Form 10-Q
period 2015-03-31
RAYONIER INC
filed 2015-05-08
CIK 52827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
YES ☐        NO  ☒

As of May 1, 2015, there were outstanding 126,867,147 Common Shares of the registrant.

i

PART I.        FINANCIAL INFORMATION

Item 1.         Financial Statements

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
SALES	$140,305	$143,187
Costs and Expenses
Cost of sales	107,234	115,900
Selling and general expenses	10,898	13,237
Other operating income, net (Note 17)	(5,574)	(375)
	112,558	128,762
OPERATING INCOME	27,747	14,425
Interest expense	(8,544)	(10,675)
Interest income and miscellaneous expense, net	(1,494)	(1,011)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	17,709	2,739
Income tax benefit	471	7,596
INCOME FROM CONTINUING OPERATIONS	18,180	10,335
DISCONTINUED OPERATIONS, NET (Note 2)
Income from discontinued operations, net of income tax expense of $0 and $15,308	—	31,008
NET INCOME	18,180	41,343
Less: Net income (loss) attributable to noncontrolling interest	433	(83)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	17,747	41,426
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment, net of income tax benefit of $343 and $0	(14,323)	17,803
New Zealand joint venture cash flow hedges, net of income tax benefit (expense) of $436 and ($501)	(946)	1,711
Amortization of pension and postretirement plans, net of income tax expense of $158 and $931	781	2,097
Total other comprehensive (loss) income	(14,488)	21,611
COMPREHENSIVE INCOME	3,692	62,954
Less: Comprehensive (loss) income attributable to noncontrolling interest	(3,791)	5,425
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$7,483	$57,529
EARNINGS PER COMMON SHARE (Note 3)
BASIC EARNINGS PER SHARE ATTRIBUTABLE TO RAYONIER INC.
Continuing Operations	$0.14	$0.08
Discontinued Operations	—	0.25
Net Income	$0.14	$0.33
DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO RAYONIER INC.
Continuing Operations	$0.14	$0.08
Discontinued Operations	—	0.24
Net Income	$0.14	$0.32

Dividends per share	$0.25	$0.49

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$139,049	$161,558
Accounts receivable, less allowance for doubtful accounts of $42 and $42	19,960	24,018
Inventory (Note 14)	13,100	8,383
Prepaid and other current assets	18,040	19,745
Total current assets	190,149	213,704
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,073,024	2,088,501
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT COSTS (NOTE 5)	71,952	77,433
PROPERTY, PLANT AND EQUIPMENT
Land	1,833	1,833
Buildings	8,894	8,961
Machinery and equipment	3,530	3,503
Construction in progress	710	579
Total property, plant and equipment, gross	14,967	14,876
Less — accumulated depreciation	(8,375)	(8,170)
Total property, plant and equipment, net	6,592	6,706
OTHER ASSETS	70,833	66,771
TOTAL ASSETS	$2,412,550	$2,453,115
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$22,228	$20,211
Current maturities of long-term debt	130,213	129,706
Accrued taxes	12,461	11,405
Accrued payroll and benefits	2,996	6,390
Accrued interest	9,892	8,433
Other current liabilities	19,002	25,857
Total current liabilities	196,792	202,002
LONG-TERM DEBT	612,804	621,849
PENSION AND OTHER POSTRETIREMENT BENEFITS (Note 13)	33,661	33,477
OTHER NON-CURRENT LIABILITIES	21,077	20,636
COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 shares authorized, 126,802,309 and 126,773,097 shares issued and outstanding	703,588	702,598
Retained earnings	776,827	790,697
Accumulated other comprehensive loss	(15,088)	(4,825)
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,465,327	1,488,470
Noncontrolling interest	82,889	86,681
TOTAL SHAREHOLDERS’ EQUITY	1,548,216	1,575,151
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,412,550	$2,453,115

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2015	2014
OPERATING ACTIVITIES
Net income	$18,180	$41,343
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	29,975	25,981
Non-cash cost of land sold and real estate development costs recovered upon sale	3,747	3,076
Stock-based incentive compensation expense	805	3,103
Deferred income taxes	(189)	5,596
Non-cash adjustments to unrecognized tax benefit liability	—	(3,896)
Depreciation and amortization from discontinued operations	—	20,649
Amortization of losses from pension and postretirement plans	939	3,028
Other	105	2,368
Changes in operating assets and liabilities:
Receivables	3,544	(15,950)
Inventories	(3,133)	(950)
Accounts payable	2,857	13,929
Income tax receivable/payable	(150)	1,319
All other operating activities	(3,282)	3,002
Expenditures for dispositions and discontinued operations	—	(2,498)
CASH PROVIDED BY OPERATING ACTIVITIES	53,398	100,100
INVESTING ACTIVITIES
Capital expenditures	(13,292)	(34,640)
Real estate development costs	(306)	(1,812)
Purchase of timberlands	(23,070)	(10,637)
Change in restricted cash	(7,071)	45,312
Other	—	(778)
CASH USED FOR INVESTING ACTIVITIES	(43,739)	(2,555)
FINANCING ACTIVITIES
Issuance of debt	12,000	31,819
Repayment of debt	(11,371)	(110,000)
Dividends paid	(31,667)	(62,545)
Proceeds from the issuance of common shares	546	2,027
Repurchase of common shares	(94)	(1,754)
Other	—	(678)
CASH USED FOR FINANCING ACTIVITIES	(30,586)	(141,131)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,582)	13
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(22,509)	(43,573)
Balance, beginning of year	161,558	199,644
Balance, end of period	$139,049	$156,071
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest (a)	$5,016	$6,928
Income taxes	138	7,134
Non-cash investing activity:
Capital assets purchased on account	2,441	17,891

(a)
Interest paid is presented net of patronage refunds received of $1.3 million for the three months ended March 31, 2015 and $2.1 million for the three months ended March 31, 2014. For additional information on patronage refunds, see Note 13 — Debt in the 2014 Form 10-K.

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

1.	BASIS OF PRESENTATION
Basis of Presentation
The unaudited consolidated financial statements and notes thereto of Rayonier Inc. and its subsidiaries (“Rayonier” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, these financial statements and notes reflect all adjustments (all of which are normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. These statements and notes should be read in conjunction with the financial statements and supplementary data included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC (the “2014 Form 10-K”).
Reclassifications
Certain 2014 amounts have been reclassified to conform to the current presentation, including changes in balance sheet presentation. During the first quarter of 2015, the Company reclassified seeds and seedlings from Inventory and Other Assets to Timber and Timberlands, Net to better reflect the intended use of the assets. Rayonier also reclassified long-term higher and better use (“HBU”) timberlands and real estate development costs from Other Assets to a separate balance sheet caption. These adjustments are reflected in the March 31, 2015 and December 31, 2014 Consolidated Balance Sheets. Corresponding changes have also been made to the Consolidated Statements of Cash Flows for both periods presented.
Certain 2014 amounts have also been adjusted for reclassifications of discontinued operations. Rayonier completed the spin-off of its Performance Fibers business on June 27, 2014. Accordingly, the operating results of this business segment are reported as discontinued operations in the Company’s Consolidated Statements of Income and Comprehensive Income for the prior-year period. Certain administrative and general costs historically allocated to the Performance Fibers business that remained with Rayonier are reported in continuing operations.
The Consolidated Statement of Cash Flows for March 31, 2014 has not been restated to exclude Performance Fibers cash flows.
See Note 2 — Discontinued Operations for additional information regarding the spin-off of the Performance Fibers business.
New Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) jointly issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, a comprehensive new revenue recognition standard that will supersede current revenue recognition guidance. The core principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to receive in exchange for those goods or services. The guidance provides a unified model to determine when and how revenue is recognized and will require enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. In April 2015, the FASB voted for a one-year deferral of the effective date of the new standard, with an option for organizations to adopt early based on the original effective date. If approved, this standard will be effective for Rayonier beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation, which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This standard will be effective for Rayonier’s first quarter 2016 Form 10-Q filing and is not expected to have an impact on the Company’s consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest. This amendment requires that debt issuance costs be presented in the Balance Sheet as a direct deduction from the carrying amount of the debt liability. This standard will be effective for Rayonier’s first quarter 2016 Form 10-Q filing and is not expected to have a material impact on the Company’s consolidated financial statements.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Subsequent Events
The Company evaluated events and transactions that occurred after the Balance Sheet date but before the financial statements were issued, and no subsequent events were identified.

2.	DISCONTINUED OPERATIONS
Spin-Off of the Performance Fibers Business
On June 27, 2014, Rayonier completed the tax-free spin-off of its Performance Fibers business and retained its timber, real estate and trading businesses. The spin-off resulted in two independent, publicly-traded companies, with the Performance Fibers business being spun-off to Rayonier shareholders as a newly formed public company named Rayonier Advanced Materials Inc. (“Rayonier Advanced Materials”). On June 27, 2014, the shareholders of record received one share of Rayonier Advanced Materials common stock for every three common shares of Rayonier held as of the close of business on the record date of June 18, 2014.
In connection with the spin-off, Rayonier Advanced Materials distributed $906.2 million in cash to Rayonier from $550 million in Senior Notes issued by Rayonier A.M. Products (a wholly-owned subsidiary of Rayonier Advanced Materials), $325 million in term loans, and $75 million from a revolving credit facility Rayonier Advanced Materials entered into prior to the spin-off. Pursuant to the terms of the Internal Revenue Service spin-off ruling, $75 million of this cash was paid to Rayonier’s shareholders as dividends. Of this $75 million, $63.2 million was paid to shareholders as a special dividend in the third quarter of 2014.
In order to effect the spin-off and govern the Company’s relationship with Rayonier Advanced Materials after the spin-off, Rayonier and Rayonier Advanced Materials entered into a Separation and Distribution Agreement, an Intellectual Property Agreement, a Tax Sharing Agreement, an Employee Matters Agreement and a Transition Services Agreement. See Note 3 — Discontinued Operations in the 2014 Form 10-K for further details concerning these agreements.
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
The following table summarizes the operating results of the Company's discontinued operations related to the Performance Fibers spin-off for the three months ended March 31, 2014, as presented in "Income from discontinued operations, net" in the Consolidated Statements of Income and Comprehensive Income:

Three Months Ended March 31, 2014
Sales	$243,499
Cost of sales and other	(193,864)
Transaction expenses	(3,319)
Income from discontinued operations before income taxes	46,316
Income tax expense	(15,308)
Income from discontinued operations, net	$31,008

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

In accordance with Accounting Standards Codification (“ASC”) 205-20-S99-3, Allocation of Interest to Discontinued Operations, the Company elected to allocate interest expense to discontinued operations where the debt is not directly attributed to the Performance Fibers business.  Interest expense has been allocated based on a ratio of net assets to be discontinued to the sum of consolidated net assets plus consolidated debt (other than debt directly attributable to the Timber and Real Estate operations). The following table summarizes the interest expense allocated to discontinued operations for the three months ended March 31, 2014:

Three Months Ended March 31, 2014
Interest expense allocated to the Performance Fibers business	($2,295)
The following table summarizes the depreciation, amortization and capital expenditures of the Company's discontinued operations related to the Performance Fibers business:

Three Months Ended March 31, 2014
Depreciation and amortization	$20,649
Capital expenditures	17,876

Pursuant to a Memorandum of Understanding agreement, Rayonier may provide Rayonier Advanced Materials with up to 120,000 tons of hardwood annually through July 30, 2017. Prior to the spin-off, hardwood purchases were intercompany transactions eliminated in consolidation as follows:

Three Months Ended March 31, 2014
Hardwood purchases	$2,745

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

3.	EARNINGS PER COMMON SHARE
The following table provides details of the calculations of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2015	2014
Income from continuing operations	$18,180	$10,335
Less: Net income (loss) from continuing operations attributable to noncontrolling interest	433	(83)
Income from continuing operations attributable to Rayonier Inc.	$17,747	$10,418

Income from discontinued operations, net, attributable to Rayonier Inc.	—	31,008

Net income attributable to Rayonier Inc.	$17,747	$41,426

Shares used for determining basic earnings per common share	126,614,334	126,344,987
Dilutive effect of:
Stock options	168,680	286,535
Performance and restricted shares	51,494	83,850
Assumed conversion of Senior Exchangeable Notes (a)	892,885	1,063,538
Assumed conversion of warrants (a)	—	645,583
Shares used for determining diluted earnings per common share	127,727,393	128,424,493
Basic earnings per common share attributable to Rayonier Inc.:
Continuing operations	$0.14	$0.08
Discontinued operations	—	0.25
Net income	$0.14	$0.33
Diluted earnings per common share attributable to Rayonier Inc.:
Continuing operations	$0.14	$0.08
Discontinued operations	—	0.24
Net income	$0.14	$0.32

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended March 31,
	2015	2014
Anti-dilutive shares excluded from the computations of diluted earnings per share:
Stock options, performance and restricted shares	757,960	731,046
Assumed conversion of exchangeable note hedges (a)	892,885	1,063,538
Total	1,650,845	1,794,584

(a) Rayonier will not issue additional shares upon future exchange or maturity of the Senior Exchangeable Notes due 2015 (the
“2015 Notes”) due to offsetting hedges. ASC 260, Earnings Per Share requires the assumed conversion of the 2015 Notes to be included in dilutive shares if the average stock price for the period exceeds the strike price, while the assumed conversion of the hedges is excluded since they are anti-dilutive. The full dilutive effect of the 2015 Notes was included for all periods presented.
Rayonier will distribute additional shares upon maturity of the warrants sold in conjunction with the 2015 Notes if the stock price exceeds $28.12 per share. The exchange price on the warrants is lower than periods prior to second quarter 2014 as it has been adjusted to reflect the spin-off of the Performance Fibers business. The warrants were not dilutive for the three months ended March 31, 2015 as the average stock price for the period did not exceed the strike price. For further information, see Note 13 — Debt in the 2014 Form 10-K and Note 15 — Debt of this Form 10-Q.

4.     INCOME TAXES
The operations conducted by the Company’s Real Estate Investment Trust (“REIT”) entities are generally not subject to U.S. federal and state income taxation. Non-REIT qualifying operations are conducted by the Company’s taxable REIT subsidiaries. Prior to the June 27, 2014 spin-off of Rayonier Advanced Materials, the Company’s taxable REIT subsidiaries (“TRS”) operations included the Performance Fibers business. As such, during 2014 and prior periods the income tax benefit from continuing operations was significantly impacted by the TRS businesses. Subsequent to the spin-off, the primary businesses performed in Rayonier’s taxable REIT subsidiaries include log trading and certain real estate activities, such as the sale and entitlement of development HBU properties.
Provision for Income Taxes from Continuing Operations
The Company’s effective tax rate is below the 35 percent U.S. statutory rate due to tax benefits associated with being a REIT. The income tax benefit for the three months ended March 31, 2015 is principally related to the Matariki Forestry Group joint venture (the “New Zealand JV”). The prior year period’s benefit was due to losses at Rayonier's taxable operations primarily from interest and general administrative expenses not allowed to be allocated to the discontinued operations of the Performance Fibers business and is not comparable to the current year.
The table below reconciles the U.S. statutory rate to the Company’s effective tax rate for each period presented:

	Three Months Ended March 31,
	2015		2014
Income tax expense at federal statutory rate	($6,198)	35.0%	($959)	35.0%
REIT income and taxable losses	7,502	(42.4)	7,188	(262.4)
Foreign operations	1,137	(6.4)	(10)	0.4
Net operating loss valuation allowance	(1,812)	10.2	—	—
Other	(158)	0.9	7	(0.3)
Income tax benefit before discrete items	$471	(2.7)%	$6,226	(227.3)%
Prior period state tax adjustments	—	—	1,370	(50.0)
Income tax benefit as reported for continuing operations	$471	(2.7)%	$7,596	(277.3)%

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Provision for Income Taxes from Discontinued Operations
On June 27, 2014, Rayonier completed the spin-off of its Performance Fibers business. For the three months ended March 31, 2014, income tax expense related to Performance Fibers discontinued operations was $15.3 million. See Note 2 — Discontinued Operations for additional information on the spin-off of the Performance Fibers business.

5.     HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT COSTS

Rayonier continuously assesses potential alternative uses of its timberlands, as some properties may become more valuable for development, residential, recreation or other purposes. The Company periodically transfers, via a sale or contribution from the REIT to TRS, HBU timberlands to enable land-use entitlement, development or marketing activities. The Company also acquires HBU properties in connection with timberland acquisitions. These properties are still managed as timberlands until sold or developed. While the majority of HBU sales involve rural and recreational land, the Company also selectively pursues various land-use entitlements on certain properties for residential, commercial and industrial development in order to enhance the long-term value of such properties. For selected development properties, Rayonier also invests in targeted infrastructure improvements, such as roadways and utilities, to accelerate the marketability and improve the value of such properties.
An analysis of higher and better use timberlands and real estate development costs from December 31, 2014 to March 31, 2015 is shown below:

	Higher and Better Use Timberlands and Real Estate Development Costs
	Land and Timber	Development Costs	Total
Non-current portion at December 31, 2014	$65,959	$11,474	$77,433
Plus: Current portion (a)	4,875	57	4,932
Total Balance at December 31, 2014	70,834	11,531	82,365
Non-cash cost of land sold and real estate development costs recovered upon sale	(3,669)	(4)	(3,673)
Timber depletion from harvesting activities	(554)	—	(554)
Capitalized real estate development costs (b)	—	276	276
Capital expenditures (silviculture)	49	—	49
Acquisitions	—	—	—
Transfers	—	—	—
Total Balance at March 31, 2015	66,660	11,803	78,463
Less: Current portion (a)	(6,173)	(338)	(6,511)
Non-current portion at March 31, 2015	$60,487	$11,465	$71,952

(a)	The current portion of Higher and Better Use Timberlands and Real Estate Development Costs is recorded in Inventory. See Note 14 — Inventory for additional information.

(b)	Capitalized real estate development costs for the three months ended March 31, 2015 of $276,000 consisted of $306,000 in cash outflows and a $30,000 change in accrued spending.

6.	RESTRICTED DEPOSITS
In order to qualify for like-kind exchange (“LKE”) treatment, the proceeds from real estate sales must be deposited with a third-party intermediary. These proceeds are accounted for as restricted cash until a suitable replacement property is acquired. In the event LKE purchases are not completed, the proceeds are returned to the Company after 180 days and reclassified as available cash. As of March 31, 2015 and December 31, 2014, the Company had $13.8 million and $6.7 million, respectively, of proceeds from real estate sales classified as restricted cash in Other Assets, which were deposited with an LKE intermediary.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

7.	SHAREHOLDERS’ EQUITY
 An analysis of shareholders’ equity for the three months ended March 31, 2015 and the year ended December 31, 2014 is shown below (share amounts not in thousands):

	Rayonier Inc. Shareholders’ Equity
	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interest	Total Shareholders’ Equity
	Shares (a)	Amount
Balance, December 31, 2013	126,257,870	$692,100	$1,015,209	($46,139)	$94,073	$1,755,243
Net income (loss)	—	—	99,337	—	(1,491)	97,846
Dividends ($2.03 per share)	—	—	(256,861)	—	—	(256,861)
Contribution to Rayonier Advanced Materials	—	(301)	(61,318)	80,749	—	19,130
Adjustments to Rayonier Advanced Materials (b)	—	—	(5,670)	(2,556)	—	(8,226)
Issuance of shares under incentive stock plans	561,701	5,579	—	—	—	5,579
Stock-based compensation	—	7,869	—	—	—	7,869
Tax deficiency on stock-based compensation	—	(791)	—	—	—	(791)
Repurchase of common shares	(46,474)	(1,858)	—	—	—	(1,858)
Net loss from pension and postretirement plans	—	—	—	(24,147)	—	(24,147)
Noncontrolling interest redemption of shares	—	—	—	—	(931)	(931)
Foreign currency translation adjustment	—	—	—	(11,526)	(4,321)	(15,847)
Joint venture cash flow hedges	—	—	—	(1,206)	(649)	(1,855)
Balance, December 31, 2014	126,773,097	$702,598	$790,697	($4,825)	$86,681	$1,575,151
Net income	—	—	17,747	—	433	18,180
Dividends ($0.25 per share)	—	—	(31,617)	—	—	(31,617)
Issuance of shares under incentive stock plans	32,196	546	—	—	—	546
Stock-based compensation	—	805	—	—	—	805
Tax deficiency on stock-based compensation	—	(267)	—	—	—	(267)
Repurchase of common shares	(2,984)	(94)	—	—	—	(94)
Net gain from pension and postretirement plans	—	—	—	781	—	781
Foreign currency translation adjustment	—	—	—	(10,429)	(3,894)	(14,323)
Joint venture cash flow hedges	—	—	—	(615)	(331)	(946)
Balance, March 31, 2015	126,802,309	$703,588	$776,827	($15,088)	$82,889	$1,548,216

(a)	The Company’s common shares are registered in North Carolina and have a $0.00 par value.

(b)	Primarily relates to adjustments made to the Rayonier Advanced Materials contribution as income taxes and pension and postretirement plan assets and obligations were finalized.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

8.	SEGMENT AND GEOGRAPHICAL INFORMATION
On June 27, 2014, the Company spun-off its Performance Fibers business and its operations are shown as discontinued operations for all periods presented. See Note 2 — Discontinued Operations for additional information. Effective with the fourth quarter of 2014, the Company realigned its segments considering the economic characteristics of each business unit and the way management now internally evaluates business performance and makes capital allocation decisions. All prior period amounts have been reclassified to reflect the newly realigned segment structure. See Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Our Company for additional information.
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
Segment information for each of the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
SALES	2015	2014
Southern Timber	$35,531	$33,876
Pacific Northwest Timber	19,154	33,038
New Zealand Timber	41,194	37,764
Real Estate	23,791	5,530
Trading	20,635	35,686
Intersegment Eliminations	—	(2,707)
Total	$140,305	$143,187

	Three Months Ended March 31,
OPERATING INCOME	2015	2014
Southern Timber	$12,413	$10,493
Pacific Northwest Timber	2,587	12,642
New Zealand Timber	5,694	2,411
Real Estate	12,582	725
Trading	270	(412)
Corporate and other	(5,799)	(11,434)
Total Operating Income	27,747	14,425
Unallocated interest expense and other	(10,038)	(11,686)
Total income from continuing operations before income taxes	$17,709	$2,739

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended March 31,
DEPRECIATION, DEPLETION AND AMORTIZATION	2015	2014
Southern Timber	$14,301	$11,996
Pacific Northwest Timber	3,790	6,297
New Zealand Timber	8,003	6,496
Real Estate	3,812	910
Trading	—	—
Corporate and other	69	282
Total	$29,975	$25,981

	Three Months Ended March 31,
NON-CASH COST OF LAND SOLD AND REAL ESTATE COSTS RECOVERED UPON SALE	2015	2014
Southern Timber	—	—
Pacific Northwest Timber	—	—
New Zealand Timber	—	2,098
Real Estate	3,747	978
Trading	—	—
Corporate and other	—	—
Total	$3,747	$3,076

9.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
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
Foreign Currency Exchange and Option Contracts
The functional currency of Rayonier’s wholly owned subsidiary, Rayonier New Zealand Limited (“RNZ”) and the New Zealand JV is the New Zealand dollar. The New Zealand JV is exposed to foreign currency risk on export sales and ocean freight payments which are mainly denominated in U.S. dollars. The timber operations of the New Zealand JV are typically hedged 50 percent to 90 percent of its estimated foreign currency exposure with respect to the following three months forecasted sales and purchases, 50 percent to 75 percent of forecasted sales and purchases for the forward three to 12 months and up to 50 percent of the forward 12 to 18 months. Foreign currency exposure from the New Zealand JV’s trading operations is typically hedged based on the following three months forecasted sales and purchases. As of March 31, 2015, foreign currency exchange contracts and foreign currency option contracts had maturity dates through July 2016 and September 2016, respectively.

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
Interest Rate Swaps
The Company uses interest rate swaps to manage the New Zealand JV’s exposure to interest rate movements on its variable rate debt attributable to changes in the New Zealand Bank bill rate. By converting a portion of these borrowings from floating rates to fixed rates the Company has reduced the impact of interest rate changes on its expected future cash outflows. As of March 31, 2015, the Company’s interest rate contracts hedged 81 percent of the New Zealand JV’s variable rate debt and had maturity dates through January 2020.
Fuel Hedge Contracts
The Company has historically used fuel hedge contracts to manage its New Zealand JV’s exposure to changes in New Zealand’s domestic diesel prices. Due to the low volume of diesel fuel purchases made by the New Zealand JV in 2013, the Company decided to no longer hedge its diesel fuel purchases effective November 2013. There were no contracts remaining as of December 31, 2014.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table demonstrates the impact of the Company’s derivatives on the Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2015 and 2014.

		Three Months Ended March 31,
	Income Statement Location	2015	2014
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive (loss) income	($700)	$1,487
Foreign currency option contracts	Other comprehensive (loss) income	(681)	725

Derivative designated as a net investment hedge:
Foreign currency exchange contract	Other comprehensive (loss) income	591	—

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Other operating (income) expense	—	25
Foreign currency option contracts	Other operating (income) expense	—	7
Interest rate swaps	Interest and miscellaneous (expense) income, net	(1,855)	(1,134)
Fuel hedge contracts	Cost of sales (benefit)	—	317
During the next 12 months, the amount of the March 31, 2015 AOCI balance, net of tax, expected to be reclassified into earnings as a result of the maturation of the Company’s derivative instruments is a loss of approximately $1.8 million.
The following table contains the notional amounts of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Notional Amount
	March 31, 2015	December 31, 2014
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	$29,560	$28,540
Foreign currency option contracts	99,400	79,400

Derivative designated as a net investment hedge:
Foreign currency exchange contract	26,278	27,419

Derivatives not designated as hedging instruments:
Interest rate swaps	142,101	161,968

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table contains the fair values of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Location on Balance Sheet	Fair Value Assets / (Liabilities) (a)
		March 31, 2015	December 31, 2014
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Prepaid and other current assets	$87	$132
	Other assets	8	59
	Other current liabilities	(823)	(272)
	Other non-current liabilities	(49)	—
Foreign currency option contracts	Prepaid and other current assets	393	299
	Other assets	390	198
	Other current liabilities	(2,176)	(1,439)
	Other non-current liabilities	(374)	(196)

Derivative designated as a net investment hedge:
Foreign currency exchange contract	Prepaid and other current assets	711	—
	Other current liabilities	—	(223)

Derivatives not designated as hedging instruments:
Interest rate swaps	Other current liabilities	(80)	—
	Other non-current liabilities	(8,085)	(7,247)

Total derivative contracts:
Prepaid and other current assets		$1,191	$431
Other assets		398	257
Total derivative assets		1,589	688

Other current liabilities		(3,079)	(1,934)
Other non-current liabilities		(8,508)	(7,443)
Total derivative liabilities		($11,587)	($9,377)

(a)	See Note 10 — Fair Value Measurements for further information on the fair value of the Company’s derivatives including their classification within the fair value hierarchy.

Offsetting Derivatives
Derivative financial instruments are presented at their gross fair values in the Consolidated Balance Sheets. The Company’s derivative financial instruments are not subject to master netting arrangements, which would allow the right of offset.

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
The following table presents the carrying amount and estimated fair values of financial instruments held by the Company at March 31, 2015 and December 31, 2014, using market information and what the Company believes to be appropriate valuation methodologies under generally accepted accounting principles:

	March 31, 2015			December 31, 2014
Asset (liability)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$139,049	$139,049	—	$161,558	$161,558	—
Restricted cash (a)	13,759	13,759	—	6,688	6,688	—
Current maturities of long-term debt	(130,213)	—	(150,588)	(129,706)	—	(156,762)
Long-term debt	(612,804)	—	(621,605)	(621,849)	—	(628,476)
Interest rate swaps (b)	(8,165)	—	(8,165)	(7,247)	—	(7,247)
Foreign currency exchange contracts (b)	(66)	—	(66)	(304)	—	(304)
Foreign currency option contracts (b)	(1,767)	—	(1,767)	(1,138)	—	(1,138)

(a)	Restricted cash is recorded in “Other Assets” and represents the proceeds from LKE sales deposited with a third-party intermediary.

(b)	See Note 9 — Derivative Financial Instruments and Hedging Activities for information regarding the Balance Sheet classification of the Company’s derivative financial instruments.
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
The Company provides financial guarantees as required by creditors, insurance programs, and various governmental agencies. As of March 31, 2015, the following financial guarantees were outstanding:

Financial Commitments	Maximum Potential Payment	Carrying Amount of Associated Liability
Standby letters of credit (a)	$16,685	$15,000
Guarantees (b)	2,254	43
Surety bonds (c)	682	—
Total financial commitments	$19,621	$15,043

(a)
Approximately $15 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letters of credit support various insurance related agreements, primarily workers’ compensation. These letters of credit will expire at various dates during 2015 and will be renewed as required.

(b)
In conjunction with a timberland sale and note monetization in 2004, the Company issued a make-whole agreement pursuant to which it guaranteed $2.3 million of obligations of a special-purpose entity that was established to complete the monetization. At March 31, 2015, the Company has a de minimis liability to reflect the fair market value of its obligation to perform under the make-whole agreement.

(c)
Rayonier issues surety bonds primarily to secure timber harvesting obligations in the State of Washington and to provide collateral for the Company’s workers’ compensation self-insurance program in that state. These surety bonds expire at various dates during 2015 and 2016 and are expected to be renewed as required.

12.	CONTINGENCIES

Following the Company’s November 10, 2014 earnings release and filing of the restated interim financial statements for the quarterly periods ended March 31, 2014 and June 30, 2014 (the “November 2014 Announcement”), shareholders of the Company filed five putative class actions against the Company and Paul G. Boynton, Hans E. Vanden Noort, David L. Nunes, and H. Edwin Kiker arising from circumstances described in the November 2014 Announcement, entitled respectively:

•	Sating v. Rayonier Inc. et al, Civil Action No. 3:14-cv-01395; filed November 12, 2014 in the United States District Court for the Middle District of Florida;

•	Keasler v. Rayonier Inc. et al, Civil Action No. 3:14-cv-01398, filed November 13, 2014 in the United States District Court for the Middle District of Florida;

•	Lake Worth Firefighters’ Pension Trust Fund v. Rayonier Inc. et al, Civil Action No. 3:14-cv-01403, filed November 13, 2014 in the United States District Court for the Middle District of Florida;

•	Christie v. Rayonier Inc. et al, Civil Action No. 3:14-cv-01429, filed November 21, 2014 in the United States District Court for the Middle District of Florida; and

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

On January 9, 2015, the five securities actions were consolidated into one putative class action entitled In re Rayonier Inc. Securities Litigation, Case No. 3:14-cv-01395-TJC-JBT, in the United States District Court for the Middle District of Florida. The plaintiffs alleged that the defendants made false and/or misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs sought unspecified monetary damages and attorneys’ fees and costs. Two shareholders, the Pension Trust Fund for Operating Engineers and the Lake Worth Firefighters’ Pension Trust Fund moved for appointment as lead plaintiff on January 12, 2015, which was granted on February 25, 2015. On April 7, 2015, the plaintiffs filed a Consolidated Class Action Complaint (the “Amended Complaint”). In the Amended Complaint, plaintiffs added allegations as to and added as a defendant N. Lynn Wilson, a former officer of Rayonier. Although the Amended Complaint does not contain any allegations as to David L. Nunes or H. Edwin Kiker, they have not yet been formally dismissed from the case as defendants. Defendants’ Motion to Dismiss is due not later than May 15, 2015. The court has set a hearing on the motion for August 25, 2015. At this preliminary stage, the Company cannot determine whether there is a reasonable possibility that a loss has been incurred nor can the range of any potential loss be estimated.

On November 26, 2014, December 29, 2014, January 26, 2015, and February 13, 2015, the Company received separate letters from shareholders requesting that the Company investigate or pursue derivative claims against certain officers and directors related to the November 2014 Announcement. Although these demands do not identify any claims against the Company, the Company could potentially incur certain obligations to advance expenses and provide indemnification to certain current and former officers and directors of the Company. The Company may also incur expenses as a result of any costs arising from the investigation of the claims alleged in the various demands. At this preliminary stage, the ultimate outcome of these matters cannot be predicted, nor can the range of potential expenses the Company may incur as a result of the obligations identified above be estimated.

In November 2014, the Company received a subpoena from the SEC seeking documents related to the Company’s amended reports filed with the SEC on November 10, 2014. The Company is cooperating with the SEC and complying with the subpoena. The Company does not currently believe that the investigation will have a material impact on the Company’s financial condition, results of operations, or cash flow, but cannot predict the timing or outcome of the SEC investigation.

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
The Company has one qualified non-contributory defined benefit pension plan covering a portion of its employees and an unfunded plan that provides benefits in excess of amounts allowable under current tax law in the qualified plan. Currently, the pension plans are closed to new participants. Employee benefit plan liabilities are calculated using actuarial estimates and management assumptions. These estimates are based on historical information, along with certain assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause the estimates to change. In the first quarter of 2015, the Company lowered its return on asset assumption from 8.5 percent to 7.7 percent for 2015.
The net pension and postretirement benefit costs that have been recorded are shown in the following table:

	Pension		Postretirement
	Three Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014
Components of Net Periodic Benefit Cost
Service cost	$371	$1,624	$3	$179
Interest cost	830	4,683	13	206
Expected return on plan assets	(1,007)	(6,658)	—	—
Amortization of prior service cost	3	292	—	4
Amortization of losses	933	2,737	3	129
Amortization of negative plan amendment	—	—	—	(134)
Net periodic benefit cost (a)	$1,130	$2,678	$19	$384

(a)
Net periodic benefit cost for the three months ended March 31, 2014 includes $2.0 million recorded in “Income from discontinued operations, net” on the Consolidated Statements of Income and Comprehensive Income.

In 2015, the Company has no mandatory pension contribution requirement.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

14.	INVENTORY
In the first quarter of 2015, Rayonier reclassified seeds and seedlings from Inventory and Other Assets to Timber and Timberlands, Net to better reflect the intended use of the assets, as discussed at Note 1 — Basis of Presentation. As of March 31, 2015 and December 31, 2014, Rayonier’s inventory was solely comprised of finished goods, as follows:

	March 31, 2015	December 31, 2014
Finished goods inventory
Real estate inventory (a)	$6,511	$4,932
New Zealand log inventory	6,589	3,451
Total inventory	$13,100	$8,383

(a)	Represents HBU real estate (including capitalized development costs) expected to be sold within 12 months.

15.	DEBT
As of December 31, 2014, the Senior Exchangeable Notes due 2015 were not exchangeable at the option of the holders for the calendar quarter ended March 31, 2015. According to the indenture, in order for the notes to become exchangeable prior to May 15, 2015, the Company’s stock price must exceed 130 percent of the exchange price for 20 trading days during a period of 30 consecutive trading days as of the last day of the quarter. Based upon the average stock price for the 30 trading days ended March 31, 2015, these notes will not become exchangeable until May 15, 2015, the date at which the notes become exchangeable until maturity without the aforementioned condition. The notes mature in August of 2015 and are classified as current maturities of long-term debt as of March 31, 2015.
Net draws of $2 million were made in the first quarter of 2015 on the revolving credit facility. At March 31, 2015, the Company had available borrowings of $180 million under the revolving credit facility, net of $2 million to secure its outstanding letters of credit, and additional draws available of $100 million under the term credit agreement.
As of March 31, 2015, the New Zealand JV had $176 million of long-term variable rate debt maturing in September of 2016. This debt is subject to interest rate risk resulting from changes in the 90-day New Zealand Bank bill rate (“BKBM”). However, the New Zealand JV uses interest rate swaps to manage its exposure to interest rate movements on its bank loan by swapping a portion of these borrowings from floating rates to fixed rates. The notional amount of the outstanding interest rate swap contracts at March 31, 2015 was $142 million, or 81 percent of the variable rate debt. The interest rate swap contracts have maturities extending through January 2020. The periodic interest rate on New Zealand JV debt is BKBM plus 80 basis points with an additional 80 basis point credit line fee. The Company estimates the periodic effective interest rate on New Zealand JV debt to be approximately 6.6% after consideration of interest rate swaps. During the three months ended March 31, 2015, the New Zealand JV paid $1.4 million on its shareholder loan held with the non-controlling interest party. Favorable exchange rate changes resulted in a $9.5 million decrease to the New Zealand JV’s debt on a U.S. dollar basis.
There were no other significant changes to the Company’s outstanding debt as reported in Note 13 — Debt in the 2014 Form 10-K.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

16.	ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
The following table summarizes the changes in AOCI by component for the three months ended March 31, 2015 and the year ended December 31, 2014. All amounts are presented net of tax and exclude portions attributable to noncontrolling interest.

	Foreign currency translation gains/ (losses)	Net investment hedge of New Zealand JV	New Zealand JV cash flow hedges	Unrecognized components of employee benefit plans		Total
Balance as of December 31, 2013	$36,914	—	($342)	($82,711)		($46,139)
Other comprehensive income/(loss) before reclassifications	(11,381)	(145)	510	47,938	(a)	36,922
Amounts reclassified from accumulated other comprehensive loss	—	—	(1,716)	6,108	(b)	4,392
Net other comprehensive income/(loss)	(11,381)	(145)	(1,206)	54,046		41,314
Balance as of December 31, 2014	$25,533	($145)	($1,548)	($28,665)		($4,825)
Other comprehensive income/(loss) before reclassifications	(11,020)	591	(907)	—		(11,336)
Amounts reclassified from accumulated other comprehensive loss	—	—	292	781	(c)	1,073
Net other comprehensive income/(loss)	(11,020)	591	(615)	781		(10,263)
Balance as of March 31, 2015	$14,513	$446	($2,163)	($27,884)		($15,088)

(a)
Reflects $78 million, net of taxes, of comprehensive income due to the transfer of losses to Rayonier Advanced Materials Pension Plans. This comprehensive income was offset by $30 million, net of taxes, of losses as a result of revaluations required due to the spin-off and at December 31, 2014. See Note 22 — Employee Benefit Plans in the 2014 Form 10-K for additional information.

(b)
This accumulated other comprehensive income component is comprised of $5 million from the computation of net periodic pension cost and the $1 million write-off of a deferred tax asset related to the revaluation and transfer of liabilities as a result of the spin-off.

(c)	This component of other comprehensive income is included in the computation of net periodic pension cost. See Note 13 — Employee Benefit Plans for additional information.
The following table presents details of the amounts reclassified in their entirety from AOCI to net income for the three months ended March 31, 2015 and March 31, 2014:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the income statement
	March 31, 2015	March 31, 2014
Realized loss (gain) on foreign currency exchange contracts	$364	($872)	Other operating income, net
Realized loss (gain) on foreign currency option contracts	293	(107)	Other operating income, net
Noncontrolling interest	(230)	343	Comprehensive (loss) income attributable to noncontrolling interest
Income tax (benefit) expense on loss from foreign currency contracts	(135)	144	Income tax benefit
Net loss (gain) on cash flow hedges reclassified from accumulated other comprehensive income	$292	($492)

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

17.	OTHER OPERATING INCOME, NET
Other operating income, net was comprised of the following:

	Three Months Ended March 31,
	2015	2014
Lease income, primarily from hunting leases	$4,109	$3,036
Other non-timber income	1,364	552
Foreign currency losses	(241)	(1,519)
Loss on foreign currency exchange contracts	—	(32)
Miscellaneous income (expense), net	342	(1,662)
Total	$5,574	$375

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Three Months Ended March 31, 2015
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	—	$140,305	—	$140,305
Costs and Expenses
Cost of sales	—	—	—	107,234	—	107,234
Selling and general expenses	—	4,949	—	5,949	—	10,898
Other operating income, net	—	—	—	(5,574)	—	(5,574)
	—	4,949	—	107,609	—	112,558
OPERATING (LOSS) INCOME	—	(4,949)	—	32,696	—	27,747
Interest expense	(3,168)	(92)	(2,432)	(2,852)	—	(8,544)
Interest and miscellaneous income (expense), net	1,936	837	(144)	(4,123)	—	(1,494)
Equity in income (loss) from subsidiaries	18,979	23,183	1,427	—	(43,589)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	17,747	18,979	(1,149)	25,721	(43,589)	17,709
Income tax benefit (expense)	—	—	960	(489)	—	471
NET INCOME (LOSS)	17,747	18,979	(189)	25,232	(43,589)	18,180
Less: Net income attributable to noncontrolling interest	—	—	—	433	—	433
NET INCOME (LOSS) ATTRIBUTABLE TO RAYONIER INC.	17,747	18,979	(189)	24,799	(43,589)	17,747
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment	(10,430)	(10,430)	(852)	(14,323)	21,712	(14,323)
New Zealand joint venture cash flow hedges	(615)	(615)	(615)	(946)	1,845	(946)
Amortization of pension and postretirement plans, net of income tax	781	781	20	20	(821)	781
Total other comprehensive loss	(10,264)	(10,264)	(1,447)	(15,249)	22,736	(14,488)
COMPREHENSIVE INCOME (LOSS)	7,483	8,715	(1,636)	9,983	(20,853)	3,692
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	(3,791)	—	(3,791)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO RAYONIER INC.	$7,483	$8,715	($1,636)	$13,774	($20,853)	$7,483

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Three Months Ended March 31, 2014
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non-guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	—	$143,187	—	$143,187
Costs and Expenses
Cost of sales	—	—	—	115,900	—	115,900
Selling and general expenses	—	2,150	—	11,087	—	13,237
Other operating expense (income), net	—	2,375	—	(2,750)	—	(375)
	—	4,525	—	124,237	—	128,762
OPERATING (LOSS) INCOME	—	(4,525)	—	18,950	—	14,425
Interest expense	(3,193)	(243)	(6,690)	(549)	—	(10,675)
Interest and miscellaneous income (expense), net	2,698	814	(1,047)	(3,476)	—	(1,011)
Equity in income from subsidiaries	41,921	46,478	31,110	—	(119,509)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	41,426	42,524	23,373	14,925	(119,509)	2,739
Income tax (expense) benefit	—	(603)	2,824	5,375	—	7,596
INCOME FROM CONTINUING OPERATIONS	41,426	41,921	26,197	20,300	(119,509)	10,335
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income taxes	—	—	—	31,008	—	31,008
NET INCOME	41,426	41,921	26,197	51,308	(119,509)	41,343
Less: Net loss attributable to noncontrolling interest	—	—	—	(83)	—	(83)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	41,426	41,921	26,197	51,391	(119,509)	41,426
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	12,894	12,893	766	17,795	(26,545)	17,803
New Zealand joint venture cash flow hedges	1,112	1,112	1,112	1,711	(3,336)	1,711
Amortization of pension and postretirement plans, net of income tax	2,097	2,097	1,620	1,620	(5,337)	2,097
Total other comprehensive income	16,103	16,102	3,498	21,126	(35,218)	21,611
COMPREHENSIVE INCOME	57,529	58,023	29,695	72,434	(154,727)	62,954
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	5,425	—	5,425
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$57,529	$58,023	$29,695	$67,009	($154,727)	$57,529

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of March 31, 2015
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$77,738	$4,282	$1,287	$55,742	—	$139,049
Accounts receivable, less allowance for doubtful accounts	—	—	182	19,778	—	19,960
Inventory	—	—	—	13,100	—	13,100
Prepaid and other current assets	—	2,075	2,120	13,845	—	18,040
Total current assets	77,738	6,357	3,589	102,465	—	190,149
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	—	2,073,024	—	2,073,024
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT COSTS	—	—	—	71,952	—	71,952
NET PROPERTY, PLANT AND EQUIPMENT	—	390	—	6,202	—	6,592
INVESTMENT IN SUBSIDIARIES	1,465,487	1,946,368	650,156	—	(4,062,011)	—
INTERCOMPANY NOTES RECEIVABLE	250,530	—	21,713	—	(272,243)	—
OTHER ASSETS	2,667	16,538	1,516	50,112	—	70,833
TOTAL ASSETS	$1,796,422	$1,969,653	$676,974	$2,303,755	($4,334,254)	$2,412,550
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	—	$1,809	$31	$20,388	—	$22,228
Current maturities of long-term debt	—	—	130,213	—	—	130,213
Accrued taxes	—	11	—	12,450	—	12,461
Accrued payroll and benefits	—	1,282	—	1,714	—	2,996
Accrued interest	6,095	(8)	1,047	33,468	(30,710)	9,892
Other current liabilities	—	788	(69)	18,283	—	19,002
Total current liabilities	6,095	3,882	131,222	86,303	(30,710)	196,792
LONG-TERM DEBT	325,000	—	33,759	254,045	—	612,804
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	34,345	—	(684)	—	33,661
OTHER NON-CURRENT LIABILITIES	—	6,623	—	14,454	—	21,077
INTERCOMPANY PAYABLE	—	459,316	—	(201,620)	(257,696)	—
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,465,327	1,465,487	511,993	2,068,368	(4,045,848)	1,465,327
Noncontrolling interest	—	—	—	82,889	—	82,889
TOTAL SHAREHOLDERS’ EQUITY	1,465,327	1,465,487	511,993	2,151,257	(4,045,848)	1,548,216
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,796,422	$1,969,653	$676,974	$2,303,755	($4,334,254)	$2,412,550

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of December 31, 2014
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$102,218	$11	$8,094	$51,235	—	$161,558
Accounts receivable, less allowance for doubtful accounts	—	—	1,409	22,609	—	24,018
Inventory	—	—	—	8,383	—	8,383
Prepaid and other current assets	—	2,003	6	17,736	—	19,745
Total current assets	102,218	2,014	9,509	99,963	—	213,704
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	—	2,088,501	—	2,088,501
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT COSTS	—	—	—	77,433	—	77,433
NET PROPERTY, PLANT AND EQUIPMENT	—	433	—	6,273	—	6,706
INVESTMENT IN SUBSIDIARIES	1,463,303	1,923,185	640,678	—	(4,027,166)	—
INTERCOMPANY NOTES RECEIVABLE	248,233	—	21,500	—	(269,733)	—
OTHER ASSETS	2,763	16,610	1,759	45,639	—	66,771
TOTAL ASSETS	$1,816,517	$1,942,242	$673,446	$2,317,809	($4,296,899)	$2,453,115
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	—	$2,687	$123	$17,401	—	$20,211
Current maturities of long-term debt	—	—	129,706	—	—	129,706
Accrued taxes	—	11	—	11,394	—	11,405
Accrued payroll and benefits	—	3,253	—	3,137	—	6,390
Accrued interest	3,047	(3)	2,520	31,281	(28,412)	8,433
Other current liabilities	—	928	145	24,784	—	25,857
Total current liabilities	3,047	6,876	132,494	87,997	(28,412)	202,002
LONG-TERM DEBT	325,000	—	31,000	265,849	—	621,849
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	34,161	—	(684)	—	33,477
OTHER NON-CURRENT LIABILITIES	—	6,436	—	14,200	—	20,636
INTERCOMPANY PAYABLE	—	431,466	—	(153,754)	(277,712)	—
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,488,470	1,463,303	509,952	2,017,520	(3,990,775)	1,488,470
Noncontrolling interest	—	—	—	86,681	—	86,681
TOTAL SHAREHOLDERS’ EQUITY	1,488,470	1,463,303	509,952	2,104,201	(3,990,775)	1,575,151
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,816,517	$1,942,242	$673,446	$2,317,809	($4,296,899)	$2,453,115

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, 2015
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$6,735	$13,604	—	$42,105	($9,046)	$53,398
INVESTING ACTIVITIES
Capital expenditures	—	—	—	(13,292)	—	(13,292)
Real estate development costs	—	—	—	(306)	—	(306)
Purchase of timberlands	—	—	—	(23,070)	—	(23,070)
Change in restricted cash	—	—	—	(7,071)	—	(7,071)
Investment in Subsidiaries	—	—	(8,807)	—	8,807	—
CASH USED FOR INVESTING ACTIVITIES	—	—	(8,807)	(43,739)	8,807	(43,739)
FINANCING ACTIVITIES
Issuance of debt	—	—	12,000	—	—	12,000
Repayment of debt	—	—	(10,000)	(1,371)	—	(11,371)
Dividends paid	(31,667)	—	—	—	—	(31,667)
Proceeds from the issuance of common shares	546	—	—	—	—	546
Repurchase of common shares	(94)	—	—	—	—	(94)
Intercompany distributions	—	(9,333)	—	9,094	239	—
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(31,215)	(9,333)	2,000	7,723	239	(30,586)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	(1,582)	—	(1,582)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(24,480)	4,271	(6,807)	4,507	—	(22,509)
Balance, beginning of year	102,218	11	8,094	51,235	—	161,558
Balance, end of period	$77,738	$4,282	$1,287	$55,742	—	$139,049

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, 2014
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$25,931	$32,794	—	$68,585	($27,210)	$100,100
INVESTING ACTIVITIES
Capital expenditures	—	(170)	—	(34,470)	—	(34,640)
Real estate development costs	—	—	—	(1,812)	—	(1,812)
Purchase of timberlands	—	—	—	(10,637)	—	(10,637)
Change in restricted cash	—	—	—	45,312	—	45,312
Investment in Subsidiaries	—	—	69,103	—	(69,103)	—
Other	—	—	—	(778)	—	(778)
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	—	(170)	69,103	(2,385)	(69,103)	(2,555)
FINANCING ACTIVITIES
Issuance of debt	—	—	30,000	1,819	—	31,819
Repayment of debt	—	—	(110,000)	—	—	(110,000)
Dividends paid	(62,545)	—	—	—	—	(62,545)
Proceeds from the issuance of common shares	2,027	—	—	—	—	2,027
Repurchase of common shares	(1,754)	—	—	—	—	(1,754)
Intercompany distributions	—	(28,434)	—	(67,879)	96,313	—
Other	—	—	—	(678)	—	(678)
CASH USED FOR FINANCING ACTIVITIES	(62,272)	(28,434)	(80,000)	(66,738)	96,313	(141,131)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	13	—	13
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(36,341)	4,190	(10,897)	(525)	—	(43,573)
Balance, beginning of year	130,181	304	10,719	58,440	—	199,644
Balance, end of period	$93,840	$4,494	($178)	$57,915	—	$156,071

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

	CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Three Months Ended March 31, 2015
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$140,305	—	$140,305
Costs and Expenses
Cost of sales	—	—	107,234	—	107,234
Selling and general expenses	—	4,949	5,949	—	10,898
Other operating income, net	—	—	(5,574)	—	(5,574)
	—	4,949	107,609	—	112,558
OPERATING (LOSS) INCOME	—	(4,949)	32,696	—	27,747
Interest expense	(3,168)	(2,524)	(2,852)	—	(8,544)
Interest and miscellaneous income (expense), net	1,936	693	(4,123)	—	(1,494)
Equity in income from subsidiaries	18,979	24,799	—	(43,778)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	17,747	18,019	25,721	(43,778)	17,709
Income tax benefit (expense)	—	960	(489)	—	471
NET INCOME	17,747	18,979	25,232	(43,778)	18,180
Less: Net income attributable to noncontrolling interest	—	—	433	—	433
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	17,747	18,979	24,799	(43,778)	17,747
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment	(10,430)	(10,430)	(14,323)	20,860	(14,323)
New Zealand joint venture cash flow hedges	(615)	(615)	(946)	1,230	(946)
Amortization of pension and postretirement plans, net of income tax	781	781	20	(801)	781
Total other comprehensive loss	(10,264)	(10,264)	(15,249)	21,289	(14,488)
COMPREHENSIVE INCOME	7,483	8,715	9,983	(22,489)	3,692
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(3,791)	—	(3,791)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$7,483	$8,715	$13,774	($22,489)	$7,483

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Three Months Ended March 31, 2014
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$143,187	—	$143,187
Costs and Expenses
Cost of sales	—	—	115,900	—	115,900
Selling and general expenses	—	2,150	11,087	—	13,237
Other operating expense (income), net	—	2,375	(2,750)	—	(375)
	—	4,525	124,237	—	128,762
OPERATING (LOSS) INCOME	—	(4,525)	18,950	—	14,425
Interest expense	(3,193)	(6,933)	(549)	—	(10,675)
Interest and miscellaneous income (expense), net	2,698	(233)	(3,476)	—	(1,011)
Equity in income from subsidiaries	41,921	51,391	—	(93,312)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	41,426	39,700	14,925	(93,312)	2,739
Income tax benefit	—	2,221	5,375	—	7,596
INCOME FROM CONTINUING OPERATIONS	41,426	41,921	20,300	(93,312)	10,335
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income tax	—	—	31,008	—	31,008
NET INCOME	41,426	41,921	51,308	(93,312)	41,343
Less: Net loss attributable to noncontrolling interest	—	—	(83)	—	(83)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	41,426	41,921	51,391	(93,312)	41,426
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	12,894	12,892	17,795	(25,778)	17,803
New Zealand joint venture cash flow hedges	1,112	1,112	1,711	(2,224)	1,711
Amortization of pension and postretirement plans, net of income tax	2,097	2,097	1,620	(3,717)	2,097
Total other comprehensive income	16,103	16,101	21,126	(31,719)	21,611
COMPREHENSIVE INCOME	57,529	58,022	72,434	(125,031)	62,954
Less: Comprehensive income attributable to noncontrolling interest	—	—	5,425	—	5,425
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$57,529	$58,022	$67,009	($125,031)	$57,529

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of March 31, 2015
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$77,738	$5,569	$55,742	—	$139,049
Accounts receivable, less allowance for doubtful accounts	—	182	19,778	—	19,960
Inventory	—	—	13,100	—	13,100
Prepaid and other current assets	—	4,195	13,845	—	18,040
Total current assets	77,738	9,946	102,465	—	190,149
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	2,073,024	—	2,073,024
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT COSTS	—	—	71,952	—	71,952
NET PROPERTY, PLANT AND EQUIPMENT	—	390	6,202	—	6,592
INVESTMENT IN SUBSIDIARIES	1,465,487	2,084,531	—	(3,550,018)	—
INTERCOMPANY NOTES RECEIVABLE	250,530	21,713	—	(272,243)	—
OTHER ASSETS	2,667	18,054	50,112	—	70,833
TOTAL ASSETS	$1,796,422	$2,134,634	$2,303,755	($3,822,261)	$2,412,550
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	—	$1,840	$20,388	—	$22,228
Current maturities of long-term debt	—	130,213	—	—	130,213
Accrued taxes	—	11	12,450	—	12,461
Accrued payroll and benefits	—	1,282	1,714	—	2,996
Accrued interest	6,095	1,039	33,468	(30,710)	9,892
Other current liabilities	—	719	18,283	—	19,002
Total current liabilities	6,095	135,104	86,303	(30,710)	196,792
LONG-TERM DEBT	325,000	33,759	254,045	—	612,804
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	34,345	(684)	—	33,661
OTHER NON-CURRENT LIABILITIES	—	6,623	14,454	—	21,077
INTERCOMPANY PAYABLE	—	459,316	(201,620)	(257,696)	—
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,465,327	1,465,487	2,068,368	(3,533,855)	1,465,327
Noncontrolling interest	—	—	82,889	—	82,889
TOTAL SHAREHOLDERS’ EQUITY	1,465,327	1,465,487	2,151,257	(3,533,855)	1,548,216
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,796,422	$2,134,634	$2,303,755	($3,822,261)	$2,412,550

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of December 31, 2014
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$102,218	$8,105	$51,235	—	$161,558
Accounts receivable, less allowance for doubtful accounts	—	1,409	22,609	—	24,018
Inventory	—	—	8,383	—	8,383
Prepaid and other current assets	—	2,009	17,736	—	19,745
Total current assets	102,218	11,523	99,963	—	213,704
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	2,088,501	—	2,088,501
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT COSTS	—	—	77,433	—	77,433
NET PROPERTY, PLANT AND EQUIPMENT	—	433	6,273	—	6,706
INVESTMENT IN SUBSIDIARIES	1,463,303	2,053,911	—	(3,517,214)	—
INTERCOMPANY NOTES RECEIVABLE	248,233	21,500	—	(269,733)	—
OTHER ASSETS	2,763	18,369	45,639	—	66,771
TOTAL ASSETS	$1,816,517	$2,105,736	$2,317,809	($3,786,947)	$2,453,115
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	—	$2,810	$17,401	—	$20,211
Current maturities of long-term debt	—	129,706	—	—	129,706
Accrued taxes	—	11	11,394	—	11,405
Accrued payroll and benefits	—	3,253	3,137	—	6,390
Accrued interest	3,047	2,517	31,281	(28,412)	8,433
Other current liabilities	—	1,073	24,784	—	25,857
Total current liabilities	3,047	139,370	87,997	(28,412)	202,002
LONG-TERM DEBT	325,000	31,000	265,849	—	621,849
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	34,161	(684)	—	33,477
OTHER NON-CURRENT LIABILITIES	—	6,436	14,200	—	20,636
INTERCOMPANY PAYABLE	—	431,466	(153,754)	(277,712)	—
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,488,470	1,463,303	2,017,520	(3,480,823)	1,488,470
Noncontrolling interest	—	—	86,681	—	86,681
TOTAL SHAREHOLDERS’ EQUITY	1,488,470	1,463,303	2,104,201	(3,480,823)	1,575,151
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,816,517	$2,105,736	$2,317,809	($3,786,947)	$2,453,115

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, 2015
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$6,735	$13,604	$42,105	($9,046)	$53,398
INVESTING ACTIVITIES
Capital expenditures	—	—	(13,292)	—	(13,292)
Real estate development costs	—	—	(306)	—	(306)
Purchase of timberlands	—	—	(23,070)	—	(23,070)
Change in restricted cash	—	—	(7,071)	—	(7,071)
Investment in Subsidiaries	—	(8,807)	—	8,807	—
CASH USED FOR INVESTING ACTIVITIES	—	(8,807)	(43,739)	8,807	(43,739)
FINANCING ACTIVITIES
Issuance of debt	—	12,000	—	—	12,000
Repayment of debt	—	(10,000)	(1,371)	—	(11,371)
Dividends paid	(31,667)	—	—	—	(31,667)
Proceeds from the issuance of common shares	546	—	—	—	546
Repurchase of common shares	(94)	—	—	—	(94)
Intercompany distributions	—	(9,333)	9,094	239	—
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(31,215)	(7,333)	7,723	239	(30,586)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(1,582)	—	(1,582)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(24,480)	(2,536)	4,507	—	(22,509)
Balance, beginning of year	102,218	8,105	51,235	—	161,558
Balance, end of period	$77,738	$5,569	$55,742	—	$139,049

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Three Months Ended March 31, 2014
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$25,931	$32,794	$68,585	($27,210)	$100,100
INVESTING ACTIVITIES
Capital expenditures	—	(170)	(34,470)	—	(34,640)
Real estate development costs	—	—	(1,812)	—	(1,812)
Purchase of timberlands	—	—	(10,637)	—	(10,637)
Change in restricted cash	—	—	45,312	—	45,312
Investment in Subsidiaries	—	69,103	—	(69,103)	—
Other	—	—	(778)	—	(778)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	68,933	(2,385)	(69,103)	(2,555)
FINANCING ACTIVITIES
Issuance of debt	—	30,000	1,819	—	31,819
Repayment of debt	—	(110,000)	—	—	(110,000)
Dividends paid	(62,545)	—	—	—	(62,545)
Proceeds from the issuance of common shares	2,027	—	—	—	2,027
Repurchase of common shares	(1,754)	—	—	—	(1,754)
Intercompany distributions	—	(28,434)	(67,879)	96,313	—
Other	—	—	(678)	—	(678)
CASH USED FOR FINANCING ACTIVITIES	(62,272)	(108,434)	(66,738)	96,313	(141,131)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	13	—	13
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(36,341)	(6,707)	(525)	—	(43,573)
Balance, beginning of year	130,181	11,023	58,440	—	199,644
Balance, end of period	$93,840	$4,316	$57,915	—	$156,071

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
When we refer to “we,” “us,” “our,” “the Company,” or “Rayonier,” we mean Rayonier Inc. and its consolidated subsidiaries. References herein to “Notes to Financial Statements” refer to the Notes to the Consolidated Financial Statements of Rayonier Inc. included in Item 1 of this Report.
This MD&A is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors which may affect future results. Our MD&A should be read in conjunction with our Consolidated Financial Statements included in Item 1 of this report, our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Form 10-K”) and information contained in our subsequent reports filed with the Securities and Exchange Commission (the “SEC”).
Forward-Looking Statements
Certain statements in this document regarding anticipated financial outcomes including Rayonier’s earnings guidance, if any, business and market conditions, and outlook, expected dividend rate, expected harvest schedules, timberland acquisitions, sales of non-strategic timberlands, the anticipated benefits of Rayonier’s business strategy, expected availability and access to borrowings, and other similar statements relating to Rayonier’s future events, developments, or financial or operational performance or results, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate,” “believe,” “intend,” “project,” “anticipate” and other similar language. However, the absence of these or similar words or expressions does not mean that a statement is not forward-looking. While management believes that these forward-looking statements are reasonable when made, forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. The risk factors contained in Item 1A — Risk Factors in the Form 10-K and similar discussions included in other reports that we subsequently file with the SEC, among others, could cause actual results or events to differ materially from the Company’s historical experience and those expressed in forward-looking statements made in this document.
Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward- looking statements except as required by law. You are advised, however, to review any subsequent disclosures the Company makes on related subjects in its subsequent reports filed with the SEC.

Our Company
We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive timber growing regions in the U.S. and New Zealand. Our revenues, operating income and cash flows are primarily derived from the following core business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate and Trading. As of March 31, 2015 we owned or leased under long-term agreements approximately 2.3 million acres of timberlands located in the U.S. South (1.9 million acres) and U.S. Pacific Northwest (368,000 acres). We also have a 65 percent ownership interest in Matariki Forestry Group, a joint venture (“New Zealand JV”), that owns or leases approximately 445,000 acres (303,000 net plantable acres) of New Zealand timberlands.
The Southern Timber, Pacific Northwest Timber and New Zealand Timber segments include all activities related to the harvesting of timber and other non-timber income activities such as the leasing of properties for hunting, mineral extraction and cell towers. The New Zealand Timber segment also reflects any land sales that occur within our New Zealand portfolio.
The Real Estate segment includes all U.S. land sales disaggregated into four sales categories: Improved Development, Unimproved Development, Rural, and Non-Strategic / Timberlands.
The Trading segment includes log trading in New Zealand, conducted by the Company’s New Zealand JV in two core areas of business — managed export services on behalf of third parties and procured logs for export sale by the New Zealand JV.

Industry and Market Conditions
The demand for timber is directly related to the underlying demand for pulp, paper, lumber and other wood products. The significant majority of timber sold in our Southern Timber segment is consumed domestically. With a higher proportion of pulpwood, our Southern Timber segment relies heavily on downstream markets for pulp and paper, and to a lesser extent wood pellet markets. Our Pacific Northwest segment relies primarily on domestic customers but also exports a significant volume of timber, particularly to China. Both the Southern and Pacific Northwest segments rely on the strength of U.S. lumber markets as well as underlying housing starts. Our New Zealand Timber segment sells timber to domestic New Zealand wood products mills and also exports a significant portion of its volume to markets in China, Korea, and India. In addition to market dynamics in the Pacific Rim, the New Zealand Timber segment is subject to foreign exchange fluctuations, which can impact the competitiveness of its products.
In the first quarter of 2015 in our Southern Timber segment, we continued to see strong pulpwood demand and slowly improving demand and prices for sawtimber. In our Pacific Northwest Timber and New Zealand Timber segments, prices generally declined primarily due to lower demand from China, which also put pressure on domestic pricing in both regions.
For additional information on market conditions impacting our business, see Results of Operations.

Critical Accounting Policies and Use of Estimates
The preparation of financial statements requires us to make estimates, assumptions and judgments that affect our assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information we believe are reasonable. Actual results may differ from these estimates. For a full description of our critical accounting policies, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2014 Form 10-K.

Results of Operations
Consolidated Results
The following table provides key financial information by segment and on a consolidated basis:

	Three Months Ended March 31,
Financial Information (in millions)	2015	2014
Sales
Southern Timber	$35.5	$33.9
Pacific Northwest Timber	19.2	33.0
New Zealand Timber	41.2	37.8
Real Estate
Improved Development	—	—
Unimproved Development	4.8	0.1
Rural	6.8	5.1
Non-Strategic / Timberlands	12.2	0.3
Total Real Estate	23.8	5.5
Trading	20.6	35.7
Intersegment Eliminations	—	(2.7)
Total Sales	$140.3	$143.2

Operating Income
Southern Timber	$12.4	$10.5
Pacific Northwest Timber	2.6	12.6
New Zealand Timber	5.7	2.4
Real Estate	12.6	0.7
Trading	0.3	(0.4)
Corporate and other	(5.9)	(11.4)
Operating Income	27.7	14.4
Interest Expense, Interest Income and Other	(10.0)	(11.7)
Income Tax Benefit	0.5	7.6
Income from Continuing Operations	18.2	10.3
Discontinued Operations, Net	—	31.0
Net Income	18.2	41.3
Less: Net income (loss) attributable to noncontrolling interest	0.5	(0.1)
Net Income Attributable to Rayonier Inc.	$17.7	$41.4

Adjusted EBITDA (a)
Southern Timber	$26.7	$22.5
Pacific Northwest Timber	6.4	18.9
New Zealand Timber	13.7	11.0
Real Estate	20.1	2.6
Trading	0.3	(0.4)
Corporate and Other	(5.8)	(11.1)
Total Adjusted EBITDA (a)	$61.4	$43.5

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

Southern Timber
First quarter sales of $35.5 million increased $1.6 million versus the prior year period due to higher harvest volumes and improved pricing. Harvest volumes increased 8% to 1.37 million tons versus 1.27 million tons in the prior year period. Average sawtimber stumpage prices increased 7% to $28.84 per ton versus $27.07 per ton in the prior year period, while pulpwood stumpage prices increased 2% to $18.83 per ton versus $18.55 per ton in the prior year period. The increase in sawtimber prices was driven primarily by wet weather conditions throughout the South. The increase in pulpwood prices was driven primarily by continued strength in pulpwood demand in the company’s core markets and wet weather conditions, which were partially offset by the regional harvest mix (i.e., a relatively higher proportion of pulpwood logs harvested in lower-price regions). Overall, weighted average stumpage prices (including hardwood) increased 5% to $21.69 per ton versus $20.72 per ton in the prior year period. Operating income of $12.4 million increased $1.9 million versus the prior year period due to higher volumes ($1.2 million), improved pricing ($0.8 million), and higher non-timber income ($1.5 million), which were partially offset by higher depletion rates ($1.1 million). First quarter Adjusted EBITDA of $26.7 million was $4.2 million above the prior year period.
The following table provides key operating statistics and financial information for the Southern Timber segment:

	Three Months Ended March 31,
Southern Timber Overview	2015	2014
Sales Volume (in thousands of tons)
Pine Pulpwood	905	776
Pine Sawtimber	418	387
Total Pine Volume	1,323	1,163
Hardwood	47	111
Total Volume	1,370	1,274

Percentage Delivered Sales	25%	30%
Percentage Stumpage Sales	75%	70%

Net Stumpage Pricing (dollars per ton)
Pine Pulpwood	$18.83	$18.55
Pine Sawtimber	28.84	27.07
Weighted Average Pine	$21.99	$21.38
Hardwood	13.07	13.73
Weighted Average Total	$21.69	$20.72

Summary Financial Data (in millions of dollars)
Sales	$35.5	$33.9
Less: Cut and Haul	(5.8)	(7.5)
Net Stumpage Sales	$29.7	$26.4

Operating Income	$12.4	$10.5
Adjusted EBITDA (a)	$26.7	$22.5

Other Data
Non-Timber Income (in millions of dollars)	$4.5	$3.1
Period-End Acres (in thousands)	1,901	1,898

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

The following tables provide variance analyses for sales, operating income and Adjusted EBITDA for the Southern Timber segment:

Sales (in millions of dollars)	Three Months Ended

March 31, 2014	$33.9
Changes Attributable to:
Volume/Mix	1.0
Price	0.6
March 31, 2015	$35.5

Operating Income (in millions of dollars)	Three Months Ended

March 31, 2014	$10.5
Changes Attributable to:
Volume/Mix	1.2
Price	0.8
Cost	(0.5)
Non-timber income	1.5
Depreciation, depletion and amortization	(1.1)
March 31, 2015	$12.4

Adjusted EBITDA (in millions of dollars) (a)	Three Months Ended

March 31, 2014	$22.5
Changes Attributable to:
Volume/Mix	2.5
Price	0.8
Cost	(0.5)
Non-timber income	1.5
Other	(0.1)
March 31, 2015	$26.7

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

Pacific Northwest Timber
First quarter sales of $19.2 million decreased $13.8 million versus the prior year period due to a planned reduction of harvest volumes and, to a lesser extent, lower sawtimber prices. Harvest volumes declined 40% to 325,000 tons versus 544,000 tons in the prior year period. Average delivered sawtimber prices decreased 12% to $72.03 per ton versus $81.90 per ton in the prior year period, while delivered pulpwood prices increased 14% to $43.19 per ton versus $37.92 per ton in the prior year period. Weaker demand from China, which reduced the export mix to 19% from 27% in the prior year period, contributed to sawtimber price declines in the region. Operating income of $2.6 million decreased $10.0 million versus the prior year period due to lower volumes ($7.3 million), lower prices ($2.8 million), and higher costs ($0.4 million), which were partially offset by higher non-timber income ($0.5 million) as a result of strong cedar salvage sales. First quarter Adjusted EBITDA of $6.4 million was $12.5 million below the prior year period.
The following table provides key operating statistics and financial information for the Pacific Northwest Timber segment:

	Three Months Ended March 31,
Pacific Northwest Timber Overview	2015	2014
Sales Volume (in thousands of tons)
Pulpwood	55	86
Sawtimber	270	458
Total Volume	325	544

Sales Volume (converted to MBF)
Pulpwood	5,140	8,111
Sawtimber	33,455	54,570
Total Volume	38,595	62,681

Percentage Delivered Sales	79%	47%
Percentage Stumpage Sales	21%	53%

Delivered Log Pricing (in dollars per ton)
Pulpwood	$43.19	$37.92
Sawtimber	72.03	81.90
Weighted Average Log Price	$66.91	$74.00

Summary Financial Data (in millions of dollars)
Sales	$19.2	$33.0
Less: Cut and Haul	(8.1)	(8.3)
Net Stumpage Sales	$11.1	$24.7

Operating Income	$2.6	$12.6
Adjusted EBITDA (a)	$6.4	$18.9

Other Data
Non-Timber Income (in millions of dollars)	$1.0	$0.5
Period-End Acres (in thousands)	368	372
Sawtimber (in dollars per MBF)	$604	$684
Estimated Percentage of Export Volume	19%	27%

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

The following tables provide variance analyses for sales, operating income and Adjusted EBITDA for the Pacific Northwest Timber segment:

Sales (in millions of dollars)	Three Months Ended

March 31, 2014	$33.0
Changes Attributable to:
Volume/Mix	(10.7)
Price	(3.2)
Other	0.1
March 31, 2015	$19.2

Operating Income (in millions of dollars)	Three Months Ended

March 31, 2014	$12.6
Changes Attributable to:
Volume/Mix	(7.3)
Price	(2.8)
Cost	(0.4)
Non-timber income	0.5
March 31, 2015	$2.6

Adjusted EBITDA (in millions of dollars) (a)	Three Months Ended

March 31, 2014	$18.9
Changes Attributable to:
Volume/Mix	(9.8)
Price	(2.8)
Cost	(0.4)
Non-timber income	0.5
March 31, 2015	$6.4

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

New Zealand Timber
First quarter sales of $41.2 million increased $3.4 million versus the prior year period due to higher export and domestic volumes and higher land sales, which were partially offset by lower domestic and export product prices. Harvest volumes increased 17% to 538,000 tons versus 459,000 tons in the prior year period. Average delivered prices for export sawtimber declined 15% to $102.60 per ton versus $120.62 per ton in the prior year period, while average delivered prices for domestic sawtimber declined 12% to $70.77 per ton versus $80.04 per ton in the prior year period. The decline in domestic sawtimber prices (in U.S. dollar terms) was driven primarily by the fall in the NZ$/US$ exchange rate, while the decline in export sawtimber prices was primarily due to the aforementioned weaker demand from China. Operating income of $5.7 million increased $3.3 million versus the prior year period, primarily due to higher volumes ($1.9 million), lower depletion rates ($1.4 million), and higher land sales ($0.7 million), which were partially offset by the decrease in prices ($1.3 million). First quarter Adjusted EBITDA of $13.7 million was $2.7 million above the prior year period.
The following table provides key operating statistics and financial information for the New Zealand Timber segment:

	Three Months Ended March 31,
New Zealand Timber Overview	2015	2014
Sales Volume (in thousands of tons)
Domestic Sawtimber (Delivered)	150	144
Domestic Pulpwood (Delivered)	100	73
Export Sawtimber (Delivered)	201	142
Export Pulpwood (Delivered)	11	9
Stumpage	76	91
Total Volume	538	459

Percentage Delivered Sales	86%	80%
Percentage Stumpage Sales	14%	20%

Delivered Log Pricing (in dollars per ton)
Domestic Sawtimber	$70.77	$80.04
Domestic Pulpwood	$35.38	$38.34
Export Sawtimber	$102.60	$120.62

Summary Financial Data (in millions of dollars)
Sales	$37.8	$35.8
Less: Cut and Haul	(16.0)	(15.9)
Less: Port and Freight Costs	(6.6)	(5.6)
Net Stumpage Sales	$15.2	$14.3

Land Sales	3.4	2.0
Total Sales	$41.2	$37.8

Operating Income	$5.7	$2.4
Adjusted EBITDA (a)	$13.7	$11.0

Other Data
New Zealand Dollar to U.S. Dollar Exchange Rate (b)	0.7556	0.8253
Net Plantable Period-End Acres (in thousands)	303	313
Export Sawtimber (in dollars per JAS m3)	$119.04	$139.95

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

(b)	Represents the average period rate.

The following tables provide variance analyses for sales, operating income and Adjusted EBITDA for the New Zealand Timber segment:

Sales (in millions of dollars)	Three Months Ended

March 31, 2014	$37.8
Changes Attributable to:
Volume/Mix	8.4
Price	(6.4)
Other	1.4
March 31, 2015	$41.2

Operating Income (in millions of dollars)	Three Months Ended

March 31, 2014	$2.4
Changes Attributable to:
Volume/Mix	1.9
Price	(1.3)
Cost	0.3
Non-timber income (a)	0.7
Foreign exchange	(0.1)
Depreciation, depletion and amortization	1.4
Non-cash cost of land and real estate development costs recovered upon sale	2.1
Other (b)	(1.7)
March 31, 2015	$5.7

(a)	Primarily related to timber sold in conjunction with the relinquishment of a forestry right.

(b)	Includes $1.9 million of timber basis sold in conjunction with the relinquishment of a forestry right.

Adjusted EBITDA (in millions of dollars) (a)	Three Months Ended

March 31, 2014	$11.0
Changes Attributable to:
Volume/Mix	2.9
Price	(1.3)
Cost	0.3
Non-timber income	0.7
Foreign exchange	(0.1)
Other	0.2
March 31, 2015	$13.7

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

The following table provides additional information on depreciation, depletion and amortization and capital expenditures for the timber segments:

	Three Months Ended March 31,
Timber Segments Selected Operating Information	2015	2014
Depreciation, Depletion and Amortization (in millions of dollars)
Southern Timber	$14.3	$12.0
Pacific Northwest Timber	3.8	6.3
New Zealand Timber	8.0	6.5
Total	$26.1	$24.8

Timber Capital Expenditures (in millions of dollars)
U.S. Timber
Reforestation, silvicultural and other capital expenditures	$4.8	$5.4
Property taxes, lease payments and allocated overhead	5.5	6.3
Timberland acquisitions	23.1	10.6
Subtotal U.S. Timber	$33.4	$22.3
New Zealand Timber
Reforestation, silvicultural and other capital expenditures	1.5	1.8
Property taxes, lease payments and allocated overhead	1.2	1.3
Subtotal New Zealand Timber	$2.7	$3.1
Total Timber Segments Capital Expenditures	$36.1	$25.4

Real Estate
First quarter sales of $23.8 million increased $18.3 million versus the prior year period, and operating income of $12.6 million increased $11.9 million versus the prior year period. Sales and operating income increased in the first quarter due to higher volumes (7,397 acres sold versus 2,122 acres in the prior year period) and higher weighted average prices ($3,216 per acre versus $2,606 per acre in the prior year period). First quarter Adjusted EBITDA of $20.1 million was $17.5 million above the prior year period.
Unimproved Development sales of $4.8 million increased $4.7 million versus the prior year period and included 217 acres in St. Johns County, Florida for $17,000 per acre and 160 acres in Liberty County, Texas for $3,800 per acre. The prior year period included 27 acres in Bryan County, Georgia for $5,259 per acre.
Rural sales of $6.8 million increased $1.7 million versus the prior year period due to increased volume in the Gulf states, which was partially offset by a 20% decrease in average prices, as the prior year period included a 28-acre sale in Washington for $25,850 per acre.
Non-strategic / Timberland sales of $12.2 million increased $11.9 million versus the prior year period and included 4,018 acres of conservation land in Washington at an average price of $2,982 per acre.
The following table provides key operating statistics and financial information for the Real Estate segment:

	Three Months Ended March 31,
Real Estate Overview	2015	2014
Sales (in millions of dollars)
Improved Development (a)	—	—
Unimproved Development	4.8	0.1
Rural (b)	6.8	5.1
Non-Strategic / Timberlands (b)	12.2	0.3
Total Sales	$23.8	$5.5
Sales (Development and Rural Only)	$11.6	$5.2

Acres Sold
Improved Development (a)	—	—
Unimproved Development	409	27
Rural (b)	2,877	1,733
Non-Strategic / Timberlands (b)	4,111	362
Total Acres Sold	7,397	2,122
Acre Sold (Development and Rural Only)	3,286	1,760

Percentage of U.S. South acreage sold (c)	0.2%	0.1%

Price per Acre (dollars per acre)
Improved Development (a)	—	—
Unimproved Development	$11,781	$5,259
Rural (b)	2,368	2,958
Non-Strategic / Timberlands (b)	2,957	723
Weighted Average (Total)	$3,216	$2,606
Weighted Average (Development and Rural) (d)	$3,540	$2,994

(a)	Reflects land with capital invested in infrastructure improvements.

(b)	Conservation sales previously reported as Rural are now reported with Non-Strategic / Timberlands.

(c)	Calculated as Southern development and rural acres sold over U.S. South acres owned.

(d)	Excludes Improved Development.

The following tables provide variance analyses for sales, operating income and Adjusted EBITDA for the Real Estate segment:

Sales (in millions of dollars)	Three Months Ended
March 31, 2014	$5.5
Changes Attributable to:
Volume/Mix	8.1
Price	10.2
March 31, 2015	$23.8

Operating Income (in millions of dollars)	Three Months Ended

March 31, 2014	$0.7
Changes Attributable to:
Volume/Mix	8.5
Price	4.5
Depreciation, depletion and amortization	(0.8)
Non-cash cost of land and real estate development costs recovered upon sale	(0.3)
March 31, 2015	$12.6

Adjusted EBITDA (in millions of dollars) (a)	Three Months Ended

March 31, 2014	$2.6
Changes Attributable to:
Volume/Mix	13.0
Price	4.5
March 31, 2015	$20.1

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

Trading
The Trading segment complements the New Zealand Timber segment by adding scale and achieving cost savings that directly benefit the New Zealand Timber segment. Trading also contributes modestly to earnings without significant investment and provides market intelligence that benefits the timber business.
First quarter sales of $20.6 million decreased $15.1 million versus the prior year period due to lower volumes and prices as a result of weaker demand in China and Korea. Sales volumes decreased 23% to 214,000 tons versus 277,000 tons in the prior year period. Average prices decreased 26% to $93.42 per ton versus $125.58 per ton in the prior year period. Operating income of $0.3 million increased $0.7 million versus the prior year period, as the reductions in price and volume were more than offset by lower costs and favorable NZ$/US$ exchange gains ($1.1 million).

The following tables provide variance analyses for sales, operating income and Adjusted EBITDA for the Trading segment:

Sales (in millions of dollars)	Three Months Ended

March 31, 2014	$35.7
Changes Attributable to:
Volume/Other	(7.9)
Price	(6.9)
Other	(0.3)
March 31, 2015	$20.6

Operating Income (in millions of dollars)	Three Months Ended

March 31, 2014	($0.4)
Changes Attributable to:
Foreign exchange	1.1
Other	(0.4)
March 31, 2015	$0.3

Adjusted EBITDA (in millions of dollars) (a)	Three Months Ended

March 31, 2014	($0.4)
Changes Attributable to:
Foreign exchange	1.1
Other	(0.4)
March 31, 2015	$0.3

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

Other Items
Corporate and Other Expense/Eliminations
Corporate and other operating expense was $5.9 million in first quarter 2015 versus $11.4 million in the prior year period. The $5.5 million decrease was primarily attributable to lower selling, general and administrative expenses as a result of the spin-off of the Performance Fibers business.
Interest Expense and Interest/Other Income
Interest expense of $8.5 million decreased $2.2 million versus the prior year period primarily due to lower outstanding debt. Other non-operating expenses of $1.5 million were comparable to the prior year period.
Income Tax Benefit
The first quarter income tax benefit from continuing operations was $0.5 million versus an income tax benefit of $7.6 million in the prior year period. The current quarter tax benefit is principally related to the New Zealand joint venture. The prior year period benefit was due to losses at Rayonier’s taxable operations that included corporate interest and general and administrative expenses that could not be allocated to the discontinued operations of the Performance Fibers business. Income tax expense from discontinued operations was $0 for the 3 months ended March 31, 2015 and $15.3 million in the prior year period. See Note 4 — Income Taxes for additional information regarding the provision for income taxes and the discrete tax items.

Outlook
We expect total harvest volumes for the full year to be between 9.0 million and 9.5 million tons. In our Southern Timber segment, we anticipate continued strong pulpwood demand and prices in our key market areas. Further, we expect that the ongoing gradual recovery in U.S. housing demand will continue to drive steady increases in Southern sawtimber prices. In our Pacific Northwest segment, continued weakness in the China export market has moderated our near-term price expectations, although we anticipate some improvement later in the year. New Zealand has similarly been impacted by weaker demand from China, but has benefited from material improvements in shipping costs due to lower energy prices and relatively stable domestic demand. In our Real Estate segment, we are on track to meet our full-year expectations following a strong first quarter, although we anticipate that quarter-to-quarter results will vary based on the timing of closing larger transactions.
We anticipate much weaker second quarter results primarily due to lower sales volumes in the Pacific Northwest Timber segment and the Real Estate segment. We anticipate improved results in the second half of the year both from our Timber segments and our Real Estate segment, as volumes return to more normalized levels and export market demand gradually improves.

Liquidity and Capital Resources
Our principal source of cash is cash flow from operations, primarily the harvesting of timber and sales of real estate. Our main use of cash is dividends due to the REIT distribution requirements. We also use cash to maintain the productivity of our timberlands through replanting and silviculture. Our operations have generally produced consistent cash flow and required limited capital resources. Short-term borrowings have helped fund working capital needs while acquisitions of timberlands generally require funding from external sources.
Summary of Liquidity and Financing Commitments

	March 31,	December 31,
(millions of dollars)	2015	2014
Cash and cash equivalents	$139.0	$161.6
Total debt	743.0	751.6
Shareholders’ equity	1,548.2	1,575.2
Adjusted EBITDA (a)	61.4	50.9
Total capitalization (total debt plus equity)	2,291.2	2,326.8
Debt to capital ratio	32%	32%
Net debt to enterprise value (b)	15%	14%

(a)
Adjusted EBITDA is presented as the quarter-to-date amount (three months ended March 31, 2015 and December 31, 2014) for comparative purposes. For reconciliation of Adjusted EBITDA to net income see Performance and Liquidity Indicators.

(b)	Enterprise value is calculated as the number of shares outstanding multiplied by the Company’s share price plus net debt as of March 31, 2015 and December 31, 2014.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31. The Consolidated Statements of Cash Flows for 2014 has not been restated to exclude discontinued operations.

(millions of dollars)	2015	2014
Cash provided by (used for):
Operating activities	$53.4	$100.1
Investing activities	(43.7)	(2.6)
Financing activities	(30.6)	(141.1)
Cash Provided by Operating Activities
The decline in cash provided by operating activities in 2015 was primarily attributable to the inclusion of the results of the Performance Fibers business in the prior year period before the June 27, 2014 spin-off. First quarter 2015 also benefited from lower working capital requirements.

Cash Used for Investing Activities
Cash used for investing activities increased $41.1 million in the first quarter of 2015 compared to 2014 due to the change in restricted cash ($52.4 million) and higher timberland acquisitions ($12.4 million) in the current period. Partially offsetting these increases was a $21.3 million decrease in capital expenditures and a $1.5 million decrease in real estate development costs compared to the prior year period.
Cash Used for Financing Activities
Cash used for financing activities declined $110.5 million from the prior year period. Of the decrease, $78.8 million is due to net debt issuances of $0.6 million in first quarter 2015 versus net debt repayments of $78.2 million in first quarter 2014. Additionally, dividend payments decreased $30.9 million compared to prior year due to the change in the dividend rate from $0.49 per share to $0.25 per share in connection with the spin-off of the Performance Fibers business.
Expected 2015 Expenditures
Capital expenditures in 2015 are forecasted to be between $65 million and $70 million, excluding any strategic timberland acquisitions we may make. Capital expenditures are expected to be primarily comprised of seedling planting, fertilization and other silvicultural activities, and other capitalized costs. Aside from capital expenditures, we may also make strategic timberland acquisitions as we actively evaluate acquisition opportunities. We also expect to invest approximately $7 million in land use entitlements and infrastructure improvements to increase the value and marketability of selected real estate properties.
Our 2015 dividend payments are expected to be approximately $127 million assuming no change in the quarterly dividend rate of $0.25 per share.
We have no mandatory pension contributions in 2015 but may make discretionary contributions in the future. On an ongoing basis, cash income tax payments are expected to be minimal. During 2015, we may repatriate approximately $27 million of proceeds received from the sale of our forestry assets to the New Zealand JV when it was formed in 2005. If this occurs, we anticipate that cash payments for income taxes in 2015 will be approximately $3 million.

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

We define Adjusted EBITDA as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of land sold and real estate development costs recovered upon sale, discontinued operations, and internal review and restatement costs in 2014.

We reconcile Adjusted EBITDA to Net Income for the consolidated Company and to Operating Income for the Segments, as those are the nearest GAAP measures for each. Below is a reconciliation of Net Income to Adjusted EBITDA for the respective periods (in millions of dollars):

	Three Months Ended
	March 31, 2015	December 31, 2014	March 31, 2014
Net Income to Adjusted EBITDA Reconciliation
Net Income	$18.2	$8.3	$41.3
Interest, net, continuing operations	10.0	10.5	11.7
Income tax benefit, continuing operations	(0.5)	(4.3)	(7.6)
Depreciation, depletion and amortization	30.0	29.7	26.0
Non-cash cost of land sold and real estate development costs recovered upon sale	3.7	4.6	3.1
Discontinued operations (a)	—	(0.3)	(31.0)
Internal review and restatement costs	—	2.4	—
Adjusted EBITDA	$61.4	$50.9	$43.5

(a) Includes net income from discontinued operations.
The following tables reconcile Operating Income by segment to Adjusted EBITDA by segment (millions of dollars):

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and other	Total
March 31, 2015
Operating income	$12.4	$2.6	$5.7	$12.6	$0.3	($5.9)	$27.7
Depreciation, depletion and amortization	14.3	3.8	8.0	3.8	—	0.1	30.0
Non-cash cost of land sold and real estate development costs recovered upon sale	—	—	—	3.7	—	—	3.7
Adjusted EBITDA	$26.7	$6.4	$13.7	$20.1	$0.3	($5.8)	$61.4

March 31, 2014
Operating income	$10.5	$12.6	$2.4	$0.7	($0.4)	($11.4)	$14.4
Depreciation, depletion and amortization	12.0	6.3	6.5	0.9	—	0.3	26.0
Non-cash cost of land sold and real estate development costs recovered upon sale	—	—	2.1	1.0	—	—	3.1
Adjusted EBITDA	$22.5	$18.9	$11.0	$2.6	($0.4)	($11.1)	$43.5
CAD is a non-GAAP measure of cash generated during a period which is available for dividend distribution, repurchase of the Company’s common shares, debt reduction and strategic acquisitions. We define CAD as Cash Provided by Operating Activities adjusted for capital spending (excluding strategic acquisitions), real estate development costs, cash provided by discontinued operations and working capital and other balance sheet changes. In compliance with SEC requirements for non-GAAP measures, we reduce CAD by mandatory debt repayments which results in the measure entitled “Adjusted CAD.”

Below is a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Three Months Ended March 31,
	2015	2014
Cash provided by operating activities	$53.4	$100.1
Capital expenditures from continuing operations (a)	(13.3)	(16.9)
Real estate development costs	(0.3)	(1.8)
Cash flow from discontinued operations	—	(56.0)
Working capital and other balance sheet changes	2.9	(14.6)
CAD	42.7	10.8
Mandatory debt repayments	—	—
Adjusted CAD	$42.7	$10.8

Cash used for investing activities	($43.7)	($2.6)
Cash used for financing activities	($30.6)	($141.1)

(a)	Capital expenditures exclude timberland acquisitions of $23.1 million and $10.6 million during the three months ended March 31, 2015 and March 31, 2014, respectively.
Adjusted CAD increased in the current year primarily due to favorable operating results from continuing operations and lower working capital requirements. Adjusted CAD generated in any period is not necessarily indicative of the amounts that may be generated in future periods.
Liquidity Facilities
Net draws of $2 million were made in the first quarter on the revolving credit facility for general corporate purposes. At March 31, 2015, the Company had available borrowings of $180 million, net of $2 million to secure its outstanding letters of credit, under the revolving credit facility and additional draws available of $100 million under the term credit agreement.
During the three months ended March 31, 2015, the New Zealand JV had no activity on its revolving credit facility or working capital facility. Additional draws totaling $17 million remain available on the working capital facility. In addition, the New Zealand JV paid $1.4 million of its shareholder loan held with the non-controlling interest party. Favorable changes in exchange rates through March 31, 2015 decreased debt on a U.S. dollar basis for the revolving facility and shareholder loan by $8.3 million and $1.2 million, respectively.
In connection with our term credit agreement and credit facility, covenants must be met, including ratios based on the covenant definition of EBITDA, ratios based on consolidated funded debt compared to consolidated net worth, and ratios of subsidiary debt to consolidated net tangible assets. Covenants must also be met in connection with the New Zealand JV’s credit facility, including ratios of debt to forestry and land valuations and ratios of operating cash flows to financing costs. As of March 31, 2015, we were in compliance with all applicable financial covenants. In addition to these financial covenants, the mortgage note, term credit agreement and revolving credit facility include customary covenants that limit the incurrence of debt and the disposition of assets, among others.

Contractual Financial Obligations and Off-Balance Sheet Arrangements
We have no material changes to the Contractual Obligations table as presented in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2014 Form 10-K. See Note 11 — Guarantees for details on the letters of credit, surety bonds and guarantees as of March 31, 2015. For information on our outstanding debt and derivative purchase obligations as of March 31, 2015 see Note 15 — Debt and Note 9 — Derivative Financial Instruments and Hedging Activities, respectively.

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
As of March 31, 2015 we had $33 million of U.S. long-term variable rate debt which is subject to interest rate risk. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in a corresponding increase/decrease of approximately $0.3 million in interest payments and expense over a 12 month period. Our primary interest rate exposure on variable rate debt results from changes in LIBOR.
As of March 31, 2015, our New Zealand JV had $176 million of long-term variable rate debt. This debt is subject to interest rate risk resulting from changes in the 90 day New Zealand Bank bill rate (“BKBM”). However, the New Zealand JV uses interest rate swaps to manage its exposure to interest rate movements on its bank loan by swapping a portion of these borrowings from floating rates to fixed rates. The notional amount of the outstanding interest rate swap contracts at March 31, 2015 was $142 million, or 81 percent of the variable rate debt. The interest rate swap contracts have maturities extending through January 2020. The periodic interest rate on New Zealand JV debt is BKBM plus 80 basis points with an additional 80 basis point credit line fee. We estimate the periodic effective interest rate on New Zealand JV debt to be approximately 6.6% after consideration of interest rate swaps.
The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. However, we intend to hold most of our debt until maturity. The estimated fair value of our long-term fixed-rate debt at March 31, 2015 was $413 million compared to the $403 million principal amount. We use interest rates of debt with similar terms and maturities to estimate the fair value of our debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at March 31, 2015 would result in a corresponding decrease/increase in the fair value of our long-term fixed-rate debt of approximately $21 million.
The functional currency of the Company’s New Zealand-based operations and New Zealand JV is the New Zealand dollar. Through these operations and our ownership in the New Zealand JV, we are exposed to foreign currency risk on cash held in foreign currencies and on foreign export sales and ocean freight payments that are predominantly denominated in U.S. dollars. To mitigate these risks, the New Zealand JV routinely enters into foreign currency exchange contracts and foreign currency option contracts to hedge a portion of the New Zealand JV’s foreign exchange exposure. At March 31, 2015, the New Zealand JV had foreign currency exchange contracts with a notional amount of $30 million and foreign currency option contracts with a notional amount of $99 million outstanding. The amount hedged represents 59 percent of forecast U.S. dollar denominated harvesting sales proceeds over the next 18 months and 35 percent of log trading sales proceeds over the next 3 months. In December 2014, we entered into a foreign currency exchange contract with a notional amount of $26 million. The foreign currency contract is designated as a net investment hedge of our New Zealand based-operations to mitigate our risk to fluctuations in foreign currency exchange rates. For additional information regarding our derivative balances and activity, see Note 9 — Derivative Financial Instruments and Hedging Activities.

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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of March 31, 2015.
In the quarter ended March 31, 2015, based upon the evaluation required by paragraph (d) of SEC Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth in Note 12—Contingencies in the “Notes to the Consolidated Financial Statements” under Item 1 of Part I of this Report is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table provides information regarding our purchases of Rayonier common stock during the quarter ended March 31, 2015:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	—	—	—	3,836,655
February 1 to February 28	2,984	$29.69	—	3,836,655
March 1 to March 31	—	—	—	3,836,655
Total	2,984		—	3,836,655

(a)	Repurchased to satisfy the minimum tax withholding requirements related to the vesting of restricted shares under the Rayonier Incentive Stock Plan.
See Item 5 — Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in our 2014 Form 10-K for additional information regarding our Common Share repurchase program.

Item 6.	Exhibits

10.1	Rayonier Inc. Executive Severance Pay Plan, as amended*	Filed herewith
10.2	Rayonier Incentive Stock Plan, as amended*	Filed herewith
10.3	2015 Performance Share Award Program*	Filed herewith
10.4	Rayonier Annual Bonus Program, as amended*	Filed herewith
10.5	Form of Rayonier Incentive Stock Plan Restricted Stock Award Agreement*	Filed herewith
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2015 and 2014; (ii) the Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014; (iii) the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014; and (iv) the Notes to Consolidated Financial Statements
Filed herewith
* Management contract or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER INC.
(Registrant)

By:	/s/ H. EDWIN KIKER
H. Edwin Kiker Chief Accounting Officer (Duly Authorized Officer, Principal Accounting Officer)
Date: May 8, 2015