Form 10-Q
period 2015-06-30
RAYONIER INC
filed 2015-08-07
CIK 52827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
YES ☐        NO  ☒

As of July 31, 2015, there were outstanding 125,941,960 Common Shares of the registrant.

i

PART I.        FINANCIAL INFORMATION

Item 1.         Financial Statements

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
SALES	$115,801	$163,145	$256,106	$306,332
Costs and Expenses
Cost of sales	103,689	123,096	210,923	238,995
Selling and general expenses	12,727	13,861	23,626	27,098
Other operating income, net (Note 17)	(7,138)	(11,389)	(12,713)	(11,764)
	109,278	125,568	221,836	254,329
OPERATING INCOME	6,523	37,577	34,270	52,003
Interest expense	(8,483)	(15,612)	(17,027)	(26,286)
Interest income and miscellaneous expense, net	(1,196)	(4,385)	(2,691)	(5,397)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,156)	17,580	14,552	20,320
Income tax benefit (expense)	296	(13,556)	768	(5,961)
(LOSS) INCOME FROM CONTINUING OPERATIONS	(2,860)	4,024	15,320	14,359
DISCONTINUED OPERATIONS, NET (Note 2)
Income from discontinued operations, net of income tax expense of $0, $5,966, $0 and $21,231	—	12,084	—	43,092
NET (LOSS) INCOME	(2,860)	16,108	15,320	57,451
Less: Net loss attributable to noncontrolling interest	(1,324)	(245)	(891)	(328)
NET (LOSS) INCOME ATTRIBUTABLE TO RAYONIER INC.	(1,536)	16,353	16,211	57,779
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment, net of income tax expense of $732, $0, $1,074 and $0	(25,395)	3,517	(39,717)	21,320
New Zealand joint venture cash flow hedges, net of income tax benefit (expense) of $1,133, $401, $1,501 and ($100)	(2,917)	(920)	(3,863)	791
Amortization of pension and postretirement plans, net of income tax expense of $179, $35,944, $337 and $36,875	743	58,873	1,524	60,970
Total other comprehensive (loss) income	(27,569)	61,470	(42,056)	83,081
COMPREHENSIVE (LOSS) INCOME	(30,429)	77,578	(26,736)	140,532
Less: Comprehensive (loss) income attributable to noncontrolling interest	(9,731)	297	(13,522)	5,722
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO RAYONIER INC.	($20,698)	$77,281	($13,214)	$134,810
(LOSS) EARNINGS PER COMMON SHARE (Note 3)
BASIC (LOSS) EARNINGS PER SHARE ATTRIBUTABLE TO RAYONIER INC.
Continuing Operations	($0.01)	$0.03	$0.13	$0.12
Discontinued Operations	—	0.10	—	0.34
Net (Loss) Income	($0.01)	$0.13	$0.13	$0.46
DILUTED (LOSS) EARNINGS PER SHARE ATTRIBUTABLE TO RAYONIER INC.
Continuing Operations	($0.01)	$0.03	$0.13	$0.11
Discontinued Operations	—	0.09	—	0.33
Net (Loss) Income	($0.01)	$0.12	$0.13	$0.44

Dividends declared per share	$0.25	$0.49	$0.50	$0.98

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	June 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$91,632	$161,558
Accounts receivable, less allowance for doubtful accounts of $42 and $42	19,444	24,018
Inventory (Note 14)	13,362	8,383
Prepaid and other current assets	21,222	19,745
Total current assets	145,660	213,704
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,086,729	2,088,501
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT COSTS (NOTE 5)	69,726	77,433
PROPERTY, PLANT AND EQUIPMENT
Land	1,833	1,833
Buildings	8,977	8,961
Machinery and equipment	3,388	3,503
Construction in progress	772	579
Total property, plant and equipment, gross	14,970	14,876
Less — accumulated depreciation	(8,536)	(8,170)
Total property, plant and equipment, net	6,434	6,706
OTHER ASSETS	57,772	66,771
TOTAL ASSETS	$2,366,321	$2,453,115
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$22,396	$20,211
Current maturities of long-term debt	30,000	129,706
Accrued taxes	15,811	11,405
Accrued payroll and benefits	4,596	6,390
Accrued interest	8,043	8,433
Other current liabilities	31,614	25,857
Total current liabilities	112,460	202,002
LONG-TERM DEBT	722,353	621,849
PENSION AND OTHER POSTRETIREMENT BENEFITS (Note 13)	33,396	33,477
OTHER NON-CURRENT LIABILITIES	20,840	20,636
COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 shares authorized, 126,492,061 and 126,773,097 shares issued and outstanding	694,835	702,598
Retained earnings	743,528	790,697
Accumulated other comprehensive loss	(34,250)	(4,825)
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,404,113	1,488,470
Noncontrolling interest	73,159	86,681
TOTAL SHAREHOLDERS’ EQUITY	1,477,272	1,575,151
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,366,321	$2,453,115

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$15,320	$57,451
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	53,826	56,316
Non-cash cost of land sold and real estate development costs recovered upon sale	4,938	5,398
Stock-based incentive compensation expense	2,588	5,980
Deferred income taxes	(1,322)	10,103
Depreciation and amortization from discontinued operations	—	37,985
Amortization of losses from pension and postretirement plans	1,861	5,896
Other	944	(43)
Changes in operating assets and liabilities:
Receivables	2,414	9,988
Inventories	(8,107)	4,765
Accounts payable	3,874	27,299
Income tax receivable/payable	(321)	5,217
All other operating activities	9,868	7,885
Expenditures for dispositions and discontinued operations	—	(5,096)
CASH PROVIDED BY OPERATING ACTIVITIES	85,883	229,144
INVESTING ACTIVITIES
Capital expenditures	(26,130)	(33,597)
Capital expenditures from discontinued operations	—	(47,050)
Real estate development costs	(578)	(2,595)
Purchase of timberlands	(88,414)	(74,817)
Change in restricted cash	4,160	63,128
Other	3,689	(478)
CASH USED FOR INVESTING ACTIVITIES	(107,273)	(95,409)
FINANCING ACTIVITIES
Issuance of debt	59,100	1,238,389
Repayment of debt	(31,472)	(1,107,062)
Dividends paid	(63,421)	(124,628)
Proceeds from the issuance of common shares	718	3,347
Repurchase of common shares	(9,057)	(1,834)
Debt issuance costs	—	(12,380)
Net cash disbursed upon spin-off of Performance Fibers business	—	(106,420)
Other	—	(680)
CASH USED FOR FINANCING ACTIVITIES	(44,132)	(111,268)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4,404)	(50)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(69,926)	22,417
Balance, beginning of year	161,558	199,644
Balance, end of period	$91,632	$222,061
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest (a)	$15,303	$26,980
Income taxes	270	10,417
Non-cash investing activity:
Capital assets purchased on account	2,396	11,547

(a)
Interest paid is presented net of patronage refunds received of $1.3 million for the six months ended June 30, 2015 and $2.1 million for the six months ended June 30, 2014. For additional information on patronage refunds, see Note 13 — Debt in the 2014 Form 10-K.

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
Reclassifications
Certain 2014 amounts have been reclassified to conform to the current presentation, including changes in balance sheet presentation. During the first quarter of 2015, the Company reclassified seeds and seedlings from Inventory and Other Assets to Timber and Timberlands, Net to better reflect the intended use of the assets. Rayonier also reclassified long-term higher and better use (“HBU”) timberlands and real estate development costs from Other Assets to a separate balance sheet caption. These adjustments are reflected in the June 30, 2015 and December 31, 2014 Consolidated Balance Sheets. Corresponding changes have also been made to the Consolidated Statements of Cash Flows for both periods presented.
Certain 2014 amounts have also been adjusted for reclassification of discontinued operations. Rayonier completed the spin-off of its Performance Fibers business on June 27, 2014. Accordingly, the operating results of this business segment are reported as discontinued operations in the Company’s Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the prior-year period. Certain administrative and general costs historically allocated to the Performance Fibers business that remained with Rayonier are reported in continuing operations.
The Consolidated Statement of Cash Flow for the six months ended June 30, 2014 has not been restated to exclude Performance Fibers cash flows.
See Note 2 — Discontinued Operations for additional information regarding the spin-off of the Performance Fibers business.
New Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) jointly issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, a comprehensive new revenue recognition standard that will supersede current revenue recognition guidance. The core principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to receive in exchange for those goods or services. The guidance provides a unified model to determine when and how revenue is recognized and will require enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. In July 2015, the FASB approved a one-year deferral of the effective date of the new standard, with an option for organizations to adopt early based on the original effective date. This standard will be effective for Rayonier beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30) — Simplifying the Presentation of Debt Issuance Costs. ASU No. 2015-03 requires that debt issuance costs be presented in the Balance Sheet as a direct deduction from the carrying amount of the debt liability. ASU No. 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, and is required to be applied on a retrospective basis. Early adoption is permitted. Rayonier intends to adopt ASU No. 2015-03 in the Company’s first quarter 2016 Form 10-Q filing and does not expect adoption to have a material impact on the consolidated financial statements.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

     In May 2015, the FASB issued ASU No. 2015–07, “Fair Value Measurement (Topic 820) — Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU No. 2015–07 requires that investments for which the fair value is measured at NAV using the practical expedient (investments in funds measured at NAV) under “Fair Value Measurements and Disclosures” (Topic 820) be excluded from the fair value hierarchy. ASU No. 2015–07 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. ASU No. 2015–07 is required to be applied retrospectively to all periods presented beginning in the period of adoption. Early adoption is permitted. Rayonier intends to adopt ASU No. 2015–07 in the Company’s first quarter 2016 Form 10-Q filing and does not expect adoption to have a material impact on the consolidated financial statements.
Subsequent Events
Quarterly Dividend
On July 20, 2015, the Company announced a third quarter dividend of 25 cents per share payable September 30, 2015, to shareholders of record on September 16, 2015.
Debt Refinancing and Recapitalization of New Zealand JV
See Note 15 — Debt for discussion of debt refinancing and planned recapitalization of the Company’s New Zealand joint venture.

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
Rayonier will not have significant continuing involvement in the operations of the Performance Fibers business going forward. Accordingly, the operating results of the Performance Fibers business, formerly disclosed as a separate reportable segment, are classified as discontinued operations in the Company's Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for all periods presented. Certain administrative and general costs historically allocated to the Performance Fibers segment are reported in continuing operations, as required.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table summarizes the operating results of the Company's discontinued operations related to the Performance Fibers spin-off for the three and six months ended June 30, 2014, as presented in "Income from discontinued operations, net" in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Sales	$212,680	$456,180
Cost of sales and other	(174,961)	(368,868)
Transaction expenses	(19,669)	(22,989)
Income from discontinued operations before income taxes	18,050	64,323
Income tax expense	(5,966)	(21,231)
Income from discontinued operations, net	$12,084	$43,092

In accordance with Accounting Standards Codification (“ASC”) 205-20-S99-3, Allocation of Interest to Discontinued Operations, the Company elected to allocate interest expense to discontinued operations where the debt is not directly attributed to the Performance Fibers business.  Interest expense has been allocated based on a ratio of net assets to be discontinued to the sum of consolidated net assets plus consolidated debt (other than debt directly attributable to the Timber and Real Estate operations). The following table summarizes the interest expense allocated to discontinued operations for the three and six months ended June 30, 2014:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Interest expense allocated to the Performance Fibers business	($1,910)	($4,205)
The following table summarizes the depreciation, amortization and capital expenditures of the Company's discontinued operations related to the Performance Fibers business:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Depreciation and amortization	$17,336	$37,985
Capital expenditures	29,880	47,050

Pursuant to a Memorandum of Understanding agreement, Rayonier may provide Rayonier Advanced Materials with up to 120,000 tons of hardwood annually through July 30, 2017. Prior to the spin-off, hardwood purchases were intercompany transactions eliminated in consolidation as follows:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Hardwood purchases	$1,190	$3,935

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

3.	(LOSS) EARNINGS PER COMMON SHARE
The following table provides details of the calculations of basic and diluted (loss) earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(Loss) income from continuing operations	($2,860)	$4,024	$15,320	$14,359
Less: Net (loss) from continuing operations attributable to noncontrolling interest	(1,324)	(245)	(891)	(328)
(Loss) income from continuing operations attributable to Rayonier Inc.	($1,536)	$4,269	$16,211	$14,687

Income from discontinued operations, net, attributable to Rayonier Inc.	—	$12,084	—	43,092

Net (loss) income attributable to Rayonier Inc.	($1,536)	$16,353	$16,211	$57,779

Shares used for determining basic (loss) earnings per common share	126,635,710	126,434,376	126,625,081	126,390,891
Dilutive effect of:
Stock options	—	293,213	146,754	296,768
Performance and restricted shares	—	201,956	30,515	194,995
Assumed conversion of Senior Exchangeable Notes (a)	—	2,631,514	702,301	2,579,402
Assumed conversion of warrants (a)	—	2,738,606	—	2,656,633
Shares used for determining diluted (loss) earnings per common share	126,635,710	132,299,665	127,504,651	132,118,689
Basic (loss) earnings per common share attributable to Rayonier Inc.:
Continuing operations	($0.01)	$0.03	$0.13	$0.12
Discontinued operations	—	0.10	—	0.34
Net (loss) income	($0.01)	$0.13	$0.13	$0.46
Diluted (loss) earnings per common share attributable to Rayonier Inc.:
Continuing operations	($0.01)	$0.03	$0.13	$0.11
Discontinued operations	—	0.09	—	0.33
Net (loss) income	($0.01)	$0.12	$0.13	$0.44

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Anti-dilutive shares excluded from the computations of diluted (loss) earnings per share:
Stock options, performance and restricted shares (b)	158,191	507,044	937,236	499,193
Assumed conversion of exchangeable note hedges (a)	—	2,631,514	702,301	2,579,402
Assumed conversion of Senior Exchangeable Notes due 2015 (b)	501,189	—	—	—
Total	659,380	3,138,558	1,639,537	3,078,595

(a)     Rayonier will not issue additional shares upon future exchange or maturity of the Senior Exchangeable Notes due 2015 (the “2015 Notes”) due to offsetting hedges. ASC 260, Earnings Per Share requires the assumed conversion of the 2015 Notes to be included in dilutive shares if the average stock price for the period exceeds the strike price, while the assumed conversion of the hedges is excluded since they are anti-dilutive. The full dilutive effect of the 2015 Notes was included for all periods presented, except for second quarter 2015 due to the loss incurred in that period.
Rayonier will distribute additional shares upon maturity of the warrants sold in conjunction with the 2015 Notes if the stock price exceeds $28.11 per share. The exchange price on the warrants is lower than periods prior to second quarter 2014 as it has been adjusted to reflect the spin-off of the Performance Fibers business. The warrants were not dilutive for the three and six months ended June 30, 2015 as the average stock price for these periods did not exceed the strike price. For further information, see Note 13 — Debt in the 2014 Form 10-K and Note 15 — Debt of this Form 10-Q.
(b)    For the three months ended June 30, 2015, the assumed conversion of the 2015 Notes, as well as incremental shares related to stock options, performance shares, and restricted shares, were not included in the computation of diluted loss per share as their inclusion would have an anti-dilutive effect.

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
Provision for Income Taxes from Continuing Operations
The Company’s effective tax rate is below the 35 percent U.S. statutory rate due to tax benefits associated with being a REIT. The income tax benefit for the three and six months ended June 30, 2015 is principally related to the Matariki Forestry Group joint venture (the “New Zealand JV”). The prior year period’s benefit was due to losses at Rayonier's taxable operations primarily from interest and general administrative expenses not allowed to be allocated to the discontinued operations of the Performance Fibers business and is not comparable to the current year.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The table below reconciles the U.S. statutory rate to the Company’s effective tax rate for each period presented:

	Three Months Ended June 30,
	2015		2014
Income tax (benefit) expense at federal statutory rate	($1,105)	35.0%	$6,153	35.0%
REIT income and taxable losses	1,077	(34.1)	(5,625)	(32.0)
Foreign operations	101	(3.2)	(728)	(4.1)
Net operating loss valuation allowance	(216)	6.9	—	—
Non-deductible real estate losses	—	—	590	3.4
Other	(153)	4.8	119	0.6
Income tax (benefit) expense before discrete items	($296)	9.4%	$509	2.9%
CBPC valuation allowance	—	—	15,574	88.7
Spin-off related costs	—	—	797	4.5
Deferred tax inventory valuations	—	—	(3,293)	(18.7)
Other	—	—	(31)	(0.3)
Income tax (benefit) expense as reported for continuing operations	($296)	9.4%	$13,556	77.1%

	Six Months Ended June 30,
	2015		2014
Income tax expense at federal statutory rate	$5,093	35.0%	$7,112	35.0%
REIT income and taxable losses	(6,894)	(47.4)	(13,823)	(69.3)
Foreign operations	(645)	(4.4)	(841)	(0.3)
Net operating loss valuation allowance	1,386	9.5	—	—
Non-deductible real estate losses	—	—	681	1.2
Other	292	2.0	138	0.3
Income tax benefit before discrete items	($768)	(5.3)%	($6,733)	(33.1)%
CBPC valuation allowance	—	—	15,574	76.6
Spin-off related costs	—	—	797	3.9
Deferred tax inventory valuations	—	—	(3,293)	(16.2)
Other	—	—	(384)	(1.9)
Income tax (benefit) expense as reported for continuing operations	($768)	(5.3)%	$5,961	29.3%
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

5.     HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT COSTS

Rayonier continuously assesses potential alternative uses of its timberlands, as some properties may become more valuable for development, residential, recreation or other purposes. The Company periodically transfers, via a sale or contribution from the REIT to TRS, HBU timberlands to enable land-use entitlement, development or marketing activities. The Company also acquires HBU properties in connection with timberland acquisitions. These properties are managed as timberlands until sold or developed. While the majority of HBU sales involve rural and recreational land, the Company also selectively pursues various land-use entitlements on certain properties for residential, commercial and industrial development in order to enhance the long-term value of such properties. For selected development properties, Rayonier also invests in targeted infrastructure improvements, such as roadways and utilities, to accelerate the marketability and improve the value of such properties.
An analysis of higher and better use timberlands and real estate development costs from December 31, 2014 to June 30, 2015 is shown below:

	Higher and Better Use Timberlands and Real Estate Development Costs
	Land and Timber	Development Costs	Total
Non-current portion at December 31, 2014	$65,959	$11,474	$77,433
Plus: Current portion (a)	4,875	57	4,932
Total Balance at December 31, 2014	70,834	11,531	82,365
Non-cash cost of land sold and real estate development costs recovered upon sale	(4,205)	(57)	(4,262)
Timber depletion from harvesting activities and basis of timber sold in real estate sales	(1,340)	—	(1,340)
Capitalized real estate development costs (b)	—	926	926
Capital expenditures (silviculture)	100	—	100
Acquisitions	—	—	—
Transfers	—	—	—
Other	—	(28)	(28)
Total Balance at June 30, 2015	65,389	12,372	77,761
Less: Current portion (a)	(7,488)	(547)	(8,035)
Non-current portion at June 30, 2015	$57,901	$11,825	$69,726

(a)	The current portion of Higher and Better Use Timberlands and Real Estate Development Costs is recorded in Inventory. See Note 14 — Inventory for additional information.

(b)	Capitalized real estate development costs for the six months ended June 30, 2015 of $926,000 consisted of $578,000 in cash outflows and a $348,000 change in accrued spending.

6.	RESTRICTED DEPOSITS
In order to qualify for like-kind exchange (“LKE”) treatment, the proceeds from real estate sales must be deposited with a third-party intermediary. These proceeds are accounted for as restricted cash until a suitable replacement property is acquired. In the event LKE purchases are not completed, the proceeds are returned to the Company after 180 days and reclassified as available cash. As of June 30, 2015 and December 31, 2014, the Company had $2.5 million and $6.7 million, respectively, of proceeds from real estate sales classified as restricted cash in Other Assets, which were deposited with an LKE intermediary.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

7.	SHAREHOLDERS’ EQUITY
 An analysis of shareholders’ equity for the six months ended June 30, 2015 and the year ended December 31, 2014 is shown below (share amounts not in thousands):

	Rayonier Inc. Shareholders’ Equity
	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interest	Total Shareholders’ Equity
	Shares (a)	Amount
Balance, December 31, 2013	126,257,870	$692,100	$1,015,209	($46,139)	$94,073	$1,755,243
Net income (loss)	—	—	99,337	—	(1,491)	97,846
Dividends ($2.03 per share)	—	—	(256,861)	—	—	(256,861)
Contribution to Rayonier Advanced Materials	—	(301)	(61,318)	80,749	—	19,130
Adjustments to Rayonier Advanced Materials (b)	—	—	(5,670)	(2,556)	—	(8,226)
Issuance of shares under incentive stock plans	561,701	5,579	—	—	—	5,579
Stock-based compensation	—	7,869	—	—	—	7,869
Tax deficiency on stock-based compensation	—	(791)	—	—	—	(791)
Repurchase of common shares	(46,474)	(1,858)	—	—	—	(1,858)
Net loss from pension and postretirement plans	—	—	—	(24,147)	—	(24,147)
Noncontrolling interest redemption of shares	—	—	—	—	(931)	(931)
Foreign currency translation adjustment	—	—	—	(11,526)	(4,321)	(15,847)
Joint venture cash flow hedges	—	—	—	(1,206)	(649)	(1,855)
Balance, December 31, 2014	126,773,097	$702,598	$790,697	($4,825)	$86,681	$1,575,151
Net income (loss)	—	—	16,211	—	(891)	15,320
Dividends ($0.50 per share)	—	—	(63,380)	—	—	(63,380)
Issuance of shares under incentive stock plans	134,448	718	—	—	—	718
Stock-based compensation	—	2,588	—	—	—	2,588
Tax deficiency on stock-based compensation	—	(272)	—	—	—	(272)
Repurchase of common shares (c) (d)	(415,484)	(10,797)	—	—	—	(10,797)
Net gain from pension and postretirement plans	—	—	—	1,524	—	1,524
Foreign currency translation adjustment	—	—	—	(28,438)	(11,279)	(39,717)
Joint venture cash flow hedges	—	—	—	(2,511)	(1,352)	(3,863)
Balance, June 30, 2015	126,492,061	$694,835	$743,528	($34,250)	$73,159	$1,477,272

(a)	The Company’s common shares are registered in North Carolina and have a $0.00 par value.

(b)	Primarily relates to adjustments made to the Rayonier Advanced Materials contribution as income taxes and pension and postretirement plan assets and obligations were finalized.

(c)
During the second quarter the Company repurchased approximately $10.7 million of common stock at an average price of $25.94 per share. As of June 30, 2015, the Company had 126.5 million shares of common stock outstanding and $89.3 million remaining in its share repurchase authorization announced in June 2015.

(d)
Includes shares of the Company’s common stock purchased from employees in non-open market transactions. The shares of stock were sold by current and former employees of the Company in exchange for cash that was used to pay withholding taxes associated with the vesting of restricted stock awards under the Company’s stock incentive plan. The price per share surrendered is based on the closing price of the company’s stock on the respective vesting dates of the awards.

8.	SEGMENT AND GEOGRAPHICAL INFORMATION
On June 27, 2014, the Company spun-off its Performance Fibers business and its operations are shown as discontinued operations for all periods presented. See Note 2 — Discontinued Operations for additional information. Effective with the fourth quarter of 2014, the Company realigned its segments considering the economic characteristics of each business unit and the way management internally evaluates business performance and makes capital allocation decisions. All prior period amounts have been reclassified to reflect the newly realigned segment structure. See Item 2 — Management’s Discussion and Analysis of Financial Condition — Our Company and Results of Operations for additional information.
Sales between operating segments are made based on estimated fair market value. Intercompany sales, purchases and profits (losses) are eliminated in consolidation. The Company evaluates financial performance based on segment operating income and Adjusted EBITDA. Asset information is not reported by segment, as the company does not produce asset information by segment internally.
Operating income as presented in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income is equal to segment income. Certain income (loss) items in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income are not allocated to segments. These items, which include gains (losses) from certain asset dispositions, interest income (expense), miscellaneous income (expense) and income tax (expense) benefit, are not considered by management to be part of segment operations.
Segment information for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
SALES	2015	2014	2015	2014
Southern Timber	$32,681	$31,525	$68,212	$65,402
Pacific Northwest Timber	17,102	25,053	36,256	58,090
New Zealand Timber	39,223	44,543	80,417	82,307
Real Estate	6,945	34,017	30,736	39,547
Trading	19,850	29,224	40,485	64,910
Intersegment Eliminations	—	(1,217)	—	(3,924)
Total	$115,801	$163,145	$256,106	$306,332

	Three Months Ended June 30,		Six Months Ended June 30,
OPERATING INCOME	2015	2014	2015	2014
Southern Timber	$11,777	$8,886	$24,190	$19,379
Pacific Northwest Timber	1,687	8,785	4,275	21,427
New Zealand Timber	(945)	2,249	4,749	4,660
Real Estate	1,421	27,764	14,003	28,489
Trading	(84)	(132)	186	(544)
Corporate and other	(7,333)	(9,975)	(13,133)	(21,408)
Total Operating Income	$6,523	$37,577	34,270	52,003
Unallocated interest expense and other	(9,679)	($19,997)	(19,718)	(31,683)
Total (loss) income from continuing operations before income taxes	($3,156)	$17,580	$14,552	$20,320

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended June 30,		Six Months Ended June 30,
DEPRECIATION, DEPLETION AND AMORTIZATION	2015	2014	2015	2014
Southern Timber	$12,650	$10,709	$26,951	$22,705
Pacific Northwest Timber	2,941	5,194	6,731	11,492
New Zealand Timber	7,183	7,669	15,186	14,163
Real Estate	1,006	6,422	4,818	7,333
Trading	—	—	—	—
Corporate and other	70	341	140	623
Total	$23,850	$30,335	$53,826	$56,316

	Three Months Ended June 30,		Six Months Ended June 30,
NON-CASH COST OF LAND SOLD AND REAL ESTATE COSTS RECOVERED UPON SALE	2015	2014	2015	2014
Southern Timber	—	—	—	—
Pacific Northwest Timber	—	—	—	—
New Zealand Timber	—	(2)	—	2,096
Real Estate	1,191	2,324	4,938	3,302
Trading	—	—	—	—
Corporate and other	—	—	—	—
Total	$1,191	$2,322	$4,938	$5,398

9.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
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
Foreign Currency Exchange and Option Contracts
The functional currency of Rayonier’s wholly owned subsidiary, Rayonier New Zealand Limited (“RNZ”) and the New Zealand JV is the New Zealand dollar. The New Zealand JV is exposed to foreign currency risk on export sales and ocean freight payments which are mainly denominated in U.S. dollars. The timber operations of the New Zealand JV are typically hedged 50 percent to 90 percent of its estimated foreign currency exposure with respect to the following three months forecasted sales and purchases, 50 percent to 75 percent of forecasted sales and purchases for the forward three to 12 months and up to 50 percent of the forward 12 to 18 months. Foreign currency exposure from the New Zealand JV’s trading operations is typically hedged based on the following three months forecasted sales and purchases. As of June 30, 2015, foreign currency exchange contracts and foreign currency option contracts had maturity dates through December 2016.

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
In December 2014, the Company entered into a foreign currency exchange contract to mitigate the risk of fluctuations in foreign currency exchange rates when translating RNZ’s balance sheet to U.S. dollars. This contract hedges a portion of the Company’s net investment in New Zealand and qualifies as a net investment hedge. The fair value of the foreign currency exchange contract is determined by a mark-to-market valuation which estimates fair value by discounting the difference between the contracted forward price and the current forward price for the residual maturity of the contract using a risk-free interest rate. The ineffectiveness of the foreign currency exchange contract is measured using the spot rate method, whereby the change in the fair value of the contract, other than the change attributable to movements in the spot rate, is excluded from the measure of hedge ineffectiveness and is reported directly in earnings. The Company does not expect any ineffectiveness or changes other than those attributable to movements in the spot rate as the critical risks of the forward contract and the net investment in RNZ coincide. This foreign currency exchange contract matures on December 21, 2015.
Interest Rate Swaps
The Company uses interest rate swaps to manage the New Zealand JV’s exposure to interest rate movements on its variable rate debt attributable to changes in the New Zealand Bank bill rate. By converting a portion of these borrowings from floating rates to fixed rates the Company has reduced the impact of interest rate changes on its expected future cash outflows. As of June 30, 2015, the Company’s interest rate contracts hedged 81 percent of the New Zealand JV’s variable rate debt and had maturity dates through January 2020.
See Note 15 — Debt for discussion of debt refinancing and planned recapitalization of the Company’s New Zealand joint venture subsequent to June 30, 2015.
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
The following table demonstrates the impact of the Company’s derivatives on the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the six months ended June 30, 2015 and 2014.

		Three Months Ended June 30,
	Income Statement Location	2015	2014
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive (loss) income	($1,621)	($818)
Foreign currency option contracts	Other comprehensive (loss) income	(2,658)	(504)

Derivative designated as a net investment hedge:
Foreign currency exchange contract	Other comprehensive (loss) income	$2,173	—

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Other operating (income) expense	—	—
Foreign currency option contracts	Other operating (income) expense	546	—
Interest rate swaps	Interest income and miscellaneous expense, net	(1,417)	(729)
Fuel hedge contracts	Cost of sales (benefit)	—	(92)

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

		Six Months Ended June 30,
	Income Statement Location	2015	2014
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive (loss) income	($2,308)	$669
Foreign currency option contracts	Other comprehensive (loss) income	(3,339)	221

Derivative designated as a net investment hedge:
Foreign currency exchange contract	Other comprehensive (loss) income	3,107	—

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Other operating (income) expense	—	25
Foreign currency option contracts	Other operating (income) expense	546	7
Interest rate swaps	Interest and miscellaneous (expense) income, net	(3,273)	(1,862)
Fuel hedge contracts	Cost of sales (benefit)	—	225
During the next 12 months, the amount of the June 30, 2015 AOCI balance, net of tax, expected to be reclassified into earnings as a result of the maturation of the Company’s derivative instruments is a loss of approximately $4.1 million.
The following table contains the notional amounts of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Notional Amount
	June 30, 2015	December 31, 2014
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	$28,200	$28,540
Foreign currency option contracts	135,700	79,400

Derivative designated as a net investment hedge:
Foreign currency exchange contract	23,828	27,419

Derivatives not designated as hedging instruments:
Interest rate swaps	129,352	161,968

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table contains the fair values of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Location on Balance Sheet	Fair Value Assets / (Liabilities) (a)
		June 30, 2015	December 31, 2014
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Prepaid and other current assets	—	$132
	Other assets	—	59
	Other current liabilities	(2,197)	(272)
	Other non-current liabilities	(639)	—
Foreign currency option contracts	Prepaid and other current assets	—	299
	Other assets	—	198
	Other current liabilities	(3,614)	(1,439)
	Other non-current liabilities	(653)	(196)

Derivative designated as a net investment hedge:
Foreign currency exchange contract	Prepaid and other current assets	2,884	—
	Other current liabilities	—	(223)

Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-current liabilities	(8,271)	(7,247)

Total derivative contracts:
Prepaid and other current assets		$2,884	$431
Other assets		—	257
Total derivative assets		2,884	688

Other current liabilities		(5,811)	(1,934)
Other non-current liabilities		(9,563)	(7,443)
Total derivative liabilities		($15,374)	($9,377)

(a)	See Note 10 — Fair Value Measurements for further information on the fair value of the Company’s derivatives including their classification within the fair value hierarchy.

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
The following table presents the carrying amount and estimated fair values of financial instruments held by the Company at June 30, 2015 and December 31, 2014, using market information and what the Company believes to be appropriate valuation methodologies under generally accepted accounting principles:

	June 30, 2015			December 31, 2014
Asset (liability)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$91,632	$91,632	—	$161,558	$161,558	—
Restricted cash (a)	2,528	2,528	—	6,688	6,688	—
Current maturities of long-term debt	(30,000)	—	(32,812)	(129,706)	—	(156,762)
Long-term debt	(722,353)	—	(725,543)	(621,849)	—	(628,476)
Interest rate swaps (b)	(8,271)	—	(8,271)	(7,247)	—	(7,247)
Foreign currency exchange contracts (b)	48	—	48	(304)	—	(304)
Foreign currency option contracts (b)	(4,267)	—	(4,267)	(1,138)	—	(1,138)

(a)	Restricted cash is recorded in “Other Assets” and represents the proceeds from LKE sales deposited with a third-party intermediary.

(b)	See Note 9 — Derivative Financial Instruments and Hedging Activities for information regarding the Balance Sheet classification of the Company’s derivative financial instruments.
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
The Company provides financial guarantees as required by creditors, insurance programs, and various governmental agencies. As of June 30, 2015, the following financial guarantees were outstanding:

Financial Commitments	Maximum Potential Payment	Carrying Amount of Associated Liability
Standby letters of credit (a)	$16,685	$15,000
Guarantees (b)	2,254	43
Surety bonds (c)	776	—
Total financial commitments	$19,715	$15,043

(a)
Approximately $15 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letters of credit support various insurance related agreements, primarily workers’ compensation. These letters of credit will expire at various dates during 2015 and will be renewed as required.

(b)
In conjunction with a timberland sale and note monetization in 2004, the Company issued a make-whole agreement pursuant to which it guaranteed $2.3 million of obligations of a special-purpose entity that was established to complete the monetization. At June 30, 2015, the Company has a de minimis liability to reflect the fair market value of its obligation to perform under the make-whole agreement.

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

On January 9, 2015, the five securities actions were consolidated into one putative class action entitled In re Rayonier Inc. Securities Litigation, Case No. 3:14-cv-01395-TJC-JBT, in the United States District Court for the Middle District of Florida. The plaintiffs alleged that the defendants made false and/or misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs sought unspecified monetary damages and attorneys’ fees and costs. Two shareholders, the Pension Trust Fund for Operating Engineers and the Lake Worth Firefighters’ Pension Trust Fund moved for appointment as lead plaintiff on January 12, 2015, which was granted on February 25, 2015. On April 7, 2015, the plaintiffs filed a Consolidated Class Action Complaint (the “Amended Complaint”). In the Amended Complaint, plaintiffs added allegations as to and added as a defendant N. Lynn Wilson, a former officer of Rayonier. With the filing of the Amended Complaint, David L. Nunes and H. Edwin Kiker were dropped from the case as defendants. Defendants timely filed Motions to Dismiss on May 15, 2015. The court has set a hearing on the motion for August 25, 2015. At this preliminary stage, the Company cannot determine whether there is a reasonable likelihood a material loss has been incurred nor can the range of any such loss be estimated.

On November 26, 2014, December 29, 2014, January 26, 2015, February 13, 2015, and May 12, 2015, the Company received separate letters from shareholders requesting that the Company investigate or pursue derivative claims against certain officers and directors related to the November 2014 Announcement. Although these demands do not identify any claims against the Company, the Company could potentially incur certain obligations to advance expenses and provide indemnification to certain current and former officers and directors of the Company. The Company may also incur expenses as a result of any costs arising from the investigation of the claims alleged in the various demands. At this preliminary stage, the ultimate outcome of these matters cannot be predicted, nor can the range of potential expenses the Company may incur as a result of the obligations identified above be estimated.

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
The net pension and postretirement benefit costs that have been recorded are shown in the following table:

	Pension		Postretirement
	Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
Components of Net Periodic Benefit Cost
Service cost	$371	$1,544	$3	$147
Interest cost	830	4,452	13	199
Expected return on plan assets	(1,007)	(6,330)	—	—
Amortization of prior service cost	3	277	—	4
Amortization of losses	916	2,603	3	116
Amortization of negative plan amendment	—	—	—	(133)
Net periodic benefit cost (a)	$1,113	$2,546	$19	$333

	Pension		Postretirement
	Six Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Components of Net Periodic Benefit Cost
Service cost	$742	$3,168	$6	$326
Interest cost	1,659	9,135	26	405
Expected return on plan assets	(2,014)	(12,988)	—	—
Amortization of prior service cost	6	569	—	8
Amortization of losses	1,849	5,340	6	245
Amortization of negative plan amendment	—	—	—	(267)
Net periodic benefit cost (a)	$2,242	$5,224	$38	$717

(a)
Net periodic benefit cost for the three and six months ended June 30, 2014 includes $2.0 million and $4.0 million, respectively, recorded in “Income from discontinued operations, net” on the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income.

In 2015, the Company has no mandatory pension contribution requirement.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

14.	INVENTORY
In the first quarter of 2015, Rayonier reclassified seeds and seedlings from Inventory and Other Assets to Timber and Timberlands, Net to better reflect the intended use of the assets, as discussed at Note 1 — Basis of Presentation. As of June 30, 2015 and December 31, 2014, Rayonier’s inventory was solely comprised of finished goods, as follows:

	June 30, 2015	December 31, 2014
Finished goods inventory
Real estate inventory (a)	$8,035	$4,932
Log inventory	5,327	3,451
Total inventory	$13,362	$8,383

(a)	Represents HBU real estate (including capitalized development costs) expected to be sold within 12 months.

15.	DEBT
As of March 31, 2015, the Senior Exchangeable Notes due 2015 were exchangeable at the option of the holders for the calendar quarter ended June 30, 2015. According to the indenture, the notes became exchangeable on May 15, 2015 through maturity. The notes mature in August of 2015 and the Company has both the ability and intent to refinance $100 million of these notes. Therefore, this amount is classified as long-term debt. Approximately $30 million of the exchangeable notes are expected to be paid with the Company’s available cash and, as such, are classified as current maturities of long-term debt as of June 30, 2015.
Net draws of $27.0 million were made in the second quarter of 2015 on the revolving credit facility. At June 30, 2015, the Company had available borrowings of $153.2 million under the revolving credit facility, net of $1.8 million to secure its outstanding letters of credit, and additional draws available of $100 million under the term credit agreement.
As of June 30, 2015, the New Zealand JV had $160 million of long-term variable rate debt maturing in September 2016. This debt is subject to interest rate risk resulting from changes in the 90-day New Zealand Bank bill rate (“BKBM”). However, the New Zealand JV uses interest rate swaps to manage its exposure to interest rate movements on its bank loan by swapping a portion of these borrowings from floating rates to fixed rates. The notional amount of the outstanding interest rate swap contracts at June 30, 2015 was $129.0 million, or 81 percent of the variable rate debt. The interest rate swap contracts have maturities extending through January 2020. The periodic interest rate on New Zealand JV debt is BKBM plus 80 basis points with an additional 80 basis point credit line fee. The Company estimates the periodic effective interest rate on New Zealand JV debt for the second quarter was approximately 6.5% after consideration of interest rate swaps.
During the six months ended June 30, 2015, the New Zealand JV had made additional borrowings and repayments of $2.1 million on its working capital facility. Additional draws totaling $16 million remain available on the working capital facility. In addition, the New Zealand JV paid $1.4 million of its shareholder loan held with the non-controlling interest party. Favorable changes in exchange rates through June 30, 2015 decreased debt on a U.S. dollar basis for the revolving facility and shareholder loan by $24.1 million and $3.5 million, respectively.
There were no other significant changes to the Company’s outstanding debt as reported in Note 13 — Debt in the 2014 Form 10-K.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Subsequent Event
On August 5, 2015, the Company announced the closing of a nine-year $350 million term loan facility and a five-year $200 million revolving credit facility (the “Credit Agreement”). In addition, the Company has entered into an interest rate swap transaction to fix the cost of the term loan facility over its nine-year term. Based on the swap rate, the company’s current leverage ratio and the pricing grid, the all-in fixed-rate cost of the term loan facility (net of estimated patronage payments) is expected to be approximately 3.3% and the floating-rate cost of the revolving credit facility will be LIBOR + 1.25%. The Company intends to use approximately $160 million of proceeds from the term loan facility to fund a capital infusion into the New Zealand JV, which the New Zealand JV will in turn use for repayment of all outstanding amounts under its existing NZ$235 million credit facility plus NZ$7 million of related fees and expenses (assuming an exchange rate of US$0.66 per NZ$1.00). The investment into the New Zealand JV is subject to certain closing conditions, including New Zealand Overseas Investment Office approval and the preparation of customary transaction documents. The remaining proceeds of the term loan facility will be used to fund repayment of the company’s 4.50% senior exchangeable notes maturing August 2015 (approximately $131 million), to fund repayment of amounts outstanding under the Company’s existing revolving credit facility (approximately $45 million), to pay transaction fees and expenses (approximately $2 million), and for cash and general corporate purposes (approximately $12 million). In order to provide timing flexibility with respect to the New Zealand JV recapitalization, the term loan facility provides that proceeds can be drawn in up to two advances for up to eight months post-closing. The Credit Agreement contains financial covenants related to leverage and interest coverage, as well as other affirmative and negative covenants relating to, among other things, dividends, liens, mergers, dispositions of timber and timberlands, subsidiary debt, sales and issuances of capital stock of subsidiaries, and affiliate transactions.

16.	ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
The following table summarizes the changes in AOCI by component for the six months ended June 30, 2015 and the year ended December 31, 2014. All amounts are presented net of tax and exclude portions attributable to noncontrolling interest.

	Foreign currency translation gains/ (losses)	Net investment hedge of New Zealand JV	New Zealand JV cash flow hedges	Unrecognized components of employee benefit plans		Total
Balance as of December 31, 2013	$36,914	—	($342)	($82,711)		($46,139)
Other comprehensive income/(loss) before reclassifications	(11,381)	(145)	510	47,938	(a)	36,922
Amounts reclassified from accumulated other comprehensive loss	—	—	(1,716)	6,108	(b)	4,392
Net other comprehensive income/(loss)	(11,381)	(145)	(1,206)	54,046		41,314
Balance as of December 31, 2014	$25,533	($145)	($1,548)	($28,665)		($4,825)
Other comprehensive income/(loss) before reclassifications	(30,456)	2,019	(3,700)	—		(32,137)
Amounts reclassified from accumulated other comprehensive loss	—	—	1,188	1,524	(c)	2,712
Net other comprehensive income/(loss)	(30,456)	2,019	(2,512)	1,524		(29,425)
Balance as of June 30, 2015	($4,923)	$1,874	($4,060)	($27,141)		($34,250)

(a)
Reflects $78 million, net of taxes, of comprehensive income due to the transfer of losses to Rayonier Advanced Materials Pension Plans. This comprehensive income was offset by $30 million, net of taxes, of losses as a result of revaluations required due to the spin-off at December 31, 2014. See Note 22 — Employee Benefit Plans in the 2014 Form 10-K for additional information.

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table presents details of the amounts reclassified in their entirety from AOCI to net income for the six months ended June 30, 2015 and June 30, 2014:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the income statement
	June 30, 2015	June 30, 2014
Realized loss (gain) on foreign currency exchange contracts	$1,504	($2,542)	Other operating income, net
Realized loss (gain) on foreign currency option contracts	1,035	(937)	Other operating income, net
Noncontrolling interest	(889)	1,218	Comprehensive (loss) income attributable to noncontrolling interest
Income tax (benefit) expense on loss from foreign currency contracts	(462)	254	Income tax benefit
Net gain on cash flow hedges reclassified from accumulated other comprehensive income	1,188	(2,007)
Income tax expense on pension plan contributed to Rayonier Advanced Materials	—	843	Income tax expense
Net loss (gain) from accumulated other comprehensive income	$1,188	($1,164)

17.	OTHER OPERATING INCOME, NET
Other operating income, net comprised the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Lease income, primarily from hunting leases	$5,890	$3,966	$9,999	$7,003
Other non-timber income	688	440	2,052	993
Foreign currency income (loss)	108	1,232	215	(255)
Gain (loss) on sale or disposal of property, plant & equipment	3	(20)	3	(20)
(Loss) gain on foreign currency exchange contracts	(645)	—	(994)	(32)
Bankruptcy claim settlement	—	5,779	—	5,779
Gain (loss) on sale of carbon credits (a)	352	(307)	352	(307)
Miscellaneous income (expense), net	742	299	1,086	(1,397)
Total	$7,138	$11,389	$12,713	$11,764

(a)	Loss in 2014 reflects surrender of carbon credit units.

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

	CONDENSED CONSOLIDATING STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME
	For the Three Months Ended June 30, 2015
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	—	$115,801	—	$115,801
Costs and Expenses
Cost of sales	—	—	—	103,689	—	103,689
Selling and general expenses	—	6,330	—	6,397	—	12,727
Other operating expense (income), net	—	(461)	—	(6,677)	—	(7,138)
	—	5,869	—	103,409	—	109,278
OPERATING (LOSS) INCOME	—	(5,869)	—	12,392	—	6,523
Interest expense	(3,169)	(131)	(2,409)	(2,774)	—	(8,483)
Interest and miscellaneous income (expense), net	1,871	817	(137)	(3,747)	—	(1,196)
Equity in (loss) income from subsidiaries	(238)	4,966	2,796	—	(7,524)	—
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,536)	(217)	250	5,871	(7,524)	(3,156)
Income tax (expense) benefit	—	(21)	948	(631)	—	296
NET (LOSS) INCOME	(1,536)	(238)	1,198	5,240	(7,524)	(2,860)
Less: Net loss attributable to noncontrolling interest	—	—	—	(1,324)	—	(1,324)
NET (LOSS) INCOME ATTRIBUTABLE TO RAYONIER INC.	(1,536)	(238)	1,198	6,564	(7,524)	(1,536)
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(18,008)	(18,008)	(74)	(25,395)	36,090	(25,395)
New Zealand joint venture cash flow hedges	(1,896)	(1,896)	(1,896)	(2,917)	5,688	(2,917)
Amortization of pension and postretirement plans, net of income tax	743	743	(5)	(5)	(733)	743
Total other comprehensive loss	(19,161)	(19,161)	(1,975)	(28,317)	41,045	(27,569)
COMPREHENSIVE LOSS	(20,697)	(19,399)	(777)	(23,077)	33,521	(30,429)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	(9,730)	(1)	(9,731)
COMPREHENSIVE LOSS ATTRIBUTABLE TO RAYONIER INC.	($20,697)	($19,399)	($777)	($13,347)	$33,522	($20,698)

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	For the Three Months Ended June 30, 2014
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	—	$163,145	—	$163,145
Costs and Expenses
Cost of sales	—	—	—	123,096	—	123,096
Selling and general expenses	—	2,394	—	11,467	—	13,861
Other operating expense (income), net	—	1,573	—	(12,962)	—	(11,389)
	—	3,967	—	121,601	—	125,568
OPERATING (LOSS) INCOME	—	(3,967)	—	41,544	—	37,577
Interest expense	(3,196)	(225)	(10,982)	(1,209)	—	(15,612)
Interest and miscellaneous income (expense), net	2,733	(3,003)	(1,098)	(3,017)	—	(4,385)
Equity in income (loss) from subsidiaries	16,814	23,549	(54,081)	—	13,718	—
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	16,351	16,354	(66,161)	37,318	13,718	17,580
Income tax benefit (expense)	—	460	4,409	(18,425)	—	(13,556)
INCOME (LOSS) FROM CONTINUING OPERATIONS	16,351	16,814	(61,752)	18,893	13,718	4,024
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income taxes	—	—	—	12,084	—	12,084
NET INCOME (LOSS)	16,351	16,814	(61,752)	30,977	13,718	16,108
Less: Net loss attributable to noncontrolling interest	—	—	—	(245)	—	(245)
NET INCOME (LOSS) ATTRIBUTABLE TO RAYONIER INC.	16,351	16,814	(61,752)	31,222	13,718	16,353
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	2,653	2,653	513	3,517	(5,819)	3,517
New Zealand joint venture cash flow hedges	(598)	(598)	(598)	(920)	1,794	(920)
Amortization of pension and postretirement plans, net of income tax	58,873	58,873	92,714	92,714	(244,301)	58,873
Total other comprehensive income	60,928	60,928	92,629	95,311	(248,326)	61,470
COMPREHENSIVE INCOME	77,279	77,742	30,877	126,288	(234,608)	77,578
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	297	—	297
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$77,279	$77,742	$30,877	$125,991	($234,608)	$77,281

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	For the Six Months Ended June 30, 2015
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	—	$256,106	—	$256,106
Costs and Expenses
Cost of sales	—	—	—	210,923	—	210,923
Selling and general expenses	—	11,279	—	12,347	—	23,626
Other operating income, net	—	(461)	—	(12,252)	—	(12,713)
	—	10,818	—	211,018	—	221,836
OPERATING (LOSS) INCOME	—	(10,818)	—	45,088	—	34,270
Interest expense	(6,337)	(223)	(4,841)	(5,626)	—	(17,027)
Interest and miscellaneous income (expense), net	3,807	1,654	(281)	(7,871)	—	(2,691)
Equity in income from subsidiaries	18,741	28,149	4,223	—	(51,113)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	16,211	18,762	(899)	31,591	(51,113)	14,552
Income tax (expense) benefit	—	(21)	1,908	(1,119)	—	768
NET INCOME	16,211	18,741	1,009	30,472	(51,113)	15,320
Less: Net loss attributable to noncontrolling interest	—	—	—	(891)	—	(891)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	16,211	18,741	1,009	31,363	(51,113)	16,211
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(28,438)	(28,438)	(926)	(39,718)	57,803	(39,717)
New Zealand joint venture cash flow hedges	(2,511)	(2,511)	(2,511)	(3,863)	7,533	(3,863)
Amortization of pension and postretirement plans, net of income tax	1,524	1,524	15	15	(1,554)	1,524
Total other comprehensive loss	(29,425)	(29,425)	(3,422)	(43,566)	63,782	(42,056)
COMPREHENSIVE LOSS	(13,214)	(10,684)	(2,413)	(13,094)	12,669	(26,736)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	(13,522)	—	(13,522)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO RAYONIER INC.	($13,214)	($10,684)	($2,413)	$428	$12,669	($13,214)

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	For the Six Months Ended June 30, 2014
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non-guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	—	$306,332	—	$306,332
Costs and Expenses
Cost of sales	—	—	—	238,995	—	238,995
Selling and general expenses	—	4,544	—	22,554	—	27,098
Other operating expense (income), net	—	3,948	—	(15,712)	—	(11,764)
	—	8,492	—	245,837	—	254,329
OPERATING (LOSS) INCOME	—	(8,492)	—	60,495	—	52,003
Interest expense	(6,389)	(468)	(17,672)	(1,757)	—	(26,286)
Interest and miscellaneous income (expense), net	5,431	(2,189)	(2,145)	(6,494)	—	(5,397)
Equity in income (loss) from subsidiaries	58,737	70,049	(22,951)	—	(105,835)	—
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	57,779	58,900	(42,768)	52,244	(105,835)	20,320
Income tax (expense) benefit	—	(163)	7,233	(13,031)	—	(5,961)
INCOME (LOSS) FROM CONTINUING OPERATIONS	57,779	58,737	(35,535)	39,213	(105,835)	14,359
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income taxes	—	—	—	43,092	—	43,092
NET INCOME (LOSS)	57,779	58,737	(35,535)	82,305	(105,835)	57,451
Less: Net loss attributable to noncontrolling interest	—	—	—	(328)	—	(328)
NET INCOME (LOSS) ATTRIBUTABLE TO RAYONIER INC.	57,779	58,737	(35,535)	82,633	(105,835)	57,779
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	15,547	15,547	1,279	21,312	(32,365)	21,320
New Zealand joint venture cash flow hedges	514	514	514	791	(1,542)	791
Amortization of pension and postretirement plans, net of income tax	60,970	60,970	94,334	94,334	(249,638)	60,970
Total other comprehensive income	77,031	77,031	96,127	116,437	(283,545)	83,081
COMPREHENSIVE INCOME	134,810	135,768	60,592	198,742	(389,380)	140,532
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	5,722	—	5,722
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$134,810	$135,768	$60,592	$193,020	($389,380)	$134,810

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS
	As of June 30, 2015
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,366	$94	$45,847	$40,325	—	$91,632
Accounts receivable, less allowance for doubtful accounts	—	—	91	19,353	—	19,444
Inventory	—	—	—	13,362	—	13,362
Prepaid and other current assets	—	1,855	3,008	16,359	—	21,222
Total current assets	5,366	1,949	48,946	89,399	—	145,660
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	—	2,086,729	—	2,086,729
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT COSTS	—	—	—	69,726	—	69,726
NET PROPERTY, PLANT AND EQUIPMENT	—	480	—	5,954	—	6,434
INVESTMENT IN SUBSIDIARIES	1,516,408	2,182,721	843,077	—	(4,542,206)	—
INTERCOMPANY NOTES RECEIVABLE	252,815	—	21,928	—	(274,743)	—
OTHER ASSETS	2,570	16,476	1,325	37,401	—	57,772
TOTAL ASSETS	$1,777,159	$2,201,626	$915,276	$2,289,209	($4,816,949)	$2,366,321
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	—	$3,434	$83	$18,879	—	$22,396
Current maturities of long-term debt	—	—	30,000	—	—	30,000
Accrued taxes	—	14	—	15,797	—	15,811
Accrued payroll and benefits	—	2,476	—	2,120	—	4,596
Accrued interest	3,046	(12)	2,505	35,499	(32,995)	8,043
Other current liabilities	—	2,420	9,570	19,624	—	31,614
Total current liabilities	3,046	8,332	42,158	91,919	(32,995)	112,460
LONG-TERM DEBT	370,000	—	115,972	236,381	—	722,353
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	34,081	—	(685)	—	33,396
OTHER NON-CURRENT LIABILITIES	—	6,615	—	14,225	—	20,840
INTERCOMPANY PAYABLE	—	636,190	—	(254,315)	(381,875)	—
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,404,113	1,516,408	757,146	2,128,525	(4,402,079)	1,404,113
Noncontrolling interest	—	—	—	73,159	—	73,159
TOTAL SHAREHOLDERS’ EQUITY	1,404,113	1,516,408	757,146	2,201,684	(4,402,079)	1,477,272
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,777,159	$2,201,626	$915,276	$2,289,209	($4,816,949)	$2,366,321

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
	For the Six Months Ended June 30, 2015
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	($25,092)	($13,561)	—	$110,401	$14,135	$85,883
INVESTING ACTIVITIES
Capital expenditures	—	(134)	—	(25,996)	—	(26,130)
Real estate development costs	—	—	—	(578)	—	(578)
Purchase of timberlands	—	—	—	(88,414)	—	(88,414)
Change in restricted cash	—	—	—	4,160	—	4,160
Investment in Subsidiaries	—	—	8,753	—	(8,753)	—
Other	—	—	—	3,689	—	3,689
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	—	(134)	8,753	(107,139)	(8,753)	(107,273)
FINANCING ACTIVITIES
Issuance of debt	—	—	57,000	2,100	—	59,100
Repayment of debt	—	—	(28,000)	(3,472)	—	(31,472)
Dividends paid	(63,421)	—	—	—	—	(63,421)
Proceeds from the issuance of common shares	718	—	—	—	—	718
Repurchase of common shares	(9,057)	—	—	—	—	(9,057)
Intercompany distributions	—	13,778	—	(8,396)	(5,382)	—
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(71,760)	13,778	29,000	(9,768)	(5,382)	(44,132)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	(4,404)	—	(4,404)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(96,852)	83	37,753	(10,910)	—	(69,926)
Balance, beginning of year	102,218	11	8,094	51,235	—	161,558
Balance, end of period	$5,366	$94	$45,847	$40,325	—	$91,632

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
	For the Six Months Ended June 30, 2014
	Rayonier Inc. (Parent Guarantor)	ROC (Subsidiary Guarantor)	Rayonier TRS Holdings Inc. (Issuer)	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$138,535	$150,518	—	$87,098	($147,007)	$229,144
INVESTING ACTIVITIES
Capital expenditures	—	(201)	—	(33,396)	—	(33,597)
Capital expenditures from discontinued operations	—	—	—	(47,050)	—	(47,050)
Real estate development costs	—	—	—	(2,595)	—	(2,595)
Purchase of timberlands	—	—	—	(74,817)	—	(74,817)
Change in restricted cash	—	—	—	63,128	—	63,128
Investment in Subsidiaries	—	—	(62,800)	—	62,800	—
Other	—	—	—	(478)	—	(478)
CASH USED FOR INVESTING ACTIVITIES	—	(201)	(62,800)	(95,208)	62,800	(95,409)
FINANCING ACTIVITIES
Issuance of debt	—	—	1,238,389	—	—	1,238,389
Repayment of debt	—	—	(1,107,062)	—	—	(1,107,062)
Dividends paid	(124,628)	—	—	—	—	(124,628)
Proceeds from the issuance of common shares	3,347	—	—	—	—	3,347
Repurchase of common shares	(1,834)	—	—	—	—	(1,834)
Debt issuance costs	—	—	(12,380)	—	—	(12,380)
Net cash disbursed upon spin-off of Performance Fibers business	(106,420)	—	—	—	—	(106,420)
Intercompany distributions	—	(149,525)	—	65,318	84,207	—
Other	—	—	—	(680)	—	(680)
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(229,535)	(149,525)	118,947	64,638	84,207	(111,268)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	—	(50)	—	(50)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(91,000)	792	56,147	56,478	—	22,417
Balance, beginning of year	130,181	304	10,719	58,440	—	199,644
Balance, end of period	$39,181	$1,096	$66,866	$114,918	—	$222,061

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
The subsidiary guarantors, ROC and Rayonier TRS Holdings, Inc., are wholly-owned by the Parent Company, Rayonier Inc. The notes are fully and unconditionally guaranteed on a joint and several basis by the guarantor subsidiaries.

	CONDENSED CONSOLIDATING STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME
	For the Three Months Ended June 30, 2015
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$115,801	—	$115,801
Costs and Expenses
Cost of sales	—	—	103,689	—	103,689
Selling and general expenses	—	6,330	6,397	—	12,727
Other operating income, net	—	(461)	(6,677)	—	(7,138)
	—	5,869	103,409	—	109,278
OPERATING (LOSS) INCOME	—	(5,869)	12,392	—	6,523
Interest expense	(3,169)	(2,540)	(2,774)	—	(8,483)
Interest and miscellaneous income (expense), net	1,871	680	(3,747)	—	(1,196)
Equity in (loss) income from subsidiaries	(238)	6,564	—	(6,326)	—
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,536)	(1,165)	5,871	(6,326)	(3,156)
Income tax benefit (expense)	—	927	(631)	—	296
NET (LOSS) INCOME	(1,536)	(238)	5,240	(6,326)	(2,860)
Less: Net loss attributable to noncontrolling interest	—	—	(1,324)	—	(1,324)
NET (LOSS) INCOME ATTRIBUTABLE TO RAYONIER INC.	(1,536)	(238)	6,564	(6,326)	(1,536)
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(18,008)	(18,008)	(25,395)	36,016	(25,395)
New Zealand joint venture cash flow hedges	(1,896)	(1,896)	(2,917)	3,792	(2,917)
Amortization of pension and postretirement plans, net of income tax	743	743	(5)	(738)	743
Total other comprehensive loss	(19,161)	(19,161)	(28,317)	39,070	(27,569)
COMPREHENSIVE LOSS	(20,697)	(19,399)	(23,077)	32,744	(30,429)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(9,730)	(1)	(9,731)
COMPREHENSIVE LOSS ATTRIBUTABLE TO RAYONIER INC.	($20,697)	($19,399)	($13,347)	$32,745	($20,698)

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	For the Three Months Ended June 30, 2014
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$163,145	—	$163,145
Costs and Expenses
Cost of sales	—	—	123,096	—	123,096
Selling and general expenses	—	2,394	11,467	—	13,861
Other operating expense (income), net	—	1,573	(12,962)	—	(11,389)
	—	3,967	121,601	—	125,568
OPERATING (LOSS) INCOME	—	(3,967)	41,544	—	37,577
Interest expense	(3,196)	(11,207)	(1,209)	—	(15,612)
Interest and miscellaneous income (expense), net	2,733	(4,101)	(3,017)	—	(4,385)
Equity in income from subsidiaries	16,814	31,220	—	(48,034)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	16,351	11,945	37,318	(48,034)	17,580
Income tax benefit (expense)	—	4,869	(18,425)	—	(13,556)
INCOME FROM CONTINUING OPERATIONS	16,351	16,814	18,893	(48,034)	4,024
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income taxes	—	—	12,084	—	12,084
NET INCOME	16,351	16,814	30,977	(48,034)	16,108
Less: Net loss attributable to noncontrolling interest	—	—	(245)	—	(245)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	16,351	16,814	31,222	(48,034)	16,353
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	2,653	2,655	3,517	(5,308)	3,517
New Zealand joint venture cash flow hedges	(598)	(598)	(920)	1,196	(920)
Amortization of pension and postretirement plans, net of income tax	58,873	58,873	92,714	(151,587)	58,873
Total other comprehensive income	60,928	60,930	95,311	(155,699)	61,470
COMPREHENSIVE INCOME	77,279	77,744	126,288	(203,733)	77,578
Less: Comprehensive income attributable to noncontrolling interest	—	—	297	—	297
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$77,279	$77,744	$125,991	($203,733)	$77,281

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	For the Six Months Ended June 30, 2015
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$256,106	—	$256,106
Costs and Expenses
Cost of sales	—	—	210,923	—	210,923
Selling and general expenses	—	11,279	12,347	—	23,626
Other operating income, net	—	(461)	(12,252)	—	(12,713)
	—	10,818	211,018	—	221,836
OPERATING (LOSS) INCOME	—	(10,818)	45,088	—	34,270
Interest expense	(6,337)	(5,064)	(5,626)	—	(17,027)
Interest and miscellaneous income (expense), net	3,807	1,373	(7,871)	—	(2,691)
Equity in income from subsidiaries	18,741	31,363	—	(50,104)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	16,211	16,854	31,591	(50,104)	14,552
Income tax benefit (expense)	—	1,887	(1,119)	—	768
NET INCOME	16,211	18,741	30,472	(50,104)	15,320
Less: Net loss attributable to noncontrolling interest	—	—	(891)	—	(891)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	16,211	18,741	31,363	(50,104)	16,211
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(28,438)	(28,438)	(39,718)	56,877	(39,717)
New Zealand joint venture cash flow hedges	(2,511)	(2,511)	(3,863)	5,022	(3,863)
Amortization of pension and postretirement plans, net of income tax	1,524	1,524	15	(1,539)	1,524
Total other comprehensive loss	(29,425)	(29,425)	(43,566)	60,360	(42,056)
COMPREHENSIVE LOSS	(13,214)	(10,684)	(13,094)	10,256	(26,736)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(13,522)	—	(13,522)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO RAYONIER INC.	($13,214)	($10,684)	$428	$10,256	($13,214)

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	For the Six Months Ended June 30, 2014
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$306,332	—	$306,332
Costs and Expenses
Cost of sales	—	—	238,995	—	238,995
Selling and general expenses	—	4,544	22,554	—	27,098
Other operating expense (income), net	—	3,948	(15,712)	—	(11,764)
	—	8,492	245,837	—	254,329
OPERATING (LOSS) INCOME	—	(8,492)	60,495	—	52,003
Interest expense	(6,389)	(18,140)	(1,757)	—	(26,286)
Interest and miscellaneous income (expense), net	5,431	(4,334)	(6,494)	—	(5,397)
Equity in income from subsidiaries	58,737	82,633	—	(141,370)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	57,779	51,667	52,244	(141,370)	20,320
Income tax benefit (expense)	—	7,070	(13,031)	—	(5,961)
INCOME FROM CONTINUING OPERATIONS	57,779	58,737	39,213	(141,370)	14,359
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income tax	—	—	43,092	—	43,092
NET INCOME	57,779	58,737	82,305	(141,370)	57,451
Less: Net loss attributable to noncontrolling interest	—	—	(328)	—	(328)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	57,779	58,737	82,633	(141,370)	57,779
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	15,547	15,547	21,312	(31,086)	21,320
New Zealand joint venture cash flow hedges	514	514	791	(1,028)	791
Amortization of pension and postretirement plans, net of income tax	60,970	60,970	94,334	(155,304)	60,970
Total other comprehensive income	77,031	77,031	116,437	(187,418)	83,081
COMPREHENSIVE INCOME	134,810	135,768	198,742	(328,788)	140,532
Less: Comprehensive income attributable to noncontrolling interest	—	—	5,722	—	5,722
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$134,810	$135,768	$193,020	($328,788)	$134,810

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS
	As of June 30, 2015
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,366	$45,941	$40,325	—	$91,632
Accounts receivable, less allowance for doubtful accounts	—	91	19,353	—	19,444
Inventory	—	—	13,362	—	13,362
Prepaid and other current assets	—	4,863	16,359	—	21,222
Total current assets	5,366	50,895	89,399	—	145,660
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	2,086,729	—	2,086,729
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT COSTS	—	—	69,726	—	69,726
NET PROPERTY, PLANT AND EQUIPMENT	—	480	5,954	—	6,434
INVESTMENT IN SUBSIDIARIES	1,516,408	2,268,652	—	(3,785,060)	—
INTERCOMPANY NOTES RECEIVABLE	252,815	21,928	—	(274,743)	—
OTHER ASSETS	2,570	17,801	37,401	—	57,772
TOTAL ASSETS	$1,777,159	$2,359,756	$2,289,209	($4,059,803)	$2,366,321
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	—	$3,517	$18,879	—	$22,396
Current maturities of long-term debt	—	30,000	—	—	30,000
Accrued taxes	—	14	15,797	—	15,811
Accrued payroll and benefits	—	2,476	2,120	—	4,596
Accrued interest	3,046	2,493	35,499	(32,995)	8,043
Other current liabilities	—	11,990	19,624	—	31,614
Total current liabilities	3,046	50,490	91,919	(32,995)	112,460
LONG-TERM DEBT	370,000	115,972	236,381	—	722,353
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	34,081	(685)	—	33,396
OTHER NON-CURRENT LIABILITIES	—	6,615	14,225	—	20,840
INTERCOMPANY PAYABLE	—	636,190	(254,315)	(381,875)	—
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,404,113	1,516,408	2,128,525	(3,644,933)	1,404,113
Noncontrolling interest	—	—	73,159	—	73,159
TOTAL SHAREHOLDERS’ EQUITY	1,404,113	1,516,408	2,201,684	(3,644,933)	1,477,272
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,777,159	$2,359,756	$2,289,209	($4,059,803)	$2,366,321

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
	For the Six Months Ended June 30, 2015
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	($25,092)	($13,561)	$110,401	$14,135	$85,883
INVESTING ACTIVITIES
Capital expenditures	—	(134)	(25,996)	—	(26,130)
Real estate development costs	—	—	(578)	—	(578)
Purchase of timberlands	—	—	(88,414)	—	(88,414)
Change in restricted cash	—	—	4,160	—	4,160
Investment in Subsidiaries	—	8,753	—	(8,753)	—
Other	—	—	3,689	—	3,689
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	8,619	(107,139)	(8,753)	(107,273)
FINANCING ACTIVITIES
Issuance of debt	—	57,000	2,100	—	59,100
Repayment of debt	—	(28,000)	(3,472)	—	(31,472)
Dividends paid	(63,421)	—	—	—	(63,421)
Proceeds from the issuance of common shares	718	—	—	—	718
Repurchase of common shares	(9,057)	—	—	—	(9,057)
Intercompany distributions	—	13,778	(8,396)	(5,382)	—
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(71,760)	42,778	(9,768)	(5,382)	(44,132)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(4,404)	—	(4,404)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(96,852)	37,836	(10,910)	—	(69,926)
Balance, beginning of year	102,218	8,105	51,235	—	161,558
Balance, end of period	$5,366	$45,941	$40,325	—	$91,632

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
	For the Six Months Ended June 30, 2014
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$138,535	$150,518	$87,098	($147,007)	$229,144
INVESTING ACTIVITIES
Capital expenditures	—	(201)	(33,396)	—	(33,597)
Capital expenditures from discontinued operations	—	—	(47,050)	—	(47,050)
Real estate development costs	—	—	(2,595)	—	(2,595)
Purchase of timberlands	—	—	(74,817)	—	(74,817)
Change in restricted cash	—	—	63,128	—	63,128
Investment in Subsidiaries	—	(62,800)	—	62,800	—
Other	—	—	(478)	—	(478)
CASH USED FOR INVESTING ACTIVITIES	—	(63,001)	(95,208)	62,800	(95,409)
FINANCING ACTIVITIES
Issuance of debt	—	1,238,389	—	—	1,238,389
Repayment of debt	—	(1,107,062)	—	—	(1,107,062)
Dividends paid	(124,628)	—	—	—	(124,628)
Proceeds from the issuance of common shares	3,347	—	—	—	3,347
Repurchase of common shares	(1,834)	—	—	—	(1,834)
Debt issuance costs	—	(12,380)	—	—	(12,380)
Net cash disbursed upon spin-off of Performance Fibers business	(106,420)	—	—	—	(106,420)
Intercompany distributions	—	(149,525)	65,318	84,207	—
Other	—	—	(680)	—	(680)
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(229,535)	(30,578)	64,638	84,207	(111,268)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(50)	—	(50)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(91,000)	56,939	56,478	—	22,417
Balance, beginning of year	130,181	11,023	58,440	—	199,644
Balance, end of period	$39,181	$67,962	$114,918	—	$222,061

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
When we refer to “we,” “us,” “our,” “the Company,” or “Rayonier,” we mean Rayonier Inc. and its consolidated subsidiaries. References herein to “Notes to Financial Statements” refer to the Notes to the Consolidated Financial Statements of Rayonier Inc. included in Item 1 of this Report.
This MD&A is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors which may affect future results. Our MD&A should be read in conjunction with our Consolidated Financial Statements included in Item 1 of this report, our Annual Report on Form 10-K for the year ended December 31, 2014 (the “Form 10-K”) and information contained in our subsequent reports filed with the Securities and Exchange Commission (the “SEC”).
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

Our Company
We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive timber growing regions in the U.S. and New Zealand. Our revenues, operating income and cash flows are primarily derived from the following core business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate and Trading. As of June 30, 2015 we owned or leased under long-term agreements approximately 2.3 million acres of timberlands located in the U.S. South (1.9 million acres) and U.S. Pacific Northwest (373,000 acres). We also have a 65 percent ownership interest in Matariki Forestry Group, a joint venture (“New Zealand JV”), that owns or leases approximately 444,000 acres (303,000 net plantable acres) of timberlands in New Zealand.
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
The Trading segment includes log trading in New Zealand, conducted by the New Zealand JV in two core areas of business — managed export services on behalf of third parties and procured logs for export sale by the New Zealand JV.

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
In the second quarter of 2015 in our Southern Timber segment, we continued to see strong pulpwood demand and steady demand for sawtimber. In our Pacific Northwest Timber and New Zealand Timber segments, prices generally declined primarily due to lower demand from China, which also put pressure on domestic pricing in both regions.
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

Discussion of Timber Inventory and Sustainable Yield
See Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield of our 2014 Form 10-K.

Our Timberlands
Our timber operations are disaggregated into three geographically distinct segments: Southern Timber, Pacific Northwest Timber and New Zealand Timber. The following table provides a breakdown of our timberland holdings as of June 30, 2015 and December 31, 2014:

(acres in 000s)	As of June 30, 2015			As of December 31, 2014
	Owned	Leased	Total	Owned	Leased	Total
Southern
Alabama	308	24	332	309	24	333
Arkansas	—	18	18	—	18	18
Florida	284	94	378	281	105	386
Georgia	573	123	696	575	125	700
Louisiana	149	1	150	126	1	127
Mississippi	91	—	91	91	—	91
Oklahoma	92	—	92	92	—	92
Tennessee	1	—	1	1	—	1
Texas	157	—	157	158	—	158
	1,655	260	1,915	1,633	273	1,906

Pacific Northwest
Oregon	6	—	6	—	—	—
Washington	366	1	367	371	1	372
	372	1	373	371	1	372

New Zealand (a)	185	259	444	185	266	451
Total	2,212	520	2,732	2,189	540	2,729

(a)
Represents legal acres owned and leased by the New Zealand JV, in which Rayonier owns a 65 percent interest. As of June 30, 2015, legal acres in New Zealand were comprised of 303,000 plantable acres and 142,000 non-productive acres.

The following tables detail activity for owned and leased acres in our timberland holdings by state from December 31, 2014 to June 30, 2015:

(acres in 000s)	Acres Owned
	December 31, 2014	Acquisitions	Sales	Other	June 30, 2015
Southern
Alabama	309	—	(1)	—	308
Florida	281	3	—	—	284
Georgia	575	1	(3)	—	573
Louisiana	126	24	(1)	—	149
Mississippi	91	—	—	—	91
Oklahoma	92	—	—	—	92
Tennessee	1	—	—	—	1
Texas	158	—	(1)	—	157
	1,633	28	(6)	—	1,655

Pacific Northwest
Oregon	—	6	—	—	6
Washington	371	—	(5)	—	366
	371	6	(5)	—	372

New Zealand (a)	185	—	—	—	185
Total	2,189	34	(11)	—	2,212

(a)	Represents legal acres owned by the New Zealand JV, in which Rayonier has a 65 percent interest.

(acres in 000s)	Acres Leased
	December 31, 2014	Expired Leases (a)	Other (b)	June 30, 2015
Southern
Alabama	24	—	—	24
Arkansas	18	—	—	18
Florida	105	(11)	—	94
Georgia	125	(2)	—	123
Louisiana	1	—	—	1
	273	(13)	—	260

Pacific Northwest
Washington	1	—	—	1

New Zealand (c)	266	(1)	(6)	259
Total	540	(14)	(6)	520

(a)	Includes acres previously under lease that have been harvested or sold.

(b)	Includes activity for the purchase of leased acres and changes in classification between owned and leased acres.

(c)	Represents legal acres leased by the New Zealand JV, in which Rayonier has a 65 percent interest.

Results of Operations
Consolidated Results
The following table provides key financial information by segment and on a consolidated basis:

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Information (in millions)	2015	2014	2015	2014
Sales
Southern Timber	$32.7	$31.5	$68.2	$65.4
Pacific Northwest Timber	17.1	25.1	36.3	58.1
New Zealand Timber	39.2	44.4	80.4	82.3
Real Estate
Improved Development	0.8	—	0.8	—
Unimproved Development	0.8	1.4	5.6	1.6
Rural	3.3	5.4	10.1	10.5
Non-Strategic / Timberlands	2.0	27.2	14.2	27.4
Total Real Estate	6.9	34.0	30.7	39.5
Trading	19.8	29.2	40.5	64.9
Intersegment Eliminations	0.1	($1.1)	—	(3.9)
Total Sales	$115.8	$163.1	$256.1	$306.3

Operating Income
Southern Timber	$11.8	$8.9	$24.2	$19.4
Pacific Northwest Timber	1.7	8.8	4.3	21.4
New Zealand Timber	(0.9)	2.2	4.8	4.6
Real Estate	1.4	27.8	14.0	28.5
Trading	(0.1)	(0.1)	0.2	(0.5)
Corporate and other	(7.4)	(10.0)	(13.2)	(21.4)
Operating Income	6.5	37.6	34.3	52.0
Interest Expense, Interest Income and Other	(9.7)	(20.0)	(19.7)	(31.7)
Income Tax Benefit (Expense)	0.3	(13.6)	0.7	(5.9)
(Loss) Income from Continuing Operations	(2.9)	4.0	15.3	14.4
Discontinued Operations, Net	—	12.1	—	43.1
Net (Loss) Income	(2.9)	16.1	15.3	57.5
Less: Net (loss) income attributable to noncontrolling interest	(1.4)	(0.3)	(0.9)	(0.3)
Net (Loss) Income Attributable to Rayonier Inc.	($1.5)	$16.4	$16.2	$57.8

Adjusted EBITDA (a)
Southern Timber	$24.4	$19.6	$51.2	$42.1
Pacific Northwest Timber	4.6	14.0	11.0	32.9
New Zealand Timber	6.2	9.9	19.9	20.9
Real Estate	3.6	36.5	23.8	39.1
Trading	(0.1)	(0.1)	0.2	(0.5)
Corporate and Other	(5.6)	(9.7)	(11.5)	(20.8)
Total Adjusted EBITDA (a)	$33.1	$70.2	$94.6	$113.7

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

Southern Timber
Second quarter sales of $32.7 million increased $1.2 million versus the prior year period due to higher harvest volumes and improved pricing. Harvest volumes increased 13% to 1.3 million tons versus 1.1 million tons in the prior year period. Average sawtimber stumpage prices increased 4% to $27.33 per ton versus $26.16 per ton in the prior year period, while pulpwood stumpage prices increased 1% to $19.10 per ton versus $18.94 per ton in the prior year period. The increase in average sawtimber prices was driven by restricted supply as a result of wet weather, partially offset by increased harvest activity in lower-price sawtimber regions. The increase in average pulpwood prices was driven primarily by strong demand in the Company’s core pulpwood markets. Overall, weighted average stumpage prices (including hardwood) increased 2% to $21.03 per ton versus $20.71 per ton in the prior year period. Operating income of $11.8 million increased $2.9 million versus the prior year period due to higher volumes ($1.9 million), higher pricing ($0.1 million), and higher non-timber income ($1.9 million), which were partially offset by higher depletion rates ($0.6 million) and higher costs ($0.5 million). Second quarter Adjusted EBITDA of $24.4 million was $4.8 million above the prior year period.
Year-to-date sales of $68.2 million increased $2.8 million versus the prior year period due to higher harvest volumes and improved pricing. Harvest volumes increased 10% to 2.7 million tons versus 2.4 million tons in the prior year period. Average sawtimber stumpage prices increased 6% to $28.13 per ton versus $26.63 per ton in the prior year period, while pulpwood stumpage prices increased 1% to $18.96 per ton versus $18.74 per ton in the prior year period. The increase in average sawtimber prices was driven by restricted supply as a result of wet weather, partially offset by increased harvest activity in lower-price sawtimber regions. The increase in average pulpwood prices was driven primarily by strong demand in the Company’s core pulpwood markets. Overall, weighted average stumpage prices (including hardwood) increased 3% to $21.37 per ton versus $20.71 per ton in the prior year period. Operating income of $24.2 million increased $4.8 million versus the prior year period due to higher volumes ($3.2 million), higher pricing ($0.9 million), and higher non-timber income ($3.4 million), which were partially offset by higher depletion rates ($1.7 million) and costs ($1.0 million). Year-to-date Adjusted EBITDA of $51.2 million was $9.1 million above the prior year period.

The following table provides key operating statistics and financial information for the Southern Timber segment:

	Three Months Ended June 30,		Six Months Ended June 30,
Southern Timber Overview	2015	2014	2015	2014
Sales Volume (in thousands of tons)
Pine Pulpwood	845	707	1,750	1,483
Pine Sawtimber	375	363	793	750
Total Pine Volume	1,220	1,070	2,543	2,233
Hardwood	74	79	121	190
Total Volume	1,294	1,149	2,664	2,423

Percentage Delivered Sales	25%	36%	25%	33%
Percentage Stumpage Sales	75%	64%	75%	67%

Net Stumpage Pricing (dollars per ton)
Pine Pulpwood	$19.10	$18.94	$18.96	$18.74
Pine Sawtimber	27.33	26.16	28.13	26.63
Weighted Average Pine	$21.63	$21.39	$21.94	$21.55
Hardwood	11.33	11.58	11.79	12.91
Weighted Average Total	$21.03	$20.71	$21.37	$20.71

Summary Financial Data (in millions of dollars)
Sales	$32.7	$31.5	$68.2	$65.40
Less: Cut and Haul	(5.5)	(7.7)	(11.3)	(15.2)
Net Stumpage Sales	$27.2	$23.8	$56.9	$50.2

Operating Income	$11.8	$8.9	$24.2	$19.4
Adjusted EBITDA (a)	$24.4	$19.6	$51.2	$42.1

Other Data
Non-Timber Income (in millions of dollars)	$4.4	$2.4	$8.0	$4.5
Period-End Acres (in thousands)	1,915	1,901	1,915	1,901

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

The following tables provide variance analyses for sales, operating income and Adjusted EBITDA for the Southern Timber segment:

Sales (in millions of dollars)	Three Months Ended	Six Months Ended

June 30, 2014	$31.5	$65.4
Changes Attributable to:
Volume/Mix	1.3	2.3
Price	(0.1)	0.5
June 30, 2015	$32.7	$68.2

Operating Income (in millions of dollars)	Three Months Ended	Six Months Ended

June 30, 2014	$8.9	$19.4
Changes Attributable to:
Volume/Mix	1.9	3.2
Price	0.1	0.9
Cost	(0.5)	(1.0)
Non-timber income	1.9	3.4
Depreciation, depletion and amortization	(0.6)	(1.7)
Other	0.1	—
June 30, 2015	$11.8	$24.2

Adjusted EBITDA (in millions of dollars) (a)	Three Months Ended	Six Months Ended

June 30, 2014	$19.6	$42.1
Changes Attributable to:
Volume/Mix	3.3	5.8
Price	0.1	0.9
Cost	(0.5)	(1.0)
Non-timber income	1.9	3.4
Other	—	—
June 30, 2015	$24.4	$51.2

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

Pacific Northwest Timber
Second quarter sales of $17.1 million decreased $8.0 million versus the prior year period due to the planned reduction of harvest volumes and, to a lesser extent, lower sawtimber prices. Harvest volumes declined 44% to 0.25 million tons versus 0.45 million tons in the prior year period. Average delivered sawtimber prices decreased 9% to $76.80 per ton versus $84.46 per ton in the prior year period, while delivered pulpwood prices increased 17% to $43.37 per ton versus $37.10 per ton in the prior year period. Weaker demand from China contributed to sawtimber price declines in the region, while strong local demand for pulpwood proximate to our properties resulted in lower haul costs and higher net stumpage prices. Operating income of $1.7 million decreased $7.1 million versus the prior year period due to lower volumes ($5.5 million) and lower prices ($2.0 million), which were partially offset by higher non-timber income ($0.5 million) primarily as a result of a strong cedar market. Second quarter Adjusted EBITDA of $4.6 million was $9.4 million below the prior year period.
Year-to-date sales of $36.3 million decreased $21.8 million versus the prior year period due to the planned reduction of harvest volumes and, to a lesser extent, lower sawtimber prices. Harvest volumes declined 42% to 0.58 million tons versus 1.0 million tons in the prior year period. Average delivered sawtimber prices decreased 11% to $73.98 per ton versus $83.05 per ton in the prior year period, while delivered pulpwood prices increased 15% to $43.29 per ton versus $37.55 per ton in the prior year period. Weaker demand from China resulted in a lower export mix of 22% versus 24% in the prior year period and contributed to sawtimber price declines in the region. Operating income of $4.3 million decreased $17.1 million versus the prior year period due to lower volumes ($13.0 million), lower prices ($4.6 million) and higher costs ($0.4 million), which were partially offset by higher non-timber income ($1.0 million). Year-to-date Adjusted EBITDA of $11.0 million was $21.9 million below the prior year period.

The following table provides key operating statistics and financial information for the Pacific Northwest Timber segment:

	Three Months Ended June 30,		Six Months Ended June 30,
Pacific Northwest Timber Overview	2015	2014	2015	2014
Sales Volume (in thousands of tons)
Pulpwood	63	73	118	158
Sawtimber	187	375	457	833
Total Volume	250	448	575	991

Sales Volume (converted to MBF)
Pulpwood	5,985	6,860	11,125	14,971
Sawtimber	25,180	49,093	58,635	103,663
Total Volume	31,165	55,953	69,760	118,634

Percentage Delivered Sales	100%	41%	88%	44%
Percentage Stumpage Sales	—	59%	12%	56%

Delivered Log Pricing (in dollars per ton)
Pulpwood	$43.37	$37.10	$43.29	$37.55
Sawtimber	76.80	84.46	73.98	83.05
Weighted Average Log Price	$68.36	$74.51	$67.63	$74.21

Summary Financial Data (in millions of dollars)
Sales	$17.1	$25.1	$36.3	$58.1
Less: Cut and Haul	(8.6)	(5.9)	(16.7)	(14.2)
Net Stumpage Sales	$8.5	$19.2	$19.6	$43.9

Operating Income	$1.7	$8.8	$4.3	$21.4
Adjusted EBITDA (a)	$4.6	$14.0	$11.0	$32.9

Other Data
Non-Timber Income (in millions of dollars)	$1.0	$0.5	$1.7	$0.7
Period-End Acres (in thousands)	373	372	373	372
Sawtimber (in dollars per MBF)	$571	$629	$590	$659
Estimated Percentage of Export Volume	26%	21%	22%	24%

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

The following tables provide variance analyses for sales, operating income and Adjusted EBITDA for the Pacific Northwest Timber segment:

Sales (in millions of dollars)	Three Months Ended	Six Months Ended

June 30, 2014	$25.1	$58.1
Changes Attributable to:
Volume/Mix	(6.4)	(17.4)
Price	(1.5)	(4.5)
Other	(0.1)	0.1
June 30, 2015	$17.1	$36.3

Operating Income (in millions of dollars)	Three Months Ended	Six Months Ended

June 30, 2014	$8.8	$21.4
Changes Attributable to:
Volume/Mix	(5.5)	(13.0)
Price	(2.0)	(4.6)
Cost	—	(0.4)
Non-timber income	0.5	1.0
Other	(0.1)	(0.1)
June 30, 2015	$1.7	$4.3

Adjusted EBITDA (in millions of dollars) (a)	Three Months Ended	Six Months Ended

June 30, 2014	$14.0	$32.9
Changes Attributable to:
Volume/Mix	(7.7)	(17.8)
Price	(2.0)	(4.6)
Cost	—	(0.4)
Non-timber income	0.5	1.0
Other	(0.2)	(0.1)
June 30, 2015	$4.6	$11.0

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

New Zealand Timber
Second quarter sales of $39.2 million decreased $5.2 million versus the prior year period due to lower domestic and export product prices, which were partially offset by higher domestic pulpwood and export sawtimber volumes. Harvest volumes increased 11% to 0.58 million tons versus 0.52 million tons in the prior year period. Average delivered prices for export sawtimber declined 28% to $85.31 per ton versus $118.12 per ton in the prior year period, while average delivered prices for domestic sawtimber declined 21% to $66.96 per ton versus $84.64 per ton in the prior year period. The decline in export sawtimber prices was primarily due to weaker demand from China, while the decline in domestic sawtimber prices (in U.S. dollar terms) was driven primarily by the fall in the NZ$/US$ exchange rate (US$.74 per NZ$1.00 versus US$.86 per NZ$1.00). Operating loss of ($0.9) million versus operating income of $2.2 million in the prior year period was primarily due to the decrease in prices ($3.9 million) and foreign exchange losses ($2.0 million), which were partially offset by lower depletion rates ($1.7 million) and lower costs ($1.4 million). Second quarter Adjusted EBITDA of $6.2 million was $3.7 million below the prior year period.
Year-to-date sales of $80.4 million decreased $1.9 million versus the prior year period due to lower domestic and export product prices, which were partially offset by higher domestic pulpwood and export sawtimber volumes. Harvest volumes increased 14% to 1.1 million tons versus 1.0 million tons in the prior year period. Average delivered prices for export sawtimber declined 22% to $93.21 per ton versus $119.15 per ton in the prior year period, while average delivered prices for domestic sawtimber declined 17% to $68.76 per ton versus $82.53 per ton in the prior year period. The decline in export sawtimber prices was primarily due to weaker demand from China, while the decline in domestic sawtimber prices (in U.S. dollar terms) was driven primarily by the fall in the NZ$/US$ exchange rate (US$.75 per NZ$1.00 versus US$.84 per NZ$1.00). Operating income of $4.8 million was comparable to the prior year period, as the decrease in prices ($4.8 million) and foreign exchange losses ($2.0 million) were largely offset by lower depletion rates ($2.9 million) and costs ($2.2 million). Year-to-date Adjusted EBITDA of $19.9 million was $1.0 million below the prior year period.

The following table provides key operating statistics and financial information for the New Zealand Timber segment:

	Three Months Ended June 30,		Six Months Ended June 30,
New Zealand Timber Overview	2015	2014	2015	2014
Sales Volume (in thousands of tons)
Domestic Sawtimber (Delivered)	169	170	319	314
Domestic Pulpwood (Delivered)	110	77	210	150
Export Sawtimber (Delivered)	248	193	449	335
Export Pulpwood (Delivered)	21	16	32	25
Stumpage	35	67	111	158
Total Volume	583	523	1,121	982

Percentage Delivered Sales	94%	87%	90%	84%
Percentage Stumpage Sales	6%	13%	10%	16%

Delivered Log Pricing (in dollars per ton)
Domestic Sawtimber	$66.96	$84.64	$68.76	$82.53
Domestic Pulpwood	$33.59	$39.52	$34.45	$38.94
Export Sawtimber	$85.31	$118.12	$93.21	$119.15

Summary Financial Data (in millions of dollars)
Sales	$38.4	$44.1	$76.2	$79.9
Less: Cut and Haul	(19.2)	(20.3)	(35.2)	(36.2)
Less: Port and Freight Costs	(8.1)	(9.0)	(14.7)	(14.6)
Net Stumpage Sales	$11.1	$14.8	$26.3	$29.1

Land Sales	0.8	0.3	4.2	2.4
Total Sales	$39.2	$44.4	$80.4	$82.3

Operating (Loss) Income	($0.9)	$2.2	$4.8	$4.6
Adjusted EBITDA (a)	$6.2	$9.9	$19.9	$20.9

Other Data
New Zealand Dollar to U.S. Dollar Exchange Rate (b)	0.7398	0.8575	0.7477	0.8414
Net Plantable Period-End Acres (in thousands)	303	313	303	313
Export Sawtimber (in dollars per JAS m3)	$99.84	$137.05	$108.90	$138.27

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

(b)	Represents the average period rate.

The following tables provide variance analyses for sales, operating income and Adjusted EBITDA for the New Zealand Timber segment:

Sales (in millions of dollars)	Three Months Ended	Six Months Ended

June 30, 2014	$44.4	$82.3
Changes Attributable to:
Volume/Mix	5.2	12.1
Price	(10.4)	(14.8)
Other	—	0.8
June 30, 2015	$39.2	$80.4

Operating (Loss) Income (in millions of dollars)	Three Months Ended	Six Months Ended

June 30, 2014	$2.2	$4.6
Changes Attributable to:
Volume/Mix	(0.4)	0.6
Price	(3.9)	(4.8)
Cost	1.4	2.2
Non-timber income (a)	1.1	2.6
Foreign exchange	(2.0)	(2.0)
Depreciation, depletion and amortization	1.7	2.9
Non-cash cost of land and real estate development costs recovered upon sale	—	2.1
Other (b)	(1.0)	(3.4)
June 30, 2015	($0.9)	$4.8

(a)
Three and six months include $0.4 million and $1.8 million, respectively, primarily related to timber sold in conjunction with the relinquishment of a forestry right and $0.6 million related to the sale of carbon credits.

(b)	Three and six months include $0.6 million and $2.4 million, respectively, of cost basis of timber sold in conjunction with the relinquishment of a forestry right.

Adjusted EBITDA (in millions of dollars) (a)	Three Months Ended	Six Months Ended

June 30, 2014	$9.9	$20.9
Changes Attributable to:
Volume/Mix	0.2	2.1
Price	(3.9)	(4.8)
Cost	1.4	2.2
Non-timber income	1.1	2.6
Foreign exchange	(2.0)	(2.0)
Other	(0.5)	(1.1)
June 30, 2015	$6.2	$19.9

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

The following table provides additional information on depreciation, depletion and amortization and capital expenditures for the timber segments:

	Three Months Ended June 30,		Six Months Ended June 30,
Timber Segments Selected Operating Information	2015	2014	2015	2014
Depreciation, Depletion and Amortization (in millions of dollars)
Southern Timber	$12.6	$10.7	$27.0	$22.7
Pacific Northwest Timber	2.9	5.2	6.7	11.5
New Zealand Timber	7.1	7.7	15.1	14.2
Total	$22.6	$23.6	$48.8	$48.4

Timber Capital Expenditures (in millions of dollars)
U.S. Timber
Reforestation, silvicultural and other capital expenditures	4.8	5.5	9.5	11.0
Property taxes	1.9	1.6	3.8	3.7
Lease payments	0.8	0.9	3.1	3.5
Allocated overhead	1.3	1.6	2.7	3.2
Timberland acquisitions	65.3	62.0	88.4	72.7
Subtotal U.S. Timber	$74.1	$71.6	$107.5	$94.1
New Zealand Timber
Reforestation, silvicultural and other capital expenditures	1.6	2.9	3.1	4.7
Property taxes	0.1	0.2	0.3	0.4
Lease payments	1.0	1.6	1.5	1.9
Allocated overhead	0.5	0.8	1.2	1.6
Timberland acquisitions	—	—	—	2.1
Subtotal New Zealand Timber	$3.2	$5.5	$6.1	$10.7
Total Timber Segments Capital Expenditures	$77.3	$77.1	$113.6	$104.8

Real Estate
Second quarter sales of $6.9 million decreased $27.1 million versus the prior year period, and operating income of $1.4 million decreased $26.4 million versus the prior year period. Sales and operating income decreased in the second quarter due to lower volumes (2,337 acres sold versus 25,283 acres in the prior year period) partially offset by higher weighted average prices ($2,971 per acre versus $1,345 per acre in the prior year period).
Year-to-date sales of $30.7 million decreased $8.8 million versus the prior year period, and operating income of $14.0 million decreased $14.5 million versus the prior year period. Sales and operating income decreased due to lower volumes (9,734 acres sold versus 27,405 acres in the prior year period) partially offset by higher weighted average prices ($3,157 per acre versus $1,443 per acre in the prior year period).
Second quarter and year-to-date operating income also decreased as the prior year periods included $5.8 million in proceeds from a bankruptcy settlement with respect to a former land sale customer.
Improved Development second quarter and year-to-date sales of $0.8 million were comprised of 19 acres in the Belfast Commerce Centre near Savannah, Georgia for $42,281 per acre.
Unimproved Development second quarter sales of $0.8 million decreased $0.6 million versus the prior year period. The prior year period included a six-acre sale to the Florida Department of Transportation for $173,574 per acre. Year-to-date sales of $5.6 million increased $4.1 million versus the prior year period and included 217 acres in St. Johns County, Florida for $17,000 per acre, 76 acres in Bryan County, Georgia for $8,305 per acre and 20 acres in Baker County, Florida for $10,000 per acre.
Rural second quarter and year-to-date sales of $3.3 million and $10.1 million decreased $2.1 million and $0.4 million, respectively, versus the prior year periods due to a decrease in average prices. The prior year period included a 656-acre sale in Nassau County, Florida for $2,750 per acre and a higher proportion of sales in higher-price regions.
Non-strategic/Timberland second quarter and year-to-date sales of $2.0 million and $14.2 million decreased $25.2 million and $13.3 million, respectively, versus the prior year period. The prior year period included 19,556 acres of non-strategic timberlands in Gilchrist County, Florida at $1,125 per acre and 3,629 acres sold to the Alabama Department of Conservation for $1,435 per acre.
Second quarter and year-to-date Adjusted EBITDA of $3.6 million and $23.8 million were $32.9 million and $15.3 million, respectively, below the prior year period.

The following table provides key operating statistics and financial information for the Real Estate segment:

	Three Months Ended June 31,		Six Months Ended June 30,
Real Estate Overview	2015	2014	2015	2014
Sales (in millions of dollars)
Improved Development (a)	0.8	—	0.8	—
Unimproved Development	0.8	1.4	5.6	1.6
Rural (b)	3.3	5.4	10.1	10.5
Non-Strategic / Timberlands (b)	2.0	27.2	14.2	27.4
Total Sales	$6.9	$34.0	$30.7	$39.5
Sales (Development and Rural Only) (c)	$4.1	$6.8	$15.7	$12.1

Acres Sold
Improved Development (a)	19	—	19	—
Unimproved Development	86	68	495	95
Rural (b)	1,393	2,030	4,270	3,763
Non-Strategic / Timberlands (b)	839	23,185	4,950	23,547
Total Acres Sold	2,337	25,283	9,734	27,405
Acre Sold (Development and Rural Only) (c)	1,479	2,098	4,765	3,858

Percentage of U.S. South acreage sold (d)	0.1%	0.1%	0.3%	0.2%

Price per Acre (dollars per acre)
Improved Development (a)	$42,281	—	$42,281	—
Unimproved Development	8,908	20,897	11,282	16,450
Rural (b)	2,377	2,654	2,371	2,794
Non-Strategic / Timberlands (b)	2,440	1,174	2,870	1,167
Weighted Average (Total)	$2,971	$1,345	$3,157	$1,443
Weighted Average (Development and Rural) (c)	$2,757	$3,245	$3,297	$3,136

(a)	Reflects land with capital invested in infrastructure improvements.

(b)	Conservation sales previously reported as Rural are now reported with Non-Strategic / Timberlands.

(c)	Excludes Improved Development.

(d)	Calculated as Southern development and rural acres sold over U.S. South acres owned.

The following tables provide variance analyses for sales, operating income and Adjusted EBITDA for the Real Estate segment:

Sales (in millions of dollars)	Three Months Ended	Six Months Ended
June 30, 2014	$34.0	$39.5
Changes Attributable to:
Volume/Mix	(30.9)	(25.5)
Price	3.8	16.7
June 30, 2015	$6.9	$30.7

Operating Income (in millions of dollars)	Three Months Ended	Six Months Ended

June 30, 2014	$27.8	$28.5
Changes Attributable to:
Volume/Mix	(22.3)	(18.0)
Price	3.8	16.7
Cost	(0.8)	(1.5)
Depreciation, depletion and amortization	(0.3)	(2.1)
Non-cash cost of land and real estate development costs recovered upon sale	(1.0)	(3.8)
Other (a)	(5.8)	(5.8)
June 30, 2015	$1.4	$14.0

(a)	Three and six month prior year periods include $5.8 million in proceeds from a bankruptcy settlement related to a former land sale customer.

Adjusted EBITDA (in millions of dollars) (a)	Three Months Ended	Six Months Ended

June 30, 2014	$36.5	$39.1
Changes Attributable to:
Volume/Mix	(30.1)	(24.7)
Price	3.8	16.7
Cost	(0.8)	(1.5)
Other (b)	($5.8)	($5.8)
June 30, 2015	$3.6	$23.8

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

(b)	Three and six month prior year periods include $5.8 million in proceeds from a bankruptcy settlement related to a former land sale customer.

Trading
The Trading segment complements the New Zealand Timber segment by adding scale and achieving cost savings that directly benefit the New Zealand Timber segment. Trading also generally contributes modestly to earnings without significant investment and provides market intelligence that benefits the timber business.
Second quarter sales of $19.8 million decreased $9.4 million versus the prior year period due to lower volumes and prices primarily as a result of continued weak demand in China. Sales volumes decreased 1.3% to 234,000 tons versus 237,000 tons in the prior year period. Average prices decreased 29.4% to $84.16 per ton versus $119.28 per ton in the prior year period. Operating loss of $0.1 million was comparable to the prior year period.

Year-to-date sales of $40.5 million decreased $24.4 million versus the prior year period due to lower volumes and prices as a result of unfavorable China market conditions. Sales volumes decreased 12.7% to 448,000 tons versus 513,000 tons in the prior year period. Average prices decreased 27.8% to $88.58 per ton versus $122.67 per ton in the prior year period. Operating income increased $0.7 million versus the prior year period, as the reductions in price and volume were more than offset by favorable costs and NZ$/US$ exchange gains ($1.3 million).
The following tables provide variance analyses for sales, operating income and Adjusted EBITDA for the Trading segment:

Sales (in millions of dollars)	Three Months Ended	Six Months Ended

June 30, 2014	$29.2	$64.9
Changes Attributable to:
Volume/Other	(0.4)	(8.0)
Price	(8.2)	(15.3)
Other	(0.8)	(1.2)
June 30, 2015	$19.8	$40.5

Operating (Loss) Income (in millions of dollars)	Three Months Ended	Six Months Ended

June 30, 2014	($0.1)	($0.5)
Changes Attributable to:
Foreign exchange	0.2	1.3
Other	(0.2)	(0.6)
June 30, 2015	($0.1)	$0.2

Adjusted EBITDA (in millions of dollars) (a)	Three Months Ended	Six Months Ended

June 30, 2014	($0.1)	($0.5)
Changes Attributable to:
Foreign exchange	0.2	1.3
Other	(0.2)	(0.6)
June 30, 2015	($0.1)	$0.2

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

Other Items
Corporate and Other Expense/Eliminations
Second quarter and year-to-date corporate and other operating expenses of $7.3 million and $13.2 million decreased $2.6 million and $8.2 million, respectively, versus the prior year periods primarily due to lower selling, general and administrative expenses as a result of the spin-off of the Performance Fibers business. Second quarter and year-to-date corporate and other operating expenses include $1.5 million and $1.6 million, respectively, of costs related to the shareholder litigation (“costs related to shareholder litigation”). Costs related to shareholder litigation include expenses incurred as a result of the securities litigation, the shareholder derivative demands and the Securities and Exchange Commission investigation. See Note 12—Contingencies.
Interest Expense
Second quarter and year-to-date interest expense of $8.5 million and $17.0 million decreased $7.1 million and $9.3 million, respectively, versus the prior year periods primarily due to lower outstanding debt and $5.0 million of interest expense related to an early repayment of debt in the prior year periods.
Other Non-Operating Expense
Second quarter and year-to-date other non-operating expenses of $1.2 million and $2.7 million decreased $3.2 million and $2.7 million, respectively, primarily due to $3.8 million of costs related to the spin-off in the prior year period, partially offset by unfavorable mark-to-market adjustments on New Zealand joint venture interest rate swaps.
Income Tax Benefit (Expense)
The second quarter and year-to-date income tax benefit from continuing operations was $0.3 million and $0.7 million versus an income tax expense of $13.6 million and $5.9 million, respectively, in the prior year periods. The current quarter and year-to-date tax benefit is principally related to the New Zealand joint venture. The expense in the prior year periods was primarily related to the Performance Fibers business.
Share Repurchases
During the second quarter the Company repurchased approximately $10.7 million of common stock at an average price of $25.94 per share. As of June 30, 2015, the Company had 126.5 million shares of common stock outstanding and $89.3 million remaining in its current share repurchase authorization.
Outlook
In our Southern Timber segment, we anticipate continued strong pulpwood demand and prices in our key market areas. We continue to expect that the gradual improvement in U.S. housing demand will drive increases in Southern sawtimber prices over the long term; however, we expect limited upside to current prices through the remainder of 2015. In our Pacific Northwest and New Zealand segments, we anticipate near-term weakness in the China export market will weigh on prices but that export demand will gradually improve, although likely at a slower pace than we expected earlier in the year. In our Real Estate segment, we continue to see steady demand for rural properties and increasing interest in selected development properties as we execute on our strategy and develop catalysts for demand.

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
Summary of Liquidity and Financing Commitments

	June 30,	December 31,
(millions of dollars)	2015	2014
Cash and cash equivalents	$91.6	$161.6
Total debt	752.4	751.5
Shareholders’ equity	1,477.3	1,575.2
Total capitalization (total debt plus equity)	2,229.7	2,326.7
Debt to capital ratio	34%	32%
Net debt to enterprise value (a)	17%	14%

(a)	Enterprise value is calculated as the number of shares outstanding multiplied by the Company’s share price plus net debt as of June 30, 2015 and December 31, 2014.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30. The Consolidated Statements of Cash Flows for 2014 has not been restated to exclude discontinued operations.

(millions of dollars)	2015	2014
Cash provided by (used for):
Operating activities	$85.9	$229.1
Investing activities	(107.3)	(95.4)
Financing activities	(44.1)	(111.3)
Cash Provided by Operating Activities
The decline in cash provided by operating activities in 2015 was primarily attributable to the inclusion of the results of the Performance Fibers business in the prior year period before the June 27, 2014 spin-off. Year-to-date 2015 also benefited from lower working capital requirements.
Cash Used for Investing Activities
Cash used for investing activities increased $11.9 million in the first half of 2015 compared to 2014 primarily due to the lower change in restricted cash ($58.9 million) and higher timberland acquisitions ($13.6 million) in the current period. Partially offsetting these increases was a $7.5 million and $47.1 million decrease in capital expenditures from continuing and discontinued operations, respectively, and a $2.0 million decrease in real estate development costs compared to the prior year period.
Cash Used for Financing Activities
Cash used for financing activities declined $67.1 million from the prior year period. Of the decrease, $106.4 million is due to the net cash disbursed upon spin-off of the Performance Fibers business. Additionally, dividend payments decreased $61.2 million compared to prior year due to the change in the dividend rate from $0.49 per share to $0.25 per share on a post-spin basis. These decreases were partially offset by net debt issuances of $27.7 million in first half of 2015 versus $118.9 million in first half of 2014. Repurchases of common stock increased $7.2 million and included $9.0 million of shares repurchased in connection with the Board of Directors’ approval to repurchase up to $100 million of the Company’s common shares.

Expected 2015 Expenditures
Capital expenditures in 2015 are expected to be approximately $65 million, excluding any strategic timberland acquisitions we may make. Capital expenditures are expected to be primarily comprised of seedling planting, fertilization and other silvicultural activities, and other capitalized costs. Aside from capital expenditures, we may also make strategic timberland acquisitions as we actively evaluate acquisition opportunities. We also expect to invest approximately $7 million in 2015 for land use entitlements and infrastructure improvements to increase the value and marketability of selected real estate properties.
Our 2015 dividend payments are expected to be approximately $127 million assuming no change in the quarterly dividend rate of $0.25 per share.
Future share repurchases, if any, will depend on the Company’s liquidity and cash flow, as well as general market conditions and other considerations.
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
We define Adjusted EBITDA as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of land sold and real estate development costs recovered upon sale, costs related to shareholder litigation, and in 2014 costs related to the spin-off of the Performance Fibers business, discontinued operations, and internal review and restatement costs. Costs related to shareholder litigation include expenses incurred as a result of the securities litigation, the shareholder’s derivative demands and the Securities and Exchange Commission investigation. See Note 12—Contingencies.
We reconcile Adjusted EBITDA to Net Income for the consolidated Company and to Operating Income for the Segments, as those are the nearest GAAP measures for each. Below is a reconciliation of Net Income to Adjusted EBITDA for the respective periods (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net (Loss) Income to Adjusted EBITDA Reconciliation
Net (loss) income	($2.9)	$16.1	$15.3	$57.5
Interest, net, continuing operations	9.7	16.2	19.7	27.9
Income tax (benefit) expense, continuing operations	(0.3)	13.6	(0.7)	5.9
Depreciation, depletion and amortization	23.9	30.3	53.8	56.3
Non-cash cost of land sold and real estate development costs recovered upon sale	1.2	2.3	4.9	5.4
Costs related to shareholder litigation (a)	1.5	—	1.6	—
Cost related to spin-off of the Performance Fibers business	—	3.8	—	3.8
Discontinued operations	—	(12.1)	—	(43.1)
Adjusted EBITDA	$33.1	$70.2	$94.6	$113.7

(a) Costs related to shareholder litigation include expenses incurred as a result of the securities litigation, the shareholder’s derivative demands and the Securities and Exchange Commission investigation. See Note 12—Contingencies.

The following tables reconcile Operating Income by segment to Adjusted EBITDA by segment (millions of dollars):

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and other	Total
June 30, 2015
Operating income (loss)	$11.8	$1.7	($0.9)	$1.4	($0.1)	($7.4)	$6.5
Depreciation, depletion and amortization	12.6	2.9	7.1	1.0	—	0.3	23.9
Non-cash cost of land sold and real estate development costs recovered upon sale	—	—	—	1.2	—	—	1.2
Costs related to shareholder litigation (a)	—	—	—	—	—	1.5	1.5
Adjusted EBITDA	$24.4	$4.6	$6.2	$3.6	($0.1)	($5.6)	$33.1

June 30, 2014
Operating income (loss)	$8.9	$8.8	$2.2	$27.8	($0.1)	($10.0)	$37.6
Depreciation, depletion and amortization	10.7	5.2	7.7	6.4	—	0.3	30.3
Non-cash cost of land sold and real estate development costs recovered upon sale	—	—	—	2.3	—	—	2.3
Adjusted EBITDA	$19.6	$14.0	$9.9	$36.5	($0.1)	($9.7)	$70.2

(a)     Costs related to shareholder litigation include expenses incurred as a result of the securities litigation, the shareholder’s derivative demands and the Securities and Exchange Commission investigation. See Note 12—Contingencies.

Six Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and other	Total
June 30, 2015
Operating income (loss)	$24.2	$4.3	$4.8	$14.0	$0.2	($13.2)	$34.3
Depreciation, depletion and amortization	27.0	6.7	15.1	4.9	—	0.1	53.8
Non-cash cost of land sold and real estate development costs recovered upon sale	—	—	—	4.9	—	—	4.9
Costs related to shareholder litigation (a)	—	—	—	—	—	1.6	1.6
Adjusted EBITDA	$51.2	$11.0	$19.9	$23.8	$0.2	($11.5)	$94.6

June 30, 2014
Operating income (loss)	$19.4	$21.4	$4.6	$28.5	($0.5)	($21.4)	$52.0
Depreciation, depletion and amortization	22.7	11.5	14.2	7.3	—	0.6	56.3
Non-cash cost of land sold and real estate development costs recovered upon sale	—	—	2.1	3.3	—	—	5.4
Adjusted EBITDA	$42.1	$32.9	$20.9	$39.1	($0.5)	($20.8)	$113.7

(a)
Costs related to shareholder litigation include expenses incurred as a result of the securities litigation, the shareholder’s derivative demands and the Securities and Exchange Commission investigation. See Note 12—Contingencies.

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

Below is a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Six Months Ended June 30,
	2015	2014
Cash provided by operating activities	$85.9	$229.1
Capital expenditures from continuing operations (a)	(26.1)	(33.6)
Real estate development costs	(0.6)	(2.6)
Cash flow from discontinued operations	—	(64.0)
Working capital and other balance sheet changes	(6.9)	(88.8)
CAD	52.3	40.1
Mandatory debt repayments	—	—
Adjusted CAD	$52.3	$40.1

Cash used for investing activities	($107.3)	($95.4)
Cash used for financing activities	($44.1)	($111.3)

(a)	Capital expenditures exclude timberland acquisitions of $88.4 million and $74.8 million during the six months ended June 30, 2015 and June 30, 2014, respectively.
Adjusted CAD increased in the current year as lower operating results from continuing operations was more than offset by lower interest, lower tax payments and lower capital expenditures from continuing operations and real estate development costs. Adjusted CAD generated in any period is not necessarily indicative of the amounts that may be generated in future periods.
Liquidity Facilities
Net draws of $29.0 million were made in the first half on the revolving credit facility for general corporate purposes. At June 30, 2015, the Company had available borrowings of $153.2 million, net of $1.8 million to secure its outstanding letters of credit, under the revolving credit facility and additional draws available of $100.0 million under the term credit agreement.
During the six months ended June 30, 2015, the New Zealand JV made additional borrowings and repayments of $2.1 million on its working capital facility. Additional draws totaling $17.0 million remain available on the working capital facility. In addition, the New Zealand JV paid $1.4 million of its shareholder loan held with the non-controlling interest party. Favorable changes in exchange rates through June 30, 2015 decreased debt on a U.S. dollar basis for the revolving facility and shareholder loan by $24.1 million and $3.5 million, respectively.
In connection with our term credit agreement and credit facility, covenants must be met, including ratios based on the covenant definition of EBITDA, ratios based on consolidated funded debt compared to consolidated net worth, and ratios of subsidiary debt to consolidated net tangible assets. Covenants must also be met in connection with the New Zealand JV’s credit facility, including ratios of debt to forestry and land valuations and ratios of operating cash flows to financing costs. As of June 30, 2015, we were in compliance with all applicable financial covenants. In addition to these financial covenants, the mortgage note, term credit agreement and revolving credit facility include customary covenants that limit the incurrence of debt and the disposition of assets, among others.
See Note 15 — Debt for discussion of debt refinancing and planned recapitalization of the Company’s New Zealand joint venture subsequent to June 30, 2015.

Contractual Financial Obligations and Off-Balance Sheet Arrangements
We have no material changes to the Contractual Obligations table as presented in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2014 Form 10-K. See Note 11 — Guarantees for details on the letters of credit, surety bonds and guarantees as of June 30, 2015. For information on our outstanding debt and derivative purchase obligations as of June 30, 2015 see Note 15 — Debt and Note 9 — Derivative Financial Instruments and Hedging Activities, respectively.

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
As of June 30, 2015 we had $60 million of U.S. long-term variable rate debt which is subject to interest rate risk. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in a corresponding increase/decrease of approximately $0.6 million in interest payments and expense over a 12 month period. Our primary interest rate exposure on variable rate debt results from changes in LIBOR.
As of June 30, 2015, our New Zealand JV had $160 million of long-term variable rate debt. This debt is subject to interest rate risk resulting from changes in the 90 day New Zealand Bank bill rate (“BKBM”). However, the New Zealand JV uses interest rate swaps to manage its exposure to interest rate movements on its bank loan by swapping a portion of these borrowings from floating rates to fixed rates. The notional amount of the outstanding interest rate swap contracts at June 30, 2015 was $129 million, or 81 percent of the variable rate debt. The interest rate swap contracts have maturities extending through January 2020. The periodic interest rate on New Zealand JV debt is BKBM plus 80 basis points with an additional 80 basis point credit line fee. We estimate the periodic effective interest rate on New Zealand JV debt for the second quarter was approximately 6.5% after consideration of interest rate swaps.
The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. The estimated fair value of our long-term fixed-rate debt at June 30, 2015 was $482 million compared to the $478 million principal amount. We use interest rates of debt with similar terms and maturities to estimate the fair value of our debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at June 30, 2015 would result in a corresponding decrease/increase in the fair value of our long-term fixed-rate debt of approximately $20 million.
The functional currency of the Company’s New Zealand-based operations and New Zealand JV is the New Zealand dollar. Through these operations and our ownership in the New Zealand JV, we are exposed to foreign currency risk on cash held in foreign currencies and on foreign export sales and ocean freight payments that are predominantly denominated in U.S. dollars. To mitigate these risks, the New Zealand JV routinely enters into foreign currency exchange contracts and foreign currency option contracts to hedge a portion of the New Zealand JV’s foreign exchange exposure. At June 30, 2015, the New Zealand JV had foreign currency exchange contracts with a notional amount of $28 million and foreign currency option contracts with a notional amount of $136 million outstanding. The amount hedged represents 67 percent of forecast U.S. dollar denominated harvesting sales proceeds over the next 18 months and 31 percent of log trading sales proceeds over the next 3 months. In December 2014, we entered into a foreign currency exchange contract with a notional amount of $24 million. The foreign currency contract is designated as a net investment hedge of our New Zealand based-operations to mitigate our risk to fluctuations in foreign currency exchange rates. For additional information regarding our derivative balances and activity, see Note 9 — Derivative Financial Instruments and Hedging Activities.
See Note 15 — Debt for discussion of debt refinancing and planned recapitalization of the Company’s New Zealand joint venture subsequent to June 30, 2015.

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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of June 30, 2015.
In the quarter ended June 30, 2015, based upon the evaluation required by paragraph (d) of SEC Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth in Note 12—Contingencies in the “Notes to the Consolidated Financial Statements” under Item 1 of Part I of this Report is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In 1996, we began a Common Share repurchase program (the “anti-dilutive program”) to minimize the dilutive effect of our employee incentive stock plans on earnings per share. This program limits the number of shares that may be purchased each year to the greater of 1.5 percent of outstanding shares at the beginning of the year or the number of incentive shares issued to employees during the year. In October 2000, July 2003 and October 2011, our board of directors authorized the purchase of additional shares in the program totaling 2.1 million shares. None of these shares have expiration dates. There were no shares purchased under this program in the second quarter of 2015 and there were 3,836,655 shares available for purchase at June 30, 2015.
In June 2015, the Board of Directors approved the repurchase of up to $100 million of Rayonier’s common shares (the “share repurchase program”) to be made at management’s discretion. The program has no time limit and may be suspended or discontinued at any time. There were 412,500 shares repurchased under this program in the second quarter of 2015 and there was $89.3 million, or approximately 3,495,027 shares based on the period end closing stock price of $25.55, available for repurchase as of June 30, 2015.
The following table provides information regarding our purchases of Rayonier common stock during the quarter ended June 30, 2015:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
April 1 to April 30	—	—	—	3,836,655
May 1 to May 31	—	—	—	3,836,655
June 1 to June 30	412,500	$25.94	412,500	7,331,682
Total	412,500		412,500	7,331,682

(a)	Purchases made in open-market transactions under the $100 million share repurchase program announced on June 16, 2015.

(b)	Maximum number of shares yet to be purchased as of June 30, 2015 include 3,836,655 under the 1996 anti-dilutive program and approximately 3,495,027 under the share repurchase program.

Item 6.	Exhibits

10.1
Credit Agreement dated August 5, 2015 among Rayonier Inc., Rayonier TRS Holdings Inc. and Rayonier Operating Company LLC, as Borrowers, COBANK, ACB, as Administrative Agent, Swing Line Lender and Issuing Bank, JPMORGAN CHASE BANK, N.A. And FARM CREDIT OF FLORIDA, ACA, as Co-Syndication Agents CREDIT SUISSE AG and SUNTRUST BANK, as Co-Documentation Agents and COBANK, ACB, as Sole Lead Arranger and Sole Bookrunner

Incorporated by reference to Exhibit 10.1 to the Registrant’s August 5, 2015 Form 8-K
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
101
The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the Three and Six Months Ended June 30, 2015 and 2014; (ii) the Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014; (iii) the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014; and (iv) the Notes to Consolidated Financial Statements
Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER INC.
(Registrant)

By:	/s/ H. EDWIN KIKER
H. Edwin Kiker Chief Accounting Officer (Duly Authorized Officer, Principal Accounting Officer)
Date: August 7, 2015