Form 10-Q
period 2015-09-30
RAYONIER INC
filed 2015-11-09
CIK 52827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
YES ☐        NO  ☒

As of October 30, 2015, there were outstanding 123,753,204 Common Shares of the registrant.

i

PART I.        FINANCIAL INFORMATION

Item 1.         Financial Statements

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
SALES	$151,657	$149,829	$407,764	$456,161
Costs and Expenses
Cost of sales	116,044	118,088	326,966	357,083
Selling and general expenses	10,689	8,806	34,315	35,904
Other operating income, net (Note 18)	(2,855)	(9,144)	(15,567)	(20,908)
	123,878	117,750	345,714	372,079
OPERATING INCOME	27,779	32,079	62,050	84,082
Interest expense	(7,581)	(9,566)	(24,608)	(35,852)
Interest income and miscellaneous expense, net	(1,558)	(1,734)	(4,250)	(7,131)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	18,640	20,779	33,192	41,099
Income tax benefit	541	11,280	1,309	5,319
INCOME FROM CONTINUING OPERATIONS	19,181	32,059	34,501	46,418
DISCONTINUED OPERATIONS, NET (Note 2)
Income from discontinued operations, net of income tax expense of $0, $0, $0 and $21,231	—	—	—	43,092
NET INCOME	19,181	32,059	34,501	89,510
Less: Net loss attributable to noncontrolling interest	(488)	(642)	(1,379)	(970)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	19,669	32,701	35,880	90,480
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment, net of income tax expense of $429 $0, $1,581 and $0	(13,370)	(37,877)	(53,087)	(16,426)
Cash flow hedges, net of income tax benefit of $185, $1,170, $1,687 and $1,270	(14,120)	(3,494)	(17,983)	(2,703)
Amortization of pension and postretirement plans, net of income tax expense of $66, $150, $404 and $37,025	890	2,265	2,414	63,235
Total other comprehensive (loss) income	(26,600)	(39,106)	(68,656)	44,106
COMPREHENSIVE (LOSS) INCOME	(7,419)	(7,047)	(34,155)	133,616
Less: Comprehensive loss attributable to noncontrolling interest	(5,363)	(12,426)	(18,884)	(6,573)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO RAYONIER INC.	($2,056)	$5,379	($15,271)	$140,189
EARNINGS PER COMMON SHARE (Note 3)
BASIC EARNINGS PER SHARE ATTRIBUTABLE TO RAYONIER INC.
Continuing Operations	$0.16	$0.26	$0.28	$0.38
Discontinued Operations	—	—	—	0.34
Net Income	$0.16	$0.26	$0.28	$0.72
DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO RAYONIER INC.
Continuing Operations	$0.16	$0.25	$0.28	$0.36
Discontinued Operations	—	—	—	0.33
Net Income	$0.16	$0.25	$0.28	$0.69

Dividends declared per share	$0.25	$0.80	$0.75	$1.78

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$65,755	$161,558
Accounts receivable, less allowance for doubtful accounts of $42 and $42	19,296	24,018
Inventory (Note 15)	14,506	8,383
Prepaid and other current assets	24,066	19,745
Total current assets	123,623	213,704
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,038,032	2,088,501
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT COSTS (NOTE 5)	67,274	77,433
PROPERTY, PLANT AND EQUIPMENT
Land	1,833	1,833
Buildings	8,918	8,961
Machinery and equipment	3,531	3,503
Construction in progress	660	579
Total property, plant and equipment, gross	14,942	14,876
Less — accumulated depreciation	(8,785)	(8,170)
Total property, plant and equipment, net	6,157	6,706
OTHER ASSETS	79,374	66,771
TOTAL ASSETS	$2,314,460	$2,453,115
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$19,301	$20,211
Current maturities of long-term debt	—	129,706
Accrued taxes	17,238	11,405
Accrued payroll and benefits	5,673	6,390
Accrued interest	8,943	8,433
Other current liabilities	30,200	25,857
Total current liabilities	81,355	202,002
LONG-TERM DEBT	791,233	621,849
PENSION AND OTHER POSTRETIREMENT BENEFITS (Note 14)	33,599	33,477
OTHER NON-CURRENT LIABILITIES	32,056	20,636
COMMITMENTS AND CONTINGENCIES (Notes 12 and 13)
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 shares authorized, 123,767,680 and 126,773,097 shares issued and outstanding	707,070	702,598
Retained earnings	657,326	790,697
Accumulated other comprehensive loss	(55,976)	(4,825)
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,308,420	1,488,470
Noncontrolling interest	67,797	86,681
TOTAL SHAREHOLDERS’ EQUITY	1,376,217	1,575,151
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,314,460	$2,453,115

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2015	2014
OPERATING ACTIVITIES
Net income	$34,501	$89,510
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	85,784	90,316
Non-cash cost of land sold and real estate development costs recovered upon sale	9,532	8,644
Stock-based incentive compensation expense	3,522	6,780
Deferred income taxes	(4,745)	4,435
Non-cash adjustments to unrecognized tax benefit liability	135	(10,547)
Depreciation and amortization from discontinued operations	—	37,985
Amortization of losses from pension and postretirement plans	2,818	6,503
Other	1,074	2,946
Changes in operating assets and liabilities:
Receivables	1,895	263
Inventories	(9,403)	2,607
Accounts payable	1,854	33,297
Income tax receivable/payable	(947)	756
All other operating activities	17,383	15,670
Expenditures for dispositions and discontinued operations	—	(5,096)
CASH PROVIDED BY OPERATING ACTIVITIES	143,403	284,069
INVESTING ACTIVITIES
Capital expenditures	(38,517)	(45,242)
Capital expenditures from discontinued operations	—	(60,442)
Real estate development costs	(1,745)	(3,314)
Purchase of timberlands	(88,466)	(93,189)
Change in restricted cash	(17,835)	47,318
Other	3,692	(478)
CASH USED FOR INVESTING ACTIVITIES	(142,871)	(155,347)
FINANCING ACTIVITIES
Issuance of debt	379,027	1,295,163
Repayment of debt	(300,871)	(1,173,049)
Dividends paid	(94,280)	(225,877)
Proceeds from the issuance of common shares	1,322	4,645
Repurchase of common shares	(73,621)	(1,834)
Debt issuance costs	(1,678)	(12,380)
Net cash disbursed upon spin-off of Performance Fibers business	—	(31,420)
Other	—	(680)
CASH USED FOR FINANCING ACTIVITIES	(90,101)	(145,432)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(6,234)	(103)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(95,803)	(16,813)
Balance, beginning of year	161,558	199,644
Balance, end of period	$65,755	$182,831
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest (a)	$21,944	$38,248
Income taxes	421	10,453
Non-cash investing activity:
Capital assets purchased on account	1,945	2,310

(a)
Interest paid is presented net of patronage refunds received of $1.3 million for the nine months ended September 30, 2015 and $2.1 million for the nine months ended September 30, 2014. For additional information on patronage refunds, see Note 13 — Debt in the 2014 Form 10-K.

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
Reclassifications
Certain 2014 amounts have been reclassified to conform to the current presentation, including changes in balance sheet presentation. During the first quarter of 2015, the Company reclassified seeds and seedlings from Inventory and Other Assets to Timber and Timberlands, Net to better reflect the intended use of the assets. Rayonier also reclassified long-term higher and better use (“HBU”) timberlands and real estate development costs from Other Assets to a separate balance sheet caption. These reclassifications are reflected in the September 30, 2015 and December 31, 2014 Consolidated Balance Sheets. Corresponding changes have also been made to the Consolidated Statements of Cash Flows for both periods presented.
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
The Consolidated Statement of Cash Flows for the nine months ended September 30, 2014 has not been restated to exclude Performance Fibers cash flows.
See Note 2 — Discontinued Operations for additional information regarding the spin-off of the Performance Fibers business.
New Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) jointly issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, a comprehensive new revenue recognition standard that will supersede current revenue recognition guidance. The core principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to receive in exchange for those goods or services. The guidance provides a unified model to determine when and how revenue is recognized and will require enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. In August 2015, the FASB issued ASU No. 2015-14 Revenue from Contracts with Customers  — Deferral of the Effective Date. ASU No. 2015-14 provides a one-year deferral of the effective date of the new standard, with an option for organizations to adopt early based on the original effective date. This standard will be effective for Rayonier beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

In April 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30) — Simplifying the Presentation of Debt Issuance Costs. ASU No. 2015-03 requires that debt issuance costs be presented in the Balance Sheet as a direct deduction from the carrying amount of the debt liability. ASU No. 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period, and is required to be applied on a retrospective basis. Early adoption is permitted. In August 2015, the FASB issued ASU No. 2015-15 which clarified and amended the guidance so that debt issuance costs related to a line-of-credit arrangement can continue to be deferred and presented as an asset on the balance sheet, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Rayonier intends to adopt ASU No. 2015-03 in the Company’s first quarter 2016 Form 10-Q and to defer and present debt issuance costs related to the Company’s revolving credit facility as an asset with subsequent amortization over the life of the facility. As of September 30, 2015, the Company had approximately $3.4 million and $0.6 million of capitalized debt costs related to its outstanding non-revolving debt and revolving credit facilities, respectively.

In May 2015, the FASB issued ASU No. 2015–07, “Fair Value Measurement (Topic 820) — Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). ASU No. 2015–07 requires that investments for which the fair value is measured at NAV using the practical expedient (investments in funds measured at NAV) under “Fair Value Measurements and Disclosures” (Topic 820) be excluded from the fair value hierarchy. ASU No. 2015–07 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. ASU No. 2015–07 is required to be applied retrospectively to all periods presented beginning in the period of adoption. Early adoption is permitted. Rayonier intends to adopt ASU No. 2015–07 in the Company’s first quarter 2016 Form 10-Q filing, which will not have a material impact on the consolidated financial statements.
Subsequent Events
Quarterly Dividend
On October 19, 2015, the Company announced a fourth quarter dividend of 25 cents per share payable December 31, 2015, to shareholders of record on December 17, 2015.

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table summarizes the operating results of the Company's discontinued operations related to the Performance Fibers spin-off for the three and nine months ended September 30, 2014, as presented in "Income from discontinued operations, net" in the Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Sales	$—	$456,180
Cost of sales and other	—	(368,868)
Transaction expenses	—	(22,989)
Income from discontinued operations before income taxes	—	64,323
Income tax expense	—	(21,231)
Income from discontinued operations, net	$—	$43,092

In accordance with Accounting Standards Codification (“ASC”) 205-20-S99-3, Allocation of Interest to Discontinued Operations, the Company elected to allocate interest expense to discontinued operations where the debt is not directly attributed to the Performance Fibers business.  Interest expense has been allocated based on a ratio of net assets to be discontinued to the sum of consolidated net assets plus consolidated debt (other than debt directly attributable to the Timber and Real Estate operations). The following table summarizes the interest expense allocated to discontinued operations for the three and nine months ended September 30, 2014:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Interest expense allocated to the Performance Fibers business	$—	($4,205)
The following table summarizes the depreciation, amortization and capital expenditures of the Company's discontinued operations related to the Performance Fibers business:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Depreciation and amortization	$—	$37,985
Capital expenditures	—	60,443

Pursuant to a Memorandum of Understanding agreement, Rayonier may provide Rayonier Advanced Materials with up to 120,000 tons of hardwood annually through July 30, 2017. Prior to the spin-off, hardwood purchases were intercompany transactions eliminated in consolidation as follows:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Hardwood purchases	$—	$3,935

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

3.	EARNINGS PER COMMON SHARE
The following table provides details of the calculations of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income from continuing operations	$19,181	$32,059	$34,501	$46,418
Less: Net loss from continuing operations attributable to noncontrolling interest	(488)	(642)	(1,379)	(970)
Income from continuing operations attributable to Rayonier Inc.	$19,669	$32,701	$35,880	$47,388

Income from discontinued operations, net, attributable to Rayonier Inc.	—	—	—	43,092

Net income attributable to Rayonier Inc.	$19,669	$32,701	$35,880	$90,480

Shares used for determining basic earnings per common share	125,143,706	126,501,837	126,125,802	126,428,279
Dilutive effect of:
Stock options	91,495	320,839	129,906	347,721
Performance and restricted shares	31,051	37,682	37,064	165,627
Assumed conversion of Senior Exchangeable Notes (a)	39,720	1,692,343	477,931	2,395,698
Assumed conversion of warrants (a)	—	1,237,812	—	2,344,335
Shares used for determining diluted earnings per common share	125,305,972	129,790,513	126,770,703	131,681,660
Basic earnings per common share attributable to Rayonier Inc.:
Continuing operations	$0.16	$0.26	$0.28	$0.38
Discontinued operations	—	—	—	0.34
Net income	$0.16	$0.26	$0.28	$0.72
Diluted earnings per common share attributable to Rayonier Inc.:
Continuing operations	$0.16	$0.25	$0.28	$0.36
Discontinued operations	—	—	—	0.33
Net income	$0.16	$0.25	$0.28	$0.69

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Anti-dilutive shares excluded from the computations of diluted earnings per share:
Stock options, performance and restricted shares	994,549	374,562	906,582	485,850
Assumed conversion of exchangeable note hedges (a)	39,720	1,692,343	477,931	2,395,698
Total	1,034,269	2,066,905	1,384,513	2,881,548

(a)     Rayonier did not issue additional shares upon maturity of the Senior Exchangeable Notes due August 2015 (the “2015 Notes”) due to offsetting hedges. ASC 260, Earnings Per Share requires the assumed conversion of the 2015 Notes to be included in dilutive shares if the average stock price for the period exceeds the strike price, while the conversion of the hedges is excluded since they are anti-dilutive. The dilutive effect of the 2015 Notes was included for the portion of the periods presented in which the 2015 Notes were outstanding.
Rayonier will distribute additional shares upon the February 2016 maturity of the warrants sold in conjunction with the 2015 Notes if the stock price exceeds $28.11 per share. The exchange price on the warrants is lower than periods prior to second quarter 2014 as it has been adjusted to reflect the spin-off of the Performance Fibers business. The warrants were not dilutive for the three and nine months ended September 30, 2015 as the average stock price for these periods did not exceed the strike price. For further information, see Note 13 — Debt in the 2014 Form 10-K.

4.     INCOME TAXES
The operations conducted by the Company’s real estate investment trust (“REIT”) entities are generally not subject to U.S. federal and state income taxation. Non-REIT qualifying operations are conducted by the Company’s taxable REIT subsidiaries and are subject to U.S. federal and state income taxation. New Zealand operations are subject to New Zealand corporate income taxation. Prior to the June 27, 2014 spin-off of Rayonier Advanced Materials, the Company’s taxable REIT subsidiaries (“TRS”) operations included the Performance Fibers business. As such, during 2014 the income tax benefit from continuing operations was significantly impacted by the TRS businesses. Subsequent to the spin-off, the primary businesses performed in Rayonier’s taxable REIT subsidiaries include delivered logs, log trading and certain real estate activities, such as the sale and entitlement of development HBU properties.
Provision for Income Taxes from Continuing Operations
The Company’s effective tax rate is below the 35 percent U.S. statutory rate due to tax benefits associated with being a REIT. The income tax benefit for the three and nine months ended September 30, 2015 is principally related to the Matariki Forestry Group joint venture (the “New Zealand JV”). The prior year to date period’s benefit was due to losses at Rayonier's taxable operations primarily from interest and general administrative expenses not allowed to be allocated to the discontinued operations of the Performance Fibers business and is not comparable to the current year.
Provision for Income Taxes from Discontinued Operations
On June 27, 2014, Rayonier completed the spin-off of its Performance Fibers business. For the nine months ended September 30, 2014, income tax expense related to Performance Fibers discontinued operations was $21.2 million. See
Note 2 — Discontinued Operations for additional information on the spin-off of the Performance Fibers business.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The table below reconciles the U.S. statutory rate to the Company’s effective tax rate for each period presented:

	Three Months Ended September 30,
	2015		2014
Income tax expense at federal statutory rate	$6,524	35.0%	$7,273	35.0%
REIT income and taxable losses	(9,259)	(49.6)	(16,673)	(80.2)
Foreign operations	(1,466)	(7.9)	(44)	(0.2)
Loss valuation allowance	2,742	14.7	—	—
Other	90	0.5	99	0.4
Income tax benefit before discrete items	($1,369)	(7.3)%	($9,345)	(45.0)%
CBPC[a] valuation allowance	997	5.3	(990)	(4.8)
Uncertain tax positions	—	—	(1,830)	(8.8)
Return-to-accrual adjustments	(169)	(0.9)	885	4.3
Income tax benefit as reported for continuing operations	($541)	(2.9)%	($11,280)	(54.3)%

	Nine Months Ended September 30,
	2015		2014
Income tax expense at federal statutory rate	$11,617	35.0%	$14,385	35.0%
REIT income and taxable losses	(16,260)	(48.9)	(30,572)	(74.4)
Foreign operations	(3,029)	(9.1)	(88)	(0.2)
Loss valuation allowance	5,360	16.1	—	—
Other	175	0.5	196	0.5
Income tax benefit before discrete items	($2,137)	(6.4)%	($16,079)	(39.1)%
CBPC[a] valuation allowance	997	3.0	14,584	35.5
Spin-off related costs	—	—	797	1.9
Deferred tax inventory valuations	—	—	(3,293)	(8.0)
Uncertain tax positions	—	—	(1,830)	(4.5)
Return-to-accrual adjustments	(169)	(0.5)	885	2.2
Other	—	—	(383)	(0.9)
Income tax benefit as reported for continuing operations	($1,309)	(3.9)%	($5,319)	(12.9)%

(a)    Cellulosic biofuels producer credit.
Unrecognized Tax Benefits
During the third quarter of 2014, the Company removed a $5.8 million unrecognized tax benefit liability due to the expiration of the statute of limitations on examination of its 2010 tax return. This resulted in a $1.8 million income tax benefit in the prior year periods.

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
An analysis of higher and better use timberlands and real estate development costs from December 31, 2014 to September 30, 2015 is shown below:

	Higher and Better Use Timberlands and Real Estate Development Costs
	Land and Timber	Development Costs	Total
Non-current portion at December 31, 2014	$65,959	$11,474	$77,433
Plus: Current portion (a)	4,875	57	4,932
Total Balance at December 31, 2014	70,834	11,531	82,365
Non-cash cost of land sold and real estate development costs recovered upon sale	(5,640)	(58)	(5,698)
Timber depletion from harvesting activities and basis of timber sold in real estate sales	(2,876)	—	(2,876)
Capitalized real estate development costs (b)	—	2,029	2,029
Capital expenditures (silviculture)	121	—	121
Acquisitions	—	—	—
Intersegment transfers	1,861	—	1,861
Other	—	(29)	(29)
Total Balance at September 30, 2015	64,300	13,473	77,773
Less: Current portion (a)	(5,449)	(5,050)	(10,499)
Non-current portion at September 30, 2015	$58,851	$8,423	$67,274

(a)	The current portion of Higher and Better Use Timberlands and Real Estate Development Costs is recorded in Inventory. See Note 15 — Inventory for additional information.

(b)	Capitalized real estate development costs for the nine months ended September 30, 2015 of $2,029,000 consisted of $1,745,000 in cash outflows and a $284,000 change in accrued spending.

6.	RESTRICTED DEPOSITS
In order to qualify for like-kind exchange (“LKE”) treatment, the proceeds from real estate sales must be deposited with a third-party intermediary. These proceeds are accounted for as restricted cash until a suitable replacement property is acquired. In the event LKE purchases are not completed, the proceeds are returned to the Company after 180 days and reclassified as available cash. As of September 30, 2015 and December 31, 2014, the Company had $24.5 million and $6.7 million, respectively, of proceeds from real estate sales classified as restricted cash in Other Assets, which were deposited with an LKE intermediary.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

7.	SHAREHOLDERS’ EQUITY
 An analysis of shareholders’ equity for the nine months ended September 30, 2015 and the year ended December 31, 2014 is shown below (share amounts not in thousands):

	Rayonier Inc. Shareholders’ Equity
	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interest	Total Shareholders’ Equity
	Shares (a)	Amount
Balance, December 31, 2013	126,257,870	$692,100	$1,015,209	($46,139)	$94,073	$1,755,243
Net income (loss)	—	—	99,337	—	(1,491)	97,846
Dividends ($2.03 per share)	—	—	(256,861)	—	—	(256,861)
Contribution to Rayonier Advanced Materials	—	(301)	(61,318)	80,749	—	19,130
Adjustments to Rayonier Advanced Materials (b)	—	—	(5,670)	(2,556)	—	(8,226)
Issuance of shares under incentive stock plans	561,701	5,579	—	—	—	5,579
Stock-based compensation	—	7,869	—	—	—	7,869
Tax deficiency on stock-based compensation	—	(791)	—	—	—	(791)
Repurchase of common shares	(46,474)	(1,858)	—	—	—	(1,858)
Net loss from pension and postretirement plans	—	—	—	(24,147)	—	(24,147)
Noncontrolling interest redemption of shares	—	—	—	—	(931)	(931)
Foreign currency translation adjustment	—	—	—	(11,526)	(4,321)	(15,847)
Joint venture cash flow hedges	—	—	—	(1,206)	(649)	(1,855)
Balance, December 31, 2014	126,773,097	$702,598	$790,697	($4,825)	$86,681	$1,575,151
Net income (loss)	—	—	35,880	—	(1,379)	34,501
Dividends ($0.75 per share)	—	—	(94,262)	—	—	(94,262)
Issuance of shares under incentive stock plans	167,021	1,322	—	—	—	1,322
Stock-based compensation	—	3,522	—	—	—	3,522
Tax deficiency on stock-based compensation	—	(272)	—	—	—	(272)
Repurchase of common shares (c) (d)	(3,172,438)	(100)	(75,873)	—	—	(75,973)
Net gain from pension and postretirement plans	—	—	—	2,414	—	2,414
Adjustments to Rayonier Advanced Materials (e)	—	—	884	—	—	884
Foreign currency translation adjustment	—	—	—	(37,101)	(15,986)	(53,087)
Cash flow hedges	—	—	—	(16,464)	(1,519)	(17,983)
Balance, September 30, 2015	123,767,680	$707,070	$657,326	($55,976)	$67,797	$1,376,217

(a)	The Company’s common shares are registered in North Carolina and have a $0.00 par value.

(b)	Primarily relates to adjustments made to the Rayonier Advanced Materials contribution as income taxes and pension and postretirement plan assets and obligations were finalized.

(c)
During the second and third quarter of 2015 the Company repurchased approximately $10.7 million and $65.2 million, respectively of common stock at average prices of $25.94 and $23.65 per share. As of September 30, 2015, the Company had 123.8 million shares of common stock outstanding and $24.1 million remaining under its share repurchase authorization announced in June 2015.

(d)
Includes $0.1 million of shares of the Company’s common stock purchased from employees in non-open market transactions. The shares of stock were sold by current and former employees of the Company in exchange for cash that was used to pay withholding taxes associated with the vesting of restricted stock awards under the Company’s stock incentive plan. The price per share surrendered is based on the closing price of the company’s stock on the respective vesting dates of the awards.

(e)	Primarily relates to return-to-accrual adjustments made in conjunction with the filing of the Company’s 2014 U.S. income tax return.

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
Segment information for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
SALES	2015	2014	2015	2014
Southern Timber	$34,797	$37,502	$103,009	$102,903
Pacific Northwest Timber	21,549	22,043	57,805	80,133
New Zealand Timber	41,065	48,479	121,482	130,786
Real Estate	35,232	26,689	65,968	66,236
Trading	19,014	15,116	59,500	80,027
Intersegment Eliminations	—	—	—	(3,924)
Total	$151,657	$149,829	$407,764	$456,161

	Three Months Ended September 30,		Nine Months Ended September 30,
OPERATING INCOME	2015	2014	2015	2014
Southern Timber	$10,504	$12,802	$34,694	$32,181
Pacific Northwest Timber	3,081	4,446	7,356	25,873
New Zealand Timber	(915)	1,943	3,834	6,603
Real Estate	20,001	16,399	34,004	44,888
Trading	428	2,499	614	1,955
Corporate and other	(5,320)	(6,010)	(18,452)	(27,418)
Total Operating Income	$27,779	$32,079	62,050	84,082
Unallocated interest expense and other	(9,139)	($11,300)	(28,858)	(42,983)
Total income from continuing operations before income taxes	$18,640	$20,779	$33,192	$41,099

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended September 30,		Nine Months Ended September 30,
DEPRECIATION, DEPLETION AND AMORTIZATION	2015	2014	2015	2014
Southern Timber	$14,404	$14,788	$41,356	$37,493
Pacific Northwest Timber	4,189	5,968	10,920	17,459
New Zealand Timber	7,021	9,314	22,207	23,477
Real Estate	6,269	3,807	11,087	11,140
Trading	—	—	—	—
Corporate and other	75	123	214	747
Total	$31,958	$34,000	$85,784	$90,316

	Three Months Ended September 30,		Nine Months Ended September 30,
NON-CASH COST OF LAND SOLD AND REAL ESTATE COSTS RECOVERED UPON SALE	2015	2014	2015	2014
Southern Timber	—	—	—	—
Pacific Northwest Timber	—	—	—	—
New Zealand Timber	—	41	—	2,137
Real Estate	4,594	3,205	9,532	6,507
Trading	—	—	—	—
Corporate and other	—	—	—	—
Total	$4,594	$3,246	$9,532	$8,644

9.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The Company is exposed to market risk related to potential fluctuations in foreign currency exchange rates and interest rates. The Company uses derivative financial instruments to mitigate the financial impact of exposure to these risks. The Company also uses derivative financial instruments to mitigate exposure to foreign currency risk due to the translation of the investment in Rayonier’s New Zealand-based operations from New Zealand dollars to U.S. dollars.
Accounting for derivative financial instruments is governed by Accounting Standards Codification Topic 815, Derivatives and Hedging, (“ASC 815”). In accordance with ASC 815, the Company records its derivative instruments at fair value as either assets or liabilities in the Consolidated Balance Sheets. Changes in the instruments’ fair value are accounted for based on their intended use. Gains and losses on derivatives that are designated and qualify for cash flow hedge accounting are recorded as a component of accumulated other comprehensive income (“AOCI”) and reclassified into earnings when the hedged transaction materializes. Gains and losses on derivatives that are designated and qualify for net investment hedge accounting are recorded as a component of AOCI and will not be reclassified into earnings until the Company’s investment in its New Zealand operations is partially or completely liquidated. The ineffective portion of any hedge as well as changes in the fair value of derivatives not designated as hedging instruments and those which are no longer effective as hedging instruments, are recognized immediately in earnings. The Company’s hedge ineffectiveness was immaterial for all periods presented.
Foreign Currency Exchange and Option Contracts
The functional currency of Rayonier’s wholly owned subsidiary, Rayonier New Zealand Limited, and the New Zealand JV is the New Zealand dollar. The New Zealand JV is exposed to foreign currency risk on export sales and ocean freight payments which are mainly denominated in U.S. dollars. The timber operations of the New Zealand JV are typically hedged 50 percent to 90 percent of its estimated foreign currency exposure with respect to the following three months forecasted sales and purchases, 50 percent to 75 percent of forecasted sales and purchases for the forward three to 12 months and up to 50 percent of the forward 12 to 18 months. Foreign currency exposure from the New Zealand JV’s trading operations is typically hedged based on the following three months forecasted sales and purchases. As of September 30, 2015, foreign currency exchange contracts and foreign currency option contracts had maturity dates through February 2017 and April 2017, respectively.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Foreign currency exchange and option contracts hedging foreign currency risk on export sales and ocean freight payments qualify for cash flow hedge accounting. The fair value of foreign currency exchange contracts is determined by a mark-to-market valuation which estimates fair value by discounting the difference between the contracted forward price and the current forward price for the residual maturity of the contract using a risk-free interest rate. The fair value of foreign currency option contracts is based on a mark-to-market calculation using the Black-Scholes option pricing model.
The Company may de-designate these cash flow hedge relationships in advance or at the occurrence of the forecasted transaction. The portion of gains or losses on the derivative instrument previously accumulated in other comprehensive income for de-designated hedges remains in accumulated other comprehensive income until the forecasted transaction affects earnings. Changes in the value of derivative instruments after de-designation are recorded in earnings. De-designated cash flow hedges are included in Derivatives not designated as hedging instruments in the table below.
In December 2014, the Company entered into a foreign currency exchange contract (notional amount of $22 million) and in August 2015 foreign currency option contracts (notional amount of $309 million) to mitigate the risk of fluctuations in foreign currency exchange rates when translating Rayonier New Zealand Limited and the New Zealand JV’s balance sheet to U.S. dollars. These contracts hedge a portion of the Company’s net investment in New Zealand and qualify as a net investment hedge. The fair value of these contracts is determined by a mark-to-market valuation which estimates fair value by discounting the difference between the contracted forward price and the current forward price for the residual maturity of the contract using a risk-free interest rate. The hedges qualify for hedge accounting whereby fluctuations in fair market value during the life of the hedge are recorded in AOCI and remain there permanently unless a partial or full liquidation of the investment is made. At each reporting period, the Company reviews the hedges for ineffectiveness. Ineffectiveness can occur when changes to the investment or the hedged instrument are made such that the risk of foreign exchange movements are no longer mitigated by the hedging instrument. At that time, the amount related to the ineffectiveness of the hedge is recorded into earnings. The Company does not expect any ineffectiveness during the life of the hedges. The foreign currency exchange contract matures on December 21, 2015 and the foreign currency option contracts mature on February 3, 2016.
Interest Rate Swaps
The Company uses interest rate swaps to manage the New Zealand JV’s exposure to interest rate movements on its variable rate debt attributable to changes in the New Zealand Bank bill rate. By converting a portion of these borrowings from floating rates to fixed rates, the Company has reduced the impact of interest rate changes on its expected future cash outflows. As of September 30, 2015, the Company’s interest rate contracts hedged 81 percent of the New Zealand JV’s variable rate debt and had maturity dates through January 2020. Initially, these hedges qualified for hedge accounting; however, upon consolidation of the New Zealand JV in 2013, the hedges no longer qualified requiring all future changes in the fair market value of the hedges to be recorded in earnings.
The Company is exposed to cash flow interest rate risk on its variable-rate Term Credit Agreement (as discussed below), and uses variable-to-fixed interest rate swaps to hedge this exposure. For these derivative instruments, the Company reports the gains/losses from the fluctuations in the fair market value of the hedges in AOCI and reclassifies them to earnings as interest expense in the same period in which the hedged interest payments affect earnings.
In August 2015, the Company entered into a nine-year interest rate swap agreement for a notional amount of $170 million. This agreement fixes the LIBOR-related portion of the interest rate (LIBOR plus 1.625%) to an average rate of 2.20%. This derivative instrument has been designated as an interest rate cash flow hedge and qualifies for hedge accounting.
Also, in August 2015, the Company entered into a nine-year forward interest rate swap agreement with a start date in April 2016 for a notional amount of $180 million. This agreement fixes the LIBOR-related portion of the interest rate (LIBOR plus 1.625%) to an average rate of 2.35%. This derivative instrument has been designated as an interest rate cash flow hedge and qualifies for hedge accounting.
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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables demonstrate the impact of the Company’s derivatives on the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2015 and 2014.

		Three Months Ended September 30,
	Income Statement Location	2015	2014
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive (loss) income	($289)	($2,537)
Foreign currency option contracts	Other comprehensive (loss) income	(788)	(2,227)
Interest rate swaps	Other comprehensive (loss) income	(13,644)	—

Derivatives designated as a net investment hedge:
Foreign currency exchange contract	Other comprehensive (loss) income	1,151	—
Foreign currency option contracts	Other comprehensive (loss) income	2,084	—

Derivatives not designated as hedging instruments:
Foreign currency option contracts	Other operating (income) expense	847	—
Interest rate swaps	Interest income and miscellaneous (expense), net	(1,650)	(1,765)
Fuel hedge contracts	Cost of sales (benefit)	—	(62)

		Nine Months Ended September 30,
	Income Statement Location	2015	2014
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive (loss) income	($2,597)	($1,868)
Foreign currency option contracts	Other comprehensive (loss) income	(4,127)	(2,006)
Interest rate swaps	Other comprehensive (loss) income	(13,644)	—

Derivatives designated as net investment hedges:
Foreign currency exchange contract	Other comprehensive (loss) income	4,258	—
Foreign currency option contracts	Other comprehensive (loss) income	2,084	—

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Other operating (income) expense	—	25
Foreign currency option contracts	Other operating (income) expense	1,394	7
Interest rate swaps	Interest and miscellaneous (expense) income, net	4,923	(3,628)
Fuel hedge contracts	Cost of sales (benefit)	—	163
During the next 12 months, the amount of the September 30, 2015 AOCI balance, net of tax, expected to be reclassified into earnings as a result of the maturation of the Company’s derivative instruments is a loss of approximately $4.9 million.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table contains the notional amounts of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Notional Amount
	September 30, 2015	December 31, 2014
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	$25,840	$28,540
Foreign currency option contracts	129,100	79,400
Interest rate swaps	350,000	—

Derivatives designated as net investment hedges:
Foreign currency exchange contract	22,320	27,419
Foreign currency option contracts	308,647	—

Derivative not designated as a hedging instrument:
Interest rate swaps	121,163	161,968

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table contains the fair values of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Location on Balance Sheet	Fair Value Assets / (Liabilities) (a)
		September 30, 2015	December 31, 2014
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Prepaid and other current assets	$24	$132
	Other assets	—	59
	Other current liabilities	(2,677)	(272)
	Other non-current liabilities	(1,087)	—
Foreign currency option contracts	Prepaid and other current assets	127	299
	Other assets	218	198
	Other current liabilities	(4,222)	(1,439)
	Other non-current liabilities	(907)	(196)
Interest rate swaps	Other non-current liabilities	(13,644)	—

Derivatives designated as net investment hedges:
Foreign currency exchange contract	Prepaid and other current assets	4,035	—
	Other current liabilities	—	(223)
Foreign currency option contracts	Prepaid and other current assets	3,640	—
	Other current liabilities	(1,556)	—

Derivative not designated as a hedging instrument:
Interest rate swaps	Other non-current liabilities	(8,733)	(7,247)

Total derivative contracts:
Prepaid and other current assets		$7,826	$431
Other assets		218	257
Total derivative assets		$8,044	$688

Other current liabilities		(8,455)	(1,934)
Other non-current liabilities		(24,371)	(7,443)
Total derivative liabilities		($32,826)	($9,377)

(a)	See Note 10 — Fair Value Measurements for further information on the fair value of the Company’s derivatives including their classification within the fair value hierarchy.

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
The following table presents the carrying amount and estimated fair values of financial instruments held by the Company at September 30, 2015 and December 31, 2014, using market information and what the Company believes to be appropriate valuation methodologies under generally accepted accounting principles:

	September 30, 2015			December 31, 2014
Asset (Liability)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$65,755	$65,755	—	$161,558	$161,558	—
Restricted cash (a)	24,523	24,523	—	6,688	6,688	—
Current maturities of long-term debt	—	—	—	(129,706)	—	(156,762)
Long-term debt	(791,233)	—	(791,495)	(621,849)	—	(628,476)
Interest rate swaps (b)	(22,377)	—	(22,377)	(7,247)	—	(7,247)
Foreign currency exchange contracts (b)	295	—	295	(304)	—	(304)
Foreign currency option contracts (b)	(2,700)	—	(2,700)	(1,138)	—	(1,138)

(a)	Restricted cash is recorded in “Other Assets” and represents the proceeds from LKE sales deposited with a third-party intermediary.

(b)	See Note 9 — Derivative Financial Instruments and Hedging Activities for information regarding the Balance Sheet classification of the Company’s derivative financial instruments.
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
The Company provides financial guarantees as required by creditors, insurance programs, and various governmental agencies. As of September 30, 2015, the following financial guarantees were outstanding:

Financial Commitments	Maximum Potential Payment	Carrying Amount of Associated Liability
Standby letters of credit (a)	$16,685	$15,000
Guarantees (b)	2,254	43
Surety bonds (c)	781	—
Total financial commitments	$19,720	$15,043

(a)
Approximately $15 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letters of credit support various insurance related agreements, primarily workers’ compensation. These letters of credit will expire at various dates during 2016 and will be renewed as required.

(b)
In conjunction with a timberland sale and note monetization in 2004, the Company issued a make-whole agreement pursuant to which it guaranteed $2.3 million of obligations of a special-purpose entity that was established to complete the monetization. At September 30, 2015, the Company has a de minimis liability to reflect the fair market value of its obligation to perform under the make-whole agreement.

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
At September 30, 2015, the future minimum payments under non-cancellable operating and timberland leases were as follows:

	Operating Leases	Timberland Leases (a)	Purchase Obligations (b)	Total
Remaining 2015	$458	$2,946	$2,434	$5,838
2016	1,658	9,278	8,200	19,136
2017	1,202	9,111	6,085	16,398
2018	539	7,515	5,556	13,610
2019	411	7,044	4,187	11,642
Thereafter	1,009	126,095	15,767	142,871
	$5,277	$161,989	$42,229	$209,495

(a)	The majority of timberland leases are subject to increases or decreases based on either the Consumer Price Index, Producer Price Index or market rates.

(b)	Purchase obligations include payments expected to be made on derivative financial instruments.

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

On January 9, 2015, the five securities actions were consolidated into one putative class action entitled In re Rayonier Inc. Securities Litigation, Case No. 3:14-cv-01395-TJC-JBT, in the United States District Court for the Middle District of Florida. The plaintiffs alleged that the defendants made false and/or misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs sought unspecified monetary damages and attorneys’ fees and costs. Two shareholders, the Pension Trust Fund for Operating Engineers and the Lake Worth Firefighters’ Pension Trust Fund moved for appointment as lead plaintiff on January 12, 2015, which was granted on February 25, 2015. On April 7, 2015, the plaintiffs filed a Consolidated Class Action Complaint (the “Consolidated Complaint”). In the Consolidated Complaint, plaintiffs added allegations as to and added as a defendant N. Lynn Wilson, a former officer of Rayonier. With the filing of the Consolidated Complaint, David L. Nunes and H. Edwin Kiker were dropped from the case as defendants. Defendants timely filed Motions to Dismiss the Consolidated Complaint on May 15, 2015. After oral argument on Defendants' motions on August 25, 2015, the Court dismissed the Consolidated Complaint without prejudice, allowing plaintiffs leave to refile. Plaintiffs filed the Amended Consolidated Class Action Complaint (the "Amended Complaint") on September 25, 2015, which continued to assert claims against the Company, as well as Ms. Wilson and Messrs. Boynton and Vanden Noort. Defendants timely filed Motions to Dismiss the Amended Complaint on October 26, 2015, which are pending. At this preliminary stage, the Company cannot determine whether there is a reasonable likelihood a material loss has been incurred nor can the range of any such loss be estimated.

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

14.	EMPLOYEE BENEFIT PLANS
The Company has one qualified non-contributory defined benefit pension plan covering a portion of its employees and an unfunded plan that provides benefits in excess of amounts allowable under current tax law in the qualified plan. Currently, the pension plans are closed to new participants. Employee benefit plan liabilities are calculated using actuarial estimates and management assumptions. These estimates are based on historical information, along with certain assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause the estimates to change. In the first quarter of 2015, the Company lowered its return on asset assumption from 8.5 percent to 7.7 percent for 2015. In 2015, the Company has no mandatory pension contribution requirement.
The net pension and postretirement benefit costs that have been recorded are shown in the following table:

	Pension		Postretirement
	Three Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
Components of Net Periodic Benefit Cost
Service cost	$371	$378	$3	$3
Interest cost	830	786	13	18
Expected return on plan assets	(1,007)	(1,135)	—	—
Amortization of prior service cost	3	3	—	—
Amortization of losses	950	601	3	3
Net periodic benefit cost	$1,147	$633	$19	$24

	Pension		Postretirement
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Components of Net Periodic Benefit Cost
Service cost	$1,113	$3,545	$8	$328
Interest cost	2,489	9,921	39	423
Expected return on plan assets	(3,020)	(14,123)	—	—
Amortization of prior service cost	10	572	—	8
Amortization of losses	2,799	5,942	9	248
Amortization of negative plan amendment	—	—	—	(267)
Net periodic benefit cost (a)	$3,391	$5,857	$56	$740

(a)
Net periodic benefit cost for the nine months ended September 30, 2014 includes $4.0 million recorded in “Income from discontinued operations, net” on the Consolidated Statements of Income and Comprehensive Income.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

15.	INVENTORY
In the first quarter of 2015, Rayonier reclassified seeds and seedlings from Inventory and Other Assets to Timber and Timberlands, Net to better reflect the intended use of the assets, as discussed at Note 1 — Basis of Presentation. As of September 30, 2015 and December 31, 2014, Rayonier’s inventory was solely comprised of finished goods, as follows:

	September 30, 2015	December 31, 2014
Finished goods inventory
Real estate inventory (a)	$10,499	$4,932
Log inventory	4,007	3,451
Total inventory	$14,506	$8,383

(a)	Represents cost of HBU real estate (including capitalized development costs) expected to be sold within 12 months.

16.	DEBT
Rayonier’s debt consisted of the following at September 30, 2015:

September 30, 2015
Senior Notes due 2022 at a fixed interest rate of 3.75%	$325,000
Term Credit Agreement borrowings due 2024 at a variable interest rate of 1.8% at September 30, 2015	170,000
Revolving Credit Facility borrowings due 2020 at a variable interest rate of 1.4% at September 30, 2015	67,000
Mortgage notes due 2017 at fixed interest rates of 4.35%	42,739
Solid waste bond due 2020 at a variable interest rate of 1.3% at September 30, 2015	15,000
New Zealand JV Revolving Credit Facility due 2016 at a variable interest rate of 4.83% at September 30, 2015	149,860
New Zealand JV noncontrolling interest shareholder loan at 0% interest rate	21,634
Total debt	791,233
Less: Current maturities of long-term debt	—
Long-term debt	$791,233
Principal payments due during the next five years and thereafter are as follows:

2015	—
2016	149,860
2017 (a)	42,000
2018	—
2019	—
Thereafter	598,634
Total Debt	$790,494

(a)	The mortgage notes due in 2017 were recorded at a premium of $0.7 million as of September 30, 2015. Upon maturity the liability will be $42 million.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Term Credit Agreement
On August 5, 2015, the Company entered into a credit agreement with CoBank, ACB, as administrative agent, and a syndicate of Farm Credit institutions and other commercial banks to provide $550 million of new credit facilities, including a nine-year $350 million term loan facility. The Company has entered into an interest rate swap transaction to fix the cost of the term loan facility over its nine-year term. The periodic interest rate on the term credit agreement is LIBOR plus 1.625%, with an unused commitment fee of 0.175%. The Company receives annual patronage refunds, which are profit distributions made by a cooperative to its member-users based on the quantity or value of business done with the member-user. The Company estimates the effective interest rate for the third quarter was approximately 3.3% after consideration of the estimated patronage refunds and interest rate swaps. As of September 30, 2015, the Company had additional draws available of $180.0 million under the term credit agreement.
Revolving Credit Facility
In August 2015, the Company entered into a five-year $200 million unsecured revolving credit facility, replacing the previous $200 million revolving credit facility and $100 million farm credit facility which were scheduled to expire in April 2016 and December 2019, respectively. The periodic interest rate on the revolving credit facility is LIBOR plus 1.250%, with an unused commitment fee of 0.175%.
Net draws of $67.0 million were made in the third quarter of 2015 on the revolving credit facility. At September 30, 2015, the Company had available borrowings of $131.2 million under the revolving credit facility, net of $1.8 million to secure its outstanding letters of credit.
4.50% Senior Exchangeable Notes issued August 2009
In August 2015 the Company paid, upon maturity, $131 million of its 4.50% Senior Exchangeable Notes.
Joint Venture Debt
As of September 30, 2015, the New Zealand JV had $150 million of long-term variable rate debt maturing in September 2016. The Company intends to use proceeds from the term loan facility to fund a capital infusion into the New Zealand JV, which the New Zealand JV will in turn use for repayment of all outstanding amounts under its existing credit facility. The entire balance of the New Zealand JV Revolving Credit Facility remained classified as long-term debt at September 30, 2015 due to the ability and intent of the Company to refinance it on a long-term basis. This debt is subject to interest rate risk resulting from changes in the 90-day New Zealand Bank bill rate (“BKBM”). However, the New Zealand JV uses interest rate swaps to manage its exposure to interest rate movements on its bank loan by swapping a portion of these borrowings from floating rates to fixed rates. The notional amount of the outstanding interest rate swap contracts at September 30, 2015 was $121.0 million, or 81 percent of the variable rate debt. The interest rate swap contracts have maturities extending through January 2020. The periodic interest rate on New Zealand JV debt is BKBM plus 0.80% with an additional 0.80% credit line fee. The Company estimates the periodic effective interest rate on New Zealand JV debt for the third quarter was approximately 6.4% after consideration of interest rate swaps.
During the nine months ended September 30, 2015, the New Zealand JV made additional borrowings and repayments of $5.0 million on its working capital facility. Additional draws totaling $15 million remain available on the working capital facility. In addition, the New Zealand JV paid $1.4 million of its shareholder loan held with the non-controlling interest party. Favorable changes in exchange rates for the nine months through September 30, 2015 decreased debt on a U.S. dollar basis for the revolving facility and shareholder loan by $34.2 million and $4.9 million, respectively.
There were no other significant changes to the Company’s outstanding debt as reported in Note 13 — Debt in the 2014 Form 10-K.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

17.	ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
The following table summarizes the changes in AOCI by component for the nine months ended September 30, 2015 and the year ended December 31, 2014. All amounts are presented net of tax and exclude portions attributable to noncontrolling interest.

	Foreign currency translation gains/ (losses)	Net investment hedges	Cash flow hedges		Unrecognized components of employee benefit plans		Total
Balance as of December 31, 2013	$36,914	—	($342)		($82,711)		($46,139)
Other comprehensive income/(loss) before reclassifications	(11,381)	(145)	510		47,938	(a)	36,922
Amounts reclassified from accumulated other comprehensive loss	—	—	(1,716)		6,108	(b)	4,392
Net other comprehensive income/(loss)	(11,381)	(145)	(1,206)		54,046		41,314
Balance as of December 31, 2014	$25,533	($145)	($1,548)		($28,665)		($4,825)
Other comprehensive income/(loss) before reclassifications	(43,420)	6,319	(19,776)	(d)	—		(56,877)
Amounts reclassified from accumulated other comprehensive loss	—	—	3,312		2,414	(c)	5,726
Net other comprehensive income/(loss)	(43,420)	6,319	(16,464)		2,414		(51,151)
Balance as of September 30, 2015	($17,887)	$6,174	($18,012)		($26,251)		($55,976)

(a)
Reflects $78 million, net of taxes, of comprehensive income due to the transfer of losses to Rayonier Advanced Materials Pension Plans. This comprehensive income was offset by $30 million, net of taxes, of losses as a result of revaluations required at December 31, 2014 due to the spin-off. See Note 22 — Employee Benefit Plans in the 2014 Form 10-K for additional information.

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

(d)
Includes$13.6 million of other comprehensive loss related to interest rate swaps entered into in third quarter 2015. See Note 9 — Derivative Financial Instruments and Hedging Activities for additional information.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table presents details of the amounts reclassified in their entirety from AOCI to net income for the nine months ended September 30, 2015 and September 30, 2014:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the income statement
	September 30, 2015	September 30, 2014
Realized loss (gain) on foreign currency exchange contracts	$3,928	($3,194)	Other operating income, net
Realized loss (gain) on foreign currency option contracts	3,149	(1,058)	Other operating income, net
Noncontrolling interest	(2,477)	1,488	Comprehensive (loss) income attributable to noncontrolling interest
Income tax (benefit) expense on loss from foreign currency contracts	(1,288)	835	Income tax benefit
Net loss (gain) on cash flow hedges reclassified from accumulated other comprehensive income	3,312	(1,929)
Income tax expense on pension plan contributed to Rayonier Advanced Materials	—	843	Income tax expense
Net loss (gain) from accumulated other comprehensive income	$3,312	($1,086)

18.	OTHER OPERATING INCOME, NET
Other operating income, net comprised the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Lease income, primarily from hunting leases	$4,349	$5,013	$14,348	$12,015
Other non-timber income	581	817	2,634	1,810
Foreign currency income (loss)	(149)	4,304	67	4,292
Gain (loss) on sale or disposal of property and equipment	4	66	6	46
(Loss) gain on foreign currency exchange contracts	(2,297)	—	(3,290)	(32)
Bankruptcy claim settlement	—	—	—	5,779
Gain (loss) on sale of carbon credits (a)	—	—	352	(307)
Miscellaneous income (expense), net	367	(1,056)	1,450	(2,695)
Total	$2,855	$9,144	$15,567	$20,908

(a)	Loss in 2014 reflects surrender of carbon credit units.

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
The subsidiary guarantors, Rayonier Operating Company LLC (“ROC”) and Rayonier TRS Holdings Inc., are wholly-owned by the Parent Company, Rayonier Inc. The notes are fully and unconditionally guaranteed on a joint and several basis by the guarantor subsidiaries.

	CONDENSED CONSOLIDATING STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME
	For the Three Months Ended September 30, 2015
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$151,657	—	$151,657
Costs and Expenses
Cost of sales	—	—	116,044	—	116,044
Selling and general expenses	—	4,412	6,277	—	10,689
Other operating expense (income), net	—	16	(2,871)	—	(2,855)
	—	4,428	119,450	—	123,878
OPERATING (LOSS) INCOME	—	(4,428)	32,207	—	27,779
Interest expense	(3,227)	(2,240)	(2,114)	—	(7,581)
Interest and miscellaneous income (expense), net	1,980	583	(4,121)	—	(1,558)
Equity in income from subsidiaries	20,916	26,647	—	(47,563)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	19,669	20,562	25,972	(47,563)	18,640
Income tax benefit	—	354	187	—	541
NET INCOME	19,669	20,916	26,159	(47,563)	19,181
Less: Net loss attributable to noncontrolling interest	—	—	(488)	—	(488)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	19,669	20,916	26,647	(47,563)	19,669
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(8,662)	(8,662)	(13,370)	17,324	(13,370)
Cash flow hedges, net of income tax	(13,954)	(13,954)	(14,120)	27,908	(14,120)
Amortization of pension and postretirement plans, net of income tax	890	890	117	(1,007)	890
Total other comprehensive loss	(21,726)	(21,726)	(27,373)	44,225	(26,600)
COMPREHENSIVE LOSS	(2,057)	(810)	(1,214)	(3,338)	(7,419)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(5,363)	—	(5,363)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO RAYONIER INC.	($2,057)	($810)	$4,149	($3,338)	($2,056)

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	For the Three Months Ended September 30, 2014
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$149,829	—	$149,829
Costs and Expenses
Cost of sales	—	—	118,088	—	118,088
Selling and general expenses	—	3,488	5,318	—	8,806
Other operating income, net	—	(854)	(8,290)	—	(9,144)
	—	2,634	115,116	—	117,750
OPERATING (LOSS) INCOME	—	(2,634)	34,713	—	32,079
Interest expense	(3,685)	(2,981)	(2,900)	—	(9,566)
Interest and miscellaneous income (expense), net	1,799	554	(4,087)	—	(1,734)
Equity in income from subsidiaries	34,587	38,414	—	(73,001)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	32,701	33,353	27,726	(73,001)	20,779
Income tax benefit	—	1,234	10,046	—	11,280
NET INCOME	32,701	34,587	37,772	(73,001)	32,059
Less: Net loss attributable to noncontrolling interest	—	—	(642)	—	(642)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	32,701	34,587	38,414	(73,001)	32,701
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(27,317)	(27,317)	(37,738)	54,495	(37,877)
Cash flow hedges, net of income tax	(2,270)	(2,272)	(3,494)	4,542	(3,494)
Amortization of pension and postretirement plans, net of income tax	2,265	2,265	(4,120)	1,855	2,265
Total other comprehensive loss	(27,322)	(27,324)	(45,352)	60,892	(39,106)
COMPREHENSIVE INCOME (LOSS)	5,379	7,263	(7,580)	(12,109)	(7,047)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(12,295)	(131)	(12,426)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$5,379	$7,263	$4,715	($11,978)	$5,379

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	For the Nine Months Ended September 30, 2015
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$407,764	—	$407,764
Costs and Expenses
Cost of sales	—	—	326,966	—	326,966
Selling and general expenses	—	15,691	18,624	—	34,315
Other operating income, net	—	(445)	(15,122)	—	(15,567)
	—	15,246	330,468	—	345,714
OPERATING (LOSS) INCOME	—	(15,246)	77,296	—	62,050
Interest expense	(9,564)	(7,304)	(7,740)	—	(24,608)
Interest and miscellaneous income (expense), net	5,787	1,956	(11,993)	—	(4,250)
Equity in income from subsidiaries	39,657	58,010	—	(97,667)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	35,880	37,416	57,563	(97,667)	33,192
Income tax benefit (expense)	—	2,241	(932)	—	1,309
NET INCOME	35,880	39,657	56,631	(97,667)	34,501
Less: Net loss attributable to noncontrolling interest	—	—	(1,379)	—	(1,379)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	35,880	39,657	58,010	(97,667)	35,880
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(37,100)	(37,100)	(53,088)	74,201	(53,087)
Cash flow hedges, net of income tax	(16,465)	(16,465)	(17,983)	32,930	(17,983)
Amortization of pension and postretirement plans, net of income tax	2,414	2,414	132	(2,546)	2,414
Total other comprehensive loss	(51,151)	(51,151)	(70,939)	104,585	(68,656)
COMPREHENSIVE LOSS	(15,271)	(11,494)	(14,308)	6,918	(34,155)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(18,884)	—	(18,884)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO RAYONIER INC.	($15,271)	($11,494)	$4,576	$6,918	($15,271)

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	For the Nine Months Ended September 30, 2014
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$456,161	—	$456,161
Costs and Expenses
Cost of sales	—	—	357,083	—	357,083
Selling and general expenses	—	8,032	27,872	—	35,904
Other operating expense (income), net	—	3,094	(24,002)	—	(20,908)
	—	11,126	360,953	—	372,079
OPERATING (LOSS) INCOME	—	(11,126)	95,208	—	84,082
Interest expense	(10,074)	(21,121)	(4,657)	—	(35,852)
Interest and miscellaneous income (expense), net	7,230	(3,780)	(10,581)	—	(7,131)
Equity in income from subsidiaries	93,324	121,047	—	(214,371)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	90,480	85,020	79,970	(214,371)	41,099
Income tax benefit (expense)	—	8,304	(2,985)	—	5,319
INCOME FROM CONTINUING OPERATIONS	90,480	93,324	76,985	(214,371)	46,418
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income tax	—	—	43,092	—	43,092
NET INCOME	90,480	93,324	120,077	(214,371)	89,510
Less: Net loss attributable to noncontrolling interest	—	—	(970)	—	(970)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	90,480	93,324	121,047	(214,371)	90,480
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(11,770)	(11,770)	(16,426)	23,540	(16,426)
Cash flow hedges, net of income tax	(1,756)	(1,758)	(2,703)	3,514	(2,703)
Amortization of pension and postretirement plans, net of income tax	63,235	63,235	90,214	(153,449)	63,235
Total other comprehensive income	49,709	49,707	71,085	(126,395)	44,106
COMPREHENSIVE INCOME	140,189	143,031	191,162	(340,766)	133,616
Less: Comprehensive income attributable to noncontrolling interest	—	—	(6,573)	—	(6,573)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$140,189	$143,031	$197,735	($340,766)	$140,189

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS
	As of September 30, 2015
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$12,955	$10,760	$42,040	—	$65,755
Accounts receivable, less allowance for doubtful accounts	—	143	19,153	—	19,296
Inventory	—	—	14,506	—	14,506
Prepaid and other current assets	—	11,124	12,942	—	24,066
Total current assets	12,955	22,027	88,641	—	123,623
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	2,038,032	—	2,038,032
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT COSTS		—	67,274	—	67,274
NET PROPERTY, PLANT AND EQUIPMENT	—	377	5,780	—	6,157
INVESTMENT IN SUBSIDIARIES	1,357,910	2,213,466	—	(3,571,376)	—
INTERCOMPANY NOTES RECEIVABLE	266,149	(2,914)	—	(263,235)	—
OTHER ASSETS	2,396	24,599	52,379	—	79,374
TOTAL ASSETS	$1,639,410	$2,257,555	$2,252,106	($3,834,611)	$2,314,460
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	—	$1,437	$17,864	—	$19,301
Accrued taxes	—	13	17,225	—	17,238
Accrued payroll and benefits	—	3,181	2,492	—	5,673
Accrued interest	5,990	500	37,782	(35,329)	8,943
Other current liabilities	—	14,031	16,169	—	30,200
Total current liabilities	5,990	19,162	91,532	(35,329)	81,355
LONG-TERM DEBT	325,000	252,000	214,233	—	791,233
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	34,283	(684)	—	33,599
OTHER NON-CURRENT LIABILITIES	—	20,288	11,768	—	32,056
INTERCOMPANY PAYABLE	—	573,912	(257,486)	(316,426)	—
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,308,420	1,357,910	2,124,946	(3,482,856)	1,308,420
Noncontrolling interest	—	—	67,797	—	67,797
TOTAL SHAREHOLDERS’ EQUITY	1,308,420	1,357,910	2,192,743	(3,482,856)	1,376,217
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,639,410	$2,257,555	$2,252,106	($3,834,611)	$2,314,460

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
	For the Nine Months Ended September 30, 2015
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$77,316	$92,414	$64,901	($91,228)	$143,403
INVESTING ACTIVITIES
Capital expenditures	—	(78)	(38,439)	—	(38,517)
Real estate development costs	—	—	(1,745)	—	(1,745)
Purchase of timberlands	—	—	(88,466)	—	(88,466)
Change in restricted cash	—	—	(17,835)	—	(17,835)
Investment in Subsidiaries	—	(75,946)	—	75,946	—
Other	—	—	3,692	—	3,692
CASH USED FOR INVESTING ACTIVITIES	—	(76,024)	(142,793)	75,946	(142,871)
FINANCING ACTIVITIES
Issuance of debt	—	374,000	5,027	—	379,027
Repayment of debt	—	(294,472)	(6,399)	—	(300,871)
Dividends paid	(94,280)	—	—	—	(94,280)
Proceeds from the issuance of common shares	1,322	—	—	—	1,322
Repurchase of common shares	(73,621)	—	—	—	(73,621)
Debt issuance costs	—	(1,678)	—	—	(1,678)
Intercompany distributions	—	(91,585)	76,303	15,282	—
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(166,579)	(13,735)	74,931	15,282	(90,101)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(6,234)	—	(6,234)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(89,263)	2,655	(9,195)	—	(95,803)
Balance, beginning of year	102,218	8,105	51,235	—	161,558
Balance, end of period	$12,955	$10,760	$42,040	—	$65,755

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
	For the Nine Months Ended September 30, 2014
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$219,988	$238,010	$57,801	($231,730)	$284,069
INVESTING ACTIVITIES
Capital expenditures	—	(400)	(44,842)	—	(45,242)
Capital expenditures from discontinued operations	—	—	(60,442)	—	(60,442)
Real estate development costs	—	—	(3,314)	—	(3,314)
Purchase of timberlands	—	—	(93,189)	—	(93,189)
Change in restricted cash	—	—	47,318	—	47,318
Investment in Subsidiaries	—	855,014	—	(855,014)	—
Other	—	—	(478)	—	(478)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	854,614	(154,947)	(855,014)	(155,347)
FINANCING ACTIVITIES
Issuance of debt	—	185,000	1,110,163	—	1,295,163
Repayment of debt	—	(1,002,500)	(170,549)	—	(1,173,049)
Dividends paid	(225,877)	—	—	—	(225,877)
Proceeds from the issuance of common shares	4,645	—	—	—	4,645
Repurchase of common shares	(1,834)	—	—	—	(1,834)
Debt issuance costs	—	—	(12,380)	—	(12,380)
Net cash disbursed upon spin-off of Performance Fibers business	(31,420)	—	—	—	(31,420)
Issuance of intercompany notes	(11,400)	—	11,400	—	—
Intercompany distributions	—	(234,659)	(852,085)	1,086,744	—
Other	—	—	(680)	—	(680)
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(265,886)	(1,052,159)	85,869	1,086,744	(145,432)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(103)	—	(103)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(45,898)	40,465	(11,380)	—	(16,813)
Balance, beginning of year	130,181	11,023	58,440	—	199,644
Balance, end of period	$84,283	$51,488	$47,060	—	$182,831

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Forward-Looking Statements
Certain statements in this document regarding anticipated financial outcomes including Rayonier’s earnings guidance, if any, business and market conditions, outlook, expected dividend rate, Rayonier’s business strategies, including expected harvest schedules, timberland acquisitions, sales of non-strategic timberlands, the anticipated benefits of Rayonier’s business strategies, and other similar statements relating to Rayonier’s future events, developments or financial or operational performance or results, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate,” “believe,” “intend,” “project,” “anticipate” and other similar language. However, the absence of these or similar words or expressions does not mean that a statement is not forward-looking. While management believes that these forward-looking statements are reasonable when made, forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. The risk factors contained in Item 1A — Risk Factors in the Form 10-K and similar discussions included in other reports that we subsequently file with the SEC, among others, could cause actual results or events to differ materially from the Company’s historical experience and those expressed in forward-looking statements made in this document.
Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward-looking statements except as required by law. You are advised, however, to review any further disclosures we make on related subjects in our subsequent reports filed with the SEC.

Our Company
We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive timber growing regions in the U.S. and New Zealand. Our revenues, operating income and cash flows are primarily derived from the following core business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate and Trading. As of September 30, 2015, we owned or leased under long-term agreements approximately 2.3 million acres of timberlands located in the U.S. South (1.9 million acres) and U.S. Pacific Northwest (373,000 acres). We also have a 65 percent ownership interest in Matariki Forestry Group, a joint venture (“New Zealand JV”), that owns or leases approximately 444,000 acres (302,000 net plantable acres) of timberlands in New Zealand.
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

Industry and Market Conditions
The demand for timber is directly related to the underlying demand for pulp, paper, lumber and other wood products. The significant majority of timber sold in our Southern Timber segment is consumed domestically. With a higher proportion of pulpwood, our Southern Timber segment relies heavily on downstream markets for pulp and paper, and to a lesser extent wood pellet markets. Our Pacific Northwest segment relies primarily on domestic customers but also exports a significant volume of timber, particularly to China. Both the Southern and Pacific Northwest segments rely on the strength of U.S. lumber markets as well as underlying housing starts. Our New Zealand Timber segment sells timber to domestic New Zealand wood products mills and also exports a significant portion of its volume to markets in China, Korea and India. In addition to market dynamics in the Pacific Rim, the New Zealand Timber segment is subject to foreign exchange fluctuations, which can impact the competitiveness of its products.
Year-to-date 2015 in our Southern Timber segment, sawtimber prices rose as stumpage volumes were harvested at favorable prices locked in earlier in the year when wet weather conditions prevailed, while average pulpwood prices decreased slightly due to increased supply and geographic mix. In the Pacific Northwest and New Zealand Timber segments, continued weak demand from China impacted sawtimber prices. Sawtimber prices in our U.S. markets were impacted by the gradual and uneven recovery of housing starts.
For additional information on market conditions impacting our business, see Results of Operations.

Critical Accounting Policies and Use of Estimates
The preparation of financial statements requires us to make estimates, assumptions and judgments that affect our assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information we believe are reasonable. Actual results may differ from these estimates. For a full description of our critical accounting policies, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

Discussion of Timber Inventory and Sustainable Yield
See Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield of our Form 10-K.

Our Timberlands
Our timber operations are disaggregated into three geographically distinct segments: Southern Timber, Pacific Northwest Timber and New Zealand Timber. The following table provides a breakdown of our timberland holdings as of September 30, 2015 and December 31, 2014:

(acres in 000s)	As of September 30, 2015			As of December 31, 2014
	Owned	Leased	Total	Owned	Leased	Total
Southern
Alabama	302	24	326	309	24	333
Arkansas	—	17	17	—	18	18
Florida	280	93	373	281	105	386
Georgia	573	120	693	575	125	700
Louisiana	148	1	149	126	1	127
Mississippi	91	—	91	91	—	91
Oklahoma	92	—	92	92	—	92
Tennessee	1	—	1	1	—	1
Texas	154	—	154	158	—	158
	1,641	255	1,896	1,633	273	1,906

Pacific Northwest
Oregon	6	—	6	—	—	—
Washington	366	1	367	371	1	372
	372	1	373	371	1	372

New Zealand (a)	185	259	444	185	266	451
Total	2,198	515	2,713	2,189	540	2,729

(a)
Represents legal acres owned and leased by the New Zealand JV, in which Rayonier owns a 65 percent interest. As of September 30, 2015, legal acres in New Zealand were comprised of 302,000 plantable acres and 142,000 non-productive acres.

The following tables detail activity for owned and leased acres in our timberland holdings by state from December 31, 2014 to September 30, 2015:

(acres in 000s)	Acres Owned
	December 31, 2014	Acquisitions	Sales	Other	September 30, 2015
Southern
Alabama	309	—	(7)	—	302
Florida	281	3	(4)	—	280
Georgia	575	1	(3)	—	573
Louisiana	126	24	(2)	—	148
Mississippi	91	—	—	—	91
Oklahoma	92	—	—	—	92
Tennessee	1	—	—	—	1
Texas	158	—	(4)	—	154
	1,633	28	(20)	—	1,641

Pacific Northwest
Oregon	—	6	—	—	6
Washington	371	—	(5)	—	366
	371	6	(5)	—	372

New Zealand (a)	185	—	—	—	185
Total	2,189	34	(25)	—	2,198

(a)	Represents legal acres owned by the New Zealand JV, in which Rayonier has a 65 percent interest.

(acres in 000s)	Acres Leased
	December 31, 2014	Expired Leases (a)	Other (b)	September 30, 2015
Southern
Alabama	24	—	—	24
Arkansas	18	(1)	—	17
Florida	105	(12)	—	93
Georgia	125	(5)	—	120
Louisiana	1	—	—	1
	273	(18)	—	255

Pacific Northwest
Washington	1	—	—	1

New Zealand (c)	266	(1)	(6)	259
Total	540	(19)	(6)	515

(a)	Includes acres previously under lease that have been harvested or sold.

(b)	Includes adjustments for land mapping reviews.

(c)	Represents legal acres leased by the New Zealand JV, in which Rayonier has a 65 percent interest.

Results of Operations
Consolidated Results
The following table provides key financial information by segment and on a consolidated basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
Financial Information (in millions)	2015	2014	2015	2014
Sales
Southern Timber	$34.8	$37.5	$103.0	$102.9
Pacific Northwest Timber	21.6	22.0	57.8	80.1
New Zealand Timber	41.1	48.5	121.5	130.8
Real Estate
Improved Development	—	—	0.8	—
Unimproved Development	0.1	1.4	5.7	2.9
Rural	9.8	25.1	19.9	35.6
Non-Strategic / Timberlands	25.3	0.2	39.6	27.7
Total Real Estate	35.2	26.7	66.0	66.2
Trading	19.0	15.1	59.5	80.0
Intersegment Eliminations	—	—	—	(3.8)
Total Sales	$151.7	$149.8	$407.8	$456.2

Operating Income
Southern Timber	$10.5	$12.8	$34.7	$32.2
Pacific Northwest Timber	3.1	4.4	7.4	25.9
New Zealand Timber	(0.9)	1.9	3.8	6.6
Real Estate	20.0	16.4	34.0	44.9
Trading	0.4	2.5	0.6	2.0
Corporate and other	(5.3)	(5.9)	(18.5)	(27.5)
Operating Income	27.8	32.1	62.0	84.1
Interest Expense, Interest Income and Other	(9.2)	(11.3)	(28.8)	(43.0)
Income Tax Benefit	0.6	11.3	1.3	5.3
Income from Continuing Operations	19.2	32.1	34.5	46.4
Discontinued Operations, Net	—	—	—	43.1
Net Income	19.2	32.1	34.5	89.5
Less: Net loss attributable to noncontrolling interest	(0.5)	(0.6)	(1.4)	(1.0)
Net Income Attributable to Rayonier Inc.	$19.7	$32.7	$35.9	$90.5

Adjusted EBITDA (a)
Southern Timber	$24.9	$27.6	$76.1	$69.7
Pacific Northwest Timber	7.3	10.4	18.3	43.4
New Zealand Timber	6.1	11.2	26.0	32.2
Real Estate	30.9	23.4	54.6	62.5
Trading	0.4	2.5	0.6	2.0
Corporate and Other	(3.8)	(4.8)	(15.2)	(25.8)
Total Adjusted EBITDA (a)	$65.8	$70.3	$160.4	$184.0

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

Southern Timber
Third quarter sales of $34.8 million decreased $2.7 million versus the prior year period due to a lower proportion of delivered sales (28% versus 33% in the prior year period) and changes in geographic mix. Harvest volumes were comparable to the prior year period at 1.42 million tons. Average sawtimber stumpage prices increased 6% to $27.27 per ton versus $25.78 per ton in the prior year period, while average pulpwood stumpage prices decreased 9% to $16.39 per ton versus $17.99 per ton in the prior year period. The increase in average sawtimber prices was driven by the continued harvesting of stumpage under contracts executed earlier in the year when prices were higher due to wet weather conditions. The decrease in average pulpwood prices was driven primarily by geographic mix; specifically, a large timber sale in the Company’s lowest-priced pulpwood region. Excluding the impact of geographic mix, pulpwood prices were roughly flat versus the prior year period. Overall, weighted average stumpage prices (including hardwood) decreased 4% to $19.63 per ton versus $20.51 per ton in the prior year period. Operating income of $10.5 million decreased 2.3 million versus the prior year period due to lower pricing ($0.9 million), changes in volume/mix ($0.2 million), lower non-timber income ($0.8 million), higher costs ($0.7 million), partially offset by lower depletion ($0.3 million) due to a prior year cumulative out-of-period adjustment ($0.7 million). Third quarter Adjusted EBITDA of $24.9 million was $2.7 million below the prior year period.
Year-to-date sales of $103.0 million increased $0.1 million versus the prior year period due to higher harvest volumes and improved stumpage pricing, which were largely offset by a lower proportion of delivered sales (26% versus 33% in the prior year period). Harvest volumes increased 6% to 4.08 million tons versus 3.84 million tons in the prior year period. Average sawtimber stumpage prices increased 6% to $27.83 per ton versus $26.29 per ton in the prior year period, while average pulpwood stumpage prices decreased 2% to $18.09 per ton versus $18.46 per ton in the prior year period. The increase in average sawtimber prices was driven primarily by stumpage sales achieving strong timber prices when wet weather was restricting supply, which was partially offset by increased harvest activity in lower-priced sawtimber regions. The decrease in average pulpwood prices was primarily attributable to geographic mix. Overall, weighted average stumpage prices (including hardwood) increased 1% to $20.77 per ton versus $20.64 per ton in the prior year period. Operating income of $34.7 million increased $2.5 million versus the prior year period due to higher volumes ($2.9 million), higher pricing ($0.1 million), higher non-timber income ($2.7 million), and a cumulative out-of-period adjustment for depletion expense in the prior year period ($0.7 million), which were partially offset by higher depletion rates ($2.1 million) and costs ($1.8 million). Year-to-date Adjusted EBITDA of $76.1 million was $6.4 million above the prior year period.

The following table provides key operating statistics and financial information for the Southern Timber segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
Southern Timber Overview	2015	2014	2015	2014
Sales Volume (in thousands of tons)
Pine Pulpwood	895	867	2,645	2,350
Pine Sawtimber	421	492	1,214	1,242
Total Pine Volume	1,316	1,359	3,859	3,592
Hardwood	100	55	222	246
Total Volume	1,416	1,414	4,081	3,838

Percentage Delivered Sales	28%	33%	26%	33%
Percentage Stumpage Sales	72%	67%	74%	67%

Net Stumpage Pricing (dollars per ton)
Pine Pulpwood	$16.39	$17.99	$18.09	$18.46
Pine Sawtimber	27.27	25.78	27.83	26.29
Weighted Average Pine	$19.87	$20.81	$21.15	$21.07
Hardwood	16.56	13.22	13.70	13.41
Weighted Average Total	$19.63	$20.51	$20.77	$20.64

Summary Financial Data (in millions of dollars)
Sales	$34.8	$37.5	$103.0	$102.9
Less: Cut and Haul	(7.0)	(8.5)	(18.3)	(23.7)
Net Stumpage Sales	$27.8	$29.0	$84.7	$79.2

Operating Income	$10.5	$12.8	$34.7	$32.2
Adjusted EBITDA (a)	$24.9	$27.6	$76.1	$69.7

Other Data
Non-Timber Income (in millions of dollars)	$3.4	$4.1	$11.4	$8.6
Period-End Acres (in thousands)	1,896	1,900	1,896	1,900

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

The following tables provide variance analyses for sales, operating income and Adjusted EBITDA for the Southern Timber segment:

Sales (in millions of dollars)	Three Months Ended	Nine Months Ended

September 30, 2014	$37.5	$102.9
Changes Attributable to:
Volume/Mix	(1.7)	0.5
Price	(1.0)	(0.4)
September 30, 2015	$34.8	$103.0

Operating Income (in millions of dollars)	Three Months Ended	Nine Months Ended

September 30, 2014	$12.8	$32.2
Changes Attributable to:
Volume/Mix	(0.2)	2.9
Price	(0.9)	0.1
Cost	(0.7)	(1.8)
Non-timber income	(0.8)	2.7
Depreciation, depletion and amortization	(0.4)	(2.1)
Other (a)	0.7	0.7
September 30, 2015	$10.5	$34.7

(a)	The three and nine months ended September 30, 2014 includes $0.7 million cumulative out-of-period adjustment for depletion expense.

Adjusted EBITDA (in millions of dollars) (a)	Three Months Ended	Nine Months Ended

September 30, 2014	$27.6	$69.7
Changes Attributable to:
Volume/Mix	(0.3)	5.3
Price	(0.9)	0.1
Cost	(0.7)	(1.8)
Non-timber income	(0.8)	2.7
Other	—	0.1
September 30, 2015	$24.9	$76.1

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

Pacific Northwest Timber
Third quarter sales of $21.6 million decreased $0.4 million versus the prior year period due to lower sawtimber prices partially offset by higher pulpwood prices, higher harvest volumes, and a higher proportion of delivered sales (80% versus 61% in the prior year period). Harvest volumes increased 2% to 353,000 tons versus 346,000 tons in the prior year period. Average delivered sawtimber prices decreased 11% to $74.33 per ton versus $83.91 per ton in the prior year period, while average delivered pulpwood prices increased 21% to $45.88 per ton versus $37.86 per ton in the prior year period. The decrease in average sawtimber prices was driven by weaker demand from China and the recent shutdown of mills in Shelton and Tacoma, Washington. The increase in average pulpwood prices was driven by strong local demand for pulpwood logs. Operating income of $3.1 million decreased 1.3 million versus the prior year period due to lower prices ($3.4 million) and lower non-timber income ($0.2 million), which were partially offset by higher volumes ($0.2 million), lower depletion due to a prior year cumulative out-of-period adjustment ($1.9 million), lower costs ($0.1 million) and other minor variances ($0.1 million). Third quarter Adjusted EBITDA of $7.3 million was $3.1 million below the prior year period.
Year-to-date sales of $57.8 million decreased $22.3 million versus the prior year period due to the planned reduction of harvest volumes and, to a lesser extent, lower sawtimber prices. Harvest volumes declined 31% to 928,000 tons versus 1.34 million tons in the prior year period. Average delivered sawtimber prices decreased 11% to $74.11 per ton versus $83.28 per ton in the prior year period, while average delivered pulpwood prices increased 18% to $44.48 per ton versus $37.62 per ton in the prior year period. The decrease in average sawtimber prices was driven by weaker demand from China and the shutdown of some local mills. The increase in average pulpwood prices was driven by strong local demand for pulpwood logs. Operating income of $7.4 million decreased $18.5 million versus the prior year period due to lower volumes ($12.2 million), lower prices ($8.0 million) higher depletion rates ($0.6 million), and higher costs ($0.5 million), which were partially offset by a prior year cumulative out-of-period adjustment for depletion expense ($1.9 million) and higher non-timber income ($0.9 million). Year-to-date Adjusted EBITDA of $18.3 million was $25.1 million below the prior year period.

The following table provides key operating statistics and financial information for the Pacific Northwest Timber segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
Pacific Northwest Timber Overview	2015	2014	2015	2014
Sales Volume (in thousands of tons)
Pulpwood	100	51	218	209
Sawtimber	253	295	710	1,128
Total Volume	353	346	928	1,337

Sales Volume (converted to MBF)
Pulpwood	9,514	4,856	20,639	19,827
Sawtimber	34,058	39,504	92,693	143,167
Total Volume	43,572	44,360	113,332	162,994

Percentage Delivered Sales	80%	61%	85%	48%
Percentage Stumpage Sales	20%	39%	15%	52%

Delivered Log Pricing (in dollars per ton)
Pulpwood	$45.88	$37.86	$44.48	$37.62
Sawtimber	74.33	83.91	74.11	83.28
Weighted Average Log Price	$65.05	$76.60	$66.71	$74.99

Summary Financial Data (in millions of dollars)
Sales	$21.6	$22.0	$57.8	$80.1
Less: Cut and Haul	(9.4)	(6.8)	(26.0)	(21.1)
Net Stumpage Sales	$12.2	$15.2	$31.8	$59.0

Operating Income	$3.1	$4.4	$7.4	$25.9
Adjusted EBITDA (a)	$7.3	$10.4	$18.3	$43.4

Other Data
Non-Timber Income (in millions of dollars)	$0.4	$0.6	$2.1	$1.3
Period-End Acres (in thousands)	373	372	373	372
Sawtimber (in dollars per MBF)	$541	$614	$573	$647
Estimated Percentage of Export Volume	20%	29%	21%	26%

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

The following tables provide variance analyses for sales, operating income and Adjusted EBITDA for the Pacific Northwest Timber segment:

Sales (in millions of dollars)	Three Months Ended	Nine Months Ended

September 30, 2014	$22.0	$80.1
Changes Attributable to:
Volume/Mix	2.6	(14.7)
Price	(3.2)	(7.7)
Other	0.2	0.1
September 30, 2015	$21.6	$57.8

Operating Income (in millions of dollars)	Three Months Ended	Nine Months Ended

September 30, 2014	$4.4	$25.9
Changes Attributable to:
Volume/Mix	0.2	(12.2)
Price	(3.4)	(8.0)
Cost	0.1	(0.5)
Non-timber income	(0.2)	0.9
Depreciation, depletion and amortization	—	(0.6)
Other (a)	2.0	1.9
September 30, 2015	$3.1	$7.4

(a)	The three and nine months ended September 30, 2014 includes $1.9 million cumulative out-of-period adjustment for depletion expense.

Adjusted EBITDA (in millions of dollars) (a)	Three Months Ended	Nine Months Ended

September 30, 2014	$10.4	$43.4
Changes Attributable to:
Volume/Mix	0.3	(17.4)
Price	(3.4)	(8.0)
Cost	0.1	(0.5)
Non-timber income	(0.2)	0.9
Other	0.1	(0.1)
September 30, 2015	$7.3	$18.3

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

New Zealand Timber
Third quarter sales of $41.1 million decreased $7.4 million versus the prior year period due to lower domestic and export product prices, which were partially offset by higher volumes. Harvest volumes increased 8% to 721,000 tons versus 670,000 tons in the prior year period. Average delivered prices for export sawtimber declined 21% to $82.42 per ton versus $104.11 per ton in the prior year period and average delivered prices for domestic sawtimber declined 23% to $60.12 per ton versus $78.28 per ton in the prior year period. The decline in export sawtimber prices was primarily due to weaker demand from China, while the decline in domestic sawtimber prices (in U.S. dollar terms) was driven primarily by the fall in the NZ$/US$ exchange rate (US$0.66 per NZ$1.00 versus US$0.85 per NZ$1.00). Excluding the impact of foreign exchange rates, domestic sawtimber prices were comparable to the prior year period. This segment generated an operating loss of $0.9 million for the quarter versus operating income of $1.9 million in the prior year period, with the decline due to the decrease in prices ($3.5 million), which was partially offset by lower depletion rates ($0.7 million). Third quarter Adjusted EBITDA of $6.1 million was $5.1 million below the prior year period.
Year-to-date sales of $121.5 million decreased $9.3 million versus the prior year period due to lower domestic and export product prices, which were partially offset by higher volumes. Harvest volumes increased 12% to 1.84 million tons versus 1.65 million tons in the prior year period. Average delivered prices for export sawtimber declined 21% to $89.01 per ton versus $113.01 per ton in the prior year period, while average delivered prices for domestic sawtimber declined 19% to $65.54 per ton versus $80.99 per ton in the prior year period. The decline in export sawtimber prices was primarily due to weaker demand from China, while the decline in domestic sawtimber prices (in U.S. dollar terms) was driven primarily by the fall in the NZ$/US$ exchange rate (US$0.72 per NZ$1.00 versus US$0.85 per NZ$1.00). Excluding the impact of foreign exchange rates, domestic sawtimber prices declined roughly 4%. Operating income of $3.8 million decreased $2.8 million versus the prior year period, as the decrease in prices ($7.8 million) was largely offset by lower depletion rates ($2.1 million), lower costs ($1.1 million), the impact of foreign exchange changes ($0.9 million), and other minor variances ($0.9 million).
Year-to-date Adjusted EBITDA of $26.0 million was $6.2 million below the prior year period.

The following table provides key operating statistics and financial information for the New Zealand Timber segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
New Zealand Timber Overview	2015	2014	2015	2014
Sales Volume (in thousands of tons)
Domestic Sawtimber (Delivered)	189	179	508	493
Domestic Pulpwood (Delivered)	118	103	328	253
Export Sawtimber (Delivered)	279	231	728	566
Export Pulpwood (Delivered)	19	21	50	46
Stumpage	116	136	227	294
Total Volume	721	670	1,841	1,652

Percentage Delivered Sales	84%	80%	88%	82%
Percentage Stumpage Sales	16%	20%	12%	18%

Delivered Log Pricing (in dollars per ton)
Domestic Sawtimber	$60.12	$78.28	$65.54	$80.99
Domestic Pulpwood	$29.03	$38.78	$32.50	$38.88
Export Sawtimber	$82.42	$104.11	$89.01	$113.01

Summary Financial Data (in millions of dollars)
Sales	$41.1	$48.5	$117.3	$128.4
Less: Cut and Haul	(18.7)	(22.4)	(53.9)	(58.6)
Less: Port and Freight Costs	(8.9)	(10.1)	(23.6)	(24.6)
Net Stumpage Sales	$13.5	$16.0	$39.8	$45.2

Land Sales	—	—	4.2	2.4
Total Sales	$41.1	$48.5	$121.5	$130.8

Operating (Loss) Income	($0.9)	$1.9	$3.8	$6.6
Adjusted EBITDA (a)	$6.1	$11.2	$26.0	$32.2

Other Data
New Zealand Dollar to U.S. Dollar Exchange Rate (b)	0.6601	0.8540	0.7185	0.8456
Net Plantable Period-End Acres (in thousands)	302	312	302	312
Export Sawtimber (in dollars per JAS m3)	$96.45	$120.79	$103.93	$131.15
Domestic Sawtimber (NZ$ per m3)	$100.20	$100.88	$100.63	$105.22

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

(b)	Represents the average period rate.

The following tables provide variance analyses for sales, operating income and Adjusted EBITDA for the New Zealand Timber segment:

Sales (in millions of dollars)	Three Months Ended	Nine Months Ended

September 30, 2014	$48.5	$130.8
Changes Attributable to:
Volume/Mix	4.5	16.6
Price	(6.2)	(17.2)
Foreign exchange	(5.2)	(9.4)
Other	(0.5)	0.7
September 30, 2015	$41.1	$121.5

Operating (Loss) Income (in millions of dollars)	Three Months Ended	Nine Months Ended

September 30, 2014	$1.9	$6.6
Changes Attributable to:
Volume/Mix	0.1	(0.1)
Price	(3.5)	(7.8)
Cost	0.2	1.1
Non-timber income (a)	0.2	3.1
Foreign exchange	—	0.9
Depreciation, depletion and amortization	0.7	2.1
Non-cash cost of land and real estate development costs recovered upon sale	—	1.8
Other (b)	(0.5)	(3.9)
September 30, 2015	($0.9)	$3.8

(a)	Nine months includes $2.1 million primarily related to timber sold in conjunction with the relinquishment of a forestry right and $0.6 million related to carbon credits.

(b)	Nine months includes $2.4 million of cost basis of timber sold in conjunction with the relinquishment of a forestry right.

Adjusted EBITDA (in millions of dollars) (a)	Three Months Ended	Nine Months Ended

September 30, 2014	$11.2	$32.2
Changes Attributable to:
Volume/Mix	0.6	1.9
Price	(3.5)	(7.8)
Cost	0.2	1.1
Non-timber income (b)	0.2	3.1
Foreign exchange	(2.1)	(2.9)
Other	(0.5)	(1.6)
September 30, 2015	$6.1	$26.0

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

(b)	Nine months includes $2.1 million primarily related to timber sold in conjunction with the relinquishment of a forestry right and $0.6 million related to carbon credits.

The following table provides additional information on depreciation, depletion and amortization and capital expenditures for the timber segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
Timber Segments Selected Operating Information	2015	2014	2015	2014
Depreciation, Depletion and Amortization (in millions of dollars)
Southern Timber	$14.4	$14.8	$41.4	$37.5
Pacific Northwest Timber	4.2	6.0	10.9	17.5
New Zealand Timber	7.0	9.3	22.2	23.5
Total	$25.6	$30.1	$74.5	$78.5

Timber Capital Expenditures (in millions of dollars)
U.S. Timber
Reforestation, silvicultural and other capital expenditures	4.1	7.0	13.7	18.0
Property taxes	1.9	1.9	5.8	5.6
Lease payments	0.6	0.5	3.7	4.0
Allocated overhead	1.3	1.5	4.0	4.8
Timberland acquisitions	0.1	18.4	88.5	91.1
Subtotal U.S. Timber	$8.0	$29.3	$115.7	$123.5
New Zealand Timber
Reforestation, silvicultural and other capital expenditures	2.5	2.7	5.6	7.4
Property taxes	0.1	0.2	0.4	0.6
Lease payments	0.9	0.9	2.4	2.7
Allocated overhead	0.3	0.6	1.5	2.1
Timberland acquisitions	—	—	—	—
Subtotal New Zealand Timber	$3.8	$4.4	$9.9	$12.8
Total Timber Segments Capital Expenditures	$11.8	$33.7	$125.6	$136.3

Real Estate
Third quarter sales of $35.2 million increased $8.5 million versus the prior year period, while operating income of $20.0 million increased $3.6 million versus the prior year period. Sales and operating income increased in the third quarter due to higher volumes (14,204 acres sold versus 12,122 acres in the prior year period) and higher weighted average prices ($2,480 per acre versus $2,202 per acre in the prior year period).
Year-to-date sales of $66.0 million decreased $0.2 million versus the prior year period, while operating income of $34.0 million decreased $10.9 million versus the prior year period. Sales and operating income decreased due to lower volumes (23,938 acres sold versus 39,527 acres in the prior year period) partially offset by higher weighted average prices ($2,756 per acre versus $1,676 per acre in the prior year period). Year-to-date operating income also decreased as the prior year period included $5.8 million in proceeds from a bankruptcy settlement with respect to a former land sale customer.
Unimproved Development third quarter sales of $0.1 million were comprised of a 20-acre sale in Bryan County, Georgia for $5,000 per acre. Rural third quarter sales of $9.8 million were comprised of 3,503 acres at an average price of $2,796 per acre, including 3,058 acres in Walker County, Texas at an average price of $2,818 per acre. Non-strategic/Timberland third quarter sales of $25.3 million were comprised of 10,681 acres at an average price of $2,373 per acre, including 9,940 acres sold for conservation at an average price of $2,393 per acre.
Third quarter Adjusted EBITDA of $30.9 million was $7.5 million above the prior year period. Year-to-date Adjusted EBITDA of $54.6 million was $7.9 million below the prior year period.
The following table provides key operating statistics and financial information for the Real Estate segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
Real Estate Overview	2015	2014	2015	2014
Sales (in millions of dollars)
Improved Development (a)	—	—	0.8	—
Unimproved Development	0.1	1.4	5.7	2.9
Rural	9.8	25.1	19.9	35.6
Non-Strategic / Timberlands	25.3	0.2	39.6	27.7
Total Sales	$35.2	$26.7	$66.0	$66.2
Sales (Development and Rural Only) (b)	$9.9	$26.5	$25.6	$38.5

Acres Sold
Improved Development (a)	—	—	19	—
Unimproved Development	20	203	515	298
Rural	3,503	11,685	7,773	15,448
Non-Strategic / Timberlands	10,681	234	15,631	23,781
Total Acres Sold	14,204	12,122	23,938	39,527
Acre Sold (Development and Rural Only) (b)	3,523	11,888	8,288	15,746

Percentage of U.S. South acreage sold (c)	0.2%	0.7%	0.5%	0.9%

Price per Acre (dollars per acre)
Improved Development (a)	—	—	$42,281	—
Unimproved Development	5,000	6,660	11,043	9,777
Rural	2,796	2,146	2,563	2,304
Non-Strategic / Timberlands	2,373	1,100	2,531	1,166
Weighted Average (Total)	$2,480	$2,202	$2,756	$1,676
Weighted Average (Development and Rural) (b)	$2,808	$2,223	$3,089	$2,445

(a)	Reflects land with capital invested in infrastructure improvements.

(b)	Excludes Improved Development.

(c)	Calculated as Southern development and rural acres sold over U.S. South acres owned.

The following tables provide variance analyses for sales, operating income and Adjusted EBITDA for the Real Estate segment:

Sales (in millions of dollars)	Three Months Ended	Nine Months Ended
September 30, 2014	$26.7	$66.2
Changes Attributable to:
Volume/Mix	4.6	(26.1)
Price	3.9	25.9
September 30, 2015	$35.2	$66.0

Operating Income (in millions of dollars)	Three Months Ended	Nine Months Ended

September 30, 2014	$16.4	$44.9
Changes Attributable to:
Volume/Mix	3.3	(18.8)
Price	3.9	25.9
Cost	(1.0)	(2.4)
Depreciation, depletion and amortization	(1.8)	(4.2)
Non-cash cost of land and real estate development costs recovered upon sale	(0.8)	(5.6)
Other (a)	—	(5.8)
September 30, 2015	$20.0	$34.0

(a)	Nine month prior year period includes $5.8 million in proceeds from a bankruptcy settlement related to a former land sale customer.

Adjusted EBITDA (in millions of dollars) (a)	Three Months Ended	Nine Months Ended

September 30, 2014	$23.4	$62.5
Changes Attributable to:
Volume/Mix	4.5	(25.6)
Price	3.9	25.9
Cost	(0.9)	(2.4)
Other (b)	—	(5.8)
September 30, 2015	$30.9	$54.6

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

(b)	Nine month prior year period includes $5.8 million in proceeds from a bankruptcy settlement related to a former land sale customer.

Trading
The Trading segment complements the New Zealand Timber segment by adding scale and achieving cost savings that directly benefit the New Zealand Timber segment. Trading also generally contributes modestly to earnings without significant investment and provides market intelligence that benefits the timber business.
Third quarter sales of $19.0 million increased $3.9 million versus the prior year period due to higher volumes, partially offset by lower prices, primarily as a result of continued weak demand in China. Sales volumes increased 66% to 231,000 tons versus 139,000 tons in the prior year period. Average prices decreased 21% to $82.45 per ton versus $104.74 per ton in the prior year period. Operating income of $0.4 million decreased $2.1 million versus the prior year period primarily due to a NZ$/US$ exchange gain ($2.5 million) in the prior year period.

Year-to-date sales of $59.5 million decreased $20.5 million versus the prior year period due to lower prices as a result of unfavorable China market conditions, partially offset by higher volumes. Sales volumes increased 4% to 679,000 tons versus 652,000 tons in the prior year period. Average prices decreased 27% to $86.50 per ton versus $118.86 per ton in the prior year period. Operating income decreased $1.4 million versus the prior year period, primarily due to a NZ$/US$ exchange gain ($1.2 million) in the prior year period.
The following tables provide variance analyses for sales, operating income and Adjusted EBITDA for the Trading segment:

Sales (in millions of dollars)	Three Months Ended	Nine Months Ended

September 30, 2014	$15.1	$80.0
Changes Attributable to:
Volume/Other	9.6	3.2
Price	(5.1)	(22.0)
Other	(0.6)	(1.7)
September 30, 2015	$19.0	$59.5

Operating Income (in millions of dollars)	Three Months Ended	Nine Months Ended

September 30, 2014	$2.5	$2.0
Changes Attributable to:
Foreign exchange	(2.5)	(1.2)
Other	0.4	(0.2)
September 30, 2015	$0.4	$0.6

Adjusted EBITDA (in millions of dollars) (a)	Three Months Ended	Nine Months Ended

September 30, 2014	$2.5	$2.0
Changes Attributable to:
Foreign exchange	(2.5)	(1.2)
Other	0.4	(0.2)
September 30, 2015	$0.4	$0.6

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

Other Items
Corporate and Other Expense/Eliminations
Third quarter and year-to-date corporate and other operating expenses of $5.3 million and $18.5 million, decreased $0.6 million and $9.0 million, respectively, versus the prior year periods primarily due to lower selling, general and administrative expenses as a result of the spin-off of the Performance Fibers business. Third quarter and year-to-date corporate and other operating expenses include $1.5 million and $3.1 million, respectively, of costs related to the shareholder litigation. Costs related to shareholder litigation include expenses incurred as a result of the securities litigation, the shareholder derivative demands and the Securities and Exchange Commission investigation. See Note 13—Contingencies.
Interest Expense
Third quarter and year-to-date interest expense of $7.6 million and $24.6 million decreased $2.0 million and $11.3 million, respectively, versus the prior year periods primarily due to lower outstanding debt. Third quarter and year-to-date interest expense include $0.4 million of costs related to the write-off of capitalized financing costs. The third quarter and year-to-date 2014 periods include $1.7 million of costs related to the write-off of capitalized financing costs and the 2014 year-to-date period includes $2.5 million of interest expense related to an early repayment of debt.
Other Non-Operating Expense
Third quarter and year-to-date other non-operating expenses of $1.6 million and $4.2 million were comprised of unfavorable mark-to-market adjustments on New Zealand JV interest rate swaps and decreased $0.1 million and $2.9 million, respectively, from the prior periods.
Income Tax Benefit (Expense)
The third quarter and year-to-date income tax benefit from continuing operations was $0.6 million and $1.3 million versus an income tax benefit of $11.3 million and $5.3 million, respectively, in the prior year periods. The current quarter and year-to-date tax benefit is principally related to the New Zealand JV. The benefit in the prior year periods was primarily related to the Performance Fibers business.
Share Repurchases
During the second and third quarters the Company repurchased approximately $10.7 million and $65.2 million, respectively, of common stock at average prices of $25.94 and $23.65 per share. Since the inception of the $100 million share repurchase authorization in June, the Company has repurchased $75.9 million of common stock at an average price of $23.95 per share. This equates to the repurchase of 3.2 million shares, or 2.5% of total shares outstanding since the beginning of the repurchase authorization in June. As of September 30, 2015, the Company had 123.8 million shares of common stock outstanding and $24.1 million remaining in its current share repurchase authorization.
Outlook
In light of the continued sluggish recovery in housing starts and challenging export market conditions, we are accelerating the step-down of our harvest volumes in the Pacific Northwest. For the full year, the Company now expects harvest volumes to be approximately 5.4 million tons in the South, 1.2 million tons in the Pacific Northwest (14% below prior guidance of 1.4 million tons), and 2.4 million tons in New Zealand. Notwithstanding our plans to reduce harvest levels for 2015, we remain on track to achieve our full-year Adjusted EBITDA guidance based largely on stronger than expected results in our Real Estate segment.
In our Southern Timber segment, we anticipate continued solid pulpwood demand and prices in our key market areas. We expect limited near-term upside in sawtimber prices but continue to expect that the gradual improvement in U.S. housing starts will drive increases in sawlog prices over the next few years. In our Pacific Northwest Timber segment, our decision to accelerate harvest reductions will preserve value and enhance our harvest flexibility going forward. In our New Zealand Timber segment, following a difficult third quarter, we are seeing a marked improvement in export demand and pricing in China in the fourth quarter. In our Real Estate segment, we continue to see steady demand for rural and conservation properties and are encouraged by increasing interest in selected development properties as we develop catalysts for demand.
We continue to be focused on disciplined capital allocation and long-term value creation for our shareholders. We have completed three-quarters of our $100 million share repurchase authorization at prices that we believe are well below our intrinsic value. We will continue to look for opportunities to optimize our portfolio value and generate long-term returns for our shareholders through the disciplined management of our assets and capital.

Liquidity and Capital Resources
Our principal source of cash is cash flow from operations, primarily the harvesting of timber and sales of real estate. As a REIT, our main use of cash is dividends. We also use cash to maintain the productivity of our timberlands through replanting and silviculture. Our operations have generally produced consistent cash flow and required limited capital resources. Short-term borrowings have helped fund working capital needs while acquisitions of timberlands generally require funding from external sources.
Summary of Liquidity and Financing Commitments

	September 30,	December 31,
(millions of dollars)	2015	2014
Cash and cash equivalents	$65.8	$161.6
Total debt	791.2	751.5
Shareholders’ equity	1,376.2	1,575.2
Total capitalization (total debt plus equity)	2,167.4	2,326.7
Debt to capital ratio	37%	32%
Net debt to enterprise value (a)	21%	14%

(a)	Enterprise value is calculated as the number of shares outstanding multiplied by the Company’s share price plus net debt as of September 30, 2015 and December 31, 2014.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30. The Consolidated Statement of Cash Flows for 2014 has not been restated to exclude discontinued operations.

(millions of dollars)	2015	2014
Cash provided by (used for):
Operating activities	$143.4	$284.1
Investing activities	(142.9)	(155.3)
Financing activities	(90.1)	(145.4)
Cash Provided by Operating Activities
The decline in cash provided by operating activities in 2015 was primarily attributable to the inclusion of the results of the Performance Fibers business in the prior year period before the June 27, 2014 spin-off. Year-to-date 2015 also benefited from lower working capital requirements.
Cash Used for Investing Activities
Cash used for investing activities decreased $12.4 million compared to 2014 primarily due to a $6.7 million and $60.4 million decrease in capital expenditures from continuing and discontinued operations, respectively, a $1.6 million decrease in real estate development costs and lower timberland acquisitions of $4.7 million. These benefits were partially offset by the change in restricted cash of $65.2 million.
Cash Used for Financing Activities
Cash used for financing activities declined $55.3 million from the prior year period. Of the decrease, $31.4 million is due to the net cash disbursed upon spin-off of the Performance Fibers business. Additionally, dividend payments decreased $131.6 million compared to prior year due to the change in the dividend rate from $0.49 per share to $0.25 per share on a post-spin basis and to the third quarter 2014 special dividend payment of $0.50 per common share. These decreases were partially offset by lower net debt issuances of $33.2 million in 2015 and repurchases of common stock of $71.8 million in 2015.

Expected 2015 Expenditures
Capital expenditures in 2015 are expected to be approximately $61 million, excluding any timberland acquisitions we may make. Capital expenditures are expected to be primarily comprised of seedling planting, fertilization and other silvicultural activities, and other capitalized costs. Aside from capital expenditures, we may also acquire timberland as we actively evaluate acquisition opportunities. In addition, we also expect to invest approximately $5 million in 2015 for land use entitlements and infrastructure improvements to increase the value and marketability of selected real estate properties.
Our 2015 dividend payments are expected to be approximately $126 million assuming no change in the quarterly dividend rate of $0.25 per share.
Future share repurchases, if any, will depend on the Company’s liquidity and cash flow, as well as general market conditions and other considerations.
We have no mandatory pension contributions in 2015 but may make discretionary contributions in the future. On an ongoing basis, cash income tax payments are expected to be minimal. During 2015, we may repatriate $22 million of proceeds received from the sale of our forestry assets to the New Zealand JV when it was formed in 2005. If this occurs, we anticipate that cash payments for income taxes in 2015 will be approximately $2 million.

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
We define Adjusted EBITDA as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of land sold and real estate development costs recovered upon sale, costs related to shareholder litigation, and in 2014, costs related to the spin-off of the Performance Fibers business, discontinued operations, and internal review and restatement costs. Costs related to shareholder litigation include expenses incurred as a result of the securities litigation, the shareholder derivative demands and the Securities and Exchange Commission investigation. See Note 13—Contingencies.
We reconcile Adjusted EBITDA to Net Income for the consolidated Company and to Operating Income for the Segments, as those are the nearest GAAP measures for each. Below is a reconciliation of Net Income to Adjusted EBITDA for the respective periods (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Income to Adjusted EBITDA Reconciliation
Net income	$19.2	$32.1	$34.5	$89.5
Interest, net, continuing operations	9.1	11.3	28.8	39.2
Income tax (benefit) expense, continuing operations	(0.6)	(11.3)	(1.3)	(5.3)
Depreciation, depletion and amortization	32.0	34.0	85.8	90.3
Non-cash cost of land sold and real estate development costs recovered upon sale	4.6	3.2	9.5	8.6
Costs related to shareholder litigation (a)	1.5	—	3.1	—
Cost related to spin-off of the Performance Fibers business	—	—	—	3.8
Internal review and restatement costs	—	1.0	—	1.0
Discontinued operations	—	—	—	(43.1)
Adjusted EBITDA	$65.8	$70.3	$160.4	$184.0

(a) Costs related to shareholder litigation include expenses incurred as a result of the securities litigation, the shareholder derivative demands and the Securities and Exchange Commission investigation. See Note 13—Contingencies.

The following tables reconcile Operating Income by segment to Adjusted EBITDA by segment (millions of dollars):

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and other	Total
September 30, 2015
Operating income (loss)	$10.5	$3.1	($0.9)	$20.0	$0.4	($5.3)	$27.8
Non-operating expense						(0.1)	(0.1)
Depreciation, depletion and amortization	14.4	4.2	7.0	6.3	—	0.1	32.0
Non-cash cost of land sold and real estate development costs recovered upon sale	—	—	—	4.6	—	—	4.6
Costs related to shareholder litigation (a)	—	—	—	—	—	1.5	1.5
Adjusted EBITDA	$24.9	$7.3	$6.1	$30.9	$0.4	($3.8)	$65.8

September 30, 2014
Operating income (loss)	$12.8	$4.4	$1.9	$16.4	$2.5	($5.9)	$32.1
Depreciation, depletion and amortization	14.8	6.0	9.3	3.8	—	0.1	34.0
Non-cash cost of land sold and real estate development costs recovered upon sale	—	—	—	3.2	—	—	3.2
Internal review and restatement costs	—	—	—	—	—	1.0	1.0
Adjusted EBITDA	$27.6	$10.4	$11.2	$23.4	$2.5	($4.8)	$70.3

(a)     Costs related to shareholder litigation include expenses incurred as a result of the securities litigation, the shareholder derivative demands and the Securities and Exchange Commission investigation. See Note 13—Contingencies.

Nine Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and other	Total
September 30, 2015
Operating income (loss)	$34.7	$7.4	$3.8	$34.0	$0.6	($18.5)	$62.0
Depreciation, depletion and amortization	41.4	10.9	22.2	11.1	—	0.2	85.8
Non-cash cost of land sold and real estate development costs recovered upon sale	—	—	—	9.5	—	—	9.5
Costs related to shareholder litigation (a)	—	—	—	—	—	3.1	3.1
Adjusted EBITDA	$76.1	$18.3	$26.0	$54.6	$0.6	($15.2)	$160.4

September 30, 2014
Operating income (loss)	$32.2	$25.9	$6.6	$44.9	$2.0	($27.5)	$84.1
Depreciation, depletion and amortization	37.5	17.5	23.5	11.1	—	0.7	90.3
Non-cash cost of land sold and real estate development costs recovered upon sale	—	—	2.1	6.5	—	—	8.6
Internal review and restatement costs	—	—	—	—	—	1.0	1.0
Adjusted EBITDA	$69.7	$43.4	$32.2	$62.5	$2.0	($25.8)	$184.0

(a)
Costs related to shareholder litigation include expenses incurred as a result of the securities litigation, the shareholder derivative demands and the Securities and Exchange Commission investigation. See Note 13—Contingencies.

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

Below is a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Nine Months Ended September 30,
	2015	2014
Cash provided by operating activities	$143.4	$284.1
Capital expenditures from continuing operations (a)	(38.5)	(45.2)
Real estate development costs	(1.7)	(3.3)
Cash flow from discontinued operations	—	(102.4)
Working capital and other balance sheet changes	(5.3)	(46.4)
CAD	97.9	86.8
Mandatory debt repayments	(131.0)	—
Adjusted CAD	($33.1)	$86.8

Cash used for investing activities	($142.9)	($155.3)
Cash used for financing activities	($90.1)	($145.4)

(a)	Capital expenditures exclude timberland acquisitions of $88.5 million and $93.2 million during the nine months ended September 30, 2015 and September 30, 2014, respectively.
Adjusted CAD decreased in the current year primarily due to the $131 million repayment of the 4.50% Senior Exchangeable Notes. Excluding the repayment, Adjusted CAD increased as lower operating results from continuing operations was more than offset by lower interest, tax payments and capital expenditures from continuing operations and lower real estate development costs. Adjusted CAD generated in any period is not necessarily indicative of the amounts that may be generated in future periods.
Liquidity Facilities
Term Credit Agreement
On August 5, 2015, the Company entered into a credit agreement with CoBank, ACB, as administrative agent, and a syndicate of Farm Credit institutions and other commercial banks to provide $550 million of new credit facilities, including a nine-year $350 million term loan facility. The Company has entered into an interest rate swap transaction to fix the cost of the term loan facility over its nine-year term. The periodic interest rate on the term credit agreement is LIBOR plus 1.625%, with an unused commitment fee of 0.175%. The Company receives annual patronage refunds, which are profit distributions made by a cooperative to its member-users based on the quantity or value of business done with the member-user. The Company estimates the effective interest rate for the third quarter was approximately 3.3% after consideration of the estimated patronage refunds and interest rate swaps. As of September 30, 2015, the Company had additional draws available of $180.0 million under the term credit agreement.
Revolving Credit Facility
In August 2015, the Company entered into a five-year $200 million unsecured revolving credit facility, replacing the previous $200 million revolving credit facility and $100 million farm credit facility which were scheduled to expire in April 2016 and December 2019, respectively. The periodic interest rate on the revolving credit facility is LIBOR plus 1.250%, with an unused commitment fee of 0.175%.
Net draws of $67.0 million were made on the revolving credit facility to repay the previous facility and for general corporate purposes. At September 30, 2015, the Company had available borrowings of $131.2 million, net of $1.8 million to secure its outstanding letters of credit, under the revolving credit facility.
4.50% Senior Exchangeable Notes issued August 2009
In August 2015 the Company paid, upon maturity, $131 million of its 4.50% Senior Exchangeable Notes.

Joint Venture Debt
As of September 30, 2015, the New Zealand JV had $150 million of long-term variable rate debt maturing in September 2016. The Company intends to use proceeds from the term loan facility to fund a capital infusion into the New Zealand JV, which the New Zealand JV will in turn use for repayment of all outstanding amounts under its existing credit facility. The entire balance of the New Zealand JV Revolving Credit Facility remained classified as long-term debt at September 30, 2015 due to ability and intent of the Company to refinance it on a long-term basis. This debt is subject to interest rate risk resulting from changes in the 90-day New Zealand Bank bill rate (“BKBM”). However, the New Zealand JV uses interest rate swaps to manage its exposure to interest rate movements on its bank loan by swapping a portion of these borrowings from floating rates to fixed rates. The notional amount of the outstanding interest rate swap contracts at September 30, 2015 was $121 million, or 81 percent of the variable rate debt. The interest rate swap contracts have maturities extending through January 2020. The periodic interest rate on New Zealand JV debt is BKBM plus 0.80% with an additional 0.80% credit line fee. The Company estimates the periodic effective interest rate on New Zealand JV debt for the third quarter was approximately 6.4% after consideration of interest rate swaps.
During the nine months ended September 30, 2015, the New Zealand JV made additional borrowings and repayments of $5.0 million on its working capital facility. Additional draws totaling $15.0 million remain available on the working capital facility. In addition, the New Zealand JV paid $1.4 million of its shareholder loan held with the non-controlling interest party. Favorable changes in exchange rates through September 30, 2015 decreased debt on a U.S. dollar basis for the revolving facility and shareholder loan by $34.2 million and $4.9 million, respectively.
In connection with our term credit agreement and credit facility, covenants must be met, including ratios based on the covenant definition of EBITDA, ratios based on consolidated funded debt compared to consolidated net worth, and ratios of subsidiary debt to consolidated net tangible assets. Covenants must also be met in connection with the New Zealand JV’s credit facility, including ratios of debt to forestry and land valuations and ratios of operating cash flows to financing costs. As of September 30, 2015, we were in compliance with all applicable financial covenants. In addition to these financial covenants, the mortgage note, term credit agreement and revolving credit facility include customary covenants that limit the incurrence of debt and the disposition of assets, among others.

Off-Balance Sheet Arrangements
See Note 11 — Guarantees for details on the letters of credit, surety bonds and guarantees as of September 30, 2015.

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
The following table aggregates our contractual financial obligations as of September 30, 2015 and anticipated cash spending by period:

Contractual Financial Obligations (in millions)	Total	Payments Due by Period
		Remaining 2015	2016-2017	2018-2019	Thereafter
Long-term debt (a)	$790	$—	$192	$—	$598
Interest payments on long-term debt (b)	122	6	41	33	42
Operating leases — timberland	162	3	18	15	126
Operating leases — PP&E, offices	5	—	3	1	1
Purchase obligations — derivatives (c)	41	2	14	9	16
Purchase obligations — other	1	—	—	1	—
Total contractual cash obligations	$1,121	$11	$268	$59	$783

(a)	The book value of our long-term debt is currently recorded at $791.2 million on the Company’s Consolidated Balance Sheet, but upon maturity the liability will be $790.5 million.

(b)	Projected interest payments for variable rate debt was calculated based on outstanding principal amounts and interest rates as of September 30, 2015.

(c)	Purchase obligations represent payments expected to be made on foreign exchange contracts and interest rate swaps. See
 Note 9 — Derivative Financial Instruments and Hedging Activities.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
As of September 30, 2015 we had $252 million of U.S. long-term variable rate debt. Our primary interest rate exposure on variable rate debt results from changes in LIBOR. However, we use interest rate swaps to manage our exposure to interest rate movements on our term credit agreement by swapping existing and anticipated future borrowings from floating rates to fixed rates. The notional amount of outstanding interest rate swap contracts at September 30, 2015 was $350 million. The interest rate swap contracts and term credit agreement mature in August 2024. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in a corresponding increase/decrease of approximately $0.8 million in interest payments and expense over a 12 month period.
The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. The estimated fair value of our long-term fixed-rate debt at September 30, 2015 was $368 million compared to the $367 million principal amount. We use interest rates of debt with similar terms and maturities to estimate the fair value of our debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at September 30, 2015 would result in a corresponding decrease/increase in the fair value of our long-term fixed-rate debt of approximately $19 million.
We estimate the periodic effective interest rate on U.S. long-term fixed and variable rate debt for the third quarter was approximately 3.4% after consideration of interest rate swaps and estimated patronage refunds, excluding unused commitment fees on the revolving credit facility.
As of September 30, 2015, our New Zealand JV had $150 million of long-term variable rate debt. This debt is subject to interest rate risk resulting from changes in the 90 day New Zealand Bank bill rate (“BKBM”). However, the New Zealand JV uses interest rate swaps to manage its exposure to interest rate movements on its bank loan by swapping a portion of these borrowings from floating rates to fixed rates. The notional amount of the outstanding interest rate swap contracts at September 30, 2015 was $121 million, or 81 percent of the New Zealand JV’s variable rate debt. The interest rate swap contracts have maturities extending through January 2020. The periodic interest rate on New Zealand JV debt is BKBM plus 80 basis points with an additional 80 basis point credit line fee. We estimate the periodic effective interest rate on New Zealand JV debt for the third quarter was approximately 6.4% after consideration of interest rate swaps.
The functional currency of the Company’s New Zealand-based operations and New Zealand JV is the New Zealand dollar. Through these operations and our ownership in the New Zealand JV, we are exposed to foreign currency risk on cash held in foreign currencies and on foreign export sales and ocean freight payments that are predominantly denominated in U.S. dollars. To mitigate these risks, the New Zealand JV routinely enters into foreign currency exchange contracts and foreign currency option contracts to hedge a portion of the New Zealand JV’s foreign exchange exposure. At September 30, 2015, the New Zealand JV had foreign currency exchange contracts with a notional amount of $26 million and foreign currency option contracts with a notional amount of $129 million outstanding. The amount hedged represents 59 percent of forecast U.S. dollar denominated harvesting sales proceeds over the next 18 months and 20 percent of log trading sales proceeds over the next 3 months.
In December 2014, we entered into a foreign currency exchange contract with a notional amount of $22 million. In August 2015, we entered into foreign currency option contracts with a notional amount of $309 million. These contracts are designated as net investment hedges of our New Zealand based-operations to mitigate our risk to fluctuations in foreign currency exchange rates. For additional information regarding our derivative balances and activity, see Note 9 — Derivative Financial Instruments and Hedging Activities.

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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of September 30, 2015.
In the quarter ended September 30, 2015, based upon the evaluation required by paragraph (d) of SEC Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth in Note 13—Contingencies in the “Notes to the Consolidated Financial Statements” under Item 1 of Part I of this Report is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In 1996, we began a Common Share repurchase program (the “anti-dilutive program”) to minimize the dilutive effect of our employee incentive stock plans on earnings per share. This program limits the number of shares that may be purchased each year to the greater of 1.5 percent of outstanding shares at the beginning of the year or the number of incentive shares issued to employees during the year. In October 2000, July 2003 and October 2011, our Board of Directors authorized the purchase of additional shares in the program totaling 2.1 million shares. None of these shares have expiration dates. There were no shares purchased under this program in the third quarter of 2015 and there were 3,836,655 shares available for purchase at September 30, 2015.
In June 2015, the Board of Directors approved the repurchase of up to $100 million of Rayonier’s common shares (the “share repurchase program”) to be made at management’s discretion. The program has no time limit and may be suspended or discontinued at any time. There were 2,755,484 shares repurchased under this program in the third quarter of 2015 and there was $24.1 million, or approximately 1,093,198 shares based on the period end closing stock price of $22.07, available for repurchase as of September 30, 2015.
The following table provides information regarding our purchases of Rayonier common stock during the quarter ended September 30, 2015:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (c)
July 1 to July 31	576,190	$26.01	576,006	7,203,906
August 1 to August 31	630,771	$23.21	629,485	6,542,037
September 1 to September 30	1,549,993	$22.96	1,549,993	4,929,853
Total	2,756,954		2,755,484

(a)
Includes 184 and 1,286 shares of the Company’s common stock purchased in July and August, respectively, from employees in non-open market transactions. The shares of stock were sold by current and former employees of the Company in exchange for cash that was used to pay withholding taxes associated with the vesting of restricted stock awards under the Company’s stock incentive plan. The price per share surrendered is based on the closing price of the company’s stock on the respective vesting dates of the awards.

(b)	Purchases made in open-market transactions under the $100 million share repurchase program announced on June 16, 2015.

(c)	Maximum number of shares authorized to be purchased as of September 30, 2015 include 3,836,655 under the 1996 anti-dilutive program and approximately 1,093,198 under the share repurchase program.

Item 6.	Exhibits

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended September 30, 2015 and 2014; (ii) the Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014; (iii) the Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014; and (iv) the Notes to Consolidated Financial Statements
Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER INC.
(Registrant)

By:	/s/ H. EDWIN KIKER
H. Edwin Kiker Chief Accounting Officer (Duly Authorized Officer, Principal Accounting Officer)
Date: November 9, 2015