Form 10-K
period 2015-12-31
RAYONIER INC
filed 2016-02-29
CIK 52827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
YES ☐        NO  ☒

The aggregate market value of the Common Shares of the registrant held by non-affiliates at the close of business on June 30, 2015 was $3,223,470,219 based on the closing sale price as reported on the New York Stock Exchange.

As of February 19, 2016, there were outstanding 122,735,017 Common Shares of the registrant.

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the 2016 annual meeting of the shareholders of the registrant scheduled to be held May 23, 2016, are incorporated by reference in Part III hereof.

i

PART I
When we refer to “we,” “us,” “our,” “the Company,” or “Rayonier,” we mean Rayonier Inc. and its consolidated subsidiaries. References herein to “Notes to Financial Statements” refer to the Notes to the Consolidated Financial Statements of Rayonier Inc. included in Item 8 of this Report.

Note About Forward-Looking Statements
Certain statements in this document regarding anticipated financial outcomes including Rayonier’s earnings guidance, if any, business and market conditions, outlook, expected dividend rate, expected harvest schedules, timberland acquisitions, sales of non-strategic timberlands, the anticipated benefits of Rayonier’s business strategy, capital allocation, expected availability and access to borrowings, and other similar statements relating to Rayonier’s future events, developments, or financial or operational performance or results, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate,” “believe,” “intend,” “project,” “anticipate” and other similar language. However, the absence of these or similar words or expressions does not mean that a statement is not forward-looking. While management believes that these forward-looking statements are reasonable when made, forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. The risk factors contained in Item 1A — Risk Factors in this Annual Report on Form 10-K and similar discussions included in other reports that we subsequently file with the SEC, among others, could cause actual results or events to differ materially from the Company’s historical experience and those expressed in forward-looking statements made in this document.
Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward- looking statements except as required by law. You are advised, however, to review any subsequent disclosures the Company makes on related subjects in its subsequent reports filed with the SEC.

Item 1.	BUSINESS
General
We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive softwood timber growing regions in the U.S. and New Zealand. The focus of our business is to invest in timberlands and to actively manage them to provide current income and attractive long-term returns to our shareholders. As of December 31, 2015, we owned, leased or managed approximately 2.7 million acres of timberlands located in the U.S. South (1.9 million acres), U.S. Pacific Northwest (373,000 acres) and New Zealand (439,000 gross acres, or 299,000 net plantable acres). In addition, we engage in the trading of logs from New Zealand and Australia to Pacific Rim markets, primarily to support our New Zealand export operations. We have an added focus to maximize the value of our land portfolio by pursuing higher and better use (“HBU”) land sales opportunities.
We originated as the Rainier Pulp & Paper Company founded in Shelton, Washington in 1926. On June 27, 2014, Rayonier completed the tax-free spin-off of its Performance Fibers manufacturing business from its timberland and real estate operations, thereby becoming a “pure-play” timberland REIT.
Under our REIT structure, we are generally not required to pay U.S. federal income taxes on our earnings from timber harvest operations and other REIT-qualifying activities contingent upon meeting applicable distribution, income, asset, shareholder and other tests. As of December 31, 2015 and as of the date of the filing of this Annual Report on Form 10-K, we believe the Company is in compliance with all REIT tests.
Our U.S. timber operations are primarily conducted by our wholly-owned REIT subsidiaries. Our New Zealand timber operations are conducted by Matariki Forest Group, a majority-owned joint venture subsidiary (“New Zealand JV”). Our non-REIT qualifying operations, which are subject to corporate-level tax, are held by various taxable REIT subsidiaries. These operations include our log trading business and certain real estate activities, such as the sale and entitlement of development HBU properties.
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

Our Competitive Strengths
We believe that we distinguish ourselves from other timberland owners and managers through the following competitive strengths:

•
Leading Pure-Play Timberland REIT. We are differentiated from other publicly-traded timberland REITs in that we are invested exclusively in timberlands and real estate and do not own any pulp, paper or wood products manufacturing assets. We are the largest publicly-traded “pure-play” timberland REIT, which provides our investors with a focused, large-scale timberland investment alternative without taking on the risks inherent in direct ownership of forest products manufacturing assets.

•
Located in Premier Softwood Growing Regions with Access to Strong Markets. Our geographically diverse timberland holdings are strategically located in core softwood producing regions, including the U.S. South, U.S. Pacific Northwest and New Zealand. Our most significant timberland holdings are strategically located in the U.S. South, in close proximity to a variety of established pulp, paper and wood products manufacturing facilities, which provide a steady source of competitive demand for both pulpwood and higher-value sawtimber products. Our Pacific Northwest and New Zealand timberlands benefit from strong domestic sawmilling markets and are strategically positioned near ports to capitalize on export markets serving the Pacific Rim.

•
Sophisticated Log Marketing Capabilities Serving Various Pacific Rim Markets. We conduct a log trading operation based in New Zealand that serves timberland owners in New Zealand and Australia, providing access to key export markets in China, South Korea and India. This operation provides us with superior market intelligence and economies of scale, both of which add value to our New Zealand timber portfolio. It also provides additional market intelligence that helps our Pacific Northwest export log marketing and contributes to the Company’s earnings and cash flows, with minimal investment.

•
Attractive Land Portfolio with Higher and Better Use Potential. We own approximately 200,000 acres of timberlands located in the vicinity of Interstate 95 primarily north of Daytona Beach, FL and south of Savannah, GA, some of which may have the potential to transition to higher and better uses over time as market conditions support increased demand. These properties provide us with select opportunities to add value to our portfolio through real estate development activities, which we believe will allow us to periodically sell parcels of such land at favorable valuations relative to timberland values through one of our taxable REIT subsidiaries.

•
Dedicated HBU Platform with Established Track Record. We have a dedicated HBU platform led by an experienced team with an established track record of selling rural and development HBU properties across our U.S. South holdings at strong premiums to timberland values. We maintain a detailed land classification analysis of our portfolio, which allows us to identify the highest-value use of our lands and then capitalize on identified HBU opportunities through strategies uniquely tailored to maximize value, including selectively pursuing land-use entitlements and infrastructure improvements.

•
Advantageous Structure and Capitalization. Under our REIT structure, we are generally not required to pay federal income taxes on our earnings from timber harvest operations and other REIT-qualifying activities, which allows us to optimize the value of our portfolio in a tax efficient manner. We also maintain a strong credit profile and have an investment grade debt rating. As of December 31, 2015, our net debt to enterprise value was 22%. We believe that our advantageous REIT structure and conservative capitalization provide us with a competitive cost of capital and significant financial flexibility to pursue growth initiatives relative to other owners, managers and buyers of timberlands.

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

•
Apply Advanced Silviculture to Increase the Productivity of our Timberlands. We use our forestry expertise and disciplined financial approach to determine the appropriate silviculture programs and investments to maximize returns. This includes re-planting a significant portion of our harvested acres with improved seedlings we have developed through decades of research and cultivation. Over time, we expect these improved seedlings will result in higher volumes per acre and a higher value product mix.

•
Increase the Size and Quality of our Timberland Holdings through Acquisitions. We intend to selectively pursue timberland acquisition opportunities that improve the average productivity of our timberland holdings and support cash flow generation from our annual harvesting activities. We expect there will be an ample supply of attractive timberlands available for sale as a result of anticipated sales from a number of Timberland Investment Management Organizations (“TIMOs”). This acquisition strategy requires a disciplined approach and rigorous adherence to strategic and financial metrics. Generally, we expect to focus our acquisition efforts on the most commercially desirable timber-producing regions of the U.S. South, the U.S. Pacific Northwest and New Zealand, particularly on timberlands with an age class profile that complements the age class profile of our existing timberland holdings. We acquired 37,000 acres of timberland in 2015, 62,000 acres in 2014, and 17,000 acres in 2013.

•
Optimize our Portfolio Value. We continuously assess potential alternative uses of our timberlands, as some of our properties may become more valuable for development, residential, recreation or other purposes. We intend to capitalize on such higher-valued uses by opportunistically monetizing HBU properties in our portfolio. While the majority of our HBU sales involve rural and recreational land, we also selectively pursue various land-use entitlements on certain properties for residential, commercial and industrial development in order to fully realize the enhanced long-term value potential of such properties. For selected development properties, we also invest in infrastructure improvements, such as roadways and utilities, to accelerate the marketability and improve the value of such properties. We generally expect that sales of HBU property will comprise approximately 1% of our Southern timberland holdings on an annual basis.

•
Focus on Timberland Operations to Support Cash Flow Generation. As described above, we rely primarily on annual harvesting activities and ongoing sales of HBU properties to generate cash flow from our timberland holdings. However, we also periodically generate income and cash flow from the sale of non-strategic and/or non-HBU timberlands in particular as we seek to optimize our portfolio by disposing of less desirable properties or to fund capital allocation priorities, including share repurchases, debt repayment or acquisitions. Our strategy is to limit reliance on planned sales of non-HBU timberlands to augment cash flow generation and instead rely primarily on supporting cash flow from the operation, rather than sale, of our timberlands. We believe this strategy will support the sustainability of our harvesting activities over the long term.

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

Segment Information
Rayonier operates in five reportable business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate and Trading. The Southern Timber, Pacific Northwest Timber and New Zealand Timber segments reflect all activities related to the harvesting of timber and other value-added activities, such as recreational leases, within each respective geography. The New Zealand Timber segment also reflects any land sales that occur within our New Zealand portfolio. Our Real Estate segment reflects all U.S. land sales, which are reported in five sales categories: Improved Development, Unimproved Development, Rural, Non-Strategic / Timberlands, and Large Dispositions. The Trading segment reflects the log trading activities that support our New Zealand operations.
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

We define merchantable timber inventory as an estimate of timber volume beyond a specified age that approximates such timber’s earliest economically harvestable age. Our estimate includes certain timber located in restricted or environmentally sensitive areas based on an estimate of lawfully recoverable volumes from such areas. The estimate does not include volumes in restricted or environmentally sensitive areas that may not be lawfully harvested or volumes located in economically inaccessible areas. The merchantable age (i.e., the age at which timber moves from pre-merchantable to merchantable) is 15 years for our Southern timberlands, with the exception of Oklahoma which is 17 years, 35 years for our Pacific Northwest timberlands, and 20 years for radiata pine and 30 years for Douglas-fir in our New Zealand timberlands. Our estimated merchantable timber inventory changes over time as timber is harvested, as pre-merchantable timber transitions to merchantable timber, as existing merchantable timber inventory grows, as we acquire and sell timberland and as we periodically update our statistical sampling and growth and yield models. We estimate our merchantable timber inventory annually for purposes of calculating per unit depletion rates.
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
The following table sets forth the estimated volumes of merchantable timber inventory by location in short green tons as of September 30, 2015 for the South and Pacific Northwest and as of December 31, 2015 for New Zealand:

(volumes in thousands of SGT)
Location	Merchantable Inventory (a)%
South	65,689	76
Pacific Northwest	5,321	6
New Zealand	15,674	18
	86,684	100

(a)	For all regions, depletion rate calculations for the upcoming year are based on estimated volumes of merchantable inventory at December 31, 2015.
We define sustainable yield as the average harvest level that can be sustained into perpetuity based on our estimates of biological growth and the expected productivity resulting from our reforestation and silvicultural efforts. Our estimated sustainable yield may change over time based on changes in silvicultural techniques and resulting timber yields, changes in environmental laws and restrictions, changes in the statistical sampling and estimates of our merchantable timber inventory, acquisitions and dispositions of timberlands, the expiration or renewal of timberland leases, casualty losses, and other factors. Moreover, our harvest level in any given year may deviate from our estimated sustainable yield due to variations in the age class of our timberlands, the product mix of our harvest (i.e., pulpwood versus sawtimber), our deliberate acceleration or deferral of harvest in response to market conditions, our thinning activity (in which we periodically remove some smaller trees from a stand to enhance long-term sawtimber potential of the remaining timber), or other factors.
We manage our U.S. timberlands in accordance with the requirements of the Sustainable Forestry Initiative® (“SFI”) program. The timberland holdings of the New Zealand JV are certified under the Forest Stewardship Certification® (“FSC”) program. Both programs are a comprehensive system of environmental principles, objectives and performance measures that combines the perpetual growing and harvesting of trees with the protection of wildlife, plants, soil and water quality. Through application of our site-specific silvicultural expertise and financial discipline, we manage timber in a way that is designed to optimize site preparation, tree species selection, competition control, fertilization, timing of thinning and final harvest. We also have a genetic seedling improvement program to enhance the productivity and quality of our timberlands and overall forest health. In addition, non-timber income opportunities associated with our timberlands such as recreational leases, as well as considerations for the future higher and better uses of the land, are integral parts of our site-specific management philosophy. All these activities are designed to maximize value while complying with SFI and FSC requirements.

Southern Timber
As of December 31, 2015, our Southern timberlands acreage consisted of approximately 1.9 million acres (including approximately 242,000 acres of leased lands) located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, Oklahoma, Tennessee and Texas. Approximately two-thirds of this land supports intensively managed plantations of predominantly loblolly and slash pine. The other one-third of this land is too wet to support pine plantations, but supports productive natural stands primarily consisting of natural pine and a variety of hardwood species. Rotation ages typically range from 21 to 28 years for pine plantations and from 35 to 60 years for natural stands. Key consumers of our timber include pulp, paper, wood products and biomass facilities.
We estimate that the gross timber inventory and merchantable timber inventory of our Southern timberlands was 84 million tons and 66 million tons, respectively, as of September 30, 2015. We estimate that the sustainable yield of our Southern timberlands, including both pine and hardwoods, is approximately 5.5 to 5.8 million tons annually. We expect that the average annual harvest volume of our Southern timberlands over the next five years (2016 to 2020) will be generally within this range. For additional information, see Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield.
In 2015, we acquired approximately 29,000 acres of timberlands in the Southern region. For additional information, see Note 3 — Timberland Acquisitions.
The following table provides a breakdown of our Southern timberlands acreage and timber inventory by product as of September 30, 2015 (inventory volumes are estimated at December 31 to calculate a depletion rate for the upcoming year):

(volumes in thousands of SGT)
Age Class	Acres (000’s)	Pine Pulpwood	Pine Sawtimber	Hardwood Pulpwood	Hardwood Sawtimber	Total
Pine Plantation
0 to 4 years (a)	218	—	—	—	—	—
5 to 9 years	243	—	—	—	—	—
10 to 14 years	249	10,282	750	51	1	11,084
15 to 19 years	261	13,499	4,283	101	4	17,887
20 to 24 years	144	6,642	5,518	98	4	12,262
25 to 29 years	67	2,443	3,872	87	4	6,406
30 + years	26	814	1,800	88	8	2,710
Total Pine Plantation	1,208	33,680	16,223	425	21	50,349
Natural Pine (Plantable) (b)	64	740	1,416	1,128	275	3,559
Natural Mixed Pine/Hardwood (c)	542	4,305	6,706	15,200	4,012	30,223
Forested Acres and Gross Inventory	1,814	38,725	24,345	16,753	4,308	84,131
Plus: Non-Forested Acres (d)	82
Gross Acres	1,896
Less: Pre-Merchantable Age Class Inventory (e)						(11,585)
Less: Volume in Environmentally Sensitive/Legally Restricted Areas						(6,857)
Merchantable Timber Inventory						65,689

(a)	0 to 4 years includes clearcut acres not yet replanted.

(b)	Consists of natural stands that are convertible into pine plantations once harvested.

(c)	Consists of all non-plantable natural stands, including those that are in environmentally sensitive or economically inaccessible areas.

(d)	Includes roads, rights of way and all other non-forested areas.

(e)	Includes inventory that is less than 15 years old or less than 17 years old in Oklahoma.

Pacific Northwest Timber
As of December 31, 2015, our Pacific Northwest timberlands consisted of approximately 373,000 acres located in Oregon and Washington, of which approximately 285,000 acres were designated as productive acres, meaning land that is capable of growing merchantable timber and where the harvesting of timber is not constrained by physical, environmental or regulatory restrictions. These timberlands primarily comprise second and third rotation western hemlock and Douglas-fir, as well as a small amount of other softwood species, such as western red cedar. A small percentage also consists of natural hardwood stands of predominantly red alder. In the Pacific Northwest, rotation ages typically range from 35 to 50 years. Our product mix in the Pacific Northwest is heavily weighted to sawtimber, which is sold to domestic wood products facilities as well as into export markets primarily serving Pacific Rim markets.
We estimate that the gross timber inventory and merchantable timber inventory of our Pacific Northwest timberlands was 2,164 MMBF and 666 MMBF, respectively, as of September 30, 2015. We estimate that the sustainable yield of our Pacific Northwest timberlands is approximately 165 MMBF (or 1.3 million tons) annually. However, due to historical harvesting in excess of our sustainable yield in this region, we anticipate reducing the harvest level in our Pacific Northwest timberlands to 125 MMBF (or 1.0 million tons) by 2017 and maintaining that level for approximately five years thereafter in order to allow for inventory replenishment and age class smoothing. We expect to gradually reach our long-term sustainable yield of 165 MMBF (or 1.3 million tons) during the course of the next full rotation cycle. We expect that the average annual harvest volume of our Pacific Northwest timberlands over the next five years (2016 to 2020) will be approximately 130 MMBF (or 1.0 million tons). For additional information, see Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield.
In 2015, we acquired approximately 6,000 acres of timberlands in the Pacific Northwest region. For additional information, see Note 3 — Timberland Acquisitions.
The following table provides a breakdown of our Pacific Northwest timberland acreage and timber inventory by product and age class as of September 30, 2015 (inventory volumes are estimated at December 31 to calculate a depletion rate for the upcoming year):

(volumes in MBF or SGT as noted)
Age Class	Acres (000’s)	Softwood Pulpwood (b)	Softwood Sawtimber (a)	Total
Commercial Forest
0 to 4 years (a)	38	—	—	—
5 to 9 years	51	—	—	—
10 to 14 years	39	—	—	—
15 to 19 years	20	—	—	—
20 to 24 years	23	33,201	81,716	114,917
25 to 29 years	43	77,944	352,564	430,508
30 to 34 years	34	79,726	465,208	544,934
35 to 39 years	16	39,045	245,635	284,680
40 to 44 years	7	19,512	137,611	157,123
45 to 49 years	2	6,830	47,170	54,000
50+ years	6	16,561	128,947	145,508
Total Commercial Forest	279	272,819	1,458,851	1,731,670
Non-Commercial Forest (c)	6	4,041	28,111	32,152
Productive Forested Acres	285
Restricted Forest (d)	48	47,896	352,750	400,646
Total Forested Acres and Gross Inventory	333	324,756	1,839,712	2,164,468
Plus: Non-Forested Acres (e)	40
Gross Acres	373
Less: Pre-Merchantable Age Class Inventory (f)				(1,091,446)
Less: Volume in Environmentally Sensitive/Legally Restricted Areas				(407,023)
Merchantable Timber Inventory (MBF)				665,999
Conversion factor for MBF to SGT				7.99
Merchantable Timber Inventory (SGT)				5,321,332

(a)	0 to 4 years includes clearcut acres not yet replanted.

(b)	Includes a negligible amount of red alder hardwood.

(c)	Includes non-commercial forests with limited productivity.

(d)	Includes significant portions of riparian management zones, legally restricted forests, and environmentally sensitive areas.

(e)	Includes core riparian management zones, roads, rights of way, and all other non-forested areas.

(f)	Includes commercial forest and non-commercial forest inventory that is less than 35 years old.

New Zealand Timber
As of December 31, 2015, our New Zealand timberlands consisted of approximately 439,000 acres (including approximately 254,000 acres of leased lands), of which approximately 299,000 acres (including approximately 164,000 acres of leased lands) were designated as productive or plantation acres, meaning land that is capable of growing merchantable timber and where the harvesting of timber is not constrained by physical, environmental or regulatory restrictions. The leased acres are generally leased through long-term arrangements including Crown Forest Licenses (“CFLs”), forestry rights and other leases. Our New Zealand timberlands serve a domestic sawmilling market and also export logs to Pacific Rim markets.
Our New Zealand timber operations are conducted by Matariki Forestry Group, a joint venture with Phaunos Timber Fund Limited. In April 2013, we acquired an additional 39% interest in the New Zealand JV, bringing our total ownership to 65%. As a result, the New Zealand JV’s results of operations have been consolidated and comprise the New Zealand Timber segment. The minority owner’s interest in the New Zealand JV and its earnings are reported as noncontrolling interest in our financial statements. Rayonier’s wholly-owned subsidiary, Rayonier New Zealand Limited (“RNZ”), serves as the manager of the New Zealand JV. In August 2015, we announced a recapitalization of the New Zealand JV, which will result in our ownership increasing to approximately 77%. We expect this transaction to close in the first quarter of 2016. For additional information, see Note 7 — Joint Venture Investment.
We estimate that the gross timber inventory and merchantable timber inventory of our New Zealand timberlands were both 13.9 million cubic meters as of December 31, 2015. We estimate that the sustainable yield of our New Zealand timberlands is approximately 2 million cubic meters (or 2.3 million tons) annually. We expect that the average annual harvest volume of our New Zealand timberlands over the next five years (2016 to 2020) will be generally in line with our sustainable yield. For additional information, see Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield.
The following table provides a breakdown of our New Zealand timberland acreage and merchantable timber inventory by age class estimated as of December 31, 2015 (inventory volumes at December 31 are used to calculate a depletion rate for the upcoming year):

(volumes in M m3)
Age Class	Acres (000’s)	Pulpwood	Sawtimber	Total
Radiata Pine
0 to 4 years (a)	57	—	—	—
5 to 9 years	44	—	—	—
10 to 14 years	52	—	—	—
15 to 19 years	50	—	—	—
20 to 24 years	35	1,330	4,919	6,249
25 to 29 years	19	1,015	2,843	3,858
30 + years	6	373	828	1,201
Total Radiata Pine	263	2,718	8,590	11,308
Other (b)	36	1,350	1,213	2,563
Forested Acres and Merchantable Timber Inventory	299	4,068	9,803	13,871
Conversion factor for m3 to SGT				1.13
Total Merchantable Timber (thousands of SGT)				15,674
Plus: Non-Productive Acres (c)	140
Gross Acres	439

(a)	0 to 4 years includes clearcut acres not yet replanted.

(b)	Includes primarily Douglas-fir age 30 and over.

(c)	Includes natural forest and other non-planted acres.

Real Estate
All of our U.S. land sales, including HBU and non-HBU, are reported in our Real Estate segment. We report our Real Estate sales in five categories: Improved Development, Unimproved Development, Rural, Non-Strategic / Timberlands and Large Dispositions.
The Improved Development category comprises properties sold for development for which Rayonier, through a taxable REIT subsidiary, has invested in site improvements such as infrastructure, roadways, utilities, amenities and/or other improvements designed to enhance marketability and create parcels, pads and/or lots for sale. The Unimproved Development category comprises properties sold for development for which Rayonier has not invested in site improvements such as infrastructure.
The Rural category comprises properties sold in rural markets to buyers interested in the property for rural residential or recreational use.
The Non-Strategic / Timberlands category includes: 1) sales of non-core timberlands that do not meet our strategic criteria, 2) sales of core timberlands for which we obtain attractive values, and 3) sales of properties to conservation interests that wish to preserve the land for habitat, public recreation, natural growth, buffer zones or other environmental purposes.
In the fourth quarter of 2015, we added a fifth sales category entitled “Large Dispositions.” This category includes sales of timberland that exceed $20 million in size and do not have any identified HBU premium relative to timberland value. Previously, these sales were reported as Non-Strategic / Timberlands. All prior period amounts have been presented to reflect the revised sales categories. Proceeds from Large Dispositions will generally be used to fund capital allocation priorities, which could include share repurchases, debt repayment or acquisitions. Sales designated as Large Dispositions are excluded from our calculation of Adjusted EBITDA and CAD. See Item 7 —Performance and Liquidity Indicators for the definition of Adjusted EBITDA and CAD.
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
In 2015, Trading volume was approximately 1.3 million cubic meters of logs. Approximately 590,000 cubic meters of logs were sourced from outside New Zealand, primarily Australia, of which 90% were undertaken through managed export service arrangements. Approximately 730,000 cubic meters of logs were purchased directly from third parties in New Zealand through procured log arrangements, with 54% purchased from two key suppliers. Approximately 53% of third-party purchases in New Zealand were purchased at spot prices, with the New Zealand JV thereby assuming some price risk on subsequent resale. The remaining 47% were purchased on a fixed margin basis, with the New Zealand JV thereby earning a spread on the resale price irrespective of subsequent price fluctuations. The New Zealand JV generally seeks to mitigate its risk of loss on procured logs by securing export orders prior to or concurrent with its spot purchases of logs.

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
The Consolidated Statements of Cash Flows for 2014 and 2013 have not been restated to exclude Performance Fibers and Wood Products cash flows. Cash flows for the year ended December 31, 2014 also reflect transactions related to the Performance Fibers spin-off, including borrowings to arrange the capital structure prior to the separation, proceeds received upon the spin-off and the use of proceeds to pay down debt and pay a special dividend.
See Note 21 — Discontinued Operations for additional information regarding the spin-off of the Performance Fibers business and sale of the Wood Products business.
Foreign Sales and Operations
Sales from non-U.S. operations originate from our New Zealand Timber and Trading segments and comprised approximately 45% of consolidated 2015 sales. See Note 4 — Segment and Geographical Information for additional information.
Competition
Timber
Timber markets in our Southern and Pacific Northwest regions are relatively fragmented. In the Southern region, we compete with Weyerhaeuser Company, CatchMark Timber Trust and TIMOs such as Hancock Timber Resource Group, Resource Management Service, Forest Investment Associates and Campbell Global, as well as numerous other large and small privately held timber companies. In the Pacific Northwest region, we compete with Weyerhaeuser Company, Hancock Timber Resource Group, Green Diamond Resource Company, Campbell Global, Port Blakely Tree Farms, Pope Resources, the State of Washington Department of Natural Resources and the Bureau of Indian Affairs. In all markets, price is the principal method of competition.
In New Zealand, there are four major private timberland owners — Hancock Natural Resources Group, Kaingaroa Timberlands, Matariki Forests (our New Zealand JV) and Ernslaw One. These owners account for approximately 36% of New Zealand planted forests. The New Zealand JV competes with these and other smaller New Zealand timber companies for supply into New Zealand domestic and export markets, predominantly China, South Korea and India. Logs supplied into Asian markets compete with export supply from both Russia and North America.
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
Customers
In 2015, no individual customer (or group of customers under common control) represented 10% or more of 2015 consolidated sales. As such, there is not a risk that the loss of one customer would have a material adverse effect on our results of operations.

Seasonality
Across all our segments, results are normally not impacted by seasonal changes. However, particularly wet weather in areas of our Southern Timber operations can hinder access for harvesting, thereby temporarily reducing supply in the affected areas and generally strengthening prices. Conversely, extended dry weather in an area tends to suppress prices as timber is more accessible for harvesting.
Environmental Matters
See Item 1A — Risk Factors and Note 22 — Liabilities for Dispositions and Discontinued Operations.
Research and Development
The research and development activities of our timber operations include genetic seedling improvement, growth and yield modeling, and applied silvicultural programs to identify management practices that will improve financial returns from our timberlands. We also contribute to research cooperatives that undertake forestry research and development.
Employee Relations
We currently employ approximately 325 people, of which approximately 240 are in the United States. We believe relations with our employees are satisfactory.
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
Some of the industries in which our end-use customers participate, such as the construction and home building industries, the global pulp, packaging and paper industries and the real estate industry, are cyclical in nature, exposing us to risks beyond our control, including general macroeconomic conditions, both in the U.S. and globally, as well as local economic conditions.
In our Timber segments, the level of new residential construction activity and, to a lesser extent, home repair and remodeling activity, is the primary driver of sawtimber demand. In addition, demand for logs can be affected by the demand for wood chips in the pulp and paper and engineered wood products markets, as well as the bio-energy production markets. The ongoing level of activity in these markets is subject to fluctuation due to future changes in economic conditions, interest rates, credit availability, population growth, weather conditions and other factors. Changes in global economic conditions, such as new timber supply sources and changes in currency exchange rates, foreign interest rates and foreign and domestic trade policies, can also negatively impact demand for our timber and logs. In addition, the industries in which these customers participate are highly competitive and may experience overcapacity or reductions in demand, all of which may affect demand for and pricing of our products. For example, the supply of timber and logs has historically increased during favorable pricing environments, which then causes downward pressure on prices, and can have an adverse effect on our business.
In our Real Estate segment, our inability to sell our HBU properties at attractive prices could have a significant effect on our results of operations. Demand for real estate can be affected by the availability of capital, changes in interest rates, availability and terms of financing, governmental agencies, developers, conservation organizations, individuals and others seeking to purchase our timberlands, our ability to obtain land use entitlements and other permits necessary for our development activities, local real estate market economic conditions, competition from other sellers of land and real estate developers, the relative illiquidity of real estate investments, employment rates, new housing starts, population growth, demographics and federal, state and local land use, zoning and environmental protections laws or regulations (including any changes in laws or regulations). In addition, changes in investor interest in purchasing timberlands could reduce our ability to execute sales of non-strategic timberlands.
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
Entitlement and development of real estate entail extensive approval processes involving multiple regulatory jurisdictions. It is common for a project to require multiple approvals, permits and consents from U.S. federal, state and local governing and regulatory bodies. For example, in Florida, real estate projects must generally comply with the provisions of the Community Planning Act and local land use, zoning and development regulations. In addition, development projects in Florida that exceed certain specified regulatory thresholds (and are not located in a jurisdiction classified as a dense urban land area) may require approval pursuant to specialized Comprehensive Plan evaluation and process standards. Compliance with these and other regulations and standards is more time intensive and costly and may require additional long range infrastructure review and approvals which can add to project cost. In addition, development of properties containing delineated wetlands may require one or more permits from the U.S. federal government and/or state and local governmental agencies. Any of these issues can materially affect the cost, timing and economic viability of our real estate projects.

The real estate entitlement process is frequently a political one, which involves uncertainty and often extensive negotiation and concessions in order to secure the necessary approvals and permits. In the U.S., a significant amount of our development property is located in counties in which local governments face challenging issues relating to growth and development, including zoning and future land use, public services, water availability, transportation and other infrastructure, and funding for same, and the requirements of state law, especially in the case of Florida under the Community Planning Act process standards. In addition, anti-development groups are active, especially in Florida, in filing litigation to oppose particular entitlement activities and development projects, and in seeking legislation and other anti-development limitations on real estate development activities. We expect this type of anti-development activity to continue in the future.
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

The impact of existing regulatory restrictions on future harvesting activities may be significant. U.S. federal, state and local laws and regulations, as well as those of other countries, which are intended to protect threatened and endangered species, as well as waterways and wetlands, limit and may prevent timber harvesting, road building and other activities on our timberlands. Restrictions relating to threatened and endangered species apply to activities that would adversely impact a protected species or significantly degrade its habitat. The size of the restricted area varies depending on the protected species, the time of year and other factors, but can range from less than one acre to several thousand acres. A number of species that naturally live on or near our timberlands, including, among others, the northern spotted owl, marbled murrelet, several species of salmon and trout in the Pacific Northwest, and the red cockaded woodpecker, red hills salamander and eastern indigo snake in the Southeast, are protected under the Federal Endangered Species Act (the “ESA”) or similar U.S. federal and state laws. A significant number of other species, such as the southeastern gopher tortoise and certain species of southern pine snake are currently under review for possible protection under the ESA. As we gain additional information regarding the presence of threatened or endangered species on our timberlands, or if other regulations, such as those that require buffers to protect water bodies, become more restrictive, the amount of our timberlands subject to harvest restrictions could increase.
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
The markets in which we operate are highly competitive, and we compete with companies that have substantially greater financial resources than we do in each of these businesses. The competitive pressures relating to our Timber segments are primarily driven by quantity of product supply and quality of the timber offered by competitors in the domestic and export markets, each of which may impact pricing. With respect to our Real Estate segment, we compete with other owners of entitled and unentitled properties. Each property has unique attributes, but overall quantity of supply and price for residential, commercial, industrial and rural properties in the geographic areas in which we operate are the most significant competitive drivers. The market in which our Trading segment operates remains very competitive with over 20 entities competing for export log supply at different ports across New Zealand.
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
Due to the REIT income distribution requirements, we rely significantly on external sources of capital to finance growth and acquisitions. Both our ability to obtain financing and the related costs of borrowing are affected by a number of factors, many of which are outside of our control, including a decline in general market conditions, decreased market liquidity, a downgrade to our public debt rating, increases in interest rates, an unfavorable market perception of our growth potential, a decrease in our current or estimated future earnings or a decrease in the market price of our common stock. If capital is not available when needed, or is available only on unfavorable terms relative to other timberland REITs or TIMOs, or not at all, we may be unable to complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures. As of December 31, 2015, our credit ratings from S&P and Moody’s Investors Service (Moody’s) were BBB- and Baa2, respectively. Any combination of the factors described above, including our failure to maintain our investment grade credit rating, could prevent us from obtaining the capital we require on terms that are acceptable to us, or at all, which could adversely affect our business, liquidity and competitive position.
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
There are risks to the Company associated with the spin-off of our Performance Fibers business.
The Company faces a number of risks related to the spin-off of our Performance Fibers business on June 27, 2014, including the following:

•
We may not achieve the expected benefits from the spin-off. After the spin-off, we believe that we will be able to, among other things, better focus our financial and operational resources, and design and implement corporate strategies and policies targeted toward our specific businesses’ growth profile and strategic priorities, implement and maintain a capital structure designed to meet our specific needs and more effectively respond to industry dynamics. However, the Company may not achieve some or all of the expected benefits of the spin-off, and the spin-off could lead to disruption of our operations, loss of, or inability to recruit or retain, key personnel needed to operate and grow our business. If we fail to achieve some or all of the benefits that we expect to achieve as a standalone company, or do not achieve them in a timely or cost-effective manner, our business, financial condition and results of operations could be materially and adversely affected.

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
We sponsor defined benefit pension plans, which cover a portion of our salaried and hourly employees. The Federal Pension Protection Act of 2006 requires that certain capitalization levels be maintained in each of these benefit plans. At December 31, 2015, our qualified plan was underfunded by $32 million, but we are not subject to any pension contribution requirements in 2016. Because it is unknown what the investment return on pension assets will be in future years or what interest rates may be at any point in time, we cannot provide any assurance that applicable law will not require us to make future material plan contributions. Any such contributions could adversely affect our financial condition. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Use of Estimates for additional information about these plans, including funding status.

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
We continually monitor and test our compliance with all REIT requirements. In particular, we regularly test our compliance with the REIT “asset tests,” which require generally that, at the close of each calendar quarter, (1) at least 75% of the market value of our total assets must consist of REIT-qualifying interests in real property (such as timberlands), including leaseholds and options to acquire real property and leaseholds, as well as cash and cash items and certain other specified assets, (2) no more than 25% of the market value of our total assets may consist of other assets that are not qualifying assets for purposes of the 75% test in clause (1) above and (3) for calendar years prior to 2018, no more than 25% of the market value of our total assets may consist of the securities of one or more “taxable REIT subsidiaries.”
If in any taxable year we fail to qualify as a REIT, we will not be allowed a deduction for dividends paid to shareholders in computing our taxable income and we will be subject to U.S. federal income tax on our REIT taxable income. In addition, we will be disqualified from qualification as a REIT for the four taxable years following the year during which the qualification was lost, unless we are entitled to relief under certain provisions of the Code. As a result, our net income and the cash available for distribution to our shareholders could be reduced for up to five years or longer, which could have a material adverse effect on our financial condition.
As of December 31, 2015, Rayonier is in compliance with the asset tests described above.
If we fail to remain qualified as a REIT, we may need to borrow funds or liquidate some investments or assets to pay any resulting additional tax liability. Accordingly, cash available for distribution to our shareholders would be reduced.

Certain of our business activities are potentially subject to prohibited transactions tax.
As a REIT, we will be subject to a 100% tax on any net income from “prohibited transactions.” In general, prohibited transactions are sales or other dispositions of property to customers in the ordinary course of business. Sales of logs, and dealer sales of timberlands or other real estate, constitute prohibited transactions.
We intend to avoid the 100% prohibited transactions tax by conducting activities that would otherwise be prohibited transactions through one or more taxable REIT subsidiaries. We may not, however, always be able to identify timberland properties that become part of our “dealer” real estate sales business. Therefore, if we sell timberlands which we incorrectly identify as property not held for sale to customers in the ordinary course of business or which subsequently become properties held for sale to customers in the ordinary course of business, we may be subject to the 100% prohibited transactions tax.
Our cash dividends are not guaranteed and may fluctuate.
Generally, REITs are required to distribute 90% of their ordinary taxable income, but not their net capital gains income. Accordingly, we do not generally believe that we are required to distribute material amounts of cash since substantially all of our taxable income is generally treated as capital gains income. However, a REIT must pay corporate level tax on its undistributed taxable income and capital gains.
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
In order to qualify as a REIT, an entity cannot have five or fewer individuals who own, directly or indirectly after applying attribution of ownership rules, 50% or more of the value of its outstanding shares during the last six months in each calendar year. Although it is not required by law or the REIT provisions of the Code, almost all REITs have adopted ownership and transfer restrictions in their articles of incorporation or organizational documents which seek to assure compliance with that rule. While we are not in violation of the ownership rules, we do not have, nor do we have any current plans to adopt, share ownership and transfer restrictions. As such, the possibility exists that five or fewer individuals could acquire 50% or more of the value of our outstanding shares, which could result in our disqualification as a REIT.

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES

The following table provides a breakdown of our timberland holdings as of September 30, 2015 and December 31, 2015:

(acres in 000s)	As of September 30, 2015			As of December 31, 2015
	Owned	Leased	Total	Owned	Leased	Total
Southern
Alabama	302	24	326	302	24	326
Arkansas	—	17	17	—	15	15
Florida	280	93	373	275	93	368
Georgia	573	120	693	571	109	680
Louisiana	148	1	149	149	1	150
Mississippi	91	—	91	91	—	91
Oklahoma	92	—	92	92	—	92
Tennessee	1	—	1	1	—	1
Texas	154	—	154	153	—	153
	1,641	255	1,896	1,634	242	1,876

Pacific Northwest
Oregon	6	—	6	6	—	6
Washington	366	1	367	366	1	367
	372	1	373	372	1	373

New Zealand (a)	185	259	444	185	254	439
Total	2,198	515	2,713	2,191	497	2,688

(a)
Represents legal acres owned and leased by the New Zealand JV, in which Rayonier owns a 65% interest. As of December 31, 2015, legal acres in New Zealand were comprised of 299,000 plantable acres and 140,000 non-productive acres.

The following tables detail activity for owned and leased acres in our timberland holdings by state from December 31, 2014 to December 31, 2015:

(acres in 000s)	Acres Owned
	December 31, 2014	Acquisitions	Sales	Other (a)	December 31, 2015
Southern
Alabama	309	—	(7)	—	302
Florida	281	3	(9)	—	275
Georgia	575	1	(5)	—	571
Louisiana	126	25	(2)	—	149
Mississippi	91	—	—	—	91
Oklahoma	92	—	—	—	92
Tennessee	1	—	—	—	1
Texas	158	—	(5)	—	153
	1,633	29	(28)	—	1,634

Pacific Northwest
Oregon	—	6	—	—	6
Washington	371	—	(5)	—	366
	371	6	(5)	—	372

New Zealand (b)	185	—	—	—	185
Total	2,189	35	(33)	—	2,191

(a)	Includes changes in classifications between acres owned and leased.

(b)	Represents legal acres owned by the New Zealand JV, in which Rayonier has a 65% interest.

(acres in 000s)	Acres Leased
	December 31, 2014	New Leases	Expired Leases (a)	Other (b)	December 31, 2015
Southern
Alabama	24	—	—	—	24
Arkansas	18	—	(3)	—	15
Florida	105	—	(12)	—	93
Georgia	125	—	(16)	—	109
Louisiana	1	—	—	—	1
	273	—	(31)	—	242

Pacific Northwest
Washington	1	—	—	—	1

New Zealand (c)	266	2	(2)	(12)	254
Total	540	2	(33)	(12)	497

(a)	Includes acres previously under lease that have been harvested.

(b)	Includes activity for the sale / relinquishment of leased acres and adjustments for land mapping reviews.

(c)	Represents legal acres leased by the New Zealand JV, in which Rayonier has a 65% interest.

Timberland Leases
U.S. timberland leases typically have initial terms of approximately 30 to 65 years, with renewal provisions in some cases. New Zealand timberland lease terms typically range between 30 and 99 years. New Zealand lease arrangements are generally comprised of Crown Forest Licenses (“CFLs”) and forestry rights. A CFL is a license arrangement with the New Zealand government to use public or government-owned land to operate a commercial forest. CFLs generally extend indefinitely and may only be terminated upon a 35-year termination notice from the government. If no termination notice is given, the CFLs renew automatically each year for a one-year term. Alternatively, some CFLs extend for a specific term. A forestry right is a license arrangement with a private entity or native tribal group to use their lands to operate a commercial forest. Forestry rights terminate either upon the issuance of a termination notice, which can last 35 to 45 years, or completion of harvest.
As of December 31, 2015, the New Zealand JV has four CFLs comprising 20,000 acres under termination notice, terminating in 2034, two in 2044 and 2049, and two fixed-term CFLs comprising 3,000 acres expiring in 2062. Additionally, the New Zealand JV has two forestry rights comprising 10,000 acres under termination notice, terminating in 2028 and 2031.
The following table details the Company’s acres under lease as of December 31, 2015 by type of lease and estimated lease expiration:

(acres in 000s)
Location	Type of Lease	Total	2016 - 2025	2026 - 2035	2036 - 2045	Thereafter
Southern U.S.	Fixed Term	217	158	13	40	6
	Fixed Term with Renewal Option	25	24	1	—	—
Pacific Northwest	Fixed Term	1	1	—	—	—
New Zealand	CFL - Perpetual (a) (b)	87	87	—	—	—
	CFL - Fixed Term (a)	3	—	—	—	3
	CFL - Terminating (a)	20	—	3	16	1
	Forestry Right (a)	128	28	29	2	69
	Fixed Term	16	—	—	1	15
Total Acres under Long-term Leases		497	298	46	59	94

(a)	Estimated lease expiration / termination based on the earlier of: (1) the scheduled expiration / termination date, or (2) the estimated year of final harvest before such expiration / termination date.

(b)	Perpetual CFLs are under automatic annual renewal pending Treaty of Waitangi settlement.
The following table details the Company’s estimated leased acres, lease expirations and lease costs over the next five years:

(acres and dollars in 000s, except per acre amounts)
Location		2016	2017	2018	2019	2020
Southern U.S.
	Leased Acres Expiring	4	59	19	17	5
	Year-end Leased Acres	238	179	160	143	138
	Estimated Annual Lease Cost (a)	$6,871	$6,696	$5,205	$4,731	$4,298
	Average Lease Cost per Acre	$25.17	$26.37	$30.65	$30.57	$30.22
Pacific Northwest (b)
	Leased Acres Expiring	—	1	—	—	—
	Year-End Leased Acres	1	—	—	—	—
New Zealand
	Leased Acres Expiring	1	17	1	1	—
	Year-end Leased Acres	253	236	235	234	234
	Estimated Annual Lease Cost (a)	$4,303	$4,177	$4,167	$4,143	$4,134
	Average Lease Cost per Acre	$21.04	$20.82	$20.87	$20.73	$21.08

(a)	Represents capitalized and expensed lease payments.

(b)	The 659 acre lease in the Pacific Northwest expires in 2017 and does not require a lease payment.

Other Non-Timberland Leases
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

The information set forth under “Contingencies” in Note 10 in the notes to the consolidated financial statements under Item 8 of Part II of this report “Financial Statements and Supplementary Data,” is incorporated herein by reference.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Prices of our Common Shares; Dividends
The table below reflects, for the quarters indicated, the dividends declared per share and the highest and lowest intraday sales prices of our common shares as reported in the consolidated transaction reporting system of the NYSE, the only exchange on which our shares are listed, under the trading symbol RYN, adjusted as described below.
On June 27, 2014, we spun off our Performance Fibers business to our shareholders as a newly formed publicly traded company named Rayonier Advanced Materials. On June 27, 2014, the shareholders of record received one share of Rayonier Advanced Materials common stock for every three common shares of Rayonier held as of the close of business on the record date of June 18, 2014. The high end of the second quarter 2014 range as well as the first quarter 2014 range in the following table reflects share prices adjusted for the spin-off. Dividends for the first and second quarter 2014 have also been adjusted for the spin-off.

	High	Low	Dividends
2015
Fourth Quarter	$24.83	$21.83	$0.25
Third Quarter	$26.49	$21.84	$0.25
Second Quarter	$27.03	$24.70	$0.25
First Quarter	$29.88	$26.19	$0.25
2014
Fourth Quarter	$34.04	$25.87	$0.25
Third Quarter	$35.79	$30.46	$0.80	(a)
Second Quarter	$36.44	$34.76	$0.37
First Quarter	$35.29	$30.46	$0.37

(a)	Third quarter 2014 dividends included a $0.50 per share special dividend related to restricted cash proceeds received from Rayonier Advanced Materials in connection with the spin-off.
The table below summarizes the tax characteristics of the dividend paid to shareholders on a percentage basis for the three years ended December 31, 2015:

	2015	2014	2013
Total cash dividend per common share	$1.00	$2.03	$1.86
Tax characteristics:
Capital gain	90.47%	79.28%	38.71%
Qualified	—	—	61.29%
Non-dividend distribution	9.53%	20.72%	—
Holders
There were approximately 6,873 shareholders of record of our Common Shares on February 19, 2016.
Securities Authorized for Issuance Under Equity Compensation Plans
See Note 16 — Incentive Stock Plans for information on securities that are authorized for issuance under The Rayonier Incentive Stock Plan (“the Stock Plan”).
Shelf Registrations
In May 2004, we completed a Form S-4 acquisition shelf registration to offer and issue 7.0 million common shares for the acquisition of other businesses, assets or properties. As of December 31, 2015, no common shares have been offered or issued under the Form S-4 shelf registration. In April 2015, we filed a universal shelf registration giving us the ability to issue and sell an indeterminate amount of various types of debt and equity securities. As of December 31, 2015, no securities have been offered or issued under the universal shelf registration.

Issuer Repurchases
In June 2015, the Board of Directors approved the repurchase of up to $100 million of Rayonier’s common shares (the “share repurchase program”) to be made at management’s discretion. A total of 1,034,713 shares were repurchased under this program in the fourth quarter of 2015. No remaining shares were available for repurchase under this program as of December 31, 2015.
In 1996, we began a Common Share repurchase program (the “anti-dilutive program”) to minimize the dilutive effect of our employee incentive stock plans on earnings per share. This program limits the number of shares that may be purchased each year to the greater of 1.5% of outstanding shares at the beginning of the year or the number of incentive shares issued to employees during the year. In October 2000, July 2003 and October 2011, our Board of Directors authorized the purchase of additional shares in the program totaling 2.1 million shares. The anti-dilutive program does not have an expiration date. There were no shares purchased under this program in the fourth quarter of 2015 and there were 3,836,655 shares available for purchase at December 31, 2015.
The following table provides information regarding our purchases of Rayonier common stock during the quarter ended December 31, 2015:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (c)
October 1 to October 31	17,000	22.00	17,000	4,906,605
November 1 to November 30	478,081	23.55	478,081	4,399,347
December 1 to December 31	540,580	23.15	539,632	3,836,655
Total	1,035,661		1,034,713	3,836,655

(a)
Includes 948 shares of the Company’s common stock purchased in December, respectively, from employees in non-open market transactions. The shares of stock were sold by current and former employees of the Company in exchange for cash that was used to pay withholding taxes associated with the vesting of restricted stock awards under the Company’s stock incentive plan. The price per share surrendered is based on the closing price of the company’s stock on the respective vesting dates of the awards.

(b)	Purchases made in open-market transactions under the $100 million share repurchase program announced on June 16, 2015.

(c)	Maximum number of shares authorized to be purchased as of December 31, 2015 include 3,836,655 under the 1996 anti-dilutive program.

Stock Performance Graph
The following graph compares the performance of Rayonier’s Common Shares (assuming reinvestment of dividends) with a broad-based market index (Standard & Poor’s (“S&P”) 500), and two industry-specific indices (the Financial Times Stock Exchange (“FTSE”) National Association of Real Estate Investment Trusts (“NAREIT”) All Equity REITs Index and the S&P 1500 Paper and Forest Products Index). This graph has been adjusted to reflect the spin-off of the Performance Fibers business in 2014.
The table and related information shall not be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

$250
$200
$150
$100
$50
$0
Dec-10
Dec-11
Dec-12
Dec-13
Dec-14
Dec-15
Rayonier Inc.
S&P 500
FTSE NAREIT All Equity REITs
S&P 1500 Paper & Forest Products Index

The data in the following table was used to create the above graph as of December 31:

	2010	2011	2012	2013	2014	2015
Rayonier Inc.	$100	$132	$159	$134	$126	$104
S&P 500®	100	102	118	157	178	181
FTSE NAREIT All Equity REITs	100	108	130	133	171	176
S&P© 1500 Paper & Forest Products Index	100	109	144	184	199	158

Item 6.	SELECTED FINANCIAL DATA
The following financial data should be read in conjunction with our Consolidated Financial Statements.

	At or For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(dollar amounts in millions, except per share data)
Profitability:
Sales (a)	$544.9	$603.5	$659.7	$378.6	$391.3
Operating income (a)(b)	77.8	98.3	108.7	32.1	55.1
Income from continuing operations attributable to Rayonier Inc. (a)(b)	46.2	55.9	103.9	16.8	58.3
Diluted earnings per common share from continuing operations	0.37	0.43	0.80	0.13	0.47

Financial Condition:
Total assets (a)	$2,319.3	$2,453.1	$3,685.5	$3,123.0	$2,569.3
Total debt (a)	833.9	751.6	1,574.2	1,270.1	847.3
Shareholders’ equity	1,361.7	1,575.2	1,755.2	1,438.0	1,323.1
Shareholders’ equity — per share	11.09	12.51	13.90	11.66	10.84

Cash Flows:
Cash provided by operating activities	$177.2	$320.4	$546.8	$447.7	$433.7
Cash used for investing activities	166.3	196.7	470.5	474.7	490.1
Cash used for (provided by) financing activities	116.5	161.4	157.1	(229.0)	215.1
Depreciation, depletion and amortization	113.7	120.0	116.9	84.6	76.5
Cash dividends paid	124.9	257.5	237.0	206.6	185.3
Dividends paid — per share	$1.00	$2.03	$1.86	$1.68	$1.52

Non-GAAP Financial Measures:
Adjusted EBITDA (c)
Southern Timber	$101.0	$97.9	$87.2	$76.1	$56.7
Pacific Northwest Timber	21.7	50.8	54.1	42.8	49.0
New Zealand Timber	33.0	46.0	38.3	2.2	4.4
Real Estate (d)	70.8	48.4	57.8	44.8	39.2
Trading	1.2	1.7	1.8	(0.1)	1.5
Corporate and other	(19.7)	(31.3)	(45.3)	(44.4)	(39.5)
Total Adjusted EBITDA (c)(d)	$208.0	$213.5	$193.9	$121.4	$111.3

Other:
Timberland and real estate acres — owned, leased, or managed, in millions of acres	2.7	2.7	2.7	2.7	2.7

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
Selected Operating Data:
Timber
Sales volume (thousands of tons)
Southern	5,492	5,296	5,292	5,322	4,741
Pacific Northwest (e)	1,243	1,664	1,979	1,947	1,665
New Zealand Domestic (f)	1,346	1,462	1,271	—	—
New Zealand Export (f)	1,065	898	651	—	—
Total Sales Volume	9,146	9,320	9,193	7,269	6,406
Real Estate — acres sold
Development (Improved)	74	—	45	—	—
Development (Unimproved)	699	852	281	261	606
Rural	8,754	18,077	13,833	13,307	10,880
Non-Strategic / Timberlands	23,602	6,363	13,360	17,355	9,824
Large Dispositions (g)(h)	—	19,556	149,428	—	6,308
Total Acres Sold	33,129	44,848	176,947	30,923	27,618

(a)	On April 4, 2013, the Company increased its interest in the New Zealand JV to 65% and began consolidating the New Zealand JV's results of operations and balance sheet.

(b)	The 2013 results included a $16.2 million gain related to the consolidation of the New Zealand JV.

(c)
Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of land and real estate sold, costs related to shareholder litigation, costs related to spin-off of the Performance Fibers business, internal review and restatement costs, large dispositions, discontinued operations, and the gain related to the consolidation of the New Zealand joint venture.

(d)	Previously reported Adjusted EBITDA for 2014, 2013 and 2011 has been restated to exclude large dispositions.

(e)	2013 and prior results include sales volumes from New York timberlands.

(f)	New Zealand sales volume for 2013 includes volumes sold subsequent to the April 2013 consolidation.

(g)
Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have any identified HBU premium relative to timberland value. Sales designated as Large Dispositions are excluded from our calculation of Adjusted EBITDA and CAD.

(h)	The 2013 results included a fourth quarter sale of approximately 128,000 acres of New York timberlands.

Reconciliation of Operating Income (Loss) by Segment to Adjusted EBITDA by Segment
(dollars in millions)

		Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and other	Total
2015
Operating income (loss)		$46.7	$6.9	$2.8	$44.3	$1.2	($24.1)	$77.8
Less:	Non-operating expense	—	—	—	—	—	(0.1)	(0.1)
Add:	Depreciation, depletion and amortization	54.3	14.8	29.7	14.5	—	0.4	113.7
Add:	Non-cash cost of land and real estate sold	—	—	0.5	12.0	—	—	12.5
Add:	Costs related to shareholder litigation (a)	—	—	—	—	—	4.1	4.1
Adjusted EBITDA (b)		$101.0	$21.7	$33.0	$70.8	$1.2	($19.7)	$208.0
2014
Operating income (loss)		$45.7	$29.5	$9.5	$47.5	$1.7	($35.6)	$98.3
Add:	Depreciation, depletion and amortization	52.2	21.3	32.2	13.4	—	0.9	120.0
Add:	Non-cash cost of land and real estate sold	—	—	4.3	8.9	—	—	13.2
Less:	Large dispositions (c)	—	—	—	(21.4)	—	—	(21.4)
Add:	Internal review and restatement costs	—	—	—	—	—	3.4	3.4
Adjusted EBITDA (b)		$97.9	$50.8	$46.0	$48.4	$1.7	($31.3)	$213.5
2013
Operating income (loss)		$37.8	$32.7	$10.6	$55.9	$1.8	($30.1)	$108.7
Add:	Depreciation, depletion and amortization	49.4	21.4	27.7	17.4	—	1.0	116.9
Add:	Non-cash cost of land and real estate sold	—	—	—	10.2	—	—	10.2
Less:	Large dispositions (c)	—	—	—	(25.7)	—	—	(25.7)
Less:	Gain related to consolidation of New Zealand JV	—	—	—	—	—	(16.2)	(16.2)
Adjusted EBITDA (b)		$87.2	$54.1	$38.3	$57.8	$1.8	($45.3)	$193.9
2012
Operating income (loss)		$23.4	$20.6	$2.0	$32.0	($0.1)	($45.8)	$32.1
Add:	Depreciation, depletion and amortization	52.7	22.2	0.2	8.1	—	1.4	84.6
Add:	Non-cash cost of land and real estate sold	—	—	—	4.7	—	—	4.7
Adjusted EBITDA (b)		$76.1	$42.8	$2.2	$44.8	($0.1)	($44.4)	$121.4
2011
Operating income (loss)		$13.4	$29.5	$4.2	$47.3	$1.5	($40.8)	$55.1
Add:	Depreciation, depletion and amortization	43.3	19.5	0.2	12.2	—	1.3	76.5
Add:	Non-cash cost of land and real estate sold	—	—	—	4.3	—	—	4.3
Less:	Large dispositions (c)	—	—	—	(24.6)	—	—	(24.6)
Adjusted EBITDA (b)		$56.7	$49.0	$4.4	$39.2	$1.5	($39.5)	$111.3

(a)
Costs related to shareholder litigation include expenses incurred as a result of the securities litigation, the shareholder derivative demands and the Securities and Exchange Commission investigation. See Note 10 - Contingencies.

(b)
Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of land and real estate sold, costs related to shareholder litigation, costs related to spin-off of the Performance Fibers business, internal review and restatement costs, large dispositions, discontinued operations, and the gain related to the consolidation of the New Zealand joint venture.

(c)	Large Dispositions include sales of timberland that exceed $20 million in size and do not have any identified HBU premium relative to timberland value.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
Our Company
We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive timber growing regions in the U.S. and New Zealand. Our revenues, operating income and cash flows are primarily derived from the following core business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate and Trading. We own or lease under long-term agreements approximately 2.3 million acres of timberland and real estate in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, Oklahoma, Oregon, Tennessee, Texas and Washington. We also have a 65% ownership interest in Matariki Forestry Group, a joint venture (“New Zealand JV”), that owns or leases approximately 0.4 million gross acres (0.3 million net plantable acres) of New Zealand timberlands.
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
Current Year Developments
On June 16, 2015, we announced approval by our Board of Directors of a $100 million share repurchase program. Under this program, we repurchased approximately 4.2 million shares at an average price of $23.79 per share and completed the program in December 2015.
During 2015, we acquired approximately 35,000 acres of timberlands primarily in Florida, Georgia, Louisiana, Mississippi and Oregon for $88.5 million. We also acquired forestry rights covering approximately 1,800 acres of timberland with mature timber in New Zealand for $9.9 million. For additional information, see Note 3 — Timberland Acquisitions.
On August 5, 2015 we entered into a credit agreement with CoBank, ACB, as administrative agent, and a syndicate of Farm Credit institutions and other commercial banks to provide $550 million of new credit facilities, including a five-year $200 million revolving credit facility and a nine-year $350 million term loan facility. These new credit facilities were used to refinance the company’s existing revolving credit facility and senior exchangeable notes due in August 2015. We also intend to use the credit facilities to fund a capital infusion into the company’s New Zealand JV for repayment of JV indebtedness. We expect this transaction to close in first quarter 2016. For additional information, see Note 5 — Debt.
Industry and Market Conditions
In 2015, pricing in the South was comparable to 2014 while pricing in the Pacific Northwest was negatively impacted by weaker demand from China and the shutdown of some local mills. We continue to believe that U.S. housing starts will improve gradually, but that in 2016 we will not reach conditions favorable to significantly improve sawlog pricing. In our New Zealand Timber segment, domestic pricing was generally comparable to 2014 while we experienced decreased export demand throughout most of the year with some recovery in the fourth quarter. We expect 2016 average prices in New Zealand to be broadly in line with 2015 average prices.
In Real Estate, we expect steady demand for rural properties and a strengthening interest in selected development properties, particularly as we begin to sell parcels within our East Nassau mixed-used development project.

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
An annual depletion rate is established for each particular region by dividing the cost of merchantable inventory by standing merchantable inventory volume. Pre-merchantable records are maintained for each planted year age class, recording acres planted, stems per acre and costs of planting and tending.
Significant assumptions and estimates are used in the recording of timber inventory and depletion costs. Factors that can impact timber volume include weather changes, losses due to natural causes, differences in actual versus estimated growth rates and changes in the age when timber is considered merchantable. A 3% company-wide change in estimated standing merchantable inventory would cause an estimated change of approximately $2.4 million to 2016 depletion expense.
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
Acquisitions of timberland can also affect the depletion rate. Upon the acquisition of timberland, we make a determination whether to combine the newly acquired merchantable timber with an existing depletion pool or to create a new pool. The determination is based on the geographic location of the new timber, the customers/markets that will be served and species mix. During 2015, we acquired approximately 35,000 acres of timberlands primarily in Florida, Georgia, Louisiana, Mississippi and Oregon. We also acquired forestry rights covering approximately 1,800 acres of timberlands in New Zealand. These acquisitions increased 2015 depletion expense by $1.5 million and are expected to increase 2016 depletion expense by approximately $2.2 million.
Capitalized costs included in timber basis
Timber is stated at the lower of cost or market value. Costs relating to acquiring, planting and growing timber including real estate taxes, site preparation and direct support costs relating to facilities, vehicles and supplies are capitalized. Annual lease payments are also capitalized if the remaining lease term is greater than five years. Lease payments made within five years of expiration are expensed as incurred. Payroll costs are capitalized for time spent on timber growing activities, while interest or any other intangible costs are not capitalized.
Revenue recognition for timber sales
Revenue from the sale of timber is recognized when title passes to the buyer. We utilize two primary methods or sales channels for the sale of timber: a stumpage model and a delivered log model. The sales method the Company employs depends upon local market conditions and which method management believes will provide the best overall margins. Under the stumpage model, standing timber is sold generally under pay-as-cut contracts, with specified duration (typically one year or less) and fixed prices, whereby revenue is recognized as timber is severed and the sales volume is determined. We also sell stumpage under lump-sum contracts where the Company receives cash for the full agreed value of the timber prior to harvest and title and risk of loss pass to the buyer upon signing the contract. Any uncut timber remaining at the end of the contract period reverts to the Company. We recognize revenue for lump-sum timber sales when cash is received, the contract is signed and title and risk of loss pass to the buyer. A third type of stumpage sale is an agreed-volume sale whereby revenue is recognized as periodic physical observations are made of the percentage of acreage harvested.
Under the delivered log model, the Company hires third-party loggers and haulers to harvest timber and deliver it to a buyer. Revenue is recognized when the logs are delivered and title and risk of loss transfer to the buyer. Sales of delivered logs generally do not require an initial payment and are made to third-party customers on open credit terms.

In the Trading business, revenue on sales of logs is recognized when title and risk of loss passes to the buyer. For domestic log sales, title and risk are considered passed to the buyer as the logs are delivered to the customer. For export log sales, title and risk are considered passed to the buyer at the time the ship leaves the port.
Non-timber income included in “Other Operating Income, Net” is primarily hunting and recreational leases. Lease income is recognized ratably over the period of the lease.
Revenue recognition for real estate sales
The Company recognizes revenue on sales of real estate generally when cash has been received, the sale has closed, and title and risk of loss have passed to the buyer. Cost of sales associated with real estate sold comprises the cost of the land, the cost of any timber on the property that was conveyed to the buyer, and any closing costs including sales commissions that may be borne by the Company. Costs incurred to obtain land use entitlements or for infrastructure such as utilities, roads or other improvements are charged to cost of sales for a project as a percentage of revenue earned to total anticipated revenue and costs for each project. Sales of improved or entitled land have been limited, but the Company expects such sales to increase in future years.
Determining the adequacy of pension and other postretirement benefit assets and liabilities
We have one qualified non-contributory defined benefit pension plan covering a portion of our employees and an unfunded plan that provides benefits in excess of amounts allowable under current tax law in the qualified plan. The qualified plan is closed to new participants.
In 2015, we recognized $4.6 million of pension and postretirement expense. Numerous estimates and assumptions are required to determine the proper amount of pension and postretirement liabilities and annual expense to record in our financial statements. The key assumptions include discount rate, return on assets, salary increases, health care cost trends, mortality rates, longevity and service lives of employees. Although there is authoritative guidance on how to select most of the assumptions, some degree of judgment is exercised in selecting these assumptions based on input from our actuary. Different assumptions, as well as actual versus expected results, would change the periodic benefit cost and funded status of the benefit plans recognized in the financial statements. See Note 15 — Employee Benefit Plans for additional information.
Realizability of both recorded and unrecorded tax assets and tax liabilities
The Timber and Real Estate operations conducted within our REIT are generally not subject to U.S. income taxation. Prior to the June 27, 2014 spin-off of Rayonier Advanced Materials, our taxable REIT subsidiary operations included the Performance Fibers business. As such, during 2014 and prior periods, our income taxes varied significantly. Therefore, our projection of estimated income tax for the year and our provision for quarterly income taxes, in accordance with generally accepted accounting principles, may have varied significantly. Post-spin, we do not expect significant variability in our effective tax rate and the amount of cash taxes to be paid as the majority of our business operations are conducted within our REIT. However, the assessment of the ability to realize certain deferred tax assets, or estimate deferred tax liabilities, remains subjective. See Note 9 — Income Taxes for additional information about our unrecognized tax benefits.

Summary of our results of operations for the three years ended December 31:

Financial Information (in millions)	2015	2014	2013
Sales
Southern Timber	$139.1	$141.8	$123.8
Pacific Northwest Timber	76.5	102.2	110.5
New Zealand Timber (a)	161.6	182.4	147.7
Real Estate
Development (Improved)	2.6	—	1.6
Development (Unimproved)	6.4	4.8	2.8
Rural	22.7	41.0	27.5
Non-Strategic / Timberlands	54.8	9.5	37.1
Large Dispositions (b)	—	22.0	80.0
Total Real Estate	86.5	77.3	149.0
Trading	81.2	103.7	131.7
Intersegment Eliminations	—	(3.9)	(3.0)
Total Sales	$544.9	$603.5	$659.7

Operating Income
Southern Timber	$46.7	$45.7	$37.8
Pacific Northwest Timber	6.9	29.5	32.7
New Zealand Timber (a)	2.8	9.5	10.6
Real Estate (b)	44.3	47.5	55.9
Trading	1.2	1.7	1.8
Corporate and other (c)	(24.1)	(35.6)	(30.1)
Operating Income	77.8	98.3	108.7
Interest Expense	(31.7)	(44.2)	(40.9)
Interest/Other (Expense) Income	(3.0)	(9.3)	2.4
Income Tax Benefit	0.8	9.6	35.7
Income from Continuing Operations	43.9	54.4	105.8
Discontinued Operations, Net	—	43.4	268.0
Net Income	43.9	97.8	373.8
Less: Net (Loss) Income Attributable to Noncontrolling Interest	(2.3)	(1.5)	1.9
Net Income Attributable to Rayonier Inc.	$46.2	$99.3	$371.9

Adjusted EBITDA (d)
Southern Timber	$101.0	$97.9	$87.2
Pacific Northwest Timber	21.7	50.8	54.1
New Zealand Timber (a)	33.0	46.0	38.3
Real Estate (e)	70.8	48.4	57.8
Trading	1.2	1.7	1.8
Corporate and other	(19.7)	(31.3)	(45.3)
Total Adjusted EBITDA (d)(e)	$208.0	$213.5	$193.9

(a)	2013 included $146.0 million in sales from the consolidation of the New Zealand JV.

(b)	The 2013 results included a fourth quarter sale of approximately 128,000 acres of New York timberland holdings for $57.3 million.

(c)	The 2013 results included a $16.2 million gain related to the consolidation of the New Zealand JV.

(d)	Adjusted EBITDA is a non-GAAP measure defined and reconciled at Item 6 — Selected Financial Data.

(e)	Previously reported 2014 and 2013 Adjusted EBITDA have been restated to exclude large dispositions.

Southern Timber Overview	2015	2014	2013
Sales Volume (in thousands of tons)
Pine Pulpwood	3,614	3,284	3,181
Pine Sawtimber	1,581	1,701	1,676
Total Pine Volume	5,195	4,985	4,857
Hardwood	297	311	435
Total Volume	5,492	5,296	5,292

Percentage Delivered Sales	27%	33%	28%
Percentage Stumpage Sales	73%	67%	72%

Net Stumpage Prices (dollars per ton)
Pine Pulpwood	$18.13	$18.48	$16.12
Pine Sawtimber	27.62	26.45	24.06
Weighted Average Pine	$21.01	$21.20	$18.86
Hardwood	14.65	13.01	12.89
Weighted Average Total	$20.66	$20.72	$18.37

Summary Financial Data (in millions of dollars)
Sales	$139.1	$141.8	$123.8
Less: Cut and Haul	(25.7)	(32.1)	(26.0)
Net Stumpage Sales	$113.4	$109.7	$97.8

Operating Income	$46.7	$45.7	$37.8
Adjusted EBITDA (a)	$101.0	$97.9	$87.2

Other Data
Non-Timber Income, net (in millions of dollars) (b)	$15.2	$13.2	$14.9
Year-End Acres (in thousands)	1,876	1,906	1,893

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled at Item 6 — Selected Financial Data.

(b)	Non-Timber Income is presented net of direct charges and allocated overhead.

Pacific Northwest Timber Overview	2015	2014	2013
Sales Volume (in thousands of tons)
Northwest Pulpwood	308	262	305
Northwest Sawtimber	935	1,402	1,538
Total Northwest Volume	1,243	1,664	1,843
Northeast - New York	—	—	136
Total Volume	1,243	1,664	1,979

Northwest Sales Volume (converted to MBF)
Northwest Pulpwood	29,208	24,761	28,840
Northwest Sawtimber	120,932	178,898	197,431
Total Northwest Volume	150,140	203,659	226,271

Percentage Delivered Sales	88%	55%	56%
Percentage Stumpage Sales	12%	45%	44%

Delivered Log Prices (in dollars per ton)
Northwest Pulpwood	$44.61	$39.20	$37.14
Northwest Sawtimber	72.13	82.05	78.06
Weighted Average Log Price	$64.83	$74.44	$71.08

Summary Financial Data (in millions of dollars)
Sales	$76.5	$102.2	$110.5
Less: Cut and Haul	(35.4)	(30.1)	(35.0)
Net Stumpage Sales	$41.1	$72.1	$75.5

Operating Income	$6.9	$29.5	$32.7
Adjusted EBITDA (a)	$21.7	$50.8	$54.1

Other Data
Non-Timber Income, net (in millions of dollars) (b)	$2.8	$1.7	$2.0
Year-End Acres (in thousands)	373	372	372
Northwest Sawtimber (in dollars per MBF)	$565	$632	$608
Estimated Percentage of Export Volume	22%	25%	26%

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled at Item 6 — Selected Financial Data.

(b)	Non-Timber Income is presented net of direct charges and allocated overhead.

New Zealand Timber Overview (a)	2015	2014	2013
Sales Volume (in thousands of tons)
Domestic Sawtimber (Delivered)	684	644	740
Domestic Pulpwood (Delivered)	434	352	360
Export Sawtimber (Delivered)	982	827	798
Export Pulpwood (Delivered)	83	71	43
Stumpage	228	466	464
Total Volume	2,412	2,360	2,405

Percentage Delivered Sales	91%	80%	81%
Percentage Stumpage Sales	9%	20%	19%

Delivered Log Prices (in dollars per ton)
Domestic Sawtimber	$64.05	$78.15	$73.82
Domestic Pulpwood	$32.00	$37.84	$36.05
Export Sawtimber	$88.59	$111.75	$125.77

Summary Financial Data (in millions of dollars)
Sales	$155.7	$177.3	$185.8
Less: Cut and Haul	(71.5)	(78.9)	(82.0)
Less: Port and Freight Costs	(32.0)	(35.8)	(35.0)
Net Stumpage Sales	$52.2	$62.6	$68.8

Land Sales / Other	$5.9	$5.1	$3.0
Total Sales	$161.6	$182.4	$188.8

Operating Income	$2.8	$9.5	$11.2
Adjusted EBITDA (b)	$33.0	$46.0	$45.9

Other Data
New Zealand Dollar to U.S. Dollar Exchange Rate (c)	0.7031	0.8299	0.8156
Net Plantable Year-End Acres (in thousands)	299	309	314
Domestic Sawtimber (in $NZD per tonne)	$100.47	$103.59	$99.66
Export Sawtimber (in dollars per JAS m3)	$103.49	$129.66	$145.92

(a)
New Zealand Timber was consolidated on April 4, 2013 when we acquired a majority interest in the New Zealand JV. Prior to the acquisition date, we accounted for our 26% interest in the New Zealand JV as an equity method investment. The 2013 information shown above reflects results as if the New Zealand JV had been consolidated for the full year, though information presented elsewhere throughout this Annual Report on Form 10-K reflects results only to the extent they were included in our consolidated financial results.

(b)	Adjusted EBITDA is a non-GAAP measure defined and reconciled at Item 6 — Selected Financial Data.

(c)	Represents the average of the month-end exchange rates for each year.

Real Estate Overview	2015	2014	2013
Sales (in millions of dollars)
Improved Development (a)	2.6	—	1.6
Unimproved Development	6.4	4.8	2.8
Rural	22.7	41.0	27.5
Non-Strategic / Timberlands	54.8	9.5	37.1
Large Dispositions (b)	—	22.0	80.0
Total Sales	$86.5	$77.3	$149.0
Sales (Development and Rural) (d)	$29.1	$45.8	$30.3

Acres Sold
Improved Development (a)	74	—	45
Unimproved Development	699	852	281
Rural	8,754	18,077	13,833
Non-Strategic / Timberlands	23,602	6,363	13,360
Large Dispositions (b)	—	19,556	149,428
Total Acres Sold	33,129	44,848	176,947
Acre Sold (Development and Rural) (d)	9,454	18,929	14,114

Percentage of U.S. South acreage sold (c)	0.6%	1.2%	0.8%

Price per Acre (dollars per acre)
Improved Development (a)	$35,131	—	$34,680
Unimproved Development	9,148	5,623	10,116
Rural	2,588	2,265	1,986
Non-Strategic / Timberlands	2,324	1,498	2,773
Large Dispositions (b)	—	1,125	535
Weighted Average (Total excluding Large Dispositions)	$2,611	$2,186	$2,507
Weighted Average (Development and Rural) (d)	$3,073	$2,417	$2,148

(a)	Reflects land with capital invested in infrastructure improvements.

(b)	Includes 128,000 acres of timberlands in New York sold in the fourth quarter of 2013 for $57.3 million.

(c)	Calculated as Southern development and rural acres sold over U.S. South acres owned.

(d)	Excludes Improved Development.

Capital Expenditures By Segment	2015	2014	2013
Timber Capital Expenditures (in millions of dollars)
Southern Timber
Reforestation, silvicultural and other capital expenditures	$17.7	$18.7	$20.6
Property taxes	5.9	6.5	6.8
Lease payments	5.7	6.1	6.2
Allocated overhead	3.9	4.7	4.5
Subtotal Southern Timber	$33.2	$36.0	$38.1
Pacific Northwest Timber
Reforestation, silvicultural and other capital expenditures	6.2	7.5	5.5
Property taxes	0.5	0.5	1.2
Lease payments	—	—	—
Allocated overhead	1.8	1.8	1.7
Subtotal Pacific Northwest Timber	$8.5	$9.8	$8.4
New Zealand Timber (a)
Reforestation, silvicultural and other capital expenditures	8.0	9.8	7.4
Property taxes	0.7	0.8	0.6
Lease payments	4.1	3.7	4.8
Allocated overhead	2.4	3.0	3.2
Subtotal New Zealand Timber	$15.2	$17.3	$16.0
Total Timber Segments Capital Expenditures	$56.9	$63.1	$62.5
Real Estate	0.3	0.2	0.4
Corporate	0.1	0.4	0.3
Total Capital Expenditures	$57.3	$63.7	$63.2

Timberland Acquisitions
Southern Timber	$54.4	$125.7	$20.4
Pacific Northwest Timber	34.1	1.9	—
New Zealand Timber (b)	9.9	0.9	139.9
Real Estate	—	2.4	—
Subtotal Timberland Acquisitions	$98.4	$130.9	$160.3
Total Capital Expenditures (including Timberland Acquisitions)	$155.7	$194.6	$223.5

Real Estate Development Investments	$2.7	$3.7	$1.3

(a)	2013 includes full year results of New Zealand Timber, which was consolidated on April 4, 2013.

(b)	2013 includes $139.9 million for the acquisition of an additional interest in the New Zealand JV.

Results of Operations, 2015 versus 2014
(millions of dollars)
The following tables summarize the sales, operating income and Adjusted EBITDA variances for 2015 versus 2014:

Sales	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Intersegment Eliminations	Total
2014	$141.8	$102.2	$182.4	$77.3	$103.7	($3.9)	$603.5
Volume/Mix	(1.6)	(14.0)	18.2	17.1	6.1	—	25.8
Price	(1.1)	(11.7)	(27.9)	14.1	(26.3)	—	(52.9)
Foreign exchange (a)	—	—	(12.7)	—	—	—	(12.7)
Other (b)	—	—	1.6	(22.0)	(2.3)	3.9	(18.8)
2015	$139.1	$76.5	$161.6	$86.5	$81.2	—	$544.9

Operating Income	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
2014	$45.7	$29.5	$9.5	$47.5	$1.7	($35.6)	$98.3
Volume/Mix	2.2	(12.6)	0.8	11.5	—	—	1.9
Price	(0.5)	(11.2)	(13.9)	14.1	—	—	(11.5)
Cost	(2.5)	(1.1)	0.2	(2.3)	0.6	10.9	5.8
Non-timber income	1.9	1.1	2.5	—	—	—	5.5
Foreign exchange (a)	—	—	2.3	—	(1.1)	—	1.2
Depreciation, depletion & amortization	(0.1)	1.2	2.4	(3.6)	—	0.6	0.5
Non-cash cost of land and real estate sold	—	—	(0.5)	(1.1)	—	—	(1.6)
Other (c)	—	—	(0.5)	(21.8)	—	—	(22.3)
2015	$46.7	$6.9	$2.8	$44.3	$1.2	($24.1)	$77.8

Adjusted EBITDA (d)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
2014	$97.9	$50.8	$46.0	$48.4	$1.7	($31.3)	$213.5
Volume/Mix	4.2	(17.9)	1.4	16.6	—	—	4.3
Price	(0.5)	(11.2)	(13.9)	14.1	—	—	(11.5)
Cost	(2.5)	(1.1)	0.2	(2.5)	0.6	11.6	6.3
Non-timber income	1.9	1.1	2.5	—	—	—	5.5
Foreign exchange (a)	—	—	(3.1)	—	(1.1)	—	(4.2)
Other	—	—	(0.1)	(5.8)	—	—	(5.9)
2015	$101.0	$21.7	$33.0	$70.8	$1.2	($19.7)	$208.0

(a)	Net of currency hedging impact.

(b)	2014 Real Estate sales included $22.0 million in large dispositions.

(c)	2014 Real Estate operating income included $16.0 million in large dispositions and $5.8 million in proceeds from a bankruptcy settlement with respect to a former land sale customer.

(d)	Adjusted EBITDA is a non-GAAP measure defined and reconciled at Item 6 — Selected Financial Data.

Southern Timber
Full-year 2015 Southern Timber sales of $139.1 million decreased $2.7 million, or 2%, versus the prior year due to a higher mix of pulpwood (70% versus 66% in the prior year) and a lower proportion of delivered sales (27% versus 33% in the prior year), partially offset by higher harvest volumes and stronger sawlog pricing. Harvest volumes increased 4% to 5.49 million tons versus 5.30 million tons in the prior year. Average sawtimber stumpage prices increased 4% to $27.62 per ton versus $26.45 per ton in the prior year, while average pulpwood stumpage prices decreased 2% to $18.13 per ton versus $18.48 per ton in the prior year. The increase in average sawtimber prices was driven primarily by selling stumpage when demand was strongest, generating favorable prices throughout the year, partially offset by reduced harvest activity in higher-priced sawtimber regions. The decrease in average pulpwood prices was primarily attributable to geographic mix and to a price decline in the fourth quarter on the east coast due to a temporary mill shutdown. Overall, weighted average stumpage prices (including hardwood) were comparable to the prior year at $20.66 per ton.
Operating income of $46.7 million increased $1.0 million versus the prior year due to higher volumes ($2.2 million), higher non-timber income ($1.9 million) and lower depletion ($0.1 million), which were partially offset by higher costs ($2.5 million) and lower pulpwood prices ($0.5 million). Full year 2015 Adjusted EBITDA of $101.0 million increased $3.1 million above the prior year period.
Pacific Northwest Timber
Full-year 2015 Pacific Northwest Timber sales of $76.5 million decreased $25.7 million, or 25%, versus the prior year due to the planned reduction of harvest volumes and, to a lesser extent, lower sawtimber prices. Harvest volumes declined 25% to 1.24 million tons versus 1.66 million tons in the prior year. Average delivered sawtimber prices decreased 12% to $72.13 per ton versus $82.05 per ton in the prior year, while average delivered pulpwood prices increased 14% to $44.61 per ton versus $39.20 per ton in the prior year. The decrease in average sawtimber prices was driven by weaker demand from China and the shutdown of some local mills. The increase in average pulpwood prices was driven by strong local demand for pulpwood logs.
Operating income of $6.9 million decreased $22.6 million versus the prior year due to lower volumes ($12.6 million), lower prices ($11.2 million) and higher costs ($1.1 million), which were partially offset by higher non-timber income ($1.1 million) and lower depletion rates ($1.2 million). Full year Adjusted EBITDA of $21.7 million was $29.1 million below the prior year period.
New Zealand Timber
Full-year 2015 New Zealand Timber sales of $161.6 million decreased $20.8 million, or 11%, versus the prior year due to lower domestic and export product prices, which were partially offset by higher delivered volumes. Harvest volumes increased 2% to 2.41 million tons versus 2.36 million tons in the prior year. Average delivered prices for export sawtimber declined 21% to $88.59 per ton versus $111.75 per ton in the prior year, while average delivered prices for domestic sawtimber declined 18% to $64.05 per ton versus $78.15 per ton in the prior year. The decline in export sawtimber prices was primarily due to weaker demand from China, while the decline in domestic sawtimber prices (in U.S. dollar terms) was driven primarily by the fall in the NZ$/US$ exchange rate (US$0.70 per NZ$1.00 versus US$0.83 per NZ$1.00). Excluding the impact of foreign exchange rates, domestic sawtimber prices declined 3% versus the prior year.
Operating income of $2.8 million decreased $6.7 million versus the prior year due to the decrease in prices ($13.9 million) and higher non-cash costs of land sold and forestry right relinquishments ($1.0 million), which were partially offset by higher volume ($0.8 million), lower depletion rates ($2.4 million), higher non-timber income ($2.5 million), the impact of foreign exchange rate changes ($2.3 million) and lower costs ($0.2 million). Full-year Adjusted EBITDA of $33.0 million was $13.0 million below the prior year period.
Real Estate
Full-year 2015 sales of $86.5 million increased $9.2 million versus the prior year, while operating income of $44.3 million decreased $3.2 million versus the prior year period. Full-year 2015 operating income decreased as the prior year included $5.8 million in proceeds from a bankruptcy settlement with respect to a former land sale customer. Excluding the proceeds from the bankruptcy settlement and large dispositions, operating income increased $18.6 million due to higher weighted average prices ($2,611 per acre versus $2,186 per acre in the prior year), and higher volumes (33,129 acres sold versus 25,292 acres in the prior year).
Full-year 2015 Adjusted EBITDA of $70.8 million was $22.4 million above the prior year.

Trading
Full-year 2015 sales of $81.2 million decreased $22.5 million versus the prior year due to lower prices as a result of unfavorable China market conditions, partially offset by higher volumes. Sales volumes increased 6% to 926,000 tons versus 873,000 tons in the prior year. Average prices decreased 25% to $86.89 per ton versus $115.27 per ton in the prior year. Operating income decreased $0.5 million versus the prior year, primarily due to a NZ$/US$ exchange gain ($1.1 million) in the prior year, partially offset by lower sourcing and export costs ($0.6 million).
Corporate and Other Expense/Eliminations
Corporate and other expense was $24.1 million in 2015 versus $35.6 million in 2014. The 2015 results included $4.1 million of costs related to shareholder litigation, while 2014 included $3.4 million of internal review and restatement costs. Excluding these items, 2015 expense was favorable due to lower selling, general and administrative expenses as a result of the spin-off of the Performance Fibers business.
Interest Expense
Interest expense of $31.7 million in 2015 decreased $12.5 million from the prior year primarily due to lower outstanding debt. Interest expense in 2015 includes $0.4 million related to the write-off of capitalized financing costs, while 2014 includes $1.7 million related to the write-off of capitalized financing costs.
Interest and Miscellaneous (Expense) Income, Net
Other non-operating expense was $3.0 million in 2015 versus $9.2 million in 2014. The 2015 results were comprised of favorable mark-to-market adjustments on New Zealand joint venture interest rate swaps, while 2014 included $3.8 million of costs related to the spin-off of the Performance Fibers business.
Income Tax Benefit
The full-year 2015 tax benefit from continuing operations was $0.8 million versus $9.6 million in 2014. The current year income tax benefit is principally related to the New Zealand JV, while the prior year benefit related to the Performance Fibers business. See Note 9 — Income Taxes for additional information regarding the provision for income taxes.

Outlook for 2016
In 2016, we expect a modest increase in Southern harvest volume, reflecting recent acquisitions, at prices generally comparable to 2015. We continue to believe that U.S. housing starts will improve gradually, but that in 2016 we will not reach conditions favorable to significantly improve sawlog pricing. In the Pacific Northwest, we expect volumes comparable to 2015 and are cautiously optimistic that prices will improve from current levels, which will largely depend upon export market conditions. In our New Zealand joint venture, we anticipate a reduction in harvest volume of approximately 10% due to timber age-class variations, with average prices broadly in line with 2015. Also, we are on track with our previously announced plans to recapitalize our New Zealand joint venture and thereby reduce consolidated interest expense while increasing our ownership interest from 65% to an estimated 77%.
In our Real Estate segment, we expect continued steady demand for rural properties. We also anticipate strengthening interest in selected development properties, particularly as we begin to sell parcels within Wildlight, our East Nassau mixed use development project, which we anticipate in the second half of 2016. We are also planning on a higher level of investment in 2016 as we ramp up our development efforts on this project.
Our 2016 outlook is subject to a number of variables and uncertainties, including those discussed at Item 1A — Risk Factors.

Results of Operations, 2014 versus 2013
(millions of dollars)
The following tables summarize the sales, operating income and Adjusted EBITDA variances for 2014 versus 2013:

Sales	Southern Timber	Pacific Northwest Timber	New Zealand Timber (a)	Real Estate	Trading	Other (b)	Total
2013	$123.8	$110.5	$188.8	$149.0	$131.7	($44.1)	$659.7
Volume/Mix	5.1	(11.3)	(2.2)	(5.6)	(12.4)	—	(79.7)
Price	12.9	5.4	(7.8)	(8.1)	(16.2)	—	(13.8)
Foreign exchange	—	—	0.5	—	—	—	0.5
Other (c)	—	(2.4)	3.1	(58.0)	0.6	40.2	(16.5)
2014	$141.8	$102.2	$182.4	$77.3	$103.7	($3.9)	$603.5

Operating Income	Southern Timber	Pacific Northwest Timber	New Zealand Timber (a)	Real Estate	Trading	Corporate and Other (b)	Total
2013	$37.8	$32.7	$11.2	$55.9	$1.8	($30.8)	$108.6
Volume/Mix	0.6	(5.1)	(0.8)	(3.9)	—	—	(9.2)
Price	12.9	5.4	(4.2)	(8.1)	—	—	6.0
Cost	(1.4)	(1.4)	2.7	9.7	0.8	—	10.4
Non-timber income	—	—	2.8	—	—	—	2.8
Foreign exchange	—	—	(0.4)	—	1.6	—	1.2
Depreciation, depletion & amortization	(2.2)	(3.0)	1.7	1.6	—	—	(1.9)
Non-cash cost of land and real estate sold	—	—	—	(1.8)	—	—	(1.8)
Other (d)	(2.0)	0.9	(3.5)	(5.9)	(2.5)	(4.8)	(17.8)
2014	$45.7	$29.5	$9.5	$47.5	$1.7	($35.6)	$98.3

Adjusted EBITDA (e)	Southern Timber	Pacific Northwest Timber	New Zealand Timber (a)	Real Estate (f)	Trading	Corporate and Other (b)	Total
2013	$87.2	$54.1	$45.9	$57.8	$1.8	($52.9)	$193.9
Volume/Mix	1.4	(7.0)	(1.5)	(5.4)	—	—	(12.5)
Price	12.9	5.4	(4.2)	(8.1)	—	—	6.0
Cost	(1.4)	(1.4)	2.7	(2.1)	0.8	—	(1.4)
Non-timber income	—	—	2.8	—	—	—	2.8
Foreign exchange	—	—	0.3	—	1.6	—	1.9
Other	(2.2)	(0.3)	—	6.2	(2.5)	21.6	22.8
2014	$97.9	$50.8	$46.0	$48.4	$1.7	($31.3)	$213.5

(a)
New Zealand Timber was consolidated on April 4, 2013 when we acquired a majority interest in the New Zealand JV. Prior to the acquisition date, we accounted for our 26% interest in the New Zealand JV as an equity method investment. The 2013 to 2014 New Zealand Timber variances shown above reflect 2013 results as if the New Zealand JV was consolidated for the entire year, though information presented elsewhere throughout this Annual Report on Form 10-K reflects results only to the extent they were included in our consolidated financial results.

(b)
Primarily includes adjustments for 2013 New Zealand Timber sales, operating income, and Adjusted EBITDA that occurred before the consolidation of our New Zealand JV and were not included in our consolidated financial results.

(c)	The 2014 Real Estate sales included $22.0 million in large dispositions versus $80.0 million in 2013.

(d)
The 2014 Real Estate operating income included $16.0 million from large dispositions and $5.8 million in proceeds from a bankruptcy settlement with respect to a former land sale customer versus $16.1 million from large dispositions in 2013.

(e)	Adjusted EBITDA is a non-GAAP measure defined and reconciled at Item 6 — Selected Financial Data.

(f)	Previously reported 2014 and 2013 Adjusted EBITDA have been restated to exclude large dispositions.

Southern Timber

Full-year 2014 Southern Timber sales of $141.8 million increased $19 million from 2013 primarily due to higher pine pulpwood and sawtimber prices, driven by improved demand as the U.S. housing market and economy continued a slow recovery, as well as by wet weather conditions through much of the year. Weighted average stumpage prices increased 13% to $20.72 per ton in 2014 versus $18.37 per ton in 2013. Additionally, while total harvest volumes were flat at 5.3 million tons in 2014 and 2013, a greater mix of delivered sales versus stumpage sales in 2014 versus 2013 led to increased sales during the period.

The increase in sales was partially offset in operating income by higher cut and haul costs, higher depletion expense and lower non-timber income resulting from a change in income recognition for hunting leases. Full year 2014 Adjusted EBITDA of $97.9 million increased $10.7 million above the prior year period.
Pacific Northwest Timber

Full-year 2014 Pacific Northwest Timber sales of $102.0 million were $7.5 million below 2013, which included $3 million of sales from the formerly-owned New York timberlands. Sales declined in 2014 primarily due to lower harvest volumes, partially offset by improved sawtimber and pulpwood pricing. Harvest volumes declined 16% to 1.7 million tons from 2.0 million tons in 2013. The decline in harvest volumes was driven by the sale of the Company’s New York timberlands in fourth quarter 2013 as well as the reduction of harvest volumes pursuant to the Company’s revised operating strategy. See Item 1 — Business — Our Strategy for additional information. Average delivered sawtimber prices in the Pacific Northwest increased 5% to $82.05 per ton versus $78.06 per ton in 2013 and delivered pulpwood prices increased 6% to 39.20 per ton versus $37.14 per ton in 2013. These increases in average prices reflected strong prices earlier in the year, which weakened in the second half of 2014 primarily due to lower export demand as log inventory levels rose in China.

Operating income declined $3.2 million due to the lower volumes and a $1.9 million cumulative out-of-period adjustment for depletion expense, which were partially offset by higher prices. Full year Adjusted EBITDA of $50.8 million was $3.3 million below the prior year period.
New Zealand Timber
Full-year 2014 New Zealand Timber sales of $182.4 million decreased $6.4 million from 2013, reflecting results as if the New Zealand JV had been consolidated for the full year 2013. Total harvest volumes in 2014 of 2.4 million tons were comparable to 2013. Average delivered prices for domestic sawlogs increased 6% to $78.15 per ton versus $73.82 per ton in 2013, while average delivered prices for export sawlogs declined 11% to $111.75 per ton versus $125.77 per ton in 2013. The increase in domestic sawlog prices was primarily driven by stronger demand in the first half of the year, while the decline in export sawlog prices was primarily driven by weaker demand from China.
Operating income declined due to weaker overall pricing and lower volumes, mostly offset by lower depletion and lower overall logging costs. Full year Adjusted EBITDA of $46.0 million was $0.1 million above the prior year period.
Real Estate
Full-year 2014 sales of $77.3 million decreased $71.7 million versus 2013 primarily due to a $57.3 million sale of New York timberlands in 2013. Excluding large dispositions, operating income of $47.5 million was $8.3 million below the prior year due to lower weighted average prices ($2,186 per acre versus $2,505 per acre in the prior year) and lower volumes (25,293 acres sold versus 27,519 acres in the prior year). Full year Adjusted EBITDA of $48.4 million decreased $9.4 million. Previously reported 2014 and 2013 Adjusted EBITDA have been restated to exclude large dispositions.

Trading
Full year sales of $103.7 million were $28.0 million below 2013, while operating income and Adjusted EBITDA of $1.7 million were comparable to the prior year.
Corporate and Other Expense/Eliminations
Corporate and other expense was $35.6 million in 2014 versus $30.1 million in 2013. The 2013 results included a $16.2 million gain from the consolidation of the New Zealand JV while 2014 included $3.4 million of internal review and restatement costs. Excluding these items, 2014 expense was favorable due to lower selling, general and administrative expenses as a result of the spin-off of the Performance Fibers business.
Interest and Miscellaneous (Expense) Income, Net
Interest expense of $44.2 million in 2014 increased $3.3 million from the prior year as the benefit of lower debt balances was more than offset by additional interest resulting from the consolidation of the New Zealand JV for the full year and a lower allocation of interest expense to discontinued operations. Interest/other expense increased $11.7 million over 2013 primarily due to unfavorable mark-to-market adjustments on New Zealand interest rate swaps.
Income Tax Expense
The full-year 2014 tax benefit from continuing operations including discrete items was $9.6 million versus $35.7 million in 2013. The 2014 income tax benefit reflects a $13.6 million valuation allowance related to the cellulosic biofuel producer credit (“CBPC”), which was recorded in connection with the spin-off due to Rayonier’s limited potential use of the CBPC prior to its expiration on December 31, 2017. Income tax expense from discontinued operations was $20.6 million in 2014 versus $106.4 million in 2013. The decline was primarily due to the inclusion of a full year of income from the Performance Fibers business in 2013 discontinued operations versus a half year in 2014. See Note 9 — Income Taxes for additional information regarding the provision for income taxes and the discrete tax items.

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
Summary of Liquidity and Financing Commitments

	As of December 31,
(in millions of dollars)	2015	2014	2013
Cash and cash equivalents	$51.8	$161.6	$199.6
Total debt	833.9	751.6	1,574.2
Shareholders’ equity	1,361.7	1,575.2	1,755.2
Adjusted EBITDA (a)	208.0	213.5	193.9
Total capitalization (total debt plus equity)	2,195.6	2,326.8	3,329.4
Debt to capital ratio	38%	32%	N/M
Debt to Adjusted EBITDA (a)	4.0	3.5	N/M
Net debt to Adjusted EBITDA (a)	3.8	2.8	N/M
Net debt to enterprise value (b)	22%	14%	N/M

(a)	For a reconciliation of Adjusted EBITDA to net income see Management’s Discussion and Analysis of Financial Condition and Results of Operations—Performance and Liquidity Indicators.

(b)	Enterprise value is calculated as the number of shares outstanding multiplied by the Company’s share price, plus net debt, at December 31, 2015.

Liquidity Facilities
Term Credit Agreement
On August 5, 2015, the Company entered into a credit agreement with CoBank, ACB, as administrative agent, and a syndicate of Farm Credit institutions and other commercial banks to provide $550 million of new credit facilities, including a nine-year $350 million term loan facility. The periodic interest rate on the term loan facility is subject to a pricing grid based on the Company’s leverage ratio, as defined in the credit agreement. As of December 31, 2015, the periodic interest rate on the term loan facility was LIBOR plus 1.625%. Concurrent with the closing of the facilities, the Company entered into an interest rate swap transaction to fix the cost of the term loan facility over its nine-year term. The Company also expects to receive annual patronage refunds, which are profit distributions made by a cooperative to its member-users based on the quantity or value of business done with the member-user. The Company estimates the effective interest rate on the term loan facility to be approximately 3.3% after consideration of the interest rate swap and estimated patronage refunds. As of December 31, 2015, the Company had additional draws available of $180 million under the term loan facility.
Revolving Credit Facility
In August 2015, the Company entered into a five-year $200 million unsecured revolving credit facility, replacing the previous $200 million revolving credit facility and $100 million farm credit facility which were scheduled to expire in April 2016 and December 2019, respectively. The periodic interest rate on the revolving credit facility is subject to a pricing grid based on the Company’s leverage ratio, as defined in the credit agreement. As of December 31, 2015, the periodic interest rate on the revolving credit facility is LIBOR plus 1.250%, with an unused commitment fee of 0.175%.
Net draws of $97.0 million were made on the revolving credit facility to repay the previous facility and for general corporate purposes. As of December 31, 2015, the Company had available borrowings of $101.2 million under the revolving credit facility, net of $1.8 million to secure its outstanding letters of credit.
4.50% Senior Exchangeable Notes issued August 2009
The Company paid $131 million of its 4.50% Senior Exchangeable Notes upon maturity in August 2015.
Joint Venture Debt
As of December 31, 2015, the New Zealand JV had $161 million of long-term variable rate debt maturing in September 2016. The Company will use proceeds from the term loan facility to fund a capital infusion into the New Zealand JV, which the New Zealand JV will in turn use for repayment of all outstanding amounts under its existing credit facility. The entire balance of the New Zealand JV Revolving Credit Facility remained classified as long-term at December 31, 2015 due to the ability and intent of the Company to refinance it on a long-term basis. This debt is subject to interest rate risk resulting from changes in the 90-day New Zealand Bank bill rate (“BKBM”). However, the New Zealand JV uses interest rate swaps to manage its exposure to interest rate movements on its bank loan by swapping a portion of these borrowings from floating rates to fixed rates. The notional amount of the outstanding interest rate swap contracts at December 31, 2015 was $130 million, or 81% of the variable rate debt. The interest rate swap contracts have maturities extending through January 2020. The periodic interest rate on New Zealand JV debt is BKBM plus 0.80% with an additional 0.80% credit line fee. The Company estimates the periodic interest rate on the New Zealand JV debt for the fourth quarter was approximately 6.3% after consideration of interest rate swaps.
During the year ended December 31, 2015, the New Zealand JV made additional borrowings and repayments of $58.6 million on its working capital facility. Additional draws totaling $27.4 million remain available on the working capital facility. In addition, the New Zealand JV paid $1.4 million of its shareholder loan held with the non-controlling interest party. Favorable changes in exchange rates through December 31, 2015 decreased debt on a U.S. dollar basis for the revolving facility and shareholder loan by $23.1 million and $3.3 million, respectively.
See Note 5 — Debt for additional information on these agreements and other outstanding debt, as well as for information on covenants that must be met in connection with our mortgage notes, term credit agreement and the revolving credit facility.

Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for each of the past three years ended December 31 (in millions of dollars):

	2015	2014	2013
Total cash provided by (used for):
Operating activities	$177.2	$320.4	$546.8
Investing activities	(166.3)	(196.7)	(470.5)
Financing activities	(116.5)	(161.4)	(157.1)
Effect of exchange rate changes on cash	(4.2)	(0.4)	(0.2)
(Decrease) increase in cash and cash equivalents	($109.8)	($38.1)	($81.0)
Cash Provided by Operating Activities
The decline in cash provided by operating activities in 2015 was primarily attributable to the inclusion of the results of the Performance Fibers business in the prior year period before the June 27, 2014 spin-off and higher working capital requirements.
Cash Used for Investing Activities
Cash used for investing activities in 2015 decreased $30.4 million compared to 2014 primarily due to a $6.4 million and $61.0 million decrease in capital expenditures from continuing and discontinued operations, respectively, a $1.0 million decrease in real estate development investments and lower timberland acquisitions of $32.5 million and an increase of $2.8 million in proceeds from the settlement of the net investment hedge. These benefits were partially offset by the change in restricted cash of $79.1 million.
Cash Used for Financing Activities
Cash used for financing activities in 2015 declined $44.9 million from the prior year. Of the decrease, $31.4 million was due to the net cash disbursed upon spin-off of the Performance Fibers business. Additionally, dividend payments decreased $132.6 million compared to prior year due to the change in the dividend rate from $0.49 per share to $0.25 per share on a post-spin basis and to the third quarter 2014 special dividend payment of $0.50 per common share. These decreases were partially offset by lower net debt issuances of $18.0 million and repurchases of common stock of $100.0 million in 2015.
Restricted Cash
At December 31, 2015, the Company had $23.5 million of proceeds from real estate sales classified as restricted cash in “Other Assets,” which were deposited with a like-kind exchange (“LKE”) intermediary. These funds can be used for acquiring suitable timberland replacement property, or if the LKE purchases are not completed, returned to the Company after 180 days and reclassified as available cash.
Credit Ratings
Both our ability to obtain financing and the related costs of borrowing are affected by our credit ratings, which are periodically reviewed by the rating agencies. As of December 31, 2015, our credit ratings from S&P and Moody’s were “BBB-” and “Baa2,” respectively, with both services listing our outlook as “Stable.”
Strategy
We continuously evaluate our capital structure. Our strategy is to keep our weighted-average cost of capital competitive with other timberland REITs and TIMOs, while maintaining an investment grade debt rating as well as retaining the flexibility to actively pursue capital allocation opportunities as they become available. Overall, we believe we have adequate liquidity and sources of capital to run our businesses efficiently and effectively and to maximize the value of our timberland and real estate assets under management.

Expected 2016 Expenditures
Capital expenditures in 2016 are forecasted to be between $60 million and $65 million, excluding any strategic timberland acquisitions we may make. Capital expenditures are expected to be primarily comprised of seedling planting, fertilization and other silvicultural activities, property taxes, lease payments, allocated overhead and other capitalized costs. Aside from capital expenditures, we may also acquire timberland as we actively evaluate acquisition opportunities. Real estate development investments are expected to be between $10 million and $15 million.
Our 2016 dividend payments are expected to be approximately $123 million assuming no change in the quarterly dividend rate of $0.25 per share or material changes in the number of shares outstanding.
We made no discretionary pension contributions in 2015 or 2014. We have no mandatory pension contributions in 2016 but may make discretionary contributions in the future. On an ongoing basis, cash income tax payments are expected to be minimal. During 2016, we may repatriate approximately $23 million of proceeds received from the sale of our forestry assets to the New Zealand JV when it was formed in 2005. If this occurs, we anticipate that cash payments for income taxes in 2016 will be approximately $1.7 million.

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
Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of land and real estate sold, costs related to shareholder litigation, costs related to the spin-off of the Performance Fibers business, discontinued operations, large dispositions, internal review and restatement costs and the gain related to consolidation of the New Zealand joint venture. Below is a reconciliation of Net Income to Adjusted EBITDA for the five years ended December 31 (in millions of dollars):

	2015	2014	2013	2012	2011
Net Income to Adjusted EBITDA Reconciliation
Net Income	$43.9	$97.8	$373.8	$278.7	$276.0
Interest, net, continuing operations	34.7	49.7	38.5	42.3	45.1
Income tax benefit, continuing operations	(0.9)	(9.6)	(35.7)	(27.1)	(48.3)
Depreciation, depletion and amortization	113.7	120.0	116.9	84.6	76.5
Non-cash cost of land and real estate sold	12.5	13.2	10.2	4.7	4.3
Large dispositions (a)	—	(21.4)	(25.7)	—	(24.6)
Costs related to shareholder litigation (b)	4.1	—	—	—	—
Cost related to spin-off of Performance Fibers	—	3.8	—	—	—
Internal review and restatement costs	—	3.4	—	—	—
Gain related to consolidation of New Zealand JV	—	—	(16.2)	—	—
Net income from discontinued operations	—	(43.4)	(267.9)	(261.8)	(217.7)
Adjusted EBITDA	$208.0	$213.5	$193.9	$121.4	$111.3

(a)
Previously reported Adjusted EBITDA for 2014, 2013 and 2011 has been restated to exclude large dispositions. Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have any identified HBU premium relative to timberland value.

(b)
Costs related to shareholder litigation include expenses incurred as a result of the securities litigation, the shareholder derivative demands and the Securities and Exchange Commission investigation. See Note 10 —Contingencies.

See Item 6 — Selected Financial Data for a reconciliation of Adjusted EBITDA to Operating Income by segment as well as Item 7 — Results of Operations for an analysis of changes in Adjusted EBITDA from the prior year.

CAD is a non-GAAP measure of cash generated during a period which is available for dividend distribution, repurchase of the Company’s common shares, debt reduction and strategic acquisitions. We define CAD as Cash Provided by Operating Activities adjusted for capital spending (excluding timberland acquisitions), large dispositions, cash provided by discontinued operations and working capital and other balance sheet changes. In compliance with SEC requirements for non-GAAP measures, we reduce CAD by mandatory debt repayments which results in the measure entitled “Adjusted CAD.” Adjusted CAD generated in any period is not necessarily indicative of the amounts that may be generated in future periods.
Below is a reconciliation of Cash Provided by Operating Activities to Adjusted CAD for the five years ended December 31 (in millions):

	2015	2014	2013	2012	2011
Cash provided by operating activities	$177.2	$320.4	$546.8	$447.7	$433.7
Capital expenditures from continuing operations (a)	(57.3)	(63.7)	(63.2)	(50.5)	(44.4)
Large dispositions (b)	—	(21.4)	(79.7)	—	(24.6)
Cash flow from discontinued operations	—	(102.4)	(276.3)	(314.1)	(270.9)
Working capital and other balance sheet changes	(2.5)	(39.5)	(70.0)	(71.1)	(82.7)
CAD	$117.4	$93.4	$57.6	$12.0	$11.1
Mandatory debt repayments	(131.0)	—	(42.0)	(323.0)	(93.0)
Adjusted CAD	($13.6)	$93.4	$15.6	($311.0)	($81.9)

Cash used for investing activities	($166.3)	($196.7)	($470.5)	($474.7)	($490.1)
Cash (used for) provided by financing activities	($116.5)	($161.4)	($157.1)	$229.0	($215.1)

(a)
Capital expenditures exclude timberland acquisitions of $98.4 million and $130.9 million during the years ended December 31, 2015 and December 31, 2014, respectively. Capital expenditures also exclude $139.9 million for the purchase of an additional interest in the New Zealand JV and $20.4 million for timberland acquisitions for the year ended December 31, 2013. In 2012, timberland acquisitions totaled $106.5 million.

(b)
Previously reported CAD for 2014, 2013 and 2011 has been restated to exclude large dispositions. Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have any identified HBU premium relative to timberland value

Off-Balance Sheet Arrangements
We utilize off-balance sheet arrangements to provide credit support for certain suppliers and vendors in case of their default on critical obligations, and collateral for certain self-insurance programs that we maintain. These arrangements consist of standby letters of credit and surety bonds. As part of our ongoing operations, we also periodically issue guarantees to third parties. Off-balance sheet arrangements are not considered a source of liquidity or capital resources and do not expose us to material risks or material unfavorable financial impacts. See Note 11 — Guarantees for further discussion.

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
The following table aggregates our contractual financial obligations as of December 31, 2015 and anticipated cash spending by period:

Contractual Financial Obligations (in millions)	Total	Payments Due by Period
		2016	2017-2018	2019-2020	Thereafter
Long-term debt (a)	$833.2	$161.0	$42.0	$112.0	$518.2
Interest payments on long-term debt (b)	135.6	23.6	35.4	33.5	43.1
Operating leases — timberland	156.2	9.2	16.2	13.2	117.6
Operating leases — PP&E, offices	6.8	1.9	2.2	1.1	1.6
Purchase obligations — derivatives (c)	40.7	7.1	11.3	7.2	15.1
Purchase obligations — other	0.8	—	0.3	0.5	—
Total contractual cash obligations	$1,173.3	$202.8	$107.4	$167.5	$695.6

(a)	Long-term debt is currently recorded at $833.9 million on the Company’s Consolidated Balance Sheet, but upon maturity the liability will be $833.2 million.

(b)	Projected interest payments for variable-rate debt were calculated based on outstanding principal amounts and interest rates as of December 31, 2015.

(c)	Purchase obligations represent payments expected to be made on derivative instruments. See Note 13 —Derivative Financial Instruments and Hedging Activities.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
As of December 31, 2015 we had $282 million of U.S. long-term variable rate debt. Our primary interest rate exposure on variable rate debt results from changes in LIBOR. However, we use interest rate swaps to manage our exposure to interest rate movements on our term credit agreement by swapping existing and anticipated future borrowings from floating rates to fixed rates. The notional amount of outstanding interest rate swap contracts at December 31, 2015 was $350 million. The interest rate swap contracts and term credit agreement mature in August 2024. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in a corresponding increase/decrease of approximately $1.1 million in interest payments and expense over a 12-month period.
The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. The estimated fair value of our long-term fixed-rate debt at December 31, 2015 was $364 million compared to the $367 million principal amount. We use interest rates of debt with similar terms and maturities to estimate the fair value of our debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at December 31, 2015 would result in a corresponding decrease/increase in the fair value of our long-term fixed-rate debt of approximately $19 million.
We estimate the periodic effective interest rate on U.S. long-term fixed and variable rate debt to be approximately 3.3% after consideration of interest rate swaps and estimated patronage refunds, excluding unused commitment fees on the revolving credit facility.
As of December 31, 2015, our New Zealand JV had $161 million of long-term variable rate debt. This debt is subject to interest rate risk resulting from changes in the 90 day New Zealand Bank bill rate (“BKBM”). However, the New Zealand JV uses interest rate swaps to manage its exposure to interest rate movements on its bank loan by swapping a portion of these borrowings from floating rates to fixed rates. The notional amount of the outstanding interest rate swap contracts at December 31, 2015 was $130 million, or 81% of the New Zealand JV’s variable rate debt. The interest rate swap contracts have maturities extending through January 2020. The periodic interest rate on New Zealand JV debt is BKBM plus 80 basis points with an additional 80 basis point credit line fee. We estimate the periodic effective interest rate on New Zealand JV debt to be approximately 6.3% after consideration of interest rate swaps.
The functional currency of the Company’s New Zealand-based operations and New Zealand JV is the New Zealand dollar. Through these operations and our ownership in the New Zealand JV, we are exposed to foreign currency risk on cash held in foreign currencies and on foreign export sales and ocean freight payments that are predominantly denominated in U.S. dollars. To mitigate these risks, the New Zealand JV routinely enters into foreign currency exchange contracts and foreign currency option contracts to hedge a portion of the New Zealand JV’s foreign exchange exposure. At December 31, 2015, the New Zealand JV had foreign currency exchange contracts with a notional amount of $21 million and foreign currency option contracts with a notional amount of $107 million outstanding. The amount hedged represents 46% of forecast U.S. dollar denominated harvesting sales proceeds over the next 18 months and 40% of log trading sales proceeds over the next 3 months.
In August 2015, we entered into foreign currency option contracts with a notional amount of $331 million. These contracts are designated as net investment hedges of our New Zealand based-operations to mitigate our risk to fluctuations in foreign currency exchange rates. For additional information regarding our derivative balances and activity, see Note 13 — Derivative Financial Instruments and Hedging Activities.

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
Rayonier Inc.’s management, under the supervision of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the framework included in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2015.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2015. The report on the Company’s internal control over financial reporting as of December 31, 2015, is on page 53.

RAYONIER INC.

By:	/s/ DAVID L. NUNES
David L. Nunes President and Chief Executive Officer (Principal Executive Officer)
February 29, 2016

By:	/s/ MARK MCHUGH
Mark McHugh Senior Vice President and Chief Financial Officer (Principal Financial Officer)
February 29, 2016

By:	/s/ H. EDWIN KIKER
H. Edwin Kiker Chief Accounting Officer (Principal Accounting Officer)
February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Rayonier Inc.

We have audited the accompanying consolidated balance sheets of Rayonier Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rayonier Inc. and Subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rayonier Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Jacksonville, Florida
February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Rayonier Inc.

We have audited Rayonier Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission “(2013 framework)” (the COSO criteria). Rayonier Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Rayonier Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Rayonier Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of Rayonier Inc. and Subsidiaries and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Jacksonville, Florida
February 29, 2016

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Years Ended December 31,
(Thousands of dollars, except per share data)

	2015	2014	2013
SALES	$544,874	$603,521	$659,718
Costs and Expenses
Cost of sales	441,099	483,860	530,772
Selling and general expenses	45,750	47,883	55,433
Other operating income, net (Note 17)	(19,759)	(26,511)	(18,487)
	467,090	505,232	567,718
Equity in income of New Zealand joint venture	—	—	562
OPERATING INCOME BEFORE GAIN RELATED TO CONSOLIDATION OF NEW ZEALAND JOINT VENTURE	77,784	98,289	92,562
Gain related to consolidation of New Zealand joint venture (Note 7)	—	—	16,098
OPERATING INCOME	77,784	98,289	108,660
Interest expense	(31,699)	(44,248)	(40,941)
Interest and miscellaneous (expense) income, net	(3,003)	(9,199)	2,439
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	43,082	44,842	70,158
Income tax benefit	859	9,601	35,685
INCOME FROM CONTINUING OPERATIONS	43,941	54,443	105,843
DISCONTINUED OPERATIONS, NET (Note 21)
Income from discontinued operations, net of income tax expense of $0, $20,578 and $106,397	—	43,403	267,955
NET INCOME	43,941	97,846	373,798
Less: Net (loss) income attributable to noncontrolling interest	(2,224)	(1,491)	1,902
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	46,165	99,337	371,896
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment, net of income tax expense (benefit) of $1,066, ($78) and $0	(32,451)	(15,847)	(5,710)
Cash flow hedges, net of income tax (expense) benefit of ($91), $861 and ($248)	(9,961)	(1,855)	3,629
Actuarial change and amortization of pension and postretirement plan liabilities, net of income tax effect of $470, $35,852 and $27,786	2,933	54,046	61,869
	(39,479)	36,344	59,788
COMPREHENSIVE INCOME	4,462	134,190	433,586
Less: Comprehensive loss attributable to noncontrolling interest	(13,027)	(6,462)	(1,550)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$17,489	$140,652	$435,136
EARNINGS PER COMMON SHARE
BASIC EARNINGS PER SHARE ATTRIBUTABLE TO RAYONIER INC.
Continuing Operations	$0.37	$0.44	$0.83
Discontinued Operations	—	0.34	2.13
Net Income	$0.37	$0.78	$2.96
DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO RAYONIER INC.
Continuing Operations	$0.37	$0.43	$0.80
Discontinued Operations	—	0.33	2.06
Net Income	$0.37	$0.76	$2.86

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31,
(Thousands of dollars)

	2015	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$51,777	$161,558
Accounts receivable, less allowance for doubtful accounts of $42 and $42	20,222	24,018
Inventory (Note 18)	15,351	8,383
Prepaid logging roads	10,563	12,665
Prepaid expenses	2,091	5,049
Other current assets	5,681	2,031
Total current assets	105,685	213,704
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,066,780	2,088,501
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 6)	65,450	77,433
PROPERTY, PLANT AND EQUIPMENT
Land	1,833	1,833
Buildings	9,014	8,961
Machinery and equipment	3,686	3,503
Construction in progress	1,282	579
Total property, plant and equipment, gross	15,815	14,876
Less—accumulated depreciation	(9,073)	(8,170)
Total property, plant and equipment, net	6,742	6,706
OTHER ASSETS (Note 19)	74,606	66,771
TOTAL ASSETS	$2,319,263	$2,453,115
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$21,479	$20,211
Current maturities of long-term debt	—	129,706
Accrued taxes	3,685	11,405
Accrued payroll and benefits	7,037	6,390
Accrued interest	6,153	8,433
Other current liabilities	21,103	25,857
Total current liabilities	59,457	202,002
LONG-TERM DEBT (Note 5)	833,879	621,849
PENSION AND OTHER POSTRETIREMENT BENEFITS (Note 15)	34,137	33,477
OTHER NON-CURRENT LIABILITIES	30,050	20,636
COMMITMENTS AND CONTINGENCIES (Notes 8 and 10)
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 shares authorized, 122,770,217 and 126,773,097 shares issued and outstanding	708,827	702,598
Retained earnings	612,760	790,697
Accumulated other comprehensive loss	(33,503)	(4,825)
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,288,084	1,488,470
Noncontrolling interest	73,656	86,681
TOTAL SHAREHOLDERS’ EQUITY	1,361,740	1,575,151
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,319,263	$2,453,115

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Thousands of dollars, except share data)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interest	Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2012	123,332,444	$670,749	$876,634	($109,379)	—	$1,438,004
Net income	—	—	371,896	—	1,902	373,798
Dividends ($1.86 per share)	—	—	(233,321)	—	—	(233,321)
Issuance of shares under incentive stock plans	1,001,426	10,101	—	—	—	10,101
Stock-based compensation	—	11,710	—	—	—	11,710
Excess tax benefit on stock-based compensation	—	8,413	—	—	—	8,413
Repurchase of common shares	(211,221)	(11,326)	—	—	—	(11,326)
Equity portion of convertible debt (Note 5)	—	2,453	—	—	—	2,453
Settlement of warrants (Note 5)	2,135,221	—	—	—	—	—
Actuarial change and amortization of pension and postretirement plan liabilities	—	—	—	61,869	—	61,869
Acquisition of noncontrolling interest	—	—	—	—	96,336	96,336
Noncontrolling interest redemption of shares	—	—	—	—	(713)	(713)
Foreign currency translation adjustment	—	—	—	(1,915)	(3,795)	(5,710)
Joint venture cash flow hedges	—	—	—	3,286	343	3,629
Balance, December 31, 2013	126,257,870	$692,100	$1,015,209	($46,139)	$94,073	$1,755,243
Net income	—	—	99,337	—	(1,491)	97,846
Dividends ($2.03 per share)	—	—	(256,861)	—	—	(256,861)
Contribution to Rayonier Advanced Materials	—	(301)	(61,318)	80,749	—	19,130
Adjustments to Rayonier Advanced Materials	—	—	(5,670)	(2,556)	—	(8,226)
Issuance of shares under incentive stock plans	561,701	5,579	—	—	—	5,579
Stock-based compensation	—	7,869	—	—	—	7,869
Tax deficiency on stock-based compensation	—	(791)	—	—	—	(791)
Repurchase of common shares	(46,474)	(1,858)	—	—	—	(1,858)
Actuarial change and amortization of pension and postretirement plan liabilities	—	—	—	(24,147)	—	(24,147)
Noncontrolling interest redemption of shares	—	—	—	—	(931)	(931)
Foreign currency translation adjustment	—	—	—	(11,526)	(4,321)	(15,847)
Joint venture cash flow hedges	—	—	—	(1,206)	(649)	(1,855)
Balance, December 31, 2014	126,773,097	$702,598	$790,697	($4,825)	$86,681	$1,575,151
Net income	—	—	46,165	—	(2,224)	43,941
Dividends ($1.00 per share)	—	—	(124,943)	—	—	(124,943)
Issuance of shares under incentive stock plans	205,219	2,117	—	—	—	2,117
Stock-based compensation	—	4,484	—	—	—	4,484
Tax deficiency on stock-based compensation	—	(250)	—	—	—	(250)
Repurchase of common shares	(4,208,099)	(122)	(100,000)	—	—	(100,122)
Actuarial change and amortization of pension and postretirement plan liabilities	—	—	—	2,933	—	2,933
Adjustments to Rayonier Advanced Materials	—	—	841	—	—	841
Foreign currency translation adjustment	—	—	—	(21,567)	(10,884)	(32,451)
Cash flow hedges	—	—	—	(10,044)	83	(9,961)
Balance, December 31, 2015	122,770,217	$708,827	$612,760	($33,503)	$73,656	$1,361,740

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(Thousands of dollars)

	2015	2014	2013
OPERATING ACTIVITIES
Net income	$43,941	$97,846	$373,798
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	113,708	119,980	116,854
Non-cash cost of land and real estate sold	12,509	13,264	10,212
Non-cash cost of New York timberland sale	—	—	53,990
Stock-based incentive compensation expense	4,484	7,869	11,683
Amortization of debt discount/premium	604	1,092	1,215
Deferred income taxes	(1,475)	1,828	5,857
Tax benefit of AFMC for CBPC exchange	—	—	(18,761)
Non-cash adjustments to unrecognized tax benefit liability	135	(6,597)	3,967
Depreciation and amortization from discontinued operations	—	37,985	74,940
Amortization of losses from pension and postretirement plans	3,403	7,276	22,029
Gain on sale of discontinued operations, net	—	—	(42,121)
Gain related to consolidation of New Zealand joint venture	—	—	(16,098)
Loss on early redemption of exchangeable notes	—	—	3,974
Other	350	3,307	(6,082)
Changes in operating assets and liabilities:
Receivables	2,034	4,300	11,100
Inventories	(9,749)	3,926	(19,986)
Accounts payable	1,863	29,929	(1,655)
Income tax receivable/payable	(894)	838	47,232
All other operating activities	6,251	2,669	(6,474)
Payment to exchange AFMC for CBPC	—	—	(70,311)
Expenditures for dispositions and discontinued operations	—	(5,096)	(8,570)
CASH PROVIDED BY OPERATING ACTIVITIES	177,164	320,416	546,793
INVESTING ACTIVITIES
Capital expenditures	(57,293)	(63,713)	(63,203)
Capital expenditures from discontinued operations	—	(60,955)	(103,092)
Real estate development investments	(2,676)	(3,674)	(1,292)
Purchase of additional interest in New Zealand joint venture	—	—	(139,879)
Purchase of timberlands	(98,409)	(130,896)	(20,401)
Proceeds from settlement of foreign currency hedge	2,804	—	1,701
Jesup mill cellulose specialties expansion	—	—	(148,262)
Proceeds from disposition of Wood Products business	—	—	62,720
Change in restricted cash	(16,836)	62,256	(58,385)
Other	6,101	306	(447)
CASH USED FOR INVESTING ACTIVITIES	(166,309)	(196,676)	(470,540)
FINANCING ACTIVITIES
Issuance of debt	472,558	1,426,464	622,885
Repayment of debt	(364,402)	(1,289,637)	(549,485)
Dividends paid	(124,936)	(257,517)	(237,016)
Proceeds from the issuance of common shares	2,117	5,579	10,101
Excess tax benefits on stock-based compensation	—	—	8,413
Proceeds from repurchase of common shares	(100,000)	(1,858)	(11,326)
Debt issuance costs	(1,678)	(12,380)	—
Net cash disbursed upon spin-off of Performance Fibers business	—	(31,420)	—
Other	(122)	(680)	(713)
CASH USED FOR FINANCING ACTIVITIES	(116,463)	(161,449)	(157,141)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(4,173)	(377)	(64)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(109,781)	(38,086)	(80,952)
Balance, beginning of year	161,558	199,644	280,596
Balance, end of year	$51,777	$161,558	$199,644

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the Years Ended December 31,
(Thousands of dollars)

	2015	2014	2013
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year:
Interest	$33,011	$47,640	$44,156
Income taxes	277	8,789	99,120
Non-cash investing activity:
Capital assets purchased on account	3,429	2,444	15,522
Purchase of timberlands	700	—	—
Non-cash financing activity:
Shareholder debt assumed in acquisition of New Zealand joint venture	—	—	125,532
Conversion of shareholder debt to equity noncontrolling interest	—	—	(95,961)
Partial conversion of Senior Exchangeable Notes to equity	—	—	2,453

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands unless otherwise stated)

1.	NATURE OF BUSINESS OPERATIONS
Rayonier Inc., a North Carolina corporation, including its consolidated subsidiaries (“Rayonier” or “the Company”), is a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive softwood timber growing regions in the U.S. and New Zealand and its shares have a $0.00 par value. The Company owns or leases approximately 2.7 million acres of timberland, located in the United States and New Zealand. Included in this property is approximately 0.2 million acres of timberlands located primarily along the coastal region from Savannah, Georgia to Daytona Beach, Florida, some of which has long-term potential for real estate development. The Company also engages in the trading of logs, primarily to support the Company’s New Zealand export operations.
Rayonier operates in five reportable business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate and Trading. See Note 4 — Segment and Geographical Information for further discussion of its reportable business segments and Note 21 — Discontinued Operations for additional information on the sale of the Wood Products business and the spin-off of the Performance Fibers business.
The Company is a REIT and is generally not required to pay federal income taxes on its U.S. timber harvest earnings and other U.S. REIT operations contingent upon meeting applicable distribution, income, asset, shareholder and other tests. The U.S. timber operations are primarily conducted by the Company’s wholly-owned REIT subsidiaries. Non-REIT qualifying and certain foreign operations, which are subject to corporate-level tax on earnings, are operated by taxable subsidiaries. These operations include the Real Estate segment’s entitlement activities, limited development activities and sale of higher and better use (“HBU”) properties as well as the log trading business. The Company’s consolidated joint venture, Matariki Forestry Group (“New Zealand JV”), is subject to entity-level tax in New Zealand.
Southern, Pacific Northwest and New Zealand Timber
The Company’s Timber segments own or lease approximately 2.7 million acres of timberlands located in the U.S. and New Zealand. The Timber segments conduct timber harvesting activities, manage timberlands and sell timber and logs to third parties. On April 4, 2013, the Company acquired an additional 39% interest in the New Zealand JV, which currently owns or leases approximately 439,000 gross acres (299,000 net plantable acres) of New Zealand timberlands. The acquisition of additional interest brought the Company’s ownership to 65%. As a result, the New Zealand JV’s results of operations have been consolidated and included within the New Zealand Timber segment since the date Rayonier acquired control. Rayonier’s wholly-owned subsidiary, Rayonier New Zealand Limited (“RNZ”) serves as the manager of the New Zealand JV forests. See Note 7 — Joint Venture Investment.
During 2015, the Company acquired approximately 35,000 acres of timberlands in Florida, Georgia, Louisiana, Mississippi and Oregon for $88.5 million. The Company also acquired forestry rights covering approximately 1,800 acres of timberland with mature timber in New Zealand for $9.9 million. During 2014, the Company acquired approximately 62,000 acres of timberlands in the U.S. and approximately 500 acres in New Zealand. See Note 3 — Timberland Acquisitions for additional information.
Real Estate
The vast majority of the Company’s HBU properties are managed as timberland and generate cash flow from timber operations prior to their sale or, in the case of Improved Development properties, prior to improvement. All of the Company’s U.S. land sales, including HBU and non-HBU, are reported in the Real Estate segment. Rayonier employs a detailed land classification process for all of its timberland and HBU acres.
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
Basis of Presentation and Principles of Consolidation
The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These statements include the accounts of Rayonier Inc. and its subsidiaries, in which it has a majority ownership or controlling interest. As of April 2013, the Company held a controlling interest (65%) in its New Zealand JV, and, as such, consolidates its results of operations and Balance Sheet. The Company also records a noncontrolling interest in its consolidated financial statements representing the minority ownership interest (35%) of the New Zealand JV’s results of operations and equity. All intercompany balances and transactions are eliminated.
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
Cash and Cash Equivalents
Cash and cash equivalents include time deposits with original maturities of three months or less. The consolidated cash balance includes time deposits of $23.4 million and $0 million at December 31, 2015 and December 31, 2014, respectively.
Accounts Receivable
Accounts receivable are primarily amounts due to the Company for the sale of timber and are presented net of an allowance for doubtful accounts.
Inventory
HBU real estate properties that are expected to be sold within one year are included in inventory at lower of cost or market value. HBU properties that are expected to be sold after one year are included in a separate balance sheet line, entitled “Higher and Better Use Timberlands and Real Estate Development Investments.” See below for additional information.
Inventory also includes logs available to be sold by the Trading segment. Log inventory is recorded at the lower of cost or market and expensed to cost of goods sold when sold to third-party buyers.
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
Timber and Timberlands
Timber is stated at the lower of cost or market value. Costs relating to acquiring, planting and growing timber including real estate taxes, site preparation and direct support costs relating to facilities, vehicles and supplies are capitalized. Annual lease payments are also capitalized if the remaining lease term is greater than five years. Lease payments made within five years of expiration are expensed as incurred. Payroll costs are capitalized for time spent on timber growing activities, while interest or any other intangible costs are not capitalized. An annual depletion rate is established for each particular region by dividing merchantable inventory cost by standing merchantable inventory volume, which is estimated annually. The Company charges accumulated costs attributed to merchantable timber to depletion expense (cost of sales), at the time the timber is harvested or when the underlying timberland is sold based on the relationship of timber sold to the estimated volume of currently merchantable timber.
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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Higher and Better Use Timberlands and Real Estate Development Investments
HBU timberland is recorded at the lower of cost or market value. These properties are managed as timberlands until sold or developed with sales and depletion expense related to the harvesting of timber accounted for within the respective timber segment. At the time of sale, the cost basis of any unharvested timber is recorded as depletion expense, a component of cost of goods sold, within the Real Estate segment.
Real estate development investments include capitalized costs for targeted infrastructure improvements, such as roadways and utilities. HBU timberland and real estate development investments expected to be sold within twelve months are recorded as inventory. See Note 6 — Higher and Better Use Timberlands and Real Estate Development Investments for additional information.
Property, Plant, Equipment and Depreciation
Property, plant and equipment additions are recorded at cost, including applicable freight, interest, construction and installation costs. The Company depreciates its assets, including office and transportation equipment, using the straight-line depreciation method over 3 to 25 years. Buildings and land improvements are depreciated using the straight-line method over 15 to 35 years and 5 to 30 years, respectively.
Gains and losses on the retirement of assets are included in operating income. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets that are held and used is measured by net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is the amount the carrying value exceeds the fair value of the assets, which is based on a discounted cash flow model. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.
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
Goodwill
Goodwill represents the excess of the acquisition cost of the New Zealand Timber segment over the fair value of the net assets acquired. Goodwill is not amortized, but is periodically reviewed for impairment. An impairment test for this reporting unit’s goodwill is performed annually and whenever events or circumstances indicate that the value of goodwill may be impaired. In performing Step 1 (recoverability test) of the impairment test as outlined in Accounting Standards Codification (“ASC”) 360-10-35, Impairment or Disposal of Long-Lived Assets, the Company compares the fair value of the New Zealand Timber segment to its carrying value including goodwill. If the carrying value including goodwill were to exceed the fair value of the New Zealand Timber segment, Step 2 of the test would be performed. Step 2 of the impairment test requires the carrying value of goodwill to be reduced to its fair value, if lower, as of the test date.
For Step 1 of the test, the Company estimates the reporting unit's fair value using an independent valuation for the New Zealand forest assets. The independent valuation of the New Zealand forest assets is based on discounted cash flow models where the fair value is calculated using cash flows from sustainable forest management plans. The fair value of the forest assets is measured as the present value of cash flows from one growth cycle based on the productive forest land, taking into consideration environmental, operational, and market restrictions. These cash flow valuations involve a number of estimates that require broad assumptions and significant judgment regarding future performance. The annual impairment test was performed as of October 1, 2015; the estimated fair value of the New Zealand Timber segment exceeded its carrying value and no impairment was recorded.

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
U.S. denominated transactions of the New Zealand JV are translated into New Zealand dollars at the exchange rate in effect on the date of the transaction and recognized in earnings, net of related cash flow hedges. All income statement items of the New Zealand JV are translated into U.S. dollars for reporting purposes using monthly average exchange rates with translation gains and losses being recorded as a separate component of AOCI, within Shareholders’ Equity.
Revenue Recognition
The Company generally recognizes revenues when the following criteria are met: (i) persuasive evidence of an agreement exists, (ii) delivery has occurred or services rendered, (iii) the Company’s price to the buyer is fixed and determinable, and (iv) collectibility is reasonably assured.
Timber Sales
Revenue from the sale of timber is recognized when title passes to the buyer. The Company utilizes two primary methods or sales channels for the sale of timber, a stumpage or standing timber model and delivered logs. Under the stumpage model, standing timber is sold primarily under pay-as-cut contracts, with specified duration (typically one year or less) and fixed prices, whereby revenue is recognized as timber is severed and the sales volume is determined. The Company also sells stumpage under lump-sum contracts for specified parcels where the Company receives cash for the full agreed value of the timber prior to harvest and title and risk of loss pass to the buyer upon signing the contract. The Company retains interest in the land, slash products, and the use of the land for recreational and other purposes. Any uncut timber remaining at the end of the contract period reverts to the Company. Revenue is recognized for lump-sum timber sales when payment is received, the contract is signed and title and risk of loss pass to the buyer. A third type of stumpage sale the Company utilizes is an agreed-volume sale, whereby revenue is recognized as periodic physical observations are made of the percentage of acreage harvested.
In delivered log sales, the Company hires third-party loggers and haulers to harvest timber and deliver it to a buyer. Revenue is recognized when the logs are delivered and title and risk of loss transfer to the buyer. Sales of delivered logs generally do not require an initial payment and are made to third-party customers on open credit terms. The sales method the Company employs for a given tract of timber depends upon local market conditions and which method is expected to provide the best overall margin.
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
Real Estate
The Company recognizes revenue on sales of real estate when the sale is consummated, generally when payment is received and title and risk of loss have passed to the buyer. Cost of sales associated with real estate sold comprises the cost of the land, the cost of any timber on the property that was conveyed to the buyer, and any closing costs including sales commissions that may be borne by the Company. Costs incurred to obtain land use entitlements or for infrastructure such as utilities, roads or other improvements are charged to cost of sales for a project as a percentage of revenue earned to total anticipated revenue and costs for each project.
Employee Benefit Plans
The determination of expense and funding requirements for Rayonier’s defined benefit pension plan, its unfunded excess pension plan and its postretirement life insurance plan are largely based on a number of actuarial assumptions. The key assumptions include discount rate, return on assets, salary increases, mortality rates, longevity and service lives of employees. See Note 15 — Employee Benefit Plans for assumptions used to determine benefit obligations, and the net periodic benefit cost for the year ended December 31, 2015.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Periodic pension and other postretirement expense is included in “Cost of sales,” “Selling and general expenses” and “Income from discontinued operations, net” in the Consolidated Statements of Income and Comprehensive Income. At December 31, 2015 and 2014, the Company’s pension plans were in a net liability position (underfunded) of $33.0 million and $31.8 million, respectively. The estimated amount to be paid in the next 12 months is recorded in “Accrued payroll and benefits” on the Consolidated Balance Sheets, with the remainder recorded as a long-term liability in “Pension and Other Postretirement Benefits.” Changes in the funded status of the Company’s plans are recorded through comprehensive income (loss) in the year in which the changes occur. The Company measures plan assets and benefit obligations as of the fiscal year-end. See Note 15 — Employee Benefit Plans for additional information.
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
The Company’s income tax returns are subject to audit by U.S. federal, state and foreign taxing authorities. In evaluating the tax benefits associated with various tax filing positions, the Company records a tax benefit for an uncertain tax position if it is more-likely-than-not to be realized upon ultimate settlement of the issue. The Company records a liability for an uncertain tax position that does not meet this criterion. The Company adjusts its liabilities for uncertain tax benefits in the period in which it is determined the issue is settled with the taxing authorities, the statute of limitations expires for the relevant taxing authority to examine the tax position or when new facts or information becomes available. Liabilities for unrecognized tax benefits are included in “Other Non-Current Liabilities” in the Company’s Consolidated Balance Sheets. See Note 9 — Income Taxes for additional information.
Reclassifications
Certain 2014 and 2013 amounts have been reclassified to conform with the current year presentation, including the Consolidated Balance Sheet and Consolidated Statement of Cash Flows to better reflect the intended use of the assets and funds. These reclassifications did not affect revenue, total costs and expenses, operating income, or net income.
The following summarizes reclassifications at December 31, 2015:

•
Seeds and seedlings have been reclassified on the Consolidated Balance Sheet from “Inventory” and “Other Assets” to “Timber and Timberlands, Net” to better reflect the intended use of the assets. As of December 31, 2015 and 2014, seeds and seedlings were $5.5 million and $4.8 million, respectively.

•
HBU timberlands and real estate development investments have been reclassified on the Consolidated Balance Sheet from “Other Assets” to a separate balance sheet caption. As of December 31, 2015 and 2014, the cost of Rayonier’s HBU real estate not expected to be sold within the next 12 months was $65.4 million and $77.4 million, respectively.

•
Consistent with the reclassification of HBU timberland and real estate development investments from “Other Assets” to a separate balance sheet caption, real estate development investments have been reclassified on the Consolidated Statement of Cash Flows from “Cash Provided by Operating Activities” to “Cash Used for Investing Activities.” For the years ended December 31, 2015 and 2014, real estate development investments were $2.7 million and $3.7 million, respectively.

•
Silvicultural expenditures on Rayonier’s HBU real estate have been reclassified on the Consolidated Statement of “Cash Flows from Cash Provided by Operating Activities” to “Cash Used for Investing Activities.” For the years ended December 31, 2015 and 2014, silvicultural expenditures on Rayonier’s HBU property were $0.3 million and $0.2 million, respectively.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

New or Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) jointly issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, a comprehensive new revenue recognition standard that will supersede current revenue recognition guidance. The guidance provides a unified model to determine when and how revenue is recognized and will require enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date. ASU No. 2015-14 provides a one-year deferral of the effective date of the new standard, with an option for organizations to adopt early based on the original effective date. This standard will be effective for Rayonier beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements and has completed a preliminary analysis of the specific impacts to our New Zealand Timber segment.
In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs. ASU No. 2015-03 requires that debt issuance costs be presented in the Balance Sheet as a direct reduction from the carrying amount of the debt liability. ASU No. 2015-03 is effective for annual reporting periods beginning after December 31, 2015, including interim periods within that reporting period, and is required to be applied on a retrospective basis. Early adoption is permitted. In August 2015, the FASB issued ASU No. 2015-15 which clarified and amended the guidance so that debt issuance costs related to a line-of-credit arrangement can continue to be deferred and presented as an asset on the balance sheet, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Rayonier intends to adopt ASU No. 2015-03 in the Company’s first quarter 2016 Form 10-Q and as required will present debt issuance costs as a deduction of the carrying amount of debt while presenting debt issuance costs related to the Company’s revolving credit facility as an asset with subsequent amortization over the life of the facility. As of December 31, 2015, the Company had approximately $3.3 million and $0.6 million of capitalized debt costs related to its outstanding non-revolving debt and revolving credit facilities, respectively.
In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820) – Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). ASU No. 2015-07 requires that investments for which the fair value is measured at NAV using the practical expedient (investments in funds measured at NAV) under “Fair Value Measurements and Disclosures” (Topic 820) be excluded from the fair value hierarchy. ASU No. 2015-07 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. ASU No. 2015-07 is required to be applied retrospectively to all periods presented beginning in the period of adoption. Early adoption is permitted. Rayonier intends to adopt ASU No. 2015-07 in the Company’s first quarter 2016 Form 10-Q filing, which will not have a material impact on the consolidated financial statements.
In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740) – Balance Sheet Classification of Deferred Taxes. ASU No. 2015-17 requires deferred tax assets and liabilities to be classified as noncurrent in a classified balance sheet. ASU No. 2015-17 is effective for annual periods beginning after December 15, 2016, and interim periods within that reporting period.  Early adoption is permitted. Rayonier adopted ASU No. 2015-17 in its Consolidated Balance Sheet as of December 31, 2015 in this annual report on Form 10-K. The Consolidated Balance Sheet as of December 31, 2014 was not retrospectively adjusted. See Note 9 — Income Taxes for additional information.
Subsequent Events
The Company has evaluated events occurring from December 31, 2015 to the date of issuance for potential recognition or disclosure in the consolidated financial statements.
Share Repurchase
On February 10, 2016, the Board of Directors approved the repurchase of an additional $100 million of Rayonier’s common shares (the “share repurchase program”). The program has no time limit and may be suspended or discontinued at any time.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

3.	TIMBERLAND ACQUISITIONS
In eight separate transactions throughout 2015, Rayonier purchased approximately 35,000 acres of timberland located in Florida, Georgia, Louisiana, Mississippi and Oregon, for approximately $88.5 million. These acquisitions were funded with cash on hand, like-kind exchange proceeds from real estate and timberland sales, or through the revolving credit facility and were accounted for as asset purchases. Additionally, in one transaction during 2015, the Company acquired forestry rights covering approximately 1,800 acres of timberland with mature timber in New Zealand for approximately $9.9 million. This acquisition was funded with cash on hand.
In 12 separate transactions throughout 2014, Rayonier purchased approximately 62,000 acres of timberland located in Alabama, Florida, Georgia, Texas and Washington, for approximately $130 million. These acquisitions were funded with cash on hand, like-kind exchange proceeds from real estate and timberland sales, or through the revolving credit facility and were accounted for as asset purchases. Additionally, in one transaction during 2014, approximately 500 acres were purchased in New Zealand for approximately $0.9 million. This acquisition was funded with cash on hand.
The following table summarizes the timberland acquisitions at December 31, 2015 and 2014:

	2015		2014
	Cost	Acres	Cost	Acres
Alabama	—	—	$41,453	18,113
Florida	5,031	3,428	22,157	15,774
Georgia	1,495	1,443	46,525	16,573
Louisiana	47,840	24,494	—	—
Mississippi	42	40	—	—
Oregon	34,052	5,578	—	—
Texas	—	—	17,960	10,900
Washington	—	—	1,878	438
New Zealand (a)	9,949	1,767	923	546
Total Acquisitions	$98,409	36,750	$130,896	62,344

(a)	The 2015 New Zealand transaction represents the purchase of a forestry right.

4.	SEGMENT AND GEOGRAPHICAL INFORMATION
Rayonier operates in five reportable segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate and Trading.
The Company’s timber businesses are disaggregated into Southern Timber, Pacific Northwest Timber and New Zealand Timber segments. Sales in the Timber segments include all activities related to the harvesting of timber and other non-timber income activities such as the leasing of properties for hunting, mineral extraction and cell towers.
Real Estate sales include all U.S. property sales, including those lands designated as higher and better use (HBU). The Company’s Real Estate sales categories include Improved Development, Unimproved Development, Rural and Non-Strategic / Timberlands. In the fourth quarter of 2015, the Company added a fifth sales category entitled “Large Dispositions.” This category includes sales of timberland that exceed $20 million in size and do not have any identified HBU premium relative to timberland value. Previously, these sales were reported as Non-Strategic / Timberlands. All prior period amounts have been presented to reflect the newly realigned sales categories.
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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The Trading segment comprises log trading in New Zealand, conducted by the Company’s New Zealand JV in two core areas of business, managed export services on behalf of third parties and procured logs for export sale by the New Zealand JV. The Trading segment complements the New Zealand Timber segment by adding scale and achieving cost savings that directly benefit the New Zealand Timber segment, and by contributing to income with minimal investment.
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
Segment information for each of the three years ended December 31, 2015 follows:

	Sales
	2015	2014	2013
Southern Timber	$139,093	$141,833	$123,804
Pacific Northwest Timber	76,488	102,232	110,494
New Zealand Timber	161,570	182,421	147,716
Real Estate (a)	86,493	77,281	148,955
Trading	81,230	103,678	131,711
Intersegment Eliminations	—	(3,924)	(2,962)
Total	$544,874	$603,521	$659,718

(a)	2013 included a fourth quarter sale of approximately 128,000 acres of New York timberlands for $57.3 million.

	Operating Income/(Loss)
	2015	2014	2013
Southern Timber	$46,669	$45,651	$37,847
Pacific Northwest Timber	6,917	29,539	32,669
New Zealand Timber	2,775	9,474	10,566
Real Estate	44,263	47,474	55,894
Trading	1,247	1,687	1,823
Corporate and other (a)	(24,087)	(35,536)	(30,139)
Total Operating Income	77,784	98,289	108,660
Unallocated interest expense and other	(34,702)	(53,447)	(38,502)
Total income from continuing operations before income taxes	$43,082	$44,842	$70,158

(a)	2013 included a $16.2 million gain related to the consolidation of the New Zealand JV. See Note 7 — Joint Venture Investment.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	Gross Capital Expenditures
	2015	2014	2013
Capital Expenditures (a)
Southern Timber	$33,245	$36,033	$38,093
Pacific Northwest Timber	8,515	9,742	8,404
New Zealand Timber	15,143	17,344	16,030
Real Estate	313	195	366
Trading	—	—	—
Corporate and other	77	399	310
Total capital expenditures	$57,293	$63,713	$63,203

Timberland Acquisitions
Southern Timber	$54,408	$125,650	$20,364
Pacific Northwest Timber	34,052	1,878	—
New Zealand Timber (b)	9,949	923	139,879
Real Estate	—	2,445	37
Trading	—	—	—
Corporate and other	—	—	—
Total timberland acquisitions	$98,409	$130,896	$160,280

Total Gross Capital Expenditures	$155,702	$194,609	$223,483

(a)	Excludes timberland acquisitions presented separately.

(b)	Includes $139.9 million related to the purchase price of the additional 39 percent JV interest acquired in 2013. See Note 7 — Joint Venture Investment for additional information.

	Depreciation, Depletion and Amortization
	2015	2014	2013
Southern Timber	$54,299	$52,307	$49,402
Pacific Northwest Timber	14,842	21,282	21,371
New Zealand Timber	29,741	32,161	27,650
Real Estate	14,533	13,355	17,365
Trading	—	—	—
Corporate and other	293	875	1,066
Total	$113,708	$119,980	$116,854

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	Non-Cash Cost of Land and Real Estate Sold
	2015	2014	2013
Southern Timber	—	—	—
Pacific Northwest Timber	—	—	—
New Zealand Timber	467	4,328	—
Real Estate	12,042	8,936	10,212
Trading	—	—	—
Corporate and other	—	—	—
Total	$12,509	$13,264	$10,212

	Sales by Product Line
	2015	2014	2013
Southern Timber	$139,093	$141,833	$123,804
Pacific Northwest Timber	76,488	102,232	110,494
New Zealand Timber	161,570	182,421	147,716
Real Estate
Improved Development	2,610	—	1,568
Unimproved Development	6,399	4,794	2,839
Rural	22,653	40,954	27,471
Non-Strategic / Timberlands	54,831	9,533	37,049
Large Dispositions (a)	—	22,000	80,028
Total Real Estate	86,493	77,281	148,955
Trading	81,230	103,678	131,711
Intersegment eliminations	—	(3,924)	(2,962)
Total Sales	$544,874	$603,521	$659,718

(a)	2013 included a fourth quarter sale of approximately 128,000 acres of New York timberlands for $57.3 million.

	Geographical Operating Information
	Sales			Operating Income			Identifiable Assets
	2015	2014	2013	2015	2014	2013	2015	2014
United States	$302,074	$317,422	$380,575	$73,749	$87,116	$80,158	$1,826,462	$1,884,585
New Zealand (a)	242,800	286,099	279,143	4,035	11,173	28,502	492,801	568,530
Total	$544,874	$603,521	$659,718	$77,784	$98,289	$108,660	$2,319,263	$2,453,115

(a)	2013 included a $16.2 million operating income gain from the consolidation of the New Zealand JV. See Note 7 — Joint Venture Investment.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

5.	DEBT
Rayonier’s debt consisted of the following at December 31, 2015 and 2014:

	2015	2014
Senior Notes due 2022 at a fixed interest rate of 3.75%	$325,000	$325,000
Senior Exchangeable Notes due 2015 at a fixed interest rate of 4.50%	—	129,706
Mortgage notes due 2017 at fixed interest rates of 4.35% (a)	42,638	53,801
Solid waste bonds due 2020 at a variable interest rate of 1.3% at December 31, 2015	15,000	15,000
Revolving Credit Facility borrowings at a variable interest rate of 1.34% at December 31, 2014	—	16,000
Revolving Credit Facility borrowings due 2020 at a variable interest rate of 1.6% at December 31, 2015	97,000	—
Term Credit Agreement borrowings due 2024 at a variable interest rate of 1.9% at December 31, 2015	170,000	—
New Zealand JV Revolving Credit Facility due 2016 at a variable interest rate of 3.54% at December 31, 2015	160,999	184,099
New Zealand JV Noncontrolling interest shareholder loan at 0% interest rate	23,242	27,949
Total debt	833,879	751,555
Less: Current maturities of long-term debt	—	(129,706)
Long-term debt	$833,879	$621,849
Principal payments due during the next five years and thereafter are as follows:

2016 (a)	$160,999
2017 (b)	42,000
2018	—
2019	—
2020	112,000
Thereafter	518,242
Total debt	$833,241

(a)	The Company will refinance this debt in 2016 with proceeds from the term loan facility.

(b)	The mortgage notes due in 2017 were recorded at a premium of $0.6 million and $1.3 million as of December 31, 2015 and 2014, respectively. Upon maturity the liability will be $42 million.
Term Credit Agreement
On August 5, 2015, the Company entered into a credit agreement with CoBank, ACB, as administrative agent, and a syndicate of Farm Credit institutions and other commercial banks to provide $550 million of new credit facilities, including a five-year $200 million unsecured revolving credit facility (see below) and a nine-year $350 million term loan facility. The Company has entered into an interest rate swap transaction to fix the cost of the term loan facility over its nine-year term. The periodic interest rate on the term credit agreement is LIBOR plus 1.625%, with an unused commitment fee of 0.175%. The Company receives annual patronage refunds, which are profit distributions made by a cooperative to its member-users based on the quantity or value of business done with the member-user. The Company estimates the effective interest rate to be approximately 3.3% after consideration of the estimated patronage refunds and interest rate swaps. As of December 31, 2015, the Company had additional draws available of $180.0 million under the term credit agreement.
Revolving Credit Facility
In August 2015, the Company entered into a five-year $200 million unsecured revolving credit facility, replacing the previous $200 million revolving credit facility and $100 million farm credit facility which were scheduled to expire in April 2016 and December 2019, respectively. The periodic interest rate on the revolving credit facility is LIBOR plus 1.250%, with an unused commitment fee of 0.175%. At December 31, 2015, the Company had $101.2 million of available borrowings under this facility, net of $1.8 million to secure its outstanding letters of credit.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Joint Venture Debt
On April 4, 2013, Rayonier acquired an additional 39% interest in its New Zealand JV, bringing its total ownership to 65% and as a result, the New Zealand JV’s debt was consolidated effective on that date. See Note 7 — Joint Venture Investment for further information.
Senior Secured Facilities Agreement
The New Zealand JV is party to a $188 million variable rate Senior Secured Facilities Agreement comprised of two tranches. Tranche A, a $161 million revolving cash advance facility expires September 2016 and Tranche B, a $27 million working capital facility expires June 2016. Although the maximum amounts available under the agreement are denominated in New Zealand dollars, advances on Tranche A are also available in U.S. dollars. This agreement is secured by a Security Trust Deed that provides recourse to the New Zealand JV’s assets, as well as recourse to Rayonier Inc. and any of its subsidiaries.
Revolving Credit Facility
As of December 31, 2015 the Senior Secured Facilities Agreement had $161 million outstanding on Tranche A at 3.54% due September 2016, with a commitment fee of 80 basis points. In 2016, the Company will use proceeds from the term loan facility to fund a capital infusion into the New Zealand JV, which the New Zealand JV will in turn use for repayment of all outstanding amounts under its existing credit facility. The entire balance of the New Zealand JV Revolving Credit Facility remained classified as long-term debt at December 31, 2015 due to the ability and intent of the Company to refinance it on a long-term basis. The interest rate is indexed to the 90 day New Zealand Bank bill rate and is generally repriced quarterly. The margin on the index rate fluctuates based on the interest coverage ratio. The New Zealand JV manages these rates through interest rate swaps, as discussed at Note 13 — Derivative Financial Instruments and Hedging Activities. The notional amounts of the outstanding interest rate swap contracts at December 31, 2015 were $130 million, or 81% of the variable rate debt. The interest rate swaps have maturities extending through January 2020. The periodic interest rate on New Zealand JV debt is BKBM plus 0.80% with an additional 0.80% credit line fee. The periodic effective interest rate on New Zealand JV debt is approximately 6.3% after consideration of the interest rate swaps.
Working Capital Facility
The $27 million Working Capital Facility is available for short-term operating cash flow needs of the New Zealand JV. This facility holds a variable interest rate indexed to the Official Cash Rate set by the Reserve Bank of New Zealand. The margin ranges from 0.94% to 1.04% based on the interest coverage ratio and the length of time each borrowing is outstanding. At December 31, 2015, there was no outstanding balance on the Working Capital Facility.
Shareholder Loan
The shareholder loan is an interest-free loan from the noncontrolling New Zealand JV partner in the amount of $23 million. This loan represents part of the noncontrolling party’s investment in the New Zealand JV. The loan is secured by timberlands owned by the New Zealand JV and is subordinated to the Senior Secured Facilities Agreement. Although Rayonier Inc. is not liable for this loan, the shareholder loan instrument contains features with characteristics of both debt and equity and is therefore required to be classified as debt and consolidated. As the loan is effectively at par, the carrying amount is deemed to be the fair value. The entire balance of the shareholder loan remained classified as long-term debt at December 31, 2015 due to its absence of a fixed maturity date.
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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

$105 Million Secured Mortgage Notes Assumed
In November 2011, in connection with the acquisition of approximately 250,000 acres of timberlands, the Company assumed notes totaling $105 million, secured by mortgages on certain parcels of the timberlands acquired. The notes bear fixed interest rates of 4.35% with original terms of seven years maturing in August 2017. The Company prepaid $21.0 million of principal on the mortgage notes concurrent with the acquisition and an additional $10.5 million during each of the years 2012 through 2015, the maximum amounts allowed without penalty at the respective dates. The notes were recorded at fair value on the date of acquisition. At December 31, 2015, the carrying value of the debt outstanding was $42.6 million; however, the liability will be $42.0 million at maturity.
4.50% Senior Exchangeable Notes issued August 2009
The Company paid $131 million of its 4.50% Senior Exchangeable Notes upon maturity in August 2015.
The amounts related to convertible debt in the Consolidated Balance Sheets as of December 31, 2014 are as follows:

2014
Liabilities:
Principal amount of debt
4.50% Senior Exchangeable Notes	$130,973
Unamortized discount (a)
4.50% Senior Exchangeable Notes	(1,267)
Net carrying amount of debt	$129,706
Equity:
Common stock	$8,850

(a) The discount for the 4.50% notes was amortized through August 2015.
The amount of interest related to the convertible debt recognized in the Consolidated Statements of Income and Comprehensive Income for the years December 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
Contractual interest coupon
4.50% Senior Exchangeable Notes	$3,438	$5,930	$7,271
Amortization of debt discount
4.50% Senior Exchangeable Notes	1,267	1,957	2,281
Total interest expense recognized	$4,705	$7,887	$9,552
The effective interest rate on the liability component for the years ended December 31, 2015, 2014 and 2013 was 6.21%.
Debt Covenants
In connection with the Company’s $350 million term credit agreement and $200 million revolving credit facility, customary covenants must be met, the most significant of which include interest coverage and leverage ratios. In connection with the New Zealand JV’s Senior Secured Facilities Agreement, customary covenants must be met, the most significant of which include interest coverage and leverage ratios.
In addition to the financial covenants listed above, the mortgage notes, senior notes, term credit agreement and revolving credit facility include customary covenants that limit the incurrence of debt and the disposition of assets, among others. At December 31, 2015, the Company was in compliance with all covenants.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

6.	HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS

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
An analysis of higher and better use timberlands and real estate development costs from December 31, 2014 to December 31, 2015 is shown below:

	Higher and Better Use Timberlands and Real Estate Development Investments
	Land and Timber	Development Investments	Total
Non-current portion at December 31, 2014	$65,959	$11,474	$77,433
Plus: Current portion (a)	4,875	57	4,932
Total Balance at December 31, 2014	70,834	11,531	82,365
Non-cash cost of land and real estate sold	(5,101)	(344)	(5,445)
Timber depletion from harvesting activities and basis of timber sold in real estate sales	(4,820)	—	(4,820)
Capitalized real estate development investments	—	2,676	2,676
Capital expenditures (silviculture)	308	—	308
Intersegment transfers	2,695	—	2,695
Other	—	(77)	(77)
Total Balance at December 31, 2015	63,916	13,786	77,702
Less: Current portion (a)	(6,019)	(6,233)	(12,252)
Non-current portion at December 31, 2015	$57,897	$7,553	$65,450

(a)	The current portion of Higher and Better Use Timberlands and Real Estate Development Investments is recorded in Inventory. See Note 18 — Inventory for additional information.

7.	JOINT VENTURE INVESTMENT
On April 4, 2013 (the “acquisition date”), the Company acquired an additional 39 percent ownership interest in Matariki Forestry Group, a joint venture ("New Zealand JV") that owns or leases approximately 0.4 million legal acres of New Zealand timberlands. As a result of the acquisition, Rayonier is a 65 percent owner of the New Zealand JV and subsequent to April 4, 2013 it consolidated the JV’s Balance Sheet and results of operations. The portions of the consolidated financial position and results of operations attributable to the New Zealand JV’s 35 percent noncontrolling interest are also shown separately. Rayonier New Zealand Limited (“RNZ”), a wholly-owned subsidiary of Rayonier Inc., serves as the manager of the New Zealand JV forests.
Prior to the acquisition date, the Company accounted for its 26 percent interest in the New Zealand JV as an equity method investment. The additional 39 percent interest was acquired for $139.9 million and resulted in the Company obtaining a controlling financial interest in the New Zealand JV and accordingly, the purchase was accounted for as a step-acquisition. Upon consolidation, the Company recognized a $10.1 million deferred gain, which resulted from the original sale of its New Zealand operations to the joint venture in 2005 and a $6.1 million benefit due to the required fair market value remeasurement of the Company’s equity interest in the New Zealand JV held before the purchase of the additional interest. The acquisition-date fair value of the previous equity interest was $93.3 million.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The Company’s operating results for the year ended December 31, 2013 reflect 26 percent of the New Zealand JV’s income prior to the acquisition date, as reported in “Equity in income of New Zealand joint venture” in the Consolidated Statements of Income and Comprehensive Income. The following represents the pro forma (unaudited) consolidated sales and net income for the three years ended December 31, 2015 as if the additional interest in the New Zealand JV had been acquired on January 1, 2013.

	2015	2014	2013
Sales	$544,874	$603,521	$1,742,348
Net Income	43,941	97,846	372,039

8.	COMMITMENTS
The Company leases certain buildings, machinery and equipment under various operating leases. Total rental expense for operating leases amounted to $2.3 million, $1.9 million and $2.3 million in 2015, 2014 and 2013, respectively. The Company also has long-term lease agreements on certain timberlands in the Southern U.S. and New Zealand. U.S. leases typically have initial terms of approximately 30 to 65 years, with renewal provisions in some cases. New Zealand timberland lease terms range between 30 and 99 years. Such leases are generally non-cancellable and require minimum annual rental payments. Total expenditures for long-term leases and deeds on timberlands (including Crown Forest Licenses) amounted to $11.3 million, $12.8 million and $13.2 million in 2015, 2014 and 2013, respectively.
At December 31, 2015, the future minimum payments under non-cancellable operating and timberland leases were as follows:

	Operating Leases	Timberland Leases (a)	Purchase Obligations (b)	Total
2016	$1,865	$11,174	$7,253	$20,292
2017	1,444	10,873	6,023	18,340
2018	736	9,372	5,585	15,693
2019	606	8,874	4,114	13,594
2020	521	8,432	3,455	12,408
Thereafter (c)	1,584	161,101	15,057	177,742
	$6,756	$209,826	$41,487	$258,069

(a)	The majority of timberland leases are subject to increases or decreases based on either the Consumer Price Index, Producer Price Index or market rates.

(b)
Purchase obligations include payments expected to be made on derivative financial instruments (foreign exchange contracts and interest rate swaps) and standby letters of credit fees for industrial revenue bonds.

(c)
Includes 20 years of future minimum payments for perpetual Crown Forest Licenses (“CFL”). A CFL consists of a license to use public or government owned land to operate a commercial forest. The CFL's extend indefinitely and may only be terminated upon a 35 year termination notice from the government. If no termination notice is given, the CFLs renew automatically each year for a one year term. As of December 31, 2015, the New Zealand JV has four CFL’s under termination notice, terminating in 2034, two in 2044 and 2049 as well as two fixed term CFL’s expiring in 2062. The annual license fee is determined based on current market rental value, with triennial rent reviews.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

9.	INCOME TAXES
The operations conducted by the Company’s REIT entities are generally not subject to U.S. federal and state income taxation. The New Zealand JV is subject to corporate level tax in New Zealand. Non-REIT qualifying operations are conducted by the Company’s taxable REIT subsidiaries. Prior to the June 27, 2014 spin-off of Rayonier Advanced Materials, the Company’s taxable REIT subsidiaries (“TRS”) operations included the Performance Fibers manufacturing business. During 2014 and 2013, the income tax benefit from continuing operations was significantly impacted by the TRS businesses. During 2015, the primary businesses performed in Rayonier’s taxable REIT subsidiaries included log trading and certain real estate activities, such as the sale and entitlement of development HBU properties.
The Company was subject to U.S. federal corporate income tax on built-in gains (the excess of fair market value over tax basis for property held upon REIT election at January 1, 2004) on taxable sales of such property during calendar years 2004 through 2013. In 2013, the law provided a built-in gains tax holiday, which impacted the Company’s 2013 tax provision.
Alternative Fuel Mixture Credit (“AFMC”) and Cellulosic Biofuel Producer Credit (“CBPC”)
The U.S. Internal Revenue Code allowed two credits for taxpayers that produced and used an alternative fuel in the operation of their business during calendar year 2009. The AFMC is a $0.50 per gallon refundable excise tax credit (which is not taxable), while the CBPC is a $1.01 per gallon credit that is nonrefundable, taxable and has limitations based on an entity’s tax liability. Rayonier produced and used an alternative fuel (“black liquor”) in its Performance Fibers business, which qualified for both credits. The Company claimed the AFMC on its original 2009 income tax return. In 2013, management approved an exchange of black liquor gallons previously claimed under the AFMC for the CBPC. The net tax benefit from this exchange of $18.8 million was recorded in discontinued operations. As a result of the spin-off of the Performance Fibers business in 2014, the Company recorded a $13.6 million valuation allowance in continuing operations related to CPBC remaining with the Company’s taxable REIT subsidiary and the limited potential use of the CBPC prior to its expiration on December 31, 2019. In 2015, a $1.0 million return-to-accrual adjustment was recorded related to the CBPC which resulted in a corresponding increase in the CBPC valuation allowance to $14.6 million.
Provision for Income Taxes from Continuing Operations
The (provision for)/benefit from income taxes consisted of the following:

	2015	2014	2013
Current
U.S. federal	($624)	$27,521	$27,338
State	226	1,353	1,462
Foreign	(308)	—	(261)
	(706)	28,874	28,539
Deferred
U.S. federal	3,702	(7,260)	22,649
State	107	(357)	1,211
Foreign	2,360	1,633	(2,119)
	6,169	(5,984)	21,741
Changes in valuation allowance	(4,604)	(13,289)	(14,595)
Total	$859	$9,601	$35,685

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

A reconciliation of the U.S. federal statutory income tax rate to the actual income tax rate was as follows:

	2015		2014		2013
U.S. federal statutory income tax rate	($15,079)	35.0%	($15,695)	35.0%	($24,555)	35.0%
U.S. and foreign REIT income and U.S. TRS taxable losses	19,446	(45.1)	32,058	(71.5)	52,812	(75.3)
U.S. net deferred tax asset valuation allowance	(3,607)	8.4	—	—	—	—
Foreign TRS operations	1,097	(2.6)	(159)	0.4	(95)	0.1
Loss on early redemption of Senior Exchangeable Notes	—	—	—	—	(859)	1.2
Other	5	—	112	(0.3)	101	(0.1)
Income tax benefit before discrete items	1,862	(4.3)	16,316	(36.4)	27,404	(39.1)
CBPC valuation allowance	(997)	2.3	(13,644)	30.4	—	—
Deferred tax inventory valuations	—	—	5,151	(11.5)	983	(1.4)
Uncertain tax positions	—	—	1,830	(4.1)	800	(1.1)
Gain related to consolidation of New Zealand joint venture	—	—	—	—	5,634	(8.0)
Reversal of REIT BIG tax payable	—	—	—	—	485	(0.7)
Other	(6)	—	(52)	0.2	379	(0.6)
Income tax benefit as reported for continuing operations	$859	(2.0)%	$9,601	(21.4)%	$35,685	(50.9)%
The Company’s effective tax rate is below the 35 percent U.S. statutory rate primarily due to tax benefits associated with being a REIT.
Provision for Income Taxes from Discontinued Operations
On June 27, 2014 Rayonier completed the spin-off of its Performance Fibers business. Income tax expense related to Performance Fibers discontinued operations was $20.6 million and $84.4 million for the years ended December 31, 2014 and 2013, respectively.
During 2013, Rayonier completed the sale of its Wood Products business for $80 million plus a working capital adjustment. Income tax expense related to the Wood Products business was $22.0 million for the year ended December 31, 2013.
See Note 21 — Discontinued Operations for additional information on the spin-off of the Performance Fibers business and the sale of the Wood Products business.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Deferred Taxes
Deferred income taxes result from recording revenues and expenses in different periods for financial reporting versus tax reporting. The nature of the temporary differences and the resulting net deferred tax asset/liability for the two years ended December 31, were as follows:

	2015	2014
Gross deferred tax assets:
Pension, postretirement and other employee benefits	$1,040	$1,994
New Zealand JV	65,078	71,482
CBPC Tax Credit Carry Forwards (a)	14,641	13,644
Capitalized real estate costs	9,378	9,554
U.S. TRS Net Operating Loss	2,327	—
Other	7,050	8,067
Total gross deferred tax assets	99,514	104,741
Less: Valuation allowance	(18,248)	(13,644)
Total deferred tax assets after valuation allowance	$81,266	$91,097
Gross deferred tax liabilities:
Accelerated depreciation	(1,357)	(1,796)
Repatriation of foreign earnings	(7,251)	(8,817)
New Zealand JV	(68,551)	(78,008)
Timber installment sale	(7,511)	(7,511)
Other	(311)	(1,304)
Total gross deferred tax liabilities	(84,981)	(97,436)
Net deferred tax (liability)/asset	($3,715)	($6,339)

Noncurrent portion of deferred tax asset (b)	—	8,057
Current portion of deferred tax liability (b)	—	(7,893)
Noncurrent portion of deferred tax liability (b)	(3,715)	(6,503)
Net deferred tax (liability)/asset	($3,715)	($6,339)

(a)	In 2015, a $1.0 million return to accrual adjustment was made in conjunction with the filing of the Company’s 2014 U.S. federal income tax return.

(b)
Rayonier adopted ASU No. 2015-17, which requires deferred tax assets and liabilities to be classified as noncurrent, in its Consolidated Balance Sheet as of December 31, 2015. Deferred tax assets and liabilities as of December 31, 2014 have not been retrospectively adjusted.

Included above are the following foreign net operating loss (“NOL”) and tax credit carryforwards as of December 31, 2015:

Item	Gross Amount	Valuation Allowance	Expiration
New Zealand JV NOL Carryforwards	$232,846	—	None
U.S. Net Deferred Tax Asset	3,607	(3,607)	None
Cellulosic Biofuel Producer Credit (a)	14,641	(14,641)	2019
Total Valuation Allowance		($18,248)

(a)	In 2015, a $1.0 million return to accrual adjustment was made in conjunction with the filing of the Company’s 2014 U.S. federal income tax return.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Prepaid Taxes
As of December 31, 2015 and 2014, the Company has recorded a long-term prepaid federal income tax of $14.4 million related to recognized built-in gains on 2006, 2008 and 2010 intercompany sales of timberlands between the REIT and the TRS. Taxes for the transactions were paid at the time of sale, but the gain and income tax expense were deferred in accordance with U.S. Generally Accepted Accounting Principles. As the timberlands are sold to third parties, the appropriate gain and related income tax expense will be recognized and the prepaid income tax will be reduced.
Other Tax Items
In 2015 and 2014, the Company recorded tax deficiencies on stock-based compensation of $0.3 million and $0.8 million, respectively. In 2013, the Company recorded excess tax benefits of $8.4 million related to stock-based compensation. These amounts were recorded directly to shareholders’ equity and were not included in the consolidated tax provision.
Unrecognized Tax Benefits
In accordance with Generally Accepted Accounting Principles, the Company recognizes the impact of a tax position if a position is “more-likely-than-not” to prevail.
A reconciliation of the beginning and ending unrecognized tax benefits for the three years ended December 31 is as follows:

	2015	2014	2013
Balance at January 1,	—	$10,547	$6,580
Decreases related to prior year tax positions	—	(10,547)	(800)
Increases related to prior year tax positions	135	—	4,767
Balance at December 31,	$135	—	$10,547
The unrecognized tax benefit of $135 thousand as of December 31, 2015 relates to a prior year deduction, in conjunction with the spin-off of the Performance Fibers business.
The total amount of unrecognized tax benefits that, if recognized, would have affected the effective tax rate at December 31, 2015, 2014 and 2013 is $0, $0 and $6.6 million, respectively.
The Company records interest (and penalties, if applicable) related to unrecognized tax benefits in non-operating expenses. The Company recorded $0 million and $0.5 million benefit to interest expense in 2015 and 2014, respectively. For the year ended December 31, 2013, the Company recorded interest expense of $0.1 million. The Company had no recorded liabilities for the payment of interest at December 31, 2015 and 2014.
Tax Statutes
The following table provides detail of the tax years that remain open to examination by the IRS and other significant taxing jurisdictions:

Taxing Jurisdiction	Open Tax Years
U.S. Internal Revenue Service	2012 - 2015
New Zealand Inland Revenue	2011 - 2015

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

10.	CONTINGENCIES
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

On January 9, 2015, the five securities actions were consolidated into one putative class action entitled In re Rayonier Inc. Securities Litigation, Case No. 3:14-cv-01395-TJC-JBT, in the United States District Court for the Middle District of Florida. The plaintiffs alleged that the defendants made false and/or misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs sought unspecified monetary damages and attorneys’ fees and costs. Two shareholders, the Pension Trust Fund for Operating Engineers and the Lake Worth Firefighters’ Pension Trust Fund moved for appointment as lead plaintiff on January 12, 2015, which was granted on February 25, 2015. On April 7, 2015, the plaintiffs filed a Consolidated Class Action Complaint (the “Consolidated Complaint”). In the Consolidated Complaint, plaintiffs added allegations as to and added as a defendant N. Lynn Wilson, a former officer of Rayonier. With the filing of the Consolidated Complaint, David L. Nunes and H. Edwin Kiker were dropped from the case as defendants. Defendants timely filed Motions to Dismiss the Consolidated Complaint on May 15, 2015. After oral argument on Defendants' motions on August 25, 2015, the Court dismissed the Consolidated Complaint without prejudice, allowing plaintiffs leave to refile. Plaintiffs filed the Amended Consolidated Class Action Complaint (the “Amended Complaint”) on September 25, 2015, which continued to assert claims against the Company, as well as Ms. Wilson and Messrs. Boynton and Vanden Noort. Defendants timely filed Motions to Dismiss the Amended Complaint on October 26, 2015, which are pending. At this preliminary stage, the Company cannot determine whether there is a reasonable likelihood a material loss has been incurred nor can the range of any such loss be estimated.
On November 26, 2014, December 29, 2014, January 26, 2015, February 13, 2015, and May 12, 2015, the Company received separate letters from shareholders requesting that the Company investigate or pursue derivative claims against certain officers and directors related to the November 2014 Announcement. Although these demands do not identify any claims against the Company, the Company has certain obligations to advance expenses and provide indemnification to certain current and former officers and directors of the Company. The Company has also incurred expenses as a result of costs arising from the investigation of the claims alleged in the various demands. At this preliminary stage, the ultimate outcome of these matters cannot be predicted, nor can the range of potential expenses the Company may incur as a result of the obligations identified above be estimated.
In November 2014, the Company received a subpoena from the SEC seeking documents related to the Company’s amended reports filed with the SEC on November 10, 2014. The Company cooperated with the SEC and complied with its requests. The Company does not currently believe that the investigation will have a material impact on the Company’s financial condition, results of operations, or cash flow, but cannot predict the timing or outcome of the SEC investigation.
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
The Company provides financial guarantees as required by creditors, insurance programs, and various governmental agencies. As of December 31, 2015, the following financial guarantees were outstanding:

Financial Commitments	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit (a)	$16,685	$15,000
Guarantees (b)	2,254	43
Surety bonds (c)	896	—
Total financial commitments	$19,835	$15,043

(a)
Approximately $15 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letters of credit support various insurance related agreements, primarily workers’ compensation. These letters of credit will expire at various dates during 2016 and will be renewed as required.

(b)
In conjunction with a timberland sale and note monetization in the 2004, the Company issued a make-whole agreement pursuant to which it guaranteed $2.3 million of obligations of a special-purpose entity that was established to complete the monetization. At December 31, 2015, the Company has recorded a de minimis liability to reflect the fair market value of its obligation to perform under the make-whole agreement.

(c)
Rayonier issues surety bonds primarily to secure timber harvesting obligations in the State of Washington and to provide collateral for the Company’s workers’ compensation self-insurance program in that state. These surety bonds expire at various dates in 2016 and 2017 and are expected to be renewed as required.

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
The following table provides details of the calculation of basic and diluted EPS for the three years ended December 31:

	2015	2014	2013
Income from continuing operations	$43,941	$54,443	$105,843
Less: Net (loss) income from continuing operations attributable to noncontrolling interest	(2,224)	(1,491)	1,902
Income from continuing operations attributable to Rayonier Inc.	$46,165	$55,934	$103,941

Income from discontinued operations attributable to Rayonier Inc.	—	$43,403	$267,955

Net income attributable to Rayonier Inc.	$46,165	$99,337	$371,896

Shares used for determining basic earnings per common share	125,385,085	126,458,710	125,717,311
Dilutive effect of:
Stock options	116,792	323,125	463,949
Performance and restricted shares	39,863	149,292	158,319
Assumed conversion of Senior Exchangeable Notes (a)	358,449	2,149,982	1,965,177
Assumed conversion of warrants (a)	—	1,957,154	1,800,345
Shares used for determining diluted earnings per common share	125,900,189	131,038,263	130,105,101
Basic earnings per common share attributable to Rayonier Inc.:
Continuing operations	$0.37	$0.44	$0.83
Discontinued operations	—	0.34	2.13
Net income	$0.37	$0.78	$2.96
Diluted earnings per common share attributable to Rayonier Inc.:
Continuing operations	$0.37	$0.43	$0.80
Discontinued operations	—	0.33	2.06
Net income	$0.37	$0.76	$2.86

	2015	2014	2013
Anti-dilutive shares excluded from the computations of diluted earnings per share:
Stock options, performance and restricted shares	897,800	461,663	337,145
Assumed conversion of exchangeable note hedges (a)	358,449	2,149,982	1,965,177
Total	1,256,249	2,611,645	2,302,322

(a)
In September and October 2013, $41.5 million of the Senior Exchangeable Notes due 2015 (the “2015 Notes”) were redeemed by the noteholders; however, no additional shares were issued due to offsetting hedges. Similarly, Rayonier did not issue additional shares upon the August 2015 maturity of the remaining 2015 Notes due to offsetting hedges. ASC 260, Earnings Per Share requires the assumed conversion of the Notes to be included in dilutive shares if the average stock price for the period exceeds the strike prices, while the assumed conversion of the hedges is excluded since they are anti-dilutive. The dilutive effect of the 2015 Notes was included for the portion of the periods presented in which the notes were outstanding.

The warrants sold in conjunction with the Senior Exchangeable Notes due 2012 began maturing on January 15, 2013 and matured ratably through March 27, 2013, resulting in the issuance of 2,135,221 shares. For the year ended 2013, the dilutive impact of these warrants was calculated based on the length of time they were outstanding before settlement. Rayonier will distribute additional shares upon the February 2016 maturity of the warrants sold in conjunction with the 2015 Notes if the stock price exceeds $28.11 per share. The exchange price on the warrants is lower than periods prior to 2014 as it has been adjusted to reflect the spin-off of the Performance Fibers business. The warrants were not dilutive for the year ended 2015 as the average stock price did not exceed the strike price. For further information, see Note 5 — Debt.

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
Accounting for derivative financial instruments is governed by Accounting Standards Codification Topic 815, Derivatives and Hedging, (“ASC 815”). In accordance with ASC 815, the Company records its derivative instruments at fair value as either assets or liabilities in the Consolidated Balance Sheets. Changes in the instruments’ fair value are accounted for based on their intended use. Gains and losses on derivatives that are designated and qualify for cash flow hedge accounting are recorded as a component of accumulated other comprehensive income (“AOCI”) and reclassified into earnings when the hedged transaction materializes. Gains and losses on derivatives that are designated and qualify for net investment hedge accounting are recorded as a component of AOCI and will not be reclassified into earnings until the Company’s investment in its New Zealand operations is partially or completely liquidated. The ineffective portion of any hedge, changes in the fair value of derivatives not designated as hedging instruments and those which are no longer effective as hedging instruments, are recognized immediately in earnings. The Company's hedge ineffectiveness was de minimis for all periods presented.
Foreign Currency Exchange and Option Contracts
The functional currency of Rayonier’s wholly-owned subsidiary, Rayonier New Zealand Limited, and the New Zealand JV is the New Zealand dollar. The New Zealand JV is exposed to foreign currency risk on export sales and ocean freight payments which are mainly denominated in U.S. dollars. The New Zealand JV typically hedges 50% to 90% of its estimated foreign currency exposure with respect to the following three months forecasted sales and purchases, 50% to 75% of its forecasted sales and purchases for the forward three to 12 months and up to 50% of the forward 12 to 18 months. Foreign currency exposure from the New Zealand JV’s trading operations is typically hedged based on the following three months forecasted sales and purchases. As of December 31, 2015, foreign currency exchange contracts and foreign currency option contracts had maturity dates through June 2017 and May 2017, respectively.
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
The Company may de-designate cash flow hedge relationships in advance or at the occurrence of the forecasted transaction. The portion of gains or losses on the derivative instrument previously accumulated in AOCI for de-designated hedges remains in AOCI until the forecasted transaction affects earnings. Changes in the value of derivative instruments after de-designation are recorded in earnings. De-designated cash flow hedges are included in “Derivatives not designated as hedging instruments” in the table below.
In August 2015, the Company entered into foreign currency option contracts (notional amount of $332 million) to mitigate the risk of fluctuations in foreign currency exchange rates when translating Rayonier New Zealand Limited and the New Zealand JV’s balance sheet to U.S. dollars. These contracts hedge a portion of the Company’s net investment in New Zealand and qualify as a net investment hedge. The fair value of these option contracts is determined by a mark-to-market valuation which estimates fair value by discounting the difference between the contracted forward price and the current forward price for the residual maturity of the contract using a risk-free interest rate. The hedge qualifies for hedge accounting whereby fluctuations in fair market value during the life of the hedge are recorded in AOCI and remain there permanently unless a partial or full liquidation of the investment is made. At each reporting period, the Company reviews the hedge for ineffectiveness. Ineffectiveness can occur when changes to the investment or the hedged instrument are made such that the risk of foreign exchange movements are no longer mitigated by the hedging instrument. At that time, the amount related to the ineffectiveness of the net investment hedge is recorded into earnings. The foreign currency option contracts mature in the first quarter of 2016.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Interest Rate Swaps
The Company uses interest rate swaps to manage the New Zealand JV’s exposure to interest rate movements on its variable rate debt attributable to changes in the New Zealand Bank bill rate. By converting a portion of these borrowings from floating rates to fixed rates, the Company has reduced the impact of interest rate changes on its expected future cash outflows. As of December 31, 2015, the Company’s interest rate contracts hedged 81 percent of the New Zealand JV’s variable rate debt and had maturity dates through January 2020. Initially, these hedges qualified for hedge accounting; however, upon consolidation of the New Zealand JV in 2013, the hedges no longer qualified requiring all future changes in the fair market value of the hedges to be recorded in earnings.
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
Also in August 2015, the Company entered into a nine-year forward interest rate swap agreement with a start date in April 2016 for a notional amount of $180 million. This agreement fixes the LIBOR-related portion of the interest rate (LIBOR plus 1.625%) to an average rate of 2.35%. This derivative instrument has been designated as an interest rate cash flow hedge and qualifies for hedge accounting.
Fuel Hedge Contracts
The Company has historically used fuel hedge contracts to manage its New Zealand JV’s exposure to changes in New Zealand’s domestic diesel prices. Due to the low volume of diesel fuel purchases made by the New Zealand JV in 2013, the Company decided to no longer hedge its diesel fuel purchases effective November 2013. There were no contracts remaining as of December 31, 2015.
The following table demonstrates the impact of the Company’s derivatives on the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2015, 2014 and 2013.

	Location on Statement of Income and Comprehensive Income	2015	2014	2013
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive (loss) income	($205)	($1,069)	$950
	Other operating (income) expense	—	—	652
Foreign currency option contracts	Other comprehensive (loss) income	370	(1,647)	460
Interest rate swaps	Other comprehensive (loss) income	(10,197)	—	—

Derivatives designated as a net investment hedge:
Foreign currency exchange contract	Other comprehensive (loss) income	2,875	(145)	—
Foreign currency option contracts	Other comprehensive (loss) income	4,606	—	—

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Other operating expense (income)	—	25	(1,607)
Foreign currency option contracts	Other operating expense (income)	1,394	7	1,147
Interest rate swaps	Interest and miscellaneous (expense) income	(4,391)	(5,882)	6,085
Fuel hedge contracts	Cost of sales (benefit)	—	160	(255)
During the next 12 months, the amount of the December 31, 2015 AOCI balance, net of tax, expected to be reclassified into earnings as a result of the maturation of the Company’s derivative instruments is a loss of approximately $1.6 million.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The following table contains the notional amounts of the derivative financial instruments recorded in the Consolidated Balance Sheets at December 31, 2015 and 2014:

	Notional Amount
	2015	2014
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	$21,250	$28,540
Foreign currency option contracts	107,200	79,400
Interest rate swaps	350,000	—

Derivatives designated as a net investment hedge:
Foreign currency exchange contract	—	27,419
Foreign currency option contracts	331,588	—

Derivatives not designated as hedging instruments:
Interest rate swaps	130,169	161,968

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The following table contains the fair values of the derivative financial instruments recorded in the Consolidated Balance Sheets at December 31, 2015 and 2014. Changes in balances of derivative financial instruments are recorded as operating activities in the Consolidated Statements of Cash Flows.

		Fair Value Assets (Liabilities) (a)
	Location on Balance Sheet	2015	2014
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other current assets	$43	$132
	Other assets	—	59
	Other current liabilities	(1,449)	(272)
	Other non-current liabilities	(219)	—
Foreign currency option contracts	Other current assets	560	299
	Other assets	408	198
	Other current liabilities	(1,393)	(1,439)
	Other non-current liabilities	(217)	(196)
Interest rate swaps	Other non-current liabilities	(10,197)	—

Derivatives designated as a net investment hedge:
Foreign currency exchange contract	Other current liabilities	—	(223)
Foreign currency option contracts	Other current assets	4,630	—
	Other current liabilities	(24)	—

Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-current liabilities	(8,047)	(7,247)

Total derivative contracts:
Other current assets		$5,233	$431
Other assets		408	257
Total derivative assets		$5,641	$688

Other current liabilities		(2,866)	(1,934)
Other non-current liabilities		(18,680)	(7,443)
Total derivative liabilities		($21,546)	($9,377)

(a)	See Note 14 — Fair Value Measurements for further information on the fair value of our derivatives including their classification within the fair value hierarchy.
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
The following table presents the carrying amount and estimated fair values of financial instruments held by the Company at December 31, 2015 and 2014, using market information and what the Company believes to be appropriate valuation methodologies under generally accepted accounting principles:

	December 31, 2015			December 31, 2014
Asset (liability) (a)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$51,777	$51,777	—	$161,558	$161,558	—
Restricted cash (b)	23,525	23,525	—	6,688	6,688	—
Current maturities of long-term debt	—	—	—	(129,706)	—	(156,762)
Long-term debt	(833,879)	—	(830,203)	(621,849)	—	(628,476)
Interest rate swaps (c)	(18,244)	—	(18,244)	(7,247)	—	(7,247)
Foreign currency exchange contracts (c)	(1,625)	—	(1,625)	(304)	—	(304)
Foreign currency option contracts (c)	3,964	—	3,964	(1,138)	—	(1,138)

(a)	The Company did not have Level 3 assets or liabilities at December 31, 2015.

(b)	Restricted cash is recorded in “Other Assets” and represents the proceeds from LKE sales deposited with a third-party intermediary.

(c)	See Note 13 — Derivative Financial Instruments and Hedging Activities for information regarding the Balance Sheet classification of the Company’s derivative financial instruments.
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
In connection with the spin-off of the Performance Fibers business, Rayonier entered into an Employee Matters Agreement with Rayonier Advanced Materials, (see See Note 3 — Discontinued Operations in the 2014 Form 10-K for further details), which provides that employees of Rayonier Advanced Materials will no longer participate in benefit plans sponsored or maintained by Rayonier. Upon separation, the Rayonier Pension and Postretirement Plans transferred assets and obligations to the Rayonier Advanced Materials Pension and Postretirement Plans resulting in a net decrease in sponsored pension and postretirement plan obligations of $100 million. This was based on a revaluation of plan obligations using a 4.0% discount rate versus 4.6% at December 31, 2013. In addition, $78 million of other comprehensive losses were transferred to Rayonier Advanced Materials, net of taxes of $45 million.
The Company sold its Wood Products business in March 2013. As a result of the sale, all employees covered by the Wood Products defined benefit pension plan are considered terminated employees. Amendments to the plan in June 2013 resulted in all such employees automatically vesting in the plan. Additionally, a one-time lump sum distribution was offered to terminated Wood Products plan participants or their beneficiaries. Based upon acceptance of that offer by certain participants, $3.0 million was paid from the plan assets during 2013, with a corresponding decrease of $2.8 million in the benefit obligation. As a result of the lump sum distribution, a settlement loss of $0.5 million, net of tax, was recorded in “Income from Discontinued Operations, net” in the Consolidated Statements of Income and Comprehensive Income as it was directly related to the sale of the Wood Products business. For additional information on the sale of the Wood Products business, see Note 21 — Discontinued Operations.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The following tables set forth the change in the projected benefit obligation and plan assets and reconcile the funded status and the amounts recognized in the Consolidated Balance Sheets for the pension and postretirement benefit plans for the two years ended December 31:

	Pension		Postretirement
	2015	2014	2015	2014
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$87,355	$413,638	$1,226	$21,999
Service cost	1,484	3,923	11	402
Interest cost	3,319	10,707	52	537
Actuarial (gain) loss	(5,332)	43,093	(123)	2,250
Employee contributions	—	—	—	484
Benefits paid	(2,821)	(11,288)	(7)	(888)
Transferred to Rayonier Advanced Materials	—	(372,718)	—	(23,558)
Projected benefit obligation at end of year	$84,005	$87,355	$1,159	$1,226

Change in Plan Assets
Fair value of plan assets at beginning of year	$55,546	$341,905	—	—
Actual return on plan assets	(1,241)	21,399	—	—
Employer contributions	29	1,103	7	404
Employee contributions	—	—	—	484
Benefits paid	(2,821)	(11,288)	(7)	(888)
Other expense	(543)	(607)	—	—
Transferred to Rayonier Advanced Materials	—	(296,966)	—	—
Fair value of plan assets at end of year	$50,970	$55,546	—	—

Funded Status at End of Year:
Net accrued benefit cost	($33,035)	($31,809)	($1,159)	($1,226)

Amounts Recognized in the Consolidated
Balance Sheets Consist of:
Noncurrent assets	—	—	—	—
Current liabilities	(32)	(15)	(24)	(25)
Noncurrent liabilities	(33,003)	(31,794)	(1,135)	(1,201)
Net amount recognized	($33,035)	($31,809)	($1,159)	($1,226)
Net gains or losses, prior service costs or credits and plan amendment gains recognized in other comprehensive income for the three years ended December 31 are as follows:

	Pension			Postretirement
	2015	2014	2013	2015	2014	2013
Net (losses) gains	($477)	($37,559)	$60,171	$123	($2,250)	$3,206
Prior service cost	—	—	—	—	—	—
Negative plan amendment	—	—	—	—	—	3,372

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Net gains or losses and prior service costs or credits reclassified from other comprehensive income and recognized as a component of pension and postretirement expense for the three years ended December 31 are as follows:

	Pension			Postretirement
	2015	2014	2013	2015	2014	2013
Amortization of losses	$3,733	$6,542	$20,914	$12	$288	$675
Amortization of prior service cost	13	576	1,356	—	8	66
Amortization of negative plan amendment	—	—	—	—	(137)	(105)
Net losses and prior service costs or credits that have not yet been included in pension and postretirement expense for the two years ended December 31, which have been recognized as a component of AOCI are as follows:

	Pension		Postretirement
	2015	2014	2015	2014
Prior service cost	—	($13)	—	—
Net (losses) gains	(27,710)	(30,965)	45	(90)
Negative plan amendment	—	—	—	—
Deferred income tax benefit (expense)	1,927	2,425	6	(22)
AOCI	($25,783)	($28,553)	$51	($112)
For pension and postretirement plans with accumulated benefit obligations in excess of plan assets, the following table sets forth the projected and accumulated benefit obligations and the fair value of plan assets for the two years ended December 31:

	2015	2014
Projected benefit obligation	$84,005	$87,355
Accumulated benefit obligation	78,779	81,141
Fair value of plan assets	50,970	55,546
The following tables set forth the components of net pension and postretirement benefit cost that have been recognized during the three years ended December 31:

	Pension			Postretirement
	2015	2014	2013	2015	2014	2013
Components of Net Periodic Benefit Cost
Service cost	$1,484	$3,923	$8,452	$11	$402	$1,056
Interest cost	3,319	10,707	16,682	52	537	937
Expected return on plan assets	(4,027)	(15,258)	(25,302)	—	—	—
Amortization of prior service cost	13	576	1,296	—	8	66
Amortization of losses	3,733	6,542	20,097	12	288	675
Amortization of negative plan amendment	—	—	—	—	(137)	(105)
Curtailment expense	—	—	60	—	—	—
Settlement expense	—	—	817	—	—	—
Net periodic benefit cost (a)	$4,522	$6,490	$22,102	$75	$1,098	$2,629

(a)
Net periodic benefit cost for the years ended December 31, 2014 and 2013 included $4.0 million and $14.9 million, respectively, recorded in “Income from discontinued operations, net” on the Consolidated Statements of Income and Comprehensive Income.

The estimated pre-tax amounts that will be amortized from AOCI into net periodic benefit cost in 2016 are as follows:

	Pension	Postretirement
Amortization of loss (gain)	$2,426	($1)

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The following table sets forth the principal assumptions inherent in the determination of benefit obligations and net periodic benefit cost of the pension and postretirement benefit plans as of December 31:

	Pension			Postretirement
	2015	2014	2013	2015	2014	2013
Assumptions used to determine benefit obligations at December 31:
Discount rate	4.20%	3.80%	4.60%	4.34%	3.96%	4.60%
Rate of compensation increase	4.50%	4.50%	4.60%	4.50%	4.50%	4.50%
Assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate (pre-spin off)	—	4.60%	3.70%	—	4.60%	3.60%
Discount rate (post-spin off)	3.80%	4.04%	—	3.96%	4.00%	—
Expected long-term return on plan assets	7.70%	8.50%	8.50%	—	—	—
Rate of compensation increase	4.50%	4.50%	4.60%	4.50%	4.50%	4.50%
At December 31, 2015, the pension plan’s discount rate was 4.2%, which closely approximates interest rates on high quality, long-term obligations. In 2015, the expected return on plan assets decreased to 7.7%, which is based on historical and expected long-term rates of return on broad equity and bond indices and consideration of the actual annualized rate of return. The Company, with the assistance of external consultants, utilizes this information in developing assumptions for returns, and risks and correlation of asset classes, which are then used to establish the asset allocation ranges.
Investment of Plan Assets
The Company’s pension plans’ asset allocation (excluding short-term investments) at December 31, 2015 and 2014, and target allocation ranges by asset category are as follows:

	Percentage of Plan Assets		Target Allocation Range
Asset Category	2015	2014
Domestic equity securities	40%	42%	35-45%
International equity securities	25%	23%	20-30%
Domestic fixed income securities	27%	27%	25-29%
International fixed income securities	5%	4%	3-7%
Real estate fund	3%	4%	2-4%
Total	100%	100%
The Company’s Pension and Savings Plan Committee and the Audit Committee of the Board of Directors oversee the pension plans’ investment program which is designed to maximize returns and provide sufficient liquidity to meet plan obligations while maintaining acceptable risk levels. The investment approach emphasizes diversification by allocating the plans’ assets among asset categories and selecting investment managers whose various investment methodologies will be minimally correlative with each other. Investments within the equity categories may include large capitalization, small capitalization and emerging market securities, while the international fixed income portfolio may include emerging markets debt. Pension assets did not include a direct investment in Rayonier common stock at December 31, 2015 or 2014.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Fair Value Measurements
The following table sets forth by level, within the fair value hierarchy (see Note 2 — Summary of Significant Accounting Policies for definition), the assets of the plans as of December 31, 2015 and 2014.

	Fair Value at December 31, 2015			Fair Value at December 31, 2014
Asset Category	Level 1	Level 2	Total	Level 1	Level 2	Total
Domestic equity securities	$3,781	$16,171	$19,952	$4,557	$18,326	$22,883
International equity securities	6,062	6,287	12,349	6,277	6,488	12,765
Domestic fixed income securities	—	13,654	13,654	—	14,643	14,643
International fixed income securities	2,348	—	2,348	2,428	—	2,428
Real estate fund	1,583	—	1,583	1,887	—	1,887
Short-term investments	—	1,084	1,084	—	940	940
Total	$13,774	$37,196	$50,970	$15,149	$40,397	$55,546
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
The Company did not have Level 3 assets at December 31, 2015 and there were no changes in the methodology used during the years ended December 31, 2015 and 2014.
Cash Flows
Expected benefit payments for the next 10 years are as follows:

	Pension Benefits	Postretirement Benefits
2016	$3,043	$25
2017	3,204	27
2018	3,346	29
2019	3,543	32
2020	3,811	34
2021 - 2025	21,825	211
The Company has no mandatory pension contribution requirements in 2016, but may make discretionary contributions.
Defined Contribution Plans
The Company provides defined contribution plans to all of its hourly and salaried employees. Company contributions charged to expense for these plans were $0.7 million, $1.6 million and $4.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. Rayonier Hourly and Salaried Defined Contribution Plans include Rayonier common stock with a fair market value of $11.1 million and $16.3 million at December 31, 2015 and 2014, respectively.
As discussed above, the defined benefit pension plan is currently closed to new employees. Employees not eligible for the pension plan are immediately eligible to participate in the Company’s 401(k) plan and receive an enhanced contribution. Company contributions related to this plan enhancement for the years ended December 31, 2015, 2014 and 2013 were $0.4 million, $0.5 million and $1.1 million, respectively.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

16.	INCENTIVE STOCK PLANS
The Rayonier Incentive Stock Plan (“the Stock Plan”) provides up to 15.8 million shares to be granted for incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and restricted stock units, subject to certain limitations. At December 31, 2015, a total of 5.6 million shares were available for future grants under the Stock Plan. Under the Stock Plan, shares available for issuance are reduced by 1 share for each option or right granted and by 2.27 shares for each performance share, restricted share or restricted stock unit granted. The Company issues new shares of stock upon the exercise of stock options, the granting of restricted stock, and the vesting of performance shares.
A summary of the Company’s stock-based compensation cost is presented below:

	2015	2014	2013
Selling and general expenses	$3,752	$7,100	$10,700
Cost of sales	635	678	942
Timber and Timberlands, net (a)	97	91	68
Total stock-based compensation	$4,484	$7,869	$11,710

Tax benefit recognized related to stock-based compensation expense	$302	$1,714	$3,077

(a)	Represents amounts capitalized as part of the overhead allocation of timber-related costs.
As a result of the spin-off and pursuant to the Employee Matters Agreement, the Company made certain adjustments to the exercise price and number of Rayonier stock-based compensation awards. For additional information on the spin-off of the Performance Fibers business, see Note 21 — Discontinued Operations.
Fair Value Calculations by Award
Restricted Stock
Restricted stock granted to employees under the Stock Plan generally vests in thirds on the third, fourth, and fifth anniversary of the grant date. Periodically, other one-time restricted stock grants are issued to employees for special purposes, such as new hire, promotion or retention, and can vest ratably over, or upon completion of, a defined period of time. Restricted stock granted to members of the board of directors generally vests immediately upon issuance and is subject to certain holding requirements. The fair value of each share granted is equal to the share price of the Company’s stock on the date of grant. Rayonier has elected to value each grant in total and recognize the expense on a straight-line basis from the grant date of the award to the latest vesting date.
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

The Company compared the fair value of the reissued restricted stock held by Rayonier employees with the fair value of the restricted stock and 2013 performance share awards immediately before the modification. The replacement of the 2013 performance share awards with restricted stock resulted in $0.7 million of incremental value. After adjusting the incremental value for cancellations prior to December 31, 2015, the additional expense to be recognized over the remaining two-year vesting period ending in the second quarter of 2016 totaled $0.4 million.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

As of December 31, 2015, there was $4.0 million of unrecognized compensation cost related to Rayonier and Rayonier Advanced Materials restricted stock held by Rayonier employees. The Company expects to recognize this cost over a weighted average period of 3.6 years.
A summary of the Company’s restricted shares is presented below:

	2015	2014	2013
Restricted shares granted	96,088	186,783	33,607
Weighted average price of restricted shares granted	$26.28	$36.42	$57.54
Intrinsic value of restricted stock outstanding (a)	4,434	5,142	1,652
Grant date fair value of restricted stock vested	2,632	1,318	1,266
Cash used to purchase common shares from current and former employees to pay minimum withholding tax requirements on restricted shares vested	$122	$24	$277

(a)	Intrinsic value of restricted stock outstanding is based on the market price of the Company’s stock at December 31, 2015.

	2015
	Number of Shares		Weighted Average Grant Date Fair Value
Non-vested Restricted Shares at January 1,	184,023		$37.53
Granted	96,088		26.28
Vested	(76,421)		34.45
Cancelled	(3,951)		40.88
Non-vested Restricted Shares at December 31,	199,739	(a)	$33.09

(a)	Represents all Rayonier restricted shares outstanding as of December 31, 2015, including restricted share awards held by Rayonier Advanced Materials employees.
Performance Share Units
The Company’s performance share units generally vest upon completion of a three-year period. The number of shares, if any, that are ultimately awarded is contingent upon Rayonier’s total shareholder return versus selected peer group companies. The performance share payout is based on a market condition and as such, the awards are valued using a Monte Carlo simulation model. The model generates the fair value of the award at the grant date, which is then recognized as expense over the vesting period.
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
The Stock Plan allows for the cash settlement of the minimum required withholding tax on performance share unit awards. As of December 31, 2015, there was $3.2 million of unrecognized compensation cost related to the Company’s performance share unit awards, which is solely attributable to awards granted in 2014 and 2015 to Rayonier employees. This cost is expected to be recognized over a weighted average period of 2.0 years.
A summary of the Company’s performance share units is presented below:

	2015	2014	2013
Common shares of Company stock reserved for performance shares granted during year	219,844	130,164	276,240
Weighted average fair value of performance share units granted	$29.62	$40.33	$59.16
Intrinsic value of outstanding performance share units (a)	3,822	5,840	22,092
Fair value of performance shares vested	—	—	6,961
Cash used to purchase common shares from current and former employees to pay minimum withholding tax requirements on performance shares vested	—	$1,834	$11,048

(a)	Intrinsic value of outstanding performance share units is based on the market price of the Company's stock at December 31, 2015.

	2015
	Number of Units		Weighted Average Grant Date Fair Value
Outstanding Performance Share units at January 1,	209,024		$51.01
Granted	109,922		29.62
Other Cancellations/Adjustments	(146,790)	(a)	56.00
Outstanding Performance Share units at December 31,	172,156		$33.12

(a)	Includes primarily 2012 performance shares issued to Rayonier and Rayonier Advanced Material employees that did not meet the minimum performance requirement for vesting.
Expected volatility was estimated using daily returns on the Company’s common stock for the three-year period ending on the grant date. The risk-free rate was based on the 3-year U.S. treasury rate on the date of the award. The dividend yield was not used to calculate fair value as awards granted receive dividend equivalents. The following table provides an overview of the assumptions used in calculating the fair value of the awards granted for the three years ended December 31, 2015:

	2015	2014 (a)	2013
Expected volatility	21.9%	19.7%	23.2%
Risk-free rate	0.9%	0.7%	0.4%

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
The following table provides an overview of the weighted average assumptions and related fair value calculations of options granted for the two years ended December 31, 2014 as no options were granted during the year ended December 31, 2015:

	2014 (a)	2013
Expected volatility	39.3%	39.0%
Dividend yield	4.6%	3.4%
Risk-free rate	2.2%	1.0%
Expected life (in years)	6.3	6.3
Fair value per share of options granted (b)	$10.58	$14.01
Fair value of options granted (in millions)	$3.2	$2.7

(a)
The majority of 2014 stock option awards were granted prior to the spin-off. As such, the weighted average assumptions and fair values reflect pre-spin information, including dividends, stock prices and grants to Rayonier Advanced Materials employees in addition to Rayonier employees.

(b)
The fair value per share of each option grant was adjusted at the spin-off to preserve the aggregate value of the original Rayonier stock option. The adjusted weighted average fair value per share applied to Rayonier employee awards was $8.23 for 2014 grants and $10.70 for 2013 grants.

A summary of the status of the Company’s stock options as of and for the year ended December 31, 2015 is presented below. The information reflects options in Rayonier common shares, including those awards held by Rayonier Advanced Materials employees.

	2015
	Number of Shares	Weighted Average Exercise Price (per common share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1,	1,369,900	$27.21
Granted	—	—
Exercised	(113,082)	18.95
Cancelled or expired	(37,084)	32.86
Options outstanding at December 31,	1,219,734	$27.80	5.3	$1,380
Options exercisable at December 31,	1,003,510	$26.63	4.7	$1,380

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

A summary of additional information pertaining to the Company’s stock options is presented below:

	2015	2014	2013
Intrinsic value of options exercised (a)	$773	$4,044	$12,263
Fair value of options vested	1,938	3,054	2,558
Cash received from exercise of options	2,117	5,579	10,101

(a)	Intrinsic value of options exercised is the amount by which the fair value of the stock on the exercise date exceeded the exercise price of the option.
As of December 31, 2015, there was $0.2 million of unrecognized compensation cost related to Rayonier and Rayonier Advanced Materials stock options held by the Company’s employees. This cost is expected to be recognized over a weighted average period of 1.0 years.

17.	OTHER OPERATING INCOME, NET
The following table provides the composition of Other operating income, net for the three years ended December 31:

	2015	2014	2013
Lease income, primarily from hunting	$19,216	$17,569	$19,479
Other non-timber income	3,597	2,621	2,714
Foreign exchange (loss) gain	(89)	3,498	901
Gain on sale or disposal of property plant & equipment	7	48	287
(Loss) gain on foreign currency contracts, net	(5,338)	32	(192)
Legal and corporate development costs	—	(222)	(2,242)
Bankruptcy claim settlement	—	5,779	—
Gain (loss) on sale of carbon credits (a)	352	(307)	—
Log trading agency and marketing fees	1,191	—	—
Miscellaneous income (expense), net	823	(2,507)	(2,460)
Total	$19,759	$26,511	$18,487

(a)	Loss in 2014 reflects surrender of carbon credit units.

18.	INVENTORY
In the first quarter of 2015, Rayonier reclassified seeds and seedlings from Inventory and Other Assets to Timber and Timberlands, Net to better reflect the intended use of the assets, as discussed in Note 2 - Summary of Significant Accounting Policies. As of December 31, 2015 and 2014, Rayonier’s inventory was solely comprised of finished goods, as follows:

	2015	2014
Finished goods inventory
Real estate inventory (a)	$12,252	$4,932
Log inventory	3,099	3,451
Total inventory	$15,351	$8,383

(a)	Represents cost of HBU real estate (including capitalized development investments) expected to be sold within 12 months.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

19.	OTHER ASSETS
Included in Other Assets are non-current prepaid and deferred income taxes, restricted cash, goodwill in the New Zealand JV, long-term prepaid roads, and other deferred expenses including debt issuance and capitalized software costs.
Beginning in 2015, Rayonier reclassified HBU timberlands and real estate development costs from “Other Assets” to a separate balance sheet caption. See Note 2 — Summary of Significant Accounting Policies for additional information on HBU real estate. As of December 31, 2015 and 2014, the cost of Rayonier’s HBU real estate not expected to be sold within the next 12 months was $65.4 million and $77.4 million, respectively.
As of December 31, 2015, New Zealand JV goodwill was $8.5 million and was included in the assets of the New Zealand Timber segment. Based on a Step 1 impairment analysis performed as of October 1, 2015, there is no indication of impairment of goodwill as of December 31, 2015. Except for changes in the New Zealand foreign exchange rate, there have been no adjustments to the carrying value of goodwill since the initial recognition. See Note 2 — Summary of Significant Accounting Policies for additional information on goodwill.
Changes in goodwill for the years ended December 31, 2015 and 2014 were:

	2015	2014
Balance, January 1 (net of $0 of accumulated impairment)	$9,694	$10,179
Changes to carrying amount
Acquisitions	—	—
Impairment	—	—
Foreign currency adjustment	(1,216)	(485)
Balance, December 31 (net of $0 of accumulated impairment)	$8,478	$9,694
In order to qualify for like-kind (“LKE”) treatment, the proceeds from real estate sales must be deposited with a third-party intermediary. These proceeds are accounted for as restricted cash until a suitable replacement property is acquired. In the event that the LKE purchases are not completed, the proceeds are returned to the Company after 180 days and reclassified as available cash. As of December 31, 2015 and 2014, the Company had $23.5 million and $6.7 million, respectively, of proceeds from real estate sales classified as restricted cash in “Other Assets,” which were deposited with an LKE intermediary.
Costs for roads in the Pacific Northwest and New Zealand built to access particular tracts to be harvested in the upcoming 24 months to 60 months are recorded as prepaid logging and secondary roads. At December 31, 2015 and 2014, long-term prepaid roads in the Pacific Northwest were $5.7 million and $4.7 million, respectively. At December 31, 2015 and 2014, long-term secondary roads in New Zealand were $2.3 million and $3.3 million, respectively.
Debt issuance costs are capitalized and amortized to interest expense over the term of the debt to which they relate using a method that approximates the interest method. At December 31, 2015 and 2014, capitalized debt issuance costs were $3.9 million and $3.7 million, respectively. Software costs are capitalized and amortized over a period not exceeding five years using the straight-line method. At December 31, 2015 and 2014, capitalized software costs were $3.9 million and $4.2 million, respectively.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

20.	ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
The following table summarizes the changes in AOCI by component for the years ended December 31, 2015 and 2014. All amounts are presented net of tax and exclude portions attributable to noncontrolling interest.

	Foreign currency translation adjustments	Net investment hedges of New Zealand JV	Cash flow hedges		Employee benefit plans		Total
Balance as of December 31, 2013	$36,914	—	($342)		($82,711)		($46,139)
Other comprehensive income/(loss) before reclassifications	(11,381)	(145)	510		47,938	(a)	36,922
Amounts reclassified from accumulated other comprehensive loss	—	—	(1,716)		6,108	(b)	4,392
Net other comprehensive income/(loss)	(11,381)	(145)	(1,206)		54,046		41,314
Balance as of December 31, 2014	$25,533	($145)	($1,548)		($28,665)		($4,825)
Other comprehensive income/(loss) before reclassifications	(27,983)	6,416	(14,444)	(c)	(354)		(36,365)
Amounts reclassified from accumulated other comprehensive loss	—	—	4,400		3,287	(d)	7,687
Net other comprehensive income/(loss)	(27,983)	6,416	(10,044)		2,933		(28,678)
Balance as of December 31, 2015	($2,450)	$6,271	($11,592)		($25,732)		($33,503)

(a)
Reflects $78 million, net of taxes, of comprehensive income due to the transfer of losses to Rayonier Advanced Materials Pension Plans. This comprehensive income was offset by $30 million, net of taxes, of losses as a result of revaluations required due to the spin-off and at year-end. The actuarial losses were primarily caused by a decrease in the discount rate from 4.6 percent as of December 31, 2013 to 3.8 percent as of December 31, 2014. See Note 15 — Employee Benefit Plans for additional information.

(b)
This accumulated other comprehensive income component is comprised of $5 million from the computation of net periodic pension cost and the $1 million write-off of a deferred tax asset related to the revaluation and transfer of liabilities as a result of the spin-off.

(c)
Includes $10.2 million of other comprehensive loss related to interest rate swaps entered into in the third quarter 2015. See Note 13 — Derivative Financial Instruments and Hedging Activities for additional information.

(d)	This component of other comprehensive income is included in the computation of net periodic pension cost. See Note 15 — Employee Benefit Plans for additional information.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The following table presents details of the amounts reclassified in their entirety from AOCI for the years ended December 31, 2015 and 2014:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the income statement
	2015	2014
Realized loss (gain) on foreign currency exchange contracts	$5,366	($2,858)	Other operating income, net
Realized loss (gain) on foreign currency option contracts	4,035	(1,007)	Other operating income, net
Noncontrolling interest	(3,290)	1,352	Comprehensive loss attributable to noncontrolling interest
Income tax (benefit) expense from foreign currency contracts	(1,711)	797	Income tax benefit
Net (gain) loss on cash flow hedges reclassified from accumulated other comprehensive income	4,400	(1,716)
Income tax expense on pension plan contributed to Rayonier Advanced Materials	—	843	Income tax benefit
Net loss (gain) reclassified from accumulated other comprehensive income	$4,400	($873)

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

21.	DISCONTINUED OPERATIONS
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
The following table summarizes the operating results of the Company's discontinued operations related to the Performance Fibers spin-off for the years ended December 31, 2014 and December 31, 2013, as presented in "Income from discontinued operations, net" in the Consolidated Statements of Income and Comprehensive Income:

	2014	2013
Sales	$456,180	$1,048,104
Cost of sales and other	(369,210)	(736,471)
Transaction expenses	(22,989)	(3,208)
Income from discontinued operations before income taxes	63,981	308,425
Income tax expense	(20,578)	(84,398)
Income from discontinued operations, net	$43,403	$224,027
In accordance with ASC 205-20-S99-3, Allocation of Interest to Discontinued Operations, the Company elected to allocate interest expense to discontinued operations where the debt is not directly attributed to the Performance Fibers business. Interest expense was allocated based on a ratio of net assets discontinued to the sum of consolidated net assets plus consolidated debt (other than debt directly attributable to the Timber and Real Estate operations). The following table summarizes the interest expense allocated to discontinued operations for the years ended December 31, 2014 and December 31, 2013:

	2014	2013
Interest expense allocated to the Performance Fibers business	($4,205)	($8,964)

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The following table summarizes the depreciation, amortization and capital expenditures of the Company's discontinued operations related to the Performance Fibers business:

	2014	2013
Depreciation and amortization	$37,985	$74,386
Capital expenditures	60,443	97,874
Jesup mill cellulose specialties expansion	—	148,262
The major classes of Performance Fibers assets and liabilities included in the spin-off are as follows:

June 27, 2014
Accounts receivable, net	$66,050
Inventory	121,705
Prepaid and other current assets	70,092
Property, plant and equipment, net	862,487
Other assets	103,400
Total assets	$1,223,734

Accounts payable	$65,522
Other current liabilities	51,006
Long-term debt	950,000
Non-current environmental liabilities	66,434
Pension and other postretirement benefits	102,633
Other non-current liabilities	7,269
Deficit	(19,130)
Total liabilities and equity	$1,223,734
In the third and fourth quarters of 2014 and 2015, the Company made immaterial adjustments to the valuation of certain classes of Performance Fibers assets and liabilities included in the spin-off as the segregation of the pension and postretirement plans were finalized and tax obligations were updated based upon filing of the 2013 and 2014 tax returns and allocated based on the terms of the Tax Sharing Agreement. The effect of these adjustments have been reflected in discontinued operations and equity for the year ended December 31, 2014 and equity for the year ended December 31, 2015.
Pursuant to a Memorandum of Understanding Agreement, Rayonier may provide Rayonier Advanced Materials with up to 120,000 tons of hardwood annually through July 30, 2017. Prior to the spin-off, hardwood intercompany purchases were transactions eliminated in consolidation as follows:

	2014	2013
Hardwood purchases	$3,935	$3,051

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
The following table summarizes the operating results of the Company’s Wood Products discontinued operations as presented in “Income from discontinued operations, net” in the Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2013:

2013
Sales	$16,968
Cost of sales and other	(14,258)
Gain on sale of discontinued operations	63,217
Income from discontinued operations before income taxes	65,927
Income tax expense	(21,999)
Income from discontinued operations, net	$43,928
The sale did not meet the “held for sale” criteria prior to the period it was completed. The major classes of Wood Products assets and liabilities included in the sale were as follows:

March 1, 2013
Accounts receivable, net	$4,127
Inventory	4,270
Prepaid and other current assets	2,053
Property, plant and equipment, net	9,990
Total assets	$20,440

Total liabilities	$596
Cash flows from the Wood Products business were de minimis both individually and in the aggregate. As such, they were included with cash flows from continuing operations in the Consolidated Statements of Cash Flows for the year ended December 31, 2013.
The following table reconciles the operating results of both the Performance Fibers and Wood Products discontinued operations, as presented in "Income from discontinued operations, net" in the Consolidated Statements of Income and Comprehensive Income:

	2014	2013
Performance Fibers income from discontinued operations, net	$43,403	$224,027
Wood Products income from discontinued operations, net	—	43,928
Income from discontinued operations, net	$43,403	$267,955

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

22.	LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS
An analysis of activity in the liabilities for dispositions and discontinued operations for the two years ended December 31, 2014 follows:

	2014	2013
Balance, January 1	$76,378	$81,695
Expenditures charged to liabilities	(5,096)	(8,570)
Increase to liabilities	2,558	3,253
Contribution to Rayonier Advanced Materials	(73,840)	—
Balance, December 31	—	76,378
Less: Current portion	—	(6,835)
Non-current portion	—	$69,543
In connection with the spin-off of the Performance Fibers business, all remaining liabilities associated with prior dispositions and discontinued operations were assumed by Rayonier Advanced Materials. As part of the separation agreement, Rayonier has been indemnified, released and discharged from any liability related to these sites. For additional information on the Performance Fibers spin-off, see Note 21 — Discontinued Operations.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

23.	QUARTERLY RESULTS FOR 2015 and 2014 (UNAUDITED)
(thousands of dollars, except per share amounts)

	Quarter Ended				Total Year
	March 31	June 30	Sept. 30	Dec. 31
2015
Sales	$140,305	$115,801	$151,657	$137,111	$544,874
Cost of sales	107,234	103,689	116,044	114,132	441,099
Net income (loss)	18,180	(2,860)	19,181	9,440	43,941
Net income (loss) attributable to Rayonier Inc.	17,747	(1,536)	19,669	10,285	46,165
Basic EPS attributable to Rayonier Inc.
Net Income (Loss)	$0.14	($0.01)	$0.16	$0.08	$0.37
Diluted EPS attributable to Rayonier Inc.
Net Income (Loss)	$0.14	($0.01)	$0.16	$0.08	$0.37

2014
Sales	143,187	163,145	149,829	147,360	603,521
Cost of sales	115,900	123,096	118,088	126,776	483,860
Income from continuing operations	10,335	4,024	32,059	8,025	54,443
Income from discontinued operations	31,008	12,084	—	311	43,403
Net income	41,343	16,108	32,059	8,336	97,846
Net income attributable to Rayonier Inc.	41,426	16,353	32,701	8,857	99,337
Basic EPS attributable to Rayonier Inc.
Continuing Operations	$0.08	$0.03	$0.26	$0.07	$0.44
Discontinued Operations	0.25	0.10	—	—	0.34
Net Income	$0.33	$0.13	$0.26	$0.07	$0.78
Diluted EPS attributable to Rayonier Inc.
Continuing Operations	$0.08	$0.03	$0.25	$0.07	$0.43
Discontinued Operations	0.24	0.09	—	—	0.33
Net Income	$0.32	$0.12	$0.25	$0.07	$0.76

Rayonier completed the spin-off of its Performance Fibers business on June 27, 2014, as discussed at Note 21 — Discontinued Operations. Accordingly, the operating results of this business is reported as discontinued operations in the Company’s 2014 Consolidated Statement of Income and Comprehensive Income, including the quarterly periods shown above.

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

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Year Ended December 31, 2015
	Rayonier Inc.(Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$544,874	—	$544,874
Costs and Expenses
Cost of sales	—	—	441,099	—	441,099
Selling and general expenses	—	20,468	25,282	—	45,750
Other operating income, net	—	(404)	(19,355)	—	(19,759)
	—	20,064	447,026	—	467,090
OPERATING (LOSS) INCOME	—	(20,064)	97,848	—	77,784
Interest expense	(12,703)	(9,135)	(9,861)	—	(31,699)
Interest and miscellaneous income (expense), net	7,789	2,612	(13,404)	—	(3,003)
Equity in income from subsidiaries	51,079	75,532	—	(126,611)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	46,165	48,945	74,583	(126,611)	43,082
Income tax benefit (expense)	—	2,134	(1,275)	—	859
NET INCOME	46,165	51,079	73,308	(126,611)	43,941
Less: Net loss attributable to noncontrolling interest	—	—	(2,224)	—	(2,224)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	46,165	51,079	75,532	(126,611)	46,165
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(21,567)	7,922	(40,373)	21,567	(32,451)
New Zealand joint venture cash flow hedges	(10,042)	(10,195)	234	10,042	(9,961)
Actuarial change and amortization of pension and postretirement plan liabilities	2,933	2,933	—	(2,933)	2,933
Total other comprehensive (loss) income	(28,676)	660	(40,139)	28,676	(39,479)
COMPREHENSIVE INCOME	17,489	51,739	33,169	(97,935)	4,462
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(13,027)	—	(13,027)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$17,489	$51,739	$46,196	($97,935)	$17,489

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Year Ended December 31, 2014
	Rayonier Inc.(Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$603,521	—	$603,521
Costs and Expenses
Cost of sales	—	—	483,860	—	483,860
Selling and general expenses	—	14,578	33,305	—	47,883
Other operating expense (income), net	—	3,275	(29,786)	—	(26,511)
	—	17,853	487,379	—	505,232
OPERATING (LOSS) INCOME	—	(17,853)	116,142	—	98,289
Interest expense	(13,247)	(23,571)	(7,430)	—	(44,248)
Interest and miscellaneous income (expense), net	9,186	(3,100)	(15,285)	—	(9,199)
Equity in income from subsidiaries	103,398	138,719	—	(242,117)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	99,337	94,195	93,427	(242,117)	44,842
Income tax benefit	—	9,203	398	—	9,601
INCOME FROM CONTINUING OPERATIONS	99,337	103,398	93,825	(242,117)	54,443
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income tax	—	—	43,403	—	43,403
NET INCOME	99,337	103,398	137,228	(242,117)	97,846
Less: Net loss attributable to noncontrolling interest	—	—	(1,491)	—	(1,491)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	99,337	103,398	138,719	(242,117)	99,337
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(11,525)	(11,527)	(15,847)	23,052	(15,847)
New Zealand joint venture cash flow hedges	(1,206)	(1,206)	(1,855)	2,412	(1,855)
Actuarial change and amortization of pension and postretirement plan liabilities	54,046	54,046	88,174	(142,220)	54,046
Total other comprehensive income	41,315	41,313	70,472	(116,756)	36,344
COMPREHENSIVE INCOME	140,652	144,711	207,700	(358,873)	134,190
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(6,462)	—	(6,462)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$140,652	$144,711	$214,162	($358,873)	$140,652

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Year Ended December 31, 2013
	Rayonier Inc.(Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$659,718	—	$659,718
Costs and Expenses
Cost of sales	—	—	530,772	—	530,772
Selling and general expenses	—	9,821	45,612	—	55,433
Other operating (income) expense, net	(1,701)	4,730	(21,516)	—	(18,487)
	(1,701)	14,551	554,868	—	567,718
Equity in income of New Zealand joint venture	—	—	562	—	562
OPERATING INCOME (LOSS) BEFORE GAIN RELATED TO CONSOLIDATION OF NEW ZEALAND JOINT VENTURE	1,701	(14,551)	105,412	—	92,562
Gain related to consolidation of New Zealand joint venture	—	—	16,098	—	16,098
OPERATING INCOME (LOSS)	1,701	(14,551)	121,510	—	108,660
Interest expense	(13,088)	(28,430)	577	—	(40,941)
Interest and miscellaneous income (expense), net	9,828	(4,297)	(3,092)	—	2,439
Equity in income from subsidiaries	373,455	407,722	—	(781,177)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	371,896	360,444	118,995	(781,177)	70,158
Income tax benefit	—	13,011	22,674	—	35,685
INCOME FROM CONTINUING OPERATIONS	371,896	373,455	141,669	(781,177)	105,843
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income tax	—	—	267,955	—	267,955
NET INCOME	371,896	373,455	409,624	(781,177)	373,798
Less: Net income attributable to noncontrolling interest	—	—	1,902	—	1,902
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	371,896	373,455	407,722	(781,177)	371,896
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(1,915)	(1,915)	(5,710)	3,830	(5,710)
New Zealand joint venture cash flow hedges	3,286	3,286	3,629	(6,572)	3,629
Actuarial change and amortization of pension and postretirement plan liabilities	61,869	61,869	20,589	(82,458)	61,869
Total other comprehensive income	63,240	63,240	18,508	(85,200)	59,788
COMPREHENSIVE INCOME	435,136	436,695	428,132	(866,377)	433,586
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(1,550)	—	(1,550)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$435,136	$436,695	$429,682	($866,377)	$435,136

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of December 31, 2015
	Rayonier Inc.(Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,472	$13,217	$36,088	—	$51,777
Accounts receivable, less allowance for doubtful accounts	—	1,870	18,352	—	20,222
Inventory	—	—	15,351	—	15,351
Prepaid logging roads	—	—	10,563	—	10,563
Prepaid expenses	—	443	1,648	—	2,091
Other current assets	—	4,876	805	—	5,681
Total current assets	2,472	20,406	82,807	—	105,685
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	2,066,780	—	2,066,780
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT COSTS	—	—	65,450	—	65,450
NET PROPERTY, PLANT AND EQUIPMENT	—	330	6,412	—	6,742
INVESTMENT IN SUBSIDIARIES	1,321,681	2,212,405	—	(3,534,086)	—
INTERCOMPANY RECEIVABLE	34,567	(610,450)	575,883	—	—
OTHER ASSETS	2,305	19,741	52,560	—	74,606
TOTAL ASSETS	$1,361,025	$1,642,432	$2,849,892	($3,534,086)	$2,319,263
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$609	$1,463	$19,407	—	$21,479
Accrued taxes	—	(10)	3,695	—	3,685
Accrued payroll and benefits	—	3,594	3,443	—	7,037
Accrued interest	3,047	666	2,440	—	6,153
Other current liabilities	—	262	20,841	—	21,103
Total current liabilities	3,656	5,975	49,826	—	59,457
LONG-TERM DEBT	325,000	282,000	226,879	—	833,879
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	34,822	(685)	—	34,137
OTHER NON-CURRENT LIABILITIES	—	16,914	13,136	—	30,050
INTERCOMPANY PAYABLE	(255,715)	(18,960)	274,675	—	—
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,288,084	1,321,681	2,212,405	(3,534,086)	1,288,084
Noncontrolling interest	—	—	73,656	—	73,656
TOTAL SHAREHOLDERS’ EQUITY	1,288,084	1,321,681	2,286,061	(3,534,086)	1,361,740
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,361,025	$1,642,432	$2,849,892	($3,534,086)	$2,319,263

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of December 31, 2014
	Rayonier Inc.(Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$102,218	$8,105	$51,235	—	$161,558
Accounts receivable, less allowance for doubtful accounts	—	1,409	22,609	—	24,018
Inventory	—	—	8,383	—	8,383
Prepaid logging roads	—	—	12,665	—	12,665
Prepaid expenses	—	1,926	3,123	—	5,049
Other current assets	—	83	1,948	—	2,031
Total current assets	102,218	11,523	99,963	—	213,704
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	2,088,501	—	2,088,501
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT COSTS	—	—	77,433	—	77,433
NET PROPERTY, PLANT AND EQUIPMENT	—	433	6,273	—	6,706
INVESTMENT IN SUBSIDIARIES	1,463,303	2,053,911	—	(3,517,214)	—
INTERCOMPANY RECEIVABLES	248,233	21,500	—	(269,733)	—
OTHER ASSETS	2,763	18,369	45,639	—	66,771
TOTAL ASSETS	$1,816,517	$2,105,736	$2,317,809	($3,786,947)	$2,453,115
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	—	$2,810	$17,401	—	$20,211
Current maturities of long-term debt	—	129,706	—	—	129,706
Accrued taxes	—	11	11,394	—	11,405
Accrued payroll and benefits	—	3,253	3,137	—	6,390
Accrued interest	3,047	2,517	31,281	(28,412)	8,433
Other current liabilities	—	1,073	24,784	—	25,857
Total current liabilities	3,047	139,370	87,997	(28,412)	202,002
LONG-TERM DEBT	325,000	31,000	265,849	—	621,849
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	34,161	(684)	—	33,477
OTHER NON-CURRENT LIABILITIES	—	6,436	14,200	—	20,636
INTERCOMPANY PAYABLE	—	431,466	(153,754)	(277,712)	—
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,488,470	1,463,303	2,017,520	(3,480,823)	1,488,470
Noncontrolling interest	—	—	86,681	—	86,681
TOTAL SHAREHOLDERS’ EQUITY	1,488,470	1,463,303	2,104,201	(3,480,823)	1,575,151
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,816,517	$2,105,736	$2,317,809	($3,786,947)	$2,453,115

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Year Ended December 31, 2015
	Rayonier Inc.(Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	($4,890)	($21,421)	$203,475	—	$177,164
INVESTING ACTIVITIES
Capital expenditures	—	(78)	(57,215)	—	(57,293)
Real estate development investments	—	—	(2,676)	—	(2,676)
Strategic purchase of timberlands and other	—	—	(98,409)	—	(98,409)
Proceeds from settlement of foreign currency hedge	—	—	2,804	—	2,804
Change in restricted cash	—	—	(16,836)	—	(16,836)
Investment in subsidiaries	—	126,242	—	(126,242)	—
Other	—	—	6,101	—	6,101
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	126,164	(166,231)	(126,242)	(166,309)
FINANCING ACTIVITIES
Issuance of debt	61,000	353,000	58,558	—	472,558
Repayment of debt	(61,000)	(232,973)	(70,429)	—	(364,402)
Dividends paid	(124,936)	—	—	—	(124,936)
Proceeds from the issuance of common shares	2,117	—	—	—	2,117
Proceeds from repurchase of common shares	(100,000)	—	—	—	(100,000)
Debt issuance costs	—	(1,678)	—	—	(1,678)
Issuance of intercompany notes	(35,500)	—	35,500	—	—
Intercompany distributions	163,585	(217,980)	(71,847)	126,242	—
Other	(122)	—	—	—	(122)
CASH USED FOR FINANCING ACTIVITIES	(94,856)	(99,631)	(48,218)	126,242	(116,463)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(4,173)	—	(4,173)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(99,746)	5,112	(15,147)	—	(109,781)
Balance, beginning of year	102,218	8,105	51,235	—	161,558
Balance, end of year	$2,472	$13,217	$36,088	—	$51,777

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Year Ended December 31, 2014
	Rayonier Inc.(Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$269,653	$293,193	$47,727	($290,157)	$320,416
INVESTING ACTIVITIES
Capital expenditures	—	(400)	(63,313)	—	(63,713)
Capital expenditures from discontinued operations	—	—	(60,955)	—	(60,955)
Real estate development investments	—	—	(3,674)	—	(3,674)
Strategic purchase of timberlands and other	—	—	(130,896)	—	(130,896)
Change in restricted cash	—	—	62,256	—	62,256
Investment in subsidiaries	—	798,875	—	(798,875)	—
Other	—	—	306	—	306
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	798,475	(196,276)	(798,875)	(196,676)
FINANCING ACTIVITIES
Issuance of debt	—	201,000	1,225,464	—	1,426,464
Repayment of debt	—	(1,002,500)	(287,137)	—	(1,289,637)
Dividends paid	(257,517)	—	—	—	(257,517)
Proceeds from the issuance of common shares	5,579	—	—	—	5,579
Proceeds from repurchase of common shares	(1,858)	—	—	—	(1,858)
Debt issuance costs	—	—	(12,380)	—	(12,380)
Net cash disbursed upon spin-off of Performance Fibers business	(31,420)	—	—	—	(31,420)
Issuance of intercompany notes	(12,400)	—	12,400	—	—
Intercompany distributions	—	(293,086)	(795,946)	1,089,032	—
Other	—	—	(680)	—	(680)
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(297,616)	(1,094,586)	141,721	1,089,032	(161,449)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(377)	—	(377)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(27,963)	(2,918)	(7,205)	—	(38,086)
Balance, beginning of year	130,181	11,023	58,440	—	199,644
Balance, end of year	$102,218	$8,105	$51,235	—	$161,558

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Year Ended December 31, 2013
	Rayonier Inc.(Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$407,712	$417,074	$493,382	($771,375)	$546,793
INVESTING ACTIVITIES
Capital expenditures	—	(663)	(62,540)	—	(63,203)
Capital expenditures from discontinued operations	—	—	(103,092)	—	(103,092)
Real estate development investments	—	—	(1,292)	—	(1,292)
Purchase of additional interest in New Zealand joint venture	—	—	(139,879)	—	(139,879)
Strategic purchase of timberlands and other	—	—	(20,401)	—	(20,401)
Proceeds from settlement of foreign currency hedge	—	1,701	—	—	1,701
Jesup mill cellulose specialties expansion	—	—	(148,262)	—	(148,262)
Proceeds from disposition of Wood Products business	—	—	62,720	—	62,720
Change in restricted cash	—	—	(58,385)	—	(58,385)
Investment in subsidiaries	(138,178)	(385,292)	—	523,470	—
Other	—	—	(447)	—	(447)
CASH USED FOR INVESTING ACTIVITIES	(138,178)	(384,254)	(471,578)	523,470	(470,540)
FINANCING ACTIVITIES
Issuance of debt	175,000	390,000	57,885	—	622,885
Repayment of debt	(325,000)	(151,525)	(72,960)	—	(549,485)
Dividends paid	(237,016)	—	—	—	(237,016)
Proceeds from the issuance of common shares	10,101	—	—	—	10,101
Excess tax benefits on stock-based compensation	—	—	8,413	—	8,413
Proceeds from repurchase of common shares	(11,326)	—	—	—	(11,326)
Issuance of intercompany notes	(4,000)	—	4,000	—	—
Intercompany distributions	—	(283,596)	35,691	247,905	—
Other	—	—	(713)	—	(713)
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(392,241)	(45,121)	32,316	247,905	(157,141)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(64)	—	(64)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(122,707)	(12,301)	54,056	—	(80,952)
Balance, beginning of year	252,888	23,324	4,384	—	280,596
Balance, end of year	$130,181	$11,023	$58,440	—	$199,644

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of the disclosure controls and procedures were effective as of December 31, 2015.
In the year ended December 31, 2015, based upon the evaluation required by paragraph (d) of Rule 13a-15, there were no other changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
Not applicable.

PART III
Certain information required by Part III is incorporated by reference from the Company’s Definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2016 Annual Meeting of Stockholders (the “Proxy Statement”). We will make the Proxy Statement available on our website at www.rayonier.com as soon as it is filed with the SEC.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item with respect to directors, executive officers and corporate governance is incorporated by reference from the sections entitled “Proposal No. 1 - Election of Directors,” “Corporate Governance,” “Named Executive Officers” and “Report of the Audit Committee” in the Proxy Statement. The information required by this Item with respect to disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.
Our Standard of Ethics and Code of Corporate Conduct, which is applicable to our principal executive officer and financial and accounting officers, is available on our website, www.rayonier.com. Any amendments to or waivers of the Standard of Ethics and Code of Corporate Conduct will also be disclosed on our website.

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
The information called for by Item 13 is incorporated herein by reference from the section and subsections entitled “Proposal No. 1 - Election of Directors,” “Corporate Governance — Director Independence” and “Corporate Governance — Related Person Transactions” in the Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by Item 14 is incorporated herein by reference from the subsection entitled “Report of the Audit Committee — Information Regarding Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this report:

(1)	See Index to Financial Statements on page ii for a list of the financial statements filed as part of this report.

(2)	Financial Statement Schedules:

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2015, 2014, and 2013
(In Thousands)

Description	Balance at Beginning of Year	Additions Charged to Cost and Expenses		Deductions		Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2015	$42	—		—		$42
Year ended December 31, 2014	673	134		(765)	(a)	42
Year ended December 31, 2013	417	855	(b)	(599)	(c)	673

Deferred tax asset valuation allowance:
Year ended December 31, 2015	$13,644	$4,604	(d)	—		$18,248
Year ended December 31, 2014	33,889	13,289	(e)	(33,534)	(f)	13,644
Year ended December 31, 2013	19,294	14,595	(g)	—		33,889

(a)	The 2014 decrease is largely related to the spin-off of the Performance Fibers business.

(b)	The 2013 increase is primarily related to the consolidation of the New Zealand JV.

(c)	The deductions are primarily payments and adjustments to required reserves.

(d)	The 2015 increase is comprised of valuation allowance against the TRS deferred tax assets and the CBPC provision to return adjustment.

(e)	The 2014 increase is primarily related to the Company’s limited potential use of the CBPC prior to its expiration in 2017.

(f)
The decrease is primarily related to deferred tax assets contributed to Rayonier Advanced Materials in the spin-off. The decrease also reflects the utilization and expiration of RNZ NOL carryforwards, of which $355 thousand was recorded as income tax expense.

(g)	The 2013 increase is primarily Georgia investment tax credits earned on the CSE project.

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
February 29, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID L. NUNES	President and Chief Executive Officer	February 29, 2016
David L. Nunes (Principal Executive Officer)

/s/ MARK MCHUGH	Senior Vice President and Chief Financial Officer	February 29, 2016
Mark McHugh (Principal Financial Officer)

/s/ H. EDWIN KIKER	Chief Accounting Officer	February 29, 2016
H. Edwin Kiker (Principal Accounting Officer)

*	Chairman of the Board
Richard D. Kincaid

*	Director
John A. Blumberg

*	Director
Dod A. Fraser

*	Director
Scott R. Jones

*	Director
Bernard Lanigan, Jr.

*	Director
Blanche L. Lincoln

*	Director
V. Larkin Martin

*	Director
Andrew G. Wiltshire

*By:	/s/ MARK R. BRIDWELL	February 29, 2016
Mark R. Bridwell Attorney-In-Fact

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
Incorporated by reference to Exhibit 10.1 to the Registrant’s January 15, 2004 Form 8-K

2.2	Separation and Distribution Agreement, dated May 28, 2014, by and between Rayonier Inc. and Rayonier Advanced Materials Inc.**	Incorporated by reference to Exhibit 2.1 to the Registrant’s May 30, 2014 Form 8-K

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s May 23, 2012 Form 8-K

3.2	By-Laws	Incorporated by reference to Exhibit 3.2 to the Registrant’s October 21, 2009 Form 8-K

3.3	Limited Liability Company Agreement of Rayonier Operating Company LLC	Incorporated by reference to Exhibit 3.3 to the Registrant’s June 30, 2010 Form 10-Q

4.1	Form S-4 Registration Statement	Incorporated by reference to the Registrant’s April 26, 2004 S-4 Filing

4.2	Amendment No. 1 to Form S-4 Registration Statement	Incorporated by reference to the Registrant’s May 6, 2004 S-4/A Filing

4.3	Purchase Agreement dated as of October 10, 2007 among Rayonier TRS Holdings Inc., Rayonier Inc. and Credit Suisse Securities (USA) LLC, as representative of the several purchasers named therein	Incorporated by reference to Exhibit 4.1 to the Registrant’s October 17, 2007 Form 8-K

4.4
Purchase Agreement, dated as of August 6, 2009, among Rayonier TRS Holdings Inc. and Rayonier Inc. and Credit Suisse (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc.
Incorporated by reference to Exhibit 10.1 to the Registrant’s August 12, 2009 Form 8-K

4.5	Indenture relating to the 3.75% Senior Notes due 2022, dated March 5, 2012, between Rayonier Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s March 5, 2012 Form 8-K

4.6
First Supplemental Indenture relating to the 3.75% Senior Notes due 2022, dated March 5, 2012, among Rayonier Inc., as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee
Incorporated by reference to Exhibit 4.2 to the Registrant’s March 5, 2012 Form 8-K

4.7
Second Supplemental Indenture relating to the 3.75% Senior Notes due 2022, dated March 5, 2012, among Rayonier Inc., as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee
Incorporated by reference to Exhibit 4.1 to the Registrant’s October 17, 2012 Form 8-K

Exhibit No.	Description	Location
4.8	Form of Note for 3.75% Senior Notes due 2022 (contained in Exhibit A to Exhibit 4.12)	Incorporated by reference to Exhibit 4.2 to the Registrant’s March 5, 2012 Form 8-K

4.9	Registration Rights Agreement, dated October 16, 2007 among Rayonier TRS Holdings Inc., Rayonier Inc. and Credit Suisse Securities (USA) LLC, as representative of the several purchasers named herein	Incorporated by reference to Exhibit 4.3 to the Registrant’s October 17, 2007 Form 8-K

4.10
Registration Rights Agreement, dated as of August 12, 2009, among Rayonier TRS Holdings Inc. and Rayonier Inc. and Credit Suisse Securities (USA) LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc.
Incorporated by reference to Exhibit 4.2 to the Registrant’s August 12, 2009 Form 8-K

4.11	Indenture among Rayonier A.M. Products Inc., the guarantors party thereto from time to time and Wells Fargo Bank, National Association, as Trustee, dated as of May 22, 2014	Incorporated by reference to Exhibit 4.1 to the Registrant’s May 22, 2014 Form 8-K

10.1	Rayonier Inc. Executive Severance Pay Plan (f/k/a Rayonier Supplemental Senior Executive Severance Pay Plan), as amended*	Incorporated by reference to Exhibit 10.3 to the Registrant’s December 31, 2007 Form 10-K

10.2	Rayonier Investment and Savings Plan for Salaried Employees effective March 1, 1994, amended and restated effective April 1, 2015 and further amended effective September 8, 2015*	Filed herewith

10.3	Retirement Plan for Salaried Employees of Rayonier Inc. effective March 1, 1994, amended and restated January 1, 2000 and further amended through October 19, 2001*	Incorporated by reference to Exhibit 10.4 to the Registrant’s December 31, 2001 Form 10-K

10.4	Amendment to Retirement Plan for Salaried Employees effective January 1, 2002*	Incorporated by reference to Exhibit 10.5 to the Registrant’s December 31, 2003 Form 10-K

10.5	Amendment to Retirement Plan for Salaried Employees effective January 1, 2003*	Incorporated by reference to Exhibit 10.6 to the Registrant’s December 31, 2003 Form 10-K

10.6	Amendment to Retirement Plan for Salaried Employees effective January 1, 2004 dated October 10, 2003*	Incorporated by reference to Exhibit 10.7 to the Registrant’s December 31, 2003 Form 10-K

10.7	Amendment to Retirement Plan for Salaried Employees effective January 1, 2004 dated December 15, 2003*	Incorporated by reference to Exhibit 10.8 to the Registrant’s December 31, 2003 Form 10-K

10.8	Amendment to Retirement Plan for Salaried Employees effective August 1, 2013 dated July 18, 2013*	Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2013 Form 10-Q

10.9	Amended and Restated Retirement Plan for Salaried Employees effective January 1, 2014*	Filed herewith

10.10	Rayonier Inc. Excess Benefit Plan, as amended*	Incorporated by reference to Exhibit 10.2 to the Registrant’s June 30, 2010 Form 10-Q

10.11	Amendment to Rayonier Inc. Excess Benefit Plan dated August 18, 1997*	Incorporated by reference to Exhibit 10.7 to the Registrant’s December 31, 1997 Form 10-K

10.12	Form of Rayonier Inc. Excess Savings and Deferred Compensation Plan Agreements*	Incorporated by reference to Exhibit 10.4 to the Registrant’s June 30, 2010 Form 10-Q

10.13	Rayonier Inc. Excess Savings and Deferred Compensation Plan, as amended*	Incorporated by reference to Exhibit 10.3 to the Registrant’s June 30, 2010 Form 10-Q

Exhibit No.	Description	Location
10.14	Rayonier Incentive Stock Plan, as amended*	Incorporated by reference to Exhibit 10.9 to the Registrant’s June 30, 2014 Form 10-Q

10.15	Form of Rayonier 2004 Incentive Stock and Management Bonus Plan Non-Qualified Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.22 to the Registrant’s December 31, 2003 Form 10-K

10.16	Form of Rayonier 2004 Incentive Stock and Management Bonus Plan Restricted Share Award Agreement*	Incorporated by reference to Exhibit 10.23 to the Registrant’s December 31, 2003 Form 10-K

10.17	Form of Rayonier Incentive Stock Plan Non-Qualified Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.19 to the Registrant’s December 31, 2008 Form 10-K

10.18	Form of Rayonier Incentive Stock Plan Restricted Share Award Agreement*	Incorporated by reference to Exhibit 10.21 to the Registrant’s December 31, 2013 Form 10-K

10.19	Form of Rayonier Incentive Stock Plan Supplemental Terms Applicable to the 2014 Equity Award Grant*	Incorporated by reference to Exhibit 10.23 to the Registrant’s December 31, 2013 Form 10-K

10.2	Rayonier Non-Equity Incentive Plan*	Incorporated by reference to Appendix B to the Registrant’s March 31, 2008 Proxy Statement

10.21	Form of Rayonier Outside Directors Compensation Program/Cash Deferral Option Agreement*	Incorporated by reference to Exhibit 10.24 to the Registrant’s December 31, 2006 Form 10-K

10.22	Trust Agreement for the Rayonier Inc. Legal Resources Trust*	Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2014 Form 10-Q

10.23	Annual Corporate Bonus Program*	Incorporated by reference to Exhibit 10.24 to the Registrant’s December 31, 2010 Form 10-K

10.24
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

10.25
Deed of Amendment and Restatement of Shareholder Agreement, dated April 22, 2014, by and among Rayonier Canterbury LLC, Waimarie Forests Pty Limited, Matariki Forestry Group, Matariki Forests and Phaunos Timber Fund Limited
Incorporated by reference to Exhibit 10.11 to the Registrant’s June 30, 2014 Form 10-Q

10.26	Description of Rayonier 2014 Performance Share Award Program*	Incorporated by reference to Exhibit 10.10 to the Registrant’s June 30, 2014 Form 10-Q

10.27	Contribution, Conveyance and Assumption Agreement, dated July 29, 2010, between Rayonier Inc. and Rayonier Operating Company LLC relating to the Restructuring	Incorporated by reference to Exhibit 10.7 to the Registrant’s June 30, 2010 Form 10-Q

10.28	Purchase and Sale Agreement dated September 16, 2011 between Joshua Timberlands LLC, as Seller and Rayonier Inc., as Buyer	Incorporated by reference to Exhibit 10.2 to the Registrant’s September 30, 2011 Form 10-Q

10.29	Purchase and Sale Agreement dated September 16, 2011 between Oklahoma Timber, LLC, as Seller and Rayonier Inc., as Buyer	Incorporated by reference to Exhibit 10.3 to the Registrant’s September 30, 2011 Form 10-Q

Exhibit No.	Description	Location
10.3	Form of Transaction Bonus Agreement and Schedule of Executive Officer Transaction Bonus Amounts*	Incorporated by reference to Exhibit 10.1 to the Registrant’s March 31, 2014 Form 10-Q

10.31	Trust Agreement for the Rayonier Inc. Executive Severance Pay Plan*	Incorporated by reference to Exhibit 10.26 to the Registrant’s December 31, 2001 Form 10-K

10.32	Amendment to Trust Agreement for the Rayonier Inc. Executive Severance Plan*	Incorporated by reference to Exhibit 10.2 to the Registrant’s September 30, 2014 Form 10-Q

10.33	Transition Services Agreement, dated June 27, 2014, by and between Rayonier Inc. and Rayonier Advanced Materials Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2014 Form 8-K

10.34	Tax Matters Agreement, dated June 27, 2014, by and among Rayonier Inc., Rayonier Advanced Materials Inc., Rayonier TRS Holdings Inc. and Rayonier A.M. Products Inc.	Incorporated by reference to Exhibit 10.2 to the Registrant’s June 30, 2014 Form 8-K

10.35	Employee Matters Agreement, dated June 27, 2014, by and between Rayonier Inc. and Rayonier Advanced Materials Inc.	Incorporated by reference to Exhibit 10.3 to the Registrant’s June 30, 2014 Form 8-K

10.36	Intellectual Property Agreement, dated June 27, 2014, by and between Rayonier Inc. and Rayonier Advanced Materials Inc.	Incorporated by reference to Exhibit 10.4 to the Registrant’s June 30, 2014 Form 8-K

10.37	Form of Indemnification Agreement between Rayonier Inc. and its Officers and Directors*	Incorporated by reference to Exhibit 10.8 to the Registrant’s June 30, 2014 Form 10-Q

10.38	Rayonier Inc. Executive Severance Pay Plan, as amended*	Incorporated by reference to Exhibit 10.1 to the Registrant’s March 31, 2015 Form 10-Q

10.39	Rayonier Incentive Stock Plan, as amended*	Incorporated by reference to Exhibit 10.2 to the Registrant’s March 31, 2015 Form 10-Q

10.4	2015 Performance Share Award Program*	Incorporated by reference to Exhibit 10.3 to the Registrant’s March 31, 2015 Form 10-Q

10.41	Rayonier Annual Bonus Program, as amended*	Incorporated by reference to Exhibit 10.4 to the Registrant’s March 31, 2015 Form 10-Q

10.42	Form of Rayonier Incentive Stock Plan Restricted Stock Award Agreement*	Incorporated by reference to Exhibit 10.5 to the Registrant’s March 31, 2015 Form 10-Q

10.43
Term Credit Agreement dated August 5, 2015 among Rayonier Inc.,
Rayonier TRS Holdings Inc. and Rayonier Operating Company LLC, as Borrowers, COBANK, ACB, as Administrative Agent, Swing Line Lender and Issuing Bank, JPMORGAN CHASE BANK, N.A. And FARM CREDIT OF FLORIDA, ACA, as Co-Syndication Agents, CREDIT SUISSE AG and SUNTRUST BANK, as Co-Documentation Agents and COBANK, ACB, as Sole Lead Arranger and Sole Bookrunner
Incorporated by reference to Exhibit 10.1 to the Registrant’s August 5, 2015 Form 8-K

10.44	2016 Performance Share Award Program*	Filed herewith

12	Statements re computation of ratios	Filed herewith

21	Subsidiaries of the registrant	Filed herewith

23.1	Consent of Ernst & Young LLP	Filed herewith

Exhibit No.	Description	Location
24	Powers of attorney	Filed herewith

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14-(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101
The following financial information from our Annual Report on Form10-K for the fiscal year ended December 31, 2015, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013; (ii) the Consolidated Balance Sheets as of December 31, 2015 and 2014; (iii) the Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013; (iv) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013; and (v) the Notes to the Consolidated Financial Statements.
Filed herewith

* Management contract or compensatory plan.
** Certain schedules and similar attachments have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Rayonier will furnish supplemental copies of any such schedules or attachments to the U.S. Securities and Exchange Commission upon request.