Form 10-Q
period 2016-03-31
RAYONIER INC
filed 2016-05-06
CIK 52827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
YES ☐        NO  ☒

As of April 29, 2016, there were outstanding 122,822,111 Common Shares of the registrant.

i

PART I.        FINANCIAL INFORMATION

Item 1.         Financial Statements

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
SALES	$134,843	$140,305
Costs and Expenses
Cost of sales	107,971	107,234
Selling and general expenses	9,779	10,898
Other operating income, net (Note 14)	(5,904)	(5,574)
	111,846	112,558
OPERATING INCOME	22,997	27,747
Interest expense	(7,098)	(8,544)
Interest income and miscellaneous expense, net	(1,622)	(1,494)
INCOME BEFORE INCOME TAXES	14,277	17,709
Income tax benefit	781	471
NET INCOME	15,058	18,180
Less: Net income attributable to noncontrolling interest	586	433
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	14,472	17,747
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment, net of income tax benefit of $0 and $343	2,804	(14,323)
Cash flow hedges, net of income tax benefit (expense) of $432 and $436	(13,774)	(946)
Actuarial change and amortization of pension and postretirement plans, net of income tax expense of $0 and $158	617	781
Total other comprehensive loss	(10,353)	(14,488)
COMPREHENSIVE INCOME	4,705	3,692
Less: Comprehensive loss attributable to noncontrolling interest	(3,749)	(3,791)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$8,454	$7,483
EARNINGS PER COMMON SHARE (Note 10)
Basic earnings per share attributable to Rayonier Inc.	$0.12	$0.14
Diluted earnings per share attributable to Rayonier Inc.	$0.12	$0.14

Dividends declared per share	$0.25	$0.25

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$76,204	$51,777
Accounts receivable, less allowance for doubtful accounts of $42 and $42	27,497	20,222
Inventory (Note 15)	17,443	15,351
Prepaid expenses	12,890	12,654
Other current assets	1,177	5,681
Total current assets	135,211	105,685
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,063,691	2,066,780
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 5)	66,618	65,450
PROPERTY, PLANT AND EQUIPMENT
Land	1,833	1,833
Buildings	9,024	9,014
Machinery and equipment	3,689	3,686
Construction in progress	1,638	1,282
Total property, plant and equipment, gross	16,184	15,815
Less — accumulated depreciation	(9,349)	(9,073)
Total property, plant and equipment, net	6,835	6,742
OTHER ASSETS	59,782	71,281
TOTAL ASSETS	$2,332,137	$2,315,938
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$22,242	$21,479
Current maturities of long-term debt	12,211	—
Accrued taxes	4,076	3,685
Accrued payroll and benefits	3,317	7,037
Accrued interest	7,373	6,153
Other current liabilities	19,089	21,103
Total current liabilities	68,308	59,457
LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS	857,429	830,554
PENSION AND OTHER POSTRETIREMENT BENEFITS (Note 13)	34,313	34,137
OTHER NON-CURRENT LIABILITIES	36,307	30,050
COMMITMENTS AND CONTINGENCIES (Notes 6 and 8)
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 shares authorized, 122,742,575 and 122,770,217 shares issued and outstanding	704,174	708,827
Retained earnings	595,851	612,760
Accumulated other comprehensive loss	(43,581)	(33,503)
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,256,444	1,288,084
Noncontrolling interest	79,336	73,656
TOTAL SHAREHOLDERS’ EQUITY	1,335,780	1,361,740
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,332,137	$2,315,938

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except share data)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interest	Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2014	126,773,097	$702,598	$790,697	($4,825)	$86,681	$1,575,151
Net income (loss)	—	—	46,165	—	(2,224)	43,941
Dividends ($1.00 per share)	—	—	(124,943)	—	—	(124,943)
Issuance of shares under incentive stock plans	205,219	2,117	—	—	—	2,117
Stock-based compensation	—	4,484	—	—	—	4,484
Tax deficiency on stock-based compensation	—	(250)	—	—	—	(250)
Repurchase of common shares	(4,208,099)	(122)	(100,000)	—	—	(100,122)
Net gain from pension and postretirement plans	—	—	—	2,933	—	2,933
Adjustments to Rayonier Advanced Materials	—	—	841	—	—	841
Foreign currency translation adjustment	—	—	—	(21,567)	(10,884)	(32,451)
Cash flow hedges	—	—	—	(10,044)	83	(9,961)
Balance, December 31, 2015	122,770,217	$708,827	$612,760	($33,503)	$73,656	$1,361,740
Net income	—	—	14,472	—	586	15,058
Dividends ($0.25 per share)	—	—	(30,691)	—	—	(30,691)
Issuance of shares under incentive stock plans	11,232	18	—	—	—	18
Stock-based compensation	—	839	—	—	—	839
Repurchase of common shares	(38,874)	(16)	(690)	—	—	(706)
Actuarial change and amortization of pension and postretirement plan liabilities	—	—	—	617	—	617
Foreign currency translation adjustment	—	—	—	(210)	3,014	2,804
Cash flow hedges	—		—	(13,923)	149	(13,774)
Recapitalization of New Zealand Joint Venture	—	(5,398)	—	3,438	1,960	—
Recapitalization costs	—	(96)	—	—	(28)	(124)
Balance, March 31, 2016	122,742,575	$704,174	$595,851	($43,581)	$79,336	$1,335,780

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2016	2015
OPERATING ACTIVITIES
Net income	$15,058	$18,180
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	29,342	29,975
Non-cash cost of land and improved development	4,108	3,747
Stock-based incentive compensation expense	839	805
Deferred income taxes	(545)	(189)
Amortization of losses from pension and postretirement plans	617	939
Other	(1,081)	40
Changes in operating assets and liabilities:
Receivables	(6,904)	3,544
Inventories	(4,619)	(3,133)
Accounts payable	1,369	2,857
Income tax receivable/payable	(98)	(150)
All other operating activities	(7,051)	(3,217)
CASH PROVIDED BY OPERATING ACTIVITIES	31,035	53,398
INVESTING ACTIVITIES
Capital expenditures	(13,298)	(13,164)
Real estate development investments	(1,685)	(276)
Purchase of timberlands	(14,323)	(23,070)
Change in restricted cash	10,613	(7,071)
Other	(1,590)	(158)
CASH USED FOR INVESTING ACTIVITIES	(20,283)	(43,739)
FINANCING ACTIVITIES
Issuance of debt	285,552	12,000
Repayment of debt	(240,752)	(11,371)
Dividends paid	(30,675)	(31,667)
Proceeds from the issuance of common shares	18	546
Repurchase of common shares made under share repurchase program	(690)	—
Other	(16)	(94)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	13,437	(30,586)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	238	(1,582)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	24,427	(22,509)
Balance, beginning of year	51,777	161,558
Balance, end of period	$76,204	$139,049
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest (a)	$5,808	$5,016
Income taxes	119	138
Non-cash investing activity:
Capital assets purchased on account	2,725	2,441

(a)
Interest paid is presented net of patronage refunds received of $0.4 million and $1.3 million for the three months ended March 31, 2016 and March 31, 2015, respectively. For additional information on patronage refunds, see Note 5 — Debt in the 2015 Form 10-K.

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

1.	BASIS OF PRESENTATION
Basis of Presentation
The unaudited consolidated financial statements and notes thereto of Rayonier Inc. and its subsidiaries (“Rayonier” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, these financial statements and notes reflect all adjustments (all of which are normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. These statements and notes should be read in conjunction with the financial statements and supplementary data included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC (the “2015 Form 10-K”).
Reclassifications
Certain 2015 amounts have been reclassified to conform with the current year presentation, including changes in balance sheet presentation. During the first quarter of 2016, the Company reclassified capitalized debt costs related to non-revolving debt from Other Assets to Long Term Debt as a result of the adoption of ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-50) - Simplifying the Presentation of Debt Issuance Costs, which is required to be applied on a retrospective basis. This reclassification is reflected in the March 31, 2016 and December 31, 2015 Consolidated Balance Sheets. A corresponding change has also been made to the Consolidated Statement of Cash Flows for both periods presented.
New Accounting Standards
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU No. 2016-09 is effective for annual periods beginning after December 15, 2016 , and interim periods within those annual periods. Rayonier intends to adopt ASU No. 2016-09 in the Company’s first quarter 2017 Form 10-Q. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU No. 2016-05 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Rayonier intends to adopt ASU No. 2016-05 in the Company’s first quarter 2017 Form 10-Q filing, which the Company does not expect will have an impact on the consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. The ASU also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. ASU No. 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. ASU No. 2016-02 is required to be applied retrospectively to all periods presented beginning in the period of adoption. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

In May 2014, the FASB and International Accounting Standards Board (“IASB”) jointly issued ASU No. 2014-09, Revenue from Contracts with Customers, a comprehensive new revenue recognition standard that will supersede current revenue recognition guidance. The guidance provides a unified model to determine when and how revenue is recognized and will require enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date. ASU No. 2015-14 provides a one-year deferral of the effective date of the new standard, with an option for organizations to adopt early based on the original effective date.  In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers—Identifying Performance Obligations and Licensing. The new standard clarifies the guidance for identifying performance obligations. This standard will be effective for Rayonier beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements and has completed a preliminary analysis of the specific impacts to our New Zealand Timber segment.

Subsequent Events
Menasha Acquisition
On April 29, 2016, the Company, jointly with Forest Investment Associates (“FIA”) on behalf of funds it manages, completed an acquisition of all the outstanding common stock of Menasha Forest Products Corporation (“Menasha”), a privately held company with approximately 132,000 acres of timberland located in Oregon and Washington (the “Menasha Acquisition”). In a subsequent transaction that is expected to close in the second quarter, the Menasha timberland will be distributed to various entities, ultimately resulting in Rayonier owning an identified portfolio of 61,000 acres of the Menasha timberland for a final purchase price of approximately $263 million. As of the filing date of this report the Company has not completed its initial accounting related to this acquisition. Accordingly, certain disclosures required by ASC 805 Business Combinations will be included upon the Company’s completion of such assessment in the second quarter and will be included in its respective Form 10-Q Report.
Disposition of 55,000 acres of Pacific Northwest timberland
On April 28, 2016, the Company completed its disposition of approximately 55,000 acres located in Washington to FIA (the “Washington disposition”) for a sales price of approximately $130 million. The proceeds received from the disposition were used to finance the Company’s portion of the Menasha Acquisition.
Incremental Term Loan
On April 28, 2016, the Company entered into an Incremental Term Loan Agreement with CoBank, ACB, as administrative agent, and a syndicate of Farm Credit institutions to provide a 10-year, $300 million incremental term loan. Proceeds from the new term loan were used to fund Rayonier’s portion of the Menasha transaction net of the proceeds received from the Washington disposition (approximately $130 million), to repay approximately $105 million outstanding on the company’s revolving credit facility and will also be used for general corporate purposes.

2.	JOINT VENTURE INVESTMENT
Matariki Forestry Group
On March 3, 2016 (the "contribution date"), the Company made a capital contribution into Matariki Forestry Group (the "New Zealand JV"), a joint venture that owns or leases approximately 0.4 million legal acres of New Zealand timberlands, for the purpose of refinancing approximately NZ$235 million of New Zealand JV indebtedness and paying related fees and expenses, including the costs of settling out-of-the-money interest rate swaps.  As a result of the capital contribution, the Company's ownership interest in the New Zealand JV increased from 65% to 77%. As a result of the increase in ownership percentage, the pro-rata share of the New Zealand JV’s unrealized foreign currency and cash flow hedge losses were reallocated between the Company and the noncontrolling interest. In accordance with ASC 810-10-45-24, this reallocation resulted in a reduction to the common share balance.  The Company maintains a controlling financial interest in the New Zealand JV and accordingly, consolidates the New Zealand JV’s Balance Sheet and results of operations. The portions of the consolidated financial position and results of operations attributable to the New Zealand JV’s 23% noncontrolling interest are shown separately within the Consolidated Statement of Income and Comprehensive Income and Consolidated Statement of Shareholders’ Equity. Rayonier New Zealand Limited (“RNZ”), a wholly-owned subsidiary of Rayonier Inc., serves as the manager of the New Zealand JV.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

3.	SEGMENT AND GEOGRAPHICAL INFORMATION
Sales between operating segments are made based on estimated fair market value and intercompany sales, purchases and profits (losses) are eliminated in consolidation. The Company evaluates financial performance based on segment operating income and Adjusted EBITDA. Asset information is not reported by segment, as the company does not produce asset information by segment internally.
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
Segment information for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
SALES	2016	2015
Southern Timber	$44,740	$35,531
Pacific Northwest Timber	19,309	19,154
New Zealand Timber	36,023	41,194
Real Estate	13,363	23,791
Trading	21,408	20,635
Total	$134,843	$140,305

	Three Months Ended March 31,
OPERATING INCOME	2016	2015
Southern Timber	$15,753	$12,413
Pacific Northwest Timber	1,385	2,587
New Zealand Timber	4,744	5,694
Real Estate	4,225	12,582
Trading	350	270
Corporate and other	(3,460)	(5,799)
Total Operating Income	22,997	27,747
Unallocated interest expense and other	(8,720)	(10,038)
Total Income before Income Taxes	$14,277	$17,709

	Three Months Ended March 31,
DEPRECIATION, DEPLETION AND AMORTIZATION	2016	2015
Southern Timber	$16,556	$14,301
Pacific Northwest Timber	4,639	3,790
New Zealand Timber	4,860	8,003
Real Estate	3,203	3,812
Trading	—	—
Corporate and other	84	69
Total	$29,342	$29,975

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended March 31,
NON-CASH COST OF LAND AND IMPROVED DEVELOPMENT	2016	2015
Southern Timber	—	—
Pacific Northwest Timber	—	—
New Zealand Timber	1,824	—
Real Estate	2,284	3,747
Trading	—	—
Corporate and other	—	—
Total	$4,108	$3,747

4.	DEBT
Rayonier’s debt consisted of the following at March 31, 2016:

March 31, 2016
Senior Notes due 2022 at a fixed interest rate of 3.75%	$325,000
Term Credit Agreement borrowings due 2024 at a variable interest rate of 2.1% at March 31, 2016	350,000
Revolving Credit Facility borrowings due 2020 at a variable interest rate of 1.7% at March 31, 2016	105,000
Mortgage notes due 2017 at fixed interest rates of 4.35%	42,537
Solid waste bond due 2020 at a variable interest rate of 1.7% at March 31, 2016	15,000
New Zealand JV Working Capital Facility due 2016 at a variable interest rate of 3.2% at March 31, 2016	12,211
New Zealand JV noncontrolling interest shareholder loan at 0% interest rate	23,095
Total debt	872,843
Less: Current maturities of long-term debt	(12,211)
Less: Deferred financing costs	(3,203)
Long-term debt, net of deferred financing costs	$857,429
Principal payments due during the next five years and thereafter are as follows:

2016	$12,211
2017 (a)	42,000
2018	—
2019	—
2020	120,000
Thereafter	698,095
Total Debt	$872,306

(a)	The mortgage notes due in 2017 were recorded at a premium of $0.5 million as of March 31, 2016. Upon maturity the liability will be $42 million.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Term Credit Agreement
On August 5, 2015, the Company entered into a credit agreement with CoBank, ACB, as administrative agent, and a syndicate of Farm Credit institutions and other commercial banks to provide $550 million of new credit facilities, including a five-year $200 million unsecured revolving credit facility (see below) and a nine-year $350 million term loan facility. The Company has entered into an interest rate swap transaction to fix the cost of the term loan facility over its nine-year term. The periodic interest rate on the term credit agreement is LIBOR plus 1.625%. The Company receives annual patronage refunds, which are profit distributions made by a cooperative to its member-users based on the quantity or value of business done with the member-user. The Company estimates the effective interest rate for the first quarter was approximately 3.3% after consideration of the estimated patronage refunds and interest rate swaps. As of March 31, 2016, the term debt was advanced in full under the term credit agreement.
Revolving Credit Facility
In August 2015, the Company entered into a five-year $200 million unsecured revolving credit facility, replacing the previous $200 million revolving credit facility and $100 million farm credit facility, which were scheduled to expire in April 2016 and December 2019, respectively. The periodic interest rate on the revolving credit facility is LIBOR plus 1.250%, with an unused commitment fee of 0.175%.
Net draws of $8.0 million were made in the first quarter of 2016 on the revolving credit facility. At March 31, 2016, the Company had available borrowings of $93.3 million under the revolving credit facility, net of $1.7 million to secure its outstanding letters of credit.
Joint Venture Debt
On March 3, 2016, the Company used proceeds from the term loan facility to fund a capital contribution into the New Zealand JV. The New Zealand JV in turn used the proceeds for full repayment of the outstanding amount of $155 million under its Tranche A credit facility.
The New Zealand JV also has a $27.6 million working capital facility. During the three months ended March 31, 2016, the New Zealand JV made $12.2 million of additional borrowings, net of repayments, on the facility. Draws totaling $15.4 million remain available on the working capital facility. In addition, the New Zealand JV paid $0.3 million of its shareholder loan held with the non-controlling interest party. Unfavorable changes in exchange rates for the three months ended March 31, 2016 increased debt on a U.S. dollar basis for its shareholder loan by $0.2 million.
Debt Covenants
In connection with the Company’s $350 million term credit agreement and $200 million revolving credit facility, customary covenants must be met, the most significant of which include interest coverage and leverage ratios. In addition to these financial covenants, the mortgage note, term credit agreement and revolving credit facility include customary covenants that limit the incurrence of debt and the disposition of assets, among others. At March 31, 2016, the Company was in compliance with all applicable covenants.
Subsequent Event
See Note 1 — Basis of Presentation for additional information on subsequent events.

5.	HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

An analysis of higher and better use timberlands and real estate development costs from December 31, 2015 to March 31, 2016 is shown below:

	Higher and Better Use Timberlands and Real Estate Development Investments
	Land and Timber	Development Investments	Total
Non-current portion at December 31, 2015	$57,897	$7,553	$65,450
Plus: Current portion (a)	6,019	6,233	12,252
Total Balance at December 31, 2015	63,916	13,786	77,702
Non-cash cost of land and improved development	(539)	(139)	(678)
Timber depletion from harvesting activities and basis of timber sold in real estate sales	(467)	—	(467)
Capitalized real estate development investments	—	1,685	1,685
Capital expenditures (silviculture)	50	—	50
Intersegment transfers	4	—	4
Total Balance at March 31, 2016	62,964	15,332	78,296
Less: Current portion (a)	(6,655)	(5,023)	(11,678)
Non-current portion at March 31, 2016	$56,309	$10,309	$66,618

(a)	The current portion of Higher and Better Use Timberlands and Real Estate Development Investments is recorded in Inventory. See Note 15 — Inventory for additional information.

6.	COMMITMENTS
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
At March 31, 2016, the future minimum payments under non-cancellable operating and timberland leases were as follows:

	Operating Leases	Timberland Leases (a)	Purchase Obligations (b)	Total
Remaining 2016	$1,449	$7,262	$3,512	$12,223
2017	1,473	10,772	3,358	15,603
2018	763	9,275	3,163	13,201
2019	620	8,789	3,163	12,572
2020	534	8,348	3,163	12,045
Thereafter (c)	1,613	158,766	10,724	171,103
	$6,452	$203,212	$27,083	$236,747

(a)	The majority of timberland leases are subject to increases or decreases based on either the Consumer Price Index, Producer Price Index or market rates.

(b)
Purchase obligations include payments expected to be made on derivative financial instruments (foreign exchange contracts and interest rate swaps) and standby letters of credit fees for industrial revenue bonds.

(c)
Includes 20 years of future minimum payments for perpetual Crown Forest Licenses (“CFL”). A CFL consists of a license to use public or government owned land to operate a commercial forest. The CFL's extend indefinitely and may only be terminated upon a 35 year termination notice from the government. If no termination notice is given, the CFLs renew automatically each year for a one year term. As of March 31, 2016, the New Zealand JV has four CFL’s under termination notice, terminating in 2034, two in 2044 and 2049 as well as two fixed term CFL’s expiring in 2062. The annual license fee is determined based on current market rental value, with triennial rent reviews.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

7.	INCOME TAXES
The operations conducted by the Company’s real estate investment trust (“REIT”) entities are generally not subject to U.S. federal and state income tax. The New Zealand JV is subject to corporate level tax in New Zealand. Non-REIT qualifying operations are conducted by the Company’s taxable REIT subsidiaries (“TRS”). The primary businesses performed in Rayonier’s taxable REIT subsidiaries include log trading and certain real estate activities, such as the sale and entitlement of development HBU properties.
Provision for Income Taxes
The Company’s effective tax rate is below the 35.0% U.S. statutory rate due to tax benefits associated with being a REIT. The income tax benefits for the three months ended March 31, 2016 and 2015 are principally related to the New Zealand JV.
The table below reconciles the U.S. statutory rate to the Company’s effective tax rate for each period presented:

	Three Months Ended March 31,
	2016		2015
Income tax expense at federal statutory rate	($4,997)	35.0%	($6,198)	35.0%
U.S. and foreign REIT income & U.S. TRS taxable losses	4,360	(30.6)	7,502	(42.4)
Foreign TRS operations	117	(0.8)	1,137	(6.4)
U.S. net deferred tax asset valuation allowance	(452)	3.2	(1,812)	10.2
Other	(80)	0.6	(158)	0.9
Income tax (expense) benefit before discrete items	($1,052)	7.4%	$471	(2.7)%
Tax benefit recognized related to changes in the New Zealand JV deferred tax inventory	1,833	(12.9)	—	—
Income tax benefit as reported	$781	(5.5)%	$471	(2.7)%

8.	CONTINGENCIES

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
The Company provides financial guarantees as required by creditors, insurance programs, and various governmental agencies. As of March 31, 2016, the following financial guarantees were outstanding:

Financial Commitments	Maximum Potential Payment	Carrying Amount of Associated Liability
Standby letters of credit (a)	$16,549	$15,000
Guarantees (b)	2,254	43
Surety bonds (c)	906	—
Total financial commitments	$19,709	$15,043

(a)
Approximately $15 million of the standby letters of credit serve as credit support for industrial revenue bonds. The remaining letters of credit support various insurance related agreements, primarily workers’ compensation. These letters of credit will expire at various dates during 2016 and will be renewed as required.

(b)
In conjunction with a timberland sale and note monetization in 2004, the Company issued a make-whole agreement pursuant to which it guaranteed $2.3 million of obligations of a special-purpose entity that was established to complete the monetization. At March 31, 2016, the Company has a de minimis liability to reflect the fair market value of its obligation to perform under the make-whole agreement.

(c)
Rayonier issues surety bonds primarily to secure timber harvesting obligations in the State of Washington and to provide collateral for the Company’s workers’ compensation self-insurance program in that state. These surety bonds expire at various dates during 2016 and 2017 and are expected to be renewed as required.

10.	EARNINGS PER COMMON SHARE
The following table provides details of the calculations of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2016	2015
Net Income	$15,058	$18,180
Less: Net income attributable to noncontrolling interest	586	433
Net income attributable to Rayonier Inc.	$14,472	$17,747

Shares used for determining basic earnings per common share	122,556,239	126,614,334
Dilutive effect of:
Stock options	53,526	168,680
Performance and restricted shares	35,124	51,494
Assumed conversion of Senior Exchangeable Notes (a)	—	892,885
Assumed conversion of warrants (a)	—	—
Shares used for determining diluted earnings per common share	122,644,889	127,727,393

Basic earnings per common share attributable to Rayonier Inc.:	$0.12	$0.14

Diluted earnings per common share attributable to Rayonier Inc.:	$0.12	$0.14

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended March 31,
	2016	2015
Anti-dilutive shares excluded from the computations of diluted earnings per share:
Stock options, performance and restricted shares	1,095,453	757,960
Assumed conversion of exchangeable note hedges (a)	—	892,885
Total	1,095,453	1,650,845

(a)    Rayonier did not issue additional shares upon maturity of the Senior Exchangeable Notes due August 2015 (the “2015
Notes”) due to offsetting hedges. ASC 260, Earnings Per Share required the assumed conversion of the 2015 Notes to be included in dilutive shares if the average stock price for the period exceeded the strike price, while the conversion of the hedges was excluded since they were anti-dilutive. The full dilutive effect of the 2015 Notes was included for the prior period presented.
Rayonier did not distribute additional shares upon the February 2016 maturity of the warrants sold in conjunction with the 2015 Notes as the stock price did not exceed $28.11 per share. The warrants were not dilutive for the three months ended March 31, 2016 and 2015 as the average stock price for the periods the warrants were outstanding did not exceed the strike price.

11.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
The Company is exposed to market risk related to potential fluctuations in foreign currency exchange rates and interest rates. The Company uses derivative financial instruments to mitigate the financial impact of exposure to these risks.
Accounting for derivative financial instruments is governed by Accounting Standards Codification Topic 815, Derivatives and Hedging, (“ASC 815”). In accordance with ASC 815, the Company records its derivative instruments at fair value as either assets or liabilities in the Consolidated Balance Sheets. Changes in the instruments’ fair value are accounted for based on their intended use. Gains and losses on derivatives that are designated and qualify for cash flow hedge accounting are recorded as a component of accumulated other comprehensive income (“AOCI”) and reclassified into earnings when the hedged transaction materializes. Gains and losses on derivatives that are designated and qualify for net investment hedge accounting are recorded as a component of AOCI and will not be reclassified into earnings until the Company’s investment in its New Zealand operations is partially or completely liquidated. The ineffective portion of any hedge, changes in the fair value of derivatives not designated as hedging instruments and those which are no longer effective as hedging instruments, are recognized immediately in earnings. The Company’s hedge ineffectiveness was de minimis for all periods presented.
Foreign Currency Exchange and Option Contracts
The functional currency of Rayonier’s wholly owned subsidiary, Rayonier New Zealand Limited, and the New Zealand JV is the New Zealand dollar. The New Zealand JV is exposed to foreign currency risk on export sales and ocean freight payments which are mainly denominated in U.S. dollars. The New Zealand JV typically hedges 50% to 90% of its estimated foreign currency exposure with respect to the following three months forecasted sales and purchases, 50% to 75% of forecasted sales and purchases for the forward three to 12 months and up to 50% of the forward 12 to 18 months. Foreign currency exposure from the New Zealand JV’s trading operations is typically hedged based on the following three months forecasted sales and purchases. As of March 31, 2016, foreign currency exchange contracts and foreign currency option contracts had maturity dates through June 2017 and July 2017, respectively.
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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

In August 2015, the Company entered into foreign currency option contracts (notional amount of $332 million) to mitigate the risk of fluctuations in foreign currency exchange rates when translating the New Zealand JV’s balance sheet to U.S. dollars. These contracts hedged a portion of the Company’s net investment in New Zealand and qualified as a net investment hedge. The fair value of these contracts was determined by a mark-to-market valuation, which estimates fair value by discounting the difference between the contracted forward price and the current forward price for the residual maturity of the contract using a risk-free interest rate. The hedges qualified for hedge accounting whereby fluctuations in fair market value during the life of the hedge are recorded in AOCI and remain there permanently unless a partial or full liquidation of the investment is made. At each reporting period, the Company reviews the hedges for ineffectiveness. Ineffectiveness can occur when changes to the investment or the hedged instrument are made such that the risk of foreign exchange movements are no longer mitigated by the hedging instrument. At that time, the amount related to the ineffectiveness of the hedge is recorded into earnings. The Company did not have any ineffectiveness during the life of the hedges. The foreign currency option contracts matured on February 3, 2016.
On February 1, 2016, the Company entered into foreign currency option contracts (notional amounts of $159.7 million and $154.6 million) to mitigate the risk of fluctuations in foreign exchange rates when funding the planned capital contribution to the New Zealand JV. On February 29, 2016, the contracts were settled for a net premium of $0.3 million. The gain on these contracts was recorded in “Other operating income, net” as they did not qualify for hedge accounting treatment.
On February 29, 2016, the Company purchased a foreign exchange forward contract (notional amount $159.5 million) to mitigate the risk of fluctuations in foreign exchange rate contracts when funding the planned capital contribution to the New Zealand JV. The contract matured on March 3, 2016, resulting in a gain of $0.9 million. The gain on this contract was recorded in “Other operating income, net” as it did not qualify for hedge accounting treatment.
Interest Rate Swaps
The Company used interest rate swaps to manage the New Zealand JV’s exposure to interest rate movements on its variable rate debt attributable to changes in the New Zealand Bank bill rate. On March 3, 2016, as part of the capital contribution into the New Zealand JV, the Company settled all remaining New Zealand JV interest rate swaps for $9.3 million. Initially, these hedges qualified for hedge accounting; however, upon consolidation of the New Zealand JV in 2013, the hedges no longer qualified, requiring all future changes in the fair market value of the hedges to be recorded in earnings.
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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables demonstrate the impact of the Company’s derivatives on the Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2016 and 2015.

		Three Months Ended March 31,
	Income Statement Location	2016	2015
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive (loss) income	$711	($700)
Foreign currency option contracts	Other comprehensive (loss) income	833	(681)
Interest rate swaps	Other comprehensive (loss) income	(14,886)	—

Derivatives designated as a net investment hedge:
Foreign currency exchange contract	Other comprehensive (loss) income	(4,606)	591

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Other operating income, net	895	—
Foreign currency option contracts	Other operating income, net	258	—
Interest rate swaps	Interest income and miscellaneous (expense), net	(1,219)	(1,855)
During the next 12 months, the amount of the March 31, 2016 AOCI balance, net of tax, expected to be reclassified into earnings as a result of the maturation of the Company’s derivative instruments is a loss of approximately $0.8 million.
The following table contains the notional amounts of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Notional Amount
	March 31, 2016	December 31, 2015
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	$23,950	$21,250
Foreign currency option contracts	88,700	107,200
Interest rate swaps	350,000	350,000

Derivatives designated as net investment hedges:
Foreign currency option contracts	—	331,588

Derivative not designated as a hedging instrument:
Interest rate swaps	—	130,169

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table contains the fair values of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Location on Balance Sheet	Fair Value Assets / (Liabilities) (a)
		March 31, 2016	December 31, 2015
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Prepaid and other current assets	$221	$43
	Other assets	131	—
	Other current liabilities	(1,275)	(1,449)
	Other non-current liabilities	—	(219)
Foreign currency option contracts	Prepaid and other current assets	711	560
	Other assets	323	408
	Other current liabilities	(702)	(1,393)
	Other non-current liabilities	(141)	(217)
Interest rate swaps	Other non-current liabilities	(25,082)	(10,197)

Derivatives designated as net investment hedges:
Foreign currency option contracts	Prepaid and other current assets	—	4,630
	Other current liabilities	—	(24)

Derivative not designated as a hedging instrument:
Interest rate swaps	Other non-current liabilities	—	(8,047)

Total derivative contracts:
Prepaid and other current assets		$932	$5,233
Other assets		454	408
Total derivative assets		$1,386	$5,641

Other current liabilities		(1,977)	(2,866)
Other non-current liabilities		(25,223)	(18,680)
Total derivative liabilities		($27,200)	($21,546)

(a)	See Note 12 — Fair Value Measurements for further information on the fair value of the Company’s derivatives including their classification within the fair value hierarchy.

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
The following table presents the carrying amount and estimated fair values of financial instruments held by the Company at March 31, 2016 and December 31, 2015, using market information and what the Company believes to be appropriate valuation methodologies under generally accepted accounting principles:

	March 31, 2016			December 31, 2015
Asset (Liability) (a)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$76,204	$76,204	—	$51,777	$51,777	—
Restricted cash (b)	12,912	12,912	—	23,525	23,525	—
Current maturities of long-term debt	(12,211)	—	(12,211)	—	—	—
Long-term debt (c)	(857,429)	—	(875,329)	(830,554)	—	(830,203)
Interest rate swaps (d)	(25,082)	—	(25,082)	(18,244)	—	(18,244)
Foreign currency exchange contracts (d)	(923)	—	(923)	(1,625)	—	(1,625)
Foreign currency option contracts (d)	191	—	191	3,964	—	3,964

(a)	The Company did not have Level 3 assets or liabilities at March 31, 2016.

(b)	Restricted cash is recorded in “Other Assets” and represents the proceeds from LKE sales deposited with a third-party intermediary.

(c)	The carrying amount of long-term debt is presented net of capitalized debt costs on non-revolving debt. See Note 1 — Basis of Presentation for additional information.

(d)	See Note 11 — Derivative Financial Instruments and Hedging Activities for information regarding the Balance Sheet classification of the Company’s derivative financial instruments.
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
The Company has one qualified non-contributory defined benefit pension plan covering a portion of its employees and an unfunded plan that provides benefits in excess of amounts allowable under current tax law in the qualified plan. Currently, the pension plans are closed to new participants. Employee benefit plan liabilities are calculated using actuarial estimates and management assumptions. These estimates are based on historical information, along with certain assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause the estimates to change. In 2016, the Company has no mandatory pension contribution requirement.
The net pension and postretirement benefit costs that have been recorded are shown in the following table:

	Pension		Postretirement
	Three Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015
Components of Net Periodic Benefit Cost
Service cost	$327	$371	$2	$3
Interest cost	869	830	12	13
Expected return on plan assets	(1,008)	(1,007)	—	—
Amortization of prior service cost	—	3	—	—
Amortization of losses (gains)	629	933	(12)	3
Net periodic benefit cost	$817	$1,130	$2	$19

14.	OTHER OPERATING INCOME, NET
Other operating income, net comprised the following:

	Three Months Ended March 31,
	2016	2015
Lease income, primarily from hunting leases	$4,559	$4,109
Other non-timber income	519	1,364
Foreign currency loss	(295)	(107)
Loss on foreign currency exchange and option contracts	(522)	(134)
Gain on foreign currency derivatives (a)	1,153	—
Miscellaneous income, net	490	342
Total	$5,904	$5,574

(a)	The Company used foreign exchange derivatives to mitigate the risk of fluctuations in foreign exchange rates while awaiting the planned capital contribution to the New Zealand JV.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

15.	INVENTORY
As of March 31, 2016 and December 31, 2015, Rayonier’s inventory was solely comprised of finished goods, as follows:

	March 31, 2016	December 31, 2015
Finished goods inventory
Real estate inventory (a)	$11,678	$12,252
Log inventory	5,765	3,099
Total inventory	$17,443	$15,351

(a)	Represents cost of HBU real estate (including capitalized development investments) expected to be sold within 12 months.

16.	RESTRICTED DEPOSITS
In order to qualify for like-kind exchange (“LKE”) treatment, the proceeds from real estate sales must be deposited with a third-party intermediary. These proceeds are accounted for as restricted cash until a suitable replacement property is acquired. In the event LKE purchases are not completed, the proceeds are returned to the Company after 180 days and reclassified as available cash. As of March 31, 2016 and December 31, 2015, the Company had $12.9 million and $23.5 million, respectively, of proceeds from real estate sales classified as restricted cash in “Other Assets,” which were deposited with an LKE intermediary.

17.	ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
The following table summarizes the changes in AOCI by component for the three months ended March 31, 2016 and the year ended December 31, 2015. All amounts are presented net of tax and exclude portions attributable to noncontrolling interest.

	Foreign currency translation gains/ (losses)	Net investment hedges of New Zealand JV	Cash flow hedges		Employee benefit plans		Total
Balance as of December 31, 2014	$25,533	(145)	($1,548)		($28,665)		($4,825)
Other comprehensive income/(loss) before reclassifications	(27,983)	6,416	(14,444)	(a)	(354)		(36,365)
Amounts reclassified from accumulated other comprehensive loss	—	—	4,400		3,287	(b)	7,687
Net other comprehensive income/(loss)	(27,983)	6,416	(10,044)		2,933		(28,678)
Balance as of December 31, 2015	($2,450)	$6,271	($11,592)		($25,732)		($33,503)
Other comprehensive income/(loss) before reclassifications	4,396	—	(14,336)	(c)	—		(9,940)
Amounts reclassified from accumulated other comprehensive loss	—	(4,606)	413		617		(3,576)
Net other comprehensive income/(loss)	4,396	(4,606)	(13,923)		617		(13,516)
Recapitalization of New Zealand JV	3,622	—	(184)		—		3,438
Balance as of March 31, 2016	$5,568	$1,665	($25,699)		($25,115)		($43,581)

(a)
Includes $10.2 million of other comprehensive loss related to interest rate swaps entered into in the third quarter 2015. See Note 11 — Derivative Financial Instruments and Hedging Activities for additional information.

(b)	This component of other comprehensive income is included in the computation of net periodic pension cost. See Note 13 — Employee Benefit Plans for additional information.

(c)
Includes $14.8 million of other comprehensive loss related to interest rate swaps entered into in third quarter 2015. See Note 11 — Derivative Financial Instruments and Hedging Activities for additional information.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table presents details of the amounts reclassified in their entirety from AOCI to net income for the three months ended March 31, 2016 and March 31, 2015:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the income statement
	March 31, 2016	March 31, 2015
Realized loss on foreign currency exchange contracts	$334	$364	Other operating income, net
Realized loss on foreign currency option contracts	554	293	Other operating income, net
Noncontrolling interest	(314)	(230)	Comprehensive (loss) income attributable to noncontrolling interest
Income tax benefit on loss from foreign currency contracts	(161)	(135)	Income tax benefit
Net loss from accumulated other comprehensive income	$413	$292

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

	CONDENSED CONSOLIDATING STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME
	For the Three Months Ended March 31, 2016
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$134,843	—	$134,843
Costs and Expenses
Cost of sales	—	—	107,971	—	107,971
Selling and general expenses	—	2,938	6,841	—	9,779
Other operating (income) expense, net	—	(1,155)	(4,749)	—	(5,904)
	—	1,783	110,063	—	111,846
OPERATING (LOSS) INCOME	—	(1,783)	24,780	—	22,997
Interest expense	(3,139)	(2,144)	(1,815)	—	(7,098)
Interest and miscellaneous income (expense), net	2,038	681	(4,341)	—	(1,622)
Equity in income from subsidiaries	15,573	18,997	—	(34,570)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	14,472	15,751	18,624	(34,570)	14,277
Income tax (expense) benefit	—	(178)	959	—	781
NET INCOME	14,472	15,573	19,583	(34,570)	15,058
Less: Net income attributable to noncontrolling interest	—	—	586	—	586
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	14,472	15,573	18,997	(34,570)	14,472
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of income tax	7,288	(4,606)	7,410	(7,288)	2,804
Cash flow hedges, net of income tax	(13,923)	(14,886)	1,112	13,923	(13,774)
Actuarial change and amortization of pension and postretirement plans, net of income tax	617	617	—	(617)	617
Total other comprehensive income (loss)	(6,018)	(18,875)	8,522	6,018	(10,353)
COMPREHENSIVE INCOME (LOSS)	8,454	(3,302)	28,105	(28,552)	4,705
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(3,749)	—	(3,749)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO RAYONIER INC.	$8,454	($3,302)	$31,854	($28,552)	$8,454

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME
	For the Three Months Ended March 31, 2015
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$140,305	—	$140,305
Costs and Expenses
Cost of sales	—	—	107,234	—	107,234
Selling and general expenses	—	4,949	5,949	—	10,898
Other operating income, net	—	—	(5,574)	—	(5,574)
	—	4,949	107,609	—	112,558
OPERATING (LOSS) INCOME	—	(4,949)	32,696	—	27,747
Interest expense	(3,168)	(2,524)	(2,852)	—	(8,544)
Interest and miscellaneous income (expense), net	1,936	693	(4,123)	—	(1,494)
Equity in income from subsidiaries	18,979	24,799	—	(43,778)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	17,747	18,019	25,721	(43,778)	17,709
Income tax benefit (expense)	—	960	(489)	—	471
NET INCOME	17,747	18,979	25,232	(43,778)	18,180
Less: Net income attributable to noncontrolling interest	—	—	433	—	433
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	17,747	18,979	24,799	(43,778)	17,747
OTHER COMPREHENSIVE LOSS (INCOME)
Foreign currency translation adjustment, net of income tax	(10,430)	(10,430)	(14,323)	20,860	(14,323)
Cash flow hedges, net of income tax	(615)	(615)	(946)	1,230	(946)
Actuarial change and amortization of pension and postretirement plans, net of income tax	781	781	20	(801)	781
Total other comprehensive loss	(10,264)	(10,264)	(15,249)	21,289	(14,488)
COMPREHENSIVE INCOME (LOSS)	7,483	8,715	9,983	(22,489)	3,692
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(3,791)	—	(3,791)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO RAYONIER INC.	$7,483	$8,715	$13,774	($22,489)	$7,483

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS
	As of March 31, 2016
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,773	$27,868	$39,563	—	$76,204
Accounts receivable, less allowance for doubtful accounts	—	318	27,179	—	27,497
Inventory	—	—	17,443	—	17,443
Prepaid expenses	—	463	12,427	—	12,890
Other current assets	—	245	932	—	1,177
Total current assets	8,773	28,894	97,544	—	135,211
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	2,063,691	—	2,063,691
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS	—	—	66,618	—	66,618
NET PROPERTY, PLANT AND EQUIPMENT	—	339	6,496	—	6,835
INVESTMENT IN SUBSIDIARIES	1,286,575	2,365,615	—	(3,652,190)	—
INTERCOMPANY RECEIVABLE	34,272	(606,172)	571,900	—	—
OTHER ASSETS	3	19,007	40,772	—	59,782
TOTAL ASSETS	$1,329,623	$1,807,683	$2,847,021	($3,652,190)	$2,332,137
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	11	$1,164	$21,067	—	$22,242
Current maturities of long-term debt	—	—	12,211	—	12,211
Accrued taxes	—	54	4,022	—	4,076
Accrued payroll and benefits	—	1,575	1,742	—	3,317
Accrued interest	6,094	973	306	—	7,373
Other current liabilities	—	439	18,650	—	19,089
Total current liabilities	6,105	4,205	57,998	—	68,308
LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS	322,789	469,008	65,632	—	857,429
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	34,997	(684)	—	34,313
OTHER NON-CURRENT LIABILITIES	—	31,859	4,448	—	36,307
INTERCOMPANY PAYABLE	(255,715)	(18,961)	274,676	—	—
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,256,444	1,286,575	2,365,615	(3,652,190)	1,256,444
Noncontrolling interest	—	—	79,336	—	79,336
TOTAL SHAREHOLDERS’ EQUITY	1,256,444	1,286,575	2,444,951	(3,652,190)	1,335,780
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,329,623	$1,807,683	$2,847,021	($3,652,190)	$2,332,137

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS
	As of December 31, 2015
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,472	$13,217	$36,088	—	$51,777
Accounts receivable, less allowance for doubtful accounts	—	1,870	18,352	—	20,222
Inventory	—	—	15,351	—	15,351
Prepaid expenses	—	443	12,211	—	12,654
Other current assets	—	4,876	805	—	5,681
Total current assets	2,472	20,406	82,807	—	105,685
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	2,066,780	—	2,066,780
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS	—	—	65,450	—	65,450
NET PROPERTY, PLANT AND EQUIPMENT	—	330	6,412	—	6,742
INVESTMENT IN SUBSIDIARIES	1,321,681	2,212,405	—	(3,534,086)	—
INTERCOMPANY RECEIVABLE	34,567	(610,450)	575,883	—	—
OTHER ASSETS	3	18,718	52,560	—	71,281
TOTAL ASSETS	$1,358,723	$1,641,409	$2,849,892	($3,534,086)	$2,315,938
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	609	$1,463	$19,407	—	$21,479
Current maturities of long-term debt	—	—	—	—	—
Accrued taxes	—	(10)	3,695	—	3,685
Accrued payroll and benefits	—	3,594	3,443	—	7,037
Accrued interest	3,047	666	2,440	—	6,153
Other current liabilities	—	262	20,841	—	21,103
Total current liabilities	3,656	5,975	49,826	—	59,457
LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS	322,697	280,978	226,879	—	830,554
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	34,822	(685)	—	34,137
OTHER NON-CURRENT LIABILITIES	—	16,914	13,136	—	30,050
INTERCOMPANY PAYABLE	(255,714)	(18,961)	274,675	—	—
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,288,084	1,321,681	2,212,405	(3,534,086)	1,288,084
Noncontrolling interest	—	—	73,656	—	73,656
TOTAL SHAREHOLDERS’ EQUITY	1,288,084	1,321,681	2,286,061	(3,534,086)	1,361,740
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,358,723	$1,641,409	$2,849,892	($3,534,086)	$2,315,938

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
	For the Three Months Ended March 31, 2016
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$2,332	($3,624)	$32,327	—	$31,035
INVESTING ACTIVITIES
Capital expenditures	—	—	(13,298)	—	(13,298)
Real estate development investments	—	—	(1,685)	—	(1,685)
Purchase of timberlands	—	—	(14,323)	—	(14,323)
Change in restricted cash	—	—	10,613	—	10,613
Investment in subsidiaries	—	1,136	—	(1,136)	—
Other	—	—	(1,590)	—	(1,590)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	1,136	(20,283)	(1,136)	(20,283)
FINANCING ACTIVITIES
Issuance of debt	—	213,000	72,552	—	285,552
Repayment of debt	—	(25,000)	(215,752)	—	(240,752)
Dividends paid	(30,675)	—	—	—	(30,675)
Proceeds from the issuance of common shares	18	—	—	—	18
Repurchase of common shares	(690)	—	—	—	(690)
Intercompany distributions	35,332	(170,861)	134,393	1,136	—
Other	(16)	—	—	—	(16)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	3,969	17,139	(8,807)	1,136	13,437
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	238	—	238
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	6,301	14,651	3,475	—	24,427
Balance, beginning of year	2,472	13,217	36,088	—	51,777
Balance, end of period	$8,773	$27,868	$39,563	—	$76,204

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
	For the Three Months Ended March 31, 2015
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY OPERATING ACTIVITIES	$6,735	$13,604	$42,105	($9,046)	$53,398
INVESTING ACTIVITIES
Capital expenditures	—	—	(13,164)	—	(13,164)
Real estate development investments	—	—	(276)	—	(276)
Purchase of timberlands	—	—	(23,070)	—	(23,070)
Change in restricted cash	—	—	(7,071)	—	(7,071)
Investment in subsidiaries	—	(8,807)	—	8,807	—
Other	—	—	(158)	—	(158)
CASH USED FOR INVESTING ACTIVITIES	—	(8,807)	(43,739)	8,807	(43,739)
FINANCING ACTIVITIES
Issuance of debt	—	12,000	—	—	12,000
Repayment of debt	—	(10,000)	(1,371)	—	(11,371)
Dividends paid	(31,667)	—	—	—	(31,667)
Proceeds from the issuance of common shares	546	—	—	—	546
Intercompany distributions	—	(9,333)	9,094	239	—
Other	(94)	—	—	—	(94)
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(31,215)	(7,333)	7,723	239	(30,586)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(1,582)	—	(1,582)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(24,480)	(2,536)	4,507	—	(22,509)
Balance, beginning of year	102,218	8,105	51,235	—	161,558
Balance, end of period	$77,738	$5,569	$55,742	—	$139,049

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
When we refer to “we,” “us,” “our,” “the Company,” or “Rayonier,” we mean Rayonier Inc. and its consolidated subsidiaries. References herein to “Notes to Financial Statements” refer to the Notes to the Consolidated Financial Statements of Rayonier Inc. included in Item 1 of this Report.
This MD&A is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors which may affect future results. Our MD&A should be read in conjunction with our Consolidated Financial Statements included in Item 1 of this report, our Annual Report on Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”) and information contained in our subsequent reports filed with the Securities and Exchange Commission (the “SEC”).
Forward-Looking Statements
Certain statements in this document regarding anticipated financial outcomes including Rayonier’s earnings guidance, if any, business and market conditions, outlook, expected dividend rate, expected harvest schedules, timberland acquisitions, sales of non-strategic timberlands, the anticipated benefits of Rayonier’s business strategy, capital allocation, expected availability and access to borrowings, and other similar statements relating to Rayonier’s future events, developments, or financial or operational performance or results, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate,” “believe,” “intend,” “project,” “anticipate” and other similar language. However, the absence of these or similar words or expressions does not mean that a statement is not forward-looking. While management believes that these forward-looking statements are reasonable when made, forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. The risk factors contained in Item 1A — Risk Factors in the 2015 Form 10-K and similar discussions included in other reports that we subsequently file with the SEC, among others, could cause actual results or events to differ materially from the Company’s historical experience and those expressed in forward-looking statements made in this document.
Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward-looking statements except as required by law. You are advised, however, to review any subsequent disclosures the Company makes on related subjects in its subsequent reports filed with the SEC.

Our Company
We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive timber growing regions in the U.S. and New Zealand. Our revenues, operating income and cash flows are primarily derived from the following core business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate and Trading. As of March 31, 2016, we owned or leased under long-term agreements approximately 2.3 million acres of timberlands located in the U.S. South (1.9 million acres) and U.S. Pacific Northwest (373,000 acres). We also have a 77% ownership interest in Matariki Forestry Group, a joint venture (“New Zealand JV”), that owns or leases approximately 435,000 acres (299,000 net plantable acres) of timberlands in New Zealand.
The Southern Timber, Pacific Northwest Timber and New Zealand Timber segments include all activities related to the harvesting of timber and other non-timber income activities, such as the leasing of properties for hunting, mineral extraction and cell towers. The New Zealand Timber segment also reflects any land or leasehold sales that occur within our New Zealand portfolio.
The Real Estate segment includes all U.S. land sales disaggregated into five sales categories: Improved Development, Unimproved Development, Rural, Non-Strategic / Timberlands and Large Dispositions.
The Trading segment reflects the log trading activities that support our New Zealand operations.

Industry and Market Conditions
The demand for timber is directly related to the underlying demand for pulp, paper, lumber and other wood products. The significant majority of timber sold in our Southern Timber segment is consumed domestically. With a higher proportion of pulpwood, our Southern Timber segment relies heavily on downstream markets for pulp and paper, and to a lesser extent wood pellet markets. Our Pacific Northwest segment relies primarily on domestic customers but also exports a significant volume of timber, particularly to China. Both the Southern and Pacific Northwest Timber segments rely on the strength of U.S. lumber markets as well as underlying housing starts. Our New Zealand Timber segment sells timber to domestic New Zealand wood products mills and also exports a significant portion of its volume to markets in China, Korea and India. In addition to market dynamics in the Pacific Rim, the New Zealand Timber segment is subject to foreign exchange fluctuations, which can impact the competitiveness of its products.
In our Southern Timber segment, first quarter 2016 average pine pulpwood prices increased 4% versus 2015 average prices primarily due to improved markets, specifically along the east coast and in Alabama, while sawtimber prices decreased 3% due to a higher mix of chip-n-saw versus sawtimber and decreased harvesting of sawtimber for the plywood market in the Southwest. In the Pacific Northwest, average delivered sawtimber prices decreased 6% versus 2015 average prices primarily due to continued weak export demand while average delivered pulpwood prices were comparable to the prior year. In New Zealand, first quarter 2016 average export sawtimber pricing increased 6% versus 2015 average prices primarily due to stronger demand for radiata pine. Domestic sawtimber pricing increased 4% due to stronger demand, while domestic pulpwood pricing decreased 8% on a US$ basis due to a fall in the NZ$/ US$ exchange rate over the same comparable periods.
The Company is also subject to risk in price fluctuations in its major cost components. The primary components of the Company's cost of sales are the cost basis of timber sold (depletion), the cost basis of real estate sold and logging and transportation costs (cut and haul). Depletion includes the amortization of capitalized costs (site preparation, planting and fertilization, real estate taxes, lease payments, road and bridge construction, software and certain payroll costs). Other costs include depreciation of fixed assets and equipment, road maintenance, severance and excise taxes, fire prevention and real estate commissions and closing costs.

For additional information on market conditions impacting our business, see Results of Operations.

Critical Accounting Policies and Use of Estimates
The preparation of financial statements requires us to make estimates, assumptions and judgments that affect our assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information we believe are reasonable. Actual results may differ from these estimates. For a full description of our critical accounting policies, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2015 Form 10-K.

Discussion of Timber Inventory and Sustainable Yield
See Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield in the 2015 Form 10-K.

Our Timberlands
Our timber operations are disaggregated into three geographically distinct segments: Southern Timber, Pacific Northwest Timber and New Zealand Timber. The following table provides a breakdown of our timberland holdings as of March 31, 2016 and December 31, 2015:

(acres in 000s)	As of March 31, 2016			As of December 31, 2015
	Owned	Leased	Total	Owned	Leased	Total
Southern
Alabama	301	24	325	302	24	326
Arkansas	—	15	15	—	15	15
Florida	282	92	374	275	93	368
Georgia	566	109	675	571	109	680
Louisiana	149	1	150	149	1	150
Mississippi	90	—	90	91	—	91
Oklahoma	92	—	92	92	—	92
Tennessee	1	—	1	1	—	1
Texas	152	—	152	153	—	153
	1,633	241	1,874	1,634	242	1,876

Pacific Northwest
Oregon	6	—	6	6	—	6
Washington	366	1	367	366	1	367
	372	1	373	372	1	373

New Zealand (a)	179	256	435	185	254	439
Total	2,184	498	2,682	2,191	497	2,688

(a)
Represents legal acres owned and leased by the New Zealand JV, in which Rayonier owns a 77% interest. As of March 31, 2016, legal acres in New Zealand were comprised of 299,000 plantable acres and 136,000 non-productive acres.

The following tables detail activity for owned and leased acres in our timberland holdings by state from December 31, 2015 to March 31, 2016:

(acres in 000s)	Acres Owned
	December 31, 2015	Acquisitions	Sales	March 31, 2016
Southern
Alabama	302	—	(1)	301
Florida	275	7	—	282
Georgia	571	—	(5)	566
Louisiana	149	—	—	149
Mississippi	91	—	(1)	90
Oklahoma	92	—	—	92
Tennessee	1	—	—	1
Texas	153	—	(1)	152
	1,634	7	(8)	1,633

Pacific Northwest
Oregon	6	—	—	6
Washington	366	—	—	366
	372	—	—	372

New Zealand (a)	185	—	(6)	179
Total	2,191	7	(14)	2,184

(a)	Represents legal acres owned by the New Zealand JV, in which Rayonier has a 77% interest.

(acres in 000s)	Acres Leased
	December 31, 2015	New Leases	Expired Leases (a)	March 31, 2016
Southern
Alabama	24	—	—	24
Arkansas	15	—	—	15
Florida	93	—	(1)	92
Georgia	109	—	—	109
Louisiana	1	—	—	1
	242	—	(1)	241

Pacific Northwest
Washington	1	—	—	1

New Zealand (b)	254	2	—	256
Total	497	2	(1)	498

(a)	Includes acres previously under lease that have been harvested or sold.

(b)	Represents legal acres leased by the New Zealand JV, in which Rayonier has a 77% interest.

Results of Operations
Consolidated Results
The following table provides key financial information by segment and on a consolidated basis:

	Three Months Ended March 31,
Financial Information (in millions)	2016	2015
Sales
Southern Timber	$44.7	$35.5
Pacific Northwest Timber	19.3	19.2
New Zealand Timber	36.0	41.2
Real Estate
Improved Development	1.7	—
Unimproved Development	0.9	4.8
Rural	3.7	6.8
Non-Strategic / Timberlands	7.1	12.2
Large Dispositions	—	—
Total Real Estate	13.4	23.8
Trading	21.4	20.6
Total Sales	$134.8	$140.3

Operating Income
Southern Timber	$15.8	$12.4
Pacific Northwest Timber	1.4	2.6
New Zealand Timber	4.7	5.7
Real Estate	4.2	12.6
Trading	0.4	0.3
Corporate and other	(3.5)	(5.9)
Operating Income	23.0	27.7
Interest Expense, Interest Income and Other	(8.7)	(10.0)
Income Tax Benefit	0.8	0.5
Net Income	15.1	18.2
Less: Net income attributable to noncontrolling interest	0.6	0.5
Net Income Attributable to Rayonier Inc.	$14.5	$17.7

Adjusted EBITDA (a)
Southern Timber	$32.4	$26.7
Pacific Northwest Timber	6.0	6.4
New Zealand Timber	11.4	13.7
Real Estate	9.7	20.1
Trading	0.4	0.3
Corporate and Other	(4.3)	(5.7)
Total Adjusted EBITDA	$55.6	$61.5

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended March 31,
Southern Timber Overview	2016	2015
Sales Volume (in thousands of tons)
Pine Pulpwood	1,181	905
Pine Sawtimber	528	418
Total Pine Volume	1,709	1,323
Hardwood	50	47
Total Volume	1,759	1,370

Percentage Delivered Sales	24%	25%
Percentage Stumpage Sales	76%	75%

Net Stumpage Pricing (dollars per ton)
Pine Pulpwood	$18.90	$18.83
Pine Sawtimber	26.90	28.84
Weighted Average Pine	$21.38	$21.99
Hardwood	12.47	13.07
Weighted Average Total	$21.11	$21.69

Summary Financial Data (in millions of dollars)
Sales	$44.7	$35.5
Less: Cut and Haul	(7.6)	(5.8)
Net Stumpage Sales	$37.1	$29.7

Operating Income	$15.8	$12.4
(+) Depreciation, depletion and amortization	16.6	$14.3
Adjusted EBITDA (a)	$32.4	$26.7

Other Data
Non-Timber Income (in millions of dollars) (b)	$4.2	$4.2
Period-End Acres (in thousands)	1,874	1,901

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

(b)	Non-Timber Income is presented net of direct charges and excludes allocated overhead.

	Three Months Ended March 31,
Pacific Northwest Timber Overview	2016	2015
Sales Volume (in thousands of tons)
Pulpwood	90	55
Sawtimber	241	270
Total Volume	331	325

Sales Volume (converted to MBF)
Pulpwood	8,600	5,140
Sawtimber	30,378	33,455
Total Volume	38,978	38,595

Percentage Delivered Sales	87%	79%
Percentage Sawtimber Sales	73%	83%

Delivered Log Pricing (in dollars per ton)
Pulpwood	$44.84	$43.19
Sawtimber	67.95	72.03
Weighted Average Log Price	$61.22	$66.91

Summary Financial Data (in millions of dollars)
Sales	$19.3	$19.2
Less: Cut and Haul	(8.7)	(8.1)
Net Stumpage Sales	$10.6	$11.1

Operating Income	$1.4	$2.6
(+) Depreciation, depletion and amortization	4.6	3.8
Adjusted EBITDA (a)	$6.0	$6.4

Other Data
Non-Timber Income (in millions of dollars) (b)	$0.8	$0.9
Period-End Acres (in thousands)	373	368
Sawtimber (in dollars per MBF)	$548	$604
Estimated Percentage of Export Volume	26%	19%

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

(b)	Non-Timber Income is presented net of direct charges and excludes allocated overhead.

	Three Months Ended March 31,
New Zealand Timber Overview	2016	2015
Sales Volume (in thousands of tons)
Domestic Sawtimber (Delivered)	186	150
Domestic Pulpwood (Delivered)	94	100
Export Sawtimber (Delivered)	186	201
Export Pulpwood (Delivered)	19	11
Stumpage	—	76
Total Volume	485	538

Percentage Delivered Sales	100%	86%
Percentage Stumpage Sales	—	14%

Delivered Log Pricing (in dollars per ton)
Domestic Sawtimber	$66.64	$70.77
Domestic Pulpwood	$29.49	$35.38
Export Sawtimber	$94.34	$102.60

Summary Financial Data (in millions of dollars)
Sales	$34.2	$37.8
Less: Cut and Haul	(14.6)	(16.0)
Less: Port and Freight Costs	(5.3)	(6.6)
Net Stumpage Sales	$14.3	$15.2

Land Sales	1.8	3.4
Total Sales	$36.0	$41.2

Operating Income	$4.7	$5.7
(+) Depreciation, depletion and amortization	4.9	8.0
(+) Non-cash cost of land sold	1.8	—
Adjusted EBITDA (a)	$11.4	$13.7

Other Data
New Zealand Dollar to U.S. Dollar Exchange Rate (b)	0.6646	0.7556
Net Plantable Period-End Acres (in thousands)	299	303
Domestic Sawtimber (in $NZD per tonne)	$110.31	$102.43
Export Sawtimber (in dollars per JAS m3)	$109.65	$119.04

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

(b)	Represents the average period rate.

	Three Months Ended March 31,
Real Estate Overview	2016	2015
Sales (in millions of dollars)
Improved Development (a)	$1.7	—
Unimproved Development	0.9	4.8
Rural	3.7	6.8
Non-Strategic / Timberlands	7.1	12.2
Large Dispositions	—	—
Total Sales	$13.4	$23.8

Acres Sold
Improved Development (a)	47	—
Unimproved Development	48	409
Rural	1,444	2,877
Non-Strategic / Timberlands	6,130	4,111
Total Acres Sold	7,669	7,397

Price per Acre (dollars per acre)
Improved Development (a)	$37,353	—
Unimproved Development	18,000	11,781
Rural	2,548	2,368
Non-Strategic / Timberlands	1,155	2,957
Weighted Average (Total)	$1,743	$3,216
Weighted Average (Adjusted) (b)	$1,525	$3,216

Sales (Excluding Large Dispositions)	13.4	23.8

Adjusted EBITDA (c)	9.7	20.1
(–) Depreciation, depletion and amortization	(3.2)	(3.8)
(–) Non-cash cost of land sold	(2.3)	(3.7)
Operating Income	$4.2	$12.6

(a)	Reflects land with capital invested in infrastructure improvements.

(b)	Excludes Improved Development and Large Dispositions.

(c)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended March 31,
Capital Expenditures By Segment (in millions of dollars)	2016	2015
Timber Capital Expenditures
Southern Timber
Reforestation, silviculture and other capital expenditures	$3.1	$2.1
Property taxes	1.9	1.8
Lease payments	2.0	2.2
Allocated overhead	1.0	0.9
Subtotal Southern Timber	$8.0	$7.0
Pacific Northwest Timber
Reforestation, silviculture and other capital expenditures	2.3	2.7
Property taxes	0.1	0.1
Lease payments	—	—
Allocated overhead	0.4	0.5
Subtotal Pacific Northwest Timber	$2.8	$3.3
New Zealand Timber
Reforestation, silviculture and other capital expenditures	1.3	1.5
Property taxes	0.1	0.1
Lease payments	0.4	0.4
Allocated overhead	0.6	0.7
Subtotal New Zealand Timber	$2.4	$2.7
Total Timber Segments Capital Expenditures	$13.2	$13.0
Real Estate	0.1	0.2
Corporate	—	—
Total Capital Expenditures	$13.3	$13.2

Timberland Acquisitions
Southern Timber	$14.3	$23.1
Pacific Northwest Timber	—	—
New Zealand Timber	—	—
Subtotal Timberland Acquisitions	$14.3	$23.1

Real Estate Development Investments	$1.7	$0.3

The following tables summarize sales, operating income and Adjusted EBITDA variances for March 31, 2016 versus March 31, 2015 (millions of dollars):

Sales	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Total
March 31, 2015	$35.5	$19.2	$41.2	$23.8	$20.6	$140.3
Volume/Mix	10.0	1.3	(0.7)	0.9	1.3	12.8
Price	(0.8)	(1.2)	(1.0)	(11.3)	0.2	(14.1)
Foreign exchange (a)	—	—	(2.3)	—	—	(2.3)
Other	—	—	(1.2)	—	(0.7)	(1.9)
March 31, 2016	$44.7	$19.3	$36.0	$13.4	$21.4	$134.8

Operating Income	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
March 31, 2015	$12.4	$2.6	$5.7	$12.6	$0.3	($5.9)	$27.7
Volume/Mix	4.4	0.2	(0.3)	0.6	—	—	4.9
Price	(1.1)	(0.8)	(0.1)	(11.3)	—	—	(13.3)
Cost	(1.6)	0.3	—	—	0.1	2.4	1.2
Non-timber income	—	(0.1)	(1.3)	—	—	—	(1.4)
Foreign exchange (a)	—	—	0.8	—	—	—	0.8
Depreciation, depletion & amortization	1.7	(0.8)	—	0.7	—	—	1.6
Non-cash cost of land and improved development	—	—	(1.8)	1.6	—	—	(0.2)
Other	—	—	1.7	—	—	—	1.7
March 31, 2016	$15.8	$1.4	$4.7	$4.2	$0.4	($3.5)	$23.0

Adjusted EBITDA (b)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
March 31, 2015	$26.7	$6.4	$13.7	$20.1	$0.3	($5.7)	$61.5
Volume/Mix	8.4	0.2	(0.8)	0.9	—	—	8.7
Price	(1.1)	(0.8)	(0.1)	(11.3)	—	—	(13.3)
Cost	(1.6)	0.3	—	—	0.1	1.4	0.2
Non-timber income	—	(0.1)	(1.3)	—	—	—	(1.4)
Foreign exchange (a)	—	—	(0.1)	—	—	—	(0.1)
Other	—	—	—	—	—	—	—
March 31, 2016	$32.4	$6.0	$11.4	$9.7	$0.4	($4.3)	$55.6

(a)	Net of currency hedging impact.

(b)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

Southern Timber
First quarter sales of $44.7 million increased $9.2 million, or 26%, versus the prior year period due to higher harvest volumes, partially offset by a decrease in average sawtimber prices. Harvest volumes increased 28% to 1.8 million tons versus 1.4 million tons in the prior year period. This significant increase in harvest volumes was driven by the acceleration of stumpage sale activity due to extreme wet weather conditions in certain markets. Average sawtimber stumpage prices decreased 7% to $26.90 per ton versus $28.84 per ton in the prior year period, while average pulpwood stumpage prices were roughly flat at $18.90 per ton versus $18.83 per ton in the prior year period. The decrease in average sawtimber prices was driven by mix, specifically a significant reduction in volume from one of the Company’s higher-priced sawtimber regions. Average pulpwood prices continued to be well above south-wide benchmarks due to strong pricing in our core markets, particularly along the east coast. Overall, weighted average stumpage prices (including hardwood) decreased 3% to $21.11 per ton versus $21.69 per ton in the prior year period. Operating income of $15.8 million increased $3.4 million versus the prior year period due to higher volumes ($4.4 million) and lower depletion rates ($1.7 million), which were partially offset by higher leased land reforestation expenses ($1.6 million) and lower pricing ($1.1 million). First quarter Adjusted EBITDA of $32.4 million was $5.7 million above the prior year period.

Pacific Northwest Timber
First quarter sales of $19.3 million increased $0.1 million, or 1%, versus the prior year period due to an increased proportion of delivered sales (87% versus 79% in the prior year period) and higher pulpwood prices, partially offset by lower sawtimber prices. Harvest volumes increased 2% to 331,000 tons versus 325,000 tons in the prior year period. Average delivered sawtimber prices decreased 6% to $67.95 per ton versus $72.03 per ton in the prior year period, while average delivered pulpwood prices increased 4% to $44.84 per ton versus $43.19 per ton in the prior year period. The decrease in average sawtimber prices was driven by continued weak demand in export markets and reduced local sawmill capacity, while the increase in average pulpwood prices was driven by strong local demand for pulpwood logs. Operating income of $1.4 million decreased $1.2 million versus the prior year period due to lower prices ($0.8 million), higher depletion rates ($0.8 million) and lower non-timber income ($0.1 million), which were partially offset by lower road maintenance costs ($0.3 million) and higher volumes ($0.2 million). First quarter Adjusted EBITDA of $6.0 million was $0.4 million below the prior year period.

New Zealand Timber
First quarter sales of $36.0 million decreased $5.2 million, or 13%, versus the prior year period due to lower domestic and export product prices and lower volumes. Harvest volumes declined 10% to 485,000 tons versus 538,000 tons in the prior year period. Average delivered prices for export sawtimber declined 8% to $94.34 per ton versus $102.60 per ton in the prior year period, and average delivered prices for domestic sawtimber declined 6% to $66.64 per ton versus $70.77 per ton in the prior year period. The decline in export sawtimber prices was primarily due to weaker demand from China, while the decline in domestic sawtimber prices (in U.S. dollar terms) was driven primarily by the fall in the NZ$/US$ exchange rate (US$0.66 per NZ$1.00 versus US$0.76 per NZ$1.00). Excluding the impact of foreign exchange rates, domestic sawtimber prices increased 8% from the prior year period. Operating income of $4.7 million decreased $1.0 million versus the prior year period due to lower land sales ($1.4 million), lower volumes ($0.3 million) and lower prices ($0.1 million), which were partially offset by changes in foreign exchange impacts ($0.8 million). First quarter Adjusted EBITDA of $11.4 million was $2.3 million below the prior year period.

Real Estate
First quarter sales of $13.4 million decreased $10.4 million versus the prior year period, while operating income of $4.2 million decreased $8.4 million versus the prior year period. Sales and operating income decreased in the first quarter due to lower weighted average prices ($1,743 per acre versus $3,216 per acre in the prior year period), partially offset by higher volumes (7,669 acres sold versus 7,397 acres sold in the prior year period). Improved Development first quarter sales of $1.7 million were comprised of a 47-acre sale at Belfast Commerce Park near Savannah, Georgia for approximately $37,400 per acre. Unimproved Development first quarter sales of $0.9 million were comprised of a 48-acre sale in St. John’s County, Florida for approximately $18,000 per acre. Rural first quarter sales of $3.7 million were comprised of 1,444 acres at an average price of $2,548 per acre. Non-strategic/Timberland first quarter sales of $7.1 million were comprised of 6,130 acres at an average price of $1,155 per acre, including a 5,200-acre sale of scattered, non-strategic properties with relatively low productivity (only 39% plantable). First quarter Adjusted EBITDA of $9.7 million was $10.4 million below the prior year period.

Trading
The Trading segment complements the New Zealand Timber segment by adding scale and achieving cost savings that directly benefit the New Zealand Timber segment. Trading also generally contributes modestly to earnings without significant investment and provides market intelligence that benefits the timber business.
First quarter sales of $21.4 million increased $0.8 million versus the prior year period due to higher volumes. Sales volumes increased 7% to 228,000 tons versus 214,000 tons in the prior year period. Average prices increased 1% to $94.09 per ton versus $93.42 per ton in the prior year period. Operating income of $0.4 million was comparable to the prior year period.

Other Items
Corporate and Other Expense/Eliminations
First quarter corporate and other operating expenses of $3.5 million, decreased $2.4 million versus the prior year period primarily due to lower selling, general and administrative expenses. First quarter 2016 expenses also include $0.4 million of costs related to shareholder litigation and a $1.2 million of gain on foreign currency derivatives used in connection with the recapitalization of the New Zealand JV. Costs related to shareholder litigation include expenses incurred as a result of the securities litigation, the shareholder derivative demands and the Securities and Exchange Commission investigation. See Note 8—Contingencies.
Interest Expense
First quarter interest expense of $7.1 million decreased $1.4 million versus the prior year period, primarily due to lower rates on the term credit agreement entered into in the third quarter of 2015.
Other Non-Operating Expense
First quarter other non-operating expenses of $1.6 million were comprised of unfavorable mark-to-market adjustments on the New Zealand JV interest rate swaps, which were settled in March in connection with the recapitalization of the New Zealand JV.
Income Tax Benefit (Expense)
First quarter income tax benefit of $0.8 million was principally related to the New Zealand JV.
Share Repurchases
During the first quarter, the Company repurchased $0.7 million of common stock at an average price of $19.59 per share. As of March 31, 2016, the Company had 122.7 million shares of common stock outstanding and $99.3 million remaining on its current share repurchase authorization.
Outlook
Based on our strong start to the year and the incremental contribution we anticipate from our Pacific Northwest portfolio repositioning described in Note 1 — Basis of Presentation, we are raising our full-year Adjusted EBITDA guidance to $195 to $215 million. In our Southern Timber segment, despite higher-than-anticipated Q1 volumes due to accelerated removals by stumpage customers, we still expect full-year harvest volumes to be in line with our prior guidance of 5.8 to 6.0 million tons. We anticipate continued strong pulpwood demand and prices in our key market areas, and while we do not anticipate any significant price improvement in sawtimber prices this year, we still expect that the ongoing recovery in U.S. housing demand will drive price increases longer term. In our Pacific Northwest segment, we expect full-year harvest volumes will increase modestly to roughly 1.3 million tons as we ramp up production on our newly-acquired Menasha properties. Based on lower inventory levels in China relative to last year, we also anticipate some modest price improvement in the Pacific Northwest over the course of the year. We expect our New Zealand Timber segment will continue to benefit from stronger relative demand in China for its Radiata pine logs, stable domestic demand and favorable shipping costs due to low oil prices and ample shipping capacity. Also, on March 3, 2016, the Company completed the previously-announced recapitalization of our New Zealand joint venture, thereby reducing consolidated annual interest expense by approximately $5 million while increasing our ownership interest from 65% to 77%.
In our Real Estate segment, we are pleased with our progress in establishing growth catalysts for key development projects and the level of customer interest we are seeing for those properties. While demand for Rural properties remains solid, meeting our full-year Real Estate segment guidance continues to depend upon the timing of closing larger transactions in our sales pipeline.

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
Summary of Liquidity and Financing Commitments

	March 31,	December 31,
(millions of dollars)	2016	2015
Cash and cash equivalents	$76.2	$51.8
Total debt	869.6	830.6
Shareholders’ equity	1,335.8	1,361.7
Total capitalization (total debt plus equity)	2,205.4	2,192.3
Debt to capital ratio	39%	38%
Net debt to enterprise value (a)	21%	22%

(a)	Enterprise value is calculated as the number of shares outstanding multiplied by the Company’s share price plus net debt as of March 31, 2016 and December 31, 2015.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31.

(millions of dollars)	2016	2015
Cash provided by (used for):
Operating activities	$31.0	$53.4
Investing activities	(20.3)	(43.7)
Financing activities	13.4	(30.6)
Cash Provided by Operating Activities
The decline in cash provided by operating activities in 2016 was primarily attributable to the $9.3 million cash settlement of the New Zealand JV interest rate swaps, a $6.8 million increase in accounts receivable and a $2.7 million increase in log inventory.
Cash Used for Investing Activities
Cash used for investing activities decreased $23.4 million compared to 2015 primarily due to the change in restricted cash of $17.6 million and lower timberland acquisitions of $8.8 million. These amounts were partially offset by a $1.4 million increase in real estate development investments.
Cash Provided by (Used for) Financing Activities
Cash provided by financing activities increased $44.0 million from the prior year period primarily due to higher net debt issuances of $44.1 million in 2016.

Expected 2016 Expenditures
As part of its mixed-use community development project located north of Jacksonville at the interchange of I-95 and State Road A1A, the Company is constructing an office building expected to cost approximately $13 million. Of the $13 million, we expect to incur $6 million in 2016 and $7 million in 2017. The new office will allow consolidation of three leased offices in Jacksonville and Fernandina Beach, Florida into one location and also serve as a catalyst for the Company’s mixed-use development project.
Capital expenditures in 2016 are expected to be approximately $63 million, excluding capital expenditures related to the office building and any strategic timberland acquisitions we may make. Capital expenditures are expected to be primarily comprised of seedling planting, fertilization and other silvicultural activities, property taxes, lease payments, allocated overhead and other capitalized costs. Aside from capital expenditures, we may also acquire timberland as we actively evaluate acquisition opportunities. Real estate development investments are expected to be between $10 million and $15 million.
Our 2016 dividend payments are expected to be approximately $123 million assuming no change in the quarterly dividend rate of $0.25 per share or material changes in the number of shares outstanding.
Future share repurchases, if any, will depend on the Company’s liquidity and cash flow, as well as general market conditions and other considerations including capital allocation priorities.
We have no mandatory pension contributions in 2016 but may make discretionary contributions in the future. On an ongoing basis, cash income tax payments are expected to be minimal. During 2016, we may repatriate $23 million of proceeds received from the sale of our forestry assets to the New Zealand JV when it was formed in 2005. If this occurs, we anticipate that cash payments for income taxes in 2016 will be approximately $2 million.
Subsequent Event
See Note 1 — Basis of Presentation for additional information on subsequent events.

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
We define Adjusted EBITDA as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of land and improved development, costs related to shareholder litigation and the gain on foreign currency derivatives. Costs related to shareholder litigation include expenses incurred as a result of the securities litigation, the shareholder derivative demands and the Securities and Exchange Commission investigation. See Note 8—Contingencies.

We reconcile Adjusted EBITDA to Net Income for the consolidated Company and to Operating Income for the Segments, as those are the nearest GAAP measures for each. Below is a reconciliation of Net Income to Adjusted EBITDA for the respective periods (in millions of dollars):

	Three Months Ended March 31,
	2016	2015
Net Income to Adjusted EBITDA Reconciliation
Net income	$15.1	$18.2
Interest, net	8.7	10.0
Income tax benefit	(0.8)	(0.5)
Depreciation, depletion and amortization	29.3	30.0
Non-cash cost of land and improved development	4.1	3.7
Costs related to shareholder litigation (a)	0.4	0.1
Gain on foreign currency derivatives (b)	($1.2)	—
Adjusted EBITDA	$55.6	$61.5

(a)
Costs related to shareholder litigation include expenses incurred as a result of the securities litigation, the shareholder derivative demands and the Securities and Exchange Commission investigation. See Note 8—Contingencies.

(b)
Gain on foreign currency derivatives is the gain resulting from the foreign exchange derivatives used by the Company to mitigate the risk of fluctuations in foreign exchange rates while awaiting the planned capital contribution to the New Zealand JV.

The following tables reconcile Operating Income by segment to Adjusted EBITDA by segment (millions of dollars):

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and other	Total
March 31, 2016
Operating income (loss)	$15.8	$1.4	$4.7	$4.2	$0.4	($3.5)	$23.0
Depreciation, depletion and amortization	16.6	4.6	4.9	3.2	—	—	29.3
Non-cash cost of land and improved development	—	—	1.8	2.3	—	—	4.1
Costs related to shareholder litigation (a)	—	—	—	—	—	0.4	0.4
Gain on foreign currency derivatives (b)	—	—	—	—	—	(1.2)	(1.2)
Adjusted EBITDA	$32.4	$6.0	$11.4	$9.7	$0.4	($4.3)	$55.6

March 31, 2015
Operating income (loss)	$12.4	$2.6	$5.7	$12.6	$0.3	($5.9)	$27.7
Depreciation, depletion and amortization	14.3	3.8	8.0	3.8	—	0.1	30.0
Non-cash cost of land and improved development	—	—	—	3.7	—	—	3.7
Costs related to shareholder litigation (a)	—	—	—	—	—	0.1	0.1
Adjusted EBITDA	$26.7	$6.4	$13.7	$20.1	$0.3	($5.7)	$61.5

(a)
Costs related to shareholder litigation include expenses incurred as a result of the securities litigation, the shareholder derivative demands and the Securities and Exchange Commission investigation. See Note 8—Contingencies.

(b)
Gain on foreign currency derivatives is the gain resulting from the foreign exchange derivatives used by the Company to mitigate the risk of fluctuations in foreign exchange rates while awaiting the planned capital contribution to the New Zealand JV.

CAD is a non-GAAP measure of cash generated during a period that is available for dividend distribution, repurchase of the Company’s common shares, debt reduction and strategic acquisitions. We define CAD as Cash Provided by Operating Activities adjusted for capital spending (excluding strategic acquisitions) and working capital and other balance sheet changes. In compliance with SEC requirements for non-GAAP measures, we reduce CAD by mandatory debt repayments which results in the measure entitled “Adjusted CAD.”
Below is a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Three Months Ended March 31,
	2016	2015
Cash provided by operating activities	$31.0	$53.4
Capital expenditures (a)	(13.3)	(13.2)
Working capital and other balance sheet changes	18.7	3.0
CAD	36.4	43.2
Mandatory debt repayments	—	—
Adjusted CAD	$36.4	$43.2

Cash used for investing activities	($20.3)	($43.7)
Cash provided by (used for) financing activities	$13.4	($30.6)

(a)	Capital expenditures exclude timberland acquisitions of $14.3 million and $23.1 million during the three months ended March 31, 2016 and March 31, 2015, respectively.
Adjusted CAD decreased as a result of a $22.4 million decrease in cash provided by operating activities, partially offset by a $15.7 million increase in working capital and other balance sheet changes. Adjusted CAD generated in any period is not necessarily indicative of the amounts that may be generated in future periods.
Liquidity Facilities
Term Credit Agreement
On August 5, 2015, the Company entered into a credit agreement with CoBank, ACB, as administrative agent, and a syndicate of Farm Credit institutions and other commercial banks to provide $550 million of new credit facilities, including a nine-year $350 million term loan facility. The Company has entered into an interest rate swap transaction to fix the cost of the term loan facility over its nine-year term. The periodic interest rate on the term credit agreement is LIBOR plus 1.625%. The Company receives annual patronage refunds, which are profit distributions made by a cooperative to its member-users based on the quantity or value of business done with the member-user. The effective interest rate for the first quarter was approximately 3.3% after consideration of the estimated patronage refunds and interest rate swaps. As of March 31, 2016, the term debt was advanced in full under the term credit agreement.
Revolving Credit Facility
In August 2015, the Company entered into a five-year $200 million unsecured revolving credit facility, replacing the previous $200 million revolving credit facility and $100 million farm credit facility, which were scheduled to expire in April 2016 and December 2019, respectively. The periodic interest rate on the revolving credit facility is LIBOR plus 1.250%, with an unused commitment fee of 0.175%.
Net draws of $8.0 million were made during the quarter for general corporate purposes. At March 31, 2016, the Company had available borrowings of $93.3 million, net of $1.7 million to secure its outstanding letters of credit, under the revolving credit facility.

Joint Venture Debt
During the first quarter, the Company used proceeds from the term loan facility to fund a capital contribution into the New Zealand JV, which the New Zealand JV in turn used for repayment of the outstanding amount of $155 million under its existing Tranche A credit facility. In addition, all interest rate swap contracts associated with this debt were settled for $9.2 million at the time of the debt repayment.
During the three months ended March 31, 2016, the New Zealand JV made $12.2 million of additional borrowings, net of repayments, on its working capital facility. Additional draws totaling $15.4 million remain available on the working capital facility. In addition, the New Zealand JV paid $0.3 million of its shareholder loan held with the non-controlling interest party.
See Note 4 – Debt for additional information on these agreements and other outstanding debt, as well as for information on covenants that must be met in connection with our mortgage notes, term credit agreement and the revolving credit facility.
Subsequent Event
See Note 1 — Basis of Presentation for additional information on subsequent events.

Off-Balance Sheet Arrangements
See Note 9 — Guarantees for details on the letters of credit, surety bonds and guarantees as of March 31, 2016.

Contractual Financial Obligations
In addition to using cash flow from operations, we finance our operations through the issuance of debt and by entering into leases. These financial obligations are recorded in accordance with accounting rules applicable to the underlying transaction, with the result that some are recorded as liabilities on the Consolidated Balance Sheet, while others are required to be disclosed in the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis.
The following table aggregates our contractual financial obligations as of March 31, 2016 and anticipated cash spending by period:

Contractual Financial Obligations (in millions)	Total	Payments Due by Period
		Remaining 2016	2017-2018	2019-2020	Thereafter
Long-term debt (a)	$860	—	$42	$120	$698
Current maturities of long-term debt	12	12	—	—	—
Interest payments on long-term debt (b)	147	18	44	42	43
Operating leases — timberland	203	7	20	17	159
Operating leases — PP&E, offices	6	1	2	1	2
Purchase obligations — derivatives (c)	26	3	6	6	11
Purchase obligations — other	1	—	1	—	—
Total contractual cash obligations	$1,255	$41	$115	$186	$913

(a)
The book value of our long-term debt is currently recorded at $857.4 million, net of deferred financing costs, on the Company’s Consolidated Balance Sheet, but upon maturity the liability will be $860.1 million.

(b)	Projected interest payments for variable rate debt were calculated based on outstanding principal amounts and interest rates as of March 31, 2016.

(c)
Purchase obligations represent payments expected to be made on derivative financial instruments (foreign exchange contracts and interest rate swaps). See Note 11 — Derivative Financial Instruments and Hedging Activities.

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
As of March 31, 2016 we had $470 million of U.S. long-term variable rate debt. Our primary interest rate exposure on variable rate debt results from changes in LIBOR. However, we use interest rate swaps to manage our exposure to interest rate movements on our term credit agreement by swapping existing borrowings from floating rates to fixed rates. The notional amount of outstanding interest rate swap contracts at March 31, 2016 was $350 million. The interest rate swap contracts and term credit agreement mature in August 2024. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in a corresponding increase/decrease of approximately $1.2 million in interest payments and expense over a 12 month period.
The fair market value of our U.S. long-term fixed interest rate debt is also subject to interest rate risk. The estimated fair value of our long-term fixed-rate debt at March 31, 2016 was $382 million compared to the $367 million principal amount. We use interest rates of debt with similar terms and maturities to estimate the fair value of our debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at March 31, 2016 would result in a corresponding decrease/increase in the fair value of our long-term fixed-rate debt of approximately $18 million.
We estimate the periodic effective interest rate on U.S. long-term fixed and variable rate debt for the first quarter was approximately 3.3% after consideration of interest rate swaps and estimated patronage refunds, excluding unused commitment fees on the revolving credit facility.
The functional currency of the Company’s New Zealand-based operations and New Zealand JV is the New Zealand dollar. Through these operations and our ownership in the New Zealand JV, we are exposed to foreign currency risk on cash held in foreign currencies and on foreign export sales and ocean freight payments that are predominantly denominated in U.S. dollars. To mitigate these risks, the New Zealand JV routinely enters into foreign currency exchange contracts and foreign currency option contracts to hedge a portion of the New Zealand JV’s foreign exchange exposure. At March 31, 2016, the New Zealand JV had foreign currency exchange contracts with a notional amount of $24 million and foreign currency option contracts with a notional amount of $89 million outstanding. The amount hedged represents 58% of forecast U.S. dollar denominated harvesting sales proceeds over the next 18 months and 35% of log trading sales proceeds over the next 3 months.

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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of March 31, 2016.
In the quarter ended March 31, 2016, based upon the evaluation required by paragraph (d) of SEC Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth in Note 8—Contingencies in the “Notes to the Consolidated Financial Statements” under Item 1 of Part I of this Report is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In February 2016, the Board of Directors approved the repurchase of up to $100 million of Rayonier’s common shares (the “share repurchase program”) to be made at management’s discretion. The program has no time limit and may be suspended or discontinued at any time. There were 35,200 shares repurchased under this program in the first quarter of 2016 and there was $99.3 million, or approximately 4,023,923 shares based on the period end closing stock price of $24.68, available for repurchase as of March 31, 2016.
In 1996, we began a Common Share repurchase program (the “anti-dilutive program”) to minimize the dilutive effect of our employee incentive stock plans on earnings per share. This program limits the number of shares that may be purchased each year to the greater of 1.5% of outstanding shares at the beginning of the year or the number of incentive shares issued to employees during the year. In October 2000, July 2003 and October 2011, our Board of Directors authorized the purchase of additional shares in the program totaling 2.1 million shares. None of these shares have expiration dates. There were no shares purchased under this program in the first quarter of 2016 and there were 3,776,612 shares available for purchase at March 31, 2016.
The following table provides information regarding our purchases of Rayonier common stock during the quarter ended March 31, 2016:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (c)
January 1 to January 31	—	—	—	3,776,612
February 1 to February 29	35,200	$19.59	35,200	7,800,535
March 1 to March 31	3,674	$22.59	—	7,800,535
Total	38,874		35,200

(a)
Includes 3,674 shares of the Company’s common stock purchased in March from employees in non-open market transactions. The shares of stock were sold by current and former employees of the Company in exchange for cash that was used to pay withholding taxes associated with the vesting of restricted stock awards under the Company’s stock incentive plan. The price per share surrendered is based on the closing price of the company’s stock on the respective vesting dates of the awards.

(b)	Purchases made in open-market transactions under the $100 million share repurchase program announced on February 10, 2016.

(c)	Maximum number of shares authorized to be purchased as of March 31, 2016 include 3,776,612 under the 1996 anti-dilutive program and approximately 4,023,923 under the share repurchase program.

Item 6.	Exhibits

10.1	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective June 1, 2016*	Filed herewith
10.2	Rayonier Inc. Supplemental Savings Plan effective March 1, 2016*	Filed herewith
10.3
Credit Agreement dated August 5, 2015 among Rayonier Inc., Rayonier TRS Holdings Inc. and Rayonier Operating Company LLC, as Borrowers, COBANK, ACB, as Administrative Agent, Swing Line Lender and Issuing Bank, JPMORGAN CHASE BANK, N.A. And FARM CREDIT OF FLORIDA, ACA, as Co-Syndication Agents CREDIT SUISSE AG and SUNTRUST BANK, as Co-Documentation Agents and COBANK, ACB, as Sole Lead Arranger and Sole Bookrunner

Filed herewith
10.4
First Amendment and Incremental Term Loan Agreement dated April 28, 2016, by and among Rayonier Inc., Rayonier TRS Holdings Inc., Rayonier Operating Company LLC, as Borrowers, COBANK, ACB, as Administrative Agent and the several banks, financial institutions and other institutional lenders party thereto
Incorporated by reference to Exhibit 10.1 to the Registrant’s May 2, 2016 Form 8-K
10.5	2016 Guarantee Agreement dated as of April 28, 2016 among Rayonier Inc., Rayonier TRS Holdings Inc. and COBANK, ACB, as Administrative Agent	Incorporated by reference to Exhibit 10.2 to the Registrant’s May 2, 2016 Form 8-K
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2016, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2016 and 2015; (ii) the Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015; (iii) the Consolidated Statements of Shareholders’ Equity for the Three Months Ended March 31, 2016 and the Years Ended December 31, 2015 and 2014; (iv) the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015; and (v) the Notes to Consolidated Financial Statements.

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
Date: May 6, 2016