Form 10-Q
period 2016-06-30
RAYONIER INC
filed 2016-08-05
CIK 52827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
YES ☐        NO  ☒

As of August 1, 2016, there were outstanding 122,866,702 Common Shares of the registrant.

i

PART I.        FINANCIAL INFORMATION

Item 1.         Financial Statements

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
SALES	$261,550	$115,801	$396,393	$256,106
Costs and Expenses
Cost of sales	138,194	103,689	246,166	210,923
Selling and general expenses	11,252	12,727	21,031	23,626
Other operating income, net (Note 15)	(9,463)	(7,138)	(15,368)	(12,713)
	139,983	109,278	251,829	221,836
OPERATING INCOME	121,567	6,523	144,564	34,270
Interest expense	(7,961)	(8,483)	(15,059)	(17,027)
Interest income and miscellaneous income (expense), net	249	(1,196)	(1,373)	(2,691)
INCOME (LOSS) BEFORE INCOME TAXES	113,855	(3,156)	128,132	14,552
Income tax (expense) benefit	(2,276)	296	(1,495)	768
NET INCOME (LOSS)	111,579	(2,860)	126,637	15,320
Less: Net income (loss) attributable to noncontrolling interest	1,758	(1,324)	2,344	(891)
NET INCOME (LOSS) ATTRIBUTABLE TO RAYONIER INC.	109,821	(1,536)	124,293	16,211
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of income tax expense of $0, $732, $0 and $1,074	13,219	(25,395)	16,023	(39,717)
Cash flow hedges, net of income tax benefit (expense) of $631, $1,133, $1,064 and $1,501	(12,476)	(2,917)	(26,250)	(3,863)
Actuarial change and amortization of pension and postretirement plans, net of income tax expense of $0, $179, $0 and $337	632	743	1,249	1,524
Total other comprehensive income (loss)	1,375	(27,569)	(8,978)	(42,056)
COMPREHENSIVE INCOME (LOSS)	112,954	(30,429)	117,659	(26,736)
Less: Comprehensive income (loss) attributable to noncontrolling interest	4,410	(9,731)	8,153	(13,522)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO RAYONIER INC.	$108,544	($20,698)	$109,506	($13,214)
EARNINGS (LOSS) PER COMMON SHARE (Note 11)
Basic earnings (loss) per share attributable to Rayonier Inc.	$0.90	($0.01)	$1.01	$0.13
Diluted earnings (loss) per share attributable to Rayonier Inc.	$0.89	($0.01)	$1.01	$0.13

Dividends declared per share	$0.25	$0.25	$0.50	$0.50

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	June 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$129,654	$51,777
Accounts receivable, less allowance for doubtful accounts of $50 and $42	30,576	20,222
Inventory (Note 16)	14,957	15,351
Prepaid expenses	13,489	12,654
Other current assets	6,197	5,681
Total current assets	194,873	105,685
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,306,105	2,066,780
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 6)	68,164	65,450
PROPERTY, PLANT AND EQUIPMENT
Land	1,832	1,833
Buildings	9,673	9,014
Machinery and equipment	3,631	3,686
Construction in progress	2,614	1,282
Total property, plant and equipment, gross	17,750	15,815
Less — accumulated depreciation	(8,626)	(9,073)
Total property, plant and equipment, net	9,124	6,742
OTHER ASSETS	53,913	71,281
TOTAL ASSETS	$2,632,179	$2,315,938
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$22,833	$21,479
Accrued taxes	5,571	3,685
Accrued payroll and benefits	5,054	7,037
Accrued interest	5,174	6,153
Other current liabilities	29,370	21,103
Total current liabilities	68,002	59,457
LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS	1,052,307	830,554
PENSION AND OTHER POSTRETIREMENT BENEFITS (Note 14)	34,525	34,137
OTHER NON-CURRENT LIABILITIES	56,825	30,050
COMMITMENTS AND CONTINGENCIES (Notes 7 and 9)
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 shares authorized, 122,864,910 and 122,770,217 shares issued and outstanding	706,677	708,827
Retained earnings	674,954	612,760
Accumulated other comprehensive loss	(44,857)	(33,503)
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,336,774	1,288,084
Noncontrolling interest	83,746	73,656
TOTAL SHAREHOLDERS’ EQUITY	1,420,520	1,361,740
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,632,179	$2,315,938

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except share data)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interest	Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2014	126,773,097	$702,598	$790,697	($4,825)	$86,681	$1,575,151
Net income (loss)	—	—	46,165	—	(2,224)	43,941
Dividends ($1.00 per share)	—	—	(124,943)	—	—	(124,943)
Issuance of shares under incentive stock plans	205,219	2,117	—	—	—	2,117
Stock-based compensation	—	4,484	—	—	—	4,484
Tax deficiency on stock-based compensation	—	(250)	—	—	—	(250)
Repurchase of common shares	(4,208,099)	(122)	(100,000)	—	—	(100,122)
Net gain from pension and postretirement plans	—	—	—	2,933	—	2,933
Adjustments to Rayonier Advanced Materials	—	—	841	—	—	841
Foreign currency translation adjustment	—	—	—	(21,567)	(10,884)	(32,451)
Cash flow hedges	—	—	—	(10,044)	83	(9,961)
Balance, December 31, 2015	122,770,217	$708,827	$612,760	($33,503)	$73,656	$1,361,740
Net income	—	—	124,293	—	2,344	126,637
Dividends ($0.50 per share)	—	—	(61,409)	—	—	(61,409)
Issuance of shares under incentive stock plans	138,514	644	—	—	—	644
Stock-based compensation	—	2,839	—	—	—	2,839
Repurchase of common shares	(43,821)	(139)	(690)	—	—	(829)
Actuarial change and amortization of pension and postretirement plan liabilities	—	—	—	1,249	—	1,249
Foreign currency translation adjustment	—	—	—	10,732	5,291	16,023
Cash flow hedges	—		—	(26,773)	523	(26,250)
Recapitalization of New Zealand Joint Venture	—	(5,398)	—	3,438	1,960	—
Recapitalization costs	—	(96)	—	—	(28)	(124)
Balance, June 30, 2016	122,864,910	$706,677	$674,954	($44,857)	$83,746	$1,420,520

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$126,637	$15,320
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	51,707	53,826
Non-cash cost of land and improved development	5,775	4,938
Stock-based incentive compensation expense	2,839	2,588
Deferred income taxes	2,840	(1,322)
Amortization of losses from pension and postretirement plans	1,249	1,861
Gain on sale of large disposition of timberlands	(101,325)	—
Other	(983)	1,592
Changes in operating assets and liabilities:
Receivables	(9,367)	2,414
Inventories	(2,132)	(8,107)
Accounts payable	2,315	3,874
Income tax receivable/payable	441	(321)
All other operating activities	(3,017)	9,220
CASH PROVIDED BY OPERATING ACTIVITIES	76,979	85,883
INVESTING ACTIVITIES
Capital expenditures	(26,180)	(25,318)
Real estate development investments	(3,018)	(926)
Purchase of timberlands	(276,614)	(88,414)
Assets purchased in business acquisition	(1,113)	—
Net proceeds from large disposition of timberlands	126,965	—
Rayonier office building under construction	(1,155)	(261)
Change in restricted cash	17,985	4,160
Other	(2,066)	3,486
CASH USED FOR INVESTING ACTIVITIES	(165,196)	(107,273)
FINANCING ACTIVITIES
Issuance of debt	653,775	59,100
Repayment of debt	(426,173)	(31,472)
Dividends paid	(61,409)	(63,421)
Proceeds from the issuance of common shares	644	718
Repurchase of common shares made under share repurchase program	(690)	(8,962)
Debt issuance costs	(818)	—
Other	(139)	(95)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	165,190	(44,132)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	904	(4,404)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	77,877	(69,926)
Balance, beginning of year	51,777	161,558
Balance, end of period	$129,654	$91,632
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest (a)	$16,934	$15,303
Income taxes	337	270
Non-cash investing activity:
Capital assets purchased on account	2,062	2,396

(a)
Interest paid is presented net of patronage payments received of $0.4 million and $1.3 million for the six months ended June 30, 2016 and June 30, 2015, respectively. For additional information on patronage payments, see Note 5 — Debt in the 2015 Form 10-K.

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

1.	BASIS OF PRESENTATION
Basis of Presentation
The unaudited consolidated financial statements and notes thereto of Rayonier Inc. and its subsidiaries (“Rayonier” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, these financial statements and notes reflect all adjustments (all of which are normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. These statements and notes should be read in conjunction with the financial statements and supplementary data included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC (the “2015 Form 10-K”).
Reclassifications
Certain 2015 amounts have been reclassified to conform with the current year presentation, including changes in balance sheet presentation. During the first quarter of 2016, the Company reclassified capitalized debt costs related to non-revolving debt from Other Assets to Long Term Debt as a result of the adoption of Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-50) - Simplifying the Presentation of Debt Issuance Costs, which is required to be applied on a retrospective basis. This reclassification is reflected in the June 30, 2016 and December 31, 2015 Consolidated Balance Sheets. A corresponding change has also been made to the Consolidated Statement of Cash Flows for both periods presented.
New Accounting Standards
In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU No. 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Rayonier intends to adopt ASU No. 2016-09 in the Company’s first quarter 2017 Form 10-Q. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships, which clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU No. 2016-05 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Rayonier intends to adopt ASU No. 2016-05 in the Company’s first quarter 2017 Form 10-Q and does not expect it will have an impact on the consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. ASU No. 2016-02 also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. ASU No. 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. ASU No. 2016-02 is required to be applied retrospectively to all periods presented beginning in the period of adoption. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

In May 2014, the FASB and International Accounting Standards Board (“IASB”) jointly issued ASU No. 2014-09, Revenue from Contracts with Customers, a comprehensive new revenue recognition standard that will supersede current revenue recognition guidance. The guidance provides a unified model to determine when and how revenue is recognized and will require enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date. ASU No. 2015-14 provides a one-year deferral of the effective date of the new standard, with an option for organizations to adopt early based on the original effective date.  In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers—Identifying Performance Obligations and Licensing. The update clarifies the guidance for identifying performance obligations. In May 2016, the FASB issued ASU. No. 2016-12, Revenue from Contracts with Customers (Topic 660): Narrow-Scope Improvements and Practical Expedients. The update clarifies the guidance for assessing collectibility, presenting sales taxes and other similar taxes collected from customers, noncash consideration, contract modifications at transition, completed contracts at transition and disclosing the accounting change in the period of adoption. This standard will be effective for Rayonier beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements and has completed a preliminary analysis of the specific impacts to our New Zealand Timber and Real Estate segments.

Subsequent Events
On July 7, 2016, the Company entered into an interest rate swap agreement for a notional amount of $100 million through May 2026. This swap agreement fixes the variable portion of the interest rate on the Incremental Term Loan borrowings due 2026 from LIBOR to an average rate of 1.26%. Together with the bank margin of 1.90% , this results in a rate of 3.16% before estimated patronage payments. This derivative instrument has been designated as an interest rate cash flow hedge and qualifies for hedge accounting.

2.	TIMBERLAND ACQUISITION
Menasha Acquisition
The Company and Forest Investment Associates (“FIA”) formed Olympus Acquisition Company (“Olympus”) to acquire all the outstanding common stock of Menasha Forest Products Corporation (“Menasha”), a privately held company with approximately 132,000 acres of timberland located in Oregon and Washington (the “Menasha Acquisition”).
On May 10, 2016 (the “acquisition date”), essentially all of the net assets of Olympus were distributed to the Company and FIA, resulting in the Company owning an identified portfolio of 61,000 acres of the former Menasha timberland for a final purchase price of approximately $263 million.
Business Combination Accounting
The distribution of net assets from Olympus to Rayonier has been accounted for as a business combination. Accordingly, the consideration paid by the Company has been recorded to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. In determining the fair value of the timberlands, the Company utilized valuation methodologies including a discounted cash flow analysis. A sales comparison approach was utilized to determine the fair market value of property, plant and equipment. The carrying values for current assets and liabilities were deemed to approximate their fair values due to the short-term nature of these assets and liabilities. Rayonier’s share of acquisition costs of $1.2 million is included in “Other operating income, net.”
As of the filing date of this report, the Company has not completed its final accounting related to this acquisition. As a result, preliminary estimates have been recorded and are subject to change. Any necessary adjustments from the preliminary estimates will be finalized as soon as practicable but within one year from the date of acquisition. Measurement period adjustments will be recorded in the period in which they are determined, as if they had been completed at the acquisition date.
The Company is currently in the process of finalizing its valuations related to the following:

Timber and timberlands
Property, plant and equipment
Other current and non-current assets
Other current and non-current liabilities

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed at the acquisition date:

May 10, 2016
Timber and timberlands (a)	$263,073
Property, plant and equipment	1,554
Other current and non-current assets	280
Total identifiable assets acquired	264,907
Other current and non-current liabilities	1,503
Total liabilities assumed	1,503
Net identifiable assets (purchase price)	$263,404

(a)	Timber and timberlands include $0.8 million of seeds and seedlings.
Operating Results and Unaudited Pro Forma Financial Information
The net income effect resulting from the Menasha acquisition for the three and six months ended June 30, 2016 is impracticable to determine, as the Company immediately integrated Menasha into its ongoing operations. Additionally, pro forma information has not been provided, as the portion of Menasha acquired was a component of a larger legal entity and separate historical financial statements were not prepared. Since stand-alone financial information prior to the acquisition was not readily available, compilation of such data is impracticable.
Washington Disposition
The Company also completed its disposition of approximately 55,000 acres located in Washington to FIA (the “Washington disposition”) for a sale price of approximately $130 million. The proceeds received from the disposition were used to finance a portion of the Menasha Acquisition. The remainder of the acquisition was financed by entering into an incremental term loan agreement with CoBank, ACB, as administrative agent, and a syndicate of Farm Credit institutions to provide a 10-year, $300 million incremental term loan. See Note 5 — Debt for additional information.

3.	JOINT VENTURE INVESTMENT
Matariki Forestry Group
On March 3, 2016, the Company made a capital contribution into Matariki Forestry Group (the "New Zealand JV"), a joint venture that owns or leases approximately 0.4 million legal acres of New Zealand timberlands, for the purpose of refinancing approximately NZ$235 million of New Zealand JV indebtedness and paying related fees and expenses, including the costs of settling out-of-the-money interest rate swaps. As a result of the capital contribution, the Company's ownership interest in the New Zealand JV increased from 65% to 77%. As a result of the increase in ownership percentage, the pro-rata share of the New Zealand JV’s unrealized foreign currency and cash flow hedge losses were reallocated between the Company and the noncontrolling interest. In accordance with Accounting Standards Codification (“ASC”) 810-10-45-24, this reallocation resulted in a reduction to the common share balance. The Company maintains a controlling financial interest in the New Zealand JV and, accordingly, consolidates the New Zealand JV’s Balance Sheet and results of operations. The portions of the consolidated financial position and results of operations attributable to the New Zealand JV’s 23% noncontrolling interest are shown separately within the Consolidated Statement of Income and Comprehensive Income and Consolidated Statement of Shareholders’ Equity. Rayonier New Zealand Limited (“RNZ”), a wholly-owned subsidiary of Rayonier Inc., serves as the manager of the New Zealand JV.

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
Operating income as presented in the Consolidated Statements of Income and Comprehensive Income (Loss) is equal to segment income. Certain income (loss) items in the Consolidated Statements of Income and Comprehensive Income (Loss) are not allocated to segments. These items, which include gains (losses) from certain asset dispositions, interest income (expense), miscellaneous income (expense) and income tax (expense) benefit, are not considered by management to be part of segment operations and are included under “Corporate and other” or “unallocated interest expense and other.”
Segment information for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
SALES	2016	2015	2016	2015
Southern Timber	$29,640	$32,681	$74,380	$68,212
Pacific Northwest Timber	16,869	17,102	36,178	36,256
New Zealand Timber	47,748	39,223	83,772	80,417
Real Estate (a)	137,307	6,945	150,670	30,736
Trading	29,986	19,850	51,393	40,485
Total	$261,550	$115,801	$396,393	$256,106

(a)	The three and six months ended June 30, 2016 include $129.5 million from the Washington disposition.

	Three Months Ended June 30,		Six Months Ended June 30,
OPERATING INCOME	2016	2015	2016	2015
Southern Timber	$11,039	$11,777	$26,793	$24,190
Pacific Northwest Timber	1,034	1,687	2,419	4,275
New Zealand Timber	10,028	(945)	14,772	4,749
Real Estate (a)	105,695	1,421	109,920	14,003
Trading	625	(84)	975	186
Corporate and other	(6,854)	(7,333)	(10,315)	(13,133)
Total Operating Income	121,567	6,523	144,564	34,270
Unallocated interest expense and other	(7,712)	(9,679)	(16,432)	(19,718)
Total Income (Loss) before Income Taxes	$113,855	($3,156)	$128,132	$14,552

(a)	The three and six months ended June 30, 2016 include $101.3 million from the Washington disposition.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended June 30,		Six Months Ended June 30,
DEPRECIATION, DEPLETION AND AMORTIZATION	2016	2015	2016	2015
Southern Timber	$10,559	$12,650	$27,115	$26,951
Pacific Northwest Timber	3,672	2,941	8,311	6,731
New Zealand Timber	6,437	7,183	11,296	15,186
Real Estate (a)	23,525	1,006	26,728	4,818
Trading	—	—	—	—
Corporate and other	105	70	190	140
Total	$44,298	$23,850	$73,640	$53,826

(a)	The three and six months ended June 30, 2016 include $21.9 million from the Washington disposition.

	Three Months Ended June 30,		Six Months Ended June 30,
NON-CASH COST OF LAND AND IMPROVED DEVELOPMENT	2016	2015	2016	2015
Southern Timber	—	—	—	—
Pacific Northwest Timber	—	—	—	—
New Zealand Timber	—	—	1,824	—
Real Estate (a)	3,471	1,191	5,755	4,938
Trading	—	—	—	—
Corporate and other	—	—	—	—
Total	$3,471	$1,191	$7,579	$4,938

(a)	The three and six months ended June 30, 2016 include $1.8 million from the Washington disposition.

5.	DEBT
Rayonier’s debt consisted of the following at June 30, 2016:

June 30, 2016
Senior Notes due 2022 at a fixed interest rate of 3.75%	$325,000
Term Credit Agreement borrowings due 2024 at a variable interest rate of 2.1% at June 30, 2016	350,000
Incremental Term Loan Agreement borrowings due 2026 at a variable interest rate of 2.4% at June 30, 2016	300,000
Mortgage notes due 2017 at fixed interest rates of 4.35%	42,436
Solid waste bond due 2020 at a variable interest rate of 1.7% at June 30, 2016	15,000
New Zealand JV noncontrolling interest shareholder loan at 0% interest rate	23,747
Total debt	1,056,183
Less: Current maturities of long-term debt	—
Less: Deferred financing costs	(3,876)
Long-term debt, net of deferred financing costs	$1,052,307

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Principal payments due during the next five years and thereafter are as follows:

2016	—
2017 (a)	42,000
2018	—
2019	—
2020	15,000
Thereafter	998,747
Total Debt	$1,055,747

(a)	The mortgage notes due in 2017 were recorded at a premium of $0.4 million as of June 30, 2016. Upon maturity the liability will be $42 million.
Incremental Term Loan Agreement
On April 28, 2016, the Company entered into an incremental term loan agreement with CoBank, ACB, as administrative agent, and a syndicate of Farm Credit institutions to provide a 10-year, $300 million incremental term loan. Proceeds from the new term loan were used to fund Rayonier’s portion of the Menasha acquisition net of the proceeds received from the Washington disposition, to repay approximately $105 million outstanding on the Company’s revolving credit facility and for general corporate purposes. The Company has entered into an interest rate swap transaction to fix the cost of $200 million of the term loan for its 10-year term, while the remaining $100 million has a variable rate as of June 30, 2016 (see Note 1 — Basis of Presentation for subsequent event). The periodic interest rate on the incremental term loan agreement is LIBOR plus 1.900%. The Company receives annual patronage payments, which are profit distributions made by a cooperative to its member-users based on the quantity or value of business done with the member-user. The Company estimates the effective interest rate for the second quarter was approximately 2.6% after consideration of the estimated patronage payments and interest rate swaps.
Term Credit Agreement
On August 5, 2015, the Company entered into a credit agreement with CoBank, ACB, as administrative agent, and a syndicate of Farm Credit institutions and other commercial banks to provide $550 million of new credit facilities, including a five-year $200 million unsecured revolving credit facility (see below) and a nine-year $350 million term loan facility. The Company has entered into an interest rate swap transaction to fix the cost of the term loan facility over its nine-year term. The periodic interest rate on the term credit agreement is LIBOR plus 1.625%. The Company estimates the effective interest rate for the second quarter was approximately 3.3% after consideration of the estimated patronage payments and interest rate swaps. As of June 30, 2016, the term debt was advanced in full under the term credit agreement.
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
Net repayments of $105.0 million were made in the second quarter of 2016 on the revolving credit facility. At June 30, 2016, the Company had available borrowings of $194.5 million under the revolving credit facility, net of $5.5 million to secure its outstanding letters of credit.
Joint Venture Debt
On March 3, 2016, the Company used proceeds from the term loan facility to fund a capital contribution into the New Zealand JV. The New Zealand JV in turn used the proceeds for full repayment of the outstanding amount of $155 million under its Tranche A credit facility.
In June 2016, the New Zealand JV entered into a 12-month $14.2 million working capital facility and an 18-month $14.2 million working capital facility, replacing the previous $28.4 million facility that expired in June 2016.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

During the six months ended June 30, 2016, the New Zealand JV made additional borrowings and repayments of $135.8 million on the facility. Draws totaling $28.4 million remain available on the working capital facilities at June 30, 2016. In addition, the New Zealand JV paid $0.3 million of its shareholder loan held with the non-controlling interest party. Changes in exchange rates for the six months ended June 30, 2016 increased debt on a U.S. dollar basis for its shareholder loan by $0.8 million.
Debt Covenants
In connection with the Company’s $350 million term credit agreement, $300 million incremental term loan agreement and $200 million revolving credit facility, customary covenants must be met, the most significant of which include interest coverage and leverage ratios. In addition to these financial covenants, the mortgage notes, senior notes, term credit agreement, incremental term loan agreement and revolving credit facility include customary covenants that limit the incurrence of debt and the disposition of assets, among others. At June 30, 2016, the Company was in compliance with all applicable covenants.
Subsequent Event
See Note 1 — Basis of Presentation for additional information on subsequent events.

6.	HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS

Rayonier continuously assesses potential alternative uses of its timberlands, as some properties may become more valuable for development, residential, recreation or other purposes. The Company periodically transfers, via a sale or contribution from the real estate investment trust (“REIT”) entities to taxable REIT subsidiaries (“TRS”), higher and better use (“HBU”) timberlands to enable land-use entitlement, development or marketing activities. The Company also acquires HBU properties in connection with timberland acquisitions. These properties are managed as timberlands until sold or developed. While the majority of HBU sales involve rural and recreational land, the Company also selectively pursues various land-use entitlements on certain properties for residential, commercial and industrial development in order to enhance the long-term value of such properties. For selected development properties, Rayonier also invests in targeted infrastructure improvements, such as roadways and utilities, to accelerate the marketability and improve the value of such properties.

An analysis of higher and better use timberlands and real estate development costs from December 31, 2015 to June 30, 2016 is shown below:

	Higher and Better Use Timberlands and Real Estate Development Investments
	Land and Timber	Development Investments	Total
Non-current portion at December 31, 2015	$57,897	$7,553	$65,450
Plus: Current portion (a)	6,019	6,233	12,252
Total Balance at December 31, 2015	63,916	13,786	77,702
Non-cash cost of land and improved development	(1,157)	(148)	(1,305)
Timber depletion from harvesting activities and basis of timber sold in real estate sales	(789)	—	(789)
Capitalized real estate development investments	—	3,018	3,018
Capital expenditures (silviculture)	90	—	90
Intersegment transfers	4	—	4
Total Balance at June 30, 2016	62,064	16,656	78,720
Less: Current portion (a)	(7,358)	(3,198)	(10,556)
Non-current portion at June 30, 2016	$54,706	$13,458	$68,164

(a)	The current portion of Higher and Better Use Timberlands and Real Estate Development Investments is recorded in Inventory. See Note 16 — Inventory for additional information.

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
At June 30, 2016, the future minimum payments under non-cancellable operating and timberland leases were as follows:

	Operating Leases	Timberland Leases (a)	Commitments (b)	Total
Remaining 2016	$976	$4,809	$10,309	$16,094
2017	1,514	10,484	13,285	25,283
2018	770	9,062	8,810	18,642
2019	628	8,580	8,810	18,018
2020	542	8,161	8,810	17,513
Thereafter (c)	1,633	158,547	34,968	195,148
	$6,063	$199,643	$84,992	$290,698

(a)	The majority of timberland leases are subject to increases or decreases based on either the Consumer Price Index, Producer Price Index or market rates.

(b)
Commitments include payments expected to be made on derivative financial instruments (foreign exchange contracts and interest rate swaps), standby letters of credit fees for industrial revenue bonds and construction of the Company’s office building.

(c)
Includes 20 years of future minimum payments for perpetual Crown Forest Licenses (“CFL”). A CFL consists of a license to use public or government owned land to operate a commercial forest. The CFL's extend indefinitely and may only be terminated upon a 35 year termination notice from the government. If no termination notice is given, the CFLs renew automatically each year for a one year term. As of June 30, 2016, the New Zealand JV has four CFL’s under termination notice, terminating in 2034, two in 2044 and 2049 as well as two fixed-term CFL’s expiring in 2062. The annual license fee is determined based on current market rental value, with triennial rent reviews.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

8.	INCOME TAXES
The operations conducted by the Company’s REIT entities are generally not subject to U.S. federal and state income tax. The New Zealand JV is subject to corporate level tax in New Zealand. Non-REIT qualifying operations are conducted by the Company’s TRS. The primary businesses performed in Rayonier’s TRS include log trading and certain real estate activities, such as the sale and entitlement of development HBU properties.
Provision for Income Taxes
The Company’s effective tax rate is below the 35.0% U.S. statutory rate due to tax benefits associated with being a REIT. The income tax expense (benefit) for the three and six months ended June 30, 2016 and 2015 are principally related to the New Zealand JV.
The table below reconciles the U.S. statutory rate to the Company’s effective tax rate for each period presented:

	Three Months Ended June 30,
	2016		2015
Income tax expense (benefit) at federal statutory rate	$39,849	35.0%	($1,105)	35.0%
U.S. and foreign REIT income & U.S. TRS taxable losses	(39,954)	(35.3)	1,077	(34.1)
Foreign TRS operations	(197)	—	101	(3.2)
U.S. net deferred tax asset valuation allowance	3,942	3.5	(216)	6.9
Other	128	—	(153)	4.8
Income tax expense (benefit) before discrete items	$3,768	3.2%	($296)	9.4%
Purchase accounting deferred tax benefit	(1,492)	(1.2)	—	—
Income tax expense (benefit) as reported	$2,276	2.0%	($296)	9.4%

	Six Months Ended June 30,
	2016		2015
Income tax expense at federal statutory rate	$44,846	35.0%	$5,093	35.0%
U.S. and foreign REIT income & U.S. TRS taxable losses	(44,314)	(34.4)	(6,894)	(47.4)
Foreign TRS operations	(314)	(0.3)	(645)	(4.4)
U.S. net deferred tax asset valuation allowance	4,395	3.4	1,386	9.5
Other	207	—	292	2.0
Income tax expense (benefit) before discrete items	$4,820	3.7%	($768)	(5.3)%
Tax benefit recognized related to changes in the New Zealand JV deferred tax inventory	(1,833)	(1.5)	—	—
Purchase accounting deferred tax benefit	(1,492)	(1.1)	—	—
Income tax expense (benefit) as reported	$1,495	1.1%	($768)	(5.3)%

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

On January 9, 2015, the five securities actions were consolidated into one putative class action entitled In re Rayonier Inc. Securities Litigation, Case No. 3:14-cv-01395-TJC-JBT, in the United States District Court for the Middle District of Florida. The plaintiffs alleged that the defendants made false and/or misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs sought unspecified monetary damages and attorneys’ fees and costs. Two shareholders, the Pension Trust Fund for Operating Engineers and the Lake Worth Firefighters’ Pension Trust Fund moved for appointment as lead plaintiff on January 12, 2015, which was granted on February 25, 2015. On April 7, 2015, the plaintiffs filed a Consolidated Class Action Complaint (the “Consolidated Complaint”). In the Consolidated Complaint, plaintiffs added allegations as to and added as a defendant N. Lynn Wilson, a former officer of Rayonier. With the filing of the Consolidated Complaint, David L. Nunes and H. Edwin Kiker were dropped from the case as defendants. Defendants timely filed Motions to Dismiss the Consolidated Complaint on May 15, 2015. After oral argument on Defendants' motions on August 25, 2015, the Court dismissed the Consolidated Complaint without prejudice, allowing plaintiffs leave to refile. Plaintiffs filed the Amended Consolidated Class Action Complaint (the “Amended Complaint”) on September 25, 2015, which continued to assert claims against the Company, as well as Ms. Wilson and Messrs. Boynton and Vanden Noort. Defendants timely filed Motions to Dismiss the Amended Complaint on October 26, 2015. The court denied those motions on May 20, 2016. The case is now in the discovery phase. At this preliminary stage, the Company cannot determine whether there is a reasonable likelihood a material loss has been incurred nor can the range of any such loss be estimated.

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

In November 2014, the Company received a subpoena from the SEC seeking documents related to the Company’s amended reports filed with the SEC on November 10, 2014. The Company cooperated with the SEC and complied with its requests. The Company received a letter, dated July 22, 2016, from the Division of Enforcement of the SEC, stating that it had concluded the investigation as to the Company and, based on the information provided to the staff of the Division of Enforcement during the investigation, the Division of Enforcement did not intend to recommend to the SEC an enforcement action against the Company.

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
The Company provides financial guarantees as required by creditors, insurance programs, and various governmental agencies. As of June 30, 2016, the following financial guarantees were outstanding:

Financial Commitments	Maximum Potential Payment	Carrying Amount of Associated Liability
Standby letters of credit (a)	$20,642	$15,000
Guarantees (b)	2,254	43
Surety bonds (c)	911	—
Total financial commitments	$23,807	$15,043

(a)
Approximately $15 million of the standby letters of credit serve as credit support for industrial revenue bonds. Approximately $4 million of the standby letters of credit serve as credit support for infrastructure at Wildlight. The remaining letters of credit support various insurance related agreements, primarily workers’ compensation. These letters of credit will expire at various dates during 2016 and 2017 and will be renewed as required.

(b)
In conjunction with a timberland sale and note monetization in 2004, the Company issued a make-whole agreement pursuant to which it guaranteed $2.3 million of obligations of a special-purpose entity that was established to complete the monetization. At June 30, 2016, the Company has a de minimis liability to reflect the fair market value of its obligation to perform under the make-whole agreement.

(c)
Rayonier issues surety bonds primarily to secure timber harvesting obligations in the State of Washington and to provide collateral for the Company’s workers’ compensation self-insurance program in that state. These surety bonds expire at various dates during 2016 and 2017 and are expected to be renewed as required.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

11.	EARNINGS (LOSS) PER COMMON SHARE
The following table provides details of the calculations of basic and diluted earnings (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Income (Loss)	$111,579	($2,860)	$126,637	$15,320
Less: Net income (loss) attributable to noncontrolling interest	1,758	(1,324)	2,344	(891)
Net income (loss) attributable to Rayonier Inc.	$109,821	($1,536)	$124,293	$16,211

Shares used for determining basic earnings (loss) per common share	122,567,853	126,635,710	122,562,046	126,625,081
Dilutive effect of:
Stock options	98,407	—	75,967	146,754
Performance and restricted shares	154,654	—	94,889	30,515
Assumed conversion of Senior Exchangeable Notes (a)	—	—	—	702,301
Assumed conversion of warrants (a)	—	—	—	—
Shares used for determining diluted earnings (loss) per common share	122,820,914	126,635,710	122,732,902	127,504,651

Basic earnings (loss) per common share attributable to Rayonier Inc.:	$0.90	($0.01)	$1.01	$0.13

Diluted earnings (loss) per common share attributable to Rayonier Inc.:	$0.89	($0.01)	$1.01	$0.13

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Anti-dilutive shares excluded from the computations of diluted earnings (loss) per share:
Stock options, performance and restricted shares	748,402	158,191	921,928	937,236
Assumed conversion of exchangeable note hedges (a)	—	—	—	702,301
Assumed conversion of Senior Exchangeable Notes due 2015	—	501,189	—	—
Total	748,402	659,380	921,928	1,639,537

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
Rayonier did not distribute additional shares upon the February 2016 maturity of the warrants sold in conjunction with the 2015 Notes as the stock price did not exceed $28.11 per share. The warrants were not dilutive for the six months ended June 30, 2016 and 2015 as the average stock price for the periods the warrants were outstanding did not exceed the strike price.

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
Foreign Currency Exchange and Option Contracts
The functional currency of Rayonier’s wholly owned subsidiary, Rayonier New Zealand Limited, and the New Zealand JV is the New Zealand dollar. The New Zealand JV is exposed to foreign currency risk on export sales and ocean freight payments which are mainly denominated in U.S. dollars. The New Zealand JV typically hedges 50% to 90% of its estimated foreign currency exposure with respect to the following three months forecasted sales and purchases, 50% to 75% of forecasted sales and purchases for the forward three to 12 months and up to 50% of the forward 12 to 18 months. Foreign currency exposure from the New Zealand JV’s trading operations is typically hedged based on the following three months forecasted sales and purchases. As of June 30, 2016, foreign currency exchange contracts and foreign currency option contracts had maturity dates through November 2017.
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
The Company is exposed to cash flow interest rate risk on its variable-rate Term Credit Agreement and Incremental Term Loan Agreement (as discussed below), and uses variable-to-fixed interest rate swaps to hedge this exposure. For these derivative instruments, the Company reports the gains/losses from the fluctuations in the fair market value of the hedges in AOCI and reclassifies them to earnings as interest expense in the same period in which the hedged interest payments affect earnings.
In August 2015, the Company entered into a nine-year interest rate swap agreement for a notional amount of $170 million. This swap agreement fixes the variable portion of the interest rate on the Term Credit Agreement borrowings due 2024 from LIBOR to an average rate of 2.20%. Together with the bank margin of 1.63%, this results in a rate of 3.83% before estimated patronage payments. This derivative instrument has been designated as an interest rate cash flow hedge and qualifies for hedge accounting.
Also, in August 2015, the Company entered into a nine-year forward interest rate swap agreement with a start date in April 2016 for a notional amount of $180 million. This swap agreement fixes the variable portion of the interest rate on the Term Credit Agreement borrowings due 2024 from LIBOR to an average rate of 2.35%. Together with the bank margin of 1.63%, this results in a rate of 3.97% before estimated patronage payments. This derivative instrument has been designated as an interest rate cash flow hedge and qualifies for hedge accounting.
In April 2016, the Company entered into two nine-year interest rate swap agreements, each for a notional amount of $100 million. These swap agreements fix the variable portion of the interest rate on the Incremental Term Loan borrowings due 2026 to an average rate of 1.60%. Together with the bank margin of 1.90%, this results in a rate of 3.50% before estimated patronage payments.These derivative instruments have been designated as interest rate cash flow hedges and qualify for hedge accounting.
Subsequent Event
See Note 1 — Basis of Presentation for additional information on subsequent events.

The following tables demonstrate the impact of the Company’s derivatives on the Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2016 and 2015.

		Three Months Ended June 30,
	Income Statement Location	2016	2015
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive income (loss)	$1,116	($1,621)
Foreign currency option contracts	Other comprehensive income (loss)	1,096	(2,658)
Interest rate swaps	Other comprehensive income (loss)	(14,102)	—

Derivatives designated as a net investment hedge:
Foreign currency exchange contract	Other comprehensive income (loss)	—	2,173

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Other operating income, net	—	—
Foreign currency option contracts	Other operating income, net	—	546
Interest rate swaps	Interest income and miscellaneous income (expense), net	—	(1,417)

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

		Six Months Ended June 30,
	Income Statement Location	2016	2015
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive income (loss)	$1,816	($2,308)
Foreign currency option contracts	Other comprehensive income (loss)	1,929	(3,339)
Interest rate swaps	Other comprehensive income (loss)	(28,988)	—

Derivatives designated as a net investment hedge:
Foreign currency exchange contract	Other comprehensive income (loss)	(4,606)	3,107

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Other operating income, net	895	—
Foreign currency option contracts	Other operating income, net	258	546
Interest rate swaps	Interest income and miscellaneous income (expense), net	(1,219)	(3,273)
During the next 12 months, the amount of the June 30, 2016 AOCI balance, net of tax, expected to be reclassified into earnings as a result of the maturation of the Company’s derivative instruments is a gain of approximately $0.7 million.
The following table contains the notional amounts of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Notional Amount
	June 30, 2016	December 31, 2015
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	$32,800	$21,250
Foreign currency option contracts	89,300	107,200
Interest rate swaps	550,000	350,000

Derivatives designated as net investment hedges:
Foreign currency option contracts	—	331,588

Derivative not designated as a hedging instrument:
Interest rate swaps	—	130,169

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table contains the fair values of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Location on Balance Sheet	Fair Value Assets / (Liabilities) (a)
		June 30, 2016	December 31, 2015
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other current assets	$758	$43
	Other assets	235	—
	Other current liabilities	(793)	(1,449)
	Other non-current liabilities	—	(219)
Foreign currency option contracts	Other current assets	1,339	560
	Other assets	568	408
	Other current liabilities	(342)	(1,393)
	Other non-current liabilities	(279)	(217)
Interest rate swaps	Other non-current liabilities	(39,185)	(10,197)

Derivatives designated as net investment hedges:
Foreign currency option contracts	Other current assets	—	4,630
	Other current liabilities	—	(24)

Derivative not designated as a hedging instrument:
Interest rate swaps	Other non-current liabilities	—	(8,047)

Total derivative contracts:
Other current assets		$2,097	$5,233
Other assets		803	408
Total derivative assets		$2,900	$5,641

Other current liabilities		(1,135)	(2,866)
Other non-current liabilities		(39,464)	(18,680)
Total derivative liabilities		($40,599)	($21,546)

(a)	See Note 13 — Fair Value Measurements for further information on the fair value of the Company’s derivatives including their classification within the fair value hierarchy.

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
The following table presents the carrying amount and estimated fair values of financial instruments held by the Company at June 30, 2016 and December 31, 2015, using market information and what the Company believes to be appropriate valuation methodologies under generally accepted accounting principles:

	June 30, 2016			December 31, 2015
Asset (Liability) (a)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$129,654	$129,654	—	$51,777	$51,777	—
Restricted cash (b)	5,540	5,540	—	23,525	23,525	—
Long-term debt (c)	(1,052,307)	—	(1,058,133)	(830,554)	—	(830,203)
Interest rate swaps (d)	(39,185)	—	(39,185)	(18,244)	—	(18,244)
Foreign currency exchange contracts (d)	200	—	200	(1,625)	—	(1,625)
Foreign currency option contracts (d)	1,286	—	1,286	3,964	—	3,964

(a)	The Company did not have Level 3 assets or liabilities at June 30, 2016.

(b)
Restricted cash is recorded in “Other Assets” and represents the proceeds from LKE sales deposited with a third-party intermediary and cash held in escrow for a real estate sale. See Note 17 — Restricted Deposits for additional information regarding restricted cash.

(c)	The carrying amount of long-term debt is presented net of capitalized debt costs on non-revolving debt. See Note 1 — Basis of Presentation for additional information.

(d)	See Note 12 — Derivative Financial Instruments and Hedging Activities for information regarding the Balance Sheet classification of the Company’s derivative financial instruments.
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
The net pension and postretirement benefit costs that have been recorded are shown in the following table:

	Pension		Postretirement
	Three Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
Components of Net Periodic Benefit Cost
Service cost	$327	$371	$2	$3
Interest cost	869	830	12	13
Expected return on plan assets	(1,008)	(1,007)	—	—
Amortization of prior service cost	—	3	—	—
Amortization of losses	632	916	—	3
Net periodic benefit cost	$820	$1,113	$14	$19

	Pension		Postretirement
	Six Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Components of Net Periodic Benefit Cost
Service cost	$653	$742	$3	$6
Interest cost	1,737	1,659	24	26
Expected return on plan assets	(2,015)	(2,014)	—	—
Amortization of prior service cost	—	6	—	—
Amortization of losses (gains)	1,261	1,849	(12)	6
Net periodic benefit cost	$1,636	$2,242	$15	$38

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

15.	OTHER OPERATING INCOME, NET
Other operating income, net comprised the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Lease income, primarily from hunting leases	$5,661	$5,890	$10,221	$9,999
Other non-timber income	536	688	1,055	2,052
Foreign currency (loss) income	(204)	108	(499)	215
Gain on sale or disposal of property and equipment	24	3	24	3
Loss on foreign currency exchange and option contracts	(551)	(645)	(1,072)	(994)
Deferred payment related to a prior land sale	4,000	—	4,000	—
Costs related to acquisition	(1,215)	—	(1,215)	—
Gain on foreign currency derivatives (a)	—	—	1,153	—
Gain on sale of carbon credits	754	352	754	352
Miscellaneous income, net	458	742	947	1,086
Total	$9,463	$7,138	$15,368	$12,713

(a)	The Company used foreign exchange derivatives to mitigate the risk of fluctuations in foreign exchange rates while awaiting the planned capital contribution to the New Zealand JV.

16.	INVENTORY
As of June 30, 2016 and December 31, 2015, Rayonier’s inventory was solely comprised of finished goods, as follows:

	June 30, 2016	December 31, 2015
Finished goods inventory
Real estate inventory (a)	$10,556	$12,252
Log inventory	4,401	3,099
Total inventory	$14,957	$15,351

(a)	Represents cost of HBU real estate (including capitalized development investments) expected to be sold within 12 months.

17.	RESTRICTED DEPOSITS
In order to qualify for like-kind exchange (“LKE”) treatment, the proceeds from real estate sales must be deposited with a third-party intermediary. These proceeds are accounted for as restricted cash until a suitable replacement property is acquired. In the event LKE purchases are not completed, the proceeds are returned to the Company after 180 days and reclassified as available cash. As of June 30, 2016 and December 31, 2015, the Company had $5.5 million and $23.5 million, respectively, of proceeds from real estate sales classified as restricted cash in “Other Assets,” which includes cash deposited with an LKE intermediary as well as cash held in escrow for a real estate sale.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

18.	ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
The following table summarizes the changes in AOCI by component for the six months ended June 30, 2016 and the year ended December 31, 2015. All amounts are presented net of tax and exclude portions attributable to noncontrolling interest.

	Foreign currency translation gains/ (losses)	Net investment hedges of New Zealand JV	Cash flow hedges		Employee benefit plans		Total
Balance as of December 31, 2014	$25,533	($145)	($1,548)		($28,665)		($4,825)
Other comprehensive income/(loss) before reclassifications	(27,983)	6,416	(14,444)	(a)	(354)		(36,365)
Amounts reclassified from accumulated other comprehensive loss	—	—	4,400		3,287	(b)	7,687
Net other comprehensive income/(loss)	(27,983)	6,416	(10,044)		2,933		(28,678)
Balance as of December 31, 2015	($2,450)	$6,271	($11,592)		($25,732)		($33,503)
Other comprehensive income/(loss) before reclassifications	15,338	—	(27,201)	(c)	—		(11,863)
Amounts reclassified from accumulated other comprehensive loss	—	(4,606)	428		1,249	(b)	(2,929)
Net other comprehensive income/(loss)	15,338	(4,606)	(26,773)		1,249		(14,792)
Recapitalization of New Zealand JV	3,622	—	(184)		—		3,438
Balance as of June 30, 2016	$16,510	$1,665	($38,549)		($24,483)		($44,857)

(a)
Includes $10.2 million of other comprehensive loss related to interest rate swaps entered into in the third quarter 2015. See Note 12 — Derivative Financial Instruments and Hedging Activities for additional information.

(b)	This component of other comprehensive income is included in the computation of net periodic pension cost. See Note 14 — Employee Benefit Plans for additional information.

(c)	Includes $29.0 million of other comprehensive loss related to interest rate swaps. See Note 12 — Derivative Financial Instruments and Hedging Activities for additional information.
The following table presents details of the amounts reclassified in their entirety from AOCI to net income for the six months ended June 30, 2016 and June 30, 2015:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the income statement
	June 30, 2016	June 30, 2015
Realized loss on foreign currency exchange contracts	$341	$1,504	Other operating income, net
Realized loss on foreign currency option contracts	573	1,035	Other operating income, net
Noncontrolling interest	(320)	(889)	Comprehensive income (loss) attributable to noncontrolling interest
Income tax benefit on loss from foreign currency contracts	(166)	(462)	Income tax (expense) benefit
Net loss from accumulated other comprehensive income	$428	$1,188

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

	CONDENSED CONSOLIDATING STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME
	For the Three Months Ended June 30, 2016
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$261,550	—	$261,550
Costs and Expenses
Cost of sales	—	—	138,194	—	138,194
Selling and general expenses	—	2,643	8,609	—	11,252
Other operating expense (income), net	—	1,343	(10,806)	—	(9,463)
	—	3,986	135,997	—	139,983
OPERATING (LOSS) INCOME	—	(3,986)	125,553	—	121,567
Interest expense	(3,139)	(4,384)	(438)	—	(7,961)
Interest and miscellaneous income (expense), net	2,109	685	(2,545)	—	249
Equity in income from subsidiaries	110,851	119,275	—	(230,126)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	109,821	111,590	122,570	(230,126)	113,855
Income tax (expense) benefit	—	(739)	(1,537)	—	(2,276)
NET INCOME	109,821	110,851	121,033	(230,126)	111,579
Less: Net income attributable to noncontrolling interest	—	—	1,758	—	1,758
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	109,821	110,851	119,275	(230,126)	109,821
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment, net of income tax	10,941	—	13,219	(10,941)	13,219
Cash flow hedges, net of income tax	(12,850)	(14,102)	1,626	12,850	(12,476)
Actuarial change and amortization of pension and postretirement plans, net of income tax	632	632	—	(632)	632
Total other comprehensive (loss) income	(1,277)	(13,470)	14,845	1,277	1,375
COMPREHENSIVE INCOME	108,544	97,381	135,878	(228,849)	112,954
Less: Comprehensive loss attributable to noncontrolling interest	—	—	4,410	—	4,410
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$108,544	$97,381	$131,468	($228,849)	$108,544

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME
	For the Three Months Ended June 30, 2015
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$115,801	—	$115,801
Costs and Expenses
Cost of sales	—	—	103,689	—	103,689
Selling and general expenses	—	6,330	6,397	—	12,727
Other operating income, net	—	(461)	(6,677)	—	(7,138)
	—	5,869	103,409	—	109,278
OPERATING (LOSS) INCOME	—	(5,869)	12,392	—	6,523
Interest expense	(3,169)	(2,540)	(2,774)	—	(8,483)
Interest and miscellaneous income (expense), net	1,871	680	(3,747)	—	(1,196)
Equity in income from subsidiaries	(238)	6,564	—	(6,326)	—
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,536)	(1,165)	5,871	(6,326)	(3,156)
Income tax benefit (expense)	—	927	(631)	—	296
NET (LOSS) INCOME	(1,536)	(238)	5,240	(6,326)	(2,860)
Less: Net loss attributable to noncontrolling interest	—	—	(1,324)	—	(1,324)
NET (LOSS) INCOME ATTRIBUTABLE TO RAYONIER INC.	(1,536)	(238)	6,564	(6,326)	(1,536)
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment, net of income tax	(18,008)	(18,008)	(25,395)	36,016	(25,395)
Cash flow hedges, net of income tax	(1,896)	(1,896)	(2,917)	3,792	(2,917)
Actuarial change and amortization of pension and postretirement plans, net of income tax	743	743	(5)	(738)	743
Total other comprehensive loss	(19,161)	(19,161)	(28,317)	39,070	(27,569)
COMPREHENSIVE LOSS	(20,697)	(19,399)	(23,077)	32,744	(30,429)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(9,731)	—	(9,731)
COMPREHENSIVE LOSS ATTRIBUTABLE TO RAYONIER INC.	($20,697)	($19,399)	($13,346)	$32,744	($20,698)

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME
	For the Six Months Ended June 30, 2016
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$396,393	—	$396,393
Costs and Expenses
Cost of sales	—	—	246,166	—	246,166
Selling and general expenses	—	5,581	15,450	—	21,031
Other operating expense (income), net	—	188	(15,556)	—	(15,368)
	—	5,769	246,060	—	251,829
OPERATING (LOSS) INCOME	—	(5,769)	150,333	—	144,564
Interest expense	(6,278)	(6,528)	(2,253)	—	(15,059)
Interest and miscellaneous income (expense), net	4,147	1,366	(6,886)	—	(1,373)
Equity in income from subsidiaries	126,424	138,272	—	(264,696)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	124,293	127,341	141,194	(264,696)	128,132
Income tax expense	—	(917)	(578)	—	(1,495)
NET INCOME	124,293	126,424	140,616	(264,696)	126,637
Less: Net income attributable to noncontrolling interest	—	—	2,344	—	2,344
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	124,293	126,424	138,272	(264,696)	124,293
OTHER COMPREHENSIVE INCOME (LOSS)		—
Foreign currency translation adjustment, net of income tax	10,737	(4,606)	20,629	(10,737)	16,023
Cash flow hedges, net of income tax	(26,773)	(28,988)	2,738	26,773	(26,250)
Actuarial change and amortization of pension and postretirement plans, net of income tax	1,249	1,249	—	(1,249)	1,249
Total other comprehensive (loss) income	(14,787)	(32,345)	23,367	14,787	(8,978)
COMPREHENSIVE INCOME	109,506	94,079	163,983	(249,909)	117,659
Less: Comprehensive income attributable to noncontrolling interest	—	—	8,153	—	8,153
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$109,506	$94,079	$155,830	($249,909)	$109,506

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME
	For the Six Months Ended June 30, 2015
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$256,106	—	$256,106
Costs and Expenses
Cost of sales	—	—	210,923	—	210,923
Selling and general expenses	—	11,279	12,347	—	23,626
Other operating (income) expense, net	—	(461)	(12,252)	—	(12,713)
	—	10,818	211,018	—	221,836
OPERATING (LOSS) INCOME	—	(10,818)	45,088	—	34,270
Interest expense	(6,337)	(5,064)	(5,626)	—	(17,027)
Interest and miscellaneous income (expense), net	3,807	1,373	(7,871)	—	(2,691)
Equity in income from subsidiaries	18,741	31,363	—	(50,104)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	16,211	16,854	31,591	(50,104)	14,552
Income tax benefit (expense)	—	1,887	(1,119)	—	768
NET INCOME	16,211	18,741	30,472	(50,104)	15,320
Less: Net income attributable to noncontrolling interest	—	—	(891)	—	(891)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	16,211	18,741	31,363	(50,104)	16,211
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of income tax	(28,438)	(28,438)	(39,718)	56,877	(39,717)
Cash flow hedges, net of income tax	(2,511)	(2,511)	(3,863)	5,022	(3,863)
Actuarial change and amortization of pension and postretirement plans, net of income tax	1,524	1,524	15	(1,539)	1,524
Total other comprehensive (loss) income	(29,425)	(29,425)	(43,566)	60,360	(42,056)
COMPREHENSIVE (LOSS) INCOME	(13,214)	(10,684)	(13,094)	10,256	(26,736)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(13,522)	—	(13,522)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO RAYONIER INC.	($13,214)	($10,684)	$428	$10,256	($13,214)

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS
	As of June 30, 2016
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$75,357	$11,587	$42,710	—	$129,654
Accounts receivable, less allowance for doubtful accounts	—	1,205	29,371	—	30,576
Inventory	—	—	14,957	—	14,957
Prepaid expenses	—	1,527	11,962	—	13,489
Other current assets	—	246	5,951	—	6,197
Total current assets	75,357	14,565	104,951	—	194,873
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	2,306,105	—	2,306,105
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS	—	—	68,164	—	68,164
NET PROPERTY, PLANT AND EQUIPMENT	—	249	8,875	—	9,124
INVESTMENT IN SUBSIDIARIES	1,294,953	2,608,274	—	(3,903,227)	—
INTERCOMPANY RECEIVABLE	36,674	(616,975)	580,301	—	—
OTHER ASSETS	3	21,767	32,143	—	53,913
TOTAL ASSETS	$1,406,987	$2,027,880	$3,100,539	($3,903,227)	$2,632,179
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	—	$2,067	$20,766	—	$22,833
Accrued taxes	—	618	4,953	—	5,571
Accrued payroll and benefits	—	2,479	2,575	—	5,054
Accrued interest	3,046	1,823	305	—	5,174
Other current liabilities	—	265	29,105	—	29,370
Total current liabilities	3,046	7,252	57,704	—	68,002
LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS	322,882	663,242	66,183	—	1,052,307
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	35,209	(684)	—	34,525
OTHER NON-CURRENT LIABILITIES	—	46,185	10,640	—	56,825
INTERCOMPANY PAYABLE	(255,715)	(18,961)	274,676	—	—
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,336,774	1,294,953	2,608,274	(3,903,227)	1,336,774
Noncontrolling interest	—	—	83,746	—	83,746
TOTAL SHAREHOLDERS’ EQUITY	1,336,774	1,294,953	2,692,020	(3,903,227)	1,420,520
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,406,987	$2,027,880	$3,100,539	($3,903,227)	$2,632,179

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
	For the Six Months Ended June 30, 2016
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	($4,055)	($7,193)	$88,227	—	$76,979
INVESTING ACTIVITIES
Capital expenditures	—	—	(26,180)	—	(26,180)
Real estate development investments	—	—	(3,018)	—	(3,018)
Purchase of timberlands	—	—	(276,614)	—	(276,614)
Assets purchased in business acquisition	—	—	(1,113)	—	(1,113)
Net proceeds from large disposition	—	—	126,965	—	126,965
Rayonier office building under construction	—	—	(1,155)	—	(1,155)
Change in restricted cash	—	—	17,985	—	17,985
Investment in subsidiaries	—	262,505	—	(262,505)	—
Other	—	—	(2,066)	—	(2,066)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	262,505	(165,196)	(262,505)	(165,196)
FINANCING ACTIVITIES
Issuance of debt	—	518,000	135,775	—	653,775
Repayment of debt	—	(135,000)	(291,173)	—	(426,173)
Dividends paid	(61,409)	—	—	—	(61,409)
Proceeds from the issuance of common shares	644	—	—	—	644
Repurchase of common shares	—	(690)	—	—	(690)
Debt issuance costs	—	(818)	—	—	(818)
Intercompany distributions	137,844	(638,434)	238,085	262,505	—
Other	(139)	—	—	—	(139)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	76,940	(256,942)	82,687	262,505	165,190
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	904	—	904
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	72,885	(1,630)	6,622	—	77,877
Balance, beginning of year	2,472	13,217	36,088	—	51,777
Balance, end of period	$75,357	$11,587	$42,710	—	$129,654

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
	For the Six Months Ended June 30, 2015
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	($25,092)	($13,561)	$110,401	$14,135	$85,883
INVESTING ACTIVITIES
Capital expenditures	—	(134)	(25,184)	—	(25,318)
Real estate development investments	—	—	(926)	—	(926)
Purchase of timberlands	—	—	(88,414)	—	(88,414)
Rayonier office building under construction	—	—	(261)	—	(261)
Change in restricted cash	—	—	4,160	—	4,160
Investment in subsidiaries	—	8,753	—	(8,753)	—
Other	—	—	3,486	—	3,486
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	8,619	(107,139)	(8,753)	(107,273)
FINANCING ACTIVITIES
Issuance of debt	—	57,000	2,100	—	59,100
Repayment of debt	—	(28,000)	(3,472)	—	(31,472)
Dividends paid	(63,421)	—	—	—	(63,421)
Proceeds from the issuance of common shares	718	—	—	—	718
Repurchase of common shares	(8,962)	—	—	—	(8,962)
Intercompany distributions	—	13,778	(8,396)	(5,382)	—
Other	(95)	—	—	—	(95)
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(71,760)	42,778	(9,768)	(5,382)	(44,132)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(4,404)	—	(4,404)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(96,852)	37,836	(10,910)	—	(69,926)
Balance, beginning of year	102,218	8,105	51,235	—	161,558
Balance, end of period	$5,366	$45,941	$40,325	—	$91,632

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Forward-Looking Statements
Certain statements in this document regarding anticipated financial outcomes including Rayonier’s earnings guidance, if any, business and market conditions, outlook, expected dividend rate, Rayonier’s business strategies, including expected harvest schedules, timberland acquisitions, sales of non-strategic timberlands, the anticipated benefits of Rayonier’s business strategies, , and other similar statements relating to Rayonier’s future events, developments, or financial or operational performance or results, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate,” “believe,” “intend,” “project,” “anticipate” and other similar language. However, the absence of these or similar words or expressions does not mean that a statement is not forward-looking. While management believes that these forward-looking statements are reasonable when made, forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. The risk factors contained in Item 1A — Risk Factors in the 2015 Form 10-K and similar discussions included in other reports that we subsequently file with the SEC, among others, could cause actual results or events to differ materially from the Company’s historical experience and those expressed in forward-looking statements made in this document.
Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward-looking statements except as required by law. You are advised, however, to review any subsequent disclosures the Company makes on related subjects in its subsequent reports filed with the SEC.
To supplement Rayonier’s financial statements presented in accordance with generally accepted accounting principles in the United States (“GAAP”), Rayonier uses certain non-GAAP measures, including “cash available for distribution,” and “Adjusted EBITDA,” which are defined and further explained in Performance and Liquidity Indicators below. Reconciliation of such measures to the nearest GAAP measures can also be found in Performance and Liquidity Indicators below. Rayonier’s definitions of these non-GAAP measures may differ from similarly titled measures used by others. These non-GAAP measures should be considered supplemental to, and not a substitute for, financial information prepared in accordance with GAAP.

Our Company
We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive softwood timber growing regions in the United States. and New Zealand. Our revenues, operating income and cash flows are primarily derived from the following core business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate and Trading. As of June 30, 2016, we owned or leased under long-term agreements approximately 2.3 million acres of timberlands located in the U.S. South (1.9 million acres) and U.S. Pacific Northwest (379,000 acres). We also have a 77% ownership interest in Matariki Forestry Group, a joint venture (“New Zealand JV”), that owns or leases approximately 436,000 acres (299,000 net plantable acres) of timberlands in New Zealand.
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

Industry and Market Conditions
The demand for timber is directly related to the underlying demand for pulp, packaging, paper, lumber and other wood products. The significant majority of timber sold in our Southern Timber segment is consumed domestically. With a higher proportion of pulpwood, our Southern Timber segment relies heavily on downstream markets for pulp and paper, and to a lesser extent wood pellet markets. Our Pacific Northwest segment relies primarily on domestic customers but also exports a significant volume of timber, particularly to China. Both the Southern and Pacific Northwest Timber segments rely on the strength of U.S. lumber markets as well as underlying housing starts. Our New Zealand Timber segment sells timber to domestic New Zealand wood products mills and also exports a significant portion of its volume to markets in China, Korea and India. In addition to market dynamics in the Pacific Rim, the New Zealand Timber segment is subject to foreign exchange fluctuations, which can impact the competitiveness of its products.
In our Southern Timber segment, second quarter 2016 average pine pulpwood prices increased 1% versus 2015 average prices primarily due to improved markets, specifically along the East Coast and in Alabama, while sawtimber prices decreased 2% due to a reduction in volume from our higher-priced region. In the Pacific Northwest, average delivered sawtimber prices increased 3% versus 2015 average prices primarily due to product mix with a higher proportion of sales consisting of Douglas Fir sawlogs from Oregon, while average delivered pulpwood prices decreased 4% versus 2015 average prices primarily due to an increase in fiber availability in the second quarter. In New Zealand, second quarter 2016 average export sawtimber prices increased 8% versus 2015 average prices primarily due to stronger demand for Radiata pine. Domestic sawtimber pricing increased 11% due to stronger demand, while domestic pulpwood pricing decreased 1% on a US$ basis due to a fall in the NZ$/ US$ exchange rate over the same comparable periods.
The Company is also subject to risk in price fluctuations in its major cost components. The primary components of the Company's cost of sales are the cost basis of timber sold (depletion), the cost basis of real estate sold and logging and transportation costs (cut and haul). Depletion includes the amortization of capitalized costs (site preparation, planting and fertilization, real estate taxes, timberland lease payments, road and bridge construction, software and certain payroll costs). Other costs include depreciation of fixed assets and equipment, road maintenance, severance and excise taxes, fire prevention and real estate commissions and closing costs.
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

Our Timberlands
Our timber operations are disaggregated into three geographically distinct segments: Southern Timber, Pacific Northwest Timber and New Zealand Timber. The following table provides a breakdown of our timberland holdings as of June 30, 2016 and December 31, 2015:

(acres in 000s)	As of June 30, 2016			As of December 31, 2015
	Owned	Leased	Total	Owned	Leased	Total
Southern
Alabama	300	24	324	302	24	326
Arkansas	—	15	15	—	15	15
Florida	282	92	374	275	93	368
Georgia	566	109	675	571	109	680
Louisiana	148	1	149	149	1	150
Mississippi	90	—	90	91	—	91
Oklahoma	92	—	92	92	—	92
Tennessee	1	—	1	1	—	1
Texas	151	—	151	153	—	153
	1,630	241	1,871	1,634	242	1,876

Pacific Northwest
Oregon	62	—	62	6	—	6
Washington	316	1	317	366	1	367
	378	1	379	372	1	373

New Zealand (a)	179	257	436	185	254	439
Total	2,187	499	2,686	2,191	497	2,688

(a)
Represents legal acres owned and leased by the New Zealand JV, in which Rayonier owns a 77% interest. As of June 30, 2016, legal acres in New Zealand were comprised of 299,000 plantable acres and 137,000 non-productive acres.

The following tables detail activity for owned and leased acres in our timberland holdings by state from December 31, 2015 to June 30, 2016:

(acres in 000s)	Acres Owned
	December 31, 2015	Acquisitions	Sales	June 30, 2016
Southern
Alabama	302	—	(2)	300
Florida	275	7	—	282
Georgia	571	—	(5)	566
Louisiana	149	—	(1)	148
Mississippi	91	—	(1)	90
Oklahoma	92	—	—	92
Tennessee	1	—	—	1
Texas	153	—	(2)	151
	1,634	7	(11)	1,630

Pacific Northwest
Oregon	6	56	—	62
Washington	366	5	(55)	316
	372	61	(55)	378

New Zealand (a)	185	—	(6)	179
Total	2,191	68	(72)	2,187

(a)	Represents legal acres owned by the New Zealand JV, in which Rayonier has a 77% interest.

(acres in 000s)	Acres Leased
	December 31, 2015	New Leases	Expired Leases (a)	June 30, 2016
Southern
Alabama	24	—	—	24
Arkansas	15	—	—	15
Florida	93	—	(1)	92
Georgia	109	—	—	109
Louisiana	1	—	—	1
	242	—	(1)	241

Pacific Northwest
Washington	1	—	—	1

New Zealand (b)	254	3	—	257
Total	497	3	(1)	499

(a)	Includes acres previously under lease that have been harvested or sold.

(b)	Represents legal acres leased by the New Zealand JV, in which Rayonier has a 77% interest.

Results of Operations
Consolidated Results
The following table provides key financial information by segment and on a consolidated basis:

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Information (in millions)	2016	2015	2016	2015
Sales
Southern Timber	$29.6	$32.7	$74.4	$68.2
Pacific Northwest Timber	16.9	17.1	36.2	36.3
New Zealand Timber	47.7	39.2	83.8	80.4
Real Estate
Improved Development	—	0.8	1.7	0.8
Unimproved Development	—	0.8	0.9	5.6
Rural	7.3	3.3	11.0	10.1
Non-Strategic / Timberlands	0.5	2.0	7.6	14.2
Large Dispositions	129.5	—	129.5	—
Total Real Estate	137.3	6.9	150.7	30.7
Trading	30.1	19.8	51.3	40.5
Intersegment Eliminations	—	0.1	—	—
Total Sales	$261.6	$115.8	$396.4	$256.1

Operating Income
Southern Timber	$11.1	$11.8	$26.8	$24.2
Pacific Northwest Timber	1.1	1.7	2.4	4.3
New Zealand Timber	10.0	(0.9)	14.8	4.8
Real Estate	105.7	1.4	109.9	14.0
Trading	0.6	(0.1)	1.0	0.2
Corporate and other	(6.9)	(7.4)	(10.3)	(13.2)
Operating Income	121.6	6.5	144.6	34.3
Interest Expense, Interest Income and Other	(7.7)	(9.7)	(16.5)	(19.7)
Income Tax (Expense) Benefit	(2.3)	0.3	(1.5)	0.7
Net Income (Loss)	111.6	(2.9)	126.6	15.3
Less: Net income (loss) attributable to noncontrolling interest	1.8	(1.4)	2.3	(0.9)
Net Income (Loss) Attributable to Rayonier Inc.	$109.8	($1.5)	$124.3	$16.2

Adjusted EBITDA (a)
Southern Timber	$21.7	$24.4	$53.9	$51.2
Pacific Northwest Timber	4.8	4.6	10.7	11.0
New Zealand Timber	16.4	6.2	27.9	19.9
Real Estate	7.7	3.6	17.4	23.8
Trading	0.6	(0.1)	1.0	0.2
Corporate and Other	(6.2)	(5.6)	(10.3)	(11.5)
Total Adjusted EBITDA	$45.0	$33.1	$100.6	$94.6

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended June 30,		Six Months Ended June 30,
Southern Timber Overview	2016	2015	2016	2015
Sales Volume (in thousands of tons)
Pine Pulpwood	795	845	1,976	1,750
Pine Sawtimber	334	375	862	793
Total Pine Volume	1,129	1,220	2,838	2,543
Hardwood	54	75	104	121
Total Volume	1,183	1,295	2,942	2,664

Percentage Delivered Sales	27%	25%	25%	25%
Percentage Stumpage Sales	73%	75%	75%	75%

Net Stumpage Pricing (dollars per ton)
Pine Pulpwood	$18.31	$19.10	$18.66	$18.96
Pine Sawtimber	27.00	27.33	26.95	28.13
Weighted Average Pine	$20.88	$21.63	$21.18	$21.94
Hardwood	10.90	11.33	11.66	11.79
Weighted Average Total	$20.42	$21.03	$20.83	$21.37

Summary Financial Data (in millions of dollars)
Sales	$29.6	$32.7	$74.4	$68.2
Less: Cut and Haul	(5.4)	(5.5)	(13.1)	(11.3)
Net Stumpage Sales	$24.2	$27.2	$61.3	$56.9

Operating Income	$11.1	$11.8	$26.8	$24.2
(+) Depreciation, depletion and amortization	10.6	12.6	27.1	27.0
Adjusted EBITDA (a)	$21.7	$24.4	$53.9	$51.2

Other Data
Non-Timber Income (in millions of dollars) (b)	$5.3	$5.2	$9.5	$9.4
Period-End Acres (in thousands)	1,871	1,915	1,871	1,915

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

(b)	Non-Timber Income is presented net of direct charges and excludes allocated overhead.

	Three Months Ended June 30,		Six Months Ended June 30,
Pacific Northwest Timber Overview	2016	2015	2016	2015
Sales Volume (in thousands of tons)
Pulpwood	77	63	167	118
Sawtimber	190	187	431	457
Total Volume	267	250	598	575

Sales Volume (converted to MBF)
Pulpwood	7,304	5,985	15,904	11,125
Sawtimber	25,552	25,180	55,930	58,635
Total Volume	32,856	31,165	71,834	69,760

Percentage Delivered Sales	94%	100%	90%	88%
Percentage Sawtimber Sales	71%	75%	72%	80%

Delivered Log Pricing (in dollars per ton)
Pulpwood	$42.97	$43.37	$43.96	$43.29
Sawtimber	74.54	76.80	71.00	73.98
Weighted Average Log Price	$65.27	$68.36	$63.11	$67.63

Summary Financial Data (in millions of dollars)
Sales	$16.9	$17.1	$36.2	$36.3
Less: Cut and Haul	(8.1)	(8.6)	(16.8)	(16.7)
Net Stumpage Sales	$8.8	$8.5	$19.4	$19.6

Operating Income	$1.1	$1.7	$2.4	$4.3
(+) Depreciation, depletion and amortization	3.7	2.9	8.3	6.7
Adjusted EBITDA (a)	$4.8	$4.6	$10.7	$11.0

Other Data
Non-Timber Income (in millions of dollars) (b)	$0.8	$1.2	$1.6	$2.1
Period-End Acres (in thousands)	379	373	379	373
Sawtimber (in dollars per MBF)	$558	$571	$553	$590
Estimated Percentage of Export Volume	28%	26%	27%	22%

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

(b)	Non-Timber Income is presented net of direct charges and excludes allocated overhead.

	Three Months Ended June 30,		Six Months Ended June 30,
New Zealand Timber Overview	2016	2015	2016	2015
Sales Volume (in thousands of tons)
Domestic Sawtimber (Delivered)	224	169	410	319
Domestic Pulpwood (Delivered)	92	110	186	210
Export Sawtimber (Delivered)	276	248	462	449
Export Pulpwood (Delivered)	20	20	39	32
Stumpage	10	35	10	111
Total Volume	621	582	1,106	1,121

Percentage Delivered Sales	99%	94%	99%	90%
Percentage Stumpage Sales	1%	6%	1%	10%

Delivered Log Pricing (in dollars per ton)
Domestic Sawtimber	$71.37	$66.96	$69.22	$68.76
Domestic Pulpwood	$31.80	$33.59	$30.64	$34.45
Export Sawtimber	$96.11	$85.31	$95.40	$93.21

Summary Financial Data (in millions of dollars)
Sales	$47.7	$38.4	$82.0	$76.2
Less: Cut and Haul	(19.2)	(19.2)	(33.8)	(35.2)
Less: Port and Freight Costs	(7.5)	(8.1)	(12.7)	(14.7)
Net Stumpage Sales	$21.1	$11.1	$35.4	$26.3

Land Sales	—	0.8	1.8	4.2
Total Sales	$47.7	$39.2	$83.8	$80.4

Operating Income (Loss)	$10.0	($0.9)	$14.8	$4.8
(+) Depreciation, depletion and amortization	6.4	7.1	11.3	15.1
(+) Non-cash cost of land sold	—	—	1.8	—
Adjusted EBITDA (a)	$16.4	$6.2	$27.9	$19.9

Other Data
New Zealand Dollar to U.S. Dollar Exchange Rate (b)	0.6866	0.7398	0.6756	0.7477
Net Plantable Period-End Acres (in thousands)	299	303	299	303
Domestic Sawtimber (in $NZD per tonne)	$114.34	$99.53	$112.51	$100.89
Export Sawtimber (in dollars per JAS m3)	$111.71	$99.84	$110.88	$108.90

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

(b)	Represents the average period rate.

	Three Months Ended June 30,		Six Months Ended June 30,
Real Estate Overview	2016	2015	2016	2015
Sales (in millions of dollars)
Improved Development (a)	—	$0.8	$1.7	$0.8
Unimproved Development	—	0.8	0.9	5.6
Rural	7.3	3.3	11.0	10.1
Non-Strategic / Timberlands	0.5	2.0	7.6	14.2
Large Dispositions	129.5	—	129.5	—
Total Sales	$137.3	$6.9	$150.7	$30.7

Acres Sold
Improved Development (a)	—	19	47	19
Unimproved Development	—	86	48	495
Rural	2,666	1,393	4,111	4,270
Non-Strategic / Timberlands	252	839	6,382	4,950
Large Dispositions	55,320	—	55,320	—
Total Acres Sold	58,238	2,337	65,908	9,734

Price per Acre (dollars per acre)
Improved Development (a)	—	$42,281	$37,353	$42,281
Unimproved Development	—	8,908	18,000	11,282
Rural	2,711	2,377	2,654	2,371
Non-Strategic / Timberlands	2,161	2,440	1,195	2,870
Large Dispositions	2,342	—	2,342	—
Weighted Average (Total) (b)	$2,664	$2,971	$1,996	$3,157
Weighted Average (Adjusted) (c)	$2,664	$2,642	$1,840	$3,079

Sales (Excluding Large Dispositions)	$7.8	$6.9	$21.2	$30.7

Operating Income	$105.7	$1.4	$109.9	$14.0
(+) Depreciation, depletion and amortization	1.6	1.0	4.8	4.9
(+) Non-cash cost of land sold	1.7	1.2	4.0	4.9
(–) Large Dispositions (d)	(101.3)	—	(101.3)	—
Adjusted EBITDA (e)	$7.7	$3.6	$17.4	$23.8

(a)	Reflects land with capital invested in infrastructure improvements.

(b)	Excludes Large Dispositions.

(c)	Excludes Improved Development and Large Dispositions.

(d)
Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have any identified HBU premium relative to timberland value. On April 28, 2016, the Company completed a disposition of approximately 55,000 acres located in Washington for a sale price and gain of approximately $129.5 million and $101.3 million, respectively.

(e)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators below.

	Three Months Ended June 30,		Six Months Ended June 30,
Capital Expenditures By Segment (in millions of dollars)	2016	2015	2016	2015
Timber Capital Expenditures
Southern Timber
Reforestation, silviculture and other capital expenditures	$4.4	$3.5	$7.5	$5.5
Property taxes	1.7	1.8	3.6	3.5
Lease payments	0.7	0.8	2.7	3.1
Allocated overhead	1.1	0.9	2.1	1.9
Subtotal Southern Timber	$7.9	$7.0	$15.9	$14.0
Pacific Northwest Timber
Reforestation, silviculture and other capital expenditures	0.7	1.3	3.0	4.0
Property taxes	0.2	0.1	0.3	0.3
Lease payments	—	—	—	—
Allocated overhead	0.3	0.4	0.7	0.8
Subtotal Pacific Northwest Timber	$1.2	$1.8	$4.0	$5.1
New Zealand Timber
Reforestation, silviculture and other capital expenditures	2.1	1.6	3.4	3.1
Property taxes	0.2	0.1	0.3	0.3
Lease payments	0.9	1.0	1.3	1.5
Allocated overhead	0.6	0.5	1.2	1.2
Subtotal New Zealand Timber	$3.8	$3.2	$6.2	$6.1
Total Timber Segments Capital Expenditures	$12.9	$12.0	$26.1	$25.2
Real Estate	—	0.1	0.1	0.1
Corporate	—	—	—	—
Total Capital Expenditures	$12.9	$12.1	$26.2	$25.3

Timberland Acquisitions
Southern Timber	—	$31.3	$14.3	$54.4
Pacific Northwest Timber	262.3	34.0	262.3	34.0
New Zealand Timber	—	—	—	—
Subtotal Timberland Acquisitions	$262.3	$65.3	$276.6	$88.4

Real Estate Development Investments	$1.3	$0.6	$3.0	$0.9

The following tables summarize sales, operating income and Adjusted EBITDA variances for June 30, 2016 versus June 30, 2015 (millions of dollars):

Sales	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Total
Three Months Ended June 30, 2015	$32.7	$17.1	$39.2	$6.9	$19.9	$115.8
Volume/Mix	(2.2)	0.5	4.7	1.7	7.2	11.9
Price	(0.9)	(0.7)	5.9	(0.9)	3.1	6.5
Foreign exchange (a)	—	—	(1.3)	—	—	(1.3)
Other (b)	—	—	(0.8)	129.6	(0.1)	128.7
Three Months Ended June 30, 2016	$29.6	$16.9	$47.7	$137.3	$30.1	$261.6

(a)	Net of currency hedging impact.

(b)	Includes $129.5 million of sales from a large disposition of approximately 55,000 acres of timberlands.

Sales	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Total
Six Months Ended June 30, 2015	$68.2	$36.3	$80.4	$30.7	$40.5	$256.1
Volume/Mix	7.8	1.9	4.1	2.7	8.9	25.4
Price	(1.6)	(2.0)	4.4	(12.3)	2.9	(8.6)
Foreign exchange (a)	—	—	(3.2)	—	—	(3.2)
Other (b)	—	—	(1.9)	129.6	(1.0)	126.7
Six Months Ended June 30, 2016	$74.4	$36.2	$83.8	$150.7	$51.3	$396.4

(a)	Net of currency hedging impact.

(b)	Includes $129.5 million of sales from a large disposition of approximately 55,000 acres of timberlands.

Operating Income	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
Three Months Ended June 30, 2015	$11.8	$1.7	($0.9)	$1.4	($0.1)	($7.4)	$6.5
Volume/Mix	(1.3)	0.2	1.1	1.2	—	—	1.2
Price	(0.8)	(0.2)	7.8	(0.9)	—	—	5.9
Cost	0.1	0.3	0.6	(0.8)	0.8	0.5	1.5
Non-timber income	0.2	(0.4)	—	—	(0.1)	—	(0.3)
Foreign exchange (a)	—	—	0.7	—	—	—	0.7
Depreciation, depletion & amortization	1.1	(0.5)	0.3	(0.3)	—	—	0.6
Non-cash cost of land and improved development	—	—	—	(0.2)	—	—	(0.2)
Other (b)	—	—	0.4	105.3	—	—	105.7
Three Months Ended June 30, 2016	$11.1	$1.1	$10.0	$105.7	$0.6	($6.9)	$121.6

(a)	Net of currency hedging impact.

(b)	Includes $101.3 million of operating income from a large disposition of approximately 55,000 acres of timberlands and the receipt of a $4.0 million deferred payment related to a prior land sale.

Operating Income	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
Six Months Ended June 30, 2015	$24.2	$4.3	$4.8	$14.0	$0.2	($13.2)	$34.3
Volume/Mix	3.3	0.4	0.7	1.8	—	—	6.2
Price	(1.9)	(1.0)	8.9	(12.3)	—	—	(6.3)
Cost	(1.6)	0.5	0.6	(0.7)	1.6	3.0	3.4
Non-timber income	0.1	(0.5)	(1.7)	—	(0.8)	—	(2.9)
Foreign exchange (a)	—	—	0.6	—	—	—	0.6
Depreciation, depletion & amortization	2.7	(1.3)	0.3	0.4	—	(0.1)	2.0
Non-cash cost of land and improved development	—	—	(1.8)	1.4	—	—	(0.4)
Other (b)	—	—	2.4	105.3	—	—	107.7
Six Months Ended June 30, 2016	$26.8	$2.4	$14.8	$109.9	$1.0	($10.3)	$144.6

(a)	Net of currency hedging impact.

(b)	Includes $101.3 million of operating income from a large disposition of approximately 55,000 acres of timberlands and a $4.0 million receipt of a deferred payment related to a prior land sale.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
Three Months Ended June 30, 2015	$24.4	$4.6	$6.2	$3.6	($0.1)	($5.6)	$33.1
Volume/Mix	(2.2)	0.5	1.4	1.7	—	—	1.4
Price	(0.8)	(0.2)	7.8	(0.9)	—	—	5.9
Cost	0.1	0.3	0.6	(0.7)	0.8	(0.6)	0.5
Non-timber income	0.2	(0.4)	—	—	(0.1)	—	(0.3)
Foreign exchange (b)	—	—	0.4	—	—	—	0.4
Other (c)	—	—	—	4.0	—	—	4.0
Three Months Ended June 30, 2016	$21.7	$4.8	$16.4	$7.7	$0.6	($6.2)	$45.0

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators below.

(b)	Net of currency hedging impact.

(c)	Includes the receipt of a $4.0 million deferred payment related to a prior land sale.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
Six Months Ended June 30, 2015	$51.2	$11.0	$19.9	$23.8	$0.2	($11.5)	$94.6
Volume/Mix	6.1	0.7	0.5	2.6	—	—	9.9
Price	(1.9)	(1.0)	8.9	(12.3)	—	—	(6.3)
Cost	(1.6)	0.5	0.6	(0.7)	1.6	1.2	1.6
Non-timber income	0.1	(0.5)	(1.7)	—	(0.8)	—	(2.9)
Foreign exchange (b)	—	—	(0.7)	—	—	—	(0.7)
Other (c)	—	—	0.4	4.0	—	—	4.4
Six Months Ended June 30, 2016	$53.9	$10.7	$27.9	$17.4	$1.0	($10.3)	$100.6

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators below.

(b)	Net of currency hedging impact.

(c)	Includes the receipt of a $4.0 million deferred payment related to a prior land sale.

Southern Timber
Second quarter sales of $29.6 million decreased $3.1 million, or 9%, versus the prior year period due to lower harvest volumes and a decrease in average sawtimber and pulpwood prices. Harvest volumes decreased 9% to 1.18 million tons versus 1.30 million tons in the prior year period. This decrease in harvest volumes was driven by significant rainfall in the Southwest which led to an extended interruption in harvesting. Average sawtimber stumpage prices decreased 1% to $27.00 per ton versus $27.33 per ton in the prior year period, while average pulpwood stumpage prices decreased 4% to $18.31 per ton versus $19.10 per ton in the prior year period. The decrease in average sawtimber prices was driven by mix, specifically a significant reduction in volume from one of the Company’s higher-priced sawtimber regions. The decrease in average pulpwood prices was driven by higher volumes from lower-priced regions, partially offset by pulpwood price increases along the East Coast. Overall, weighted-average stumpage prices (including hardwood) decreased 3% to $20.42 per ton versus $21.03 per ton in the prior year period. Operating income of $11.1 million decreased $0.7 million versus the prior year period due to lower volumes ($1.3 million) and lower prices ($0.8 million), which were partially offset by lower depletion rates ($1.1 million) and higher non-timber income ($0.2 million). Second quarter Adjusted EBITDA of $21.7 million was $2.7 million below the prior year period.
Year-to-date sales of $74.4 million increased $6.2 million, or 9%, versus the prior year period due to higher harvest volumes, partially offset by a decrease in average pulpwood and sawtimber prices. Harvest volumes increased 10% to 2.94 million tons versus 2.66 million tons in the prior year period. This significant increase in harvest volumes was driven by acceleration of stumpage sale activity due to extreme wet weather conditions in certain markets earlier in the year. Average pulpwood stumpage prices decreased 2% to $18.66 per ton versus $18.96 per ton in the prior year period, while average sawtimber stumpage prices decreased 4% to $26.95 per ton versus $28.13 per ton in the prior year period. The decrease in average sawtimber prices was driven by mix, specifically a significant reduction in volume from one of the Company’s higher-priced sawtimber regions. Average pulpwood prices continued to be well above south-wide benchmarks due to strong pricing in our core markets, particularly along the East Coast. Overall, weighted average stumpage prices (including hardwood) decreased 3% to $20.83 per ton versus $21.37 per ton in the prior year period. Operating income of $26.8 million increased $2.6 million versus the prior year period due to higher volumes ($3.3 million), lower depletion rates ($2.7 million) and higher non-timber income ($0.1 million) which were partially offset by lower prices ($1.9 million) and higher road maintenance, timber reserve and leased land reforestation expense ($1.6 million). Year-to-date Adjusted EBITDA of $53.9 million was $2.7 million above the prior year period.
Pacific Northwest Timber
Second quarter sales of $16.9 million decreased $0.2 million, or 1%, versus the prior year period due to a lower proportion of delivered sales (94% versus 100% in the prior year period) and lower pulpwood and sawtimber prices. Harvest volumes increased 7% to 267,000 tons versus 250,000 tons in the prior year period. Average delivered sawtimber prices decreased 3% to $74.54 per ton versus $76.80 per ton in the prior year period, while average delivered pulpwood prices decreased 1% to $42.97 per ton versus $43.37 per ton in the prior year period. The decrease in average sawtimber prices was driven by continued soft demand in export markets and reduced local sawmill capacity, while the decrease in average pulpwood prices was driven by an increase in available fiber in the second quarter. Operating income of $1.1 million decreased $0.6 million versus the prior year period due to higher depletion rates ($0.5 million), lower prices ($0.2 million) and lower non-timber income ($0.4 million), which were partially offset by higher volumes ($0.2 million) and lower road maintenance, selling and engineering costs ($0.3 million). Second quarter Adjusted EBITDA of $4.8 million was $0.2 million above the prior year period.
Year-to-date sales of $36.2 million were comparable to the prior year period. Harvest volumes increased 4% to 598,000 tons versus 575,000 tons in the prior year period. Average delivered sawtimber prices decreased 4% to $71.00 per ton versus $73.98 per ton in the prior year period, while average delivered pulpwood prices increased 2% to $43.96 per ton versus $43.29 per ton in the prior year period. The decrease in average sawtimber prices was driven by continued weak demand in export markets and reduced local sawmill capacity, while the increase in average pulpwood prices was driven by strong local demand for pulpwood logs earlier in the year. Operating income of $2.4 million decreased $1.9 million versus the prior year period due to lower prices ($1.0 million), higher depletion rates ($1.3 million) and lower non-timber income ($0.5 million), which were partially offset by higher volumes ($0.4 million) and lower road maintenance, sales and engineering costs ($0.5 million). Year-to-date Adjusted EBITDA of $10.7 million was $0.3 million below the prior year period.

New Zealand Timber
Second quarter sales of $47.7 million increased $8.5 million, or 22%, versus the prior year period due to higher domestic and export product prices and higher volumes. Harvest volumes increased 7% to 621,000 tons versus 582,000 tons in the prior year period. Average delivered prices for export sawtimber increased 13% to $96.11 per ton versus $85.31 per ton in the prior year period, while average delivered prices for domestic sawtimber increased 7% to $71.37 per ton versus $66.96 per ton in the prior year period. The increase in export sawtimber prices was primarily due to stronger demand from China. The increase in domestic sawtimber prices (in U.S. dollar terms) was driven primarily by strong demand for construction materials, partially offset by the fall in the NZ$/US$ exchange rate (US$0.69 per NZ$1.00 versus US$0.74 per NZ$1.00). Excluding the impact of foreign exchange rates, domestic sawtimber prices increased 15% from the prior year period. Operating income of $10.0 million increased $10.9 million versus the prior year period due to higher prices ($7.8 million), higher volumes ($1.1 million), lower forest management costs ($0.6 million), lower depletion rates ($0.3 million), favorable changes in foreign exchange impacts ($0.7 million) and higher carbon credit sales ($0.7 million), which were partially offset by lower land sales ($0.4 million). Second quarter Adjusted EBITDA of $16.4 million was $10.2 million above the prior year period.
Year-to-date sales of $83.8 million increased $3.4 million, or 4%, versus the prior year period due to higher domestic and export product prices. Harvest volumes were comparable to the prior year period at 1.12 million tons. Average delivered prices for export sawtimber increased 2% to $95.40 per ton versus $93.21 per ton in the prior year period, while average delivered prices for domestic sawtimber increased 1% to $69.22 per ton versus $68.76 per ton in the prior year period. The increase in export sawtimber prices was primarily due to stronger demand from China, while the increase in domestic sawtimber prices (in U.S. dollar terms) was driven primarily by the demand for structural grade material, partially offset by the fall in the NZ$/US$ exchange rate (US$0.68 per NZ$1.00 versus US$0.75 per NZ$1.00). Excluding the impact of foreign exchange rates, domestic sawtimber prices increased 12% from the prior year period. Operating income of $14.8 million increased $10.0 million versus the prior year period due to higher prices ($8.9 million), higher volumes ($0.7 million), lower forest management costs ($0.6 million), lower depletion rates ($0.3 million), changes in foreign exchange impacts ($0.6 million) and higher carbon sales ($0.4 million), which were partially offset by the change in land sales ($1.6 million). Year-to-date Adjusted EBITDA of $27.9 million was $8.0 million above the prior year period.
Real Estate
Second quarter sales of $137.3 million increased $130.4 million versus the prior year period, while operating income of $105.7 million increased $104.3 million versus the prior year period. The second quarter sales and operating income include $129.5 million and $101.3 million, respectively, of a large disposition. Sales and operating income increased in the second quarter due to higher volumes (58,238 acres sold versus 2,337 acres sold in the prior year period), partially offset by lower weighted average prices ($2,358 per acre versus $2,971 per acre in the prior year period). Second quarter Adjusted EBITDA of $7.7 million was $4.1 million above the prior year period.
Year-to-date sales of $150.7 million increased $120.0 million versus the prior year period, while operating income of $109.9 million increased $95.9 million versus the prior year period. Year-to-date sales and operating income include $129.5 million and $101.3 million, respectively, of a large disposition. Sales and operating income increased in the first six months due to higher volumes (65,908 acres sold versus 9,734 acres sold in the prior year period), partially offset by lower weighted average prices ($2,286 per acres versus $3,157 per acre in the prior year period). Second quarter and year-to-date operating income also increased due to the receipt of a $4.0 million deferred payment with respect to a prior land sale.
Rural second quarter sales of $7.3 million were comprised of 2,666 acres at an average price of $2,711 per acre, including 888 acres in Texas at $3,100 per acre. Non-strategic / Timberland second quarter sales of $0.5 million were comprised of 252 acres at an average price of $2,161 per acre, including 200 acres in Alabama at $2,300 per acre. Large Dispositions second quarter sale of $129.5 million was comprised of 55,320 acres of the previously announced disposition in Washington at an average price of $2,342 per acre. Year-to-date Adjusted EBITDA of $17.4 million was $6.4 million below the prior year period.

Trading
Second quarter sales of $30.1 million increased $10.3 million versus the prior year period due to higher volumes and prices. Sales volumes increased 37% to 320,000 tons versus 234,000 tons in the prior year period. Average prices increased 11% to $93.69 per ton versus $84.16 per ton in the prior year period. The increase in both volume and price was primarily due to stronger demand from China. Operating income of $0.6 million increased $0.7 million versus the prior year period.
Other Items
Corporate and Other Expense/Eliminations
Second quarter corporate and other operating expenses of $6.9 million decreased $0.5 million versus the prior year period due to lower selling, general and administrative expenses ($0.8 million) and lower costs related to shareholder litigation ($0.9 million), which were partially offset by transaction costs related to the previously announced Menasha acquisition ($1.2 million). Costs related to shareholder litigation include expenses incurred as a result of the securities litigation, the shareholder derivative demands and the Securities and Exchange Commission investigation. See Note 8—Contingencies.
Interest Expense
Second quarter interest expense of $8.0 million decreased $0.5 million versus the prior year period, primarily due to lower rates on the term credit agreement entered into in the third quarter of 2015, partially offset by higher outstanding debt.
Income Tax Benefit (Expense)
Second quarter income tax expense of $2.3 million was principally related to the New Zealand JV.
Share Repurchases
During the first quarter, the Company repurchased $0.7 million of common stock at an average price of $19.59 per share and did not repurchase any common stock in the second quarter. As of June 30, 2016, the Company had 122.9 million shares of common stock outstanding and $99.3 million remaining on its current share repurchase authorization.
Outlook
Based on solid first half results, expectations of continued strength in New Zealand export and domestic markets, and a strong pipeline of Real Estate closings in the second half of the year, we expect to achieve our prior full-year Adjusted EBITDA guidance. Despite our strong outlook for the year, we continue to expect relatively flat pricing through the balance of the year in our Southern Timber and Pacific Northwest Timber segments. In our New Zealand Timber segment, we are tracking well ahead of our prior segment guidance, and we expect that this segment will continue to benefit from stronger relative demand in China for its Radiata pine logs. In our Real Estate segment, we continue to be encouraged by market interest in our Wildlight development project north of Jacksonville, Florida, and we have a strong pipeline of other HBU opportunities slated to close in the second half of 2016.

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
Summary of Liquidity and Financing Commitments

	June 30,	December 31,
(millions of dollars)	2016	2015
Cash and cash equivalents	$129.7	$51.8
Total debt	1,052.3	830.6
Shareholders’ equity	1,420.5	1,361.7
Total capitalization (total debt plus equity)	2,472.8	2,192.3
Debt to capital ratio	43%	38%
Net debt to enterprise value (a)	22%	22%

(a)	Enterprise value is calculated as the number of shares outstanding multiplied by the Company’s share price plus net debt as of June 30, 2016 and December 31, 2015.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2016 and 2015.

(millions of dollars)	2016	2015
Cash provided by (used for):
Operating activities	$77.0	$85.9
Investing activities	(165.2)	(107.3)
Financing activities	165.2	(44.1)
Cash Provided by Operating Activities
The decline in cash provided by operating activities in 2016 was primarily attributable to changes in working capital, partially offset by higher operating results.
Cash Used for Investing Activities
Cash used for investing activities increased $57.9 million compared to 2015 primarily due to higher timberland acquisitions of $188.2 million, a $2.1 million increase in real estate development investments and a $0.9 million increase in spending on the construction of the Company’s office building. This amount was partially offset by net proceeds from a large disposition of $127.0 million and the change in restricted cash of $13.8 million.
Cash Provided by (Used for) Financing Activities
Cash provided by financing activities increased $209.3 million from the prior year period primarily due to higher net debt issuances of $199.2 million, lower repurchases of common shares of $8.3 million and a decrease in dividends paid of $2.0 million.

Expected 2016 Expenditures
As part of its mixed-use community development project located north of Jacksonville at the interchange of I-95 and State Road A1A, the Company is constructing an office building expected to cost approximately $13 million. Of the $13 million, we expect to incur $7 million in 2016 and $6 million in 2017. The new office will allow consolidation of three leased offices in Jacksonville and Fernandina Beach, Florida into one location and also serve as a catalyst for the Company’s mixed-use development project.
Capital expenditures in 2016 are expected to be between $60 and $65 million, excluding capital expenditures related to the office building and any strategic timberland acquisitions we may make. Capital expenditures are expected to be primarily comprised of seedling planting, fertilization and other silvicultural activities, property taxes, lease payments, allocated overhead and other capitalized costs. Aside from capital expenditures, we may also acquire timberland as we actively evaluate acquisition opportunities. Real estate development investments are expected to be between $10 million and $12 million.
Our 2016 dividend payments are expected to be approximately $123 million assuming no change in the quarterly dividend rate of $0.25 per share or material changes in the number of shares outstanding.
Future share repurchases, if any, will depend on the Company’s liquidity and cash flow, as well as general market conditions and other considerations including capital allocation priorities.
We have no mandatory pension contributions in 2016 but will likely be required to make contributions in the future. We also may make discretionary contributions in the future. On an ongoing basis, cash income tax payments are expected to be minimal.

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
Management uses CAD as a liquidity measure. CAD is a non-GAAP measure that management uses to measure cash generated during a period that is available for dividend distribution, repurchase of the Company’s common shares, debt reduction and strategic acquisitions. We define CAD as cash provided by operating activities adjusted for capital spending (excluding timberland acquisitions) and working capital and other balance sheet changes. CAD is not necessarily indicative of the CAD that may be generated in future periods.
Management uses Adjusted EBITDA as a performance measure. Adjusted EBITDA, is a non-GAAP measure that management uses to make strategic decisions about the business and allows investors to evaluate the core business performance related to the assets under management. It removes the impact of specific items that management believes does not directly reflect the core business operations on an ongoing basis. We define Adjusted EBITDA as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of land and improved development, costs related to shareholder litigation, the gain on foreign currency derivatives and large dispositions. Costs related to shareholder litigation include expenses incurred as a result of the securities litigation, the shareholder derivative demands and the Securities and Exchange Commission investigation. See Note 9—Contingencies.

We reconcile Adjusted EBITDA to Net Income for the consolidated Company and to Operating Income for the Segments, as those are the most comparable GAAP measures for each. Below is a reconciliation of Net Income to Adjusted EBITDA for the respective periods (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Income (Loss) to Adjusted EBITDA Reconciliation
Net income (loss)	$111.6	($2.9)	$126.6	$15.3
Interest, net	7.7	9.7	16.5	19.7
Income tax expense (benefit)	2.3	(0.3)	1.5	(0.7)
Depreciation, depletion and amortization	22.4	23.9	51.7	53.8
Non-cash cost of land and improved development	1.7	1.2	5.8	4.9
Costs related to shareholder litigation (a)	0.6	1.5	1.0	1.6
Gain on foreign currency derivatives (b)	—	—	(1.2)	—
Large Dispositions (c)	(101.3)	—	(101.3)	—
Adjusted EBITDA	$45.0	$33.1	$100.6	$94.6

(a)
Costs related to shareholder litigation include expenses incurred as a result of the securities litigation, the shareholder derivative demands and the Securities and Exchange Commission investigation. See Note 9—Contingencies.

(b)
Gain on foreign currency derivatives is the gain resulting from the foreign exchange derivatives the Company used to mitigate the risk of fluctuations in foreign exchange rates while awaiting the planned capital contribution to the New Zealand JV.

(c)
Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have any identified HBU premium relative to timberland value. On April 28, 2016, the Company completed a disposition of approximately 55,000 acres located in Washington for a sale price and gain of approximately $129.5 million and $101.3 million, respectively.

The following tables reconcile Operating Income by segment to Adjusted EBITDA by segment (millions of dollars):

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and other	Total
June 30, 2016
Operating income (loss)	$11.1	$1.1	$10.0	$105.7	$0.6	($6.9)	$121.6
Depreciation, depletion and amortization	10.6	3.7	6.4	1.6	—	0.1	22.4
Non-cash cost of land and improved development	—	—	—	1.7	—	—	1.7
Costs related to shareholder litigation (a)	—	—	—	—	—	0.6	0.6
Large dispositions (b)	—	—	—	(101.3)	—	—	(101.3)
Adjusted EBITDA	$21.7	$4.8	$16.4	$7.7	$0.6	($6.2)	$45.0

June 30, 2015
Operating income (loss)	$11.8	$1.7	($0.9)	$1.4	($0.1)	($7.4)	$6.5
Depreciation, depletion and amortization	12.6	2.9	7.1	1.0	—	0.3	23.9
Non-cash cost of land and improved development	—	—	—	1.2	—	—	1.2
Costs related to shareholder litigation (a)	—	—	—	—	—	1.5	1.5
Adjusted EBITDA	$24.4	$4.6	$6.2	$3.6	($0.1)	($5.6)	$33.1

(a)
Costs related to shareholder litigation include expenses incurred as a result of the securities litigation, the shareholder derivative demands and the Securities and Exchange Commission investigation. See Note 9—Contingencies.

(b)
Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have any identified HBU premium relative to timberland value. On April 28, 2016, the Company completed a disposition of approximately 55,000 acres located in Washington for a sale price and gain of approximately $129.5 million and $101.3 million, respectively.

Six Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and other	Total
June 30, 2016
Operating income (loss)	$26.8	$2.4	$14.8	$109.9	$1.0	($10.3)	$144.6
Depreciation, depletion and amortization	27.1	8.3	11.3	4.8	—	0.2	51.7
Non-cash cost of land and improved development	—	—	1.8	4.0	—	—	5.8
Costs related to shareholder litigation (a)	—	—	—	—	—	1.0	1.0
Gain on foreign currency derivatives (b)	—	—	—	—	—	(1.2)	(1.2)
Large dispositions (c)	—	—	—	(101.3)	—	—	(101.3)
Adjusted EBITDA	$53.9	$10.7	$27.9	$17.4	$1.0	($10.3)	$100.6

June 30, 2015
Operating income (loss)	$24.2	$4.3	$4.8	$14.0	$0.2	($13.2)	$34.3
Depreciation, depletion and amortization	27.0	6.7	15.1	4.9	—	0.1	53.8
Non-cash cost of land and improved development	—	—	—	4.9	—	—	4.9
Costs related to shareholder litigation (a)	—	—	—	—	—	1.6	1.6
Adjusted EBITDA	$51.2	$11.0	$19.9	$23.8	$0.2	($11.5)	$94.6

(a)
Costs related to shareholder litigation include expenses incurred as a result of the securities litigation, the shareholder derivative demands and the Securities and Exchange Commission investigation. See Note 9—Contingencies.

(b)
Gain on foreign currency derivatives is the gain resulting from the foreign exchange derivatives used by the Company to mitigate the risk of fluctuations in foreign exchange rates while awaiting the planned capital contribution to the New Zealand JV.

(c)
Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have any identified HBU premium relative to timberland value. On April 28, 2016, the Company completed a disposition of approximately 55,000 acres located in Washington for a sale price and gain of approximately $129.5 million and $101.3 million, respectively.

CAD is a non-GAAP measure of cash generated during a period that is available for dividend distribution, repurchase of the Company’s common shares, debt reduction and strategic acquisitions. We define CAD as Cash Provided by Operating Activities adjusted for capital spending (excluding strategic acquisitions) and working capital and other balance sheet changes.
Below is a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Six Months Ended June 30,
	2016	2015
Cash provided by operating activities	$77.0	$85.9
Capital expenditures (a)	(26.2)	(25.3)
Working capital and other balance sheet changes	6.4	(6.9)
CAD	57.2	53.7
Mandatory debt repayments	—	—
CAD after mandatory debt repayments	$57.2	$53.7

Cash used for investing activities	($165.2)	($107.3)
Cash provided by (used for) financing activities	$165.2	($44.1)

(a)	Capital expenditures exclude timberland acquisitions of $276.6 million and $88.4 million during the six months ended June 30, 2016 and June 30, 2015, respectively.
CAD increased as a result of an $13.3 million increase in working capital and other balance sheet changes, partially offset by a $8.9 million decrease in cash provided by operating activities and a $0.9 million increase in capital expenditures. CAD generated in any period is not necessarily indicative of the amounts that may be generated in future periods.

Liquidity Facilities
Incremental Term Loan Agreement
On April 28, 2016, the Company entered into an incremental term loan agreement with CoBank, ACB, as administrative agent, and a syndicate of Farm Credit institutions to provide a 10-year, $300 million incremental term loan. Proceeds from the new term loan were used to fund Rayonier’s portion of the Menasha acquisition net of the proceeds received from the Washington disposition, to repay approximately $105 million outstanding on the Company’s revolving credit facility and for general corporate purposes. The Company has entered into an interest rate swap transaction to fix the cost of $200 million of the term loan for its 10-year term, while the remaining $100 million has a variable rate as of June 30, 2016 (see Note 1 — Basis of Presentation for subsequent event). The periodic interest rate on the incremental term loan agreement is LIBOR plus 1.900%. The Company receives annual patronage payments, which are profit distributions made by a cooperative to its member-users based on the quantity or value of business done with the member-user. The Company estimates the effective interest rate for the second quarter was approximately 2.6% after consideration of the estimated patronage payments and interest rate swaps.
Term Credit Agreement
On August 5, 2015, the Company entered into a credit agreement with CoBank, ACB, as administrative agent, and a syndicate of Farm Credit institutions and other commercial banks to provide $550 million of new credit facilities, including a nine-year $350 million term loan facility. The Company has entered into an interest rate swap transaction to fix the cost of the term loan facility over its nine-year term. The periodic interest rate on the term credit agreement is LIBOR plus 1.625%. The Company estimates the effective interest rate for the second quarter was approximately 3.3% after consideration of the estimated patronage payments and interest rate swaps. As of June 30, 2016, the term debt was advanced in full under the term credit agreement.
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
Net repayments of $105.0 million were made during the second quarter of 2016 on the revolving credit facility. At June 30, 2016, the Company had available borrowings of $194.5 million, net of $5.5 million to secure its outstanding letters of credit, under the revolving credit facility.
Joint Venture Debt
During the first quarter, the Company used proceeds from the term loan facility to fund a capital contribution into the New Zealand JV, which the New Zealand JV in turn used for repayment of the outstanding amount of $155 million under its existing Tranche A credit facility. In addition, all interest rate swap contracts associated with this debt were settled for $9.3 million at the time of the debt repayment.
In June 2016, the New Zealand JV entered into a 12-month $14.2 million working capital facility and an 18-month $14.2 million working capital facility, replacing the previous $28.4 million facility that expired in June 2016.
During the six months ended June 30, 2016, the New Zealand JV made additional borrowings and repayments of $136.0 million on its working capital facility. Additional draws totaling $28.4 million remain available on the working capital facility. In addition, the New Zealand JV paid $0.3 million of its shareholder loan held with the non-controlling interest party.
See Note 5 – Debt for additional information on these agreements and other outstanding debt, as well as for information on covenants that must be met in connection with our mortgage notes, term credit agreement and the revolving credit facility.
Subsequent Event
See Note 1 — Basis of Presentation for additional information on subsequent events.

Off-Balance Sheet Arrangements
See Note 10 — Guarantees for details on the letters of credit, surety bonds and guarantees as of June 30, 2016.

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
The following table aggregates our contractual financial obligations as of June 30, 2016 and anticipated cash spending by period:

Contractual Financial Obligations (in millions)	Total	Payments Due by Period
		Remaining 2016	2017-2018	2019-2020	Thereafter
Long-term debt (a)	$1,056	—	$42	$15	$999
Interest payments on long-term debt (b)	201	14	55	53	79
Operating leases — timberland	200	5	20	17	158
Operating leases — PP&E, offices	6	1	2	1	2
Commitments — derivatives (c)	75	5	17	18	35
Commitments — other (d)	10	5	5	—	—
Total contractual cash obligations	$1,548	$30	$141	$104	$1,273

(a)
The book value of our long-term debt is currently recorded at $1,052.3 million, net of deferred financing costs, on the Company’s Consolidated Balance Sheet, but upon maturity the liability will be $1,055.7 million.

(b)	Projected interest payments for variable rate debt were calculated based on outstanding principal amounts and interest rates as of June 30, 2016.

(c)
Commitments represent payments expected to be made on derivative financial instruments (foreign exchange contracts and interest rate swaps). See Note 12 — Derivative Financial Instruments and Hedging Activities.

(d)	Commitments include payments expected to be made on the construction of the Company’s office building.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
As of June 30, 2016 we had $665 million of U.S. long-term variable rate debt. Our primary interest rate exposure on variable rate debt results from changes in LIBOR. However, we use interest rate swaps to manage our exposure to interest rate movements on our term credit agreement by swapping existing borrowings from floating rates to fixed rates. The notional amount of outstanding interest rate swap contracts at June 30, 2016 was $550 million. The term credit agreement and associated interest rate swaps mature in August 2024 and the incremental term loan agreement and associated interest rate swaps mature in April 2026. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in a corresponding increase/decrease of approximately $1.2 million in interest payments and expense over a 12 month period.
The fair market value of our U.S. long-term fixed interest rate debt is also subject to interest rate risk. The estimated fair value of our long-term fixed-rate debt at June 30, 2016 was $369 million compared to the $367 million principal amount. We use interest rates of debt with similar terms and maturities to estimate the fair value of our debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at June 30, 2016 would result in a corresponding decrease/increase in the fair value of our long-term fixed-rate debt of approximately $17 million.
We estimate the periodic effective interest rate on U.S. long-term fixed and variable rate debt for the second quarter was approximately 3.3% after consideration of interest rate swaps and estimated patronage payments, excluding unused commitment fees on the revolving credit facility.
The functional currency of the Company’s New Zealand-based operations and New Zealand JV is the New Zealand dollar. Through these operations and our ownership in the New Zealand JV, we are exposed to foreign currency risk on cash held in foreign currencies and on foreign export sales and ocean freight payments that are predominantly denominated in U.S. dollars. To mitigate these risks, the New Zealand JV routinely enters into foreign currency exchange contracts and foreign currency option contracts to hedge a portion of the New Zealand JV’s foreign exchange exposure. At June 30, 2016, the New Zealand JV had foreign currency exchange contracts with a notional amount of $33 million and foreign currency option contracts with a notional amount of $89 million outstanding. The amount hedged represents 59% of forecast U.S. dollar denominated harvesting sales proceeds over the next 18 months and 45% of log trading sales proceeds over the next 3 months.

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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of June 30, 2016.
In the quarter ended June 30, 2016, based upon the evaluation required by paragraph (d) of SEC Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth in Note 9—Contingencies in the “Notes to the Consolidated Financial Statements” under Item 1 of Part I of this Report is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In February 2016, the Board of Directors approved the repurchase of up to $100 million of Rayonier’s common shares (the “share repurchase program”) to be made at management’s discretion. The program has no time limit and may be suspended or discontinued at any time. There were no shares repurchased under this program in the second quarter of 2016 and there was $99.3 million, or approximately 3,784,696 shares based on the period end closing stock price of $26.24, available for repurchase as of June 30, 2016.
In 1996, we began a Common Share repurchase program (the “1996 anti-dilutive program”) to minimize the dilutive effect of our employee incentive stock plans on earnings per share. This program limits the number of shares that may be purchased each year to the greater of 1.5% of outstanding shares at the beginning of the year or the number of incentive shares issued to employees during the year. In October 2000, July 2003 and October 2011, our Board of Directors authorized the purchase of additional shares in the program totaling 2.1 million shares. None of these shares have expiration dates. There were no shares repurchased under this program in the second quarter of 2016 and there were 3,776,612 shares available for purchase at June 30, 2016.
The following table provides information regarding our purchases of Rayonier common stock during the quarter ended June 30, 2016:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (c)
April 1 to April 30	—	—	—	7,561,308
May 1 to May 31	—	—	—	7,561,308
June 1 to June 30	4,947	$24.80	—	7,561,308
Total	4,947		—

(a)
Includes 4,947 shares of the Company’s common stock purchased in June from employees in non-open market transactions. The shares of stock were sold by current employees of the Company in exchange for cash that was used to pay withholding taxes associated with the vesting of restricted stock awards under the Company’s stock incentive plan. The price per share surrendered is based on the closing price of the company’s stock on the respective vesting dates of the awards.

(b)	Purchases made in open-market transactions under the $100 million share repurchase program announced on February 10, 2016.

(c)	Maximum number of shares authorized to be purchased as of June 30, 2016 include 3,776,612 under the 1996 anti-dilutive program and approximately 3,784,696 under the share repurchase program.

Item 6.	Exhibits

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2016 and 2015; (ii) the Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015; (iii) the Consolidated Statements of Shareholders’ Equity for the Six Months Ended June 30, 2016 and the Years Ended December 31, 2015 and 2014; (iv) the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015; and (v) the Notes to Consolidated Financial Statements.

Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER INC.
(Registrant)

By:	/s/ H. EDWIN KIKER
H. Edwin Kiker Chief Accounting Officer (Duly Authorized Officer, Principal Accounting Officer)
Date: August 5, 2016