Form 10-Q
period 2016-09-30
RAYONIER INC
filed 2016-11-04
CIK 52827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
YES ☐        NO  ☒

As of October 31, 2016, there were outstanding 122,877,503 Common Shares of the registrant.

i

PART I.        FINANCIAL INFORMATION

Item 1.         Financial Statements

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
SALES	$171,421	$151,657	$567,814	$407,764
Costs and Expenses
Cost of sales	116,624	116,044	362,790	326,966
Selling and general expenses	10,607	10,689	31,638	34,315
Other operating income, net (Note 15)	(5,499)	(2,855)	(20,867)	(15,567)
	121,732	123,878	373,561	345,714
OPERATING INCOME	49,689	27,779	194,253	62,050
Interest expense	(8,544)	(7,581)	(23,603)	(24,608)
Interest income and miscellaneous income (expense), net	258	(1,558)	(1,115)	(4,250)
INCOME BEFORE INCOME TAXES	41,403	18,640	169,535	33,192
Income tax (expense) benefit	(779)	541	(2,274)	1,309
NET INCOME	40,624	19,181	167,261	34,501
Less: Net income (loss) attributable to noncontrolling interest	1,269	(488)	3,613	(1,379)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	39,355	19,669	163,648	35,880
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of income tax expense of $0, $429, $0 and $1,581	12,022	(13,370)	28,046	(53,087)
Cash flow hedges, net of income tax benefit (expense) of $229, $185, $1,293 and $1,687	4,195	(14,120)	(22,055)	(17,983)
Actuarial change and amortization of pension and postretirement plans, net of income tax expense of $0, $66, $0 and $404	632	890	1,881	2,414
Total other comprehensive income (loss)	16,849	(26,600)	7,872	(68,656)
COMPREHENSIVE INCOME (LOSS)	57,473	(7,419)	175,133	(34,155)
Less: Comprehensive income (loss) attributable to noncontrolling interest	3,649	(5,363)	11,808	(18,884)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO RAYONIER INC.	$53,824	($2,056)	$163,325	($15,271)
EARNINGS PER COMMON SHARE (Note 11)
Basic earnings per share attributable to Rayonier Inc.	$0.32	$0.16	$1.34	$0.28
Diluted earnings per share attributable to Rayonier Inc.	$0.32	$0.16	$1.33	$0.28

Dividends declared per share	$0.25	$0.25	$0.75	$0.75

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$110,039	$51,777
Accounts receivable, less allowance for doubtful accounts of $35 and $42	24,731	20,222
Inventory (Note 16)	16,064	15,351
Prepaid expenses	12,564	12,654
Assets held for sale (Note 18)	47,361	—
Other current assets	3,369	5,681
Total current assets	214,128	105,685
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,325,489	2,066,780
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 6)	70,324	65,450
PROPERTY, PLANT AND EQUIPMENT
Land	1,832	1,833
Buildings	9,673	9,014
Machinery and equipment	3,469	3,686
Construction in progress	4,993	1,282
Total property, plant and equipment, gross	19,967	15,815
Less — accumulated depreciation	(8,891)	(9,073)
Total property, plant and equipment, net	11,076	6,742
OTHER ASSETS	50,381	71,281
TOTAL ASSETS	$2,671,398	$2,315,938
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$23,735	$21,479
Current maturities of long-term debt	31,752	—
Accrued taxes	6,892	3,685
Accrued payroll and benefits	6,224	7,037
Accrued interest	8,313	6,153
Other current liabilities	23,227	21,103
Total current liabilities	100,143	59,457
LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS	1,033,288	830,554
PENSION AND OTHER POSTRETIREMENT BENEFITS (Note 14)	34,702	34,137
OTHER NON-CURRENT LIABILITIES	54,684	30,050
COMMITMENTS AND CONTINGENCIES (Notes 7 and 9)
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 shares authorized, 122,876,035 and 122,770,217 shares issued and outstanding	707,977	708,827
Retained earnings	683,596	612,760
Accumulated other comprehensive loss	(30,388)	(33,503)
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,361,185	1,288,084
Noncontrolling interest	87,396	73,656
TOTAL SHAREHOLDERS’ EQUITY	1,448,581	1,361,740
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,671,398	$2,315,938

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except share data)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interest	Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2014	126,773,097	$702,598	$790,697	($4,825)	$86,681	$1,575,151
Net income (loss)	—	—	46,165	—	(2,224)	43,941
Dividends ($1.00 per share)	—	—	(124,943)	—	—	(124,943)
Issuance of shares under incentive stock plans	205,219	2,117	—	—	—	2,117
Stock-based compensation	—	4,484	—	—	—	4,484
Tax deficiency on stock-based compensation	—	(250)	—	—	—	(250)
Repurchase of common shares	(4,208,099)	(122)	(100,000)	—	—	(100,122)
Net gain from pension and postretirement plans	—	—	—	2,933	—	2,933
Adjustments to Rayonier Advanced Materials	—	—	841	—	—	841
Foreign currency translation adjustment	—	—	—	(21,567)	(10,884)	(32,451)
Cash flow hedges	—	—	—	(10,044)	83	(9,961)
Balance, December 31, 2015	122,770,217	$708,827	$612,760	($33,503)	$73,656	$1,361,740
Net income	—	—	163,648	—	3,613	167,261
Dividends ($0.75 per share)	—	—	(92,122)	—	—	(92,122)
Issuance of shares under incentive stock plans	149,666	889	—	—	—	889
Stock-based compensation	—	3,894	—	—	—	3,894
Repurchase of common shares	(43,848)	(139)	(690)	—	—	(829)
Actuarial change and amortization of pension and postretirement plan liabilities	—	—	—	1,881	—	1,881
Foreign currency translation adjustment	—	—	—	20,527	7,519	28,046
Cash flow hedges	—		—	(22,731)	676	(22,055)
Recapitalization of New Zealand Joint Venture	—	(5,398)	—	3,438	1,960	—
Recapitalization costs	—	(96)	—	—	(28)	(124)
Balance, September 30, 2016	122,876,035	$707,977	$683,596	($30,388)	$87,396	$1,448,581

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2016	2015
OPERATING ACTIVITIES
Net income	$167,261	$34,501
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	83,685	85,784
Non-cash cost of land and improved development	10,111	9,532
Stock-based incentive compensation expense	3,894	3,522
Deferred income taxes	4,472	(4,745)
Non-cash adjustments to unrecognized tax benefit liability	—	135
Amortization of losses from pension and postretirement plans	1,881	2,818
Gain on sale of large disposition of timberlands	(101,325)	—
Other	(251)	2,336
Changes in operating assets and liabilities:
Receivables	(3,897)	1,895
Inventories	(4,591)	(9,403)
Accounts payable	583	1,854
Income tax receivable/payable	(47)	(947)
All other operating activities	2,132	16,121
CASH PROVIDED BY OPERATING ACTIVITIES	163,908	143,403
INVESTING ACTIVITIES
Capital expenditures	(40,246)	(37,211)
Real estate development investments	(4,815)	(2,029)
Purchase of timberlands	(353,828)	(88,466)
Assets purchased in business acquisition	(1,113)	—
Net proceeds from large disposition of timberlands	126,965	—
Rayonier office building under construction	(3,933)	(369)
Change in restricted cash	22,430	(17,835)
Other	444	3,039
CASH USED FOR INVESTING ACTIVITIES	(254,096)	(142,871)
FINANCING ACTIVITIES
Issuance of debt	694,096	379,027
Repayment of debt	(454,419)	(300,871)
Dividends paid	(92,095)	(94,280)
Proceeds from the issuance of common shares	889	1,322
Repurchase of common shares made under share repurchase program	(690)	(73,621)
Debt issuance costs	(818)	(1,678)
Other	(139)	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	146,824	(90,101)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,626	(6,234)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	58,262	(95,803)
Balance, beginning of year	51,777	161,558
Balance, end of period	$110,039	$65,755
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest (a)	$23,540	$21,944
Income taxes	495	421
Non-cash investing activity:
Capital assets purchased on account	4,376	1,945

(a)
Interest paid is presented net of patronage payments received of $0.4 million and $1.3 million for the nine months ended September 30, 2016 and September 30, 2015, respectively. For additional information on patronage payments, see Note 5 — Debt in the 2015 Form 10-K.

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
Reclassifications
Certain 2015 amounts have been reclassified to conform with the current year presentation, including changes in balance sheet presentation. During the first quarter of 2016, the Company reclassified capitalized debt costs related to non-revolving debt from Other Assets to Long Term Debt as a result of the adoption of Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-50) - Simplifying the Presentation of Debt Issuance Costs, which is required to be applied on a retrospective basis. This reclassification is reflected in the September 30, 2016 and December 31, 2015 Consolidated Balance Sheets. A corresponding change has also been made to the Consolidated Statement of Cash Flows for both periods presented.
New Accounting Standards
In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This Update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU No. 2016-15 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. ASU No. 2016-15 is required to be applied retrospectively to all periods presented beginning in the period of adoption. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.
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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

In May 2014, the FASB and International Accounting Standards Board (“IASB”) jointly issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), a comprehensive new revenue recognition standard that will supersede current revenue recognition guidance. The guidance provides a unified model to determine when and how revenue is recognized and will require enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date. ASU No. 2015-14 provides a one-year deferral of the effective date of the new standard, with an option for organizations to adopt early based on the original effective date.  In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers—Identifying Performance Obligations and Licensing. The update clarifies the guidance for identifying performance obligations. In May 2016, the FASB issued ASU. No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The update clarifies the guidance for assessing collectibility, presenting sales taxes and other similar taxes collected from customers, noncash consideration, contract modifications at transition, completed contracts at transition and disclosing the accounting change in the period of adoption. This standard will be effective for Rayonier beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements and has completed a preliminary analysis of the specific impacts to our Southern Timber, Pacific Northwest Timber, New Zealand Timber and Real Estate segments.

Subsequent Events
Disposition of 37,000 acres of Gulf states timberland
On October 21, 2016, the Company completed two separate transactions for the sale of 37,000 acres of timberland in Alabama and Mississippi for $77.8 million. The basis in these properties were classified as held for sale in the Consolidated Balance Sheet as of September 30, 2016. See Note 18 — Assets Held For Sale for additional information.

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
Business Combination Accounting
The distribution of net assets from Olympus to Rayonier has been accounted for as a business combination. Accordingly, the consideration paid by the Company has been recorded to the assets acquired and liabilities assumed based upon their estimated fair values as of the date of acquisition. In determining the fair value of the timberlands, the Company utilized valuation methodologies including a discounted cash flow analysis. A sales comparison approach was utilized to determine the fair market value of property, plant and equipment. The carrying values for current assets and liabilities were deemed to approximate their fair values due to the short-term nature of these assets and liabilities. Rayonier’s share of acquisition costs of $1.3 million is included in “Other operating income, net.”
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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The Company is currently in the process of finalizing its valuations related to the following: Timber and timberlands, Property, plant and equipment, Other current and non-current assets and Other current and non-current liabilities.
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
Operating Results and Unaudited Pro Forma Financial Information
The net income effect resulting from the Menasha acquisition for the three and nine months ended September 30, 2016 is impracticable to determine, as the Company immediately integrated Menasha into its ongoing operations. Additionally, pro forma information has not been provided, as the portion of Menasha acquired was a component of a larger legal entity and separate historical financial statements were not prepared. Since stand-alone financial information prior to the acquisition was not readily available, compilation of such data is impracticable.
Washington Disposition
In May 2016, the Company completed a disposition of approximately 55,000 acres located in Washington to FIA (the “Washington disposition”) for a sale price of approximately $130 million. The proceeds received from the disposition were used to finance a portion of the Menasha Acquisition. The remainder of the acquisition was financed by entering into an incremental term loan agreement with CoBank, ACB, as administrative agent, and a syndicate of Farm Credit institutions to provide a 10-year, $300 million incremental term loan. See Note 5 — Debt for additional information.

3.	JOINT VENTURE INVESTMENT
Matariki Forestry Group
On March 3, 2016, the Company made a capital contribution into Matariki Forestry Group (the "New Zealand JV"), a joint venture that owns or leases approximately 0.4 million legal acres of New Zealand timberlands, for the purpose of refinancing approximately NZ$235 million of New Zealand JV indebtedness and paying related fees and expenses, including the costs of settling out-of-the-money interest rate swaps. As a result of the capital contribution, the Company's ownership interest in the New Zealand JV increased from 65% to 77%. As a result of the increase in ownership percentage, the pro-rata share of the New Zealand JV’s unrealized foreign currency and cash flow hedge losses were reallocated between the Company and the noncontrolling interest. In accordance with Accounting Standards Codification (“ASC”) 810-10-45-24, this reallocation resulted in a reduction to the common share balance. The Company maintains a controlling financial interest in the New Zealand JV and, accordingly, consolidates the New Zealand JV’s Balance Sheet and results of operations. The portions of the consolidated financial position and results of operations attributable to the New Zealand JV’s 23% noncontrolling interest are shown separately within the Consolidated Statements of Income and Comprehensive Income and Consolidated Statements of Shareholders’ Equity. Rayonier New Zealand Limited (“RNZ”), a wholly-owned subsidiary of Rayonier Inc., serves as the manager of the New Zealand JV.

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
The following tables summarize the segment information for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
SALES	2016	2015	2016	2015
Southern Timber	$27,826	$34,797	$102,205	$103,009
Pacific Northwest Timber	16,139	21,549	52,316	57,805
New Zealand Timber	42,179	41,065	125,951	121,482
Real Estate (a)	60,626	35,232	211,296	65,968
Trading	24,651	19,014	76,046	59,500
Total	$171,421	$151,657	$567,814	$407,764

(a)	The nine months ended September 30, 2016 include $129.5 million from the Washington disposition.

	Three Months Ended September 30,		Nine Months Ended September 30,
OPERATING INCOME (LOSS)	2016	2015	2016	2015
Southern Timber	$8,183	$10,504	$34,976	$34,694
Pacific Northwest Timber	(3,293)	3,081	(874)	7,356
New Zealand Timber	6,613	(915)	21,385	3,834
Real Estate (a)	43,078	20,001	152,997	34,004
Trading	481	428	1,456	614
Corporate and other	(5,373)	(5,320)	(15,687)	(18,452)
Total Operating Income	49,689	27,779	194,253	62,050
Unallocated interest expense and other	(8,286)	(9,139)	(24,718)	(28,858)
Total Income before Income Taxes	$41,403	$18,640	$169,535	$33,192

(a)	The nine months ended September 30, 2016 include $101.3 million from the Washington disposition.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended September 30,		Nine Months Ended September 30,
DEPRECIATION, DEPLETION AND AMORTIZATION	2016	2015	2016	2015
Southern Timber	$9,988	$14,404	$37,102	$41,356
Pacific Northwest Timber	6,668	4,189	14,978	10,920
New Zealand Timber	5,956	7,021	17,252	22,207
Real Estate (a)	9,260	6,269	35,988	11,087
Trading	—	—	—	—
Corporate and other	106	75	298	214
Total	$31,978	$31,958	$105,618	$85,784

(a)	The nine months ended September 30, 2016 include $21.9 million from the Washington disposition.

	Three Months Ended September 30,		Nine Months Ended September 30,
NON-CASH COST OF LAND AND IMPROVED DEVELOPMENT	2016	2015	2016	2015
Southern Timber	—	—	—	—
Pacific Northwest Timber	—	—	—	—
New Zealand Timber	—	—	1,824	—
Real Estate (a)	4,336	4,594	10,092	9,532
Trading	—	—	—	—
Corporate and other	—	—	—	—
Total	$4,336	$4,594	$11,916	$9,532

(a)	The nine months ended September 30, 2016 include $1.8 million from the Washington disposition.

5.	DEBT
Rayonier’s debt consisted of the following at September 30, 2016:

September 30, 2016
Senior Notes due 2022 at a fixed interest rate of 3.75%	$325,000
Term Credit Agreement borrowings due 2024 at a variable interest rate of 2.1% at September 30, 2016	350,000
Incremental Term Loan Agreement borrowings due 2026 at a variable interest rate of 2.4% at September 30, 2016	300,000
Mortgage notes due 2017 at fixed interest rates of 4.35%	31,752
Revolving Credit Facility borrowings due 2020 at a variable interest rate of 1.8% at September 30, 2016	25,000
Solid waste bond due 2020 at a variable interest rate of 2.1% at September 30, 2016	15,000
New Zealand JV noncontrolling interest shareholder loan at 0% interest rate	22,022
Total debt	1,068,774
Less: Current maturities of long-term debt	(31,752)
Less: Deferred financing costs	(3,734)
Long-term debt, net of deferred financing costs	$1,033,288

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Principal payments due during the next five years and thereafter are as follows:

2016	—
2017 (a)	31,500
2018	—
2019	—
2020	40,000
Thereafter	997,022
Total Debt	$1,068,522

(a)	The mortgage notes due in 2017 were recorded at a premium of $0.3 million as of September 30, 2016. Upon maturity the liability will be $31.5 million.
Incremental Term Loan Agreement
On April 28, 2016, the Company entered into an incremental term loan agreement with CoBank, ACB, as administrative agent, and a syndicate of Farm Credit institutions to provide a 10-year, $300 million incremental term loan. Proceeds from the term loan were used to fund Rayonier’s portion of the Menasha acquisition net of the proceeds received from the Washington disposition, to repay approximately $105 million outstanding on the Company’s revolving credit facility and for general corporate purposes. The Company has entered into interest rate swap transactions to fix the cost of the term loan over its 10-year term. The periodic interest rate on the incremental term loan agreement is LIBOR plus 1.900%. The Company receives annual patronage payments, which are profit distributions made by a cooperative to its member-users based on the quantity or value of business done with the member-user. The Company estimates the effective interest rate for the third quarter was approximately 2.8% after consideration of the estimated patronage payments and interest rate swaps.
Term Credit Agreement
On August 5, 2015, the Company entered into a credit agreement with CoBank, ACB, as administrative agent, and a syndicate of Farm Credit institutions and other commercial banks to provide $550 million of new credit facilities, including a five-year $200 million unsecured revolving credit facility (see below) and a nine-year $350 million term loan facility. The Company has entered into interest rate swap transactions to fix the cost of the term loan facility over its nine-year term. The periodic interest rate on the term credit agreement is LIBOR plus 1.625%. The Company estimates the effective interest rate for the third quarter was approximately 3.3% after consideration of the estimated patronage payments and interest rate swaps.
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
Net borrowings of $25.0 million were made in the third quarter of 2016 on the revolving credit facility. At September 30, 2016, the Company had available borrowings of $169.5 million under the revolving credit facility, net of $5.5 million to secure its outstanding letters of credit.
Joint Venture Debt
On March 3, 2016, the Company used proceeds from the term loan facility to fund a capital contribution into the New Zealand JV. The New Zealand JV in turn used the proceeds for full repayment of the outstanding amount of $155 million under its Tranche A credit facility.
In June 2016, the New Zealand JV entered into a 12-month NZ$20.0 million working capital facility and an 18-month NZ$20.0 million working capital facility, replacing the previous NZ$40.0 million facility that expired in June 2016.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

During the nine months ended September 30, 2016, the New Zealand JV made additional borrowings and repayments of $146.1 million on the facility. Draws totaling $29.2 million remain available on the working capital facilities at September 30, 2016. In addition, the New Zealand JV paid $2.6 million of its shareholder loan held with the non-controlling interest party during the nine months ended September 30, 2016. Changes in exchange rates increased debt on a U.S. dollar basis for its shareholder loan by $1.4 million.
Debt Covenants
In connection with the Company’s $350 million term credit agreement, $300 million incremental term loan agreement and $200 million revolving credit facility, customary covenants must be met, the most significant of which include interest coverage and leverage ratios. In addition to these financial covenants, the mortgage notes, senior notes, term credit agreement, incremental term loan agreement and revolving credit facility include customary covenants that limit the incurrence of debt and the disposition of assets, among others. At September 30, 2016, the Company was in compliance with all applicable covenants.

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

An analysis of higher and better use timberlands and real estate development costs from December 31, 2015 to September 30, 2016 is shown below:

	Higher and Better Use Timberlands and Real Estate Development Investments
	Land and Timber	Development Investments	Total
Non-current portion at December 31, 2015	$57,897	$7,553	$65,450
Plus: Current portion (a)	6,019	6,233	12,252
Total Balance at December 31, 2015	63,916	13,786	77,702
Non-cash cost of land and improved development	(1,612)	(151)	(1,763)
Timber depletion from harvesting activities and basis of timber sold in real estate sales	(1,123)	—	(1,123)
Capitalized real estate development investments (b)	—	4,815	4,815
Capital expenditures (silviculture)	153	—	153
Intersegment transfers	4	—	4
Total Balance at September 30, 2016	61,338	18,450	79,788
Less: Current portion (a)	(3,930)	(5,534)	(9,464)
Non-current portion at September 30, 2016	$57,408	$12,916	$70,324

(a)	The current portion of Higher and Better Use Timberlands and Real Estate Development Investments is recorded in Inventory. See Note 16 — Inventory for additional information.

(b)	Capitalized real estate development investments includes $0.1 million of capitalized interest.

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
At September 30, 2016, the future minimum payments under non-cancellable operating and timberland leases were as follows:

	Operating Leases	Timberland Leases (a)	Commitments (b)	Total
Remaining 2016	$518	$3,838	$5,120	$9,476
2017	1,657	10,594	13,786	26,037
2018	902	9,443	9,193	19,538
2019	725	8,966	9,193	18,884
2020	605	8,553	9,193	18,351
Thereafter (c)	1,770	163,003	37,393	202,166
	$6,177	$204,397	$83,878	$294,452

(a)	The majority of timberland leases are subject to increases or decreases based on either the Consumer Price Index, Producer Price Index or market rates.

(b)
Commitments include payments expected to be made on derivative financial instruments (foreign exchange contracts and interest rate swaps), standby letters of credit fees for industrial revenue bonds and construction of the Company’s office building.

(c)
Includes 20 years of future minimum payments for perpetual Crown Forest Licenses (“CFL”). A CFL consists of a license to use public or government owned land to operate a commercial forest. The CFL's extend indefinitely and may only be terminated upon a 35-year termination notice from the government. If no termination notice is given, the CFLs renew automatically each year for a one-year term. As of September 30, 2016, the New Zealand JV has four CFL’s under termination notice, terminating in 2034, two in 2044 and 2049 as well as two fixed-term CFL’s expiring in 2062. The annual license fee is determined based on current market rental value, with triennial rent reviews.

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
Provision for Income Taxes
The Company’s effective tax rate is below the 35.0% U.S. statutory rate due to tax benefits associated with being a REIT. The income tax expense (benefit) for the three and nine months ended September 30, 2016 and 2015 are principally related to the New Zealand JV.
The table below reconciles the U.S. statutory rate to the Company’s effective tax rate for each period presented:

	Three Months Ended September 30,
	2016		2015
Income tax expense at federal statutory rate	$14,491	35.0%	$6,524	35.0%
U.S. and foreign REIT income & U.S. TRS taxable losses	(11,487)	(27.7)	(9,259)	(49.6)
Foreign TRS operations	(312)	(0.8)	(1,466)	(7.9)
U.S. net deferred tax asset valuation allowance	(1,741)	(4.2)	2,742	14.7
Other	(70)	(0.2)	90	0.5
Income tax expense (benefit) before discrete items	$881	2.1%	($1,369)	(7.3)%
CBPC(a) valuation allowance	—	—	997	5.3
Return-to-accrual adjustments	(171)	(0.4)	(169)	(0.9)
Other	69	0.2	—	—
Income tax expense (benefit) as reported	$779	1.9%	($541)	(2.9)%

	Nine Months Ended September 30,
	2016		2015
Income tax expense at federal statutory rate	$59,337	35.0%	$11,617	35.0%
U.S. and foreign REIT income & U.S. TRS taxable losses	(55,801)	(32.9)	(16,260)	(48.9)
Foreign TRS operations	(626)	(0.4)	(3,029)	(9.1)
U.S. net deferred tax asset valuation allowance	2,654	1.6	5,360	16.1
Other	137	0.1	175	0.5
Income tax expense (benefit) before discrete items	$5,701	3.4%	($2,137)	(6.4)%
CBPC(a) valuation allowance	—	—	997	3.0
Tax benefit recognized related to changes in the New Zealand JV deferred tax inventory	(1,833)	(1.1)	—	—
Purchase accounting deferred tax benefit	(1,423)	(0.9)	—	—
Return-to-accrual adjustments	(171)	(0.1)	(169)	(0.5)
Income tax expense (benefit) as reported	$2,274	1.3%	($1,309)	(3.9)%

(a)    Cellulosic biofuels producer credit.

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

10.	GUARANTEES
The Company provides financial guarantees as required by creditors, insurance programs, and various governmental agencies.
As of September 30, 2016, the following financial guarantees were outstanding:

Financial Commitments	Maximum Potential Payment	Carrying Amount of Associated Liability
Standby letters of credit (a)	$20,642	$15,000
Guarantees (b)	2,254	43
Surety bonds (c)	771	—
Total financial commitments	$23,667	$15,043

(a)
Approximately $15 million of the standby letters of credit serve as credit support for industrial revenue bonds. Approximately $3.8 million of the standby letters of credit serve as credit support for infrastructure at the Company’s Wildlight development project. The remaining letters of credit support various insurance related agreements, primarily workers’ compensation. These letters of credit will expire at various dates during 2016 and 2017 and will be renewed as required.

(b)
In conjunction with a timberland sale and note monetization in 2004, the Company issued a make-whole agreement pursuant to which it guaranteed $2.3 million of obligations of a special-purpose entity that was established to complete the monetization. At September 30, 2016, the Company has a de minimis liability to reflect the fair market value of its obligation to perform under the make-whole agreement.

(c)
Rayonier issues surety bonds primarily to secure timber harvesting obligations in the State of Washington and to provide collateral for the Company’s workers’ compensation self-insurance program in that state. Rayonier has also obtained performance bonds to secure the development activity at the Company’s Wildlight development project. These surety bonds expire at various dates during 2017 and are expected to be renewed as required.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

11.	EARNINGS PER COMMON SHARE
The following table provides details of the calculations of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Income	$40,624	$19,181	$167,261	$34,501
Less: Net income (loss) attributable to noncontrolling interest	1,269	(488)	3,613	(1,379)
Net income attributable to Rayonier Inc.	$39,355	$19,669	$163,648	$35,880

Shares used for determining basic earnings per common share	122,597,927	125,143,706	122,574,094	126,125,802
Dilutive effect of:
Stock options	113,849	91,495	88,594	129,906
Performance and restricted shares	170,857	31,051	120,212	37,064
Assumed conversion of Senior Exchangeable Notes (a)	—	39,720	—	477,931
Shares used for determining diluted earnings per common share	122,882,633	125,305,972	122,782,900	126,770,703

Basic earnings per common share attributable to Rayonier Inc.:	$0.32	$0.16	$1.34	$0.28

Diluted earnings per common share attributable to Rayonier Inc.:	$0.32	$0.16	$1.33	$0.28

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Anti-dilutive shares excluded from the computations of diluted earnings per share:
Stock options, performance and restricted shares	745,878	994,549	863,244	906,582
Assumed conversion of exchangeable note hedges (a)	—	39,720	—	477,931
Total	745,878	1,034,269	863,244	1,384,513

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
Rayonier did not distribute additional shares upon the February 2016 maturity of the warrants sold in conjunction with the 2015 Notes as the stock price did not exceed $28.11 per share. The warrants were not dilutive for the nine months ended September 30, 2016 and 2015 as the average stock price for the periods the warrants were outstanding did not exceed the strike price.

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
Foreign Currency Exchange and Option Contracts
The functional currency of Rayonier’s wholly owned subsidiary, Rayonier New Zealand Limited, and the New Zealand JV is the New Zealand dollar. The New Zealand JV is exposed to foreign currency risk on export sales and ocean freight payments which are mainly denominated in U.S. dollars. The New Zealand JV typically hedges 35% to 90% of its estimated foreign currency exposure with respect to the following three months forecasted sales and purchases, 25% to 75% of forecasted sales and purchases for the forward three to 12 months and up to 50% of the forward 12 to 18 months. Foreign currency exposure from the New Zealand JV’s trading operations is typically hedged based on the following three months forecasted sales and purchases. As of September 30, 2016, foreign currency exchange contracts and foreign currency option contracts had maturity dates through November 2017.
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
On February 1, 2016, the Company entered into foreign currency option contracts (notional amounts of $159.7 million and $154.6 million) to mitigate the risk of fluctuations in foreign exchange rates when funding the capital contribution to the New Zealand JV. On February 29, 2016, the contracts were settled for a net premium of $0.3 million. The gain on these contracts was recorded in “Other operating income, net” as they did not qualify for hedge accounting treatment.
On February 29, 2016, the Company purchased a foreign exchange forward contract (notional amount $159.5 million) to mitigate the risk of fluctuations in foreign exchange rate contracts when funding the capital contribution to the New Zealand JV. The contract matured on March 3, 2016, resulting in a gain of $0.9 million. The gain on this contract was recorded in “Other operating income, net” as it did not qualify for hedge accounting treatment.

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
In April 2016, the Company entered into two ten-year interest rate swap agreements, each for a notional amount of $100 million. These swap agreements fix the variable portion of the interest rate on the Incremental Term Loan borrowings due 2026 to an average rate of 1.60%. Together with the bank margin of 1.90%, this results in a rate of 3.50% before estimated patronage payments. These derivative instruments have been designated as interest rate cash flow hedges and qualify for hedge accounting.
On July 7, 2016, the Company entered into an interest rate swap agreement for a notional amount of $100 million through May 2026. This swap agreement fixes the variable portion of the interest rate on the Incremental Term Loan borrowings due 2026 from LIBOR to an average rate of 1.26%. Together with the bank margin of 1.90%, this results in a rate of 3.16% before estimated patronage payments. This derivative instrument has been designated as an interest rate cash flow hedge and qualifies for hedge accounting.
The following tables demonstrate the impact of the Company’s derivatives on the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2016 and 2015.

		Three Months Ended September 30,
	Income Statement Location	2016	2015
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive income (loss)	$259	($289)
Foreign currency option contracts	Other comprehensive income (loss)	635	(788)
Interest rate swaps	Other comprehensive income (loss)	3,529	(13,644)

Derivatives designated as a net investment hedge:
Foreign currency exchange contract	Other comprehensive income (loss)	—	1,151
Foreign currency option contracts	Other comprehensive income (loss)	—	2,084

Derivatives not designated as hedging instruments:
Foreign currency option contracts	Other operating income, net	—	847
Interest rate swaps	Interest income and miscellaneous income (expense), net	—	(1,650)

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

		Nine Months Ended September 30,
	Income Statement Location	2016	2015
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive income (loss)	$2,075	($2,597)
Foreign currency option contracts	Other comprehensive income (loss)	2,564	(4,127)
Interest rate swaps	Other comprehensive income (loss)	(25,459)	(13,644)

Derivatives designated as a net investment hedge:
Foreign currency exchange contract	Other comprehensive income (loss)	(4,606)	4,258
Foreign currency option contracts	Other comprehensive (loss) income	—	2,084

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Other operating income, net	895	—
Foreign currency option contracts	Other operating income, net	258	1,394
Interest rate swaps	Interest income and miscellaneous income (expense), net	(1,219)	4,923
During the next 12 months, the amount of the September 30, 2016 AOCI balance, net of tax, expected to be reclassified into earnings as a result of the maturation of the Company’s derivative instruments is a gain of approximately $1.8 million.
The following table contains the notional amounts of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Notional Amount
	September 30, 2016	December 31, 2015
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	$25,390	$21,250
Foreign currency option contracts	70,500	107,200
Interest rate swaps	650,000	350,000

Derivatives designated as net investment hedges:
Foreign currency option contracts	—	331,588

Derivative not designated as a hedging instrument:
Interest rate swaps	—	130,169

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table contains the fair values of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Location on Balance Sheet	Fair Value Assets / (Liabilities) (a)
		September 30, 2016	December 31, 2015
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other current assets	$1,173	$43
	Other assets	142	—
	Other current liabilities	(342)	(1,449)
	Other non-current liabilities	—	(219)
Foreign currency option contracts	Other current assets	1,909	560
	Other assets	243	408
	Other current liabilities	(173)	(1,393)
	Other non-current liabilities	(59)	(217)
Interest rate swaps	Other non-current liabilities	(35,655)	(10,197)

Derivatives designated as net investment hedges:
Foreign currency option contracts	Other current assets	—	4,630
	Other current liabilities	—	(24)

Derivative not designated as a hedging instrument:
Interest rate swaps	Other non-current liabilities	—	(8,047)

Total derivative contracts:
Other current assets		$3,082	$5,233
Other assets		385	408
Total derivative assets		$3,467	$5,641

Other current liabilities		(515)	(2,866)
Other non-current liabilities		(35,714)	(18,680)
Total derivative liabilities		($36,229)	($21,546)

(a)	See Note 13 — Fair Value Measurements for further information on the fair value of the Company’s derivatives including their classification within the fair value hierarchy.

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
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. (a)
The following table presents the carrying amount and estimated fair values of financial instruments held by the Company at September 30, 2016 and December 31, 2015, using market information and what the Company believes to be appropriate valuation methodologies under generally accepted accounting principles:

	September 30, 2016			December 31, 2015
Asset (Liability) (a)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$110,039	$110,039	—	$51,777	$51,777	—
Restricted cash (b)	1,095	1,095	—	23,525	23,525	—
Current maturities of long-term debt	(31,752)	—	(32,403)	—	—	—
Long-term debt (c)	(1,033,288)	—	(1,049,210)	(830,554)	—	(830,203)
Interest rate swaps (d)	(35,655)	—	(35,655)	(18,244)	—	(18,244)
Foreign currency exchange contracts (d)	973	—	973	(1,625)	—	(1,625)
Foreign currency option contracts (d)	1,920	—	1,920	3,964	—	3,964

(a)	The Company did not have Level 3 assets or liabilities at September 30, 2016.

(b)
Restricted cash is recorded in “Other Assets” and represents the proceeds from like-kind exchange sales deposited with a third-party intermediary and cash held in escrow for a real estate sale. See Note 17 — Restricted Deposits for additional information regarding restricted cash.

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
The Company has one qualified non-contributory defined benefit pension plan covering a portion of its employees and an unfunded plan that provides benefits in excess of amounts allowable under current tax law in the qualified plan. Currently, the pension plan is closed to new participants. Employee benefit plan liabilities are calculated using actuarial estimates and management assumptions. These estimates are based on historical information, along with certain assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause the estimates to change. In 2016, the Company has no mandatory pension contribution requirement.
The net pension and postretirement benefit costs that have been recorded are shown in the following table:

	Pension		Postretirement
	Three Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
Components of Net Periodic Benefit Cost
Service cost	$327	$371	$2	$3
Interest cost	869	830	12	13
Expected return on plan assets	(1,008)	(1,007)	—	—
Amortization of prior service cost	—	3	—	—
Amortization of losses	632	950	—	3
Net periodic benefit cost	$820	$1,147	$14	$19

	Pension		Postretirement
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Components of Net Periodic Benefit Cost
Service cost	$980	$1,113	$5	$8
Interest cost	2,606	2,489	36	39
Expected return on plan assets	(3,023)	(3,020)	—	—
Amortization of prior service cost	—	10	—	—
Amortization of losses (gains)	1,893	2,799	(12)	9
Net periodic benefit cost	$2,456	$3,391	$29	$56

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

15.	OTHER OPERATING INCOME, NET
Other operating income, net comprised the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Lease income, primarily from hunting leases	$3,769	$4,349	$13,991	$14,348
Other non-timber income	666	581	1,721	2,634
Foreign currency income (loss)	533	(149)	34	67
Gain on sale or disposal of property and equipment	58	4	81	6
Loss on foreign currency exchange and option contracts	(333)	(2,297)	(1,406)	(3,290)
Deferred payment related to a prior land sale	—	—	4,000	—
Costs related to acquisition	(91)	—	(1,306)	—
Gain on foreign currency derivatives (a)	—	—	1,153	—
Gain on sale of carbon credits	359	—	1,113	352
Miscellaneous income, net	538	367	1,486	1,450
Total	$5,499	$2,855	$20,867	$15,567

(a)	The Company used foreign exchange derivatives to mitigate the risk of fluctuations in foreign exchange rates while awaiting the capital contribution to the New Zealand JV.

16.	INVENTORY
As of September 30, 2016 and December 31, 2015, Rayonier’s inventory was solely comprised of finished goods, as follows:

	September 30, 2016	December 31, 2015
Finished goods inventory
Real estate inventory (a)	$9,464	$12,252
Log inventory	6,600	3,099
Total inventory	$16,064	$15,351

(a)	Represents cost of HBU real estate (including capitalized development investments) expected to be sold within 12 months.

17.	RESTRICTED DEPOSITS
In order to qualify for like-kind exchange (“LKE”) treatment, the proceeds from real estate sales must be deposited with a third-party intermediary. These proceeds are accounted for as restricted cash until a suitable replacement property is acquired. In the event LKE purchases are not completed, the proceeds are returned to the Company after 180 days and reclassified as available cash. As of September 30, 2016 and December 31, 2015, the Company had $1.1 million and $23.5 million, respectively, of proceeds from real estate sales classified as restricted cash in “Other Assets,” which includes cash deposited with an LKE intermediary as well as cash held in escrow for a real estate sale.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

18.	ASSETS HELD FOR SALE
During the three months ended September 30, 2016, the Company entered in to three separate contracts to sell a total of 62,100 acres of timberland in Alabama and Mississippi for $119.7 million. The basis in these properties of $47.4 million is classified as assets held for sale in the Consolidated Balance Sheet as of September 30, 2016 as the properties are expected to be sold within the next 12 months and meet the other relevant held-for-sale criteria in accordance with ASC 360-10-45-9. Two of these transactions will close in October 2016, and the remaining transaction is expected to close in January 2017.
Subsequent Event
See Note 1 — Basis of Presentation for additional information on subsequent events.

19.	ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
The following table summarizes the changes in AOCI by component for the nine months ended September 30, 2016 and the year ended December 31, 2015. All amounts are presented net of tax and exclude portions attributable to noncontrolling interest.

	Foreign currency translation gains/ (losses)	Net investment hedges of New Zealand JV	Cash flow hedges		Employee benefit plans		Total
Balance as of December 31, 2014	$25,533	($145)	($1,548)		($28,665)		($4,825)
Other comprehensive income/(loss) before reclassifications	(27,983)	6,416	(14,444)	(a)	(354)		(36,365)
Amounts reclassified from accumulated other comprehensive loss	—	—	4,400		3,287	(b)	7,687
Net other comprehensive income/(loss)	(27,983)	6,416	(10,044)		2,933		(28,678)
Balance as of December 31, 2015	($2,450)	$6,271	($11,592)		($25,732)		($33,503)
Other comprehensive income/(loss) before reclassifications	25,133	—	(22,954)	(c)	—		2,179
Amounts reclassified from accumulated other comprehensive loss	—	(4,606)	223		1,881	(b)	(2,502)
Net other comprehensive income/(loss)	25,133	(4,606)	(22,731)		1,881		(323)
Recapitalization of New Zealand JV	3,622	—	(184)		—		3,438
Balance as of September 30, 2016	$26,305	$1,665	($34,507)		($23,851)		($30,388)

(a)
Includes $10.2 million of other comprehensive loss related to interest rate swaps entered into in the third quarter 2015. See Note 12 — Derivative Financial Instruments and Hedging Activities for additional information.

(b)	This component of other comprehensive income is included in the computation of net periodic pension cost. See Note 14 — Employee Benefit Plans for additional information.

(c)	Includes $25.5 million of other comprehensive loss related to interest rate swaps. See Note 12 — Derivative Financial Instruments and Hedging Activities for additional information.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table presents details of the amounts reclassified in their entirety from AOCI to net income for the nine months ended September 30, 2016 and September 30, 2015:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the income statement
	September 30, 2016	September 30, 2015
Realized loss on foreign currency exchange contracts	$43	$3,928	Other operating income, net
Realized loss on foreign currency option contracts	502	3,149	Other operating income, net
Noncontrolling interest	(235)	(2,477)	Comprehensive income (loss) attributable to noncontrolling interest
Income tax benefit on loss from foreign currency contracts	(87)	(1,288)	Income tax (expense) benefit
Net loss from accumulated other comprehensive income	$223	$3,312

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

	CONDENSED CONSOLIDATING STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME
	For the Three Months Ended September 30, 2016
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$171,421	—	$171,421
Costs and Expenses
Cost of sales	—	—	116,624	—	116,624
Selling and general expenses	—	5,904	4,703	—	10,607
Other operating expense (income), net	—	190	(5,689)	—	(5,499)
	—	6,094	115,638	—	121,732
OPERATING (LOSS) INCOME	—	(6,094)	55,783	—	49,689
Interest expense	(3,139)	(5,150)	(255)	—	(8,544)
Interest and miscellaneous income (expense), net	2,199	694	(2,635)	—	258
Equity in income from subsidiaries	40,295	50,315	—	(90,610)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	39,355	39,765	52,893	(90,610)	41,403
Income tax benefit (expense)	—	530	(1,309)	—	(779)
NET INCOME	39,355	40,295	51,584	(90,610)	40,624
Less: Net income attributable to noncontrolling interest	—	—	1,269	—	1,269
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	39,355	40,295	50,315	(90,610)	39,355
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment, net of income tax	9,793	—	12,020	(9,791)	12,022
Cash flow hedges, net of income tax	4,044	3,530	665	(4,044)	4,195
Actuarial change and amortization of pension and postretirement plans, net of income tax	632	632	—	(632)	632
Total other comprehensive income	14,469	4,162	12,685	(14,467)	16,849
COMPREHENSIVE INCOME	53,824	44,457	64,269	(105,077)	57,473
Less: Comprehensive income attributable to noncontrolling interest	—	—	3,649	—	3,649
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$53,824	$44,457	$60,620	($105,077)	$53,824

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME
	For the Three Months Ended September 30, 2015
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$151,657	—	$151,657
Costs and Expenses
Cost of sales	—	—	116,044	—	116,044
Selling and general expenses	—	4,412	6,277	—	10,689
Other operating income, net	—	16	(2,871)	—	(2,855)
	—	4,428	119,450	—	123,878
OPERATING (LOSS) INCOME	—	(4,428)	32,207	—	27,779
Interest expense	(3,227)	(2,240)	(2,114)	—	(7,581)
Interest and miscellaneous income (expense), net	1,980	583	(4,121)	—	(1,558)
Equity in income from subsidiaries	20,916	26,647	—	(47,563)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	19,669	20,562	25,972	(47,563)	18,640
Income tax benefit (expense)	—	354	187	—	541
NET INCOME	19,669	20,916	26,159	(47,563)	19,181
Less: Net loss attributable to noncontrolling interest	—	—	(488)	—	(488)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	19,669	20,916	26,647	(47,563)	19,669
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment, net of income tax	(8,662)	(8,662)	(13,370)	17,324	(13,370)
Cash flow hedges, net of income tax	(13,954)	(13,954)	(14,120)	27,908	(14,120)
Actuarial change and amortization of pension and postretirement plans, net of income tax	890	890	117	(1,007)	890
Total other comprehensive loss	(21,726)	(21,726)	(27,373)	44,225	(26,600)
COMPREHENSIVE LOSS	(2,057)	(810)	(1,214)	(3,338)	(7,419)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(5,363)	—	(5,363)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO RAYONIER INC.	($2,057)	($810)	$4,149	($3,338)	($2,056)

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME
	For the Nine Months Ended September 30, 2016
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$567,814	—	$567,814
Costs and Expenses
Cost of sales	—	—	362,790	—	362,790
Selling and general expenses	—	11,485	20,153	—	31,638
Other operating expense (income), net	—	378	(21,245)	—	(20,867)
	—	11,863	361,698	—	373,561
OPERATING (LOSS) INCOME	—	(11,863)	206,116	—	194,253
Interest expense	(9,417)	(11,678)	(2,508)	—	(23,603)
Interest and miscellaneous income (expense), net	6,346	2,059	(9,520)	—	(1,115)
Equity in income from subsidiaries	166,719	188,588	—	(355,307)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	163,648	167,106	194,088	(355,307)	169,535
Income tax expense	—	(387)	(1,887)	—	(2,274)
NET INCOME	163,648	166,719	192,201	(355,307)	167,261
Less: Net income attributable to noncontrolling interest	—	—	3,613	—	3,613
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	163,648	166,719	188,588	(355,307)	163,648
OTHER COMPREHENSIVE INCOME (LOSS)		—
Foreign currency translation adjustment, net of income tax	20,529	(4,607)	32,653	(20,529)	28,046
Cash flow hedges, net of income tax	(22,733)	(25,458)	3,403	22,733	(22,055)
Actuarial change and amortization of pension and postretirement plans, net of income tax	1,881	1,881	—	(1,881)	1,881
Total other comprehensive (loss) income	(323)	(28,184)	36,056	323	7,872
COMPREHENSIVE INCOME	163,325	138,535	228,257	(354,984)	175,133
Less: Comprehensive income attributable to noncontrolling interest	—	—	11,808	—	11,808
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$163,325	$138,535	$216,449	($354,984)	$163,325

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF (LOSS) INCOME AND COMPREHENSIVE (LOSS) INCOME
	For the Nine Months Ended September 30, 2015
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$407,764	—	$407,764
Costs and Expenses
Cost of sales	—	—	326,966	—	326,966
Selling and general expenses	—	15,691	18,624	—	34,315
Other operating (income) expense, net	—	(445)	(15,122)	—	(15,567)
	—	15,246	330,468	—	345,714
OPERATING (LOSS) INCOME	—	(15,246)	77,296	—	62,050
Interest expense	(9,564)	(7,304)	(7,740)	—	(24,608)
Interest and miscellaneous income (expense), net	5,787	1,956	(11,993)	—	(4,250)
Equity in income from subsidiaries	39,657	58,010	—	(97,667)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	35,880	37,416	57,563	(97,667)	33,192
Income tax benefit (expense)	—	2,241	(932)	—	1,309
NET INCOME	35,880	39,657	56,631	(97,667)	34,501
Less: Net loss attributable to noncontrolling interest	—	—	(1,379)	—	(1,379)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	35,880	39,657	58,010	(97,667)	35,880
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of income tax	(37,100)	(37,100)	(53,088)	74,201	(53,087)
Cash flow hedges, net of income tax	(16,465)	(16,465)	(17,983)	32,930	(17,983)
Actuarial change and amortization of pension and postretirement plans, net of income tax	2,414	2,414	132	(2,546)	2,414
Total other comprehensive (loss) income	(51,151)	(51,151)	(70,939)	104,585	(68,656)
COMPREHENSIVE (LOSS) INCOME	(15,271)	(11,494)	(14,308)	6,918	(34,155)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(18,884)	—	(18,884)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO RAYONIER INC.	($15,271)	($11,494)	$4,576	$6,918	($15,271)

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS
	As of September 30, 2016
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$59,966	$5,320	$44,753	—	$110,039
Accounts receivable, less allowance for doubtful accounts	—	2,050	22,681	—	24,731
Inventory	—	—	16,064	—	16,064
Prepaid expenses	—	985	11,579	—	12,564
Assets held for sale	—	—	47,361	—	47,361
Other current assets	—	242	3,127	—	3,369
Total current assets	59,966	8,597	145,565	—	214,128
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	2,325,489	—	2,325,489
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS	—	—	70,324	—	70,324
NET PROPERTY, PLANT AND EQUIPMENT	—	213	10,863	—	11,076
INVESTMENT IN SUBSIDIARIES	1,339,173	2,644,299	—	(3,983,472)	—
INTERCOMPANY RECEIVABLE	23,396	(606,285)	582,889	—	—
OTHER ASSETS	3	21,937	28,441	—	50,381
TOTAL ASSETS	$1,422,538	$2,068,761	$3,163,571	($3,983,472)	$2,671,398
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	—	$2,106	$21,629	—	$23,735
Current maturities of long-term debt	31,752	—	—	—	31,752
Accrued taxes	—	(149)	7,041	—	6,892
Accrued payroll and benefits	—	3,115	3,109	—	6,224
Accrued interest	6,094	1,960	259	—	8,313
Other current liabilities	—	372	22,855	—	23,227
Total current liabilities	37,846	7,404	54,893	—	100,143
LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS	291,222	663,292	78,774	—	1,033,288
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	35,386	(684)	—	34,702
OTHER NON-CURRENT LIABILITIES	—	42,466	12,218	—	54,684
INTERCOMPANY PAYABLE	(267,715)	(18,960)	286,675	—	—
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,361,185	1,339,173	2,644,299	(3,983,472)	1,361,185
Noncontrolling interest	—	—	87,396	—	87,396
TOTAL SHAREHOLDERS’ EQUITY	1,361,185	1,339,173	2,731,695	(3,983,472)	1,448,581
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,422,538	$2,068,761	$3,163,571	($3,983,472)	$2,671,398

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
	For the Nine Months Ended September 30, 2016
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	($578)	$26,589	$137,897	—	$163,908
INVESTING ACTIVITIES
Capital expenditures	—	—	(40,246)	—	(40,246)
Real estate development investments	—	—	(4,815)	—	(4,815)
Purchase of timberlands	—	—	(353,828)	—	(353,828)
Assets purchased in business acquisition	—	—	(1,113)	—	(1,113)
Net proceeds from large disposition	—	—	126,965	—	126,965
Rayonier office building under construction	—	—	(3,933)	—	(3,933)
Change in restricted cash	—	—	22,430	—	22,430
Investment in subsidiaries	—	(285,937)	—	285,937	—
Other	—	—	444	—	444
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	—	(285,937)	(254,096)	285,937	(254,096)
FINANCING ACTIVITIES
Issuance of debt	—	548,000	146,096	—	694,096
Repayment of debt	—	(140,000)	(314,419)	—	(454,419)
Dividends paid	(92,095)	—	—	—	(92,095)
Proceeds from the issuance of common shares	889	—	—	—	889
Repurchase of common shares	(690)	—	—	—	(690)
Debt issuance costs	—	(818)	—	—	(818)
Issuance of intercompany notes	(12,000)	—	12,000	—	—
Intercompany distributions	162,107	(155,731)	279,561	(285,937)	—
Other	(139)	—	—	—	(139)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	58,072	251,451	123,238	(285,937)	146,824
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	1,626	—	1,626
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	57,494	(7,897)	8,665	—	58,262
Balance, beginning of year	2,472	13,217	36,088	—	51,777
Balance, end of period	$59,966	$5,320	$44,753	—	$110,039

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
	For the Nine Months Ended September 30, 2015
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$77,316	$92,414	$64,901	($91,228)	$143,403
INVESTING ACTIVITIES
Capital expenditures	—	(78)	(37,133)	—	(37,211)
Real estate development investments	—	—	(2,029)	—	(2,029)
Purchase of timberlands	—	—	(88,466)	—	(88,466)
Rayonier office building under construction	—	—	(369)	—	(369)
Change in restricted cash	—	—	(17,835)	—	(17,835)
Investment in subsidiaries	—	(75,946)	—	75,946	—
Other	—	—	3,039	—	3,039
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	—	(76,024)	(142,793)	75,946	(142,871)
FINANCING ACTIVITIES
Issuance of debt	—	374,000	5,027	—	379,027
Repayment of debt	—	(294,472)	(6,399)	—	(300,871)
Dividends paid	(94,280)	—	—	—	(94,280)
Proceeds from the issuance of common shares	1,322	—	—	—	1,322
Repurchase of common shares	(73,621)	—	—	—	(73,621)
Debt issuance costs	—	(1,678)	—	—	(1,678)
Intercompany distributions	—	(91,585)	76,303	15,282	—
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(166,579)	(13,735)	74,931	15,282	(90,101)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(6,234)	—	(6,234)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(89,263)	2,655	(9,195)	—	(95,803)
Balance, beginning of year	102,218	8,105	51,235	—	161,558
Balance, end of period	$12,955	$10,760	$42,040	—	$65,755

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Forward-Looking Statements
Certain statements in this document regarding anticipated financial outcomes including Rayonier’s earnings guidance, if any, business and market conditions, outlook, expected dividend rate, Rayonier’s business strategies, including expected harvest schedules, timberland acquisitions, sales of non-strategic timberlands, the anticipated benefits of Rayonier’s business strategies, and other similar statements relating to Rayonier’s future events, developments, or financial or operational performance or results, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate,” “believe,” “intend,” “project,” “anticipate” and other similar language. However, the absence of these or similar words or expressions does not mean that a statement is not forward-looking. While management believes that these forward-looking statements are reasonable when made, forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. The risk factors contained in Item 1A — Risk Factors in the 2015 Form 10-K and similar discussions included in other reports that we subsequently file with the SEC, among others, could cause actual results or events to differ materially from the Company’s historical experience and those expressed in forward-looking statements made in this document.
Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward-looking statements except as required by law. You are advised, however, to review any subsequent disclosures the Company makes on related subjects in its subsequent reports filed with the SEC.
Non-GAAP Measures
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

Our Company
We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive softwood timber growing regions in the United States and New Zealand. Our revenues, operating income and cash flows are primarily derived from the following core business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate and Trading. As of September 30, 2016, we owned or leased under long-term agreements approximately 2.3 million acres of timberlands located in the U.S. South (1.9 million acres) and U.S. Pacific Northwest (379,000 acres). We also have a 77% ownership interest in Matariki Forestry Group, a joint venture (“New Zealand JV”), that owns or leases approximately 436,000 acres (299,000 net plantable acres) of timberlands in New Zealand.
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
Industry and Market Conditions
The demand for timber is directly related to the underlying demand for pulp, paper, packaging, lumber and other wood products. The significant majority of timber sold in our Southern Timber segment is consumed domestically. With a higher proportion of pulpwood, our Southern Timber segment relies heavily on downstream markets for pulp and paper, and to a lesser extent wood pellet markets. Our Pacific Northwest segment relies primarily on domestic customers but also exports a significant volume of timber, particularly to China. Both the Southern and Pacific Northwest Timber segments rely on the strength of U.S. lumber markets as well as underlying housing starts. Our New Zealand Timber segment sells timber to domestic New Zealand wood products mills and also exports a significant portion of its volume to markets in China, Korea and India. In addition to market dynamics in the Pacific Rim, the New Zealand Timber segment is subject to foreign exchange fluctuations, which can impact the competitiveness of its products.
The Company is also subject to the risk of price fluctuations in its major cost components. The primary components of the Company's cost of sales are the cost basis of timber sold (depletion), the cost basis of real estate sold and logging and transportation costs (cut and haul). Depletion includes the amortization of capitalized costs (site preparation, planting and fertilization, real estate taxes, timberland lease payments, road and bridge construction, software and certain payroll costs). Other costs include depreciation of fixed assets and equipment, road maintenance, severance and excise taxes, fire prevention and real estate commissions and closing costs.
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

Our Timberlands
Our timber operations are disaggregated into three geographically distinct segments: Southern Timber, Pacific Northwest Timber and New Zealand Timber. The following table provides a breakdown of our timberland holdings as of September 30, 2016 and December 31, 2015:

(acres in 000s)	As of September 30, 2016			As of December 31, 2015
	Owned	Leased	Total	Owned	Leased	Total
Southern
Alabama	300	24	324	302	24	326
Arkansas	—	15	15	—	15	15
Florida	282	92	374	275	93	368
Georgia	547	109	656	571	109	680
Louisiana	145	1	146	149	1	150
Mississippi	89	—	89	91	—	91
Oklahoma	92	—	92	92	—	92
Tennessee	1	—	1	1	—	1
Texas	188	—	188	153	—	153
	1,644	241	1,885	1,634	242	1,876

Pacific Northwest
Oregon	62	—	62	6	—	6
Washington	316	1	317	366	1	367
	378	1	379	372	1	373

New Zealand (a)	179	257	436	185	254	439
Total	2,201	499	2,700	2,191	497	2,688

(a)
Represents legal acres owned and leased by the New Zealand JV, in which Rayonier owns a 77% interest. As of September 30, 2016, legal acres in New Zealand were comprised of 299,000 plantable acres and 137,000 non-productive acres.

The following tables detail activity for owned and leased acres in our timberland holdings by state from December 31, 2015 to September 30, 2016:

(acres in 000s)	Acres Owned
	December 31, 2015	Acquisitions	Sales	September 30, 2016
Southern
Alabama	302	—	(2)	300
Florida	275	7	—	282
Georgia	571	—	(24)	547
Louisiana	149	—	(4)	145
Mississippi	91	—	(2)	89
Oklahoma	92	—	—	92
Tennessee	1	—	—	1
Texas	153	38	(3)	188
	1,634	45	(35)	1,644

Pacific Northwest
Oregon	6	56	—	62
Washington	366	5	(55)	316
	372	61	(55)	378

New Zealand (a)	185	—	(6)	179
Total	2,191	106	(96)	2,201

(a)	Represents legal acres owned by the New Zealand JV, in which Rayonier has a 77% interest.

(acres in 000s)	Acres Leased
	December 31, 2015	New Leases	Expired Leases (a)	September 30, 2016
Southern
Alabama	24	—	—	24
Arkansas	15	—	—	15
Florida	93	—	(1)	92
Georgia	109	—	—	109
Louisiana	1	—	—	1
	242	—	(1)	241

Pacific Northwest
Washington	1	—	—	1

New Zealand (b)	254	3	—	257
Total	497	3	(1)	499

(a)	Includes acres previously under lease that have been harvested or sold.

(b)	Represents legal acres leased by the New Zealand JV, in which Rayonier has a 77% interest.

Results of Operations
Consolidated Results
The following table provides key financial information by segment and on a consolidated basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
Financial Information (in millions)	2016	2015	2016	2015
Sales
Southern Timber	$27.8	$34.8	$102.2	$103.0
Pacific Northwest Timber	16.1	21.6	52.3	57.8
New Zealand Timber	42.2	41.1	126.0	121.5
Real Estate
Improved Development	—	—	1.7	0.8
Unimproved Development	1.4	0.1	2.2	5.7
Rural	6.4	9.8	17.4	19.9
Non-Strategic / Timberlands	52.8	25.3	60.5	39.6
Large Dispositions	—	—	129.5	—
Total Real Estate	60.6	35.2	211.3	66.0
Trading	24.7	19.0	76.0	59.5
Total Sales	$171.4	$151.7	$567.8	$407.8

Operating Income
Southern Timber	$8.2	$10.5	$35.0	$34.7
Pacific Northwest Timber	(3.3)	3.1	(0.9)	7.4
New Zealand Timber	6.6	(0.9)	21.4	3.8
Real Estate	43.1	20.0	153.0	34.0
Trading	0.5	0.4	1.5	0.6
Corporate and other	(5.4)	(5.3)	(15.7)	(18.5)
Operating Income	49.7	27.8	194.3	62.0
Interest Expense, Interest Income and Other	(8.3)	(9.2)	(24.8)	(28.8)
Income Tax (Expense) Benefit	(0.8)	0.6	(2.2)	1.3
Net Income	40.6	19.2	167.3	34.5
Less: Net income (loss) attributable to noncontrolling interest	1.2	(0.5)	3.7	(1.4)
Net Income Attributable to Rayonier Inc.	$39.4	$19.7	$163.6	$35.9

Adjusted EBITDA (a)
Southern Timber	$18.2	$24.9	$72.1	$76.1
Pacific Northwest Timber	3.4	7.3	14.1	18.3
New Zealand Timber	12.6	6.1	40.5	26.0
Real Estate	56.6	30.9	74.0	54.6
Trading	0.5	0.4	1.5	0.6
Corporate and Other	(4.1)	(3.8)	(14.4)	(15.2)
Total Adjusted EBITDA	$87.2	$65.8	$187.8	$160.4

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended September 30,		Nine Months Ended September 30,
Southern Timber Overview	2016	2015	2016	2015
Sales Volume (in thousands of tons)
Pine Pulpwood	634	895	2,610	2,645
Pine Sawtimber	333	421	1,195	1,214
Total Pine Volume	967	1,316	3,805	3,859
Hardwood	123	100	227	222
Total Volume	1,090	1,416	4,032	4,081

Percentage Delivered Sales	32%	28%	27%	26%
Percentage Stumpage Sales	68%	72%	73%	74%

Net Stumpage Pricing (dollars per ton)
Pine Pulpwood	$17.36	$16.39	$18.34	$18.09
Pine Sawtimber	26.17	27.27	26.74	27.83
Weighted Average Pine	$20.40	$19.87	$20.98	$21.15
Hardwood	14.84	16.56	13.38	13.70
Weighted Average Total	$19.76	$19.63	$20.54	$20.77

Summary Financial Data (in millions of dollars)
Sales	$27.8	$34.8	$102.2	$103.0
Less: Cut and Haul	(6.3)	(7.0)	(19.4)	(18.3)
Net Stumpage Sales	$21.5	$27.8	$82.8	$84.7

Operating Income	$8.2	$10.5	$35.0	$34.7
(+) Depreciation, depletion and amortization	10.0	14.4	37.1	41.4
Adjusted EBITDA (a)	$18.2	$24.9	$72.1	$76.1

Other Data
Non-Timber Income (in millions of dollars) (b)	$3.9	$4.1	$13.4	$13.5
Period-End Acres (in thousands)	1,885	1,896	1,885	1,896

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

(b)	Non-Timber Income is presented net of direct charges and excludes allocated overhead.

	Three Months Ended September 30,		Nine Months Ended September 30,
Pacific Northwest Timber Overview	2016	2015	2016	2015
Sales Volume (in thousands of tons)
Pulpwood	64	100	231	218
Sawtimber	177	253	608	710
Total Volume	241	353	839	928

Sales Volume (converted to MBF)
Pulpwood	6,016	9,514	21,920	20,639
Sawtimber	24,084	34,058	80,014	92,693
Total Volume	30,100	43,572	101,934	113,332

Percentage Delivered Sales	100%	80%	93%	85%
Percentage Sawtimber Sales	74%	72%	72%	77%

Delivered Log Pricing (in dollars per ton)
Pulpwood	$40.07	$45.88	$42.85	$44.48
Sawtimber	76.69	74.33	72.80	74.11
Weighted Average Log Price	$67.02	$65.05	$64.32	$66.71

Summary Financial Data (in millions of dollars)
Sales	$16.1	$21.6	$52.3	$57.8
Less: Cut and Haul	(7.8)	(9.4)	(24.6)	(26.0)
Net Stumpage Sales	$8.3	$12.2	$27.7	$31.8

Operating Income (Loss)	($3.3)	$3.1	($0.9)	$7.4
(+) Depreciation, depletion and amortization	6.7	4.2	15.0	10.9
Adjusted EBITDA (a)	$3.4	$7.3	$14.1	$18.3

Other Data
Non-Timber Income (in millions of dollars) (b)	$0.5	$0.6	$2.1	$2.6
Period-End Acres (in thousands)	379	373	379	373
Sawtimber (in dollars per MBF)	$563	$541	$556	$573
Estimated Percentage of Export Volume	20%	20%	25%	21%

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

(b)	Non-Timber Income is presented net of direct charges and excludes allocated overhead.

	Three Months Ended September 30,		Nine Months Ended September 30,
New Zealand Timber Overview	2016	2015	2016	2015
Sales Volume (in thousands of tons)
Domestic Sawtimber (Delivered)	220	189	630	508
Domestic Pulpwood (Delivered)	99	118	285	328
Export Sawtimber (Delivered)	213	279	675	728
Export Pulpwood (Delivered)	21	19	60	50
Stumpage	—	116	10	227
Total Volume	552	721	1,658	1,841

Percentage Delivered Sales	100%	84%	100%	88%
Percentage Stumpage Sales	—	16%	—	12%

Delivered Log Pricing (in dollars per ton)
Domestic Sawtimber	$75.06	$60.12	$71.26	$65.54
Domestic Pulpwood	$32.55	$29.03	$31.30	$32.50
Export Sawtimber	$97.44	$82.42	$96.04	$89.01

Summary Financial Data (in millions of dollars)
Sales	$42.2	$41.1	$124.2	$117.3
Less: Cut and Haul	(18.3)	(18.7)	(52.1)	(53.9)
Less: Port and Freight Costs	(6.6)	(8.9)	(19.3)	(23.6)
Net Stumpage Sales	$17.3	$13.5	$52.8	$39.8

Land Sales	—	—	1.8	4.2
Total Sales	$42.2	$41.1	$126.0	$121.5

Operating Income (Loss)	$6.6	($0.9)	$21.4	$3.8
(+) Depreciation, depletion and amortization	6.0	7.0	17.3	22.2
(+) Non-cash cost of land sold	—	—	1.8	—
Adjusted EBITDA (a)	$12.6	$6.1	$40.5	$26.0

Other Data
New Zealand Dollar to U.S. Dollar Exchange Rate (b)	0.7178	0.6601	0.6897	0.7185
Net Plantable Period-End Acres (in thousands)	299	302	299	302
Domestic Sawtimber (in $NZD per tonne)	$115.03	$100.20	$113.38	$100.63
Export Sawtimber (in dollars per JAS m3)	$113.25	$96.45	$111.63	$103.93

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

(b)	Represents the average period rate.

	Three Months Ended September 30,		Nine Months Ended September 30,
Real Estate Overview	2016	2015	2016	2015
Sales (in millions of dollars)
Improved Development (a)	—	—	$1.7	$0.8
Unimproved Development	1.4	0.1	2.2	5.7
Rural	6.4	9.8	17.4	19.9
Non-Strategic / Timberlands	52.8	25.3	60.5	39.6
Large Dispositions	—	—	129.5	—
Total Sales	$60.6	$35.2	$211.3	$66.0

Acres Sold
Improved Development (a)	—	—	47	19
Unimproved Development	73	20	121	515
Rural	2,069	3,503	6,180	7,773
Non-Strategic / Timberlands	21,459	10,681	27,842	15,631
Large Dispositions	—	—	55,320	—
Total Acres Sold	23,601	14,204	89,510	23,938

Price per Acre (dollars per acre)
Improved Development (a)	—	—	$37,353	$42,281
Unimproved Development	18,500	5,000	18,302	11,043
Rural	3,082	2,796	2,797	2,563
Non-Strategic / Timberlands	2,465	2,373	2,174	2,531
Large Dispositions	—	—	2,342	—
Weighted Average (Total) (b)	$2,569	$2,480	$2,392	$2,756
Weighted Average (Adjusted) (c)	$2,569	$2,480	$2,344	$2,724

Sales (Excluding Large Dispositions)	$60.6	$35.2	$81.8	$66.0

Operating Income	$43.1	$20.0	$153.0	$34.0
(+) Depreciation, depletion and amortization	9.2	6.3	14.0	11.1
(+) Non-cash cost of land sold	4.3	4.6	8.3	9.5
(–) Large Dispositions (d)	—	—	(101.3)	—
Adjusted EBITDA (e)	$56.6	$30.9	$74.0	$54.6

(a)	Reflects land with capital invested in infrastructure improvements.

(b)	Excludes Large Dispositions.

(c)	Excludes Improved Development and Large Dispositions.

(d)
Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have any identified HBU premium relative to timberland value. On April 28, 2016, the Company completed a disposition of approximately 55,000 acres located in Washington for a sale price and gain of approximately $129.5 million and $101.3 million, respectively.

(e)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Capital Expenditures By Segment (in millions of dollars)	2016	2015	2016	2015
Timber Capital Expenditures
Southern Timber
Reforestation, silviculture and other capital expenditures	$4.0	$3.6	$11.5	$9.3
Property taxes	1.6	1.8	5.2	5.4
Lease payments	0.5	0.6	3.2	3.7
Allocated overhead	1.0	0.9	3.1	2.7
Subtotal Southern Timber	$7.1	$6.9	$23.0	$21.1
Pacific Northwest Timber
Reforestation, silviculture and other capital expenditures	1.1	0.5	4.1	4.4
Property taxes	0.1	0.1	0.4	0.4
Lease payments	—	—	—	—
Allocated overhead	0.4	0.4	1.1	1.3
Subtotal Pacific Northwest Timber	$1.6	$1.0	$5.6	$6.1
New Zealand Timber
Reforestation, silviculture and other capital expenditures	3.0	2.5	6.4	5.6
Property taxes	0.2	0.1	0.5	0.4
Lease payments	1.3	0.9	2.6	2.4
Allocated overhead	0.7	0.3	1.9	1.5
Subtotal New Zealand Timber	$5.2	$3.8	$11.4	$9.9
Total Timber Segments Capital Expenditures	$13.9	$11.7	$40.0	$37.1
Real Estate	0.1	—	0.2	0.1
Corporate	—	—	—	—
Total Capital Expenditures	$14.0	$11.7	$40.2	$37.2

Timberland Acquisitions
Southern Timber	$77.1	$0.1	$91.4	$54.5
Pacific Northwest Timber	0.1	—	262.4	34.0
New Zealand Timber	—	—	—	—
Subtotal Timberland Acquisitions	$77.2	$0.1	$353.8	$88.5

Real Estate Development Investments	$1.8	$1.1	$4.8	$2.0
Rayonier Office Building	$2.8	$0.1	$3.9	$0.4

The following tables summarize sales, operating income and Adjusted EBITDA variances for September 30, 2016 versus September 30, 2015 (millions of dollars):

Sales	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Total
Three Months Ended September 30, 2015	$34.8	$21.6	$41.1	$35.2	$19.0	$151.7
Volume/Mix	(7.2)	(6.0)	(6.0)	23.3	3.1	7.2
Price	0.2	0.5	5.7	2.1	2.5	11.0
Foreign exchange (a)	—	—	1.4	—	—	1.4
Other	—	—	—	—	0.1	0.1
Three Months Ended September 30, 2016	$27.8	$16.1	$42.2	$60.6	$24.7	$171.4

(a)	Net of currency hedging impact.

Sales	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Total
Nine Months Ended September 30, 2015	$103.0	$57.8	$121.5	$66.0	$59.5	$407.8
Volume/Mix	(0.1)	(3.6)	(1.9)	28.3	11.9	34.6
Price	(0.7)	(1.9)	10.8	(12.5)	5.5	1.2
Foreign exchange (a)	—	—	(2.2)	—	—	(2.2)
Other (b)	—	—	(2.2)	129.5	(0.9)	126.4
Nine Months Ended September 30, 2016	$102.2	$52.3	$126.0	$211.3	$76.0	$567.8

(a)	Net of currency hedging impact.

(b)	Real Estate includes $129.5 million of sales from a Large Disposition of approximately 55,000 acres of timberlands.

Operating Income	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
Three Months Ended September 30, 2015	$10.5	$3.1	($0.9)	$20.0	$0.4	($5.3)	$27.8
Volume/Mix	(3.0)	(2.6)	0.3	15.7	—	—	10.4
Price	0.2	0.6	6.6	2.1	—	—	9.5
Cost	(0.3)	(0.5)	(1.0)	0.8	0.1	(0.1)	(1.0)
Non-timber income	(0.2)	(0.1)	0.3	—	—	—	—
Foreign exchange (a)	—	—	1.2	—	—	—	1.2
Depreciation, depletion & amortization	1.0	(3.8)	0.1	1.2	—	—	(1.5)
Non-cash cost of land and improved development	—	—	—	3.3	—	—	3.3
Other	—	—	—	—	—	—	—
Three Months Ended September 30, 2016	$8.2	($3.3)	$6.6	$43.1	$0.5	($5.4)	$49.7

(a)	Net of currency hedging impact.

Operating Income	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
Nine Months Ended September 30, 2015	$34.7	$7.4	$3.8	$34.0	$0.6	($18.5)	$62.0
Volume/Mix	(0.5)	(1.8)	1.5	18.9	—	—	18.1
Price	(0.9)	(0.7)	17.7	(12.4)	—	—	3.7
Cost	(1.9)	(0.1)	(0.5)	0.2	1.7	2.9	2.3
Non-timber income	(0.1)	(0.6)	(1.6)	—	(0.8)	—	(3.1)
Foreign exchange (a)	—	—	(0.2)	—	—	—	(0.2)
Depreciation, depletion & amortization	3.7	(5.1)	0.3	1.7	—	(0.1)	0.5
Non-cash cost of land and improved development	—	—	(1.8)	5.3	—	—	3.5
Other (b)	—	—	2.2	105.3	—	—	107.5
Nine Months Ended September 30, 2016	$35.0	($0.9)	$21.4	$153.0	$1.5	($15.7)	$194.3

(a)	Net of currency hedging impact.

(b)
Real Estate includes $101.3 million of operating income from a Large Disposition of approximately 55,000 acres of timberlands and a $4.0 million receipt of a deferred payment related to a prior land sale.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
Three Months Ended September 30, 2015	$24.9	$7.3	$6.1	$30.9	$0.4	($3.8)	$65.8
Volume/Mix	(6.4)	(3.9)	(1.4)	22.8	—	—	11.1
Price	0.2	0.6	6.6	2.1	—	—	9.5
Cost	(0.3)	(0.5)	(1.0)	0.8	0.1	(0.3)	(1.2)
Non-timber income	(0.2)	(0.1)	0.3	—	—	—	—
Foreign exchange (b)	—	—	1.9	—	—	—	1.9
Other	—	—	0.1	—	—	—	0.1
Three Months Ended September 30, 2016	$18.2	$3.4	$12.6	$56.6	$0.5	($4.1)	$87.2

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators below.

(b)	Net of currency hedging impact.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
Nine Months Ended September 30, 2015	$76.1	$18.3	$26.0	$54.6	$0.6	($15.2)	$160.4
Volume/Mix	(1.1)	(2.8)	(0.3)	27.6	—	—	23.4
Price	(0.9)	(0.7)	17.7	(12.4)	—	—	3.7
Cost	(1.9)	(0.1)	(0.5)	0.2	1.7	0.8	0.2
Non-timber income	(0.1)	(0.6)	(1.6)	—	(0.8)	—	(3.1)
Foreign exchange (b)	—	—	(0.9)	—	—	—	(0.9)
Other (c)	—	—	0.1	4.0	—	—	4.1
Nine Months Ended September 30, 2016	$72.1	$14.1	$40.5	$74.0	$1.5	($14.4)	$187.8

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators below.

(b)	Net of currency hedging impact.

(c)	Real Estate includes the receipt of a $4.0 million deferred payment related to a prior land sale.

Southern Timber
Third quarter sales of $27.8 million decreased $7.0 million, or 20%, versus the prior year period. Harvest volumes decreased 23% to 1.09 million tons versus 1.42 million tons in the prior year period. This decrease in harvest volumes was driven by wet weather in the Gulf states, which restricted our ability to harvest in that region, and curtailed harvest activity in certain eastern markets in response to softer market conditions resulting from dry weather and higher mill inventories. Average sawtimber stumpage prices decreased 4% to $26.17 per ton versus $27.27 per ton in the prior year period, while average pulpwood stumpage prices increased 6% to $17.36 per ton versus $16.39 per ton in the prior year period. The decrease in average sawtimber prices was driven by mix, specifically heavy rainfall resulting in decreased volume in one of the Company’s higher-priced sawtimber regions. The increase in average pulpwood prices was also driven by mix, as an increased proportion of volume came from higher-priced regions. Overall, weighted-average stumpage prices (including hardwood) increased 1% to $19.76 per ton versus $19.63 per ton in the prior year period. Operating income of $8.2 million decreased $2.3 million versus the prior year period due to lower volumes ($3.0 million), higher overhead and road maintenance costs ($0.3 million) and lower non-timber income ($0.2 million), which were partially offset by lower depletion rates ($1.0 million) and higher weighted-average stumpage prices ($0.2 million). Third quarter Adjusted EBITDA of $18.2 million was $6.7 million below the prior year period.
Year-to-date sales of $102.2 million decreased $0.8 million, or 1%, versus the prior year period. Harvest volumes decreased 1% to 4.03 million tons versus 4.08 million tons in the prior year period. This decrease in harvest volumes was driven by extreme wet weather conditions in certain markets. Average pulpwood stumpage prices increased 1% to $18.34 per ton versus $18.09 per ton in the prior year period, while average sawtimber stumpage prices decreased 4% to $26.74 per ton versus $27.83 per ton in the prior year period. The decrease in average sawtimber prices was driven by mix, specifically a significant reduction in volume from one of the Company’s higher-priced sawtimber regions. Average pulpwood prices continued to be well above south-wide benchmarks due to strong pricing in our core markets, particularly along the East Coast. Overall, weighted average stumpage prices (including hardwood) decreased 1% to $20.54 per ton versus $20.77 per ton in the prior year period. Operating income of $35.0 million increased $0.3 million versus the prior year period due to lower depletion rates ($3.7 million), partially offset by higher road maintenance, leased land reforestation expense and overhead costs ($1.2 million), other expense ($0.7 million), lower prices ($0.9 million), lower volumes ($0.5 million) and lower non-timber income ($0.1 million). Year-to-date Adjusted EBITDA of $72.1 million was $4.0 million below the prior year period.
Pacific Northwest Timber
Third quarter sales of $16.1 million decreased $5.5 million, or 25%, versus the prior year period. Harvest volumes decreased 32% to 241,000 tons versus 353,000 tons in the prior year period, as additional volume from our Oregon acquisition was more than offset by harvest curtailments in Washington in response to weaker than expected export market conditions in the beginning of the quarter. Average delivered sawtimber prices increased 3% to $76.69 per ton versus $74.33 per ton in the prior year period, while average delivered pulpwood prices decreased 13% to $40.07 per ton versus $45.88 per ton in the prior year period. The increase in average sawtimber prices was due to an overall strengthening of export and domestic sawtimber markets, combined with additional volume from Oregon, which generally commands a higher sawtimber price than Washington. The decrease in pulpwood prices was due to the increased availability of wood chips in certain market areas. Operating loss of $3.3 million versus operating income of $3.1 million in the prior year period was primarily due to higher depletion rates resulting from our Oregon acquisition ($3.8 million), lower volumes ($2.6 million), higher overhead and severance taxes ($0.5 million) and lower non-timber income ($0.1 million), which were partially offset by higher prices ($0.6 million). Third quarter Adjusted EBITDA of $3.4 million was $3.9 million below the prior year period.
Year-to-date sales of $52.3 million decreased $5.5 million, or 9%, versus the prior year period. Harvest volumes decreased 10% to 839,000 tons versus 928,000 tons in the prior year period. Average delivered sawtimber prices decreased 2% to $72.80 per ton versus $74.11 per ton in the prior year period, while average delivered pulpwood prices decreased 4% to $42.85 per ton versus $44.48 per ton in the prior year period. The decrease in average sawtimber prices was driven by continued weak demand in export markets and reduced local sawmill capacity, while the decrease in average pulpwood prices was driven by a reduction in market prices as more chip residuals entered the market from increased sawmill activity. Operating loss of $0.9 million versus operating income of $7.4 million in the prior year period was primarily due to higher depletion rates ($5.1 million), lower volumes ($1.8 million), lower prices ($0.7 million), lower non-timber income ($0.6 million) and higher road maintenance, sales and engineering costs ($0.1 million). Year-to-date Adjusted EBITDA of $14.1 million was $4.2 million below the prior year period.

New Zealand Timber
Third quarter sales of $42.2 million increased $1.1 million, or 3%, versus the prior year period. Harvest volumes decreased 23% to 552,000 tons versus 721,000 tons in the prior year period. Average delivered prices for export sawtimber increased 18% to $97.44 per ton versus $82.42 per ton in the prior year period, while average delivered prices for domestic sawtimber increased 25% to $75.06 per ton versus $60.12 per ton in the prior year period. The increase in export sawtimber prices was primarily due to stronger demand from China. The increase in domestic sawtimber prices (in U.S. dollar terms) was driven primarily by strong demand for construction materials and the rise in the NZ$/US$ exchange rate (US$0.72 per NZ$1.00 versus US$0.66 per NZ$1.00). Excluding the impact of foreign exchange rates, domestic sawtimber prices increased 15% from the prior year period. Operating income of $6.6 million increased $7.5 million versus the prior year period due to higher prices ($6.6 million), changes in volume/mix ($0.3 million), lower depletion rates ($0.1 million), favorable changes in foreign exchange impacts ($1.2 million) and higher carbon credit sales ($0.3 million), which were partially offset by higher forest management and overhead costs ($1.0 million). Third quarter Adjusted EBITDA of $12.6 million was $6.5 million above the prior year period.
Year-to-date sales of $126.0 million increased $4.5 million, or 4%, versus the prior year period. Harvest volumes decreased 10% to 1.66 million tons versus 1.84 million tons in the prior year period. Average delivered prices for export sawtimber increased 8% to $96.04 per ton versus $89.01 per ton in the prior year period, while average delivered prices for domestic sawtimber increased 9% to $71.26 per ton versus $65.54 per ton in the prior year period. The increase in export sawtimber prices was primarily due to stronger demand from China, while the increase in domestic sawtimber prices (in U.S. dollar terms) was driven primarily by stronger demand for construction material, partially offset by the fall in the NZ$/US$ exchange rate (US$0.69 per NZ$1.00 versus US$0.72 per NZ$1.00). Excluding the impact of foreign exchange rates, domestic sawtimber prices increased 13% from the prior year period. Operating income of $21.4 million increased $17.6 million versus the prior year period due to higher prices ($17.7 million), higher carbon sales ($0.8 million), favorable mix/volumes ($1.5 million) and lower depletion rates ($0.3 million), which were partially offset by changes in foreign exchange impacts ($0.2 million), change in land sales ($1.7 million), lower non-timber income ($0.3 million) and higher forest management costs ($0.5 million). Year-to-date Adjusted EBITDA of $40.5 million was $14.5 million above the prior year period.
Real Estate
Third quarter sales of $60.6 million increased $25.4 million versus the prior year period, while operating income of $43.1 million increased $23.1 million versus the prior year period. Sales and operating income increased in the third quarter due to higher volumes (23,601 acres sold versus 14,204 acres sold in the prior year period), and a 4% increase in weighted average prices ($2,569 per acre versus $2,480 per acre in the prior year period). Third quarter Adjusted EBITDA of $56.6 million was $25.7 million above the prior year period.
Year-to-date sales of $211.3 million increased $145.3 million versus the prior year period, while operating income of $153.0 million increased $119.0 million versus the prior year period. Year-to-date sales and operating income include $129.5 million and $101.3 million, respectively, of a Large Disposition. Sales and operating income increased in the first nine months due to higher volumes (89,510 acres sold versus 23,938 acres sold in the prior year period), partially offset by lower weighted average prices ($2,361 per acre versus $2,756 per acre in the prior year period). Year-to-date operating income also increased due to the receipt of a $4.0 million deferred payment with respect to a prior land sale.
Unimproved Development third quarter sales of $1.4 million were comprised of a 73-acre tract in St. John’s County, Florida for approximately $18,500 per acre. Rural sales of $6.4 million were comprised of 2,069 acres at an average price of $3,082 per acre. Non-strategic / Timberland sales of $52.8 million were comprised of 21,459 acres at an average price of $2,465 per acre, including 17,772 acres in Georgia for $2,720 per acre.
Year-to-date Adjusted EBITDA of $74.0 million was $19.4 million above the prior year period.

Trading
Third quarter sales of $24.7 million increased $5.7 million versus the prior year period due to higher volumes and prices. Sales volumes increased 16% to 269,000 tons versus 231,000 tons in the prior year period. Average prices increased 11% to $91.80 per ton versus $82.45 per ton in the prior year period. The increases in both volumes and prices were primarily due to stronger demand from China. Operating income of $0.5 million increased $0.1 million versus the prior year period.
Year-to-date sales of $76.0 million increased $16.5 million versus the prior year period due to higher volumes and prices. Sales volumes increased 20% to 816,000 tons versus 679,000 tons in the prior year period. Average prices increased 8% to $93.18 per ton versus $86.50 per ton in the the prior year period. The increase in both volume and price was primarily due to stronger demand from China. Operating income of $1.5 million increased $0.8 million versus the prior year period.
Other Items
Corporate and Other Expense/Eliminations
Third quarter corporate and other operating expenses of $5.4 million increased $0.1 million versus the prior year period due to increased selling, general and administrative expenses ($0.2 million) and timberland transaction costs ($0.2 million), which were partially offset by lower costs related to shareholder litigation ($0.3 million). Year-to-date corporate and other operating expense of $18.5 million decreased $2.8 million versus the prior year period primarily due to lower selling, general and administrative expenses ($2.6 million), a gain on foreign currency derivatives ($1.2 million) and lower costs related to shareholder litigation ($0.9 million), which were partially offset by timberland transaction costs ($1.3 million) and other minor variances ($0.6 million). Costs related to shareholder litigation include expenses incurred as a result of the securities litigation, the shareholder derivative demands and the Securities and Exchange Commission investigation. See Note 10 — Contingencies in the 2015 Form 10-K.
Interest Expense
Third quarter interest expense of $8.5 million increased $0.9 million versus the prior year period due to higher outstanding debt, partially offset by lower average rates and $0.4 million of expense related to the write-off of capitalized financing costs in the prior year period. Year-to-date interest expense of $23.6 million decreased $1.0 million versus the prior year period primarily due to lower rates on the term credit agreement entered into in the third quarter of 2015, partially offset by higher outstanding debt.
Income Tax Benefit (Expense)
Third quarter and year-to-date income tax expense of $0.8 million and $2.2 million, respectively, was principally related to the New Zealand JV.
Share Repurchases
During the first quarter, the Company repurchased $0.7 million of common stock at an average price of $19.59 per share and did not repurchase any common stock in the second or third quarters. As of September 30, 2016, the Company had 122.9 million shares of common stock outstanding and $99.3 million remaining on its current share repurchase authorization.
Outlook
Based on our strong results for the first nine months and expectations for the balance of the year, we now anticipate full-year Adjusted EBITDA of $228 to $235 million, well above our prior guidance of $195 to $215 million. We continue to expect relatively flat prices in our Southern Timber and Pacific Northwest Timber segments for the remainder of the year, and we will continue to adjust harvest levels as appropriate to maximize the long-term value of our assets. In our New Zealand Timber segment, we expect continued strong performance driven by solid demand in both domestic and export markets. In our Real Estate segment, following an extraordinarily strong third quarter, we expect relatively light closings in the fourth quarter. We continue to be encouraged by interest in our Wildlight development project north of Jacksonville, Florida.

Liquidity and Capital Resources
Our principal source of cash is cash flow from operations, primarily the harvesting of timber and sales of real estate. As a REIT, our main use of cash is dividends. We also use cash to maintain the productivity of our timberlands through replanting and silviculture. Our operations have generally produced consistent cash flow and required limited capital resources. Short-term borrowings have helped fund working capital needs while acquisitions of timberlands generally require funding from external sources or asset dispositions.
Summary of Liquidity and Financing Commitments

	September 30,	December 31,
(millions of dollars)	2016	2015
Cash and cash equivalents	$110.0	$51.8
Total debt	1,065.0	830.6
Shareholders’ equity	1,448.6	1,361.7
Total capitalization (total debt plus equity)	2,513.6	2,192.3
Debt to capital ratio	42%	38%
Net debt to enterprise value (a)	23%	22%

(a)	Enterprise value is calculated as the number of shares outstanding multiplied by the Company’s share price plus net debt as of September 30, 2016 and December 31, 2015.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2016 and 2015.

(millions of dollars)	2016	2015
Cash provided by (used for):
Operating activities	$163.9	$143.4
Investing activities	(254.1)	(142.9)
Financing activities	146.8	(90.1)
Cash Provided by Operating Activities
The increase in cash provided by operating activities in 2016 was primarily attributable to higher operating results, partially offset by changes in working capital.
Cash Used for Investing Activities
Cash used for investing activities increased $111.2 million compared to 2015 primarily due to an increase in timberland acquisitions of $265.4 million, an increase in capital expenditures of $3.0 million, an increase in real estate development investments of $2.8 million and an increase in spending on the construction of the Company’s office building of $3.6 million. This amount was partially offset by net proceeds from a Large Disposition of $127.0 million and a change in restricted cash of $40.3 million.
Cash Provided by (Used for) Financing Activities
Cash provided by financing activities increased $236.9 million from the prior year period due to an increase in net debt issuances of $162.4 million, a decrease in common shares repurchases of $72.9 million and a decrease in dividends paid of $2.2 million.

Expected 2016 Expenditures
As part of Wildlight, our mixed-use community development project located north of Jacksonville at the interchange of I-95 and State Road A1A, we are constructing an office building expected to cost approximately $13 million. Of the $13 million, we expect to incur $8 million in 2016 and $5 million in 2017. The new office will allow consolidation of three leased offices in Jacksonville and Fernandina Beach, Florida into one location and also serve as a catalyst for the Company’s mixed-use development project.
Capital expenditures in 2016 are expected to be between $60 and $65 million, excluding capital expenditures related to the office building and any strategic timberland acquisitions we may make. Capital expenditures are expected to be comprised primarily of seedling planting, fertilization and other silvicultural activities, property taxes, lease payments, allocated overhead and other capitalized costs. Aside from capital expenditures, we may also acquire timberland as we actively evaluate acquisition opportunities. Real estate development investments in 2016 are expected to be approximately $10 million.
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

Performance and Liquidity Indicators
The discussion below is presented to enhance the reader’s understanding of our operating performance, liquidity, ability to generate cash and satisfy rating agency and creditor requirements. This information includes two measures of financial results: Adjusted Earnings before Interest, Taxes, Depreciation, Depletion and Amortization (“Adjusted EBITDA”) and Cash Available for Distribution (“CAD”). These measures are not defined by Generally Accepted Accounting Principles (“GAAP”), and the discussion of Adjusted EBITDA and CAD is not intended to conflict with or change any of the GAAP disclosures described above.
Management uses CAD as a liquidity measure. CAD is a non-GAAP measure that management uses to measure cash generated during a period that is available for dividend distribution, repurchase of the Company’s common shares, debt reduction and strategic acquisitions. We define CAD as cash provided by operating activities adjusted for capital spending (excluding timberland acquisitions and spending on the Company’s office building) and working capital and other balance sheet changes. CAD is not necessarily indicative of the CAD that may be generated in future periods.
Management uses Adjusted EBITDA as a performance measure. Adjusted EBITDA is a non-GAAP measure that management uses to make strategic decisions about the business and that investors can use to evaluate the operational performance of the assets under management. It removes the impact of specific items that management believes do not directly reflect the core business operations on an ongoing basis. We define Adjusted EBITDA as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of land and improved development, costs related to shareholder litigation, the gain on foreign currency derivatives and Large Dispositions. Costs related to shareholder litigation include expenses incurred as a result of the securities litigation, the shareholder derivative demands and the Securities and Exchange Commission investigation. See Note 10—Contingencies in the 2015 Form 10-K.

We reconcile Adjusted EBITDA to Net Income for the consolidated Company and to Operating Income for the Segments, as those are the most comparable GAAP measures for each. The following table provides a reconciliation of Net Income to Adjusted EBITDA for the respective periods (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Income to Adjusted EBITDA Reconciliation
Net income	$40.6	$19.2	$167.3	$34.5
Interest, net	8.3	9.1	24.8	28.8
Income tax expense (benefit)	0.8	(0.6)	2.2	(1.3)
Depreciation, depletion and amortization	32.0	32.0	83.7	85.8
Non-cash cost of land and improved development	4.3	4.6	10.1	9.5
Costs related to shareholder litigation (a)	1.2	1.5	2.2	3.1
Gain on foreign currency derivatives (b)	—	—	(1.2)	—
Large Dispositions (c)	—	—	(101.3)	—
Adjusted EBITDA	$87.2	$65.8	$187.8	$160.4

	2016
	Guidance			Prior Guidance
Net Income to Adjusted EBITDA Reconciliation
Net income	$208.0	-	$214.0	$45.0	-	$55.0
Interest, net	33.0	-	33.2	28.5	-	29.3
Income tax expense (benefit)	2.5	-	3.5	0.5	-	1.7
Depreciation, depletion and amortization	113.0	-	115.0	104.0	-	109.0
Non-cash cost of land and improved development	10.0	-	12.0	15.0	-	17.0
Costs related to shareholder litigation (a)	2.7	-	3.5	2.0	-	3.0
Gain on foreign currency derivatives (b)	(1.2)	-	(1.2)	—		—
Large Dispositions (c)	(140.0)	-	(145.0)	—		—
Adjusted EBITDA	$228.0	-	$235.0	$195.0	-	$215.0

(a)
Costs related to shareholder litigation include expenses incurred as a result of the securities litigation, the shareholder derivative demands and the Securities and Exchange Commission investigation. See Note 10—Contingencies in the 2015 Form 10-K.

(b)
Gain on foreign currency derivatives is the gain resulting from the foreign exchange derivatives the Company used to mitigate the risk of fluctuations in foreign exchange rates while awaiting the capital contribution to the New Zealand JV.

(c)
Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have any identified HBU premium relative to timberland value. On April 28, 2016, the Company completed a disposition of approximately 55,000 acres located in Washington for a sale price and gain of approximately $129.5 million and $101.3 million, respectively.

The following tables provide a reconciliation of Operating Income by segment to Adjusted EBITDA by segment for the respective periods (in millions of dollars):

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and other	Total
September 30, 2016
Operating income (loss)	$8.2	($3.3)	$6.6	$43.1	$0.5	($5.4)	$49.7
Depreciation, depletion and amortization	10.0	6.7	6.0	9.2	—	0.1	32.0
Non-cash cost of land and improved development	—	—	—	4.3	—	—	4.3
Costs related to shareholder litigation (a)	—	—	—	—	—	1.2	1.2
Adjusted EBITDA	$18.2	$3.4	$12.6	$56.6	$0.5	($4.1)	$87.2

September 30, 2015
Operating income (loss)	$10.5	$3.1	($0.9)	$20.0	$0.4	($5.3)	$27.8
Non-operating expense	—	—	—	—	—	(0.1)	(0.1)
Depreciation, depletion and amortization	14.4	4.2	7.0	6.3	—	0.1	32.0
Non-cash cost of land and improved development	—	—	—	4.6	—	—	4.6
Costs related to shareholder litigation (a)	—	—	—	—	—	1.5	1.5
Adjusted EBITDA	$24.9	$7.3	$6.1	$30.9	$0.4	($3.8)	$65.8

(a)
Costs related to shareholder litigation include expenses incurred as a result of the securities litigation, the shareholder derivative demands and the Securities and Exchange Commission investigation. See Note 10—Contingencies in the 2015 Form 10-K.

Nine Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and other	Total
September 30, 2016
Operating income (loss)	$35.0	($0.9)	$21.4	$153.0	$1.5	($15.7)	$194.3
Depreciation, depletion and amortization	37.1	15.0	17.3	14.0	—	0.3	83.7
Non-cash cost of land and improved development	—	—	1.8	8.3	—	—	10.1
Costs related to shareholder litigation (a)	—	—	—	—	—	2.2	2.2
Gain on foreign currency derivatives (b)	—	—	—	—	—	(1.2)	(1.2)
Large Dispositions (c)	—	—	—	(101.3)	—	—	(101.3)
Adjusted EBITDA	$72.1	$14.1	$40.5	$74.0	$1.5	($14.4)	$187.8

September 30, 2015
Operating income (loss)	$34.7	$7.4	$3.8	$34.0	$0.6	($18.5)	$62.0
Depreciation, depletion and amortization	41.4	10.9	22.2	11.1	—	0.2	85.8
Non-cash cost of land and improved development	—	—	—	9.5	—	—	9.5
Costs related to shareholder litigation (a)	—	—	—	—	—	3.1	3.1
Adjusted EBITDA	$76.1	$18.3	$26.0	$54.6	$0.6	($15.2)	$160.4

(a)
Costs related to shareholder litigation include expenses incurred as a result of the securities litigation, the shareholder derivative demands and the Securities and Exchange Commission investigation. See Note 10—Contingencies in the 2015 Form 10-K.

(b)
Gain on foreign currency derivatives is the gain resulting from the foreign exchange derivatives used by the Company to mitigate the risk of fluctuations in foreign exchange rates while awaiting the capital contribution to the New Zealand JV.

(c)
Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have any identified HBU premium relative to timberland value. On April 28, 2016, the Company completed a disposition of approximately 55,000 acres located in Washington for a sale price and gain of approximately $129.5 million and $101.3 million, respectively.

The following table provides a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Nine Months Ended September 30,
	2016	2015
Cash provided by operating activities	$163.9	$143.4
Capital expenditures (a)	(40.2)	(37.2)
Working capital and other balance sheet changes	(0.2)	(5.3)
CAD	123.5	100.9
Mandatory debt repayments	—	(131.0)
CAD after mandatory debt repayments	$123.5	($30.1)

Cash used for investing activities	($254.1)	($142.9)
Cash provided by (used for) financing activities	$146.8	($90.1)

(a)
Capital expenditures exclude timberland acquisitions of $353.8 million and $88.5 million and spending on the Rayonier office building of $3.9 million and $0.4 million during the nine months ended September 30, 2016 and September 30, 2015, respectively.

Liquidity Facilities
Incremental Term Loan Agreement
On April 28, 2016, the Company entered into an incremental term loan agreement with CoBank, ACB, as administrative agent, and a syndicate of Farm Credit institutions to provide a 10-year, $300 million incremental term loan. Proceeds from the new term loan were used to fund Rayonier’s portion of the Menasha acquisition net of the proceeds received from the Washington disposition, to repay approximately $105 million outstanding on the Company’s revolving credit facility and for general corporate purposes. The Company has entered into an interest rate swap transaction to fix the cost of the term loan over its 10-year term. The periodic interest rate on the incremental term loan agreement is LIBOR plus 1.900%. The Company receives annual patronage payments, which are profit distributions made by a cooperative to its member-users based on the quantity or value of business done with the member-user. The Company estimates the effective interest rate for the third quarter was approximately 2.8% after consideration of the estimated patronage payments and interest rate swaps.
Term Credit Agreement
On August 5, 2015, the Company entered into a credit agreement with CoBank, ACB, as administrative agent, and a syndicate of Farm Credit institutions and other commercial banks to provide $550 million of new credit facilities, including a nine-year $350 million term loan facility. The Company has entered into an interest rate swap transaction to fix the cost of the term loan facility over its nine-year term. The periodic interest rate on the term credit agreement is LIBOR plus 1.625%. The Company estimates the effective interest rate for the third quarter was approximately 3.3% after consideration of the estimated patronage payments and interest rate swaps.
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
Net borrowings of $25.0 million were made during the third quarter of 2016 on the revolving credit facility. At September 30, 2016, the Company had available borrowings of $169.5 million, net of $5.5 million to secure its outstanding letters of credit, under the revolving credit facility.

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
In June 2016, the New Zealand JV entered into a 12-month NZ$20.0 million working capital facility and an 18-month NZ$20.0 million working capital facility, replacing the previous NZ$40.0 million facility that expired in June 2016.
During the nine months ended September 30, 2016, the New Zealand JV made additional borrowings and repayments of $146.1 million on its working capital facility. Additional draws totaling $29.2 million remain available on the working capital facility. In addition, the New Zealand JV paid $2.6 million of its shareholder loan held with the non-controlling interest party.
See Note 5 – Debt for additional information on these agreements and other outstanding debt, as well as for information on covenants that must be met in connection with our mortgage notes, term credit agreement and the revolving credit facility.

Off-Balance Sheet Arrangements
See Note 10 — Guarantees for details on the letters of credit, surety bonds and guarantees as of September 30, 2016.

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
The following table aggregates our contractual financial obligations as of September 30, 2016 and anticipated cash spending by period:

Contractual Financial Obligations (in millions)	Total	Payments Due by Period
		Remaining 2016	2017-2018	2019-2020	Thereafter
Long-term debt (a)	$1,037	—	—	$40	$997
Current maturities of long-term debt (b)	32	—	32	—	—
Interest payments on long-term debt (c)	199	7	56	55	81
Operating leases — timberland	204	4	20	17	163
Operating leases — PP&E, offices	6	1	2	1	2
Commitments — derivatives (d)	76	3	18	18	37
Commitments — other (e)	8	3	5	—	—
Total contractual cash obligations	$1,562	$18	$133	$131	$1,280

(a)
The book value of long-term debt, net of deferred financing costs, is currently recorded at $1,033.3 million on the Company’s Consolidated Balance Sheet, but upon maturity the liability will be $1,037.0 million.

(b)	The book value of our current maturities of long-term debt is currently recorded at $31.8 million on the Company’s Consolidated Balance Sheet, but upon maturity the liability will be $31.5 million.

(c)	Projected interest payments for variable rate debt were calculated based on outstanding principal amounts and interest rates as of September 30, 2016.

(d)
Commitments represent payments expected to be made on derivative financial instruments (foreign exchange contracts and interest rate swaps). See Note 12 — Derivative Financial Instruments and Hedging Activities.

(e)	Commitments include payments expected to be made on the construction of the Company’s office building.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
As of September 30, 2016 we had $690 million of U.S. long-term variable rate debt. Our primary interest rate exposure on variable rate debt results from changes in LIBOR. However, we use interest rate swaps to manage our exposure to interest rate movements on our term credit agreement by swapping existing borrowings from floating rates to fixed rates. The notional amount of outstanding interest rate swap contracts at September 30, 2016 was $650 million. The term credit agreement and associated interest rate swaps mature in August 2024 and the incremental term loan agreement and associated interest rate swaps mature in May 2026. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in a corresponding increase/decrease of approximately $0.4 million in interest payments and expense over a 12 month period.
The fair market value of our U.S. long-term fixed interest rate debt is also subject to interest rate risk. The estimated fair value of our long-term fixed-rate debt at September 30, 2016 was $337 million compared to the $325 million principal amount. We use interest rates of debt with similar terms and maturities to estimate the fair value of our debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at September 30, 2016 would result in a corresponding decrease/increase in the fair value of our long-term fixed-rate debt of approximately $17 million.
We estimate the periodic effective interest rate on U.S. long-term fixed and variable rate debt for the third quarter was approximately 3.3% after consideration of interest rate swaps and estimated patronage payments, excluding unused commitment fees on the revolving credit facility.
The functional currency of the Company’s New Zealand-based operations and New Zealand JV is the New Zealand dollar. Through these operations and our ownership in the New Zealand JV, we are exposed to foreign currency risk on cash held in foreign currencies and on foreign export sales and ocean freight payments that are predominantly denominated in U.S. dollars. To mitigate these risks, the New Zealand JV routinely enters into foreign currency exchange contracts and foreign currency option contracts to hedge a portion of the New Zealand JV’s foreign exchange exposure. At September 30, 2016, the New Zealand JV had foreign currency exchange contracts with a notional amount of $25 million and foreign currency option contracts with a notional amount of $71 million outstanding. The amount hedged represents 40% of forecast U.S. dollar denominated harvesting sales proceeds over the next 18 months and 31% of log trading sales proceeds over the next 3 months.

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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of September 30, 2016.
In the quarter ended September 30, 2016, based upon the evaluation required by paragraph (d) of SEC Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth in Note 9—Contingencies in the “Notes to the Consolidated Financial Statements” under Item 1 of Part I of this Report is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In February 2016, the Board of Directors approved the repurchase of up to $100 million of Rayonier’s common shares (the “share repurchase program”) to be made at management’s discretion. The program has no time limit and may be suspended or discontinued at any time. There were no shares repurchased under this program in the third quarter of 2016 and there was $99.3 million, or approximately 3,741,915 shares based on the period end closing stock price of $26.54, available for repurchase as of September 30, 2016.
In 1996, we began a Common Share repurchase program (the “1996 anti-dilutive program”) to minimize the dilutive effect of our employee incentive stock plans on earnings per share. This program limits the number of shares that may be purchased each year to the greater of 1.5% of outstanding shares at the beginning of the year or the number of incentive shares issued to employees during the year. In October 2000, July 2003 and October 2011, our Board of Directors authorized the purchase of additional shares in the program totaling 2.1 million shares. None of these shares have expiration dates. There were no shares repurchased under this program in the third quarter of 2016 and there were 3,776,612 shares available for purchase at September 30, 2016.
The following table provides information regarding our purchases of Rayonier common stock during the quarter ended September 30, 2016:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (c)
July 1 to July 31	27	$26.96	—	7,518,527
August 1 to August 31	—	—	—	7,518,527
September 1 to September 30	—	—	—	7,518,527
Total	27		—

(a)
Includes 27 shares of the Company’s common stock purchased in July from employees in non-open market transactions. The shares of stock were sold by current employees of the Company in exchange for cash that was used to pay withholding taxes associated with the vesting of restricted stock awards under the Company’s stock incentive plan. The price per share surrendered is based on the closing price of the company’s stock on the respective vesting dates of the awards.

(b)	Purchases made in open-market transactions under the $100 million share repurchase program announced on February 10, 2016.

(c)	Maximum number of shares authorized to be purchased as of September 30, 2016 include 3,776,612 under the 1996 anti-dilutive program and approximately 3,741,915 under the share repurchase program.

Item 6.	Exhibits

10.1	Amendment to Rayonier Investment and Savings Plan for Salaried Employees (the “Plan”) effective as of January 1, 2017.	Filed herewith
10.2	First Amendment to the Retirement Plan for Salaried Employees of Rayonier Inc. effective as of December 31, 2016.	Filed herewith
10.3	Amended and Restated Executive Severance Pay Plan effective as of December 31, 2016.*	Filed herewith
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2016 and 2015; (ii) the Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015; (iii) the Consolidated Statements of Shareholders’ Equity for the Nine Months Ended September 30, 2016 and the Years Ended December 31, 2015 and 2014; (iv) the Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015; and (v) the Notes to Consolidated Financial Statements.

Filed herewith

* Management contract or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER INC.
(Registrant)

By:	/s/ APRIL TICE
April Tice Director, Financial Services and Corporate Controller (Duly Authorized Officer, Principal Accounting Officer)
Date: November 4, 2016