Form 10-K
period 2016-12-31
RAYONIER INC
filed 2017-02-24
CIK 52827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
YES ☐        NO  ☒

The aggregate market value of the Common Shares of the registrant held by non-affiliates at the close of business on June 30, 2016 was $3,213,884,725 based on the closing sale price as reported on the New York Stock Exchange.

As of February 17, 2017, there were outstanding 122,952,603 Common Shares of the registrant.

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the 2017 annual meeting of the shareholders of the registrant scheduled to be held May 18, 2017, are incorporated by reference in Part III hereof.

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
General
We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive softwood timber growing regions in the U.S. and New Zealand. The focus of our business is to invest in timberlands and to actively manage them to provide current income and attractive long-term returns to our shareholders. As of December 31, 2016, we owned, leased or managed approximately 2.7 million acres of timberlands located in the U.S. South (1.85 million acres), U.S. Pacific Northwest (378,000 acres) and New Zealand (433,000 gross acres, or 299,000 net plantable acres). In addition, we engage in the trading of logs from New Zealand and Australia to Pacific Rim markets, primarily to support our New Zealand export operations. We have an added focus to maximize the value of our land portfolio by pursuing higher and better use (“HBU”) land sales opportunities.
We originated as the Rainier Pulp & Paper Company founded in Shelton, Washington in 1926. On June 27, 2014, Rayonier completed the tax-free spin-off of its Performance Fibers manufacturing business from its timberland and real estate operations, thereby becoming a “pure-play” timberland REIT.
Under our REIT structure, we are generally not required to pay U.S. federal income taxes on our earnings from timber harvest operations and other REIT-qualifying activities contingent upon meeting applicable distribution, income, asset, shareholder and other tests. As of December 31, 2016 and as of the date of the filing of this Annual Report on Form 10-K, we believe the Company is in compliance with all REIT tests.
Our U.S. timber operations are primarily conducted by our wholly-owned REIT subsidiaries. Our New Zealand timber operations are conducted by Matariki Forestry Group, a majority-owned joint venture subsidiary (“New Zealand JV”). Our non-REIT qualifying operations, which are subject to corporate-level tax, are held by various taxable REIT subsidiaries. These operations include our log trading business and certain real estate activities, such as the sale and entitlement of development HBU properties.
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

Our Competitive Strengths
We believe that we distinguish ourselves from other timberland owners and managers through the following competitive strengths:

•
Leading Pure-Play Timberland REIT. We are differentiated from other publicly-traded timberland REITs in that we are invested exclusively in timberlands and real estate and do not own any pulp, paper or wood products manufacturing assets. We are the largest publicly-traded “pure-play” timberland REIT, which provides our investors with a focused, large-scale timberland investment alternative without taking on the risks and volatility inherent in direct ownership of forest products manufacturing assets.

•
Located in Premier Softwood Growing Regions with Access to Strong Markets. Our geographically diverse timberland holdings are strategically located in core softwood producing regions, including the U.S. South, U.S. Pacific Northwest and New Zealand. Our most significant timberland holdings are located in the U.S. South, in close proximity to a variety of established pulp, paper and wood products manufacturing facilities, which provide a steady source of competitive demand for both pulpwood and higher-value sawtimber products. Our Pacific Northwest and New Zealand timberlands benefit from strong domestic sawmilling markets and are located near ports to capitalize on export markets serving the Pacific Rim.

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

•
Attractive Land Portfolio with Higher and Better Use Potential. We own approximately 200,000 acres of timberlands located in the vicinity of Interstate 95 primarily north of Daytona Beach, FL and south of Savannah, GA, some of which have the potential to transition to higher and better uses over time as market conditions support increased demand. These properties provide us with select opportunities to add value to our portfolio through real estate development activities, which we believe will allow us to periodically sell parcels of such land at favorable valuations relative to timberland values through one of our taxable REIT subsidiaries.

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

•
Advantageous Structure and Capitalization. Under our REIT structure, we are generally not required to pay federal income taxes on our earnings from timber harvest operations and other REIT-qualifying activities, which allows us to optimize the value of our portfolio in a tax efficient manner. We also maintain a strong credit profile and have an investment grade debt rating. As of December 31, 2016, our net debt to enterprise value was 23%. We believe that our advantageous REIT structure and conservative capitalization provide us with a competitive cost of capital and significant financial flexibility to pursue growth initiatives.

Our Strategy
Our business strategy consists of the following key elements:

•
Manage our Timberlands on a Sustainable Yield Basis for Long-term Results. We generate recurring income and cash flow from the harvest and sale of timber and intend to actively manage our timberlands to maximize net present value over the long term by achieving an optimal balance among biological timber growth, generation of cash flow from harvesting activities, and responsible environmental stewardship. Our harvesting strategy is designed to produce a long-term, sustainable yield, although we may adjust harvest levels periodically in response to then-current market conditions.

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

•
Increase the Size and Quality of our Timberland Holdings through Acquisitions. We intend to selectively pursue timberland acquisition opportunities that improve the average productivity of our timberland holdings and support cash flow generation from our annual harvesting activities. We expect there will be an ample supply of attractive timberlands available for sale as a result of anticipated sales from a number of Timberland Investment Management Organizations (“TIMOs”). Our acquisition strategy employs a disciplined approach with rigorous adherence to strategic and financial metrics. Generally, we expect to focus our acquisition efforts on the most commercially desirable timber-producing regions of the U.S. South, the U.S. Pacific Northwest and New Zealand, particularly on timberlands with a geographic distribution and age-class profile that are complementary to our existing timberland holdings. We acquired 111,000 acres of timberland in 2016, 37,000 acres in 2015, and 62,000 acres in 2014.

•
Optimize our Portfolio Value. We continuously assess potential alternative uses of our timberlands, as some of our properties may become more valuable for development, residential, recreation or other purposes. We intend to capitalize on such higher-valued uses by opportunistically monetizing HBU properties in our portfolio. While the majority of our HBU sales involve rural and recreational land, we also selectively pursue various land-use entitlements on certain properties for residential, commercial and industrial development in order to fully realize the enhanced long-term value potential of such properties. For selected development properties, we also invest in infrastructure improvements, such as roadways and utilities, to accelerate the marketability and improve the value of such properties. We generally expect that sales of HBU property will comprise approximately 1% to 1.5% of our Southern timberland holdings on an annual basis.

•
Focus on Timberland Operations to Support Cash Flow Generation. As described above, we rely primarily on annual harvesting activities and ongoing sales of HBU properties to generate cash flow from our timberland holdings. However, we also periodically generate income and cash flow from the sale of non-strategic and/or non-HBU timberlands, in particular as we seek to optimize our portfolio by disposing of less desirable properties or to fund capital allocation priorities, including share repurchases, debt repayment or acquisitions. Our strategy is to limit reliance on planned sales of non-HBU timberlands to augment cash flow generation and instead rely primarily on supporting cash flow from the operation, rather than sale, of our timberlands. We believe this strategy will support the sustainability of our harvesting activities over the long term.

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

Segment Information
Rayonier operates in five reportable business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate and Trading. The Southern Timber, Pacific Northwest Timber and New Zealand Timber segments reflect all activities related to the harvesting of timber and other value-added activities, such as recreational licenses, within each respective geography. The New Zealand Timber segment also reflects any land sales that occur within our New Zealand portfolio. Our Real Estate segment reflects all U.S. land sales, which are reported in five sales categories: Improved Development, Unimproved Development, Rural, Non-Strategic / Timberlands, and Large Dispositions. The Trading segment reflects the log trading activities that support our New Zealand operations.
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

We define merchantable timber inventory as an estimate of timber volume beyond a specified age that approximates such timber’s earliest economically harvestable age. Our estimate includes certain timber located in restricted or environmentally sensitive areas based on an estimate of lawfully recoverable volumes from such areas. The estimate does not include volumes in restricted or environmentally sensitive areas that may not be lawfully harvested or volumes located in economically inaccessible areas. The merchantable age (i.e., the age at which timber moves from pre-merchantable to merchantable) is 15 years for our Southern timberlands, with the exception of Oklahoma which is 17 years, 35 years for our Pacific Northwest timberlands, 20 years for radiata pine and 30 years for Douglas-fir in our New Zealand timberlands. Our estimated merchantable timber inventory changes over time as timber is harvested, as pre-merchantable timber transitions to merchantable timber, as existing merchantable timber inventory grows, as we acquire and sell timberland and as we periodically update our statistical sampling and growth and yield models. We estimate our merchantable timber inventory annually for purposes of calculating per unit depletion rates.
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
The following table sets forth the estimated volumes of merchantable timber inventory by location in short green tons as of September 30, 2016 for the South and Pacific Northwest and as of December 31, 2016 for New Zealand:

(volumes in thousands of SGT)
Location	Merchantable Inventory (a)%
South	66,044	73
Pacific Northwest	7,556	8
New Zealand	16,745	19
	90,345	100

(a)	For all regions, depletion rate calculations for the upcoming year are based on estimated volumes of merchantable inventory at December 31, 2016.
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
We manage our U.S. timberlands in accordance with the requirements of the Sustainable Forestry Initiative® (“SFI”) program. The timberland holdings of the New Zealand JV are certified under the Forest Stewardship Certification® (“FSC”) program. Both programs are a comprehensive system of environmental principles, objectives and performance measures that combine the perpetual growing and harvesting of trees with the protection of wildlife, plants, soil and water quality. Through application of our site-specific silvicultural expertise and financial discipline, we manage timber in a way that is designed to optimize site preparation, tree species selection, competition control, fertilization, timing of thinning and final harvest. We also have a genetic seedling improvement program to enhance the productivity and quality of our timberlands and overall forest health. In addition, non-timber income opportunities associated with our timberlands such as recreational licenses, as well as considerations for the future higher and better uses of the land, are integral parts of our site-specific management philosophy. All these activities are designed to maximize value while complying with SFI and FSC requirements.

Southern Timber
As of December 31, 2016, our Southern timberlands acreage consisted of approximately 1.85 million acres (including approximately 238,000 acres of leased lands) located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, Oklahoma, Tennessee and Texas. Approximately two-thirds of this land supports intensively managed plantations of predominantly loblolly and slash pine. The other one-third of this land is too wet to support pine plantations, but supports productive natural stands primarily consisting of natural pine and a variety of hardwood species. Rotation ages typically range from 21 to 28 years for pine plantations and from 35 to 60 years for natural stands. Key consumers of our timber include pulp, paper, wood products and biomass facilities.
We estimate that the gross timber inventory and merchantable timber inventory of our Southern timberlands was 85 million tons and 66 million tons, respectively, as of September 30, 2016. We estimate that the sustainable yield of our Southern timberlands, including both pine and hardwoods, is approximately 5.5 to 5.8 million tons annually. We expect that the average annual harvest volume of our Southern timberlands over the next five years (2017 to 2021) will be generally within this range. For additional information, see Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield and Item 1A — Risk Factors.
In 2016, we acquired approximately 50,000 acres of timberland in the Southern region. For additional information, see Note 3 — Timberland Acquisitions.
The following table provides a breakdown of our Southern timberlands acreage and timber inventory by product and age class as of September 30, 2016 (inventory volumes are estimated at December 31 to calculate a depletion rate for the upcoming year):

(volumes in thousands of SGT)
Age Class	Acres (000’s)	Pine Pulpwood	Pine Sawtimber	Hardwood Pulpwood	Hardwood Sawtimber	Total
Pine Plantation
0 to 4 years (a)	224	—	—	—	—	—
5 to 9 years	227	—	—	—	—	—
10 to 14 years	241	10,615	1,099	44	2	11,760
15 to 19 years	267	12,286	5,234	138	7	17,665
20 to 24 years	157	5,815	6,727	114	5	12,661
25 to 29 years	75	2,314	4,582	99	5	7,000
30 + years	29	811	2,021	93	6	2,931
Total Pine Plantation	1,220	31,841	19,663	488	25	52,017
Natural Pine (Plantable) (b)	58	588	1,203	1,096	238	3,125
Natural Mixed Pine/Hardwood (c)	538	4,221	6,638	15,275	3,781	29,915
Forested Acres and Gross Inventory	1,816	36,650	27,504	16,859	4,044	85,057
Plus: Non-Forested Acres (d)	69
Gross Acres	1,885
Less: Pre-Merchantable Age Class Inventory (e)						(12,336)
Less: Volume in Environmentally Sensitive/Legally Restricted Areas						(6,677)
Merchantable Timber Inventory						66,044

(a)	0 to 4 years includes clearcut acres not yet replanted.

(b)	Consists of natural stands that are convertible into pine plantations once harvested.

(c)	Consists of all non-plantable natural stands, including those that are in environmentally sensitive or economically inaccessible areas.

(d)	Includes roads, rights of way and all other non-forested areas.

(e)	Includes inventory that is less than 15 years old or less than 17 years old in Oklahoma.

Pacific Northwest Timber
As of December 31, 2016, our Pacific Northwest timberlands consisted of approximately 378,000 acres located in Oregon and Washington, of which approximately 294,000 acres were designated as productive acres, meaning land that is capable of growing merchantable timber and where the harvesting of timber is not constrained by physical, environmental or regulatory restrictions. These timberlands primarily comprise second and third rotation western hemlock and Douglas-fir, as well as a small amount of other softwood species, such as western red cedar. A small percentage also consists of natural hardwood stands of predominantly red alder. In the Pacific Northwest, rotation ages typically range from 35 to 50 years. Our product mix in the Pacific Northwest is heavily weighted to sawtimber, which is sold to domestic wood products facilities as well as exported primarily to Pacific Rim markets.
We estimate that the gross timber inventory and merchantable timber inventory of our Pacific Northwest timberlands was 2,746 MMBF and 946 MMBF, respectively, as of September 30, 2016. We estimate that the sustainable yield of our Pacific Northwest timberlands is approximately 180 MMBF (or 1.4 million tons) annually. We expect that the average annual harvest volume of our Pacific Northwest timberlands over the next five years (2017 to 2021) will be approximately 160 MMBF (or 1.3 million tons). For additional information, see Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield and Item 1A — Risk Factors.
In 2016, we acquired approximately 61,000 acres of timberlands in the Pacific Northwest region. For additional information, see Note 3 — Timberland Acquisitions.
The following table provides a breakdown of our Pacific Northwest timberlands acreage and timber inventory by product and age class as of September 30, 2016 (inventory volumes are estimated at December 31 to calculate a depletion rate for the upcoming year):

(volumes in MBF, except as noted)
Age Class	Acres (000’s)	Softwood Pulpwood (e)	Softwood Sawtimber (e)	Total
Commercial Forest
0 to 4 years (a)	39	—	—	—
5 to 9 years	41	—	—	—
10 to 14 years	38	—	—	—
15 to 19 years	23	—	—	—
20 to 24 years	23	33,361	75,989	109,350
25 to 29 years	41	78,994	346,744	425,738
30 to 34 years	41	94,427	566,404	660,831
35 to 39 years	21	53,237	352,363	405,600
40 to 44 years	8	20,244	136,976	157,220
45 to 49 years	5	15,620	105,390	121,010
50+ years	8	24,704	187,505	212,209
Total Commercial Forest	288	320,587	1,771,371	2,091,958
Non-Commercial Forest (b)	6	6,369	44,172	50,541
Productive Forested Acres	294
Restricted Forest (c)	69	74,781	528,677	603,458
Total Forested Acres and Gross Inventory	363	401,737	2,344,220	2,745,957
Plus: Non-Forested Acres (d)	16
Gross Acres	379
Less: Pre-Merchantable Age Class Inventory				(1,196,845)
Less: Restricted Forest Inventory				(603,458)
Total Merchantable Timber				945,654
Conversion factor for MBF to SGT				7.99
Total Merchantable Timber (thousands of SGT)				7,556

(a)	0 to 4 years includes clearcut acres not yet replanted.

(b)	Includes non-commercial forests with limited productivity.

(c)	Includes significant portions of riparian management zones, legally restricted forests, and environmentally sensitive areas.

(d)	Includes roads, rights of way, and all other non-forested areas.

(e)	Includes a minor component of hardwood in red alder and other hardwood species.

New Zealand Timber
As of December 31, 2016, our New Zealand timberlands consisted of approximately 433,000 acres (including approximately 254,000 acres of leased lands), of which approximately 299,000 acres (including approximately 164,000 acres of leased lands) were designated as productive or plantation acres, meaning land that is capable of growing merchantable timber and where the harvesting of timber is not constrained by physical, environmental or regulatory restrictions. The leased acres are generally leased through long-term arrangements including Crown Forest Licenses (“CFLs”), forestry rights and other leases. Our New Zealand timberlands serve a domestic sawmilling market and also export logs to Pacific Rim markets.
Our New Zealand timber operations are conducted by Matariki Forestry Group, a joint venture with Phaunos Timber Fund Limited. On March 3, 2016, the Company acquired an additional 12% interest in the New Zealand JV, which brought the Company’s ownership to 77%. The Company maintains a controlling financial interest in the New Zealand JV and, accordingly, consolidates the New Zealand JV’s balance sheet and results of operations. The minority owner’s interest in the New Zealand JV and its earnings are reported as noncontrolling interest in our financial statements. Rayonier’s wholly-owned subsidiary, Rayonier New Zealand Limited (“RNZ”), serves as the manager of the New Zealand JV. For additional information, see Note 7 — Joint Venture Investment.
We estimate that the gross timber inventory and merchantable timber inventory of our New Zealand timberlands were both 14.8 million cubic meters as of December 31, 2016. We estimate that the sustainable yield of our New Zealand timberlands is approximately 2 million cubic meters (or 2.3 million tons) annually. We expect that the average annual harvest volume of our New Zealand timberlands over the next five years (2017 to 2021) will be generally in line with our sustainable yield. For additional information, see Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield and Item 1A — Risk Factors.
The following table provides a breakdown of our New Zealand timberlands acreage and timber inventory by product and age class as of December 31, 2016 (inventory volumes at December 31 are used to calculate a depletion rate for the upcoming year):

(volumes in M m3, except as noted)
Age Class	Acres (000’s)	Pulpwood	Sawtimber	Total
Radiata Pine
0 to 4 years (a)	56	—	—	—
5 to 9 years	47	—	—	—
10 to 14 years	47	—	—	—
15 to 19 years	48	—	—	—
20 to 24 years	43	1,581	6,410	7,991
25 to 29 years	15	743	2,408	3,151
30 + years	5	382	764	1,146
Total Radiata Pine	261	2,706	9,582	12,288
Other (b)	38	1,385	1,146	2,531
Forested Acres and Merchantable Timber Inventory	299	4,091	10,728	14,819
Conversion factor for m3 to SGT				1.13
Total Merchantable Timber (thousands of SGT)				16,745
Plus: Non-Productive Acres (c)	134
Gross Acres	433

(a)	0 to 4 years includes clearcut acres not yet replanted.

(b)	Includes primarily Douglas-fir age 30 and over.

(c)	Includes natural forest and other non-planted acres.

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
The Large Dispositions category includes sales of timberland that exceed $20 million in size and do not have any identified HBU premium relative to timberland value. Proceeds from Large Dispositions are generally used to fund capital allocation priorities, which include share repurchases, debt repayment or acquisitions. Sales designated as Large Dispositions are excluded from cash flow from operations and the calculation of Adjusted EBITDA and CAD. See Item 7 —Performance and Liquidity Indicators for the definition of Adjusted EBITDA and CAD.
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
Trading activities are broadly categorized as either managed export services or procured logs. For managed export services, the New Zealand JV does not take title to the log cargo but arranges sales, shipping and export documentation services for other forest owners for an agreed commission. For procured logs, the New Zealand JV buys logs directly from other forest owners at New Zealand ports and exports them in its own name. Income from this business is generated by achieving a sales margin over the purchase price of the procured logs. The Trading segment generally utilizes a managed export service arrangement for logs sourced from third parties outside of New Zealand, and generally utilizes a procured log arrangement for logs sourced from third parties within New Zealand. For managed export services, Trading segment revenues reflect only the commission earned on the sale. For procured log sales, Trading segment revenues reflect the full sales price of the logs.
In 2016, Trading volume from both managed export services and procured log sales was approximately 1.7 million cubic meters of logs. Approximately 837,000 cubic meters of logs were sourced from outside New Zealand, primarily Australia, of which 88% were undertaken through managed export service arrangements. Approximately 825,000 cubic meters of logs were purchased directly from third parties in New Zealand through procured log arrangements, with 73% purchased from three key suppliers. Approximately 48% of third-party purchases in New Zealand were purchased at spot prices, with the New Zealand JV thereby assuming some price risk on subsequent resale. The remaining 52% were purchased on a fixed margin basis, with the New Zealand JV thereby earning a spread on the resale price irrespective of subsequent price fluctuations. The New Zealand JV generally seeks to mitigate its risk of loss on procured logs by securing export orders prior to or concurrent with its spot purchases of logs.
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

The Consolidated Statement of Cash Flows for 2014 has not been restated to exclude Performance Fibers cash flows. Cash flows for the year ended December 31, 2014 also reflect transactions related to the Performance Fibers spin-off, including borrowings to arrange the capital structure prior to the separation, proceeds received upon the spin-off and the use of proceeds to pay down debt and pay a special dividend.
See Note 23 — Discontinued Operations for additional information regarding the spin-off of the Performance Fibers business.
Foreign Sales and Operations
Sales from non-U.S. operations originate from our New Zealand Timber and Trading segments and comprised approximately 36% of consolidated 2016 sales. See Note 4 — Segment and Geographical Information for additional information.
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
In New Zealand, there are four major private timberland owners — Hancock Natural Resources Group, Kaingaroa Timberlands, Matariki Forests (our New Zealand JV) and Ernslaw One. These owners account for approximately 37% of New Zealand planted forests. The New Zealand JV competes with these and other smaller New Zealand timber companies for supply into New Zealand domestic and export markets, predominantly China, South Korea and India. Logs supplied into Asian markets compete with export supply from both Russia and North America.
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
Customers
In 2016, no individual customer (or group of customers under common control) represented 10% or more of 2016 consolidated sales. As such, there is not a significant risk that the loss of one customer would have a material adverse effect on our results of operations.
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
Environmental Matters
See Item 1A — Risk Factors and Note 24 — Liabilities for Dispositions and Discontinued Operations.
Research and Development
The research and development activities of our timber operations include genetic seedling improvement, growth and yield modeling, and applied silvicultural programs to identify management practices that will improve financial returns from our timberlands. We also contribute to research cooperatives that undertake forestry research and development.

Executive Officers
David L. Nunes, 55, Mr. Nunes joined the Company in June 2014 as Chief Operating Officer, and shortly thereafter assumed the role of President and CEO following the Company’s spin-off of its Performance Fibers business. Prior to joining the Company, Mr. Nunes served as President and CEO of Pope Resources/Olympic Resource Management from 2002 to 2014. He joined Pope in 1997 as director of portfolio management, working with third-party investors and timberland owners to develop and manage timberland investment portfolios. The following year, he was named Vice President of portfolio development, and then served two years as Senior Vice President of acquisitions and portfolio development before being named President and COO in 2000. Previously, Mr. Nunes spent nine years with the Weyerhaeuser Company, joining the organization in 1988 as a business analyst and advancing through a number of leadership roles to become director of corporate strategic planning. During his time with Weyerhaeuser, he gained extensive experience involving export log sales and marketing, timberland acquisitions, mergers and acquisitions, and capital planning. Mr. Nunes holds a Bachelors of Arts and Economics from Pomona College and an MBA from the Tepper School of Business at Carnegie Mellon University.
Mark D. McHugh, 41, Mr. McHugh was appointed Senior Vice President and Chief Financial Officer in December 2014. He was previously Managing Director in the Real Estate Investment Banking group at Raymond James, where he worked since 2008. Prior to joining Raymond James, Mr. McHugh was a Director in the Paper & Forest Products Group at Credit Suisse, where he worked from 2000 to 2008. Mr. McHugh received his B.S.B.A. in Finance from the University of Central Florida and his JD from Harvard Law School.
Douglas M. Long, 46, Mr. Long was appointed to Senior Vice President, U.S. Operations in December 2015. He was named Vice President, U.S. Operations in November 2014. Prior to such appointment, Mr. Long served as Director, Atlantic Region, U.S. Forest Resources. He joined the Company in 1995 as a GIS Forestry Analyst and has held multiple positions of increasing responsibility within the forestry division. Mr. Long holds bachelor’s and master’s degrees in Forest Resources and Conservation from the University of Florida.
Christopher T. Corr, 53, Mr. Corr joined the Company in July 2013 as Senior Vice President, Real Estate & Public Affairs and President, Raydient Inc. (f/k/a TerraPointe Services, Inc.). Prior to joining Rayonier, he served as Executive Vice President, Buildings and Places for AECOM from 2008 to 2013. Prior to that, Mr. Corr held various positions with The St. Joe Company between 1998 and 2008, most recently as Executive Vice President. From 1992 to 1998, Mr. Corr was a senior manager with The Walt Disney Company, where he was a key member of the team that developed the visionary town of Celebration near Orlando, Florida. From 1990-1992, Mr. Corr served as an elected member of the Florida House of Representatives. He holds a Bachelor of Arts degree from the University of Florida and has completed programs with the Harvard Real Estate Institute and the Wharton School of Business at University of Pennsylvania.
Mark R. Bridwell, 54, Mr. Bridwell was promoted to Vice President and General Counsel in June 2014 and assumed the role of Corporate Secretary in March 2015. He joined the Company in 2006 as Associate General Counsel for Performance Fibers. In 2009, he became Associate General Counsel for Timber and Real Estate and in 2012 was promoted to Assistant General Counsel for Land Resources. Prior to joining Rayonier, Mr. Bridwell served as counsel for six years at Siemens Corporation. Previously, he was an attorney for five years with the international law firms of Jones, Day, Reavis & Pogue and Seyfarth, Shaw, Fairweather & Geraldson. Mr. Bridwell has a B.S.B.A. in Finance from the University of Central Florida, and an MBA and JD from Emory University.
Shelby L. Pyatt, 46, Ms. Pyatt was named Vice President, Human Resources in July 2014. Ms. Pyatt joined Rayonier in 2003 as Manager, Compensation and became Director, Compensation and Employee Services in 2006. She was named Director, Compensation, Benefits and Employee Services in 2009 before being promoted to her current position, where she now also oversees IT. Prior to joining Rayonier, Ms. Pyatt held human resources positions with CSX Corporation and Barnett Bank. Ms. Pyatt holds a bachelor’s degree in Business Management.
W. Rhett Rogers, 40, Mr. Rogers was appointed to the newly created position of Vice President, Portfolio Management in February 2017. In this position, he oversees the Company’s acquisition and disposition activities, as well as its land information systems function. He joined Rayonier in 2001 as a District Technical Forester, and has held numerous roles of increasing responsibility, most recently as Director, Land Asset Management, which he has held since August 2014. Mr. Rogers holds a BS in Forestry from Louisiana Tech University, and both an MBA and MS in Forest Resources from Mississippi State University.

Employee Relations
We currently employ approximately 315 people, of which approximately 230 are in the United States. We believe relations with our employees are satisfactory.
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
Energy costs are a significant operating expense for our logging and hauling contractors and for the contractors who support the customers of our standing timber. Energy costs can be volatile and are susceptible to rapid and substantial increases or decreases due to factors beyond our control, such as changing economic conditions, political unrest, instability in energy-producing nations, and supply and demand considerations. Although the price of oil has recently decreased, increases in the price of oil could adversely affect our business, financial condition and results of operations. In addition, an increase in fuel costs, and its impact on the cost and availability of transportation for our products, both domestically and internationally, and the cost and availability of third-party logging and hauling contractors, could have a material adverse effect on the operating costs of our contractors and our standing timber customers, as well as in defining economically accessible timber stands. Such factors could in turn have a material adverse effect on our business, financial condition and results of operations, particularly in our Timber segments and Trading segment.
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
Although the majority of our customers are in the U.S., a significant portion of our sales are to end markets outside of the U.S., including China, South Korea, Japan, Taiwan, India and New Zealand. The export of our products into international markets results in risks inherent in conducting business pursuant to international laws, regulations and customs. We expect that international sales will continue to contribute to future growth. The risks associated with our business outside the U.S. include:

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

•	difficulty in establishing, staffing and managing non-U.S. operations;

•	product damage or losses incurred during shipping;

•	potentially negative consequences from changes in or interpretations of tax laws;

•	economic or political instability, inflation, recessions and interest rate and exchange rate fluctuations; and

•	uncertainties regarding non-U.S. judicial systems, rules and procedures.

•	uncertainties regarding changes in trade policies under consideration by the current presidential administration.
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
The matters that led to our internal review and the restatement of our consolidated financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. We and certain of our current and former officers and directors are the subjects of a number of purported class action lawsuits and demand letters. In addition, we were previously the subject of a private SEC inquiry. These actions arose from our announcement on November 10, 2014 regarding the results of our internal review and the restatement of our consolidated financial statements for the first and second quarters of 2014. We and our current and former officers and directors may, in the future, be subject to additional private and governmental actions relating to such matters. We cannot predict the duration, outcome or impact of these matters, but the lawsuits could result in judgments against us and officers and directors who are now or may become named as defendants. In addition, subject to certain limitations, we are obligated to indemnify and advance expenses for our current and former officers and directors in connection with such lawsuits and regulatory proceedings or government enforcement actions and any related litigation or settlements amounts.
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
We rely upon estimates of merchantable timber inventories (which include judgments regarding inventories that may be lawfully and economically harvested), timber growth rates and end-product yields when acquiring and managing working forests. These estimates, which are inherently inexact and uncertain in nature, are central to forecasting our anticipated timber revenues and expected cash flows. Growth rates and end-product yield estimates are developed using statistical sampling and growth and yield modeling, in conjunction with industry research cooperatives and by in-house forest biometricians, using measurements of trees in research plots spread across our timberland holdings. The growth equations predict the rate of height and diameter growth of trees so that foresters can estimate the volume of timber that may be present in the tree stand at a given age. Tree growth varies by soil type, geographic area, and climate. Inappropriate application of growth equations in forest management planning may lead to inaccurate estimates of future volumes. If the assumptions we rely upon change or these estimates are inaccurate, our ability to manage our timberlands in a sustainable or profitable manner may be diminished, which may cause our results of operations and our stock price to be adversely affected.
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
Our strategy will be adversely affected if we are unable to make future acquisitions.
We have pursued, and intend to continue to pursue, acquisitions of timberland and real estate properties that meet our investment criteria and achieve our strategic goals of growing the size and average quality of our land base. The ability to grow through acquisitions or other investments depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions or joint venture partnerships. In addition, the discount rate we use in our acquisition underwriting has to meet our internal hurdle rate while also being competitive with that of other timberland REITs and TIMOs. In particular, our future success and growth depend upon our ability to make acquisitions that increase merchantable timber inventory and complement the existing age-class structure of our ownership. If we are unable to make acquisitions on acceptable terms or that do not support our strategic goals, our revenues and cash flows may stagnate or decline.

Our inability to access the capital markets could adversely affect our business strategy and competitive position.
Due to the REIT income distribution requirements, we rely significantly on external sources of capital to finance growth and acquisitions. Both our ability to obtain financing and the related costs of borrowing are affected by a number of factors, many of which are outside of our control, including a decline in general market conditions, decreased market liquidity, a downgrade to our public debt rating, increases in interest rates, an unfavorable market perception of our growth potential, a decrease in our current or estimated future earnings or a decrease in the market price of our common stock. If capital is not available when needed, or is available only on unfavorable terms relative to other timberland REITs or TIMOs, or not at all, we may be unable to complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures. As of December 31, 2016, our credit ratings from S&P and Moody’s Investors Service (Moody’s) were BBB- and Baa3, respectively. Any combination of the factors described above, including our failure to maintain our investment grade credit rating, could prevent us from obtaining the capital we require on terms that are acceptable to us, or at all, which could adversely affect our business, liquidity and competitive position.
We are subject to risks associated with an increase in market interest rates.
One of the factors that may influence the price of our common shares is our annual dividend yield as compared to yields on other financial instruments. Thus, an increase in market interest rates could result in higher yields on other financial instruments and could adversely affect relative attractiveness of an investment in the Company and, accordingly, the trading price of our common shares. An increase in market interest rates could cause increases in discount rates and, accordingly, a decline in property values and total returns for timberland assets. An increase in market interest rates would also negatively impact financing costs on our floating rate debt as well as any additional debt we may raise.
Investment returns on pension assets may be lower than expected or interest rates may decline, requiring us to make significant additional cash contributions to our benefit plans.
We sponsor now frozen defined benefit pension plans, which covered a portion of our salaried and hourly employees. The Federal Pension Protection Act of 2006 requires that certain capitalization levels be maintained in each of these benefit plans. At December 31, 2016, our qualified plan was underfunded by approximately $31 million. We estimate that we are subject to approximately $0.3 million of pension contribution requirements in 2017. Because it is unknown what the investment return on pension assets will be in future years or what interest rates may be at any point in time, we cannot provide any assurance that applicable law will not require us to make future material plan contributions. Any such contributions could adversely affect our financial condition. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Use of Estimates for additional information about these plans, including funding status.
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

REIT and Tax-Related Risks
Loss of our REIT status would adversely affect our cash flow and stock price.
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
As of December 31, 2016, Rayonier is in compliance with the asset tests described above.
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

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES

The following table provides a breakdown of our timberland holdings as of September 30, 2016 and December 31, 2016:

(acres in 000s)	As of September 30, 2016			As of December 31, 2016
	Owned	Leased	Total	Owned	Leased	Total

Alabama	300	24	324	284	24	308
Arkansas	—	15	15	—	14	14
Florida	282	92	374	281	92	373
Georgia	547	109	656	554	107	661
Louisiana	145	1	146	145	1	146
Mississippi	89	—	89	67	—	67
Oklahoma	92	—	92	92	—	92
Tennessee	1	—	1	1	—	1
Texas	188	—	188	187	—	187
	1,644	241	1,885	1,611	238	1,849

Pacific Northwest
Oregon	62	—	62	61	—	61
Washington	316	1	317	316	1	317
	378	1	379	377	1	378

New Zealand (a)	179	257	436	179	254	433
Total	2,201	499	2,700	2,167	493	2,660

(a)
Represents legal acres owned and leased by the New Zealand JV, in which Rayonier owns a 77% interest. As of December 31, 2016, legal acres in New Zealand were comprised of 299,000 plantable acres and 134,000 non-productive acres.

The following tables detail activity for owned and leased acres in our timberland holdings by state from December 31, 2015 to December 31, 2016:

(acres in 000s)	Acres Owned
	December 31, 2015	Acquisitions	Sales	Other	December 31, 2016
Southern
Alabama	302	—	(18)	—	284
Florida	275	7	(1)	—	281
Georgia	571	6	(23)	—	554
Louisiana	149	—	(4)	—	145
Mississippi	91	—	(24)	—	67
Oklahoma	92	—	—	—	92
Tennessee	1	—	—	—	1
Texas	153	37	(3)	—	187
	1,634	50	(73)	—	1,611

Pacific Northwest
Oregon	6	55	—	—	61
Washington	366	6	(56)	—	316
	372	61	(56)	—	377

New Zealand (a)	185	—	(6)	—	179
Total	2,191	111	(135)	—	2,167

(a)	Represents legal acres owned by the New Zealand JV, in which Rayonier has a 77% interest.

(acres in 000s)	Acres Leased
	December 31, 2015	New Leases	Expired Leases (a)	Other (b)	December 31, 2016
Southern
Alabama	24	—	—	—	24
Arkansas	15	—	(1)	—	14
Florida	93	—	(1)	—	92
Georgia	109	—	(2)	—	107
Louisiana	1	—	—	—	1
	242	—	(4)	—	238

Pacific Northwest
Washington	1	—	—	—	1

New Zealand (c)	254	2	(4)	2	254
Total	497	2	(8)	2	493

(a)	Includes acres previously under lease that have been harvested.

(b)	Includes activity for the relinquishment of leased acres and adjustments for land mapping reviews.

(c)	Represents legal acres leased by the New Zealand JV, in which Rayonier has a 77% interest.

Timberland Leases
U.S. timberland leases typically have initial terms of approximately 30 to 65 years, with renewal provisions in some cases. New Zealand timberland lease terms typically range between 30 and 99 years. New Zealand lease arrangements are generally comprised of Crown Forest Licenses (“CFLs”), forestry rights and land leases. A CFL is a license arrangement with the New Zealand government to use public or government-owned land to operate a commercial forest. CFLs generally extend indefinitely and may only be terminated upon a 35-year termination notice from the government. If no termination notice is given, the CFLs renew automatically each year for a one-year term. Alternatively, some CFLs extend for a specific term. Once a CFL is terminated, the Company may be able to obtain a forestry right from the subsequent owner. A forestry right is a license arrangement with a private entity or native tribal group to use their lands to operate a commercial forest. Forestry rights terminate either upon the issuance of a termination notice, which can last 35 to 45 years, or completion of harvest.
As of December 31, 2016, the New Zealand JV has four CFLs comprising 20,000 acres under termination notice, two that are currently being relinquished as harvest activities are concluding, one each in 2034 and 2044, and two fixed-term CFLs comprising 3,000 acres expiring in 2062. Additionally, the New Zealand JV has two forestry rights comprising 33,000 acres under termination notice, terminating in 2028 and 2031.
The following table details the Company’s acres under lease as of December 31, 2016 by type of lease and estimated lease expiration:

(acres in 000s)
Location	Type of Lease	Total	2017-2026	2027-2036	2037-2046	Thereafter
Southern U.S.	Fixed Term	215	156	53	—	6
	Fixed Term with Renewal Option	23	22	1	—	—
Pacific Northwest	Fixed Term	1	1	—	—	—
New Zealand	CFL - Perpetual (a)	87	87	—	—	—
	CFL - Fixed Term (a)	3	—	—	—	3
	CFL - Terminating (a)	20	8	3	8	1
	Forestry Right (a)	128	29	26	2	71
	Fixed Term Land Leases	16	—	—	1	15
Total Acres under Long-term Leases		493	303	83	11	96

(a)	Estimated lease expiration / termination based on the earlier of: (1) the scheduled expiration / termination date, or (2) the estimated year of final harvest before such expiration / termination date.

The following table details the Company’s estimated leased acres, lease expirations and lease costs over the next five years:

(acres and dollars in 000s, except per acre amounts)
Location		2017	2018	2019	2020	2021
Southern U.S.
	Leased Acres Expiring	58	11	17	5	3
	Year-end Leased Acres	180	169	152	147	144
	Estimated Annual Lease Cost (a)	$6,272	$5,135	$4,670	$4,265	$4,324
	Average Lease Cost per Acre	$23.16	$26.18	$25.49	$24.15	$25.22
Pacific Northwest (b)
	Leased Acres Expiring	1	—	—	—	—
	Year-End Leased Acres	—	—	—	—	—
New Zealand
	Leased Acres Expiring	28	—	1	2	1
	Year-end Leased Acres	226	226	225	223	222
	Estimated Annual Lease Cost (a)	$4,043	$3,992	$3,991	$4,030	$4,010
	Average Lease Cost per Acre (c)	$25.60	$25.61	$25.62	$25.63	$22.44

(a)	Represents capitalized and expensed lease payments.

(b)	The 659-acre lease in the Pacific Northwest expires in 2017 and does not require a lease payment.

(c)	Excludes lump sum payments.

Other Non-Timberland Leases
In addition to our timberland holdings, we lease properties for our office locations. Our significant leased properties include our corporate headquarters in Jacksonville, Florida; our Southern Timber and Real Estate offices in Fernandina Beach, Florida and Lufkin, Texas; our Pacific Northwest Timber offices in Hoquiam, Washington and our New Zealand Timber and Trading headquarters in Auckland, New Zealand.

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

	High	Low	Dividends
2016
Fourth Quarter	$28.47	$25.24	$0.25
Third Quarter	$28.16	$25.50	$0.25
Second Quarter	$26.37	$24.01	$0.25
First Quarter	$24.80	$17.85	$0.25
2015
Fourth Quarter	$24.83	$21.83	$0.25
Third Quarter	$26.49	$21.84	$0.25
Second Quarter	$27.03	$24.70	$0.25
First Quarter	$29.88	$26.19	$0.25
The table below summarizes the tax characteristics of the dividend paid to shareholders on a percentage basis for the three years ended December 31, 2016:

	2016	2015	2014
Total cash dividend per common share	$1.00	$1.00	$2.03
Tax characteristics:
Capital gain	100.00%	90.47%	79.28%
Qualified	—	—	—
Non-dividend distribution	—	9.53%	20.72%
Holders
There were approximately 6,376 shareholders of record of our Common Shares on February 17, 2017.
Securities Authorized for Issuance Under Equity Compensation Plans
See Note 16 — Incentive Stock Plans for information on securities that are authorized for issuance under The Rayonier Incentive Stock Plan (“the Stock Plan”).
Shelf Registrations
In May 2004, we completed a Form S-4 acquisition shelf registration to offer and issue 7.0 million common shares for the acquisition of other businesses, assets or properties. As of December 31, 2016, no common shares have been offered or issued under the Form S-4 shelf registration. In April 2015, we filed a universal shelf registration giving us the ability to issue and sell an indeterminate amount of various types of debt and equity securities. As of December 31, 2016, no securities have been offered or issued under the universal shelf registration.

Issuer Repurchases
In February 2016, the Board of Directors approved the repurchase of up to $100 million of Rayonier’s common shares (the “share repurchase program”) to be made at management’s and the Board of Directors’ discretion. The program has no time limit and may be suspended or discontinued at any time. There were no shares repurchased under this program in the fourth quarter of 2016. As of December 31, 2016, there was $99.3 million, or approximately 3,733,474 shares based on the period-end closing stock price of $26.60, remaining under the program.
In 1996, we began a Common Share repurchase program (the “anti-dilutive program”) to minimize the dilutive effect of our employee incentive stock plans on earnings per share. This program limits the number of shares that may be purchased each year to the greater of 1.5% of outstanding shares at the beginning of the year or the number of incentive shares issued to employees during the year. In October 2000, July 2003 and October 2011, our Board of Directors authorized the purchase of shares under the program totaling 2.1 million shares. The anti-dilutive program does not have an expiration date. There were no shares purchased under this program in the fourth quarter of 2016 and there were 3,776,612 shares available for purchase at December 31, 2016.
The following table provides information regarding our purchases of Rayonier common stock during the quarter ended December 31, 2016:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
October 1 to October 31	—	—	—	7,510,086
November 1 to November 30	—	—	—	7,510,086
December 1 to December 31	1,744	26.61	—	7,510,086
Total	1,744		—	7,510,086

(a)
Includes 1,744 shares of the Company’s common stock purchased in December from former employees in non-open market transactions. The shares of stock were sold by former employees of the Company in exchange for cash that was used to pay withholding taxes associated with the vesting of restricted stock awards under the Company’s stock incentive plan. The price per share surrendered is based on the closing price of the company’s stock on the respective vesting dates of the awards.

(b)	Maximum number of shares authorized to be purchased as of December 31, 2016 include 3,776,612 under the 1996 anti-dilutive program.

Stock Performance Graph
The following graph compares the performance of Rayonier’s Common Shares (assuming reinvestment of dividends) with a broad-based market index (Standard & Poor’s (“S&P”) 500), and two industry-specific indices (the S&P Global Timber and Forestry Index and the S&P 1500 Real Estate Index).1 This graph has been adjusted to reflect the spin-off of the Performance Fibers business in 2014.
The table and related information shall not be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

$250
$200
$150
$100
$50
$0
Dec-11
Dec-12
Dec-13
Dec-14
Dec-15
Dec-16
Rayonier Inc.
S&P 500 Index
S&P Global Timber and Forestry Index
S&P 1500 Real Estate Sector Index

The data in the following table was used to create the above graph as of December 31:

	2011	2012	2013	2014	2015	2016
Rayonier Inc.	$100	$120	$101	$96	$79	$99
S&P 500® Index	100	116	154	175	177	198
S&P® Global Timber and Forestry Index	100	119	140	141	127	141
S&P® 1500 Real Estate Sector Index[2]	100	125	131	144	154	165
Indices selected in the preceding year:
FTSE NAREIT All Equity REITs	100	120	123	158	162	176
S&P® 1500 Paper & Forest Products Index	100	132	169	183	145	165

1 The company selected different industry-specific indices from those used in the 2015 Annual Report on Form 10-K (Financial Times Stock Exchange (“FTSE”) National Association of Real Estate Investment Trusts (“NAREIT”) All Equity REITs Index and the S&P 1500 Paper and Forest Products Index). The company believes the S&P Global Timber and Forestry Index and the S&P 1500 Real Estate Index are more widely tracked than the S&P 1500 Paper & Forest Products and FTSE NAREIT indices. See table above for comparison of returns.
2 Based on constituents as of December 31, 2016 and excludes entities that were not publicly traded for the entire comparative period.

Item 6.	SELECTED FINANCIAL DATA
The following financial data should be read in conjunction with our Consolidated Financial Statements.

	At or For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(dollar amounts in millions, except per share data)
Profitability:
Sales (a)	$788.3	$544.9	$603.5	$659.7	$378.6
Operating income (a)(b)	255.8	77.8	98.3	108.7	32.1
Income from continuing operations attributable to Rayonier Inc. (a)(b)	212.0	46.2	55.9	103.9	16.8
Diluted earnings per common share from continuing operations	1.73	0.37	0.43	0.80	0.13

Financial Condition:
Total assets (a)	$2,685.8	$2,315.9	$2,449.9	$3,680.1	$3,115.9
Total debt (a)(c)	1,061.9	830.6	748.3	1,568.8	1,263.0
Shareholders’ equity	1,496.9	1,361.7	1,575.2	1,755.2	1,438.0
Shareholders’ equity — per share	12.18	11.09	12.51	13.90	11.66

Cash Flows:
Cash provided by operating activities	$203.8	$177.2	$320.4	$546.8	$447.7
Cash used for investing activities	283.2	166.3	196.7	470.5	474.7
Cash (provided by) used for financing activities	(114.4)	116.5	161.4	157.1	(229.0)
Depreciation, depletion and amortization	115.1	113.7	120.0	116.9	84.6
Cash dividends paid	122.8	124.9	257.5	237.0	206.6
Dividends paid — per share	$1.00	$1.00	$2.03	$1.86	$1.68

Non-GAAP Financial Measures:
Adjusted EBITDA (d)
Southern Timber	$92.9	$101.0	$97.9	$87.2	$76.1
Pacific Northwest Timber	21.2	21.7	50.8	54.1	42.8
New Zealand Timber	58.3	33.0	46.0	38.3	2.2
Real Estate	84.7	70.8	48.4	57.8	44.8
Trading	2.0	1.2	1.7	1.8	(0.1)
Corporate and other	(19.4)	(19.7)	(31.3)	(45.3)	(44.4)
Total Adjusted EBITDA (d)	$239.7	$208.0	$213.5	$193.9	$121.4

Other:
Timberland and real estate acres — owned, leased, or managed, in millions of acres	2.7	2.7	2.7	2.7	2.7

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
Selected Operating Data:
Timber
Sales volume (thousands of tons)
Southern	5,317	5,492	5,296	5,292	5,322
Pacific Northwest (e)	1,195	1,243	1,664	1,979	1,947
New Zealand Domestic (f)	1,204	1,346	1,462	1,271	—
New Zealand Export (f)	1,017	1,065	898	651	—
Total Sales Volume	8,733	9,146	9,320	9,193	7,269
Real Estate — acres sold
Development (Improved)	47	74	—	45	—
Development (Unimproved)	206	699	852	281	261
Rural	6,684	8,754	18,077	13,833	13,307
Non-Strategic / Timberlands	28,743	23,602	6,363	13,360	17,355
Large Dispositions (g)(h)	92,434	—	19,556	149,428	—
Total Acres Sold	128,114	33,129	44,848	176,947	30,923

(a)	In April 2013, the Company increased its interest in the New Zealand JV to 65% and began consolidating the New Zealand JV's results of operations and balance sheet.

(b)
The 2016 results included $143.9 million related to Large Dispositions. The 2014 results included $21.4 million related to Large Dispositions. The 2013 results included a $16.2 million gain related to the consolidation of the New Zealand JV and $25.7 million related to Large Dispositions.

(c)
Previously reported Total assets and Total debt for 2015, 2014, 2013, and 2012 have been restated for capitalized debt costs related to non-revolving debt. See Note 2 — Summary of Significant Accounting Policies.

(d)
Adjusted EBITDA is a non-GAAP financial measure and is defined as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of land and real estate sold, costs related to shareholder litigation, gain on foreign currency derivatives, costs related to the spin-off of the Performance Fibers business, internal review and restatement costs, Large Dispositions, discontinued operations, and the gain related to the consolidation of the New Zealand joint venture. A reconciliation of Adjusted EBITDA to Operating Income (Loss) and Net Income, respectively, is included in the following pages and Item 7 — Performance and Liquidity Indicators.

(e)	2013 and prior results include sales volumes from New York timberlands.

(f)	New Zealand sales volume for 2013 includes volumes sold subsequent to the April 2013 consolidation.

(g)
Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have any identified HBU premium relative to timberland value. Sales designated as Large Dispositions are excluded from our calculation of Adjusted EBITDA and Cash Available for Distribution (“CAD”).

(h)	The 2013 results included a fourth quarter sale of approximately 128,000 acres of New York timberlands.

Reconciliation of Operating Income (Loss) by Segment to Adjusted EBITDA by Segment
(dollars in millions)

		Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and other	Total
2016
Operating income (loss)		$43.1	($4.0)	$33.1	$202.4	$2.0	($20.8)	$255.8
Add:	Depreciation, depletion and amortization	49.8	25.2	23.4	16.3	—	0.4	115.1
Add:	Non-cash cost of land and improved development	—	—	1.8	9.9	—	—	11.7
Add:	Costs related to shareholder litigation (a)	—	—	—	—	—	2.2	2.2
Add:	Gain on foreign currency derivatives (b)	—	—	—	—	—	(1.2)	(1.2)
Less:	Large Dispositions	—	—	—	(143.9)	—	—	(143.9)
Adjusted EBITDA		$92.9	$21.2	$58.3	$84.7	$2.0	($19.4)	$239.7
2015
Operating income (loss)		$46.7	$6.9	$2.8	$44.3	$1.2	($24.1)	$77.8
Less:	Non-operating expense	—	—	—	—	—	(0.1)	(0.1)
Add:	Depreciation, depletion and amortization	54.3	14.8	29.7	14.5	—	0.4	113.7
Add:	Non-cash cost of land and improved development	—	—	0.5	12.0	—	—	12.5
Add:	Costs related to shareholder litigation (a)	—	—	—	—	—	4.1	4.1
Adjusted EBITDA		$101.0	$21.7	$33.0	$70.8	$1.2	($19.7)	$208.0
2014
Operating income (loss)		$45.7	$29.5	$9.5	$47.5	$1.7	($35.6)	$98.3
Add:	Depreciation, depletion and amortization	52.2	21.3	32.2	13.4	—	0.9	120.0
Add:	Non-cash cost of land and improved development	—	—	4.3	8.9	—	—	13.2
Less:	Large Dispositions	—	—	—	(21.4)	—	—	(21.4)
Less:	Internal review and restatement costs	—	—	—	—	—	3.4	3.4
Adjusted EBITDA		$97.9	$50.8	$46.0	$48.4	$1.7	($31.3)	$213.5
2013
Operating income (loss)		$37.8	$32.7	$10.6	$55.9	$1.8	($30.1)	$108.7
Add:	Depreciation, depletion and amortization	49.4	21.4	27.7	17.4	—	1.0	116.9
Add:	Non-cash cost of land and improved development	—	—	—	10.2	—	—	10.2
Less:	Large Dispositions	—	—	—	(25.7)	—	—	(25.7)
Less:	Gain related to consolidation of New Zealand JV	—	—	—	—	—	(16.2)	(16.2)
Adjusted EBITDA		$87.2	$54.1	$38.3	$57.8	$1.8	($45.3)	$193.9
2012
Operating income (loss)		$23.4	$20.6	$2.0	$32.0	($0.1)	($45.8)	$32.1
Add:	Depreciation, depletion and amortization	52.7	22.2	0.2	8.1	—	1.4	84.6
Add:	Non-cash cost of land and improved development	—	—	—	4.7	—	—	4.7
Adjusted EBITDA		$76.1	$42.8	$2.2	$44.8	($0.1)	($44.4)	$121.4

(a)
Costs related to shareholder litigation include expenses incurred as a result of the securities litigation and the shareholder derivative demands. See Note 10 — Contingencies. In addition, these costs include the costs associated with the Company’s response to a subpoena it received from the SEC in November 2014. In July 2016, the Division of Enforcement of the SEC notified the Company that it had concluded its investigation into the Company.

(b)	The Company used foreign exchange derivatives to mitigate the risk of fluctuations in foreign exchange rates while awaiting the planned capital contribution to the New Zealand JV.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Executive Summary
Our Company
We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive softwood timber growing regions in the U.S. and New Zealand. Our revenues, operating income and cash flows are primarily derived from the following core business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate and Trading. We own or lease under long-term agreements approximately 2.2 million acres of timberland and real estate in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, Oklahoma, Oregon, Tennessee, Texas and Washington. We also have a 77% ownership interest in Matariki Forestry Group, a joint venture (“New Zealand JV”), that owns or leases approximately 0.4 million gross acres (0.3 million net plantable acres) of timberlands in New Zealand.
Across our timberland management segments, we sell standing timber (primarily at auction to third parties) and delivered logs. Sales from our timber segments include all activities related to the harvesting of timber and other value-added activities such as the leasing of properties for hunting, mineral extraction and cell towers. We believe we are the second largest publicly-traded timberland REIT and the sixth largest private landowner in the United States. Our Real Estate business manages all property sales and seeks to maximize the value of our properties that are more valuable for development, recreational or residential uses than for growing timber, and opportunistically sells non-strategic timberlands. Our Trading segment, also part of the New Zealand JV, markets and sells timber owned or acquired from third parties in New Zealand and Australia.
Current Year Developments
In March 2016, we completed the recapitalization of our New Zealand joint venture, increasing our stake from 65% to 77%. As part of the recapitalization, we refinanced NZ $235 million of New Zealand dollar denominated debt from an effective rate, including interest rate swaps, of 6.5% to an effective rate of 3.3%. For additional information, see Note 5 — Debt and Note 7 — Joint Venture Investment.
In May 2016, we completed two separate transactions to reposition our Pacific Northwest timberland portfolio. These transactions included the acquisition of approximately 61,000 acres of well-stocked, highly-productive timberlands in Oregon and Washington, and the disposition of approximately 55,000 acres comprised of predominantly pre-merchantable timber in Washington. On a combined basis, these transactions smoothed the age-class distribution and materially improved the sustainable yield, near-term harvest potential, species mix and market diversification of our Pacific Northwest timberland portfolio.
In November, we announced a disposition of 62,000 acres of timberland in Alabama and Mississippi for $120 million in three transactions. Two of the three transactions totaling $78 million closed in October, and the remaining transaction of $42 million is scheduled to close in January 2017. This transaction was designed to generate capital for redeployment into assets that we feel offer a better long-term value proposition for the company.
Also in November, we announced changes to our legacy pension plan as well as an organizational restructuring designed to right-size our finance and IT organizations. We expect these two initiatives will generate annual cost savings of $5 million annually and will serve to further flatten our organizational structure and improve efficiencies.
In summary, during 2016, we acquired in total approximately 111,000 acres of timberlands for $366.5 million. For additional information, see Note 3 — Timberland Acquisitions.
Industry and Market Conditions
In 2016, pricing in the U.S. South was negatively impacted by excess supply from extended dry weather and further hampered by hurricane salvage along the east coast in the second half of the year. The U.S. South continues to face obstacles to near-term price growth however, longer-term trends remain positive and we expect a resolution of the North American softwood lumber trade dispute will ultimately drive increased lumber production and sawtimber demand in the U.S. South. Improving export and domestic markets drove increases in delivered sawtimber pricing in the Pacific Northwest, while export and domestic sawtimber pricing in New Zealand improved primarily due to strong demand from China as well as strong local demand.
In Real Estate, we expect steady demand for rural properties and a strengthening interest in selected development properties, particularly as we begin to sell parcels within Wildlight, our East Nassau mixed-use development project.

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
Capitalized costs included in timber basis
Timber is stated at the lower of cost or market value. Costs relating to acquiring, planting and growing timber including real estate taxes, site preparation and direct support costs relating to facilities, vehicles and supplies are capitalized. Annual lease payments are allocated between capital and expense based on the proportion of acres that the Company will be able to harvest prior to lease expiration. Lease payments made within one year of expiration is expensed as incurred. Payroll costs are capitalized for time spent on timber growing activities, while interest or any other intangible costs are not capitalized.
Merchantable inventory and depletion costs as determined by forestry timber harvest models
An annual depletion rate is established for each particular region by dividing the cost of merchantable inventory (including costs described above) by standing merchantable inventory volume. Pre-merchantable records are maintained for each planted year age class, recording acres planted, stems per acre and costs of planting and tending.
Significant assumptions and estimates are used in the recording of timber inventory and depletion costs. Factors that can impact timber volume include weather changes, losses due to natural causes, differences in actual versus estimated growth rates and changes in the age when timber is considered merchantable. A 3% company-wide change in estimated standing merchantable inventory would cause an estimated change of approximately $2.4 million to 2017 depletion expense.
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
Acquisitions of timberland can also affect the depletion rate. Upon the acquisition of timberland, we make a determination whether to combine the newly-acquired merchantable timber with an existing depletion pool or to create a new pool. The determination is based on the geographic location of the new timber, the customers/markets that will be served and species mix. During 2016, we acquired 111,000 acres of timberlands in Florida, Georgia, Oregon, Texas and Washington. These acquisitions increased 2016 depletion expense by $7.5 million and are expected to increase 2017 depletion expense by approximately $20 million.
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
Non-timber income included in “Other Operating Income, Net” is primarily hunting and recreational licenses. Such income is recognized ratably over the term of the agreement.

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
In 2016, we recognized $3.3 million of pension and postretirement expense. Numerous estimates and assumptions are required to determine the proper amount of pension and postretirement liabilities and annual expense to record in our financial statements. The key assumptions include discount rate, return on assets, salary increases, health care cost trends, mortality rates, longevity and service lives of employees. Although there is authoritative guidance on how to select most of the assumptions, some degree of judgment is exercised in selecting these assumptions based on input from our actuary. Different assumptions, as well as actual versus expected results, would change the periodic benefit cost and funded status of the benefit plans recognized in the financial statements. Effective December 31, 2016, the Company froze benefits for all employees participating in the pension plan. See Note 15 — Employee Benefit Plans for additional information.
Realizability of both recorded and unrecorded tax assets and tax liabilities
The Timber and Real Estate operations conducted within our REIT are generally not subject to U.S. income taxation. Prior to the June 27, 2014 spin-off of Rayonier Advanced Materials, our taxable REIT subsidiary operations included the Performance Fibers business. As such, during 2014 and prior periods, our income taxes varied significantly. Therefore, our projection of estimated income tax for the year and our provision for quarterly income taxes, in accordance with generally accepted accounting principles, may have varied significantly. Post-spin, we expect any variability in our effective tax rate and the amount of cash taxes to be paid to be driven by our New Zealand Timber and Trading segments as our other business operations are conducted within our U.S. REIT subsidiaries. However, the assessment of the ability to realize certain deferred tax assets, or estimate deferred tax liabilities, remains subjective. See Note 9 — Income Taxes for additional information about our unrecognized tax benefits.

Summary of our results of operations for the three years ended December 31:

Financial Information (in millions)	2016	2015	2014
Sales
Southern Timber	$132.9	$139.1	$141.8
Pacific Northwest Timber	75.2	76.5	102.2
New Zealand Timber	172.5	161.6	182.4
Real Estate
Development (Improved)	1.7	2.6	—
Development (Unimproved)	5.5	6.4	4.8
Rural	18.8	22.7	41.0
Non-Strategic / Timberlands	66.1	54.8	9.5
Large Dispositions	207.3	—	22.0
Total Real Estate	299.4	86.5	77.3
Trading	108.3	81.2	103.7
Intersegment Eliminations	—	—	(3.9)
Total Sales	$788.3	$544.9	$603.5

Operating Income
Southern Timber	$43.1	$46.7	$45.7
Pacific Northwest Timber	(4.0)	6.9	29.5
New Zealand Timber	33.1	2.8	9.5
Real Estate (a)	202.4	44.3	47.5
Trading	2.0	1.2	1.7
Corporate and other	(20.8)	(24.1)	(35.6)
Operating Income	255.8	77.8	98.3
Interest Expense	(32.2)	(31.7)	(44.2)
Interest/Other (Expense) Income	(0.8)	(3.0)	(9.3)
Income Tax (Expense) Benefit	(5.0)	0.8	9.6
Income from Continuing Operations (a)	217.8	43.9	54.4
Discontinued Operations, Net	—	—	43.4
Net Income (a)	217.8	43.9	97.8
Less: Net Income (Loss) Attributable to Noncontrolling Interest	5.8	(2.3)	(1.5)
Net Income Attributable to Rayonier Inc. (a)	$212.0	$46.2	$99.3

Adjusted EBITDA (b)
Southern Timber	$92.9	$101.0	$97.9
Pacific Northwest Timber	21.2	21.7	50.8
New Zealand Timber	58.3	33.0	46.0
Real Estate	84.7	70.8	48.4
Trading	2.0	1.2	1.7
Corporate and other	(19.4)	(19.7)	(31.3)
Total Adjusted EBITDA (b)	$239.7	$208.0	$213.5

(a)	The 2016 results included $143.9 million related to Large Dispositions.

(b)	Adjusted EBITDA is a non-GAAP measure defined and reconciled at Item 6 — Selected Financial Data.

Southern Timber Overview	2016	2015	2014
Sales Volume (in thousands of tons)
Pine Pulpwood	3,376	3,614	3,284
Pine Sawtimber	1,587	1,581	1,701
Total Pine Volume	4,963	5,195	4,985
Hardwood	354	297	311
Total Volume	5,317	5,492	5,296

Percentage Delivered Sales	27%	27%	33%
Percentage Stumpage Sales	73%	73%	67%

Net Stumpage Prices (dollars per ton)
Pine Pulpwood	$17.76	$18.13	$18.48
Pine Sawtimber	26.76	27.62	26.45
Weighted Average Pine	$20.64	$21.01	$21.20
Hardwood	13.91	14.65	13.01
Weighted Average Total	$20.18	$20.66	$20.72

Summary Financial Data (in millions of dollars)
Sales	$132.9	$139.1	$141.8
Less: Cut and Haul	(25.6)	(25.7)	(32.1)
Net Stumpage Sales	$107.3	$113.4	$109.7

Operating Income	$43.1	$46.7	$45.7
(+) Depreciation, depletion and amortization	49.8	54.3	52.2
Adjusted EBITDA (a)	$92.9	$101.0	$97.9

Other Data
Non-Timber Income (in millions of dollars) (b)	$17.6	$18.1	$16.7
Year-End Acres (in thousands)	1,849	1,876	1,906

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled at Item 6 — Selected Financial Data.

(b)	Non-Timber Income is presented net of direct charges and excludes allocated overhead.

Pacific Northwest Timber Overview	2016	2015	2014
Sales Volume (in thousands of tons)
Pulpwood	319	308	262
Sawtimber	876	935	1,402
Total Volume	1,195	1,243	1,664

Sales Volume (converted to MBF)
Pulpwood	30,200	29,208	24,761
Sawtimber	114,091	120,932	178,898
Total Volume	144,291	150,140	203,659

Percentage Delivered Sales	91%	88%	55%
Percentage Sawtimber Sales	73%	75%	84%

Delivered Log Prices (in dollars per ton)
Pulpwood	$41.97	$44.61	$39.20
Sawtimber	73.44	72.13	82.05
Weighted Average Log Price	$64.68	$64.83	$74.44

Summary Financial Data (in millions of dollars)
Sales	$75.2	$76.5	$102.2
Less: Cut and Haul	(34.7)	(35.4)	(30.1)
Net Stumpage Sales	$40.5	$41.1	$72.1

Operating Income	($4.0)	$6.9	$29.5
(+) Depreciation, depletion and amortization	25.2	14.8	21.3
Adjusted EBITDA (a)	$21.2	$21.7	$50.8

Other Data
Non-Timber Income (in millions of dollars) (b)	$2.4	$3.5	$2.7
Year-End Acres (in thousands)	378	373	372
Sawtimber (in dollars per MBF) (c)	$566	$565	$632
Estimated Percentage of Export Volume	24%	22%	25%

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled at Item 6 — Selected Financial Data.

(b)	Non-Timber Income is presented net of direct charges and excludes allocated overhead.

(c)	Delivered sawtimber excluding chip-n-saw.

New Zealand Timber Overview	2016	2015	2014
Sales Volume (in thousands of tons)
Domestic Sawtimber (Delivered)	820	684	644
Domestic Pulpwood (Delivered)	374	434	352
Export Sawtimber (Delivered)	932	982	827
Export Pulpwood (Delivered)	85	83	71
Stumpage	10	228	466
Total Volume	2,221	2,412	2,360

Delivered Log Prices (in dollars per ton)
Domestic Sawtimber	$72.68	$64.05	$78.15
Domestic Pulpwood	$31.75	$32.00	$37.84
Export Sawtimber	$98.32	$88.59	$111.75

Summary Financial Data (in millions of dollars)
Sales	$170.7	$155.7	$177.3
Less: Cut and Haul	(70.9)	(71.5)	(78.9)
Less: Port and Freight Costs	(28.0)	(32.0)	(35.8)
Net Stumpage Sales	$71.8	$52.2	$62.6

Land / Other Sales	$1.8	$5.9	$5.1
Total Sales	$172.5	$161.6	$182.4

Operating Income	$33.1	$2.8	$9.5
(+) Depreciation, depletion and amortization	23.4	29.7	32.2
(+) Non-cash cost of land sold	1.8	0.5	4.3
Adjusted EBITDA (a)	$58.3	$33.0	$46.0

Other Data
Non-timber Income / Carbon credits ($ in MMs)	$4.5	$0.9	$0.2
New Zealand Dollar to U.S. Dollar Exchange Rate (b)	0.6971	0.7031	0.8299
Net Plantable Year-End Acres (in thousands)	299	299	309
Domestic Sawtimber (in $NZD per tonne)	$114.54	$100.47	$103.59
Export Sawtimber (in dollars per JAS m3)	$114.27	$103.49	$129.66

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled at Item 6 — Selected Financial Data.

(b)	Represents the average of the month-end exchange rates for each year.

Real Estate Overview	2016	2015	2014
Sales (in millions of dollars)
Improved Development (a)	1.7	2.6	—
Unimproved Development	5.5	6.4	4.8
Rural	18.8	22.7	41.0
Non-Strategic / Timberlands	66.1	54.8	9.5
Large Dispositions (b)	207.3	—	22.0
Total Sales	$299.4	$86.5	$77.3

Acres Sold
Improved Development (a)	47	74	—
Unimproved Development	206	699	852
Rural	6,684	8,754	18,077
Non-Strategic / Timberlands	28,743	23,602	6,363
Large Dispositions (b)	92,434	—	19,556
Total Acres Sold	128,114	33,130	44,848

Price per Acre (dollars per acre)
Improved Development (a)	$37,353	$35,131	—
Unimproved Development	26,959	9,148	5,623
Rural	2,794	2,588	2,265
Non-Strategic / Timberlands	2,301	2,324	1,498
Large Dispositions (b)	2,242	—	1,125
Weighted Average (Total) (c)	$2,581	$2,611	$2,186
Weighted Average (Adjusted) (d)	$2,536	$2,538	$2,186

Total Sales (Excluding Large Dispositions)	$92.1	$86.5	$55.3

Operating Income	$202.4	$44.3	$47.5
(+) Depreciation, depletion and amortization	16.3	14.5	13.4
(+) Non-cash cost of land and improved development	9.9	12.0	8.9
(–) Large Dispositions (b)	(143.9)	—	(21.4)
Adjusted EBITDA (e)	$84.7	$70.8	$48.4

(a)	Reflects land with capital invested in infrastructure improvements.

(b)
Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have any identified HBU premium relative to timberland value. In April 2016, the Company completed a disposition of approximately 55,000 acres located in Washington for a sales price and gain of approximately $129.5 million and $101.3 million, respectively. In October 2016, the Company completed a second disposition of approximately 37,000 acres located in Mississippi and Alabama for a sales price and gain of approximately $77.7 million and $42.6 million, respectively.

(c)	Excludes Large Dispositions.

(d)	Excludes Improved Development and Large Dispositions.

(e)	Adjusted EBITDA is a non-GAAP measure defined and reconciled at Item 6 — Selected Financial Data.

Capital Expenditures By Segment	2016	2015	2014
Timber Capital Expenditures (in millions of dollars)
Southern Timber
Reforestation, silvicultural and other capital expenditures	$19.2	$17.7	$18.7
Property taxes	5.0	5.9	6.5
Lease payments	5.2	5.7	6.1
Allocated overhead	4.2	3.9	4.7
Subtotal Southern Timber	$33.6	$33.2	$36.0
Pacific Northwest Timber
Reforestation, silvicultural and other capital expenditures	5.8	6.2	7.5
Property taxes	0.7	0.5	0.5
Lease payments	—	—	—
Allocated overhead	1.5	1.8	1.8
Subtotal Pacific Northwest Timber	$8.0	$8.5	$9.8
New Zealand Timber
Reforestation, silvicultural and other capital expenditures	8.6	8.0	9.8
Property taxes	0.6	0.7	0.8
Lease payments	4.2	4.1	3.7
Allocated overhead	2.6	2.4	3.0
Subtotal New Zealand Timber	$16.0	$15.2	$17.3
Total Timber Segments Capital Expenditures	$57.6	$56.9	$63.1
Real Estate	0.3	0.3	0.2
Corporate	0.8	0.1	0.4
Total Capital Expenditures	$58.7	$57.3	$63.7

Timberland Acquisitions
Southern Timber	$103.9	$54.4	$125.7
Pacific Northwest Timber	262.5	34.1	1.9
New Zealand Timber	—	9.9	0.9
Real Estate	—	—	2.4
Total Timberland Acquisitions	$366.4	$98.4	$130.9

Real Estate Development Investments	$8.7	$2.7	$3.7
Rayonier Office Building	$6.3	$0.9	—

Results of Operations, 2016 versus 2015
(millions of dollars)
The following tables summarize sales, operating income and Adjusted EBITDA variances for 2016 versus 2015:

Sales	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Total
2015	$139.1	$76.5	$161.6	$86.5	$81.2	$544.9
Volume/Mix	(4.1)	(1.9)	(2.0)	6.7	18.3	17.0
Price	(2.1)	0.6	17.7	(1.1)	9.5	24.6
Foreign exchange (a)	—	—	(0.6)	—	—	(0.6)
Other (b)	—	—	(4.2)	207.3	(0.7)	202.4
2016	$132.9	$75.2	$172.5	$299.4	$108.3	$788.3

(a)	Net of currency hedging impact.

(b)	Real Estate included $207.3 million of sales from two Large Dispositions.

Operating Income	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
2015	$46.7	$6.9	$2.8	$44.3	$1.2	($24.1)	$77.8
Volume/Mix	(1.7)	(0.7)	(2.3)	4.5	—	—	(0.2)
Price	(2.5)	1.0	23.6	(1.1)	—	—	21.0
Cost	(1.5)	0.9	(0.2)	(0.3)	0.8	3.4	3.1
Non-timber income	(0.5)	(1.1)	3.6	—	—	—	2.0
Foreign exchange (a)	—	—	6.6	—	—	—	6.6
Depreciation, depletion & amortization	2.6	(11.0)	0.3	(0.7)	—	(0.1)	(8.9)
Non-cash cost of land and improved development	—	—	(1.4)	3.1	—	—	1.7
Other (b)	—	—	0.1	152.6	—	—	152.7
2016	$43.1	($4.0)	$33.1	$202.4	$2.0	($20.8)	$255.8

(a)	Net of currency hedging impact.

(b)	Real Estate included $143.9 million of operating income from Large Dispositions and receipt of $8.7 million in deferred payments with respect to prior land sales.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
2015	$101.0	$21.7	$33.0	$70.8	$1.2	($19.7)	$208.0
Volume/Mix	(3.6)	(1.3)	(4.1)	6.6	—	—	(2.4)
Price	(2.5)	1.0	23.6	(1.1)	—	—	21.0
Cost	(1.5)	0.9	(0.2)	(0.3)	0.8	0.3	—
Non-timber income	(0.5)	(1.1)	3.6	—	—	—	2.0
Foreign exchange (b)	—	—	6.5	—	—	—	6.5
Other	—	—	(4.1)	8.7	—	—	4.6
2016	$92.9	$21.2	$58.3	$84.7	$2.0	($19.4)	$239.7

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled at Item 6 — Selected Financial Data.

(b)	Net of currency hedging impact.

Southern Timber
Full-year 2016 Southern Timber sales of $132.9 million decreased $6.2 million, or 4%, versus the prior year. Harvest volumes decreased 3% to 5.32 million tons versus 5.49 million tons in the prior year. Average sawtimber stumpage prices decreased 3% to $26.76 per ton versus $27.62 per ton in the prior year, while average pulpwood stumpage prices decreased 2% to $17.76 per ton versus $18.13 per ton in the prior year. The decrease in average sawtimber prices was driven primarily by geographic mix, specifically decreased volume in one of our higher-priced sawtimber regions. The decrease in average pulpwood prices was primarily attributable to deferred harvesting in our best pulpwood markets due to soft market conditions. Overall, weighted average stumpage prices (including hardwood) decreased 2% to $20.18 per ton versus $20.66 per ton in the prior year period.
Operating income of $43.1 million decreased $3.6 million versus the prior year due to lower prices ($2.5 million), lower volumes ($1.7 million), higher leased land expenses and salvage timber costs ($1.5 million) and lower non-timber income ($0.5 million), which were partially offset by lower depletion rates ($2.6 million). Full-year 2016 Adjusted EBITDA of $92.9 million was $8.1 million below the prior year.
Pacific Northwest Timber
Full-year 2016 Pacific Northwest Timber sales of $75.2 million decreased $1.3 million, or 2%, versus the prior year. Harvest volumes declined 4% to 1.19 million tons versus 1.24 million tons in the prior year. Average delivered sawtimber prices increased 2% to $73.44 per ton versus $72.13 per ton in the prior year, while average delivered pulpwood prices decreased 6% to $41.97 per ton versus $44.61 per ton in the prior year. The increase in average sawtimber prices was driven by strengthening export and domestic lumber markets. However, the improved domestic lumber market had a negative affect on pulpwood prices, as more residual chips were entering the market.
Operating loss of $4.0 million versus operating income of $6.9 million in the prior year was due to higher depletion rates ($11.0 million), lower cedar salvage sales ($1.1 million) and lower volumes ($0.7 million), which were partially offset by higher prices ($1.0 million) and lower severance taxes ($0.9 million). Full-year Adjusted EBITDA of $21.2 million was $0.5 million below the prior year.
New Zealand Timber
Full-year 2016 New Zealand Timber sales of $172.5 million increased $10.9 million, or 7%, versus the prior year. Harvest volumes declined 8% to 2.22 million tons versus 2.41 million tons in the prior year. Average delivered prices for export sawtimber increased 11% to $98.32 per ton versus $88.59 per ton in the prior year, while average delivered prices for domestic sawtimber increased 13% to $72.68 per ton versus $64.05 per ton in the prior year. The increase in export sawtimber prices was primarily due to stronger demand from China, while the increase in domestic sawtimber prices (in U.S. dollar terms) was driven primarily by strong domestic demand for construction materials. Excluding the impact of foreign exchange rates, domestic sawtimber prices increased 14% versus the prior year.
Operating income of $33.1 million increased $30.3 million versus the prior year due to the increase in prices ($23.6 million), favorable changes in foreign exchange impacts ($6.6 million), higher non-timber income ($3.6 million) and lower depletion rates ($0.3 million), which were partially offset by lower volume ($2.3 million), lower land sale income ($1.4 million) and higher overhead costs ($0.2 million). Full-year 2016 Adjusted EBITDA of $58.3 million was $25.3 million above the prior year period.
Real Estate
Full-year 2016 sales of $299.4 million increased $212.9 million versus the prior year, while operating income of $202.4 million increased $158.1 million versus the prior year. Full-year 2016 sales and operating income include $207.3 million and $143.9 million, respectively, of Large Dispositions. Sales and operating income increased in 2016 due to higher volumes (128,114 acres sold versus 33,130 acres sold in the prior year), partially offset by lower weighted average prices ($2,337 per acre versus $2,611 per acre in the prior year). Full-year 2016 operating income also increased due to the receipt of $8.7 million of deferred payments with respect to prior land sales. Full-year 2016 Adjusted EBITDA of $84.7 million was $13.9 million above the prior year.
Trading
Full-year 2016 sales of $108.3 million increased $27.1 million versus the prior year due to higher volumes and prices. Sales volumes increased 23% to 1.14 million tons versus 926,000 tons in the prior year. Average prices increased 10% to $95.22 per ton versus $86.89 per ton in the prior year. The increase in both volumes and prices were primarily due to stronger demand from China. Operating income increased $0.8 million versus the prior year, primarily due to lower sourcing and export costs.

Corporate and Other Expense/Eliminations
Full-year 2016 corporate and other expense of $20.8 million decreased $3.3 million versus the prior year primarily due to lower selling, general and administrative expenses ($2.5 million), lower costs related to shareholder litigation ($1.9 million) and a gain on foreign currency derivatives ($1.2 million), which were partially offset by timberland transaction costs ($1.4 million) and other minor variances ($0.8 million).
Interest Expense
Interest expense of $32.2 million in 2016 decreased $0.5 million from the prior year primarily due to lower average rates, partially offset by higher outstanding debt.
Interest and Miscellaneous (Expense) Income, Net
Other non-operating expense was $0.7 million in 2016 versus $3.0 million in 2015. The 2015 results were comprised of unfavorable mark-to-market adjustments on New Zealand JV interest rate swaps.
Income Tax (Expense) Benefit
Full-year 2016 tax expense was $5.0 million versus a tax benefit of $0.8 million in 2015. The 2016 income tax expense was principally related to the New Zealand JV. See Note 9 — Income Taxes for additional information regarding the provision for income taxes.

Outlook for 2017
In 2017, we expect harvest volumes in our Southern Timber segment of 5.3 to 5.5 million tons. We continue to see near-term headwinds in product pricing in certain markets due to ample mill log inventories, relatively modest near-term growth in new housing construction, and high levels of Canadian lumber imports. However, we’re optimistic that pricing will improve over the longer-term as we see incremental growth in housing starts and a potential return to some form of managed lumber trade.
In our Pacific Northwest Timber segment, we expect harvest volumes of 1.3 to 1.4 million tons, reflecting a full-year contribution from the Menasha acquisition as well as modest improvements in sawtimber prices due to increased regional manufacturing capacity.
In our New Zealand Timber segment, we expect harvest volumes of 2.4 to 2.5 million tons and continued strong pricing dynamics driven by solid demand in both domestic and export markets.
In our Real Estate segment, we remain highly focused on unlocking the long-term value of our HBU development and rural property portfolio. We continue to be encouraged by the market interest in our Wildlight development project north of Jacksonville, Florida, and we expect to realize our first sales from this project in 2017.
Our 2017 outlook is subject to a number of variables and uncertainties, including those discussed at Item 1A — Risk Factors.

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
Interest Expense
Interest expense of $31.7 million in 2015 decreased $12.5 million from the prior year primarily due to lower outstanding debt. Interest expense in 2015 included $0.4 million related to the write-off of capitalized financing costs, while 2014 included $1.7 million related to the write-off of capitalized financing costs.
Interest and Miscellaneous (Expense) Income, Net
Other non-operating expense was $3.0 million in 2015 versus $9.2 million in 2014. The 2015 results were comprised of favorable mark-to-market adjustments on New Zealand joint venture interest rate swaps, while 2014 included $3.8 million of costs related to the spin-off of the Performance Fibers business.
Income Tax Benefit
The full-year 2015 tax benefit from continuing operations was $0.8 million versus $9.6 million in 2014. The 2015 income tax benefit was principally related to the New Zealand JV, while the 2014 benefit related to the Performance Fibers business. See Note 9 — Income Taxes for additional information regarding the provision for income taxes.

Liquidity and Capital Resources
Our principal source of cash is cash flow from operations, primarily the harvesting of timber and sales of real estate. As a REIT, our main use of cash is dividends. We also use cash to maintain the productivity of our timberlands through replanting and silviculture. Our operations have generally produced consistent cash flow and required limited capital resources. Short-term borrowings have helped fund working capital needs while acquisitions of timberlands generally require funding from external sources or Large Dispositions.
Summary of Liquidity and Financing Commitments

	As of December 31,
(in millions of dollars)	2016	2015	2014
Cash and cash equivalents	$85.9	$51.8	$161.6
Total debt	1,061.9	830.6	748.3
Shareholders’ equity	1,496.9	1,361.7	1,575.2
Adjusted EBITDA (a)	239.7	208.0	213.5
Total capitalization (total debt plus equity)	2,558.8	2,192.3	2,323.5
Debt to capital ratio	41%	38%	32%
Debt to Adjusted EBITDA (a)	4.4	4.0	3.5
Net debt to Adjusted EBITDA (a)	4.1	3.7	2.7
Net debt to enterprise value (b)	23%	22%	14%

(a)	For a reconciliation of Adjusted EBITDA to net income see Management’s Discussion and Analysis of Financial Condition and Results of Operations—Performance and Liquidity Indicators.

(b)	Enterprise value is calculated as the number of shares outstanding multiplied by the Company’s share price, plus net debt, at December 31, 2016.

Liquidity Facilities
Incremental Term Loan Agreement
In April 2016, the Company entered into an incremental term loan agreement with CoBank, ACB, as administrative agent, and a syndicate of Farm Credit institutions to provide a 10-year, $300 million incremental term loan. Proceeds from the new term loan were used to fund Rayonier’s portion of the Menasha acquisition net of the proceeds received from the Washington disposition, to repay approximately $105 million outstanding on the Company’s revolving credit facility and for general corporate purposes. The periodic interest rate on the incremental term loan agreement is subject to a pricing grid based on the Company’s leverage ratio, as defined in the credit agreement. As of December 31, 2016, the periodic interest rate on the incremental term loan was LIBOR plus 1.900%. Following the closing of the incremental term loan, the Company entered into several interest rate swap transactions to fix the cost of the facility over its 10-year term. The incremental term loan allows the Company to receive annual patronage payments, which are profit distributions made by a cooperative to its member-users based on the quantity or value of business done with the member-user. The Company estimates the effective interest rate on the incremental term loan in the fourth quarter of 2016 was approximately 2.8% after consideration of the interest rate swaps and estimated patronage payments.
Term Credit Agreement
In August 2015, the Company entered into a credit agreement with CoBank, ACB, as administrative agent, and a syndicate of Farm Credit institutions and other commercial banks to provide $550 million of new credit facilities, including a nine-year $350 million term loan facility. The periodic interest rate on the term loan facility is subject to a pricing grid based on the Company’s leverage ratio, as defined in the credit agreement. As of December 31, 2016, the periodic interest rate on the term loan facility was LIBOR plus 1.625%. Following the closing of the term loan, the Company entered into several interest rate swap transactions to fix the cost of the term loan facility over its nine-year term. The Company estimates the effective interest rate on the term loan facility to be approximately 3.3% after consideration of the interest rate swap and estimated patronage refunds.
Revolving Credit Facility
In August 2015, the Company entered into a five-year $200 million unsecured revolving credit facility, replacing the previous $200 million revolving credit facility and $100 million Farm Credit facility, which were scheduled to expire in April 2016 and December 2019, respectively. The periodic interest rate on the revolving credit facility is subject to a pricing grid based on the Company’s leverage ratio, as defined in the credit agreement. As of December 31, 2016, the periodic interest rate on the revolving credit facility was LIBOR plus 1.250%, with an unused commitment fee of 0.175%.
As of December 31, 2016, the Company had net draws of $25.0 million under the revolving credit facility and available borrowing capacity of $169.6 million under the revolving credit facility, net of $5.4 million to secure its outstanding letters of credit.
Joint Venture Debt
In March 2016, the Company used proceeds from the term loan facility to fund a capital contribution into the New Zealand JV, which the New Zealand JV in turn used for repayment of the outstanding amount of $155 million under its existing Tranche A credit facility. In addition, all interest rate swap contracts associated with this debt were settled for $9.3 million at the time of the debt repayment.
In June 2016, the New Zealand JV entered into a 12-month NZ$20.0 million working capital facility and an 18-month NZ$20.0 million working capital facility, replacing the previous NZ$40.0 million facility that expired in June 2016.
During the year ended December 31, 2016, the New Zealand JV made borrowings and repayments of $147.9 million on its working capital facility. As of December 31, 2016, the New Zealand JV had zero net draws under its working capital facility and available borrowing capacity of NZ$40.0 million.
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

Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for each of the past three years ended December 31 (in millions of dollars):

	2016	2015	2014
Total cash provided by (used for):
Operating activities	$203.8	$177.2	$320.4
Investing activities	(283.2)	(166.3)	(196.7)
Financing activities	114.4	(116.5)	(161.4)
Effect of exchange rate changes on cash	(0.9)	(4.2)	(0.4)
Increase (decrease) in cash and cash equivalents	$34.1	($109.8)	($38.1)
Cash Provided by Operating Activities
Cash provided by operating activities increased $26.6 million versus the prior year due to favorable operating results, partially offset by $9.3 million required to settle the New Zealand JV interest rate swaps.
Cash Used for Investing Activities
Cash used for investing activities increased $116.8 million versus the prior year primarily due to a $65.1 million increase in acquisitions, net of proceeds from Large Dispositions, a $6.1 million increase in real estate investment costs, a $5.4 million increase in the construction costs for the Rayonier office building, a $1.4 million increase in capital expenditures and a $31.3 million change in restricted cash.
Cash Provided by Financing Activities
Cash provided by financing activities in 2016 reflects the cash provided by the $300 million incremental term loan agreement with CoBank, a $2.1 million decrease in dividend payments and the repayment of approximately $105 million outstanding on the Company’s revolving credit facility. In 2015, cash used for financing activities included repurchases of common stock of $100 million.
Restricted Cash
At December 31, 2016, the Company had approximately $71.7 million of proceeds from real estate sales classified as restricted cash which were deposited with a like-kind exchange (“LKE”) intermediary as well as cash held in escrow for a real estate sale. These funds can be used for acquiring suitable timberland replacement property, or if the LKE purchases are not completed, returned to the Company after 180 days and reclassified as available cash.
Credit Ratings
Both our ability to obtain financing and the related costs of borrowing are affected by our credit ratings, which are periodically reviewed by the rating agencies. As of December 31, 2016, our credit ratings from S&P and Moody’s were “BBB-” and “Baa3,” respectively, with both services listing our outlook as “Stable.”
Strategy
We continuously evaluate our capital structure. Our strategy is to maintain a weighted-average cost of capital competitive with other timberland REITs and TIMOs, while maintaining an investment grade debt rating as well as retaining the flexibility to actively pursue capital allocation opportunities as they become available. Overall, we believe we have adequate liquidity and sources of capital to run our businesses efficiently and effectively and to maximize the value of our timberland and real estate assets under management.

Expected 2017 Expenditures
Capital expenditures in 2017 are forecasted to be between $62 million and $67 million, excluding any strategic timberland acquisitions we may make. Capital expenditures are expected to be primarily comprised of seedling planting, fertilization and other silvicultural activities, property taxes, lease payments, allocated overhead and other capitalized costs. Aside from capital expenditures, we may also acquire timberland as we actively evaluate acquisition opportunities.
Real estate development investments in 2017 are expected to be between $15 million and $20 million. Expected real estate development investments are primarily related to Wildlight, our mixed-use community development project located north of Jacksonville at the interchange of I-95 and State Road A1A.
We are currently constructing a new headquarters building located in the Wildlight development project. This new office will allow us to consolidate three existing leased offices in Jacksonville and Fernandina Beach, Florida into one location and also serve as a catalyst for the Wildlight project. We expect the construction cost of this building will be approximately $13 million, of which we expect to incur $6 million in 2017.
Our 2017 dividend payments are expected to be approximately $123 million assuming no change in the quarterly dividend rate of $0.25 per share or material changes in the number of shares outstanding.
Future share repurchases, if any, will depend on the Company’s liquidity and cash flow, as well as general market conditions and other considerations including capital allocation priorities.
We made no discretionary pension contributions in 2016 or 2015. We have approximately $0.3 million of pension contribution requirements in 2017 and may make discretionary contributions in the future.
Cash income tax payments in 2017 are expected to be minimal.

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
Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of land and improved development, costs related to shareholder litigation, the gain on foreign currency derivatives, Large Dispositions, costs related to the spin-off of the Performance Fibers business, discontinued operations, internal review and restatement costs and the gain related to consolidation of the New Zealand joint venture. Below is a reconciliation of Net Income to Adjusted EBITDA for the five years ended December 31 (in millions of dollars):

	2016	2015	2014	2013	2012
Net Income to Adjusted EBITDA Reconciliation
Net Income	$217.8	$43.9	$97.8	$373.8	$278.7
Interest, net, continuing operations	33.0	34.7	49.7	38.5	42.3
Income tax expense (benefit), continuing operations	5.0	(0.9)	(9.6)	(35.7)	(27.1)
Depreciation, depletion and amortization	115.1	113.7	120.0	116.9	84.6
Non-cash cost of land and improved development	11.7	12.5	13.2	10.2	4.7
Costs related to shareholder litigation (a)	2.2	4.1	—	—	—
Gain on foreign currency derivatives (b)	(1.2)	—	—	—	—
Large Dispositions (c)	(143.9)	—	(21.4)	(25.7)
Cost related to spin-off of Performance Fibers	—	—	3.8	—	—
Internal review and restatement costs	—	—	3.4	—	—
Gain related to consolidation of New Zealand JV	—	—	—	(16.2)	—
Net income from discontinued operations	—	—	(43.4)	(267.9)	(261.8)
Adjusted EBITDA	$239.7	$208.0	$213.5	$193.9	$121.4

(a)
Costs related to shareholder litigation include expenses incurred as a result of the securities litigation and the shareholder derivative demands. See Note 10 — Contingencies. In addition, these costs include the costs associated with the Company’s response to a subpoena it received from the SEC in November 2014. In July 2016, the Division of Enforcement of the SEC notified the Company that it had concluded its investigation into the Company.

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

Below is a reconciliation of Cash Provided by Operating Activities to Adjusted CAD for the five years ended December 31 (in millions):

	2016	2015	2014	2013	2012
Cash provided by operating activities	$203.8	$177.2	$320.4	$546.8	$447.7
Capital expenditures from continuing operations (a)	(58.7)	(57.3)	(63.7)	(63.2)	(50.5)
Large Dispositions (b)	—	—	(21.4)	(79.7)	—
Cash flow from discontinued operations	—	—	(102.4)	(276.3)	(314.1)
Working capital and other balance sheet changes	(0.8)	(2.5)	(39.5)	(70.0)	(71.1)
CAD	$144.3	$117.4	$93.4	$57.6	$12.0
Mandatory debt repayments	(31.5)	(131.0)	—	(42.0)	(323.0)
Adjusted CAD	$112.8	($13.6)	$93.4	$15.6	($311.0)

Cash used for investing activities	($283.2)	($166.3)	($196.7)	($470.5)	($474.7)
Cash provided by (used for) financing activities	$114.4	($116.5)	($161.4)	($157.1)	$229.0

Purchase of timberlands	($366.4)	($98.4)	($130.9)	($20.4)	($106.5)
Purchase of additional interest in New Zealand joint venture	—	—	—	($139.9)	—

(a)	Capital expenditures exclude timberland acquisitions and purchases of additional interest in the New Zealand JV.

(b)
Previously reported CAD for 2014 and 2013 has been restated to exclude Large Dispositions. Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have any identified HBU premium relative to timberland value.

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

Contractual Financial Obligations
In addition to using cash flow from operations and proceeds from Large Dispositions, we finance our operations and acquisitions through the issuance of debt and by entering into leases. These financial obligations are recorded in accordance with accounting rules applicable to the underlying transaction, with the result that some are recorded as liabilities on the Consolidated Balance Sheets, while others are required to be disclosed in the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis.
The following table aggregates our contractual financial obligations as of December 31, 2016 and anticipated cash spending by period:

Contractual Financial Obligations (in millions)	Total	Payments Due by Period
		2017	2018-2019	2020-2021	Thereafter
Long-term debt (a)	$1,033.8	—	—	$40.0	$993.8
Current maturities of long-term debt (b)	31.5	31.5	—	—	—
Interest payments on long-term debt (c)	198.0	29.2	56.9	55.7	56.2
Operating leases — timberland	195.6	10.3	17.8	16.6	150.9
Operating leases — PP&E, offices	5.6	1.7	1.6	1.1	1.2
Commitments — derivatives (d)	68.2	8.6	16.7	16.7	26.2
Commitments — other (e)	5.7	5.2	0.3	0.2	—
Total contractual cash obligations	$1,538.4	$86.5	$93.3	$130.3	$1,228.3

(a)
The book value of long-term debt, net of deferred financing costs, is currently recorded at $1,030.2 million on the Company’s Consolidated Balance Sheet, but upon maturity the liability will be $1,033.8 million.

(b)	The book value of our current maturities of long-term debt is currently recorded at $31.7 million on the Company’s Consolidated Balance Sheet, but upon maturity the liability will be $31.5 million.

(c)	Projected interest payments for variable-rate debt were calculated based on outstanding principal amounts and interest rates as of December 31, 2016.

(d)
Commitments represent payments expected to be made on derivative financial instruments (foreign exchange contracts and interest rate swaps). See Note 13 — Derivative Financial Instruments and Hedging Activities.

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
As of December 31, 2016 we had $690 million of U.S. long-term variable rate debt. Our primary interest rate exposure on variable rate debt results from changes in LIBOR. However, we use interest rate swaps to manage our exposure to interest rate movements on our term credit agreement by swapping existing and anticipated future borrowings from floating rates to fixed rates. The notional amount of outstanding interest rate swap contracts at December 31, 2016 was $650 million. The term credit agreement and associated interest rate swaps mature in August 2024 and the incremental term loan agreement and associated interest rate swaps mature in May 2026. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in a corresponding increase/decrease of approximately $0.4 million in interest payments and expense over a 12-month period.
The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. The estimated fair value of our long-term fixed-rate debt at December 31, 2016 was $322 million compared to the $325 million principal amount. We use interest rates of debt with similar terms and maturities to estimate the fair value of our debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at December 31, 2016 would result in a corresponding decrease/increase in the fair value of our long-term fixed-rate debt of approximately $15 million.
We estimate the periodic effective interest rate on U.S. long-term fixed and variable rate debt to be approximately 3.3% after consideration of interest rate swaps and estimated patronage refunds, excluding unused commitment fees on the revolving credit facility.
The functional currency of the Company’s New Zealand-based operations and New Zealand JV is the New Zealand dollar. Through these operations and our ownership in the New Zealand JV, we are exposed to foreign currency risk on cash held in foreign currencies and on foreign export sales and ocean freight payments that are predominantly denominated in U.S. dollars. To mitigate these risks, the New Zealand JV routinely enters into foreign currency exchange contracts and foreign currency option contracts to hedge a portion of the New Zealand JV’s foreign exchange exposure. At December 31, 2016, the New Zealand JV had foreign currency exchange contracts with a notional amount of $45 million and foreign currency option contracts with a notional amount of $91 million outstanding. The amount hedged represents 57% of forecast U.S. dollar denominated harvesting sales proceeds over the next 18 months and 61% of log trading sales proceeds over the next 3 months.

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
Rayonier Inc.’s management, under the supervision of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used the framework included in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2016.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2016. The report on the Company’s internal control over financial reporting as of December 31, 2016, is on page 53.

RAYONIER INC.

By:	/s/ DAVID L. NUNES
David L. Nunes President and Chief Executive Officer (Principal Executive Officer)
February 24, 2017

By:	/s/ MARK MCHUGH
Mark McHugh Senior Vice President and Chief Financial Officer (Principal Financial Officer)
February 24, 2017

By:	/s/ APRIL TICE
April Tice Director, Financial Services and Corporate Controller (Principal Accounting Officer)
February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Rayonier Inc.

We have audited Rayonier Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission “(2013 framework)” (the COSO criteria). Rayonier Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Rayonier Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Rayonier Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of Rayonier Inc. and Subsidiaries and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Jacksonville, Florida
February 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Rayonier Inc.

We have audited the accompanying consolidated balance sheets of Rayonier Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rayonier Inc. and Subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rayonier Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Jacksonville, Florida
February 24, 2017

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Years Ended December 31,
(Thousands of dollars, except per share data)

	2016	2015	2014
SALES	$788,278	$544,874	$603,521
Costs and Expenses
Cost of sales	524,707	441,099	483,860
Selling and general expenses	42,785	45,750	47,883
Other operating income, net (Note 17)	(34,991)	(19,759)	(26,511)
	532,501	467,090	505,232
OPERATING INCOME	255,777	77,784	98,289
Interest expense	(32,245)	(31,699)	(44,248)
Interest and miscellaneous expense, net	(698)	(3,003)	(9,199)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	222,834	43,082	44,842
Income tax (expense) benefit (Note 9)	(5,064)	859	9,601
INCOME FROM CONTINUING OPERATIONS	217,770	43,941	54,443
DISCONTINUED OPERATIONS, NET (Note 23)
Income from discontinued operations, net of income tax expense of $0, $0 and $20,578	—	—	43,403
NET INCOME	217,770	43,941	97,846
Less: Net income (loss) attributable to noncontrolling interest	5,798	(2,224)	(1,491)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	211,972	46,165	99,337
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of income tax expense (benefit) of $0, $1,066 and ($78)	6,322	(32,451)	(15,847)
Cash flow hedges, net of income tax (expense) benefit of ($545), ($91) and $861	22,822	(9,961)	(1,855)
Actuarial change and amortization of pension and postretirement plan liabilities, net of income tax effect of $0, $470 and $35,852	5,533	2,933	54,046
	34,677	(39,479)	36,344
COMPREHENSIVE INCOME	252,447	4,462	134,190
Less: Comprehensive income (loss) attributable to noncontrolling interest	9,555	(13,027)	(6,462)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$242,892	$17,489	$140,652
EARNINGS PER COMMON SHARE
BASIC EARNINGS PER SHARE ATTRIBUTABLE TO RAYONIER INC.
Continuing Operations	$1.73	$0.37	$0.44
Discontinued Operations	—	—	0.34
Net Income	$1.73	$0.37	$0.78
DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO RAYONIER INC.
Continuing Operations	$1.73	$0.37	$0.43
Discontinued Operations	—	—	0.33
Net Income	$1.73	$0.37	$0.76

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31,
(Thousands of dollars)

	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$85,909	$51,777
Accounts receivable, less allowance for doubtful accounts of $33 and $42	20,664	20,222
Inventory (Note 18)	21,379	15,351
Prepaid logging roads	10,228	10,563
Prepaid expenses	1,579	2,091
Assets held for sale (Note 21)	23,171	—
Other current assets	1,874	5,681
Total current assets	164,804	105,685
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,291,015	2,066,780
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 6)	70,374	65,450
PROPERTY, PLANT AND EQUIPMENT
Land	2,279	1,833
Buildings	7,990	9,014
Machinery and equipment	4,658	3,686
Construction in progress	8,170	1,282
Total property, plant and equipment, gross	23,097	15,815
Less—accumulated depreciation	(9,063)	(9,073)
Total property, plant and equipment, net	14,034	6,742
RESTRICTED DEPOSITS (Note 19)	71,708	23,525
OTHER ASSETS (Note 20)	73,825	47,756
TOTAL ASSETS	$2,685,760	$2,315,938
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$22,337	$21,479
Current maturities of long-term debt	31,676	—
Accrued taxes	2,657	3,685
Accrued payroll and benefits	9,277	7,037
Accrued interest	5,340	6,153
Other current liabilities	20,679	21,103
Total current liabilities	91,966	59,457
LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS	1,030,205	830,554
PENSION AND OTHER POSTRETIREMENT BENEFITS (Note 15)	31,856	34,137
OTHER NON-CURRENT LIABILITIES	34,981	30,050
COMMITMENTS AND CONTINGENCIES (Notes 8 and 10)
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 shares authorized, 122,904,368 and 122,770,217 shares issued and outstanding	709,867	708,827
Retained earnings	700,887	612,760
Accumulated other comprehensive income (loss)	856	(33,503)
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,411,610	1,288,084
Noncontrolling interest	85,142	73,656
TOTAL SHAREHOLDERS’ EQUITY	1,496,752	1,361,740
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,685,760	$2,315,938

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Thousands of dollars, except share data)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interest	Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2013	126,257,870	$692,100	$1,015,209	($46,139)	$94,073	$1,755,243
Net income	—	—	99,337	—	(1,491)	97,846
Dividends ($2.03 per share)	—	—	(256,861)	—	—	(256,861)
Contribution to Rayonier Advanced Materials	—	(301)	(61,318)	80,749		19,130
Adjustments to Rayonier Advanced Materials	—	—	(5,670)	(2,556)		(8,226)
Issuance of shares under incentive stock plans	561,701	5,579	—	—	—	5,579
Stock-based compensation	—	7,869	—	—	—	7,869
Tax deficiency on stock-based compensation	—	(791)	—	—	—	(791)
Repurchase of common shares	(46,474)	(1,858)	—	—	—	(1,858)
Actuarial change and amortization of pension and postretirement plan liabilities	—	—	—	(24,147)	—	(24,147)
Noncontrolling interest redemption of shares	—	—	—	—	(931)	(931)
Foreign currency translation adjustment	—	—	—	(11,526)	(4,321)	(15,847)
Joint venture cash flow hedges	—	—	—	(1,206)	(649)	(1,855)
Balance, December 31, 2014	126,773,097	$702,598	$790,697	($4,825)	$86,681	$1,575,151
Net income	—	—	46,165	—	(2,224)	43,941
Dividends ($1.00 per share)	—	—	(124,943)	—	—	(124,943)
Issuance of shares under incentive stock plans	205,219	2,117	—	—	—	2,117
Stock-based compensation	—	4,484	—	—	—	4,484
Tax deficiency on stock-based compensation	—	(250)	—	—	—	(250)
Repurchase of common shares	(4,208,099)	(122)	(100,000)	—	—	(100,122)
Actuarial change and amortization of pension and postretirement plan liabilities	—	—	—	2,933	—	2,933
Adjustments to Rayonier Advanced Materials	—	—	841	—	—	841
Foreign currency translation adjustment	—	—	—	(21,567)	(10,884)	(32,451)
Cash flow hedges	—	—	—	(10,044)	83	(9,961)
Balance, December 31, 2015	122,770,217	$708,827	$612,760	($33,503)	$73,656	$1,361,740
Net income	—	—	211,972	—	5,798	217,770
Dividends ($1.00 per share)	—	—	(123,155)	—	—	(123,155)
Issuance of shares under incentive stock plans	179,743	1,576	—	—	—	1,576
Stock-based compensation	—	5,136	—	—	—	5,136
Repurchase of common shares	(45,592)	(178)	(690)	—	—	(868)
Actuarial change and amortization of pension and postretirement plan liabilities	—	—	—	5,533	—	5,533
Foreign currency translation adjustment	—	—	—	2,780	3,542	6,322
Cash flow hedges	—	—	—	22,608	214	22,822
Recapitalization of New Zealand Joint Venture	—	(5,398)	—	3,438	1,960	—
Recapitalization costs	—	(96)	—	—	(28)	(124)
Balance, December 31, 2016	122,904,368	$709,867	$700,887	$856	$85,142	$1,496,752

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(Thousands of dollars)

	2016	2015	2014
OPERATING ACTIVITIES
Net income	$217,770	$43,941	$97,846
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	115,142	113,708	119,980
Non-cash cost of land and real estate sold	11,690	12,509	13,264
Stock-based incentive compensation expense	5,136	4,484	7,869
Amortization of debt discount/premium	(462)	604	1,092
Deferred income taxes	5,170	(1,475)	1,828
Non-cash adjustments to unrecognized tax benefit liability	—	135	(6,597)
Depreciation and amortization from discontinued operations	—	—	37,985
Amortization of losses from pension and postretirement plans	2,513	3,403	7,276
Gain on sale of Large Dispositions	(143,933)	—	—
Other	336	350	3,307
Changes in operating assets and liabilities:
Receivables	2,517	2,034	4,300
Inventories	(1,175)	(9,749)	3,926
Accounts payable	(559)	1,863	29,929
Income tax receivable/payable	(206)	(894)	838
All other operating activities	(10,138)	6,251	2,669
Expenditures for dispositions and discontinued operations	—	—	(5,096)
CASH PROVIDED BY OPERATING ACTIVITIES	203,801	177,164	320,416
INVESTING ACTIVITIES
Capital expenditures	(58,723)	(57,293)	(63,713)
Capital expenditures from discontinued operations	—	—	(60,955)
Real estate development investments	(8,746)	(2,676)	(3,674)
Purchase of timberlands	(366,481)	(98,409)	(130,896)
Assets purchased in business acquisition	(887)	—	—
Net proceeds from Large Dispositions	203,862	—	—
Proceeds from settlement of foreign currency hedge	—	2,804	—
Rayonier office building under construction	(6,307)	(908)	—
Change in restricted cash	(48,184)	(16,836)	62,256
Other	2,311	7,009	306
CASH USED FOR INVESTING ACTIVITIES	(283,155)	(166,309)	(196,676)
FINANCING ACTIVITIES
Issuance of debt	695,916	472,558	1,426,464
Repayment of debt	(458,415)	(364,402)	(1,289,637)
Dividends paid	(122,845)	(124,936)	(257,517)
Proceeds from the issuance of common shares	1,576	2,117	5,579
Proceeds from repurchase of common shares	(690)	(100,000)	(1,858)
Debt issuance costs	(818)	(1,678)	(12,380)
Net cash disbursed upon spin-off of Performance Fibers business	—	—	(31,420)
Other	(301)	(122)	(680)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	114,423	(116,463)	(161,449)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(937)	(4,173)	(377)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	34,132	(109,781)	(38,086)
Balance, beginning of year	51,777	161,558	199,644
Balance, end of year	$85,909	$51,777	$161,558

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the Years Ended December 31,
(Thousands of dollars)

	2016	2015	2014
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year:
Interest	$36,289	$33,011	$47,640
Income taxes	501	277	8,789
Non-cash investing activity:
Capital assets purchased on account	4,683	3,429	2,444
Purchase of timberlands	—	700	—

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
Rayonier operates in five reportable business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate and Trading. See Note 4 — Segment and Geographical Information for further discussion of reportable business segments and Note 23 — Discontinued Operations for additional information on the spin-off of the Performance Fibers business.
The Company is a REIT and is generally not required to pay federal income taxes on its U.S. timber harvest earnings and other U.S. REIT operations contingent upon meeting applicable distribution, income, asset, shareholder and other tests. The U.S. timber operations are primarily conducted by the Company’s wholly-owned REIT subsidiaries. Non-REIT qualifying and certain foreign operations, which are subject to corporate-level tax on earnings, are operated by taxable subsidiaries. These operations include the Real Estate segment’s entitlement activities, limited development activities and sale of higher and better use (“HBU”) properties. The Company’s consolidated joint venture, Matariki Forestry Group (“New Zealand JV”), is subject to entity-level tax in New Zealand.
Southern, Pacific Northwest and New Zealand Timber
The Company’s Timber segments own or lease approximately 2.7 million acres of timberlands located in the U.S. and New Zealand. The Timber segments conduct timber harvesting activities, manage timberlands and sell timber and logs to third parties. On March 3, 2016, the Company acquired an additional 12% interest in the New Zealand JV, which currently owns or leases approximately 433,000 gross acres (299,000 net plantable acres) of New Zealand timberlands. The acquisition of additional interest brought the Company’s ownership to 77%. The Company maintains a controlling financial interest in the New Zealand JV and, accordingly, consolidates the New Zealand JV’s Balance Sheet and results of operations. Rayonier’s wholly-owned subsidiary, Rayonier New Zealand Limited (“RNZ”) serves as the manager of the New Zealand JV forests. See Note 7 — Joint Venture Investment.
During 2016, the Company acquired approximately 111,000 acres of timberlands in Florida, Georgia, Texas, Oregon and Washington for $366.5 million. During 2015, the Company acquired approximately 35,000 acres of timberlands in the U.S. for $88.5 million as well as acquiring forestry rights covering approximately 1,800 acres of timberland with mature timber in New Zealand for $9.9 million. See Note 3 — Timberland Acquisitions for additional information.
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
Basis of Presentation and Principles of Consolidation
The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These statements include the accounts of Rayonier Inc. and its subsidiaries, in which it has a majority ownership or controlling interest. As of April 2013, the Company held a controlling interest (65%) in its New Zealand JV, and, as such, consolidates its results of operations and Balance Sheet. In March 2016, the Company made a capital contribution into the New Zealand JV and as a result, the Company’s ownership interest increased to 77%. The Company also records a noncontrolling interest in its consolidated financial statements representing the minority ownership interest (23%) of the New Zealand JV’s results of operations and equity. All intercompany balances and transactions are eliminated.
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
Cash and Cash Equivalents
Cash and cash equivalents include time deposits with original maturities of three months or less. The consolidated cash balance includes time deposits of $25.6 million and $23.4 million at December 31, 2016 and December 31, 2015, respectively.
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
Inventory also includes logs available to be sold by the Trading segment. Log inventory is recorded at the lower of cost or market and expensed to cost of goods sold when sold to third-party buyers. See Note 18 — Inventory for additional information.
Prepaid Logging Roads
Costs for roads built in the Pacific Northwest and New Zealand to access particular tracts to be harvested in the upcoming 24 months to 60 months are recorded as prepaid logging roads. The Company charges such costs to expense as timber is harvested using an amortization rate determined annually as the total cost of prepaid roads divided by the estimated tons of timber to be accessed by those roads. The prepaid balance is classified as short-term or long-term based on the upcoming harvest schedule.
Assets Held for Sale
Assets that meet the held-for-sale criteria in ASC 360-10-45-9 are recorded in a separate balance sheet line, entitled “Assets Held for Sale,” and measured at the lower of the carrying amount or fair value less cost to sell.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Timber and Timberlands
Timber is stated at the lower of cost or market value. Costs relating to acquiring, planting and growing timber including real estate taxes, site preparation and direct support costs relating to facilities, vehicles and supplies are capitalized. Annual lease payments are capitalized or expensed based on the proportion of acres that the Company will be able to harvest prior to lease expiration. Lease payments made within one year of expiration is expensed as incurred. Payroll costs are capitalized for time spent on timber growing activities, while interest or any other intangible costs are not capitalized. An annual depletion rate is established for each particular region by dividing merchantable inventory cost by standing merchantable inventory volume, which is estimated annually. The Company charges accumulated costs attributed to merchantable timber to depletion expense (cost of sales), at the time the timber is harvested or when the underlying timberland is sold based on the relationship of timber sold to the estimated volume of currently merchantable timber.
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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Goodwill
Goodwill represents the excess of the acquisition cost of the New Zealand Timber segment over the fair value of the net assets acquired. Goodwill is not amortized, but is periodically reviewed for impairment. An impairment test for this reporting unit’s goodwill is performed annually and whenever events or circumstances indicate that the value of goodwill may be impaired. The Company compares the fair value of the New Zealand Timber segment, using an independent valuation for the New Zealand forest assets, to its carrying value including goodwill . The independent valuation of the New Zealand forest assets is based on discounted cash flow models where the fair value is calculated using cash flows from sustainable forest management plans. The fair value of the forest assets is measured as the present value of cash flows from one growth cycle based on the productive forest land, taking into consideration environmental, operational, and market restrictions. These cash flow valuations involve a number of estimates that require broad assumptions and significant judgment regarding future performance. The annual impairment test was performed as of October 1, 2016; the estimated fair value of the New Zealand Timber segment exceeded its carrying value and no impairment was recorded.
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
Non-timber income included in “Other Operating Income, Net” is primarily comprised of hunting and recreational licenses. Such income is recognized ratably over the term of the agreement.
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
Employee Benefit Plans
The determination of expense and funding requirements for Rayonier’s defined benefit pension plan, its unfunded excess pension plan and its postretirement life insurance plan are largely based on a number of actuarial assumptions. The key assumptions include discount rate, return on assets, salary increases, mortality rates and longevity of employees. See Note 15 — Employee Benefit Plans for assumptions used to determine benefit obligations, and the net periodic benefit cost for the year ended December 31, 2016.
Periodic pension and other postretirement expense is included in “Cost of sales,” “Selling and general expenses” and “Income from discontinued operations, net” in the Consolidated Statements of Income and Comprehensive Income. At December 31, 2016 and 2015, the Company’s pension plans were in a net liability position (underfunded) of $30.6 million and $33.0 million, respectively. The estimated amount to be paid in the next 12 months is recorded in “Accrued payroll and benefits” on the Consolidated Balance Sheets, with the remainder recorded as a long-term liability in “Pension and Other Postretirement Benefits.” Changes in the funded status of the Company’s plans are recorded through comprehensive income (loss) in the year in which the changes occur. The Company measures plan assets and benefit obligations as of the fiscal year-end. See Note 15 — Employee Benefit Plans for additional information.
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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Reclassifications
Certain 2015 and 2014 amounts have been reclassified to conform with the current year presentation, including the Consolidated Balance Sheet and Consolidated Statement of Cash Flows to better reflect the intended use of the assets and funds. These reclassifications did not affect revenue, total costs and expenses, operating income, or net income.
The following summarizes reclassifications at December 31, 2016:

•
Restricted Deposits have been reclassified on the Consolidated Balance Sheet from “Other Assets” to a separate balance sheet caption. As of December 31, 2016 and 2015, restricted deposits were $71.7 million and $23.5 million, respectively.

Certain 2015 and 2014 amounts have been reclassified due to the adoption of new Accounting Standards Updates. These reclassifications did not affect revenue, total costs and expense, operating income, or net income.
The following summarizes reclassifications at December 31, 2016:

•
Capitalized debt costs related to non-revolving debt has been reclassified on the Consolidated Balance Sheet from “Other Assets” to “Long Term Debt” as a result of the adoption of Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-50) - Simplifying the Presentation of Debt Issuance Costs and ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which is required to be applied on a retrospective basis. This reclassification is reflected in the December 31, 2016 and December 31, 2015 Consolidated Balance Sheets. A corresponding change has also been made to the Consolidated Statement of Cash Flows for both periods presented. As of December 31, 2016 and 2015, capitalized debt costs related to non-revolving debt was $3.6 million and $3.3 million, respectively.

New or Recently Adopted Accounting Pronouncements
In November 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU No. 2016-15 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Rayonier intends to adopt ASU No. 2016-18 in the Company’s first quarter 2018 Form 10-Q. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.
In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, stating entities should recognize income tax consequences of intra-entity transfers of assets other than inventory in the period in which they occur.  As such, the Company will be required to apply the changes on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption.  ASU 2016-16 is effective for public business entities in annual periods beginning after December 15, 2017 with early adoption permitted at the beginning of an annual period for which financial statements have not been issued.  The Company intends to adopt ASU 2016-16 in the first quarter of 2017 and does not expect adoption to have a material impact on the consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flows, and other Topics. This Update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU No. 2016-15 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. ASU No. 2016-15 is required to be applied retrospectively to all periods presented beginning in the period of adoption. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU No. 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Rayonier intends to adopt ASU No. 2016-09 in the Company’s first quarter 2017 Form 10-Q. Upon adoption, additional excess tax benefits and tax deficiencies will be recorded to Income tax (expense) benefit in the Consolidated Statements of Income and Comprehensive Income. The Company does not expect adoption to have any other material impact on the consolidated financial statements.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

In March 2016, the FASB issued ASU No. 2016-05, Derivatives and Hedging (Topic 815): Effective of Derivative Contract Novations on Existing Hedge Accounting Relationships, which clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. ASU No. 2016-05 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Rayonier intends to adopt ASU No. 2016-05 in the Company’s first quarter 2017 Form 10-Q and does not expect it to have a material impact on the consolidated financial statements.
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
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments. ASU No. 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer must record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change in the provisional amounts, calculated as if the accounting had been completed at the acquisition date. ASU No. 2015-16 is effective for annual periods beginning after December 15, 2015, including interim periods within that reporting period. ASU No. 2015-16 should be applied prospectively to adjustments to provisional amounts that occur after the effective date. Rayonier adopted ASU No. 2015-16 during the year ended December 31, 2016. See Note 3 — Timberland Acquisitions for additional information.
In May 2015, the FASB issued ASU No. 2015-07, Fair Value Measurement (Topic 820) – Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent). ASU No. 2015-07 requires that investments for which the fair value is measured at NAV using the practical expedient (investments in funds measured at NAV) under “Fair Value Measurements and Disclosures” (Topic 820) be excluded from the fair value hierarchy. ASU No. 2015-07 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. ASU No. 2015-07 is required to be applied retrospectively to all periods presented beginning in the period of adoption. Early adoption is permitted. Rayonier adopted ASU No. 2015-07 as of December 31, 2016 in this annual report on Form 10-K. See Note 15 — Employee Benefit Plans for additional information.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU No. 2014-15 requires management of all entities to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. Management is required to make certain disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the entity’s ability to continue as a going concern. ASU No. 2014-15 is effective for annual reporting periods ending after December 15, 2016 and for annual periods and interim periods thereafter. Rayonier adopted ASU No. 2014-15 as of December 31, 2016 and the implementation of the new standard did not result in additional disclosure in this Annual Report on Form 10-K.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), a comprehensive new revenue recognition standard that will supersede current revenue recognition guidance. The guidance provides a unified model to determine when and how revenue is recognized and will require enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers – Deferral of the Effective Date. ASU No. 2015-14 provides a one-year deferral of the effective date of the new standard, with an option for organizations to adopt early based on the original effective date. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers – Identifying Performance Obligations and Licensing. The update clarifies the guidance for identifying performance obligations. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The update clarifies the guidance for assessing collectibility, presenting sales taxes and other similar taxes collected from customers, noncash consideration, contract modifications at transition, completed contracts at transition and disclosing the accounting change in the period of adoption. This standard will be effective for Rayonier beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements and has completed a preliminary analysis of the specific impacts to our Southern Timber, Pacific Northwest Timber, New Zealand Timber and Real Estate segments.
Subsequent Events
The Company has evaluated events occurring from December 31, 2016 to the date of issuance for potential recognition or disclosure in the consolidated financial statements. No events were identified that warranted recognition or disclosure.

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
In the fourth quarter of 2016, the Company completed its valuation of the assets acquired and liabilities assumed in the business combination resulting in measurement period adjustments to the provisional amounts recorded at the acquisition date. The effect of these measurement period adjustments has been reflected in the consolidated financial statements for the period ended December 31, 2016.
The following table summarizes the measurement period adjustments to the fair value of assets acquired and liabilities assumed :

Increase/(Decrease)
Timber and timberlands	$152
Other current and non-current liabilities	152
The following table summarizes the fair value of assets acquired and liabilities assumed at the acquisition date:

May 10, 2016
Timber and timberlands (a)	$263,225
Property, plant and equipment	1,554
Other current and non-current assets	280
Total identifiable assets acquired	265,059
Other current and non-current liabilities	1,655
Total liabilities assumed	1,655
Net identifiable assets (purchase price)	$263,404

(a) Timber and timberlands include $0.8 million of seeds and seedlings.
Operating Results and Unaudited Pro Forma Financial Information
The net income effect resulting from the Menasha acquisition for the year ended December 31, 2016 is impracticable to determine, as the Company immediately integrated Menasha into its ongoing operations. Additionally, pro forma information has not been provided, as the portion of Menasha acquired was a component of a larger legal entity and separate historical financial statements were not prepared. Since stand-alone financial information prior to the acquisition was not readily available, compilation of such data is impracticable.

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
Other Acquisitions
In five additional transactions throughout 2016, Rayonier purchased approximately 50,000 acres of timberland located in Florida, Georgia and Texas for approximately $103.9 million. These acquisitions were funded with cash on hand, like-kind exchange proceeds from real estate and timberland sales, or through the revolving credit facility and were accounted for as asset purchases.
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
The following table summarizes the timberland acquisitions at December 31, 2016 and 2015:

	2016		2015
	Cost	Acres	Cost	Acres
Florida	$14,323	6,937	$5,031	3,428
Georgia	12,485	5,427	1,495	1,443
Louisiana	—	—	47,840	24,494
Mississippi	—	—	42	40
Oregon	239,896	55,603	34,052	5,578
Texas	77,139	37,513	—	—
Washington	22,638	5,247	—	—
New Zealand (a)	—	—	9,949	1,767
Total Acquisitions	$366,481	110,727	$98,409	36,750

(a)	The 2015 New Zealand transaction represents the purchase of a forestry right.

4.	SEGMENT AND GEOGRAPHICAL INFORMATION
Rayonier operates in five reportable segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate and Trading.
The Company’s timber businesses are disaggregated into Southern Timber, Pacific Northwest Timber and New Zealand Timber segments. Sales in the Timber segments include all activities related to the harvesting of timber. Other non-timber income activities such as the licensing of properties for hunting, leasing of properties for mineral extraction and cell towers are included, net of direct costs, in “Other operating income.”

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Real Estate sales include all U.S. property sales, including those lands designated as higher and better use (HBU). The Company’s Real Estate sales categories include Improved Development, Unimproved Development, Rural, Non-Strategic / Timberlands and Large Dispositions. Large Dispositions include sales of timberland that exceed $20 million in size and do not have any identified HBU premium relative to timberland value. Improved development includes sales of development property for which Rayonier, through one of its taxable REIT subsidiaries, has invested in infrastructure to enhance the value and marketability of the property. The unimproved development sales category comprises properties sold for commercial, industrial or residential development purposes and for which Rayonier has not invested in site improvements such as infrastructure.
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
Operating income as presented in the Consolidated Statements of Income and Comprehensive Income is equal to segment income. Certain income (loss) items in the Consolidated Statements of Income and Comprehensive Income are not allocated to segments. These items, which include interest income (expense), miscellaneous income (expense) and income tax (expense) benefit, are not considered by management to be part of segment operations and are included under “Corporate and other.”
Segment information for each of the three years ended December 31, 2016 follows:

	Sales
	2016	2015	2014
Southern Timber	$132,855	$139,093	$141,833
Pacific Northwest Timber	75,187	76,488	102,232
New Zealand Timber	172,574	161,570	182,421
Real Estate (a)	299,350	86,493	77,281
Trading	108,312	81,230	103,678
Intersegment Eliminations	—	—	(3,924)
Total	$788,278	$544,874	$603,521

(a) Includes $207.3 million related to Large Dispositions in 2016.

	Operating Income/(Loss)
	2016	2015	2014
Southern Timber	$43,098	$46,669	$45,651
Pacific Northwest Timber	(3,992)	6,917	29,539
New Zealand Timber	33,072	2,775	9,474
Real Estate (a)	202,379	44,263	47,474
Trading	2,002	1,247	1,687
Corporate and other	(20,782)	(24,087)	(35,536)
Total Operating Income	255,777	77,784	98,289
Unallocated interest expense and other	(32,943)	(34,702)	(53,447)
Total income from continuing operations before income taxes	$222,834	$43,082	$44,842

(a) Includes $143.9 million related to Large Dispositions in 2016.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	Gross Capital Expenditures
	2016	2015	2014
Capital Expenditures (a)
Southern Timber	$33,487	$33,245	$36,033
Pacific Northwest Timber	8,036	8,515	9,742
New Zealand Timber	16,095	15,143	17,344
Real Estate	315	313	195
Trading	—	—	—
Corporate and other	790	77	399
Total capital expenditures	$58,723	$57,293	$63,713

Timberland Acquisitions
Southern Timber	$103,947	$54,408	$125,650
Pacific Northwest Timber	262,534	34,052	1,878
New Zealand Timber	—	9,949	923
Real Estate	—	—	2,445
Trading	—	—	—
Corporate and other	—	—	—
Total timberland acquisitions	$366,481	$98,409	$130,896

Total Gross Capital Expenditures	$425,204	$155,702	$194,609

(a)	Excludes timberland acquisitions presented separately.

	Depreciation, Depletion and Amortization
	2016	2015	2014
Southern Timber	$49,747	$54,299	$52,307
Pacific Northwest Timber	25,246	14,842	21,282
New Zealand Timber	23,447	29,741	32,161
Real Estate (a)	52,304	14,533	13,355
Trading	—	—	—
Corporate and other	402	293	875
Total	$151,146	$113,708	$119,980

(a)	Includes $36.1 million related to Large Dispositions in 2016.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	Non-Cash Cost of Land and Improved Development
	2016	2015	2014
Southern Timber	—	—	—
Pacific Northwest Timber	—	—	—
New Zealand Timber	1,824	467	4,328
Real Estate (a)	32,038	12,042	8,936
Trading	—	—	—
Corporate and other	—	—	—
Total	$33,862	$12,509	$13,264

(a) Includes $22.2 million related to Large Dispositions in 2016.

	Sales by Product Line
	2016	2015	2014
Southern Timber	$132,855	$139,093	$141,833
Pacific Northwest Timber	75,187	76,488	102,232
New Zealand Timber	172,574	161,570	182,421
Real Estate
Improved Development	1,740	2,610	—
Unimproved Development	5,540	6,399	4,794
Rural	18,672	22,653	40,954
Non-Strategic / Timberlands	66,133	54,831	9,533
Large Dispositions	207,265	—	22,000
Total Real Estate	299,350	86,493	77,281
Trading	108,312	81,230	103,678
Intersegment eliminations	—	—	(3,924)
Total Sales	$788,278	$544,874	$603,521

	Geographical Operating Information
	Sales			Operating Income			Identifiable Assets
	2016	2015	2014	2016	2015	2014	2016	2015
United States	$507,391	$302,074	$317,422	$220,703	$73,749	$87,116	$2,181,658	$1,823,137
New Zealand	280,887	242,800	286,099	35,074	4,035	11,173	504,102	492,801
Total	$788,278	$544,874	$603,521	$255,777	$77,784	$98,289	$2,685,760	$2,315,938

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

5.	DEBT
Rayonier’s debt consisted of the following at December 31, 2016 and 2015:

	2016	2015
Term Credit Agreement borrowings due 2024 at a variable interest rate of 2.3% at December 31, 2016	$350,000	$170,000
Senior Notes due 2022 at a fixed interest rate of 3.75%	325,000	325,000
Incremental Term Loan Agreement borrowings due 2026 at a variable interest rate of 2.5% at December 31, 2016	300,000	—
Mortgage notes due 2017 at fixed interest rates of 4.35% (a)	31,676	42,638
Revolving Credit Facility borrowings due 2020 at a variable interest rate of 1.9% at December 31, 2016	25,000	97,000
Solid waste bonds due 2020 at a variable interest rate of 2.0% at December 31, 2016	15,000	15,000
New Zealand JV noncontrolling interest shareholder loan at 0% interest rate	18,796	23,242
New Zealand JV Revolving Credit Facility due 2016 at a variable interest rate of 3.54% at December 31, 2015	—	160,999
Total debt	1,065,472	833,879
Less: Current maturities of long-term debt	(31,676)	—
Less: Deferred financing costs	(3,591)	(3,325)
Long-term debt, net of deferred financing costs	$1,030,205	$830,554
Principal payments due during the next five years and thereafter are as follows:

2017 (a)	$31,500
2018	—
2019	—
2020	40,000
2021	—
Thereafter	993,796
Total debt	$1,065,296

(a)	The mortgage notes due in 2017 were recorded at a premium of $0.2 million and $0.6 million as of December 31, 2016 and 2015, respectively. Upon maturity the liability will be $31.5 million.

Term Credit Agreement
In August 2015, the Company entered into a credit agreement with CoBank, ACB, as administrative agent, and a syndicate of Farm Credit institutions and other commercial banks to provide $550 million of new credit facilities, including a nine-year $350 million term loan facility. The periodic interest rate on the term loan facility is subject to a pricing grid based on the Company’s leverage ratio, as defined in the credit agreement. As of December 31, 2016, the periodic interest rate on the term loan facility was LIBOR plus 1.625%. Following the closing of the term loan, the Company entered into several interest rate swap transactions to fix the cost of the term loan facility over its nine-year term. The term credit agreement allows the Company to receive annual patronage payments, which are profit distributions made by a cooperative to its member-users based on the quantity or value of business done with the member-user. The Company estimates the effective interest rate on the term loan facility to be approximately 3.3% after consideration of the interest rate swap and estimated patronage refunds.
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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Incremental Term Loan Agreement
In April 2016, the Company entered into an incremental term loan agreement with CoBank, ACB, as administrative agent, and a syndicate of Farm Credit institutions to provide a 10-year, $300 million incremental term loan. Proceeds from the new term loan were used to fund Rayonier’s portion of the Menasha acquisition net of the proceeds received from the Washington disposition, to repay approximately $105 million outstanding on the Company’s revolving credit facility and for general corporate purposes. The periodic interest rate on the incremental term loan agreement is subject to a pricing grid based on the Company’s leverage ratio, as defined in the credit agreement. As of December 31, 2016, the periodic interest rate on the incremental term loan was LIBOR plus 1.900%. Following the closing of the incremental term loan, the Company entered into several interest rate swap transactions to fix the cost of the facility over its 10-year term. The Company estimates the effective interest rate on the incremental term loan facility to be approximately 2.8% after consideration of the interest rate swaps and estimated patronage payments.
$105 Million Secured Mortgage Notes Assumed
In November 2011, in connection with the acquisition of approximately 250,000 acres of timberlands, the Company assumed notes totaling $105 million, secured by mortgages on certain parcels of the timberlands acquired. The notes bear fixed interest rates of 4.35% with original terms of seven years maturing in August 2017. The Company prepaid $21.0 million of principal on the mortgage notes concurrent with the acquisition and an additional $10.5 million during each of the years 2012 through 2016, the maximum amounts allowed without penalty at the respective dates. The notes were recorded at fair value on the date of acquisition. At December 31, 2016, the carrying value of the debt outstanding was $31.7 million; however, the liability will be $31.5 million at maturity.
Revolving Credit Facility
In August 2015, the Company entered into a five-year $200 million unsecured revolving credit facility, replacing the previous $200 million revolving credit facility and $100 million farm credit facility which were scheduled to expire in April 2016 and December 2019, respectively. The periodic interest rate on the revolving credit facility is subject to a pricing grid based on the Company’s leverage ratio, as defined in the credit agreement. As of December 31, 2016, the periodic interest rate on the revolving credit facility was LIBOR plus 1.250%, with an unused commitment fee of 0.175%. At December 31, 2016, the Company had $169.6 million of available borrowings under this facility, net of $5.4 million to secure its outstanding letters of credit.
Joint Venture Debt
In April 2013, Rayonier acquired an additional 39% interest in its New Zealand JV, bringing its total ownership to 65% and as a result, the New Zealand JV’s debt was consolidated effective on that date. On March 3, 2016, as a result of a capital contribution, the Company’s ownership interest in the New Zealand JV increased to 77%. See Note 7 — Joint Venture Investment for further information.
Shareholder Loan
The shareholder loan is an interest-free loan from the noncontrolling New Zealand JV partner in the amount of $19 million. This loan represents part of the noncontrolling party’s investment in the New Zealand JV. The loan is unsecured and subordinated to the Working Capital Facilities of the New Zealand JV. Although Rayonier Inc. is not liable for this loan, the shareholder loan instrument contains features with characteristics of both debt and equity and is therefore required to be classified as debt and consolidated. As the loan is effectively at par, the carrying amount is deemed to be the fair value. The entire balance of the shareholder loan remained classified as long-term debt at December 31, 2016 due to its absence of a fixed maturity date.
Working Capital Facilities
In June 2016, the New Zealand JV entered into a 12-month NZ$20 million working capital facility and an 18-month NZ$20 million working capital facility, replacing the previous NZ$40 million facility that expired in June 2016. The NZ$40 million Working Capital Facility is available for short-term operating cash flow needs of the New Zealand JV. This facility holds a variable interest rate indexed to the 90-day New Zealand Bank bill rate (“BKBM”). The margins are set for the term of the facility. At December 31, 2016, there was no outstanding balance on the Working Capital Facility.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Senior Secured Facilities Agreement
The New Zealand JV was party to a NZ$275 million variable rate Senior Secured Facilities Agreement comprised of two tranches, Tranche A, a NZ$235 million revolving cash advance facility and Tranche B, a NZ$40 million working capital facility that expired June 2016. On March 3, 2016, the Company used proceeds from the term loan facility to fund a capital contribution into the New Zealand JV. The New Zealand JV in turn used the proceeds for full repayment of the outstanding amount of $155 million under its Tranche A credit facility.
Debt Covenants
In connection with the Company’s $350 million term credit agreement, $300 million incremental term loan agreement and $200 million revolving credit facility, customary covenants must be met, the most significant of which include interest coverage and leverage ratios.
In addition to the financial covenants listed above, the mortgage notes, senior notes, term credit agreement and revolving credit facility include customary covenants that limit the incurrence of debt and the disposition of assets, among others. At December 31, 2016, the Company was in compliance with all covenants.

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
An analysis of higher and better use timberlands and real estate development costs from December 31, 2015 to December 31, 2016 is shown below:

	Higher and Better Use Timberlands and Real Estate Development Investments
	Land and Timber	Development Investments	Total
Non-current portion at December 31, 2015	$57,897	$7,553	$65,450
Plus: Current portion (a)	6,019	6,233	12,252
Total Balance at December 31, 2015	63,916	13,786	77,702
Non-cash cost of land and improved development	(1,926)	(151)	(2,077)
Timber depletion from harvesting activities and basis of timber sold in real estate sales	(1,656)	—	(1,656)
Capitalized real estate development investments (b)	—	8,746	8,746
Capital expenditures (silviculture)	246	—	246
Intersegment transfers	4,472	—	4,472
Total Balance at December 31, 2016	65,052	22,381	87,433
Less: Current portion (a)	(5,096)	(11,963)	(17,059)
Non-current portion at December 31, 2016	$59,956	$10,418	$70,374

(a)	The current portion of Higher and Better Use Timberlands and Real Estate Development Investments is recorded in Inventory. See Note 18 — Inventory for additional information.

(b)	Capitalized real estate development investments includes $0.1 million of capitalized interest.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

7.	JOINT VENTURE INVESTMENT
On March 3, 2016, the Company made a capital contribution into Matariki Forestry Group (the "New Zealand JV"), a joint venture that owns or leases approximately 0.4 million legal acres of New Zealand timberlands, for the purpose of refinancing approximately NZ$235 million of New Zealand JV indebtedness and paying related fees and expenses, including the costs of settling out-of-the-money interest rate swaps. The capital contribution increased the Company's ownership interest in the New Zealand JV from 65% to 77%. As a result of the increase in ownership percentage, the pro-rata share of the New Zealand JV’s unrealized foreign currency and cash flow hedge losses were reallocated between the Company and the noncontrolling interest. In accordance with Accounting Standards Codification (“ASC”) 810-10-45-24, this reallocation resulted in a reduction to the common share balance.
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
The Company leases certain buildings, machinery and equipment under various operating leases. Total rental expense for operating leases amounted to $2.0 million, $2.3 million and $1.9 million in 2016, 2015 and 2014, respectively. The Company also has long-term lease agreements on certain timberlands in the Southern U.S. and New Zealand. U.S. leases typically have initial terms of approximately 30 to 65 years, with renewal provisions in some cases. New Zealand timberland lease terms range between 30 and 99 years. Such leases are generally non-cancellable and require minimum annual rental payments. Total expenditures for long-term leases and deeds on timberlands (including Crown Forest Licenses) amounted to $10.7 million, $11.3 million and $12.8 million in 2016, 2015 and 2014, respectively.
At December 31, 2016, the future minimum payments under non-cancellable operating leases, timberland leases and other commitments were as follows:

	Operating Leases	Timberland Leases (a)	Commitments (b)	Total
2017	$1,682	$10,315	$13,788	$25,785
2018	876	9,127	8,532	18,535
2019	728	8,660	8,532	17,920
2020	588	8,295	8,532	17,415
2021	552	8,334	8,361	17,247
Thereafter (c)	1,180	150,898	26,171	178,249
	$5,606	$195,629	$73,916	$275,151

(a)	The majority of timberland leases are subject to increases or decreases based on either the Consumer Price Index, Producer Price Index or market rates.

(b)
Commitments include payments expected to be made on derivative financial instruments (foreign exchange contracts and interest rate swaps), and standby letters of credit fees for industrial revenue bonds and construction of the Company’s office building.

(c)
Includes 20 years of future minimum payments for perpetual Crown Forest Licenses (“CFL”). A CFL consists of a license to use public or government owned land to operate a commercial forest. The CFL's extend indefinitely and may only be terminated upon a 35-year termination notice from the government. If no termination notice is given, the CFLs renew automatically each year for a one-year term. As of December 31, 2016, the New Zealand JV has four CFL’s under termination notice, two that are currently being relinquished as harvest activities are concluding, one each in 2034 and 2044, as well as two fixed term CFL’s expiring in 2062. The annual license fee is determined based on current market rental value, with triennial rent reviews.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

9.	INCOME TAXES
The operations conducted by the Company’s REIT entities are generally not subject to U.S. federal and state income taxation. The New Zealand JV is subject to corporate level tax in New Zealand. Non-REIT qualifying operations are conducted by the Company’s taxable REIT subsidiaries. Prior to the June 27, 2014 spin-off of Rayonier Advanced Materials, the Company’s taxable REIT subsidiaries (“TRS”) operations included the Performance Fibers manufacturing business. During 2014 and 2013, the income tax benefit from continuing operations was significantly impacted by the TRS businesses. During 2016 and 2015, the primary businesses performed in Rayonier’s taxable REIT subsidiaries included log trading and certain real estate activities, such as the sale and entitlement of development HBU properties.
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
Provision for Income Taxes from Continuing Operations
The (provision for)/benefit from income taxes consisted of the following:

	2016	2015	2014
Current
U.S. federal	—	($624)	$27,521
State	(254)	226	1,353
Foreign	(241)	(308)	—
	(495)	(706)	28,874
Deferred
U.S. federal	5,403	3,702	(7,260)
State	(280)	107	(357)
Foreign	(6,079)	2,360	1,633
	(956)	6,169	(5,984)
Changes in valuation allowance	(3,613)	(4,604)	(13,289)
Total	($5,064)	$859	$9,601

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

A reconciliation of the U.S. federal statutory income tax rate to the actual income tax rate was as follows:

	2016		2015		2014
U.S. federal statutory income tax rate	($77,992)	35.0%	($15,079)	35.0%	($15,695)	35.0%
U.S. and foreign REIT income and U.S. TRS taxable losses	72,507	(32.5)	19,446	(45.1)	32,058	(71.5)
Foreign TRS operations	1,098	(0.5)	1,097	(2.6)	(159)	0.4
U.S. net deferred tax asset valuation allowance	(3,613)	1.6	(3,607)	8.4	—	—
CBPC valuation allowance	—	—	(997)	2.3	(13,644)	30.4
Deferred tax inventory valuations	—	—	—	—	5,151	(11.5)
Uncertain tax positions	—	—	—	—	1,830	(4.1)
Other	2,936	(1.3)	(1)	—	60	(0.1)
Income tax (expense) benefit as reported for continuing operations	($5,064)	2.3%	859	(2.0)%	$9,601	(21.4)%
The Company’s effective tax rate is below the 35 percent U.S. statutory rate primarily due to tax benefits associated with being a REIT.
Provision for Income Taxes from Discontinued Operations
On June 27, 2014 Rayonier completed the spin-off of its Performance Fibers business. Income tax expense related to Performance Fibers discontinued operations was $20.6 million for the year ended December 31, 2014.
See Note 23 — Discontinued Operations for additional information on the spin-off of the Performance Fibers business.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Deferred Taxes
Deferred income taxes result from recording revenues and expenses in different periods for financial reporting versus tax reporting. The nature of the temporary differences and the resulting net deferred tax asset/liability for the two years ended December 31, were as follows:

	2016	2015
Gross deferred tax assets:
Pension, postretirement and other employee benefits	$1,648	$1,040
New Zealand JV	60,452	65,078
CBPC Tax Credit Carry Forwards (a)	14,641	14,641
Capitalized real estate costs	11,489	9,378
U.S. TRS Net Operating Loss	4,730	2,327
Other	9,165	7,050
Total gross deferred tax assets	102,125	99,514
Less: Valuation allowance	(21,861)	(18,248)
Total deferred tax assets after valuation allowance	$80,264	$81,266
Gross deferred tax liabilities:
Accelerated depreciation	(1,322)	(1,357)
Repatriation of foreign earnings	(7,368)	(7,251)
New Zealand JV	(70,315)	(68,551)
Timber installment sale	(7,601)	(7,511)
Other	(3,833)	(311)
Total gross deferred tax liabilities	(90,439)	(84,981)
Net deferred tax (liability)/asset reported as noncurrent	($10,175)	($3,715)

(a)	In 2015, a $1.0 million return to accrual adjustment was made in conjunction with the filing of the Company’s 2014 U.S. federal income tax return.
Included above are the following foreign net operating loss (“NOL”) and tax credit carryforwards as of December 31, 2016:

	Gross Amount	Valuation Allowance	Expiration
2016
New Zealand JV NOL Carryforwards	$215,898	—	None
U.S. Net Deferred Tax Asset	7,220	(7,220)	None
Cellulosic Biofuel Producer Credit (a)	14,641	(14,641)	2019
Total Valuation Allowance		($21,861)
2015
New Zealand JV NOL Carryforwards	$232,846	—	None
U.S. Net Deferred Tax Asset	3,607	(3,607)	None
Cellulosic Biofuel Producer Credit (a)	14,641	(14,641)	2019
Total Valuation Allowance		($18,248)

(a)	In 2015, a $1.0 million return to accrual adjustment was made in conjunction with the filing of the Company’s 2014 U.S. federal income tax return.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Prepaid Taxes
As of December 31, 2016 and 2015, the Company has recorded a long-term prepaid federal income tax of $14.4 million related to recognized built-in gains on 2006, 2008 and 2010 intercompany sales of timberlands between the REIT and the TRS. Taxes for the transactions were paid at the time of sale, but the gain and income tax expense were deferred in accordance with U.S. Generally Accepted Accounting Principles. As the timberlands are sold to third parties, the appropriate gain and related income tax expense will be recognized and the prepaid income tax will be reduced.
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
A reconciliation of the beginning and ending unrecognized tax benefits for the three years ended December 31 is as follows:

	2016	2015	2014
Balance at January 1,	$135	—	$10,547
Decreases related to prior year tax positions	—	—	(10,547)
Increases related to prior year tax positions	—	135	—
Balance at December 31,	$135	$135	—
The unrecognized tax benefit of $135 thousand as of December 31, 2016 relates to a prior year deduction, in conjunction with the spin-off of the Performance Fibers business.
There is no amount of unrecognized tax benefits that, if recognized, would have affected the effective tax rate at December 31, 2016, 2015 and 2014.
The Company records interest (and penalties, if applicable) related to unrecognized tax benefits in non-operating expenses. The Company recorded $0 million, $0 million and $0.5 million benefit to interest expense in 2016, 2015 and 2014, respectively. The Company had no recorded liabilities for the payment of interest at December 31, 2016 and 2015.
Tax Statutes
The following table provides detail of the tax years that remain open to examination by the IRS and other significant taxing jurisdictions:

Taxing Jurisdiction	Open Tax Years
U.S. Internal Revenue Service	2013 - 2016
New Zealand Inland Revenue	2012 - 2016

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

10.	CONTINGENCIES

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
The Company provides financial guarantees as required by creditors, insurance programs, and various governmental agencies. As of December 31, 2016, the following financial guarantees were outstanding:

Financial Commitments	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit (a)	$20,510	$15,000
Guarantees (b)	2,254	43
Surety bonds (c)	776	—
Total financial commitments	$23,540	$15,043

(a)
Approximately $15 million of the standby letters of credit serve as credit support for industrial revenue bonds. Approximately $3.8 million of the standby letters of credit serve as credit support for infrastructure at the Company’s Wildlight development project. The remaining letters of credit support various insurance related agreements, primarily workers’ compensation. These letters of credit will expire at various dates during 2017 and will be renewed as required.

(b)
In conjunction with a timberland sale and note monetization in 2004, the Company issued a make-whole agreement pursuant to which it guaranteed $2.3 million of obligations of a special-purpose entity that was established to complete the monetization. At December 31, 2016, the Company has recorded a de minimis liability to reflect the fair market value of its obligation to perform under the make-whole agreement.

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
The following table provides details of the calculation of basic and diluted EPS for the three years ended December 31:

	2016	2015	2014
Income from continuing operations	$217,770	$43,941	$54,443
Less: Net income (loss) from continuing operations attributable to noncontrolling interest	5,798	(2,224)	(1,491)
Income from continuing operations attributable to Rayonier Inc.	$211,972	$46,165	$55,934

Income from discontinued operations attributable to Rayonier Inc.	—	—	$43,403

Net income attributable to Rayonier Inc.	$211,972	$46,165	$99,337

Shares used for determining basic earnings per common share	122,585,200	125,385,085	126,458,710
Dilutive effect of:
Stock options	92,473	116,792	323,125
Performance and restricted shares	134,650	39,863	149,292
Assumed conversion of Senior Exchangeable Notes (a)	—	358,449	2,149,982
Assumed conversion of warrants (a)	—	—	1,957,154
Shares used for determining diluted earnings per common share	122,812,323	125,900,189	131,038,263
Basic earnings per common share attributable to Rayonier Inc.:
Continuing operations	$1.73	$0.37	$0.44
Discontinued operations	—	—	0.34
Net income	$1.73	$0.37	$0.78
Diluted earnings per common share attributable to Rayonier Inc.:
Continuing operations	$1.73	$0.37	$0.43
Discontinued operations	—	—	0.33
Net income	$1.73	$0.37	$0.76

	2016	2015	2014
Anti-dilutive shares excluded from the computations of diluted earnings per share:
Stock options, performance and restricted shares	829,469	897,800	461,663
Assumed conversion of exchangeable note hedges (a)	—	358,449	2,149,982
Total	829,469	1,256,249	2,611,645

(a)
Rayonier did not issue additional shares upon maturity of the Senior Exchangeable Notes due August 2015 (the “2015 Notes”) due to offsetting hedges. ASC 260, Earnings Per Share required the assumed conversion of the 2015 Notes to be included in dilutive shares if the average stock price for the period exceeds the strike price, while the conversion of the hedges was excluded since they were anti-dilutive. The full dilutive effect of the 2015 Notes was included for the portion of the periods presented in which the notes were outstanding.

Rayonier did not distribute additional shares upon the February 2016 maturity of the warrants sold in conjunction with the 2015 Notes as the stock price did not exceed $28.11 per share. The warrants were not dilutive for the year ended 2016 as the average stock price for the period the warrants were outstanding did not exceed the strike price.

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
Foreign Currency Exchange and Option Contracts
The functional currency of Rayonier’s wholly-owned subsidiary, Rayonier New Zealand Limited, and the New Zealand JV is the New Zealand dollar. The New Zealand JV is exposed to foreign currency risk on export sales and ocean freight payments which are mainly denominated in U.S. dollars. The New Zealand JV typically hedges 35% to 90% of its estimated foreign currency exposure with respect to the following three months forecasted sales and purchases, 25% to 75% of its forecasted sales and purchases for the forward three to 12 months and up to 50% of the forward 12 to 18 months. Foreign currency exposure from the New Zealand JV’s trading operations is typically hedged based on the following three months forecasted sales and purchases. As of December 31, 2016, foreign currency exchange contracts and foreign currency option contracts had maturity dates through June 2018 and May 2018, respectively.
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
In February 2016, the Company entered into foreign currency option contracts (notional amounts of $159.7 million and $154.6 million) to mitigate the risk of fluctuations in foreign exchange rates when funding the capital contribution to the New Zealand JV. In February 2016, the contracts were settled for a net premium of $0.3 million. The gain on these contracts was recorded in “Other operating income, net” as they did not qualify for hedge accounting treatment.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Also, in February 2016, the Company purchased a foreign exchange forward contract (notional amount $159.5 million) to mitigate the risk of fluctuations in foreign exchange rate contracts when funding the capital contribution to the New Zealand JV. The contract matured on March 3, 2016, resulting in a gain of $0.9 million. The gain on this contract was recorded in “Other operating income, net” as it did not qualify for hedge accounting treatment.
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
In July 2016, the Company entered into an interest rate swap agreement for a notional amount of $100 million through May 2026. This swap agreement fixes the variable portion of the interest rate on the Incremental Term Loan borrowings due 2026 from LIBOR to an average rate of 1.26%. Together with the bank margin of 1.90%, this results in a rate of 3.16% before estimated patronage payments. This derivative instrument has been designated as an interest rate cash flow hedge and qualifies for hedge accounting.
Fuel Hedge Contracts
The Company has historically used fuel hedge contracts to manage its New Zealand JV’s exposure to changes in New Zealand’s domestic diesel prices. Due to the low volume of diesel fuel purchases made by the New Zealand JV in 2013, the Company decided to no longer hedge its diesel fuel purchases effective November 2013. There were no contracts remaining as of December 31, 2016.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The following table demonstrates the impact of the Company’s derivatives on the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2016, 2015 and 2014.

	Location on Statement of Income and Comprehensive Income	2016	2015	2014
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive income (loss)	$867	($205)	($1,069)
Foreign currency option contracts	Other comprehensive income (loss)	1,035	370	(1,647)
Interest rate swaps	Other comprehensive income (loss)	21,422	(10,197)	—

Derivatives designated as a net investment hedge:
Foreign currency exchange contract	Other comprehensive income (loss)	—	2,875	(145)
Foreign currency option contracts	Other comprehensive income (loss)	(4,606)	4,606	—

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Other operating expense (income)	895	—	25
Foreign currency option contracts	Other operating expense (income)	258	1,394	7
Interest rate swaps	Interest and miscellaneous (expense) income	(1,219)	(4,391)	(5,882)
Fuel hedge contracts	Cost of sales (benefit)	—	—	160
During the next 12 months, the amount of the December 31, 2016 AOCI balance, net of tax, expected to be reclassified into earnings as a result of the maturation of the Company’s derivative instruments is a gain of approximately $0.7 million.
The following table contains the notional amounts of the derivative financial instruments recorded in the Consolidated Balance Sheets at December 31, 2016 and 2015:

	Notional Amount
	2016	2015
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	$44,800	$21,250
Foreign currency option contracts	91,000	107,200
Interest rate swaps	650,000	350,000

Derivatives designated as a net investment hedge:
Foreign currency exchange contract	—	—
Foreign currency option contracts	—	331,588

Derivatives not designated as hedging instruments:
Interest rate swaps	—	130,169

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The following table contains the fair values of the derivative financial instruments recorded in the Consolidated Balance Sheets at December 31, 2016 and 2015. Changes in balances of derivative financial instruments are recorded as operating activities in the Consolidated Statements of Cash Flows.

		Fair Value Assets (Liabilities) (a)
	Location on Balance Sheet	2016	2015
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other current assets	$692	$43
	Other assets	33	—
	Other current liabilities	(261)	(1,449)
	Other non-current liabilities	—	(219)
Foreign currency option contracts	Other current assets	1,064	560
	Other assets	327	408
	Other current liabilities	(574)	(1,393)
	Other non-current liabilities	(426)	(217)
Interest rate swaps	Other assets	17,204	—
	Other non-current liabilities	(5,979)	(10,197)

Derivatives designated as a net investment hedge:
Foreign currency exchange contract	Other current liabilities	—	—
Foreign currency option contracts	Other current assets	—	4,630
	Other current liabilities	—	(24)

Derivatives not designated as hedging instruments:
Interest rate swaps	Other non-current liabilities	—	(8,047)

Total derivative contracts:
Other current assets		$1,756	$5,233
Other assets		17,564	408
Total derivative assets		$19,320	$5,641

Other current liabilities		(835)	(2,866)
Other non-current liabilities		(6,405)	(18,680)
Total derivative liabilities		($7,240)	($21,546)

(a)	See Note 14 — Fair Value Measurements for further information on the fair value of our derivatives including their classification within the fair value hierarchy.
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
The following table presents the carrying amount and estimated fair values of financial instruments held by the Company at December 31, 2016 and 2015, using market information and what the Company believes to be appropriate valuation methodologies under generally accepted accounting principles:

	December 31, 2016			December 31, 2015
Asset (liability) (a)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$85,909	$85,909	—	$51,777	$51,777	—
Restricted cash (b)	71,708	71,708	—	23,525	23,525	—
Current maturities of long-term debt	(31,676)	—	(31,984)	—	—	—
Long-term debt (c)	(1,030,205)	—	(1,030,708)	(830,554)	—	(830,203)
Interest rate swaps (d)	11,225	—	11,225	(18,244)	—	(18,244)
Foreign currency exchange contracts (d)	464	—	464	(1,625)	—	(1,625)
Foreign currency option contracts (d)	391	—	391	3,964	—	3,964

(a)	The Company did not have Level 3 assets or liabilities at December 31, 2016 and 2015.

(b)	Restricted cash represents the proceeds from like-kind exchange sales deposited with a third-party intermediary and cash held in escrow for a real estate sale.

(c)	The carrying amount of long-term debt is presented net of capitalized debt costs on non-revolving debt. See Note 2 — Summary of Significant Accounting Policies for additional information.

(d)	See Note 13 — Derivative Financial Instruments and Hedging Activities for information regarding the Balance Sheet classification of the Company’s derivative financial instruments.
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
The Company has one qualified non-contributory defined benefit pension plan covering a portion of its employees and an unfunded plan that provides benefits in excess of amounts allowable under current tax law in the qualified plans. The Company closed enrollment in its pension plans to salaried employees hired after December 31, 2005. Effective December 31, 2016, the Company froze benefits for all employees participating in the pension plan. In lieu of the pension plan, the Company will provide those employees with an enhanced 401(k) plan match similar to what is currently provided to employees hired after December 31, 2005. Employee benefit plan liabilities are calculated using actuarial estimates and management assumptions. These estimates are based on historical information, along with certain assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause the estimates to change.
The following tables set forth the change in the projected benefit obligation and plan assets and reconcile the funded status and the amounts recognized in the Consolidated Balance Sheets for the pension and postretirement benefit plans for the two years ended December 31:

	Pension		Postretirement
	2016	2015	2016	2015
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$84,005	$87,355	$1,159	$1,226
Service cost	1,307	1,484	4	11
Interest cost	3,474	3,319	42	52
Curtailment gain	(5,447)	—	—	—
Actuarial (gain) loss	1,296	(5,332)	99	(123)
Benefits paid	(2,883)	(2,821)	(19)	(7)
Projected benefit obligation at end of year	$81,752	$84,005	$1,285	$1,159

Change in Plan Assets
Fair value of plan assets at beginning of year	$50,970	$55,546	—	—
Actual return on plan assets	3,557	(1,241)	—	—
Employer contributions	29	29	19	7
Benefits paid	(2,883)	(2,821)	(19)	(7)
Other expense	(559)	(543)	—	—
Fair value of plan assets at end of year	$51,114	$50,970	—	—

Funded Status at End of Year:
Net accrued benefit cost	($30,638)	($33,035)	($1,285)	($1,159)

Amounts Recognized in the Consolidated
Balance Sheets Consist of:
Current liabilities	($36)	($32)	($30)	($24)
Noncurrent liabilities	(30,602)	(33,003)	(1,255)	(1,135)
Net amount recognized	($30,638)	($33,035)	($1,285)	($1,159)
Net gains or losses recognized in other comprehensive income for the three years ended December 31 are as follows:

	Pension			Postretirement
	2016	2015	2014	2016	2015	2014
Net gains (losses)	$3,119	($477)	($37,559)	($99)	$123	($2,250)

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Net gains or losses and prior service costs or credits reclassified from other comprehensive income and recognized as a component of pension and postretirement expense for the three years ended December 31 are as follows:

	Pension			Postretirement
	2016	2015	2014	2016	2015	2014
Amortization of losses (gains)	$2,526	$3,733	$6,542	($13)	$12	$288
Amortization of prior service cost	—	13	576	—	—	8
Amortization of negative plan amendment	—	—	—	—	—	(137)
Net losses that have not yet been included in pension and postretirement expense for the two years ended December 31, which have been recognized as a component of AOCI are as follows:

	Pension		Postretirement
	2016	2015	2016	2015
Net (losses) gains	(22,065)	(27,710)	(67)	45
Deferred income tax benefit	1,927	1,927	6	6
AOCI	($20,138)	($25,783)	($61)	$51
For pension and postretirement plans with accumulated benefit obligations in excess of plan assets, the following table sets forth the projected and accumulated benefit obligations and the fair value of plan assets for the two years ended December 31:

	2016	2015
Projected benefit obligation	$81,752	$84,005
Accumulated benefit obligation	81,752	78,779
Fair value of plan assets	51,114	50,970
The following tables set forth the components of net pension and postretirement benefit cost that have been recognized during the three years ended December 31:

	Pension			Postretirement
	2016	2015	2014	2016	2015	2014
Components of Net Periodic Benefit Cost
Service cost	$1,307	$1,484	$3,923	$4	$11	$402
Interest cost	3,474	3,319	10,707	42	52	537
Expected return on plan assets	(4,030)	(4,027)	(15,258)	—	—	—
Amortization of prior service cost	—	13	576	—	—	8
Amortization of losses (gains)	2,526	3,733	6,542	(13)	12	288
Amortization of negative plan amendment	—	—	—	—	—	(137)
Net periodic benefit cost (a)	$3,277	$4,522	$6,490	$33	$75	$1,098

(a)
Net periodic benefit cost for the year ended December 31, 2014 included $4.0 million recorded in “Income from discontinued operations, net” on the Consolidated Statements of Income and Comprehensive Income.

The estimated pre-tax amounts that will be amortized from AOCI into net periodic benefit cost in 2017 are as follows:

	Pension	Postretirement
Amortization of loss (gain)	$416	($1)

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
The following table sets forth the principal assumptions inherent in the determination of benefit obligations and net periodic benefit cost of the pension and postretirement benefit plans as of December 31:

	Pension			Postretirement
	2016	2015	2014	2016	2015	2014
Assumptions used to determine benefit obligations at December 31:
Discount rate	4.01%	4.20%	3.80%	4.12%	4.34%	3.96%
Rate of compensation increase	4.16%	4.50%	4.50%	4.50%	4.50%	4.50%
Assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate (pre spin-off)	—	—	4.60%	—	—	4.60%
Discount rate (post spin-off)	4.20%	3.80%	4.04%	4.34%	3.96%	4.00%
Expected long-term return on plan assets	7.70%	7.70%	8.50%	—	—	—
Rate of compensation increase	4.16%	4.50%	4.50%	4.50%	4.50%	4.50%
At December 31, 2016, the pension plan’s discount rate was 4.0%, which closely approximates interest rates on high quality, long-term obligations. In 2016, the expected return on plan assets remained at 7.7%, which is based on historical and expected long-term rates of return on broad equity and bond indices and consideration of the actual annualized rate of return. The Company, with the assistance of external consultants, utilizes this information in developing assumptions for returns, and risks and correlation of asset classes, which are then used to establish the asset allocation ranges.
Investment of Plan Assets
The Company’s pension plans’ asset allocation (excluding short-term investments) at December 31, 2016 and 2015, and target allocation ranges by asset category are as follows:

	Percentage of Plan Assets		Target Allocation Range
Asset Category	2016	2015
Domestic equity securities	41%	40%	35-45%
International equity securities	25%	25%	20-30%
Domestic fixed income securities	26%	27%	25-29%
International fixed income securities	5%	5%	3-7%
Real estate fund	3%	3%	2-4%
Total	100%	100%
The Company’s Pension and Savings Plan Committee and the Audit Committee of the Board of Directors oversee the pension plans’ investment program which is designed to maximize returns and provide sufficient liquidity to meet plan obligations while maintaining acceptable risk levels. The investment approach emphasizes diversification by allocating the plans’ assets among asset categories and selecting investment managers whose various investment methodologies will be minimally correlative with each other. Investments within the equity categories may include large capitalization, small capitalization and emerging market securities, while the international fixed income portfolio may include emerging markets debt. Pension assets did not include a direct investment in Rayonier common stock at December 31, 2016 or 2015.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Fair Value Measurements
The following table sets forth by level, within the fair value hierarchy (see Note 2 — Summary of Significant Accounting Policies for definition), the assets of the plans as of December 31, 2016 and 2015.

	Fair Value at December 31, 2016				Fair Value at December 31, 2015
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Investments at Fair Value:
Mutual Funds	$13,962	—	—	$13,962	$13,774	—	—	$13,774
Investments at Net Asset Value:
Common Collective Trusts				37,152				37,196
Total Investments at Fair Value				$51,114				$50,970
The valuation methodology used for measuring the fair value of these asset categories was as follows:
Mutual funds are valued at the daily closing price as reported by the fund. Mutual funds held by the plan are open-end mutual funds that are registered with the U.S. Securities and Exchange Commission. These funds are required to publish their daily net asset value and to transact at that price. The mutual funds held by the plan are deemed to be actively traded and to be Level 1 investments.
Collective trust funds are measured using the unit value calculated based on the Net Asset Value (“NAV”) of the underlying assets. The NAV is based on the fair value of the underlying investments held by each fund less liabilities divided by the units outstanding as of the valuation date. These funds are not publicly traded; however, the unit price calculation is based on observable market inputs of the funds’ underlying assets.
The Company did not have Level 2 or Level 3 assets at December 31, 2016 and 2015.
Cash Flows
Expected benefit payments for the next 10 years are as follows:

	Pension Benefits	Postretirement Benefits
2017	$3,196	$30
2018	3,329	33
2019	3,497	35
2020	3,716	38
2021	3,819	41
2022 - 2026	21,254	249
The Company has approximately $0.3 million of pension contribution requirements in 2017.
Defined Contribution Plans
The Company provides defined contribution plans to all of its hourly and salaried employees. Company contributions charged to expense for these plans were $0.7 million, $0.7 million and $1.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. Rayonier Hourly and Salaried Defined Contribution Plans include Rayonier common stock with a fair market value of $12.8 million and $11.1 million at December 31, 2016 and 2015, respectively. As of June 1, 2016, the Rayonier Inc. Common Stock Fund was closed to new contributions. Transfers out of the fund will continue to be permitted, but no new investments or transfers into the fund are allowed.
As discussed above, the defined benefit pension plan is currently closed to new employees. Employees not eligible for the pension plan are immediately eligible to participate in the Company’s 401(k) plan and receive an enhanced contribution. Company contributions related to this plan for the years ended December 31, 2016, 2015 and 2014 were $0.5 million, $0.4 million and $0.5 million, respectively.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

16.	INCENTIVE STOCK PLANS
The Rayonier Incentive Stock Plan (“the Stock Plan”) provides up to 15.8 million shares to be granted for incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and restricted stock units, subject to certain limitations. At December 31, 2016, a total of 5.6 million shares were available for future grants under the Stock Plan. Under the Stock Plan, shares available for issuance are reduced by 1 share for each option or right granted and by 2.27 shares for each performance share, restricted share or restricted stock unit granted. The Company issues new shares of stock upon the exercise of stock options, the granting of restricted stock, and the vesting of performance shares.
A summary of the Company’s stock-based compensation cost is presented below:

	2016	2015	2014
Selling and general expenses	$4,607	$3,752	$7,100
Cost of sales	487	635	678
Timber and Timberlands, net (a)	42	97	91
Total stock-based compensation	$5,136	$4,484	$7,869

Tax benefit recognized related to stock-based compensation expense (b)	$483	$302	$1,714

(a)	Represents amounts capitalized as part of the overhead allocation of timber-related costs.

(b)	A valuation allowance is recorded against the tax benefit recognized as the Company does not expect to be able to realize the benefit in the future.
As a result of the spin-off and pursuant to the Employee Matters Agreement, the Company made certain adjustments to the exercise price and number of Rayonier stock-based compensation awards. For additional information on the spin-off of the Performance Fibers business, see Note 23 — Discontinued Operations.
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

•
Performance share awards granted in 2013 (with a 2013-2015 performance period) were cancelled as of the distribution date and were replaced with time-vested restricted stock of the post-separation employer of each holder (Rayonier or Rayonier Advanced Materials, as the case may be). The restricted shares vested 24 months after the distribution date, generally subject to the holder’s continued employment. The number of shares of restricted stock granted was determined in a manner intended to preserve the original value of the performance share award.

The Company compared the fair value of the reissued restricted stock held by Rayonier employees with the fair value of the restricted stock and 2013 performance share awards immediately before the modification. The replacement of the 2013 performance share awards with restricted stock resulted in $0.7 million of incremental value. After adjusting the incremental value for cancellations, the additional expense that was recognized over the two-year vesting period that ended in the second quarter of 2016 totaled $0.4 million.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

As of December 31, 2016, there was $4.1 million of unrecognized compensation cost related to Rayonier and Rayonier Advanced Materials restricted stock held by Rayonier employees. The Company expects to recognize this cost over a weighted average period of 3.3 years.
A summary of the Company’s restricted shares is presented below:

	2016	2015	2014
Restricted shares granted	106,326	96,088	186,783
Weighted average price of restricted shares granted	$25.08	$26.28	$36.42
Intrinsic value of restricted stock outstanding (a)	6,177	4,434	5,142
Grant date fair value of restricted stock vested	2,248	2,632	1,318
Cash used to purchase common shares from current and former employees to pay minimum withholding tax requirements on restricted shares vested	$178	$122	$24

(a)	Intrinsic value of restricted stock outstanding is based on the market price of the Company’s stock at December 31, 2016.

	2016
	Number of Shares		Weighted Average Grant Date Fair Value
Non-vested Restricted Shares at January 1,	199,739		$33.09
Granted	106,326		25.08
Vested	(66,444)		33.83
Cancelled	(7,390)		25.58
Non-vested Restricted Shares at December 31,	232,231	(a)	$29.47

(a)	Represents all Rayonier restricted shares outstanding as of December 31, 2016, including restricted share awards held by Rayonier Advanced Materials employees.
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

•
Performance share awards granted in 2014 (with a 2014-2016 performance period) were cancelled and replaced with performance share awards of the post-separation employer of each holder (Rayonier or Rayonier Advanced Materials, as the case may be), and were subject to the achievement of performance criteria that related to the post-separation business of the applicable employer during a performance period that ended December 31, 2016. The number of shares underlying each such performance share award were determined in a manner intended to preserve the original value of the award.

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
The Stock Plan allows for the cash settlement of the minimum required withholding tax on performance share unit awards. As of December 31, 2016, there was $3.7 million of unrecognized compensation cost related to the Company’s performance share unit awards, which is solely attributable to awards granted in 2015 and 2016 to Rayonier employees. This cost is expected to be recognized over a weighted average period of 1.9 years.
A summary of the Company’s performance share units is presented below:

	2016	2015	2014
Common shares of Company stock reserved for performance shares granted during year	250,584	219,844	130,164
Weighted average fair value of performance share units granted	$28.79	$29.62	$40.33
Intrinsic value of outstanding performance share units (a)	7,482	3,822	5,840
Fair value of performance shares vested	—	—	—
Cash used to purchase common shares from current and former employees to pay minimum withholding tax requirements on performance shares vested	—	—	$1,834

(a)	Intrinsic value of outstanding performance share units is based on the market price of the Company's stock at December 31, 2016.

	2016
	Number of Units	Weighted Average Grant Date Fair Value
Outstanding Performance Share units at January 1,	172,156	$33.12
Granted	126,096	28.79
Other Cancellations/Adjustments	(16,964)	30.35
Outstanding Performance Share units at December 31,	281,288	$31.35
Expected volatility was estimated using daily returns on the Company’s common stock for the three-year period ending on the grant date. The risk-free rate was based on the 3-year U.S. treasury rate on the date of the award. The dividend yield was not used to calculate fair value as awards granted receive dividend equivalents. The following table provides an overview of the assumptions used in calculating the fair value of the awards granted for the three years ended December 31, 2016:

	2016	2015	2014 (a)
Expected volatility	25.4%	21.9%	19.7%
Risk-free rate	0.9%	0.9%	0.7%

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
The following table provides an overview of the weighted average assumptions and related fair value calculations of options granted for the year ended December 31, 2014 as no options were granted during the years ended December 31, 2015 and 2016:

2014 (a)
Expected volatility	39.3%
Dividend yield	4.6%
Risk-free rate	2.2%
Expected life (in years)	6.3
Fair value per share of options granted (b)	$10.58
Fair value of options granted (in millions)	$3.2

(a)
The majority of 2014 stock option awards were granted prior to the spin-off. As such, the weighted average assumptions and fair values reflect pre-spin information, including dividends, stock prices and grants to Rayonier Advanced Materials employees in addition to Rayonier employees.

(b)
The fair value per share of each option grant was adjusted at the spin-off to preserve the aggregate value of the original Rayonier stock option. The adjusted weighted average fair value per share applied to Rayonier employee awards was $8.23 for 2014 grants.

A summary of the status of the Company’s stock options as of and for the year ended December 31, 2016 is presented below. The information reflects options in Rayonier common shares, including those awards held by Rayonier Advanced Materials employees.

	2016
	Number of Shares	Weighted Average Exercise Price (per common share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1,	1,219,734	$27.80
Granted	—	—
Exercised	(81,895)	19.56
Cancelled or expired	(58,039)	32.66
Options outstanding at December 31,	1,079,800	28.16	4.5	$2,640
Options exercisable at December 31,	1,001,311	$27.90	4.3	$2,640

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

A summary of additional information pertaining to the Company’s stock options is presented below:

	2016	2015	2014
Intrinsic value of options exercised (a)	$539	$773	$4,044
Fair value of options vested	1,317	1,938	3,054
Cash received from exercise of options	1,576	2,117	5,579

(a)	Intrinsic value of options exercised is the amount by which the fair value of the stock on the exercise date exceeded the exercise price of the option.
As of December 31, 2016, there was a de minimis amount of unrecognized compensation cost related to Rayonier and Rayonier Advanced Materials stock options held by the Company’s employees that is expected to be fully recognized in the first half of 2017.

17.	OTHER OPERATING INCOME, NET
The following table provides the composition of Other operating income, net for the three years ended December 31:

	2016	2015	2014
Lease and license income, primarily from hunting	$18,201	$19,216	$17,569
Other non-timber income	2,198	3,597	2,621
Foreign currency income (loss)	283	(89)	3,498
Gain on sale or disposal of property plant & equipment	85	7	48
(Loss) gain on foreign currency exchange and option contracts	(645)	(5,338)	32
Legal and corporate development costs	—	—	(222)
Deferred payments related to prior land sales	8,658	—	—
Bankruptcy claim settlement	—	—	5,779
Costs related to business combination	(1,316)	—	—
Gain on foreign currency derivatives (a)	1,153	—	—
Gain (loss) on sale of carbon credits (b)	4,170	352	(307)
New Zealand J.V. log trading agency and marketing fees	2,303	1,191	—
Miscellaneous (expense) income, net	(99)	823	(2,507)
Total	$34,991	$19,759	$26,511

(a)	The Company used foreign exchange derivatives to mitigate the risk of fluctuations in foreign exchange rates while awaiting the capital contribution to the New Zealand JV.

(b)	Loss in 2014 reflects surrender of carbon credit units.

18.	INVENTORY
As of December 31, 2016 and 2015, Rayonier’s inventory was solely comprised of finished goods, as follows:

	2016	2015
Finished goods inventory
Real estate inventory (a)	$17,059	$12,252
Log inventory	4,320	3,099
Total inventory	$21,379	$15,351

(a)
Represents cost of HBU real estate (including capitalized development investments) expected to be sold within 12 months. See Note 6 — Higher and Better Use Timberlands and Real Estate Development Investments for additional information.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

19.	RESTRICTED DEPOSITS
In order to qualify for like-kind (“LKE”) treatment, the proceeds from real estate sales must be deposited with a third-party intermediary. These proceeds are accounted for as restricted cash until a suitable replacement property is acquired. In the event that the LKE purchases are not completed, the proceeds are returned to the Company after 180 days and reclassified as available cash. As of December 31, 2016 and 2015, the Company had $71.7 million and $23.5 million, respectively, of proceeds from real estate sales classified as restricted cash which were deposited with an LKE intermediary as well as cash held in escrow for a real estate sale.

20.	OTHER ASSETS
Included in Other Assets are non-current prepaid and deferred income taxes, derivatives, goodwill in the New Zealand JV, long-term prepaid roads, and other deferred expenses including debt issuance costs related to non-revolving debt and capitalized software costs.
See Note 9 — Income Taxes for further information on the non-current prepaid and deferred income taxes.
See Note 13 — Derivative Financial Instruments and Hedging Activities for further information on derivatives including their classification on the Consolidated Balance Sheets.
As of December 31, 2016, New Zealand JV goodwill was $8.7 million and was included in the assets of the New Zealand Timber segment. Based on a Step 1 impairment analysis performed as of October 1, 2016, there is no indication of impairment of goodwill as of December 31, 2016. Except for changes in the New Zealand foreign exchange rate, there have been no adjustments to the carrying value of goodwill since the initial recognition. See Note 2 — Summary of Significant Accounting Policies for additional information on goodwill.
Changes in goodwill for the years ended December 31, 2016 and 2015 were:

	2016	2015
Balance, January 1 (net of $0 of accumulated impairment)	$8,478	$9,694
Changes to carrying amount
Acquisitions	—	—
Impairment	—	—
Foreign currency adjustment	201	(1,216)
Balance, December 31 (net of $0 of accumulated impairment)	$8,679	$8,478
Costs for roads in the Pacific Northwest and New Zealand built to access particular tracts to be harvested in the upcoming 24 months to 60 months are recorded as prepaid logging and secondary roads. At December 31, 2016 and 2015, long-term prepaid roads in the Pacific Northwest were $3.2 million and $5.7 million, respectively. At December 31, 2016 and 2015, long-term secondary roads in New Zealand were $2.2 million and $2.3 million, respectively.
Capitalized debt costs related to non-revolving debt has been reclassified on the Consolidated Balance Sheet from “Other Assets” to “Long Term Debt” as a result of the adoption of Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-50) - Simplifying the Presentation of Debt Issuance Costs. See Note 2 — Summary of Significant Accounting Policies for additional information. Debt issuance costs related to revolving debt are capitalized and amortized to interest expense over the term of the revolving debt using a method that approximates the interest method. At December 31, 2016 and 2015, capitalized debt issuance costs on revolving debt were $0.5 million and $0.6 million, respectively.
Software costs are capitalized and amortized over a period not exceeding five years using the straight-line method. At December 31, 2016 and 2015, capitalized software costs were $4.1 million and $3.9 million, respectively.

21.    ASSETS HELD FOR SALE
As of December 31, 2016, assets held for sale were composed of properties expected to be sold within the next 12 months and meet the other relevant held-for-sale criteria in accordance with ASC 360-10-45-9. As the basis in these properties of $23.2 million was less than the the fair value, including costs to sell, no impairment was recognized.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

22.	ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
The following table summarizes the changes in AOCI by component for the years ended December 31, 2016 and 2015. All amounts are presented net of tax and exclude portions attributable to noncontrolling interest.

	Foreign currency translation adjustments	Net investment hedges of New Zealand JV	Cash flow hedges		Employee benefit plans		Total
Balance as of December 31, 2014	$25,533	($145)	($1,548)		($28,665)		($4,825)
Other comprehensive income/(loss) before reclassifications	(27,983)	6,416	(14,444)		(354)		(36,365)
Amounts reclassified from accumulated other comprehensive loss	—	—	4,400		3,287	(a)	7,687
Net other comprehensive income/(loss)	(27,983)	6,416	(10,044)		2,933		(28,678)
Balance as of December 31, 2015	($2,450)	$6,271	($11,592)		($25,732)		($33,503)
Other comprehensive income/(loss) before reclassifications	7,387	—	22,024	(b)	3,020	(c)	32,431
Amounts reclassified from accumulated other comprehensive loss	—	(4,606)	583		2,513	(a)	(1,510)
Net other comprehensive income/(loss)	7,387	(4,606)	22,607		5,533		30,921
Recapitalization of New Zealand JV	3,622	—	(184)		—		3,438
Balance as of December 31, 2016	$8,559	$1,665	$10,831		($20,199)		$856

(a)	This component of other comprehensive income is included in the computation of net periodic pension cost. See Note 15 — Employee Benefit Plans for additional information.

(b)	Includes $21.4 million of other comprehensive gain related to interest rate swaps. See Note 13 — Derivative Financial Instruments and Hedging Activities for additional information.

(c)
This accumulated other comprehensive income component is comprised of $2.4 million from the annual computation of pension liabilities and a $5.4 million curtailment gain. See Note 15 — Employee Benefit Plans for additional information.

The following table presents details of the amounts reclassified in their entirety from AOCI for the years ended December 31, 2016 and 2015:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the income statement
	2016	2015
Realized loss on foreign currency exchange contracts	$759	$5,366	Other operating income, net
Realized loss on foreign currency option contracts	436	4,035	Other operating income, net
Noncontrolling interest	(385)	(3,290)	Comprehensive income (loss) attributable to noncontrolling interest
Income tax benefit from foreign currency contracts	(227)	(1,711)	Income tax (expense) benefit (Note 9)
Net loss on cash flow hedges reclassified from accumulated other comprehensive income	$583	$4,400

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

23.	DISCONTINUED OPERATIONS
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
As Rayonier does not have significant continuing involvement in the operations of the Performance Fibers business, the operating results of the Performance Fibers business, formerly disclosed as a separate reportable segment, are classified as discontinued operations in the Company's Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2014. Certain administrative and general costs historically allocated to the Performance Fibers segment are reported in continuing operations, as required.
The following table summarizes the operating results of the Company's discontinued operations related to the Performance Fibers spin-off for the year ended December 31, 2014, as presented in "Income from discontinued operations, net" in the Consolidated Statements of Income and Comprehensive Income:

2014
Sales	$456,180
Cost of sales and other	(369,210)
Transaction expenses	(22,989)
Income from discontinued operations before income taxes	63,981
Income tax expense	(20,578)
Income from discontinued operations, net	$43,403
In accordance with ASC 205-20-S99-3, Allocation of Interest to Discontinued Operations, the Company elected to allocate interest expense to discontinued operations where the debt is not directly attributed to the Performance Fibers business. Interest expense was allocated based on a ratio of net assets discontinued to the sum of consolidated net assets plus consolidated debt (other than debt directly attributable to the Timber and Real Estate operations). The following table summarizes the interest expense allocated to discontinued operations for the year ended December 31, 2014:

2014
Interest expense allocated to the Performance Fibers business	($4,205)

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The following table summarizes the depreciation, amortization and capital expenditures of the Company's discontinued operations related to the Performance Fibers business:

2014
Depreciation and amortization	$37,985
Capital expenditures	60,443
Pursuant to a Memorandum of Understanding Agreement, Rayonier may provide Rayonier Advanced Materials with up to 120,000 tons of hardwood annually through July 30, 2017. Prior to the spin-off, hardwood intercompany purchases were transactions eliminated in consolidation as follows:

2014
Hardwood purchases	$3,935

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

24.	LIABILITIES FOR DISPOSITIONS AND DISCONTINUED OPERATIONS
An analysis of activity in the liabilities for dispositions and discontinued operations for the year ended December 31, 2014 follows:

2014
Balance, January 1	$76,378
Expenditures charged to liabilities	(5,096)
Increase to liabilities	2,558
Contribution to Rayonier Advanced Materials	(73,840)
Balance, December 31	—
In connection with the spin-off of the Performance Fibers business, all remaining liabilities associated with prior dispositions and discontinued operations were assumed by Rayonier Advanced Materials. As part of the separation agreement, Rayonier has been indemnified, released and discharged from any liability related to these sites. For additional information on the Performance Fibers spin-off, see Note 23 — Discontinued Operations.

25.	QUARTERLY RESULTS FOR 2016 and 2015 (UNAUDITED)
(thousands of dollars, except per share amounts)

	Quarter Ended				Total Year
	Mar. 31	June 30	Sept. 30	Dec. 31
2016
Sales	$134,843	$261,550	$171,421	$220,464	$788,278
Cost of sales	107,971	138,194	116,624	161,918	524,707
Net Income	15,058	111,579	40,624	50,509	217,770
Net Income attributable to Rayonier Inc.	14,472	109,821	39,355	48,324	211,972
Basic EPS attributable to Rayonier Inc.	$0.12	$0.90	$0.32	$0.39	$1.73
Diluted EPS attributable to Rayonier Inc.	$0.12	$0.89	$0.32	$0.39	$1.73

2015
Sales	$140,305	$115,801	$151,657	$137,111	$544,874
Cost of sales	107,234	103,689	116,044	114,132	441,099
Net Income (Loss)	18,180	(2,860)	19,181	9,440	43,941
Net Income (Loss) attributable to Rayonier Inc.	17,747	(1,536)	19,669	10,285	46,165
Basic EPS attributable to Rayonier Inc.	$0.14	($0.01)	$0.16	$0.08	$0.37
Diluted EPS attributable to Rayonier Inc.	$0.14	($0.01)	$0.16	$0.08	$0.37

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

26.	CONSOLIDATING FINANCIAL STATEMENTS
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

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Year Ended December 31, 2016
	Rayonier Inc.(Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$788,278	—	$788,278
Costs and Expenses
Cost of sales	—	—	524,707	—	524,707
Selling and general expenses	—	15,253	27,532	—	42,785
Other operating income, net	—	448	(35,439)	—	(34,991)
	—	15,701	516,800	—	532,501
OPERATING (LOSS) INCOME	—	(15,701)	271,478	—	255,777
Interest expense	(12,555)	(16,775)	(2,915)	—	(32,245)
Interest and miscellaneous income (expense), net	8,613	2,750	(12,061)	—	(698)
Equity in income from subsidiaries	215,914	246,193	—	(462,107)	—
INCOME BEFORE INCOME TAXES	211,972	216,467	256,502	(462,107)	222,834
Income tax benefit (expense)	—	(553)	(4,511)	—	(5,064)
NET INCOME	211,972	215,914	251,991	(462,107)	217,770
Less: Net income attributable to noncontrolling interest	—	—	5,798	—	5,798
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	211,972	215,914	246,193	(462,107)	211,972
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	2,780	(4,606)	10,930	(2,782)	6,322
New Zealand joint venture cash flow hedges	22,607	21,422	1,401	(22,608)	22,822
Actuarial change and amortization of pension and postretirement plan liabilities	5,533	5,533	—	(5,533)	5,533
Total other comprehensive income	30,920	22,349	12,331	(30,923)	34,677
COMPREHENSIVE INCOME	242,892	238,263	264,322	(493,030)	252,447
Less: Comprehensive income attributable to noncontrolling interest	—	—	9,555	—	9,555
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$242,892	$238,263	$254,767	($493,030)	$242,892

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Year Ended December 31, 2015
	Rayonier Inc.(Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$544,874	—	$544,874
Costs and Expenses
Cost of sales	—	—	441,099	—	441,099
Selling and general expenses	—	20,468	25,282	—	45,750
Other operating expense (income), net	—	(404)	(19,355)	—	(19,759)
	—	20,064	447,026	—	467,090
OPERATING (LOSS) INCOME	—	(20,064)	97,848	—	77,784
Interest expense	(12,703)	(9,135)	(9,861)	—	(31,699)
Interest and miscellaneous income (expense), net	7,789	2,612	(13,404)	—	(3,003)
Equity in income from subsidiaries	51,079	75,532	—	(126,611)	—
INCOME BEFORE INCOME TAXES	46,165	48,945	74,583	(126,611)	43,082
Income tax benefit (expense)	—	2,134	(1,275)	—	859
NET INCOME	46,165	51,079	73,308	(126,611)	43,941
Less: Net loss attributable to noncontrolling interest	—	—	(2,224)	—	(2,224)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	46,165	51,079	75,532	(126,611)	46,165
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment	(21,567)	7,922	(40,373)	21,567	(32,451)
New Zealand joint venture cash flow hedges	(10,042)	(10,195)	234	10,042	(9,961)
Actuarial change and amortization of pension and postretirement plan liabilities	2,933	2,933	—	(2,933)	2,933
Total other comprehensive (loss) income	(28,676)	660	(40,139)	28,676	(39,479)
COMPREHENSIVE INCOME	17,489	51,739	33,169	(97,935)	4,462
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(13,027)	—	(13,027)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$17,489	$51,739	$46,196	($97,935)	$17,489

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Year Ended December 31, 2014
	Rayonier Inc.(Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$603,521	—	$603,521
Costs and Expenses
Cost of sales	—	—	483,860	—	483,860
Selling and general expenses	—	14,578	33,305	—	47,883
Other operating (income) expense, net	—	3,275	(29,786)	—	(26,511)
	—	17,853	487,379	—	505,232
OPERATING INCOME (LOSS)	—	(17,853)	116,142	—	98,289
Interest expense	(13,247)	(23,571)	(7,430)	—	(44,248)
Interest and miscellaneous income (expense), net	9,186	(3,100)	(15,285)	—	(9,199)
Equity in income from subsidiaries	103,398	138,719	—	(242,117)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	99,337	94,195	93,427	(242,117)	44,842
Income tax benefit	—	9,203	398	—	9,601
INCOME FROM CONTINUING OPERATIONS	99,337	103,398	93,825	(242,117)	54,443
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income tax	—	—	43,403	—	43,403
NET INCOME	99,337	103,398	137,228	(242,117)	97,846
Less: Net loss attributable to noncontrolling interest	—	—	(1,491)	—	(1,491)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	99,337	103,398	138,719	(242,117)	99,337
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(11,525)	(11,527)	(15,847)	23,052	(15,847)
New Zealand joint venture cash flow hedges	(1,206)	(1,206)	(1,855)	2,412	(1,855)
Actuarial change and amortization of pension and postretirement plan liabilities	54,046	54,046	88,174	(142,220)	54,046
Total other comprehensive income	41,315	41,313	70,472	(116,756)	36,344
COMPREHENSIVE INCOME	140,652	144,711	207,700	(358,873)	134,190
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(6,462)	—	(6,462)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$140,652	$144,711	$214,162	($358,873)	$140,652

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of December 31, 2016
	Rayonier Inc.(Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,453	$9,461	$54,995	—	$85,909
Accounts receivable, less allowance for doubtful accounts	—	2,991	17,673	—	20,664
Inventory	—	—	21,379	—	21,379
Prepaid logging roads	—	—	10,228	—	10,228
Prepaid expenses	—	427	1,152	—	1,579
Assets held for sale	—	—	23,171	—	23,171
Other current assets	—	236	1,638	—	1,874
Total current assets	21,453	13,115	130,236	—	164,804
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	2,291,015	—	2,291,015
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT COSTS	—	—	70,374	—	70,374
NET PROPERTY, PLANT AND EQUIPMENT	—	177	13,857	—	14,034
RESTRICTED DEPOSITS	—	—	71,708	—	71,708
INVESTMENT IN SUBSIDIARIES	1,422,081	2,671,428	—	(4,093,509)	—
INTERCOMPANY RECEIVABLE	26,472	(611,571)	585,099	—	—
OTHER ASSETS	2	46,846	26,977	—	73,825
TOTAL ASSETS	$1,470,008	$2,119,995	$3,189,266	($4,093,509)	$2,685,760
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	—	$1,194	$21,143	—	$22,337
Current maturities of long-term debt	31,676	—	—	—	31,676
Accrued taxes	—	(111)	2,768	—	2,657
Accrued payroll and benefits	—	5,013	4,264	—	9,277
Accrued interest	3,047	2,040	253	—	5,340
Other current liabilities	—	165	20,514	—	20,679
Total current liabilities	34,723	8,301	48,942	—	91,966
LONG-TERM DEBT	291,390	663,343	75,472	—	1,030,205
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	32,541	(685)	—	31,856
OTHER NON-CURRENT LIABILITIES	—	12,690	22,291	—	34,981
INTERCOMPANY PAYABLE	(267,715)	(18,961)	286,676	—	—
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,411,610	1,422,081	2,671,428	(4,093,509)	1,411,610
Noncontrolling interest	—	—	85,142	—	85,142
TOTAL SHAREHOLDERS’ EQUITY	1,411,610	1,422,081	2,756,570	(4,093,509)	1,496,752
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,470,008	$2,119,995	$3,189,266	($4,093,509)	$2,685,760

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of December 31, 2015
	Rayonier Inc.(Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,472	$13,217	$36,088	—	$51,777
Accounts receivable, less allowance for doubtful accounts	—	1,870	18,352	—	20,222
Inventory	—	—	15,351	—	15,351
Prepaid logging roads	—	—	10,563	—	10,563
Prepaid expenses	—	443	1,648	—	2,091
Other current assets	—	4,876	805	—	5,681
Total current assets	2,472	20,406	82,807	—	105,685
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	2,066,780	—	2,066,780
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT COSTS	—	—	65,450	—	65,450
NET PROPERTY, PLANT AND EQUIPMENT	—	330	6,412	—	6,742
RESTRICTED DEPOSITS	—	—	23,525	—	23,525
INVESTMENT IN SUBSIDIARIES	1,321,681	2,212,405	—	(3,534,086)	—
INTERCOMPANY RECEIVABLES	34,567	(610,450)	575,883	—	—
OTHER ASSETS	3	18,718	29,036	(1)	47,756
TOTAL ASSETS	$1,358,723	$1,641,409	$2,849,892	($3,534,086)	$2,315,938
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	609	$1,463	$19,407	—	$21,479
Current maturities of long-term debt	—	—	—	—	—
Accrued taxes	—	(10)	3,695	—	3,685
Accrued payroll and benefits	—	3,594	3,443	—	7,037
Accrued interest	3,047	666	2,440	—	6,153
Other current liabilities	—	262	20,841	—	21,103
Total current liabilities	3,656	5,975	49,826	—	59,457
LONG-TERM DEBT	322,697	280,977	226,879	1	830,554
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	34,822	(685)	—	34,137
OTHER NON-CURRENT LIABILITIES	—	16,914	13,136	—	30,050
INTERCOMPANY PAYABLE	(255,715)	(18,960)	274,675	—	—
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,288,084	1,321,681	2,212,405	(3,534,086)	1,288,084
Noncontrolling interest	—	—	73,656	—	73,656
TOTAL SHAREHOLDERS’ EQUITY	1,288,084	1,321,681	2,286,061	(3,534,086)	1,361,740
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,358,723	$1,641,409	$2,849,892	($3,534,086)	$2,315,938

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Year Ended December 31, 2016
	Rayonier Inc.(Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	($7,480)	$113,775	$97,506	—	$203,801
INVESTING ACTIVITIES
Capital expenditures	—	—	(58,723)	—	(58,723)
Real estate development investments	—	—	(8,746)	—	(8,746)
Purchase of timberlands	—	—	(366,481)	—	(366,481)
Assets purchased in business acquisition	—	—	(887)	—	(887)
Net proceeds from Large Dispositions	—	—	203,862	—	203,862
Rayonier office building under construction	—	—	(6,307)	—	(6,307)
Change in restricted cash	—	—	(48,184)	—	(48,184)
Investment in subsidiaries	—	(293,820)	—	293,820	—
Other	—	—	2,311	—	2,311
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	(293,820)	(283,155)	293,820	(283,155)
FINANCING ACTIVITIES
Issuance of debt	—	548,000	147,916	—	695,916
Repayment of debt	—	(140,000)	(318,415)	—	(458,415)
Dividends paid	(122,845)	—	—	—	(122,845)
Proceeds from the issuance of common shares	1,576	—	—	—	1,576
Proceeds from repurchase of common shares	(690)	—	—	—	(690)
Debt issuance costs	—	(818)	—	—	(818)
Issuance of intercompany notes	(12,000)	—	12,000	—	—
Intercompany distributions	160,597	(230,893)	364,116	(293,820)	—
Other	(177)	—	(124)	—	(301)
CASH USED FOR FINANCING ACTIVITIES	26,461	176,289	205,493	(293,820)	114,423
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(937)	—	(937)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	18,981	(3,756)	18,907	—	34,132
Balance, beginning of year	2,472	13,217	36,088	—	51,777
Balance, end of year	$21,453	$9,461	$54,995	—	$85,909

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Year Ended December 31, 2015
	Rayonier Inc.(Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	($4,890)	($21,421)	$203,475	—	$177,164
INVESTING ACTIVITIES
Capital expenditures	—	(78)	(57,215)	—	(57,293)
Real estate development investments	—	—	(2,676)	—	(2,676)
Purchase of timberlands	—	—	(98,409)	—	(98,409)
Proceeds from settlement of foreign currency derivative	—	—	2,804	—	2,804
Rayonier office building under construction	—	—	(908)	—	(908)
Change in restricted cash	—	—	(16,836)	—	(16,836)
Investment in subsidiaries	—	126,242	—	(126,242)	—
Other	—	—	7,010	(1)	7,009
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	126,164	(166,230)	(126,243)	(166,309)
FINANCING ACTIVITIES
Issuance of debt	61,000	353,000	58,558	—	472,558
Repayment of debt	(61,000)	(232,973)	(70,429)	—	(364,402)
Dividends paid	(124,936)	—	—	—	(124,936)
Proceeds from the issuance of common shares	2,117	—	—	—	2,117
Proceeds from repurchase of common shares	(100,000)	—	—	—	(100,000)
Debt issuance costs	—	(1,678)	—	—	(1,678)
Issuance of intercompany notes	(35,500)	—	35,500	—	—
Intercompany distributions	163,585	(217,980)	(71,847)	126,242	—
Other	(122)	—	—	—	(122)
CASH USED FOR FINANCING ACTIVITIES	(94,856)	(99,631)	(48,218)	126,242	(116,463)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(4,173)	—	(4,173)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(99,746)	5,112	(15,147)	—	(109,781)
Balance, beginning of year	102,218	8,105	51,235	—	161,558
Balance, end of year	$2,472	$13,217	$36,088	—	$51,777

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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of the disclosure controls and procedures were effective as of December 31, 2016.
In the year ended December 31, 2016, based upon the evaluation required by paragraph (d) of Rule 13a-15, there were no other changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
Not applicable.

PART III
Certain information required by Part III is incorporated by reference from the Company’s Definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2017 Annual Meeting of Shareholders (the “Proxy Statement”). We will make the Proxy Statement available on our website at www.rayonier.com as soon as it is filed with the SEC.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
A list of our executive officers and biographical information are found in Item 1 in this Annual Report on Form 10-K. Additional information required by this Item with respect to directors and other governance matters is incorporated by reference from the sections entitled “Proposal No. 1 - Election of Directors,” “Corporate Governance,” “Named Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Report of the Audit Committee” in the Proxy Statement.
Our Standard of Ethics and Code of Corporate Conduct, which is applicable to our principal executive officer and financial and accounting officers, is available on our website, www.rayonier.com. Any amendments to or waivers of the Standard of Ethics and Code of Corporate Conduct will also be disclosed on our website.

Item 11.    EXECUTIVE COMPENSATION
The information called for by Item 11 is incorporated herein by reference from the section and subsections entitled “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation; Processes and Procedures” and “Report of the Compensation and Management Development Committee” in the Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by Item 12 is incorporated herein by reference from the section and subsections entitled “Ownership of and Trading in our Shares,” “Share Ownership of Certain Beneficial Owners,” “Share Ownership of Directors and Executive Officers” and “Equity Compensation Plan Information” in the Proxy Statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by Item 13 is incorporated herein by reference from the section and subsections entitled “Proposal No. 1 - Election of Directors,” “Director Independence” and “Related Person Transactions” in the Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by Item 14 is incorporated herein by reference from the subsection entitled “Information Regarding Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this report:

(1)	See Index to Financial Statements on page 52 for a list of the financial statements filed as part of this report.

(2)	Financial Statement Schedules:

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2016, 2015, and 2014
(In Thousands)

Description	Balance at Beginning of Year	Additions Charged to Cost and Expenses		Deductions		Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2016	$42	—		(9)		$33
Year ended December 31, 2015	42	—		—		42
Year ended December 31, 2014	673	134		(765)	(a)	42

Deferred tax asset valuation allowance:
Year ended December 31, 2016	$18,248	$3,613	(b)	—		$21,861
Year ended December 31, 2015	13,644	4,604	(c)	—		18,248
Year ended December 31, 2014	33,889	13,289	(d)	(33,534)	(e)	13,644

(a)	The 2014 decrease is largely related to the spin-off of the Performance Fibers business.

(b)	The 2016 increase is comprised of valuation allowance against the TRS deferred tax assets.

(c)	The 2015 increase is comprised of valuation allowance against the TRS deferred tax assets and the CBPC provision to return adjustment.

(d)	The 2014 increase is primarily related to the Company’s limited potential use of the CBPC prior to its expiration in 2019.

(e)
The decrease is primarily related to deferred tax assets contributed to Rayonier Advanced Materials in the spin-off. The decrease also reflects the utilization and expiration of RNZ NOL carryforwards, of which $355,000 was recorded as income tax expense.

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

Item 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAYONIER INC.

By:	/s/ MARK MCHUGH
Mark McHugh Senior Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer)
February 24, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID L. NUNES	President and Chief Executive Officer	February 24, 2017
David L. Nunes (Principal Executive Officer)

/s/ MARK MCHUGH	Senior Vice President and Chief Financial Officer	February 24, 2017
Mark McHugh (Principal Financial Officer)

/s/ APRIL TICE	Director, Financial Services and Corporate Controller	February 24, 2017
April Tice (Principal Accounting Officer)

*	Chairman of the Board
Richard D. Kincaid

*	Director
John A. Blumberg

*	Director
Dod A. Fraser

*	Director
Scott R. Jones

*	Director
Bernard Lanigan, Jr.

*	Director
Blanche L. Lincoln

*	Director
V. Larkin Martin

*	Director
Andrew G. Wiltshire

*By:	/s/ MARK R. BRIDWELL	February 24, 2017
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
Incorporated by reference to Exhibit 4.2 to the Registrant’s August 12, 2009 Form 8-K

4.11	Indenture among Rayonier A.M. Products Inc., the guarantors party thereto from time to time and Wells Fargo Bank, National Association, as Trustee, dated as of May 22, 2014	Incorporated by reference to Exhibit 4.1 to the Registrant’s May 22, 2014 Form 8-K

10.1	Rayonier Inc. Executive Severance Pay Plan (f/k/a Rayonier Supplemental Senior Executive Severance Pay Plan), as amended*	Incorporated by reference to Exhibit 10.3 to the Registrant’s December 31, 2007 Form 10-K

10.2	Rayonier Investment and Savings Plan for Salaried Employees effective March 1, 1994, amended and restated effective April 1, 2015 and further amended effective September 8, 2015*	Incorporated by reference to Exhibit 10.2 to the Registrant’s December 31, 2015 Form 10-K

10.3	Amended and Restated Retirement Plan for Salaried Employees effective January 1, 2014*	Incorporated by reference to Exhibit 10.9 to the Registrant’s December 31, 2015 Form 10-K

10.4	Rayonier Inc. Excess Benefit Plan, as amended*	Incorporated by reference to Exhibit 10.2 to the Registrant’s June 30, 2010 Form 10-Q

10.5	Form of Rayonier Inc. Excess Savings and Deferred Compensation Plan Agreements*	Incorporated by reference to Exhibit 10.4 to the Registrant’s June 30, 2010 Form 10-Q

10.6	Rayonier Inc. Excess Savings and Deferred Compensation Plan, as amended*	Incorporated by reference to Exhibit 10.3 to the Registrant’s June 30, 2010 Form 10-Q

10.7	Rayonier Incentive Stock Plan, as amended*	Incorporated by reference to Exhibit 10.9 to the Registrant’s June 30, 2014 Form 10-Q

10.8	Form of Rayonier 2004 Incentive Stock and Management Bonus Plan Non-Qualified Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.22 to the Registrant’s December 31, 2003 Form 10-K

10.9	Form of Rayonier 2004 Incentive Stock and Management Bonus Plan Restricted Share Award Agreement*	Incorporated by reference to Exhibit 10.23 to the Registrant’s December 31, 2003 Form 10-K

10.10	Form of Rayonier Incentive Stock Plan Non-Qualified Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.19 to the Registrant’s December 31, 2008 Form 10-K

10.11	Form of Rayonier Incentive Stock Plan Restricted Share Award Agreement*	Incorporated by reference to Exhibit 10.21 to the Registrant’s December 31, 2013 Form 10-K

10.12	Form of Rayonier Incentive Stock Plan Supplemental Terms Applicable to the 2014 Equity Award Grant*	Incorporated by reference to Exhibit 10.23 to the Registrant’s December 31, 2013 Form 10-K

10.13	Rayonier Non-Equity Incentive Plan*	Incorporated by reference to Appendix B to the Registrant’s March 31, 2008 Proxy Statement

Exhibit No.	Description	Location
10.14	Form of Rayonier Outside Directors Compensation Program/Cash Deferral Option Agreement*	Incorporated by reference to Exhibit 10.24 to the Registrant’s December 31, 2006 Form 10-K

10.15	Trust Agreement for the Rayonier Inc. Legal Resources Trust*	Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2014 Form 10-Q

10.16	Annual Corporate Bonus Program*	Incorporated by reference to Exhibit 10.24 to the Registrant’s December 31, 2010 Form 10-K

10.17
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

10.18
Deed of Amendment and Restatement of Shareholder Agreement, dated April 22, 2014, by and among Rayonier Canterbury LLC, Waimarie Forests Pty Limited, Matariki Forestry Group, Matariki Forests and Phaunos Timber Fund Limited
Incorporated by reference to Exhibit 10.11 to the Registrant’s June 30, 2014 Form 10-Q

10.19	Description of Rayonier 2014 Performance Share Award Program*	Incorporated by reference to Exhibit 10.10 to the Registrant’s June 30, 2014 Form 10-Q

10.20	Contribution, Conveyance and Assumption Agreement, dated July 29, 2010, between Rayonier Inc. and Rayonier Operating Company LLC relating to the Restructuring	Incorporated by reference to Exhibit 10.7 to the Registrant’s June 30, 2010 Form 10-Q

10.21	Purchase and Sale Agreement dated September 16, 2011 between Joshua Timberlands LLC, as Seller and Rayonier Inc., as Buyer	Incorporated by reference to Exhibit 10.2 to the Registrant’s September 30, 2011 Form 10-Q

10.22	Purchase and Sale Agreement dated September 16, 2011 between Oklahoma Timber, LLC, as Seller and Rayonier Inc., as Buyer	Incorporated by reference to Exhibit 10.3 to the Registrant’s September 30, 2011 Form 10-Q

10.23	Form of Transaction Bonus Agreement and Schedule of Executive Officer Transaction Bonus Amounts*	Incorporated by reference to Exhibit 10.1 to the Registrant’s March 31, 2014 Form 10-Q

10.24	Trust Agreement for the Rayonier Inc. Executive Severance Pay Plan*	Incorporated by reference to Exhibit 10.26 to the Registrant’s December 31, 2001 Form 10-K

10.25	Amendment to Trust Agreement for the Rayonier Inc. Executive Severance Plan*	Incorporated by reference to Exhibit 10.2 to the Registrant’s September 30, 2014 Form 10-Q

10.26	Transition Services Agreement, dated June 27, 2014, by and between Rayonier Inc. and Rayonier Advanced Materials Inc.	Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2014 Form 8-K

10.27	Tax Matters Agreement, dated June 27, 2014, by and among Rayonier Inc., Rayonier Advanced Materials Inc., Rayonier TRS Holdings Inc. and Rayonier A.M. Products Inc.	Incorporated by reference to Exhibit 10.2 to the Registrant’s June 30, 2014 Form 8-K

10.28	Employee Matters Agreement, dated June 27, 2014, by and between Rayonier Inc. and Rayonier Advanced Materials Inc.	Incorporated by reference to Exhibit 10.3 to the Registrant’s June 30, 2014 Form 8-K

10.29	Intellectual Property Agreement, dated June 27, 2014, by and between Rayonier Inc. and Rayonier Advanced Materials Inc.	Incorporated by reference to Exhibit 10.4 to the Registrant’s June 30, 2014 Form 8-K

Exhibit No.	Description	Location
10.30	Form of Indemnification Agreement between Rayonier Inc. and its Officers and Directors*	Incorporated by reference to Exhibit 10.8 to the Registrant’s June 30, 2014 Form 10-Q

10.31	Rayonier Inc. Executive Severance Pay Plan, as amended*	Incorporated by reference to Exhibit 10.1 to the Registrant’s March 31, 2015 Form 10-Q

10.32	Rayonier Incentive Stock Plan, as amended*	Incorporated by reference to Exhibit 10.2 to the Registrant’s March 31, 2015 Form 10-Q

10.33	2015 Performance Share Award Program*	Incorporated by reference to Exhibit 10.3 to the Registrant’s March 31, 2015 Form 10-Q

10.34	Rayonier Annual Bonus Program, as amended*	Incorporated by reference to Exhibit 10.4 to the Registrant’s March 31, 2015 Form 10-Q

10.35	Form of Rayonier Incentive Stock Plan Restricted Stock Award Agreement*	Incorporated by reference to Exhibit 10.5 to the Registrant’s March 31, 2015 Form 10-Q

10.36
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
Incorporated by reference to Exhibit 10.1 to the Registrant’s August 5, 2015 Form 8-K

10.37	2016 Performance Share Award Program*	Incorporated by reference to Exhibit 10.44 to the Registrant’s December 31, 2015 Form 10-K

10.38	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective June 1, 2016.*	Incorporated by reference to Exhibit 10.1 to the Registrant’s March 31, 2016 Form 10-Q

10.39	Rayonier Inc. Supplemental Savings Plan effective March 1, 2016.*	Incorporated by reference to Exhibit 10.2 to the Registrant’s March 31, 2016 Form 10-Q

10.40
Credit Agreement dated August 5, 2015 among Rayonier Inc., Rayonier TRS Holdings Inc. and Rayonier Issuing Bank, FPMORGAN CHASE BANK, N.A. And FARM CREDIT OF FLORIDA, ACA, as Co-Syndication Agents CREDIT SUISSE AG and SUNTRUST BANK, as Co-Documentation Agents and COBANK, ACB, as Sole Lead Arranger and Sole Bookrunner.
Incorporated by reference to Exhibit 10.3 to the Registrant’s March 31, 2016 Form 10-Q

10.41
First Amendment and Incremental Term Loan Agreement dated April 28, 2016, by and among Rayonier Inc., Rayonier TRS Holdings Inc., Rayonier Operating Company LLC, as Borrowers, COBANK, ACB, as Administrative Agent and the several banks, financial institutions and other institutional lenders party thereto.
Incorporated by reference to Exhibit 10.1 to the Registrant’s May 2, 2016 Form 8-K

10.42	2016 Guarantee Agreement dated as of April 28, 2016 among Rayonier Inc., Rayonier TRS Holdings Inc. and COBANK, ACB, as Administrative Agent.	Incorporated by reference to Exhibit 10.2 to the Registrant’s May 2, 2016 form 8-K.

10.43	Amendment to Rayonier Investment and Savings Plan for Salaried Employees (the “Plan”) effective as of January 1, 2017.	Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2016 Form 10-Q

10.44	First Amendment to the Retirement Plan for Salaried Employees of Rayonier Inc. effective as of December 31, 2016.	Incorporated by reference to Exhibit 10.2 to the Registrant’s September 30, 2016 Form 10-Q

Exhibit No.	Description	Location
10.45	Amended and Restated Executive Severance Pay Plan effective as of December 31, 2016.*	Incorporated by reference to Exhibit 10.3 to the Registrant’s September 30, 2016 Form 10-Q

12	Statements re computation of ratios	Filed herewith

21	Subsidiaries of the registrant	Filed herewith

23.1	Consent of Ernst & Young LLP	Filed herewith

24	Powers of attorney	Filed herewith

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14-(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101
The following financial information from our Annual Report on Form10-K for the fiscal year ended December 31, 2016, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014; (ii) the Consolidated Balance Sheets as of December 31, 2016 and 2015; (iii) the Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2016, 2015 and 2014; (iv) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014; and (v) the Notes to the Consolidated Financial Statements.
Filed herewith

* Management contract or compensatory plan.
** Certain schedules and similar attachments have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. Rayonier will furnish supplemental copies of any such schedules or attachments to the U.S. Securities and Exchange Commission upon request.