Form 10-Q
period 2017-03-31
RAYONIER INC
filed 2017-05-05
CIK 52827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
YES ☒       NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐        NO  ☒

As of April 28, 2017, there were outstanding 128,827,667 Common Shares of the registrant.

i

PART I.        FINANCIAL INFORMATION

Item 1.         Financial Statements

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
SALES	$186,512	$134,843
Costs and Expenses
Cost of sales	136,413	107,971
Selling and general expenses	9,590	9,779
Other operating income, net (Note 14)	(8,752)	(5,904)
	137,251	111,846
OPERATING INCOME	49,261	22,997
Interest expense	(8,415)	(7,098)
Interest income and miscellaneous income (expense), net	518	(1,622)
INCOME BEFORE INCOME TAXES	41,364	14,277
Income tax (expense) benefit	(6,281)	781
NET INCOME	35,083	15,058
Less: Net income attributable to noncontrolling interest	1,240	586
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	33,843	14,472
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of income tax expense of $0 and $0	2,432	2,804
Cash flow hedges, net of income tax (expense) benefit of ($32) and $432	2,553	(13,774)
Amortization of pension and postretirement plans, net of income tax expense of $0 and $0	116	617
Total other comprehensive income (loss)	5,101	(10,353)
COMPREHENSIVE INCOME	40,184	4,705
Less: Comprehensive income (loss) attributable to noncontrolling interest	1,651	(3,749)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$38,533	$8,454
EARNINGS PER COMMON SHARE (Note 10)
Basic earnings per share attributable to Rayonier Inc.	$0.27	$0.12
Diluted earnings per share attributable to Rayonier Inc.	$0.27	$0.12

Dividends declared per share	$0.25	$0.25

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$219,357	$85,909
Accounts receivable, less allowance for doubtful accounts of $33 and $33	33,434	20,664
Insurance settlement receivable (Note 8)	73,000	—
Inventory (Note 15)	27,155	21,379
Prepaid expenses	14,723	11,807
Assets held for sale (Note 17)	9,006	23,171
Other current assets	8,247	1,874
Total current assets	384,922	164,804
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,280,814	2,291,015
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 5)	73,713	70,374
PROPERTY, PLANT AND EQUIPMENT
Land	2,279	2,279
Buildings	8,094	7,990
Machinery and equipment	4,690	4,658
Construction in progress	11,013	8,170
Total property, plant and equipment, gross	26,076	23,097
Less — accumulated depreciation	(9,227)	(9,063)
Total property, plant and equipment, net	16,849	14,034
RESTRICTED CASH (Note 16)	111,276	71,708
OTHER ASSETS	51,336	73,825
TOTAL ASSETS	$2,918,910	$2,685,760
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$30,956	$22,337
Insurance settlement payable (Note 8)	73,740	—
Current maturities of long-term debt	42,926	31,676
Accrued taxes	3,348	2,657
Accrued payroll and benefits	3,079	9,277
Accrued interest	8,321	5,340
Other current liabilities	20,572	20,679
Total current liabilities	182,942	91,966
LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS	1,028,068	1,030,205
PENSION AND OTHER POSTRETIREMENT BENEFITS (Note 13)	31,718	31,856
OTHER NON-CURRENT LIABILITIES	28,888	34,981
COMMITMENTS AND CONTINGENCIES (Notes 6 and 8)
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 shares authorized, 128,760,051 and 122,904,368 shares issued and outstanding	865,343	709,867
Retained earnings	689,612	700,887
Accumulated other comprehensive income	5,545	856
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,560,500	1,411,610
Noncontrolling interest	86,794	85,142
TOTAL SHAREHOLDERS’ EQUITY	1,647,294	1,496,752
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,918,910	$2,685,760

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except share data)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interest	Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2015	122,770,217	$708,827	$612,760	($33,503)	$73,656	$1,361,740
Net income	—	—	211,972	—	5,798	217,770
Dividends ($1.00 per share)	—	—	(123,155)	—	—	(123,155)
Issuance of shares under incentive stock plans	179,743	1,576	—	—	—	1,576
Stock-based compensation	—	5,136	—	—	—	5,136
Repurchase of common shares	(45,592)	(178)	(690)	—	—	(868)
Actuarial change and amortization of pension and postretirement plan liabilities	—	—	—	5,533	—	5,533
Foreign currency translation adjustment	—	—	—	2,780	3,542	6,322
Cash flow hedges	—	—	—	22,608	214	22,822
Recapitalization of New Zealand Joint Venture	—	(5,398)	—	3,438	1,960	—
Recapitalization costs	—	(96)	—	—	(28)	(124)
Balance, December 31, 2016	122,904,368	$709,867	$700,887	$856	$85,142	$1,496,752
Cumulative-effect adjustment due to adoption of ASU No. 2016-16	—	—	(14,365)	—	—	(14,365)
Net income	—	—	33,843	—	1,240	35,083
Dividends ($0.25 per share)	—	—	(30,753)	—	—	(30,753)
Issuance of shares under incentive stock plans	105,981	2,251	—	—	—	2,251
Stock-based compensation	—	880	—	—	—	880
Repurchase of common shares	(298)	—	—	—	—	—
Amortization of pension and postretirement plan liabilities	—	—	—	116	—	116
Foreign currency translation adjustment	—	—	—	2,002	430	2,432
Cash flow hedges	—		—	2,571	(18)	2,553
Issuance of shares under equity offering, net of costs	5,750,000	152,345	—	—	—	152,345
Balance, March 31, 2017	128,760,051	$865,343	$689,612	$5,545	$86,794	$1,647,294

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2017	2016
OPERATING ACTIVITIES
Net income	$35,083	$15,058
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	30,773	29,342
Non-cash cost of land and improved development	4,479	4,108
Stock-based incentive compensation expense	880	839
Deferred income taxes	5,989	(545)
Amortization of losses from pension and postretirement plans	116	617
Gain on sale of large disposition of timberlands	(28,188)	—
Other	2,306	(1,081)
Changes in operating assets and liabilities:
Receivables	(11,442)	(6,904)
Inventories	(3,481)	(4,619)
Accounts payable	5,886	1,369
Income tax receivable/payable	(126)	(98)
All other operating activities	(8,332)	(7,051)
CASH PROVIDED BY OPERATING ACTIVITIES	33,943	31,035
INVESTING ACTIVITIES
Capital expenditures	(14,362)	(13,298)
Real estate development investments	(2,185)	(1,685)
Purchase of timberlands	(11,293)	(14,323)
Net proceeds from large disposition of timberlands	42,034	—
Rayonier office building under construction	(2,604)	(186)
Change in restricted cash	(39,568)	10,613
Other	(5,617)	(1,404)
CASH USED FOR INVESTING ACTIVITIES	(33,595)	(20,283)
FINANCING ACTIVITIES
Issuance of debt	29,719	285,552
Repayment of debt	(20,530)	(240,752)
Dividends paid	(30,618)	(30,675)
Proceeds from the issuance of common shares under incentive stock plan	2,251	18
Proceeds from the issuance of common shares from equity offering, net of costs	152,345	—
Repurchase of common shares made under share repurchase program	—	(690)
Other	—	(16)
CASH PROVIDED BY FINANCING ACTIVITIES	133,167	13,437
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(67)	238
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	133,448	24,427
Balance, beginning of year	85,909	51,777
Balance, end of period	$219,357	$76,204
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest (a)	$3,695	$5,808
Income taxes	214	119
Non-cash investing activity:
Capital assets purchased on account	5,430	2,725

(a)
Interest paid is presented net of patronage payments received of $3.0 million and $0.4 million for the three months ended March 31, 2017 and March 31, 2016, respectively. For additional information on patronage payments, see Note 5 — Debt in the 2016 Form 10-K.

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

1.	BASIS OF PRESENTATION
Basis of Presentation
The unaudited consolidated financial statements and notes thereto of Rayonier Inc. and its subsidiaries (“Rayonier” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, these financial statements and notes reflect all adjustments (all of which are normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. These statements and notes should be read in conjunction with the financial statements and supplementary data included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC (the “2016 Form 10-K”).
Recently Adopted Standards
In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, stating entities should recognize income tax consequences of intra-entity transfers of assets other than inventory in the period in which they occur. As such, the Company is required to apply the changes on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. ASU No. 2016-16 is effective for annual periods beginning after December 15, 2017 with early adoption permitted at the beginning of an annual period for which financial statements have not been issued. Rayonier early adopted ASU No. 2016-16 in this quarterly report on Form 10-Q. See Note 7 — Income Taxes for additional information.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU No. 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Rayonier adopted ASU No. 2016-09 during the first quarter ended March 31, 2017. Upon adoption, additional excess tax benefits and tax deficiencies are recorded to “Income tax (expense) benefit” in the Consolidated Statements of Income and Comprehensive Income, forfeitures are accounted for when they occur and cash paid by Rayonier when directly withholding shares for tax withholding purposes are classified as a financing activity within the statement of cash flows. The adoption of this standard did not have a material impact on the consolidated financial statements.
New Accounting Standards
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU No. 2016-18 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Rayonier intends to adopt ASU No. 2016-18 in the Company’s first quarter 2018 Form 10-Q. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.
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
In May 2014, the FASB and International Accounting Standards Board (“IASB”) jointly issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), a comprehensive new revenue recognition standard that will supersede current revenue recognition guidance. The guidance provides a unified model to determine when and how revenue is recognized and will require enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date. ASU No. 2015-14 provides a one-year deferral of the effective date of the new standard, with an option for organizations to adopt early based on the original effective date.  In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing. The update clarifies the guidance for identifying performance obligations. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The update clarifies the guidance for assessing collectibility, presenting sales taxes and other similar taxes collected from customers, noncash consideration, contract modifications at transition, completed contracts at transition and disclosing the accounting change in the period of adoption. In February 2017, the FASB issued ASU No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The update clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. This standard will be effective for Rayonier beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements and has completed a preliminary analysis of the specific impacts to the Southern Timber, Pacific Northwest Timber, New Zealand Timber and Real Estate segments.

Subsequent Events
Acquisition of 94,400 acres of coastal Florida, Georgia and South Carolina timberland
In April 2017, the Company completed two separate transactions for the purchase of approximately 94,400 acres of timberland in coastal Florida, Georgia and South Carolina. The final aggregate purchase price of these two transactions, along with a 700 acre transaction that closed in March 2017, was approximately $214 million, or $2,250 per acre. These previously-announced acquisitions were made with proceeds from an equity offering completed in March 2017 and like-kind exchange proceeds from real estate and timberland sales.

2.	JOINT VENTURE INVESTMENT
Matariki Forestry Group
The Company maintains a controlling financial interest in Matariki Forestry Group (the "New Zealand JV"), a joint venture that owns or leases approximately 0.4 million legal acres of New Zealand timberland. Accordingly, the Company consolidates the New Zealand JV’s balance sheet and results of operations. The portions of the consolidated financial position and results of operations attributable to the New Zealand JV’s 23% noncontrolling interest are shown separately within the Consolidated Statements of Income and Comprehensive Income and Consolidated Statements of Shareholders’ Equity. Rayonier New Zealand Limited (“RNZ”), a wholly-owned subsidiary of Rayonier Inc., serves as the manager of the New Zealand JV.

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
The following tables summarize the segment information for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
SALES	2017	2016
Southern Timber	$32,715	$44,740
Pacific Northwest Timber	24,792	19,309
New Zealand Timber	40,740	36,023
Real Estate (a)	54,289	13,363
Trading	33,976	21,408
Total	$186,512	$134,843

(a) The three months ended March 31, 2017 includes $42.0 million from Large Dispositions.

	Three Months Ended March 31,
OPERATING INCOME (LOSS)	2017	2016
Southern Timber	$13,939	$15,753
Pacific Northwest Timber	(878)	1,385
New Zealand Timber	10,243	4,744
Real Estate (a)	29,665	4,225
Trading	1,097	350
Corporate and other	(4,805)	(3,460)
Total Operating Income	49,261	22,997
Unallocated interest expense and other	(7,897)	(8,720)
Total Income before Income Taxes	$41,364	$14,277

(a) The three months ended March 31, 2017 includes $28.2 million from Large Dispositions.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended March 31,
DEPRECIATION, DEPLETION AND AMORTIZATION	2017	2016
Southern Timber	$12,452	$16,556
Pacific Northwest Timber	10,210	4,639
New Zealand Timber	5,407	4,860
Real Estate (a)	10,707	3,203
Trading	—	—
Corporate and other	100	84
Total	$38,876	$29,342

(a) The three months ended March 31, 2017 includes $8.1 million from Large Dispositions.

	Three Months Ended March 31,
NON-CASH COST OF LAND AND IMPROVED DEVELOPMENT	2017	2016
Southern Timber	—	—
Pacific Northwest Timber	—	—
New Zealand Timber	—	1,824
Real Estate (a)	10,222	2,284
Trading	—	—
Corporate and other	—	—
Total	$10,222	$4,108

(a) The three months ended March 31, 2017 includes $5.7 million from Large Dispositions.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

4.	DEBT
Rayonier’s debt consisted of the following at March 31, 2017:

March 31, 2017
Term Credit Agreement borrowings due 2024 at a variable interest rate of 2.5% at March 31, 2017 (a)	$350,000
Senior Notes due 2022 at a fixed interest rate of 3.75%	325,000
Incremental Term Loan Agreement borrowings due 2026 at a variable interest rate of 2.7% at March 31, 2017 (b)	300,000
Mortgage Notes due 2017 at fixed interest rates of 4.35%	31,601
Revolving Credit Facility borrowings due 2020 at an average variable interest rate of 2.2% at March 31, 2017	40,000
New Zealand JV Working Capital Facility due 2017 at an average variable interest rate of 2.6% at March 31, 2017	11,325
New Zealand JV noncontrolling interest shareholder loan at 0% interest rate	16,486
Total debt	1,074,412
Less: Current maturities of long-term debt	(42,926)
Less: Deferred financing costs	(3,418)
Long-term debt, net of deferred financing costs	$1,028,068

(a)
As of March 31, 2017, the periodic interest rate on the term loan facility was LIBOR plus 1.625%. The Company estimates the effective fixed interest rate on the term loan facility to be approximately 3.3% after consideration of interest rate swaps and estimated patronage refunds.

(b)
As of March 31, 2017, the periodic interest rate on the incremental term loan was LIBOR plus 1.900%. The Company estimates the effective fixed interest rate on the incremental term loan facility to be approximately 2.8% after consideration of interest rate swaps and estimated patronage refunds.

Principal payments due during the next five years and thereafter are as follows:

2017 (a)	42,825
2018	—
2019	—
2020	40,000
2021	—
Thereafter	991,486
Total Debt	$1,074,311

(a)	The mortgage notes due in 2017 were recorded at a premium of $0.1 million as of March 31, 2017. Upon maturity the liability will be $31.5 million.
2017 Debt Activity
During the three months ended March 31, 2017, the Company made additional borrowings of $15.0 million on the Revolving Credit Facility. Proceeds from the additional borrowings were used to repay the $15.0 million solid waste bonds that were due in 2020. As of March 31, 2017, the Company had available borrowings of $154.6 million under the Revolving Credit Facility, net of $5.4 million to secure its outstanding letters of credit.
In addition, the New Zealand JV made $11.3 million of borrowings, net of repayments and changes in exchange rates, on the working capital facility (the “New Zealand JV Working Capital Facility”). As of March 31, 2017, draws totaling NZ$23.8 million remain available on the working capital facilities. The New Zealand JV also paid $2.5 million of its shareholder loan held with the non-controlling interest party during the three months ended March 31, 2017. Changes in exchange rates increased debt on a U.S. dollar basis for its shareholder loan by $0.2 million.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Debt Covenants
In connection with the Company’s $350 million term credit agreement (the “Term Credit Agreement”), $300 million incremental term loan agreement (“the Incremental Term Loan Agreement”) and $200 million revolving credit facility (“the Revolving Credit Facility”), customary covenants must be met, the most significant of which include interest coverage and leverage ratios.
In addition to these financial covenants listed above, the Mortgage Notes, Senior Notes, Term Credit Agreement, Incremental Term Loan Agreement and Revolving Credit Facility include customary covenants that limit the incurrence of debt and the disposition of assets, among others. At March 31, 2017, the Company was in compliance with all applicable covenants.

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

An analysis of higher and better use timberlands and real estate development costs from December 31, 2016 to March 31, 2017 is shown below:

	Higher and Better Use Timberlands and Real Estate Development Investments
	Land and Timber	Development Investments	Total
Non-current portion at December 31, 2016	$59,956	$10,418	$70,374
Plus: Current portion (a)	5,096	11,963	17,059
Total Balance at December 31, 2016	65,052	22,381	87,433
Non-cash cost of land and improved development	(438)	(8)	(446)
Timber depletion from harvesting activities and basis of timber sold in real estate sales	(359)	—	(359)
Capitalized real estate development investments (b)	—	2,185	2,185
Capital expenditures (silviculture)	88	—	88
Intersegment transfers	4,144	—	4,144
Total Balance at March 31, 2017	68,487	24,558	93,045
Less: Current portion (a)	(5,678)	(13,654)	(19,332)
Non-current portion at March 31, 2017	$62,809	$10,904	$73,713

(a)	The current portion of Higher and Better Use Timberlands and Real Estate Development Investments is recorded in Inventory. See Note 15 — Inventory for additional information.

(b)	Capitalized real estate development investments includes $0.1 million of capitalized interest.

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
At March 31, 2017, the future minimum payments under non-cancellable operating leases, timberland leases and other commitments were as follows:

	Operating Leases	Timberland Leases (a)	Commitments (b)	Total
Remaining 2017	$1,300	$7,209	$8,561	$17,070
2018	1,022	9,163	7,181	17,366
2019	813	8,688	7,174	16,675
2020	639	8,284	7,174	16,097
2021	554	8,342	7,174	16,070
Thereafter (c)	1,187	152,075	22,223	175,485
	$5,515	$193,761	$59,487	$258,763

(a)	The majority of timberland leases are subject to increases or decreases based on either the Consumer Price Index, Producer Price Index or market rates.

(b)	Commitments include payments expected to be made on derivative financial instruments (foreign exchange contracts and interest rate swaps) and construction of the Company’s office building.

(c)
Includes 20 years of future minimum payments for perpetual Crown Forest Licenses (“CFL”). A CFL consists of a license to use public or government owned land to operate a commercial forest. The CFL's extend indefinitely and may only be terminated upon a 35-year termination notice from the government. If no termination notice is given, the CFLs renew automatically each year for a one-year term. As of March 31, 2017, the New Zealand JV has four CFL’s under termination notice, two that are currently being relinquished as harvest activities are concluding, one each in 2034 and 2044, as well as two fixed term CFL’s expiring in 2062. The annual license fee is determined based on current market rental value, with triennial rent reviews.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

7.	INCOME TAXES
The operations conducted by the Company’s REIT entities are generally not subject to U.S. federal and state income tax. The New Zealand JV is subject to corporate level tax in New Zealand. Non-REIT qualifying operations are conducted by the Company’s TRS. The primary businesses performed in Rayonier’s TRS include log trading and certain real estate activities, such as the sale and entitlement of development HBU properties. For the three months ended March 31, 2017, the Company recorded income tax expense of $6.3 million. For the three months ended March 31, 2016, income tax benefit was $0.8 million.

Provision for Income Taxes

The Company’s effective tax rate is below the 35.0% U.S. statutory rate due to tax benefits associated with being a REIT. The Company’s annualized effective tax rate (“AETR”) for the three months ended March 31, 2017 and March 31, 2016 was 15.6% and (5.5)%, respectively. The increase in income tax expense, and the corresponding AETR for the three months ended March 31, 2017, is principally related to the New Zealand JV.

In accordance with GAAP, the Company recognizes the impact of a tax position if a position is “more-likely-than-not” to prevail. For the three months ended March 31, 2017, there were no material changes in uncertain tax positions.
Prepaid Taxes
In the first quarter 2017, the Company early adopted ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. ASU No. 2016-16 requires income tax consequences of intra-entity transfers of assets other than inventory be recognized in the period in which they occur. See Note 1 — Basis of Presentation. As a result, a cumulative-effect adjustment to retained earnings was recorded for the long-term prepaid federal income tax of $14.4 million related to recognized built-in gains on 2006, 2008 and 2010 intercompany sales of timberlands between the REIT and the TRS. Taxes for the transactions were paid at the time of sale, but the gain and income tax expense were deferred. See the Consolidated Statement of Shareholders’ Equity for the cumulative-effect adjustment to retained earnings due to the adoption of this standard.

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

Following the Company’s November 10, 2014 earnings release and filing of the restated interim financial statements for the quarterly periods ended March 31, 2014 and June 30, 2014 (the “November 2014 Announcement”), shareholders of the Company filed five putative class actions against the Company and Paul G. Boynton, Hans E. Vanden Noort, David L. Nunes, and H. Edwin Kiker arising from circumstances described in the November 2014 Announcement, entitled respectively:

•	Sating v. Rayonier Inc. et al, Civil Action No. 3:14-cv-01395, filed November 12, 2014 in the United States District Court for the Middle District of Florida;

•	Keasler v. Rayonier Inc. et al, Civil Action No. 3:14-cv-01398, filed November 13, 2014 in the United States District Court for the Middle District of Florida;

•	Lake Worth Firefighters’ Pension Trust Fund v. Rayonier Inc. et al, Civil Action No. 3:14-cv-01403, filed November 13, 2014 in the United States District Court for the Middle District of Florida;

•	Christie v. Rayonier Inc. et al, Civil Action No. 3:14-cv-01429, filed November 21, 2014 in the United States District Court for the Middle District of Florida; and

•
Brown v. Rayonier Inc. et al, Civil Action No. 1:14-cv-08986, initially filed in the United States District Court for the Southern District of New York and later transferred to the United States District Court for the Middle District of Florida and assigned as Civil Action No. 3:14-cv-01474.

On January 9, 2015, the five securities actions were consolidated into one putative class action entitled In re Rayonier Inc. Securities Litigation, Case No. 3:14-cv-01395-TJC-JBT, in the United States District Court for the Middle District of Florida. The plaintiffs alleged that the defendants made false and/or misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs sought unspecified monetary damages and attorneys’ fees and costs. Two shareholders, the Pension Trust Fund for Operating Engineers and the Lake Worth Firefighters’ Pension Trust Fund moved for appointment as lead plaintiff on January 12, 2015, which was granted on February 25, 2015. On April 7, 2015, the plaintiffs filed a Consolidated Class Action Complaint (the “Consolidated Complaint”). In the Consolidated Complaint, plaintiffs added allegations as to and added as a defendant N. Lynn Wilson, a former officer of Rayonier. With the filing of the Consolidated Complaint, David L. Nunes and H. Edwin Kiker were dropped from the case as defendants. Defendants timely filed Motions to Dismiss the Consolidated Complaint on May 15, 2015. After oral argument on Defendants' motions on August 25, 2015, the Court dismissed the Consolidated Complaint without prejudice, allowing plaintiffs leave to refile. Plaintiffs filed the Amended Consolidated Class Action Complaint (the “Amended Complaint”) on September 25, 2015, which continued to assert claims against the Company, as well as Ms. Wilson and Messrs. Boynton and Vanden Noort. Defendants timely filed Motions to Dismiss the Amended Complaint on October 26, 2015. The court denied those motions on May 20, 2016. At December 31, 2016, the case continued to be in the discovery phase and the Company could not determine whether there was a reasonable likelihood a material loss had been incurred nor could the range of any such loss be estimated. On March 13, 2017, the Company reached an agreement in principle to settle the case and all parties executed a term sheet memorializing such agreement. The parties executed and filed with the Court the Stipulation and Agreement of Settlement on April 12, 2017 (the “Settlement Agreement”), which the Settlement Agreement included the material terms contained in the term sheet executed on March 13. Pursuant to the terms of the Settlement Agreement, which is subject to Court approval and requests for exclusion by members of the settlement class, the Company agreed to cause certain of its directors’ and officers’ liability insurance carriers to fund a settlement payment to the class of $73 million. In connection with the settlement, the Company agreed to reimburse one of its insurance carriers approximately $740,000 for certain disputed pre-litigation expenses, which reimbursement is expected to be made in the first half of 2017. The amounts agreed to on March 13, 2017, including the realized amount to be funded by the insurance carriers, were reflected in the Company’s Consolidated Financial Statements as of March 31, 2017.

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

9.	GUARANTEES
The Company provides financial guarantees as required by creditors, insurance programs, and various governmental agencies.
As of March 31, 2017, the following financial guarantees were outstanding:

Financial Commitments	Maximum Potential Payment	Carrying Amount of Associated Liability
Standby letters of credit (a)	$5,366	—
Guarantees (b)	2,254	43
Surety bonds (c)	683	—
Total financial commitments	$8,303	$43

(a)
Approximately $3.8 million of the standby letters of credit serve as credit support for infrastructure at the Company’s Wildlight development project. The remaining letters of credit support various insurance related agreements, primarily workers’ compensation. These letters of credit will expire at various dates during 2017 and will be renewed as required.

(b)
In conjunction with a timberland sale and note monetization in 2004, the Company issued a make-whole agreement pursuant to which it guaranteed $2.3 million of obligations of a special-purpose entity that was established to complete the monetization. At March 31, 2017, the Company has a de minimis liability to reflect the fair market value of its obligation to perform under the make-whole agreement.

(c)
Rayonier issues surety bonds primarily to secure timber harvesting obligations in the State of Washington and to provide collateral for the Company’s workers’ compensation self-insurance program in that state. Rayonier has also obtained performance bonds to secure the development activity at the Company’s Wildlight development project. These surety bonds expire at various dates during 2017 and 2018 and are expected to be renewed as required.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

10.	EARNINGS PER COMMON SHARE
The following table provides details of the calculations of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2017	2016
Net Income	$35,083	$15,058
Less: Net income attributable to noncontrolling interest	1,240	586
Net income attributable to Rayonier Inc.	$33,843	$14,472

Shares used for determining basic earnings per common share	123,587,901	122,556,239
Dilutive effect of:
Stock options	106,690	53,526
Performance and restricted shares	228,275	35,124
Shares used for determining diluted earnings per common share	123,922,866	122,644,889

Basic earnings per common share attributable to Rayonier Inc.:	$0.27	$0.12

Diluted earnings per common share attributable to Rayonier Inc.:	$0.27	$0.12

	Three Months Ended March 31,
	2017	2016
Anti-dilutive shares excluded from the computations of diluted earnings per share:
Stock options, performance and restricted shares	592,653	1,095,453
Total	592,653	1,095,453

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
Foreign Currency Exchange and Option Contracts
The functional currency of Rayonier’s wholly owned subsidiary, Rayonier New Zealand Limited, and the New Zealand JV is the New Zealand dollar. The New Zealand JV is exposed to foreign currency risk on export sales and ocean freight payments which are mainly denominated in U.S. dollars. The New Zealand JV typically hedges 35% to 90% of its estimated foreign currency exposure with respect to the following three months forecasted sales and purchases, 25% to 75% of forecasted sales and purchases for the forward three to 12 months and up to 50% of the forward 12 to 18 months. Foreign currency exposure from the New Zealand JV’s trading operations is typically hedged based on the following three months forecasted sales and purchases. As of March 31, 2017, foreign currency exchange contracts and foreign currency option contracts had maturity dates through February 2019 and August 2018, respectively.
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
In March 2017, the Company purchased foreign exchange forward contracts (notional amount of $11.3 million) to mitigate the risk of fluctuations in foreign exchange rates when making shareholder loan payments which are denominated in U.S. dollars. For additional information on the shareholder loan see Note 4 — Debt. The New Zealand JV typically hedges 75% to 100% of its estimated foreign currency exposure with respect to the following three months forecasted distributions, up to 75% of forecasted distributions for the forward three to six months and up to 50% of the forward six to 12 months. As of March 31, 2017, the change in fair value of the foreign exchange forward contracts of $0.1 million was recorded in “Interest income and miscellaneous (income) expense, net” as it did not qualify for hedge accounting treatment.
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
In April 2016, the Company entered into two 10-year interest rate swap agreements, each for a notional amount of $100 million. These swap agreements fix the variable portion of the interest rate on the Incremental Term Loan borrowings due 2026 to an average rate of 1.60%. Together with the bank margin of 1.90%, this results in a rate of 3.50% before estimated patronage payments. These derivative instruments have been designated as interest rate cash flow hedges and qualify for hedge accounting.
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
The following tables demonstrate the impact of the Company’s derivatives on the Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2017 and 2016.

		Three Months Ended March 31,
	Income Statement Location	2017	2016
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive income (loss)	($71)	$711
Foreign currency option contracts	Other comprehensive income (loss)	(41)	833
Interest rate swaps	Other comprehensive income (loss)	2,633	(14,886)

Derivatives designated as a net investment hedge:
Foreign currency exchange contract	Other comprehensive income (loss)	—	(4,606)

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Other operating income, net	—	895
	Interest income and miscellaneous income (expense), net	125	—
Foreign currency option contracts	Other operating income, net	—	258
Interest rate swaps	Interest income and miscellaneous income (expense), net	—	(1,219)
During the next 12 months, the amount of the March 31, 2017 AOCI balance, net of tax, expected to be reclassified into earnings as a result of the maturation of the Company’s derivative instruments is a gain of approximately $0.6 million.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table contains the notional amounts of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Notional Amount
	March 31, 2017	December 31, 2016
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	$61,200	$44,800
Foreign currency option contracts	81,000	91,000
Interest rate swaps	650,000	650,000

Derivative not designated as a hedging instrument:
Foreign currency exchange contracts	11,250	—

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table contains the fair values of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Location on Balance Sheet	Fair Value Assets / (Liabilities) (a)
		March 31, 2017	December 31, 2016
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other current assets	$730	$692
	Other assets	102	33
	Other current liabilities	(223)	(261)
	Other non-current liabilities	(7)	—
Foreign currency option contracts	Other current assets	718	1,064
	Other assets	167	327
	Other current liabilities	(335)	(574)
	Other non-current liabilities	(200)	(426)
Interest rate swaps	Other assets	18,106	17,204
	Other non-current liabilities	(4,248)	(5,979)

Derivative not designated as a hedging instrument:
Foreign currency exchange contracts	Other current assets	121	—

Total derivative contracts:
Other current assets		$1,569	$1,756
Other assets		18,375	17,564
Total derivative assets		$19,944	$19,320

Other current liabilities		(558)	(835)
Other non-current liabilities		(4,455)	(6,405)
Total derivative liabilities		($5,013)	($7,240)

(a)	See Note 12 — Fair Value Measurements for further information on the fair value of the Company’s derivatives including their classification within the fair value hierarchy.

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
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. (a)
The following table presents the carrying amount and estimated fair values of financial instruments held by the Company at March 31, 2017 and December 31, 2016, using market information and what the Company believes to be appropriate valuation methodologies under GAAP:

	March 31, 2017			December 31, 2016
Asset (Liability) (a)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$219,357	$219,357	—	$85,909	$85,909	—
Restricted cash (b)	111,276	111,276	—	71,708	71,708	—
Current maturities of long-term debt	(42,926)	—	(43,250)	(31,676)	—	(31,984)
Long-term debt (c)	(1,028,068)	—	(1,031,648)	(1,030,205)	—	(1,030,708)
Interest rate swaps (d)	13,858	—	13,858	11,225	—	11,225
Foreign currency exchange contracts (d)	723	—	723	464	—	464
Foreign currency option contracts (d)	350	—	350	391	—	391

(a)	The Company did not have Level 3 assets or liabilities at March 31, 2017.

(b)
Restricted cash represent the proceeds from like-kind exchange sales deposited with a third-party intermediary and cash held in escrow for a real estate sale. See Note 16 — Restricted Cash for additional information.

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
The Company has one qualified non-contributory defined benefit pension plan covering a portion of its employees and an unfunded plan that provides benefits in excess of amounts allowable under current tax law in the qualified plan. Both plans are closed to new participants. Effective December 31, 2016, the Company froze benefits for all employees participating in the pension plan. In lieu of the pension plan, the Company provides those employees with an enhanced 401(k) plan match. Employee benefit plan liabilities are calculated using actuarial estimates and management assumptions. These estimates are based on historical information, along with certain assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause the estimates to change.
The net pension and postretirement benefit costs that have been recorded are shown in the following table:

	Pension		Postretirement
	Three Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016
Components of Net Periodic Benefit Cost
Service cost	—	$327	$13	$2
Interest cost	815	869	2	12
Expected return on plan assets (a)	(945)	(1,008)	—	—
Amortization of losses (gains)	116	629	—	(12)
Net periodic benefit (gain) cost	($14)	$817	$15	$2

(a)	The weighted-average expected long-term rate of return on plan assets used in computing 2017 net periodic benefit cost for pension benefits is 7.2 percent.

14.	OTHER OPERATING INCOME, NET
Other operating income, net comprised the following:

	Three Months Ended March 31,
	2017	2016
Lease and license income, primarily from hunting	$4,110	$4,559
Other non-timber income	2,798	519
Foreign currency income (loss)	313	(295)
Gain (loss) on foreign currency exchange and option contracts	652	(522)
Gain on foreign currency derivatives (a)	—	1,153
Miscellaneous income, net	879	490
Total	$8,752	$5,904

(a)	The Company used foreign exchange derivatives to mitigate the risk of fluctuations in foreign exchange rates while awaiting the capital contribution to the New Zealand JV.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

15.	INVENTORY
As of March 31, 2017 and December 31, 2016, Rayonier’s inventory was solely comprised of finished goods, as follows:

	March 31, 2017	December 31, 2016
Finished goods inventory
Real estate inventory (a)	$19,332	$17,059
Log inventory	7,823	4,320
Total inventory	$27,155	$21,379

(a)	Represents cost of HBU real estate (including capitalized development investments) expected to be sold within 12 months. See Note 5 — Higher And Better Use Timberlands And Real Estate Development Investments for additional information.

16.	RESTRICTED CASH
In order to qualify for like-kind exchange (“LKE”) treatment, the proceeds from real estate sales must be deposited with a third-party intermediary. These proceeds are accounted for as restricted cash until a suitable replacement property is acquired. In the event LKE purchases are not completed, the proceeds are returned to the Company after 180 days and reclassified as available cash. As of March 31, 2017 and December 31, 2016, the Company had $111.3 million and $71.7 million, respectively, of proceeds from real estate sales classified as restricted cash which were deposited with an LKE intermediary as well as cash held in escrow for a real estate sale.

17.	ASSETS HELD FOR SALE
As of March 31, 2017, assets held for sale were composed of properties expected to be sold within the next 12 months and meet the other relevant held-for-sale criteria in accordance with ASC 360-10-45-9. As the basis in these properties of $9.0 million was less than the fair value, including costs to sell, no impairment was recognized.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

18.	ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
The following table summarizes the changes in AOCI by component for the three months ended March 31, 2017 and the year ended December 31, 2016. All amounts are presented net of tax and exclude portions attributable to noncontrolling interest.

	Foreign currency translation gains/ (losses)	Net investment hedges of New Zealand JV	Cash flow hedges		Employee benefit plans		Total
Balance as of December 31, 2015	($2,450)	$6,271	($11,592)		($25,732)		($33,503)
Other comprehensive income/(loss) before reclassifications	7,387	—	22,024		3,020	(b)	32,431
Amounts reclassified from accumulated other comprehensive loss	—	(4,606)	583		2,513	(c)	(1,510)
Net other comprehensive income/(loss)	7,387	(4,606)	22,607		5,533		30,921
Recapitalization of New Zealand JV	3,622	—	(184)		—		3,438
Balance as of December 31, 2016	$8,559	$1,665	$10,831		($20,199)		$856
Other comprehensive income before reclassifications	2,002	—	2,975	(a)	—		4,977
Amounts reclassified from accumulated other comprehensive income	—	—	(404)		116	(c)	(288)
Net other comprehensive income	2,002	—	2,571		116		4,689
Balance as of March 31, 2017	$10,561	$1,665	$13,402		($20,083)		$5,545

(a)	Includes $2.6 million of other comprehensive gain related to interest rate swaps. See Note 11 — Derivative Financial Instruments and Hedging Activities for additional information.

(b)
This accumulated other comprehensive income component is comprised of $2.4 million from the annual computation of pension liabilities and a $5.4 million curtailment gain. See Note 15 — Employee Benefit Plans of the 2016 Form 10-K for additional information.

(c)	This component of other comprehensive income is included in the computation of net periodic pension cost. See Note 13 — Employee Benefit Plans for additional information.

The following table presents details of the amounts reclassified in their entirety from AOCI to net income for the three months ended March 31, 2017 and March 31, 2016:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the income statement
	March 31, 2017	March 31, 2016
Realized (gain) loss on foreign currency exchange contracts	($446)	$334	Other operating income, net
Realized (gain) loss on foreign currency option contracts	(282)	554	Other operating income, net
Noncontrolling interest	168	(314)	Comprehensive income (loss) attributable to noncontrolling interest
Income tax (expense) benefit on loss from foreign currency contracts	156	(161)	Income tax (expense) benefit
Net (gain) loss from accumulated other comprehensive income	($404)	$413

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

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	For the Three Months Ended March 31, 2017
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$186,512	—	$186,512
Costs and Expenses
Cost of sales	—	—	136,413	—	136,413
Selling and general expenses	—	3,536	6,054	—	9,590
Other operating expense (income), net	—	111	(8,863)	—	(8,752)
	—	3,647	133,604	—	137,251
OPERATING (LOSS) INCOME	—	(3,647)	52,908	—	49,261
Interest expense	(3,139)	(4,858)	(418)	—	(8,415)
Interest and miscellaneous income (expense), net	2,202	689	(2,373)	—	518
Equity in income from subsidiaries	34,780	42,744	—	(77,524)	—
INCOME BEFORE INCOME TAXES	33,843	34,928	50,117	(77,524)	41,364
Income tax expense	—	(148)	(6,133)	—	(6,281)
NET INCOME	33,843	34,780	43,984	(77,524)	35,083
Less: Net income attributable to noncontrolling interest	—	—	1,240	—	1,240
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	33,843	34,780	42,744	(77,524)	33,843
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment, net of income tax	2,002	—	2,432	(2,002)	2,432
Cash flow hedges, net of income tax	2,572	2,633	(80)	(2,572)	2,553
Amortization of pension and postretirement plans, net of income tax	116	116	—	(116)	116
Total other comprehensive income	4,690	2,749	2,352	(4,690)	5,101
COMPREHENSIVE INCOME	38,533	37,529	46,336	(82,214)	40,184
Less: Comprehensive income attributable to noncontrolling interest	—	—	1,651	—	1,651
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$38,533	$37,529	$44,685	($82,214)	$38,533

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
	For the Three Months Ended March 31, 2016
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$134,843	—	$134,843
Costs and Expenses
Cost of sales	—	—	107,971	—	107,971
Selling and general expenses	—	2,938	6,841	—	9,779
Other operating (income) expense, net	—	(1,155)	(4,749)	—	(5,904)
	—	1,783	110,063	—	111,846
OPERATING (LOSS) INCOME	—	(1,783)	24,780	—	22,997
Interest expense	(3,139)	(2,144)	(1,815)	—	(7,098)
Interest and miscellaneous income (expense), net	2,038	681	(4,341)	—	(1,622)
Equity in income from subsidiaries	15,573	18,997	—	(34,570)	—
INCOME BEFORE INCOME TAXES	14,472	15,751	18,624	(34,570)	14,277
Income tax (expense) benefit	—	(178)	959	—	781
NET INCOME	14,472	15,573	19,583	(34,570)	15,058
Less: Net income attributable to noncontrolling interest	—	—	586	—	586
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	14,472	15,573	18,997	(34,570)	14,472
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of income tax	7,288	(4,606)	7,410	(7,288)	2,804
Cash flow hedges, net of income tax	(13,923)	(14,886)	1,112	13,923	(13,774)
Amortization of pension and postretirement plans, net of income tax	617	617	—	(617)	617
Total other comprehensive (loss) income	(6,018)	(18,875)	8,522	6,018	(10,353)
COMPREHENSIVE INCOME (LOSS)	8,454	(3,302)	28,105	(28,552)	4,705
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(3,749)	—	(3,749)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO RAYONIER INC.	$8,454	($3,302)	$31,854	($28,552)	$8,454

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS
	As of March 31, 2017
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$157,916	$18,524	$42,917	—	$219,357
Accounts receivable, less allowance for doubtful accounts	—	946	32,488	—	33,434
Insurance settlement receivable	73,000	—	—	—	73,000
Inventory	—	—	27,155	—	27,155
Prepaid expenses	—	1,839	12,884	—	14,723
Assets held for sale	—	—	9,006	—	9,006
Other current assets	—	20	8,227	—	8,247
Total current assets	230,916	21,329	132,677	—	384,922
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	2,280,814	—	2,280,814
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS	—	—	73,713	—	73,713
NET PROPERTY, PLANT AND EQUIPMENT	—	141	16,708	—	16,849
RESTRICTED CASH	—	—	111,276	—	111,276
INVESTMENT IN SUBSIDIARIES	1,434,995	2,715,947	—	(4,150,942)	—
INTERCOMPANY RECEIVABLE	29,866	(615,867)	586,001	—	—
OTHER ASSETS	2	10,780	40,554	—	51,336
TOTAL ASSETS	$1,695,779	$2,132,330	$3,241,743	($4,150,942)	$2,918,910
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	—	$4,990	$25,966	—	$30,956
Insurance settlement payable	73,740	—	—	—	73,740
Current maturities of long-term debt	31,601	—	11,325	—	42,926
Accrued taxes	—	28	3,320	—	3,348
Accrued payroll and benefits	—	1,423	1,656	—	3,079
Accrued interest	6,094	1,973	254	—	8,321
Other current liabilities	—	473	20,099	—	20,572
Total current liabilities	111,435	8,887	62,620	—	182,942
LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS	291,557	663,425	73,086	—	1,028,068
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	32,402	(684)	—	31,718
OTHER NON-CURRENT LIABILITIES	—	11,584	17,304	—	28,888
INTERCOMPANY PAYABLE	(267,713)	(18,963)	286,676	—	—
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,560,500	1,434,995	2,715,947	(4,150,942)	1,560,500
Noncontrolling interest	—	—	86,794	—	86,794
TOTAL SHAREHOLDERS’ EQUITY	1,560,500	1,434,995	2,802,741	(4,150,942)	1,647,294
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,695,779	$2,132,330	$3,241,743	($4,150,942)	$2,918,910

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS
	As of December 31, 2016
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,453	$9,461	$54,995	—	$85,909
Accounts receivable, less allowance for doubtful accounts	—	2,991	17,673	—	20,664
Inventory	—	—	21,379	—	21,379
Prepaid expenses	—	427	11,380	—	11,807
Assets held for sale	—	—	23,171	—	23,171
Other current assets	—	236	1,638	—	1,874
Total current assets	21,453	13,115	130,236	—	164,804
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	2,291,015	—	2,291,015
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS	—	—	70,374	—	70,374
NET PROPERTY, PLANT AND EQUIPMENT	—	177	13,857	—	14,034
RETRICTED CASH	—	—	71,708	—	71,708
INVESTMENT IN SUBSIDIARIES	1,422,081	2,671,428	—	(4,093,509)	—
INTERCOMPANY RECEIVABLE	26,472	(611,571)	585,099	—	—
OTHER ASSETS	2	46,846	26,977	—	73,825
TOTAL ASSETS	$1,470,008	$2,119,995	$3,189,266	($4,093,509)	$2,685,760
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	—	$1,194	$21,143	—	$22,337
Current maturities of long-term debt	31,676	—	—	—	31,676
Accrued taxes	—	(111)	2,768	—	2,657
Accrued payroll and benefits	—	5,013	4,264	—	9,277
Accrued interest	3,047	2,040	253	—	5,340
Other current liabilities	—	165	20,514	—	20,679
Total current liabilities	34,723	8,301	48,942	—	91,966
LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS	291,390	663,343	75,472	—	1,030,205
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	32,541	(685)	—	31,856
OTHER NON-CURRENT LIABILITIES	—	12,690	22,291	—	34,981
INTERCOMPANY PAYABLE	(267,715)	(18,961)	286,676	—	—
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,411,610	1,422,081	2,671,428	(4,093,509)	1,411,610
Noncontrolling interest	—	—	85,142	—	85,142
TOTAL SHAREHOLDERS’ EQUITY	1,411,610	1,422,081	2,756,570	(4,093,509)	1,496,752
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,470,008	$2,119,995	$3,189,266	($4,093,509)	$2,685,760

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
	For the Three Months Ended March 31, 2017
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	($1,192)	$36,931	($1,796)	—	$33,943
INVESTING ACTIVITIES
Capital expenditures	—	—	(14,362)	—	(14,362)
Real estate development investments	—	—	(2,185)	—	(2,185)
Purchase of timberlands	—	—	(11,293)	—	(11,293)
Net proceeds from large disposition	—	—	42,034	—	42,034
Rayonier office building under construction	—	—	(2,604)	—	(2,604)
Change in restricted cash	—	—	(39,568)	—	(39,568)
Investment in subsidiaries	—	2,636	—	(2,636)	—
Other	—	—	(5,617)	—	(5,617)
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	—	2,636	(33,595)	(2,636)	(33,595)
FINANCING ACTIVITIES
Issuance of debt	—	15,000	14,719	—	29,719
Repayment of debt	—	(15,000)	(5,530)	—	(20,530)
Dividends paid	(30,618)	—	—	—	(30,618)
Proceeds from the issuance of common shares	2,251	—	—	—	2,251
Issuance of shares under equity offering	152,345	—	—	—	152,345
Intercompany distributions	13,677	(30,504)	14,191	2,636	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	137,655	(30,504)	23,380	2,636	133,167
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(67)	—	(67)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	136,463	9,063	(12,078)	—	133,448
Balance, beginning of year	21,453	9,461	54,995	—	85,909
Balance, end of period	$157,916	$18,524	$42,917	—	$219,357

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
	For the Three Months Ended March 31, 2016
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$2,332	($3,624)	$32,327	—	$31,035
INVESTING ACTIVITIES
Capital expenditures	—	—	(13,298)	—	(13,298)
Real estate development investments	—	—	(1,685)	—	(1,685)
Purchase of timberlands	—	—	(14,323)	—	(14,323)
Rayonier office building under construction	—	—	(186)	—	(186)
Change in restricted cash	—	—	10,613	—	10,613
Investment in subsidiaries	—	1,136	—	(1,136)	—
Other	—	—	(1,404)	—	(1,404)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	1,136	(20,283)	(1,136)	(20,283)
FINANCING ACTIVITIES
Issuance of debt	—	213,000	72,552	—	285,552
Repayment of debt	—	(25,000)	(215,752)	—	(240,752)
Dividends paid	(30,675)	—	—	—	(30,675)
Proceeds from the issuance of common shares	18	—	—	—	18
Repurchase of common shares	(690)	—	—	—	(690)
Intercompany distributions	35,332	(170,861)	134,393	1,136	—
Other	(16)	—	—	—	(16)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	3,969	17,139	(8,807)	1,136	13,437
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	238	—	238
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	6,301	14,651	3,475	—	24,427
Balance, beginning of year	2,472	13,217	36,088	—	51,777
Balance, end of period	$8,773	$27,868	$39,563	—	$76,204

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
When we refer to “we,” “us,” “our,” “the Company,” or “Rayonier,” we mean Rayonier Inc. and its consolidated subsidiaries. References herein to “Notes to Financial Statements” refer to the Notes to Consolidated Financial Statements of Rayonier Inc. included in Item 1 of this report.
This MD&A is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors which may affect future results. Our MD&A should be read in conjunction with our Consolidated Financial Statements included in Item 1 of this report, our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”) and information contained in our subsequent reports filed with the Securities and Exchange Commission (the “SEC”).
Forward-Looking Statements
Certain statements in this document regarding anticipated financial outcomes, including Rayonier’s earnings guidance, if any, business and market conditions, outlook, expected dividend rate, Rayonier’s business strategies, including expected harvest schedules, timberland acquisitions, sales of non-strategic timberlands, the anticipated benefits of Rayonier’s business strategies, and other similar statements relating to Rayonier’s future events, developments, or financial or operational performance or results, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate,” “believe,” “intend,” “project,” “anticipate” and other similar language. However, the absence of these or similar words or expressions does not mean that a statement is not forward-looking. While management believes that these forward-looking statements are reasonable when made, forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. The risk factors contained in Item 1A — Risk Factors in the 2016 Form 10-K and similar discussions included in other reports that we subsequently file with the SEC, among others, could cause actual results or events to differ materially from the Company’s historical experience and those expressed in forward-looking statements made in this document.
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

Our Company
We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive softwood timber growing regions in the United States and New Zealand. Our revenues, operating income and cash flows are primarily derived from the following core business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate and Trading. As of March 31, 2017, we owned or leased under long-term agreements approximately 2.6 million acres of timberlands located in the U.S. South (1.82 million acres) and U.S. Pacific Northwest (378,000 acres). We also have a 77% ownership interest in Matariki Forestry Group, a joint venture (“New Zealand JV”), that owns or leases approximately 434,000 acres (298,000 net plantable acres) of timberlands in New Zealand.
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
The Company is also subject to the risk of price fluctuations in its major cost components. The primary components of the Company's cost of sales are the cost basis of timber sold (depletion), the cost basis of real estate sold and logging and transportation costs (cut and haul). Depletion includes the amortization of capitalized costs (site preparation, planting and fertilization, real estate taxes, timberland lease payments and certain payroll costs). Other costs include amortization of capitalized costs related to road and bridge construction and software, depreciation of fixed assets and equipment, road maintenance, severance and excise taxes, fire prevention and real estate commissions and closing costs.
For additional information on market conditions impacting our business, see Results of Operations.

Critical Accounting Policies and Use of Estimates
The preparation of financial statements requires us to make estimates, assumptions and judgments that affect our assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information we believe are reasonable. Actual results may differ from these estimates. For a full description of our critical accounting policies, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2016 Form 10-K.

Discussion of Timber Inventory and Sustainable Yield
See Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield in the 2016 Form 10-K.

Our Timberlands
Our timber operations are disaggregated into three geographically distinct segments: Southern Timber, Pacific Northwest Timber and New Zealand Timber. The following table provides a breakdown of our timberland holdings as of March 31, 2017 and December 31, 2016:

(acres in 000s)	As of March 31, 2017			As of December 31, 2016
	Owned	Leased	Total	Owned	Leased	Total
Southern
Alabama	255	24	279	284	24	308
Arkansas	—	14	14	—	14	14
Florida	282	92	374	281	92	373
Georgia	554	105	659	554	107	661
Louisiana	145	1	146	145	1	146
Mississippi	67	—	67	67	—	67
Oklahoma	92	—	92	92	—	92
Tennessee	1	—	1	1	—	1
Texas	185	—	185	187	—	187
	1,581	236	1,817	1,611	238	1,849

Pacific Northwest
Oregon	61	—	61	61	—	61
Washington	316	1	317	316	1	317
	377	1	378	377	1	378

New Zealand (a)	179	255	434	179	254	433
Total	2,137	492	2,629	2,167	493	2,660

(a)
Represents legal acres owned and leased by the New Zealand JV, in which Rayonier owns a 77% interest. As of March 31, 2017, legal acres in New Zealand were comprised of 298,000 plantable acres and 136,000 non-productive acres.

The following tables detail activity for owned and leased acres in our timberland holdings by state from December 31, 2016 to March 31, 2017:

(acres in 000s)	Acres Owned
	December 31, 2016	Acquisitions	Sales	March 31, 2017
Southern
Alabama	284	—	(29)	255
Florida	281	1	—	282
Georgia	554	—	—	554
Louisiana	145	—	—	145
Mississippi	67	—	—	67
Oklahoma	92	—	—	92
Tennessee	1	—	—	1
Texas	187	—	(2)	185
	1,611	1	(31)	1,581

Pacific Northwest
Oregon	61	—	—	61
Washington	316	—	—	316
	377	—	—	377

New Zealand (a)	179	—	—	179
Total	2,167	1	(31)	2,137

(a)	Represents legal acres owned by the New Zealand JV, in which Rayonier has a 77% interest.

(acres in 000s)	Acres Leased
	December 31, 2016	New Leases	Expired Leases (a)	March 31, 2017
Southern
Alabama	24	—	—	24
Arkansas	14	—	—	14
Florida	92	—	—	92
Georgia	107	—	(2)	105
Louisiana	1	—	—	1
	238	—	(2)	236

Pacific Northwest
Washington	1	—	—	1

New Zealand (b)	254	1	—	255
Total	493	1	(2)	492

(a)	Includes acres previously under lease that have been harvested or sold.

(b)	Represents legal acres leased by the New Zealand JV, in which Rayonier has a 77% interest.

Results of Operations
Consolidated Results
The following table provides key financial information by segment and on a consolidated basis:

	Three Months Ended March 31,
Financial Information (in millions)	2017	2016
Sales
Southern Timber	$32.7	$44.7
Pacific Northwest Timber	24.8	19.3
New Zealand Timber	40.7	36.0
Real Estate
Improved Development	—	1.7
Unimproved Development	—	0.9
Rural	6.7	3.7
Non-Strategic / Timberlands	5.6	7.1
Large Dispositions	42.0	—
Total Real Estate	54.3	13.4
Trading	34.0	21.4
Total Sales	$186.5	$134.8

Operating Income (Loss)
Southern Timber	$13.9	$15.8
Pacific Northwest Timber	(0.9)	1.4
New Zealand Timber	10.3	4.7
Real Estate (a)	29.7	4.2
Trading	1.1	0.4
Corporate and other	(4.8)	(3.5)
Operating Income	49.3	23.0
Interest Expense, Interest Income and Other	(7.9)	(8.7)
Income Tax (Expense) Benefit	(6.3)	0.8
Net Income	35.1	15.1
Less: Net income attributable to noncontrolling interest	1.3	0.6
Net Income Attributable to Rayonier Inc.	$33.8	$14.5

Adjusted EBITDA (b)
Southern Timber	$26.4	$32.4
Pacific Northwest Timber	9.3	6.0
New Zealand Timber	15.7	11.4
Real Estate	8.6	9.7
Trading	1.1	0.4
Corporate and Other	(4.0)	(4.3)
Total Adjusted EBITDA	$57.1	$55.6

(a)	The three months ended March 31, 2017 include $28.2 million from a Large Disposition.

(b)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended March 31,
Southern Timber Overview	2017	2016
Sales Volume (in thousands of tons)
Pine Pulpwood	823	1,181
Pine Sawtimber	505	528
Total Pine Volume	1,328	1,709
Hardwood	51	50
Total Volume	1,379	1,759

Percentage Delivered Sales	20%	24%
Percentage Stumpage Sales	80%	76%

Net Stumpage Pricing (dollars per ton)
Pine Pulpwood	$17.29	$18.90
Pine Sawtimber	26.42	26.90
Weighted Average Pine	$20.76	$21.38
Hardwood	10.95	12.47
Weighted Average Total	$20.40	$21.11

Summary Financial Data (in millions of dollars)
Sales	$32.7	$44.7
Less: Cut and Haul	(4.6)	(7.6)
Net Stumpage Sales	$28.1	$37.1

Operating Income	$13.9	$15.8
(+) Depreciation, depletion and amortization	12.5	16.6
Adjusted EBITDA (a)	$26.4	$32.4

Other Data
Non-Timber Income (in millions of dollars) (b)	$5.7	$4.2
Period-End Acres (in thousands)	1,817	1,874

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

(b)	Non-Timber Income is presented net of direct charges and excludes allocated overhead.

	Three Months Ended March 31,
Pacific Northwest Timber Overview	2017	2016
Sales Volume (in thousands of tons)
Pulpwood	89	90
Sawtimber	310	241
Total Volume	399	331

Sales Volume (converted to MBF)
Pulpwood	8,264	8,600
Sawtimber	39,458	30,378
Total Volume	47,722	38,978

Percentage Delivered Sales	80%	87%
Percentage Sawtimber Sales	78%	73%

Delivered Log Pricing (in dollars per ton)
Pulpwood	$38.71	$44.84
Sawtimber	74.88	67.95
Weighted Average Log Price	$66.06	$61.22

Summary Financial Data (in millions of dollars)
Sales	$24.8	$19.3
Less: Cut and Haul	(10.3)	(8.7)
Net Stumpage Sales	$14.5	$10.6

Operating (Loss) Income	($0.9)	$1.4
(+) Depreciation, depletion and amortization	10.2	4.6
Adjusted EBITDA (a)	$9.3	$6.0

Other Data
Non-Timber Income (in millions of dollars) (b)	$1.1	$0.8
Period-End Acres (in thousands)	378	373
Sawtimber (in dollars per MBF)	$609	$548
Estimated Percentage of Export Volume	25%	26%

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

(b)	Non-Timber Income is presented net of direct charges and excludes allocated overhead.

	Three Months Ended March 31,
New Zealand Timber Overview	2017	2016
Sales Volume (in thousands of tons)
Domestic Sawtimber (Delivered)	196	186
Domestic Pulpwood (Delivered)	101	94
Export Sawtimber (Delivered)	180	186
Export Pulpwood (Delivered)	23	19
Total Volume	500	485

Delivered Log Pricing (in dollars per ton)
Domestic Sawtimber	$78.45	$66.64
Domestic Pulpwood	$34.70	$29.49
Export Sawtimber	$108.73	$94.34

Summary Financial Data (in millions of dollars)
Sales	$40.7	$34.2
Less: Cut and Haul	(16.0)	(14.6)
Less: Port and Freight Costs	(6.0)	(5.3)
Net Stumpage Sales	$18.7	$14.3

Land Sales	—	1.8
Total Sales	$40.7	$36.0

Operating Income	$10.3	$4.7
(+) Depreciation, depletion and amortization	5.4	4.9
(+) Non-cash cost of land sold	—	1.8
Adjusted EBITDA (a)	$15.7	$11.4

Other Data
Non-timber Income / Carbon credits ($ in MMs)	$0.1	$0.1
New Zealand Dollar to U.S. Dollar Exchange Rate (b)	0.7148	0.6646
Net Plantable Period-End Acres (in thousands)	298	299
Export Sawtimber (in dollars per JAS m3)	$126.38	$109.65
Domestic Sawtimber (in $NZD per tonne)	$120.74	$110.31

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

(b)	Represents the average period rate.

	Three Months Ended March 31,
Real Estate Overview	2017	2016
Sales (in millions of dollars)
Improved Development (a)	—	$1.7
Unimproved Development	—	0.9
Rural	6.7	3.7
Non-Strategic / Timberlands	5.6	7.1
Large Dispositions (b)	42.0	—
Total Sales	$54.3	$13.4

Acres Sold
Improved Development (a)	—	47
Unimproved Development	—	48
Rural	2,284	1,444
Non-Strategic / Timberlands	3,923	6,130
Large Dispositions (b)	24,954	—
Total Acres Sold	31,161	7,669

Price per Acre (dollars per acre)
Improved Development (a)	—	$37,353
Unimproved Development	—	18,000
Rural	2,950	2,548
Non-Strategic / Timberlands	1,427	1,155
Large Dispositions (b)	1,681	—
Weighted Average (Total) (c)	$1,988	$1,743
Weighted Average (Adjusted) (d)	$1,988	$1,525

Sales (Excluding Large Dispositions)	$12.3	$13.4

Operating Income	$29.7	$4.2
(+) Depreciation, depletion and amortization	2.6	3.2
(+) Non-cash cost of land and improved development	4.5	2.3
(–) Large Dispositions (b)	(28.2)	—
Adjusted EBITDA (e)	$8.6	$9.7

(a)	Reflects land with capital invested in infrastructure improvements.

(b)
Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have any identified HBU premium relative to timberland value. In January 2017, the Company completed a disposition of approximately 25,000 acres located in Alabama for a sale price and gain of approximately $42.0 million and $28.2 million, respectively.

(c)	Excludes Large Dispositions.

(d)	Excludes Improved Development and Large Dispositions.

(e)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators below.

	Three Months Ended March 31,
Capital Expenditures By Segment (in millions of dollars)	2017	2016
Timber Capital Expenditures
Southern Timber
Reforestation, silviculture and other capital expenditures	$3.2	$3.1
Property taxes	2.6	1.9
Lease payments	1.8	2.0
Allocated overhead	1.0	1.0
Subtotal Southern Timber	$8.6	$8.0
Pacific Northwest Timber
Reforestation, silviculture and other capital expenditures	1.9	2.3
Property taxes	0.2	0.1
Allocated overhead	0.5	0.4
Subtotal Pacific Northwest Timber	$2.6	$2.8
New Zealand Timber
Reforestation, silviculture and other capital expenditures	1.4	1.3
Property taxes	0.2	0.1
Lease payments	0.6	0.4
Allocated overhead	0.7	0.6
Subtotal New Zealand Timber	$2.9	$2.4
Total Timber Segments Capital Expenditures	$14.1	$13.2
Real Estate	0.1	0.1
Corporate	0.2	—
Total Capital Expenditures	$14.4	$13.3

Timberland Acquisitions
Southern Timber	$0.5	$14.3
Pacific Northwest Timber	1.5	—
New Zealand Timber	9.3	—
Subtotal Timberland Acquisitions	$11.3	$14.3

Real Estate Development Investments	$2.2	$1.7
Rayonier Office Building	$2.6	$0.2

The following tables summarize sales, operating income and Adjusted EBITDA variances for March 31, 2017 versus March 31, 2016 (millions of dollars):

Sales	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Total
Three Months Ended March 31, 2016	$44.7	$19.3	$36.0	$13.4	$21.4	$134.8
Volume/Mix	(10.8)	3.3	0.7	(2.6)	8.9	(0.5)
Price	(1.2)	2.2	4.5	1.5	3.7	10.7
Foreign exchange (a)	—	—	1.3	—	—	1.3
Other (b)	—	—	(1.8)	42.0	—	40.2
Three Months Ended March 31, 2017	$32.7	$24.8	$40.7	$54.3	$34.0	$186.5

(a)    Net of currency hedging impact.
(b)    Real Estate includes $42.0 million of sales from Large Dispositions.

Operating Income	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
Three Months Ended March 31, 2016	$15.8	$1.4	$4.7	$4.2	$0.4	($3.5)	$23.0
Volume/Mix	(4.4)	0.8	0.2	(1.4)	—	—	(4.8)
Price	(1.0)	1.7	4.2	1.5	—	—	6.4
Cost	1.4	(0.5)	(0.3)	(0.1)	0.7	(1.3)	(0.1)
Non-timber income	1.5	0.3	(2.0)	—	—	—	(0.2)
Foreign exchange (a)	—	—	1.0	—	—	—	1.0
Depreciation, depletion & amortization	0.6	(4.6)	0.1	(0.1)	—	—	(4.0)
Non-cash cost of land and improved development	—	—	2.0	(2.6)	—	—	(0.6)
Other (b)	—	—	0.4	28.2	—	—	28.6
Three Months Ended March 31, 2017	$13.9	($0.9)	$10.3	$29.7	$1.1	($4.8)	$49.3

(a)    Net of currency hedging impact.
(b)    Real Estate includes $28.2 million of operating income from Large Dispositions.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
Three Months Ended March 31, 2016	$32.4	$6.0	$11.4	$9.7	$0.4	($4.3)	$55.6
Volume/Mix	(7.9)	1.8	0.2	(2.5)	—	—	(8.4)
Price	(1.0)	1.7	4.2	1.5	—	—	6.4
Cost	1.4	(0.5)	(0.3)	(0.1)	0.7	0.3	1.5
Non-timber income	1.5	0.3	(2.0)	—	—	—	(0.2)
Foreign exchange (b)	—	—	1.7	—	—	—	1.7
Other (c)	—	—	0.5	—	—	—	0.5
Three Months Ended March 31, 2017	$26.4	$9.3	$15.7	$8.6	$1.1	($4.0)	$57.1

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators below.

(b)	Net of currency hedging impact.

(c)	New Zealand Timber includes $0.4 million from a settlement received in Q1 2017.

Southern Timber
First quarter sales of $32.7 million decreased $12.0 million, or 27%, versus the prior year period. Harvest volumes decreased 22% to 1.38 million tons versus 1.76 million tons in the prior year period. The decrease in harvest volumes is largely attributable to an extraordinarily strong first quarter last year in which stumpage customers harvested volume early in the year; however, weaker demand due to mill outages also contributed to lower volumes. Average pine sawtimber stumpage prices decreased 2% to $26.42 per ton versus $26.90 per ton in the prior year period, while average pine pulpwood stumpage prices decreased 9% to $17.29 per ton versus $18.90 per ton in the prior year period. The modest decrease in average sawtimber prices was driven by oversupply in the Gulf states, which was largely offset by increased export volume and pricing in the coastal Atlantic region. The decrease in average pulpwood prices was driven primarily by increased supply across all regions due to dry weather conditions and reduced demand in certain regions due to mill outages. Overall, weighted-average stumpage prices (including hardwood) decreased 3% to $20.40 per ton versus $21.11 per ton in the prior year period. Operating income of $13.9 million decreased $1.9 million versus the prior year period due to lower volumes ($4.4 million) and lower weighted-average stumpage prices ($1.0 million), which were partially offset by lower overhead and other costs ($1.4 million), higher non-timber income ($1.5 million) and lower depletion rates ($0.6 million). First quarter Adjusted EBITDA of $26.4 million was $6.0 million below the prior year period.
Pacific Northwest Timber
First quarter sales of $24.8 million increased $5.5 million, or 28%, versus the prior year period. Harvest volumes increased 21% to 399,000 tons versus 331,000 tons in the prior year period due to additional volume from our Menasha acquisition. Average delivered sawtimber prices increased 10% to $74.88 per ton versus $67.95 per ton in the prior year period, while average delivered pulpwood prices decreased 14% to $38.71 per ton versus $44.84 per ton in the prior year period. The increase in average sawtimber prices was due to stronger export and domestic sawtimber markets as well as an increased mix of higher-value Douglas-fir. The decrease in average pulpwood prices was due to an increase in wood chip residuals from lumber mills, which in turn reduced the demand for pulpwood logs. Operating loss of $0.9 million versus operating income of $1.4 million in the prior year period was primarily due to higher depletion rates resulting from our Menasha acquisition ($4.6 million) and higher overhead and road maintenance costs ($0.5 million), which were partially offset by higher prices ($1.7 million), higher volumes ($0.8 million) and higher non-timber income ($0.3 million). First quarter Adjusted EBITDA of $9.3 million was $3.3 million above the prior year period.
New Zealand Timber
First quarter sales of $40.7 million increased $4.7 million, or 13%, versus the prior year period (which included a land sale of $1.8 million). Harvest volumes increased 3% to 500,000 tons versus 485,000 tons in the prior year period. Average delivered prices for export sawtimber increased 15% to $108.73 per ton versus $94.34 per ton in the prior year period, while average delivered prices for domestic sawtimber increased 18% to $78.45 per ton versus $66.64 per ton in the prior year period. The increase in export sawtimber prices was primarily due to stronger demand from China. The increase in domestic sawtimber prices (in U.S. dollar terms) was driven by strong demand for construction materials and the rise in the NZ$/US$ exchange rate (US$0.71 per NZ$1.00 versus US$0.66 per NZ$1.00). Excluding the impact of foreign exchange rates, domestic sawtimber prices increased 9% from the prior year period. Operating income of $10.3 million increased $5.6 million versus the prior year period due to higher prices ($4.2 million), favorable foreign exchange impacts ($1.0 million), higher other income ($0.4 million), higher volumes ($0.2 million) and lower depletion rates ($0.1 million), which were partially offset by higher overhead costs ($0.3 million). First quarter Adjusted EBITDA of $15.7 million was $4.3 million above the prior year period.
Real Estate
First quarter sales of $54.3 million increased $40.9 million versus the prior year period, while operating income of $29.7 million increased $25.5 million versus the prior year period. The first quarter sales and operating income included $42.0 million and $28.2 million, respectively, from Large Dispositions. Sales and operating income increased in the first quarter due to higher volumes (31,161 acres sold versus 7,669 acres sold in the prior year period). First quarter Adjusted EBITDA of $8.6 million was $1.1 million below the prior year period.
Rural sales of $6.7 million were comprised of 2,284 acres at an average price of $2,950 per acre, including 1,844 acres in Texas for an average price of $2,967 per acre. Non-strategic / Timberland sales of $5.6 million were comprised of 3,923 acres in Alabama at an average price of $1,427 per acre. Large Dispositions of $42.0 million were comprised of the previously announced disposition of 24,954 acres in Alabama at an average price of $1,681 per acre.

Trading
First quarter sales of $34.0 million increased $12.6 million versus the prior year period due to higher volumes and prices. Sales volumes increased 41% to 322,000 tons versus 228,000 tons in the prior year period due to increased volume from existing suppliers and stumpage blocks purchased from third-parties, coupled with improving export market demand. Average prices increased 12% to $105.43 per ton versus $94.09 per ton in the prior year period primarily due to stronger demand from China. Operating income of $1.1 million increased $0.7 million versus the prior year period.
Other Items
Corporate and Other Expense/Eliminations
First quarter corporate and other operating expenses of $4.8 million increased $1.3 million versus the prior year period due to higher costs related to shareholder litigation ($0.3 million) and the prior year first quarter gain on foreign currency derivatives ($1.2 million), which were partially offset by lower selling, general and administrative expenses ($0.2 million) due to cost reduction initiatives and changes made to our pension plan in the fourth quarter of 2016. Costs related to shareholder litigation include expenses incurred as a result of the securities litigation and the shareholder derivative demands. See Note 8 — Contingencies. In addition, these costs include the costs associated with the Company’s response to a subpoena it received from the SEC in November 2014. In July 2016, the Division of Enforcement of the SEC notified the Company that it had concluded its investigation into the Company.
Interest Expense
First quarter interest expense of $8.4 million increased $1.3 million versus the prior year period due to higher outstanding debt, partially offset by lower average rates.
Income Tax (Expense) Benefit
First quarter income tax expense of $6.3 million increased $7.1 million versus the prior year period. The income tax expense is principally related to the New Zealand JV.
Outlook
We are on track to achieve our full-year Adjusted EBITDA guidance. We recently closed on previously-announced acquisitions totaling approximately 95,100 acres in coastal Florida, Georgia and South Carolina. The acquisitions represent an upgrade of our U.S. South portfolio, as they are comprised of well-stocked, highly productive properties in some of the strongest markets in the U.S. South. We believe these acquisitions further position us to benefit from the ongoing U.S. housing recovery as well as the potential increase in U.S. lumber production that is expected to result from the recently announced duties on Canadian lumber imports. In the Pacific Northwest Timber segment, we expect a modest improvement in sawtimber prices as domestic mills increase production and as exporters compete for log supply in the region. In our New Zealand Timber segment, we expect strong performance driven by sustained levels of demand in both domestic and export markets. In our Real Estate segment, we continue to see solid demand for our Rural properties and remain optimistic about the long-term prospects for our Wildlight development project, which we expect will generate its first sales in 2017.

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
Summary of Liquidity and Financing Commitments

	March 31,	December 31,
(millions of dollars)	2017	2016
Cash and cash equivalents	$219.4	$85.9
Total debt (a)	1,074.4	1,065.5
Shareholders’ equity	1,647.3	1,496.9
Total capitalization (total debt plus equity)	2,721.7	2,562.4
Debt to capital ratio	39%	42%
Net debt to enterprise value (b)	19%	23%

(a)	Total debt as of March 31, 2017 includes $42.9 million of short-term borrowings in addition to $1,031.5 million of long-term borrowings, gross of $3.4 million of deferred financing costs.

(b)	Enterprise value is calculated as the number of shares outstanding multiplied by the Company’s share price plus net debt as of March 31, 2017 and December 31, 2016.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2016 and 2015.

(millions of dollars)	2017	2016
Cash provided by (used for):
Operating activities	$33.9	$31.0
Investing activities	(33.6)	(20.3)
Financing activities	133.2	13.4
Cash Provided by Operating Activities
Cash provided by operating activities increased $2.9 million primarily due to higher operating results.
Cash Used for Investing Activities
Cash used for investing activities increased $13.3 million compared to 2016 primarily due to an increase in change in restricted cash of $50.2 million, an increase in capital expenditures of $1.1 million, an increase in real estate development investments of $0.5 million, an increase in spending on the construction of the Company’s office building of $2.4 million, and a deposit on timberland acquisition of $6.5 million. These amounts were partially offset by a decrease in timberland acquisitions of $3.0 million and net proceeds from a Large Disposition of $42.0 million.
Cash Provided by Financing Activities
Cash provided by financing activities increased $119.7 million from the prior year period due to an increase in equity issuances of $154.6 million, a decrease in common shares repurchases of $0.7 million and a decrease in dividends paid of $0.1 million. These amounts were partially offset by a decrease in net debt issuances of $35.6 million.

Expected 2017 Expenditures
Capital expenditures in 2017 are expected to be between $64 and $68 million, excluding capital expenditures related to the office building and any strategic timberland acquisitions we may make. Capital expenditures are expected to be comprised primarily of seedling planting, fertilization and other silvicultural activities, property taxes, lease payments, allocated overhead and other capitalized costs. Aside from capital expenditures, we may also acquire timberland as we actively evaluate acquisition opportunities.
Real estate development investments in 2017 are expected to be between $15 and $20 million. Expected real estate development investments are primarily related to Wildlight, our mixed-use community development project located north of Jacksonville at the interchange of I-95 and State Road A1A.
We are currently constructing a new headquarters building located in the Wildlight development project. The new office will allow us to consolidate three existing leased offices in Jacksonville and Fernandina Beach, Florida into one location and also serve as a catalyst for the Wildlight project. Construction costs of this building incurred in 2017 are expected to be approximately $6 million.
Our 2017 dividend payments are expected to be approximately $127 million assuming no change in the quarterly dividend rate of $0.25 per share or material changes in the number of shares outstanding.
Future share repurchases, if any, will depend on the Company’s liquidity and cash flow, as well as general market conditions and other considerations including capital allocation priorities.
We have no mandatory pension contribution requirements in 2017 but may make discretionary contributions in the future. On an ongoing basis, cash income tax payments are expected to be minimal.

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
Management uses Adjusted EBITDA as a performance measure. Adjusted EBITDA is a non-GAAP measure that management uses to make strategic decisions about the business and that investors can use to evaluate the operational performance of the assets under management. It removes the impact of specific items that management believes do not directly reflect the core business operations on an ongoing basis. We define Adjusted EBITDA as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of land and improved development, costs related to shareholder litigation, the gain on foreign currency derivatives and Large Dispositions. Costs related to shareholder litigation include expenses incurred as a result of the securities litigation and the shareholder derivative demands. See Note 8—Contingencies. In addition, these costs include the costs associated with the Company’s response to a subpoena it received from the SEC in November 2014. In July 2016, the Division of Enforcement of the SEC notified the Company that it had concluded its investigation into the Company.

We reconcile Adjusted EBITDA to Net Income for the consolidated Company and to Operating Income for the Segments, as those are the most comparable GAAP measures for each. The following table provides a reconciliation of Net Income to Adjusted EBITDA for the respective periods (in millions of dollars):

	Three Months Ended March 31,
	2017	2016
Net Income to Adjusted EBITDA Reconciliation
Net income	$35.1	$15.1
Interest, net	7.9	8.7
Income tax expense (benefit)	6.3	(0.8)
Depreciation, depletion and amortization	30.8	29.3
Non-cash cost of land and improved development	4.5	4.1
Costs related to shareholder litigation (a)	0.7	0.4
Gain on foreign currency derivatives (b)	—	(1.2)
Large Dispositions (c)	(28.2)	—
Adjusted EBITDA	$57.1	$55.6

(a)
Costs related to shareholder litigation include expenses incurred as a result of the securities litigation and the shareholder derivative demands. See Note 8—Contingencies. In addition, these costs include the costs associated with the Company’s response to a subpoena it received from the SEC in November 2014. In July 2016, the Division of Enforcement of the SEC notified the Company that it had concluded its investigation into the Company.

(b)
Gain on foreign currency derivatives is the gain resulting from the foreign exchange derivatives the Company used to mitigate the risk of fluctuations in foreign exchange rates while awaiting the capital contribution to the New Zealand JV.

(c)
Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have any identified HBU premium relative to timberland value. In January 2017, the Company completed a disposition of approximately 25,000 acres located in Alabama for a sale price and gain of approximately $42.0 million and $28.2 million, respectively.

The following tables provide a reconciliation of Operating Income (Loss) by segment to Adjusted EBITDA by segment for the respective periods (in millions of dollars):

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and other	Total
March 31, 2017
Operating income (loss)	$13.9	($0.9)	$10.3	$29.7	$1.1	($4.8)	$49.3
Depreciation, depletion and amortization	12.5	10.2	5.4	2.6	—	0.1	30.8
Non-cash cost of land and improved development	—	—	—	4.5	—	—	4.5
Costs related to shareholder litigation (a)	—	—	—	—	—	0.7	0.7
Large Dispositions (b)	—	—	—	(28.2)	—	—	(28.2)
Adjusted EBITDA	$26.4	$9.3	$15.7	$8.6	$1.1	($4.0)	$57.1

March 31, 2016
Operating income	$15.8	$1.4	$4.7	$4.2	$0.4	($3.5)	$23.0
Depreciation, depletion and amortization	16.6	4.6	4.9	3.2	—	—	29.3
Non-cash cost of land and improved development	—	—	1.8	2.3	—	—	4.1
Costs related to shareholder litigation (a)	—	—	—	—	—	0.4	0.4
Gain on foreign currency derivatives (c)	—	—	—	—	—	(1.2)	(1.2)
Adjusted EBITDA	$32.4	$6.0	$11.4	$9.7	$0.4	($4.3)	$55.6

(a)
Costs related to shareholder litigation include expenses incurred as a result of the securities litigation and the shareholder derivative demands. See Note 8—Contingencies. In addition, these costs include the costs associated with the Company’s response to a subpoena it received from the SEC in November 2014. In July 2016, the Division of Enforcement of the SEC notified the Company that it had concluded its investigation into the Company.

(b)
Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have any identified HBU premium relative to timberland value. In January 2017, the Company completed a disposition of approximately 25,000 acres located in Alabama for a sale price and gain of approximately $42.0 million and $28.2 million, respectively.

(c)
Gain on foreign currency derivatives is the gain resulting from the foreign exchange derivatives used by the Company to mitigate the risk of fluctuations in foreign exchange rates while awaiting the capital contribution to the New Zealand JV.

The following table provides a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Three Months Ended March 31,
	2017	2016
Cash provided by operating activities	$33.9	$31.0
Capital expenditures (a)	(14.4)	(13.3)
Working capital and other balance sheet changes	19.3	18.7
CAD	38.8	36.4
Mandatory debt repayments	—	—
CAD after mandatory debt repayments	$38.8	$36.4

Cash used for investing activities	($33.6)	($20.3)
Cash provided by (used for) financing activities	$133.2	$13.4

(a)
Capital expenditures exclude timberland acquisitions of $11.3 million and $14.3 million and spending on the Rayonier office building of $2.6 million and $0.2 million during the three months ended March 31, 2017 and March 31, 2016, respectively.

Liquidity Facilities
2017 Debt Activity
During the three months ended March 31, 2017, the Company made additional borrowings of $15.0 million on the Revolving Credit Facility. Proceeds from the additional borrowings were used to repay the $15.0 million solid waste bonds that were due in 2020. As of March 31, 2017, the Company had available borrowings of $154.6 million under the Revolving Credit Facility, net of $5.4 million to secure its outstanding letters of credit.
In addition, the New Zealand JV made $11.3 million of borrowings, net of repayments and changes in exchange rates, on the New Zealand JV Working Capital Facility. As of March 31, 2017, draws totaling NZ$23.8 million remain available on the working capital facilities. The New Zealand JV also paid $2.5 million of its shareholder loan held with the non-controlling interest party during the three months ended March 31, 2017. Changes in exchange rates increased debt on a U.S. dollar basis for its shareholder loan by $0.2 million.

Off-Balance Sheet Arrangements
We utilize off-balance sheet arrangements to provide credit support for certain suppliers and vendors in case of their default on critical obligations, and collateral for certain self-insurance programs that we maintain. These arrangements consist of standby letters of credit and surety bonds. As part of our ongoing operations, we also periodically issue guarantees to third parties. Off-balance sheet arrangements are not considered a source of liquidity or capital resources and do not expose us to material risks or material unfavorable financial impacts. See Note 9 — Guarantees for details on the letters of credit, surety bonds and guarantees as of March 31, 2017.

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
The following table aggregates our contractual financial obligations as of March 31, 2017 and anticipated cash spending by period:

Contractual Financial Obligations (in millions)	Total	Payments Due by Period
		Remaining 2017	2018-2019	2020-2021	Thereafter
Long-term debt (a)	$1,031	—	—	$40	$991
Current maturities of long-term debt (b)	43	43	—	—	—
Interest payments on long-term debt (c)	201	23	60	58	60
Operating leases — timberland	194	7	18	17	152
Operating leases — PP&E, offices	5	1	2	1	1
Commitments — derivatives (d)	56	6	14	14	22
Commitments — other (e)	3	3	—	—	—
Total contractual cash obligations	$1,533	$83	$94	$130	$1,226

(a)
The book value of long-term debt, net of deferred financing costs, is currently recorded at $1,028.1 million on the Company’s Consolidated Balance Sheet, but upon maturity the liability will be $1,031.5 million.

(b)	The book value of our current maturities of long-term debt is currently recorded at $42.9 million on the Company’s Consolidated Balance Sheet, but upon maturity the liability will be $42.8 million.

(c)	Projected interest payments for variable rate debt were calculated based on outstanding principal amounts and interest rates as of March 31, 2017.

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
As of March 31, 2017 we had $690 million of U.S. long-term variable rate debt. Our primary interest rate exposure on variable rate debt results from changes in LIBOR. However, we use interest rate swaps to manage our exposure to interest rate movements on our term credit agreement by swapping existing borrowings from floating rates to fixed rates. The notional amount of outstanding interest rate swap contracts at March 31, 2017 was $650 million. The Term Credit Agreement and associated interest rate swaps mature in August 2024 and the Incremental Term Loan agreement and associated interest rate swaps mature in May 2026. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in a corresponding increase/decrease of approximately $0.4 million in interest payments and expense over a 12 month period.
The fair market value of our U.S. long-term fixed interest rate debt is also subject to interest rate risk. The estimated fair value of our long-term fixed-rate debt at March 31, 2017 was $325.2 million compared to the $325 million principal amount. We use interest rates of debt with similar terms and maturities to estimate the fair value of our debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at March 31, 2017 would result in a corresponding decrease/increase in the fair value of our long-term fixed-rate debt of approximately $15 million.
We estimate the periodic effective interest rate on U.S. long-term fixed and variable rate debt for the first quarter was approximately 3.3% after consideration of interest rate swaps and estimated patronage payments, excluding unused commitment fees on the revolving credit facility.
The functional currency of the Company’s New Zealand-based operations and New Zealand JV is the New Zealand dollar. Through these operations and our ownership in the New Zealand JV, we are exposed to foreign currency risk on cash held in foreign currencies and on foreign export sales and ocean freight payments that are predominantly denominated in U.S. dollars. To mitigate these risks, the New Zealand JV routinely enters into foreign currency exchange contracts and foreign currency option contracts to hedge a portion of the New Zealand JV’s foreign exchange exposure. At March 31, 2017, the New Zealand JV had foreign currency exchange contracts with a notional amount of $61 million and foreign currency option contracts with a notional amount of $81 million outstanding. The amount hedged represents 54% of forecast U.S. dollar denominated harvesting sales proceeds over the next 18 months and 69% of log trading sales proceeds over the next 3 months.

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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of March 31, 2017.
In the quarter ended March 31, 2017, based upon the evaluation required by paragraph (d) of SEC Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth in Note 8—Contingencies in the “Notes to Consolidated Financial Statements” under Item 1 of Part I of this report is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In February 2016, the Board of Directors approved the repurchase of up to $100 million of Rayonier’s common shares (the “share repurchase program”) to be made at management’s and the Board of Director’s discretion. The program has no time limit and may be suspended or discontinued at any time. There were no shares repurchased under this program in the first quarter of 2017 and there was $99.3 million, or approximately 3,504,249 shares based on the period end closing stock price of $28.34, available for repurchase as of March 31, 2017.
In 1996, we began a Common Share repurchase program (the “1996 anti-dilutive program”) to minimize the dilutive effect of our employee incentive stock plans on earnings per share. This program limits the number of shares that may be purchased each year to the greater of 1.5% of outstanding shares at the beginning of the year or the number of incentive shares issued to employees during the year. In October 2000, July 2003 and October 2011, our Board of Directors authorized the purchase of additional shares in the program totaling 2.1 million shares. The 1996 anti-dilutive program does not have an expiration date. There were no shares purchased under this program in the first quarter of 2017 and there were 3,778,625 shares available for purchase at March 31, 2017.
The following table provides information regarding our purchases of Rayonier common stock during the quarter ended March 31, 2017:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 1 to January 31	—	—	—	7,282,874
February 1 to February 28	—	—	—	7,282,874
March 1 to March 31	298	$28.34	—	7,282,874
Total	298		—

(a)
Includes 298 shares of the Company’s common stock purchased in March from a former employee in a non-open market transaction. The shares of stock were sold by the former employee of the Company in exchange for cash that was used to pay withholding taxes associated with the vesting of a restricted stock award under the Company’s stock incentive plan. The price per share surrendered is based on the closing price of the Company’s stock on the vesting date of the award.

(b)	Maximum number of shares authorized to be purchased as of March 31, 2017 include 3,778,625 under the 1996 anti-dilutive program and approximately 3,504,249 under the share repurchase program.

Item 6.	Exhibits

10.1	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective January 1, 2017*	Filed herewith
10.2	2017 Performance Share Annual Award Program*	Filed herewith
10.3	Rayonier Annual Bonus Program, as amended and restated*	Filed herewith
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Three Months Ended March 31, 2017 and 2016; (ii) the Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016; (iii) the Consolidated Statements of Shareholders’ Equity for the Three Months Ended March 31, 2017 and the Years Ended December 31, 2016 and 2015; (iv) the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016; and (v) the Notes to Consolidated Financial Statements

Filed herewith

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
Date: May 5, 2017