Form 10-Q
period 2017-06-30
RAYONIER INC
filed 2017-08-04
CIK 52827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
YES ☐        NO  ☒

As of July 28, 2017, there were outstanding 128,900,937 Common Shares of the registrant.

i

PART I.        FINANCIAL INFORMATION

Item 1.         Financial Statements

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
SALES	$194,719	$261,550	$381,232	$396,393
Costs and Expenses
Cost of sales	143,687	138,194	280,100	246,166
Selling and general expenses	10,246	11,252	19,836	21,031
Other operating income, net (Note 14)	(6,107)	(9,463)	(14,858)	(15,368)
	147,826	139,983	285,078	251,829
OPERATING INCOME	46,893	121,567	96,154	144,564
Interest expense	(8,631)	(7,961)	(17,046)	(15,059)
Interest income and miscellaneous income (expense), net	4	249	522	(1,373)
INCOME BEFORE INCOME TAXES	38,266	113,855	79,630	128,132
Income tax expense	(7,493)	(2,276)	(13,774)	(1,495)
NET INCOME	30,773	111,579	65,856	126,637
Less: Net income attributable to noncontrolling interest	4,612	1,758	5,853	2,344
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	26,161	109,821	60,003	124,293
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of income tax expense of $0, $0, $0 and $0	21,484	13,219	23,916	16,023
Cash flow hedges, net of income tax benefit of $1,180, $631, $1,148 and $1,064	(1,988)	(12,476)	565	(26,250)
Amortization of pension and postretirement plans, net of income tax expense of $0, $0, $0 and $0	116	632	233	1,249
Total other comprehensive income (loss)	19,612	1,375	24,714	(8,978)
COMPREHENSIVE INCOME	50,385	112,954	90,570	117,659
Less: Comprehensive income attributable to noncontrolling interest	9,595	4,410	11,247	8,153
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$40,790	$108,544	$79,323	$109,506
EARNINGS PER COMMON SHARE (Note 10)
Basic earnings per share attributable to Rayonier Inc.	$0.20	$0.90	$0.48	$1.01
Diluted earnings per share attributable to Rayonier Inc.	$0.20	$0.89	$0.47	$1.01

Dividends declared per share	$0.25	$0.25	$0.50	$0.50

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	June 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$136,559	$85,909
Accounts receivable, less allowance for doubtful accounts of $38 and $33	30,181	20,664
Insurance settlement receivable (Note 8)	73,000	—
Inventory (Note 15)	26,363	21,379
Prepaid expenses	14,727	11,807
Assets held for sale (Note 17)	—	23,171
Other current assets	4,397	1,874
Total current assets	285,227	164,804
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,509,485	2,291,015
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 5)	74,888	70,374
PROPERTY, PLANT AND EQUIPMENT
Land	2,279	2,279
Buildings	8,202	7,990
Machinery and equipment	4,674	4,658
Construction in progress	15,897	8,170
Total property, plant and equipment, gross	31,052	23,097
Less — accumulated depreciation	(9,492)	(9,063)
Total property, plant and equipment, net	21,560	14,034
RESTRICTED CASH (Note 16)	11,781	71,708
OTHER ASSETS	49,853	73,825
TOTAL ASSETS	$2,952,794	$2,685,760
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$28,696	$22,337
Insurance settlement payable (Note 8)	73,000	—
Current maturities of long-term debt	31,525	31,676
Accrued taxes	5,374	2,657
Accrued payroll and benefits	5,092	9,277
Accrued interest	5,225	5,340
Other current liabilities	29,716	20,679
Total current liabilities	178,628	91,966
LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS	1,033,621	1,030,205
PENSION AND OTHER POSTRETIREMENT BENEFITS (Note 13)	31,589	31,856
OTHER NON-CURRENT LIABILITIES	40,846	34,981
COMMITMENTS AND CONTINGENCIES (Notes 6 and 8)
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 shares authorized, 128,897,430 and 122,904,368 shares issued and outstanding	868,355	709,867
Retained earnings	683,190	700,887
Accumulated other comprehensive income	20,175	856
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,571,720	1,411,610
Noncontrolling interest	96,390	85,142
TOTAL SHAREHOLDERS’ EQUITY	1,668,110	1,496,752
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,952,794	$2,685,760

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except share data)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interest	Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2015	122,770,217	$708,827	$612,760	($33,503)	$73,656	$1,361,740
Net income	—	—	211,972	—	5,798	217,770
Dividends ($1.00 per share)	—	—	(123,155)	—	—	(123,155)
Issuance of shares under incentive stock plans	179,743	1,576	—	—	—	1,576
Stock-based compensation	—	5,136	—	—	—	5,136
Repurchase of common shares	(45,592)	(178)	(690)	—	—	(868)
Actuarial change and amortization of pension and postretirement plan liabilities	—	—	—	5,533	—	5,533
Foreign currency translation adjustment	—	—	—	2,780	3,542	6,322
Cash flow hedges	—	—	—	22,608	214	22,822
Recapitalization of New Zealand Joint Venture	—	(5,398)	—	3,438	1,960	—
Recapitalization costs	—	(96)	—	—	(28)	(124)
Balance, December 31, 2016	122,904,368	$709,867	$700,887	$856	$85,142	$1,496,752
Cumulative-effect adjustment due to adoption of ASU No. 2016-16	—	—	(14,365)	—	—	(14,365)
Net income	—	—	60,003	—	5,853	65,856
Dividends ($0.50 per share)	—	—	(63,335)	—	—	(63,335)
Issuance of shares under incentive stock plans	243,360	3,206	—	—	—	3,206
Stock-based compensation	—	2,892	—	—	—	2,892
Repurchase of common shares	(298)	—	—	—	—	—
Amortization of pension and postretirement plan liabilities	—	—	—	233	—	233
Foreign currency translation adjustment	—	—	—	19,201	4,715	23,916
Cash flow hedges	—		—	(115)	680	565
Issuance of shares under equity offering, net of costs	5,750,000	152,390	—	—	—	152,390
Balance, June 30, 2017	128,897,430	$868,355	$683,190	$20,175	$96,390	$1,668,110

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$65,856	$126,637
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	67,895	51,707
Non-cash cost of land and improved development	7,359	5,775
Stock-based incentive compensation expense	2,892	2,839
Deferred income taxes	15,214	2,840
Amortization of losses from pension and postretirement plans	233	1,249
Gain on sale of large disposition of timberlands	(28,183)	(101,325)
Other	1,719	(983)
Changes in operating assets and liabilities:
Receivables	(10,421)	(9,367)
Inventories	(1,772)	(2,132)
Accounts payable	5,141	2,315
Income tax receivable/payable	(126)	441
All other operating activities	2,508	(3,017)
CASH PROVIDED BY OPERATING ACTIVITIES	128,315	76,979
INVESTING ACTIVITIES
Capital expenditures	(29,840)	(26,180)
Real estate development investments	(5,599)	(3,018)
Purchase of timberlands	(237,235)	(276,614)
Assets purchased in business acquisition	—	(1,113)
Net proceeds from large disposition of timberlands	42,029	126,965
Rayonier office building under construction	(5,573)	(1,155)
Change in restricted cash	59,927	17,985
Other	1,033	(2,066)
CASH USED FOR INVESTING ACTIVITIES	(175,258)	(165,196)
FINANCING ACTIVITIES
Issuance of debt	63,389	653,775
Repayment of debt	(60,422)	(426,173)
Dividends paid	(62,825)	(61,409)
Proceeds from the issuance of common shares under incentive stock plan	3,206	644
Proceeds from the issuance of common shares from equity offering, net of costs	152,390	—
Repurchase of common shares made under share repurchase program	—	(690)
Debt issuance costs	—	(818)
Other	—	(139)
CASH PROVIDED BY FINANCING ACTIVITIES	95,738	165,190
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,855	904
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	50,650	77,877
Balance, beginning of year	85,909	51,777
Balance, end of period	$136,559	$129,654
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest (a)	$16,546	$16,934
Income taxes	376	337
Non-cash investing activity:
Capital assets purchased on account	5,284	2,062

(a)
Interest paid is presented net of patronage payments received of $3.0 million and $0.4 million for the six months ended June 30, 2017 and June 30, 2016, respectively. For additional information on patronage payments, see Note 5 — Debt in the 2016 Form 10-K.

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

1.	SUMMARY OF SIGNIFCANT ACCOUNTING POLICIES
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
Investment in Real Estate
The Company capitalizes costs directly and indirectly associated with development of identified real estate projects. Direct costs include land and common development costs (such as roads, utilities and amenities), and capitalized property taxes. Indirect costs include administration, legal fees, capitalized interest, and project administration to the extent that such costs are related to a specific project. Interest is capitalized based on the amount of underlying expenditures of real estate projects under development.
Revenue Recognition for Real Estate Sales
The Company generally recognizes revenue on sales of real estate using the full accrual method at closing, when cash has been received, title and risk of loss have passed to the buyer and there is no continuing involvement with the property. Revenue is recognized using the percentage-of-completion method on sales of real estate containing future performance obligations. Cost of sales associated with real estate sold includes the cost of the land, the cost of any timber on the property that was conveyed to the buyer, any real estate development costs and any closing costs including sales commissions that may be borne by the Company.
When developed residential or commercial land is sold, the cost of sales includes actual costs incurred and estimates of future development costs benefiting the property sold through completion. When developed land is sold, costs are allocated to each sold unit or lot based upon the relative sales value. For purposes of allocating development costs, estimates of future revenues and development costs are re-evaluated throughout the year, with adjustments being allocated prospectively to the remaining units available for sale.
Recently Adopted Standards
In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, stating entities should recognize income tax consequences of intra-entity transfers of assets other than inventory in the period in which they occur. As such, the Company is required to apply the changes on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. ASU No. 2016-16 is effective for annual periods beginning after December 15, 2017 with early adoption permitted at the beginning of an annual period for which financial statements have not been issued. Rayonier early adopted ASU No. 2016-16 during the first quarter ended March 31, 2017. See Note 7 — Income Taxes for additional information.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU No. 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Rayonier adopted ASU No. 2016-09 during the first quarter ended March 31, 2017. Upon adoption, additional excess tax benefits and tax deficiencies are recorded to “Income tax expense” in the Consolidated Statements of Income and Comprehensive Income, forfeitures are accounted for when they occur and cash paid by Rayonier when directly withholding shares for tax withholding purposes are classified as a financing activity within the statement of cash flows. The adoption of this standard did not have a material impact on the consolidated financial statements.

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
In May 2014, the FASB and International Accounting Standards Board (“IASB”) jointly issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), a comprehensive new revenue recognition standard that will supersede current revenue recognition guidance. The guidance provides a unified model to determine when and how revenue is recognized and will require enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date. ASU No. 2015-14 provides a one-year deferral of the effective date of the new standard, with an option for organizations to adopt early based on the original effective date. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing. The update clarifies the guidance for identifying performance obligations. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The update clarifies the guidance for assessing collectibility, presenting sales taxes and other similar taxes collected from customers, noncash consideration, contract modifications at transition, completed contracts at transition and disclosing the accounting change in the period of adoption. In February 2017, the FASB issued ASU No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The update clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. This standard will be effective for Rayonier beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company expects the adoption of the new revenue recognition guidance will not materially impact operating results, balance sheet, cash flows or financial reporting aside from adding expanded disclosures.
Subsequent Events
The Company has evaluated events occurring from June 30, 2017 to the date of issuance for potential recognition or disclosure in the consolidated financial statements. No events were identified that warranted recognition or disclosure.

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
The following tables summarize the segment information for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
SALES	2017	2016	2017	2016
Southern Timber	$30,778	$29,640	$63,493	$74,380
Pacific Northwest Timber	19,451	16,869	44,243	36,178
New Zealand Timber	77,163	47,748	117,904	83,772
Real Estate (a)	25,620	137,307	79,909	150,670
Trading	41,707	29,986	75,683	51,393
Total	$194,719	$261,550	$381,232	$396,393

(a)	The six months ended June 30, 2017 includes $42.0 million from Large Dispositions. The three and six months ended June 30, 2016 includes $129.5 million from Large Dispositions.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended June 30,		Six Months Ended June 30,
OPERATING INCOME (LOSS)	2017	2016	2017	2016
Southern Timber	$9,655	$11,039	$23,594	$26,793
Pacific Northwest Timber	(1,535)	1,034	(2,413)	2,419
New Zealand Timber	26,804	10,028	37,046	14,772
Real Estate (a)	16,133	105,695	45,798	109,920
Trading	1,141	625	2,239	975
Corporate and other	(5,305)	(6,854)	(10,110)	(10,315)
Total Operating Income	46,893	121,567	96,154	144,564
Unallocated interest expense and other	(8,627)	(7,712)	(16,524)	(16,432)
Total Income before Income Taxes	$38,266	$113,855	$79,630	$128,132

(a)	The six months ended June 30, 2017 includes $28.2 million from Large Dispositions. The three and six months ended June 30, 2016 includes $101.3 million from Large Dispositions.

	Three Months Ended June 30,		Six Months Ended June 30,
DEPRECIATION, DEPLETION AND AMORTIZATION	2017	2016	2017	2016
Southern Timber	$11,904	$10,559	$24,356	$27,115
Pacific Northwest Timber	7,075	3,672	17,285	8,311
New Zealand Timber (a)	15,456	6,437	20,863	11,296
Real Estate (b)	2,596	23,525	13,303	26,728
Trading	—	—	—	—
Corporate and other	92	105	192	190
Total	$37,123	$44,298	$75,999	$73,640

(a)	The three and six months ended June 30, 2017 includes $8.9 million of timber cost basis expensed in conjunction with a timberland sale.

(b)	The six months ended June 30, 2017 includes $8.1 million from Large Dispositions. The three and six months ended June 30, 2016 includes $21.9 million from Large Dispositions.

	Three Months Ended June 30,		Six Months Ended June 30,
NON-CASH COST OF LAND AND IMPROVED DEVELOPMENT	2017	2016	2017	2016
Southern Timber	—	—	—	—
Pacific Northwest Timber	—	—	—	—
New Zealand Timber	128	—	128	1,824
Real Estate (a)	2,752	3,471	12,974	5,755
Trading	—	—	—	—
Total	$2,880	$3,471	$13,102	$7,579

(a)	The six months ended June 30, 2017 includes $5.7 million from Large Dispositions. The three and six months ended June 30, 2016 includes $1.8 million from Large Dispositions.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

4.	DEBT
Rayonier’s debt consisted of the following at June 30, 2017:

June 30, 2017
Term Credit Agreement borrowings due 2024 at a variable interest rate of 2.7% at June 30, 2017 (a)	$350,000
Senior Notes due 2022 at a fixed interest rate of 3.75%	325,000
Incremental Term Loan Agreement borrowings due 2026 at a variable interest rate of 2.95% at June 30, 2017 (b)	300,000
Mortgage Notes due 2017 at fixed interest rates of 4.35%	31,525
Revolving Credit Facility borrowings due 2020 at an average variable interest rate of 2.5% at June 30, 2017	50,000
New Zealand JV noncontrolling interest shareholder loan at 0% interest rate	11,899
Total debt	1,068,424
Less: Current maturities of long-term debt	(31,525)
Less: Deferred financing costs	(3,278)
Long-term debt, net of deferred financing costs	$1,033,621

(a)
As of June 30, 2017, the periodic interest rate on the term loan facility was LIBOR plus 1.625%. The Company estimates the effective fixed interest rate on the term loan facility to be approximately 3.3% after consideration of interest rate swaps and estimated patronage refunds.

(b)
As of June 30, 2017, the periodic interest rate on the incremental term loan was LIBOR plus 1.900%. The Company estimates the effective fixed interest rate on the incremental term loan facility to be approximately 2.8% after consideration of interest rate swaps and estimated patronage refunds.

Principal payments due during the next five years and thereafter are as follows:

2017	31,500
2018	—
2019	—
2020	50,000
2021	—
Thereafter	986,899
Total Debt	$1,068,399
2017 Debt Activity
During the six months ended June 30, 2017, the Company made additional borrowings of $25.0 million on the Revolving Credit Facility. A draw of $15.0 million during the first quarter was used to repay the $15.0 million solid waste bonds that were due in 2020 and an additional draw of $10.0 million made in the second quarter was used to partially fund the acquisition of 91,000 acres in coastal Florida, Georgia and South Carolina. As of June 30, 2017, the Company had available borrowings of $135.5 million under the Revolving Credit Facility, net of $14.5 million to secure its outstanding letters of credit.
In addition, the New Zealand JV made additional borrowings and repayments of $38.4 million on the working capital facility (the “New Zealand JV Working Capital Facility”). As of June 30, 2017, draws totaling NZ$40.0 million remain available on the working capital facility. The New Zealand JV also paid $7.6 million of its shareholder loan held by the non-controlling interest party during the six months ended June 30, 2017. Changes in exchange rates increased debt on a U.S. dollar basis for its shareholder loan by $0.7 million.

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
In addition to these financial covenants listed above, the Mortgage Notes, Senior Notes, Term Credit Agreement, Incremental Term Loan Agreement and Revolving Credit Facility include customary covenants that limit the incurrence of debt and the disposition of assets, among others. At June 30, 2017, the Company was in compliance with all applicable covenants.

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

An analysis of higher and better use timberlands and real estate development costs from December 31, 2016 to June 30, 2017 is shown below:

	Higher and Better Use Timberlands and Real Estate Development Investments
	Land and Timber	Development Investments	Total
Non-current portion at December 31, 2016	$59,956	$10,418	$70,374
Plus: Current portion (a)	5,096	11,963	17,059
Total Balance at December 31, 2016	65,052	22,381	87,433
Non-cash cost of land and improved development	(998)	(177)	(1,175)
Timber depletion from harvesting activities and basis of timber sold in real estate sales	(1,208)	—	(1,208)
Capitalized real estate development investments (b)	—	5,599	5,599
Capital expenditures (silviculture)	141	—	141
Intersegment transfers	4,144	—	4,144
Total Balance at June 30, 2017	67,131	27,803	94,934
Less: Current portion (a)	(5,020)	(15,026)	(20,046)
Non-current portion at June 30, 2017	$62,111	$12,777	$74,888

(a)	The current portion of Higher and Better Use Timberlands and Real Estate Development Investments is recorded in Inventory. See Note 15 — Inventory for additional information.

(b)	Capitalized real estate development investments includes $0.2 million of capitalized interest.

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
At June 30, 2017, the future minimum payments under non-cancellable operating leases, timberland leases and other commitments were as follows:

	Operating Leases	Timberland Leases (a)	Commitments (b)	Total
Remaining 2017	$888	$4,357	$4,778	$10,023
2018	1,047	9,350	5,515	15,912
2019	837	8,875	5,515	15,227
2020	660	8,470	5,515	14,645
2021	570	8,529	5,515	14,614
Thereafter (c)	1,208	155,389	16,541	173,138
	$5,210	$194,970	$43,379	$243,559

(a)	The majority of timberland leases are subject to increases or decreases based on either the Consumer Price Index, Producer Price Index or market rates.

(b)
Commitments include payments expected to be made on derivative financial instruments (foreign exchange contracts and interest rate swaps), construction of the Company’s office building and Wildlight development project.

(c)
Includes 20 years of future minimum payments for perpetual Crown Forest Licenses (“CFL”). A CFL consists of a license to use public or government owned land to operate a commercial forest. The CFL's extend indefinitely and may only be terminated upon a 35-year termination notice from the government. If no termination notice is given, the CFLs renew automatically each year for a one-year term. As of June 30, 2017, the New Zealand JV has four CFL’s under termination notice that are currently being relinquished as harvest activities are concluding, as well as two fixed term CFL’s expiring in 2062. The annual license fee is determined based on current market rental value, with triennial rent reviews.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

7.	INCOME TAXES
The operations conducted by the Company’s REIT entities are generally not subject to U.S. federal and state income tax. The New Zealand JV is subject to corporate level tax in New Zealand. Non-REIT qualifying operations are conducted by the Company’s TRS. The primary businesses performed in Rayonier’s TRS include log trading and certain real estate activities, such as the sale and entitlement of development HBU properties. For the three and six months ended June 30, 2017, the Company recorded income tax expense of $7.5 million and $13.8 million, respectively. For the three and six months ended June 30, 2016, the Company recored income tax expense of $2.3 million and $1.5 million, respectively.

Provision for Income Taxes

The Company’s effective tax rate is below the 35.0% U.S. statutory rate due to tax benefits associated with being a REIT. The Company’s annualized effective tax rate (“AETR”) as of June 30, 2017 and June 30, 2016 was 17.3% and 1.1%, respectively. The increase in income tax expense and the corresponding AETR for the three and six months ended June 30, 2017 is principally related to the New Zealand JV.

In accordance with GAAP, the Company recognizes the impact of a tax position if a position is “more-likely-than-not” to prevail. For the three and six months ended June 30, 2017, there were no material changes in uncertain tax positions.
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

On January 9, 2015, the five securities actions were consolidated into one putative class action entitled In re Rayonier Inc. Securities Litigation, Case No. 3:14-cv-01395-TJC-JBT, in the United States District Court for the Middle District of Florida. The plaintiffs alleged that the defendants made false and/or misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs sought unspecified monetary damages and attorneys’ fees and costs. Two shareholders, the Pension Trust Fund for Operating Engineers and the Lake Worth Firefighters’ Pension Trust Fund moved for appointment as lead plaintiff on January 12, 2015, which was granted on February 25, 2015. On April 7, 2015, the plaintiffs filed a Consolidated Class Action Complaint (the “Consolidated Complaint”). In the Consolidated Complaint, plaintiffs added allegations as to and added as a defendant N. Lynn Wilson, a former officer of Rayonier. With the filing of the Consolidated Complaint, David L. Nunes and H. Edwin Kiker were dropped from the case as defendants. Defendants timely filed Motions to Dismiss the Consolidated Complaint on May 15, 2015. After oral argument on Defendants' motions on August 25, 2015, the Court dismissed the Consolidated Complaint without prejudice, allowing plaintiffs leave to refile. Plaintiffs filed the Amended Consolidated Class Action Complaint (the “Amended Complaint”) on September 25, 2015, which continued to assert claims against the Company, as well as Ms. Wilson and Messrs. Boynton and Vanden Noort. Defendants timely filed Motions to Dismiss the Amended Complaint on October 26, 2015. The court denied those motions on May 20, 2016. On December 31, 2016, the case continued to be in the discovery phase and the Company could not determine whether there was a reasonable likelihood a material loss had been incurred nor could the range of any such loss be estimated. On March 13, 2017, the Company reached an agreement in principle to settle the case and all parties executed a term sheet memorializing such agreement. The parties executed and filed with the Court the Stipulation and Agreement of Settlement on April 12, 2017 (the “Settlement Agreement”), which Settlement Agreement included the material terms contained in the term sheet executed on March 13. Pursuant to the terms of the Settlement Agreement, which is subject to Court approval and requests for exclusion by members of the settlement class, the Company agreed to cause certain of its directors’ and officers’ liability insurance carriers to fund a settlement payment to the class of $73 million. As of July 14, 2017, the insurance carriers have fully funded the settlement payment by deposits in an escrow account as required by the Settlement Agreement. In connection with the settlement, the Company agreed to reimburse one of its insurance carriers approximately $740,000 for certain disputed pre-litigation expenses, which reimbursement was made in the second quarter of 2017. The amounts agreed to on March 13, 2017, including the realized amount funded by the insurance carriers, were reflected in the Company’s Consolidated Financial Statements as of June 30, 2017.

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

9.	GUARANTEES
The Company provides financial guarantees as required by creditors, insurance programs, and various governmental agencies.
As of June 30, 2017, the following financial guarantees were outstanding:

Financial Commitments	Maximum Potential Payment	Carrying Amount of Associated Liability
Standby letters of credit (a)	$14,540	—
Guarantees (b)	2,254	43
Surety bonds (c)	1,184	—
Total financial commitments	$17,978	$43

(a)
Approximately $13.0 million of the standby letters of credit serve as credit support for infrastructure at the Company’s Wildlight development project. The remaining letters of credit support various insurance related agreements, primarily workers’ compensation. These letters of credit will expire at various dates during 2017 and will be renewed as required.

(b)
In conjunction with a timberland sale and note monetization in 2004, the Company issued a make-whole agreement pursuant to which it guaranteed $2.3 million of obligations of a special-purpose entity that was established to complete the monetization. At June 30, 2017, the Company has a de minimis liability to reflect the fair market value of its obligation to perform under the make-whole agreement.

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

10.	EARNINGS PER COMMON SHARE
The following table provides details of the calculations of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Income	$30,773	$111,579	$65,856	$126,637
Less: Net income attributable to noncontrolling interest	4,612	1,758	5,853	2,344
Net income attributable to Rayonier Inc.	$26,161	$109,821	$60,003	$124,293

Shares used for determining basic earnings per common share	128,548,218	122,567,853	126,081,762	122,562,046
Dilutive effect of:
Stock options	92,513	98,407	99,602	75,967
Performance and restricted shares	447,448	154,654	337,862	94,889
Shares used for determining diluted earnings per common share	129,088,179	122,820,914	126,519,226	122,732,902

Basic earnings per common share attributable to Rayonier Inc.:	$0.20	$0.90	$0.48	$1.01

Diluted earnings per common share attributable to Rayonier Inc.:	$0.20	$0.89	$0.47	$1.01

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Anti-dilutive shares excluded from the computations of diluted earnings per share:
Stock options, performance and restricted shares	586,017	748,402	589,335	921,928
Total	586,017	748,402	589,335	921,928

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
Foreign Currency Exchange and Option Contracts
The functional currency of Rayonier’s wholly owned subsidiary, Rayonier New Zealand Limited, and the New Zealand JV is the New Zealand dollar. The New Zealand JV is exposed to foreign currency risk on export sales and ocean freight payments which are mainly denominated in U.S. dollars. The New Zealand JV typically hedges 35% to 90% of its estimated foreign currency exposure with respect to the following three months forecasted sales and purchases, 25% to 75% of forecasted sales and purchases for the forward three to 12 months and up to 50% of the forward 12 to 18 months. Foreign currency exposure from the New Zealand JV’s trading operations is typically hedged based on the following three months forecasted sales and purchases. As of June 30, 2017, foreign currency exchange contracts and foreign currency option contracts had maturity dates through February 2019 and October 2018, respectively.
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
The New Zealand JV is exposed to foreign currency risk when making shareholder loan payments which are denominated in U.S. dollars. The New Zealand JV typically hedges 75% to 100% of its estimated foreign currency exposure with respect to the following three months forecasted distributions, up to 75% of forecasted distributions for the forward three to six months and up to 50% of the forward six to 12 months. For the three and six months ended June 30, 2017, the change in fair value of the foreign exchange forward contracts of $0.5 million and $0.3 million, respectively, was recorded in “Interest income and miscellaneous (income) expense, net” as the contracts did not qualify for hedge accounting treatment. As of June 30, 2017, foreign exchange forward contracts had maturity dates through December 2017.
For additional information on the shareholder loan see Note 4 — Debt.
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
The following tables demonstrate the impact of the Company’s derivatives on the Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2017 and 2016.

		Three Months Ended June 30,
	Income Statement Location	2017	2016
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive income (loss)	$3,261	$1,116
Foreign currency option contracts	Other comprehensive income (loss)	976	1,096
Interest rate swaps	Other comprehensive income (loss)	(5,022)	(14,102)

Derivatives not designated as hedging instruments:
	Interest income and miscellaneous income (expense), net	(462)	—

		Six Months Ended June 30,
	Income Statement Location	2017	2016
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive income (loss)	$3,189	$1,816
Foreign currency option contracts	Other comprehensive income (loss)	935	1,929
Interest rate swaps	Other comprehensive income (loss)	(2,388)	(28,988)

Derivatives designated as a net investment hedge:
Foreign currency exchange contract	Other comprehensive income (loss)	—	(4,606)

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Other operating income, net	—	895
	Interest income and miscellaneous income (expense), net	(327)	—
Foreign currency option contracts	Other operating income, net	—	258
Interest rate swaps	Interest income and miscellaneous income (expense), net	—	(1,219)
During the next 12 months, the amount of the June 30, 2017 AOCI balance, net of tax, expected to be reclassified into earnings as a result of the maturation of the Company’s derivative instruments is a gain of approximately $3.0 million.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table contains the notional amounts of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Notional Amount
	June 30, 2017	December 31, 2016
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	$65,250	$44,800
Foreign currency option contracts	68,000	91,000
Interest rate swaps	650,000	650,000

Derivative not designated as a hedging instrument:
Foreign currency exchange contracts	14,083	—
The following table contains the fair values of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Location on Balance Sheet	Fair Value Assets / (Liabilities) (a)
		June 30, 2017	December 31, 2016
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other current assets	$3,188	$692
	Other assets	675	33
	Other current liabilities	—	(261)
Foreign currency option contracts	Other current assets	1,162	1,064
	Other assets	392	327
	Other current liabilities	(132)	(574)
	Other non-current liabilities	(119)	(426)
Interest rate swaps	Other assets	15,265	17,204
	Other non-current liabilities	(6,428)	(5,979)

Derivative not designated as a hedging instrument:
Foreign currency exchange contracts	Other current liabilities	(350)	—

Total derivative contracts:
Other current assets		$4,350	$1,756
Other assets		16,332	17,564
Total derivative assets		$20,682	$19,320

Other current liabilities		(482)	(835)
Other non-current liabilities		(6,547)	(6,405)
Total derivative liabilities		($7,029)	($7,240)

(a)	See Note 12 — Fair Value Measurements for further information on the fair value of the Company’s derivatives including their classification within the fair value hierarchy.

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
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. (a)
The following table presents the carrying amount and estimated fair values of financial instruments held by the Company at June 30, 2017 and December 31, 2016, using market information and what the Company believes to be appropriate valuation methodologies under GAAP:

	June 30, 2017			December 31, 2016
Asset (Liability) (a)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$136,559	$136,559	—	$85,909	$85,909	—
Restricted cash (b)	11,781	11,781	—	71,708	71,708	—
Current maturities of long-term debt	(31,525)	—	(31,546)	(31,676)	—	(31,984)
Long-term debt (c)	(1,033,621)	—	(1,041,774)	(1,030,205)	—	(1,030,708)
Interest rate swaps (d)	8,837	—	8,837	11,225	—	11,225
Foreign currency exchange contracts (d)	3,513	—	3,513	464	—	464
Foreign currency option contracts (d)	1,303	—	1,303	391	—	391

(a)	The Company did not have Level 3 assets or liabilities at June 30, 2017.

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
The net pension and postretirement benefit costs that have been recorded are shown in the following table:

	Pension		Postretirement
	Three Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
Components of Net Periodic Benefit Cost
Service cost	—	$327	$13	$2
Interest cost	815	869	2	12
Expected return on plan assets (a)	(945)	(1,008)	—	—
Amortization of losses	116	632	—	—
Net periodic benefit (gain) cost	($14)	$820	$15	$14

	Pension		Postretirement
	Six Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Components of Net Periodic Benefit Cost
Service cost	—	$653	$26	$3
Interest cost	1,630	1,737	3	24
Expected return on plan assets (a)	(1,891)	(2,015)	—	—
Amortization of losses (gains)	233	1,261	—	(12)
Net periodic benefit (gain) cost	($28)	$1,636	$29	$15

(a)	The weighted-average expected long-term rate of return on plan assets used in computing 2017 net periodic benefit cost for pension benefits is 7.2 percent.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

14.	OTHER OPERATING INCOME, NET
Other operating income, net comprised the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Lease and license income, primarily from hunting	$3,978	$5,661	$8,088	$10,221
Other non-timber income	1,426	536	4,173	1,055
Foreign currency loss	(463)	(204)	(150)	(499)
(Loss) gain on sale or disposal of property and equipment	(7)	24	(6)	24
Gain (loss) on foreign currency exchange and option contracts	529	(551)	1,181	(1,072)
Deferred payment related to a prior land sale	—	4,000	—	4,000
Costs related to acquisition	—	(1,215)	—	(1,215)
Gain on foreign currency derivatives (a)	—	—	—	1,153
Log trading agency and marketing fees	658	592	1,126	931
Gain on sale of carbon credits	—	754	—	754
Miscellaneous (expense) income, net	(14)	(134)	446	16
Total	$6,107	$9,463	$14,858	$15,368

(a)	The Company used foreign exchange derivatives to mitigate the risk of fluctuations in foreign exchange rates while awaiting the capital contribution to the New Zealand JV.

15.	INVENTORY
As of June 30, 2017 and December 31, 2016, Rayonier’s inventory was solely comprised of finished goods, as follows:

	June 30, 2017	December 31, 2016
Finished goods inventory
Real estate inventory (a)	$20,046	$17,059
Log inventory	6,317	4,320
Total inventory	$26,363	$21,379

(a)	Represents cost of HBU real estate (including capitalized development investments) expected to be sold within 12 months. See Note 5 — Higher And Better Use Timberlands And Real Estate Development Investments for additional information.

16.	RESTRICTED CASH
In order to qualify for like-kind exchange (“LKE”) treatment, the proceeds from real estate sales must be deposited with a third-party intermediary. These proceeds are accounted for as restricted cash until a suitable replacement property is acquired. In the event LKE purchases are not completed, the proceeds are returned to the Company after 180 days and reclassified as available cash. As of June 30, 2017 and December 31, 2016, the Company had $11.8 million and $71.7 million, respectively, of proceeds from real estate sales classified as restricted cash which were deposited with an LKE intermediary as well as cash held in escrow for a real estate sale.

17.	ASSETS HELD FOR SALE
Assets held for sale are composed of properties expected to be sold within the next 12 months and meet the other relevant held-for sale criteria in accordance with ASC 360-10-45-9. As of June 30, 2017, there were no properties identified that met this classification. As of December 31, 2016, the basis in properties meeting this classification was $23.2 million. Since the basis in these properties was less than the fair value, including costs to sell, no impairment was recognized.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

18.	ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
The following table summarizes the changes in AOCI by component for the six months ended June 30, 2017 and the year ended December 31, 2016. All amounts are presented net of tax and exclude portions attributable to noncontrolling interest.

	Foreign currency translation gains/ (losses)	Net investment hedges of New Zealand JV	Cash flow hedges		Employee benefit plans		Total
Balance as of December 31, 2015	($2,450)	$6,271	($11,592)		($25,732)		($33,503)
Other comprehensive income/(loss) before reclassifications	7,387	—	22,024		3,020	(b)	32,431
Amounts reclassified from accumulated other comprehensive loss	—	(4,606)	583		2,513	(c)	(1,510)
Net other comprehensive income/(loss)	7,387	(4,606)	22,607		5,533		30,921
Recapitalization of New Zealand JV	3,622	—	(184)		—		3,438
Balance as of December 31, 2016	$8,559	$1,665	$10,831		($20,199)		$856
Other comprehensive income before reclassifications	19,201	—	1,140	(a)	—		20,341
Amounts reclassified from accumulated other comprehensive income	—	—	(1,255)		233	(c)	(1,022)
Net other comprehensive income	19,201	—	(115)		233		19,319
Balance as of June 30, 2017	$27,760	$1,665	$10,716		($19,966)		$20,175

(a)	Includes $2.4 million of other comprehensive loss related to interest rate swaps. See Note 11 — Derivative Financial Instruments and Hedging Activities for additional information.

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

The following table presents details of the amounts reclassified in their entirety from AOCI to net income for the six months ended June 30, 2017 and June 30, 2016:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the income statement
	June 30, 2017	June 30, 2016
Realized (gain) loss on foreign currency exchange contracts	($1,730)	$341	Other operating income, net
Realized (gain) loss on foreign currency option contracts	(534)	573	Other operating income, net
Noncontrolling interest	521	(320)	Comprehensive income attributable to noncontrolling interest
Income tax (expense) benefit on loss from foreign currency contracts	488	(166)	Income tax expense
Net (gain) loss from accumulated other comprehensive income	($1,255)	$428

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

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	For the Three Months Ended June 30, 2017
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$194,719	—	$194,719
Costs and Expenses
Cost of sales	—	—	143,687	—	143,687
Selling and general expenses	—	4,248	5,998	—	10,246
Other operating expense (income), net	—	20	(6,127)	—	(6,107)
	—	4,268	143,558	—	147,826
OPERATING (LOSS) INCOME	—	(4,268)	51,161	—	46,893
Interest expense	(3,139)	(4,883)	(609)	—	(8,631)
Interest and miscellaneous income (expense), net	2,345	695	(3,036)	—	4
Equity in income from subsidiaries	26,955	35,580	—	(62,535)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	26,161	27,124	47,516	(62,535)	38,266
Income tax expense	—	(169)	(7,324)	—	(7,493)
INCOME FROM CONTINUING OPERATIONS	26,161	26,955	40,192	(62,535)	30,773
DISCONTINUED OPERATIONS, NET
Income from discontinued operations, net of income taxes	—	—	—	—	—
NET INCOME	26,161	26,955	40,192	(62,535)	30,773
Less: Net income attributable to noncontrolling interest	—	—	4,612	—	4,612
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	26,161	26,955	35,580	(62,535)	26,161
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment, net of income tax	17,199	—	21,484	(17,199)	21,484
Cash flow hedges, net of income tax	(2,686)	(5,021)	3,033	2,686	(1,988)
Amortization of pension and postretirement plans, net of income tax	116	116	—	(116)	116
Total other comprehensive income	14,629	(4,905)	24,517	(14,629)	19,612
COMPREHENSIVE INCOME	40,790	22,050	64,709	(77,164)	50,385
Less: Comprehensive income attributable to noncontrolling interest	—	—	9,595	—	9,595
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$40,790	$22,050	$55,114	($77,164)	$40,790

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	For the Three Months Ended June 30, 2016
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$261,550	—	$261,550
Costs and Expenses
Cost of sales	—	—	138,194	—	138,194
Selling and general expenses	—	2,643	8,609	—	11,252
Other operating income (expense), net	—	1,343	(10,806)	—	(9,463)
	—	3,986	135,997	—	139,983
OPERATING (LOSS) INCOME	—	(3,986)	125,553	—	121,567
Interest expense	(3,139)	(4,384)	(438)	—	(7,961)
Interest and miscellaneous income (expense), net	2,109	685	(2,545)	—	249
Equity in income from subsidiaries	110,851	119,275	—	(230,126)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	109,821	111,590	122,570	(230,126)	113,855
Income tax expense	—	(739)	(1,537)	—	(2,276)
NET INCOME	109,821	110,851	121,033	(230,126)	111,579
Less: Net income attributable to noncontrolling interest	—	—	1,758	—	1,758
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	109,821	110,851	119,275	(230,126)	109,821
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment, net of income tax	10,941	—	13,219	(10,941)	13,219
Cash flow hedges, net of income tax	(12,850)	(14,102)	1,626	12,850	(12,476)
Amortization of pension and postretirement plans, net of income tax	632	632	—	(632)	632
Total other comprehensive (loss) income	(1,277)	(13,470)	14,845	1,277	1,375
COMPREHENSIVE INCOME	108,544	97,381	135,878	(228,849)	112,954
Less: Comprehensive income attributable to noncontrolling interest	—	—	4,410	—	4,410
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$108,544	$97,381	$131,468	($228,849)	$108,544

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	For the Six Months Ended June 30, 2017
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$381,232	—	$381,232
Costs and Expenses
Cost of sales	—	—	280,100	—	280,100
Selling and general expenses	—	7,784	12,052	—	19,836
Other operating expense (income), net	—	131	(14,989)	—	(14,858)
	—	7,915	277,163	—	285,078
OPERATING (LOSS) INCOME	—	(7,915)	104,069	—	96,154
Interest expense	(6,278)	(9,741)	(1,027)	—	(17,046)
Interest and miscellaneous income (expense), net	4,547	1,383	(5,408)	—	522
Equity in income from subsidiaries	61,734	78,323	—	(140,057)	—
INCOME BEFORE INCOME TAXES	60,003	62,050	97,634	(140,057)	79,630
Income tax expense	—	(316)	(13,458)	—	(13,774)
NET INCOME	60,003	61,734	84,176	(140,057)	65,856
Less: Net income attributable to noncontrolling interest	—	—	5,853	—	5,853
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	60,003	61,734	78,323	(140,057)	60,003
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment, net of income tax	19,202	—	23,916	(19,202)	23,916
Cash flow hedges, net of income tax	(115)	(2,389)	2,954	115	565
Amortization of pension and postretirement plans, net of income tax	233	233	—	(233)	233
Total other comprehensive income	19,320	(2,156)	26,870	(19,320)	24,714
COMPREHENSIVE INCOME	79,323	59,578	111,046	(159,377)	90,570
Less: Comprehensive income attributable to noncontrolling interest	—	—	11,247	—	11,247
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$79,323	$59,578	$99,799	($159,377)	$79,323

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	For the Six Months Ended June 30, 2016
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$396,393	—	$396,393
Costs and Expenses
Cost of sales	—	—	246,166	—	246,166
Selling and general expenses	—	5,581	15,450	—	21,031
Other operating expense (income), net	—	188	(15,556)	—	(15,368)
	—	5,769	246,060	—	251,829
OPERATING (LOSS) INCOME	—	(5,769)	150,333	—	144,564
Interest expense	(6,278)	(6,528)	(2,253)	—	(15,059)
Interest and miscellaneous income (expense), net	4,147	1,366	(6,886)	—	(1,373)
Equity in income from subsidiaries	126,424	138,272	—	(264,696)	—
INCOME BEFORE INCOME TAXES	124,293	127,341	141,194	(264,696)	128,132
Income tax expense	—	(917)	(578)	—	(1,495)
NET INCOME	124,293	126,424	140,616	(264,696)	126,637
Less: Net income attributable to noncontrolling interest	—	—	2,344	—	2,344
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	124,293	126,424	138,272	(264,696)	124,293
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of income tax	10,737	(4,606)	20,629	(10,737)	16,023
Cash flow hedges, net of income tax	(26,773)	(28,988)	2,738	26,773	(26,250)
Amortization of pension and postretirement plans, net of income tax	1,249	1,249	—	(1,249)	1,249
Total other comprehensive (loss) income	(14,787)	(32,345)	23,367	14,787	(8,978)
COMPREHENSIVE INCOME	109,506	94,079	163,983	(249,909)	117,659
Less: Comprehensive income attributable to noncontrolling interest	—	—	8,153	—	8,153
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$109,506	$94,079	$155,830	($249,909)	$109,506

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS
	As of June 30, 2017
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$81,157	$12,585	$42,817	—	$136,559
Accounts receivable, less allowance for doubtful accounts	—	1,911	28,270	—	30,181
Insurance settlement receivable	73,000	—	—	—	73,000
Inventory	—	—	26,363	—	26,363
Prepaid expenses	—	1,848	12,879	—	14,727
Other current assets	—	14	4,383	—	4,397
Total current assets	154,157	16,358	114,712	—	285,227
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	2,509,485	—	2,509,485
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS	—	—	74,888	—	74,888
NET PROPERTY, PLANT AND EQUIPMENT	—	105	21,455	—	21,560
RESTRICTED CASH	—	—	11,781	—	11,781
INVESTMENT IN SUBSIDIARIES	1,516,570	2,812,673	—	(4,329,243)	—
INTERCOMPANY RECEIVABLE	32,573	(622,196)	589,623	—	—
OTHER ASSETS	2	7,452	42,399	—	49,853
TOTAL ASSETS	$1,703,302	$2,214,392	$3,364,343	($4,329,243)	$2,952,794
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	—	$2,186	$26,510	—	$28,696
Insurance settlement payable	73,000	—	—	—	73,000
Current maturities of long-term debt	31,525	—	—	—	31,525
Accrued taxes	—	(41)	5,415	—	5,374
Accrued payroll and benefits	—	2,460	2,632	—	5,092
Accrued interest	3,047	1,940	238	—	5,225
Other current liabilities	—	647	29,069	—	29,716
Total current liabilities	107,572	7,192	63,864	—	178,628
LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS	291,725	663,473	78,423	—	1,033,621
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	32,274	(685)	—	31,589
OTHER NON-CURRENT LIABILITIES	—	13,844	27,002	—	40,846
INTERCOMPANY PAYABLE	(267,715)	(18,961)	286,676	—	—
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,571,720	1,516,570	2,812,673	(4,329,243)	1,571,720
Noncontrolling interest	—	—	96,390	—	96,390
TOTAL SHAREHOLDERS’ EQUITY	1,571,720	1,516,570	2,909,063	(4,329,243)	1,668,110
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,703,302	$2,214,392	$3,364,343	($4,329,243)	$2,952,794

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
	For the Six Months Ended June 30, 2017
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	($7,648)	$59,557	$76,406	—	$128,315
INVESTING ACTIVITIES
Capital expenditures	—	—	(29,840)	—	(29,840)
Real estate development investments	—	—	(5,599)	—	(5,599)
Purchase of timberlands	—	—	(237,235)	—	(237,235)
Net proceeds from large disposition	—	—	42,029	—	42,029
Rayonier office building under construction	—	—	(5,573)	—	(5,573)
Change in restricted cash	—	—	59,927	—	59,927
Investment in subsidiaries	—	6,932	—	(6,932)	—
Other	—	—	1,033	—	1,033
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	—	6,932	(175,258)	(6,932)	(175,258)
FINANCING ACTIVITIES
Issuance of debt	—	25,000	38,389	—	63,389
Repayment of debt	—	(15,000)	(45,422)	—	(60,422)
Dividends paid	(62,825)	—	—	—	(62,825)
Proceeds from the issuance of common shares under incentive stock plan	3,206	—	—	—	3,206
Proceeds from the issuance of common shares under equity offering	152,390	—	—	—	152,390
Repurchase of common shares	—	—	—	—	—
Intercompany distributions	(25,419)	(73,365)	91,852	6,932	—
Other	—	—	—	—	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	67,352	(63,365)	84,819	6,932	95,738
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	1,855	—	1,855
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	59,704	3,124	(12,178)	—	50,650
Balance, beginning of year	21,453	9,461	54,995	—	85,909
Balance, end of period	$81,157	$12,585	$42,817	—	$136,559

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

Our Company
We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive softwood timber growing regions in the United States and New Zealand. Our revenues, operating income and cash flows are primarily derived from the following core business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate and Trading. As of June 30, 2017, we owned or leased under long-term agreements approximately 2.7 million acres of timberlands located in the U.S. South (1.9 million acres) and U.S. Pacific Northwest (378,000 acres). We also have a 77% ownership interest in Matariki Forestry Group, a joint venture (“New Zealand JV”), that owns or leases approximately 430,000 acres (294,000 net plantable acres) of timberlands in New Zealand.
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
Industry and Market Conditions
The demand for timber is directly related to the underlying demand for pulp, paper, packaging, lumber and other wood products. The significant majority of timber sold in our Southern Timber segment is consumed domestically. With a higher proportion of pulpwood, our Southern Timber segment relies heavily on downstream markets for pulp and paper, and to a lesser extent wood pellet markets. Our Pacific Northwest segment relies primarily on domestic customers but also exports a significant volume of timber, particularly to China. Both the Southern and Pacific Northwest Timber segments rely on the strength of U.S. lumber markets as well as underlying housing starts. Our New Zealand Timber segment sells timber to domestic New Zealand wood products mills and also exports a significant portion of its volume to markets in China, South Korea and India. In addition to market dynamics in the Pacific Rim, the New Zealand Timber segment is subject to foreign exchange fluctuations, which can impact the operating results of the segment in U.S. dollar terms.
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

Revenue Recognition for Real Estate Sales
When developed residential or commercial land is sold, the cost of sales includes actual costs incurred and estimates of future development costs benefiting the property sold through completion. When developed land is sold, costs are allocated to each sold unit or lot based upon the relative sales value. For purposes of allocating development costs, estimates of future revenues and development costs are re-evaluated throughout the year, with adjustments being allocated prospectively to the remaining units available for sale.

Discussion of Timber Inventory and Sustainable Yield
See Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield in the 2016 Form 10-K.

Our Timberlands
Our timber operations are disaggregated into three geographically distinct segments: Southern Timber, Pacific Northwest Timber and New Zealand Timber. The following table provides a breakdown of our timberland holdings as of June 30, 2017 and December 31, 2016:

(acres in 000s)	As of June 30, 2017			As of December 31, 2016
	Owned	Leased	Total	Owned	Leased	Total
Southern
Alabama	254	24	278	284	24	308
Arkansas	—	13	13	—	14	14
Florida	282	102	384	281	92	373
Georgia	617	105	722	554	107	661
Louisiana	145	1	146	145	1	146
Mississippi	67	—	67	67	—	67
Oklahoma	92	—	92	92	—	92
South Carolina	18	—	18	—	—	—
Tennessee	1	—	1	1	—	1
Texas	182	—	182	187	—	187
	1,658	245	1,903	1,611	238	1,849

Pacific Northwest
Oregon	61	—	61	61	—	61
Washington	316	1	317	316	1	317
	377	1	378	377	1	378

New Zealand (a)	179	251	430	179	254	433
Total	2,214	497	2,711	2,167	493	2,660

(a)
Represents legal acres owned and leased by the New Zealand JV, in which Rayonier owns a 77% interest. As of June 30, 2017, legal acres in New Zealand were comprised of 294,000 plantable acres and 136,000 non-productive acres.

The following tables detail activity for owned and leased acres in our timberland holdings by state from December 31, 2016 to June 30, 2017:

(acres in 000s)	Acres Owned
	December 31, 2016	Acquisitions	Sales	June 30, 2017
Southern
Alabama	284	—	(30)	254
Florida	281	5	(4)	282
Georgia	554	63	—	617
Louisiana	145	—	—	145
Mississippi	67	—	—	67
Oklahoma	92	—	—	92
South Carolina	—	18	—	18
Tennessee	1	—	—	1
Texas	187	—	(5)	182
	1,611	86	(39)	1,658

Pacific Northwest
Oregon	61	—	—	61
Washington	316	—	—	316
	377	—	—	377

New Zealand (a)	179	—	—	179
Total	2,167	86	(39)	2,214

(a)	Represents legal acres owned by the New Zealand JV, in which Rayonier has a 77% interest.

(acres in 000s)	Acres Leased
	December 31, 2016	New Leases	Leases Sold/ Expired (a)	June 30, 2017
Southern
Alabama	24	—	—	24
Arkansas	14	—	(1)	13
Florida	92	10	—	102
Georgia	107	—	(2)	105
Louisiana	1	—	—	1
	238	10	(3)	245

Pacific Northwest
Washington	1	—	—	1

New Zealand (b)	254	8	(11)	251
Total	493	18	(14)	497

(a)	Includes acres previously under lease that have been harvested or expired.

(b)	Represents legal acres leased by the New Zealand JV, in which Rayonier has a 77% interest.

Results of Operations
Consolidated Results
The following table provides key financial information by segment and on a consolidated basis:

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Information (in millions)	2017	2016	2017	2016
Sales
Southern Timber	$30.8	$29.6	$63.5	$74.4
Pacific Northwest Timber	19.4	16.9	44.2	36.2
New Zealand Timber	77.2	47.7	117.9	83.8
Real Estate
Improved Development	0.1	—	0.1	1.7
Unimproved Development	2.5	—	2.5	0.9
Rural	5.5	7.3	12.2	11.0
Non-Strategic / Timberlands	17.5	0.5	23.1	7.6
Large Dispositions	—	129.5	42.0	129.5
Total Real Estate	25.6	137.3	79.9	150.7
Trading	41.7	30.1	75.7	51.3
Total Sales	$194.7	$261.6	$381.2	$396.4

Operating Income (Loss)
Southern Timber	$9.7	$11.1	$23.6	$26.8
Pacific Northwest Timber	(1.5)	1.1	(2.4)	2.4
New Zealand Timber	26.8	10.0	37.1	14.8
Real Estate (a)	16.1	105.7	45.8	109.9
Trading	1.1	0.6	2.2	1.0
Corporate and other	(5.3)	(6.9)	(10.1)	(10.3)
Operating Income	46.9	121.6	96.2	144.6
Interest Expense, Interest Income and Other	(8.6)	(7.7)	(16.6)	(16.5)
Income Tax Expense	(7.5)	(2.3)	(13.7)	(1.5)
Net Income	30.8	111.6	65.9	126.6
Less: Net income attributable to noncontrolling interest	4.6	1.8	5.9	2.3
Net Income Attributable to Rayonier Inc.	$26.2	$109.8	$60.0	$124.3

Adjusted EBITDA (b)
Southern Timber	$21.6	$21.7	$48.0	$53.9
Pacific Northwest Timber	5.5	4.8	14.9	10.7
New Zealand Timber	41.9	16.4	57.7	27.9
Real Estate	21.5	7.7	30.1	17.4
Trading	1.1	0.6	2.2	1.0
Corporate and Other	(5.2)	(6.2)	(9.2)	(10.3)
Total Adjusted EBITDA	$86.4	$45.0	$143.7	$100.6

(a)	The six months ended June 30, 2017 included $28.2 million from a Large Disposition. The three and six months ended June 30, 2016 included $101.3 million from a Large Disposition.

(b)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended June 30,		Six Months Ended June 30,
Southern Timber Overview	2017	2016	2017	2016
Sales Volume (in thousands of tons)
Pine Pulpwood	764	795	1,587	1,976
Pine Sawtimber	520	334	1,025	862
Total Pine Volume	1,284	1,129	2,612	2,838
Hardwood	73	54	124	104
Total Volume	1,357	1,183	2,736	2,942

Percentage Delivered Sales	20%	27%	20%	25%
Percentage Stumpage Sales	80%	73%	80%	75%

Net Stumpage Pricing (dollars per ton)
Pine Pulpwood	$15.62	$18.31	$16.50	$18.66
Pine Sawtimber	25.66	27.00	26.01	26.95
Weighted Average Pine	$19.68	$20.88	$20.23	$21.18
Hardwood	11.65	10.90	11.36	11.66
Weighted Average Total	$19.25	$20.42	$19.83	$20.83

Summary Financial Data (in millions of dollars)
Sales	$30.8	$29.6	$63.5	$74.4
Less: Cut and Haul	(4.7)	(5.4)	(9.3)	(13.1)
Net Stumpage Sales	$26.1	$24.2	$54.2	$61.3

Operating Income	$9.7	$11.1	$23.6	$26.8
(+) Depreciation, depletion and amortization	11.9	10.6	24.4	27.1
Adjusted EBITDA (a)	$21.6	$21.7	$48.0	$53.9

Other Data
Non-Timber Income (in millions of dollars) (b)	$4.4	$5.3	$10.0	$9.5
Period-End Acres (in thousands)	1,903	1,871	1,903	1,871

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

(b)	Non-Timber Income is presented net of direct charges and excludes allocated overhead.

	Three Months Ended June 30,		Six Months Ended June 30,
Pacific Northwest Timber Overview	2017	2016	2017	2016
Sales Volume (in thousands of tons)
Pulpwood	71	77	160	167
Sawtimber	204	190	514	431
Total Volume	275	267	674	598

Sales Volume (converted to MBF)
Pulpwood	6,745	7,304	15,009	15,904
Sawtimber	26,758	25,552	66,216	55,930
Total Volume	33,503	32,856	81,225	71,834

Percentage Delivered Sales	99%	94%	88%	90%
Percentage Sawtimber Sales	74%	71%	76%	72%

Delivered Log Pricing (in dollars per ton)
Pulpwood	$39.38	$42.97	$39.03	$43.96
Sawtimber	81.93	74.54	78.08	71.00
Weighted Average Log Price	$70.88	$65.27	$68.29	$63.11

Summary Financial Data (in millions of dollars)
Sales	$19.4	$16.9	$44.2	$36.2
Less: Cut and Haul	(9.9)	(8.1)	(20.2)	(16.8)
Net Stumpage Sales	$9.5	$8.8	$24.0	$19.4

Operating (Loss) Income	($1.5)	$1.1	($2.4)	$2.4
(+) Depreciation, depletion and amortization	7.0	3.7	17.3	8.3
Adjusted EBITDA (a)	$5.5	$4.8	$14.9	$10.7

Other Data
Non-Timber Income (in millions of dollars) (b)	$0.9	$0.8	$2.0	$1.6
Period-End Acres (in thousands)	378	379	378	379
Sawtimber (in dollars per MBF)	$638	$558	$623	$553
Estimated Percentage of Export Volume	25%	28%	25%	27%

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

(b)	Non-Timber Income is presented net of direct charges and excludes allocated overhead.

	Three Months Ended June 30,		Six Months Ended June 30,
New Zealand Timber Overview	2017	2016	2017	2016
Sales Volume (in thousands of tons)
Domestic Sawtimber (Delivered)	217	224	413	410
Domestic Pulpwood (Delivered)	104	92	205	186
Export Sawtimber (Delivered)	263	276	443	462
Export Pulpwood (Delivered)	32	20	55	39
Stumpage	—	10	—	10
Total Volume	616	621	1,116	1,106

Delivered Log Pricing (in dollars per ton)
Domestic Sawtimber	$79.04	$71.37	$78.76	$69.22
Domestic Pulpwood	$33.31	$31.80	$34.00	$30.64
Export Sawtimber	$111.05	$96.11	$110.10	$95.40

Summary Financial Data (in millions of dollars)
Sales	$52.9	$47.7	$93.6	$82.0
Less: Cut and Haul	(19.5)	(19.2)	(35.5)	(33.8)
Less: Port and Freight Costs	(9.6)	(7.5)	(15.6)	(12.7)
Net Stumpage Sales	$23.8	$21.1	$42.5	$35.4

Land Sales	24.3	—	24.3	1.8
Total Sales	$77.2	$47.7	$117.9	$83.8

Operating Income	$26.8	$10.0	$37.1	$14.8
(-) Non-operating expense	(0.4)	—	(0.3)	—
(+) Depreciation, depletion and amortization (a)	15.5	6.4	20.8	11.3
(+) Non-cash cost of land sold	—	—	0.1	1.8
Adjusted EBITDA (b)	$41.9	$16.4	$57.7	$27.9

Other Data
Non-timber Income / Carbon credits ($ in MMs)	$0.1	$0.9	$0.2	$1.0
New Zealand Dollar to U.S. Dollar Exchange Rate (c)	0.6985	0.6866	0.7067	0.6756
Net Plantable Period-End Acres (in thousands)	294	299	294	299
Export Sawtimber (in dollars per JAS m3)	$129.06	$111.71	$127.97	$110.88
Domestic Sawtimber (in $NZD per tonne)	$124.47	$114.34	$122.70	$112.51

(a)	The three and six months ended June 30, 2017 includes $8.9 million of DD&A related to timberland sales.

(b)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

(c)	Represents the average period rate.

	Three Months Ended June 30,		Six Months Ended June 30,
Real Estate Overview	2017	2016	2017	2016
Sales (in millions of dollars)
Improved Development (a)	$0.1	—	$0.1	$1.7
Unimproved Development	2.5	—	2.5	0.9
Rural	5.5	7.3	12.2	11.0
Non-Strategic / Timberlands	17.5	0.5	23.1	7.6
Large Dispositions (b)	—	129.5	42.0	129.5
Total Sales	$25.6	$137.3	$79.9	$150.7

Acres Sold
Improved Development (a)	1	—	1	47
Unimproved Development	130	—	130	48
Rural	1,728	2,666	4,012	4,111
Non-Strategic / Timberlands	5,733	252	9,656	6,382
Large Dispositions (b)	—	55,320	24,954	55,320
Total Acres Sold	7,592	58,238	38,753	65,908

Gross Price per Acre (dollars per acre)
Improved Development (a)	$324,427	—	$324,427	$37,353
Unimproved Development	19,195	—	19,195	18,000
Rural	3,178	2,711	3,049	2,654
Non-Strategic / Timberlands	3,050	2,161	2,390	1,195
Large Dispositions (b)	—	2,342	1,681	2,342
Weighted Average (Total) (c)	$3,411	$2,664	$2,771	$1,996
Weighted Average (Adjusted) (d)	$3,356	$2,664	$2,741	$1,840

Sales (Excluding Large Dispositions)	$25.6	$7.8	$37.9	$21.2

Operating Income	$16.1	$105.7	$45.8	$109.9
(+) Depreciation, depletion and amortization	2.6	1.6	5.2	4.8
(+) Non-cash cost of land and improved development	2.8	1.7	7.3	4.0
(–) Large Dispositions (b)	—	(101.3)	(28.2)	(101.3)
Adjusted EBITDA (e)	$21.5	$7.7	$30.1	$17.4

(a)
Reflects land with capital invested in infrastructure improvements. Sales for the three and six months ended June 30, 2017 are presented net of $0.3 million of deferred revenue adjustments due to remaining performance obligations. Price per acre is calculated on gross sales of $0.4 million.

(b)
Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have a demonstrable premium relative to timberland value. In January 2017, the Company completed a disposition of approximately 25,000 acres located in Alabama for a sale price and gain of approximately $42.0 million and $28.2 million, respectively. In April 2016, the Company completed a disposition of approximately 55,000 acres in Washington for a sale price and gain of approximately $129.5 million and $101.3 million, respectively.

(c)	Excludes Large Dispositions.

(d)	Excludes Improved Development and Large Dispositions.

(e)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators below.

	Three Months Ended June 30,		Six Months Ended June 30,
Capital Expenditures By Segment (in millions of dollars)	2017	2016	2017	2016
Timber Capital Expenditures
Southern Timber
Reforestation, silviculture and other capital expenditures	$2.7	$4.4	$5.9	$7.5
Property taxes	1.8	1.7	4.4	3.6
Lease payments	0.7	0.7	2.5	2.7
Allocated overhead	0.8	1.1	1.8	2.1
Subtotal Southern Timber	$6.0	$7.9	$14.6	$15.9
Pacific Northwest Timber
Reforestation, silviculture and other capital expenditures	2.0	0.7	3.9	3.0
Property taxes	0.2	0.2	0.4	0.3
Allocated overhead	0.5	0.3	1.0	0.7
Subtotal Pacific Northwest Timber	$2.7	$1.2	$5.3	$4.0
New Zealand Timber
Reforestation, silviculture and other capital expenditures	2.5	2.1	3.9	3.4
Property taxes	0.2	0.2	0.4	0.3
Lease payments	1.4	0.9	2.0	1.3
Allocated overhead	0.7	0.6	1.4	1.2
Subtotal New Zealand Timber	$4.8	$3.8	$7.7	$6.2
Total Timber Segments Capital Expenditures	$13.5	$12.9	$27.6	$26.1
Real Estate	0.3	—	0.4	0.1
Corporate	1.6	—	1.8	—
Total Capital Expenditures	$15.4	$12.9	$29.8	$26.2

Timberland Acquisitions
Southern Timber	$213.8	—	$214.3	$14.3
Pacific Northwest Timber	—	262.3	1.5	262.3
New Zealand Timber	12.1	—	21.4	—
Subtotal Timberland Acquisitions	$225.9	$262.3	$237.2	$276.6

Real Estate Development Investments	$3.4	$1.3	$5.6	$3.0
Rayonier Office Building	$3.0	$1.0	$5.6	$1.2

The following tables summarize sales, operating income and Adjusted EBITDA variances for June 30, 2017 versus June 30, 2016 (millions of dollars):

Sales	Southern Timber	Pacific Northwest Timber	New Zealand Timber		Real Estate		Trading	Total
Three Months Ended June 30, 2016	$29.6	$16.9	$47.7		$137.3		$30.1	$261.6
Volume/Mix	4.4	0.4	(1.0)		12.4		6.1	22.3
Price	(3.2)	2.1	5.8		5.7		5.5	15.9
Foreign exchange (a)	—	—	0.4		—		—	0.4
Other	—	—	24.3	(b)	(129.8)	(c)	—	(105.5)
Three Months Ended June 30, 2017	$30.8	$19.4	$77.2		$25.6		$41.7	$194.7

(a)    Net of currency hedging impact.
(b)    New Zealand Timber includes $24.3 million of timberland sales.
(c)    Real Estate includes $129.5 million of sales from a Large Disposition in 2016.

Sales	Southern Timber	Pacific Northwest Timber	New Zealand Timber		Real Estate		Trading	Total
Six Months Ended June 30, 2016	$74.4	$36.2	$83.8		$150.7		$51.3	$396.4
Volume/Mix	(5.2)	4.6	(0.3)		6.3		15.1	20.5
Price	(5.7)	3.4	10.0		10.7		9.3	27.7
Foreign exchange (a)	—	—	2.0		—		—	2.0
Other	—	—	22.4	(b)	(87.8)	(c)	—	(65.4)
Six Months Ended June 30, 2017	$63.5	$44.2	$117.9		$79.9		$75.7	$381.2

(a)    Net of currency hedging impact.
(b)    New Zealand Timber includes $24.3 million of timberland sales in 2017, offset by $1.8 million of timberland sales in 2016.
(c)    Real Estate includes $42.0 million of sales from Large Dispositions in 2017, offset by $129.5 million of sales from Large Dispositions in 2016.

Operating Income	Southern Timber	Pacific Northwest Timber	New Zealand Timber		Real Estate		Trading	Corporate and Other	Total
Three Months Ended June 30, 2016	$11.1	$1.1	$10.0		$105.7		$0.6	($6.9)	$121.6
Volume/Mix	2.1	0.1	(1.2)		7.0		—	—	8.0
Price	(1.6)	0.3	4.0		5.7		—	—	8.4
Cost	(1.1)	0.1	(0.6)		0.4		0.5	1.6	0.9
Non-timber income	(0.9)	0.2	(0.7)		—		—	—	(1.4)
Foreign exchange (a)	—	—	0.6		—		—	—	0.6
Depreciation, depletion & amortization	0.1	(3.3)	(0.1)		1.3		—	—	(2.0)
Non-cash cost of land and improved development	—	—	—		1.3		—	—	1.3
Other	—	—	14.8	(b)	(105.3)	(c)	—	—	(90.5)
Three Months Ended June 30, 2017	$9.7	($1.5)	$26.8		$16.1		$1.1	($5.3)	$46.9

(a)    Net of currency hedging impact.
(b)    New Zealand Timber includes $14.8 million of income from timberland sales in Q2 2017.
(c)    Real Estate includes $101.3 million of operating income from a Large Dispositions in 2016 and the receipt of a $4.0 million deferred payment related to a prior land sale in 2016.

Operating Income	Southern Timber	Pacific Northwest Timber	New Zealand Timber		Real Estate		Trading	Corporate and Other	Total
Six Months Ended June 30, 2016	$26.8	$2.4	$14.8		$109.9		$1.0	($10.3)	$144.6
Volume/Mix	(2.3)	0.9	(1.1)		3.6		—	—	1.1
Price	(2.8)	2.1	7.9		10.7		—	—	17.9
Cost	0.5	(0.3)	(0.8)		0.1		1.2	0.2	0.9
Non-timber income	0.6	0.4	(0.7)		—		—	—	0.3
Foreign exchange (a)	—	—	1.7		—		—	—	1.7
Depreciation, depletion & amortization	0.8	(7.9)	(0.1)		1.0		—	—	(6.2)
Non-cash cost of land and improved development	—	—	—		(2.4)		—	—	(2.4)
Other	—	—	15.4	(b)	(77.1)	(c)	—	—	(61.7)
Six Months Ended June 30, 2017	$23.6	($2.4)	$37.1		$45.8		$2.2	($10.1)	$96.2

(a)    Net of currency hedging impact.
(b)    New Zealand Timber includes $14.8 million of income from timberland sales in 2017 and $0.4 million from a settlement received in 2017.

(c)
Real Estate includes $28.2 million of operating income from Large Dispositions, offset by $101.3 million of operating income from Large Dispositions in 2016 and the receipt of a $4.0 million deferred payment related to a prior land sale in 2016.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber		Real Estate		Trading	Corporate and Other	Total
Three Months Ended June 30, 2016	$21.7	$4.8	$16.4		$7.7		$0.6	($6.2)	$45.0
Volume/Mix	3.5	0.1	(1.2)		12.0		—	—	14.4
Price	(1.6)	0.3	4.0		5.7		—	—	8.4
Cost	(1.1)	0.1	(0.6)		0.4		0.5	1.0	0.3
Non-timber income	(0.9)	0.2	(0.7)		—		—	—	(1.4)
Foreign exchange (b)	—	—	0.2		—		—	—	0.2
Other	—	—	23.8	(c)	(4.3)	(d)	—	—	19.5
Three Months Ended June 30, 2017	$21.6	$5.5	$41.9		$21.5		$1.1	($5.2)	$86.4

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators below.

(b)	Net of currency hedging impact.

(c)	New Zealand Timber includes $24.3 million of timberland sold less cash costs of $0.5 million in Q2 2017.

(d)	Real Estate includes the receipt of a $4.0 million deferred payment related to a prior land sale in 2016.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber		Real Estate		Trading	Corporate and Other	Total
Six Months Ended June 30, 2016	$53.9	$10.7	$27.9		$17.4		$1.0	($10.3)	$100.6
Volume/Mix	(4.2)	2.0	(1.0)		6.2		—	—	3.0
Price	(2.8)	2.1	7.9		10.7		—	—	17.9
Cost	0.5	(0.3)	(0.8)		0.1		1.2	1.1	1.8
Non-timber income	0.6	0.4	(0.7)		—		—	—	0.3
Foreign exchange (b)	—	—	2.0		—		—	—	2.0
Other	—	—	22.4	(c)	(4.3)	(d)	—	—	18.1
Six Months Ended June 30, 2017	$48.0	$14.9	$57.7		$30.1		$2.2	($9.2)	$143.7

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators below.

(b)	Net of currency hedging impact.

(c)
New Zealand Timber includes $24.3 million of timberland sold in 2017 less cash costs of $0.5 million and $0.4 million of operating income from a settlement received in 2017, offset by $1.8 million of timberland sold in 2016.

(d)	Real Estate includes the receipt of a $4.0 million deferred payment related to a prior land sale in 2016.

Southern Timber
Second quarter sales of $30.8 million increased $1.2 million, or 4%, versus the prior year period. Harvest volumes increased 15% to 1.36 million tons versus 1.18 million tons in the prior year period, primarily due to our recent acquisitions in Georgia and South Carolina. Average pine sawtimber stumpage prices decreased 5% to $25.66 per ton versus $27.00 per ton in the prior year period, while average pine pulpwood stumpage prices decreased 15% to $15.62 per ton versus $18.31 per ton in the prior year period. The decrease in average sawtimber and pulpwood prices was due to a combination of factors including salvage timber sales from the West Mims fire, lower demand for higher-value plylogs and overall price decreases from additional supply resulting from extended drought conditions. Overall, weighted-average stumpage prices (including hardwood) decreased 6% to $19.25 per ton versus $20.42 per ton in the prior year period. Operating income of $9.7 million decreased $1.4 million versus the prior year period due to lower weighted-average stumpage prices ($1.6 million), costs related to the West Mims fire ($1.1 million), higher franchise taxes ($0.3 million) and lower non-timber income ($0.9 million), which were partially offset by higher volumes ($2.1 million), lower depreciation ($0.1 million) and lower overhead and pension expense ($0.3 million). Second quarter Adjusted EBITDA of $21.6 million was $0.1 million below the prior year period.
Year-to-date sales of $63.5 million decreased $10.9 million, or 15%, versus the prior year period. Harvest volumes decreased 7% to 2.7 million tons versus 2.9 million tons in the prior year period. The decrease in harvest volumes is largely attributable to an extraordinarily strong first quarter last year in which stumpage customers harvested volume early in the year. Average pine sawtimber stumpage prices decreased 3% to $26.01 per ton versus $26.95 per ton in the prior year period, while average pine pulpwood stumpage prices decreased 12% to $16.50 per ton versus $18.66 per ton in the prior year period. The modest decrease in average sawtimber prices was driven by lower demand in the Gulf states, while the decrease in average pulpwood prices was driven by increased supply across all regions due to dry weather conditions and reduced demand in certain regions due to mill outages. Overall, weighted-average stumpage prices (including hardwood) decreased 5% to $19.83 per ton versus $20.83 per ton in the prior year period. Operating income of $23.6 million decreased $3.2 million versus the prior year period due to lower weighted-average stumpage prices ($2.8 million) and lower volumes ($2.3 million), which were partially offset by lower depletion rates ($0.8 million), higher non-timber income ($0.6 million) and lower overhead and other costs ($0.5 million). Year-to-date Adjusted EBITDA of $48.0 million was $5.9 million below the prior year period.
Pacific Northwest Timber
Second quarter sales of $19.4 million increased $2.5 million, or 15%, versus the prior year period. Harvest volumes increased 3% to 275,000 tons versus 267,000 tons in the prior year period. Average delivered sawtimber prices increased 10% to $81.93 per ton versus $74.54 per ton in the prior year period, while average delivered pulpwood prices decreased 8% to $39.38 per ton versus $42.97 per ton in the prior year period. The increase in average sawtimber prices was due to stronger export and domestic sawtimber markets as well as a favorable species mix driven by our Menasha acquisition. The decrease in average pulpwood prices was due to an increase in volume from a lower-priced region. Operating loss of $1.5 million versus operating income of $1.1 million in the prior year period was primarily due to higher depletion rates resulting from our Menasha acquisition ($3.3 million), which were partially offset by higher prices ($0.3 million), higher volumes ($0.1 million), higher non-timber income ($0.2 million) and lower overhead and pension expense ($0.1 million). Second quarter Adjusted EBITDA of $5.5 million was $0.7 million above the prior year period.
Year-to-date sales of $44.2 million increased $8.0 million, or 22%, versus the prior year period. Harvest volumes increased 13% to 674,000 tons versus 598,000 tons in the prior year period. Average delivered sawtimber prices increased 10% to $78.08 per ton versus $71.00 per ton in the prior year period, while average delivered pulpwood prices decreased 11% to $39.03 per ton versus $43.96 per ton in the prior year period. The increase in average sawtimber prices was due to stronger export and domestic sawtimber markets as well as a favorable species mix. The decrease in average pulpwood prices was due to an increase in volume from a lower-priced region and an increase in wood chip residuals from lumber mills, which in turn reduced the demand for pulpwood logs. Operating loss of $2.4 million versus operating income of $2.4 million in the prior year period was primarily due to higher depletion rates resulting from our Menasha acquisition ($7.9 million) and higher overhead and road maintenance costs ($0.3 million), which were partially offset by higher prices ($2.1 million), higher volumes ($0.9 million) and higher non-timber income ($0.4 million). Year-to-date Adjusted EBITDA of $14.9 million was $4.2 million above the prior year period.

New Zealand Timber
Second quarter sales of $77.2 million (which included timberland sales of $24.3 million) increased $29.5 million, or 62%, versus the prior year period. Harvest volumes decreased 1% to 616,000 tons versus 621,000 tons in the prior year period. Average delivered prices for export sawtimber increased 16% to $111.05 per ton versus $96.11 per ton in the prior year period, while average delivered prices for domestic sawtimber increased 11% to $79.04 per ton versus $71.37 per ton in the prior year period. The increase in export sawtimber prices was primarily due to stronger demand from China. The increase in domestic sawtimber prices (in U.S. dollar terms) was driven by strong demand for construction materials and a modest rise in the NZ$/US$ exchange rate (US$0.70 per NZ$1.00 versus US$0.69 per NZ$1.00). Excluding the impact of foreign exchange rates, domestic sawtimber prices increased 9% from the prior year period. Operating income of $26.8 million increased $16.8 million versus the prior year period due to higher prices ($4.0 million), favorable foreign exchange impacts ($0.6 million) and higher income from timberland sales ($14.8 million), which were partially offset by volume/mix changes ($1.2 million), lower carbon sales ($0.7 million), higher depreciation ($0.1 million) and higher forest management and overhead costs ($0.6 million). Second quarter Adjusted EBITDA of $41.9 million was $25.5 million above the prior year period.
Year-to-date sales of $117.9 million increased $34.1 million, or 41%, versus the prior year period due to higher domestic and export product prices. Harvest volumes were comparable to the prior year period at 1.12 million tons. Average delivered prices for export sawtimber increased 15% to $110.10 per ton versus $95.40 per ton in the prior year period, while average delivered prices for domestic sawtimber increased 14% to $78.76 per ton versus $69.22 in the prior year period. The increase in export sawtimber prices was primarily due to stronger demand from China, while the increase in domestic sawtimber prices (in U.S. dollar terms) was driven primarily by stronger local demand for construction materials and the modest rise in the NZ$/US$ exchange rate (US$0.71 per NZ versus US$0.68 per NZ$1.00). Excluding the impact of foreign exchange rates, domestic sawtimber prices increased 9% from the prior year period. Operating income of $37.1 million increased $22.3 million versus the prior year period due to higher prices ($7.9 million), favorable foreign exchange impacts ($1.7 million), higher income from land sales ($14.8 million) and higher other income ($0.6 million), which were partially offset by changes in mix ($1.1 million), lower carbon sales ($0.7 million), higher depreciation ($0.1 million) and higher forest management costs ($0.8 million). Year-to-date Adjusted EBITDA of $57.7 million was $29.8 million above the prior year period.
Real Estate
Second quarter sales of $25.6 million decreased $111.7 million versus the prior year period, while operating income of $16.1 million decreased $89.6 million versus the prior year period. The prior year second quarter sales and operating income included $129.5 million and $101.3 million, respectively, from Large Dispositions. Sales and operating income decreased in the second quarter due to lower volumes (7,592 acres sold versus 58,238 acres sold in the prior year period), partially offset by higher weighted average prices ($3,411 per acre versus $2,358 per acre in the prior year period). Second quarter Adjusted EBITDA of $21.5 million was $13.8 million above the prior year period.
Improved Development closings of $0.4 million in the second quarter consisted of our first sale in the Wildlight development, a 1.3-acre commercial site for approximately $324,000 per acre. Based on ongoing site development obligations, $0.1 million was recognized as revenue in the second quarter. Unimproved Development sales of $2.5 million consisted of a 130-acre tract in St. John’s County, Florida for $19,195 per acre. Rural sales of $5.5 million were comprised of 1,728 acres at an average price of $3,178 per acre. This compares to the prior year quarter of 2,666 acres at an average price of $2,711 per acre. Non-strategic / Timberland sales of $17.5 million were comprised of 5,733 acres at an average price of $3,050 per acre, including a conservation sale of 1,994 acres in St. John’s County, Florida for $3,200 per acre as well as a timberland sale of 1,327 acres in Nassau County, Florida for $4,000 per acre. This compares to the prior year quarter of 252 acres at an average price of $2,161 per acre.
Year-to-date sales of $79.9 million decreased $70.8 million versus the prior year period, while operating income of $45.8 million decreased $64.1 million versus the prior year period. Year-to-date sales and operating income include $42.0 million and $28.2 million, respectively, from Large Dispositions in 2017 and $129.5 million and $101.3 million in the prior year period. Sales and operating income decreased in the first six months due to lower volumes (38,753 acres sold versus 65,908 acres sold in the prior year period) in addition to lower weighted average prices ($2,069 per acre versus $2,286 per acre in the prior year period). Year-to-date operating income also decreased due to the receipt of a $4.0 million deferred payment in 2016 with respect to a prior land sale. Year-to-date Adjusted EBITDA of $30.1 million increased $12.7 million above the prior year period.

Trading
Second quarter sales of $41.7 million increased $11.6 million versus the prior year period due to higher volumes and prices. Sales volumes increased 21% to 386,000 tons versus 320,000 tons in the prior year period due to increased volume from existing suppliers and stumpage blocks purchased from third-parties, coupled with improving export market demand. Average prices increased 15% to $108.06 per ton versus $93.69 per ton in the prior year period primarily due to stronger demand from China. Operating income of $1.1 million increased $0.5 million versus the prior year period.
Year-to-date sales of $75.7 million increased $24.4 million versus the prior year period due to higher volumes and prices. Sales volumes increased 29% to 708,000 tons versus 548,000 tons in the prior year period due to increased volume from existing suppliers and stumpage blocks purchased from third-parties, coupled with improving export market demand. Average prices increased 14% to $106.86 per ton versus $93.85 per ton in the prior year period primarily due to stronger demand from China. Operating income of $2.2 million increased $1.2 million versus the prior year period.
Other Items
Corporate and Other Expense/Eliminations
Second quarter corporate and other operating expenses of $5.3 million decreased $1.6 million versus the prior year period due to lower costs related to shareholder litigation ($0.6 million) and the prior year period transaction costs related to the Menasha acquisition ($1.2 million), which were partially offset by higher selling, general and administrative expenses ($0.2 million) due to increased benefit expenses. Year-to-date corporate and other operating expense of $10.1 million decreased $0.2 million versus the prior year period due to lower costs related to shareholder litigation ($0.3 million) and the prior year period transaction costs related to the Menasha acquisition ($1.2 million), which were partially offset by the prior year first quarter gain on foreign currency derivatives ($1.2 million) and higher selling, general and administrative expenses ($.1 million) due to increased benefit expenses. Costs related to shareholder litigation include expenses incurred as a result of the securities litigation and the shareholder derivative demands. See Note 8 — Contingencies. In addition, these costs include the costs associated with the Company’s response to a subpoena it received from the SEC in November 2014. In July 2016, the Division of Enforcement of the SEC notified the Company that it had concluded its investigation into the Company.
Interest Expense
Second quarter interest expense of $8.6 million increased $0.6 million versus the prior year period. Year-to-date interest expense of $17.0 million increased $2.0 million versus the prior year period. The increase in second quarter and year-to-date interest expense was due to higher outstanding debt versus the prior year periods.
Income Tax Expense
Second quarter income tax expense of $7.5 million increased $5.2 million versus the prior year period. Year-to date income tax expense of $13.7 million increased $12.2 million versus the prior year period. The increase in second quarter and year-to-date income tax expense versus the prior year periods was due to improved results from the New Zealand JV, which is the primary driver of income tax expense.
Outlook
Based on our solid first half results, the timberland sale contribution from the New Zealand Timber segment, and our expectations for the balance of the year, we now anticipate full-year net income attributable to Rayonier of $79 to $83 million and Adjusted EBITDA of $255 to $270 million. In our Southern Timber segment, we expect harvest levels to be at the higher end of prior guidance based on our recent acquisitions, while near-term product pricing will continue to be impacted by additional fire salvage volume and changes in regional mix as our summer harvest shifts more heavily to the Gulf States region. In our Pacific Northwest Timber segment, we expect continued strength in sawtimber prices as export and domestic markets continue to improve. In our New Zealand Timber segment, we expect continued strong performance driven by sustained levels of demand in both domestic and export markets. In our Real Estate segment, following a strong second quarter, we expect relatively light closings in the third quarter followed by a strong fourth quarter. We are pleased to have completed our first closing in the Wildlight development and are encouraged by the growing interest in this project.

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
Summary of Liquidity and Financing Commitments

	June 30,	December 31,
(millions of dollars)	2017	2016
Cash and cash equivalents	$136.6	$85.9
Total debt (a)	1,068.4	1,065.5
Shareholders’ equity	1,668.1	1,496.9
Total capitalization (total debt plus equity)	2,736.5	2,562.4
Debt to capital ratio	39%	42%
Net debt to enterprise value (b)	20%	23%

(a)	Total debt as of June 30, 2017 includes $31.5 million of short-term borrowings in addition to $1,036.9 million of long-term borrowings, gross of $3.3 million of deferred financing costs.

(b)	Enterprise value is calculated as the number of shares outstanding multiplied by the Company’s share price plus net debt as of June 30, 2017 and December 31, 2016.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2017 and 2016.

(millions of dollars)	2017	2016
Cash provided by (used for):
Operating activities	$128.3	$77.0
Investing activities	(175.3)	(165.2)
Financing activities	95.7	165.2
Cash Provided by Operating Activities
Cash provided by operating activities increased $51.3 million primarily due to higher operating results.
Cash Used for Investing Activities
Cash used for investing activities increased $10.1 million compared to 2016 primarily due to an increase in capital expenditures of $3.6 million, an increase in real estate development investments of $2.6 million, an increase in spending on the construction of the Company’s office building of $4.4 million and a decrease in net proceeds from Large Dispositions of $85.0 million. These amounts were partially offset by an increase in use of restricted cash of $41.9 million and a decrease in timberland acquisitions of $39.4 million.
Cash Provided by Financing Activities
Cash provided by financing activities decreased $69.5 million from the prior year period primarily due to a decrease in net debt issuances of $223.8 million and an increase in dividends paid of $1.4 million. These amounts were partially offset by an increase in equity issuances of $155.0 million and a decrease in common shares repurchases of $0.7 million.

Expected 2017 Expenditures
Capital expenditures in 2017 are expected to be between $67 and $70 million, excluding capital expenditures related to the office building and any strategic timberland acquisitions we may make. Capital expenditures are expected to be comprised primarily of seedling planting, fertilization and other silvicultural activities, property taxes, lease payments, allocated overhead and other capitalized costs. Aside from capital expenditures, we may also acquire timberland as we actively evaluate acquisition opportunities.
Real estate development investments in 2017 are expected to be between $17 and $20 million. Expected real estate development investments are primarily related to Wildlight, our mixed-use community development project located north of Jacksonville at the interchange of I-95 and State Road A1A.
We are currently constructing a new headquarters building located in the Wildlight development project. The new office will allow us to consolidate three existing leased offices in Jacksonville and Fernandina Beach, Florida into one location and also serve as a catalyst for the Wildlight project. Construction costs of this building incurred in 2017 are expected to be approximately $6 to $7 million.
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

We reconcile Adjusted EBITDA to Net Income for the consolidated Company and to Operating Income for the Segments, as those are the most comparable GAAP measures for each. The following table provides a reconciliation of Net Income to Adjusted EBITDA for the respective periods (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Income to Adjusted EBITDA Reconciliation
Net income	$30.8	$111.6	$65.9	$126.6
Interest, net	8.2	7.7	16.3	16.5
Income tax expense	7.5	2.3	13.7	1.5
Depreciation, depletion and amortization	37.1	22.4	67.9	51.7
Non-cash cost of land and improved development	2.8	1.7	7.4	5.8
Costs related to shareholder litigation (a)	—	0.6	0.7	1.0
Gain on foreign currency derivatives (b)	—	—	—	(1.2)
Large Dispositions (c)	—	(101.3)	(28.2)	(101.3)
Adjusted EBITDA	$86.4	$45.0	$143.7	$100.6

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

(c)
Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have a demonstrable premium relative to timberland value. In January 2017, the Company completed a disposition of approximately 25,000 acres located in Alabama for a sale price and gain of approximately $42.0 million and $28.2 million, respectively. In April 2016, a disposition of approximately 55,000 acres located in Washington was completed for a sales price and gain of approximately $129.5 million and $101.3 million, respectively.

The following tables provide a reconciliation of Operating Income (Loss) by segment to Adjusted EBITDA by segment for the respective periods (in millions of dollars):

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and other	Total
June 30, 2017
Operating income (loss)	$9.7	($1.5)	$26.8	$16.1	$1.1	($5.3)	$46.9
Non-operating expense	—	—	(0.4)	—	—	—	(0.4)
Depreciation, depletion and amortization	11.9	7.0	15.5	2.6	—	0.1	37.1
Non-cash cost of land and improved development	—	—	—	2.8	—	—	2.8
Adjusted EBITDA	$21.6	$5.5	$41.9	$21.5	$1.1	($5.2)	$86.4

June 30, 2016
Operating income (loss)	$11.1	$1.1	$10.0	$105.7	$0.6	($6.9)	$121.6
Depreciation, depletion and amortization	10.6	3.7	6.4	1.6	—	0.1	22.4
Non-cash cost of land and improved development	—	—	—	1.7	—	—	1.7
Costs related to shareholder litigation (a)	—	—	—	—	—	0.6	0.6
Large Dispositions (b)	—	—	—	(101.3)	—	—	(101.3)
Adjusted EBITDA	$21.7	$4.8	$16.4	$7.7	$0.6	($6.2)	$45.0

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

(b)
Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have a demonstrable premium relative to timberland value. In April 2016, the Company completed a disposition of approximately 55,000 acres located in Washington for a sales price and gain of approximately $129.5 million and $101.3 million, respectively.

Six Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and other	Total
June 30, 2017
Operating income (loss)	$23.6	($2.4)	$37.1	$45.8	$2.2	($10.1)	$96.2
Non-operating expense	—	—	(0.3)	—	—	—	(0.3)
Depreciation, depletion and amortization	24.4	17.3	20.8	5.2	—	0.2	67.9
Non-cash cost of land and improved development	—	—	0.1	7.3	—	—	7.4
Costs related to shareholder litigation (a)	—	—	—	—	—	0.7	0.7
Large Dispositions (b)	—	—	—	(28.2)	—	—	(28.2)
Adjusted EBITDA	$48.0	$14.9	$57.7	$30.1	$2.2	($9.2)	$143.7

June 30, 2016
Operating income (loss)	$26.8	$2.4	$14.8	$109.9	$1.0	($10.3)	$144.6
Depreciation, depletion and amortization	27.1	8.3	11.3	4.8	—	0.2	51.7
Non-cash cost of land and improved development	—	—	1.8	4.0	—	—	5.8
Costs related to shareholder litigation (a)	—	—	—	—	—	1.0	1.0
Gain on foreign currency derivatives (c)	—	—	—	—	—	(1.2)	(1.2)
Large Dispositions (b)	—	—	—	(101.3)	—	—	(101.3)
Adjusted EBITDA	$53.9	$10.7	$27.9	$17.4	$1.0	($10.3)	$100.6

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

(b)
Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have a demonstrable premium relative to timberland value. In January 2017, the Company completed a disposition of approximately 25,000 acres located in Alabama for a sale price and gain of approximately $42.0 million and $28.2 million, respectively. In April 2016, a disposition of approximately 55,000 acres located in Washington was completed for a sales price and gain of approximately $129.5 million and $101.3 million, respectively.

(c)
Gain on foreign currency derivatives is the gain resulting from the foreign exchange derivatives used by the Company to mitigate the risk of fluctuations in foreign exchange rates while awaiting the capital contribution to the New Zealand JV.

The following table provides a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Six Months Ended June 30,
	2017	2016
Cash provided by operating activities	$128.3	$77.0
Capital expenditures (a)	(29.8)	(26.2)
Working capital and other balance sheet changes	(1.5)	6.4
CAD	97.0	57.2
Mandatory debt repayments	—	—
CAD after mandatory debt repayments	$97.0	$57.2

Cash used for investing activities	($175.3)	($165.2)
Cash provided by (used for) financing activities	$95.7	$165.2

(a)
Capital expenditures exclude timberland acquisitions of $237.2 million and $276.6 million and spending on the Rayonier office building of $5.6 million and $1.2 million during the six months ended June 30, 2017 and June 30, 2016, respectively.

Liquidity Facilities
2017 Debt Activity
During the six months ended June 30, 2017, the Company made additional borrowings of $25.0 million on the Revolving Credit Facility. A draw of $15.0 million during the first quarter was used to repay the $15.0 million solid waste bonds that were due in 2020 and an additional draw of $10.0 million made in the second quarter was used to partially fund the acquisition of 91,000 acres in coastal Florida, Georgia and South Carolina. As of June 30, 2017, the Company had available borrowings of $135.5 million under the Revolving Credit Facility, net of $14.5 million to secure its outstanding letters of credit.
In addition, the New Zealand JV made additional borrowings and repayments of $38.4 million on the working capital facility (the “New Zealand JV Working Capital Facility”). As of June 30, 2017, draws totaling NZ$40.0 million remain available on the working capital facility. The New Zealand JV also paid $7.6 million of its shareholder loan held by the non-controlling interest party during the six months ended June 30, 2017. Changes in exchange rates increased debt on a U.S. dollar basis for its shareholder loan by $0.7 million.

Off-Balance Sheet Arrangements
We utilize off-balance sheet arrangements to provide credit support for certain suppliers and vendors in case of their default on critical obligations, and collateral for certain self-insurance programs that we maintain. These arrangements consist of standby letters of credit and surety bonds. As part of our ongoing operations, we also periodically issue guarantees to third parties. Off-balance sheet arrangements are not considered a source of liquidity or capital resources and do not expose us to material risks or material unfavorable financial impacts. See Note 9 — Guarantees for details on the letters of credit, surety bonds and guarantees as of June 30, 2017.

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
The following table aggregates our contractual financial obligations as of June 30, 2017 and anticipated cash spending by period:

Contractual Financial Obligations (in millions)	Total	Payments Due by Period
		Remaining 2017	2018-2019	2020-2021	Thereafter
Long-term debt (a)	$1,037	—	—	$50	$987
Current maturities of long-term debt	32	32	—	—	—
Interest payments on long-term debt (b)	207	16	63	62	66
Operating leases — timberland	194	4	18	17	155
Operating leases — PP&E, offices	5	1	2	1	1
Commitments — derivatives (c)	42	3	11	11	17
Commitments — other (d)	2	2	—	—	—
Total contractual cash obligations	$1,519	$58	$94	$141	$1,226

(a)
The book value of long-term debt, net of deferred financing costs, is currently recorded at $1,033.6 million on the Company’s Consolidated Balance Sheet, but upon maturity the liability will be $1,036.9 million.

(b)	Projected interest payments for variable rate debt were calculated based on outstanding principal amounts and interest rates as of June 30, 2017.

(c)
Commitments represent payments expected to be made on derivative financial instruments (foreign exchange contracts and interest rate swaps). See Note 11 — Derivative Financial Instruments and Hedging Activities.

(d)	Commitments include payments expected to be made on the construction of the Company’s office building and Wildlight development project.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
As of June 30, 2017 we had $700 million of U.S. long-term variable rate debt. Our primary interest rate exposure on variable rate debt results from changes in LIBOR. However, we use interest rate swaps to manage our exposure to interest rate movements on our term credit agreement by swapping existing borrowings from floating rates to fixed rates. The notional amount of outstanding interest rate swap contracts at June 30, 2017 was $650 million. The Term Credit Agreement and associated interest rate swaps mature in August 2024 and the Incremental Term Loan agreement and associated interest rate swaps mature in May 2026. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in a corresponding increase/decrease of approximately $0.5 million in interest payments and expense over a 12 month period.
The fair market value of our U.S. long-term fixed interest rate debt is also subject to interest rate risk. The estimated fair value of our long-term fixed-rate debt at June 30, 2017 was $329.9 million compared to the $325 million principal amount. We use interest rates of debt with similar terms and maturities to estimate the fair value of our debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at June 30, 2017 would result in a corresponding decrease/increase in the fair value of our long-term fixed-rate debt of approximately $14 million.
We estimate the periodic effective interest rate on U.S. long-term fixed and variable rate debt for the second quarter was approximately 3.3% after consideration of interest rate swaps and estimated patronage payments, excluding unused commitment fees on the revolving credit facility.
The functional currency of the Company’s New Zealand-based operations and New Zealand JV is the New Zealand dollar. Through these operations and our ownership in the New Zealand JV, we are exposed to foreign currency risk on cash held in foreign currencies, shareholder loan payments which are denominated in U.S. dollars and on foreign export sales and ocean freight payments that are predominantly denominated in U.S. dollars. To mitigate these risks, the New Zealand JV routinely enters into foreign currency exchange contracts and foreign currency option contracts to hedge a portion of the New Zealand JV’s foreign exchange exposure. At June 30, 2017, the New Zealand JV had foreign currency exchange contracts representing 48% of forecasted shareholder distribution payments over the next 12 months. At June 30, 2017, the New Zealand JV also had foreign currency exchange contracts with a notional amount of $64 million and foreign currency option contracts with a notional amount of $68 million outstanding related to foreign export sales and ocean freight payments. The amount hedged represents 55% of forecast U.S. dollar denominated harvesting sales proceeds over the next 18 months and 35% of log trading sales proceeds over the next 3 months. At June 30, 2017, the New Zealand JV also had foreign currency exchange contracts with a notional amount of $1 million outstanding on behalf of suppliers.

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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of June 30, 2017.
In the quarter ended June 30, 2017, based upon the evaluation required by paragraph (d) of SEC Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth in Note 8—Contingencies in the “Notes to Consolidated Financial Statements” under Item 1 of Part I of this report is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In February 2016, the Board of Directors approved the repurchase of up to $100 million of Rayonier’s common shares (the “share repurchase program”) to be made at management’s and the Board of Director’s discretion. The program has no time limit and may be suspended or discontinued at any time. There were no shares repurchased under this program in the second quarter of 2017 and there was $99.3 million, or approximately 3,451,874 shares based on the period end closing stock price of $28.77, available for repurchase as of June 30, 2017.
In 1996, we began a Common Share repurchase program (the “1996 anti-dilutive program”) to minimize the dilutive effect of our employee incentive stock plans on earnings per share. This program limits the number of shares that may be purchased each year to the greater of 1.5% of outstanding shares at the beginning of the year or the number of incentive shares issued to employees during the year. In October 2000, July 2003 and October 2011, our Board of Directors authorized the purchase of additional shares in the program totaling 2.1 million shares. The 1996 anti-dilutive program does not have an expiration date. There were no shares purchased under this program in the second quarter of 2017 and there were 3,778,625 shares available for purchase at June 30, 2017.
The following table provides information regarding our purchases of Rayonier common stock during the quarter ended June 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1 to April 30	—	—	—	7,230,498
May 1 to May 31	—	—	—	7,230,498
June 1 to June 30	—	—	—	7,230,498
Total	—		—

(a)	Maximum number of shares authorized to be purchased as of June 30, 2017 include 3,778,625 under the 1996 anti-dilutive program and approximately 3,451,874 under the share repurchase program.

Item 6.	Exhibits

10.1	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective January 1, 2017*	Filed herewith
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2017 and 2016; (ii) the Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016; (iii) the Consolidated Statements of Shareholders’ Equity for the Six Months Ended June 30, 2017 and the Years Ended December 31, 2016 and 2015; (iv) the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2017 and 2016; and (v) the Notes to Consolidated Financial Statements
Filed herewith

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
Date: August 4, 2017