Form 10-Q
period 2017-09-30
RAYONIER INC
filed 2017-11-03
CIK 52827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 1-6780
RAYONIER INC.
Incorporated in the State of North Carolina
I.R.S. Employer Identification No. 13-2607329
1 RAYONIER WAY
YULEE, FL 32097
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
YES ☐        NO  ☒

As of October 27, 2017, there were outstanding 128,931,674 Common Shares of the registrant.

i

PART I.        FINANCIAL INFORMATION

Item 1.         Financial Statements

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
SALES	$177,946	$171,421	$559,178	$567,814
Costs and Expenses
Cost of sales	136,583	116,624	416,683	362,790
Selling and general expenses	9,936	10,607	29,771	31,638
Other operating income, net (Note 14)	(7,844)	(5,499)	(22,702)	(20,867)
	138,675	121,732	423,752	373,561
OPERATING INCOME	39,271	49,689	135,426	194,253
Interest expense	(8,553)	(8,544)	(25,600)	(23,603)
Interest income and miscellaneous income (expense), net	1,128	258	1,650	(1,115)
INCOME BEFORE INCOME TAXES	31,846	41,403	111,476	169,535
Income tax expense (Note 7)	(3,043)	(779)	(16,817)	(2,274)
NET INCOME	28,803	40,624	94,659	167,261
Less: Net income attributable to noncontrolling interest	4,115	1,269	9,968	3,613
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	24,688	39,355	84,691	163,648
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment, net of income tax expense of $0, $0, $0 and $0	(7,317)	12,022	16,599	28,046
Cash flow hedges, net of income tax (expense) benefit of ($614), $229, $534 and $1,293	(2,162)	4,195	(1,597)	(22,055)
Amortization of pension and postretirement plans, net of income tax expense of $0, $0, $0 and $0	116	632	349	1,881
Total other comprehensive (loss) income	(9,363)	16,849	15,351	7,872
COMPREHENSIVE INCOME	19,440	57,473	110,010	175,133
Less: Comprehensive income attributable to noncontrolling interest	2,289	3,649	13,537	11,808
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$17,151	$53,824	$96,473	$163,325
EARNINGS PER COMMON SHARE (Note 10)
Basic earnings per share attributable to Rayonier Inc.	$0.19	$0.32	$0.67	$1.34
Diluted earnings per share attributable to Rayonier Inc.	$0.19	$0.32	$0.67	$1.33

Dividends declared per share	$0.25	$0.25	$0.75	$0.75

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	September 30, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$104,062	$85,909
Accounts receivable, less allowance for doubtful accounts of $23 and $33	39,408	20,664
Insurance settlement receivable (Note 8)	73,000	—
Inventory (Note 15)	24,497	21,379
Prepaid expenses	16,656	11,807
Assets held for sale (Note 17)	—	23,171
Other current assets	3,322	1,874
Total current assets	260,945	164,804
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,492,049	2,291,015
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 5)	79,223	70,374
PROPERTY, PLANT AND EQUIPMENT
Land	3,043	2,279
Buildings	24,105	7,990
Machinery and equipment	4,449	4,658
Construction in progress	1,127	8,170
Total property, plant and equipment, gross	32,724	23,097
Less — accumulated depreciation	(9,398)	(9,063)
Total property, plant and equipment, net	23,326	14,034
RESTRICTED CASH (NOTE 16)	10,631	71,708
OTHER ASSETS	45,545	73,825
TOTAL ASSETS	$2,911,719	$2,685,760
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$27,692	$22,337
Insurance settlement payable (Note 8)	73,000	—
Current maturities of long-term debt (Note 4)	—	31,676
Accrued taxes	7,562	2,657
Accrued payroll and benefits	7,331	9,277
Accrued interest	8,032	5,340
Other current liabilities	26,799	20,679
Total current liabilities	150,416	91,966
LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS (NOTE 4)	1,030,269	1,030,205
PENSION AND OTHER POSTRETIREMENT BENEFITS (NOTE 13)	31,431	31,856
OTHER NON-CURRENT LIABILITIES	42,369	34,981
COMMITMENTS AND CONTINGENCIES (NOTES 6 and 8)
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 shares authorized, 128,916,631 and 122,904,368 shares issued and outstanding	870,006	709,867
Retained earnings	675,911	700,887
Accumulated other comprehensive income (Note 18)	12,638	856
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,558,555	1,411,610
Noncontrolling interest	98,679	85,142
TOTAL SHAREHOLDERS’ EQUITY	1,657,234	1,496,752
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,911,719	$2,685,760

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except share data)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interest	Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2015	122,770,217	$708,827	$612,760	($33,503)	$73,656	$1,361,740
Net income	—	—	211,972	—	5,798	217,770
Dividends ($1.00 per share)	—	—	(123,155)	—	—	(123,155)
Issuance of shares under incentive stock plans	179,743	1,576	—	—	—	1,576
Stock-based compensation	—	5,136	—	—	—	5,136
Repurchase of common shares	(45,592)	(178)	(690)	—	—	(868)
Actuarial change and amortization of pension and postretirement plan liabilities	—	—	—	5,533	—	5,533
Foreign currency translation adjustment	—	—	—	2,780	3,542	6,322
Cash flow hedges	—	—	—	22,608	214	22,822
Recapitalization of New Zealand Joint Venture	—	(5,398)	—	3,438	1,960	—
Recapitalization costs	—	(96)	—	—	(28)	(124)
Balance, December 31, 2016	122,904,368	$709,867	$700,887	$856	$85,142	$1,496,752
Cumulative-effect adjustment due to adoption of ASU No. 2016-16	—	—	(14,365)	—	—	(14,365)
Net income	—	—	84,691	—	9,968	94,659
Dividends ($0.75 per share)	—	—	(95,302)	—	—	(95,302)
Issuance of shares under incentive stock plans	262,561	3,665	—	—	—	3,665
Stock-based compensation	—	4,084	—	—	—	4,084
Repurchase of common shares	(298)	—	—	—	—	—
Amortization of pension and postretirement plan liabilities	—	—	—	349	—	349
Foreign currency translation adjustment	—	—	—	13,335	3,264	16,599
Cash flow hedges	—	—	—	(1,902)	305	(1,597)
Issuance of shares under equity offering, net of costs	5,750,000	152,390	—	—	—	152,390
Balance, September 30, 2017	128,916,631	$870,006	$675,911	$12,638	$98,679	$1,657,234

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2017	2016
OPERATING ACTIVITIES
Net income	$94,659	$167,261
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	96,602	83,685
Non-cash cost of land and improved development	8,631	10,111
Stock-based incentive compensation expense	4,084	3,894
Deferred income taxes	16,714	4,472
Amortization of losses from pension and postretirement plans	349	1,881
Gain on sale of large disposition of timberlands	(28,183)	(101,325)
Other	29	(251)
Changes in operating assets and liabilities:
Receivables	(18,639)	(3,897)
Inventories	(617)	(4,591)
Accounts payable	5,018	583
Income tax receivable/payable	(126)	(47)
All other operating activities	8,352	2,132
CASH PROVIDED BY OPERATING ACTIVITIES	186,873	163,908
INVESTING ACTIVITIES
Capital expenditures	(45,731)	(40,246)
Real estate development investments	(11,780)	(4,815)
Purchase of timberlands	(239,052)	(353,828)
Assets purchased in business acquisition	—	(1,113)
Net proceeds from large disposition of timberlands	42,029	126,965
Rayonier office building under construction	(5,979)	(3,933)
Change in restricted cash	61,078	22,430
Other	383	444
CASH USED FOR INVESTING ACTIVITIES	(199,052)	(254,096)
FINANCING ACTIVITIES
Issuance of debt	63,389	694,096
Repayment of debt	(95,216)	(454,419)
Dividends paid	(95,008)	(92,095)
Proceeds from the issuance of common shares under incentive stock plan	3,665	889
Proceeds from the issuance of common shares from equity offering, net of costs	152,390	—
Repurchase of common shares made under share repurchase program	—	(690)
Debt issuance costs	—	(818)
Other	—	(139)
CASH PROVIDED BY FINANCING ACTIVITIES	29,220	146,824
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,112	1,626
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	18,153	58,262
Balance, beginning of year	85,909	51,777
Balance, end of period	$104,062	$110,039
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest (a)	$23,485	$23,540
Income taxes	513	495
Non-cash investing activity:
Capital assets purchased on account	4,575	4,376

(a)
Interest paid is presented net of patronage payments received of $3.0 million and $0.4 million for the nine months ended September 30, 2017 and September 30, 2016, respectively. For additional information on patronage payments, see Note 5 — Debt in the 2016 Form 10-K.

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
Summary of Significant Accounting Policies
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
When developed residential or commercial land is sold, the cost of sales includes actual costs incurred and estimates of future development costs benefiting the property sold through completion. When developed land is sold, costs are allocated to each sold unit or lot based upon the relative sales value. For purposes of allocating development costs, estimates of future revenues and development costs are re-evaluated periodically throughout the year, with adjustments being allocated prospectively to the remaining units available for sale.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This update simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU No. 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Rayonier adopted ASU No. 2016-09 during the first quarter ended March 31, 2017. Upon adoption, additional excess tax benefits and tax deficiencies are recorded to “Income tax expense” in the Consolidated Statements of Income and Comprehensive Income, forfeitures are accounted for when they occur and cash paid by Rayonier when directly withholding shares for tax withholding purposes are classified as a financing activity within the Consolidated Statements of Cash Flows. The adoption of this standard did not have a material impact on the consolidated financial statements.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

New Accounting Standards
In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires that an employer report the service cost component of net periodic benefit cost in the Consolidated Statements of Income in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. Additionally, the other components of net periodic benefit cost (interest cost, expected return on plan assets and amortization of losses or gains) are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. If a separate line item is used to present the other components of net benefit cost, that line item must be appropriately described. If a separate line item is not used, the line item used in the income statement to present the other components of net benefit cost must be disclosed. ASU No. 2017-07 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. ASU No. 2017-07 is required to be applied retrospectively to all periods presented beginning in the period of adoption. Rayonier intends to adopt ASU No. 2017-07 in the Company’s first quarter 2018 Form 10-Q. Interest cost, expected return on plan assets and amortization of losses or gains are currently recorded in “Selling and general expenses” and “Cost of sales” in the Consolidated Statements of Income and “Timber and timberlands, net of depletion and amortization” in the Consolidated Balance Sheets. Upon adoption, these components of net period benefit cost will be recorded in “Interest income and miscellaneous income (expense), net.” As the Company froze benefits for all employees participating in the pension plan effective December 31, 2016, the service cost component of net period benefit is no longer recognized by Rayonier. Based on current actuarial estimates and management assumptions, Rayonier anticipates that the adoption of this standard will not have a significant impact on the Company’s consolidated financial statements. See Note 13 — Employee Benefit Plans for the components of net periodic benefit cost.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Consolidated Statements of Cash Flows. ASU No. 2016-18 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. ASU No. 2016-18 is required to be applied retrospectively to all periods presented beginning in the period of adoption. Rayonier intends to adopt ASU No. 2016-18 in the Company’s first quarter 2018 Form 10-Q. The Company currently records changes in restricted cash within the investing section of the Consolidated Statements of Cash Flows. Upon adoption, restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Consolidated Statements of Cash Flows and therefore changes in restricted cash will not be reported as cash flow activities. Rayonier will continue to disclose the nature of restrictions on the Company’s cash, cash equivalents, and restricted cash. See Note 16 — Restricted Cash for additional information.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses the diversity in practice in how certain cash receipts and cash payments are presented and classified in the Consolidated Statements of Cash Flows under Topic 230, Statement of Cash Flows, and other Topics. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU No. 2016-15 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. ASU No. 2016-15 is required to be applied retrospectively to all periods presented beginning in the period of adoption. Early adoption is permitted. The Company anticipates the adoption of this standard will not have a significant impact on the Company’s consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which currently requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. ASU No. 2016-02 also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. ASU No. 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. ASU No. 2016-02 is required to be applied on a modified retrospective basis beginning at the earliest period presented. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

In May 2014, the FASB and International Accounting Standards Board (“IASB”) jointly issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), a comprehensive new revenue recognition standard that will supersede current revenue recognition guidance. The guidance provides a unified model to determine when and how revenue is recognized and will require enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date. ASU No. 2015-14 provides a one-year deferral of the effective date of the new standard, with an option for organizations to adopt early based on the original effective date. In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing. The update clarifies the guidance for identifying performance obligations. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The update clarifies the guidance for assessing collectibility, presenting sales taxes and other similar taxes collected from customers, non-cash consideration, contract modifications at transition, completed contracts at transition and disclosing the accounting change in the period of adoption. In February 2017, the FASB issued ASU No. 2017-05, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The update clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. This standard will be effective for Rayonier beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company expects to adopt using the cumulative-effect method.
As of September 30, 2017, and subject to the Company’s ongoing evaluation of new transactions and contracts, Rayonier has substantially completed its evaluation of the expected impact of adopting Topic 606 and anticipates that the adoption of this standard will not have a significant impact on the Company’s consolidated financial statements aside from adding expanded disclosures. Rayonier is also currently identifying and implementing appropriate changes to its business processes, systems and controls to support revenue recognition and disclosures under Topic 606. A material change in controls over financial reporting is not anticipated.
Subsequent Events
The Company has evaluated events occurring from September 30, 2017 to the date of issuance for potential recognition or disclosure in the consolidated financial statements. No events were identified that warranted recognition. See Note 8 — Contingencies for events that warranted disclosure.

2.	JOINT VENTURE INVESTMENT
Matariki Forestry Group
The Company maintains a controlling financial interest in Matariki Forestry Group (the “New Zealand JV”), a joint venture that owns or leases approximately 0.4 million legal acres of New Zealand timberland. Accordingly, the Company consolidates the New Zealand JV’s balance sheet and results of operations. The portions of the consolidated financial position and results of operations attributable to the New Zealand JV’s 23% noncontrolling interest are shown separately within the Consolidated Statements of Income and Comprehensive Income and Consolidated Statements of Shareholders’ Equity. Rayonier New Zealand Limited (“RNZ”), a wholly-owned subsidiary of Rayonier Inc., serves as the manager of the New Zealand JV.

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
The following tables summarize the segment information for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
SALES	2017	2016	2017	2016
Southern Timber	$31,897	$27,826	$95,390	$102,205
Pacific Northwest Timber	18,644	16,139	62,887	52,316
New Zealand Timber	69,913	42,179	187,817	125,951
Real Estate (a)	17,240	60,626	97,149	211,296
Trading	40,252	24,651	115,935	76,046
Total	$177,946	$171,421	$559,178	$567,814

(a)	The nine months ended September 30, 2017 and September 30, 2016 include Large Dispositions of $42.0 million and $129.5 million, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
OPERATING INCOME (LOSS)	2017	2016	2017	2016
Southern Timber	$11,436	$8,183	$35,031	$34,976
Pacific Northwest Timber	1,134	(3,293)	(1,278)	(874)
New Zealand Timber	19,280	6,613	56,327	21,385
Real Estate (a)	11,437	43,078	57,235	152,997
Trading	1,142	481	3,380	1,456
Corporate and other	(5,158)	(5,373)	(15,269)	(15,687)
Total Operating Income	39,271	49,689	135,426	194,253
Unallocated interest expense and other	(7,425)	(8,286)	(23,950)	(24,718)
Total Income before Income Taxes	$31,846	$41,403	$111,476	$169,535

(a)	The nine months ended September 30, 2017 and September 30, 2016 include Large Dispositions of $28.2 million and $101.3 million, respectively.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended September 30,		Nine Months Ended September 30,
DEPRECIATION, DEPLETION AND AMORTIZATION	2017	2016	2017	2016
Southern Timber	$12,736	$9,988	$37,092	$37,102
Pacific Northwest Timber	6,481	6,668	23,766	14,978
New Zealand Timber (a)	8,478	5,956	29,341	17,252
Real Estate (b)	735	9,260	14,038	35,988
Trading	—	—	—	—
Corporate and other	277	106	469	298
Total	$28,707	$31,978	$104,706	$105,618

(a)	The nine months ended September 30, 2017 includes $8.9 million of timber cost basis expensed in conjunction with a timberland sale.

(b)	The nine months ended September 30, 2017 and September 30, 2016 include Large Dispositions of $8.1 million and $21.9 million, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
NON-CASH COST OF LAND AND IMPROVED DEVELOPMENT	2017	2016	2017	2016
Southern Timber	—	—	—	—
Pacific Northwest Timber	—	—	—	—
New Zealand Timber	—	—	128	1,824
Real Estate (a)	1,272	4,336	14,246	10,092
Trading	—	—	—	—
Total	$1,272	$4,336	$14,374	$11,916

(a)	The nine months ended September 30, 2017 and September 30, 2016 include Large Dispositions of $5.7 million and $1.8 million, respectively.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

4.	DEBT
Rayonier’s debt consisted of the following at September 30, 2017:

September 30, 2017
Term Credit Agreement borrowings due 2024 at a variable interest rate of 2.9% at September 30, 2017 (a)	$350,000
Senior Notes due 2022 at a fixed interest rate of 3.75%	325,000
Incremental Term Loan Agreement borrowings due 2026 at a variable interest rate of 3.1% at September 30, 2017 (b)	300,000
Revolving Credit Facility borrowings due 2020 at an average variable interest rate of 2.5% at September 30, 2017	50,000
New Zealand JV noncontrolling interest shareholder loan at 0% interest rate	8,406
Total debt	1,033,406
Less: Deferred financing costs	(3,137)
Long-term debt, net of deferred financing costs	$1,030,269

(a)
As of September 30, 2017, the periodic interest rate on the term loan facility was LIBOR plus 1.625%. The Company estimates the effective fixed interest rate on the term loan facility to be approximately 3.3% after consideration of interest rate swaps and estimated patronage refunds.

(b)
As of September 30, 2017, the periodic interest rate on the incremental term loan was LIBOR plus 1.900%. The Company estimates the effective fixed interest rate on the incremental term loan facility to be approximately 2.8% after consideration of interest rate swaps and estimated patronage refunds.

Principal payments due during the next five years and thereafter are as follows:

2017	—
2018	—
2019	—
2020	50,000
2021	—
Thereafter	983,406
Total Debt	$1,033,406
2017 Debt Activity
During the nine months ended September 30, 2017, the Company made additional borrowings of $25.0 million on the Revolving Credit Facility. A draw of $15.0 million during the first quarter was used to repay the $15.0 million solid waste bonds that were due in 2020 and an additional draw of $10.0 million made in the second quarter was used to partially fund the acquisition of 91,000 acres in coastal Florida, Georgia and South Carolina. In the third quarter, the Company used available cash to repay $31.5 million of mortgage notes which were due in August 2017. As of September 30, 2017, the Company had available borrowings of $139.6 million under the Revolving Credit Facility, net of $10.4 million to secure its outstanding letters of credit.
In addition, the New Zealand JV made borrowings and repayments of $38.4 million on its working capital facility. As of September 30, 2017, draws totaling NZ$40.0 million remain available on the working capital facility. The New Zealand JV also repaid $10.9 million of its shareholder loan held by the non-controlling interest party during the nine months ended September 30, 2017. Changes in exchange rates increased debt on a U.S. dollar basis for its shareholder loan by $0.5 million during the nine months ended September 30, 2017.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Debt Covenants
In connection with the Company’s $350 million term credit agreement (the “Term Credit Agreement”), $300 million incremental term loan agreement (the “Incremental Term Loan Agreement”) and $200 million revolving credit facility (the “Revolving Credit Facility”), customary covenants must be met, the most significant of which include interest coverage and leverage ratios.
In addition to these financial covenants listed above, the Senior Notes, Term Credit Agreement, Incremental Term Loan Agreement and Revolving Credit Facility include customary covenants that limit the incurrence of debt and the disposition of assets, among others. At September 30, 2017, the Company was in compliance with all applicable covenants.

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

An analysis of higher and better use timberlands and real estate development investments from December 31, 2016 to September 30, 2017 is shown below:

	Higher and Better Use Timberlands and Real Estate Development Investments
	Land and Timber	Development Investments	Total
Non-current portion at December 31, 2016	$59,956	$10,418	$70,374
Plus: Current portion (a)	5,096	11,963	17,059
Total Balance at December 31, 2016	65,052	22,381	87,433
Non-cash cost of land and improved development	(1,579)	(604)	(2,183)
Timber depletion from harvesting activities and basis of timber sold in real estate sales	(1,979)	—	(1,979)
Capitalized real estate development investments (b)	—	11,780	11,780
Capital expenditures (silviculture)	195	—	195
Intersegment transfers	4,142	(762)	3,380
Total Balance at September 30, 2017	65,831	32,795	98,626
Less: Current portion (a)	(6,024)	(13,379)	(19,403)
Non-current portion at September 30, 2017	$59,807	$19,416	$79,223

(a)	The current portion of Higher and Better Use Timberlands and Real Estate Development Investments is recorded in Inventory. See Note 15 — Inventory for additional information.

(b)	Capitalized real estate development investments includes $0.3 million of capitalized interest.

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
At September 30, 2017, the future minimum payments under non-cancellable operating leases, timberland leases and other commitments were as follows:

	Operating Leases	Timberland Leases (a)	Commitments (b)	Total
Remaining 2017	$312	$3,533	$4,813	$8,658
2018	1,130	9,271	6,901	17,302
2019	907	8,796	5,589	15,292
2020	724	8,391	5,510	14,625
2021	625	8,450	4,905	13,980
Thereafter (c)	1,230	153,753	12,737	167,720
	$4,928	$192,194	$40,455	$237,577

(a)	The majority of timberland leases are subject to increases or decreases based on either the Consumer Price Index, Producer Price Index or market rates.

(b)
Commitments include payments expected to be made on derivative financial instruments (foreign exchange contracts and interest rate swaps) and construction of the Company’s office building and Wildlight development project.

(c)
Includes 20 years of future minimum payments for perpetual Crown Forest Licenses (“CFL”). A CFL consists of a license to use public or government owned land to operate a commercial forest. The CFL's extend indefinitely and may only be terminated upon a 35-year termination notice from the government. If no termination notice is given, the CFLs renew automatically each year for a one-year term. As of September 30, 2017, the New Zealand JV has four CFL’s under termination notice that are currently being relinquished as harvest activities are concluding, as well as two fixed term CFL’s expiring in 2062. The annual license fee is determined based on current market rental value, with triennial rent reviews.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

7.	INCOME TAXES
The operations conducted by the Company’s REIT entities are generally not subject to U.S. federal and state income tax. The New Zealand JV is subject to corporate level tax in New Zealand. Non-REIT qualifying operations are conducted by the Company’s TRS. The primary businesses performed in Rayonier’s TRS include log trading and certain real estate activities, such as the sale and entitlement of development HBU properties. For the three and nine months ended September 30, 2017, the Company recorded income tax expense of $3.0 million and $16.8 million, respectively. For the three and nine months ended September 30, 2016, the Company recorded income tax expense of $0.8 million and $2.3 million, respectively.

Provision for Income Taxes
The Company’s effective tax rate is below the 35.0% U.S. statutory rate due to tax benefits associated with being a REIT. The Company’s annualized effective tax rate (“AETR”) as of September 30, 2017 and September 30, 2016 was 15.1% and 1.3%, respectively. The increase in income tax expense and the corresponding AETR for the three and nine months ended September 30, 2017 is principally related to the New Zealand JV.
In accordance with GAAP, the Company recognizes the impact of a tax position if a position is “more-likely-than-not” to prevail. For the three and nine months ended September 30, 2017, there were no material changes in uncertain tax positions.
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

In re Rayonier Inc. Securities Litigation

Following the Company’s November 10, 2014 earnings release and filing of the restated interim financial statements for the quarterly periods ended March 31, 2014 and June 30, 2014 (the “November 2014 Announcement”), shareholders of the Company filed five putative class actions against the Company and Paul G. Boynton, Hans E. Vanden Noort, David L. Nunes, and H. Edwin Kiker arising from circumstances described in the November 2014 Announcement, entitled respectively:

•	Sating v. Rayonier Inc. et al., Civil Action No. 3:14-cv-01395, filed November 12, 2014 in the United States District Court for the Middle District of Florida;

•	Keasler v. Rayonier Inc. et al., Civil Action No. 3:14-cv-01398, filed November 13, 2014 in the United States District Court for the Middle District of Florida;

•	Lake Worth Firefighters’ Pension Trust Fund v. Rayonier Inc. et al., Civil Action No. 3:14-cv-01403, filed November 13, 2014 in the United States District Court for the Middle District of Florida;

•	Christie v. Rayonier Inc. et al., Civil Action No. 3:14-cv-01429, filed November 21, 2014 in the United States District Court for the Middle District of Florida; and

•
Brown v. Rayonier Inc. et al., Civil Action No. 1:14-cv-08986, initially filed in the United States District Court for the Southern District of New York and later transferred to the United States District Court for the Middle District of Florida and assigned as Civil Action No. 3:14-cv-01474.

On January 9, 2015, the five securities actions were consolidated into one putative class action entitled In re Rayonier Inc. Securities Litigation, Case No. 3:14-cv-01395-TJC-JBT, in the United States District Court for the Middle District of Florida. The plaintiffs alleged that the defendants made false and/or misleading statements in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The plaintiffs sought unspecified monetary damages and attorneys’ fees and costs. Two shareholders, the Pension Trust Fund for Operating Engineers and the Lake Worth Firefighters’ Pension Trust Fund, moved for appointment as lead plaintiff on January 12, 2015, which was granted on February 25, 2015. On April 7, 2015, the plaintiffs filed a Consolidated Class Action Complaint (the “Consolidated Complaint”). In the Consolidated Complaint, plaintiffs added allegations as to and added as a defendant N. Lynn Wilson, a former officer of Rayonier. With the filing of the Consolidated Complaint, David L. Nunes and H. Edwin Kiker were dropped from the case as defendants. Defendants timely filed Motions to Dismiss the Consolidated Complaint on May 15, 2015. After oral argument on Defendants' motions on August 25, 2015, the Court dismissed the Consolidated Complaint without prejudice, allowing plaintiffs leave to refile. Plaintiffs filed the Amended Consolidated Class Action Complaint (the “Amended Complaint”) on September 25, 2015, which continued to assert claims against the Company, as well as Ms. Wilson and Messrs. Boynton and Vanden Noort. Defendants timely filed Motions to Dismiss the Amended Complaint on October 26, 2015. The court denied those motions on May 20, 2016. On December 31, 2016, the case continued to be in the discovery phase and the Company could not determine whether there was a reasonable likelihood a material loss had been incurred nor could the range of any such loss be estimated. On March 13, 2017, the Company reached an agreement in principle to settle the case and all parties executed a term sheet memorializing such agreement. The parties executed and filed with the Court the Stipulation and Agreement of Settlement on April 12, 2017 (the “Settlement Agreement”), which Settlement Agreement included the material terms contained in the term sheet executed on March 13. Pursuant to the terms of the Settlement Agreement, which was subject to Court approval and requests for exclusion by members of the settlement class, the Company agreed to cause certain of its directors’ and officers’ liability insurance carriers to fund a settlement payment to the class of $73 million (the “Settlement Fund”). The insurance carriers fully funded the Settlement Fund by deposits in an escrow account as required by the Settlement Agreement. On September 19, 2017, the court held the final fairness hearing as to the settlement. The amounts agreed to on March 13, 2017, including the realized amount funded by the insurance carriers, were reflected in the Company’s Consolidated Financial Statements as of September 30, 2017. On October 5, 2017, the court entered orders approving the settlement and plan of distribution, dismissing the case against all defendants with prejudice and awarding Plaintiffs’ counsel certain fees and cost reimbursements to be paid from the Settlement Fund.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Derivative Claims

On November 26, 2014, December 29, 2014, January 26, 2015, February 13, 2015, and May 12, 2015, the Company received separate letters from shareholders requesting that the Company investigate or pursue derivative claims against certain officers and directors related to the November 2014 Announcement (“Derivative Claims”). Although these demands do not identify any claims against the Company, the Company has certain obligations to advance expenses and provide indemnification to certain current and former officers and directors of the Company. The Company has also incurred expenses as a result of costs arising from the investigation of the claims alleged in the various demands. At this preliminary stage, the ultimate outcome of these matters cannot be predicted, nor can the range of potential expenses the Company may incur as a result of the obligations identified above be estimated. On October 13, 2017, counsel for all five shareholders involved in the Derivative Claims filed a complaint in the name of one of the shareholders from whom the Company received a request to investigate. That case is pending in the United States District Court for the Middle District of Florida and is styled Molloy v. Boynton, et al., Civil Action No. 3:17-cv-01157-TJC-MCR. The complaint alleges breaches of fiduciary duties and unjust enrichment and names as defendants, former officers Paul G. Boynton, Hans E. Vanden Noort and N. Lynn Wilson, and former directors C. David Brown, II, Mark E. Gaumond, James H. Miller, Thomas I. Morgan and Ronald Townsend.

The Company has also been named as a defendant in various other lawsuits and claims arising in the normal course of business. While the Company has procured reasonable and customary insurance covering risks normally occurring in connection with its businesses, it has in certain cases retained some risk through the operation of large deductible insurance plans, primarily in the areas of executive risk, property, automobile and general liability. These pending lawsuits and claims, either individually or in the aggregate, are not expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flow.

9.	GUARANTEES
The Company provides financial guarantees as required by creditors, insurance programs, and various governmental agencies.
As of September 30, 2017, the following financial guarantees were outstanding:

Financial Commitments	Maximum Potential Payment	Carrying Amount of Associated Liability
Standby letters of credit (a)	$10,353	—
Guarantees (b)	2,254	43
Surety bonds (c)	1,304	—
Total financial commitments	$13,911	$43

(a)
Approximately $9.2 million of the standby letters of credit serve as credit support for infrastructure at the Company’s Wildlight development project. The remaining letters of credit support various insurance related agreements, primarily workers’ compensation. These letters of credit will expire at various dates during 2017 and 2018 and will be renewed as required.

(b)
In conjunction with a timberland sale and note monetization in 2004, the Company issued a make-whole agreement pursuant to which it guaranteed $2.3 million of obligations of a special-purpose entity that was established to complete the monetization. At September 30, 2017, the Company has a de minimis liability to reflect the fair market value of its obligation to perform under the make-whole agreement.

(c)
Rayonier issues surety bonds primarily to secure timber harvesting obligations in the State of Washington and to provide collateral for outstanding claims under the Company’s previous workers’ compensation self-insurance programs in Washington and Florida. Rayonier has also obtained performance bonds to secure the development activity at the Company’s Wildlight development project. These surety bonds expire at various dates during 2017 and 2018 and are expected to be renewed as required.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

10.	EARNINGS PER COMMON SHARE
The following table provides details of the calculations of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income	$28,803	$40,624	$94,659	$167,261
Less: Net income attributable to noncontrolling interest	4,115	1,269	9,968	3,613
Net income attributable to Rayonier Inc.	$24,688	$39,355	$84,691	$163,648

Shares used for determining basic earnings per common share	128,610,696	122,597,927	126,934,003	122,574,094
Dilutive effect of:
Stock options	84,380	113,849	94,528	88,594
Performance and restricted shares	270,704	170,857	315,475	120,212
Shares used for determining diluted earnings per common share	128,965,780	122,882,633	127,344,006	122,782,900

Basic earnings per common share attributable to Rayonier Inc.:	$0.19	$0.32	$0.67	$1.34

Diluted earnings per common share attributable to Rayonier Inc.:	$0.19	$0.32	$0.67	$1.33

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Anti-dilutive shares excluded from the computations of diluted earnings per share:
Stock options, performance and restricted shares	621,447	745,878	600,039	863,244
Total	621,447	745,878	600,039	863,244

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
Foreign Currency Exchange and Option Contracts
The functional currency of Rayonier’s wholly owned subsidiary, Rayonier New Zealand Limited, and the New Zealand JV is the New Zealand dollar. The New Zealand JV is exposed to foreign currency risk on export sales and ocean freight payments which are mainly denominated in U.S. dollars. The New Zealand JV typically hedges 35% to 90% of its estimated foreign currency exposure with respect to the following three months forecasted sales and purchases, 25% to 75% of forecasted sales and purchases for the forward three to 12 months and up to 50% of the forward 12 to 18 months. Foreign currency exposure from the New Zealand JV’s trading operations is typically hedged based on the following three months forecasted sales and purchases. As of September 30, 2017, foreign currency exchange contracts and foreign currency option contracts had maturity dates through February 2019 and October 2018, respectively.
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
The New Zealand JV is exposed to foreign currency risk when making shareholder loan payments which are denominated in U.S. dollars. The New Zealand JV typically hedges 75% to 100% of its estimated foreign currency exposure with respect to the following three months forecasted distributions, up to 75% of forecasted distributions for the forward three to six months and up to 50% of the forward six to 12 months. For the three and nine months ended September 30, 2017, the change in fair value of the foreign exchange forward contracts of $0.6 million and $0.3 million, respectively, was recorded in “Interest income and miscellaneous income (expense), net” as the contracts did not qualify for hedge accounting treatment. As of September 30, 2017, foreign exchange forward contracts had maturity dates through March 2018.
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
In August 2015, the Company entered into a nine-year interest rate swap agreement for a notional amount of $170 million. This swap agreement fixes the variable portion of the interest rate on the Term Credit Agreement borrowings due 2024 from LIBOR to an average rate of 2.20%. Together with the bank margin of 1.625%, this results in a rate of 3.83% before estimated patronage payments. This derivative instrument has been designated as an interest rate cash flow hedge and qualifies for hedge accounting.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Also, in August 2015, the Company entered into a nine-year forward interest rate swap agreement with a start date in April 2016 for a notional amount of $180 million. This swap agreement fixes the variable portion of the interest rate on the Term Credit Agreement borrowings due 2024 from LIBOR to an average rate of 2.35%. Together with the bank margin of 1.625%, this results in a rate of 3.97% before estimated patronage payments. This derivative instrument has been designated as an interest rate cash flow hedge and qualifies for hedge accounting.
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
The following tables demonstrate the impact of the Company’s derivatives on the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2017 and 2016.

		Three Months Ended September 30,
	Income Statement Location	2017	2016
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive (loss) income	($1,579)	$259
Foreign currency option contracts	Other comprehensive (loss) income	(716)	635
Interest rate swaps	Other comprehensive (loss) income	(533)	3,529

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Interest income and miscellaneous income (expense), net	609	—

		Nine Months Ended September 30,
	Income Statement Location	2017	2016
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive (loss) income	$1,611	$2,075
Foreign currency option contracts	Other comprehensive (loss) income	219	2,564
Interest rate swaps	Other comprehensive (loss) income	(2,921)	(25,459)

Derivatives designated as a net investment hedge:
Foreign currency exchange contract	Other comprehensive (loss) income	—	(4,606)

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Other operating income, net	—	895
	Interest income and miscellaneous income (expense), net	283	—
Foreign currency option contracts	Other operating income, net	—	258
Interest rate swaps	Interest income and miscellaneous income (expense), net	—	(1,219)
During the next 12 months, the amount of the September 30, 2017 AOCI balance, net of tax, expected to be reclassified into earnings as a result of the maturation of the Company’s derivative instruments is a gain of approximately $2.0 million.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table contains the notional amounts of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Notional Amount
	September 30, 2017	December 31, 2016
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	$55,100	$44,800
Foreign currency option contracts	58,000	91,000
Interest rate swaps	650,000	650,000

Derivative not designated as a hedging instrument:
Foreign currency exchange contracts	18,020	—
The following table contains the fair values of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Location on Balance Sheet	Fair Value Assets / (Liabilities) (a)
		September 30, 2017	December 31, 2016
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other current assets	$2,145	$692
	Other assets	173	33
	Other current liabilities	(12)	(261)
Foreign currency option contracts	Other current assets	753	1,064
	Other assets	56	327
	Other current liabilities	(173)	(574)
	Other non-current liabilities	(17)	(426)
Interest rate swaps	Other assets	14,606	17,204
	Other non-current liabilities	(6,302)	(5,979)

Derivative not designated as a hedging instrument:
Foreign currency exchange contracts	Other current assets	269	—

Total derivative contracts:
Other current assets		$3,167	$1,756
Other assets		14,835	17,564
Total derivative assets		$18,002	$19,320

Other current liabilities		(185)	(835)
Other non-current liabilities		(6,319)	(6,405)
Total derivative liabilities		($6,504)	($7,240)

(a)	See Note 12 — Fair Value Measurements for further information on the fair value of the Company’s derivatives including their classification within the fair value hierarchy.

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
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. (a)
The following table presents the carrying amount and estimated fair values of financial instruments held by the Company at September 30, 2017 and December 31, 2016, using market information and what the Company believes to be appropriate valuation methodologies under GAAP:

	September 30, 2017			December 31, 2016
Asset (Liability) (a)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$104,062	$104,062	—	$85,909	$85,909	—
Restricted cash (b)	10,631	10,631	—	71,708	71,708	—
Current maturities of long-term debt	—	—	—	(31,676)	—	(31,984)
Long-term debt (c)	(1,030,269)	—	(1,042,766)	(1,030,205)	—	(1,030,708)
Interest rate swaps (d)	8,304	—	8,304	11,225	—	11,225
Foreign currency exchange contracts (d)	2,575	—	2,575	464	—	464
Foreign currency option contracts (d)	619	—	619	391	—	391

(a)	The Company did not have Level 3 assets or liabilities at September 30, 2017.

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
The net pension and postretirement benefit costs that have been recorded are shown in the following table:

	Pension		Postretirement
	Three Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
Components of Net Periodic Benefit Cost
Service cost	—	$327	$13	$2
Interest cost	815	869	2	12
Expected return on plan assets (a)	(945)	(1,008)	—	—
Amortization of losses	116	632	—	—
Net periodic benefit (gain) cost	($14)	$820	$15	$14

	Pension		Postretirement
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Components of Net Periodic Benefit Cost
Service cost	—	$980	$39	$5
Interest cost	2,444	2,606	5	36
Expected return on plan assets (a)	(2,836)	(3,023)	—	—
Amortization of losses (gains)	349	1,893	—	(12)
Net periodic benefit (gain) cost	($43)	$2,456	$44	$29

(a)	The weighted-average expected long-term rate of return on plan assets used in computing 2017 net periodic benefit cost for pension benefits is 7.2%.

14.	OTHER OPERATING INCOME, NET
Other operating income, net comprised the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Lease and license income, primarily from hunting	$4,331	$3,769	$12,419	$13,991
Other non-timber income	1,312	666	5,485	1,721
Foreign currency income	165	533	15	34
(Loss) gain on sale or disposal of property and equipment	(63)	58	(69)	81
Gain (loss) on foreign currency exchange and option contracts	1,295	(333)	2,476	(1,406)
Deferred payment related to a prior land sale	—	—	—	4,000
Costs related to acquisition	—	(91)	—	(1,306)
Gain on foreign currency derivatives (a)	—	—	—	1,153
Log trading agency and marketing fees	823	637	1,949	1,568
Gain on sale of carbon credits	—	359	—	1,113
Miscellaneous (expense) income, net	(19)	(99)	427	(82)
Total	$7,844	$5,499	$22,702	$20,867

(a)	The Company used foreign exchange derivatives to mitigate the risk of fluctuations in foreign exchange rates while awaiting the capital contribution to the New Zealand JV.

15.	INVENTORY
As of September 30, 2017 and December 31, 2016, Rayonier’s inventory was solely comprised of finished goods, as follows:

	September 30, 2017	December 31, 2016
Finished goods inventory
Real estate inventory (a)	$19,403	$17,059
Log inventory	5,094	4,320
Total inventory	$24,497	$21,379

(a)	Represents cost of HBU real estate (including capitalized development investments) expected to be sold within 12 months. See Note 5 — Higher And Better Use Timberlands And Real Estate Development Investments for additional information.

16.	RESTRICTED CASH
In order to qualify for like-kind exchange (“LKE”) treatment, the proceeds from real estate sales must be deposited with a third-party intermediary. These proceeds are accounted for as restricted cash until a suitable replacement property is acquired. In the event LKE purchases are not completed, the proceeds are returned to the Company after 180 days and reclassified as available cash. As of September 30, 2017 and December 31, 2016, the Company had $10.6 million and $71.7 million, respectively, of proceeds from real estate sales classified as restricted cash which were deposited with an LKE intermediary as well as cash held in escrow for a real estate sale.

17.	ASSETS HELD FOR SALE
Assets held for sale are composed of properties expected to be sold within the next 12 months and meet the other relevant held-for sale criteria in accordance with ASC 360-10-45-9. As of September 30, 2017, there were no properties identified that met this classification. As of December 31, 2016, the basis in properties meeting this classification was $23.2 million. Since the basis in these properties was less than the fair value, including costs to sell, no impairment was recognized.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

18.	ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
The following table summarizes the changes in AOCI by component for the nine months ended September 30, 2017 and the year ended December 31, 2016. All amounts are presented net of tax and exclude portions attributable to noncontrolling interest.

	Foreign currency translation gains/ (losses)	Net investment hedges of New Zealand JV	Cash flow hedges		Employee benefit plans		Total
Balance as of December 31, 2015	($2,450)	$6,271	($11,592)		($25,732)		($33,503)
Other comprehensive income before reclassifications	7,387	—	22,024		3,020	(b)	32,431
Amounts reclassified from accumulated other comprehensive income	—	(4,606)	583		2,513	(c)	(1,510)
Net other comprehensive income/(loss)	7,387	(4,606)	22,607		5,533		30,921
Recapitalization of New Zealand JV	3,622	—	(184)		—		3,438
Balance as of December 31, 2016	$8,559	$1,665	$10,831		($20,199)		$856
Other comprehensive income before reclassifications	13,335	—	202	(a)	—		13,537
Amounts reclassified from accumulated other comprehensive income	—	—	(2,104)		349	(c)	(1,755)
Net other comprehensive income/(loss)	13,335	—	(1,902)		349		11,782
Balance as of September 30, 2017	$21,894	$1,665	$8,929		($19,850)		$12,638

(a)	Includes $2.9 million of other comprehensive loss related to interest rate swaps. See Note 11 — Derivative Financial Instruments and Hedging Activities for additional information.

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

The following table presents details of the amounts reclassified in their entirety from AOCI to net income for the nine months ended September 30, 2017 and September 30, 2016:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the income statement
	September 30, 2017	September 30, 2016
Realized (gain) loss on foreign currency exchange contracts	($2,928)	$43	Other operating income, net
Realized (gain) loss on foreign currency option contracts	(867)	502	Other operating income, net
Noncontrolling interest	873	(235)	Comprehensive income attributable to noncontrolling interest
Income tax expense (benefit) from (gain) loss on foreign currency contracts	818	(87)	Income tax expense
Net (gain) loss from accumulated other comprehensive income	($2,104)	$223

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

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	For the Three Months Ended September 30, 2017
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$177,946	—	$177,946
Costs and Expenses
Cost of sales	—	—	136,583	—	136,583
Selling and general expenses	—	4,096	5,840	—	9,936
Other operating expense (income), net	—	81	(7,925)	—	(7,844)
	—	4,177	134,498	—	138,675
OPERATING (LOSS) INCOME	—	(4,177)	43,448	—	39,271
Interest expense	(3,139)	(4,982)	(432)	—	(8,553)
Interest and miscellaneous income (expense), net	2,486	704	(2,062)	—	1,128
Equity in income from subsidiaries	25,341	33,929	—	(59,270)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	24,688	25,474	40,954	(59,270)	31,846
Income tax expense	—	(133)	(2,910)	—	(3,043)
NET INCOME	24,688	25,341	38,044	(59,270)	28,803
Less: Net income attributable to noncontrolling interest	—	—	4,115	—	4,115
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	24,688	25,341	33,929	(59,270)	24,688
OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment, net of income tax	(5,866)	—	(7,317)	5,866	(7,317)
Cash flow hedges, net of income tax	(1,787)	(533)	(1,629)	1,787	(2,162)
Amortization of pension and postretirement plans, net of income tax	116	116	—	(116)	116
Total other comprehensive loss	(7,537)	(417)	(8,946)	7,537	(9,363)
COMPREHENSIVE INCOME	17,151	24,924	29,098	(51,733)	19,440
Less: Comprehensive income attributable to noncontrolling interest	—	—	2,289	—	2,289
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$17,151	$24,924	$26,809	($51,733)	$17,151

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	For the Three Months Ended September 30, 2016
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$171,421	—	$171,421
Costs and Expenses
Cost of sales	—	—	116,624	—	116,624
Selling and general expenses	—	5,904	4,703	—	10,607
Other operating expense (income), net	—	190	(5,689)	—	(5,499)
	—	6,094	115,638	—	121,732
OPERATING (LOSS) INCOME	—	(6,094)	55,783	—	49,689
Interest expense	(3,139)	(5,150)	(255)	—	(8,544)
Interest and miscellaneous income (expense), net	2,199	694	(2,635)	—	258
Equity in income from subsidiaries	40,295	50,315	—	(90,610)	—
INCOME BEFORE INCOME TAXES	39,355	39,765	52,893	(90,610)	41,403
Income tax benefit (expense)	—	530	(1,309)	—	(779)
NET INCOME	39,355	40,295	51,584	(90,610)	40,624
Less: Net income attributable to noncontrolling interest	—	—	1,269	—	1,269
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	39,355	40,295	50,315	(90,610)	39,355
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment, net of income tax	9,793	—	12,020	(9,791)	12,022
Cash flow hedges, net of income tax	4,044	3,530	665	(4,044)	4,195
Amortization of pension and postretirement plans, net of income tax	632	632	—	(632)	632
Total other comprehensive income	14,469	4,162	12,685	(14,467)	16,849
COMPREHENSIVE INCOME	53,824	44,457	64,269	(105,077)	57,473
Less: Comprehensive income attributable to noncontrolling interest	—	—	3,649	—	3,649
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$53,824	$44,457	$60,620	($105,077)	$53,824

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	For the Nine Months Ended September 30, 2017
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$559,178	—	$559,178
Costs and Expenses
Cost of sales	—	—	416,683	—	416,683
Selling and general expenses	—	11,880	17,891	—	29,771
Other operating expense (income), net	—	212	(22,914)	—	(22,702)
	—	12,092	411,660	—	423,752
OPERATING (LOSS) INCOME	—	(12,092)	147,518	—	135,426
Interest expense	(9,417)	(14,723)	(1,460)	—	(25,600)
Interest and miscellaneous income (expense), net	7,033	2,087	(7,470)	—	1,650
Equity in income from subsidiaries	87,075	112,253	—	(199,328)	—
INCOME BEFORE INCOME TAXES	84,691	87,525	138,588	(199,328)	111,476
Income tax expense	—	(450)	(16,367)	—	(16,817)
NET INCOME	84,691	87,075	122,221	(199,328)	94,659
Less: Net income attributable to noncontrolling interest	—	—	9,968	—	9,968
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	84,691	87,075	112,253	(199,328)	84,691
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of income tax	13,335	—	16,599	(13,335)	16,599
Cash flow hedges, net of income tax	(1,902)	(2,921)	1,324	1,902	(1,597)
Amortization of pension and postretirement plans, net of income tax	349	349	—	(349)	349
Total other comprehensive income (loss)	11,782	(2,572)	17,923	(11,782)	15,351
COMPREHENSIVE INCOME	96,473	84,503	140,144	(211,110)	110,010
Less: Comprehensive income attributable to noncontrolling interest	—	—	13,537	—	13,537
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$96,473	$84,503	$126,607	($211,110)	$96,473

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	For the Nine Months Ended September 30, 2016
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$567,814	—	$567,814
Costs and Expenses
Cost of sales	—	—	362,790	—	362,790
Selling and general expenses	—	11,485	20,153	—	31,638
Other operating expense (income), net	—	378	(21,245)	—	(20,867)
	—	11,863	361,698	—	373,561
OPERATING (LOSS) INCOME	—	(11,863)	206,116	—	194,253
Interest expense	(9,417)	(11,678)	(2,508)	—	(23,603)
Interest and miscellaneous income (expense), net	6,346	2,059	(9,520)	—	(1,115)
Equity in income from subsidiaries	166,719	188,588	—	(355,307)	—
INCOME BEFORE INCOME TAXES	163,648	167,106	194,088	(355,307)	169,535
Income tax expense	—	(387)	(1,887)	—	(2,274)
NET INCOME	163,648	166,719	192,201	(355,307)	167,261
Less: Net income attributable to noncontrolling interest	—	—	3,613	—	3,613
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	163,648	166,719	188,588	(355,307)	163,648
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment, net of income tax	20,529	(4,607)	32,653	(20,529)	28,046
Cash flow hedges, net of income tax	(22,733)	(25,458)	3,403	22,733	(22,055)
Amortization of pension and postretirement plans, net of income tax	1,881	1,881	—	(1,881)	1,881
Total other comprehensive (loss) income	(323)	(28,184)	36,056	323	7,872
COMPREHENSIVE INCOME	163,325	138,535	228,257	(354,984)	175,133
Less: Comprehensive income attributable to noncontrolling interest	—	—	11,808	—	11,808
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$163,325	$138,535	$216,449	($354,984)	$163,325

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS
	As of September 30, 2017
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$63,219	$6,605	$34,238	—	$104,062
Accounts receivable, less allowance for doubtful accounts	—	2,764	36,644	—	39,408
Insurance settlement receivable	73,000	—	—	—	73,000
Inventory	—	—	24,497	—	24,497
Prepaid expenses	—	1,466	15,190	—	16,656
Other current assets	—	15	3,307	—	3,322
Total current assets	136,219	10,850	113,876	—	260,945
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	2,492,049	—	2,492,049
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS	—	—	79,223	—	79,223
NET PROPERTY, PLANT AND EQUIPMENT	—	(178)	23,504	—	23,326
RESTRICTED CASH	—	—	10,631	—	10,631
INVESTMENT IN SUBSIDIARIES	1,489,553	2,797,221	—	(4,286,774)	—
INTERCOMPANY RECEIVABLE	35,502	(625,541)	590,039	—	—
OTHER ASSETS	2	6,699	38,844	—	45,545
TOTAL ASSETS	$1,661,276	$2,189,051	$3,348,166	($4,286,774)	$2,911,719
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	—	$3,129	$24,563	—	$27,692
Insurance settlement payable	73,000	—	—	—	73,000
Current maturities of long-term debt	—	—	—	—	—
Accrued taxes	—	(19)	7,581	—	7,562
Accrued payroll and benefits	—	3,616	3,715	—	7,331
Accrued interest	6,094	1,932	6	—	8,032
Other current liabilities	—	656	26,143	—	26,799
Total current liabilities	79,094	9,314	62,008	—	150,416
LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS	323,342	663,521	43,406	—	1,030,269
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	32,116	(685)	—	31,431
OTHER NON-CURRENT LIABILITIES	—	13,508	28,861	—	42,369
INTERCOMPANY PAYABLE	(299,715)	(18,961)	318,676	—	—
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,558,555	1,489,553	2,797,221	(4,286,774)	1,558,555
Noncontrolling interest	—	—	98,679	—	98,679
TOTAL SHAREHOLDERS’ EQUITY	1,558,555	1,489,553	2,895,900	(4,286,774)	1,657,234
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,661,276	$2,189,051	$3,348,166	($4,286,774)	$2,911,719

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
	For the Nine Months Ended September 30, 2017
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	($40,090)	$77,358	$149,824	($219)	$186,873
INVESTING ACTIVITIES
Capital expenditures	—	—	(45,731)	—	(45,731)
Real estate development investments	—	—	(11,780)	—	(11,780)
Purchase of timberlands	—	—	(239,052)	—	(239,052)
Net proceeds from large disposition	—	—	42,029	—	42,029
Rayonier office building under construction	—	—	(5,979)	—	(5,979)
Change in restricted cash	—	—	61,078	—	61,078
Investment in subsidiaries	—	12,307	—	(12,307)	—
Other	—	—	383	—	383
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	—	12,307	(199,052)	(12,307)	(199,052)
FINANCING ACTIVITIES
Issuance of debt	—	25,000	38,389	—	63,389
Repayment of debt	—	(15,000)	(80,216)	—	(95,216)
Dividends paid	(95,008)	—	—	—	(95,008)
Proceeds from the issuance of common shares under incentive stock plan	3,665	—	—	—	3,665
Proceeds from the issuance of common shares under equity offering	152,390	—	—	—	152,390
Repurchase of common shares	—	—	—	—	—
Issuance of intercompany notes	(32,000)	—	32,000	—	—
Intercompany distributions	52,809	(102,521)	37,405	12,307	—
Other	—	—	—	—	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	81,856	(92,521)	27,578	12,307	29,220
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	893	219	1,112
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	41,766	(2,856)	(20,757)	—	18,153
Balance, beginning of year	21,453	9,461	54,995	—	85,909
Balance, end of period	$63,219	$6,605	$34,238	—	$104,062

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

Our Company
We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive softwood timber growing regions in the United States and New Zealand. Our revenues, operating income and cash flows are primarily derived from the following core business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate and Trading. As of September 30, 2017, we owned or leased under long-term agreements approximately 2.7 million acres of timberlands located in the U.S. South (1.9 million acres) and U.S. Pacific Northwest (378,000 acres). We also have a 77% ownership interest in Matariki Forestry Group, a joint venture (the “New Zealand JV”), that owns or leases approximately 429,000 acres (294,000 net plantable acres) of timberlands in New Zealand.
The Southern Timber, Pacific Northwest Timber and New Zealand Timber segments include all activities related to the harvesting of timber and other non-timber income activities, such as the licensing of properties for hunting and the leasing of properties for mineral extraction and cell towers. The New Zealand Timber segment also reflects any land or leasehold sales that occur within our New Zealand portfolio.
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
Industry and Market Conditions
The demand for timber is directly related to the underlying demand for pulp, paper, packaging, lumber and other wood products. The significant majority of timber sold in our Southern Timber segment is consumed domestically. With a higher proportion of pulpwood, our Southern Timber segment relies heavily on downstream markets for pulp and paper, and to a lesser extent wood pellet markets. Our Pacific Northwest Timber segment relies primarily on domestic customers but also exports a significant volume of timber, particularly to China. Both the Southern and Pacific Northwest Timber segments rely on the strength of U.S. lumber markets as well as underlying housing starts. Our New Zealand Timber segment sells timber to domestic New Zealand wood products mills and also exports a significant portion of its volume to markets in China, South Korea and India. In addition to market dynamics in the Pacific Rim, the New Zealand Timber segment is subject to foreign exchange fluctuations, which can impact the operating results of the segment in U.S. dollar terms.
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

Revenue Recognition for Real Estate Sales
When developed residential or commercial land is sold, the cost of sales includes actual costs incurred and estimates of future development costs benefiting the property sold through completion. When developed land is sold, costs are allocated to each sold unit or lot based upon the relative sales value. For purposes of allocating development costs, estimates of future revenues and development costs are re-evaluated periodically throughout the year, with adjustments being allocated prospectively to the remaining units available for sale.

Discussion of Timber Inventory and Sustainable Yield
See Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield in the 2016 Form 10-K.

Our Timberlands
Our timber operations are disaggregated into three geographically distinct segments: Southern Timber, Pacific Northwest Timber and New Zealand Timber. The following table provides a breakdown of our timberland holdings as of September 30, 2017 and December 31, 2016:

(acres in 000s)	As of September 30, 2017			As of December 31, 2016
	Owned	Leased	Total	Owned	Leased	Total
Southern
Alabama	254	24	278	284	24	308
Arkansas	—	13	13	—	14	14
Florida	281	101	382	281	92	373
Georgia	618	104	722	554	107	661
Louisiana	144	1	145	145	1	146
Mississippi	67	—	67	67	—	67
Oklahoma	92	—	92	92	—	92
South Carolina	18	—	18	—	—	—
Tennessee	1	—	1	1	—	1
Texas	182	—	182	187	—	187
	1,657	243	1,900	1,611	238	1,849

Pacific Northwest
Oregon	61	—	61	61	—	61
Washington	316	1	317	316	1	317
	377	1	378	377	1	378

New Zealand (a)	179	250	429	179	254	433
Total	2,213	494	2,707	2,167	493	2,660

(a)
Represents legal acres owned and leased by the New Zealand JV, in which Rayonier owns a 77% interest. As of September 30, 2017, legal acres in New Zealand were comprised of 294,000 plantable acres and 135,000 non-productive acres.

The following tables detail activity for owned and leased acres in our timberland holdings by state from December 31, 2016 to September 30, 2017:

(acres in 000s)	Acres Owned
	December 31, 2016	Acquisitions	Sales	September 30, 2017
Southern
Alabama	284	—	(30)	254
Florida	281	5	(5)	281
Georgia	554	64	—	618
Louisiana	145	—	(1)	144
Mississippi	67	—	—	67
Oklahoma	92	—	—	92
South Carolina	—	18	—	18
Tennessee	1	—	—	1
Texas	187	—	(5)	182
	1,611	87	(41)	1,657

Pacific Northwest
Oregon	61	—	—	61
Washington	316	—	—	316
	377	—	—	377

New Zealand (a)	179	—	—	179
Total	2,167	87	(41)	2,213

(a)	Represents legal acres owned by the New Zealand JV, in which Rayonier has a 77% interest.

(acres in 000s)	Acres Leased
	December 31, 2016	New Leases	Leases Sold/ Expired (a)	September 30, 2017
Southern
Alabama	24	—	—	24
Arkansas	14	—	(1)	13
Florida	92	10	(1)	101
Georgia	107	—	(3)	104
Louisiana	1	—	—	1
	238	10	(5)	243

Pacific Northwest
Washington	1	—	—	1

New Zealand (b)	254	8	(12)	250
Total	493	18	(17)	494

(a)	Includes acres previously under lease that have been harvested or expired.

(b)	Represents legal acres leased by the New Zealand JV, in which Rayonier has a 77% interest.

Results of Operations
Consolidated Results
The following table provides key financial information by segment and on a consolidated basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
Financial Information (in millions)	2017	2016	2017	2016
Sales
Southern Timber	$31.9	$27.8	$95.4	$102.2
Pacific Northwest Timber	18.6	16.1	62.9	52.3
New Zealand Timber	69.9	42.2	187.8	126.0
Real Estate
Improved Development	0.1	—	0.2	1.7
Unimproved Development	13.9	1.4	16.4	2.2
Rural	3.1	6.4	15.3	17.4
Non-Strategic / Timberlands	0.2	52.8	23.3	60.5
Large Dispositions	—	—	42.0	129.5
Total Real Estate	17.3	60.6	97.2	211.3
Trading	40.2	24.7	115.9	76.0
Total Sales	$177.9	$171.4	$559.2	$567.8

Operating Income (Loss)
Southern Timber	$11.5	$8.2	$35.0	$35.0
Pacific Northwest Timber	1.1	(3.3)	(1.3)	(0.9)
New Zealand Timber	19.3	6.6	56.3	21.4
Real Estate (a)	11.4	43.1	57.3	153.0
Trading	1.1	0.5	3.4	1.5
Corporate and other	(5.1)	(5.4)	(15.3)	(15.7)
Operating Income	39.3	49.7	135.4	194.3
Interest expense, interest income and other	(7.5)	(8.3)	(23.9)	(24.8)
Income tax expense	(3.0)	(0.8)	(16.8)	(2.2)
Net Income	28.8	40.6	94.7	167.3
Less: Net income attributable to noncontrolling interest	4.1	1.2	10.0	3.7
Net Income Attributable to Rayonier Inc.	$24.7	$39.4	$84.7	$163.6

Adjusted EBITDA (b)
Southern Timber	$24.2	$18.2	$72.1	$72.1
Pacific Northwest Timber	7.6	3.4	22.5	14.1
New Zealand Timber	28.4	12.6	86.0	40.5
Real Estate	13.4	56.6	43.5	74.0
Trading	1.1	0.5	3.4	1.5
Corporate and Other	(4.8)	(4.1)	(14.1)	(14.4)
Total Adjusted EBITDA	$69.9	$87.2	$213.4	$187.8

(a)	The nine months ended September 30, 2017 and September 30, 2016 included Large Dispositions of $28.2 million and $101.3 million, respectively.

(b)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended September 30,		Nine Months Ended September 30,
Southern Timber Overview	2017	2016	2017	2016
Sales Volume (in thousands of tons)
Pine Pulpwood	818	634	2,405	2,610
Pine Sawtimber	469	333	1,494	1,195
Total Pine Volume	1,287	967	3,899	3,805
Hardwood	69	123	193	227
Total Volume	1,356	1,090	4,092	4,032

Percentage Delivered Sales	23%	32%	21%	27%
Percentage Stumpage Sales	77%	68%	79%	73%

Net Stumpage Pricing (dollars per ton)
Pine Pulpwood	$16.32	$17.36	$16.43	$18.34
Pine Sawtimber	25.93	26.17	25.99	26.74
Weighted Average Pine	$19.83	$20.40	$20.10	$20.98
Hardwood	15.98	14.84	13.02	13.38
Weighted Average Total	$19.63	$19.76	$19.76	$20.54

Summary Financial Data (in millions of dollars)
Sales	$31.9	$27.8	$95.4	$102.2
Less: Cut and Haul	(5.3)	(6.3)	(14.6)	(19.4)
Net Stumpage Sales	$26.6	$21.5	$80.8	$82.8

Operating Income	$11.5	$8.2	$35.0	$35.0
(+) Depreciation, depletion and amortization	12.7	10.0	37.1	37.1
Adjusted EBITDA (a)	$24.2	$18.2	$72.1	$72.1

Other Data
Non-Timber Income (in millions of dollars) (b)	$5.1	$3.9	$15.2	$13.4
Period-End Acres (in thousands)	1,900	1,885	1,900	1,885

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

(b)	Non-Timber Income is presented net of direct charges and excludes allocated overhead.

	Three Months Ended September 30,		Nine Months Ended September 30,
Pacific Northwest Timber Overview	2017	2016	2017	2016
Sales Volume (in thousands of tons)
Pulpwood	59	64	219	231
Sawtimber	193	177	707	608
Total Volume	252	241	926	839

Sales Volume (converted to MBF)
Pulpwood	5,516	6,016	20,525	21,920
Sawtimber	25,380	24,084	91,596	80,014
Total Volume	30,896	30,100	112,121	101,934

Percentage Delivered Sales	76%	100%	85%	93%
Percentage Sawtimber Sales	76%	74%	76%	72%

Delivered Log Pricing (in dollars per ton)
Pulpwood	$41.43	$40.07	$39.65	$42.85
Sawtimber	89.62	76.69	80.79	72.80
Weighted Average Log Price	$76.47	$67.02	$70.29	$64.32

Summary Financial Data (in millions of dollars)
Sales	$18.6	$16.1	$62.9	$52.3
Less: Cut and Haul	(6.7)	(7.8)	(26.9)	(24.6)
Net Stumpage Sales	$11.9	$8.3	$36.0	$27.7

Operating Income (Loss)	$1.1	($3.3)	($1.3)	($0.9)
(+) Depreciation, depletion and amortization	6.5	6.7	23.8	15.0
Adjusted EBITDA (a)	$7.6	$3.4	$22.5	$14.1

Other Data
Non-Timber Income (in millions of dollars) (b)	$0.4	$0.5	$2.4	$2.1
Period-End Acres (in thousands)	378	379	378	379
Sawtimber (in dollars per MBF)	$681	$563	$624	$556
Estimated Percentage of Export Volume	30%	20%	26%	25%

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

(b)	Non-Timber Income is presented net of direct charges and excludes allocated overhead.

	Three Months Ended September 30,		Nine Months Ended September 30,
New Zealand Timber Overview	2017	2016	2017	2016
Sales Volume (in thousands of tons)
Domestic Pulpwood (Delivered)	131	99	336	285
Domestic Sawtimber (Delivered)	239	220	652	630
Export Pulpwood (Delivered)	28	21	83	60
Export Sawtimber (Delivered)	376	213	819	675
Stumpage	—	—	—	10
Total Volume	774	552	1,890	1,658

Delivered Log Pricing (in dollars per ton)
Domestic Pulpwood	$34.42	$32.55	$34.16	$31.30
Domestic Sawtimber	$83.61	$75.06	$80.54	$71.26
Export Sawtimber	$113.35	$97.44	$111.62	$96.04

Summary Financial Data (in millions of dollars)
Sales	$69.9	$42.2	$163.5	$124.2
Less: Cut and Haul	(24.8)	(18.3)	(60.3)	(52.1)
Less: Port and Freight Costs	(12.9)	(6.6)	(28.5)	(19.3)
Net Stumpage Sales	$32.2	$17.3	$74.7	$52.8

Land Sales	—	—	24.3	1.8
Total Sales	$69.9	$42.2	$187.8	$126.0

Operating Income	$19.3	$6.6	$56.3	$21.4
(+) Non-operating income	0.6	—	0.3	—
(+) Depreciation, depletion and amortization (a)	8.5	6.0	29.3	17.3
(+) Non-cash cost of land sold	—	—	0.1	1.8
Adjusted EBITDA (b)	$28.4	$12.6	$86.0	$40.5

Other Data
Non-timber Income / Carbon credits ($ in MMs)	$0.1	$0.5	$0.3	$1.4
New Zealand Dollar to U.S. Dollar Exchange Rate (c)	0.7328	0.7178	0.7154	0.6897
Net Plantable Period-End Acres (in thousands)	294	299	294	299
Export Sawtimber (in dollars per JAS m3)	$131.80	$113.25	$129.72	$111.63
Domestic Sawtimber (in $NZD per tonne)	$125.51	$115.03	$123.73	$113.38

(a)	The nine months ended September 30, 2017 includes $8.9 million of DD&A related to timberland sales.

(b)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

(c)	Represents the average period rate.

	Three Months Ended September 30,		Nine Months Ended September 30,
Real Estate Overview	2017	2016	2017	2016
Sales (in millions of dollars)
Improved Development (a)	$0.1	—	$0.2	$1.7
Unimproved Development	13.9	1.4	16.4	2.2
Rural	3.1	6.4	15.3	17.4
Non-Strategic / Timberlands	0.2	52.8	23.3	60.5
Large Dispositions (b)	—	—	42.0	129.5
Total Sales	$17.3	$60.6	$97.2	$211.3

Acres Sold
Improved Development (a)	0.2	—	1.5	46.6
Unimproved Development	1,319	73	1,449	121
Rural	1,128	2,069	5,140	6,180
Non-Strategic / Timberlands	102	21,459	9,758	27,842
Large Dispositions (b)	—	—	24,954	55,320
Total Acres Sold	2,549	23,601	41,303	89,510

Gross Price per Acre (dollars per acre)
Improved Development (a)	$269,412	—	$318,108	$37,353
Unimproved Development	10,540	18,500	11,318	18,302
Rural	2,771	3,082	2,988	2,797
Non-Strategic / Timberlands	1,616	2,465	2,382	2,174
Large Dispositions (b)	—	—	1,681	2,342
Weighted Average (Total) (c)	$6,764	$2,569	$3,393	$2,392
Weighted Average (Adjusted) (d)	$6,747	$2,569	$3,365	$2,344

Sales (Excluding Large Dispositions)	$17.3	$60.6	$55.2	$81.8

Operating Income	$11.4	$43.1	$57.3	$153.0
(+) Depreciation, depletion and amortization	0.7	9.2	5.9	14.0
(+) Non-cash cost of land and improved development	1.3	4.3	8.5	8.3
(–) Large Dispositions (b)	—	—	(28.2)	(101.3)
Adjusted EBITDA (e)	$13.4	$56.6	$43.5	$74.0

(a)
Reflects land with capital invested in infrastructure improvements. Sales for the nine months ended September 30, 2017 are presented net of $0.3 million of deferred revenue adjustments due to remaining performance obligations. Price per acre is calculated on gross sales of $0.5 million for the nine months ended September 30, 2017.

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

(c)	Excludes Large Dispositions.

(d)	Excludes Improved Development and Large Dispositions.

(e)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Capital Expenditures By Segment (in millions of dollars)	2017	2016	2017	2016
Timber Capital Expenditures
Southern Timber
Reforestation, silviculture and other capital expenditures	$5.6	$4.0	$11.4	$11.5
Property taxes	1.6	1.6	6.1	5.2
Lease payments	0.5	0.5	3.0	3.2
Allocated overhead	0.9	1.0	2.6	3.1
Subtotal Southern Timber	$8.6	$7.1	$23.1	$23.0
Pacific Northwest Timber
Reforestation, silviculture and other capital expenditures	1.5	1.1	5.3	4.1
Property taxes	0.2	0.1	0.7	0.4
Allocated overhead	0.5	0.4	1.5	1.1
Subtotal Pacific Northwest Timber	$2.2	$1.6	$7.5	$5.6
New Zealand Timber
Reforestation, silviculture and other capital expenditures	2.7	3.0	6.6	6.4
Property taxes	0.2	0.2	0.5	0.5
Lease payments	0.4	1.3	2.5	2.6
Allocated overhead	0.7	0.7	2.2	1.9
Subtotal New Zealand Timber	$4.0	$5.2	$11.8	$11.4
Total Timber Segments Capital Expenditures	$14.8	$13.9	$42.4	$40.0
Real Estate	0.7	0.1	1.1	0.2
Corporate	0.4	—	2.2	—
Total Capital Expenditures	$15.9	$14.0	$45.7	$40.2

Timberland Acquisitions
Southern Timber	$1.9	$77.1	$216.2	$91.4
Pacific Northwest Timber	—	0.1	1.5	262.4
New Zealand Timber	—	—	21.4	—
Subtotal Timberland Acquisitions	$1.9	$77.2	$239.1	$353.8

Real Estate Development Investments	$6.2	$1.8	$11.8	$4.8
Rayonier Office Building	$0.4	$2.8	$6.0	$3.9

The following tables summarize sales, operating income and Adjusted EBITDA variances for September 30, 2017 versus September 30, 2016 (millions of dollars):

Sales	Southern Timber		Pacific Northwest Timber		New Zealand Timber	Real Estate	Trading	Total
Three Months Ended September 30, 2016	$27.8		$16.1		$42.2	$60.6	$24.7	$171.4
Volume/Mix	5.3		0.4		19.0	(54.0)	9.3	(20.0)
Price	(0.2)		3.3		8.2	10.7	6.2	28.2
Foreign exchange (a)	—		—		0.5	—	—	0.5
Other	(1.0)	(b)	(1.2)	(b)	—	—	—	(2.2)
Three Months Ended September 30, 2017	$31.9		$18.6		$69.9	$17.3	$40.2	$177.9

(a)    Net of currency hedging impact.
(b)    Includes variance due to stumpage versus delivered sales.

Sales	Southern Timber		Pacific Northwest Timber		New Zealand Timber		Real Estate		Trading	Total
Nine Months Ended September 30, 2016	$102.2		$52.3		$126.0		$211.3		$76.0	$567.8
Volume/Mix	1.2		2.9		18.4		(42.7)		24.5	4.3
Price	(3.2)		5.4		18.5		16.4		15.4	52.5
Foreign exchange (a)	—		—		2.5		—		—	2.5
Other	(4.8)	(b)	2.3	(b)	22.4	(c)	(87.8)	(d)	—	(67.9)
Nine Months Ended September 30, 2017	$95.4		$62.9		$187.8		$97.2		$115.9	$559.2

(a)    Net of currency hedging impact.
(b) Includes variance due to stumpage versus delivered sales.
(c)    New Zealand Timber includes $24.3 million of timberland sales in 2017, offset by $1.8 million of timberland sales in 2016.
(d)    Real Estate includes $42.0 million of sales from Large Dispositions in 2017, offset by $129.5 million of sales from Large Dispositions in 2016.

Operating Income	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
Three Months Ended September 30, 2016	$8.2	($3.3)	$6.6	$43.1	$0.5	($5.4)	$49.7
Volume/Mix	2.7	—	3.2	(41.8)	—	—	(35.9)
Price	(0.2)	3.3	8.1	10.7	—	—	21.9
Cost	(0.3)	0.7	0.9	(0.2)	0.6	0.5	2.2
Non-timber income	1.3	(0.1)	(0.4)	—	—	—	0.8
Foreign exchange (a)	—	—	1.0	—	—	—	1.0
Depreciation, depletion & amortization	(0.2)	0.5	(0.1)	0.4	—	(0.2)	0.4
Non-cash cost of land and improved development	—	—	—	(0.8)	—	—	(0.8)
Three Months Ended September 30, 2017	$11.5	$1.1	$19.3	$11.4	$1.1	($5.1)	$39.3

(a)    Net of currency hedging impact.

Operating Income	Southern Timber	Pacific Northwest Timber	New Zealand Timber		Real Estate		Trading	Corporate and Other	Total
Nine Months Ended September 30, 2016	$35.0	($0.9)	$21.4		$153.0		$1.5	($15.7)	$194.3
Volume/Mix	0.6	0.8	2.5		(30.6)		—	—	(26.7)
Price	(3.2)	5.4	15.8		16.4		—	—	34.4
Cost	0.2	0.4	(0.1)		(0.5)		1.9	0.6	2.5
Non-timber income	1.8	0.3	(1.1)		—		—	—	1.0
Foreign exchange (a)	—	—	2.7		—		—	—	2.7
Depreciation, depletion & amortization	0.6	(7.3)	(0.3)		1.0		—	(0.2)	(6.2)
Non-cash cost of land and improved development	—	—	—		(4.8)		—	—	(4.8)
Other	—	—	15.4	(b)	(77.2)	(c)	—	—	(61.8)
Nine Months Ended September 30, 2017	$35.0	($1.3)	$56.3		$57.3		$3.4	($15.3)	$135.4

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

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
Three Months Ended September 30, 2016	$18.2	$3.4	$12.6	$56.6	$0.5	($4.1)	$87.2
Volume/Mix	5.2	0.3	5.4	(53.7)	—	—	(42.8)
Price	(0.2)	3.3	8.1	10.7	—	—	21.9
Cost	(0.3)	0.7	0.9	(0.2)	0.6	(0.7)	1.0
Non-timber income	1.3	(0.1)	(0.4)	—	—	—	0.8
Foreign exchange (b)	—	—	1.8	—	—	—	1.8
Three Months Ended September 30, 2017	$24.2	$7.6	$28.4	$13.4	$1.1	($4.8)	$69.9

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators below.

(b)	Net of currency hedging impact.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber		Real Estate		Trading	Corporate and Other	Total
Nine Months Ended September 30, 2016	$72.1	$14.1	$40.5		$74.0		$1.5	($14.4)	$187.8
Volume/Mix	1.2	2.3	4.8		(42.0)		—	—	(33.7)
Price	(3.2)	5.4	15.8		16.4		—	—	34.4
Cost	0.2	0.4	(0.1)		(0.5)		1.9	0.3	2.2
Non-timber income	1.8	0.3	(1.1)		—		—	—	1.0
Foreign exchange (b)	—	—	3.7		—		—	—	3.7
Other	—	—	22.4	(c)	(4.4)	(d)	—	—	18.0
Nine Months Ended September 30, 2017	$72.1	$22.5	$86.0		$43.5		$3.4	($14.1)	$213.4

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators below.

(b)	Net of currency hedging impact.

(c)
New Zealand Timber includes $24.3 million of timberland sold in 2017 less cash costs of $0.5 million and $0.4 million of operating income from a settlement received in 2017, offset by $1.8 million of timberland sold in 2016.

(d)	Real Estate includes the receipt of a $4.0 million deferred payment related to a prior land sale in 2016.

Southern Timber
Third quarter sales of $31.9 million increased $4.1 million, or 15%, versus the prior year period. Harvest volumes increased 24% to 1.36 million tons versus 1.09 million tons in the prior year period, primarily due to incremental volume from recent acquisitions and the prior year curtailment of harvest activity in certain eastern markets. Average pine sawtimber stumpage prices decreased 1% to $25.93 per ton versus $26.17 per ton in the prior year period, while average pine pulpwood stumpage prices decreased 6% to $16.32 per ton versus $17.36 per ton in the prior year period. The modest decrease in average sawtimber prices was primarily driven by geographic mix, as impacts from recent hurricanes limited operability in one of the Company’s higher-priced sawtimber regions. The decrease in average pulpwood prices was largely due to salvage volume from the West Mims fire as well as increased supply along the east coast. Overall, weighted-average stumpage prices (including hardwood) decreased 1% to $19.63 per ton versus $19.76 per ton in the prior year period. Operating income of $11.5 million increased $3.3 million versus the prior year period due to higher volumes ($2.7 million), higher non-timber income ($1.3 million) and lower overhead expense ($0.3 million), which were partially offset by lower weighted-average stumpage prices ($0.2 million), higher leased land expenses ($0.2 million), higher depletion rates ($0.2 million) and higher severance and franchise taxes ($0.4 million). Third quarter Adjusted EBITDA of $24.2 million was $6.0 million above the prior year period.
Year-to-date sales of $95.4 million decreased $6.8 million, or 7%, versus the prior year period. Harvest volumes increased 2% to 4.09 million tons versus 4.03 million tons in the prior year period. Average pine sawtimber stumpage prices decreased 3% to $25.99 per ton versus $26.74 per ton in the prior year period, while average pine pulpwood stumpage prices decreased 10% to $16.43 per ton versus $18.34 per ton in the prior year period. The modest decrease in average sawtimber prices was driven by lower demand in the Gulf states as well as geographic mix due to recent hurricanes affecting the ability to harvest volume in one of the Company’s higher-priced sawtimber regions. The decrease in average pulpwood prices was due to salvage volume from the West Mims fire and increased supply as a result of extended dry weather along the east coast during the first half of the year. Overall, weighted-average stumpage prices (including hardwood) decreased 4% to $19.76 per ton versus $20.54 per ton in the prior year period. Operating income of $35.0 million remained flat versus the prior year period due to higher non-timber income ($1.8 million), higher volumes ($0.6 million), lower depreciation and amortization ($0.6 million), and lower overhead expense ($1.5 million), which were offset by lower weighted-average stumpage prices ($3.2 million), higher severance and franchise taxes ($0.9 million) and higher lease land expenses ($0.4 million). Year-to-date Adjusted EBITDA of $72.1 million remained the same as the prior year period.
Pacific Northwest Timber
Third quarter sales of $18.6 million increased $2.5 million, or 16%, versus the prior year period. Harvest volumes increased 5% to 252,000 tons versus 241,000 tons in the prior year period, primarily due to improved export market conditions, partially offset by fire restrictions in Oregon. Average delivered sawtimber prices increased 17% to $89.62 per ton versus $76.69 per ton in the prior year period, while average delivered pulpwood prices increased 3% to $41.43 per ton versus $40.07 per ton in the prior year period. The increase in average sawtimber and pulpwood prices was due to stronger domestic and export markets. Operating income of $1.1 million increased $4.4 million relative to an operating loss of $3.3 million in the prior year period due to higher prices ($3.3 million), lower depletion rates ($0.5 million), lower overhead expense ($0.4 million) and lower road maintenance expense ($0.3 million), which were partially offset by lower non-timber income ($0.1 million). Third quarter Adjusted EBITDA of $7.6 million was $4.2 million above the prior year period.
Year-to-date sales of $62.9 million increased $10.6 million, or 20%, versus the prior year period. Harvest volumes increased 10% to 926,000 tons versus 839,000 tons in the prior year period. Average delivered sawtimber prices increased 11% to $80.79 per ton versus $72.80 per ton in the prior year period, while average delivered pulpwood prices decreased 7% to $39.65 per ton versus $42.85 per ton in the prior year period. The increase in average sawtimber prices was due to stronger domestic and export sawtimber markets as well as a more favorable species mix. The decrease in average pulpwood prices was due to an increase in volume from a lower-priced region and an increase in the availability of wood chip residuals from lumber mills, which in turn reduced the demand for pulpwood logs. Operating loss of $1.3 million versus operating loss of $0.9 million in the prior year period was primarily due to higher depletion rates resulting from our Menasha acquisition ($7.3 million) and higher road maintenance and other costs ($0.4 million), which were partially offset by higher prices ($5.4 million), lower overhead expense ($0.8 million), higher volumes ($0.8 million) and higher non-timber income ($0.3 million). Year-to-date Adjusted EBITDA of $22.5 million was $8.4 million above the prior year period.

New Zealand Timber
Third quarter sales of $69.9 million increased $27.7 million, or 66%, versus the prior year period. Harvest volumes increased 40% to 774,000 tons versus 552,000 tons in the prior year period, driven primarily by lower volumes in the prior year quarter due to the timing of export shipments coupled with incremental volume from recent acquisitions. Average delivered prices for export sawtimber increased 16% to $113.35 per ton versus $97.44 per ton in the prior year period, while average delivered prices for domestic sawtimber increased 11% to $83.61 per ton versus $75.06 per ton in the prior year period. The increase in export sawtimber prices was primarily due to stronger demand from China. The increase in domestic sawtimber prices (in U.S. dollar terms) was driven by strong local demand for construction materials and a modest rise in the NZ$/US$ exchange rate (US$0.73 per NZ$1.00 versus US$0.72 per NZ$1.00). Excluding the impact of foreign exchange rates, domestic sawtimber prices increased 9% from the prior year period. Operating income of $19.3 million increased $12.7 million versus the prior year period due to higher prices ($8.1 million), higher volumes ($3.2 million), favorable foreign exchange impacts ($1.0 million) and lower forest management and overhead costs ($0.9 million), which were partially offset by lower carbon sales ($0.4 million) and higher depletion rates ($0.1 million). Third quarter Adjusted EBITDA of $28.4 million was $15.8 million above the prior year period.
Year-to-date sales of $187.8 million increased $61.8 million, or 49%, versus the prior year period. Harvest volumes increased 14% to 1.89 million tons versus 1.66 million tons in the prior year period due to incremental volume from recent acquisitions. Average delivered prices for export sawtimber increased 16% to $111.62 per ton versus $96.04 per ton in the prior year period, while average delivered prices for domestic sawtimber increased 13% to $80.54 per ton versus $71.26 in the prior year period. The increase in export sawtimber prices was primarily due to stronger demand from China, while the increase in domestic sawtimber prices (in U.S. dollar terms) was driven primarily by stronger local demand for construction materials and a modest rise in the NZ$/US$ exchange rate (US$0.72 per NZ versus US$0.69 per NZ$1.00). Excluding the impact of foreign exchange rates, domestic sawtimber prices increased 9% from the prior year period. Operating income of $56.3 million increased $34.9 million versus the prior year period due to higher prices ($15.8 million), higher income from land sales ($14.8 million), favorable foreign exchange impacts ($2.7 million), changes in mix ($2.5 million) and higher other income ($0.6 million), which were partially offset by lower carbon sales ($1.1 million), higher depreciation ($0.3 million) and higher forest management costs ($0.1 million). Year-to-date Adjusted EBITDA of $86.0 million was $45.5 million above the prior year period.
Real Estate
Third quarter sales of $17.3 million decreased $43.3 million versus the prior year period, while operating income of $11.4 million decreased $31.7 million versus the prior year period. Sales and operating income decreased in the third quarter due to a lower number of acres sold (2,549 acres sold versus 23,601 acres sold in the prior year period), partially offset by an increase in weighted-average prices ($6,764 per acre versus $2,569 per acre in the prior year period) due to the mix of properties sold. Third quarter Adjusted EBITDA of $13.4 million was $43.2 million below the prior year period.
Improved Development sales included the first residential lot closing for a model home within the Company’s Wildlight development. Unimproved Development sales of $13.9 million primarily consisted of a 1,300-acre tract in Nassau County, Florida for $10,000 per acre. This compares to the prior year quarter sales of $1.4 million for a 73-acre tract in St. John’s County, Florida for approximately $18,500 per acre. Rural sales of $3.1 million were comprised of 1,128 acres at an average price of $2,771 per acre, including 90 acres in Texas for $6,850 per acre. This compares to the prior year quarter sales of $6.4 million, comprised of 2,069 acres at an average price of $3,082 per acre. Non-strategic / Timberland sales of $0.2 million were comprised of 102 acres at an average price of $1,616 per acre, including 85 acres of non-strategic property with limited productivity (i.e., 100% non-plantable). This compares to the prior year quarter sales of $52.8 million, comprised of 21,459 acres at an average price of $2,465 per acre, including 17,772 acres in Georgia for $2,720 per acre.
Year-to-date sales of $97.2 million decreased $114.1 million versus the prior year period, while operating income of $57.3 million decreased $95.7 million versus the prior year period. Year-to-date sales and operating income include $42.0 million and $28.2 million, respectively, from Large Dispositions in 2017 and $129.5 million and $101.3 million in the prior year period. Sales and operating income decreased in the first nine months primarily due to lower volumes (41,303 acres sold versus 89,510 acres sold in the prior year period). Year-to-date operating income also decreased due to the receipt of a $4.0 million deferred payment in 2016 with respect to a prior land sale. Year-to-date Adjusted EBITDA of $43.5 million was $30.5 million below the prior year period.

Trading
Third quarter sales of $40.2 million increased $15.5 million versus the prior year period due to higher volumes and prices. Sales volumes increased 38% to 371,000 tons versus 269,000 tons in the prior year period due to increased volume from existing suppliers and stumpage blocks purchased from third-parties, coupled with improving export market demand. Average prices increased 18% to $108.58 per ton versus $91.80 per ton in the prior year period primarily due to stronger demand from China. Operating income and Adjusted EBITDA of $1.1 million increased $0.6 million versus the prior year period.
Year-to-date sales of $115.9 million increased $39.9 million versus the prior year period due to higher volumes and prices. Sales volumes increased 32% to 1,079,000 tons versus 816,000 tons in the prior year period due to increased volume from existing suppliers and stumpage blocks purchased from third-parties, coupled with improving export market demand. Average prices increased 15% to $107.45 per ton versus $93.18 per ton in the prior year period primarily due to stronger demand from China. Operating income of $3.4 million increased $1.9 million versus the prior year period.
Other Items
Corporate and Other Expense/Eliminations
Third quarter corporate and other operating expenses of $5.1 million decreased $0.3 million versus the prior year period due to lower costs related to shareholder litigation ($1.2 million) and lower pension expense ($0.7 million), which were partially offset by higher depreciation expense ($0.2 million) and a reduction in overhead costs allocated to the segments ($1.4 million) as a result of pension and organizational changes made in the fourth quarter of 2016.
Year-to-date corporate and other operating expense of $15.3 million decreased $0.4 million versus the prior year period due to lower costs related to shareholder litigation ($1.5 million), the prior year period transaction costs related to the Menasha acquisition ($1.3 million), and lower pension costs ($2.5 million). These decreases were partially offset by higher depreciation expense ($0.2 million), the prior year gain on foreign currency derivatives ($1.2 million) and a reduction in overhead costs allocated to the segments ($3.5 million) as a result of pension and organizational changes made in the fourth quarter of 2016.
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
Interest Expense
Third quarter interest expense of $8.6 million increased $0.1 million versus the prior year period due to a higher periodic interest rate on the Company’s revolver, partially offset by lower average debt due to the repayment of $31.5 million of mortgage notes during the quarter. Year-to-date interest expense of $25.5 million increased $1.9 million versus the prior year period due to higher outstanding debt versus the prior year period.
Income Tax Expense
Third quarter income tax expense of $3.0 million increased $2.2 million versus the prior year period. Year-to date income tax expense of $16.8 million increased $14.6 million versus the prior year period. The increase in third quarter and year-to-date income tax expense versus the prior year periods was due to improved results from the New Zealand JV, which is the primary driver of income tax expense.
Outlook
Based on our solid results for the first nine months, expectations of continued strength in New Zealand export and domestic markets and a strong pipeline of Real Estate closings in the fourth quarter, we expect to achieve full-year Adjusted EBITDA near the higher end of our prior guidance. In our Southern Timber segment, we expect fourth quarter volumes to decrease slightly versus the third quarter due to wet ground conditions in certain areas resulting from the recent storms, and we expect product pricing to decrease modestly due to geographic mix and an increase in thinning activity. In our Pacific Northwest Timber segment, we expect fourth quarter volumes to increase versus the third quarter due to the lifting of fire restrictions, and we expect continued strength in sawtimber prices based on favorable domestic and export market conditions. In our New Zealand Timber segment, we expect fourth quarter volumes to decline modestly versus the third quarter, while we expect product pricing will continue to reflect strong demand from China as well as domestic construction markets. In our Real Estate segment, we anticipate additional closings in the Wildlight development in the fourth quarter as the project picks up momentum following significant progress on initial infrastructure development during the year.

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
Summary of Liquidity and Financing Commitments

	September 30,	December 31,
(millions of dollars)	2017	2016
Cash and cash equivalents	$104.1	$85.9
Total debt (a)	1,033.4	1,065.5
Shareholders’ equity	1,657.2	1,496.9
Total capitalization (total debt plus equity)	2,690.6	2,562.4
Debt to capital ratio	38%	42%
Net debt to enterprise value (b)	20%	23%

(a)	Total debt as of September 30, 2017 includes $1,033.4 million of long-term borrowings, gross of $3.1 million of deferred financing costs.

(b)	Enterprise value is calculated as the number of shares outstanding multiplied by the Company’s share price plus net debt as of September 30, 2017 and December 31, 2016.
Cash Flows
The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2017 and 2016.

(millions of dollars)	2017	2016
Cash provided by (used for):
Operating activities	$186.9	$163.9
Investing activities	(199.1)	(254.1)
Financing activities	29.2	146.8
Cash Provided by Operating Activities
Cash provided by operating activities increased $23.0 million primarily due to higher operating results.
Cash Used for Investing Activities
Cash used for investing activities decreased $55.0 million compared to 2016 primarily due to a decrease in timberland acquisitions of $114.8 million, an increase in the use of restricted cash of $38.6 million, and a decrease in assets purchased in business acquisition of $1.1 million. These amounts were partially offset by a decrease in net proceeds from Large Dispositions of $85.0 million, an increase in real estate development investments of $7.0 million, an increase in capital expenditures of $5.5 million and an increase in spending on the construction of the Company’s office building of $2.0 million.
Cash Provided by Financing Activities
Cash provided by financing activities decreased $117.6 million from the prior year period primarily due to a decrease in net debt issuances of $270.6 million and an increase in dividends paid of $2.9 million. These amounts were partially offset by an increase in equity issuances of $155.2 million and a decrease in common shares repurchases of $0.7 million.

Expected 2017 Expenditures
Capital expenditures in 2017 are expected to be between $66 and $68 million, excluding capital expenditures related to the office building and any strategic timberland acquisitions we may make. Capital expenditures are expected to be comprised primarily of seedling planting, fertilization and other silvicultural activities, property taxes, lease payments, allocated overhead and other capitalized costs. Aside from capital expenditures, we may also acquire timberland as we actively evaluate acquisition opportunities.
Real estate development investments in 2017 are expected to be between $15 and $18 million. Expected real estate development investments are primarily related to Wildlight, our mixed-use community development project located north of Jacksonville at the interchange of I-95 and State Road A1A.
Construction of our new headquarters building located in the Wildlight development project is substantially complete. The new office allowed us to consolidate three existing leased offices in Jacksonville and Fernandina Beach, Florida into one location and has also served as a catalyst for the Wildlight project. Construction costs of this building incurred in 2017 are expected to be approximately $6 million.
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

We reconcile Adjusted EBITDA to Net Income for the consolidated Company and to Operating Income for the segments, as those are the most comparable GAAP measures for each. The following table provides a reconciliation of Net Income to Adjusted EBITDA for the respective periods (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income to Adjusted EBITDA Reconciliation
Net income	$28.8	$40.6	$94.7	$167.3
Interest, net	8.1	8.3	24.2	24.8
Income tax expense	3.0	0.8	16.8	2.2
Depreciation, depletion and amortization	28.7	32.0	96.6	83.7
Non-cash cost of land and improved development	1.3	4.3	8.6	10.1
Costs related to shareholder litigation	—	1.2	0.7	2.2
Gain on foreign currency derivatives (a)	—	—	—	(1.2)
Large Dispositions (b)	—	—	(28.2)	(101.3)
Adjusted EBITDA	$69.9	$87.2	$213.4	$187.8

(a)
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

The following tables provide a reconciliation of Operating Income (Loss) by segment to Adjusted EBITDA by segment for the respective periods (in millions of dollars):

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and other	Total
September 30, 2017
Operating income (loss)	$11.5	$1.1	$19.3	$11.4	$1.1	($5.1)	$39.3
Non-operating income	—	—	0.6	—	—	—	0.6
Depreciation, depletion and amortization	12.7	6.5	8.5	0.7	—	0.3	28.7
Non-cash cost of land and improved development	—	—	—	1.3	—	—	1.3
Adjusted EBITDA	$24.2	$7.6	$28.4	$13.4	$1.1	($4.8)	$69.9

September 30, 2016
Operating income (loss)	$8.2	($3.3)	$6.6	$43.1	$0.5	($5.4)	$49.7
Depreciation, depletion and amortization	10.0	6.7	6.0	9.2	—	0.1	32.0
Non-cash cost of land and improved development	—	—	—	4.3	—	—	4.3
Costs related to shareholder litigation	—	—	—	—	—	1.2	1.2
Adjusted EBITDA	$18.2	$3.4	$12.6	$56.6	$0.5	($4.1)	$87.2

Nine Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and other	Total
September 30, 2017
Operating income (loss)	$35.0	($1.3)	$56.3	$57.3	$3.4	($15.3)	$135.4
Non-operating income	—	—	0.3	—	—	—	0.3
Depreciation, depletion and amortization	37.1	23.8	29.3	5.9	—	0.5	96.6
Non-cash cost of land and improved development	—	—	0.1	8.5	—	—	8.6
Costs related to shareholder litigation	—	—	—	—	—	0.7	0.7
Large Dispositions (a)	—	—	—	(28.2)	—	—	(28.2)
Adjusted EBITDA	$72.1	$22.5	$86.0	$43.5	$3.4	($14.1)	$213.4

September 30, 2016
Operating income (loss)	$35.0	($0.9)	$21.4	$153.0	$1.5	($15.7)	$194.3
Depreciation, depletion and amortization	37.1	15.0	17.3	14.0	—	0.3	83.7
Non-cash cost of land and improved development	—	—	1.8	8.3	—	—	10.1
Costs related to shareholder litigation	—	—	—	—	—	2.2	2.2
Gain on foreign currency derivatives (b)	—	—	—	—	—	(1.2)	(1.2)
Large Dispositions (a)	—	—	—	(101.3)	—	—	(101.3)
Adjusted EBITDA	$72.1	$14.1	$40.5	$74.0	$1.5	($14.4)	$187.8

(a)
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

The following table provides a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Nine Months Ended September 30,
	2017	2016
Cash provided by operating activities	$186.9	$163.9
Capital expenditures (a)	(45.7)	(40.2)
Working capital and other balance sheet changes	2.5	(0.2)
CAD	143.7	123.5
Mandatory debt repayments	—	—
CAD after mandatory debt repayments	$143.7	$123.5

Cash used for investing activities	($199.1)	($254.1)
Cash provided by financing activities	$29.2	$146.8

(a)
Capital expenditures exclude timberland acquisitions of $239.1 million and $353.8 million and spending on the Rayonier office building of $6.0 million and $3.9 million during the nine months ended September 30, 2017 and September 30, 2016, respectively.

Liquidity Facilities
2017 Debt Activity
During the nine months ended September 30, 2017, the Company made additional borrowings of $25.0 million on the Revolving Credit Facility. A draw of $15.0 million during the first quarter was used to repay the $15.0 million solid waste bonds that were due in 2020 and an additional draw of $10.0 million made in the second quarter was used to partially fund the acquisition of 91,000 acres in coastal Florida, Georgia and South Carolina. In the third quarter, the Company used available cash to repay $31.5 million of mortgage notes which were due in August 2017. As of September 30, 2017, the Company had available borrowings of $139.6 million under the Revolving Credit Facility, net of $10.4 million to secure its outstanding letters of credit.
In addition, the New Zealand JV made borrowings and repayments of $38.4 million on its working capital facility. As of September 30, 2017, draws totaling NZ$40.0 million remain available on the working capital facility. The New Zealand JV also repaid $10.9 million of its shareholder loan held by the non-controlling interest party during the nine months ended September 30, 2017. Changes in exchange rates increased debt on a U.S. dollar basis for its shareholder loan by $0.5 million during the nine months ended September 30, 2017.

Off-Balance Sheet Arrangements
We utilize off-balance sheet arrangements to provide credit support for certain suppliers and vendors in case of their default on critical obligations, and collateral for outstanding claims under the Company’s previous workers’ compensation self-insurance programs. These arrangements consist of standby letters of credit and surety bonds. As part of our ongoing operations, we also periodically issue guarantees to third parties. Off-balance sheet arrangements are not considered a source of liquidity or capital resources and do not expose us to material risks or material unfavorable financial impacts. See Note 9 — Guarantees for details on the letters of credit, surety bonds and guarantees as of September 30, 2017.

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
The following table aggregates our contractual financial obligations as of September 30, 2017 and anticipated cash spending by period:

Contractual Financial Obligations (in millions)	Total	Payments Due by Period
		Remaining 2017	2018-2019	2020-2021	Thereafter
Long-term debt (a)	$1,033	—	—	$50	$983
Interest payments on long-term debt (b)	208	8	66	64	70
Operating leases — timberland	193	4	18	17	154
Operating leases — PP&E, offices	4	—	2	1	1
Commitments — derivatives (c)	32	1	9	9	13
Commitments — other (d)	10	4	4	2	—
Total contractual cash obligations	$1,480	$17	$99	$143	$1,221

(a)
The book value of long-term debt, net of deferred financing costs, is currently recorded at $1,030.3 million on the Company’s Consolidated Balance Sheet, but upon maturity the liability will be $1,033.4 million.

(b)	Projected interest payments for variable rate debt were calculated based on outstanding principal amounts and interest rates as of September 30, 2017.

(c)
Commitments — derivatives represents payments expected to be made on derivative financial instruments (foreign exchange contracts and interest rate swaps). See Note 11 — Derivative Financial Instruments and Hedging Activities.

(d)	Commitments — other includes payments expected to be made on the construction of the Company’s office building and Wildlight development project.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
As of September 30, 2017, we had $700 million of U.S. long-term variable rate debt. Our primary interest rate exposure on variable rate debt results from changes in LIBOR. However, we use interest rate swaps to manage our exposure to interest rate movements on our term credit agreement by swapping existing borrowings from floating rates to fixed rates. The notional amount of outstanding interest rate swap contracts at September 30, 2017 was $650 million. The Term Credit Agreement and associated interest rate swaps mature in August 2024 and the Incremental Term Loan agreement and associated interest rate swaps mature in May 2026. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in a corresponding increase/decrease of approximately $0.5 million in interest payments and expense over a 12 month period.
The fair market value of our U.S. long-term fixed interest rate debt is also subject to interest rate risk. The estimated fair value of our long-term fixed-rate debt at September 30, 2017 was $334.4 million compared to the $325 million principal amount. We use interest rates of debt with similar terms and maturities to estimate the fair value of our debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at September 30, 2017 would result in a corresponding decrease/increase in the fair value of our long-term fixed-rate debt of approximately $14 million.
We estimate the periodic effective interest rate on U.S. long-term fixed and variable rate debt for the third quarter was approximately 3.3% after consideration of interest rate swaps and estimated patronage payments, excluding unused commitment fees on the revolving credit facility.
The functional currency of the Company’s New Zealand-based operations and New Zealand JV is the New Zealand dollar. Through these operations and our ownership in the New Zealand JV, we are exposed to foreign currency risk on cash held in foreign currencies, shareholder loan payments which are denominated in U.S. dollars and on foreign export sales and ocean freight payments that are predominantly denominated in U.S. dollars. To mitigate these risks, the New Zealand JV routinely enters into foreign currency exchange contracts and foreign currency option contracts to hedge a portion of the New Zealand JV’s foreign exchange exposure. At September 30, 2017, the New Zealand JV had foreign currency exchange contracts representing 42% of forecast shareholder distribution payments over the next 12 months. At September 30, 2017, the New Zealand JV also had foreign currency exchange contracts with a notional amount of $55 million and foreign currency option contracts with a notional amount of $58 million outstanding related to foreign export sales and ocean freight payments. The amount hedged represents 41% of forecast U.S. dollar denominated harvesting sales proceeds over the next 18 months and 54% of log trading sales proceeds over the next 3 months. At September 30, 2017, the New Zealand JV also had foreign currency exchange contracts with a notional amount of $2 million outstanding on behalf of suppliers.

Item 4.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Rayonier management is responsible for establishing and maintaining adequate disclosure controls and procedures. Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are designed with the objective of ensuring information required to be disclosed by the Company in reports filed under the Exchange Act, such as this quarterly report on Form 10-Q, is (1) recorded, processed, summarized and reported or submitted within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Because of the inherent limitations in all control systems, no control evaluation can provide absolute assurance that all control exceptions and instances of fraud have been prevented or detected on a timely basis. Even systems determined to be effective can provide only reasonable assurance that their objectives are achieved.
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of September 30, 2017.
In the quarter ended September 30, 2017, based upon the evaluation required by paragraph (d) of SEC Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth in Note 8—Contingencies in the “Notes to Consolidated Financial Statements” under Item 1 of Part I of this report is incorporated herein by reference.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In February 2016, the Board of Directors approved the repurchase of up to $100 million of Rayonier’s common shares (the “share repurchase program”) to be made at management’s and the Board of Director’s discretion. The program has no time limit and may be suspended or discontinued at any time. There were no shares repurchased under this program in the third quarter of 2017 and there was $99.3 million, or approximately 3,437,536 shares based on the period end closing stock price of $28.89, available for repurchase as of September 30, 2017.
In 1996, we began a Common Share repurchase program (the “1996 anti-dilutive program”) to minimize the dilutive effect of our employee incentive stock plans on earnings per share. This program limits the number of shares that may be purchased each year to the greater of 1.5% of outstanding shares at the beginning of the year or the number of incentive shares issued to employees during the year. In October 2000, July 2003 and October 2011, our Board of Directors authorized the purchase of additional shares in the program totaling 2.1 million shares. The 1996 anti-dilutive program does not have an expiration date. There were no shares purchased under this program in the third quarter of 2017 and there were 3,778,625 shares available for purchase at September 30, 2017.
The following table provides information regarding our purchases of Rayonier common stock during the quarter ended September 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
July 1 to July 31	—	—	—	7,216,161
August 1 to August 31	—	—	—	7,216,161
September 1 to September 30	—	—	—	7,216,161
Total	—		—

(a)	Maximum number of shares authorized to be purchased as of September 30, 2017 include 3,778,625 under the 1996 anti-dilutive program and approximately 3,437,536 under the share repurchase program.

Item 6.	Exhibits

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2017, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended September 30, 2017 and 2016; (ii) the Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016; (iii) the Consolidated Statements of Shareholders’ Equity for the Nine Months Ended September 30, 2017 and the Years Ended December 31, 2016 and 2015; (iv) the Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016; and (v) the Notes to Consolidated Financial Statements
Filed herewith

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
Date: November 3, 2017