Form 10-K
period 2017-12-31
RAYONIER INC
filed 2018-02-23
CIK 52827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
YES ☐        NO  ☒
The aggregate market value of the Common Shares of the registrant held by non-affiliates at the close of business on June 30, 2017 was $3,694,658,677 based on the closing sale price as reported on the New York Stock Exchange.
As of February 16, 2018, there were outstanding 129,084,186 Common Shares of the registrant.
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the 2018 annual meeting of the shareholders of the registrant scheduled to be held May 17, 2018, are incorporated by reference in Part III hereof.

i

PART I
When we refer to “we,” “us,” “our,” “the Company,” or “Rayonier,” we mean Rayonier Inc. and its consolidated subsidiaries. References herein to “Notes to Financial Statements” or “Note” refer to the Notes to the Consolidated Financial Statements of Rayonier Inc. included in Item 8 of this Report.

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
GENERAL
We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive softwood timber growing regions in the U.S. and New Zealand. The focus of our business is to invest in timberlands and to actively manage them to provide current income and attractive long-term returns to our shareholders. As of December 31, 2017, we owned, leased or managed approximately 2.6 million acres of timberlands located in the U.S. South (1.82 million acres), U.S. Pacific Northwest (378,000 acres) and New Zealand (410,000 gross acres, or 293,000 net plantable acres). In addition, we engage in the trading of logs from New Zealand and Australia to Pacific Rim markets, primarily to support our New Zealand export operations. We have an added focus to maximize the value of our land portfolio by pursuing higher and better use (“HBU”) land sales opportunities.
We originated as the Rainier Pulp & Paper Company founded in Shelton, Washington in 1926. On June 27, 2014, Rayonier completed the tax-free spin-off of its Performance Fibers manufacturing business from its timberland and real estate operations, thereby becoming a “pure-play” timberland REIT.
Under our REIT structure, we are generally not required to pay U.S. federal income taxes on our earnings from timber harvest operations and other REIT-qualifying activities contingent upon meeting applicable distribution, income, asset, shareholder and other tests. As of December 31, 2017 and as of the date of the filing of this Annual Report on Form 10-K, we believe the Company is in compliance with all REIT tests.
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
Our shares are publicly traded on the NYSE under the symbol RYN. We are a North Carolina corporation with executive offices located at 1 Rayonier Way, Yulee, Florida 32097. Our telephone number is (904) 357-9100.

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

•
Sophisticated Log Marketing Capabilities Serving Various Pacific Rim Markets. We conduct a log trading operation based in New Zealand that serves timberland owners in New Zealand and Australia, providing access to key export markets in China, South Korea and India. This operation provides us with superior market intelligence and economies of scale, both of which add value to our New Zealand timber portfolio. It also provides additional market intelligence that helps our Southern and Pacific Northwest export log marketing and contributes to the Company’s earnings and cash flows, with minimal investment.

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

•
Advantageous Structure and Capitalization. Under our REIT structure, we are generally not required to pay federal income taxes on our earnings from timber harvest operations and other REIT-qualifying activities, which allows us to optimize the value of our portfolio in a tax efficient manner. We also maintain a strong credit profile and have an investment grade debt rating. As of December 31, 2017, our net debt to enterprise value was 18%. We believe that our advantageous REIT structure and conservative capitalization provide us with a competitive cost of capital and significant financial flexibility to pursue growth initiatives.

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

•
Increase the Size and Quality of our Timberland Holdings through Acquisitions. We intend to selectively pursue timberland acquisition opportunities that improve the average productivity of our timberland holdings and support cash flow generation from our annual harvesting activities. We expect there will be an ample supply of attractive timberlands available for sale as a result of anticipated sales from a number of Timberland Investment Management Organizations (“TIMOs”). Our acquisition strategy employs a disciplined approach with rigorous adherence to strategic and financial metrics. Generally, we expect to focus our acquisition efforts on the most commercially desirable timber-producing regions of the U.S. South, the U.S. Pacific Northwest and New Zealand, particularly on timberlands with a geographic distribution and age-class profile that are complementary to our existing timberland holdings. We acquired 90,000 acres of fee timberland in 2017, 111,000 acres in 2016, and 35,000 acres in 2015. Additionally, we acquired leases or forestry rights covering approximately 19,000 acres in 2017, 2,000 acres in 2016, and 2,000 acres in 2015.

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

SEGMENT INFORMATION
Rayonier operates in five reportable business segments:

•	Southern Timber,

•	Pacific Northwest Timber,

•	New Zealand Timber,

•	Real Estate, and

•	Trading.
The Southern Timber, Pacific Northwest Timber and New Zealand Timber segments reflect all activities related to the harvesting of timber and other value-added activities, such as recreational licenses, within each respective geography. The New Zealand Timber segment also reflects any land sales that occur within our New Zealand portfolio.
Our Real Estate segment reflects all U.S. land sales, which are reported in five sales categories:

•	Improved Development,

•	Unimproved Development,

•	Rural,

•	Non-Strategic / Timberlands, and

•	Large Dispositions.
The Trading segment reflects the log trading activities that primarily support our New Zealand operations.
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
Timber inventory is generally measured and expressed in short green tons (SGT) in our Southern Timberlands, in thousand board feet (MBF) or million board feet (MMBF) in our Pacific Northwest Timberlands, and in cubic meters (m3) in our New Zealand Timberlands. For conversion purposes, one MBF and one m3 is equal to approximately 8.0 and 1.12 short green tons, respectively. For comparison purposes, we provide inventory estimates for our Pacific Northwest and New Zealand timberlands in MBF and cubic meters, respectively, as well as in short green tons.

The following table sets forth the estimated volumes of merchantable timber inventory by location in short green tons as of September 30, 2017 for the South and Pacific Northwest and as of December 31, 2017 for New Zealand:

(volumes in thousands of SGT)
Location	Merchantable Inventory (a)%
South	67,737	74
Pacific Northwest	7,282	8
New Zealand	16,452	18
	91,471	100

(a)	For all regions, depletion rate calculations for the upcoming year are based on estimated volumes of merchantable inventory at December 31, 2017.
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

SOUTHERN TIMBER
As of December 31, 2017, our Southern timberlands acreage consisted of approximately 1.82 million acres (including approximately 191,000 acres of leased lands) located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, Oklahoma, South Carolina, Tennessee and Texas. Approximately two-thirds of this land supports intensively managed plantations of predominantly loblolly and slash pine. The other one-third of this land is too wet to support pine plantations, but supports productive natural stands primarily consisting of natural pine and a variety of hardwood species. Rotation ages typically range from 21 to 28 years for pine plantations and from 35 to 60 years for natural stands. Key consumers of our timber include pulp, paper, wood products and biomass facilities.
We estimate that the gross timber inventory and merchantable timber inventory of our Southern timberlands was 86 million tons and 68 million tons, respectively, as of September 30, 2017. We estimate that the sustainable yield of our Southern timberlands, including both pine and hardwoods, is approximately 5.9 to 6.3 million tons annually. We expect that the average annual harvest volume of our Southern timberlands over the next five years (2018 to 2022) will be generally within this range. For additional information, see Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield and Item 1A — Risk Factors.
In 2017, we acquired approximately 101,000 acres of timberland (including 11,000 acres of leased lands) in the Southern region. For additional information, see Note 3 — Timberland Acquisitions.
The following table provides a breakdown of our Southern timberlands acreage and timber inventory by product and age class as of September 30, 2017 (inventory volumes are estimated at December 31 to calculate a depletion rate for the upcoming year):

(volumes in thousands of SGT)
Age Class	Acres (000’s)	Pine Pulpwood	Pine Sawtimber	Hardwood Pulpwood	Hardwood Sawtimber	Total
Pine Plantation
0 to 4 years (a)	229	—	—	—	—	—
5 to 9 years	203	—	—	—	—	—
10 to 14 years	243	10,738	1,331	29	—	12,098
15 to 19 years	281	13,074	4,845	116	3	18,038
20 to 24 years	169	6,581	6,108	101	2	12,792
25 to 29 years	67	2,280	3,236	95	2	5,613
30 + years	46	1,213	2,798	92	3	4,106
Total Pine Plantation	1,238	33,886	18,318	433	10	52,647
Natural Pine (Plantable) (b)	47	507	906	895	207	2,515
Natural Mixed Pine/Hardwood (c)	548	4,278	6,971	15,186	3,908	30,343
Forested Acres and Gross Inventory	1,833	38,671	26,195	16,514	4,125	85,505
Plus: Non-Forested Acres (d)	68
Gross Acres	1,900
Less: Pre-Merchantable Age Class Inventory (e)						(12,651)
Less: Volume in Environmentally Sensitive/Legally Restricted Areas						(5,117)
Merchantable Timber Inventory						67,737

(a)	0 to 4 years includes clearcut acres not yet replanted.

(b)	Consists of natural stands that are convertible into pine plantations once harvested.

(c)	Consists of all non-plantable natural stands, including those that are in environmentally sensitive or economically inaccessible areas.

(d)	Includes roads, rights of way and all other non-forested areas.

(e)	Includes inventory that is less than 15 years old or less than 17 years old in Oklahoma.

PACIFIC NORTHWEST TIMBER
As of December 31, 2017, our Pacific Northwest timberlands consisted of approximately 378,000 acres located in Oregon and Washington, of which approximately 291,000 acres were designated as productive acres, meaning land that is capable of growing merchantable timber and where the harvesting of timber is not constrained by physical, environmental or regulatory restrictions. These timberlands primarily comprise second and third rotation western hemlock and Douglas-fir, as well as a small amount of other softwood species, such as western red cedar. A small percentage also consists of natural hardwood stands of predominantly red alder. In the Pacific Northwest, rotation ages typically range from 35 to 50 years. Our product mix in the Pacific Northwest is heavily weighted to sawtimber, which is sold to domestic wood products facilities as well as exported primarily to Pacific Rim markets.
We estimate that the gross timber inventory and merchantable timber inventory of our Pacific Northwest timberlands was 2,773 MMBF and 911 MMBF, respectively, as of September 30, 2017. We estimate that the sustainable yield of our Pacific Northwest timberlands is approximately 180 MMBF (or 1.4 million tons) annually. We expect that the average annual harvest volume of our Pacific Northwest timberlands over the next five years (2018 to 2022) will be approximately 160 MMBF (or 1.3 million tons). For additional information, see Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield and Item 1A — Risk Factors.
In 2017, we acquired approximately 481 acres of timberlands in the Pacific Northwest region. For additional information, see Note 3 — Timberland Acquisitions.
The following table provides a breakdown of our Pacific Northwest timberlands acreage and timber inventory by product and age class as of September 30, 2017 (inventory volumes are estimated at December 31 to calculate a depletion rate for the upcoming year):

(volumes in MBF, except as noted)
Age Class	Acres (000’s)	Softwood Pulpwood (e)	Softwood Sawtimber (e)	Total
Commercial Forest
0 to 4 years (a)	36	—	—	—
5 to 9 years	41	—	—	—
10 to 14 years	41	—	—	—
15 to 19 years	25	—	—	—
20 to 24 years	23	29,126	68,060	97,186
25 to 29 years	36	67,850	314,490	382,340
30 to 34 years	43	100,424	604,403	704,827
35 to 39 years	21	51,129	352,134	403,263
40 to 44 years	8	20,104	137,970	158,074
45 to 49 years	4	11,834	82,347	94,181
50+ years	7	23,701	180,537	204,238
Total Commercial Forest	285	304,168	1,739,941	2,044,109
Non-Commercial Forest (b)	6	6,664	46,111	52,775
Productive Forested Acres	291
Restricted Forest (c)	66	82,508	593,794	676,302
Total Forested Acres and Gross Inventory	357	393,340	2,379,846	2,773,186
Plus: Non-Forested Acres (d)	21
Gross Acres	378
Less: Pre-Merchantable Age Class Inventory				(1,185,516)
Less: Restricted Forest Inventory				(676,302)
Total Merchantable Timber				911,368
Conversion factor for MBF to SGT				7.99
Total Merchantable Timber (thousands of SGT)				7,282

(a)	0 to 4 years includes clearcut acres not yet replanted.

(b)	Includes non-commercial forests with limited productivity.

(c)	Includes significant portions of riparian management zones, legally restricted forests, and environmentally sensitive areas.

(d)	Includes roads, rights of way, and all other non-forested areas.

(e)	Includes a minor component of hardwood in red alder and other hardwood species.

NEW ZEALAND TIMBER
As of December 31, 2017, our New Zealand timberlands consisted of approximately 410,000 acres (including approximately 231,000 acres of leased lands), of which approximately 293,000 acres (including approximately 158,000 acres of leased lands) were designated as productive or plantation acres, meaning land that is capable of growing merchantable timber and where the harvesting of timber is not constrained by physical, environmental or regulatory restrictions. The leased acres are generally leased through long-term arrangements including Crown Forest Licenses (“CFLs”), forestry rights and other leases. Our New Zealand timberlands serve a domestic sawmilling market and also export logs to Pacific Rim markets.
Our New Zealand timber operations are conducted by Matariki Forestry Group, a joint venture with Phaunos Timber Fund Limited. The Company maintains a controlling financial interest of 77% in the New Zealand JV and, accordingly, consolidates the New Zealand JV’s balance sheet and results of operations. The minority owner’s interest in the New Zealand JV and its earnings are reported as noncontrolling interest in our financial statements. Rayonier’s wholly-owned subsidiary, Rayonier New Zealand Limited (“RNZ”), serves as the manager of the New Zealand JV. For additional information, see Note 7 — Joint Venture Investment.
We estimate that the gross timber inventory and merchantable timber inventory of our New Zealand timberlands were both 14.7 million cubic meters as of December 31, 2017. We estimate that the sustainable yield of our New Zealand timberlands is approximately 2.1 million cubic meters (or 2.5 million tons) annually. We expect that the average annual harvest volume of our New Zealand timberlands over the next five years (2018 to 2022) will be generally in line with our sustainable yield. For additional information, see Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield and Item 1A — Risk Factors.
The following table provides a breakdown of our New Zealand timberlands acreage and timber inventory by product and age class as of December 31, 2017 (inventory volumes at December 31 are used to calculate a depletion rate for the upcoming year):

(volumes in thousands of m3, except as noted)
Age Class	Acres (000’s)	Pulpwood	Sawtimber	Total
Radiata Pine
0 to 4 years (a)	54	—	—	—
5 to 9 years	45	—	—	—
10 to 14 years	46	—	—	—
15 to 19 years	52	—	—	—
20 to 24 years	45	1,652	7,101	8,753
25 to 29 years	12	525	1,987	2,512
30 + years	4	243	650	893
Total Radiata Pine	258	2,420	9,738	12,158
Other (b)	35	1,282	1,249	2,531
Forested Acres and Merchantable Timber Inventory	293	3,702	10,987	14,689
Conversion factor for m3 to SGT				1.12
Total Merchantable Timber (thousands of SGT)				16,452
Plus: Non-Productive Acres (c)	117
Gross Acres	410

(a)	0 to 4 years includes clearcut acres not yet replanted.

(b)	Includes primarily Douglas-fir age 30 and over.

(c)	Includes natural forest and other non-planted acres.

REAL ESTATE
All of our U.S. land sales, including HBU and non-HBU, are reported in our Real Estate segment. We report our Real Estate sales in five categories:
•Improved Development,
•Unimproved Development,
•Rural,
•Non-Strategic / Timberlands, and
•Large Dispositions.
The Improved Development category comprises properties sold for development for which Rayonier, through a taxable REIT subsidiary, has invested in site improvements such as infrastructure, roadways, utilities, amenities and/or other improvements designed to enhance marketability and create parcels, pads and/or lots for sale.
The Unimproved Development category comprises properties sold for development for which Rayonier has obtained entitlements but not invested in site improvements.
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
The Large Dispositions category includes sales of timberland that exceed $20 million in size and do not have a demonstrable premium relative to timberland value. Proceeds from Large Dispositions are generally used to fund capital allocation priorities, which include share repurchases, debt repayment or acquisitions. Sales designated as Large Dispositions are excluded from cash flow from operations and the calculation of Adjusted EBITDA and Cash Available for Distribution (“CAD”). See Item 7 — Performance and Liquidity Indicators for the definition of Adjusted EBITDA and CAD.
We maintain a detailed land classification analysis for all of our timberland and HBU acres. The vast majority of our HBU properties are managed as timberland and generate cash flow from timber operations prior to their sale or, in the case of Improved Development properties, prior to improvement.
TRADING
Our Trading segment reflects log trading activities in New Zealand and Australia conducted by our New Zealand JV. Our Trading segment complements the New Zealand Timber segment by providing added market intelligence, increasing the scale of export operations and achieving cost savings that directly benefit the New Zealand Timber segment. It also provides additional market intelligence that helps our Southern and Pacific Northwest export log marketing.
Trading activities are broadly categorized as either managed export services or procured logs. For managed export services, the New Zealand JV does not take title to the log cargo but arranges sales, shipping and export documentation services for other forest owners for an agreed commission. For procured logs, the New Zealand JV buys logs directly from other forest owners at New Zealand ports and exports them in its own name. Income from this business is generated by achieving a sales margin over the purchase price of the procured logs. The New Zealand JV also purchases standing timber from time to time, whereby it manages the harvest and sale of the logs for approximately one to three years. The Trading segment generally utilizes a managed export service arrangement for logs sourced from third parties outside of New Zealand, and generally utilizes a procured log arrangement for logs sourced from third parties within New Zealand. For managed export services, Trading segment revenues reflect only the commission earned on the sale. For procured log sales, Trading segment revenues reflect the full sales price of the logs.

In 2017, Trading volume from both managed export services and procured log sales was approximately 1.8 million JAS cubic meters of logs. Approximately 846,000 JAS cubic meters of logs were sourced from outside New Zealand, primarily Australia, of which 85% were undertaken through managed export service arrangements. Approximately 873,000 JAS cubic meters of logs were purchased directly from third parties in New Zealand through procured log arrangements, with 52% purchased from two key suppliers. Additionally, 105,000 JAS cubic meters were harvested from stumpage purchases. Approximately 35% of third-party purchases in New Zealand were purchased at spot prices, with the New Zealand JV thereby assuming some price risk on subsequent resale. The remaining 65% were purchased on a fixed margin basis, with the New Zealand JV thereby earning a spread on the resale price irrespective of subsequent price fluctuations. The New Zealand JV generally seeks to mitigate its risk of loss on procured logs by securing export orders prior to or concurrent with its spot purchases of logs.
FOREIGN SALES AND OPERATIONS
Sales from non-U.S. operations originate from our New Zealand Timber and Trading segments and comprised approximately 49% of consolidated 2017 sales. See Note 4 — Segment and Geographical Information for additional information.
COMPETITION
TIMBER
Timber markets in our Southern and Pacific Northwest regions are relatively fragmented with price being the principal method of competition. In New Zealand, there are four major private timberland owners accounting for approximately 37% of New Zealand planted forests.
The following table provides an overview of certain major competitors in each of our Timber segments:

Segment	Competitors
Southern Timber (a)	Weyerhaeuser Company
CatchMark Timber Trust
Hancock Timber Resource Group
Resource Management Service
Forest Investment Associates
Campbell Global

Pacific Northwest Timber (a)	Weyerhaeuser Company
Hancock Timber Resource Group
Green Diamond Resource Company
Campbell Global
Port Blakely Tree Farms
Pope Resources
State of Washington Department of Natural Resources
Bureau of Indian Affairs

New Zealand (b)	Hancock Natural Resource Group
Kaingaroa Timberlands
Ernslaw One

(a)    In addition to the competitors listed, we also compete with numerous other large and small privately held timber companies.

(b)
The New Zealand JV competes with these and other smaller New Zealand timber companies for supply into New Zealand domestic and export markets, predominantly China, South Korea and India. Logs supplied into Asian markets also compete with export supply from other regions, including Russia and North America.

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
CUSTOMERS
In 2017, no individual customer (or group of customers under common control) represented 10% or more of 2017 consolidated sales. As such, there is not a significant risk that the loss of one customer would have a material adverse effect on our results of operations.
SEASONALITY
Across all our segments, results are normally not impacted significantly by seasonal changes. However, particularly wet weather in areas of our Southern Timber operations can hinder access for harvesting, thereby temporarily reducing supply in the affected areas and generally strengthening prices. Conversely, extended dry weather in an area tends to suppress prices as timber is more accessible for harvesting.
ENVIRONMENTAL MATTERS
See Item 1A — Risk Factors.
RESEARCH AND DEVELOPMENT
The research and development activities of our timber operations include genetic seedling improvement, growth and yield modeling, and applied silvicultural programs to identify management practices that will improve financial returns from our timberlands. We also contribute to research cooperatives that undertake forestry research and development.
EXECUTIVE OFFICERS
David L. Nunes, 56, Mr. Nunes joined the Company in June 2014 as Chief Operating Officer, and shortly thereafter assumed the role of President and CEO following the Company’s spin-off of its Performance Fibers business. Prior to joining the Company, Mr. Nunes served as President and CEO of Pope Resources/Olympic Resource Management from 2002 to 2014. He joined Pope in 1997 as director of portfolio management, working with third-party investors and timberland owners to develop and manage timberland investment portfolios. The following year, he was named Vice President of portfolio development, and then served two years as Senior Vice President of acquisitions and portfolio development before being named President and COO in 2000. Previously, Mr. Nunes spent nine years with the Weyerhaeuser Company, joining the organization in 1988 as a business analyst and advancing through a number of leadership roles to become director of corporate strategic planning. During his time with Weyerhaeuser, he gained extensive experience involving export log sales and marketing, timberland acquisitions, mergers and acquisitions, and capital planning. Mr. Nunes holds a Bachelors of Arts and Economics from Pomona College and an MBA from the Tepper School of Business at Carnegie Mellon University.
Mark D. McHugh, 42, Mr. McHugh was appointed Senior Vice President and Chief Financial Officer in December 2014. He was previously Managing Director in the Real Estate Investment Banking group at Raymond James, where he worked since 2008. Prior to joining Raymond James, Mr. McHugh was a Director in the Paper & Forest Products Group at Credit Suisse, where he worked from 2000 to 2008. Mr. McHugh received his B.S.B.A. in Finance from the University of Central Florida and his JD from Harvard Law School.

Douglas M. Long, 47, Mr. Long was appointed to Senior Vice President, U.S. Operations in December 2015. He was named Vice President, U.S. Operations in November 2014. Prior to such appointment, Mr. Long served as Director, Atlantic Region, U.S. Forest Resources. He joined the Company in 1995 as a GIS Forestry Analyst and has held multiple positions of increasing responsibility within the forestry division. Mr. Long holds bachelor’s and master’s degrees in Forest Resources and Conservation from the University of Florida.
Christopher T. Corr, 54, Mr. Corr joined the Company in July 2013 and currently serves as Senior Vice President, Real Estate & Public Affairs and President, Raydient LLC. Prior to joining Rayonier, he served as Executive Vice President, Buildings and Places for AECOM from 2008 to 2013. Prior to that, Mr. Corr held various positions with The St. Joe Company between 1998 and 2008, most recently as Executive Vice President. From 1992 to 1998, Mr. Corr was a senior manager with The Walt Disney Company, where he was a key member of the team that developed the visionary town of Celebration near Orlando, Florida. From 1990-1992, Mr. Corr served as an elected member of the Florida House of Representatives. He holds a Bachelor of Arts degree from the University of Florida and has completed programs with the Harvard Real Estate Institute and the Wharton School of Business at University of Pennsylvania.
Mark R. Bridwell, 55, Mr. Bridwell was promoted to Vice President and General Counsel in June 2014 and assumed the role of Corporate Secretary in March 2015. He joined the Company in 2006 as Associate General Counsel for Performance Fibers. In 2009, he became Associate General Counsel for Timber and Real Estate and in 2012 was promoted to Assistant General Counsel for Land Resources. Prior to joining Rayonier, Mr. Bridwell served as counsel for six years at Siemens Corporation. Previously, he was an attorney for five years with the international law firms of Jones, Day, Reavis & Pogue and Seyfarth, Shaw, Fairweather & Geraldson. Mr. Bridwell has a B.S.B.A. in Finance from the University of Central Florida, and an MBA and JD from Emory University.
Shelby L. Pyatt, 47, Ms. Pyatt was named Vice President, Human Resources in July 2014. Ms. Pyatt joined Rayonier in 2003 as Manager, Compensation and became Director, Compensation and Employee Services in 2006. She was named Director, Compensation, Benefits and Employee Services in 2009 before being promoted to her current position, where she now also oversees IT. Prior to joining Rayonier, Ms. Pyatt held human resources positions with CSX Corporation and Barnett Bank. Ms. Pyatt holds a bachelor’s degree in Business Management.
W. Rhett Rogers, 41, Mr. Rogers was appointed to Vice President, Portfolio Management in February 2017. In this position, he oversees the Company’s acquisition and disposition activities, as well as its land information systems function. He joined Rayonier in 2001 as a District Technical Forester, and has held numerous roles of increasing responsibility, most recently as Director, Land Asset Management before being promoted to his current position. Mr. Rogers holds a BS in Forestry from Louisiana Tech University, and both an MBA and MS in Forest Resources from Mississippi State University.
EMPLOYEE RELATIONS
We currently employ approximately 334 people, of which approximately 250 are in the United States. We believe relations with our employees are satisfactory.
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
Weather conditions and extreme events, timber growth cycles and restrictions on access (for example, due to prolonged wet conditions) and other factors, including damage by fire, insect infestation, disease, prolonged drought and natural disasters such as wind storms and hurricanes, may limit harvesting of our timberlands. The volume and value of timber that can be harvested from our timberlands may be reduced by any such occurrence and other causes beyond our control. As is typical in the forestry industry, we do not maintain insurance for any loss to our timber, including losses due to fire and these other causes. These and other factors beyond our control could reduce our timber inventory and accordingly, our sustainable yield, thereby adversely affecting our financial results and cash flows.

Entitlement and development of real estate entail a lengthy, uncertain and costly approval process, which could adversely affect our ability to grow the businesses in our Real Estate segment.
Entitlement and development of real estate entail extensive approval processes involving multiple regulatory jurisdictions. It is common for a project to require multiple approvals, permits and consents from U.S. federal, state and local governing and regulatory bodies. For example, in Florida, real estate projects must generally comply with the provisions of the Community Planning Act and local land use, zoning and development regulations. In addition, development projects in Florida that exceed certain specified regulatory thresholds (and are not located in a jurisdiction classified as a dense urban land area) may require approval pursuant to specialized Comprehensive Plan evaluation and process standards. Compliance with these and other regulations and standards is more time intensive and costly and may require additional long range infrastructure review and approvals which can add to project cost. In addition, development of properties containing delineated wetlands may be affected by revisions to the definition of wetlands subject to state and/or federal regulation and may require one or more permits from the U.S. federal government and/or state and local governmental agencies. Any of these issues can materially affect the cost, timing and economic viability of our real estate projects.
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
Our Timber segments depend on logging and transportation services provided by third parties, both domestically and internationally, including by railroad, trucks, or ships. If any of our transportation providers were to fail to deliver timber supply or logs to our customers in a timely manner, or were to damage timber supply or logs during transport, we may be unable to sell it at full value, or at all. During the global financial crisis and subsequent downturn in U.S. housing starts, timber harvest volumes declined significantly. As a result, many logging contractors, particularly cable logging operators in the western U.S., permanently shut down their operations. As harvest levels have returned to higher levels with the recovery in U.S. housing starts, this shortage of logging contractors has resulted in sharp increases in logging costs and in the availability of logging contractors. It is expected that the supply of qualified logging contractors will be impacted by the availability of debt financing for equipment purchases as well as a sufficient supply of adequately trained loggers. As housing starts continue to recover, harvest levels are expected to increase, placing more pressure on the existing supply of logging contractors. Any significant failure or unavailability of third-party logging or transportation providers, or increases in transportation rates or fuel costs, may result in higher logging costs or the inability to capitalize on stronger log prices to the extent logging contractors cannot be secured at a competitive cost. Such events could harm our reputation, negatively affect our customer relationships and adversely affect our business.
We are subject to risks associated with doing business outside of the U.S.
Although the majority of our customers are in the U.S., a significant portion of our sales are to end markets outside of the U.S., including China, South Korea, Japan, Taiwan, India, Vietnam and New Zealand. The export of our products into international markets results in risks inherent in conducting business pursuant to international laws, regulations and customs. We expect that international sales will continue to contribute to future growth. The risks associated with our business outside the U.S. include:

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
We rely upon estimates of merchantable timber inventories (which include judgments regarding inventories that may be lawfully and economically harvested), timber growth rates and end-product yields when acquiring and managing working forests. These estimates, which are inherently inexact and uncertain in nature, are central to forecasting our anticipated timber revenues and expected cash flows. Growth rates and end-product yield estimates are developed using statistical sampling, harvest results and growth and yield modeling, in conjunction with industry research cooperatives and by in-house forest biometricians, using measurements of trees in research plots spread across our timberland holdings. The growth equations predict the rate of height and diameter growth of trees so that foresters can estimate the volume of timber that may be present in the tree stand at a given age. Tree growth varies by soil type, geographic area, and climate. Inappropriate application of growth equations in forest management planning may lead to inaccurate estimates of future volumes. If the assumptions we rely upon change or these estimates are inaccurate, our ability to manage our timberlands in a sustainable or profitable manner may be diminished, which may cause our results of operations and our stock price to be adversely affected.
Our businesses are subject to extensive environmental laws and regulations that may restrict or adversely affect our ability to conduct our business.
Environmental laws and regulations are constantly changing and are generally becoming more restrictive. Laws, regulations and related judicial decisions and administrative interpretations affecting our business are subject to change, and new laws and regulations are frequently enacted. These changes may adversely affect our ability to harvest and sell timber, remediate contaminated properties and/or entitle real estate. These laws and regulations may relate to, among other things, the protection of timberlands and endangered species, recreation and aesthetics, protection and restoration of natural resources, surface water quality, timber harvesting practices, and remedial standards for contaminated property and groundwater. Over time, the complexity and stringency of these laws and regulations have increased and the enforcement of these laws and regulations has intensified. For example, the U.S. Environmental Protection Agency (“EPA”) has pursued a number of initiatives that, if implemented, could impose additional operational and pollution control obligations on industrial facilities like those of Rayonier’s customers, especially in the area of air emissions and wastewater and stormwater control. In addition, as a result of certain judicial rulings and state and federal initiatives, including some that would require timberland operators to obtain permits to conduct certain ordinary course forestry activities, silvicultural practices on our timberlands could be impacted in the future. Environmental laws and regulations will likely continue to become more restrictive and over time could adversely affect our business, financial condition and results of operations.
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

Third-party operators may create environmental liabilities. We lease and/or grant easements across some of our properties to third-party operators for the purpose of operating communications towers, generating renewable energy (wind and solar), operating pipelines for the transport of gases and liquids, and exploring, extracting, developing and producing oil, gas, rock and other minerals. These activities are subject to federal, state and local laws and regulations. These operations may also create risk of environmental liabilities for an unlawful discharge of oil, gas, chemicals or other materials into the air, soil or water. Generally, these third-party operators indemnify us against any such liability, and we require that they maintain liability insurance. However, if for any reason our third-party operators are not able to honor their obligations to us, or if the required insurance is not in effect, then it is possible that we could be responsible for costs associated with environmental liability caused by such third-party operators.
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
Due to the REIT income distribution requirements, we rely significantly on external sources of capital to finance growth and acquisitions. Both our ability to obtain financing and the related costs of borrowing are affected by a number of factors, many of which are outside of our control, including a decline in general market conditions, decreased market liquidity, a downgrade to our public debt rating, increases in interest rates, an unfavorable market perception of our growth potential, a decrease in our current or estimated future earnings or a decrease in the market price of our common stock. If capital is not available when needed, or is available only on unfavorable terms relative to other timberland REITs or TIMOs, or not at all, we may be unable to complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures. As of December 31, 2017, our credit ratings from S&P and Moody’s Investors Service (Moody’s) were BBB- and Baa3, respectively. Any combination of the factors described above, including our failure to maintain our investment grade credit rating, could prevent us from obtaining the capital we require on terms that are acceptable to us, or at all, which could adversely affect our business, liquidity and competitive position.
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
We sponsor now frozen defined benefit pension plans, which covered a portion of our salaried and hourly employees. The Federal Pension Protection Act of 2006 requires that certain capitalization levels be maintained in each of these benefit plans. At December 31, 2017, our qualified plan was underfunded by approximately $29 million. We estimate that we are subject to approximately $2.9 million of pension contribution requirements in 2018. Because it is unknown what the investment return on pension assets will be in future years or what interest rates may be at any point in time, we cannot provide any assurance that applicable law will not require us to make future material plan contributions. Any such contributions could adversely affect our financial condition. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Use of Estimates for additional information about these plans, including funding status.

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
Overall, it is reasonably likely that legislative and regulatory activity in this area will in some way affect Rayonier and the U.S. customers of our Southern Timber and Pacific Northwest Timber segments, but it is unclear at this time what the nature of the impact will be. We continue to monitor political and regulatory developments in this area, but their overall impact on Rayonier, from a cost, benefit and financial performance standpoint remains uncertain at this time. In addition, the EPA has yet to finalize the treatment of biomass under greenhouse gas regulatory schemes, leaving Rayonier’s biomass customers in a position of uncertainty.
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
As of December 31, 2017, Rayonier is in compliance with the asset tests described above.
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

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.	PROPERTIES

The following table provides a breakdown of our timberland holdings as of September 30, 2017 and December 31, 2017:

(acres in 000s)	As of September 30, 2017			As of December 31, 2017
	Owned	Leased	Total	Owned	Leased	Total

Alabama	254	24	278	229	14	243
Arkansas	—	13	13	—	11	11
Florida	281	101	382	274	83	357
Georgia	618	104	722	622	82	704
Louisiana	144	1	145	144	1	145
Mississippi	67	—	67	67	—	67
Oklahoma	92	—	92	92	—	92
South Carolina	18	—	18	18	—	18
Tennessee	1	—	1	1	—	1
Texas	182	—	182	182	—	182
	1,657	243	1,900	1,629	191	1,820

Pacific Northwest
Oregon	61	—	61	61	—	61
Washington	316	1	317	316	1	317
	377	1	378	377	1	378

New Zealand (a)	179	250	429	179	231	410
Total	2,213	494	2,707	2,185	423	2,608

(a)
Represents legal acres owned and leased by the New Zealand JV, in which Rayonier owns a 77% interest. As of December 31, 2017, legal acres in New Zealand were comprised of 293,000 plantable acres and 117,000 non-productive acres.

The following tables detail activity for owned and leased acres in our timberland holdings by state from December 31, 2016 to December 31, 2017:

(acres in 000s)	Acres Owned
	December 31, 2016	Acquisitions	Sales	Other	December 31, 2017
Southern
Alabama	284	—	(55)	—	229
Florida	281	4	(11)	—	274
Georgia	554	68	—	—	622
Louisiana	145	—	(1)	—	144
Mississippi	67	—	—	—	67
Oklahoma	92	—	—	—	92
South Carolina	—	18	—	—	18
Tennessee	1	—	—	—	1
Texas	187	—	(5)	—	182
	1,611	90	(72)	—	1,629

Pacific Northwest
Oregon	61	—	—	—	61
Washington	316	—	—	—	316
	377	—	—	—	377

New Zealand (a)	179	—	—	—	179
Total	2,167	90	(72)	—	2,185

(a)	Represents legal acres owned by the New Zealand JV, in which Rayonier has a 77% interest.

(acres in 000s)	Acres Leased
	December 31, 2016	New Leases	Sold/Expired Leases (a)	Other (b)	December 31, 2017
Southern
Alabama	24	—	(10)	—	14
Arkansas	14	—	(3)	—	11
Florida	92	11	(20)	—	83
Georgia	107	—	(20)	(5)	82
Louisiana	1	—	—	—	1
	238	11	(53)	(5)	191

Pacific Northwest
Washington	1	—	—	—	1

New Zealand (c)	254	8	(31)	—	231
Total	493	19	(84)	(5)	423

(a)	Includes acres previously under lease that have been harvested and activity for the relinquishment of leased acres.

(b)	Includes leased acres purchased by Rayonier and adjustments for land mapping reviews.

(c)	Represents legal acres leased by the New Zealand JV, in which Rayonier has a 77% interest.

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
As of December 31, 2017, the New Zealand JV has three CFLs comprising 10,000 acres under termination notice that are currently being relinquished as harvest activities are concluding, as well as two fixed-term CFLs comprising 3,000 acres expiring in 2062. Additionally, the New Zealand JV has two forestry rights comprising 33,000 acres under termination notice, terminating in 2028 and 2031.
The following table details the Company’s acres under lease as of December 31, 2017 by type of lease and estimated lease expiration:

(acres in 000s)
Location	Type of Lease	Total	2018-2027	2028-2037	2038-2047	Thereafter
Southern U.S.	Fixed Term	170	120	44	—	6
	Fixed Term with Renewal Option	21	21	—	—	—
Pacific Northwest	Fixed Term	1	1	—	—	—
New Zealand	CFL - Perpetual (a)	83	—	—	—	83
	CFL - Fixed Term (a)	3	—	—	—	3
	CFL - Terminating (a)	10	—	—	9	1
	Forestry Right (a)	118	13	26	6	73
	Fixed Term Land Leases	17	—	1	—	16
Total Acres under Long-term Leases		423	155	71	15	182

(a)	Estimated lease expiration / termination based on the earlier of: (1) the scheduled expiration / termination date, or (2) the estimated year of final harvest before such expiration / termination date.

The following table details the Company’s estimated leased acres, lease expirations and lease costs over the next five years:

(acres and dollars in 000s, except per acre amounts)
Location		2018	2019	2020	2021	2022
Southern U.S.
	Leased Acres Expiring	19	12	7	6	11
	Year-end Leased Acres	172	160	153	147	136
	Estimated Annual Lease Cost (a)	$5,323	$4,963	$4,714	$4,558	$4,534
	Average Lease Cost per Acre	$23.56	$24.83	$25.53	$24.89	$26.09
Pacific Northwest (b)
	Leased Acres Expiring	—	1	—	—	—
	Year-End Leased Acres	1	—	—	—	—
New Zealand
	Leased Acres Expiring	1	1	1	1	4
	Year-end Leased Acres	230	229	228	227	223
	Estimated Annual Lease Cost (a)(d)	$4,375	$4,339	$4,326	$4,308	$4,283
	Average Lease Cost per Acre (c)(d)	$25.09	$24.67	$24.67	$24.67	$25.43

(a)	Represents capitalized and expensed lease payments.

(b)	The 659-acre lease in the Pacific Northwest expires in 2019 and does not require a lease payment.

(c)	Excludes lump sum payments.

(d)	Translated using the year-end foreign exchange rate.

OTHER NON-TIMBERLAND LEASES
In addition to our timberland holdings, we lease properties for certain office locations. Our significant leased properties include a regional office in Lufkin, Texas; our Pacific Northwest Timber offices in Hoquiam, Washington and our New Zealand Timber and Trading headquarters in Auckland, New Zealand.

Item 3.	LEGAL PROCEEDINGS

The information set forth under Note 10 — Contingencies is incorporated herein by reference.

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

	High	Low	Dividends
2017
Fourth Quarter	$31.91	$28.78	$0.25
Third Quarter	$29.75	$27.71	$0.25
Second Quarter	$29.47	$26.85	$0.25
First Quarter	$29.86	$26.54	$0.25
2016
Fourth Quarter	$28.47	$25.24	$0.25
Third Quarter	$28.16	$25.50	$0.25
Second Quarter	$26.37	$24.01	$0.25
First Quarter	$24.80	$17.85	$0.25
The table below summarizes the tax characteristics of the dividend paid to shareholders on a percentage basis for the three years ended December 31, 2017:

	2017	2016	2015
Total cash dividend per common share	$1.00	$1.00	$1.00
Tax characteristics:
Capital gain	100.00%	100.00%	90.47%
Qualified	—	—	—
Non-dividend distribution	—	—	9.53%
HOLDERS
There were approximately 5,970 shareholders of record of our Common Shares on February 16, 2018.
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
See Note 16 — Incentive Stock Plans for information on securities that are authorized for issuance under The Rayonier Incentive Stock Plan (“the Stock Plan”).
SHELF REGISTRATIONS
In May 2004, we completed a Form S-4 acquisition shelf registration to offer and issue 7.0 million common shares for the acquisition of other businesses, assets or properties. As of December 31, 2017, no common shares have been offered or issued under the Form S-4 shelf registration. In April 2015, we filed a universal shelf registration giving us the ability to issue and sell an indeterminate amount of various types of debt and equity securities. In March 2017, 5.75 million common shares were offered and sold under the universal shelf registration to finance a portion of the company’s acquisition of approximately 95,100 acres of timberlands in Florida, Georgia and South Carolina. As of December 31, 2017, no other securities have been offered or issued under the universal shelf registration.

ISSUER REPURCHASES
In February 2016, the Board of Directors approved the repurchase of up to $100 million of Rayonier’s common shares (the “share repurchase program”) to be made at management’s and the Board of Directors’ discretion. The program has no time limit and may be suspended or discontinued at any time. There were no shares repurchased under this program in the fourth quarter of 2017. As of December 31, 2017, there was $99.3 million, or approximately 3,139,754 shares based on the period-end closing stock price of $31.63, remaining under the program.
In 1996, we began a Common Share repurchase program (the “anti-dilutive program”) to minimize the dilutive effect of our employee incentive stock plans on earnings per share. This program limits the number of shares that may be purchased each year to the greater of 1.5% of outstanding shares at the beginning of the year or the number of incentive shares issued to employees during the year. In October 2000, July 2003 and October 2011, our Board of Directors authorized the purchase of shares under the program totaling 2.1 million shares. The anti-dilutive program does not have an expiration date. There were no shares purchased under this program in the fourth quarter of 2017 and there were 3,778,625 shares available for purchase at December 31, 2017.
The following table provides information regarding our purchases of Rayonier common stock during the quarter ended December 31, 2017:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
October 1 to October 31	—	—	—	6,918,379
November 1 to November 30	—	—	—	6,918,379
December 1 to December 31	5,608	31.41	—	6,918,379
Total	5,608		—	6,918,379

(a)
Includes 5,608 shares of the Company’s common stock purchased in December from employees in non-open market transactions. The shares of stock were sold by employees of the Company in exchange for cash that was used to pay withholding taxes associated with the vesting of restricted stock awards under the Company’s stock incentive plan. The price per share surrendered is based on the closing price of the company’s stock on the respective vesting dates of the awards.

(b)	Maximum number of shares authorized to be purchased as of December 31, 2017 include 3,778,625 under the 1996 anti-dilutive program.

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

$220
$200
$180
$160
$140
$120
$100
$80
$60
Dec-12
Dec-13
Dec-14
Dec-15
Dec-16
Dec-17
Rayonier Inc.
S&P 500® Index
S&P® Global Timber and Forestry Index
S&P® 1500 Real Estate Sector Index

The data in the following table was used to create the above graph as of December 31:

	2012	2013	2014	2015	2016	2017
Rayonier Inc.	$100	$84	$79	$66	$82	$101
S&P 500® Index	100	132	151	153	171	208
S&P® Global Timber and Forestry Index	100	117	118	107	118	155
S&P® 1500 Real Estate Sector Index[1]	100	105	137	146	155	177

1 Based on constituents as of December 31, 2017 and excludes entities that were not publicly traded for the entire comparative period.

Item 6.	SELECTED FINANCIAL DATA
The following financial data should be read in conjunction with our Consolidated Financial Statements.

	At or For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(dollar amounts in millions, except per share data)
Profitability:
Sales (a)	$819.6	$815.9	$568.8	$624.0	$682.8
Operating income (a)(b)	215.5	255.8	77.8	98.3	108.7
Income from continuing operations attributable to Rayonier Inc. (a)(b)	148.8	212.0	46.2	55.9	103.9
Diluted earnings per common share from continuing operations	1.16	1.73	0.37	0.43	0.80

Financial Condition:
Total assets (a)	$2,858.5	$2,685.8	$2,315.9	$2,449.9	$3,680.1
Total debt (a)	1,025.4	1,061.9	830.6	748.3	1,568.8
Shareholders’ equity	1,693.0	1,496.9	1,361.7	1,575.2	1,755.2
Shareholders’ equity — per share	13.13	12.18	11.09	12.51	13.90

Cash Flows:
Cash provided by operating activities	$256.3	$203.8	$177.2	$320.4	$546.8
Cash used for investing activities	223.2	283.2	166.3	196.7	470.5
Cash used for (provided by) for financing activities	6.9	(114.4)	116.5	161.4	157.1
Depreciation, depletion and amortization	127.6	115.1	113.7	120.0	116.9
Cash dividends paid	127.1	122.8	124.9	257.5	237.0
Dividends paid — per share	$1.00	$1.00	$1.00	$2.03	$1.86

Non-GAAP Financial Measures:
Adjusted EBITDA (c)
Southern Timber	$91.6	$92.9	$101.0	$97.9	$87.2
Pacific Northwest Timber	33.1	21.2	21.7	50.8	54.1
New Zealand Timber	109.0	58.3	33.0	46.0	38.3
Real Estate	71.6	84.7	70.8	48.4	57.8
Trading	4.6	2.0	1.2	1.7	1.8
Corporate and other	(19.4)	(19.4)	(19.7)	(31.3)	(45.3)
Total Adjusted EBITDA (c)	$290.5	$239.7	$208.0	$213.5	$193.9

Other:
Timberland and real estate acres — owned, leased, or managed, in millions of acres	2.6	2.7	2.7	2.7	2.7

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
Selected Operating Data:
Timber
Sales volume (thousands of tons)
Southern	5,314	5,317	5,492	5,296	5,292
Pacific Northwest (d)	1,247	1,195	1,243	1,664	1,979
New Zealand Domestic (e)	1,300	1,204	1,346	1,462	1,271
New Zealand Export (e)	1,239	1,017	1,065	898	651
Total Sales Volume	9,100	8,733	9,146	9,320	9,193
Real Estate — acres sold
Improved Development	23	47	74	—	45
Unimproved Development	1,449	206	699	852	281
Rural	6,344	6,684	8,754	18,077	13,833
Non-Strategic / Timberlands	16,007	28,743	23,602	6,363	13,360
Large Dispositions (f)(g)	49,599	92,434	—	19,556	149,428
Total Acres Sold	73,422	128,114	33,129	44,848	176,947

(a)	In April 2013, the Company increased its interest in the New Zealand JV to 65% and began consolidating the New Zealand JV's results of operations and balance sheet.

(b)
The 2017, 2016 and 2014 results included $67.0 million, $143.9 million and $21.4 million, respectively, related to Large Dispositions. The 2013 results included a $16.2 million gain related to the consolidation of the New Zealand JV and $25.7 million related to Large Dispositions.

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

(d)	2013 results include sales volumes from New York timberlands.

(e)	New Zealand sales volume for 2013 includes volumes sold subsequent to the April 2013 consolidation.

(f)
Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have a demonstrable premium relative to timberland value. Sales designated as Large Dispositions are excluded from our calculation of Adjusted EBITDA and CAD.

(g)	The 2013 results included a fourth quarter sale of approximately 128,000 acres of New York timberlands.

Reconciliation of Operating Income (Loss) by Segment to Adjusted EBITDA by Segment
(dollars in millions)

		Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and other	Total
2017
Operating income		$42.2	$1.1	$72.5	$116.0	$4.6	($20.9)	$215.5
Add:	Depreciation, depletion and amortization	49.4	32.0	36.4	9.0	—	0.8	127.6
Add:	Non-cash cost of land and improved development	—	—	0.1	13.6	—	—	13.7
Add:	Costs related to shareholder litigation (a)	—	—	—	—	—	0.7	0.7
Less:	Large Dispositions	—	—	—	(67.0)	—	—	(67.0)
Adjusted EBITDA		$91.6	$33.1	$109.0	$71.6	$4.6	($19.4)	$290.5
2016
Operating income (loss)		$43.1	($4.0)	$33.1	$202.4	$2.0	($20.8)	$255.8
Add:	Depreciation, depletion and amortization	49.8	25.2	23.4	16.3	—	0.4	115.1
Add:	Non-cash cost of land and improved development	—	—	1.8	9.9	—	—	11.7
Add:	Costs related to shareholder litigation (a)	—	—	—	—	—	2.2	2.2
Add:	Gain on foreign currency derivatives (b)	—	—	—	—	—	(1.2)	(1.2)
Less:	Large Dispositions	—	—	—	(143.9)	—	—	(143.9)
Adjusted EBITDA		$92.9	$21.2	$58.3	$84.7	$2.0	($19.4)	$239.7
2015
Operating income		$46.7	$6.9	$2.8	$44.3	$1.2	($24.1)	$77.8
Less:	Non-operating expense	—	—	—	—	—	(0.1)	(0.1)
Add:	Depreciation, depletion and amortization	54.3	14.8	29.7	14.5	—	0.4	113.7
Add:	Non-cash cost of land and improved development	—	—	0.5	12.0	—	—	12.5
Less:	Costs related to shareholder litigation (a)	—	—	—	—	—	4.1	4.1
Adjusted EBITDA		$101.0	$21.7	$33.0	$70.8	$1.2	($19.7)	$208.0
2014
Operating income		$45.7	$29.5	$9.5	$47.5	$1.7	($35.6)	$98.3
Add:	Depreciation, depletion and amortization	52.2	21.3	32.2	13.4	—	0.9	120.0
Add:	Non-cash cost of land and improved development	—	—	4.3	8.9	—	—	13.2
Less:	Large Dispositions	—	—	—	(21.4)	—	—	(21.4)
Less:	Internal review and restatement costs	—	—	—	—	—	3.4	3.4
Adjusted EBITDA		$97.9	$50.8	$46.0	$48.4	$1.7	($31.3)	$213.5
2013
Operating income		$37.8	$32.7	$10.6	$55.9	$1.8	($30.1)	$108.7
Add:	Depreciation, depletion and amortization	49.4	21.4	27.7	17.4	—	1.0	116.9
Add:	Non-cash cost of land and improved development	—	—	—	10.2	—	—	10.2
Less:	Large Dispositions	—	—	—	(25.7)	—	—	(25.7)
Less:	Gain related to consolidation of New Zealand JV	—	—	—	—	—	(16.2)	(16.2)
Adjusted EBITDA		$87.2	$54.1	$38.3	$57.8	$1.8	($45.3)	$193.9

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
EXECUTIVE SUMMARY
OUR COMPANY
We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive softwood timber growing regions in the U.S. and New Zealand. Our revenues, operating income and cash flows are primarily derived from the following core business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate and Trading. We own or lease under long-term agreements approximately 2.2 million acres of timberland and real estate in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, Oklahoma, Oregon, South Carolina, Tennessee, Texas and Washington. We also have a 77% ownership interest in Matariki Forestry Group, a joint venture (“New Zealand JV”), that owns or leases approximately 410,000 gross acres (293,000 net plantable acres) of timberlands in New Zealand.
Across our timberland management segments, we sell standing timber (primarily at auction to third parties) and delivered logs. Sales from our timber segments include all activities related to the harvesting of timber and other value-added activities such as the licensing of properties for hunting and the leasing of properties for mineral extraction and cell towers. We believe we are the second largest publicly-traded timberland REIT and the sixth largest private landowner in the United States. Our Real Estate business manages all property sales and seeks to maximize the value of our properties that are more valuable for development, recreational or residential uses than for growing timber, and opportunistically sells non-strategic timberlands. Our Trading segment, also part of the New Zealand JV, markets and sells timber owned or acquired from third parties in New Zealand and Australia.
CURRENT YEAR DEVELOPMENTS
In January 2017, we closed on the disposition of approximately 25,000 acres located in Alabama for a sale price of approximately $42 million. This was the last closing of a phased disposition totaling 62,000 acres that was announced in the previous year. This transaction was characterized as a Large Disposition.
In March 2017, we entered into an Underwriting Agreement in connection with the public offering and sale of 5,000,000 shares of the Company’s common stock, no par value, at a price to the public of $27.75 per share. As a component of the Offering, we granted the Underwriters a 30-day option to purchase up to an additional 750,000 common shares to cover over-allotments. This option was exercised resulting in a total increase in common shares outstanding of 5,750,000. Proceeds from the March 2017 equity offering amounted to $152.4 million, net of costs, and were used to finance a portion of the Company’s acquisition of approximately 95,100 acres of timberlands in Florida, Georgia and South Carolina.
In December 2017, we closed on a second Large Disposition of approximately 25,000 acres located in Alabama for a sale price of approximately $53.4 million.
In summary, during 2017, we completed Large Dispositions of 50,000 acres for $95.4 million and acquired approximately 109,000 acres of timberlands for $242.9 million. For additional information on acquisitions, see Note 3 — Timberland Acquisitions.
INDUSTRY AND MARKET CONDITIONS
In 2017, pricing in the U.S. South was negatively impacted by lower demand in the Gulf states and further hampered by fire and hurricane salvage along the east coast in the second half of the year. We anticipate pricing to improve modestly in certain geographical areas of the U.S. South; however, we expect overall pricing to remain relatively flat in the near-term. Improving export and domestic markets drove increases in delivered sawtimber pricing in the Pacific Northwest, while export and domestic sawtimber pricing in New Zealand improved primarily due to strong demand from China as well as strong local demand.
In Real Estate, we expect steady demand for rural properties and a strengthening interest in selected development properties, particularly within Wildlight, our East Nassau mixed-use development project.

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
CAPITALIZED COSTS INCLUDED IN TIMBER BASIS
Timber is stated at the lower of cost or market value. Costs relating to acquiring, planting and growing timber including real estate taxes, site preparation and direct support costs relating to facilities, vehicles and supplies are capitalized. Annual lease payments are allocated between capital and expense based on the proportion of acres that the Company will be able to harvest prior to lease expiration. Lease payments made within one year of expiration are expensed as incurred. Payroll costs are capitalized for time spent on timber growing activities, while interest or any other intangible costs are not capitalized.
MERCHANTABLE INVENTORY AND DEPLETION COSTS AS DETERMINED BY TIMBER HARVEST MODELS
An annual depletion rate is established for each particular region by dividing the cost of merchantable inventory (including costs described above) by standing merchantable inventory volume. Pre-merchantable records are maintained for each planted year age class, recording acres planted, stems per acre and costs of planting and tending.
Significant assumptions and estimates are used in the recording of timber inventory and depletion costs. Factors that can impact timber volume include weather changes, losses due to natural causes, differences in actual versus estimated growth rates and changes in the age when timber is considered merchantable. A 3% company-wide change in estimated standing merchantable inventory would cause an estimated change of approximately $3.2 million to 2017 depletion expense.
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
Acquisitions of timberland can also affect the depletion rate. Upon the acquisition of timberland, we make a determination whether to combine the newly-acquired merchantable timber with an existing depletion pool or to create a new pool. The determination is based on the geographic location of the new timber, the customers/markets that will be served and species mix. During 2017, we acquired 109,000 acres of timberlands in Florida, Georgia, South Carolina, Washington and New Zealand. These acquisitions increased 2017 depletion expense by $5.1 million and are expected to increase 2018 depletion expense by approximately $13.5 million.
REVENUE RECOGNITION FOR TIMBER SALES
Revenue from the sale of timber is recognized when title passes to the buyer. We utilize two primary methods or sales channels for the sale of timber: a stumpage or standing timber model and a delivered log model. The sales method the Company employs depends upon local market conditions and which method management believes will provide the best overall margins. Under the stumpage model, standing timber is sold generally under pay-as-cut contracts, with specified duration (typically one year or less) and fixed prices, whereby revenue is recognized as timber is severed and the sales volume is determined. We also sell stumpage under lump-sum contracts for specified parcels where the Company receives cash for the full agreed value of the timber prior to harvest and title and risk of loss pass to the buyer upon signing the contract. The Company retains interest in the land, slash products, and the use of the land for recreational and other purposes. Any uncut timber remaining at the end of the contract period reverts to the Company. We recognize revenue for lump-sum timber sales when payment is received, the contract is signed and title and risk of loss pass to the buyer. A third type of stumpage sale is an agreed-volume sale whereby revenue is recognized as periodic physical observations are made of the percentage of acreage harvested.

Under the delivered log model, the Company hires third-party loggers and haulers to harvest timber and deliver it to a buyer. Sales of domestic logs generally do not require an initial payment and are made to third-party customers on open credit terms. Sales of export logs generally require a letter of credit from an approved bank. Revenue is recognized when the logs are delivered and title and risk of loss transfer to the buyer.
For domestic log sales, title and risk are considered passed to the buyer as the logs are delivered to the customer. For export log sales (primarily in New Zealand), title and risk are considered passed to the buyer at the time the ship leaves the port.
In the Trading business, revenue is recognized and title and risk of loss transfer similar to the delivered log model.
Non-timber income is primarily comprised of hunting and recreational licenses. Such income and costs are recognized ratably over the term of the agreement and included in “Sales” and “Cost of Sales”, respectively.
REVENUE RECOGNITION FOR REAL ESTATE SALES
The Company generally recognizes revenue on sales of real estate using the full accrual method at closing when cash has been received, the sale has closed, title and risk of loss have passed to the buyer and there is no continuing involvement with the property. Revenue is recognized using the percentage-of-completion method on sales of real estate containing future performance obligations. Cost of sales associated with real estate sold includes the cost of the land, the cost of any timber on the property that was conveyed to the buyer, any real estate development costs and any closing costs including sales commissions that may be borne by the Company. Costs incurred to obtain land use entitlements or for infrastructure such as utilities, roads or other improvements are charged to cost of sales for a project as a percentage of revenue earned to total anticipated revenue and costs for each project.
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
DETERMINING THE ADEQUACY OF PENSION AND OTHER POSTRETIREMENT BENEFIT ASSETS AND LIABILITIES
We have one qualified non-contributory defined benefit pension plan covering a portion of our employees and an unfunded plan that provides benefits in excess of amounts allowable under current tax law in the qualified plan. The qualified and unfunded plans are closed to new participants.
In 2017, we recognized no pension and postretirement expense due to the expected return on plan assets offsetting interest costs and amortization of losses (gains). Numerous estimates and assumptions are required to determine the proper amount of pension and postretirement liabilities and annual expense to record in our financial statements. The key assumptions include discount rate, return on assets, health care cost trends, mortality rates and longevity of employees. Although there is authoritative guidance on how to select most of the assumptions, some degree of judgment is exercised in selecting these assumptions. Different assumptions, as well as actual versus expected results, would change the periodic benefit cost and funded status of the benefit plans recognized in the financial statements. Effective December 31, 2016, the Company froze benefits for all employees participating in the pension plans. See Note 15 — Employee Benefit Plans for additional information.
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

Summary of our results of operations for the three years ended December 31:

Financial Information (in millions)	2017	2016	2015
Sales
Southern Timber	$144.5	$151.2	$157.8
Pacific Northwest Timber	91.9	77.8	80.2
New Zealand Timber	247.6	177.8	162.8
Real Estate
Improved Development	6.3	1.7	2.6
Unimproved Development	16.4	5.5	6.4
Rural	18.6	18.8	22.7
Non-Strategic / Timberlands	46.3	66.1	54.8
Large Dispositions	95.4	207.3	—
Total Real Estate	183.0	299.4	86.5
Trading	152.6	109.7	81.5
Total Sales	$819.6	$815.9	$568.8

Operating Income
Southern Timber	$42.2	$43.1	$46.7
Pacific Northwest Timber	1.1	(4.0)	6.9
New Zealand Timber	72.5	33.1	2.8
Real Estate (a)	116.0	202.4	44.3
Trading	4.6	2.0	1.2
Corporate and other	(20.9)	(20.8)	(24.1)
Operating Income	215.5	255.8	77.8
Interest Expense	(34.1)	(32.2)	(31.7)
Interest/Other Income (Expense)	1.9	(0.8)	(3.0)
Income Tax (Expense) Benefit	(21.8)	(5.0)	0.8
Net Income (a)	161.5	217.8	43.9
Less: Net Income (Loss) Attributable to Noncontrolling Interest	12.7	5.8	(2.3)
Net Income Attributable to Rayonier Inc. (a)	$148.8	$212.0	$46.2

Adjusted EBITDA (b)
Southern Timber	$91.6	$92.9	$101.0
Pacific Northwest Timber	33.1	21.2	21.7
New Zealand Timber	109.0	58.3	33.0
Real Estate	71.6	84.7	70.8
Trading	4.6	2.0	1.2
Corporate and other	(19.4)	(19.4)	(19.7)
Total Adjusted EBITDA (b)	$290.5	$239.7	$208.0

(a)	The 2017 and 2016 results included $67.0 million and $143.9 million related to Large Dispositions, respectively.

(b)	Adjusted EBITDA is a non-GAAP measure defined and reconciled at Item 6 — Selected Financial Data.

Southern Timber Overview	2017	2016	2015
Sales Volume (in thousands of tons)
Pine Pulpwood	3,103	3,376	3,614
Pine Sawtimber	1,933	1,587	1,581
Total Pine Volume	5,036	4,963	5,195
Hardwood	278	354	297
Total Volume	5,314	5,317	5,492

Percentage Delivered Sales	22%	27%	27%
Percentage Stumpage Sales	78%	73%	73%

Net Stumpage Prices (dollars per ton)
Pine Pulpwood	$16.14	$17.76	$18.13
Pine Sawtimber	25.64	26.76	27.62
Weighted Average Pine	$19.79	$20.64	$21.01
Hardwood	12.58	13.91	14.65
Weighted Average Total	$19.41	$20.18	$20.66

Summary Financial Data (in millions of dollars)
Sales	$122.6	$132.9	$139.1
Less: Cut and Haul	(19.5)	(25.6)	(25.7)
Net Stumpage Sales	$103.1	$107.3	$113.4

Non-Timber Sales	$21.9	$18.3	$18.7
Total Sales	$144.5	$151.2	$157.8

Operating Income	$42.2	$43.1	$46.7
(+) Depreciation, depletion and amortization	49.4	49.8	54.3
Adjusted EBITDA (a)	$91.6	$92.9	$101.0

Other Data
Year-End Acres (in thousands)	1,820	1,849	1,876

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled at Item 6 — Selected Financial Data.

Pacific Northwest Timber Overview	2017	2016	2015
Sales Volume (in thousands of tons)
Pulpwood	276	319	308
Sawtimber	971	876	935
Total Volume	1,247	1,195	1,243

Sales Volume (converted to MBF)
Pulpwood	25,973	30,200	29,208
Sawtimber	125,577	114,091	120,932
Total Volume	151,550	144,291	150,140

Percentage Delivered Sales	83%	91%	88%
Percentage Sawtimber Sales	78%	73%	75%

Delivered Log Prices (in dollars per ton)
Pulpwood	$40.62	$41.97	$44.61
Sawtimber	84.55	73.44	72.13
Weighted Average Log Price	$73.89	$64.68	$64.83

Summary Financial Data (in millions of dollars)
Sales	$88.7	$75.2	$76.5
Less: Cut and Haul	(36.7)	(34.7)	(35.4)
Net Stumpage Sales	$52.0	$40.5	$41.1

Non-Timber Sales	$3.2	$2.6	$3.7
Total Sales	$91.9	$77.8	$80.2

Operating Income	$1.1	($4.0)	$6.9
(+) Depreciation, depletion and amortization	32.0	25.2	14.8
Adjusted EBITDA (a)	$33.1	$21.2	$21.7

Other Data
Year-End Acres (in thousands)	378	378	373
Sawtimber (in dollars per MBF) (b)	$665	$566	$565
Estimated Percentage of Export Volume	26%	24%	22%

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled at Item 6 — Selected Financial Data.

(b)	Delivered sawtimber excluding chip-n-saw.

New Zealand Timber Overview	2017	2016	2015
Sales Volume (in thousands of tons)
Domestic Pulpwood (Delivered)	448	374	434
Domestic Sawtimber (Delivered)	852	820	684
Export Pulpwood (Delivered)	106	85	83
Export Sawtimber (Delivered)	1,133	932	982
Stumpage	—	10	228
Total Volume	2,539	2,221	2,412

Delivered Log Prices (in dollars per ton)
Domestic Pulpwood	$33.84	$31.75	$32.00
Domestic Sawtimber	$81.12	$72.68	$64.05
Export Sawtimber	$112.74	$98.32	$88.59

Summary Financial Data (in millions of dollars)
Sales	$222.5	$170.7	$155.7
Less: Cut and Haul	(80.6)	(70.9)	(71.5)
Less: Port and Freight Costs	(39.7)	(28.0)	(32.0)
Net Stumpage Sales	$102.2	$71.8	$52.2

Land / Other Sales	$24.3	$1.8	$5.9
Non-Timber Sales / Carbon Credits	0.8	5.3	1.2
Total Sales	$247.6	$177.8	$162.8

Operating Income	$72.5	$33.1	$2.8
(+) Depreciation, depletion and amortization	36.4	23.4	29.7
(+) Non-cash cost of land sold	0.1	1.8	0.5
Adjusted EBITDA (a)	$109.0	$58.3	$33.0

Other Data
New Zealand Dollar to U.S. Dollar Exchange Rate (b)	0.7108	0.6971	0.7031
Net Plantable Year-End Acres (in thousands)	293	299	299
Export Sawtimber (in dollars per JAS m3)	$131.08	$114.27	$103.49
Domestic Sawtimber (in $NZD per tonne)	$125.43	$114.54	$100.47

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled at Item 6 — Selected Financial Data.

(b)	Represents the average of the month-end exchange rates for each year.

Real Estate Overview	2017	2016	2015
Sales (in millions of dollars)
Improved Development (a)	$6.3	$1.7	$2.6
Unimproved Development	16.4	5.5	6.4
Rural	18.6	18.8	22.7
Non-Strategic / Timberlands	46.3	66.1	54.8
Large Dispositions (b)	95.4	207.3	—
Total Sales	$183.0	$299.4	$86.5

Acres Sold
Improved Development (a)	23	47	74
Unimproved Development	1,449	206	699
Rural	6,344	6,684	8,754
Non-Strategic / Timberlands	16,007	28,743	23,602
Large Dispositions (b)	49,599	92,434	—
Total Acres Sold	73,422	128,114	33,130

Price per Acre (dollars per acre)
Improved Development (a)	$296,550	$37,353	$35,131
Unimproved Development	11,318	26,959	9,148
Rural	2,937	2,794	2,588
Non-Strategic / Timberlands	2,891	2,301	2,324
Large Dispositions (b)	1,922	2,242	—
Weighted Average (Total) (c)	$3,702	$2,581	$2,611
Weighted Average (Adjusted) (d)	$3,417	$2,536	$2,538

Total Sales (Excluding Large Dispositions)	$87.6	$92.1	$86.5

Operating Income	$116.0	$202.4	$44.3
(+) Depreciation, depletion and amortization	9.0	16.3	14.5
(+) Non-cash cost of land and improved development	13.6	9.9	12.0
(–) Large Dispositions (b)	(67.0)	(143.9)	—
Adjusted EBITDA (e)	$71.6	$84.7	$70.8

(a)
Reflects land with capital invested in infrastructure improvements. Sales for the year ended December 31, 2017 are presented net of $0.6 million of deferred revenue adjustments due to remaining performance obligations. Price per acre is calculated on gross sales of $6.9 million for the year ended December 31, 2017.

(b)
Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have a demonstrable premium relative to timberland value. In 2017, the Company completed two dispositions of approximately 50,000 total acres. In January 2017, the Company completed a disposition of approximately 25,000 acres of timberland located in Alabama for a sales price and gain of approximately $42.0 million and $28.2 million, respectively. In December 2017, the Company completed a second disposition of approximately 25,000 acres of timberland located in Alabama for a sales price and gain of approximately $53.4 million and $38.8 million, respectively. In 2016, the Company completed two dispositions of approximately 92,000 total acres for a combined sales price and gain of approximately $207.3 million and $143.9 million, respectively.

(c)	Excludes Large Dispositions.

(d)	Excludes Improved Development and Large Dispositions.

(e)	Adjusted EBITDA is a non-GAAP measure defined and reconciled at Item 6 — Selected Financial Data.

Capital Expenditures By Segment	2017	2016	2015
Timber Capital Expenditures (in millions of dollars)
Southern Timber
Reforestation, silvicultural and other capital expenditures	$17.9	$19.2	$17.7
Property taxes	8.1	5.0	5.9
Lease payments	4.8	5.2	5.7
Allocated overhead	3.7	4.2	3.9
Subtotal Southern Timber	$34.5	$33.6	$33.2
Pacific Northwest Timber
Reforestation, silvicultural and other capital expenditures	7.3	5.8	6.2
Property taxes	0.9	0.7	0.5
Allocated overhead	2.0	1.5	1.8
Subtotal Pacific Northwest Timber	$10.2	$8.0	$8.5
New Zealand Timber
Reforestation, silvicultural and other capital expenditures	9.1	8.6	8.0
Property taxes	0.7	0.6	0.7
Lease payments	4.4	4.2	4.1
Allocated overhead	2.9	2.6	2.4
Subtotal New Zealand Timber	$17.1	$16.0	$15.2
Total Timber Segments Capital Expenditures	$61.8	$57.6	$56.9
Real Estate	1.3	0.3	0.3
Corporate	2.2	0.8	0.1
Total Capital Expenditures	$65.3	$58.7	$57.3

Timberland Acquisitions
Southern Timber	$220.0	$104.0	$54.4
Pacific Northwest Timber	1.5	262.5	34.1
New Zealand Timber	21.4	—	9.9
Total Timberland Acquisitions	$242.9	$366.5	$98.4

Real Estate Development Investments	$15.8	$8.7	$2.7
Rayonier Office Building	$6.1	$6.3	$0.9

RESULTS OF OPERATIONS, 2017 VERSUS 2016
(millions of dollars)
The following tables summarize sales, operating income and Adjusted EBITDA variances for 2017 versus 2016:

Sales	Southern Timber		Pacific Northwest Timber		New Zealand Timber		Real Estate		Trading	Total
2016	$151.2		$77.8		$177.8		$299.4		$109.7	$815.9
Volume/Mix	(0.1)		1.8		24.6		(30.6)		25.5	21.2
Price	(4.2)		9.7		26.3		26.7		17.4	75.9
Non-timber sales	3.6		0.6		(4.7)		—		—	(0.5)
Foreign exchange (a)	—		—		1.1		—		—	1.1
Other	(6.0)	(b)	2.0	(b)	22.5	(c)	(112.5)	(d)	—	(94.0)
2017	$144.5		$91.9		$247.6		$183.0		$152.6	$819.6

(a)	Net of currency hedging impact.

(b)	Includes variance due to stumpage versus delivered sales.

(c)	New Zealand Timber includes $24.3 million of timberland sales in 2017, offset by $1.8 million of timberland sales in 2016.

(d)	Real Estate included $95.4 million of sales from Large Dispositions in 2017, offset by $207.3 million of sales from Large Dispositions in 2016 and $0.6 million of deferred revenue in 2017.

Operating Income	Southern Timber	Pacific Northwest Timber	New Zealand Timber		Real Estate		Trading	Corporate and Other	Total
2016	$43.1	($4.0)	$33.1		$202.4		$2.0	($20.8)	$255.8
Volume/Mix	(0.2)	0.4	7.2		(21.6)		—	—	(14.2)
Price	(4.2)	9.7	20.3		26.7		—	—	52.5
Cost	0.6	0.3	(1.2)		(0.3)		2.6	0.3	2.3
Non-timber income	2.4	0.4	(4.1)		—		—	—	(1.3)
Foreign exchange (a)	—	—	2.5		—		—	—	2.5
Depreciation, depletion & amortization	0.5	(5.7)	(0.5)		2.0		—	(0.4)	(4.1)
Non-cash cost of land and improved development	—	—	—		(7.0)		—	—	(7.0)
Other	—	—	15.2	(b)	(86.2)	(c)	—	—	(71.0)
2017	$42.2	$1.1	$72.5		$116.0		$4.6	($20.9)	$215.5

(a)	Net of currency hedging impact.

(b)	New Zealand Timber includes $14.8 million from timberland sales in 2017 and $0.4 million from a settlement received in 2017.

(c)
Real Estate includes $67.0 million of operating income from two Large Dispositions in 2017, offset by $0.6 million of deferred revenue in 2017, $143.9 million of operating income from Large Dispositions in 2016 and receipt of $8.7 million in deferred payments with respect to prior land sales.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber		Real Estate		Trading	Corporate and Other	Total
2016	$92.9	$21.2	$58.3		$84.7		$2.0	($19.4)	$239.7
Volume/Mix	(0.1)	1.5	10.3		(30.1)		—	—	(18.4)
Price	(4.2)	9.7	20.3		26.7		—	—	52.5
Cost	0.6	0.3	(1.2)		(0.3)		2.6	—	2.0
Non-timber income	2.4	0.4	(4.1)		—		—	—	(1.3)
Foreign exchange (b)	—	—	3.0		—		—	—	3.0
Other	—	—	22.4	(c)	(9.4)	(d)	—	—	13.0
2017	$91.6	$33.1	$109.0		$71.6		$4.6	($19.4)	$290.5

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled at Item 6 — Selected Financial Data.

(b)	Net of currency hedging impact.

(c)
New Zealand Timber includes $24.3 million of timberland sold in 2017 less cash costs of $0.5 million and $0.4 million of operating income from a settlement received in 2017, offset by $1.8 million of timberland sold in 2016.

(d)	Real Estate includes $0.6 million of deferred revenue in 2017 and receipt of $8.7 million in deferred payments in 2016 with respect to prior land sales.

SOUTHERN TIMBER
Full-year sales of $144.5 million decreased $6.7 million, or 4%, versus the prior year. This decrease in sales includes a $3.6 million increase in non-timber sales versus the prior year. Harvest volumes were relatively flat at 5.31 million tons in the current year versus 5.32 million tons in the prior year. Average pine sawtimber stumpage prices decreased 4% to $25.64 per ton versus $26.76 per ton in the prior year, while average pine pulpwood stumpage prices decreased 9% to $16.14 per ton versus $17.76 per ton in the prior year. The modest decrease in average sawtimber prices was driven by lower demand in the Gulf states as well as geographic mix due to hurricanes affecting the ability to harvest volume in one of the Company’s higher-priced sawtimber regions. The decrease in average pulpwood prices was due to salvage volume from the West Mims fire and increased supply as a result of extended dry weather along the east coast during the first half of the year. Overall, weighted-average stumpage prices (including hardwood) decreased 4% to $19.41 per ton versus $20.18 per ton in the prior year.
Operating income of $42.2 million decreased $0.9 million versus the prior year due to lower weighted-average stumpage prices ($4.2 million), lower volumes ($0.2 million), higher severance and franchise taxes ($0.4 million) and higher lease land expenses ($0.4 million), which were partially offset by higher non-timber income ($2.4 million), lower depreciation and amortization ($0.5 million), and lower overhead expense ($1.4 million). Full-year Adjusted EBITDA of $91.6 million was $1.3 million below the prior year.
PACIFIC NORTHWEST TIMBER
Full-year sales of $91.9 million increased $14.1 million, or 18%, versus the prior year. Included in this increase is a $0.6 million increase in non-timber sales versus the prior year. Harvest volumes increased 4% to 1.25 million tons versus 1.20 million tons in the prior year. Average delivered sawtimber prices increased 15% to $84.55 per ton versus $73.44 per ton in the prior year, while average delivered pulpwood prices decreased 3% to $40.62 per ton versus $41.97 per ton in the prior year. The increase in average sawtimber prices was due to stronger domestic and export sawtimber markets as well as a more favorable species mix. The decrease in average pulpwood prices was due to an increase in volume from a lower-priced region and an increase in the availability of wood chip residuals from lumber mills, which in turn reduced the demand for pulpwood logs.
Operating income of $1.1 million versus operating loss of $4.0 million in the prior year was primarily due to higher prices ($9.7 million), lower overhead expense ($0.6 million), higher volumes ($0.4 million) and higher non-timber income ($0.4 million), partially offset by higher depletion rates resulting from our Menasha acquisition ($5.7 million) and higher road maintenance and other costs ($0.3 million), Full-year Adjusted EBITDA of $33.1 million was $11.9 million above the prior year.
NEW ZEALAND TIMBER
Full-year sales of $247.6 million increased $69.8 million, or 39%, versus the prior year. This increase in sales includes a $4.7 million decrease in non-timber sales versus the prior year. Harvest volumes increased 14% to 2.54 million tons versus 2.22 million tons in the prior year due to incremental volume from recent acquisitions. Average delivered prices for export sawtimber increased 15% to $112.74 per ton versus $98.32 per ton in the prior year, while average delivered prices for domestic sawtimber increased 12% to $81.12 per ton versus $72.68 in the prior year. The increase in export sawtimber prices was primarily due to stronger demand from China, while the increase in domestic sawtimber prices (in U.S. dollar terms) was driven primarily by stronger local demand for construction materials and a modest rise in the NZ$/US$ exchange rate (US$0.71 per NZ$1.00 versus US$0.70 per NZ$1.00). Excluding the impact of foreign exchange rates, domestic sawtimber prices increased 10% from the prior year.
Operating income of $72.5 million increased $39.4 million versus the prior year due to higher prices ($20.3 million), higher income from land sales ($14.8 million), higher volumes ($7.2 million), favorable foreign exchange impacts ($2.5 million) and higher other income ($0.4 million), which were partially offset by lower carbon sales ($4.1 million), higher forest management costs ($1.2 million) and higher depletion rates ($0.5 million). Full-year Adjusted EBITDA of $109.0 million was $50.7 million above the prior year.

REAL ESTATE
Full-year sales of $183.0 million decreased $116.4 million versus the prior year, while operating income of $116.0 million decreased $86.4 million versus the prior year. Full-year sales and operating income include $95.4 million and $67.0 million, respectively, from Large Dispositions in 2017 and $207.3 million and $143.9 million in the prior year. Sales and operating income decreased primarily due to lower volumes (73,422 acres sold versus 128,114 acres sold in the prior year), partially offset by higher weighted average prices ($2,500 per acre versus $2,337 per acre in the prior year). Full-year operating income also decreased due to the receipt of $8.7 million in deferred payments in 2016 with respect to prior land sales. Full-year Adjusted EBITDA of $71.6 million was $13.1 million below the prior year.
TRADING
Full-year sales of $152.6 million increased $42.9 million versus the prior year due to higher volumes and prices. Sales volumes increased 24% to 1.41 million tons versus 1.14 million tons in the prior year due to increased volume from existing suppliers and stumpage blocks purchased from third-parties, coupled with improving export market demand. Average prices increased 13% to $107.60 per ton versus $95.22 per ton in the prior year primarily due to stronger demand from China. Operating income of $4.6 million increased $2.6 million versus the prior year.
CORPORATE AND OTHER EXPENSE/ELIMINATIONS
Full-year corporate and other operating expense of $20.9 million increased $0.1 million versus the prior year due to higher depreciation expense ($0.4 million), the prior year gain on foreign currency derivatives ($1.2 million), higher selling, general and administrative costs ($0.2 million) and a reduction in overhead costs historically allocated to operating segments ($4.1 million) as a result of pension and organizational changes made in the fourth quarter of 2016. These increases were partially offset by lower costs related to shareholder litigation ($1.5 million), the prior year transaction costs related to the Menasha acquisition ($1.0 million), and lower pension costs ($3.3 million).
INTEREST EXPENSE
Full-year interest expense of $34.1 million increased $1.9 million versus the prior year period due to higher average outstanding debt versus the prior year period.
INTEREST AND MISCELLANEOUS INCOME (EXPENSE), NET
Other non-operating income was $1.9 million in 2017 versus expense of $0.8 million in 2016. The 2016 results were comprised of unfavorable mark-to-market adjustments on New Zealand JV interest rate swaps.
INCOME TAX (EXPENSE) BENEFIT
Full-year income tax expense of $21.8 million increased $16.8 million versus the prior year period. The increase in income tax expense versus the prior year was due to improved results from the New Zealand JV, which is the primary driver of income tax expense.

OUTLOOK FOR 2018
In 2018, we expect harvest volumes in our Southern Timber segment of 5.8 to 6.0 million tons, with a full-year contribution from our 2017 acquisitions in Florida, Georgia and South Carolina. We further anticipate modestly improved pricing in certain Southern markets; however, we expect overall pricing in the Southern Timber segment to be relatively flat to 2017 average pricing due to geographic mix.
In our Pacific Northwest Timber segment, we expect harvest volumes of 1.3 to 1.4 million tons, as well as higher sawtimber prices relative to 2017 average pricing due to stronger domestic and export markets.
In our New Zealand Timber segment, we expect harvest volumes of 2.5 to 2.7 million tons and continued strong pricing dynamics driven by solid demand in both domestic and export markets.
In our Real Estate segment, we continue to focus on unlocking the long-term value of our HBU development and rural property portfolio. Following a year of meaningful infrastructure investments in our Wildlight development project, we expect additional residential and commercial closings in 2018.
Our 2018 outlook is subject to a number of variables and uncertainties, including those discussed at Item 1A — Risk Factors.

RESULTS OF OPERATIONS, 2016 VERSUS 2015
(millions of dollars)
The following tables summarize the sales, operating income and Adjusted EBITDA variances for 2016 versus 2015:

Sales	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Total
2015	$157.8	$80.2	$162.8	$86.5	$81.5	$568.8
Volume/Mix	(4.1)	(1.9)	(2.0)	6.7	18.3	17.0
Price	(2.1)	0.6	17.7	(1.1)	9.5	24.6
Non-timber sales	(0.4)	(1.1)	4.1	—	1.1	3.7
Foreign exchange (a)	—	—	(0.6)	—	—	(0.6)
Other (b)	—	—	(4.2)	207.3	(0.7)	202.4
2016	$151.2	$77.8	$177.8	$299.4	$109.7	$815.9

(a)	Net of currency hedging impact.

(b)	Real Estate included $207.3 million of sales from two Large Dispositions.

Operating Income	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
2015	$46.7	$6.9	$2.8	$44.3	$1.2	($24.1)	$77.8
Volume/Mix	(1.7)	(0.7)	(2.3)	4.5	—	—	(0.2)
Price	(2.5)	1.0	23.6	(1.1)	—	—	21.0
Cost	(1.5)	0.9	(0.2)	(0.3)	0.8	3.4	3.1
Non-timber income	(0.5)	(1.1)	3.6	—	—	—	2.0
Foreign exchange (a)	—	—	6.6	—	—	—	6.6
Depreciation, depletion & amortization	2.6	(11.0)	0.3	(0.7)	—	(0.1)	(8.9)
Non-cash cost of land and real estate sold	—	—	(1.4)	3.1	—	—	1.7
Other (b)	—	—	0.1	152.6	—	—	152.7
2016	$43.1	($4.0)	$33.1	$202.4	$2.0	($20.8)	$255.8

(a)	Net of currency hedging impact.

(b)	Real Estate included $143.9 million of operating income from Large Dispositions and receipt of $8.7 million in deferred payments with respect to prior land sales.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
2015	$101.0	$21.7	$33.0	$70.8	$1.2	($19.7)	$208.0
Volume/Mix	(3.6)	(1.3)	(4.1)	6.6	—	—	(2.4)
Price	(2.5)	1.0	23.6	(1.1)	—	—	21.0
Cost	(1.5)	0.9	(0.2)	(0.3)	0.8	0.3	—
Non-timber income	(0.5)	(1.1)	3.6	—	—	—	2.0
Foreign exchange (b)	—	—	6.5	—	—	—	6.5
Other	—	—	(4.1)	8.7	—	—	4.6
2016	$92.9	$21.2	$58.3	$84.7	$2.0	($19.4)	$239.7

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled at Item 6 — Selected Financial Data.

(b)	Net of currency hedging impact.

SOUTHERN TIMBER
Full-year 2016 Southern Timber sales of $151.2 million decreased $6.6 million, or 4%, versus the prior year. This decrease in sales includes a $0.4 million decrease in non-timber sales versus the prior year. Harvest volumes decreased 3% to 5.32 million tons versus 5.49 million tons in the prior year. Average sawtimber stumpage prices decreased 3% to $26.76 per ton versus $27.62 per ton in the prior year, while average pulpwood stumpage prices decreased 2% to $17.76 per ton versus $18.13 per ton in the prior year. The decrease in average sawtimber prices was driven primarily by geographic mix, specifically decreased volume in one of our higher-priced sawtimber regions. The decrease in average pulpwood prices was primarily attributable to deferred harvesting in our best pulpwood markets due to soft market conditions. Overall, weighted average stumpage prices (including hardwood) decreased 2% to $20.18 per ton versus $20.66 per ton in the prior year period.
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
PACIFIC NORTHWEST TIMBER
Full-year 2016 Pacific Northwest Timber sales of $77.8 million decreased $2.4 million, or 3%, versus the prior year. This decrease in sales includes a $1.1 million decrease in non-timber sales versus the prior year. Harvest volumes declined 4% to 1.19 million tons versus 1.24 million tons in the prior year. Average delivered sawtimber prices increased 2% to $73.44 per ton versus $72.13 per ton in the prior year, while average delivered pulpwood prices decreased 6% to $41.97 per ton versus $44.61 per ton in the prior year. The increase in average sawtimber prices was driven by strengthening export and domestic lumber markets. However, the improved domestic lumber market had a negative effect on pulpwood prices, as more residual chips were entering the market.
Operating loss of $4.0 million versus operating income of $6.9 million in the prior year was due to higher depletion rates ($11.0 million), lower cedar salvage sales ($1.1 million) and lower volumes ($0.7 million), which were partially offset by higher prices ($1.0 million) and lower severance taxes ($0.9 million). Full-year Adjusted EBITDA of $21.2 million was $0.5 million below the prior year.
NEW ZEALAND TIMBER
Full-year 2016 New Zealand Timber sales of $177.8 million increased $15.0 million, or 9%, versus the prior year. Included in this increase is a $4.1 million increase in non-timber sales versus the prior year. Harvest volumes declined 8% to 2.22 million tons versus 2.41 million tons in the prior year. Average delivered prices for export sawtimber increased 11% to $98.32 per ton versus $88.59 per ton in the prior year, while average delivered prices for domestic sawtimber increased 13% to $72.68 per ton versus $64.05 per ton in the prior year. The increase in export sawtimber prices was primarily due to stronger demand from China, while the increase in domestic sawtimber prices (in U.S. dollar terms) was driven primarily by strong domestic demand for construction materials. Excluding the impact of foreign exchange rates, domestic sawtimber prices increased 14% versus the prior year.
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

TRADING
Full-year 2016 sales of $109.7 million increased $28.2 million versus the prior year due to higher volumes and prices. Included in this increase is a $1.1 million increase in non-timber sales versus the prior year. Sales volumes increased 23% to 1.14 million tons versus 926,000 tons in the prior year. Average prices increased 10% to $95.22 per ton versus $86.89 per ton in the prior year. The increase in both volumes and prices were primarily due to stronger demand from China. Operating income increased $0.8 million versus the prior year, primarily due to lower sourcing and export costs.
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
SUMMARY OF LIQUIDITY AND FINANCING COMMITMENTS

	As of December 31,
(in millions of dollars)	2017	2016	2015
Cash and cash equivalents	$112.7	$85.9	$51.8
Total debt (a)	1,028.4	1,065.5	833.9
Shareholders’ equity	1,693.0	1,496.9	1,361.7
Adjusted EBITDA (b)	290.5	239.7	208.0
Total capitalization (total debt plus equity)	2,721.4	2,562.4	2,195.6
Debt to capital ratio	38%	42%	38%
Debt to Adjusted EBITDA (b)	3.5	4.4	4.0
Net debt to Adjusted EBITDA (b)	3.2	4.1	3.8
Net debt to enterprise value (c)	18%	23%	22%

(a)	Total debt as of December 31, 2017, 2016 and 2015 is presented gross of deferred financing costs of $3.0 million, $3.6 million and $3.3 million, respectively.

(b)	For a reconciliation of Adjusted EBITDA to net income see Management’s Discussion and Analysis of Financial Condition and Results of Operations—Performance and Liquidity Indicators.

(c)	Enterprise value is calculated as the number of shares outstanding multiplied by the Company’s share price, plus net debt, at December 31, 2017.

LIQUIDITY FACILITIES

TERM CREDIT AGREEMENT
In August 2015, the Company entered into a credit agreement with CoBank, ACB, as administrative agent, and a syndicate of Farm Credit institutions and other commercial banks to provide $550 million of new credit facilities, including a nine-year $350 million term loan facility. The periodic interest rate on the term loan facility is subject to a pricing grid based on the Company’s leverage ratio, as defined in the credit agreement. As of December 31, 2017, the periodic interest rate on the term loan facility was LIBOR plus 1.625%. Monthly payments of interest only are due on this loan through maturity. Following the closing of the term loan, the Company entered into several interest rate swap transactions to fix the cost of the term loan facility over its nine-year term. The term credit agreement allows the Company to receive annual patronage payments, which are profit distributions made by a cooperative to its member-users based on the quantity or value of business done with the member-user. The Company estimates the effective interest rate on the term loan facility to be approximately 3.3% after consideration of the interest rate swaps and estimated patronage refunds. For additional information on the Company’s interest rate swaps see Note 13 — Derivative Financial Instruments and Hedging Activities.
3.75% SENIOR NOTES ISSUED MARCH 2012
In March 2012, Rayonier Inc. issued $325 million of 3.75% Senior Notes due 2022, guaranteed by certain subsidiaries. Semi-annual payments of interest only are due on these notes through maturity. The guarantors were revised in October 2012, leaving TRS and Rayonier Operating Company LLC as the remaining guarantors. See Note 24 - Consolidating Financial Statements for further information regarding the subsidiary guarantors.
INCREMENTAL TERM LOAN AGREEMENT
In April 2016, the Company entered into an incremental term loan agreement with CoBank, ACB, as administrative agent, and a syndicate of Farm Credit institutions to provide a 10-year, $300 million incremental term loan. Proceeds from the new term loan were used to fund Rayonier’s portion of the Menasha acquisition net of the proceeds received from the Washington disposition, to repay approximately $105 million outstanding on the Company’s revolving credit facility and for general corporate purposes. The periodic interest rate on the incremental term loan agreement is subject to a pricing grid based on the Company’s leverage ratio, as defined in the credit agreement. As of December 31, 2017, the periodic interest rate on the incremental term loan was LIBOR plus 1.900%. Monthly payments of interest only are due on this loan through maturity. Following the closing of the incremental term loan, the Company entered into several interest rate swap transactions to fix the cost of the facility over its 10-year term. The Company estimates the effective interest rate on the incremental term loan facility to be approximately 2.8% after consideration of the interest rate swaps and estimated patronage payments. For additional information on the Company’s interest rate swaps see Note 13 — Derivative Financial Instruments and Hedging Activities.
REVOLVING CREDIT FACILITY
In August 2015, the Company entered into a five-year $200 million unsecured revolving credit facility, replacing the previous $200 million revolving credit facility and $100 million farm credit facility which were scheduled to expire in April 2016 and December 2019, respectively. The periodic interest rate on the revolving credit facility is subject to a pricing grid based on the Company’s leverage ratio, as defined in the credit agreement. As of December 31, 2017, the periodic interest rate on the revolving credit facility was LIBOR plus 1.250%, with an unused commitment fee of 0.175%. Monthly payments of interest only are due on this loan through maturity. At December 31, 2017, the Company had $139.6 million of available borrowings under this facility, net of $10.4 million to secure its outstanding letters of credit.
JOINT VENTURE DEBT
In April 2013, Rayonier acquired an additional 39% interest in its New Zealand JV, bringing its total ownership to 65%, and as a result, the New Zealand JV’s debt was consolidated effective on that date. On March 3, 2016, as a result of a capital contribution, the Company’s ownership interest in the New Zealand JV increased to 77%. See Note 7 — Joint Venture Investment for further information.

In June 2016, the New Zealand JV entered into a 12-month NZ$20 million working capital facility and an 18-month NZ$20 million working capital facility, replacing the previous NZ$40 million facility that expired in June 2016. Both working capital facilities were renewed in 2017 for an additional 12-month term, with new expiration dates of June 30, 2018 and December 31, 2018. The NZ$40 million Working Capital Facility is available for short-term operating cash flow needs of the New Zealand JV. This facility holds a variable interest rate indexed to the 90-day New Zealand Bank Bill rate (“BKBM”). The margins are set for the term of the facility. During the year ended December 31, 2017, the New Zealand JV made borrowings and repayments of $38.4 million on its working capital facility. At December 31, 2017, there was no outstanding balance on the Working Capital Facility.
See Note 5 — Debt for additional information on these agreements and other outstanding debt, as well as for information on covenants that must be met in connection with our Senior Notes, Term Credit Agreement, Incremental Term Loan Agreement and the Revolving Credit Facility.
CASH FLOWS
The following table summarizes our cash flows from operating, investing and financing activities for each of the past three years ended December 31 (in millions of dollars):

	2017	2016	2015
Total cash provided by (used for):
Operating activities	$256.3	$203.8	$177.2
Investing activities	(223.2)	(283.2)	(166.3)
Financing activities	(6.9)	114.4	(116.5)
Effect of exchange rate changes on cash	0.5	(0.9)	(4.2)
Increase (decrease) in cash and cash equivalents	$26.7	$34.1	($109.8)
CASH PROVIDED BY OPERATING ACTIVITIES
Cash provided by operating activities increased $52.5 million versus the prior year due to favorable operating results.
CASH USED FOR INVESTING ACTIVITIES
Cash used for investing activities decreased $60.0 million versus the prior year primarily due to a $14.9 million decrease in cash used for acquisitions, net of proceeds from Large Dispositions and a $60.2 million change in restricted cash. These decreases in cash used for investing activities were partially offset by a $7.1 million increase in real estate development investments and a $6.6 million increase in capital expenditures.
CASH USED FOR FINANCING ACTIVITIES
Cash used for financing activities in 2017 reflects an increase in cash provided by the $152.4 million equity offering which was used to finance a portion of the Company’s acquisition of approximately 95,100 acres of timberlands in Florida, Georgia and South Carolina. This increase in cash was primarily offset by dividend payments of $127.1 million and net repayments of $36.8 million in debt.
RESTRICTED CASH
At December 31, 2017, the Company had approximately $59.7 million of proceeds from real estate and timberland sales classified as restricted cash which were deposited with a like-kind exchange (“LKE”) intermediary as well as cash held in escrow for a real estate sale. These funds can be used for acquiring suitable timberland replacement property, or if the LKE purchases are not completed, returned to the Company after 180 days and reclassified as available cash.
CREDIT RATINGS
Both our ability to obtain financing and the related costs of borrowing are affected by our credit ratings, which are periodically reviewed by the rating agencies. As of December 31, 2017, our credit ratings from S&P and Moody’s were “BBB-” and “Baa3,” respectively, with both services listing our outlook as “Stable.”

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
EXPECTED 2018 EXPENDITURES
Capital expenditures in 2018 are forecasted to be between $64 million and $69 million, excluding any strategic timberland acquisitions we may make. Capital expenditures are expected to be primarily comprised of seedling planting, fertilization and other silvicultural activities, property taxes, lease payments, allocated overhead and other capitalized costs. Aside from capital expenditures, we may also acquire timberland as we actively evaluate acquisition opportunities.
Real estate development investments in 2018 are expected to be between $7 million and $10 million. Expected real estate development investments are primarily related to Wildlight, our mixed-use community development project located north of Jacksonville, Florida at the interchange of I-95 and State Road A1A.
Our 2018 dividend payments are expected to be approximately $129 million assuming no change in the quarterly dividend rate of $0.25 per share or material changes in the number of shares outstanding.
Future share repurchases, if any, will depend on the Company’s liquidity and cash flow, as well as general market conditions and other considerations including capital allocation priorities.
We made no discretionary pension contributions in 2017 or 2016. We have approximately $2.9 million of pension contribution requirements in 2018 and may make discretionary contributions in the future.
Cash income tax payments in 2018 are expected to be approximately $2.3 million, primarily due to the New Zealand JV.

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

	2017	2016	2015	2014	2013
Net Income to Adjusted EBITDA Reconciliation
Net Income	$161.5	$217.8	$43.9	$97.8	$373.8
Interest, net, continuing operations	32.2	33.0	34.7	49.7	38.5
Income tax expense (benefit), continuing operations	21.8	5.0	(0.9)	(9.6)	(35.7)
Depreciation, depletion and amortization	127.6	115.1	113.7	120.0	116.9
Non-cash cost of land and improved development	13.7	11.7	12.5	13.2	10.2
Costs related to shareholder litigation (a)	0.7	2.2	4.1	—	—
Gain on foreign currency derivatives (b)	—	(1.2)	—	—	—
Large Dispositions (c)	(67.0)	(143.9)	—	(21.4)	(25.7)
Cost related to spin-off of Performance Fibers	—	—	—	3.8	—
Internal review and restatement costs	—	—	—	3.4	—
Gain related to consolidation of New Zealand JV	—	—	—	—	(16.2)
Net income from discontinued operations	—	—	—	(43.4)	(267.9)
Adjusted EBITDA	$290.5	$239.7	$208.0	$213.5	$193.9

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

CAD is a non-GAAP measure of cash generated during a period which is available for common stock dividends, distributions to the New Zealand minority shareholder, repurchase of the Company’s common shares, debt reduction and strategic acquisitions. We define CAD as Cash Provided by Operating Activities adjusted for capital spending (excluding timberland acquisitions, real estate development investments and spending on the Rayonier office building), Large Dispositions, cash provided by discontinued operations and working capital and other balance sheet changes. In compliance with SEC requirements for non-GAAP measures, we reduce CAD by mandatory debt repayments which results in the measure entitled “Adjusted CAD.” Adjusted CAD generated in any period is not necessarily indicative of the amounts that may be generated in future periods.
Below is a reconciliation of Cash Provided by Operating Activities to Adjusted CAD for the five years ended December 31 (in millions):

	2017	2016	2015	2014	2013
Cash provided by operating activities	$256.3	$203.8	$177.2	$320.4	$546.8
Capital expenditures from continuing operations (a)	(65.3)	(58.7)	(57.3)	(63.7)	(63.2)
Large Dispositions (b)	—	—	—	(21.4)	(79.7)
Cash flow from discontinued operations	—	—	—	(102.4)	(276.3)
Working capital and other balance sheet changes	(2.3)	(0.8)	(2.5)	(39.5)	(70.0)
CAD	$188.7	$144.3	$117.4	$93.4	$57.6
Mandatory debt repayments (c)	—	(31.5)	(131.0)	—	(42.0)
Adjusted CAD	$188.7	$112.8	($13.6)	$93.4	$15.6

Cash used for investing activities	($223.2)	($283.2)	($166.3)	($196.7)	($470.5)
Cash (used for) provided by financing activities	($6.9)	$114.4	($116.5)	($161.4)	($157.1)

(a)	Capital expenditures exclude timberland acquisitions, real estate development investments, spending on the Rayonier office building and purchases of additional interest in the New Zealand JV.

(b)	Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have a demonstrable premium relative to timberland value.

(c)	Excludes debt repayments on the New Zealand JV noncontrolling interest shareholder loan. See Note 5 — Debt for additional information.
The following table provides supplemental cash flow data for the five years ended December 31 (in millions):

	2017	2016	2015	2014	2013
Purchase of timberlands	($242.9)	($366.5)	($98.4)	($130.9)	($20.4)
Real Estate Development Investments	(15.8)	(8.7)	(2.7)	(3.7)	(1.3)
Distributions to New Zealand minority shareholder (a)	(15.8)	(4.9)	(1.4)	(1.2)	(1.0)
Rayonier Office Building	(6.1)	(6.3)	(0.9)	—	—
Purchase of additional interest in New Zealand joint venture	—	—	—	—	(139.9)

(a)	Includes debt repayments on the New Zealand JV noncontrolling interest shareholder loan. See Note 5 — Debt for additional information.

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
The following table aggregates our contractual financial obligations as of December 31, 2017 and anticipated cash spending by period:

Contractual Financial Obligations (in millions)	Total	Payments Due by Period
		2018	2019-2020	2021-2022	Thereafter
Long-term debt (a)	$1,025.0	—	$50.0	$325.0	$650.0
Current maturities of long-term debt	3.4	3.4	—	—	—
Interest payments on long-term debt (b)	206.2	33.9	67.2	55.8	49.3
Operating leases — timberland	200.9	9.7	18.3	17.7	155.2
Operating leases — PP&E, offices	4.5	1.1	1.6	1.2	0.6
Commitments — derivatives (c)	23.9	3.7	7.0	7.0	6.2
Commitments — other (d)	14.3	8.0	5.8	0.5	—
Total contractual cash obligations	$1,478.2	$59.8	$149.9	$407.2	$861.3

(a)
The book value of long-term debt, net of deferred financing costs, is currently recorded at $1,022.0 million on the Company’s Consolidated Balance Sheet, but upon maturity the liability will be $1,025.0 million.

(b)	Projected interest payments for variable-rate debt were calculated based on outstanding principal amounts and interest rates as of December 31, 2017.

(c)
Commitments — derivatives represent payments expected to be made on derivative financial instruments (foreign exchange contracts and interest rate swaps). See Note 13 — Derivative Financial Instruments and Hedging Activities.

(d)
Commitments — other include $2.9 million of pension contribution requirements in 2018 based on actuarially determined estimates and IRS minimum funding requirements, payments expected to be made on the construction of the Wildlight development project and other purchase obligations. For additional information on the pension contribution see Note 15 — Employee Benefit Plans.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Interest Rate Risk
We are exposed to interest rate risk through our variable rate debt, primarily due to changes in LIBOR. However, we use interest rate swaps to manage our exposure to interest rate movements on our term credit agreements by swapping existing and anticipated future borrowings from floating rates to fixed rates. As of December 31, 2017 we had $700 million of U.S. long-term variable rate debt. The notional amount of outstanding interest rate swap contracts at December 31, 2017 was $650 million. The term credit agreement and associated interest rate swaps mature in August 2024 and the incremental term loan agreement and associated interest rate swaps mature in May 2026. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in a corresponding increase/decrease of approximately $0.5 million in interest payments and expense over a 12-month period.
The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. The estimated fair value of our long-term fixed rate debt at December 31, 2017 was $330 million compared to the $325 million principal amount. We use interest rates of debt with similar terms and maturities to estimate the fair value of our debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at December 31, 2017 would result in a corresponding decrease/increase in the fair value of our long-term fixed rate debt of approximately $13 million.
We estimate the periodic effective interest rate on U.S. long-term fixed and variable rate debt to be approximately 3.3% after consideration of interest rate swaps and estimated patronage refunds, excluding unused commitment fees on the revolving credit facility.
The following table summarizes our outstanding debt, interest rate swaps and average interest rates, by year of expected maturity and their fair values at December 31, 2017:

(Dollars in thousands)	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Variable rate debt:
Principal amounts	—	—	$50,000	—	—	$650,000	$700,000	$700,000
Average interest rate (a)(b)	—	—	2.82%	—	—	3.12%	3.10%	—
Fixed rate debt:
Principal amounts	$3,375	—	—	—	$325,000	—	$328,375	$333,510
Average interest rate (b)	—	—	—	—	3.75%	—	3.71%	—
Interest rate swaps:
Variable to Fixed	—	—	—	—	—	$650,000	$650,000	$15,440
Average pay rate (b)	—	—	—	—	—	1.91%	1.91%	—
Average receive rate (b)	—	—	—	—	—	1.37%	1.37%	—

(a) Excludes estimated patronage refunds.
(b) Interest rates as of December 31, 2017.

Foreign Currency Exchange Rate Risk
The functional currency of the Company’s New Zealand-based operations and New Zealand JV is the New Zealand dollar. Through these operations and our ownership in the New Zealand JV, we are exposed to foreign currency risk on cash held in foreign currencies, shareholder loan payments which are denominated in U.S. dollars and on foreign export sales and ocean freight payments that are predominantly denominated in U.S. dollars. To mitigate these risks, the New Zealand JV routinely enters into foreign currency exchange contracts and foreign currency option contracts to hedge a portion of the New Zealand JV’s foreign exchange exposure. At December 31, 2017, the New Zealand JV had foreign currency exchange contracts representing 27% of forecast shareholder distribution payments over the next 12 months. At December 31, 2017, the New Zealand JV also had foreign currency exchange contracts with a notional amount of $107 million and foreign currency option contracts with a notional amount of $48 million outstanding related to foreign export sales and ocean freight payments. The amount hedged represents 64% of forecast U.S. dollar denominated harvesting sales proceeds over the next 18 months and 50% of log trading sales proceeds over the next 3 months. At December 31, 2017, the New Zealand JV also had foreign currency exchange contracts with a notional amount of $2 million outstanding on behalf of suppliers.

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
Rayonier Inc.’s management, under the supervision of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, we used the framework included in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2017.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2017. The report on the Company’s internal control over financial reporting as of December 31, 2017, is on page 58.

RAYONIER INC.

By:	/s/ DAVID L. NUNES
David L. Nunes President and Chief Executive Officer (Principal Executive Officer)
February 23, 2018

By:	/s/ MARK MCHUGH
Mark McHugh Senior Vice President and Chief Financial Officer (Principal Financial Officer)
February 23, 2018

By:	/s/ APRIL TICE
April Tice Director, Financial Services and Corporate Controller (Principal Accounting Officer)
February 23, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Rayonier Inc.

Opinion on Internal Control over Financial Reporting

We have audited Rayonier Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Rayonier Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedule and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP
Certified Public Accountants
Jacksonville, Florida
February 23, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Rayonier Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rayonier Inc. and Subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
Certified Public Accountants

We have served as the Company’s auditor since 2012.

Jacksonville, Florida
February 23, 2018

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Years Ended December 31,
(Thousands of dollars, except per share data)

	2017	2016	2015
SALES	$819,596	$815,915	$568,800
Costs and Expenses
Cost of sales	568,253	526,439	441,718
Selling and general expenses	40,245	42,785	45,750
Other operating (income) expense, net (Note 17)	(4,393)	(9,086)	3,548
	604,105	560,138	491,016
OPERATING INCOME	215,491	255,777	77,784
Interest expense	(34,071)	(32,245)	(31,699)
Interest income and miscellaneous income (expense), net	1,840	(698)	(3,003)
INCOME BEFORE INCOME TAXES	183,260	222,834	43,082
Income tax (expense) benefit (Note 9)	(21,681)	(5,064)	859
NET INCOME	161,579	217,770	43,941
Less: Net income (loss) attributable to noncontrolling interest	12,737	5,798	(2,224)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	148,842	211,972	46,165
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of income tax effect of $0, $0 and $1,066	9,114	6,322	(32,451)
Cash flow hedges, net of income tax effect of $594, $545 and $91	5,693	22,822	(9,961)
Actuarial change and amortization of pension and postretirement plan liabilities, net of income tax effect of $0, $0 and $470	(208)	5,533	2,933
	14,599	34,677	(39,479)
COMPREHENSIVE INCOME	176,178	252,447	4,462
Less: Comprehensive income (loss) attributable to noncontrolling interest	14,775	9,555	(13,027)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$161,403	$242,892	$17,489
EARNINGS PER COMMON SHARE (NOTE 12)
Basic earnings per share attributable to Rayonier Inc.	$1.17	$1.73	$0.37
Diluted earnings per share attributable to Rayonier Inc.	$1.16	$1.73	$0.37
See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31,
(Thousands of dollars)

	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$112,653	$85,909
Accounts receivable, less allowance for doubtful accounts of $23 and $33	27,693	20,664
Inventory (Note 18)	24,141	21,379
Prepaid logging roads	11,207	10,228
Prepaid expenses	4,786	1,579
Assets held for sale (Note 21)	—	23,171
Other current assets	3,047	1,874
Total current assets	183,527	164,804
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,462,066	2,291,015
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 6)	80,797	70,374
PROPERTY, PLANT AND EQUIPMENT
Land	3,962	2,279
Buildings	23,618	7,990
Machinery and equipment	4,440	4,658
Construction in progress	627	8,170
Total property, plant and equipment, gross	32,647	23,097
Less—accumulated depreciation	(9,269)	(9,063)
Total property, plant and equipment, net	23,378	14,034
RESTRICTED CASH (NOTE 19)	59,703	71,708
OTHER ASSETS (NOTE 20)	49,010	73,825
TOTAL ASSETS	$2,858,481	$2,685,760
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$25,148	$22,337
Current maturities of long-term debt (Note 5)	3,375	31,676
Accrued taxes	3,781	2,657
Accrued payroll and benefits	9,662	9,277
Accrued interest	5,054	5,340
Deferred revenue	9,721	9,099
Other current liabilities	11,807	11,580
Total current liabilities	68,548	91,966
LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS (NOTE 5)	1,022,004	1,030,205
PENSION AND OTHER POSTRETIREMENT BENEFITS (NOTE 15)	31,905	31,856
OTHER NON-CURRENT LIABILITIES	43,084	34,981
COMMITMENTS AND CONTINGENCIES (NOTES 8 and 10)
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 shares authorized, 128,970,776 and 122,904,368 shares issued and outstanding	872,228	709,867
Retained earnings	707,378	700,887
Accumulated other comprehensive income (Note 22)	13,417	856
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,593,023	1,411,610
Noncontrolling interest	99,917	85,142
TOTAL SHAREHOLDERS’ EQUITY	1,692,940	1,496,752
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,858,481	$2,685,760

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Thousands of dollars, except share data)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interest	Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2014	126,773,097	$702,598	$790,697	($4,825)	$86,681	$1,575,151
Net income	—	—	46,165	—	(2,224)	43,941
Dividends ($1.00 per share)	—	—	(124,943)	—	—	(124,943)
Issuance of shares under incentive stock plans	205,219	2,117	—	—	—	2,117
Stock-based compensation	—	4,484	—	—	—	4,484
Tax deficiency on stock-based compensation	—	(250)	—	—	—	(250)
Repurchase of common shares	(4,208,099)	(122)	(100,000)	—	—	(100,122)
Actuarial change and amortization of pension and postretirement plan liabilities	—	—	—	2,933	—	2,933
Adjustments to Rayonier Advanced Materials	—	—	841	—	—	841
Foreign currency translation adjustment	—	—	—	(21,567)	(10,884)	(32,451)
Cash flow hedges	—	—	—	(10,044)	83	(9,961)
Balance, December 31, 2015	122,770,217	$708,827	$612,760	($33,503)	$73,656	$1,361,740
Net income	—	—	211,972	—	5,798	217,770
Dividends ($1.00 per share)	—	—	(123,155)	—	—	(123,155)
Issuance of shares under incentive stock plans	179,743	1,576	—	—	—	1,576
Stock-based compensation	—	5,136	—	—	—	5,136
Repurchase of common shares	(45,592)	(178)	(690)	—	—	(868)
Actuarial change and amortization of pension and postretirement plan liabilities	—	—	—	5,533	—	5,533
Foreign currency translation adjustment	—	—	—	2,780	3,542	6,322
Cash flow hedges	—	—	—	22,608	214	22,822
Recapitalization of New Zealand Joint Venture	—	(5,398)	—	3,438	1,960	—
Recapitalization costs	—	(96)	—	—	(28)	(124)
Balance, December 31, 2016	122,904,368	$709,867	$700,887	$856	$85,142	$1,496,752
Cumulative-effect adjustment due to adoption of ASU No. 2016-16	—	—	(14,365)	—	—	(14,365)
Net income	—	—	148,842	—	12,737	161,579
Dividends ($1.00 per share)	—	—	(127,986)	—	—	(127,986)
Issuance of shares under incentive stock plans	322,314	4,751	—	—	—	4,751
Stock-based compensation	—	5,396	—	—	—	5,396
Repurchase of common shares	(5,906)	(176)	—	—	—	(176)
Actuarial change and amortization of pension and postretirement plan liabilities	—	—	—	(208)	—	(208)
Foreign currency translation adjustment	—	—	—	7,416	1,698	9,114
Cash flow hedges	—	—	—	5,353	340	5,693
Issuance of shares under equity offering, net of costs	5,750,000	152,390	—	—	—	152,390
Balance, December 31, 2017	128,970,776	$872,228	$707,378	$13,417	$99,917	$1,692,940

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(Thousands of dollars)

	2017	2016	2015
OPERATING ACTIVITIES
Net income	$161,579	$217,770	$43,941
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	127,566	115,142	113,708
Non-cash cost of land and real estate sold	13,684	11,690	12,509
Stock-based incentive compensation expense	5,396	5,136	4,484
Amortization of debt discount/premium	—	(462)	604
Deferred income taxes	21,980	5,170	(1,475)
Non-cash adjustments to unrecognized tax benefit liability	—	—	135
Amortization of losses from pension and postretirement plans	465	2,513	3,403
Gain on sale of Large Dispositions	(66,994)	(143,933)	—
Other	(716)	336	350
Changes in operating assets and liabilities:
Receivables	(6,362)	2,517	2,034
Inventories	(1,384)	(1,175)	(9,749)
Accounts payable	3,435	(559)	1,863
Income tax receivable/payable	(434)	(206)	(894)
All other operating activities	(1,931)	(10,138)	6,251
CASH PROVIDED BY OPERATING ACTIVITIES	256,284	203,801	177,164
INVESTING ACTIVITIES
Capital expenditures	(65,345)	(58,723)	(57,293)
Real estate development investments	(15,784)	(8,746)	(2,676)
Purchase of timberlands	(242,910)	(366,481)	(98,409)
Assets purchased in business acquisition	—	(887)	—
Net proceeds from Large Dispositions	95,243	203,862	—
Proceeds from settlement of foreign currency hedge	—	—	2,804
Rayonier office building under construction	(6,084)	(6,307)	(908)
Change in restricted cash	12,005	(48,184)	(16,836)
Other	(373)	2,311	7,009
CASH USED FOR INVESTING ACTIVITIES	(223,248)	(283,155)	(166,309)
FINANCING ACTIVITIES
Issuance of debt	63,389	695,916	472,558
Repayment of debt	(100,157)	(458,415)	(364,402)
Dividends paid	(127,069)	(122,845)	(124,936)
Proceeds from the issuance of common shares	4,751	1,576	2,117
Proceeds from the issuance of common shares from equity offering, net of costs	152,390	—	—
Repurchase of common shares	(176)	(690)	(100,000)
Debt issuance costs	—	(818)	(1,678)
Other	—	(301)	(122)
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(6,872)	114,423	(116,463)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	580	(937)	(4,173)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	26,744	34,132	(109,781)
Balance, beginning of year	85,909	51,777	161,558
Balance, end of year	$112,653	$85,909	$51,777

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the Years Ended December 31,
(Thousands of dollars)

	2017	2016	2015
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year:
Interest	$36,041	$36,289	$33,011
Income taxes	514	501	277
Non-cash investing activity:
Capital assets purchased on account	3,809	4,683	3,429
Purchase of timberlands	—	—	700

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands unless otherwise stated)

1.	NATURE OF BUSINESS OPERATIONS
Rayonier Inc., a North Carolina corporation, including its consolidated subsidiaries (“Rayonier” or “the Company”), is a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive softwood timber growing regions in the U.S. and New Zealand. Shares of the Company have a $0.00 par value. Rayonier owns or leases approximately 2.6 million acres of timberland, located in the United States and New Zealand. Included in this property is approximately 0.2 million acres of timberlands located primarily along the coastal region from Savannah, Georgia to Daytona Beach, Florida, some of which has long-term potential for real estate development. The Company also engages in the trading of logs, primarily to support the Company’s New Zealand export operations.
Rayonier operates in five reportable business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate and Trading. See Note 4 — Segment and Geographical Information for further discussion of reportable business segments.
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
SOUTHERN, PACIFIC NORTHWEST AND NEW ZEALAND TIMBER
The Company’s Timber segments own or lease approximately 2.6 million acres of timberlands located in the U.S. and New Zealand. The Timber segments conduct timber harvesting activities, manage timberlands and sell timber and logs to third parties. On March 3, 2016, the Company acquired an additional 12% interest in the New Zealand JV, which currently owns or leases approximately 410,000 gross acres (293,000 net plantable acres) of New Zealand timberlands. The acquisition of additional interest brought the Company’s ownership to 77%. The Company maintains a controlling financial interest in the New Zealand JV and, accordingly, consolidates the New Zealand JV’s balance sheet and results of operations. Rayonier’s wholly-owned subsidiary, Rayonier New Zealand Limited (“RNZ”) serves as the manager of the New Zealand JV forests. See Note 7 — Joint Venture Investment.
During 2017, the Company acquired approximately 109,000 acres of timberlands in Florida, Georgia, South Carolina, Washington and New Zealand for $242.9 million. During 2016, the Company acquired approximately 111,000 acres of timberlands in the U.S. for $366.5 million. See Note 3 — Timberland Acquisitions for additional information.
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
TRADING
The Company’s trading business is comprised of log trading conducted by the New Zealand JV in two core areas of business: managed export services on behalf of third parties and procured logs for export sale by the New Zealand JV. The Trading segment primarily complements the New Zealand Timber segment by adding scale and achieving cost savings that directly benefit the New Zealand Timber segment.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These statements include the accounts of Rayonier Inc. and its subsidiaries, in which it has a majority ownership or controlling interest. As of April 2013, the Company held a controlling interest (65%) in the New Zealand JV, and, as such, consolidates its results of operations and Balance Sheet. In March 2016, the Company made a capital contribution into the New Zealand JV, and as a result, the Company’s ownership interest increased to 77%. The Company records a noncontrolling interest in its consolidated financial statements representing the minority ownership interest (23%) of the New Zealand JV’s results of operations and equity. All intercompany balances and transactions are eliminated.
RECLASSIFICATION OF OTHER OPERATING INCOME, NET
In an effort to report certain revenue and expenses in a manner more representative of activities that constitute ongoing central operations, the Company has changed its classification of primarily lease and license income, other non-timber income, carbon credit sales and log agency fees, net of costs from “Other Operating Income (Expense), Net” to “Sales” and “Cost of Sales.” This reclassification was applied retrospectively to all periods presented and had no effect on the presentation of operating income, net income, consolidated balance sheets, or consolidated statements of cash flows.
The impact of the reclassification for the three years ended December 31, 2017 are as follows:

	Year Ended December 31, 2017
	Prior to Reclassification	Change in Accounting Classification	As Adjusted
Sales	$792,659	$26,937	$819,596
Cost of sales	565,889	2,364	568,253
Other operating (income) expense, net	(28,966)	24,573	(4,393)

	Year Ended December 31, 2016
	As Previously Classified	Change in Accounting Classification	As Adjusted
Sales	$788,278	$27,637	$815,915
Cost of sales	524,707	1,732	526,439
Other operating (income) expense, net	(34,991)	25,905	(9,086)

	Year Ended December 31, 2015
	As Previously Classified	Change in Accounting Classification	As Adjusted
Sales	$544,874	$23,926	$568,800
Cost of sales	441,099	619	441,718
Other operating (income) expense, net	(19,759)	23,307	3,548
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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

CASH AND CASH EQUIVALENTS
Cash and cash equivalents include time deposits with original maturities of three months or less. The consolidated cash balance includes time deposits of $26.7 million and $25.6 million at December 31, 2017 and December 31, 2016, respectively.
ACCOUNTS RECEIVABLE
Accounts receivable are primarily amounts due to the Company for the sale of timber and are presented net of an allowance for doubtful accounts.
INVENTORY
HBU real estate properties that are expected to be sold within one year are included in inventory at lower of cost or net realizable value. HBU properties that are expected to be sold after one year are included in a separate balance sheet line, entitled “Higher and Better Use Timberlands and Real Estate Development Investments.” See below for additional information.
Inventory also includes logs available to be sold by the Trading segment. Log inventory is recorded at the lower of cost or net realizable value and expensed to cost of sales when sold to third-party buyers. See Note 18 — Inventory for additional information.
PREPAID LOGGING ROADS
Costs for roads built in the Pacific Northwest and New Zealand to access particular tracts to be harvested in the upcoming 24 months to 60 months are recorded as prepaid logging roads. The Company charges such costs to expense as timber is harvested using an amortization rate determined annually as the total cost of prepaid roads divided by the estimated tons of timber to be accessed by those roads. The prepaid balance is classified as short-term or long-term based on the upcoming harvest schedule. See Note 20 — Other Assets for additional information.
ASSETS HELD FOR SALE
Assets that meet the held-for-sale criteria in ASC 360-10-45-9 are recorded in a separate balance sheet line, entitled “Assets Held for Sale,” and measured at the lower of the carrying amount or fair value less cost to sell. See Note 21 — Assets Held for Sale for additional information.
TIMBER AND TIMBERLANDS
Timber is stated at the lower of cost or net realizable value. Costs relating to acquiring, planting and growing timber including real estate taxes, site preparation and direct support costs relating to facilities, vehicles and supplies are capitalized. Annual lease payments are capitalized or expensed based on the proportion of acres that the Company will be able to harvest prior to lease expiration. Lease payments made within one year of expiration are expensed as incurred. Payroll costs are capitalized for time spent on timber growing activities, while interest or any other intangible costs are not capitalized. An annual depletion rate is established for each particular region by dividing merchantable inventory cost by standing merchantable inventory volume, which is estimated annually. The Company charges accumulated costs attributed to merchantable timber to depletion expense (cost of sales), at the time the timber is harvested or when the underlying timberland is sold.
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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS
HBU timberland is recorded at the lower of cost or net realizable value. These properties are managed as timberlands until sold or developed with sales and depletion expense related to the harvesting of timber accounted for within the respective timber segment. At the time of sale, the cost basis of any unharvested timber is recorded as depletion expense, a component of cost of sales, within the Real Estate segment.
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
GOODWILL
Goodwill represents the excess of the acquisition cost of the New Zealand Timber segment over the fair value of the net assets acquired. Goodwill is not amortized, but is periodically reviewed for impairment. An impairment test for this reporting unit’s goodwill is performed annually and whenever events or circumstances indicate that the value of goodwill may be impaired. The Company compares the fair value of the New Zealand Timber segment, using an independent valuation for the New Zealand forest assets, to its carrying value including goodwill. The independent valuation of the New Zealand forest assets is based on discounted cash flow models where the fair value is calculated using cash flows from sustainable forest management plans. The fair value of the forest assets is measured as the present value of cash flows from one growth cycle based on the productive forest land, taking into consideration environmental, operational, and market restrictions. These cash flow valuations involve a number of estimates that require broad assumptions and significant judgment regarding future performance. The annual impairment test was performed as of October 1, 2017; the estimated fair value of the New Zealand Timber segment exceeded its carrying value and no impairment was recorded.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

FOREIGN CURRENCY TRANSLATION
The functional currency of the Company’s New Zealand-based operations is the New Zealand dollar. All assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the respective balance sheet dates. Translation gains and losses are recorded as a separate component of Accumulated Other Comprehensive Income (“AOCI”), within Shareholders’ Equity.
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
TIMBER SALES
Revenue from the sale of timber is recognized when title passes to the buyer. The Company utilizes two primary methods or sales channels for the sale of timber, a stumpage or standing timber model and a delivered log model. The sales method the Company employs depends upon local market conditions and which method management believes will provide the best overall margins. Under the stumpage model, standing timber is sold primarily under pay-as-cut contracts, with specified duration (typically one year or less) and fixed prices, whereby revenue is recognized as timber is severed and the sales volume is determined. The Company also sells stumpage under lump-sum contracts for specified parcels where the Company receives cash for the full agreed value of the timber prior to harvest and title and risk of loss pass to the buyer upon signing the contract. The Company retains interest in the land, slash products, and the use of the land for recreational and other purposes. Any uncut timber remaining at the end of the contract period reverts to the Company. Revenue is recognized for lump-sum timber sales when payment is received, the contract is signed and title and risk of loss pass to the buyer. A third type of stumpage sale the Company utilizes is an agreed-volume sale, whereby revenue is recognized as periodic physical observations are made of the percentage of acreage harvested.
Under the delivered log model, the Company hires third-party loggers and haulers to harvest timber and deliver it to a buyer. Sales of domestic logs generally do not require an initial payment and are made to third-party customers on open credit terms. Sales of export logs generally require a letter of credit from an approved bank.

Revenue is recognized when the logs are delivered and title and risk of loss transfer to the buyer. For domestic log sales, title and risk are considered passed to the buyer as the logs are delivered to the customer. For export log sales (primarily in New Zealand), title and risk are considered passed to the buyer at the time the ship leaves the port.
Non-timber income is primarily comprised of hunting and recreational licenses. Such income and any related cost are recognized ratably over the term of the agreement and included in “Sales” and “Cost of Sales”, respectively.
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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

REAL ESTATE
The Company generally recognizes revenue on sales of real estate using the full accrual method at closing when cash has been received, title and risk of loss have passed to the buyer and there is no continuing involvement with the property. Revenue is recognized using the percentage-of-completion method on sales of real estate containing future performance obligations. Cost of sales associated with real estate sold includes the cost of the land, the cost of any timber on the property that was conveyed to the buyer, any real estate development costs and any closing costs including sales commissions that may be borne by the Company. Costs incurred to obtain land use entitlements or for infrastructure such as utilities, roads or other improvements are charged to cost of sales for a project as a percentage of revenue earned to total anticipated revenue and costs for each project.
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
EMPLOYEE BENEFIT PLANS
The determination of expense and funding requirements for Rayonier’s defined benefit pension plan, its unfunded excess pension plan and its postretirement life insurance plan are largely based on a number of actuarial assumptions. The key assumptions include discount rate, return on assets, salary increases, mortality rates and longevity of employees. See Note 15 — Employee Benefit Plans for assumptions used to determine benefit obligations, and the net periodic benefit cost for the year ended December 31, 2017.
Periodic pension and other postretirement expense is included in “Cost of sales” and “Selling and general expenses” in the Consolidated Statements of Income and Comprehensive Income. At December 31, 2017 and 2016, the Company’s pension plans were in a net liability position (underfunded) of $30.6 million and $30.6 million, respectively. The estimated amount to be paid in the next 12 months is recorded in “Accrued payroll and benefits” on the Consolidated Balance Sheets, with the remainder recorded as a long-term liability in “Pension and Other Postretirement Benefits.” Changes in the funded status of the Company’s plans are recorded through other comprehensive income (loss) in the year in which the changes occur. The Company measures plan assets and benefit obligations as of the fiscal year-end. See Note 15 — Employee Benefit Plans for additional information.
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
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, stating entities should recognize income tax consequences of intra-entity transfers of assets other than inventory in the period in which they occur. As such, the Company is required to apply the changes on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. ASU No. 2016-16 is effective for annual periods beginning after December 15, 2017 with early adoption permitted at the beginning of an annual period for which financial statements have not been issued. Rayonier early adopted ASU No. 2016-16 during the first quarter ended March 31, 2017. See Note 9 — Income Taxes for additional information.
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
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which revised the definition of a business. This update will likely result in more of Rayonier’s future timberland acquisitions being accounted for as asset acquisitions as opposed to acquisitions of a businesses. ASU No. 2017-01 is effective for annual periods beginning after December 15, 2017 with early adoption permitted, including adoption in an interim period. Rayonier early adopted ASU No. 2017-01 during the fourth quarter ended December 31, 2017 and will apply the standard prospectively, as required.
Rayonier adopted ASU Nos. 2015-11, 2016-01 (early adopted), 2016-05, 2017-04 (early adopted) and 2017-09 (early adopted) in the fourth quarter ended December 31, 2017 with no material impact on the consolidated financial statements.
NEW ACCOUNTING PRONOUNCEMENTS
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which will make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. ASU No. 2017-12 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted and the amended presentation and disclosure guidance is required to be applied on a prospective basis. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

In March 2017, the FASB issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires that an employer report the service cost component of net periodic benefit cost in the Consolidated Statements of Income in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. Additionally, the other components of net periodic benefit cost (interest cost, expected return on plan assets and amortization of losses or gains) are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. If a separate line item is used to present the other components of net benefit cost, that line item must be appropriately described. If a separate line item is not used, the line item used in the income statement to present the other components of net benefit cost must be disclosed. ASU No. 2017-07 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. ASU No. 2017-07 is required to be applied retrospectively to all periods presented beginning in the period of adoption. Rayonier intends to adopt ASU No. 2017-07 in the Company’s first quarter 2018 Form 10-Q. Interest cost, expected return on plan assets and amortization of losses or gains are currently recorded in “Selling and general expenses” and “Cost of sales” in the Consolidated Statements of Income and “Timber and timberlands, net of depletion and amortization” in the Consolidated Balance Sheets. Upon adoption, these components of net period benefit cost will be recorded in “Interest income and miscellaneous income (expense), net.” As the Company froze benefits for all employees participating in the pension plan effective December 31, 2016, the service cost component of net period benefit is no longer recognized by Rayonier. Based on current actuarial estimates and management assumptions, Rayonier anticipates that the adoption of this standard will not have a significant impact on the Company’s consolidated financial statements. See Note 15 — Employee Benefit Plans for the components of net periodic benefit cost.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Consolidated Statements of Cash Flows. ASU No. 2016-18 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. ASU No. 2016-18 is required to be applied retrospectively to all periods presented beginning in the period of adoption. Rayonier intends to adopt ASU No. 2016-18 in the Company’s first quarter 2018 Form 10-Q. The Company currently records changes in restricted cash within the investing section of the Consolidated Statements of Cash Flows. Upon adoption, restricted cash will be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Consolidated Statements of Cash Flows and therefore changes in restricted cash will not be reported as cash flow activities. Rayonier will continue to disclose the nature of restrictions on the Company’s cash, cash equivalents, and restricted cash. See Note 19 — Restricted Cash for additional information.
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
As of December 31, 2017, and subject to the Company’s ongoing evaluation of new transactions and contracts, Rayonier has substantially completed its evaluation of the expected impact of adopting Topic 606 and anticipates that the adoption of this standard will not have a significant impact on the Company’s consolidated financial statements aside from adding expanded disclosures. Rayonier is also currently identifying and implementing appropriate changes to its business processes, systems and controls to support revenue recognition and disclosures under Topic 606. A material change in controls over financial reporting is not anticipated.
SUBSEQUENT EVENTS
The Company has evaluated events occurring from December 31, 2017 to the date of issuance for potential recognition or disclosure in the consolidated financial statements. No events were identified that warranted recognition or disclosure.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

3.	TIMBERLAND ACQUISITIONS
In 2017, the Company acquired approximately 95,100 acres of timberlands (including approximately 11,000 acres of leased lands) in Florida, Georgia and South Carolina for $214.3 million using proceeds from the offering and sale of 5.75 million shares under the universal shelf registration along with like-kind exchange proceeds. In five additional transactions throughout 2017, Rayonier purchased approximately 7,000 acres of timberland located in Georgia and Washington for approximately $7.2 million, which were funded with like-kind exchange proceeds. All acquisitions were accounted for as asset purchases.
Additionally, in two transactions during 2017, the Company acquired forestry rights covering approximately 8,000 acres of timberland with mature timber in New Zealand for approximately $21.4 million. These acquisitions were funded through the short-term working capital facility, which was fully repaid during the year.
In 2016, the Company completed a business combination that resulted in the acquisition of 61,000 acres of timberland in Oregon and Washington for a final purchase price of approximately $263 million. The acquisition was funded with proceeds received from a Large Disposition completed in May 2016 and by entering into a $300 million incremental term loan. In five additional transactions throughout 2016, Rayonier purchased approximately 50,000 acres of timberland located in Florida, Georgia and Texas for approximately $103.9 million. These acquisitions were funded with cash on hand, like-kind exchange proceeds, and borrowings under the revolving credit facility, and were accounted for as asset purchases.
The following table summarizes the timberland acquisitions at December 31, 2017 and 2016:

	2017		2016
	Cost	Acres	Cost	Acres
Florida	$32,334	15,382	$14,323	6,937
Georgia	147,833	68,473	12,485	5,427
Oregon	—	—	239,896	55,603
South Carolina	39,884	17,651	—	—
Texas	—	—	77,139	37,513
Washington	1,483	481	22,638	5,247
New Zealand	21,376	7,546	—	—
Total Acquisitions	$242,910	109,533	$366,481	110,727

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

4.	SEGMENT AND GEOGRAPHICAL INFORMATION
Rayonier operates in five reportable segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate and Trading.
The Company’s timber businesses are disaggregated into Southern Timber, Pacific Northwest Timber and New Zealand Timber segments. Sales in the Timber segments include all activities related to the harvesting of timber in addition to lease and license activities, other non-timber activities and carbon credit sales.
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
The Trading segment comprises log trading in New Zealand, conducted by the Company’s New Zealand JV in two core areas of business, managed export services on behalf of third parties and procured logs for export sale by the New Zealand JV. Sales in the Trading segment also include log agency fees. The Trading segment primarily complements the New Zealand Timber segment by adding scale and achieving cost savings that directly benefit the New Zealand Timber segment.
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
Segment information for each of the three years ended December 31, 2017 follows:

	Sales
	2017	2016	2015
Southern Timber	$144,510	$151,192	$157,845
Pacific Northwest Timber	91,877	77,802	80,214
New Zealand Timber	247,609	177,889	162,803
Real Estate (a)	183,016	299,350	86,493
Trading	152,584	109,682	81,445
Total	$819,596	$815,915	$568,800

(a) The years 2017 and 2016 include Large Dispositions of $95.4 million and $207.3 million, respectively.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	Operating Income/(Loss)
	2017	2016	2015
Southern Timber	$42,254	$43,098	$46,669
Pacific Northwest Timber	1,127	(3,992)	6,917
New Zealand Timber	72,385	33,072	2,775
Real Estate (a)	116,038	202,379	44,263
Trading	4,578	2,002	1,247
Corporate and other	(20,891)	(20,782)	(24,087)
Total Operating Income	215,491	255,777	77,784
Unallocated interest expense and other	(32,231)	(32,943)	(34,702)
Total Income before Income Taxes	$183,260	$222,834	$43,082

(a) The years 2017 and 2016 include Large Dispositions of $67.0 million and $143.9 million, respectively.

	Gross Capital Expenditures
	2017	2016	2015
Capital Expenditures (a)
Southern Timber	$34,476	$33,487	$33,245
Pacific Northwest Timber	10,254	8,036	8,515
New Zealand Timber	17,046	16,095	15,143
Real Estate	1,348	315	313
Trading	—	—	—
Corporate and other	2,221	790	77
Total capital expenditures	$65,345	$58,723	$57,293

Timberland Acquisitions
Southern Timber	$220,051	$103,947	$54,408
Pacific Northwest Timber	1,483	262,534	34,052
New Zealand Timber	21,376	—	9,949
Real Estate	—	—	—
Trading	—	—	—
Corporate and other	—	—	—
Total timberland acquisitions	$242,910	$366,481	$98,409

Total Gross Capital Expenditures	$308,255	$425,204	$155,702

(a)
Excludes timberland acquisitions presented separately in addition to spending on the Rayonier office building of $6.1 million, $6.3 million and $0.9 million and real estate development investments of $15.8 million, $8.7 million and $2.7 million in the years 2017, 2016 and 2015, respectively.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	Depreciation, Depletion and Amortization
	2017	2016	2015
Southern Timber	$49,357	$49,747	$54,299
Pacific Northwest Timber	32,008	25,246	14,842
New Zealand Timber	36,363	23,447	29,741
Real Estate (a)	27,479	52,304	14,533
Trading	—	—	—
Corporate and other	794	402	293
Total	$146,001	$151,146	$113,708

(a)	The years 2017 and 2016 include Large Dispositions of $18.4 million and $36.1 million, respectively.

	Non-Cash Cost of Land and Improved Development
	2017	2016	2015
Southern Timber	—	—	—
Pacific Northwest Timber	—	—	—
New Zealand Timber	128	1,824	467
Real Estate (a)	23,370	32,038	12,042
Trading	—	—	—
Corporate and other	—	—	—
Total	$23,498	$33,862	$12,509

(a) The years 2017 and 2016 include Large Dispositions of $9.8 million and $22.2 million, respectively.

	Sales by Product Line
	2017	2016	2015
Southern Timber	$144,510	$151,192	$157,845
Pacific Northwest Timber	91,877	77,802	80,214
New Zealand Timber	247,609	177,889	162,803
Real Estate
Improved Development	6,348	1,740	2,610
Unimproved Development	16,405	5,540	6,399
Rural	18,632	18,672	22,653
Non-Strategic / Timberlands	46,280	66,133	54,831
Large Dispositions	95,351	207,265	—
Total Real Estate	183,016	299,350	86,493
Trading	152,584	109,682	81,445
Total Sales	$819,596	$815,915	$568,800

	Geographical Operating Information
	Sales			Operating Income			Identifiable Assets
	2017	2016	2015	2017	2016	2015	2017	2016
United States	$419,403	$528,344	$324,552	$138,528	$220,703	$73,749	$2,331,230	$2,181,658
New Zealand	400,193	287,571	244,248	76,963	35,074	4,035	527,251	504,102
Total	$819,596	$815,915	$568,800	$215,491	$255,777	$77,784	$2,858,481	$2,685,760

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

5.	DEBT
Rayonier’s debt consisted of the following at December 31, 2017 and 2016:

	2017	2016
Term Credit Agreement due 2024 at a variable interest rate of 3.0% at December 31, 2017	$350,000	$350,000
Senior Notes due 2022 at a fixed interest rate of 3.75%	325,000	325,000
Incremental Term Loan Agreement due 2026 at a variable interest rate of 3.3% at December 31, 2017	300,000	300,000
Mortgage notes repaid in 2017 at fixed interest rates of 4.35% (a)	—	31,676
Revolving Credit Facility due 2020 at a variable interest rate of 2.8% at December 31, 2017	50,000	25,000
Solid waste bonds repaid in 2017 at a variable interest rate of 2.0% at December 31, 2016	—	15,000
New Zealand JV noncontrolling interest shareholder loan at 0% interest rate	3,375	18,796
Total debt	1,028,375	1,065,472
Less: Current maturities of long-term debt	(3,375)	(31,676)
Less: Deferred financing costs	(2,996)	(3,591)
Long-term debt, net of deferred financing costs	$1,022,004	$1,030,205
Principal payments due during the next five years and thereafter are as follows:

2018	$3,375
2019	—
2020	50,000
2021	—
2022	325,000
Thereafter	650,000
Total debt	$1,028,375

(a)	The mortgage notes, repaid in August 2017, were recorded at a premium of $0.2 million as of December 31, 2016.

TERM CREDIT AGREEMENT
In August 2015, the Company entered into a credit agreement with CoBank, ACB, as administrative agent, and a syndicate of Farm Credit institutions and other commercial banks to provide $550 million of new credit facilities, including a nine-year $350 million term loan facility. The periodic interest rate on the term loan facility is subject to a pricing grid based on the Company’s leverage ratio, as defined in the credit agreement. As of December 31, 2017, the periodic interest rate on the term loan facility was LIBOR plus 1.625%. Monthly payments of interest only are due on this loan through maturity. Following the closing of the term loan, the Company entered into several interest rate swap transactions to fix the cost of the term loan facility over its nine-year term. The term credit agreement allows the Company to receive annual patronage payments, which are profit distributions made by a cooperative to its member-users based on the quantity or value of business done with the member-user. The Company estimates the effective interest rate on the term loan facility to be approximately 3.3% after consideration of the interest rate swaps and estimated patronage refunds. For additional information on the Company’s interest rate swaps see Note 13 — Derivative Financial Instruments and Hedging Activities.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

3.75% SENIOR NOTES ISSUED MARCH 2012
In March 2012, Rayonier Inc. issued $325 million of 3.75% Senior Notes due 2022, guaranteed by certain subsidiaries. Semi-annual payments of interest only are due on these notes through maturity. The guarantors were revised in October 2012, leaving TRS and Rayonier Operating Company LLC as the remaining guarantors. See Note 24 - Consolidating Financial Statements for further information regarding the subsidiary guarantors.
INCREMENTAL TERM LOAN AGREEMENT
In April 2016, the Company entered into an incremental term loan agreement with CoBank, ACB, as administrative agent, and a syndicate of Farm Credit institutions to provide a 10-year, $300 million incremental term loan. Proceeds from the new term loan were used to fund Rayonier’s portion of the Menasha acquisition net of the proceeds received from the Washington disposition, to repay approximately $105 million outstanding on the Company’s revolving credit facility and for general corporate purposes. The periodic interest rate on the incremental term loan agreement is subject to a pricing grid based on the Company’s leverage ratio, as defined in the credit agreement. As of December 31, 2017, the periodic interest rate on the incremental term loan was LIBOR plus 1.900%. Monthly payments of interest only are due on this loan through maturity. Following the closing of the incremental term loan, the Company entered into several interest rate swap transactions to fix the cost of the facility over its 10-year term. The Company estimates the effective interest rate on the incremental term loan facility to be approximately 2.8% after consideration of the interest rate swaps and estimated patronage payments. For additional information on the Company’s interest rate swaps see Note 13 — Derivative Financial Instruments and Hedging Activities.
$105 MILLION SECURED MORTGAGE NOTES ASSUMED
In November 2011, in connection with the acquisition of approximately 250,000 acres of timberlands, the Company assumed notes totaling $105 million, secured by mortgages on certain parcels of the timberlands acquired. The notes had fixed interest rates of 4.35% with original terms of seven years maturing in August 2017. The Company prepaid $21.0 million of principal on the mortgage notes concurrent with the acquisition and an additional $10.5 million during each of the years 2012 through 2016, the maximum amounts allowed without penalty at the respective dates. The remaining principal on the notes of $31.5 million was repaid in August 2017.
REVOLVING CREDIT FACILITY
In August 2015, the Company entered into a five-year $200 million unsecured revolving credit facility, replacing the previous $200 million revolving credit facility and $100 million farm credit facility which were scheduled to expire in April 2016 and December 2019, respectively. The periodic interest rate on the revolving credit facility is subject to a pricing grid based on the Company’s leverage ratio, as defined in the credit agreement. As of December 31, 2017, the periodic interest rate on the revolving credit facility was LIBOR plus 1.250%, with an unused commitment fee of 0.175%. Monthly payments of interest only are due on this loan through maturity. At December 31, 2017, the Company had $139.6 million of available borrowings under this facility, net of $10.4 million to secure its outstanding letters of credit.
JOINT VENTURE DEBT
In April 2013, Rayonier acquired an additional 39% interest in its New Zealand JV, bringing its total ownership to 65%, and as a result, the New Zealand JV’s debt was consolidated effective on that date. On March 3, 2016, as a result of a capital contribution, the Company’s ownership interest in the New Zealand JV increased to 77%. See Note 7 — Joint Venture Investment for further information.
SHAREHOLDER LOAN
The shareholder loan is an interest-free loan from the noncontrolling New Zealand JV partner with a remaining principal outstanding of $3 million. This loan represents part of the noncontrolling party’s investment in the New Zealand JV. The loan is unsecured and subordinated to the Working Capital Facilities of the New Zealand JV. Although Rayonier Inc. is not liable for this loan, the shareholder loan instrument contains features with characteristics of both debt and equity and is therefore required to be classified as debt and consolidated. As the loan is effectively at par, the carrying amount is deemed to be the fair value. The entire balance of the shareholder loan was classified as short-term debt at December 31, 2017 since the Company’s intent is to fully repay the loan in 2018.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

WORKING CAPITAL FACILITIES
In June 2016, the New Zealand JV entered into a 12-month NZ$20 million working capital facility and an 18-month NZ$20 million working capital facility, replacing the previous NZ$40 million facility that expired in June 2016. Both working capital facilities were renewed in 2017 for an additional 12-month term, with new expiration dates of June 30, 2018 and December 31, 2018. The NZ$40 million Working Capital Facility is available for short-term operating cash flow needs of the New Zealand JV. This facility holds a variable interest rate indexed to the 90-day New Zealand Bank Bill rate (“BKBM”). The margins are set for the term of the facility. During the year ended December 31, 2017, the New Zealand JV made borrowings and repayments of $38.4 million on its working capital facility. At December 31, 2017, there was no outstanding balance on the Working Capital Facility.
DEBT COVENANTS
In connection with the Company’s $350 million term credit agreement (the “Term Credit Agreement”), $300 million incremental term loan agreement (the “Incremental Term Loan Agreement”) and $200 million revolving credit facility (“the Revolving Credit Facility”), customary covenants must be met, the most significant of which include interest coverage and leverage ratios.
In addition to these financial covenants listed above, the Senior Notes, Term Credit Agreement, Incremental Term Loan Agreement and Revolving Credit Facility include customary covenants that limit the incurrence of debt and the disposition of assets, among others. At December 31, 2017, the Company was in compliance with all covenants.

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
An analysis of higher and better use timberlands and real estate development costs from December 31, 2016 to December 31, 2017 is shown below:

	Higher and Better Use Timberlands and Real Estate Development Investments
	Land and Timber	Development Investments	Total
Non-current portion at December 31, 2016	$59,956	$10,418	$70,374
Plus: Current portion (a)	5,096	11,963	17,059
Total Balance at December 31, 2016	65,052	22,381	87,433
Non-cash cost of land and improved development	(2,165)	(4,554)	(6,719)
Timber depletion from harvesting activities and basis of timber sold in real estate sales	(2,768)	—	(2,768)
Capitalized real estate development investments (b)	—	15,784	15,784
Capital expenditures (silviculture)	428	—	428
Intersegment transfers	5,808	(819)	4,989
Total Balance at December 31, 2017	66,355	32,792	99,147
Less: Current portion (a)	(6,702)	(11,648)	(18,350)
Non-current portion at December 31, 2017	$59,653	$21,144	$80,797

(a)	The current portion of Higher and Better Use Timberlands and Real Estate Development Investments is recorded in Inventory. See Note 18 — Inventory for additional information.

(b)	Capitalized real estate development investments includes $0.4 million of capitalized interest.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

7.	JOINT VENTURE INVESTMENT
The Company maintains a 77% controlling financial interest in Matariki Forestry Group (the “New Zealand JV”), a joint venture that owns or leases approximately 0.4 million legal acres of New Zealand timberland. Accordingly, the Company consolidates the New Zealand JV’s balance sheet and results of operations. The portions of the consolidated financial position and results of operations attributable to the New Zealand JV’s 23% noncontrolling interest are shown separately within the Consolidated Statements of Income and Comprehensive Income and Consolidated Statements of Shareholders’ Equity. Rayonier New Zealand Limited (“RNZ”), a wholly-owned subsidiary of Rayonier Inc., serves as the manager of the New Zealand JV.

8.	COMMITMENTS
The Company leases certain buildings, machinery and equipment under various operating leases. Total rental expense for operating leases for the three years ended December 31:

	2017	2016	2015
Operating Leases	$1,992	$2,049	$2,349
The Company also has long-term lease agreements on certain timberlands in the Southern U.S. and New Zealand. U.S. leases typically have initial terms of approximately 30 to 65 years, with renewal provisions in some cases. New Zealand timberland lease terms range between 30 and 99 years. Such leases are generally non-cancellable and require minimum annual rental payments. Total expenditures for long-term leases and deeds on timberlands (including Crown Forest Licenses) for the three years ended December 31:

	2017	2016	2015
Long-Term Leases and Deeds on Timberlands	$10,731	$10,710	$11,342
At December 31, 2017, the future minimum payments under non-cancellable operating leases, timberland leases and other commitments were as follows:

	Operating Leases	Timberland Leases (a)	Commitments (b)	Total
2018	$1,135	$9,698	$11,792	$22,625
2019	914	9,303	6,522	16,739
2020	733	9,040	6,277	16,050
2021	639	8,866	4,017	13,522
2022	608	8,817	3,562	12,987
Thereafter (c)	635	155,232	6,245	162,112
	$4,664	$200,956	$38,415	$244,035

(a)	The majority of timberland leases are subject to increases or decreases based on either the Consumer Price Index, Producer Price Index or market rates.

(b)
Commitments include $2.9 million of pension contribution requirements in 2018 based on actuarially determined estimates and IRS minimum funding requirements, payments expected to be made on derivative financial instruments (foreign exchange contracts and interest rate swaps), construction of the Wildlight development project and other purchase obligations. For additional information on the pension contribution see Note 15 — Employee Benefit Plans.

(c)
Includes 20 years of future minimum payments for perpetual Crown Forest Licenses (“CFL”). A CFL consists of a license to use public or government owned land to operate a commercial forest. The CFL's extend indefinitely and may only be terminated upon a 35-year termination notice from the government. If no termination notice is given, the CFLs renew automatically each year for a one-year term. As of December 31, 2017, the New Zealand JV has three CFL’s under termination notice that are currently being relinquished as harvest activities are concluding, as well as two fixed term CFL’s expiring in 2062. The annual license fee is determined based on current market rental value, with triennial rent reviews.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

9.	INCOME TAXES
The operations conducted by the Company’s REIT entities are generally not subject to U.S. federal and state income taxation. The New Zealand JV is subject to corporate level tax in New Zealand. Non-REIT qualifying operations are conducted by the Company’s taxable REIT subsidiaries (“TRS”). During 2017, 2016 and 2015, the primary businesses performed in the TRS included log trading and certain real estate activities, such as the sale and entitlement of development HBU properties.
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
PROVISION FOR INCOME TAXES FROM CONTINUING OPERATIONS
The (provision for)/benefit from income taxes consisted of the following:

	2017	2016	2015
Current
U.S. federal	$261	—	($624)
State	(38)	(254)	226
Foreign	(245)	(241)	(308)
	(22)	(495)	(706)
Deferred
U.S. federal	13,028	5,403	3,702
State	—	(280)	107
Foreign	(21,659)	(6,079)	2,360
	(8,631)	(956)	6,169
Changes in valuation allowance	(13,028)	(3,613)	(4,604)
Total	($21,681)	($5,064)	$859

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

A reconciliation of the U.S. federal statutory income tax rate to the actual income tax rate was as follows:

	2017		2016		2015
U.S. federal statutory income tax rate	($64,141)	(35.0)%	($77,992)	(35.0)%	($15,079)	(35.0)%
U.S. and foreign REIT income	63,813	34.8	82,037	36.8	17,191	39.9
Matariki Group and Rayonier New Zealand Ltd	(19,182)	(10.5)	(4,799)	(2.2)	3,457	8.0
Transition tax	(3,506)	(1.9)	—	—	—	—
Change in valuation allowance	(13,028)	(7.1)	(3,613)	(1.6)	(3,607)	(8.4)
ASU No. 2016-16 adoption impact	16,631	9.1	—	—	—	—
Deemed repatriation of unremitted foreign earnings	7,368	4.0	—	—	—	—
Reduction of deferred tax asset for statutory rate change	(10,499)	(5.7)	—	—	—	—
CBPC valuation allowance	—	—	—	—	(997)	(2.3)
Other	863	0.5	(697)	(0.3)	(106)	(0.2)
Income tax (expense) benefit as reported for net income	($21,681)	(11.8)%	($5,064)	(2.3)%	$859	2.0%
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
DEFERRED TAXES
Deferred income taxes result from recording revenues and expenses in different periods for financial reporting versus tax reporting. The nature of the temporary differences and the resulting net deferred tax asset/liability for the two years ended December 31, were as follows:

	2017	2016
Gross deferred tax assets:
Pension, postretirement and other employee benefits	$1,017	$1,648
New Zealand JV	40,224	60,452
CBPC Tax Credit Carry Forwards	14,641	14,641
Capitalized real estate costs	7,058	11,489
U.S. TRS Net Operating Loss	1,872	4,730
Land basis difference	11,090	—
Other	5,079	9,165
Total gross deferred tax assets	80,981	102,125
Less: Valuation allowance	(34,889)	(21,861)
Total deferred tax assets after valuation allowance	$46,092	$80,264
Gross deferred tax liabilities:
Accelerated depreciation	(35)	(1,322)
Repatriation of foreign earnings	—	(7,368)
New Zealand JV	(72,527)	(70,315)
Timber installment sale	(4,706)	(7,601)
Other	(1,270)	(3,833)
Total gross deferred tax liabilities	(78,538)	(90,439)
Net deferred tax liability reported as noncurrent	($32,446)	($10,175)

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Included below are the following foreign net operating loss (“NOL”) and tax credit carryforwards as of December 31, 2017:

	Gross Amount	Valuation Allowance	Expiration
2017
New Zealand JV NOL Carryforwards	$137,949	—	None
U.S. Net Deferred Tax Asset	20,248	(20,248)	None
Cellulosic Biofuel Producer Credit	14,641	(14,641)	2019
Total Valuation Allowance		($34,889)
2016
New Zealand JV NOL Carryforwards	$215,898	—	None
U.S. Net Deferred Tax Asset	7,220	(7,220)	None
Cellulosic Biofuel Producer Credit	14,641	(14,641)	2019
Total Valuation Allowance		($21,861)

PREPAID TAXES
In the first quarter of 2017, the Company early adopted ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. ASU No. 2016-16 requires income tax consequences of intra-entity transfers of assets other than inventory be recognized in the period in which they occur. See Note 2 - Summary of Significant Accounting Policies.    As a result, a cumulative-effect adjustment to retained earnings was recorded for the long-term prepaid federal income tax of $14.4 million related to recognized built-in gains on 2006, 2008 and 2010 intercompany sales of timberlands between the REIT and TRS. Taxes for the transaction were paid at the time of sale, but the gain and income tax expense were deferred. See the Consolidated Statement of Shareholders’ Equity for the cumulative-effect adjustment to retained earnings due to the adoption of this standard.
UNRECOGNIZED TAX BENEFITS
The Company recognizes the impact of a tax position if a position is “more-likely-than-not” to prevail. A reconciliation of the beginning and ending unrecognized tax benefits for the three years ended December 31 is as follows:

	2017	2016	2015
Balance at January 1,	$135	$135	—
Decreases related to prior year tax positions	(135)	—	—
Increases related to prior year tax positions	—	—	135
Balance at December 31,	—	$135	$135
The unrecognized tax benefit of $135 thousand as of December 31, 2016 and December 31, 2015 related to a prior year deduction, in conjunction with the spin-off of the Performance Fibers business. The unrecognized tax benefit was reduced to zero in 2017 due to the lapse of the applicable statute of limitations.
There is no amount of unrecognized tax benefits that, if recognized, would have affected the effective tax rate at December 31, 2017, 2016 and 2015.
The Company records interest (and penalties, if applicable) related to unrecognized tax benefits in non-operating expenses. The Company recorded no benefit to interest expense in 2017, 2016 and 2015, respectively. The Company had no recorded liabilities for the payment of interest at December 31, 2017 and 2016.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

TAX STATUTES
The following table provides detail of the tax years that remain open to examination by the IRS and other significant taxing jurisdictions:

Taxing Jurisdiction	Open Tax Years
U.S. Internal Revenue Service	2014 - 2016
New Zealand Inland Revenue	2012 - 2016
U.S. TAX REFORM
The Tax Cuts and Jobs Act (the “Act”) was signed into law on December 22, 2017 making significant changes to the Internal Revenue Code. Changes include a permanent reduction in the U.S. statutory corporate income tax rate from 35% to 21% beginning in 2018 and a one-time transition tax on the deemed repatriation of deferred foreign earnings as of December 31, 2017.
The SEC issued Staff Accounting Bulletin 118 (“SAB 118”), which provides additional clarification regarding the application of ASC Topic 740 when registrants do not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Act for the reporting period in which the Act was enacted. SAB 118 provides a measurement period beginning in the reporting period that includes the Act’s enactment date and ending when the registrant has obtained, prepared, and analyzed the information needed in order to complete the accounting requirements, but in no circumstances should the measurement period extend beyond one year from the enactment date.
The Company has not completed its assessment of the accounting implications of the Act. However, the Company has reasonably calculated an estimate of the impact of the Act in the year end income tax provision and recorded $0.1 million of additional income tax expense as of December 31, 2017. This amount was offset by the Alternative Minimum Tax credit benefit, resulting in a zero net effect to income tax expense. This provisional amount is related to the one-time transition tax on the deemed repatriation of deferred foreign earnings as of December 31, 2017. The remeasurement of certain deferred tax assets and liabilities resulting from the permanent reduction in the U.S. statutory corporate tax rate resulted in a provisional amount of zero as the change in rate was offset by the change in the valuation allowance.
As the Company completes its analysis of the Act, it may make adjustments to the provisional amounts. Any subsequent adjustments to these amounts will be recorded to current tax expense in 2018 when the analysis is complete.

10.	CONTINGENCIES

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
The Company provides financial guarantees as required by creditors, insurance programs, and various governmental agencies. As of December 31, 2017, the following financial guarantees were outstanding:

Financial Commitments	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit (a)	$10,353	—
Guarantees (b)	2,254	43
Surety bonds (c)	1,284	—
Total financial commitments	$13,891	$43

(a)
Approximately $9.2 million of the standby letters of credit serve as credit support for infrastructure at the Company’s Wildlight development project. The remaining letters of credit support various insurance related agreements, primarily workers’ compensation. These letters of credit will expire at various dates during 2018 and will be renewed as required.

(b)
In conjunction with a timberland sale and note monetization in 2004, the Company issued a make-whole agreement pursuant to which it guaranteed $2.3 million of obligations of a special-purpose entity that was established to complete the monetization. At December 31, 2017, the Company has recorded a de minimis liability to reflect the fair market value of its obligation to perform under the make-whole agreement.

(c)
Rayonier issues surety bonds primarily to secure performance obligations related to various operational activities and to provide collateral for outstanding claims under the Company’s previous workers’ compensation self-insurance programs in Washington and Florida. Rayonier has also obtained performance bonds to secure the development activity at the Company’s Wildlight development project. These surety bonds expire at various dates during 2018 and are expected to be renewed as required.

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
The following table provides details of the calculation of basic and diluted EPS for the three years ended December 31:

	2017	2016	2015
Net Income	$161,579	$217,770	$43,941
Less: Net income (loss) attributable to noncontrolling interest	12,737	5,798	(2,224)
Net income attributable to Rayonier Inc.	$148,842	$211,972	$46,165

Shares used for determining basic earnings per common share	127,367,608	122,585,200	125,385,085
Dilutive effect of:
Stock options	91,956	92,473	116,792
Performance and restricted shares	350,385	134,650	39,863
Assumed conversion of Senior Exchangeable Notes (a)	—	—	358,449
Assumed conversion of warrants (a)	—	—	—
Shares used for determining diluted earnings per common share	127,809,949	122,812,323	125,900,189

Basic earnings per common share attributable to Rayonier Inc.:	$1.17	$1.73	$0.37
Diluted earnings per common share attributable to Rayonier Inc.:	$1.16	$1.73	$0.37

	2017	2016	2015
Anti-dilutive shares excluded from computations of diluted earnings per share:
Stock options, performance and restricted shares	596,061	829,469	897,800
Assumed conversion of exchangeable note hedges (a)	—	—	358,449
Total	596,061	829,469	1,256,249

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
FOREIGN CURRENCY EXCHANGE AND OPTION CONTRACTS
The functional currency of Rayonier’s wholly-owned subsidiary, Rayonier New Zealand Limited, and the New Zealand JV is the New Zealand dollar. The New Zealand JV is exposed to foreign currency risk on export sales and ocean freight payments which are mainly denominated in U.S. dollars. The New Zealand JV typically hedges 35% to 90% of its estimated foreign currency exposure with respect to the following three months forecasted sales and purchases, 25% to 75% of its forecasted sales and purchases for the forward three to 12 months and up to 50% of the forward 12 to 18 months. Foreign currency exposure from the New Zealand JV’s trading operations is typically hedged based on the following three months forecasted sales and purchases. As of December 31, 2017, foreign currency exchange contracts and foreign currency option contracts had maturity dates through May 2019 and March 2019, respectively.
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
Through our ownership in the New Zealand JV, the Company is exposed to foreign currency risk on shareholder loan payments which are denominated in N.Z. dollars. On behalf of the Company, the New Zealand JV typically hedges 60% to 100% of its estimated foreign currency exposure with respect to the following three months forecasted distributions, up to 75% of forecasted distributions for the forward three to six months and up to 50% of the forward six to 12 months. For the year ended December 31, 2017, the change in fair value of the foreign exchange forward contracts of $0.1 million was recorded in “Interest income and miscellaneous income (expense), net” as the contracts did not qualify for hedge accounting treatment. As of December 31, 2017, foreign exchange forward contracts had maturity dates through June 2018.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

INTEREST RATE SWAPS
The Company is exposed to cash flow interest rate risk on its variable-rate Term Credit Agreement and Incremental Term Loan (as discussed below), and uses variable-to-fixed interest rate swaps to hedge this exposure. For these derivative instruments, the Company reports the gains/losses from the fluctuations in the fair market value of the hedges in AOCI and reclassifies them to earnings as interest expense in the same period in which the hedged interest payments affect earnings. For additional information on the Company’s interest rate swaps see Note 5 — Debt.
The following table contains information on the outstanding interest rate swaps as of December 31, 2017:

Outstanding Interest Rate Swaps (a)
Date Entered Into	Term	Notional Amount	Related Debt Facility	Fixed Rate of Swap	Bank Margin on Debt	Total Effective Interest Rate (b)
August 2015	9 years	$170,000	Term Credit Agreement	2.20%	1.63%	3.83%
August 2015	9 years	180,000	Term Credit Agreement	2.35%	1.63%	3.98%
April 2016	10 years	100,000	Incremental Term Loan	1.60%	1.90%	3.50%
April 2016	10 years	100,000	Incremental Term Loan	1.60%	1.90%	3.50%
July 2016	10 years	100,000	Incremental Term Loan	1.26%	1.90%	3.16%

(a)	All interest rate swaps have been designated as interest rate cash flow hedges and qualify for hedge accounting.

(b)	Rate is before estimated patronage payments.
The following table demonstrates the impact of the Company’s derivatives on the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2017, 2016 and 2015.

	Location on Statement of Income and Comprehensive Income	2017	2016	2015
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive income (loss)	$2,100	$867	($205)
Foreign currency option contracts	Other comprehensive income (loss)	(52)	1,035	370
Interest rate swaps	Other comprehensive income (loss)	4,214	21,422	(10,197)

Derivatives designated as a net investment hedge:
Foreign currency exchange contract	Other comprehensive income (loss)	—	—	2,875
Foreign currency option contracts	Other comprehensive income (loss)	—	(4,606)	4,606

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Other operating (income) expense, net	—	895	—
	Interest income and miscellaneous income (expense), net	47	—	—
Foreign currency option contracts	Other operating (income) expense, net	—	258	1,394
Interest rate swaps	Interest income and miscellaneous income (expense), net	—	(1,219)	(4,391)
During the next 12 months, the amount of the December 31, 2017 AOCI balance, net of tax, expected to be reclassified into earnings as a result of the maturation of the Company’s derivative instruments is a gain of approximately $1.8 million.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The following table contains the notional amounts of the derivative financial instruments recorded in the Consolidated Balance Sheets at December 31, 2017 and 2016:

	Notional Amount
	2017	2016
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	$107,400	$44,800
Foreign currency option contracts	48,000	91,000
Interest rate swaps	650,000	650,000

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	18,439	—
The following table contains the fair values of the derivative financial instruments recorded in the Consolidated Balance Sheets at December 31, 2017 and 2016. Changes in balances of derivative financial instruments are recorded as operating activities in the Consolidated Statements of Cash Flows.

		Fair Value Assets (Liabilities) (a)
	Location on Balance Sheet	2017	2016
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other current assets	$2,286	$692
	Other assets	538	33
	Other current liabilities	(37)	(261)
Foreign currency option contracts	Other current assets	389	1,064
	Other assets	137	327
	Other current liabilities	(119)	(574)
	Other non-current liabilities	(55)	(426)
Interest rate swaps	Other assets	17,473	17,204
	Other non-current liabilities	(2,033)	(5,979)

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Other current assets	209	—
	Other current liabilities	(189)	—

Total derivative contracts:
Other current assets		$2,884	$1,756
Other assets		18,148	17,564
Total derivative assets		$21,032	$19,320

Other current liabilities		(345)	(835)
Other non-current liabilities		(2,088)	(6,405)
Total derivative liabilities		($2,433)	($7,240)

(a)	See Note 14 — Fair Value Measurements for further information on the fair value of our derivatives including their classification within the fair value hierarchy.

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
The following table presents the carrying amount and estimated fair values of financial instruments held by the Company at December 31, 2017 and 2016, using market information and what the Company believes to be appropriate valuation methodologies under generally accepted accounting principles:

	December 31, 2017			December 31, 2016
Asset (liability) (a)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$112,653	$112,653	—	$85,909	$85,909	—
Restricted cash (b)	59,703	59,703	—	71,708	71,708	—
Current maturities of long-term debt	(3,375)	—	(3,375)	(31,676)	—	(31,984)
Long-term debt (c)	(1,022,004)	—	(1,030,135)	(1,030,205)	—	(1,030,708)
Interest rate swaps (d)	15,440	—	15,440	11,225	—	11,225
Foreign currency exchange contracts (d)	2,807	—	2,807	464	—	464
Foreign currency option contracts (d)	352	—	352	391	—	391

(a)	The Company did not have Level 3 assets or liabilities at December 31, 2017 and 2016.

(b)
Restricted cash represents the proceeds from like-kind exchange sales deposited with a third-party intermediary and cash held in escrow for a real estate sale. See Note 19 - Restricted Cash for additional information.

(c)	The carrying amount of long-term debt is presented net of capitalized debt costs on non-revolving debt. See Note 5 — Debt for additional information.

(d)	See Note 13 — Derivative Financial Instruments and Hedging Activities for information regarding the Balance Sheet classification of the Company’s derivative financial instruments.
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
The Company has one qualified non-contributory defined benefit pension plan covering a portion of its employees and an unfunded plan that provides benefits in excess of amounts allowable under current tax law in the qualified plans. The Company closed enrollment in its pension plans to salaried employees hired after December 31, 2005. Effective December 31, 2016, the Company froze benefits for all employees participating in the pension plan. In lieu of the pension plan, the Company provides those employees with an enhanced 401(k) plan match similar to what is currently provided to employees hired after December 31, 2005. Employee benefit plan liabilities are calculated using actuarial estimates and management assumptions. These estimates are based on historical information, along with certain assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause the estimates to change.
The following tables set forth the change in the projected benefit obligation and plan assets and reconcile the funded status and the amounts recognized in the Consolidated Balance Sheets for the pension and postretirement benefit plans for the two years ended December 31:

	Pension		Postretirement
	2017	2016	2017	2016
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$81,752	$84,005	$1,285	$1,159
Service cost	—	1,307	6	4
Interest cost	3,259	3,474	53	42
Curtailment gain	—	(5,447)	—	—
Actuarial loss	6,123	1,296	89	99
Benefits paid	(3,148)	(2,883)	(13)	(19)
Projected benefit obligation at end of year	$87,986	$81,752	$1,420	$1,285

Change in Plan Assets
Fair value of plan assets at beginning of year	$51,114	$50,970	—	—
Actual return on plan assets	9,909	3,557	—	—
Employer contributions	90	29	13	19
Benefits paid	(3,148)	(2,883)	(13)	(19)
Other expense	(588)	(559)	—	—
Fair value of plan assets at end of year	$57,377	$51,114	—	—

Funded Status at End of Year:
Net accrued benefit cost	($30,609)	($30,638)	($1,420)	($1,285)

Amounts Recognized in the Consolidated
Balance Sheets Consist of:
Current liabilities	($92)	($36)	($32)	($30)
Noncurrent liabilities	(30,517)	(30,602)	(1,388)	(1,255)
Net amount recognized	($30,609)	($30,638)	($1,420)	($1,285)
Net gains or losses recognized in other comprehensive income for the three years ended December 31 are as follows:

	Pension			Postretirement
	2017	2016	2015	2017	2016	2015
Net (losses) gains	($583)	$3,119	($477)	($89)	($99)	$123

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Net gains or losses and prior service costs or credits reclassified from other comprehensive income and recognized as a component of pension and postretirement expense for the three years ended December 31 are as follows:

	Pension			Postretirement
	2017	2016	2015	2017	2016	2015
Amortization of losses (gains)	$466	$2,526	$3,733	($1)	($13)	$12
Amortization of prior service cost	—	—	13	—	—	—
Net losses that have not yet been included in pension and postretirement expense for the two years ended December 31, which have been recognized as a component of AOCI are as follows:

	Pension		Postretirement
	2017	2016	2017	2016
Net (losses) gains	($22,183)	($22,065)	($157)	($67)
Deferred income tax benefit	1,927	1,927	6	6
AOCI	($20,256)	($20,138)	($151)	($61)
For pension and postretirement plans with accumulated benefit obligations in excess of plan assets, the following table sets forth the projected and accumulated benefit obligations and the fair value of plan assets for the two years ended December 31:

	2017	2016
Projected benefit obligation	$87,986	$81,752
Accumulated benefit obligation	87,986	81,752
Fair value of plan assets	57,377	51,114
The following tables set forth the components of net pension and postretirement benefit (credit) cost that have been recognized during the three years ended December 31:

	Pension			Postretirement
	2017	2016	2015	2017	2016	2015
Components of Net Periodic Benefit (Credit) Cost
Service cost	—	$1,307	$1,484	$6	$4	$11
Interest cost	3,259	3,474	3,319	53	42	52
Expected return on plan assets	(3,781)	(4,030)	(4,027)	—	—	—
Amortization of prior service cost	—	—	13	—	—	—
Amortization of losses (gains)	466	2,526	3,733	(1)	(13)	12
Net periodic benefit (credit) cost (a)	($56)	$3,277	$4,522	$58	$33	$75

The estimated pre-tax amounts that will be amortized from AOCI into net periodic benefit cost in 2018 are as follows:

	Pension	Postretirement
Amortization of loss	$635	$2

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The following table sets forth the principal assumptions inherent in the determination of benefit obligations and net periodic benefit cost of the pension and postretirement benefit plans as of December 31:

	Pension			Postretirement
	2017	2016	2015	2017	2016	2015
Assumptions used to determine benefit obligations at December 31:
Discount rate	3.48%	4.01%	4.20%	3.56%	4.12%	4.34%
Rate of compensation increase	—	4.16%	4.50%	4.50%	4.50%	4.50%
Assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	4.01%	4.20%	3.80%	4.12%	4.34%	3.96%
Expected long-term return on plan assets	7.17%	7.70%	7.70%	—	—	—
Rate of compensation increase	—	4.16%	4.50%	4.50%	4.50%	4.50%
At December 31, 2017, the pension plan’s discount rate was 3.5%, which closely approximates interest rates on high quality, long-term obligations. In 2017, the expected return on plan assets was reduced to 7.2% based on historical and expected long-term rates of return on broad equity and bond indices and consideration of the actual annualized rate of return. The Company utilizes this information in developing assumptions for returns, and risks and correlation of asset classes, which are then used to establish the asset allocation ranges.
INVESTMENT OF PLAN ASSETS
The Company’s pension plans’ asset allocation (excluding short-term investments) at December 31, 2017 and 2016, and target allocation ranges by asset category are as follows:

	Percentage of Plan Assets		Target Allocation Range
Asset Category	2017	2016
Domestic equity securities	41%	41%	35-45%
International equity securities	26%	25%	20-30%
Domestic fixed income securities	26%	26%	25-29%
International fixed income securities	4%	5%	3-7%
Real estate fund	3%	3%	2-4%
Total	100%	100%
The Company’s Pension and Savings Plan Committee and the Audit Committee of the Board of Directors oversee the pension plans’ investment program which is designed to maximize returns and provide sufficient liquidity to meet plan obligations while maintaining acceptable risk levels. The investment approach emphasizes diversification by allocating the plans’ assets among asset categories and selecting investment managers whose various investment methodologies will be minimally correlative with each other. Investments within the equity categories may include large capitalization, small capitalization and emerging market securities, while the international fixed income portfolio may include emerging markets debt. Pension assets did not include a direct investment in Rayonier common stock at December 31, 2017 or 2016.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

FAIR VALUE MEASUREMENTS
The following table sets forth by level, within the fair value hierarchy (see Note 2 — Summary of Significant Accounting Policies for definition), the assets of the plans as of December 31, 2017 and 2016.

	Fair Value at December 31, 2017				Fair Value at December 31, 2016
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Investments at Fair Value:
Mutual Funds	$8,986	—	—	$8,986	$13,962	—	—	$13,962
Investments at Net Asset Value:
Common Collective Trusts				48,391				37,152
Total Investments at Fair Value				$57,377				$51,114
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
The Company did not have Level 2 or Level 3 assets at December 31, 2017 and 2016.
CASH FLOWS
Expected benefit payments for the next 10 years are as follows:

	Pension Benefits	Postretirement Benefits
2018	$3,315	$32
2019	3,478	35
2020	3,670	37
2021	3,770	40
2022	4,028	43
2023 - 2027	21,803	260
The Company has approximately $2.9 million of pension contribution requirements in 2018.
DEFINED CONTRIBUTION PLANS
The Company provides defined contribution plans to all of its hourly and salaried employees. Company match contributions charged to expense for these plans were $0.8 million, $0.7 million and $0.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. Rayonier Hourly and Salaried Defined Contribution Plans include Rayonier common stock with a fair market value of $12.3 million and $12.8 million at December 31, 2017 and 2016, respectively. As of June 1, 2016, the Rayonier Inc. Common Stock Fund was closed to new contributions. Transfers out of the fund will continue to be permitted, but no new investments or transfers into the fund are allowed.
As discussed above, the defined benefit pension plan is currently frozen. In lieu of the pension plan, employees are eligible to receive an enhanced match contribution. Company enhanced match contributions charged to expense for the years ended December 31, 2017, 2016 and 2015 were $0.8 million, $0.5 million and $0.4 million, respectively.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

16.	INCENTIVE STOCK PLANS
The Rayonier Incentive Stock Plan (“the Stock Plan”) provides up to 15.8 million shares to be granted for incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and restricted stock units, subject to certain limitations. At December 31, 2017, a total of 5.1 million shares were available for future grants under the Stock Plan. Under the Stock Plan, shares available for issuance are reduced by 1 share for each option or right granted and by 2.27 shares for each performance share, restricted share or restricted stock unit granted. The Company issues new shares of stock upon the exercise of stock options, the granting of restricted stock, and the vesting of performance shares.
A summary of the Company’s stock-based compensation cost is presented below:

	2017	2016	2015
Selling and general expenses	$4,784	$4,607	$3,752
Cost of sales	556	487	635
Timber and Timberlands, net (a)	56	42	97
Total stock-based compensation	$5,396	$5,136	$4,484

Tax benefit recognized related to stock-based compensation expense (b)	$249	$483	$302

(a)	Represents amounts capitalized as part of the overhead allocation of timber-related costs.

(b)	A valuation allowance is recorded against the tax benefit recognized as the Company does not expect to be able to realize the benefit in the future.
FAIR VALUE CALCULATIONS BY AWARD
RESTRICTED STOCK
Restricted stock granted to employees under the Stock Plan generally vests in fourths on the first, second, third and fourth anniversary of the grant date. Restricted stock granted to senior management generally vests in thirds on the third, fourth, and fifth anniversary of the grant date. Periodically, other one-time restricted stock grants are issued to employees for special purposes, such as new hire, promotion or retention, and can vest ratably over, or upon completion of, a defined period of time. Generally, holders of restricted stock receive dividend equivalent payments on outstanding restricted shares. Restricted stock granted to members of the board of directors generally vests immediately upon issuance and is subject to certain holding requirements. The fair value of each share granted is equal to the share price of the Company’s stock on the date of grant. Rayonier has elected to value each grant in total and recognize the expense on a straight-line basis from the grant date of the award to the latest vesting date.
As of December 31, 2017, there was $4.3 million of unrecognized compensation cost solely attributable to Rayonier restricted stock held by Rayonier employees. The Company expects to recognize this cost over a weighted average period of 3.0 years.
A summary of the Company’s restricted shares is presented below:

	2017	2016	2015
Restricted shares granted	97,643	106,326	96,088
Weighted average price of restricted shares granted	$28.18	$25.08	$26.28
Intrinsic value of restricted stock outstanding (a)	8,906	6,177	4,434
Grant date fair value of restricted stock vested	1,198	2,248	2,632
Cash used to purchase common shares from current and former employees to pay minimum withholding tax requirements on restricted shares vested	$176	$178	$122

(a)	Intrinsic value of restricted stock outstanding is based on the market price of the Company’s stock at December 31, 2017.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	2017
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested Restricted Shares at January 1,	232,231	$29.47
Granted	97,643	28.18
Vested	(42,808)	27.98
Cancelled	(5,497)	26.22
Non-vested Restricted Shares at December 31,	281,569	$29.32
PERFORMANCE SHARES UNITS
The Company’s performance share units generally vest upon completion of a three-year period. The number of shares, if any, that are ultimately awarded is contingent upon Rayonier’s total shareholder return versus selected peer group companies. The performance share payout is based on a market condition and as such, the awards are valued using a Monte Carlo simulation model. The model generates the fair value of the award at the grant date, which is then recognized as expense on a straight-line basis over the vesting period.
The Stock Plan allows for the cash settlement of the minimum required withholding tax on performance share unit awards. As of December 31, 2017, there was $4.3 million of unrecognized compensation cost related to the Company’s performance share unit awards, which is solely attributable to awards granted in 2015, 2016 and 2017 to Rayonier employees. This cost is expected to be recognized over a weighted average period of 1.8 years.
A summary of the Company’s performance share units is presented below:

	2017	2016	2015
Common shares of Company stock reserved for performance shares granted during year	226,448	250,584	219,844
Weighted average fair value of performance share units granted	$32.17	$28.79	$29.62
Intrinsic value of outstanding performance share units (a)	10,414	7,482	3,822
Fair value of performance shares vested	—	—	—
Cash used to purchase common shares from current and former employees to pay minimum withholding tax requirements on performance shares vested	—	—	—

(a)	Intrinsic value of outstanding performance share units is based on the market price of the Company's stock at December 31, 2017.

	2017
	Number of Units	Weighted Average Grant Date Fair Value
Outstanding Performance Share units at January 1,	281,288	$31.35
Granted	113,224	32.17
Other Cancellations/Adjustments	(65,273)	38.56
Outstanding Performance Share units at December 31,	329,239	$30.21
Expected volatility was estimated using daily returns on the Company’s common stock for the three-year period ending on the grant date. The risk-free rate was based on the 3-year U.S. treasury rate on the date of the award. The dividend yield was not used to calculate fair value as awards granted receive dividend equivalents. The following table provides an overview of the assumptions used in calculating the fair value of the awards granted for the three years ended December 31, 2017:

	2017	2016	2015
Expected volatility	23.3%	25.4%	21.9%
Risk-free rate	1.5%	0.9%	0.9%

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
A summary of the status of the Company’s stock options as of and for the year ended December 31, 2017 is presented below. The information reflects options in Rayonier common shares, including those awards held by Rayonier Advanced Materials employees.

	2017
	Number of Shares	Weighted Average Exercise Price (per common share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1,	1,079,800	$28.16
Granted	—	—
Exercised	(229,006)	20.75
Cancelled or expired	(9,728)	33.00
Options outstanding at December 31,	841,066	30.13	4.2	$2,589
Options exercisable at December 31,	841,066	$30.13	4.2	$2,589
A summary of additional information pertaining to the Company’s stock options is presented below:

	2017	2016	2015
Intrinsic value of options exercised (a)	$1,993	$539	$773
Fair value of options vested	6,138	1,317	1,938
Cash received from exercise of options	4,751	1,576	2,117

(a)	Intrinsic value of options exercised is the amount by which the fair value of the stock on the exercise date exceeded the exercise price of the option.
As of December 31, 2017, compensation cost related to Rayonier and Rayonier Advanced Materials stock options held by the Company’s employees was fully recognized.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

17.	OTHER OPERATING INCOME (EXPENSE), NET
The following table provides the composition of Other operating income (expense), net for the three years ended December 31:

	2017	2016	2015
Foreign currency (loss) income	($394)	$283	($89)
(Loss) gain on sale or disposal of property plant & equipment	(68)	85	7
Gain (loss) on foreign currency exchange and option contracts	3,438	(645)	(5,338)
Deferred payments related to prior land sales	—	8,658	—
Costs related to business combination	—	(1,316)	—
Gain on foreign currency derivatives (a)	—	1,153	—
New Zealand JV log trading marketing fees	1,222	951	976
Miscellaneous income (expense), net	195	(83)	896
Total	$4,393	$9,086	($3,548)

(a)	The Company used foreign exchange derivatives to mitigate the risk of fluctuations in foreign exchange rates while awaiting the capital contribution to the New Zealand JV.

18.	INVENTORY
As of December 31, 2017 and 2016, Rayonier’s inventory was solely comprised of finished goods, as follows:

	2017	2016
Finished goods inventory
Real estate inventory (a)	$18,350	$17,059
Log inventory	5,791	4,320
Total inventory	$24,141	$21,379

(a)
Represents cost of HBU real estate (including capitalized development investments) expected to be sold within 12 months. See Note 6 — Higher and Better Use Timberlands and Real Estate Development Investments for additional information.

19.	RESTRICTED CASH
In order to qualify for like-kind (“LKE”) treatment, the proceeds from real estate sales must be deposited with a third-party intermediary. These proceeds are accounted for as restricted cash until a suitable replacement property is acquired. In the event that the LKE purchases are not completed, the proceeds are returned to the Company after 180 days and reclassified as available cash. As of December 31, 2017 and 2016, the Company had $59.7 million and $71.7 million, respectively, of proceeds from real estate sales classified as restricted cash which were deposited with an LKE intermediary as well as cash held in escrow for a real estate sale.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

20.	OTHER ASSETS
Included in Other Assets are non-current prepaid and deferred income taxes, derivatives, goodwill in the New Zealand JV, long-term prepaid roads, and other deferred expenses including debt issuance costs related to revolving debt and capitalized software costs.
See Note 9 — Income Taxes for further information on the non-current prepaid and deferred income taxes.
See Note 13 — Derivative Financial Instruments and Hedging Activities for further information on derivatives including their classification on the Consolidated Balance Sheets.
As of December 31, 2017, New Zealand JV goodwill was $8.8 million and was included in the assets of the New Zealand Timber segment. Based on a Step 1 impairment analysis performed as of October 1, 2017, there is no indication of impairment of goodwill as of December 31, 2017. Except for changes in the New Zealand foreign exchange rate, there have been no adjustments to the carrying value of goodwill since the initial recognition. See Note 2 — Summary of Significant Accounting Policies for additional information on goodwill.
Changes in goodwill for the years ended December 31, 2017 and 2016 were:

	2017	2016
Balance, January 1 (net of $0 of accumulated impairment)	$8,679	$8,478
Changes to carrying amount
Acquisitions	—	—
Impairment	—	—
Foreign currency adjustment	97	201
Balance, December 31 (net of $0 of accumulated impairment)	$8,776	$8,679
Costs for roads in the Pacific Northwest and New Zealand built to access particular tracts to be harvested in the upcoming 24 months to 60 months are recorded as prepaid logging and secondary roads. At December 31, 2017 and 2016, long-term prepaid roads in the Pacific Northwest were $3.7 million and $3.2 million, respectively. At December 31, 2017 and 2016, long-term secondary roads in New Zealand were $2.7 million and $2.2 million, respectively.
Debt issuance costs related to revolving debt are capitalized and amortized to interest expense over the term of the revolving debt using a method that approximates the effective interest method. At December 31, 2017 and 2016, capitalized debt issuance costs on revolving debt were $0.3 million and $0.5 million, respectively.
Software costs are capitalized and amortized over a period not exceeding five years using the straight-line method. At December 31, 2017 and 2016, capitalized software costs were $4.1 million and $4.1 million, respectively.

21.    ASSETS HELD FOR SALE
Assets held for sale is composed of properties expected to be sold within the next 12 months that also meet the other relevant held-for-sale criteria in accordance with ASC 360-10-45-9. As of December 31, 2017, there were no properties identified that met this classification. As of December 31, 2016, the basis in properties meeting this classification was $23.2 million. Since the basis in these properties was less than the fair value, including costs to sell, no impairment was recognized.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

22.	ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
The following table summarizes the changes in AOCI by component for the years ended December 31, 2017 and 2016. All amounts are presented net of tax effect and exclude portions attributable to noncontrolling interest.

	Foreign currency translation gains/(losses)	Net investment hedges of New Zealand JV	Cash flow hedges		Employee benefit plans		Total
Balance as of December 31, 2015	($2,450)	$6,271	($11,592)		($25,732)		($33,503)
Other comprehensive income before reclassifications	7,387	—	22,024		3,020	(b)	32,431
Amounts reclassified from accumulated other comprehensive income	—	(4,606)	583		2,513	(c)	(1,510)
Net other comprehensive income/(loss)	7,387	(4,606)	22,607		5,533		30,921
Recapitalization of New Zealand JV	3,622	—	(184)		—		3,438
Balance as of December 31, 2016	$8,559	$1,665	$10,831		($20,199)		$856
Other comprehensive income/(loss) before reclassifications	7,416	—	7,321	(a)	(673)		14,064
Amounts reclassified from accumulated other comprehensive income	—	—	(1,968)		465	(c)	(1,503)
Net other comprehensive income/(loss)	7,416	—	5,353		(208)		12,561
Balance as of December 31, 2017	$15,975	$1,665	$16,184		($20,407)		$13,417

(a)	Includes $4.2 million of other comprehensive gain related to interest rate swaps. See Note 13 — Derivative Financial Instruments and Hedging Activities for additional information.

(b)
This accumulated other comprehensive income component is comprised of $2.4 million from the annual computation of pension liabilities and a $5.4 million curtailment gain. See Note 15 — Employee Benefit Plans for additional information.

(c)	This component of other comprehensive income is included in the computation of net periodic pension cost. See Note 15 — Employee Benefit Plans for additional information.
The following table presents details of the amounts reclassified in their entirety from AOCI for the years ended December 31, 2017 and 2016:

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the income statement
	2017	2016
Realized (gain) loss on foreign currency exchange contracts	($2,631)	$759	Other operating (income) expense, net
Realized (gain) loss on foreign currency option contracts	(919)	436	Other operating (income) expense, net
Noncontrolling interest	817	(385)	Comprehensive income (loss) attributable to noncontrolling interest
Income tax expense (benefit) from foreign currency contracts	765	(227)	Income tax (expense) benefit (Note 9)
Net (gain) loss on cash flow hedges reclassified from accumulated other comprehensive income	($1,968)	$583

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

23.	QUARTERLY RESULTS FOR 2017 and 2016 (UNAUDITED)
(thousands of dollars, except per share amounts)

	Quarter Ended				Total Year
	Mar. 31	June 30	Sept. 30	Dec. 31
2017
Sales	$194,491	$200,964	$184,419	$239,722	$819,596
Cost of sales	136,828	144,610	136,983	149,832	568,253
Net Income	35,083	30,773	28,803	66,920	161,579
Net Income attributable to Rayonier Inc.	33,843	26,161	24,688	64,150	148,842
Basic EPS attributable to Rayonier Inc.	$0.27	$0.20	$0.19	$0.50	$1.17
Diluted EPS attributable to Rayonier Inc.	$0.27	$0.20	$0.19	$0.50	$1.16

2016
Sales	$140,575	$269,171	$176,867	$229,302	$815,915
Cost of sales	108,447	138,480	116,922	162,590	526,439
Net Income	15,058	111,579	40,624	50,509	217,770
Net Income attributable to Rayonier Inc.	14,472	109,821	39,355	48,324	211,972
Basic EPS attributable to Rayonier Inc.	$0.12	$0.90	$0.32	$0.39	$1.73
Diluted EPS attributable to Rayonier Inc.	$0.12	$0.89	$0.32	$0.39	$1.73

In an effort to report certain revenue and expenses in a manner more representative of activities that constitute ongoing central operations, the Company has changed its classification of non-timber income, including lease and license income, carbon credit sales, log agency fees and other non-timber income, net of costs, from “Other Operating Income, Net” to “Sales” and “Cost of Sales.” This reclassification was applied retrospectively to all periods presented. For additional information on this classification change see Note 2 — Summary of Significant Accounting Policies. See table below for 2017 amounts prior to reclassification and 2016 amounts historically presented:

	Quarter Ended				Total Year
	Mar. 31	June 30	Sept. 30	Dec. 31
2017
Sales	$186,512	$194,719	$177,946	$233,482	$792,659
Cost of sales	136,413	143,687	136,583	149,206	565,889

2016
Sales	$134,843	$261,550	$171,421	$220,464	$788,278
Cost of sales	107,971	138,194	116,624	161,918	524,707

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

24.	CONSOLIDATING FINANCIAL STATEMENTS
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

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Year Ended December 31, 2017
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$819,596	—	$819,596
Costs and Expenses
Cost of sales	—	—	568,253	—	568,253
Selling and general expenses	—	16,797	23,448	—	40,245
Other operating expense (income), net	—	479	(4,872)	—	(4,393)
	—	17,276	586,829	—	604,105
OPERATING (LOSS) INCOME	—	(17,276)	232,767	—	215,491
Interest expense	(12,556)	(19,699)	(1,816)	—	(34,071)
Interest and miscellaneous income (expense), net	9,679	2,878	(10,717)	—	1,840
Equity in income from subsidiaries	151,719	186,388	—	(338,107)	—
INCOME BEFORE INCOME TAXES	148,842	152,291	220,234	(338,107)	183,260
Income tax expense	—	(572)	(21,109)	—	(21,681)
NET INCOME	148,842	151,719	199,125	(338,107)	161,579
Less: Net income attributable to noncontrolling interest	—	—	12,737	—	12,737
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	148,842	151,719	186,388	(338,107)	148,842
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	7,416	—	9,114	(7,416)	9,114
New Zealand joint venture cash flow hedges	5,353	4,214	1,479	(5,353)	5,693
Actuarial change and amortization of pension and postretirement plan liabilities	(208)	(208)	—	208	(208)
Total other comprehensive income	12,561	4,006	10,593	(12,561)	14,599
COMPREHENSIVE INCOME	161,403	155,725	209,718	(350,668)	176,178
Less: Comprehensive income attributable to noncontrolling interest	—	—	14,775	—	14,775
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$161,403	$155,725	$194,943	($350,668)	$161,403

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Year Ended December 31, 2016
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$815,915	—	$815,915
Costs and Expenses
Cost of sales	—	—	526,439	—	526,439
Selling and general expenses	—	15,253	27,532	—	42,785
Other operating expense (income), net	—	448	(9,534)	—	(9,086)
	—	15,701	544,437	—	560,138
OPERATING (LOSS) INCOME	—	(15,701)	271,478	—	255,777
Interest expense	(12,555)	(16,775)	(2,915)	—	(32,245)
Interest and miscellaneous income (expense), net	8,613	2,750	(12,061)	—	(698)
Equity in income from subsidiaries	215,914	246,193	—	(462,107)	—
INCOME BEFORE INCOME TAXES	211,972	216,467	256,502	(462,107)	222,834
Income tax expense	—	(553)	(4,511)	—	(5,064)
NET INCOME	211,972	215,914	251,991	(462,107)	217,770
Less: Net income attributable to noncontrolling interest	—	—	5,798	—	5,798
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	211,972	215,914	246,193	(462,107)	211,972
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	2,780	(4,606)	10,930	(2,782)	6,322
New Zealand joint venture cash flow hedges	22,607	21,422	1,401	(22,608)	22,822
Actuarial change and amortization of pension and postretirement plan liabilities	5,533	5,533	—	(5,533)	5,533
Total other comprehensive income	30,920	22,349	12,331	(30,923)	34,677
COMPREHENSIVE INCOME	242,892	238,263	264,322	(493,030)	252,447
Less: Comprehensive income attributable to noncontrolling interest	—	—	9,555	—	9,555
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$242,892	$238,263	$254,767	($493,030)	$242,892

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Year Ended December 31, 2015
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$568,800	—	$568,800
Costs and Expenses
Cost of sales	—	—	441,718	—	441,718
Selling and general expenses	—	20,468	25,282	—	45,750
Other operating (income) expense, net	—	(404)	3,952	—	3,548
	—	20,064	470,952	—	491,016
OPERATING (LOSS) INCOME	—	(20,064)	97,848	—	77,784
Interest expense	(12,703)	(9,135)	(9,861)	—	(31,699)
Interest and miscellaneous income (expense), net	7,789	2,612	(13,404)	—	(3,003)
Equity in income from subsidiaries	51,079	75,532	—	(126,611)	—
INCOME BEFORE INCOME TAXES	46,165	48,945	74,583	(126,611)	43,082
Income tax benefit (expense)	—	2,134	(1,275)	—	859
NET INCOME	46,165	51,079	73,308	(126,611)	43,941
Less: Net loss attributable to noncontrolling interest	—	—	(2,224)	—	(2,224)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	46,165	51,079	75,532	(126,611)	46,165
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment	(21,567)	7,922	(40,373)	21,567	(32,451)
New Zealand joint venture cash flow hedges	(10,042)	(10,195)	234	10,042	(9,961)
Actuarial change and amortization of pension and postretirement plan liabilities	2,933	2,933	—	(2,933)	2,933
Total other comprehensive (loss) income	(28,676)	660	(40,139)	28,676	(39,479)
COMPREHENSIVE INCOME	17,489	51,739	33,169	(97,935)	4,462
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(13,027)	—	(13,027)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$17,489	$51,739	$46,196	($97,935)	$17,489

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of December 31, 2017
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$48,564	$25,042	$39,047	—	$112,653
Accounts receivable, less allowance for doubtful accounts	—	3,726	23,967	—	27,693
Inventory	—	—	24,141	—	24,141
Prepaid logging roads	—	—	11,207	—	11,207
Prepaid expenses	—	759	4,027	—	4,786
Other current assets	—	14	3,033	—	3,047
Total current assets	48,564	29,541	105,422	—	183,527
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	2,462,066	—	2,462,066
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS	—	—	80,797	—	80,797
NET PROPERTY, PLANT AND EQUIPMENT	—	21	23,357	—	23,378
RESTRICTED CASH	—	—	59,703	—	59,703
INVESTMENT IN SUBSIDIARIES	1,531,156	2,814,408	—	(4,345,564)	—
INTERCOMPANY RECEIVABLE	40,067	(628,167)	588,100	—	—
OTHER ASSETS	2	12,680	36,328	—	49,010
TOTAL ASSETS	$1,619,789	$2,228,483	$3,355,773	($4,345,564)	$2,858,481
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	—	$2,838	$22,310	—	$25,148
Current maturities of long-term debt	—	—	3,375	—	3,375
Accrued taxes	—	48	3,733	—	3,781
Accrued payroll and benefits	—	5,298	4,364	—	9,662
Accrued interest	3,047	1,995	12	—	5,054
Deferred revenue	—	—	9,721	—	9,721
Other current liabilities	—	564	11,243	—	11,807
Total current liabilities	3,047	10,743	54,758	—	68,548
LONG-TERM DEBT	323,434	663,570	35,000	—	1,022,004
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	32,589	(684)	—	31,905
OTHER NON-CURRENT LIABILITIES	—	9,386	33,698	—	43,084
INTERCOMPANY PAYABLE	(299,715)	(18,961)	318,676	—	—
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,593,023	1,531,156	2,814,408	(4,345,564)	1,593,023
Noncontrolling interest	—	—	99,917	—	99,917
TOTAL SHAREHOLDERS’ EQUITY	1,593,023	1,531,156	2,914,325	(4,345,564)	1,692,940
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,619,789	$2,228,483	$3,355,773	($4,345,564)	$2,858,481

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of December 31, 2016
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,453	$9,461	$54,995	—	$85,909
Accounts receivable, less allowance for doubtful accounts	—	2,991	17,673	—	20,664
Inventory	—	—	21,379	—	21,379
Prepaid logging roads	—	—	10,228	—	10,228
Prepaid expenses	—	427	1,152	—	1,579
Assets held for sale	—	—	23,171	—	23,171
Other current assets	—	236	1,638	—	1,874
Total current assets	21,453	13,115	130,236	—	164,804
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	2,291,015	—	2,291,015
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS	—	—	70,374	—	70,374
NET PROPERTY, PLANT AND EQUIPMENT	—	177	13,857	—	14,034
RESTRICTED CASH	—	—	71,708	—	71,708
INVESTMENT IN SUBSIDIARIES	1,422,081	2,671,428	—	(4,093,509)	—
INTERCOMPANY RECEIVABLES	26,472	(611,571)	585,099	—	—
OTHER ASSETS	2	46,846	26,977	—	73,825
TOTAL ASSETS	$1,470,008	$2,119,995	$3,189,266	($4,093,509)	$2,685,760
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	—	$1,194	$21,143	—	$22,337
Current maturities of long-term debt	31,676	—	—	—	31,676
Accrued taxes	—	(111)	2,768	—	2,657
Accrued payroll and benefits	—	5,013	4,264	—	9,277
Accrued interest	3,047	2,040	253	—	5,340
Deferred revenue	—	—	9,099	—	9,099
Other current liabilities	—	165	11,415	—	11,580
Total current liabilities	34,723	8,301	48,942	—	91,966
LONG-TERM DEBT	291,390	663,343	75,472	—	1,030,205
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	32,541	(685)	—	31,856
OTHER NON-CURRENT LIABILITIES	—	12,690	22,291	—	34,981
INTERCOMPANY PAYABLE	(267,715)	(18,961)	286,676	—	—
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,411,610	1,422,081	2,671,428	(4,093,509)	1,411,610
Noncontrolling interest	—	—	85,142	—	85,142
TOTAL SHAREHOLDERS’ EQUITY	1,411,610	1,422,081	2,756,570	(4,093,509)	1,496,752
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,470,008	$2,119,995	$3,189,266	($4,093,509)	$2,685,760

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Year Ended December 31, 2017
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	($48,104)	$111,431	$192,957	—	$256,284
INVESTING ACTIVITIES
Capital expenditures	—	—	(65,345)	—	(65,345)
Real estate development investments	—	—	(15,784)	—	(15,784)
Purchase of timberlands	—	—	(242,910)	—	(242,910)
Net proceeds from Large Dispositions	—	—	95,243	—	95,243
Rayonier office building under construction	—	—	(6,084)	—	(6,084)
Change in restricted cash	—	—	12,005	—	12,005
Investment in subsidiaries	—	38,546	—	(38,546)	—
Other	—	—	(373)	—	(373)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	38,546	(223,248)	(38,546)	(223,248)
FINANCING ACTIVITIES
Issuance of debt	—	25,000	38,389	—	63,389
Repayment of debt	—	(15,000)	(85,157)	—	(100,157)
Dividends paid	(127,069)	—	—	—	(127,069)
Proceeds from the issuance of common shares	4,751	—	—	—	4,751
Proceeds from the issuance of common shares from equity offering, net of costs	152,390	—	—	—	152,390
Repurchase of common shares	(176)	—	—	—	(176)
Issuance of intercompany notes	(32,000)	—	32,000	—	—
Intercompany distributions	77,319	(144,396)	28,531	38,546	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	75,215	(134,396)	13,763	38,546	(6,872)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	580	—	580
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	27,111	15,581	(15,948)	—	26,744
Balance, beginning of year	21,453	9,461	54,995	—	85,909
Balance, end of year	$48,564	$25,042	$39,047	—	$112,653

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Year Ended December 31, 2016
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	($7,480)	$113,775	$97,506	—	$203,801
INVESTING ACTIVITIES
Capital expenditures	—	—	(58,723)	—	(58,723)
Real estate development investments	—	—	(8,746)	—	(8,746)
Purchase of timberlands	—	—	(366,481)	—	(366,481)
Assets purchased in business acquisition	—	—	(887)	—	(887)
Net proceeds from Large Disposition	—	—	203,862	—	203,862
Rayonier office building under construction	—	—	(6,307)	—	(6,307)
Change in restricted cash	—	—	(48,184)	—	(48,184)
Investment in subsidiaries	—	(293,820)	—	293,820	—
Other	—	—	2,311	—	2,311
CASH USED FOR INVESTING ACTIVITIES	—	(293,820)	(283,155)	293,820	(283,155)
FINANCING ACTIVITIES
Issuance of debt	—	548,000	147,916	—	695,916
Repayment of debt	—	(140,000)	(318,415)	—	(458,415)
Dividends paid	(122,845)	—	—	—	(122,845)
Proceeds from the issuance of common shares	1,576	—	—	—	1,576
Repurchase of common shares	(690)	—	—	—	(690)
Debt issuance costs	—	(818)	—	—	(818)
Issuance of intercompany notes	(12,000)	—	12,000	—	—
Intercompany distributions	160,597	(230,893)	364,116	(293,820)	—
Other	(177)	—	(124)	—	(301)
CASH PROVIDED BY FINANCING ACTIVITIES	26,461	176,289	205,493	(293,820)	114,423
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(937)	—	(937)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	18,981	(3,756)	18,907	—	34,132
Balance, beginning of year	2,472	13,217	36,088	—	51,777
Balance, end of year	$21,453	$9,461	$54,995	—	$85,909

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Year Ended December 31, 2015
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	($4,890)	($21,421)	$203,475	—	$177,164
INVESTING ACTIVITIES
Capital expenditures	—	(78)	(57,215)	—	(57,293)
Real estate development investments	—	—	(2,676)	—	(2,676)
Purchase of timberlands	—	—	(98,409)	—	(98,409)
Proceeds from settlement of foreign currency derivative	—	—	2,804	—	2,804
Rayonier office building under construction	—	—	(908)	—	(908)
Change in restricted cash	—	—	(16,836)	—	(16,836)
Investment in subsidiaries	—	126,242	—	(126,242)	—
Other	—	—	7,009	—	7,009
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	126,164	(166,231)	(126,242)	(166,309)
FINANCING ACTIVITIES
Issuance of debt	61,000	353,000	58,558	—	472,558
Repayment of debt	(61,000)	(232,973)	(70,429)	—	(364,402)
Dividends paid	(124,936)	—	—	—	(124,936)
Proceeds from the issuance of common shares	2,117	—	—	—	2,117
Repurchase of common shares	(100,000)	—	—	—	(100,000)
Debt issuance costs	—	(1,678)	—	—	(1,678)
Issuance of intercompany notes	(35,500)	—	35,500	—	—
Intercompany distributions	163,585	(217,980)	(71,847)	126,242	—
Other	(122)	—	—	—	(122)
CASH USED FOR FINANCING ACTIVITIES	(94,856)	(99,631)	(48,218)	126,242	(116,463)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(4,173)	—	(4,173)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(99,746)	5,112	(15,147)	—	(109,781)
Balance, beginning of year	102,218	8,105	51,235	—	161,558
Balance, end of year	$2,472	$13,217	$36,088	—	$51,777

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of the disclosure controls and procedures were effective as of December 31, 2017.
In the year ended December 31, 2017, based upon the evaluation required by paragraph (d) of Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
Not applicable.

PART III
Certain information required by Part III is incorporated by reference from the Company’s Definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2018 Annual Meeting of Shareholders (the “Proxy Statement”). We will make the Proxy Statement available on our website at www.rayonier.com as soon as it is filed with the SEC.

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

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this report:

(1)	See Index to Financial Statements on page 56 for a list of the financial statements filed as part of this report.

(2)	Financial Statement Schedules:

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2017, 2016, and 2015
(In Thousands)

Description	Balance at Beginning of Year	Additions Charged to Cost and Expenses		Deductions	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2017	$33	—		(10)	$23
Year ended December 31, 2016	42	—		(9)	33
Year ended December 31, 2015	42	—		—	42

Deferred tax asset valuation allowance:
Year ended December 31, 2017	$21,861	$13,028	(a)	—	$34,889
Year ended December 31, 2016	18,248	3,613	(a)	—	21,861
Year ended December 31, 2015	13,644	4,604	(b)	—	18,248

(a)	The 2017 and 2016 increase is comprised of valuation allowance against the TRS deferred tax assets.

(b)	The 2015 increase is comprised of valuation allowance against the TRS deferred tax assets and the CBPC provision to return adjustment.

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
Incorporated by reference to Exhibit 10.1 to the Registrant’s January 15, 2004 Form 8-K

2.2	Contribution, Conveyance and Assumption Agreement, dated July 29, 2010, between Rayonier Inc. and Rayonier Operating Company LLC	Incorporated by reference to Exhibit 10.7 to the Registrant’s June 30, 2010 Form 10-Q

2.3	Separation and Distribution Agreement, dated May 28, 2014, by and between Rayonier Inc. and Rayonier Advanced Materials Inc.**	Incorporated by reference to Exhibit 2.1 to the Registrant’s May 30, 2014 Form 8-K

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s May 23, 2012 Form 8-K

3.2	By-Laws	Incorporated by reference to Exhibit 3.2 to the Registrant’s October 21, 2009 Form 8-K

3.3	Limited Liability Company Agreement of Rayonier Operating Company LLC	Incorporated by reference to Exhibit 3.3 to the Registrant’s June 30, 2010 Form 10-Q

4.1	Form S-4 Registration Statement	Incorporated by reference to the Registrant’s April 26, 2004 S-4 Filing

4.2	Amendment No. 1 to Form S-4 Registration Statement	Incorporated by reference to the Registrant’s May 6, 2004 S-4/A Filing

4.3	Indenture relating to the 3.75% Senior Notes due 2022, dated March 5, 2012, between Rayonier Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s March 5, 2012 Form 8-K

4.4
First Supplemental Indenture relating to the 3.75% Senior Notes due 2022, dated March 5, 2012, among Rayonier Inc., as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee
Incorporated by reference to Exhibit 4.2 to the Registrant’s March 5, 2012 Form 8-K

4.5
Second Supplemental Indenture relating to the 3.75% Senior Notes due 2022, dated March 5, 2012, among Rayonier Inc., as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee
Incorporated by reference to Exhibit 4.1 to the Registrant’s October 17, 2012 Form 8-K

4.6	Form of Note for 3.75% Senior Notes due 2022 (contained in Exhibit A to Exhibit 4.4)	Incorporated by reference to Exhibit 4.2 to the Registrant’s March 5, 2012 Form 8-K

4.7	Indenture among Rayonier A.M. Products Inc., the guarantors party thereto from time to time and Wells Fargo Bank, National Association, as Trustee, dated as of May 22, 2014	Incorporated by reference to Exhibit 4.1 to the Registrant’s May 22, 2014 Form 8-K

Exhibit No.	Description	Location
10.1	Rayonier Investment and Savings Plan for Salaried Employees effective March 1, 1994, amended and restated effective April 1, 2015 and further amended effective September 8, 2015*	Incorporated by reference to Exhibit 10.2 to the Registrant’s December 31, 2015 Form 10-K

10.2	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective as of June 1, 2016, executed February 25, 2016*	Incorporated by reference to Exhibit 10.1 to the Registrant’s March 31, 2016 Form 10-Q

10.3	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective as of January 1, 2017, executed October 24, 2016*	Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2016 Form 10-Q

10.4	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective as of January 1, 2017, executed January 17, 2017*	Incorporated by reference to Exhibit 10.1 to the Registrant’s March 31, 2017 Form 10-Q

10.5	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective as of January 1, 2017, executed July 20, 2017*	Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2017 Form 10-Q

10.6	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective as of October 1, 2017, executed November 9, 2017*	Filed herewith

10.7	Amended and Restated Retirement Plan for Salaried Employees of Rayonier Inc. effective January 1, 2014*	Incorporated by reference to Exhibit 10.9 to the Registrant’s December 31, 2015 Form 10-K

10.8	First Amendment to the Retirement Plan for Salaried Employees of Rayonier Inc. effective as of December 31, 2016*	Incorporated by reference to Exhibit 10.2 to the Registrant’s September 30, 2016 Form 10-Q

10.9	Rayonier Inc. Excess Benefit Plan, as amended*	Incorporated by reference to Exhibit 10.2 to the Registrant’s June 30, 2010 Form 10-Q

10.10	Rayonier Inc. Excess Savings and Deferred Compensation Plan, as amended and restated*	Incorporated by reference to Exhibit 10.3 to the Registrant’s June 30, 2010 Form 10-Q

10.11	Form of Rayonier Inc. Excess Savings and Deferred Compensation Plan Agreements*	Incorporated by reference to Exhibit 10.4 to the Registrant’s June 30, 2010 Form 10-Q

10.12	Rayonier Non-Equity Incentive Plan*	Incorporated by reference to Appendix B to the Registrant’s March 31, 2008 Proxy Statement

10.13	Form of Rayonier Outside Directors Compensation Program/Cash Deferral Option Agreement*	Incorporated by reference to Exhibit 10.24 to the Registrant’s December 31, 2006 Form 10-K

10.14	Trust Agreement for the Rayonier Inc. Legal Resources Trust*	Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2014 Form 10-Q

10.15
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

10.16
Deed of Amendment and Restatement of Shareholder Agreement, dated April 22, 2014, by and among Rayonier Canterbury LLC, Waimarie Forests Pty Limited, Matariki Forestry Group, Matariki Forests and Phaunos Timber Fund Limited
Incorporated by reference to Exhibit 10.11 to the Registrant’s June 30, 2014 Form 10-Q

Exhibit No.	Description	Location
10.17	Intellectual Property Agreement, dated June 27, 2014, by and between Rayonier Inc. and Rayonier Advanced Materials Inc.	Incorporated by reference to Exhibit 10.4 to the Registrant’s June 30, 2014 Form 8-K

10.18	Form of Indemnification Agreement between Rayonier Inc. and its Officers and Directors*	Incorporated by reference to Exhibit 10.8 to the Registrant’s June 30, 2014 Form 10-Q

10.19	Rayonier Incentive Stock Plan, as amended*	Incorporated by reference to Exhibit 10.2 to the Registrant’s March 31, 2015 Form 10-Q

10.20	Form of Rayonier Incentive Stock Plan Non-Qualified Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.19 to the Registrant’s December 31, 2008 Form 10-K

10.21	Form of Rayonier Incentive Stock Plan Restricted Stock Award Agreement*	Incorporated by reference to Exhibit 10.5 to the Registrant’s March 31, 2015 Form 10-Q

10.22	Form of Rayonier Incentive Stock Plan Supplemental Terms Applicable to the 2014 Equity Award Grant*	Incorporated by reference to Exhibit 10.23 to the Registrant’s December 31, 2013 Form 10-K

10.23	2015 Performance Share Award Program*	Incorporated by reference to Exhibit 10.3 to the Registrant’s March 31, 2015 Form 10-Q

10.24	2016 Performance Share Award Program*	Incorporated by reference to Exhibit 10.44 to the Registrant’s December 31, 2015 Form 10-K

10.25	2017 Performance Share Award Program*	Incorporated by reference to Exhibit 10.2 to the Registrant’s March 31, 2017 Form 10-Q

10.26	Rayonier Inc. Supplemental Savings Plan effective March 1, 2016*	Incorporated by reference to Exhibit 10.2 to the Registrant’s March 31, 2016 Form 10-Q

10.27
Credit Agreement dated as of August 5, 2015 among Rayonier Inc., Rayonier TRS Holdings Inc. and Rayonier Operating Company LLC, as Borrowers, CoBank, ACB as Administrative Agent, Swing Line Lender and Issuing Bank, JPMorgan Chase Bank, N.A. and Farm Credit of Florida, ACA as Co-Syndication Agents, Credit Suisse AG and SunTrust Bank as Co-Documentation Agents and CoBank, ACB as Sole Lead Arranger and Sole Bookrunner
Incorporated by reference to Exhibit 10.3 to the Registrant’s March 31, 2016 Form 10-Q

10.28
First Amendment and Incremental Term Loan Agreement dated as of April 28, 2016, by and among Rayonier Inc., Rayonier TRS Holdings Inc., Rayonier Operating Company LLC, as Borrowers, CoBank, ACB, as Administrative Agent and the several banks, financial institutions and other institutional lenders party thereto
Incorporated by reference to Exhibit 10.1 to the Registrant’s May 2, 2016 Form 8-K

10.29	2016 Guarantee Agreement dated as of April 28, 2016 among Rayonier Inc., Rayonier TRS Holdings Inc. and COBANK, ACB, as Administrative Agent	Incorporated by reference to Exhibit 10.2 to the Registrant’s May 2, 2016 form 8-K.

10.30	Amended and Restated Executive Severance Pay Plan effective as of December 31, 2016*	Incorporated by reference to Exhibit 10.3 to the Registrant’s September 30, 2016 Form 10-Q

10.31	Rayonier Annual Bonus Program, as amended and restated, effective as of January 1, 2018*	Filed herewith

12	Statements re computation of ratios	Filed herewith

21	Subsidiaries of the registrant	Filed herewith

Exhibit No.	Description	Location
23.1	Consent of Ernst & Young LLP	Filed herewith

24	Powers of attorney	Filed herewith

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14-(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101
The following financial information from our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015; (ii) the Consolidated Balance Sheets as of December 31, 2017 and 2016; (iii) the Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015; (iv) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015; and (v) the Notes to the Consolidated Financial Statements.
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
February 23, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID L. NUNES	President and Chief Executive Officer	February 23, 2018
David L. Nunes (Principal Executive Officer)

/s/ MARK MCHUGH	Senior Vice President and Chief Financial Officer	February 23, 2018
Mark McHugh (Principal Financial Officer)

/s/ APRIL TICE	Director, Financial Services and Corporate Controller	February 23, 2018
April Tice (Principal Accounting Officer)

*	Chairman of the Board
Richard D. Kincaid

*	Director
Keith E. Bass

*	Director
Dod A. Fraser

*	Director
Scott R. Jones

*	Director
Bernard Lanigan, Jr.

*	Director
Blanche L. Lincoln

*	Director
V. Larkin Martin

*	Director
Andrew G. Wiltshire

*By:	/s/ MARK R. BRIDWELL	February 23, 2018
Mark R. Bridwell Attorney-In-Fact