Form 10-Q
period 2018-03-31
RAYONIER INC
filed 2018-05-04
CIK 52827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
YES ☐        NO  ☒

As of April 27, 2018, there were outstanding 129,392,968 Common Shares of the registrant.

i

PART I.        FINANCIAL INFORMATION

Item 1.         Financial Statements

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
SALES	$203,196	$194,491
Costs and Expenses
Cost of sales	138,488	136,828
Selling and general expenses	9,003	9,590
Other operating income, net (Note 15)	(1,369)	(1,188)
	146,122	145,230
OPERATING INCOME	57,074	49,261
Interest expense	(8,052)	(8,415)
Interest and other miscellaneous income, net	620	518
INCOME BEFORE INCOME TAXES	49,642	41,364
Income tax expense (Note 8)	(6,936)	(6,281)
NET INCOME	42,706	35,083
Less: Net income attributable to noncontrolling interest	2,167	1,240
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	40,539	33,843
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment, net of income tax expense of $0 and $0	9,688	2,432
Cash flow hedges, net of income tax benefit (expense) of $368 and ($32)	16,615	2,553
Amortization of pension and postretirement plans, net of income tax expense of $0 and $0	159	116
Total other comprehensive income	26,462	5,101
COMPREHENSIVE INCOME	69,168	40,184
Less: Comprehensive income attributable to noncontrolling interest	4,483	1,651
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$64,685	$38,533
EARNINGS PER COMMON SHARE (Note 11)
Basic earnings per share attributable to Rayonier Inc.	$0.31	$0.27
Diluted earnings per share attributable to Rayonier Inc.	$0.31	$0.27

Dividends declared per share	$0.25	$0.25

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	March 31, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$92,785	$112,653
Accounts receivable, less allowance for doubtful accounts of $23 and $23	37,793	27,693
Inventory (Note 16)	19,993	24,141
Prepaid expenses	16,436	15,993
Assets held for sale (Note 18)	24,552	—
Other current assets	4,935	3,047
Total current assets	196,494	183,527
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,424,675	2,462,066
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 6)	87,702	80,797
PROPERTY, PLANT AND EQUIPMENT
Land	3,962	3,962
Buildings	24,236	23,618
Machinery and equipment	4,416	4,440
Construction in progress	237	627
Total property, plant and equipment, gross	32,851	32,647
Less — accumulated depreciation	(9,675)	(9,269)
Total property, plant and equipment, net	23,176	23,378
RESTRICTED CASH (NOTE 17)	84,903	59,703
OTHER ASSETS	61,422	49,010
TOTAL ASSETS	$2,878,372	$2,858,481
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$27,082	$25,148
Current maturities of long-term debt (Note 5)	—	3,375
Accrued taxes	3,583	3,781
Accrued payroll and benefits	3,760	9,662
Accrued interest	8,100	5,054
Deferred revenue	7,901	9,721
Other current liabilities	15,091	11,807
Total current liabilities	65,517	68,548
LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS (NOTE 5)	996,145	1,022,004
PENSION AND OTHER POSTRETIREMENT BENEFITS (NOTE 14)	31,137	31,905
OTHER NON-CURRENT LIABILITIES	49,400	43,084
COMMITMENTS AND CONTINGENCIES (NOTES 7 and 9)
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 shares authorized, 129,174,301 and 128,970,776 shares issued and outstanding	878,927	872,228
Retained earnings	715,283	707,378
Accumulated other comprehensive income (Note 19)	37,563	13,417
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,631,773	1,593,023
Noncontrolling interest	104,400	99,917
TOTAL SHAREHOLDERS’ EQUITY	1,736,173	1,692,940
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,878,372	$2,858,481

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except share data)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2016	122,904,368	$709,867	$700,887	$856	$85,142	$1,496,752
Cumulative-effect adjustment due to adoption of ASU No. 2016-16	—	—	(14,365)	—	—	(14,365)
Net income	—	—	148,842	—	12,737	161,579
Dividends ($1.00 per share)	—	—	(127,986)	—	—	(127,986)
Issuance of shares under incentive stock plans	322,314	4,751	—	—	—	4,751
Stock-based compensation	—	5,396	—	—	—	5,396
Repurchase of common shares	(5,906)	(176)	—	—	—	(176)
Actuarial change and amortization of pension and postretirement plan liabilities	—	—	—	(208)	—	(208)
Foreign currency translation adjustment	—	—	—	7,416	1,698	9,114
Cash flow hedges	—	—	—	5,353	340	5,693
Issuance of shares under equity offering, net of costs	5,750,000	152,390	—	—	—	152,390
Balance, December 31, 2017	128,970,776	$872,228	$707,378	$13,417	$99,917	$1,692,940
Net income	—	—	40,539	—	2,167	42,706
Dividends ($0.25 per share)	—	—	(32,634)	—	—	(32,634)
Issuance of shares under incentive stock plans	204,336	5,455	—	—	—	5,455
Stock-based compensation	—	1,262	—	—	—	1,262
Repurchase of common shares	(811)	(18)	—	—	—	(18)
Amortization of pension and postretirement plan liabilities	—	—	—	159	—	159
Foreign currency translation adjustment	—	—	—	7,606	2,082	9,688
Cash flow hedges	—	—	—	16,381	234	16,615
Balance, March 31, 2018	129,174,301	$878,927	$715,283	$37,563	$104,400	$1,736,173

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2018	2017
OPERATING ACTIVITIES
Net income	$42,706	$35,083
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	34,537	30,773
Non-cash cost of land and improved development	1,624	4,479
Stock-based incentive compensation expense	1,262	880
Deferred income taxes	6,982	5,989
Amortization of losses from pension and postretirement plans	159	116
Gain on sale of large disposition of timberlands	—	(28,188)
Other	6,271	2,306
Changes in operating assets and liabilities:
Receivables	(10,473)	(11,442)
Inventories	(1,268)	(3,481)
Accounts payable	3,921	5,886
Income tax receivable/payable	(290)	(126)
All other operating activities	(7,196)	(8,332)
CASH PROVIDED BY OPERATING ACTIVITIES	78,235	33,943
INVESTING ACTIVITIES
Capital expenditures	(13,192)	(14,362)
Real estate development investments	(2,340)	(2,185)
Purchase of timberlands	(12)	(11,293)
Net proceeds from large disposition of timberlands	—	42,034
Rayonier office building under construction	—	(2,604)
Other	(2,105)	(5,617)
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(17,649)	5,973
FINANCING ACTIVITIES
Issuance of debt	—	29,719
Repayment of debt	(29,375)	(20,530)
Dividends paid	(32,123)	(30,618)
Proceeds from the issuance of common shares under incentive stock plan	5,455	2,251
Proceeds from the issuance of common shares from equity offering, net of costs	—	152,345
Repurchase of common shares	(18)	—
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(56,061)	133,167
EFFECT OF EXCHANGE RATE CHANGES ON CASH	807	(67)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH (a)
Change in cash, cash equivalents and restricted cash	5,332	173,016
Balance, beginning of year	172,356	157,617
Balance, end of period	$177,688	$330,633
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest (b)	$2,585	$3,695
Income taxes	281	214
Non-cash investing activity:
Capital assets purchased on account	1,525	5,430

(a)
Due to the adoption of ASU No. 2016-18, restricted cash is now included with cash and cash equivalents when reconciling the beginning-of-year and end-of-period total amounts shown and therefore changes in restricted cash are no longer reported as investing activities. Prior period amounts have been restated to conform to current period presentation. For additional information and a reconciliation of cash, see Note 17 — Restricted Cash.

(b)
Interest paid is presented net of patronage payments received of $3.7 million and $3.0 million for the three months ended March 31, 2018 and March 31, 2017, respectively. For additional information on patronage payments, see Note 5 — Debt in the 2017 Form 10-K.

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

1.	BASIS OF PRESENTATION
The unaudited consolidated financial statements and notes thereto of Rayonier Inc. and its subsidiaries (“Rayonier” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end balance sheet information was derived from audited financial statements not included herein. In the opinion of management, these financial statements and notes reflect any adjustments (all of which are normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. These statements and notes should be read in conjunction with the financial statements and supplementary data included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC (the “2017 Form 10-K”).
SUMMARY OF UPDATES TO SIGNIFICANT ACCOUNTING POLICIES
REVENUE
See Note 2 — Revenue for significant accounting policies related to revenue that were revised upon adoption of Accounting Standards Codification (“ASC”) 606.
COST OF SALES
Cost of sales associated with real estate sold includes the cost of the land, the cost of any timber on the property that was conveyed to the buyer, any real estate development costs and any closing costs including sales commissions that may be borne by the Company. As allowed under GAAP, the Company expenses closing costs, including sales commissions, when incurred for all real estate sales with future performance obligations expected to be satisfied within one year. When developed residential or commercial land is sold, the cost of sales includes actual costs incurred and estimates of future development costs benefiting the property sold through completion. Costs are allocated to each sold unit or lot based upon the relative sales value. For purposes of allocating development costs, estimates of future revenues and development costs are re-evaluated periodically throughout the year, with adjustments being allocated prospectively to the remaining units available for sale.
For a full description of our significant accounting policies, see Note 2 — Summary of Significant Accounting Policies in the 2017 Form 10-K.
RECENTLY ADOPTED STANDARDS
The Company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), on January 1, 2018. The Company elected to use the modified retrospective method to contracts that were not completed at the date of adoption. The Company also elected not to retrospectively restate contracts modified prior to January 1, 2018. A cumulative effect of adoption adjustment to the opening balance of retained earnings was not recorded as there was no accounting impact to any contracts with customers not completed at the date of adoption. See Note 2 — Revenue for additional information.
In March 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires that an employer report the service cost component of net periodic benefit cost in the Consolidated Statements of Income in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. Additionally, the other components of net periodic benefit cost (interest cost, expected return on plan assets and amortization of losses or gains) are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. ASU No. 2017-07 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and is required to be applied retrospectively to all periods presented beginning in the period of adoption. Rayonier adopted ASU No. 2017-07 during the first quarter ended March 31, 2018 and applied the update retrospectively to all periods presented. See Note 14 — Employee Benefit Plans for the components of net periodic benefit cost and the location of these items in the Consolidated Statements of Income and Comprehensive Income.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Consolidated Statements of Cash Flows. ASU No. 2016-18 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. ASU No. 2016-18 is required to be applied retrospectively to all periods presented beginning in the period of adoption. Rayonier adopted ASU No. 2016-18 in the first quarter ended March 31, 2018 and applied the update retrospectively to all periods presented. Restricted cash is now included with cash and cash equivalents when reconciling the beginning-of-year and end-of-period total amounts shown on the Consolidated Statements of Cash Flows and therefore changes in restricted cash are no longer reported as cash flow activities. See Note 17 — Restricted Cash for additional information, including the nature of restrictions on the Company’s cash, cash equivalents, and restricted cash.

Rayonier adopted ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Receipts and Cash Payments in the first quarter ended March 31, 2018 with no material impact on the consolidated financial statements.
NEW ACCOUNTING STANDARDS
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which currently requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. ASU No. 2016-02 also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. In January 2018, the FASB issued Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. This update provides an optional transition practical expedient not to evaluate under ASU No. 2016-02 existing or expired land easements that were not previously accounted for as leases under the current leases guidance. An entity that elects this practical expedient should evaluate new or modified land easements under ASU No. 2016-02, once adopted. An entity that does not elect this practical expedient should evaluate all existing or expired land easements in connection with the adoption of ASU No. 2016-02 to assess whether they meet the definition of a lease. This standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and is required to be applied on a modified retrospective basis beginning at the earliest period presented. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which will make more financial and non-financial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. ASU No. 2017-12 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted and the amended presentation and disclosure guidance is required to be applied on a prospective basis. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act. The amendments in this update also require certain disclosures about stranded tax effects. ASU No. 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. ASU No. 2018-02 is required to be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. Early adoption is permitted in any interim period for which financial statements have not yet been issued. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

In February 2018, the FASB issued ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments —Overall (Subtopic 825-10), to clarify certain provisions of ASU No. 2016-01 and amend other provisions. ASU No. 2018-03 is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018. Early adoption is permitted for entities that have adopted ASU 2016-01. The Company early adopted ASU 2016-01 during the fourth quarter ended December 31, 2017 and is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.
SUBSEQUENT EVENTS
The Company has evaluated events occurring from March 31, 2018 to the date of issuance of these Consolidated Financial Statements for potential recognition or disclosure in the consolidated financial statements. No events were identified that warranted recognition. See Note 9 — Contingencies for events that warranted disclosure.
2.    REVENUE
ADOPTION OF ASC 606
For information on the adoption of ASC 606, including changes to significant accounting policies and required transition disclosures, see Note 1 — Basis of Presentation.
REVENUE RECOGNITION
The Company recognizes revenues when control of promised goods or services (“performance obligations”) is transferred to customers, in an amount that reflects the consideration expected to be entitled to in exchange for those goods or services (“transaction price”). The Company generally satisfies performance obligations within a year of entering into a contract and therefore has applied the disclosure exemption found under ASC 606-10-50-14. Unsatisfied performance obligations as of March 31, 2018 are primarily due to advances on stumpage contracts and unearned license revenue. These performance obligations are expected to be satisfied within the next twelve months. The Company generally collects payment within a year of satisfying performance obligations and therefore has elected not to adjust revenues for a financing component.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table presents our revenue from contracts with customers disaggregated by product type for the three months ended March 31, 2018 and 2017:

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Elim.	Total
March 31, 2018
Pulpwood	$21,606	$3,419	$5,844	—	$4,257	—	$35,126
Sawtimber	15,937	27,068	44,745	—	34,826	—	122,576
Hardwood	597	—	—	—	—	—	597
Total Timber Sales	38,140	30,487	50,589	—	39,083	—	158,299
License Revenue, Primarily From Hunting	4,084	25	52	—	—	—	4,161
Other Non-Timber/Carbon Revenue	1,195	805	2,323	—	—	—	4,323
Agency Fee Income	—	—	—	—	123	—	123
Total Non-Timber Sales	5,279	830	2,375	—	123	—	8,607
Improved Development	—	—	—	1,121	—	—	1,121
Unimproved Development	—	—	—	7,446	—	—	7,446
Rural	—	—	—	1,652	—	—	1,652
Non-strategic / Timberlands	—	—	—	25,845	—	—	25,845
Large Dispositions	—	—	—	—	—	—	—
Total Real Estate Sales	—	—	—	36,064	—	—	36,064

Revenue from Contracts with Customers	43,419	31,317	52,964	36,064	39,206	—	202,970
Other Non-Timber Sales, Primarily Lease	169	57	—	—	—	—	226
Intersegment	—	—	—	—	6	(6)	—
Total Revenue	$43,588	$31,374	$52,964	$36,064	$39,212	($6)	$203,196

March 31, 2017
Pulpwood	$18,976	$3,359	$5,161	—	$2,837	—	$30,333
Sawtimber	13,023	21,433	35,579	—	31,140	—	101,175
Hardwood	716	—	—	—	—	—	716
Total Timber Sales	32,715	24,792	40,740	—	33,977	—	132,224
License Revenue, Primarily from Hunting	3,830	97	46	—	—	—	3,973
Other Non-Timber Revenue	2,390	946	88	—	—	—	3,424
Agency Fee Income	—	—	—	—	288	—	288
Total Non-Timber Sales	6,220	1,043	134	—	288	—	7,685
Improved Development	—	—	—	—	—	—	—
Unimproved Development	—	—	—	—	—	—	—
Rural	—	—	—	6,739	—	—	6,739
Non-strategic / Timberlands	—	—	—	5,599	—	—	5,599
Large Dispositions	—	—	—	41,951	—	—	41,951
Total Real Estate Sales	—	—	—	54,289	—	—	$54,289

Revenue from Contracts with Customers	38,935	25,835	40,874	54,289	34,265	—	194,198
Other Non-Timber Sales, Primarily Lease	203	90	—	—	—	—	293
Total Revenue	$39,138	$25,925	$40,874	$54,289	$34,265	—	$194,491

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

REVENUE RECOGNITION FOR TIMBER SALES AND NON-TIMBER INCOME
Revenue from the sale of timber is recognized when control passes to the buyer. The Company utilizes two primary methods or sales channels for the sale of timber, a stumpage or standing timber model and a delivered log model. The sales method the Company employs depends upon local market conditions and which method management believes will provide the best overall margins. Under the stumpage model, standing timber is sold primarily under pay-as-cut contracts, with specified duration (typically one year or less) and fixed prices, whereby revenue is recognized as timber is severed and the sales volume is determined. The Company also sells stumpage under lump-sum contracts for specified parcels where the Company receives cash for the full agreed value of the timber prior to harvest and control passes to the buyer upon signing the contract. The Company retains interest in the land, slash products, and the use of the land for recreational and other purposes. Any uncut timber remaining at the end of the contract period reverts to the Company. Revenue is recognized for lump-sum timber sales when payment is received, the contract is signed and control passes to the buyer. A third type of stumpage sale the Company utilizes is an agreed-volume sale, whereby revenue is recognized using the output method, as periodic physical observations are made of the percentage of acreage harvested.
Under the delivered log model, the Company hires third-party loggers and haulers to harvest timber and deliver it to a buyer. Sales of domestic logs generally do not require an initial payment and are made to third-party customers on open credit terms. Sales of export logs generally require a letter of credit from an approved bank. Revenue is recognized when the logs are delivered and control has passed to the buyer. For domestic log sales, control is considered passed to the buyer as the logs are delivered to the customer’s facility. For export log sales (primarily in New Zealand), control is considered passed to the buyer upon delivery onto the export vessel.
Non-timber income is primarily comprised of hunting and recreational licenses. Such income and any related cost are recognized ratably over the term of the agreement and included in “Sales” and “Cost of sales”, respectively. Payment is generally due upon contract execution.
The following table summarizes revenue recognition and general payment terms for timber sales:

Contract Type	Performance Obligation	Timing of Revenue Recognition	General Payment Terms
Stumpage Pay-as-Cut	Right to harvest a unit (i.e. ton, MBF, JAS m3) of standing timber	As timber is severed (point-in-time)	Initial payment between 5% and 20% of estimated contract value; collection generally within 10 days of severance
Stumpage Lump Sum	Right to harvest an agreed upon volume of standing timber	Contract execution (point-in-time)	Full payment due upon contract execution
Stumpage Agreed Volume	Right to harvest an agreed upon acreage of standing timber	As timber is severed (over-time)	Payments made throughout contract term at the earlier of a specified harvest percentage or time elapsed
Delivered Wood (Domestic)	Delivery of a unit (i.e. ton, MBF, JAS m3) of timber to customer’s facility	Upon delivery to customer’s facility (point-in-time)	No initial payment and on open credit terms; collection generally within 30 days of invoice
Delivered Wood (Export)	Delivery of a unit (i.e. ton, MBF, JAS m3) onto export vessel	Upon delivery onto export vessel (point-in-time)	Letter of credit from an approved bank; collection generally within 30 days of delivery

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table presents our timber sales disaggregated by contract type for the three months ended March 31, 2018 and 2017:

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Trading	Total
March 31, 2018
Stumpage Pay-as-Cut	$22,511	—	—	—	$22,511
Stumpage Lump Sum	1,818	5,106	—	—	6,924
Stumpage Agreed Volume	—	—	—	—	—
Total Stumpage	24,329	5,106	—	—	29,435

Delivered Wood (Domestic)	13,377	25,381	20,103	937	59,798
Delivered Wood (Export)	434	—	30,486	38,146	69,066
Total Delivered	13,811	25,381	50,589	39,083	128,864

Total Timber Sales	$38,140	$30,487	$50,589	$39,083	$158,299

March 31, 2017
Stumpage Pay-as-Cut	$20,102	—	—	—	$20,102
Stumpage Lump Sum	2,797	2,580	—	—	5,377
Stumpage Agreed Volume	—	1,180	—	—	1,180
Total Stumpage	22,899	3,760	—	—	26,659

Delivered Wood (Domestic)	9,816	21,032	18,845	1,007	50,700
Delivered Wood (Export)	—	—	21,895	32,970	54,865
Total Delivered	9,816	21,032	40,740	33,977	105,565

Total Timber Sales	$32,715	$24,792	$40,740	$33,977	$132,224

REVENUE RECOGNITION FOR REAL ESTATE SALES
The Company recognizes revenue on sales of real estate generally at the point in time when cash has been received, the sale has closed, and control has passed to the buyer. A deposit of 5% is generally required at the time a purchase and sale agreement is executed, with the balance due at closing. On sales of real estate containing future performance obligations, revenue is recognized using the input method based on costs incurred to date relative to the total costs expected to fulfill the performance obligations in the contract with the customer.
REVENUE RECOGNITION FOR LOG TRADING
Log trading revenue is generally recognized when procured logs are delivered to the buyer and control has passed. For domestic log trading, control is considered passed to the buyer as the logs are delivered to the customer’s facility. For export log trading control is considered passed to the buyer upon delivery onto the export vessel. The Trading segment also includes sales from log agency contracts, whereby the Company acts as an agent managing export services on behalf of third parties. Revenue for log agency fees are recognized net of related costs.
Contract Balances
The timing of revenue recognition, invoicing and cash collections results in accounts receivable and deferred revenue (contract liabilities) on the Consolidated Balance Sheets. Accounts receivable are recorded when the Company has an unconditional right to consideration for completed performance under the contract. Contract liabilities relate to payments received in advance of performance under the contract. Contract liabilities are recognized as revenue as (or when) the Company performs under the contract.
Revenue recognized for the three months ended March 31, 2018, and March 31, 2017, that was included in the contract liability balance at the beginning of each year was $6.4 million and $4.8 million, respectively. This revenue was primarily from hunting licenses and the use of advances on pay-as-cut timber sales.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

3.	JOINT VENTURE INVESTMENT
MATARIKI FORESTRY GROUP
The Company maintains a controlling financial interest in Matariki Forestry Group (the “New Zealand JV”), a joint venture that owns or leases approximately 410,000 legal acres of New Zealand timberland. Accordingly, the Company consolidates the New Zealand JV’s balance sheet and results of operations. The portions of the consolidated financial position and results of operations attributable to the New Zealand JV’s 23% noncontrolling interest are shown separately within the Consolidated Statements of Income and Comprehensive Income and Consolidated Statements of Changes in Shareholders’ Equity. Rayonier New Zealand Limited (“RNZ”), a wholly-owned subsidiary of Rayonier Inc., serves as the manager of the New Zealand JV.

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
Operating income as presented in the Consolidated Statements of Income and Comprehensive Income is equal to segment income. Certain income (loss) items in the Consolidated Statements of Income and Comprehensive Income are not allocated to segments. These items, which include gains (losses) from certain asset dispositions, interest expense, interest and other miscellaneous income and income tax expense, are not considered by management to be part of segment operations and are included under “Corporate and other” or “unallocated interest expense and other.”
The following tables summarize the segment information for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
SALES	2018	2017
Southern Timber	$43,588	$39,138
Pacific Northwest Timber	31,374	25,925
New Zealand Timber	52,964	40,874
Real Estate (a)	36,064	54,289
Trading	39,212	34,265
Intersegment Eliminations	(6)	—
Total	$203,196	$194,491

(a)	The three months ended March 31, 2017 includes $42.0 million of Large Dispositions.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended March 31,
OPERATING INCOME (LOSS)	2018	2017
Southern Timber	$12,227	$13,939
Pacific Northwest Timber	4,674	(878)
New Zealand Timber	15,957	10,243
Real Estate (a)	28,054	29,665
Trading	149	1,097
Corporate and other	(3,987)	(4,805)
Total Operating Income	57,074	49,261
Unallocated interest expense and other	(7,432)	(7,897)
Total Income before Income Taxes	$49,642	$41,364

(a)	The three months ended March 31, 2017 includes $28.2 million of Large Dispositions.

	Three Months Ended March 31,
DEPRECIATION, DEPLETION AND AMORTIZATION	2018	2017
Southern Timber	$15,979	$12,452
Pacific Northwest Timber	9,504	10,210
New Zealand Timber	5,717	5,407
Real Estate (a)	3,066	10,707
Trading	—	—
Corporate and other	271	100
Total	$34,537	$38,876

(a)	The three months ended March 31, 2017 includes $8.1 million from Large Dispositions.

	Three Months Ended March 31,
NON-CASH COST OF LAND AND IMPROVED DEVELOPMENT	2018	2017
Southern Timber	—	—
Pacific Northwest Timber	—	—
New Zealand Timber	—	—
Real Estate (a)	1,624	10,222
Trading	—	—
Total	$1,624	$10,222

(a)	The three months ended March 31, 2017 includes $5.7 million from Large Dispositions.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

5.	DEBT
Rayonier’s debt consisted of the following at March 31, 2018:

March 31, 2018
Term Credit Agreement borrowings due 2024 at a variable interest rate of 3.3% at March 31, 2018 (a)	$350,000
Senior Notes due 2022 at a fixed interest rate of 3.75%	325,000
Incremental Term Loan Agreement borrowings due 2026 at a variable interest rate of 3.6% at March 31, 2018 (b)	300,000
Revolving Credit Facility borrowings due 2020 at an average variable interest rate of 3.1% at March 31, 2018	24,000
Total debt	999,000
Less: Deferred financing costs	(2,855)
Long-term debt, net of deferred financing costs	$996,145

(a)    As of March 31, 2018, the periodic interest rate on the term loan facility was LIBOR plus 1.625%. The Company estimates the effective fixed interest rate on the term loan facility to be approximately 3.3% after consideration of interest rate swaps and estimated patronage refunds.
(b)    As of March 31, 2018, the periodic interest rate on the incremental term loan was LIBOR plus 1.900%. The Company estimates the effective fixed interest rate on the incremental term loan facility to be approximately 2.8% after consideration of interest rate swaps and estimated patronage refunds.
Principal payments due during the next five years and thereafter are as follows:

2018	—
2019	—
2020	24,000
2021	—
2022	325,000
Thereafter	650,000
Total Debt	$999,000
2018 DEBT ACTIVITY
During the three months ended March 31, 2018, the Company made a repayment of $26.0 million on the Revolving Credit Facility. As of March 31, 2018, the Company had available borrowings of $165.6 million under the Revolving Credit Facility, net of $10.4 million to secure its outstanding letters of credit.
In addition, the New Zealand JV fully repaid its shareholder loan held by the noncontrolling interest party during the three months ended March 31, 2018.
DEBT COVENANTS
In connection with the Company’s $350 million term credit agreement (the “Term Credit Agreement”), $300 million incremental term loan agreement (the “Incremental Term Loan Agreement”) and $200 million revolving credit facility (the “Revolving Credit Facility”), customary covenants must be met, the most significant of which include interest coverage and leverage ratios.
In addition to these financial covenants listed above, the Senior Notes, Term Credit Agreement, Incremental Term Loan Agreement and Revolving Credit Facility include customary covenants that limit the incurrence of debt and the disposition of assets, among others. At March 31, 2018, the Company was in compliance with all applicable covenants.

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

An analysis of higher and better use timberlands and real estate development investments from December 31, 2017 to March 31, 2018 is shown below:

	Higher and Better Use Timberlands and Real Estate Development Investments
	Land and Timber	Development Investments	Total
Non-current portion at December 31, 2017	$59,653	$21,144	$80,797
Plus: Current portion (a)	6,702	11,648	18,350
Total Balance at December 31, 2017	66,355	32,792	99,147
Non-cash cost of land and improved development	(486)	(999)	(1,485)
Timber depletion from harvesting activities and basis of timber sold in real estate sales	(258)	—	(258)
Capitalized real estate development investments (b)	—	2,340	2,340
Intersegment transfers	773	—	773
Total Balance at March 31, 2018	66,384	34,133	100,517
Less: Current portion (a)	(3,828)	(8,987)	(12,815)
Non-current portion at March 31, 2018	$62,556	$25,146	$87,702

(a)	The current portion of Higher and Better Use Timberlands and Real Estate Development Investments is recorded in Inventory. See Note 16 — Inventory for additional information.

(b)	Capitalized real estate development investments include $0.2 million of capitalized interest.

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
At March 31, 2018, the future minimum payments under non-cancellable operating leases, timberland leases and other commitments were as follows:

	Operating Leases	Timberland Leases (a)	Commitments (b)	Total
Remaining 2018	$878	$7,415	$6,996	$15,289
2019	947	9,389	4,279	14,615
2020	755	9,124	3,982	13,861
2021	636	8,947	1,877	11,460
2022	629	8,894	1,539	11,062
Thereafter (c)	703	157,168	1,507	159,378
	$4,548	$200,937	$20,180	$225,665

(a)	The majority of timberland leases are subject to increases or decreases based on either the Consumer Price Index, Producer Price Index or market rates.

(b)
Commitments include $2.4 million of pension contribution requirements remaining in 2018 based on actuarially determined estimates and IRS minimum funding requirements, payments expected to be made on derivative financial instruments (foreign exchange contracts and interest rate swaps), construction of the Company’s Wildlight development project and other purchase obligations. For additional information on the pension contribution see Note 15 — Employee Benefit Plans in the 2017 Form 10-K.

(c)
Includes 20 years of future minimum payments for perpetual Crown Forest Licenses (“CFL”). A CFL consists of a license to use public or government owned land to operate a commercial forest. The CFL's extend indefinitely and may only be terminated upon a 35-year termination notice from the government. If no termination notice is given, the CFLs renew automatically each year for a one-year term. As of March 31, 2018, the New Zealand JV has three CFL’s under termination notice that are currently being relinquished as harvest activities are concluding, as well as two fixed term CFL’s expiring in 2062. The annual license fee is determined based on current market rental value, with triennial rent reviews.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

8.    INCOME TAXES
The operations conducted by the Company’s REIT entities are generally not subject to U.S. federal and state income tax. The New Zealand JV is subject to corporate level tax in New Zealand. Non-REIT qualifying operations are conducted by the Company’s TRS. The primary businesses performed in Rayonier’s TRS include log trading and certain real estate activities, such as the sale and entitlement of development HBU properties. For the three months ended March 31, 2018, the Company recorded income tax expense of $6.9 million. For the three months ended March 31, 2017, the Company recorded income tax expense of $6.3 million.
PROVISION FOR INCOME TAXES
The Company’s effective tax rate is below the 21.0% U.S. statutory rate due to tax benefits associated with being a REIT. The Company’s annualized effective tax rate (“AETR”) as of March 31, 2018 and March 31, 2017 was 13.9% and 15.6%, respectively. The increase in income tax expense and the decrease in AETR for the three months ended March 31, 2018 is principally related to the New Zealand JV.
In accordance with GAAP, the Company recognizes the impact of a tax position if a position is “more-likely-than-not” to prevail. For the three months ended March 31, 2018, there were no material changes in uncertain tax positions.
U.S. TAX REFORM
The Tax Cuts and Jobs Act (the “Act”) was signed into law on December 22, 2017 making significant changes to the Internal Revenue Code. Changes include a permanent reduction in the U.S. statutory corporate income tax rate from 35% to 21% beginning January 1, 2018 and a one-time transition tax on the deemed repatriation of deferred foreign earnings in 2017.
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
The Company has not completed its assessment of the accounting implications of the Act. However, the Company reasonably calculated an estimate of the impact of the Act in the 2017 year end income tax provision and recorded $0.1 million of additional income tax expense as of December 31, 2017. This amount was offset by the Alternative Minimum Tax credit benefit, resulting in a zero net effect to income tax expense. This provisional amount is related to the one-time transition tax on the deemed repatriation of deferred foreign earnings as of December 31, 2017. The remeasurement of certain deferred tax assets and liabilities resulting from the permanent reduction in the U.S. statutory corporate tax rate resulted in a provisional amount of zero as the change in rate was offset by a change in the valuation allowance.
As the Company completes its analysis of the Act, it may make adjustments to the provisional amounts. No adjustments have been made to the provisional amounts as of the three months ended March 31, 2018. However, any subsequent adjustments to these amounts will be recorded to current tax expense in the quarter the analysis is complete.
The Act subjects a U.S. shareholder to current tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries effective January 1, 2018. For the current year, the Company’s REIT entity has a GILTI income inclusion of $0.8 million. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. Due to the Company’s REIT status and the corresponding distribution requirement, the Company has neither a deferred tax related to GILTI nor any current tax expense.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

9.	CONTINGENCIES

Following the Company’s November 10, 2014 earnings release and filing of the restated interim financial statements for the quarterly periods ended March 31 and June 30, 2014, (the “November 2014 Announcement”), on November 26, 2014, December 29, 2014, January 26, 2015, February 13, 2015, and May 12, 2015, the Company received separate letters from shareholders requesting that the Company investigate or pursue derivative claims against certain officers and directors related to the November 2014 Announcement (the “Derivative Claims”). Although these demands do not identify any claims against the Company, the Company has certain obligations to advance expenses and provide indemnification to certain current and former officers and directors of the Company. The Company has also incurred expenses as a result of costs arising from the investigation of the claims alleged in the various demands.

Following the Company’s receipt of the Derivative Claims, it entered into a series of tolling agreements with the shareholders from whom it received demands (the “Demand Shareholders”). The last of these tolling agreements ended in March of 2017. On October 13, 2017, one of the Demand Shareholders filed an action in the United States District Court for the Middle District of Florida, currently styled Molloy v. Boynton, et al., Civil Action No. 3:17-cv-01157-TJC-MCR (the “Derivative Lawsuit”). The complaint alleges breaches of fiduciary duties and unjust enrichment and names as defendants former officers, Paul G. Boynton, Hans E. Vanden Noort and N. Lynn Wilson, and former directors, C. David Brown, II, Mark E. Gaumond, James H. Miller, Thomas I. Morgan and Ronald Townsend (the former officers and directors named as defendants are collectively the “Individual Defendants”).
In November 2017, the parties reached an agreement to resolve all claims brought in the Derivative Lawsuit and agreed to negotiate in good faith regarding the amount of attorneys’ fees and expenses to be paid to the Demand Shareholders’ counsel, subject to court approval. The parties executed a term sheet on November 27, 2017, and agreed to schedule a mediation regarding the amount of attorneys’ fees and expenses. On November 30, 2017, Rayonier and certain of the Individual Defendants who had been served with the complaint filed an unopposed Motion to Stay or, in the Alternative, to Extend Time to Respond to the Complaint in order to allow the parties time to attempt to resolve the Derivative Lawsuit without further litigation. On December 6, 2017, the Court entered an order staying the case, directing that the case be administratively closed, and ordering the parties to file a joint status report with the Court not later than March 15, 2018. At December 31, 2017, the case was stayed, some of the Individual Defendants had not yet been served, none of the defendants had filed any responsive pleading or dispositive motion, and the Company could not determine whether there was a likelihood a material loss had been incurred nor could the range of any such loss be estimated.
On March 13, 2018, the Demand Shareholders, Rayonier, certain of Rayonier’s directors’ and officers’ insurance carriers, and certain of the Individual Defendants participated in a mediation, at the conclusion of which the parties reached an agreement in principle to settle the case and amended the term sheet to memorialize such agreement. On April 17, 2018, Plaintiff filed with the Court Plaintiff’s Unopposed Motion for Preliminary Approval of Derivative Settlement and Memorandum of Legal Authority in Support (“Motion for Preliminary Approval”). The terms of the proposed settlement (the “Settlement”) are contained in the Stipulation and Agreement of Settlement (the “Stipulation”), which was attached to the Motion for Preliminary Approval and filed with the Court. The Stipulation, executed by all parties, included the material terms of the term sheet. Pursuant to the terms of the Settlement, which is subject to Court approval and objections by shareholders, the Company agreed to certain governance reforms and to cause certain of its directors’ and officers’ liability insurance carriers to fund a settlement payment for the Demand Shareholders’ attorneys’ fees and expenses as well as incentive awards to the Demand Shareholders in the aggregate amount of $1.995 million. The payments agreed to on March 13, 2018, including the realized amount to be funded by the insurance carriers, were reflected in the Company’s Consolidated Financial Statements as of March 31, 2018.
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
As of March 31, 2018, the following financial guarantees were outstanding:

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

(b)
In conjunction with a timberland sale and note monetization in 2004, the Company issued a make-whole agreement pursuant to which it guaranteed $2.3 million of obligations of a special-purpose entity that was established to complete the monetization. At March 31, 2018, the Company has a de minimis liability to reflect the fair market value of its obligation to perform under the make-whole agreement.

(c)
Rayonier issues surety bonds primarily to secure timber harvesting obligations in the State of Washington and to provide collateral for outstanding claims under the Company’s previous workers’ compensation self-insurance programs in Washington and Florida. Rayonier has also obtained performance bonds to secure the development activity at the Company’s Wildlight development project. These surety bonds expire at various dates during 2018 and 2019 and are expected to be renewed as required.

11.    EARNINGS PER COMMON SHARE
The following table provides details of the calculations of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2018	2017
Net Income	$42,706	$35,083
Less: Net income attributable to noncontrolling interest	2,167	1,240
Net income attributable to Rayonier Inc.	$40,539	$33,843

Shares used for determining basic earnings per common share	128,801,210	123,587,901
Dilutive effect of:
Stock options	78,475	106,690
Performance and restricted shares	672,712	228,275
Shares used for determining diluted earnings per common share	129,552,397	123,922,866

Basic earnings per common share attributable to Rayonier Inc.:	$0.31	$0.27

Diluted earnings per common share attributable to Rayonier Inc.:	$0.31	$0.27

	Three Months Ended March 31,
	2018	2017
Anti-dilutive shares excluded from the computations of diluted earnings per share:
Stock options	171,819	592,653

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
FOREIGN CURRENCY EXCHANGE AND OPTION CONTRACTS
The functional currency of Rayonier’s wholly owned subsidiary, Rayonier New Zealand Limited, and the New Zealand JV is the New Zealand dollar. The New Zealand JV is exposed to foreign currency risk on export sales and ocean freight payments which are mainly denominated in U.S. dollars. The New Zealand JV typically hedges 35% to 90% of its estimated foreign currency exposure with respect to the following three months forecasted sales and purchases, 25% to 75% of forecasted sales and purchases for the forward three to 12 months and up to 50% of the forward 12 to 18 months. Foreign currency exposure from the New Zealand JV’s trading operations is typically hedged based on the following three months forecasted sales and purchases. As of March 31, 2018, foreign currency exchange contracts and foreign currency option contracts had maturity dates through May 2019 and March 2019, respectively.
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
The New Zealand JV is exposed to foreign currency risk when making shareholder loan payments which are denominated in U.S. dollars. The New Zealand JV typically hedges 60% to 100% of its estimated foreign currency exposure with respect to the following three months forecasted distributions, up to 75% of forecasted distributions for the forward three to six months and up to 50% of the forward six to 12 months. For the three months ended March 31, 2018, the change in fair value of the foreign exchange forward contracts of $0.1 million was recorded in “Interest and other miscellaneous income, net” as the contracts did not qualify for hedge accounting treatment. As of March 31, 2018, foreign exchange forward contracts had maturity dates through December 2018.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

In March 2018, the Company entered into a foreign currency exchange contract (notional amount of NZ$37 million) to mitigate the risk of fluctuations in foreign currency exchange rates when translating the New Zealand JV’s balance sheet to U.S. dollars. This contract hedged the cash portion of the Company’s net investment in New Zealand and qualified as a net investment hedge. The Company intends to repatriate the cash in April 2018. The fair value of this contract was determined by a mark-to-market valuation, which estimates fair value by discounting the difference between the contracted forward price and the current forward price for the residual maturity of the contract using a risk-free interest rate. The hedge qualified for hedge accounting whereby fluctuations in fair market value during the life of the hedge are recorded in AOCI and remain there permanently unless a partial or full liquidation of the investment is made. At each reporting period, the Company reviews the hedge for ineffectiveness. Ineffectiveness can occur when changes to the investment or the hedged instrument are made such that the risk of foreign exchange movements are no longer mitigated by the hedging instrument. At that time, the amount related to the ineffectiveness of the hedge is recorded into earnings. The Company does not expect any ineffectiveness during the life of the hedge. The foreign currency exchange contract matures April 2018.
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
The following table contains information on the outstanding interest rate swaps as of March 31, 2018:

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables demonstrate the impact of the Company’s derivatives on the Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2018 and 2017.

		Three Months Ended March 31,
	Income Statement Location	2018	2017
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive income	$1,233	($71)
Foreign currency option contracts	Other comprehensive income	181	(41)
Interest rate swaps	Other comprehensive income	15,598	2,633

Derivatives designated as a net investment hedge:
Foreign currency exchange contract	Other comprehensive income	110	—

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Interest and other miscellaneous income, net	129	125
During the next 12 months, the amount of the March 31, 2018 AOCI balance, net of tax, expected to be reclassified into earnings as a result of the maturation of the Company’s derivative instruments is a gain of approximately $3.0 million.
The following table contains the notional amounts of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Notional Amount
	March 31, 2018	December 31, 2017
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	$87,400	$107,400
Foreign currency option contracts	34,000	48,000
Interest rate swaps	650,000	650,000

Derivatives designated as a net investment hedge:
Foreign currency exchange contract	26,788	—

Derivative not designated as a hedging instrument:
Foreign currency exchange contracts	25,883	18,439

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table contains the fair values of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Location on Balance Sheet	Fair Value Assets / (Liabilities) (a)
		March 31, 2018	December 31, 2017
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other current assets	$3,736	$2,286
	Other assets	304	538
	Other current liabilities	(21)	(37)
Foreign currency option contracts	Other current assets	572	389
	Other assets	—	137
	Other current liabilities	(68)	(119)
	Other non-current liabilities	—	(55)
Interest rate swaps	Other assets	31,037	17,473
	Other non-current liabilities	—	(2,033)

Derivatives designated as net investment hedges:
Foreign currency exchange contract	Other current assets	110	—

Derivative not designated as a hedging instrument:
Foreign currency exchange contracts	Other current assets	238	209
	Other current liabilities	(155)	(189)

Total derivative contracts:
Other current assets		$4,656	$2,884
Other assets		31,341	18,148
Total derivative assets		$35,997	$21,032

Other current liabilities		(244)	(345)
Other non-current liabilities		—	(2,088)
Total derivative liabilities		($244)	($2,433)

(a)	See Note 13 — Fair Value Measurements for further information on the fair value of the Company’s derivatives including their classification within the fair value hierarchy.
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
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. (a)
The following table presents the carrying amount and estimated fair values of financial instruments held by the Company at March 31, 2018 and December 31, 2017, using market information and what the Company believes to be appropriate valuation methodologies under GAAP:

	March 31, 2018			December 31, 2017
Asset (Liability) (a)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$92,785	$92,785	—	$112,653	$112,653	—
Restricted cash (b)	84,903	84,903	—	59,703	59,703	—
Current maturities of long-term debt	—	—	—	(3,375)	—	(3,375)
Long-term debt (c)	(996,145)	—	(999,910)	(1,022,004)	—	(1,030,135)
Interest rate swaps (d)	31,037	—	31,037	15,440	—	15,440
Foreign currency exchange contracts (d)	4,212	—	4,212	2,807	—	2,807
Foreign currency option contracts (d)	505	—	505	352	—	352

(a)	The Company did not have Level 3 assets or liabilities at March 31, 2018 and December 31, 2017.

(b)
Restricted cash represents the proceeds from like-kind exchange sales deposited with a third-party intermediary and cash held in escrow for a real estate sale. See Note 17 — Restricted Cash for additional information.

(c)	The carrying amount of long-term debt is presented net of capitalized debt costs on non-revolving debt.

(d)	See Note 12 — Derivative Financial Instruments and Hedging Activities for information regarding the Consolidated Balance Sheets classification of the Company’s derivative financial instruments.
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
As of March 31, 2018, the Company has paid $0.5 million of the approximately $2.9 million in current year mandatory pension contribution requirements (based on actuarially determined estimates and IRS minimum funding requirements).
The net pension and postretirement benefit (credit) costs that have been recorded are shown in the following table:

Components of Net Periodic Benefit (Credit) Cost	Income Statement Location (a)	Pension		Postretirement
		Three Months Ended March 31,		Three Months Ended March 31,
		2018	2017	2018	2017
Components of Net Periodic Benefit (Credit) Cost
Service cost	Selling and general expenses	—	—	$2	$2
Interest cost	Interest and other miscellaneous income, net	751	815	12	13
Expected return on plan assets (b)	Interest and other miscellaneous income, net	(982)	(945)	—	—
Amortization of losses	Interest and other miscellaneous income, net	159	116	1	—
Net periodic benefit (credit) cost		($72)	($14)	$15	$15

(a)
Due to the adoption of ASU No. 2017-07, the service cost component of net periodic benefit (credit) cost is now recorded to “Selling and general expenses” in the Consolidated Statements of Income and Comprehensive Income with other compensation costs arising from services rendered by employees during the period. The other components of net periodic benefit (credit) cost (interest cost, expected return on plan assets and amortization of losses) are now recorded to “Interest and other miscellaneous income, net” in the Consolidated Statements of Income. Prior period amounts have been reclassified to conform to current period presentation. See Note 1 — Basis of Presentation for additional information.

(b)	The weighted-average expected long-term rate of return on plan assets used in computing 2018 net periodic benefit cost for pension benefits is 7.2%.

15.	OTHER OPERATING INCOME, NET
Other operating income, net comprised the following:

	Three Months Ended March 31,
	2018	2017
Foreign currency (expense) income	($753)	$237
Gain on sale or disposal of property and equipment	15	1
Gain on foreign currency exchange and option contracts	1,433	728
Log trading marketing fees	70	179
Income from the sale of unused Internet Protocol addresses	646	—
Miscellaneous (expense) income, net	(42)	43
Total	$1,369	$1,188

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

16.	INVENTORY
As of March 31, 2018 and December 31, 2017, Rayonier’s inventory was solely comprised of finished goods, as follows:

	March 31, 2018	December 31, 2017
Finished goods inventory
Real estate inventory (a)	$12,815	$18,350
Log inventory	7,178	5,791
Total inventory	$19,993	$24,141

(a)
Represents cost of HBU real estate (including capitalized development investments) expected to be sold within 12 months. See Note 6 — Higher And Better Use Timberlands And Real Estate Development Investments for additional information.

17.	RESTRICTED CASH
In order to qualify for like-kind exchange (“LKE”) treatment, the proceeds from real estate sales must be deposited with a third-party intermediary. These proceeds are accounted for as restricted cash until a suitable replacement property is acquired. In the event LKE purchases are not completed, the proceeds are returned to the Company after 180 days and reclassified as available cash. As of March 31, 2018 and December 31, 2017, the Company had $84.9 million and $59.7 million, respectively, of proceeds from real estate sales classified as restricted cash which were deposited with an LKE intermediary as well as cash held in escrow for a real estate sale.
The following table contains the amounts of restricted cash recorded in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows for the three months ended March 31, 2018:

March 31, 2018
Restricted cash deposited with LKE intermediary	$84,353
Restricted cash held in escrow	550
Total restricted cash shown in the Consolidated Balance Sheets	84,903
Cash and cash equivalents	92,785
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$177,688

18.	ASSETS HELD FOR SALE
Assets held for sale is composed of properties expected to be sold within 12 months that also meet the other relevant held-for sale criteria in accordance with ASC 360-10-45-9. As of March 31, 2018, the basis in properties meeting this classification was $24.6 million. Since the basis in these properties was less than the fair value, including costs to sell, no impairment was recognized. As of December 31, 2017, there were no properties identified that met this classification.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

19.	ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table summarizes the changes in AOCI by component for the three months ended March 31, 2018 and the year ended December 31, 2017. All amounts are presented net of tax and exclude portions attributable to noncontrolling interest.

	Foreign currency translation gains	Net investment hedges of New Zealand JV	Cash flow hedges		Employee benefit plans		Total
Balance as of December 31, 2016	$8,559	$1,665	$10,831		($20,199)		$856
Other comprehensive income before reclassifications	7,416	—	7,321		(673)		14,064
Amounts reclassified from accumulated other comprehensive income	—	—	(1,968)		465	(b)	(1,503)
Net other comprehensive income/(loss)	7,416	—	5,353		(208)		12,561
Balance as of December 31, 2017	$15,975	$1,665	$16,184		($20,407)		$13,417
Other comprehensive income before reclassifications	7,496	110	17,176	(a)	—		24,782
Amounts reclassified from accumulated other comprehensive income	—	—	(795)		159	(b)	(636)
Net other comprehensive income	7,496	110	16,381		159		24,146
Balance as of March 31, 2018	$23,471	$1,775	$32,565		($20,248)		$37,563

(a)	Includes $15.6 million of other comprehensive gain related to interest rate swaps. See Note 12 — Derivative Financial Instruments and Hedging Activities for additional information.

(b)	This component of other comprehensive income is included in the computation of net periodic pension cost. See Note 14 — Employee Benefit Plans for additional information.

The following table presents details of the amounts reclassified in their entirety from AOCI to net income for the three months ended March 31, 2018 and March 31, 2017:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the income statement
	March 31, 2018	March 31, 2017
Realized gain on foreign currency exchange contracts	($1,297)	($446)	Other operating income, net
Realized gain on foreign currency option contracts	(136)	(282)	Other operating income, net
Noncontrolling interest	330	168	Comprehensive income attributable to noncontrolling interest
Income tax expense from gain on foreign currency contracts	308	156	Income tax expense
Net gain from accumulated other comprehensive income	($795)	($404)

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

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	For the Three Months Ended March 31, 2018
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$203,196	—	$203,196
Costs and Expenses
Cost of sales	—	—	138,488	—	138,488
Selling and general expenses	—	4,389	4,614	—	9,003
Other operating expense (income), net	13	(635)	(747)	—	(1,369)
	13	3,754	142,355	—	146,122
OPERATING (LOSS) INCOME	(13)	(3,754)	60,841	—	57,074
Interest expense	(3,139)	(4,653)	(260)	—	(8,052)
Interest and miscellaneous income (expense), net	2,628	765	(2,773)	—	620
Equity in income from subsidiaries	41,063	48,828	—	(89,891)	—
INCOME BEFORE INCOME TAXES	40,539	41,186	57,808	(89,891)	49,642
Income tax expense	—	(123)	(6,813)	—	(6,936)
NET INCOME	40,539	41,063	50,995	(89,891)	42,706
Less: Net income attributable to noncontrolling interest	—	—	2,167	—	2,167
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	40,539	41,063	48,828	(89,891)	40,539
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment, net of income tax	7,606	111	9,577	(7,606)	9,688
Cash flow hedges, net of income tax	16,381	15,598	1,017	(16,381)	16,615
Amortization of pension and postretirement plans, net of income tax	159	159	—	(159)	159
Total other comprehensive income	24,146	15,868	10,594	(24,146)	26,462
COMPREHENSIVE INCOME	64,685	56,931	61,589	(114,037)	69,168
Less: Comprehensive income attributable to noncontrolling interest	—	—	4,483	—	4,483
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$64,685	$56,931	$57,106	($114,037)	$64,685

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	For the Three Months Ended March 31, 2017
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$194,491	—	$194,491
Costs and Expenses
Cost of sales	—	—	136,828	—	136,828
Selling and general expenses	—	3,536	6,054	—	9,590
Other operating expense (income), net	—	111	(1,299)	—	(1,188)
	—	3,647	141,583	—	145,230
OPERATING (LOSS) INCOME	—	(3,647)	52,908	—	49,261
Interest expense	(3,139)	(4,858)	(418)	—	(8,415)
Interest and miscellaneous income (expense), net	2,202	689	(2,373)	—	518
Equity in income from subsidiaries	34,780	42,744	—	(77,524)	—
INCOME BEFORE INCOME TAXES	33,843	34,928	50,117	(77,524)	41,364
Income tax expense	—	(148)	(6,133)	—	(6,281)
NET INCOME	33,843	34,780	43,984	(77,524)	35,083
Less: Net income attributable to noncontrolling interest	—	—	1,240	—	1,240
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	33,843	34,780	42,744	(77,524)	33,843
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment, net of income tax	2,002	—	2,432	(2,002)	2,432
Cash flow hedges, net of income tax	2,572	2,633	(80)	(2,572)	2,553
Amortization of pension and postretirement plans, net of income tax	116	116	—	(116)	116
Total other comprehensive income	4,690	2,749	2,352	(4,690)	5,101
COMPREHENSIVE INCOME	38,533	37,529	46,336	(82,214)	40,184
Less: Comprehensive income attributable to noncontrolling interest	—	—	1,651	—	1,651
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$38,533	$37,529	$44,685	($82,214)	$38,533

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS
	As of March 31, 2018
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$34,837	$18,651	$39,297	—	$92,785
Accounts receivable, less allowance for doubtful accounts	1,995	946	34,852	—	37,793
Inventory	—	—	19,993	—	19,993
Prepaid expenses	—	882	15,554	—	16,436
Assets held for sale	—	—	24,552	—	24,552
Other current assets	—	216	4,719	—	4,935
Total current assets	36,832	20,695	138,967	—	196,494
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	2,424,675	—	2,424,675
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS	—	—	87,702	—	87,702
NET PROPERTY, PLANT AND EQUIPMENT	—	17,693	5,483	—	23,176
RESTRICTED CASH	—	—	84,903	—	84,903
INVESTMENT IN SUBSIDIARIES	1,583,443	2,822,945	—	(4,406,388)	—
INTERCOMPANY RECEIVABLE	43,396	(627,022)	583,626	—	—
OTHER ASSETS	2	26,471	34,949	—	61,422
TOTAL ASSETS	$1,663,673	$2,260,782	$3,360,305	($4,406,388)	$2,878,372
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	—	$3,453	$23,629	—	$27,082
Accrued taxes	—	7	3,576	—	3,583
Accrued payroll and benefits	—	2,074	1,686	—	3,760
Accrued interest	6,094	2,000	6	—	8,100
Deferred revenue	—	—	7,901	—	7,901
Other current liabilities	1,995	546	12,550	—	15,091
Total current liabilities	8,089	8,080	49,348	—	65,517
LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS	323,526	648,619	24,000	—	996,145
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	31,821	(684)	—	31,137
OTHER NON-CURRENT LIABILITIES	—	7,780	41,620	—	49,400
INTERCOMPANY PAYABLE	(299,715)	(18,961)	318,676	—	—
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,631,773	1,583,443	2,822,945	(4,406,388)	1,631,773
Noncontrolling interest	—	—	104,400	—	104,400
TOTAL SHAREHOLDERS’ EQUITY	1,631,773	1,583,443	2,927,345	(4,406,388)	1,736,173
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,663,673	$2,260,782	$3,360,305	($4,406,388)	$2,878,372

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS
	As of December 31, 2017
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$48,564	$25,042	$39,047	—	$112,653
Accounts receivable, less allowance for doubtful accounts	—	3,726	23,967	—	27,693
Inventory	—	—	24,141	—	24,141
Prepaid expenses	—	759	15,234	—	15,993
Other current assets	—	14	3,033	—	3,047
Total current assets	48,564	29,541	105,422	—	183,527
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	2,462,066	—	2,462,066
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS	—	—	80,797	—	80,797
NET PROPERTY, PLANT AND EQUIPMENT	—	21	23,357	—	23,378
RESTRICTED CASH	—	—	59,703	—	59,703
INVESTMENT IN SUBSIDIARIES	1,531,156	2,814,408	—	(4,345,564)	—
INTERCOMPANY RECEIVABLE	40,067	(628,167)	588,100	—	—
OTHER ASSETS	2	12,680	36,328	—	49,010
TOTAL ASSETS	$1,619,789	$2,228,483	$3,355,773	($4,345,564)	$2,858,481
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	—	$2,838	$22,310	—	$25,148
Current maturities of long-term debt	—	—	3,375	—	3,375
Accrued taxes	—	48	3,733	—	3,781
Accrued payroll and benefits	—	5,298	4,364	—	9,662
Accrued interest	3,047	1,995	12	—	5,054
Deferred revenue	—	—	9,721	—	9,721
Other current liabilities	—	564	11,243	—	11,807
Total current liabilities	3,047	10,743	54,758	—	68,548
LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS	323,434	663,570	35,000	—	1,022,004
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	32,589	(684)	—	31,905
OTHER NON-CURRENT LIABILITIES	—	9,386	33,698	—	43,084
INTERCOMPANY PAYABLE	(299,715)	(18,961)	318,676	—	—
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,593,023	1,531,156	2,814,408	(4,345,564)	1,593,023
Noncontrolling interest	—	—	99,917	—	99,917
TOTAL SHAREHOLDERS’ EQUITY	1,593,023	1,531,156	2,914,325	(4,345,564)	1,692,940
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,619,789	$2,228,483	$3,355,773	($4,345,564)	$2,858,481

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
	For the Three Months Ended March 31, 2018
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	($701)	$37,055	$41,881	—	$78,235
INVESTING ACTIVITIES
Capital expenditures	—	(35)	(13,157)	—	(13,192)
Real estate development investments	—	—	(2,340)	—	(2,340)
Purchase of timberlands	—	—	(12)	—	(12)
Investment in subsidiaries	—	31,654	—	(31,654)	—
Other	—	—	(2,105)	—	(2,105)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	31,619	(17,614)	(31,654)	(17,649)
FINANCING ACTIVITIES
Repayment of debt	—	(26,000)	(3,375)	—	(29,375)
Dividends paid	(32,123)	—	—	—	(32,123)
Proceeds from the issuance of common shares under incentive stock plan	5,455	—	—	—	5,455
Repurchase of common shares under share repurchase program	(18)	—	—	—	(18)
Intercompany distributions	13,660	(49,065)	3,751	31,654	—
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(13,026)	(75,065)	376	31,654	(56,061)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	807	—	807
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	(13,727)	(6,391)	25,450	—	5,332
Balance, beginning of year	48,564	25,042	98,750	—	172,356
Balance, end of period	$34,837	$18,651	$124,200	—	$177,688

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
	For the Three Months Ended March 31, 2017
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	($1,192)	$36,931	($1,796)	—	$33,943
INVESTING ACTIVITIES
Capital expenditures	—	—	(14,362)	—	(14,362)
Real estate development investments	—	—	(2,185)	—	(2,185)
Purchase of timberlands	—	—	(11,293)	—	(11,293)
Net proceeds from large disposition	—	—	42,034	—	42,034
Rayonier office building under construction	—	—	(2,604)	—	(2,604)
Investment in subsidiaries	—	2,636	—	(2,636)	—
Other	—	—	(5,617)	—	(5,617)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	2,636	5,973	(2,636)	5,973
FINANCING ACTIVITIES
Issuance of debt	—	15,000	14,719	—	29,719
Repayment of debt	—	(15,000)	(5,530)	—	(20,530)
Dividends paid	(30,618)	—	—	—	(30,618)
Proceeds from the issuance of common shares	2,251	—	—	—	2,251
Issuance of shares under equity offering	152,345	—	—	—	152,345
Issuance of intercompany notes	—	—	—	—	—
Intercompany distributions	13,677	(30,504)	14,191	2,636	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	137,655	(30,504)	23,380	2,636	133,167
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(67)	—	(67)
CASH AND CASH EQUIVALENTS
Change in cash and cash equivalents	136,463	9,063	27,490	—	173,016
Balance, beginning of year	21,453	9,461	126,703	—	157,617
Balance, end of period	$157,916	$18,524	$154,193	—	$330,633

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
When we refer to “we,” “us,” “our,” “the Company,” or “Rayonier,” we mean Rayonier Inc. and its consolidated subsidiaries. References herein to “Notes to Financial Statements” refer to the Notes to Consolidated Financial Statements of Rayonier Inc. included in Item 1 of this report.
This MD&A is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors which may affect future results. Our MD&A should be read in conjunction with our Consolidated Financial Statements included in Item 1 of this report, our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”) and information contained in our subsequent reports filed with the Securities and Exchange Commission (the “SEC”).
FORWARD-LOOKING STATEMENTS
Certain statements in this document regarding anticipated financial outcomes, including Rayonier’s earnings guidance, if any, business and market conditions, outlook, expected dividend rate, Rayonier’s business strategies, including expected harvest schedules, timberland acquisitions and dispositions, the anticipated benefits of Rayonier’s business strategies, and other similar statements relating to Rayonier’s future events, developments, or financial or operational performance or results, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate,” “believe,” “intend,” “project,” “anticipate” and other similar language. However, the absence of these or similar words or expressions does not mean that a statement is not forward-looking. While management believes that these forward-looking statements are reasonable when made, forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. The risk factors contained in Item 1A — Risk Factors in the 2017 Form 10-K and similar discussions included in other reports that we subsequently file with the SEC, among others, could cause actual results or events to differ materially from the Company’s historical experience and those expressed in forward-looking statements made in this document.
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

OUR COMPANY
We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive softwood timber growing regions in the United States and New Zealand. Our revenues, operating income and cash flows are primarily derived from the following core business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate and Trading. As of March 31, 2018, we owned or leased under long-term agreements approximately 2.6 million acres of timberlands located in the U.S. South (1.8 million acres) and U.S. Pacific Northwest (378,000 acres). We also have a 77% ownership interest in Matariki Forestry Group, a joint venture (the “New Zealand JV”), that owns or leases approximately 410,000 acres (293,000 net plantable acres) of timberlands in New Zealand.
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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES
The preparation of financial statements requires us to make estimates, assumptions and judgments that affect our assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information we believe are reasonable. Actual results may differ from these estimates. See Note 1 — Basis of Presentation and Note 2 — Revenue contained in Part I, Item 1 of this report for a discussion of the Company’s updated accounting policies on revenue recognition and cost of sales. For a full description of our critical accounting policies, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2017 Form 10-K.

DISCUSSION OF TIMBER INVENTORY AND SUSTAINABLE YIELD
See Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield in the 2017 Form 10-K.
OUR TIMBERLANDS
Our timber operations are disaggregated into three geographically distinct segments: Southern Timber, Pacific Northwest Timber and New Zealand Timber. The following table provides a breakdown of our timberland holdings as of March 31, 2018 and December 31, 2017:

(acres in 000s)	As of March 31, 2018			As of December 31, 2017
	Owned	Leased	Total	Owned	Leased	Total
Southern
Alabama	229	14	243	229	14	243
Arkansas	—	11	11	—	11	11
Florida	266	82	348	274	83	357
Georgia	622	82	704	622	82	704
Louisiana	144	1	145	144	1	145
Mississippi	67	—	67	67	—	67
Oklahoma	92	—	92	92	—	92
South Carolina	18	—	18	18	—	18
Tennessee	1	—	1	1	—	1
Texas	182	—	182	182	—	182
	1,621	190	1,811	1,629	191	1,820

Pacific Northwest
Oregon	61	—	61	61	—	61
Washington	316	1	317	316	1	317
	377	1	378	377	1	378

New Zealand (a)	179	231	410	179	231	410
Total	2,177	422	2,599	2,185	423	2,608

(a)
Represents legal acres owned and leased by the New Zealand JV, in which Rayonier owns a 77% interest. As of March 31, 2018, legal acres in New Zealand were comprised of 293,000 plantable acres and 117,000 non-productive acres.

The following tables detail activity for owned and leased acres in our timberland holdings by state from December 31, 2017 to March 31, 2018:

(acres in 000s)	Acres Owned
	December 31, 2017	Acquisitions	Sales	March 31, 2018
Southern
Alabama	229	—	—	229
Florida	274	—	(8)	266
Georgia	622	—	—	622
Louisiana	144	—	—	144
Mississippi	67	—	—	67
Oklahoma	92	—	—	92
South Carolina	18	—	—	18
Tennessee	1	—	—	1
Texas	182	—	—	182
	1,629	—	(8)	1,621

Pacific Northwest
Oregon	61	—	—	61
Washington	316	—	—	316
	377	—	—	377

New Zealand (a)	179	—	—	179
Total	2,185	—	(8)	2,177

(a)	Represents legal acres owned by the New Zealand JV, in which Rayonier has a 77% interest.

(acres in 000s)	Acres Leased
	December 31, 2017	New Leases	Sold/Expired Leases (a)	March 31, 2018
Southern
Alabama	14	—	—	14
Arkansas	11	—	—	11
Florida	83	—	(1)	82
Georgia	82	—	—	82
Louisiana	1	—	—	1
	191	—	(1)	190

Pacific Northwest
Washington	1	—	—	1

New Zealand (b)	231	—	—	231
Total	423	—	(1)	422

(a)	Includes acres previously under lease that have been harvested and activity for the relinquishment of leased acres.

(b)	Represents legal acres leased by the New Zealand JV, in which Rayonier has a 77% interest.

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS
The following table provides key financial information by segment and on a consolidated basis:

	Three Months Ended March 31,
Financial Information (in millions)	2018	2017
Sales
Southern Timber	$43.6	$39.1
Pacific Northwest Timber	31.4	25.9
New Zealand Timber	53.0	40.8
Real Estate
Improved Development	1.1	—
Unimproved Development	7.4	—
Rural	1.7	6.7
Non-Strategic / Timberlands	25.8	5.6
Large Dispositions	—	42.0
Total Real Estate	36.1	54.3
Trading	39.2	34.3
Total Sales	$203.2	$194.5

Operating Income (Loss)
Southern Timber	$12.2	$13.9
Pacific Northwest Timber	4.7	(0.9)
New Zealand Timber	16.0	10.3
Real Estate (a)	28.1	29.7
Trading	0.1	1.1
Corporate and other	(4.0)	(4.8)
Operating Income	57.1	49.3
Interest expense, interest income and other	(7.5)	(7.9)
Income tax expense	(6.9)	(6.3)
Net Income	42.7	35.1
Less: Net income attributable to noncontrolling interest	2.2	1.3
Net Income Attributable to Rayonier Inc.	$40.5	$33.8

Adjusted EBITDA (b)
Southern Timber	$28.2	$26.4
Pacific Northwest Timber	14.2	9.3
New Zealand Timber	21.8	15.7
Real Estate	32.7	8.6
Trading	0.1	1.1
Corporate and Other	(3.7)	(4.0)
Total Adjusted EBITDA	$93.4	$57.1

(a)	The three months ended March 31, 2017 include $28.2 million from a Large Disposition.

(b)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended March 31,
Southern Timber Overview	2018	2017
Sales Volume (in thousands of tons)
Pine Pulpwood	943	823
Pine Sawtimber	580	505
Total Pine Volume	1,523	1,328
Hardwood	45	51
Total Volume	1,568	1,379

Percentage Delivered Sales	23%	20%
Percentage Stumpage Sales	77%	80%

Net Stumpage Pricing (dollars per ton)
Pine Pulpwood	$17.11	$17.29
Pine Sawtimber	26.31	26.42
Weighted Average Pine	$20.61	$20.76
Hardwood	10.49	10.95
Weighted Average Total	$20.32	$20.40

Summary Financial Data (in millions of dollars)
Timber Sales	$38.1	$32.7
Less: Cut, Haul & Freight	(6.3)	(4.6)
Net Stumpage Sales	$31.9	$28.1

Non-Timber Sales	5.4	6.4
Total Sales	$43.6	$39.1

Operating Income	$12.2	$13.9
(+) Depreciation, depletion and amortization	16.0	12.5
Adjusted EBITDA (a)	$28.2	$26.4

Other Data
Period-End Acres (in thousands)	1,811	1,817

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended March 31,
Pacific Northwest Timber Overview	2018	2017
Sales Volume (in thousands of tons)
Pulpwood	75	89
Sawtimber	304	310
Total Volume	379	399

Sales Volume (converted to MBF)
Pulpwood	7,170	8,264
Sawtimber	38,810	39,458
Total Volume	45,980	47,722

Percentage Delivered Sales	79%	80%
Percentage Sawtimber Sales	80%	78%

Delivered Log Pricing (in dollars per ton)
Pulpwood	$44.52	$38.71
Sawtimber	95.45	74.88
Weighted Average Log Price	$84.35	$66.06

Summary Financial Data (in millions of dollars)
Timber Sales	$30.5	$24.8
Less: Cut and Haul	(11.4)	(10.3)
Net Stumpage Sales	$19.1	$14.5

Non-Timber Sales	0.9	1.1
Total Sales	$31.4	$25.9

Operating Income (Loss)	$4.7	($0.9)
(+) Depreciation, depletion and amortization	9.5	10.2
Adjusted EBITDA (a)	$14.2	$9.3

Other Data
Period-End Acres (in thousands)	378	378
Sawtimber (in dollars per MBF)	$764	$609
Estimated Percentage of Export Volume	21%	25%

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended March 31,
New Zealand Timber Overview	2018	2017
Sales Volume (in thousands of tons)
Domestic Pulpwood (Delivered)	113	101
Domestic Sawtimber (Delivered)	185	196
Export Pulpwood (Delivered)	17	23
Export Sawtimber (Delivered)	244	180
Total Volume	558	500

Delivered Log Pricing (in dollars per ton)
Domestic Pulpwood	$35.99	$34.70
Domestic Sawtimber	87.02	78.45
Export Sawtimber	117.70	108.73
Weighted Average Log Price	$90.62	$81.42

Summary Financial Data (in millions of dollars)
Timber Sales	$50.6	$40.7
Less: Cut and Haul	(18.3)	(16.0)
Less: Port and Freight Costs	(8.6)	(6.0)
Net Stumpage Sales	$23.6	$18.7

Land / Other Sales	—	—
Non-Timber Sales / Carbon Credits	2.4	0.1
Total Sales	$53.0	$40.8

Operating Income	$16.0	$10.3
(+) Non-operating income	0.1	—
(+) Depreciation, depletion and amortization	5.7	5.4
Adjusted EBITDA (a)	$21.8	$15.7

Other Data
New Zealand Dollar to U.S. Dollar Exchange Rate (b)	0.7236	0.7148
Net Plantable Period-End Acres (in thousands)	293	298
Export Sawtimber (in dollars per JAS m3)	$136.85	$126.38
Domestic Sawtimber (in $NZD per tonne)	$132.03	$120.74

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

(b)	Represents the average period rate.

	Three Months Ended March 31,
Real Estate Overview	2018	2017
Sales (in millions of dollars)
Improved Development	$1.1	—
Unimproved Development	7.4	—
Rural	1.7	6.7
Non-Strategic / Timberlands	25.8	5.6
Large Dispositions (a)	—	42.0
Total Sales	$36.1	$54.3

Acres Sold
Improved Development	4.1	—
Unimproved Development	625	—
Rural	415	2,284
Non-Strategic / Timberlands	7,181	3,923
Large Dispositions (a)	—	24,954
Total Acres Sold	8,225	31,161

Gross Price per Acre (dollars per acre)
Improved Development	$280,691	—
Unimproved Development	11,922	—
Rural	3,977	2,950
Non-Strategic / Timberlands	3,599	1,427
Large Dispositions (a)	—	1,681
Weighted Average (Total) (b)	$4,387	$1,988
Weighted Average (Adjusted) (c)	$4,250	$1,988

Sales (Excluding Large Dispositions)	$36.1	$12.3

Operating Income	$28.1	$29.7
(+) Depreciation, depletion and amortization	3.1	2.6
(+) Non-cash cost of land and improved development	1.6	4.5
(–) Large Dispositions (a)	—	(28.2)
Adjusted EBITDA (d)	$32.7	$8.6

(a)
Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have a demonstrable premium relative to timberland value. In January 2017, the Company completed a disposition of approximately 25,000 acres located in Alabama for a sale price and gain of approximately $42.0 million and $28.2 million, respectively.

(b)	Excludes Large Dispositions.

(c)	Excludes Improved Development and Large Dispositions.

(d)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators below.

	Three Months Ended March 31,
Capital Expenditures By Segment (in millions of dollars)	2018	2017
Timber Capital Expenditures
Southern Timber
Reforestation, silviculture and other capital expenditures	$2.6	$3.2
Property taxes	1.6	2.6
Lease payments	1.6	1.8
Allocated overhead	1.1	1.0
Subtotal Southern Timber	$6.9	$8.6
Pacific Northwest Timber
Reforestation, silviculture and other capital expenditures	2.5	1.9
Property taxes	0.2	0.2
Allocated overhead	0.6	0.5
Subtotal Pacific Northwest Timber	$3.3	$2.6
New Zealand Timber
Reforestation, silviculture and other capital expenditures	1.8	1.4
Property taxes	0.2	0.2
Lease payments	0.4	0.6
Allocated overhead	0.7	0.7
Subtotal New Zealand Timber	$3.0	$2.9
Total Timber Segments Capital Expenditures	$13.2	$14.1
Real Estate	—	0.1
Corporate	—	0.2
Total Capital Expenditures	$13.2	$14.4

Timberland Acquisitions
Southern Timber	—	$0.5
Pacific Northwest Timber	—	1.5
New Zealand Timber	—	9.3
Subtotal Timberland Acquisitions	—	$11.3

Real Estate Development Investments	$2.3	$2.2
Rayonier Office Building	—	$2.6

The following tables summarize sales, operating income and Adjusted EBITDA variances for March 31, 2018 versus March 31, 2017 (millions of dollars):

Sales	Southern Timber		Pacific Northwest Timber		New Zealand Timber	Real Estate		Trading	Total
Three Months Ended March 31, 2017	$39.1		$25.9		$40.8	$54.3		$34.3	$194.5
Volume/Mix	3.9		(0.7)		4.8	4.1		2.0	14.1
Price	(0.1)		5.3		4.9	19.7		3.1	32.9
Non-timber sales (a)	(1.0)		0.2		2.2			(0.2)	1.2
Foreign exchange (b)	—		—		0.2	—		—	0.2
Other	1.7	(c)	0.7	(c)	—	(42.0)	(d)	—	(39.7)
Three Months Ended March 31, 2018	$43.6		$31.4		$53.0	$36.1		$39.2	$203.2

(a)    New Zealand Timber includes $2.3 million of carbon credit sales during the three months ended March 31, 2018.
(b)    Net of currency hedging impact.
(c)    Includes variance due to stumpage versus delivered sales.
(d)    Real Estate includes $42.0 million of sales from Large Dispositions in 2017.

Operating Income	Southern Timber	Pacific Northwest Timber	New Zealand Timber		Real Estate		Trading	Corporate and Other	Total
Three Months Ended March 31, 2017	$13.9	($0.9)	$10.3		$29.7		$1.1	($4.8)	$49.3
Volume/Mix	2.1	(0.1)	1.6		1.6		—	—	5.2
Price	(0.1)	5.3	2.8		19.7		—	—	27.7
Cost	(0.5)	0.4	(0.2)		0.6		(1.0)	1.0	0.3
Non-timber income	(1.3)	(0.2)	2.0		—		—	—	0.5
Foreign exchange (a)	—	—	(0.4)		—		—	—	(0.4)
Depreciation, depletion & amortization	(1.9)	0.2	0.3		0.4		—	(0.2)	(1.2)
Non-cash cost of land and improved development	—	—	—		4.3		—	—	4.3
Other	—	—	(0.4)	(b)	(28.2)	(c)	—	—	(28.6)
Three Months Ended March 31, 2018	$12.2	$4.7	$16.0		$28.1		$0.1	($4.0)	$57.1

(a)    Net of currency hedging impact.
(b)    New Zealand Timber includes $0.4 million from a settlement received in 2017.

(c)	Real Estate includes $28.2 million of operating income from Large Dispositions in 2017.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber		Real Estate	Trading	Corporate and Other	Total
Three Months Ended March 31, 2017	$26.4	$9.3	$15.7		$8.6	$1.1	($4.0)	$57.1
Volume/Mix	3.7	(0.6)	2.2		3.8	—	—	9.1
Price	(0.1)	5.3	2.8		19.7	—	—	27.7
Cost	(0.5)	0.4	(0.2)		0.6	(1.0)	0.3	(0.4)
Non-timber income	(1.3)	(0.2)	2.0		—	—	—	0.5
Foreign exchange (b)	—	—	(0.3)		—	—	—	(0.3)
Other	—	—	(0.4)	(c)	—	—	—	(0.4)
Three Months Ended March 31, 2018	$28.2	$14.2	$21.8		$32.7	$0.1	($3.7)	$93.4

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators below.

(b)	Net of currency hedging impact.

(c)	New Zealand Timber includes $0.4 million from a settlement received in 2017.

SOUTHERN TIMBER
First quarter sales of $43.6 million increased $4.5 million, or 11%, versus the prior year period. Harvest volumes increased 14% to 1.57 million tons versus 1.38 million tons in the prior year period, primarily due to incremental volume from acquisitions coupled with stronger overall demand, as the prior year period was negatively impacted by mill outages. Average pine sawtimber stumpage prices were roughly flat at $26.31 per ton versus $26.42 per ton in the prior year period, while average pine pulpwood stumpage prices decreased 1% to $17.11 per ton versus $17.29 per ton in the prior year period. The modest variation in average sawtimber and pulpwood stumpage prices was driven primarily by geographic mix. Overall, weighted-average stumpage prices (including hardwood) were roughly flat at $20.32 per ton versus $20.40 per ton in the prior year period. Operating income of $12.2 million decreased $1.7 million versus the prior year period due to lower weighted-average stumpage prices ($0.1 million), higher depletion rates ($1.9 million), lower non-timber income ($1.3 million) and higher franchise taxes and other costs ($0.5 million), which were partially offset by higher volumes ($2.1 million). First quarter Adjusted EBITDA of $28.2 million was $1.8 million above the prior year period.
PACIFIC NORTHWEST TIMBER
First quarter sales of $31.4 million increased $5.5 million, or 21%, versus the prior year period. Harvest volumes decreased 5% to 379,000 tons versus 399,000 tons in the prior year period. Average delivered sawtimber prices increased 27% to $95.45 per ton versus $74.88 per ton in the prior year period, while average delivered pulpwood prices increased 15% to $44.52 per ton versus $38.71 per ton in the prior year period. The increase in average sawtimber prices was due to strong demand from both domestic and export markets. The increase in average pulpwood prices was due to increased competition for pulpwood as markets for export chips to Asia continue to develop. Operating income of $4.7 million increased $5.6 million relative to an operating loss of $0.9 million in the prior year period due to higher prices ($5.3 million), lower depletion rates ($0.2 million) and lower other costs ($0.4 million), which were partially offset by lower volumes ($0.1 million) and lower non-timber income ($0.2 million). First quarter Adjusted EBITDA of $14.2 million was $4.9 million above the prior year period.
NEW ZEALAND TIMBER
First quarter sales of $53.0 million increased $12.2 million, or 30%, versus the prior year period. Harvest volumes increased 12% to 558,000 tons versus 500,000 tons in the prior year period, driven primarily by incremental volume from prior year acquisitions. Average delivered prices for export sawtimber increased 8% to $117.70 per ton versus $108.73 per ton in the prior year period, while average delivered prices for domestic sawtimber increased 11% to $87.02 per ton versus $78.45 per ton in the prior year period. The increase in export sawtimber prices was primarily due to stronger demand from China. The increase in domestic sawtimber prices (in U.S. dollar terms) was driven by increased demand tension between export markets and local sawmills as well as a modest rise in the NZ$/US$ exchange rate (US$0.72 per NZ$1.00 versus US$0.71 per NZ$1.00). Excluding the impact of foreign exchange rates, domestic sawtimber prices increased 9% from the prior year period. Operating income of $16.0 million increased $5.7 million versus the prior year period due to higher prices ($2.8 million), higher volumes ($1.6 million), higher carbon sales ($2.0 million) and lower depletion rates ($0.3 million), which were partially offset by unfavorable foreign exchange impacts ($0.4 million), higher costs ($0.2 million) and the prior year receipt of a timber damage settlement ($0.4 million). First quarter Adjusted EBITDA of $21.8 million was $6.1 million above the prior year period.
REAL ESTATE
First quarter sales of $36.1 million decreased $18.2 million versus the prior year period, while operating income of $28.1 million decreased $1.6 million versus the prior year period. The prior year first quarter sales and operating income included $42.0 million and $28.2 million, respectively, from a Large Disposition. Sales and operating income decreased in the first quarter due to a lower number of acres sold (8,225 acres sold versus 31,161 acres sold in the prior year period), partially offset by an increase in weighted-average prices ($4,387 per acre versus $1,742 per acre in the prior year period) due to the mix of properties sold. First quarter Adjusted EBITDA of $32.7 million was $24.1 million above the prior year period.

Improved Development closings of $1.1 million in the Wildlight development project included 2.1 acres of commercial property for $0.6 million ($283,000 per acre) and 9 residential lots for $0.5 million ($60,000 per lot or $278,000 per acre). Unimproved Development sales of $7.4 million consisted of a 494-acre tract in Nassau County, Florida for $10,000 per acre and a 131-acre tract in St. John’s County, Florida for $19,195 per acre. Rural sales of $1.7 million were comprised of 415 acres at an average price of $3,977 per acre. This compares to prior year first quarter sales of $6.7 million, comprised of 2,284 acres at an average price of $2,950 per acre. Non-strategic / Timberland sales of $25.8 million were comprised of 7,181 acres at an average price of $3,599 per acre, including a sale of 6,965 acres in St. John’s County, Florida for $3,650 per acre. This compares to prior year first quarter sales of $5.6 million, comprised of 3,923 acres in Alabama at an average price of $1,427 per acre.
TRADING
First quarter sales of $39.2 million increased $4.9 million versus the prior year period due to higher volumes and prices. Sales volumes increased 6% to 341,000 tons versus 322,000 tons in the prior year period. Average prices increased 9% to $114.61 per ton versus $105.43 per ton in the prior year period primarily due to stronger demand from China. Operating income and Adjusted EBITDA of $0.1 million decreased $1.0 million versus the prior year period due to lower trading margins resulting from increased competition for log supply coupled with higher log yard and port costs due to port congestion and vessel timing.
OTHER ITEMS
CORPORATE AND OTHER EXPENSE/ELIMINATIONS
First quarter corporate and other operating expenses of $4.0 million decreased $0.8 million versus the prior year period due to lower costs related to shareholder litigation ($0.7 million) and income from the sale of unused Internet Protocol addresses ($0.6 million), partially offset by higher depreciation expense ($0.2 million) and a reduction in overhead costs allocated to operating segments ($0.3 million).
Costs related to shareholder litigation in the prior year period include expenses incurred as a result of the securities litigation and the shareholder derivative demands. In addition, these costs include the costs associated with the Company’s response to a subpoena it received from the SEC in November 2014. In July 2016, the Division of Enforcement of the SEC notified the Company that it had concluded its investigation into the Company. For additional information related to the securities litigation, see Note 10—Contingencies of Item 8 — Financial Statements and Supplementary Data in the Company’s most recent Annual Report on Form 10-K. For additional information on the shareholder derivative demands, see Note 9 — Contingencies.
INTEREST EXPENSE
First quarter interest expense of $8.1 million decreased $0.3 million versus the prior year period due to lower average debt.
INCOME TAX EXPENSE
First quarter income tax expense of $6.9 million increased $0.6 million versus the prior year period due to improved results from the New Zealand JV, which is the primary driver of income tax expense.
OUTLOOK
Based on our strong start to 2018, we are on track to achieve our full-year Adjusted EBITDA guidance. In our Southern Timber segment, we expect to achieve our full-year volume guidance, although we anticipate lower quarterly harvest volumes for the remainder of the year, as we experienced above average stumpage removals in the first quarter. We continue to expect that average pricing in our Southern Timber segment will remain relatively flat versus 2017 average prices, with quarter-to-quarter fluctuations driven primarily by geographic mix. In our Pacific Northwest Timber segment, we are similarly on track to achieve our full-year volume guidance with lower quarterly harvest volumes for the balance of the year, while we expect continued strong sawtimber pricing due to competing demand in domestic and export markets. In our New Zealand Timber segment, we expect a seasonal uptick in quarterly volumes for the balance of the year and remain on track to achieve our full-year volume guidance, while we expect continued strong performance driven by solid demand in both domestic and export markets. In our Real Estate segment, we expect strong results again in the second quarter based on the anticipated timing of closings with lighter activity during the second half of the year. We remain pleased with the pace at which our Wildlight development project is progressing and expect additional commercial and residential closings throughout the remainder of the year.

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
SUMMARY OF LIQUIDITY AND FINANCING COMMITMENTS

	March 31,	December 31,
(millions of dollars)	2018	2017
Cash and cash equivalents	$92.8	$112.7
Total debt (a)	999.0	1,028.4
Shareholders’ equity	1,736.2	1,693.0
Total capitalization (total debt plus equity)	2,735.2	2,721.4
Debt to capital ratio	37%	38%
Net debt to enterprise value (b)	17%	18%

(a)	Total debt as of March 31, 2018 includes $999.0 million of long-term borrowings, gross of $2.9 million of deferred financing costs.

(b)	Enterprise value is calculated as the number of shares outstanding multiplied by the Company’s share price plus net debt as of March 31, 2018 and December 31, 2017.
CASH FLOWS
The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2018 and 2017.

(millions of dollars)	2018	2017
Cash provided by (used for):
Operating activities	$78.2	$33.9
Investing activities (a)	(17.6)	6.0
Financing activities	(56.1)	133.2

(a)
Due to the adoption of ASU No. 2016-18, restricted cash is now included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown and therefore changes in restricted cash are no longer reported as investing activities. Prior period amounts have been restated to conform to current period presentation.

CASH PROVIDED BY OPERATING ACTIVITIES
Cash provided by operating activities increased $44.3 million primarily due to higher operating results.
CASH USED FOR INVESTING ACTIVITIES
Cash used for investing activities increased $23.6 million compared to the prior year period primarily due to a decrease in net proceeds from Large Dispositions ($42.0 million) and an increase in real estate development investments ($0.2 million). These activities were offset by a decreases in timberland acquisitions ($11.3 million), spending on the construction of the Company’s office building ($2.6 million), capital expenditures ($1.2 million) and other investing activities of $3.5 million.
CASH USED FOR FINANCING ACTIVITIES
Cash used for financing activities increased $189.2 million from the prior year period primarily due to decreases in equity issuances ($149.1 million), net debt issuances ($38.6 million) and an increase in dividends paid ($1.5 million).

EXPECTED 2018 EXPENDITURES
Capital expenditures in 2018 are expected to be between $66 and $69 million, excluding any strategic timberland acquisitions we may make. Capital expenditures are expected to be comprised primarily of seedling planting, fertilization and other silvicultural activities, property taxes, lease payments, allocated overhead and other capitalized costs. Aside from capital expenditures, we may also acquire timberland as we actively evaluate acquisition opportunities.
Real estate development investments in 2018 are expected to be between $8 and $11 million. Expected real estate development investments are primarily related to Wildlight, our mixed-use community development project located north of Jacksonville, Florida at the interchange of I-95 and State Road A1A.
Our 2018 dividend payments are expected to be approximately $129 million assuming no change in the quarterly dividend rate of $0.25 per share or material changes in the number of shares outstanding.
Future share repurchases, if any, will depend on the Company’s liquidity and cash flow, as well as general market conditions and other considerations including capital allocation priorities.
We have approximately $2.9 million of mandatory pension contribution requirements in 2018 and may make discretionary contributions in the future.
Cash tax payments in 2018 are expected to be approximately $2.2 million, primarily due to the New Zealand JV.

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
Management uses CAD as a liquidity measure. CAD is a non-GAAP measure that management uses to measure cash generated during a period that is available for common stock dividends, distributions to the New Zealand minority shareholder, repurchase of the Company’s common shares, debt reduction, strategic acquisitions and real estate development investments. We define CAD as cash provided by operating activities adjusted for capital spending (excluding timberland acquisitions and spending on the Company’s office building) and working capital and other balance sheet changes. CAD is not necessarily indicative of the CAD that may be generated in future periods.
Management uses Adjusted EBITDA as a performance measure. Adjusted EBITDA is a non-GAAP measure that management uses to make strategic decisions about the business and that investors can use to evaluate the operational performance of the assets under management. It removes the impact of specific items that management believes do not directly reflect the core business operations on an ongoing basis. We define Adjusted EBITDA as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of land and improved development, costs related to shareholder litigation and Large Dispositions. Costs related to shareholder litigation include expenses incurred as a result of the securities litigation and the shareholder derivative demands. In addition, these costs include the costs associated with the Company’s response to a subpoena it received from the SEC in November 2014. In July 2016, the Division of Enforcement of the SEC notified the Company that it had concluded its investigation into the Company. For additional information related to the securities litigation, see Note 10—Contingencies of Item 8 — Financial Statements and Supplementary Data in the Company’s most recent Annual Report on Form 10-K. For additional information on the shareholder derivative demands, see Note 9 — Contingencies.

We reconcile Adjusted EBITDA to Net Income for the consolidated Company and to Operating Income for the segments, as those are the most comparable GAAP measures for each. The following table provides a reconciliation of Net Income to Adjusted EBITDA for the respective periods (in millions of dollars):

	Three Months Ended March 31,
	2018	2017
Net Income to Adjusted EBITDA Reconciliation
Net income	$42.7	$35.1
Interest, net	7.6	7.9
Income tax expense	6.9	6.3
Depreciation, depletion and amortization	34.5	30.8
Non-cash cost of land and improved development	1.6	4.5
Costs related to shareholder litigation	—	0.7
Large Dispositions (a)	—	(28.2)
Adjusted EBITDA	$93.4	$57.1

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

The following tables provide a reconciliation of Operating Income (Loss) by segment to Adjusted EBITDA by segment for the respective periods (in millions of dollars):

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and other	Total
March 31, 2018
Operating income	$12.2	$4.7	$16.0	$28.1	$0.1	($4.0)	$57.1
Non-operating income	—	—	0.1	—	—	0.1	0.2
Depreciation, depletion and amortization	16.0	9.5	5.7	3.1	—	0.3	34.5
Non-cash cost of land and improved development	—	—	—	1.6	—	—	1.6
Adjusted EBITDA	$28.2	$14.2	$21.8	$32.7	$0.1	($3.7)	$93.4

March 31, 2017
Operating income (loss)	$13.9	($0.9)	$10.3	$29.7	$1.1	($4.8)	$49.3
Depreciation, depletion and amortization	12.5	10.2	5.4	2.6	—	0.1	30.8
Non-cash cost of land and improved development	—	—	—	4.5	—	—	4.5
Costs related to shareholder litigation	—	—	—	—	—	0.7	0.7
Large Dispositions (a)	—	—	—	(28.2)	—	—	(28.2)
Adjusted EBITDA	$26.4	$9.3	$15.7	$8.6	$1.1	($4.0)	$57.1

(a)
Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have a demonstrable premium relative to timberland value. In January 2017, the Company completed a disposition of approximately 25,000 acres located in Alabama for a sale price and gain of approximately $42.0 million and $28.2 million, respectively.

The following table provides a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Three Months Ended March 31,
	2018	2017
Cash provided by operating activities	$78.2	$33.9
Capital expenditures (a)	(13.2)	(14.4)
Working capital and other balance sheet changes	12.4	19.3
CAD	77.4	38.8
Mandatory debt repayments	—	—
Mandatory pension requirements	(2.9)	—
CAD after mandatory debt repayments and pension requirements	74.5	38.8

Cash (used for) provided by investing activities (b)	($17.6)	$6.0
Cash (used for) provided by financing activities	($56.1)	$133.2

(a)	Capital expenditures exclude timberland acquisitions and spending on the Rayonier office building during the three months ended March 31, 2017.

(b)
Due to the adoption of ASU No. 2016-18, restricted cash is now included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown and therefore changes in restricted cash are no longer reported as investing activities. Prior period amounts have been restated to conform to current period presentation.

The following table provides supplemental cash flow data (in millions):

	Three Months Ended March 31,
	2018	2017
Purchase of timberlands	—	($11.3)
Real Estate Development Investments	(2.3)	(2.2)
Distributions to New Zealand minority shareholder (a)	(3.4)	(2.5)
Rayonier Office Building	—	(2.6)

(a)	Includes debt repayments on the New Zealand JV noncontrolling interest shareholder loan. See Note 5 — Debt for additional information.

LIQUIDITY FACILITIES
2018 DEBT ACTIVITY
During the three months ended March 31, 2018, the Company made a repayment of $26.0 million on the Revolving Credit Facility. As of March 31, 2018, the Company had available borrowings of $165.6 million under the Revolving Credit Facility, net of $10.4 million to secure its outstanding letters of credit.
In addition, The New Zealand JV fully repaid its shareholder loan held by the noncontrolling interest party during the three months ended March 31, 2018.

OFF-BALANCE SHEET ARRANGEMENTS
We utilize off-balance sheet arrangements to provide credit support for certain suppliers and vendors in case of their default on critical obligations, and collateral for outstanding claims under the Company’s previous workers’ compensation self-insurance programs. These arrangements consist of standby letters of credit and surety bonds. As part of our ongoing operations, we also periodically issue guarantees to third parties. Off-balance sheet arrangements are not considered a source of liquidity or capital resources and do not expose us to material risks or material unfavorable financial impacts. See Note 10 — Guarantees for details on the letters of credit, surety bonds and guarantees as of March 31, 2018.

CONTRACTUAL FINANCIAL OBLIGATIONS
In addition to using cash flow from operations and proceeds from Large Dispositions, we finance our operations through the issuance of debt and by entering into leases. These financial obligations are recorded in accordance with accounting rules applicable to the underlying transaction, with the result that some are recorded as liabilities on the Consolidated Balance Sheets, while others are required to be disclosed in the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis.
The following table aggregates our contractual financial obligations as of March 31, 2018 and anticipated cash spending by period:

Contractual Financial Obligations (in millions)	Total	Payments Due by Period
		Remaining 2018	2019-2020	2021-2022	Thereafter
Long-term debt (a)	$999.0	—	$24.0	$325.0	$650.0
Interest payments on long-term debt (b)	210.3	26.4	70.1	59.8	54.0
Operating leases — timberland	200.9	7.4	18.5	17.8	157.2
Operating leases — PP&E, offices	4.6	0.9	1.7	1.3	0.7
Commitments — derivatives (c)	9.0	1.3	3.1	3.1	1.5
Commitments — other (d)	11.2	5.7	5.2	0.3	—
Total contractual cash obligations	$1,435.0	$41.7	$122.6	$407.3	$863.4

(a)
The book value of long-term debt, net of deferred financing costs, is currently recorded at $996.1 million on the Company’s Consolidated Balance Sheet, but upon maturity the liability will be $999.0 million.

(b)	Projected interest payments for variable rate debt were calculated based on outstanding principal amounts and interest rates as of March 31, 2018.

(c)
Commitments — derivatives represents payments expected to be made on derivative financial instruments (foreign exchange contracts and interest rate swaps). See Note 12 — Derivative Financial Instruments and Hedging Activities.

(d)
Commitments — other includes $2.4 million of pension contribution requirements remaining in 2018 based on actuarially determined estimates and IRS minimum funding requirements, payments expected to be made on the Company’s Wildlight development project and other purchase obligations. For additional information on the pension contribution see Note 15 — Employee Benefit Plans in the 2017 Form 10-K.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Interest Rate Risk
We are exposed to interest rate risk through our variable rate debt, primarily due to changes in LIBOR. However, we use interest rate swaps to manage our exposure to interest rate movements on our term credit agreements by swapping existing and anticipated future borrowings from floating rates to fixed rates. As of March 31, 2018 we had $674 million of U.S. long-term variable rate debt. The notional amount of outstanding interest rate swap contracts at March 31, 2018 was $650 million. The term credit agreement and associated interest rate swaps mature in August 2024 and the incremental term loan agreement and associated interest rate swaps mature in May 2026. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in a corresponding increase/decrease of approximately $0.2 million in interest payments and expense over a 12-month period.
The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. The estimated fair value of our long-term fixed rate debt at March 31, 2018 was $326 million compared to the $325 million principal amount. We use interest rates of debt with similar terms and maturities to estimate the fair value of our debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at March 31, 2018 would result in a corresponding decrease/increase in the fair value of our long-term fixed rate debt of approximately $12 million.

We estimate the periodic effective interest rate on U.S. long-term fixed and variable rate debt to be approximately 3.3% after consideration of interest rate swaps and estimated patronage refunds, excluding unused commitment fees on the revolving credit facility.
The following table summarizes our outstanding debt, interest rate swaps and average interest rates, by year of expected maturity and their fair values at March 31, 2018:

(Dollars in thousands)	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Variable rate debt:
Principal amounts	—	—	$24,000	—	—	$650,000	$674,000	$674,000
Average interest rate (a)(b)	—	—	3.13%	—	—	3.43%	3.42%	—
Fixed rate debt:
Principal amounts	—	—	—	—	$325,000	—	$325,000	$325,910
Average interest rate (b)	—	—	—	—	3.75%	—	3.75%	—
Interest rate swaps:
Notional amount	—	—	—	—	—	$650,000	$650,000	$31,037
Average pay rate (b)	—	—	—	—	—	1.91%	1.91%	—
Average receive rate (b)	—	—	—	—	—	1.67%	1.67%	—

(a)    Excludes estimated patronage refunds.
(b)    Interest rates as of March 31, 2018.
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
Sales and Expense Exposure
At March 31, 2018, the New Zealand JV had foreign currency exchange contracts with a notional amount of $87 million ($2 million on behalf of suppliers) and foreign currency option contracts with a notional amount of $34 million outstanding related to foreign export sales and ocean freight payments. The amount hedged represents a portion of forecast U.S. dollar denominated export timber and log trading sales proceeds over the next 18 months and next 3 months, respectively.
Shareholder Distributions
At March 31, 2018, the New Zealand JV had foreign currency exchange contracts with a notional amount of NZ$36 million representing a portion of forecast shareholder distribution payments over the next 12 months.
Net Investment
In March 2018, we entered into a foreign currency exchange contract with a notional amount of NZ$37 million to mitigate the risk of foreign currency exchange rates fluctuations on the cash portion of the Company’s net investment in New Zealand. For additional information regarding our derivative balances and activity, see Note 12 — Derivative Financial Instruments and Hedging Activities.

The following table summarizes our outstanding foreign currency exchange rate risk contracts at March 31, 2018:

(Dollars in thousands)	0-1 months	1-2 months	2-3 months	3-6 months	6-12 months	12-18 months	Total	Fair Value
Foreign exchange contracts to sell U.S. dollar for New Zealand dollar
Notional amount	$11,650	$9,500	$8,250	$19,750	$33,250	$5,000	$87,400	$4,019
Average contract rate	1.4098	1.4304	1.4510	1.4545	1.4510	1.4658	1.4447

Foreign currency option contracts to sell U.S. dollar for New Zealand dollar
Notional amount	$4,000	$4,000	$2,000	$12,000	$12,000	—	$34,000	$505
Average strike price	1.4428	1.4424	1.4476	1.4605	1.4712	—	1.4592

Foreign exchange contracts to sell New Zealand dollar for U.S. dollar
Notional amount (NZ$)	$37,000	—	$18,750	$12,000	$5,000	—	$72,750	$194
Average contract rate	0.7269	—	0.7176	0.7334	0.7348	—	0.7261

Item 4.	CONTROLS AND PROCEDURES
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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of March 31, 2018.
In the quarter ended March 31, 2018, based upon the evaluation required by Rule 13a-15(d) under the Exchange Act, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The information set forth in Note 9—Contingencies in the “Notes to Consolidated Financial Statements” under Item 1 of Part I of this report is incorporated herein by reference.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
In February 2016, the Board of Directors approved the repurchase of up to $100 million of Rayonier’s common shares (the “share repurchase program”) to be made at management’s and the Board of Directors’ discretion. The program has no time limit and may be suspended or discontinued at any time. There were no shares repurchased under this program in the first quarter of 2018 and there was $99.3 million, or approximately 2,822,922 shares based on the period end closing stock price of $35.18, available for repurchase as of March 31, 2018.
In 1996, we began a common share repurchase program (the “1996 anti-dilutive program”) to minimize the dilutive effect of our employee incentive stock plans on earnings per share. This program limits the number of shares that may be purchased each year to the greater of 1.5% of outstanding shares at the beginning of the year or the number of incentive shares issued to employees during the year. In October 2000, July 2003 and October 2011, our Board of Directors authorized the purchase of additional shares in the program totaling 2.1 million shares. The 1996 anti-dilutive program does not have an expiration date. There were no shares purchased under this program in the first quarter of 2018 and there were 3,869,621 shares available for purchase at March 31, 2018.
The following table provides information regarding our purchases of Rayonier common shares during the quarter ended March 31, 2018:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 1 to January 31	320	33.25	—	6,692,543
February 1 to February 28	225	33.89	—	6,692,543
March 1 to March 31	266	35.18	—	6,692,543
Total	811		—

(a)
Includes 811 shares of the Company’s common shares purchased in January, February and March from current and former employees in non-open market transactions. The shares were sold by current and former employees of the Company in exchange for cash that was used to pay withholding taxes associated with the vesting of restricted stock awards under the Company’s stock incentive plan. The price per share surrendered is based on the closing price of the company’s common shares on the respective vesting dates of the awards.

(b)	Maximum number of shares authorized to be purchased as of March 31, 2018 include 3,869,621 under the 1996 anti-dilutive program and approximately 2,822,922 under the share repurchase program.

Item 6.	EXHIBITS

10.1	2018 Performance Share Annual Award Program*	Filed herewith
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2018 and 2017; (ii) the Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017; (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2018 and the Years Ended December 31, 2017 and 2016; (iv) the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2018 and 2017; and (v) the Notes to Consolidated Financial Statements
Filed herewith

*Management contract or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER INC.
(Registrant)

By:	/s/ APRIL TICE
April Tice Director, Financial Services and Corporate Controller (Duly Authorized Officer, Principal Accounting Officer)
Date: May 4, 2018