Form 10-Q
period 2018-06-30
RAYONIER INC
filed 2018-08-03
CIK 52827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 1-6780
Incorporated in the State of North Carolina
I.R.S. Employer Identification No. 13-2607329
1 RAYONIER WAY
WILDLIGHT, FL 32097
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
YES ☐        NO  ☒

As of July 27, 2018, there were outstanding 129,459,659 Common Shares of the registrant.

i

PART I.        FINANCIAL INFORMATION

Item 1.         Financial Statements

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
SALES	$245,906	$200,964	$449,101	$395,455
Costs and Expenses
Cost of sales	184,418	144,610	322,906	281,438
Selling and general expenses	11,502	10,246	20,504	19,836
Other operating income, net (Note 15)	(1,659)	(785)	(3,029)	(1,973)
	194,261	154,071	340,381	299,301
OPERATING INCOME	51,645	46,893	108,720	96,154
Interest expense	(8,102)	(8,631)	(16,155)	(17,046)
Interest and other miscellaneous income, net	2,905	4	3,525	522
INCOME BEFORE INCOME TAXES	46,448	38,266	96,090	79,630
Income tax expense (Note 8)	(7,110)	(7,493)	(14,047)	(13,774)
NET INCOME	39,338	30,773	82,043	65,856
Less: Net income attributable to noncontrolling interest	3,080	4,612	5,246	5,853
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	36,258	26,161	76,797	60,003
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment, net of income tax expense of $0, $0, $0 and $0	(29,760)	21,484	(20,072)	23,916
Cash flow hedges, net of income tax (expense) benefit of ($2,008), $1,180, ($1,640) and $1,148	529	(1,988)	17,143	565
Amortization of pension and postretirement plans, net of income tax expense of $0, $0, $0 and $0	178	116	338	233
Total other comprehensive (loss) income	(29,053)	19,612	(2,591)	24,714
COMPREHENSIVE INCOME	10,285	50,385	79,452	90,570
Less: Comprehensive (loss) income attributable to noncontrolling interest	(5,011)	9,595	(528)	11,247
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$15,296	$40,790	$79,980	$79,323
EARNINGS PER COMMON SHARE (Note 11)
Basic earnings per share attributable to Rayonier Inc.	$0.28	$0.20	$0.60	$0.48
Diluted earnings per share attributable to Rayonier Inc.	$0.28	$0.20	$0.59	$0.47

Dividends declared per share	$0.27	$0.25	$0.52	$0.50

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	June 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$106,611	$112,653
Accounts receivable, less allowance for doubtful accounts of $23 and $23	54,340	27,693
Inventory (Note 16)	19,125	24,141
Prepaid expenses	15,774	15,993
Other current assets	2,840	3,047
Total current assets	198,690	183,527
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,406,425	2,462,066
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 6)	86,955	80,797
PROPERTY, PLANT AND EQUIPMENT
Land	3,962	3,962
Buildings	23,142	23,618
Machinery and equipment	4,432	4,440
Construction in progress	545	627
Total property, plant and equipment, gross	32,081	32,647
Less — accumulated depreciation	(9,149)	(9,269)
Total property, plant and equipment, net	22,932	23,378
RESTRICTED CASH (NOTE 17)	69,638	59,703
OTHER ASSETS	66,422	49,010
TOTAL ASSETS	$2,851,062	$2,858,481
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$27,692	$25,148
Current maturities of long-term debt (Note 5)	—	3,375
Accrued taxes	5,299	3,781
Accrued payroll and benefits	6,690	9,662
Accrued interest	4,995	5,054
Deferred revenue	17,674	9,721
Other current liabilities	21,538	11,807
Total current liabilities	83,888	68,548
LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS (NOTE 5)	972,285	1,022,004
PENSION AND OTHER POSTRETIREMENT BENEFITS (NOTE 14)	30,230	31,905
OTHER NON-CURRENT LIABILITIES	51,782	43,084
COMMITMENTS AND CONTINGENCIES (NOTES 7 and 9)
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 shares authorized, 129,451,268 and 128,970,776 shares issued and outstanding	880,560	872,228
Retained earnings	716,328	707,378
Accumulated other comprehensive income (Note 18)	16,601	13,417
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,613,489	1,593,023
Noncontrolling interest	99,388	99,917
TOTAL SHAREHOLDERS’ EQUITY	1,712,877	1,692,940
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,851,062	$2,858,481

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except share data)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2016	122,904,368	$709,867	$700,887	$856	$85,142	$1,496,752
Cumulative-effect adjustment due to adoption of ASU No. 2016-16	—	—	(14,365)	—	—	(14,365)
Net income	—	—	148,842	—	12,737	161,579
Dividends ($1.00 per share)	—	—	(127,986)	—	—	(127,986)
Issuance of shares under incentive stock plans	322,314	4,751	—	—	—	4,751
Stock-based compensation	—	5,396	—	—	—	5,396
Repurchase of common shares	(5,906)	(176)	—	—	—	(176)
Actuarial change and amortization of pension and postretirement plan liabilities	—	—	—	(208)	—	(208)
Foreign currency translation adjustment	—	—	—	7,416	1,698	9,114
Cash flow hedges	—	—	—	5,353	340	5,693
Issuance of shares under equity offering, net of costs	5,750,000	152,390	—	—	—	152,390
Balance, December 31, 2017	128,970,776	$872,228	$707,378	$13,417	$99,917	$1,692,940
Net income	—	—	76,797	—	5,246	82,043
Dividends ($0.52 per share)	—	—	(67,847)	—	—	(67,847)
Issuance of shares under incentive stock plans	561,475	7,824	—	—	—	7,824
Stock-based compensation	—	3,474	—	—	—	3,474
Repurchase of common shares	(80,983)	(2,966)	—	—	—	(2,966)
Amortization of pension and postretirement plan liabilities	—	—	—	338	—	338
Foreign currency translation adjustment	—	—	—	(15,251)	(4,821)	(20,072)
Cash flow hedges	—	—	—	18,097	(954)	17,143
Balance, June 30, 2018	129,451,268	$880,560	$716,328	$16,601	$99,388	$1,712,877

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$82,043	$65,856
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	80,920	67,895
Non-cash cost of land and improved development	14,936	7,359
Stock-based incentive compensation expense	3,474	2,892
Deferred income taxes	13,653	15,214
Amortization of losses from pension and postretirement plans	338	233
Gain on sale of large disposition of timberlands	—	(28,183)
Other	(5,466)	1,719
Changes in operating assets and liabilities:
Receivables	(26,203)	(10,421)
Inventories	1,014	(1,772)
Accounts payable	4,448	5,141
Income tax receivable/payable	(84)	(126)
All other operating activities	12,510	2,508
CASH PROVIDED BY OPERATING ACTIVITIES	181,583	128,315
INVESTING ACTIVITIES
Capital expenditures	(25,920)	(29,840)
Real estate development investments	(4,501)	(5,599)
Purchase of timberlands	(31,234)	(237,235)
Net proceeds from large disposition of timberlands	—	42,029
Rayonier office building under construction	—	(5,573)
Other	113	1,033
CASH (USED FOR) INVESTING ACTIVITIES	(61,542)	(235,185)
FINANCING ACTIVITIES
Issuance of debt	1,014	63,389
Repayment of debt	(54,389)	(60,422)
Dividends paid	(67,053)	(62,825)
Proceeds from the issuance of common shares under incentive stock plan	7,824	3,206
Proceeds from the issuance of common shares from equity offering, net of costs	—	152,390
Repurchase of common shares	(2,966)	—
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(115,570)	95,738
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(578)	1,855
CASH, CASH EQUIVALENTS AND RESTRICTED CASH (a)
Change in cash, cash equivalents and restricted cash	3,893	(9,277)
Balance, beginning of year	172,356	157,617
Balance, end of period	$176,249	$148,340
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest (b)	$14,858	$16,546
Income taxes	302	376
Non-cash investing activity:
Capital assets purchased on account	6,646	5,284

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

(b)
Interest paid is presented net of patronage payments received of $3.8 million and $3.0 million for the six months ended June 30, 2018 and June 30, 2017, respectively. For additional information on patronage payments, see Note 5 — Debt in the 2017 Form 10-K.

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
NEW ACCOUNTING STANDARDS
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which currently requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. ASU No. 2016-02 also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. This update provides an optional transition practical expedient not to evaluate under ASU No. 2016-02 existing or expired land easements that were not previously accounted for as leases under the current leases guidance. An entity that elects this practical expedient should evaluate new or modified land easements under ASU No. 2016-02, once adopted. An entity that does not elect this practical expedient should evaluate all existing or expired land easements in connection with the adoption of ASU No. 2016-02 to assess whether they meet the definition of a lease. This standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and is required to be applied on a modified retrospective basis beginning at the earliest period presented. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.
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
SUBSEQUENT EVENTS
The Company has evaluated events occurring from June 30, 2018 to the date of issuance of these Consolidated Financial Statements for potential recognition or disclosure in the consolidated financial statements. No events were identified that warranted recognition or disclosure.

2.    REVENUE
ADOPTION OF ASC 606
For information on the adoption of ASC 606, including changes to significant accounting policies and required transition disclosures, see Note 1 — Basis of Presentation.
REVENUE RECOGNITION
The Company recognizes revenues when control of promised goods or services (“performance obligations”) is transferred to customers, in an amount that reflects the consideration expected to be entitled to in exchange for those goods or services (“transaction price”). The Company generally satisfies performance obligations within a year of entering into a contract and therefore has applied the disclosure exemption found under ASC 606-10-50-14. Unsatisfied performance obligations as of June 30, 2018 are primarily due to advances on stumpage contracts and unearned license revenue. These performance obligations are expected to be satisfied within the next twelve months. The Company generally collects payment within a year of satisfying performance obligations and therefore has elected not to adjust revenues for a financing component.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table presents our revenue from contracts with customers disaggregated by product type for the three and six months ended June 30, 2018 and 2017:

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Elim.	Total
June 30, 2018
Pulpwood	$20,300	$4,625	$7,788	—	$3,804	—	$36,517
Sawtimber	15,776	26,654	61,219	—	42,162	—	145,811
Hardwood	1,214	—	—	—	—	—	1,214
Total Timber Sales	37,290	31,279	69,007	—	45,966	—	183,542
License Revenue, Primarily From Hunting	3,936	103	142	—	—	—	4,181
Other Non-Timber/Carbon Revenue	6,589	749	504	—	—	—	7,842
Agency Fee Income	—	—	—	—	167	—	167
Total Non-Timber Sales	10,525	852	646	—	167	—	12,190
Improved Development	—	—	—	1,345	—	—	1,345
Unimproved Development	—	—	—	—	—	—	—
Rural	—	—	—	4,827	—	—	4,827
Non-strategic / Timberlands	—	—	—	43,688	—	—	43,688
Large Dispositions	—	—	—	—	—	—	—
Total Real Estate Sales	—	—	—	49,860	—	—	49,860

Revenue from Contracts with Customers	47,815	32,131	69,653	49,860	46,133	—	245,592
Other Non-Timber Sales, Primarily Lease	232	82	—	—	—	—	314
Intersegment	—	—	—	—	29	(29)	—
Total Revenue	$48,047	$32,213	$69,653	$49,860	$46,162	($29)	$245,906

June 30, 2017
Pulpwood	$15,170	$2,803	$6,450	—	$3,711	—	$28,134
Sawtimber	14,580	16,648	46,403	—	37,996	—	115,627
Hardwood	1,027	—	—	—	—	—	1,027
Total Timber Sales	30,777	19,451	52,853	—	41,707	—	144,788
License Revenue, Primarily from Hunting	3,808	93	72	—	—	—	3,973
Other Non-Timber Revenue	753	858	86	—	—	—	1,697
Agency Fee Income	—	—	—	—	330	—	330
Total Non-Timber Sales	4,561	951	158	—	330	—	6,000
Improved Development	—	—	—	143	—	—	143
Unimproved Development	—	—	—	2,500	—	—	2,500
Rural	—	—	—	5,493	—	—	5,493
Non-strategic / Timberlands	—	—	24,311	17,484	—	—	41,795
Large Dispositions	—	—	—	—	—	—	—
Total Real Estate Sales	—	—	24,311	25,620	—	—	49,931

Revenue from Contracts with Customers	35,338	20,402	77,322	25,620	42,037	—	200,719
Other Non-Timber Sales, Primarily Lease	190	55	—	—	—	—	245
Total Revenue	$35,528	$20,457	$77,322	$25,620	$42,037	—	$200,964

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Six Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Elim.	Total
June 30, 2018
Pulpwood	$41,904	$8,044	$13,632	—	$8,062	—	$71,642
Sawtimber	31,713	53,721	105,964	—	76,987	—	268,385
Hardwood	1,811	—	—	—	—	—	1,811
Total Timber Sales	75,428	61,765	119,596	—	85,049	—	341,838
License Revenue, Primarily From Hunting	8,024	128	194	—	—	—	8,346
Other Non-Timber/Carbon Revenue	7,781	1,554	2,827	—	—	—	12,162
Agency Fee Income	—	—	—	—	289	—	289
Total Non-Timber Sales	15,805	1,682	3,021	—	289	—	20,797
Improved Development	—	—	—	2,465	—	—	2,465
Unimproved Development	—	—	—	7,446	—	—	7,446
Rural	—	—	—	6,480	—	—	6,480
Non-strategic / Timberlands	—	—	—	69,533	—	—	69,533
Large Dispositions	—	—	—	—	—	—	—
Total Real Estate Sales	—	—	—	85,924	—	—	85,924

Revenue from Contracts with Customers	91,233	63,447	122,617	85,924	85,338	—	448,559
Other Non-Timber Sales, Primarily Lease	402	140	—	—	—	—	542
Intersegment	—	—	—	—	35	(35)	—
Total Revenue	$91,635	$63,587	$122,617	$85,924	$85,373	($35)	$449,101

June 30, 2017
Pulpwood	$34,146	$6,162	$11,611	—	$6,547	—	$58,466
Sawtimber	27,603	38,081	81,982	—	69,137	—	216,803
Hardwood	1,743	—	—	—	—	—	1,743
Total Timber Sales	63,492	44,243	93,593	—	75,684	—	277,012
License Revenue, Primarily from Hunting	7,638	190	119	—	—	—	7,947
Other Non-Timber Revenue	3,142	1,804	173	—	—	—	5,119
Agency Fee Income	—	—	—	—	618	—	618
Total Non-Timber Sales	10,780	1,994	292	—	618	—	13,684
Improved Development	—	—	—	143	—	—	143
Unimproved Development	—	—	—	2,500	—	—	2,500
Rural	—	—	—	12,232	—	—	12,232
Non-strategic / Timberlands	—	—	24,311	23,083	—	—	47,394
Large Dispositions	—	—	—	41,951	—	—	41,951
Total Real Estate Sales	—	—	24,311	79,909	—	—	104,220

Revenue from Contracts with Customers	74,272	46,237	118,196	79,909	76,302	—	394,916
Other Non-Timber Sales, Primarily Lease	394	145	—	—	—	—	539
Total Revenue	$74,666	$46,382	$118,196	$79,909	$76,302	—	$395,455

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table presents our timber sales disaggregated by contract type for the three and six months ended June 30, 2018 and 2017:

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Trading	Total
June 30, 2018
Stumpage Pay-as-Cut	$19,855	—	—	—	$19,855
Stumpage Lump Sum	256	4,605	—	—	4,861
Stumpage Agreed Volume	—	—	—	—	—
Total Stumpage	20,111	4,605	—	—	24,716

Delivered Wood (Domestic)	15,166	26,674	25,647	1,567	69,054
Delivered Wood (Export)	2,013	—	43,360	44,399	89,772
Total Delivered	17,179	26,674	69,007	45,966	158,826

Total Timber Sales	$37,290	$31,279	$69,007	$45,966	$183,542

June 30, 2017
Stumpage Pay-as-Cut	$18,249	—	—	—	$18,249
Stumpage Lump Sum	2,247	—	—	—	2,247
Stumpage Agreed Volume	—	54	—	—	54
Total Stumpage	20,496	54	—	—	20,550

Delivered Wood (Domestic)	10,281	19,397	20,598	1,317	51,593
Delivered Wood (Export)	—	—	32,255	40,390	72,645
Total Delivered	10,281	19,397	52,853	41,707	124,238

Total Timber Sales	$30,777	$19,451	$52,853	$41,707	$144,788

Six Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Trading	Total
June 30, 2018
Stumpage Pay-as-Cut	$42,364	—	—	—	$42,364
Stumpage Lump Sum	2,074	9,711	—	—	11,785
Stumpage Agreed Volume	—	—	—	—	—
Total Stumpage	44,438	9,711	—	—	54,149

Delivered Wood (Domestic)	28,543	52,054	45,750	2,504	128,851
Delivered Wood (Export)	2,447	—	73,846	82,545	158,838
Total Delivered	30,990	52,054	119,596	85,049	287,689

Total Timber Sales	$75,428	$61,765	$119,596	$85,049	$341,838

June 30, 2017
Stumpage Pay-as-Cut	$38,352	—	—	—	$38,352
Stumpage Lump Sum	5,043	2,580	—	—	7,623
Stumpage Agreed Volume	—	1,234	—	—	1,234
Total Stumpage	43,395	3,814	—	—	47,209

Delivered Wood (Domestic)	20,097	40,429	39,443	2,324	102,293
Delivered Wood (Export)	—	—	54,150	73,360	127,510
Total Delivered	20,097	40,429	93,593	75,684	229,803

Total Timber Sales	$63,492	$44,243	$93,593	$75,684	$277,012

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
REVENUE RECOGNITION FOR LOG TRADING
Log trading revenue is generally recognized when procured logs are delivered to the buyer and control has passed. For domestic log trading, control is considered passed to the buyer as the logs are delivered to the customer’s facility. For export log trading, control is considered passed to the buyer upon delivery onto the export vessel. The Trading segment also includes sales from log agency contracts, whereby the Company acts as an agent managing export services on behalf of third parties. Revenue for log agency fees are recognized net of related costs.
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
The following tables summarizes revenue recognized during the three and six months ended June 30, 2018 and 2017 that was included in the contract liability balance at the beginning of each year:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue recognized from contract liability balance at the beginning of the year (a)	$5,429	$3,809	$11,800	$8,592

(a)	Revenue recognized was primarily from hunting licenses and the use of advances on pay-as-cut timber sales.

3.	JOINT VENTURE INVESTMENT
MATARIKI FORESTRY GROUP
The Company maintains a controlling financial interest in Matariki Forestry Group (the “New Zealand JV”), a joint venture that owns or leases approximately 411,000 legal acres of New Zealand timberland. Accordingly, the Company consolidates the New Zealand JV’s balance sheet and results of operations. The portions of the consolidated financial position and results of operations attributable to the New Zealand JV’s 23% noncontrolling interest are shown separately within the Consolidated Statements of Income and Comprehensive Income and Consolidated Statements of Changes in Shareholders’ Equity. Rayonier New Zealand Limited (“RNZ”), a wholly-owned subsidiary of Rayonier Inc., serves as the manager of the New Zealand JV.

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
Operating income as presented in the Consolidated Statements of Income and Comprehensive Income is equal to segment income. Certain income (loss) items in the Consolidated Statements of Income and Comprehensive Income are not allocated to segments. These items, which include interest expense, interest and other miscellaneous income

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

and income tax expense, are not considered by management to be part of segment operations and are included under “Corporate and other” or “unallocated interest expense and other.”
The following tables summarize the segment information for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
SALES	2018	2017	2018	2017
Southern Timber	$48,047	$35,528	$91,635	$74,666
Pacific Northwest Timber	32,213	20,457	63,587	46,382
New Zealand Timber	69,653	77,322	122,617	118,196
Real Estate (a)	49,860	25,620	85,924	79,909
Trading	46,162	42,037	85,373	76,302
Intersegment Eliminations	(29)	—	(35)	—
Total	$245,906	$200,964	$449,101	$395,455

(a)	The six months ended June 30, 2017 includes $42.0 million of Large Dispositions.

	Three Months Ended June 30,		Six Months Ended June 30,
OPERATING INCOME (LOSS)	2018	2017	2018	2017
Southern Timber	$15,651	$9,655	$27,878	$23,594
Pacific Northwest Timber	5,625	(1,535)	10,299	(2,413)
New Zealand Timber	17,768	26,804	33,725	37,046
Real Estate (a)	18,864	16,133	46,918	45,798
Trading	227	1,141	376	2,239
Corporate and other	(6,490)	(5,305)	(10,476)	(10,110)
Total Operating Income	51,645	46,893	108,720	96,154
Unallocated interest expense and other	(5,197)	(8,627)	(12,630)	(16,524)
Total Income before Income Taxes	$46,448	$38,266	$96,090	$79,630

(a)	The six months ended June 30, 2017 includes $28.2 million of Large Dispositions.

	Three Months Ended June 30,		Six Months Ended June 30,
DEPRECIATION, DEPLETION AND AMORTIZATION	2018	2017	2018	2017
Southern Timber	$14,940	$11,904	$30,919	$24,356
Pacific Northwest Timber	9,381	7,075	18,885	17,285
New Zealand Timber (a)	8,026	15,456	13,743	20,863
Real Estate (b)	13,739	2,596	16,805	13,303
Trading	—	—	—	—
Corporate and other	297	92	568	192
Total	$46,383	$37,123	$80,920	$75,999

(a)	The three and six months ended June 30, 2017 includes $8.9 million of timber cost basis expensed in conjunction with a timberland sale.

(b)	The six months ended June 30, 2017 includes $8.1 million from Large Dispositions.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

NON-CASH COST OF LAND AND IMPROVED DEVELOPMENT	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Southern Timber	—	—	—	—
Pacific Northwest Timber	—	—	—	—
New Zealand Timber	—	128	—	128
Real Estate (a)	13,312	2,752	14,936	12,974
Trading	—	—	—	—
Total	$13,312	$2,880	$14,936	$13,102

(a)	The six months ended June 30, 2017 includes $5.7 million from Large Dispositions.

5.	DEBT
Rayonier’s debt consisted of the following at June 30, 2018:

June 30, 2018
Term Credit Agreement borrowings due 2024 at a variable interest rate of 3.6% at June 30, 2018 (a)	$350,000
Senior Notes due 2022 at a fixed interest rate of 3.75%	325,000
Incremental Term Loan Agreement borrowings due 2026 at a variable interest rate of 3.9% at June 30, 2018 (b)	300,000
Total debt	975,000
Less: Deferred financing costs	(2,715)
Long-term debt, net of deferred financing costs	$972,285

(a)    As of June 30, 2018, the periodic interest rate on the term loan facility was LIBOR plus 1.625%. The Company estimates the effective fixed interest rate on the term loan facility to be approximately 3.3% after consideration of interest rate swaps and estimated patronage refunds.
(b)    As of June 30, 2018, the periodic interest rate on the incremental term loan was LIBOR plus 1.900%. The Company estimates the effective fixed interest rate on the incremental term loan facility to be approximately 2.8% after consideration of interest rate swaps and estimated patronage refunds.
Principal payments due during the next five years and thereafter are as follows:

2018	—
2019	—
2020	—
2021	—
2022	325,000
Thereafter	650,000
Total Debt	$975,000

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

2018 DEBT ACTIVITY
During the six months ended June 30, 2018, the Company made a repayment of $50.0 million on the Revolving Credit Facility. As of June 30, 2018, the Company had available borrowings of $189.6 million under the Revolving Credit Facility, net of $10.4 million to secure its outstanding letters of credit.
In addition, the New Zealand JV made borrowings and repayments of $1.0 million on its working capital facility. As of June 30, 2018, draws totaling NZ$40.0 million remain available on the working capital facility. The New Zealand JV also fully repaid its shareholder loan held by the noncontrolling interest party during the six months ended June 30, 2018.
DEBT COVENANTS
In connection with the Company’s $350 million term credit agreement (the “Term Credit Agreement”), $300 million incremental term loan agreement (the “Incremental Term Loan Agreement”) and $200 million revolving credit facility (the “Revolving Credit Facility”), customary covenants must be met, the most significant of which include interest coverage and leverage ratios.
In addition to these financial covenants listed above, the Senior Notes, Term Credit Agreement, Incremental Term Loan Agreement and Revolving Credit Facility include customary covenants that limit the incurrence of debt and the disposition of assets, among others. At June 30, 2018, the Company was in compliance with all applicable covenants.

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
An analysis of higher and better use timberlands and real estate development investments from December 31, 2017 to June 30, 2018 is shown below:

	Higher and Better Use Timberlands and Real Estate Development Investments
	Land and Timber	Development Investments	Total
Non-current portion at December 31, 2017	$59,653	$21,144	$80,797
Plus: Current portion (a)	6,702	11,648	18,350
Total Balance at December 31, 2017	66,355	32,792	99,147
Non-cash cost of land and improved development	(1,034)	(1,853)	(2,887)
Timber depletion from harvesting activities and basis of timber sold in real estate sales	(929)	—	(929)
Capitalized real estate development investments (b)	—	4,500	4,500
Capital expenditures (silviculture)	47	—	47
Intersegment transfers	1,325	—	1,325
Total Balance at June 30, 2018	65,764	35,439	101,203
Less: Current portion (a)	(4,241)	(10,007)	(14,248)
Non-current portion at June 30, 2018	$61,523	$25,432	$86,955

(a)	The current portion of Higher and Better Use Timberlands and Real Estate Development Investments is recorded in Inventory. See Note 16 — Inventory for additional information.

(b)	Capitalized real estate development investments include $0.3 million of capitalized interest.

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
At June 30, 2018, the future minimum payments under non-cancellable operating leases, timberland leases and other commitments were as follows:

	Operating Leases	Timberland Leases (a)	Commitments (b)	Total
Remaining 2018	$590	$5,689	$7,641	$13,920
2019	1,032	8,873	5,121	15,026
2020	850	8,495	3,403	12,748
2021	736	8,497	1,573	10,806
2022	705	8,260	956	9,921
Thereafter (c)	708	147,321	1,510	149,539
	$4,621	$187,135	$20,204	$211,960

(a)	The majority of timberland leases are subject to increases or decreases based on either the Consumer Price Index, Producer Price Index or market rates.

(b)
Commitments include $1.7 million of pension contribution requirements remaining in 2018 based on actuarially determined estimates and IRS minimum funding requirements, payments expected to be made on derivative financial instruments (foreign exchange contracts and interest rate swaps), construction of the Company’s Wildlight development project and other purchase obligations. For additional information on the pension contribution see Note 15 — Employee Benefit Plans in the 2017 Form 10-K.

(c)
Includes 20 years of future minimum payments for perpetual Crown Forest Licenses (“CFL”). A CFL consists of a license to use public or government owned land to operate a commercial forest. The CFL's extend indefinitely and may only be terminated upon a 35-year termination notice from the government. If no termination notice is given, the CFLs renew automatically each year for a one-year term. As of June 30, 2018, the New Zealand JV has three CFL’s under termination notice that are currently being relinquished as harvest activities are concluding, as well as two fixed term CFL’s expiring in 2062. The annual license fee is determined based on current market rental value, with triennial rent reviews.

8.    INCOME TAXES
The operations conducted by the Company’s REIT entities are generally not subject to U.S. federal and state income tax. The New Zealand JV is subject to corporate level tax in New Zealand. Non-REIT qualifying operations are conducted by the Company’s TRS. The primary businesses performed in Rayonier’s TRS include log trading and certain real estate activities, such as the sale, entitlement and development of HBU properties. For the three and six months ended June 30, 2018, the Company recorded income tax expense of $7.1 million and $14.0 million, respectively. For the three and six months ended June 30, 2017, the Company recorded income tax expense of $7.5 million and $13.8 million, respectively.
PROVISION FOR INCOME TAXES
The Company’s effective tax rate is below the 21.0% U.S. statutory rate due to tax benefits associated with being a REIT. The Company’s annualized effective tax rate (“AETR”) as of June 30, 2018 and June 30, 2017 was 14.5% and 17.3%, respectively. The increase in income tax expense and the decrease in AETR for the three and six months ended June 30, 2018 is principally related to the New Zealand JV.
In accordance with GAAP, the Company recognizes the impact of a tax position if a position is “more-likely-than-not” to prevail. For the six months ended June 30, 2018, there were no material changes in uncertain tax positions.

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
As the Company completes its analysis of the Act, it may make adjustments to the provisional amounts. No adjustments have been made to the provisional amounts as of the six months ended June 30, 2018. However, any subsequent adjustments to these amounts will be recorded to current tax expense in the quarter the analysis is complete.
The Act subjects a U.S. shareholder to current tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries effective January 1, 2018. For the current year, the Company’s REIT entity has a GILTI income inclusion of $1.7 million. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. Due to the Company’s REIT status and the corresponding distribution requirement, the Company has neither a deferred tax related to GILTI nor any current tax expense.

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
On March 13, 2018, the Demand Shareholders, Rayonier, certain of Rayonier’s directors’ and officers’ insurance carriers, and certain of the Individual Defendants participated in a mediation, at the conclusion of which the parties reached an agreement in principle to settle the case and amended the term sheet to memorialize such agreement. On April 17, 2018, Plaintiff filed with the Court Plaintiff’s Unopposed Motion for Preliminary Approval of Derivative Settlement and Memorandum of Legal Authority in Support (“Motion for Preliminary Approval”). The terms of the proposed settlement (the “Settlement”) are contained in the Stipulation and Agreement of Settlement (the “Stipulation”), which was attached to the Motion for Preliminary Approval and filed with the Court. The Stipulation, executed by all parties, included the material terms of the term sheet. Pursuant to the terms of the Settlement, which is subject to Court approval and objections by shareholders, the Company agreed to certain governance reforms and to cause certain of its directors’ and officers’ liability insurance carriers to fund a settlement payment for the Demand Shareholders’ attorneys’ fees and expenses as well as incentive awards to the Demand Shareholders in the aggregate amount of $1.995 million. The payments agreed to on March 13, 2018, including the realized amount to be funded by the insurance carriers, were reflected in the Company’s Consolidated Financial Statements as of June 30, 2018.
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
As of June 30, 2018, the following financial guarantees were outstanding:

Financial Commitments	Maximum Potential Payment	Carrying Amount of Associated Liability
Standby letters of credit (a)	$10,353	—
Guarantees (b)	2,254	43
Surety bonds (c)	1,284	—
Total financial commitments	$13,891	$43

(a)
Approximately $9.2 million of the irrevocable standby letters of credit serve as credit support for infrastructure at the Company’s Wildlight development project. The remaining letters of credit support various insurance related agreements, primarily workers’ compensation. These letters of credit will expire at various dates during 2018 and 2019 and will be renewed as required.

(b)
In conjunction with a timberland sale and note monetization in 2004, the Company issued a make-whole agreement pursuant to which it guaranteed $2.3 million of obligations of a special-purpose entity that was established to complete the monetization. At June 30, 2018, the Company has a de minimis liability to reflect the fair market value of its obligation to perform under the make-whole agreement.

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

11.    EARNINGS PER COMMON SHARE
The following table provides details of the calculations of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Income	$39,338	$30,773	$82,043	$65,856
Less: Net income attributable to noncontrolling interest	3,080	4,612	5,246	5,853
Net income attributable to Rayonier Inc.	$36,258	$26,161	$76,797	$60,003

Shares used for determining basic earnings per common share	129,067,325	128,548,218	128,935,003	126,081,762
Dilutive effect of:
Stock options	103,154	92,513	90,815	99,602
Performance and restricted shares	540,808	447,448	606,760	337,862
Shares used for determining diluted earnings per common share	129,711,287	129,088,179	129,632,578	126,519,226

Basic earnings per common share attributable to Rayonier Inc.:	$0.28	$0.20	$0.60	$0.48

Diluted earnings per common share attributable to Rayonier Inc.:	$0.28	$0.20	$0.59	$0.47

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Anti-dilutive shares excluded from the computations of diluted earnings per share:
Stock options	254,663	586,017	213,241	589,335

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
FOREIGN CURRENCY EXCHANGE AND OPTION CONTRACTS
The functional currency of Rayonier’s wholly owned subsidiary, Rayonier New Zealand Limited, and the New Zealand JV is the New Zealand dollar. The New Zealand JV is exposed to foreign currency risk on export sales and ocean freight payments which are mainly denominated in U.S. dollars. The New Zealand JV typically hedges 35% to 90% of its estimated foreign currency exposure with respect to the following three months forecasted sales and purchases, 25% to 75% of forecasted sales and purchases for the forward three to 12 months and up to 50% of the forward 12 to 18 months. Foreign currency exposure from the New Zealand JV’s trading operations is typically hedged based on the following three months forecasted sales and purchases. As of June 30, 2018, foreign currency exchange contracts and foreign currency option contracts had maturity dates through December 2019 and March 2019, respectively.
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
Through our ownership in the New Zealand JV, the Company is exposed to foreign currency risk on shareholder distribution payments which are denominated in N.Z. dollars. On behalf of the Company, the New Zealand JV typically hedges 60% to 100% of its estimated foreign currency exposure with respect to the following three months anticipated distributions, up to 75% of anticipated distributions for the forward three to six months and up to 50% of the forward six to 12 months. For the three and six months ended June 30, 2018, the change in fair value of the foreign exchange forward contracts of $2.5 million and $2.6 million, respectively, was recorded in “Interest and other miscellaneous income, net” as the contracts did not qualify for hedge accounting treatment. As of June 30, 2018, foreign exchange forward contracts had maturity dates through December 2018.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

In March 2018, the Company entered into a foreign currency exchange contract (notional amount of NZ$37 million) to mitigate the risk of fluctuations in foreign currency exchange rates when translating the New Zealand JV’s balance sheet to U.S. dollars. This contract hedged the cash portion of the Company’s net investment in New Zealand and qualified as a net investment hedge. The fair value of this contract was determined by a mark-to-market valuation, which estimates fair value by discounting the difference between the contracted forward price and the current forward price for the residual maturity of the contract using a risk-free interest rate. This hedge qualified for hedge accounting whereby fluctuations in fair market value during the life of the hedge are recorded in AOCI and remain there permanently unless a partial or full liquidation of the investment is made. At each reporting period, the Company reviews the hedge for ineffectiveness. Ineffectiveness can occur when changes to the investment or the hedged instrument are made such that the risk of foreign exchange movements are no longer mitigated by the hedging instrument. At that time, the amount related to the ineffectiveness of the hedge is recorded into earnings. The Company did not have any ineffectiveness during the life of the hedge. In April 2018, the foreign currency exchange contract matured and the Company repatriated the cash.
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
The following table contains information on the outstanding interest rate swaps as of June 30, 2018:

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables demonstrate the impact of the Company’s derivatives on the Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2018 and 2017.

		Three Months Ended June 30,
	Income Statement Location	2018	2017
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive (loss) income	($6,630)	$3,261
Foreign currency option contracts	Other comprehensive (loss) income	(539)	976
Interest rate swaps	Other comprehensive (loss) income	5,690	(5,022)

Derivatives designated as a net investment hedge:
Foreign currency exchange contract	Other comprehensive (loss) income	(454)	—

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Interest and other miscellaneous income, net	2,479	(462)

		Six Months Ended June 30,
	Income Statement Location	2018	2017
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive (loss) income	($5,398)	$3,189
Foreign currency option contracts	Other comprehensive (loss) income	(359)	935
Interest rate swaps	Other comprehensive (loss) income	21,287	(2,388)

Derivatives designated as a net investment hedge:
Foreign currency exchange contract	Other comprehensive (loss) income	(344)	—

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Interest and other miscellaneous income, net	2,608	(327)
During the next 12 months, the amount of the June 30, 2018 AOCI balance, net of tax, expected to be reclassified into earnings as a result of the maturation of the Company’s derivative instruments is a loss of approximately $1.4 million.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table contains the notional amounts of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Notional Amount
	June 30, 2018	December 31, 2017
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	$134,250	$107,400
Foreign currency option contracts	24,000	48,000
Interest rate swaps	650,000	650,000

Derivative not designated as a hedging instrument:
Foreign currency exchange contracts	33,870	18,439
The following table contains the fair values of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Location on Balance Sheet	Fair Value Assets / (Liabilities) (a)
		June 30, 2018	December 31, 2017
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other current assets	$5	$2,286
	Other assets	—	538
	Other current liabilities	(1,951)	(37)
	Other non-current liabilities	(664)	—
Foreign currency option contracts	Other current assets	81	389
	Other assets	—	137
	Other current liabilities	(116)	(119)
	Other non-current liabilities	—	(55)
Interest rate swaps	Other assets	36,727	17,473
	Other non-current liabilities	—	(2,033)

Derivative not designated as a hedging instrument:
Foreign currency exchange contracts	Other current assets	2,492	209
	Other current liabilities	—	(189)

Total derivative contracts:
Other current assets		$2,578	$2,884
Other assets		36,727	18,148
Total derivative assets		$39,305	$21,032

Other current liabilities		(2,067)	(345)
Other non-current liabilities		(664)	(2,088)
Total derivative liabilities		($2,731)	($2,433)

(a)	See Note 13 — Fair Value Measurements for further information on the fair value of the Company’s derivatives including their classification within the fair value hierarchy.

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
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. (a)
The following table presents the carrying amount and estimated fair values of financial instruments held by the Company at June 30, 2018 and December 31, 2017, using market information and what the Company believes to be appropriate valuation methodologies under GAAP:

	June 30, 2018			December 31, 2017
Asset (Liability) (a)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$106,611	$106,611	—	$112,653	$112,653	—
Restricted cash (b)	69,638	69,638	—	59,703	59,703	—
Current maturities of long-term debt	—	—	—	(3,375)	—	(3,375)
Long-term debt (c)	(972,285)	—	(973,505)	(1,022,004)	—	(1,030,135)
Interest rate swaps (d)	36,727	—	36,727	15,440	—	15,440
Foreign currency exchange contracts (d)	(118)	—	(118)	2,807	—	2,807
Foreign currency option contracts (d)	(35)	—	(35)	352	—	352

(a)	The Company did not have Level 3 assets or liabilities at June 30, 2018 and December 31, 2017.

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
As of June 30, 2018, the Company has paid $1.2 million of the approximately $2.9 million in current year mandatory pension contribution requirements (based on actuarially determined estimates and IRS minimum funding requirements).
The net pension and postretirement benefit (credit) costs that have been recorded are shown in the following table:

Components of Net Periodic Benefit (Credit) Cost	Income Statement Location (a)	Pension		Postretirement
		Three Months Ended June 30,		Three Months Ended June 30,
		2018	2017	2018	2017
Components of Net Periodic Benefit (Credit) Cost
Service cost	Selling and general expenses	—	—	$2	$2
Interest cost	Interest and other miscellaneous income, net	759	815	13	13
Expected return on plan assets (b)	Interest and other miscellaneous income, net	(984)	(945)	—	—
Amortization of losses	Interest and other miscellaneous income, net	178	116	—	—
Net periodic benefit (credit) cost		($47)	($14)	$15	$15

Components of Net Periodic Benefit (Credit) Cost	Income Statement Location (a)	Pension		Postretirement
		Six Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Components of Net Periodic Benefit (Credit) Cost
Service cost	Selling and general expenses	—	—	$3	$3
Interest cost	Interest and other miscellaneous income, net	1,510	1,630	25	26
Expected return on plan assets (b)	Interest and other miscellaneous income, net	(1,968)	(1,891)	—	—
Amortization of losses	Interest and other miscellaneous income, net	338	233	1	—
Net periodic benefit (credit) cost		($120)	($28)	$29	$29

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

15.	OTHER OPERATING INCOME, NET
Other operating income, net comprised the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Foreign currency income (expense)	$1,267	($1,470)	$514	($1,233)
Gain (loss) on sale or disposal of property and equipment	12	(7)	27	(6)
Gain on foreign currency exchange and option contracts	386	1,536	1,819	2,264
Log trading marketing fees	62	329	131	508
Income from the sale of unused Internet Protocol addresses	—	—	646	—
Income from New Zealand Timber settlement	—	—	—	420
Miscellaneous (expense) income, net	(68)	397	(108)	20
Total	$1,659	$785	$3,029	$1,973

16.	INVENTORY
As of June 30, 2018 and December 31, 2017, Rayonier’s inventory was solely comprised of finished goods, as follows:

	June 30, 2018	December 31, 2017
Finished goods inventory
Real estate inventory (a)	$14,248	$18,350
Log inventory	4,877	5,791
Total inventory	$19,125	$24,141

(a)
Represents cost of HBU real estate (including capitalized development investments) expected to be sold within 12 months. See Note 6 — Higher And Better Use Timberlands and Real Estate Development Investments for additional information.

17.	RESTRICTED CASH
In order to qualify for like-kind exchange (“LKE”) treatment, the proceeds from real estate sales must be deposited with a third-party intermediary. These proceeds are accounted for as restricted cash until a suitable replacement property is acquired. In the event LKE purchases are not completed, the proceeds are returned to the Company after 180 days and reclassified as available cash. As of June 30, 2018 and December 31, 2017, the Company had $69.6 million and $59.7 million, respectively, of proceeds from real estate sales classified as restricted cash which were deposited with an LKE intermediary as well as cash held in escrow for a real estate sale.
The following table contains the amounts of restricted cash recorded in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows for the six months ended June 30, 2018:

June 30, 2018
Restricted cash deposited with LKE intermediary	$69,088
Restricted cash held in escrow	550
Total restricted cash shown in the Consolidated Balance Sheets	69,638
Cash and cash equivalents	106,611
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$176,249

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

18.	ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table summarizes the changes in AOCI by component for the six months ended June 30, 2018 and the year ended December 31, 2017. All amounts are presented net of tax and exclude portions attributable to noncontrolling interest.

	Foreign currency translation gains	Net investment hedges of New Zealand JV	Cash flow hedges		Employee benefit plans		Total
Balance as of December 31, 2016	$8,559	$1,665	$10,831		($20,199)		$856
Other comprehensive income before reclassifications	7,416	—	7,321		(673)		14,064
Amounts reclassified from accumulated other comprehensive income	—	—	(1,968)		465	(b)	(1,503)
Net other comprehensive income/(loss)	7,416	—	5,353		(208)		12,561
Balance as of December 31, 2017	$15,975	$1,665	$16,184		($20,407)		$13,417
Other comprehensive (loss)/income before reclassifications	(14,907)	(344)	19,106	(a)	—		3,855
Amounts reclassified from accumulated other comprehensive income	—	—	(1,009)		338	(b)	(671)
Net other comprehensive (loss)/income	(14,907)	(344)	18,097		338		3,184
Balance as of June 30, 2018	$1,068	$1,321	$34,281		($20,069)		$16,601

(a)	Includes $21.3 million of other comprehensive income related to interest rate swaps. See Note 12 — Derivative Financial Instruments and Hedging Activities for additional information.

(b)	This component of other comprehensive income is included in the computation of net periodic pension cost. See Note 14 — Employee Benefit Plans for additional information.

The following table presents details of the amounts reclassified in their entirety from AOCI to net income for the six months ended June 30, 2018 and June 30, 2017:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the income statement
	June 30, 2018	June 30, 2017
Realized gain on foreign currency exchange contracts	($1,654)	($1,730)	Other operating income, net
Realized gain on foreign currency option contracts	(165)	(534)	Other operating income, net
Noncontrolling interest	419	521	Comprehensive (loss) income attributable to noncontrolling interest
Income tax expense from gain on foreign currency contracts	391	488	Income tax expense
Net gain from accumulated other comprehensive income	($1,009)	($1,255)

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

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	For the Three Months Ended June 30, 2018
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$245,906	—	$245,906
Costs and Expenses
Cost of sales	—	—	184,418	—	184,418
Selling and general expenses	—	5,471	6,031	—	11,502
Other operating expense (income), net	—	40	(1,699)	—	(1,659)
	—	5,511	188,750	—	194,261
OPERATING (LOSS) INCOME	—	(5,511)	57,156	—	51,645
Interest expense	(3,139)	(4,900)	(63)	—	(8,102)
Interest and miscellaneous income (expense), net	2,734	746	(575)	—	2,905
Equity in income from subsidiaries	36,663	46,419	—	(83,082)	—
INCOME BEFORE INCOME TAXES	36,258	36,754	56,518	(83,082)	46,448
Income tax expense	—	(91)	(7,019)	—	(7,110)
NET INCOME	36,258	36,663	49,499	(83,082)	39,338
Less: Net income attributable to noncontrolling interest	—	—	3,080	—	3,080
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	36,258	36,663	46,419	(83,082)	36,258
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment, net of income tax	(22,856)	341	(30,101)	22,856	(29,760)
Cash flow hedges, net of income tax	1,716	5,690	(5,161)	(1,716)	529
Amortization of pension and postretirement plans, net of income tax	178	178	—	(178)	178
Total other comprehensive (loss) income	(20,962)	6,209	(35,262)	20,962	(29,053)
COMPREHENSIVE INCOME	15,296	42,872	14,237	(62,120)	10,285
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(5,011)	—	(5,011)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$15,296	$42,872	$19,248	($62,120)	$15,296

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	For the Three Months Ended June 30, 2017
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$200,964	—	$200,964
Costs and Expenses
Cost of sales	—	—	144,610	—	144,610
Selling and general expenses	—	4,248	5,998	—	10,246
Other operating expense (income), net	—	20	(805)	—	(785)
	—	4,268	149,803	—	154,071
OPERATING (LOSS) INCOME	—	(4,268)	51,161	—	46,893
Interest expense	(3,139)	(4,883)	(609)	—	(8,631)
Interest and miscellaneous income (expense), net	2,345	695	(3,036)	—	4
Equity in income from subsidiaries	26,955	35,580	—	(62,535)	—
INCOME BEFORE INCOME TAXES	26,161	27,124	47,516	(62,535)	38,266
Income tax expense	—	(169)	(7,324)	—	(7,493)
NET INCOME	26,161	26,955	40,192	(62,535)	30,773
Less: Net income attributable to noncontrolling interest	—	—	4,612	—	4,612
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	26,161	26,955	35,580	(62,535)	26,161
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of income tax	17,199	—	21,484	(17,199)	21,484
Cash flow hedges, net of income tax	(2,686)	(5,021)	3,033	2,686	(1,988)
Amortization of pension and postretirement plans, net of income tax	116	116	—	(116)	116
Total other comprehensive income (loss)	14,629	(4,905)	24,517	(14,629)	19,612
COMPREHENSIVE INCOME	40,790	22,050	64,709	(77,164)	50,385
Less: Comprehensive income attributable to noncontrolling interest	—	—	9,595	—	9,595
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$40,790	$22,050	$55,114	($77,164)	$40,790

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	For the Six Months Ended June 30, 2018
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$449,101	—	$449,101
Costs and Expenses
Cost of sales	—	—	322,906	—	322,906
Selling and general expenses	—	9,859	10,645	—	20,504
Other operating expense (income), net	12	(595)	(2,446)	—	(3,029)
	12	9,264	331,105	—	340,381
OPERATING (LOSS) INCOME	(12)	(9,264)	117,996	—	108,720
Interest expense	(6,278)	(9,555)	(322)	—	(16,155)
Interest and miscellaneous income (expense), net	5,362	1,511	(3,348)	—	3,525
Equity in income from subsidiaries	77,725	95,246	—	(172,971)	—
INCOME BEFORE INCOME TAXES	76,797	77,938	114,326	(172,971)	96,090
Income tax expense	—	(213)	(13,834)	—	(14,047)
NET INCOME	76,797	77,725	100,492	(172,971)	82,043
Less: Net income attributable to noncontrolling interest	—	—	5,246	—	5,246
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	76,797	77,725	95,246	(172,971)	76,797
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of income tax	(15,252)	452	(20,524)	15,252	(20,072)
Cash flow hedges, net of income tax	18,097	21,287	(4,144)	(18,097)	17,143
Amortization of pension and postretirement plans, net of income tax	338	338	—	(338)	338
Total other comprehensive income (loss)	3,183	22,077	(24,668)	(3,183)	(2,591)
COMPREHENSIVE INCOME	79,980	99,802	75,824	(176,154)	79,452
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(528)	—	(528)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$79,980	$99,802	$76,352	($176,154)	$79,980

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	For the Six Months Ended June 30, 2017
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$395,455	—	$395,455
Costs and Expenses
Cost of sales	—	—	281,438	—	281,438
Selling and general expenses	—	7,784	12,052	—	19,836
Other operating expense (income), net	—	131	(2,104)	—	(1,973)
	—	7,915	291,386	—	299,301
OPERATING (LOSS) INCOME	—	(7,915)	104,069	—	96,154
Interest expense	(6,278)	(9,741)	(1,027)	—	(17,046)
Interest and miscellaneous income (expense), net	4,547	1,383	(5,408)	—	522
Equity in income from subsidiaries	61,734	78,323	—	(140,057)	—
INCOME BEFORE INCOME TAXES	60,003	62,050	97,634	(140,057)	79,630
Income tax expense	—	(316)	(13,458)	—	(13,774)
NET INCOME	60,003	61,734	84,176	(140,057)	65,856
Less: Net income attributable to noncontrolling interest	—	—	5,853	—	5,853
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	60,003	61,734	78,323	(140,057)	60,003
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of income tax	19,202	—	23,916	(19,202)	23,916
Cash flow hedges, net of income tax	(115)	(2,389)	2,954	115	565
Amortization of pension and postretirement plans, net of income tax	233	233	—	(233)	233
Total other comprehensive income (loss)	19,320	(2,156)	26,870	(19,320)	24,714
COMPREHENSIVE INCOME	79,323	59,578	111,046	(159,377)	90,570
Less: Comprehensive income attributable to noncontrolling interest	—	—	11,247	—	11,247
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$79,323	$59,578	$99,799	($159,377)	$79,323

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS
	As of June 30, 2018
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$76,980	$11,964	$17,667	—	$106,611
Accounts receivable, less allowance for doubtful accounts	1,995	1,814	50,531	—	54,340
Inventory	—	—	19,125	—	19,125
Prepaid expenses	—	1,924	13,850	—	15,774
Other current assets	—	106	2,734	—	2,840
Total current assets	78,975	15,808	103,907	—	198,690
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	2,406,425	—	2,406,425
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS	—	—	86,955	—	86,955
NET PROPERTY, PLANT AND EQUIPMENT	—	17,459	5,473	—	22,932
RESTRICTED CASH	—	—	69,638	—	69,638
INVESTMENT IN SUBSIDIARIES	1,516,631	2,757,876	—	(4,274,507)	—
INTERCOMPANY RECEIVABLE	37,826	(628,749)	590,923	—	—
OTHER ASSETS	3	32,274	34,145	—	66,422
TOTAL ASSETS	$1,633,435	$2,194,668	$3,297,466	($4,274,507)	$2,851,062
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	—	$3,980	$23,712	—	$27,692
Accrued taxes	—	8	5,291	—	5,299
Accrued payroll and benefits	—	3,864	2,826	—	6,690
Accrued interest	3,047	1,948	—	—	4,995
Deferred revenue	—	—	17,674	—	17,674
Other current liabilities	1,995	593	18,950	—	21,538
Total current liabilities	5,042	10,393	68,453	—	83,888
LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS	323,618	648,667	—	—	972,285
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	30,914	(684)	—	30,230
OTHER NON-CURRENT LIABILITIES	—	7,025	44,757	—	51,782
INTERCOMPANY PAYABLE	(308,714)	(18,962)	327,676	—	—
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,613,489	1,516,631	2,757,876	(4,274,507)	1,613,489
Noncontrolling interest	—	—	99,388	—	99,388
TOTAL SHAREHOLDERS’ EQUITY	1,613,489	1,516,631	2,857,264	(4,274,507)	1,712,877
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,633,435	$2,194,668	$3,297,466	($4,274,507)	$2,851,062

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
	For the Six Months Ended June 30, 2018
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	($7,491)	$57,280	$131,794	—	$181,583
INVESTING ACTIVITIES
Capital expenditures	—	(58)	(25,862)	—	(25,920)
Real estate development investments	—	—	(4,501)	—	(4,501)
Purchase of timberlands	—	—	(31,234)	—	(31,234)
Investment in subsidiaries	—	40,441	—	(40,441)	—
Other	—	—	113	—	113
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	40,383	(61,484)	(40,441)	(61,542)
FINANCING ACTIVITIES
Issuance of debt	—	—	1,014	—	1,014
Repayment of debt	—	(50,000)	(4,389)	—	(54,389)
Dividends paid	(67,053)	—	—	—	(67,053)
Proceeds from the issuance of common shares under incentive stock plan	7,824	—	—	—	7,824
Repurchase of common shares	(2,966)	—	—	—	(2,966)
Issuance of intercompany notes	(9,000)	—	9,000	—	—
Intercompany distributions	107,102	(60,741)	(86,802)	40,441	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	35,907	(110,741)	(81,177)	40,441	(115,570)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(578)	—	(578)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	28,416	(13,078)	(11,445)	—	3,893
Balance, beginning of year	48,564	25,042	98,750	—	172,356
Balance, end of period	$76,980	$11,964	$87,305	—	$176,249

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
	For the Six Months Ended June 30, 2017
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	($7,648)	$59,557	$76,406	—	$128,315
INVESTING ACTIVITIES
Capital expenditures	—	—	(29,840)	—	(29,840)
Real estate development investments	—	—	(5,599)	—	(5,599)
Purchase of timberlands	—	—	(237,235)	—	(237,235)
Net proceeds from large disposition	—	—	42,029	—	42,029
Rayonier office building under construction	—	—	(5,573)	—	(5,573)
Investment in subsidiaries	—	6,932	—	(6,932)	—
Other	—	—	1,033	—	1,033
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	6,932	(235,185)	(6,932)	(235,185)
FINANCING ACTIVITIES
Issuance of debt	—	25,000	38,389	—	63,389
Repayment of debt	—	(15,000)	(45,422)	—	(60,422)
Dividends paid	(62,825)	—	—	—	(62,825)
Proceeds from the issuance of common shares under incentive stock plan	3,206	—	—	—	3,206
Proceeds from the issuance of common shares from equity offering, net of costs	152,390	—	—	—	152,390
Issuance of intercompany notes	—	—	—	—	—
Intercompany distributions	(25,419)	(73,365)	91,852	6,932	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	67,352	(63,365)	84,819	6,932	95,738
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	1,855	—	1,855
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	59,704	3,124	(72,105)	—	(9,277)
Balance, beginning of year	21,453	9,461	126,703	—	157,617
Balance, end of period	$81,157	$12,585	$54,598	—	$148,340

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
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

OUR COMPANY
We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive softwood timber growing regions in the United States and New Zealand. Our revenues, operating income and cash flows are primarily derived from the following core business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate and Trading. As of June 30, 2018, we owned or leased under long-term agreements approximately 2.6 million acres of timberlands located in the U.S. South (1.8 million acres) and U.S. Pacific Northwest (378,000 acres). We also have a 77% ownership interest in Matariki Forestry Group, a joint venture (the “New Zealand JV”), that owns or leases approximately 411,000 acres (294,000 net plantable acres) of timberlands in New Zealand.
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

DISCUSSION OF TIMBER INVENTORY AND SUSTAINABLE YIELD
See Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield in the 2017 Form 10-K.
OUR TIMBERLANDS
Our timber operations are disaggregated into three geographically distinct segments: Southern Timber, Pacific Northwest Timber and New Zealand Timber. The following table provides a breakdown of our timberland holdings as of June 30, 2018 and December 31, 2017:

(acres in 000s)	As of June 30, 2018			As of December 31, 2017
	Owned	Leased	Total	Owned	Leased	Total
Southern
Alabama	229	14	243	229	14	243
Arkansas	—	11	11	—	11	11
Florida	280	82	362	274	83	357
Georgia	622	82	704	622	82	704
Louisiana	129	—	129	144	1	145
Mississippi	67	—	67	67	—	67
Oklahoma	92	—	92	92	—	92
South Carolina	18	—	18	18	—	18
Tennessee	1	—	1	1	—	1
Texas	181	—	181	182	—	182
	1,619	189	1,808	1,629	191	1,820

Pacific Northwest
Oregon	61	—	61	61	—	61
Washington	316	1	317	316	1	317
	377	1	378	377	1	378

New Zealand (a)	179	232	411	179	231	410
Total	2,175	422	2,597	2,185	423	2,608

(a)
Represents legal acres owned and leased by the New Zealand JV, in which Rayonier owns a 77% interest. As of June 30, 2018, legal acres in New Zealand were comprised of 294,000 plantable acres and 117,000 non-productive acres.

The following tables detail activity for owned and leased acres in our timberland holdings by state from December 31, 2017 to June 30, 2018:

(acres in 000s)	Acres Owned
	December 31, 2017	Acquisitions	Sales	June 30, 2018
Southern
Alabama	229	—	—	229
Florida	274	13	(8)	280
Georgia	622	1	(1)	622
Louisiana	144	—	(15)	129
Mississippi	67	—	—	67
Oklahoma	92	—	—	92
South Carolina	18	—	—	18
Tennessee	1	—	—	1
Texas	182	—	(1)	181
	1,629	14	(25)	1,619

Pacific Northwest
Oregon	61	—	—	61
Washington	316	—	—	316
	377	—	—	377

New Zealand (a)	179	—	—	179
Total	2,185	14	(25)	2,175

(a)	Represents legal acres owned by the New Zealand JV, in which Rayonier has a 77% interest.

(acres in 000s)	Acres Leased
	December 31, 2017	New Leases	Sold/Expired Leases (a)	June 30, 2018
Southern
Alabama	14	—	—	14
Arkansas	11	—	—	11
Florida	83	—	(1)	82
Georgia	82	—	—	82
Louisiana	1	—	(1)	—
	191	—	(2)	189

Pacific Northwest
Washington	1	—	—	1

New Zealand (b)	231	2	(1)	232
Total	423	2	(3)	422

(a)	Includes acres previously under lease that have been harvested and activity for the relinquishment of leased acres.

(b)	Represents legal acres leased by the New Zealand JV, in which Rayonier has a 77% interest.

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS
The following table provides key financial information by segment and on a consolidated basis:

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Information (in millions)	2018	2017	2018	2017
Sales
Southern Timber	$48.0	$35.5	$91.6	$74.7
Pacific Northwest Timber	32.2	20.5	63.6	46.4
New Zealand Timber	69.7	77.4	122.6	118.2
Real Estate
Improved Development	1.3	0.1	2.5	0.1
Unimproved Development	—	2.5	7.4	2.5
Rural	4.8	5.5	6.5	12.2
Non-Strategic / Timberlands	43.7	17.5	69.5	23.1
Large Dispositions	—	—	—	42.0
Total Real Estate	49.9	25.6	85.9	79.9
Trading	46.2	42.0	85.4	76.3
Total Sales	$245.9	$201.0	$449.1	$395.5

Operating Income (Loss)
Southern Timber	$15.7	$9.7	$27.9	$23.6
Pacific Northwest Timber	5.6	(1.5)	10.3	(2.4)
New Zealand Timber	17.8	26.8	33.7	37.1
Real Estate (a)	18.9	16.1	46.9	45.8
Trading	0.2	1.1	0.4	2.2
Corporate and other	(6.5)	(5.3)	(10.5)	(10.1)
Operating Income	51.6	46.9	108.7	96.2
Interest expense, interest income and other	(5.2)	(8.6)	(12.7)	(16.6)
Income tax expense	(7.1)	(7.5)	(14.0)	(13.7)
Net Income	39.3	30.8	82.0	65.9
Less: Net income attributable to noncontrolling interest	3.0	4.6	5.2	5.9
Net Income Attributable to Rayonier Inc.	$36.3	$26.2	$76.8	$60.0

Adjusted EBITDA (b)
Southern Timber	$30.6	$21.6	$58.8	$48.0
Pacific Northwest Timber	15.0	5.5	29.2	14.9
New Zealand Timber	25.8	42.3	47.5	58.0
Real Estate	45.9	21.5	78.7	30.1
Trading	0.2	1.1	0.4	2.2
Corporate and Other	(6.2)	(5.2)	(9.9)	(9.2)
Total Adjusted EBITDA	$111.3	$86.8	$204.6	$144.0

(a)	The six months ended June 30, 2017 include $28.2 million from a Large Disposition.

(b)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended June 30,		Six Months Ended June 30,
Southern Timber Overview	2018	2017	2018	2017
Sales Volume (in thousands of tons)
Pine Pulpwood	905	764	1,848	1,587
Pine Sawtimber	503	520	1,083	1,025
Total Pine Volume	1,408	1,284	2,931	2,612
Hardwood	82	73	127	124
Total Volume	1,490	1,357	3,058	2,736

Percentage Delivered Sales	29%	20%	26%	20%
Percentage Stumpage Sales	71%	80%	74%	80%

Net Stumpage Pricing (dollars per ton)
Pine Pulpwood	$16.05	$15.62	$16.59	$16.50
Pine Sawtimber	26.23	25.66	26.27	26.01
Weighted Average Pine	$19.69	$19.68	$20.17	$20.23
Hardwood	12.12	11.65	11.54	11.36
Weighted Average Total	$19.27	$19.25	$19.80	$19.83

Summary Financial Data (in millions of dollars)
Timber Sales	$37.3	$30.8	$75.4	$63.5
Less: Cut, Haul & Freight	(8.6)	(4.7)	(14.8)	(9.3)
Net Stumpage Sales	$28.7	$26.1	$60.6	$54.2

Non-Timber Sales	10.8	4.8	16.2	11.2
Total Sales	$48.0	$35.5	$91.6	$74.7

Operating Income	$15.7	$9.7	$27.9	$23.6
(+) Depreciation, depletion and amortization	14.9	11.9	30.9	24.4
Adjusted EBITDA (a)	$30.6	$21.6	$58.8	$48.0

Other Data
Period-End Acres (in thousands)	1,808	1,903	1,808	1,903

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended June 30,		Six Months Ended June 30,
Pacific Northwest Timber Overview	2018	2017	2018	2017
Sales Volume (in thousands of tons)
Pulpwood	94	71	169	160
Sawtimber	281	204	585	514
Total Volume	374	275	753	674

Sales Volume (converted to MBF)
Pulpwood	8,859	6,745	16,029	15,009
Sawtimber	37,414	26,758	76,224	66,216
Total Volume	46,273	33,503	92,253	81,225

Percentage Delivered Sales	81%	99%	80%	88%
Percentage Sawtimber Sales	75%	74%	78%	76%

Delivered Log Pricing (in dollars per ton)
Pulpwood	$49.76	$39.38	$47.49	$39.03
Sawtimber	103.38	81.93	99.24	78.08
Weighted Average Log Price	$88.45	$70.88	$86.41	$68.29

Summary Financial Data (in millions of dollars)
Timber Sales	$31.3	$19.4	$61.8	$44.2
Less: Cut and Haul	(11.6)	(9.9)	(23.0)	(20.2)
Net Stumpage Sales	$19.6	$9.5	$38.7	$24.0

Non-Timber Sales	0.9	1.0	1.8	2.1
Total Sales	$32.2	$20.5	$63.6	$46.4

Operating Income (Loss)	$5.6	($1.5)	$10.3	($2.4)
(+) Depreciation, depletion and amortization	9.4	7.0	18.9	17.3
Adjusted EBITDA (a)	$15.0	$5.5	$29.2	$14.9

Other Data
Period-End Acres (in thousands)	378	378	378	378
Sawtimber (in dollars per MBF)	$770	$638	$767	$623
Estimated Percentage of Export Volume	27%	25%	24%	25%

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended June 30,		Six Months Ended June 30,
New Zealand Timber Overview	2018	2017	2018	2017
Sales Volume (in thousands of tons)
Domestic Pulpwood (Delivered)	141	104	254	205
Domestic Sawtimber (Delivered)	235	217	420	413
Export Pulpwood (Delivered)	22	32	38	55
Export Sawtimber (Delivered)	340	263	584	443
Total Volume	738	616	1,297	1,116

Delivered Log Pricing (in dollars per ton)
Domestic Pulpwood	$38.28	$33.31	$37.26	$34.00
Domestic Sawtimber	86.21	79.04	86.57	78.76
Export Sawtimber	120.80	111.05	119.51	110.10
Weighted Average Log Price	$93.46	$85.78	$92.24	$83.60

Summary Financial Data (in millions of dollars)
Timber Sales	$69.0	$52.9	$119.6	$93.6
Less: Cut and Haul	(24.6)	(19.5)	(42.9)	(35.5)
Less: Port and Freight Costs	(14.5)	(9.6)	(23.1)	(15.6)
Net Stumpage Sales	$30.0	$23.8	$53.6	$42.5

Land / Other Sales	—	24.3	—	24.3
Non-Timber Sales / Carbon Credits	0.6	0.2	3.0	0.3
Total Sales	$69.7	$77.4	$122.6	$118.2

Operating Income	$17.8	$26.8	$33.7	$37.1
(+) Depreciation, depletion and amortization	8.0	15.5	13.7	20.8
(+) Non-cash cost of land sold	—	—	—	0.1
Adjusted EBITDA (a)	$25.8	$42.3	$47.5	$58.0

Other Data
New Zealand Dollar to U.S. Dollar Exchange Rate (b)	0.7104	0.6985	0.7170	0.7067
Net Plantable Period-End Acres (in thousands)	294	294	294	294
Export Sawtimber (in dollars per JAS m3)	$140.46	$129.06	$138.95	$127.97
Domestic Sawtimber (in $NZD per tonne)	$133.60	$124.47	$132.91	$122.70

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

(b)	Represents the average period rate.

	Three Months Ended June 30,		Six Months Ended June 30,
Real Estate Overview	2018	2017	2018	2017
Sales (in millions of dollars)
Improved Development	$1.3	$0.1	$2.5	$0.1
Unimproved Development	—	2.5	7.4	2.5
Rural	4.8	5.5	6.5	12.2
Non-Strategic / Timberlands	43.7	17.5	69.5	23.1
Large Dispositions (a)	—	—	—	42.0
Total Sales	$49.9	$25.6	$85.9	$79.9

Acres Sold
Improved Development	4.1	1.3	8.2	1.3
Unimproved Development	—	130	625	130
Rural	1,071	1,728	1,486	4,012
Non-Strategic / Timberlands	14,729	5,733	21,910	9,656
Large Dispositions (a)	—	—	—	24,954
Total Acres Sold	15,804	7,592	24,029	38,753

Gross Price per Acre (dollars per acre)
Improved Development	$317,008	$324,427	$299,005	$324,427
Unimproved Development	—	19,195	11,922	19,195
Rural	4,509	3,178	4,361	3,049
Non-Strategic / Timberlands	2,966	3,050	3,174	2,390
Large Dispositions (a)	—	—	—	1,681
Weighted Average (Total) (b)	$3,153	$3,411	$3,575	$2,771
Weighted Average (Adjusted) (c)	$3,071	$3,356	$3,474	$2,741

Sales (Excluding Large Dispositions)	$49.9	$25.6	$85.9	$37.9

Operating Income	$18.9	$16.1	$46.9	$45.8
(+) Depreciation, depletion and amortization	13.7	2.6	16.8	5.2
(+) Non-cash cost of land and improved development	13.3	2.8	14.9	7.3
(–) Large Dispositions (a)	—	—	—	(28.2)
Adjusted EBITDA (d)	$45.9	$21.5	$78.7	$30.1

(a)
Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have a demonstrable premium relative to timberland value. In January 2017, the Company completed a disposition of approximately 25,000 acres located in Alabama for a sale price and gain of approximately $42.0 million and $28.2 million, respectively.

(b)	Excludes Large Dispositions.

(c)	Excludes Improved Development and Large Dispositions.

(d)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators below.

	Three Months Ended June 30,		Six Months Ended June 30,
Capital Expenditures By Segment (in millions of dollars)	2018	2017	2018	2017
Timber Capital Expenditures
Southern Timber
Reforestation, silviculture and other capital expenditures	$3.8	$2.7	$6.4	$5.9
Property taxes	1.7	1.8	3.2	4.4
Lease payments	0.5	0.7	2.1	2.5
Allocated overhead	0.9	0.8	2.0	1.8
Subtotal Southern Timber	$6.9	$6.0	$13.7	$14.6
Pacific Northwest Timber
Reforestation, silviculture and other capital expenditures	1.0	2.0	3.5	3.9
Property taxes	0.2	0.2	0.4	0.4
Allocated overhead	0.6	0.5	1.2	1.0
Subtotal Pacific Northwest Timber	$1.7	$2.7	$5.0	$5.3
New Zealand Timber
Reforestation, silviculture and other capital expenditures	2.0	2.5	3.8	3.9
Property taxes	0.1	0.2	0.3	0.4
Lease payments	1.1	1.4	1.5	2.0
Allocated overhead	0.7	0.7	1.4	1.4
Subtotal New Zealand Timber	$4.0	$4.8	$7.1	$7.7
Total Timber Segments Capital Expenditures	$12.6	$13.5	$25.8	$27.6
Real Estate	0.1	0.3	0.1	0.4
Corporate	—	1.6	—	1.8
Total Capital Expenditures	$12.7	$15.4	$25.9	$29.8

Timberland Acquisitions
Southern Timber	$24.4	$213.8	$24.4	$214.3
Pacific Northwest Timber	—	—	—	1.5
New Zealand Timber	6.8	12.1	6.8	21.4
Subtotal Timberland Acquisitions	$31.2	$225.9	$31.2	$237.2

Real Estate Development Investments	$2.2	$3.4	$4.5	$5.6
Rayonier Office Building	—	$3.0	—	$5.6

The following tables summarize sales, operating income and Adjusted EBITDA variances for June 30, 2018 versus June 30, 2017 (millions of dollars):

Sales	Southern Timber		Pacific Northwest Timber		New Zealand Timber		Real Estate		Trading	Total
Three Months Ended June 30, 2017	$35.5		$20.5		$77.4		$25.6		$42.0	$201.0
Volume/Mix	2.6		3.4		10.3		28.1		1.0	45.4
Price	—		6.7		5.5		(4.1)		3.3	11.4
Non-timber sales (a)	6.0		(0.1)		0.4		—		(0.1)	6.2
Foreign exchange (b)	—		—		0.4		—		—	0.4
Other	3.9	(c)	1.7	(c)	(24.3)	(d)	0.3	(e)	—	(18.5)
Three Months Ended June 30, 2018	$48.0		$32.2		$69.7		$49.9		$46.2	$245.9

(a)    New Zealand Timber includes $0.3 million of carbon credit sales during the three months ended June 30, 2018.
(b)    Net of currency hedging impact.
(c)    Includes variance due to stumpage versus delivered sales.
(d)    New Zealand Timber includes $24.3 million of timberland sales during the three months ended June 30, 2017.
(e)    Real Estate includes $0.3 million of deferred revenue during the three months ended June 30, 2017.

Sales	Southern Timber		Pacific Northwest Timber		New Zealand Timber		Real Estate		Trading	Total
Six Months Ended June 30, 2017	$74.7		$46.4		$118.2		$79.9		$76.3	$395.5
Volume/Mix	6.4		2.8		15.0		28.3		3.0	55.5
Price	(0.1)		11.9		10.5		19.3		6.4	48.0
Non-timber sales (a)	5.0		(0.3)		2.7		—		(0.3)	7.1
Foreign exchange (b)	—		—		0.5		—			0.5
Other	5.6	(c)	2.8	(c)	(24.3)	(d)	(41.6)	(e)	—	(57.5)
Six Months Ended June 30, 2018	$91.6		$63.6		$122.6		$85.9		$85.4	$449.1

(a)    New Zealand Timber includes $2.6 million of carbon credit sales during the six months ended June 30, 2018.
(b)    Net of currency hedging impact.
(c)    Includes variance due to stumpage versus delivered sales.
(d)    New Zealand Timber includes $24.3 million of timberland sales in 2017.
(e)    Real Estate includes $42.0 million of sales from Large Dispositions in 2017 and $0.3 million of deferred revenue in 2017.

Operating Income	Southern Timber	Pacific Northwest Timber	New Zealand Timber		Real Estate	Trading	Corporate and Other	Total
Three Months Ended June 30, 2017	$9.7	($1.5)	$26.8		$16.1	$1.1	($5.3)	$46.9
Volume/Mix	1.4	0.3	3.4		21.5	—	—	26.6
Price	—	6.7	1.6		(4.1)	—	—	4.2
Cost	0.3	(0.1)	(0.9)		0.9	(0.9)	(1.0)	(1.7)
Non-timber income	6.2	—	0.5		—	—	—	6.7
Foreign exchange (a)	—	—	1.3		—	—	—	1.3
Depreciation, depletion & amortization	(1.9)	0.2	(0.1)		(8.5)	—	(0.2)	(10.5)
Non-cash cost of land and improved development	—	—	—		(7.0)	—	—	(7.0)
Other	—	—	(14.8)	(b)	—	—	—	(14.8)
Three Months Ended June 30, 2018	$15.7	$5.6	$17.8		$18.9	$0.2	($6.5)	$51.6

(a)    Net of currency hedging impact.
(b)    New Zealand Timber includes $14.8 million of income from timberland sales during the three months ended June 30, 2017.

Operating Income	Southern Timber	Pacific Northwest Timber	New Zealand Timber		Real Estate		Trading	Corporate and Other	Total
Six Months Ended June 30, 2017	$23.6	($2.4)	$37.1		$45.8		$2.2	($10.1)	$96.2
Volume/Mix	3.4	0.3	5.0		18.3		—	—	27.0
Price	(0.1)	11.9	4.4		19.3		—	—	35.5
Cost	(0.3)	0.4	(1.2)		1.4		(1.8)	—	(1.5)
Non-timber income	5.0	(0.3)	2.5		—		—	—	7.2
Foreign exchange (a)	—	—	0.9		—		—	—	0.9
Depreciation, depletion & amortization	(3.7)	0.4	0.2		(7.9)		—	(0.4)	(11.4)
Non-cash cost of land and improved development	—	—	—		(1.8)		—	—	(1.8)
Other	—	—	(15.2)	(b)	(28.2)	(c)	—	—	(43.4)
Six Months Ended June 30, 2018	$27.9	$10.3	$33.7		$46.9		$0.4	($10.5)	$108.7

(a)    Net of currency hedging impact.
(b)    New Zealand Timber includes $14.8 million of income from timberland sales in 2017 and $0.4 million from a settlement received in 2017.

(c)	Real Estate includes $28.2 million of operating income from Large Dispositions in 2017.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber		Real Estate		Trading	Corporate and Other	Total
Three Months Ended June 30, 2017	$21.6	$5.5	$42.3		$21.5		$1.1	($5.2)	$86.8
Volume/Mix	2.5	2.9	4.6		27.3		—	—	37.3
Price	—	6.7	1.6		(4.1)		—	—	4.2
Cost	0.3	(0.1)	(0.9)		0.9		(0.9)	(1.0)	(1.7)
Non-timber income	6.2	—	0.5		—		—	—	6.7
Foreign exchange (b)	—	—	1.5		—		—	—	1.5
Other	—	—	(23.8)	(c)	0.3	(d)	—	—	(23.5)
Three Months Ended June 30, 2018	$30.6	$15.0	$25.8		$45.9		$0.2	($6.2)	$111.3

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators below.

(b)	Net of currency hedging impact.

(c)	New Zealand Timber includes $24.3 million of timberland sold less cash costs of $0.5 million in Q2 2017.

(d)	Real Estate includes $0.3 million of deferred revenue in Q2 2017.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber		Real Estate		Trading	Corporate and Other	Total
Six Months Ended June 30, 2017	$48.0	$14.9	$58.0		$30.1		$2.2	($9.2)	$144.0
Volume/Mix	6.2	2.3	6.7		27.6		—	—	42.8
Price	(0.1)	11.9	4.4		19.3		—	—	35.5
Cost	(0.3)	0.4	(1.2)		1.4		(1.8)	(0.7)	(2.2)
Non-timber income	5.0	(0.3)	2.5		—		—	—	7.2
Foreign exchange (b)	—	—	1.5		—		—	—	1.5
Other	—	—	(24.4)	(c)	0.3	(d)	—	—	(24.1)
Six Months Ended June 30, 2018	$58.8	$29.2	$47.5		$78.7		$0.4	($9.9)	$204.6

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators below.

(b)	Net of currency hedging impact.

(c)	New Zealand Timber includes $24.3 million of timberland sold in 2017 less cash costs of $0.5 million and $0.4 million of operating income from a settlement received in 2017.

(d)	Real Estate includes $0.3 million of deferred revenue in 2017.

SOUTHERN TIMBER
Second quarter sales of $48.0 million (which included pipeline easements of $5.8 million) increased $12.5 million, or 35%, versus the prior year period. Harvest volumes increased 10% to 1.49 million tons versus 1.36 million tons in the prior year period, primarily due to incremental volume from acquisitions coupled with stronger overall demand. Average pine sawtimber stumpage prices increased 2% to $26.23 per ton versus $25.66 per ton in the prior year period driven by stronger demand, particularly in coastal markets. Average pine pulpwood stumpage prices increased 3% to $16.05 per ton versus $15.62 per ton in the prior year period, as the prior year period was negatively impacted by salvage timber volume from the West Mims fire. Overall, weighted-average stumpage prices (including hardwood) were relatively flat at $19.27 per ton versus $19.25 per ton in the prior year period, as modest price increases were offset by changes in mix. Operating income of $15.7 million increased $6.0 million versus the prior year period due to higher volumes ($1.4 million), higher non-timber income ($6.2 million), lower costs ($0.2 million) and lower franchise taxes ($0.1 million), which were partially offset by higher depletion rates ($1.9 million). Second quarter Adjusted EBITDA of $30.6 million was $9.0 million above the prior year period.
Year-to-date sales of $91.6 million increased $16.9 million, or 23%, versus the prior year period. Harvest volumes increased 12% to 3.1 million tons versus 2.7 million tons in the prior year period, primarily due to incremental volume from acquisitions coupled with stronger overall demand. Average pine sawtimber stumpage prices increased 1% to $26.27 per ton versus $26.01 per ton in the prior year period, while average pine pulpwood stumpage prices remained roughly flat at $16.59 per ton versus $16.50 per ton in the prior year period. The increase in average sawtimber prices was primarily due to export demand from China. Overall, weighted-average stumpage prices (including hardwood) remained roughly flat at $19.80 per ton versus to $19.83 per ton in the prior year period. Operating income of $27.9 million increased $4.3 million versus the prior year period due to higher non-timber income ($5.0 million) and higher volumes ($3.4 million), which were partially offset by lower prices ($0.1) million, higher depletion rates ($3.7 million) and higher costs ($0.3 million). Adjusted EBTIDA of $58.8 million was $10.7 million above the prior year period.
PACIFIC NORTHWEST TIMBER
Second quarter sales of $32.2 million increased $11.7 million, or 58%, versus the prior year period. Harvest volumes increased 36% to 374,000 tons versus 275,000 tons in the prior year period, as we pulled forward some volume to take advantage of favorable market conditions. Average delivered sawtimber prices increased 26% to $103.38 per ton versus $81.93 per ton in the prior year period, while average delivered pulpwood prices increased 26% to $49.76 per ton versus $39.38 per ton in the prior year period. The increase in average sawtimber and pulpwood prices was due to strong demand from both domestic and export markets. Operating income of $5.6 million increased $7.1 million relative to an operating loss of $1.5 million in the prior year period due to higher prices ($6.7 million), volume/mix changes ($0.3 million) and lower depletion rates ($0.2 million), which were partially offset by higher costs ($0.1 million). Second quarter Adjusted EBITDA of $15.0 million was $9.5 million above the prior year period.

Year-to-date sales of $63.6 million increased $17.2 million, or 37%, versus the prior year period. Harvest volumes increased 12% to 753,000 tons versus 674,000 tons in the prior year period. Average delivered sawtimber prices increased 27% to $99.24 per ton versus $78.08 per ton in the prior year period, while average delivered pulpwood prices increased 22% to $47.49 per ton versus $39.03 per ton in the prior year period. The increase in average sawtimber and pulpwood prices was due to strong demand from both domestic and export markets. Operating income of $10.3 million increased $12.7 million relative to an operating loss of $2.4 million in the prior year period due to higher prices ($11.9 million), lower costs ($0.4 million), higher volume ($0.3 million) and lower depletion rates ($0.4 million), which were partially offset by lower non-timber income ($0.3 million). Adjusted EBITDA of $29.2 million was $14.3 million above the prior year period.
NEW ZEALAND TIMBER
Second quarter sales of $69.7 million decreased $7.7 million, or 10%, versus the prior year period as the prior year period included $24.3 million of timberland sales. Excluding these timberland sales, sales for the quarter increased $16.6 million, or 31%, versus the prior year period. Harvest volumes increased 20% to 738,000 tons versus 616,000 tons in the prior year period, driven primarily by the timing of export shipments and incremental volume from prior year acquisitions. Average delivered prices for export sawtimber increased 9% to $120.80 per ton versus $111.05 per ton in the prior year period, while average delivered prices for domestic sawtimber increased 9% to $86.21 per ton versus $79.04 per ton in the prior year period. The increase in export sawtimber prices was primarily due to stronger demand from China. The increase in domestic sawtimber prices (in U.S. dollar terms) was driven by increased demand tension between export markets and local sawmills as well as a modest rise in the NZ$/US$ exchange rate (US$0.71 per NZ$1.00 versus US$0.70 per NZ$1.00). Excluding the impact of foreign exchange rates, domestic sawtimber prices increased 7% from the prior year period. Operating income of $17.8 million decreased $9.0 million versus the prior year period due to lower timberland sales ($14.8 million), higher road maintenance costs ($0.9 million) and higher depletion rates ($0.1 million), which were partially offset by higher volumes ($3.4 million), higher prices ($1.6 million), favorable foreign exchange impacts ($1.3 million), higher carbon sales ($0.3 million) and other non-timber income ($0.2 million). Second quarter Adjusted EBITDA of $25.8 million was $16.5 million below the prior year period.
Year-to-date sales of $122.6 million increased $4.4 million, or 4%, versus the prior year period. Harvest volumes increased 16% to 1.3 million tons versus 1.1 million tons in the prior year period, driven primarily by incremental volume from prior year acquisitions. Average delivered prices for export sawtimber increased 9% to $119.51 per ton versus $110.10 per ton in the prior year period, while average delivered prices for domestic sawtimber increased 10% to $86.57 per ton versus $78.76 per ton in the prior year period. The increase in export sawtimber was primarily due to stronger demand from China. The increase in domestic sawtimber prices (in U.S. dollar terms) was driven by increased demand tension between export markets and local sawmills. Excluding the impact of foreign exchange rates, domestic sawtimber prices increased 8% from the prior year period. Operating income of $33.7 million decreased $3.3 million versus the prior year period due to lower income from timberland sales ($14.8 million), higher costs ($1.2 million) and the prior year receipt of a timber damage settlement ($0.4 million), partially offset by higher volume ($5.0 million), higher prices ($4.4 million), higher non-timber income ($2.5 million), favorable foreign exchange impacts ($1.2 million) and lower depletion rates ($0.2 million).
REAL ESTATE
Second quarter sales of $49.9 million increased $24.3 million versus the prior year period, while operating income of $18.9 million increased $2.8 million versus the prior year period due to a higher number of acres sold (15,804 acres sold versus 7,592 acres sold in the prior year period), partially offset by a decrease in weighted-average prices ($3,153 per acre versus $3,411 per acre in the prior year period). Improved Development closings of $1.3 million in the Wildlight development project included 2.0 acres of commercial property for $0.7 million ($351,000 per acre) and 12 residential lots for $0.6 million ($52,000 per lot or $287,000 per acre). Rural sales of $4.8 million were comprised of 1,071 acres at an average price of $4,509 per acre. This compares to prior year second quarter sales of $5.5 million, comprised of 1,728 acres at an average price of $3,178 per acre. Non-strategic / Timberland sales of $43.7 million were comprised of 14,729 acres at an average price of $2,966 per acre, including a sale of 14,447 acres in Louisiana for $2,988 per acre. This compares to prior year second quarter sales of $17.5 million, comprised of 5,733 acres primarily in Florida at an average price of $3,050 per acre. Second quarter Adjusted EBITDA of $45.9 million was $24.4 million above the prior year period.
Year-to-date sales of $85.9 million increased $6.0 million versus the prior year period, while operating income of $46.9 million increased $1.1 million versus the prior year period. Prior period year-to-date sales and operating income include $42.0 million and $28.2 million, respectively, from Large Dispositions in 2017. Sales and operating income increased in the first six months due to higher weighted average prices ($3,575 per acre versus $2,069 per acre in the prior year period), partially offset by lower volumes (24,029 acres sold versus 38,753 acres sold in the prior year period). Year-to-date Adjusted EBITDA of $78.7 million increased $48.6 million above the prior year period.
TRADING
Second quarter sales of $46.2 million increased $4.2 million versus the prior year period due to higher volumes and prices. Sales volumes increased 2% to 395,000 tons versus 386,000 tons in the prior year period. Average prices increased 8% to $116.47 per ton versus $108.06 per ton in the prior year period primarily due to stronger demand from China. Operating income and Adjusted EBITDA of $0.2 million decreased $0.9 million versus the prior year period due to higher costs associated with port congestion.
Year-to-date sales of $85.4 million increased $9.4 million versus the prior year period due to higher volumes and prices. Sales volumes increased 4% to 736,000 tons versus 708,000 tons in the prior year period. Average prices increased 8% to $115.61 per ton versus $106.86 per ton in the prior year period primarily due to stronger demand from China. Operating income and Adjusted EBITDA of $0.4 million decreased $1.9 million versus the prior year period due to lower trading margins resulting from increased competition for log supply coupled with higher log yard and port costs due to port congestion and vessel timing.
OTHER ITEMS
CORPORATE AND OTHER EXPENSE/ELIMINATIONS
Second quarter corporate and other operating expenses of $6.5 million increased $1.2 million versus the prior year period due to higher stock-based compensation and other benefits expense ($0.5 million), higher depreciation expense ($0.2 million) and a reduction in overhead costs allocated to operating segments ($0.5 million).
Year-to-date corporate and other operating expense of $10.5 million increased $0.4 million versus the prior year period due to a reduction in overhead costs allocated to operating segments ($0.8 million), higher stock-based compensation and other benefits expense ($0.4 million) and higher depreciation expense ($0.4 million), partially offset by lower costs related to shareholder litigation ($0.7 million) and income from the sale of unused Internet Protocol addresses ($0.6 million).
Costs related to shareholder litigation in the prior year period include expenses incurred as a result of the now-concluded securities litigation and the shareholder derivative demands. For additional information related to the securities litigation, see Note 10—Contingencies of Item 8 — Financial Statements and Supplementary Data in the Company’s most recent Annual Report on Form 10-K. For additional information on the shareholder derivative demands, see Note 9 — Contingencies.
INTEREST EXPENSE
Second quarter interest expense of $8.1 million decreased $0.5 million versus the prior year period. Year-to-date interest expense of $16.2 million decreased $0.9 million versus the prior year period. The decrease in second quarter and year-to-date interest expense was due to lower average debt.
NON-OPERATING INCOME
Second quarter and year-to-date non-operating income of $2.9 million and $3.5 million, respectively, includes unrealized gains on foreign currency derivatives used to mitigate the risk of fluctuations in foreign exchange rates with respect to anticipated distributions from the New Zealand JV and interest income.
INCOME TAX EXPENSE
Second quarter income tax expense of $7.1 million decreased $0.4 million versus the prior year period. Year-to-date income tax expense of $14.0 million increased $0.3 million versus the prior year period. The New Zealand JV is the primary driver of income tax expense.

OUTLOOK
Based on our solid first half results and our expectations for the balance of the year, we now anticipate full-year net income attributable to Rayonier of $82 to $89 million, EPS of $0.63 to $0.68 and Adjusted EBITDA of $300 to $315 million. We expect to achieve our prior full-year volume guidance in each of our three timber segments, although we anticipate lower volumes in the second half of the year relative to the first half of the year, primarily due to elevated first half harvest levels in response to strong market conditions. We continue to expect that overall pricing in the Southern Timber segment will be relatively flat, as price increases in certain regions will generally be offset by the geographic mix of harvest volumes. In the Pacific Northwest Timber segment, we expect a relatively stable pricing environment driven by continued strong domestic market conditions, although we expect a modest decline in our weighted-average prices based on product mix. In the New Zealand Timber segment, we expect some softening in export prices, primarily due to market uncertainty resulting from the ongoing trade tensions between the U.S. and China. While we believe that fundamental export market conditions remain favorable, we are continuing to monitor the trade dispute between the U.S. and China and the potential impacts on our business. In our Real Estate segment, we expect very light activity in the third and fourth quarters following extraordinarily strong first and second quarters, as the timing of closings was heavily weighted to the first half of the year.

ADJUSTED EBITDA GUIDANCE (a):
	2018
	Revised Full-Year Guidance			Year-to-Date Results
Net Income to Adjusted EBITDA Reconciliation
Net income	$91.5	-	$99.0	$82.0
Less: Net income attributable to noncontrolling interest	(10.0)	-	(10.5)	(5.2)
Net income attributable to Rayonier Inc.	$81.5	-	$88.5	$76.8

Interest, net	32.0	-	32.0	15.3
Income tax expense	14.5	-	15.5	14.0
Depreciation, depletion and amortization	141.0	-	146.5	80.9
Non-cash cost of land and improved development	21.0	-	22.0	14.9
Non-operating income	—		—	(2.7)
Net income attributable to noncontrolling interest	10.0	-	10.5	5.2
Adjusted EBITDA (a)	$300.0	-	$315.0	$204.6

Diluted Earnings per Share	$0.63	-	$0.68	$0.59

(a)
Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of land and improved development, non-operating income and expense, costs related to shareholder litigation and Large Dispositions. Adjusted EBITDA is a non-GAAP measure that management uses to make strategic decisions about the business and that investors can use to evaluate the operational performance of the assets under management. It removes the impact of specific items that management believes do not directly reflect the core business operations on an ongoing basis.

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
SUMMARY OF LIQUIDITY AND FINANCING COMMITMENTS

	June 30,	December 31,
(millions of dollars)	2018	2017
Cash and cash equivalents	$106.6	$112.7
Total debt (a)	975.0	1,028.4
Shareholders’ equity	1,712.9	1,693.0
Total capitalization (total debt plus equity)	2,687.9	2,721.4
Debt to capital ratio	36%	38%
Net debt to enterprise value (b)	15%	18%

(a)	Total debt as of June 30, 2018 and December 31, 2017 is presented gross of deferred financing costs of $2.7 million and $3.0 million, respectively.

(b)	Enterprise value is calculated as the number of shares outstanding multiplied by the Company’s share price plus net debt as of June 30, 2018 and December 31, 2017.

CASH FLOWS
The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2018 and 2017.

(millions of dollars)	2018	2017
Cash provided by (used for):
Operating activities	$181.6	$128.3
Investing activities (a)	(61.5)	(235.2)
Financing activities	(115.6)	95.7

(a)
Due to the adoption of ASU No. 2016-18, restricted cash is now included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown and therefore changes in restricted cash are no longer reported as investing activities. Prior period amounts have been restated to conform to current period presentation.

CASH PROVIDED BY OPERATING ACTIVITIES
Cash provided by operating activities increased $53.3 million primarily due to higher operating results.
CASH USED FOR INVESTING ACTIVITIES
Cash used for investing activities decreased $173.6 million compared to the prior year period primarily due to decreases in timberland acquisitions ($206.0 million), spending on the construction of the Company’s office building ($5.6 million), capital expenditures ($3.9 million) and real estate development investments ($1.1 million). These activities were offset by a decrease in net proceeds from Large Dispositions ($42.0 million) and other investing activities of $0.9 million.
CASH USED FOR FINANCING ACTIVITIES
Cash used for financing activities increased $211.3 million from the prior year period primarily due to decreases in equity issuances ($147.8 million), an increase in net debt repayments ($56.3 million) and an increase in dividends paid ($4.2 million) and shares repurchased ($3.0 million).
EXPECTED 2018 EXPENDITURES
Capital expenditures in 2018 are expected to be between $65 and $69 million, excluding any strategic timberland acquisitions we may make. Capital expenditures are expected to be comprised primarily of seedling planting, fertilization and other silvicultural activities, property taxes, lease payments, allocated overhead and other capitalized costs. Aside from capital expenditures, we may also acquire timberland as we actively evaluate acquisition opportunities.
Real estate development investments in 2018 are expected to be between $10 and $12 million, net of anticipated reimbursements from community development bonds. Expected real estate development investments are primarily related to Wildlight, our mixed-use community development project located north of Jacksonville, Florida at the interchange of I-95 and State Road A1A.
Our 2018 dividend payments are expected to be approximately $137 million assuming no change in the quarterly dividend rate of $0.27 per share or material changes in the number of shares outstanding.
Future share repurchases, if any, will depend on the Company’s liquidity and cash flow, as well as general market conditions and other considerations including capital allocation priorities.
We have approximately $2.9 million of mandatory pension contribution requirements in 2018 and may make discretionary contributions in the future.
Cash tax payments in 2018 are expected to be approximately $2.1 million, primarily due to the New Zealand JV.

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
Management uses Adjusted EBITDA as a performance measure. Adjusted EBITDA is a non-GAAP measure that management uses to make strategic decisions about the business and that investors can use to evaluate the operational performance of the assets under management. It removes the impact of specific items that management believes do not directly reflect the core business operations on an ongoing basis. We define Adjusted EBITDA as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of land and improved development, non-operating income and expense, costs related to shareholder litigation and Large Dispositions. Costs related to shareholder litigation include expenses incurred as a result of the now-concluded securities class action litigation and the shareholder derivative demands. For additional information related to the securities litigation, see Note 10 — Contingencies of Item 8 — Financial Statements and Supplementary Data in the Company’s most recent Annual Report on Form 10-K. For additional information on the shareholder derivative demands, see Note 9 — Contingencies.
We reconcile Adjusted EBITDA to Net Income for the consolidated Company and to Operating Income for the segments, as those are the most comparable GAAP measures for each. The following table provides a reconciliation of Net Income to Adjusted EBITDA for the respective periods (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net Income to Adjusted EBITDA Reconciliation
Net income	$39.3	$30.8	$82.0	$65.9
Interest, net	7.6	8.2	15.3	16.3
Income tax expense	7.1	7.5	14.0	13.7
Depreciation, depletion and amortization	46.4	37.1	80.9	67.9
Non-cash cost of land and improved development	13.3	2.8	14.9	7.4
Non-operating (income) expense	(2.5)	0.4	(2.7)	0.3
Costs related to shareholder litigation	—	—	—	0.7
Large Dispositions (a)	—	—	—	(28.2)
Adjusted EBITDA	$111.3	$86.8	$204.6	$144.0

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

The following tables provide a reconciliation of Operating Income (Loss) by segment to Adjusted EBITDA by segment for the respective periods (in millions of dollars):

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and other	Total
June 30, 2018
Operating income	$15.7	$5.6	$17.8	$18.9	$0.2	($6.5)	$51.6
Depreciation, depletion and amortization	14.9	9.4	8.0	13.7	—	0.3	46.4
Non-cash cost of land and improved development	—	—	—	13.3	—	—	13.3
Adjusted EBITDA	$30.6	$30.6	$25.8	$45.9	$0.2	($6.2)	$111.3

June 30, 2017
Operating income (loss)	$9.7	($1.5)	$26.8	$16.1	$1.1	($5.3)	$46.9
Depreciation, depletion and amortization	11.9	7.0	15.5	2.6	—	0.1	37.1
Non-cash cost of land and improved development	—	—	—	2.8	—	—	2.8
Adjusted EBITDA	$21.6	$5.5	$42.3	$21.5	$1.1	($5.2)	$86.8

Six Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and other	Total
June 30, 2018
Operating income	$27.9	$10.3	$33.7	$46.9	$0.4	($10.5)	$108.7
Depreciation, depletion and amortization	30.9	18.9	13.7	16.8	—	0.6	80.9
Non-cash cost of land and improved development	—	—	—	14.9	—	—	14.9
Adjusted EBITDA	$58.8	$29.2	$47.5	$78.7	$0.4	($9.9)	$204.6

June 30, 2017
Operating income (loss)	$23.6	($2.4)	$37.0	$45.8	$2.2	($10.1)	$96.2
Depreciation, depletion and amortization	24.4	17.3	20.8	5.2	—	0.2	67.9
Non-cash cost of land and improved development	—	—	0.1	7.3	—	—	7.4
Costs related to shareholder litigation	—	—	—	—	—	0.7	0.7
Large Dispositions (a)	—	—	—	(28.2)	—	—	(28.2)
Adjusted EBITDA	$48.0	$14.9	$58.0	$30.1	$2.2	($9.2)	$144.0

(a)
Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have a demonstrable premium relative to timberland value. In January 2017, the Company completed a disposition of approximately 25,000 acres located in Alabama for a sale price and gain of approximately $42.0 million and $28.2 million, respectively.

The following table provides a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Six Months Ended June 30,
	2018	2017
Cash provided by operating activities	$181.6	$128.3
Capital expenditures (a)	(25.9)	(29.8)
Working capital and other balance sheet changes	7.8	(1.2)
CAD	163.5	97.3
Mandatory debt repayments	—	—
Mandatory pension requirements	(2.9)	—
CAD after mandatory debt repayments and pension requirements	160.6	97.3

Cash used for investing activities (b)	($61.5)	($235.2)
Cash (used for) provided by financing activities	($115.6)	$95.7

(a)	Capital expenditures exclude timberland acquisitions during the six months ended June 30, 2018 and June 30, 2017 and spending on the Rayonier office building during the six months ended June 30, 2017.

(b)
Due to the adoption of ASU No. 2016-18, restricted cash is now included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown and therefore changes in restricted cash are no longer reported as investing activities. Prior period amounts have been restated to conform to current period presentation.

The following table provides supplemental cash flow data (in millions):

	Six Months Ended June 30,
	2018	2017
Purchase of timberlands	($31.2)	($237.2)
Real Estate Development Investments	(4.5)	(5.6)
Distributions to New Zealand minority shareholder (a)	(3.4)	(7.6)
Rayonier Office Building	—	(5.6)

(a)	Includes debt repayments on the New Zealand JV noncontrolling interest shareholder loan. See Note 5 — Debt for additional information.

LIQUIDITY FACILITIES
2018 DEBT ACTIVITY
During the six months ended June 30, 2018, the Company made a repayment of $50.0 million on the Revolving Credit Facility. As of June 30, 2018, the Company had available borrowings of $189.6 million under the Revolving Credit Facility, net of $10.4 million to secure its outstanding letters of credit.
In addition, the New Zealand JV made borrowings and repayments of $1.0 million on its working capital facility. As of June 30, 2018, draws totaling NZ$40.0 million remain available on the working capital facility. The New Zealand JV also fully repaid its shareholder loan held by the noncontrolling interest party during the six months ended June 30, 2018.

OFF-BALANCE SHEET ARRANGEMENTS
We utilize off-balance sheet arrangements to provide credit support for certain suppliers and vendors in case of their default on critical obligations, and collateral for outstanding claims under the Company’s previous workers’ compensation self-insurance programs. These arrangements consist of standby letters of credit and surety bonds. As part of our ongoing operations, we also periodically issue guarantees to third parties. Off-balance sheet arrangements are not considered a source of liquidity or capital resources and do not expose us to material risks or material unfavorable financial impacts. See Note 10 — Guarantees for details on the letters of credit, surety bonds and guarantees as of June 30, 2018.

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
The following table aggregates our contractual financial obligations as of June 30, 2018 and anticipated cash spending by period:

Contractual Financial Obligations (in millions)	Total	Payments Due by Period
		Remaining 2018	2019-2020	2021-2022	Thereafter
Long-term debt (a)	$975.0	—	—	$325.0	$650.0
Interest payments on long-term debt (b)	214.2	18.3	73.1	63.9	58.9
Operating leases — timberland	187.2	5.7	17.4	16.8	147.3
Operating leases — PP&E, offices	4.6	0.6	1.9	1.4	0.7
Commitments — derivatives (c)	8.4	2.4	2.6	1.9	1.5
Commitments — other (d)	11.8	5.2	6.0	0.6	—
Total contractual cash obligations	$1,401.2	$32.2	$101.0	$409.6	$858.4

(a)
The book value of long-term debt, net of deferred financing costs, is currently recorded at $972.3 million on the Company’s Consolidated Balance Sheet, but upon maturity the liability will be $975.0 million.

(b)	Projected interest payments for variable rate debt were calculated based on outstanding principal amounts and interest rates as of June 30, 2018.

(c)
Commitments — derivatives represents payments expected to be made on derivative financial instruments (foreign exchange contracts and interest rate swaps). See Note 12 — Derivative Financial Instruments and Hedging Activities.

(d)
Commitments — other includes $1.7 million of pension contribution requirements remaining in 2018 based on actuarially determined estimates and IRS minimum funding requirements, payments expected to be made on the Company’s Wildlight development project and other purchase obligations. For additional information on the pension contribution see Note 15 — Employee Benefit Plans in the 2017 Form 10-K.

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
Interest Rate Risk
We are exposed to interest rate risk through our variable rate debt, primarily due to changes in LIBOR. However, we use interest rate swaps to manage our exposure to interest rate movements on our term credit agreements by swapping existing and anticipated future borrowings from floating rates to fixed rates. As of June 30, 2018 we had $650 million of U.S. long-term variable rate debt. The notional amount of outstanding interest rate swap contracts at June 30, 2018 was $650 million. The term credit agreement and associated interest rate swaps mature in August 2024 and the incremental term loan agreement and associated interest rate swaps mature in May 2026. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in no corresponding increase/decrease in interest payments and expense over a 12-month period.
The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. The estimated fair value of our long-term fixed rate debt at June 30, 2018 was $324 million compared to the $325 million principal amount. We use interest rates of debt with similar terms and maturities to estimate the fair value of our debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at June 30, 2018 would result in a corresponding decrease/increase in the fair value of our long-term fixed rate debt of approximately $11 million.

We estimate the periodic effective interest rate on U.S. long-term fixed and variable rate debt to be approximately 3.3% after consideration of interest rate swaps and estimated patronage refunds, excluding unused commitment fees on the revolving credit facility.
The following table summarizes our outstanding debt, interest rate swaps and average interest rates, by year of expected maturity and their fair values at June 30, 2018:

(Dollars in thousands)	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Variable rate debt:
Principal amounts	—	—	—	—	—	$650,000	$650,000	$650,000
Average interest rate (a)(b)	—	—	—	—	—	3.75%	3.75%	—
Fixed rate debt:
Principal amounts	—	—	—	—	$325,000	—	$325,000	$323,505
Average interest rate (b)	—	—	—	—	3.75%	—	3.75%	—
Interest rate swaps:
Notional amount	—	—	—	—	—	$650,000	$650,000	$36,727
Average pay rate (b)	—	—	—	—	—	1.91%	1.91%	—
Average receive rate (b)	—	—	—	—	—	1.99%	1.99%	—

(a)    Excludes estimated patronage refunds.
(b)    Interest rates as of June 30, 2018.
Foreign Currency Exchange Rate Risk
The functional currency of the Company’s New Zealand-based operations and New Zealand JV is the New Zealand dollar. Through these operations and our ownership in the New Zealand JV, we are exposed to foreign currency risk on cash held in foreign currencies, shareholder distributions which are denominated in U.S. dollars and on foreign export sales and ocean freight payments that are predominantly denominated in U.S. dollars. To mitigate these risks, the New Zealand JV routinely enters into foreign currency exchange contracts and foreign currency option contracts to hedge a portion of the New Zealand JV’s foreign exchange exposure.
Sales and Expense Exposure
At June 30, 2018, the New Zealand JV had foreign currency exchange contracts with a notional amount of $134 million ($1 million on behalf of suppliers) and foreign currency option contracts with a notional amount of $24 million outstanding related to foreign export sales and ocean freight payments. The amount hedged represents a portion of forecast U.S. dollar denominated export timber and log trading sales proceeds over the next 18 months and next 3 months, respectively.
Shareholder Distributions
At June 30, 2018, the New Zealand JV had foreign currency exchange contracts with a notional amount of NZ$50 million representing a portion of anticipated shareholder distribution payments over the next 12 months.
Net Investment
In March 2018, we entered into a foreign currency exchange contract with a notional amount of NZ$37 million to mitigate the risk of foreign currency exchange rates fluctuations on the cash portion of the Company’s net investment in New Zealand. The foreign currency exchange contract matured April 2018 and the cash was repatriated. For additional information regarding our derivative balances and activity, see Note 12 — Derivative Financial Instruments and Hedging Activities.

The following table summarizes our outstanding foreign currency exchange rate risk contracts at June 30, 2018:

(Dollars in thousands)	0-1 months	1-2 months	2-3 months	3-6 months	6-12 months	12-18 months	Total	Fair Value
Foreign exchange contracts to sell U.S. dollar for New Zealand dollar
Notional amount	$12,250	$11,500	$8,750	$24,750	$42,000	$35,000	$134,250	($2,611)
Average contract rate	1.4503	1.4480	1.4527	1.4431	1.4412	1.4413	1.4437

Foreign currency option contracts to sell U.S. dollar for New Zealand dollar
Notional amount	$4,000	$4,000	$4,000	$6,000	$6,000	—	$24,000	($35)
Average strike price	1.4557	1.4566	1.4692	1.4715	1.4711	—	1.4659

Foreign exchange contracts to sell New Zealand dollar for U.S. dollar
Notional amount (NZ$)	$22,500	—	$17,500	$10,000	—	—	$50,000	$2,492
Average contract rate	0.7200	—	0.7331	0.7338	—	—	0.7273

Item 4.	CONTROLS AND PROCEDURES
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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of June 30, 2018.
In the quarter ended June 30, 2018, based upon the evaluation required by Rule 13a-15(d) under the Exchange Act, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The information set forth in Note 9 — Contingencies in the “Notes to Consolidated Financial Statements” under Item 1 of Part I of this report is incorporated herein by reference.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
In February 2016, the Board of Directors approved the repurchase of up to $100 million of Rayonier’s common shares (the “share repurchase program”) to be made at management’s and the Board of Directors’ discretion. The program has no time limit and may be suspended or discontinued at any time. There were no shares repurchased under this program in the second quarter of 2018 and there was $99.3 million, or approximately 2,566,824 shares based on the period end closing stock price of $38.69, available for repurchase as of June 30, 2018.
In 1996, we began a common share repurchase program (the “1996 anti-dilutive program”) to minimize the dilutive effect of our employee incentive stock plans on earnings per share. This program limits the number of shares that may be purchased each year to the greater of 1.5% of outstanding shares at the beginning of the year or the number of incentive shares issued to employees during the year. In October 2000, July 2003 and October 2011, our Board of Directors authorized the purchase of additional shares in the program totaling 2.1 million shares. The 1996 anti-dilutive program does not have an expiration date. There were no shares purchased under this program in the second quarter of 2018 and there were 3,869,621 shares available for purchase at June 30, 2018.
The following table provides information regarding our purchases of Rayonier common shares during the quarter ended June 30, 2018:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
April 1 to April 30	80,158	36.77	—	6,436,445
May 1 to May 31	14	37.36	—	6,436,445
June 1 to June 30	—	—	—	6,436,445
Total	80,172		—

(a)
Includes 80,172 shares of the Company’s common shares purchased in April, May and June from current and former employees in non-open market transactions. The shares were sold by current and former employees of the Company in exchange for cash that was used to pay withholding taxes associated with the vesting of restricted stock awards and performance share awards under the Company’s stock incentive plan. The price per share surrendered is based on the closing price of the company’s common shares on the respective vesting dates of the awards.

(b)	Maximum number of shares authorized to be purchased as of June 30, 2018 include 3,869,621 under the 1996 anti-dilutive program and approximately 2,566,824 under the share repurchase program.

Item 6.	EXHIBITS

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income for the Three and Six Months Ended June 30, 2018 and 2017; (ii) the Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017; (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the Six Months Ended June 30, 2018 and the Years Ended December 31, 2017 and 2016; (iv) the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2018 and 2017; and (v) the Notes to Consolidated Financial Statements
Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER INC.
(Registrant)

By:	/s/ APRIL TICE
April Tice Director, Financial Services and Corporate Controller (Duly Authorized Officer, Principal Accounting Officer)
Date: August 3, 2018