Form 10-Q
period 2018-09-30
RAYONIER INC
filed 2018-11-02
CIK 52827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
YES ☐        NO  ☒

As of October 26, 2018, there were outstanding 129,467,663 Common Shares of the registrant.

i

PART I.        FINANCIAL INFORMATION

Item 1.         Financial Statements

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
SALES (NOTE 2)	$200,890	$184,419	$649,991	$579,874
Costs and Expenses
Cost of sales	(143,261)	(136,983)	(466,167)	(418,421)
Selling and general expenses	(10,800)	(9,936)	(31,304)	(29,771)
Other operating (loss) income, net (Note 15)	(451)	1,771	2,577	3,744
	(154,512)	(145,148)	(494,894)	(444,448)
OPERATING INCOME	46,378	39,271	155,097	135,426
Interest expense	(7,838)	(8,553)	(23,992)	(25,600)
Interest and other miscellaneous income, net	495	1,128	4,020	1,650
INCOME BEFORE INCOME TAXES	39,035	31,846	135,125	111,476
Income tax expense (Note 8)	(8,396)	(3,043)	(22,443)	(16,817)
NET INCOME	30,639	28,803	112,682	94,659
Less: Net income attributable to noncontrolling interest	(7,207)	(4,115)	(12,453)	(9,968)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	23,432	24,688	100,229	84,691
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment, net of income tax expense of $0, $0, $0 and $0	(10,527)	(7,317)	(30,599)	16,599
Cash flow hedges, net of income tax benefit (expense) of $401, ($614), $2,012 and $534	4,142	(2,162)	21,285	(1,597)
Amortization of pension and postretirement plans, net of income tax expense of $711, $0, $711 and $0	(542)	116	(204)	349
Total other comprehensive (loss) income	(6,927)	(9,363)	(9,518)	15,351
COMPREHENSIVE INCOME	23,712	19,440	103,164	110,010
Less: Comprehensive income attributable to noncontrolling interest	(4,533)	(2,289)	(4,004)	(13,537)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$19,179	$17,151	$99,160	$96,473
EARNINGS PER COMMON SHARE (Note 11)
Basic earnings per share attributable to Rayonier Inc.	$0.18	$0.19	$0.78	$0.67
Diluted earnings per share attributable to Rayonier Inc.	$0.18	$0.19	$0.77	$0.67

Dividends declared per share	$0.27	$0.25	$0.79	$0.75

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	September 30, 2018	December 31, 2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$146,259	$112,653
Accounts receivable, less allowance for doubtful accounts of $8 and $23	43,089	27,693
Inventory (Note 16)	26,950	24,141
Prepaid expenses	15,849	15,993
Other current assets	2,443	3,047
Total current assets	234,590	183,527
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,386,949	2,462,066
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 6)	79,747	80,797
PROPERTY, PLANT AND EQUIPMENT
Land	4,131	3,962
Buildings	23,149	23,618
Machinery and equipment	4,427	4,440
Construction in progress	635	627
Total property, plant and equipment, gross	32,342	32,647
Less — accumulated depreciation	(9,540)	(9,269)
Total property, plant and equipment, net	22,802	23,378
RESTRICTED CASH (NOTE 17)	45,418	59,703
OTHER ASSETS	72,709	49,010
TOTAL ASSETS	$2,842,215	$2,858,481
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$22,406	$25,148
Current maturities of long-term debt (Note 5)	—	3,375
Accrued taxes	7,818	3,781
Accrued payroll and benefits	8,320	9,662
Accrued interest	7,963	5,054
Deferred revenue	13,867	9,721
Other current liabilities	21,249	11,807
Total current liabilities	81,623	68,548
LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS (NOTE 5)	972,426	1,022,004
PENSION AND OTHER POSTRETIREMENT BENEFITS (NOTE 14)	28,925	31,905
OTHER NON-CURRENT LIABILITIES	58,142	43,084
COMMITMENTS AND CONTINGENCIES (NOTES 7 and 9)
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 shares authorized,129,467,237 and 128,970,776 shares issued and outstanding	882,421	872,228
Retained earnings	705,531	707,378
Accumulated other comprehensive income (Note 18)	12,348	13,417
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,600,300	1,593,023
Noncontrolling interest	100,799	99,917
TOTAL SHAREHOLDERS’ EQUITY	1,701,099	1,692,940
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,842,215	$2,858,481

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except share data)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2016	122,904,368	$709,867	$700,887	$856	$85,142	$1,496,752
Cumulative-effect adjustment due to adoption of ASU No. 2016-16	—	—	(14,365)	—	—	(14,365)
Net income	—	—	148,842	—	12,737	161,579
Dividends ($1.00 per share)	—	—	(127,986)	—	—	(127,986)
Issuance of shares under incentive stock plans	322,314	4,751	—	—	—	4,751
Stock-based compensation	—	5,396	—	—	—	5,396
Repurchase of common shares	(5,906)	(176)	—	—	—	(176)
Actuarial change and amortization of pension and postretirement plan liabilities	—	—	—	(208)	—	(208)
Foreign currency translation adjustment	—	—	—	7,416	1,698	9,114
Cash flow hedges	—	—	—	5,353	340	5,693
Issuance of shares under equity offering, net of costs	5,750,000	152,390	—	—	—	152,390
Balance, December 31, 2017	128,970,776	$872,228	$707,378	$13,417	$99,917	$1,692,940
Cumulative-effect adjustment due to adoption of ASU No. 2018-02	—	—	711	(711)	—	—
Net income	—	—	100,229	—	12,453	112,682
Dividends ($0.79 per share)	—	—	(102,787)	—	—	(102,787)
Issuance of shares under incentive stock plans	577,857	8,216	—	—	—	8,216
Stock-based compensation	—	4,957	—	—	—	4,957
Repurchase of common shares	(81,396)	(2,980)	—	—	—	(2,980)
Amortization of pension and postretirement plan liabilities	—	—	—	507	—	507
Foreign currency translation adjustment	—	—	—	(23,341)	(7,258)	(30,599)
Cash flow hedges	—	—	—	22,476	(1,191)	21,285
Dividend to New Zealand minority shareholder	—	—	—	—	(3,122)	(3,122)
Balance, September 30, 2018	129,467,237	$882,421	$705,531	$12,348	$100,799	$1,701,099

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2018	2017
OPERATING ACTIVITIES
Net income	$112,682	$94,659
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	115,726	96,602
Non-cash cost of land and improved development	17,051	8,631
Stock-based incentive compensation expense	4,957	4,084
Deferred income taxes	21,019	16,714
Amortization of losses from pension and postretirement plans	507	349
Gain on sale of large disposition of timberlands	—	(28,183)
Other	3,470	29
Changes in operating assets and liabilities:
Receivables	(15,261)	(18,639)
Inventories	1,085	(617)
Accounts payable	(825)	5,018
Income tax receivable/payable	—	(126)
All other operating activities	640	8,352
CASH PROVIDED BY OPERATING ACTIVITIES	261,051	186,873
INVESTING ACTIVITIES
Capital expenditures	(44,137)	(45,731)
Real estate development investments	(6,889)	(11,780)
Purchase of timberlands	(38,978)	(239,052)
Net proceeds from large disposition of timberlands	—	42,029
Rayonier office building under construction	—	(5,979)
Other	2,132	383
CASH (USED FOR) INVESTING ACTIVITIES	(87,872)	(260,130)
FINANCING ACTIVITIES
Issuance of debt	1,014	63,389
Repayment of debt	(54,416)	(95,216)
Dividends paid	(101,839)	(95,008)
Proceeds from the issuance of common shares under incentive stock plan	8,216	3,665
Proceeds from the issuance of common shares from equity offering, net of costs	—	152,390
Repurchase of common shares	(2,980)	—
Proceeds from shareholder distribution hedge	610	—
Distribution to minority shareholder	(3,122)	—
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(152,517)	29,220
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,341)	1,113
CASH, CASH EQUIVALENTS AND RESTRICTED CASH (a)
Change in cash, cash equivalents and restricted cash	19,321	(42,924)
Balance, beginning of year	172,356	157,617
Balance, end of period	$191,677	$114,693
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest (b)	$20,910	$23,540
Income taxes	824	495
Non-cash investing activity:
Capital assets purchased on account	2,848	4,376

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

(b)
Interest paid is presented net of patronage payments received of $4.1 million and $3.0 million for the nine months ended September 30, 2018 and September 30, 2017, respectively. For additional information on patronage payments, see Note 5 — Debt in the 2017 Form 10-K.

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
RECLASSIFICATIONS
Management has changed how it internally evaluates the business performance of its New Zealand Timber segment. In order to align segment reporting, the Company has reclassified New Zealand timberland sales from the New Zealand Timber segment to the Real Estate segment. All prior period amounts previously reported have been reclassified to reflect the realigned segments. See Note 4 — Segment and Geographic Information.
RECENTLY ADOPTED STANDARDS
In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220) Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income . This standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act. ASU No. 2018-02 is effective for the Company's reporting period beginning on January 1, 2019; early adoption is permitted. The Company elected to adopt ASU No. 2018-02 during the third quarter of 2018, and elected to reclassify the income tax effects of the Tax Cuts and Jobs Act from AOCI to retained earnings. The reclassification decreased AOCI and increased retained earnings by $0.7 million, with zero net effect on total shareholders’ equity. See Note 8 — Income Taxes for additional information.
The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), on January 1, 2018. The Company elected to apply the modified retrospective method to contracts that were not completed at the date of adoption. The Company also elected not to retrospectively restate contracts modified prior to January 1, 2018.

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
In March 2017, the FASB issued ASU No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires that an employer report the service cost component of net periodic benefit cost in the Consolidated Statements of Income in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. Additionally, the other components of net periodic benefit cost (interest cost, expected return on plan assets and amortization of losses or gains) are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. ASU No. 2017-07 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and is required to be applied retrospectively to all periods presented beginning in the period of adoption. Rayonier adopted ASU No. 2017-07 during the first quarter ended March 31, 2018 and applied the update retrospectively to all periods presented. See Note 14 — Employee Benefit Plans for the components of net periodic benefit cost and the location of these items in the Consolidated Statements of Income and Comprehensive Income.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Consolidated Statements of Cash Flows. ASU No. 2016-18 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. ASU No. 2016-18 is required to be applied retrospectively to all periods presented beginning in the period of adoption. Rayonier adopted ASU No. 2016-18 in the first quarter ended March 31, 2018 and applied the update retrospectively to all periods presented. Restricted cash is now included with cash and cash equivalents when reconciling the beginning-of-year and end-of-period total amounts shown on the Consolidated Statements of Cash Flows, and therefore changes in restricted cash are no longer reported as cash flow activities. See Note 17 — Restricted Cash for additional information, including the nature of restrictions on the Company’s cash, cash equivalents, and restricted cash.

The Company adopted ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Receipts and Cash Payments in the first quarter ended March 31, 2018 with no material impact on the consolidated financial statements.

The Company adopted ASU No. 2018-03, Technical Corrections and Improvements to Financial Instruments —Overall (Subtopic 825-10) in the third quarter ended September 30, 2018 with no material impact on the consolidated financial statements.
NEW ACCOUNTING STANDARDS
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which currently requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. ASU No. 2016-02 also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. This update provides an optional transition practical expedient to not evaluate existing or expired land easements that were not previously accounted for as leases under the current leases guidance. An entity that elects this practical expedient should evaluate new or modified land easements under ASU No. 2016-02, once adopted. An entity that does not elect this practical expedient should evaluate all existing or expired land easements in connection with the adoption of ASU No. 2016-02 to assess whether they meet the definition of a lease. This standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and is required to be applied on a modified retrospective basis beginning at the earliest period presented. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.
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
In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements. Among the changes, entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. ASU No. 2018-13 is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted. Entities are also allowed to elect early adoption of the eliminated or modified disclosure requirements and delay adoption of the new disclosure requirements until their effective date. As ASU No. 2018-13 only revises disclosure requirements, it will not have a material impact on the Company’s Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework — Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU makes minor changes to the disclosure requirements for employers that sponsor defined benefit pension and/or other postretirement benefit plans. ASU 2018-14 is effective for fiscal years ending after December 15, 2020; early adoption is permitted. As ASU 2018-14 only revises disclosure requirements, it will not have a material impact on the Company’s Consolidated Financial Statements.
SUBSEQUENT EVENTS
The Company has evaluated events occurring from September 30, 2018 to the date of issuance of these Consolidated Financial Statements for potential recognition or disclosure in the consolidated financial statements. No events were identified that warranted recognition. See Note 9 — Contingencies for events that warranted disclosure.

2.    REVENUE
ADOPTION OF ASC 606
For information on the adoption of ASC 606, including changes to significant accounting policies and required transition disclosures, see Note 1 — Basis of Presentation.
REVENUE RECOGNITION
The Company recognizes revenues when control of promised goods or services (“performance obligations”) is transferred to customers, in an amount that reflects the consideration expected in exchange for those goods or services (“transaction price”). The Company generally satisfies performance obligations within a year of entering into a contract and therefore has applied the disclosure exemption found under ASC 606-10-50-14. Unsatisfied performance obligations as of September 30, 2018 are primarily due to advances on stumpage contracts and unearned license revenue. These performance obligations are expected to be satisfied within the next twelve months. The Company generally collects payment within a year of satisfying performance obligations and therefore has elected not to adjust revenues for a financing component.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables present our revenue from contracts with customers disaggregated by product type for the three and nine months ended September 30, 2018 and 2017:

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Elim.	Total
September 30, 2018
Pulpwood	$19,998	$3,560	$7,278	—	$2,487	—	$33,323
Sawtimber	13,734	23,495	56,663	—	28,321	—	122,213
Hardwood	1,071	—	—	—	—	—	1,071
Total Timber Sales	34,803	27,055	63,941	—	30,808	—	156,607
License Revenue, Primarily From Hunting	4,016	224	98	—	—	—	4,338
Other Non-Timber/Carbon Revenue	637	468	2,226	—	—	—	3,331
Agency Fee Income	—	—	—	—	172	—	172
Total Non-Timber Sales	4,653	692	2,324	—	172	—	7,841
Improved Development	—	—	—	1,352	—	—	1,352
Unimproved Development	—	—	—	1,175	—	—	1,175
Rural	—	—	—	4,489	—	—	4,489
Non-strategic / Timberlands	—	—	—	29,152	—	—	29,152
Large Dispositions	—	—	—	—	—	—	—
Total Real Estate Sales	—	—	—	36,168	—	—	36,168

Revenue from Contracts with Customers	39,456	27,747	66,265	36,168	30,980	—	200,616
Other Non-Timber Sales, Primarily Lease	206	68	—	—	—	—	274
Intersegment	—	—	—	—	30	(30)	—
Total Revenue	$39,662	$27,815	$66,265	$36,168	$31,010	($30)	$200,890

September 30, 2017
Pulpwood	$18,260	$2,515	$7,344	—	$3,425	—	$31,544
Sawtimber	12,485	16,131	62,569	—	36,828	—	128,013
Hardwood	1,152	—	—	—	—	—	1,152
Total Timber Sales	31,897	18,646	69,913	—	40,253	—	160,709
License Revenue, Primarily from Hunting	4,171	161	36	—	—	—	4,368
Other Non-Timber Revenue	1,042	233	146	—	—	—	1,421
Agency Fee Income	—	—	—	—	433	—	433
Total Non-Timber Sales	5,213	394	182	—	433	—	6,222
Improved Development	—	—	—	46	—	—	46
Unimproved Development	—	—	—	13,905	—	—	13,905
Rural	—	—	—	3,125	—	—	3,125
Non-strategic / Timberlands	—	—	—	164	—	—	164
Large Dispositions	—	—	—	—	—	—	—
Total Real Estate Sales	—	—	—	17,240	—	—	17,240

Revenue from Contracts with Customers	37,110	19,040	70,095	17,240	40,686	—	184,171
Other Non-Timber Sales, Primarily Lease	191	57	—	—	—	—	248
Total Revenue	$37,301	$19,097	$70,095	$17,240	$40,686	—	$184,419

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Nine Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Elim.	Total
September 30, 2018
Pulpwood	$61,898	$11,648	$20,910	—	$10,548	—	$105,004
Sawtimber	45,452	77,172	162,627	—	105,309	—	390,560
Hardwood	2,882	—	—	—	—	—	2,882
Total Timber Sales	110,232	88,820	183,537	—	115,857	—	498,446
License Revenue, Primarily From Hunting	12,137	450	292	—	—	—	12,879
Other Non-Timber/Carbon Revenue	8,320	1,923	5,053	—	—	—	15,296
Agency Fee Income	—	—	—	—	460	—	460
Total Non-Timber Sales	20,457	2,373	5,345	—	460	—	28,635
Improved Development	—	—	—	3,817	—	—	3,817
Unimproved Development	—	—	—	8,621	—	—	8,621
Rural	—	—	—	10,969	—	—	10,969
Non-strategic / Timberlands	—	—	—	98,685	—	—	98,685
Large Dispositions	—	—	—	—	—	—	—
Total Real Estate Sales	—	—	—	122,092	—	—	122,092

Revenue from Contracts with Customers	130,689	91,193	188,882	122,092	116,317	—	649,173
Other Non-Timber Sales, Primarily Lease	609	209	—	—	—	—	818
Intersegment	—	—	—	—	66	(66)	—
Total Revenue	$131,298	$91,402	$188,882	$122,092	$116,383	($66)	$649,991

September 30, 2017
Pulpwood	$52,407	$8,683	$18,956	—	$9,972	—	$90,018
Sawtimber	40,088	54,203	144,550	—	105,964	—	344,805
Hardwood	2,895	—	—	—	—	—	2,895
Total Timber Sales	95,390	62,886	163,506	—	115,936	—	437,718
License Revenue, Primarily from Hunting	11,809	354	154	—	—	—	12,317
Other Non-Timber Revenue	4,184	2,037	320	—	—	—	6,541
Agency Fee Income	—	—	—	—	1,051	—	1,051
Total Non-Timber Sales	15,993	2,391	474	—	1,051	—	19,909
Improved Development	—	—	—	189	—	—	189
Unimproved Development	—	—	—	16,405	—	—	16,405
Rural	—	—	—	15,357	—	—	15,357
Non-strategic / Timberlands	—	—	—	47,558	—	—	47,558
Large Dispositions	—	—	—	41,951	—	—	41,951
Total Real Estate Sales	—	—	—	121,460	—	—	121,460

Revenue from Contracts with Customers	111,383	65,277	163,980	121,460	116,987	—	579,087
Other Non-Timber Sales, Primarily Lease	584	203	—	—	—	—	787
Total Revenue	$111,967	$65,480	$163,980	$121,460	$116,987	—	$579,874

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

REVENUE RECOGNITION FOR TIMBER SALES AND NON-TIMBER INCOME
Revenue from the sale of timber is recognized when control passes to the buyer. The Company utilizes two primary methods or sales channels for the sale of timber – a stumpage/standing timber model and a delivered log model. The sales method the Company employs depends upon local market conditions and which method management believes will provide the best overall margins.
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
The following table summarizes revenue recognition and general payment terms for timber sales:

Contract Type	Performance Obligation	Timing of Revenue Recognition	General Payment Terms
Stumpage Pay-as-Cut	Right to harvest a unit (i.e. ton, MBF, JAS m3) of standing timber	As timber is severed (point-in-time)	Initial payment between 5% and 20% of estimated contract value; collection generally within 10 days of severance
Stumpage Lump Sum	Right to harvest an agreed upon acreage of standing timber	Contract execution (point-in-time)	Full payment due upon contract execution
Stumpage Agreed Volume	Right to harvest an agreed upon volume of standing timber	As timber is severed (over-time)	Payments made throughout contract term at the earlier of a specified harvest percentage or time elapsed
Delivered Wood (Domestic)	Delivery of a unit (i.e. ton, MBF, JAS m3) of timber to customer’s facility	Upon delivery to customer’s facility (point-in-time)	No initial payment and on open credit terms; collection generally within 30 days of invoice
Delivered Wood (Export)	Delivery of a unit (i.e. ton, MBF, JAS m3) onto export vessel	Upon delivery onto export vessel (point-in-time)	Letter of credit from an approved bank; collection generally within 30 days of delivery

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables present our timber sales disaggregated by contract type for the three and nine months ended September 30, 2018 and 2017:

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Trading	Total
September 30, 2018
Stumpage Pay-as-Cut	$16,984	—	—	—	$16,984
Stumpage Lump Sum	284	2,143	—	—	2,427
Stumpage Agreed Volume	—	—	—	—	—
Total Stumpage	17,268	2,143	—	—	19,411

Delivered Wood (Domestic)	15,856	24,912	24,771	1,813	67,352
Delivered Wood (Export)	1,679	—	39,170	28,995	69,844
Total Delivered	17,535	24,912	63,941	30,808	137,196

Total Timber Sales	$34,803	$27,055	$63,941	$30,808	$156,607

September 30, 2017
Stumpage Pay-as-Cut	$18,607	—	—	—	$18,607
Stumpage Lump Sum	1,954	3,987	—	—	5,941
Stumpage Agreed Volume	—	—	—	—	—
Total Stumpage	20,561	3,987	—	—	24,548

Delivered Wood (Domestic)	11,336	14,659	24,440	1,808	52,243
Delivered Wood (Export)	—	—	45,473	38,445	83,918
Total Delivered	11,336	14,659	69,913	40,253	136,161

Total Timber Sales	$31,897	$18,646	$69,913	$40,253	$160,709

Nine Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Trading	Total
September 30, 2018
Stumpage Pay-as-Cut	$59,348	—	—	—	$59,348
Stumpage Lump Sum	2,358	11,854	—	—	14,212
Stumpage Agreed Volume	—	—	—	—	—
Total Stumpage	61,706	11,854	—	—	73,560

Delivered Wood (Domestic)	44,399	76,966	70,521	4,317	196,203
Delivered Wood (Export)	4,127	—	113,016	111,540	228,683
Total Delivered	48,526	76,966	183,537	115,857	424,886

Total Timber Sales	$110,232	$88,820	$183,537	$115,857	$498,446

September 30, 2017
Stumpage Pay-as-Cut	$56,956	—	—	—	$56,956
Stumpage Lump Sum	6,997	6,574	—	—	13,571
Stumpage Agreed Volume	—	1,234	—	—	1,234
Total Stumpage	63,953	7,808	—	—	71,761

Delivered Wood (Domestic)	31,437	55,078	63,883	4,132	154,530
Delivered Wood (Export)	—	—	99,623	111,804	211,427
Total Delivered	31,437	55,078	163,506	115,936	365,957

Total Timber Sales	$95,390	$62,886	$163,506	$115,936	$437,718

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
The following table summarizes revenue recognized during the three and nine months ended September 30, 2018 and 2017 that was included in the contract liability balance at the beginning of each year:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue recognized from contract liability balance at the beginning of the year (a)	$355	$459	$8,685	$8,369

(a)	Revenue recognized was primarily from hunting licenses and the use of advances on pay-as-cut timber sales.

3.	JOINT VENTURE INVESTMENT (MATARIKI FORESTRY GROUP)
The Company maintains a controlling financial interest in Matariki Forestry Group (the “New Zealand JV”), a joint venture that owns or leases approximately 407,000 legal acres of New Zealand timberland. Accordingly, the Company consolidates the New Zealand JV’s balance sheet and results of operations. The portions of the consolidated financial position and results of operations attributable to the New Zealand JV’s 23% noncontrolling interest are shown separately within the Consolidated Statements of Income and Comprehensive Income and Consolidated Statements of Changes in Shareholders’ Equity. Rayonier New Zealand Limited (“RNZ”), a wholly-owned subsidiary of Rayonier Inc., serves as the manager of the New Zealand JV.

4.	SEGMENT AND GEOGRAPHICAL INFORMATION
Management has changed how it internally evaluates the business performance of its New Zealand Timber segment. In order to align segment reporting, the Company has reclassified New Zealand timberland sales from the New Zealand Timber segment to the Real Estate segment. All prior period amounts previously reported have been reclassified to reflect the realigned segments.
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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Operating income as presented in the Consolidated Statements of Income and Comprehensive Income is equal to segment income. Certain income (loss) items in the Consolidated Statements of Income and Comprehensive Income are not allocated to segments. These items, which include interest expense, interest and other miscellaneous income and income tax expense, are not considered by management to be part of segment operations and are included under “Corporate and other” or “unallocated interest expense and other.”
The following tables summarize the segment information for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
SALES	2018	2017	2018	2017
Southern Timber	$39,662	$37,301	$131,298	$111,967
Pacific Northwest Timber	27,815	19,097	91,402	65,480
New Zealand Timber	66,265	70,095	188,882	163,980
Real Estate (a)	36,168	17,240	122,092	121,460
Trading	31,010	40,686	116,383	116,987
Intersegment Eliminations	(30)	—	(66)	—
Total	$200,890	$184,419	$649,991	$579,874

(a)    The nine months ended September 30, 2017 includes $42.0 million of Large Dispositions.

	Three Months Ended September 30,		Nine Months Ended September 30,
OPERATING INCOME (LOSS)	2018	2017	2018	2017
Southern Timber	$9,183	$11,436	$37,061	$35,031
Pacific Northwest Timber	1,911	1,134	12,209	(1,278)
New Zealand Timber	16,416	19,280	50,141	41,510
Real Estate (a)	24,726	11,437	71,645	72,052
Trading	304	1,142	680	3,380
Corporate and other	(6,162)	(5,158)	(16,639)	(15,269)
Total Operating Income	46,378	39,271	155,097	135,426
Unallocated interest expense and other	(7,343)	(7,425)	(19,972)	(23,950)
Total Income before Income Taxes	$39,035	$31,846	$135,125	$111,476

(a)    The nine months ended September 30, 2017 includes $28.2 million of Large Dispositions.

	Three Months Ended September 30,		Nine Months Ended September 30,
DEPRECIATION, DEPLETION AND AMORTIZATION	2018	2017	2018	2017
Southern Timber	$13,672	$12,736	$44,591	$37,092
Pacific Northwest Timber	7,802	6,481	26,687	23,766
New Zealand Timber	7,544	8,478	21,287	20,477
Real Estate (a)	5,491	735	22,296	22,902
Trading	—	—	—	—
Corporate and other	297	277	865	469
Total	$34,806	$28,707	$115,726	$104,706

(a)    The nine months ended September 30, 2017 includes $8.1 million from Large Dispositions.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

NON-CASH COST OF LAND AND IMPROVED DEVELOPMENT	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Southern Timber	—	—	—	—
Pacific Northwest Timber	—	—	—	—
New Zealand Timber	—	—	—	—
Real Estate (a)	2,115	1,272	17,051	14,374
Trading	—	—	—	—
Total	$2,115	$1,272	$17,051	$14,374

(a)    The nine months ended September 30, 2017 includes $5.7 million from Large Dispositions.

5.	DEBT
Rayonier’s debt consisted of the following at September 30, 2018:

September 30, 2018
Term Credit Agreement borrowings due 2024 at a variable interest rate of 3.7% at September 30, 2018 (a)	$350,000
Senior Notes due 2022 at a fixed interest rate of 3.75%	325,000
Incremental Term Loan Agreement borrowings due 2026 at a variable interest rate of 4.0% at September 30, 2018 (b)	300,000
Total debt	975,000
Less: Deferred financing costs	(2,574)
Long-term debt, net of deferred financing costs	$972,426

(a)    As of September 30, 2018, the periodic interest rate on the term loan facility was LIBOR plus 1.625%. The Company estimates the effective fixed interest rate on the term loan facility to be approximately 3.3% after consideration of interest rate swaps and estimated patronage refunds.
(b)    As of September 30, 2018, the periodic interest rate on the incremental term loan was LIBOR plus 1.900%. The Company estimates the
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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

2018 DEBT ACTIVITY
During the nine months ended September 30, 2018, the Company made a repayment of $50.0 million on the Revolving Credit Facility. As of September 30, 2018, the Company had available borrowings of $189.8 million under the Revolving Credit Facility, net of $10.2 million to secure its outstanding letters of credit.
In addition, the New Zealand JV made borrowings and repayments of $1.0 million on its working capital facility. As of September 30, 2018, draws totaling NZ$40.0 million remain available on the working capital facility. The New Zealand JV also fully repaid its shareholder loan held by the noncontrolling interest party during the nine months ended September 30, 2018.
DEBT COVENANTS
In connection with the Company’s $350 million term credit agreement (the “Term Credit Agreement”), $300 million incremental term loan agreement (the “Incremental Term Loan Agreement”) and $200 million revolving credit facility (the “Revolving Credit Facility”), customary covenants must be met, the most significant of which include interest coverage and leverage ratios.
In addition to these financial covenants listed above, the Senior Notes, Term Credit Agreement, Incremental Term Loan Agreement and Revolving Credit Facility include customary covenants that limit the incurrence of debt and the disposition of assets, among others. At September 30, 2018, the Company was in compliance with all applicable covenants.

6.	HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS
Rayonier continuously assesses potential alternative uses of its timberlands, as some properties may become more valuable for development, residential, recreation or other purposes. The Company periodically transfers, via a sale or contribution from the real estate investment trust (“REIT”) entities to taxable REIT subsidiaries (“TRS”), higher and better use (“HBU”) timberlands to enable land-use entitlement, development or marketing activities. The Company also acquires HBU properties in connection with timberland acquisitions. These properties are managed as timberlands until sold or developed. While the majority of HBU sales involve rural and recreational land, the Company also selectively pursues various land-use entitlements on certain properties for residential, commercial and industrial development in order to enhance the long-term value of such properties. For selected development properties, Rayonier also invests in targeted infrastructure improvements, such as roadways and utilities, to accelerate the marketability and enhance the value of such properties.
An analysis of higher and better use timberlands and real estate development investments from December 31, 2017 to September 30, 2018 is shown below:

	Higher and Better Use Timberlands and Real Estate Development Investments
	Land and Timber	Development Investments	Total
Non-current portion at December 31, 2017	$59,653	$21,144	$80,797
Plus: Current portion (a)	6,702	11,648	18,350
Total Balance at December 31, 2017	66,355	32,792	99,147
Non-cash cost of land and improved development	(1,179)	(2,961)	(4,140)
Timber depletion from harvesting activities and basis of timber sold in real estate sales	(1,335)	—	(1,335)
Capitalized real estate development investments (b)	—	6,889	6,889
Capital expenditures (silviculture)	161	—	161
Intersegment transfers	1,399	—	1,399
Total Balance at September 30, 2018	65,401	36,720	102,121
Less: Current portion (a)	(5,858)	(16,516)	(22,374)
Non-current portion at September 30, 2018	$59,543	$20,204	$79,747

(a)	The current portion of Higher and Better Use Timberlands and Real Estate Development Investments is recorded in Inventory. See Note 16 — Inventory for additional information.

(b)	Capitalized real estate development investments include $0.5 million of capitalized interest.

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
At September 30, 2018, the future minimum payments under non-cancellable operating leases, timberland leases and other commitments were as follows:

	Operating Leases	Timberland Leases (a)	Commitments (b)	Total
Remaining 2018	$331	$3,888	$5,480	$9,699
2019	1,173	8,677	3,239	13,089
2020	1,017	8,300	787	10,104
2021	849	8,301	612	9,762
2022	701	8,063	587	9,351
Thereafter (c)	717	142,876	929	144,522
	$4,788	$180,105	$11,634	$196,527

(a)	The majority of timberland leases are subject to increases or decreases based on either the Consumer Price Index, Producer Price Index or market rates.

(b)
Commitments include $0.5 million of pension contribution requirements remaining in 2018 based on actuarially determined estimates and IRS minimum funding requirements, payments expected to be made on derivative financial instruments (foreign exchange contracts and interest rate swaps), construction of the Company’s Wildlight development project and other purchase obligations.

(c)
Includes 20 years of future minimum payments for perpetual Crown Forest Licenses (“CFL”). A CFL consists of a license to use public or government owned land to operate a commercial forest. The CFL's extend indefinitely and may only be terminated upon a 35-year termination notice from the government. If no termination notice is given, the CFLs renew automatically each year for a one-year term. As of September 30, 2018, the New Zealand JV has two CFL’s under termination notice that are currently being relinquished as harvest activities are concluding, as well as two fixed term CFL’s expiring in 2062. The annual license fee is determined based on current market rental value, with triennial rent reviews.

8.    INCOME TAXES
The operations conducted by the Company’s REIT entities are generally not subject to U.S. federal and state income tax. The New Zealand JV is subject to corporate level tax in New Zealand. Non-REIT qualifying operations are conducted by the Company’s TRS. The primary businesses performed in Rayonier’s TRS include log trading and certain real estate activities, such as the sale, entitlement and development of HBU properties. For the three and nine months ended September 30, 2018, the Company recorded income tax expense of $8.4 million and $22.4 million, respectively. For the three and nine months ended September 30, 2017, the Company recorded income tax expense of $3.0 million and $16.8 million, respectively.
PROVISION FOR INCOME TAXES
The Company’s effective tax rate is below the 21.0% U.S. statutory rate due to tax benefits associated with being a REIT. The Company’s annualized effective tax rate (“AETR”) as of September 30, 2018 and September 30, 2017 was 16.5% and 15.1%, respectively. The company’s tax expense is principally related to New Zealand corporate level tax on the New Zealand JV income.
In accordance with GAAP, the Company recognizes the impact of a tax position if a position is “more-likely-than-not” to prevail. For the nine months ended September 30, 2018, there were no material changes in uncertain tax positions.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

U.S. TAX REFORM
The Tax Cuts and Jobs Act (the “Act”) was signed into law on December 22, 2017 making significant changes to the Internal Revenue Code. Changes include a permanent reduction in the U.S. statutory corporate income tax rate from 35% to 21% effective January 1, 2018 and a one-time transition tax on the deemed repatriation of deferred foreign earnings in 2017.
The Company has completed its assessment of the accounting implications of the Act. The remeasurement of U.S. deferred tax assets and liabilities resulting from the permanent reduction in the U.S. statutory corporate tax rate resulted in no P&L impact as the Company has a full valuation allowance against U.S. deferred tax assets (net of liabilities). Further, mandatory deemed repatriation had no material impact as the income inclusion was offset by net operating losses (NOL).
The Act subjects a U.S. shareholder to current tax on global intangible low-taxed income (GILTI) earned by certain foreign subsidiaries effective January 1, 2018. For current year, the Company’s REIT entity has a GILTI income inclusion of $1.4 million. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. Due to the Company’s REIT status and the corresponding distribution requirement, the Company has neither a deferred tax related to GILTI nor any current tax expense.
ADOPTION OF ASU 2018-02
The Company evaluates releasing income tax effects from accumulated other comprehensive income each quarter as part of its analysis of AOCI. The Company elected to adopt ASU No. 2018-02 during the third quarter of 2018 and reclassified the resulting income tax effects from AOCI to retained earnings. The reclassification decreased AOCI and increased retained earnings by $0.7 million, with zero net effect on total shareholders’ equity.

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
On March 13, 2018, the Demand Shareholders, Rayonier, certain of Rayonier’s directors’ and officers’ insurance carriers, and certain of the Individual Defendants participated in a mediation, at the conclusion of which the parties reached an agreement in principle to settle the case and amended the term sheet to memorialize such agreement. On April 17, 2018, Plaintiff filed with the Court Plaintiff’s Unopposed Motion for Preliminary Approval of Derivative Settlement and Memorandum of Legal Authority in Support (“Motion for Preliminary Approval”). The terms of the proposed settlement (the “Settlement”) are contained in the Stipulation and Agreement of Settlement (the “Stipulation”), which was attached to the Motion for Preliminary Approval and filed with the Court. The Stipulation, executed by all parties, included the material terms of the term sheet. Pursuant to the terms of the Settlement, which is subject to Court approval and objections by shareholders, the Company agreed to certain governance reforms and to cause certain of its directors’ and officers’ liability insurance carriers to fund a settlement payment for the Demand Shareholders’ attorneys’ fees and expenses as well as incentive awards to the Demand Shareholders in the aggregate amount of $1.995 million. On August 17, 2018, the Court granted the Motion for Preliminary Approval, established notice requirements and scheduled the final hearing as to approval of the Settlement for October 16, 2018. On September 11, 2018, Plaintiff filed with the Court Plaintiff’s Unopposed Motion for Final Approval of Derivative Settlement and Approval of the Agreed-Upon Attorneys’ Fees and Expenses (“Motion for Final Approval”). On October 9, 2018, the Court issued an order rescheduling the hearing on the Motion for Final Approval to October 30, 2018 and the hearing went forward on that date. On November 2, 2018, the Court issued an order granting the Motion for Final Approval and dismissed the case with prejudice. The payments agreed to on March 13, 2018, including the realized amount to be funded by the insurance carriers, were reflected in the Company’s Consolidated Financial Statements as of September 30, 2018.
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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

10.	GUARANTEES
The Company provides financial guarantees as required by creditors, insurance programs, and various governmental agencies.
As of September 30, 2018, the following financial guarantees were outstanding:

Financial Commitments	Maximum Potential Payment	Carrying Amount of Associated Liability
Standby letters of credit (a)	$10,176	—
Guarantees (b)	2,254	43
Surety bonds (c)	1,284	—
Total financial commitments	$13,714	$43

(a)
Approximately $9.2 million of the irrevocable standby letters of credit serve as credit support for infrastructure at the Company’s Wildlight development project. The remaining letters of credit support various insurance related agreements, primarily workers’ compensation. These letters of credit will expire at various dates during 2018 and 2019 and will be renewed as required.

(b)
In conjunction with a timberland sale and note monetization in 2004, the Company issued a make-whole agreement pursuant to which it guaranteed $2.3 million of obligations of a special-purpose entity that was established to complete the monetization. At September 30, 2018, the Company has a de minimis liability to reflect the fair market value of its obligation to perform under the make-whole agreement.

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

11.    EARNINGS PER COMMON SHARE
The following table provides details of the calculations of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income	$30,639	$28,803	$112,682	$94,659
Less: Net income attributable to noncontrolling interest	(7,207)	(4,115)	(12,453)	(9,968)
Net income attributable to Rayonier Inc.	$23,432	$24,688	$100,229	$84,691

Shares used for determining basic earnings per common share	129,142,931	128,610,696	129,005,074	126,934,003
Dilutive effect of:
Stock options	73,372	84,380	85,000	94,528
Performance and restricted shares	539,571	270,704	584,364	315,476
Shares used for determining diluted earnings per common share	129,755,874	128,965,780	129,674,438	127,344,007

Basic earnings per common share attributable to Rayonier Inc.:	$0.18	$0.19	$0.78	$0.67

Diluted earnings per common share attributable to Rayonier Inc.:	$0.18	$0.19	$0.77	$0.67

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Anti-dilutive shares excluded from the computations of diluted earnings per share:
Stock options and performance shares	150,313	621,447	192,265	600,039

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
FOREIGN CURRENCY EXCHANGE AND OPTION CONTRACTS
The functional currency of Rayonier’s wholly owned subsidiary, Rayonier New Zealand Limited, and the New Zealand JV is the New Zealand dollar. The New Zealand JV is exposed to foreign currency risk on export sales and ocean freight payments which are mainly denominated in U.S. dollars. The New Zealand JV typically hedges 35% to 90% of its estimated foreign currency exposure with respect to the following three months forecasted sales and purchases, 25% to 75% of forecasted sales and purchases for the forward three to 12 months and up to 50% of the forward 12 to 18 months. Foreign currency exposure from the New Zealand JV’s trading operations is typically hedged based on the following three months forecasted sales and purchases. As of September 30, 2018, foreign currency exchange contracts and foreign currency option contracts had maturity dates through December 2019 and February 2020, respectively.
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
Through our ownership in the New Zealand JV, the Company is exposed to foreign currency risk on shareholder distribution payments which are denominated in N.Z. dollars. On behalf of the Company, the New Zealand JV typically hedges 60% to 100% of its estimated foreign currency exposure with respect to the following three months anticipated distributions, up to 75% of anticipated distributions for the forward three to six months and up to 50% of the forward six to 12 months. For the three and nine months ended September 30, 2018, the change in fair value of the foreign exchange forward contracts of ($0.2) million and $2.4 million, respectively, was recorded as a (loss)/gain in “Interest and other miscellaneous income, net” as the contracts did not qualify for hedge accounting treatment. As of September 30, 2018, foreign exchange forward contracts had maturity dates through December 2018.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

In March 2018, the Company entered into a foreign currency exchange contract (notional amount of NZ$37 million) to mitigate the risk of fluctuations in foreign currency exchange rates when translating the New Zealand JV’s balance sheet to U.S. dollars. This contract hedged the cash portion of the Company’s net investment in New Zealand and qualified as a net investment hedge. The fair value of this contract was determined by a mark-to-market valuation, which estimates fair value by discounting the difference between the contracted forward price and the current forward price for the residual maturity of the contract using a risk-free interest rate. This hedge qualified for hedge accounting whereby fluctuations in fair market value during the life of the hedge are recorded in AOCI and remain there permanently unless a partial or full liquidation of the investment is made. At each reporting period, the Company reviewed the hedge for ineffectiveness. In April 2018, the foreign currency exchange contract matured and the Company repatriated the cash. The Company did not have any ineffectiveness during the life of the hedge.
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
The following table contains information on the outstanding interest rate swaps as of September 30, 2018:

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

CARBON OPTIONS
The New Zealand JV enters into carbon options from time to time to sell carbon assets at certain prices. The fair value of carbon options is determined by a mark-to-market valuation using the Black-Scholes option pricing model, which estimates fair value by discounting the difference between the contracted forward price and the current forward price for the residual maturity of the contract using a risk-free interest rate. For the three and nine months ended September 30, 2018, the change in fair value of the carbon option contracts of ($0.6) million and ($0.6) million, respectively, was recorded as a loss in “Interest and other miscellaneous income, net” as the contracts did not qualify for hedge accounting treatment. As of September 30, 2018, carbon option contracts had maturity dates through March 2019.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables demonstrate the impact of the Company’s derivatives on the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2018 and 2017.

		Three Months Ended September 30,
	Income Statement Location	2018	2017
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive (loss) income	($1,402)	($1,579)
Foreign currency option contracts	Other comprehensive (loss) income	(29)	(716)
Interest rate swaps	Other comprehensive (loss) income	5,173	(533)

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Interest and other miscellaneous income, net	(189)	609
Carbon option contracts	Interest and other miscellaneous income, net	(577)	—

		Nine Months Ended September 30,
	Income Statement Location	2018	2017
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive (loss) income	($6,800)	$1,611
Foreign currency option contracts	Other comprehensive (loss) income	(388)	219
Interest rate swaps	Other comprehensive (loss) income	26,461	(2,921)

Derivatives designated as a net investment hedge:
Foreign currency exchange contract	Other comprehensive (loss) income	(344)	—

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Interest and other miscellaneous income, net	2,419	283
Carbon option contracts	Interest and other miscellaneous income, net	(577)	—
During the next 12 months, the amount of the September 30, 2018 AOCI balance, net of tax, expected to be reclassified into earnings as a result of the maturation of the Company’s derivative instruments is a loss of approximately $2.6 million.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table contains the notional amounts of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Notional Amount
	September 30, 2018	December 31, 2017
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	$103,000	$107,400
Foreign currency option contracts	20,000	48,000
Interest rate swaps	650,000	650,000

Derivative not designated as a hedging instrument:
Foreign currency exchange contracts	21,019	18,439
Carbon options (a)	7,500	—

(a)    Notional amount for carbon options is calculated as the number of units outstanding multiplied by the spot price as of September 30, 2018.

The following table contains the fair values of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Location on Balance Sheet	Fair Value Assets / (Liabilities) (a)
		September 30, 2018	December 31, 2017
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other current assets	$9	$2,286
	Other assets	—	538
	Other current liabilities	(3,528)	(37)
	Other non-current liabilities	(494)	—
Foreign currency option contracts	Other current assets	40	389
	Other assets	79	137
	Other current liabilities	(104)	(119)
	Other non-current liabilities	(79)	(55)
Interest rate swaps	Other assets	41,900	17,473
	Other non-current liabilities	—	(2,033)

Derivative not designated as a hedging instrument:
Foreign currency exchange contracts	Other current assets	2,206	209
	Other current liabilities	(1)	(189)
Carbon options	Other current liabilities	(664)	—

Total derivative contracts:
Other current assets		$2,255	$2,884
Other assets		41,979	18,148
Total derivative assets		$44,234	$21,032

Other current liabilities		(4,297)	(345)
Other non-current liabilities		(573)	(2,088)
Total derivative liabilities		($4,870)	($2,433)

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
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. (a)
The following table presents the carrying amount and estimated fair values of financial instruments held by the Company at September 30, 2018 and December 31, 2017, using market information and what the Company believes to be appropriate valuation methodologies under GAAP:

	September 30, 2018			December 31, 2017
Asset (Liability) (a)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$146,259	$146,259	—	$112,653	$112,653	—
Restricted cash (b)	45,418	45,418	—	59,703	59,703	—
Current maturities of long-term debt	—	—	—	(3,375)	—	(3,375)
Long-term debt (c)	(972,426)	—	(970,970)	(1,022,004)	—	(1,030,135)
Interest rate swaps (d)	41,900	—	41,900	15,440	—	15,440
Foreign currency exchange contracts (d)	(1,808)	—	(1,808)	2,807	—	2,807
Foreign currency option contracts (d)	(64)	—	(64)	352	—	352
Carbon option contracts	(664)	—	(664)	—	—	—

(a)	The Company did not have Level 3 assets or liabilities at September 30, 2018 and December 31, 2017.

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
Carbon option contracts — The fair value of carbon option contracts is determined by a mark-to-market valuation using the Black-Scholes option pricing model, which estimates fair value by discounting the difference between the contracted forward price and the current forward price for the residual maturity of the contract using a risk-free interest rate.

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
As of September 30, 2018, the Company has paid $2.3 million of the approximately $2.7 million in current year mandatory pension contribution requirements (based on actuarially determined estimates and IRS minimum funding requirements).
The net pension and postretirement benefit (credit) costs that have been recorded are shown in the following table:

Components of Net Periodic Benefit (Credit) Cost	Income Statement Location (a)	Pension		Postretirement
		Three Months Ended September 30,		Three Months Ended September 30,
		2018	2017	2018	2017
Components of Net Periodic Benefit (Credit) Cost
Service cost	Selling and general expenses	—	—	$2	$2
Interest cost	Interest and other miscellaneous income, net	755	815	13	13
Expected return on plan assets (b)	Interest and other miscellaneous income, net	(983)	(945)	—	—
Amortization of losses	Interest and other miscellaneous income, net	168	116	—	—
Net periodic benefit (credit) cost		($60)	($14)	$15	$15

Components of Net Periodic Benefit (Credit) Cost	Income Statement Location (a)	Pension		Postretirement
		Nine Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
Components of Net Periodic Benefit (Credit) Cost
Service cost	Selling and general expenses	—	—	$5	$5
Interest cost	Interest and other miscellaneous income, net	2,266	2,444	38	39
Expected return on plan assets (b)	Interest and other miscellaneous income, net	(2,950)	(2,836)	—	—
Amortization of losses	Interest and other miscellaneous income, net	505	349	2	—
Net periodic benefit (credit) cost		($179)	($43)	$45	$44

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

15.	OTHER OPERATING (LOSS) INCOME, NET
Other operating income, net comprised the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Foreign currency income (expense)	$242	$165	$264	$15
Loss on sale or disposal of property and equipment	(30)	(63)	(3)	(69)
(Loss) gain on foreign currency exchange and option contracts	(712)	1,295	1,599	2,476
Log trading marketing fees	66	389	197	896
Income from the sale of unused Internet Protocol addresses	—	—	646	—
Income from New Zealand Timber settlement	—	—	—	420
Miscellaneous (expense) income, net	(17)	(15)	(126)	6
Total	($451)	$1,771	$2,577	$3,744

16.	INVENTORY
As of September 30, 2018 and December 31, 2017, Rayonier’s inventory was solely comprised of finished goods, as follows:

	September 30, 2018	December 31, 2017
Finished goods inventory
Real estate inventory (a)	$22,374	$18,350
Log inventory	4,576	5,791
Total inventory	$26,950	$24,141

(a)
Represents cost of HBU real estate (including capitalized development investments) expected to be sold within 12 months. See Note 6 — Higher And Better Use Timberlands and Real Estate Development Investments for additional information.

17.	RESTRICTED CASH
In order to qualify for like-kind exchange (“LKE”) treatment, the proceeds from real estate sales must be deposited with a third-party intermediary. These proceeds are accounted for as restricted cash until a suitable replacement property is acquired. In the event LKE purchases are not completed, the proceeds are returned to the Company after 180 days and reclassified as available cash. As of September 30, 2018 and December 31, 2017, the Company had $45.4 million and $59.7 million, respectively, of proceeds from real estate sales classified as restricted cash which were deposited with an LKE intermediary as well as cash held in escrow for a real estate sale.
The following table contains the amounts of restricted cash recorded in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows for the nine months ended September 30, 2018:

September 30, 2018
Restricted cash deposited with LKE intermediary	$44,868
Restricted cash held in escrow	550
Total restricted cash shown in the Consolidated Balance Sheets	45,418
Cash and cash equivalents	146,259
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$191,677

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

18.	ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table summarizes the changes in AOCI by component for the nine months ended September 30, 2018 and the year ended December 31, 2017. All amounts are presented net of tax and exclude portions attributable to noncontrolling interest.

	Foreign currency translation gains	Net investment hedges of New Zealand JV	Cash flow hedges		Employee benefit plans		Total
Balance as of December 31, 2016	$8,559	$1,665	$10,831		($20,199)		$856
Other comprehensive income before reclassifications	7,416	—	7,321		(673)		14,064
Amounts reclassified from accumulated other comprehensive income	—	—	(1,968)		465		(1,503)
Net other comprehensive income/(loss)	7,416	—	5,353		(208)		12,561
Balance as of December 31, 2017	$15,975	$1,665	$16,184		($20,407)		$13,417
Other comprehensive (loss)/income before reclassifications	(22,997)	(344)	23,042	(a)	—		(299)
Amounts reclassified from accumulated other comprehensive income	—	—	(566)		(204)	(b)	(770)
Net other comprehensive (loss)/income	(22,997)	(344)	22,476		(204)		(1,069)
Balance as of September 30, 2018	($7,022)	$1,321	$38,660		($20,611)		$12,348

(a)	Includes $26.4 million of other comprehensive income related to interest rate swaps. See Note 12 — Derivative Financial Instruments and Hedging Activities for additional information.

(b)
This component of other comprehensive income includes $0.5 million in the computation of net periodic pension cost. See Note 14 — Employee Benefit Plans for additional information.  Additionally, this component includes a $0.7 million adjustment related to the adoption of ASU 2018-02. See Note 1— Basis of Presentation.

The following table presents details of the amounts reclassified in their entirety from AOCI to net income for the nine months ended September 30, 2018 and September 30, 2017:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the income statement
	September 30, 2018	September 30, 2017
Realized gain on foreign currency exchange contracts	($865)	($2,928)	Other operating income, net
Realized gain on foreign currency option contracts	(156)	(867)	Other operating income, net
Noncontrolling interest	235	873	Comprehensive income attributable to noncontrolling interest
Income tax expense from gain on foreign currency contracts	220	818	Income tax expense
Net gain from accumulated other comprehensive income	($566)	($2,104)

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

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	For the Three Months Ended September 30, 2018
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$200,890	—	$200,890
Costs and Expenses
Cost of sales	—	—	(143,261)	—	(143,261)
Selling and general expenses	—	(5,094)	(5,706)	—	(10,800)
Other operating loss, net	—	(50)	(401)	—	(451)
	—	(5,144)	(149,368)	—	(154,512)
OPERATING (LOSS) INCOME	—	(5,144)	51,522	—	46,378
Interest expense	(3,138)	(4,676)	(24)	—	(7,838)
Interest and miscellaneous income (expense), net	1,743	1,755	(3,003)	—	495
Equity in income from subsidiaries	24,827	33,539	—	(58,366)	—
INCOME BEFORE INCOME TAXES	23,432	25,474	48,495	(58,366)	39,035
Income tax expense	—	(647)	(7,749)	—	(8,396)
NET INCOME	23,432	24,827	40,746	(58,366)	30,639
Less: Net income attributable to noncontrolling interest	—	—	(7,207)	—	(7,207)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	23,432	24,827	33,539	(58,366)	23,432
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment, net of income tax	(8,090)	—	(10,527)	8,090	(10,527)
Cash flow hedges, net of income tax	4,379	5,174	(1,032)	(4,379)	4,142
Amortization of pension and postretirement plans, net of income tax	(542)	(542)	—	542	(542)
Total other comprehensive (loss) income	(4,253)	4,632	(11,559)	4,253	(6,927)
COMPREHENSIVE INCOME	19,179	29,459	29,187	(54,113)	23,712
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(4,533)	—	(4,533)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$19,179	$29,459	$24,654	($54,113)	$19,179

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	For the Three Months Ended September 30, 2017
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$184,419	—	$184,419
Costs and Expenses
Cost of sales	—	—	(136,983)	—	(136,983)
Selling and general expenses	—	(4,096)	(5,840)	—	(9,936)
Other operating (loss) income, net	—	(81)	1,852	—	1,771
	—	(4,177)	(140,971)	—	(145,148)
OPERATING (LOSS) INCOME	—	(4,177)	43,448	—	39,271
Interest expense	(3,139)	(4,982)	(432)	—	(8,553)
Interest and miscellaneous income (expense), net	2,486	704	(2,062)	—	1,128
Equity in income from subsidiaries	25,341	33,929	—	(59,270)	—
INCOME BEFORE INCOME TAXES	24,688	25,474	40,954	(59,270)	31,846
Income tax expense	—	(133)	(2,910)	—	(3,043)
NET INCOME	24,688	25,341	38,044	(59,270)	28,803
Less: Net income attributable to noncontrolling interest	—	—	(4,115)	—	(4,115)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	24,688	25,341	33,929	(59,270)	24,688
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of income tax	(5,866)	—	(7,317)	5,866	(7,317)
Cash flow hedges, net of income tax	(1,787)	(533)	(1,629)	1,787	(2,162)
Amortization of pension and postretirement plans, net of income tax	116	116	—	(116)	116
Total other comprehensive income (loss)	(7,537)	(417)	(8,946)	7,537	(9,363)
COMPREHENSIVE INCOME	17,151	24,924	29,098	(51,733)	19,440
Less: Comprehensive income attributable to noncontrolling interest	—	—	(2,289)	—	(2,289)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$17,151	$24,924	$26,809	($51,733)	$17,151

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	For the Nine Months Ended September 30, 2018
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$649,991	—	$649,991
Costs and Expenses
Cost of sales	—	—	(466,167)	—	(466,167)
Selling and general expenses	—	(14,953)	(16,351)	—	(31,304)
Other operating (loss) income, net	(12)	545	2,044	—	2,577
	(12)	(14,408)	(480,474)	—	(494,894)
OPERATING (LOSS) INCOME	(12)	(14,408)	169,517	—	155,097
Interest expense	(9,417)	(14,229)	(346)	—	(23,992)
Interest and miscellaneous income (expense), net	7,105	3,265	(6,350)	—	4,020
Equity in income from subsidiaries	102,553	128,786	—	(231,339)	—
INCOME BEFORE INCOME TAXES	100,229	103,414	162,821	(231,339)	135,125
Income tax expense	—	(861)	(21,582)	—	(22,443)
NET INCOME	100,229	102,553	141,239	(231,339)	112,682
Less: Net income attributable to noncontrolling interest	—	—	(12,453)	—	(12,453)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	100,229	102,553	128,786	(231,339)	100,229
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of income tax	(23,341)	452	(31,051)	23,341	(30,599)
Cash flow hedges, net of income tax	22,476	26,460	(5,175)	(22,476)	21,285
Amortization of pension and postretirement plans, net of income tax	(204)	(204)	—	204	(204)
Total other comprehensive income (loss)	(1,069)	26,708	(36,226)	1,069	(9,518)
COMPREHENSIVE INCOME	99,160	129,261	105,013	(230,270)	103,164
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(4,004)	—	(4,004)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$99,160	$129,261	$101,009	($230,270)	$99,160

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	For the Nine Months Ended September 30, 2017
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$579,874	—	$579,874
Costs and Expenses
Cost of sales	—	—	(418,421)	—	(418,421)
Selling and general expenses	—	(11,880)	(17,891)	—	(29,771)
Other operating (loss) income, net	—	(212)	3,956	—	3,744
	—	(12,092)	(432,356)	—	(444,448)
OPERATING (LOSS) INCOME	—	(12,092)	147,518	—	135,426
Interest expense	(9,417)	(14,723)	(1,460)	—	(25,600)
Interest and miscellaneous income (expense), net	7,033	2,087	(7,470)	—	1,650
Equity in income from subsidiaries	87,075	112,253	—	(199,328)	—
INCOME BEFORE INCOME TAXES	84,691	87,525	138,588	(199,328)	111,476
Income tax expense	—	(450)	(16,367)	—	(16,817)
NET INCOME	84,691	87,075	122,221	(199,328)	94,659
Less: Net income attributable to noncontrolling interest	—	—	(9,968)	—	(9,968)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	84,691	87,075	112,253	(199,328)	84,691
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of income tax	13,335	—	16,599	(13,335)	16,599
Cash flow hedges, net of income tax	(1,902)	(2,921)	1,324	1,902	(1,597)
Amortization of pension and postretirement plans, net of income tax	349	349	—	(349)	349
Total other comprehensive income (loss)	11,782	(2,572)	17,923	(11,782)	15,351
COMPREHENSIVE INCOME	96,473	84,503	140,144	(211,110)	110,010
Less: Comprehensive income attributable to noncontrolling interest	—	—	(13,537)	—	(13,537)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$96,473	$84,503	$126,607	($211,110)	$96,473

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS
	As of September 30, 2018
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,245	$92,747	$47,267	—	$146,259
Accounts receivable, less allowance for doubtful accounts	1,994	2,738	38,357	—	43,089
Inventory	—	—	26,950	—	26,950
Prepaid expenses	—	1,534	14,315	—	15,849
Other current assets	—	106	2,337	—	2,443
Total current assets	8,239	97,125	129,226	—	234,590
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	2,386,949	—	2,386,949
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS	—	—	79,747	—	79,747
NET PROPERTY, PLANT AND EQUIPMENT	—	17,198	5,604	—	22,802
RESTRICTED CASH	—	—	45,418	—	45,418
INVESTMENT IN SUBSIDIARIES	1,875,187	3,031,631	—	(4,906,818)	—
INTERCOMPANY RECEIVABLE	48,671	(629,661)	580,990	—	—
OTHER ASSETS	2	37,532	35,175	—	72,709
TOTAL ASSETS	$1,932,099	$2,553,825	$3,263,109	($4,906,818)	$2,842,215
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	—	$4,210	$18,196	—	$22,406
Accrued taxes	—	180	7,638	—	7,818
Accrued payroll and benefits	—	4,891	3,429	—	8,320
Accrued interest	6,094	1,869	—	—	7,963
Deferred revenue	—	—	13,867	—	13,867
Other current liabilities	1,994	1,029	18,226	—	21,249
Total current liabilities	8,088	12,179	61,356	—	81,623
LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS	323,711	648,715	—	—	972,426
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	29,609	(684)	—	28,925
OTHER NON-CURRENT LIABILITIES	—	7,096	51,046	—	58,142
INTERCOMPANY PAYABLE	—	(18,961)	18,961	—	—
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,600,300	1,875,187	3,031,631	(4,906,818)	1,600,300
Noncontrolling interest	—	—	100,799	—	100,799
TOTAL SHAREHOLDERS’ EQUITY	1,600,300	1,875,187	3,132,430	(4,906,818)	1,701,099
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,932,099	$2,553,825	$3,263,109	($4,906,818)	$2,842,215

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
	For the Nine Months Ended September 30, 2018
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	($16,590)	$165,283	$112,358	—	$261,051
INVESTING ACTIVITIES
Capital expenditures	—	(58)	(44,079)	—	(44,137)
Real estate development investments	—	—	(6,889)	—	(6,889)
Purchase of timberlands	—	—	(38,978)	—	(38,978)
Investment in subsidiaries	—	40,554	—	(40,554)	—
Other	—	—	2,132	—	2,132
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	40,496	(87,814)	(40,554)	(87,872)
FINANCING ACTIVITIES (a)
Issuance of debt	—	—	1,014	—	1,014
Repayment of debt	—	(50,000)	(4,416)	—	(54,416)
Dividends paid	(101,839)	—	—	—	(101,839)
Proceeds from the issuance of common shares under incentive stock plan	8,216	—	—	—	8,216
Repurchase of common shares	(2,980)	—	—	—	(2,980)
Proceeds from shareholder distribution hedge	—	—	610	—	610
Distribution to minority shareholder	—	—	(3,122)	—	(3,122)
Issuance of intercompany notes	(9,000)	—	9,000	—	—
Intercompany distributions	79,874	(88,074)	(32,354)	40,554	—
CASH USED FOR FINANCING ACTIVITIES	(25,729)	(138,074)	(29,268)	40,554	(152,517)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(1,341)	—	(1,341)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	(42,319)	67,705	(6,065)	—	19,321
Balance, beginning of year	48,564	25,042	98,750	—	172,356
Balance, end of period	$6,245	$92,747	$92,685	—	$191,677

(a)	Non-cash financing activity: In August 2018, Rayonier Inc. waived $308.7 million and $67.2 million of intercompany loans and accrued interest, respectively, due from non-guarantors.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
	For the Nine Months Ended September 30, 2017
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	($40,090)	$77,358	$149,605	—	$186,873
INVESTING ACTIVITIES
Capital expenditures	—	—	(45,731)	—	(45,731)
Real estate development investments	—	—	(11,780)	—	(11,780)
Purchase of timberlands	—	—	(239,052)	—	(239,052)
Net proceeds from large disposition	—	—	42,029	—	42,029
Rayonier office building under construction	—	—	(5,979)	—	(5,979)
Investment in subsidiaries	—	12,307	—	(12,307)	—
Other	—	—	383	—	383
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	12,307	(260,130)	(12,307)	(260,130)
FINANCING ACTIVITIES
Issuance of debt	—	25,000	38,389	—	63,389
Repayment of debt	—	(15,000)	(80,216)	—	(95,216)
Dividends paid	(95,008)	—	—	—	(95,008)
Proceeds from the issuance of common shares under incentive stock plan	3,665	—	—	—	3,665
Proceeds from the issuance of common shares from equity offering, net of costs	152,390	—	—	—	152,390
Issuance of intercompany notes	(32,000)	—	32,000	—	—
Intercompany distributions	52,809	(102,521)	37,405	12,307	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	81,856	(92,521)	27,578	12,307	29,220
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	1,113	—	1,113
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	41,766	(2,856)	(81,834)	—	(42,924)
Balance, beginning of year	21,453	9,461	126,703	—	157,617
Balance, end of period	$63,219	$6,605	$44,869	—	$114,693

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
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

OUR COMPANY
We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive softwood timber growing regions in the United States and New Zealand. Our revenues, operating income and cash flows are primarily derived from the following core business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate and Trading. As of September 30, 2018, we owned or leased under long-term agreements approximately 2.6 million acres of timberlands located in the U.S. South (1.8 million acres) and U.S. Pacific Northwest (378,000 acres). We also have a 77% ownership interest in Matariki Forestry Group, a joint venture (the “New Zealand JV”), that owns or leases approximately 407,000 acres (290,000 net plantable acres) of timberlands in New Zealand.
SEGMENT INFORMATION
Management has changed how it internally evaluates the business performance of its New Zealand Timber segment. In order to align segment reporting, we have reclassified New Zealand timberland sales from the New Zealand Timber segment to the Real Estate segment. All prior period amounts previously reported have been reclassified to reflect the realigned segments.
The Southern Timber, Pacific Northwest Timber and New Zealand Timber segments include all activities related to the harvesting of timber and other non-timber income activities, such as the licensing of properties for hunting and the leasing of properties for mineral extraction and cell towers.
The Real Estate segment includes all U.S. and New Zealand land or leasehold sales disaggregated into five sales categories: Improved Development, Unimproved Development, Rural, Non-Strategic / Timberlands and Large Dispositions.
The Trading segment primarily reflects the log trading activities that support our New Zealand operations. The Trading segment complements the New Zealand Timber segment by adding scale and achieving cost savings that directly benefit the New Zealand Timber segment. Trading also generally contributes modestly to earnings without significant investment and provides market intelligence that benefits the timber business.
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

DISCUSSION OF TIMBER INVENTORY AND SUSTAINABLE YIELD
See Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield in the 2017 Form 10-K.
OUR TIMBERLANDS
Our timber operations are disaggregated into three geographically distinct segments: Southern Timber, Pacific Northwest Timber and New Zealand Timber. The following table provides a breakdown of our timberland holdings as of September 30, 2018 and December 31, 2017:

(acres in 000s)	As of September 30, 2018			As of December 31, 2017
	Owned	Leased	Total	Owned	Leased	Total
Southern
Alabama	229	14	243	229	14	243
Arkansas	—	11	11	—	11	11
Florida	287	82	369	274	83	357
Georgia	620	82	702	622	82	704
Louisiana	129	—	129	144	1	145
Mississippi	67	—	67	67	—	67
Oklahoma	92	—	92	92	—	92
South Carolina	18	—	18	18	—	18
Tennessee	1	—	1	1	—	1
Texas	180	—	180	182	—	182
	1,623	189	1,812	1,629	191	1,820

Pacific Northwest
Oregon	61	—	61	61	—	61
Washington	316	1	317	316	1	317
	377	1	378	377	1	378

New Zealand (a)	179	228	407	179	231	410
Total	2,179	418	2,597	2,185	423	2,608

(a)
Represents legal acres owned and leased by the New Zealand JV, in which Rayonier owns a 77% interest. As of September 30, 2018, legal acres in New Zealand were comprised of 290,000 plantable acres and 117,000 non-productive acres.

The following tables detail activity for owned and leased acres in our timberland holdings by state from December 31, 2017 to September 30, 2018:

(acres in 000s)	Acres Owned
	December 31, 2017	Acquisitions	Sales	Other	September 30, 2018
Southern
Alabama	229	—	—	—	229
Florida	274	14	(8)	7	287
Georgia	622	2	(1)	(3)	620
Louisiana	144	—	(15)	—	129
Mississippi	67	—	—	—	67
Oklahoma	92	—	—	—	92
South Carolina	18	—	—		18
Tennessee	1	—	—	—	1
Texas	182	—	(2)	—	180
	1,629	16	(26)	4	1,623

Pacific Northwest
Oregon	61	—	—	—	61
Washington	316	—	—	—	316
	377	—	—	—	377

New Zealand (a)	179	—	—	—	179
Total	2,185	16	(26)	4	2,179

(a)	Represents legal acres owned by the New Zealand JV, in which Rayonier has a 77% interest.

(acres in 000s)	Acres Leased
	December 31, 2017	New Leases	Sold/Expired Leases (a)	Other (b)	September 30, 2018
Southern
Alabama	14	—	—	—	14
Arkansas	11	—	—	—	11
Florida	83	—	(1)	—	82
Georgia	82	—	—	—	82
Louisiana	1	—	(1)	—	—
	191	—	(2)	—	189

Pacific Northwest
Washington	1	—	—	—	1

New Zealand (b)	231	3	(7)	1	228
Total	423	3	(9)	1	418

(a)	Includes acres previously under lease that have been harvested and activity for the relinquishment of leased acres.

(b)	Represents legal acres leased by the New Zealand JV, in which Rayonier has a 77% interest.

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS
The following table provides key financial information by segment and on a consolidated basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
Financial Information (in millions)	2018	2017	2018	2017
Sales
Southern Timber	$39.7	$37.3	$131.3	$112.0
Pacific Northwest Timber	27.8	19.1	91.4	65.5
New Zealand Timber	66.3	70.1	188.9	164.0
Real Estate
Improved Development	1.4	0.1	3.8	0.2
Unimproved Development	1.2	13.9	8.6	16.4
Rural	4.5	3.1	11.0	15.4
Non-Strategic / Timberlands	29.2	0.2	98.7	47.6
Large Dispositions	—	—	—	42.0
Total Real Estate	36.2	17.3	122.1	121.5
Trading	31.0	40.7	116.4	117.0
Total Sales	$200.9	$184.4	$650.0	$579.9

Operating Income (Loss)
Southern Timber	$9.2	$11.5	$37.1	$35.0
Pacific Northwest Timber	1.9	1.1	12.2	(1.3)
New Zealand Timber	16.4	19.3	50.1	41.5
Real Estate (a)	24.7	11.4	71.6	72.1
Trading	0.3	1.1	0.7	3.4
Corporate and other	(6.2)	(5.1)	(16.6)	(15.3)
Operating Income	46.4	39.3	155.1	135.4
Interest expense, interest income and other	(7.4)	(7.5)	(20.0)	(23.9)
Income tax expense	(8.4)	(3.0)	(22.4)	(16.8)
Net Income	30.6	28.8	112.7	94.7
Less: Net income attributable to noncontrolling interest	7.2	4.1	12.5	10.0
Net Income Attributable to Rayonier Inc.	$23.4	$24.7	$100.2	$84.7

Adjusted EBITDA (b)
Southern Timber	$22.9	$24.2	$81.7	$72.1
Pacific Northwest Timber	9.7	7.6	38.9	22.5
New Zealand Timber	24.0	27.8	71.4	62.0
Real Estate	32.3	13.4	111.0	67.2
Trading	0.3	1.1	0.7	3.4
Corporate and Other	(5.9)	(4.8)	(15.8)	(14.1)
Total Adjusted EBITDA	$83.3	$69.3	$287.9	$213.1

(a)	The nine months ended September 30, 2017 include $28.2 million from a Large Disposition.

(b)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended September 30,		Nine Months Ended September 30,
Southern Timber Overview	2018	2017	2018	2017
Sales Volume (in thousands of tons)
Pine Pulpwood	828	818	2,676	2,405
Pine Sawtimber	427	469	1,510	1,494
Total Pine Volume	1,255	1,287	4,186	3,899
Hardwood	75	69	202	193
Total Volume	1,330	1,356	4,388	4,092

Percentage Delivered Sales	34%	23%	29%	21%
Percentage Stumpage Sales	66%	77%	71%	79%

Net Stumpage Pricing (dollars per ton)
Pine Pulpwood	$16.74	$16.32	$16.64	$16.43
Pine Sawtimber	25.55	25.93	26.06	25.99
Weighted Average Pine	$19.74	$19.83	$20.04	$20.10
Hardwood	13.34	15.98	12.20	13.02
Weighted Average Total	$19.36	$19.63	$19.67	$19.76

Summary Financial Data (in millions of dollars)
Timber Sales	$34.8	$31.9	$110.2	$95.4
Less: Cut, Haul & Freight	(9.1)	(5.3)	(23.9)	(14.6)
Net Stumpage Sales	$25.7	$26.6	$86.3	$80.8

Non-Timber Sales	4.9	5.4	21.1	16.6
Total Sales	$39.7	$37.3	$131.3	$112.0

Operating Income	$9.2	$11.5	$37.1	$35.0
(+) Depreciation, depletion and amortization	13.7	12.7	44.6	37.1
Adjusted EBITDA (a)	$22.9	$24.2	$81.7	$72.1

Other Data
Period-End Acres (in thousands)	1,812	1,900	1,812	1,900

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended September 30,		Nine Months Ended September 30,
Pacific Northwest Timber Overview	2018	2017	2018	2017
Sales Volume (in thousands of tons)
Pulpwood	73	59	242	219
Sawtimber	237	193	822	707
Total Volume	310	252	1,063	926

Sales Volume (converted to MBF)
Pulpwood	6,878	5,516	22,907	20,525
Sawtimber	32,194	25,380	108,418	91,596
Total Volume	39,072	30,896	131,325	112,121

Percentage Delivered Sales	90%	76%	83%	85%
Percentage Sawtimber Sales	77%	76%	77%	76%

Delivered Log Pricing (in dollars per ton)
Pulpwood	$48.93	$41.43	$47.94	$39.65
Sawtimber	102.74	89.62	100.46	80.79
Weighted Average Log Price	$89.37	$76.47	$87.34	$70.29

Summary Financial Data (in millions of dollars)
Timber Sales	$27.1	$18.6	$88.8	$62.9
Less: Cut and Haul	(11.5)	(6.7)	(34.5)	(26.9)
Net Stumpage Sales	$15.6	$11.9	$54.3	$36.0

Non-Timber Sales	0.8	0.5	2.6	2.6
Total Sales	$27.8	$19.1	$91.4	$65.5

Operating Income (Loss)	$1.9	$1.1	$12.2	($1.3)
(+) Depreciation, depletion and amortization	7.8	6.5	26.7	23.8
Adjusted EBITDA (a)	$9.7	$7.6	$38.9	$22.5

Other Data
Period-End Acres (in thousands)	378	378	378	378
Sawtimber (in dollars per MBF)	$741	$681	$759	$624
Estimated Percentage of Export Volume	23%	30%	24%	26%

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended September 30,		Nine Months Ended September 30,
New Zealand Timber Overview	2018	2017	2018	2017
Sales Volume (in thousands of tons)
Domestic Pulpwood (Delivered)	136	131	390	336
Domestic Sawtimber (Delivered)	243	239	663	652
Export Pulpwood (Delivered)	21	28	60	83
Export Sawtimber (Delivered)	323	376	907	819
Total Volume	724	774	2,020	1,890

Delivered Log Pricing (in dollars per ton)
Domestic Pulpwood	$37.54	$34.42	$37.36	$34.16
Domestic Sawtimber	80.74	83.61	84.43	80.54
Export Sawtimber	114.54	113.35	117.74	111.62
Weighted Average Log Price	$88.35	$90.28	$90.84	$85.83

Summary Financial Data (in millions of dollars)
Timber Sales	$63.9	$69.9	$183.5	$163.5
Less: Cut and Haul	(22.2)	(24.8)	(65.1)	(60.3)
Less: Port and Freight Costs	(13.7)	(12.9)	(36.7)	(28.5)
Net Stumpage Sales	$28.1	$32.2	$81.7	$74.7

Non-Timber Sales / Carbon Credits	2.3	0.2	5.3	0.5
Total Sales	$66.3	$70.1	$188.9	$164.0

Operating Income	$16.4	$19.3	$50.1	$41.5
(+) Depreciation, depletion and amortization	7.5	8.5	21.3	20.5
Adjusted EBITDA (a)	$24.0	$27.8	$71.4	$62.1

Other Data
New Zealand Dollar to U.S. Dollar Exchange Rate (b)	0.6755	0.7328	0.7032	0.7154
Net Plantable Period-End Acres (in thousands)	290	294	290	294
Export Sawtimber (in dollars per JAS m3)	$133.18	$131.80	$136.90	$129.72
Domestic Sawtimber (in $NZD per tonne)	$131.48	$125.51	$132.39	$123.73

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

(b)	Represents the period average rate.

	Three Months Ended September 30,		Nine Months Ended September 30,
Real Estate Overview	2018	2017	2018	2017
Sales (in millions of dollars)
Improved Development (a)	$1.3	$0.1	$3.8	$0.2
Unimproved Development	1.2	13.9	8.6	16.4
Rural	4.5	3.1	11.0	15.3
Non-Strategic / Timberlands - U.S.	1.0	0.2	70.6	23.2
Non-Strategic / Timberlands - N.Z.	28.1	—	28.1	24.3
Large Dispositions (b)	—	—	—	42.0
Total Sales	$36.2	$17.3	$122.1	$121.6

Acres Sold
Improved Development (a)	5.2	0.2	13.3	1.5
Unimproved Development	126	1,319	751	1,449
Rural	1,420	1,128	2,906	5,140
Non-Strategic / Timberlands - U.S	789	102	22,700	9,758
Non-Strategic / Timberlands - N.Z. (c)	4,996	—	4,996	9,646
Large Dispositions (b)	—	—	—	24,954
Total Acres Sold	7,336	2,549	31,366	50,949

Gross Price per Acre (dollars per acre)
Improved Development (a)	$260,721	$269,412	$284,225	$318,108
Unimproved Development	9,325	10,540	11,486	11,318
Rural	3,161	2,771	3,775	2,968
Non-Strategic / Timberlands - U.S.	1,309	1,616	3,109	2,382
Non-Strategic / Timberlands - N.Z.	5,628	—	5,628	2,520
Large Dispositions (b)	—	—	—	1,681
Weighted Average (Total) (d)	$4,929	$6,764	$3,892	$3,072
Weighted Average (Adjusted) (e)	$4,749	$6,747	$3,772	$3,054

Sales (Excluding Large Dispositions)	$36.2	$17.3	$122.1	$79.8

Operating Income	$24.7	$11.4	$71.6	$72.1
(+) Depreciation, depletion and amortization - U.S.	1.0	0.7	17.8	5.9
(+) Depreciation, depletion and amortization - N.Z.	4.5	—	4.5	8.9
(+) Non-cash cost of land and improved development - U.S.	2.1	1.3	17.1	8.5
(+) Non-cash cost of land and improved development - N.Z.	—	—	—	0.1
(–) Large Dispositions (b)	—	—	—	(28.2)
Adjusted EBITDA (f)	$32.3	$13.4	$111.0	$67.2

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

(c)	New Zealand Non-Strategic / Timberlands represents productive acres.

(d)	Excludes Large Dispositions.

(e)	Excludes Improved Development and Large Dispositions.

(f)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators below.

	Three Months Ended September 30,		Nine Months Ended September 30,
Capital Expenditures By Segment (in millions of dollars)	2018	2017	2018	2017
Timber Capital Expenditures
Southern Timber
Reforestation, silviculture and other capital expenditures	$7.3	$5.6	$13.7	$11.4
Property taxes	1.8	1.6	5.0	6.0
Lease payments	0.5	0.5	2.5	3.0
Allocated overhead	1.0	0.9	3.0	2.6
Subtotal Southern Timber	$10.5	$8.6	$24.3	$23.1
Pacific Northwest Timber
Reforestation, silviculture and other capital expenditures	1.8	1.5	5.3	5.3
Property taxes	0.2	0.2	0.5	0.7
Allocated overhead	0.6	0.5	1.8	1.5
Subtotal Pacific Northwest Timber	$2.6	$2.2	$7.6	$7.5
New Zealand Timber
Reforestation, silviculture and other capital expenditures	3.3	2.7	7.1	6.6
Property taxes	0.1	0.2	0.5	0.5
Lease payments	0.9	0.4	2.4	2.5
Allocated overhead	0.7	0.7	2.1	2.2
Subtotal New Zealand Timber	$5.0	$4.0	$12.1	$11.8
Total Timber Segments Capital Expenditures	$18.1	$14.8	$43.9	$42.4
Real Estate	0.1	0.7	0.2	1.1
Corporate	—	0.4	—	2.2
Total Capital Expenditures	$18.2	$15.9	$44.1	$45.7

Timberland Acquisitions
Southern Timber	$2.9	$1.9	$27.3	$216.2
Pacific Northwest Timber	—	—	—	1.5
New Zealand Timber	4.9	—	11.7	21.4
Subtotal Timberland Acquisitions	$7.8	$1.9	$39.0	$239.1

Real Estate Development Investments	$2.4	$6.2	$6.9	$11.8
Rayonier Office Building	—	$0.4	—	$6.0

The following tables summarize sales, operating income and Adjusted EBITDA variances for September 30, 2018 versus September 30, 2017 (millions of dollars):

Sales	Southern Timber		Pacific Northwest Timber		New Zealand Timber	Real Estate	Trading	Total
Three Months Ended September 30, 2017	$37.3		$19.1		$70.1	$17.2	$40.7	$184.4
Volume/Mix	(0.5)		2.8		(4.4)	32.4	(9.6)	20.7
Price	(0.4)		0.9		(2.4)	(13.5)	0.1	(15.3)
Non-timber sales (a)	(0.5)		0.3		2.2	—	(0.2)	1.8
Foreign exchange (b)	—		—		0.8	—	—	0.8
Other	3.8	(c)	4.7	(c)	—	0.1	—	8.5
Three Months Ended September 30, 2018	$39.7		$27.8		$66.3	$36.2	$31.0	$200.9

(a)    New Zealand Timber includes $2.2 million of carbon credit sales during the three months ended September 30, 2018.
(b)    Net of currency hedging impact.
(c)    Includes variance due to stumpage versus delivered sales.

Sales	Southern Timber		Pacific Northwest Timber		New Zealand Timber	Real Estate		Trading	Total
Nine Months Ended September 30, 2017	$112.0		$65.5		$164.0	$121.5		$117.0	$579.9
Volume/Mix	5.8		5.4		10.9	16.6		(6.5)	32.2
Price	(0.4)		13.0		10.2	25.9		6.4	55.1
Non-timber sales (a)	4.5		—		4.9	—		(0.5)	8.9
Foreign exchange (b)	—		—		(1.1)	—			(1.1)
Other	9.4	(c)	7.5	(c)	—	(41.9)	(d)	—	(25.0)
Nine Months Ended September 30, 2018	$131.3		$91.4		$188.9	$122.1		$116.4	$650.0

(a)    New Zealand Timber includes $4.7 million of carbon credit sales during the nine months ended September 30, 2018.
(b)    Net of currency hedging impact.
(c)    Includes variance due to stumpage versus delivered sales.
(d)    Real Estate includes $42.0 million of sales from Large Dispositions in 2017 and $0.3 million of deferred revenue in 2017.

Operating Income	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
Three Months Ended September 30, 2017	$11.5	$1.1	$19.3	$11.4	$1.1	($5.1)	$39.3
Volume/Mix	(0.2)	0.9	(1.6)	28.4	—	—	27.5
Price	(0.4)	0.9	(2.4)	(13.5)	—	—	(15.4)
Cost	—	(1.5)	(0.2)	0.5	(0.8)	(1.1)	(3.1)
Non-timber income	(0.5)	0.3	2.0	—	—	—	1.8
Foreign exchange (a)	—	—	(0.5)	—	—	—	(0.5)
Depreciation, depletion & amortization	(1.2)	0.2	(0.2)	(3.6)	—	—	(4.8)
Non-cash cost of land and improved development	—	—	—	1.5	—	—	1.5
Three Months Ended September 30, 2018	$9.2	$1.9	$16.4	$24.7	$0.3	($6.2)	$46.4

(a)    Net of currency hedging impact.

Operating Income	Southern Timber	Pacific Northwest Timber	New Zealand Timber		Real Estate		Trading	Corporate and Other	Total
Nine Months Ended September 30, 2017	$35.0	($1.3)	$41.5		$72.1		$3.4	($15.3)	$135.4
Volume/Mix	3.2	1.1	3.8		11.3		—	—	19.4
Price	(0.4)	13.0	2.0		25.9		—	—	40.5
Cost	(0.3)	(1.1)	(1.4)		1.5		(2.7)	(0.9)	(4.9)
Non-timber income	4.5	—	4.6		—		—	—	9.1
Foreign exchange (a)	—	—	(0.1)		—		—	—	(0.1)
Depreciation, depletion & amortization	(4.9)	0.5	0.1		(4.7)		—	(0.4)	(9.4)
Non-cash cost of land and improved development	—	—	—		(6.4)		—	—	(6.4)
Other	—	—	(0.4)	(b)	(28.1)	(c)	—	—	(28.5)
Nine Months Ended September 30, 2018	$37.1	$12.2	$50.1		$71.6		$0.7	($16.6)	$155.1

(a)    Net of currency hedging impact.
(b)    New Zealand Timber includes $0.4 million from a settlement received in 2017.

(c)	Real Estate includes $28.2 million of operating income from Large Dispositions in 2017.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
Three Months Ended September 30, 2017	$24.2	$7.6	$27.8	$13.4	$1.1	($4.8)	$69.3
Volume/Mix	(0.4)	2.4	(2.1)	31.9	—	—	31.8
Price	(0.4)	0.9	(2.4)	(13.5)	—	—	(15.4)
Cost	—	(1.5)	(0.2)	0.5	(0.8)	(1.1)	(3.1)
Non-timber income	(0.5)	0.3	2.0	—	—	—	1.8
Foreign exchange (b)	—	—	(1.1)	—	—	—	(1.1)
Three Months Ended September 30, 2018	$22.9	$9.7	$24.0	$32.3	$0.3	($5.9)	$83.3

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators below.

(b)	Net of currency hedging impact.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber		Real Estate		Trading	Corporate and Other	Total
Nine Months Ended September 30, 2017	$72.1	$22.5	$62.0		$67.2		$3.4	($14.1)	$213.1
Volume/Mix	5.8	4.5	4.9		16.0		—	—	31.2
Price	(0.4)	13.0	2.0		25.9		—	—	40.5
Cost	(0.3)	(1.1)	(1.4)		1.5		(2.7)	(1.7)	(5.7)
Non-timber income	4.5	—	4.6		—		—	—	9.1
Foreign exchange (b)	—	—	(0.3)		—		—	—	(0.3)
Other	—	—	(0.4)	(c)	0.4	(d)	—	—	—
Nine Months Ended September 30, 2018	$81.7	$38.9	$71.4		$111.0		$0.7	($15.8)	$287.9

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators below.

(b)	Net of currency hedging impact.

(c)	New Zealand Timber includes $0.4 million of operating income from a settlement received in 2017.

(d)	Real Estate includes $0.3 million of deferred revenue in 2017.

SOUTHERN TIMBER
Third quarter sales of $39.7 million increased $2.4 million, or 6%, versus the prior year period. Harvest volumes decreased 2% to 1.33 million tons versus 1.36 million tons in the prior year period, primarily due to wet ground conditions hampering the ability to harvest. Average pine sawtimber stumpage prices decreased 1% to $25.55 per ton versus $25.93 per ton in the prior year period due to geographic mix and the impact of China tariffs on export prices. Average pine pulpwood stumpage prices increased 3% to $16.74 per ton versus $16.32 per ton in the prior year period, as wet ground conditions generated favorable spot markets in the current quarter and the prior year quarter included salvage timber volume from the West Mims fire. Overall, weighted-average stumpage prices (including hardwood) decreased 1% to $19.36 per ton versus $19.63 per ton in the prior year period. Operating income of $9.2 million decreased $2.4 million versus the prior year period due to lower net stumpage prices ($0.4 million), volume/mix changes ($0.2 million), lower non-timber income ($0.5 million), and higher depletion rates ($1.2 million). Third quarter Adjusted EBITDA of $22.9 million was $1.2 million below the prior year period.
Year-to-date sales of $131.3 million increased $19.2 million, or 17%, versus the prior year period. Harvest volumes increased 7% to 4.4 million tons versus 4.1 million tons in the prior year period, primarily due to incremental volume on new acquisitions. Average pine sawtimber stumpage prices remained relatively flat at $26.06 per ton versus $25.99 per ton in the prior year period, while average pine pulpwood stumpage prices increased 1% to $16.64 per ton versus $16.43 per ton in the prior year period. The increase in average pulpwood prices is due to a reduction in salvage volume along the east coast, combined with wet ground conditions generating favorable spot markets. Overall, weighted-average stumpage prices (including hardwood) remained relatively flat at $19.67 per ton versus to $19.76 per ton in the prior year period. Operating income of $37.1 million increased $1.9 million versus the prior year period due to higher non-timber income ($4.5 million) and higher volumes ($3.2 million), which were partially offset by lower net stumpage prices ($0.4) million, higher depletion rates ($4.9 million) and higher costs ($0.3 million). Adjusted EBTIDA of $81.7 million was $9.4 million above the prior year period.
PACIFIC NORTHWEST TIMBER
Third quarter sales of $27.8 million increased $8.7 million, or 46%, versus the prior year period. Harvest volumes increased 23% to 310,000 tons versus 252,000 tons in the prior year period, as the prior year period was hampered by fire restrictions. Average delivered sawtimber prices increased 15% to $102.74 per ton versus $89.62 per ton in the prior year period, while average delivered pulpwood prices increased 18% to $48.93 per ton versus $41.43 per ton in the prior year period. The increase in delivered sawtimber prices was driven by continued strong demand from both domestic and export markets, while the increase in delivered pulpwood prices was driven primarily by price tension resulting from chip exports in the first half of the year. The increases in delivered sawtimber and pulpwood prices were partially offset by higher cut and haul costs resulting from an increased proportion of cable logging as well as increased demand for logging and trucking contractors. Operating income of $1.9 million increased $0.8 million versus the prior year period due to higher net stumpage prices ($0.9 million), volume/mix changes ($0.9 million), higher non-timber income ($0.3 million) and lower depletion rates ($0.2 million), which were partially offset by higher road maintenance, engineering, overhead and other costs ($1.5 million). Third quarter Adjusted EBITDA of $9.7 million was $2.1 million above the prior year period.
Year-to-date sales of $91.4 million increased $25.9 million, or 40%, versus the prior year period. Harvest volumes increased 15% to 1,063,000 tons versus 926,000 tons in the prior year period, as demand for timber was very strong in the Pacific Northwest. Average delivered sawtimber prices increased 24% to $100.46 per ton versus $80.79 per ton in the prior year period, while average delivered pulpwood prices increased 21% to $47.94 per ton versus $39.65 per ton in the prior year period. The increase in average sawtimber prices was due to strong demand from both domestic and export sawtimber markets. The increase in average pulpwood prices was due to increased competition for pulpwood, including chip exports in the first half of the year. Operating income of $12.2 million increased $13.5 million relative to an operating loss of $1.3 million in the prior year period due to higher net stumpage prices ($13.0 million), higher volume ($1.1 million) and lower depletion rates ($0.5 million), which were partially offset by higher costs ($1.1 million). Adjusted EBITDA of $38.9 million was $16.4 million above the prior year period.
NEW ZEALAND TIMBER
Third quarter sales of $66.3 million decreased $3.8 million, or 5%, versus the prior year period. Volumes decreased 7% to 724,000 tons versus 774,000 tons in the prior year period, driven primarily by the timing of export shipments. Average delivered prices for export sawtimber increased 1% to $114.54 per ton versus $113.35 per ton in the prior year period, while average delivered prices for domestic sawtimber decreased 3% to $80.74 per ton versus $83.61 per ton in the prior year period. The increase in export sawtimber prices was primarily due to stronger demand from China relative to the prior year quarter. However, despite continued strong export demand, pricing declined versus the second quarter due to the global impacts of the U.S. / China trade tensions, including the depreciation of the Chinese

Yuan (CNY) versus the U.S. dollar. The decrease in domestic sawtimber prices (in U.S. dollar terms) versus the prior year quarter was driven primarily by the fall in the NZ$/US$ exchange rate (US$0.68 per NZ$1.00 versus US$0.73 per NZ$1.00). Excluding the impact of foreign exchange rates, domestic sawtimber prices increased 5% from the prior year period. Operating income of $16.4 million decreased $2.9 million versus the prior year period as a result of lower volumes ($1.6 million), lower net stumpage prices ($2.4 million), unfavorable foreign exchange impacts ($0.5 million), higher depletion rates ($0.2 million) and higher road maintenance and overhead costs ($0.2 million), which were partially offset by higher non-timber income ($2.0 million). Third quarter Adjusted EBITDA of $24.0 million was $3.8 million below the prior year period.
Year-to-date sales of $188.9 million increased $24.9 million, or 15%, versus the prior year period. Harvest volumes increased 7% to 2.0 million tons versus 1.9 million tons in the prior year period, driven primarily by incremental volume from prior year acquisitions. Average delivered prices for export sawtimber increased 5% to $117.74 per ton versus $111.62 per ton in the prior year period, while average delivered prices for domestic sawtimber prices increased 5% to $84.43 per ton versus $80.54 per ton in the prior year period. The increase in export sawtimber was primarily due to stronger demand from China. The increase in domestic sawtimber prices (in U.S. dollar terms) was driven by increased demand tension between export markets and local sawmills. Excluding the impact of foreign exchange rates, domestic sawtimber prices increased 7% from the prior year period. Operating income of $50.1 million increased $8.6 million versus the prior year period due to higher volume ($3.8 million), higher net stumpage prices ($2.0 million), higher non-timber income ($4.6 million) and lower capitalized bridge amortization ($0.1 million), partially offset by higher costs ($1.4 million), the prior year receipt of a timber damage settlement ($0.4 million) and unfavorable foreign exchange impacts ($0.2 million).
REAL ESTATE
Third quarter sales of $36.2 million increased $19.0 million versus the prior year period, while operating income of $24.7 million increased $13.4 million versus the prior year period due to a higher number of acres sold (7,336 acres sold versus 2,549 acres sold in the prior year period), partially offset by a decrease in weighted-average prices ($4,929 per acre versus $6,764 per acre in the prior year period). Improved Development closings of $1.3 million in the Wildlight development project included 2.2 acres of commercial property for $0.5 million ($225,000 per acre) and 20 residential lots for $0.8 million ($42,000 per lot or $288,000 per acre). Unimproved Development sales of $1.2 million were comprised of 126 acres at an average price of $9,325 per acre. This compares to the prior year period sales of $13.9 million, comprised of 1,319 acres at an average price of $10,540 per acre. Rural sales of $4.5 million were comprised of 1,420 acres at an average price of $3,161 per acre. This compares to prior year period sales of $3.1 million, comprised of 1,128 acres at an average price of $2,771 per acre. Non-strategic / Timberland sales of $29.2 million were comprised of 5,785 acres at an average price of $5,039 per acre, including a $28.1 million timberland sale in New Zealand comprised of 4,996 productive acres at an average price of $5,628 per acre. This compares to prior year period sales of $0.2 million, comprised of 102 acres at an average price of $1,616 per acre. Third quarter Adjusted EBITDA of $32.3 million was $18.9 million above the prior year period.
Year-to-date sales of $122.1 million increased $0.5 million versus the prior year period, while operating income of $71.6 million decreased $0.5 million versus the prior year period. Prior period year-to-date sales and operating income include $42.0 million and $28.2 million, respectively, from Large Dispositions. Sales and operating income increased in the first nine months due to higher weighted average prices ($3,892 per acre versus $2,388 per acre in the prior year period), partially offset by lower volumes (31,366 acres sold versus 50,949 acres sold in the prior year period). Year-to-date Adjusted EBITDA of $111.0 million increased $43.7 million above the prior year period.
TRADING
Third quarter sales of $31.0 million decreased $9.7 million versus the prior year period due to lower volumes. Sales volumes decreased 24% to 283,000 tons versus 371,000 tons in the prior year period. Operating income and Adjusted EBITDA of $0.3 million decreased $0.8 million versus the prior year period.
Year-to-date sales of $116.4 million decreased $0.1 million versus the prior year period. Sales volumes decreased 6% to 1.0 million tons versus 1.1 million tons in the prior year period. Average prices increased 6% to $113.76 per ton versus $107.45 per ton in the prior year period primarily due to stronger demand from China. Operating income and Adjusted EBITDA of $0.7 million decreased $2.7 million versus the prior year period due to lower margins as a result of increased competition to procure wood and lower volumes.

OTHER ITEMS
CORPORATE AND OTHER EXPENSE/ELIMINATIONS
Third quarter corporate and other operating expenses of $6.2 million increased $1.1 million versus the prior year period due to a reduction in overhead costs allocated to operating segments ($0.5 million), higher stock based compensation and other benefits expense ($0.3 million), higher property taxes ($0.2 million) and higher insurance costs ($0.1 million).
Year-to-date corporate and other operating expense of $16.6 million increased $1.4 million versus the prior year period due to a reduction in overhead costs allocated to operating segments ($1.0 million), higher stock-based compensation and other benefits expense ($1.0 million), higher depreciation expense ($0.4 million) and IT related costs ($0.3 million), partially offset by lower costs related to shareholder litigation ($0.7 million) and income from the sale of unused Internet Protocol addresses ($0.6 million).
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
INTEREST EXPENSE
Third quarter interest expense of $7.9 million decreased $0.7 million versus the prior year period. Year-to-date interest expense of $24.0 million decreased $1.6 million versus the prior year period. The decrease in third quarter and year-to-date interest expense was due to lower average debt.
NON-OPERATING INCOME
Third quarter and year-to-date non-operating income of $0.5 million and $4.0 million, respectively, includes interest income and the unrealized gains on foreign currency derivatives used to mitigate the risk of fluctuations in foreign exchange rates with respect to anticipated distributions from the New Zealand JV.
INCOME TAX EXPENSE
Third quarter income tax expense of $8.4 million increased $5.4 million versus the prior year period. Year-to-date income tax expense of $22.4 million increased $5.6 million versus the prior year period. The New Zealand JV is the primary driver of income tax expense.
OUTLOOK
Based on results for the first nine months and expectations for the balance of the year, we anticipate that full-year adjusted EBITDA will be above our prior guidance. In our Southern Timber segment, we expect to achieve full-year harvest volumes of 5.6 to 5.7 million tons and Adjusted EBITDA modestly below prior guidance, as we are choosing to pull back harvest volumes in certain market areas that have been impacted by Hurricane Michael. In our Pacific Northwest Timber segment, we expect to achieve full-year harvest volumes of approximately 1.3 million tons and Adjusted EBITDA toward the lower end of prior guidance, as domestic and export prices have softened following the announcement of tariffs on log exports into China. In our New Zealand Timber segment, we expect to achieve full-year harvest volumes of 2.6 to 2.7 million tons and Adjusted EBITDA modestly above prior guidance, as reduced log inventories in China coupled with reduced trade flows from the U.S. have led to some recent strengthening of export prices. In our Real Estate segment, we anticipate full-year Adjusted EBITDA well above prior guidance driven by the New Zealand timberland sale in the third quarter (which contributed Adjusted EBITDA and net income attributable to Rayonier of $27.7 million and $12.8 million, respectively), while we expect fourth quarter Real Estate closings will be relatively light. On balance, we remain on track to achieve our prior earnings guidance before considering the impact of the third quarter New Zealand timberland sale, which represents upside to the prior guidance.

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
SUMMARY OF LIQUIDITY AND FINANCING COMMITMENTS

	September 30,	December 31,
(millions of dollars)	2018	2017
Cash and cash equivalents	$146.3	$112.7
Total debt (a)	975.0	1,028.4
Shareholders’ equity	1,701.1	1,693.0
Total capitalization (total debt plus equity)	2,676.1	2,721.4
Debt to capital ratio	36%	38%
Net debt to enterprise value (b)	16%	18%

(a)	Total debt as of September 30, 2018 and December 31, 2017 is presented gross of deferred financing costs of $2.6 million and $3.0 million, respectively.

(b)	Enterprise value is calculated as the number of shares outstanding multiplied by the Company’s share price plus net debt as of September 30, 2018 and December 31, 2017.

CASH FLOWS
The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2018 and 2017.

(millions of dollars)	2018	2017
Cash provided by (used for):
Operating activities	$261.1	$186.9
Investing activities (a)	(87.9)	(260.1)
Financing activities	(152.5)	29.2

(a)
Due to the adoption of ASU No. 2016-18, restricted cash is now included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown and therefore changes in restricted cash are no longer reported as investing activities. Prior period amounts have been restated to conform to current period presentation.

CASH PROVIDED BY OPERATING ACTIVITIES
Cash provided by operating activities increased $74.2 million primarily due to higher operating results.
CASH USED FOR INVESTING ACTIVITIES
Cash used for investing activities decreased $172.3 million compared to the prior year period primarily due to decreases in timberland acquisitions ($200.1 million), spending on the construction of the Company’s office building ($6.0 million), capital expenditures ($1.6 million) and real estate development investments ($4.9 million). These activities were offset by a decrease in net proceeds from Large Dispositions ($42.0 million) and other investing activities of $1.7 million.
CASH USED FOR FINANCING ACTIVITIES
Cash used for financing activities increased $181.7 million from the prior year period primarily due to decreases in equity issuances ($147.8 million), an increase in net debt repayments ($21.6 million) and an increase in dividends paid ($6.8 million) and shares repurchased ($3.0 million).
EXPECTED 2018 EXPENDITURES
Capital expenditures in 2018 are expected to be between $63 and $67 million, excluding any strategic timberland acquisitions we may make. Capital expenditures are expected to be comprised primarily of seedling planting, fertilization and other silvicultural activities, property taxes, lease payments, allocated overhead and other capitalized costs. Aside from capital expenditures, we may also acquire timberland as we actively evaluate acquisition opportunities.
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
We have approximately $2.7 million of mandatory pension contribution requirements in 2018 and may make discretionary contributions in the future.
Cash tax payments in 2018 are expected to be approximately $1.5 million, primarily due to the New Zealand JV.

PERFORMANCE AND LIQUIDITY INDICATORS
The discussion below is presented to enhance the reader’s understanding of our operating performance, liquidity, and ability to generate cash and satisfy rating agency and creditor requirements. This information includes two measures of financial results: Adjusted Earnings before Interest, Taxes, Depreciation, Depletion and Amortization (“Adjusted EBITDA”) and Cash Available for Distribution (“CAD”). These measures are not defined by Generally Accepted Accounting Principles (“GAAP”), and the discussion of Adjusted EBITDA and CAD is not intended to conflict with or change any of the GAAP disclosures described above.
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
We reconcile Adjusted EBITDA to Net Income for the consolidated Company and to Operating Income for the segments, as those are the most comparable GAAP measures for each. The following table provides a reconciliation of Net Income to Adjusted EBITDA for the respective periods (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net Income to Adjusted EBITDA Reconciliation
Net income	$30.6	$28.8	$112.7	$94.7
Interest, net	7.2	6.8	22.5	24.2
Income tax expense	8.4	3.0	22.4	16.8
Depreciation, depletion and amortization	34.8	28.7	115.7	96.6
Non-cash cost of land and improved development	2.1	1.3	17.1	8.6
Non-operating (income) expense	0.1	0.6	(2.6)	(0.3)
Costs related to shareholder litigation	—	—	—	0.7
Large Dispositions (a)	—	—	—	(28.2)
Adjusted EBITDA	$83.3	$69.3	$287.9	$213.1

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

The following tables provide a reconciliation of Operating Income (Loss) by segment to Adjusted EBITDA by segment for the respective periods (in millions of dollars):

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and other	Total
September 30, 2018
Operating income	$9.2	$1.9	$16.4	$24.7	$0.3	($6.2)	$46.4
Depreciation, depletion and amortization	13.7	7.8	7.5	5.5	—	0.3	34.8
Non-cash cost of land and improved development	—	—	—	2.1	—	—	2.1
Adjusted EBITDA	$22.9	$9.7	$24.0	$32.3	$0.3	($5.9)	$83.3

September 30, 2017
Operating income (loss)	$11.5	$1.1	$19.3	$11.4	$1.1	($5.1)	$39.3
Depreciation, depletion and amortization	12.7	6.5	8.5	0.7	—	0.3	28.7
Non-cash cost of land and improved development	—	—	—	1.3	—	—	1.3
Adjusted EBITDA	$24.2	$7.6	$27.8	$13.4	$1.1	($4.8)	$69.3

Nine Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and other	Total
September 30, 2018
Operating income	$37.1	$12.2	$50.1	$71.6	$0.7	($16.6)	$155.1
Depreciation, depletion and amortization	44.6	26.7	21.3	22.3	—	0.9	115.7
Non-cash cost of land and improved development	—	—	—	17.1	—	—	17.1
Adjusted EBITDA	$81.7	$38.9	$71.4	$111.0	$0.7	($15.8)	$287.9

September 30, 2017
Operating income (loss)	$35.0	($1.3)	$41.5	$72.1	$3.4	($15.3)	$135.4
Depreciation, depletion and amortization	37.1	23.8	20.5	14.8	—	0.5	96.6
Non-cash cost of land and improved development	—	—	—	8.6	—	—	8.6
Costs related to shareholder litigation	—	—	—	—	—	0.7	0.7
Large Dispositions (a)	—	—	—	(28.2)	—	—	(28.2)
Adjusted EBITDA	$72.1	$22.5	$62.0	$67.2	$3.4	($14.1)	$213.1

(a)
Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have a demonstrable premium relative to timberland value. In January 2017, the Company completed a disposition of approximately 25,000 acres located in Alabama for a sale price and gain of approximately $42.0 million and $28.2 million, respectively.

The following table provides a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Nine Months Ended September 30,
	2018	2017
Cash provided by operating activities	$261.1	$186.9
Capital expenditures (a)	(44.1)	(45.7)
Working capital and other balance sheet changes	5.0	2.3
CAD	222.0	143.5
Mandatory debt repayments	—	—
Mandatory pension requirements	(2.7)	—
CAD after mandatory debt repayments and pension requirements	219.3	143.5

Cash used for investing activities (b)	($87.9)	($260.1)
Cash (used for) provided by financing activities	($152.5)	$29.2

(a)
Capital expenditures exclude timberland acquisitions during the nine months ended September 30, 2018 and September 30, 2017 and spending on the Rayonier office building during the nine months ended September 30, 2017.

(b)
Due to the adoption of ASU No. 2016-18, restricted cash is now included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown and therefore changes in restricted cash are no longer reported as investing activities. Prior period amounts have been restated to conform to current period presentation.

The following table provides supplemental cash flow data (in millions):

	Nine Months Ended September 30,
	2018	2017
Purchase of timberlands	($39.0)	($239.1)
Real Estate Development Investments	(6.9)	(11.8)
Distributions to New Zealand minority shareholder (a)	(6.5)	(10.9)
Rayonier Office Building	—	(6.0)

(a)	Includes debt repayments on the New Zealand JV noncontrolling interest shareholder loan. See Note 5 — Debt for additional information.

LIQUIDITY FACILITIES
2018 DEBT ACTIVITY
During the nine months ended September 30, 2018, the Company made a repayment of $50.0 million on the Revolving Credit Facility. As of September 30, 2018, the Company had available borrowings of $189.8 million under the Revolving Credit Facility, net of $10.2 million to secure its outstanding letters of credit.
In addition, the New Zealand JV made borrowings and repayments of $1.0 million on its working capital facility. As of September 30, 2018, draws totaling NZ$40.0 million remain available on the working capital facility. The New Zealand JV also fully repaid its shareholder loan held by the noncontrolling interest party during the nine months ended September 30, 2018.

OFF-BALANCE SHEET ARRANGEMENTS
We utilize off-balance sheet arrangements to provide credit support for certain suppliers and vendors in case of their default on critical obligations, and collateral for outstanding claims under the Company’s previous workers’ compensation self-insurance programs. These arrangements consist of standby letters of credit and surety bonds. As part of our ongoing operations, we also periodically issue guarantees to third parties. Off-balance sheet arrangements are not considered a source of liquidity or capital resources and do not expose us to material risks or material unfavorable financial impacts. See Note 10 — Guarantees for details on the letters of credit, surety bonds and guarantees as of September 30, 2018.

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
The following table aggregates our contractual financial obligations as of September 30, 2018 and anticipated cash spending by period:

Contractual Financial Obligations (in millions)	Total	Payments Due by Period
		Remaining 2018	2019-2020	2021-2022	Thereafter
Long-term debt (a)	$975.0	—	—	$325.0	$650.0
Interest payments on long-term debt (b)	216.3	12.4	74.6	68.5	60.8
Operating leases — timberland	180.1	3.9	17.0	16.3	142.9
Operating leases — PP&E, offices	4.8	0.3	2.2	1.6	0.7
Commitments — derivatives (c)	7.4	3.7	1.6	1.2	0.9
Commitments — other (d)	4.2	1.8	2.4	—	—
Total contractual cash obligations	$1,387.8	$22.1	$97.8	$412.6	$855.3

(a)
The book value of long-term debt, net of deferred financing costs, is currently recorded at $972.4 million on the Company’s Consolidated Balance Sheet, but upon maturity the liability will be $975.0 million.

(b)	Projected interest payments for variable rate debt were calculated based on outstanding principal amounts and interest rates as of September 30, 2018.

(c)
Commitments — derivatives represents payments expected to be made on derivative financial instruments (foreign exchange contracts and interest rate swaps). See Note 12 — Derivative Financial Instruments and Hedging Activities.

(d)
Commitments — other includes $0.5 million of pension contribution requirements remaining in 2018 based on actuarially determined estimates and IRS minimum funding requirements, payments expected to be made on the Company’s Wildlight development project and other purchase obligations.

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
Interest Rate Risk
We are exposed to interest rate risk through our variable rate debt, primarily due to changes in LIBOR. However, we use interest rate swaps to manage our exposure to interest rate movements on our term credit agreements by swapping existing and anticipated future borrowings from floating rates to fixed rates. As of September 30, 2018, we had $650 million of U.S. long-term variable rate debt. The notional amount of outstanding interest rate swap contracts with respect to this debt at September 30, 2018 was also $650 million. The term credit agreement and associated interest rate swaps mature in August 2024 and the incremental term loan agreement and associated interest rate swaps mature in May 2026. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in no corresponding increase/decrease in interest payments and expense over a 12-month period.
The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. The estimated fair value of our long-term fixed rate debt at September 30, 2018 was $321 million compared to the $325 million principal amount. We use interest rates of debt with similar terms and maturities to estimate the fair value of our debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at September 30, 2018 would result in a corresponding decrease/increase in the fair value of our long-term fixed rate debt of approximately $10 million.

We estimate the periodic effective interest rate on our U.S. long-term fixed and variable rate debt to be approximately 3.3% after consideration of interest rate swaps and estimated patronage refunds, excluding unused commitment fees on the revolving credit facility.
The following table summarizes our outstanding debt, interest rate swaps and average interest rates, by year of expected maturity and their fair values at September 30, 2018:

(Dollars in thousands)	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Variable rate debt:
Principal amounts	—	—	—	—	—	$650,000	$650,000	$650,000
Average interest rate (a)(b)	—	—	—	—	—	3.86%	3.86%	—
Fixed rate debt:
Principal amounts	—	—	—	—	$325,000	—	$325,000	$323,505
Average interest rate (b)	—	—	—	—	3.75%	—	3.75%	—
Interest rate swaps:
Notional amount	—	—	—	—	—	$650,000	$650,000	$41,900
Average pay rate (b)	—	—	—	—	—	1.91%	1.91%	—
Average receive rate (b)	—	—	—	—	—	2.11%	2.11%	—

(a)    Excludes estimated patronage refunds.
(b)    Interest rates as of September 30, 2018.
Foreign Currency Exchange Rate Risk
The functional currency of the Company’s New Zealand-based operations and New Zealand JV is the New Zealand dollar. Through these operations and our ownership in the New Zealand JV, we are exposed to foreign currency risk on cash held in foreign currencies, shareholder distributions which are paid in U.S. dollars and on foreign export sales and ocean freight payments that are predominantly denominated in U.S. dollars. To mitigate these risks, the New Zealand JV routinely enters into foreign currency exchange contracts and foreign currency option contracts to hedge a portion of the New Zealand JV’s foreign exchange exposure.
Sales and Expense Exposure
At September 30, 2018, the New Zealand JV had foreign currency exchange contracts with a notional amount of $103 million and foreign currency option contracts with a notional amount of $20 million outstanding related to foreign export sales and ocean freight payments. The amount hedged represents a portion of forecast U.S. dollar denominated export timber and log trading sales proceeds over the next 18 months and next 3 months, respectively.
Shareholder Distributions
At September 30, 2018, the New Zealand JV had foreign currency exchange contracts with a notional amount of NZ$32 million representing a portion of anticipated shareholder distribution payments over the next 12 months.
Net Investment
In March 2018, we entered into a foreign currency exchange contract with a notional amount of NZ$37 million to mitigate the risk of foreign currency exchange rate fluctuations on the cash portion of the Company’s net investment in New Zealand. The foreign currency exchange contract matured April 2018 and the cash was repatriated. For additional information regarding our derivative balances and activity, see Note 12 — Derivative Financial Instruments and Hedging Activities.

The following table summarizes our outstanding foreign currency exchange rate risk contracts at September 30, 2018:

(Dollars in thousands)	0-1 months	1-2 months	2-3 months	3-6 months	6-12 months	12-18 months	Total	Fair Value
Foreign exchange contracts to sell U.S. dollar for New Zealand dollar
Notional amount	$12,000	$9,750	$7,250	$17,000	$41,000	$16,000	$103,000	($4,013)
Average contract rate	1.4628	1.4429	1.4450	1.4479	1.4399	1.4527	1.4465

Foreign currency option contracts to sell U.S. dollar for New Zealand dollar
Notional amount	$2,000	$2,000	$2,000	$6,000	$2,000	$6,000	$20,000	($64)
Average strike price	1.4715	1.4695	1.4699	1.4711	1.5300	1.5073	1.4877

Foreign exchange contracts to sell New Zealand dollar for U.S. dollar
Notional amount (NZ$)	$17,500	—	$14,250	—	—	—	$31,750	$2,205
Average contract rate	0.7332	—	0.7295		—	—	0.7316

Item 4.	CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Rayonier management is responsible for establishing and maintaining adequate disclosure controls and procedures. Disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934 (the “Exchange Act”), are designed with the objective of ensuring information required to be disclosed by the Company in reports filed under the Exchange Act, such as this quarterly report on Form 10-Q, is (1) recorded, processed, summarized and reported or submitted within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Because of the inherent limitations in all control systems, no control evaluation can provide absolute assurance that all control exceptions and instances of fraud have been prevented or detected on a timely basis. Even systems determined to be effective can provide only reasonable assurance that their objectives are achieved.
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of September 30, 2018.
In the quarter ended September 30, 2018, based upon the evaluation required by Rule 13a-15(d) under the Exchange Act, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The information set forth in Note 9 — Contingencies in the “Notes to Consolidated Financial Statements” under Item 1 of Part I of this report is incorporated herein by reference.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
In February 2016, the Board of Directors approved the repurchase of up to $100 million of Rayonier’s common shares (the “share repurchase program”) to be made at management’s and the Board of Directors’ discretion. The program has no time limit and may be suspended or discontinued at any time. There were no shares repurchased under this program in the third quarter of 2018 and there was $99.3 million, or approximately 2,937,309 shares based on the period end closing stock price of $33.81, available for repurchase as of September 30, 2018.
In 1996, we began a common share repurchase program (the “1996 anti-dilutive program”) to minimize the dilutive effect of our employee incentive stock plans on earnings per share. This program limits the number of shares that may be purchased each year to the greater of 1.5% of outstanding shares at the beginning of the year or the number of incentive shares issued to employees during the year. In October 2000, July 2003 and October 2011, our Board of Directors authorized the purchase of additional shares in the program totaling 2.1 million shares. The 1996 anti-dilutive program does not have an expiration date. There were no shares purchased under this program in the third quarter of 2018 and there were 3,869,621 shares available for purchase at September 30, 2018.
The following table provides information regarding our purchases of Rayonier common shares during the quarter ended September 30, 2018:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
July 1 to July 31	—	—	—	6,806,929
Aug 1 to Aug 31	397	34.10	—	6,806,929
Sept 1 to Sept 30	16	34.83	—	6,806,929
Total	413		—

(a)
Includes 413 shares of the Company’s common shares purchased in August and September from current employees in non-open market transactions. The shares were sold by current employees of the Company in exchange for cash that was used to pay withholding taxes associated with the vesting of restricted stock awards under the Company’s stock incentive plan. The price per share surrendered is based on the closing price of the company’s common shares on the respective vesting dates of the awards.

(b)	Maximum number of shares authorized to be purchased as of September 30, 2018 include 3,869,621 under the 1996 anti-dilutive program and approximately 2,937,309 under the share repurchase program.

Item 6.	EXHIBITS

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2018, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended September 30, 2018 and 2017; (ii) the Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017; (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2018 and the Year Ended December 31, 2017; (iv) the Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017; and (v) the Notes to Consolidated Financial Statements
Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER INC.
(Registrant)

By:	/s/ APRIL TICE
April Tice Director, Financial Services and Corporate Controller (Duly Authorized Officer, Principal Accounting Officer)
Date: November 2, 2018