Form 10-K
period 2018-12-31
RAYONIER INC
filed 2019-02-22
CIK 52827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
YES ☒        NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
YES ☐        NO  ☒
The aggregate market value of the Common Shares of the registrant held by non-affiliates at the close of business on June 30, 2018 was $4,984,846,064 based on the closing sale price as reported on the New York Stock Exchange.
As of February 15, 2019, there were outstanding 129,488,661 Common Shares of the registrant.
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the 2019 annual meeting of the shareholders of the registrant scheduled to be held May 16, 2019, are incorporated by reference in Part III hereof.

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
GENERAL
We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive softwood timber growing regions in the U.S. and New Zealand. The focus of our business is to invest in timberlands and to actively manage them to provide current income and attractive long-term returns to our shareholders. As of December 31, 2018, we owned, leased or managed approximately 2.6 million acres of timberlands located in the U.S. South (1.81 million acres), U.S. Pacific Northwest (378,000 acres) and New Zealand (408,000 gross acres, or 289,000 net plantable acres). In addition, we engage in the trading of logs from New Zealand and Australia to Pacific Rim markets, primarily to support our New Zealand export operations. We have an added focus to maximize the value of our land portfolio by pursuing higher and better use (“HBU”) land sales opportunities.
We originated as the Rainier Pulp & Paper Company founded in Shelton, Washington in 1926. On June 27, 2014, Rayonier completed the tax-free spin-off of its Performance Fibers manufacturing business from its timberland and real estate operations, thereby becoming a “pure-play” timberland REIT.
Under our REIT structure, we are generally not required to pay U.S. federal income taxes on our earnings from timber harvest operations and other REIT-qualifying activities contingent upon meeting applicable distribution, income, asset, shareholder and other tests. As of December 31, 2018 and as of the date of the filing of this Annual Report on Form 10-K, we believe the Company is in compliance with all REIT tests. See Note 9 —Income Taxes for further discussion of REIT and non-REIT qualifying operations.
Our shares are publicly traded on the NYSE under the symbol RYN. We are a North Carolina corporation with executive offices located at 1 Rayonier Way, Wildlight, Florida 32097. Our telephone number is (904) 357-9100.

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

•
Attractive Land Portfolio with HBU Potential. We own approximately 200,000 acres of timberlands located in the vicinity of Interstate 95 primarily north of Daytona Beach, FL and south of Savannah, GA, some of which have the potential to transition to HBU over time as market conditions support increased demand. These properties provide us with select opportunities to add value to our portfolio through real estate development activities, which we believe will allow us to periodically sell parcels of such land at favorable valuations relative to timberland values through one of our taxable REIT subsidiaries.

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

•
Advantageous Structure and Capitalization. Under our REIT structure, we are generally not required to pay federal income taxes on our earnings from timber harvest operations and other REIT-qualifying activities, which allows us to optimize the value of our portfolio in a tax efficient manner. We also maintain a strong credit profile and have an investment grade debt rating. As of December 31, 2018, our net debt to enterprise value was 19%. We believe that our advantageous REIT structure and conservative capitalization provide us with a competitive cost of capital and significant financial flexibility to pursue growth initiatives.

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

•
Increase the Size and Quality of our Timberland Holdings through Acquisitions. We intend to selectively pursue timberland acquisition opportunities that improve the average productivity of our timberland holdings and support cash flow generation from our annual harvesting activities. We expect there will be an ample supply of attractive timberlands available for sale as a result of anticipated sales from a number of Timberland Investment Management Organizations (“TIMOs”). Our acquisition strategy employs a disciplined approach with rigorous adherence to strategic and financial metrics. Generally, we expect to focus our acquisition efforts on the most commercially desirable timber-producing regions of the U.S. South, the U.S. Pacific Northwest and New Zealand, particularly on timberlands with a geographic distribution and age-class profile that are complementary to our existing timberland holdings. We acquired 26,000 acres of fee timberland in 2018, 90,000 acres in 2017 and 111,000 acres in 2016. Additionally, we acquired leases or long-term forestry rights covering approximately 4,000 acres in 2018, 19,000 acres in 2017, and 2,000 acres in 2016.

•
Optimize our Portfolio Value. We continuously assess potential alternative uses of our timberlands, as some of our properties may become more valuable for development, residential, recreation or other purposes. We intend to capitalize on such higher-valued uses by opportunistically monetizing HBU properties in our portfolio. While the majority of our HBU sales involve rural and recreational land, we also selectively pursue various land-use entitlements on certain properties for residential, commercial and industrial development in order to fully realize the enhanced long-term value potential of such properties. For selected development properties, we also invest in infrastructure improvements, such as roadways and utilities, to accelerate the marketability and improve the value of such properties. We generally expect that sales of HBU property will comprise approximately 1% to 2% of our Southern timberland holdings on an annual basis.

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

SEGMENT INFORMATION
Rayonier operates in five reportable business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate and Trading. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 4 — Segment and Geographical Information for information on sales and operating income by reportable segment and geographic region.
TIMBER
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

The following table sets forth the estimated volumes of merchantable timber inventory by location in short green tons as of September 30, 2018 for the South and Pacific Northwest and as of December 31, 2018 for New Zealand:

(volumes in thousands of SGT)
Location	Merchantable Inventory (a)%
South	65,640	74
Pacific Northwest	6,872	8
New Zealand	16,038	18
	88,550	100

(a)	For all regions, depletion rate calculations for the upcoming year are based on estimated volumes of merchantable inventory at December 31, 2018.
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
We manage our U.S. timberlands in accordance with the requirements of the Sustainable Forestry Initiative® (“SFI”) program. The timberland holdings of the New Zealand subsidiary are certified under the Forest Stewardship Certification® (“FSC”) program. Both programs are a comprehensive system of environmental principles, objectives and performance measures that combine the perpetual growing and harvesting of trees with the protection of wildlife, plants, soil and water quality. Through application of our site-specific silvicultural expertise and financial discipline, we manage timber in a way that is designed to optimize site preparation, tree species selection, competition control, fertilization, timing of thinning and final harvest. We also have a genetic seedling improvement program to enhance the productivity and quality of our timberlands and overall forest health. In addition, non-timber income opportunities associated with our timberlands such as recreational licenses, as well as considerations for the future higher and better uses of the land, are integral parts of our site-specific management philosophy. All these activities are designed to maximize value while complying with SFI and FSC requirements.

SOUTHERN TIMBER
As of December 31, 2018, our Southern timberlands acreage consisted of approximately 1.81 million acres (including approximately 177,000 acres of leased lands) located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, Oklahoma, South Carolina, Tennessee and Texas. Approximately two-thirds of this land supports intensively managed plantations of predominantly loblolly and slash pine. The other one-third of this land is too wet to support pine plantations, but supports productive natural stands primarily consisting of natural pine and a variety of hardwood species. Rotation ages typically range from 21 to 28 years for pine plantations and from 35 to 60 years for natural stands. Key consumers of our timber include pulp, paper, wood products and biomass facilities.
We estimate that the gross timber inventory and merchantable timber inventory of our Southern timberlands was 84 million tons and 66 million tons, respectively, as of September 30, 2018. We estimate that the sustainable yield of our Southern timberlands, including both pine and hardwoods, is approximately 5.9 to 6.3 million tons annually. We expect that the average annual harvest volume of our Southern timberlands over the next five years (2019 to 2023) will be generally in line with our sustainable yield. For additional information, see Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield and Item 1A — Risk Factors.
In 2018, we acquired approximately 26,000 acres of timberland in the Southern region. For additional information, see Note 3 — Timberland Acquisitions.
The following table provides a breakdown of our Southern timberlands acreage and timber inventory by product and age class as of September 30, 2018 (inventory volumes are estimated at December 31 to calculate a depletion rate for the upcoming year):

(volumes in thousands of SGT)
Age Class	Acres (000’s)	Pine Pulpwood	Pine Sawtimber	Hardwood Pulpwood	Hardwood Sawtimber	Total
Pine Plantation
0 to 4 years (a)	212	—	—	—	—	—
5 to 9 years	183	—	—	—	—	—
10 to 14 years	235	9,679	1,136	34	1	10,850
15 to 19 years	267	12,975	4,918	104	2	17,999
20 to 24 years	172	6,485	6,458	95	3	13,041
25 to 29 years	64	2,268	3,141	82	2	5,493
30 + years	40	1,120	2,665	98	3	3,886
Total Pine Plantation	1,173	32,527	18,318	413	11	51,269
Natural Pine (Plantable) (b)	45	494	1,087	916	280	2,777
Natural Mixed Pine/Hardwood (c)	531	4,142	6,858	15,063	4,063	30,126
Forested Acres and Gross Inventory	1,749	37,163	26,263	16,392	4,354	84,172
Plus: Non-Forested Acres (d)	63
Gross Acres	1,812
Less: Pre-Merchantable Age Class Inventory (e)						(11,147)
Less: Volume in Environmentally Sensitive/Legally Restricted Areas						(7,385)
Merchantable Timber Inventory						65,640

(a)	0 to 4 years includes clearcut acres not yet replanted.

(b)	Consists of natural stands that are convertible into pine plantations once harvested.

(c)	Consists of all non-plantable natural stands, including those that are in environmentally sensitive or economically inaccessible areas.

(d)	Includes roads, rights of way and all other non-forested areas.

(e)	Includes inventory that is less than 15 years old or less than 17 years old in Oklahoma.

PACIFIC NORTHWEST TIMBER
As of December 31, 2018, our Pacific Northwest timberlands consisted of approximately 378,000 acres located in Oregon and Washington, of which approximately 297,000 acres were designated as productive acres, meaning land that is capable of growing merchantable timber and where the harvesting of timber is not constrained by physical, environmental or regulatory restrictions. These timberlands primarily comprise second and third rotation western hemlock and Douglas-fir, as well as a small amount of other softwood species, such as western red cedar. A small percentage also consists of natural hardwood stands of predominantly red alder. In the Pacific Northwest, rotation ages typically range from 35 to 50 years. Our product mix in the Pacific Northwest is heavily weighted to sawtimber, which is sold to domestic wood products facilities as well as exported primarily to Pacific Rim markets.
We estimate that the gross timber inventory and merchantable timber inventory of our Pacific Northwest timberlands was 2,826 MMBF and 860 MMBF, respectively, as of September 30, 2018. We estimate that the sustainable yield of our Pacific Northwest timberlands is approximately 175 to 180 MMBF (or 1.4 million tons) annually. We expect that the average annual harvest volume of our Pacific Northwest timberlands over the next five years (2019 to 2023) will be approximately 160 to 165 MMBF (or 1.3 million tons). For additional information, see Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield and Item 1A — Risk Factors.
In 2018, we did not acquire any additional acres of timberlands in the Pacific Northwest region. For additional information, see Note 3 — Timberland Acquisitions.
The following table provides a breakdown of our Pacific Northwest timberlands acreage and timber inventory by product and age class as of September 30, 2018 (inventory volumes are estimated at December 31 to calculate a depletion rate for the upcoming year):

(volumes in MBF, except as noted)
Age Class	Acres (000’s)	Softwood Pulpwood (e)	Softwood Sawtimber (e)	Total
Commercial Forest
0 to 4 years (a)	49	—	—	—
5 to 9 years	41	—	—	—
10 to 14 years	35	—	—	—
15 to 19 years	28	—	—	—
20 to 24 years	20	26,562	51,796	78,358
25 to 29 years	33	61,187	288,984	350,171
30 to 34 years	45	102,889	615,238	718,127
35 to 39 years	21	47,854	337,215	385,069
40 to 44 years	8	20,368	144,266	164,634
45 to 49 years	4	8,440	57,720	66,160
50+ years	8	23,147	180,485	203,632
Total Commercial Forest	292	290,447	1,675,704	1,966,151
Non-Commercial Forest (b)	5	5,481	35,921	41,402
Productive Forested Acres	297
Restricted Forest (c)	67	99,824	718,493	818,317
Total Forested Acres and Gross Inventory	364	395,752	2,430,118	2,825,870
Plus: Non-Forested Acres (d)	14
Gross Acres	378
Less: Pre-Merchantable Age Class Inventory				(1,147,526)
Less: Restricted Forest Inventory				(818,317)
Total Merchantable Timber				860,027
Conversion factor for MBF to SGT				7.99
Total Merchantable Timber (thousands of SGT)				6,872

(a)	0 to 4 years includes clearcut acres not yet replanted.

(b)	Includes non-commercial forests with limited productivity.

(c)	Includes significant portions of riparian management zones, legally restricted forests, and environmentally sensitive areas.

(d)	Includes roads, rights of way, and all other non-forested areas.

(e)	Includes a minor component of hardwood in red alder and other species.

NEW ZEALAND TIMBER
As of December 31, 2018, our New Zealand timberlands consisted of approximately 408,000 acres (including approximately 230,000 acres of leased lands), of which approximately 289,000 acres (including approximately 154,000 acres of leased lands) were designated as productive or plantation acres, meaning land that is capable of growing merchantable timber and where the harvesting of timber is not constrained by physical, environmental or regulatory restrictions. The leased acres are generally leased through long-term arrangements including Crown Forest Licenses (“CFLs”), forestry rights and other leases. Our New Zealand timberlands serve a domestic sawmilling market and also export logs to Pacific Rim markets.
Our New Zealand timber operations are conducted by Matariki Forestry Group, a joint venture with Stafford Capital Partners Limited. The Company maintains a controlling financial interest of 77% in the New Zealand subsidiary and, accordingly, consolidates the New Zealand subsidiary’s balance sheet and results of operations. The minority owner’s interest in the New Zealand subsidiary and its earnings are reported as noncontrolling interest in our financial statements. Rayonier’s wholly-owned subsidiary, Rayonier New Zealand Limited (“RNZ”), serves as the manager of the New Zealand subsidiary. For additional information, see Note 7 — New Zealand Subsidiary.
We estimate that the gross timber inventory and merchantable timber inventory of our New Zealand timberlands were both 14.4 million cubic meters as of December 31, 2018. We estimate that the sustainable yield of our New Zealand timberlands is approximately 2.1 to 2.3 million cubic meters (or 2.4 to 2.6 million tons) annually. We expect that the average annual harvest volume of our New Zealand timberlands over the next five years (2019 to 2023) will be at the higher end of our sustainable yield range. For additional information, see Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield and Item 1A — Risk Factors.
In 2018, we acquired approximately 4,000 acres of timberland in New Zealand. For additional information, see Note 3 — Timberland Acquisitions.
The following table provides a breakdown of our New Zealand timberlands acreage and timber inventory by product and age class as of December 31, 2018 (inventory volumes at December 31 are used to calculate a depletion rate for the upcoming year):

(volumes in thousands of m3, except as noted)
Age Class	Acres (000’s)	Pulpwood	Sawtimber	Total
Radiata Pine
0 to 4 years (a)	55	—	—	—
5 to 9 years	44	—	—	—
10 to 14 years	40	—	—	—
15 to 19 years	54	—	—	—
20 to 24 years	47	1,717	7,508	9,225
25 to 29 years	9	408	1,585	1,993
30 + years	4	233	575	808
Total Radiata Pine	253	2,358	9,668	12,026
Other (b)	36	1,133	1,195	2,328
Forested Acres and Merchantable Timber Inventory	289	3,491	10,863	14,354
Conversion factor for m3 to SGT				1.12
Total Merchantable Timber (thousands of SGT)				16,038
Plus: Non-Productive Acres (c)	119
Gross Acres	408

(a)	0 to 4 years includes clearcut acres not yet replanted.

(b)	Includes primarily Douglas-fir age 30 and over.

(c)	Includes natural forest and other non-planted acres.

REAL ESTATE
All of our U.S. and New Zealand land or leasehold sales, including HBU and non-HBU, are reported in our Real Estate segment. See Note 1 — Summary of Significant Accounting Policies for a discussion of the current year reclassification of New Zealand land sales from the New Zealand Timber segment to the Real Estate segment. We report our Real Estate sales in five categories:
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
The Non-Strategic / Timberlands category includes U.S. and New Zealand: 1) sales of non-core timberlands that do not meet our strategic criteria, 2) sales of core timberlands for which we obtain attractive values, and 3) sales of properties to conservation interests that wish to preserve the land for habitat, public recreation, natural growth, buffer zones or other environmental purposes.
The Large Dispositions category includes sales of timberland that exceed $20 million in size and do not have a demonstrable premium relative to timberland value. Proceeds from Large Dispositions are generally used to fund capital allocation priorities, such as share repurchases, debt repayment or acquisitions. Sales designated as Large Dispositions are excluded from cash flow from operations and the calculation of Adjusted EBITDA and Cash Available for Distribution (“CAD”). See Item 7 — Performance and Liquidity Indicators for the definition of Adjusted EBITDA and CAD.
We maintain a detailed land classification analysis for all of our timberland and HBU acres. The vast majority of our HBU properties are managed as timberland and generate cash flow from timber operations prior to their sale or, in the case of Improved Development properties, prior to improvement.
TRADING
Our Trading segment reflects log trading activities in New Zealand and Australia conducted by our New Zealand subsidiary. Our Trading segment complements the New Zealand Timber segment by providing added market intelligence, increasing the scale of export operations and achieving cost savings that directly benefit the New Zealand Timber segment. It also provides additional market intelligence that benefits our Southern and Pacific Northwest export log marketing.
Trading activities are broadly categorized as either managed export services or procured logs. For managed export services, the New Zealand subsidiary does not take title to the log cargo but arranges sales, shipping and export documentation services for other forest owners for an agreed commission. For procured logs, the New Zealand subsidiary buys logs directly from other forest owners at New Zealand ports and exports them in its own name. Income from this business is generated by achieving a sales margin over the purchase price of the procured logs. The New Zealand subsidiary, through the Trading segment, also purchases standing timber from time to time, whereby it manages the harvest and sale of the logs for approximately one to three years. In these instances, the cost of standing timber is capitalized as a current asset on the Consolidated Balance Sheets and recognized as non-depletion cost of sales when sold. The Trading segment generally utilizes a managed export service arrangement for logs sourced from third parties outside of New Zealand, and generally utilizes a procured log arrangement for logs sourced from third parties within New Zealand. For managed export services, Trading segment revenues reflect only the commission earned on the sale. For procured log sales, Trading segment revenues reflect the full sales price of the logs.

In 2018, Trading volume from both managed export services and procured log sales was approximately 1.75 million tons. Approximately 665,000 tons were sourced from outside New Zealand, primarily Australia, of which 68% were undertaken through managed export service arrangements. Approximately 887,000 tons were purchased directly from third parties in New Zealand through procured log arrangements, with 53% purchased from two key suppliers. Additionally, 71,000 tons were harvested from stumpage purchases. Approximately 71% of third-party purchases in New Zealand were purchased at spot prices, with the New Zealand subsidiary thereby assuming some price risk on subsequent resale. The remaining 29% were purchased on a fixed margin basis, with the New Zealand subsidiary thereby earning a spread on the resale price irrespective of subsequent price fluctuations. The New Zealand subsidiary generally seeks to mitigate its risk of loss on procured logs by securing export orders prior to or concurrent with its spot purchases of logs.
FOREIGN SALES AND OPERATIONS
Sales from non-U.S. operations occur in our Real Estate, New Zealand Timber and Trading segments and comprised approximately 52% of consolidated 2018 sales. See Note 4 — Segment and Geographical Information for additional information.
COMPETITION
TIMBER
Timber markets in our Southern and Pacific Northwest regions are relatively fragmented with price being the principal method of competition. In New Zealand, there are four other major private timberland owners accounting for approximately 34% of New Zealand planted forests.
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
OneFortyOne Plantations

(a)    In addition to the competitors listed, we also compete with numerous other large and small privately held timber companies.

(b)
The New Zealand subsidiary competes with these and other smaller New Zealand timber companies for supply into New Zealand domestic and export markets, predominantly China, South Korea and India. Logs supplied into Asian markets also compete with export supply from other regions, including Russia and North America.

REAL ESTATE
In our Real Estate business, we compete with other owners of entitled and unentitled properties. Each property has unique attributes, but overall quantity of supply and price for residential, commercial, industrial and rural properties in the geographic areas in which we operate are the most significant competitive drivers.
TRADING
Our log trading operations are based out of New Zealand and performed by our New Zealand subsidiary. The New Zealand market remains very competitive with over 20 entities competing for export log supply at different ports across the country. We are one of the larger log trading companies in the region with access to multiple export ports and a range of different export markets.
CUSTOMERS
In 2018, no individual customer (or group of customers under common control) represented 10% or more of 2018 consolidated sales.
SEASONALITY
Across all our segments, results are normally not impacted significantly by seasonal changes. However, significant wet weather in areas of our Southern Timber operations can hinder access for harvesting, thereby temporarily reducing supply in the affected areas and generally strengthening prices. Conversely, extended dry weather in an area tends to suppress prices as timber is more accessible for harvesting.
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
EXECUTIVE OFFICERS
David L. Nunes, 57, Mr. Nunes joined the Company in June 2014 as Chief Operating Officer, and shortly thereafter assumed the role of President and CEO following the Company’s spin-off of its Performance Fibers business. Prior to joining the Company, Mr. Nunes served as President and CEO of Pope Resources/Olympic Resource Management from 2002 to 2014. He joined Pope in 1997 as director of portfolio management, working with third-party investors and timberland owners to develop and manage timberland investment portfolios. The following year, he was named Vice President of portfolio development, and then served two years as Senior Vice President of acquisitions and portfolio development before being named President and COO in 2000. Previously, Mr. Nunes spent nine years with the Weyerhaeuser Company, joining the organization in 1988 as a business analyst and advancing through a number of leadership roles to become director of corporate strategic planning. During his time with Weyerhaeuser, he gained extensive experience involving export log sales and marketing, timberland acquisitions, mergers and acquisitions, and capital planning. Mr. Nunes holds a Bachelors of Arts and Economics from Pomona College and an MBA from the Tepper School of Business at Carnegie Mellon University.
Mark D. McHugh, 43, Mr. McHugh was appointed Senior Vice President and Chief Financial Officer in December 2014. He was previously Managing Director in the Real Estate Investment Banking group at Raymond James, where he worked since 2008. Prior to joining Raymond James, Mr. McHugh was a Director in the Paper & Forest Products Group at Credit Suisse, where he worked from 2000 to 2008. Mr. McHugh received his B.S.B.A. in Finance from the University of Central Florida and his JD from Harvard Law School.

Douglas M. Long, 48, Mr. Long was appointed to Senior Vice President, U.S. Operations in December 2015. He was named Vice President, U.S. Operations in November 2014. Prior to such appointment, Mr. Long served as Director, Atlantic Region, U.S. Forest Resources. He joined the Company in 1995 as a GIS Forestry Analyst and has held multiple positions of increasing responsibility within the forestry division. Mr. Long holds bachelor’s and master’s degrees in Forest Resources and Conservation from the University of Florida.
Christopher T. Corr, 55, Mr. Corr joined the Company in July 2013 and currently serves as Senior Vice President, Real Estate Development and President, Raydient LLC. Prior to joining Rayonier, he served as Executive Vice President, Buildings and Places for AECOM from 2008 to 2013. Prior to that, Mr. Corr held various positions with The St. Joe Company between 1998 and 2008, most recently as Executive Vice President. From 1992 to 1998, Mr. Corr was a senior manager with The Walt Disney Company, where he was a key member of the team that developed the visionary town of Celebration near Orlando, Florida. From 1990-1992, Mr. Corr served as an elected member of the Florida House of Representatives. He holds a Bachelor of Arts degree from the University of Florida and has completed programs with the Harvard Real Estate Institute and the Wharton School of Business at University of Pennsylvania.
Mark R. Bridwell, 56, Mr. Bridwell was promoted to Vice President and General Counsel in June 2014 and assumed the role of Corporate Secretary in March 2015. He joined the Company in 2006 as Associate General Counsel for Performance Fibers. In 2009, he became Associate General Counsel for Timber and Real Estate and in 2012 was promoted to Assistant General Counsel for Land Resources. Prior to joining Rayonier, Mr. Bridwell served as counsel for six years at Siemens Corporation. Previously, he was an attorney for five years with the international law firms of Jones, Day, Reavis & Pogue and Seyfarth, Shaw, Fairweather & Geraldson. Mr. Bridwell has a B.S.B.A. in Finance from the University of Central Florida, and an MBA and JD from Emory University.
Shelby L. Pyatt, 48, Ms. Pyatt was named Vice President, Human Resources and Information Technology in July 2014. Ms. Pyatt joined Rayonier in 2003 as Manager, Compensation and became Director, Compensation and Employee Services in 2006. She was named Director, Compensation, Benefits and Employee Services in 2009 before being promoted to her current position. Prior to joining Rayonier, Ms. Pyatt held human resources positions with CSX Corporation and Barnett Bank. Ms. Pyatt holds a bachelor’s degree in Business Management.
W. Rhett Rogers, 42, Mr. Rogers was appointed to Vice President, Portfolio Management in February 2017. Mr. Rogers oversees the Company’s acquisition and disposition activities, including HBU and non-strategic land sales, as well as its land information systems function. He joined Rayonier in 2001 as a District Technical Forester, and has held numerous roles of increasing responsibility, most recently as Director, Land Asset Management before being promoted to his current position. Mr. Rogers holds a BS in Forestry from Louisiana Tech University, and both an MBA and MS in Forest Resources from Mississippi State University.
April J. Tice, 45, Ms. Tice was appointed as the Company’s Controller in November 2016. In this position, she acts as the Company’s principal accounting officer. She joined Rayonier in 2010 and has worked in various roles within the finance and financial reporting departments since that time. Prior to joining Rayonier, Ms. Tice served in various accounting and/or audit roles at Deloitte & Touche, the State of Florida and two private companies located in Florida. Ms. Tice holds a Bachelor of Fine Arts from Florida State University and a Master of Accountancy with a tax concentration from the University of North Florida. Ms. Tice is a Certified Public Accountant in the State of Florida.
EMPLOYEE RELATIONS
We employ 349 people, of which 259 are in the United States. We believe relations with our employees are satisfactory.
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
In our Timber segments, the level of new residential construction activity and, to a lesser extent, home repair and remodeling activity, is the primary driver of sawtimber demand. In addition, demand for logs can be affected by the demand for wood chips in the pulp and paper and engineered wood products markets, as well as the bio-energy production markets. The ongoing level of activity in these markets is subject to fluctuation due to future changes in economic conditions, interest rates, credit availability, population growth, weather conditions and other factors. Changes in global economic conditions, such as new timber supply sources and changes in currency exchange rates, foreign interest rates and foreign and domestic trade policies, can also negatively impact demand for our timber and logs. In addition, the industries in which our customers participate are highly competitive and may experience overcapacity or reductions in demand, all of which may affect demand for and pricing of our products.
In our Real Estate segment, our inability to sell our HBU properties at attractive prices could have a significant effect on our results of operations. Demand for real estate can be affected by the availability of capital, changes in interest rates, availability and terms of financing, changes in governmental agencies, changes in developer confidence, actions by conservation organizations, our ability to obtain land use entitlements and other permits necessary for our development activities, local real estate market economic conditions, competition from other sellers of land and real estate developers, the relative illiquidity of real estate investments, employment rates, new housing starts, population growth, demographics and federal, state and local land use, zoning and environmental protections laws or regulations (including any changes in laws or regulations). In addition, changes in investor interest in purchasing timberlands could reduce our ability to execute sales of non-strategic timberlands.
These macroeconomic and cyclical factors impacting our operations are beyond our control and, if such conditions deteriorate or do not continue to improve, could have an adverse effect on our business.
Weather and other natural conditions may limit our timber harvest and sales.
Weather conditions, changes in timber growth cycles, limitations on access (for example, due to prolonged wet conditions) and other factors, including damage by fire, insect infestation, disease, prolonged drought and natural disasters such as wind storms and hurricanes, may limit harvesting of our timberlands. The volume and value of timber that can be harvested from our timberlands may be reduced by any such occurrence and other causes beyond our control. As is typical in the forestry industry, we do not maintain insurance for any loss to our timber, including losses due to fire and these other causes. These and other factors beyond our control could reduce our timber inventory and accordingly, our sustainable yield, thereby adversely affecting our financial results and cash flows.

Entitlement and development of real estate entail a lengthy, uncertain and costly approval process, which could adversely affect our ability to grow the businesses in our Real Estate segment.
Entitlement and development of real estate entail extensive approval processes involving multiple regulatory jurisdictions. It is common for a project to require multiple approvals, permits and consents from U.S. federal, state and local governing and regulatory bodies. For example, in Florida, real estate projects must generally comply with the provisions of the Community Planning Act and local land use, zoning and development regulations. In addition, development projects in Florida that exceed certain specified regulatory thresholds (and are not located in a jurisdiction classified as a dense urban land area or otherwise statutorily exempt) may require approval pursuant to the Comprehensive Plan process standards. Compliance with these and other regulations and standards is more time intensive and costly and may require additional long range infrastructure review and approvals which can add to project cost. In addition, development of properties containing delineated wetlands may be affected by revisions to the definition of wetlands subject to state and/or federal regulation and may require one or more permits from the U.S. federal government and/or state and local governmental agencies. Any of these issues can materially affect the cost, timing and economic viability of our real estate projects.
The real estate entitlement process is frequently a political one, which involves uncertainty and often extensive negotiation and concessions in order to secure and maintain the necessary approvals and permits. In the U.S., a significant amount of our development property is located in counties in which local governments face challenging issues relating to growth and development, including zoning and future land use, public services, water availability, transportation and other infrastructure, and funding for same, and the requirements of state law, especially in the case of Florida under the Community Planning Act process standards. In addition, anti-development groups are active, especially in Florida, in filing litigation to oppose particular entitlement activities and development projects, and in seeking legislation and other anti-development limitations on real estate development activities. We expect this type of anti-development activity to continue in the future.
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
Energy costs are a significant operating expense for our logging and hauling contractors and for the contractors who support the customers of our standing timber. Energy costs can be volatile and are susceptible to rapid and substantial increases or decreases due to factors beyond our control, such as changing economic conditions, changing environmental regulations, political unrest, instability in energy-producing nations, and supply and demand considerations. Although the price of oil has remained relatively stable in recent years, increases in the price of oil could adversely affect our business, financial condition and results of operations. In addition, an increase in fuel costs, and its impact on the cost and availability of transportation for our products, both domestically and internationally, and the cost and availability of third-party logging and hauling contractors, could have a material adverse effect on the operating costs of our contractors and our standing timber customers, as well as in defining economically accessible timber stands. Such factors could in turn have a material adverse effect on our business, financial condition and results of operations, particularly in our Timber segments and Trading segment.

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

•
continuing and potentially increasing negative impacts from the imposition and/or threatened imposition of substantial tariffs on forest products imports into China in connection with current trade tensions between China and the U.S.;

•	difficulty in establishing, staffing and managing non-U.S. operations;

•	product damage or losses incurred during shipping;

•	potentially negative consequences from changes in or interpretations of tax laws;

•	economic or political instability, inflation, recessions and interest rate and exchange rate fluctuations;

•	uncertainties regarding non-U.S. judicial systems, rules and procedures; and

•	uncertainties regarding trade policies implemented and/or under consideration by the current U.S. presidential administration.
These risks could adversely affect our business, financial condition and results of operations.

Our estimates of timber inventories and growth rates may be inaccurate, include risks inherent to such estimates and may impair our ability to realize expected revenues.
We rely upon estimates of merchantable timber inventories (which include judgments regarding inventories that may be lawfully and economically harvested), timber growth rates and end-product yields when acquiring and managing working forests. These estimates, which are inherently inexact and uncertain in nature, are central to forecasting our anticipated timber revenues and expected cash flows. Growth rates and end-product yield estimates are developed using statistical sampling, harvest results and growth and yield modeling, in conjunction with industry research cooperatives and by in-house forest biometricians, using measurements of trees in research plots spread across our timberland holdings. The growth equations predict the rate of height and diameter growth of trees so that foresters can estimate the volume of timber that may be present in a tree stand at a given age. Tree growth varies by soil type, geographic area, and climate. Inappropriate application of growth equations in forest management planning may lead to inaccurate estimates of future volumes. If the assumptions we rely upon change or these estimates are inaccurate, our ability to manage our timberlands in a sustainable or profitable manner may be diminished, which may cause our results of operations and our stock price to be adversely affected.
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

Third-party operators may create environmental liabilities. We lease and/or grant easements across some of our properties to third-party operators for the purpose of operating communications towers, generating renewable energy (wind and solar), operating pipelines for the transport of gases and liquids, and exploring, extracting, developing and producing oil, gas, rock and other minerals. These activities are subject to federal, state and local laws and regulations. These operations may also create risk of environmental liabilities for an unlawful discharge of oil, gas, chemicals or other materials into the air, soil or water. Generally, these third-party operators indemnify us against any such liability, and we require that they maintain liability insurance to the extent practical to do so. However, if for any reason our third-party operators are not able to honor their obligations to us, or if insurance is not in effect, then it is possible that we could be responsible for costs associated with environmental liability caused by such third-party operators.
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
The markets in which we operate are highly competitive, and we compete with companies that have substantially greater financial resources than we do in each of these businesses. The competitive pressures relating to our Timber segments are primarily driven by quantity of product supply and quality of the timber offered by competitors in the domestic and export markets, each of which may impact pricing. With respect to our Real Estate segment, we compete with other owners of entitled and unentitled properties. Each property has unique attributes, but overall quantity of supply and price for residential, commercial, industrial and rural properties in the geographic areas in which we operate are the most significant competitive drivers. The market in which our Trading segment operates remains very competitive with numerous entities competing for export log supply at different ports across New Zealand.

Our strategy will be adversely affected if we are unable to make future acquisitions.
We have pursued, and intend to continue to pursue, acquisitions of timberland and real estate properties that meet our investment criteria and achieve our strategic goals of growing the size and average quality of our land base. The ability to grow through acquisitions or other investments depends upon our ability to identify, negotiate, complete and integrate suitable acquisitions or joint venture arrangements. In addition, the discount rate we use in our acquisition underwriting has to meet our internal hurdle rate while also being competitive with that of other timberland investors. In particular, our future success and growth depend upon our ability to make acquisitions that increase merchantable timber inventory and complement the existing age-class structure of our ownership. If we are unable to make acquisitions on acceptable terms or that do not support our strategic goals, our revenues and cash flows may stagnate or decline.
Our inability to access the capital markets could adversely affect our business strategy and competitive position.
Due to the REIT income distribution requirements, we rely significantly on external sources of capital to finance growth and acquisitions. Both our ability to obtain financing and the related costs of borrowing are affected by a number of factors, many of which are outside of our control, including a decline in general market conditions, decreased market liquidity, a downgrade to our public debt rating, increases in interest rates, an unfavorable market perception of our growth potential, a decrease in our current or estimated future earnings or a decrease in the market price of our common stock. If capital is not available when needed, or is available only on unfavorable terms relative to other timberland REITs or TIMOs, or not at all, we may be unable to complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures. As of December 31, 2018, our credit ratings from S&P and Moody’s Investors Service (Moody’s) were BBB- and Baa3, respectively. Any combination of the factors described above, including our failure to maintain our investment grade credit rating, could prevent us from obtaining the capital we require on terms that are acceptable to us, or at all, which could adversely affect our business, liquidity and competitive position.
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
We continually monitor and test our compliance with all REIT requirements. In particular, we regularly test our compliance with the REIT “asset tests,” which require generally that, at the close of each calendar quarter, (1) at least 75% of the market value of our total assets must consist of REIT-qualifying interests in real property (such as timberlands), including leaseholds and options to acquire real property and leaseholds, as well as cash and cash items and certain other specified assets, (2) no more than 25% of the market value of our total assets may consist of other assets that are not qualifying assets for purposes of the 75% test in clause (1) above and (3) no more than 20% (25% for calendar years prior to 2018) of the market value of our total assets may consist of the securities of one or more “taxable REIT subsidiaries.”
If in any taxable year we fail to qualify as a REIT and are not entitled to relief under the Code, we will not be allowed a deduction for dividends paid to shareholders in computing our taxable income and we will be subject to U.S. federal income tax on our REIT taxable income. In addition, we will be disqualified from qualification as a REIT for the four taxable years following the year during which the qualification was lost, unless we are entitled to relief under certain provisions of the Code. As a result, our net income and the cash available for distribution to our shareholders could be reduced for up to five years or longer, which could have a material adverse effect on our financial condition.
As of December 31, 2018, Rayonier is in compliance with the asset tests described above.
If we fail to remain qualified as a REIT, we may need to borrow funds or liquidate some investments or assets to pay any resulting additional tax liability. Accordingly, cash available for distribution to our shareholders would be reduced.
Certain of our business activities are potentially subject to prohibited transactions tax.
As a REIT, we will be subject to a 100% tax on any net income from “prohibited transactions.” In general, prohibited transactions are sales or other dispositions of property to customers in the ordinary course of business. Sales of logs, and dealer sales of timberlands or other real estate, constitute prohibited transactions unless the sale satisfies certain safe harbor provisions in the Code.
We intend to avoid the 100% prohibited transactions tax by complying with the prohibited transaction safe harbor provisions and conducting activities that would otherwise be prohibited transactions through one or more taxable REIT subsidiaries. We may not, however, always be able to identify timberland properties that become part of our “dealer” real estate sales business. Therefore, if we sell timberlands which we incorrectly identify as property not held for sale to customers in the ordinary course of business, we may be subject to the 100% prohibited transactions tax.
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

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.    PROPERTIES

The following table provides a breakdown of our timberland holdings as of September 30, 2018 and December 31, 2018:

(acres in 000s)	As of September 30, 2018			As of December 31, 2018
	Owned	Leased	Total	Owned	Leased	Total
Southern
Alabama	229	14	243	229	14	243
Arkansas	—	11	11	—	9	9
Florida	287	82	369	290	73	363
Georgia	620	82	702	622	81	703
Louisiana	129	—	129	129	—	129
Mississippi	67	—	67	67	—	67
Oklahoma	92	—	92	92	—	92
South Carolina	18	—	18	18	—	18
Tennessee	1	—	1	—	—	—
Texas	180	—	180	182	—	182
	1,623	189	1,812	1,629	177	1,806

Pacific Northwest
Oregon	61	—	61	61	—	61
Washington	316	1	317	316	1	317
	377	1	378	377	1	378

New Zealand (a)	179	228	407	178	230	408
Total	2,179	418	2,597	2,184	408	2,592

(a)
Represents legal acres owned and leased by the New Zealand subsidiary, in which Rayonier owns a 77% interest. As of December 31, 2018, legal acres in New Zealand were comprised of 289,000 plantable acres and 119,000 non-productive acres.

The following tables details changes in our portfolio of owned and leased timberlands by state from December 31, 2017 to December 31, 2018:

(acres in 000s)	Acres Owned
	December 31, 2017	Acquisitions	Sales	Other	December 31, 2018
Southern
Alabama	229	—	—	—	229
Florida	274	21	(10)	5	290
Georgia	622	2	(1)	(1)	622
Louisiana	144	—	(15)	—	129
Mississippi	67	—	—	—	67
Oklahoma	92	—	—	—	92
South Carolina	18	—	—	—	18
Tennessee	1	—	(1)	—	—
Texas	182	3	(3)	—	182
	1,629	26	(30)	4	1,629

Pacific Northwest
Oregon	61	—	—	—	61
Washington	316	—	—	—	316
	377	—	—	—	377

New Zealand (a)	179	—	—	(1)	178
Total	2,185	26	(30)	3	2,184

(a)	Represents legal acres owned by the New Zealand subsidiary, in which Rayonier has a 77% interest.

(acres in 000s)	Acres Leased
	December 31, 2017	New Leases	Sold/Expired Leases (a)	Other (b)	December 31, 2018
Southern
Alabama	14	—	—	—	14
Arkansas	11	—	(2)	—	9
Florida	83	—	(10)	—	73
Georgia	82	—	(1)	—	81
Louisiana	1	—	(1)	—	—
	191	—	(14)	—	177

Pacific Northwest
Washington	1	—	—	—	1

New Zealand (c)	231	4	(7)	2	230
Total	423	4	(21)	2	408

(a)	Includes acres previously under lease that have been harvested and activity for the relinquishment of leased acres.

(b)	Includes leased acres acquired by Rayonier and adjustments for land mapping reviews.

(c)	Represents legal acres leased by the New Zealand subsidiary, in which Rayonier has a 77% interest.

TIMBERLAND LEASES
U.S. timberland leases typically have initial terms of approximately 30 to 65 years, with renewal provisions in some cases. New Zealand timberland lease terms typically range between 30 and 99 years. New Zealand lease arrangements are generally comprised of Crown Forest Licenses (“CFLs”), forestry rights and land leases. A CFL is a license arrangement with the New Zealand government to use public or government-owned land to operate a commercial forest. CFLs generally extend indefinitely and may only be terminated upon a 35-year termination notice from the government. If no termination notice is given, the CFLs renew automatically each year for a one-year term. Alternatively, some CFLs extend for a specific term. Once a CFL is terminated, the Company may be able to obtain a forestry right from the subsequent owner. A forestry right is a license arrangement with a private entity or native tribal group to use their lands to operate a commercial forest. Forestry rights terminate either upon the issuance of a termination notice (which can last 35 to 45 years), completion of harvest, or a specified termination date.
As of December 31, 2018, the New Zealand subsidiary has two CFLs comprising 9,000 acres under termination notice that are currently being relinquished as harvest activities are concluding, as well as two fixed-term CFLs comprising 3,000 acres expiring in 2062. Additionally, the New Zealand subsidiary has two forestry rights comprising 35,000 acres under termination notice, terminating in 2028 and 2031.
The following table details the Company’s acres under lease as of December 31, 2018 by type of lease and estimated lease expiration:

(acres in 000s)			Lease Expiration
Location	Type of Lease	Total	2019-2028	2029-2038	2039-2048	Thereafter
Southern	Fixed Term	159	109	44	—	6
	Fixed Term with Renewal Option	18	18	—	—	—
Pacific Northwest	Fixed Term	1	1	—	—	—
New Zealand	CFL - Perpetual (a)	77	—	—	—	77
	CFL - Fixed Term (a)	3	—	—	—	3
	CFL - Terminating (a)	9	—	—	8	1
	Forestry Right (a)	125	26	17	6	76
	Fixed Term Land Leases	16	—	1	—	15
Total Acres under Long-term Leases		408	154	62	14	178

(a)	Estimated lease expiration / termination based on the earlier of: (1) the scheduled expiration / termination date, or (2) the estimated year of final harvest before such expiration / termination date.

The following table details the Company’s estimated leased acres, lease expirations and lease costs over the next five years:

(acres and dollars in 000s, except per acre amounts)
Location		2019	2020	2021	2022	2023
Southern
	Leased Acres Expiring	12	7	6	11	36
	Year-end Leased Acres	165	158	152	141	105
	Estimated Annual Lease Cost (a)	$5,188	$4,861	$4,842	$4,618	$4,117
	Average Lease Cost per Acre	$24.53	$24.78	$26.26	$27.47	$24.53
Pacific Northwest (b)
	Leased Acres Expiring	1	—	—	—	—
	Year-End Leased Acres	—	—	—	—	—
New Zealand
	Leased Acres Expiring	1	—	—	3	1
	Year-end Leased Acres	229	229	229	226	225
	Estimated Annual Lease Cost (a)(d)	$4,058	$4,044	$4,031	$4,031	$4,022
	Average Lease Cost per Acre (c)(d)	$24.67	$24.45	$23.66	$25.00	$25.00

(a)	Represents capitalized and expensed lease payments.

(b)	The 659-acre lease in the Pacific Northwest expires in 2019 and does not require a lease payment.

(c)	Excludes lump sum payments.

(d)	Translated using the year-end foreign exchange rate.

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
MARKET FOR THE REGISTRANT’S COMMON EQUITY
The Company’s common shares are publicly traded on the NYSE, the only exchange on which our shares are listed, under the trading symbol RYN. Shares of the Company have a $0.00 par value.
TAX CHARACTERISTICS OF DIVIDENDS
The table below summarizes the tax characteristics of the dividend paid to shareholders on a percentage basis for the three years ended December 31, 2018:

	2018	2017	2016
Total cash dividend per common share	$1.06	$1.00	$1.00
Tax characteristics:
Capital gain	100%	100%	100%
HOLDERS
There were approximately 5,657 shareholders of record of our common shares on February 15, 2019.
ISSUER REPURCHASES
In February 2016, the Board of Directors approved the repurchase of up to $100 million of Rayonier’s common shares (the “share repurchase program”) to be made at management’s and the Board of Directors’ discretion. The program has no time limit and may be suspended or discontinued at any time. There were no shares repurchased under this program in the fourth quarter of 2018. As of December 31, 2018, there was $99.3 million, or approximately 3,586,508 shares based on the period-end closing stock price of $27.69, remaining under the program.
In 1996, we began a common share repurchase program (the “anti-dilutive program”) to minimize the dilutive effect of our employee incentive stock plans on earnings per share. This program limits the number of shares that may be purchased each year to the greater of 1.5% of outstanding shares at the beginning of the year or the number of incentive shares issued to employees during the year. In October 2000, July 2003 and October 2011, our Board of Directors authorized the purchase of shares under the program totaling 2.1 million shares. The anti-dilutive program does not have an expiration date. There were no shares purchased under this program in the fourth quarter of 2018 and there were 3,869,621 shares available for purchase at December 31, 2018.
The following table provides information regarding our purchases of Rayonier common shares during the quarter ended December 31, 2018:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
October 1 to October 31	99	$30.68	—	7,456,129
November 1 to November 30	28	$31.17	—	7,456,129
December 1 to December 31	—	—	—	7,456,129
Total	127		—

(a)
Includes 127 common shares purchased in October and November from employees in non-open market transactions. The shares of stock were sold by employees of the Company in exchange for cash that was used to pay withholding taxes associated with the vesting of restricted stock awards under the Company’s stock incentive plan. The price per share surrendered is based on the closing price of the Company’s common shares on the respective vesting dates of the awards.

(b)	Maximum number of shares authorized to be purchased as of December 31, 2018 includes 3,869,621 under the anti-dilutive program and approximately 3,586,508 under the share repurchase program.

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

$180
$160
$140
$120
$100
$80
$60
Dec-13
Dec-14
Dec-15
Dec-16
Dec-17
Dec-18
Rayonier Inc.
S&P 500® Index
S&P® 1500 Real Estate Sector Index
S&P® Global Timber and Forestry Index

The data in the following table was used to create the above graph as of December 31:

	2013	2014	2015	2016	2017	2018
Rayonier Inc.	$100	$94	$78	$97	$120	$108
S&P 500® Index	100	114	115	129	157	150
S&P® Global Timber and Forestry Index	100	100	91	100	132	106
S&P® 1500 Real Estate Sector Index[1]	100	131	141	151	172	171

1 Based on constituents as of December 31, 2018 and excludes entities that were not publicly traded for the entire comparative period.

Item 6.	SELECTED FINANCIAL DATA
The following financial data should be read in conjunction with our Consolidated Financial Statements.

	At or For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(dollar amounts in millions, except per share data)
Profitability:
Sales (a)	$816.1	$819.6	$815.9	$568.8	$624.0
Operating income (b)	170.1	215.5	255.8	77.8	98.3
Income from continuing operations attributable to Rayonier Inc. (b)	102.2	148.8	212.0	46.2	55.9
Diluted earnings per common share from continuing operations	0.79	1.16	1.73	0.37	0.43

Financial Condition:
Total assets	$2,780.7	$2,858.5	$2,685.8	$2,315.9	$2,449.9
Total debt	972.6	1,025.4	1,061.9	830.6	748.3
Shareholders’ equity	1,654.6	1,693.0	1,496.9	1,361.7	1,575.2
Shareholders’ equity — per share	12.78	13.13	12.18	11.09	12.51

Cash Flows:
Cash provided by operating activities	$310.1	$256.3	$203.8	$177.2	$320.4
Cash used for investing activities (c)	132.9	235.3	235.0	149.5	258.9
Cash used for (provided by) for financing activities	193.7	6.9	(114.4)	116.5	161.4
Depreciation, depletion and amortization	144.1	127.6	115.1	113.7	120.0
Cash dividends paid	136.8	127.1	122.8	124.9	257.5
Dividends paid — per share	$1.06	$1.00	$1.00	$1.00	$2.03

Non-GAAP Financial Measures:
Adjusted EBITDA (d)
Southern Timber	$102.8	$91.6	$92.9	$101.0	$97.9
Pacific Northwest Timber	40.9	33.1	21.2	21.7	50.8
New Zealand Timber	90.8	85.1	56.5	27.1	40.9
Real Estate	123.4	95.5	86.6	76.7	53.5
Trading	1.0	4.6	2.0	1.2	1.7
Corporate and other	(21.1)	(19.4)	(19.4)	(19.6)	(31.3)
Total Adjusted EBITDA (d)	$337.7	$290.5	$239.7	$208.1	$213.5

Other:
Timberland and real estate acres — owned, leased, or managed, in millions of acres	2.6	2.6	2.7	2.7	2.7

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
Selected Operating Data:
Timber
Sales volume (thousands of tons)
Southern	5,718	5,314	5,317	5,492	5,296
Pacific Northwest	1,305	1,247	1,195	1,243	1,664
New Zealand Domestic	1,371	1,300	1,204	1,346	1,462
New Zealand Export	1,304	1,239	1,017	1,065	898
Total Sales Volume	9,698	9,100	8,733	9,146	9,320
Real Estate — acres sold
Improved Development	44	23	47	74	—
Unimproved Development	751	1,449	206	699	852
Rural	5,008	6,344	6,684	8,754	18,077
Non-Strategic / Timberlands	27,811	25,653	28,751	29,737	8,919
Large Dispositions (e)	—	49,599	92,434	—	19,556
Total Acres Sold	33,614	83,068	128,121	39,264	47,404

(a)	The 2017, 2016 and 2014 results included sales of $95.4 million, $207.3 million and $22.0 million, respectively, related to Large Dispositions.

(b)	The 2017, 2016 and 2014 results included a gain of $67.0 million, $143.9 million and $21.4 million, respectively, related to Large Dispositions.

(c)
Due to the adoption of ASU No. 2016-18, restricted cash is now included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown and therefore changes in restricted cash are no longer reported as investing activities. Prior period amounts have been restated to conform to current period presentation.

(d)
Adjusted EBITDA is a non-GAAP financial measure and is defined as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of land and improved development, non-operating income and expense, costs related to shareholder litigation, the gain on foreign currency derivatives, Large Dispositions, costs related to the spin-off of the Performance Fibers business, internal review and restatement costs and discontinued operations. A reconciliation of Adjusted EBITDA to Operating Income (Loss) and Net Income, respectively, is included in the following pages and Item 7 — Performance and Liquidity Indicators.

(e)
Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have a demonstrable premium relative to timberland value. Sales designated as Large Dispositions are excluded from our calculation of Adjusted EBITDA and CAD.

Reconciliation of Operating Income (Loss) by Segment to Adjusted EBITDA by Segment
(dollars in millions)

		Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and other	Total
2018
Operating income		$44.2	$8.1	$62.8	$76.2	$1.0	($22.3)	$170.1
Add:	Depreciation, depletion and amortization	58.6	32.8	28.0	23.6	—	1.2	144.1
Add:	Non-cash cost of land and improved development	—	—	—	23.6	—	—	23.6
Adjusted EBITDA		$102.8	$40.9	$90.8	$123.4	$1.0	($21.1)	$337.7
2017
Operating income		$42.2	$1.1	$57.6	$130.9	$4.6	($20.9)	$215.5
Add:	Depreciation, depletion and amortization	49.4	32.0	27.5	17.9	—	0.8	127.6
Add:	Non-cash cost of land and improved development	—	—	—	13.7	—	—	13.7
Add:	Costs related to shareholder litigation (a)	—	—	—	—	—	0.7	0.7
Less:	Large Dispositions	—	—	—	(67.0)	—	—	(67.0)
Adjusted EBITDA		$91.6	$33.1	$85.1	$95.5	$4.6	($19.4)	$290.5
2016
Operating income (loss)		$43.1	($4.0)	$33.0	$202.4	$2.0	($20.8)	$255.8
Add:	Depreciation, depletion and amortization	49.8	25.2	23.4	16.3	—	0.4	115.1
Add:	Non-cash cost of land and improved development	—	—	—	11.7	—	—	11.7
Less:	Costs related to shareholder litigation (a)	—	—	—	—	—	2.2	2.2
Add:	Gain on foreign currency derivatives (b)	—	—	—	—	—	(1.2)	(1.2)
Less:	Large Dispositions	—	—	—	(143.9)	—		(143.9)
Adjusted EBITDA		$92.9	$21.2	$56.5	$86.6	$2.0	($19.4)	$239.7
2015
Operating income		$46.7	$6.9	$1.6	$45.5	$1.2	($24.1)	$77.8
Add:	Depreciation, depletion and amortization	54.3	14.8	25.5	18.7	—	0.4	113.7
Add:	Non-cash cost of land and improved development	—	—	—	12.5	—	—	12.5
Less:	Costs related to shareholder litigation (a)	—	—	—	—	—	4.1	4.1
Adjusted EBITDA		$101.0	$21.7	$27.1	$76.7	$1.2	($19.6)	$208.1
2014
Operating income		$45.7	$29.5	$8.7	$48.3	$1.7	($35.6)	$98.3
Add:	Depreciation, depletion and amortization	52.2	21.3	32.2	13.4	—	0.9	120.0
Add:	Non-cash cost of land and improved development	—	—	—	13.2	—	—	13.2
Less:	Large Dispositions	—	—	—	(21.4)	—	—	(21.4)
Less:	Internal review and restatement costs	—	—	—	—	—	3.4	3.4
Adjusted EBITDA		$97.9	$50.8	$40.9	$53.5	$1.7	($31.3)	$213.5

(a)
Costs related to shareholder litigation include expenses incurred as a result of the shareholder derivative demands. See Note 10 — Contingencies. In addition, these costs include the costs associated with class action securities litigation brought against the Company in a case styled In re Rayonier Inc. Securities Litigation, filed in the United States District Court for the Middle District of Florida (Case No. 3:14-cv01395-RJC-JBT) and the Company’s response to a subpoena it received from the SEC in November 2014. In July 2016, the Division of Enforcement of the SEC notified the Company that it had concluded its investigation into the Company. In October 2017, the court entered orders approving the settlement of the class action securities litigation and dismissing the case against all defendants with prejudice.

(b)	The Company used foreign exchange derivatives to mitigate the risk of fluctuations in foreign exchange rates while awaiting the planned capital contribution to the New Zealand subsidiary.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE SUMMARY
OUR COMPANY
We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive softwood timber growing regions in the U.S. and New Zealand. Our revenues, operating income and cash flows are primarily derived from the following core business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate and Trading. We own or lease under long-term agreements approximately 2.2 million acres of timberland and real estate in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, Oklahoma, Oregon, South Carolina, Tennessee, Texas and Washington. We also have a 77% ownership interest in Matariki Forestry Group, a joint venture (“New Zealand subsidiary”), that owns or leases approximately 408,000 gross acres (289,000 net plantable acres) of timberlands in New Zealand.
Across our timberland management segments, we sell standing timber (primarily at auction to third parties) and delivered logs. Sales from our timber segments include all activities related to the harvesting of timber and other value-added activities such as the licensing of properties for hunting and the leasing of properties for mineral extraction and cell towers. We believe we are the second largest publicly-traded timberland REIT and the fifth largest private landowner in the United States. Our Real Estate business manages all property sales and seeks to maximize the value of our properties that are more valuable for development, recreational or residential uses than for growing timber, and opportunistically sells non-strategic timberlands. Our Trading segment, also part of the New Zealand subsidiary, markets and sells timber owned or acquired from third parties in New Zealand and Australia.
CURRENT YEAR DEVELOPMENTS
During 2018, we acquired approximately 30,000 acres of timberlands for $57.6 million. For additional information on acquisitions, see Note 3 — Timberland Acquisitions.
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
In 2018, pricing in the U.S. South remained relatively flat to prior year. In 2019, we anticipate pricing to improve modestly in certain southern markets driven by stronger overall demand in the U.S. South. Continued strong demand from both export and domestic markets drove increases in delivered sawtimber pricing in the Pacific Northwest for the first three quarters of the year with a significant decline in the fourth quarter driven by the implementation of tariffs on log exports to China in August as well as concern regarding a potential increase in Chinese tariffs in 2019. In 2019, we expect meaningfully lower average sawtimber prices driven by reduced export demand and market uncertainty regarding China tariffs in the Pacific Northwest. In New Zealand, export and domestic sawtimber pricing improved throughout the first half of the year followed by modest declines in the second half of the year due to market uncertainty regarding China tariffs. In 2019, we expect continued strong demand and pricing as Chinese customers seek supply from non-tariff countries will be offset by increased shipping and logging costs.
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
Significant assumptions and estimates are used in the recording of timber inventory and depletion costs. Factors that can impact timber volume include weather changes, losses due to natural causes, differences in actual versus estimated growth rates and changes in the age when timber is considered merchantable. A 3% company-wide change in estimated standing merchantable inventory would have caused an estimated change of approximately $3.7 million to 2018 depletion expense.
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
Acquisitions of timberland can also affect the depletion rate. Upon the acquisition of timberland, we make a determination whether to combine the newly-acquired merchantable timber with an existing depletion pool or to create a new pool. The determination is based on the geographic location of the new timber, the customers/markets that will be served and species mix. During 2018, we acquired 30,000 acres of timberlands in Florida, Georgia, Texas and New Zealand. These acquisitions did not have a material impact on 2018 depletion rates.
REVENUE RECOGNITION
See Note 1 - Summary of Significant Accounting Policies.
DETERMINING THE ADEQUACY OF PENSION AND OTHER POSTRETIREMENT BENEFIT ASSETS AND LIABILITIES
We have one qualified non-contributory defined benefit pension plan covering a portion of our employees and an unfunded plan that provides benefits in excess of amounts allowable under current tax law in the qualified plan. The qualified and unfunded plans are closed to new participants.
In 2018, we recognized $0.2 million of pension and postretirement benefit credit due to the expected return on plan assets offsetting interest costs and amortization of losses (gains). Numerous estimates and assumptions are required to determine the proper amount of pension and postretirement liabilities and annual expense to record in our financial statements. The key assumptions include discount rate, return on assets, health care cost trends, mortality rates and longevity of employees. Although there is authoritative guidance on how to select most of the assumptions, some degree of judgment is exercised in selecting these assumptions. Different assumptions, as well as actual versus expected results, would change the periodic benefit cost and funded status of the benefit plans recognized in the financial statements. Effective December 31, 2016, the Company froze benefits for all employees participating in the pension plans. See Note 15 — Employee Benefit Plans for additional information.

DEFERRED TAX ITEMS
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

RESULTS OF OPERATIONS
Summary of our results of operations for the three years ended December 31:

Financial Information (in millions)	2018	2017	2016
Sales
Southern Timber	$170.0	$144.5	$151.2
Pacific Northwest Timber	109.8	91.9	77.8
New Zealand Timber	249.0	223.3	176.0
Real Estate
Improved Development	8.4	6.3	1.7
Unimproved Development	8.6	16.4	5.5
Rural	22.7	18.6	18.8
Non-Strategic / Timberlands - U.S.	71.0	46.3	66.1
Non-Strategic / Timberlands - N.Z.	27.9	24.3	1.8
Large Dispositions	—	95.4	207.3
Total Real Estate	138.6	207.3	301.2
Trading	148.8	152.6	109.7
Total Sales	$816.1	$819.7	$815.9

Operating Income
Southern Timber	$44.2	$42.2	$43.1
Pacific Northwest Timber	8.1	1.1	(4.0)
New Zealand Timber	62.8	57.6	33.0
Real Estate (a)	76.2	130.9	202.4
Trading	1.0	4.6	2.0
Corporate and other	(22.3)	(20.9)	(20.8)
Operating Income	170.1	215.5	255.8
Interest Expense	(32.1)	(34.1)	(32.2)
Interest/Other Income (Expense)	4.6	1.9	(0.8)
Income Tax Expense	(25.3)	(21.8)	(5.0)
Net Income (a)	117.3	161.5	217.8
Less: Net Income Attributable to Noncontrolling Interest	(15.1)	(12.7)	(5.8)
Net Income Attributable to Rayonier Inc. (a)	$102.2	$148.8	$212.0

Adjusted EBITDA (b)
Southern Timber	$102.8	$91.6	$92.9
Pacific Northwest Timber	40.9	33.1	21.2
New Zealand Timber	90.8	85.1	56.5
Real Estate	123.4	95.5	86.6
Trading	1.0	4.6	2.0
Corporate and other	(21.1)	(19.4)	(19.4)
Total Adjusted EBITDA (b)	$337.7	$290.5	$239.7

(a)	The 2017 and 2016 results included $67.0 million and $143.9 million related to Large Dispositions, respectively.

(b)	Adjusted EBITDA is a non-GAAP measure defined and reconciled at Item 6 — Selected Financial Data.

Southern Timber Overview	2018	2017	2016
Sales Volume (in thousands of tons)
Pine Pulpwood	3,444	3,103	3,376
Pine Sawtimber	2,034	1,933	1,587
Total Pine Volume	5,478	5,036	4,963
Hardwood	240	278	354
Total Volume	5,718	5,314	5,317

Percentage Delivered Sales	30%	22%	27%
Percentage Stumpage Sales	70%	78%	73%

Net Stumpage Prices (dollars per ton)
Pine Pulpwood	$16.20	$16.14	$17.76
Pine Sawtimber	25.59	25.64	26.76
Weighted Average Pine	$19.69	$19.79	$20.64
Hardwood	12.27	12.58	13.91
Weighted Average Total	$19.37	$19.41	$20.18

Summary Financial Data (in millions of dollars)
Timber Sales	$143.9	$122.6	$132.9
Less: Cut, Haul & Freight	(33.1)	(19.5)	(25.6)
Net Stumpage Sales	$110.8	$103.1	$107.3

Non-Timber Sales	$26.1	$21.9	$18.3
Total Sales	$170.0	$144.5	$151.2

Operating Income	$44.2	$42.2	$43.1
(+) Depreciation, depletion and amortization	58.6	49.4	49.8
Adjusted EBITDA (a)	$102.8	$91.6	$92.9

Other Data
Year-End Acres (in thousands)	1,807	1,820	1,849

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled at Item 6 — Selected Financial Data.

Pacific Northwest Timber Overview	2018	2017	2016
Sales Volume (in thousands of tons)
Pulpwood	299	276	319
Sawtimber	1,007	971	876
Total Volume	1,305	1,247	1,195

Sales Volume (converted to MBF)
Pulpwood	28,307	25,973	30,200
Sawtimber	132,795	125,577	114,091
Total Volume	161,102	151,550	144,291

Percentage Delivered Sales	86%	83%	91%
Percentage Sawtimber Sales	77%	78%	73%

Delivered Log Pricing (in dollars per ton)
Pulpwood	$47.82	$40.62	$41.97
Sawtimber	96.24	84.55	73.44
Weighted Average Log Price	$84.29	$73.89	$64.68

Summary Financial Data (in millions of dollars)
Timber Sales	$106.5	$88.7	$75.2
Less: Cut and Haul	(44.9)	(36.7)	(34.7)
Net Stumpage Sales	$61.5	$52.0	$40.5

Non-Timber Sales	$3.4	$3.2	$2.6
Total Sales	$109.8	$91.9	$77.8

Operating Income (Loss)	$8.1	$1.1	($4.0)
(+) Depreciation, depletion and amortization	32.8	32.0	25.2
Adjusted EBITDA (a)	$40.9	$33.1	$21.2

Other Data
Year-End Acres (in thousands)	378	378	378
Sawtimber (in dollars per MBF) (b)	$725	$665	$566
Estimated Percentage of Export Volume	23%	26%	24%

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled at Item 6 — Selected Financial Data.

(b)	Delivered sawtimber excluding chip-n-saw.

New Zealand Timber Overview	2018	2017	2016
Sales Volume (in thousands of tons)
Domestic Pulpwood (Delivered)	507	448	374
Domestic Sawtimber (Delivered)	864	852	820
Export Pulpwood (Delivered)	94	106	85
Export Sawtimber (Delivered)	1,210	1,133	932
Stumpage	—	—	10
Total Volume	2,675	2,539	2,221

Delivered Log Pricing (in dollars per ton)
Domestic Pulpwood	$37.00	$33.84	$31.75
Domestic Sawtimber	$83.29	$81.12	$72.68
Export Sawtimber	$117.03	$112.74	$98.32
Weighted Average Log Price	$90.44	$87.61	$76.88

Summary Financial Data (in millions of dollars)
Timber Sales	$241.9	$222.5	$170.7
Less: Cut and Haul	(85.9)	(80.6)	(70.9)
Less: Port and Freight Costs	(49.5)	(39.7)	(28.0)
Net Stumpage Sales	$106.5	$102.2	$71.8

Non-Timber Sales / Carbon Credits	7.1	0.8	5.3
Total Sales	$249.0	$223.3	$176.0

Operating Income	$62.8	$57.6	$33.0
(+) Depreciation, depletion and amortization	28.0	27.5	23.4
Adjusted EBITDA (a)	$90.8	$85.1	$56.5

Other Data
New Zealand Dollar to U.S. Dollar Exchange Rate (b)	0.6935	0.7108	0.6971
Net Plantable Year-End Acres (in thousands)	289	293	299
Export Sawtimber (in dollars per JAS m3)	$136.07	$131.08	$114.27
Domestic Sawtimber (in $NZD per tonne)	$132.22	$125.43	$114.54

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled at Item 6 — Selected Financial Data.

(b)	Represents the average of the month-end exchange rates for each year.

Real Estate Overview	2018	2017	2016
Sales (in millions of dollars)
Improved Development (a)	$8.4	$6.3	$1.7
Unimproved Development	8.6	16.4	5.5
Rural	22.7	18.6	18.8
Non-Strategic / Timberlands - U.S.	71.0	46.3	66.1
Non-Strategic / Timberlands - N.Z.	27.9	24.3	1.8
Large Dispositions (b)	—	95.4	207.3
Total Sales	$138.6	$207.3	$301.2

Acres Sold
Improved Development (a)	44	23	47
Unimproved Development	751	1,449	206
Rural	5,008	6,344	6,684
Non-Strategic / Timberlands - U.S.	22,815	16,007	28,743
Non-Strategic / Timberlands - N.Z. (c)	4,996	9,645	9
Large Dispositions (b)	—	49,599	92,434
Total Acres Sold	33,614	83,068	128,121

Price per Acre (dollars per acre)
Improved Development (a)	$189,154	$296,550	$37,353
Unimproved Development	11,486	11,318	26,959
Rural	4,530	2,937	2,794
Non-Strategic / Timberlands - U.S.	3,110	2,891	2,301
Non-Strategic / Timberlands - N.Z. (d)	5,588	2,520	3,761
Large Dispositions (b)	—	1,922	2,242
Weighted Average (Total) (e)	$4,121	$3,362	$2,632
Weighted Average (Adjusted) (f)	$3,878	$3,158	$2,587

Total Sales (Excluding Large Dispositions)	$138.6	$111.9	$93.9

Operating Income	$76.2	$130.9	$202.4
(+) Depreciation, depletion and amortization - U.S.	19.1	9.0	16.3
(+) Depreciation, depletion and amortization - N.Z.	4.5	8.9	—
(+) Non-cash cost of land and improved development - U.S.	23.6	13.6	9.9
(+) Non-cash cost of land and improved development - N.Z.	—	0.1	1.8
(–) Large Dispositions (b)	—	(67.0)	(143.9)
Adjusted EBITDA (g)	$123.4	$95.5	$86.6

(a)
Reflects land with capital invested in infrastructure improvements. Sales for the year ended December 31, 2017 are presented net of $0.6 million of deferred revenue adjustments due to remaining performance obligations. Price per acre is calculated on gross sales of $6.9 million for the year ended December 31, 2017.

(b)
Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have a demonstrable premium relative to timberland value. In 2017, the Company completed two dispositions of approximately 50,000 total acres for a combined sales price and gain of approximately $95.4 million and $67.0 million, respectively. In 2016, the Company completed two dispositions of approximately 92,000 total acres for a combined sales price and gain of approximately $207.3 million and $143.9 million, respectively.

(c)	New Zealand Non-Strategic / Timberlands represents productive acres.

(d)	2016 New Zealand Non-Strategic / Timberlands price per acre excludes the impact related to the relinquishment of a forestry right.

(e)	Excludes Large Dispositions.

(f)	Excludes Improved Development and Large Dispositions.

(g)	Adjusted EBITDA is a non-GAAP measure defined and reconciled at Item 6 — Selected Financial Data.

Capital Expenditures By Segment	2018	2017	2016
Timber Capital Expenditures (in millions of dollars)
Southern Timber
Reforestation, silvicultural and other capital expenditures	$20.0	$17.9	$19.2
Property taxes	6.6	8.1	5.0
Lease payments	4.6	4.8	5.2
Allocated overhead	4.2	3.7	4.2
Subtotal Southern Timber	$35.4	$34.5	$33.6
Pacific Northwest Timber
Reforestation, silvicultural and other capital expenditures	6.2	7.3	5.8
Property taxes	0.8	0.9	0.7
Allocated overhead	2.4	2.0	1.5
Subtotal Pacific Northwest Timber	$9.3	$10.2	$8.0
New Zealand Timber
Reforestation, silvicultural and other capital expenditures	9.7	9.1	8.6
Property taxes	0.7	0.7	0.6
Lease payments	4.1	4.4	4.2
Allocated overhead	2.8	2.9	2.6
Subtotal New Zealand Timber	$17.3	$17.1	$16.0
Total Timber Segments Capital Expenditures	$62.0	$61.8	$57.6
Real Estate	0.3	1.3	0.3
Corporate	—	2.2	0.8
Total Capital Expenditures	$62.3	$65.3	$58.7

Timberland Acquisitions
Southern Timber	$45.9	$220.0	$104.0
Pacific Northwest Timber	—	1.5	262.5
New Zealand Timber	11.7	21.4	—
Total Timberland Acquisitions	$57.6	$242.9	$366.5

Real Estate Development Investments	$9.5	$15.8	$8.7
Rayonier Office Building	—	$6.1	$6.3

RESULTS OF OPERATIONS, 2018 VERSUS 2017
(millions of dollars)
The following tables summarize sales, operating income and Adjusted EBITDA variances for 2018 versus 2017:

Sales	Southern Timber		Pacific Northwest Timber		New Zealand Timber	Real Estate		Trading	Total
2017	$144.5		$91.9		$223.3	$207.3		$152.6	$819.6
Volume	7.9		2.4		11.5	0.6		(10.2)	12.2
Price	(0.3)		7.1		10.0	25.5		7.0	49.3
Non-timber sales	4.3		0.2		6.3	—		(0.6)	10.2
Foreign exchange (a)	—		—		(2.1)	—		—	(2.1)
Other	13.6	(b)	8.2	(b)	—	(94.8)	(c)	—	(73.1)
2018	$170.0		$109.8		$249.0	$138.6		$148.8	$816.1

(a)	Net of currency hedging impact.

(b)	Includes variance due to stumpage versus delivered sales.

(c)	Real Estate includes $95.4 million of sales from Large Dispositions in 2017, offset by $0.6 million of deferred revenue in 2017.

Operating Income	Southern Timber	Pacific Northwest Timber	New Zealand Timber		Real Estate		Trading	Corporate and Other	Total
2017	$42.2	$1.1	$57.6		$130.9		$4.6	($20.9)	$215.5
Volume	4.1	0.6	4.0		0.2		—	—	8.9
Price	(0.3)	7.1	(1.3)		25.5		—	—	31.0
Cost	(0.4)	(1.6)	(1.9)		1.4		(3.6)	(1.0)	(7.1)
Non-timber income	4.2	0.2	5.9		—		—	—	10.3
Foreign exchange (a)	—	—	(1.2)		—		—	—	(1.2)
Depreciation, depletion & amortization	(5.6)	0.7	0.1		(5.5)		—	(0.4)	(10.7)
Non-cash cost of land and improved development	—	—	—		(9.3)		—	—	(9.3)
Other	—	—	(0.4)	(b)	(67.0)	(c)	—	—	(67.4)
2018	$44.2	$8.1	$62.8		$76.2		$1.0	($22.3)	$170.1

(a)	Net of currency hedging impact.

(b)	New Zealand Timber includes $0.4 million from a settlement received in 2017.

(c)	Real Estate includes $67.0 million million of operating income from two Large Dispositions in 2017.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber		Real Estate		Trading	Corporate and Other	Total
2017	$91.6	$33.1	$85.1		$95.5		$4.6	($19.4)	$290.5
Volume	7.7	2.1	5.3		0.4		—	—	15.5
Price	(0.3)	7.1	(1.3)		25.5		—	—	31.0
Cost	(0.4)	(1.6)	(1.9)		1.4		(3.6)	(1.7)	(7.8)
Non-timber income	4.2	0.2	5.9		—		—	—	10.3
Foreign exchange (b)	—	—	(1.9)		—		—	—	(1.9)
Other	—	—	(0.4)	(c)	0.6	(d)	—	—	0.2
2018	$102.8	$40.9	$90.8		$123.4		$1.0	($21.1)	$337.7

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled at Item 6 — Selected Financial Data.

(b)	Net of currency hedging impact.

(c)	New Zealand Timber includes $0.4 million of operating income from a settlement received in 2017.

(d)	Real Estate includes $0.6 million of deferred revenue in 2017.

SOUTHERN TIMBER
Full-year sales of $170.0 million increased $25.5 million, or 18%, versus the prior year. This increase in sales includes a $4.3 million increase in non-timber sales versus the prior year. Harvest volumes increased 8% to 5.72 million tons in the current year versus 5.31 million tons in the prior year. Average pine sawtimber and pulpwood stumpage prices of $25.59 per ton and $16.20 per ton, respectively, were relatively flat to the prior year.
Operating income of $44.2 million increased $2.0 million versus the prior year due to favorable volumes ($4.1 million), higher non-timber income ($4.2 million), partially offset by higher depletion rates ($5.6 million), higher costs ($0.4 million), and modestly lower prices ($0.3 million) due to product mix. Full-year Adjusted EBITDA of $102.8 million was $11.2 million above the prior year.
PACIFIC NORTHWEST TIMBER
Full-year sales of $109.8 million increased $17.9 million, or 19%, versus the prior year. Included in this increase is a $0.2 million increase in non-timber sales versus the prior year. Harvest volumes increased 5% to 1.31 million tons versus 1.25 million tons in the prior year as demand for timber was strong in the Pacific Northwest during the first three quarters of the year. Average delivered sawtimber prices increased 14% to $96.24 per ton versus $84.55 per ton in the prior year, while average delivered pulpwood prices increased 18% to $47.82 per ton versus $40.62 per ton in the prior year. Sawtimber prices reflected strong export and domestic sawtimber markets for most of the year before market conditions deteriorated in the fourth quarter due to tariffs on log exports to China.The increase in average pulpwood prices was due to species mix and a decrease in supply of wood chip residuals from sawmills.
Operating income of $8.1 million versus $1.1 million in the prior year was primarily due to higher prices ($7.1 million), higher volumes ($0.6 million), lower depletion rates ($0.7 million), and higher non-timber income ($0.2 million), partially offset by unfavorable costs ($1.6 million). Full-year Adjusted EBITDA of $40.9 million was $7.8 million above the prior year.
NEW ZEALAND TIMBER
Full-year sales of $249.0 million increased $25.7 million, or 12%, versus the prior year. This increase in sales includes a $6.3 million increase in non-timber/carbon credit sales versus the prior year. Harvest volumes increased 5% to 2.68 million tons versus 2.54 million tons in the prior year due to incremental volume from recent acquisitions. Average delivered prices for export sawtimber increased 4% to $117.03 per ton versus $112.74 per ton in the prior year, while average delivered prices for domestic sawtimber increased 3% to $83.29 per ton versus $81.12 in the prior year. The increase in export sawtimber prices was primarily due to stronger demand from China, while the increase in domestic sawtimber prices (in U.S. dollar terms) was driven primarily by stronger local demand for construction materials, partially offset by a modest decline in the NZ$/US$ exchange rate (US$0.69 per NZ$1.00 versus US$0.71 per NZ$1.00). Excluding the impact of foreign exchange rates, domestic sawtimber prices increased 5% from the prior year.
Operating income of $62.8 million increased $5.2 million versus the prior year due to higher non-timber and carbon credit income ($5.9 million), higher volumes ($4.0 million), and lower depletion rates ($0.1 million), which were partially offset by higher forest management costs ($1.9 million), lower prices ($1.3 million), unfavorable foreign exchange impacts ($1.2 million) and a settlement received in 2017 ($0.4 million). Full-year Adjusted EBITDA of $90.8 million was $5.7 million above the prior year.
REAL ESTATE
Full-year sales of $138.6 million decreased $68.8 million versus the prior year, while operating income of $76.2 million decreased $54.6 million versus the prior year. Full-year 2017 sales and operating income include $95.4 million and $67.0 million, respectively, from Large Dispositions. Sales and operating income decreased primarily due to lower volumes (33,614 acres sold versus 83,068 acres sold in the prior year), partially offset by higher weighted average prices ($4,121 per acre versus $2,502 per acre in the prior year). Full-year Adjusted EBITDA of $123.4 million was $27.9 million above the prior year.
TRADING
Full-year sales of $148.8 million decreased $3.8 million versus the prior year due to lower volumes, partially offset by higher prices. Sales volumes decreased 7% to 1.31 million tons versus 1.41 million tons in the prior year period. Average prices increased 5% to $112.96 per ton versus $107.60 per ton in the prior year primarily due to stronger demand from China. Operating income of $1.0 million decreased $3.6 million versus the prior year.

CORPORATE AND OTHER EXPENSE/ELIMINATIONS
Full-year corporate and other operating expense of $22.3 million increased $1.4 million versus the prior year due to higher selling, general and administrative costs ($1.7 million), higher depreciation expense ($0.4 million). These increases were partially offset by lower costs related to shareholder litigation ($0.7 million).
INTEREST EXPENSE
Full-year interest expense of $32.1 million decreased $2.0 million versus the prior year period due to lower average outstanding debt versus the prior year period.
INTEREST AND MISCELLANEOUS INCOME (EXPENSE), NET
Other non-operating income was $4.6 million in 2018 versus income of $1.9 million in 2017. The 2018 results were comprised of favorable mark-to-market adjustments on foreign currency exchange contracts related to shareholder distributions from the New Zealand subsidiary, interest income and net periodic pension credits.
INCOME TAX EXPENSE
Full-year income tax expense of $25.2 million increased $3.6 million versus the prior year period. The increase in income tax expense versus the prior year was due to improved results from the New Zealand subsidiary, which is the primary driver of income tax expense.

OUTLOOK FOR 2019
In 2019, we expect to achieve harvest volumes in our Southern Timber segment of 6.2 to 6.3 million tons, while we expect modest pricing improvements in certain regions driven by stronger overall demand.
In our Pacific Northwest Timber segment, we expect to achieve harvest volumes of 1.3 to 1.4 million tons, while we expect meaningfully lower average sawtimber prices driven by reduced export demand and market uncertainty regarding China tariffs.
In our New Zealand Timber segment, we expect to achieve harvest volumes of 2.7 to 2.8 million tons, while we expect continued strong demand and pricing as Chinese customers seek supply from non-tariff countries, which we expect will be offset by increased shipping and logging costs.
In our Real Estate segment, we remain focused on opportunistically unlocking the long-term value of our HBU development and rural property portfolio, and thus continue to expect that period-to-period results will be uneven. Following outsized Real Estate results in 2018, we currently anticipate more normalized transaction activity in 2019.
Our 2019 outlook is subject to a number of variables and uncertainties, including those discussed at Item 1A — Risk Factors.

RESULTS OF OPERATIONS, 2017 VERSUS 2016
(millions of dollars)
The following tables summarize the sales, operating income and Adjusted EBITDA variances for 2017 versus 2016:

Sales	Southern Timber		Pacific Northwest Timber		New Zealand Timber	Real Estate		Trading	Total
2016	$151.2		$77.8		$176.0	$301.2		$109.7	$815.9
Volume	(0.1)		1.8		24.6	(5.8)		25.5	46.0
Price	(4.2)		9.7		26.3	24.4		17.4	73.6
Non-timber sales	3.6		0.6		(4.7)	—		—	(0.5)
Foreign exchange (a)	—		—		1.1	—		—	1.1
Other (b)	(6.0)	(b)	2.0	(b)	—	(112.5)	(c)	—	(116.5)
2017	$144.5		$91.9		$223.3	$207.3		$152.6	$819.7

(a)	Net of currency hedging impact.

(b)	Includes variance due to stumpage versus delivered sales.

(c)	Real Estate includes $95.4 million of sales from Large Dispositions in 2017, offset by $207.3 million of sales from Large Dispositions in 2016 and $0.6 million of deferred revenue in 2017.

Operating Income	Southern Timber	Pacific Northwest Timber	New Zealand Timber		Real Estate		Trading	Corporate and Other	Total
2016	$43.1	($4.0)	$33.0		$202.4		$2.0	($20.8)	$255.8
Volume	(0.2)	0.4	7.2		(3.9)		—	—	3.5
Price	(4.2)	9.7	20.3		24.4		—	—	50.2
Cost	0.6	0.3	(1.2)		(0.5)		2.6	0.3	2.1
Non-timber income	2.4	0.4	(4.1)		—		—	—	(1.3)
Foreign exchange (a)	—	—	2.5		—		—	—	2.5
Depreciation, depletion & amortization	0.5	(5.7)	(0.5)		(2.6)		—	(0.4)	(8.7)
Non-cash cost of land and real estate sold	—	—	—		(2.7)		—	—	(2.7)
Other (b)	—	—	0.4	(b)	(86.2)	(c)	—	—	(85.8)
2017	$42.2	$1.1	$57.6		$130.9		$4.6	($20.9)	$215.5

(a)	Net of currency hedging impact.

(b)	New Zealand Timber includes $0.4 million from a settlement received in 2017.

(c)
Real Estate included $67.0 million of operating income from two Large Dispositions in 2017, offset by $0.6 million of deferred operating income in 2017, $143.9 million of operating income from Large Dispositions in 2016 and receipt of $8.7 million in deferred payments with respect to prior land sales.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber		Real Estate		Trading	Corporate and Other	Total
2016	$92.9	$21.2	$56.5		$86.6		$2.0	($19.4)	$239.7
Volume	(0.1)	1.5	10.3		(5.7)		—	—	6.0
Price	(4.2)	9.7	20.3		24.4		—	—	50.2
Cost	0.6	0.3	(1.2)		(0.5)		2.6	—	1.8
Non-timber income	2.4	0.4	(4.1)		—		—	—	(1.3)
Foreign exchange (b)	—	—	2.9		—		—	—	2.9
Other	—	—	0.4	(c)	(9.3)	(d)	—	—	(8.9)
2017	$91.6	$33.1	$85.1		$95.5		$4.6	($19.4)	$290.5

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled at Item 6 — Selected Financial Data.

(b)	Net of currency hedging impact.

(c)	New Zealand Timber includes $0.4 million of operating income from a settlement received in 2017.

(d)	Real Estate includes $0.6 million of deferred revenue in 2017 and receipt of $8.7 million in deferred payments in 2016 with respect to prior land sales.
SOUTHERN TIMBER
Full-year 2017 sales of $144.5 million decreased $6.7 million, or 4%, versus the prior year. This decrease in sales includes a $3.6 million increase in non-timber sales versus the prior year. Harvest volumes were relatively flat at 5.31 million tons versus 5.32 million tons in the prior year. Average pine sawtimber stumpage prices decreased 4% to $25.64 per ton versus $26.76 per ton in the prior year, while average pine pulpwood stumpage prices decreased 9% to $16.14 per ton versus $17.76 per ton in the prior year. The modest decrease in average sawtimber prices was driven by lower demand in the Gulf states as well as geographic mix due to hurricanes affecting the ability to harvest volume in one of the Company’s higher-priced sawtimber regions. The decrease in average pulpwood prices was due to salvage volume from the West Mims fire and increased supply as a result of extended dry weather along the east coast during the first half of the year. Overall, weighted-average stumpage prices (including hardwood) decreased 4% to $19.41 per ton versus $20.18 per ton in the prior year.
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

PACIFIC NORTHWEST TIMBER
Full-year 2017 sales of $91.9 million increased $14.1 million, or 18%, versus the prior year. Included in this increase is a $0.6 million increase in non-timber sales versus the prior year. Harvest volumes increased 4% to 1.25 million tons versus 1.20 million tons in the prior year. Average delivered sawtimber prices increased 15% to $84.55 per ton versus $73.44 per ton in the prior year, while average delivered pulpwood prices decreased 3% to $40.62 per ton versus $41.97 per ton in the prior year. The increase in average sawtimber prices was due to stronger domestic and export sawtimber markets as well as a more favorable species mix. The decrease in average pulpwood prices was due to an increase in volume from a lower-priced region and an increase in the availability of wood chip residuals from lumber mills, which in turn reduced the demand for pulpwood logs.
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
NEW ZEALAND TIMBER
Full-year 2017 sales of $223.3 million increased $47.3 million, or 27%, versus the prior year. This increase in sales includes a $4.7 million decrease in non-timber sales versus the prior year. Harvest volumes increased 14% to 2.54 million tons versus 2.22 million tons in the prior year due to incremental volume from recent acquisitions. Average delivered prices for export sawtimber increased 15% to $112.74 per ton versus $98.32 per ton in the prior year, while average delivered prices for domestic sawtimber increased 12% to $81.12 per ton versus $72.68 in the prior year. The increase in export sawtimber prices was primarily due to stronger demand from China, while the increase in domestic sawtimber prices (in U.S. dollar terms) was driven primarily by stronger local demand for construction materials and a modest rise in the NZ$/US$ exchange rate (US$0.71 per NZ$1.00 versus US$0.70 per NZ$1.00). Excluding the impact of foreign exchange rates, domestic sawtimber prices increased 10% from the prior year.
Operating income of $57.6 million increased $24.6 million versus the prior year due to higher prices ($20.3 million), higher volumes ($7.2 million), favorable foreign exchange impacts ($2.5 million) and higher other income ($0.4 million), which were partially offset by lower carbon sales ($4.1 million), higher forest management costs ($1.2 million) and higher depletion rates ($0.5 million). Full-year Adjusted EBITDA of $85.1 million was $28.6 million above the prior year.
REAL ESTATE
Full-year 2017 sales of $207.3 million decreased $93.9 million versus the prior year, while operating income of $130.9 million decreased $71.5 million versus the prior year. Full-year sales and operating income include $95.4 million and $67.0 million, respectively, from Large Dispositions in 2017 and $207.3 million and $143.9 million in the prior year. Sales and operating income decreased primarily due to lower volumes (83,068 acres sold versus 128,121 acres sold in the prior year), partially offset by higher weighted average prices ($2,502 per acre versus $2,351 per acre in the prior year). Full-year operating income also decreased due to the receipt of $8.7 million in deferred payments in 2016 with respect to prior land sales. Full-year Adjusted EBITDA of $95.5 million was $8.9 million above the prior year.
TRADING
Full-year 2017 sales of $152.6 million increased $42.9 million versus the prior year due to higher volumes and prices. Sales volumes increased 24% to 1.41 million tons versus 1.14 million tons in the prior year due to increased volume from existing suppliers and stumpage blocks purchased from third-parties, coupled with improving export market demand. Average prices increased 13% to $107.60 per ton versus $95.22 per ton in the prior year primarily due to stronger demand from China. Operating income of $4.6 million increased $2.6 million versus the prior year.
CORPORATE AND OTHER EXPENSE/ELIMINATIONS
Full-year 2017 corporate and other operating expense of $20.9 million increased $0.1 million versus the prior year due to higher depreciation expense ($0.4 million), the prior year gain on foreign currency derivatives ($1.2 million), higher selling, general and administrative costs ($0.2 million) and a reduction in overhead costs historically allocated to operating segments ($4.1 million) as a result of pension and organizational changes made in the fourth quarter of 2016. These increases were partially offset by lower costs related to shareholder litigation ($1.5 million), the prior year transaction costs related to the Menasha acquisition ($1.0 million), and lower pension costs ($3.3 million).

INTEREST EXPENSE
Interest expense of $34.1 million in 2017 increased $1.9 million versus the prior year period due to higher average outstanding debt versus the prior year period.
INTEREST AND MISCELLANEOUS INCOME (EXPENSE), NET
Other non-operating income was $1.9 million in 2017 versus expense of $0.8 million in 2016. The 2016 results were comprised of unfavorable mark-to-market adjustments on New Zealand subsidiary interest rate swaps.
INCOME TAX (EXPENSE) BENEFIT
Full-year 2017 income tax expense of $21.8 million increased $16.8 million versus the prior year period. The increase in income tax expense versus the prior year was due to improved results from the New Zealand subsidiary, which is the primary driver of income tax expense.

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
SUMMARY OF LIQUIDITY AND FINANCING COMMITMENTS

	As of December 31,
(in millions of dollars)	2018	2017	2016
Cash and cash equivalents	$148.4	$112.7	$85.9
Total debt (a)	975.0	1,028.4	1,065.5
Shareholders’ equity	1,654.6	1,693.0	1,496.9
Net Income Attributable to Rayonier Inc.	102.2	148.8	212.0
Adjusted EBITDA (b)	337.7	290.5	239.7
Total capitalization (total debt plus equity)	2,629.6	2,721.4	2,562.4
Debt to capital ratio	37%	38%	42%
Debt to Adjusted EBITDA (b)	2.9	3.5	4.4
Net debt to Adjusted EBITDA (b)(c)	2.4	3.2	4.1
Net debt to enterprise value (c)(d)	19%	18%	23%

(a)	Total debt as of December 31, 2018, 2017 and 2016 is presented gross of deferred financing costs of $2.4 million, $3.0 million and $3.6 million, respectively.

(b)	For a reconciliation of Adjusted EBITDA to net income see Management’s Discussion and Analysis of Financial Condition and Results of Operations—Performance and Liquidity Indicators.

(c)	Net debt is calculated as total debt less cash and cash equivalents.

(d)	Enterprise value is calculated as the number of shares outstanding multiplied by the Company’s share price, plus net debt, at December 31, 2018.

LIQUIDITY FACILITIES
See Note 5 — Debt for information on liquidity facilities and other outstanding debt, as well as for information on covenants that must be met in connection with our Senior Notes, Term Credit Agreement, Incremental Term Loan Agreement and the Revolving Credit Facility.

CASH FLOWS
The following table summarizes our cash flows from operating, investing and financing activities for each of the three years ended December 31 (in millions of dollars):

	2018	2017	2016
Total cash provided by (used for):
Operating activities	$310.1	$256.3	$203.8
Investing activities	(132.9)	(235.3)	(235.0)
Financing activities	(193.7)	(6.9)	114.4
Effect of exchange rate changes on cash	0.6	0.6	(0.9)
Change in cash, cash equivalents and restricted cash	($15.9)	$14.7	$82.3
CASH PROVIDED BY OPERATING ACTIVITIES
Cash provided by operating activities increased $53.8 million versus the prior year due to favorable operating results.
CASH USED FOR INVESTING ACTIVITIES
Cash used for investing activities decreased $102.4 million versus the prior year primarily due to a $90.1 million decrease in cash used for acquisitions (net of proceeds from Large Dispositions), a $6.3 million decrease in real estate development investments, a $6.1 million decrease in the construction costs on the Rayonier office building and a $3.0 million decrease in capital expenditures.
CASH USED FOR FINANCING ACTIVITIES
Cash used for financing activities in 2018 reflects dividend payments of $136.8 million, net repayments of $53.4 million in debt, $11.2 million of distributions to the minority shareholder, offset by $8.6 million of proceeds from the issuance of common stock under the incentive stock plan.
RESTRICTED CASH
See Note 19 — Restricted Cash for further information regarding funds deposited with a third-party intermediary.
CREDIT RATINGS
Both our ability to obtain financing and the related costs of borrowing are affected by our credit ratings, which are periodically reviewed by the rating agencies. As of December 31, 2018, our credit ratings from S&P and Moody’s were “BBB-” and “Baa3,” respectively, with both services listing our outlook as “Stable.”
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
EXPECTED 2019 EXPENDITURES
Capital expenditures in 2019 are forecasted to be between $65 million and $69 million, excluding any strategic timberland acquisitions we may make. Capital expenditures are expected to be primarily comprised of seedling planting, fertilization and other silvicultural activities, property taxes, lease payments, allocated overhead and other capitalized costs. Aside from capital expenditures, we may also acquire timberland as we actively evaluate acquisition opportunities.
Real estate development investments in 2019 are expected to be between $8 million and $11 million, net of anticipated reimbursements from community development bonds. Expected real estate development investments are primarily related to Wildlight, our mixed-use community development project located north of Jacksonville, Florida at the interchange of I-95 and State Road A1A.
Our 2019 dividend payments are expected to be approximately $140 million assuming no change in the quarterly dividend rate of $0.27 per share or material changes in the number of shares outstanding.
Future share repurchases, if any, will depend on the Company’s liquidity and cash flow, as well as general market conditions and other considerations including capital allocation priorities.

We made $2.7 million of required pension contributions in 2018. We have approximately $1.4 million of pension contribution requirements in 2019 and may make discretionary contributions in the future.
Cash income tax payments in 2019 are expected to be approximately $3 million, primarily due to the New Zealand subsidiary.

PERFORMANCE AND LIQUIDITY INDICATORS
The discussion below is presented to enhance the reader’s understanding of our operating performance, liquidity, ability to generate cash and satisfy rating agency and creditor requirements. This information includes two measures of financial results: Adjusted Earnings before Interest, Taxes, Depreciation, Depletion and Amortization (“Adjusted EBITDA”), and Cash Available for Distribution (“CAD”). These measures are not defined by Generally Accepted Accounting Principles (“GAAP”) and the discussion of Adjusted EBITDA and CAD is not intended to conflict with or change any of the GAAP disclosures described above. Management considers these measures to be important to estimate the enterprise and shareholder values of the Company as a whole and of its core segments, and for allocating capital resources. In addition, analysts, investors and creditors use these measures when analyzing our operating performance, financial condition and cash generating ability. Management uses Adjusted EBITDA as a performance measure and CAD as a liquidity measure. Adjusted EBITDA and CAD as defined may not be comparable to similarly titled measures reported by other companies. These measures should not be considered in isolation from, and are not intended to represent an alternative to, our results reported in accordance with GAAP.
Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of land and improved development, non-operating income and expense, costs related to shareholder litigation, the gain on foreign currency derivatives, Large Dispositions, costs related to the spin-off of the Performance Fibers business, internal review and restatement costs and discontinued operations. Below is a reconciliation of Net Income to Adjusted EBITDA for the five years ended December 31 (in millions of dollars):

	2018	2017	2016	2015	2014
Net Income to Adjusted EBITDA Reconciliation
Net Income	$117.3	$161.5	$217.8	$43.9	$97.8
Interest, net, continuing operations	29.7	32.2	33.0	34.7	49.7
Income tax expense (benefit), continuing operations	25.2	21.8	5.0	(0.9)	(9.6)
Depreciation, depletion and amortization	144.1	127.6	115.1	113.7	120.0
Non-cash cost of land and improved development	23.6	13.7	11.7	12.5	13.2
Non-operating (income) expense	(2.2)	—	—	0.1	—
Costs related to shareholder litigation (a)	—	0.7	2.2	4.1	—
Gain on foreign currency derivatives (b)	—	—	(1.2)	—	—
Large Dispositions (c)	—	(67.0)	(143.9)	—	(21.4)
Cost related to spin-off of Performance Fibers	—	—	—	—	3.8
Internal review and restatement costs	—	—	—	—	3.4
Net income from discontinued operations	—	—	—	—	(43.4)
Adjusted EBITDA	$337.7	$290.5	$239.7	$208.1	$213.5

(a)
Costs related to shareholder litigation include expenses incurred as a result of the shareholder derivative demands. See Note 10 — Contingencies. In addition, these costs include the costs associated with class action securities litigation brought against the Company in a case styled In re Rayonier Inc. Securities Litigation, filed in the United States District Court for the Middle District of Florida (Case No. 3:14-cv01395-RJC-JBT) and the Company’s response to a subpoena it received from the SEC in November 2014. In July 2016, the Division of Enforcement of the SEC notified the Company that it had concluded its investigation into the Company. In October 2017, the court entered orders approving the settlement of the class action securities litigation and dismissing the case against all defendants with prejudice.

(b)
Gain on foreign currency derivatives is the gain resulting from the foreign exchange derivatives the Company used to mitigate the risk of fluctuations in foreign exchange rates while awaiting the capital contribution to the New Zealand subsidiary.

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

CAD is a non-GAAP measure of cash generated during a period which is available for common stock dividends, distributions to the New Zealand minority shareholder, repurchase of the Company’s common shares, debt reduction and strategic acquisitions. We define CAD as Cash Provided by Operating Activities adjusted for capital spending (excluding timberland acquisitions, real estate development investments and spending on the Rayonier office building), Large Dispositions, cash provided by discontinued operations and working capital and other balance sheet changes. In compliance with SEC requirements for non-GAAP measures, we reduce CAD by mandatory debt repayments which results in the measure entitled “Adjusted CAD.” CAD and Adjusted CAD generated in any period is not necessarily indicative of the amounts that may be generated in future periods.
Below is a reconciliation of Cash Provided by Operating Activities to Adjusted CAD for the five years ended December 31 (in millions):

	2018	2017	2016	2015	2014
Cash provided by operating activities	$310.1	$256.3	$203.8	$177.2	$320.4
Capital expenditures from continuing operations (a)	(62.3)	(65.3)	(58.7)	(57.3)	(63.7)
Large Dispositions (b)	—	—	—	—	(21.4)
Cash flow from discontinued operations	—	—	—	—	(102.4)
Working capital and other balance sheet changes	(7.7)	(2.3)	(0.8)	(2.5)	(39.5)
CAD	$240.1	$188.7	$144.3	$117.4	$93.4
Mandatory debt repayments (c)	—	—	(31.5)	(131.0)	—
Adjusted CAD	$240.1	$188.7	$112.8	($13.6)	$93.4

Cash used for investing activities (d)	($132.9)	($235.3)	($235.0)	($149.5)	($258.9)
Cash (used for) provided by financing activities	($193.7)	($6.9)	$114.4	($116.5)	($161.4)

(a)	Capital expenditures exclude timberland acquisitions, real estate development investments and spending on the Rayonier office building.

(b)	Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have a demonstrable premium relative to timberland value.

(c)	Excludes debt repayments on the New Zealand subsidiary noncontrolling interest shareholder loan. See Note 5 — Debt for additional information.

(d)
Due to the adoption of ASU No. 2016-18, restricted cash is now included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown and therefore changes in restricted cash are no longer reported as investing activities. Prior period amounts have been restated to conform to current period presentation.

The following table provides supplemental cash flow data for the five years ended December 31 (in millions):

	2018	2017	2016	2015	2014
Purchase of timberlands	($57.6)	($242.9)	($366.5)	($98.4)	($130.9)
Real Estate Development Investments	(9.5)	(15.8)	(8.7)	(2.7)	(3.7)
Distributions to New Zealand minority shareholder (a)	(14.4)	(15.8)	(4.9)	(1.4)	(1.2)
Rayonier Office Building	—	(6.1)	(6.3)	(0.9)	—

(a)	Includes debt repayments on the New Zealand subsidiary noncontrolling interest shareholder loan. See Note 5 — Debt for additional information.

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
The following table aggregates our contractual financial obligations as of December 31, 2018 and anticipated cash spending by period:

Contractual Financial Obligations (in millions)	Total	Payments Due by Period
		2019	2020-2021	2022-2023	Thereafter
Long-term debt (a)	$975.0	—	—	$325.0	$650.0
Interest payments on long-term debt (b)	211.3	38.9	77.9	56.6	37.9
Operating leases — timberland	178.8	8.8	16.7	15.7	137.6
Operating leases — PP&E, offices	4.6	1.2	2.0	1.4	—
Commitments — derivatives (c)	1.6	1.6	—	—	—
Commitments — other (d)	2.9	2.6	0.3	—	—
Total contractual cash obligations	$1,374.2	$53.1	$96.9	$398.7	$825.5

(a)
The book value of long-term debt, net of deferred financing costs, is currently recorded at $972.6 million on the Company’s Consolidated Balance Sheet, but upon maturity the liability will be $975.0 million.

(b)	Projected interest payments for variable-rate debt were calculated based on outstanding principal amounts and interest rates as of December 31, 2018.

(c)
Commitments — derivatives represent payments expected to be made on derivative financial instruments (foreign exchange contracts and interest rate swaps). See Note 13 — Derivative Financial Instruments and Hedging Activities.

(d)
Commitments — other include $1.4 million of pension contribution requirements in 2019 based on actuarially determined estimates and IRS minimum funding requirements, payments expected to be made on the construction of the Wildlight development project and other purchase obligations. For additional information on the pension contribution see Note 15 — Employee Benefit Plans.

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
Interest Rate Risk
We are exposed to interest rate risk through our variable rate debt, primarily due to changes in LIBOR. However, we use interest rate swaps to manage our exposure to interest rate movements on our term credit agreements by swapping existing and anticipated future borrowings from floating rates to fixed rates. As of December 31, 2018 we had $650 million of U.S. long-term variable rate debt. The notional amount of outstanding interest rate swap contracts with respect to this debt at December 31, 2018 was also $650 million. The term credit agreement and associated interest rate swaps mature in August 2024 and the incremental term loan agreement and associated interest rate swaps mature in May 2026. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in no corresponding increase/decrease in interest payments and expense over a 12-month period.
The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. The estimated fair value of our long-term fixed rate debt at December 31, 2018 was $326 million compared to the $325 million principal amount. We use interest rates of debt with similar terms and maturities to estimate the fair value of our debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at December 31, 2018 would result in a corresponding decrease/increase in the fair value of our long-term fixed rate debt of approximately $10 million.
We estimate the periodic effective interest rate on our U.S. long-term fixed and variable rate debt to be approximately 3.3% after consideration of interest rate swaps and estimated patronage refunds, excluding unused commitment fees on the revolving credit facility.

The following table summarizes our outstanding debt, interest rate swaps and average interest rates, by year of expected maturity and their fair values at December 31, 2018:

(Dollars in thousands)	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Variable rate debt:
Principal amounts	—	—	—	—	—	$650,000	$650,000	$650,000
Average interest rate (a)(b)	—	—	—	—	—	4.12%	4.12%	—
Fixed rate debt:
Principal amounts	—	—	—	$325,000	—	—	$325,000	$325,845
Average interest rate (b)	—	—	—	3.75%	—	—	3.75%	—
Interest rate swaps:
Notional amount	—	—	—	—	—	$650,000	$650,000	$23,735
Average pay rate	—	—	—	—	—	1.91%	1.91%	—
Average receive rate (b)	—	—	—	—	—	2.37%	2.37%	—

(a)    Excludes estimated patronage refunds.
(b)     Interest rates as of December 31, 2018.
Foreign Currency Exchange Rate Risk
The functional currency of the Company’s New Zealand-based operations and New Zealand subsidiary is the New Zealand dollar. Through these operations and our ownership in the New Zealand subsidiary, we are exposed to foreign currency risk on cash held in foreign currencies, shareholder distributions which are denominated in U.S. dollars and on foreign export sales and ocean freight payments that are predominantly denominated in U.S. dollars. To mitigate these risks, the New Zealand subsidiary routinely enters into foreign currency exchange contracts and foreign currency option contracts to hedge a portion of the New Zealand subsidiary’s foreign exchange exposure.
Sales and Expense Exposure
At December 31, 2018, the New Zealand subsidiary had foreign currency exchange contracts with a notional amount of $70 million and foreign currency option contracts with a notional amount of $24 million outstanding related to foreign export sales and ocean freight payments. The amount hedged represents 44% of forecast U.S. dollar denominated harvesting sales proceeds over the next 18 months and 89% of log trading sales proceeds over the next 3 months. At December 31, 2018, the New Zealand subsidiary also had foreign currency exchange contracts with a notional amount of $1 million outstanding on behalf of suppliers.
Shareholder Distributions
At December 31, 2018, the New Zealand subsidiary had foreign currency exchange contracts with a notional amount of NZ$14 million representing a portion of anticipated shareholder distribution payments over the next 12 months.
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

The following table summarizes our outstanding foreign currency exchange rate risk contracts at December 31, 2018:

(Dollars in thousands)	0-1 months	1-2 months	2-3 months	3-6 months	6-12 months	12-18 months	Total	Fair Value
Foreign exchange contracts to sell U.S. dollar for New Zealand dollar
Notional amount	$11,450	$4,500	$5,000	$19,000	$30,000	—	$69,950	($1,569)
Average contract rate	1.4607	1.4687	1.4511	1.4458	1.4501	—	1.4519

Foreign currency option contracts to sell U.S. dollar for New Zealand dollar
Notional amount	$2,000	$2,000	$2,000	$4,000	$8,000	$6,000	$24,000	$145
Average strike price	1.4705	1.4710	1.4717	1.5227	1.5344	1.5100	1.5101

Foreign exchange contracts to sell New Zealand dollar for U.S. dollar
Notional amount (NZ$)	—	—	$14,000	—	—	—	$14,000	$128
Average contract rate	—	—	0.6814		—	—	0.6814

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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
Rayonier Inc.’s management, under the supervision of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, we used the framework included in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2018.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2018. The report on the Company’s internal control over financial reporting as of December 31, 2018, is on page 52.

RAYONIER INC.

By:	/s/ DAVID L. NUNES
David L. Nunes President and Chief Executive Officer (Principal Executive Officer)
February 22, 2019

By:	/s/ MARK MCHUGH
Mark McHugh Senior Vice President and Chief Financial Officer (Principal Financial Officer)
February 22, 2019

By:	/s/ APRIL TICE
April Tice Director, Financial Services and Corporate Controller (Principal Accounting Officer)
February 22, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Rayonier Inc.

Opinion on Internal Control over Financial Reporting

We have audited Rayonier Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Rayonier Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedule and our report dated February 22, 2019 expressed an unqualified opinion thereon.

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
Jacksonville, Florida
February 22, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Rayonier Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rayonier Inc. and Subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

Jacksonville, Florida
February 22, 2019

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Years Ended December 31,
(Thousands of dollars, except per share data)

	2018	2017	2016
SALES	$816,138	$819,596	$815,915
Costs and Expenses
Cost of sales	(605,259)	(568,253)	(526,439)
Selling and general expenses	(41,951)	(40,245)	(42,785)
Other operating income, net (Note 17)	1,140	4,393	9,086
	(646,070)	(604,105)	(560,138)
OPERATING INCOME	170,068	215,491	255,777
Interest expense	(32,066)	(34,071)	(32,245)
Interest income and miscellaneous income (expense), net	4,564	1,840	(698)
INCOME BEFORE INCOME TAXES	142,566	183,260	222,834
Income tax expense (Note 9)	(25,236)	(21,681)	(5,064)
NET INCOME	117,330	161,579	217,770
Less: Net income attributable to noncontrolling interest	(15,114)	(12,737)	(5,798)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	102,216	148,842	211,972
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of income tax effect of $0, $0 and $0	(22,759)	9,114	6,322
Cash flow hedges, net of income tax effect of $1,270, $594 and $545	5,029	5,693	22,822
Actuarial change and amortization of pension and postretirement plan liabilities, net of income tax effect of $711, $0 and $0	(1,630)	(208)	5,533
	(19,360)	14,599	34,677
COMPREHENSIVE INCOME	97,970	176,178	252,447
Less: Comprehensive income attributable to noncontrolling interest	(8,931)	(14,775)	(9,555)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$89,039	$161,403	$242,892
EARNINGS PER COMMON SHARE (NOTE 12)
Basic earnings per share attributable to Rayonier Inc.	$0.79	$1.17	$1.73
Diluted earnings per share attributable to Rayonier Inc.	$0.79	$1.16	$1.73
See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31,
(Thousands of dollars)

	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$148,374	$112,653
Accounts receivable, less allowance for doubtful accounts of $8 and $23	26,151	27,693
Inventory (Note 18)	15,703	24,141
Prepaid logging roads	11,976	11,207
Prepaid expenses	5,040	4,786
Other current assets	609	3,047
Total current assets	207,853	183,527
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,401,327	2,462,066
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 6)	85,609	80,797
PROPERTY, PLANT AND EQUIPMENT
Land	4,131	3,962
Buildings	22,503	23,618
Machinery and equipment	3,534	4,440
Construction in progress	567	627
Total property, plant and equipment, gross	30,735	32,647
Less—accumulated depreciation	(7,984)	(9,269)
Total property, plant and equipment, net	22,751	23,378
RESTRICTED CASH (NOTE 19)	8,080	59,703
OTHER ASSETS (NOTE 20)	55,046	49,010
TOTAL ASSETS	$2,780,666	$2,858,481
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$18,019	$25,148
Current maturities of long-term debt (Note 5)	—	3,375
Accrued taxes	3,178	3,781
Accrued payroll and benefits	10,416	9,662
Accrued interest	5,007	5,054
Deferred revenue	10,447	9,721
Other current liabilities	16,474	11,807
Total current liabilities	63,541	68,548
LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS (NOTE 5)	972,567	1,022,004
PENSION AND OTHER POSTRETIREMENT BENEFITS (NOTE 15)	29,800	31,905
OTHER NON-CURRENT LIABILITIES	60,208	43,084
COMMITMENTS AND CONTINGENCIES (NOTES 8 and 10)
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 shares authorized, 129,488,675 and 128,970,776 shares issued and outstanding	884,263	872,228
Retained earnings	672,371	707,378
Accumulated other comprehensive income (Note 21)	239	13,417
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,556,873	1,593,023
Noncontrolling interest	97,677	99,917
TOTAL SHAREHOLDERS’ EQUITY	1,654,550	1,692,940
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,780,666	$2,858,481

See Notes to Consolidated Financial Statements.

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Non-controlling Interest	Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2015	122,770,217	$708,827	$612,760	($33,503)	$73,656	$1,361,740
Net income	—	—	211,972	—	5,798	217,770
Dividends ($1.00 per share)	—	—	(123,155)	—	—	(123,155)
Issuance of shares under incentive stock plans	179,743	1,576	—	—	—	1,576
Stock-based compensation	—	5,136	—	—	—	5,136
Repurchase of common shares	(45,592)	(178)	(690)	—	—	(868)
Actuarial change and amortization of pension and postretirement plan liabilities	—	—	—	5,533	—	5,533
Foreign currency translation adjustment	—	—	—	2,780	3,542	6,322
Cash flow hedges	—	—	—	22,608	214	22,822
Recapitalization of New Zealand Joint Venture	—	(5,398)	—	3,438	1,960	—
Recapitalization costs	—	(96)	—	—	(28)	(124)
Balance, December 31, 2016	122,904,368	$709,867	$700,887	$856	$85,142	$1,496,752
Cumulative-effect adjustment due to adoption of ASU No. 2016-16	—	—	(14,365)	—	—	(14,365)
Net income	—	—	148,842	—	12,737	161,579
Dividends ($1.00 per share)	—	—	(127,986)	—	—	(127,986)
Issuance of shares under incentive stock plans	322,314	4,751	—	—	—	4,751
Stock-based compensation	—	5,396	—	—	—	5,396
Repurchase of common shares	(5,906)	(176)	—	—	—	(176)
Actuarial change and amortization of pension and postretirement plan liabilities	—	—	—	(208)	—	(208)
Foreign currency translation adjustment	—	—	—	7,416	1,698	9,114
Cash flow hedges	—	—	—	5,353	340	5,693
Issuance of shares under equity offering, net of costs	5,750,000	152,390	—	—	—	152,390
Balance, December 31, 2017	128,970,776	$872,228	$707,378	$13,417	$99,917	$1,692,940
Cumulative-effect adjustment due to adoption of ASU No. 2018-02	—	—	711	(711)	—	—
Net income	—	—	102,216	—	15,114	117,330
Dividends ($1.06 per share)	—	—	(137,934)	—	—	(137,934)
Issuance of shares under incentive stock plans	599,422	8,591	—	—	—	8,591
Stock-based compensation	—	6,428	—	—	—	6,428
Repurchase of common shares	(81,523)	(2,984)	—	—	—	(2,984)
Actuarial change and amortization of pension and postretirement plan liabilities	—	—	—	(919)	—	(919)
Foreign currency translation adjustment	—	—	—	(17,329)	(5,430)	(22,759)
Cash flow hedges	—	—	—	5,781	(752)	5,029
Distribution to minority shareholder	—	—	—	—	(11,172)	(11,172)
Balance, December 31, 2018	129,488,675	$884,263	$672,371	$239	$97,677	$1,654,550

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(Thousands of dollars)

	2018	2017	2016
OPERATING ACTIVITIES
Net income	$117,330	$161,579	$217,770
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	144,121	127,566	115,142
Non-cash cost of land and improved development	23,553	13,684	11,690
Stock-based incentive compensation expense	6,428	5,396	5,136
Amortization of debt discount/premium	—	—	(462)
Deferred income taxes	22,832	21,980	5,170
Amortization of losses from pension and postretirement plans	675	465	2,513
Gain on sale of large disposition of timberlands	—	(66,994)	(143,933)
Other	(2,613)	(716)	336
Changes in operating assets and liabilities:
Receivables	765	(6,362)	2,517
Inventories	1,773	(1,384)	(1,175)
Accounts payable	(4,626)	3,435	(559)
Income tax receivable/payable	—	(434)	(206)
All other operating activities	(142)	(1,931)	(10,138)
CASH PROVIDED BY OPERATING ACTIVITIES	310,096	256,284	203,801
INVESTING ACTIVITIES
Capital expenditures	(62,325)	(65,345)	(58,723)
Real estate development investments	(9,501)	(15,784)	(8,746)
Purchase of timberlands	(57,608)	(242,910)	(366,481)
Assets purchased in business acquisition	—	—	(887)
Net proceeds from large disposition of timberlands	—	95,243	203,862
Rayonier office building under construction	—	(6,084)	(6,307)
Other	(3,421)	(373)	2,311
CASH USED FOR INVESTING ACTIVITIES	(132,855)	(235,253)	(234,971)
FINANCING ACTIVITIES
Issuance of debt	1,014	63,389	695,916
Repayment of debt	(54,416)	(100,157)	(458,415)
Dividends paid	(136,772)	(127,069)	(122,845)
Proceeds from the issuance of common shares under incentive stock plan	8,591	4,751	1,576
Proceeds from the issuance of common shares from equity offering, net of costs	—	152,390	—
Repurchase of common shares	(2,984)	(176)	(690)
Proceeds from shareholder distribution hedge	2,025	—	—
Distribution to minority shareholder	(11,172)	—	—
Debt issuance costs	—	—	(818)
Other	—	—	(301)
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(193,714)	(6,872)	114,423
EFFECT OF EXCHANGE RATE CHANGES ON CASH	571	580	(938)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH (a)
Change in cash, cash equivalents and restricted cash	(15,902)	14,739	82,315
Balance, beginning of year	172,356	157,617	75,302
Balance, end of year	$156,454	$172,356	$157,617

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the Years Ended December 31,
(Thousands of dollars)

	2018	2017	2016
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year:
Interest (b)	$33,120	$36,041	$36,289
Income taxes	2,150	514	501
Non-cash investing activity:
Capital assets purchased on account	2,001	3,809	4,683

(a)
Due to the adoption of ASU No. 2016-08, restricted cash is now included with cash and cash equivalents when reconciling the beginning-of-year and end-of-year total amounts shown and therefore changes in restricted cash are no longer reported as investing activities. Prior year amounts have been restated to conform to current year presentation. For additional information and a reconciliation of cash, see Note 19 — Restricted Cash.

(b)
Interest paid is presented net of patronage payments received of $4.1 million and $3.0 million for the years ended December 31, 2018 and December 31, 2017, respectively. For additional information on patronage payments, see Note 5 — Debt.

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands unless otherwise stated)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These statements include the accounts of Rayonier Inc. and its subsidiaries, in which it has a majority ownership or controlling interest. As of April 2013, the Company held a controlling interest (65%) in the New Zealand subsidiary, and, as such, consolidates its results of operations and Balance Sheet. In March 2016, the Company made a capital contribution into the New Zealand subsidiary, and as a result, the Company’s ownership interest increased to 77%. The Company records a noncontrolling interest in its consolidated financial statements representing the minority ownership interest (23%) of the New Zealand subsidiary’s results of operations and equity. All intercompany balances and transactions are eliminated.
RECLASSIFICATIONS
During 2018, management changed how it internally evaluates the business performance of its New Zealand Timber segment. In order to align segment reporting, the Company has reclassified New Zealand timberland sales from the New Zealand Timber segment to the Real Estate segment. All prior period amounts previously reported have been reclassified to reflect the realigned segments. See Note 4 — Segment and Geographic Information.
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
CASH AND CASH EQUIVALENTS
Cash and cash equivalents include time deposits with original maturities of three months or less. The consolidated cash balance includes time deposits of $26.7 million at December 31, 2017. No cash was held in time deposits at December 31, 2018.
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
DEFFERED FINANCING COSTS
Deferred financing costs related to revolving debt are capitalized and amortized to interest expense over the term of the revolving debt using a method that approximates the effective interest method. See Note 20 — Other Assets for additional information on deferred financing costs related to revolving debt. See Note 5 — Debt for additional information on deferred financing costs related to term debt.
CAPITALIZED SOFTWARE COSTS
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
GOODWILL
Goodwill represents the excess of the acquisition cost of the New Zealand Timber segment over the fair value of the net assets acquired. Goodwill is not amortized, but is periodically reviewed for impairment. An impairment test for this reporting unit’s goodwill is performed annually and whenever events or circumstances indicate that the value of goodwill may be impaired. The Company compares the fair value of the New Zealand Timber segment, using an independent valuation for the New Zealand forest assets, to its carrying value including goodwill. The independent valuation of the New Zealand forest assets is based on discounted cash flow models where the fair value is calculated using cash flows from sustainable forest management plans. The fair value of the forest assets is measured as the present value of cash flows from one growth cycle based on the productive forest land, taking into consideration environmental, operational, and market restrictions. These cash flow valuations involve a number of estimates that require broad assumptions and significant judgment regarding future performance. The annual impairment test was performed as of October 1, 2018; the estimated fair value of the New Zealand Timber segment exceeded its carrying value and no impairment was recorded. Except for changes in the New Zealand foreign exchange rate, there have been no adjustments to the carrying value of goodwill since the initial recognition. Note 20 — Other Assets for additional information.
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
U.S. denominated transactions of the New Zealand subsidiary are translated into New Zealand dollars at the exchange rate in effect on the date of the transaction and recognized in earnings, net of related cash flow hedges. All income statement items of the New Zealand subsidiary are translated into U.S. dollars for reporting purposes using monthly average exchange rates with translation gains and losses being recorded as a separate component of AOCI, within Shareholders’ Equity.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

REVENUE RECOGNITION
The Company recognizes revenues when control of promised goods or services (“performance obligations”) is transferred to customers, in an amount that reflects the consideration expected in exchange for those goods or services (“transaction price”). The Company generally satisfies performance obligations within a year of entering into a contract and therefore has applied the disclosure exemption found under ASC 606-10-50-14. Unsatisfied performance obligations as of December 31, 2018 are primarily due to advances on stumpage contracts and unearned hunt license revenue. These performance obligations are expected to be satisfied within the next twelve months. The Company generally collects payment within a year of satisfying performance obligations and therefore has elected not to adjust revenues for a financing component.
TIMBER SALES
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

NON-TIMBER SALES
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
REAL ESTATE
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
COST OF SALES
Cost of sales associated with timber operations primarily include the cost basis of timber sold (depletion) and logging and transportation costs (cut and haul). Depletion includes the amortization of capitalized costs (site preparation, planting and fertilization, real estate taxes, timberland lease payments and certain payroll costs). Other costs include amortization of capitalized costs related to road and bridge construction and software, depreciation of fixed assets and equipment, road maintenance, severance and excise taxes and fire prevention.
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
EMPLOYEE BENEFIT PLANS
The determination of expense and funding requirements for Rayonier’s defined benefit pension plan, its unfunded excess pension plan and its postretirement life insurance plan are largely based on a number of actuarial assumptions. The key assumptions include discount rate, return on assets, salary increases, mortality rates and longevity of employees. See Note 15 — Employee Benefit Plans for assumptions used to determine benefit obligations, and the net periodic benefit cost for the year ended December 31, 2018.
Periodic pension and other postretirement expense is included in “Cost of sales” and “Selling and general expenses” in the Consolidated Statements of Income and Comprehensive Income. At December 31, 2018 and 2017, the Company’s pension plans were in a net liability position (underfunded) of $28.6 million and $30.6 million, respectively. The estimated amount to be paid in the next 12 months is recorded in “Accrued payroll and benefits” on the Consolidated Balance Sheets, with the remainder recorded as a long-term liability in “Pension and Other Postretirement Benefits.” Changes in the funded status of the Company’s plans are recorded through other comprehensive income (loss) in the year in which the changes occur. The Company measures plan assets and benefit obligations as of the fiscal year-end. See Note 15 — Employee Benefit Plans for additional information.

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
In March 2017, the FASB issued ASU No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires that an employer report the service cost component of net periodic benefit cost in the Consolidated Statements of Income in the same line item as other compensation costs arising from services rendered by the pertinent employees during the period. Additionally, the other components of net periodic benefit cost (interest cost, expected return on plan assets and amortization of losses or gains) are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. ASU No. 2017-07 is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods, and is required to be applied retrospectively to all periods presented beginning in the period of adoption. Rayonier adopted ASU No. 2017-07 during the first quarter ended March 31, 2018 and applied the update retrospectively to all periods presented. See Note 15 — Employee Benefit Plans for the components of net periodic benefit cost and the location of these items in the Consolidated Statements of Income and Comprehensive Income.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the Consolidated Statements of Cash Flows. ASU No. 2016-18 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. ASU No. 2016-18 is required to be applied retrospectively to all periods presented beginning in the period of adoption. Rayonier adopted ASU No. 2016-18 in the first quarter ended March 31, 2018 and applied the update retrospectively to all periods presented. Restricted cash is now included with cash and cash equivalents when reconciling the beginning-of-year and end-of-period total amounts shown on the Consolidated Statements of Cash Flows, and therefore changes in restricted cash are no longer reported as cash flow activities. See Note 19 — Restricted Cash for additional information, including the nature of restrictions on the Company’s cash, cash equivalents, and restricted cash.
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
NEW ACCOUNTING PRONOUNCEMENTS
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which currently requires lessees to recognize most leases on their balance sheets related to the rights and obligations created by those leases. ASU No. 2016-02 also requires additional qualitative and quantitative disclosures related to the nature, timing and uncertainty of cash flows arising from leases. In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. This update provides an optional transition practical expedient to not evaluate existing or expired land easements that were not previously accounted for as leases under the current leases guidance. An entity that elects this practical expedient should evaluate new or modified land easements under ASU No. 2016-02, once adopted. An entity that does not elect this practical expedient should evaluate all existing or expired land easements in connection with the adoption of ASU No. 2016-02 to assess whether they meet the definition of a lease. In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors. This update provides a policy election to not evaluate whether certain sales taxes and other similar taxes are lessor costs or lessee costs, clarify the accounting for certain lessor costs and require lessors to allocate (rather than recognize) certain variable payments to lease and nonlease components when the changes in facts and circumstances on which a variable payment is based occurs. This standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and is required to be applied on a modified retrospective basis beginning at the earliest period presented.
The Company has elected to apply a practical expedient offered in the updated guidance which allows entities to apply the guidance on January 1, 2019 and comparative periods are not restated. The Company also expects to elect the transition practical expedient package available in the guidance whereby we will not reassess whether any of our expired or existing contracts contain a lease, the classification for any expired or existing leases or the initial direct costs for any existing leases. The Company is finalizing its evaluation of its operating lease inventory and other provisions of the updated guidance, but currently expects to recognize additional lease liabilities and corresponding right-of-use assets of less than five percent of our total assets on our Consolidated Balance Sheet, representing the present value of the remaining minimum lease payments at January 1, 2019 with an assumed 20-year term on Crown Forest Licenses. Based on the Company’s assessment, the impact of adoption of the updated guidance is not expected to have a material effect on its results of operations. See Note 8 — Commitments, for information about our lease commitments.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which will make more financial and non-financial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. ASU No. 2017-12 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted and the amended presentation and disclosure guidance is required to be applied on a prospective basis. The Company does not expect a material impact on the Company’s Consolidated Financial Statements.
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
SUBSEQUENT EVENTS
The Company has evaluated events occurring from December 31, 2018 to the date of issuance for potential recognition or disclosure in the consolidated financial statements. No events were identified that warranted recognition or disclosure.

2.    REVENUE
ADOPTION OF ASC 606
For information on the adoption of ASC 606, including changes to significant accounting policies and required transition disclosures, see Note 1 — Summary of Significant Accounting Policies.
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
The following table summarizes revenue recognized during the years ended December 31, 2018 and 2017 that was included in the contract liability balance at the beginning of each year:

	Year Ended December 31,
	2018	2017
Revenue recognized from contract liability balance at the beginning of the year (a)	$9,004	$8,701

(a)	Revenue recognized was primarily from hunting licenses and the use of advances on pay-as-cut timber sales.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The following tables present our revenue from contracts with customers disaggregated by product type for the years ended December 31, 2018, 2017 and 2016:

Year Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Elim.	Total
December 31, 2018
Pulpwood	$80,134	$14,305	$28,737	—	$13,771	—	$136,947
Sawtimber	60,295	92,166	213,206	—	134,299	—	499,966
Hardwood	3,433	—	—	—	—	—	3,433
Total Timber Sales	143,863	106,471	241,943	—	148,070	—	640,347
License Revenue, Primarily From Hunting	16,285	709	401	—	—	—	17,395
Other Non-Timber/Carbon Revenue	9,030	2,375	6,670	—	—	—	18,075
Agency Fee Income	—	—	—	—	652	—	652
Total Non-Timber Sales	25,315	3,084	7,071	—	652	—	36,122
Improved Development	—	—	—	8,393	—	—	8,393
Unimproved Development	—	—	—	8,621	—	—	8,621
Rural	—	—	—	22,689	—	—	22,689
Non-strategic / Timberlands	—	—	—	98,872	—	—	98,872
Total Real Estate Sales	—	—	—	138,575	—	—	138,575

Revenue from Contracts with Customers	169,178	109,555	249,014	138,575	148,722	—	815,044
Other Non-Timber Sales, Primarily Lease	817	277	—	—	—	—	1,094
Intersegment	—	—	—	—	92	(92)	—
Total Revenue	$169,995	$109,832	$249,014	$138,575	$148,814	($92)	$816,138

December 31, 2017
Pulpwood	$67,836	$11,242	$24,934	—	$13,352	—	$117,364
Sawtimber	50,891	77,477	197,521	—	137,854	—	463,743
Hardwood	3,912	—	—	—	—	—	3,912
Total Timber Sales	122,639	88,719	222,455	—	151,206	—	585,019
License Revenue, Primarily from Hunting	16,004	646	227	—	—	—	16,877
Other Non-Timber Revenue	5,061	2,243	617	—	—	—	7,921
Agency Fee Income	—	—	—	—	1,378	—	1,378
Total Non-Timber Sales	21,065	2,889	844	—	1,378	—	26,176
Improved Development	—	—	—	6,348	—	—	6,348
Unimproved Development	—	—	—	16,405	—	—	16,405
Rural	—	—	—	18,632	—	—	18,632
Non-strategic / Timberlands	—	—	—	70,590	—	—	70,590
Large Dispositions	—	—	—	95,351	—	—	95,351
Total Real Estate Sales	—	—	—	207,326	—	—	207,326

Revenue from Contracts with Customers	143,704	91,608	223,299	207,326	152,584	—	818,521
Other Non-Timber Sales, Primarily Lease	806	269	—	—	—	—	1,075
Total Revenue	$144,510	$91,877	$223,299	$207,326	$152,584	—	$819,596

December 31, 2016
Pulpwood	$80,248	$13,202	$18,993	—	$8,793	—	$121,236
Sawtimber	46,600	61,985	151,747	—	99,520	—	359,852
Hardwood	6,052	—	—	—	—	—	6,052
Total Timber Sales	132,854	75,187	170,740	—	108,313	—	487,094
License Revenue, Primarily from Hunting	14,313	503	279	—	—	—	15,095
Other Non-Timber Revenue	3,267	1,832	5,022	—	—	—	10,121
Agency Fee Income	—	—	—	—	1,369	—	1,369
Total Non-Timber Sales	17,580	2,335	5,301	—	1,369	—	26,585
Improved Development	—	—	—	1,740	—	—	1,740
Unimproved Development	—	—	—	5,540	—	—	5,540
Rural	—	—	—	18,672	—	—	18,672
Non-strategic / Timberlands	—	—	—	67,981	—	—	67,981
Large Dispositions	—	—	—	207,265	—	—	207,265
Total Real Estate Sales	—	—	—	301,198	—	—	301,198

Revenue from Contracts with Customers	150,434	77,522	176,041	301,198	109,682	—	814,877
Other Non-Timber Sales, Primarily Lease	758	280	—	—	—	—	1,038
Total Revenue	$151,192	$77,802	$176,041	$301,198	$109,682	—	$815,915

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The following tables present our timber sales disaggregated by contract type for the years ended December 31, 2018, 2017 and 2016:

Year Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Trading	Total
December 31, 2018
Stumpage Pay-as-Cut	$72,385	—	—	—	$72,385
Stumpage Lump Sum	4,988	11,854	—	—	16,842
Stumpage Agreed Volume	—	—	—	—	—
Total Stumpage	77,373	11,854	—	—	89,227

Delivered Wood (Domestic)	60,931	94,617	90,631	6,141	252,320
Delivered Wood (Export)	5,559	—	151,312	141,929	298,800
Total Delivered	66,490	94,617	241,943	148,070	551,120

Total Timber Sales	$143,863	$106,471	$241,943	$148,070	$640,347

December 31, 2017
Stumpage Pay-as-Cut	$71,120	—	—	—	$71,120
Stumpage Lump Sum	9,093	10,628	—	—	19,721
Stumpage Agreed Volume	—	1,234	—	—	1,234
Total Stumpage	80,213	11,862	—	—	92,075

Delivered Wood (Domestic)	42,426	76,857	84,221	6,044	209,548
Delivered Wood (Export)	—	—	138,234	145,162	283,396
Total Delivered	42,426	76,857	222,455	151,206	492,944

Total Timber Sales	$122,639	$88,719	$222,455	$151,206	$585,019

December 31, 2016
Stumpage Pay-as-Cut	$73,673	—	—	—	$73,673
Stumpage Lump Sum	4,341	2,121	767	—	7,229
Stumpage Agreed Volume	—	2,492	—	—	2,492
Total Stumpage	78,014	4,613	767	—	83,394

Delivered Wood (Domestic)	54,840	70,574	71,294	3,757	200,465
Delivered Wood (Export)	—	—	98,679	104,556	203,235
Total Delivered	54,840	70,574	169,973	108,313	403,700

Total Timber Sales	$132,854	$75,187	$170,740	$108,313	$487,094

3.	TIMBERLAND ACQUISITIONS
In 2018, the Company acquired approximately 26,000 acres of timberland in Florida, Georgia, and Texas for $45.9 million of like-kind exchange proceeds. Additionally, in two transactions during 2018, the Company acquired forestry rights covering approximately 4,000 acres of timberland in New Zealand for approximately $11.7 million. These acquisitions were funded from operating cash flow and use of the New Zealand subsidiary’s working capital facility. See Note 5 — Debt.
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
The following table summarizes the timberland acquisitions at December 31, 2018 and 2017:

	2018		2017
	Cost	Acres	Cost	Acres
Florida	$35,560	20,513	$32,334	15,382
Georgia	2,532	2,232	147,833	68,473
South Carolina	—	—	39,884	17,651
Texas	7,851	3,279	—	—
Washington	—	—	1,483	481
New Zealand	11,665	3,833	21,376	7,546
Total Acquisitions	$57,608	29,857	$242,910	109,533

4.	SEGMENT AND GEOGRAPHICAL INFORMATION
Rayonier operates in five reportable segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate and Trading. See Item 1 — Business for a discussion of each of the Company’s reportable segments.
See Note 1 — Summary of Significant Accounting Policies for a discussion of the current year reclassification of New Zealand land sales from the New Zealand Timber segment to the Real Estate segment.
Sales between operating segments are made based on estimated fair market value, and intercompany sales, purchases and profits (losses) are eliminated in consolidation. The Company evaluates financial performance based on segment operating income and Adjusted EBITDA. Asset information is not reported by segment, as the company does not produce asset information by segment internally.
Operating income as presented in the Consolidated Statements of Income and Comprehensive Income is equal to segment income. Certain income (loss) items in the Consolidated Statements of Income and Comprehensive Income are not allocated to segments. These items, which include interest income (expense), miscellaneous income (expense) and income tax expense, are not considered by management to be part of segment operations and are included under “Corporate and other.”
Segment information for each of the three years ended December 31, 2018 follows:

	Sales by Product Line
	2018	2017	2016
Southern Timber	$169,995	$144,510	$151,192
Pacific Northwest Timber	109,832	91,877	77,802
New Zealand Timber	249,014	223,299	176,041
Real Estate
Improved Development	8,393	6,348	1,740
Unimproved Development	8,621	16,405	5,540
Rural	22,689	18,632	18,672
Non-Strategic / Timberlands	98,872	70,590	67,981
Large Dispositions	—	95,351	207,265
Total Real Estate	138,575	207,326	301,198
Trading	148,814	152,584	109,682
Intersegment eliminations	(92)	—	—
Total Sales	$816,138	$819,596	$815,915

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	Operating Income/(Loss)
	2018	2017	2016
Southern Timber	$44,245	$42,254	$43,098
Pacific Northwest Timber	8,137	1,127	(3,992)
New Zealand Timber	62,754	57,567	33,049
Real Estate (a)	76,240	130,856	202,402
Trading	953	4,578	2,002
Corporate and other	(22,261)	(20,891)	(20,782)
Total Operating Income	170,068	215,491	255,777
Unallocated interest expense and other	(27,502)	(32,231)	(32,943)
Total Income before Income Taxes	$142,566	$183,260	$222,834

(a)	The years 2017 and 2016 include Large Dispositions of $67.0 million and $143.9 million, respectively.

	Gross Capital Expenditures
	2018	2017	2016
Capital Expenditures (a)
Southern Timber	$35,388	$34,476	$33,487
Pacific Northwest Timber	9,311	10,254	8,036
New Zealand Timber	17,318	17,046	16,095
Real Estate	284	1,348	315
Corporate and other	24	2,221	790
Total capital expenditures	$62,325	$65,345	$58,723

Timberland Acquisitions
Southern Timber	$45,943	$220,051	$103,947
Pacific Northwest Timber	—	1,483	262,534
New Zealand Timber	11,665	21,376	—
Total timberland acquisitions	$57,608	$242,910	$366,481

Total Gross Capital Expenditures	$119,933	$308,255	$425,204

(a)
Excludes timberland acquisitions presented separately in addition to spending on the Rayonier office building of $6.1 million and $6.3 million in the years 2017 and 2016, respectively, and real estate development investments of $9.5 million, $15.8 million and $8.7 million in the years 2018, 2017 and 2016, respectively.

	Depreciation, Depletion and Amortization
	2018	2017	2016
Southern Timber	$58,609	$49,357	$49,747
Pacific Northwest Timber	32,779	32,008	25,246
New Zealand Timber	28,007	27,499	23,447
Real Estate (a)	23,566	36,343	52,304
Corporate and other	1,160	794	402
Total	$144,121	$146,001	$151,146

The years 2017 and 2016 include Large Dispositions of $18.4 million and $36.1 million, respectively.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	Non-Cash Cost of Land and Improved Development
	2018	2017	2016
Real Estate (a)	23,553	23,498	33,862

(a)    The years 2017 and 2016 include Large Dispositions of $9.8 million and $22.2 million, respectively.

	Geographical Operating Information
	Sales			Operating Income			Identifiable Assets
	2018	2017	2016	2018	2017	2016	2018	2017
United States	$390,396	$419,402	$528,345	$83,357	$138,528	$220,703	$2,282,480	$2,331,230
New Zealand	425,742	400,194	287,570	86,711	76,963	35,074	498,186	527,251
Total	$816,138	$819,596	$815,915	$170,068	$215,491	$255,777	$2,780,666	$2,858,481

5.	DEBT
Rayonier’s debt consisted of the following at December 31, 2018 and 2017:

	2018	2017
Term Credit Agreement due 2024 at a variable interest rate of 4.0% at December 31, 2018	$350,000	$350,000
Senior Notes due 2022 at a fixed interest rate of 3.75%	325,000	325,000
Incremental Term Loan Agreement due 2026 at a variable interest rate of 4.2% at December 31, 2018	300,000	300,000
Revolving Credit Facility due 2020 at a variable interest rate of 2.8% at December 31, 2017	—	50,000
New Zealand subsidiary noncontrolling interest shareholder loan at 0% interest rate	—	3,375
Total debt	975,000	1,028,375
Less: Current maturities of long-term debt	—	(3,375)
Less: Deferred financing costs	(2,433)	(2,996)
Long-term debt, net of deferred financing costs	$972,567	$1,022,004

Principal payments due during the next five years and thereafter are as follows:

2019	—
2020	—
2021	—
2022	325,000
2023	—
Thereafter	650,000
Total debt	$975,000

TERM CREDIT AGREEMENT
In August 2015, the Company entered into a credit agreement with CoBank, ACB, as administrative agent, and a syndicate of Farm Credit institutions and other commercial banks to provide $550 million of new credit facilities, including a nine-year $350 million term loan facility. The periodic interest rate on the term loan facility is subject to a pricing grid based on the Company’s leverage ratio, as defined in the credit agreement. As of December 31, 2018, the periodic interest rate on the term loan facility was LIBOR plus 1.625%. Monthly payments of interest only are due on this loan through maturity. Following the closing of the term loan, the Company entered into several interest rate swap transactions to fix the cost of the term loan facility over its nine-year term. The term credit agreement allows the Company to receive annual patronage payments, which are profit distributions made by a cooperative to its member-users based on the quantity or value of business done with the member-user. The Company estimates the effective interest rate on the term loan facility to be approximately 3.3% after consideration of the interest rate swaps and estimated patronage refunds. For additional information on the Company’s interest rate swaps see Note 13 — Derivative Financial Instruments and Hedging Activities.
3.75% SENIOR NOTES ISSUED MARCH 2012
In March 2012, Rayonier Inc. issued $325 million of 3.75% Senior Notes due 2022, guaranteed by certain subsidiaries. Semi-annual payments of interest only are due on these notes through maturity. See Note 23 - Consolidating Financial Statements for further information regarding the subsidiary guarantors.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

INCREMENTAL TERM LOAN AGREEMENT
In April 2016, the Company entered into an incremental term loan agreement with CoBank, ACB, as administrative agent, and a syndicate of Farm Credit institutions to provide a 10-year, $300 million incremental term loan. The periodic interest rate on the incremental term loan agreement is subject to a pricing grid based on the Company’s leverage ratio, as defined in the credit agreement. As of December 31, 2018, the periodic interest rate on the incremental term loan was LIBOR plus 1.900%. Monthly payments of interest only are due on this loan through maturity. Following the closing of the incremental term loan, the Company entered into several interest rate swap transactions to fix the cost of the facility over its 10-year term. The Company estimates the effective interest rate on the incremental term loan facility to be approximately 2.8% after consideration of the interest rate swaps and estimated patronage payments. For additional information on the Company’s interest rate swaps see Note 13 — Derivative Financial Instruments and Hedging Activities.
REVOLVING CREDIT FACILITY
In August 2015, the Company entered into a five-year $200 million unsecured revolving credit facility, replacing the previous $200 million revolving credit facility and $100 million farm credit facility which were scheduled to expire in April 2016 and December 2019, respectively. The periodic interest rate on the revolving credit facility is subject to a pricing grid based on the Company’s leverage ratio, as defined in the credit agreement. As of December 31, 2018, the periodic interest rate on the revolving credit facility was LIBOR plus 1.250%, with an unused commitment fee of 0.175%. Monthly payments of interest only are due on this loan through maturity. At December 31, 2018, the Company had $189.8 million of available borrowings under this facility, net of $10.2 million to secure its outstanding letters of credit.
NEW ZEALAND SUBSIDIARY DEBT
In April 2013, Rayonier acquired an additional 39% interest in its New Zealand subsidiary, bringing its total ownership to 65%, and as a result, the New Zealand subsidiary’s debt was consolidated effective on that date. On March 3, 2016, as a result of a capital contribution, the Company’s ownership interest in the New Zealand subsidiary increased to 77%. See Note 7 — New Zealand Subsidiary for further information.
SHAREHOLDER LOAN
The shareholder loan, which was fully repaid in the first quarter of 2018, was an interest-free loan from the noncontrolling New Zealand subsidiary partner. The loan was unsecured and subordinated to the Working Capital Facilities of the New Zealand subsidiary. Although Rayonier Inc. was not liable for this loan, the shareholder loan instrument contained features with characteristics of both debt and equity and was therefore required to be classified as debt and consolidated. As the loan was effectively at par, the carrying amount was deemed to be the fair value. The entire balance of the shareholder loan was classified as short-term debt at December 31, 2017.
WORKING CAPITAL FACILITIES
In June 2016, the New Zealand subsidiary entered into a 12-month NZ$20 million working capital facility and an 18-month NZ$20 million working capital facility. Both working capital facilities were renewed in 2017 for a total of NZ$40 million. In June 2018, one working capital facility was renewed for an additional 12-month term. The second facility lapsed on December 31, 2018. The NZ$20 million Working Capital Facility is available for short-term operating cash flow needs of the New Zealand subsidiary. This facility holds a variable interest rate indexed to the 90-day New Zealand Bank Bill rate (“BKBM”). The margins are set for the term of the facility. During the year ended December 31, 2018, the New Zealand subsidiary made borrowings and repayments of $1.0 million on its working capital facility. At December 31, 2018, there was no outstanding balance on the working capital facility.
DEBT COVENANTS
In connection with the Company’s $350 million term credit agreement (the “Term Credit Agreement”), $300 million incremental term loan agreement (the “Incremental Term Loan Agreement”) and $200 million revolving credit facility (the “Revolving Credit Facility”), customary covenants must be met, the most significant of which include interest coverage and leverage ratios.
In addition to these financial covenants listed above, the Senior Notes, Term Credit Agreement, Incremental Term Loan Agreement and Revolving Credit Facility include customary covenants that limit the incurrence of debt and the disposition of assets, among others. At December 31, 2018, the Company was in compliance with all covenants.

6.	HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS
Rayonier continuously assesses potential alternative uses of its timberlands, as some properties may become more valuable for development, residential, recreation or other purposes. The Company periodically transfers, via a sale or contribution from the REIT to taxable REIT subsidiaries (“TRS”), HBU timberlands to enable land-use entitlement, development or marketing activities. The Company also acquires HBU properties in connection with timberland acquisitions. These properties are managed as timberlands until sold or developed. While the majority of HBU sales involve rural and recreational land, the Company also selectively pursues various land-use entitlements on certain properties for residential, commercial and industrial development in order to enhance the long-term value of such properties. For selected development properties, Rayonier also invests in targeted infrastructure improvements, such as roadways and utilities, to accelerate the marketability and improve the value of such properties.
An analysis of higher and better use timberlands and real estate development investments from December 31, 2017 to December 31, 2018 is shown below:

	Higher and Better Use Timberlands and Real Estate Development Investments
	Land and Timber	Development Investments	Total
Non-current portion at December 31, 2017	$59,653	$21,144	$80,797
Plus: Current portion (a)	6,702	11,648	18,350
Total Balance at December 31, 2017	66,355	32,792	99,147
Non-cash cost of land and improved development	(2,193)	(8,192)	(10,385)
Timber depletion from harvesting activities and basis of timber sold in real estate sales	(2,450)	—	(2,450)
Capitalized real estate development investments (b)	—	9,501	9,501
Capital expenditures (silviculture)	254	—	254
Intersegment transfers	1,467	—	1,467
Other	(5)	(1)	(6)
Total Balance at December 31, 2018	63,428	34,100	97,528
Less: Current portion (a)	(4,239)	(7,680)	(11,919)
Non-current portion at December 31, 2018	$59,189	$26,420	$85,609

(a)	The current portion of Higher and Better Use Timberlands and Real Estate Development Investments is recorded in Inventory. See Note 18 — Inventory for additional information.

(b)	Capitalized real estate development investments includes $0.6 million of capitalized interest.

7.	NEW ZEALAND SUBSIDIARY
The Company maintains a 77% controlling financial interest in Matariki Forestry Group (the “New Zealand subsidiary”), a joint venture that owns or leases approximately 408,000 legal acres of New Zealand timberland. Accordingly, the Company consolidates the New Zealand subsidiary’s balance sheet and results of operations. The portions of the consolidated financial position and results of operations attributable to the New Zealand subsidiary’s 23% noncontrolling interest are shown separately within the Consolidated Statements of Income and Comprehensive Income and Consolidated Statements of Shareholders’ Equity. Rayonier New Zealand Limited (“RNZ”), a wholly-owned subsidiary of Rayonier Inc., serves as the manager of the New Zealand subsidiary.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

8.	COMMITMENTS
The Company leases certain buildings, machinery and equipment under various operating leases. Total rental expense for operating leases for the three years ended December 31:

	2018	2017	2016
Operating Leases	$1,320	$1,992	$2,049

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

	2018	2017	2016
Long-Term Leases and Deeds on Timberlands	$9,521	$10,731	$10,710
At December 31, 2018, the future minimum payments under non-cancellable operating leases, timberland leases and other commitments were as follows:

	Operating Leases	Timberland Leases (a)	Commitments (b)	Total
2019	$1,234	$8,775	$4,184	$14,193
2020	1,071	8,384	229	9,684
2021	898	8,365	25	9,288
2022	710	8,128	—	8,838
2023	649	7,618	—	8,267
Thereafter (c)	40	137,586	—	137,626
	$4,602	$178,856	$4,438	$187,896

(a)	The majority of timberland leases are subject to increases or decreases based on either the Consumer Price Index, Producer Price Index or market rates.

(b)
Commitments include $1.4 million of pension contribution requirements in 2019 based on actuarially determined estimates and IRS minimum funding requirements, payments expected to be made on derivative financial instruments (foreign exchange contracts and interest rate swaps), construction of the Wildlight development project and other purchase obligations. For additional information on the pension contribution see Note 15 — Employee Benefit Plans.

(c)
Includes 20 years of future minimum payments for perpetual Crown Forest Licenses (“CFL”). A CFL consists of a license to use public or government owned land to operate a commercial forest. The CFL's extend indefinitely and may only be terminated upon a 35-year termination notice from the government. If no termination notice is given, the CFLs renew automatically each year for a one-year term. As of December 31, 2018, the New Zealand subsidiary has two CFL’s under termination notice that are currently being relinquished as harvest activities are concluding, as well as two fixed term CFL’s expiring in 2062. The annual license fee is determined based on current market rental value, with triennial rent reviews.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

9.	INCOME TAXES
Our U.S. timber operations are primarily conducted by our REIT entity and is generally not subject to U.S. federal and state income taxation. Our New Zealand timber operations are conducted by the New Zealand subsidiary which is subject to corporate level tax in New Zealand. Our non-REIT qualifying operations, which are subject to corporate-level tax, are held by various TRS. These operations include our log trading business and certain real estate activities, such as the sale , entitlement and development of HBU properties.
PROVISION FOR INCOME TAXES FROM CONTINUING OPERATIONS
The provision for income taxes for each of the three years ended December 31 follows:

	2018	2017	2016
Current
U.S. federal	$2	$261	—
State	37	(38)	(254)
Foreign	(1,914)	(245)	(241)
	(1,875)	(22)	(495)
Deferred
U.S. federal	3,803	13,028	5,403
State	146	—	(280)
Foreign	(23,360)	(21,659)	(6,079)
	(19,411)	(8,631)	(956)
Changes in valuation allowance	(3,950)	(13,028)	(3,613)
Total	($25,236)	($21,681)	($5,064)

A reconciliation of the U.S. federal statutory income tax rate to the actual income tax rate for each of the three years ended December 31 follows:

	2018		2017		2016
U.S. federal statutory income tax rate	($29,939)	(21.0)%	($64,141)	(35.0)%	($77,992)	(35.0)%
U.S. and foreign REIT income	32,949	23.1	63,813	34.8	82,037	36.8
Matariki Group and Rayonier New Zealand Ltd	(23,166)	(16.2)	(19,182)	(10.5)	(4,799)	(2.2)
Transition tax	—	—	(3,506)	(1.9)	—	—
Change in valuation allowance	(3,950)	(2.8)	(13,028)	(7.1)	(3,613)	(1.6)
ASU No. 2016-16 adoption impact	—	—	16,631	9.1	—	—
Deemed repatriation of unremitted foreign earnings	—	—	7,368	4.0	—	—
Reduction of deferred tax asset for statutory rate change	—	—	(10,499)	(5.7)	—	—
Foreign income tax withholding	(1,848)	(1.3)	—	—	—	—
Other	718	0.5	863	0.5	(697)	(0.3)
Income tax (expense) benefit as reported for net income	($25,236)	(17.7)%	($21,681)	(11.8)%	($5,064)	(2.3)%

The Company’s effective tax rate is below the 21 percent U.S. statutory rate primarily due to tax benefits associated with being a REIT.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

DEFERRED TAXES
Deferred income taxes result from differences between the timing of recognizing revenues and expenses for financial book purposes versus income tax purposes. The nature of the temporary differences and the resulting net deferred tax asset/liability for the two years ended December 31 follows:

	2018	2017
Gross deferred tax assets:
Pension, postretirement and other employee benefits	$1,791	$1,017
New Zealand subsidiary	14,252	40,224
CBPC tax credit carry forwards	14,555	14,641
Capitalized real estate costs	7,386	7,058
U.S. TRS net operating loss	5,747	1,872
Land basis difference	11,282	11,090
Other	4,047	5,079
Total gross deferred tax assets	59,060	80,981
Less: Valuation allowance	(38,839)	(34,889)
Total deferred tax assets after valuation allowance	$20,221	$46,092
Gross deferred tax liabilities:
Accelerated depreciation	(73)	(35)
New Zealand subsidiary	(66,430)	(72,527)
Timber installment sale	(4,823)	(4,706)
Other	(1,272)	(1,270)
Total gross deferred tax liabilities	(72,598)	(78,538)
Net deferred tax liability reported as noncurrent	($52,377)	($32,446)

Foreign net operating loss (“NOL”) and tax credit carryforwards as of the two years ended December 31 follows:

	Gross Amount	Valuation Allowance	Expiration
2018
New Zealand subsidiary NOL carryforwards	$31,052	—	None
U.S. net deferred tax asset	24,284	(24,284)	None
Cellulosic Biofuel Producer Credit	14,555	(14,555)	2019
Total Valuation Allowance		($38,839)
2017
New Zealand subsidiary NOL carryforwards	$137,949	—	None
U.S. net deferred tax asset	20,248	(20,248)	None
Cellulosic Biofuel Producer Credit	14,641	(14,641)	2019
Total Valuation Allowance		($34,889)

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

UNRECOGNIZED TAX BENEFITS
A reconciliation of the beginning and ending unrecognized tax benefits for the three years ended December 31 follows:

	2018	2017	2016
Balance at January 1,	—	$135	$135
Decreases related to prior year tax positions (a)	—	(135)	—
Increases related to prior year tax positions	—	—	—
Balance at December 31,	—	—	$135

(a)	Result of a lapse of the applicable statute of limitations.
The Company records interest (and penalties, if applicable) related to unrecognized tax benefits in non-operating expense. The Company recorded no benefit to interest expense in 2018, 2017 and 2016, respectively and had no recorded liabilities for the payment of interest at December 31, 2018 and 2017.
TAX STATUTES
The following table provides detail of the tax years that remain open to examination by the IRS and other significant taxing jurisdictions:

Taxing Jurisdiction	Open Tax Years
U.S. Internal Revenue Service	2015 - 2017
New Zealand Inland Revenue	2013 - 2017

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
As a result of the reduction in the U.S. corporate tax rate, the Company remeasured its U.S. deferred tax assets and liabilities and recorded zero tax expense due to a full valuation allowance. The deemed repatriation on deferred foreign income was de minimis as the income inclusion was offset by net operating losses (“NOL”).
Effective January 1, 2018, the Act subjects a U.S. shareholder to current tax on global intangible low-taxed income (“GILTI”) earned by certain foreign subsidiaries. The Company’s REIT entity has a GILTI income inclusion of $0.8 million in the current year. The Company has made the policy election to account for the tax effects of GILTI as a component of income tax expense in the period the tax arises, to the extent applicable.
ADOPTION OF ASU 2018-02
See Note 1 — Summary of Significant Accounting Policies for discussion on the adoption of ASU 2018-02.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

10.	CONTINGENCIES

Following the Company’s November 10, 2014 earnings release and filing of the restated interim financial statements for the quarterly periods ended March 31 and June 30, 2014, (the “November 2014 Announcement”), the Company received five separate letters from shareholders requesting that the Company investigate or pursue derivative claims against certain officers and directors related to the November 2014 Announcement (the “Derivative Claims”). Although these demands did not identify any claims against the Company, the Company has certain obligations to advance expenses and provide indemnification to certain current and former officers and directors of the Company. The Company has also incurred expenses as a result of costs arising from the investigation of the claims alleged in the various demands.

Following the Company’s receipt of the Derivative Claims, it entered into a series of tolling agreements with the shareholders from whom it received demands (the “Demand Shareholders”). The last of these tolling agreements ended in March of 2017. On October 13, 2017, one of the Demand Shareholders filed an action in the United States District Court for the Middle District of Florida, styled Molloy v. Boynton, et al., Civil Action No. 3:17-cv-01157-TJC-MCR (the “Derivative Lawsuit”). The complaint alleged breaches of fiduciary duties and unjust enrichment and named as defendants certain former officers and directors of Rayonier (the former officers and directors named as defendants are collectively the “Individual Defendants”).

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

At mediation on March 13, 2018, the parties reached an agreement in principle to settle the case and amended the term sheet to memorialize such agreement (the “Settlement”). On April 17, 2018, Plaintiff sought preliminary approval of the Settlement from the Court. Pursuant to the terms of the Settlement, the Company agreed to certain governance reforms and to cause certain of its directors’ and officers’ liability insurance carriers to fund a settlement payment for the Demand Shareholders’ attorneys’ fees and expenses as well as incentive awards to the Demand Shareholders in the aggregate amount of $1.995 million. On August 17, 2018, the Court granted preliminary approval, established notice requirements and scheduled the final hearing as to approval of the Settlement. On November 2, 2018, the granted final approval and dismissed the case with prejudice. Following the dismissal, Rayonier’s insurance carriers made timely payment as required by the Settlement. The period allowed to file an appeal of the Court’s dismissal of the case expired on December 3, 2018, and no timely appeal was filed.

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
The Company provides financial guarantees as required by creditors, insurance programs, and various governmental agencies. As of December 31, 2018, the following financial guarantees were outstanding:

Financial Commitments	Maximum Potential Payment	Carrying Amount of Liability
Standby letters of credit (a)	$10,176	—
Guarantees (b)	2,254	43
Surety bonds (c)	3,185	—
Total financial commitments	$15,615	$43

(a)
Approximately $9.2 million of the standby letters of credit serve as credit support for infrastructure at the Company’s Wildlight development project. The remaining letters of credit support various insurance related agreements, primarily workers’ compensation. These letters of credit will expire at various dates during 2019 and will be renewed as required.

(b)
In conjunction with a timberland sale and note monetization in 2004, the Company issued a make-whole agreement pursuant to which it guaranteed $2.3 million of obligations of a special-purpose entity that was established to complete the monetization. At December 31, 2018, the Company has recorded a de minimis liability to reflect the fair market value of its obligation to perform under the make-whole agreement.

(c)
Rayonier issues surety bonds primarily to secure performance obligations related to various operational activities and to provide collateral for outstanding claims under the Company’s previous workers’ compensation self-insurance programs in Washington and Florida. These surety bonds expire at various dates during 2019 and are expected to be renewed as required.

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
The following table provides details of the calculation of basic and diluted EPS for the three years ended December 31:

	2018	2017	2016
Net Income	$117,330	$161,579	$217,770
Less: Net income attributable to noncontrolling interest	(15,114)	(12,737)	(5,798)
Net income attributable to Rayonier Inc.	$102,216	$148,842	$211,972

Shares used for determining basic earnings per common share	129,043,627	127,367,608	122,585,200
Dilutive effect of:
Stock options	71,276	91,956	92,473
Performance and restricted shares	575,328	350,385	134,650
Shares used for determining diluted earnings per common share	129,690,231	127,809,949	122,812,323

Basic earnings per common share attributable to Rayonier Inc.:	$0.79	$1.17	$1.73
Diluted earnings per common share attributable to Rayonier Inc.:	$0.79	$1.16	$1.73

	2018	2017	2016
Anti-dilutive shares excluded from computations of diluted earnings per share:
Stock options, performance and restricted shares	254,282	596,061	829,469

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

13.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
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
FOREIGN CURRENCY EXCHANGE AND OPTION CONTRACTS
The functional currency of Rayonier’s wholly-owned subsidiary, Rayonier New Zealand Limited, and the New Zealand subsidiary is the New Zealand dollar. The New Zealand subsidiary is exposed to foreign currency risk on export sales and ocean freight payments which are mainly denominated in U.S. dollars. The New Zealand subsidiary typically hedges 35% to 90% of its estimated foreign currency exposure with respect to the following three months forecasted sales and purchases, 25% to 75% of its forecasted sales and purchases for the forward three to 12 months and up to 50% of the forward 12 to 18 months. Foreign currency exposure from the New Zealand subsidiary’s trading operations is typically hedged based on the following three months forecasted sales and purchases. As of December 31, 2018, foreign currency exchange contracts and foreign currency option contracts had maturity dates through December 2019 and February 2020, respectively.
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
Through our ownership in the New Zealand subsidiary, the Company is exposed to foreign currency risk on shareholder distribution payments which are denominated in N.Z. dollars. On behalf of the Company, the New Zealand subsidiary typically hedges 60% to 100% of its estimated foreign currency exposure with respect to the following three months forecasted distributions, up to 75% of forecasted distributions for the forward three to six months and up to 50% of the forward six to 12 months. For the years ended December 31, 2018 and 2017, the change in fair value of the foreign exchange forward contracts of $2.2 million and $0.1 million was recorded in “Interest income and miscellaneous income (expense), net” as the contracts did not qualify for hedge accounting treatment. As of December 31, 2018, foreign exchange forward contracts had maturity dates through March 2019.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

In March 2018, the Company entered into a foreign currency exchange contract (notional amount of NZ$37 million) to mitigate the risk of fluctuations in foreign currency exchange rates when translating the New Zealand subsidiary’s balance sheet to U.S. dollars. This contract hedged the cash portion of the Company’s net investment in New Zealand and qualified as a net investment hedge. The fair value of this contract was determined by a mark-to-market valuation, which estimates fair value by discounting the difference between the contracted forward price and the current forward price for the residual maturity of the contract using a risk-free interest rate. This hedge qualified for hedge accounting whereby fluctuations in fair market value during the life of the hedge are recorded in AOCI and remain there permanently unless a partial or full liquidation of the investment is made. At each reporting period, the Company reviewed the hedge for ineffectiveness. In April 2018, the foreign currency exchange contract matured and the Company repatriated the cash. The Company did not have any ineffectiveness during the life of the hedge.
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
The following table contains information on the outstanding interest rate swaps as of December 31, 2018:

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

CARBON OPTIONS
The New Zealand subsidiary enters into carbon options from time to time to sell carbon assets at certain prices. The fair value of carbon options is determined by a mark-to-market valuation using the Black-Scholes option pricing model, which estimates fair value by discounting the difference between the contracted forward price and the current forward price for the residual maturity of the contract using a risk-free interest rate. For the year ended December 31, 2018, the change in fair value of the carbon option contracts of $0.2 million was recorded as a loss in “Interest and other miscellaneous income, net” as the contracts did not qualify for hedge accounting treatment. As of December 31, 2018, carbon option contracts had maturity dates through March 2019.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The following table demonstrates the impact of the Company’s derivatives on the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2018, 2017 and 2016.

	Location on Statement of Income and Comprehensive Income	2018	2017	2016
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive income (loss)	($4,357)	$2,100	$867
Foreign currency option contracts	Other comprehensive income (loss)	(180)	(52)	1,035
Interest rate swaps	Other comprehensive income (loss)	8,296	4,214	21,422

Derivatives designated as a net investment hedge:
Foreign currency exchange contract	Other comprehensive income (loss)	(344)	—	—
Foreign currency option contracts	Other comprehensive income (loss)	—	—	(4,606)

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Other operating income, net	—	—	895
	Interest income and miscellaneous income (expense), net	2,183	47	—
Foreign currency option contracts	Other operating income, net	—	—	258
Carbon options	Interest income and miscellaneous income (expense), net	(158)	—	—
Interest rate swaps	Interest income and miscellaneous income (expense), net	—	—	(1,219)

During the next 12 months, the amount of the December 31, 2018 AOCI balance, net of tax, expected to be reclassified into earnings as a result of the maturation of the Company’s derivative instruments is a loss of approximately $1.1 million.
The following table contains the notional amounts of the derivative financial instruments recorded in the Consolidated Balance Sheets at December 31, 2018 and 2017:

	Notional Amount
	2018	2017
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	$69,950	$107,400
Foreign currency option contracts	24,000	48,000
Interest rate swaps	650,000	650,000

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	9,396	18,439
Carbon options (a)	2,517	—

(a)	Notional amount for carbon options is calculated as the number of units outstanding multiplied by the spot price as of December 31, 2018.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The following table contains the fair values of the derivative financial instruments recorded in the Consolidated Balance Sheets at December 31, 2018 and 2017. Changes in balances of derivative financial instruments are recorded as operating activities in the Consolidated Statements of Cash Flows:

		Fair Value Assets (Liabilities) (a)
	Location on Balance Sheet	2018	2017
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other current assets	—	$2,286
	Other assets	—	538
	Other current liabilities	(1,569)	(37)
Foreign currency option contracts	Other current assets	217	389
	Other assets	102	137
	Other current liabilities	(106)	(119)
	Other non-current liabilities	(68)	(55)
Interest rate swaps	Other assets	23,735	17,473
	Other non-current liabilities	—	(2,033)

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Other current assets	152	209
	Other current liabilities	(24)	(189)
Carbon options (a)	Other current liabilities	(322)	—

Total derivative contracts:
Other current assets		$369	$2,884
Other assets		23,837	18,148
Total derivative assets		$24,206	$21,032

Other current liabilities		(2,021)	(345)
Other non-current liabilities		(68)	(2,088)
Total derivative liabilities		($2,089)	($2,433)

(a)	See Note 14 — Fair Value Measurements for further information on the fair value of our derivatives including their classification within the fair value hierarchy.
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
The following table presents the carrying amount and estimated fair values of financial instruments held by the Company at December 31, 2018 and 2017, using market information and what the Company believes to be appropriate valuation methodologies under generally accepted accounting principles:

	December 31, 2018			December 31, 2017
Asset (liability) (a)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$148,374	$148,374	—	$112,653	$112,653	—
Restricted cash (b)	8,080	8,080	—	59,703	59,703	—
Current maturities of long-term debt	—	—	—	(3,375)	—	(3,375)
Long-term debt (c)	(972,567)	—	(975,845)	(1,022,004)	—	(1,030,135)
Interest rate swaps (d)	23,735	—	23,735	15,440	—	15,440
Foreign currency exchange contracts (d)	(1,442)	—	(1,442)	2,807	—	2,807
Foreign currency option contracts (d)	145	—	145	352	—	352
Carbon options contracts (d)	(322)	—	(322)	—	—	—

(a)	The Company did not have Level 3 assets or liabilities at December 31, 2018 and 2017.

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
The following tables set forth the change in the projected benefit obligation and plan assets and reconcile the funded status and the amounts recognized in the Consolidated Balance Sheets for the pension and postretirement benefit plans for the two years ended December 31:

	Pension		Postretirement
	2018	2017	2018	2017
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$87,986	$81,752	$1,420	$1,285
Service cost	—	—	7	6
Interest cost	3,021	3,259	38	53
Actuarial (gain) loss	(8,160)	6,123	(149)	89
Benefits paid	(3,288)	(3,148)	(13)	(13)
Projected benefit obligation at end of year	$79,559	$87,986	$1,303	$1,420

Change in Plan Assets
Fair value of plan assets at beginning of year	$57,377	$51,114	—	—
Actual return on plan assets	(4,638)	9,909	—	—
Employer contributions	2,829	90	13	13
Benefits paid	(4,002)	(3,148)	(13)	(13)
Other expense	(617)	(588)	—	—
Fair value of plan assets at end of year	$50,949	$57,377	—	—

Funded Status at End of Year:
Net accrued benefit cost	($28,610)	($30,609)	($1,303)	($1,420)

Amounts Recognized in the Consolidated
Balance Sheets Consist of:
Current liabilities	($86)	($92)	($27)	($32)
Noncurrent liabilities	(28,524)	(30,517)	(1,276)	(1,388)
Net amount recognized	($28,610)	($30,609)	($1,303)	($1,420)

Net gains or losses recognized in other comprehensive income for the three years ended December 31 are as follows:

	Pension			Postretirement
	2018	2017	2016	2018	2017	2016
Net (losses) gains	($1,743)	($583)	$3,119	$149	($89)	($99)

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Net gains or losses and prior service costs or credits reclassified from other comprehensive income and recognized as a component of pension and postretirement expense for the three years ended December 31 are as follows:

	Pension			Postretirement
	2018	2017	2016	2018	2017	2016
Amortization of losses (gains)	$673	$466	$2,526	$2	($1)	($13)
Amortization of prior service cost	—	—	—	—	—	—

Net losses that have not yet been included in pension and postretirement expense for the two years ended December 31, which have been recognized as a component of AOCI are as follows:

	Pension		Postretirement
	2018	2017	2018	2017
Net (losses) gains	($23,252)	($22,183)	($7)	($157)
Deferred income tax benefit	1,216	1,927	6	6
AOCI	($22,036)	($20,256)	($1)	($151)

For pension and postretirement plans with accumulated benefit obligations in excess of plan assets, the following table sets forth the projected and accumulated benefit obligations and the fair value of plan assets for the two years ended December 31:

	2018	2017
Projected benefit obligation	$79,559	$87,986
Accumulated benefit obligation	79,559	87,986
Fair value of plan assets	50,949	57,377

The following tables set forth the components of net pension and postretirement benefit (credit) cost that have been recognized during the three years ended December 31:

	Pension			Postretirement
	2018	2017	2016	2018	2017	2016
Components of Net Periodic Benefit (Credit) Cost
Service cost	—	—	$1,307	$7	$6	$4
Interest cost	3,021	3,259	3,474	38	53	42
Expected return on plan assets	(3,934)	(3,781)	(4,030)	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Amortization of losses (gains)	673	466	2,526	2	(1)	(13)
Net periodic benefit (credit) cost	($240)	($56)	$3,277	$47	$58	$33

The estimated pre-tax amounts that will be amortized from AOCI into net periodic benefit cost in 2019 are as follows:

	Pension	Postretirement
Amortization of loss	$633	—

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The following table sets forth the principal assumptions inherent in the determination of benefit obligations and net periodic benefit cost of the pension and postretirement benefit plans as of December 31:

	Pension			Postretirement
	2018	2017	2016	2018	2017	2016
Assumptions used to determine benefit obligations at December 31:
Discount rate	4.11%	3.48%	4.01%	4.18%	3.56%	4.12%
Rate of compensation increase	—	—	4.16%	4.50%	4.50%	4.50%
Assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	3.48%	4.01%	4.20%	3.56%	4.12%	4.34%
Expected long-term return on plan assets	7.17%	7.17%	7.70%	—	—	—
Rate of compensation increase	—	—	4.16%	4.50%	4.50%	4.50%

At December 31, 2018, the pension plan’s discount rate was 4.1%, which closely approximates interest rates on high quality, long-term obligations. In 2018, the expected return on plan assets remained at 7.2%, which is based on historical and expected long-term rates of return on broad equity and bond indices and consideration of the actual annualized rate of return. The Company utilizes this information in developing assumptions for returns, and risks and correlation of asset classes, which are then used to establish the asset allocation ranges.
INVESTMENT OF PLAN ASSETS
The Company’s pension plans’ asset allocation (excluding short-term investments) at December 31, 2018 and 2017, and target allocation ranges by asset category are as follows:

	Percentage of Plan Assets		Target Allocation Range
Asset Category	2018	2017
Domestic equity securities	39%	41%	35-45%
International equity securities	28%	26%	20-30%
Domestic fixed income securities	26%	26%	25-29%
International fixed income securities	5%	4%	3-7%
Real estate fund	2%	3%	2-4%
Total	100%	100%

The Company’s Pension and Savings Plan Committee and the Audit Committee of the Board of Directors oversee the pension plans’ investment program which is designed to maximize returns and provide sufficient liquidity to meet plan obligations while maintaining acceptable risk levels. The investment approach emphasizes diversification by allocating the plans’ assets among asset categories and selecting investment managers whose various investment methodologies will be minimally correlative with each other. Investments within the equity categories may include large capitalization, small capitalization and emerging market securities, while the international fixed income portfolio may include emerging markets debt. Pension assets did not include a direct investment in Rayonier common shares at December 31, 2018 or 2017.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

FAIR VALUE MEASUREMENTS
The following table sets forth by level, within the fair value hierarchy (see Note 1 — Summary of Significant Accounting Policies for definition), the assets of the plans as of December 31, 2018 and 2017.

	Fair Value at December 31, 2018				Fair Value at December 31, 2017
Asset Category	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Investments at Fair Value:
Mutual Funds	—	—	—	—	$8,986	—	—	$8,986
Investments at Net Asset Value:
Separate Investment Accounts				50,949				48,391
Total Investments at Fair Value				$50,949				$57,377

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
Separate investment accounts are measured using the unit value calculated based on the Net Asset Value (“NAV”) of the underlying assets. The NAV is based on the fair value of the underlying investments held by each fund less liabilities divided by the units outstanding as of the valuation date. These funds are not publicly traded; however, the unit price calculation is based on observable market inputs of the funds’ underlying assets.
The Company did not have Level 2 or Level 3 assets at December 31, 2018 and 2017.
CASH FLOWS
Expected benefit payments to be made by the Company for the next 10 years are as follows:

	Pension Benefits	Postretirement Benefits
2019	$3,512	$36
2020	3,717	38
2021	3,836	41
2022	4,035	44
2023	4,114	47
2024-2028	22,167	278

The Company has approximately $1.4 million of pension contribution requirements in 2019.
DEFINED CONTRIBUTION PLANS
The Company provides a defined contribution plan to all of its employees. Company match contributions charged to expense for these plans were $0.9 million, $0.8 million and $0.7 million for the years ended December 31, 2018, 2017 and 2016, respectively. The defined contribution plan includes Rayonier common shares with a fair market value of $9.7 million and $12.3 million at December 31, 2018 and 2017, respectively. As of June 1, 2016, the Rayonier Inc. Common Stock Fund was closed to new contributions. Transfers out of the fund will continue to be permitted, but no new investments or transfers into the fund are allowed.
As discussed above, the defined benefit pension plan is currently frozen. In lieu of the pension plan, employees are eligible to receive an enhanced match contribution. Company enhanced match contributions charged to expense for the years ended December 31, 2018, 2017 and 2016 were $0.8 million, $0.8 million and $0.5 million, respectively.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

16.	INCENTIVE STOCK PLANS
The Rayonier Incentive Stock Plan (the “Stock Plan”) provides up to 15.8 million shares to be granted for incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and restricted stock units, subject to certain limitations. At December 31, 2018, a total of 4.5 million shares were available for future grants under the Stock Plan. Under the Stock Plan, shares available for issuance are reduced by 1 share for each option or right granted and by 2.27 shares for each performance share, restricted share or restricted stock unit granted. The Company issues new shares of stock upon the exercise of stock options, the granting of restricted stock, and the vesting of performance shares.
A summary of the Company’s stock-based compensation cost is presented below:

	2018	2017	2016
Selling and general expenses	$5,623	$4,784	$4,607
Cost of sales	704	556	487
Timber and Timberlands, net (a)	101	56	42
Total stock-based compensation	$6,428	$5,396	$5,136

Tax benefit recognized related to stock-based compensation expense (b)	$338	$249	$483

(a)	Represents amounts capitalized as part of the overhead allocation of timber-related costs.

(b)	A valuation allowance is recorded against the tax benefit recognized as the Company does not expect to be able to realize the benefit in the future.
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
As of December 31, 2018, there was $4.6 million of unrecognized compensation cost solely attributable to Rayonier restricted stock held by Rayonier employees. The Company expects to recognize this cost over a weighted average period of 2.9 years.
A summary of the Company’s restricted shares is presented below:

	2018	2017	2016
Restricted shares granted	87,924	97,643	106,326
Weighted average price of restricted shares granted	$35.44	$28.18	$25.08
Intrinsic value of restricted stock outstanding (a)	8,792	8,906	6,177
Grant date fair value of restricted stock vested	1,582	1,198	2,248
Cash used to purchase common shares from current and former employees to pay minimum withholding tax requirements on restricted shares vested	$334	$176	$178

(a)	Intrinsic value of restricted stock outstanding is based on the market price of the Company’s stock at December 31, 2018.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	2018
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested Restricted Shares at January 1,	281,569	$29.32
Granted	87,924	35.44
Vested	(49,780)	31.78
Cancelled	(2,214)	28.16
Non-vested Restricted Shares at December 31,	317,499	$30.64

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
The Stock Plan allows for the cash settlement of the minimum required withholding tax on performance share unit awards. As of December 31, 2018, there was $5.0 million of unrecognized compensation cost related to the Company’s performance share unit awards, which is solely attributable to awards granted in 2016, 2017 and 2018 to Rayonier employees. This cost is expected to be recognized over a weighted average period of 1.8 years.
A summary of the Company’s performance share units is presented below:

	2018	2017	2016
Common shares reserved for performance shares granted during year	213,154	226,448	250,584
Weighted average fair value of performance share units granted	$40.27	$32.17	$28.79
Intrinsic value of outstanding performance share units (a)	9,229	10,414	7,482
Fair value of performance shares vested	5,670	—	—
Cash used to purchase common shares from current and former employees to pay minimum withholding tax requirements on performance shares vested	2,651	—	—

(a)	Intrinsic value of outstanding performance share units is based on the market price of the Company's stock at December 31, 2018.

	2018
	Number of Units	Weighted Average Grant Date Fair Value
Outstanding Performance Share units at January 1,	329,239	$30.21
Granted	106,577	40.27
Units Distributed	(102,523)	29.62
Other Cancellations/Adjustments	(11)	30.24
Outstanding Performance Share units at December 31,	333,282	$33.60

Expected volatility was estimated using daily returns on the Company’s common shares for the three-year period ending on the grant date. The risk-free rate was based on the 3-year U.S. treasury rate on the date of the award. The dividend yield was not used to calculate fair value as awards granted receive dividend equivalents. The following table provides an overview of the assumptions used in calculating the fair value of the awards granted for the three years ended December 31, 2018:

	2018	2017	2016
Expected volatility	20.8%	23.3%	25.4%
Risk-free rate	2.4%	1.5%	0.9%

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
A summary of the status of the Company’s stock options as of and for the year ended December 31, 2018 is presented below.

	2018
	Number of Shares	Weighted Average Exercise Price (per common share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1,	841,066	$30.13
Granted	—	—
Exercised	(322,913)	26.61
Cancelled or expired	(8,031)	34.32
Options outstanding at December 31,	510,122	32.29	3.6	$392
Options exercisable at December 31,	510,122	$32.29	3.6	$392

A summary of additional information pertaining to the Company’s stock options is presented below:

	2018	2017	2016
Intrinsic value of options exercised (a)	$2,618	$1,993	$539
Fair value of options vested	6,832	6,138	1,317
Cash received from exercise of options	8,591	4,751	1,576

(a)	Intrinsic value of options exercised is the amount by which the fair value of the stock on the exercise date exceeded the exercise price of the option.
As of December 31, 2018, compensation cost related to stock options held by the Company’s employees was fully recognized.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

17.	OTHER OPERATING INCOME, NET
The following table provides the composition of Other operating income, net for the three years ended December 31:

	2018	2017	2016
Foreign currency (loss) income	$238	($394)	$283
Gain (loss) on sale or disposal of property plant & equipment	7	(68)	85
Gain (loss) on foreign currency exchange and option contracts	132	3,438	(645)
Gain on foreign currency derivatives (a)	—	—	1,153
Income from sale of unused Internet Protocol addresses	646	—	—
Log trading marketing fees	286	1,222	951
Income from New Zealand Timber settlement	—	420	—
Deferred payments related to prior land sales	—	—	8,658
Costs related to business combination	—	—	(1,316)
Miscellaneous expense, net	(169)	(225)	(83)
Total	$1,140	$4,393	$9,086

(a)	The Company used foreign exchange derivatives to mitigate the risk of fluctuations in foreign exchange rates while awaiting the capital contribution to the New Zealand subsidiary.

18.	INVENTORY
As of December 31, 2018 and 2017, Rayonier’s inventory was solely comprised of finished goods, as follows:

	2018	2017
Finished goods inventory
Real estate inventory (a)	$11,919	$18,350
Log inventory	3,784	5,791
Total inventory	$15,703	$24,141

(a)
Represents cost of HBU real estate (including capitalized development investments) expected to be sold within 12 months. See Note 6 — Higher and Better Use Timberlands and Real Estate Development Investments for additional information.

19.	RESTRICTED CASH
In order to qualify for like-kind exchange (“LKE”) treatment, the proceeds from real estate sales must be deposited with a third-party intermediary. These proceeds are accounted for as restricted cash until a suitable replacement property is acquired. In the event that the LKE purchases are not completed, the proceeds are returned to the Company after 180 days and reclassified as available cash. As of December 31, 2018 and 2017, the Company had $8.1 million and $59.7 million, respectively, of proceeds from real estate sales classified as restricted cash which were deposited with an LKE intermediary as well as cash held in escrow for a real estate sale.
The following table contains the amount of restricted cash recorded in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows for the years ended December 31:

	2018	2017
Restricted cash deposited with LKE intermediary	$7,530	$59,153
Restricted cash held in escrow	550	550
Total restricted cash shown in the Consolidated Balance Sheets	8,080	59,703
Cash and cash equivalents	148,374	112,653
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$156,454	$172,356

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

20.	OTHER ASSETS
Included in Other Assets are derivatives, goodwill in the New Zealand subsidiary, long-term prepaid roads, and other deferred expenses including deferred financing costs related to revolving debt and capitalized software costs.
See Note 13 — Derivative Financial Instruments and Hedging Activities for further information on derivatives including their classification on the Consolidated Balance Sheets.
Changes in goodwill for the years ended December 31, 2018 and 2017 were:

	2018	2017
Balance, January 1 (net of $0 of accumulated impairment)	$8,776	$8,679
Changes to carrying amount
Acquisitions	—	—
Impairment	—	—
Foreign currency adjustment	(469)	97
Balance, December 31 (net of $0 of accumulated impairment)	$8,307	$8,776

See Note 1 — Summary of Significant Accounting Policies for additional information on goodwill.
As of December 31, 2018 and 2017, Rayonier’s prepaid logging and secondary roads follows:

	2018	2017
Long-term and prepaid and secondary roads
Pacific Northwest long-term prepaid roads	$4,000	$3,696
New Zealand long-term secondary roads	3,072	2,667
Total long-term prepaid and secondary roads	$7,072	$6,363

See Note 1 — Summary of Significant Accounting Policies for additional information on prepaid logging roads.
As of December 31, 2018 and 2017, Rayonier’s deferred financing costs related to revolving debt follows:

	2018	2017
Deferred financing costs related to revolving debt	$213	$341

See Note 1 — Summary of Significant Accounting Policies for additional information on deferred financing costs related to revolving debt.
As of December 31, 2018 and 2017, Rayonier’s capitalized software costs follows:

	2018	2017
Capitalized software costs	$3,776	$4,092

See Note 1 — Summary of Significant Accounting Policies for additional information on capitalized software costs.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

21.	ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
The following table summarizes the changes in AOCI by component for the years ended December 31, 2018 and 2017. All amounts are presented net of tax effect and exclude portions attributable to noncontrolling interest.

	Foreign currency translation gains/(losses)	Net investment hedges of New Zealand JV	Cash flow hedges		Employee benefit plans		Total
Balance as of December 31, 2016	$8,559	$1,665	$10,831		($20,199)		$856
Other comprehensive income/(loss) before reclassifications	7,416	—	7,321		(673)		14,064
Amounts reclassified from accumulated other comprehensive income	—	—	(1,968)		465		(1,503)
Net other comprehensive income/(loss)	7,416	—	5,353		(208)		12,561
Balance as of December 31, 2017	$15,975	$1,665	$16,184		($20,407)		$13,417
Other comprehensive (loss)/income before reclassifications	(16,985)	(344)	5,944	(a)	(1,594)		(12,979)
Amounts reclassified from accumulated other comprehensive income	—	—	(163)		(36)	(b)	(199)
Net other comprehensive (loss)/income	(16,985)	(344)	5,781		(1,630)		(13,178)
Balance as of December 31, 2018	($1,010)	$1,321	$21,965		($22,037)		$239

(a)	Includes $8.3 million of other comprehensive gain related to interest rate swaps. See Note 13 — Derivative Financial Instruments and Hedging Activities for additional information.

(b)
This component of other comprehensive income is included in the computation of net periodic pension cost. See Note 15 — Employee Benefit Plans for additional information. Additionally, this component includes a $0.7 million adjustment related to the adoption of ASU 2018-02. See Note 1 — Summary of Significant Accounting Policies

The following table presents details of the amounts reclassified in their entirety from AOCI for the years ended December 31, 2018 and 2017:

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the income statement
	2018	2017
Realized (gain) loss on foreign currency exchange contracts	($121)	($2,631)	Other operating income, net
Realized (gain) loss on foreign currency option contracts	(173)	(919)	Other operating income, net
Noncontrolling interest	68	817	Comprehensive income (loss) attributable to noncontrolling interest
Income tax expense (benefit) from foreign currency contracts	63	765	Income tax expense benefit (Note 9)
Net (gain) loss on cash flow hedges reclassified from accumulated other comprehensive income	($163)	($1,968)

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

22.	QUARTERLY RESULTS FOR 2018 and 2017 (UNAUDITED)

	Quarter Ended				Total Year
(thousands of dollars, except per share amounts)	Mar. 31	June 30	Sept. 30	Dec. 31
2018
Sales	$203,196	$245,906	$200,890	$166,146	$816,138
Cost of sales	(138,488)	(184,418)	(143,261)	(139,092)	(605,259)
Net Income	42,706	39,338	30,639	4,647	117,330
Net Income attributable to Rayonier Inc.	40,539	36,258	23,432	1,987	102,216
Basic EPS attributable to Rayonier Inc.	$0.31	$0.28	$0.18	$0.02	$0.79
Diluted EPS attributable to Rayonier Inc.	$0.31	$0.28	$0.18	$0.02	$0.79

2017
Sales	$194,491	$200,964	$184,419	$239,722	$819,596
Cost of sales	(136,828)	(144,610)	(136,983)	(149,832)	(568,253)
Net Income	35,083	30,773	28,803	66,920	161,579
Net Income attributable to Rayonier Inc.	33,843	26,161	24,688	64,150	148,842
Basic EPS attributable to Rayonier Inc.	$0.27	$0.20	$0.19	$0.50	$1.17
Diluted EPS attributable to Rayonier Inc.	$0.27	$0.20	$0.19	$0.50	$1.16

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

23.	CONSOLIDATING FINANCIAL STATEMENTS
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

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Year Ended December 31, 2018
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$816,138	—	$816,138
Costs and Expenses
Cost of sales	—	—	(605,259)	—	(605,259)
Selling and general expenses	—	(19,812)	(22,139)	—	(41,951)
Other operating (expense) income, net	(12)	543	609	—	1,140
	(12)	(19,269)	(626,789)	—	(646,070)
OPERATING (LOSS) INCOME	(12)	(19,269)	189,349	—	170,068
Interest expense	(12,556)	(19,155)	(355)	—	(32,066)
Interest and miscellaneous income (expense), net	6,648	3,863	(5,947)	—	4,564
Equity in income from subsidiaries	108,136	144,916	—	(253,052)	—
INCOME BEFORE INCOME TAXES	102,216	110,355	183,047	(253,052)	142,566
Income tax expense	—	(2,219)	(23,017)	—	(25,236)
NET INCOME	102,216	108,136	160,030	(253,052)	117,330
Less: Net income attributable to noncontrolling interest	—	—	(15,114)	—	(15,114)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	102,216	108,136	144,916	(253,052)	102,216
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment, net of income tax	(17,329)	386	(23,145)	17,329	(22,759)
Cash flow hedges, net of income tax	5,782	8,296	(3,267)	(5,782)	5,029
Actuarial change and amortization of pension and postretirement plan liabilities, net of income tax	(1,630)	(1,630)	—	1,630	(1,630)
Total other comprehensive (loss) income	(13,177)	7,052	(26,412)	13,177	(19,360)
COMPREHENSIVE INCOME	89,039	115,188	133,618	(239,875)	97,970
Less: Comprehensive income attributable to noncontrolling interest	—	—	(8,931)	—	(8,931)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$89,039	$115,188	$124,687	($239,875)	$89,039

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Year Ended December 31, 2017
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$819,596	—	$819,596
Costs and Expenses
Cost of sales	—	—	(568,253)	—	(568,253)
Selling and general expenses	—	(16,797)	(23,448)	—	(40,245)
Other operating (expense) income, net	—	(479)	4,872	—	4,393
	—	(17,276)	(586,829)	—	(604,105)
OPERATING (LOSS) INCOME	—	(17,276)	232,767	—	215,491
Interest expense	(12,556)	(19,699)	(1,816)	—	(34,071)
Interest and miscellaneous income (expense), net	9,679	2,878	(10,717)	—	1,840
Equity in income from subsidiaries	151,719	186,388	—	(338,107)	—
INCOME BEFORE INCOME TAXES	148,842	152,291	220,234	(338,107)	183,260
Income tax expense	—	(572)	(21,109)	—	(21,681)
NET INCOME	148,842	151,719	199,125	(338,107)	161,579
Less: Net income attributable to noncontrolling interest	—	—	(12,737)	—	(12,737)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	148,842	151,719	186,388	(338,107)	148,842
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment, net of income tax	7,416	—	9,114	(7,416)	9,114
Cash flow hedges, net of income tax	5,353	4,214	1,479	(5,353)	5,693
Actuarial change and amortization of pension and postretirement plan liabilities, net of income tax	(208)	(208)	—	208	(208)
Total other comprehensive income	12,561	4,006	10,593	(12,561)	14,599
COMPREHENSIVE INCOME	161,403	155,725	209,718	(350,668)	176,178
Less: Comprehensive income attributable to noncontrolling interest	—	—	(14,775)	—	(14,775)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$161,403	$155,725	$194,943	($350,668)	$161,403

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Year Ended December 31, 2016
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$815,915	—	$815,915
Costs and Expenses
Cost of sales	—	—	(526,439)	—	(526,439)
Selling and general expenses	—	(15,253)	(27,532)	—	(42,785)
Other operating (expense) income, net	—	(448)	9,534	—	9,086
	—	(15,701)	(544,437)	—	(560,138)
OPERATING (LOSS) INCOME	—	(15,701)	271,478	—	255,777
Interest expense	(12,555)	(16,775)	(2,915)	—	(32,245)
Interest and miscellaneous income (expense), net	8,613	2,750	(12,061)	—	(698)
Equity in income from subsidiaries	215,914	246,193	—	(462,107)	—
INCOME BEFORE INCOME TAXES	211,972	216,467	256,502	(462,107)	222,834
Income tax expense	—	(553)	(4,511)	—	(5,064)
NET INCOME	211,972	215,914	251,991	(462,107)	217,770
Less: Net income attributable to noncontrolling interest	—	—	(5,798)	—	(5,798)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	211,972	215,914	246,193	(462,107)	211,972
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment, net of income tax	2,780	(4,606)	10,930	(2,782)	6,322
Cash flow hedges, net of income tax	22,607	21,422	1,401	(22,608)	22,822
Actuarial change and amortization of pension and postretirement plan liabilities, net of income tax	5,533	5,533	—	(5,533)	5,533
Total other comprehensive income	30,920	22,349	12,331	(30,923)	34,677
COMPREHENSIVE INCOME	242,892	238,263	264,322	(493,030)	252,447
Less: Comprehensive income attributable to noncontrolling interest	—	—	(9,555)	—	(9,555)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$242,892	$238,263	$254,767	($493,030)	$242,892

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of December 31, 2018
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$361	$104,777	$43,236	—	$148,374
Accounts receivable, less allowance for doubtful accounts	—	3,752	22,399	—	26,151
Inventory	—	—	15,703	—	15,703
Prepaid logging roads	—	—	11,976	—	11,976
Prepaid expenses	—	977	4,063	—	5,040
Other current assets	—	108	501	—	609
Total current assets	361	109,614	97,878	—	207,853
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	2,401,327	—	2,401,327
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS	—	—	85,609	—	85,609
NET PROPERTY, PLANT AND EQUIPMENT	—	16,940	5,811	—	22,751
RESTRICTED CASH	—	—	8,080	—	8,080
INVESTMENT IN SUBSIDIARIES	1,833,899	3,022,875	—	(4,856,774)	—
INTERCOMPANY RECEIVABLE	49,461	(638,424)	588,963	—	—
OTHER ASSETS	2	19,244	35,800	—	55,046
TOTAL ASSETS	$1,883,723	$2,530,249	$3,223,468	($4,856,774)	$2,780,666
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	—	$1,616	$16,403	—	$18,019
Accrued taxes	—	8	3,170	—	3,178
Accrued payroll and benefits	—	5,848	4,568	—	10,416
Accrued interest	3,047	1,960	—	—	5,007
Deferred revenue	—	—	10,447	—	10,447
Other current liabilities	—	216	16,258	—	16,474
Total current liabilities	3,047	9,648	50,846	—	63,541
LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS	323,803	648,764	—	—	972,567
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	30,484	(684)	—	29,800
OTHER NON-CURRENT LIABILITIES	—	7,454	52,754	—	60,208
INTERCOMPANY PAYABLE	—	—	—	—	—
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,556,873	1,833,899	3,022,875	(4,856,774)	1,556,873
Noncontrolling interest	—	—	97,677	—	97,677
TOTAL SHAREHOLDERS’ EQUITY	1,556,873	1,833,899	3,120,552	(4,856,774)	1,654,550
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,883,723	$2,530,249	$3,223,468	($4,856,774)	$2,780,666

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of December 31, 2017
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$48,564	$25,042	$39,047	—	$112,653
Accounts receivable, less allowance for doubtful accounts	—	3,726	23,967	—	27,693
Inventory	—	—	24,141	—	24,141
Prepaid logging roads	—	—	11,207	—	11,207
Prepaid expenses	—	759	4,027	—	4,786
Other current assets	—	14	3,033	—	3,047
Total current assets	48,564	29,541	105,422	—	183,527
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	2,462,066	—	2,462,066
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS	—	—	80,797	—	80,797
NET PROPERTY, PLANT AND EQUIPMENT	—	21	23,357	—	23,378
RESTRICTED CASH	—	—	59,703	—	59,703
INVESTMENT IN SUBSIDIARIES	1,531,156	2,814,408	—	(4,345,564)	—
INTERCOMPANY RECEIVABLES	40,067	(628,167)	588,100	—	—
OTHER ASSETS	2	12,680	36,328	—	49,010
TOTAL ASSETS	$1,619,789	$2,228,483	$3,355,773	($4,345,564)	$2,858,481
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	—	$2,838	$22,310	—	$25,148
Current maturities of long-term debt	—	—	3,375	—	3,375
Accrued taxes	—	48	3,733	—	3,781
Accrued payroll and benefits	—	5,298	4,364	—	9,662
Accrued interest	3,047	1,995	12	—	5,054
Deferred revenue	—	—	9,721	—	9,721
Other current liabilities	—	564	11,243	—	11,807
Total current liabilities	3,047	10,743	54,758	—	68,548
LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS	323,434	663,570	35,000	—	1,022,004
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	32,589	(684)	—	31,905
OTHER NON-CURRENT LIABILITIES	—	9,386	33,698	—	43,084
INTERCOMPANY PAYABLE	(299,715)	(18,961)	318,676	—	—
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,593,023	1,531,156	2,814,408	(4,345,564)	1,593,023
Noncontrolling interest	—	—	99,917	—	99,917
TOTAL SHAREHOLDERS’ EQUITY	1,593,023	1,531,156	2,914,325	(4,345,564)	1,692,940
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,619,789	$2,228,483	$3,355,773	($4,345,564)	$2,858,481

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Year Ended December 31, 2018
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	$284,781	$182,057	($156,742)	—	$310,096
INVESTING ACTIVITIES
Capital expenditures	—	(59)	(62,266)	—	(62,325)
Real estate development investments	—	—	(9,501)	—	(9,501)
Purchase of timberlands	—	—	(57,608)	—	(57,608)
Investment in subsidiaries	—	6,128	—	(6,128)	—
Other	—	—	(3,421)	—	(3,421)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	6,069	(132,796)	(6,128)	(132,855)
FINANCING ACTIVITIES
Issuance of debt	—	—	1,014	—	1,014
Repayment of debt	—	(50,000)	(4,416)	—	(54,416)
Dividends paid	(136,698)	(74)	—	—	(136,772)
Proceeds from the issuance of common shares under incentive stock plan	8,591	—	—	—	8,591
Repurchase of common shares	(2,984)	—	—	—	(2,984)
Proceeds from shareholder distribution hedge	—	—	2,025	—	2,025
Distribution to minority shareholder	—	—	(11,172)	—	(11,172)
Issuance of intercompany notes	299,715	18,961	(318,676)	—	—
Intercompany distributions	(501,608)	(77,278)	572,758	6,128	—
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(332,984)	(108,391)	241,533	6,128	(193,714)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	571	—	571
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	(48,203)	79,735	(47,434)	—	(15,902)
Balance, beginning of year	48,564	25,042	98,750	—	172,356
Balance, end of year	$361	$104,777	$51,316	—	$156,454

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Year Ended December 31, 2017
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	($48,104)	$111,431	$192,957	—	$256,284
INVESTING ACTIVITIES
Capital expenditures	—	—	(65,345)	—	(65,345)
Real estate development investments	—	—	(15,784)	—	(15,784)
Purchase of timberlands	—	—	(242,910)	—	(242,910)
Net proceeds from large disposition of timberlands	—	—	95,243	—	95,243
Rayonier office building under construction	—	—	(6,084)	—	(6,084)
Investment in subsidiaries	—	38,546	—	(38,546)	—
Other	—	—	(373)	—	(373)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	38,546	(235,253)	(38,546)	(235,253)
FINANCING ACTIVITIES
Issuance of debt	—	25,000	38,389	—	63,389
Repayment of debt	—	(15,000)	(85,157)	—	(100,157)
Dividends paid	(127,069)	—	—	—	(127,069)
Proceeds from the issuance of common shares under incentive stock plan	4,751	—	—	—	4,751
Proceeds from the issuance of common shares from equity offering, net of costs	152,390	—	—	—	152,390
Repurchase of common shares	(176)	—	—	—	(176)
Issuance of intercompany notes	(32,000)	—	32,000	—	—
Intercompany distributions	77,319	(144,396)	28,531	38,546	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	75,215	(134,396)	13,763	38,546	(6,872)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	580	—	580
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	27,111	15,581	(27,953)	—	14,739
Balance, beginning of year	21,453	9,461	126,703	—	157,617
Balance, end of year	$48,564	$25,042	$98,750	—	$172,356

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Year Ended December 31, 2016
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	($7,480)	$113,775	$97,506	—	$203,801
INVESTING ACTIVITIES
Capital expenditures	—	—	(58,723)	—	(58,723)
Real estate development investments	—	—	(8,746)	—	(8,746)
Purchase of timberlands	—	—	(366,481)	—	(366,481)
Assets purchased in business acquisition	—	—	(887)	—	(887)
Net proceeds from large disposition of timberlands	—	—	203,862	—	203,862
Rayonier office building under construction	—	—	(6,307)	—	(6,307)
Investment in subsidiaries	—	(293,820)	—	293,820	—
Other	—	—	2,311	—	2,311
CASH USED FOR INVESTING ACTIVITIES	—	(293,820)	(234,971)	293,820	(234,971)
FINANCING ACTIVITIES
Issuance of debt	—	548,000	147,916	—	695,916
Repayment of debt	—	(140,000)	(318,415)	—	(458,415)
Dividends paid	(122,845)	—	—	—	(122,845)
Proceeds from the issuance of common shares under incentive stock plan	1,576	—	—	—	1,576
Repurchase of common shares	(690)	—	—	—	(690)
Debt issuance costs	—	(818)	—	—	(818)
Issuance of intercompany notes	(12,000)	—	12,000	—	—
Intercompany distributions	160,597	(230,893)	364,116	(293,820)	—
Other	(177)	—	(124)	—	(301)
CASH PROVIDED BY FINANCING ACTIVITIES	26,461	176,289	205,493	(293,820)	114,423
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(938)	—	(938)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	18,981	(3,756)	67,090	—	82,315
Balance, beginning of year	2,472	13,217	59,613	—	75,302
Balance, end of year	$21,453	$9,461	$126,703	—	$157,617

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of the disclosure controls and procedures were effective as of December 31, 2018.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
In the year ended December 31, 2018, based upon the evaluation required by paragraph (d) of Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
Not applicable.

PART III
Certain information required by Part III is incorporated by reference from the Company’s Definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2019 Annual Meeting of Shareholders (the “Proxy Statement”). We will make the Proxy Statement available on our website at www.rayonier.com as soon as it is filed with the SEC.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
A list of our executive officers and their biographical information are found in Item 1 in this Annual Report on Form 10-K. Additional information required by this Item with respect to directors and other governance matters is incorporated by reference from the sections entitled “Proposal No. 1 - Election of Directors,” “Corporate Governance,” “Named Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Report of the Audit Committee” in the Proxy Statement.
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

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this report:

(1)	See Index to Financial Statements on page 50 for a list of the financial statements filed as part of this report.

(2)	Financial Statement Schedules:

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2018, 2017, and 2016
(In Thousands)

Description	Balance at Beginning of Year	Additions Charged to Cost and Expenses		Deductions	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2018	$23	—		($15)	$8
Year ended December 31, 2017	33	—		(10)	23
Year ended December 31, 2016	42	—		(9)	33

Deferred tax asset valuation allowance:
Year ended December 31, 2018	$34,889	$3,950	(a)	—	$38,839
Year ended December 31, 2017	21,861	13,028	(a)	—	34,889
Year ended December 31, 2016	18,248	3,613	(a)	—	21,861

(a)	The 2018, 2017 and 2016 increase is comprised of valuation allowance against the TRS deferred tax assets.

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
None.

EXHIBIT INDEX
The following is a list of exhibits filed as part of the Form 10-K. As permitted by the rules of the SEC, the Company has not filed certain instruments defining the rights of holders of long-term debt of the Company or its consolidated subsidiaries under which the total amount of securities authorized does not exceed 10 percent of the total assets of the Company and its consolidated subsidiaries. The Company agrees to furnish to the SEC, upon request, a copy of any omitted instrument.

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

4.6	Form of Note for 3.75% Senior Notes due 2022 (contained in Exhibit A to Exhibit 4.4)	Incorporated by reference to Exhibit 4.2 to the Registrant’s March 5, 2012 Form 8-K

4.7	Indenture among Rayonier A.M. Products Inc., the guarantors party thereto from time to time and Wells Fargo Bank, National Association, as Trustee, dated as of May 22, 2014	Incorporated by reference to Exhibit 4.1 to the Registrant’s May 22, 2014 Form 8-K

Exhibit No.	Description	Location
10.1	Rayonier Investment and Savings Plan for Salaried Employees effective March 1, 1994, amended and restated effective April 1, 2015 and further amended effective September 8, 2015*	Incorporated by reference to Exhibit 10.2 to the Registrant’s December 31, 2015 Form 10-K

10.2	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective as of June 1, 2016, executed February 25, 2016*	Incorporated by reference to Exhibit 10.1 to the Registrant’s March 31, 2016 Form 10-Q

10.3	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective as of January 1, 2017, executed October 24, 2016*	Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2016 Form 10-Q

10.4	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective as of January 1, 2017, executed January 17, 2017*	Incorporated by reference to Exhibit 10.1 to the Registrant’s March 31, 2017 Form 10-Q

10.5	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective as of January 1, 2017, executed July 20, 2017*	Incorporated by reference to Exhibit 10.1 to the Registrant’s June 30, 2017 Form 10-Q

10.6	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective as of October 1, 2017, executed November 9, 2017*	Incorporated by reference to Exhibit 10.6 to the Registrant’s December 31, 2017 Form 10-K

10.7	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective as of November 1, 2018, executed December 21, 2018*	Filed herewith

10.8	Amended and Restated Retirement Plan for Salaried Employees of Rayonier Inc. effective January 1, 2014*	Incorporated by reference to Exhibit 10.9 to the Registrant’s December 31, 2015 Form 10-K

10.9	First Amendment to the Retirement Plan for Salaried Employees of Rayonier Inc. effective as of December 31, 2016*	Incorporated by reference to Exhibit 10.2 to the Registrant’s September 30, 2016 Form 10-Q

10.10	Rayonier Inc. Excess Benefit Plan, as amended*	Incorporated by reference to Exhibit 10.2 to the Registrant’s June 30, 2010 Form 10-Q

10.11	Rayonier Inc. Excess Savings and Deferred Compensation Plan, as amended and restated*	Incorporated by reference to Exhibit 10.3 to the Registrant’s June 30, 2010 Form 10-Q

10.12	Form of Rayonier Inc. Excess Savings and Deferred Compensation Plan Agreements*	Incorporated by reference to Exhibit 10.4 to the Registrant’s June 30, 2010 Form 10-Q

10.13	Rayonier Non-Equity Incentive Plan*	Incorporated by reference to Appendix B to the Registrant’s March 31, 2008 Proxy Statement

10.14	Form of Rayonier Outside Directors Compensation Program/Cash Deferral Option Agreement*	Incorporated by reference to Exhibit 10.24 to the Registrant’s December 31, 2006 Form 10-K

10.15	Trust Agreement for the Rayonier Inc. Legal Resources Trust*	Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2014 Form 10-Q

10.16
Master Shareholder Agreement in Relation to Matariki Forests, dated July 15, 2005, by and among SAS Trustee Corporation, Deutshe Asset Management (Australia) Limited, Rayonier Canterbury LLC, Rayonier New Zealand Limited, Cameron and Company Limited, Matariki Forests Australia Pty Limited, Matariki Forestry Group and Matariki Forests
Incorporated by reference to Exhibit 10.38 to the Registrant’s June 30, 2005 Form 10-Q

Exhibit No.	Description	Location
10.17
Deed of Amendment and Restatement of Shareholder Agreement, dated April 22, 2014, by and among Rayonier Canterbury LLC, Waimarie Forests Pty Limited, Matariki Forestry Group, Matariki Forests and Phaunos Timber Fund Limited
Incorporated by reference to Exhibit 10.11 to the Registrant’s June 30, 2014 Form 10-Q

10.18	Intellectual Property Agreement, dated June 27, 2014, by and between Rayonier Inc. and Rayonier Advanced Materials Inc.	Incorporated by reference to Exhibit 10.4 to the Registrant’s June 30, 2014 Form 8-K

10.19	Form of Indemnification Agreement between Rayonier Inc. and its Officers and Directors*	Incorporated by reference to Exhibit 10.8 to the Registrant’s June 30, 2014 Form 10-Q

10.20	Rayonier Incentive Stock Plan, as amended*	Incorporated by reference to Exhibit 10.2 to the Registrant’s March 31, 2015 Form 10-Q

10.21	Rayonier Incentive Stock Plan, as amended*	Filed herewith
10.22	Form of Rayonier Incentive Stock Plan Non-Qualified Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.19 to the Registrant’s December 31, 2008 Form 10-K

10.23	Form of Rayonier Incentive Stock Plan Restricted Stock Award Agreement*	Incorporated by reference to Exhibit 10.5 to the Registrant’s March 31, 2015 Form 10-Q

10.24	Form of Rayonier Incentive Stock Plan Supplemental Terms Applicable to the 2014 Equity Award Grant*	Incorporated by reference to Exhibit 10.23 to the Registrant’s December 31, 2013 Form 10-K

10.25	2015 Performance Share Award Program*	Incorporated by reference to Exhibit 10.3 to the Registrant’s March 31, 2015 Form 10-Q

10.26	2016 Performance Share Award Program*	Incorporated by reference to Exhibit 10.44 to the Registrant’s December 31, 2015 Form 10-K

10.27	2017 Performance Share Award Program*	Incorporated by reference to Exhibit 10.2 to the Registrant’s March 31, 2017 Form 10-Q

10.28	2018 Performance Share Award Program*	Incorporated by reference to Exhibit 10.1 to the Registrant’s March 31, 2018 Form 10-Q
10.29	Rayonier Inc. Supplemental Savings Plan effective March 1, 2016*	Incorporated by reference to Exhibit 10.2 to the Registrant’s March 31, 2016 Form 10-Q

10.30
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

10.31
First Amendment and Incremental Term Loan Agreement dated as of April 28, 2016, by and among Rayonier Inc., Rayonier TRS Holdings Inc., Rayonier Operating Company LLC, as Borrowers, CoBank, ACB, as Administrative Agent and the several banks, financial institutions and other institutional lenders party thereto
Incorporated by reference to Exhibit 10.1 to the Registrant’s May 2, 2016 Form 8-K

Exhibit No.	Description	Location
10.32	2016 Guarantee Agreement dated as of April 28, 2016 among Rayonier Inc., Rayonier TRS Holdings Inc. and COBANK, ACB, as Administrative Agent	Incorporated by reference to Exhibit 10.2 to the Registrant’s May 2, 2016 Form 8-K

10.33	Amended and Restated Executive Severance Pay Plan effective as of December 31, 2016*	Incorporated by reference to Exhibit 10.3 to the Registrant’s September 30, 2016 Form 10-Q

10.34	Rayonier Annual Bonus Program, as amended and restated, effective as of January 1, 2018*	Incorporated by reference to Exhibit 10.31 to the Registrant’s December 31, 2017 Form 10-K

21	Subsidiaries of the registrant	Filed herewith

23.1	Consent of Ernst & Young LLP	Filed herewith

24	Powers of attorney	Filed herewith

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14-(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101
The following financial information from our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016; (ii) the Consolidated Balance Sheets as of December 31, 2018 and 2017; (iii) the Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2018, 2017 and 2016; (iv) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016; and (v) the Notes to the Consolidated Financial Statements.
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
February 22, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID L. NUNES	President and Chief Executive Officer	February 22, 2019
David L. Nunes (Principal Executive Officer)

/s/ MARK MCHUGH	Senior Vice President and Chief Financial Officer	February 22, 2019
Mark McHugh (Principal Financial Officer)

/s/ APRIL TICE	Director, Financial Services and Corporate Controller	February 22, 2019
April Tice (Principal Accounting Officer)

*	Chairman of the Board
Richard D. Kincaid

*	Director
Keith E. Bass

*	Director
Dod A. Fraser

*	Director
Scott R. Jones

*	Director
Bernard Lanigan, Jr.

*	Director
Blanche L. Lincoln

*	Director
V. Larkin Martin

*	Director
Andrew G. Wiltshire

*By:	/s/ MARK R. BRIDWELL	February 22, 2019
Mark R. Bridwell Attorney-In-Fact