Form 10-Q
period 2019-03-31
RAYONIER INC
filed 2019-05-03
CIK 52827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 1-6780
Incorporated in the State of North Carolina
I.R.S. Employer Identification No. 13-2607329
1 RAYONIER WAY
WILDLIGHT, FL 32097
(Principal Executive Office)
Telephone Number: (904) 357-9100

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol	Exchange
COMMON STOCK, $0.0 PAR VALUE	RYN	NEW YORK STOCK EXCHANGE

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
YES ☐        NO  ☒

As of April 26, 2019, there were outstanding 129,635,639 Common Shares of the registrant.

i

PART I.        FINANCIAL INFORMATION

Item 1.         Financial Statements

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
SALES (NOTE 2)	$191,546	$203,196
Costs and Expenses
Cost of sales	(143,251)	(138,488)
Selling and general expenses	(9,810)	(9,003)
Other operating income, net (Note 16)	35	1,369
	(153,026)	(146,122)
OPERATING INCOME	38,520	57,074
Interest expense	(7,710)	(8,052)
Interest and other miscellaneous income, net	1,332	620
INCOME BEFORE INCOME TAXES	32,142	49,642
Income tax expense (Note 9)	(4,349)	(6,936)
NET INCOME	27,793	42,706
Less: Net income attributable to noncontrolling interest	(2,999)	(2,167)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	24,794	40,539
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment, net of income tax expense of $0 and $0	6,033	9,688
Cash flow hedges, net of income tax expense of $335 and $368	(10,686)	16,615
Amortization of pension and postretirement plans, net of income tax expense of $0 and $0	112	159
Total other comprehensive (loss) income	(4,541)	26,462
COMPREHENSIVE INCOME	23,252	69,168
Less: Comprehensive income attributable to noncontrolling interest	(4,551)	(4,483)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$18,701	$64,685
EARNINGS PER COMMON SHARE (NOTE 12)
Basic earnings per share attributable to Rayonier Inc.	$0.19	$0.31
Diluted earnings per share attributable to Rayonier Inc.	$0.19	$0.31

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	March 31, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$154,613	$148,374
Accounts receivable, less allowance for doubtful accounts of $8 and $8	32,031	26,151
Inventory (Note 17)	26,221	15,703
Prepaid expenses	17,283	17,016
Other current assets	738	609
Total current assets	230,886	207,853
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,395,625	2,401,327
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 7)	76,287	85,609
PROPERTY, PLANT AND EQUIPMENT
Land	4,131	4,131
Buildings	22,621	22,503
Machinery and equipment	3,772	3,534
Construction in progress	550	567
Total property, plant and equipment, gross	31,074	30,735
Less — accumulated depreciation	(8,533)	(7,984)
Total property, plant and equipment, net	22,541	22,751
RESTRICTED CASH (NOTE 18)	9,867	8,080
RIGHT OF USE ASSETS (NOTE 3)	105,745	—
OTHER ASSETS	43,259	55,046
TOTAL ASSETS	$2,884,210	$2,780,666
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$25,958	$18,019
Accrued taxes	4,028	3,178
Accrued payroll and benefits	4,732	10,416
Accrued interest	8,106	5,007
Deferred revenue	8,468	10,447
Other current liabilities	27,050	16,474
Total current liabilities	78,342	63,541
LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS (NOTE 6)	972,707	972,567
PENSION AND OTHER POSTRETIREMENT BENEFITS (NOTE 15)	29,812	29,800
LONG-TERM LEASE LIABILITY (NOTE 3)	95,009	—
OTHER NON-CURRENT LIABILITIES	67,140	60,208
COMMITMENTS AND CONTINGENCIES (NOTES 8 and 10)
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 shares authorized,129,513,566 and 129,488,675 shares issued and outstanding	886,304	884,263
Retained earnings	662,116	672,371
Accumulated other comprehensive (loss) income (Note 19)	(5,853)	239
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,542,567	1,556,873
Noncontrolling interest	98,633	97,677
TOTAL SHAREHOLDERS’ EQUITY	1,641,200	1,654,550
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,884,210	$2,780,666

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except share data)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2019	129,488,675	$884,263	$672,371	$239	$97,677	$1,654,550
Net income	—	—	24,794	—	2,999	27,793
Dividends ($0.27 per share)	—	—	(35,049)	—	—	(35,049)
Issuance of shares under incentive stock plans	26,031	597	—	—	—	597
Stock-based compensation	—	1,477	—	—	—	1,477
Repurchase of common shares	(1,140)	(33)	—	—	—	(33)
Amortization of pension and postretirement plan liabilities	—	—	—	112	—	112
Foreign currency translation adjustment	—	—	—	4,680	1,353	6,033
Cash flow hedges	—	—	—	(10,884)	198	(10,686)
Distribution to minority shareholder	—	—	—	—	(3,594)	(3,594)
Balance, March 31, 2019	129,513,566	$886,304	$662,116	($5,853)	$98,633	$1,641,200

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2018	128,970,776	$872,228	$707,378	$13,417	$99,917	$1,692,940
Net income	—	—	40,539	—	2,167	42,706
Dividends ($0.25 per share)	—	—	(32,634)	—	—	(32,634)
Issuance of shares under incentive stock plans	204,336	5,455	—	—	—	5,455
Stock-based compensation	—	1,262	—	—	—	1,262
Repurchase of common shares	(811)	(18)	—	—	—	(18)
Actuarial change and amortization of pension and postretirement plan liabilities	—	—	—	159	—	159
Foreign currency translation adjustment	—	—	—	7,606	2,082	9,688
Cash flow hedges	—	—	—	16,381	234	16,615
Balance, March 31, 2018	129,174,301	$878,927	$715,283	$37,563	$104,400	$1,736,173

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2019	2018
OPERATING ACTIVITIES
Net income	$27,793	$42,706
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	36,491	34,537
Non-cash cost of land and improved development	4,030	1,624
Stock-based incentive compensation expense	1,477	1,262
Deferred income taxes	3,705	6,982
Amortization of losses from pension and postretirement plans	112	159
Other	1,491	6,271
Changes in operating assets and liabilities:
Receivables	(8,195)	(10,473)
Inventories	(1,343)	(1,268)
Accounts payable	6,389	3,921
Income tax receivable/payable	—	(290)
All other operating activities	(1,033)	(7,196)
CASH PROVIDED BY OPERATING ACTIVITIES	70,917	78,235
INVESTING ACTIVITIES
Capital expenditures	(14,122)	(13,192)
Real estate development investments	(1,677)	(2,340)
Purchase of timberlands	(12,349)	(12)
Other	2,337	(2,105)
CASH USED FOR INVESTING ACTIVITIES	(25,811)	(17,649)
FINANCING ACTIVITIES
Repayment of debt	—	(29,375)
Dividends paid	(34,877)	(32,123)
Proceeds from the issuance of common shares under incentive stock plan	597	5,455
Repurchase of common shares	(33)	(18)
Distribution to minority shareholder	(3,594)	—
Other	(16)	—
CASH USED FOR FINANCING ACTIVITIES	(37,923)	(56,061)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	843	807
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	8,026	5,332
Balance, beginning of year	156,454	172,356
Balance, end of period	$164,480	$177,688
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest (a)	$2,120	$2,585
Income taxes	631	281
Non-cash investing activity:
Capital assets purchased on account	3,354	1,525

(a)
Interest paid is presented net of patronage payments received of $3.9 million and $3.7 million for the three months ended March 31, 2019 and March 31, 2018, respectively. For additional information on patronage payments, see Note 5 — Debt in the 2018 Form 10-K.

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

1.	BASIS OF PRESENTATION
The unaudited consolidated financial statements and notes thereto of Rayonier Inc. and its subsidiaries (“Rayonier” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end balance sheet information was derived from audited financial statements not included herein. In the opinion of management, these financial statements and notes reflect any adjustments (all of which are normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. These statements and notes should be read in conjunction with the financial statements and supplementary data included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC (the “2018 Form 10-K”).
SUMMARY OF UPDATES TO SIGNIFICANT ACCOUNTING POLICIES
For information on updated significant accounting policies due to the adoption of ASC 842, see Note 3 — Leases. For a full description of our other significant accounting policies, see Note 1 — Basis of Presentation in the 2018 Form 10-K.
RECENTLY ADOPTED STANDARDS
ASU 2016-02 (ASC 842)
The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), on January 1, 2019 and elected to apply the standard as of that day. As such, the Consolidated Balance Sheet as of March 31, 2019 includes right-of-use assets and lease liabilities related to the rights and obligations created by the Company’s long-term leases. Prior periods have not been restated.
The Company applied the following practical expedients in the transition to the new standard and allowed under ASC 842-10-65-1:

Practical Expedient	Description
Reassessment of expired or existing contracts
The Company elected not to reassess, at the application date, whether any expired or existing contracts contained leases, the lease classification for any expired or existing leases, and the accounting for initial direct costs for any existing leases.

Use of hindsight
The Company elected to use hindsight in determining the lease term (that is, when considering options to extend or terminate the lease and to purchase the underlying asset) and in assessing impairment of right-to-use assets.

Reassessment of existing or expired land easements
The Company elected not to evaluate existing or expired land easements that were not previously accounted for as leases under ASC 840, as allowed under the transition practical expedient. Going forward, new or modified land easements will be evaluated under ASU No. 2016-02.

See Note 3 — Leases for additional qualitative and quantitative disclosures required under ASU No. 2016-02.
OTHER RECENTLY ADOPTED STANDARDS
The Company adopted ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities in the first quarter ended March 31, 2019 with no material impact on the consolidated financial statements.
The Company adopted ASU No 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting in the first quarter ended March 31, 2019 with no impact on the consolidated financial statements.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

NEW ACCOUNTING STANDARDS
In the first quarter 2019, the Financial Accounting Standards Board (“FASB”) did not issue any Accounting Standard Updates which are expected to have a material retrospective or future effect on the consolidated financial statements.
SUBSEQUENT EVENTS
The Company has evaluated events occurring from March 31, 2019 to the date of issuance of these Consolidated Financial Statements for potential recognition or disclosure in the consolidated financial statements. No events were identified that warranted recognition or disclosure.

2.    REVENUE
PERFORMANCE OBLIGATIONS
The Company recognizes revenues when control of promised goods or services (“performance obligations”) is transferred to customers, in an amount that reflects the consideration expected in exchange for those goods or services (“transaction price”). The Company generally satisfies performance obligations within a year of entering into a contract and therefore has applied the disclosure exemption found under ASC 606-10-50-14. Unsatisfied performance obligations as of March 31, 2019 are primarily due to advances on stumpage contracts and unearned license revenue.These performance obligations are expected to be satisfied within the next twelve months. The Company generally collects payment within a year of satisfying performance obligations and therefore has elected not to adjust revenues for a financing component.
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
The following table summarizes revenue recognized during the three months ended March 31, 2019 and 2018 that was included in the contract liability balance at the beginning of each year:

	Three Months Ended March 31,
	2019	2018
Revenue recognized from contract liability balance at the beginning of the year (a)	$5,356	$6,372

(a)	Revenue recognized was primarily from hunting licenses and the use of advances on pay-as-cut timber sales.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables present our revenue from contracts with customers disaggregated by product type for the three months ended March 31, 2019 and 2018:

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Elim.	Total
March 31, 2019
Pulpwood	$26,799	$2,820	$8,767	—	$4,326	—	$42,712
Sawtimber	23,152	17,277	45,863	—	27,512	—	113,804
Hardwood	1,086	—	—	—	—	—	1,086
Total Timber Sales	51,037	20,097	54,630	—	31,838	—	157,602
License Revenue, Primarily From Hunting	4,026	4	53	—	—	—	4,083
Other Non-Timber/Carbon Revenue	5,783	434	2,447	—	—	—	8,664
Agency Fee Income	—	—	—	—	198	—	198
Total Non-Timber Sales	9,809	438	2,500	—	198	—	12,945
Improved Development	—	—	—	341	—	—	341
Unimproved Development	—	—	—	1,000	—	—	1,000
Rural	—	—	—	12,665	—	—	12,665
Non-strategic / Timberlands	—	—	—	6,934	—	—	6,934
Other	—	—	—	59	—	—	59
Total Real Estate Sales	—	—	—	20,999	—	—	20,999

Revenue from Contracts with Customers	60,846	20,535	57,130	20,999	32,036	—	191,546
Intersegment	—	—	—	—	29	(29)	—
Total Revenue	$60,846	$20,535	$57,130	$20,999	$32,065	($29)	$191,546

March 31, 2018
Pulpwood	$21,606	$3,419	$5,844	—	$4,257	—	$35,126
Sawtimber	15,937	27,068	44,745	—	34,826	—	122,576
Hardwood	597	—	—	—	—	—	597
Total Timber Sales	38,140	30,487	50,589	—	39,083	—	158,299
License Revenue, Primarily from Hunting	4,084	25	52	—	—	—	4,161
Other Non-Timber/Carbon Revenue	1,364	862	2,323	—	—	—	4,549
Agency Fee Income	—	—	—	—	123	—	123
Total Non-Timber Sales	5,448	887	2,375	—	123	—	8,833
Improved Development	—	—	—	1,121	—	—	1,121
Unimproved Development	—	—	—	7,446	—	—	7,446
Rural	—	—	—	1,652	—	—	1,652
Non-strategic / Timberlands	—	—	—	25,845	—	—	25,845
Total Real Estate Sales	—	—	—	36,064	—	—	36,064

Revenue from Contracts with Customers	43,588	31,374	52,964	36,064	39,206	—	203,196
Intersegment	—	—	—	—	6	(6)	—
Total Revenue	$43,588	$31,374	$52,964	$36,064	$39,212	($6)	$203,196

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables present our timber sales disaggregated by contract type for the three months ended March 31, 2019 and 2018:

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Trading	Total
March 31, 2019
Stumpage Pay-as-Cut	$28,008	—	—	—	$28,008
Stumpage Lump Sum	2,095	—	—	—	2,095
Total Stumpage	30,103	—	—	—	30,103

Delivered Wood (Domestic)	19,338	20,097	20,700	2,124	62,259
Delivered Wood (Export)	1,596	—	33,930	29,714	65,240
Total Delivered	20,934	20,097	54,630	31,838	127,499

Total Timber Sales	$51,037	$20,097	$54,630	$31,838	$157,602

March 31, 2018
Stumpage Pay-as-Cut	$22,511	—	—	—	$22,511
Stumpage Lump Sum	1,818	5,106	—	—	6,924
Total Stumpage	24,329	5,106	—	—	29,435

Delivered Wood (Domestic)	13,377	25,381	20,103	937	59,798
Delivered Wood (Export)	434	—	30,486	38,146	69,066
Total Delivered	13,811	25,381	50,589	39,083	128,864

Total Timber Sales	$38,140	$30,487	$50,589	$39,083	$158,299

3.    LEASES
ADOPTION OF ASC 842
For information on the adoption of ASC 842, including required transition disclosures, see Note 1 — Basis of Presentation.
TIMBERLAND LEASES
U.S. timberland leases typically have initial terms of approximately 30 to 65 years, with renewal provisions in some cases. New Zealand timberland lease terms typically range between 30 and 99 years. New Zealand lease arrangements generally consist of Crown Forest Licenses (“CFLs”), forestry rights and land leases. A CFL is a license arrangement to use government or privately owned land to operate a commercial forest. CFLs generally extend indefinitely and may only be terminated upon a 35-year termination notice. If no termination notice is given, the CFLs renew automatically each year for a one-year term. Alternatively, some CFLs extend for a specific term. Once a CFL is terminated, the Company may be able to obtain a forestry right from the subsequent owner. A forestry right is a license arrangement with a private entity to use their lands to operate a commercial forest. Forestry rights terminate either upon the issuance of a termination notice (which can last 35 to 45 years), completion of harvest, or a specified termination date.
As of March 31, 2019, the New Zealand subsidiary has two CFLs comprising 9,000 acres under termination notice that are currently being relinquished as harvest activities are concluding, as well as two fixed-term CFLs comprising 3,000 acres expiring in 2062. Additionally, the New Zealand subsidiary has two forestry rights comprising 33,000 acres under termination notice that are currently being relinquished as harvest activities are concluding.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

OTHER NON-TIMBERLAND LEASES
In addition to our timberland holdings, we lease properties for certain office locations. Our significant leased properties include a regional office in Lufkin, Texas; our Pacific Northwest Timber office in Hoquiam, Washington and our New Zealand Timber and Trading headquarters in Auckland, New Zealand.
LEASE MATURITIES, LEASE COST AND OTHER LEASE INFORMATION
The following table details the Company’s undiscounted lease obligations as of March 31, 2019 by type of lease and year of expiration:

		Year of Expiration
Lease obligations	Total	Remaining 2019	2020	2021	2022	2023	Thereafter
Operating lease liabilities	198,899	8,623	10,071	9,217	8,321	8,285	154,382
Total Undiscounted Cash Flows	198,899	$8,623	$10,071	$9,217	$8,321	$8,285	$154,382
Imputed interest	(93,224)
Balance at March 31, 2019	105,675
Less: Current portion	(10,666)
Non-current portion at March 31, 2019	$95,009

The following table details components of the Company’s lease cost for the three months ended March 31, 2019:

Three Months Ended March 31,
Lease Cost Components	2019
Operating lease cost	2,437
Variable lease cost (a)	76
Total lease cost (b)	$2,513

(a)	The majority of timberland leases are subject to increases or decreases based on either the Consumer Price Index, Producer Price Index or market rates.

(b)
Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for these leases are expensed on a straight line basis over the lease term. Short-term lease expense was not material for the three months ended March 31, 2019.

The following table details components of the Company’s lease cost for the three months ended March 31, 2019:

Three Months Ended March 31,
Supplemental cash flow information related to leases:	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	973
Investing cash flows from operating leases	1,464
Total cash flows from operating leases	$2,437

Weighted-average remaining lease term in years - operating leases	29
Weighted-average discount rate - operating leases	5%
The Company applied the following practical expedients upon adoption of the the new standard and allowed under ASC 842:

Practical Expedient	Description
Short-term leases
The Company does not record right-of-use assets or lease liabilities for short-term leases (a lease that at commencement date has a lease term of 12 months or less and does not contain a purchase option that is reasonably certain to be exercised).

Separation of lease and non-lease components
The Company does not separate non-lease components from the associated lease components if they have the same timing and pattern of transfer and, if accounted for separately, would both be classified as an operating lease

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

4.	NEW ZEALAND SUBSIDIARY
The Company maintains a 77% controlling financial interest in Matariki Forestry Group (the “New Zealand subsidiary”), a joint venture that owns or leases approximately 409,000 legal acres of New Zealand timberland. Accordingly, the Company consolidates the New Zealand subsidiary’s balance sheet and results of operations. The portions of the consolidated financial position and results of operations attributable to the New Zealand subsidiary’s 23% noncontrolling interest are shown separately within the Consolidated Statements of Income and Comprehensive Income and Consolidated Statements of Shareholders’ Equity. Rayonier New Zealand Limited (“RNZ”), a wholly-owned subsidiary of Rayonier Inc., serves as the manager of the New Zealand subsidiary.

5.    SEGMENT AND GEOGRAPHICAL INFORMATION
Sales between operating segments are made based on estimated fair market value, and intercompany sales, purchases and profits (losses) are eliminated in consolidation. The Company evaluates financial performance based on segment operating income and Adjusted EBITDA. Asset information is not reported by segment, as the Company does not produce asset information by segment internally.
Operating income as presented in the Consolidated Statements of Income and Comprehensive Income is equal to segment income. Certain income (loss) items in the Consolidated Statements of Income and Comprehensive Income are not allocated to segments. These items, which include interest income (expense), miscellaneous income (expenses) and income tax expense, are not considered by management to be part of segment operations and are included under “unallocated interest expense and other.”
The following tables summarize the segment information for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
SALES	2019	2018
Southern Timber	$60,846	$43,588
Pacific Northwest Timber	20,535	31,374
New Zealand Timber	57,130	52,964
Real Estate	20,999	36,064
Trading	32,065	39,212
Intersegment Eliminations	(29)	(6)
Total	$191,546	$203,196

	Three Months Ended March 31,
OPERATING INCOME (LOSS)	2019	2018
Southern Timber	$21,520	$12,227
Pacific Northwest Timber	(3,741)	4,674
New Zealand Timber	15,720	15,957
Real Estate	10,027	28,054
Trading	480	149
Corporate and other	(5,486)	(3,987)
Total Operating Income	38,520	57,074
Unallocated interest expense and other	(6,378)	(7,432)
Total Income before Income Taxes	$32,142	$49,642

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended March 31,
DEPRECIATION, DEPLETION AND AMORTIZATION	2019	2018
Southern Timber	$19,727	$15,979
Pacific Northwest Timber	6,826	9,504
New Zealand Timber	6,319	5,717
Real Estate	3,335	3,066
Corporate and other	284	271
Total	$36,491	$34,537

	Three Months Ended March 31,
NON-CASH COST OF LAND AND IMPROVED DEVELOPMENT	2019	2018
Real Estate	4,030	1,624
Total	$4,030	$1,624

6.	DEBT
Rayonier’s debt consisted of the following at March 31, 2019:

March 31, 2019
Term Credit Agreement borrowings due 2024 at a variable interest rate of 4.1% at March 31, 2019 (a)	$350,000
Senior Notes due 2022 at a fixed interest rate of 3.75%	325,000
Incremental Term Loan Agreement borrowings due 2026 at a variable interest rate of 4.4% at March 31, 2019 (b)	300,000
Total debt	975,000
Less: Deferred financing costs	(2,293)
Long-term debt, net of deferred financing costs	$972,707

(a)
As of March 31, 2019, the periodic interest rate on the term loan facility was LIBOR plus 1.625%. The Company estimates the effective fixed interest rate on the term loan facility to be approximately 3.3% after consideration of interest rate swaps and estimated patronage refunds.

(b)
As of March 31, 2019, the periodic interest rate on the incremental term loan was LIBOR plus 1.900%. The Company estimates the effective fixed interest rate on the incremental term loan facility to be approximately 2.8% after consideration of interest rate swaps and estimated patronage refunds.

Principal payments due during the next five years and thereafter are as follows:

2019	—
2020	—
2021	—
2022	325,000
2023	—
Thereafter	650,000
Total Debt	$975,000

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

2019 DEBT ACTIVITY
During the three months ended March 31, 2019, the Company made no borrowings or repayments on its Revolving Credit Facility. At March 31, 2019, the Company had available borrowings of $190.6 million under the Revolving Credit Facility, net of $9.4 million to secure its outstanding letters of credit.
During the three months ended March 31, 2019, the New Zealand subsidiary made no borrowings or repayments on its working capital facility. At March 31, 2019, the New Zealand subsidiary had NZ$20.0 million of available borrowings under its working capital facility.
DEBT COVENANTS
In connection with the Company’s $350 million term credit agreement (the “Term Credit Agreement”), $300 million incremental term loan agreement (the “Incremental Term Loan Agreement”) and $200 million revolving credit facility (the “Revolving Credit Facility”), customary covenants must be met, the most significant of which include interest coverage and leverage ratios.
In addition to these financial covenants listed above, the Senior Notes, Term Credit Agreement, Incremental Term Loan Agreement and Revolving Credit Facility include customary covenants that limit the incurrence of debt and the disposition of assets, among others. At March 31, 2019, the Company was in compliance with all applicable covenants.

7.	HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS
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
An analysis of higher and better use timberlands and real estate development investments from December 31, 2018 to March 31, 2019 is shown below:

	Higher and Better Use Timberlands and Real Estate Development Investments
	Land and Timber	Development Investments	Total
Non-current portion at December 31, 2018	$59,189	$26,420	$85,609
Plus: Current portion (a)	4,239	7,680	11,919
Total Balance at December 31, 2018	63,428	34,100	97,528
Non-cash cost of land and improved development	(974)	(233)	(1,207)
Timber depletion from harvesting activities and basis of timber sold in real estate sales	(1,020)	—	(1,020)
Capitalized real estate development investments (b)	—	1,677	1,677
Capital expenditures (silviculture)	35	—	35
Intersegment transfers	16	—	16
Total Balance at March 31, 2019	61,485	35,544	97,029
Less: Current portion (a)	(7,948)	(12,794)	(20,742)
Non-current portion at March 31, 2019	$53,537	$22,750	$76,287

(a)	The current portion of Higher and Better Use Timberlands and Real Estate Development Investments is recorded in Inventory. See Note 17 — Inventory for additional information.

(b)	Capitalized real estate development investments include $0.2 million of capitalized interest.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

8.    COMMITMENTS
At March 31, 2019, the future minimum payments under non-cancellable commitments were as follows:

	Development Projects (a)	Pension Contribution (b)	Commitments (c)	Total
Remaining 2019	$2,130	$1,326	$950	$4,406
2020	—	442	254	696
2021	—	—	46	46
2022	—	—	3	3
2023	—	—	—	—
Thereafter	—	—	—	—
	$2,130	$1,768	$1,253	$5,151

(a)	Consists of payments expected to be made on the Company’s Wildlight development project.

(b)	Pension contribution requirements are based on actuarially determined estimates and IRS minimum funding requirements.

(c)
Commitments include payments expected to be made on derivative financial instruments (foreign exchange contracts and interest rate swaps), payments to be made on timberland deeds and other purchase obligations.

9.    INCOME TAXES
The Company’s timber operations are primarily conducted by the Company’s REIT entity, which is generally not subject to U.S. federal and state income tax. The New Zealand timber operations are conducted by the New Zealand subsidiary, which is subject to corporate level tax in New Zealand. Non-REIT qualifying operations, which are subject to corporate-level tax, are conducted by various TRS entities. These operations include log trading and certain real estate activities, such as the sale, entitlement and development of HBU properties.
PROVISION FOR INCOME TAXES
The Company’s tax expense is principally related to New Zealand corporate level tax on the New Zealand subsidiary income. The following table contains the income tax expense recognized on the Consolidated Statements of Income and Comprehensive Income.

	Three Months Ended March 31,
	2019	2018
Income tax expense	($4,349)	($6,936)

ANNUAL EFFECTIVE TAX RATE
The Company’s effective tax rate is below the 21.0% U.S. statutory rate due to tax benefits associated with being a REIT. The following table contains the Company’s annualized effective tax rate.

	Three Months Ended March 31,
	2019	2018
Annualized effective tax rate	12.7%	13.9%

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

10.	CONTINGENCIES
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

11.	GUARANTEES
The Company provides financial guarantees as required by creditors, insurance programs, and various governmental agencies.
As of March 31, 2019, the following financial guarantees were outstanding:

Financial Commitments (a)	Maximum Potential Payment
Standby letters of credit (b)	$9,365
Surety bonds (c)	3,297
Total financial commitments	$12,662

(a)
The Company has not recorded any liabilities for these financial commitments in the Consolidated Balance Sheets. The guarantees are not subject to measurement, as the guarantees are dependent on the Company’s own performance.

(b)
Approximately $8.4 million of the standby letters of credit serve as credit support for infrastructure at the Company’s Wildlight development project. The remaining letters of credit support various insurance related agreements, primarily workers’ compensation. These letters of credit will expire at various dates during 2019 and will be renewed as required.

(c)
Rayonier issues surety bonds primarily to secure performance obligations related to various operational activities and to provide collateral for outstanding claims under the Company’s previous workers’ compensation self-insurance programs in Washington and Florida. These surety bonds expire at various dates during 2019 and 2020 and are expected to be renewed as required.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

12.    EARNINGS PER COMMON SHARE
The following table provides details of the calculations of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2019	2018
Net Income	$27,793	$42,706
Less: Net income attributable to noncontrolling interest	(2,999)	(2,167)
Net income attributable to Rayonier Inc.	$24,794	$40,539

Shares used for determining basic earnings per common share	129,172,925	128,801,210
Dilutive effect of:
Stock options	19,696	78,475
Performance and restricted shares	557,660	672,712
Shares used for determining diluted earnings per common share	129,750,281	129,552,397

Basic earnings per common share attributable to Rayonier Inc.:	$0.19	$0.31

Diluted earnings per common share attributable to Rayonier Inc.:	$0.19	$0.31

	Three Months Ended March 31,
	2019	2018
Anti-dilutive shares excluded from the computations of diluted earnings per share:
Stock options and performance shares	438,273	171,819

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
Accounting for derivative financial instruments is governed by ASC Topic 815, Derivatives and Hedging, (“ASC 815”). In accordance with ASC 815, the Company records its derivative instruments at fair value as either assets or liabilities in the Consolidated Balance Sheets. Changes in the instruments’ fair value are accounted for based on their intended use. Gains and losses on derivatives that are designated and qualify for cash flow hedge accounting are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) and reclassified into earnings when the hedged transaction materializes. Gains and losses on derivatives that are designated and qualify for net investment hedge accounting are recorded as a component of AOCI and will not be reclassified into earnings until the Company’s investment in its New Zealand operations is partially or completely liquidated. The ineffective portion of any hedge, changes in the fair value of derivatives not designated as hedging instruments and those which are no longer effective as hedging instruments, are recognized immediately in earnings.
FOREIGN CURRENCY EXCHANGE AND OPTION CONTRACTS
The functional currency of Rayonier’s wholly owned subsidiary, Rayonier New Zealand Limited, and the New Zealand subsidiary is the New Zealand dollar. The New Zealand subsidiary is exposed to foreign currency risk on export sales and ocean freight payments which are mainly denominated in U.S. dollars. The New Zealand subsidiary typically hedges 35% to 90% of its estimated foreign currency exposure with respect to the following three months forecasted sales and purchases, 25% to 75% of forecasted sales and purchases for the forward three to 12 months and up to 50% of the forward 12 to 18 months. Foreign currency exposure from the New Zealand subsidiary’s trading operations is typically hedged based on the following three months forecasted sales and purchases. As of March 31, 2019, foreign currency exchange contracts and foreign currency option contracts had maturity dates through July 2020 and February 2020, respectively.
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
The Company may de-designate these cash flow hedge relationships in advance or at the occurrence of the forecasted transaction. The portion of gains or losses on the derivative instrument previously accumulated in other comprehensive income for de-designated hedges remains in accumulated other comprehensive income (loss) until the forecasted transaction affects earnings. Changes in the value of derivative instruments after de-designation are recorded in earnings.
INTEREST RATE SWAPS
The Company is exposed to cash flow interest rate risk on its variable-rate Term Credit Agreement and Incremental Term Loan Agreement and uses variable-to-fixed interest rate swaps to hedge this exposure. For these derivative instruments, the Company reports the gains/losses from the fluctuations in the fair market value of the hedges in AOCI and reclassifies them to earnings as interest expense in the same period in which the hedged interest payments affect earnings.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table contains information on the outstanding interest rate swaps as of March 31, 2019:

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
CARBON OPTIONS
The New Zealand subsidiary enters into carbon options from time to time to sell carbon assets at certain prices. The fair value of carbon options is determined by a mark-to-market valuation using the Black-Scholes option pricing model, which estimates fair value by discounting the difference between the contracted forward price and the current forward price for the residual maturity of the contract using a risk-free interest rate. For the three months ended March 31, 2019, the change in fair value of the carbon option contracts of $0.4 million, was recorded as a gain in “Interest and other miscellaneous income, net” as the contracts did not qualify for hedge accounting treatment. As of March 31, 2019, carbon option contracts had maturity dates through April 2020.
The following tables demonstrate the impact, gross of tax, of the Company’s derivatives on the Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2019 and 2018.

		Three Months Ended March 31,
	Income Statement Location	2019	2018
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive (loss) income	$1,119	$1,233
Foreign currency option contracts	Other comprehensive (loss) income	77	181
Interest rate swaps	Other comprehensive (loss) income	(11,548)	15,598

Derivatives designated as a net investment hedge:
Foreign currency exchange contract	Other comprehensive (loss) income	—	110

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Interest and other miscellaneous income, net	(16)	129
Carbon option contracts	Interest and other miscellaneous income, net	402	—
During the next 12 months, the amount of the March 31, 2019 AOCI balance, net of tax, expected to be reclassified into earnings as a result of the maturation of the Company’s derivative instruments is a loss of approximately $0.2 million.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table contains the notional amounts of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Notional Amount
	March 31, 2019	December 31, 2018
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	$77,500	$69,950
Foreign currency option contracts	24,000	24,000
Interest rate swaps	650,000	650,000

Derivative not designated as a hedging instrument:
Foreign currency exchange contracts	4,082	9,396
Carbon options (a)	6,995	2,517

(a)    Notional amount for carbon options is calculated as the number of units outstanding multiplied by the spot price as of March 31, 2019.
The following table contains the fair values of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Location on Balance Sheet	Fair Value Assets / (Liabilities) (a)
		March 31, 2019	December 31, 2018
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other current assets	$150	—
	Other assets	42	—
	Other current liabilities	(642)	(1,569)
Foreign currency option contracts	Other current assets	296	217
	Other assets	—	102
	Other current liabilities	(73)	(106)
	Other non-current liabilities	—	(68)
Interest rate swaps	Other assets	14,239	23,735
	Other non-current liabilities	(2,052)	—

Derivative not designated as a hedging instrument:
Foreign currency exchange contracts	Other current assets	51	152
	Other current liabilities	—	(24)
Carbon options	Other current liabilities	—	(322)
	Other non-current liabilities	(15)	—

Total derivative contracts:
Other current assets		$497	$369
Other assets		14,281	23,837
Total derivative assets		$14,778	$24,206

Other current liabilities		(715)	(2,021)
Other non-current liabilities		(2,067)	(68)
Total derivative liabilities		($2,782)	($2,089)

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
The following table presents the carrying amount and estimated fair values of financial instruments held by the Company at March 31, 2019 and December 31, 2018, using market information and what the Company believes to be appropriate valuation methodologies under GAAP:

	March 31, 2019			December 31, 2018
Asset (Liability) (a)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$154,613	$154,613	—	$148,374	$148,374	—
Restricted cash (b)	9,867	9,867	—	8,080	8,080	—
Long-term debt (c)	(972,707)	—	(976,073)	(972,567)	—	(975,845)
Interest rate swaps (d)	12,187	—	12,187	23,735	—	23,735
Foreign currency exchange contracts (d)	(399)	—	(399)	(1,442)	—	(1,442)
Foreign currency option contracts (d)	223	—	223	145	—	145
Carbon option contracts (d)	(15)	—	(15)	(322)	—	(322)

(a)	The Company did not have Level 3 assets or liabilities at March 31, 2019 and December 31, 2018.

(b)
Restricted cash represents the proceeds from like-kind exchange sales deposited with a third-party intermediary and cash held in escrow for a real estate sale. See Note 18 — Restricted Cash for additional information.

(c)	The carrying amount of long-term debt is presented net of capitalized debt costs on non-revolving debt. See Note 6 — Debt for additional information.

(d)	See Note 13 — Derivative Financial Instruments and Hedging Activities for information regarding the Consolidated Balance Sheets classification of the Company’s derivative financial instruments.
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
Foreign currency exchange contracts — The fair value of foreign currency exchange contracts is determined by a mark-to-market valuation, which estimates fair value by discounting the difference between the contracted forward price and the current forward price for the residual maturity of the contract using a risk-free interest rate.
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
As of March 31, 2019, the Company has paid zero of the approximately $1.3 million in current year mandatory pension contribution requirements (based on actuarially determined estimates and IRS minimum funding requirements).
The net pension and postretirement benefit (credit) costs that have been recorded are shown in the following table:

Components of Net Periodic Benefit (Credit) Cost	Income Statement Location	Pension		Postretirement
		Three Months Ended March 31,		Three Months Ended March 31,
		2019	2018	2019	2018
Service cost	Selling and general expenses	—	—	$1	$2
Interest cost	Interest and other miscellaneous income, net	800	751	14	12
Expected return on plan assets (a)	Interest and other miscellaneous income, net	(777)	(982)	—	—
Amortization of losses	Interest and other miscellaneous income, net	112	159	—	1
Net periodic benefit (credit) cost		$135	($72)	$15	$15

(a)	The weighted-average expected long-term rate of return on plan assets used in computing 2019 net periodic benefit cost for pension benefits is 5.7%.

16.	OTHER OPERATING INCOME, NET
Other operating income, net consisted of the following:

	Three Months Ended March 31,
	2019	2018
Foreign currency income (expense)	$82	($753)
Gain on sale or disposal of property and equipment	21	15
(Loss) gain on foreign currency exchange and option contracts	(52)	1,433
Log trading marketing fees	57	70
Income from the sale of unused Internet Protocol addresses	—	646
Miscellaneous expense, net	(73)	(42)
Total	$35	$1,369

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

17.	INVENTORY
As of March 31, 2019 and December 31, 2018, Rayonier’s inventory consisted entirely of finished goods, as follows:

	March 31, 2019	December 31, 2018
Finished goods inventory
Real estate inventory (a)	$20,742	$11,919
Log inventory	5,479	3,784
Total inventory	$26,221	$15,703

(a)    Represents cost of HBU real estate (including capitalized development investments) expected to be sold within 12 months.
    See Note 7 — Higher And Better Use Timberlands and Real Estate Development Investments for additional information.

18.	RESTRICTED CASH
In order to qualify for like-kind exchange (“LKE”) treatment, the proceeds from real estate sales must be deposited with a third-party intermediary. These proceeds are accounted for as restricted cash until a suitable replacement property is acquired. In the event LKE purchases are not completed, the proceeds are returned to the Company after 180 days and reclassified as available cash. As of March 31, 2019 and December 31, 2018, the Company had $9.9 million and $8.1 million, respectively, of proceeds from real estate sales classified as restricted cash which were deposited with an LKE intermediary as well as cash held in escrow for a real estate sale.
The following table contains the amounts of restricted cash recorded in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows for the three months ended March 31, 2019:

March 31, 2019
Restricted cash deposited with LKE intermediary	$9,317
Restricted cash held in escrow	550
Total restricted cash shown in the Consolidated Balance Sheets	9,867
Cash and cash equivalents	154,613
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$164,480

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

19.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in AOCI by component for the three months ended March 31, 2019 and the year ended December 31, 2018. All amounts are presented net of tax and exclude portions attributable to noncontrolling interest.

	Foreign currency translation gains	Net investment hedges of New Zealand subsidiary	Cash flow hedges		Employee benefit plans		Total
Balance as of December 31, 2017	$15,975	$1,665	$16,184		($20,407)		$13,417
Other comprehensive (loss) income before reclassifications	(16,985)	(344)	5,944	(a)	(1,594)		(12,979)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(163)		(36)		(199)
Net other comprehensive (loss)/income	(16,985)	(344)	5,781		(1,630)		(13,178)
Balance as of December 31, 2018	($1,010)	$1,321	$21,965		($22,037)		$239
Other comprehensive income/(loss) before reclassifications	4,680	—	(10,648)	(a)	—		(5,968)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(236)		112	(b)	(124)
Net other comprehensive income/(loss)	4,680	—	(10,884)		112		(6,092)
Balance as of March 31, 2019	$3,670	$1,321	$11,081		($21,925)		($5,853)

(a)	Includes $11.5 million of other comprehensive income related to interest rate swaps. See Note 13 — Derivative Financial Instruments and Hedging Activities for additional information.

(b)	This component of other comprehensive income (loss) is included in the computation of net periodic pension and post-retirement costs. See Note 15 — Employee Benefit Plans for additional information.
The following table presents details of the amounts reclassified in their entirety from AOCI to net income for the three months ended March 31, 2019 and March 31, 2018:

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the income statement
	March 31, 2019	March 31, 2018
Realized gain on foreign currency exchange contracts	($412)	($1,297)	Other operating income, net
Realized gain on foreign currency option contracts	(14)	(136)	Other operating income, net
Noncontrolling interest	98	330	Comprehensive income attributable to noncontrolling interest
Income tax expense from gain on foreign currency contracts	92	308	Income tax expense
Net gain from accumulated other comprehensive income	($236)	($795)

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

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	Three Months Ended March 31, 2019
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$191,546	—	$191,546
Costs and Expenses
Cost of sales	—	—	(143,251)	—	(143,251)
Selling and general expenses	—	(4,843)	(4,967)	—	(9,810)
Other operating (loss) income, net	—	—	35	—	35
	—	(4,843)	(148,183)	—	(153,026)
OPERATING (LOSS) INCOME	—	(4,843)	43,363	—	38,520
Interest expense	(3,138)	(4,547)	(25)	—	(7,710)
Interest and miscellaneous income (expense), net	(457)	964	825	—	1,332
Equity in income from subsidiaries	28,389	37,432	—	(65,821)	—
INCOME BEFORE INCOME TAXES	24,794	29,006	44,163	(65,821)	32,142
Income tax expense	—	(617)	(3,732)	—	(4,349)
NET INCOME	24,794	28,389	40,431	(65,821)	27,793
Less: Net income attributable to noncontrolling interest	—	—	(2,999)	—	(2,999)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	24,794	28,389	37,432	(65,821)	24,794
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of income tax	4,679	(90)	6,122	(4,678)	6,033
Cash flow hedges, net of income tax	(10,884)	(11,548)	862	10,884	(10,686)
Amortization of pension and postretirement plans, net of income tax	112	112	—	(112)	112
Total other comprehensive income (loss)	(6,093)	(11,526)	6,984	6,094	(4,541)
COMPREHENSIVE INCOME	18,701	16,863	47,415	(59,727)	23,252
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(4,551)	—	(4,551)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$18,701	$16,863	$42,864	($59,727)	$18,701

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended March 31, 2018
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$203,196	—	$203,196
Costs and Expenses
Cost of sales	—	—	(138,488)	—	(138,488)
Selling and general expenses	—	(4,389)	(4,614)	—	(9,003)
Other operating (loss) income, net	(13)	635	747	—	1,369
	(13)	(3,754)	(142,355)	—	(146,122)
OPERATING (LOSS) INCOME	(13)	(3,754)	60,841	—	57,074
Interest expense	(3,139)	(4,653)	(260)	—	(8,052)
Interest and miscellaneous income (expense), net	2,628	765	(2,773)	—	620
Equity in income from subsidiaries	41,063	48,828	—	(89,891)	—
INCOME BEFORE INCOME TAXES	40,539	41,186	57,808	(89,891)	49,642
Income tax expense	—	(123)	(6,813)	—	(6,936)
NET INCOME	40,539	41,063	50,995	(89,891)	42,706
Less: Net income attributable to noncontrolling interest	—	—	(2,167)	—	(2,167)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	40,539	41,063	48,828	(89,891)	40,539
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of income tax	7,606	111	9,577	(7,606)	9,688
Cash flow hedges, net of income tax	16,381	15,598	1,017	(16,381)	16,615
Amortization of pension and postretirement plans, net of income tax	159	159	—	(159)	159
Total other comprehensive income (loss)	24,146	15,868	10,594	(24,146)	26,462
COMPREHENSIVE INCOME	64,685	56,931	61,589	(114,037)	69,168
Less: Comprehensive income attributable to noncontrolling interest	—	—	(4,483)	—	(4,483)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$64,685	$56,931	$57,106	($114,037)	$64,685

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS
	As of March 31, 2019
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,590	$98,805	$39,218	—	$154,613
Accounts receivable, less allowance for doubtful accounts	—	1,017	31,014	—	32,031
Inventory	—	—	26,221	—	26,221
Prepaid expenses	—	1,130	16,153	—	17,283
Other current assets	—	99	639	—	738
Total current assets	16,590	101,051	113,245	—	230,886
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	2,395,625	—	2,395,625
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS	—	—	76,287	—	76,287
NET PROPERTY, PLANT AND EQUIPMENT	—	16,690	5,851	—	22,541
RESTRICTED CASH	—	—	9,867	—	9,867
RIGHT OF USE ASSETS	—	35,236	70,509	—	105,745
INVESTMENT IN SUBSIDIARIES	1,799,713	3,014,476	—	(4,814,189)	—
INTERCOMPANY RECEIVABLE	56,251	(643,442)	587,191	—	—
OTHER ASSETS	2	10,030	33,227	—	43,259
TOTAL ASSETS	$1,872,556	$2,534,041	$3,291,802	($4,814,189)	$2,884,210
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	—	$4,403	$21,555	—	$25,958
Accrued taxes	—	64	3,964	—	4,028
Accrued payroll and benefits	—	3,093	1,639	—	4,732
Accrued interest	6,094	2,012	—	—	8,106
Deferred revenue	—	—	8,468	—	8,468
Other current liabilities	—	5,765	21,285	—	27,050
Total current liabilities	6,094	15,337	56,911	—	78,342
LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS	323,895	648,812	—	—	972,707
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	30,497	(685)	—	29,812
LONG-TERM LEASE LIABILITY	—	30,078	64,931	—	95,009
OTHER NON-CURRENT LIABILITIES	—	9,604	57,536	—	67,140
INTERCOMPANY PAYABLE	—	—	—	—	—
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,542,567	1,799,713	3,014,476	(4,814,189)	1,542,567
Noncontrolling interest	—	—	98,633	—	98,633
TOTAL SHAREHOLDERS’ EQUITY	1,542,567	1,799,713	3,113,109	(4,814,189)	1,641,200
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,872,556	$2,534,041	$3,291,802	($4,814,189)	$2,884,210

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS
	As of December 31, 2018
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$361	$104,777	$43,236	—	$148,374
Accounts receivable, less allowance for doubtful accounts	—	3,752	22,399	—	26,151
Inventory	—	—	15,703	—	15,703
Prepaid expenses	—	977	16,039	—	17,016
Other current assets	—	108	501	—	609
Total current assets	361	109,614	97,878	—	207,853
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	2,401,327	—	2,401,327
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS	—	—	85,609	—	85,609
NET PROPERTY, PLANT AND EQUIPMENT	—	16,940	5,811	—	22,751
RESTRICTED CASH	—	—	8,080	—	8,080
INVESTMENT IN SUBSIDIARIES	1,833,899	3,022,875	—	(4,856,774)	—
INTERCOMPANY RECEIVABLE	49,461	(638,424)	588,963	—	—
OTHER ASSETS	2	19,244	35,800	—	55,046
TOTAL ASSETS	$1,883,723	$2,530,249	$3,223,468	($4,856,774)	$2,780,666
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	—	$1,616	$16,403	—	$18,019
Accrued taxes	—	8	3,170	—	3,178
Accrued payroll and benefits	—	5,848	4,568	—	10,416
Accrued interest	3,047	1,960	—	—	5,007
Deferred revenue	—	—	10,447	—	10,447
Other current liabilities	—	216	16,258	—	16,474
Total current liabilities	3,047	9,648	50,846	—	63,541
LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS	323,803	648,764	—	—	972,567
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	30,484	(684)	—	29,800
OTHER NON-CURRENT LIABILITIES	—	7,454	52,754	—	60,208
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,556,873	1,833,899	3,022,875	(4,856,774)	1,556,873
Noncontrolling interest	—	—	97,677	—	97,677
TOTAL SHAREHOLDERS’ EQUITY	1,556,873	1,833,899	3,120,552	(4,856,774)	1,654,550
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,883,723	$2,530,249	$3,223,468	($4,856,774)	$2,780,666

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
	Three Months Ended March 31, 2019
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	($7,623)	($2,265)	$80,805	—	$70,917
INVESTING ACTIVITIES
Capital expenditures	—	—	(14,122)	—	(14,122)
Real estate development investments	—	—	(1,677)	—	(1,677)
Purchase of timberlands	—	—	(12,349)	—	(12,349)
Investment in subsidiaries	—	6,495	—	(6,495)	—
Other	—	—	2,337	—	2,337
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	6,495	(25,811)	(6,495)	(25,811)
FINANCING ACTIVITIES
Dividends paid	(34,858)	(19)	—	—	(34,877)
Proceeds from the issuance of common shares under incentive stock plan	597	—	—	—	597
Repurchase of common shares	(33)	—		—	(33)
Other	—	—	(16)	—	(16)
Distribution to minority shareholder	—	—	(3,594)	—	(3,594)
Intercompany distributions	58,146	(10,183)	(54,458)	6,495	—
CASH USED FOR FINANCING ACTIVITIES	23,852	(10,202)	(58,068)	6,495	(37,923)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	843	—	843
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	16,229	(5,972)	(2,231)	—	8,026
Balance, beginning of year	361	104,777	51,316	—	156,454
Balance, end of period	$16,590	$98,805	$49,085	—	$164,480

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
	For Three Months Ended March 31, 2018
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	($701)	$37,055	$41,881	—	$78,235
INVESTING ACTIVITIES
Capital expenditures	—	(35)	(13,157)	—	(13,192)
Real estate development investments	—	—	(2,340)	—	(2,340)
Purchase of timberlands	—	—	(12)	—	(12)
Investment in subsidiaries	—	31,654	—	(31,654)	—
Other	—	—	(2,105)	—	(2,105)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	31,619	(17,614)	(31,654)	(17,649)
FINANCING ACTIVITIES
Repayment of debt	—	(26,000)	(3,375)	—	(29,375)
Dividends paid	(32,123)	—	—	—	(32,123)
Proceeds from the issuance of common shares under incentive stock plan	5,455	—	—	—	5,455
Repurchase of common shares	(18)	—	—	—	(18)
Intercompany distributions	13,660	(49,065)	3,751	31,654	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(13,026)	(75,065)	376	31,654	(56,061)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	807	—	807
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	(13,727)	(6,391)	25,450	—	5,332
Balance, beginning of year	48,564	25,042	98,750	—	172,356
Balance, end of period	$34,837	$18,651	$124,200	—	$177,688

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
When we refer to “we,” “us,” “our,” “the Company,” or “Rayonier,” we mean Rayonier Inc. and its consolidated subsidiaries. References herein to “Notes to Financial Statements” refer to the Notes to Consolidated Financial Statements of Rayonier Inc. included in Item 1 of this report.
This MD&A is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors which may affect future results. Our MD&A should be read in conjunction with our Consolidated Financial Statements included in Item 1 of this report, our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”) and information contained in our subsequent reports filed with the Securities and Exchange Commission (the “SEC”).
FORWARD-LOOKING STATEMENTS
Certain statements in this document regarding anticipated financial outcomes, including Rayonier’s earnings guidance, if any, business and market conditions, outlook, expected dividend rate, Rayonier’s business strategies, including expected harvest schedules, timberland acquisitions and dispositions, the anticipated benefits of Rayonier’s business strategies, and other similar statements relating to Rayonier’s future events, developments, or financial or operational performance or results, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate,” “believe,” “intend,” “project,” “anticipate” and other similar language. However, the absence of these or similar words or expressions does not mean that a statement is not forward-looking. While management believes that these forward-looking statements are reasonable when made, forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. The risk factors contained in Item 1A — Risk Factors in the 2018 Form 10-K and similar discussions included in other reports that we subsequently file with the SEC, among others, could cause actual results or events to differ materially from the Company’s historical experience and those expressed in forward-looking statements made in this document.
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

OUR COMPANY
We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive softwood timber growing regions in the United States and New Zealand. We invest in timberlands and actively manage them to provide current income and attractive long-term returns to our shareholders. Our revenues, operating income and cash flows are primarily derived from the following core business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate and Trading. As of March 31, 2019, we owned or leased under long-term agreements approximately 2.6 million acres of timberlands located in the U.S. South (1.8 million acres), U.S. Pacific Northwest (379,000 acres) and New Zealand (409,000 gross acres or 291,000 net plantable acres). Our New Zealand operations are conducted by Matariki Forestry Group, a joint venture (the “New Zealand subsidiary”), in which we maintain a 77% ownership interest.
SEGMENT INFORMATION
The Southern Timber, Pacific Northwest Timber and New Zealand Timber segments include all activities related to the harvesting of timber and other non-timber income activities, such as the licensing of properties for hunting, the leasing of properties for mineral extraction and cell towers, and carbon credit sales.
The Real Estate segment includes all U.S. and New Zealand land or leasehold sales disaggregated into five sales categories: Improved Development, Unimproved Development, Rural, Non-Strategic / Timberlands and Large Dispositions.
The Trading segment primarily reflects the log trading activities that support our New Zealand operations. The Trading segment complements the New Zealand Timber segment by providing added market intelligence, increasing the scale of export operations and achieving cost savings that directly benefit the New Zealand Timber segment. It also provides additional market intelligence that benefits our Southern and Pacific Northwest export log marketing.
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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES
`    The preparation of financial statements requires us to make estimates, assumptions and judgments that affect our assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information we believe are reasonable. Actual results may differ from these estimates. See Note 1 — Basis of Presentation and Note 3 — Leases contained in Part I, Item 1 of this report for a discussion of the Company’s updated accounting policies on leases. For a full description of our critical accounting policies, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2018 Form 10-K.

DISCUSSION OF TIMBER INVENTORY AND SUSTAINABLE YIELD
See Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield in the 2018 Form 10-K.
OUR TIMBERLANDS
Our timber operations are disaggregated into three geographically distinct segments: Southern Timber, Pacific Northwest Timber and New Zealand Timber. The following table provides a breakdown of our timberland holdings as of March 31, 2019 and December 31, 2018:

(acres in 000s)	As of March 31, 2019			As of December 31, 2018
	Owned	Leased	Total	Owned	Leased	Total
Southern
Alabama	228	14	242	229	14	243
Arkansas	—	9	9	—	9	9
Florida	291	73	364	290	73	363
Georgia	622	81	703	622	81	703
Louisiana	129	—	129	129	—	129
Mississippi	67	—	67	67	—	67
Oklahoma	92	—	92	92	—	92
South Carolina	18	—	18	18	—	18
Texas	179	—	179	182	—	182
	1,626	177	1,803	1,629	177	1,806

Pacific Northwest
Oregon	61	—	61	61	—	61
Washington	317	1	318	316	1	317
	378	1	379	377	1	378

New Zealand (a)	181	228	409	178	230	408
Total	2,185	406	2,591	2,184	408	2,592

(a)
Represents legal acres owned and leased by the New Zealand subsidiary, in which Rayonier owns a 77% interest. As of March 31, 2019, legal acres in New Zealand consisted of 291,000 plantable acres and 118,000 non-productive acres.

The following tables detail activity for owned and leased acres in our timberland holdings by state from December 31, 2018 to March 31, 2019:

(acres in 000s)	Acres Owned
	December 31, 2018	Acquisitions	Sales	Other (a)	March 31, 2019
Southern
Alabama	229	—	(1)	—	228
Florida	290	—	—	1	291
Georgia	622	1	(1)	—	622
Louisiana	129	—	—	—	129
Mississippi	67	—	—	—	67
Oklahoma	92	—	—	—	92
South Carolina	18	—	—	—	18
Texas	182	—	(3)	—	179
	1,629	1	(5)	1	1,626

Pacific Northwest
Oregon	61	—	—	—	61
Washington	316	2	(1)	—	317
	377	2	(1)	—	378

New Zealand (b)	178	3	—	—	181
Total	2,184	6	(6)	1	2,185

(a)	Includes adjustments for land mapping reviews.

(b)	Represents legal acres owned by the New Zealand subsidiary, in which Rayonier has a 77% interest.

(acres in 000s)	Acres Leased
	December 31, 2018	New Leases	Sold/Expired Leases (a)	Other (b)	March 31, 2019
Southern
Alabama	14	—	—	—	14
Arkansas	9	—	—	—	9
Florida	73	—	—	—	73
Georgia	81	—	—	—	81
	177	—	—	—	177

Pacific Northwest
Washington	1	—	—	—	1

New Zealand (c)	230	1	(3)	—	228
Total	408	1	(3)	—	406

(a)	Includes acres previously under lease that have been harvested and activity for the relinquishment of leased acres.

(b)	Includes adjustments for land mapping reviews.

(c)	Represents legal acres leased by the New Zealand subsidiary, in which Rayonier has a 77% interest.

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS
The following table provides key financial information by segment and on a consolidated basis:

	Three Months Ended March 31,
Financial Information (in millions)	2019	2018
Sales
Southern Timber	$60.8	$43.6
Pacific Northwest Timber	20.5	31.4
New Zealand Timber	57.1	53.0
Real Estate
Improved Development	0.3	1.1
Unimproved Development	1.0	7.4
Rural	12.7	1.7
Non-Strategic / Timberlands	6.9	25.8
Other (a)	0.1	—
Total Real Estate	21.0	36.1
Trading	32.1	39.2
Total Sales	$191.5	$203.2

Operating Income (Loss)
Southern Timber	$21.5	$12.2
Pacific Northwest Timber	(3.7)	4.7
New Zealand Timber	15.7	16.0
Real Estate	10.0	28.1
Trading	0.5	0.1
Corporate and other	(5.5)	(4.0)
Operating Income	38.5	57.1
Interest expense, interest income and other	(6.4)	(7.5)
Income tax expense	(4.3)	(6.9)
Net Income	27.8	42.7
Less: Net income attributable to noncontrolling interest	(3.0)	(2.2)
Net Income Attributable to Rayonier Inc.	$24.8	$40.5

Adjusted EBITDA (b)
Southern Timber	$41.2	$28.2
Pacific Northwest Timber	3.1	14.2
New Zealand Timber	22.0	21.7
Real Estate	17.4	32.7
Trading	0.5	0.1
Corporate and Other	(5.2)	(3.7)
Total Adjusted EBITDA	$79.0	$93.2

(a)	Includes marketing fees from Improved Development sales.

(b)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended March 31,
Southern Timber Overview	2019	2018
Sales Volume (in thousands of tons)
Pine Pulpwood	1,122	943
Pine Sawtimber	744	580
Total Pine Volume	1,865	1,523
Hardwood	70	45
Total Volume	1,935	1,568

Percentage Delivered Sales	27%	23%
Percentage Stumpage Sales	73%	77%

Net Stumpage Pricing (dollars per ton)
Pine Pulpwood	$17.94	$17.11
Pine Sawtimber	26.38	26.31
Weighted Average Pine	$21.31	$20.61
Hardwood	13.80	10.49
Weighted Average Total	$21.03	$20.32

Summary Financial Data (in millions of dollars)
Timber Sales	$51.0	$38.1
Less: Cut, Haul & Freight	(10.3)	(6.3)
Net Stumpage Sales	$40.7	$31.9

Non-Timber Sales	9.8	5.4
Total Sales	$60.8	$43.6

Operating Income	$21.5	$12.2
(+) Depreciation, depletion and amortization	19.7	16.0
Adjusted EBITDA (a)	$41.2	$28.2

Other Data
Period-End Acres (in thousands)	1,803	1,811

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended March 31,
Pacific Northwest Timber Overview	2019	2018
Sales Volume (in thousands of tons)
Pulpwood	62	75
Sawtimber	220	304
Total Volume	283	379

Sales Volume (converted to MBF)
Pulpwood	5,933	7,170
Sawtimber	28,945	38,810
Total Volume	34,878	45,980

Percentage Delivered Sales	100%	79%
Percentage Sawtimber Sales	78%	80%

Delivered Log Pricing (in dollars per ton)
Pulpwood	$45.15	$44.52
Sawtimber	78.47	95.45
Weighted Average Log Price	$71.11	$84.35

Summary Financial Data (in millions of dollars)
Timber Sales	$20.1	$30.5
Less: Cut and Haul	(12.0)	(11.4)
Net Stumpage Sales	$8.1	$19.1

Non-Timber Sales	0.4	0.9
Total Sales	$20.5	$31.4

Operating Income (Loss)	($3.7)	$4.7
(+) Depreciation, depletion and amortization	6.8	9.5
Adjusted EBITDA (a)	$3.1	$14.2

Other Data
Period-End Acres (in thousands)	379	378
Sawtimber (in dollars per MBF)	$609	$764
Estimated Percentage of Export Volume	16%	21%

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended March 31,
New Zealand Timber Overview	2019	2018
Sales Volume (in thousands of tons)
Domestic Pulpwood (Delivered)	113	113
Domestic Sawtimber (Delivered)	195	185
Export Pulpwood (Delivered)	41	17
Export Sawtimber (Delivered)	255	244
Total Volume	604	558

Delivered Log Pricing (in dollars per ton)
Domestic Pulpwood	$39.23	$35.99
Domestic Sawtimber	83.42	87.02
Export Sawtimber	116.24	117.70
Weighted Average Log Price	$90.49	$90.62

Summary Financial Data (in millions of dollars)
Timber Sales	$54.6	$50.6
Less: Cut and Haul	(20.2)	(18.3)
Less: Port and Freight Costs	(9.7)	(8.6)
Net Stumpage Sales	$24.7	$23.6

Non-Timber Sales / Carbon Credits	2.5	2.4
Total Sales	$57.1	$53.0

Operating Income	$15.7	$16.0
(+) Depreciation, depletion and amortization	6.3	5.7
Adjusted EBITDA (a)	$22.0	$21.7

Other Data
New Zealand Dollar to U.S. Dollar Exchange Rate (b)	0.6831	0.7236
Net Plantable Period-End Acres (in thousands)	291	293
Export Sawtimber (in dollars per JAS m3)	$135.15	$136.85
Domestic Sawtimber (in $NZD per tonne)	$134.33	$132.03

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

(b)	Represents the period average rate.

	Three Months Ended March 31,
Real Estate Overview	2019	2018
Sales (in millions of dollars)
Improved Development	$0.3	$1.1
Unimproved Development	1.0	7.4
Rural	12.7	1.7
Non-Strategic / Timberlands - U.S.	6.9	25.8
Other (a)	0.1	—
Total Sales	$21.0	$36.1

Acres Sold
Improved Development	1.2	4.1
Unimproved Development	7	625
Rural	3,338	415
Non-Strategic / Timberlands - U.S	2,333	7,181
Total Acres Sold	5,679	8,225

Gross Price per Acre (dollars per acre)
Improved Development	$291,880	$280,691
Unimproved Development	145,773	11,922
Rural	3,794	3,977
Non-Strategic / Timberlands - U.S.	2,972	3,599
Weighted Average (Total)	$3,687	$4,387
Weighted Average (Adjusted) (b)	$3,628	$4,250

Operating Income	$10.0	$28.1
(+) Depreciation, depletion and amortization - U.S.	3.3	3.1
(+) Non-cash cost of land and improved development - U.S.	4.0	1.6
Adjusted EBITDA (c)	$17.4	$32.7

(a)	Includes marketing fees from Improved Development sales.

(b)	Excludes Improved Development.

(c)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended March 31,
Capital Expenditures By Segment (in millions of dollars)	2019	2018
Timber Capital Expenditures
Southern Timber
Reforestation, silviculture and other capital expenditures	$2.8	$2.6
Property taxes	1.8	1.6
Lease payments	1.6	1.6
Allocated overhead	1.2	1.1
Subtotal Southern Timber	$7.4	$6.9
Pacific Northwest Timber
Reforestation, silviculture and other capital expenditures	2.8	2.5
Property taxes	0.2	0.2
Allocated overhead	0.8	0.6
Subtotal Pacific Northwest Timber	$3.8	$3.3
New Zealand Timber
Reforestation, silviculture and other capital expenditures	1.7	1.8
Property taxes	0.2	0.2
Lease payments	0.3	0.4
Allocated overhead	0.7	0.7
Subtotal New Zealand Timber	$2.9	$3.0
Total Timber Segments Capital Expenditures	$14.1	$13.2
Total Capital Expenditures	$14.1	$13.2

Timberland Acquisitions
Southern Timber	$1.8	—
Pacific Northwest Timber	3.6	—
New Zealand Timber	6.9	—
Subtotal Timberland Acquisitions	$12.3	—

Real Estate Development Investments	$1.7	$2.3

The following tables summarize sales, operating income and Adjusted EBITDA variances for March 31, 2019 versus March 31, 2018 (millions of dollars):

Sales	Southern Timber		Pacific Northwest Timber		New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
Three Months Ended March 31, 2018	$43.6		$31.4		$53.0	$36.1	$39.2	—	$203.2
Volume	7.5		(4.9)		4.0	(11.1)	(6.8)	—	(11.3)
Price	1.4		(6.1)		(0.9)	(4.0)	(0.4)	—	(10.0)
Non-timber sales	4.4		(0.4)		0.3	—	0.1	—	4.4
Foreign exchange (a)	—		—		0.7	—	—	—	0.7
Other	3.9	(b)	0.5	(b)	—	—	—	—	4.5
Three Months Ended March 31, 2019	$60.8		$20.5		$57.1	$21.0	$32.1	—	$191.5

(a)    Net of currency hedging impact.
(b)    Includes variance due to stumpage versus delivered sales.

Operating Income	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
Three Months Ended March 31, 2018	$12.2	$4.7	$16.0	$28.1	$0.1	($4.0)	$57.1
Volume	3.6	(1.9)	1.5	(9.6)	—	—	(6.4)
Price	1.4	(6.1)	(0.9)	(4.0)	—	—	(9.6)
Cost	(0.2)	(0.3)	(0.4)	(0.4)	0.4	(0.9)	(1.8)
Non-timber income	4.5	(0.4)	0.2	—	—	—	4.3
Foreign exchange (a)	—	—	(0.2)	—	—	—	(0.2)
Depreciation, depletion & amortization	—	0.3	(0.5)	(1.2)	—	—	(1.4)
Non-cash cost of land and improved development	—	—	—	(2.9)	—	—	(2.9)
Other (b)	—	—	—	—	—	(0.6)	(0.6)
Three Months Ended March 31, 2019	$21.5	($3.7)	$15.7	$10.0	$0.5	($5.5)	$38.5

(a)    Net of currency hedging impact.
(b)    Prior year period includes $0.6 million from the sale of unused Internet Protocol addresses.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
Three Months Ended March 31, 2018	$28.2	$14.2	$21.7	$32.7	$0.1	($3.7)	$93.2
Volume	7.3	(4.3)	1.9	(10.9)	—	—	(6.0)
Price	1.4	(6.1)	(0.9)	(4.0)	—	—	(9.6)
Cost	(0.2)	(0.3)	(0.4)	(0.4)	0.4	(0.9)	(1.8)
Non-timber income	4.5	(0.4)	0.2	—	—	—	4.3
Foreign exchange (b)	—	—	(0.5)	—	—	—	(0.5)
Other (c)	—	—	—	—	—	(0.6)	(0.6)
Three Months Ended March 31, 2019	$41.2	$3.1	$22.0	$17.4	$0.5	($5.2)	$79.0

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators below.

(b)	Net of currency hedging impact.

(c)	Prior year period includes $0.6 million from the sale of unused Internet Protocol addresses.

SOUTHERN TIMBER
First quarter sales of $60.8 million increased $17.2 million, or 40%, versus the prior year period. Harvest volumes increased 23% to 1.94 million tons versus 1.57 million tons in the prior year period, due to low mill inventories and wet weather conditions driving accelerated stumpage removals on harvestable tracts. Average pine sawtimber stumpage prices were relatively flat at $26.38 per ton versus $26.31 per ton in the prior year period, as price increases in certain regions were largely mitigated by geographic mix. Average pine pulpwood stumpage prices increased 5% to $17.94 per ton versus $17.11 per ton in the prior year period. The increase in average pulpwood prices was driven primarily by limited supply due to persistent wet weather. Overall, weighted-average stumpage prices (including hardwood) increased 3% to $21.03 per ton versus $20.32 per ton in the prior year period. Operating income of $21.5 million increased $9.3 million versus the prior year period as a result of higher volumes ($3.6 million), higher net stumpage prices ($1.4 million) and higher non-timber income ($4.5 million), partially offset by higher overhead expenses ($0.2 million). First quarter Adjusted EBITDA of $41.2 million was $13.0 million above the prior year period.
PACIFIC NORTHWEST TIMBER
First quarter sales of $20.5 million decreased $10.9 million, or 35%, versus the prior year period. Harvest volumes decreased 25% to 283,000 tons versus 379,000 tons in the prior year period, as we reduced harvest levels in response to softer market conditions due to lower export demand and weaker U.S. lumber markets. Average delivered sawtimber prices decreased 18% to $78.47 per ton versus $95.45 per ton in the prior year period, while average delivered pulpwood prices increased 1% to $45.15 per ton versus $44.52 per ton in the prior year period. The decrease in delivered sawtimber prices was driven by uncertainty in the export market resulting from the ongoing trade dispute between the U.S. and China as well as weaker U.S. lumber markets. The increase in delivered pulpwood prices was driven primarily by geographic mix. Operating loss of $3.7 million versus operating income of ($4.7 million) in the prior year period was primarily due to lower net stumpage prices ($6.1 million), lower volumes ($1.9 million), higher overhead and other costs ($0.3 million) and lower non-timber income ($0.4 million), partially offset by lower depletion rates ($0.3 million). First quarter Adjusted EBITDA of $3.1 million was $11.1 million below the prior year period.
NEW ZEALAND TIMBER
First quarter sales of $57.1 million increased $4.1 million, or 8%, versus the prior year period. Volumes increased 8% to 604,000 tons versus 558,000 tons in the prior year period. Average delivered prices for export sawtimber decreased 1% to $116.24 per ton versus $117.70 per ton in the prior year period, while average delivered prices for domestic sawtimber decreased 4% to $83.42 per ton versus $87.02 per ton in the prior year period. The decrease in export sawtimber prices was primarily due to increased competition from lower-cost lumber imports and alternative species. The decrease in domestic sawtimber prices (in U.S. dollar terms) was driven primarily by the fall in the NZ$/US$ exchange rate (US$0.68 per NZ$1.00 versus US$0.72 per NZ$1.00). Excluding the impact of foreign exchange rates, domestic sawtimber prices increased 2% from the prior year period. Operating income of $15.7 million decreased $0.3 million versus the prior year period as a result of lower net stumpage prices ($0.9 million), higher road maintenance costs ($0.4 million), higher depletion rates ($0.5 million), and unfavorable foreign exchange impacts ($0.2 million), partially offset by higher volumes ($1.5 million) and higher non-timber income ($0.2 million). First quarter Adjusted EBITDA of $22.0 million was $0.3 million above the prior year period.
REAL ESTATE
First quarter sales of $21.0 million decreased $15.1 million versus the prior year period, while operating income of $10.0 million decreased $18.1 million versus the prior year period due to a lower number of acres sold (5,679 acres sold versus 8,225 acres sold in the prior year period) and a decrease in weighted-average prices ($3,687 per acre versus $4,387 per acre in the prior year period).
Improved Development sales of $0.3 million in the Wildlight development project consisted of eight residential lots ($42,688 per lot or $292,000 per acre). This compares to prior year period sales of $1.1 million, which consisted of 2.1 acres of commercial property for $0.6 million ($283,000 per acre) and nine residential lots for $0.5 million ($60,000 per lot or $278,000 per acre).
Unimproved Development sales of $1.0 million consisted of a seven-acre tract in Bryan County, Georgia for $145,773 per acre. This compares to prior year period sales of $7.4 million, which consisted of a 494-acre tract in Nassau County, Florida for $10,000 per acre and a 131-acre tract in St. John’s County, Florida for $19,195 per acre.
Rural sales of $12.7 million consisted of 3,338 acres at an average price of $3,794 per acre. This compares to prior year period sales of $1.7 million, which consisted of 415 acres at an average price of $3,977 per acre.

Non-strategic / Timberland sales of $6.9 million consisted of 2,333 acres at an average price of $2,972 per acre. This compares to prior year period sales of $25.8 million, which consisted of 7,181 acres at an average price of $3,599 per acre. First quarter Adjusted EBITDA of $17.4 million was $15.3 million below the prior year period.
TRADING
First quarter sales of $32.1 million decreased $7.1 million versus the prior year period primarily due to lower volumes. Sales volumes decreased 18% to 281,000 tons versus 341,000 tons in the prior year period. Operating income and Adjusted EBITDA of $0.5 million increased $0.4 million versus the prior year period, primarily driven by increased volume from higher-margin stumpage blocks purchased from third parties.
OTHER ITEMS
CORPORATE AND OTHER EXPENSE / ELIMINATIONS
First quarter corporate and other operating expenses of $5.5 million increased $1.5 million versus the prior year period due to higher legal and overhead costs ($0.9 million) and the prior year first quarter income from the sale of unused Internet Protocol addresses ($0.6 million).
INTEREST EXPENSE
First quarter interest expense of $7.7 million decreased $0.4 million versus the prior year period due to lower average debt outstanding.
INTEREST AND MISCELLANEOUS INCOME, NET
First quarter non-operating income of $1.3 million, includes interest income and the favorable mark-to-market adjustments on carbon options.
INCOME TAX EXPENSE
First quarter income tax expense of $4.3 million decreased $2.6 million versus the prior year period. The New Zealand subsidiary is the primary driver of income tax expense.
OUTLOOK
Based on our strong start to 2019, we are on track to achieve our full-year Adjusted EBITDA guidance. In our Southern Timber segment, we expect to achieve our full-year volume guidance, although we anticipate lower quarterly harvest volumes for the remainder of the year, as we experienced above average stumpage removals in the first quarter. We continue to expect that average pricing in Southern Timber will improve modestly, with price increases in certain regions moderated by geographic mix on a weighted-average basis. In our Pacific Northwest Timber segment, we expect to achieve our full-year volume guidance with increased harvest volumes in the second half of the year, while we anticipate that any prospective pricing improvements will be largely dependent on a resolution of the U.S.-China trade dispute. In our New Zealand Timber segment, we similarly expect to achieve our full-year volume guidance with increased quarterly harvest volumes for the balance of the year, while we continue to expect that year-over-year pricing will be relatively stable with some fluctuations from quarter to quarter. In our Real Estate segment, we are on track to achieve our full-year Adjusted EBITDA guidance, although quarterly results may vary.

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
SUMMARY OF LIQUIDITY AND FINANCING COMMITMENTS

	March 31,	December 31,
(millions of dollars)	2019	2018
Cash and cash equivalents	$154.6	$148.4
Total debt (a)	975.0	975.0
Shareholders’ equity	1,641.2	1,654.6
Total capitalization (total debt plus equity)	2,616.2	2,629.6
Debt to capital ratio	37%	37%
Net debt to enterprise value (b)(c)	17%	19%

(a)	Total debt as of March 31, 2019 and December 31, 2018 is presented gross of deferred financing costs of $2.3 million and $2.4 million, respectively.

(b)	Net debt is calculated as total debt less cash and cash equivalents.

(c)	Enterprise value is calculated as the number of shares outstanding multiplied by the Company’s share price plus net debt as of March 31, 2019 and December 31, 2018.

CASH FLOWS
The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2019 and 2018.

(millions of dollars)	2019	2018
Cash provided by (used for):
Operating activities	$70.9	$78.2
Investing activities	(25.8)	(17.6)
Financing activities	(37.9)	(56.1)
CASH PROVIDED BY OPERATING ACTIVITIES
Cash provided by operating activities decreased $7.3 million primarily due to lower operating results.
CASH USED FOR INVESTING ACTIVITIES
Cash used for investing activities increased $8.2 million versus the prior year period primarily due to an increase in timberland acquisitions ($12.3 million) and capital expenditures ($0.9 million). These activities were offset by a decrease in real estate development investments ($0.7 million) and other investing activities ($4.3 million).
CASH USED FOR FINANCING ACTIVITIES
Cash used for financing activities decreased $18.1 million from the prior year period primarily due to a decrease in net debt repayments ($29.4 million), partially offset by a decrease in equity issuances ($4.9 million) and increases in dividends paid ($2.8 million) and minority shareholder distributions ($3.6 million).
EXPECTED 2019 EXPENDITURES
Capital expenditures in 2019 are expected to be between $67 million and $70 million, excluding any strategic timberland acquisitions we may make. Capital expenditures are expected to primarily consist of seedling planting, fertilization and other silvicultural activities, property taxes, lease payments, allocated overhead and other capitalized costs. Aside from capital expenditures, we may also acquire timberland as we actively evaluate acquisition opportunities.
Real estate development investments in 2019 are expected to be between $7 million and $10 million, net of anticipated reimbursements from community development bonds. Expected real estate development investments are primarily related to Wildlight, our mixed-use community development project located north of Jacksonville, Florida at the interchange of I-95 and State Road A1A.
Our 2019 dividend payments are expected to be approximately $140 million assuming no change in the quarterly dividend rate of $0.27 per share or material changes in the number of shares outstanding.
Future share repurchases, if any, will depend on the Company’s liquidity and cash flow, as well as general market conditions and other considerations including capital allocation priorities.
We have approximately $1.3 million of mandatory pension contribution requirements in 2019 and may make discretionary contributions in the future.
Cash tax payments in 2019 are expected to be approximately $3 million, primarily due to the New Zealand subsidiary.

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
Management uses Adjusted EBITDA as a performance measure. Adjusted EBITDA is a non-GAAP measure that management uses to make strategic decisions about the business and that investors can use to evaluate the operational performance of the assets under management. It removes the impact of specific items that management believes do not directly reflect the core business operations on an ongoing basis. We define Adjusted EBITDA as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of land and improved development, Large Dispositions and non-operating income and expense.
We reconcile Adjusted EBITDA to Net Income for the consolidated Company and to Operating Income for the segments, as those are the most comparable GAAP measures for each. The following table provides a reconciliation of Net Income to Adjusted EBITDA for the respective periods (in millions of dollars):

	Three Months Ended March 31,
	2019	2018
Net Income to Adjusted EBITDA Reconciliation
Net income	$27.8	$42.7
Interest, net	6.7	7.7
Income tax expense	4.3	6.9
Depreciation, depletion and amortization	36.5	34.5
Non-cash cost of land and improved development	4.0	1.6
Non-operating income	(0.3)	(0.2)
Adjusted EBITDA	$79.0	$93.2

The following tables provide a reconciliation of Operating Income (Loss) by segment to Adjusted EBITDA by segment for the respective periods (in millions of dollars):

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and other	Total
March 31, 2019
Operating income (loss)	$21.5	($3.7)	$15.7	$10.0	$0.5	($5.5)	$38.5
Depreciation, depletion and amortization	19.7	6.8	6.3	3.3	—	0.3	36.5
Non-cash cost of land and improved development	—	—	—	4.0	—	—	4.0
Adjusted EBITDA	$41.2	$3.1	$22.0	$17.4	$0.5	($5.2)	$79.0

March 31, 2018
Operating income	$12.2	$4.7	$16.0	$28.1	$0.1	($4.0)	$57.1
Depreciation, depletion and amortization	16.0	9.5	5.7	3.1	—	0.3	34.5
Non-cash cost of land and improved development	—	—	—	1.6	—	—	1.6
Adjusted EBITDA	$28.2	$14.2	$21.7	$32.7	$0.1	($3.7)	$93.2

The following table provides a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Three Months Ended March 31,
	2019	2018
Cash provided by operating activities	$70.9	$78.2
Capital expenditures (a)	(14.1)	(13.2)
Working capital and other balance sheet changes	5.4	12.2
CAD	62.2	77.2
Mandatory debt repayments	—	—
CAD after mandatory debt repayments	62.2	77.2

Cash used for investing activities	($25.8)	($17.6)
Cash used for financing activities	($37.9)	($56.1)

(a)	Capital expenditures exclude timberland acquisitions during the three months ended March 31, 2019.
The following table provides supplemental cash flow data (in millions):

	Three Months Ended March 31,
	2019	2018
Purchase of timberlands	($12.3)	—
Real Estate Development Investments	(1.7)	(2.3)
Distributions to New Zealand minority shareholder (a)	(3.6)	(3.4)

(a)	2018 amount includes debt repayments on the New Zealand subsidiary noncontrolling interest shareholder loan.
LIQUIDITY FACILITIES
2019 DEBT ACTIVITY
See Note 6 — Debt for additional information.

OFF-BALANCE SHEET ARRANGEMENTS
We utilize off-balance sheet arrangements to provide credit support for certain suppliers and vendors in case of their default on critical obligations, and collateral for outstanding claims under the Company’s previous workers’ compensation self-insurance programs. These arrangements consist of standby letters of credit and surety bonds. As part of our ongoing operations, we also periodically issue guarantees to third parties. Off-balance sheet arrangements are not considered a source of liquidity or capital resources and do not expose us to material risks or material unfavorable financial impacts. See Note 11 — Guarantees for details on the letters of credit, surety bonds and guarantees as of March 31, 2019.

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
The following table aggregates our contractual financial obligations as of March 31, 2019 and anticipated cash spending by period:

Contractual Financial Obligations (in millions)	Total	Payments Due by Period
		Remaining 2019	2020-2021	2022-2023	Thereafter
Long-term debt (a)	$975.0	—	—	$325.0	$650.0
Interest payments on long-term debt (b)	206.5	29.8	79.5	58.1	39.1
Operating leases — timberland (c)	189.3	7.1	16.1	14.9	151.2
Operating leases — PP&E, offices (c)	9.6	1.5	3.2	1.7	3.2
Commitments — derivatives (d)	0.6	0.6	—	—	—
Commitments — other (e)	4.5	3.8	0.7	—	—
Total contractual cash obligations	$1,385.5	$42.8	$99.5	$399.7	$843.5

(a)
The book value of long-term debt, net of deferred financing costs, is currently recorded at $972.7 million on the Company’s Consolidated Balance Sheet, but upon maturity the liability will be $975.0 million.

(b)	Projected interest payments for variable rate debt were calculated based on outstanding principal amounts and interest rates as of March 31, 2019.

(c)	Includes anticipated renewal options.

(d)
Commitments — derivatives represents payments expected to be made on derivative financial instruments (foreign exchange contracts and interest rate swaps). See Note 13 — Derivative Financial Instruments and Hedging Activities.

(e)
Commitments — other includes $1.3 million of pension contribution requirements remaining in 2019 based on actuarially determined estimates and IRS minimum funding requirements, payments expected to be made on the Company’s Wildlight development project, payments made on timberland deeds and other purchase obligations.

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
Interest Rate Risk
We are exposed to interest rate risk through our variable rate debt, primarily due to changes in LIBOR. However, we use interest rate swaps to manage our exposure to interest rate movements on our term credit agreements by swapping existing and anticipated future borrowings from floating rates to fixed rates. As of March 31, 2019, we had $650 million of U.S. long-term variable rate debt. The notional amount of outstanding interest rate swap contracts with respect to this debt at March 31, 2019 was also $650 million. The term credit agreement and associated interest rate swaps mature in August 2024 and the incremental term loan agreement and associated interest rate swaps mature in May 2026. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in no corresponding increase/decrease in interest payments and expense over a 12-month period.
The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. The estimated fair value of our long-term fixed rate debt at March 31, 2019 was $326 million compared to the $325 million principal amount. We use interest rates of debt with similar terms and maturities to estimate the fair value of our debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at March 31, 2019 would result in a corresponding decrease/increase in the fair value of our long-term fixed rate debt of approximately $9 million.
We estimate the periodic effective interest rate on our U.S. long-term fixed and variable rate debt to be approximately 3.3% after consideration of interest rate swaps and estimated patronage refunds, excluding unused commitment fees on the revolving credit facility.
The following table summarizes our outstanding debt, interest rate swaps and average interest rates, by year of expected maturity and their fair values at March 31, 2019:

(Dollars in thousands)	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Variable rate debt:
Principal amounts	—	—	—	—	—	$650,000	$650,000	$650,000
Average interest rate (a)(b)	—	—	—	—	—	4.24%	4.24%	—
Fixed rate debt:
Principal amounts	—	—	—	$325,000	—	—	$325,000	$326,073
Average interest rate (b)	—	—	—	3.75%	—	—	3.75%	—
Interest rate swaps:
Notional amount	—	—	—	—	—	$650,000	$650,000	$12,187
Average pay rate (b)	—	—	—	—	—	1.91%	1.91%	—
Average receive rate (b)	—	—	—	—	—	2.49%	2.49%	—

(a)    Excludes estimated patronage refunds.
(b)    Interest rates as of March 31, 2019.
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

Sales and Expense Exposure
At March 31, 2019, the New Zealand subsidiary had foreign currency exchange contracts with a notional amount of $78 million and foreign currency option contracts with a notional amount of $24 million outstanding related to foreign export sales and ocean freight payments. The amount hedged represents a portion of forecast U.S. dollar denominated export timber and log trading sales proceeds over the next 18 months and next 3 months, respectively.
Shareholder Distributions
At March 31, 2019, the New Zealand subsidiary had foreign currency exchange contracts with a notional amount of NZ$6 million representing a portion of anticipated shareholder distribution payments over the next 12 months.
The following table summarizes our outstanding foreign currency exchange rate risk contracts at March 31, 2019:

(Dollars in thousands)	0-1 months	1-2 months	2-3 months	3-6 months	6-12 months	12-18 months	Total	Fair Value
Foreign exchange contracts to sell U.S. dollar for New Zealand dollar
Notional amount	$15,250	$9,250	$6,000	$18,000	$23,000	$6,000	$77,500	($450)
Average contract rate	1.4693	1.4683	1.4675	1.4658	1.4622	1.4588	1.4653

Foreign currency option contracts to sell U.S. dollar for New Zealand dollar
Notional amount	$2,000	$2,000	$4,000	$4,000	12,000	—	$24,000	$223
Average strike price	1.4757	1.5239	1.4987	1.5028	1.5249	—	1.5127

Foreign exchange contracts to sell New Zealand dollar for U.S. dollar
Notional amount (NZ$)	—	—	$6,000	—	—	—	$6,000	$51
Average contract rate	—	—	0.6815		—	—	0.6815

Item 4.	CONTROLS AND PROCEDURES
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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of March 31, 2019.
In the quarter ended March 31, 2019, based upon the evaluation required by Rule 13a-15(d) under the Exchange Act, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The information set forth in Note 10 — Contingencies in the “Notes to Consolidated Financial Statements” under Item 1 of Part I of this report is incorporated herein by reference.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information regarding our purchases of Rayonier common shares during the quarter ended March 31, 2019:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 1 to January 31	14	27.37	—	7,028,100
February 1 to February 28	—	—	—	7,028,100
March 1 to March 31	1,126	29.85	—	7,028,100
Total	1,140		—

(a)
Includes 1,140 shares of the Company’s common shares purchased in January and March from current employees in non-open market transactions. The shares were sold by current employees of the Company in exchange for cash that was used to pay withholding taxes associated with the vesting of restricted stock awards under the Company’s stock incentive plan. The price per share surrendered is based on the closing price of the company’s common shares on the respective vesting dates of the awards.

(b)	Maximum number of shares authorized to be purchased as of March 31, 2019 include 3,877,389 under the 1996 anti-dilutive program and approximately 3,150,711 under the share repurchase program.

Item 6.	EXHIBITS

10.1	2019 Performance Share Award Program*	Filed herewith
10.2	Rayonier Incentive Stock Plan, as amended*	Filed herewith
31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2019 and 2018; (ii) the Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018; (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2019 and 2018; (iv) the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018; and (v) the Notes to Consolidated Financial Statements
Filed herewith

* Management contract or compensatory plan.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER INC.
(Registrant)

By:	/s/ APRIL TICE
April Tice Vice President, Financial Services and Corporate Controller (Duly Authorized Officer, Principal Accounting Officer)
Date: May 3, 2019