Form 10-Q
period 2019-06-30
RAYONIER INC
filed 2019-08-09
CIK 52827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 1-6780
RAYONIER INC.
(Exact name of registrant as specified in its charter)
Incorporated in the State of North Carolina
I.R.S. Employer Identification No. 13-2607329
1 RAYONIER WAY
WILDLIGHT, FL 32097
(Principal Executive Office)
Telephone Number: (904) 357-9100

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol	Exchange
COMMON SHARES, NO PAR VALUE	RYN	New York Stock Exchange

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
Yes ☐        No  ☒

As of August 2, 2019, there were outstanding 129,630,052 Common Shares of the registrant.

i

PART I.        FINANCIAL INFORMATION

Item 1.         Financial Statements

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
SALES (NOTE 2)	$184,800	$245,906	$376,346	$449,101
Costs and Expenses
Cost of sales	(140,454)	(184,418)	(283,705)	(322,906)
Selling and general expenses	(10,984)	(11,502)	(20,794)	(20,504)
Other operating (expense) income, net (Note 16)	(1,969)	1,659	(1,934)	3,029
	(153,407)	(194,261)	(306,433)	(340,381)
OPERATING INCOME	31,393	51,645	69,913	108,720
Interest expense	(7,922)	(8,102)	(15,632)	(16,155)
Interest and other miscellaneous income, net	1,057	2,905	2,390	3,525
INCOME BEFORE INCOME TAXES	24,528	46,448	56,671	96,090
Income tax expense (Note 9)	(3,608)	(7,110)	(7,958)	(14,047)
NET INCOME	20,920	39,338	48,713	82,043
Less: Net income attributable to noncontrolling interest	(2,168)	(3,080)	(5,167)	(5,246)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	18,752	36,258	43,546	76,797
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment, net of income tax expense of $0, $0, $0 and $0	(5,604)	(29,760)	429	(20,072)
Cash flow hedges, net of income tax (benefit) expense of ($91), ($2,008), $244 and ($1,640)	(19,519)	529	(30,205)	17,143
Amortization of pension and postretirement plans, net of income tax expense of $0, $0, $0 and $0	112	178	224	338
Total other comprehensive (loss) income	(25,011)	(29,053)	(29,552)	(2,591)
COMPREHENSIVE (LOSS) INCOME	(4,091)	10,285	19,161	79,452
Less: Comprehensive (income) loss attributable to noncontrolling interest	(815)	5,011	(5,366)	528
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO RAYONIER INC.	($4,906)	$15,296	$13,795	$79,980
EARNINGS PER COMMON SHARE (NOTE 12)
Basic earnings per share attributable to Rayonier Inc.	$0.14	$0.28	$0.34	$0.60
Diluted earnings per share attributable to Rayonier Inc.	$0.14	$0.28	$0.34	$0.59

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	June 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$130,956	$148,374
Accounts receivable, less allowance for doubtful accounts of $8 and $8	44,931	26,151
Inventory (Note 17)	23,597	15,703
Prepaid expenses	20,581	17,016
Other current assets	690	609
Total current assets	220,755	207,853
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,392,389	2,401,327
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 7)	77,072	85,609
PROPERTY, PLANT AND EQUIPMENT
Land	4,131	4,131
Buildings	22,432	22,503
Machinery and equipment	3,681	3,534
Construction in progress	589	567
Total property, plant and equipment, gross	30,833	30,735
Less — accumulated depreciation	(8,789)	(7,984)
Total property, plant and equipment, net	22,044	22,751
RESTRICTED CASH (NOTE 18)	3,754	8,080
RIGHT-OF-USE ASSETS (NOTE 3)	104,016	—
OTHER ASSETS	41,021	55,046
TOTAL ASSETS	$2,861,051	$2,780,666
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$24,944	$18,019
Accrued taxes	5,935	3,178
Accrued payroll and benefits	5,451	10,416
Accrued interest	4,931	5,007
Deferred revenue	19,798	10,447
Other current liabilities	25,026	16,474
Total current liabilities	86,085	63,541
LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS (NOTE 6)	972,848	972,567
PENSION AND OTHER POSTRETIREMENT BENEFITS (NOTE 15)	29,383	29,800
LONG-TERM LEASE LIABILITY (NOTE 3)	93,749	—
OTHER NON-CURRENT LIABILITIES	78,688	60,208
COMMITMENTS AND CONTINGENCIES (NOTES 8 and 10)
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 shares authorized,129,629,716 and 129,488,675 shares issued and outstanding	884,618	884,263
Retained earnings	645,743	672,371
Accumulated other comprehensive (loss) income (Note 19)	(29,511)	239
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,500,850	1,556,873
Noncontrolling interest	99,448	97,677
TOTAL SHAREHOLDERS’ EQUITY	1,600,298	1,654,550
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,861,051	$2,780,666

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except share data)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interest	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2019	129,488,675	$884,263	$672,371	$239	$97,677	$1,654,550
Net income	—	—	24,794	—	2,999	27,793
Dividends ($0.27 per share)	—	—	(35,049)	—	—	(35,049)
Issuance of shares under incentive stock plans	26,031	597	—	—	—	597
Stock-based compensation	—	1,477	—	—	—	1,477
Repurchase of common shares	(1,140)	(33)	—	—	—	(33)
Amortization of pension and postretirement plan liabilities	—	—	—	112	—	112
Foreign currency translation adjustment	—	—	—	4,680	1,353	6,033
Cash flow hedges	—	—	—	(10,884)	198	(10,686)
Distribution to minority shareholder	—	—	—	—	(3,594)	(3,594)
Balance, March 31, 2019	129,513,566	$886,304	$662,116	($5,853)	$98,633	$1,641,200
Net income	—	—	18,752	—	2,168	20,920
Dividends ($0.27 per share)	—	—	(35,125)	—	—	(35,125)
Issuance of shares under incentive stock plans	250,344	177	—	—	—	177
Stock-based compensation	—	2,344	—	—	—	2,344
Repurchase of common shares	(134,194)	(4,207)	—	—	—	(4,207)
Amortization of pension and postretirement plan liabilities	—	—	—	112	—	112
Foreign currency translation adjustment	—	—	—	(4,305)	(1,299)	(5,604)
Cash flow hedges	—	—	—	(19,465)	(54)	(19,519)
Balance, June 30, 2019	129,629,716	$884,618	$645,743	($29,511)	$99,448	$1,600,298

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2018	128,970,776	$872,228	$707,378	$13,417	$99,917	$1,692,940
Net income	—	—	40,539	—	2,167	42,706
Dividends ($0.25 per share)	—	—	(32,634)	—	—	(32,634)
Issuance of shares under incentive stock plans	204,336	5,455	—	—	—	5,455
Stock-based compensation	—	1,262	—	—	—	1,262
Repurchase of common shares	(811)	(18)	—	—	—	(18)
Amortization of pension and postretirement plan liabilities	—	—	—	159	—	159
Foreign currency translation adjustment	—	—	—	7,606	2,082	9,688
Cash flow hedges	—	—	—	16,381	234	16,615
Balance, March 31, 2018	129,174,301	$878,927	$715,283	$37,563	$104,400	$1,736,173
Net income	—	—	36,258	—	3,080	39,338
Dividends ($0.27 per share)	—	—	(35,213)	—	—	(35,213)
Issuance of shares under incentive stock plans	357,139	2,369	—	—	—	2,369
Stock-based compensation	—	2,212	—	—	—	2,212
Repurchase of common shares	(80,172)	(2,948)	—	—	—	(2,948)
Amortization of pension and postretirement plan liabilities	—	—	—	178	—	178
Foreign currency translation adjustment	—	—	—	(22,857)	(6,903)	(29,760)
Cash flow hedges	—	—	—	1,717	(1,189)	529
Balance, June 30, 2018	129,451,268	$880,560	$716,328	$16,601	$99,388	$1,712,877

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$48,713	$82,043
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	64,093	80,920
Non-cash cost of land and improved development	5,647	14,936
Stock-based incentive compensation expense	3,821	3,474
Deferred income taxes	7,257	13,653
Amortization of losses from pension and postretirement plans	224	338
Other	987	(5,466)
Changes in operating assets and liabilities:
Receivables	(21,031)	(26,203)
Inventories	(994)	1,014
Accounts payable	5,558	4,448
Income tax receivable/payable	—	(84)
All other operating activities	2,679	12,510
CASH PROVIDED BY OPERATING ACTIVITIES	116,954	181,583
INVESTING ACTIVITIES
Capital expenditures	(29,505)	(25,920)
Real estate development investments	(999)	(4,501)
Purchase of timberlands	(26,396)	(31,234)
Other	(3,888)	113
CASH USED FOR INVESTING ACTIVITIES	(60,788)	(61,542)
FINANCING ACTIVITIES
Issuance of debt	—	1,014
Repayment of debt	—	(54,389)
Dividends paid	(71,107)	(67,053)
Proceeds from the issuance of common shares under incentive stock plan	774	7,824
Repurchase of common shares	(4,241)	(2,966)
Distribution to minority shareholder	(3,594)	—
Other	133	—
CASH USED FOR FINANCING ACTIVITIES	(78,035)	(115,570)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	125	(578)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	(21,744)	3,893
Balance, beginning of year	156,454	172,356
Balance, end of period	$134,710	$176,249
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest (a)	$14,377	$14,858
Income taxes	705	302
Non-cash investing activity:
Capital assets purchased on account	3,407	6,646

(a)
Interest paid is presented net of patronage payments received of $4.0 million and $3.8 million for the six months ended June 30, 2019 and June 30, 2018, respectively. For additional information on patronage payments, see Note 5 — Debt in the 2018 Form 10-K.

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
RECENTLY ADOPTED STANDARDS
ASU 2016-02 (ASC 842)
The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), on January 1, 2019 and elected to apply the standard as of that day. As such, the Consolidated Balance Sheet as of June 30, 2019 includes right-of-use assets and lease liabilities related to the rights and obligations created by the Company’s long-term leases. Prior periods have not been restated.
The Company applied the following practical expedients in the transition to the new standard as allowed under ASC 842-10-65-1:

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

NEW ACCOUNTING STANDARDS
During the six months ended June 30, 2019, the Financial Accounting Standards Board (“FASB”) has not issued any Accounting Standard Updates which are expected to have a material retrospective or future effect on the consolidated financial statements.
SUBSEQUENT EVENTS
The Company has evaluated events occurring from June 30, 2019 to the date of issuance of these Consolidated Financial Statements for potential recognition or disclosure in the consolidated financial statements. No events were identified that warranted recognition or disclosure.

2.    REVENUE
PERFORMANCE OBLIGATIONS
The Company recognizes revenues when control of promised goods or services (“performance obligations”) is transferred to customers, in an amount that reflects the consideration expected in exchange for those goods or services (“transaction price”). The Company generally satisfies performance obligations within a year of entering into a contract and therefore has applied the disclosure exemption found under ASC 606-10-50-14. Unsatisfied performance obligations as of June 30, 2019 are primarily due to advances on stumpage contracts and unearned license revenue. These performance obligations are expected to be satisfied within the next twelve months. The Company generally collects payment within a year of satisfying performance obligations and therefore has elected not to adjust revenues for a financing component.
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
The following table summarizes revenue recognized during the three and six months ended June 30, 2019 and 2018 that was included in the contract liability balance at the beginning of each year:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue recognized from contract liability balance at the beginning of the year (a)	$3,440	$5,429	$8,796	$11,800

(a)	Revenue recognized was primarily from hunting licenses and the use of advances on pay-as-cut timber sales.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables present our revenue from contracts with customers disaggregated by product type for the three and six months ended June 30, 2019 and 2018:

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Elim.	Total
June 30, 2019
Pulpwood	$19,310	$2,267	$8,581	—	$3,826	—	$33,984
Sawtimber	16,286	15,407	52,427	—	31,377	—	115,497
Hardwood	1,391	—	—	—	—	—	1,391
Total Timber Sales	36,987	17,674	61,008	—	35,203	—	150,872
License Revenue, Primarily From Hunting	4,296	103	142	—	—	—	4,541
Other Non-Timber/Carbon Revenue	4,914	779	977	—	—	—	6,670
Agency Fee Income	—	—	—	—	184	—	184
Total Non-Timber Sales	9,210	882	1,119	—	184	—	11,395
Improved Development	—	—	—	172	—	—	172
Unimproved Development	—	—	—	14,431	—	—	14,431
Rural	—	—	—	6,799	—	—	6,799
Non-strategic / Timberlands	—	—	—	1,123	—	—	1,123
Other	—	—	—	8	—	—	8
Total Real Estate Sales	—	—	—	22,533	—	—	22,533

Revenue from Contracts with Customers	46,197	18,556	62,127	22,533	35,387	—	184,800
Intersegment	—	—	—	—	74	(74)	—
Total Revenue	$46,197	$18,556	$62,127	$22,533	$35,461	($74)	$184,800

June 30, 2018
Pulpwood	$20,300	$4,625	$7,788	—	$3,804	—	$36,517
Sawtimber	15,776	26,654	61,219	—	42,162	—	145,811
Hardwood	1,214	—	—	—	—	—	1,214
Total Timber Sales	37,290	31,279	69,007	—	45,966	—	183,542
License Revenue, Primarily from Hunting	3,936	103	142	—	—	—	4,181
Other Non-Timber/Carbon Revenue	6,821	831	504	—	—	—	8,156
Agency Fee Income	—	—	—	—	167	—	167
Total Non-Timber Sales	10,757	934	646	—	167	—	12,504
Improved Development	—	—	—	1,345	—	—	1,345
Rural	—	—	—	4,827	—	—	4,827
Non-strategic / Timberlands	—	—	—	43,688	—	—	43,688
Total Real Estate Sales	—	—	—	49,860	—	—	49,860

Revenue from Contracts with Customers	48,047	32,213	69,653	49,860	46,133	—	245,906
Intersegment	—	—	—	—	29	(29)	—
Total Revenue	$48,047	$32,213	$69,653	$49,860	$46,162	($29)	$245,906

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Six Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Elim.	Total
June 30, 2019
Pulpwood	$46,109	$5,087	$17,349	—	$8,152	—	$76,697
Sawtimber	39,437	32,684	98,290	—	58,890	—	229,301
Hardwood	2,477	—	—	—	—	—	2,477
Total Timber Sales	88,023	37,771	115,639	—	67,042	—	308,475
License Revenue, Primarily From Hunting	8,420	205	195	—	—	—	8,820
Other Non-Timber/Carbon Revenue	10,600	1,115	3,423	—	—	—	15,138
Agency Fee Income	—	—	—	—	381	—	381
Total Non-Timber Sales	19,020	1,320	3,618	—	381	—	24,339
Improved Development	—	—	—	514	—	—	514
Unimproved Development	—	—	—	15,430	—	—	15,430
Rural	—	—	—	19,464	—	—	19,464
Non-strategic / Timberlands	—	—	—	8,056	—	—	8,056
Other	—	—	—	68	—	—	68
Total Real Estate Sales	—	—	—	43,532	—	—	43,532

Revenue from Contracts with Customers	107,043	39,091	119,257	43,532	67,423	—	376,346
Intersegment	—	—	—	—	103	(103)	—
Total Revenue	$107,043	$39,091	$119,257	$43,532	$67,526	($103)	$376,346

June 30, 2018
Pulpwood	$41,904	$8,044	$13,632	—	$8,062	—	$71,642
Sawtimber	31,713	53,721	105,964	—	76,987	—	268,385
Hardwood	1,811	—	—	—	—	—	1,811
Total Timber Sales	75,428	61,765	119,596	—	85,049	—	341,838
License Revenue, Primarily from Hunting	8,024	128	194	—	—	—	8,346
Other Non-Timber/Carbon Revenue	8,183	1,694	2,827	—	—	—	12,704
Agency Fee Income	—	—	—	—	289	—	289
Total Non-Timber Sales	16,207	1,822	3,021	—	289	—	21,339
Improved Development	—	—	—	2,465	—	—	2,465
Unimproved Development	—	—	—	7,446	—	—	7,446
Rural	—	—	—	6,480	—	—	6,480
Non-strategic / Timberlands	—	—	—	69,533	—	—	69,533
Total Real Estate Sales	—	—	—	85,924	—	—	85,924

Revenue from Contracts with Customers	91,635	63,587	122,617	85,924	85,338	—	449,101
Intersegment	—	—	—	—	35	(35)	—
Total Revenue	$91,635	$63,587	$122,617	$85,924	$85,373	($35)	$449,101

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables present our timber sales disaggregated by contract type for the three and six months ended June 30, 2019 and 2018:

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Trading	Total
June 30, 2019
Stumpage Pay-as-Cut	$15,172	—	—	—	$15,172
Stumpage Lump Sum	581	—	—	—	581
Total Stumpage	15,753	—	—	—	15,753

Delivered Wood (Domestic)	17,041	17,674	21,739	2,669	59,123
Delivered Wood (Export)	4,193	—	39,269	32,534	75,996
Total Delivered	21,234	17,674	61,008	35,203	135,119

Total Timber Sales	$36,987	$17,674	$61,008	$35,203	$150,872

June 30, 2018
Stumpage Pay-as-Cut	$19,855	—	—	—	$19,855
Stumpage Lump Sum	256	4,605	—	—	4,861
Total Stumpage	20,111	4,605	—	—	24,716

Delivered Wood (Domestic)	15,166	26,674	25,647	1,567	69,054
Delivered Wood (Export)	2,013	—	43,360	44,399	89,772
Total Delivered	17,179	26,674	69,007	45,966	158,826

Total Timber Sales	$37,290	$31,279	$69,007	$45,966	$183,542

Six Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Trading	Total
June 30, 2019
Stumpage Pay-as-Cut	$43,180	—	—	—	$43,180
Stumpage Lump Sum	2,675	—	—	—	2,675
Total Stumpage	45,855	—	—	—	45,855

Delivered Wood (Domestic)	36,379	37,771	42,439	4,793	121,382
Delivered Wood (Export)	5,789	—	73,200	62,249	141,238
Total Delivered	42,168	37,771	115,639	67,042	262,620

Total Timber Sales	$88,023	$37,771	$115,639	$67,042	$308,475

June 30, 2018
Stumpage Pay-as-Cut	$42,364	—	—	—	$42,364
Stumpage Lump Sum	2,074	9,711	—	—	11,785
Total Stumpage	44,438	9,711	—	—	54,149

Delivered Wood (Domestic)	28,543	52,054	45,750	2,504	128,851
Delivered Wood (Export)	2,447	—	73,846	82,545	158,838
Total Delivered	30,990	52,054	119,596	85,049	287,689

Total Timber Sales	$75,428	$61,765	$119,596	$85,049	$341,838

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
As of June 30, 2019, the New Zealand subsidiary has two CFLs comprising 9,000 acres under termination notice that are currently being relinquished as harvest activities are concluding, as well as two fixed-term CFLs comprising 3,000 acres expiring in 2062. Additionally, the New Zealand subsidiary has two forestry rights comprising 32,000 acres under termination notice that are currently being relinquished as harvest activities are concluding.
OTHER NON-TIMBERLAND LEASES
In addition to timberland holdings, the Company leases properties for certain office locations. Significant leased properties include a regional office in Lufkin, Texas; a Pacific Northwest Timber office in Hoquiam, Washington and a New Zealand Timber and Trading headquarters in Auckland, New Zealand.
LEASE MATURITIES, LEASE COST AND OTHER LEASE INFORMATION
The following table details the Company’s undiscounted lease obligations as of June 30, 2019 by type of lease and year of expiration:

		Year of Expiration
Lease obligations	Total	Remaining 2019	2020	2021	2022	2023	Thereafter
Operating lease liabilities	$202,266	$5,874	$9,642	$9,494	$8,858	$8,318	$160,080
Total Undiscounted Cash Flows	$202,266	$5,874	$9,642	$9,494	$8,858	$8,318	$160,080
Imputed interest	(98,212)
Balance at June 30, 2019	104,054
Less: Current portion	(10,305)
Non-current portion at June 30, 2019	$93,749

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table details components of the Company’s lease cost for the three and six months ended June 30, 2019:

	Three Months Ended June 30,	Six Months Ended June 30,
Lease Cost Components	2019	2019
Operating lease cost	2,396	4,833
Variable lease cost (a)	81	157
Total lease cost (b)	$2,477	$4,990

(a)	The majority of timberland leases are subject to increases or decreases based on either the Consumer Price Index, Producer Price Index or market rates.

(b)
Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for these leases are expensed on a straight line basis over the lease term. Short-term lease expense was not material for the three and six months ended June 30,2019.

The following table details components of the Company’s lease cost for the six months ended June 30, 2019:

Six Months Ended June 30,
Supplemental cash flow information related to leases:	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	1,493
Investing cash flows from operating leases	3,340
Total cash flows from operating leases	$4,833

Weighted-average remaining lease term in years - operating leases	28
Weighted-average discount rate - operating leases	5%
The Company applied the following practical expedients upon adoption of the the new standard as allowed under ASC 842:

Practical Expedient	Description
Short-term leases
The Company does not record right-of-use assets or lease liabilities for short-term leases (a lease that at commencement date has a lease term of 12 months or less and does not contain a purchase option that is reasonably certain to be exercised).

Separation of lease and non-lease components
The Company does not separate non-lease components from the associated lease components if they have the same timing and pattern of transfer and, if accounted for separately, would both be classified as an operating lease.

4.	NEW ZEALAND SUBSIDIARY
The Company maintains a 77% controlling financial interest in Matariki Forestry Group (the “New Zealand subsidiary”), a joint venture that owns or leases approximately 410,000 legal acres of New Zealand timberland. Accordingly, the Company consolidates the New Zealand subsidiary’s balance sheet and results of operations. The portions of the consolidated financial position and results of operations attributable to the New Zealand subsidiary’s 23% noncontrolling interest are shown separately within the Consolidated Statements of Income and Comprehensive Income and Consolidated Statements of Shareholders’ Equity. Rayonier New Zealand Limited (“RNZ”), a wholly-owned subsidiary of Rayonier Inc., serves as the manager of the New Zealand subsidiary.

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
The following tables summarize the segment information for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
SALES	2019	2018	2019	2018
Southern Timber	$46,197	$48,047	$107,043	$91,635
Pacific Northwest Timber	18,556	32,213	39,091	63,587
New Zealand Timber	62,127	69,653	119,257	122,617
Real Estate	22,533	49,860	43,532	85,924
Trading	35,461	46,162	67,526	85,373
Intersegment Eliminations	(74)	(29)	(103)	(35)
Total	$184,800	$245,906	$376,346	$449,101

	Three Months Ended June 30,		Six Months Ended June 30,
OPERATING INCOME (LOSS)	2019	2018	2019	2018
Southern Timber	$14,741	$15,651	$36,261	$27,878
Pacific Northwest Timber	(3,815)	5,625	(7,556)	10,299
New Zealand Timber	12,797	17,768	28,517	33,725
Real Estate	15,468	18,864	25,495	46,918
Trading	(171)	227	309	376
Corporate and other	(7,627)	(6,490)	(13,113)	(10,476)
Total Operating Income	31,393	51,645	69,913	108,720
Unallocated interest expense and other	(6,865)	(5,197)	(13,242)	(12,630)
Total Income before Income Taxes	$24,528	$46,448	$56,671	$96,090

	Three Months Ended June 30,		Six Months Ended June 30,
DEPRECIATION, DEPLETION AND AMORTIZATION	2019	2018	2019	2018
Southern Timber	$12,880	$14,940	$32,608	$30,919
Pacific Northwest Timber	6,045	9,381	12,871	18,885
New Zealand Timber	7,189	8,026	13,508	13,743
Real Estate	1,199	13,739	4,534	16,805
Corporate and other	288	297	572	568
Total	$27,601	$46,383	$64,093	$80,920

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended June 30,		Six Months Ended June 30,
NON-CASH COST OF LAND AND IMPROVED DEVELOPMENT	2019	2018	2019	2018
Real Estate	$1,617	$13,312	$5,647	$14,936
Total	$1,617	$13,312	$5,647	$14,936

6.	DEBT
Rayonier’s debt consisted of the following at June 30, 2019:

June 30, 2019
Term Credit Agreement borrowings due 2024 at a variable interest rate of 4.1% at June 30, 2019 (a)	$350,000
Senior Notes due 2022 at a fixed interest rate of 3.75%	325,000
Incremental Term Loan Agreement borrowings due 2026 at a variable interest rate of 4.3% at June 30, 2019 (b)	300,000
Total debt	975,000
Less: Deferred financing costs	(2,152)
Long-term debt, net of deferred financing costs	$972,848

(a)
As of June 30, 2019, the periodic interest rate on the term loan facility was LIBOR plus 1.625%. The Company estimates the effective fixed interest rate on the term loan facility to be approximately 3.3% after consideration of interest rate swaps and estimated patronage refunds.

(b)
As of June 30, 2019, the periodic interest rate on the incremental term loan was LIBOR plus 1.900%. The Company estimates the effective fixed interest rate on the incremental term loan facility to be approximately 2.8% after consideration of interest rate swaps and estimated patronage refunds.

Principal payments due during the next five years and thereafter are as follows:

2019	—
2020	—
2021	—
2022	325,000
2023	—
Thereafter	650,000
Total Debt	$975,000

2019 DEBT ACTIVITY
During the six months ended June 30, 2019, the Company made no borrowings or repayments on its Revolving Credit Facility. At June 30, 2019, the Company had available borrowings of $198.4 million under the Revolving Credit Facility, net of $1.6 million to secure its outstanding letters of credit.
During the six months ended June 30, 2019, the New Zealand subsidiary made no borrowings or repayments on its working capital facility. At June 30, 2019, the New Zealand subsidiary had NZ$20.0 million of available borrowings under its working capital facility.

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
In addition to these financial covenants listed above, the Senior Notes, Term Credit Agreement, Incremental Term Loan Agreement and Revolving Credit Facility include customary covenants that limit the incurrence of debt and the disposition of assets, among others. At June 30, 2019, the Company was in compliance with all applicable covenants.

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
An analysis of higher and better use timberlands and real estate development investments from December 31, 2018 to June 30, 2019 is shown below:

	Higher and Better Use Timberlands and Real Estate Development Investments
	Land and Timber	Development Investments	Total
Non-current portion at December 31, 2018	$59,189	$26,420	$85,609
Plus: Current portion (a)	4,239	7,680	11,919
Total Balance at December 31, 2018	63,428	34,100	97,528
Non-cash cost of land and improved development	(1,288)	(376)	(1,664)
Timber depletion from harvesting activities and basis of timber sold in real estate sales	(1,657)	—	(1,657)
Capitalized real estate development investments (b)	—	999	999
Capital expenditures (silviculture)	117	—	117
Intersegment transfers	76	—	76
Total Balance at June 30, 2019	60,676	34,723	95,399
Less: Current portion (a)	(3,476)	(14,851)	(18,327)
Non-current portion at June 30, 2019	$57,200	$19,872	$77,072

(a)	The current portion of Higher and Better Use Timberlands and Real Estate Development Investments is recorded in Inventory. See Note 17 — Inventory for additional information.

(b)	Capitalized real estate development investments include $0.3 million of capitalized interest.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

8.    COMMITMENTS
At June 30, 2019, the future minimum payments under non-cancellable commitments were as follows:

	Development Projects (a)	Pension Contributions (b)	Commitments (c)	Total
Remaining 2019	$1,742	$884	$1,329	$3,955
2020	—	442	619	1,061
2021	—	—	134	134
2022	—	—	3	3
2023	—	—	—	—
Thereafter	—	—	—	—
	$1,742	$1,326	$2,085	$5,153

(a)	Consists of payments expected to be made on the Company’s Wildlight development project.

(b)	Pension contribution requirements are based on actuarially determined estimates and IRS minimum funding requirements.

(c)	Commitments include payments expected to be made on foreign exchange contracts, timberland deeds and other purchase obligations.

9.    INCOME TAXES
The Company’s timber operations are primarily conducted by the Company’s REIT entity, which is generally not subject to U.S. federal and state income tax. The New Zealand timber operations are conducted by the New Zealand subsidiary, which is subject to corporate-level tax in New Zealand. Non-REIT qualifying operations, which are subject to corporate-level tax, are conducted by various TRS entities. These operations include log trading and certain real estate activities, such as the sale, entitlement and development of HBU properties.
PROVISION FOR INCOME TAXES
The Company’s tax expense is principally related to New Zealand corporate-level tax on the New Zealand subsidiary income. The following table contains the income tax expense recognized on the Consolidated Statements of Income and Comprehensive Income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income tax expense	($3,608)	($7,110)	($7,958)	($14,047)

ANNUAL EFFECTIVE TAX RATE
The Company’s effective tax rate is below the 21.0% U.S. statutory rate due to tax benefits associated with being a REIT. The following table contains the Company’s annualized effective tax rate.

	Six Months Ended June 30,
	2019	2018
Annualized effective tax rate	15.5%	14.5%

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

11.	GUARANTEES
The Company provides financial guarantees as required by creditors, insurance programs, and various governmental agencies.
As of June 30, 2019, the following financial guarantees were outstanding:

Financial Commitments (a)	Maximum Potential Payment
Standby letters of credit (b)	$1,585
Surety bonds (c)	3,377
Total financial commitments	$4,962

(a)
The Company has not recorded any liabilities for these financial commitments in the Consolidated Balance Sheets. The guarantees are not subject to measurement, as the guarantees are dependent on the Company’s own performance.

(b)
Approximately $0.6 million of the standby letters of credit serve as credit support for infrastructure at the Company’s Wildlight development project. The remaining letters of credit support various insurance related agreements, primarily workers’ compensation. These letters of credit will expire at various dates during 2019 and 2020 and will be renewed as required.

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

12.    EARNINGS PER COMMON SHARE
The following table provides details of the calculations of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Income	$20,920	$39,338	$48,713	$82,043
Less: Net income attributable to noncontrolling interest	(2,168)	(3,080)	(5,167)	(5,246)
Net income attributable to Rayonier Inc.	$18,752	$36,258	$43,546	$76,797

Shares used for determining basic earnings per common share	129,380,282	129,067,325	129,277,490	128,935,003
Dilutive effect of:
Stock options	13,463	103,154	16,580	90,815
Performance and restricted shares	250,170	540,808	403,915	606,760
Shares used for determining diluted earnings per common share	129,643,915	129,711,287	129,697,985	129,632,578

Basic earnings per common share attributable to Rayonier Inc.:	$0.14	$0.28	$0.34	$0.60

Diluted earnings per common share attributable to Rayonier Inc.:	$0.14	$0.28	$0.34	$0.59

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Anti-dilutive shares excluded from the computations of diluted earnings per share:
Stock options and performance shares	451,258	254,663	444,765	213,241

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
Accounting for derivative financial instruments is governed by ASC Topic 815, Derivatives and Hedging, (“ASC 815”). In accordance with ASC 815, the Company records its derivative instruments at fair value as either assets or liabilities in the Consolidated Balance Sheets. Changes in the instruments’ fair value are accounted for based on their intended use. Gains and losses on derivatives that are designated and qualify for cash flow hedge accounting are recorded as a component of accumulated other comprehensive (loss) income (“AOCI”) and reclassified into earnings when the hedged transaction materializes. Gains and losses on derivatives that are designated and qualify for net investment hedge accounting are recorded as a component of AOCI and will not be reclassified into earnings until the Company’s investment in its New Zealand operations is partially or completely liquidated. The ineffective portion of any hedge, changes in the fair value of derivatives not designated as hedging instruments and those which are no longer effective as hedging instruments, are recognized immediately in earnings.
FOREIGN CURRENCY EXCHANGE AND OPTION CONTRACTS
The functional currency of Rayonier’s wholly owned subsidiary, Rayonier New Zealand Limited, and the New Zealand subsidiary is the New Zealand dollar. The New Zealand subsidiary is exposed to foreign currency risk on export sales and ocean freight payments which are mainly denominated in U.S. dollars. The New Zealand subsidiary typically hedges 35% to 90% of its estimated foreign currency exposure with respect to the following three months forecasted sales and purchases, 25% to 75% of forecasted sales and purchases for the forward three to 12 months and up to 50% of the forward 12 to 18 months. Foreign currency exposure from the New Zealand subsidiary’s trading operations is typically hedged based on the following three months forecasted sales and purchases. As of June 30, 2019, foreign currency exchange contracts and foreign currency option contracts had maturity dates through November 2020 and September 2020, respectively.
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
The Company may de-designate these cash flow hedge relationships in advance or at the occurrence of the forecasted transaction. The portion of gains or losses on the derivative instrument previously accumulated in other comprehensive income for de-designated hedges remains in accumulated other comprehensive (loss) income until the forecasted transaction affects earnings. Changes in the value of derivative instruments after de-designation are recorded in earnings.
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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table contains information on the outstanding interest rate swaps as of June 30, 2019:

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
CARBON OPTIONS
The New Zealand subsidiary enters into carbon options from time to time to sell carbon assets at certain prices. The fair value of carbon options is determined by a mark-to-market valuation using the Black-Scholes option pricing model, which estimates fair value by discounting the difference between the contracted forward price and the current forward price for the residual maturity of the contract using a risk-free interest rate. Changes in fair value of the carbon option contracts are recorded in “Interest and other miscellaneous income, net” as the contracts did not qualify for hedge accounting treatment. As of June 30, 2019, carbon option contracts had maturity dates through April 2020.
The following tables demonstrate the impact, gross of tax, of the Company’s derivatives on the Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2019 and 2018.

		Three Months Ended June 30,
	Income Statement Location	2019	2018
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive (loss) income	($219)	($6,630)
Foreign currency option contracts	Other comprehensive (loss) income	(107)	(539)
Interest rate swaps	Other comprehensive (loss) income	(19,284)	5,690

Derivatives designated as a net investment hedge:
Foreign currency exchange contract	Other comprehensive (loss) income	—	(454)

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Interest and other miscellaneous income, net	152	2,479
Carbon option contracts	Interest and other miscellaneous income, net	12	—

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

		Six Months Ended June 30,
	Income Statement Location	2019	2018
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive (loss) income	$900	($5,398)
Foreign currency option contracts	Other comprehensive (loss) income	(30)	(359)
Interest rate swaps	Other comprehensive (loss) income	(30,831)	21,287

Derivatives designated as a net investment hedge:
Foreign currency exchange contract	Other comprehensive (loss) income	—	(344)

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Interest and other miscellaneous income, net	135	2,608
Carbon option contracts	Interest and other miscellaneous income, net	415	—
During the next 12 months, the amount of the June 30, 2019 AOCI balance, net of tax, expected to be reclassified into earnings as a result of the maturation of the Company’s derivative instruments is a loss of approximately $0.5 million.
The following table contains the notional amounts of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Notional Amount
	June 30, 2019	December 31, 2018
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	$100,500	$69,950
Foreign currency option contracts	20,000	24,000
Interest rate swaps	650,000	650,000

Derivative not designated as a hedging instrument:
Foreign currency exchange contracts	—	9,396
Carbon options (a)	3,102	2,517

(a)    Notional amount for carbon options is calculated as the number of units outstanding multiplied by the spot price as of June 30, 2019.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table contains the fair values of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Location on Balance Sheet	Fair Value Assets / (Liabilities) (a)
		June 30, 2019	December 31, 2018
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other current assets	$304	—
	Other assets	159	—
	Other current liabilities	(1,083)	(1,569)
	Other non-current liabilities	(50)	—
Foreign currency option contracts	Other current assets	123	217
	Other assets	63	102
	Other current liabilities	(37)	(106)
	Other non-current liabilities	(33)	(68)
Interest rate swaps	Other assets	4,159	23,735
	Other non-current liabilities	(11,256)	—

Derivative not designated as a hedging instrument:
Foreign currency exchange contracts	Other current assets	—	152
	Other current liabilities	—	(24)
Carbon options	Other current liabilities	(2)	(322)

Total derivative contracts:
Other current assets		$427	$369
Other assets		4,381	23,837
Total derivative assets		$4,808	$24,206

Other current liabilities		(1,122)	(2,021)
Other non-current liabilities		(11,339)	(68)
Total derivative liabilities		($12,461)	($2,089)

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
The following table presents the carrying amount and estimated fair values of financial instruments held by the Company at June 30, 2019 and December 31, 2018, using market information and what the Company believes to be appropriate valuation methodologies under GAAP:

	June 30, 2019			December 31, 2018
Asset (Liability) (a)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$130,956	$130,956	—	$148,374	$148,374	—
Restricted cash (b)	3,754	3,754	—	8,080	8,080	—
Long-term debt (c)	(972,848)	—	(981,500)	(972,567)	—	(975,845)
Interest rate swaps (d)	(7,097)	—	(7,097)	23,735	—	23,735
Foreign currency exchange contracts (d)	(670)	—	(670)	(1,442)	—	(1,442)
Foreign currency option contracts (d)	116	—	116	145	—	145
Carbon option contracts (d)	(2)	—	(2)	(322)	—	(322)

(a)	The Company did not have Level 3 assets or liabilities at June 30, 2019 and December 31, 2018.

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
As of June 30, 2019, the Company has paid $0.4 million of the approximately $1.3 million in current year mandatory pension contribution requirements (based on actuarially determined estimates and IRS minimum funding requirements).
The net pension and postretirement benefit costs (credit) that have been recorded are shown in the following table:

Components of Net Periodic Benefit Cost (Credit)	Income Statement Location	Pension		Postretirement
		Three Months Ended June 30,		Three Months Ended June 30,
		2019	2018	2019	2018
Service cost	Selling and general expenses	—	—	$1	$2
Interest cost	Interest and other miscellaneous income, net	799	759	13	13
Expected return on plan assets (a)	Interest and other miscellaneous income, net	(777)	(984)	—	—
Amortization of losses	Interest and other miscellaneous income, net	112	178	—	—
Net periodic benefit cost (credit)		$134	($47)	$14	$15

Components of Net Periodic Benefit Cost (Credit)	Income Statement Location	Pension		Postretirement
		Six Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Service cost	Selling and general expenses	—	—	$3	$3
Interest cost	Interest and other miscellaneous income, net	1,599	1,510	27	25
Expected return on plan assets (a)	Interest and other miscellaneous income, net	(1,554)	(1,968)	—	—
Amortization of losses	Interest and other miscellaneous income, net	224	338	—	1
Net periodic benefit cost (credit)		$269	($120)	$30	$29

(a)	The weighted-average expected long-term rate of return on plan assets used in computing 2019 net periodic benefit cost for pension benefits is 5.7%.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

16.	OTHER OPERATING (EXPENSE) INCOME, NET
Other operating (expense) income, net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Foreign currency (expense) income	($659)	$1,267	($577)	$514
Gain on sale or disposal of property and equipment	35	12	56	27
(Loss) gain on foreign currency exchange and option contracts	(60)	386	(113)	1,819
Log trading marketing fees	80	62	137	131
Income from the sale of unused Internet Protocol addresses	—	—	—	646
Other expense, net	(1,365)	(68)	(1,437)	(108)
Total	($1,969)	$1,659	($1,934)	$3,029

17.	INVENTORY
As of June 30, 2019 and December 31, 2018, Rayonier’s inventory consisted entirely of finished goods, as follows:

	June 30, 2019	December 31, 2018
Finished goods inventory
Real estate inventory (a)	$18,327	$11,919
Log inventory	5,270	3,784
Total inventory	$23,597	$15,703

(a)    Represents cost of HBU real estate (including capitalized development investments) expected to be sold within 12 months.
    See Note 7 — Higher And Better Use Timberlands and Real Estate Development Investments for additional information.

18.	RESTRICTED CASH
In order to qualify for like-kind exchange (“LKE”) treatment, the proceeds from real estate sales must be deposited with a third-party intermediary. These proceeds are accounted for as restricted cash until a suitable replacement property is acquired. In the event LKE purchases are not completed, the proceeds are returned to the Company after 180 days and reclassified as available cash. As of June 30, 2019 and December 31, 2018, the Company had $3.8 million and $8.1 million, respectively, of proceeds from real estate sales classified as restricted cash which were deposited with an LKE intermediary as well as cash held in escrow for a real estate sale.
The following table contains the amounts of restricted cash recorded in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows for the six months ended June 30, 2019:

June 30, 2019
Restricted cash deposited with LKE intermediary	$3,204
Restricted cash held in escrow	550
Total restricted cash shown in the Consolidated Balance Sheets	3,754
Cash and cash equivalents	130,956
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$134,710

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

19.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following table summarizes the changes in AOCI by component for the six months ended June 30, 2019 and the year ended December 31, 2018. All amounts are presented net of tax and exclude portions attributable to noncontrolling interest.

	Foreign currency translation (loss) gains	Net investment hedges of New Zealand subsidiary	Cash flow hedges		Employee benefit plans		Total
Balance as of December 31, 2017	$15,975	$1,665	$16,184		($20,407)		$13,417
Other comprehensive (loss) income before reclassifications	(16,985)	(344)	5,944		(1,594)		(12,979)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	(163)		(36)		(199)
Net other comprehensive (loss)/income	(16,985)	(344)	5,781		(1,630)		(13,178)
Balance as of December 31, 2018	($1,010)	$1,321	$21,965		($22,037)		$239
Other comprehensive (loss) income before reclassifications	375	—	(30,211)	(a)	—		(29,836)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	(138)		224	(b)	86
Net other comprehensive (loss)/income	375	—	(30,349)		224		(29,750)
Balance as of June 30, 2019	($635)	$1,321	($8,384)		($21,813)		($29,511)

(a)	Includes $30.8 million of other comprehensive income related to interest rate swaps. See Note 13 — Derivative Financial Instruments and Hedging Activities for additional information.

(b)	This component of other comprehensive income (loss) is included in the computation of net periodic pension and post-retirement costs. See Note 15 — Employee Benefit Plans for additional information.
The following table presents details of the amounts reclassified in their entirety from AOCI to net income for the six months ended June 30, 2019 and June 30, 2018:

Details about accumulated other comprehensive (loss) income components	Amount reclassified from accumulated other comprehensive (loss) income		Affected line item in the income statement
	June 30, 2019	June 30, 2018
Realized (gain) on foreign currency exchange contracts	($190)	($1,654)	Other operating (expense) income, net
Realized loss (gain) on foreign currency option contracts	(60)	(165)	Other operating (expense) income, net
Noncontrolling interest	58	419	Comprehensive (loss) income attributable to noncontrolling interest
Income tax expense from gain on foreign currency contracts	54	391	Income tax expense
Net gain from accumulated other comprehensive income	($138)	($1,009)

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

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	For the Three Months Ended June 30, 2019
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$184,800	—	$184,800
Costs and Expenses
Cost of sales	—	—	(140,454)	—	(140,454)
Selling and general expenses	—	(5,660)	(5,324)	—	(10,984)
Other operating expense, net	—	(1,091)	(878)	—	(1,969)
	—	(6,751)	(146,656)	—	(153,407)
OPERATING (LOSS) INCOME	—	(6,751)	38,144	—	31,393
Interest expense	(3,140)	(4,769)	(13)	—	(7,922)
Interest and miscellaneous income (expense), net	(457)	928	586	—	1,057
Equity in income from subsidiaries	22,349	33,071	—	(55,420)	—
INCOME BEFORE INCOME TAXES	18,752	22,479	38,717	(55,420)	24,528
Income tax expense	—	(130)	(3,478)	—	(3,608)
NET INCOME	18,752	22,349	35,239	(55,420)	20,920
Less: Net income attributable to noncontrolling interest	—	—	(2,168)	—	(2,168)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	18,752	22,349	33,071	(55,420)	18,752
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment, net of income tax	(4,305)	—	(5,604)	4,305	(5,604)
Cash flow hedges, net of income tax	(19,465)	(19,284)	(235)	19,465	(19,519)
Amortization of pension and postretirement plans, net of income tax	112	112	—	(112)	112
Total other comprehensive (loss) income	(23,658)	(19,172)	(5,839)	23,658	(25,011)
COMPREHENSIVE (LOSS) INCOME	(4,906)	3,177	29,400	(31,762)	(4,091)
Less: Comprehensive income attributable to noncontrolling interest	—	—	(815)	—	(815)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	($4,906)	$3,177	$28,585	($31,762)	($4,906)

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	For the Three Months Ended June 30, 2018
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$245,906	—	$245,906
Costs and Expenses
Cost of sales	—	—	(184,418)	—	(184,418)
Selling and general expenses	—	(5,471)	(6,031)	—	(11,502)
Other operating (expense) income, net	—	(40)	1,699	—	1,659
	—	(5,511)	(188,750)	—	(194,261)
OPERATING (LOSS) INCOME	—	(5,511)	57,156	—	51,645
Interest expense	(3,139)	(4,900)	(63)	—	(8,102)
Interest and miscellaneous income (expense), net	2,734	746	(575)	—	2,905
Equity in income from subsidiaries	36,663	46,419	—	(83,082)	—
INCOME BEFORE INCOME TAXES	36,258	36,754	56,518	(83,082)	46,448
Income tax expense	—	(91)	(7,019)	—	(7,110)
NET INCOME	36,258	36,663	49,499	(83,082)	39,338
Less: Net income attributable to noncontrolling interest	—	—	(3,080)	—	(3,080)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	36,258	36,663	46,419	(83,082)	36,258
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment, net of income tax	(22,856)	341	(30,101)	22,856	(29,760)
Cash flow hedges, net of income tax	1,716	5,690	(5,161)	(1,716)	529
Amortization of pension and postretirement plans, net of income tax	178	178	—	(178)	178
Total other comprehensive (loss) income	(20,962)	6,209	(35,262)	20,962	(29,053)
COMPREHENSIVE INCOME	15,296	42,872	14,237	(62,120)	10,285
Less: Comprehensive loss attributable to noncontrolling interest	—	—	5,011	—	5,011
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$15,296	$42,872	$19,248	($62,120)	$15,296

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	Six Months Ended June 30, 2019
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$376,346	—	$376,346
Costs and Expenses
Cost of sales	—	—	(283,705)	—	(283,705)
Selling and general expenses	—	(10,503)	(10,291)	—	(20,794)
Other operating expense, net	—	(1,090)	(844)	—	(1,934)
	—	(11,593)	(294,840)	—	(306,433)
OPERATING (LOSS) INCOME	—	(11,593)	81,506	—	69,913
Interest expense	(6,278)	(9,316)	(38)	—	(15,632)
Interest and miscellaneous income (expense), net	(913)	1,892	1,411	—	2,390
Equity in income from subsidiaries	50,737	70,501	—	(121,238)	—
INCOME BEFORE INCOME TAXES	43,546	51,484	82,879	(121,238)	56,671
Income tax expense	—	(747)	(7,211)	—	(7,958)
NET INCOME	43,546	50,737	75,668	(121,238)	48,713
Less: Net income attributable to noncontrolling interest	—	—	(5,167)	—	(5,167)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	43,546	50,737	70,501	(121,238)	43,546
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment, net of income tax	374	(90)	520	(375)	429
Cash flow hedges, net of income tax	(30,349)	(30,832)	627	30,349	(30,205)
Amortization of pension and postretirement plans, net of income tax	224	224	—	(224)	224
Total other comprehensive (loss) income	(29,751)	(30,698)	1,147	29,750	(29,552)
COMPREHENSIVE INCOME	13,795	20,039	76,815	(91,488)	19,161
Less: Comprehensive income attributable to noncontrolling interest	—	—	(5,366)	—	(5,366)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$13,795	$20,039	$71,449	($91,488)	$13,795

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	Six Months Ended June 30, 2018
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$449,101	—	$449,101
Costs and Expenses
Cost of sales	—	—	(322,906)	—	(322,906)
Selling and general expenses	—	(9,859)	(10,645)	—	(20,504)
Other operating (expense) income, net	(12)	595	2,446	—	3,029
	(12)	(9,264)	(331,105)	—	(340,381)
OPERATING (LOSS) INCOME	(12)	(9,264)	117,996	—	108,720
Interest expense	(6,278)	(9,555)	(322)	—	(16,155)
Interest and miscellaneous income (expense), net	5,362	1,511	(3,348)	—	3,525
Equity in income from subsidiaries	77,725	95,246	—	(172,971)	—
INCOME BEFORE INCOME TAXES	76,797	77,938	114,326	(172,971)	96,090
Income tax expense	—	(213)	(13,834)	—	(14,047)
NET INCOME	76,797	77,725	100,492	(172,971)	82,043
Less: Net income attributable to noncontrolling interest	—	—	(5,246)	—	(5,246)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	76,797	77,725	95,246	(172,971)	76,797
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment, net of income tax	(15,252)	452	(20,524)	15,252	(20,072)
Cash flow hedges, net of income tax	18,097	21,287	(4,144)	(18,097)	17,143
Amortization of pension and postretirement plans, net of income tax	338	338	—	(338)	338
Total other comprehensive (loss) income	3,183	22,077	(24,668)	(3,183)	(2,591)
COMPREHENSIVE INCOME	79,980	99,802	75,824	(176,154)	79,452
Less: Comprehensive loss attributable to noncontrolling interest	—	—	528	—	528
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$79,980	$99,802	$76,352	($176,154)	$79,980

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS
	As of June 30, 2019
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$84	$92,874	$37,998	—	$130,956
Accounts receivable, less allowance for doubtful accounts	—	1,919	43,012	—	44,931
Inventory	—	—	23,597	—	23,597
Prepaid expenses	—	2,286	18,295	—	20,581
Other current assets	—	97	593	—	690
Total current assets	84	97,176	123,495	—	220,755
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	2,392,389	—	2,392,389
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS	—	—	77,072	—	77,072
NET PROPERTY, PLANT AND EQUIPMENT	—	16,439	5,605	—	22,044
RESTRICTED CASH	—	—	3,754	—	3,754
RIGHT-OF-USE ASSETS	—	35,291	68,725	—	104,016
INVESTMENT IN SUBSIDIARIES	1,771,540	3,009,380	—	(4,780,920)	—
INTERCOMPANY RECEIVABLE	56,257	(644,161)	587,904	—	—
OTHER ASSETS	2	169	40,850	—	41,021
TOTAL ASSETS	$1,827,883	$2,514,294	$3,299,794	($4,780,920)	$2,861,051
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	—	$4,227	$20,717	—	$24,944
Accrued taxes	—	170	5,765	—	5,935
Accrued payroll and benefits	—	3,123	2,328	—	5,451
Accrued interest	3,046	1,885	—	—	4,931
Deferred revenue	—	—	19,798	—	19,798
Other current liabilities	—	5,793	19,233	—	25,026
Total current liabilities	3,046	15,198	67,841	—	86,085
LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS	323,987	648,861	—	—	972,848
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	30,067	(684)	—	29,383
LONG-TERM LEASE LIABILITY	—	30,130	63,619	—	93,749
OTHER NON-CURRENT LIABILITIES	—	18,498	60,190	—	78,688
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,500,850	1,771,540	3,009,380	(4,780,920)	1,500,850
Noncontrolling interest	—	—	99,448	—	99,448
TOTAL SHAREHOLDERS’ EQUITY	1,500,850	1,771,540	3,108,828	(4,780,920)	1,600,298
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,827,883	$2,514,294	$3,299,794	($4,780,920)	$2,861,051

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
	Six Months Ended June 30, 2019
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	($14,180)	$25,406	$105,728	—	$116,954
INVESTING ACTIVITIES
Capital expenditures	—	—	(29,505)	—	(29,505)
Real estate development investments	—	—	(999)	—	(999)
Purchase of timberlands	—	—	(26,396)	—	(26,396)
Investment in subsidiaries	—	832	—	(832)	—
Other	—	(7,539)	3,651	—	(3,888)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	(6,707)	(53,249)	(832)	(60,788)
FINANCING ACTIVITIES
Dividends paid	(69,798)	(1,309)		—	(71,107)
Proceeds from the issuance of common shares under incentive stock plan	774	—	—	—	774
Repurchase of common shares	(4,241)	—	—	—	(4,241)
Other	—	—	133	—	133
Distribution to minority shareholder	—	—	(3,594)	—	(3,594)
Intercompany distributions	87,168	(29,293)	(58,707)	832	—
CASH USED FOR FINANCING ACTIVITIES	13,903	(30,602)	(62,168)	832	(78,035)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	125	—	125
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	(277)	(11,903)	(9,564)	—	(21,744)
Balance, beginning of year	361	104,777	51,316	—	156,454
Balance, end of period	$84	$92,874	$41,752	—	$134,710

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

OUR COMPANY
We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive softwood timber growing regions in the United States and New Zealand. We invest in timberlands and actively manage them to provide current income and attractive long-term returns to our shareholders. Our revenues, operating income and cash flows are primarily derived from the following core business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate and Trading. As of June 30, 2019, we owned or leased under long-term agreements approximately 2.6 million acres of timberlands located in the U.S. South (1.8 million acres), U.S. Pacific Northwest (379,000 acres) and New Zealand (410,000 gross acres or 292,000 net plantable acres). Our New Zealand operations are conducted by Matariki Forestry Group, a joint venture (the “New Zealand subsidiary”), in which we maintain a 77% ownership interest.
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

DISCUSSION OF TIMBER INVENTORY AND SUSTAINABLE YIELD
See Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield in the 2018 Form 10-K.
OUR TIMBERLANDS
Our timber operations are disaggregated into three geographically distinct segments: Southern Timber, Pacific Northwest Timber and New Zealand Timber. The following table provides a breakdown of our timberland holdings as of June 30, 2019 and December 31, 2018:

(acres in 000s)	As of June 30, 2019			As of December 31, 2018
	Owned	Leased	Total	Owned	Leased	Total
Southern
Alabama	228	14	242	229	14	243
Arkansas	—	9	9	—	9	9
Florida	298	73	371	290	73	363
Georgia	622	81	703	622	81	703
Louisiana	128	—	128	129	—	129
Mississippi	67	—	67	67	—	67
Oklahoma	92	—	92	92	—	92
South Carolina	18	—	18	18	—	18
Texas	178	—	178	182	—	182
	1,631	177	1,808	1,629	177	1,806

Pacific Northwest
Oregon	61	—	61	61	—	61
Washington	317	1	318	316	1	317
	378	1	379	377	1	378

New Zealand (a)	181	229	410	178	230	408
Total	2,190	407	2,597	2,184	408	2,592

(a)
Represents legal acres owned and leased by the New Zealand subsidiary, in which Rayonier owns a 77% interest. As of June 30, 2019, legal acres in New Zealand consisted of 292,000 plantable acres and 118,000 non-productive acres.

The following tables detail activity for owned and leased acres in our timberland holdings by state from December 31, 2018 to June 30, 2019:

(acres in 000s)	Acres Owned
	December 31, 2018	Acquisitions	Sales	Other (a)	June 30, 2019
Southern
Alabama	229	—	(1)	—	228
Florida	290	8	(1)	1	298
Georgia	622	1	(1)	—	622
Louisiana	129	—	(1)	—	128
Mississippi	67	—	—	—	67
Oklahoma	92	—	—	—	92
South Carolina	18	—	—	—	18
Texas	182	—	(4)	—	178
	1,629	9	(8)	1	1,631

Pacific Northwest
Oregon	61	—	—	—	61
Washington	316	2	(1)	—	317
	377	2	(1)	—	378

New Zealand (b)	178	3	—	—	181
Total	2,184	14	(9)	1	2,190

(a)	Includes adjustments for land mapping reviews.

(b)	Represents legal acres owned by the New Zealand subsidiary, in which Rayonier has a 77% interest.

(acres in 000s)	Acres Leased
	December 31, 2018	New Leases	Sold/Expired Leases (a)	Other (b)	June 30, 2019
Southern
Alabama	14	—	—	—	14
Arkansas	9	—	—	—	9
Florida	73	—	—	—	73
Georgia	81	—	—	—	81
	177	—	—	—	177

Pacific Northwest
Washington	1	—	—	—	1

New Zealand (c)	230	2	(3)	—	229
Total	408	2	(3)	—	407

(a)	Includes acres previously under lease that have been harvested and activity for the relinquishment of leased acres.

(b)	Includes adjustments for land mapping reviews.

(c)	Represents legal acres leased by the New Zealand subsidiary, in which Rayonier has a 77% interest.

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS
The following table provides key financial information by segment and on a consolidated basis:

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Information (in millions)	2019	2018	2019	2018
Sales
Southern Timber	$46.2	$48.0	$107.0	$91.6
Pacific Northwest Timber	18.6	32.2	39.1	63.6
New Zealand Timber	62.1	69.7	119.3	122.6
Real Estate
Improved Development	0.2	1.3	0.5	2.5
Unimproved Development	14.4	—	15.4	7.4
Rural	6.8	4.8	19.5	6.5
Non-Strategic / Timberlands	1.1	43.7	8.1	69.5
Other (a)	—	—	0.1	—
Total Real Estate	22.5	49.9	43.5	85.9
Trading	35.5	46.2	67.5	85.4
Intersegment Eliminations	(0.1)	—	(0.1)	—
Total Sales	$184.8	$245.9	$376.3	$449.1

Operating Income (Loss)
Southern Timber	$14.7	$15.7	$36.3	$27.9
Pacific Northwest Timber	(3.8)	5.6	(7.6)	10.3
New Zealand Timber	12.8	17.8	28.5	33.7
Real Estate	15.5	18.9	25.5	46.9
Trading	(0.2)	0.2	0.3	0.4
Corporate and other	(7.6)	(6.5)	(13.1)	(10.5)
Operating Income	31.4	51.6	69.9	108.7
Interest expense, interest income and other	(6.9)	(5.2)	(13.2)	(12.7)
Income tax expense	(3.6)	(7.1)	(8.0)	(14.0)
Net Income	20.9	39.3	48.7	82.0
Less: Net income attributable to noncontrolling interest	(2.1)	(3.0)	(5.2)	(5.2)
Net Income Attributable to Rayonier Inc.	$18.8	$36.3	$43.5	$76.8

Adjusted EBITDA (b)
Southern Timber	$27.6	$30.6	$68.9	$58.8
Pacific Northwest Timber	2.2	15.0	5.3	29.2
New Zealand Timber	20.0	25.8	42.0	47.5
Real Estate	18.3	45.9	35.7	78.7
Trading	(0.2)	0.2	0.3	0.4
Corporate and Other	(7.3)	(6.2)	(12.5)	(9.9)
Total Adjusted EBITDA	$60.6	$111.3	$139.7	$204.6

(a)	Includes marketing fees from Improved Development sales.

(b)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended June 30,		Six Months Ended June 30,
Southern Timber Overview	2019	2018	2019	2018
Sales Volume (in thousands of tons)
Pine Pulpwood	755	905	1,877	1,848
Pine Sawtimber	462	503	1,206	1,083
Total Pine Volume	1,217	1,408	3,083	2,931
Hardwood	57	82	127	127
Total Volume	1,274	1,490	3,209	3,058

Percentage Delivered Sales	40%	29%	32%	26%
Percentage Stumpage Sales	60%	71%	68%	74%

Net Stumpage Pricing (dollars per ton)
Pine Pulpwood	$17.16	$16.05	$17.63	$16.59
Pine Sawtimber	25.82	26.23	26.16	26.27
Weighted Average Pine	$20.45	$19.69	$20.97	$20.17
Hardwood	16.86	12.12	15.17	11.54
Weighted Average Total	$20.29	$19.27	$20.74	$19.80

Summary Financial Data (in millions of dollars)
Timber Sales	$37.0	$37.3	$88.0	$75.4
Less: Cut, Haul & Freight	(11.1)	(8.6)	(21.5)	(14.8)
Net Stumpage Sales	$25.9	$28.7	$66.6	$60.6

Non-Timber Sales	9.2	10.8	19.0	16.2
Total Sales	$46.2	$48.0	$107.0	$91.6

Operating Income	$14.7	$15.7	$36.3	$27.9
(+) Depreciation, depletion and amortization	12.9	14.9	32.6	30.9
Adjusted EBITDA (a)	$27.6	$30.6	$68.9	$58.8

Other Data
Period-End Acres (in thousands)	1,808	1,808	1,808	1,808

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended June 30,		Six Months Ended June 30,
Pacific Northwest Timber Overview	2019	2018	2019	2018
Sales Volume (in thousands of tons)
Pulpwood	54	94	116	169
Sawtimber	197	281	417	585
Total Volume	250	374	533	753

Sales Volume (converted to MBF)
Pulpwood	5,076	8,859	11,009	16,029
Sawtimber	26,603	37,414	55,548	76,224
Total Volume	31,679	46,273	66,557	92,253

Percentage Delivered Sales	100%	81%	100%	80%
Percentage Sawtimber Sales	79%	75%	78%	78%

Delivered Log Pricing (in dollars per ton)
Pulpwood	$42.26	$49.76	$43.81	$47.49
Sawtimber	78.35	103.38	78.41	99.24
Weighted Average Log Price	$70.61	$88.45	$70.88	$86.41

Summary Financial Data (in millions of dollars)
Timber Sales	$17.7	$31.3	$37.8	$61.8
Less: Cut and Haul	(10.5)	(11.6)	(22.5)	(23.0)
Net Stumpage Sales	$7.2	$19.6	$15.3	$38.7

Non-Timber Sales	0.9	0.9	1.3	1.8
Total Sales	$18.6	$32.2	$39.1	$63.6

Operating Income (Loss)	($3.8)	$5.6	($7.6)	$10.3
(+) Depreciation, depletion and amortization	6.0	9.4	12.9	18.9
Adjusted EBITDA (a)	$2.2	$15.0	$5.3	$29.2

Other Data
Period-End Acres (in thousands)	379	378	379	378
Sawtimber (in dollars per MBF)	$587	$770	$599	$767
Estimated Percentage of Export Volume	26%	27%	21%	24%

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended June 30,		Six Months Ended June 30,
New Zealand Timber Overview	2019	2018	2019	2018
Sales Volume (in thousands of tons)
Domestic Pulpwood (Delivered)	125	141	238	254
Domestic Sawtimber (Delivered)	204	235	400	420
Export Pulpwood (Delivered)	37	22	77	38
Export Sawtimber (Delivered)	318	340	573	584
Total Volume	684	738	1,288	1,297

Delivered Log Pricing (in dollars per ton)
Domestic Pulpwood	$39.10	$38.28	$39.16	$37.26
Domestic Sawtimber	82.66	86.21	83.03	86.57
Export Sawtimber	111.81	120.80	113.78	119.51
Weighted Average Log Price	$89.16	$93.46	$89.78	$92.24

Summary Financial Data (in millions of dollars)
Timber Sales	$61.0	$69.0	$115.6	$119.6
Less: Cut and Haul	(22.9)	(24.6)	(43.1)	(42.9)
Less: Port and Freight Costs	(12.6)	(14.5)	(22.3)	(23.1)
Net Stumpage Sales	$25.5	$30.0	$50.2	$53.6

Non-Timber Sales / Carbon Credits	1.1	0.6	3.6	3.0
Total Sales	$62.1	$69.7	$119.3	$122.6

Operating Income	$12.8	$17.8	$28.5	$33.7
(+) Depreciation, depletion and amortization	7.2	8.0	13.5	13.7
Adjusted EBITDA (a)	$20.0	$25.8	$42.0	$47.5

Other Data
New Zealand Dollar to U.S. Dollar Exchange Rate (b)	0.6659	0.7104	0.6745	0.7170
Net Plantable Period-End Acres (in thousands)	292	294	292	294
Export Sawtimber (in dollars per JAS m3)	$130.00	$140.46	$132.29	$138.95
Domestic Sawtimber (in $NZD per tonne)	$136.55	$133.60	$135.47	$132.91

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

(b)	Represents the period average rate.

	Three Months Ended June 30,		Six Months Ended June 30,
Real Estate Overview	2019	2018	2019	2018
Sales (in millions of dollars)
Improved Development	$0.2	$1.3	$0.5	$2.5
Unimproved Development	14.4	—	15.4	7.4
Rural	6.8	4.8	19.5	6.5
Non-Strategic / Timberlands	1.1	43.7	8.1	69.5
Other (a)	—	—	0.1	—
Total Sales	$22.5	$49.9	$43.5	$85.9

Acres Sold
Improved Development	0.9	4.1	2.0	8.2
Unimproved Development	784	—	791	625
Rural	1,717	1,071	5,055	1,486
Non-Strategic / Timberlands	763	14,729	3,096	21,910
Total Acres Sold	3,265	15,804	8,944	24,029

Gross Price per Acre (dollars per acre)
Improved Development	$198,276	$317,008	$251,961	$299,005
Unimproved Development	18,402	—	19,507	11,922
Rural	3,959	4,509	3,850	4,361
Non-Strategic / Timberlands	1,472	2,966	2,602	3,174
Weighted Average (Total)	$6,899	$3,153	$4,860	$3,575
Weighted Average (Adjusted) (b)	$6,848	$3,071	$4,803	$3,474

Operating Income	$15.5	$18.9	$25.5	$46.9
(+) Depreciation, depletion and amortization	1.2	13.7	4.5	16.8
(+) Non-cash cost of land and improved development	1.6	13.3	5.6	14.9
Adjusted EBITDA (c)	$18.3	$45.9	$35.7	$78.7

(a)	Includes marketing fees from Improved Development sales.

(b)	Excludes Improved Development.

(c)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended June 30,		Six Months Ended June 30,
Capital Expenditures By Segment (in millions of dollars)	2019	2018	2019	2018
Timber Capital Expenditures
Southern Timber
Reforestation, silviculture and other capital expenditures	$5.7	$3.8	$8.5	$6.4
Property taxes	1.8	1.7	3.6	3.2
Lease payments	0.3	0.5	1.9	2.1
Allocated overhead	0.9	0.9	2.2	2.0
Subtotal Southern Timber	$8.7	$6.9	$16.1	$13.7
Pacific Northwest Timber
Reforestation, silviculture and other capital expenditures	0.8	1.0	3.6	3.5
Property taxes	0.2	0.2	0.4	0.4
Allocated overhead	0.8	0.6	1.6	1.2
Subtotal Pacific Northwest Timber	$1.8	$1.7	$5.6	$5.0
New Zealand Timber
Reforestation, silviculture and other capital expenditures	2.3	2.0	4.0	3.8
Property taxes	0.1	0.1	0.3	0.3
Lease payments	1.7	1.1	2.1	1.5
Allocated overhead	0.7	0.7	1.3	1.4
Subtotal New Zealand Timber	$4.8	$4.0	$7.7	$7.1
Total Timber Segments Capital Expenditures	$15.3	$12.6	$29.4	$25.8
Real Estate	0.1	0.1	0.1	0.1
Total Capital Expenditures	$15.4	$12.7	$29.5	$25.9

Timberland Acquisitions
Southern Timber	$14.0	$24.4	$15.9	$24.4
Pacific Northwest Timber	—	—	3.6	—
New Zealand Timber	—	6.8	6.9	6.8
Subtotal Timberland Acquisitions	$14.0	$31.2	$26.4	$31.2

Real Estate Development Investments (a)	($0.7)	$2.2	$1.0	$4.5

(a)	The three and six months ended June 30, 2019 includes $3.7 million of reimbursements from community development bonds.

The following tables summarize sales, operating income and Adjusted EBITDA variances for June 30, 2019 versus June 30, 2018 (millions of dollars):

Sales	Southern Timber		Pacific Northwest Timber		New Zealand Timber		Real Estate	Trading	Intersegment Eliminations	Total
Three Months Ended June 30, 2018	$48.0		$32.2		$69.7		$49.9	$46.2	—	$245.9
Volume	(4.1)		(6.5)		(4.9)		(39.6)	(8.0)	—	(63.1)
Price	1.3		(6.0)		(2.6)		12.2	(2.7)	—	2.2
Non-timber sales	(1.5)		(0.1)		0.5		—	—	—	(1.1)
Foreign exchange (a)	—		—		(1.6)		—	—	—	(1.6)
Other	2.5	(b)	(1.0)	(b)	1.0	(c)	—	—	(0.1)	2.5
Three Months Ended June 30, 2019	$46.2		$18.6		$62.1		$22.5	$35.5	($0.1)	$184.8

(a)    Net of currency hedging impact.
(b)    Includes variance due to stumpage versus delivered sales.
(c)    Includes variance due to domestic versus export sales.

Sales	Southern Timber		Pacific Northwest Timber		New Zealand Timber		Real Estate	Trading	Intersegment Eliminations	Total
Six Months Ended June 30, 2018	$91.6		$63.6		$122.6		$85.9	$85.4	—	$449.1
Volume	3.0		(11.3)		(0.7)		(53.9)	(15.0)	—	(77.9)
Price	3.0		(12.1)		(3.5)		11.5	(3.0)	—	(4.1)
Non-timber sales	2.8		(0.5)		0.8		—	0.1	—	3.2
Foreign exchange (a)	—		—		(2.9)		—	—	—	(2.9)
Other	6.6	(b)	(0.6)	(b)	3.0	(c)	—	—	(0.1)	8.9
Six Months Ended June 30, 2019	$107.0		$39.1		$119.3		$43.5	$67.5	($0.1)	$376.3

(a)    Net of currency hedging impact.
(b)    Includes variance due to stumpage versus delivered sales.
(c)    Includes variance due to domestic versus export sales.

Operating Income	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
Three Months Ended June 30, 2018	$15.7	$5.6	$17.8	$18.9	$0.2	($6.5)	$51.6
Volume	(2.0)	(2.6)	(1.7)	(17.9)	—	—	(24.2)
Price	1.3	(6.0)	(2.6)	12.2	—	—	4.9
Cost	1.3	(1.0)	0.3	(0.5)	(0.4)	—	(0.3)
Non-timber income	(1.5)	(0.1)	0.4	—	—	—	(1.2)
Foreign exchange (a)	—	—	(1.2)	—	—	—	(1.2)
Depreciation, depletion & amortization	(0.1)	0.3	(0.2)	1.7	—	—	1.7
Non-cash cost of land and improved development	—	—	—	1.1	—	—	1.1
Other (b)	—	—	—	—	—	(1.1)	(1.1)
Three Months Ended June 30, 2019	$14.7	($3.8)	$12.8	$15.5	($0.2)	($7.6)	$31.4

(a)    Net of currency hedging impact.
(b)    Includes legal expenses of $1.1 million.

Operating Income	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
Six Months Ended June 30, 2018	$27.9	$10.3	$33.7	$46.9	$0.4	($10.5)	$108.7
Volume	1.4	(4.6)	(0.2)	(33.7)	—	—	(37.1)
Price	3.0	(12.1)	(3.5)	11.5	—	—	(1.1)
Cost	1.2	(1.2)	—	(1.0)	(0.1)	(0.9)	(2.0)
Non-timber income	3.0	(0.5)	0.6	—	—	—	3.1
Foreign exchange (a)	—	—	(1.4)	—	—	—	(1.4)
Depreciation, depletion & amortization	(0.2)	0.5	(0.7)	1.9	—	—	1.5
Non-cash cost of land and improved development	—	—	—	(0.1)	—	—	(0.1)
Other (b)	—	—	—	—	—	(1.7)	(1.7)
Six Months Ended June 30, 2019	$36.3	($7.6)	$28.5	$25.5	$0.3	($13.1)	$69.9

(a)    Net of currency hedging impact.
(b)     Includes legal expenses of $1.1 million and the sale of unused Internet Protocol addresses of $0.6 million in the prior year period.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
Three Months Ended June 30, 2018	$30.6	$15.0	$25.8	$45.9	$0.2	($6.2)	$111.3
Volume	(4.1)	(5.7)	(2.2)	(39.3)	—	—	(51.3)
Price	1.3	(6.0)	(2.6)	12.2	—	—	4.9
Cost	1.3	(1.0)	0.3	(0.5)	(0.4)	—	(0.3)
Non-timber income	(1.5)	(0.1)	0.4	—	—	—	(1.2)
Foreign exchange (b)	—	—	(1.7)	—	—	—	(1.7)
Other (c)	—	—	—	—	—	(1.1)	(1.1)
Three Months Ended June 30, 2019	$27.6	$2.2	$20.0	$18.3	($0.2)	($7.3)	$60.6

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators below.

(b)	Net of currency hedging impact.

(c)	Includes legal expenses of $1.1 million.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
Six Months Ended June 30, 2018	$58.8	$29.2	$47.5	$78.7	$0.4	($9.9)	$204.6
Volume	2.9	(10.1)	(0.3)	(53.5)	—	—	(61.0)
Price	3.0	(12.1)	(3.5)	11.5	—	—	(1.1)
Cost	1.2	(1.2)	—	(1.0)	(0.1)	(0.9)	(2.0)
Non-timber income	3.0	(0.5)	0.6	—	—	—	3.1
Foreign exchange (b)	—	—	(2.3)	—	—	—	(2.3)
Other (c)	—	—	—	—	—	(1.7)	(1.7)
Six Months Ended June 30, 2019	$68.9	$5.3	$42.0	$35.7	$0.3	($12.5)	$139.7

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators below.

(b)	Net of currency hedging impact.

(c)	Includes legal expenses of $1.1 million and the sale of unused Internet Protocol addresses of $0.6 million in the prior year period.

SOUTHERN TIMBER
Second quarter sales of $46.2 million decreased $1.8 million, or 4%, versus the prior year period. Harvest volumes decreased 14% to 1.27 million tons versus 1.49 million tons in the prior year period, largely driven by accelerated stumpage removals in the first quarter of the year. Average pine sawtimber stumpage prices decreased 2% to $25.82 per ton versus $26.23 per ton in the prior year period due to geographic mix, as an increased proportion of volume was harvested from lower priced regions. Average pine pulpwood stumpage prices increased 7% to $17.16 per ton versus $16.05 per ton in the prior year period, driven primarily by strong pricing on sales committed during wet weather conditions in the first quarter. Overall, weighted-average stumpage prices (including hardwood) increased 5% to $20.29 per ton versus $19.27 per ton in the prior year period. Operating income of $14.7 million decreased $1.0 million versus the prior year period as a result of lower volumes ($2.0 million), lower non-timber income ($1.5 million) and higher depletion rates ($0.1 million), partially offset by higher net stumpage prices ($1.3 million) and lower overhead and other expenses ($1.3 million). Second quarter Adjusted EBITDA of $27.6 million was $3.0 million below the prior year period.
Year-to-date sales of $107.0 million increased $15.4 million, or 17%, versus the prior year period. Harvest volumes increased 5% to 3.21 million tons versus 3.06 million tons in the prior year period, primarily due to a consistent demand for fiber as wet ground conditions constrained supply. Average pine sawtimber stumpage prices were relatively flat at $26.16 per ton versus $26.27 per ton in the prior year period, whereas average pine pulpwood stumpage prices increased 6% to $17.63 per ton versus $16.59 per ton in the prior year period, driven primarily by strong pricing on sales committed during the first quarter’s wet weather. Overall, weighted average stumpage prices (including hardwood) increased 5% to $20.74 per ton versus $19.80 per ton in the prior year period. Operating income of $36.3 million increased $8.4 million versus the prior year period as a result of higher volumes ($1.4 million), higher net stumpage prices ($3.0 million), lower overhead and other expenses ($1.0 million) and higher non-timber income ($3.0 million). Year-to-date Adjusted EBITDA of $68.9 million was $10.1 million above the prior year period.
PACIFIC NORTHWEST TIMBER
Second quarter sales of $18.6 million decreased $13.6 million, or 42%, versus the prior year period. Harvest volumes decreased 33% to 250,000 tons versus 374,000 tons in the prior year period, as we deferred harvest in response to soft market conditions. Average delivered sawtimber prices decreased 24% to $78.35 per ton versus $103.38 per ton in the prior year period, while average delivered pulpwood prices decreased 15% to $42.26 per ton versus $49.76 per ton in the prior year period. The decrease in delivered sawtimber prices was driven by uncertainty in the export market resulting from the ongoing trade dispute between the U.S. and China as well as weaker U.S. lumber markets. The decrease in delivered pulpwood prices was driven primarily by excess supply in the market due to reduced chip exports to Asia. Operating loss of $3.8 million versus operating income of $5.6 million in the prior year period was primarily due to lower net stumpage prices ($6.0 million), lower volumes ($2.6 million), higher road maintenance and engineering costs ($1.0 million) and lower non-timber income ($0.1 million), partially offset by lower depletion rates ($0.3 million). Second quarter Adjusted EBITDA of $2.2 million was $12.8 million below the prior year period.
Year-to-date sales of $39.1 million decreased $24.5 million, or 39%, versus the prior year period. Harvest volumes decreased 29% to 533,000 tons, versus 753,000 tons in the prior year period, as we deferred harvest in response to soft market conditions. Average delivered sawtimber prices decreased 21% to $78.41 per ton from $99.24 per ton in the prior year period, and average delivered pulpwood prices decreased 8% to $43.81 per ton from $47.49 per ton in the prior year period. The decrease in delivered sawtimber prices was driven by uncertainty in the export market resulting from the ongoing trade dispute between the U.S. and China as well as weaker U.S. lumber markets. The decrease in delivered pulpwood prices was driven primarily by excess supply in the market due to reduced chip exports to Asia. Operating loss of $7.6 million versus operating income of $10.3 million in the prior year period was primarily due to lower net stumpage prices ($12.1 million), lower volumes ($4.6 million), higher overhead and other costs ($1.2 million), and lower non-timber income ($0.5 million), partially offset by lower depletion rates ($0.5 million). Year-to-date Adjusted EBITDA of $5.3 million was $23.9 million below the prior year period.

NEW ZEALAND TIMBER
Second quarter sales of $62.1 million decreased $7.6 million, or 11%, versus the prior year period. Harvest volumes decreased 7% to 684,000 tons versus 738,000 tons in the prior year period primarily due to favorable timing of export shipments in the prior year period. Average delivered prices for export sawtimber decreased 7% to $111.81 per ton versus $120.80 per ton in the prior year period, while average delivered prices for domestic sawtimber decreased 4% to $82.66 per ton versus $86.21 per ton in the prior year period. The decrease in export sawtimber prices was primarily due to increased competition from lower-cost lumber imports into China and higher log inventories at China ports. The decrease in domestic sawtimber prices (in U.S. dollar terms) was driven primarily by the fall in the NZ$/US$ exchange rate (US$0.67 per NZ$1.00 versus US$0.71 per NZ$1.00). Excluding the impact of foreign exchange rates, domestic sawtimber prices increased 2% versus the prior year period. Operating income of $12.8 million decreased $5.0 million versus the prior year period as a result of lower net stumpage prices ($2.6 million), lower volumes ($1.7 million), higher depletion rates ($0.2 million), and unfavorable foreign exchange impacts ($1.2 million), partially offset by lower road maintenance costs ($0.3 million) and higher non-timber income ($0.4 million). Second quarter Adjusted EBITDA of $20.0 million was $5.8 million below the prior year period.
Year-to-date sales of $119.3 million decreased $3.3 million, or 3%, versus the prior year. Harvest volumes were flat at 1.29 million tons versus 1.30 million tons in the prior year. Average delivered prices for export sawtimber decreased 5% to $113.78 per ton versus $119.51 per ton in the prior year, while averaged delivered prices for domestic sawtimber decreased 4% to $83.03 per ton versus $86.57 per ton in the prior year. The decrease in export sawtimber prices was primarily due to increased competition from lower-cost lumber imports into China and higher log inventories at China ports. The decrease in the domestic sawtimber prices (in US dollar terms) was driven primarily by the fall in the NZ$/US$ exchange rate (US$0.67 per NZ$1.00 versus US$0.72 per NZ$1.00). Excluding the impact of foreign exchange rates, domestic sawtimber prices increased 2% versus the prior year period. Operating income of $28.5 million decreased $5.2 million versus the prior year period as a result of lower net stumpage prices ($3.5 million), unfavorable foreign exchange rate ($1.4 million), higher depletion rates ($0.7 million) and lower volumes ($0.2 million), partially offset by higher non-timber revenue ($0.6 million). Year-to-date Adjusted EBITDA of $42.0 million was $5.5 million below the prior year period.
REAL ESTATE
Second quarter sales of $22.5 million decreased $27.4 million versus the prior year period, while operating income of $15.5 million decreased $3.4 million versus the prior year period due to a lower number of acres sold (3,265 acres sold versus 15,804 acres sold in the prior year period), partially offset by a significant increase in weighted-average prices ($6,899 per acre versus $3,153 per acre in the prior year period).
Improved Development sales of $0.2 million in the Wildlight development project consisted of six residential lots for townhomes ($28,750 per lot or $198,000 per acre). This compares to prior year period sales of $1.3 million, which consisted of 2.0 acres of commercial property for $0.7 million ($351,000 per acre) and 12 residential lots for $0.6 million ($52,000 per lot or $287,000 per acre).
Unimproved Development sales of $14.4 million consisted of a 784 acre sale in St. Johns County, Florida for $18,402 per acre. This compares to no Unimproved Development sales in the prior year period.
Rural sales of $6.8 million consisted of 1,717 acres at an average price of $3,959 per acre. This compares to prior year period sales of $4.8 million, which consisted of 1,071 acres at an average price of $4,509 per acre.
Non-strategic / Timberland sales of $1.1 million consisted of 763 acres at an average price of $1,472 per acre. This compares to prior year period sales of $43.7 million, which consisted of 14,729 acres at an average price of $2,966 per acre, including a sale of 14,447 acres in Louisiana for $2,988 per acre. Second quarter Adjusted EBITDA of $18.3 million was $27.6 million below the prior year period.
Year-to-date sales of $43.5 million decreased $42.5 million versus the prior year period, while operating income of $25.5 million decreased $21.4 million versus the prior year period. Sales and operating income decreased in the first six months due primarily to a lower number of acres sold (8,944 acres sold versus 24,029 acres sold in the prior year period), partially offset by higher weighted-average prices ($4,860 per acre versus $3,575 per acre). Year-to-date Adjusted EBITDA of $35.7 million decreased $43.0 million versus the prior year.

TRADING
Second quarter sales of $35.5 million decreased $10.7 million versus the prior year period primarily due to lower volumes and prices. Sales volumes decreased 18% to 325,000 tons versus 395,000 tons in the prior year period. Operating loss of $0.2 million versus operating income of $0.2 million in the prior year period was due to lower trading margins resulting from lower volumes and prices.
Year-to-date sales of $67.5 million decreased $17.8 million versus the prior year period primarily due to lower volumes. Sales volumes decreased 18% to 606,000 tons versus 736,000 tons in the the prior year period. Operating income and Adjusted EBITDA of $0.3 million decreased $0.1 million versus the prior year period.
OTHER ITEMS
CORPORATE AND OTHER EXPENSE / ELIMINATIONS
Second quarter corporate and other operating expenses of $7.6 million increased $1.1 million versus the prior year period, primarily due to elevated legal expenses.
Year-to-date corporate and other operating expenses of $13.1 million increased $2.6 million versus the prior year period due to elevated legal expenses ($2.0 million) and the prior year income from the sale of unused Internet Protocol addresses ($0.6 million).
INTEREST EXPENSE
Second quarter interest expense of $7.9 million decreased $0.2 million versus the prior year period.
Year-to-date interest expense of $15.6 million decreased $0.5 million versus the prior year period due to lower average outstanding debt versus the prior year period.
INTEREST AND MISCELLANEOUS INCOME, NET
Second quarter and year-to-date non-operating income of $1.0 million and $2.4 million, respectively, includes interest income and favorable mark-to-market adjustments on carbon options.
INCOME TAX EXPENSE
Second quarter and year-to-date income tax expense of $3.6 million and $8.0 million decreased $3.5 million and $6.1 million, respectively, versus the prior year period as a result of lower taxable income. The New Zealand subsidiary is the primary driver of income tax expense.

OUTLOOK
The ongoing U.S.-China trade dispute and its corresponding effects have continued to negatively impact our timber segments. With no clear resolution in sight, we have tempered our expectations for the balance of the year. As a result, we now anticipate full-year net income attributable to Rayonier of $54 to $63 million, EPS of $0.42 to $0.49 and Adjusted EBITDA of $245 million to $265 million. In our Southern Timber segment, we expect to achieve our prior full-year volume guidance of 6.2 to 6.3 million tons with higher Adjusted EBITDA driven primarily by strong non-timber income. In our Pacific Northwest Timber segment, we now expect full-year harvest volumes of approximately 1.2 million tons, as we have deferred planned harvest in response to weak market conditions. Given the current status of the U.S.-China trade dispute, we expect limited upside to current prices through the remainder of 2019. In our New Zealand Timber segment, we are maintaining our full-year volume guidance of 2.7 to 2.8 million tons, although we expect that near-term weakness in the China export market coupled with continued competition from alternative supply sources will weigh on pricing in the second half of the year. In our Real Estate segment, we are on track to achieve full-year Adjusted EBITDA generally in line with our prior guidance, although we expect that second half transaction activity will be concentrated in the fourth quarter.

ADJUSTED EBITDA GUIDANCE (a):

	Revised Full-Year Guidance			Year-to-Date Results
Net Income to Adjusted EBITDA Reconciliation
Net income	$61.5	-	$71.5	$48.7
Less: Net income attributable to noncontrolling interest	(7.5)	-	(8.5)	(5.2)
Net income attributable to Rayonier Inc.	$54.0	-	$63.0	$43.5

Interest, net	29.5	-	30.5	13.8
Income tax expense	12.0	-	13.5	8.0
Depreciation, depletion and amortization	130.0	-	135.5	64.1
Non-cash cost of land and improved development	12.0	-	14.0	5.6
Non-operating income	—		—	(0.6)
Net income attributable to noncontrolling interest	7.5	-	8.5	5.2
Adjusted EBITDA	$245.0	-	$265.0	$139.7

Diluted Earnings per Share	$0.42	-	$0.49	$0.34

(a)
Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of land and improved development, non-operating income and expense and Large Dispositions. Adjusted EBITDA is a non-GAAP measure that management uses to make strategic decisions about the business and that investors can use to evaluate the operational performance of the assets under management. It removes the impact of specific items that management believes do not directly reflect the core business operations on an ongoing basis. Large Dispositions, which are excluded in the calculation of Adjusted EBITDA, are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have a demonstrable premium relative to timberland value.

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
SUMMARY OF LIQUIDITY AND FINANCING COMMITMENTS

	June 30,	December 31,
(millions of dollars)	2019	2018
Cash and cash equivalents	$131.0	$148.4
Total debt (a)	975.0	975.0
Shareholders’ equity	1,600.3	1,654.6
Total capitalization (total debt plus equity)	2,575.3	2,629.6
Debt to capital ratio	38%	37%
Net debt to enterprise value (b)(c)	18%	19%

(a)	Total debt as of June 30, 2019 and December 31, 2018 is presented gross of deferred financing costs of $2.2 million and $2.4 million, respectively.

(b)	Net debt is calculated as total debt less cash and cash equivalents.

(c)	Enterprise value is calculated as the number of shares outstanding multiplied by the Company’s share price plus net debt as of June 30, 2019 and December 31, 2018.

CASH FLOWS
The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2019 and 2018.

(millions of dollars)	2019	2018
Cash provided by (used for):
Operating activities	$117.0	$181.6
Investing activities	(60.8)	(61.5)
Financing activities	(78.0)	(115.6)
CASH PROVIDED BY OPERATING ACTIVITIES
Cash provided by operating activities decreased $64.6 million primarily due to lower operating results.
CASH USED FOR INVESTING ACTIVITIES
Cash used for investing activities decreased $0.7 million versus the prior year period primarily due to a decrease in timberland acquisitions ($4.8 million) and real estate development investments ($3.5 million), partially offset by higher capital expenditures ($3.6 million) and other investing activities ($4.0 million).
CASH USED FOR FINANCING ACTIVITIES
Cash used for financing activities decreased $37.5 million from the prior year period primarily due to a decrease in net debt repayments ($53.4 million), partially offset by a decrease in equity issuances ($7.0 million) and increases in dividends paid ($4.1 million), shares repurchased ($1.2 million) and minority shareholder distributions ($3.6 million).

EXPECTED 2019 EXPENDITURES
Capital expenditures in 2019 are expected to be between $66 million and $69 million, excluding any strategic timberland acquisitions we may make. Capital expenditures are expected to primarily consist of seedling planting, fertilization and other silvicultural activities, property taxes, lease payments, allocated overhead and other capitalized costs. Aside from capital expenditures, we may also acquire timberland as we actively evaluate acquisition opportunities.
Real estate development investments in 2019 are expected to be between $7 million and $9 million, net of reimbursements from community development bonds. Expected real estate development investments are primarily related to Wildlight, our mixed-use community development project located north of Jacksonville, Florida at the interchange of I-95 and State Road A1A.
Our 2019 dividend payments are expected to be approximately $140 million assuming no change in the quarterly dividend rate of $0.27 per share or material changes in the number of shares outstanding.
Future share repurchases, if any, will depend on the Company’s liquidity and cash flow, as well as general market conditions and other considerations including capital allocation priorities.
We have paid $0.4 million of the approximately $1.3 million in current year mandatory pension contribution requirements and may make discretionary contributions in the future.
Cash tax payments in 2019 are expected to be approximately $2 million, primarily related to the New Zealand subsidiary.

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
Management uses Adjusted EBITDA as a performance measure. Adjusted EBITDA is a non-GAAP measure that management uses to make strategic decisions about the business and that investors can use to evaluate the operational performance of the assets under management. It removes the impact of specific items that management believes do not directly reflect the core business operations on an ongoing basis. We define Adjusted EBITDA as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of land and improved development, non-operating income and expense and Large Dispositions.

We reconcile Adjusted EBITDA to Net Income for the consolidated Company and to Operating Income for the segments, as those are the most comparable GAAP measures for each. The following table provides a reconciliation of Net Income to Adjusted EBITDA for the respective periods (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Income to Adjusted EBITDA Reconciliation
Net income	$20.9	$39.3	$48.7	$82.0
Interest, net	7.1	7.6	13.8	15.3
Income tax expense	3.6	7.1	8.0	14.0
Depreciation, depletion and amortization	27.6	46.4	64.1	80.9
Non-cash cost of land and improved development	1.6	13.3	5.6	14.9
Non-operating income	(0.3)	(2.5)	(0.6)	(2.7)
Adjusted EBITDA	$60.6	$111.3	$139.7	$204.6

The following tables provide a reconciliation of Operating Income (Loss) by segment to Adjusted EBITDA by segment for the respective periods (in millions of dollars):

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and other	Total
June 30, 2019
Operating income (loss)	$14.7	($3.8)	$12.8	$15.5	($0.2)	($7.6)	$31.4
Depreciation, depletion and amortization	12.9	6.0	7.2	1.2	—	0.3	27.6
Non-cash cost of land and improved development	—	—	—	1.6	—	—	1.6
Adjusted EBITDA	$27.6	$2.2	$20.0	$18.3	($0.2)	($7.3)	$60.6

June 30, 2018
Operating income (loss)	$15.7	$5.6	$17.8	$18.9	$0.2	($6.5)	$51.6
Depreciation, depletion and amortization	14.9	9.4	8.0	13.7	—	0.3	46.4
Non-cash cost of land and improved development	—	—	—	13.3	—	—	13.3
Adjusted EBITDA	$30.6	$15.0	$25.8	$45.9	$0.2	($6.2)	$111.3

Six Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and other	Total
June 30, 2019
Operating income (loss)	$36.3	($7.6)	$28.5	$25.5	$0.3	($13.1)	$69.9
Depreciation, depletion and amortization	32.6	12.9	13.5	4.5	—	0.6	64.1
Non-cash cost of land and improved development	—	—	—	5.6	—	—	5.6
Adjusted EBITDA	$68.9	$5.3	$42.0	$35.7	$0.3	($12.5)	$139.7

June 30, 2018
Operating income (loss)	$27.9	$10.3	$33.7	$46.9	$0.4	($10.5)	$108.7
Depreciation, depletion and amortization	30.9	18.9	13.7	16.8	—	0.6	80.9
Non-cash cost of land and improved development	—	—	—	14.9	—	—	14.9
Adjusted EBITDA	$58.8	$29.2	$47.5	$78.7	$0.4	($9.9)	$204.6

The following table provides a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Six Months Ended June 30,
	2019	2018
Cash provided by operating activities	$117.0	$181.6
Capital expenditures (a)	(29.5)	(25.9)
Working capital and other balance sheet changes	7.6	7.8
CAD	95.1	163.5
Mandatory debt repayments	—	—
CAD after mandatory debt repayments	95.1	163.5

Cash used for investing activities	($60.8)	($61.5)
Cash used for financing activities	($78.0)	($115.6)

(a)	Capital expenditures exclude timberland acquisitions.
The following table provides supplemental cash flow data (in millions):

	Six Months Ended June 30,
	2019	2018
Purchase of timberlands	($26.4)	(31.2)
Real Estate Development Investments (a)	(1.0)	(4.5)
Distributions to New Zealand minority shareholder (b)	(3.6)	(3.4)

(a)	The six months ended June 30, 2019 includes $3.7 million of reimbursements from community development bonds.

(b)	2018 amount includes debt repayments on the New Zealand subsidiary noncontrolling interest shareholder loan.
LIQUIDITY FACILITIES
2019 DEBT ACTIVITY
See Note 6 — Debt for additional information.

OFF-BALANCE SHEET ARRANGEMENTS
We utilize off-balance sheet arrangements to provide credit support for certain suppliers and vendors in case of their default on critical obligations, and collateral for outstanding claims under the Company’s previous workers’ compensation self-insurance programs. These arrangements consist of standby letters of credit and surety bonds. As part of our ongoing operations, we also periodically issue guarantees to third parties. Off-balance sheet arrangements are not considered a source of liquidity or capital resources and do not expose us to material risks or material unfavorable financial impacts. See Note 11 — Guarantees for details on the letters of credit, surety bonds and guarantees as of June 30, 2019.

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
The following table aggregates our contractual financial obligations as of June 30, 2019 and anticipated cash spending by period:

Contractual Financial Obligations (in millions)	Total	Payments Due by Period
		Remaining 2019	2020-2021	2022-2023	Thereafter
Long-term debt (a)	$975.0	—	—	$325.0	$650.0
Interest payments on long-term debt (b)	197.6	19.7	78.8	60.5	38.6
Operating leases — timberland (c)	194.5	5.0	16.7	15.6	157.2
Operating leases — PP&E, offices (c)	7.9	0.9	2.5	1.6	2.9
Commitments — derivatives (d)	1.2	1.0	0.2	—	—
Commitments — other (e)	4.0	3.0	1.0	—	—
Total contractual cash obligations	$1,380.2	$29.6	$99.2	$402.7	$848.7

(a)
The book value of long-term debt, net of deferred financing costs, is currently recorded at $972.8 million on the Company’s Consolidated Balance Sheet, but upon maturity the liability will be $975.0 million.

(b)	Projected interest payments for variable rate debt were calculated based on outstanding principal amounts and interest rates as of June 30, 2019.

(c)	Includes anticipated renewal options.

(d)
Commitments — derivatives represents payments expected to be made on derivative financial instruments (foreign exchange contracts and interest rate swaps). See Note 13 — Derivative Financial Instruments and Hedging Activities.

(e)
Commitments — other includes $0.9 million of pension contribution requirements remaining in 2019 based on actuarially determined estimates and IRS minimum funding requirements, payments expected to be made on the Company’s Wildlight development project, payments made on timberland deeds and other purchase obligations.

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
Interest Rate Risk
We are exposed to interest rate risk through our variable rate debt, primarily due to changes in LIBOR. However, we use interest rate swaps to manage our exposure to interest rate movements on our term credit agreements by swapping existing and anticipated future borrowings from floating rates to fixed rates. As of June 30, 2019, we had $650 million of U.S. long-term variable rate debt. The notional amount of outstanding interest rate swap contracts with respect to this debt at June 30, 2019 was also $650 million. The term credit agreement and associated interest rate swaps mature in August 2024 and the incremental term loan agreement and associated interest rate swaps mature in May 2026. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in no corresponding increase/decrease in interest payments and expense over a 12-month period.
The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. The estimated fair value of our long-term fixed rate debt at June 30, 2019 was $332 million compared to the $325 million principal amount. We use interest rates of debt with similar terms and maturities to estimate the fair value of our debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at June 30, 2019 would result in a corresponding decrease/increase in the fair value of our long-term fixed rate debt of approximately $9 million.
We estimate the periodic effective interest rate on our U.S. long-term fixed and variable rate debt to be approximately 3.3% after consideration of interest rate swaps and estimated patronage refunds, excluding unused commitment fees on the revolving credit facility.
The following table summarizes our outstanding debt, interest rate swaps and average interest rates, by year of expected maturity and their fair values at June 30, 2019:

(Dollars in thousands)	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Variable rate debt:
Principal amounts	—	—	—	—	—	$650,000	$650,000	$650,000
Average interest rate (a)(b)	—	—	—	—	—	4.19%	4.19%	—
Fixed rate debt:
Principal amounts	—	—	—	$325,000	—	—	$325,000	$331,500
Average interest rate (b)	—	—	—	3.75%	—	—	3.75%	—
Interest rate swaps:
Notional amount	—	—	—	—	—	$650,000	$650,000	($7,097)
Average pay rate (b)	—	—	—	—	—	1.91%	1.91%	—
Average receive rate (b)	—	—	—	—	—	2.43%	2.43%	—

(a)    Excludes estimated patronage refunds.
(b)    Interest rates as of June 30, 2019.
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

Sales and Expense Exposure
At June 30, 2019, the New Zealand subsidiary had foreign currency exchange contracts with a notional amount of $101 million and foreign currency option contracts with a notional amount of $20 million outstanding related to foreign export sales and ocean freight payments. The amount hedged represents a portion of forecasted U.S. dollar denominated export timber and log trading sales proceeds over the next 18 months and next 3 months, respectively.
The following table summarizes our outstanding foreign currency exchange rate risk contracts at June 30, 2019:

(Dollars in thousands)	0-1 months	1-2 months	2-3 months	3-6 months	6-12 months	12-18 months	Total	Fair Value
Foreign exchange contracts to sell U.S. dollar for New Zealand dollar
Notional amount	$12,750	$12,750	$8,000	$21,000	$27,000	$19,000	$100,500	($670)
Average contract rate	1.4889	1.4881	1.4874	1.4861	1.4838	1.4827	1.4855

Foreign currency option contracts to sell U.S. dollar for New Zealand dollar
Notional amount	$2,000	—	$2,000	$6,000	$6,000	$4,000	$20,000	$116
Average strike price	1.4739	—	1.5316	1.5375	1.5123	1.5246	1.5204

Item 4.	CONTROLS AND PROCEDURES
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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of June 30, 2019.
In the quarter ended June 30, 2019, based upon the evaluation required by Rule 13a-15(d) under the Exchange Act, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The information set forth in Note 10 — Contingencies in the “Notes to Consolidated Financial Statements” under Item 1 of Part I of this report is incorporated herein by reference.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information regarding our purchases of Rayonier common shares during the quarter ended June 30, 2019:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
April 1 to April 30	100,473	31.94	—	7,154,960
May 1 to May 31	222	28.35	—	7,154,960
June 1 to June 30	33,499	30.05	—	7,154,960
Total	134,194		—

(a)
Includes 134,194 shares of the Company’s common shares purchased in April, May and June from current employees in non-open market transactions. The shares were sold by current employees of the Company in exchange for cash that was used to pay withholding taxes associated with the vesting of share-based awards under the Company’s stock incentive plan. The price per share surrendered is based on the closing price of the Company’s common shares on the respective vesting dates of the awards.

(b)	Maximum number of shares authorized to be purchased as of June 30, 2019 include 3,877,389 under the 1996 anti-dilutive program and approximately 3,277,571 under the share repurchase program.

Item 6.	EXHIBITS

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2019, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income for the Three and Six Months Ended June 30, 2019 and 2018; (ii) the Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018; (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the Six Months Ended June 30, 2019 and 2018; (iv) the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2019 and 2018; and (v) the Notes to Consolidated Financial Statements
Filed herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER INC.
(Registrant)

By:	/s/ APRIL TICE
April Tice Vice President, Financial Services and Corporate Controller (Duly Authorized Officer, Principal Accounting Officer)
Date: August 9, 2019