Form 10-Q
period 2019-09-30
RAYONIER INC
filed 2019-11-01
CIK 52827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Yes ☐        No  ☒

As of October 25, 2019, there were outstanding 129,313,473 Common Shares of the registrant.

i

PART I.        FINANCIAL INFORMATION

Item 1.         Financial Statements

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
SALES (NOTE 2)	$156,417	$200,890	$532,764	$649,991
Costs and Expenses
Cost of sales	(134,463)	(143,261)	(418,169)	(466,167)
Selling and general expenses	(10,102)	(10,800)	(30,896)	(31,304)
Other operating (expense) income, net (Note 16)	(865)	(451)	(2,799)	2,577
	(145,430)	(154,512)	(451,864)	(494,894)
OPERATING INCOME	10,987	46,378	80,900	155,097
Interest expense	(7,996)	(7,838)	(23,629)	(23,992)
Interest and other miscellaneous income, net	788	495	3,178	4,020
INCOME BEFORE INCOME TAXES	3,779	39,035	60,449	135,125
Income tax expense (Note 9)	(2,251)	(8,396)	(10,208)	(22,443)
NET INCOME	1,528	30,639	50,241	112,682
Less: Net income attributable to noncontrolling interest	(1,961)	(7,207)	(7,129)	(12,453)
NET (LOSS) INCOME ATTRIBUTABLE TO RAYONIER INC.	(433)	23,432	43,112	100,229
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment, net of income tax expense of $0, $0, $0 and $0	(28,524)	(10,527)	(28,095)	(30,599)
Cash flow hedges, net of income tax (benefit) expense of ($888), ($401), ($644) and ($2,012)	(12,424)	4,142	(42,629)	21,285
Amortization of pension and postretirement plans, net of income tax expense of $0, $711, $0 and $711	112	(542)	337	(204)
Total other comprehensive (loss)	(40,836)	(6,927)	(70,387)	(9,518)
COMPREHENSIVE (LOSS) INCOME	(39,308)	23,712	(20,146)	103,164
Less: Comprehensive loss (income) attributable to noncontrolling interest	5,169	(4,533)	(197)	(4,004)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO RAYONIER INC.	($34,139)	$19,179	($20,343)	$99,160
(LOSS) EARNINGS PER COMMON SHARE (NOTE 12)
Basic (loss) earnings per share attributable to Rayonier Inc.	—	$0.18	$0.33	$0.78
Diluted (loss) earnings per share attributable to Rayonier Inc.	—	$0.18	$0.33	$0.77

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	September 30, 2019	December 31, 2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$56,946	$148,374
Accounts receivable, less allowance for doubtful accounts of $24 and $8	26,059	26,151
Inventory (Note 17)	8,352	15,703
Prepaid expenses	14,894	17,016
Other current assets	279	609
Total current assets	106,530	207,853
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,408,310	2,401,327
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 7)	89,456	85,609
PROPERTY, PLANT AND EQUIPMENT
Land	4,131	4,131
Buildings	22,345	22,503
Machinery and equipment	3,680	3,534
Construction in progress	1,223	567
Total property, plant and equipment, gross	31,379	30,735
Less — accumulated depreciation	(9,179)	(7,984)
Total property, plant and equipment, net	22,200	22,751
RESTRICTED CASH (NOTE 18)	2,988	8,080
RIGHT-OF-USE ASSETS (NOTE 3)	97,432	—
OTHER ASSETS	40,162	55,046
TOTAL ASSETS	$2,767,078	$2,780,666
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$19,556	$18,019
Accrued taxes	8,096	3,178
Accrued payroll and benefits	6,559	10,416
Accrued interest	7,976	5,007
Deferred revenue	15,320	10,447
Other current liabilities	26,262	16,474
Total current liabilities	83,769	63,541
LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS (NOTE 6)	972,989	972,567
PENSION AND OTHER POSTRETIREMENT BENEFITS (NOTE 15)	23,953	29,800
LONG-TERM LEASE LIABILITY (NOTE 3)	88,387	—
OTHER NON-CURRENT LIABILITIES	82,359	60,208
COMMITMENTS AND CONTINGENCIES (NOTES 8 and 10)
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 shares authorized,129,311,893 and 129,488,675 shares issued and outstanding	886,229	884,263
Retained earnings	602,051	672,371
Accumulated other comprehensive (loss) income (Note 19)	(63,216)	239
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,425,064	1,556,873
Noncontrolling interest	90,557	97,677
TOTAL SHAREHOLDERS’ EQUITY	1,515,621	1,654,550
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,767,078	$2,780,666

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except share data)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interest	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2019	129,488,675	$884,263	$672,371	$239	$97,677	$1,654,550
Net income	—	—	24,794	—	2,999	27,793
Dividends ($0.27 per share)	—	—	(35,049)	—	—	(35,049)
Issuance of shares under incentive stock plans	26,031	597	—	—	—	597
Stock-based compensation	—	1,477	—	—	—	1,477
Repurchase of common shares	(1,140)	(33)	—	—	—	(33)
Amortization of pension and postretirement plan liabilities	—	—	—	112	—	112
Foreign currency translation adjustment	—	—	—	4,680	1,353	6,033
Cash flow hedges	—	—	—	(10,884)	198	(10,686)
Distribution to minority shareholder	—	—	—	—	(3,594)	(3,594)
Balance, March 31, 2019	129,513,566	$886,304	$662,116	($5,853)	$98,633	$1,641,200
Net income	—	—	18,752	—	2,168	20,920
Dividends ($0.27 per share)	—	—	(35,125)	—	—	(35,125)
Issuance of shares under incentive stock plans	250,344	177	—	—	—	177
Stock-based compensation	—	2,344	—	—	—	2,344
Repurchase of common shares	(134,194)	(4,207)	—	—	—	(4,207)
Amortization of pension and postretirement plan liabilities	—	—	—	112	—	112
Foreign currency translation adjustment	—	—	—	(4,305)	(1,299)	(5,604)
Cash flow hedges	—	—	—	(19,465)	(54)	(19,519)
Balance, June 30, 2019	129,629,716	$884,618	$645,743	($29,511)	$99,448	$1,600,298
Net (loss) income	—	—	(433)	—	1,961	1,528
Dividends ($0.27 per share)	—	—	(34,829)	—	—	(34,829)
Issuance of shares under incentive stock plans	2,423	57	—	—	—	57
Stock-based compensation	—	1,562	—	—	—	1,562
Repurchase of common shares	(320,246)	(8)	(8,430)	—	—	(8,438)
Amortization of pension and postretirement plan liabilities	—	—	—	112	—	112
Foreign currency translation adjustment	—	—	—	(21,918)	(6,606)	(28,524)
Cash flow hedges	—	—	—	(11,899)	(525)	(12,424)
Distribution to minority shareholder	—	—	—	—	(3,721)	(3,721)
Balance, September 30, 2019	129,311,893	$886,229	$602,051	($63,216)	$90,557	$1,515,621

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income	Non-controlling Interest	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2018	128,970,776	$872,228	$707,378	$13,417	$99,917	$1,692,940
Net income	—	—	40,539	—	2,167	42,706
Dividends ($0.25 per share)	—	—	(32,634)	—	—	(32,634)
Issuance of shares under incentive stock plans	204,336	5,455	—	—	—	5,455
Stock-based compensation	—	1,262	—	—	—	1,262
Repurchase of common shares	(811)	(18)	—	—	—	(18)
Amortization of pension and postretirement plan liabilities	—	—	—	159	—	159
Foreign currency translation adjustment	—	—	—	7,606	2,082	9,688
Cash flow hedges	—	—	—	16,381	234	16,615
Balance, March 31, 2018	129,174,301	$878,927	$715,283	$37,563	$104,400	$1,736,173
Net income	—	—	36,258	—	3,080	39,338
Dividends ($0.27 per share)	—	—	(35,213)	—	—	(35,213)
Issuance of shares under incentive stock plans	357,139	2,369	—	—	—	2,369
Stock-based compensation	—	2,212	—	—	—	2,212
Repurchase of common shares	(80,172)	(2,948)	—	—	—	(2,948)
Amortization of pension and postretirement plan liabilities	—	—	—	178	—	178
Foreign currency translation adjustment	—	—	—	(22,857)	(6,903)	(29,760)
Cash flow hedges	—	—	—	1,717	(1,189)	529
Balance, June 30, 2018	129,451,268	$880,560	$716,328	$16,601	$99,388	$1,712,877
Cumulative-effect adjustment due to adoption of ASU No. 2018-02	—	—	$711	($711)	—	—
Net income	—	—	23,432	—	7,207	30,639
Dividends ($0.27 per share)	—	—	(34,940)	—	—	(34,940)
Issuance of shares under incentive stock plans	16,382	392	—	—	—	392
Stock-based compensation	—	1,483	—	—	—	1,483
Repurchase of common shares	(413)	(14)	—	—	—	(14)
Amortization of pension and postretirement plan liabilities	—	—	—	169	—	169
Foreign currency translation adjustment	—	—	—	(8,090)	(2,437)	(10,527)
Cash flow hedges	—	—	—	4,379	(237)	4,142
Distribution to minority shareholder	—	—	—	—	(3,122)	(3,122)
Balance, September 30, 2018	129,467,237	$882,421	$705,531	$12,348	$100,799	$1,701,099

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2019	2018
OPERATING ACTIVITIES
Net income	$50,241	$112,682
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	91,939	115,726
Non-cash cost of land and improved development	9,985	17,051
Stock-based incentive compensation expense	5,383	4,957
Deferred income taxes	8,133	21,019
Amortization of losses from pension and postretirement plans	337	507
Other	(760)	3,470
Changes in operating assets and liabilities:
Receivables	(1,839)	(15,261)
Inventories	(1,107)	1,085
Accounts payable	2,021	(825)
All other operating activities	(140)	640
CASH PROVIDED BY OPERATING ACTIVITIES	164,193	261,051
INVESTING ACTIVITIES
Capital expenditures	(45,271)	(44,137)
Real estate development investments	(3,349)	(6,889)
Purchase of timberlands	(81,913)	(38,978)
Other	(2,219)	2,132
CASH USED FOR INVESTING ACTIVITIES	(132,752)	(87,872)
FINANCING ACTIVITIES
Issuance of debt	—	1,014
Repayment of debt	—	(54,416)
Dividends paid	(106,125)	(101,839)
Proceeds from the issuance of common shares under incentive stock plan	831	8,216
Repurchase of common shares	(4,249)	(2,980)
Repurchase of common shares made under repurchase program	(8,430)	—
Proceeds from shareholder distribution hedge	135	610
Distribution to minority shareholder	(7,315)	(3,122)
CASH USED FOR FINANCING ACTIVITIES	(125,153)	(152,517)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,808)	(1,341)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	(96,520)	19,321
Balance, beginning of year	156,454	172,356
Balance, end of period	$59,934	$191,677
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest (a)	$20,578	$20,910
Income taxes	1,352	824
Non-cash investing activity:
Capital assets purchased on account	2,271	2,848

(a)
Interest paid is presented net of patronage payments received of $4.0 million and $4.1 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. For additional information on patronage payments, see Note 5 — Debt in the 2018 Form 10-K.

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
RECENTLY ADOPTED STANDARDS
ASU 2016-02 (ASC 842)
The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), on January 1, 2019 and elected to apply the standard as of that day. As such, the Consolidated Balance Sheet as of September 30, 2019 includes right-of-use assets and lease liabilities related to the rights and obligations created by the Company’s long-term leases. Prior periods have not been restated.
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

Use of hindsight
The Company elected to use hindsight in determining the lease term (that is, when considering options to extend or terminate the lease and to purchase the underlying asset) and in assessing impairment of right-of-use assets.

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

NEW ACCOUNTING STANDARDS
During the nine months ended September 30, 2019, the Financial Accounting Standards Board (“FASB”) has not issued any Accounting Standard Updates which are expected to have a material retrospective or future effect on the consolidated financial statements.
SUBSEQUENT EVENTS
The Company has evaluated events occurring from September 30, 2019 to the date of issuance of these Consolidated Financial Statements for potential recognition or disclosure in the consolidated financial statements. No events were identified that warranted recognition or disclosure.

2.    REVENUE
PERFORMANCE OBLIGATIONS
The Company recognizes revenues when control of promised goods or services (“performance obligations”) is transferred to customers, in an amount that reflects the consideration expected in exchange for those goods or services (“transaction price”). The Company generally satisfies performance obligations within a year of entering into a contract and therefore has applied the disclosure exemption found under ASC 606-10-50-14. Unsatisfied performance obligations as of September 30, 2019 are primarily due to advances on stumpage contracts and unearned license revenue. These performance obligations are expected to be satisfied within the next twelve months. The Company generally collects payment within a year of satisfying performance obligations and therefore has elected not to adjust revenues for a financing component.
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
The following table summarizes revenue recognized during the three and nine months ended September 30, 2019 and 2018 that was included in the contract liability balance at the beginning of each year:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue recognized from contract liability balance at the beginning of the year (a)	$874	$355	$9,670	$8,685

(a)	Revenue recognized was primarily from hunting licenses and the use of advances on pay-as-cut timber sales.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables present our revenue from contracts with customers disaggregated by product type for the three and nine months ended September 30, 2019 and 2018:

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Elim.	Total
September 30, 2019
Pulpwood	$19,093	$2,109	$7,930	—	$2,795	—	$31,927
Sawtimber	11,581	16,064	51,415	—	22,214	—	101,274
Hardwood	2,338	—	—	—	—	—	2,338
Total Timber Sales	33,012	18,173	59,345	—	25,009	—	135,539
License Revenue, Primarily From Hunting	4,351	199	91	—	—	—	4,641
Other Non-Timber/Carbon Revenue	3,919	394	2,563	—	—	—	6,876
Agency Fee Income	—	—	—	—	149	—	149
Total Non-Timber Sales	8,270	593	2,654	—	149	—	11,666
Improved Development	—	—	—	4,492	—	—	4,492
Rural	—	—	—	3,841	—	—	3,841
Non-strategic / Timberlands	—	—	—	428	—	—	428
Other	—	—	—	451	—	—	451
Total Real Estate Sales	—	—	—	9,212	—	—	9,212

Revenue from Contracts with Customers	41,282	18,766	61,999	9,212	25,158	—	156,417
Intersegment	—	—	—	—	34	(34)	—
Total Revenue	$41,282	$18,766	$61,999	$9,212	$25,192	($34)	$156,417

September 30, 2018
Pulpwood	$19,998	$3,560	$7,278	—	$2,487	—	$33,323
Sawtimber	13,734	23,495	56,663	—	28,321	—	122,213
Hardwood	1,071	—	—	—	—	—	1,071
Total Timber Sales	34,803	27,055	63,941	—	30,808	—	156,607
License Revenue, Primarily from Hunting	4,016	224	98	—	—	—	4,338
Other Non-Timber/Carbon Revenue	843	536	2,226	—	—	—	3,605
Agency Fee Income	—	—	—	—	172	—	172
Total Non-Timber Sales	4,859	760	2,324	—	172	—	8,115
Improved Development	—	—	—	1,352	—	—	1,352
Unimproved Development	—	—	—	1,175	—	—	1,175
Rural	—	—	—	4,489	—	—	4,489
Non-strategic / Timberlands	—	—	—	29,152	—	—	29,152
Total Real Estate Sales	—	—	—	36,168	—	—	36,168

Revenue from Contracts with Customers	39,662	27,815	66,265	36,168	30,980	—	200,890
Intersegment	—	—	—	—	30	(30)	—
Total Revenue	$39,662	$27,815	$66,265	$36,168	$31,010	($30)	$200,890

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Nine Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Elim.	Total
September 30, 2019
Pulpwood	$65,202	$7,196	$25,278	—	$10,947	—	$108,623
Sawtimber	51,019	48,748	149,705	—	81,104	—	330,576
Hardwood	4,816	—	—	—	—	—	4,816
Total Timber Sales	121,037	55,944	174,983	—	92,051	—	444,015
License Revenue, Primarily From Hunting	12,772	404	287	—	—	—	13,463
Other Non-Timber/Carbon Revenue	14,516	1,508	5,987	—	—	—	22,011
Agency Fee Income	—	—	—	—	531	—	531
Total Non-Timber Sales	27,288	1,912	6,274	—	531	—	36,005
Improved Development	—	—	—	5,007	—	—	5,007
Unimproved Development	—	—	—	15,430	—	—	15,430
Rural	—	—	—	23,304	—	—	23,304
Non-strategic / Timberlands	—	—	—	8,484	—	—	8,484
Other	—	—	—	519	—	—	519
Total Real Estate Sales	—	—	—	52,744	—	—	52,744

Revenue from Contracts with Customers	148,325	57,856	181,257	52,744	92,582	—	532,764
Intersegment	—	—	—	—	137	(137)	—
Total Revenue	$148,325	$57,856	$181,257	$52,744	$92,719	($137)	$532,764

September 30, 2018
Pulpwood	$61,898	$11,648	$20,910	—	$10,548	—	$105,004
Sawtimber	45,452	77,172	162,627	—	105,309	—	390,560
Hardwood	2,882	—	—	—	—	—	2,882
Total Timber Sales	110,232	88,820	183,537	—	115,857	—	498,446
License Revenue, Primarily from Hunting	12,137	450	292	—	—	—	12,879
Other Non-Timber/Carbon Revenue	8,929	2,132	5,053	—	—	—	16,114
Agency Fee Income	—	—	—	—	460	—	460
Total Non-Timber Sales	21,066	2,582	5,345	—	460	—	29,453
Improved Development	—	—	—	3,817	—	—	3,817
Unimproved Development	—	—	—	8,621	—	—	8,621
Rural	—	—	—	10,969	—	—	10,969
Non-strategic / Timberlands	—	—	—	98,685	—	—	98,685
Total Real Estate Sales	—	—	—	122,092	—	—	122,092

Revenue from Contracts with Customers	131,298	91,402	188,882	122,092	116,317	—	649,991
Intersegment	—	—	—	—	66	(66)	—
Total Revenue	$131,298	$91,402	$188,882	$122,092	$116,383	($66)	$649,991

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables present our timber sales disaggregated by contract type for the three and nine months ended September 30, 2019 and 2018:

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Trading	Total
September 30, 2019
Stumpage Pay-as-Cut	$13,077	—	—	—	$13,077
Stumpage Lump Sum	1,677	—	—	—	1,677
Total Stumpage	14,754	—	—	—	14,754

Delivered Wood (Domestic)	16,597	18,173	22,722	624	58,116
Delivered Wood (Export)	1,661	—	36,623	24,385	62,669
Total Delivered	18,258	18,173	59,345	25,009	120,785

Total Timber Sales	$33,012	$18,173	$59,345	$25,009	$135,539

September 30, 2018
Stumpage Pay-as-Cut	$16,984	—	—	—	$16,984
Stumpage Lump Sum	284	2,143	—	—	2,427
Total Stumpage	17,268	2,143	—	—	19,411

Delivered Wood (Domestic)	15,856	24,912	24,771	1,813	67,352
Delivered Wood (Export)	1,679	—	39,170	28,995	69,844
Total Delivered	17,535	24,912	63,941	30,808	137,196

Total Timber Sales	$34,803	$27,055	$63,941	$30,808	$156,607

Nine Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Trading	Total
September 30, 2019
Stumpage Pay-as-Cut	$56,257	—	—	—	$56,257
Stumpage Lump Sum	4,353	—	—	—	4,353
Total Stumpage	60,610	—	—	—	60,610

Delivered Wood (Domestic)	52,977	55,944	65,161	5,417	179,499
Delivered Wood (Export)	7,450	—	109,822	86,634	203,906
Total Delivered	60,427	55,944	174,983	92,051	383,405

Total Timber Sales	$121,037	$55,944	$174,983	$92,051	$444,015

September 30, 2018
Stumpage Pay-as-Cut	$59,348	—	—	—	$59,348
Stumpage Lump Sum	2,358	11,854	—	—	14,212
Total Stumpage	61,706	11,854	—	—	73,560

Delivered Wood (Domestic)	44,399	76,966	70,521	4,317	196,203
Delivered Wood (Export)	4,127	—	113,016	111,540	228,683
Total Delivered	48,526	76,966	183,537	115,857	424,886

Total Timber Sales	$110,232	$88,820	$183,537	$115,857	$498,446

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
As of September 30, 2019, the New Zealand subsidiary has two CFLs comprising 9,000 acres under termination notice that are being relinquished as harvest activities are concluded, as well as two fixed-term CFLs comprising 3,000 acres expiring in 2062. Additionally, the New Zealand subsidiary has two forestry rights comprising 32,000 acres under termination notice that are being relinquished as harvest activities are concluded.
OTHER NON-TIMBERLAND LEASES
In addition to timberland holdings, the Company leases properties for certain office locations. Significant leased properties include a regional office in Lufkin, Texas; a Pacific Northwest Timber office in Hoquiam, Washington and a New Zealand Timber and Trading headquarters in Auckland, New Zealand.
LEASE MATURITIES, LEASE COST AND OTHER LEASE INFORMATION
The following table details the Company’s undiscounted lease obligations as of September 30, 2019 by type of lease and year of expiration:

		Year of Expiration
Lease obligations	Total	Remaining 2019	2020	2021	2022	2023	Thereafter
Operating lease liabilities	$185,166	$4,164	$9,595	$8,869	$8,020	$7,991	$146,527
Total Undiscounted Cash Flows	$185,166	$4,164	$9,595	$8,869	$8,020	$7,991	$146,527
Imputed interest	(87,239)
Balance at September 30, 2019	97,927
Less: Current portion	(9,540)
Non-current portion at September 30, 2019	$88,387

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table details components of the Company’s lease cost for the three and nine months ended September 30, 2019:

	Three Months Ended September 30,	Nine Months Ended September 30,
Lease Cost Components	2019	2019
Operating lease cost	$1,959	$6,791
Variable lease cost (a)	54	211
Total lease cost (b)	$2,013	$7,002

(a)	The majority of timberland leases are subject to increases or decreases based on either the Consumer Price Index, Producer Price Index or market rates.

(b)
Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for these leases are expensed on a straight line basis over the lease term. Short-term lease expense was not material for the three and nine months ended September 30,2019.

The following table details components of the Company’s lease cost for the nine months ended September 30, 2019:

Nine Months Ended September 30,
Supplemental cash flow information related to leases:	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,152
Investing cash flows from operating leases	4,639
Total cash flows from operating leases	$6,791

Weighted-average remaining lease term in years - operating leases	28
Weighted-average discount rate - operating leases	5%
The Company applied the following practical expedients upon adoption of the the new standard as allowed under ASC 842:

Practical Expedient	Description
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
The Company maintains a 77% controlling financial interest in Matariki Forestry Group (the “New Zealand subsidiary”), a joint venture that owns or leases approximately 414,000 legal acres of New Zealand timberland. Accordingly, the Company consolidates the New Zealand subsidiary’s balance sheet and results of operations. The portions of the consolidated financial position and results of operations attributable to the New Zealand subsidiary’s 23% noncontrolling interest are shown separately within the Consolidated Statements of Income and Comprehensive Income and Consolidated Statements of Shareholders’ Equity. Rayonier New Zealand Limited (“RNZ”), a wholly-owned subsidiary of Rayonier Inc., serves as the manager of the New Zealand subsidiary.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

5.    SEGMENT AND GEOGRAPHICAL INFORMATION
Sales between operating segments are made based on estimated fair market value, and intercompany sales, purchases and profits (losses) are eliminated in consolidation. The Company evaluates financial performance based on segment operating income (loss) and Adjusted EBITDA. Asset information is not reported by segment, as the Company does not produce asset information by segment internally.
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
The following tables summarize the segment information for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
SALES	2019	2018	2019	2018
Southern Timber	$41,282	$39,662	$148,325	$131,298
Pacific Northwest Timber	18,766	27,815	57,856	91,402
New Zealand Timber	61,999	66,265	181,257	188,882
Real Estate	9,212	36,168	52,744	122,092
Trading	25,192	31,010	92,719	116,383
Intersegment Eliminations	(34)	(30)	(137)	(66)
Total	$156,417	$200,890	$532,764	$649,991

	Three Months Ended September 30,		Nine Months Ended September 30,
OPERATING INCOME (LOSS)	2019	2018	2019	2018
Southern Timber	$9,512	$9,183	$45,773	$37,061
Pacific Northwest Timber	(3,567)	1,911	(11,123)	12,209
New Zealand Timber	10,104	16,416	38,621	50,141
Real Estate	425	24,726	25,920	71,645
Trading	(37)	304	271	680
Corporate and Other	(5,450)	(6,162)	(18,562)	(16,639)
Total Operating Income	10,987	46,378	80,900	155,097
Unallocated interest expense and other	(7,208)	(7,343)	(20,451)	(19,972)
Total Income before Income Taxes	$3,779	$39,035	$60,449	$135,125

	Three Months Ended September 30,		Nine Months Ended September 30,
DEPRECIATION, DEPLETION AND AMORTIZATION	2019	2018	2019	2018
Southern Timber	$13,025	$13,672	$45,633	$44,591
Pacific Northwest Timber	6,299	7,802	19,170	26,687
New Zealand Timber	7,563	7,544	21,071	21,287
Real Estate	668	5,491	5,202	22,296
Corporate and Other	291	297	863	865
Total	$27,846	$34,806	$91,939	$115,726

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended September 30,		Nine Months Ended September 30,
NON-CASH COST OF LAND AND IMPROVED DEVELOPMENT	2019	2018	2019	2018
Real Estate	$4,339	$2,115	$9,985	$17,051
Total	$4,339	$2,115	$9,985	$17,051

6.	DEBT
Rayonier’s debt consisted of the following at September 30, 2019:

September 30, 2019
Term Credit Agreement borrowings due 2024 at a variable interest rate of 3.7% at September 30, 2019 (a)	$350,000
Senior Notes due 2022 at a fixed interest rate of 3.75%	325,000
Incremental Term Loan Agreement borrowings due 2026 at a variable interest rate of 4.0% at September 30, 2019 (b)	300,000
Total debt	975,000
Less: Deferred financing costs	(2,011)
Long-term debt, net of deferred financing costs	$972,989

(a)
As of September 30, 2019, the periodic interest rate on the term loan facility was LIBOR plus 1.625%. The Company estimates the effective fixed interest rate on the term loan facility to be approximately 3.3% after consideration of interest rate swaps and estimated patronage refunds.

(b)
As of September 30, 2019, the periodic interest rate on the incremental term loan was LIBOR plus 1.900%. The Company estimates the effective fixed interest rate on the incremental term loan facility to be approximately 2.8% after consideration of interest rate swaps and estimated patronage refunds.

Principal payments due during the next five years and thereafter are as follows:

2019	—
2020	—
2021	—
2022	325,000
2023	—
Thereafter	650,000
Total Debt	$975,000

2019 DEBT ACTIVITY
During the nine months ended September 30, 2019, the Company made no borrowings or repayments on its Revolving Credit Facility. At September 30, 2019, the Company had available borrowings of $198.4 million under the Revolving Credit Facility, net of $1.6 million to secure its outstanding letters of credit.
During the nine months ended September 30, 2019, the New Zealand subsidiary made no borrowings or repayments on its working capital facility. At September 30, 2019, the New Zealand subsidiary had NZ$20.0 million of available borrowings under its working capital facility.

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
In addition to these financial covenants listed above, the Senior Notes, Term Credit Agreement, Incremental Term Loan Agreement and Revolving Credit Facility include customary covenants that limit the incurrence of debt and the disposition of assets, among others. At September 30, 2019, the Company was in compliance with all applicable covenants.

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
Changes in higher and better use timberlands and real estate development investments from December 31, 2018 to September 30, 2019 are shown below:

	Higher and Better Use Timberlands and Real Estate Development Investments
	Land and Timber	Development Investments	Total
Non-current portion at December 31, 2018	$59,189	$26,420	$85,609
Plus: Current portion (a)	4,239	7,680	11,919
Total Balance at December 31, 2018	63,428	34,100	97,528
Non-cash cost of land and improved development	(1,432)	(4,135)	(5,567)
Timber depletion from harvesting activities and basis of timber sold in real estate sales	(2,301)	—	(2,301)
Capitalized real estate development investments (b)	—	3,349	3,349
Capital expenditures (silviculture)	166	—	166
Intersegment transfers	76	—	76
Total Balance at September 30, 2019	59,937	33,314	93,251
Less: Current portion (a)	(341)	(3,454)	(3,795)
Non-current portion at September 30, 2019	$59,596	$29,860	$89,456

(a)	The current portion of Higher and Better Use Timberlands and Real Estate Development Investments is recorded in Inventory. See Note 17 — Inventory for additional information.

(b)	Capitalized real estate development investments include $0.3 million of capitalized interest.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

8.    COMMITMENTS
At September 30, 2019, the future minimum payments under non-cancellable commitments were as follows:

	Development Projects (a)	Pension Contributions (b)	Commitments (c)	Total
Remaining 2019	$4,050	$442	$941	$5,433
2020	739	3,606	3,887	8,232
2021	161	682	798	1,641
2022	61	—	741	802
2023	44	—	736	780
Thereafter	108	—	429	537
	$5,163	$4,730	$7,532	$17,425

(a)	Consists of payments expected to be made on the Company’s Wildlight development project.

(b)	Pension contribution requirements are based on actuarially determined estimates and IRS minimum funding requirements.

(c)	Commitments include payments expected to be made on foreign exchange contracts, timberland deeds and other purchase obligations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income tax expense	($2,251)	($8,396)	($10,208)	($22,443)

ANNUAL EFFECTIVE TAX RATE
The Company’s effective tax rate is below the 21.0% U.S. statutory rate due to tax benefits associated with being a REIT. The following table contains the Company’s annualized effective tax rate.

	Nine Months Ended September 30,
	2019	2018
Annualized effective tax rate after discrete items	16.6%	16.5%

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

11.	GUARANTEES
The Company provides financial guarantees as required by creditors, insurance programs, and various governmental agencies.
As of September 30, 2019, the following financial guarantees were outstanding:

Financial Commitments (a)	Maximum Potential Payment
Standby letters of credit (b)	$1,585
Surety bonds (c)	3,487
Total financial commitments	$5,072

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

12.    (LOSS) EARNINGS PER COMMON SHARE
The following table provides details of the calculations of basic and diluted (loss) earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Income	$1,528	$30,639	$50,241	$112,682
Less: Net income attributable to noncontrolling interest	(1,961)	(7,207)	(7,129)	(12,453)
Net (loss) income attributable to Rayonier Inc.	($433)	$23,432	$43,112	$100,229

Shares used for determining basic (loss) earnings per common share	129,325,181	129,142,931	129,293,562	129,005,074
Dilutive effect of:
Stock options	—	73,372	13,405	85,000
Performance and restricted shares	—	539,571	345,495	584,364
Shares used for determining diluted (loss) earnings per common share	129,325,181	129,755,874	129,652,462	129,674,438

Basic (loss) earnings per common share attributable to Rayonier Inc.:	—	$0.18	$0.33	$0.78

Diluted (loss) earnings per common share attributable to Rayonier Inc.:	—	$0.18	$0.33	$0.77

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Anti-dilutive shares excluded from the computations of diluted (loss) earnings per share:
Stock options, performance and restricted shares (a)	611,740	150,313	421,853	192,265
Total	611,740	150,313	421,853	192,265

(a)
For the three months ended September 30, 2019, the incremental shares related to stock options, performance shares and restricted shares were not included in the computation of diluted loss per share as their inclusion would have an anti-dilutive effect.

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
FOREIGN CURRENCY EXCHANGE AND OPTION CONTRACTS
The functional currency of Rayonier’s wholly owned subsidiary, Rayonier New Zealand Limited, and the New Zealand subsidiary is the New Zealand dollar. The New Zealand subsidiary is exposed to foreign currency risk on export sales and ocean freight payments which are mainly denominated in U.S. dollars. The New Zealand subsidiary typically hedges 50% to 90% of its estimated foreign currency exposure with respect to the following twelve months forecasted sales and purchases and up to 75% of the forward 12 to 18 months. Foreign currency exposure from the New Zealand subsidiary’s trading operations is typically hedged based on the following three months forecasted sales and purchases. As of September 30, 2019, foreign currency exchange contracts and foreign currency option contracts had maturity dates through December 2020 and March 2021, respectively.
Foreign currency exchange and option contracts hedging foreign currency risk on export sales and ocean freight payments qualify for cash flow hedge accounting. The Company may de-designate these cash flow hedge relationships in advance or at the occurrence of the forecasted transaction. The portion of gains or losses on the derivative instrument previously accumulated in other comprehensive (loss) income for de-designated hedges remains in accumulated other comprehensive (loss) income until the forecasted transaction affects earnings. Changes in the value of derivative instruments after de-designation are recorded in earnings.
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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table contains information on the outstanding interest rate swaps as of September 30, 2019:

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
CARBON OPTIONS
The New Zealand subsidiary enters into carbon options from time to time to sell carbon assets at certain prices. Changes in fair value of the carbon option contracts are recorded in “Interest and other miscellaneous income, net” as the contracts did not qualify for hedge accounting treatment. As of September 30, 2019, carbon option contracts had maturity dates through April 2020.
The following tables demonstrate the impact, gross of tax, of the Company’s derivatives on the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2019 and 2018.

		Three Months Ended September 30,
	Income Statement Location	2019	2018
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive (loss)	($2,870)	($1,402)
Foreign currency option contracts	Other comprehensive (loss)	(300)	(29)
Interest rate swaps	Other comprehensive (loss)	(10,141)	5,173

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Interest and other miscellaneous income, net	—	(189)
Carbon option contracts	Interest and other miscellaneous income, net	—	(577)

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

		Nine Months Ended September 30,
	Income Statement Location	2019	2018
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive (loss)	($1,971)	($6,800)
Foreign currency option contracts	Other comprehensive (loss)	(330)	(388)
Interest rate swaps	Other comprehensive (loss)	(40,972)	26,461

Derivatives designated as a net investment hedge:
Foreign currency exchange contract	Other comprehensive (loss)	—	(344)

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Interest and other miscellaneous income, net	135	2,419
Carbon option contracts	Interest and other miscellaneous income, net	414	(577)
During the next 12 months, the amount of the September 30, 2019 AOCI balance, net of tax, expected to be reclassified into earnings as a result of the maturation of the Company’s derivative instruments is a loss of approximately $2.5 million.
The following table contains the notional amounts of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Notional Amount
	September 30, 2019	December 31, 2018
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	$60,750	$69,950
Foreign currency option contracts	28,000	24,000
Interest rate swaps	650,000	650,000

Derivative not designated as a hedging instrument:
Foreign currency exchange contracts	—	9,396
Carbon options (a)	3,115	2,517

(a)    Notional amount for carbon options is calculated as the number of units outstanding multiplied by the spot price as of September 30, 2019.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table contains the fair values of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Location on Balance Sheet	Fair Value Assets / (Liabilities) (a)
		September 30, 2019	December 31, 2018
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other current liabilities	(3,288)	(1,569)
	Other non-current liabilities	(253)	—
Foreign currency option contracts	Other current assets	15	217
	Other assets	138	102
	Other current liabilities	(179)	(106)
	Other non-current liabilities	(159)	(68)
Interest rate swaps	Other assets	750	23,735
	Other non-current liabilities	(17,987)	—

Derivative not designated as a hedging instrument:
Foreign currency exchange contracts	Other current assets	—	152
	Other current liabilities	—	(24)
Carbon options	Other current liabilities	(2)	(322)

Total derivative contracts:
Other current assets		$15	$369
Other assets		888	23,837
Total derivative assets		$903	$24,206

Other current liabilities		(3,469)	(2,021)
Other non-current liabilities		(18,399)	(68)
Total derivative liabilities		($21,868)	($2,089)

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
The following table presents the carrying amount and estimated fair values of financial instruments held by the Company at September 30, 2019 and December 31, 2018, using market information and what the Company believes to be appropriate valuation methodologies under GAAP:

	September 30, 2019			December 31, 2018
Asset (Liability) (a)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$56,946	$56,946	—	$148,374	$148,374	—
Restricted cash (b)	2,988	2,988	—	8,080	8,080	—
Long-term debt (c)	(972,989)	—	(981,500)	(972,567)	—	(975,845)
Interest rate swaps (d)	(17,237)	—	(17,237)	23,735	—	23,735
Foreign currency exchange contracts (d)	(3,541)	—	(3,541)	(1,442)	—	(1,442)
Foreign currency option contracts (d)	(185)	—	(185)	145	—	145
Carbon option contracts (d)	(2)	—	(2)	(322)	—	(322)

(a)	The Company did not have Level 3 assets or liabilities at September 30, 2019 and December 31, 2018.

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
As of September 30, 2019, the Company has paid $0.9 million of the approximately $1.3 million in current year mandatory pension contribution requirements (based on actuarially determined estimates and IRS minimum funding requirements). Additionally, the Company has paid $5.0 million in discretionary pension contributions during the nine months ended September 30, 2019.
The net pension and postretirement benefit costs (credit) that have been recorded are shown in the following table:

Components of Net Periodic Benefit Cost (Credit)	Income Statement Location	Pension		Postretirement
		Three Months Ended September 30,		Three Months Ended September 30,
		2019	2018	2019	2018
Service cost	Selling and general expenses	—	—	$1	$2
Interest cost	Interest and other miscellaneous income, net	799	755	13	13
Expected return on plan assets (a)	Interest and other miscellaneous income, net	(777)	(983)	—	—
Amortization of losses	Interest and other miscellaneous income, net	112	168	—	—
Net periodic benefit cost (credit)		$134	($60)	$14	$15

Components of Net Periodic Benefit Cost (Credit)	Income Statement Location	Pension		Postretirement
		Nine Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Service cost	Selling and general expenses	—	—	$4	$5
Interest cost	Interest and other miscellaneous income, net	2,398	2,266	40	38
Expected return on plan assets (a)	Interest and other miscellaneous income, net	(2,330)	(2,950)	—	—
Amortization of losses	Interest and other miscellaneous income, net	337	505	—	2
Net periodic benefit cost (credit)		$405	($179)	$44	$45

(a)	The weighted-average expected long-term rate of return on plan assets used in computing 2019 net periodic benefit cost for pension benefits is 5.7%.

16.	OTHER OPERATING (EXPENSE) INCOME, NET
Other operating (expense) income, net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Foreign currency income	$724	$242	$147	$264
(Loss) gain on sale or disposal of property and equipment	—	(30)	56	(3)
(Loss) gain on foreign currency exchange and option contracts	(1,619)	(712)	(1,732)	1,599
Log trading marketing fees	102	66	239	197
Income from the sale of unused Internet Protocol addresses	—	—	—	646
Other expense, net	(72)	(17)	(1,509)	(126)
Total	($865)	($451)	($2,799)	$2,577

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

17.	INVENTORY
As of September 30, 2019 and December 31, 2018, Rayonier’s inventory consisted entirely of finished goods, as follows:

	September 30, 2019	December 31, 2018
Finished goods inventory
Real estate inventory (a)	$3,795	$11,919
Log inventory	4,557	3,784
Total inventory	$8,352	$15,703

(a)    Represents the cost of HBU real estate (including capitalized development investments) under contract to be sold.
    See Note 7 — Higher And Better Use Timberlands and Real Estate Development Investments for additional information.

18.	RESTRICTED CASH
In order to qualify for like-kind exchange (“LKE”) treatment, the proceeds from real estate sales must be deposited with a third-party intermediary. These proceeds are accounted for as restricted cash until a suitable replacement property is acquired. In the event LKE purchases are not completed, the proceeds are returned to the Company after 180 days and reclassified as available cash. As of September 30, 2019 and December 31, 2018, the Company had $3.0 million and $8.1 million, respectively, of proceeds from real estate sales classified as restricted cash which were deposited with an LKE intermediary as well as cash held in escrow for a real estate sale.
The following table contains the amounts of restricted cash recorded in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows for the nine months ended September 30, 2019:

September 30, 2019
Restricted cash deposited with LKE intermediary	$2,513
Restricted cash held in escrow	475
Total restricted cash shown in the Consolidated Balance Sheets	2,988
Cash and cash equivalents	56,946
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$59,934

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

19.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following table summarizes the changes in AOCI by component for the nine months ended September 30, 2019 and the year ended December 31, 2018. All amounts are presented net of tax and exclude portions attributable to noncontrolling interest.

	Foreign currency translation (loss) gains	Net investment hedges of New Zealand subsidiary	Cash flow hedges		Employee benefit plans		Total
Balance as of December 31, 2017	$15,975	$1,665	$16,184		($20,407)		$13,417
Other comprehensive (loss) income before reclassifications	(16,985)	(344)	5,944		(1,594)		(12,979)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	(163)		(36)		(199)
Net other comprehensive (loss) income	(16,985)	(344)	5,781		(1,630)		(13,178)
Balance as of December 31, 2018	($1,010)	$1,321	$21,965		($22,037)		$239
Other comprehensive (loss) income before reclassifications	(21,545)	—	(42,529)	(a)	—		(64,074)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	282		337	(b)	619
Net other comprehensive (loss) income	(21,545)	—	(42,247)		337		(63,455)
Balance as of September 30, 2019	($22,555)	$1,321	($20,282)		($21,700)		($63,216)

(a)	Includes $41.0 million of other comprehensive loss related to interest rate swaps. See Note 13 — Derivative Financial Instruments and Hedging Activities for additional information.

(b)	This component of other comprehensive (loss) income is included in the computation of net periodic pension and post-retirement costs. See Note 15 — Employee Benefit Plans for additional information.
The following table presents details of the amounts reclassified in their entirety from AOCI to net income for the nine months ended September 30, 2019 and September 30, 2018:

Details about accumulated other comprehensive (loss) income components	Amount reclassified from accumulated other comprehensive (loss) income		Affected line item in the income statement
	September 30, 2019	September 30, 2018
Realized loss (gain) on foreign currency exchange contracts	$580	($865)	Other operating (expense) income, net
Realized (gain) on foreign currency option contracts	(71)	(156)	Other operating (expense) income, net
Noncontrolling interest	(117)	235	Comprehensive (loss) income attributable to noncontrolling interest
Income tax (benefit) expense from gain on foreign currency contracts	(110)	220	Income tax expense
Net loss (gain) from accumulated other comprehensive income	$282	($566)

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

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	For the Three Months Ended September 30, 2019
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$156,417	—	$156,417
Costs and Expenses
Cost of sales	—	—	(134,463)	—	(134,463)
Selling and general expenses	—	(4,725)	(5,377)	—	(10,102)
Other operating expense, net	—	(17)	(848)	—	(865)
	—	(4,742)	(140,688)	—	(145,430)
OPERATING (LOSS) INCOME	—	(4,742)	15,729	—	10,987
Interest expense	(3,139)	(4,843)	(14)	—	(7,996)
Interest and miscellaneous income (expense), net	(457)	742	503	—	788
Equity in income from subsidiaries	3,163	12,660	—	(15,823)	—
(LOSS) INCOME BEFORE INCOME TAXES	(433)	3,817	16,218	(15,823)	3,779
Income tax expense	—	(654)	(1,597)	—	(2,251)
NET (LOSS) INCOME	(433)	3,163	14,621	(15,823)	1,528
Less: Net income attributable to noncontrolling interest	—	—	(1,961)	—	(1,961)
NET (LOSS) INCOME ATTRIBUTABLE TO RAYONIER INC.	(433)	3,163	12,660	(15,823)	(433)
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment, net of income tax	(21,918)	—	(28,524)	21,918	(28,524)
Cash flow hedges, net of income tax	(11,899)	(10,141)	(2,283)	11,899	(12,424)
Amortization of pension and postretirement plans, net of income tax	112	112	—	(112)	112
Total other comprehensive loss	(33,705)	(10,029)	(30,807)	33,705	(40,836)
COMPREHENSIVE (LOSS) INCOME	(34,138)	(6,866)	(16,186)	17,882	(39,308)
Less: Comprehensive income attributable to noncontrolling interest	—	—	5,169	—	5,169
COMPREHENSIVE LOSS ATTRIBUTABLE TO RAYONIER INC.	($34,138)	($6,866)	($11,017)	$17,882	($34,139)

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	For the Three Months Ended September 30, 2018
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$200,890	—	$200,890
Costs and Expenses
Cost of sales	—	—	(143,261)	—	(143,261)
Selling and general expenses	—	(5,094)	(5,706)	—	(10,800)
Other operating (expense) income, net	—	(50)	(401)	—	(451)
	—	(5,144)	(149,368)	—	(154,512)
OPERATING (LOSS) INCOME	—	(5,144)	51,522	—	46,378
Interest expense	(3,138)	(4,676)	(24)	—	(7,838)
Interest and miscellaneous income (expense), net	1,743	1,755	(3,003)	—	495
Equity in income from subsidiaries	24,827	33,539	—	(58,366)	—
INCOME BEFORE INCOME TAXES	23,432	25,474	48,495	(58,366)	39,035
Income tax expense	—	(647)	(7,749)	—	(8,396)
NET INCOME	23,432	24,827	40,746	(58,366)	30,639
Less: Net income attributable to noncontrolling interest	—	—	(7,207)	—	(7,207)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	23,432	24,827	33,539	(58,366)	23,432
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment, net of income tax	(8,090)	—	(10,527)	8,090	(10,527)
Cash flow hedges, net of income tax	4,379	5,174	(1,032)	(4,379)	4,142
Amortization of pension and postretirement plans, net of income tax	(542)	(542)	—	542	(542)
Total other comprehensive (loss) income	(4,253)	4,632	(11,559)	4,253	(6,927)
COMPREHENSIVE INCOME	19,179	29,459	29,187	(54,113)	23,712
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(4,533)	—	(4,533)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$19,179	$29,459	$24,654	($54,113)	$19,179

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	Nine Months Ended September 30, 2019
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$532,764	—	$532,764
Costs and Expenses
Cost of sales	—	—	(418,169)	—	(418,169)
Selling and general expenses	—	(15,228)	(15,668)	—	(30,896)
Other operating expense, net	—	(1,107)	(1,692)	—	(2,799)
	—	(16,335)	(435,529)	—	(451,864)
OPERATING (LOSS) INCOME	—	(16,335)	97,235	—	80,900
Interest expense	(9,417)	(14,160)	(52)	—	(23,629)
Interest and miscellaneous income (expense), net	(1,370)	2,634	1,914	—	3,178
Equity in income from subsidiaries	53,899	83,161	—	(137,060)	—
INCOME BEFORE INCOME TAXES	43,112	55,300	99,097	(137,060)	60,449
Income tax expense	—	(1,401)	(8,807)	—	(10,208)
NET INCOME	43,112	53,899	90,290	(137,060)	50,241
Less: Net income attributable to noncontrolling interest	—	—	(7,129)	—	(7,129)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	43,112	53,899	83,161	(137,060)	43,112
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment, net of income tax	(21,544)	(90)	(28,005)	21,544	(28,095)
Cash flow hedges, net of income tax	(42,248)	(40,973)	(1,656)	42,248	(42,629)
Amortization of pension and postretirement plans, net of income tax	337	337	—	(337)	337
Total other comprehensive loss	(63,455)	(40,726)	(29,661)	63,455	(70,387)
COMPREHENSIVE (LOSS) INCOME	(20,343)	13,173	60,629	(73,605)	(20,146)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(197)	—	(197)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO RAYONIER INC.	($20,343)	$13,173	$60,432	($73,605)	($20,343)

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	Nine Months Ended September 30, 2018
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$649,991	—	$649,991
Costs and Expenses
Cost of sales	—	—	(466,167)	—	(466,167)
Selling and general expenses	—	(14,953)	(16,351)	—	(31,304)
Other operating (expense) income, net	(12)	545	2,044	—	2,577
	(12)	(14,408)	(480,474)	—	(494,894)
OPERATING (LOSS) INCOME	(12)	(14,408)	169,517	—	155,097
Interest expense	(9,417)	(14,229)	(346)	—	(23,992)
Interest and miscellaneous income (expense), net	7,105	3,265	(6,350)	—	4,020
Equity in income from subsidiaries	102,553	128,786	—	(231,339)	—
INCOME BEFORE INCOME TAXES	100,229	103,414	162,821	(231,339)	135,125
Income tax expense	—	(861)	(21,582)	—	(22,443)
NET INCOME	100,229	102,553	141,239	(231,339)	112,682
Less: Net income attributable to noncontrolling interest	—	—	(12,453)	—	(12,453)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	100,229	102,553	128,786	(231,339)	100,229
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment, net of income tax	(23,341)	452	(31,051)	23,341	(30,599)
Cash flow hedges, net of income tax	22,476	26,460	(5,175)	(22,476)	21,285
Amortization of pension and postretirement plans, net of income tax	(204)	(204)	—	204	(204)
Total other comprehensive (loss) income	(1,069)	26,708	(36,226)	1,069	(9,518)
COMPREHENSIVE INCOME	99,160	129,261	105,013	(230,270)	103,164
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(4,004)	—	(4,004)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$99,160	$129,261	$101,009	($230,270)	$99,160

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS
	As of September 30, 2019
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,181	$32,926	$17,839	—	$56,946
Accounts receivable, less allowance for doubtful accounts	—	2,894	23,165	—	26,059
Inventory	—	—	8,352	—	8,352
Prepaid expenses	—	2,056	12,838	—	14,894
Other current assets	—	97	182	—	279
Total current assets	6,181	37,973	62,376	—	106,530
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	2,408,310	—	2,408,310
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS	—	—	89,456	—	89,456
NET PROPERTY, PLANT AND EQUIPMENT	—	16,803	5,397	—	22,200
RESTRICTED CASH	—	—	2,988	—	2,988
RIGHT-OF-USE ASSETS	—	33,893	63,539	—	97,432
INVESTMENT IN SUBSIDIARIES	1,692,797	2,994,568	—	(4,687,365)	—
INTERCOMPANY RECEIVABLE	56,257	(644,851)	588,594	—	—
OTHER ASSETS	2	(2,735)	42,895	—	40,162
TOTAL ASSETS	$1,755,237	$2,435,651	$3,263,555	($4,687,365)	$2,767,078
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	—	$3,381	$16,175	—	$19,556
Accrued taxes	—	227	7,869	—	8,096
Accrued payroll and benefits	—	4,217	2,342	—	6,559
Accrued interest	6,094	1,882	—	—	7,976
Deferred revenue	—	—	15,320	—	15,320
Other current liabilities	—	4,747	21,515	—	26,262
Total current liabilities	6,094	14,454	63,221	—	83,769
LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS	324,079	648,910	—	—	972,989
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	24,637	(684)	—	23,953
LONG-TERM LEASE LIABILITY	—	29,619	58,768	—	88,387
OTHER NON-CURRENT LIABILITIES	—	25,234	57,125	—	82,359
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,425,064	1,692,797	2,994,568	(4,687,365)	1,425,064
Noncontrolling interest	—	—	90,557	—	90,557
TOTAL SHAREHOLDERS’ EQUITY	1,425,064	1,692,797	3,085,125	(4,687,365)	1,515,621
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,755,237	$2,435,651	$3,263,555	($4,687,365)	$2,767,078

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
	Nine Months Ended September 30, 2019
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	($14,637)	$15,495	$163,335	—	$164,193
INVESTING ACTIVITIES
Capital expenditures	—	(619)	(44,652)	—	(45,271)
Real estate development investments	—	—	(3,349)	—	(3,349)
Purchase of timberlands	—	—	(81,913)	—	(81,913)
Investment in subsidiaries	—	(3,945)	—	3,945	—
Other	—	(7,304)	5,085	—	(2,219)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	(11,868)	(124,829)	3,945	(132,752)
FINANCING ACTIVITIES
Dividends paid	(104,667)	(25,983)	24,525	—	(106,125)
Proceeds from the issuance of common shares under incentive stock plan	831	—	—	—	831
Repurchase of common shares	(4,249)	—	—	—	(4,249)
Repurchase of common shares made under repurchase program	—	(8,430)	—	—	(8,430)
Proceeds from shareholder distribution hedge	—	—	135	—	135
Distribution to minority shareholder	—	—	(7,315)	—	(7,315)
Intercompany distributions	128,542	(41,065)	(83,532)	(3,945)	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	20,457	(75,478)	(66,187)	(3,945)	(125,153)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(2,808)	—	(2,808)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	5,820	(71,851)	(30,489)	—	(96,520)
Balance, beginning of year	361	104,777	51,316	—	156,454
Balance, end of period	$6,181	$32,926	$20,827	—	$59,934

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
	Nine Months Ended September 30, 2018
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	($16,590)	$165,283	$112,358	—	$261,051
INVESTING ACTIVITIES
Capital expenditures	—	(58)	(44,079)	—	(44,137)
Real estate development investments	—	—	(6,889)	—	(6,889)
Purchase of timberlands	—	—	(38,978)	—	(38,978)
Investment in subsidiaries	—	40,554	—	(40,554)	—
Other	—	—	2,132	—	2,132
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	40,496	(87,814)	(40,554)	(87,872)
FINANCING ACTIVITIES (a)
Issuance of debt	—	—	1,014	—	1,014
Repayment of debt	—	(50,000)	(4,416)	—	(54,416)
Dividends paid	(101,839)	—	—	—	(101,839)
Proceeds from the issuance of common shares under incentive stock plan	8,216	—	—	—	8,216
Repurchase of common shares	(2,980)	—	—	—	(2,980)
Proceeds from shareholder distribution hedge	—	—	610	—	610
Distribution to minority shareholder	—	—	(3,122)	—	(3,122)
Issuance of intercompany notes	(9,000)	—	9,000	—	—
Intercompany distributions	79,874	(88,074)	(32,354)	40,554	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(25,729)	(138,074)	(29,268)	40,554	(152,517)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(1,341)	—	(1,341)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	(42,319)	67,705	(6,065)	—	19,321
Balance, beginning of year	48,564	25,042	98,750	—	172,356
Balance, end of period	$6,245	$92,747	$92,685	—	$191,677

(a) Non-cash financing activity: In August 2018, Rayonier Inc. waived $308.7 million and $67.2 million of intercompany loans and accrued interest, respectively, due from non-guarantors.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
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

OUR COMPANY
We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive softwood timber growing regions in the United States and New Zealand. We invest in timberlands and actively manage them to provide current income and attractive long-term returns to our shareholders. Our revenues, operating income and cash flows are primarily derived from the following core business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate and Trading. As of September 30, 2019, we owned or leased under long-term agreements approximately 2.6 million acres of timberlands located in the U.S. South (1.8 million acres), U.S. Pacific Northwest (379,000 acres) and New Zealand (414,000 gross acres or 295,000 net plantable acres). Our New Zealand operations are conducted by Matariki Forestry Group, a joint venture (the “New Zealand subsidiary”), in which we maintain a 77% ownership interest.
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

DISCUSSION OF TIMBER INVENTORY AND SUSTAINABLE YIELD
See Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield in the 2018 Form 10-K.
OUR TIMBERLANDS
Our timber operations are disaggregated into three geographically distinct segments: Southern Timber, Pacific Northwest Timber and New Zealand Timber. The following table provides a breakdown of our timberland holdings as of September 30, 2019 and December 31, 2018:

(acres in 000s)	As of September 30, 2019			As of December 31, 2018
	Owned	Leased	Total	Owned	Leased	Total
Southern
Alabama	228	14	242	229	14	243
Arkansas	—	9	9	—	9	9
Florida	308	73	381	290	73	363
Georgia	631	79	710	622	81	703
Louisiana	128	—	128	129	—	129
Mississippi	67	—	67	67	—	67
Oklahoma	92	—	92	92	—	92
South Carolina	18	—	18	18	—	18
Texas	178	—	178	182	—	182
	1,650	175	1,825	1,629	177	1,806

Pacific Northwest
Oregon	61	—	61	61	—	61
Washington	317	1	318	316	1	317
	378	1	379	377	1	378

New Zealand (a)	185	229	414	178	230	408
Total	2,213	405	2,618	2,184	408	2,592

(a)
Represents legal acres owned and leased by the New Zealand subsidiary, in which Rayonier owns a 77% interest. As of September 30, 2019, legal acres in New Zealand consisted of 295,000 plantable acres and 119,000 non-productive acres.

The following tables detail activity for owned and leased acres in our timberland holdings by state from December 31, 2018 to September 30, 2019:

(acres in 000s)	Acres Owned
	December 31, 2018	Acquisitions	Sales	Other	September 30, 2019
Southern
Alabama	229	—	(1)	—	228
Florida	290	19	(1)	—	308
Georgia	622	10	(1)	—	631
Louisiana	129	—	(1)	—	128
Mississippi	67	—	—	—	67
Oklahoma	92	—	—	—	92
South Carolina	18	—	—	—	18
Texas	182	—	(4)	—	178
	1,629	29	(8)	—	1,650

Pacific Northwest
Oregon	61	—	—	—	61
Washington	316	2	(1)	—	317
	377	2	(1)	—	378

New Zealand (a)	178	7	—	—	185
Total	2,184	38	(9)	—	2,213

(a)	Represents legal acres owned by the New Zealand subsidiary, in which Rayonier has a 77% interest.

(acres in 000s)	Acres Leased
	December 31, 2018	New Leases	Sold/Expired Leases (a)	Other	September 30, 2019
Southern
Alabama	14	—	—	—	14
Arkansas	9	—	—	—	9
Florida	73	—	—	—	73
Georgia	81	—	(2)	—	79
	177	—	(2)	—	175

Pacific Northwest
Washington	1	—	—	—	1

New Zealand (b)	230	2	(3)	—	229
Total	408	2	(5)	—	405

(a)	Includes acres previously under lease that have been harvested and activity for the relinquishment of leased acres.

(b)	Represents legal acres leased by the New Zealand subsidiary, in which Rayonier has a 77% interest.

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS
The following table provides key financial information by segment and on a consolidated basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
Financial Information (in millions)	2019	2018	2019	2018
Sales
Southern Timber	$41.3	$39.7	$148.3	$131.3
Pacific Northwest Timber	18.8	27.8	57.9	91.4
New Zealand Timber	62.0	66.3	181.3	188.9
Real Estate
Improved Development	4.5	1.4	5.0	3.8
Unimproved Development	—	1.2	15.4	8.6
Rural	3.8	4.5	23.3	11.0
Non-Strategic / Timberlands	0.4	29.2	8.5	98.7
Other (a)	0.5	—	0.5	—
Total Real Estate	9.2	36.2	52.7	122.1
Trading	25.2	31.0	92.7	116.4
Intersegment Eliminations	(0.1)	—	(0.1)	—
Total Sales	$156.4	$200.9	$532.8	$650.0

Operating Income (Loss)
Southern Timber	$9.5	$9.2	$45.8	$37.1
Pacific Northwest Timber	(3.6)	1.9	(11.1)	12.2
New Zealand Timber	10.1	16.4	38.6	50.1
Real Estate	0.4	24.7	25.9	71.6
Trading	—	0.3	0.3	0.7
Corporate and Other	(5.4)	(6.2)	(18.6)	(16.6)
Operating Income	11.0	46.4	80.9	155.1
Interest expense, interest income and other	(7.2)	(7.4)	(20.5)	(20.0)
Income tax expense	(2.3)	(8.4)	(10.2)	(22.4)
Net Income	1.5	30.6	50.2	112.7
Less: Net income attributable to noncontrolling interest	(1.9)	(7.2)	(7.1)	(12.5)
Net (Loss) Income Attributable to Rayonier Inc.	($0.4)	$23.4	$43.1	$100.2

Adjusted EBITDA (b)
Southern Timber	$22.5	$22.9	$91.4	$81.7
Pacific Northwest Timber	2.7	9.7	8.0	38.9
New Zealand Timber	17.7	24.0	59.7	71.4
Real Estate	5.4	32.3	41.1	111.0
Trading	—	0.3	0.3	0.7
Corporate and Other	(5.1)	(5.9)	(17.7)	(15.8)
Total Adjusted EBITDA	$43.2	$83.3	$182.8	$287.9

(a)	Includes marketing fees and deferred revenue adjustments related to Improved Development sales.

(b)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended September 30,		Nine Months Ended September 30,
Southern Timber Overview	2019	2018	2019	2018
Sales Volume (in thousands of tons)
Pine Pulpwood	829	828	2,705	2,676
Pine Sawtimber	369	427	1,575	1,510
Total Pine Volume	1,198	1,255	4,280	4,186
Hardwood	82	75	209	202
Total Volume	1,280	1,330	4,490	4,388

Percentage Delivered Sales	37%	34%	34%	29%
Percentage Stumpage Sales	63%	66%	66%	71%

Net Stumpage Pricing (dollars per ton)
Pine Pulpwood	$15.53	$16.74	$17.01	$16.64
Pine Sawtimber	23.16	25.55	25.43	26.06
Weighted Average Pine	$17.88	$19.74	$20.10	$20.04
Hardwood	20.47	13.34	17.26	12.20
Weighted Average Total	$18.05	$19.36	$19.97	$19.67

Summary Financial Data (in millions of dollars)
Timber Sales	$33.0	$34.8	$121.0	$110.2
Less: Cut, Haul & Freight	(9.9)	(9.1)	(31.4)	(23.9)
Net Stumpage Sales	$23.1	$25.7	$89.7	$86.3

Non-Timber Sales	8.3	4.9	27.3	21.1
Total Sales	$41.3	$39.7	$148.3	$131.3

Operating Income	$9.5	$9.2	$45.8	$37.1
(+) Depreciation, depletion and amortization	13.0	13.7	45.6	44.6
Adjusted EBITDA (a)	$22.5	$22.9	$91.4	$81.7

Other Data
Period-End Acres (in thousands)	1,825	1,812	1,825	1,812

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended September 30,		Nine Months Ended September 30,
Pacific Northwest Timber Overview	2019	2018	2019	2018
Sales Volume (in thousands of tons)
Pulpwood	56	73	172	242
Sawtimber	205	237	622	822
Total Volume	261	310	794	1,063

Sales Volume (converted to MBF)
Pulpwood	5,277	6,878	16,286	22,907
Sawtimber	28,039	32,194	83,587	108,418
Total Volume	33,316	39,072	99,873	131,325

Percentage Delivered Sales	100%	90%	100%	83%
Percentage Sawtimber Sales	79%	77%	79%	77%

Delivered Log Pricing (in dollars per ton)
Pulpwood	$37.87	$48.93	$41.89	$47.94
Sawtimber	78.26	102.74	78.36	100.46
Weighted Average Log Price	$69.64	$89.37	$70.47	$87.34

Summary Financial Data (in millions of dollars)
Timber Sales	$18.2	$27.1	$55.9	$88.8
Less: Cut and Haul	(10.6)	(11.5)	(33.0)	(34.5)
Net Stumpage Sales	$7.6	$15.6	$22.9	$54.3

Non-Timber Sales	0.6	0.8	1.9	2.6
Total Sales	$18.8	$27.8	$57.9	$91.4

Operating Income (Loss)	($3.6)	$1.9	($11.1)	$12.2
(+) Depreciation, depletion and amortization	6.3	7.8	19.2	26.7
Adjusted EBITDA (a)	$2.7	$9.7	$8.0	$38.9

Other Data
Period-End Acres (in thousands)	379	378	379	378
Sawtimber (in dollars per MBF)	$575	$741	$591	$759
Estimated Percentage of Export Volume	18%	23%	20%	24%

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended September 30,		Nine Months Ended September 30,
New Zealand Timber Overview	2019	2018	2019	2018
Sales Volume (in thousands of tons)
Domestic Pulpwood (Delivered)	132	136	369	390
Domestic Sawtimber (Delivered)	235	243	634	663
Export Pulpwood (Delivered)	34	21	111	60
Export Sawtimber (Delivered)	354	323	927	907
Total Volume	754	724	2,042	2,020

Delivered Log Pricing (in dollars per ton)
Domestic Pulpwood	$38.47	$37.54	$38.91	$37.36
Domestic Sawtimber	75.29	80.74	80.17	84.43
Export Sawtimber	95.51	114.54	106.81	117.74
Weighted Average Log Price	$78.68	$88.35	$85.68	$90.84

Summary Financial Data (in millions of dollars)
Timber Sales	$59.3	$63.9	$175.0	$183.5
Less: Cut and Haul	(23.2)	(22.2)	(66.3)	(65.1)
Less: Port and Freight Costs	(13.6)	(13.7)	(35.9)	(36.7)
Net Stumpage Sales	$22.6	$28.1	$72.8	$81.7

Non-Timber Sales / Carbon Credits	2.7	2.3	6.3	5.3
Total Sales	$62.0	$66.3	$181.3	$188.9

Operating Income	$10.1	$16.4	$38.6	$50.1
(+) Depreciation, depletion and amortization	7.6	7.5	21.1	21.3
Adjusted EBITDA (a)	$17.7	$24.0	$59.7	$71.4

Other Data
New Zealand Dollar to U.S. Dollar Exchange Rate (b)	0.6554	0.6755	0.6676	0.7032
Net Plantable Period-End Acres (in thousands)	295	290	295	290
Export Sawtimber (in dollars per JAS m3)	$111.05	$133.18	$124.19	$136.90
Domestic Sawtimber (in $NZD per tonne)	$126.36	$131.48	$132.10	$132.39

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

(b)	Represents the period average rate.

	Three Months Ended September 30,		Nine Months Ended September 30,
Real Estate Overview	2019	2018	2019	2018
Sales (in millions of dollars)
Improved Development	$4.5	$1.3	$5.0	$3.8
Unimproved Development	—	1.2	15.4	8.6
Rural	3.8	4.5	23.3	11.0
Non-Strategic / Timberlands - U.S.	0.4	1.0	8.5	70.6
Non-Strategic / Timberlands - N.Z.	—	28.1	—	28.1
Other (a)	0.5	—	0.5	—
Total Sales	$9.2	$36.2	$52.7	$122.1

Acres Sold
Improved Development	21.7	5.2	23.7	13.3
Unimproved Development	—	126	791	751
Rural	1,121	1,420	6,176	2,906
Non-Strategic / Timberlands - U.S.	202	789	3,298	22,700
Non-Strategic / Timberlands - N.Z. (b)	—	4,996	—	4,996
Total Acres Sold	1,345	7,336	10,289	31,366

Gross Price per Acre (dollars per acre)
Improved Development	$207,325	$260,721	$211,166	$284,225
Unimproved Development	—	9,325	19,507	11,486
Rural	3,425	3,161	3,773	3,775
Non-Strategic / Timberlands	2,117	1,309	2,573	3,109
Non-Strategic / Timberlands - N.Z.	—	5,628	—	5,628
Weighted Average (Total)	$6,513	$4,929	$5,076	$3,892
Weighted Average (Adjusted) (c)	$3,225	$4,749	$4,600	$3,772

Operating Income	$0.4	$24.7	$25.9	$71.6
(+) Depreciation, depletion and amortization - U.S.	0.7	1.0	5.2	17.8
(+) Depreciation, depletion and amortization - N.Z.	—	4.5	—	4.5
(+) Non-cash cost of land and improved development - U.S.	4.3	2.1	10.0	17.1
Adjusted EBITDA (d)	$5.4	$32.3	$41.1	$111.0

(a)	Includes marketing fees and deferred revenue adjustments related to Improved Development sales.

(b)	New Zealand Non-Strategic / Timberlands represents productive acres.

(c)	Excludes Improved Development.

(d)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended September 30,		Nine Months Ended September 30,
Capital Expenditures By Segment (in millions of dollars)	2019	2018	2019	2018
Timber Capital Expenditures
Southern Timber
Reforestation, silviculture and other capital expenditures	$3.8	$7.3	$12.3	$13.7
Property taxes	1.7	1.8	5.3	5.0
Lease payments	0.3	0.5	2.2	2.5
Allocated overhead	1.0	1.0	3.2	3.0
Subtotal Southern Timber	$6.8	$10.5	$22.9	$24.3
Pacific Northwest Timber
Reforestation, silviculture and other capital expenditures	2.1	1.8	5.7	5.3
Property taxes	0.2	0.2	0.6	0.5
Allocated overhead	0.8	0.6	2.3	1.8
Subtotal Pacific Northwest Timber	$3.1	$2.6	$8.7	$7.6
New Zealand Timber
Reforestation, silviculture and other capital expenditures	3.3	3.3	7.2	7.1
Property taxes	0.2	0.1	0.5	0.5
Lease payments	1.1	0.9	3.2	2.4
Allocated overhead	0.6	0.7	2.0	2.1
Subtotal New Zealand Timber	$5.2	$5.0	$12.9	$12.1
Total Timber Segments Capital Expenditures	$15.1	$18.1	$44.5	$43.9
Real Estate	—	0.1	0.2	0.2
Corporate	0.6	—	0.6	—
Total Capital Expenditures	$15.8	$18.2	$45.3	$44.1

Timberland Acquisitions
Southern Timber	$26.4	$2.9	$42.3	$27.3
Pacific Northwest Timber	—	—	3.6	—
New Zealand Timber	29.1	4.9	36.0	11.7
Subtotal Timberland Acquisitions	$55.5	$7.8	$81.9	$39.0

Real Estate Development Investments (a)	$2.4	$2.4	$3.3	$6.9

(a)	The nine months ended September 30, 2019 includes $3.7 million of reimbursements from community development bonds.

The following tables summarize sales, operating income and Adjusted EBITDA variances for September 30, 2019 versus September 30, 2018 (millions of dollars):

Sales	Southern Timber		Pacific Northwest Timber		New Zealand Timber		Real Estate		Trading	Intersegment Eliminations	Total
Three Months Ended September 30, 2018	$39.7		$27.8		$66.3		$36.2		$31.0	—	$200.9
Volume	(1.0)		(2.5)		2.7		(29.5)		(1.4)	—	(31.7)
Price	(1.7)		(5.5)		(6.8)		2.1		(4.4)	—	(16.3)
Non-timber sales	3.4		(0.2)		0.4		—		—	—	3.6
Foreign exchange (a)	—		—		(0.8)		—		—	—	(0.8)
Other	0.9	(b)	(0.8)	(b)	0.2	(c)	0.4	(d)	—	(0.1)	0.7
Three Months Ended September 30, 2019	$41.3		$18.8		$62.0		$9.2		$25.2	($0.1)	$156.4

(a)    Net of currency hedging impact.
(b)    Includes variance due to stumpage versus delivered sales.
(c)    Includes variance due to domestic versus export sales.
(d)    Includes $0.4 million of deferred revenue adjustments in the three months ended September 30, 2019.

Sales	Southern Timber		Pacific Northwest Timber		New Zealand Timber		Real Estate		Trading	Intersegment Eliminations	Total
Nine Months Ended September 30, 2018	$131.3		$91.4		$188.9		$122.1		$116.4	—	$650.0
Volume	2.0		(13.8)		2.0		(82.0)		(16.2)	—	(108.0)
Price	1.3		(17.7)		(10.3)		12.2		(7.6)	—	(22.1)
Non-timber sales	6.2		(0.7)		1.2		—		0.1	—	6.8
Foreign exchange (a)	—		—		(3.8)		—		—	—	(3.8)
Other	7.5	(b)	(1.3)	(b)	3.3	(c)	0.4	(d)	—	(0.1)	9.9
Nine Months Ended September 30, 2019	$148.3		$57.9		$181.3		$52.7		$92.7	($0.1)	$532.8

(a)    Net of currency hedging impact.
(b)    Includes variance due to stumpage versus delivered sales.
(c)    Includes variance due to domestic versus export sales.
(d)    Includes $0.4 million of deferred revenue adjustments in the nine months ended September 30, 2019.

Operating Income	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
Three Months Ended September 30, 2018	$9.2	$1.9	$16.4	$24.7	$0.3	($6.2)	$46.4
Volume	(0.4)	(0.9)	0.9	(23.1)	—	—	(23.5)
Price	(1.7)	(5.5)	(6.8)	2.1	—	—	(11.9)
Cost	(1.1)	0.8	(0.8)	(0.5)	(0.3)	0.8	(1.1)
Non-timber income	3.4	(0.2)	0.4	—	—	—	3.6
Foreign exchange (a)	—	—	—	—	—	—	—
Depreciation, depletion & amortization	0.1	0.3	—	0.4	—	—	0.8
Non-cash cost of land and improved development	—	—	—	(3.6)	—	—	(3.6)
Other (b)	—	—	—	0.4	—	—	0.4
Three Months Ended September 30, 2019	$9.5	($3.6)	$10.1	$0.4	—	($5.4)	$11.0

(a)	Net of currency hedging impact.
(b)    Includes $0.4 million of deferred revenue adjustments in the three months ended September 30, 2019.

Operating Income	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
Nine Months Ended September 30, 2018	$37.1	$12.2	$50.1	$71.6	$0.7	($16.6)	$155.1
Volume	1.0	(5.3)	0.7	(55.1)	—	—	(58.7)
Price	1.3	(17.7)	(10.3)	12.2	—	—	(14.5)
Cost	0.1	(0.4)	(0.8)	(1.4)	(0.4)	(0.3)	(3.2)
Non-timber income	6.3	(0.7)	0.9	—	—	—	6.5
Foreign exchange (a)	—	—	(1.3)	—	—	—	(1.3)
Depreciation, depletion & amortization	—	0.8	(0.7)	2.3	—	—	2.4
Non-cash cost of land and improved development	—	—	—	(4.1)	—	—	(4.1)
Other (b)	—	—	—	0.4	—	(1.7)	(1.3)
Nine Months Ended September 30, 2019	$45.8	($11.1)	$38.6	$25.9	$0.3	($18.6)	$80.9

(a)	Net of currency hedging impact.

(b)
Real Estate includes $0.4 million of deferred revenue adjustments in the nine months ended September 30, 2019. Corporate and Other includes legal expenses of $1.1 million and the sale of unused Internet Protocol addresses of $0.6 million in the prior year period.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
Three Months Ended September 30, 2018	$22.9	$9.7	$24.0	$32.3	$0.3	($5.9)	$83.3
Volume	(1.0)	(2.1)	1.2	(28.9)	—	—	(30.8)
Price	(1.7)	(5.5)	(6.8)	2.1	—	—	(11.9)
Cost	(1.1)	0.8	(0.8)	(0.5)	(0.3)	0.8	(1.1)
Non-timber income	3.4	(0.2)	0.4	—	—	—	3.6
Foreign exchange (b)	—	—	(0.3)	—	—	—	(0.3)
Other (c)	—	—	—	0.4	—	—	0.4
Three Months Ended September 30, 2019	$22.5	$2.7	$17.7	$5.4	—	($5.1)	$43.2

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators below.

(b)	Net of currency hedging impact.

(c)	Includes $0.4 million of deferred revenue adjustments in the three months ended September 30, 2019.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
Nine Months Ended September 30, 2018	$81.7	$38.9	$71.4	$111.0	$0.7	($15.8)	$287.9
Volume	2.0	(12.1)	0.9	(81.1)	—	—	(90.3)
Price	1.3	(17.7)	(10.3)	12.2	—	—	(14.5)
Cost	0.1	(0.4)	(0.8)	(1.4)	(0.4)	(0.2)	(3.1)
Non-timber income	6.3	(0.7)	0.9	—	—	—	6.5
Foreign exchange (b)	—	—	(2.4)	—	—	—	(2.4)
Other (c)	—	—	—	0.4	—	(1.7)	(1.3)
Nine Months Ended September 30, 2019	$91.4	$8.0	$59.7	$41.1	$0.3	($17.7)	$182.8

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators below.

(b)	Net of currency hedging impact.

(c)
Real Estate includes $0.4 million of deferred revenue adjustments in the nine months ended September 30, 2019. Corporate and Other includes legal expenses of $1.1 million and the sale of unused Internet Protocol addresses of $0.6 million in the prior year period.

SOUTHERN TIMBER
Third quarter sales of $41.3 million (which included non-timber sales of $8.3 million) increased $1.6 million, or 4%, versus the prior year period primarily due to higher pipeline easement revenue. Harvest volumes decreased 4% to 1.28 million tons versus 1.33 million tons in the prior year period, largely driven by weaker sawtimber demand, particularly in log export markets. Average pine sawtimber stumpage prices decreased 9% to $23.16 per ton versus $25.55 per ton in the prior year period, driven in part by an oversupply in the domestic market from sawtimber initially targeted for export. Average pine pulpwood stumpage prices decreased 7% to $15.53 per ton versus $16.74 per ton in the prior year period, due to increased supply resulting from dry weather conditions during the quarter as well as geographic mix, as an increased proportion of volume was harvested from lower-priced regions. Overall, weighted-average stumpage prices (including hardwood) decreased 7% to $18.05 per ton versus $19.36 per ton in the prior year period. Operating income of $9.5 million increased $0.3 million versus the prior year period as higher non-timber income ($3.4 million) and lower depletion rates ($0.1 million) were largely offset by lower volumes ($0.4 million), lower net stumpage prices ($1.7 million) and higher lease and other expenses ($1.1 million). Third quarter Adjusted EBITDA of $22.5 million was $0.4 million below the prior year period.
Year-to-date sales of $148.3 million increased $17.0 million, or 13%, versus the prior year period. Harvest volumes increased 2% to 4.49 million tons versus 4.39 million tons in the prior year period, primarily due to elevated volumes in the first quarter as a result of constrained supply caused by wet ground conditions. Average pine sawtimber stumpage prices decreased 2% to $25.43 per ton versus $26.06 per ton in the prior year period due to weaker end markets, particularly in the third quarter. Average pine pulpwood stumpage prices increased 2% to $17.01 per ton versus $16.64 per ton in the prior year period, driven primarily by strong pricing on sales committed during the first quarter’s wet weather. Overall, weighted average stumpage prices (including hardwood) increased 2% to $19.97 per ton versus $19.67 per ton in the prior year period. Operating income of $45.8 million increased $8.7 million versus the prior year period as a result of higher non-timber income ($6.3 million), higher net stumpage prices ($1.3 million), higher volumes ($1.0 million) and lower overhead and other expenses ($0.1 million). Year-to-date Adjusted EBITDA of $91.4 million was $9.7 million above the prior year period.
PACIFIC NORTHWEST TIMBER
Third quarter sales of $18.8 million decreased $9.0 million, or 33%, versus the prior year period. Harvest volumes decreased 16% to 261,000 tons versus 310,000 tons in the prior year period, as we deferred harvest in response to soft market conditions. Average delivered sawtimber prices decreased 24% to $78.26 per ton versus $102.74 per ton in the prior year period, while average delivered pulpwood prices decreased 23% to $37.87 per ton versus $48.93 per ton in the prior year period. The decrease in delivered sawtimber prices was driven by weak export market conditions due to the ongoing U.S.-China trade dispute as well as competition from lower-priced European salvage timber. The decrease in delivered pulpwood prices was driven primarily by excess supply in the market. Operating loss of $3.6 million versus operating income of $1.9 million in the prior year period was due primarily to lower net stumpage prices ($5.5 million), lower volumes ($0.9 million) and lower non-timber income ($0.2 million), partially offset by lower road maintenance and other costs ($0.8 million) and lower depletion rates ($0.3 million). Third quarter Adjusted EBITDA of $2.7 million was $7.0 million below the prior year period.
Year-to-date sales of $57.9 million decreased $33.5 million, or 37%, versus the prior year period. Harvest volumes decreased 25% to 794,000 tons, versus 1,063,000 tons in the prior year period, as we deferred harvest in response to challenging export and domestic market conditions. Average delivered sawtimber prices decreased 22% to $78.36 per ton from $100.46 per ton in the prior year period, and average delivered pulpwood prices decreased 13% to $41.89 per ton from $47.94 per ton in the prior year period. The decrease in delivered sawtimber prices was driven by uncertainty in the export market resulting from the ongoing trade dispute between the U.S. and China as well as weaker U.S. lumber markets. The decrease in delivered pulpwood prices was driven primarily by the elimination of export options for pulp and small diameter sawlogs. Operating loss of $11.1 million versus operating income of $12.2 million in the prior year period was primarily due to lower net stumpage prices ($17.7 million), lower volumes ($5.3 million), lower non-timber income ($0.7 million) and higher overhead and other costs ($0.4 million), partially offset by lower depletion rates ($0.8 million). Year-to-date Adjusted EBITDA of $8.0 million was $30.9 million below the prior year period.

NEW ZEALAND TIMBER
Third quarter sales of $62.0 million decreased $4.3 million, or 6%, versus the prior year period. Harvest volumes increased 4% to 754,000 tons versus 724,000 tons in the prior year period. Average delivered prices for export sawtimber decreased 17% to $95.51 per ton versus $114.54 per ton in the prior year period, while average delivered prices for domestic sawtimber decreased 7% to $75.29 per ton versus $80.74 per ton in the prior year period. The decrease in export sawtimber prices was primarily due to increased competition from lower-cost log and lumber imports into China as well as a general slowdown in the Chinese economy. The decrease in domestic sawtimber prices (in U.S. dollar terms) was driven in part by the fall in the NZ$/US$ exchange rate (US$0.66 per NZ$1.00 versus US$0.68 per NZ$1.00). Excluding the impact of foreign exchange rates, domestic sawtimber prices decreased 4% versus the prior year period, following the negative trend in the export market. Operating income of $10.1 million decreased $6.3 million versus the prior year period as a result of lower net stumpage prices ($6.8 million) and higher roading costs ($0.8 million), partially offset by higher volumes ($0.9 million) and higher non-timber income ($0.4 million). Third quarter Adjusted EBITDA of $17.7 million was $6.3 million below the prior year period.
Year-to-date sales of $181.3 million decreased $7.6 million, or 4%, versus the prior year. Harvest volumes were flat at 2.04 million tons versus 2.02 million tons in the prior year. Average delivered prices for export sawtimber decreased 9% to $106.81 per ton versus $117.74 per ton in the prior year, while average delivered prices for domestic sawtimber decreased 5% to $80.17 per ton versus $84.43 per ton in the prior year. The decrease in export sawtimber prices was primarily due to increased competition from lower-cost lumber imports into China and higher log inventories at China ports. The decrease in the domestic sawtimber prices (in US dollar terms) was driven primarily by the fall in the NZ$/US$ exchange rate (US$0.67 per NZ$1.00 versus US$0.70 per NZ$1.00). Excluding the impact of foreign exchange rates, domestic sawtimber prices remained flat versus the prior year period. Operating income of $38.6 million decreased $11.5 million versus the prior year period as a result of lower net stumpage prices ($10.3 million), unfavorable foreign exchange rate ($1.3 million), higher roading costs ($0.8 million) and higher depletion rates ($0.7 million), partially offset by higher non-timber revenue ($0.9 million) and higher volumes ($0.7 million). Year-to-date Adjusted EBITDA of $59.7 million was $11.7 million below the prior year period.
REAL ESTATE
Third quarter sales of $9.2 million decreased $27.0 million versus the prior year period, while operating income of $0.4 million decreased $24.3 million versus the prior year period due to a lower number of acres sold (1,345 acres sold versus 7,336 acres sold in the prior year period), partially offset by a significant increase in weighted-average prices ($6,513 per acre versus $4,929 per acre in the prior year period).
Improved Development sales of $4.5 million in the Wildlight development project consisted of 21.7 acres of commercial property ($207,000 per acre).This compares to prior year period sales of $1.3 million, which consisted of 2.2 acres of commercial property for $0.5 million ($225,000 per acre) and 20 residential lots for $0.8 million ($42,000 per lot or $288,000 per acre).
There were no Unimproved Development sales in the third quarter. This compares to prior year period sales of $1.2 million, which consisted of 126 acres at an average price of $9,325 per acre.
Rural sales of $3.8 million consisted of 1,121 acres at an average price of $3,425 per acre. This compares to prior year period sales of $4.5 million, which consisted of 1,420 acres at an average price of $3,161 per acre.
Non-strategic / Timberland sales of $0.4 million consisted of 202 acres at an average price of $2,117 per acre. This compares to prior year period sales of $29.2 million, which consisted of 5,785 acres at an average price of $5,039 per acre, including a $28.1 million timberland sale in New Zealand consisting of 4,996 productive acres at an average price of $5,628 per acre. Third quarter Adjusted EBITDA of $5.4 million was $26.9 million below the prior year period.
Year-to-date sales of $52.7 million decreased $69.4 million versus the prior year period, while operating income of $25.9 million decreased $45.7 million versus the prior year period. Sales and operating income decreased in the first nine months due primarily to a lower number of acres sold (10,289 acres sold versus 31,366 acres sold in the prior year period), partially offset by higher weighted-average prices ($5,076 per acre versus $3,892 per acre). Year-to-date Adjusted EBITDA of $41.1 million decreased $69.9 million versus the prior year.

TRADING
Third quarter sales of $25.2 million decreased $5.8 million versus the prior year period primarily due to lower volumes and prices. Sales volumes decreased 5% to 270,000 tons versus 283,000 tons in the prior year period. The Trading segment generated breakeven results versus operating income of $0.3 million in the prior year period, due to lower trading margins resulting from lower volumes and prices.
Year-to-date sales of $92.7 million decreased $23.7 million versus the prior year period primarily due to lower volumes. Sales volumes decreased 14% to 876,000 tons versus 1,018,000 tons in the the prior year period. Operating income and Adjusted EBITDA of $0.3 million decreased $0.4 million versus the prior year period.
OTHER ITEMS
CORPORATE AND OTHER EXPENSE / ELIMINATIONS
Third quarter corporate and other operating expenses of $5.4 million decreased $0.8 million versus the prior year period, primarily due to variances in overhead costs allocated to operating segments ($0.3 million), lower legal expenses ($0.3 million) and lower compensation and benefit expenses ($0.2 million).
Year-to-date corporate and other operating expenses of $18.6 million increased $1.9 million versus the prior year period due to elevated legal expenses ($1.3 million) and the prior year income from the sale of unused Internet Protocol addresses ($0.6 million).
INTEREST EXPENSE
Third quarter interest expense of $8.0 million increased $0.1 million versus the prior year period.
Year-to-date interest expense of $23.6 million decreased $0.4 million versus the prior year period due to lower average outstanding debt versus the prior year period.
INTEREST AND MISCELLANEOUS INCOME, NET
Third quarter and year-to-date non-operating income of $0.8 million and $3.2 million, respectively, includes interest income and favorable mark-to-market adjustments on carbon options.
INCOME TAX EXPENSE
Third quarter and year-to-date income tax expense of $2.3 million and $10.2 million decreased $6.1 million and $12.2 million, respectively, versus the prior year period as a result of lower taxable income. The New Zealand subsidiary is the primary driver of income tax expense.

OUTLOOK
Based on challenging export and domestic market conditions across our timber segments, we expect to achieve full-year Adjusted EBITDA toward the lower end of our prior guidance. In our Southern Timber segment, we now expect full-year harvest volumes of 6.0 to 6.1 million tons as we have pulled back harvest volumes in certain markets impacted by the decline in sawtimber demand, although we anticipate continued solid pulpwood demand in our key market areas. In our Pacific Northwest Timber segment, we are on track to achieve full-year harvest volumes of approximately 1.2 million tons as we anticipate a modest improvement in domestic demand and pricing. In our New Zealand Timber segment, full-year harvest volumes are expected to remain between 2.7 and 2.8 million tons. Pricing in New Zealand has improved modestly from mid-year lows, but still remains well below average pricing in the first half of the year. In our Real Estate segment, following a relatively light third quarter, we expect a strong fourth quarter contribution based on a number of transactions that are either under contract or in active negotiation.

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
SUMMARY OF LIQUIDITY AND FINANCING COMMITMENTS

	September 30,	December 31,
(millions of dollars)	2019	2018
Cash and cash equivalents	$56.9	$148.4
Total debt (a)	975.0	975.0
Shareholders’ equity	1,515.6	1,654.6
Total capitalization (total debt plus equity)	2,490.6	2,629.6
Debt to capital ratio	39%	37%
Net debt to enterprise value (b)(c)	20%	19%

(a)	Total debt as of September 30, 2019 and December 31, 2018 is presented gross of deferred financing costs of $2.0 million and $2.4 million, respectively.

(b)	Net debt is calculated as total debt less cash and cash equivalents.

(c)	Enterprise value is calculated as the number of shares outstanding multiplied by the Company’s share price plus net debt as of September 30, 2019 and December 31, 2018.

CASH FLOWS
The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2019 and 2018.

(millions of dollars)	2019	2018
Cash provided by (used for):
Operating activities	$164.2	$261.1
Investing activities	(132.8)	(87.9)
Financing activities	(125.2)	(152.5)
CASH PROVIDED BY OPERATING ACTIVITIES
Cash provided by operating activities decreased $96.9 million primarily due to lower operating results.
CASH USED FOR INVESTING ACTIVITIES
Cash used for investing activities increased $44.9 million versus the prior year period primarily due to an increase in timberland acquisitions ($42.9 million), higher capital expenditures ($1.1 million) and other investing activities ($4.4 million), partially offset by lower real estate development investments ($3.5 million).
CASH USED FOR FINANCING ACTIVITIES
Cash used for financing activities decreased $27.3 million from the prior year period primarily due to a decrease in net debt repayments ($53.4 million), partially offset by a decreases in equity issuances ($7.4 million) and shareholder distribution hedge proceeds ($0.5 million) and increases in dividends paid ($4.3 million), shares repurchased ($9.7 million) and minority shareholder distributions ($4.2 million).
EXPECTED 2019 EXPENDITURES
Capital expenditures in 2019 are expected to be between $65 million and $67 million, excluding any strategic timberland acquisitions we may make. Capital expenditures are expected to primarily consist of seedling planting, fertilization and other silvicultural activities, property taxes, lease payments, allocated overhead and other capitalized costs. Aside from capital expenditures, we may also acquire timberland as we actively evaluate acquisition opportunities.

Real estate development investments in 2019 are expected to be between $7 million and $9 million, net of reimbursements from community development bonds. Expected real estate development investments are primarily related to Wildlight, our mixed-use community development project located north of Jacksonville, Florida at the interchange of I-95 and State Road A1A.
Our 2019 dividend payments are expected to be approximately $139 million assuming no change in the quarterly dividend rate of $0.27 per share or material changes in the number of shares outstanding.
Future share repurchases, if any, will depend on the Company’s liquidity and cash flow, as well as general market conditions and other considerations including capital allocation priorities.
We have paid $0.9 million of the approximately $1.3 million in current year mandatory pension contribution requirements. Additionally, the Company has paid $5.0 million in discretionary pension contributions during 2019.
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
We reconcile Adjusted EBITDA to Net Income for the consolidated Company and to Operating Income (Loss) for the segments, as those are the most comparable GAAP measures for each. The following table provides a reconciliation of Net Income to Adjusted EBITDA for the respective periods (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Income to Adjusted EBITDA Reconciliation
Net income	$1.5	$30.6	$50.2	$112.7
Interest, net	7.4	7.2	21.2	22.5
Income tax expense	2.3	8.4	10.2	22.4
Depreciation, depletion and amortization	27.8	34.8	91.9	115.7
Non-cash cost of land and improved development	4.3	2.1	10.0	17.1
Non-operating (income) expense	(0.2)	0.1	(0.8)	(2.6)
Adjusted EBITDA	$43.2	$83.3	$182.8	$287.9

The following tables provide a reconciliation of Operating Income (Loss) by segment to Adjusted EBITDA by segment for the respective periods (in millions of dollars):

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
September 30, 2019
Operating income (loss)	$9.5	($3.6)	$10.1	$0.4	—	($5.4)	$11.0
Depreciation, depletion and amortization	13.0	6.3	7.6	0.7	—	0.3	27.8
Non-cash cost of land and improved development	—	—	—	4.3	—	—	4.3
Adjusted EBITDA	$22.5	$2.7	$17.7	$5.4	—	($5.1)	$43.2

September 30, 2018
Operating income	$9.2	$1.9	$16.4	$24.7	$0.3	($6.2)	$46.4
Depreciation, depletion and amortization	13.7	7.8	7.5	5.5	—	0.3	34.8
Non-cash cost of land and improved development	—	—	—	2.1	—	—	2.1
Adjusted EBITDA	$22.9	$9.7	$24.0	$32.3	$0.3	($5.9)	$83.3

Nine Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
September 30, 2019
Operating income (loss)	$45.8	($11.1)	$38.6	$25.9	$0.3	($18.6)	$80.9
Depreciation, depletion and amortization	45.6	19.2	21.1	5.2	—	0.9	91.9
Non-cash cost of land and improved development	—	—	—	10.0	—	—	10.0
Adjusted EBITDA	$91.4	$8.0	$59.7	$41.1	$0.3	($17.7)	$182.8

September 30, 2018
Operating income	$37.1	$12.2	$50.1	$71.6	$0.7	($16.6)	$155.1
Depreciation, depletion and amortization	44.6	26.7	21.3	22.3	—	0.9	115.7
Non-cash cost of land and improved development	—	—	—	17.1	—	—	17.1
Adjusted EBITDA	$81.7	$38.9	$71.4	$111.0	$0.7	($15.8)	$287.9
The following table provides a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Nine Months Ended September 30,
	2019	2018
Cash provided by operating activities	$164.2	$261.1
Capital expenditures (a)	(45.3)	(44.1)
Working capital and other balance sheet changes	(3.3)	5.0
CAD	115.6	222.0
Mandatory debt repayments	—	—
CAD after mandatory debt repayments	115.6	222.0

Cash used for investing activities	($132.8)	($87.9)
Cash used for financing activities	($125.2)	($152.5)

(a)	Capital expenditures exclude timberland acquisitions.

The following table provides supplemental cash flow data (in millions):

	Nine Months Ended September 30,
	2019	2018
Purchase of timberlands	($81.9)	($39.0)
Real Estate Development Investments (a)	(3.3)	(6.9)
Distributions to New Zealand minority shareholder (b)	(7.3)	(6.5)

(a)	The nine months ended September 30, 2019 includes $3.7 million of reimbursements from community development bonds.

(b)	The nine months ended September 30, 2018 includes $3.4 million of debt repayments on the New Zealand subsidiary noncontrolling interest shareholder loan.
LIQUIDITY FACILITIES
2019 DEBT ACTIVITY
See Note 6 — Debt for additional information.

OFF-BALANCE SHEET ARRANGEMENTS
We utilize off-balance sheet arrangements to provide credit support for certain suppliers and vendors in case of their default on critical obligations, and collateral for outstanding claims under the Company’s previous workers’ compensation self-insurance programs. These arrangements consist of standby letters of credit and surety bonds. As part of our ongoing operations, we also periodically issue guarantees to third parties. Off-balance sheet arrangements are not considered a source of liquidity or capital resources and do not expose us to material risks or material unfavorable financial impacts. See Note 11 — Guarantees for details on the letters of credit, surety bonds and guarantees as of September 30, 2019.

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
The following table aggregates our contractual financial obligations as of September 30, 2019 and anticipated cash spending by period:

Contractual Financial Obligations (in millions)	Total	Payments Due by Period
		Remaining 2019	2020-2021	2022-2023	Thereafter
Long-term debt (a)	$975.0	—	—	$325.0	$650.0
Interest payments on long-term debt (b)	177.9	12.3	74.2	55.9	35.5
Operating leases — timberland (c)	175.0	3.5	15.6	14.4	141.5
Operating leases — PP&E, offices (c)	7.9	0.4	3.1	1.6	2.8
Commitments — derivatives (d)	7.1	0.9	4.3	1.5	0.4
Commitments — other (e)	10.3	4.6	5.5	0.1	0.1
Total contractual cash obligations	$1,353.2	$21.7	$102.7	$398.5	$830.3

(a)
The book value of long-term debt, net of deferred financing costs, is currently recorded at $973.0 million on the Company’s Consolidated Balance Sheet, but upon maturity the liability will be $975.0 million.

(b)	Projected interest payments for variable rate debt were calculated based on outstanding principal amounts and interest rates as of September 30, 2019.

(c)	Excludes anticipated renewal options.

(d)
Commitments — derivatives represents payments expected to be made on derivative financial instruments (foreign exchange contracts and interest rate swaps). See Note 13 — Derivative Financial Instruments and Hedging Activities.

(e)
Commitments — other includes pension contribution requirements based on actuarially determined estimates and IRS minimum funding requirements, payments expected to be made on the Company’s Wildlight development project, payments made on timberland deeds and other purchase obligations.

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
Interest Rate Risk
We are exposed to interest rate risk through our variable rate debt, primarily due to changes in LIBOR. However, we use interest rate swaps to manage our exposure to interest rate movements on our term credit agreements by swapping existing and anticipated future borrowings from floating rates to fixed rates. As of September 30, 2019, we had $650 million of U.S. long-term variable rate debt. The notional amount of outstanding interest rate swap contracts with respect to this debt at September 30, 2019 was also $650 million. The term credit agreement and associated interest rate swaps mature in August 2024 and the incremental term loan agreement and associated interest rate swaps mature in May 2026. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in no corresponding increase/decrease in interest payments and expense over a 12-month period.
The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. The estimated fair value of our long-term fixed rate debt at September 30, 2019 was $332 million compared to the $325 million principal amount. We use interest rates of debt with similar terms and maturities to estimate the fair value of our debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at September 30, 2019 would result in a corresponding decrease/increase in the fair value of our long-term fixed rate debt of approximately $8 million.
We estimate the periodic effective interest rate on our U.S. long-term fixed and variable rate debt to be approximately 3.3% after consideration of interest rate swaps and estimated patronage refunds, excluding unused commitment fees on the revolving credit facility.

The following table summarizes our outstanding debt, interest rate swaps and average interest rates, by year of expected maturity and their fair values at September 30, 2019:

(Dollars in thousands)	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Variable rate debt:
Principal amounts	—	—	—	—	—	$650,000	$650,000	$650,000
Average interest rate (a)(b)	—	—	—	—	—	3.83%	3.83%	—
Fixed rate debt:
Principal amounts	—	—	—	$325,000	—	—	$325,000	$331,500
Average interest rate (b)	—	—	—	3.75%	—	—	3.75%	—
Interest rate swaps:
Notional amount	—	—	—	—	—	$650,000	$650,000	($17,237)
Average pay rate (b)	—	—	—	—	—	1.91%	1.91%	—
Average receive rate (b)	—	—	—	—	—	2.08%	2.08%	—

(a)    Excludes estimated patronage refunds.
(b)    Interest rates as of September 30, 2019.
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
Sales and Expense Exposure
At September 30, 2019, the New Zealand subsidiary had foreign currency exchange contracts with a notional amount of $61 million and foreign currency option contracts with a notional amount of $28 million outstanding related to foreign export sales and ocean freight payments. The amount hedged represents a portion of forecasted U.S. dollar denominated export timber and log trading sales proceeds over the next 18 months and next 3 months, respectively.
The following table summarizes our outstanding foreign currency exchange rate risk contracts at September 30, 2019:

(Dollars in thousands)	0-1 months	1-2 months	2-3 months	3-6 months	6-12 months	12-18 months	Total	Fair Value
Foreign exchange contracts to sell U.S. dollar for New Zealand dollar
Notional amount	$6,500	$7,250	—	$10,000	$31,000	$6,000	$60,750	($3,541)
Average contract rate	1.5949	1.5936	—	1.5908	1.5874	1.5845	1.5892

Foreign currency option contracts to sell U.S. dollar for New Zealand dollar
Notional amount	$2,000	$2,000	$2,000	$6,000	$4,000	$12,000	$28,000	($185)
Average strike price	1.5305	1.5418	1.5402	1.5123	1.5246	1.5823	1.5495

Item 4.	CONTROLS AND PROCEDURES
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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of September 30, 2019.
In the quarter ended September 30, 2019, based upon the evaluation required by Rule 13a-15(d) under the Exchange Act, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The information set forth in Note 10 — Contingencies in the “Notes to Consolidated Financial Statements” under Item 1 of Part I of this report is incorporated herein by reference.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

In February 2016, the Board of Directors approved the repurchase of up to $100 million of Rayonier’s common shares (the “share repurchase program”) to be made at management’s discretion. The program has no time limit and may be suspended or discontinued at any time. There were 320,016 shares repurchased under this program in the third quarter of 2019. Based on the period-end closing stock price of $28.20 at September 30, 2019, there was $90.9 million, or approximately 3,222,716 shares remaining under this program.
The following table provides information regarding our purchases of Rayonier common shares during the quarter ended September 30, 2019:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (c)
July 1 to July 31	202	30.52	—	7,297,169
August 1 to August 31	319,826	26.34	319,815	7,268,654
September 1 to September 30	218	26.52	201	7,100,105
Total	320,246		320,016

(a)
Includes 230 shares of the Company’s common shares purchased in July, August and September from current employees in non-open market transactions. The shares were sold by current employees of the Company in exchange for cash that was used to pay withholding taxes associated with the vesting of share-based awards under the Company’s stock incentive plan. The price per share surrendered is based on the closing price of the Company’s common shares on the respective vesting dates of the awards.

(b)	Purchases made in open-market transactions under the $100 million share repurchase program announced on February 10, 2016.

(c)
Maximum number of shares authorized to be purchased as of September 30, 2019 include 3,877,389 under the 1996 anti-dilutive program and approximately 3,222,716 under the share repurchase program. Maximum number of shares authorized to be purchased at the end of July, August and September are based on month-end closing stock prices of $29.04, $26.80 and $28.20, respectively.

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
101
The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended September 30, 2019 and 2018; (ii) the Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018; (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2019 and 2018; (iv) the Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018; and (v) the Notes to Consolidated Financial Statements
Filed herewith
104	The cover page from the Company’s Quarterly Report on Form 10-Q from the quarter ended September 30, 2019, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER INC.
(Registrant)

By:	/s/ APRIL TICE
April Tice Vice President, Financial Services and Corporate Controller (Duly Authorized Officer, Principal Accounting Officer)
Date: November 1, 2019