Form 10-K
period 2019-12-31
RAYONIER INC
filed 2020-02-24
CIK 52827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Securities registered pursuant to Section 12(b) of the Exchange Act:

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
Yes ☐        No  ☒
The aggregate market value of the Common Shares of the registrant held by non-affiliates at the close of business on June 30, 2019 was $3,904,678,995 based on the closing sale price as reported on the New York Stock Exchange.
As of February 14, 2020, there were outstanding 129,333,462 Common Shares of the registrant.
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the 2020 annual meeting of the shareholders of the registrant scheduled to be held May 14, 2020, are incorporated by reference in Part III hereof.

i

PART I
When we refer to “we,” “us,” “our,” “the Company,” or “Rayonier,” we mean Rayonier Inc. and its consolidated subsidiaries. References herein to “Notes to Financial Statements” or “Note” refer to the Notes to the Consolidated Financial Statements of Rayonier Inc. included in Item 8 of this Report.

NOTE ABOUT FORWARD-LOOKING STATEMENTS
Certain statements in this document regarding anticipated financial outcomes, including Rayonier’s earnings guidance, if any, business and market conditions, outlook, expected dividend rate, business strategies, harvest schedules, timberland acquisitions, timberland sales, the anticipated benefits of Rayonier’s business strategies, and other similar statements relating to future events, developments, or financial or operational performance or results, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate,” “believe,” “intend,” “project,” “anticipate” and other similar language. However, the absence of these or similar words or expressions does not mean that a statement is not forward-looking. While management believes that these forward-looking statements are reasonable when made, forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. The risk factors contained in Item 1A — Risk Factors in this Annual Report on Form 10-K and similar discussions included in other reports that we subsequently file with the SEC, among others, could cause actual results or events to differ materially from the Company’s historical experience and those expressed in forward-looking statements made in this document.
Forward-looking statements are only as of the date they are made, and the Company undertakes no duty to update its forward-looking statements except as required by law. You are advised, however, to review any subsequent disclosures the Company makes on related subjects in its subsequent reports filed with the SEC.

Item 1.	BUSINESS
GENERAL
We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive softwood timber growing regions in the U.S. and New Zealand. The focus of our business is to invest in timberlands and to actively manage them to provide current income and attractive long-term returns to our shareholders. As of December 31, 2019, we owned, leased or managed approximately 2.6 million acres of timberlands located in the U.S. South (1.84 million acres), U.S. Pacific Northwest (379,000 acres) and New Zealand (414,000 gross acres, or 295,000 net plantable acres). In addition, we engage in the trading of logs from New Zealand and Australia to Pacific Rim markets, primarily to support our New Zealand export operations. We have an added focus to maximize the value of our land portfolio by pursuing higher and better use (“HBU”) land sale opportunities.
We originated as the Rainier Pulp & Paper Company founded in Shelton, Washington in 1926. On June 27, 2014, Rayonier completed the tax-free spin-off of its Performance Fibers manufacturing business from its timberland and real estate operations, thereby becoming a “pure-play” timberland REIT.
Under our REIT structure, we are generally not required to pay U.S. federal income taxes on our earnings from timber harvest operations and other REIT-qualifying activities contingent upon meeting applicable distribution, income, asset, shareholder and other tests. As of December 31, 2019 and as of the date of the filing of this Annual Report on Form 10-K, we believe the Company is in compliance with all REIT tests. See Note 10 — Income Taxes for further discussion of REIT and non-REIT qualifying operations.
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

•
Attractive Land Portfolio with HBU Potential. We own approximately 200,000 acres of timberlands located in the vicinity of Interstate 95 primarily north of Daytona Beach, FL and south of Savannah, GA, some of which have the potential to transition to HBU over time as market conditions support increased demand. These properties further provide us with select opportunities to add value to our portfolio through real estate development activities, which we believe will allow us to periodically sell parcels of such land at favorable valuations relative to timberland values through one of our taxable REIT subsidiaries.

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

•
Advantageous Structure and Capitalization. Under our REIT structure, we are generally not required to pay federal income taxes on our earnings from timber harvest operations and other REIT-qualifying activities, which allows us to optimize the value of our portfolio in a tax efficient manner. We also maintain a strong credit profile and have an investment grade debt rating. As of December 31, 2019, our net debt to enterprise value was 19%. We believe that our advantageous REIT structure and conservative capitalization provide us with a competitive cost of capital and significant financial flexibility to pursue growth initiatives.

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

•
Increase the Size and Quality of our Timberland Holdings through Acquisitions. We intend to selectively pursue timberland acquisition opportunities that improve the average productivity of our timberland holdings and support cash flow generation from our annual harvesting activities. We expect there will be an ample supply of attractive timberlands available for sale as a result of anticipated sales from a number of Timberland Investment Management Organizations (“TIMOs”). Our acquisition strategy employs a disciplined approach with rigorous adherence to strategic and financial metrics. Generally, we expect to focus our acquisition efforts on the most commercially desirable timber-producing regions of the U.S. South, the U.S. Pacific Northwest and New Zealand, particularly on timberlands with a geographic distribution and age-class profile that are complementary to our existing timberland holdings. We may also consider acquisition opportunities outside of our existing operating areas where we anticipate favorable long-term market dynamics and financial returns. We acquired 69,000 acres of fee timberland in 2019, 26,000 acres in 2018 and 90,000 acres in 2017. Additionally, we acquired leases or long-term forestry rights covering approximately 2,000 acres in 2019, 4,000 acres in 2018, and 19,000 acres in 2017.

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

•
Promote Responsible Stewardship and Best-in-Class Disclosure. We are committed to responsible stewardship and environmentally and economically sustainable forestry. As such, we are focused on continuing to develop and integrate robust environmental, social and governance (“ESG”) policies and best practices within our business. We further intend to be an industry leader in transparent disclosure, particularly relating to our timberland holdings, harvest schedules, inventory, age-class profiles and other meaningful data regarding our long-term sustainability. We believe our continued commitment to transparency and the stewardship of our assets and capital will allow us to maintain our timberlands’ productivity, more effectively attract and deploy capital and enhance our reputation as a preferred timber industry supplier and employer.

SEGMENT INFORMATION
Rayonier operates in five reportable business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate and Trading. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 5 — Segment and Geographical Information for information on sales and operating income by reportable segment and geographic region.
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
The following table sets forth the estimated volumes of merchantable timber inventory by location in short green tons as of September 30, 2019 for the South and Pacific Northwest and as of December 31, 2019 for New Zealand:

(volumes in thousands of SGT)
Location	Merchantable Inventory (a)%
South	67,742	74
Pacific Northwest	7,120	8
New Zealand	16,350	18
	91,212	100

(a)	For all regions, depletion rate calculations for the upcoming year are based on estimated volumes of merchantable inventory at December 31, 2019.

We define sustainable yield as the average harvest level that can be sustained into perpetuity based on our estimates of biological growth and the expected productivity resulting from our reforestation and silvicultural efforts. Our estimated sustainable yield may change over time based on changes in silvicultural techniques and resulting timber yields, changes in environmental laws and restrictions, changes in the statistical sampling and estimates of our merchantable timber inventory, acquisitions and dispositions of timberlands, the expiration or renewal of timberland leases, casualty losses, and other factors. Moreover, our harvest level in any given year may deviate from our estimated sustainable yield due to variations in the age class of our timberlands, the product mix of our harvest (i.e., pulpwood versus sawtimber), our deliberate acceleration or deferral of harvest in response to market conditions, our thinning activity (in which we periodically remove some smaller trees from a stand to enhance long-term sawtimber potential of the remaining timber), or other factors. We estimate sustainable yield for each of our Timber segments as of December 31, 2019.
We manage our U.S. timberlands in accordance with the requirements of the Sustainable Forestry Initiative® (“SFI”) program. The timberland holdings of the New Zealand subsidiary are certified under the Forest Stewardship Council® (“FSC”). The majority of our New Zealand timberland holdings are also certified under the Programme for the Endorsement of Forest Certification (“PEFC”). All programs are comprehensive systems of environmental principles, objectives and performance measures that combine the perpetual growing and harvesting of trees with the protection of wildlife, plants, soil and water quality. Through application of our site-specific silvicultural expertise and financial discipline, we manage timber in a way that is designed to optimize site preparation, tree species selection, competition control, fertilization, timing of thinning and final harvest. We also have a genetic seedling improvement program to enhance the productivity and quality of our timberlands and overall forest health. In addition, non-timber income opportunities associated with our timberlands such as recreational licenses, as well as considerations for the future HBU of the land, are integral parts of our site-specific management philosophy. All of these activities are designed to maximize value while complying with SFI, FSC and PEFC requirements.

SOUTHERN TIMBER
As of December 31, 2019, our Southern timberlands acreage consisted of approximately 1.84 million acres (including approximately 161,000 acres of leased lands) located in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, Oklahoma, South Carolina and Texas. Approximately two-thirds of this land supports intensively managed plantations of predominantly loblolly and slash pine. The other one-third of this land is too wet to support pine plantations, but supports productive natural stands primarily consisting of natural pine and a variety of hardwood species. Rotation ages typically range from 21 to 28 years for pine plantations and from 35 to 60 years for natural stands. Key consumers of our timber include pulp, paper, wood products and biomass facilities.
We estimate that the gross timber inventory and merchantable timber inventory of our Southern timberlands was 85 million tons and 68 million tons, respectively, as of September 30, 2019. We estimate that the sustainable yield of our Southern timberlands, including both pine and hardwoods, is approximately 6.1 to 6.5 million tons annually. We expect that the average annual harvest volume of our Southern timberlands over the next five years (2020 to 2024) will be generally in line with our sustainable yield. For additional information, see Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield and Item 1A — Risk Factors.
In 2019, we acquired approximately 60,000 acres of timberland in the Southern region. For additional information, see Note 3 — Timberland Acquisitions.
The following table provides a breakdown of our Southern timberlands acreage and timber inventory by product and age class as of September 30, 2019 (inventory volumes are estimated at December 31 to calculate a depletion rate for the upcoming year):

(volumes in thousands of SGT)
Age Class	Acres (000’s)	Pine Pulpwood	Pine Sawtimber	Hardwood Pulpwood	Hardwood Sawtimber	Total
Pine Plantation
0 to 4 years (a)	224	—	—	—	—	—
5 to 9 years	192	—	—	—	—	—
10 to 14 years	220	8,912	1,013	37	—	9,962
15 to 19 years	255	13,671	4,549	110	1	18,331
20 to 24 years	185	7,206	6,812	112	2	14,132
25 to 29 years	62	2,217	3,179	82	2	5,480
30 + years	42	1,258	2,769	111	1	4,139
Total Pine Plantation	1,180	33,264	18,322	452	6	52,044
Natural Pine (Plantable) (b)	42	425	977	780	248	2,430
Natural Mixed Pine/Hardwood (c)	540	4,283	7,125	14,986	4,356	30,750
Forested Acres and Gross Inventory	1,762	37,972	26,424	16,218	4,610	85,224
Plus: Non-Forested Acres (d)	63
Gross Acres	1,825
Less: Pre-Merchantable Age Class Inventory (e)						(10,092)
Less: Volume in Environmentally Sensitive/Legally Restricted Areas						(7,390)
Merchantable Timber Inventory						67,742

(a)	0 to 4 years includes clearcut acres not yet replanted.

(b)	Consists of natural stands that are convertible into pine plantations once harvested.

(c)	Consists of all non-plantable natural stands, including those that are in environmentally sensitive or economically inaccessible areas.

(d)	Includes roads, rights of way and all other non-forested areas.

(e)	Includes inventory that is less than 15 years old or less than 17 years old in Oklahoma.

PACIFIC NORTHWEST TIMBER
As of December 31, 2019, our Pacific Northwest timberlands consisted of approximately 379,000 acres located in Oregon and Washington, of which approximately 300,000 acres were designated as productive acres, meaning land that is capable of growing merchantable timber and where the harvesting of timber is not constrained by physical, environmental or regulatory restrictions. These timberlands primarily comprise second and third rotation western hemlock and Douglas-fir, as well as a small amount of other softwood species, such as western red cedar. A small percentage also consists of natural hardwood stands of predominantly red alder. In the Pacific Northwest, rotation ages typically range from 35 to 50 years. Our product mix in the Pacific Northwest is heavily weighted to sawtimber, which is sold to domestic wood products facilities as well as exported primarily to Pacific Rim markets.
We estimate that the gross timber inventory and merchantable timber inventory of our Pacific Northwest timberlands was 2,811 MMBF and 891 MMBF, respectively, as of September 30, 2019. We estimate that the sustainable yield of our Pacific Northwest timberlands is approximately 175 to 180 MMBF (or 1.4 million tons) annually. We expect that the average annual harvest volume of our Pacific Northwest timberlands over the next five years (2020 to 2024) will be modestly below our sustainable yield. For additional information, see Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield and Item 1A — Risk Factors.
In 2019, we acquired approximately 2,000 acres of timberlands in the Pacific Northwest region. For additional information, see Note 3 — Timberland Acquisitions.
The following table provides a breakdown of our Pacific Northwest timberlands acreage and timber inventory by product and age class as of September 30, 2019 (inventory volumes are estimated at December 31 to calculate a depletion rate for the upcoming year):

(volumes in MBF, except as noted)
Age Class	Acres (000’s)	Softwood Pulpwood (e)	Softwood Sawtimber (e)	Total
Commercial Forest
0 to 4 years (a)	41	—	—	—
5 to 9 years	42	—	—	—
10 to 14 years	43	—	—	—
15 to 19 years	31	—	—	—
20 to 24 years	22	30,061	53,146	83,207
25 to 29 years	29	54,511	246,568	301,079
30 to 34 years	45	103,199	609,855	713,054
35 to 39 years	24	57,201	386,158	443,359
40 to 44 years	8	19,954	137,358	157,312
45 to 49 years	3	9,006	63,365	72,371
50+ years	7	21,053	162,017	183,070
Total Commercial Forest	295	294,985	1,658,467	1,953,452
Non-Commercial Forest (b)	5	4,788	30,831	35,619
Productive Forested Acres	300
Restricted Forest (c)	66	99,170	723,147	822,317
Total Forested Acres and Gross Inventory	366	398,943	2,412,445	2,811,388
Plus: Non-Forested Acres (d)	13
Gross Acres	379
Less: Pre-Merchantable Age Class Inventory				(1,097,920)
Less: Restricted Forest Inventory				(822,317)
Total Merchantable Timber				891,151
Conversion factor for MBF to SGT				7.99
Total Merchantable Timber (thousands of SGT)				7,120

(a)	0 to 4 years includes clearcut acres not yet replanted.

(b)	Includes non-commercial forests with limited productivity.

(c)	Includes significant portions of riparian management zones, legally restricted forests, and environmentally sensitive areas.

(d)	Includes roads, rights of way, and all other non-forested areas.

(e)	Includes a minor component of hardwood in red alder and other species.

NEW ZEALAND TIMBER
As of December 31, 2019, our New Zealand timberlands consisted of approximately 414,000 acres (including approximately 229,000 acres of leased lands), of which approximately 295,000 acres (including approximately 154,000 acres of leased lands) were designated as productive or plantation acres, meaning land that is capable of growing merchantable timber and where the harvesting of timber is not constrained by physical, environmental or regulatory restrictions. The leased acres are generally leased through long-term arrangements including Crown Forest Licenses (“CFLs”), forestry rights and other leases. Our New Zealand timberlands serve a domestic sawmilling market and also export logs to Pacific Rim markets.
Our New Zealand timber operations are conducted by Matariki Forestry Group, a joint venture with Stafford Capital Partners Limited. The Company maintains a controlling financial interest of 77% in the New Zealand subsidiary and, accordingly, consolidates the New Zealand subsidiary’s balance sheet and results of operations. The minority owner’s interest in the New Zealand subsidiary and its earnings are reported as noncontrolling interest in our financial statements. Rayonier’s wholly-owned subsidiary, Rayonier New Zealand Limited (“RNZ”), serves as the manager of the New Zealand subsidiary. For additional information, see Note 8 — New Zealand Subsidiary.
We estimate that the gross timber inventory and merchantable timber inventory of our New Zealand timberlands were both 14.6 million cubic meters as of December 31, 2019. We estimate that the sustainable yield of our New Zealand timberlands is approximately 2.1 to 2.4 million cubic meters (or 2.4 to 2.7 million tons) annually. We expect that the average annual harvest volume of our New Zealand timberlands over the next five years (2020 to 2024) will be at the higher end of our sustainable yield range. For additional information, see Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield and Item 1A — Risk Factors.
In 2019, we acquired approximately 9,000 acres of timberland (including approximately 2,000 acres of leased land) in New Zealand. For additional information, see Note 3 — Timberland Acquisitions.
The following table provides a breakdown of our New Zealand timberlands acreage and timber inventory by product and age class as of December 31, 2019 (inventory volumes at December 31 are used to calculate a depletion rate for the upcoming year):

(volumes in thousands of m3, except as noted)
Age Class	Acres (000’s)	Pulpwood	Sawtimber	Total
Radiata Pine
0 to 4 years (a)	58	—	—	—
5 to 9 years	44	—	—	—
10 to 14 years	41	—	—	—
15 to 19 years	55	—	—	—
20 to 24 years	49	1,774	7,467	9,241
25 to 29 years	11	483	1,908	2,391
30 + years	3	184	530	714
Total Radiata Pine	261	2,441	9,905	12,346
Other (b)	34	1,082	1,205	2,287
Forested Acres and Merchantable Timber Inventory	295	3,523	11,110	14,633
Conversion factor for m3 to SGT				1.12
Total Merchantable Timber (thousands of SGT)				16,350
Plus: Non-Productive Acres (c)	119
Gross Acres	414

(a)	0 to 4 years includes clearcut acres not yet replanted.

(b)	Includes primarily Douglas-fir age 30 and over.

(c)	Includes natural forest and other non-planted acres.

REAL ESTATE
All of our U.S. and New Zealand land or leasehold sales, including HBU and non-HBU, are reported in our Real Estate segment. We report our Real Estate sales in five categories:
•Improved Development,
•Unimproved Development,
•Rural,
•Timberlands & Non-Strategic, and
•Large Dispositions.
The Improved Development category comprises properties sold for development for which Rayonier, through a taxable REIT subsidiary, has invested in site improvements such as infrastructure, roadways, utilities, amenities and/or other improvements designed to enhance marketability and create parcels, pads and/or lots for sale.
The Unimproved Development category comprises properties sold for development for which Rayonier has not invested in site improvements.
The Rural category comprises properties sold in rural markets to buyers interested in the property for rural residential, recreational or other higher and better use purposes.
The Timberlands & Non-Strategic category includes U.S. and New Zealand: 1) sales of non-core timberlands that do not meet our strategic criteria, 2) sales of core timberlands for which we obtain attractive values, and 3) sales of properties to conservation interests that wish to preserve the land for habitat, public recreation, natural growth, buffer zones or other environmental purposes.
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
TRADING

Our Trading segment primarily reflects log trading activities in New Zealand and Australia conducted by our New Zealand subsidiary. Our Trading segment complements the New Zealand Timber segment by providing added market intelligence, increasing the scale of export operations and achieving cost savings that directly benefit the New Zealand Timber segment. This additional market intelligence also benefits our Southern and Pacific Northwest export log marketing efforts. Trading activities are broadly categorized into procured logs, managed export services or marketing fees.

For procured logs, the New Zealand subsidiary buys logs directly from other forest owners at New Zealand ports and exports them in its own name. Income from this business is generated by achieving a sales margin over the purchase price of the procured logs. The New Zealand subsidiary, through the Trading segment, also purchases standing timber from time to time, whereby it manages the harvest and sale of the logs for approximately one to three years. In these instances, the cost of standing timber is capitalized as a current asset on the Consolidated Balance Sheets and recognized as non-depletion cost of sales when sold. Revenue generated from procured log sales reflects the full sales price of the logs and is recorded as timber sales within the Trading segment. In 2019, Trading volume from procured logs was approximately 1.1 million tons. Of this volume, approximately 299,000 tons were sourced from outside New Zealand, primarily Australia. Approximately 770,000 tons were purchased directly from third parties in New Zealand, while the remaining 38,000 tons were harvested from stumpage purchases. Approximately 52% of third-party purchases in New Zealand were purchased at spot prices, with the New Zealand subsidiary thereby assuming some price risk on subsequent resale. The remaining 48% were purchased on a fixed margin basis, with the New Zealand subsidiary earning either a fixed percentage of the net export revenue or a spread on the resale price irrespective of subsequent price fluctuations. The New Zealand subsidiary generally seeks to mitigate its risk of loss on procured logs by securing export orders prior to or concurrent with its spot purchases of logs.

For managed export services, the New Zealand subsidiary does not take title to the log cargo but arranges sales, shipping and export documentation services for other forest owners for an agreed commission. Managed export service arrangements are primarily used for logs sourced from third parties outside of New Zealand. Revenue generated from managed export services reflects only the commission earned on the sale, as the New Zealand subsidiary does not take title to the logs. Managed export service revenue is recorded as non-timber sales within the Trading segment.

The Trading segment also generates income from commissions and logistical services provided through our log trading activities. This income is recorded in other operating (expense) income, net as log trading marketing fees.
FOREIGN SALES AND OPERATIONS
Sales from non-U.S. operations occur in our Real Estate, New Zealand Timber and Trading segments and comprised approximately 50% of consolidated 2019 sales. See Note 5 — Segment and Geographical Information for additional information.
COMPETITION
TIMBER
Timber markets in our Southern and Pacific Northwest regions are relatively fragmented with price being the principal method of competition. In New Zealand, there are four other major private timberland owners accounting for approximately 32% of New Zealand planted forests.
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

(b)
The New Zealand subsidiary competes with these and other smaller New Zealand timber companies for supply into New Zealand domestic and export markets, predominantly China, South Korea and India. Logs supplied into Asian markets also compete with export supply from other regions, including Europe, North America and Australia.

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
CUSTOMERS
In 2019, no individual customer (or group of customers under common control) represented 10% or more of 2019 consolidated sales.
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
INFORMATION ABOUT OUR EXECUTIVE OFFICERS
David L. Nunes, 58, Mr. Nunes joined the Company in June 2014 as Chief Operating Officer, and shortly thereafter assumed the role of President and CEO following the Company’s spin-off of its Performance Fibers business. Prior to joining the Company, Mr. Nunes served as President and CEO of Pope Resources/Olympic Resource Management from 2002 to 2014. He joined Pope in 1997 as director of portfolio management. The following year, he was named Vice President of portfolio development, and then served two years as Senior Vice President of acquisitions and portfolio development before being named President and COO in 2000. Previously, Mr. Nunes spent nine years with the Weyerhaeuser Company, joining the organization in 1988 as a business analyst and advancing through a number of leadership roles to become director of corporate strategic planning. Mr. Nunes holds a Bachelors of Arts and Economics from Pomona College and an MBA from the Tepper School of Business at Carnegie Mellon University.
Mark D. McHugh, 44, Mr. McHugh was appointed Senior Vice President and Chief Financial Officer in December 2014. He was previously Managing Director in the Real Estate Investment Banking group at Raymond James, where he worked since 2008. Prior to joining Raymond James, Mr. McHugh was a Director in the Paper & Forest Products Group within the Investment Banking Division at Credit Suisse, where he worked from 2000 to 2008. Mr. McHugh received his B.S.B.A. in Finance from the University of Central Florida and his JD from Harvard Law School.

Douglas M. Long, 49, Mr. Long currently serves as Senior Vice President, Forest Resources. Previously, he served as Vice President, U.S. Operations from November 2014 to December 2015 and as Director, Atlantic Region, U.S. Forest Resources from March 2014 to November 2014. He joined the Company in 1995 as a GIS Forestry Analyst and has held multiple positions of increasing responsibility within the forestry division. Mr. Long holds bachelor’s and master’s degrees in Forest Resources and Conservation from the University of Florida.
Christopher T. Corr, 56, Mr. Corr joined the Company in July 2013 and currently serves as Senior Vice President, Real Estate Development and President, Raydient LLC. Prior to joining Rayonier, he served as Executive Vice President, Buildings and Places for AECOM from 2008 to 2013. Prior to that, Mr. Corr held various positions with The St. Joe Company between 1998 and 2008, most recently as Executive Vice President. From 1992 to 1998, Mr. Corr was a senior manager with The Walt Disney Company, where he was a key member of the team that developed the visionary town of Celebration near Orlando, Florida. From 1990-1992, Mr. Corr served as an elected member of the Florida House of Representatives. He holds a Bachelor of Arts degree from the University of Florida and has completed programs with the Harvard Real Estate Institute and the Wharton School of Business at University of Pennsylvania.
Mark R. Bridwell, 57, Mr. Bridwell was promoted to Vice President and General Counsel in June 2014 and assumed the role of Corporate Secretary in March 2015. He joined the Company in 2006 as Associate General Counsel for Performance Fibers. In 2009, he became Associate General Counsel for Timber and Real Estate and in 2012 was promoted to Assistant General Counsel for Land Resources. Prior to joining Rayonier, Mr. Bridwell served as counsel for six years at Siemens Corporation. Previously, he was an attorney for five years with the international law firms of Jones, Day, Reavis & Pogue and Seyfarth, Shaw, Fairweather & Geraldson. Mr. Bridwell has a B.S.B.A. in Finance from the University of Central Florida, and an MBA and JD from Emory University.
Shelby L. Pyatt, 49, Ms. Pyatt was named Vice President, Human Resources and Information Technology in July 2014. Ms. Pyatt joined Rayonier in 2003 as Manager, Compensation and became Director, Compensation and Employee Services in 2006. She was named Director, Compensation, Benefits and Employee Services in 2009 before being promoted to her current position. Prior to joining Rayonier, Ms. Pyatt held human resources positions with CSX Corporation and Barnett Bank. Ms. Pyatt holds a bachelor’s degree in Business Management.
W. Rhett Rogers, 43, Mr. Rogers was appointed to Vice President, Portfolio Management in February 2017. Mr. Rogers oversees the Company’s acquisition and disposition activities, including HBU and non-strategic land sales, as well as its land information systems function. He joined Rayonier in 2001 as a District Technical Forester, and has held numerous roles of increasing responsibility, most recently as Director, Land Asset Management before being promoted to his current position. Mr. Rogers holds a BS in Forestry from Louisiana Tech University, and both an MBA and MS in Forest Resources from Mississippi State University.
April J. Tice, 46, Ms. Tice was promoted to Vice President, Financial Services and Corporate Controller in March 2019. In this position, she acts as the Company’s principal accounting officer. She joined Rayonier in 2010 and has worked in various roles within the finance and financial reporting departments since that time. She previously served as Director, Financial Services and Corporate Controller before being promoted to her current position. Prior to joining Rayonier, Ms. Tice served in various accounting and/or audit roles at Deloitte & Touche, the State of Florida and two private companies located in Florida. Ms. Tice holds a Bachelor of Fine Arts from Florida State University and a Master of Accountancy with a tax concentration from the University of North Florida. Ms. Tice is a Certified Public Accountant in the State of Florida.
EMPLOYEE RELATIONS
We employ 353 people, of which 260 are in the United States. We believe relations with our employees are satisfactory.
AVAILABILITY OF REPORTS AND OTHER INFORMATION
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Sections 13(a) or 14 of the Securities Exchange Act of 1934 are made available to the public free of charge in the Investor Relations section of our website, www.rayonier.com, shortly after we electronically file such material with, or furnish them to, the Securities and Exchange Commission (“SEC”). Our corporate governance guidelines and charters of all committees of our board of directors are also available on our website. The information on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K.

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
In our Timber segments, the level of residential construction activity, including home repair and remodeling activity, is the primary driver of sawtimber demand. In addition, demand for logs can be affected by the demand for wood chips in the pulp and paper and engineered wood products markets, as well as the bio-energy production markets. The ongoing level of activity in these markets is subject to fluctuation due to future changes in economic conditions, interest rates, credit availability, population growth, weather conditions and other factors. Changes in global economic conditions, such as new timber supply sources and changes in currency exchange rates, foreign interest rates and foreign and domestic trade policies, can also negatively impact demand for our timber and logs. In addition, the industries in which our customers participate are highly competitive and may experience overcapacity or reductions in demand, all of which may affect demand for and pricing of our products.
In our Real Estate segment, our inability to sell our HBU properties at attractive prices could have a significant effect on our results of operations. Demand for real estate can be affected by the availability of capital, changes in interest rates, availability and terms of financing, changes in governmental agencies, changes in developer confidence, actions by conservation organizations, actions by anti-development organizations, our ability to obtain land use entitlements and other permits necessary for our development activities, local real estate market economic conditions, competition from other sellers of land and real estate developers, the relative illiquidity of real estate investments, employment rates, new housing starts, population growth, demographics and federal, state and local land use, zoning and environmental protection laws or regulations (including any changes in laws or regulations). In addition, changes in investor interest in purchasing timberlands could reduce our ability to execute sales of non-strategic timberlands.
These macroeconomic and cyclical factors impacting our operations are beyond our control and, if such conditions deteriorate, could have an adverse effect on our business.
Weather and other natural conditions may limit our timber harvest and sales.
Weather conditions, changes in timber growth cycles, limitations on access (for example, due to prolonged wet conditions) and other factors, including damage by fire, insect infestation, disease, prolonged drought and natural disasters such as wind storms and hurricanes, may limit harvesting of our timberlands. The volume and value of timber that can be harvested from our timberlands may be reduced by any such occurrence and other causes beyond our control. As is typical in the forestry industry, we do not maintain insurance for any loss to our timber, including losses due to fire and these other causes. These and other factors beyond our control could reduce our timber inventory and our sustainable yield, thereby adversely affecting our financial results and cash flows.
We are subject to various risks related to the proposed merger transaction with Pope Resources.
As described elsewhere in this Annual Report on Form 10-K, the Company has entered into a definitive merger agreement (the “Merger Agreement”) with Pope Resources, A Delaware Limited Partnership (“Pope Resources”) pursuant to which the Company will acquire Pope Resources for consideration consisting of a mix of cash and equity. The risks, contingencies and other uncertainties that could result in the failure of the transactions anticipated in the Merger Agreement (the “Proposed Merger Transactions”) to be completed or, if completed, that could have a material adverse effect on the results of operations, cash flows and financial position of the Company following the Proposed Merger Transactions, and any anticipated benefits of the Proposed Merger Transactions to the Company, include:

•
the failure to obtain necessary regulatory or other approvals of the Proposed Merger Transactions, which could result in a material delay in, or the abandonment of, the Proposed Merger Transactions or otherwise have a material adverse effect on Rayonier or Pope Resources, or if obtained, the possibility of Rayonier being subjected to conditions that could reduce or delay the expected cost savings and other benefits of the Proposed Merger Transactions;

•	the failure to obtain necessary Pope Resources limited partnership unitholder and general partnership stockholder approvals of the Proposed Merger Transactions;

•	the obligation of Rayonier to complete the Proposed Merger Transactions even if financing is not available or is available only on terms other than those currently anticipated;

•	the failure to satisfy required closing conditions or complete the Proposed Merger Transactions in a timely manner or at all;

•
the effect of the announcement of the Proposed Merger Transactions on each company’s ability to retain and hire key personnel, maintain business relationships, and on operating results and business generally;

•	the risk that the Company may not be able to maintain its investment grade rating;

•	the potential impact of the Proposed Merger Transactions on the stock price of the Company, and the dividends expected to be paid to Company stockholders in the future;

•	the failure to realize projected cost savings and other benefits from the Proposed Merger Transactions;

•
the incurrence of significant pre- and post-transaction related costs in connection with the Proposed Merger Transactions that are, and will be, incurred regardless of whether the Proposed Merger Transactioons are completed; and

•	the occurrence of any event giving rise to the right of a party to terminate the Merger Agreement.

Entitlement and development of real estate entail a lengthy, uncertain and costly approval process, which could adversely affect our ability to grow the businesses in our Real Estate segment.
Entitlement and development of real estate entail extensive approval processes involving multiple regulatory jurisdictions. It is common for a project to require multiple approvals, permits and consents from U.S. federal, state and local governing and regulatory bodies. For example, in Florida, real estate projects must generally comply with the provisions of the Community Planning Act and local land use, zoning and development regulations. In addition, development projects in Florida that exceed certain specified regulatory thresholds (and are not located in a jurisdiction classified as a dense urban land area or otherwise statutorily exempt) may require approval pursuant to the Comprehensive Plan process standards. Compliance with these and other regulations and standards is more time intensive and costly and may require additional long range infrastructure review and approvals, which can add to project cost. In addition, development of properties containing delineated wetlands may be affected by revisions to the definition of wetlands subject to state and/or federal regulation and may require one or more permits from the U.S. federal government and/or state and local governmental agencies. Any of these issues can materially affect the cost, timing and economic viability of our real estate projects.
The real estate entitlement process is frequently a political one, which involves uncertainty and often extensive negotiation and concessions in order to secure and maintain the necessary approvals and permits. In the U.S., a significant amount of our development property is located in jurisdictions in which local governments face challenging issues relating to growth and development, including zoning and future land use, public services, water availability, transportation and other infrastructure, and funding for same, and the requirements of state law, especially in the case of Florida under the Community Planning Act process standards. In addition, anti-development groups are active, especially in Florida, in filing litigation to oppose particular entitlement activities and development projects, and in seeking legislation and other anti-development limitations on real estate development activities. We expect this type of anti-development activity to continue in the future.
Entitlement and development of real estate are also subject to lengthy, uncertain and costly implementation processes. Real estate development requires adequate soil and land conditions, water resources, access and utility infrastructure, labor force, and weather conditions. Requirements for these items may vary depending upon the contemplated development of the land for residential, commercial or industrial users, and may change from time to time, including from the period of entitlement to the delivery of a developed property. Large-scale developments may involve commitments from government agencies or third parties related to the delivery of infrastructure improvements (such as roads, bridges, sidewalks, water, sewer and other utilities), the certainty and timing of which are outside of our control. An adverse change in any of these items could materially affect the cost, timing and economic viability of our real estate projects.
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
Our Timber segments depend on logging and transportation services provided by third parties, both domestically and internationally, including by railroad, trucks, or ships. If any of our transportation providers were to fail to deliver timber supply or logs to our customers in a timely manner, or were to damage timber supply or logs during transport, we may be unable to sell it at full value, or at all. During the global financial crisis and subsequent downturn in U.S. housing starts, timber harvest volumes declined significantly. As a result, many logging contractors, particularly cable logging operators in the western U.S., permanently shut down their operations. As harvest levels have returned to higher levels with the recovery in U.S. housing starts, this shortage of logging contractors has resulted in sharp increases in logging costs and more limited availability of logging contractors. It is expected that the supply of qualified logging contractors will be impacted by the availability of debt financing for equipment purchases as well as the availability of adequately trained loggers. As housing starts continue to recover, harvest levels are expected to increase, placing more pressure on the existing supply of logging contractors. Any significant failure or unavailability of third-party logging or transportation providers, or increases in transportation rates or fuel costs, may result in higher logging costs or the inability to capitalize on stronger log prices to the extent logging contractors cannot be secured at a competitive cost. Such events could harm our reputation, negatively affect our customer relationships and adversely affect our business.
We are subject to risks associated with doing business outside of the U.S.
Although the majority of our customers are in the U.S., a significant portion of our sales are to end markets outside of the U.S., including China, South Korea, Japan, India, and New Zealand. The export of our products into international markets results in risks inherent in conducting business pursuant to international laws, regulations and customs. We expect that international sales will continue to contribute to future growth. The risks associated with our business outside the U.S. include:

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

•
continuing negative impacts from the imposition and/or threatened imposition of substantial tariffs on forest products imports into China in connection with current trade tensions between China and the U.S.;

•	business disruptions arising from public health crises and outbreaks of communicable diseases, especially in China, including the recent outbreak of the virus known as the coronavirus;

•	difficulty in establishing, staffing and managing non-U.S. operations;

•	product damage or losses incurred during shipping;

•	potentially negative consequences from changes in or interpretations of tax laws;

•	economic or political instability, inflation, recessions and interest rate and exchange rate fluctuations;

•	uncertainties regarding non-U.S. judicial systems, rules and procedures; and

•	uncertainties regarding trade policies implemented and/or under consideration by the current U.S. presidential administration.
These risks could adversely affect our business, financial condition and results of operations.
Our estimates of timber inventories and growth rates may be inaccurate, which could impair our ability to realize expected revenues.
We rely upon estimates of merchantable timber inventories (which include judgments regarding inventories that may be lawfully and economically harvested), timber growth rates and end-product yields when acquiring and managing working forests. These estimates, which are inherently inexact and uncertain in nature, are central to forecasting our anticipated timber revenues and expected cash flows. Growth rates and end-product yield estimates are developed using statistical sampling, harvest results and growth and yield modeling, in conjunction with industry research cooperatives and by in-house forest biometricians, using measurements of trees in research plots spread across our timberland holdings. The growth equations predict the rate of height and diameter growth of trees so that foresters can estimate the volume of timber that may be present in a tree stand at a given age. Tree growth varies by species, soil type, geographic area, and climate. Errors in or inappropriate application of growth equations in forest management planning may lead to inaccurate estimates of future volumes. If the assumptions we rely upon change or these estimates are inaccurate, our ability to manage our timberlands in a sustainable or profitable manner may be diminished, which may cause our results of operations and our stock price to be adversely affected.
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
Third-party operators may create environmental liabilities. We lease and/or grant easements across some of our properties to third-party operators for the purpose of operating communications towers, generating renewable energy (wind and solar), operating pipelines for the transport of gases and liquids, and exploring, extracting, developing and producing oil, gas, rock and other minerals. These activities are subject to federal, state and local laws and regulations. These operations may also create risk of environmental liabilities for an unlawful discharge of oil, gas, chemicals or other materials into the air, soil or water. Generally, these third-party operators indemnify us against any such liability, and we require that they maintain liability insurance to the extent practical to do so. However, if for any reason our third-party operators are not able to honor their obligations to us, or if insurance is not in effect, then it is possible that we could be responsible for costs associated with environmental liabilities caused by such third-party operators.
The impact of existing regulatory restrictions on future harvesting activities may be significant. U.S. federal, state and local laws and regulations, as well as those of other countries, which are intended to protect threatened and endangered species, as well as waterways and wetlands, limit and may prevent timber harvesting, road building and other activities on our timberlands. Restrictions relating to threatened and endangered species apply to activities that would adversely impact a protected species or significantly degrade its habitat. The size of the restricted area varies depending on the protected species, the time of year and other factors, but can range from less than one acre to several thousand acres. A number of species that naturally live on or near our timberlands, including, among others, the northern spotted owl, marbled murrelet, several species of salmon and trout in the Pacific Northwest, and the red cockaded woodpecker, red hills salamander, Louisiana pine snake and eastern indigo snake in the Southeast, are protected under the Federal Endangered Species Act (the “ESA”) or similar U.S. federal and state laws. A significant number of other species, such as the southeastern gopher tortoise are currently under review for possible protection under the ESA. As we gain additional information regarding the presence of threatened or endangered species on our timberlands, or if other regulations, such as those that require buffers to protect water bodies, become more restrictive, the amount of our timberlands subject to harvest restrictions could increase.
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
The markets in which we operate are highly competitive, and we compete with companies that have substantially greater financial resources than we do in each of these businesses. The competitive pressures relating to our Timber segments are primarily driven by quantity of product supply and quality of the timber offered by competitors in the domestic and export markets, each of which may impact pricing. With respect to our Real Estate segment, we compete with other owners of entitled and unentitled properties. Each property has unique attributes, but overall quantity of supply and price for residential, commercial, industrial and rural properties in the geographic areas in which we operate are the most significant competitive drivers. The markets in which our Trading segment operates are very competitive with numerous entities competing for export log supply at different ports across New Zealand.
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
Due to the REIT income distribution requirements, we rely significantly on external sources of capital to finance growth and acquisitions. Both our ability to obtain financing and the related cost of capital are affected by a number of factors, many of which are outside of our control, including a decline in general market conditions, decreased market liquidity, a downgrade to our public debt rating, increases in interest rates, an unfavorable market perception of our growth potential, a decrease in our current or estimated future earnings or a decrease in the market price of our common stock. If capital is not available when needed, or is available only on unfavorable terms relative to other timberland REITs or TIMOs, or not at all, we may be unable to complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures. As of December 31, 2019, our credit ratings from S&P and Moody’s Investors Service (Moody’s) were BBB- and Baa3, respectively. Any combination of the factors described above, including our failure to maintain our investment grade credit rating, could prevent us from obtaining the capital we require on terms that are acceptable to us, or at all, which could adversely affect our business, liquidity and competitive position.
We are subject to risks associated with an increase in market interest rates.
One of the factors that may influence the price of our common shares is our annual dividend yield as compared to yields on other financial instruments. Thus, an increase in market interest rates could result in higher yields on other financial instruments and could adversely affect the relative attractiveness of an investment in the Company and, accordingly, the trading price of our common shares. An increase in market interest rates could cause increases in discount rates and, accordingly, a decline in property values and total returns for timberland assets. An increase in market interest rates would also negatively impact financing costs on our floating rate debt as well as any additional debt we may raise.
We are subject to risks associated with the discontinuation of LIBOR.
The U.K. Financial Conduct Authority announced in 2017 that it intends to phase out the London Interbank Offered Rate (“LIBOR”) by the end of 2021. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and could result in higher borrowing costs. In addition, if changes are made to the method of calculating LIBOR or LIBOR ceases to exist, we may need to amend certain contracts, including our credit facility and swap arrangements, and we cannot predict what alternative rate or benchmark would be negotiated. This may also result in an increase in our interest rate expense.

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
We continually monitor and test our compliance with all REIT requirements. In particular, we regularly test our compliance with the REIT “asset tests,” which require generally that, at the close of each calendar quarter: (1) at least 75% of the market value of our total assets must consist of REIT-qualifying interests in real property (such as timberlands), including leaseholds and options to acquire real property and leaseholds, as well as cash and cash items and certain other specified assets, (2) no more than 25% of the market value of our total assets may consist of other assets that are not qualifying assets for purposes of the 75% test in clause (1) above, and (3) no more than 20% (25% for calendar years prior to 2018) of the market value of our total assets may consist of the securities of one or more “taxable REIT subsidiaries.” As of December 31, 2019, Rayonier is in compliance with these asset tests.
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
If we fail to remain qualified as a REIT, we may also need to borrow funds or liquidate some investments or assets to pay any resulting additional tax liability. Accordingly, cash available for distribution to our shareholders would be reduced.

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

Item 1B.	UNRESOLVED STAFF COMMENTS
None.

Item 2.    PROPERTIES

The following table provides a breakdown of our timberland holdings as of September 30, 2019 and December 31, 2019:

(acres in 000s)	As of September 30, 2019			As of December 31, 2019
	Owned	Leased	Total	Owned	Leased	Total
Southern
Alabama	228	14	242	226	14	240
Arkansas	—	9	9	—	7	7
Florida	308	73	381	331	63	394
Georgia	631	79	710	628	77	705
Louisiana	128	—	128	128	—	128
Mississippi	67	—	67	67	—	67
Oklahoma	92	—	92	92	—	92
South Carolina	18	—	18	18	—	18
Texas	178	—	178	184	—	184
	1,650	175	1,825	1,674	161	1,835

Pacific Northwest
Oregon	61	—	61	61	—	61
Washington	317	1	318	318	—	318
	378	1	379	379	—	379

New Zealand (a)	185	229	414	185	229	414
Total	2,213	405	2,618	2,238	390	2,628

(a)
Represents legal acres owned and leased by the New Zealand subsidiary, in which Rayonier owns a 77% interest. As of December 31, 2019, legal acres in New Zealand were comprised of 295,000 plantable acres and 119,000 non-productive acres.

The following tables detail changes in our portfolio of owned and leased timberlands by state from December 31, 2018 to December 31, 2019:

(acres in 000s)	Acres Owned
	December 31, 2018	Acquisitions	Sales	Other (a)	December 31, 2019
Southern
Alabama	229	—	(3)	—	226
Florida	290	43	(2)	—	331
Georgia	622	10	(4)	—	628
Louisiana	129	—	(1)	—	128
Mississippi	67	—	—	—	67
Oklahoma	92	—	—	—	92
South Carolina	18	—	—	—	18
Texas	182	7	(5)	—	184
	1,629	60	(15)	—	1,674

Pacific Northwest
Oregon	61	—	—	—	61
Washington	316	2	(1)	1	318
	377	2	(1)	1	379

New Zealand (b)	178	7	—	—	185
Total	2,184	69	(16)	1	2,238

(a)	Includes adjustments for land mapping reviews.

(b)	Represents legal acres owned by the New Zealand subsidiary, in which Rayonier has a 77% interest.

(acres in 000s)	Acres Leased
	December 31, 2018	New Leases	Sold/Expired Leases (a)	Other (b)	December 31, 2019
Southern
Alabama	14	—	—	—	14
Arkansas	9	—	(1)	(1)	7
Florida	73	—	(10)	—	63
Georgia	81	—	(4)	—	77
	177	—	(15)	(1)	161

Pacific Northwest
Washington	1	—	—	(1)	—

New Zealand (c)	230	2	(3)	—	229
Total	408	2	(18)	(2)	390

(a)	Includes acres previously under lease that have been harvested and activity for the relinquishment of leased acres.

(b)	Includes adjustments for land mapping reviews.

(c)	Represents legal acres leased by the New Zealand subsidiary, in which Rayonier has a 77% interest.

TIMBERLAND LEASES & DEEDS
See Note 4 - Leases for more information on U.S. and New Zealand timberland leases including lease terms and renewal provisions.
The following table details the Company’s acres under lease as of December 31, 2019 by type of lease and estimated lease expiration:

(acres in 000s)			Lease Expiration
Location	Type of Lease	Total	2020-2029	2030-2039	2040-2049	Thereafter
Southern	Fixed Term	145	96	43	—	6
	Fixed Term with Renewal Option (a)	16	8	8	—	—
New Zealand	CFL - Perpetual (b)	77	—	—	—	77
	CFL - Fixed Term (b)	3	—	—	—	3
	CFL - Terminating (b)	9	1	—	8	—
	Forestry Right (b)	124	16	25	12	71
	Fixed Term Land Leases	16	—	1	1	14
Total Acres under Long-term Leases		390	121	77	21	171

(a)	Includes approximately 7,000 acres of timber deeds.

(b)	Estimated lease expiration / termination based on the earlier of: (1) the scheduled expiration / termination date, or (2) the estimated year of final harvest before such expiration / termination date.
The following table details the Company’s estimated leased acres, lease expirations and lease costs over the next five years:

(acres and dollars in 000s, except per acre amounts)
Location		2020	2021	2022	2023	2024
Southern
	Leased Acres Expiring (a)	7	6	10	36	2
	Year-end Leased Acres (a)	154	148	138	102	100
	Estimated Annual Lease Cost (a)(b)	$4,552	$4,491	$4,196	$3,970	$3,337
	Average Lease Cost per Acre (a)	$30.21	$30.26	$30.80	$32.22	$35.45
New Zealand
	Leased Acres Expiring	2	—	—	—	—
	Year-end Leased Acres	227	227	227	227	227
	Estimated Annual Lease Cost (b)(d)	$3,988	$3,988	$3,932	$3,932	$3,932
	Average Lease Cost per Acre (c)(d)	$21.71	$21.71	$21.64	$21.64	$21.64

(a)	Includes timber deeds.

(b)	Represents capitalized and expensed lease payments.

(c)	Excludes lump sum payments.

(d)	Based on the year-end foreign exchange rate.

OTHER NON-TIMBERLAND LEASES
See Note 4 - Leases for information on other non-timberland leases.

Item 3.	LEGAL PROCEEDINGS

The information set forth under Note 11 — Contingencies is incorporated herein by reference.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET FOR THE REGISTRANT’S COMMON EQUITY
The Company’s common shares are publicly traded on the NYSE, the only exchange on which our shares are listed, under the trading symbol RYN. Shares of the Company have no par value.
TAX CHARACTERISTICS OF DIVIDENDS
The table below summarizes the tax characteristics of the dividend paid to shareholders on a percentage basis for the three years ended December 31, 2019:

	2019	2018	2017
Total cash dividend per common share	$1.08	$1.06	$1.00
Tax characteristics:
Capital gain	100%	100%	100%
HOLDERS
There were approximately 5,351 shareholders of record of our common shares on February 14, 2020.
ISSUER REPURCHASES
In February 2016, the Board of Directors approved the repurchase of up to $100 million of Rayonier’s common shares (the “share repurchase program”) to be made at management’s and the Board of Directors’ discretion. The program has no time limit and may be suspended or discontinued at any time. There were no shares repurchased under this program in the fourth quarter of 2019. Based on the period-end closing stock price of $32.76 at December 31, 2019, there was $90.9 million, or approximately 2,774,133 shares, remaining under this program.
The following table provides information regarding our purchases of Rayonier common shares during the quarter ended December 31, 2019:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (c)
October 1 to October 31	—	—	—	7,245,832
November 1 to November 30	29	$30.95	—	6,844,434
December 1 to December 31	—	—	—	6,651,522
Total	29		—

(a)
Includes 29 shares of the Company’s common shares purchased in November from employees in non-open market transactions. The shares were sold by employees of the Company in exchange for cash that was used to pay withholding taxes associated with the vesting of share-based awards under the Company’s Incentive Stock Plan. The price per share surrendered is based on the closing price of the Company’s common shares on the respective vesting dates of the awards.

(b)	Purchases made in open-market transactions under the $100 million share repurchase program announced on February 10, 2016.

(c)
Maximum number of shares authorized to be purchased as of December 31, 2019 includes 3,877,389 under the anti-dilutive program and approximately 2,774,133 under the share repurchase program. Maximum number of shares authorized to be purchased at the end of October, November and December are based on month-end closing stock prices of $26.98, $30.63 and $32.76, respectively.

STOCK PERFORMANCE GRAPH

The following graph compares the performance of Rayonier’s common shares (assuming reinvestment of dividends) with a broad-based market index (Standard & Poor’s (“S&P”) 500), and two industry-specific indices (the S&P Global Timber and Forestry Index and the S&P 1500 Real Estate Index).1

The table and related information below shall not be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

$180
$160
$140
$120
$100
$80
Dec-14
Dec-15
Dec-16
Dec-17
Dec-18
Dec-19
Rayonier Inc.
S&P 500® Index
S&P® 1500 Real Estate Sector Index
S&P® Global Timber and Forestry Index

The data in the following table was used to create the above graph as of December 31:

	2014	2015	2016	2017	2018	2019
Rayonier Inc.	$100	$83	$103	$127	$115	$140
S&P 500® Index	100	101	114	138	132	173
S&P® Global Timber and Forestry Index	100	91	100	132	106	123
S&P® 1500 Real Estate Sector Index[1]	100	107	115	132	131	179

1 Based on constituents as of December 31, 2019 and excludes entities that were not publicly traded for the entire comparative period.

Item 6.	SELECTED FINANCIAL DATA
The following financial data should be read in conjunction with our Consolidated Financial Statements.

	At or For the Years Ended December 31,
	2019	2018	2017	2016	2015
	(dollar amounts in millions, except per share data)
Profitability:
Sales (a)	$711.6	$816.1	$819.6	$815.9	$568.8
Operating income (b)	107.0	170.1	215.5	255.8	77.8
Income from continuing operations attributable to Rayonier Inc. (b)	59.1	102.2	148.8	212.0	46.2
Diluted earnings per common share from continuing operations	0.46	0.79	1.16	1.73	0.37

Financial Condition:
Total assets	$2,861.0	$2,780.7	$2,858.5	$2,685.8	$2,315.9
Total debt	1,055.1	972.6	1,025.4	1,061.9	830.6
Shareholders’ equity	1,537.6	1,654.6	1,693.0	1,496.9	1,361.7
Shareholders’ equity — per share	11.89	12.78	13.13	12.18	11.09

Cash Flows:
Cash provided by operating activities	$214.3	$310.1	$256.3	$203.8	$177.2
Cash used for investing activities	219.4	132.9	235.3	235.0	149.5
Cash used for (provided by) for financing activities	79.6	193.7	6.9	(114.4)	116.5
Depreciation, depletion and amortization	128.2	144.1	127.6	115.1	113.7
Cash dividends paid	141.1	136.8	127.1	122.8	124.9
Dividends paid — per share	$1.08	$1.06	$1.00	$1.00	$1.00

Non-GAAP Financial Measures:
Adjusted EBITDA (c)
Southern Timber	$119.7	$102.8	$91.6	$92.9	$101.0
Pacific Northwest Timber	16.7	40.9	33.1	21.2	21.7
New Zealand Timber	75.8	90.8	85.1	56.5	27.1
Real Estate	59.5	123.4	95.5	86.6	76.7
Trading	—	1.0	4.6	2.0	1.2
Corporate and other	(23.9)	(21.1)	(19.4)	(19.4)	(19.6)
Total Adjusted EBITDA (c)	$247.8	$337.7	$290.5	$239.7	$208.1

Other:
Timberland and real estate acres — owned, leased, or managed, in millions of acres	2.6	2.6	2.6	2.7	2.7

	For the Years Ended December 31,
	2019	2018	2017	2016	2015
Selected Operating Data:
Timber
Sales volume (thousands of tons)
Southern	6,066	5,718	5,314	5,317	5,492
Pacific Northwest	1,211	1,305	1,247	1,195	1,243
New Zealand Domestic	1,293	1,371	1,300	1,204	1,346
New Zealand Export	1,438	1,304	1,239	1,017	1,065
Total Sales Volume	10,008	9,698	9,100	8,733	9,146
Real Estate — acres sold
Improved Development	44	44	23	47	74
Unimproved Development	1,196	751	1,449	206	699
Rural	7,656	5,008	6,344	6,684	8,754
Timberlands & Non-Strategic	8,254	27,811	25,653	28,751	29,737
Large Dispositions (d)	—	—	49,599	92,434	—
Total Acres Sold	17,151	33,614	83,068	128,121	39,264

(a)	The 2017 and 2016 results included sales of $95.4 million and $207.3 million, respectively, related to Large Dispositions.

(b)	The 2017 and 2016 results included a gain of $67.0 million and $143.9 million, respectively, related to Large Dispositions.

(c)
Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of land and improved development, non-operating income and expense, costs related to shareholder litigation, the gain on foreign currency derivatives and Large Dispositions. Adjusted EBITDA is a non-GAAP measure that management uses to make strategic decisions about the business and that investors can use to evaluate the operational performance of the assets under management. It removes the impact of specific items that management believes do not directly reflect the core business operations on an ongoing basis. A reconciliation of Adjusted EBITDA to Operating Income (Loss) and Net Income, respectively, is included in the following pages and Item 7 — Performance and Liquidity Indicators.

(d)
Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have a demonstrable premium relative to timberland value. Sales designated as Large Dispositions are excluded from our calculation of Adjusted EBITDA and CAD.

Reconciliation of Operating Income (Loss) by Segment to Adjusted EBITDA by Segment
(dollars in millions)

		Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and other	Total
2019
Operating income (loss)		$57.8	($12.4)	$48.0	$38.7	—	($25.1)	$107.0
Add:	Depreciation, depletion and amortization	61.9	29.2	27.8	8.2	—	1.2	128.2
Add:	Non-cash cost of land and improved development	—	—	—	12.6	—	—	12.6
Adjusted EBITDA		$119.7	$16.7	$75.8	$59.5	—	($23.9)	$247.8
2018
Operating income		$44.2	$8.1	$62.8	$76.2	$1.0	($22.3)	$170.1
Add:	Depreciation, depletion and amortization	58.6	32.8	28.0	23.6	—	1.2	144.1
Add:	Non-cash cost of land and improved development	—	—	—	23.6	—	—	23.6
Adjusted EBITDA		$102.8	$40.9	$90.8	$123.4	$1.0	($21.1)	$337.7
2017
Operating income		$42.2	$1.1	$57.6	$130.9	$4.6	($20.9)	$215.5
Add:	Depreciation, depletion and amortization	49.4	32.0	27.5	17.9	—	0.8	127.6
Add:	Non-cash cost of land and improved development	—	—	—	13.7	—	—	13.7
Add:	Costs related to shareholder litigation (a)	—	—	—	—	—	0.7	0.7
Less:	Large Dispositions	—	—	—	(67.0)	—	—	(67.0)
Adjusted EBITDA		$91.6	$33.1	$85.1	$95.5	$4.6	($19.4)	$290.5
2016
Operating income (loss)		$43.1	($4.0)	$33.0	$202.4	$2.0	($20.8)	$255.8
Add:	Depreciation, depletion and amortization	49.8	25.2	23.4	16.3	—	0.4	115.1
Add:	Non-cash cost of land and improved development	—	—	—	11.7	—	—	11.7
Add:	Costs related to shareholder litigation (a)	—	—	—	—	—	2.2	2.2
Less:	Gain on foreign currency derivatives (b)	—	—	—	—	—	(1.2)	(1.2)
Less:	Large Dispositions	—	—	—	(143.9)	—	—	(143.9)
Adjusted EBITDA		$92.9	$21.2	$56.5	$86.6	$2.0	($19.4)	$239.7
2015
Operating income		$46.7	$6.9	$1.6	$45.5	$1.2	($24.1)	$77.8
Add:	Depreciation, depletion and amortization	54.3	14.8	25.5	18.7	—	0.4	113.7
Add:	Non-cash cost of land and improved development	—	—	—	12.5	—	—	12.5
Add:	Costs related to shareholder litigation (a)	—	—	—	—	—	4.1	4.1
Adjusted EBITDA		$101.0	$21.7	$27.1	$76.7	$1.2	($19.6)	$208.1

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
EXECUTIVE SUMMARY
OUR COMPANY
We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive softwood timber growing regions in the U.S. and New Zealand. Our revenues, operating income and cash flows are primarily derived from the following core business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate and Trading. We own or lease under long-term agreements approximately 2.2 million acres of timberland and real estate in Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, Oklahoma, Oregon, South Carolina, Texas and Washington. We also have a 77% ownership interest in Matariki Forestry Group, a joint venture (“New Zealand subsidiary”), that owns or leases approximately 414,000 gross acres (295,000 net plantable acres) of timberlands in New Zealand.
Across our timberland management segments, we sell standing timber (primarily at auction to third parties) and delivered logs. Sales from our timber segments include all activities related to the harvesting of timber and other value-added activities such as the licensing of properties for hunting and the leasing of properties for mineral extraction and cell towers. We believe we are the second largest publicly-traded timberland REIT and the fifth largest private timberland owner in the United States. Our Real Estate business manages all property sales and seeks to maximize the value of our properties that are more valuable for development, recreational or residential uses than for growing timber, and opportunistically sells non-strategic timberlands. Our Trading segment, also part of the New Zealand subsidiary, markets and sells timber owned or acquired from third parties in New Zealand and Australia.
CURRENT YEAR DEVELOPMENTS
During 2019, we acquired approximately 71,000 acres of timberlands for $142.3 million. For additional information on acquisitions, see Note 3 — Timberland Acquisitions.
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
In 2019, pricing in the U.S. South remained relatively flat versus the prior year, with a slight increase in pulpwood prices offset by a slight decrease in sawtimber prices. Both pulpwood and sawtimber pricing tend to be driven by local market supply and demand dynamics, which vary considerably based on the available inventory of logs, local market mill demand, and access to export markets. U.S. South exports declined significantly in 2019 versus 2018, due to the implementation of tariffs on log exports to China in the third quarter of 2018, which limited overall price momentum. In the Pacific Northwest, log prices were relatively flat throughout 2019, but considerably lower than 2018 average prices. Prices declined in 2019 due to the implementation of tariffs on log exports to China in the third quarter of 2018, which led to a significant decline in export demand. In New Zealand, export prices to China deteriorated during 2019 as salvage logs from Europe flooded the market. Towards the end of 2019, domestic prices also declined in response to the lower export prices.
In Real Estate, overall demand and pricing for HBU properties remained relatively strong in 2019. In addition, we saw increased interest in our improved development properties, specifically Wildlight, our development project north of Jacksonville, Florida, and Richmond Hill, our development project south of Savannah, Georgia.

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
CAPITALIZED COSTS INCLUDED IN TIMBER BASIS
Timber is stated at the lower of cost or market value. Costs relating to acquiring, planting and growing timber, including real estate taxes, site preparation and direct support costs relating to facilities, vehicles and supplies, are capitalized. A portion of timberland lease payments are capitalized based on the proportion of acres with merchantable timber volume remaining to be harvested under the lease term and the residual portion of the lease payments are expensed as incurred. Payroll costs are capitalized for time spent on timber growing activities, while interest or any other intangible costs are not capitalized.
MERCHANTABLE INVENTORY AND DEPLETION COSTS AS DETERMINED BY TIMBER HARVEST MODELS
An annual depletion rate is established for each particular region by dividing the cost of merchantable inventory (including costs described above) by standing merchantable inventory volume. Pre-merchantable records are maintained for each planted year age class, including acres planted, stems per acre and costs of planting and tending.
Significant assumptions and estimates are used in the recording of timber inventory and depletion costs. Factors that can impact timber volume include weather changes, losses due to natural causes, differences in actual versus estimated growth rates and changes in the age when timber is considered merchantable. A 3% company-wide change in estimated standing merchantable inventory would have caused an estimated change of approximately $3.4 million to 2019 depletion expense.
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
Acquisitions of timberland can also affect the depletion rate. Upon the acquisition of timberland, we make a determination whether to combine the newly-acquired merchantable timber with an existing depletion pool or to create a new pool. The determination is based on the geographic location of the new timber, the customers/markets that will be served and species mix. During 2019, we acquired 69,000 acres of timberlands in Florida, Georgia, Texas, Washington and New Zealand. These acquisitions did not have a material impact on 2019 depletion rates.
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
In 2019, we recognized $0.6 million of pension and postretirement benefit cost due to the expected return on plan assets partially offsetting interest costs and amortization of losses (gains). Numerous estimates and assumptions are required to determine the proper amount of pension and postretirement liabilities and annual expense to record in our financial statements. The key assumptions include discount rate, return on assets, health care cost trends, mortality rates and longevity of employees. Although there is authoritative guidance on how to select most of the assumptions, some degree of judgment is exercised in selecting these assumptions. Different assumptions, as well as actual versus expected results, would change the periodic benefit cost and funded status of the benefit plans recognized in the financial statements. Effective December 31, 2016, the Company froze benefits for all employees participating in the pension plans. See Note 16 — Employee Benefit Plans for additional information.

DEFERRED TAX ITEMS
The Timber and Real Estate operations conducted within our REIT are generally not subject to U.S. income taxation. We expect any variability in our effective tax rate and the amount of cash taxes to be paid to be driven primarily by our New Zealand Timber and Trading segments, as our other business operations are conducted within our U.S. REIT subsidiaries. However, the assessment of the ability to realize certain deferred tax assets, or estimate deferred tax liabilities, remains subjective. See Note 10 — Income Taxes for additional information about our unrecognized tax benefits.

RESULTS OF OPERATIONS
Summary of our results of operations for the three years ended December 31:

Financial Information (in millions of dollars)	2019	2018	2017
Sales
Southern Timber	$194.1	$170.0	$144.5
Pacific Northwest Timber	85.4	109.8	91.9
New Zealand Timber	241.9	249.0	223.3
Real Estate
Improved Development	5.9	8.4	6.9
Unimproved Development	19.5	8.6	16.4
Rural	29.9	22.7	18.6
Timberlands & Non-Strategic - U.S.	19.1	71.0	46.3
Timberlands & Non-Strategic - N.Z.	—	27.9	24.3
Large Dispositions	—	—	95.4
Other (a)	0.5	—	(0.6)
Total Real Estate	74.9	138.6	207.3
Trading	115.4	148.8	152.6
Intersegment Eliminations	(0.1)	(0.1)	—
Total Sales	$711.6	$816.1	$819.7

Operating Income (Loss)
Southern Timber	$57.8	$44.2	$42.2
Pacific Northwest Timber	(12.4)	8.1	1.1
New Zealand Timber	48.0	62.8	57.6
Real Estate (b)	38.7	76.2	130.9
Trading	—	1.0	4.6
Corporate and other	(25.1)	(22.3)	(20.9)
Operating Income	107.0	170.1	215.5
Interest Expense	(31.7)	(32.1)	(34.1)
Interest and other miscellaneous income, net	5.3	4.6	1.9
Income Tax Expense	(12.9)	(25.3)	(21.8)
Net Income (b)	67.7	117.3	161.5
Less: Net Income Attributable to Noncontrolling Interest	(8.6)	(15.1)	(12.7)
Net Income Attributable to Rayonier Inc. (b)	$59.1	$102.2	$148.8

Adjusted EBITDA (c)
Southern Timber	$119.7	$102.8	$91.6
Pacific Northwest Timber	16.7	40.9	33.1
New Zealand Timber	75.8	90.8	85.1
Real Estate	59.5	123.4	95.5
Trading	—	1.0	4.6
Corporate and other	(23.9)	(21.1)	(19.4)
Total Adjusted EBITDA (c)	$247.8	$337.7	$290.5

(a)
Includes marketing fees and deferred revenue adjustments related to Improved Development sales. See Note 1 - Summary of Significant Accounting Policies for a discussion of the current year reclassification of marketing fees and deferred revenue adjustments for the Real Estate segment from Improved Development to Other.

(b)	The 2017 results included $67.0 million related to Large Dispositions.

(c)	Adjusted EBITDA is a non-GAAP measure defined and reconciled at Item 6 — Selected Financial Data.

Southern Timber Overview	2019	2018	2017
Sales Volume (in thousands of tons)
Pine Pulpwood	3,640	3,444	3,103
Pine Sawtimber	2,191	2,034	1,933
Total Pine Volume	5,831	5,478	5,036
Hardwood	235	240	278
Total Volume	6,066	5,718	5,314

Percentage Delivered Sales	33%	30%	22%
Percentage Stumpage Sales	67%	70%	78%

Net Stumpage Prices (dollars per ton)
Pine Pulpwood	$16.42	$16.20	$16.14
Pine Sawtimber	24.86	25.59	25.64
Weighted Average Pine	$19.59	$19.69	$19.79
Hardwood	16.93	12.27	12.58
Weighted Average Total	$19.49	$19.37	$19.41

Summary Financial Data (in millions of dollars)
Timber Sales	$159.2	$143.9	$122.6
Less: Cut, Haul & Freight	(41.0)	(33.1)	(19.5)
Net Stumpage Sales	$118.2	$110.8	$103.1

Non-Timber Sales	$35.0	$26.1	$21.9
Total Sales	$194.1	$170.0	$144.5

Operating Income	$57.8	$44.2	$42.2
(+) Depreciation, depletion and amortization	61.9	58.6	49.4
Adjusted EBITDA (a)	$119.7	$102.8	$91.6

Other Data
Year-End Acres (in thousands)	1,835	1,807	1,820

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled at Item 6 — Selected Financial Data.

Pacific Northwest Timber Overview	2019	2018	2017
Sales Volume (in thousands of tons)
Pulpwood	254	299	276
Sawtimber	956	1,007	971
Total Volume	1,211	1,305	1,247

Sales Volume (converted to MBF)
Pulpwood	24,109	28,307	25,973
Sawtimber	126,717	132,795	125,577
Total Volume	150,826	161,102	151,550

Percentage Delivered Sales	94%	86%	83%
Percentage Sawtimber Sales	79%	77%	78%

Delivered Log Pricing (in dollars per ton)
Pulpwood	$41.09	$47.82	$40.62
Sawtimber	78.41	96.24	84.55
Weighted Average Log Price	$70.34	$84.29	$73.89

Summary Financial Data (in millions of dollars)
Timber Sales	$82.7	$106.5	$88.7
Less: Cut and Haul	(45.9)	(44.9)	(36.7)
Net Stumpage Sales	$36.8	$61.5	$52.0

Non-Timber Sales	$2.7	$3.4	$3.2
Total Sales	$85.4	$109.8	$91.9

Operating (Loss) Income	($12.4)	$8.1	$1.1
(+) Depreciation, depletion and amortization	29.2	32.8	32.0
Adjusted EBITDA (a)	$16.7	$40.9	$33.1

Other Data
Year-End Acres (in thousands)	379	378	378
Sawtimber (in dollars per MBF) (b)	$587	$725	$665
Estimated Percentage of Export Volume	17%	23%	26%

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled at Item 6 — Selected Financial Data.

(b)	Delivered Sawtimber excluding chip-n-saw.

New Zealand Timber Overview	2019	2018	2017
Sales Volume (in thousands of tons)
Domestic Pulpwood (Delivered)	490	507	448
Domestic Sawtimber (Delivered)	803	864	852
Export Pulpwood (Delivered)	148	94	106
Export Sawtimber (Delivered)	1,290	1,210	1,133
Total Volume	2,731	2,675	2,539

Delivered Log Pricing (in dollars per ton)
Domestic Pulpwood	$37.93	$37.00	$33.84
Domestic Sawtimber	77.85	83.29	81.12
Export Sawtimber	105.65	117.03	112.74
Weighted Average Log Price	$84.75	$90.44	$87.61

Summary Financial Data (in millions of dollars)
Timber Sales	$231.4	$241.9	$222.5
Less: Cut and Haul	(88.1)	(85.9)	(80.6)
Less: Port and Freight Costs	(51.0)	(49.5)	(39.7)
Net Stumpage Sales	$92.3	$106.5	$102.2

Non-Timber Sales / Carbon Credits	10.5	7.1	0.8
Total Sales	$241.9	$249.0	$223.3

Operating Income	$48.0	$62.8	$57.6
(+) Depreciation, depletion and amortization	27.8	28.0	27.5
Adjusted EBITDA (a)	$75.8	$90.8	$85.1

Other Data
New Zealand Dollar to U.S. Dollar Exchange Rate (b)	0.6615	0.6935	0.7108
Net Plantable Year-End Acres (in thousands)	295	289	293
Export Sawtimber (in dollars per JAS m3)	$122.84	$136.07	$131.08
Domestic Sawtimber (in $NZD per tonne)	$129.46	$132.22	$125.43

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled at Item 6 — Selected Financial Data.

(b)	Represents the period average rates for each year.

Real Estate Overview	2019	2018	2017
Sales (in millions of dollars)
Improved Development (a)	$5.9	$8.4	$6.9
Unimproved Development	19.5	8.6	16.4
Rural	29.9	22.7	18.6
Timberlands & Non-Strategic - U.S.	19.1	71.0	46.3
Timberlands & Non-Strategic - N.Z.	—	27.9	24.3
Large Dispositions (b)	—	—	95.4
Other (c)	0.5	—	(0.6)
Total Sales	$74.9	$138.6	$207.3

Acres Sold
Improved Development (a)	44	44	23
Unimproved Development	1,196	751	1,449
Rural	7,656	5,008	6,344
Timberlands & Non-Strategic - U.S.	8,254	22,815	16,007
Timberlands & Non-Strategic - N.Z. (d)	—	4,996	9,645
Large Dispositions (b)	—	—	49,599
Total Acres Sold	17,151	33,614	83,068

Price per Acre (dollars per acre)
Improved Development (a)	$132,412	$189,154	$296,550
Unimproved Development	16,290	11,486	11,318
Rural	3,899	4,530	2,937
Timberlands & Non-Strategic - U.S.	2,318	3,110	2,891
Timberlands & Non-Strategic - N.Z.	—	5,588	2,520
Large Dispositions (b)	—	—	1,922
Weighted Average (Total) (e)	$4,335	$4,121	$3,362
Weighted Average (Adjusted) (f)	$4,002	$3,878	$3,158

Total Sales (Excluding Large Dispositions)	$74.9	$138.6	$111.9

Operating Income	$38.7	$76.2	$130.9
(+) Depreciation, depletion and amortization - U.S.	8.2	19.1	9.0
(+) Depreciation, depletion and amortization - N.Z.	—	4.5	8.9
(+) Non-cash cost of land and improved development - U.S.	12.6	23.6	13.6
(+) Non-cash cost of land and improved development - N.Z.	—	—	0.1
(–) Large Dispositions (b)	—	—	(67.0)
Adjusted EBITDA (g)	$59.5	$123.4	$95.5

(a)	Reflects land with capital invested in infrastructure improvements.

(b)
Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have a demonstrable premium relative to timberland value. In 2017, the Company completed two dispositions of approximately 50,000 total acres for a combined sales price and gain of approximately $95.4 million and $67.0 million, respectively.

(c)
Includes marketing fees and deferred revenue adjustments related to Improved Development sales. See Note 1 - Summary of Significant Accounting Policies for a discussion of the current year reclassification of marketing fees and deferred revenue adjustments for the Real Estate segment from Improved Development to Other.

(d)	New Zealand Timberlands & Non-Strategic represents productive acres.

(e)	Excludes Large Dispositions.

(f)	Excludes Improved Development and Large Dispositions.

(g)	Adjusted EBITDA is a non-GAAP measure defined and reconciled at Item 6 — Selected Financial Data.

Capital Expenditures By Segment	2019	2018	2017
Timber Capital Expenditures (in millions of dollars)
Southern Timber
Reforestation, silvicultural and other capital expenditures	$18.8	$20.0	$17.9
Property taxes	7.1	6.6	8.1
Lease and timber deed payments	4.4	4.6	4.8
Allocated overhead	4.3	4.2	3.7
Subtotal Southern Timber	$34.6	$35.4	$34.5
Pacific Northwest Timber
Reforestation, silvicultural and other capital expenditures	7.4	6.2	7.3
Property taxes	0.7	0.8	0.9
Allocated overhead	3.1	2.4	2.0
Subtotal Pacific Northwest Timber	$11.2	$9.3	$10.2
New Zealand Timber
Reforestation, silvicultural and other capital expenditures	9.4	9.7	9.1
Property taxes	0.6	0.7	0.7
Lease and timber deed payments	4.7	4.1	4.4
Allocated overhead	2.6	2.8	2.9
Subtotal New Zealand Timber	$17.4	$17.3	$17.1
Total Timber Segments Capital Expenditures	$63.2	$62.0	$61.8
Real Estate	0.2	0.3	1.3
Corporate	0.6	—	2.2
Total Capital Expenditures	$64.0	$62.3	$65.3

Timberland Acquisitions
Southern Timber	$98.9	$45.9	$220.0
Pacific Northwest Timber	7.3	—	1.5
New Zealand Timber	36.0	11.7	21.4
Total Timberland Acquisitions	$142.3	$57.6	$242.9

Real Estate Development Investments	$6.8	$9.5	$15.8
Rayonier Office Building	—	—	$6.1

RESULTS OF OPERATIONS, 2019 VERSUS 2018
(millions of dollars)
The following tables summarize sales, operating income and Adjusted EBITDA variances for 2019 versus 2018:

Sales	Southern Timber		Pacific Northwest Timber		New Zealand Timber		Real Estate		Trading	Elim.	Total
2018	$170.0		$109.8		$249.0		$138.6		$148.8	(0.1)	$816.1
Volume	6.7		(4.5)		4.9		(67.9)		(23.0)	—	(83.8)
Price	0.7		(20.2)		(17.1)		3.7		(10.5)	—	(43.4)
Non-timber sales	8.8		(0.7)		3.7		—		0.1	—	11.9
Foreign exchange (a)	—		—		(4.5)		—		—	—	(4.5)
Other	7.9	(b)	1.0	(b)	5.9	(c)	0.5	(d)	—	—	15.3
2019	$194.1		$85.4		$241.9		$74.9		$115.4	(0.1)	$711.6

(a)	Net of currency hedging impact.

(b)	Includes variance due to stumpage versus delivered sales.

(c)	Includes variance due to domestic versus export sales.

(d)	Includes $0.5 million of marketing fees and deferred revenue adjustments related to Improved Development sales.

Operating Income	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
2018	$44.2	$8.1	$62.8	$76.2	$1.0	($22.3)	$170.1
Volume	3.1	(1.5)	1.7	(44.2)	—	—	(40.9)
Price (a)	0.7	(20.2)	(17.1)	3.7	—	—	(32.9)
Cost	0.5	0.6	(1.2)	(1.1)	(1.0)	(1.1)	(3.3)
Non-timber income	9.1	(0.7)	3.2	—	—	—	11.6
Foreign exchange (b)	—	—	(0.9)	—	—	—	(0.9)
Depreciation, depletion & amortization	0.2	1.3	(0.5)	3.9	—	—	4.9
Non-cash cost of land and improved development	—	—	—	(0.3)	—	—	(0.3)
Other (c)	—	—	—	0.5	—	(1.7)	(1.2)
2019	$57.8	($12.4)	$48.0	$38.7	—	($25.1)	$107.0

(a)	For Timber segments, price reflects net stumpage (i.e. net of cut and haul and shipping costs).

(b)	Net of currency hedging impact.

(c)
Real Estate includes $0.5 million of marketing fees and deferred revenue adjustments related to Improved Development sales. Corporate and Other includes legal expenses of $1.1 million and the sale of unused Internet Protocol addresses of $0.6 million in the prior year.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
2018	$102.8	$40.9	$90.8	$123.4	$1.0	($21.1)	$337.7
Volume	6.6	(3.9)	2.2	(67.0)	—	—	(62.1)
Price (b)	0.7	(20.2)	(17.1)	3.7	—	—	(32.9)
Cost	0.5	0.6	(1.2)	(1.1)	(1.0)	(1.1)	(3.3)
Non-timber income	9.1	(0.7)	3.2	—	—	—	11.6
Foreign exchange (c)	—	—	(2.1)	—	—	—	(2.1)
Other (d)	—	—	—	0.5	—	(1.7)	(1.2)
2019	$119.7	$16.7	$75.8	$59.5	—	($23.9)	$247.8

(a)	Adjusted EBITDA is a non-GAAP measure defined and reconciled at Item 6 — Selected Financial Data.

(b)	For Timber segments, price reflects net stumpage (i.e. net of cut and haul and shipping costs).

(c)	Net of currency hedging impact.

(d)
Real Estate includes $0.5 million of marketing fees and deferred revenue adjustments related to Improved Development sales. Corporate and Other includes legal expenses of $1.1 million and the sale of unused Internet Protocol addresses of $0.6 million in the prior year.

SOUTHERN TIMBER
Full-year sales of $194.1 million increased $24.1 million, or 14%, versus the prior year, which includes an increase in non-timber sales of $8.8 million versus the prior year. Harvest volumes increased 6% to 6.07 million tons versus 5.72 million tons in the prior year. Average pine sawtimber stumpage prices decreased 3% to $24.86 per ton versus $25.59 per ton in the prior year, while average pine pulpwood stumpage prices of $16.42 per ton were slightly above the prior year. The decrease in average sawtimber prices was driven primarily by weaker export demand, particularly in the second half of the year, due to the ongoing U.S.-China trade dispute.
Operating income of $57.8 million increased $13.6 million versus the prior year due to higher volumes ($3.1 million), higher prices ($0.7 million), higher non-timber income ($9.1 million), lower costs ($0.5 million) and lower depletion rates ($0.2 million). Full-year Adjusted EBITDA of $119.7 million was $16.9 million above the prior year.
PACIFIC NORTHWEST TIMBER
Full-year sales of $85.4 million decreased $24.5 million, or 23%, versus the prior year. Harvest volumes decreased 7% to 1.21 million tons versus 1.31 million tons in the prior year, as we deferred planned harvest in response to weak market conditions. Average delivered sawtimber prices decreased 19% to $78.41 per ton versus $96.24 per ton in the prior year, and average delivered pulpwood prices decreased 14% to $41.09 per ton versus $47.82 per ton in the prior year. The decrease in delivered sawtimber prices was driven primarily by weaker export market conditions due to the ongoing U.S.-China trade dispute as well as competition from lower-priced European salvage timber. The decrease in delivered pulpwood prices was driven primarily by excess supply in the market.
Operating loss of $12.4 million versus operating income of $8.1 million in the prior year was primarily due to lower prices ($20.2 million), lower volumes ($1.5 million), and lower non-timber income ($0.7 million), partially offset by lower costs ($0.6 million) and lower depletion rates ($1.3 million). Full-year Adjusted EBITDA of $16.7 million was $24.2 million below the prior year.

NEW ZEALAND TIMBER
Full-year sales of $241.9 million decreased $7.2 million, or 3%, versus the prior year. Harvest volumes increased 2% to 2.73 million tons versus 2.68 million tons in the prior year. Average delivered prices for export sawtimber decreased 10% to $105.65 per ton versus $117.03 per ton in the prior year, while average delivered prices for domestic sawtimber decreased 6% to $77.85 per ton versus $83.29 in the prior year. The decrease in export sawtimber prices was primarily due to increased competition from lower-cost log and lumber imports, predominantly from Europe, into China. The decrease in domestic sawtimber prices (in U.S. dollar terms) was driven primarily by the NZ$/US$ exchange rate (US$0.66 per NZ$1.00 versus US$0.69 per NZ$1.00). Excluding the impact of foreign exchange rates, domestic sawtimber prices decreased 2% from the prior year.
Operating income of $48.0 million decreased $14.7 million versus the prior year due to lower prices ($17.1 million), higher forest management costs ($1.2 million), unfavorable foreign exchange impacts ($0.9 million), and higher depletion rates ($0.5 million), which were partially offset by higher non-timber income ($3.2 million) and higher volumes ($1.7 million). Full-year Adjusted EBITDA of $75.8 million was $15.0 million below the prior year.
REAL ESTATE
Full-year sales of $74.9 million decreased $63.7 million versus the prior year, while operating income of $38.7 million decreased $37.6 million versus the prior year. Sales and operating income decreased primarily due to lower volumes (17,151 acres sold versus 33,614 acres sold in the prior year), partially offset by higher weighted average prices ($4,335 per acre versus $4,121 per acre in the prior year). Full-year Adjusted EBITDA of $59.5 million was $63.9 million below the prior year.
TRADING
Full-year sales of $115.4 million decreased $33.4 million versus the prior year due to lower volumes and prices. Sales volumes decreased 16% to 1.11 million tons versus 1.31 million tons in the prior year period. Average prices decreased 8% to $103.49 per ton versus $112.96 per ton in the prior year. Operating income decreased $1.0 million versus the prior year due to lower trading margins resulting from lower volumes and prices.
CORPORATE AND OTHER EXPENSE/ELIMINATIONS
Full-year corporate and other operating expense of $25.1 million increased $2.8 million versus the prior year due to elevated legal expenses ($1.6 million), prior year income from the sale of unused Internet Protocol addresses ($0.6 million), acquisition related costs ($0.3 million) and higher compensation and benefit expense ($0.3 million).
INTEREST EXPENSE
Full-year interest expense of $31.7 million decreased $0.3 million versus the prior year due to an increase in accrued patronage payments.
INTEREST AND OTHER MISCELLANEOUS INCOME, NET
Other non-operating income of $5.3 million increased $0.7 million versus the prior year. The 2019 results include a favorable mark-to-market adjustment on marketable equity securities, interest income, dividend income and net periodic pension costs.
INCOME TAX EXPENSE
Full-year income tax expense of $12.9 million decreased $12.3 million versus the prior year period as a result of lower taxable income. The New Zealand subsidiary is the primary driver of income tax expense.
RESULTS OF OPERATIONS, 2018 VERSUS 2017
Refer to Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for the results of operations discussion for the fiscal year ended December 31, 2018 compared to the fiscal year ended December 31, 2017.

OUTLOOK FOR 2020
In 2020, we expect to achieve full-year harvest volumes in our Southern Timber segment of 6.3 to 6.5 million tons, while we expect overall pricing to be slightly below 2019 average pricing due to geographic mix.
In our Pacific Northwest Timber segment, we expect to achieve harvest volumes of 1.4 to 1.5 million tons, while we expect relatively stable pricing as markets have adjusted to lower log export volumes resulting from China tariffs and competition from European salvage volume.
We remain cautiously optimistic that export market conditions in both Southern Timber and Pacific Northwest Timber will gradually improve as the U.S.-China Phase 1 trade agreement is implemented and as additional details of the agreement become clear, although we expect near-term headwinds associated with the coronavirus outbreak in China.
In our New Zealand Timber segment, we expect to achieve harvest volumes of 2.6 to 2.7 million tons, while we expect lower average export and domestic pricing due to challenging export market conditions resulting from competition from European salvage volume as well as the recent impacts from the coronavirus outbreak. We further expect that Adjusted EBITDA in the New Zealand Timber segment will be negatively impacted by higher shipping costs due to the implementation of low-sulfur fuel requirements.
In our Real Estate segment, we expect a significant increase in Adjusted EBITDA based on our current pipeline of transactions, although we anticipate that real estate activity will be heavily weighted to the second half of the year.
Our 2020 outlook excludes the impact of our anticipated mid-year acquisition of Pope Resources and is subject to a number of variables and uncertainties, including those discussed at Item 1A — Risk Factors.

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
SUMMARY OF LIQUIDITY AND FINANCING COMMITMENTS

	As of December 31,
(in millions of dollars)	2019	2018	2017
Cash and cash equivalents	$68.7	$148.4	$112.7
Total debt (a)	1,057.0	975.0	1,028.4
Shareholders’ equity	1,537.6	1,654.6	1,693.0
Net Income Attributable to Rayonier Inc.	59.1	102.2	148.8
Adjusted EBITDA (b)	247.8	337.7	290.5
Total capitalization (total debt plus equity)	2,594.6	2,629.6	2,721.4
Debt to capital ratio	41%	37%	38%
Debt to Adjusted EBITDA (b)	4.3	2.9	3.5
Net debt to Adjusted EBITDA (b)(c)	4.0	2.4	3.2
Net debt to enterprise value (c)(d)	19%	19%	18%

(a)	Total debt as of December 31, 2019, 2018 and 2017 is presented gross of deferred financing costs of $1.9 million, $2.4 million and $3.0 million, respectively.

(b)	For a reconciliation of Adjusted EBITDA to net income see Management’s Discussion and Analysis of Financial Condition and Results of Operations—Performance and Liquidity Indicators.

(c)	Net debt is calculated as total debt less cash and cash equivalents.

(d)	Enterprise value is calculated as the number of shares outstanding multiplied by the Company’s share price, plus net debt, at year-end.
LIQUIDITY FACILITIES
See Note 6 — Debt for information on liquidity facilities and other outstanding debt, as well as for information on covenants that must be met in connection with our Senior Notes, Term Credit Agreement, Incremental Term Loan Agreement and Revolving Credit Facility.

CASH FLOWS
The following table summarizes our cash flows from operating, investing and financing activities for each of the three years ended December 31 (in millions of dollars):

	2019	2018	2017
Total cash provided by (used for):
Operating activities	$214.3	$310.1	$256.3
Investing activities	(219.4)	(132.9)	(235.3)
Financing activities	(79.6)	(193.7)	(6.9)
Effect of exchange rate changes on cash	(1.8)	0.6	0.6
Change in cash, cash equivalents and restricted cash	($86.5)	($15.9)	$14.7
CASH PROVIDED BY OPERATING ACTIVITIES
Cash provided by operating activities decreased $95.8 million versus the prior year primarily due to lower operating results.
CASH USED FOR INVESTING ACTIVITIES
Cash used for investing activities increased $86.5 million versus the prior year primarily due to an $84.7 million increase in cash used for timberland acquisitions, a $1.7 million increase in capital expenditures and a $2.8 million increase in other investing activities, partially offset by a $2.7 million decrease in real estate development investments.
CASH USED FOR FINANCING ACTIVITIES
Cash used for financing activities in 2019 reflects dividend payments of $141.1 million, $12.7 million of share repurchases ($8.4 million made under the share repurchase program) and $9.2 million of distributions to the minority shareholder, partially offset by an $82.0 million draw on the Revolving Credit Facility and $1.3 million of proceeds from the issuance of common stock under the incentive stock plan.
RESTRICTED CASH
See Note 20 — Restricted Cash for further information regarding funds deposited with a third-party intermediary.
CREDIT RATINGS
Both our ability to obtain financing and the related costs of borrowing are affected by our credit ratings, which are periodically reviewed by the rating agencies. As of December 31, 2019, our credit ratings from S&P and Moody’s were “BBB-” and “Baa3,” respectively, with both agencies listing our outlook as “Stable.”
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
EXPECTED 2020 EXPENDITURES
Capital expenditures in 2020 are forecasted to be between $65 million and $69 million, excluding any strategic timberland acquisitions we may make. Capital expenditures are expected to be primarily comprised of seedling planting, fertilization and other silvicultural activities, property taxes, lease payments, allocated overhead and other capitalized costs. Aside from capital expenditures, we may also acquire timberland as we actively evaluate acquisition opportunities.
Real estate development investments in 2020 are expected to be between $12 million and $15 million, net of anticipated reimbursements from community development bonds. Expected real estate development investments are primarily related to Wildlight, our mixed-use community development project located north of Jacksonville, Florida, and our Richmond Hill mixed-use development project located south of Savannah, Georgia.
Our 2020 dividend payments are expected to be approximately $140 million assuming no change in the quarterly dividend rate of $0.27 per share or material changes in the number of shares outstanding.
Future share repurchases, if any, will depend on the Company’s liquidity and cash flow, as well as general market conditions and other considerations including capital allocation priorities.

We made $1.3 million of required pension contributions in 2019. We have approximately $3.6 million of pension contribution requirements in 2020 and may make discretionary contributions in the future.
Cash income tax payments in 2020 are expected to be approximately $2 million, primarily due to the New Zealand subsidiary.

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
Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of land and improved development, non-operating income and expense, costs related to shareholder litigation, the gain on foreign currency derivatives, and Large Dispositions. Below is a reconciliation of Net Income to Adjusted EBITDA for the five years ended December 31 (in millions of dollars):

	2019	2018	2017	2016	2015
Net Income to Adjusted EBITDA Reconciliation
Net Income	$67.7	$117.3	$161.5	$217.8	$43.9
Interest, net, continuing operations	29.1	29.7	32.2	33.0	34.7
Income tax expense (benefit), continuing operations	12.9	25.2	21.8	5.0	(0.9)
Depreciation, depletion and amortization	128.2	144.1	127.6	115.1	113.7
Non-cash cost of land and improved development	12.6	23.6	13.7	11.7	12.5
Non-operating (income) expense	(2.7)	(2.2)	—	—	0.1
Costs related to shareholder litigation (a)	—	—	0.7	2.2	4.1
Gain on foreign currency derivatives (b)	—	—	—	(1.2)	—
Large Dispositions (c)	—	—	(67.0)	(143.9)	—
Adjusted EBITDA	$247.8	$337.7	$290.5	$239.7	$208.1

(a)
Costs related to shareholder litigation include expenses incurred as a result of the shareholder derivative demands that ultimately resulted in litigation brought against certain former officers and directors of the Company in a case styled Molloy, et al. v. Boynton, et al., filed in the United States District Court for the Middle District of Florida (Case No. 3:17-cv-01157-TJC-MCR). In addition, these costs include the costs associated with class action securities litigation brought against the Company in a case styled In re Rayonier Inc. Securities Litigation, filed in the United States District Court for the Middle District of Florida (Case No. 3:14-cv01395-RJC-JBT) and the Company’s response to a subpoena it received from the SEC in November 2014. In July 2016, the Division of Enforcement of the SEC notified the Company that it had concluded its investigation into the Company. In October 2017, the court entered orders approving the settlement of the class action securities litigation and dismissing the case against all defendants with prejudice. In November 2018, the court entered orders approving the settlement of the derivative demands and entering final judgment in the litigation arising therefrom, thus ending the shareholder litigation matters.

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

Cash Available for Distribution (CAD) is defined as cash provided by operating activities adjusted for capital spending (excluding timberland acquisitions, real estate development investments and spending on the Rayonier office building), and working capital and other balance sheet changes. CAD is a non-GAAP measure of cash generated during a period that is available for common stock dividends, distributions to the New Zealand minority shareholder, repurchase of the Company’s common shares, debt reduction, timberland acquisitions and real estate development investments. In compliance with SEC requirements for non-GAAP measures, we reduce CAD by mandatory debt repayments, which results in the measure entitled “Adjusted CAD.” CAD and Adjusted CAD generated in any period is not necessarily indicative of the CAD that may be generated in future periods.
Below is a reconciliation of Cash Provided by Operating Activities to Adjusted CAD for the five years ended December 31 (in millions):

	2019	2018	2017	2016	2015
Cash provided by operating activities	$214.3	$310.1	$256.3	$203.8	$177.2
Capital expenditures from continuing operations (a)	(64.0)	(62.3)	(65.3)	(58.7)	(57.3)
Working capital and other balance sheet changes	(0.9)	(7.7)	(2.3)	(0.8)	(2.5)
CAD	$149.4	$240.1	$188.7	$144.3	$117.4
Mandatory debt repayments (b)	(82.0)	—	—	(31.5)	(131.0)
Adjusted CAD	$67.4	$240.1	$188.7	$112.8	($13.6)

Cash used for investing activities	($219.4)	($132.9)	($235.3)	($235.0)	($149.5)
Cash (used for) provided by financing activities	($79.6)	($193.7)	($6.9)	$114.4	($116.5)

(a)	Capital expenditures exclude timberland acquisitions, real estate development investments and spending on the Rayonier office building.

(b)	Excludes debt repayments on the New Zealand subsidiary noncontrolling interest shareholder loan.
The following table provides supplemental cash flow data for the five years ended December 31 (in millions):

	2019	2018	2017	2016	2015
Purchase of timberlands	($142.3)	($57.6)	($242.9)	($366.5)	($98.4)
Real Estate Development Investments	(6.8)	(9.5)	(15.8)	(8.7)	(2.7)
Distributions to New Zealand minority shareholder (a)	(9.2)	(14.4)	(15.8)	(4.9)	(1.4)
Rayonier Office Building	—	—	(6.1)	(6.3)	(0.9)

(a)	Includes debt repayments on the New Zealand subsidiary noncontrolling interest shareholder loan.

OFF-BALANCE SHEET ARRANGEMENTS
We utilize off-balance sheet arrangements to provide credit support for certain suppliers and vendors in case of their default on critical obligations, and collateral for outstanding claims under the Company’s previous workers’ compensation self-insurance programs. These arrangements consist of standby letters of credit and surety bonds. As part of our ongoing operations, we also periodically issue guarantees to third parties. Off-balance sheet arrangements are not considered a source of liquidity or capital resources and do not expose us to material risks or material unfavorable financial impacts. See Note 12 — Guarantees for further discussion.

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
The following table aggregates our contractual financial obligations as of December 31, 2019 and anticipated cash spending by period:

Contractual Financial Obligations (in millions)	Total	Payments Due by Period
		2020	2021-2022	2023-2024	Thereafter
Long-term debt (a)	$975.0	—	325.0	$350.0	$300.0
Current maturities of long-term debt	82.0	82.0	—	—	—
Interest payments on long-term debt (b)	153.8	36.1	63.2	40.1	14.4
Operating leases — timberland (c)	183.1	7.9	15.9	14.4	144.9
Operating leases — PP&E, offices	8.0	2.0	2.2	1.6	2.2
Commitments — derivatives (d)	9.4	2.2	4.0	3.2	—
Commitments — other (e)	12.7	8.3	1.2	0.4	2.8
Total contractual cash obligations	$1,424.0	$138.5	$411.5	$409.7	$464.3

(a)
The book value of long-term debt, net of deferred financing costs, is currently recorded at $973.1 million on the Company’s Consolidated Balance Sheet, but upon maturity the liability will be $975.0 million.

(b)	Projected interest payments for variable-rate debt were calculated based on outstanding principal amounts and interest rates as of December 31, 2019.

(c)
Includes 20 years of future minimum payments for perpetual Crown Forest Licenses (“CFL”). A CFL is a license arrangement to use government or privately owned lands to operate a commercial forest. CFLs generally extend indefinitely and may only be terminated upon a 35-year termination notice. If no termination notice is given, the CFLs renew automatically each year for a one-year term. Alternatively, some CFLs extend for a specific term. As of December 31, 2019, the New Zealand subsidiary has two CFLs under termination notice that are currently being relinquished as harvest activities are concluded, as well as two fixed-term CFLs expiring in 2062. The annual license fee is determined based on market rental value, with triennial rent reviews.

(d)
Commitments — derivatives represent payments expected to be made on derivative financial instruments (foreign exchange contracts and interest rate swaps). See Note 14 — Derivative Financial Instruments and Hedging Activities.

(e)
Commitments — other includes pension contribution requirements based on actuarially determined estimates and IRS minimum funding requirements, payments expected to be made on the Company’s Wildlight and Richmond Hill development projects, payments made on timberland deeds and other purchase obligations.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, including changes in interest rates, commodity prices and foreign exchange rates. Our objective is to minimize the economic impact of these market risks. We use derivatives in accordance with policies and procedures approved by the Audit Committee of the Board of Directors. Derivatives are managed by the finance department, whose responsibilities include initiating derivative transactions as well as managing and monitoring resulting exposures. We do not enter into financial instruments for trading or speculative purposes.
Interest Rate Risk
We are exposed to interest rate risk through our variable rate debt, primarily due to changes in LIBOR. However, we use interest rate swaps to manage our exposure to interest rate movements on our term credit agreements by swapping existing and anticipated future borrowings from floating rates to fixed rates. As of December 31, 2019, we had $650 million of U.S. long-term variable rate debt. The notional amount of outstanding interest rate swap contracts with respect to this debt at December 31, 2019 was also $650 million. The term credit agreement and associated interest rate swaps mature in August 2024 and the incremental term loan agreement and associated interest rate swaps mature in May 2026. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in no corresponding increase/decrease in interest payments and expense over a 12-month period.
The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. The estimated fair value of our long-term fixed rate debt at December 31, 2019 was $332 million compared to the $325 million principal amount. We use interest rates of debt with similar terms and maturities to estimate the fair value of our debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at December 31, 2019 would result in a corresponding decrease/increase in the fair value of our long-term fixed rate debt of approximately $7 million.
We estimate the periodic effective interest rate on our U.S. long-term fixed and variable rate debt to be approximately 3.3% after consideration of interest rate swaps and estimated patronage refunds.
The following table summarizes our outstanding debt, interest rate swaps and average interest rates, by year of expected maturity and their fair values at December 31, 2019:

(Dollars in thousands)	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Variable rate debt:
Principal amounts	82,000	—	—	—	350,000	$300,000	$732,000	$732,000
Average interest rate (a)(b)	2.99%	—	—	—	3.33%	3.61%	3.41%	—
Fixed rate debt:
Principal amounts	—	—	$325,000	—	—	—	$325,000	$331,500
Average interest rate (b)	—	—	3.75%		—	—	3.75%	—
Interest rate swaps:
Notional amount	—	—	—	—	350,000	$300,000	$650,000	($8,454)
Average pay rate	—	—	—	—	2.28%	1.49%	1.91%	—
Average receive rate (b)	—	—	—	—	1.70%	1.71%	1.71%	—

(a)    Excludes estimated patronage refunds.
(b)     Interest rates as of December 31, 2019.
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

Sales and Expense Exposure
At December 31, 2019, the New Zealand subsidiary had foreign currency exchange contracts with a notional amount of $56 million and foreign currency option contracts with a notional amount of $22 million outstanding related to foreign export sales and ocean freight payments. The amount hedged represents 69% of forecast U.S. dollar denominated sales proceeds less distributions over the next 18 months and 74% of log trading sales proceeds over the next 3 months.
The following table summarizes our outstanding foreign currency exchange rate risk contracts at December 31, 2019:

(Dollars in thousands)	0-1 months	1-2 months	2-3 months	3-6 months	6-12 months	12-18 months	Total	Fair Value
Foreign exchange contracts to sell U.S. dollar for New Zealand dollar
Notional amount	$3,350	$4,000	$5,000	$17,000	$20,000	$7,000	$56,350	$642
Average contract rate	1.4859	1.4854	1.4849	1.4836	1.4818	1.4802	1.4829

Foreign currency option contracts to sell U.S. dollar for New Zealand dollar
Notional amount	$4,000	$2,000	—	—	$8,000	$8,000	$22,000	$303
Average strike price	1.5191	1.4987	—	—	1.5513	1.5846	1.5527
Equity Price Risk
Our marketable equity securities are subject to market price risk. Accordingly, a fluctuation in the price of each security could have an adverse impact on the fair value of our investment. See Note 15 — Fair Value Measurements.

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
Rayonier Inc.’s management, under the supervision of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, we used the framework included in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2019.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2019. The report on the Company’s internal control over financial reporting as of December 31, 2019, is on page 50.

RAYONIER INC.

By:	/s/ DAVID L. NUNES
David L. Nunes President and Chief Executive Officer (Principal Executive Officer)
February 24, 2020

By:	/s/ MARK MCHUGH
Mark McHugh Senior Vice President and Chief Financial Officer (Principal Financial Officer)
February 24, 2020

By:	/s/ APRIL TICE
April Tice Vice President, Financial Services and Corporate Controller (Principal Accounting Officer)
February 24, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Rayonier Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Rayonier Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Rayonier Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and schedule and our report dated February 24, 2020 expressed an unqualified opinion thereon.

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
February 24, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Rayonier Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rayonier Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02, Leases (Topic 842), as amended

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), as amended.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Depletion of Timber
Description of the Matter
For the year ended December 31, 2019, the Company recognized $122 million in depletion expense and the Timber and Timberlands balance, net of depletion and amortization, was $2,482 million at December 31, 2019. As described in Note 1 to the financial statements, the Company establishes an annual depletion rate for each particular region. Depletion rates are determined by region by dividing merchantable inventory cost by standing merchantable inventory volume, which is estimated annually. The Company charges accumulated costs attributed to merchantable timber to depletion expense (cost of sales) at the time the timber is harvested or when the underlying timberland is sold.

Auditing management’s annual depletion rate was complex and subjective due to the estimation uncertainty in determining the standing merchantable inventory volume utilized in the calculation of the depletion rate for each region. In particular, estimating the standing merchantable inventory volume involves statistical sampling and growth modeling using inputs such as growth estimates, harvest information and environmental and operational restrictions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for establishing the annual depletion rate for each geographic region. For example, we tested controls over management’s review of the standing merchantable inventory volume that was determined for each geographic region.

To test the annual depletion rates (including standing merchantable inventory volume), our audit procedures included, among others, evaluating the methodology used and testing the completeness and accuracy of the underlying data used by the Company. We inspected satellite images to test timber existence and assessed the timberland for features that would impact the Company’s ability to harvest its timber. In addition, we evaluated current year changes to harvestability, analyzed the change in depletion as a percentage of sales, utilized published industry growth rates to assess the increase in timber volume growth and compared actual volume harvested to the volume estimated by the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.

Jacksonville, Florida
February 24, 2020

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Years Ended December 31,
(Thousands of dollars, except per share data)

	2019	2018	2017
SALES (NOTE 2)	$711,556	$816,138	$819,596
Costs and Expenses
Cost of sales	(558,350)	(605,259)	(568,253)
Selling and general expenses	(41,646)	(41,951)	(40,245)
Other operating (expense) income, net (Note 18)	(4,533)	1,140	4,393
	(604,529)	(646,070)	(604,105)
OPERATING INCOME	107,027	170,068	215,491
Interest expense	(31,716)	(32,066)	(34,071)
Interest and other miscellaneous income, net	5,307	4,564	1,840
INCOME BEFORE INCOME TAXES	80,618	142,566	183,260
Income tax expense (Note 10)	(12,940)	(25,236)	(21,681)
NET INCOME	67,678	117,330	161,579
Less: Net income attributable to noncontrolling interest	(8,573)	(15,114)	(12,737)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	59,105	102,216	148,842
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment, net of income tax effect of $0, $0 and $0	963	(22,759)	9,114
Cash flow hedges, net of income tax effect of $664, $1,270 and $594	(30,482)	5,029	5,693
Actuarial change and amortization of pension and postretirement plan liabilities, net of income tax effect of $0, $711 and $0	(1,350)	(1,630)	(208)
Total other comprehensive (loss) income	(30,869)	(19,360)	14,599
COMPREHENSIVE INCOME	36,809	97,970	176,178
Less: Comprehensive income attributable to noncontrolling interest	(9,146)	(8,931)	(14,775)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$27,663	$89,039	$161,403
EARNINGS PER COMMON SHARE (NOTE 13)
Basic earnings per share attributable to Rayonier Inc.	$0.46	$0.79	$1.17
Diluted earnings per share attributable to Rayonier Inc.	$0.46	$0.79	$1.16

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31,
(Thousands of dollars, except share data)

	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$68,735	$148,374
Accounts receivable, less allowance for doubtful accounts of $24 and $8	27,127	26,151
Inventory (Note 19)	14,518	15,703
Prepaid logging roads	12,128	11,976
Prepaid expenses	2,600	5,040
Other current assets	867	609
Total current assets	125,975	207,853
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,482,047	2,401,327
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 7)	81,791	85,609
PROPERTY, PLANT AND EQUIPMENT
Land	4,131	4,131
Buildings	23,095	22,503
Machinery and equipment	4,339	3,534
Construction in progress	348	567
Total property, plant and equipment, gross	31,913	30,735
Less—accumulated depreciation	(9,662)	(7,984)
Total property, plant and equipment, net	22,251	22,751
RESTRICTED CASH (NOTE 20)	1,233	8,080
RIGHT-OF-USE ASSETS (NOTE 4)	99,942	—
OTHER ASSETS (NOTE 21)	47,757	55,046
TOTAL ASSETS	$2,860,996	$2,780,666
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$18,160	$18,019
Current maturities of long-term debt (Note 6)	82,000	—
Accrued taxes	3,032	3,178
Accrued payroll and benefits	8,869	10,416
Accrued interest	5,205	5,007
Deferred revenue	11,440	10,447
Other current liabilities	22,480	16,474
Total current liabilities	151,186	63,541
LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS (NOTE 6)	973,129	972,567
PENSION AND OTHER POSTRETIREMENT BENEFITS (NOTE 16)	25,311	29,800
LONG-TERM LEASE LIABILITY (NOTE 4)	90,481	—
OTHER NON-CURRENT LIABILITIES	83,247	60,208
COMMITMENTS AND CONTINGENCIES (NOTES 9 and 11)
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 shares authorized, 129,331,069 and 129,488,675 shares issued and outstanding	888,177	884,263
Retained earnings	583,006	672,371
Accumulated other comprehensive (loss) income (Note 22)	(31,202)	239
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,439,981	1,556,873
Noncontrolling interest	97,661	97,677
TOTAL SHAREHOLDERS’ EQUITY	1,537,642	1,654,550
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,860,996	$2,780,666

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Thousands of dollars, except share data)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2016	122,904,368	$709,867	$700,887	$856	$85,142	$1,496,752
Cumulative-effect adjustment due to adoption of ASU No. 2016-16	—	—	(14,365)	—	—	(14,365)
Net income	—	—	148,842	—	12,737	161,579
Dividends ($1.00 per share)	—	—	(127,986)	—	—	(127,986)
Issuance of shares under incentive stock plans	322,314	4,751	—	—	—	4,751
Stock-based compensation	—	5,396	—	—	—	5,396
Repurchase of common shares	(5,906)	(176)	—	—	—	(176)
Actuarial change and amortization of pension and postretirement plan liabilities	—	—	—	(208)	—	(208)
Foreign currency translation adjustment	—	—	—	7,416	1,698	9,114
Cash flow hedges	—	—	—	5,353	340	5,693
Issuance of shares under equity offering, net of costs	5,750,000	152,390	—	—	—	152,390
Balance, December 31, 2017	128,970,776	$872,228	$707,378	$13,417	$99,917	$1,692,940
Cumulative-effect adjustment due to adoption of ASU No. 2018-02	—	—	711	(711)	—	—
Net income	—	—	102,216	—	15,114	117,330
Dividends ($1.06 per share)	—	—	(137,934)	—	—	(137,934)
Issuance of shares under incentive stock plans	599,422	8,591	—	—	—	8,591
Stock-based compensation	—	6,428	—	—	—	6,428
Repurchase of common shares	(81,523)	(2,984)	—	—	—	(2,984)
Actuarial change and amortization of pension and postretirement plan liabilities	—	—	—	(919)	—	(919)
Foreign currency translation adjustment	—	—	—	(17,329)	(5,430)	(22,759)
Cash flow hedges	—	—	—	5,781	(752)	5,029
Distribution to minority shareholder	—	—	—	—	(11,172)	(11,172)
Balance, December 31, 2018	129,488,675	$884,263	$672,371	$239	$97,677	$1,654,550
Net income	—	—	59,105	—	8,573	67,678
Dividends ($1.08 per share)	—	—	(140,040)	—	—	(140,040)
Issuance of shares under incentive stock plans	298,003	1,260	—	—	—	1,260
Stock-based compensation	—	6,904	—	—	—	6,904
Repurchase of common shares	(455,609)	(4,250)	(8,430)	—	—	(12,680)
Actuarial change and amortization of pension and postretirement plan liabilities	—	—	—	(1,350)	—	(1,350)
Foreign currency translation adjustment	—	—	—	784	179	963
Cash flow hedges	—	—	—	(30,875)	393	(30,482)
Distribution to minority shareholder	—	—	—	—	(9,161)	(9,161)
Balance, December 31, 2019	129,331,069	$888,177	$583,006	($31,202)	$97,661	$1,537,642
See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(Thousands of dollars)

	2019	2018	2017
OPERATING ACTIVITIES
Net income	$67,678	$117,330	$161,579
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	128,235	144,121	127,566
Non-cash cost of land and improved development	12,565	23,553	13,684
Stock-based incentive compensation expense	6,904	6,428	5,396
Deferred income taxes	11,314	22,832	21,980
Amortization of losses from pension and postretirement plans	449	675	465
Gain on sale of large disposition of timberlands	—	—	(66,994)
Other	(4,999)	(2,613)	(716)
Changes in operating assets and liabilities:
Receivables	(849)	765	(6,362)
Inventories	1,224	1,773	(1,384)
Accounts payable	(1,554)	(4,626)	3,435
Income tax receivable/payable	—	—	(434)
All other operating activities	(6,714)	(142)	(1,931)
CASH PROVIDED BY OPERATING ACTIVITIES	214,253	310,096	256,284
INVESTING ACTIVITIES
Capital expenditures	(63,996)	(62,325)	(65,345)
Real estate development investments	(6,803)	(9,501)	(15,784)
Purchase of timberlands	(142,287)	(57,608)	(242,910)
Net proceeds from large disposition of timberlands	—	—	95,243
Rayonier office building under construction	—	—	(6,084)
Other	(6,304)	(3,421)	(373)
CASH USED FOR INVESTING ACTIVITIES	(219,390)	(132,855)	(235,253)
FINANCING ACTIVITIES
Issuance of debt	82,000	1,014	63,389
Repayment of debt	—	(54,416)	(100,157)
Dividends paid	(141,071)	(136,772)	(127,069)
Proceeds from the issuance of common shares under incentive stock plan	1,260	8,591	4,751
Proceeds from the issuance of common shares from equity offering, net of costs	—	—	152,390
Repurchase of common shares to pay withholding taxes on vested incentive stock awards	(4,250)	(2,984)	(176)
Repurchase of common shares under repurchase program	(8,430)	—	—
Proceeds from shareholder distribution hedge	135	2,025	—
Distribution to minority shareholder	(9,161)	(11,172)	—
Debt issuance costs	(132)	—	—
CASH USED FOR FINANCING ACTIVITIES	(79,649)	(193,714)	(6,872)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,700)	571	580
CASH, CASH EQUIVALENTS AND RESTRICTED CASH (a)
Change in cash, cash equivalents and restricted cash	(86,486)	(15,902)	14,739
Balance, beginning of year	156,454	172,356	157,617
Balance, end of year	$69,968	$156,454	$172,356

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the Years Ended December 31,
(Thousands of dollars)

	2019	2018	2017
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year:
Interest (a)	$32,782	$33,120	$36,041
Income taxes	1,691	2,150	514
Non-cash investing activity:
Capital assets purchased on account	3,568	2,001	3,809

(a)
Interest paid is presented net of patronage payments received of $4.0 million, $4.1 million and $3.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. For additional information on patronage payments, see Note 6 — Debt.

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands unless otherwise stated)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). These statements include the accounts of Rayonier Inc. and its subsidiaries, in which it has a majority ownership or controlling interest. As of March 2016, the Company maintains a 77% ownership interest in the New Zealand subsidiary, and, as such, consolidates its results of operations and Balance Sheet. The Company records a noncontrolling interest in its consolidated financial statements representing the minority ownership interest (23%) of the New Zealand subsidiary’s results of operations and equity. All intercompany balances and transactions are eliminated.
RECLASSIFICATIONS
During 2019, management reclassified Real Estate segment sales related to marketing fees and deferred revenue adjustments from Improved Development to Other. All prior period amounts previously reported have been reclassified. See Note 5 - Segment and Geographic Information.
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
CASH AND CASH EQUIVALENTS
Cash and cash equivalents consist of cash on hand and other highly liquid investments with original maturities of three months or less.
ACCOUNTS RECEIVABLE
Accounts receivable are primarily amounts due to the Company for the sale of timber and are presented net of an allowance for doubtful accounts.
INVENTORY
HBU real estate properties that are expected to be sold within one year are included in inventory at the lower of cost or net realizable value. HBU properties that are expected to be sold after one year are included in a separate balance sheet line entitled “Higher and Better Use Timberlands and Real Estate Development Investments.” See below for additional information.
Inventory also includes logs available to be sold by the Trading segment. Log inventory is recorded at the lower of cost or net realizable value and expensed to cost of sales when sold to third-party buyers. See Note 19 — Inventory for additional information.
PREPAID LOGGING ROADS
Costs for roads built in the Pacific Northwest and New Zealand to access particular tracts to be harvested in the upcoming 24 months to 60 months are recorded as prepaid logging roads. The Company charges such costs to expense as timber is harvested using an amortization rate determined annually as the total cost of prepaid roads divided by the estimated tons of timber to be accessed by those roads. The prepaid balance is classified as short-term or long-term based on the upcoming harvest schedule. See Note 21 — Other Assets for additional information.
DEFERRED FINANCING COSTS
Deferred financing costs related to revolving debt are capitalized and amortized to interest expense over the term of the revolving debt using a method that approximates the effective interest method. See Note 21 — Other Assets for

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

additional information on deferred financing costs related to revolving debt. See Note 6 — Debt for additional information on deferred financing costs related to term debt.
CAPITALIZED SOFTWARE COSTS
Software costs are capitalized and amortized over a period not exceeding five years using the straight-line method.
TIMBER AND TIMBERLANDS
Timber is stated at the lower of cost or net realizable value. Costs relating to acquiring, planting and growing timber including real estate taxes, site preparation and direct support costs relating to facilities, vehicles and supplies, are capitalized. A portion of timberland lease payments are capitalized based on the proportion of acres with merchantable timber volume remaining to be harvested under the lease term and the residual portion of the lease payments are expensed as incurred. Payroll costs are capitalized for time spent on timber growing activities, while interest or any other intangible costs are not capitalized. An annual depletion rate is established for each particular region by dividing merchantable inventory cost by standing merchantable inventory volume, which is estimated annually. The Company charges accumulated costs attributed to merchantable timber to depletion expense (cost of sales) at the time the timber is harvested or when the underlying timberland is sold.
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
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS
HBU timberland is recorded at the lower of cost or net realizable value. These properties are managed as timberlands until sold or developed, with sales and depletion expense related to the harvesting of timber accounted for within the respective timber segment. At the time of sale, the cost basis of any unharvested timber is recorded as depletion expense, a component of cost of sales, within the Real Estate segment.
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
PROPERTY, PLANT, EQUIPMENT AND DEPRECIATION
Property, plant and equipment additions are recorded at cost, including applicable freight, interest, construction and installation costs. The Company generally depreciates its assets, including office and transportation equipment, using the straight-line depreciation method over 3 to 25 years. Buildings and land improvements are depreciated using the straight-line method over 15 to 35 years and 5 to 30 years, respectively.
Gains and losses on the sale or retirement of assets are included in operating income. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets that are held and used is measured by net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is the amount the carrying value exceeds the fair value of the assets, which is based on a discounted cash flow model. Assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.
LEASES
At inception, the Company determines if an arrangement is a lease and whether that lease meets the classification criteria of a finance or operating lease. Operating leases are included in right-of-use (“ROU”) assets, other current liabilities, and long-term lease liability in the Consolidated Balance Sheets.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company generally uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term. Lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
RIGHT-OF-USE ASSETS IMPAIRMENT
Operating lease right-of-use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group to which the operating lease is assigned may not be recoverable. Recoverability of the asset group is evaluated based on forecasted undiscounted cash flows. If the carrying amount of the asset group is not recoverable, the fair value of the asset group is compared to its carrying amount and an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value. A discounted cash flow approach using market participant assumptions of the expected cash flows and discount rate are used to estimate the fair value of the asset group.
INVESTMENTS
Investments at December 31, 2019 consisted of marketable equity securities. Investments are carried at fair value based on quoted prices in their active market with both the realized and unrealized gains and losses as well as interest and dividends reported in “Interest and other miscellaneous income, net.”
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
Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
GOODWILL
Goodwill represents the excess of the acquisition cost of the New Zealand Timber segment over the fair value of the net assets acquired. Goodwill is not amortized, but is periodically reviewed for impairment. An impairment test for this reporting unit’s goodwill is performed annually and whenever events or circumstances indicate that the value of goodwill may be impaired. The Company compares the fair value of the New Zealand Timber segment, using an independent valuation for the New Zealand forest assets, to its carrying value including goodwill. The independent valuation of the New Zealand forest assets is based on discounted cash flow models where the fair value is calculated using cash flows from sustainable forest management plans. The fair value of the forest assets is measured as the present value of cash flows from one growth cycle based on the productive forest land, taking into consideration environmental, operational, and market restrictions. These cash flow valuations involve a number of estimates that require broad assumptions and significant judgment regarding future performance. The annual impairment test was performed as of October 1, 2019; the estimated fair value of the New Zealand Timber segment exceeded its carrying value and no impairment was recorded. Except for changes in the New Zealand foreign exchange rate, there have been no adjustments to the carrying value of goodwill since the initial recognition. Note 21 — Other Assets for additional information.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

FOREIGN CURRENCY TRANSLATION AND REMEASUREMENT
The functional currency of the Company’s New Zealand-based operations is the New Zealand dollar. All assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the respective balance sheet dates. Translation gains and losses are recorded as a separate component of Accumulated Other Comprehensive Income (“AOCI”), within Shareholders’ Equity.
U.S. denominated transactions of the New Zealand subsidiary are remeasured into New Zealand dollars at the exchange rate in effect on the date of the transaction and recognized in earnings, net of related cash flow hedges. All income statement items of the New Zealand subsidiary are translated into U.S. dollars for reporting purposes using monthly average exchange rates with translation gains and losses being recorded as a separate component of AOCI, within Shareholders’ Equity.
REVENUE RECOGNITION
The Company recognizes revenues when control of promised goods or services (“performance obligations”) is transferred to customers, in an amount that reflects the consideration expected in exchange for those goods or services (“transaction price”). The Company generally satisfies performance obligations within a year of entering into a contract and therefore has applied the disclosure exemption found under ASC 606-10-50-14. Unsatisfied performance obligations as of December 31, 2019 are primarily due to advances on stumpage contracts and unearned hunt license revenue. These performance obligations are expected to be satisfied within the next twelve months. The Company generally collects payment within a year of satisfying performance obligations and therefore has elected not to adjust revenues for a financing component.
TIMBER SALES
Revenue from the sale of timber is recognized when control passes to the buyer. The Company utilizes two primary methods or sales channels for the sale of timber – a stumpage/standing timber model and a delivered log model. The sales method the Company employs depends upon local market conditions and which method management believes will provide the best overall margins.
Under the stumpage model, standing timber is sold primarily under pay-as-cut contracts, with a specified duration (typically one year or less) and fixed prices, whereby revenue is recognized as timber is severed and the sales volume is determined. The Company also sells stumpage under lump-sum contracts for specified parcels where the Company receives cash for the full agreed value of the timber prior to harvest and control passes to the buyer upon signing the contract. The Company retains interest in the land, slash products and the use of the land for recreational and other purposes. Any uncut timber remaining at the end of the contract period reverts to the Company. Revenue is recognized for lump-sum timber sales when payment is received, the contract is signed and control passes to the buyer. A third type of stumpage sale the Company utilizes is an agreed-volume sale, whereby revenue is recognized using the output method, as periodic physical observations are made of the percentage of acreage harvested.
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

NON-TIMBER SALES
Non-timber sales are primarily comprised of hunting and recreational licenses. Such sales and any related costs are recognized ratably over the term of the agreement and included in “Sales” and “Cost of sales”, respectively. Payment is generally due upon contract execution.
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
REAL ESTATE
The Company recognizes revenue on sales of real estate generally at the point in time when cash has been received, the sale has closed and control has passed to the buyer. A deposit of 5% is generally required at the time a purchase and sale agreement is executed, with the balance due at closing. On sales of real estate containing future performance obligations, revenue is recognized using the input method based on costs incurred to date relative to the total costs expected to fulfill the performance obligations in the contract with the customer.
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
EMPLOYEE BENEFIT PLANS
The determination of expense and funding requirements for Rayonier’s defined benefit pension plan, its unfunded excess pension plan and its postretirement life insurance plan are largely based on a number of actuarial assumptions. The key assumptions include discount rate, return on assets, salary increases, mortality rates and longevity of employees. See Note 16 — Employee Benefit Plans for assumptions used to determine benefit obligations, and the net periodic benefit cost for the year ended December 31, 2019.
Periodic pension and other postretirement expense is included in “Cost of sales,” “Selling and general expenses” and “Interest and other miscellaneous income, net” in the Consolidated Statements of Income and Comprehensive Income. The service cost component of net periodic benefit cost is included in “Cost of sales” and “Selling and general expenses” while the other components of net periodic benefit cost (interest cost, expected return on plan assets and amortization of losses or gains) are presented outside of income from operations in “Interest and other miscellaneous income, net.” At December 31, 2019 and 2018, the Company’s pension plans were in a net liability position (underfunded) of $23.8 million and $28.6 million, respectively. The estimated amount to be paid in the next 12 months is recorded in “Accrued payroll and benefits” on the Consolidated Balance Sheets, with the remainder recorded as a long-term liability in “Pension and Other Postretirement Benefits.” Changes in the funded status of the Company’s plans are recorded through other comprehensive (loss) income in the year in which the changes occur. The Company measures plan assets and benefit obligations as of the fiscal year-end. See Note 16 — Employee Benefit Plans for additional information.
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
The Company’s income tax returns are subject to audit by U.S. federal, state and foreign taxing authorities. In evaluating the tax benefits associated with various tax filing positions, the Company records a tax benefit for an uncertain tax position if it is more-likely-than-not to be realized upon ultimate settlement of the issue. The Company records a liability for an uncertain tax position that does not meet this criterion. The Company adjusts its liabilities for uncertain tax benefits in the period in which it is determined the issue is settled with the taxing authorities, the statute of limitations expires for the relevant taxing authority to examine the tax position or when new facts or information become available. See Note 10 — Income Taxes for additional information.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
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
The Company adopted ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Non-employee Share-Based Payment Accounting in the first quarter ended March 31, 2019 with no impact on the consolidated financial statements.
NEW ACCOUNTING PRONOUNCEMENTS
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires companies to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate the lifetime "expected credit loss" and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model applies to all financial assets, including trade receivables. ASU No. 2016-13 is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods. The Company does not expect a material impact on the Company’s Consolidated Financial Statements.
SUBSEQUENT EVENTS
Pope Resources Acquisition
On January 15, 2020, the Company entered into a definitive merger agreement under which Rayonier will acquire all of the outstanding limited partnership units of Pope Resources, A Delaware Limited Partnership for consideration consisting of equity and cash. Pursuant to the terms of the agreement, elections of cash versus equity will be subject to proration to ensure that the ratio of cash and equity would be equal to the amounts issued as if every Pope Resources unit received 2.751 Rayonier common shares or Rayonier operating partnership units and $37.50 in cash. The merger agreement also provides for Rayonier to acquire the general partner entities of Pope Resources, Pope MGP, Inc. and Pope EGP, Inc., for consideration consisting of $10 million of cash. This transaction is expected to close in mid-2020.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

2.    REVENUE
Adoption of ASC 606
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
The following table summarizes revenue recognized during the years ended December 31, 2019 and 2018 that was included in the contract liability balance at the beginning of each year:

	Year Ended December 31,
	2019	2018
Revenue recognized from contract liability balance at the beginning of the year (a)	$10,039	$9,004

(a)	Revenue recognized was primarily from hunting licenses and the use of advances on pay-as-cut timber sales.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The following tables present our revenue from contracts with customers disaggregated by product type for the years ended December 31, 2019, 2018 and 2017:

Year Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Elim.	Total
December 31, 2019
Pulpwood	$86,537	$10,350	$32,925	—	$13,351	—	$143,163
Sawtimber	67,360	72,377	198,481	—	101,255	—	439,473
Hardwood	5,259	—	—	—	—	—	5,259
Total Timber Sales	159,156	82,727	231,406	—	114,606	—	587,895
License Revenue, Primarily From Hunting	18,270	717	361	—	—	—	19,348
Other Non-Timber/Carbon Revenue	16,685	1,970	10,094	—	—	—	28,749
Agency Fee Income	—	—	—	—	677	—	677
Total Non-Timber Sales	34,955	2,687	10,455	—	677	—	48,774
Improved Development	—	—	—	5,882	—	—	5,882
Unimproved Development	—	—	—	19,476	—	—	19,476
Rural	—	—	—	29,852	—	—	29,852
Timberlands & Non-Strategic	—	—	—	19,133	—	—	19,133
Other	—	—	—	544	—	—	544
Total Real Estate Sales	—	—	—	74,887	—	—	74,887

Revenue from Contracts with Customers	194,111	85,414	241,861	74,887	115,283	—	711,556
Intersegment	—	—	—	—	155	(155)	—
Total Revenue	$194,111	$85,414	$241,861	$74,887	$115,438	($155)	$711,556

December 31, 2018
Pulpwood	$80,134	$14,305	$28,737	—	$13,771	—	$136,947
Sawtimber	60,295	92,166	213,206	—	134,299	—	499,966
Hardwood	3,433	—	—	—	—	—	3,433
Total Timber Sales	143,863	106,471	241,943	—	148,070	—	640,347
License Revenue, Primarily from Hunting	16,285	709	401	—	—	—	17,395
Other Non-Timber/Carbon Revenue	9,847	2,652	6,670	—	—	—	19,169
Agency Fee Income	—	—	—	—	652	—	652
Total Non-Timber Sales	26,132	3,361	7,071	—	652	—	37,216
Improved Development	—	—	—	8,336	—	—	8,336
Unimproved Development	—	—	—	8,621	—	—	8,621
Rural	—	—	—	22,689	—	—	22,689
Timberlands & Non-Strategic	—	—	—	98,872	—	—	98,872
Other	—	—		57	—	—	57
Total Real Estate Sales	—	—	—	138,575	—	—	138,575

Revenue from Contracts with Customers	169,995	109,832	249,014	138,575	148,722	—	816,138
Intersegment	—	—	—	—	92	(92)	—
Total Revenue	$169,995	$109,832	$249,014	$138,575	$148,814	($92)	$816,138

December 31, 2017
Pulpwood	$67,836	$11,242	$24,934	—	$13,352	—	$117,364
Sawtimber	50,891	77,477	197,521	—	137,854	—	463,743
Hardwood	3,912	—	—	—	—	—	3,912
Total Timber Sales	122,639	88,719	222,455	—	151,206	—	585,019
License Revenue, Primarily from Hunting	16,004	646	227	—	—	—	16,877
Other Non-Timber/Carbon Revenue	5,867	2,512	617	—	—	—	8,996
Agency Fee Income	—	—	—	—	1,378	—	1,378
Total Non-Timber Sales	21,871	3,158	844	—	1,378	—	27,251
Improved Development	—	—	—	6,889	—	—	6,889
Unimproved Development	—	—	—	16,405	—	—	16,405
Rural	—	—	—	18,632	—	—	18,632
Timberlands & Non-Strategic	—	—	—	70,590	—	—	70,590
Large Dispositions	—	—	—	95,351	—	—	95,351
Other	—	—	—	(541)	—	—	(541)
Total Real Estate Sales	—	—	—	207,326	—	—	207,326

Revenue from Contracts with Customers	144,510	91,877	223,299	207,326	152,584	—	819,596
Total Revenue	$144,510	$91,877	$223,299	$207,326	$152,584	—	$819,596

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The following tables present our timber sales disaggregated by contract type for the years ended December 31, 2019, 2018 and 2017:

Year Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Trading	Total
December 31, 2019
Stumpage Pay-as-Cut	$71,943	—	—	—	$71,943
Stumpage Lump Sum	7,428	2,749	—	—	10,177
Total Stumpage	79,371	2,749	—	—	82,120

Delivered Wood (Domestic)	71,054	79,978	80,974	5,488	237,494
Delivered Wood (Export)	8,731	—	150,432	109,118	268,281
Total Delivered	79,785	79,978	231,406	114,606	505,775

Total Timber Sales	$159,156	$82,727	$231,406	$114,606	$587,895

December 31, 2018
Stumpage Pay-as-Cut	$72,385	—	—	—	$72,385
Stumpage Lump Sum	4,988	11,854	—	—	16,842
Total Stumpage	77,373	11,854	—	—	89,227

Delivered Wood (Domestic)	60,931	94,617	90,631	6,141	252,320
Delivered Wood (Export)	5,559	—	151,312	141,929	298,800
Total Delivered	66,490	94,617	241,943	148,070	551,120

Total Timber Sales	$143,863	$106,471	$241,943	$148,070	$640,347

December 31, 2017
Stumpage Pay-as-Cut	$71,120	—	—	—	$71,120
Stumpage Lump Sum	9,093	10,628	—	—	19,721
Stumpage Agreed Volume	—	1,234	—	—	1,234
Total Stumpage	80,213	11,862	—	—	92,075

Delivered Wood (Domestic)	42,426	76,857	84,221	6,044	209,548
Delivered Wood (Export)	—	—	138,234	145,162	283,396
Total Delivered	42,426	76,857	222,455	151,206	492,944

Total Timber Sales	$122,639	$88,719	$222,455	$151,206	$585,019

3.	TIMBERLAND ACQUISITIONS
In 2019, the Company acquired approximately 62,000 acres of U.S. timberland located in Florida, Georgia, Texas, and Washington through sixteen transactions for an aggregate value of $106.3 million. Approximately $29.8 million of these acquisitions were acquired using like-kind exchange proceeds while the remaining $76.5 million were funded from operating cash flow and the use of the Company’s revolving credit facility. Additionally, during 2019, the Company acquired approximately 9,000 acres of timberland (including approximately 2,000 acres of leased land) in New Zealand for approximately $36.0 million. These acquisitions were funded from operating cash flow.
In 2018, the Company acquired approximately 26,000 acres of U.S. timberland in Florida, Georgia and Texas for $45.9 million of like-kind exchange proceeds. Additionally, in two transactions during 2018, the Company acquired forestry rights covering approximately 4,000 acres of timberland in New Zealand for approximately $11.7 million. These acquisitions were funded from operating cash flow and use of the New Zealand subsidiary’s working capital facility.
See Note 6 - Debt for additional information on the Company’s revolving credit facility and the New Zealand subsidiary’s working capital facility.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The following table summarizes the timberland acquisitions for the years ended December 31, 2019 and 2018:

	2019		2018
	Cost	Acres	Cost		Acres
Florida	$71,183	42,522	$35,560		20,513
Georgia	13,395	10,271	2,532		2,232
Texas	14,349	6,643	7,851	70,919	3,279
Washington	7,340	2,260	—		—
New Zealand	36,020	9,223	11,665		3,833
Total Acquisitions	$142,287	70,919	$57,608		29,857

4.	LEASES
ADOPTION OF ASC 842
For more information on the adoption of ASC 842, including required transition disclosures, see Note 1 - Summary of Significant Accounting Policies.
TIMBERLAND LEASES
U.S. timberland leases typically have initial terms of approximately 30 to 65 years, with renewal provisions in some cases. New Zealand timberland lease terms typically range between 30 and 99 years. New Zealand lease arrangements generally consist of Crown Forest Licenses (“CFLs”), forestry rights and land leases. A CFL is a license arrangement to use government or privately owned lands to operate a commercial forest. CFLs generally extend indefinitely and may only be terminated upon a 35-year termination notice. If no termination notice is given, the CFLs renew automatically each year for a one-year term. Alternatively, some CFLs extend for a specific term. Once a CFL is terminated, the Company may be able to obtain a forestry right from the subsequent owner. A forestry right is a license arrangement with a private entity to use their lands to operate a commercial forest. Forestry rights terminate either upon the issuance of a termination notice (which can last 35 to 45 years), completion of harvest, or a specified termination date.
As of December 31, 2019, the New Zealand subsidiary has two CFLs comprising 9,000 acres under termination notice that are being relinquished as harvest activities are concluded, as well as two fixed-term CFLs comprising 3,000 acres expiring in 2062. Additionally, the New Zealand subsidiary has two forestry rights comprising 32,000 acres under termination notice that are being relinquished as harvest activities are concluded in 2026 and 2030.
OTHER NON-TIMBERLAND LEASES
In addition to timberland holdings, the Company leases properties for certain office locations. Significant leased properties include a regional office in Lufkin, Texas; a Pacific Northwest Timber office in Hoquiam, Washington and a New Zealand Timber and Trading headquarters in Auckland, New Zealand.
LEASE MATURITIES, LEASE COST AND OTHER LEASE INFORMATION
The following table details the Company’s undiscounted lease obligations as of December 31, 2019 by type of lease and year of expiration:

	Year of Expiration
Lease obligations	Total	2020	2021	2022	2023	2024	Thereafter
Operating lease liabilities	$193,320	$10,028	$9,293	$8,413	$8,355	$8,281	$148,950
Total Undiscounted Cash Flows	$193,320	$10,028	$9,293	$8,413	$8,355	$8,281	$148,950
Imputed interest	(92,796)
Balance at December 31, 2019	100,524
Less: Current portion	(10,043)
Non-current portion at December 31, 2019	$90,481

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The following table details components of the Company’s lease cost for year ended December 31, 2019:

Year Ended December 31,
Lease Cost Components	2019
Operating lease cost	$10,870
Variable lease cost (a)	235
Total lease cost (b)	$11,105

(a)	The majority of timberland leases are subject to increases or decreases based on either the Consumer Price Index, Producer Price Index or market rates.

(b)
Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for these leases are expensed on a straight line basis over the lease term. Short-term lease expense was not material for the year ended December 31, 2019.

The following table details components of the Company’s lease cost for the year ended December 31, 2019:

Year Ended December 31,
Supplemental cash flow information related to leases:	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,567
Investing cash flows from operating leases	8,303
Total cash flows from operating leases	$10,870

Weighted-average remaining lease term in years - operating leases	28
Weighted-average discount rate - operating leases	5%
The Company applied the following practical expedients upon adoption of the new standard as allowed under ASC 842:

Practical Expedient	Description
Short-term leases
The Company does not record right-of-use assets or liabilities for short-term leases (a lease that at commencement date has a lease term of 12 months or less and does not contain a purchase option that is reasonably certain to be exercised).

Separation of lease and non-lease components
The Company does not separate non-lease components from the associated lease components if they have the same timing and pattern of transfer and, if accounted for separately, would both be classified as an operating lease.

5.	SEGMENT AND GEOGRAPHICAL INFORMATION
Rayonier operates in five reportable segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate and Trading.
See Note 1 - Summary of Significant Accounting Policies for a discussion of the current year reclassification of Real Estate segment sales related to marketing fees and deferred revenue adjustments from Improved Development to Other.
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
Segment information for each of the three years ended December 31, 2019 follows:

	Sales by Product Line
	2019	2018	2017
Southern Timber	$194,111	$169,995	$144,510
Pacific Northwest Timber	85,414	109,832	91,877
New Zealand Timber	241,861	249,014	223,299
Real Estate
Improved Development	5,882	8,336	6,889
Unimproved Development	19,476	8,621	16,405
Rural	29,852	22,689	18,632
Timberlands & Non-Strategic	19,133	98,872	70,590
Large Dispositions	—	—	95,351
Other (a)	544	57	(541)
Total Real Estate	74,887	138,575	207,326
Trading	115,438	148,814	152,584
Intersegment eliminations	(155)	(92)	—
Total Sales	$711,556	$816,138	$819,596

(a)	Includes marketing fees and deferred revenue adjustments related to Improved Development sales.

	Operating Income (Loss)
	2019	2018	2017
Southern Timber	$57,804	$44,245	$42,254
Pacific Northwest Timber	(12,427)	8,137	1,127
New Zealand Timber	48,035	62,754	57,567
Real Estate (a)	38,665	76,240	130,856
Trading	8	953	4,578
Corporate and other	(25,058)	(22,261)	(20,891)
Total Operating Income	107,027	170,068	215,491
Unallocated interest expense and other	(26,409)	(27,502)	(32,231)
Total Income before Income Taxes	$80,618	$142,566	$183,260

(a)	The year 2017 includes Large Dispositions of $67.0 million.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	Gross Capital Expenditures
	2019	2018	2017
Capital Expenditures (a)
Southern Timber	$34,574	$35,388	$34,476
Pacific Northwest Timber	11,220	9,311	10,254
New Zealand Timber	17,357	17,318	17,046
Real Estate	204	284	1,348
Corporate and other	641	24	2,221
Total capital expenditures	$63,996	$62,325	$65,345

Timberland Acquisitions
Southern Timber	$98,927	$45,943	$220,051
Pacific Northwest Timber	7,340	—	1,483
New Zealand Timber	36,020	11,665	21,376
Total timberland acquisitions	$142,287	$57,608	$242,910

Total Gross Capital Expenditures	$206,283	$119,933	$308,255

(a)
Excludes timberland acquisitions presented separately in addition to spending on the Rayonier office building of $6.1 million in 2017 and real estate development investments of $6.8 million, $9.5 million and $15.8 million in the years 2019, 2018 and 2017, respectively.

	Depreciation, Depletion and Amortization
	2019	2018	2017
Southern Timber	$61,923	$58,609	$49,357
Pacific Northwest Timber	29,165	32,779	32,008
New Zealand Timber	27,761	28,007	27,499
Real Estate (a)	8,229	23,566	36,343
Corporate and other	1,157	1,160	794
Total	$128,235	$144,121	$146,001

(a)	The year 2017 includes Large Dispositions of $18.4 million.

	Non-Cash Cost of Land and Improved Development
	2019	2018	2017
Real Estate (a)	$12,565	$23,553	$23,498

(a) The year 2017 includes Large Dispositions of $9.8 million.

	Geographical Operating Information
	Sales			Operating Income			Identifiable Assets
	2019	2018	2017	2019	2018	2017	2019	2018
United States	$354,395	$390,396	$419,402	$58,945	$83,357	$138,528	$2,288,642	$2,282,480
New Zealand	357,161	425,742	400,194	48,082	86,711	76,963	572,354	498,186
Total	$711,556	$816,138	$819,596	$107,027	$170,068	$215,491	$2,860,996	$2,780,666

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

6.	DEBT
Rayonier’s debt consisted of the following at December 31, 2019 and 2018:

	2019	2018
Term Credit Agreement due 2024 at a variable interest rate of 3.3% at December 31, 2019	$350,000	$350,000
Senior Notes due 2022 at a fixed interest rate of 3.75%	325,000	325,000
Incremental Term Loan Agreement due 2026 at a variable interest rate of 3.6% at December 31, 2019	300,000	300,000
Revolving Credit Facility due 2020 at a variable interest rate of 3.0% at December 31, 2019	82,000	—
Total debt	1,057,000	975,000
Less: Current maturities of long-term debt	(82,000)	—
Less: Deferred financing costs	(1,871)	(2,433)
Long-term debt, net of deferred financing costs	$973,129	$972,567

Principal payments due during the next five years and thereafter are as follows:

2020	82,000
2021	—
2022	325,000
2023	—
2024	350,000
Thereafter	300,000
Total debt	$1,057,000

TERM CREDIT AGREEMENT
In August 2015, the Company entered into a credit agreement with CoBank, ACB, as administrative agent, and a syndicate of Farm Credit institutions and other commercial banks to provide $550 million of new credit facilities, including a nine-year $350 million term loan facility. The periodic interest rate on the term loan facility is subject to a pricing grid based on the Company’s leverage ratio, as defined in the credit agreement. As of December 31, 2019, the periodic interest rate on the term loan facility was LIBOR plus 1.625%. Monthly payments of interest only are due on this loan through maturity. Following the closing of the term loan, the Company entered into several interest rate swap transactions to fix the cost of the term loan facility over its nine-year term. The term credit agreement allows the Company to receive annual patronage payments, which are profit distributions made by a cooperative to its member-users based on the quantity or value of business done with the member-user. The Company estimates the effective interest rate on the term loan facility to be approximately 3.3% after consideration of the interest rate swaps and estimated patronage refunds. For additional information on the Company’s interest rate swaps see Note 14 — Derivative Financial Instruments and Hedging Activities.
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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

INCREMENTAL TERM LOAN AGREEMENT
In April 2016, the Company entered into an incremental term loan agreement with CoBank, ACB, as administrative agent, and a syndicate of Farm Credit institutions to provide a 10-year, $300 million incremental term loan. The periodic interest rate on the incremental term loan agreement is subject to a pricing grid based on the Company’s leverage ratio, as defined in the credit agreement. As of December 31, 2019, the periodic interest rate on the incremental term loan was LIBOR plus 1.900%. Monthly payments of interest only are due on this loan through maturity. Following the closing of the incremental term loan, the Company entered into several interest rate swap transactions to fix the cost of the facility over its 10-year term. The Company estimates the effective interest rate on the incremental term loan facility to be approximately 2.8% after consideration of the interest rate swaps and estimated patronage payments. For additional information on the Company’s interest rate swaps see Note 14 — Derivative Financial Instruments and Hedging Activities.
REVOLVING CREDIT FACILITY
In August 2015, the Company entered into a five-year $200 million unsecured revolving credit facility, replacing the previous $200 million revolving credit facility and $100 million farm credit facility, which were scheduled to expire in April 2016 and December 2019, respectively. The periodic interest rate on the revolving credit facility is subject to a pricing grid based on the Company’s leverage ratio, as defined in the credit agreement. As of December 31, 2019, the periodic interest rate on the revolving credit facility was LIBOR plus 1.250%, with an unused commitment fee of 0.175%. Monthly payments of interest only are due on this loan through maturity. At December 31, 2019, the Company had $116.5 million of available borrowings under this facility, net of $1.5 million to secure its outstanding letters of credit.
NEW ZEALAND SUBSIDIARY DEBT
In April 2013, Rayonier acquired an additional 39% interest in its New Zealand subsidiary, bringing its total ownership to 65%, and as a result, the New Zealand subsidiary’s debt was consolidated effective on that date. On March 3, 2016, as a result of a capital contribution, the Company’s ownership interest in the New Zealand subsidiary increased to 77%. See Note 8 — New Zealand Subsidiary for further information.
WORKING CAPITAL FACILITIES
In June 2019, the New Zealand subsidiary renewed its NZ$20 million working capital facility for an additional 12-month term. The NZ$20 million working capital facility is available for short-term operating cash flow needs of the New Zealand subsidiary. This facility holds a variable interest rate indexed to the 90-day New Zealand Bank Bill rate (“BKBM”). The margins are set for the term of the facility. During the year ended December 31, 2019, the New Zealand subsidiary made no borrowings and repayments on its working capital facility. At December 31, 2019, there was no outstanding balance on the working capital facility.
DEBT COVENANTS
In connection with the Company’s $350 million term credit agreement (the “Term Credit Agreement”), $300 million incremental term loan agreement (the “Incremental Term Loan Agreement”) and $200 million revolving credit facility (the “Revolving Credit Facility”), customary covenants must be met, the most significant of which include interest coverage and leverage ratios.
In addition to these financial covenants listed above, the Senior Notes, Term Credit Agreement, Incremental Term Loan Agreement and Revolving Credit Facility include customary covenants that limit the incurrence of debt and the disposition of assets, among others. At December 31, 2019, the Company was in compliance with all covenants.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

7.	HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS
Rayonier continuously assesses potential alternative uses of its timberlands, as some properties may become more valuable for development, residential, recreation or other purposes. The Company periodically transfers, via a sale or contribution from the REIT to taxable REIT subsidiaries (“TRS”), HBU timberlands to enable land-use entitlement, development or marketing activities. The Company also periodically acquires HBU properties in connection with timberland acquisitions. These properties are managed as timberlands until sold or developed. While the majority of HBU sales involve rural and recreational land, the Company also selectively pursues various land-use entitlements on certain properties for residential, commercial and industrial development in order to enhance the long-term value of such properties. For selected development properties, Rayonier also invests in targeted infrastructure improvements, such as roadways and utilities, to accelerate the marketability and improve the value of such properties.
An analysis of higher and better use timberlands and real estate development investments from December 31, 2018 to December 31, 2019 is shown below:

	Higher and Better Use Timberlands and Real Estate Development Investments
	Land and Timber	Development Investments	Total
Non-current portion at December 31, 2018	$59,189	$26,420	$85,609
Plus: Current portion (a)	4,239	7,680	11,919
Total Balance at December 31, 2018	63,428	34,100	97,528
Non-cash cost of land and improved development	(1,916)	(4,814)	(6,730)
Timber depletion from harvesting activities and basis of timber sold in real estate sales	(2,866)	—	(2,866)
Capitalized real estate development investments (b)	—	6,803	6,803
Capital expenditures (silviculture)	204	—	204
Intersegment transfers	(485)	—	(485)
Total Balance at December 31, 2019	58,365	36,089	94,454
Less: Current portion (a)	(274)	(12,389)	(12,663)
Non-current portion at December 31, 2019	$58,091	$23,700	$81,791

(a)	The current portion of Higher and Better Use Timberlands and Real Estate Development Investments is recorded in Inventory. See Note 19 — Inventory for additional information.

(b)	Capitalized real estate development investments includes $0.4 million of capitalized interest.

8.	NEW ZEALAND SUBSIDIARY
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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

9.	COMMITMENTS
At December 31, 2019, the future minimum payments under non-cancellable commitments were as follows:

	Development Projects (a)	Pension Contributions (b)	Commitments (c)	Total
2020	$4,403	$3,599	$2,510	$10,512
2021	178	681	2,122	2,981
2022	178	—	2,027	2,205
2023	178	—	2,007	2,185
2024	178	—	1,171	1,349
Thereafter	2,749	—	—	2,749
	$7,864	$4,280	$9,837	$21,981

(a)	Primarily consisting of payments expected to be made on the Company’s Wildlight and Richmond Hill development projects.

(b)	Pension contribution requirements are based on actuarially determined estimates and IRS minimum funding requirements.

(c)	Commitments include payments expected to be made on foreign exchange contracts, timberland deeds and other purchase obligations.

10.	INCOME TAXES
Our U.S. timber operations are primarily conducted by our REIT entity and are generally not subject to U.S. federal and state income taxation. Our New Zealand timber operations are conducted by the New Zealand subsidiary, which is subject to corporate-level tax in New Zealand. Our non-REIT qualifying operations, which are subject to corporate-level tax, are held by various TRS entities. These operations include our log trading business and certain real estate activities, such as the sale, entitlement and development of HBU properties.
PROVISION FOR INCOME TAXES FROM CONTINUING OPERATIONS
The provision for income taxes for each of the three years ended December 31 follows:

	2019	2018	2017
Current
U.S. federal	$2	$2	$261
State	(122)	37	(38)
Foreign	(1,542)	(1,914)	(245)
	(1,662)	(1,875)	(22)
Deferred
U.S. federal	465	3,803	13,028
State	17	146	—
Foreign	(11,278)	(23,360)	(21,659)
	(10,796)	(19,411)	(8,631)
Changes in valuation allowance	(482)	(3,950)	(13,028)
Total	($12,940)	($25,236)	($21,681)

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

A reconciliation of the U.S. federal statutory income tax rate to the actual income tax rate for each of the three years ended December 31 follows:

	2019		2018		2017
U.S. federal statutory income tax rate	($16,930)	(21.0)%	($29,939)	(21.0)%	($64,141)	(35.0)%
U.S. and foreign REIT income	19,902	24.7	32,949	23.1	63,813	34.8
Matariki Group and Rayonier New Zealand Ltd	(11,181)	(13.9)	(23,166)	(16.2)	(19,182)	(10.5)
Transition tax	—	—	—	—	(3,506)	(1.9)
Change in valuation allowance	(482)	(0.6)	(3,950)	(2.8)	(13,028)	(7.1)
ASU No. 2016-16 adoption impact	—	—	—	—	16,631	9.1
Deemed repatriation of unremitted foreign earnings	—	—	—	—	7,368	4.0
Reduction of deferred tax asset for statutory rate change	—	—	—	—	(10,499)	(5.7)
Internal transfer of assets deferred	(1,815)	(2.3)	—	—	—	—
Foreign income tax withholding	(1,535)	(1.9)	(1,848)	(1.3)	—	—
Other	(899)	(1.1)	718	0.5	863	0.5
Income tax expense as reported for net income	($12,940)	(16.1)%	($25,236)	(17.7)%	($21,681)	(11.8)%

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
DEFERRED TAXES
Deferred income taxes result from differences between the timing of recognizing revenues and expenses for financial book purposes versus income tax purposes. The nature of the temporary differences and the resulting net deferred tax asset/liability for the two years ended December 31 follows:

	2019	2018
Gross deferred tax assets:
Pension, postretirement and other employee benefits	$1,512	$1,791
New Zealand subsidiary	23,211	14,252
CBPC tax credit carry forwards	14,555	14,555
Capitalized real estate costs	6,635	7,386
U.S. TRS net operating loss	5,410	5,747
Land basis difference	10,626	11,282
Other	4,356	4,047
Total gross deferred tax assets	66,305	59,060
Less: Valuation allowance	(39,320)	(38,839)
Total deferred tax assets after valuation allowance	$26,985	$20,221
Gross deferred tax liabilities:
Accelerated depreciation	(23)	(73)
New Zealand subsidiary	(87,548)	(66,430)
Timber installment sale	—	(4,823)
Other	(3,938)	(1,272)
Total gross deferred tax liabilities	(91,509)	(72,598)
Net deferred tax liability reported as noncurrent	($64,524)	($52,377)

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Foreign net operating loss (“NOL”) and tax credit carryforwards as of the two years ended December 31 follows:

	Gross Amount	Valuation Allowance	Expiration
2019
New Zealand subsidiary NOL carryforwards	$11,650	—	None
U.S. net deferred tax asset	24,765	(24,765)	None
Cellulosic Biofuel Producer Credit (a)	14,555	(14,555)	2023
Total Valuation Allowance		($39,320)
2018
New Zealand subsidiary NOL carryforwards	$31,052	—	None
U.S. net deferred tax asset	24,284	(24,284)	None
Cellulosic Biofuel Producer Credit (a)	14,555	(14,555)	2019
Total Valuation Allowance		($38,839)

(a)
The Further Consolidated Appropriations Act, 2020 was signed into law on December 20, 2019. The Further Consolidated Appropriations Act, 2020 included the Taxpayer Certainty and Disaster Relief Act of 2019 (Tax Extenders Act), which temporarily renewed approximately two dozen credits that previously expired or were set to expire at the end of 2019. The Cellulosic Biofuel Producer Credit was one of the credits extended under this act.

UNRECOGNIZED TAX BENEFITS
A reconciliation of the beginning and ending unrecognized tax benefits for the three years ended December 31 follows:

	2019	2018	2017
Balance at January 1,	—	—	$135
Decreases related to prior year tax positions (a)	—	—	(135)
Increases related to prior year tax positions	—	—	—
Balance at December 31,	—	—	—

(a)	Result of a lapse of the applicable statute of limitations.
The Company records interest (and penalties, if applicable) related to unrecognized tax benefits in non-operating expense. The Company recorded no benefit to interest expense in 2019, 2018 and 2017, respectively and had no recorded liabilities for the payment of interest at December 31, 2019 and 2018.
TAX STATUTES
The following table provides detail of the tax years that remain open to examination by the IRS and other significant taxing jurisdictions:

Taxing Jurisdiction	Open Tax Years
U.S. Internal Revenue Service	2016 - 2018
New Zealand Inland Revenue	2014 - 2018

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

11.	CONTINGENCIES

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
The Company provides financial guarantees as required by creditors, insurance programs, and various governmental agencies. As of December 31, 2019, the following financial guarantees were outstanding:

Financial Commitments (a)	Maximum Potential Payment
Standby letters of credit (b)	$1,509
Surety bonds (c)	3,487
Total financial commitments	$4,996

(a)
The Company has not recorded any liabilities for these financial commitments in the Consolidated Balance Sheets. The guarantees are not subject to measurement, as the guarantees are dependent on the Company’s own performance.

(b)
Approximately $0.5 million of the standby letters of credit serve as credit support for infrastructure at the Company’s Wildlight development project. The remaining letters of credit support various insurance related agreements, primarily workers’ compensation. These letters of credit will expire at various dates during 2020 and will be renewed as required.

(c)
Rayonier issues surety bonds primarily to secure performance obligations related to various operational activities and to provide collateral for the Company’s Wildlight development project in Nassau County, Florida. These bonds expire at various dates during 2020 and are expected to be renewed as required.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

13.	EARNINGS PER COMMON SHARE
Basic earnings per share (“EPS”) is calculated by dividing net income attributable to Rayonier by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by dividing net income attributable to Rayonier by the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options, performance shares, restricted shares, restricted stock units and convertible debt.
The following table provides details of the calculation of basic and diluted EPS for the three years ended December 31:

	2019	2018	2017
Net Income	$67,678	$117,330	$161,579
Less: Net income attributable to noncontrolling interest	(8,573)	(15,114)	(12,737)
Net income attributable to Rayonier Inc.	$59,105	$102,216	$148,842

Shares used for determining basic earnings per common share	129,257,202	129,043,627	127,367,608
Dilutive effect of:
Stock options	12,209	71,276	91,956
Performance shares, restricted shares and restricted stock units	328,977	575,328	350,385
Shares used for determining diluted earnings per common share	129,598,388	129,690,231	127,809,949

Basic earnings per common share attributable to Rayonier Inc.:	$0.46	$0.79	$1.17
Diluted earnings per common share attributable to Rayonier Inc.:	$0.46	$0.79	$1.16

	2019	2018	2017
Anti-dilutive shares excluded from computations of diluted earnings per share:
Stock options, performance shares, restricted shares and restricted stock units	450,681	254,282	596,061

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

14.	DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
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
FOREIGN CURRENCY EXCHANGE AND OPTION CONTRACTS
The functional currency of Rayonier’s wholly-owned subsidiary, Rayonier New Zealand Limited, and the New Zealand subsidiary is the New Zealand dollar. The New Zealand subsidiary is exposed to foreign currency risk on export sales and ocean freight payments, which are mainly denominated in U.S. dollars. The New Zealand subsidiary typically hedges 50% to 90% of its estimated foreign currency exposure with respect to the following twelve months forecasted sales and purchases less distributions and up to 75% of the forward twelve to 18 months. Foreign currency exposure from the New Zealand subsidiary’s trading operations is typically hedged based on the following three months forecasted sales and purchases. As of December 31, 2019, foreign currency exchange contracts and foreign currency option contracts had maturity dates through April 2021 and March 2021, respectively.
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
INTEREST RATE SWAPS
The Company is exposed to cash flow interest rate risk on its variable-rate Term Credit Agreement and Incremental Term Loan (as discussed below), and uses variable-to-fixed interest rate swaps to hedge this exposure. For these derivative instruments, the Company reports the gains/losses from the fluctuations in the fair market value of the hedges in AOCI and reclassifies them to earnings as interest expense in the same period in which the hedged interest payments affect earnings. For additional information on the Company’s interest rate swaps see Note 6 — Debt.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The following table contains information on the outstanding interest rate swaps as of December 31, 2019:

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

CARBON OPTIONS
The New Zealand subsidiary enters into carbon options from time to time to sell carbon assets at certain prices. Changes in fair value of the carbon option contracts are recorded in “Interest and other miscellaneous income, net” as the contracts do not qualify for hedge accounting treatment. As of December 31, 2019, carbon option contracts had maturity dates through June 2020.
The following table demonstrates the impact, gross of tax, of the Company’s derivatives on the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2019, 2018 and 2017.

	Location on Statement of Income and Comprehensive Income	2019	2018	2017
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive (loss) income	$2,211	($4,357)	$2,100
Foreign currency option contracts	Other comprehensive (loss) income	159	(180)	(52)
Interest rate swaps	Other comprehensive (loss) income	(32,189)	8,296	4,214

Derivatives designated as a net investment hedge:
Foreign currency exchange contract	Other comprehensive (loss) income	—	(344)	—

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Interest and other miscellaneous income, net	$135	$2,183	$47
Carbon options	Interest and other miscellaneous income, net	(105)	(158)	—

During the next 12 months, the amount of the December 31, 2019 AOCI balance, net of tax, expected to be reclassified into earnings as a result of the maturation of the Company’s derivative instruments is a gain of approximately $0.3 million.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The following table contains the notional amounts of the derivative financial instruments recorded in the Consolidated Balance Sheets at December 31, 2019 and 2018:

	Notional Amount
	2019	2018
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	$56,350	$69,950
Foreign currency option contracts	22,000	24,000
Interest rate swaps	650,000	650,000

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	—	9,396
Carbon options (a)	9,592	2,517

(a)	Notional amount for carbon options is calculated as the number of units outstanding multiplied by the spot price as of December 31, 2019.

The following table contains the fair values of the derivative financial instruments recorded in the Consolidated Balance Sheets at December 31, 2019 and 2018. Changes in balances of derivative financial instruments are recorded as operating activities in the Consolidated Statements of Cash Flows:

		Fair Value Assets (Liabilities) (a)
	Location on Balance Sheet	2019	2018
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other current assets	424	—
	Other assets	390	—
	Other current liabilities	(172)	(1,569)
Foreign currency option contracts	Other current assets	151	217
	Other assets	209	102
	Other current liabilities	(27)	(106)
	Other non-current liabilities	(30)	(68)
Interest rate swaps	Other assets	2,614	23,735
	Other non-current liabilities	(11,068)	—

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Other current assets	—	152
	Other current liabilities	—	(24)
Carbon options (a)	Other current liabilities	(607)	(322)

Total derivative contracts:
Other current assets		$575	$369
Other assets		3,213	23,837
Total derivative assets		$3,788	$24,206

Other current liabilities		(806)	(2,021)
Other non-current liabilities		(11,098)	(68)
Total derivative liabilities		($11,904)	($2,089)

(a)	See Note 15 — Fair Value Measurements for further information on the fair value of our derivatives including their classification within the fair value hierarchy.

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

15.	FAIR VALUE MEASUREMENTS
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
The following table presents the carrying amount and estimated fair values of financial instruments held by the Company at December 31, 2019 and 2018, using market information and what the Company believes to be appropriate valuation methodologies under generally accepted accounting principles:

	December 31, 2019			December 31, 2018
Asset (liability) (a)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$68,735	$68,735	—	$148,374	$148,374	—
Restricted cash (b)	1,233	1,233	—	8,080	8,080	—
Current maturities of long-term debt	(82,000)	—	(82,000)	—	—	—
Long-term debt (c)	(973,129)	—	(981,500)	(972,567)	—	(975,845)
Interest rate swaps (d)	(8,454)	—	(8,454)	23,735	—	23,735
Foreign currency exchange contracts (d)	642	—	642	(1,442)	—	(1,442)
Foreign currency option contracts (d)	303	—	303	145	—	145
Carbon options contracts (d)	(607)	—	(607)	(322)	—	(322)
Marketable equity securities (e)	10,582	10,582	—	—	—	—

(a)	The Company did not have Level 3 assets or liabilities at December 31, 2019 and 2018.

(b)
Restricted cash represents the proceeds from like-kind exchange sales deposited with a third-party intermediary and cash held in escrow for real estate development obligations. See Note 20 - Restricted Cash for additional information.

(c)	The carrying amount of long-term debt is presented net of capitalized debt costs on non-revolving debt. See Note 6 — Debt for additional information.

(d)	See Note 14 — Derivative Financial Instruments and Hedging Activities for information regarding the Balance Sheet classification of the Company’s derivative financial instruments.

(e)
The Company’s investments in marketable equity securities are classified in “Other Assets” based on the nature of the securities and their availability for use in current operations. See Note 21 - Other Assets for additional information.

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
Marketable equity securities — The fair value of marketable equity securities is determined by quoted prices in their active market.
The following table presents marketable equity securities that have been in a continuous unrealized gain position for less than 12 months and for 12 months or greater at December 31, 2019 and December 31, 2018:

	December 31, 2019				December 31, 2018
	Carrying Amount	Less than 12 Months	12 Months or Greater	Total	Carrying Amount	Less than 12 Months	12 Months or Greater	Total
Fair value of marketable equity securities	$10,582	$10,582	—	$10,582	—	—	—	—
Unrealized gains	—	3,043	—	3,043	—	—	—	—

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

16.	EMPLOYEE BENEFIT PLANS
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
The following tables set forth the change in the projected benefit obligation and plan assets and reconcile the funded status and the amounts recognized in the Consolidated Balance Sheets for the pension and postretirement benefit plans for the two years ended December 31:

	Pension		Postretirement
	2019	2018	2019	2018
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$79,559	$87,986	$1,303	$1,420
Service cost	—	—	6	7
Interest cost	3,197	3,021	54	38
Actuarial loss (gain)	10,828	(8,160)	285	(149)
Benefits paid	(3,323)	(3,288)	(14)	(13)
Projected benefit obligation at end of year	$90,261	$79,559	$1,634	$1,303

Change in Plan Assets
Fair value of plan assets at beginning of year	$50,949	$57,377	—	—
Actual return on plan assets	12,975	(4,638)	—	—
Employer contributions	6,413	2,829	14	13
Benefits paid	(3,284)	(4,002)	(14)	(13)
Other expense	(593)	(617)	—	—
Fair value of plan assets at end of year	$66,460	$50,949	—	—

Funded Status at End of Year:
Net accrued benefit cost	($23,801)	($28,610)	($1,634)	($1,303)

Amounts Recognized in the Consolidated
Balance Sheets Consist of:
Current liabilities	($86)	($86)	($38)	($27)
Noncurrent liabilities	(23,715)	(28,524)	(1,596)	(1,276)
Net amount recognized	($23,801)	($28,610)	($1,634)	($1,303)

Net gains or losses recognized in other comprehensive (loss) income for the three years ended December 31 are as follows:

	Pension			Postretirement
	2019	2018	2017	2019	2018	2017
Net (losses) gains	($1,514)	($1,743)	($583)	($285)	$149	($89)

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Net gains or losses reclassified from other comprehensive income and recognized as a component of pension and postretirement expense for the three years ended December 31 are as follows:

	Pension			Postretirement
	2019	2018	2017	2019	2018	2017
Amortization of losses (gains)	$449	$673	$466	—	$2	($1)

Net losses that have not yet been included in pension and postretirement expense for the two years ended December 31, but have been recognized as a component of AOCI are as follows:

	Pension		Postretirement
	2019	2018	2019	2018
Net losses	($24,317)	($23,252)	($292)	($7)
Deferred income tax benefit	1,216	1,216	6	6
AOCI	($23,101)	($22,036)	($286)	($1)

For pension and postretirement plans with accumulated benefit obligations in excess of plan assets, the following table sets forth the projected and accumulated benefit obligations and the fair value of plan assets for the two years ended December 31:

	2019	2018
Projected benefit obligation	$90,261	$79,559
Accumulated benefit obligation	90,261	79,559
Fair value of plan assets	66,460	50,949

The following tables set forth the components of net pension and postretirement benefit cost (credit) that have been recognized during the three years ended December 31:

	Pension			Postretirement
	2019	2018	2017	2019	2018	2017
Components of Net Periodic Benefit Cost (Credit)
Service cost	—	—	—	$6	$7	$6
Interest cost	3,197	3,021	3,259	54	38	53
Expected return on plan assets	(3,107)	(3,934)	(3,781)	—	—	—
Amortization of losses (gains)	449	673	466	—	2	(1)
Net periodic benefit cost (credit)	$539	($240)	($56)	$60	$47	$58

The estimated pre-tax amounts that will be amortized from AOCI into net periodic benefit cost in 2020 are as follows:

	Pension	Postretirement
Amortization of loss	$861	$8

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The following table sets forth the principal assumptions inherent in the determination of benefit obligations and net periodic benefit cost of the pension and postretirement benefit plans as of December 31:

	Pension			Postretirement
	2019	2018	2017	2019	2018	2017
Assumptions used to determine benefit obligations at December 31:
Discount rate	3.06%	4.11%	3.48%	3.16%	4.18%	3.56%
Rate of compensation increase	—	—	—	4.50%	4.50%	4.50%
Assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	4.11%	3.48%	4.01%	4.18%	3.56%	4.12%
Expected long-term return on plan assets	5.72%	7.17%	7.17%	—	—	—
Rate of compensation increase	—	—	—	4.50%	4.50%	4.50%

At December 31, 2019, the pension plan’s discount rate was 3.1%, which closely approximates interest rates on high quality, long-term obligations. In 2019, the expected return on plan assets decreased to 5.7%, which is based on historical and expected long-term rates of return on broad equity and bond indices and consideration of the actual annualized rate of return. The Company utilizes this information in developing assumptions for returns, risks and correlations of asset classes, which are then used to establish the asset allocation ranges.
INVESTMENT OF PLAN ASSETS
The Company’s pension plans’ asset allocation (excluding short-term investments) at December 31, 2019 and 2018, and target allocation ranges by asset category are as follows:

	Percentage of Plan Assets		Target Allocation Range
Asset Category	2019	2018
Domestic equity securities	41%	39%	35-45%
International equity securities	28%	28%	20-30%
Domestic fixed income securities	25%	26%	25-29%
International fixed income securities	4%	5%	3-7%
Real estate fund	2%	2%	2-4%
Total	100%	100%

The Company’s Pension and Savings Plan Committee and the Audit Committee of the Board of Directors oversee the pension plans’ investment program, which is designed to maximize returns and provide sufficient liquidity to meet plan obligations while maintaining acceptable risk levels. The investment approach emphasizes diversification by allocating the plans’ assets among asset categories and selecting investment managers whose various investment methodologies will be minimally correlative with each other. Investments within the equity categories may include large capitalization, small capitalization and emerging market securities, while the international fixed income portfolio may include emerging markets debt. Pension assets did not include a direct investment in Rayonier common shares during the years ended December 31, 2019 and 2018.
NET ASSET VALUE MEASUREMENTS
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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The following table sets forth the net asset value of the plan assets as of December 31, 2019 or 2018.

	December 31, 2019	December 31, 2018
Asset Category
Investments at Net Asset Value:
Separate Investment Accounts	66,460	50,949
Total Investments at Net Asset Value	$66,460	$50,949

CASH FLOWS
Expected benefit payments to be made by the Company for the next 10 years are as follows:

	Pension Benefits	Postretirement Benefits
2020	$3,671	$38
2021	3,829	42
2022	4,050	45
2023	4,146	48
2024	4,318	51
2025-2029	22,752	308

The Company has approximately $3.6 million of pension contribution requirements in 2020.
DEFINED CONTRIBUTION PLANS
The Company provides a defined contribution plan to all of its employees. Company match contributions charged to expense for these plans were $1.0 million, $0.9 million and $0.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. The defined contribution plan includes Rayonier common shares with a fair market value of $10.6 million and $9.7 million at December 31, 2019 and 2018, respectively. As of June 1, 2016, the Rayonier Inc. Common Stock Fund was closed to new contributions. Transfers out of the fund will continue to be permitted, but no new investments or transfers into the fund are allowed.
As discussed above, the defined benefit pension plan is currently frozen. In lieu of the pension plan, employees are eligible to receive an enhanced match contribution. Company enhanced match contributions charged to expense for the years ended December 31, 2019, 2018 and 2017 were $0.9 million, $0.8 million and $0.8 million, respectively.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

17.	INCENTIVE STOCK PLANS
The Rayonier Incentive Stock Plan (the “Stock Plan”) provides up to 15.8 million shares to be granted for incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and restricted stock units, subject to certain limitations. At December 31, 2019, a total of 3.8 million shares were available for future grants under the Stock Plan. Under the Stock Plan, shares available for issuance are reduced by 1 share for each option or right granted and by 2.27 shares for each performance share, restricted share or restricted stock unit granted. The Company issues new shares of stock upon the exercise of stock options, the granting of restricted stock, and the vesting of performance shares and restricted stock units.
A summary of the Company’s stock-based compensation cost is presented below:

	2019	2018	2017
Selling and general expenses	$6,416	$5,623	$4,784
Cost of sales	378	704	556
Timber and Timberlands, net (a)	110	101	56
Total stock-based compensation	$6,904	$6,428	$5,396

Tax benefit recognized related to stock-based compensation expense (b)	$362	$338	$249

(a)	Represents amounts capitalized as part of the overhead allocation of timber-related costs.

(b)	A valuation allowance is recorded against the tax benefit recognized as the Company does not expect to be able to realize the benefit in the future.
FAIR VALUE CALCULATIONS BY AWARD
RESTRICTED STOCK
Restricted stock granted to employees under the Stock Plan generally vests in fourths on the first, second, third and fourth anniversary of the grant date. Restricted stock granted to senior management generally vests in thirds on the third, fourth, and fifth anniversary of the grant date. Periodically, other one-time restricted stock grants are issued to employees for special purposes, such as new hire, promotion or retention, and can vest ratably over, or upon completion of, a defined period of time. Generally, holders of restricted stock receive dividend equivalent payments on outstanding restricted shares. Restricted stock granted to members of the board of directors generally vests immediately upon issuance and is subject to certain holding requirements. The fair value of each share granted is equal to the share price of the Company’s stock on the date of grant. Rayonier has elected to value each grant in total and recognize the expense on a straight-line basis from the grant date of the award to the latest vesting date. As permitted, the Company does not estimate a forfeiture rate for non-vested shares. Accordingly, unexpected forfeitures will lower stock-based compensation during the period in which they occur.
As of December 31, 2019, there was $2.5 million of unrecognized compensation cost attributable to the Company’s restricted stock. The Company expects to recognize this cost over a weighted average period of 2.3 years.
A summary of the Company’s restricted stock is presented below:

	2019	2018	2017
Restricted shares granted	—	87,924	97,643
Weighted average price of restricted shares granted	—	$35.44	$28.18
Intrinsic value of restricted stock outstanding (a)	$5,540	$8,792	$8,906
Grant date fair value of restricted stock vested	4,579	1,582	1,198
Cash used to purchase common shares from current and former employees to pay minimum withholding tax requirements on restricted shares vested	1,610	334	176

(a)	Intrinsic value of restricted stock outstanding is based on the market price of the Company’s stock at December 31, 2019.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	2019
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested Restricted Shares at January 1,	317,499	$30.64
Granted	—	—
Vested	(142,778)	32.07
Cancelled	(5,607)	29.99
Non-vested Restricted Shares at December 31,	169,114	$29.45

RESTRICTED STOCK UNITS
In April 2019, the Company began granting restricted stock units instead of restricted stock to both employees and members of the board of directors. All attributes of the Company’s restricted stock described herein, including vesting characteristics, dividend payments, fair value measurement and expense recognition, apply equally to restricted stock units granted under the Stock Plan.
As of December 31, 2019, there was $2.7 million of unrecognized compensation cost attributable to the Company’s restricted stock units. The Company expects to recognize this cost over a weighted average period of 3.9 years.
A summary of the Company’s restricted stock units is presented below:

	2019	2018	2017
Restricted stock units granted	128,226	—	—
Weighted average price of restricted stock units granted	$31.39	—	—
Intrinsic value of restricted stock units outstanding (a)	3,351	—	—
Grant date fair value of restricted stock units vested	762	—	—
Cash used to purchase common shares from current and former employees to pay minimum withholding tax requirements on restricted stock units vested	$1	—	—

(a)	Intrinsic value of restricted stock units outstanding is based on the market price of the Company’s stock at December 31, 2019.

	2019
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested Restricted Stock Units at January 1,	—	—
Granted	128,226	31.39
Vested	(24,664)	30.90
Cancelled	(1,265)	31.77
Non-vested Restricted Stock Units at December 31,	102,297	$31.50

PERFORMANCE SHARE UNITS
The Company’s performance share units generally vest upon completion of a three-year period. The number of shares, if any, that are ultimately awarded is contingent upon Rayonier’s total shareholder return versus selected peer group companies. The performance share payout is based on a market condition, and as such, the awards are valued using a Monte Carlo simulation model. The model generates the fair value of the award at the grant date, which is then recognized as expense on a straight-line basis over the vesting period. Additionally, the Company does not estimate a forfeiture rate for non-vested units. As such, unexpected forfeitures will lower stock-based compensation during the period in which they occur.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The Stock Plan allows for the cash settlement of the minimum required withholding tax on performance share unit awards. As of December 31, 2019, there was $5.1 million of unrecognized compensation cost related to the Company’s performance share unit awards, which is attributable to awards granted in 2017, 2018 and 2019. This cost is expected to be recognized over a weighted average period of 1.8 years.
A summary of the Company’s performance share units is presented below:

	2019	2018	2017
Common shares reserved for performance shares granted during year	232,684	213,154	226,448
Weighted average fair value of performance share units granted	$35.99	$40.27	$32.17
Intrinsic value of outstanding performance share units (a)	10,758	9,229	10,414
Fair value of performance shares vested	6,387	5,670	—
Cash used to purchase common shares from current and former employees to pay minimum withholding tax requirements on performance shares vested	2,639	2,651	—

(a)	Intrinsic value of outstanding performance share units is based on the market price of the Company's stock at December 31, 2019.

	2019
	Number of Units	Weighted Average Grant Date Fair Value
Outstanding Performance Share units at January 1,	333,282	$33.60
Granted	116,342	35.99
Units Distributed	(114,563)	28.78
Other Cancellations/Adjustments	(6,675)	36.61
Outstanding Performance Share units at December 31,	328,386	$36.06

Expected volatility was estimated using daily returns on the Company’s common shares for the three-year period ending on the grant date. The risk-free rate was based on the 3-year U.S. treasury rate on the date of the award. The dividend yield was not used to calculate fair value as awards granted receive dividend equivalents. The following table provides an overview of the assumptions used in calculating the fair value of the awards granted for the three years ended December 31, 2019:

	2019	2018	2017
Expected volatility	18.4%	20.8%	23.3%
Risk-free rate	2.3%	2.4%	1.5%

NON-QUALIFIED EMPLOYEE STOCK OPTIONS
The exercise price of each non-qualified stock option granted under the Stock Plan is equal to the closing market price of the Company’s stock on the grant date. Under the Stock Plan, the maximum term is 10 years from the grant date.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

A summary of the status of the Company’s stock options as of and for the year ended December 31, 2019 is presented below.

	2019
	Number of Shares	Weighted Average Exercise Price (per common share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1,	510,122	$32.29
Granted	—	—
Exercised	(57,023)	22.09
Cancelled or expired	(38,697)	36.50
Options outstanding at December 31,	414,402	33.30	2.9	$514
Options exercisable at December 31,	414,402	$33.30	2.9	$514

A summary of additional information pertaining to the Company’s stock options is presented below:

	2019	2018	2017
Intrinsic value of options exercised (a)	$475	$2,618	$1,993
Cash received from exercise of options	1,260	8,591	4,751

(a)	Intrinsic value of options exercised is the amount by which the fair value of the stock on the exercise date exceeded the exercise price of the option.
As of December 31, 2019, compensation cost related to stock options was fully recognized.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

18.	OTHER OPERATING (EXPENSE) INCOME, NET
The following table provides the composition of Other operating (expense) income, net for the three years ended December 31:

	2019	2018	2017
(Loss) gain on foreign currency remeasurement, net of cash flow hedges	($3,077)	$370	$3,044
Gain (loss) on sale or disposal of property plant & equipment	56	7	(68)
Income from sale of unused Internet Protocol addresses	—	646	—
Log trading marketing fees	314	286	1,222
Income from New Zealand Timber settlement	—	—	420
Miscellaneous expense, net	(1,826)	(169)	(225)
Total	($4,533)	$1,140	$4,393

19.	INVENTORY
As of December 31, 2019 and 2018, Rayonier’s inventory was solely comprised of finished goods, as follows:

	2019	2018
Finished goods inventory
Real estate inventory (a)	$12,663	$11,919
Log inventory	1,855	3,784
Total inventory	$14,518	$15,703

(a)
Represents the cost of HBU real estate (including capitalized development investments) under contract to be sold. See Note 7 — Higher and Better Use Timberlands and Real Estate Development Investments for additional information.

20.	RESTRICTED CASH
In order to qualify for like-kind exchange (“LKE”) treatment, the proceeds from real estate sales must be deposited with a third-party intermediary. These proceeds are accounted for as restricted cash until a suitable replacement property is acquired. In the event that the LKE purchases are not completed, the proceeds are returned to the Company after 180 days and reclassified as available cash. As of December 31, 2019 and 2018, the Company had $1.2 million and $8.1 million, respectively, of proceeds from real estate sales classified as restricted cash which were deposited with an LKE intermediary as well as cash held in escrow for real estate development obligations.
The following table contains the amount of restricted cash recorded in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows for the years ended December 31:

	2019	2018
Restricted cash deposited with LKE intermediary	$758	$7,530
Restricted cash held in escrow	475	550
Total restricted cash shown in the Consolidated Balance Sheets	1,233	8,080
Cash and cash equivalents	68,735	148,374
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$69,968	$156,454

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

21.	OTHER ASSETS
Included in Other Assets are derivatives, goodwill in the New Zealand subsidiary, long-term prepaid roads, marketable equity securities and other deferred expenses including deferred financing costs related to revolving debt and capitalized software costs.
See Note 14 — Derivative Financial Instruments and Hedging Activities for further information on derivatives including their classification on the Consolidated Balance Sheets.
Changes in goodwill for the years ended December 31, 2019 and 2018 were:

	2019	2018
Balance, January 1 (net of $0 of accumulated impairment)	$8,307	$8,776
Changes to carrying amount
Acquisitions	—	—
Impairment	—	—
Foreign currency adjustment	304	(469)
Balance, December 31 (net of $0 of accumulated impairment)	$8,611	$8,307

See Note 1 — Summary of Significant Accounting Policies for additional information on goodwill.
As of December 31, 2019 and 2018, Rayonier’s prepaid logging and secondary roads follows:

	2019	2018
Long-term and prepaid and secondary roads
Pacific Northwest long-term prepaid roads	$4,198	$4,000
New Zealand long-term secondary roads	4,265	3,072
Total long-term prepaid and secondary roads	$8,463	$7,072

See Note 1 — Summary of Significant Accounting Policies for additional information on prepaid logging roads.
As of December 31, 2019 and 2018, Rayonier’s deferred financing costs related to revolving debt follows:

	2019	2018
Deferred financing costs related to revolving debt	$102	$213

See Note 1 — Summary of Significant Accounting Policies for additional information on deferred financing costs related to revolving debt.
As of December 31, 2019 and 2018, Rayonier’s capitalized software costs follows:

	2019	2018
Capitalized software costs	$3,605	$3,776

See Note 1 — Summary of Significant Accounting Policies for additional information on capitalized software costs.
As of December 31, 2019 and 2018, Rayonier’s investments in marketable equity securities follows:

	2019	2018
Investments in marketable equity securities	$10,582	—

See Note 1 — Summary of Significant Accounting Policies for additional information on investments in marketable equity securities. As of December 31, 2019, the Company’s investments in marketable equity securities consist entirely of 114,400 limited partnership units of Pope Resources, originally purchased in an open-market transaction at $65.90 per unit.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

22.	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The following table summarizes the changes in AOCI by component for the years ended December 31, 2019 and 2018. All amounts are presented net of tax effect and exclude portions attributable to noncontrolling interest.

	Foreign currency translation gains/(losses)	Net investment hedges of New Zealand JV	Cash flow hedges		Employee benefit plans		Total
Balance as of December 31, 2017	$15,975	$1,665	$16,184		($20,407)		$13,417
Other comprehensive (loss) income before reclassifications	(16,985)	(344)	5,944		(1,594)		(12,979)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	(163)		(36)		(199)
Net other comprehensive (loss) income	(16,985)	(344)	5,781		(1,630)		(13,178)
Balance as of December 31, 2018	($1,010)	$1,321	$21,965		($22,037)		$239
Other comprehensive (loss) income before reclassifications	784	—	(31,547)	(a)	(1,799)		(32,562)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	672		449	(b)	1,121
Net other comprehensive (loss) income	784	—	(30,875)		(1,350)		(31,441)
Balance as of December 31, 2019	($226)	$1,321	($8,910)		($23,387)		($31,202)

(a)	Includes $32.2 million of other comprehensive loss related to interest rate swaps. See Note 14 — Derivative Financial Instruments and Hedging Activities for additional information.

(b)	This component of other comprehensive (loss) income is included in the computation of net periodic pension cost. See Note 16 — Employee Benefit Plans for additional information.
The following table presents details of the amounts reclassified in their entirety from AOCI for the years ended December 31, 2019 and 2018:

Details about accumulated other comprehensive (loss) income components	Amount reclassified from accumulated other comprehensive (loss) income		Affected line item in the income statement
	2019	2018
Realized (gain) loss on foreign currency exchange contracts	$1,246	($121)	Other operating income, net
Realized (gain) loss on foreign currency option contracts	(33)	(173)	Other operating income, net
Noncontrolling interest	(279)	68	Comprehensive income (loss) attributable to noncontrolling interest
Income tax expense (benefit) from foreign currency contracts	(262)	63	Income tax expense (Note 10)
Net (gain) loss on cash flow hedges reclassified from accumulated other comprehensive income	$672	($163)

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

23.	QUARTERLY RESULTS FOR 2019 and 2018 (UNAUDITED)

	Quarter Ended				Total Year
(thousands of dollars, except per share amounts)	Mar. 31	June 30	Sept. 30	Dec. 31
2019
Sales	$191,546	$184,800	$156,417	$178,793	$711,556
Cost of sales	(143,251)	(140,454)	(134,463)	(140,182)	(558,350)
Net Income	27,793	20,920	1,528	17,437	67,678
Net Income attributable to Rayonier Inc.	24,794	18,752	(433)	15,992	59,105
Basic EPS attributable to Rayonier Inc.	$0.19	$0.14	—	$0.12	$0.46
Diluted EPS attributable to Rayonier Inc.	$0.19	$0.14	—	$0.12	$0.46

2018
Sales	$203,196	$245,906	$200,890	$166,146	$816,138
Cost of sales	(138,488)	(184,418)	(143,261)	(139,092)	(605,259)
Net Income	42,706	39,338	30,639	4,647	117,330
Net Income attributable to Rayonier Inc.	40,539	36,258	23,432	1,987	102,216
Basic EPS attributable to Rayonier Inc.	$0.31	$0.28	$0.18	$0.02	$0.79
Diluted EPS attributable to Rayonier Inc.	$0.31	$0.28	$0.18	$0.02	$0.79

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

24.	CONSOLIDATING FINANCIAL STATEMENTS
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

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME For the Year Ended December 31, 2019
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$711,556	—	$711,556
Costs and Expenses
Cost of sales	—	(59)	(558,291)	—	(558,350)
Selling and general expenses	—	(20,560)	(21,086)	—	(41,646)
Other operating (expense) income, net	—	(1,392)	(3,141)	—	(4,533)
	—	(22,011)	(582,518)	—	(604,529)
OPERATING (LOSS) INCOME	—	(22,011)	129,038	—	107,027
Interest expense	(12,556)	(19,095)	(65)	—	(31,716)
Interest and miscellaneous income (expense), net	(1,827)	3,061	4,073	—	5,307
Equity in income from subsidiaries	73,488	113,284	—	(186,772)	—
INCOME BEFORE INCOME TAXES	59,105	75,239	133,046	(186,772)	80,618
Income tax expense	—	(1,751)	(11,189)	—	(12,940)
NET INCOME	59,105	73,488	121,857	(186,772)	67,678
Less: Net income attributable to noncontrolling interest	—	—	(8,573)	—	(8,573)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	59,105	73,488	113,284	(186,772)	59,105
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment, net of income tax	783	(91)	1,054	(783)	963
Cash flow hedges, net of income tax	(30,875)	(32,189)	1,707	30,875	(30,482)
Actuarial change and amortization of pension and postretirement plan liabilities, net of income tax	(1,350)	(1,350)	—	1,350	(1,350)
Total other comprehensive (loss) income	(31,442)	(33,630)	2,761	31,442	(30,869)
COMPREHENSIVE INCOME	27,663	39,858	124,618	(155,330)	36,809
Less: Comprehensive income attributable to noncontrolling interest	—	—	(9,146)	—	(9,146)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$27,663	$39,858	$115,472	($155,330)	$27,663

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of December 31, 2019
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$303	$45,792	$22,640	—	$68,735
Accounts receivable, less allowance for doubtful accounts	—	4,113	23,014	—	27,127
Inventory	—	—	14,518	—	14,518
Prepaid logging roads	—	—	12,128	—	12,128
Prepaid expenses	—	1,361	1,239	—	2,600
Other current assets	—	111	756	—	867
Total current assets	303	51,377	74,295	—	125,975
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	2,482,047	—	2,482,047
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS	—	—	81,791	—	81,791
NET PROPERTY, PLANT AND EQUIPMENT	—	16,568	5,683	—	22,251
RESTRICTED CASH	—	—	1,233	—	1,233
RIGHT-OF-USE ASSETS	—	32,253	67,689	—	99,942
INVESTMENT IN SUBSIDIARIES	1,709,958	3,072,304	—	(4,782,262)	—
INTERCOMPANY RECEIVABLE	56,935	(643,960)	587,025	—	—
OTHER ASSETS	2	(67)	47,822	—	47,757
TOTAL ASSETS	$1,767,198	$2,528,475	$3,347,585	($4,782,262)	$2,860,996
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	—	$2,866	$15,294	—	$18,160
Current maturities of long-term debt	—	82,000	—	—	82,000
Accrued taxes	—	59	2,973	—	3,032
Accrued payroll and benefits	—	5,585	3,284	—	8,869
Accrued interest	3,047	2,158	—	—	5,205
Deferred revenue	—	—	11,440	—	11,440
Other current liabilities	—	4,453	18,027	—	22,480
Total current liabilities	3,047	97,121	51,018	—	151,186
LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS	324,170	648,959	—	—	973,129
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	25,996	(685)	—	25,311
LONG-TERM LEASE LIABILITY	—	28,001	62,480	—	90,481
OTHER NON-CURRENT LIABILITIES	—	18,440	64,807	—	83,247
INTERCOMPANY PAYABLE	—	—	—	—	—
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,439,981	1,709,958	3,072,304	(4,782,262)	1,439,981
Noncontrolling interest	—	—	97,661	—	97,661
TOTAL SHAREHOLDERS’ EQUITY	1,439,981	1,709,958	3,169,965	(4,782,262)	1,537,642
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,767,198	$2,528,475	$3,347,585	($4,782,262)	$2,860,996

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS As of December 31, 2018
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$361	$104,777	$43,236	—	$148,374
Accounts receivable, less allowance for doubtful accounts	—	3,752	22,399	—	26,151
Inventory	—	—	15,703	—	15,703
Prepaid logging roads	—	—	11,976	—	11,976
Prepaid expenses	—	977	4,063	—	5,040
Other current assets	—	108	501	—	609
Total current assets	361	109,614	97,878	—	207,853
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	2,401,327	—	2,401,327
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS	—	—	85,609	—	85,609
NET PROPERTY, PLANT AND EQUIPMENT	—	16,940	5,811	—	22,751
RESTRICTED CASH	—	—	8,080	—	8,080
INVESTMENT IN SUBSIDIARIES	1,833,899	3,022,875	—	(4,856,774)	—
INTERCOMPANY RECEIVABLES	49,461	(638,424)	588,963	—	—
OTHER ASSETS	2	19,244	35,800	—	55,046
TOTAL ASSETS	$1,883,723	$2,530,249	$3,223,468	($4,856,774)	$2,780,666
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	—	$1,616	$16,403	—	$18,019
Accrued taxes	—	8	3,170	—	3,178
Accrued payroll and benefits	—	5,848	4,568	—	10,416
Accrued interest	3,047	1,960	—	—	5,007
Deferred revenue	—	—	10,447	—	10,447
Other current liabilities	—	216	16,258	—	16,474
Total current liabilities	3,047	9,648	50,846	—	63,541
LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS	323,803	648,764	—	—	972,567
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	30,484	(684)	—	29,800
OTHER NON-CURRENT LIABILITIES	—	7,454	52,754	—	60,208
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,556,873	1,833,899	3,022,875	(4,856,774)	1,556,873
Noncontrolling interest	—	—	97,677	—	97,677
TOTAL SHAREHOLDERS’ EQUITY	1,556,873	1,833,899	3,120,552	(4,856,774)	1,654,550
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,883,723	$2,530,249	$3,223,468	($4,856,774)	$2,780,666

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Year Ended December 31, 2019
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES	($21,865)	($12,730)	$248,848	—	$214,253
INVESTING ACTIVITIES
Capital expenditures	—	(641)	(63,355)	—	(63,996)
Real estate development investments	—	—	(6,803)	—	(6,803)
Purchase of timberlands	—	—	(142,287)	—	(142,287)
Investment in subsidiaries	—	(406)	—	406	—
Other	—	(8,754)	2,450	—	(6,304)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	(9,801)	(209,995)	406	(219,390)
FINANCING ACTIVITIES
Issuance of debt	—	82,000	—	—	82,000
Repayment of debt	—	—	—	—	—
Dividends paid	(139,531)	(32,239)	30,699	—	(141,071)
Proceeds from the issuance of common shares under incentive stock plan	1,260	—	—	—	1,260
Repurchase of common shares	(4,250)	—	—	—	(4,250)
Proceeds used for Share Buybacks	—	(8,430)	—	—	(8,430)
Proceeds from shareholder distribution hedge	—	—	135	—	135
Distribution to minority shareholder	—	—	(9,161)	—	(9,161)
Issuance of intercompany notes	—	—	—	—	—
Debt issuance cost	—	(132)	—	—	(132)
Intercompany distributions	164,328	(77,653)	(86,269)	(406)	—
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	21,807	(36,454)	(64,596)	(406)	(79,649)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(1,700)	—	(1,700)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	(58)	(58,985)	(27,443)	—	(86,486)
Balance, beginning of year	361	104,777	51,316	—	156,454
Balance, end of year	$303	$45,792	$23,873	—	$69,968

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS For the Year Ended December 31, 2017
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	($48,104)	$111,431	$192,957	—	$256,284
INVESTING ACTIVITIES
Capital expenditures	—	—	(65,345)	—	(65,345)
Real estate development investments	—	—	(15,784)	—	(15,784)
Purchase of timberlands	—	—	(242,910)	—	(242,910)
Net proceeds from large disposition of timberlands	—	—	95,243	—	95,243
Rayonier office building under construction	—	—	(6,084)	—	(6,084)
Investment in subsidiaries	—	38,546	—	(38,546)	—
Other	—	—	(373)	—	(373)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	38,546	(235,253)	(38,546)	(235,253)
FINANCING ACTIVITIES
Issuance of debt	—	25,000	38,389	—	63,389
Repayment of debt	—	(15,000)	(85,157)	—	(100,157)
Dividends paid	(127,069)	—	—	—	(127,069)
Proceeds from the issuance of common shares under incentive stock plan	4,751	—	—	—	4,751
Proceeds from the issuance of common shares from equity offering, net of cost	152,390	—	—	—	152,390
Repurchase of common shares	(176)	—	—	—	(176)
Issuance of intercompany notes	(32,000)	—	32,000	—	—
Intercompany distributions	77,319	(144,396)	28,531	38,546	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	75,215	(134,396)	13,763	38,546	(6,872)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	580	—	580
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	27,111	15,581	(27,953)	—	14,739
Balance, beginning of year	21,453	9,461	126,703	—	157,617
Balance, end of year	$48,564	$25,042	$98,750	—	$172,356

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.	CONTROLS AND PROCEDURES
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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the design and operation of the disclosure controls and procedures were effective as of December 31, 2019.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
In the year ended December 31, 2019, based upon the evaluation required by paragraph (d) of Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	OTHER INFORMATION
Not applicable.

PART III
Certain information required by Part III is incorporated by reference from the Company’s Definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2020 Annual Meeting of Shareholders (the “Proxy Statement”). We will make the Proxy Statement available on our website at www.rayonier.com as soon as it is filed with the SEC.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
A list of our executive officers and their biographical information are found in Item 1 in this Annual Report on Form 10-K. Additional information required by this Item with respect to directors and other governance matters is incorporated herein by reference from the sections and subsections entitled “Proposal No. 1 - Election of Directors,” “Corporate Governance,” “Named Executive Officers” and “Report of the Audit Committee” in the Proxy Statement.
Our Standard of Ethics and Code of Corporate Conduct, which is applicable to our principal executive, financial and accounting officers, is available on our website, www.rayonier.com. Any amendments to or waivers of the Standard of Ethics and Code of Corporate Conduct will also be disclosed on our website.

Item 11.    EXECUTIVE COMPENSATION
The information called for by Item 11 is incorporated herein by reference from the section and subsections entitled “Compensation Discussion and Analysis,” “Summary Compensation Table,” “CEO Pay Ratio,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation; Processes and Procedures” and “Report of the Compensation and Management Development Committee” in the Proxy Statement.

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

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as a part of this report:

(1)	See Index to Financial Statements on page 48 for a list of the financial statements filed as part of this report.

(2)	Financial Statement Schedules:

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2019, 2018, and 2017
(In Thousands)

Description	Balance at Beginning of Year	Additions Charged to Cost and Expenses		Deductions	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2019	$8	16		—	$24
Year ended December 31, 2018	23	—		(15)	8
Year ended December 31, 2017	33	—		(10)	23

Deferred tax asset valuation allowance:
Year ended December 31, 2019	$38,839	481	(a)	—	$39,320
Year ended December 31, 2018	34,889	3,950	(a)	—	38,839
Year ended December 31, 2017	21,861	13,028	(a)	—	34,889

(a)	The 2019, 2018 and 2017 increase is comprised of valuation allowance against the TRS deferred tax assets.

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
Incorporated by reference to Exhibit 10.1 to the Registrant’s January 15, 2004 Form 8-K

2.2	Contribution, Conveyance and Assumption Agreement, dated July 29, 2010, between Rayonier Inc. and Rayonier Operating Company LLC	Incorporated by reference to Exhibit 10.7 to the Registrant’s June 30, 2010 Form 10-Q

2.3	Separation and Distribution Agreement, dated May 28, 2014, by and between Rayonier Inc. and Rayonier Advanced Materials Inc.**	Incorporated by reference to Exhibit 2.1 to the Registrant’s May 30, 2014 Form 8-K

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s May 23, 2012 Form 8-K

3.2	By-Laws	Incorporated by reference to Exhibit 3.2 to the Registrant’s October 21, 2009 Form 8-K

3.3	Limited Liability Company Agreement of Rayonier Operating Company LLC	Incorporated by reference to Exhibit 3.3 to the Registrant’s June 30, 2010 Form 10-Q

4.1	Indenture relating to the 3.75% Senior Notes due 2022, dated March 5, 2012, between Rayonier Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s March 5, 2012 Form 8-K

4.2
First Supplemental Indenture relating to the 3.75% Senior Notes due 2022, dated March 5, 2012, among Rayonier Inc., as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee
Incorporated by reference to Exhibit 4.2 to the Registrant’s March 5, 2012 Form 8-K

4.3
Second Supplemental Indenture relating to the 3.75% Senior Notes due 2022, dated March 5, 2012, among Rayonier Inc., as issuer, the subsidiary guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee
Incorporated by reference to Exhibit 4.1 to the Registrant’s October 17, 2012 Form 8-K

4.4	Form of Note for 3.75% Senior Notes due 2022 (contained in Exhibit A to Exhibit 4.4)	Incorporated by reference to Exhibit 4.2 to the Registrant’s March 5, 2012 Form 8-K

4.5	Indenture among Rayonier A.M. Products Inc., the guarantors party thereto from time to time and Wells Fargo Bank, National Association, as Trustee, dated as of May 22, 2014	Incorporated by reference to Exhibit 4.1 to the Registrant’s May 22, 2014 Form 8-K

4.6	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed herewith

10.1	Rayonier Investment and Savings Plan for Salaried Employees effective March 1, 1994, amended and restated effective April 1, 2015 and further amended effective September 8, 2015*	Incorporated by reference to Exhibit 10.2 to the Registrant’s December 31, 2015 Form 10-K

Exhibit No.	Description	Location
10.2	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective as of June 1, 2016, executed February 25, 2016*	Incorporated by reference to Exhibit 10.1 to the Registrant’s March 31, 2016 Form 10-Q

10.3	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective as of June 1, 2016, executed June 13, 2016*	Filed herewith

10.4	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective as of January 1, 2017, executed January 17, 2017*	Incorporated by reference to Exhibit 10.1 to the Registrant’s March 31, 2017 Form 10-Q

10.5	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective as of January 1, 2017, executed July 20, 2017*	Incorporate by reference to Exhibit 10.1 to the Registrant’s June 30, 2017 Form 10-Q

10.6	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective as of April 1, 2017, executed December 7, 2016*	Filed herewith

10.7	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective as of October 1 2017, executed November 9, 2017*	Incorporated by reference to Exhibit 10.6 to the Registrant’s December 31, 2017 Form 10-K

10.8	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective as of November 1, 2018, executed December 21, 2018	Incorporated by reference to Exhibit 10.7 to the Registrant’s December 31, 2018 Form 10-K

10.9	Amended and Restated Retirement Plan for Salaried Employees of Rayonier Inc. effective January 1, 2014*	Incorporated by reference to Exhibit 10.9 to the Registrant’s December 31, 2015 Form 10-K

10.10	First Amendment to the Retirement Plan for Salaried Employees of Rayonier Inc. effective as of December 31, 2016*	Incorporated by reference to Exhibit 10.2 to the Registrant’s September 30, 2016 Form 10-Q

10.11	Rayonier Inc. Excess Benefit Plan, as amended*	Incorporated by reference to Exhibit 10.2 to the Registrant’s June 30, 2010 Form 10-Q

10.12	Form of Rayonier Outside Directors Compensation Program/Cash Deferral Option Agreement*	Incorporated by reference to Exhibit 10.24 to the Registrant’s December 31, 2006 Form 10-K

10.13	Trust Agreement for the Rayonier Inc. Legal Resources Trust*	Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2014 Form 10-Q

10.14
Amended and Restated Master Shareholder Agreement in Relation to Matariki Forests Australia PTY Limited, Matariki Forestry Group and Matariki Forests, dated February, 2010, by and among SAS Trustee Corporation, Deutche Asset Management (Australia) Limited, Rayonier Canterbury LLC, Rayonier New Zealand Limited, Cameron and Company Limited, Matariki Forests Australia Pty Limited, Matariki Forestry Group and Matariki Forests
Filed herewith

10.15
Deed of Amendment and Restatement of Shareholder Agreement, dated March 31, 2016, by and among Rayonier Canterbury LLC, Waimarie Forests Pty Limited, Matariki Forestry Group, Matariki Forests and Phaunos Timber Fund Limited
Filed herewith

10.16	Intellectual Property Agreement, dated June 27, 2014, by and between Rayonier Inc. and Rayonier Advanced Materials Inc.	Incorporated by reference to Exhibit 10.4 to the Registrant’s June 30, 2014 Form 8-K

Exhibit No.	Description	Location
10.17	Form of Indemnification Agreement between Rayonier Inc. and its Officers and Directors*	Incorporated by reference to Exhibit 10.8 to the Registrant’s June 30, 2014 Form 10-Q

10.18	Form of Indemnification Agreement between Rayonier Inc. and its Officers	Filed herewith

10.19	Rayonier Incentive Stock Plan, as amended*	Incorporate by reference to Exhibit 10.21 to the Registrant’s December 31, 2018 Form 10-K
10.20	Form of Rayonier Incentive Stock Plan Non-Qualified Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.19 to the Registrant’s December 31, 2008 Form 10-K

10.21	Form of Rayonier Incentive Stock Plan Restricted Stock Award Agreement*	Incorporated by reference to Exhibit 10.5 to the Registrant’s March 31, 2015 Form 10-Q

10.22	2017 Performance Share Award Program*	Incorporated by reference to Exhibit 10.2 to the Registrant’s March 31, 2017 Form 10-Q

10.23	2018 Performance Share Award Program*	Incorporated by reference to Exhibit 10.1 to the Registrant’s March 31, 2018 Form 10-Q

10.24	2019 Performance Share Award Program*	Filed herewith

10.25	Rayonier Inc. Supplemental Savings Plan effective March 1, 2016*	Incorporated by reference to Exhibit 10.2 to the Registrant’s March 31, 2016 Form 10-Q

10.26
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

10.27
First Amendment and Incremental Term Loan Agreement dated as of April 28, 2016, by and among Rayonier Inc., Rayonier TRS Holdings Inc., Rayonier Operating Company LLC, as Borrowers, CoBank, ACB, as Administrative Agent and the several banks, financial institutions and other institutional lenders party thereto
Incorporated by reference to Exhibit 10.1 to the Registrant’s May 2, 2016 Form 8-K

10.28	2016 Guarantee Agreement dated as of April 28, 2016 among Rayonier Inc., Rayonier TRS Holdings Inc. and COBANK, ACB, as Administrative Agent	Incorporated by reference to Exhibit 10.2 to the Registrant’s May 2, 2016 Form 8-K

10.29	Amended and Restated Executive Severance Pay Plan effective as of December 31, 2016*	Incorporated by reference to Exhibit 10.3 to the Registrant’s September 30, 2016 Form 10-Q

10.30	LTI Supplemental Terms Vesting in Event of Retirement	Filed herewith

10.31	Rayonier Incentive Stock Plan Restricted Stock Unit Award Agreement, dated 2019*	Filed herewith

Exhibit No.	Description	Location
10.32	Rayonier Non-Equity Incentive Plan, as amended, Effective as of January 1, 2020*	Filed herewith

21	Subsidiaries of the registrant	Filed herewith

23.1	Consent of Ernst & Young LLP	Filed herewith

24	Powers of attorney	Filed herewith

31.1	Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14-(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101
The following financial information from our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017; (ii) the Consolidated Balance Sheets as of December 31, 2019 and 2018; (iii) the Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2019, 2018 and 2017; (iv) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017; and (v) the Notes to the Consolidated Financial Statements.
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
February 24, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID L. NUNES	President and Chief Executive Officer	February 24, 2020
David L. Nunes (Principal Executive Officer)

/s/ MARK MCHUGH	Senior Vice President and Chief Financial Officer	February 24, 2020
Mark McHugh (Principal Financial Officer)

/s/ APRIL TICE	Vice President, Financial Services and Corporate Controller	February 24, 2020
April Tice (Principal Accounting Officer)

*	Chairman of the Board
Richard D. Kincaid

*	Director
Keith E. Bass

*	Director
Dod A. Fraser

*	Director
Scott R. Jones

*	Director
Bernard Lanigan, Jr.

*	Director
Blanche L. Lincoln

*	Director
V. Larkin Martin

*	Director
Andrew G. Wiltshire

*By:	/s/ MARK R. BRIDWELL	February 24, 2020
Mark R. Bridwell Attorney-In-Fact