Form 10-Q
period 2020-03-31
RAYONIER INC
filed 2020-05-01
CIK 52827

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Yes ☐        No  ☒

As of April 24, 2020, there were outstanding 129,232,312 Common Shares of the registrant.

i

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
SALES (NOTE 2)	$259,130	$191,546
Costs and Expenses
Cost of sales	(209,499)	(143,251)
Selling and general expenses	(9,968)	(9,810)
Other operating (expense) income, net (Note 16)	(1,111)	35
	(220,578)	(153,026)
OPERATING INCOME	38,552	38,520
Interest expense	(8,216)	(7,710)
Interest and other miscellaneous (expense) income, net	(209)	1,332
INCOME BEFORE INCOME TAXES	30,127	32,142
Income tax expense (Note 9)	(3,706)	(4,349)
NET INCOME	26,421	27,793
Less: Net income attributable to noncontrolling interest	(567)	(2,999)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	25,854	24,794
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment, net of income tax effect of $0, and $0	(44,023)	6,033
Cash flow hedges, net of income tax effect of $1,857 and $335	(83,475)	(10,686)
Amortization of pension and postretirement plans, net of income tax expense of $0 and $0	217	112
Total other comprehensive loss	(127,281)	(4,541)
COMPREHENSIVE (LOSS) INCOME	(100,860)	23,252
Less: Comprehensive loss (income) attributable to noncontrolling interest	10,661	(4,551)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO RAYONIER INC.	($90,199)	$18,701
EARNINGS PER COMMON SHARE (NOTE 12)
Basic earnings per share attributable to Rayonier Inc.	$0.20	$0.19
Diluted earnings per share attributable to Rayonier Inc.	$0.20	$0.19

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	March 31, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$132,362	$68,735
Accounts receivable, less allowance for doubtful accounts of $25 and $24	28,295	27,127
Inventory (Note 17)	13,093	14,518
Prepaid expenses	14,941	14,728
Other current assets	384	867
Total current assets	189,075	125,975
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,355,581	2,482,047
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 7)	88,833	81,791
PROPERTY, PLANT AND EQUIPMENT
Land	4,131	4,131
Buildings	22,933	23,095
Machinery and equipment	4,346	4,339
Construction in progress	349	348
Total property, plant and equipment, gross	31,759	31,913
Less — accumulated depreciation	(9,950)	(9,662)
Total property, plant and equipment, net	21,809	22,251
RESTRICTED CASH (NOTE 18)	475	1,233
RIGHT-OF-USE ASSETS (NOTE 3)	91,953	99,942
OTHER ASSETS	40,024	47,757
TOTAL ASSETS	$2,787,750	$2,860,996
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$20,837	$18,160
Current maturities of long-term debt (Note 6)	—	82,000
Accrued taxes	3,416	3,032
Accrued payroll and benefits	3,802	8,869
Accrued interest	8,042	5,205
Deferred revenue	6,718	11,440
Other current liabilities	26,459	22,480
Total current liabilities	69,274	151,186
LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS (NOTE 6)	1,055,270	973,129
PENSION AND OTHER POSTRETIREMENT BENEFITS (NOTE 15)	24,658	25,311
LONG-TERM LEASE LIABILITY (NOTE 3)	83,358	90,481
OTHER NON-CURRENT LIABILITIES	155,522	83,247
COMMITMENTS AND CONTINGENCIES (NOTES 8 and 10)
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 shares authorized,129,181,239 and 129,331,069 shares issued and outstanding	889,753	888,177
Retained earnings	570,895	583,006
Accumulated other comprehensive loss (Note 19)	(147,255)	(31,202)
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,313,393	1,439,981
Noncontrolling interest	86,275	97,661
TOTAL SHAREHOLDERS’ EQUITY	1,399,668	1,537,642
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,787,750	$2,860,996

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except share data)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interest	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2020	129,331,069	$888,177	$583,006	($31,202)	$97,661	$1,537,642
Net income	—	—	25,854	—	567	26,421
Dividends ($0.27 per share)	—	—	(34,813)	—	—	(34,813)
Issuance of shares under incentive stock plans	2,407	66	—	—	—	66
Stock-based compensation	—	1,510	—	—	—	1,510
Repurchase of common shares	(152,237)	—	(3,152)	—	—	(3,152)
Amortization of pension and postretirement plan liabilities	—	—	—	217	—	217
Foreign currency translation adjustment	—	—	—	(33,894)	(10,129)	(44,023)
Cash flow hedges	—	—	—	(82,376)	(1,099)	(83,475)
Distribution to minority shareholder	—	—	—	—	(725)	(725)
Balance, March 31, 2020	129,181,239	$889,753	$570,895	($147,255)	$86,275	$1,399,668

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2019	129,488,675	$884,263	$672,371	$239	$97,677	$1,654,550
Net income	—	—	24,794	—	2,999	27,793
Dividends ($0.27 per share)	—	—	(35,049)	—	—	(35,049)
Issuance of shares under incentive stock plans	26,031	597	—	—	—	597
Stock-based compensation	—	1,477	—	—	—	1,477
Repurchase of common shares	(1,140)	(33)	—	—	—	(33)
Amortization of pension and postretirement plan liabilities	—	—	—	112	—	112
Foreign currency translation adjustment	—	—	—	4,680	1,353	6,033
Cash flow hedges	—	—	—	(10,884)	198	(10,686)
Distribution to minority shareholder	—	—	—	—	(3,594)	(3,594)
Balance, March 31, 2019	129,513,566	$886,304	$662,116	($5,853)	$98,633	$1,641,200

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2020	2019
OPERATING ACTIVITIES
Net income	$26,421	$27,793
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	34,329	36,491
Non-cash cost of land and improved development	412	4,030
Stock-based incentive compensation expense	1,510	1,477
Deferred income taxes	3,361	3,705
Amortization of losses from pension and postretirement plans	217	112
Gain on sale of large disposition of timberlands	(28,655)	—
Other	568	1,491
Changes in operating assets and liabilities:
Receivables	(5,316)	(8,195)
Inventories	(3,618)	(1,343)
Accounts payable	3,353	6,389
All other operating activities	(3,403)	(1,033)
CASH PROVIDED BY OPERATING ACTIVITIES	29,179	70,917
INVESTING ACTIVITIES
Capital expenditures	(17,176)	(14,122)
Real estate development investments	(1,727)	(1,677)
Purchase of timberlands	(24,122)	(12,349)
Net proceeds from large disposition of timberlands	115,666	—
Other	2,070	2,337
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	74,711	(25,811)
FINANCING ACTIVITIES
Issuance of debt	20,000	—
Repayment of debt	(20,000)	—
Dividends paid	(34,907)	(34,877)
Proceeds from the issuance of common shares under incentive stock plan	66	597
Repurchase of common shares	—	(33)
Repurchase of common shares made under repurchase program	(3,152)	—
Distribution to minority shareholder	(725)	(3,594)
Other	—	(16)
CASH USED FOR FINANCING ACTIVITIES	(38,718)	(37,923)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,303)	843
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	62,869	8,026
Balance, beginning of year	69,968	156,454
Balance, end of period	$132,837	$164,480
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest (a)	$2,595	$2,120
Income taxes	185	631
Non-cash investing activity:
Capital assets purchased on account	4,215	3,354

(a)Interest paid is presented net of patronage payments received of $4.3 million and $3.9 million for the three months ended March 31, 2020 and March 31, 2019, respectively. For additional information on patronage payments, see Note 6 — Debt in the 2019 Form 10-K.

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

1.BASIS OF PRESENTATION
        The unaudited consolidated financial statements and notes thereto of Rayonier Inc. and its subsidiaries (“Rayonier” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). The year-end balance sheet information was derived from audited financial statements not included herein. In the opinion of management, these financial statements and notes reflect any adjustments (all of which are normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. These statements and notes should be read in conjunction with the financial statements and supplementary data included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC (the “2019 Form 10-K”).
SUMMARY OF UPDATES TO SIGNIFICANT ACCOUNTING POLICIES
        For a full description of our other significant accounting policies, see Note 1 — Summary of Significant Accounting Policies in the 2019 Form 10-K.
RECENTLY ADOPTED STANDARDS
        The Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326) on January 1, 2020, with no material impact on the consolidated financial statements.
NEW ACCOUNTING STANDARDS
        In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides optional guidance to ease the potential burden in accounting due to reference rate reform. The guidance in this update provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. The Company is currently evaluating its contracts and the optional expedients provided by the new standard.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes. The guidance issued in this update simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU No. 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard will be effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those fiscal years. The Company is currently evaluating the impact of adopting this new accounting guidance on our consolidated financial statements.
SUBSEQUENT EVENTS
Entry into Debt Agreements
See Note 6 — Debt for information regarding subsequent events related to the Company’s debt agreements.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

2. REVENUE
PERFORMANCE OBLIGATIONS
        The Company recognizes revenues when control of promised goods or services (“performance obligations”) is transferred to customers, in an amount that reflects the consideration expected in exchange for those goods or services (“transaction price”). The Company generally satisfies performance obligations within a year of entering into a contract and therefore has applied the disclosure exemption found under ASC 606-10-50-14. Unsatisfied performance obligations as of March 31, 2020 are primarily due to advances on stumpage contracts and unearned license revenue. These performance obligations are expected to be satisfied within the next twelve months. The Company generally collects payment within a year of satisfying performance obligations and therefore has elected not to adjust revenues for a financing component.
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
        The following table summarizes revenue recognized during the three months ended March 31, 2020 and 2019 that was included in the contract liability balance at the beginning of each year:

	Three Months Ended March 31,
	2020	2019
Revenue recognized from contract liability balance at the beginning of the year (a)	$6,425	$5,356

(a) Revenue recognized was primarily from hunting licenses and the use of advances on pay-as-cut timber sales.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

        The following tables present our revenue from contracts with customers disaggregated by product type for the three months ended March 31, 2020 and 2019:

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Elim.	Total
March 31, 2020
Pulpwood	$27,493	$3,127	$4,847	—	$2,530	—	$37,997
Sawtimber	19,509	27,445	30,788	—	16,112	—	93,854
Hardwood	481	—	—	—	—	—	481
Total Timber Sales	47,483	30,572	35,635	—	18,642	—	132,332
License Revenue, Primarily From Hunting	4,589	97	57	—	—	—	4,743
Other Non-Timber/Carbon Revenue	910	406	1,846	—	—	—	3,162
Agency Fee Income	—	—	—	—	329	—	329
Total Non-Timber Sales	5,499	503	1,903	—	329	—	8,234
Improved Development	—	—	—	—	—	—	—
Unimproved Development	—	—	—	—	—	—	—
Rural	—	—	—	2,397	—	—	2,397
Timberlands & Non-Strategic	—	—	—	—	—	—	—
Other	—	—	—	140	—	—	140
Large Dispositions	—	—	—	116,027	—	—	116,027
Total Real Estate Sales	—	—	—	118,564	—	—	118,564

Revenue from Contracts with Customers	52,982	31,075	37,538	118,564	18,971	—	259,130
Intersegment	—	—	—	—	13	(13)	—
Total Revenue	$52,982	$31,075	$37,538	$118,564	$18,984	($13)	$259,130

March 31, 2019
Pulpwood	$26,799	$2,820	$8,767	—	$4,326	—	$42,712
Sawtimber	23,152	17,277	45,863	—	27,512	—	113,804
Hardwood	1,086	—	—	—	—	—	1,086
Total Timber Sales	51,037	20,097	54,630	—	31,838	—	157,602
License Revenue, Primarily from Hunting	4,026	4	53	—	—	—	4,083
Other Non-Timber/Carbon Revenue	5,783	434	2,447	—	—	—	8,664
Agency Fee Income	—	—	—	—	198	—	198
Total Non-Timber Sales	9,809	438	2,500	—	198	—	12,945
Improved Development	—	—	—	341	—	—	341
Unimproved Development	—	—	—	1,000	—	—	1,000
Rural	—	—	—	12,665	—	—	12,665
Timberlands & Non-Strategic	—	—	—	6,934	—	—	6,934
Other	—	—	—	59	—	—	59
Total Real Estate Sales	—	—	—	20,999	—	—	20,999

Revenue from Contracts with Customers	60,846	20,535	57,130	20,999	32,036	—	191,546
Intersegment	—	—	—	—	29	(29)	—
Total Revenue	$60,846	$20,535	$57,130	$20,999	$32,065	($29)	$191,546

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

        The following tables present our timber sales disaggregated by contract type for the three months ended March 31, 2020 and 2019:

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Trading	Total
March 31, 2020
Stumpage Pay-as-Cut	$25,407	—	—	—	$25,407
Stumpage Lump Sum	388	5,131	—	—	5,519
Total Stumpage	25,795	5,131	—	—	30,926

Delivered Wood (Domestic)	21,060	25,441	13,691	472	60,664
Delivered Wood (Export)	628	—	21,944	18,170	40,742
Total Delivered	21,688	25,441	35,635	18,642	101,406

Total Timber Sales	$47,483	$30,572	$35,635	$18,642	$132,332

March 31, 2019
Stumpage Pay-as-Cut	$28,008	—	—	—	$28,008
Stumpage Lump Sum	2,095	—	—	—	2,095
Total Stumpage	30,103	—	—	—	30,103

Delivered Wood (Domestic)	19,338	20,097	20,700	2,124	62,259
Delivered Wood (Export)	1,596	—	33,930	29,714	65,240
Total Delivered	20,934	20,097	54,630	31,838	127,499

Total Timber Sales	$51,037	$20,097	$54,630	$31,838	$157,602

3. LEASES
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
        As of March 31, 2020, the New Zealand subsidiary has two CFLs comprising 9,000 acres under termination notice that are being relinquished as harvest activities are concluded, as well as two fixed-term CFLs comprising 3,000 acres expiring in 2062. Additionally, the New Zealand subsidiary has two forestry rights comprising 32,000 acres under termination notice that are being relinquished as harvest activities are concluded.
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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

LEASE MATURITIES, LEASE COST AND OTHER LEASE INFORMATION
        The following table details the Company’s undiscounted lease obligations as of March 31, 2020 by type of lease and year of expiration:

		Year of Expiration
Lease obligations	Total	Remaining 2020	2021	2022	2023	2024	Thereafter
Operating lease liabilities	$171,497	$7,274	$8,700	$7,852	$7,799	$7,667	$132,205
Total Undiscounted Cash Flows	$171,497	$7,274	$8,700	$7,852	$7,799	$7,667	$132,205
Imputed interest	(78,964)
Balance at March 31, 2020	92,533
Less: Current portion	(9,175)
Non-current portion at March 31, 2020	$83,358

The following table details components of the Company’s lease cost for the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31,
Lease Cost Components	2020	2019
Operating lease cost	$2,098	$2,437
Variable lease cost (a)	78	76
Total lease cost (b)	$2,176	$2,513

(a) The majority of timberland leases are subject to increases or decreases based on either the Consumer Price Index, Producer Price Index or market rates.
(b) Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for these leases are expensed on a straight line basis over the lease term. Short-term lease expense was not material for the three months ended March 31, 2020.
        The following table provides supplemental cash flow information related to the Company’s leases for the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31,
Supplemental cash flow information related to leases:	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$741	$973
Investing cash flows from operating leases	1,357	1,464
Total cash flows from operating leases	$2,098	$2,437

Weighted-average remaining lease term in years - operating leases	28	29
Weighted-average discount rate - operating leases	5%	5%

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The Company applies the following practical expedients as allowed under ASC 842:

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

4. NEW ZEALAND SUBSIDIARY
        The Company maintains a 77% controlling financial interest in Matariki Forestry Group (the “New Zealand subsidiary”), a joint venture that owns or leases approximately 415,000 legal acres of New Zealand timberland. Accordingly, the Company consolidates the New Zealand subsidiary’s balance sheet and results of operations. The portions of the consolidated financial position and results of operations attributable to the New Zealand subsidiary’s 23% noncontrolling interest are shown separately within the Consolidated Statements of Income and Comprehensive Income and Consolidated Statements of Shareholders’ Equity. Rayonier New Zealand Limited (“RNZ”), a wholly-owned subsidiary of Rayonier Inc., serves as the manager of the New Zealand subsidiary.

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
        The following tables summarize the segment information for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
SALES	2020	2019
Southern Timber	$52,982	$60,846
Pacific Northwest Timber	31,075	20,535
New Zealand Timber	37,538	57,130
Real Estate (a)	118,564	20,999
Trading	18,984	32,065
Intersegment Eliminations	(13)	(29)
Total	$259,130	$191,546

(a) The three months ended March 31, 2020 includes $116.0 million from a Large Disposition.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended March 31,
OPERATING INCOME (LOSS)	2020	2019
Southern Timber	$15,070	$21,520
Pacific Northwest Timber	(948)	(3,741)
New Zealand Timber	5,448	15,720
Real Estate (a)	26,774	10,027
Trading	(19)	480
Corporate and Other	(7,773)	(5,486)
Total Operating Income	38,552	38,520
Unallocated interest expense and other	(8,425)	(6,378)
Total Income before Income Taxes	$30,127	$32,142

(a) The three months ended March 31, 2020 includes $28.7 million from a Large Disposition.

	Three Months Ended March 31,
DEPRECIATION, DEPLETION AND AMORTIZATION	2020	2019
Southern Timber	$18,182	$19,727
Pacific Northwest Timber	10,702	6,826
New Zealand Timber	4,774	6,319
Real Estate (a)	35,745	3,335
Corporate and Other	297	284
Total	$69,700	$36,491

(a) The three months ended March 31, 2020 includes $35.4 million from a Large Disposition.

	Three Months Ended March 31,
NON-CASH COST OF LAND AND IMPROVED DEVELOPMENT	2020	2019
Real Estate (a)	$52,051	$4,030
Total	$52,051	$4,030

(a) The three months ended March 31, 2020 includes $51.6 million from a Large Disposition.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

6. DEBT
        Rayonier’s debt consisted of the following at March 31, 2020:

March 31, 2020
Term Credit Agreement borrowings due 2024 at a variable interest rate of 3.0% at March 31, 2020 (a)(c)	$350,000
Senior Notes due 2022 at a fixed interest rate of 3.75%	325,000
Incremental Term Loan Agreement borrowings due 2026 at a variable interest rate of 3.5% at March 31, 2020 (b)	300,000
Revolving Credit Facility borrowings due 2020 at an average variable interest rate of 3.5% at March 31, 2020 (c)(d)	82,000
Total debt	1,057,000
Less: Deferred financing costs	(1,730)
Long-term debt, net of deferred financing costs	$1,055,270

(a) As of March 31, 2020 the periodic interest rate on the term loan facility was LIBOR plus 1.625%. The Company estimates the effective fixed interest rate on the term loan facility to be approximately 3.3% after consideration of interest rate swaps and estimated patronage refunds.
(b) As of March 31, 2020, the periodic interest rate on the incremental term loan was LIBOR plus 1.900%. The Company estimates the effective fixed interest rate on the incremental term loan facility to be approximately 2.8% after consideration of interest rate swaps and estimated patronage refunds.
(c) Due dates do not reflect amendments entered into after March 31, 2020. For additional information, see Subsequent Events Relating to Debt Agreements within this footnote below.
(d) The outstanding balance on the Revolving Credit Facility is classified as noncurrent in the Company’s Consolidated Balance Sheets at March 31, 2020, as Rayonier has entered into an agreement to extend its maturity date. For additional information, see Subsequent Events Relating to Debt Agreements within this footnote below.
        Principal payments due during the next five years and thereafter are as follows:

2020 (a)	$82,000
2021	—
2022	325,000
2023	—
2024	350,000
Thereafter	300,000
Total Debt	$1,057,000

(a) The outstanding balance on the Revolving Credit Facility is classified as noncurrent in the Company’s Consolidated Balance Sheets at March 31, 2020, as Rayonier has entered into an agreement to extend its maturity date. For additional information, see Subsequent Events Relating to Debt Agreements within this footnote below.
2020 DEBT ACTIVITY
        During the three months ended March 31, 2020, the Company made borrowings and repayments of $20.0 million on its Revolving Credit Facility. At March 31, 2020, the Company had available borrowings of $116.5 million under the Revolving Credit Facility, net of $1.5 million to secure its outstanding letters of credit.
        During the three months ended March 31, 2020, the New Zealand subsidiary made no borrowings or repayments on its working capital facility. At March 31, 2020, the New Zealand subsidiary had NZ$20.0 million of available borrowings under its working capital facility.

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
The covenants listed below, which are the most significant financial covenants in effect as of March 31, 2020, are calculated on a trailing 12-month basis:

	Covenant Requirement	Actual Ratio	Favorable
Covenant EBITDA to consolidated interest expense should not be less than	2.5 to 1	10.3 to 1	7.8
Covenant debt to covenant net worth plus covenant debt shall not exceed	65%	43%	22%
        In addition to these financial covenants listed above, the Senior Notes, Term Credit Agreement, Incremental Term Loan Agreement and Revolving Credit Facility include customary covenants that limit the incurrence of debt and the disposition of assets, among others. At March 31, 2020, the Company was in compliance with all applicable covenants.
SUBSEQUENT EVENTS RELATING TO DEBT AGREEMENTS
        On April 1, 2020, the Company entered into a Second Amendment to Credit Agreement to increase the limit on its Revolving Credit Facility from $200 million to $250 million and extend its maturity date from August 5, 2020 to April 1, 2025. Additionally, the maturity date of the Term Credit Agreement was extended from August 5, 2024 to April 1, 2028. The extension of the maturity dates of the Revolving Credit Facility and the Term Credit Agreement have been recognized in the Company’s consolidated financial statements as of March 31, 2020.
        On April 13, 2020, the Company entered into an Accordion Increase Agreement to further increase the limit on the Revolving Credit Facility from $250 million to $300 million.
        On April 16, 2020, the Company entered into a Third Amendment and Incremental Term Loan Agreement which provided for the advancement of a five-year $250 million senior unsecured incremental term loan facility (the “2020 Incremental Term Loan Facility”). The Company intends to use the proceeds from the 2020 Incremental Term Loan Facility to fund its anticipated second quarter acquisition of Pope Resources.

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
        Changes in higher and better use timberlands and real estate development investments from December 31, 2019 to March 31, 2020 are shown below:

	Higher and Better Use Timberlands and Real Estate Development Investments
	Land and Timber	Development Investments	Total
Non-current portion at December 31, 2019	$58,091	$23,700	$81,791
Plus: Current portion (a)	274	12,389	12,663
Total Balance at December 31, 2019	58,365	36,089	94,454
Non-cash cost of land and improved development	(111)	(156)	(267)
Timber depletion from harvesting activities and basis of timber sold in real estate sales	(85)	—	(85)
Capitalized real estate development investments (b)	—	1,727	1,727
Capital expenditures (silviculture)	54	—	54
Intersegment transfers	33	—	33
Total Balance at March 31, 2020	58,256	37,660	95,916
Less: Current portion (a)	(209)	(6,874)	(7,083)
Non-current portion at March 31, 2020	$58,047	$30,786	$88,833

(a)The current portion of Higher and Better Use Timberlands and Real Estate Development Investments is recorded in Inventory. See Note 17 — Inventory for additional information.
(b)Capitalized real estate development investments include $0.1 million of capitalized interest.
8. COMMITMENTS
        At March 31, 2020, the future minimum payments under non-cancellable commitments were as follows:

	Development Projects (a)	Pension Contributions (b)	Commitments (c)	Total
Remaining 2020	$3,584	$3,157	$8,576	$15,317
2021	161	681	4,143	4,985
2022	220	—	4,581	4,801
2023	232	—	4,821	5,053
2024	232	—	3,508	3,740
Thereafter	2,770	—	11,496	14,266
	$7,199	$3,838	$37,125	$48,162

(a)Primarily consisting of payments expected to be made on the Company’s Wildlight and Richmond Hill development projects.
(b)Pension contribution requirements are based on actuarially determined estimates and IRS minimum funding requirements.
(c)Commitments include payments expected to be made on foreign exchange contracts, timberland deeds and other purchase obligations.

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
PROVISION FOR INCOME TAXES
        The Company’s tax expense is principally related to New Zealand corporate-level tax on the New Zealand subsidiary income. The following table contains the income tax expense recognized on the Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended March 31,
	2020	2019
Income tax expense	($3,706)	($4,349)
ANNUAL EFFECTIVE TAX RATE
        The Company’s effective tax rate after discrete items is below the 21.0% U.S. statutory rate due to tax benefits associated with being a REIT. The following table contains the Company’s annualized effective tax rate after discrete items:

	Three Months Ended March 31,
	2020	2019
Annualized effective tax rate after discrete items	12.1%	12.7%

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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

11. GUARANTEES
        The Company provides financial guarantees as required by creditors, insurance programs, and various governmental agencies.
As of March 31, 2020, the following financial guarantees were outstanding:

Financial Commitments (a)	Maximum Potential Payment
Standby letters of credit (b)	$1,509
Surety bonds (c)	5,212
Total financial commitments	$6,721

(a)The Company has not recorded any liabilities for these financial commitments in the Consolidated Balance Sheets. The guarantees are not subject to measurement, as the guarantees are dependent on the Company’s own performance.
(b)Approximately $0.5 million of the standby letters of credit serve as credit support for infrastructure at the Company’s Wildlight development project. The remaining letters of credit support various insurance related agreements, primarily workers’ compensation. These letters of credit will expire at various dates during 2020 and will be renewed as required.
(c)Rayonier issues surety bonds primarily to secure performance obligations related to various operational activities and to provide collateral for the Company’s Wildlight development project in Nassau County, Florida. These surety bonds expire at various dates during 2020, 2021 and 2022 and are expected to be renewed as required.

12. EARNINGS PER COMMON SHARE
        The following table provides details of the calculations of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2020	2019
Net Income	$26,421	$27,793
Less: Net income attributable to noncontrolling interest	(567)	(2,999)
Net income attributable to Rayonier Inc.	$25,854	$24,794

Shares used for determining basic earnings per common share	129,137,494	129,172,925
Dilutive effect of:
Stock options	1,075	19,696
Performance shares, restricted shares and restricted stock units	209,481	557,660
Shares used for determining diluted earnings per common share	129,348,050	129,750,281

Basic earnings per common share attributable to Rayonier Inc.:	$0.20	$0.19

Diluted earnings per common share attributable to Rayonier Inc.:	$0.20	$0.19

	Three Months Ended March 31,
	2020	2019
Anti-dilutive shares excluded from the computations of diluted earnings per share:
Stock options, performance shares, restricted shares and restricted stock units	406,326	438,273
Total	406,326	438,273

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
        Accounting for derivative financial instruments is governed by ASC Topic 815, Derivatives and Hedging, (“ASC 815”). In accordance with ASC 815, the Company records its derivative instruments at fair value as either assets or liabilities in the Consolidated Balance Sheets. Changes in the instruments’ fair value are accounted for based on their intended use. Gains and losses on derivatives that are designated and qualify for cash flow hedge accounting are recorded as a component of accumulated other comprehensive (loss) income (“AOCI”) and reclassified into earnings when the hedged transaction materializes. Gains and losses on derivatives that are designated and qualify for net investment hedge accounting are recorded as a component of AOCI and will not be reclassified into earnings until the Company’s investment in its New Zealand operations is partially or completely liquidated. The changes in the fair value of derivatives not designated as hedging instruments and those which are no longer effective as hedging instruments, are recognized immediately in earnings.
FOREIGN CURRENCY EXCHANGE AND OPTION CONTRACTS
        The functional currency of Rayonier’s wholly-owned subsidiary, Rayonier New Zealand Limited, and the New Zealand subsidiary is the New Zealand dollar. The New Zealand subsidiary is exposed to foreign currency risk on export sales and ocean freight payments which are mainly denominated in U.S. dollars. The New Zealand subsidiary typically hedges 50% to 90% of its estimated foreign currency exposure with respect to the following twelve months forecasted sales and purchases, less distributions, and up to 75% of the forward 12 to 18 months. Foreign currency exposure from the New Zealand subsidiary’s trading operations is typically hedged based on the following three months forecasted sales and purchases. As of March 31, 2020, foreign currency exchange contracts and foreign currency option contracts had maturity dates through September 2021 and August 2021, respectively.
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

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table contains information on the outstanding interest rate swaps as of March 31, 2020:

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
TREASURY LOCKS
During the first quarter, the Company entered into treasury lock agreements, which were designated and qualified as cash flow hedges. These derivative instruments hedged the impact of changes in the benchmark interest rate to future interest payments associated with anticipated debt issuances. Prior to expiration, the Company de-designated and settled the treasury locks by converting them into interest rate swap lock agreements (discussed below). To the extent the Company de-designates or terminates a cash flow hedging relationship and the associated hedged item continues to exist, any unrealized gain or loss of the cash flow hedge at the time of de-designation remains in accumulated other comprehensive (loss) income and is amortized using the straight-line method through interest expense over the remaining life of the hedged item. Amounts recorded in accumulated other comprehensive (loss) income in connection with the settled treasury locks were ($20.8) million which will be reclassified to earnings through interest expense over the life of the anticipated issued debt.
The following table contains information on the expired treasury lock agreements entered into during the period ending March 31, 2020:

Converted Treasury Rate Locks (a)
Date Entered Into	Term	Notional Amount	Rate	Related Debt Facility (b)	Expiration Date
January 2020	10 years	$100,000	1.53%	2020 Incremental Term Loan Facility	March 31, 2020
January 2020	10 years	100,000	1.53%	2020 Incremental Term Loan Facility	March 31, 2020
February 2020	10 years	50,000	1.35%	2020 Incremental Term Loan Facility	March 31, 2020

(a)  At inception, all treasury locks were designated as interest rate cash flow hedges and qualified for hedge accounting.
(b) On April 16, 2020, the Company entered into a Third Amendment and Incremental Term Loan Agreement which provided for a five-year $250 million senior unsecured incremental term loan facility (the “2020 Incremental Term Loan Facility”). See Note 6 — Debt for information regarding subsequent events. The Company anticipates extending the term of the 2020 Incremental Term Loan facility for an additional five-year term upon maturity.
INTEREST RATE SWAP LOCKS
Upon de-designation, the Company converted the above treasury lock agreements to interest rate swap lock agreements to hedge the risk of changes in the interest payments attributable to changes in the benchmark LIBOR interest rate associated with anticipated issuances of debt. The interest rate swap locks were designated and qualified as cash flow hedges. The Company reports the gains/losses from the fluctuations in the fair market value of the hedges in AOCI and reclassifies them to earnings as interest expense in the same period in which the hedged interest payments affect earnings.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table contains information on the outstanding interest rate swap lock agreements as of March 31, 2020:

Outstanding Interest Rate Swap Locks (a)
Date Entered Into	Term	Notional Amount	Fixed Rate of Swap Lock (b)	Related Debt Facility (c)	Effective Date
March 2020	10 years	$100,000	1.56%	2020 Incremental Term Loan Facility	July 31, 2020
March 2020	10 years	100,000	1.59%	2020 Incremental Term Loan Facility	June 30, 2020
March 2020	10 years	50,000	1.41%	2020 Incremental Term Loan Facility	June 30, 2020

(a)  All interest rate swap locks have been designated as interest rate cash flow hedges and qualify for hedge accounting.
(b) These interest rate swap locks were off-market derivatives, meaning they contained an embedded financing element, which the counterparties recovered through an incremental charge in the fixed rate over what would have been charged for an at-market swap lock.
(c) On April 16, 2020, the Company entered into a Third Amendment and Incremental Term Loan Agreement which provided for a five-year $250 million senior unsecured incremental term loan facility (the “2020 Incremental Term Loan Facility”). See Note 6 — Debt for information regarding subsequent events. The Company anticipates extending the term of the 2020 Incremental Term Loan facility for an additional five-year term upon maturity.
FORWARD-STARTING INTEREST RATE SWAPS
The Company is exposed to cash flow interest rate risk on anticipated debt issuances and uses forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the anticipated issuance date. For these derivative instruments, the Company reports the gains/losses from the fluctuations in the fair market value of the hedges in AOCI and reclassifies them to earnings as interest expense in the same period in which the hedged interest payments affect earnings.
The following table contains information on the outstanding forward-starting interest rate swaps as of March 31, 2020:

Outstanding Forward-Starting Interest Rate Swaps (a)
Date Entered Into	Term	Notional Amount	Fixed Rate of Swap	Related Debt Facility	Forward Date	Maximum Period Ending for Forecasted Issuance Date
February 2020	10 years	$325,000	1.40%	Anticipated refinancing of Senior Notes due 2022	April 2022	April 2022
March 2020	4 years	100,000	0.88%	Anticipated extension of Term Credit Agreement	August 2024	April 2020 (b)

(a)  All forward-starting interest rate swaps have been designated as interest rate cash flow hedges and qualify for hedge accounting.
(b) On April 1, 2020, the maturity date of the Term Credit Agreement was extended from August 5, 2024 to April 1, 2028. See Note 6 — Debt for information regarding subsequent events. On April 8, 2020, the terms of this forward-starting swap were modified to match the maturity date of the Term Credit Agreement.
CARBON OPTIONS
        The New Zealand subsidiary enters into carbon options from time to time to sell carbon assets at certain prices. Changes in fair value of the carbon option contracts are recorded in “Interest and other miscellaneous (expense) income, net” as the contracts did not qualify for hedge accounting treatment. As of March 31, 2020, carbon option contracts had maturity dates through June 2020.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables demonstrate the impact, gross of tax, of the Company’s derivatives on the Consolidated Statements of Income and Comprehensive Income for three months ended March 31, 2020 and 2019:

		Three Months Ended March 31,
	Income Statement Location	2020	2019
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive (loss)	($5,480)	$1,119
Foreign currency option contracts	Other comprehensive (loss)	(1,149)	77
Interest rate swaps	Other comprehensive (loss)	(38,998)	(11,548)
Treasury locks	Other comprehensive (loss)	(20,846)	—
Interest rate swap locks	Other comprehensive (loss)	854	—
Forward-starting interest rate swaps	Other comprehensive (loss)	(19,710)	—

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Interest and other miscellaneous (expense) income, net	—	(16)
Carbon option contracts	Interest and other miscellaneous (expense) income, net	549	402
        During the next 12 months, the amount of the March 31, 2020 AOCI balance, net of tax, expected to be reclassified into earnings as a result of the maturation of the Company’s derivative instruments is a loss of approximately $3.4 million.
        The following table contains the notional amounts of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Notional Amount
	March 31, 2020	December 31, 2019
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	$60,350	$56,350
Foreign currency option contracts	36,000	22,000
Interest rate swaps	650,000	650,000
Interest rate swap locks	250,000	—
Forward-starting interest rate swaps	425,000	—

Derivative not designated as a hedging instrument:
Foreign currency exchange contracts	—	—
Carbon options (a)	5,070	9,592

(a) Notional amount for carbon options is calculated as the number of units outstanding multiplied by the spot price as of March 31, 2020.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

        The following table contains the fair values of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Location on Balance Sheet	Fair Value Assets / (Liabilities) (a)
		March 31, 2020	December 31, 2019
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other current assets	$79	$424
	Other assets	—	390
	Other current liabilities	(4,319)	(172)
	Other non-current liabilities	(599)	—
Foreign currency option contracts	Other current assets	68	151
	Other assets	129	209
	Other current liabilities	(546)	(27)
	Other non-current liabilities	(497)	(30)
Interest rate swaps	Other assets	—	2,614
	Other non-current liabilities	(47,452)	(11,068)
Interest rate swap locks	Other non-current liabilities	(19,992)	—
Forward-starting interest rate swaps	Other non-current liabilities	(19,710)	—

Derivative not designated as a hedging instrument:
Carbon options	Other current liabilities	(14)	(607)

Total derivative contracts:
Other current assets		$147	$575
Other assets		129	3,213
Total derivative assets		$276	$3,788

Other current liabilities		(4,879)	(806)
Other non-current liabilities		(88,250)	(11,098)
Total derivative liabilities		($93,129)	($11,904)

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
        The following table presents the carrying amount and estimated fair values of financial instruments held by the Company at March 31, 2020 and December 31, 2019, using market information and what the Company believes to be appropriate valuation methodologies under GAAP:

	March 31, 2020			December 31, 2019
Asset (Liability) (a)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$132,362	$132,362	—	$68,735	$68,735	—
Restricted cash (b)	475	475	—	1,233	1,233	—
Current maturities of long-term debt	—	—	—	(82,000)	—	(82,000)
Long-term debt (c)	(1,055,270)	—	(1,048,030)	(973,129)	—	(981,500)
Interest rate swaps (d)	(47,452)	—	(47,452)	(8,454)	—	(8,454)
Interest rate swap locks (d)	(19,992)	—	(19,992)	—	—	—
Forward-starting interest rate swaps (d)	(19,710)	—	(19,710)	—	—	—
Foreign currency exchange contracts (d)	(4,839)	—	(4,839)	642	—	642
Foreign currency option contracts (d)	(846)	—	(846)	303	—	303
Carbon option contracts (d)	(14)	—	(14)	(607)	—	(607)
Marketable equity securities (e)	9,610	9,610	—	10,582	10,582	—

(a)The Company did not have Level 3 assets or liabilities at March 31, 2020 and December 31, 2019.
(b)Restricted cash represents the proceeds from like-kind exchange sales deposited with a third-party intermediary and cash held in escrow for a real estate sale. See Note 18 — Restricted Cash for additional information.
(c)The carrying amount of long-term debt is presented net of capitalized debt costs on non-revolving debt. See Note 6 — Debt for additional information.
(d)See Note 13 — Derivative Financial Instruments and Hedging Activities for information regarding the Consolidated Balance Sheets classification of the Company’s derivative financial instruments.
(e)The Company’s investments in marketable securities are classified in “Other Assets” based on the nature of the securities and their availability for use in current operations.

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

The following table presents marketable securities that have been in a continuous unrealized gain position for less than 12 months and for 12 months or greater at March 31, 2020 and December 31, 2019:

	March 31, 2020				December 31, 2019
	Carrying Amount	Less than 12 Months	12 Months or Greater	Total	Carrying Amount	Less than 12 Months	12 Months or Greater	Total
Fair value of marketable equity securities	$9,610	9,610	—	9,610	$10,582	10,582	—	10,582
Unrealized (losses) gains	—	(972)	—	(972)	—	3,043	—	3,043

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
        As of March 31, 2020, the Company has paid $0.4 million of the approximately $3.6 million in current year mandatory pension contribution requirements (based on actuarial estimates and IRS minimum funding requirements).
        The net pension and postretirement benefit costs (credits) that have been recorded are shown in the following table:

Components of Net Periodic Benefit Cost (Credit)	Income Statement Location	Pension		Postretirement
		Three Months Ended March 31,		Three Months Ended March 31,
		2020	2019	2020	2019
Service cost	Selling and general expenses	—	—	$2	$1
Interest cost	Interest and other miscellaneous (expense) income, net	677	800	13	14
Expected return on plan assets (a)	Interest and other miscellaneous (expense) income, net	(876)	(777)	—	—
Amortization of losses	Interest and other miscellaneous (expense) income, net	215	112	2	—
Net periodic benefit cost		$16	$135	$17	$15

(a)The weighted-average expected long-term rate of return on plan assets used in computing 2020 net periodic benefit cost for pension benefits is 5.7%.

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

16. OTHER OPERATING (EXPENSE) INCOME, NET
Other operating (expense) income, net consisted of the following:

	Three Months Ended March 31,
	2020	2019
Gain on foreign currency remeasurement, net of cash flow hedges	$1,433	$30
Gain on sale or disposal of property and equipment	3	21
Log trading marketing fees	47	57
Costs related to the merger with Pope Resources	(2,487)	—
Miscellaneous expense, net	(107)	(73)
Total	($1,111)	$35

17. INVENTORY
        As of March 31, 2020 and December 31, 2019, Rayonier’s inventory consisted entirely of finished goods, as follows:

	March 31, 2020	December 31, 2019
Finished goods inventory
Real estate inventory (a)	$7,083	$12,663
Log inventory	6,010	1,855
Total inventory	$13,093	$14,518

(a) Represents the cost of HBU real estate (including capitalized development investments) under contract to be sold.
        See Note 7 — Higher And Better Use Timberlands and Real Estate Development Investments for additional information.

18. RESTRICTED CASH
        In order to qualify for like-kind exchange (“LKE”) treatment, the proceeds from real estate sales must be deposited with a third-party intermediary. These proceeds are accounted for as restricted cash until a suitable replacement property is acquired. In the event LKE purchases are not completed, the proceeds are returned to the Company after 180 days and reclassified as available cash. As of March 31, 2020 and December 31, 2019, the Company had $0.5 million and $1.2 million, respectively, of proceeds from real estate sales classified as restricted cash which were deposited with an LKE intermediary as well as cash held in escrow for a real estate sale.
        The following table contains the amounts of restricted cash recorded in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows for the three months ended March 31, 2020:

March 31, 2020
Restricted cash held in escrow	$475
Total restricted cash shown in the Consolidated Balance Sheets	475
Cash and cash equivalents	132,362
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$132,837

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

19. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
        The following table summarizes the changes in AOCI by component for the three months ended March 31, 2020 and the year ended December 31, 2019. All amounts are presented net of tax and exclude portions attributable to noncontrolling interest.

	Foreign currency translation (loss) gains	Net investment hedges of New Zealand subsidiary	Cash flow hedges		Employee benefit plans		Total
Balance as of December 31, 2018	($1,010)	$1,321	$21,965		($22,037)		$239
Other comprehensive (loss) income before reclassifications	784	—	(31,547)		(1,799)		(32,562)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	672		449	(b)	1,121
Net other comprehensive (loss) income	784	—	(30,875)		(1,350)		(31,441)
Balance as of December 31, 2019	($226)	$1,321	($8,910)		($23,387)		($31,202)
Other comprehensive (loss) income before reclassifications	(33,894)	—	(82,391)	(a)	—	(b)	(116,285)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	15		217		232
Net other comprehensive (loss) income	(33,894)	—	(82,376)		217		(116,053)
Balance as of March 31, 2020	($34,120)	$1,321	($91,286)		($23,170)		($147,255)

(a)Includes $78.7 million of other comprehensive loss related to interest rate swaps, treasury locks, interest rate swap locks and forward-starting interest rate swaps. See Note 13 — Derivative Financial Instruments and Hedging Activities for additional information.
(b)This component of other comprehensive (loss) income is included in the computation of net periodic pension and post-retirement costs. See Note 15 — Employee Benefit Plans for additional information.
        The following table presents details of the amounts reclassified in their entirety from AOCI to net income for the three months ended March 31, 2020 and March 31, 2019:

Details about accumulated other comprehensive (loss) income components	Amount reclassified from accumulated other comprehensive (loss) income		Affected line item in the income statement
	March 31, 2020	March 31, 2019
Realized loss (gain) on foreign currency exchange contracts	$18	($412)	Other operating (expense) income, net
Realized loss (gain) on foreign currency option contracts	9	(14)	Other operating (expense) income, net
Noncontrolling interest	(6)	98	Comprehensive (loss) income attributable to noncontrolling interest
Income tax (benefit) expense from gain on foreign currency contracts	(6)	92	Income tax expense
Net loss (gain) from accumulated other comprehensive income	$15	($236)

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

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	Three Months Ended March 31, 2020
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$259,130	—	$259,130
Costs and Expenses
Cost of sales	—	—	(209,499)	—	(209,499)
Selling and general expenses	—	(5,060)	(4,908)	—	(9,968)
Other operating expense, net	—	(2,524)	1,413	—	(1,111)
	—	(7,584)	(212,994)	—	(220,578)
OPERATING (LOSS) INCOME	—	(7,584)	46,136	—	38,552
Interest expense	(3,139)	(5,063)	(14)	—	(8,216)
Interest and miscellaneous income (expense), net	(457)	500	(252)	—	(209)
Equity in income from subsidiaries	29,450	41,809	—	(71,259)	—
INCOME BEFORE INCOME TAXES	25,854	29,662	45,870	(71,259)	30,127
Income tax expense	—	(212)	(3,494)	—	(3,706)
NET INCOME	25,854	29,450	42,376	(71,259)	26,421
Less: Net income attributable to noncontrolling interest	—	—	(567)	—	(567)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	25,854	29,450	41,809	(71,259)	25,854
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment, net of income tax	(33,894)	—	(44,023)	33,894	(44,023)
Cash flow hedges, net of income tax	(82,376)	(78,699)	(4,776)	82,376	(83,475)
Amortization of pension and postretirement plans, net of income tax	217	217	—	(217)	217
Total other comprehensive loss	(116,053)	(78,482)	(48,799)	116,053	(127,281)
COMPREHENSIVE (LOSS) INCOME	(90,199)	(49,032)	(6,423)	44,794	(100,860)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	10,661	—	10,661
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO RAYONIER INC.	($90,199)	($49,032)	$4,238	$44,794	($90,199)

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
	Three Months Ended March 31, 2019
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
SALES	—	—	$191,546	—	$191,546
Costs and Expenses
Cost of sales	—	—	(143,251)	—	(143,251)
Selling and general expenses	—	(4,843)	(4,967)	—	(9,810)
Other operating (expense) income, net	—	—	35	—	35
	—	(4,843)	(148,183)	—	(153,026)
OPERATING (LOSS) INCOME	—	(4,843)	43,363	—	38,520
Interest expense	(3,138)	(4,547)	(25)	—	(7,710)
Interest and miscellaneous income (expense), net	(457)	964	825	—	1,332
Equity in income from subsidiaries	28,389	37,432	—	(65,821)	—
INCOME BEFORE INCOME TAXES	24,794	29,006	44,163	(65,821)	32,142
Income tax expense	—	(617)	(3,732)	—	(4,349)
NET INCOME	24,794	28,389	40,431	(65,821)	27,793
Less: Net income attributable to noncontrolling interest	—	—	(2,999)	—	(2,999)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	24,794	28,389	37,432	(65,821)	24,794
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment, net of income tax	4,679	(90)	6,122	(4,678)	6,033
Cash flow hedges, net of income tax	(10,884)	(11,548)	862	10,884	(10,686)
Amortization of pension and postretirement plans, net of income tax	112	112	—	(112)	112
Total other comprehensive (loss) income	(6,093)	(11,526)	6,984	6,094	(4,541)
COMPREHENSIVE INCOME	18,701	16,863	47,415	(59,727)	23,252
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(4,551)	—	(4,551)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$18,701	$16,863	$42,864	($59,727)	$18,701

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS
	As of March 31, 2020
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,102	$107,482	$18,778	—	$132,362
Accounts receivable, less allowance for doubtful accounts	—	1,015	27,280	—	28,295
Inventory	—	—	13,093	—	13,093
Prepaid expenses	—	1,237	13,704	—	14,941
Other current assets	—	93	291	—	384
Total current assets	6,102	109,827	73,146	—	189,075
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	2,355,581	—	2,355,581
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS	—	—	88,833	—	88,833
NET PROPERTY, PLANT AND EQUIPMENT	—	16,305	5,504	—	21,809
RESTRICTED CASH	—	—	475	—	475
RIGHT-OF-USE ASSETS	—	31,075	60,878	—	91,953
INVESTMENT IN SUBSIDIARIES	1,660,850	3,019,260	—	(4,680,110)	—
INTERCOMPANY RECEIVABLE	(23,204)	(621,951)	645,155	—	—
OTHER ASSETS	2	(2,331)	42,353	—	40,024
TOTAL ASSETS	$1,643,750	$2,552,185	$3,271,925	($4,680,110)	$2,787,750
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	—	$4,243	$16,594	—	$20,837
Accrued taxes	—	127	3,289	—	3,416
Accrued payroll and benefits	—	2,291	1,511	—	3,802
Accrued interest	6,094	1,948	—	—	8,042
Deferred revenue	—	—	6,718	—	6,718
Other current liabilities	—	4,761	21,698	—	26,459
Total current liabilities	6,094	13,370	49,810	—	69,274
LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS	324,263	731,007	—	—	1,055,270
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	25,342	(684)	—	24,658
LONG-TERM LEASE LIABILITY	—	26,842	56,516	—	83,358
OTHER NON-CURRENT LIABILITIES	—	94,774	60,748	—	155,522
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,313,393	1,660,850	3,019,260	(4,680,110)	1,313,393
Noncontrolling interest	—	—	86,275	—	86,275
TOTAL SHAREHOLDERS’ EQUITY	1,313,393	1,660,850	3,105,535	(4,680,110)	1,399,668
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,643,750	$2,552,185	$3,271,925	($4,680,110)	$2,787,750

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING BALANCE SHEETS
	As of December 31, 2019
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$303	$45,792	$22,640	—	$68,735
Accounts receivable, less allowance for doubtful accounts	—	4,113	23,014	—	27,127
Inventory	—	—	14,518	—	14,518
Prepaid expenses	—	1,361	13,367	—	14,728
Other current assets	—	111	756	—	867
Total current assets	303	51,377	74,295	—	125,975
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	—	—	2,482,047	—	2,482,047
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS	—	—	81,791	—	81,791
NET PROPERTY, PLANT AND EQUIPMENT	—	16,568	5,683	—	22,251
RESTRICTED CASH	—	—	1,233	—	1,233
RIGHT-OF-USE ASSET	—	32,253	67,689	—	99,942
INVESTMENT IN SUBSIDIARIES	1,709,958	3,072,304	—	(4,782,262)	—
INTERCOMPANY RECEIVABLE	56,935	(643,960)	587,025	—	—
OTHER ASSETS	2	(67)	47,822	—	47,757
TOTAL ASSETS	$1,767,198	$2,528,475	$3,347,585	($4,782,262)	$2,860,996
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	—	$2,866	$15,294	—	$18,160
Current maturities of long-term debt	—	82,000	—	—	82,000
Accrued taxes	—	59	2,973	—	3,032
Accrued payroll and benefits	—	5,585	3,284	—	8,869
Accrued interest	3,047	2,158	—	—	5,205
Deferred revenue	—	—	11,440	—	11,440
Other current liabilities	—	4,453	18,027	—	22,480
Total current liabilities	3,047	97,121	51,018	—	151,186
LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS	324,170	648,959	—	—	973,129
PENSION AND OTHER POSTRETIREMENT BENEFITS	—	25,996	(685)	—	25,311
LONG-TERM LEASE LIABILITY	—	28,001	62,480	—	90,481
OTHER NON-CURRENT LIABILITIES	—	18,440	64,807	—	83,247
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,439,981	1,709,958	3,072,304	(4,782,262)	1,439,981
Noncontrolling interest	—	—	97,661	—	97,661
TOTAL SHAREHOLDERS’ EQUITY	1,439,981	1,709,958	3,169,965	(4,782,262)	1,537,642
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,767,198	$2,528,475	$3,347,585	($4,782,262)	$2,860,996

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
	Three Months Ended March 31, 2020
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	$79,682	$16,257	($66,760)	—	$29,179
INVESTING ACTIVITIES
Capital expenditures	—	—	(17,176)	—	(17,176)
Real estate development investments	—	—	(1,727)	—	(1,727)
Purchase of timberlands	—	—	(24,122)	—	(24,122)
Net proceeds from large disposition of timberlands	—	—	115,666	—	115,666
Investment in subsidiaries	—	4,237	—	(4,237)	—
Other	—	—	2,070	—	2,070
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	4,237	74,711	(4,237)	74,711
FINANCING ACTIVITIES
Issuance of debt	—	20,000	—	—	20,000
Repayment of debt	—	(20,000)	—	—	(20,000)
Dividends paid	(34,841)	(2,524)	2,458	—	(34,907)
Proceeds from the issuance of common shares under incentive stock plan	66	—	—	—	66
Repurchase of common shares	—	—	—	—	—
Repurchase of common shares made under repurchase program	—	(3,152)	—	—	(3,152)
Distribution to minority shareholder	—	—	(725)	—	(725)
Intercompany distributions	(39,108)	46,872	(12,001)	4,237	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	(73,883)	41,196	(10,268)	4,237	(38,718)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	(2,303)	—	(2,303)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	5,799	61,690	(4,620)	—	62,869
Balance, beginning of year	303	45,792	23,873	—	69,968
Balance, end of period	$6,102	$107,482	$19,253	—	$132,837

RAYONIER INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
	Three Months Ended March 31, 2019
	Rayonier Inc. (Parent Issuer)	Subsidiary Guarantors	Non- guarantors	Consolidating Adjustments	Total Consolidated
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES	($7,623)	($2,265)	$80,805	—	$70,917
INVESTING ACTIVITIES
Capital expenditures	—	—	(14,122)	—	(14,122)
Real estate development investments	—	—	(1,677)	—	(1,677)
Purchase of timberlands	—	—	(12,349)	—	(12,349)
Investment in subsidiaries	—	6,495	—	(6,495)	—
Other	—	—	2,337	—	2,337
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	—	6,495	(25,811)	(6,495)	(25,811)
FINANCING ACTIVITIES
Dividends paid	(34,858)	(19)	—	—	(34,877)
Proceeds from the issuance of common shares under incentive stock plan	597	—	—	—	597
Repurchase of common shares	(33)	—	—	—	(33)
Other	—	—	(16)	—	(16)
Distribution to minority shareholder	—	—	(3,594)	—	(3,594)
Intercompany distributions	58,146	(10,183)	(54,458)	6,495	—
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	23,852	(10,202)	(58,068)	6,495	(37,923)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	—	843	—	843
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	16,229	(5,972)	(2,231)	—	8,026
Balance, beginning of year	361	104,777	51,316	—	156,454
Balance, end of period	$16,590	$98,805	$49,085	—	$164,480

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
When we refer to “we,” “us,” “our,” “the Company,” or “Rayonier,” we mean Rayonier Inc. and its consolidated subsidiaries. References herein to “Notes to Financial Statements” refer to the Notes to Consolidated Financial Statements of Rayonier Inc. included in Item 1 of this report.
This MD&A is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors which may affect future results. Our MD&A should be read in conjunction with our Consolidated Financial Statements included in Item 1 of this report, our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) and information contained in our subsequent reports filed with the Securities and Exchange Commission (the “SEC”).
FORWARD-LOOKING STATEMENTS
Certain statements in this document regarding anticipated financial outcomes, including Rayonier’s earnings guidance, if any, business and market conditions, outlook, expected dividend rate, Rayonier’s business strategies, including expected harvest schedules, timberland acquisitions and dispositions, the anticipated benefits of Rayonier’s business strategies, and other similar statements relating to Rayonier’s future events, developments, or financial or operational performance or results, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate,” “believe,” “intend,” “project,” “anticipate” and other similar language. However, the absence of these or similar words or expressions does not mean that a statement is not forward-looking. While management believes that these forward-looking statements are reasonable when made, forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. The risk factors contained in Item 1A — Risk Factors in the 2019 Form 10-K and similar discussions included in other reports that we subsequently file with the SEC, among others, could cause actual results or events to differ materially from the Company’s historical experience and those expressed in forward-looking statements made in this document.
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

OUR COMPANY
        We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive softwood timber growing regions in the United States and New Zealand. We invest in timberlands and actively manage them to provide current income and attractive long-term returns to our shareholders. Our revenues, operating income and cash flows are primarily derived from the following core business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate and Trading. As of March 31, 2020, we owned or leased under long-term agreements approximately 2.6 million acres of timberlands located in the U.S. South (1.8 million acres), U.S. Pacific Northwest (384,000 acres) and New Zealand (415,000 gross acres or 295,000 net plantable acres). Our New Zealand operations are conducted by Matariki Forestry Group, a joint venture (the “New Zealand subsidiary”), in which we maintain a 77% ownership interest.

SEGMENT INFORMATION
        The Southern Timber, Pacific Northwest Timber and New Zealand Timber segments include all activities related to the harvesting of timber and other non-timber income activities, such as the licensing of properties for hunting, the leasing of properties for mineral extraction and cell towers, and carbon credit sales.
        The Real Estate segment includes all U.S. and New Zealand land or leasehold sales disaggregated into five sales categories: Improved Development, Unimproved Development, Rural, Timberlands & Non-Strategic and Large Dispositions.
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
There are many uncertainties regarding the current novel coronavirus (COVID-19) pandemic, including the expected duration of the pandemic and the extent of economic disruption it may cause. During the first quarter, the spread of COVID-19 led to a lockdown in China as well as the shutdown of forestry activities in New Zealand, which resulted in an immediate reduction in volumes and prices of exports to China. On March 19, 2020, the U.S. Department of Homeland Security issued a memorandum identifying the forest products industry as a “critical infrastructure industry,” which is expected to continue operating through the duration of the pandemic. Domestic impacts in our U.S. Timber segments have been relatively modest thus far; however, prolonged stay-at-home orders and the continued shutdown of businesses deemed non-essential could cause significant damage to the underlying economy, which would likely impact the strength of U.S. timber markets. COVID-19 is a rapidly evolving situation that the Company will continue to monitor going forward.
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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES
        The preparation of financial statements requires us to make estimates, assumptions and judgments that affect our assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information we believe are reasonable. Actual results may differ from these estimates. For a full description of our critical accounting policies, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2019 Form 10-K.

DISCUSSION OF TIMBER INVENTORY AND SUSTAINABLE YIELD
        See Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield in the 2019 Form 10-K.
OUR TIMBERLANDS
        Our timber operations are disaggregated into three geographically distinct segments: Southern Timber, Pacific Northwest Timber and New Zealand Timber. The following table provides a breakdown of our timberland holdings as of March 31, 2020 and December 31, 2019:

(acres in 000s)	As of March 31, 2020			As of December 31, 2019
	Owned	Leased	Total	Owned	Leased	Total
Southern
Alabama	226	14	240	226	14	240
Arkansas	—	7	7	—	7	7
Florida	331	63	394	331	63	394
Georgia	628	77	705	628	77	705
Louisiana	140	—	140	128	—	128
Mississippi	—	—	—	67	—	67
Oklahoma	92	—	92	92	—	92
South Carolina	18	—	18	18	—	18
Texas	184	—	184	184	—	184
	1,619	161	1,780	1,674	161	1,835

Pacific Northwest
Oregon	61	—	61	61	—	61
Washington	323	—	323	318	—	318
	384	—	384	379	—	379

New Zealand (a)	185	230	415	185	229	414
Total	2,188	391	2,579	2,238	390	2,628

(a)Represents legal acres owned and leased by the New Zealand subsidiary, in which Rayonier owns a 77% interest. As of March 31, 2020, legal acres in New Zealand consisted of 295,000 plantable acres and 120,000 non-productive acres.

        The following tables detail activity for owned and leased acres in our timberland holdings by state from December 31, 2019 to March 31, 2020:

(acres in 000s)	Acres Owned
	December 31, 2019	Acquisitions	Sales	Other (a)	March 31, 2020
Southern
Alabama	226	—	—	—	226
Florida	331	—	—	—	331
Georgia	628	—	—	—	628
Louisiana	128	12	—	—	140
Mississippi	67	—	(67)	—	—
Oklahoma	92	—	—	—	92
South Carolina	18	—	—	—	18
Texas	184	—	—	—	184
	1,674	12	(67)	—	1,619

Pacific Northwest
Oregon	61	—	—	—	61
Washington	318	—	—	5	323
	379	—	—	5	384

New Zealand (b)	185	—	—	—	185
Total	2,238	12	(67)	5	2,188

(a)Includes adjustments for land mapping reviews.
(b)Represents legal acres owned by the New Zealand subsidiary, in which Rayonier has a 77% interest.

(acres in 000s)	Acres Leased
	December 31, 2019	New Leases	Sold/Expired Leases (a)	Other	March 31, 2020
Southern
Alabama	14	—	—	—	14
Arkansas	7	—	—	—	7
Florida	63	—	—	—	63
Georgia	77	—	—	—	77
	161	—	—	—	161

New Zealand (b)	229	1	—	—	230
Total	390	1	—	—	391

(a)Includes acres previously under lease that have been harvested and activity for the relinquishment of leased acres.
(b)Represents legal acres leased by the New Zealand subsidiary, in which Rayonier has a 77% interest.

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS
The following table provides key financial information by segment and on a consolidated basis:

	Three Months Ended March 31,
Financial Information (in millions)	2020	2019
Sales
Southern Timber	$53.0	$60.8
Pacific Northwest Timber	31.1	20.5
New Zealand Timber	37.5	57.1
Real Estate
Improved Development	—	0.3
Unimproved Development	—	1.0
Rural	2.4	12.7
Timberlands & Non-Strategic	—	6.9
Other (a)	0.1	0.1
Large Dispositions	116.0	—
Total Real Estate	118.5	21.0
Trading	19.0	32.1
Total Sales	$259.1	$191.5

Operating Income (Loss)
Southern Timber	$15.1	$21.5
Pacific Northwest Timber	(0.9)	(3.7)
New Zealand Timber	5.4	15.7
Real Estate (b)	26.8	10.0
Trading	—	0.5
Corporate and Other	(7.8)	(5.5)
Operating Income	38.6	38.5
Interest expense, interest income and other	(8.5)	(6.4)
Income tax expense	(3.7)	(4.3)
Net Income	26.4	27.8
Less: Net income attributable to noncontrolling interest	(0.5)	(3.0)
Net Income Attributable to Rayonier Inc.	$25.9	$24.8

Adjusted EBITDA (c)
Southern Timber	$33.3	$41.2
Pacific Northwest Timber	9.8	3.1
New Zealand Timber	10.2	22.0
Real Estate	(1.1)	17.4
Trading	—	0.5
Corporate and Other	(5.0)	(5.2)
Total Adjusted EBITDA	$47.1	$79.0

(a)Includes marketing fees and deferred revenue adjustments related to Improved Development sales.
(b)The three months ended March 31, 2020 include $28.7 million from a Large Disposition.
(c)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended March 31,
Southern Timber Overview	2020	2019
Sales Volume (in thousands of tons)
Pine Pulpwood	1,133	1,122
Pine Sawtimber	680	744
Total Pine Volume	1,813	1,865
Hardwood	30	70
Total Volume	1,843	1,935

Percentage Delivered Sales	32%	27%
Percentage Stumpage Sales	68%	73%

Net Stumpage Pricing (dollars per ton)
Pine Pulpwood	$16.05	$17.94
Pine Sawtimber	26.67	26.38
Weighted Average Pine	$20.03	$21.31
Hardwood	12.74	13.80
Weighted Average Total	$19.91	$21.03

Summary Financial Data (in millions of dollars)
Timber Sales	$47.5	$51.0
Less: Cut, Haul & Freight	(10.8)	(10.3)
Net Stumpage Sales	$36.7	$40.7

Non-Timber Sales	5.5	9.8
Total Sales	$53.0	$60.8

Operating Income	$15.1	$21.5
(+) Depreciation, depletion and amortization	18.2	19.7
Adjusted EBITDA (a)	$33.3	$41.2

Other Data
Period-End Acres (in thousands)	1,780	1,803

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended March 31,
Pacific Northwest Timber Overview	2020	2019
Sales Volume (in thousands of tons)
Pulpwood	82	62
Sawtimber	393	220
Total Volume	476	283

Sales Volume (converted to MBF)
Pulpwood	7,789	5,933
Sawtimber	50,406	28,945
Total Volume	58,194	34,878

Percentage Delivered Sales	78%	100%
Percentage Sawtimber Sales	83%	78%

Delivered Log Pricing (in dollars per ton)
Pulpwood	$38.11	$45.15
Sawtimber	75.40	78.47
Weighted Average Log Price	$68.29	$71.11

Summary Financial Data (in millions of dollars)
Timber Sales	$30.6	$20.1
Less: Cut and Haul	(14.2)	(12.0)
Net Stumpage Sales	$16.4	$8.1

Non-Timber Sales	0.5	0.4
Total Sales	$31.1	$20.5

Operating Loss	($0.9)	($3.7)
(+) Depreciation, depletion and amortization	10.7	6.8
Adjusted EBITDA (a)	$9.8	$3.1

Other Data
Period-End Acres (in thousands)	384	379
Sawtimber (in dollars per MBF)	$611	$609
Estimated Percentage of Export Volume	2%	16%

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended March 31,
New Zealand Timber Overview	2020	2019
Sales Volume (in thousands of tons)
Domestic Pulpwood (Delivered)	101	113
Domestic Sawtimber (Delivered)	147	195
Export Pulpwood (Delivered)	16	41
Export Sawtimber (Delivered)	216	255
Total Volume	481	604

Delivered Log Pricing (in dollars per ton)
Domestic Pulpwood	$33.84	$39.23
Domestic Sawtimber	69.97	83.42
Export Sawtimber	94.86	116.24
Weighted Average Log Price	$74.16	$90.49

Summary Financial Data (in millions of dollars)
Timber Sales	$35.6	$54.6
Less: Cut and Haul	(15.2)	(20.2)
Less: Port and Freight Costs	(8.0)	(9.7)
Net Stumpage Sales	$12.4	$24.7

Non-Timber Sales / Carbon Credits	1.9	2.5
Total Sales	$37.5	$57.1

Operating Income	$5.4	$15.7
(+) Depreciation, depletion and amortization	4.8	6.3
Adjusted EBITDA (a)	$10.2	$22.0

Other Data
New Zealand Dollar to U.S. Dollar Exchange Rate (b)	0.6500	0.6831
Net Plantable Period-End Acres (in thousands)	295	291
Export Sawtimber (in dollars per JAS m3)	$110.29	$135.15
Domestic Sawtimber (in $NZD per tonne)	$118.41	$134.33

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.
(b)Represents the period average rate.

	Three Months Ended March 31,
Real Estate Overview	2020	2019
Sales (in millions of dollars)
Improved Development	—	$0.3
Unimproved Development	—	1.0
Rural	2.4	12.7
Timberlands & Non-Strategic - U.S.	—	6.9
Large Dispositions (a)	116.0	—
Other (b)	0.1	0.1
Total Sales	$118.5	$21.0

Acres Sold
Improved Development	—	1.2
Unimproved Development	—	7
Rural	624	3,338
Timberlands & Non-Strategic - U.S.	—	2,333
Large Dispositions (a)	66,946	—
Total Acres Sold	67,570	5,679

Gross Price per Acre (dollars per acre)
Improved Development	—	$291,880
Unimproved Development	—	145,773
Rural	3,842	3,794
Timberlands & Non-Strategic - U.S.	—	2,972
Large Dispositions (a)	1,733	—
Weighted Average (Total) (c)	$3,842	$3,687
Weighted Average (Adjusted) (d)	$3,842	$3,628

Sales (Excluding Large Dispositions)	$2.5	$21.0

Operating Income	$26.8	$10.0
(+) Depreciation, depletion and amortization - U.S.	0.4	3.3
(+) Non-cash cost of land and improved development - U.S.	0.4	4.0
(–) Large Dispositions (a)	(28.7)	—
Adjusted EBITDA (e)	($1.1)	$17.4

(a)Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have a demonstrable premium relative to timberland value. In March 2020, the Company completed a disposition of approximately 67,000 acres located in Mississippi for a sales price and gain of approximately $116.0 million and $28.7 million, respectively.
(b)Includes marketing fees and deferred revenue adjustments related to Improved Development sales.
(c)Excludes Large Dispositions.
(d)Excludes Improved Development and Large Dispositions.
(e)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended March 31,
Capital Expenditures By Segment (in millions of dollars)	2020	2019
Timber Capital Expenditures
Southern Timber
Reforestation, silviculture and other capital expenditures	$7.1	$2.8
Property taxes	1.7	1.8
Lease payments	1.1	1.6
Allocated overhead	1.3	1.2
Subtotal Southern Timber	$11.1	$7.4
Pacific Northwest Timber
Reforestation, silviculture and other capital expenditures	2.3	2.8
Property taxes	0.2	0.2
Allocated overhead	0.8	0.8
Subtotal Pacific Northwest Timber	$3.3	$3.8
New Zealand Timber
Reforestation, silviculture and other capital expenditures	1.5	1.7
Property taxes	0.2	0.2
Lease payments	0.4	0.3
Allocated overhead	0.6	0.7
Subtotal New Zealand Timber	$2.7	$2.9
Total Timber Segments Capital Expenditures	$17.1	$14.1
Real Estate	0.1	—
Total Capital Expenditures	$17.2	$14.1

Timberland Acquisitions
Southern Timber	$24.1	$1.8
Pacific Northwest Timber	—	3.6
New Zealand Timber	—	6.9
Subtotal Timberland Acquisitions	$24.1	$12.3

Real Estate Development Investments	$1.7	$1.7

        The following tables summarize sales, operating income (loss) and Adjusted EBITDA variances for March 31, 2020 versus March 31, 2019 (millions of dollars):

Sales	Southern Timber		Pacific Northwest Timber		New Zealand Timber		Real Estate		Trading	Intersegment Eliminations	Total
Three Months Ended March 31, 2019	$60.8		$20.5		$57.1		$21.0		$32.1	—	$191.5
Volume	(1.9)		5.5		(10.9)		(18.6)		(8.4)	—	(34.3)
Price	(2.1)		2.8		(7.4)		0.1		(4.8)	—	(11.4)
Non-timber sales	(4.3)		0.1		(0.5)		—		0.1	—	(4.6)
Foreign exchange (a)	—		—		(1.1)		—		—	—	(1.1)
Other	0.5	(b)	2.2	(b)	0.3	(c)	116.0	(d)	—	—	119.0
Three Months Ended March 31, 2020	$53.0		$31.1		$37.5		$118.5		$19.0	—	$259.1

(a) Net of currency hedging impact.
(b) Includes variance due to stumpage versus delivered sales.
(c) Includes variance due to domestic versus export sales.
(d) Includes $116.0 million of sales from a Large Disposition.

Operating Income (Loss)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
Three Months Ended March 31, 2019	$21.5	($3.7)	$15.7	$10.0	$0.5	($5.5)	$38.5
Volume	(0.9)	(0.4)	(4.0)	(11.6)	—	—	(16.9)
Price	(2.1)	2.8	(7.4)	0.1	—	—	(6.6)
Cost	0.3	(0.4)	(0.7)	(0.6)	(0.6)	0.2	(1.8)
Non-timber income	(4.3)	0.1	(0.4)	—	0.1	—	(4.5)
Foreign exchange (a)	—	—	2.1	—	—	—	2.1
Depreciation, depletion & amortization	0.6	0.7	0.1	0.1	—	—	1.5
Non-cash cost of land and improved development	—	—	—	0.1	—	—	0.1
Other (b)	—	—	—	28.7	—	(2.5)	26.2
Three Months Ended March 31, 2020	$15.1	($0.9)	$5.4	$26.8	—	($7.8)	$38.6

(a) Net of currency hedging impact.
(b) Real Estate includes $28.7 million of operating income from a Large Disposition. Corporate and Other includes $2.5 million in costs related to the merger with Pope Resources.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
Three Months Ended March 31, 2019	$41.2	$3.1	$22.0	$17.4	$0.5	($5.2)	$79.0
Volume	(1.8)	4.2	(5.1)	(18.0)	—	—	(20.7)
Price	(2.1)	2.8	(7.4)	0.1	—	—	(6.6)
Cost	0.3	(0.4)	(0.7)	(0.6)	(0.6)	0.2	(1.8)
Non-timber income	(4.3)	0.1	(0.4)	—	0.1	—	(4.5)
Foreign exchange (b)	—	—	1.8	—	—	—	1.8
Three Months Ended March 31, 2020	$33.3	$9.8	$10.2	($1.1)	—	($5.0)	$47.1

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators below.
(b)Net of currency hedging impact.

SOUTHERN TIMBER
        First quarter sales of $53.0 million decreased $7.8 million, or 13%, versus the prior year period primarily due to lower net stumpage prices, lower volumes and lower pipeline easement revenue. Harvest volumes decreased 5% to 1.84 million tons versus 1.94 million tons in the prior year period. Average pine sawtimber stumpage prices increased 1% to $26.67 per ton versus $26.38 per ton in the prior year period due to geographic mix. Average pine pulpwood stumpage prices decreased 11% to $16.05 per ton versus $17.94 per ton in the prior year period primarily due to an increase in available log supply resulting from drier ground conditions in the current quarter versus the prior year period. Overall, weighted-average stumpage prices (including hardwood) decreased 5% to $19.91 per ton versus $21.03 per ton in the prior year period. Operating income of $15.1 million decreased $6.4 million versus the prior year period as lower non-timber income ($4.3 million), lower net stumpage prices ($2.1 million), lower volumes ($0.9 million) and higher indirect and overhead expenses ($0.5 million) were partially offset by lower lease-related expenses ($0.8 million) and lower depletion rates ($0.6 million). First quarter Adjusted EBITDA of $33.3 million was $7.9 million below the prior year period.
PACIFIC NORTHWEST TIMBER
        First quarter sales of $31.1 million increased $10.6 million, or 51%, versus the prior year period. Harvest volumes increased 68% to 476,000 tons versus 283,000 tons in the prior year period due to a significant increase in lump-sum stumpage sales and higher delivered volumes to meet improved market demand. Average delivered sawtimber prices decreased 4% to $75.40 per ton versus $78.47 per ton in the prior year period due to a higher mix of chip-n-saw volume in the current quarter coupled with reduced demand as the COVID-19 pandemic led to production curtailments at many domestic sawmills toward the end of the quarter. However, the announcement of temporary relief from tariffs in China coupled with reduced exports from Europe and New Zealand led to increasing China demand for export logs toward the end of the quarter. Average delivered pulpwood prices decreased 16% to $38.11 per ton versus $45.15 per ton in the prior year period, driven primarily by excess chip supply in the market. Operating loss of $0.9 million decreased $2.8 million versus the prior year period as higher net stumpage prices ($2.8 million), lower depletion rates ($0.7 million) and higher non-timber income ($0.1 million) were partially offset by higher overhead costs ($0.4 million) and an increase in other variable costs ($0.4 million). First quarter Adjusted EBITDA of $9.8 million was $6.7 million above the prior year period.
NEW ZEALAND TIMBER
        First quarter sales of $37.5 million decreased $19.6 million, or 34%, versus the prior year period. Harvest volumes decreased 20% to 481,000 tons versus 604,000 tons in the prior year period, as the COVID-19 pandemic began disrupting export markets in January and ultimately resulted in a government-mandated shutdown of all non-essential activity (including the harvesting and transport of logs) in New Zealand by late March. Average delivered prices for export sawtimber decreased 18% to $94.86 per ton versus $116.24 per ton in the prior year period, while average delivered prices for domestic sawtimber decreased 16% to $69.97 per ton versus $83.42 per ton in the prior year period. The decrease in export sawtimber prices was driven primarily by lower demand and challenging freight logistics resulting from the COVID-19 lockdown in China. The decrease in domestic sawtimber prices (in U.S. dollar terms) was driven in part by the fall in the NZ$/US$ exchange rate (US$0.65 per NZ$1.00 versus US$0.68 per NZ$1.00). Excluding the impact of foreign exchange rates, domestic sawtimber prices decreased 12% versus the prior year period, generally following the negative trend in the export market. Operating income of $5.4 million decreased $10.3 million versus the prior year period as a result of lower net stumpage prices ($7.4 million), lower volumes ($4.0 million), higher roading costs ($0.5 million), lower non-timber income ($0.4 million) and higher overhead costs ($0.2 million), partially offset by favorable foreign exchange impacts ($2.1 million) and lower depreciation and software amortization expenses ($0.1 million). First quarter Adjusted EBITDA of $10.2 million was $11.8 million below the prior year period.
REAL ESTATE
        First quarter sales of $118.5 million increased $97.5 million versus the prior year period, while operating income of $26.8 million increased $16.7 million versus the prior year period. First quarter sales and operating income included $116.0 million and $28.7 million, respectively, from Large Dispositions. Excluding this item, pro forma sales were $2.5 million, while pro forma operating loss was $1.9 million due to fewer acres sold (624 acres sold versus 5,679 acres sold in the prior year period), partially offset by an increase in weighted-average prices ($3,842 per acre versus $3,687 per acre in the prior year period).

        There were no Improved Development sales in the first quarter. This compares to prior year period sales of $0.3 million, which consisted of eight residential lots ($42,688 per lot or $292,000 per acre) in the Wildlight development project north of Jacksonville, Florida.
        There were no Unimproved Development sales in the first quarter. This compares to prior year period sales of $1.0 million, which consisted of a 7 acre tract in Bryan County, Georgia for $145,773 per acre.
        Rural sales of $2.4 million consisted of 624 acres at an average price of $3,842 per acre. This compares to prior year period sales of $12.7 million, which consisted of 3,338 acres at an average price of $3,794 per acre.
        There were no Timberland and Non-Strategic sales in the first quarter. This compares to prior year period sales of $6.9 million, which consisted of 2,333 acres at an average price of $2,972 per acre.
Large Disposition sales of $116.0 million were comprised of 66,946 acres in Mississippi at an average price of $1,733 per acre.
First quarter Adjusted EBITDA of ($1.1) million was $18.5 million below the prior year period.
TRADING
        First quarter sales of $19.0 million decreased $13.1 million versus the prior year period due to lower volumes and prices resulting from the impacts of the COVID-19 pandemic on key export markets. Sales volumes decreased 26% to 207,000 tons versus 282,000 tons in the prior year period. The Trading segment generated breakeven results versus operating income of $0.5 million in the prior year period.
OTHER ITEMS
CORPORATE AND OTHER EXPENSE / ELIMINATIONS
        First quarter corporate and other operating expenses of $7.8 million increased $2.3 million versus the prior year period, primarily due to costs related to the Pope Resources merger ($2.5 million), partially offset by lower overhead costs ($0.2 million).
INTEREST EXPENSE
        First quarter interest expense of $8.3 million increased $0.5 million versus the prior year period due to higher outstanding debt.
INTEREST AND OTHER MISCELLANEOUS (EXPENSE) INCOME, NET
        First quarter non-operating expense of $0.2 million includes unfavorable mark-to-market adjustments on marketable equity securities ($1.0 million), partially offset by favorable mark-to-market adjustments on carbon options ($0.5 million), interest income ($0.1 million), dividend income ($0.1 million) and other income ($0.1 million).
INCOME TAX EXPENSE
        First quarter income tax expense of $3.7 million decreased $0.6 million versus the prior year period as a result of lower taxable income. The New Zealand subsidiary is the primary driver of income tax expense.
COVID 19 RESPONSE & REVISED OUTLOOK
At Rayonier, our first priority is the health and safety of our employees and contractors. We are currently working hard to balance this priority with the designation of the U.S. forest products industry as an essential critical infrastructure industry in order to keep our business running while observing the necessary social distancing and safety protocols to mitigate the further spread of COVID-19. To this end, we have implemented a work-from-home model for office employees and instituted enhanced safety guidelines for field employees. Overall, we believe that these arrangements are working well and are allowing our company and industry to continue to supply essential forest products in the U.S. while optimizing workplace safety. In New Zealand, we are currently in the process of restarting operations following the government-mandated lockdown, while employing similar safety procedures.
Despite the significant challenges being experienced by global economies as a result of the COVID-19 pandemic, Rayonier believes it is well-positioned to weather this storm. The forest products industry has been designated as a critical infrastructure industry by the U.S. Department of Homeland Security, and Rayonier has therefore been able to maintain our U.S. forestry operations in order to continue to supply fiber for the manufacturing of essential products, including tissue paper, cardboard boxes and structural lumber. As a pure-play timberland REIT, we enjoy strong margins and substantially less volatility than downstream manufacturing businesses, and we have a geographically diverse portfolio that further mitigates our exposure to any single region or product category. We expect that the diversity and optionality of our portfolio will be further enhanced when we close the Pope Resources merger transaction in the second quarter, pending the successful vote of Pope’s unitholders.

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
SUMMARY OF LIQUIDITY AND FINANCING COMMITMENTS

	March 31,	December 31,
(millions of dollars)	2020	2019
Cash and cash equivalents	$132.4	$68.7
Total debt (a)	1,057.0	1,057.0
Shareholders’ equity	1,399.7	1,537.6
Total capitalization (total debt plus equity)	2,456.7	2,594.6
Debt to capital ratio	43%	41%
Net debt to enterprise value (b)(c)	23%	19%

(a)Total debt as of March 31, 2020 and December 31, 2019 is presented gross of deferred financing costs of $1.7 million and $1.9 million, respectively.
(b)Net debt is calculated as total debt less cash and cash equivalents.
(c)Enterprise value is calculated as the number of shares outstanding multiplied by the Company’s share price plus net debt as of March 31, 2020 and December 31, 2019.

CASH FLOWS
The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2020 and 2019:

(millions of dollars)	2020	2019
Cash provided by (used for):
Operating activities	$29.2	$70.9
Investing activities	74.7	(25.8)
Financing activities	(38.7)	(37.9)
CASH PROVIDED BY OPERATING ACTIVITIES
        Cash provided by operating activities decreased $41.7 million primarily due to lower operating results.
CASH PROVIDED BY INVESTING ACTIVITIES
        Cash provided by investing activities increased $100.5 million versus the prior year period primarily due to the proceeds from a Large Disposition ($115.7 million), partially offset by an increase in timberland acquisitions ($11.8 million), higher capital expenditures ($3.1 million) and other investing activities ($0.3 million).
CASH USED FOR FINANCING ACTIVITIES
        Cash used for financing activities increased $0.8 million from the prior year period due to current period share repurchases ($3.2 million) and lower proceeds from the issuance of common shares under the Company’s incentive stock plan ($0.5 million), partially offset by a decrease in minority shareholder distributions ($2.9 million).
EXPECTED 2020 EXPENDITURES
Capital expenditures in 2020 are expected to be between $60 million and $64 million, excluding any strategic timberland acquisitions we may make. Capital expenditures are expected to primarily consist of seedling planting, fertilization and other silvicultural activities, property taxes, lease payments, allocated overhead and other capitalized costs. Aside from capital expenditures, we may also acquire timberland as we actively evaluate acquisition opportunities.
We had previously anticipated real estate development investments in 2020 to be between $12 million and $15 million, net of reimbursements from community development bonds. Expected real estate development investments include approximately $2 million of committed spending primarily related to Wildlight, our mixed-use community development project located north of Jacksonville, Florida and our Richmond Hill mixed-use development project located south of Savannah, Georgia. Uncommitted real estate developments can be managed as market conditions change. We are continuing to monitor the impacts of the COVID-19 pandemic on our real estate development business and expect to periodically adjust our 2020 real estate development investments based on end market conditions and the anticipated timing of improved development sales.
Excluding the anticipated merger with Pope Resources, our 2020 dividend payments are expected to be approximately $139 million assuming no change in the quarterly dividend rate of $0.27 per share or material changes in the number of shares outstanding.
Future share repurchases, if any, will depend on the Company’s liquidity and cash flow, as well as general market conditions and other considerations including capital allocation priorities.
We have paid $0.4 million of the approximately $3.6 million in current year mandatory pension contribution requirements.
Cash tax payments in 2020 are expected to be approximately $2 million, primarily related to the New Zealand subsidiary.

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
        Management uses CAD as a liquidity measure. CAD is a non-GAAP measure of cash generated during a period that is available for common stock dividends, distributions to the New Zealand minority shareholder, repurchase of the Company’s common shares, debt reduction, timberland acquisitions and real estate development investments. CAD is defined as cash provided by operating activities adjusted for capital spending (excluding timberland acquisitions and real estate development investments) and working capital and other balance sheet changes. CAD is not necessarily indicative of the CAD that may be generated in future periods.
        Management uses Adjusted EBITDA as a performance measure. Adjusted EBITDA is a non-GAAP measure that management uses to make strategic decisions about the business and that investors can use to evaluate the operational performance of the assets under management. It removes the impact of specific items that management believes do not directly reflect the core business operations on an ongoing basis. We define Adjusted EBITDA as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of land and improved development, non-operating income and expense, costs related to the merger with Pope Resources and Large Dispositions.
We reconcile Adjusted EBITDA to Net Income for the consolidated Company and to Operating Income (Loss) for the segments, as those are the most comparable GAAP measures for each. The following table provides a reconciliation of Net Income to Adjusted EBITDA for the respective periods (in millions of dollars):

	Three Months Ended March 31,
	2020	2019
Net Income to Adjusted EBITDA Reconciliation
Net income	$26.4	$27.8
Interest, net and miscellaneous income	8.1	6.7
Income tax expense	3.7	4.3
Depreciation, depletion and amortization	34.3	36.5
Non-cash cost of land and improved development	0.4	4.0
Non-operating expense (income)	0.3	(0.3)
Costs related to the merger with Pope Resources (a)	2.5	—
Large Dispositions (b)	(28.7)	—
Adjusted EBITDA	$47.1	$79.0

(a) Costs related to the merger with Pope Resources include legal, accounting and due diligence, consulting and other costs related to the previously announced definitive merger agreement with Pope Resources, which is expected to close on May 8, 2020.
(b) Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have a demonstrable premium relative to timberland value. In March 2020, the Company completed a disposition of approximately 67,000 acres located in Mississippi for a sales price and gain of approximately $116.0 million and $28.7 million, respectively.

The following tables provide a reconciliation of Operating Income (Loss) by segment to Adjusted EBITDA by segment for the respective periods (in millions of dollars):

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
March 31, 2020
Operating income (loss)	$15.1	($0.9)	$5.4	$26.8	—	($7.8)	$38.6
Depreciation, depletion and amortization	18.2	10.7	4.8	0.4	—	0.3	34.3
Non-cash cost of land and improved development	—	—	—	0.4	—	—	0.4
Costs related to the merger with Pope Resources (a)	—	—	—	—	—	2.5	2.5
Large Dispositions (b)	—	—	—	(28.7)	—	—	(28.7)
Adjusted EBITDA	$33.3	$9.8	$10.2	($1.1)	—	($5.0)	$47.1

March 31, 2019
Operating income (loss)	$21.5	($3.7)	$15.7	$10.0	$0.5	($5.5)	$38.5
Depreciation, depletion and amortization	19.7	6.8	6.3	3.3	—	0.3	36.5
Non-cash cost of land and improved development	—	—	—	4.0	—	—	4.0
Adjusted EBITDA	$41.2	$3.1	$22.0	$17.4	$0.5	($5.2)	$79.0

(a) Costs related to the merger with Pope Resources include legal, accounting and due diligence, consulting and other costs related to the previously announced definitive merger agreement with Pope Resources, which is expected to close on May 8, 2020.
(b) Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have a demonstrable premium relative to timberland value. In March 2020, the Company completed a disposition of approximately 67,000 acres located in Mississippi for a sales price and gain of approximately $116.0 million and $28.7 million, respectively.

        The following table provides a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Three Months Ended March 31,
	2020	2019
Cash provided by operating activities	$29.2	$70.9
Capital expenditures (a)	(17.2)	(14.1)
Working capital and other balance sheet changes	15.2	5.4
CAD	27.2	62.2
Mandatory debt repayments	—	—
CAD after mandatory debt repayments	27.2	62.2

Cash provided by (used for) investing activities	$74.7	($25.8)
Cash used for financing activities	($38.7)	($37.9)

(a) Capital expenditures exclude timberland acquisitions.
        The following table provides supplemental cash flow data (in millions):

	Three Months Ended March 31,
	2020	2019
Purchase of timberlands	($24.1)	($12.3)
Real Estate Development Investments	(1.7)	(1.7)
Distributions to New Zealand minority shareholder	(0.7)	(3.6)

LIQUIDITY FACILITIES
2020 DEBT ACTIVITY
        See Note 6 — Debt for additional information.

OFF-BALANCE SHEET ARRANGEMENTS
We utilize off-balance sheet arrangements to provide credit support for certain suppliers and vendors in case of their default on critical obligations, and collateral for outstanding claims under the Company’s previous workers’ compensation self-insurance programs. These arrangements consist of standby letters of credit and surety bonds. As part of our ongoing operations, we also periodically issue guarantees to third parties. Off-balance sheet arrangements are not considered a source of liquidity or capital resources and do not expose us to material risks or material unfavorable financial impacts. See Note 11 — Guarantees for details on the letters of credit and surety bonds as of March 31, 2020.

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
        The following table aggregates our contractual financial obligations as of March 31, 2020 and anticipated cash spending by period:

Contractual Financial Obligations (in millions)	Total	Payments Due by Period
		Remaining 2020	2021-2022	2023-2024	Thereafter
Long-term debt (a)	$1,057.0	$82.0	$325.0	$350.0	$300.0
Interest payments on long-term debt (b)	137.8	26.2	60.2	37.5	13.9
Operating leases — timberland (c)	162.3	5.8	14.8	13.4	128.3
Operating leases — PP&E, offices (c)	7.2	1.6	2.1	1.5	2.0
Commitments — derivatives (d)	36.4	8.4	8.2	8.3	11.5
Commitments — other (e)	11.8	6.9	1.6	0.5	2.8
Total contractual cash obligations	$1,412.5	$130.9	$411.9	$411.2	$458.5

(a)The book value of long-term debt, net of deferred financing costs, is currently recorded at $1,055.3 million on the Company’s Consolidated Balance Sheet, but upon maturity the liability will be $1,057.0 million. See Note 6 — Debt for additional information.
(b)Projected interest payments for variable rate debt were calculated based on outstanding principal amounts and interest rates as of March 31, 2020.
(c)Excludes anticipated renewal options.
(d)Commitments — derivatives represents payments expected to be made on derivative financial instruments (foreign exchange contracts, interest rate swaps, interest rate swap locks and forward-starting interest rate swaps). See Note 13 — Derivative Financial Instruments and Hedging Activities.
(e)Commitments — other includes pension contribution requirements based on actuarially determined estimates and IRS minimum funding requirements, payments expected to be made on the Company’s Wildlight and Richmond Hill development projects, payments made on timberland deeds and other purchase obligations.

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
Interest Rate Risk
        We are exposed to interest rate risk through our variable rate debt, primarily due to changes in LIBOR. However, we use interest rate swaps to manage our exposure to interest rate movements on our term credit agreements by swapping existing and anticipated future borrowings from floating rates to fixed rates. As of March 31, 2020, we had $732 million of U.S. variable rate debt, including $82 million outstanding on our revolving credit facility and $650 million outstanding on our term credit agreements. See Note 6 — Debt for information regarding subsequent debt activity and balance sheet classification of the revolving credit facility as of March 31, 2020.
The notional amount of outstanding interest rate swap contracts with respect to our term credit agreements at March 31, 2020 was $650 million. The term credit agreement and associated interest rate swaps mature in August 2024 and the incremental term loan agreement and associated interest rate swaps mature in May 2026. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in a corresponding increase/decrease in interest payments and expense of approximately $0.8 million over a 12-month period.
        The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. The estimated fair value of our long-term fixed rate debt at March 31, 2020 was $316 million compared to the $325 million principal amount. We use interest rates of debt with similar terms and maturities to estimate the fair value of our debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at March 31, 2020 would result in a corresponding decrease/increase in the fair value of our long-term fixed rate debt of approximately $6 million.
        We estimate the periodic effective interest rate on our U.S. long-term fixed and variable rate debt to be approximately 3.3% after consideration of interest rate swaps and estimated patronage refunds, excluding unused commitment fees on the revolving credit facility.

        The following table summarizes our outstanding debt, interest rate swaps and average interest rates, by year of expected maturity and their fair values at March 31, 2020:

(Dollars in thousands)	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Variable rate debt:
Principal amounts (d)	$82,000	—	—	—	$350,000	$300,000	$732,000	$732,000
Average interest rate (a)(b)	3.50%	—	—	—	3.00%	3.48%	3.25%	—
Fixed rate debt:
Principal amounts	—	—	$325,000	—	—	—	$325,000	$316,030
Average interest rate (b)	—	—	3.75%	—	—	—	3.75%	—
Interest rate swaps:
Notional amount	—	—	—	—	$350,000	$300,000	$650,000	($47,452)
Average pay rate (b)	—	—	—	—	2.28%	1.49%	1.91%	—
Average receive rate (b)	—	—	—	—	1.38%	1.58%	1.47%	—
Interest rate swap-locks
Notional amount	—	—	—	—	—	$250,000	$250,000	($19,992)
Average pay rate (b)(c)	—	—	—	—	—	1.49%	1.49%	—
Average receive rate (b)	—	—	—	—	—	1.43%	1.43%	—
Forward-starting interest rate swaps
Notional amount	—	—	—	—	—	$425,000	$425,000	($19,710)
Average pay rate (b)	—	—	—	—	—	1.28%	1.28%	—
Average receive rate (b)	—	—	—	—	—	0.98%	0.98%	—

(a) Excludes estimated patronage refunds.
(b) Interest rates as of March 31, 2020.
(c) These interest rate swap locks were off-market derivatives, meaning they contained an embedded financing element, which the counterparties recovered through an incremental charge in the fixed rate over what would have been charged for an at-market swap lock.
(d) Due dates do not reflect amendments entered into after March 31, 2020. For additional information, see Subsequent Events Relating to Debt Agreements in Note 6 - Debt.

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
Sales and Expense Exposure
        At March 31, 2020, the New Zealand subsidiary had foreign currency exchange contracts with a notional amount of $60 million and foreign currency option contracts with a notional amount of $36 million outstanding related to foreign export sales and ocean freight payments. The amount hedged represents a portion of forecasted U.S. dollar denominated export timber and log trading sales proceeds over the next 18 months and next 3 months, respectively.

        The following table summarizes our outstanding foreign currency exchange rate risk contracts at March 31, 2020:

(Dollars in thousands)	0-1 months	1-2 months	2-3 months	3-6 months	6-12 months	12-18 months	Total	Fair Value
Foreign exchange contracts to sell U.S. dollar for New Zealand dollar
Notional amount	$8,350	$7,500	$6,000	$14,000	$15,000	$9,500	$60,350	($4,839)
Average contract rate	1.6576	1.6580	1.6584	1.6591	1.6611	1.6638	1.6599

Foreign currency option contracts to sell U.S. dollar for New Zealand dollar
Notional amount	—	—	—	$4,000	$16,000	$16,000	$36,000	($846)
Average strike price	—	—	—	1.5246	1.5785	1.5848	1.5753
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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of March 31, 2020.
In the quarter ended March 31, 2020, based upon the evaluation required by Rule 13a-15(d) under the Exchange Act, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A.  RISK FACTORS
Our operations are subject to a number of risks. When considering an investment in our securities, you should carefully read and consider these risks, together with all other information in this Quarterly Report on Form 10-Q. If any of the events described in the following risk factors actually occur, our business, financial condition or operating results, as well as the market price of our securities, could be materially adversely affected. The information presented below updates the risk factors set forth in Part I, “Item 1A. Risk Factors,” of the 2019 Form 10-K.

Coronavirus Disease (COVID-19) Pandemic

The recent novel coronavirus (COVID-19) outbreak could materially adversely affect our financial condition and results of operations.
Epidemics, pandemics or other such crises or public health concerns in regions of the world where we have operations or sell products, could result in the disruption of our business. Specifically, the ongoing COVID-19 outbreak has resulted in increased travel restrictions and extended shutdowns of certain businesses around the world, as well as a deterioration of general economic conditions. These or any governmental or other regulatory developments or health concerns in countries in which we operate or export to could result in operational restrictions or social and economic instability, or labor shortages. At this point in time, there is substantial uncertainty relating to the potential impact of COVID-19 on our business. Infections may continue to spread, which could limit our ability to timely harvest, sell and transport our timber, restrict our operations or cause supply chain disruptions for us and our customers. In addition, we also face risks and costs associated with implementation of business continuity plans and modified work conditions, including making required resources available to our workforce to enable them to continue essential work. Any of these developments could have a negative impact on our business, financial condition and operating results. In addition, the COVID-19 pandemic could continue to adversely affect the economies and markets of many countries, resulting in a further economic downturn that could impact the pricing or demand for timber, real estate, and especially housing, which could have an adverse effect on our business, operating results and financial condition, as well as market value of our securities. Further, our customers may be negatively impacted due to the general decline in business and operating conditions and constraints on their own liquidity and access to capital relating to COVID-19, which could increase our counterparty credit exposure. The continued spread of COVID-19 has also led to disruption and volatility in the global capital markets. This could lead to further volatility in interest and exchange rates, increase our cost of capital, and adversely impact our access to capital, credit ratings or overall liquidity.

Item 1. LEGAL PROCEEDINGS

The information set forth in Note 10 — Contingencies in the “Notes to Consolidated Financial Statements” under Item 1 of Part I of this report is incorporated herein by reference.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SECURITIES

        In February 2016, the Board of Directors approved the repurchase of up to $100 million of Rayonier’s common shares (the “share repurchase program”) to be made at management’s discretion. The program has no time limit and may be suspended or discontinued at any time. There were 152,223 shares repurchased under this program in the first quarter of 2020. Based on the period-end closing stock price of $23.55 at March 31, 2020, there was $87.7 million, or approximately 3,725,200 shares, remaining under this program.
        The following table provides information regarding our purchases of Rayonier common shares during the quarter ended March 31, 2020:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (c)
January 1 to January 31	14	$32.32	—	2,991,461
February 1 to February 29	—	—	—	3,425,578
March 1 to March 31	152,223	20.71	152,223	3,725,200
Total	152,237		152,223

(a)Includes 14 shares of the Company’s common shares purchased in January from current employees in non-open market transactions. The shares were sold by current employees of the Company in exchange for cash that was used to pay withholding taxes associated with the vesting of share-based awards under the Company’s Incentive Stock Plan. The price per share surrendered is based on the closing price of the Company’s common shares on the respective vesting dates of the awards.
(b)Purchases made in open-market transactions under the $100 million share repurchase program announced on February 10, 2016.
(c)Maximum number of shares authorized to be purchased under the share repurchase program at the end of January, February and March are based on month-end closing stock prices of $30.38, $26.53 and $23.55, respectively.

Item 6. EXHIBITS

2.1
Agreement and Plan of Merger, dated as of January 14, 2020, by and among Rayonier Inc., Rayonier Operating Company LLC, Pacific GP Merger Sub I, LLC, Pacific GP Merger Sub II, LLC, Pacific LP Merger Sub III, LLC, Pope Resources, a Delaware limited partnership, Pope MGP, Inc. and Pope EGP, Inc.
Incorporated by reference to Exhibit 2.1 to the Registrant’s January 15, 2020 Form 8-K
2.2
Amendment No. 1, dated as of April 1, 2020, to the Agreement and Plan of Merger, by and among Rayonier Inc., Rayonier, L.P., Rayonier Operating Company LLC, Rayonier Operating Holdings, LLC, Pacific GP Merger Sub I, LLC, Pacific GP Merger Sub II, LLC, Pacific LP Merger Sub III, LLC, Pope Resources, a Delaware limited partnership, Pope MGP, Inc. and Pope EGP, Inc.
Incorporated by reference to Exhibit 2.1 to the Registrant’s April 1, 2020 Form 8-K
10.1	Voting and Support Agreement, dated as of January 14, 2020 by and among Rayonier Inc, PT Pope Properties LLC, PMG Family Limited Partnership and Maria M. Pope.	Incorporated by reference to Exhibit 10.1 to the Registrant’s January 15, 2020 Form 8-K
10.2
Voting and Support Agreement, dated as of January 14, 2020 by and among Rayonier Inc, Emily T. Andrews 1987 Revocable Trust, Gordon Andrews and Gordon Pope Andrews Separate Property Revocable Trust U/T/D 5/9/2013.
Incorporated by reference to Exhibit 10.2 to the Registrant’s January 15, 2020 Form 8-K
10.3	2020 Performance Share Award Program*	Filed herewith
10.4
Second Amendment to Credit Agreement, dated as of April 1, 2020, by and among Rayonier Inc., Rayonier TRS Holdings Inc. and Rayonier Operating Company LLC, as borrowers, the several banks, financial institutions and other institutional lenders party thereto and CoBank, ACB as administrative agent, swing line lender and issuing bank
Filed herewith
10.5	Annex A to Second Amendment to Credit Agreement	Filed herewith
10.6
Accordion Increase Agreement, dated as of April 13, 2020, by and among Rayonier Inc., Rayonier TRS Holdings Inc., and Rayonier Operating Company LLC, as borrowers, the several banks, financial institutions and other institutional lenders party thereto and CoBank, ACB as administrative agent, swing line lender and issuing bank
Filed herewith
10.7
Third Amendment and Incremental Term Loan Agreement, dated as of April 16, 2020, by and among Rayonier Inc., Rayonier TRS Holdings Inc., and Rayonier Operating Company LLC, as borrowers, the several banks, financial institutions and other institutional lenders party thereto and CoBank, ACB as administrative agent
Filed herewith
31.1
Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith
31.2	Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32	Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101	The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2020, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2020 and 2019; (ii) the Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019; (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the Quarters Ended March 31, 2020 and 2019; (iv) the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2020 and 2019; and (v) the Notes to Consolidated Financial Statements	Filed herewith
104	The cover page from the Company’s Quarterly Report on Form 10-Q from the quarter ended March 31, 2020, formatted in Inline XBRL (included as Exhibit 101).
*Management contract or compensatory plan

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER INC.
(Registrant)

By:	/s/ APRIL TICE
April Tice Vice President, Financial Services and Corporate Controller (Duly Authorized Officer, Principal Accounting Officer)
Date: May 1, 2020