Form 10-Q
period 2020-06-30
RAYONIER INC; Rayonier, L.P.
filed 2020-08-10
CIK 52827, 1806931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
RAYONIER INC.
(Exact name of registrant as specified in its charter)

North Carolina	1-6780	13-2607329
(State or other Jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)
Rayonier, L.P.
(Exact name of registrant as specified in its charter)

Delaware	333-237246	91-1313292
(State or other Jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)
1 RAYONIER WAY
WILDLIGHT, FL 32097
(Principal Executive Office)
Telephone Number: (904) 357-9100
Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol	Exchange
Common Shares, no par value, of Rayonier Inc.	RYN	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Rayonier Inc. Yes ☒        No  ☐ Rayonier, L.P. Yes ☒        No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Rayonier Inc. Yes ☒       No  ☐ Rayonier, L.P. Yes ☒       No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Rayonier Inc.

Large Accelerated Filer	☒	Accelerated Filer	☐	Non-accelerated Filer	☐	Smaller Reporting Company	☐	Emerging Growth Company	☐
Rayonier, L.P.

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒	Smaller Reporting Company	☐	Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Rayonier Inc. ☐ Rayonier, L.P. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Rayonier Inc. Yes ☐        No  ☒ Rayonier, L.P. Yes ☐        No  ☒
As of July 31, 2020, Rayonier Inc. had 136,512,112 Common Shares outstanding. As of July 31, 2020, Rayonier, L.P. had 4,446,153 Common Units outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarterly period ended June 30, 2020 of Rayonier Inc., a North Carolina corporation, and Rayonier, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Rayonier” or “the Company” mean Rayonier Inc. and references to the “Operating Partnership” mean Rayonier, L.P. References to “we,” “us,” and “our” mean collectively Rayonier Inc., the Operating Partnership and entities/subsidiaries owned or controlled by Rayonier Inc. and/or the Operating Partnership.

Rayonier Inc. has elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 2004. The Company is structured as an umbrella partnership REIT (“UPREIT”) under which substantially all of its business is conducted through the Operating Partnership. Rayonier Inc. is the sole general partner of the Operating Partnership. On May 8, 2020, Rayonier, L.P. acquired Pope Resources, a Delaware Limited Partnership (“Pope Resources”) and issued approximately 4.45 million operating partnership units (“OP Units” or “Redeemable Common Units”) of Rayonier, L.P. as partial merger consideration. These OP Units are generally considered to be economic equivalents to Rayonier common shares and receive distributions equal to the dividends paid on Rayonier common shares. See Note 2 - Merger with Pope Resources for additional information pertaining to the merger.

As of June 30, 2020, the Company owned a 96.8% interest in the Operating Partnership, with the remaining 3.2% interest owned by limited partners of the Operating Partnership. As the sole general partner of the Operating Partnership, Rayonier Inc. has exclusive control of the day-to-day management of the Operating Partnership.

Rayonier Inc. and the Operating Partnership are operated as one business. The management of the Operating Partnership consists of the same members as the management of Rayonier Inc. As general partner with control of the Operating Partnership, Rayonier Inc. consolidates Rayonier, L.P. for financial reporting purposes, and has no material assets or liabilities other than its investment in the Operating Partnership.

We believe combining the quarterly reports of Rayonier Inc. and Rayonier, L.P. into this single report results in the following benefits:

•Strengthens investors’ understanding of Rayonier Inc. and the Operating Partnership by enabling them to view the business as a single operating unit in the same manner as management views and operates the business;
•Creates efficiencies for investors by reducing duplicative disclosures and providing a single comprehensive document;
•Generates time and cost savings associated with the preparation of the reports when compared to preparing separate reports for each entity.

There are a few important differences between Rayonier Inc. and the Operating Partnership in the context of how Rayonier Inc. operates as a consolidated company. The Company itself does not conduct business, other than through acting as the general partner of the Operating Partnership and issuing equity or equity-related instruments from time-to-time. The Operating Partnership holds, directly or indirectly, substantially all of the Company’s assets. Likewise, all debt is incurred by the Operating Partnership or entities/subsidiaries owned or controlled by the Operating Partnership. The Operating Partnership conducts substantially all of the Company’s business and is structured as a partnership with no publicly traded equity.

To help investors understand the significant differences between the Company and the Operating Partnership, this report includes:

•Separate Consolidated Financial Statements for Rayonier Inc. and Rayonier, L.P.;
•A combined set of Notes to the Consolidated Financial Statements with separate discussions of per share and per unit information, noncontrolling interests and shareholders’ equity and partners’ capital, as applicable;
•A combined Management’s Discussion and Analysis of Financial Condition and Results of Operations which includes specific information related to each reporting entity;

•A separate Part 1, Item 4. Controls and Procedures related to each reporting entity;
•A separate Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds section related to each reporting entity;
•Separate Exhibit 31 and 32 certifications for each reporting entity within Part II, Item 6.

i

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
SALES (NOTE 3)	$195,630	$184,800	$454,760	$376,346
Costs and Expenses
Cost of sales	(154,891)	(140,454)	(364,390)	(283,705)
Selling and general expenses	(12,570)	(10,984)	(22,538)	(20,794)
Other operating expense, net (Note 19)	(16,483)	(1,969)	(17,594)	(1,934)
	(183,944)	(153,407)	(404,522)	(306,433)
OPERATING INCOME	11,686	31,393	50,238	69,913
Interest expense	(9,820)	(7,922)	(18,036)	(15,632)
Interest and other miscellaneous income, net	1,579	1,057	1,370	2,390
INCOME BEFORE INCOME TAXES	3,445	24,528	33,572	56,671
Income tax expense (Note 10)	(2,990)	(3,608)	(6,696)	(7,958)
NET INCOME	455	20,920	26,876	48,713
Less: Net income attributable to noncontrolling interest in the Operating Partnership	(219)	—	(219)	—
Less: Net loss (income) attributable to noncontrolling interests in consolidated affiliates	1,499	(2,168)	931	(5,167)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	1,735	18,752	27,588	43,546
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of income tax effect of $0, $0, $0, and $0	23,258	(5,604)	(20,765)	429
Cash flow hedges, net of income tax effect of $1,741, $91, $116 and $244	(7,276)	(19,519)	(90,751)	(30,205)
Amortization of pension and postretirement plans, net of income tax expense of $0, $0, $0 and $0	217	112	434	224
Total other comprehensive income (loss)	16,199	(25,011)	(111,082)	(29,552)
COMPREHENSIVE INCOME (LOSS)	16,654	(4,091)	(84,206)	19,161
Less: Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(676)	—	(676)	—
Less: Comprehensive (income) loss attributable to noncontrolling interests in consolidated affiliates	(4,917)	(815)	5,743	(5,366)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO RAYONIER INC.	$11,061	($4,906)	($79,139)	$13,795
EARNINGS PER COMMON SHARE (NOTE 14)
Basic earnings per share attributable to Rayonier Inc.	$0.01	$0.14	$0.21	$0.34
Diluted earnings per share attributable to Rayonier Inc.	$0.01	$0.14	$0.21	$0.34

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents, excluding Timber Funds	$87,813	$68,735
Cash and cash equivalents, Timber Funds	6,973	—
Total cash and cash equivalents	94,786	68,735
Accounts receivable, less allowance for doubtful accounts of $25 and $24	36,811	27,127
Inventory (Note 21)	10,365	14,518
Prepaid expenses	18,133	14,728
Other current assets	1,135	867
Total current assets	161,230	125,975
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	3,332,067	2,482,047
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 8)	113,920	81,791
PROPERTY, PLANT AND EQUIPMENT
Land	5,566	4,131
Buildings	29,153	23,095
Machinery and equipment	4,753	4,339
Construction in progress	382	348
Total property, plant and equipment, gross	39,854	31,913
Less — accumulated depreciation	(10,444)	(9,662)
Total property, plant and equipment, net	29,410	22,251
RESTRICTED CASH (NOTE 22)	475	1,233
RIGHT-OF-USE ASSETS (NOTE 4)	96,710	99,942
OTHER ASSETS	35,455	47,757
TOTAL ASSETS	$3,769,267	$2,860,996
LIABILITIES, NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$21,836	$18,160
Current maturities of long-term debt, excluding Timber Funds (Note 7)	—	82,000
Current maturities of long-term debt, Timber Funds (Note 7)	25,042	—
Accrued taxes	6,444	3,032
Accrued payroll and benefits	6,628	8,869
Accrued interest	6,500	5,205
Deferred revenue	18,434	11,440
Other current liabilities	24,405	22,480
Total current liabilities	109,289	151,186
LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS, EXCLUDING TIMBER FUNDS (NOTE 7)	1,310,506	973,129
LONG-TERM DEBT, TIMBER FUNDS (NOTE 7)	35,617	—
PENSION AND OTHER POSTRETIREMENT BENEFITS (NOTE 17)	23,767	25,311
LONG-TERM LEASE LIABILITY (NOTE 4)	87,774	90,481
OTHER NON-CURRENT LIABILITIES	178,136	83,247
COMMITMENTS AND CONTINGENCIES (NOTES 9 and 11)
NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP (NOTE 5)	110,220	—
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 shares authorized,136,512,112 and 129,331,069 shares issued and outstanding	1,063,489	888,177
Retained earnings	531,681	583,006
Accumulated other comprehensive loss (Note 23)	(137,929)	(31,202)
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,457,241	1,439,981
Noncontrolling interests in consolidated affiliates (Note 5)	456,717	97,661
TOTAL SHAREHOLDERS’ EQUITY	1,913,958	1,537,642
TOTAL LIABILITIES, NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND SHAREHOLDERS’ EQUITY	$3,769,267	$2,860,996

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except share data)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2020	129,331,069	$888,177	$583,006	($31,202)	$97,661	$1,537,642
Net income	—	—	25,854	—	567	26,421
Dividends ($0.27 per share)	—	—	(34,813)	—	—	(34,813)
Issuance of shares under incentive stock plans	2,407	66	—	—	—	66
Stock-based compensation	—	1,510	—	—	—	1,510
Repurchase of common shares made under repurchase program	(152,237)	—	(3,152)	—	—	(3,152)
Amortization of pension and postretirement plan liabilities	—	—	—	217	—	217
Foreign currency translation adjustment	—	—	—	(33,894)	(10,129)	(44,023)
Cash flow hedges	—	—	—	(82,376)	(1,099)	(83,475)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(725)	(725)
Balance, March 31, 2020	129,181,239	$889,753	$570,895	($147,255)	$86,275	$1,399,668
Issuances of shares associated with the merger with Pope Resources	7,181,071	172,418	—	—	—	172,418
Net income (loss)	—	—	1,954	—	(1,499)	455
Net income attributable to noncontrolling interest in the Operating Partnership	—	—	(219)	—	—	(219)
Dividends ($0.27 per share) (a)	—	—	(36,957)	—	—	(36,957)
Issuance of shares under incentive stock plans	215,970	222	—	—	—	222
Stock-based compensation	—	2,668	—	—	—	2,668
Repurchase of common shares	(66,168)	(1,572)	—	—	—	(1,572)
Acquisition of noncontrolling interests in consolidated affiliates	—	—	—	—	372,381	372,381
Adjustment of noncontrolling interest in the Operating Partnership	—	—	(3,992)	—	—	(3,992)
Amortization of pension and postretirement plan liabilities	—	—	—	217	—	217
Foreign currency translation adjustment	—	—	—	17,872	5,386	23,258
Cash flow hedges	—	—	—	(8,306)	1,030	(7,276)
Allocation of other comprehensive income to noncontrolling interests in the Operating Partnership	—	—	—	(457)	—	(457)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(6,856)	(6,856)
Balance, June 30, 2020	136,512,112	$1,063,489	$531,681	($137,929)	$456,717	$1,913,958

(a)For information regarding distributions to noncontrolling interests in the Operating Partnership, see the Rayonier Inc. Consolidated Statements of Cash Flows and Note 5 — Noncontrolling Interests.

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Affiliates	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2019	129,488,675	$884,263	$672,371	$239	$97,677	$1,654,550
Net income	—	—	24,794	—	2,999	27,793
Dividends ($0.27 per share)	—	—	(35,049)	—	—	(35,049)
Issuance of shares under incentive stock plans	26,031	597	—	—	—	597
Stock-based compensation	—	1,477	—	—	—	1,477
Repurchase of common shares	(1,140)	(33)	—	—	—	(33)
Amortization of pension and postretirement plan liabilities	—	—	—	112	—	112
Foreign currency translation adjustment	—	—	—	4,680	1,353	6,033
Cash flow hedges	—	—	—	(10,884)	198	(10,686)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(3,594)	(3,594)
Balance, March 31, 2019	129,513,566	$886,304	$662,116	($5,853)	$98,633	$1,641,200
Net income	—	—	18,752	—	2,168	20,920
Dividends ($0.27 per share)	—	—	(35,125)	—	—	(35,125)
Issuance of shares under incentive stock plans	250,344	177	—	—	—	177
Stock-based compensation	—	2,344	—	—	—	2,344
Repurchase of common shares	(134,194)	(4,207)	—	—	—	(4,207)
Amortization of pension and postretirement plan liabilities	—	—	—	112	—	112
Foreign currency translation adjustment	—	—	—	(4,305)	(1,299)	(5,604)
Cash flow hedges	—	—	—	(19,465)	(54)	(19,519)
Balance, June 30, 2019	129,629,716	$884,618	$645,743	($29,511)	$99,448	$1,600,298

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES
Net income	$26,876	$48,713
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	76,195	64,093
Non-cash cost of land and improved development	13,441	5,647
Stock-based incentive compensation expense	4,178	3,821
Deferred income taxes	9,225	7,257
Amortization of losses from pension and postretirement plans	435	224
Gain on sale of large disposition of timberlands	(28,655)	—
Other	(10,632)	987
Changes in operating assets and liabilities, net of effects of merger with Pope Resources:
Receivables	(7,604)	(21,031)
Inventories	(3,714)	(994)
Accounts payable	4,895	5,558
All other operating activities	(2,040)	2,679
CASH PROVIDED BY OPERATING ACTIVITIES	82,600	116,954
INVESTING ACTIVITIES
Capital expenditures	(29,440)	(29,505)
Real estate development investments	(3,587)	(999)
Purchase of timberlands	(24,238)	(26,396)
Net proceeds from large disposition of timberlands	115,666	—
Net cash consideration for merger with Pope Resources	(231,068)	—
Other	1,880	(3,888)
CASH USED FOR INVESTING ACTIVITIES	(170,787)	(60,788)
FINANCING ACTIVITIES
Issuance of debt	320,000	—
Repayment of debt	(117,000)	—
Dividends paid on common stock	(72,204)	(71,107)
Distributions to noncontrolling interests in the Operating Partnership	(1,200)	—
Proceeds from the issuance of common shares under incentive stock plan	66	774
Repurchase of common shares	(1,572)	(4,241)
Debt issuance costs	(2,427)	—
Repurchase of common shares made under repurchase program	(3,152)	—
Distributions to noncontrolling interest in consolidated affiliates	(7,581)	(3,594)
Other	—	133
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	114,930	(78,035)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,450)	125
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	25,293	(21,744)
Balance, beginning of year	69,968	156,454
Balance, end of period	$95,261	$134,710
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest (a)	$16,134	$14,377
Income taxes	1,083	705
Non-cash investing activity:
Capital assets purchased on account	2,217	3,407
Non-cash financing activity:
Equity consideration for merger with Pope Resources	$172,640	—
Redeemable Common Unit consideration for merger with Pope Resources	106,752	—

(a)Interest paid is presented net of patronage payments received of $4.3 million and $4.0 million for the six months ended June 30, 2020 and June 30, 2019, respectively. For additional information on patronage payments, see Note 6 — Debt in the 2019 Form 10-K.

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
SALES (NOTE 3)	$195,630	$184,800	$454,760	$376,346
Costs and Expenses
Cost of sales	(154,891)	(140,454)	(364,390)	(283,705)
Selling and general expenses	(12,570)	(10,984)	(22,538)	(20,794)
Other operating expense, net (Note 19)	(16,483)	(1,969)	(17,594)	(1,934)
	(183,944)	(153,407)	(404,522)	(306,433)
OPERATING INCOME	11,686	31,393	50,238	69,913
Interest expense	(9,820)	(7,922)	(18,036)	(15,632)
Interest and other miscellaneous income, net	1,579	1,057	1,370	2,390
INCOME BEFORE INCOME TAXES	3,445	24,528	33,572	56,671
Income tax expense (Note 10)	(2,990)	(3,608)	(6,696)	(7,958)
NET INCOME	455	20,920	26,876	48,713
Less: Net loss (income) attributable to noncontrolling interests in consolidated affiliates	1,499	(2,168)	931	(5,167)
NET INCOME ATTRIBUTABLE TO RAYONIER, L.P. COMMON UNITHOLDERS	1,954	18,752	27,807	43,546
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of income tax effect of $0, $0, $0, and $0	23,258	(5,604)	(20,765)	429
Cash flow hedges, net of income tax effect of $1,741, $91, $116 and $244	(7,276)	(19,519)	(90,751)	(30,205)
Amortization of pension and postretirement plans, net of income tax expense of $0, $0, $0 and $0	217	112	434	224
Total other comprehensive income (loss)	16,199	(25,011)	(111,082)	(29,552)
COMPREHENSIVE INCOME (LOSS)	16,654	(4,091)	(84,206)	19,161
Less: Comprehensive (income) loss attributable to noncontrolling interests in consolidated affiliates	(4,917)	(815)	5,743	(5,366)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO RAYONIER, L.P. COMMON UNITHOLDERS	$11,737	($4,906)	($78,463)	$13,795
EARNINGS PER COMMON UNIT (NOTE 14)
Basic earnings per unit attributable to Rayonier, L.P.	$0.01	$0.14	$0.21	$0.34
Diluted earnings per unit attributable to Rayonier, L.P.	$0.01	$0.14	$0.21	$0.34

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	June 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents, excluding Timber Funds	$87,813	$68,735
Cash and cash equivalents, Timber Funds	6,973	—
Total cash and cash equivalents	94,786	68,735
Accounts receivable, less allowance for doubtful accounts of $25 and $24	36,811	27,127
Inventory (Note 21)	10,365	14,518
Prepaid expenses	18,133	14,728
Other current assets	1,135	867
Total current assets	161,230	125,975
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	3,332,067	2,482,047
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 8)	113,920	81,791
PROPERTY, PLANT AND EQUIPMENT
Land	5,566	4,131
Buildings	29,153	23,095
Machinery and equipment	4,753	4,339
Construction in progress	382	348
Total property, plant and equipment, gross	39,854	31,913
Less — accumulated depreciation	(10,444)	(9,662)
Total property, plant and equipment, net	29,410	22,251
RESTRICTED CASH (NOTE 22)	475	1,233
RIGHT-OF-USE ASSETS (NOTE 4)	96,710	99,942
OTHER ASSETS	35,455	47,757
TOTAL ASSETS	$3,769,267	$2,860,996
LIABILITIES, REDEEMABLE OPERATING PARTNERSHIP UNITS AND CAPITAL
CURRENT LIABILITIES
Accounts payable	$21,836	$18,160
Current maturities of long-term debt, excluding Timber Funds (Note 7)	—	82,000
Current maturities of long-term debt, Timber Funds (Note 7)	25,042	—
Accrued taxes	6,444	3,032
Accrued payroll and benefits	6,628	8,869
Accrued interest	6,500	5,205
Deferred revenue	18,434	11,440
Other current liabilities	24,405	22,480
Total current liabilities	109,289	151,186
LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS, EXCLUDING TIMBER FUNDS (NOTE 7)	1,310,506	973,129
LONG-TERM DEBT, TIMBER FUNDS (NOTE 7)	35,617	—
PENSION AND OTHER POSTRETIREMENT BENEFITS (NOTE 17)	23,767	25,311
LONG-TERM LEASE LIABILITY (NOTE 4)	87,774	90,481
OTHER NON-CURRENT LIABILITIES	178,136	83,247
COMMITMENTS AND CONTINGENCIES (NOTES 9 and 11)
REDEEMABLE OPERATING PARTNERSHIP UNITS (NOTE 5) 4,446,153 and 0 Common Units outstanding, respectively	110,220	—
CAPITAL
General partners’ capital	15,947	14,712
Limited partners’ capital	1,578,766	1,456,471
Accumulated other comprehensive loss (Note 23)	(137,472)	(31,202)
TOTAL CONTROLLING INTEREST CAPITAL	1,457,241	1,439,981
Noncontrolling interests in consolidated affiliates (Note 5)	456,717	97,661
TOTAL CAPITAL	1,913,958	1,537,642
TOTAL LIABILITIES, REDEEMABLE OPERATING PARTNERSHIP UNITS AND CAPITAL	$3,769,267	$2,860,996
See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Unaudited)
(Dollars in thousands, except share data)

			Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total Capital
	Common Units
	General Partners’ Capital	Limited Partners’ Capital
Balance, January 1, 2020	$14,712	$1,456,471	($31,202)	$97,661	$1,537,642
Distributions on common units ($0.27 per common unit)	(349)	(34,464)	—	—	(34,813)
Issuance of common units under incentive stock plans	1	65	—	—	66
Stock-based compensation	15	1,495	—	—	1,510
Repurchase of common units made under repurchase program	(32)	(3,120)	—	—	(3,152)
Net income	259	25,595	—	567	26,421
Amortization of pension and postretirement plan liabilities	—	—	217	—	217
Foreign currency translation adjustment	—	—	(33,894)	(10,129)	(44,023)
Cash flow hedges	—	—	(82,376)	(1,099)	(83,475)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(725)	(725)
Balance, March 31, 2020	$14,606	$1,446,042	($147,255)	$86,275	$1,399,668
Issuance of common units associated with the merger with Pope Resources	1,724	170,694	—	—	172,418
Distributions on common units ($0.27 per common unit)	(382)	(37,775)	—	—	(38,157)
Issuance of common units under incentive stock plans	2	220	—	—	222
Stock-based compensation	27	2,641	—	—	2,668
Repurchase of common units	(15)	(1,557)	—	—	(1,572)
Adjustment of Redeemable Common Units	(35)	(3,433)	—	—	(3,468)
Net income	20	1,934	—	(1,499)	455
Acquisition of noncontrolling interests in consolidated affiliates	—	—	—	372,381	372,381
Amortization of pension and postretirement plan liabilities	—	—	217	—	217
Foreign currency translation adjustment	—	—	17,872	5,386	23,258
Cash flow hedges	—	—	(8,306)	1,030	(7,276)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(6,856)	(6,856)
Balance, June 30, 2020	$15,947	$1,578,766	($137,472)	$456,717	$1,913,958

	Common Units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Affiliates	Total Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance, January 1, 2019	$15,566	$1,541,068	$239	$97,677	$1,654,550
Distributions on common units ($0.27 per common unit)	(351)	(34,698)	—	—	(35,049)
Issuance of common units under incentive stock plans	6	591	—	—	597
Stock-based compensation	15	1,462	—	—	1,477
Repurchase of common units	—	(33)	—	—	(33)
Net income	248	24,546	—	2,999	27,793
Amortization of pension and postretirement plan liabilities	—	—	112	—	112
Foreign currency translation adjustment	—	—	4,680	1,353	6,033
Cash flow hedges	—	—	(10,884)	198	(10,686)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(3,594)	(3,594)
Balance, March 31, 2019	$15,484	$1,532,936	($5,853)	$98,633	$1,641,200
Distributions on common units ($0.27 per common unit)	(351)	(34,774)	—	—	(35,125)
Issuance of common units under incentive stock plans	2	175	—	—	177
Stock-based compensation	23	2,321	—	—	2,344
Repurchase of common units	(42)	(4,165)	—	—	(4,207)
Net income	188	18,564	—	2,168	20,920
Amortization of pension and postretirement plan liabilities	—	—	112	—	112
Foreign currency translation adjustment	—	—	(4,305)	(1,299)	(5,604)
Cash flow hedges	—	—	(19,465)	(54)	(19,519)
Balance, June 30, 2019	$15,304	$1,515,057	($29,511)	$99,448	$1,600,298

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2020	2019
OPERATING ACTIVITIES
Net income	$26,876	$48,713
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	76,195	64,093
Non-cash cost of land and improved development	13,441	5,647
Stock-based incentive compensation expense	4,178	3,821
Deferred income taxes	9,225	7,257
Amortization of losses from pension and postretirement plans	435	224
Gain on sale of large disposition of timberlands	(28,655)	—
Other	(10,632)	987
Changes in operating assets and liabilities, net of effects of merger with Pope Resources:
Receivables	(7,604)	(21,031)
Inventories	(3,714)	(994)
Accounts payable	4,895	5,558
All other operating activities	(2,040)	2,679
CASH PROVIDED BY OPERATING ACTIVITIES	82,600	116,954
INVESTING ACTIVITIES
Capital expenditures	(29,440)	(29,505)
Real estate development investments	(3,587)	(999)
Purchase of timberlands	(24,238)	(26,396)
Net proceeds from large disposition of timberlands	115,666	—
Cash consideration for merger with Pope Resources, net of cash acquired	(231,068)	—
Other	1,880	(3,888)
CASH USED FOR INVESTING ACTIVITIES	(170,787)	(60,788)
FINANCING ACTIVITIES
Issuance of debt	320,000	—
Repayment of debt	(117,000)	—
Distribution on common units	(73,404)	(71,107)
Proceeds from the issuance of common units under incentive stock plan	66	774
Repurchase of common units	(1,572)	(4,241)
Debt issuance costs	(2,427)	—
Repurchase of common units made under repurchase program	(3,152)	—
Distributions to noncontrolling interest in consolidated affiliates	(7,581)	(3,594)
Other	—	133
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	114,930	(78,035)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,450)	125
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	25,293	(21,744)
Balance, beginning of year	69,968	156,454
Balance, end of period	$95,261	$134,710
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest (a)	$16,134	$14,377
Income taxes	1,083	705
Non-cash investing activity:
Capital assets purchased on account	2,217	3,407
Non-cash financing activity:
Common unit consideration for merger with Pope Resources	$172,640	—
Redeemable Common Unit consideration for merger with Pope Resources	106,752	—

(a)Interest paid is presented net of patronage payments received of $4.3 million and $4.0 million for the six months ended June 30, 2020 and June 30, 2019, respectively. For additional information on patronage payments, see Note 6 — Debt in the 2019 Form 10-K.

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

1.BASIS OF PRESENTATION
The unaudited consolidated financial statements and notes thereto of Rayonier Inc. and its subsidiaries and Rayonier, L.P. have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).
The Rayonier Inc. year-end balance sheet information was derived from audited financial statements not included herein. In the opinion of management, these financial statements and notes reflect any adjustments (all of which are normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. These statements and notes should be read in conjunction with the financial statements and supplementary data included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC (the “2019 Form 10-K”).
On May 7, 2020, Rayonier Inc. contributed its 100% ownership interest in Rayonier Operating Company LLC (the “Contribution”) to Rayonier, L.P. As a result of the Contribution, which constituted the transfer of all or substantially all of Rayonier’s assets under the terms of the Indenture, dated March 5, 2012 (as supplemented and amended from time to time, the “Indenture”), between Rayonier, as issuer, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, Rayonier, L.P. expressly assumed all the obligations of Rayonier under the Indenture, including obligations with respect to the outstanding $325 million in aggregate principal amount of 3.750% Senior Notes due 2022 (the “2022 Notes”) issued thereunder.
On May 7, 2020, Rayonier, Rayonier, L.P., the subsidiary guarantors party thereto and the Trustee entered into the Third Supplemental Indenture, pursuant to which (1) Rayonier, L.P. succeeded to and became substituted for the Company under the Indenture and 2022 Notes and expressly assumed all the obligations of the Company under the Indenture, including obligations with respect to the 2022 Notes, and (2) Rayonier agreed to irrevocably, fully and unconditionally guarantee, jointly and severally, the obligations of Rayonier, L.P. under Indenture, including the 2022 Notes.
On May 8, 2020, Rayonier, L.P. acquired Pope Resources and became the general partner of Pope Resources. The acquisition occurred pursuant to a series of mergers (the “Mergers”) provided for in Agreement and Plan of Merger, dated as of January 14, 2020, as amended by Amendment No. 1, dated as of April 1, 2020 (as amended, the “Merger Agreement”), by and among Rayonier Inc., Rayonier, L.P., Rayonier Operating Company LLC, Rayonier Operating Company Holdings, LLC, Pacific GP Merger Sub I, LLC, Pacific GP Merger Sub II, LLC, Pacific LP Merger Sub III, LLC, Pope Resources, Pope EGP, Inc. and Pope MGP, Inc. As of June 30, 2020, the Company owned a 96.8% interest in the Operating Partnership, with the remaining 3.2% interest owned by limited partners of the Operating Partnership. As the sole general partner of the Operating Partnership, Rayonier Inc. has exclusive control of the day-to-day management of the Operating Partnership.
The Rayonier, L.P. year-end balance sheet information was derived from the separate historical unaudited financial statements of Rayonier Operating Company LLC not included herein. In the opinion of management, these financial statements and notes reflect any adjustments (all of which are normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. These statements and notes should be read in conjunction with the audited consolidated financial statements as of and for the years ended December 31, 2019, 2018 and 2017 included in Exhibit 99.4 of the Operating Partnership’s Amendment No. 1 to the Current Report on Form 8-K filed with the SEC on July 17, 2020.
The Contribution was accounted for as a change in reporting entity between entities under common control in accordance with ASC 250-10-45-21. A change in reporting entity requires retrospective application for all periods as if the Contribution had been in effect since inception of common control. As a result, the unaudited consolidated financial statements and notes thereto for Rayonier, L.P. in this combined report have been prepared as if the change in reporting entity occurred on January 1, 2019.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The effect of the change in reporting entity on Rayonier L.P.’s operating income, net income attributable to Rayonier, L.P. and per unit amounts for the three and six months ended June 30, 2020 and 2019, are presented below (in thousands, except per unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Operating income	—	—	—	—
Net income attributable to Rayonier, L.P. (a)	($3,596)	($3,596)	($7,192)	($7,192)
Basic earnings per unit attributable to Rayonier, L.P.	($0.03)	($0.03)	($0.05)	($0.06)
Diluted earnings per unit attributable to Rayonier, L.P.	($0.03)	($0.03)	($0.05)	($0.06)

(a) The effect of the change in net income attributable to Rayonier, L.P. is due to the interest expense and guarantee fees associated with the 2022 Notes.

SUMMARY OF UPDATES TO SIGNIFICANT ACCOUNTING POLICIES
REDEEMABLE COMMON UNITS
Limited partners holding common units other than the Company (“Redeemable Common Units”) have the right to put any and all of the common units to the Operating Partnership in exchange for Rayonier registered common shares, on a one-for-one basis, or cash, at Rayonier’s option. Consequently, these Redeemable Common Units are classified outside of permanent partners’ capital in the Operating Partnership's accompanying balance sheets. The recorded value of the Redeemable Common Units is based on the higher of 1) initial carrying amount, increased or decreased for its share of net income or loss, other comprehensive income or loss, and dividend or 2) redemption value as measured by the closing price of Rayonier Inc. Common Stock on the balance sheet date multiplied by the total number of Redeemable Common Units outstanding.
For a full description of our other significant accounting policies, see Note 1 — Summary of Significant Accounting Policies in the Company’s 2019 Form 10-K and Note 1 — Summary of Significant Accounting Policies in the audited consolidated financial statements as of and for the years ended December 31, 2019, 2018 and 2017 included in Exhibit 99.4 of the Operating Partnership’s Amendment No. 1 to the Current Report on Form 8-K filed with the SEC on July 17, 2020.
MERGER WITH POPE RESOURCES
On May 8, 2020, we completed the previously announced acquisition of Pope Resources. Therefore, Pope Resources’ balance sheet and results of operations are included in our consolidated financial statements from and after the date of acquisition. See Note 2 - Merger with Pope Resources, Note 7 - Debt, and Note 20 - Charges for Integration and Restructuring for further information pertaining to the merger.
As a result of the merger with Pope Resources, we have revised our reportable business segments, adding one additional segment, Timber Funds. Please see Note 6 - Segment and Geographical information for more information about our revised business segments.
RECENTLY ADOPTED STANDARDS
We adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326) on January 1, 2020, with no material impact on the consolidated financial statements.
NEW ACCOUNTING STANDARDS
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides optional guidance to ease the potential burden in accounting due to reference rate reform. The guidance in this update provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. We are currently evaluating our contracts and the optional expedients provided by the new standard.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes. The guidance issued in this update simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU No. 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard will be effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those fiscal years. We do not expect a material impact on our Consolidated Financial Statements.
On March 2, 2020, the SEC adopted amendments to the financial disclosure requirements for guarantors and issuers of guaranteed securities, as well for affiliates whose securities collateralize a registrant’s securities. The amendments revise Rules 3-10 and 3-16 of Regulation S-X, and relocate part of Rule 3-10 and all of Rule 3-16 to the new Article 13 in Regulation S-X, which is comprised of new Rules 13-01 and 13-02. We early adopted the requirements of the amendments on April 1, 2020, which included replacing guarantor condensed consolidating financial information with summarized financial information for the consolidated obligor group (Parent, Issuer, and Guarantor Subsidiaries) as well as no longer requiring guarantor cash flow information, financial information for non-guarantor subsidiaries, and a reconciliation to the consolidated results.
SUBSEQUENT EVENTS
We have evaluated events occurring from June 30, 2020 to the date of issuance of these Consolidated Financial Statements for potential recognition or disclosure in the consolidated financial statements. No events were identified that warranted recognition or disclosure.

2. MERGER WITH POPE RESOURCES

On May 8, 2020, Rayonier Inc. and Rayonier, L.P. merged with Pope Resources. Pope Resources was a master limited partnership that primarily owned and managed timberlands in the U.S. Pacific Northwest. Pope Resources also managed and co-invested in three private equity timber funds and developed and sold real estate properties. The merger added approximately 124,000 acres of high-quality, predominantly Douglas-fir timberlands to our Pacific Northwest timberland portfolio as well as a private equity timber fund business with three funds comprising approximately 141,000 acres. Additionally, the merger augmented our higher-and-better-use real estate pipeline with rural and conservation land sale opportunities and high-potential improved development projects in the West Puget Sound area.

Under the merger agreement, each outstanding unit representing limited partnership interests of Pope Resources was, at the option of its holder, exchanged for either:
 • 3.929 shares of Rayonier Inc. common stock
 • 3.929 units representing limited partnership interests of Rayonier, L.P.
 • $125.00 in cash
Holders of Pope Resources units who did not make a valid election received shares of Rayonier Inc. common stock. The elections were subject to proration to ensure that the aggregate amount of Rayonier shares and Rayonier, L.P. units, on the one hand, and cash, on the other hand, issued in the merger equaled the amounts issued as if every Pope Resources unit converted into merger consideration received 2.751 shares of Rayonier Inc. common stock or Rayonier, L.P. units and $37.50 in cash.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Upon consummation of the merger, all outstanding Pope Resources restricted units were converted into equivalent equity awards with respect to Rayonier Inc. common shares. Pope Resources directors and some executive employees of Pope Resources held restricted Pope Resources units that were subject to accelerated vesting in connection with the merger. Since a portion of these Pope Resources units relate to services rendered to Pope Resources prior to the merger, a portion of the replacement Rayonier Inc. restricted stock awards’ fair value is included in the consideration transferred. See additional details about the replacement restricted stock awards in Note 18 — Incentive Stock Plans.

The following table summarizes the total consideration transferred by Rayonier in the merger (dollars in thousands, except per share and per unit data):

Cash consideration:
Pope Resources units outstanding as of May 8, 2020	4,366,636
Less: Pope Resources units held by us	(114,400)
Units outstanding, net	4,252,236
Cash consideration (per Pope Resources unit)	$37.50
Cash consideration for elections		$159,463
General partner interest		10,000
Repayment of Pope Resources debt		65,943
Prepayment penalty and accrued interest on Pope Resources’ debt		2,275
Closing costs paid on behalf of Pope Resources		9,637
Cash consideration transferred		$247,318

Equity consideration:
Rayonier common shares issued	7,181,071
Rayonier share price (a)	$24.01
Equity consideration for elections		$172,418
Pope Resources replacement awards (b)(c)		222
Equity consideration transferred		$172,640

Redeemable Common Unit consideration:
Redeemable Common Units issued	4,446,153
Rayonier share price (a)	$24.01
Redeemable Common Unit consideration transferred		$106,752

Fair Value of Pope Resources units held by us (d)		$11,211

Total consideration		$537,921

(a)The closing price of Rayonier common stock on the NYSE on May 7, 2020.
(b)See Note 18 — Incentive Stock Plans for additional details.
(c)Represents the fair value of Rayonier replacement restricted stock awards for restricted Pope Resources units held by employees that relate to pre-merger services rendered to Pope Resources.
(d)Based on the closing price of Pope Resources units on the NASDAQ on May 7, 2020.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table contains the amounts of cash transferred in the merger and net cash consideration shown in the Consolidated Statements of Cash Flows for the six months ended June 30, 2020:

June 30, 2020
Cash consideration transferred	$247,318
Less: Cash assumed in merger	(16,250)
Net cash consideration shown in the Consolidated Statements of Cash Flows	$231,068
We recognized approximately $2.5 million and $13.5 million of merger-related costs that were expensed during the first and second quarters of 2020, respectively. See Note 20 — Charges for Integration and Restructuring for descriptions of the components of merger-related costs.

The acquisition of Pope Resources has been accounted for as a business combination under ASC 805, Business Combinations, (“ASC 805”). Under ASC 805, assets acquired and liabilities assumed in a business combination must be recorded at their fair value as of the acquisition date. Recorded fair valuation of assets acquired and liabilities assumed related to the acquisition of Pope Resources is preliminary and will be completed as soon as practicable, but no later than one year after the consummation of the transaction. Pursuant to ASC 805, the financial statements will not be retrospectively adjusted for any provisional amount changes that occur in subsequent periods. Rather, we will recognize any provisional amount adjustments during the reporting period in which the adjustments are determined. We will also be required to record, in the same period's financial statements, the effect on earnings of changes in depletion, depreciation, amortization, or other income effects, if any, as a result of any change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Our consolidated financial statements as of and for the six months ended June 30, 2020, include results of operations for Pope Resources from May 8, 2020 through June 30, 2020.

The preliminary estimate of fair value required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and the applicable discount rates. These estimates were based on assumptions that we believe to be reasonable; however, actual results may differ from these estimates. The assessment of fair value is preliminary and is based on information that was available to management at the time the consolidated financial statements were prepared. Those estimates and assumptions are subject to change as we obtain additional information related to those estimates during the applicable measurement periods (up to one year from the acquisition date). The most significant open items necessary to complete are related to timberlands, property, plant and equipment, higher and better use timberlands and real estate development investments, long-term debt instruments, environmental liabilities, intangible assets and tax related matters.

The preliminary fair value estimates were generally based on significant inputs that are not observable in the market and thus represent Level 3 measurements as defined in ASC 820, Fair Value Measurement, (“ASC 820”) with the exception of certain long-term debt instruments assumed in the merger that can be valued using observable market inputs and are therefore Level 2 measurements. See Note 16 — Fair Value Measurements for further information on the fair value hierarchy.

The following summarizes the fair value methodology utilized in our preliminary fair value estimates for significant assets and liabilities:
Income Approach — Estimates fair value for an asset based on the present value of cash flow projected to be generated by the asset. Projected cash flows are discounted at rates of return that reflect the relative risk of achieving the cash flows and the time value of money. This approach was primarily used to value acquired timberlands in both our Pacific Northwest and Timber Funds segment.
Cost Approach — Estimates value by determining the current cost of replacing an asset with another of equivalent economic utility. This approach was primarily used for property and equipment.
Market Approach — Estimates fair value for an asset based on values of recent comparable transactions. This approach was primarily used to value higher and better use timberlands and real estate developments investments, certain land and building assets and long-term debt instruments.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The preliminary allocation of purchase price to the identifiable assets acquired and liabilities assumed was based on preliminary estimates of fair value as of May 8, 2020, and is as follows (in thousands):

	Core Timberlands	Timber Funds	Total
Timberland and Real Estate Business
Cash	$7,380	$8,870	$16,250
Accounts receivable	2,280	1,794	4,074
Other current assets	651	499	1,150
Timber and Timberlands	515,519	471,900	987,419
Higher and Better Use Timberlands and Real Estate Development Investments	27,722	—	27,722
Property, plant and equipment	8,307	—	8,307
Other assets	4,297	—	4,297
Total identifiable assets acquired	$566,156	$483,063	$1,049,219
			—
Accounts payable	274	292	566
Current maturities of long-term debt	—	25,084	25,084
Accrued interest	244	275	519
Other current liabilities	7,233	1,117	8,350
Long-term debt	53,502	35,759	89,261
Long-term environmental liabilities	11,000	—	11,000
Other non-current liabilities (a)	4,137	—	4,137
Total liabilities assumed	$76,390	$62,527	$138,917

Net identifiable assets	$489,766	$420,536	$910,302
Less: noncontrolling interest	(3,307)	(369,074)	(372,381)
Total net assets acquired	$486,459	$51,462	$537,921

(a)Other non-current liabilities includes a $4.0 million deferred income tax liability resulting from the preliminary fair value adjustment to Pope Resources’ assets and liabilities.
These estimated fair values are preliminary in nature and subject to adjustments, which could be material. We have not identified any material unrecorded pre-merger contingencies where the related asset, liability or impairment is probable and the amount can be reasonably estimated. Our valuations will be finalized when certain information arranged to be obtained has been received and our review of that information has been completed. Prior to the finalization of the purchase price allocation, if information becomes available that would indicate it is probable that such events had occurred and the amounts can be reasonably estimated, such items will be included in the final purchase price allocation.

The amount of revenue of Pope Resources included in our Consolidated Statements of Income and Comprehensive Income from the date of the merger to June 30, 2020 is approximately $11.1 million. The net income effect resulting from the merger with Pope Resources for the three and six months ended June 30, 2020 is impracticable to determine, as we immediately integrated Pope Resources into our ongoing operations.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Pursuant to ASC 805, unaudited supplemental pro forma results of operations for the three and six months ended June 30, 2020 and 2019, assuming the acquisition had occurred as of January 1, 2019, are presented below (in thousands, except per share and unit amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales	$215,500	$212,800	$499,100	$429,300

Net income attributable to Rayonier Inc.	$7,644	$13,016	$28,069	$32,959
Basic earnings per share attributable to Rayonier Inc.	$0.06	$0.10	$0.20	$0.24
Diluted earnings per share attributable to Rayonier Inc.	$0.06	$0.09	$0.20	$0.24

Net income attributable to Rayonier, L.P.	$7,823	$13,414	$28,819	$34,028
Basic earnings per unit attributable to Rayonier, L.P.	$0.06	$0.10	$0.20	$0.24
Diluted earnings per unit attributable to Rayonier, L.P.	$0.06	$0.09	$0.20	$0.24
The unaudited pro forma results include certain pro forma adjustments to net earnings that were directly attributable to the acquisition, assuming the acquisition had occurred on January 1, 2019, including the following:

•additional depletion expense that would have been recognized relating to the basis increase in the acquired Timber and Timberlands;
•adjustment to interest expense to reflect the removal of Pope Resources debt and the additional borrowings we incurred in conjunction with the acquisition; and
•a reduction in expenses for the three and six months ended June 30, 2020 of $23.3 million and $31.2 million, respectively, for acquisition-related transaction costs.
Pro forma data may not be indicative of the results that would have been obtained had these events occurred at the beginning of the periods presented, nor is it intended to be a projection of future results.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

3. REVENUE
RECLASSIFICATIONS

Effective April 1, 2020, we changed the composition of our Rural and Timberland & Non-Strategic Real Estate sales categories to better align with the way management internally evaluates real estate sales. The Rural category now includes all real estate sales (excluding development sales) representing a demonstrable premium above timberland value. The Timberland & Non-Strategic category now includes all real estate sales representing little to no premium to timberland value. This category consists primarily of sales of property that management views as non-strategic to our long-term portfolio as well as sales of property for capital allocation purposes that do not fit the definition of a Large Disposition. All prior period amounts have been reclassified to reflect the new composition of these two sales categories. The Improved Development, Unimproved Development and Large Disposition categories remain unchanged, and this reclassification had no impact on overall segment results.
PERFORMANCE OBLIGATIONS
We recognize revenue when control of promised goods or services (“performance obligations”) is transferred to customers, in an amount that reflects the consideration expected in exchange for those goods or services (“transaction price”). We generally satisfy performance obligations within a year of entering into a contract and therefore have applied the disclosure exemption found under ASC 606-10-50-14. Unsatisfied performance obligations as of June 30, 2020 are primarily due to advances on stumpage contracts, unearned license revenue and post-closing obligations on real estate sales. These performance obligations are expected to be satisfied within the next twelve months. We generally collect payment within a year of satisfying performance obligations and therefore have elected not to adjust revenues for a financing component.
CONTRACT BALANCES
The timing of revenue recognition, invoicing and cash collections results in accounts receivable and deferred revenue (contract liabilities) on the Consolidated Balance Sheets. Accounts receivable are recorded when we have an unconditional right to consideration for completed performance under the contract. Contract liabilities relate to payments received in advance of performance under the contract. Contract liabilities are recognized as revenue as (or when) we perform under the contract.
The following table summarizes revenue recognized during the three and six months ended June 30, 2020 and 2019 that was included in the contract liability balance at the beginning of each year:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue recognized from contract liability balance at the beginning of the year (a)	$3,661	$3,440	$10,086	$8,796

(a) Revenue recognized was primarily from hunting licenses and the use of advances on pay-as-cut timber sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables present our revenue from contracts with customers disaggregated by product type for the three and six months ended June 30, 2020 and 2019:

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Elim.	Total
June 30, 2020
Pulpwood	$24,685	$3,163	$5,766	$328	—	$2,463	—	$36,405
Sawtimber	16,359	22,296	34,959	6,305	—	21,805	—	101,724
Hardwood	512	—	—	—	—	—	—	512
Total Timber Sales	41,556	25,459	40,725	6,633	—	24,268	—	138,641
License Revenue, Primarily from Hunting	4,337	95	83	10	—	—	—	4,525
Other Non-Timber/Carbon Revenue	874	617	961	4	—	—	—	2,456
Agency Fee Income	—	—	—	—	—	(1)	—	(1)
Total Non-Timber Sales	5,211	712	1,044	14	—	(1)	—	6,980
Improved Development	—	—	—	—	6,427	—	—	6,427
Unimproved Development	—	—	—	—	8,426	—	—	8,426
Rural	—	—	—	—	27,234	—	—	27,234
Timberlands & Non-Strategic	—	—	—	—	9,606	—	—	9,606
Deferred Revenue/Other (b)	—	—	—	—	(1,756)	—	—	(1,756)
Total Real Estate Sales	—	—	—	—	49,937	—	—	49,937

Revenue from Contracts with Customers	46,767	26,171	41,769	6,647	49,937	24,267	—	195,558
Lease Revenue	—	—	—	—	72	—	—	72
Intersegment	—	—	—	877	—	53	(930)	—
Total Revenue	$46,767	$26,171	$41,769	$7,524	$50,009	$24,320	($930)	$195,630

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Elim.	Total
June 30, 2019
Pulpwood	$19,310	$2,267	$8,581	—	—	$3,826	—	$33,984
Sawtimber	16,286	15,407	52,427	—	—	31,377	—	115,497
Hardwood	1,391	—	—	—	—	—	—	1,391
Total Timber Sales	36,987	17,674	61,008	—	—	35,203	—	150,872
License Revenue, Primarily from Hunting	4,296	103	142	—	—	—	—	4,541
Other Non-Timber/Carbon Revenue	4,914	779	977	—	—	—	—	6,670
Agency Fee Income	—	—	—	—	—	184	—	184
Total Non-Timber Sales	9,210	882	1,119	—	—	184	—	11,395
Improved Development	—	—	—	—	172	—	—	172
Unimproved Development	—	—	—	—	14,431	—	—	14,431
Rural (a)	—	—	—	—	7,107	—	—	7,107
Timberlands & Non-Strategic (a)	—	—	—	—	815	—	—	815
Deferred Revenue/Other (b)	—	—	—	—	8	—	—	8
Total Real Estate Sales	—	—	—	—	22,533	—	—	22,533

Revenue from Contracts with Customers	46,197	18,556	62,127	—	22,533	35,387	—	184,800
Intersegment	—	—	—	—	—	74	(74)	—
Total Revenue	$46,197	$18,556	$62,127	—	$22,533	$35,461	($74)	$184,800

(a) The three months ended June 30, 2019 reflects the reclassification of certain real estate sales between the Rural and Timberlands & Non-Strategic sales categories to better align with the way management internally evaluates real estate sales.
(b) Includes deferred revenue adjustments and marketing fees related to Improved Development sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Six Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Elim.	Total
June 30, 2020
Pulpwood	$52,178	$6,290	$10,613	$328	—	$4,993	—	$74,402
Sawtimber	35,868	49,741	65,746	6,305	—	37,918	—	195,578
Hardwood	993	—	—	—	—	—	—	993
Total Timber Sales	89,039	56,031	76,359	6,633	—	42,911	—	270,973
License Revenue, Primarily From Hunting	8,926	192	140	10	—	—	—	9,268
Other Non-Timber/Carbon Revenue	1,784	1,022	2,809	4	—	—	—	5,619
Agency Fee Income	—	—	—	—	—	327	—	327
Total Non-Timber Sales	10,710	1,214	2,949	14	—	327	—	15,214
Improved Development	—	—	—	—	6,427	—	—	6,427
Unimproved Development	—	—	—	—	8,426	—	—	8,426
Rural	—	—	—	—	29,631	—	—	29,631
Timberlands & Non-Strategic	—	—	—	—	9,606	—	—	9,606
Deferred Revenue/Other (b)	—	—	—	—	(1,616)	—	—	(1,616)
Large Dispositions	—	—	—	—	116,027	—	—	116,027
Total Real Estate Sales	—	—	—	—	168,501	—	—	168,501

Revenue from Contracts with Customers	99,749	57,245	79,308	6,647	168,501	43,238	—	454,688
Lease Revenue	—	—	—	—	72	—	—	72
Intersegment	—	—	—	877	—	66	(943)	—
Total Revenue	$99,749	$57,245	$79,308	$7,524	$168,573	$43,304	($943)	$454,760

Six Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Elim.	Total
June 30, 2019
Pulpwood	$46,109	$5,087	$17,349	—	—	$8,152	—	$76,697
Sawtimber	39,437	32,684	98,290	—	—	58,890	—	229,301
Hardwood	2,477	—	—	—	—	—	—	2,477
Total Timber Sales	88,023	37,771	115,639	—	—	67,042	—	308,475
License Revenue, Primarily from Hunting	8,420	205	195	—	—	—	—	8,820
Other Non-Timber/Carbon Revenue	10,600	1,115	3,423	—	—	—	—	15,138
Agency Fee Income	—	—	—	—	—	381	—	381
Total Non-Timber Sales	19,020	1,320	3,618	—	—	381	—	24,339
Improved Development	—	—	—	—	514	—	—	514
Unimproved Development	—	—	—	—	15,430	—	—	15,430
Rural (a)	—	—	—	—	26,313	—	—	26,313
Timberlands & Non-Strategic (a)	—	—	—	—	1,207	—	—	1,207
Deferred Revenue/Other (b)	—	—	—	—	68	—	—	68
Total Real Estate Sales	—	—	—	—	43,532	—	—	43,532

Revenue from Contracts with Customers	107,043	39,091	119,257	—	43,532	67,423	—	376,346
Intersegment	—	—	—	—	—	103	(103)	—
Total Revenue	$107,043	$39,091	$119,257	—	$43,532	$67,526	($103)	$376,346

(a) The six months ended June 30, 2019 reflects the reclassification of certain real estate sales between the Rural and Timberlands & Non-Strategic sales categories to better align with the way management internally evaluates real estate sales.
(b) Includes deferred revenue adjustments and marketing fees related to Improved Development sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables present our timber sales disaggregated by contract type for the three and six months ended June 30, 2020 and 2019:

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Trading	Total
June 30, 2020
Stumpage Pay-as-Cut	$16,216	—	—	531	—	$16,747
Stumpage Lump Sum	863	326	—	—	—	1,189
Total Stumpage	17,079	326	—	531	—	17,936

Delivered Wood (Domestic)	21,438	25,133	12,126	6,102	462	65,261
Delivered Wood (Export)	3,039	—	28,599	—	23,806	55,444
Total Delivered	24,477	25,133	40,725	6,102	24,268	120,705

Total Timber Sales	$41,556	$25,459	$40,725	$6,633	$24,268	$138,641

June 30, 2019
Stumpage Pay-as-Cut	$15,172	—	—	—	—	$15,172
Stumpage Lump Sum	581	—	—	—	—	581
Total Stumpage	15,753	—	—	—	—	15,753

Delivered Wood (Domestic)	17,041	17,674	21,739	—	2,669	59,123
Delivered Wood (Export)	4,193	—	39,269	—	32,534	75,996
Total Delivered	21,234	17,674	61,008	—	35,203	135,119

Total Timber Sales	$36,987	$17,674	$61,008	—	$35,203	$150,872

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Six Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Trading	Total
June 30, 2020
Stumpage Pay-as-Cut	$41,623	—	—	531	—	$42,154
Stumpage Lump Sum	1,251	5,457	—	—	—	6,708
Total Stumpage	42,874	5,457	—	531	—	48,862

Delivered Wood (Domestic)	42,498	50,574	25,817	6,102	934	125,925
Delivered Wood (Export)	3,667	—	50,542	—	41,977	96,186
Total Delivered	46,165	50,574	76,359	6,102	42,911	222,111

Total Timber Sales	$89,039	$56,031	$76,359	$6,633	$42,911	$270,973

June 30, 2019
Stumpage Pay-as-Cut	$43,180	—	—	—	—	$43,180
Stumpage Lump Sum	2,675	—	—	—	—	$2,675
Total Stumpage	45,855	—	—	—	—	45,855

Delivered Wood (Domestic)	36,379	37,771	42,439	—	4,793	121,382
Delivered Wood (Export)	5,789	—	73,200	—	62,249	141,238
Total Delivered	42,168	37,771	115,639	—	67,042	262,620

Total Timber Sales	$88,023	$37,771	$115,639	—	$67,042	$308,475

4. LEASES
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
As of June 30, 2020, the New Zealand subsidiary has two CFLs comprising 9,000 gross acres or 8,000 net plantable acres under termination notice that are being relinquished as harvest activities are concluded, as well as two fixed-term CFLs comprising 3,000 gross acres or 2,000 net plantable acres expiring in 2062. Additionally, the New Zealand subsidiary has two forestry rights comprising 32,000 gross acres or 8,000 net plantable acres under termination notice that are being relinquished as harvest activities are concluded.
OTHER NON-TIMBERLAND LEASES
In addition to timberland holdings, we have leased properties for certain office locations. Significant leased properties include a regional office in Lufkin, Texas; a Pacific Northwest Timber office in Hoquiam, Washington and a New Zealand Timber and Trading headquarters in Auckland, New Zealand.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

LEASE MATURITIES, LEASE COST AND OTHER LEASE INFORMATION
The following table details our undiscounted lease obligations as of June 30, 2020 by type of lease and year of expiration:

		Year of Expiration
Lease obligations	Total	Remaining 2020	2021	2022	2023	2024	Thereafter
Operating lease liabilities	$178,880	$5,675	$9,003	$8,119	$8,051	$7,946	$140,086
Total Undiscounted Cash Flows	$178,880	$5,675	$9,003	$8,119	$8,051	$7,946	$140,086
Imputed interest	(82,154)
Balance at June 30, 2020	96,726
Less: Current portion	(8,952)
Non-current portion at June 30, 2020	$87,774

The following table details components of our lease cost for the three and six months ended June 30, 2020 and June 30, 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost Components	2020	2019	2020	2019
Operating lease cost	$1,341	$2,396	$3,439	$4,833
Variable lease cost (a)	136	81	214	157
Total lease cost (b)	$1,477	$2,477	$3,653	$4,990

(a) The majority of timberland leases are subject to increases or decreases based on either the Consumer Price Index, Producer Price Index or market rates.
(b) Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for these leases are expensed on a straight line basis over the lease term. Short-term lease expense was not material for the six months ended June 30, 2020.
        The following table provides supplemental cash flow information related to our leases for the six months ended June 30, 2020 and June 30, 2019:

	Six Months Ended June 30,
Supplemental cash flow information related to leases:	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,138	$1,493
Investing cash flows from operating leases	2,301	3,340
Total cash flows from operating leases	$3,439	$4,833

Weighted-average remaining lease term in years - operating leases	28	28
Weighted-average discount rate - operating leases	5%	5%
Lessor lease information
In the merger with Pope Resources, we acquired income generating commercial and residential leases primarily concentrated in Port Gamble, Washington. Each of these are classified as operating leases.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table details our lease income for the three and six months ended June 30, 2020:

	Three Months Ended June 30,	Six Months Ended June 30,
Lease Income Components	2020	2020
Operating lease income	$72	$72
Total lease income	$72	$72

Future lease income as of June 30, 2020, based on payments due by period under the lease contracts, are presented in the following table:

		Year of Expiration
Lease assets	Total	Remaining 2020	2021	2022	2023	2024	Thereafter
Operating lease Income	$708	$165	$176	$173	$137	$57	—

We apply the following practical expedients as allowed under ASC 842:

Practical Expedient	Description
Short-term leases	We do not record right-of-use assets or lease liabilities for short-term leases (a lease that at commencement date has a lease term of 12 months or less and does not contain a purchase option that is reasonably certain to be exercised).
Separation of lease and non-lease components	We do not separate non-lease components from the associated lease components if they have the same timing and pattern of transfer and, if accounted for separately, would both be classified as an operating lease.

5. NONCONTROLLING INTERESTS
NONCONTROLLING INTERESTS IN CONSOLIDATED AFFILIATES
Matariki Forestry Group
We maintain a 77% controlling financial interest in Matariki Forestry Group (the “New Zealand subsidiary”), a joint venture that owns or leases approximately 416,000 legal acres of New Zealand timberland. Accordingly, we consolidate the New Zealand subsidiary’s balance sheet and results of operations. The portions of the consolidated financial position and results of operations attributable to the New Zealand subsidiary’s 23% noncontrolling interest are reflected as an adjustment to income in our Consolidated Statements of Income and Comprehensive Income under the caption “Net loss (income) attributable to noncontrolling interests in consolidated affiliates.” Rayonier New Zealand Limited (“RNZ”), a wholly-owned subsidiary, serves as the manager of the New Zealand subsidiary.
The following table sets forth the income attributable to the New Zealand subsidiary’s noncontrolling interests:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income attributable to noncontrolling interest in the New Zealand subsidiary	$693	$2,168	$1,261	$5,167

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

ORM Timber Fund II, Inc. (Fund II), ORM Timber Fund III LLC (Fund III), and ORM Timber Fund IV LLC. (Fund IV) (Collectively, “The Funds”)
Upon completion of the merger with Pope Resources, we became manager of three private equity timber funds, Fund II, Fund III, and Fund IV, and obtained ownership interests in the funds of 20%, 5%, and 15%, respectively. We determined, based upon an analysis under the variable interest entity guidance, that we have the power to direct the activities that most significantly impact the Funds’ economic success. Therefore, we are considered the primary beneficiary and are required under ASC 810 — Consolidation to consolidate the Funds. Loss attributed to third-party investors is reflected as an adjustment to income in our Consolidated Statements of Income and Comprehensive Income under the caption “Net loss (income) attributable to noncontrolling interests in consolidated affiliates.”
The following table sets forth the (loss) attributable to the Funds’ noncontrolling interests:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) attributable to noncontrolling interest in the Funds:	($2,146)	—	($2,146)	—
Prior to our merger with Pope Resources, the Funds were formed by ORM LLC for the purpose of generating a return on investment through the acquisition, management, value enhancement and sale of timberland properties. Each Fund is organized to operate for a specified term from the end of its respective investment period: 10 years for each of Fund II and Fund III, and 15 years for Fund IV. Fund II is scheduled to terminate in March 2021, Fund III is scheduled to terminate in December 2025 and Fund IV is scheduled to terminate in December 2034. The obligations of each of the Funds do not have any recourse to the Company or the Operating Partnership.
Ferncliff Investors
We also acquired in the merger with Pope Resources an ownership interest in a real estate joint venture entity. In 2017, Ferncliff Management and Ferncliff Investors were formed for the purpose of raising capital from third parties to invest in an unconsolidated real estate joint venture entity, Bainbridge Landing LLC, which is developing a five-acre parcel on Bainbridge Island, Washington into a multi-family community containing apartments and townhomes. Ferncliff Management is the manager and 33.33% owner of Ferncliff Investors, with the remaining ownership interest in Ferncliff Investors held by third-party investors. Ferncliff Investors holds a 50% interest in Bainbridge Landing LLC, the joint venture entity that owns and is developing the property.
We determined, based upon an analysis under the variable interest entity guidance, that we have the power to direct the activities that most significantly impact the joint venture’s economic success. Therefore, we are considered the primary beneficiary and are required under ASC 810 — Consolidation to consolidate Ferncliff Investors. The obligations of Ferncliff Investors do not have any recourse to the Company or the Operating Partnership.
Bainbridge Landing LLC is considered a voting interests entity. Ferncliff Investors accounts for its interest in the joint venture entity under the equity method because neither it nor the other member can exercise control over Bainbridge Landing LLC. Under the equity method, Ferncliff Investors records its share of the net income or loss of Bainbridge Landing LLC. To date, this activity has been a loss and is included in Other operating expense, net in the Real Estate segment. The portion of Ferncliff Investors’ loss attributed to third-party investors is shown within the Consolidated Statements of Income and Comprehensive Income under the caption “Net loss (income) attributable to noncontrolling interests in consolidated affiliates.”
The following table sets forth the (loss) attributable to Ferncliff Investors’ noncontrolling interests:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) attributable to noncontrolling interest in the Ferncliff Investors:	($46)	—	($46)	—

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP
Noncontrolling interests in the Operating Partnership relate to the third-party ownership of Redeemable Common Units. Net income attributable to noncontrolling interests in the Operating Partnership is computed by applying the weighted average Redeemable Common Units outstanding during the period as a percentage of the weighted average total common units outstanding to the Operating Partnership’s net income for the period. If a noncontrolling unitholder redeems a common unit for a registered common share of Rayonier or cash, the noncontrolling interests in the Operating Partnership will be reduced and the Company’s share in the Operating Partnership will be increased by the fair value of each security at the time of redemption.
The following table sets forth the Company’s noncontrolling interests in the Operating Partnership:

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
Beginning noncontrolling interests in the Operating Partnership	—	—
Issuances of Redeemable Common Units	106,752	106,752
Adjustment of noncontrolling interests in the Operating Partnership	3,992	3,992
Net Income attributable to noncontrolling interests in the Operating Partnership	219	219
Other Comprehensive Income attributable to noncontrolling interests in the Operating Partnership	457	457
Distributions to noncontrolling interests in the Operating Partnership	(1,200)	(1,200)
Total noncontrolling interests in the Operating Partnership	$110,220	$110,220

6. SEGMENT AND GEOGRAPHICAL INFORMATION
As a result of the merger with Pope Resources, we have revised our reportable business segments, adding one additional segment, Timber Funds. The Timber Funds segment represents operations of the three private equity timber funds included in the transaction – Fund II, Fund III and Fund IV (collectively, the “Funds”). Rayonier owns 20% of Fund II, 5% of Fund III, and 15% of Fund IV and is also the managing member of the Funds. As discussed in Note 5 - Noncontrolling Interests, the Funds are consolidated into our financial statements. The Timber Funds segment also includes fee revenue paid to us for managing the Funds, which consists of both fixed components based on invested capital and acres under management as well as variable components related to the harvest volumes of the Funds. These fees, which also represent an expense in the Timber Funds segment, are eliminated in consolidation.
We now operate in six reportable segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Timber Funds, Real Estate, and Trading.
Sales between operating segments are made based on estimated fair market value, and intercompany sales, purchases and profits (losses) are eliminated in consolidation. We evaluate financial performance based on segment operating income (loss) and Adjusted EBITDA. Asset information is not reported by segment, as we do not produce asset information by segment internally.
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

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables summarize the segment information for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
SALES	2020	2019	2020	2019
Southern Timber	$46,767	$46,197	$99,749	$107,043
Pacific Northwest Timber	26,171	18,556	57,245	39,091
New Zealand Timber	41,769	62,127	79,308	119,257
Timber Funds (a)	7,524	—	7,524	—
Real Estate (b)	50,009	22,533	168,573	43,532
Trading	24,320	35,461	43,304	67,526
Intersegment Eliminations (c)	(930)	(74)	(943)	(103)
Total	$195,630	$184,800	$454,760	$376,346

(a)The three and six months ended June 30, 2020 includes $5.8 million of sales attributable to noncontrolling interests in the Timber Funds.
(b)The six months ended June 30, 2020 includes $116.0 million from a Large Disposition.
(c)Primarily consists of the elimination of timberland investment management fees paid to us by the timber funds which are initially recognized as sales and cost of sales within the Timber Funds segment, as well as log marketing fees paid to our New Zealand Timber segment from our Southern Timber and Pacific Northwest Timber segments for marketing log export sales.

	Three Months Ended June 30,		Six Months Ended June 30,
OPERATING INCOME (LOSS)	2020	2019	2020	2019
Southern Timber	$11,208	$14,741	$26,278	$36,261
Pacific Northwest Timber	(6,681)	(3,815)	(7,629)	(7,556)
New Zealand Timber	4,973	12,797	10,422	28,517
Timber Funds (a)	(1,892)	—	(1,892)	—
Real Estate (b)	24,848	15,468	51,622	25,495
Trading	102	(171)	83	309
Corporate and Other (c)	(20,872)	(7,627)	(28,646)	(13,113)
Total Operating Income	11,686	31,393	50,238	69,913
Unallocated interest expense and other	(8,241)	(6,865)	(16,666)	(13,242)
Total Income before Income Taxes	$3,445	$24,528	$33,572	$56,671

(a)The three and six months ended June 30, 2020 includes $2.0 million of operating loss attributable to noncontrolling interests in the Timber Funds.
(b)The six months ended June 30, 2020 includes $28.7 million from a Large Disposition.
(c)The three and six months ended June 30, 2020 include $13.5 million and $16.0 million, respectively, of integration and restructuring costs related to the merger with Pope Resources. See Note 20 — Charges for Integration and Restructuring for additional details.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended June 30,		Six Months Ended June 30,
DEPRECIATION, DEPLETION AND AMORTIZATION	2020	2019	2020	2019
Southern Timber	$15,231	$12,880	$33,414	$32,608
Pacific Northwest Timber	10,606	6,045	21,308	12,871
New Zealand Timber	4,942	7,189	9,716	13,508
Timber Funds (a)	4,070	—	4,070	—
Real Estate (b)	6,678	1,199	42,422	4,534
Corporate and Other	340	288	637	572
Total	$41,867	$27,601	$111,567	$64,093

(a)The three and six months ended June 30, 2020 includes $3.5 million of depreciation, depletion and amortization related to noncontrolling interests in the Timber Funds.
(b)The six months ended June 30, 2020 includes $35.4 million from a Large Disposition.

	Three Months Ended June 30,		Six Months Ended June 30,
NON-CASH COST OF LAND AND IMPROVED DEVELOPMENT	2020	2019	2020	2019
Real Estate (a)	$13,030	$1,617	$65,081	$5,647
Total	$13,030	$1,617	$65,081	$5,647

(a) The six months ended June 30, 2020 includes $51.6 million from a Large Disposition.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

7. DEBT
Our debt consisted of the following at June 30, 2020:

June 30, 2020
Debt, excluding Timber Funds:
Term Credit Agreement borrowings due 2028 at a variable interest rate of 1.8% at June 30, 2020 (a)	$350,000
Senior Notes due 2022 at a fixed interest rate of 3.75%	325,000
Incremental Term Loan Agreement borrowings due 2026 at a variable interest rate of 2.1% at June 30, 2020 (b)	300,000
2020 Incremental Term Loan Facility borrowings due 2025 at a variable interest rate of 2.0% at June 30, 2020 (c)	250,000
Revolving Credit Facility borrowings due 2025 at an average variable interest rate of 1.7% at June 30, 2020	35,000
Northwest Farm Credit Services Credit Facility with quarterly interest-only payments, collateralized by Core Timberlands, with the following tranches (d)
Due 2025 at a fixed interest rate of 6.1%	11,779
Due 2028 at a fixed interest rate of 4.1%	12,085
Due 2033 at a fixed interest rate of 5.3%	19,564
Due 2036 at a fixed interest rate of 5.4%	9,927
Total debt, excluding Timber Funds	1,313,355
Debt, Timber Funds:
Fund II Mortgages Payable, collateralized by Fund II timberlands with quarterly interest payments, as follows: (d)
Due 2020 at a fixed interest rate of 4.9%	11,030
Due 2020 at a fixed interest rate of 3.8%	14,012
Fund III Mortgages Payable, collateralized by Fund III timberlands with quarterly interest payments, as follows (d):
Due 2023 at a fixed interest rate of 5.1%	19,827
Due 2024 at a fixed interest rate of 4.5%	15,790
Total debt, Timber Funds	60,659
Total debt	1,374,014
Less: Current maturities of long-term debt, Timber Funds	(25,042)
Less: Deferred financing costs	(2,849)
Long-term debt, net of deferred financing costs	$1,346,123

(a) As of June 30, 2020, the periodic interest rate on the term loan facility was LIBOR plus 1.600%. We estimate the effective fixed interest rate on the term loan facility to be approximately 3.2% after consideration of interest rate swaps and estimated patronage refunds.
(b) As of June 30, 2020, the periodic interest rate on the incremental term loan was LIBOR plus 1.900%. We estimate the effective fixed interest rate on the incremental term loan facility to be approximately 2.8% after consideration of interest rate swaps and estimated patronage refunds.
(c) As of June 30, 2020, the periodic interest rate on the 2020 incremental term loan was LIBOR plus 1.850%. We estimate the effective fixed interest rate on the incremental term loan facility to be approximately 2.3% after consideration of interest rate swaps and estimated patronage refunds.
(d) See the section below labeled “Long-Term Debt Assumed in the Pope Resources Merger” for additional details.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Principal payments due during the next five years and thereafter are as follows:

	Excluding Timber Funds	Timber Funds	Total
2020	—	$25,000	$25,000
2021	—	—	—
2022	325,000	—	325,000
2023	—	17,980	17,980
2024	—	14,400	14,400
Thereafter	980,000	—	980,000
Total Debt	$1,305,000	$57,380	$1,362,380
2020 DEBT ACTIVITY
On April 1, 2020, we entered into a Second Amendment to Credit Agreement to increase the limit on our Revolving Credit Facility from $200 million to $250 million and extend its maturity date from August 5, 2020 to April 1, 2025. Additionally, the maturity date of the Term Credit Agreement was extended from August 5, 2024 to April 1, 2028.
On April 13, 2020, we entered into an Accordion Increase Agreement to further increase the limit on the Revolving Credit Facility from $250 million to $300 million.
On April 16, 2020, we entered into a Third Amendment and Incremental Term Loan Agreement, which provided for the advancement of a five-year $250 million senior unsecured incremental term loan facility (the “2020 Incremental Term Loan Facility”). The proceeds from this facility were used to fund our acquisition of Pope Resources.
During the six months ended June 30, 2020, we made borrowings of $70.0 million and repayments of $117.0 million on our Revolving Credit Facility. At June 30, 2020, we had available borrowings of $264.0 million under the Revolving Credit Facility, net of $1.0 million to secure our outstanding letters of credit.
In June 2020, the New Zealand subsidiary renewed its NZ$20 million working capital facility for an additional 12-month term. During the six months ended June 30, 2020, the New Zealand subsidiary made no borrowings or repayments on its working capital facility. At June 30, 2020, the New Zealand subsidiary had NZ$20.0 million of available borrowings under its working capital facility.
LONG-TERM DEBT ASSUMED IN THE POPE RESOURCES MERGER
Through our merger with Pope Resources, we assumed long-term debt instruments consisting of:
•five tranches of a credit facility payable to Northwest Farm Credit Services (“NWFCS”) (defined and described below) totaling $45.0 million, collateralized by the portion of Pacific Northwest Core Timberlands acquired in the merger with Pope Resources; and
•two of Fund II's Mortgages Payable to MetLife (defined and described below) totaling $25.0 million, collateralized by a portion of Fund II timberlands; and
•two of Fund III's Mortgages Payable to NWFCS (defined and described below) totaling $32.4 million, collateralized by a portion of Fund III timberlands.
NWFCS CREDIT FACILITY
We assumed five tranches of a credit facility payable to NWFCS (the “NWFCS Credit Facility”) totaling $45.0 million. Quarterly payments of interest only are due on the NWFCS Credit Facility through the respective maturity of each tranche. The NWFCS Credit Facility is collateralized by a portion of the Pacific Northwest timberlands acquired in the merger with Pope Resources. The NWFCS Credit Facility allows us to receive annual patronage payments, which are profit distributions made by a cooperative to its member-users based on the quantity or value of business done with the member-user.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The pertinent details of each tranche of the NWFCS Credit Facility we assumed are as follows:

Tranche	Stated Fixed Interest Rate	Effective Fixed Interest Rate (a)	Stated Principal Amount	Est. Fair Value at Merger Date (b)
Tranche 2 (Due 2025)	6.1%	4.8%	$10,000	$11,838
Tranche 4 (Due 2028)	4.1%	3.1%	11,000	12,108
Tranches 6 & 7 (Due 2033)	5.3%	4.2%	16,000	19,609
Tranche 8 (Due 2036)	5.4%	4.3%	8,000	9,947
Total NWFCS Credit Facility assumed			$45,000	$53,502

(a)Estimated effective fixed interest rates as of June 30, 2020 after consideration of estimated patronage refunds.
(b)The fair market value premium will be amortized as a benefit to interest expense over the maturity term of each tranche.
FUND II MORTGAGES PAYABLE
We assumed Fund II's two mortgages payable (the “Fund II Mortgages Payable”) to MetLife totaling $25.0 million. Quarterly payments of interest only are due on the Fund II Mortgages Payable through their respective maturities. The Fund II Mortgages Payable are collateralized by Fund II Timberlands and do not have any recourse to the Company or the Operating Partnership.
The pertinent details of the Fund II Mortgages Payable are as follows:

Maturity Date	Stated Fixed Interest Rate	Stated Principal Amount	Est. Fair Value at Merger Date (a)
September 2020	4.9%	$11,000	$11,061
September 2020	3.8%	14,000	14,023
		$25,000	$25,084

(a)The fair market value premium will be amortized as a benefit to interest expense over the maturity term of each mortgage.
FUND III MORTGAGES PAYABLE
We assumed Fund III’s two mortgages payable (the “Fund III Mortgages Payable”) to NWFCS totaling $32.4 million. Quarterly payments of interest only are due on the Fund III Mortgages Payable through their respective maturities. The Fund III Mortgages Payable are collateralized by Fund III Timberlands and do not have any recourse to the Company or the Operating Partnership.
The pertinent details of the Fund III Mortgages Payable are as follows:

Maturity Date	Stated Fixed Interest Rate	Effective Fixed Interest Rate (a)	Stated Principal Amount	Est. Fair Value at Merger Date (b)
December 2023	5.1%	3.9%	$17,980	$19,915
October 2024	4.5%	3.2%	14,400	15,844
			$32,380	$35,759

(a)Estimated effective fixed interest rates as of June 30, 2020 after consideration of estimated patronage refunds.
(b)The fair market value premium will be amortized as a benefit to interest expense over the maturity term of each mortgage.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

DEBT COVENANTS — EXCLUDING TIMBER FUNDS
In connection with our $350 million term credit agreement (the “Term Credit Agreement”), $300 million incremental term loan agreement (the “Incremental Term Loan Agreement”), $250 million incremental term loan agreement (“the “2020 Incremental Term Loan Agreement”) and $300 million revolving credit facility (the “Revolving Credit Facility”), customary covenants must be met, the most significant of which include interest coverage and leverage ratios.
The covenants listed below, which are the most significant financial covenants in effect as of June 30, 2020, are calculated on a trailing 12-month basis:

	Covenant Requirement	Actual Ratio	Favorable
Covenant EBITDA to consolidated interest expense should not be less than	2.5 to 1	9.8 to 1	7.3
Covenant debt to covenant net worth plus covenant debt shall not exceed	65%	47%	18%
In connection with our $45 million NWFCS Credit Facility, customary covenants must be met, the most significant of which include interest coverage and debt-to-capitalization ratios.
The covenants listed below, which are the most significant financial covenants in effect as of June 30, 2020, are calculated on a trailing 12-month basis:

	Covenant Requirement	Actual Ratio	Favorable
Covenant loan-to-appraised value shall not exceed	50%	11%	39%
Covenant EBITDA to consolidated interest expense should not be less than	2.5 to 1	9.8 to 1	7.3
Covenant debt to covenant net worth plus covenant debt shall not exceed	65%	47%	18%
        In addition to these financial covenants listed above, the Senior Notes, Term Credit Agreement, Incremental Term Loan Agreement, 2020 Incremental Term Loan Facility, Revolving Credit Facility, and NWFCS Credit Facility include customary covenants that limit the incurrence of debt and the disposition of assets, among others. At June 30, 2020, we were in compliance with all applicable covenants.
DEBT COVENANTS — TIMBER FUNDS
The Fund II Mortgages Payable to MetLife contains a requirement to maintain a loan-to-value ratio of less than 50%, with the denominator defined as fair market value of the timberland pledged as collateral.
The Fund III Mortgages Payable to NWFCS contain a requirement to maintain a minimum interest coverage ratio of 1.5:1, minimum working capital of $500,000, and a loan-to-value ratio of less than 50%, with the denominator defined as fair market value.
Both Timber Funds are in compliance with their respective debt covenants as of June 30, 2020.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

8. HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS
We continuously assess potential alternative uses of our timberlands, as some properties may become more valuable for development, residential, recreation or other purposes. We periodically transfer, via a sale or contribution from the real estate investment trust (“REIT”) entities to taxable REIT subsidiaries (“TRS”), higher and better use (“HBU”) timberlands to enable land-use entitlement, development or marketing activities. We also acquire HBU properties in connection with timberland acquisitions. These properties are managed as timberlands until sold or developed. While the majority of HBU sales involve rural and recreational land, we also selectively pursue various land-use entitlements on certain properties for residential, commercial and industrial development in order to enhance the long-term value of such properties. For selected development properties, we also invest in targeted infrastructure improvements, such as roadways and utilities, to accelerate the marketability and improve the value of such properties.
In the merger with Pope Resources, we acquired HBU properties with an estimated fair value of $27.7 million. This includes development properties in the town of Port Gamble, Washington, development projects in Gig Harbor, Kingston, and Bremerton, Washington and various other assets.
Changes in higher and better use timberlands and real estate development investments from December 31, 2019 to June 30, 2020 are shown below:

	Higher and Better Use Timberlands and Real Estate Development Investments
	Land and Timber	Development Investments	Total
Non-current portion at December 31, 2019	$58,091	$23,700	$81,791
Plus: Current portion (a)	274	12,389	12,663
Total Balance at December 31, 2019	58,365	36,089	94,454
Non-cash cost of land and improved development	(280)	(3,523)	(3,803)
Timber depletion from harvesting activities and basis of timber sold in real estate sales	(351)	—	(351)
Capitalized real estate development investments (b)	—	3,587	3,587
HBU properties acquired in merger with Pope Resources (c)	27,722	—	27,722
Capital expenditures (silviculture)	180	—	180
Intersegment transfers	(3,979)	—	(3,979)
Total Balance at June 30, 2020	81,657	36,153	117,810
Less: Current portion (a)	(361)	(3,529)	(3,890)
Non-current portion at June 30, 2020	$81,296	$32,624	$113,920
(a)The current portion of Higher and Better Use Timberlands and Real Estate Development Investments is recorded in Inventory. See Note 21 — Inventory for additional information.
(b)Capitalized real estate development investments include $0.2 million of capitalized interest.
(c)Based on preliminary estimates of fair value as of May 8, 2020. See Note 2 - Merger with Pope Resources for additional information.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

9. COMMITMENTS
At June 30, 2020, the future minimum payments under non-cancellable commitments were as follows:

	Environmental Remediation (a)	Development Projects (b)	Pension Contributions (c)	Commitments (d)	Total
Remaining 2020	$710	$4,206	$2,476	$7,880	$15,272
2021	2,387	160	681	14,193	17,421
2022	2,023	220	—	16,992	19,235
2023	2,012	232	—	17,719	19,963
2024	2,012	232	—	14,987	17,231
Thereafter	2,784	2,770	—	39,877	45,431
	$11,928	$7,820	$3,157	$111,648	$134,553

(a)Environmental remediation represents our estimate of potential liability associated with environmental contamination in Port Gamble, Washington.
(b)Primarily consisting of payments expected to be made on our Wildlight and Richmond Hill development projects.
(c)Pension contribution requirements are based on actuarially determined estimates and IRS minimum funding requirements.
(d)Commitments include payments expected to be made on foreign exchange contracts, timberland deeds and other purchase obligations.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

10. INCOME TAXES

Rayonier Inc. is a real estate investment trust (a “REIT”) under the Internal Revenue Code and therefore generally does not pay U.S. federal or state income tax. Through a series of transactions in connection with the Mergers, the Company transferred all of its assets to the Operating Partnership on May 8, 2020. As a result of these transactions, the Company owns approximately 96.8% of the Operating Partnership and conducts substantially all of its business through the Operating Partnership. The taxable income or loss generated by the Operating Partnership is passed through and reported to its unit holders (including the Company) on a Schedule K-1 for inclusion in each unitholder’s income tax return. Certain operations, including log trading and certain real estate activities, such as the entitlement, development and sale of HBU properties, are conducted through taxable REIT subsidiary (“TRS”) entities. The TRS entities are subject to United States federal and state corporate income tax. The New Zealand timber operations are conducted by the New Zealand subsidiary, which is subject to corporate-level tax in New Zealand and is treated as a partnership for US income tax purposes.
PROVISION FOR INCOME TAXES
Our tax expense is principally related to New Zealand corporate-level tax on the New Zealand subsidiary income. The following table contains the income tax expense recognized in the Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income tax expense	($2,990)	($3,608)	($6,696)	($7,958)
ANNUAL EFFECTIVE TAX RATE
The Company’s effective tax rate after discrete items is below the 21.0% U.S. statutory rate due to tax benefits associated with being a REIT. The following table contains the Company’s annualized effective tax rate after discrete items:

	Six Months Ended June 30,
	2020	2019
Annualized effective tax rate after discrete items	19.8%	15.5%

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

11. CONTINGENCIES

We have been named as a defendant in various lawsuits and claims arising in the normal course of business. While we have procured reasonable and customary insurance covering risks normally occurring in connection with our businesses, we have in certain cases retained some risk through the operation of large deductible insurance plans, primarily in the areas of executive risk, property, automobile and general liability. These pending lawsuits and claims, either individually or in the aggregate, are not expected to have a material adverse effect on our financial position, results of operations, or cash flow.

12. ENVIRONMENTAL REMEDIATION LIABILITIES
Various federal and state environmental laws in the states in which we operate place liability for environmental contamination on the current and former owners of real estate on which contamination is discovered. These laws are often a source of “strict liability,” meaning that an owner or operator need not necessarily have caused, or even been aware of, the release of hazardous substances. Similarly, there are certain environmental laws that allow state, federal, and tribal trustees (collectively, the “Trustees”) to bring suit against property owners to recover damage for injuries to natural resources. Like the liability that attaches to current property owners in the cleanup context, liability for natural resource damages (“NRD”) can attach to a property simply because an injury to natural resources resulted from releases of hazardous substances on the owner’s property, regardless of culpability for the release.
In connection to the merger with Pope Resources, we assumed ownership of certain real estate in Port Gamble, Washington where hazardous substances had previously been discovered, requiring environmental remediation under these laws. Prior to the merger, Pope Resources had completed required remediation on the Port Gamble Bay, performed remedial investigation and drafted a cleanup action plan for the Port Gamble millsite, and started discussions relating to alleged natural resource damages.
As of June 30, 2020, we have accrued $11.9 million for environmental remediation, which represents our current estimate of the remaining cleanup cost and most likely outcome to various contingencies. It is expected that the millsite cleanup and natural resource damages (NRD) restoration will occur over the next two to three years, while the monitoring of the Port Gamble Bay, millsite and landfills containing dredged and excavated contaminated sediments will continue for an additional 10 to 15 years. The NRD costs might change as the scope of the restoration projects become more clearly defined. It is reasonably possible that these components of the liability may increase as the project progresses. Management continues to monitor the Port Gamble cleanup process and will make adjustments as needed. Should any future circumstances result in a change to the estimated cost of the project, we will record an appropriate adjustment to the liability in the period it becomes known and when we can reasonably estimate the amount. For further information on the timing and amount of future payments related to our environmental remediation liabilities, see Note 9 - Commitments.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

13. GUARANTEES
We provide financial guarantees as required by creditors, insurance programs, and various governmental agencies.
As of June 30, 2020, the following financial guarantees were outstanding:

Financial Commitments (a)	Maximum Potential Payment
Standby letters of credit	$985
Surety bonds (b)	10,011
Total financial commitments	$10,996

(a)We have not recorded any liabilities for these financial commitments in the Consolidated Balance Sheets. The guarantees are not subject to measurement, as the guarantees are dependent on our own performance.
(b)Surety bonds are issued primarily to secure performance obligations related to various operational activities, to provide collateral for our Wildlight development project in Nassau County, Florida and in connection with pending and completed sales from the Harbor Hill project in Gig Harbor, Washington. These surety bonds expire at various dates during 2020, 2021 and 2022 and are expected to be renewed as required.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

14. EARNINGS PER SHARE AND PER UNIT
The following table provides details of the calculations of basic and diluted earnings per common share of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Earnings per common share - basic
Numerator:
Net Income	$455	$20,920	$26,876	$48,713
Less: Net income attributable to noncontrolling interest in the Operating Partnership	(219)	—	(219)	—
Less: Net loss (income) attributable to noncontrolling interests in consolidated affiliates	1,499	(2,168)	931	(5,167)
Net income attributable to Rayonier Inc.	$1,735	$18,752	$27,588	$43,546
Denominator:
Denominator for basic earnings per common share - weighted average shares	133,318,209	129,380,282	131,227,852	129,277,490
Basic earnings per common share attributable to Rayonier Inc.:	$0.01	$0.14	$0.21	$0.34
Earnings per common share - diluted
Numerator:
Net Income	$455	$20,920	$26,876	$48,713
Less: Net loss (income) attributable to noncontrolling interest in consolidated affiliates	1,499	(2,168)	931	(5,167)
Net income attributable to Rayonier Inc., before net income attributable to noncontrolling interests in the Operating Partnership	$1,954	$18,752	$27,807	$43,546
Denominator:
Denominator for basic earnings per common share - weighted average shares	133,318,209	129,380,282	131,227,852	129,277,490
Add: Dilutive effect of:
Stock options	—	13,463	537	16,580
Performance shares, restricted shares and restricted stock units	49,299	250,170	129,390	403,915
Noncontrolling interests in common units	2,589,518	—	1,294,759	—
Denominator for diluted earnings per common share - adjusted weighted average shares	135,957,026	129,643,915	132,652,538	129,697,985
Diluted earnings per common share attributable to Rayonier Inc.:	$0.01	$0.14	$0.21	$0.34

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Anti-dilutive shares excluded from the computations of diluted earnings per share:
Stock options, performance shares, restricted shares and restricted stock units	635,779	451,258	521,053	444,765
Total	635,779	451,258	521,053	444,765

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table provides details of the calculations of basic and diluted earnings per common unit of the Operating Partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Earnings per common unit - basic
Numerator:
Net Income	$455	$20,920	$26,876	$48,713
Less: Net loss (income) attributable to noncontrolling interests in consolidated affiliates	1,499	(2,168)	931	(5,167)
Net income available to unitholders	$1,954	$18,752	$27,807	$43,546
Denominator:
Denominator for basic earnings per common unit - weighted average units	135,907,727	129,380,282	132,522,611	129,277,490
Basic earnings per common unit attributable to Rayonier, L.P.:	$0.01	$0.14	$0.21	$0.34
Earnings per common unit - diluted
Numerator:
Net Income	$455	$20,920	$26,876	$48,713
Less: Net loss (income) attributable to noncontrolling interests in consolidated affiliates	1,499	(2,168)	931	(5,167)
Net income available to unitholders	$1,954	$18,752	$27,807	$43,546
Denominator:
Denominator for basic earnings per common share - weighted average units	135,907,727	129,380,282	132,522,611	129,277,490
Add: Dilutive effect of unit equivalents:
Stock options	—	13,463	537	16,580
Performance shares, restricted shares and restricted stock units	49,299	250,170	129,390	403,915
Denominator for diluted earnings per common unit - adjusted weighted average units	135,957,026	129,643,915	132,652,538	129,697,985
Diluted earnings per common share attributable to Rayonier, L.P..:	$0.01	$0.14	$0.21	$0.34

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Anti-dilutive unit equivalents excluded from the computations of diluted earnings per unit:
Stock options, performance shares, restricted shares and restricted stock units	635,779	451,258	521,053	444,765
Total	635,779	451,258	521,053	444,765

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

15. DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
We are exposed to market risk related to potential fluctuations in foreign currency exchange rates and interest rates. We use derivative financial instruments to mitigate the financial impact of exposure to these risks.
Accounting for derivative financial instruments is governed by ASC Topic 815, Derivatives and Hedging, (“ASC 815”). In accordance with ASC 815, we record our derivative instruments at fair value as either assets or liabilities in the Consolidated Balance Sheets. Changes in the instruments’ fair value are accounted for based on their intended use. Gains and losses on derivatives that are designated and qualify for cash flow hedge accounting are recorded as a component of accumulated other comprehensive loss (“AOCI”) and reclassified into earnings when the hedged transaction materializes. Gains and losses on derivatives that are designated and qualify for net investment hedge accounting are recorded as a component of AOCI and will not be reclassified into earnings until the investment is partially or completely liquidated. The changes in the fair value of derivatives not designated as hedging instruments and those which are no longer effective as hedging instruments, are recognized immediately in earnings.
FOREIGN CURRENCY EXCHANGE AND OPTION CONTRACTS
The functional currency of Rayonier New Zealand Limited, and the New Zealand subsidiary is the New Zealand dollar. The New Zealand subsidiary is exposed to foreign currency risk on export sales and ocean freight payments which are mainly denominated in U.S. dollars. The New Zealand subsidiary typically hedges 50% to 90% of its estimated foreign currency exposure with respect to the following twelve months forecasted sales and purchases, less distributions, and up to 75% of the forward 12 to 18 months. Additionally, the New Zealand subsidiary will occasionally hedge up to 50% of its estimated foreign currency exposure with respect to the following 18 to 48 months forecasted sales and purchases, less distributions, when the New Zealand dollar is at a cyclical low versus the U.S. dollar. Foreign currency exposure from the New Zealand subsidiary’s trading operations is typically hedged based on the following three months forecasted sales and purchases. As of June 30, 2020, foreign currency exchange contracts and foreign currency option contracts had maturity dates through April 2022 and August 2021, respectively.
Foreign currency exchange and option contracts hedging foreign currency risk on export sales and ocean freight payments qualify for cash flow hedge accounting. We may de-designate these cash flow hedge relationships in advance or at the occurrence of the forecasted transaction. The portion of gains or losses on the derivative instrument previously accumulated in other comprehensive loss for de-designated hedges remains in accumulated other comprehensive loss until the forecasted transaction affects earnings. Changes in the value of derivative instruments after de-designation are recorded in earnings.

INTEREST RATE SWAPS
We are exposed to cash flow interest rate risk on our variable-rate Term Credit Agreement, Incremental Term Loan Agreement and 2020 Incremental Term Loan Facility and use variable-to-fixed interest rate swaps to hedge this exposure. For these derivative instruments, we report the gains/losses from the fluctuations in the fair market value of the hedges in AOCI and reclassify them to earnings as interest expense in the same period in which the hedged interest payments affect earnings.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table contains information on the outstanding interest rate swaps as of June 30, 2020:

Outstanding Interest Rate Swaps (a)
Date Entered Into	Term	Notional Amount	Related Debt Facility	Fixed Rate of Swap (b)	Bank Margin on Debt	Total Effective Interest Rate (c)
August 2015	9 years	$170,000	Term Credit Agreement	2.20%	1.60%	3.80%
August 2015	9 years	180,000	Term Credit Agreement	2.35%	1.60%	3.95%
April 2016	10 years	100,000	Incremental Term Loan	1.60%	1.90%	3.50%
April 2016	10 years	100,000	Incremental Term Loan	1.60%	1.90%	3.50%
July 2016	10 years	100,000	Incremental Term Loan	1.26%	1.90%	3.16%
June 2020	10 years	250,000	2020 Incremental Term Loan	1.10%	1.85%	2.95%

(a)  All interest rate swaps have been designated as interest rate cash flow hedges and qualify for hedge accounting.
(b) The interest rate swap entered in June 2020, was an off-market derivative, meaning it contained an embedded financing element, which the counterparties recovered through an incremental charge in the fixed rate over what would have been charged for an at-market swap.
(c) Rate is before estimated patronage payments.
TREASURY LOCKS
During the first quarter, we entered into treasury lock agreements, which were designated and qualified as cash flow hedges. These derivative instruments hedged the impact of changes in the benchmark interest rate to future interest payments associated with anticipated debt issuances. Prior to expiration, we de-designated and settled the treasury locks by converting them into interest rate swap lock agreements (discussed below). To the extent we de-designate or terminate a cash flow hedging relationship and the associated hedged item continues to exist, any unrealized gain or loss of the cash flow hedge at the time of de-designation remains in accumulated other comprehensive loss and is amortized using the straight-line method through interest expense over the remaining life of the hedged item. Amounts recorded in accumulated other comprehensive loss in connection with the settled treasury locks were ($20.8) million which will be reclassified to earnings through interest expense over the life of the anticipated issued debt.
The following table contains information on the expired treasury lock agreements entered into during the six months ended June 30, 2020:

Converted Treasury Rate Locks (a)
Date Entered Into	Term	Notional Amount	Rate	Related Debt Facility (b)	Expiration Date
January 2020	10 years	$100,000	1.53%	2020 Incremental Term Loan Facility	March 30, 2020
January 2020	10 years	100,000	1.53%	2020 Incremental Term Loan Facility	March 31, 2020
February 2020	10 years	50,000	1.35%	2020 Incremental Term Loan Facility	March 31, 2020

(a)  At inception, all treasury locks were designated as interest rate cash flow hedges and qualified for hedge accounting.
(b) On April 16, 2020, we entered into a Third Amendment and Incremental Term Loan Agreement which provided for a five-year $250 million senior unsecured incremental term loan facility (the “2020 Incremental Term Loan Facility”). See Note 7 — Debt for more information. We anticipate extending the term of the 2020 Incremental Term Loan facility for an additional five-year term upon maturity.
INTEREST RATE SWAP LOCKS
Upon de-designation, we converted the above treasury lock agreements to interest rate swap lock agreements to hedge the risk of changes in the interest payments attributable to changes in the benchmark LIBOR interest rate associated with anticipated issuances of debt. The interest rate swap locks were designated and qualified as cash flow hedges.
Prior to expiration, we de-designated and partially cash settled $11.1 million of the interest rate swap locks and converted them into interest rate swap agreements. To the extent we de-designate or terminate a cash flow hedging relationship and the associated hedged item continues to exist, any unrealized gain or loss of the cash flow hedge

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

at the time of de-designation remains in accumulated other comprehensive loss and is amortized using the straight-line method through interest expense over the remaining life of the hedged item. Incremental amounts recorded in accumulated other comprehensive loss in connection with the settled interest rate swap locks were ($1.4) million, which will be reclassified to earnings through interest expense over the life of the anticipated issued debt.
The following table contains information on the terminated interest rate swap lock agreements as of June 30, 2020:

Converted Interest Rate Swap Locks (a)
Date Entered Into	Term	Notional Amount	Fixed Rate of Swap Lock (b)	Related Debt Facility (c)	Termination Date
March 2020	10 years	$100,000	1.56%	2020 Incremental Term Loan Facility	June 30, 2020
March 2020	10 years	100,000	1.59%	2020 Incremental Term Loan Facility	June 30, 2020
March 2020	10 years	50,000	1.41%	2020 Incremental Term Loan Facility	June 30, 2020

(a)  All interest rate swap locks have been designated as interest rate cash flow hedges and qualify for hedge accounting.
(b) These interest rate swap locks were off-market derivatives, meaning they contained an embedded financing element, which the counterparties recovered through an incremental charge in the fixed rate over what would have been charged for an at-market swap lock.
(c) On April 16, 2020, we entered into a Third Amendment and Incremental Term Loan Agreement which provided for a five-year $250 million senior unsecured incremental term loan facility (the “2020 Incremental Term Loan Facility”). See Note 7 — Debt for information. We anticipate extending the term of the 2020 Incremental Term Loan facility for an additional five-year term upon maturity.
FORWARD-STARTING INTEREST RATE SWAPS
We are exposed to cash flow interest rate risk on anticipated debt issuances and use forward-starting interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates from the trade date through the anticipated issuance date. For these derivative instruments, we report the gains/losses from the fluctuations in the fair market value of the hedges in AOCI and reclassify them to earnings as interest expense in the same period in which the hedged interest payments affect earnings.
The following table contains information on the outstanding forward-starting interest rate swaps as of June 30, 2020:

Outstanding Forward-Starting Interest Rate Swaps (a)
Date Entered Into	Term	Notional Amount	Fixed Rate of Swap	Related Debt Facility	Forward Date	Maximum Period Ending for Forecasted Issuance Date
February 2020	10 years	$325,000	1.40%	Anticipated refinancing of Senior Notes due 2022	April 2022	April 2022
March 2020	4 years	100,000	0.88%	Term Credit Agreement	August 2024	N/A
May 2020	4 years	50,000	0.74%	Term Credit Agreement	August 2024	N/A

(a)  All forward-starting interest rate swaps have been designated as interest rate cash flow hedges and qualify for hedge accounting.

CARBON OPTIONS
The New Zealand subsidiary enters into carbon options from time to time to sell carbon assets at certain prices. Changes in fair value of the carbon option contracts are recorded in “Interest and other miscellaneous income, net” as the contracts do not qualify for hedge accounting treatment. As of June 30, 2020, all existing carbon option contracts have expired.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables demonstrate the impact, gross of tax, of the Company’s derivatives on the Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2020 and 2019:

		Three Months Ended June 30,
	Income Statement Location	2020	2019
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive income (loss)	$5,340	($219)
Foreign currency option contracts	Other comprehensive income (loss)	877	(107)
Interest rate products	Other comprehensive income (loss)	(14,469)	(18,371)
	Interest Expense	2,716	(913)

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Interest and other miscellaneous income, net	—	152
Carbon option contracts	Interest and other miscellaneous income, net	14	12

		Six Months Ended June 30,
	Income Statement Location	2020	2019
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive income (loss)	($140)	$900
Foreign currency option contracts	Other comprehensive income (loss)	(273)	(30)
Interest rate products	Other comprehensive income (loss)	(93,621)	(28,966)
	Interest Expense	3,168	(1,866)

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Interest and other miscellaneous income, net	—	135
Carbon option contracts	Interest and other miscellaneous income, net	563	415
During the next 12 months, the amount of the June 30, 2020 AOCI balance, net of tax, expected to be reclassified into earnings as a result of the maturation of the Company’s derivative instruments is a loss of approximately $0.5 million.
The following table contains the notional amounts of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Notional Amount
	June 30, 2020	December 31, 2019
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	$61,500	$56,350
Foreign currency option contracts	36,000	22,000
Interest rate swaps	900,000	650,000
Forward-starting interest rate swaps	475,000	—

Derivative not designated as a hedging instrument:
Carbon options (a)	—	9,592

(a) Notional amount for carbon options is calculated as the number of units outstanding multiplied by the spot price as of June 30, 2020.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table contains the fair values of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Location on Balance Sheet	Fair Value Assets / (Liabilities) (a)
		June 30, 2020	December 31, 2019
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other current assets	$310	$424
	Other assets	1,177	390
	Other current liabilities	(968)	(172)
	Other non-current liabilities	(17)	—
Foreign currency option contracts	Other current assets	275	151
	Other assets	172	209
	Other current liabilities	(305)	(27)
	Other non-current liabilities	(112)	(30)
Interest rate swaps	Other assets	—	2,614
	Other non-current liabilities	(65,381)	(11,068)
Forward-starting interest rate swaps	Other non-current liabilities	(22,832)	—

Derivative not designated as a hedging instrument:
Carbon options	Other current liabilities	—	(607)

Total derivative contracts:
Other current assets		$585	$575
Other assets		1,349	3,213
Total derivative assets		$1,934	$3,788

Other current liabilities		(1,273)	(806)
Other non-current liabilities		(88,342)	(11,098)
Total derivative liabilities		($89,615)	($11,904)

(a) See Note 16 — Fair Value Measurements for further information on the fair value of our derivatives including their classification within the fair value hierarchy.

OFFSETTING DERIVATIVES
Derivative financial instruments are presented at their gross fair values in the Consolidated Balance Sheets. Our derivative financial instruments are not subject to master netting arrangements, which would allow the right of offset.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

16. FAIR VALUE MEASUREMENTS
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
The following table presents the carrying amount and estimated fair values of our financial instruments as of June 30, 2020 and December 31, 2019, using market information and what we believe to be appropriate valuation methodologies under GAAP:

	June 30, 2020			December 31, 2019
Asset (Liability) (a)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents, excluding Timber Funds	$87,813	$87,813	—	$68,735	$68,735	—
Cash and cash equivalents, Timber Funds	6,973	6,973	—	—	—	—
Restricted cash (b)	475	475	—	1,233	1,233	—
Current maturities of long-term debt, excluding Timber Funds	—	—	—	(82,000)	—	(82,000)
Current maturities of long-term debt, Timber Funds	(25,042)	—	(25,083)	—	—	—
Long-term debt, excluding Timber Funds (c)	(1,310,506)	—	(1,297,698)	(973,129)	—	(981,500)
Long-term debt, Timber Funds (c)	(35,617)	—	(35,741)	—	—	—
Interest rate swaps (d)	(65,381)	—	(65,381)	(8,454)	—	(8,454)
Forward-starting interest rate swaps (d)	(22,832)	—	(22,832)	—	—	—
Foreign currency exchange contracts (d)	502	—	502	642	—	642
Foreign currency option contracts (d)	30	—	30	303	—	303
Carbon option contracts (d)	—	—	—	(607)	—	(607)
Marketable equity securities (e)	—	—	—	10,582	10,582	—
Noncontrolling Interests in the Operating Partnership (f)	110,220	110,220	—	—	—	—

(a)We did not have Level 3 assets or liabilities at June 30, 2020 and December 31, 2019.
(b)Restricted cash represents the proceeds from like-kind exchange sales deposited with a third-party intermediary and cash held in escrow for a real estate sale. See Note 22 — Restricted Cash for additional information.
(c)The carrying amount of long-term debt is presented net of capitalized debt costs on non-revolving debt. See Note 7 — Debt for additional information.
(d)See Note 15 — Derivative Financial Instruments and Hedging Activities for information regarding the Consolidated Balance Sheets classification of our derivative financial instruments.
(e)Investments in marketable securities are classified in “Other Assets” based on the nature of the securities and their availability for use in current operations.
(f)Noncontrolling Interests in the Operating Partnership is neither an asset or liability and is classified as temporary equity in the Company’s Consolidated Balance Sheets. This relates to the ownership of Rayonier, L.P. Common Units by various individuals and entities other than the Company.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

We use the following methods and assumptions in estimating the fair value of our financial instruments:
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
Noncontrolling Interests in the Operating Partnership — The fair value of noncontrolling interests in the Operating Partnership is determined based on the period-end closing price of Rayonier Inc. common shares.
The following table presents marketable equity securities that have been in a continuous unrealized gain position for less than 12 months and for more than 12 months or greater at June 30, 2020 and December 31, 2019:

	June 30, 2020				December 31, 2019
	Carrying Amount	Less than 12 Months	12 Months or Greater	Total	Carrying Amount	Less than 12 Months	12 Months or Greater	Total
Fair value of marketable equity securities	—	—	—	—	$10,582	10,582	—	10,582
Unrealized (losses) gains	—	—	—	—	—	3,043	—	3,043

17. EMPLOYEE BENEFIT PLANS
We have one qualified non-contributory defined benefit pension plan covering a portion of our employees and an unfunded plan that provides benefits in excess of amounts allowable under current tax law in the qualified plan. Both plans are closed to new participants. Effective December 31, 2016, we froze benefits for all employees participating in the pension plan. In lieu of the pension plan, we provide those employees with an enhanced 401(k) plan match. Employee benefit plan liabilities are calculated using actuarial estimates and management assumptions. These estimates are based on historical information, along with certain assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause the estimates to change.
As of June 30, 2020, we have paid $1.1 million of the approximately $3.6 million in current year mandatory pension contribution requirements (based on actuarial estimates and IRS minimum funding requirements).

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The net pension and postretirement benefit costs (credits) that have been recorded are shown in the following table:

Components of Net Periodic Benefit Cost (Credit)	Income Statement Location	Pension		Postretirement
		Three Months Ended June 30,		Three Months Ended June 30,
		2020	2019	2020	2019
Service cost	Selling and general expenses	—	—	$2	$1
Interest cost	Interest and other miscellaneous income, net	677	799	13	13
Expected return on plan assets (a)	Interest and other miscellaneous income, net	(876)	(777)	—	—
Amortization of losses	Interest and other miscellaneous income, net	215	112	2	—
Net periodic benefit cost		$16	$134	$17	$14

Components of Net Periodic Benefit Cost (Credit)	Income Statement Location	Pension		Postretirement
		Six Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Service cost	Selling and general expenses	—	—	$3	$3
Interest cost	Interest and other miscellaneous income, net	1,353	1,599	26	27
Expected return on plan assets (a)	Interest and other miscellaneous income, net	(1,752)	(1,554)	—	—
Amortization of losses	Interest and other miscellaneous income, net	431	224	4	—
Net periodic benefit cost		$32	$269	$33	$30

(a)The weighted-average expected long-term rate of return on plan assets used in computing 2020 net periodic benefit cost for pension benefits is 5.7%

DEFINED CONTRIBUTION PLANS
Upon completion of the merger with Pope Resources, former Pope Resources employees were immediately eligible to participate in the Rayonier 401(k) plan. Pope Resources employees’ years of service were credited to the 401(k) plan for vesting purposes. Former Pope Resources employees have the option to rollover their former 401(k) account balance into our 401(k) plan. As discussed above, the defined benefit pension plan is currently frozen. In lieu of the pension plan, employees are eligible to receive an enhanced match contribution.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

18. INCENTIVE STOCK PLANS
REPLACEMENT RESTRICTED STOCK AWARDS FROM THE MERGER WITH POPE RESOURCES
As a result of the merger with Pope Resources, Rayonier issued 69,176 shares of restricted stock awards (“replacement awards”) in connection with unvested Pope Resources restricted units. Eligible outstanding Pope Resources restricted units were canceled and exchanged for replacement awards, pursuant to an exchange ratio in the merger agreement designed to maintain the intrinsic value of the awards immediately prior to the exchange.
In accordance with ASC 805, these awards are considered to be replacement awards. Exchanges of share-based payment awards in conjunction with a business combination are modifications in accordance with ASC 718, Compensation — Stock Compensation (“ASC 718”). As a result, the portion of the fair-value of replacement awards attributable to pre-merger services were included in measuring the consideration transferred in the business combination. The fair value of the replacement awards was estimated to be approximately $1.7 million of which $0.2 million was attributable to pre-merger services. See Note 2 — Merger with Pope Resources for additional information.
REPLACEMENT AWARD EXPENSE
The replacement awards issued have similar vesting provisions as the terms of existing Rayonier Inc. restricted stock. Expense for the replacement awards that were not fully vested prior to the date of the merger will continue to be recognized over a weighted average remaining service period of approximately 21 months unless a qualifying termination occurs.
A qualifying termination of an awardee will result in the acceleration of vesting and expense recognition in the period that the qualifying termination occurs. Qualifying terminations during three months and six months ended June 30, 2020 resulted in the accelerated vesting of 11,076 of the replacement awards and recognition of approximately $0.2 million of expense. This accelerated vesting expense is included in merger-related integration costs as described in Note 20 — Charges for Integration and Restructuring.
A summary of the replacement awards granted as a result of the merger with Pope Resources is presented below:

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
Replacement restricted shares granted	69,176	69,176
Weighted average price of replacement restricted shares granted	$24.01	$24.01
Replacement restricted shares vested as a result of acceleration due to qualifying terminations	11,076	11,076
Grant date fair value of replacement restricted shares vested	$24.01	$24.01
Intrinsic value of replacement restricted shares outstanding (a)	$1,440	$1,440
Cash used to purchase common shares from employees with vested replacement shares to pay minimum withholding tax requirements	44	44

(a)Intrinsic value of restricted stock outstanding is based on the market price of the Company’s stock at June 30, 2020.
For additional information related to our incentive stock plans, see Note 17 — Incentive Stock Plans in the Company’s 2019 Form 10-K.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

19. OTHER OPERATING EXPENSE, NET
Other operating expense, net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Loss on foreign currency remeasurement, net of cash flow hedges	($2,720)	($719)	($1,287)	($690)
Gain on sale or disposal of property and equipment	4	35	7	56
Log trading marketing fees	3	80	50	137
Costs related to the merger with Pope Resources (a)	(13,498)	—	(15,985)	—
Miscellaneous expense, net	(272)	(1,365)	(379)	(1,437)
Total	($16,483)	($1,969)	($17,594)	($1,934)

(a) Includes legal, accounting, due diligence, consulting and other costs related to the merger with Pope Resources. See Note 2 - Merger with Pope Resources and Note 20 - Charges for Integration and Restructuring for additional information.

20. CHARGES FOR INTEGRATION AND RESTRUCTURING

During 2020, we have incurred and accrued for termination benefits (primarily severance) and accelerated share-based payment costs based upon actual and expected qualifying terminations of certain employees as a result of restructuring decisions made concurrent with and subsequent to the Mergers. We have also incurred non-recurring professional services costs for investment banking, legal, consulting, accounting and certain other fees directly attributable to our merger with Pope Resources.
A summary of the charges for integration and restructuring related to our merger with Pope Resources is presented below:

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Termination benefits	$581	$581
Acceleration of share-based compensation related to qualifying terminations (Note 18)	232	232
Professional services	10,967	13,314
Other integration and restructuring costs	1,718	1,858
Total integration and restructuring charges related to our merger with Pope Resources	$13,498	$15,985

Changes in accrued severance related to restructuring during the three and six months ended June 30, 2020 were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Accrued severance as of March 31, 2020	—	—
Charges	581	581
Payments	(334)	(334)
Accrued severance as of June 30, 2020	$247	$247

Accrued severance is recorded within “Accrued Payroll and Benefits” in our Consolidated Balance Sheets. The majority of the accrued severance balance as of June 30, 2020 is expected to be paid within one year.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

21. INVENTORY
As of June 30, 2020 and December 31, 2019, our inventory consisted entirely of finished goods, as follows:

	June 30, 2020	December 31, 2019
Finished goods inventory
Real estate inventory (a)	$3,890	$12,663
Log inventory	6,475	1,855
Total inventory	$10,365	$14,518

(a) Represents the cost of HBU real estate (including capitalized development investments) under contract to be sold.
        See Note 8 — Higher And Better Use Timberlands and Real Estate Development Investments for additional information.

22. RESTRICTED CASH
In order to qualify for like-kind exchange (“LKE”) treatment, the proceeds from real estate sales must be deposited with a third-party intermediary. These proceeds are accounted for as restricted cash until a suitable replacement property is acquired. In the event LKE purchases are not completed, the proceeds are returned to us after 180 days and reclassified as available cash. As of June 30, 2020 and December 31, 2019, we had $0.5 million and $1.2 million, respectively, of proceeds from real estate sales classified as restricted cash which were deposited with an LKE intermediary as well as cash held in escrow for a real estate sale.
The following table contains the amounts of restricted cash recorded in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows for the six months ended June 30, 2020:

June 30, 2020
Restricted cash held in escrow	$475
Total restricted cash shown in the Consolidated Balance Sheets	475
Cash and cash equivalents	94,786
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$95,261

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

23. ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in AOCI by component for the six months ended June 30, 2020 and the year ended December 31, 2019. All amounts are presented net of tax and exclude portions attributable to noncontrolling interest.

	Foreign currency translation (loss) gains	Net investment hedges of New Zealand subsidiary	Cash flow hedges		Employee benefit plans		Total Rayonier, L.P.	Allocation to Operating Partnership	Total Rayonier Inc.
Balance as of December 31, 2018	($1,010)	$1,321	$21,965		($22,037)		$239	—	$239
Other comprehensive (loss) income before reclassifications	784	—	(29,251)		(1,799)		(30,266)	—	(30,266)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	(1,624)		449	(b)	(1,175)	—	(1,175)
Net other comprehensive (loss) income	784	—	(30,875)		(1,350)		(31,441)	—	(31,441)
Balance as of December 31, 2019	($226)	$1,321	($8,910)		($23,387)		($31,202)	—	($31,202)
Other comprehensive loss before reclassifications	(16,022)	—	(92,806)	(a)	—		(108,828)	—	(108,828)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	2,124		434	(b)	2,558	(457)	2,101
Net other comprehensive (loss) income	(16,022)	—	(90,682)		434		(106,270)	(457)	(106,727)
Balance as of June 30, 2020	($16,248)	$1,321	($99,592)		($22,953)		($137,472)	($457)	($137,929)

(a)Includes $90.5 million of other comprehensive loss related to interest rate swaps, treasury locks, interest rate swap locks and forward-starting interest rate swaps. See Note 15 — Derivative Financial Instruments and Hedging Activities for additional information.
(b)This component of other comprehensive (loss) income is included in the computation of net periodic pension and post-retirement costs. See Note 17 — Employee Benefit Plans for additional information.
The following table presents details of the amounts reclassified in their entirety from AOCI to net income for the six months ended June 30, 2020 and June 30, 2019:

Details about accumulated other comprehensive (loss) income components	Amount reclassified from accumulated other comprehensive (loss) income		Affected line item in the income statement
	June 30, 2020	June 30, 2019
Realized (gain) loss on foreign currency exchange contracts	($1,892)	($190)	Other operating expense, net
Realized loss (gain) on foreign currency option contracts	8	(60)	Other operating expense, net
Noncontrolling interest	434	58	Comprehensive (loss) income attributable to noncontrolling interest
Realized loss (gain) on interest rate contracts	3,168	(1,866)	Interest expense
Income tax expense from net gain on foreign currency contracts	406	54	Income tax expense
Net gain from accumulated other comprehensive income	$2,124	($2,004)

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

24. VARIABLE INTEREST ENTITIES
ORM Timber Fund II, Inc. (Fund II), ORM Timber Fund III LLC (Fund III), and ORM Timber Fund IV LLC. (Fund IV) (Collectively, “The Funds”)
In the May 8, 2020 merger with Pope Resources, we became manager of three private equity timber funds, Fund II, Fund III, and Fund IV, and obtained ownership interests in the funds of 20%, 5%, and 15%, respectively. We determined, based upon an analysis under the variable interest entity guidance, that we have the power to direct the activities that most significantly impact the Funds’ economic success. Therefore, we are considered the primary beneficiary and are required under ASC 810 — Consolidation to consolidate the Funds. For further information on The Funds, see Note 5 — Noncontrolling Interests.
The assets and liabilities of The Funds as of June 30, 2020, were as follows:

Timber Funds	June 30, 2020
Assets:
Cash and cash equivalents	$6,973
Accounts receivable	3,213
Prepaid expenses	81
Other current assets	361
Total current assets	10,628
Timber and timberlands, net of depletion and amortization	467,800
Other assets	3
Total assets	$478,431
Liabilities and Equity:
Accounts payable	$636
Intercompany payable (a)	3,837
Current maturities of long-term debt	25,042
Accrued taxes	251
Accrued interest	655
Deferred revenue	1
Other current liabilities	787
Total current liabilities	31,209
Long-term debt	35,617
Funds’ equity	411,605
Total liabilities and equity	$478,431

(a)Includes management fees and other expenses payable to the Operating Partnership. These amounts are eliminated in the Consolidated Balance Sheets.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Ferncliff Investors
We also acquired in the merger with Pope Resources an ownership interest in a real estate joint venture entity. We determined, based upon an analysis under the variable interest entity guidance, that we have the power to direct the activities that most significantly impact the joint venture’s economic success. Therefore, we are considered the primary beneficiary and are required under ASC 810 — Consolidation to consolidate Ferncliff Investors. For further information on Ferncliff Investors, see Note 5 — Noncontrolling Interests.
The assets and liabilities of Ferncliff Investors as of June 30, 2020, were as follows:

Ferncliff Investors	June 30, 2020
Assets:
Cash and cash equivalents	$760
Total current assets	760
Investment in real estate joint venture entity	3,141
Advances to real estate joint venture entity	1,000
Total assets	$4,901
Liabilities and equity:
Intercompany payable (a)	$10
Total current liabilities	10
Ferncliff Investors’ equity	4,891
Total liabilities and equity	$4,901

(a)Includes miscellaneous expenses payable to the Operating Partnership. These amounts are eliminated in the Consolidated Balance Sheets.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
When we refer to “Rayonier” or “the Company” we mean Rayonier Inc. and its consolidated subsidiaries. References to the “Operating Partnership” mean Rayonier, L.P. and its consolidated subsidiaries. References to “we,” “us,” or “our,” mean collectively Rayonier Inc., the Operating Partnership and entities/subsidiaries owned or controlled by Rayonier Inc. and/or the Operating Partnership. References herein to “Notes to Financial Statements” refer to the Notes to Consolidated Financial Statements of Rayonier Inc. and Rayonier, L.P. included in Item 1 of this report.
This MD&A is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors which may affect future results. Our MD&A should be read in conjunction with our Consolidated Financial Statements included in Item 1 of this report, the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”), the audited consolidated financial statements of Rayonier Operating Company LLC as of and for the years ended December 31, 2019, 2018 and 2017 included in Exhibit 99.4 of the Operating Partnership’s Amendment No. 1 to the Current Report on Form 8-K filed with the SEC on July 17, 2020 and information contained in our subsequent reports filed with the Securities and Exchange Commission (the “SEC”).
FORWARD-LOOKING STATEMENTS
Certain statements in this document regarding anticipated financial outcomes, including our earnings guidance, if any, business and market conditions, outlook, expected dividend rate, our business strategies, including the recent acquisition of Pope Resources, expected harvest schedules, timberland acquisitions and dispositions, the anticipated benefits of our business strategies, and other similar statements relating to our future events, developments, or financial or operational performance or results, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate,” “believe,” “intend,” “project,” “anticipate” and other similar language. However, the absence of these or similar words or expressions does not mean that a statement is not forward-looking. While management believes that these forward-looking statements are reasonable when made, forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. The risk factors contained in Item 1A — Risk Factors in the Company’s 2019 Form 10-K, in this Report on Form 10-Q and similar discussions included in other reports that we subsequently file with the SEC, among others, could cause actual results or events to differ materially from our historical experience and those expressed in forward-looking statements made in this document.
Forward-looking statements are only as of the date they are made, and we undertake no duty to update our forward-looking statements except as required by law. You are advised, however, to review any subsequent disclosures we make on related subjects in subsequent reports filed with the SEC.
NON-GAAP MEASURES
To supplement our financial statements presented in accordance with generally accepted accounting principles in the United States (“GAAP”), we use certain non-GAAP measures, including “cash available for distribution,” and “Adjusted EBITDA,” which are defined and further explained in Performance and Liquidity Indicators below. Reconciliation of such measures to the nearest GAAP measures can also be found in Performance and Liquidity Indicators below. Our definitions of these non-GAAP measures may differ from similarly titled measures used by others. These non-GAAP measures should be considered supplemental to, and not a substitute for, financial information prepared in accordance with GAAP.

OUR COMPANY
        We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive softwood timber growing regions in the United States and New Zealand. We invest in timberlands and actively manage them to provide current income and attractive long-term returns to our shareholders. We conduct our business through an umbrella partnership real estate investment trust (“UPREIT”) structure in which our assets are owned by our Operating Partnership and its subsidiaries. Rayonier manages the Operating Partnership as its sole general partner. Our revenues, operating income and cash flows are primarily derived from the following core business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Timber Funds, Real Estate, and Trading. As of June 30, 2020, we owned or leased under long-term agreements approximately 2.7 million acres of timberlands located in the U.S. South (1.8 million acres), U.S. Pacific Northwest (507,000 acres) and New Zealand (416,000 gross acres or 296,000 net plantable acres). We also act as the managing member in a private equity timber fund business with three funds comprising approximately 141,000 acres. On a “look-through basis,” our ownership in the timber fund business equates to approximately 17,000 acres.
SEGMENT INFORMATION
        The Southern Timber, Pacific Northwest Timber, New Zealand Timber, and Timber Funds segments include all activities related to the harvesting of timber and other non-timber income activities, such as the licensing of properties for hunting, the leasing of properties for mineral extraction and cell towers, and carbon credit sales. Our New Zealand operations are conducted by Matariki Forestry Group, a joint venture (the “New Zealand subsidiary”), in which we maintain a 77% ownership interest. The Timber Funds segment operations are managed by ORM LLC, a subsidiary acquired in the merger with Pope Resources. We own approximately 20% of Fund II, 5% of Fund III and 15% of Fund IV. When referring to our proportionate ownership share of the Timber Funds segment, we will refer to the sums as “look-through” totals. See Note 5 - Noncontrolling Interests for additional information regarding our noncontrolling interests in the New Zealand Timber and Timber Funds segments.
        The Real Estate segment includes all U.S. and New Zealand land or leasehold sales disaggregated into five sales categories: Improved Development, Unimproved Development, Rural, Timberlands & Non-Strategic and Large Dispositions. It also includes residential and commercial lease activity, primarily in the town of Port Gamble, Washington.
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
ENVIRONMENTAL MATTERS
PORT GAMBLE ENVIRONMENTAL REMEDIATION
In the merger with Pope Resources, we acquired the town of Port Gamble, Washington. Portions of this property require environmental remediation under federal and state environmental laws, and remediation activities are currently ongoing. As such, through the preliminary purchase price allocation for the merger with Pope Resources, we recognized environmental liabilities for the estimated fair value of liabilities assumed. See Note 2 - Merger with Pope Resources for additional information on the preliminary allocation of purchase price. For additional information on our environmental liabilities see Note 9 - Commitments and Note 12 - Environmental Liabilities.
The sections below provide a history of the environmental matters in Port Gamble, Washington:
Discovery and Initial Actions:
In Port Gamble, Washington, hazardous substances were previously discovered requiring environmental remediation under federal and state environmental laws. The real estate subject to environmental remediation requirements was the location of a sawmill operated by Pope & Talbot, Inc. (“P&T”) from 1853 to 1995. P&T continued to lease various portions of the site for its operations until 2002. During the time P&T operated in Port Gamble, it also conducted shipping, log storage, and log transfer operations in the tidal and subtidal waters of Port Gamble Bay, some of which were under a lease from the Washington State Department of Natural Resources (“DNR”) that lasted from 1974 to 2004. P&T’s operations resulted in the release of hazardous substances that impacted the upland and submerged portions of the site. These substances include various hydrocarbons, cadmium, and toxins associated with wood waste and the production of wood products.
Following the mill closure, the Washington State Department of Ecology (the “DOE”) began to examine the environmental conditions at Port Gamble. Under Washington law, both Pope Resources and P&T were considered by the DOE to be “potentially liable persons” (“PLPs”); Pope Resources because of its ownership of certain portions of the site, and P&T because of its historical ownership and operation of the site. P&T and Pope Resources entered into a settlement agreement in 2002 that allocated responsibility for environmental contamination at the townsite, millsite, a solid waste landfill, and adjacent water to Pope Resources, with P&T assuming responsibility for funding cleanup in the Port Gamble Bay and the other areas of the site that were impacted by its historical operations.
In 2005, both Pope Resources and P&T received Environmental Excellence Awards from DOE for their work in remediating the contamination that had existed at the Port Gamble townsite and landfill. DOE also issued letters to both parties in 2006 indicating that the agency expected to take no further action regarding conditions at those portions of the site. Pope Resources continued cleaning up the remaining contamination at the millsite. By late 2005, the millsite portion of the site had largely been cleaned and the remaining aspects of that project consisted of test well monitoring and modest additional remediation. The Port Gamble Bay area and related tidelands, for which P&T was responsible under the parties’ settlement agreement, had not yet been remediated. In 2007, P&T filed for bankruptcy protection and was eventually liquidated, leaving Pope Resources as the only remaining PLP. Because environmental liabilities are joint and several as between PLPs, the result of P&T’s bankruptcy was to leave the liability with Pope Resources as the only remaining solvent PLP.
In-water cleanup
Beginning in 2010, DOE began to reconsider its expectations regarding the level of cleanup that would be required for Port Gamble Bay, largely because of input from interested citizens and groups, one of the most prominent being the Port Gamble S’Klallam Tribe. In response to input from these groups, DOE adopted remediation levels that were far more stringent than either DOE or Pope Resources had contemplated previously. In December 2013, Pope Resources and DOE entered into a consent decree that included a cleanup action plan (“CAP”) requiring the removal of docks and pilings, excavation and backfilling of intertidal areas, subtidal dredging and monitoring, and other specific remediation steps. The construction phase of the cleanup of the Port Gamble Bay area and related tidelands began in September 2015 and the in-water portion of the cleanup was completed in January 2017.
Millsite Cleanup
With the in-water portion of the cleanup completed, there is expected to be relatively modest cleanup activity on the millsite and a monitoring period. In February 2018, Pope Resources and DOE entered into an agreed order with respect to the millsite under which Pope Resources performed a remedial investigation and feasibility study (“RI/FS”) which it submitted to DOE for review in January 2019. Following the finalization of the RI/FS, Pope Resources worked with DOE to develop a CAP. As with the in-water portion of the project, the CAP will define the scope of the remediation activity for the millsite. Once the CAP is approved by DOE, it will be codified in a consent decree.
Natural Resources Damages
In addition to the cleanup costs discussed previously, certain environmental laws allow state, federal, and tribal trustees (collectively, the “Trustees”) to bring suit against property owners to recover natural resource damages (“NRD”). Similar to cleanup responsibility, liability for NRD can attach to a property owner simply because an injury to natural resources resulted from releases of hazardous substances on the owner’s property, regardless of culpability for the release. Trustees have alleged that Pope Resources had NRD liability because of releases that occurred on its property. Prior to the merger with Rayonier, Pope Resources began negotiations with the Trustees for the purpose of identifying NRD restoration projects. Those negotiations are ongoing and will ultimately result in agreement as to requested mitigation activities.

INDUSTRY AND MARKET CONDITIONS
        The demand for timber is directly related to the underlying demand for pulp, paper, packaging, lumber and other wood products. The significant majority of timber sold in our Southern Timber segment is consumed domestically. With a higher proportion of pulpwood, our Southern Timber segment relies heavily on downstream markets for pulp and paper, and to a lesser extent wood pellet markets. Our Pacific Northwest Timber and Timber Funds segments rely primarily on domestic customers but also export a significant volume of timber, particularly to China. The Southern, Pacific Northwest Timber and Timber Funds segments rely on the strength of U.S. lumber markets as well as underlying housing starts. Our New Zealand Timber segment sells timber to domestic New Zealand wood products mills and also exports a significant portion of its volume to markets in China, South Korea and India. In addition to market dynamics in the Pacific Rim, the New Zealand Timber segment is subject to foreign exchange fluctuations, which can impact the operating results of the segment in U.S. dollar terms.
As the current novel coronavirus (“COVID-19”) pandemic continues to evolve, the expected duration and the extent of economic disruption it may ultimately cause remain uncertain. On March 19, 2020, the U.S. Department of Homeland Security issued a memorandum identifying the forest products industry as a “critical infrastructure industry,” which is expected to continue operating through the duration of the pandemic. In New Zealand, production has returned to pre-COVID-19 levels after a government-mandated shutdown of roughly one month that adversely affected our second quarter results. During the second quarter, strong pulpwood demand in the Southern Timber segment was primarily driven by a surge in demand for essential products such as toilet paper and packaging. In the Pacific Northwest and Timber Funds segments, weaker export demand has contributed to lower export and domestic pricing. New Zealand Timber experienced a short-lived surge in export prices following the government-mandated shutdown but has since returned to pre-COVID-19 levels. Local, state and federal governments continue to evaluate policies and restrictions in order to reopen the economy while keeping COVID-19 cases minimized and future government mandated shutdowns or shelter-in-place orders in markets in which we operate would negatively affect our future results. Prolonged periods of lower overall business activity as a result of COVID-19 could cause significant damage to the underlying economy, which would likely impact the strength of U.S. timber markets. We will continue to monitor COVID-19 and its impact on the markets in which we operate going forward.
        We are also subject to the risk of price fluctuations in our major cost components. The primary components of our cost of sales are the cost basis of timber sold (depletion), the cost basis of real estate sold and logging and transportation costs (cut and haul). Depletion includes the amortization of capitalized costs (site preparation, planting and fertilization, real estate taxes, timberland lease payments and certain payroll costs). Other costs include amortization of capitalized costs related to road and bridge construction and software, depreciation of fixed assets and equipment, road maintenance, severance and excise taxes, fire prevention and real estate commissions and closing costs.
For additional information on market conditions impacting our business, see Results of Operations.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES
        The preparation of financial statements requires us to make estimates, assumptions and judgments that affect our assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information we believe are reasonable. Actual results may differ from these estimates. For a full description of our critical accounting policies, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2019 Form 10-K.

DISCUSSION OF TIMBER INVENTORY AND SUSTAINABLE YIELD
        See Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield in the Company’s 2019 Form 10-K.
OUR TIMBERLANDS
        Our timber operations are comprised of our core timberland holdings, which are disaggregated into three geographically distinct reporting segments: Southern Timber, Pacific Northwest Timber and New Zealand Timber in addition to our timber fund holdings, which represents our ownership in Timber Funds II, III and IV. The following tables provide a breakdown of our timberland holdings as of June 30, 2020 and December 31, 2019:

Core Timberland Holdings
(acres in 000s)	As of June 30, 2020			As of December 31, 2019
	Owned	Leased	Total	Owned	Leased	Total
Southern
Alabama	226	14	240	226	14	240
Arkansas	—	7	7	—	7	7
Florida	328	63	391	331	63	394
Georgia	616	75	691	628	77	705
Louisiana	140	—	140	128	—	128
Mississippi	—	—	—	67	—	67
Oklahoma	92	—	92	92	—	92
South Carolina	18	—	18	18	—	18
Texas	184	—	184	184	—	184
	1,604	159	1,763	1,674	161	1,835

Pacific Northwest
Oregon	61	—	61	61	—	61
Washington	442	4	446	318	—	318
	503	4	507	379	—	379

New Zealand (a)	185	231	416	185	229	414
Total	2,292	394	2,686	2,238	390	2,628

(a)Represents legal acres owned and leased by the New Zealand subsidiary, in which we own a 77% interest. As of June 30, 2020, legal acres in New Zealand consisted of 296,000 plantable acres and 120,000 non-productive acres.

Timber Fund Holdings
(acres in 000s)	As of June 30, 2020		As of December 31, 2019
	Total	Look-through	Total	Look-through
Timber Funds
Oregon	51	7	—	—
Washington	71	9	—	—
California	19	1	—	—
Total	141	17	—	—

Total Timberland under Management
(acres in 000s)	As of June 30, 2020	As of December 31, 2019
	Total	Total
Southern	1,763	1,835
Pacific Northwest	507	379
New Zealand	416	414
Timber Funds	141	—
Total	2,827	2,628

The following tables detail activity for owned and leased acres in our core timberland holdings by state from December 31, 2019 to June 30, 2020:

(acres in 000s)	Acres Owned
	December 31, 2019	Acquisitions	Sales	Other	June 30, 2020
Southern
Alabama	226	—	—	—	226
Florida	331	—	(8)	5	328
Georgia	628	—	(12)	—	616
Louisiana	128	12	—	—	140
Mississippi	67	—	(67)	—	—
Oklahoma	92	—	—	—	92
South Carolina	18	—	—	—	18
Texas	184	—	—	—	184
	1,674	12	(87)	5	1,604

Pacific Northwest
Oregon	61	—	—	—	61
Washington	318	120	—	4	442
	379	120	—	4	503

New Zealand (a)	185	—	—	—	185
Total	2,238	132	(87)	9	2,292

(a)Represents legal acres owned by the New Zealand subsidiary, in which we have a 77% interest.

(acres in 000s)	Acres Leased
	December 31, 2019	New Leases	Sold/Expired Leases (a)	Other	June 30, 2020
Southern
Alabama	14	—	—	—	14
Arkansas	7	—	—	—	7
Florida	63	—	—	—	63
Georgia	77	—	(2)	—	75
	161	—	(2)	—	159

Pacific Northwest
Washington (b)	—	4	—	—	4

New Zealand (c)	229	2	—	—	231
Total	390	6	(2)	—	394

(a)Includes acres previously under lease that have been harvested and activity for the relinquishment of leased acres.
(b)Primarily timber reservations acquired in the merger with Pope Resources.
(c)Represents legal acres leased by the New Zealand subsidiary, in which we have a 77% interest.

The following table details activity in our timber fund holdings by state from December 31, 2019 to June 30, 2020:

(acres in 000s)	Acres Owned
	December 31, 2019	Acquisitions	Sales	Other	June 30, 2020
Fund II
Oregon	—	18	—	—	18
Washington	—	13	—	—	13
Total Fund II	—	31	—	—	31
Look-through share of Fund II	—	6	—	—	6

Fund III
Oregon	—	13	—	—	13
Washington	—	25	—	—	25
California	—	19	—	—	19
Total Fund III	—	57	—	—	57
Look-through share of Fund III	—	3	—	—	3

Fund IV
Oregon	—	20	—	—	20
Washington	—	33	—	—	33
Total Fund IV	—	53	—	—	53
Look-through share of Fund IV	—	8	—	—	8

Total Timber Funds	—	141	—	—	141
Look-through share of Funds	—	17	—	—	17

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS
The following table provides key financial information by segment and on a consolidated basis:

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Information (in millions)	2020	2019	2020	2019
Sales
Southern Timber	$46.8	$46.2	$99.7	$107.0
Pacific Northwest Timber	26.2	18.6	57.2	39.1
New Zealand Timber	41.8	62.1	79.3	119.3
Timber Funds	7.5	—	7.5	—
Real Estate
Improved Development	6.4	0.2	6.4	0.5
Unimproved Development	8.4	14.4	8.4	15.4
Rural (a)	27.2	7.1	29.6	26.3
Timberlands & Non-Strategic (a)	9.6	0.8	9.6	1.2
Deferred Revenue/Other (b)	(1.7)	—	(1.5)	0.1
Large Dispositions	—	—	116.0	—
Total Real Estate	50.0	22.5	168.6	43.5
Trading	24.3	35.5	43.3	67.5
Intersegment Eliminations	(1.0)	(0.1)	(0.9)	(0.1)
Total Sales	$195.6	$184.8	$454.8	$376.3

Operating Income (Loss)
Southern Timber	$11.2	$14.7	$26.3	$36.3
Pacific Northwest Timber	(6.7)	(3.8)	(7.6)	(7.6)
New Zealand Timber	5.0	12.8	10.4	28.5
Timber Funds	(1.9)	—	(1.9)	—
Real Estate (b)(c)	24.8	15.5	51.6	25.5
Trading	0.1	(0.2)	0.1	0.3
Corporate and Other	(20.9)	(7.6)	(28.6)	(13.1)
Operating Income	11.7	31.4	50.2	69.9
Interest expense, interest income and other	(8.3)	(6.9)	(16.6)	(13.2)
Income tax expense	(2.9)	(3.6)	(6.7)	(8.0)
Net Income	0.5	20.9	26.9	48.7
Less: Net loss (income) attributable to noncontrolling interest in consolidated affiliates	1.4	(2.1)	0.9	(5.2)
Net Income Attributable to Rayonier, L.P.	$1.9	$18.8	$27.8	$43.5
Less: Net income attributable to noncontrolling interest in the Operating Partnership	(0.2)	—	(0.2)	—
Net Income Attributable to Rayonier Inc.	$1.7	$18.8	$27.6	$43.5

Adjusted EBITDA (d)
Southern Timber	$26.4	$27.6	$59.7	$68.9
Pacific Northwest Timber	3.9	2.2	13.7	5.3
New Zealand Timber	9.9	20.0	20.1	42.0
Timber Funds	0.7	—	0.7	—
Real Estate	44.6	18.3	43.5	35.7
Trading	0.1	(0.2)	0.1	0.3
Corporate and Other	(7.0)	(7.3)	(12.0)	(12.5)
Total Adjusted EBITDA	$78.6	$60.6	$125.7	$139.7

(a)The three and six months ended June 30, 2019 reflects the reclassification of certain real estate sales between the Rural and Timberlands & Non-Strategic sales categories to better align with the way management internally evaluates real estate sales. See Note 3 — Revenue for additional information.
(b)Includes deferred revenue adjustments and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.
(c)The six months ended June 30, 2020 include $28.7 million from a Large Disposition.
(d)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended June 30,		Six Months Ended June 30,
Southern Timber Overview	2020	2019	2020	2019
Sales Volume (in thousands of tons)
Pine Pulpwood	1,003	755	2,136	1,877
Pine Sawtimber	497	462	1,177	1,206
Total Pine Volume	1,500	1,217	3,313	3,083
Hardwood	35	57	65	127
Total Volume	1,535	1,274	3,379	3,209

Percentage Delivered Sales	41%	40%	36%	32%
Percentage Stumpage Sales	59%	60%	64%	68%

Net Stumpage Pricing (dollars per ton)
Pine Pulpwood	$15.94	$17.16	$16.00	$17.63
Pine Sawtimber	25.48	25.82	26.16	26.16
Weighted Average Pine	$19.11	$20.45	$19.61	$20.97
Hardwood	10.80	16.86	11.68	15.17
Weighted Average Total	$18.91	$20.29	$19.45	$20.74

Summary Financial Data (in millions of dollars)
Timber Sales	$41.6	$37.0	$89.0	$88.0
Less: Cut, Haul & Freight	(12.5)	(11.1)	(23.3)	(21.5)
Net Stumpage Sales	$29.0	$25.9	$65.7	$66.6

Non-Timber Sales	5.2	9.2	10.7	19.0
Total Sales	$46.8	$46.2	$99.7	$107.0

Operating Income	$11.2	$14.7	$26.3	$36.3
(+) Depreciation, depletion and amortization	15.2	12.9	33.4	32.6
Adjusted EBITDA (a)	$26.4	$27.6	$59.7	$68.9

Other Data
Period-End Acres (in thousands)	1,763	1,808	1,763	1,808

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended June 30,		Six Months Ended June 30,
Pacific Northwest Timber Overview	2020	2019	2020	2019
Sales Volume (in thousands of tons)
Pulpwood	86	54	168	116
Sawtimber	299	197	693	417
Total Volume	385	250	861	533

Sales Volume (converted to MBF)
Pulpwood	8,152	5,076	15,941	11,009
Sawtimber	39,847	26,603	90,253	55,548
Total Volume	47,999	31,679	106,193	66,557

Percentage Delivered Sales	98%	100%	87%	100%
Percentage Sawtimber Sales	78%	79%	81%	78%

Delivered Log Pricing (in dollars per ton)
Pulpwood	$36.92	$42.26	$37.47	$43.81
Sawtimber	75.39	78.35	75.40	78.41
Weighted Average Log Price	$66.74	$70.61	$67.51	$70.88

Summary Financial Data (in millions of dollars)
Timber Sales	$25.5	$17.7	$56.0	$37.8
Less: Cut and Haul	(14.5)	(10.5)	(28.6)	(22.5)
Net Stumpage Sales	$11.0	$7.2	$27.4	$15.3

Non-Timber Sales	0.7	0.9	1.2	1.3
Total Sales	$26.2	$18.6	$57.2	$39.1

Operating Loss	($6.7)	($3.8)	($7.6)	($7.6)
(+) Depreciation, depletion and amortization	10.6	6.0	21.3	12.9
Adjusted EBITDA (a)	$3.9	$2.2	$13.7	$5.3

Other Data
Period-End Acres (in thousands)	507	379	507	379
Sawtimber (in dollars per MBF)	$579	$587	$594	$599
Estimated Percentage of Export Volume	20%	26%	11%	21%

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended June 30,		Six Months Ended June 30,
New Zealand Timber Overview	2020	2019	2020	2019
Sales Volume (in thousands of tons)
Domestic Pulpwood (Delivered)	106	125	207	238
Domestic Sawtimber (Delivered)	130	204	277	400
Export Pulpwood (Delivered)	27	37	44	77
Export Sawtimber (Delivered)	266	318	482	573
Total Volume	529	684	1,010	1,288

Delivered Log Pricing (in dollars per ton)
Domestic Pulpwood	$32.10	$39.10	$32.95	$39.16
Domestic Sawtimber	66.95	82.66	68.55	83.03
Export Sawtimber	98.75	111.81	97.00	113.78
Weighted Average Log Price	$76.92	$89.16	$75.60	$89.78

Summary Financial Data (in millions of dollars)
Timber Sales	$40.7	$61.0	$76.4	$115.6
Less: Cut and Haul	(15.6)	(22.9)	(30.8)	(43.1)
Less: Port and Freight Costs	(8.4)	(12.6)	(16.5)	(22.3)
Net Stumpage Sales	$16.7	$25.5	$29.1	$50.2

Non-Timber Sales / Carbon Credits	1.0	1.1	2.9	3.6
Total Sales	$41.8	$62.1	$79.3	$119.3

Operating Income	$5.0	$12.8	$10.4	$28.5
(+) Depreciation, depletion and amortization	4.9	7.2	9.7	13.5
Adjusted EBITDA (a)	$9.9	$20.0	$20.1	$42.0

Other Data
New Zealand Dollar to U.S. Dollar Exchange Rate (b)	0.6157	0.6659	0.6338	0.6745
Net Plantable Period-End Acres (in thousands)	296	292	296	292
Export Sawtimber (in dollars per JAS m3)	$114.82	$130.00	$112.79	$132.29
Domestic Sawtimber (in $NZD per tonne)	$119.60	$136.55	$118.96	$135.47

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.
(b)Represents the period-average rate.

	Three Months Ended June 30,		Six Months Ended June 30,
Timber Funds Overview	2020	2019	2020	2019
Sales Volume (in thousands of tons)
Pulpwood	10	—	10	—
Sawtimber	80	—	80	—
Total Volume	90	—	90	—

Summary Financial Data (in millions of dollars)
Timber Sales	$6.6	—	$6.6	—
Less: Cut and Haul	(2.9)	—	(2.9)	—
Net Stumpage Sales	$3.7	—	$3.7	—

Timberland Management Fees	0.9	—	0.9	—
Total Sales	$7.5	—	$7.5	—

Operating Loss	($1.9)	—	($1.9)	—
Operating loss attributable to NCI in Timber Funds	2.0	—	2.0	—
(+) Depreciation, depletion and amortization (“Look-through”)	0.5	—	0.5	—
Adjusted EBITDA (a)	$0.7	—	$0.7	—

Other Data
Period-End Acres (in thousands)	141	—	141	—
“Look-through” Period-End Acres (in thousands)	17	—	17	—

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended June 30,		Six Months Ended June 30,
Trading Overview	2020	2019	2020	2019
Sales Volume (in thousands of tons)
NZ Trading - Domestic	7	33	15	58
NZ Trading - Export	259	292	458	548
Total Volume	266	325	473	606

Summary Financial Data (in millions of dollars)
Trading Sales	$24.3	$35.2	$42.9	$67.0
Non-Timber Sales	0.1	0.3	0.4	0.5
Total Sales	$24.3	$35.5	$43.3	$67.5

Operating Income (Loss)	$0.1	($0.2)	$0.1	$0.3
(+) Depreciation, depletion and amortization	—	—	—	—
Adjusted EBITDA (a)	$0.1	($0.2)	$0.1	$0.3

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended June 30,		Six Months Ended June 30,
Real Estate Overview	2020	2019	2020	2019
Sales (in millions of dollars)
Improved Development	$6.4	$0.2	$6.4	$0.5
Unimproved Development	8.4	14.4	8.4	15.4
Rural (a)	27.2	7.1	29.6	26.3
Timberlands & Non-Strategic - U.S. (a)	9.6	0.8	9.6	1.2
Large Dispositions (b)	—	—	116.0	—
Deferred Revenue/Other (c)	(1.7)	—	(1.5)	0.1
Total Sales	$50.0	$22.5	$168.6	$43.5

Acres Sold
Improved Development	122.0	0.9	122.0	2.0
Unimproved Development	570	784	570	791
Rural (a)	7,710	1,886	8,334	7,386
Timberlands & Non-Strategic - U.S. (a)	11,907	594	11,907	765
Large Dispositions (b)	—	—	66,946	—
Total Acres Sold	20,310	3,265	87,879	8,944

Gross Price per Acre (dollars per acre)
Improved Development	$52,672	$198,276	$52,672	$251,961
Unimproved Development	14,780	18,402	14,780	19,507
Rural (a)	3,532	3,768	3,555	3,563
Timberlands & Non-Strategic - U.S. (a)	807	1,373	807	1,578
Large Dispositions (b)	—	—	1,733	—
Weighted Average (Total) (d)	$2,545	$6,899	$2,584	$4,860
Weighted Average (Adjusted) (e)	$2,242	$6,848	$2,290	$4,803

Sales (Excluding Large Dispositions)	$50.0	$22.5	$52.5	$43.5

Operating Income	$24.8	$15.5	$51.6	$25.5
(+) Depreciation, depletion and amortization - U.S.	6.7	1.2	7.1	4.5
(+) Non-cash cost of land and improved development - U.S.	13.0	1.6	13.4	5.6
(–) Large Dispositions (b)	—	—	(28.7)	—
Adjusted EBITDA (f)	$44.6	$18.3	$43.5	$35.7

(a)The three and six months ended June 30, 2019 reflects the reclassification of certain real estate sales between the Rural and Timberlands & Non-Strategic sales categories to better align with the way management internally evaluates real estate sales. See Note 3 - Revenue for additional information.
(b)Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have a demonstrable premium relative to timberland value. In March 2020, we completed the disposition of approximately 67,000 acres located in Mississippi for a sales price and gain of approximately $116.0 million and $28.7 million, respectively.
(c)Includes deferred revenue adjustments and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.
(d)Excludes Large Dispositions.
(e)Excludes Improved Development and Large Dispositions.
(f)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended June 30,		Six Months Ended June 30,
Capital Expenditures By Segment (in millions of dollars)	2020	2019	2020	2019
Timber Capital Expenditures
Southern Timber
Reforestation, silviculture and other capital expenditures	$2.6	$5.7	$9.7	$8.5
Property taxes	1.7	1.8	3.4	3.6
Lease payments	0.2	0.3	1.3	1.9
Allocated overhead	1.0	0.9	2.2	2.2
Subtotal Southern Timber	$5.5	$8.7	$16.7	$16.1
Pacific Northwest Timber
Reforestation, silviculture and other capital expenditures	0.9	0.8	3.3	3.6
Property taxes	0.2	0.2	0.4	0.4
Allocated overhead	1.0	0.8	1.8	1.6
Subtotal Pacific Northwest Timber	$2.2	$1.8	$5.5	$5.6
New Zealand Timber
Reforestation, silviculture and other capital expenditures	2.0	2.3	3.5	4.0
Property taxes	0.1	0.1	0.3	0.3
Lease payments	0.9	1.7	1.3	2.1
Allocated overhead	0.6	0.7	1.3	1.3
Subtotal New Zealand Timber	$3.7	$4.8	$6.3	$7.7
Total Timber Segments Capital Expenditures	$11.4	$15.3	$28.5	$29.4
Timber Funds (“Look-through”) (a)	0.1	—	0.1	—
Real Estate	0.1	0.1	0.2	0.1
Total Capital Expenditures	$11.6	$15.4	$28.8	$29.5

Timberland Acquisitions
Southern Timber	$0.1	$14.0	$24.2	$15.9
Pacific Northwest Timber	—	—	—	3.6
New Zealand Timber	—	—	—	6.9
Timberland Acquisitions	$0.1	$14.0	$24.2	$26.4

Real Estate Development Investments (b)	$1.9	($0.7)	$3.6	$1.0

(a)Excludes $0.6 million in capital expenditures attributable to noncontrolling interests in Timber Funds.
(b)The three and six months ended June 30, 2019 includes $3.7 million of reimbursements from community development bonds.

        The following tables summarize sales, operating income (loss) and Adjusted EBITDA variances for June 30, 2020 versus June 30, 2019 (millions of dollars):

Sales	Southern Timber		Pacific Northwest Timber		New Zealand Timber		Timber Funds		Real Estate		Trading	Intersegment Eliminations		Total
Three Months Ended June 30, 2019	$46.2		$18.6		$62.1		—		$22.5		$35.5	($0.1)		$184.8
Volume	5.3		3.9		(13.4)		—		117.6		(6.4)	—		107.0
Price	(2.1)		(0.1)		(3.4)		—		(88.4)		(4.6)	—		(98.6)
Non-timber sales	(4.0)		(0.2)		—		—		—		(0.2)	—		(4.4)
Foreign exchange (a)	—		—		(1.7)		—		—		—	—		(1.7)
Other	1.4	(b)	4.0	(b)	(1.8)	(c)	7.5	(d)	(1.7)	(e)	—	(0.9)	(f)	8.5
Three Months Ended June 30, 2020	$46.8		$26.2		$41.8		$7.5		$50.0		$24.3	($1.0)		$195.6

(a) Net of currency hedging impact.
(b) Includes variance due to stumpage versus delivered sales.
(c) Includes variance due to domestic versus export sales.
(d) Timber Funds is a new segment in Q2 2020. Includes $5.8 million of sales attributable to noncontrolling interests in the Timber Funds.    Also includes $0.9 million of sales related to timberland investment management fees paid to us by the timber funds.
(e) Includes $1.9 million of deferred revenue adjustments, partially offset by a $0.2 million increase in marketing fees.
(f) Includes $0.9 million of Intersegment eliminations related to timberland management fees paid to us by the timber funds and reported as sales within the Timber Funds segment.

Sales	Southern Timber		Pacific Northwest Timber		New Zealand Timber		Timber Funds		Real Estate		Trading	Intersegment Eliminations		Total
Six Months Ended June 30, 2019	$107.0		$39.1		$119.3		—		$43.5		$67.5	($0.1)		$376.3
Volume	3.5		9.4		(24.4)		—		58.3		(14.6)	—		32.2
Price	(4.3)		2.7		(10.7)		—		(47.6)		(9.5)	—		(69.4)
Non-timber sales	(8.3)		—		(0.5)		—		—		(0.1)	—		(8.9)
Foreign exchange (a)	—		—		(2.8)		—		—		—	—		(2.8)
Other	1.8	(b)	6.0	(b)	(1.6)	(c)	7.5	(d)	114.4	(e)	—	(0.8)	(f)	127.4
Six Months Ended June 30, 2020	$99.7		$57.2		$79.3		$7.5		$168.6		$43.3	($0.9)		$454.8

(a) Net of currency hedging impact.
(b) Includes variance due to stumpage versus delivered sales.
(c) Includes variance due to domestic versus export sales.
(d) Timber Funds is a new segment in Q2 2020. Includes $5.8 million of sales attributable to noncontrolling interests in the Timber Funds. Also includes $0.9 million of sales related to timberland investment management fees paid to us by the timber funds.
(e) Real Estate includes $116.0 million in Large Dispositions and a $0.1 million increase in marketing fees, partially offset by $1.7 million of deferred revenue adjustments.
(f) Includes $0.9 million of Intersegment eliminations related to timberland management fees paid to us by the timber funds and reported as sales within the Timber Funds segment.

Operating Income (Loss)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Corporate and Other	Total
Three Months Ended June 30, 2019	$14.7	($3.8)	$12.8	—	$15.5	($0.2)	($7.6)	$31.4
Volume	2.6	(0.2)	(4.5)	—	98.5	—	—	96.4
Price	(2.1)	(0.1)	(3.4)	—	(88.4)	—	—	(94.0)
Cost	(0.4)	(1.1)	0.3	—	3.0	0.5	0.3	2.6
Non-timber income	(3.9)	(0.1)	0.1	—	—	(0.2)	—	(4.1)
Foreign exchange (a)	—	—	(0.6)	—	—	—	—	(0.6)
Depreciation, depletion & amortization	0.3	(1.4)	0.3	—	0.3	—	(0.1)	(0.6)
Non-cash cost of land and improved development	—	—	—	—	(3.6)	—	—	(3.6)
Other (b)	—	—	—	(1.9)	(0.5)	—	(13.5)	(15.9)
Three Months Ended June 30, 2020	$11.2	($6.7)	$5.0	($1.9)	$24.8	$0.1	($20.9)	$11.7

(a) Net of currency hedging impact.
(b) Timber Funds is a new segment in Q2 2020 and includes a $2.0 million operating loss attributable to noncontrolling interests in Timber Funds. Real Estate includes $0.5 million of deferred revenue adjustments for Improved Development sales. Corporate and Other includes $13.5 million in costs related to the merger with Pope Resources.

Operating Income (Loss)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Corporate and Other	Total
Six Months Ended June 30, 2019	$36.3	($7.6)	$28.5	—	$25.5	$0.3	($13.1)	$69.9
Volume	1.7	(0.6)	(8.4)	—	42.6	—	—	35.3
Price	(4.3)	2.7	(10.7)	—	(47.6)	—	—	(59.9)
Cost	—	(1.5)	(0.4)	—	0.7	(0.1)	0.5	(0.8)
Non-timber income	(8.3)	—	(0.3)	—	—	(0.1)	—	(8.7)
Foreign exchange (a)	—	—	1.3	—	—	—	—	1.3
Depreciation, depletion & amortization	0.9	(0.6)	0.4	—	3.3	—	—	4.0
Non-cash cost of land and improved development	—	—	—	—	(1.1)	—	—	(1.1)
Other (b)	—	—	—	(1.9)	28.2	—	(16.0)	10.2
Six Months Ended June 30, 2020	$26.3	($7.6)	$10.4	($1.9)	$51.6	$0.1	($28.6)	$50.2

(a) Net of currency hedging impact.
(b) Timber Funds is a new segment in Q2 2020 and includes a $2.0 million operating loss attributable to noncontrolling interests in Timber Funds. Real Estate includes $28.7 million of operating income from a Large Disposition, offset by $0.5 million of deferred revenue adjustments for Improved Development sales. Corporate and Other includes $16.0 million in costs related to the merger with Pope Resources.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Corporate and Other	Total
Three Months Ended June 30, 2019	$27.6	$2.2	$20.0	—	$18.3	($0.2)	($7.3)	$60.6
Volume	5.2	3.0	(5.9)	—	113.6	—	—	115.9
Price	(2.1)	(0.1)	(3.4)	—	(88.4)	—	—	(94.0)
Cost	(0.4)	(1.1)	0.3	—	3.0	0.5	0.3	2.6
Non-timber income	(3.9)	(0.1)	0.1	—	—	(0.2)	—	(4.1)
Foreign exchange (b)	—	—	(1.2)	—	—	—	—	(1.2)
Other (c)	—	—	—	0.7	(1.9)	—		(1.2)
Three Months Ended June 30, 2020	$26.4	$3.9	$9.9	$0.7	$44.6	$0.1	($7.0)	$78.6

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators below.
(b)Net of currency hedging impact.
(c)Timber Funds is a new segment in Q2 2020. Real Estate includes $1.9 million of deferred revenue adjustments.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Corporate and Other	Total
Six Months Ended June 30, 2019	$68.9	$5.3	$42.0	—	$35.7	$0.3	($12.5)	$139.7
Volume	3.4	7.2	(11.0)	—	56.6	—	—	56.2
Price	(4.3)	2.7	(10.7)	—	(47.6)	—	—	(59.9)
Cost	—	(1.5)	(0.4)	—	0.7	(0.1)	0.5	(0.8)
Non-timber income	(8.3)	—	(0.3)	—	—	(0.1)	—	(8.7)
Foreign exchange (b)	—	—	0.5	—	—	—	—	0.5
Other (c)	—	—	—	0.7	(1.9)	—		(1.2)
Six Months Ended June 30, 2020	$59.7	$13.7	$20.1	$0.7	$43.5	$0.1	($12.0)	$125.7

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators below.
(b)Net of currency hedging impact.
(c)Timber Funds is a new segment in Q2 2020. Real Estate includes $1.9 million of deferred revenue adjustments.

SOUTHERN TIMBER
        Second quarter sales of $46.8 million increased $0.6 million, or 1%, versus the prior year period primarily due to higher volumes, partially offset by lower pipeline easement revenue. Harvest volumes increased 20% to 1.54 million tons versus 1.27 million tons in the prior year period, primarily due to strong pulpwood demand. Average pine sawtimber stumpage prices decreased 1% to $25.48 per ton versus $25.82 per ton in the prior year period as lower chip-n-saw prices were partially offset by higher prices for larger diameter sawlogs due to the resurgence in southern yellow pine exports to China. Average pine pulpwood stumpage prices decreased 7% to $15.94 per ton versus $17.16 per ton in the prior year period primarily due to an increase in available log supply resulting from drier ground conditions in the current quarter versus the prior year period. Overall, weighted-average stumpage prices (including hardwood) decreased 7% to $18.91 per ton versus $20.29 per ton in the prior year period, primarily driven by lower pulpwood prices coupled with a 5% increase in the pulpwood mix. Operating income of $11.2 million decreased $3.5 million versus the prior year period as lower non-timber income ($3.9 million), lower net stumpage prices ($2.1 million) and higher indirect and overhead expenses ($0.4 million) were partially offset by higher volumes ($2.6 million) and lower depletion rates ($0.3 million). Second quarter Adjusted EBITDA of $26.4 million was $1.2 million below the prior year period.

Year-to-date sales of $99.7 million decreased $7.3 million, or 7% versus the prior year period. Harvest volumes increased 5% to 3.38 million tons versus 3.21 million tons in the prior year period, primarily due to strong pulpwood demand. Average pine sawtimber stumpage prices were flat at $26.16 per ton. Average pine pulpwood stumpage prices decreased 9% to $16.00 per ton versus $17.63 per ton in the prior year period, primarily due to an increase in available log supply resulting from drier ground conditions versus the prior year period. Overall, weighted-average stumpage prices (including hardwood) decreased 6% to $19.45 per ton versus $20.74 per ton in the prior year period. Operating income of $26.3 million decreased $10.0 million versus the prior year period as a result of lower non-timber income ($8.3 million) and lower net stumpage prices ($4.3 million), partially offset by higher volumes ($1.7 million) and lower depletion rates ($0.9 million).

PACIFIC NORTHWEST TIMBER
        Second quarter sales of $26.2 million increased $7.6 million, or 41%, versus the prior year period. Harvest volumes increased 54% to 385,000 tons versus 250,000 tons in the prior year period primarily due to comparatively light harvest activity in the prior year quarter coupled with 55,000 tons of incremental volume from the acquired Pope Resources timberlands. Average delivered sawtimber prices decreased 4% to $75.39 per ton versus $78.35 per ton in the prior year period due to a higher mix of chip-n-saw volume in the current quarter, partially offset by a higher percentage of Douglas-fir sawtimber. Average delivered pulpwood prices decreased 13% to $36.92 per ton versus $42.26 per ton in the prior year period due to the deterioration of pulp export markets, which resulted in market related downtime at domestic pulp mills. Operating loss of $6.7 million increased $2.9 million versus the prior year period due to higher depletion rates ($1.4 million), higher overhead and other costs ($1.1 million), lower net stumpage prices ($0.1 million), lower non-timber income ($0.1 million) and an increase in other variable costs ($0.2 million). Second quarter Adjusted EBITDA of $3.9 million was $1.7 million above the prior year period.

Year-to-date sales of $57.2 million increased $18.2 million, or 46%, versus the prior year period. Harvest volumes increased 61% to 861,000 tons versus 533,000 tons in the the prior year period primarily due to an increase in lump-sum stumpage sales, higher delivered volumes and 55,000 tons of incremental volume from the acquired Pope Resources timberlands. Average delivered sawtimber prices decreased 4% to $75.40 per ton versus $78.41 per ton in the prior year period, primarily due to a higher mix of chip-n-saw volume and reduced demand resulting from the COVID-19 pandemic, partially offset by a higher percentage of Douglas fir sawtimber. Average delivered pulpwood decreased 14% to $37.47 per ton versus $43.81 per ton in the prior year period, primarily due to excess supply resulting from a weaker pulp export market and downtime at domestic pulp mills. Operating loss of $7.6 million was flat versus the prior year period due to higher overhead and other costs ($1.5 million), higher depletion rates ($0.6 million) and higher other variable costs ($0.6 million), partially offset by higher net stumpage prices ($2.7 million).
NEW ZEALAND TIMBER
        Second quarter sales of $41.8 million decreased $20.3 million, or 33%, versus the prior year period. Harvest volumes decreased 23% to 529,000 tons versus 684,000 tons in the prior year period, primarily due to the government-mandated shutdown of all non-essential activity in New Zealand (including the harvesting and transport of logs) from late-March through late-April. Average delivered prices for export sawtimber decreased 12% to $98.75 per ton versus $111.81 per ton in the prior year period, while average delivered prices for domestic sawtimber decreased 19% to $66.95 per ton versus $82.66 per ton in the prior year period. The decrease in export sawtimber prices was driven primarily by lower demand and the buildup of log inventories in China as a result of COVID-19 lockdowns. The decrease in domestic sawtimber prices (in U.S. dollar terms) was driven in part by the fall in the NZ$/US$ exchange rate (US$0.62 per NZ$1.00 versus US$0.67 per NZ$1.00). Excluding the impact of foreign exchange rates, domestic sawtimber prices decreased 12% versus the prior year period, generally following the negative trend in the export market. Operating income of $5.0 million decreased $7.8 million versus the prior year period as a result of lower volumes ($4.5 million), lower net stumpage prices ($3.4 million) and unfavorable foreign exchange impacts ($0.6 million), partially offset by lower depletion rates ($0.3 million), lower roading costs ($0.2 million), lower overhead costs ($0.1 million) and higher non-timber income ($0.1 million). Second quarter Adjusted EBITDA of $9.9 million was $10.1 million below the prior year period.

Year-to-date sales of $79.3 million decreased $39.9 million, or 33% versus the prior year. Harvest volumes decreased 22% to 1.01 million tons versus 1.29 million tons in the prior year, primarily due to the government-mandated shutdown of all non-essential activity (including the harvesting and transport of logs) from late-March through late-April. Average delivered prices for export sawtimber decreased 15% to $97.00 per ton versus $113.78 per ton in the prior year period, while average delivered prices for domestic sawtimber decreased 17% to $68.55 per ton versus $83.03 per ton in the prior year. The decrease in export sawtimber prices was driven primarily by lower demand resulting from the COVID-19 lockdown in China. The decrease in domestic sawtimber prices (in US dollars terms) was driven in part by the fall in the NZ$/US$ exchange rate (US$0.63 per NZ$1.00 versus US$0.67 per NZ$1.00). Excluding the impact of foreign exchange rates, domestic sawtimber prices decreased 12% versus the prior year period, generally following the negative trend of the export market. Operating Income of $10.4 million decreased $18.1 million versus the prior year period as a result of lower net stumpage prices ($10.7 million), lower volumes ($8.4 million), higher costs ($0.4 million) and lower non-timber income ($0.3 million), partially offset by favorable foreign exchange impacts ($1.3 million) and lower depletion rates ($0.4 million). Year-to-date Adjusted EBITDA of $20.1 million was $21.9 million below the prior year period.

TIMBER FUNDS
The Timber Funds segment generated second quarter harvest volumes of 90,000 tons, sales of $7.5 million and operating loss of $1.9 million. Adjusting for the portion of the Timber Funds segment attributable to noncontrolling interests and fee revenue to Rayonier, pro forma sales and pro forma operating income were $1.7 million and $0.1 million, respectively. Second quarter Adjusted EBITDA was $0.7 million.
REAL ESTATE
Real Estate Sales Category Reclassification
Effective April 1, 2020, the Company changed the composition of its Rural and Timberland & Non-Strategic sales categories to better align with the way management internally evaluates real estate sales. The Rural category now includes all real estate sales (excluding development sales) representing a demonstrable premium above timberland value. The Timberland & Non-Strategic category now includes all real estate sales representing little to no premium to timberland value. This category consists primarily of sales of property that management views as non-strategic to our long-term portfolio as well as sales of property for capital allocation purposes that do not fit the definition of a Large Disposition. All prior period amounts have been reclassified to reflect the new composition of these two sales categories. The Improved Development, Unimproved Development and Large Disposition categories remain unchanged, and this reclassification had no impact on overall segment results.
        Second quarter sales of $50.0 million increased $27.5 million versus the prior year period while operating income of $24.8 million increased $9.4 million versus the prior year period due to a higher number of acres sold (20,310 acres sold versus 3,265 acres sold in the prior year period), partially offset by a decrease in weighted-average prices ($2,545 per acre versus $6,899 per acre in the prior year period).
        Improved Development sales of $6.4 million included a $5.4 million sale in the Belfast Commerce Park development project south of Savannah, Georgia consisting of 119 acres at a price of $45,000 per acre in addition to $1.1 million of sales in the Wildlight development project north of Jacksonville, Florida consisting of 17 residential lots ($63,118 per lot or $367,466 per acre). This compares to prior year period sales of $0.2 million in the Wildlight development project, which consisted of six residential townhome lots ($28,750 per lot or $198,000 per acre).
        Unimproved Development sales of $8.4 million consisted of a 570 acre sale in St. Johns County, Florida for $14,780 per acre. This compares to prior year period sales of $14.4 million, which consisted of a 784 acre sale in St. Johns County, Florida for $18,402 per acre.
        Rural sales of $27.2 million consisted of 7,710 acres at an average price of $3,532 per acre. This compares to prior year period sales of $7.1 million, which consisted of 1,886 acres at an average price of $3,768 per acre.
        Timberland and Non-Strategic sales of $9.6 million consisted of 11,907 acres at an average price of $807 per acre. This compares to prior year period sales of $0.8 million, which consisted of 594 acres at an average price of $1,373 per acre. Timberland and Non-Strategic sales in the quarter included several low-value, geographically-isolated parcels with limited plantability and long-term harvest potential.
Second quarter Adjusted EBITDA of $44.6 million was $26.3 million above the prior year period.

Year-to-date sales of $168.6 million increased $125.0 million versus the prior year period, while operating income of $51.6 million increased $26.1 million versus the prior year period. Year-to-date sales and operating income includes $116.0 million and $28.7 million, respectively, from Large Dispositions. Sales and operating income increased in the first six months primarily due to higher volumes (87,879 acres sold versus 8,944 acres sold in the prior year period), partially offset by lower weighted-average prices. Year-to-date Adjusted EBITDA of $43.5 million increased $7.8 million versus the prior year.

TRADING
        Second quarter sales of $24.3 million decreased $11.1 million versus the prior year period due to lower volumes and prices resulting from the government-mandated shutdown in New Zealand and lower export demand as a result of the COVID-19 pandemic. Sales volumes decreased 18% to 267,000 tons versus 325,000 tons in the prior year period. The Trading segment generated operating income of $0.1 million versus operating loss of $0.2 million in the prior year period.

Year-to-date sales of $43.3 million decreased $24.2 million versus the prior year primarily due to lower volumes and prices resulting from the government-mandated shutdown in New Zealand and lower export demand as a result of the COVID-19 pandemic. Sales volumes decreased 22% to 474,000 versus 606,000 tons in the prior year period. Operating income and Adjusted EBITDA of $0.1 million decreased $0.2 million versus the prior year.
OTHER ITEMS
CORPORATE AND OTHER EXPENSE / ELIMINATIONS
        Second quarter corporate and other operating expenses of $20.9 million increased $13.2 million versus the prior year period, primarily due to costs related to the Pope Resources merger ($13.5 million), partially offset by lower overhead costs ($0.3 million).
Year-to-date corporate and other operating expenses of $28.6 million increased $15.5 million versus the prior year period due to costs related to the Pope Resources merger ($16.0 million), partially offset by lower overhead costs ($0.5 million).
INTEREST EXPENSE
        Second quarter and year-to-date interest expense of $9.8 million and $18.0 million, respectively, increased $1.9 million and $2.4 million, respectively, versus the prior year periods due to higher outstanding debt following the closing of the Pope Resources merger.
INTEREST AND OTHER MISCELLANEOUS INCOME, NET
        Second quarter and year-to date interest and other miscellaneous income, net of $1.5 million and $1.4 million, respectively, includes favorable mark-to-market adjustments on marketable equity securities and carbon options.
INCOME TAX EXPENSE
        Second quarter and year-to-date income tax expense of $3.0 million and $6.7 million decreased $0.6 million and $1.3 million versus the prior year period as a result of lower taxable income. The New Zealand subsidiary is the primary driver of income tax expense.
COVID 19 RESPONSE & REVISED OUTLOOK
As we continue to adapt to the impacts of the COVID-19 pandemic, our highest priority remains the health and safety of our employees and contractors, as well as their families and communities. Overall, we are very pleased with the level of productivity and engagement that our employees have sustained over the last several months as we’ve operated under a work-from-home model for office employees and under enhanced safety protocols for field employees. This allowed us to remain nimble and respond to ever evolving market conditions as the economy emerged from the shutdown. In the midst of the pandemic, we also had to focus our efforts on the critical task of closing the Pope Resources acquisition as well as integrating Pope Resources’ assets and people into Rayonier.
Overall, we have been encouraged by the resiliency of our business and industry amid this pandemic. Housing construction and repair and remodeling activity have rebounded sharply, driving record highs for wood products prices throughout the U.S. Longer-term, we expect that this will translate to improved log prices, which tend to lag wood products pricing trends.
In our Southern Timber segment, we expect increases in export volume and strong sawtimber demand. We further expect that average pricing in Southern Timber will be relatively flat, as improved sawtimber demand driven by strong lumber pricing is generally expected to offset lower pulpwood pricing due to anticipated mill downtime, an increased supply of wood chip residuals and geographic mix. In our Pacific Northwest Timber segment, we expect higher full-year harvest volumes due to incremental volume from the acquired Pope Resources timberlands. We further expect that Pacific Northwest sawtimber pricing will improve due to strengthening end markets and a higher-value species mix; however, we anticipate pulpwood pricing will be relatively flat and dependent on the duration of domestic mill curtailments. In our New Zealand Timber segment, we expect higher full-year harvest volumes primarily due to the shorter-than-anticipated shutdown of economic activity in New Zealand. We expect New Zealand pricing to remain relatively flat with higher seasonal demand offset by continued competition from alternative supply sources. In our Real Estate segment, we expect continued strong demand for rural properties as well as an improved demand outlook for development properties.

LIQUIDITY AND CAPITAL RESOURCES
        Our principal source of cash is cash flow from operations, primarily the harvesting of timber and sales of real estate. As an UPREIT, our main use of cash is dividends and unitholder distributions. We also use cash to maintain the productivity of our timberlands through replanting and silviculture. Our operations have generally produced consistent cash flow and required limited capital resources. Short-term borrowings have helped fund working capital needs while acquisitions of timberlands generally require funding from external sources or Large Dispositions.
SUMMARY OF LIQUIDITY AND FINANCING COMMITMENTS

	June 30,	December 31,
(millions of dollars)	2020	2019
Cash and cash equivalents (excluding Timber Funds)	$87.8	$68.7
Total debt (excluding Timber Funds) (a)	1,305.0	1,057.0
Noncontrolling interest in Operating Partnership	110.2	—
Shareholders’ equity	1,914.0	1,537.6
Total capitalization (total debt plus permanent and temporary equity)	3,329.2	2,594.6
Debt to capital ratio	39%	41%
Net debt to enterprise value (b)(c)	26%	19%

(a)Total debt as of June 30, 2020 and December 31, 2019 reflects principal on long-term debt, gross of deferred financing costs and net of fair market value adjustments.
(b)Net debt is calculated as total debt less cash and cash equivalents.
(c)Enterprise value is calculated as the number of shares outstanding multiplied by the Company’s share price plus net debt as of June 30, 2020 and December 31, 2019.

SUMMARY OF GUARANTOR FINANCIAL INFORMATION
In March 2012, Rayonier Inc. issued $325 million of 3.75% Senior Notes due 2022 (the “2022 Notes”). On May 7, 2020, Rayonier Inc. contributed its 100% ownership interest in Rayonier Operating Company LLC (the “Contribution”) to Rayonier, L.P. As a result of the Contribution, Rayonier, L.P. expressly assumed all the obligations of Rayonier Inc. with respect to the outstanding 2022 Notes and Rayonier Inc. agreed to irrevocably, fully and unconditionally guarantee jointly and severally, the obligations of Rayonier, L.P. under the Indenture, including the 2020 Notes. Rayonier L.P. is the current issuer of the 2022 Notes.
The subsidiary guarantor, Rayonier TRS Holdings Inc., and parent guarantor, Rayonier Inc., have guaranteed the notes fully and unconditionally on a joint and several basis. As general partner of Rayonier, L.P., Rayonier Inc. consolidates Rayonier, L.P. and has no material assets or liabilities other than its interest in Rayonier, L.P. These notes are unsecured and unsubordinated and will rank equally with all other unsecured and unsubordinated indebtedness from time to time outstanding.
Rayonier, L.P. is a limited partnership, in which Rayonier Inc. is the general partner. The operating subsidiaries of Rayonier, L.P. conduct all of our operations. Rayonier, L.P.’s most significant assets are its interest in operating subsidiaries, which have been eliminated in the table below to eliminate intercompany transactions between the issuer and guarantors and to exclude investments in non-guarantors. As a result, our ability to make required payments on the notes depends on the performance of our operating subsidiaries and their ability to distribute funds to us. There are no material restrictions on dividends from the operating subsidiaries.
The summarized balance sheet information for the consolidated obligor group of debt issued by Rayonier, L.P. for six months ended June 30, 2020 and year ended December 31, 2019 are provided in the table below:

(in millions)	June 30, 2020	December 31, 2019
Current assets	$68.4	$51.7
Non-current assets	47.2	48.8
Current liabilities	19.2	100.2
Non-current liabilities	2,057.4	1,632.7
Due to non-guarantors	652.1	587.0
The summarized results of operations information for the consolidated obligor group of debt issued by Rayonier, L.P. for six months ended June 30, 2020 and year ended December 31, 2019 are provided in the table below:

(in millions)	June 30, 2020	December 31, 2019
Cost and expenses	($28.1)	($22.0)
Operating loss	(28.1)	(22.0)
Net loss	(47.0)	(54.2)
Revenue from non-guarantors	454.8	711.6

CASH FLOWS
The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2020 and 2019:

(millions of dollars)	2020	2019
Cash provided by (used for):
Operating activities	$82.6	$117.0
Investing activities	(170.8)	(60.8)
Financing activities	114.9	(78.0)
CASH PROVIDED BY OPERATING ACTIVITIES
        Cash provided by operating activities decreased $34.4 million primarily due to lower operating results.
CASH USED FOR INVESTING ACTIVITIES
        Cash used for investing activities increased $110.0 million versus the prior year period primarily due to the net cash consideration transferred in our merger with Pope Resources ($231.1 million) and higher real estate development investments ($2.6 million), partially offset by proceeds from a Large Disposition ($115.7 million), a decrease in timberland acquisitions ($2.2 million), lower capital expenditures ($0.1 million) and other investing activities ($5.8 million).
CASH PROVIDED BY FINANCING ACTIVITIES
        Cash provided by financing activities increased $192.9 million from the prior year period primarily due to an increase in net borrowings ($203.0 million), partially offset by increases in debt issuance costs ($2.5 million), share repurchases ($0.5 million), dividends paid on common stock ($1.1 million), distributions to consolidated affiliates ($4.0 million), distributions to noncontrolling interests in the Operating Partnership ($1.2 million) and decreases in proceeds from the issuance of common shares under the Company’s incentive stock plan ($0.8 million).
EXPECTED 2020 EXPENDITURES
Capital expenditures in 2020 are expected to be between $63 million and $66 million, excluding capital expenditures attributable to the Timber Funds and any strategic timberland acquisitions we may make. Capital expenditures are expected to primarily consist of seedling planting, fertilization and other silvicultural activities, property taxes, lease payments, allocated overhead and other capitalized costs. Aside from capital expenditures, we may also acquire timberland as we actively evaluate acquisition opportunities.
We anticipate real estate development investments in 2020 to be between $11 million and $13 million, net of reimbursements from community development bonds. Expected real estate development investments include approximately $3.6 million of committed spending primarily related to Wildlight, our mixed-use community development project located north of Jacksonville, Florida and our Richmond Hill mixed-use development project located south of Savannah, Georgia. Uncommitted real estate developments can be managed as market conditions change. We are continuing to monitor the impacts of the COVID-19 pandemic on our real estate development business and expect to periodically adjust our 2020 real estate development investments based on end market conditions and the anticipated timing of improved development sales.
Including shares issued in the merger with Pope Resources, the Company’s 2020 dividend payments are expected to be approximately $145 million assuming no change in the quarterly dividend rate of $0.27 per share or material changes in the number of shares outstanding. Additionally, distributions to noncontrolling interests in the Operating Partnership are expected to be approximately $3.6 million assuming no material changes in the number of Redeemable Common Units outstanding.
Future share repurchases, if any, will depend on the Company’s liquidity and cash flow, as well as general market conditions and other considerations including capital allocation priorities.
We have paid $1.1 million of the approximately $3.6 million in current year mandatory pension contribution requirements.
Cash tax payments in 2020 are expected to be approximately $1.1 million, primarily related to the New Zealand subsidiary.

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
        Management uses CAD as a liquidity measure. CAD is a non-GAAP measure of cash generated during a period that is available for common stock dividends, distributions to noncontrolling interests in the Operating Partnership, distributions to the New Zealand minority shareholder, repurchase of the Company’s common shares, debt reduction, timberland acquisitions and real estate development investments. CAD is defined as cash provided by operating activities adjusted for capital spending (excluding timberland acquisitions and real estate development investments), CAD attributable to noncontrolling interest in Timber Funds and working capital and other balance sheet changes. CAD is not necessarily indicative of the CAD that may be generated in future periods.
        Management uses Adjusted EBITDA as a performance measure. Adjusted EBITDA is a non-GAAP measure that management uses to make strategic decisions about the business and that investors can use to evaluate the operational performance of the assets under management. It removes the impact of specific items that management believes do not directly reflect the core business operations on an ongoing basis attributable to Rayonier. We define Adjusted EBITDA as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of land and improved development, non-operating income and expense, operating loss attributable to noncontrolling interest in Timber Funds, costs related to the merger with Pope Resources and Large Dispositions.
We reconcile Adjusted EBITDA to Net Income for the consolidated Company and to Operating Income (Loss) for the segments, as those are the most comparable GAAP measures for each. The following table provides a reconciliation of Net Income to Adjusted EBITDA for the respective periods (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Income to Adjusted EBITDA Reconciliation
Net income	$0.5	$20.9	$26.9	$48.7
Interest, net and miscellaneous income	9.7	7.1	17.8	13.8
Income tax expense	3.0	3.6	6.7	8.0
Depreciation, depletion and amortization	38.3	27.6	72.6	64.1
Non-cash cost of land and improved development	13.0	1.6	13.4	5.6
Operating loss attributable to NCI in Timber Funds	2.0	—	2.0	—
Non-operating income	(1.5)	(0.3)	(1.1)	(0.6)
Costs related to the merger with Pope Resources (a)	13.5	—	16.0	—
Large Dispositions (b)	—	—	(28.7)	—
Adjusted EBITDA	$78.6	$60.6	$125.7	$139.7

(a) Costs related to the merger with Pope Resources include legal, accounting, due diligence, consulting and other costs related to the merger with Pope Resources.
(b) Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have a demonstrable premium relative to timberland value. In March 2020, we completed the disposition of approximately 67,000 acres located in Mississippi for a sales price and gain of approximately $116.0 million and $28.7 million, respectively.

The following tables provide a reconciliation of Operating Income (Loss) by segment to Adjusted EBITDA by segment for the respective periods (in millions of dollars):

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Corporate and Other	Total
June 30, 2020
Operating income (loss)	$11.2	($6.7)	$5.0	($1.9)	$24.8	$0.1	($20.9)	$11.7
Operating loss attributable to NCI in Timber Funds	—	—	—	2.0	—	—	—	2.0
Depreciation, depletion and amortization	15.2	10.6	4.9	0.5	6.7	—	0.3	38.3
Non-cash cost of land and improved development	—	—	—	—	13.0	—	—	13.0
Costs related to the merger with Pope Resources (a)	—	—	—	—	—	—	13.5	13.5
Adjusted EBITDA	$26.4	$3.9	$9.9	$0.7	$44.6	$0.1	($7.0)	$78.6

June 30, 2019
Operating income (loss)	$14.7	($3.8)	$12.8	—	$15.5	($0.2)	($7.6)	$31.4
Depreciation, depletion and amortization	12.9	6.0	7.2	—	1.2	—	0.3	27.6
Non-cash cost of land and improved development	—	—	—	—	1.6	—	—	1.6
Adjusted EBITDA	$27.6	$2.2	$20.0	—	$18.3	($0.2)	($7.3)	$60.6

(a) Costs related to the merger with Pope Resources include legal, accounting, due diligence, consulting and other costs related to the merger with Pope Resources.

Six Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Corporate and Other	Total
June 30, 2020
Operating income (loss)	$26.3	($7.6)	$10.4	($1.9)	$51.6	$0.1	($28.6)	$50.2
Operating loss attributable to NCI in Timber Funds	—	—	—	2.0	—	—	—	2.0
Depreciation, depletion and amortization	33.4	21.3	9.7	0.5	7.1	—	0.6	72.6
Non-cash cost of land and improved development	—	—	—	—	13.4	—	—	13.4
Costs related to merger with Pope Resources (a)	—	—	—	—	—	—	16.0	16.0
Large Dispositions (b)	—	—	—	—	(28.7)	—	—	(28.7)
Adjusted EBITDA	$59.7	$13.7	$20.1	$0.7	$43.5	$0.1	($12.0)	$125.7

June 30, 2019
Operating income (loss)	$36.3	($7.6)	$28.5	—	$25.5	$0.3	($13.1)	$69.9
Depreciation, depletion and amortization	32.6	12.9	13.5	—	4.5	—	0.6	64.1
Non-cash cost of land and improved development	—	—	—	—	5.6	—	—	5.6
Adjusted EBITDA	$68.9	$5.3	$42.0	—	$35.7	$0.3	($12.5)	$139.7

(a) Costs related to the merger with Pope Resources include legal, accounting, due diligence, consulting and other costs related to the merger with Pope Resources.
(b) Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have a demonstrable premium relative to timberland value. In March 2020, we completed the disposition of approximately 67,000 acres located in Mississippi for a sales price and gain of approximately $116.0 million and $28.7 million, respectively.

The following table provides a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Six Months Ended June 30,
	2020	2019
Cash provided by operating activities	$82.6	$117.0
Capital expenditures (a)	(29.4)	(29.5)
Costs related to the merger with Pope Resources (b)	16.0	—
CAD attributable to NCI in Timber Funds	(0.9)	—
Working capital and other balance sheet changes	11.4	7.6
CAD	79.7	95.1
Mandatory debt repayments	(25.0)	—
CAD after mandatory debt repayments	54.7	95.1

Cash used for investing activities	($170.8)	($60.8)
Cash provided by (used for) financing activities	$114.9	($78.0)

(a) Capital expenditures during the six months ended June 30, 2020 exclude timberland acquisitions. Excluding the Pope Resources acquisition, timberland acquisitions were $24.2 million and $26.4 million, respectively, during the six months ended June 30, 2020 and June 30, 2019.
(b) Costs related to the merger with Pope Resources include legal, accounting, due diligence, consulting and other costs related to the merger with Pope Resources.
The following table provides supplemental cash flow data (in millions):

	Six Months Ended June 30,
	2020	2019
Purchase of timberlands (a)	($24.2)	($26.4)
Real Estate Development Investments	(3.6)	(1.0)
Distributions to noncontrolling interest in consolidated affiliates	(7.6)	(3.6)

(a) The six months ended June 30, 2020 excludes timberland acquired in the merger with Pope Resources. See Note 2 - Merger with Pope Resources for additional information.

LIQUIDITY FACILITIES
2020 DEBT ACTIVITY
        See Note 7 — Debt for additional information.

OFF-BALANCE SHEET ARRANGEMENTS
We utilize off-balance sheet arrangements to provide credit support for certain suppliers and vendors in case of their default on critical obligations, and collateral for outstanding claims under our previous workers’ compensation self-insurance programs. These arrangements consist of standby letters of credit and surety bonds. As part of our ongoing operations, we also periodically issue guarantees to third parties. Off-balance sheet arrangements are not considered a source of liquidity or capital resources and do not expose us to material risks or material unfavorable financial impacts. See Note 13 — Guarantees for details on the letters of credit and surety bonds as of June 30, 2020.

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
        The following table aggregates our contractual financial obligations as of June 30, 2020 and anticipated cash spending by period:

Contractual Financial Obligations (in millions)	Total	Payments Due by Period
		Remaining 2020	2021-2022	2023-2024	Thereafter
Long-term debt, excluding Timber Funds (a)	$1,305.0	—	$325.0	—	$980.0
Long-term debt, Timber Funds (b)	32.4	—	—	32.4	—
Current maturities of long-term debt, Timber Funds	25.0	25.0	—	—	—
Interest payments on long-term debt, excluding Timber Funds (c)	159.2	16.2	58.5	40.2	44.3
Interest payments on long-term debt, Timber Funds	6.1	1.0	3.1	2.0	—
Operating leases — timberland (d)	170.2	5.0	15.3	13.8	136.1
Operating leases — PP&E, offices (d)	7.0	0.8	2.3	1.7	2.2
Commitments — derivatives (e)	110.5	7.7	30.3	32.6	39.9
Commitments — environmental remediation (f)	11.9	0.7	4.4	4.0	2.8
Commitments — other (g)	12.1	6.9	1.9	0.5	2.8
Total contractual cash obligations	$1,839.4	$63.3	$440.8	$127.2	$1,208.1

(a)The book value of long-term debt, excluding Timber Funds, net of deferred financing costs and fair market value adjustments, is currently recorded at $1,310.5 million on our Consolidated Balance Sheet, but upon maturity the liability will be $1,305.0 million. See Note 7 — Debt for additional information.
(b)The book value of long-term debt for the Timber Funds, net of fair market value adjustments, is currently recorded at $35.6 million on our Consolidated Balance Sheet, but upon maturity the liability will be $32.4 million. See Note 7 - Debt for additional information
(c)Projected interest payments for variable rate debt were calculated based on outstanding principal amounts and interest rates as of June 30, 2020.
(d)Excludes anticipated renewal options.
(e)Commitments — derivatives represents payments expected to be made on derivative financial instruments (foreign exchange contracts, interest rate swaps, interest rate swap locks and forward-starting interest rate swaps). See Note 15 — Derivative Financial Instruments and Hedging Activities.
(f)Commitments - environmental remediation represents our estimate of potential liability associated with environmental contamination at Port Gamble. See Note 12 - Environmental Liabilities.
(g)Commitments — other includes pension contribution requirements based on actuarially determined estimates and IRS minimum funding requirements, payments expected to be made on the Wildlight and Richmond Hill development projects, payments made on timberland deeds and other purchase obligations.

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
Interest Rate Risk
        We are exposed to interest rate risk through our variable rate debt, primarily due to changes in LIBOR. However, we use interest rate swaps to manage our exposure to interest rate movements on our term credit agreements by swapping existing and anticipated future borrowings from floating rates to fixed rates. As of June 30, 2020, we had $935 million of U.S. variable rate debt, including $35 million outstanding on our revolving credit facility and $900 million outstanding on our term credit agreements.
The notional amount of outstanding interest rate swap contracts with respect to our term credit agreements at June 30, 2020 was $900 million. The maturity date of the Term Credit Agreement was extended from August 2024 to April 2028, with the associated interest rate swaps maturing in August 2024. We have entered into forward starting interest rate swaps to cover $150 million of the Term Credit Agreement through the extended maturity date. The Incremental Term Loan Agreement and associated interest rate swaps mature in May 2026, and the 2020 Incremental Term Loan Agreement matures in June 2025 and the associated interest rate swaps mature in June 2030. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in a corresponding increase/decrease in interest payments and expense of approximately $0.4 million over a 12-month period.
        The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. The estimated fair value of our long-term fixed rate debt excluding the Timber Funds at June 30, 2020 was $363 million compared to the $370 million principal amount. The estimated fair value of our Timber Funds’ long-term fixed rate debt at June 30, 2020 was $60.8 million compared to the $57.4 million principal amount. We use interest rates of debt with similar terms and maturities to estimate the fair value of our debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at June 30, 2020 would result in a corresponding decrease/increase in the fair value of our long-term fixed rate debt of approximately $11 million.
        We estimate the periodic effective interest rate on our U.S. long-term fixed and variable rate debt, excluding Timber Funds, to be approximately 3.1% after consideration of interest rate swaps and estimated patronage refunds, excluding unused commitment fees on the revolving credit facility. We estimate the periodic effective interest rate on our Timber Funds’ long-term fixed rate debt to be approximately 3.9% after consideration of estimated patronage refunds.

        The following table summarizes our outstanding debt, interest rate swaps and average interest rates, by year of expected maturity and their fair values at June 30, 2020:

(Dollars in thousands)	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Variable rate debt:
Principal amounts	—	—	—	—	—	$935,000	$935,000	$935,000
Average interest rate (a)(b)	—	—	—	—	—	1.94%	1.94%
Fixed rate debt, excluding Timber Funds:
Principal amounts	—	—	$325,000	—	—	$45,000	$370,000	$362,698
Average interest rate (b)	—	—	3.75%	—	—	5.22%	3.93%
Fixed rate debt, Timber Funds:
Principal amounts	$25,000	—	—	$17,980	$14,400	—	$57,380	$60,824
Average interest rate (b)	4.28%	—	—	5.10%	4.45%	—	4.58%
Interest rate swaps:
Notional amount	—	—	—	—	$350,000	$550,000	$900,000	($65,381)
Average pay rate (b)	—	—	—	—	2.28%	1.31%	1.69%
Average receive rate (b)	—	—	—	—	0.17%	0.17%	0.17%
Forward-starting interest rate swaps
Notional amount	—	—	—	—	—	$475,000	$475,000	($22,832)
Average pay rate (b)	—	—	—	—	—	1.22%	1.22%
Average receive rate (b)	—	—	—	—	—	0.16%	0.16%

(a) Excludes estimated patronage refunds.
(b) Interest rates as of June 30, 2020.

Foreign Currency Exchange Rate Risk
        The functional currency of our New Zealand-based operations and New Zealand subsidiary is the New Zealand dollar. Through these operations and our ownership in the New Zealand subsidiary, we are exposed to foreign currency risk on cash held in foreign currencies, shareholder distributions which are paid in U.S. dollars and on foreign export sales and ocean freight payments that are predominantly denominated in U.S. dollars. To mitigate these risks, the New Zealand subsidiary routinely enters into foreign currency exchange contracts and foreign currency option contracts to hedge a portion of the New Zealand subsidiary’s foreign exchange exposure.
Sales and Expense Exposure
        At June 30, 2020, the New Zealand subsidiary had foreign currency exchange contracts with a notional amount of $62 million and foreign currency option contracts with a notional amount of $36 million outstanding related to foreign export sales and ocean freight payments. The amount hedged represents a portion of forecasted U.S. dollar denominated export timber and log trading sales proceeds over the next 24 months and next 3 months, respectively.

        The following table summarizes our outstanding foreign currency exchange rate risk contracts at June 30, 2020:

(Dollars in thousands)	0-1 months	1-2 months	2-3 months	3-6 months	6-12 months	12-18 months	18-24 months	Total	Fair Value
Foreign exchange contracts to sell U.S. dollar for New Zealand dollar
Notional amount	$8,500	$6,000	$4,000	$10,000	$15,000	$13,000	$5,000	$61,500	$502
Average contract rate	1.5619	1.5619	1.5620	1.5624	1.5635	1.5651	1.5663	1.5634

Foreign currency option contracts to sell U.S. dollar for New Zealand dollar
Notional amount	—	$2,000	$2,000	$4,000	$20,000	$8,000	—	$36,000	$30
Average strike price	—	1.5250	1.5243	1.5779	1.5726	1.6063	—	1.5753

Item 4. CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Rayonier Inc.
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
Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of June 30, 2020.
In the quarter ended June 30, 2020, based upon the evaluation required by Rule 13a-15(d) under the Exchange Act, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

Rayonier, L.P.
The Operating Partnership is responsible for establishing and maintaining adequate disclosure controls and procedures. Disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934 (the “Exchange Act”), are designed with the objective of ensuring information required to be disclosed by Rayonier, L.P. in reports filed under the Exchange Act, such as this quarterly report on Form 10-Q, is (1) recorded, processed, summarized and reported or submitted within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including Rayonier’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all control systems, no control evaluation can provide absolute assurance that all control exceptions and instances of fraud have been prevented or detected on a timely basis. Even systems determined to be effective can provide only reasonable assurance that their objectives are achieved.
Based on an evaluation of the Operating Partnership’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, management, including Rayonier’s Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of June 30, 2020.
In the quarter ended June 30, 2020, based upon the evaluation required by Rule 13a-15(d) under the Exchange Act, there were no changes in internal controls over financial reporting that would materially affect or are reasonably likely to materially affect internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1A.  RISK FACTORS
Our operations are subject to a number of risks. When considering an investment in our securities, you should carefully read and consider these risks, together with all other information in this Quarterly Report on Form 10-Q. If any of the events described in the following risk factors actually occur, our business, financial condition or operating results, as well as the market price of our securities, could be materially adversely affected. The information presented below updates the risk factors set forth in Part I, “Item 1A. Risk Factors,” of the Company’s 2019 Form 10-K.

Coronavirus (COVID-19) Pandemic

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

Failure of Operating Partnership to maintain status as a partnership for U.S. federal income tax purposes

We believe our Operating Partnership qualifies as a partnership for U.S. federal income tax purposes. As a partnership, our Operating Partnership is not subject to U.S. federal income tax on its income. Instead, each of the partners is allocated its share of our Operating Partnership’s income. We cannot assure you, however, that the IRS will not challenge the status of our Operating Partnership as a partnership for U.S. federal income tax purposes. If the IRS were to successfully challenge the status of our Operating Partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our Operating Partnership could make, which could have further implications as to our ability to maintain our status as a REIT. This would substantially reduce our cash available to pay distributions and the return on a unitholder and/or shareholder’s investment.

Item 1. LEGAL PROCEEDINGS

The information set forth in Note 11 — Contingencies in the “Notes to Consolidated Financial Statements” under Item 1 of Part I of this report is incorporated herein by reference.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Rayonier Inc.
ISSUER PURCHASES OF EQUITY SECURITIES

        In February 2016, the Board of Directors approved the repurchase of up to $100 million of Rayonier’s common shares (the “share repurchase program”) to be made at management’s discretion. The program has no time limit and may be suspended or discontinued at any time. There were no shares repurchased under this program in the second quarter of 2020. Based on the period-end closing stock price of $24.79 at June 30, 2020, there was $87.7 million, or approximately 3,538,864 shares, remaining under this program.
        The following table provides information regarding our purchases of Rayonier common shares during the quarter ended June 30, 2020:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (c)
April 1 to April 30	64,379	23.72	—	3,650,788
May 1 to May 31	1,769	25.15	—	3,693,829
June 1 to June 30	20	23.96	—	3,538,864
Total	66,168		—

(a)Includes 66,168 shares of the Company’s common shares purchased in April, May and June from current and former employees in non-open market transactions. The shares were sold by current and former employees of the Company in exchange for cash that was used to pay withholding taxes associated with the vesting of share-based awards under the Company’s Incentive Stock Plan. The price per share surrendered is based on the closing price of the Company’s common shares on the respective vesting dates of the awards.
(b)Purchases made in open-market transactions under the $100 million share repurchase program announced on February 10, 2016.
(c)Maximum number of shares authorized to be purchased under the share repurchase program at the end of April, May and June are based on month-end closing stock prices of $24.03, $23.75 and $24.79, respectively.

Rayonier, L.P.

        During the second quarter of 2020, the Operating Partnership issued an aggregate of 4,446,153 Common Units as partial consideration in the merger with Pope Resources. The Common Units were issued in private offerings exempt from registration requirements pursuant to Section 4(a)(2) of the Securities Act to accredited investors under Rule 501 of the Securities Act.

Item 6. EXHIBITS

2.1
Amendment No. 1, dated as of April 1, 2020, to the Agreement and Plan of Merger, by and among Rayonier Inc., Rayonier, L.P., Rayonier Operating Company LLC, Rayonier Operating Holdings, LLC, Pacific GP Merger Sub I, LLC, Pacific GP Merger Sub II, LLC, Pacific LP Merger Sub III, LLC, Pope Resources, a Delaware limited partnership, Pope MGP, Inc. and Pope EGP, Inc.
Incorporated by reference to Exhibit 2.1 to the Registrant’s April 1, 2020 Form 8-K
3.1	Amended and Restated Agreement of Limited Partnership of Rayonier, L.P., dated as of May 8, 2020	Incorporated by reference to Exhibit 3.1 to the Registrant’s May 13, 2020 Form 8-K
4.1	Pope Resources 2005 Unit Incentive Plan*	Incorporated by reference to Exhibit 4.3 to the Registrant’s May 8, 2020 Form S-8
4.2
Third Supplemental Indenture relating to the 3.750% Senior Notes due 2022, dated as of May 7, 2020, by and among Rayonier Inc., the subsidiary guarantors party thereto, Rayonier, L.P. and The Bank of New York Mellon Trust Company, N.A., as trustee
Incorporated by reference to Exhibit 4.1 to the Registrant’s May 13, 2020 Form 8-K
10.1	2020 Performance Share Award Program*	Incorporated by reference to Exhibit 10.3 to the Registrant’s May 1, 2020 Form 10-Q
10.2
Second Amendment to Credit Agreement, dated as of April 1, 2020, by and among Rayonier Inc., Rayonier TRS Holdings Inc. and Rayonier Operating Company LLC, as borrowers, the several banks, financial institutions and other institutional lenders party thereto and CoBank, ACB as administrative agent, swing line lender and issuing bank
Incorporated by reference to Exhibit 10.4 to the Registrant’s May 1, 2020 Form 10-Q
10.3	Annex A to Second Amendment to Credit Agreement	Incorporated by reference to Exhibit 10.5 to the Registrant’s May 1, 2020 Form 10-Q
10.4
Accordion Increase Agreement, dated as of April 13, 2020, by and among Rayonier Inc., Rayonier TRS Holdings Inc., and Rayonier Operating Company LLC, as borrowers, the several banks, financial institutions and other institutional lenders party thereto and CoBank, ACB as administrative agent, swing line lender and issuing bank
Incorporated by reference to Exhibit 10.6 to the Registrant’s May 1, 2020 Form 10-Q
10.5
Third Amendment and Incremental Term Loan Agreement, dated as of April 16, 2020, by and among Rayonier Inc., Rayonier TRS Holdings Inc., and Rayonier Operating Company LLC, as borrowers, the several banks, financial institutions and other institutional lenders party thereto and CoBank, ACB as administrative agent
Incorporated by reference to Exhibit 10.7 to the Registrant’s May 1, 2020 Form 10-Q
10.6	Tax Protection Agreement, dated as of May 8, 2020, by and among Rayonier Inc., Rayonier, L.P. and Pope Resources, A Delaware Limited Partnership	Incorporated by reference to Exhibit 10.1 to the Registrant’s May 13, 2020 Form 8-K
10.7	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective as of April 1, 2020, executed March 23, 2020*	Filed herewith
10.8	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective as of May 8, 2020, executed May 4, 2020*	Filed herewith
10.9	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective as of May 8, 2020, executed May 8, 2020*	Filed herewith
22.1	List of Guarantor Subsidiaries	Filed herewith

31.1	Rayonier Inc. - Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Rayonier Inc. - Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.3	Rayonier, L.P. - Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.4	Rayonier, L.P. - Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Rayonier Inc. - Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Rayonier, L.P. - Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101	The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2020, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income for the Three and Six Months Ended June 30, 2020 and 2019; (ii) the Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019; (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the Six Months Ended June 30, 2020 and 2019; (iv) the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2020 and 2019; and (v) the Notes to Consolidated Financial Statements	Filed herewith
104	The cover page from the Company’s Quarterly Report on Form 10-Q from the quarter ended June 30, 2020, formatted in Inline XBRL (included as Exhibit 101).
*Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER INC.

By:	/s/ APRIL TICE
April Tice Vice President, Financial Services and Corporate Controller (Duly Authorized Officer, Principal Accounting Officer)
Date: August 10, 2020

RAYONIER, L.P.

By: RAYONIER INC., its sole general partner

By:	/s/ APRIL TICE
April Tice Vice President, Financial Services and Corporate Controller (Duly Authorized Officer, Principal Accounting Officer)
Date: August 10, 2020