Form 10-Q
period 2020-09-30
RAYONIER INC; Rayonier, L.P.
filed 2020-11-02
CIK 52827, 1806931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Rayonier Inc.    Yes ☐        No  ☒    Rayonier, L.P.    Yes ☐        No  ☒
As of October 23, 2020, Rayonier Inc. had 136,518,249 Common Shares outstanding. As of October 23, 2020, Rayonier, L.P. had 4,444,910 Common Units outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarterly period ended September 30, 2020 of Rayonier Inc., a North Carolina corporation, and Rayonier, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Rayonier” or “the Company” mean Rayonier Inc. and references to the “Operating Partnership” mean Rayonier, L.P. References to “we,” “us,” and “our” mean collectively Rayonier Inc., the Operating Partnership and entities/subsidiaries owned or controlled by Rayonier Inc. and/or the Operating Partnership.

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

As of September 30, 2020, the Company owned a 96.8% interest in the Operating Partnership, with the remaining 3.2% interest owned by limited partners of the Operating Partnership. As the sole general partner of the Operating Partnership, Rayonier Inc. has exclusive control of the day-to-day management of the Operating Partnership.

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
•Creates efficiencies for investors by reducing duplicative disclosures and providing a single comprehensive document; and
•Generates time and cost savings associated with the preparation of the reports when compared to preparing separate reports for each entity.

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
•A separate Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds section related to each reporting entity; and
•Separate Exhibit 31 and 32 certifications for each reporting entity within Part II, Item 6.

i

PART I.        FINANCIAL INFORMATION

Item 1.         Financial Statements

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
SALES (NOTE 3)	$198,875	$156,417	$653,635	$532,764
Costs and Expenses
Cost of sales	(180,944)	(134,463)	(545,333)	(418,169)
Selling and general expenses	(14,498)	(10,102)	(37,036)	(30,896)
Other operating expense, net (Note 19)	(1,653)	(865)	(19,247)	(2,799)
	(197,095)	(145,430)	(601,616)	(451,864)
OPERATING INCOME	1,780	10,987	52,019	80,900
Interest expense	(10,421)	(7,996)	(28,457)	(23,629)
Interest and other miscellaneous (expense) income, net	(137)	788	1,232	3,178
(LOSS) INCOME BEFORE INCOME TAXES	(8,778)	3,779	24,794	60,449
Income tax expense (Note 10)	(720)	(2,251)	(7,416)	(10,208)
NET (LOSS) INCOME	(9,498)	1,528	17,378	50,241
Less: Net loss (income) attributable to noncontrolling interest in the Operating Partnership	25	—	(195)	—
Less: Net loss (income) attributable to noncontrolling interests in consolidated affiliates	8,715	(1,961)	9,647	(7,129)
NET (LOSS) INCOME ATTRIBUTABLE TO RAYONIER INC.	(758)	(433)	26,830	43,112
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of income tax effect of $0, $0, $0, and $0	12,476	(28,524)	(8,290)	(28,095)
Cash flow hedges, net of income tax effect of $645, $888, $530 and $644	7,861	(12,424)	(82,890)	(42,629)
Amortization of pension and postretirement plans, net of income tax expense of $0, $0, $0 and $0	217	112	652	337
Total other comprehensive income (loss)	20,554	(40,836)	(90,528)	(70,387)
COMPREHENSIVE INCOME (LOSS)	11,056	(39,308)	(73,150)	(20,146)
Less: Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(508)	—	(1,184)	—
Less: Comprehensive loss (income) attributable to noncontrolling interests in consolidated affiliates	5,017	5,169	10,761	(197)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO RAYONIER INC.	$15,565	($34,139)	($63,573)	($20,343)
(LOSS) EARNINGS PER COMMON SHARE (NOTE 14)
Basic (loss) earnings per share attributable to Rayonier Inc.	($0.01)	—	$0.20	$0.33
Diluted (loss) earnings per share attributable to Rayonier Inc.	($0.01)	—	$0.20	$0.33

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents, excluding Timber Funds	$75,178	$68,735
Cash and cash equivalents, Timber Funds	2,973	—
Total cash and cash equivalents	78,151	68,735
Accounts receivable, less allowance for doubtful accounts of $41 and $24	45,439	27,127
Inventory (Note 21)	13,767	14,518
Prepaid expenses	19,342	14,728
Assets held for sale (Note 25)	9,727	—
Other current assets	2,388	867
Total current assets	168,814	125,975
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	3,284,695	2,482,047
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 8)	108,286	81,791
PROPERTY, PLANT AND EQUIPMENT
Land	5,566	4,131
Buildings	29,221	23,095
Machinery and equipment	4,686	4,339
Construction in progress	404	348
Total property, plant and equipment, gross	39,877	31,913
Less — accumulated depreciation	(11,087)	(9,662)
Total property, plant and equipment, net	28,790	22,251
RESTRICTED CASH (NOTE 22)	475	1,233
RIGHT-OF-USE ASSETS (NOTE 4)	100,297	99,942
OTHER ASSETS	35,642	47,757
TOTAL ASSETS	$3,726,999	$2,860,996
LIABILITIES, NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$24,645	$18,160
Current maturities of long-term debt, excluding Timber Funds (Note 7)	—	82,000
Accrued taxes	8,067	3,032
Accrued payroll and benefits	10,028	8,869
Accrued interest	9,203	5,205
Deferred revenue	15,673	11,440
Other current liabilities	24,450	22,480
Total current liabilities	92,066	151,186
LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS, EXCLUDING TIMBER FUNDS (NOTE 7)	1,318,205	973,129
LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS, TIMBER FUNDS (NOTE 7)	60,391	—
PENSION AND OTHER POSTRETIREMENT BENEFITS (NOTE 17)	21,765	25,311
LONG-TERM LEASE LIABILITY (NOTE 4)	91,122	90,481
OTHER NON-CURRENT LIABILITIES	174,772	83,247
COMMITMENTS AND CONTINGENCIES (NOTES 9 and 11)
NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP (NOTE 5)	117,530	—
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 shares authorized,136,518,006 and 129,331,069 shares issued and outstanding	1,065,188	888,177
Retained earnings	485,636	583,006
Accumulated other comprehensive loss (Note 23)	(121,605)	(31,202)
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,429,219	1,439,981
Noncontrolling interests in consolidated affiliates (Note 5)	421,929	97,661
TOTAL SHAREHOLDERS’ EQUITY	1,851,148	1,537,642
TOTAL LIABILITIES, NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND SHAREHOLDERS’ EQUITY	$3,726,999	$2,860,996
See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except share data)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2020	129,331,069	$888,177	$583,006	($31,202)	$97,661	$1,537,642
Net income	—	—	25,854	—	567	26,421
Dividends ($0.27 per share)	—	—	(34,813)	—	—	(34,813)
Issuance of shares under incentive stock plans	2,407	66	—	—	—	66
Stock-based compensation	—	1,510	—	—	—	1,510
Repurchase of common shares made under repurchase program	(152,237)	—	(3,152)	—	—	(3,152)
Amortization of pension and postretirement plan liabilities	—	—	—	217	—	217
Foreign currency translation adjustment	—	—	—	(33,894)	(10,129)	(44,023)
Cash flow hedges	—	—	—	(82,376)	(1,099)	(83,475)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(725)	(725)
Balance, March 31, 2020	129,181,239	$889,753	$570,895	($147,255)	$86,275	$1,399,668
Issuances of shares associated with the merger with Pope Resources	7,181,071	172,418	—	—	—	172,418
Net income (loss)	—	—	1,954	—	(1,499)	455
Net income attributable to noncontrolling interest in the Operating Partnership	—	—	(219)	—	—	(219)
Dividends ($0.27 per share) (a)	—	—	(36,957)	—	—	(36,957)
Issuance of shares under incentive stock plans	215,970	222	—	—	—	222
Stock-based compensation	—	2,668	—	—	—	2,668
Repurchase of common shares	(66,168)	(1,572)	—	—	—	(1,572)
Acquisition of noncontrolling interests in consolidated affiliates	—	—	—	—	372,381	372,381
Adjustment of noncontrolling interest in the Operating Partnership	—	—	(3,992)	—	—	(3,992)
Amortization of pension and postretirement plan liabilities	—	—	—	217	—	217
Foreign currency translation adjustment	—	—	—	17,872	5,386	23,258
Cash flow hedges	—	—	—	(8,306)	1,030	(7,276)
Allocation of other comprehensive income to noncontrolling interests in the Operating Partnership	—	—	—	(457)	—	(457)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(6,856)	(6,856)
Balance, June 30, 2020	136,512,112	$1,063,489	$531,681	($137,929)	$456,717	$1,913,958

Balance, June 30, 2020	136,512,112	$1,063,489	$531,681	($137,929)	$456,717	$1,913,958
Net loss	—	—	(783)	—	(8,715)	(9,498)
Net loss attributable to noncontrolling interest in the Operating Partnership	—	—	25	—	—	25
Dividends ($0.27 per share) (a)	—	—	(37,257)	—	—	(37,257)
Costs associated with the “At-the-Market” (ATM) offering program	—	(456)	—	—	—	(456)
Issuance of shares under incentive stock plans	6,079	167	—	—	—	167
Stock-based compensation	—	1,965	—	—	—	1,965
Repurchase of common shares	(1,185)	(4)	—	—	—	(4)
Measurement period adjustment of noncontrolling interests in consolidated affiliates	—	—	—	—	(701)	(701)
Adjustment of noncontrolling interest in the Operating Partnership	—	—	(8,030)	—	—	(8,030)
Conversion of common units to common shares	1,000	27	—	—	—	27
Amortization of pension and postretirement plan liabilities	—	—	—	217	—	217
Foreign currency translation adjustment	—	—	—	9,160	3,316	12,476
Cash flow hedges	—	—	—	7,479	382	7,861
Allocation of other comprehensive income to noncontrolling interests in the Operating Partnership	—	—	—	(532)	—	(532)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(667)	(667)
Noncontrolling interests in consolidated affiliates redemption of shares	—	—	—	—	(28,403)	(28,403)
Balance, September 30, 2020	136,518,006	$1,065,188	$485,636	($121,605)	$421,929	$1,851,148

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

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES
Net income	$17,378	$50,241
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	119,479	91,939
Non-cash cost of land and improved development	20,701	9,985
Stock-based incentive compensation expense	6,143	5,383
Deferred income taxes	10,267	8,133
Amortization of losses from pension and postretirement plans	652	337
Timber write-offs due to casualty events	15,203	—
Gain on sale of large disposition of timberlands	(28,655)	—
Other	(6,986)	(760)
Changes in operating assets and liabilities, net of effects of merger with Pope Resources:
Receivables	(14,089)	(1,839)
Inventories	(2,310)	(1,107)
Accounts payable	6,553	2,021
All other operating activities	(6,352)	(140)
CASH PROVIDED BY OPERATING ACTIVITIES	137,984	164,193
INVESTING ACTIVITIES
Capital expenditures	(44,679)	(45,271)
Real estate development investments	(5,448)	(3,349)
Purchase of timberlands	(24,379)	(81,913)
Net proceeds from large disposition of timberlands	115,666	—
Net cash consideration for merger with Pope Resources	(231,068)	—
Other	5,127	(2,219)
CASH USED FOR INVESTING ACTIVITIES	(184,781)	(132,752)
FINANCING ACTIVITIES
Issuance of debt	320,000	—
Repayment of debt	(132,000)	—
Dividends paid on common stock	(109,136)	(106,125)
Distributions to noncontrolling interests in the Operating Partnership	(2,401)	—
Proceeds from the issuance of common shares under incentive stock plan	233	831
Repurchase of common shares	(1,577)	(4,249)
Debt issuance costs	(2,483)	—
Offering issuance costs	(456)	—
Repurchase of common shares made under repurchase program	(3,152)	(8,430)
Proceeds from shareholder distribution hedge	—	135
Noncontrolling interests in consolidated affiliates redemption of shares	(5,113)	—
Distributions to noncontrolling interest in consolidated affiliates	(8,247)	(7,315)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	55,668	(125,153)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(213)	(2,808)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	8,658	(96,520)
Balance, beginning of year	69,968	156,454
Balance, end of period	$78,626	$59,934
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest (a)	$25,546	$20,578
Income taxes	621	1,352
Non-cash investing activity:
Capital assets purchased on account	3,250	2,271
Non-cash financing activity:
Equity consideration for merger with Pope Resources	$172,640	—
Redeemable Common Unit consideration for merger with Pope Resources	106,752	—

(a)Interest paid is presented net of patronage payments received of $4.7 million and $4.0 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. For additional information on patronage payments, see Note 6 — Debt in the 2019 Form 10-K.
See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
SALES (NOTE 3)	$198,875	$156,417	$653,635	$532,764
Costs and Expenses
Cost of sales	(180,944)	(134,463)	(545,333)	(418,169)
Selling and general expenses	(14,498)	(10,102)	(37,036)	(30,896)
Other operating expense, net (Note 19)	(1,653)	(865)	(19,247)	(2,799)
	(197,095)	(145,430)	(601,616)	(451,864)
OPERATING INCOME	1,780	10,987	52,019	80,900
Interest expense	(10,421)	(7,996)	(28,457)	(23,629)
Interest and other miscellaneous (expense) income, net	(137)	788	1,232	3,178
(LOSS) INCOME BEFORE INCOME TAXES	(8,778)	3,779	24,794	60,449
Income tax expense (Note 10)	(720)	(2,251)	(7,416)	(10,208)
NET (LOSS) INCOME	(9,498)	1,528	17,378	50,241
Less: Net loss (income) attributable to noncontrolling interests in consolidated affiliates	8,715	(1,961)	9,647	(7,129)
NET (LOSS) INCOME ATTRIBUTABLE TO RAYONIER, L.P. COMMON UNITHOLDERS	(783)	(433)	27,025	43,112
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of income tax effect of $0, $0, $0, and $0	12,476	(28,524)	(8,290)	(28,095)
Cash flow hedges, net of income tax effect of $645, $888, $530 and $644	7,861	(12,424)	(82,890)	(42,629)
Amortization of pension and postretirement plans, net of income tax expense of $0, $0, $0 and $0	217	112	652	337
Total other comprehensive income (loss)	20,554	(40,836)	(90,528)	(70,387)
COMPREHENSIVE INCOME (LOSS)	11,056	(39,308)	(73,150)	(20,146)
Less: Comprehensive loss (income) attributable to noncontrolling interests in consolidated affiliates	5,017	5,169	10,761	(197)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO RAYONIER, L.P. COMMON UNITHOLDERS	$16,073	($34,139)	($62,389)	($20,343)
(LOSS) EARNINGS PER COMMON UNIT (NOTE 14)
Basic (loss) earnings per unit attributable to Rayonier, L.P.	($0.01)	—	$0.20	$0.33
Diluted (loss) earnings per unit attributable to Rayonier, L.P.	($0.01)	—	$0.20	$0.33

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	September 30, 2020	December 31, 2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents, excluding Timber Funds	$75,178	$68,735
Cash and cash equivalents, Timber Funds	2,973	—
Total cash and cash equivalents	78,151	68,735
Accounts receivable, less allowance for doubtful accounts of $41 and $24	45,439	27,127
Inventory (Note 21)	13,767	14,518
Prepaid expenses	19,342	14,728
Assets held for sale (Note 25)	9,727	—
Other current assets	2,388	867
Total current assets	168,814	125,975
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	3,284,695	2,482,047
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 8)	108,286	81,791
PROPERTY, PLANT AND EQUIPMENT
Land	5,566	4,131
Buildings	29,221	23,095
Machinery and equipment	4,686	4,339
Construction in progress	404	348
Total property, plant and equipment, gross	39,877	31,913
Less — accumulated depreciation	(11,087)	(9,662)
Total property, plant and equipment, net	28,790	22,251
RESTRICTED CASH (NOTE 22)	475	1,233
RIGHT-OF-USE ASSETS (NOTE 4)	100,297	99,942
OTHER ASSETS	35,642	47,757
TOTAL ASSETS	$3,726,999	$2,860,996
LIABILITIES, REDEEMABLE OPERATING PARTNERSHIP UNITS AND CAPITAL
CURRENT LIABILITIES
Accounts payable	$24,645	$18,160
Current maturities of long-term debt, excluding Timber Funds (Note 7)	—	82,000
Accrued taxes	8,067	3,032
Accrued payroll and benefits	10,028	8,869
Accrued interest	9,203	5,205
Deferred revenue	15,673	11,440
Other current liabilities	24,450	22,480
Total current liabilities	92,066	151,186
LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS, EXCLUDING TIMBER FUNDS (NOTE 7)	1,318,205	973,129
LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS, TIMBER FUNDS (NOTE 7)	60,391	—
PENSION AND OTHER POSTRETIREMENT BENEFITS (NOTE 17)	21,765	25,311
LONG-TERM LEASE LIABILITY (NOTE 4)	91,122	90,481
OTHER NON-CURRENT LIABILITIES	174,772	83,247
COMMITMENTS AND CONTINGENCIES (NOTES 9 and 11)
REDEEMABLE OPERATING PARTNERSHIP UNITS (NOTE 5) 4,445,153 and 0 Common Units outstanding, respectively	117,530	—
CAPITAL
General partners’ capital	15,498	14,712
Limited partners’ capital	1,534,337	1,456,471
Accumulated other comprehensive loss (Note 23)	(120,616)	(31,202)
TOTAL CONTROLLING INTEREST CAPITAL	1,429,219	1,439,981
Noncontrolling interests in consolidated affiliates (Note 5)	421,929	97,661
TOTAL CAPITAL	1,851,148	1,537,642
TOTAL LIABILITIES, REDEEMABLE OPERATING PARTNERSHIP UNITS AND CAPITAL	$3,726,999	$2,860,996
See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Unaudited)
(Dollars in thousands, except share data)

			Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total Capital
	Common Units
	General Partners’ Capital	Limited Partners’ Capital
Balance, January 1, 2020	$14,712	$1,456,471	($31,202)	$97,661	$1,537,642
Distributions on common units ($0.27 per common unit)	(349)	(34,464)	—	—	(34,813)
Issuance of common units under incentive stock plans	1	65	—	—	66
Stock-based compensation	15	1,495	—	—	1,510
Repurchase of common units made under repurchase program	(32)	(3,120)	—	—	(3,152)
Net income	259	25,595	—	567	26,421
Amortization of pension and postretirement plan liabilities	—	—	217	—	217
Foreign currency translation adjustment	—	—	(33,894)	(10,129)	(44,023)
Cash flow hedges	—	—	(82,376)	(1,099)	(83,475)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(725)	(725)
Balance, March 31, 2020	$14,606	$1,446,042	($147,255)	$86,275	$1,399,668
Issuance of common units associated with the merger with Pope Resources	1,724	170,694	—	—	172,418
Distributions on common units ($0.27 per common unit)	(382)	(37,775)	—	—	(38,157)
Issuance of common units under incentive stock plans	2	220	—	—	222
Stock-based compensation	27	2,641	—	—	2,668
Repurchase of common units	(15)	(1,557)	—	—	(1,572)
Adjustment of Redeemable Common Units	(35)	(3,433)	—	—	(3,468)
Net income (loss)	20	1,934	—	(1,499)	455
Acquisition of noncontrolling interests in consolidated affiliates	—	—	—	372,381	372,381
Amortization of pension and postretirement plan liabilities	—	—	217	—	217
Foreign currency translation adjustment	—	—	17,872	5,386	23,258
Cash flow hedges	—	—	(8,306)	1,030	(7,276)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(6,856)	(6,856)
Balance, June 30, 2020	$15,947	$1,578,766	($137,472)	$456,717	$1,913,958
Conversion of common units to common shares	—	27	—	—	27
Distributions on common units ($0.27 per common unit)	(385)	(38,072)	—	—	(38,457)
Costs associated with the “At-the-Market” (ATM) program	(5)	(451)	—	—	(456)
Issuance of common units under incentive stock plans	2	165	—	—	167
Stock-based compensation	20	1,945	—	—	1,965
Repurchase of common units	—	(4)	—	—	(4)
Adjustment of Redeemable Common Units	(73)	(7,264)	—	—	(7,337)
Net loss	(8)	(775)	—	(8,715)	(9,498)
Measurement period adjustment of noncontrolling interests in consolidated affiliates	—	—	—	(701)	(701)
Amortization of pension and postretirement plan liabilities	—	—	217	—	217
Foreign currency translation adjustment	—	—	9,160	3,316	12,476
Cash flow hedges	—	—	7,479	382	7,861
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(667)	(667)
Noncontrolling interests in consolidated affiliates redemption of unit equivalents	—	—	—	(28,403)	(28,403)
Balance, September 30, 2020	$15,498	$1,534,337	($120,616)	$421,929	$1,851,148

	Common Units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Affiliates	Total Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance, January 1, 2019	$15,566	$1,541,068	$239	$97,677	$1,654,550
Distributions on common units ($0.27 per common unit)	(351)	(34,698)	—	—	(35,049)
Issuance of common units under incentive stock plans	6	591	—	—	597
Stock-based compensation	15	1,462	—	—	1,477
Repurchase of common units	—	(33)	—	—	(33)
Net income	248	24,546	—	2,999	27,793
Amortization of pension and postretirement plan liabilities	—	—	112	—	112
Foreign currency translation adjustment	—	—	4,680	1,353	6,033
Cash flow hedges	—	—	(10,884)	198	(10,686)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(3,594)	(3,594)
Balance, March 31, 2019	$15,484	$1,532,936	($5,853)	$98,633	$1,641,200
Distributions on common units ($0.27 per common unit)	(351)	(34,774)	—	—	(35,125)
Issuance of common units under incentive stock plans	2	175	—	—	177
Stock-based compensation	23	2,321	—	—	2,344
Repurchase of common units	(42)	(4,165)	—	—	(4,207)
Net income	188	18,564	—	2,168	20,920
Amortization of pension and postretirement plan liabilities	—	—	112	—	112
Foreign currency translation adjustment	—	—	(4,305)	(1,299)	(5,604)
Cash flow hedges	—	—	(19,465)	(54)	(19,519)
Balance, June 30, 2019	$15,304	$1,515,057	($29,511)	$99,448	$1,600,298
Distributions on common units ($0.27 per common unit)	(348)	(34,481)	—	—	(34,829)
Issuance of common units under incentive stock plans	1	56	—	—	57
Stock-based compensation	15	1,547	—	—	1,562
Repurchase of common units	(85)	(8,353)	—	—	(8,438)
Net (loss) income	(4)	(429)	—	1,961	1,528
Amortization of pension and postretirement plan liabilities	—	—	112	—	112
Foreign currency translation adjustment	—	—	(21,918)	(6,606)	(28,524)
Cash flow hedges	—	—	(11,899)	(525)	(12,424)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(3,721)	(3,721)
Balance, September 30, 2019	$14,883	$1,473,397	($63,216)	$90,557	$1,515,621

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2020	2019
OPERATING ACTIVITIES
Net income	$17,378	$50,241
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	119,479	91,939
Non-cash cost of land and improved development	20,701	9,985
Stock-based incentive compensation expense	6,143	5,383
Deferred income taxes	10,267	8,133
Amortization of losses from pension and postretirement plans	652	337
Timber write-offs due to casualty events	15,203	—
Gain on sale of large disposition of timberlands	(28,655)	—
Other	(6,986)	(760)
Changes in operating assets and liabilities, net of effects of merger with Pope Resources:
Receivables	(14,089)	(1,839)
Inventories	(2,310)	(1,107)
Accounts payable	6,553	2,021
All other operating activities	(6,352)	(140)
CASH PROVIDED BY OPERATING ACTIVITIES	137,984	164,193
INVESTING ACTIVITIES
Capital expenditures	(44,679)	(45,271)
Real estate development investments	(5,448)	(3,349)
Purchase of timberlands	(24,379)	(81,913)
Net proceeds from large disposition of timberlands	115,666	—
Cash consideration for merger with Pope Resources, net of cash acquired	(231,068)	—
Other	5,127	(2,219)
CASH USED FOR INVESTING ACTIVITIES	(184,781)	(132,752)
FINANCING ACTIVITIES
Issuance of debt	320,000	—
Repayment of debt	(132,000)	—
Distribution on common units	(111,537)	(106,125)
Proceeds from the issuance of common units under incentive stock plan	233	831
Repurchase of common units	(1,577)	(4,249)
Debt issuance costs	(2,483)	—
Offering issuance costs	(456)	—
Repurchase of common units made under repurchase program	(3,152)	(8,430)
Proceeds from shareholder distribution hedge	—	135
Noncontrolling interests in consolidated affiliates redemption of shares	(5,113)	—
Distributions to noncontrolling interest in consolidated affiliates	(8,247)	(7,315)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	55,668	(125,153)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(213)	(2,808)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	8,658	(96,520)
Balance, beginning of year	69,968	156,454
Balance, end of period	$78,626	$59,934
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest (a)	$25,546	$20,578
Income taxes	621	1,352
Non-cash investing activity:
Capital assets purchased on account	3,250	2,271
Non-cash financing activity:
Common unit consideration for merger with Pope Resources	$172,640	—
Redeemable Common Unit consideration for merger with Pope Resources	106,752	—

(a)Interest paid is presented net of patronage payments received of $4.7 million and $4.0 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. For additional information on patronage payments, see Note 6 — Debt in the 2019 Form 10-K.
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
On May 8, 2020, Rayonier, L.P. acquired Pope Resources and became the general partner of Pope Resources. The acquisition occurred pursuant to a series of mergers (the “Mergers”) provided for in Agreement and Plan of Merger, dated as of January 14, 2020, as amended by Amendment No. 1, dated as of April 1, 2020 (as amended, the “Merger Agreement”), by and among Rayonier Inc., Rayonier, L.P., Rayonier Operating Company LLC, Rayonier Operating Company Holdings, LLC, Pacific GP Merger Sub I, LLC, Pacific GP Merger Sub II, LLC, Pacific LP Merger Sub III, LLC, Pope Resources, Pope EGP, Inc. and Pope MGP, Inc. As of September 30, 2020, the Company owned a 96.8% interest in the Operating Partnership, with the remaining 3.2% interest owned by limited partners of the Operating Partnership. As the sole general partner of the Operating Partnership, Rayonier Inc. has exclusive control of the day-to-day management of the Operating Partnership.
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
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The effect of the change in reporting entity on Rayonier L.P.’s operating income, net income attributable to Rayonier, L.P. and per unit amounts for the three and nine months ended September 30, 2020 and 2019, are presented below (in thousands, except per unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Operating income	—	—	—	—
Net income attributable to Rayonier, L.P. (a)	($3,596)	($3,596)	($10,788)	($10,788)
Basic earnings per unit attributable to Rayonier, L.P.	($0.03)	($0.03)	($0.08)	($0.08)
Diluted earnings per unit attributable to Rayonier, L.P.	($0.03)	($0.03)	($0.08)	($0.08)

(a) The effect of the change in net income attributable to Rayonier, L.P. is due to the interest expense and guarantee fees associated with the 2022 Notes.

SUMMARY OF UPDATES TO SIGNIFICANT ACCOUNTING POLICIES
REDEEMABLE COMMON UNITS
Limited partners holding Redeemable Common Units have the right to put any and all of the common units to the Operating Partnership in exchange for Rayonier registered common shares, on a one-for-one basis, or cash, at Rayonier’s option. Consequently, these Redeemable Common Units are classified outside of permanent partners’ capital in the Operating Partnership's accompanying balance sheets. The recorded value of the Redeemable Common Units is based on the higher of 1) initial carrying amount, increased or decreased for its share of net income or loss, other comprehensive income or loss, and dividend or 2) redemption value as measured by the closing price of Rayonier common stock on the balance sheet date multiplied by the total number of Redeemable Common Units outstanding.
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
MERGER WITH POPE RESOURCES
On May 8, 2020, we completed the acquisition of Pope Resources. Therefore, Pope Resources’ balance sheet and results of operations are included in our consolidated financial statements from and after the date of acquisition. See Note 2 - Merger with Pope Resources, Note 7 - Debt, and Note 20 - Charges for Integration and Restructuring for further information pertaining to the merger.
As a result of the Mergers, we have revised our reportable business segments, adding one additional segment, Timber Funds. Please see Note 6 - Segment and Geographical information for more information about our revised business segments.
NEW REAL ESTATE SALES CATEGORY
Effective September 2020, we added a new Real Estate sales category, “Conservation Easement,” in which we sell the development rights but withhold the rights to grow and harvest timber on a parcel or parcels of land. See Note 3 - Revenue for further information.
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
NEW ACCOUNTING STANDARDS
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides optional guidance to ease the potential burden in accounting due to reference rate reform. The guidance in this update provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. We are currently evaluating our contracts and the optional expedients provided by the new standard.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes. The guidance issued in this update simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU No. 2019-12 also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard will be effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those fiscal years. We do not expect a material impact on our Consolidated Financial Statements as a result of the new standard.
SUBSEQUENT EVENTS
We have evaluated events occurring from September 30, 2020 to the date of issuance of these Consolidated Financial Statements for potential recognition or disclosure in the consolidated financial statements. No events were identified that warranted recognition or disclosure.

2.    MERGER WITH POPE RESOURCES

On May 8, 2020, Rayonier Inc. and Rayonier, L.P. acquired Pope Resources in connection with the Mergers. Pope Resources was a master limited partnership that primarily owned and managed timberlands in the U.S. Pacific Northwest. Pope Resources also managed and co-invested in three private equity timber funds and developed and sold real estate properties. The merger added approximately 124,000 acres of high-quality, predominantly Douglas-fir timberlands to our Pacific Northwest timberland portfolio as well as a private equity timber fund business with three funds comprising approximately 141,000 acres. Additionally, we believe the Mergers augmented our higher-and-better-use real estate pipeline with rural and conservation land sale opportunities and high-potential improved development projects in the West Puget Sound area.

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
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Holders of Pope Resources units who did not make a valid election received shares of Rayonier common stock. The elections were subject to proration to ensure that the aggregate amount of Rayonier shares and Rayonier, L.P. units, on the one hand, and cash, on the other hand, issued in the merger equaled the amounts issued as if every Pope Resources unit converted into merger consideration received 2.751 shares of Rayonier common stock or Rayonier, L.P. units and $37.50 in cash.
Upon consummation of the merger, all outstanding Pope Resources restricted units were converted into equivalent equity awards with respect to Rayonier common shares. Pope Resources directors and some executive employees of Pope Resources held restricted Pope Resources units that were subject to accelerated vesting in connection with the merger. Since a portion of these Pope Resources units relate to services rendered to Pope Resources prior to the merger, a portion of the replacement Rayonier restricted stock awards’ fair value is included in the consideration transferred. See additional details about the replacement restricted stock awards in Note 18 — Incentive Stock Plans.

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
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table contains the amounts of cash transferred in the merger and net cash consideration shown in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2020:

September 30, 2020
Cash consideration transferred	$247,318
Less: Cash assumed in merger	(16,250)
Net cash consideration shown in the Consolidated Statements of Cash Flows	$231,068
We recognized approximately $2.5 million, $13.5 million, and $0.4 million of merger-related costs that were expensed during the first, second and third quarters of 2020, respectively. See Note 20 — Charges for Integration and Restructuring for descriptions of the components of merger-related costs.

The acquisition of Pope Resources has been accounted for as a business combination under ASC 805, Business Combinations, (“ASC 805”). Under ASC 805, assets acquired and liabilities assumed in a business combination must be recorded at their fair value as of the acquisition date. Recorded fair valuation of assets acquired and liabilities assumed related to the acquisition of Pope Resources is preliminary and will be completed as soon as practicable, but no later than one year after the consummation of the transaction. Pursuant to ASC 805, the financial statements will not be retrospectively adjusted for any provisional amount changes that occur in subsequent periods. Rather, we will recognize any provisional amount adjustments during the reporting period in which the adjustments are determined. We will also be required to record, in the same period's financial statements, the effect on earnings of changes in depletion, depreciation, amortization, or other income effects, if any, as a result of any change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Our consolidated financial statements as of and for the nine months ended September 30, 2020, include results of operations for Pope Resources from May 8, 2020 through September 30, 2020.

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
The preliminary allocation of purchase price to the identifiable assets acquired and liabilities assumed was based on preliminary estimates of fair value as of May 8, 2020, and is as follows (in thousands):

	Core Timberlands	Timber Funds	Total
Timberland and Real Estate Business
Cash	$7,380	$8,870	$16,250
Accounts receivable	2,265	1,794	4,059
Other current assets	651	499	1,150
Timber and Timberlands	515,541	471,900	987,441
Higher and Better Use Timberlands and Real Estate Development Investments	27,722	—	27,722
Property, plant and equipment	8,307	—	8,307
Other assets	4,297	—	4,297
Total identifiable assets acquired	$566,163	$483,063	$1,049,226

Accounts payable	274	293	567
Current maturities of long-term debt	—	25,084	25,084
Accrued interest	244	275	519
Other current liabilities	7,203	1,940	9,143
Long-term debt	53,502	35,759	89,261
Long-term environmental liabilities	11,000	—	11,000
Other non-current liabilities (a)	4,051	—	4,051
Total liabilities assumed	$76,274	$63,351	$139,625

Net identifiable assets	$489,889	$419,712	$909,601
Less: noncontrolling interest	(3,307)	(368,373)	(371,680)
Total net assets acquired	$486,582	$51,339	$537,921

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
In September 2020, fires in Oregon burned approximately 6,700 acres of land owned by ORM Timber Fund II, which we manage and in which we hold a 20% ownership interest, and approximately 400 acres of land owned by ORM Timber Fund IV, which we manage and in which we hold a 15% ownership interest. As a result, we wrote off $8.8 million and $0.4 million of non-salvageable timber basis in Timber Fund II and Timber Fund IV, of which $1.8 million and $0.1 million was attributable to Rayonier, respectively. The amounts of these write-offs are based on preliminary fair value estimates of the underlying basis in the respective Funds’ timberlands and are subject to adjustments, which could be material. Once the purchase price allocation is finalized, the amounts of the write-offs will more than likely change.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The amount of revenue of Pope Resources included in our Consolidated Statements of Income and Comprehensive Income from the date of the merger to September 30, 2020 is approximately $28.8 million. The net income effect resulting from the merger with Pope Resources for the three and nine months ended September 30, 2020 is impracticable to determine, as we immediately integrated Pope Resources into our ongoing operations.

Pursuant to ASC 805, unaudited supplemental pro forma results of operations for the three and nine months ended September 30, 2020 and 2019, assuming the acquisition had occurred as of January 1, 2019, are presented below (in thousands, except per share and unit amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales	$198,975	$184,300	$684,900	$613,800

Net income (loss) attributable to Rayonier Inc.	($342)	($7,975)	$28,317	$25,722
Basic earnings (loss) per share attributable to Rayonier Inc.	—	($0.06)	$0.21	$0.19
Diluted earnings (loss) per share attributable to Rayonier Inc.	—	($0.06)	$0.21	$0.19

Net income (loss) attributable to Rayonier, L.P.	($353)	($8,235)	$29,240	$26,560
Basic earnings (loss) per unit attributable to Rayonier, L.P.	—	($0.06)	$0.21	$0.19
Diluted earnings (loss) per unit attributable to Rayonier, L.P.	—	($0.06)	$0.21	$0.19
The unaudited pro forma results include certain pro forma adjustments to net earnings that were directly attributable to the acquisition, assuming the acquisition had occurred on January 1, 2019, including the following:

•additional depletion expense that would have been recognized relating to the basis increase in the acquired Timber and Timberlands;
•adjustment to interest expense to reflect the removal of Pope Resources debt and the additional borrowings we incurred in conjunction with the acquisition; and
•a reduction in expenses for the three and nine months ended September 30, 2020 of $0.4 million and $31.6 million, respectively, for acquisition-related transaction costs.
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
NEW REAL ESTATE SALES CATEGORY

Effective September 2020, we added a new Real Estate sales category, “Conservation Easement,” in which we sell the development rights but withhold the rights to grow and harvest timber on a parcel or parcels of land.
PERFORMANCE OBLIGATIONS
We recognize revenue when control of promised goods or services (“performance obligations”) is transferred to customers, in an amount that reflects the consideration expected in exchange for those goods or services (“transaction price”). We generally satisfy performance obligations within a year of entering into a contract and therefore have applied the disclosure exemption found under ASC 606-10-50-14. Unsatisfied performance obligations as of September 30, 2020 are primarily due to advances on stumpage contracts, unearned license revenue and post-closing obligations on real estate sales. These performance obligations are expected to be satisfied within the next twelve months. We generally collect payment within a year of satisfying performance obligations and therefore have elected not to adjust revenues for a financing component.
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
The following table summarizes revenue recognized during the three and nine months ended September 30, 2020 and 2019 that was included in the contract liability balance at the beginning of each year:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue recognized from contract liability balance at the beginning of the year (a)	$690	$874	$10,296	$9,670

(a)    Revenue recognized was primarily from hunting licenses and the use of advances on pay-as-cut timber sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables present our revenue from contracts with customers disaggregated by product type for the three and nine months ended September 30, 2020 and 2019:

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Elim.	Total
September 30, 2020
Pulpwood	$22,061	$1,963	$7,943	$227	—	$2,534	—	$34,728
Sawtimber	19,356	25,513	51,400	8,397	—	19,575	—	124,241
Hardwood	760	—	—	—	—	—	—	760
Total Timber Sales	42,177	27,476	59,343	8,624	—	22,109	—	159,729
License Revenue, Primarily from Hunting	4,461	252	60	(6)	—	—	—	4,767
Other Non-Timber/Carbon Revenue	1,015	1,157	3,401	15	—	—	—	5,588
Total Non-Timber Sales	5,476	1,409	3,461	9	—	—	—	10,355
Improved Development	—	—	—	—	1,344	—	—	1,344
Unimproved Development	—	—	—	—	—	—	—	—
Rural	—	—	—	—	23,245	—	—	23,245
Timberland & Non-Strategic	—	—	—	—	42	—	—	42
Conservation Easement	—	—	—	—	3,099	—	—	3,099
Deferred Revenue/Other (b)	—	—	—	—	737	—	—	737
Total Real Estate Sales	—	—	—	—	28,467	—	—	28,467

Revenue from Contracts with Customers	47,653	28,885	62,804	8,633	28,467	22,109	—	198,551
Lease Revenue	—	—	—	—	324	—	—	324
Intersegment	—	—	—	1,274	—	92	(1,366)	—
Total Revenue	$47,653	$28,885	$62,804	$9,907	$28,791	$22,201	($1,366)	$198,875

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Elim.	Total
September 30, 2019
Pulpwood	$19,093	$2,109	$7,930	—	—	$2,795	—	$31,927
Sawtimber	11,581	16,064	51,415	—	—	22,214	—	101,274
Hardwood	2,338	—	—	—	—	—	—	2,338
Total Timber Sales	33,012	18,173	59,345	—	—	25,009	—	135,539
License Revenue, Primarily from Hunting	4,351	199	91	—	—	—	—	4,641
Other Non-Timber/Carbon Revenue	3,919	394	2,563	—	—	—	—	6,876
Agency Fee Income	—	—	—	—	—	149	—	149
Total Non-Timber Sales	8,270	593	2,654	—	—	149	—	11,666
Improved Development	—	—	—	—	4,492	—	—	4,492
Unimproved Development	—	—	—	—	—	—	—	—
Rural (a)	—	—	—	—	4,212	—	—	4,212
Timberland & Non-Strategic (a)	—	—	—	—	57	—	—	57
Deferred Revenue/Other (b)	—	—	—	—	451	—	—	451
Total Real Estate Sales	—	—	—	—	9,212	—	—	9,212

Revenue from Contracts with Customers	41,282	18,766	61,999	—	9,212	25,158	—	156,417
Intersegment	—	—	—	—	—	34	(34)	—
Total Revenue	$41,282	$18,766	$61,999	—	$9,212	$25,192	($34)	$156,417

(a)    The three months ended September 30, 2019 reflects the reclassification of certain real estate sales between the Rural and Timberland & Non-Strategic sales categories to better align with the way management internally evaluates real estate sales.
(b)    Includes deferred revenue adjustments and marketing fees related to Improved Development sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Nine Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Elim.	Total
September 30, 2020
Pulpwood	$74,239	$8,253	$18,545	$555	—	$7,527	—	$109,119
Sawtimber	55,224	75,255	117,157	14,701	—	57,493	—	319,830
Hardwood	1,752	—	—	—	—	—	—	1,752
Total Timber Sales	131,215	83,508	135,702	15,256	—	65,020	—	430,701
License Revenue, Primarily From Hunting	13,386	444	200	4	—	—	—	14,034
Other Non-Timber/Carbon Revenue	2,801	2,179	6,210	19	—	—	—	11,209
Agency Fee Income	—	—	—	—	—	327	—	327
Total Non-Timber Sales	16,187	2,623	6,410	23	—	327	—	25,570
Improved Development	—	—	—	—	7,771	—	—	7,771
Unimproved Development	—	—	—	—	8,426	—	—	8,426
Rural	—	—	—	—	52,876	—	—	52,876
Timberland & Non-Strategic	—	—	—	—	9,647	—	—	9,647
Conservation Easement	—	—	—	—	3,099	—	—	3,099
Deferred Revenue/Other (b)	—	—	—	—	(879)	—	—	(879)
Large Dispositions	—	—	—	—	116,027	—	—	116,027
Total Real Estate Sales	—	—	—	—	196,967	—	—	196,967

Revenue from Contracts with Customers	147,402	86,131	142,112	15,279	196,967	65,347	—	653,238
Lease Revenue	—	—	—	—	397	—	—	397
Intersegment	—	—	—	2,152	—	158	(2,310)	—
Total Revenue	$147,402	$86,131	$142,112	$17,431	$197,364	$65,505	($2,310)	$653,635

Nine Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Elim.	Total
September 30, 2019
Pulpwood	$65,202	$7,196	$25,278	—	—	$10,947	—	$108,623
Sawtimber	51,019	48,748	149,705	—	—	81,104	—	330,576
Hardwood	4,816	—	—	—	—	—	—	4,816
Total Timber Sales	121,037	55,944	174,983	—	—	92,051	—	444,015
License Revenue, Primarily from Hunting	12,772	404	287	—	—	—	—	13,463
Other Non-Timber/Carbon Revenue	14,516	1,508	5,987	—	—	—	—	22,011
Agency Fee Income	—	—	—	—	—	531	—	531
Total Non-Timber Sales	27,288	1,912	6,274	—	—	531	—	36,005
Improved Development	—	—	—	—	5,007	—	—	5,007
Unimproved Development	—	—	—	—	15,430	—	—	15,430
Rural (a)	—	—	—	—	30,525	—	—	30,525
Timberland & Non-Strategic (a)	—	—	—	—	1,263	—	—	1,263
Deferred Revenue/Other (b)	—	—	—	—	519	—	—	519
Total Real Estate Sales	—	—	—	—	52,744	—	—	52,744

Revenue from Contracts with Customers	148,325	57,856	181,257	—	52,744	92,582	—	532,764
Intersegment	—	—	—	—	—	137	(137)	—
Total Revenue	$148,325	$57,856	$181,257	—	$52,744	$92,719	($137)	$532,764

(a)    The nine months ended September 30, 2019 reflects the reclassification of certain real estate sales between the Rural and Timberland & Non-Strategic sales categories to better align with the way management internally evaluates real estate sales.
(b)    Includes deferred revenue adjustments and marketing fees related to Improved Development sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables present our timber sales disaggregated by contract type for the three and nine months ended September 30, 2020 and 2019:

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Trading	Total
September 30, 2020
Stumpage Pay-as-Cut	$14,518	—	—	$754	—	$15,272
Stumpage Lump Sum	310	472	—	—	—	782
Total Stumpage	14,828	472	—	754	—	16,054

Delivered Wood (Domestic)	21,976	27,004	20,127	7,870	362	77,339
Delivered Wood (Export)	5,373	—	39,216	—	21,747	66,336
Total Delivered	27,349	27,004	59,343	7,870	22,109	143,675

Total Timber Sales	$42,177	$27,476	$59,343	$8,624	$22,109	$159,729

September 30, 2019
Stumpage Pay-as-Cut	$13,077	—	—	—	—	$13,077
Stumpage Lump Sum	1,677	—	—	—	—	1,677
Total Stumpage	14,754	—	—	—	—	14,754

Delivered Wood (Domestic)	16,597	18,173	22,722	—	624	58,116
Delivered Wood (Export)	1,661	—	36,623	—	24,385	62,669
Total Delivered	18,258	18,173	59,345	—	25,009	120,785

Total Timber Sales	$33,012	$18,173	$59,345	—	$25,009	$135,539

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Nine Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Trading	Total
September 30, 2020
Stumpage Pay-as-Cut	$56,141	—	—	$1,285	—	$57,426
Stumpage Lump Sum	1,561	5,929	—	—	—	7,490
Total Stumpage	57,702	5,929	—	1,285	—	64,916

Delivered Wood (Domestic)	64,473	77,579	45,944	13,971	1,296	203,263
Delivered Wood (Export)	9,040	—	89,758	—	63,724	162,522
Total Delivered	73,513	77,579	135,702	13,971	65,020	365,785

Total Timber Sales	$131,215	$83,508	$135,702	$15,256	$65,020	$430,701

September 30, 2019
Stumpage Pay-as-Cut	$56,257	—	—	—	—	$56,257
Stumpage Lump Sum	4,353	—	—	—	—	4,353
Total Stumpage	60,610	—	—	—	—	60,610

Delivered Wood (Domestic)	52,977	55,944	65,161	—	5,417	179,499
Delivered Wood (Export)	7,450	—	109,822	—	86,634	203,906
Total Delivered	60,427	55,944	174,983	—	92,051	383,405

Total Timber Sales	$121,037	$55,944	$174,983	—	$92,051	$444,015

4.    LEASES
TIMBERLAND LEASES
U.S. timberland leases typically have initial terms of approximately 30 to 65 years, with renewal provisions in some cases. New Zealand timberland lease terms typically range between 30 and 99 years. New Zealand lease arrangements generally consist of Crown Forest Licenses (“CFLs”), forestry rights and land leases. A CFL is a license arrangement to use government or privately owned land to operate a commercial forest. CFLs generally extend indefinitely and may only be terminated upon a 35-year termination notice. If no termination notice is given, the CFLs renew automatically each year for a one-year term. Alternatively, some CFLs extend for a specific term. Once a CFL is terminated, we may be able to obtain a forestry right from the subsequent owner. A forestry right is a license arrangement with a private entity to use their lands to operate a commercial forest. Forestry rights terminate either upon the issuance of a termination notice (which can last 35 to 45 years), completion of harvest, or a specified termination date.
As of September 30, 2020, the New Zealand subsidiary has two CFLs comprising 9,000 gross acres or 8,000 net plantable acres under termination notice that are being relinquished as harvest activities are concluded, as well as two fixed-term CFLs comprising 3,000 gross acres or 2,000 net plantable acres expiring in 2062. Additionally, the New Zealand subsidiary has two forestry rights comprising 32,000 gross acres or 8,000 net plantable acres under termination notice that are being relinquished as harvest activities are concluded.
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
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

LEASE MATURITIES, LEASE COST AND OTHER LEASE INFORMATION
The following table details our undiscounted lease obligations as of September 30, 2020 by type of lease and year of expiration:

		Year of Expiration
Lease obligations	Total	Remaining 2020	2021	2022	2023	2024	Thereafter
Operating lease liabilities	$185,030	$4,107	$9,278	$8,384	$8,293	$8,176	$146,792
Total Undiscounted Cash Flows	$185,030	$4,107	$9,278	$8,384	$8,293	$8,176	$146,792
Imputed interest	(84,705)
Balance at September 30, 2020	100,325
Less: Current portion	(9,203)
Non-current portion at September 30, 2020	$91,122

The following table details components of our lease cost for the three and nine months ended September 30, 2020 and September 30, 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost Components	2020	2019	2020	2019
Operating lease cost	$1,550	$1,959	$4,989	$6,791
Variable lease cost (a)	85	54	299	211
Total lease cost (b)	$1,635	$2,013	$5,288	$7,002

(a)    The majority of timberland leases are subject to increases or decreases based on either the Consumer Price Index, Producer Price Index or market rates.
(b)    Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for these leases are expensed on a straight line basis over the lease term. Short-term lease expense was not material for the nine months ended September 30, 2020.
    The following table provides supplemental cash flow information related to our leases for the nine months ended September 30, 2020 and September 30, 2019:

	Nine Months Ended September 30,
Supplemental cash flow information related to leases:	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,516	$2,152
Investing cash flows from operating leases	3,473	4,639
Total cash flows from operating leases	$4,989	$6,791

Weighted-average remaining lease term in years - operating leases	28	28
Weighted-average discount rate - operating leases	5%	5%
Lessor lease information
In the Mergers, we acquired income generating commercial and residential leases primarily concentrated in Port Gamble, Washington. Each of these are classified as operating leases.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table details our lease income for the three and nine months ended September 30, 2020:

	Three Months Ended September 30,	Nine Months Ended September 30,
Lease Income Components	2020	2020
Operating lease income	$324	$397
Total lease income	$324	$397

Future lease income as of September 30, 2020, based on payments due by period under the lease contracts, are presented in the following table:

		Year of Expiration
Lease assets	Total	Remaining 2020	2021	2022	2023	2024	Thereafter
Operating lease Income	$649	$84	$198	$173	$137	$57	—

We apply the following practical expedients as allowed under ASC 842:

Practical Expedient	Description
Short-term leases	We do not record right-of-use assets or lease liabilities for short-term leases (a lease that at commencement date has a lease term of 12 months or less and does not contain a purchase option that is reasonably certain to be exercised).
Separation of lease and non-lease components	We do not separate non-lease components from the associated lease components if they have the same timing and pattern of transfer and, if accounted for separately, would both be classified as an operating lease.

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
In September 2020, the New Zealand subsidiary made a capital distribution to its partners on a pro rata basis in order to redeem certain equity interests. A portion of this capital distribution was reinvested by the partners in shareholder loans to the New Zealand subsidiary. Our capital distribution and portion of the shareholder loan are eliminated in consolidation. The capital distribution to the minority shareholder and its reinvestment in the shareholder loan resulted in the recording of a noncontrolling interest share redemption of $5.1 million and a loan payable by the New Zealand subsidiary in the amount of $23.3 million due in 2025 at a fixed interest rate of 2.95%. As of September 30, 2020, the outstanding balance on the shareholder loan is $22.7 million. See Note 7 — Debt for further information.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table sets forth the income attributable to the New Zealand subsidiary’s noncontrolling interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income attributable to noncontrolling interest in the New Zealand subsidiary	$2,066	$1,961	$3,326	$7,129

ORM Timber Fund II, Inc. (Fund II), ORM Timber Fund III LLC (Fund III), and ORM Timber Fund IV LLC. (Fund IV) (Collectively, the “Funds”)
Upon completion of the Mergers, we became manager of three private equity timber funds, Fund II, Fund III, and Fund IV, and obtained ownership interests in the Funds of 20%, 5%, and 15%, respectively. We determined, based upon an analysis under the variable interest entity guidance, that we have the power to direct the activities that most significantly impact the Funds’ economic success. Therefore, we are considered the primary beneficiary and are required under ASC 810 — Consolidation to consolidate the Funds. Loss attributed to third-party investors is reflected as an adjustment to income in our Consolidated Statements of Income and Comprehensive Income under the caption “Net loss (income) attributable to noncontrolling interests in consolidated affiliates.”
The following table sets forth the (loss) attributable to the Funds’ noncontrolling interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) attributable to noncontrolling interest in the Funds:	($10,627)	—	($12,773)	—
Prior to the Mergers, the Funds were formed by ORM LLC for the purpose of generating a return on investment through the acquisition, management, value enhancement and sale of timberland properties. Each Fund is organized to operate for a specified term from the end of its respective investment period: 10 years for each of Fund II and Fund III, and 15 years for Fund IV. Fund II is scheduled to terminate in March 2021, Fund III is scheduled to terminate in December 2025 and Fund IV is scheduled to terminate in December 2034. The obligations of each of the Funds do not have any recourse to the Company or the Operating Partnership.
Ferncliff Investors
We also acquired in the Mergers an ownership interest in a real estate joint venture entity. In 2017, Ferncliff Management and Ferncliff Investors were formed for the purpose of raising capital from third parties to invest in an unconsolidated real estate joint venture entity, Bainbridge Landing LLC, which is developing a five-acre parcel on Bainbridge Island, Washington into a multi-family community containing apartments and townhomes. Ferncliff Management is the manager and 33.33% owner of Ferncliff Investors, with the remaining ownership interest in Ferncliff Investors held by third-party investors. Ferncliff Investors holds a 50% interest in Bainbridge Landing LLC, the joint venture entity that owns and is developing the property.
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

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table sets forth the (loss) attributable to Ferncliff Investors’ noncontrolling interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) attributable to noncontrolling interest in the Ferncliff Investors:	($153)	—	($199)	—

NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP
Noncontrolling interests in the Operating Partnership relate to the third-party ownership of Redeemable Common Units. Net (loss) income attributable to the noncontrolling interests in the Operating Partnership is computed by applying the weighted average Redeemable Common Units outstanding during the period as a percentage of the weighted average total common units outstanding to the Operating Partnership’s net income for the period. If a noncontrolling unitholder redeems a common unit for a registered common share of Rayonier or cash, the noncontrolling interests in the Operating Partnership will be reduced and the Company’s share in the Operating Partnership will be increased by the fair value of each security at the time of redemption.
The following table sets forth the Company’s noncontrolling interests in the Operating Partnership:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
Beginning noncontrolling interests in the Operating Partnership	$110,220	—
Issuances of Redeemable Common Units	—	106,752
Adjustment of noncontrolling interests in the Operating Partnership	8,030	12,022
Conversions of Common Units to Common Shares	(27)	(27)
Net (Loss) Income attributable to noncontrolling interests in the Operating Partnership	(25)	195
Other Comprehensive Income attributable to noncontrolling interests in the Operating Partnership	532	989
Distributions to noncontrolling interests in the Operating Partnership	(1,200)	(2,401)
Total noncontrolling interests in the Operating Partnership	$117,530	$117,530

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

6.    SEGMENT AND GEOGRAPHICAL INFORMATION
As a result of the Mergers, we have revised our reportable business segments, adding one additional segment, Timber Funds. The Timber Funds segment represents operations of the three private equity timber funds included in the transaction – Fund II, Fund III and Fund IV (collectively, the “Funds”). Rayonier owns 20% of Fund II, 5% of Fund III, and 15% of Fund IV and is also the managing member of the Funds. As discussed in Note 5 - Noncontrolling Interests, the Funds are consolidated into our financial statements. The Timber Funds segment also includes fee revenue paid to us for managing the Funds, which consists of both fixed components based on invested capital and acres under management as well as variable components related to the harvest volumes of the Funds. These fees, which also represent an expense in the Timber Funds segment, are eliminated in consolidation.
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
The following tables summarize the segment information for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
SALES	2020	2019	2020	2019
Southern Timber	$47,653	$41,282	$147,402	$148,325
Pacific Northwest Timber	28,885	18,766	86,131	57,856
New Zealand Timber	62,804	61,999	142,112	181,257
Timber Funds (a)	9,907	—	17,431	—
Real Estate (b)	28,791	9,212	197,364	52,744
Trading	22,201	25,192	65,505	92,719
Intersegment Eliminations (c)	(1,366)	(34)	(2,310)	(137)
Total	$198,875	$156,417	$653,635	$532,764

(a)The three and nine months ended September 30, 2020 include $7.7 million and $13.5 million, respectively, of sales attributable to noncontrolling interest in Timber Funds.
(b)The nine months ended September 30, 2020 includes $116.0 million from a Large Disposition.
(c)Primarily consists of the elimination of timberland investment management fees paid to us by the timber funds which are initially recognized as sales and cost of sales within the Timber Funds segment, as well as log marketing fees paid to our New Zealand Timber segment from our Southern Timber and Pacific Northwest Timber segments for marketing log export sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended September 30,		Nine Months Ended September 30,
OPERATING INCOME (LOSS)	2020	2019	2020	2019
Southern Timber (a)	$5,090	$9,512	$31,368	$45,773
Pacific Northwest Timber	(1,825)	(3,567)	(9,453)	(11,123)
New Zealand Timber	10,720	10,104	21,142	38,621
Timber Funds (b)	(12,370)	—	(14,262)	—
Real Estate (c)	9,459	425	61,081	25,920
Trading	(557)	(37)	(474)	271
Corporate and Other (d)	(8,737)	(5,450)	(37,383)	(18,562)
Total Operating Income	1,780	10,987	52,019	80,900
Unallocated interest expense and other	(10,558)	(7,208)	(27,225)	(20,451)
Total (Loss) Income before Income Taxes	($8,778)	$3,779	$24,794	$60,449

(a)The three and nine months ended September 30, 2020 include $6.0 million of timber write-offs resulting from casualty events attributable to Rayonier. Timber write-offs resulting from casualty events are recorded within the Consolidated Statements of Income and Comprehensive Income under the caption “Cost of sales.”
(b)The three and nine months ended September 30, 2020 include $10.3 million and $12.3 million, respectively, of operating loss attributable to noncontrolling interest in Timber Funds. Included in operating loss attributable to noncontrolling interest in Timber Funds for the three and nine months ended September 30, 2020 is $7.3 million related to timber write-offs resulting from casualty events attributable to noncontrolling interest in Timber Funds. The three and nine months ended September 30, 2020 also include $1.8 million of timber write-offs resulting from casualty events attributable to Rayonier. Timber write-offs resulting from casualty events are recorded within the Consolidated Statements of Income and Comprehensive Income under the caption “Cost of sales.”
(c)The nine months ended September 30, 2020 includes $28.7 million from a Large Disposition.
(d)The three and nine months ended September 30, 2020 include $0.4 million and $16.4 million, respectively, of integration and restructuring costs related to the merger with Pope Resources. See Note 20 — Charges for Integration and Restructuring for additional details.

	Three Months Ended September 30,		Nine Months Ended September 30,
DEPRECIATION, DEPLETION AND AMORTIZATION	2020	2019	2020	2019
Southern Timber	$14,954	$13,025	$48,368	$45,633
Pacific Northwest Timber	10,912	6,299	32,221	19,170
New Zealand Timber	7,345	7,563	17,062	21,071
Timber Funds (a)	4,170	—	8,239	—
Real Estate (b)	5,527	668	47,950	5,202
Corporate and Other	375	291	1,011	863
Total	$43,283	$27,846	$154,851	$91,939

(a)The three and nine months ended September 30, 2020 include $3.7 million and $7.2 million, respectively, of depreciation, depletion and amortization attributable to noncontrolling interest in Timber Funds.
(b)The nine months ended September 30, 2020 includes $35.4 million from a Large Disposition.

	Three Months Ended September 30,		Nine Months Ended September 30,
NON-CASH COST OF LAND AND IMPROVED DEVELOPMENT	2020	2019	2020	2019
Real Estate (a)	$7,259	$4,339	$72,340	$9,985
Total	$7,259	$4,339	$72,340	$9,985

(a)    The nine months ended September 30, 2020 includes $51.6 million from a Large Disposition.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

7.    DEBT
Our debt consisted of the following at September 30, 2020:

September 30, 2020
Debt, excluding Timber Funds:
Term Credit Agreement borrowings due 2028 at a variable interest rate of 1.8% at September 30, 2020 (a)	$350,000
Senior Notes due 2022 at a fixed interest rate of 3.75%	325,000
Incremental Term Loan Agreement borrowings due 2026 at a variable interest rate of 2.1% at September 30, 2020 (b)	300,000
2020 Incremental Term Loan Facility borrowings due 2025 at a variable interest rate of 2.0% at September 30, 2020 (c)	250,000
Revolving Credit Facility borrowings due 2025 at an average variable interest rate of 1.7% at September 30, 2020	20,000
New Zealand subsidiary noncontrolling interest shareholder loan due 2025 at a fixed interest rate of 2.95%	22,735
Northwest Farm Credit Services Credit Facility with quarterly interest-only payments, collateralized by Core Timberlands, with the following tranches (d)
Due 2025 at a fixed interest rate of 6.1%	11,690
Due 2028 at a fixed interest rate of 4.1%	12,052
Due 2033 at a fixed interest rate of 5.3%	19,497
Due 2036 at a fixed interest rate of 5.4%	9,898
Total debt, excluding Timber Funds	1,320,872
Less: Deferred financing costs, excluding Timber Funds	(2,667)
Long-term debt, net of deferred financing costs, excluding Timber Funds	1,318,205
Debt, Timber Funds:
Fund II Mortgages Payable, collateralized by Fund II timberlands with quarterly interest payments, as follows: (d)
Due 2022 at a fixed interest rate of 2.0% (e)	11,000
Due 2022 at a fixed interest rate of 2.0% (e)	14,000
Fund III Mortgages Payable, collateralized by Fund III timberlands with quarterly interest payments, as follows (d):
Due 2023 at a fixed interest rate of 5.1%	19,695
Due 2024 at a fixed interest rate of 4.5%	15,708
Total debt, Timber Funds	60,403
Less: Deferred financing costs, Timber Funds	(12)
Long-term debt, net of deferred financing costs, Timber Funds	60,391
Long-term debt, net of deferred financing costs	$1,378,596

(a)    As of September 30, 2020, the periodic interest rate on the term credit agreement (the “Term Credit Agreement”) was LIBOR plus 1.600%. We estimate the effective fixed interest rate on the term loan facility to be approximately 3.2% after consideration of interest rate swaps and estimated patronage refunds.
(b)    As of September 30, 2020, the periodic interest rate on the incremental term loan (the “Incremental Term Loan Agreement”) was LIBOR plus 1.900%. We estimate the effective fixed interest rate on the incremental term loan facility to be approximately 2.8% after consideration of interest rate swaps and estimated patronage refunds.
(c)    As of September 30, 2020, the periodic interest rate on the 2020 incremental term loan (the “2020 Incremental Term Loan Facility”) was LIBOR plus 1.850%. We estimate the effective fixed interest rate on the incremental term loan facility to be approximately 2.3% after consideration of interest rate swaps and estimated patronage refunds.
(d)    See the section below labeled “Long-Term Debt Assumed in the Pope Resources Merger” for additional details.
(e)    Beginning January 1, 2021, this will transition from a fixed to a variable interest rate of 3-month LIBOR plus 1.700%.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Principal payments due during the next five years and thereafter are as follows:

	Excluding Timber Funds	Timber Funds	Total
2020	—	—	—
2021	—	—	—
2022	325,000	25,000	350,000
2023	—	17,980	17,980
2024	—	14,400	14,400
Thereafter	987,735	—	987,735
Total Debt	$1,312,735	$57,380	$1,370,115
2020 DEBT ACTIVITY
U.S. Debt — Excluding Timber Funds
On April 1, 2020, we entered into a Second Amendment to Credit Agreement to increase the limit on our Revolving Credit Facility from $200 million to $250 million and extend its maturity date from August 5, 2020 to April 1, 2025. Additionally, the maturity date of the Term Credit Agreement was extended from August 5, 2024 to April 1, 2028. In connection herewith, we recorded deferred financing costs in the amount of $0.5 million which are being amortized over the term of the Term Credit Agreement.
On April 13, 2020, we entered into an Accordion Increase Agreement to further increase the limit on the Revolving Credit Facility from $250 million to $300 million. In connection herewith, we recorded deferred financing costs in the amount of $1.2 million which are being amortized over the term of the Revolving Credit Facility.
On April 16, 2020, we entered into a Third Amendment and Incremental Term Loan Agreement, which provided for the advancement of a five-year $250 million senior unsecured incremental term loan facility. In connection herewith, we recorded deferred financing costs in the amount of $0.8 million which are being amortized over the term of the 2020 Incremental Term Loan Facility. The proceeds from the 2020 Incremental Term Loan Facility were used to fund our acquisition of Pope Resources.
During the nine months ended September 30, 2020, we made borrowings of $70.0 million and repayments of $132.0 million on our Revolving Credit Facility. At September 30, 2020, we had available borrowings of $279.1 million under the Revolving Credit Facility, net of $0.9 million to secure our outstanding letters of credit.
U.S. Debt — Timber Funds
On September 1, 2020, we entered into an agreement to extend the maturity date of the Fund II Mortgages Payable from September 2020 to September 2022. Additionally, the fixed interest rates on both the $11 million tranche and the $14 million tranche were changed to 2.0%, from 4.9% and 3.8%, respectively. Beginning January 1, 2021, this fixed rate will transition to a variable rate of 3-month LIBOR plus 1.700%.
New Zealand
In June 2020, the New Zealand subsidiary renewed its NZ$20 million working capital facility for an additional 12-month term. During the nine months ended September 30, 2020, the New Zealand subsidiary made no borrowings or repayments on its working capital facility. At September 30, 2020, the New Zealand subsidiary had NZ$20.0 million of available borrowings under its working capital facility.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

In September 2020, the New Zealand subsidiary made a capital distribution to its partners on a pro rata basis in order to redeem certain equity interests. A portion of this capital distribution was reinvested by the partners in shareholder loans to the New Zealand subsidiary. Our capital distribution and portion of the shareholder loan are eliminated in consolidation. The capital distribution to the minority shareholder and its reinvestment in the shareholder loan resulted in the recording of a noncontrolling interest share redemption of $5.1 million and a loan payable by the New Zealand subsidiary in the amount of $23.3 million due in 2025 at a fixed interest rate of 2.95%. As of September 30, 2020, the outstanding balance on the shareholder loan is $22.7 million. See Note 5 — Noncontrolling Interests for more information regarding the New Zealand subsidiary.
LONG-TERM DEBT ASSUMED IN THE POPE RESOURCES MERGER
Northwest Farm Credit Services Credit Facility
We assumed five tranches of a credit facility payable to Northwest Farm Credit Services (the “NWFCS Credit Facility”) totaling $45.0 million. Quarterly payments of interest only are due on the NWFCS Credit Facility through the respective maturity of each tranche. The NWFCS Credit Facility is collateralized by a portion of the Pacific Northwest timberlands acquired in the merger with Pope Resources. The NWFCS Credit Facility allows us to receive annual patronage payments, which are profit distributions made by a cooperative to its member-users based on the quantity or value of business done with the member-user.
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

(a)Estimated effective fixed interest rates as of September 30, 2020 after consideration of estimated patronage refunds.
(b)The fair market value premium will be amortized as a benefit to interest expense over the maturity term of each tranche.
Fund II Mortgage Payable
We assumed Fund II's two mortgages payable (the “Fund II Mortgages Payable”) to MetLife totaling $25.0 million. Quarterly payments of interest only are due on the Fund II Mortgages Payable through their respective maturities. The Fund II Mortgages Payable are collateralized by Fund II Timberlands and do not have any recourse to the Company or the Operating Partnership.
The pertinent details of the Fund II Mortgages Payable are as follows:

Maturity Date	Stated Fixed Interest Rate (a)	Stated Principal Amount	Est. Fair Value at Merger Date (b)
September 2022	2.0%	$11,000	$11,061
September 2022	2.0%	14,000	14,023
		$25,000	$25,084

(a)Beginning January 1, 2021, this will transition from a fixed to a variable interest rate of 3-month LIBOR plus 1.700%.
(b)The fair market value premium has been amortized as a benefit to interest expense over the original maturity term of each mortgage.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Fund III Mortgage Payable
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

(a)Estimated effective fixed interest rates as of September 30, 2020 after consideration of estimated patronage refunds.
(b)The fair market value premium will be amortized as a benefit to interest expense over the maturity term of each mortgage.
DEBT COVENANTS — EXCLUDING TIMBER FUNDS
In connection with our $350 million Term Credit Agreement, $300 million Incremental Term Loan Agreement, $250 million 2020 Incremental Term Loan Agreement and $300 million Revolving Credit Facility, customary covenants must be met, the most significant of which include interest coverage and leverage ratios.
The covenants listed below, which are the most significant financial covenants in effect as of September 30, 2020, are calculated on a trailing 12-month basis:

	Covenant Requirement	Actual Ratio	Favorable
Covenant EBITDA to consolidated interest expense should not be less than	2.5 to 1	9.42 to 1	6.92
Covenant debt to covenant net worth plus covenant debt shall not exceed	65%	48%	17%
In connection with our $45 million NWFCS Credit Facility, customary covenants must be met, the most significant of which include interest coverage and debt-to-capitalization ratios.
The covenants listed below, which are the most significant financial covenants in effect as of September 30, 2020, are calculated on a trailing 12-month basis:

	Covenant Requirement	Actual Ratio	Favorable
Covenant loan-to-appraised value shall not exceed	50%	11%	39%
Covenant EBITDA to consolidated interest expense should not be less than	2.5 to 1	9.42 to 1	6.92
Covenant debt to covenant net worth plus covenant debt shall not exceed	65%	48%	17%
    In addition to these financial covenants listed above, the 2022 Notes, Term Credit Agreement, Incremental Term Loan Agreement, 2020 Incremental Term Loan Facility, Revolving Credit Facility, and NWFCS Credit Facility include customary covenants that limit the incurrence of debt and the disposition of assets, among others. At September 30, 2020, we were in compliance with all applicable covenants.

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
Both Timber Funds are in compliance with their respective debt covenants as of September 30, 2020.

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
Changes in higher and better use timberlands and real estate development investments from December 31, 2019 to September 30, 2020 are shown below:

	Higher and Better Use Timberlands and Real Estate Development Investments
	Land and Timber	Development Investments	Total
Non-current portion at December 31, 2019	$58,091	$23,700	$81,791
Plus: Current portion (a)	274	12,389	12,663
Total Balance at December 31, 2019	58,365	36,089	94,454
Non-cash cost of land and improved development	(882)	(4,947)	(5,829)
Timber depletion from harvesting activities and basis of timber sold in real estate sales	(619)	—	(619)
Capitalized real estate development investments (b)	—	5,448	5,448
HBU properties acquired in merger with Pope Resources (c)	27,722	—	27,722
Capital expenditures (silviculture)	211	—	211
Intersegment transfers	(3,979)	—	(3,979)
Total Balance at September 30, 2020	80,818	36,590	117,408
Less: Current portion (a)	(326)	(8,796)	(9,122)
Non-current portion at September 30, 2020	$80,492	$27,794	$108,286

(a)The current portion of Higher and Better Use Timberlands and Real Estate Development Investments is recorded in Inventory. See Note 21 — Inventory for additional information.
(b)Capitalized real estate development investments include $0.4 million of capitalized interest.
(c)Based on preliminary estimates of fair value as of May 8, 2020. See Note 2 - Merger with Pope Resources for additional information.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

9.    COMMITMENTS
At September 30, 2020, the future minimum payments under non-cancellable commitments were as follows:

	Environmental Remediation (a)	Development Projects (b)	Commitments (c)	Total
Remaining 2020	$460	$5,190	$3,644	$9,294
2021	3,238	161	14,289	17,688
2022	1,786	220	17,210	19,216
2023	1,775	232	17,946	19,953
2024	1,775	232	15,036	17,043
Thereafter	2,684	2,770	39,350	44,804
	$11,718	$8,805	$107,475	$127,998

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
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

10.    INCOME TAXES

Rayonier is a REIT under the Internal Revenue Code and therefore generally does not pay U.S. federal or state income tax. Through the Mergers, Rayonier transferred all of its assets to the Operating Partnership on May 8, 2020. See Note 1 - Basis of Presentation for more information. As a result, Rayonier owns a 96.8% interest in the Operating Partnership and conducts substantially all of its timberland operations through the Operating Partnership. The taxable income or loss generated by the Operating Partnership is passed through and reported to its unit holders (including the Company) on a Schedule K-1 for inclusion in each unitholder’s income tax return. Certain operations, including log trading and certain real estate activities, such as the entitlement, development and sale of HBU properties, are conducted through our TRS. The TRS subsidiaries are subject to United States federal and state corporate income tax. The New Zealand timber operations are conducted by the New Zealand subsidiary, which is subject to corporate-level tax at 28% in New Zealand and is treated as a partnership for U.S. income tax purposes.
PROVISION FOR INCOME TAXES
The Company’s tax expense is principally related to corporate-level tax in New Zealand and non-resident withholding tax on repatriation of earnings from New Zealand. The following table contains the income tax expense recognized on the Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income tax expense	($720)	($2,251)	($7,416)	($10,208)
ANNUAL EFFECTIVE TAX RATE
The Company’s effective tax rate after discrete items is over the 21.0% U.S. statutory rate due to a higher proportion of our taxable income resulting from New Zealand operations. The following table contains the Company’s annualized effective tax rate after discrete items:

	Nine Months Ended September 30,
	2020	2019
Annualized effective tax rate after discrete items	29.9%	16.6%

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
Since completing the merger with Pope Resources, we have made $0.2 million in payments associated with our environmental remediation efforts. As of September 30, 2020, we have accrued $11.7 million for environmental remediation, which represents our current estimate of the fair value of remaining cleanup cost and most likely outcome to various contingencies. These estimates were based on assumptions that we believe to be reasonable; however, actual results may differ from these estimates. See Note 2 - Merger with Pope Resources for information regarding our preliminary estimates of fair value. It is expected that the millsite cleanup and NRD restoration will occur over the next two to three years, while the monitoring of the Port Gamble Bay, millsite and landfills containing dredged and excavated contaminated sediments will continue for an additional 10 to 15 years. The NRD costs might change as the scope of the restoration projects become more clearly defined. It is reasonably possible that these components of the liability may increase as the project progresses. Management continues to monitor the Port Gamble cleanup process and will make adjustments as needed. Should any future circumstances result in a change to the estimated cost of the project, we will record an appropriate adjustment to the liability in the period it becomes known and when we can reasonably estimate the amount. For further information on the timing and amount of future payments related to our environmental remediation liabilities, see Note 9 - Commitments.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

13.    GUARANTEES
We provide financial guarantees as required by creditors, insurance programs, and various governmental agencies.
As of September 30, 2020, the following financial guarantees were outstanding:

Financial Commitments (a)	Maximum Potential Payment
Standby letters of credit	$885
Surety bonds (b)	9,324
Total financial commitments	$10,209

(a)We have not recorded any liabilities for these financial commitments in our Consolidated Balance Sheets. The guarantees are not subject to measurement, as the guarantees are dependent on our own performance.
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
In conjunction with the Contribution discussed in Note 1 - Basis of Presentation, the 2022 Notes assumed by the Operating Partnership are fully and unconditionally guaranteed on a joint and several basis by Rayonier Inc. and Rayonier TRS Holdings, Inc.

Financial Commitments	Maximum Potential Payment
Senior Notes due 2022 (a)	$325,000
Total financial commitments	$325,000

(a)The Senior Notes due 2022 are classified as Long-Term Debt in our Consolidated Balance Sheets. See Note 7 - Debt for additional information.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

14.    (LOSS) EARNINGS PER SHARE AND PER UNIT
The following table provides details of the calculations of basic and diluted (loss) earnings per common share of the Company:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020		2019	2020	2019
(Loss) Earnings per common share - basic
Numerator:
Net (Loss) Income	($9,498)		$1,528	$17,378	$50,241
Less: Net loss (income) attributable to noncontrolling interest in the Operating Partnership	25		—	(195)	—
Less: Net loss (income) attributable to noncontrolling interests in consolidated affiliates	8,715		(1,961)	9,647	(7,129)
Net (loss) income attributable to Rayonier Inc.	($758)		($433)	$26,830	$43,112
Denominator:
Denominator for basic (loss) earnings per common share - weighted average shares	136,351,271		129,325,181	132,948,124	129,293,562
Basic (loss) earnings per common share attributable to Rayonier Inc.:	($0.01)		—	$0.20	$0.33
(Loss) Earnings per common share - diluted
Numerator:
Net (Loss) Income	($9,498)		$1,528	$17,378	$50,241
Less: Net loss (income) attributable to noncontrolling interest in consolidated affiliates	8,715		(1,961)	9,647	(7,129)
Less: Net loss (income) attributable to noncontrolling interest in the Operating Partnership	25	(a)	—	—	—
Net (loss) income attributable to Rayonier Inc. used for determining (Loss) Earnings per common share - diluted	($758)		($433)	$27,025	$43,112
Denominator:
Denominator for basic (loss) earnings per common share - weighted average shares	136,351,271		129,325,181	132,948,124	129,293,562
Add: Dilutive effect of:
Stock options	—		—	492	13,405
Performance shares, restricted shares and restricted stock units	—		—	159,018	345,495
Noncontrolling interests in common units	—	(a)	—	2,352,822	—
Denominator for diluted (loss) earnings per common share - adjusted weighted average shares	136,351,271		129,325,181	135,460,456	129,652,462
Diluted (loss) earnings per common share attributable to Rayonier Inc.:	($0.01)		—	$0.20	$0.33

(a)     For the three months ended September 30, 2020, net loss attributable to noncontrolling interest in the Operating Partnership was included in the numerator for diluted (loss) earnings per share as the Company generated a net loss attributable to Rayonier Inc. during the quarter. Also as a result of the net loss attributable to Rayonier Inc. during the three months ended September 30, 2020, the incremental shares related to noncontrolling interests in common units were excluded from the denominator of diluted loss per share.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Anti-dilutive shares excluded from the computations of diluted (loss) earnings per common share:
Stock options, performance shares, restricted shares, restricted stock units and noncontrolling interests in common units (a)	5,038,514	611,740	471,999	421,853
Total	5,038,514	611,740	471,999	421,853

(a)     For the three months ended September 30, 2020 and September 30, 2019, the incremental shares related to stock options, performance shares, restricted shares, restricted stock units and noncontrolling interests in common units were not included in the computation of diluted loss per share as their inclusion would have had an anti-dilutive effect.
The following table provides details of the calculations of basic and diluted (loss) earnings per common unit of the Operating Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Loss) earnings per common unit - basic
Numerator:
Net (Loss) Income	($9,498)	$1,528	$17,378	$50,241
Less: Net loss (income) attributable to noncontrolling interests in consolidated affiliates	8,715	(1,961)	9,647	(7,129)
Net (loss) income available to unitholders	($783)	($433)	$27,025	$43,112
Denominator:
Denominator for basic (loss) earnings per common unit - weighted average units	140,797,217	129,325,181	135,300,946	129,293,562
Basic (loss) earnings per common unit attributable to Rayonier, L.P.:	($0.01)	—	$0.20	$0.33
(Loss) earnings per common unit - diluted
Numerator:
Net (Loss) Income	($9,498)	$1,528	$17,378	$50,241
Less: Net loss (income) attributable to noncontrolling interests in consolidated affiliates	8,715	(1,961)	9,647	(7,129)
Net (loss) income available to unitholders	($783)	($433)	$27,025	$43,112
Denominator:
Denominator for basic (loss) earnings per common unit - weighted average units	140,797,217	129,325,181	135,300,946	129,293,562
Add: Dilutive effect of unit equivalents:
Stock options	—	—	492	13,405
Performance shares, restricted shares and restricted stock units	—	—	159,018	345,495
Denominator for diluted (loss) earnings per common unit - adjusted weighted average units	140,797,217	129,325,181	135,460,456	129,652,462
Diluted (loss) earnings per common unit attributable to Rayonier, L.P.:	($0.01)	—	$0.20	$0.33

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Anti-dilutive unit equivalents excluded from the computations of diluted (loss) earnings per common unit:
Stock options, performance shares, restricted shares and restricted stock units (a)	592,568	611,740	471,999	421,853
Total	592,568	611,740	471,999	421,853

(a)     For the three months ended September 30, 2020 and September 30, 2019, the incremental unit equivalents related to stock options, performance shares, restricted shares and restricted stock units were not included in the computation of diluted loss per unit as their inclusion would have had an anti-dilutive effect.

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
FOREIGN CURRENCY EXCHANGE AND OPTION CONTRACTS
The functional currency of Rayonier New Zealand Limited, and the New Zealand subsidiary is the New Zealand dollar. The New Zealand subsidiary is exposed to foreign currency risk on export sales and ocean freight payments which are mainly denominated in U.S. dollars. The New Zealand subsidiary typically hedges 50% to 90% of its estimated foreign currency exposure with respect to the following twelve months forecasted sales and purchases, less distributions, and up to 75% of the forward 12 to 18 months. Additionally, the New Zealand subsidiary will occasionally hedge up to 50% of its estimated foreign currency exposure with respect to the following 18 to 48 months forecasted sales and purchases, less distributions, when the New Zealand dollar is at a cyclical low versus the U.S. dollar. Foreign currency exposure from the New Zealand subsidiary’s trading operations is typically hedged based on the following three months forecasted sales and purchases. As of September 30, 2020, foreign currency exchange contracts and foreign currency option contracts had maturity dates through April 2022 and August 2021, respectively.
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
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table contains information on the outstanding interest rate swaps as of September 30, 2020:

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
The following table contains information on the expired treasury lock agreements entered into during the nine months ended September 30, 2020:

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
(b)    See Note 7 — Debt for more information. We anticipate extending the term of the 2020 Incremental Term Loan facility for an additional five-year term upon maturity.
INTEREST RATE SWAP LOCKS
Upon de-designation, we converted the above treasury lock agreements to interest rate swap lock agreements to hedge the risk of changes in the interest payments attributable to changes in the benchmark LIBOR interest rate associated with anticipated issuances of debt. The interest rate swap locks were designated and qualified as cash flow hedges.
Prior to expiration, we de-designated and partially cash settled $11.1 million of the interest rate swap locks and converted them into interest rate swap agreements. To the extent we de-designate or terminate a cash flow hedging relationship and the associated hedged item continues to exist, any unrealized gain or loss of the cash flow hedge at the time of de-designation remains in accumulated other comprehensive loss and is amortized using the straight-

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

line method through interest expense over the remaining life of the hedged item. Incremental amounts recorded in accumulated other comprehensive loss in connection with the settled interest rate swap locks were ($1.4) million, which will be reclassified to earnings through interest expense over the life of the anticipated issued debt.
The following table contains information on the terminated interest rate swap lock agreements as of September 30, 2020:

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
(c)    See Note 7 — Debt for information. We anticipate extending the term of the 2020 Incremental Term Loan facility for an additional five-year term upon maturity.
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
The following table contains information on the outstanding forward-starting interest rate swaps as of September 30, 2020:

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

CARBON OPTIONS
The New Zealand subsidiary enters into carbon options from time to time to sell carbon assets at certain prices. Changes in fair value of the carbon option contracts are recorded in “Interest and other miscellaneous (expense) income, net” as the contracts do not qualify for hedge accounting treatment. As of September 30, 2020, all existing carbon option contracts have expired.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables demonstrate the impact, gross of tax, of the Company’s derivatives on the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2020 and 2019:

		Three Months Ended September 30,
	Income Statement Location	2020	2019
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive income (loss)	$1,946	($2,870)
Foreign currency option contracts	Other comprehensive income (loss)	358	(300)
Interest rate products	Other comprehensive income (loss)	2,417	(9,592)
	Interest Expense	3,783	(549)

		Nine Months Ended September 30,
	Income Statement Location	2020	2019
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive income (loss)	$1,806	($1,971)
Foreign currency option contracts	Other comprehensive income (loss)	85	(330)
Interest rate products	Other comprehensive income (loss)	(91,203)	(38,558)
	Interest Expense	6,951	(2,414)

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Interest and other miscellaneous (expense) income, net	—	135
Carbon option contracts	Interest and other miscellaneous income, net	563	414
During the next 12 months, the amount of the September 30, 2020 AOCI balance, net of tax, expected to be reclassified into earnings as a result of the maturation of the Company’s derivative instruments is a gain of approximately $1.1 million.
The following table contains the notional amounts of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Notional Amount
	September 30, 2020	December 31, 2019
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	$47,650	$56,350
Foreign currency option contracts	32,000	22,000
Interest rate swaps	900,000	650,000
Forward-starting interest rate swaps	475,000	—

Derivative not designated as a hedging instrument:
Carbon options (a)	—	9,592

(a)    Notional amount for carbon options is calculated as the number of units outstanding multiplied by the spot price as of the end of the period.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table contains the fair values of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Location on Balance Sheet	Fair Value Assets / (Liabilities) (a)
		September 30, 2020	December 31, 2019
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other current assets	$1,252	$424
	Other assets	1,293	390
	Other current liabilities	(96)	(172)
Foreign currency option contracts	Other current assets	563	151
	Other assets	—	209
	Other current liabilities	(174)	(27)
	Other non-current liabilities	—	(30)
Interest rate swaps	Other assets	—	2,614
	Other non-current liabilities	(61,308)	(11,068)
Forward-starting interest rate swaps	Other non-current liabilities	(20,980)	—

Derivative not designated as a hedging instrument:
Carbon options	Other current liabilities	—	(607)

Total derivative contracts:
Other current assets		$1,815	$575
Other assets		1,293	3,213
Total derivative assets		$3,108	$3,788

Other current liabilities		(270)	(806)
Other non-current liabilities		(82,288)	(11,098)
Total derivative liabilities		($82,558)	($11,904)

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
The following table presents the carrying amount and estimated fair values of our financial instruments as of September 30, 2020 and December 31, 2019, using market information and what we believe to be appropriate valuation methodologies under GAAP:

	September 30, 2020			December 31, 2019
Asset (Liability) (a)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents, excluding Timber Funds	$75,178	$75,178	—	$68,735	$68,735	—
Cash and cash equivalents, Timber Funds	2,973	2,973	—	—	—	—
Restricted cash (b)	475	475	—	1,233	1,233	—
Current maturities of long-term debt, excluding Timber Funds	—	—	—	(82,000)	—	(82,000)
Long-term debt, excluding Timber Funds (c)	(1,318,205)	—	(1,325,204)	(973,129)	—	(981,500)
Long-term debt, Timber Funds (c)	(60,391)	—	(60,628)	—	—	—
Interest rate swaps (d)	(61,308)	—	(61,308)	(8,454)	—	(8,454)
Forward-starting interest rate swaps (d)	(20,980)	—	(20,980)	—	—	—
Foreign currency exchange contracts (d)	2,449	—	2,449	642	—	642
Foreign currency option contracts (d)	389	—	389	303	—	303
Carbon option contracts (d)	—	—	—	(607)	—	(607)
Marketable equity securities (e)	—	—	—	10,582	10,582	—
Noncontrolling Interests in the Operating Partnership (f)	117,530	117,530	—	—	—	—

(a)We did not have Level 3 assets or liabilities at September 30, 2020 and December 31, 2019.
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
The following table presents marketable equity securities that have been in a continuous unrealized gain position for less than 12 months and for more than 12 months or greater at September 30, 2020 and December 31, 2019:

	September 30, 2020				December 31, 2019
	Carrying Amount	Less than 12 Months	12 Months or Greater	Total	Carrying Amount	Less than 12 Months	12 Months or Greater	Total
Fair value of marketable equity securities	—	—	—	—	$10,582	10,582	—	10,582
Unrealized (losses) gains	—	—	—	—	—	3,043	—	3,043

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
As of September 30, 2020, we have paid $2.9 million in pension contributions. These contributions, in conjunction with improvements in plan asset performance have improved the plan’s funding status so that we are no longer required to make mandatory 2020 pension contributions.
The net pension and postretirement benefit costs (credits) that have been recorded are shown in the following table:

Components of Net Periodic Benefit Cost (Credit)	Income Statement Location	Pension		Postretirement
		Three Months Ended September 30,		Three Months Ended September 30,
		2020	2019	2020	2019
Service cost	Selling and general expenses	—	—	$2	$1
Interest cost	Interest and other miscellaneous (expense) income, net	677	799	13	13
Expected return on plan assets (a)	Interest and other miscellaneous (expense) income, net	(876)	(777)	—	—
Amortization of losses	Interest and other miscellaneous (expense) income, net	215	112	2	—
Net periodic benefit cost		$16	$134	$17	$14

Components of Net Periodic Benefit Cost (Credit)	Income Statement Location	Pension		Postretirement
		Nine Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Service cost	Selling and general expenses	—	—	$5	$4
Interest cost	Interest and other miscellaneous (expense) income, net	2,029	2,398	38	40
Expected return on plan assets (a)	Interest and other miscellaneous (expense) income, net	(2,628)	(2,330)	—	—
Amortization of losses	Interest and other miscellaneous (expense) income, net	646	337	6	—
Net periodic benefit cost		$47	$405	$49	$44

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
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

18.    INCENTIVE STOCK PLANS
REPLACEMENT RESTRICTED STOCK AWARDS FROM THE MERGERS
As a result of the Mergers, Rayonier issued 69,176 shares of restricted stock awards (“replacement awards”) in connection with unvested Pope Resources restricted units. Eligible outstanding Pope Resources restricted units were canceled and exchanged for replacement awards, pursuant to an exchange ratio in the merger agreement designed to maintain the intrinsic value of the awards immediately prior to the exchange.
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
REPLACEMENT AWARD EXPENSE
The replacement awards issued have similar vesting provisions as the terms of existing Rayonier restricted stock. Expense for the replacement awards that were not fully vested prior to the date of the merger will continue to be recognized over a weighted average remaining service period of approximately 21 months unless a qualifying termination occurs.
A qualifying termination of an awardee will result in the acceleration of vesting and expense recognition in the period that the qualifying termination occurs. Qualifying terminations during the three and nine months ended September 30, 2020 resulted in the accelerated vesting of 3,973 and 15,049 of the replacement awards and recognition of approximately $0.1 million and $0.3 million of expense, respectively. This accelerated vesting expense is included in merger-related integration costs as described in Note 20 — Charges for Integration and Restructuring.
A summary of the replacement awards granted as a result of the Mergers is presented below:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
Replacement restricted shares granted	—	69,176
Weighted average price of replacement restricted shares granted	—	$24.01
Replacement restricted shares vested as a result of acceleration due to qualifying terminations	3,973	15,049
Grant date fair value of replacement restricted shares vested	$24.01	$24.01
Intrinsic value of replacement restricted shares outstanding (a)	$1,431	$1,431
Cash used to purchase common shares from employees with vested replacement shares to pay minimum withholding tax requirements	—	$44

(a)Intrinsic value of restricted stock outstanding is based on the market price of the Company’s stock at September 30, 2020.
For additional information related to our incentive stock plans, see Note 17 — Incentive Stock Plans in the Company’s 2019 Form 10-K.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

19.    OTHER OPERATING EXPENSE, NET
Other operating expense, net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Loss on foreign currency remeasurement, net of cash flow hedges	($976)	($895)	($2,263)	($1,585)
Gain on sale or disposal of property and equipment	19	—	26	56
Log trading marketing fees	—	102	50	239
Costs related to the merger with Pope Resources (a)	(430)	—	(16,415)	—
Miscellaneous expense, net	(266)	(72)	(645)	(1,509)
Total	($1,653)	($865)	($19,247)	($2,799)

(a)    Includes legal, accounting, due diligence, consulting and other costs related to the merger with Pope Resources. See Note 2 - Merger with Pope Resources and Note 20 - Charges for Integration and Restructuring for additional information.

20.    CHARGES FOR INTEGRATION AND RESTRUCTURING

During 2020, we have incurred and accrued for termination benefits (primarily severance) and accelerated share-based payment costs based upon actual and expected qualifying terminations of certain employees as a result of restructuring decisions made concurrent with and subsequent to the Mergers. We have also incurred non-recurring professional services costs for investment banking, legal, consulting, accounting and certain other fees directly attributable to the Mergers.
A summary of the charges for integration and restructuring related to the Mergers is presented below:

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Termination benefits	$70	$651
Acceleration of share-based compensation related to qualifying terminations (Note 18)	92	324
Professional services	239	13,553
Other integration and restructuring costs	29	1,887
Total integration and restructuring charges related to the Mergers	$430	$16,415

Changes in accrued severance related to restructuring during the nine months ended September 30, 2020 were as follows:

Nine Months Ended
September 30, 2020
Accrued severance as of March 31, 2020	—
Charges	581
Payments	(334)
Accrued severance as of June 30, 2020	$247
Charges	70
Payments	(71)
Accrued severance as of September 30, 2020	$246

Accrued severance is recorded within “Accrued Payroll and Benefits” in our Consolidated Balance Sheets. The majority of the accrued severance balance as of September 30, 2020 is expected to be paid within one year.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

21.    INVENTORY
As of September 30, 2020 and December 31, 2019, our inventory consisted entirely of finished goods, as follows:

	September 30, 2020	December 31, 2019
Finished goods inventory
Real estate inventory (a)	$9,122	$12,663
Log inventory	4,645	1,855
Total inventory	$13,767	$14,518

(a)    Represents the cost of HBU real estate (including capitalized development investments) under contract to be sold.
    See Note 8 — Higher And Better Use Timberlands and Real Estate Development Investments for additional information.

22.    RESTRICTED CASH
In order to qualify for like-kind exchange (“LKE”) treatment, the proceeds from real estate sales must be deposited with a third-party intermediary. These proceeds are accounted for as restricted cash until a suitable replacement property is acquired. In the event LKE purchases are not completed, the proceeds are returned to us after 180 days and reclassified as available cash. As of September 30, 2020 and December 31, 2019, we had $0.5 million and $1.2 million, respectively, of proceeds from real estate sales classified as restricted cash which were deposited with an LKE intermediary as well as cash held in escrow for a real estate sale.
The following table contains the amounts of restricted cash recorded in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows for the nine months ended September 30, 2020:

September 30, 2020
Restricted cash held in escrow	$475
Total restricted cash shown in the Consolidated Balance Sheets	475
Cash and cash equivalents	78,151
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$78,626

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

23.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in AOCI by component for the nine months ended September 30, 2020 and the year ended December 31, 2019. All amounts are presented net of tax and exclude portions attributable to noncontrolling interest.

	Foreign currency translation (loss) gains	Net investment hedges of New Zealand subsidiary	Cash flow hedges		Employee benefit plans		Total Rayonier, L.P.	Allocation to Operating Partnership	Total Rayonier Inc.
Balance as of December 31, 2018	($1,010)	$1,321	$21,965		($22,037)		$239	—	$239
Other comprehensive (loss) income before reclassifications	784	—	(29,251)		(1,799)		(30,266)	—	(30,266)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	(1,624)		449	(b)	(1,175)	—	(1,175)
Net other comprehensive (loss) income	784	—	(30,875)		(1,350)		(31,441)	—	(31,441)
Balance as of December 31, 2019	($226)	$1,321	($8,910)		($23,387)		($31,202)	—	($31,202)
Other comprehensive loss before reclassifications	(6,862)	—	(88,723)	(a)	—		(95,585)	—	(95,585)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	5,519		652	(b)	6,171	(989)	5,182
Net other comprehensive (loss) income	(6,862)	—	(83,204)		652		(89,414)	(989)	(90,403)
Balance as of September 30, 2020	($7,088)	$1,321	($92,114)		($22,735)		($120,616)	($989)	($121,605)

(a)Includes $91.2 million of other comprehensive loss related to interest rate swaps, treasury locks, interest rate swap locks and forward-starting interest rate swaps. See Note 15 — Derivative Financial Instruments and Hedging Activities for additional information.
(b)This component of other comprehensive (loss) income is included in the computation of net periodic pension and post-retirement costs. See Note 17 — Employee Benefit Plans for additional information.
The following table presents details of the amounts reclassified in their entirety from AOCI to net income for the nine months ended September 30, 2020 and September 30, 2019:

Details about accumulated other comprehensive (loss) income components	Amount reclassified from accumulated other comprehensive (loss) income		Affected line item in the income statement
	September 30, 2020	September 30, 2019
Realized (gain) loss on foreign currency exchange contracts	($2,568)	$580	Other operating expense, net
Realized loss (gain) on foreign currency option contracts	(15)	(71)	Other operating expense, net
Noncontrolling interest	594	(117)	Comprehensive (loss) income attributable to noncontrolling interest
Realized loss (gain) on interest rate contracts	6,951	(2,414)	Interest expense
Income tax expense from net gain on foreign currency contracts	557	(110)	Income tax expense
Net loss (gain) from accumulated other comprehensive income	$5,519	($2,132)

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

24.    VARIABLE INTEREST ENTITIES
ORM Timber Fund II, Inc. (Fund II), ORM Timber Fund III LLC (Fund III), and ORM Timber Fund IV LLC. (Fund IV) (Collectively, the “Funds”)
In the Mergers, we became manager of three private equity timber funds, Fund II, Fund III, and Fund IV, and obtained ownership interests in the Funds of 20%, 5%, and 15%, respectively. We determined, based upon an analysis under the variable interest entity guidance, that we have the power to direct the activities that most significantly impact the Funds’ economic success. Therefore, we are considered the primary beneficiary and are required under ASC 810 — Consolidation to consolidate the Funds. For further information on the Funds, see Note 5 — Noncontrolling Interests.
The assets, liabilities and equity of the Funds as of September 30, 2020, were as follows:

Timber Funds	September 30, 2020
Assets:
Cash and cash equivalents	$2,973
Accounts receivable	4,437
Prepaid expenses	38
Other current assets	361
Total current assets	7,809
Timber and timberlands, net of depletion and amortization	452,777
Total assets	$460,586
Liabilities and Equity:
Accounts payable	$907
Intercompany payable (a)	552
Accrued taxes	353
Accrued interest	432
Deferred revenue	275
Other current liabilities	732
Total current liabilities	3,251
Long-term debt, net of deferred financing costs	60,391
Funds’ equity	396,944
Total liabilities and equity	$460,586

(a)Includes management fees and other expenses payable to the Operating Partnership. These amounts are eliminated in the Consolidated Balance Sheets.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Ferncliff Investors
We also acquired in the Mergers an ownership interest in a real estate joint venture entity. We determined, based upon an analysis under the variable interest entity guidance, that we have the power to direct the activities that most significantly impact the joint venture’s economic success. Therefore, we are considered the primary beneficiary and are required under ASC 810 — Consolidation to consolidate Ferncliff Investors. For further information on Ferncliff Investors, see Note 5 — Noncontrolling Interests.
The assets, liabilities and equity of Ferncliff Investors as of September 30, 2020, were as follows:

Ferncliff Investors	September 30, 2020
Assets:
Cash and cash equivalents	$2
Prepaid expenses	740
Total current assets	742
Investment in real estate joint venture entity	2,927
Advances to real estate joint venture entity	1,000
Total assets	$4,669
Liabilities and equity:
Intercompany payable (a)	$8
Total current liabilities	8
Ferncliff Investors’ equity	4,661
Total liabilities and equity	$4,669

(a)Includes miscellaneous expenses payable to the Operating Partnership. These amounts are eliminated in the Consolidated Balance Sheets.

25.    ASSETS HELD FOR SALE
Assets held for sale is composed of properties under contract and expected to be sold within 12 months that also meet the other relevant held-for sale criteria in accordance with ASC 360-10-45-9. As of September 30, 2020, the basis in properties meeting this classification was $9.7 million. Since the basis in these properties was less than the fair value, including costs to sell, no impairment was recognized. As of December 31, 2019, there were no properties classified as assets held for sale.

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

OUR COMPANY
    We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive softwood timber growing regions in the United States and New Zealand. We invest in timberlands and actively manage them to provide current income and attractive long-term returns to our shareholders. We conduct our business through an umbrella partnership real estate investment trust (“UPREIT”) structure in which our assets are owned by our Operating Partnership and its subsidiaries. Rayonier manages the Operating Partnership as its sole general partner. Our revenues, operating income and cash flows are primarily derived from the following core business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Timber Funds, Real Estate, and Trading. As of September 30, 2020, we owned or leased under long-term agreements approximately 2.7 million acres of timberlands located in the U.S. South (1.75 million acres), U.S. Pacific Northwest (507,000 acres) and New Zealand (416,000 gross acres or 296,000 net plantable acres). We also act as the managing member in a private equity timber fund business with three funds comprising approximately 141,000 acres. On a “look-through basis,” our ownership in the timber fund business equates to approximately 17,000 acres.
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
    The Real Estate segment includes all U.S. and New Zealand land or leasehold sales disaggregated into six sales categories: Improved Development, Unimproved Development, Rural, Timberland & Non-Strategic, Conservation Easement and Large Dispositions. It also includes residential and commercial lease activity, primarily in the town of Port Gamble, Washington.
    The Trading segment primarily reflects the log trading activities that support our New Zealand operations. The Trading segment complements the New Zealand Timber segment by providing added market intelligence, increasing the scale of export operations and achieving cost savings that directly benefit the New Zealand Timber segment. It also provides additional market intelligence that benefits our Southern and Pacific Northwest export log marketing. During the third quarter, Matariki Forests Trading Limited (MFT), a subsidiary of the Matariki Forestry Group, entered into an export services joint venture with a third-party forest manager, in which it maintains a 50% ownership interest. This joint venture aligns with the Trading segment’s objectives of increasing scale efficiencies, market presence, and cost savings.
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
Discovery and Initial Actions
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
As the current novel coronavirus (“COVID-19”) pandemic continues to evolve, the expected duration and the extent of economic disruption it may ultimately cause remain uncertain. On March 19, 2020, the U.S. Department of Homeland Security issued a memorandum identifying the forest products industry as a “critical infrastructure industry,” which is expected to continue operating through the duration of the pandemic. Our New Zealand operations remained fully-operational during the third quarter after a government-mandated shutdown halted production from March 25, 2020 to April 27, 2020. In our Southern Timber segment, demand for pulpwood and grade lumber products remain strong as housing construction and repair and remodeling activity has rebounded sharply since the outset of the pandemic. In our Pacific Northwest Timber and Timber Funds segments, improved domestic lumber markets have driven sawtimber pricing higher while the deterioration of pulp export markets and higher lumber mill residuals have resulted in lower pulpwood prices. New Zealand Timber log markets have generally normalized to pre-COVID-19 levels of activity, although competition from lower-cost log and lumber imports into China have continued to impact export markets. Local, state and federal governments continue to evaluate policies and restrictions in order to mitigate the spread of COVID-19. Additional government-mandated shutdowns or shelter-in-place orders in markets in which we operate could negatively impact our results. Further, prolonged periods of lower overall business activity as a result of COVID-19 could cause significant damage to the underlying economy, which would likely impact U.S. timber markets. We will continue to monitor COVID-19 and its impact on the markets in which we operate going forward.
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
BUSINESS COMBINATIONS
We account for business combinations using the acquisition method of accounting, under which all assets acquired and liabilities assumed, including amounts attributable to noncontrolling interests, are recorded at their respective fair values as of the acquisition date. The excess of the purchase price over fair values of identifiable assets and liabilities is recorded as goodwill. The preliminary allocation of purchase price in a business combination uses significant assumptions and estimates. Critical estimates include, but are not limited to, future expected cash flows, including revenues and expenses, and applicable discount rates. While we believe our estimates and assumptions to be reasonable, they are subject to change as we obtain additional information related to those estimates during the applicable measurement periods (up to one year from the acquisition date). Pursuant to ASC 805, our financial statements are not retrospectively adjusted for any provisional amount changes that occur in subsequent periods. Rather, we recognize any provisional amount adjustments during the reporting period in which the adjustments are determined. We also record, in the same period’s financial statements, the effect on earnings of changes in depletion, depreciation, amortization, or other income effects, if any, as a result of any change to provisional amounts, calculated as if the accounting had been completed at the acquisition date.

DISCUSSION OF TIMBER INVENTORY AND SUSTAINABLE YIELD
    See Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield in the Company’s 2019 Form 10-K.
OUR TIMBERLANDS
    Our timber operations are comprised of our core timberland holdings, which are disaggregated into three geographically distinct reporting segments: Southern Timber, Pacific Northwest Timber and New Zealand Timber in addition to our timber fund holdings, which represents our ownership in Timber Funds II, III and IV. The following tables provide a breakdown of our timberland holdings as of September 30, 2020 and December 31, 2019:

Core Timberland Holdings
(acres in 000s)	As of September 30, 2020			As of December 31, 2019
	Owned	Leased	Total	Owned	Leased	Total
Southern
Alabama	226	14	240	226	14	240
Arkansas	—	7	7	—	7	7
Florida	328	63	391	331	63	394
Georgia	608	72	680	628	77	705
Louisiana	140	—	140	128	—	128
Mississippi	—	—	—	67	—	67
Oklahoma	92	—	92	92	—	92
South Carolina	16	—	16	18	—	18
Texas	183	—	183	184	—	184
	1,593	156	1,749	1,674	161	1,835

Pacific Northwest
Oregon	61	—	61	61	—	61
Washington	442	4	446	318	—	318
	503	4	507	379	—	379

New Zealand (a)	185	231	416	185	229	414
Total	2,281	391	2,672	2,238	390	2,628

(a)Represents legal acres owned and leased by the New Zealand subsidiary, in which we own a 77% interest. As of September 30, 2020, legal acres in New Zealand consisted of 296,000 plantable acres and 120,000 non-productive acres.

Timber Fund Holdings
(acres in 000s)	As of September 30, 2020		As of December 31, 2019
	Total	Look-through	Total	Look-through
Timber Funds
Oregon	51	7	—	—
Washington	71	9	—	—
California	19	1	—	—
Total	141	17	—	—

Total Timberland under Management
(acres in 000s)	As of September 30, 2020	As of December 31, 2019
	Total	Total
Southern	1,749	1,835
Pacific Northwest	507	379
New Zealand	416	414
Timber Funds	141	—
Total	2,813	2,628

The following tables detail activity for owned and leased acres in our core timberland holdings by state from December 31, 2019 to September 30, 2020:

(acres in 000s)	Acres Owned
	December 31, 2019	Acquisitions	Sales	Other	September 30, 2020
Southern
Alabama	226	—	—	—	226
Florida	331	—	(8)	5	328
Georgia	628	—	(20)	—	608
Louisiana	128	12	—	—	140
Mississippi	67	—	(67)	—	—
Oklahoma	92	—	—	—	92
South Carolina	18	—	(2)	—	16
Texas	184	—	(1)	—	183
	1,674	12	(98)	5	1,593

Pacific Northwest
Oregon	61	—	—	—	61
Washington	318	120	—	4	442
	379	120	—	4	503

New Zealand (a)	185	—	—	—	185
Total	2,238	132	(98)	9	2,281

(a)Represents legal acres owned by the New Zealand subsidiary, in which we have a 77% interest.

(acres in 000s)	Acres Leased
	December 31, 2019	New Leases	Sold/Expired Leases (a)	Other	September 30, 2020
Southern
Alabama	14	—	—	—	14
Arkansas	7	—	—	—	7
Florida	63	—	—	—	63
Georgia	77	—	(5)	—	72
	161	—	(5)	—	156

Pacific Northwest
Washington (b)	—	4	—	—	4

New Zealand (c)	229	2	—	—	231
Total	390	6	(5)	—	391

(a)Includes acres previously under lease that have been harvested and activity for the relinquishment of leased acres.
(b)Primarily timber reservations acquired in the merger with Pope Resources.
(c)Represents legal acres leased by the New Zealand subsidiary, in which we have a 77% interest.

The following table details activity in our timber fund holdings by state from December 31, 2019 to September 30, 2020:

(acres in 000s)	Acres Owned
	December 31, 2019	Acquisitions	Sales	Other	September 30, 2020
Fund II
Oregon	—	18	—	—	18
Washington	—	13	—	—	13
Total Fund II	—	31	—	—	31
Look-through share of Fund II	—	6	—	—	6

Fund III
Oregon	—	13	—	—	13
Washington	—	25	—	—	25
California	—	19	—	—	19
Total Fund III	—	57	—	—	57
Look-through share of Fund III	—	3	—	—	3

Fund IV
Oregon	—	20	—	—	20
Washington	—	33	—	—	33
Total Fund IV	—	53	—	—	53
Look-through share of Fund IV	—	8	—	—	8

Total Timber Funds	—	141	—	—	141
Look-through share of Funds	—	17	—	—	17

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS
The following table provides key financial information by segment and on a consolidated basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
Financial Information (in millions)	2020	2019	2020	2019
Sales
Southern Timber	$47.7	$41.3	$147.4	$148.3
Pacific Northwest Timber	28.9	18.8	86.1	57.9
New Zealand Timber	62.8	62.0	142.1	181.3
Timber Funds	9.9	—	17.4	—
Real Estate
Improved Development	1.3	4.5	7.8	5.0
Unimproved Development	—	—	8.4	15.4
Rural (a)	23.2	4.2	52.9	30.5
Timberland & Non-Strategic (a)	—	—	9.6	1.3
Conservation Easement	3.1	—	3.1	—
Deferred Revenue/Other (b)	1.1	0.5	(0.5)	0.5
Large Dispositions	—	—	116.0	—
Total Real Estate	28.8	9.2	197.4	52.7
Trading	22.2	25.2	65.5	92.7
Intersegment Eliminations	(1.4)	(0.1)	(2.3)	(0.1)
Total Sales	$198.9	$156.4	$653.6	$532.8

Operating Income (Loss)
Southern Timber	$5.1	$9.5	$31.4	$45.8
Pacific Northwest Timber	(1.8)	(3.6)	(9.5)	(11.1)
New Zealand Timber	10.7	10.1	21.1	38.6
Timber Funds	(12.4)	—	(14.3)	—
Real Estate (b)(c)	9.5	0.4	61.1	25.9
Trading	(0.6)	—	(0.5)	0.3
Corporate and Other	(8.7)	(5.4)	(37.3)	(18.6)
Operating Income	1.8	11.0	52.0	80.9
Interest expense, interest income and other	(10.6)	(7.2)	(27.2)	(20.5)
Income tax expense	(0.7)	(2.3)	(7.4)	(10.2)
Net (Loss) Income	(9.5)	1.5	17.4	50.2
Less: Net loss (income) attributable to noncontrolling interest in consolidated affiliates	8.7	(1.9)	9.6	(7.1)
Net (Loss) Income Attributable to Rayonier, L.P.	($0.8)	($0.4)	$27.0	$43.1
Less: Net loss (income) attributable to noncontrolling interest in the Operating Partnership	—	—	(0.2)	—
Net (Loss) Income Attributable to Rayonier Inc.	($0.8)	($0.4)	$26.8	$43.1

Adjusted EBITDA (d)
Southern Timber	$26.1	$22.5	$85.8	$91.4
Pacific Northwest Timber	9.1	2.7	22.8	8.0
New Zealand Timber	18.1	17.7	38.2	59.7
Timber Funds	0.2	—	0.8	—
Real Estate	22.2	5.4	65.7	41.1
Trading	(0.6)	—	(0.5)	0.3
Corporate and Other	(7.9)	(5.1)	(19.9)	(17.7)
Total Adjusted EBITDA	$67.2	$43.2	$192.9	$182.8

(a)The three and nine months ended September 30, 2019 reflect the reclassification of certain real estate sales between the Rural and Timberland & Non-Strategic sales categories to better align with the way management internally evaluates real estate sales. See Note 3 — Revenue for additional information.
(b)Includes deferred revenue adjustments and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.
(c)The nine months ended September 30, 2020 include $28.7 million from a Large Disposition.
(d)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended September 30,		Nine Months Ended September 30,
Southern Timber Overview	2020	2019	2020	2019
Sales Volume (in thousands of tons)
Pine Pulpwood	881	829	3,017	2,705
Pine Sawtimber	551	369	1,728	1,575
Total Pine Volume	1,432	1,198	4,746	4,280
Hardwood	51	82	116	209
Total Volume	1,483	1,280	4,862	4,490

Percentage Delivered Sales	46%	37%	39%	34%
Percentage Stumpage Sales	54%	63%	61%	66%

Net Stumpage Pricing (dollars per ton)
Pine Pulpwood	$15.50	$15.53	$15.86	$17.01
Pine Sawtimber	25.02	23.16	25.79	25.43
Weighted Average Pine	$19.16	$17.88	$19.48	$20.10
Hardwood	11.03	20.47	11.40	17.26
Weighted Average Total	$18.88	$18.05	$19.28	$19.97

Summary Financial Data (in millions of dollars)
Timber Sales	$42.2	$33.0	$131.2	$121.0
Less: Cut, Haul & Freight	(14.2)	(9.9)	(37.5)	(31.4)
Net Stumpage Sales	$28.0	$23.1	$93.7	$89.7

Non-Timber Sales	5.5	8.3	16.2	27.3
Total Sales	$47.7	$41.3	$147.4	$148.3

Operating Income	$5.1	$9.5	$31.4	$45.8
(+) Timber write-offs resulting from casualty events (a)	6.0	—	6.0	—
(+) Depreciation, depletion and amortization	15.0	13.0	48.4	45.6
Adjusted EBITDA (b)	$26.1	$22.5	$85.8	$91.4

Other Data
Period-End Acres (in thousands)	1,749	1,825	1,749	1,825

(a)Timber write-offs resulting from casualty events include the write-off of merchantable and pre-merchantable timber volume destroyed by casualty events which cannot be salvaged.
(b)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended September 30,		Nine Months Ended September 30,
Pacific Northwest Timber Overview	2020	2019	2020	2019
Sales Volume (in thousands of tons)
Pulpwood	62	56	231	172
Sawtimber	284	205	976	622
Total Volume	346	261	1,207	794

Sales Volume (converted to MBF)
Pulpwood	5,912	5,277	21,853	16,286
Sawtimber	38,892	28,039	129,144	83,587
Total Volume	44,804	33,316	150,997	99,873

Percentage Delivered Sales	95%	100%	89%	100%
Percentage Sawtimber Sales	82%	79%	81%	79%

Delivered Log Pricing (in dollars per ton)
Pulpwood	$32.12	$37.87	$36.01	$41.89
Sawtimber	93.34	78.26	81.01	78.36
Weighted Average Log Price	$82.44	$69.64	$72.06	$70.47

Summary Financial Data (in millions of dollars)
Timber Sales	$27.5	$18.2	$83.5	$55.9
Less: Cut and Haul	(12.4)	(10.6)	(41.0)	(33.0)
Net Stumpage Sales	$15.1	$7.6	$42.5	$22.9

Non-Timber Sales	1.4	0.6	2.6	1.9
Total Sales	$28.9	$18.8	$86.1	$57.9

Operating Loss	($1.8)	($3.6)	($9.5)	($11.1)
(+) Depreciation, depletion and amortization	10.9	6.3	32.2	19.2
Adjusted EBITDA (a)	$9.1	$2.7	$22.8	$8.0

Other Data
Period-End Acres (in thousands)	507	379	507	379
Sawtimber (in dollars per MBF)	$677	$575	$621	$591
Estimated Percentage of Export Volume	9%	18%	10%	20%

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended September 30,		Nine Months Ended September 30,
New Zealand Timber Overview	2020	2019	2020	2019
Sales Volume (in thousands of tons)
Domestic Pulpwood (Delivered)	136	132	343	369
Domestic Sawtimber (Delivered)	220	235	497	634
Export Pulpwood (Delivered)	38	34	82	111
Export Sawtimber (Delivered)	381	354	863	927
Total Volume	776	754	1,786	2,042

Delivered Log Pricing (in dollars per ton)
Domestic Pulpwood	$34.71	$38.47	$33.65	$38.91
Domestic Sawtimber	70.24	75.29	69.30	80.17
Export Sawtimber	94.42	95.51	95.86	106.81
Weighted Average Log Price	$76.50	$78.68	$75.99	$85.68

Summary Financial Data (in millions of dollars)
Timber Sales	$59.3	$59.3	$135.7	$175.0
Less: Cut and Haul	(23.8)	(23.2)	(54.6)	(66.3)
Less: Port and Freight Costs	(13.3)	(13.6)	(29.8)	(35.9)
Net Stumpage Sales	$22.2	$22.6	$51.3	$72.8

Non-Timber Sales / Carbon Credits	3.5	2.7	6.4	6.3
Total Sales	$62.8	$62.0	$142.1	$181.3

Operating Income	$10.7	$10.1	$21.1	$38.6
(+) Depreciation, depletion and amortization	7.3	7.6	17.1	21.1
Adjusted EBITDA (a)	$18.1	$17.7	$38.2	$59.7

Other Data
New Zealand Dollar to U.S. Dollar Exchange Rate (b)	0.6614	0.6554	0.6459	0.6676
Net Plantable Period-End Acres (in thousands)	296	295	296	295
Export Sawtimber (in dollars per JAS m3)	$109.78	$111.05	$111.46	$124.19
Domestic Sawtimber (in $NZD per tonne)	$116.83	$126.36	$118.02	$132.10

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.
(b)Represents the period-average rate.

	Three Months Ended September 30,		Nine Months Ended September 30,
Timber Funds Overview	2020	2019	2020	2019
Sales Volume (in thousands of tons)
Pulpwood	9	—	19	—
Sawtimber	101	—	181	—
Total Volume	110	—	200	—

Summary Financial Data (in millions of dollars)
Timber Sales	$8.6	—	$15.3	—
Less: Cut and Haul	(3.4)	—	(6.4)	—
Net Stumpage Sales	$5.2	—	$8.9	—

Timberland Management Fees	1.3	—	2.2	—
Total Sales	$9.9	—	$17.4	—

Operating Loss	($12.4)	—	($14.3)	—
Operating loss attributable to NCI in Timber Funds	10.3	—	12.3	—
(+) Timber write-offs resulting from casualty events attributable to Rayonier (a)	1.8	—	1.8	—
(+) Depreciation, depletion and amortization (“Look-through”)	0.5	—	1.0	—
Adjusted EBITDA (b)	$0.2	—	$0.8	—

Other Data
Period-End Acres (in thousands)	141	—	141	—
“Look-through” Period-End Acres (in thousands)	17	—	17	—

(a)Timber write-offs resulting from casualty events attributable to Rayonier include the write-off of merchantable and pre-merchantable timber volume destroyed by casualty events which cannot be salvaged.
(b)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended September 30,		Nine Months Ended September 30,
Trading Overview	2020	2019	2020	2019
Sales Volume (in thousands of tons)
U.S. Pacific Northwest	1	—	1	1
NZ Trading - Domestic	6	9	21	66
NZ Trading - Export	245	261	704	809
Total Volume	252	270	726	876

Summary Financial Data (in millions of dollars)
Trading Sales	$22.1	$25.0	$65.0	$92.1
Non-Timber Sales	0.1	0.2	0.5	0.7
Total Sales	$22.2	$25.2	$65.5	$92.7

Operating (Loss) Income	($0.6)	—	($0.5)	$0.3
Adjusted EBITDA (a)	($0.6)	—	($0.5)	$0.3

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended September 30,		Nine Months Ended September 30,
Real Estate Overview	2020	2019	2020	2019
Sales (in millions of dollars)
Improved Development	$1.3	$4.5	$7.8	$5.0
Unimproved Development	—	—	8.4	15.4
Rural (a)	23.2	4.2	52.9	30.5
Timberland & Non-Strategic - U.S. (a)	—	—	9.6	1.3
Conservation Easement	3.1	—	3.1	—
Deferred Revenue/Other (c)	1.1	0.5	(0.5)	0.5
Large Dispositions (b)	—	—	116.0	—
Total Sales	$28.8	$9.2	$197.4	$52.7

Acres Sold
Improved Development	4.1	21.7	126.1	23.7
Unimproved Development	—	—	570	791
Rural (a)	10,482	1,291	18,816	8,677
Timberland & Non-Strategic - U.S. (a)	75	32	11,983	797
Large Dispositions (b)	—	—	66,946	—
Total Acres Sold	10,562	1,345	98,441	10,289

Gross Price per Acre (dollars per acre)
Improved Development	$329,412	$207,325	$61,626	$211,166
Unimproved Development	—	—	14,780	19,507
Rural (a)	2,218	3,262	2,810	3,518
Timberland & Non-Strategic - U.S. (a)	553	1,749	805	1,585
Large Dispositions (b)	—	—	1,733	—
Weighted Average (Total) (d)	$2,332	$6,513	$2,499	$5,076
Weighted Average (Adjusted) (e)	$2,206	$3,225	$2,262	$4,600

Conservation Easement (dollars per acre)	$1,443	—	$1,443	—

Sales (Excluding Large Dispositions)	$28.8	$9.2	$81.4	$52.7

Operating Income	$9.5	$0.4	$61.1	$25.9
(+) Depreciation, depletion and amortization - U.S.	5.5	0.7	12.6	5.2
(+) Non-cash cost of land and improved development - U.S.	7.3	4.3	20.7	10.0
(–) Large Dispositions (b)	—	—	(28.7)	—
Adjusted EBITDA (f)	$22.2	$5.4	$65.7	$41.1

(a)The three and nine months ended September 30, 2019 reflects the reclassification of certain real estate sales between the Rural and Timberland & Non-Strategic sales categories to better align with the way management internally evaluates real estate sales. See Note 3 - Revenue for additional information.
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
(d)Excludes Conservation Easement and Large Dispositions.
(e)Excludes Improved Development, Conservation Easement and Large Dispositions.
(f)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended September 30,		Nine Months Ended September 30,
Capital Expenditures By Segment (in millions of dollars)	2020	2019	2020	2019
Timber Capital Expenditures
Southern Timber
Reforestation, silviculture and other capital expenditures	$3.7	$3.8	$13.4	$12.3
Property taxes	1.7	1.7	5.1	5.3
Lease payments	0.2	0.3	1.5	2.2
Allocated overhead	1.0	1.0	3.3	3.2
Subtotal Southern Timber	$6.6	$6.8	$23.3	$22.9
Pacific Northwest Timber
Reforestation, silviculture and other capital expenditures	1.1	2.1	4.3	5.7
Property taxes	0.2	0.2	0.6	0.6
Allocated overhead	1.1	0.8	3.0	2.3
Subtotal Pacific Northwest Timber	$2.5	$3.1	$7.9	$8.7
New Zealand Timber
Reforestation, silviculture and other capital expenditures	3.2	3.3	6.7	7.2
Property taxes	0.2	0.2	0.5	0.5
Lease payments	1.0	1.1	2.2	3.2
Allocated overhead	0.7	0.6	2.0	2.0
Subtotal New Zealand Timber	$5.1	$5.2	$11.4	$12.9
Total Timber Segments Capital Expenditures	$14.2	$15.1	$42.6	$44.5
Timber Funds (“Look-through”) (a)	0.1	—	0.2	—
Real Estate	—	—	0.2	0.2
Corporate	—	0.6	—	0.6
Total Capital Expenditures	$14.3	$15.8	$43.1	$45.3

Timberland Acquisitions
Southern Timber	—	$26.4	$24.2	$42.3
Pacific Northwest Timber	—	—	—	3.6
New Zealand Timber	0.1	29.1	0.1	36.0
Timberland Acquisitions	$0.1	$55.5	$24.4	$81.9

Real Estate Development Investments (b)	$1.9	$2.4	$5.4	$3.3

(a)The three and nine months ended September 30, 2020 exclude $0.9 million and $1.6 million, respectively, in capital expenditures attributable to noncontrolling interests in Timber Funds.
(b)The nine months ended September 30, 2019 includes $3.7 million of reimbursements from community development bonds.

    The following tables summarize sales, operating income (loss) and Adjusted EBITDA variances for September 30, 2020 versus September 30, 2019 (millions of dollars):

Sales	Southern Timber		Pacific Northwest Timber		New Zealand Timber		Timber Funds		Real Estate		Trading	Intersegment Eliminations		Total
Three Months Ended September 30, 2019	$41.3		$18.8		$62.0		—		$9.2		$25.2	($0.1)		$156.4
Volume	3.7		2.5		1.7		—		60.0		(1.7)	—		66.2
Price	1.2		5.0		(1.0)		—		(44.2)		(1.2)	—		(40.2)
Non-timber sales	(2.8)		0.8		0.8		—		—		(0.1)	—		(1.3)
Foreign exchange (a)	—		—		0.2		—		—		—	—		0.2
Other	4.3	(b)	1.8	(b)	(0.9)	(c)	9.9	(d)	3.8	(e)	—	(1.3)	(f)	17.6
Three Months Ended September 30, 2020	$47.7		$28.9		$62.8		$9.9		$28.8		$22.2	($1.4)		$198.9

(a)    Net of currency hedging impact.
(b)    Includes variance due to stumpage versus delivered sales.
(c)    Includes variance due to domestic versus export sales.
(d)    Timber Funds was a new segment in Q2 2020. Includes $7.7 million of sales attributable to noncontrolling interest in Timber Funds.             Also includes $1.3 million of sales related to timberland investment management fees paid to us by the timber funds.
(e)    Includes $3.1 million of Conservation Easement sales, $0.3 million of deferred revenue adjustments and $0.4 million of residential and commercial lease revenue.
(f)    Includes $1.3 million of Intersegment eliminations related to timberland management fees paid to us by the timber funds and reported as sales within the Timber Funds segment.

Sales	Southern Timber		Pacific Northwest Timber		New Zealand Timber		Timber Funds		Real Estate		Trading	Intersegment Eliminations		Total
Nine Months Ended September 30, 2019	$148.3		$57.9		$181.3		—		$52.7		$92.7	($0.1)		$532.8
Volume	7.4		11.9		(21.7)		—		107.7		(15.8)	—		89.5
Price	(3.4)		7.7		(12.7)		—		(81.1)		(11.2)	—		(100.7)
Non-timber sales	(11.1)		0.7		0.3		—		—		(0.2)	—		(10.3)
Foreign exchange (a)	—		—		(2.3)		—		—		—	—		(2.3)
Other	6.2	(b)	7.9	(b)	(2.8)	(c)	17.4	(d)	118.1	(e)	—	(2.2)	(f)	144.6
Nine Months Ended September 30, 2020	$147.4		$86.1		$142.1		$17.4		$197.4		$65.5	($2.3)		$653.6

(a)    Net of currency hedging impact.
(b)    Includes variance due to stumpage versus delivered sales.
(c)    Includes variance due to domestic versus export sales.
(d)    Timber Funds was a new segment in Q2 2020. Includes $13.5 million of sales attributable to noncontrolling interest in Timber Funds. Also includes $2.2 million of sales related to timberland investment management fees paid to us by the timber funds.
(e)    Real Estate includes $116.0 million in Large Dispositions, $3.1 million of Conservation Easement and $0.4 million of of residential and commercial lease revenue, partially offset by $1.4 million of deferred revenue adjustments.
(f)    Includes $2.2 million million of Intersegment eliminations related to timberland management fees paid to us by the timber funds and reported as sales within the Timber Funds segment.

Operating Income (Loss)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Corporate and Other	Total
Three Months Ended September 30, 2019	$9.5	($3.6)	$10.1	—	$0.4	—	($5.4)	$11.0
Volume	1.6	—	0.4	—	26.4	—	—	28.4
Price	1.2	5.0	(1.0)	—	(44.1)	—	—	(38.9)
Cost	1.6	(1.4)	—	—	0.2	(0.5)	(2.8)	(2.9)
Non-timber income	(2.9)	0.8	0.9	—	—	(0.1)	—	(1.3)
Foreign exchange (a)	—	—	(0.2)	—	—	—	—	(0.2)
Depreciation, depletion & amortization	0.1	(2.6)	0.5	—	(0.9)	—	(0.1)	(3.0)
Non-cash cost of land and improved development	—	—	—	—	24.5	—	—	24.5
Other (b)	(6.0)	—	—	(12.4)	3.0	—	(0.4)	(15.8)
Three Months Ended September 30, 2020	$5.1	($1.8)	$10.7	($12.4)	$9.5	($0.6)	($8.7)	$1.8

(a)    Net of currency hedging impact.
(b)    Southern Timber includes $6.0 million in timber write-offs resulting from casualty events. Timber Funds was a new segment in Q2 2020 and includes a $10.3 million operating loss attributable to noncontrolling interest in Timber Funds and a $2.1 million operating loss attributable to Rayonier, these losses include $7.3 million and $1.8 million in timber write-offs resulting from casualty events respectively. Real Estate includes Conservation Easement sales, deferred revenue adjustments and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue. Corporate and Other includes $0.4 million in costs related to the merger with Pope Resources.

Operating Income (Loss)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Corporate and Other	Total
Nine Months Ended September 30, 2019	$45.8	($11.1)	$38.6	—	$25.9	$0.3	($18.6)	$80.9
Volume	3.6	(0.7)	(6.8)	—	73.6	—	—	69.7
Price	(3.4)	7.7	(12.7)	—	(81.1)	—	—	(89.5)
Cost	1.6	(2.9)	(0.3)	—	0.2	(0.6)	(2.2)	(4.2)
Non-timber income	(11.2)	0.7	0.6	—	—	(0.2)	—	(10.1)
Foreign exchange (a)	—	—	0.8	—	—	—	—	0.8
Depreciation, depletion & amortization	1.0	(3.2)	0.9	—	2.8	—	(0.1)	1.4
Non-cash cost of land and improved development	—	—	—	—	8.5	—	—	8.5
Other (b)	(6.0)	—	—	(14.3)	31.2	—	(16.4)	(5.5)
Nine Months Ended September 30, 2020	$31.4	($9.5)	$21.1	($14.3)	$61.1	($0.5)	($37.3)	$52.0

(a)    Net of currency hedging impact.
(b)    Southern Timber includes $6.0 million in timber write-offs resulting from casualty events. Timber Funds was a new segment in Q2 2020 and includes a $12.3 million operating loss attributable to noncontrolling interest in Timber Funds and $2.0 million operating loss attributable to Rayonier, these losses include $7.3 million and $1.8 million in timber write-offs resulting from casualty events respectively. Real Estate includes $28.7 million from Large Dispositions in addition to Conservation Easement sales and residential and commercial lease revenue, partially offset by deferred revenue adjustments and marketing fees related to Improved Development sales. Corporate and Other includes $16.4 million in costs related to the merger with Pope Resources.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Corporate and Other	Total
Three Months Ended September 30, 2019	$22.5	$2.7	$17.7	—	$5.4	—	($5.1)	$43.2
Volume	3.7	2.0	0.6	—	57.5	—	—	63.8
Price	1.2	5.0	(1.0)	—	(44.1)	—	—	(38.9)
Cost	1.6	(1.4)	—	—	0.2	(0.5)	(2.8)	(2.9)
Non-timber income	(2.9)	0.8	0.9	—	—	(0.1)	—	(1.3)
Foreign exchange (b)	—	—	(0.1)	—	—	—	—	(0.1)
Other (c)	—	—	—	0.2	3.2	—	—	3.4
Three Months Ended September 30, 2020	$26.1	$9.1	$18.1	$0.2	$22.2	($0.6)	($7.9)	$67.2

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators below.
(b)Net of currency hedging impact.
(c)Timber Funds was a new segment in Q2 2020. Real Estate includes Conservation Easement sales, deferred revenue adjustments and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Corporate and Other	Total
Nine Months Ended September 30, 2019	$91.4	$8.0	$59.7	—	$41.1	$0.3	($17.7)	$182.8
Volume	7.4	9.3	(9.2)	—	103.9	—	—	111.4
Price	(3.4)	7.7	(12.7)	—	(81.1)	—	—	(89.5)
Cost	1.6	(2.9)	(0.3)	—	0.2	(0.6)	(2.2)	(4.2)
Non-timber income	(11.2)	0.7	0.6	—	—	(0.2)	—	(10.1)
Foreign exchange (b)	—	—	0.1	—	—	—	—	0.1
Other (c)	—	—	—	0.8	1.6	—	—	2.4
Nine Months Ended September 30, 2020	$85.8	$22.8	$38.2	$0.8	$65.7	($0.5)	($19.9)	$192.9

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators below.
(b)Net of currency hedging impact.
(c)Timber Funds was a new segment in Q2 2020. Real Estate includes Conservation Easement sales and residential and commercial lease revenue, partially offset by deferred revenue adjustments and marketing fees related to Improved Development sales.

SOUTHERN TIMBER
    Third quarter sales of $47.7 million increased $6.4 million, or 15%, versus the prior year period primarily due to higher volumes, partially offset by lower pipeline easement revenue. Harvest volumes increased 16% to 1.48 million tons versus 1.28 million tons in the prior year period due to strong demand for sawtimber and pulpwood products. Average pine sawtimber stumpage prices increased 8% to $25.02 per ton versus $23.16 per ton in the prior year period, primarily due to improved demand for domestic and export grade timber coupled with favorable geographic mix. Average pine pulpwood stumpage prices were flat at $15.50 per ton versus $15.53 per ton in the prior year period. Overall, weighted-average stumpage prices (including hardwood) increased 5% to $18.88 per ton versus $18.05 per ton in the prior year period, primarily driven by higher sawtimber prices coupled with an 8% increase in sawtimber mix. Operating income of $5.1 million decreased $4.4 million versus the prior year period due to the write-off of timber basis as a result of Hurricane Laura ($6.0 million) and lower non-timber income ($2.9 million), partially offset by higher volumes ($1.6 million), higher net stumpage prices ($1.2 million), lower lease and other expenses ($1.6 million) and lower depletion rates ($0.1 million). Third quarter Adjusted EBITDA of $26.1 million was $3.6 million above the prior year period.

Year-to-date sales of $147.4 million decreased $0.9 million, or 1% versus the prior year period. Harvest volumes increased 8% to 4.86 million tons versus 4.49 million tons in the prior year period, primarily due to strong pulpwood and sawtimber demand. Average pine sawtimber stumpage prices increased 7% to $25.79 per ton versus $25.43 per ton in the prior year period due to strong lumber markets and continued price tension between domestic and export markets. Average pine pulpwood stumpage prices decreased 7% to $15.86 per ton versus $17.01 per ton in the prior year period, primarily due to an increase in available log supply resulting from drier ground conditions versus the prior year period. Overall, weighted-average stumpage prices (including hardwood) decreased 3% to $19.28 per ton versus $19.97 per ton in the prior year period. Operating income of $31.4 million decreased $14.4 million versus the prior year period due to the write-off of timber basis as a result of Hurricane Laura ($6.0 million), lower non-timber income ($11.2 million) and lower net stumpage prices ($3.4 million), partially offset by higher volumes ($3.6 million), lower lease and other expenses ($1.6 million) and lower depletion rates ($1.0 million).
PACIFIC NORTHWEST TIMBER
    Third quarter sales of $28.9 million increased $10.1 million, or 54%, versus the prior year period. Harvest volumes increased 33% to 346,000 tons versus 261,000 tons in the prior year period primarily due to improved sawtimber demand coupled with 55,000 tons of incremental volume from the acquired Pope Resources timberlands. Average delivered sawtimber prices increased 19% to $93.34 per ton versus $78.26 per ton in the prior year period, primarily due to improved domestic lumber markets coupled with a higher percentage of Douglas-fir sawtimber. Average delivered pulpwood prices decreased 15% to $32.12 per ton versus $37.87 per ton in the prior year period, as the deterioration of pulpwood export markets and higher lumber mill residuals resulted in excess domestic supply. Operating loss of $1.8 million improved $1.7 million versus the prior year period due to higher net stumpage prices ($5.0 million) and higher non-timber income ($0.8 million), partially offset by higher depletion rates ($2.6 million) and higher overhead and road maintenance costs ($1.4 million). Third quarter Adjusted EBITDA of $9.1 million was $6.4 million above the prior year period.

Year-to-date sales of $86.1 million increased $28.3 million, or 49%, versus the prior year period. Harvest volumes increased 52% to 1,207,000 tons versus 794,000 tons in the the prior year period primarily due to improved sawtimber demand and 110,000 tons of incremental volume from the acquired Pope Resources timberlands. Average delivered sawtimber prices increased 3% to $81.01 per ton versus $78.36 per ton in the prior year period, primarily due to gradually improving domestic lumber markets throughout 2020 coupled with a higher percentage of Douglas fir sawtimber. Average delivered pulpwood prices decreased 14% to $36.01 per ton versus $41.89 per ton in the prior year period, primarily due to excess supply resulting from a weaker pulp export market and higher lumber mill residuals. Operating loss of $9.5 million improved $1.7 million versus the prior year period due to higher net stumpage prices ($7.7 million) and higher non-timber income ($0.7 million), partially offset by higher depletion rates ($3.2 million), higher overhead and other costs ($2.9 million) and higher other variable costs ($0.7 million).

NEW ZEALAND TIMBER
    Third quarter sales of $62.8 million increased $0.8 million, or 1%, versus the prior year period. Harvest volumes increased 3% to 776,000 tons versus 754,000 tons in the prior year period. Average delivered prices for export sawtimber decreased 1% to $94.42 per ton versus $95.51 per ton in the prior year period, while average delivered prices for domestic sawtimber decreased 7% to $70.24 per ton versus $75.29 per ton in the prior year period. The slight decrease in export sawtimber prices was driven primarily by a buildup of China log inventories and continued competition from lower-cost European log and lumber imports into China. The decrease in domestic sawtimber prices (in U.S. dollar terms) was partially offset by the slight rise in the NZ$/US$ exchange rate (US$0.661 per NZ$1.00 versus US$0.655 per NZ$1.00). Excluding the impact of foreign exchange rates, domestic sawtimber prices decreased 8% versus the prior year period, generally lagging the prior negative trend in the export market. Operating income of $10.7 million increased $0.6 million versus the prior year period as a result of higher volumes ($0.4 million), higher carbon credit sales ($0.9 million) and lower depletion rates ($0.5 million), partially offset by lower net stumpage prices ($1.0 million) and unfavorable foreign exchange impacts ($0.2 million). Third quarter Adjusted EBITDA of $18.1 million was $0.4 million above the prior year period.

Year-to-date sales of $142.1 million decreased $39.1 million, or 22% versus the prior year. Harvest volumes decreased 13% to 1.79 million tons versus 2.04 million tons in the prior year, primarily due to the government-mandated shutdown of all non-essential activity (including the harvesting and transport of logs) from late-March through late-April. Average delivered prices for export sawtimber decreased 10% to $95.86 per ton versus $106.81 per ton in the prior year period, while average delivered prices for domestic sawtimber decreased 14% to $69.30 per ton versus $80.17 per ton in the prior year. The decrease in export sawtimber prices was driven primarily by lower demand resulting from the COVID-19 lockdown in China and increased competition from lower-cost log and lumber imports into China. The decrease in domestic sawtimber prices (in US dollars terms) was driven in part by the fall in the NZ$/US$ exchange rate (US$0.65 per NZ$1.00 versus US$0.67 per NZ$1.00). Excluding the impact of foreign exchange rates, domestic sawtimber prices decreased 11% versus the prior year period, generally lagging the negative trend of the export market. Operating Income of $21.1 million decreased $17.5 million versus the prior year period as a result of lower net stumpage prices ($12.7 million), lower volumes ($6.8 million), and higher costs ($0.3 million), partially offset by favorable foreign exchange impacts ($0.8 million), lower depletion rates ($0.9 million), and higher non-timber income ($0.6 million). Year-to-date Adjusted EBITDA of $38.2 million was $21.5 million below the prior year period.
TIMBER FUNDS
The Timber Funds segment generated third quarter sales of $9.9 million on harvest volumes of 110,000 tons, and operating loss of $12.4 million. Third quarter operating loss included timber write-offs of $9.2 million resulting from two fires in Oregon. Third quarter Adjusted EBITDA was $0.2 million.
Since the May 8, 2020 merger with Pope Resources, the Timber Funds segment has generated sales of $17.4 million on harvest volumes of 200,000 tons and operating loss of $14.3 million. Year-to-date operating loss includes timber write-offs of $9.2 million resulting from fires in Oregon. Year-to-date Adjusted EBITDA was $0.8 million.
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
    Third quarter sales of $28.8 million increased $19.6 million versus the prior year period while operating income of $9.5 million increased $9.0 million versus the prior year period due to a higher number of acres sold (10,562 acres sold versus 1,345 acres sold in the prior year period), partially offset by a decrease in weighted-average prices ($2,332 per acre versus $6,513 per acre in the prior year period).

    Improved Development sales of $1.3 million included $1.0 million of sales in the Wildlight development project north of Jacksonville, Florida consisting of 15 residential lots ($65,000 per lot or $377,000 per acre) in addition to a $0.3 million sale of development property in Kitsap County, Washington ($247,000 per acre). This compares to prior year period sales of $4.5 million, which consisted of 21.7 acres of commercial property ($207,000 per acre) in the Wildlight development project.
There were no Unimproved Development sales in the third quarter or the prior year period.
    Rural sales of $23.2 million consisted of 10,482 acres at an average price of $2,218 per acre. This compares to prior year period sales of $4.2 million, which consisted of 1,291 acres at an average price of $3,262 per acre.
    Timberland and Non-Strategic sales in the current quarter and the prior year quarter were negligible.
During the third quarter, we began reporting Conservation Easement sales as a new sales category within the Real Estate segment. Since Conservation Easement sales involve the sale of certain land use rights rather than an outright sale of the land, these sales are not reflected in our average price per acre metrics for the Real Estate segment.
Conservation Easement sales during the quarter were $3.1 million and covered 2,150 acres in Kitsap and Mason Counties, Washington ($1,450 per acre). There were no Conservation Easement sales in the prior year period.
Third quarter Adjusted EBITDA of $22.2 million was $16.8 million above the prior year period.

Year-to-date sales of $197.4 million increased $144.7 million versus the prior year period, while operating income of $61.1 million increased $35.2 million versus the prior year period. Year-to-date sales and operating income includes $116.0 million and $28.7 million, respectively, from Large Dispositions. Sales and operating income increased in the first nine months primarily due to higher volumes (98,441 acres sold versus 10,289 acres sold in the prior year period), partially offset by lower weighted-average prices. Year-to-date Adjusted EBITDA of $65.7 million increased $24.6 million versus the prior year.
TRADING
    Third quarter sales of $22.2 million decreased $3.0 million versus the prior year period due to lower volumes and prices. Sales volumes decreased 7% to 252,000 tons versus 270,000 tons in the prior year period. The Trading segment generated operating loss of $0.6 million versus breakeven results in the prior year period, due to lower trading margins resulting from lower volumes and prices as well as higher shipping expenses.

Year-to-date sales of $65.5 million decreased $27.2 million versus the prior year period primarily due to lower volumes and prices and lower export demand as a result of the COVID-19 pandemic. Sales volumes decreased 17% to 726,000 tons versus 876,000 tons in the prior year period. Operating loss and Adjusted EBITDA of ($0.5) million decreased $0.7 million versus the prior year period.
OTHER ITEMS
CORPORATE AND OTHER EXPENSE / ELIMINATIONS
    Third quarter corporate and other operating expenses of $8.7 million increased $3.3 million versus the prior year period, primarily due to higher employee benefit costs ($1.8 million), legal expenses ($0.7 million), costs related to the Pope Resources merger ($0.4 million) and other overheads ($0.4 million). The increase in employee benefit costs was primarily driven by an increase in the annual bonus accrual due to an improved outlook for the year as well as additional headcount from the Pope Resources merger.
Year-to-date corporate and other operating expenses of $37.3 million increased $18.8 million versus the prior year period due to costs related to the Pope Resources merger ($16.4 million), higher employee benefit costs ($2.3 million) and other expenses ($0.1 million).
INTEREST EXPENSE
    Third quarter and year-to-date interest expense of $10.4 million and $28.4 million, respectively, increased $2.4 million and $4.8 million, respectively, versus the prior year periods due to higher outstanding debt following the Pope Resources merger.

INTEREST AND OTHER MISCELLANEOUS (EXPENSE) INCOME, NET
    Third quarter other miscellaneous (expense) income, net was ($0.1) million versus $0.8 million in the prior year period. The prior year period included favorable mark-to-market adjustments on marketable equity securities and dividend income. Year-to-date interest and other miscellaneous (expense) income, net of $1.2 million, includes favorable mark-to-market adjustments on marketable equity securities and carbon options.
INCOME TAX EXPENSE
    Third quarter and year-to-date income tax expense, of $0.7 million and $7.4 million decreased $1.5 million and $2.8 million versus the prior year periods. The New Zealand subsidiary is the primary driver of income tax expense.
OUTLOOK
In our Southern Timber segment, we expect continued strong sawtimber demand and pricing, partially offset by lower-priced salvage volume and market impacts from Hurricane Laura. In our Pacific Northwest Timber segment, we expect continued strong log demand and pricing. In our New Zealand Timber segment, our operations continue to normalize following the COVID-19 disruptions earlier this year, and we anticipate modest improvements in both export and domestic pricing. In our Real Estate segment, we continue to see strong demand and a favorable transaction pipeline across our sales categories. Overall, we remain very encouraged by the stability of our business and the strength of our end markets despite the ongoing uncertainty associated with the COVID-19 pandemic.

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
AT-THE-MARKET (“ATM”) EQUITY OFFERING PROGRAM
On September 10, 2020, we entered into a distribution agreement with a group of sales agents through which we may sell common shares, from time to time, having an aggregate sales price of up to $300 million. There were no shares issued under the ATM program during the three months ended September 30, 2020, and all $300 million authorized under the program remained available for issuance.
SUMMARY OF LIQUIDITY AND FINANCING COMMITMENTS

	September 30,	December 31,
(millions of dollars)	2020	2019
Cash and cash equivalents (excluding Timber Funds)	$75.2	$68.7
Total debt (excluding Timber Funds) (a)	1,312.7	1,057.0
Noncontrolling interest in Operating Partnership	117.5	—
Shareholders’ equity	1,851.1	1,537.6
Total capitalization (total debt plus permanent and temporary equity)	3,281.3	2,594.6
Debt to capital ratio	40%	41%
Net debt to enterprise value (b)(c)	26%	19%

(a)Total debt as of September 30, 2020 and December 31, 2019 reflects principal on long-term debt, gross of deferred financing costs and net of fair market value adjustments.
(b)Net debt is calculated as total debt less cash and cash equivalents.
(c)Enterprise value is calculated as the number of shares outstanding multiplied by the Company’s share price plus net debt as of September 30, 2020 and December 31, 2019.

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
The summarized balance sheet information for the consolidated obligor group of debt issued by Rayonier, L.P. for the nine months ended September 30, 2020 and year ended December 31, 2019 are provided in the table below:

(in millions)	September 30, 2020	December 31, 2019
Current assets	$69.9	$51.7
Non-current assets	47.3	48.8
Current liabilities	24.5	100.2
Non-current liabilities	2,029.9	1,632.7
Due to non-guarantors	647.4	587.0
The summarized results of operations information for the consolidated obligor group of debt issued by Rayonier, L.P. for the nine months ended September 30, 2020 and year ended December 31, 2019 are provided in the table below:

(in millions)	September 30, 2020	December 31, 2019
Cost and expenses	($36.2)	($22.0)
Operating loss	(36.2)	(22.0)
Net loss	(64.5)	(54.2)
Revenue from non-guarantors	653.6	711.6

CASH FLOWS
The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2020 and 2019:

(millions of dollars)	2020	2019
Cash provided by (used for):
Operating activities	$138.0	$164.2
Investing activities	(184.8)	(132.8)
Financing activities	55.7	(125.2)

CASH PROVIDED BY OPERATING ACTIVITIES
    Cash provided by operating activities decreased $26.2 million primarily due to costs related to the Pope Resources merger ($16.4 million) and lower working capital ($15.1 million), partially offset by higher operating results.
CASH USED FOR INVESTING ACTIVITIES
    Cash used for investing activities increased $52.0 million versus the prior year period primarily due to the net cash consideration transferred in our merger with Pope Resources ($231.1 million) and higher real estate development investments ($2.0 million), partially offset by proceeds from a Large Disposition ($115.7 million), a decrease in timberland acquisitions ($57.5 million), lower capital expenditures ($0.6 million) and other investing activities ($7.3 million).
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES
    Cash provided by financing activities increased $180.8 million from the prior year period primarily due to an increase in net borrowings ($188.0 million) and decreases in share repurchases ($7.9 million), partially offset by increases in debt issuance costs ($2.5 million), offering issuance costs ($0.5 million), dividends paid on common stock ($3.0 million), distributions to consolidated affiliates ($0.9 million), distributions to noncontrolling interests in the Operating Partnership ($2.4 million), noncontrolling interests in consolidated affiliates redemption of shares ($5.1 million) and decreases in proceeds from the issuance of common shares under the Company’s incentive stock plan ($0.7 million).
EXPECTED 2020 EXPENDITURES
Capital expenditures in 2020 are expected to be between $66 million and $69 million, excluding capital expenditures attributable to the Timber Funds and any strategic timberland acquisitions we may make. Capital expenditures are expected to primarily consist of seedling planting, fertilization and other silvicultural activities, property taxes, lease payments, allocated overhead and other capitalized costs. Aside from capital expenditures, we may also acquire timberland as we actively evaluate acquisition opportunities.
We anticipate real estate development investments in 2020 to be between $10 million and $12 million, net of reimbursements from community development bonds. Expected real estate development investments include approximately $5.2 million of committed spending primarily related to Wildlight, our mixed-use community development project located north of Jacksonville, Florida and our Richmond Hill mixed-use development project located south of Savannah, Georgia. Uncommitted real estate developments can be managed as market conditions change. We are continuing to monitor the impacts of the COVID-19 pandemic on our real estate development business and expect to periodically adjust our 2020 real estate development investments based on end market conditions and the anticipated timing of improved development sales.
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
We have no mandatory pension contribution requirements in the current year.
Cash tax payments in 2020 are expected to be approximately $0.8 million, primarily related to the New Zealand subsidiary.

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
    Management uses CAD as a liquidity measure. CAD is a non-GAAP measure of cash generated during a period that is available for common stock dividends, distributions to noncontrolling interest in the Operating Partnership, distributions to the New Zealand minority shareholder, repurchase of the Company’s common shares, debt reduction, timberland acquisitions and real estate development investments. CAD is defined as cash provided by operating activities adjusted for capital spending (excluding timberland acquisitions and real estate development investments), CAD attributable to noncontrolling interest in Timber Funds, working capital and other balance sheet changes. CAD is not necessarily indicative of the CAD that may be generated in future periods.
    Management uses Adjusted EBITDA as a performance measure. Adjusted EBITDA is a non-GAAP measure that management uses to make strategic decisions about the business and that investors can use to evaluate the operational performance of the assets under management. It removes the impact of specific items that management believes do not directly reflect the core business operations on an ongoing basis attributable to Rayonier. We define Adjusted EBITDA as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of land and improved development, non-operating income and expense, operating loss attributable to noncontrolling interest in Timber Funds, costs related to the merger with Pope Resources, timber write-offs resulting from casualty events and Large Dispositions.
We reconcile Adjusted EBITDA to Net Income for the consolidated Company and to Operating Income (Loss) for the segments, as those are the most comparable GAAP measures for each. The following table provides a reconciliation of Net Income to Adjusted EBITDA for the respective periods (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Income to Adjusted EBITDA Reconciliation
Net (loss) income	($9.5)	$1.5	$17.4	$50.2
Operating loss attributable to NCI in Timber Funds	10.3	—	12.3	—
Interest, net attributable to NCI in Timber Funds	0.2	—	0.3	—
Income Tax expense attributable to NCI in Timber Funds	0.1	—	0.2	—
Net Income (Excluding NCI in Timber Funds)	1.1	1.5	30.2	50.2
Interest, net and miscellaneous income attributable to Rayonier	10.2	7.4	27.9	21.2
Income tax expense attributable to Rayonier	0.6	2.3	7.3	10.2
Depreciation, depletion and amortization attributable to Rayonier	39.6	27.8	112.2	91.9
Non-cash cost of land and improved development	7.3	4.3	20.7	10.0
Timber write-offs resulting from casualty events attributable to Rayonier (a)	7.9	—	7.9	—
Non-operating expense (income)	0.2	(0.2)	(1.0)	(0.8)
Costs related to the merger with Pope Resources (b)	0.4	—	16.4	—
Large Dispositions (c)	—	—	(28.7)	—
Adjusted EBITDA	$67.2	$43.2	$192.9	$182.8

(a) Timber write-offs resulting from casualty events attributable to Rayonier include the write-off of merchantable and pre-merchantable timber volume destroyed by casualty events which cannot be salvaged.
(b) Costs related to the merger with Pope Resources include legal, accounting, due diligence, consulting and other costs related to the merger with Pope Resources.
(c)Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have a demonstrable premium relative to timberland value. In March 2020, we completed the disposition of approximately 67,000 acres located in Mississippi for a sales price and gain of approximately $116.0 million and $28.7 million, respectively.

The following tables provide a reconciliation of Operating Income (Loss) by segment to Adjusted EBITDA by segment for the respective periods (in millions of dollars):

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Corporate and Other	Total
September 30, 2020
Operating income (loss)	$5.1	($1.8)	$10.7	($12.4)	$9.5	($0.6)	($8.7)	$1.8
Operating loss attributable to NCI in Timber Funds	—	—	—	10.3	—	—	—	10.3
Timber write-offs resulting from casualty events attributable to Rayonier (a)	6.0	—	—	1.8	—	—	—	7.9
Depreciation, depletion and amortization	15.0	10.9	7.3	0.5	5.5	—	0.4	39.6
Non-cash cost of land and improved development	—	—	—	—	7.3	—	—	7.3
Costs related to the merger with Pope Resources (b)	—	—	—	—	—	—	0.4	0.4
Adjusted EBITDA	$26.1	$9.1	$18.1	$0.2	$22.2	($0.6)	($7.9)	$67.2

September 30, 2019
Operating income (loss)	$9.5	($3.6)	$10.1	—	$0.4	—	($5.4)	$11.0
Depreciation, depletion and amortization	13.0	6.3	7.6	—	0.7	—	0.3	27.8
Non-cash cost of land and improved development	—	—	—	—	4.3	—	—	4.3
Adjusted EBITDA	$22.5	$2.7	$17.7	—	$5.4	—	($5.1)	$43.2

(a) Timber write-offs resulting from casualty events attributable to Rayonier include the write-off of merchantable and pre-merchantable timber volume destroyed by casualty events which cannot be salvaged.
(b) Costs related to the merger with Pope Resources include legal, accounting, due diligence, consulting and other costs related to the merger with Pope Resources.

Nine Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Corporate and Other	Total
September 30, 2020
Operating income (loss)	$31.4	($9.5)	$21.1	($14.3)	$61.1	($0.5)	($37.3)	$52.0
Operating loss attributable to NCI in Timber Funds	—	—	—	12.3	—	—	—	12.3
Timber write-offs resulting from casualty events attributable to Rayonier (a)	6.0	—	—	1.8	—	—	—	7.9
Depreciation, depletion and amortization	48.4	32.2	17.1	1.0	12.6	—	1.0	112.2
Non-cash cost of land and improved development	—	—	—	—	20.7	—	—	20.7
Costs related to merger with Pope Resources (b)	—	—	—	—	—	—	16.4	16.4
Large Dispositions (c)	—	—	—	—	(28.7)	—	—	(28.7)
Adjusted EBITDA	$85.8	$22.8	$38.2	$0.8	$65.7	($0.5)	($19.9)	$192.9

September 30, 2019
Operating income (loss)	$45.8	($11.1)	$38.6	—	$25.9	$0.3	($18.6)	$80.9
Depreciation, depletion and amortization	45.6	19.2	21.1	—	5.2	—	0.9	91.9
Non-cash cost of land and improved development	—	—	—	—	10.0	—	—	10.0
Adjusted EBITDA	$91.4	$8.0	$59.7	—	$41.1	$0.3	($17.7)	$182.8

(a) Timber write-offs resulting from casualty events attributable to Rayonier include the write-off of merchantable and pre-merchantable timber volume destroyed by casualty events which cannot be salvaged.
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
The following table provides a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Nine Months Ended September 30,
	2020	2019
Cash provided by operating activities	$138.0	$164.2
Capital expenditures (a)	(44.7)	(45.3)
Costs related to the merger with Pope Resources (b)	16.4	—
CAD attributable to NCI in Timber Funds	(0.1)	—
Working capital and other balance sheet changes	14.6	(3.3)
CAD	124.2	115.6
Mandatory debt repayments	—	—
CAD after mandatory debt repayments	124.2	115.6

Cash used for investing activities	($184.8)	($132.8)
Cash provided by (used for) financing activities	$55.7	($125.2)

(a)    Capital expenditures during the nine months ended September 30, 2020 exclude timberland acquisitions. Excluding the Pope Resources acquisition, timberland acquisitions were $24.4 million and $81.9 million, respectively, during the nine months ended September 30, 2020 and September 30, 2019.
(b) Costs related to the merger with Pope Resources include legal, accounting, due diligence, consulting and other costs related to the merger with Pope Resources.

The following table provides supplemental cash flow data (in millions):

	Nine Months Ended September 30,
	2020	2019
Purchase of timberlands (a)	($24.4)	($81.9)
Real Estate Development Investments	(5.4)	(3.3)
Distributions to noncontrolling interest in consolidated affiliates	(8.2)	(7.3)

(a)    The nine months ended September 30, 2020 excludes timberland acquired in the merger with Pope Resources. See Note 2 - Merger with Pope Resources for additional information.

LIQUIDITY FACILITIES
2020 DEBT ACTIVITY
    See Note 7 — Debt for additional information.

OFF-BALANCE SHEET ARRANGEMENTS
We utilize off-balance sheet arrangements to provide credit support for certain suppliers and vendors in case of their default on critical obligations, and collateral for outstanding claims under our previous workers’ compensation self-insurance programs. These arrangements consist of standby letters of credit and surety bonds. As part of our ongoing operations, we also periodically issue guarantees to third parties. Off-balance sheet arrangements are not considered a source of liquidity or capital resources and do not expose us to material risks or material unfavorable financial impacts. See Note 13 — Guarantees for details on the letters of credit and surety bonds as of September 30, 2020.

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
    The following table aggregates our contractual financial obligations as of September 30, 2020 and anticipated cash spending by period:

Contractual Financial Obligations (in millions)	Total	Payments Due by Period
		Remaining 2020	2021-2022	2023-2024	Thereafter
Long-term debt, excluding Timber Funds (a)	$1,312.7	—	$325.0	—	$987.7
Long-term debt, Timber Funds (b)	57.4	—	25.0	32.4	—
Interest payments on long-term debt, excluding Timber Funds (c)	156.7	11.3	59.6	41.3	44.5
Interest payments on long-term debt, Timber Funds	6.4	0.5	3.9	2.0	—
Operating leases — timberland (d)	176.1	3.9	15.6	14.1	142.5
Operating leases — PP&E, offices (d)	7.1	0.4	2.6	1.8	2.3
Commitments — derivatives (e)	106.5	3.5	30.7	32.9	39.4
Commitments — environmental remediation (f)	11.7	0.5	5.0	3.5	2.7
Commitments — other (g)	9.8	5.3	1.2	0.5	2.8
Total contractual cash obligations	$1,844.4	$25.4	$468.6	$128.5	$1,221.9

(a)The book value of long-term debt, excluding Timber Funds, net of deferred financing costs and fair market value adjustments, is currently recorded at $1,318.2 million on our Consolidated Balance Sheet, but upon maturity the liability will be $1,312.7 million. See Note 7 — Debt for additional information.
(b)The book value of long-term debt for the Timber Funds, net of fair market value adjustments, is currently recorded at $60.4 million on our Consolidated Balance Sheet, but upon maturity the liability will be $57.4 million. See Note 7 - Debt for additional information.
(c)Projected interest payments for variable rate debt were calculated based on outstanding principal amounts and interest rates as of September 30, 2020.
(d)Excludes anticipated renewal options.
(e)Commitments — derivatives represents payments expected to be made on derivative financial instruments (foreign exchange contracts, interest rate swaps and forward-starting interest rate swaps). See Note 15 — Derivative Financial Instruments and Hedging Activities.
(f)Commitments — environmental remediation represents our estimate of potential liability associated with environmental contamination at Port Gamble. See Note 12 - Environmental Liabilities.
(g)Commitments — other includes payments expected to be made on the Wildlight and Richmond Hill development projects, payments made on timberland deeds and other purchase obligations.

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
Interest Rate Risk
    We are exposed to interest rate risk through our variable rate debt, primarily due to changes in LIBOR. However, we use interest rate swaps to manage our exposure to interest rate movements on our term credit agreements by swapping existing and anticipated future borrowings from floating rates to fixed rates. As of September 30, 2020, we had $920 million of U.S. variable rate debt, including $20 million outstanding on our revolving credit facility and $900 million outstanding on our term credit agreements.
The notional amount of outstanding interest rate swap contracts with respect to our term credit agreements at September 30, 2020 was $900 million. The maturity date of the Term Credit Agreement was extended from August 2024 to April 2028, with the associated interest rate swaps maturing in August 2024. We have entered into forward starting interest rate swaps to cover $150 million of the Term Credit Agreement through the extended maturity date. The Incremental Term Loan Agreement and associated interest rate swaps mature in May 2026, and the 2020 Incremental Term Loan Agreement matures in April 2025 and the associated interest rate swaps mature in June 2030. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in a corresponding increase/decrease in interest payments and expense of approximately $0.2 million over a 12-month period.
    The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. The estimated fair value of our long-term fixed rate debt excluding the Timber Funds at September 30, 2020 was $405 million compared to the $393 million principal amount. The estimated fair value of our Timber Funds’ long-term fixed rate debt at September 30, 2020 was $60.6 million compared to the $57.4 million principal amount. We use interest rates of debt with similar terms and maturities to estimate the fair value of our debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at September 30, 2020 would result in a corresponding decrease/increase in the fair value of our long-term fixed rate debt of approximately $11 million.
    We estimate the periodic effective interest rate on our U.S. long-term fixed and variable rate debt, excluding Timber Funds, to be approximately 3.1% after consideration of interest rate swaps and estimated patronage refunds, excluding unused commitment fees on the revolving credit facility. We estimate the periodic effective interest rate on our Timber Funds’ long-term fixed rate debt to be approximately 2.9% after consideration of estimated patronage refunds.

    The following table summarizes our outstanding debt, interest rate swaps and average interest rates, by year of expected maturity and their fair values at September 30, 2020:

(Dollars in thousands)	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Variable rate debt:
Principal amounts	—	—	—	—	—	$920,000	$920,000	$920,000
Average interest rate (a)(b)	—	—	—	—	—	1.92%	1.92%
Fixed rate debt, excluding Timber Funds:
Principal amounts	—	—	$325,000	—	—	$67,735	$392,735	$405,204
Average interest rate (b)	—	—	3.75%	—	—	4.46%	3.87%
Fixed rate debt, Timber Funds:
Principal amounts	—	—	$25,000	$17,980	$14,400	—	$57,380	$60,628
Average interest rate (b)	—	—	1.95%	5.10%	4.45%	—	3.56%
Interest rate swaps:
Notional amount	—	—	—	—	$350,000	$550,000	$900,000	($61,308)
Average pay rate (b)	—	—	—	—	2.28%	1.31%	1.69%
Average receive rate (b)	—	—	—	—	0.15%	0.15%	0.15%
Forward-starting interest rate swaps
Notional amount	—	—	—	—	—	$475,000	$475,000	($20,980)
Average pay rate (b)	—	—	—	—	—	1.22%	1.22%
Average receive rate (b)	—	—	—	—	—	0.15%	0.15%

(a)    Excludes estimated patronage refunds.
(b)    Interest rates as of September 30, 2020.

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
Sales and Expense Exposure
    At September 30, 2020, the New Zealand subsidiary had foreign currency exchange contracts with a notional amount of $48 million and foreign currency option contracts with a notional amount of $32 million outstanding related to foreign export sales and ocean freight payments. The amount hedged represents a portion of forecasted U.S. dollar denominated export timber and log trading sales proceeds over the next 24 months and next 3 months, respectively.

    The following table summarizes our outstanding foreign currency exchange rate risk contracts at September 30, 2020:

(Dollars in thousands)	0-1 months	1-2 months	2-3 months	3-6 months	6-12 months	12-18 months	18-24 months	Total	Fair Value
Foreign exchange contracts to sell U.S. dollar for New Zealand dollar
Notional amount	$7,650	$4,000	$3,000	$7,000	$14,000	$11,000	$1,000	$47,650	$2,449
Average contract rate	1.5188	1.5189	1.5189	1.5191	1.5186	1.5175	1.5169	1.5185

Foreign currency option contracts to sell U.S. dollar for New Zealand dollar
Notional amount	—	$2,000	$2,000	$12,000	$16,000	—	—	$32,000	$389
Average strike price	—	1.5781	1.5777	1.5787	1.5848	—	—	1.5817

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
Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of September 30, 2020.
In the quarter ended September 30, 2020, based upon the evaluation required by Rule 13a-15(d) under the Exchange Act, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

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
Based on an evaluation of the Operating Partnership’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, management, including Rayonier’s Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of September 30, 2020.

In the quarter ended September 30, 2020, based upon the evaluation required by Rule 13a-15(d) under the Exchange Act, there were no changes in internal controls over financial reporting that would materially affect or are reasonably likely to materially affect internal controls over financial reporting.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Rayonier Inc.
REGISTERED SALES OF EQUITY SECURITIES

From time to time, the Company may issue shares of common stock in exchange for common units in the Operating Partnership. Such shares are issued based on an exchange ratio of one share for each common unit in the Operating Partnership. During the quarter ended September 30, 2020, the Company issued 1,000 common shares in exchange for an equal number of common units in the Operating Partnership pursuant to the agreement of the Operating Partnership.
ISSUER PURCHASES OF EQUITY SECURITIES

In February 2016, the Board of Directors approved the repurchase of up to $100 million of Rayonier’s common shares (the “share repurchase program”) to be made at management’s discretion. The program has no time limit and may be suspended or discontinued at any time. There were no shares repurchased under this program in the third quarter of 2020. Based on the period-end closing stock price of $26.44 at September 30, 2020, there was $87.7 million, or approximately 3,318,020 shares, remaining under this program.
The following table provides information regarding our purchases of Rayonier common shares during the quarter ended September 30, 2020:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (c)
July 1 to July 31	—	—	—	3,157,971
August 1 to August 31	139	$27.85	—	2,996,190
September 1 to September 30	1,046	$26.44	—	3,318,020
Total	1,185		—

(a)Includes 1,185 shares of the Company’s common shares purchased in July, August and September from current and former employees in non-open market transactions. The shares were sold by current and former employees of the Company in exchange for cash that was used to pay withholding taxes associated with the vesting of share-based awards under the Company’s Incentive Stock Plan. The price per share surrendered is based on the closing price of the Company’s common shares on the respective vesting dates of the awards.
(b)Purchases made in open-market transactions under the $100 million share repurchase program announced on February 10, 2016.
(c)Maximum number of shares authorized to be purchased under the share repurchase program at the end of July, August and September are based on month-end closing stock prices of $27.78, $29.28 and $26.44, respectively.

Rayonier, L.P.
UNREGISTERED SALES OF EQUITY SECURITIES

There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended September 30, 2020.
ISSUER PURCHASES OF EQUITY SECURITIES

Pursuant to the Operating Partnership’s limited partnership agreement, limited partners have the right to redeem their common units in the Operating Partnership for cash, or at our election, shares of Rayonier Common Stock on a one-for-one basis. During the quarter ended September 30, 2020, 1,000 common units in the Operating Partnership held by limited partners were redeemed in exchange for shares of Rayonier Common Stock.

Item 6.    EXHIBITS

10.1	Rayonier Incentive Stock Plan, as amended*	Filed herewith
10.2	Executive Severance Pay Plan, as amended*	Filed herewith
22.1	List of Guarantor Subsidiaries	Incorporated by reference to Exhibit 22.1 to the Registrant’s June 30, 2020 Form 10-Q
31.1	Rayonier Inc. - Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Rayonier Inc. - Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.3	Rayonier, L.P. - Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.4	Rayonier, L.P. - Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Rayonier Inc. - Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Rayonier, L.P. - Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101	The following financial information from our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2020, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended September 30, 2020 and 2019; (ii) the Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019; (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2020 and 2019; (iv) the Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019; and (v) the Notes to Consolidated Financial Statements	Filed herewith
104	The cover page from the Company’s Quarterly Report on Form 10-Q from the quarter ended September 30, 2020, formatted in Inline XBRL (included as Exhibit 101).
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
Date: November 2, 2020

RAYONIER, L.P.

By: RAYONIER INC., its sole general partner

By:	/s/ APRIL TICE
April Tice Vice President, Financial Services and Corporate Controller (Duly Authorized Officer, Principal Accounting Officer)
Date: November 2, 2020