Form 10-K
period 2020-12-31
RAYONIER INC; Rayonier, L.P.
filed 2021-02-22
CIK 52827, 1806931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
Rayonier Inc.    Yes ☐       No  ☒    Rayonier, L.P.    Yes ☐       No  ☒
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
Rayonier Inc.    Yes ☐        No  ☒    Rayonier, L.P.    Yes ☐        No  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.
Rayonier Inc.    Yes ☒        No  ☐    Rayonier, L.P.    Yes ☐        No  ☒
The aggregate market value of the Common Shares of the registrant held by non-affiliates at the close of business on June 30, 2020 was $3,361,710,977 based on the closing sale price as reported on the New York Stock Exchange.
As of February 12, 2021, Rayonier Inc. had 137,827,110 Common Shares outstanding. As of February 12, 2021, Rayonier, L.P. had 4,279,141 Units outstanding.
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the 2021 annual meeting of the shareholders of the registrant scheduled to be held May 20, 2021, are incorporated by reference in Part III hereof.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2020 of Rayonier Inc., a North Carolina corporation, and Rayonier, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Rayonier” or “the Company” mean Rayonier Inc. and references to the “Operating Partnership” mean Rayonier, L.P. References to “we,” “us,” and “our” mean collectively Rayonier Inc., the Operating Partnership and entities/subsidiaries owned or controlled by Rayonier Inc. and/or the Operating Partnership.

Rayonier Inc. has elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, commencing with its taxable year ended December 31, 2004. The Company is structured as an umbrella partnership REIT (“UPREIT”) under which substantially all of its business is conducted through the Operating Partnership. Rayonier Inc. is the sole general partner of the Operating Partnership. On May 8, 2020, Rayonier, L.P. acquired Pope Resources, a Delaware Limited Partnership (“Pope Resources”) and issued approximately 4.45 million operating partnership units (“OP Units” or “Redeemable Operating Partnership Units”) of Rayonier, L.P. as partial merger consideration. These OP Units are generally considered to be economic equivalents to Rayonier common shares and receive distributions equal to the dividends paid on Rayonier common shares. See Note 2 - Merger with Pope Resources for additional information pertaining to the merger.

As of December 31, 2020, the Company owned a 96.9% interest in the Operating Partnership, with the remaining 3.1% interest owned by limited partners of the Operating Partnership. As the sole general partner of the Operating Partnership, Rayonier Inc. has exclusive control of the day-to-day management of the Operating Partnership.

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

We believe combining the annual reports of Rayonier Inc. and Rayonier, L.P. into this single report results in the following benefits:

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

•A separate Part II, Item 9A. Controls and Procedures related to each reporting entity;
•A separate Part II, Item 5. Market for the Registrant’s Common Equity; related Stockholder Matters and Issuer Purchases of Equity Securities section related to each reporting entity; and
•Separate Exhibit 31 and 32 certifications for each reporting entity within Part IV.

i

PART I
Unless stated otherwise or the context otherwise requires, references to “Rayonier” or “the Company” mean Rayonier Inc. and references to the “Operating Partnership” mean Rayonier, L.P. References to “we,” “us,” and “our” mean collectively Rayonier Inc., the Operating Partnership and entities/subsidiaries owned or controlled by Rayonier Inc. and/or the Operating Partnership. References herein to “Notes to Financial Statements” or “Note” refer to the combined Notes to the Consolidated Financial Statements of Rayonier Inc. and Rayonier, L.P. included in Item 8 of this Report.

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

Item 1.    BUSINESS
GENERAL
We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive softwood timber growing regions in the U.S. and New Zealand. We invest in timberlands and actively manage them to provide current income and attractive long-term returns to our shareholders. We conduct our business through an umbrella partnership real estate investment trust (“UPREIT”) structure in which our assets are owned by our Operating Partnership and its subsidiaries. Rayonier manages the Operating Partnership as its sole general partner. Our revenues, operating income and cash flows are primarily derived from the following core business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Timber Funds, Real Estate, and Trading. As of December 31, 2020, we owned, leased or managed approximately 2.7 million acres of timberlands located in the U.S. South (1.73 million acres), U.S. Pacific Northwest (507,000 acres) and New Zealand (417,000 gross acres, or 296,000 net plantable acres). We also act as the managing member in a private equity timber fund business with three funds comprising approximately 141,000 acres. On a “look-through” basis, our ownership in the timber fund business equates to approximately 17,000 acres. In addition, we engage in the trading of logs from New Zealand and Australia to Pacific Rim markets, primarily to support our New Zealand export operations. We have an added focus to maximize the value of our land portfolio by pursuing higher and better use (“HBU”) land sale opportunities.
We originated as the Rainier Pulp & Paper Company founded in Shelton, Washington in 1926. On June 27, 2014, Rayonier completed the tax-free spin-off of its Performance Fibers manufacturing business from its timberland and real estate operations, thereby becoming a “pure-play” timberland REIT. On May 8, 2020 Rayonier, L.P. acquired Pope Resources, a Delaware Limited Partnership (“Pope Resources”).

Under our REIT structure, we are generally not required to pay U.S. federal income taxes on our earnings from timber harvest operations and other REIT-qualifying activities contingent upon meeting applicable distribution, income, asset, shareholder and other tests. Through a series of Mergers, which are further outlined in Note 1 - Summary of Significant Accounting Policies, Rayonier transferred all of its assets to the Operating Partnership, and as a result owns a 96.9% interest in the Operating Partnership and corresponding portion of taxable income or loss. Certain operations are conducted through our taxable REIT subsidiaries (“TRS”) and subject to U.S. federal and state corporate income tax. As of December 31, 2020 and as of the date of the filing of this Annual Report on Form 10-K, we believe the Company is in compliance with all REIT tests. See Note 11 — Income Taxes for further discussion of REIT and non-REIT qualifying operations.
The Company’s shares are publicly traded on the NYSE under the symbol RYN. We are a North Carolina corporation with executive offices located at 1 Rayonier Way, Wildlight, Florida 32097. Our telephone number is (904) 357-9100.
OUR COMPETITIVE STRENGTHS
We believe that we distinguish ourselves from other timberland owners and other alternative asset investments through the following competitive strengths:
•Leading Pure-Play Timberland REIT. We are differentiated from other publicly-traded timberland REITs in that we are invested exclusively in timberlands and real estate and do not own any pulp, paper or wood products manufacturing assets. We are the largest publicly-traded “pure-play” timberland REIT, which provides our investors with a focused, large-scale timberland investment alternative without taking on the risks and volatility inherent in direct ownership of forest products manufacturing assets.
•Well-Positioned for a Sustainable, Low-Carbon Economy. Our forests mitigate climate change through carbon sequestration and further support clean air and water and wildlife habitats – all while being sustainably managed through continuous cycles of growth and harvest. Our trees not only remove carbon from the atmosphere through photosynthesis while growing, but even after harvesting, a significant portion of the carbon removed from our forests can remain stored for an extended period of time within the wood products produced from our timber. Life cycle assessment studies have demonstrated that wood-based building products generate fewer greenhouse gas emissions as compared to other building materials, such as concrete and steel. We intend to be an industry leader in the rigor by which we measure our carbon footprint, the transparency of our disclosure, and in capitalizing on our ability to offer low-carbon solutions.
•Located in Premier Softwood Growing Regions with Access to Strong Markets. Our geographically diverse timberland holdings are strategically located in core softwood producing regions, including the U.S. South, U.S. Pacific Northwest and New Zealand. Our most significant timberland holdings are located in the U.S. South, in close proximity to a variety of established pulp, paper and wood products manufacturing facilities and export facilities, which provide a steady source of competitive demand for both pulpwood and higher-value sawtimber products. Our Pacific Northwest and New Zealand timberlands benefit from strong domestic sawmilling markets and are located near ports to capitalize on export markets serving the Pacific Rim.
•Attractive Pipeline of HBU Opportunities. We have a dedicated HBU platform with an established track record of selling rural and development HBU properties across our portfolio at strong premiums to timberland values. We continuously evaluate the highest-and-best-use of our lands and seek to capitalize on identified HBU opportunities through strategies uniquely tailored to maximize value, including selectively pursuing land-use entitlements and infrastructure improvements through one of our taxable REIT subsidiaries. Much of our HBU activity is concentrated in the U.S. South, where we own approximately 200,000 acres of timberlands located in the vicinity of Interstate 95 primarily north of Daytona Beach, FL and south of Savannah, GA.
•Sophisticated Log Marketing Capabilities Serving Various Pacific Rim Markets. We conduct a log trading operation based in New Zealand, which serves timberland owners in New Zealand and Australia and provides access to key export markets in China, South Korea and India. This operation provides us with superior market intelligence and economies of scale, both of which add value to our timber export operations and contribute to our earnings and cash flows, with minimal investment.
•Advantageous Structure and Capitalization. Under our REIT structure, we are generally not required to pay federal income taxes on our earnings from timber harvest operations and other REIT-qualifying activities, which allows us to optimize the value of our portfolio in a tax efficient manner. We also maintain a strong credit profile and have investment grade debt ratings. As of December 31, 2020, our net debt to enterprise value was 23%. We believe that our advantageous REIT structure and conservative capitalization provide us with a competitive cost of capital and significant financial flexibility to pursue growth initiatives.

OUR STRATEGY
Our business strategy consists of the following key elements:
•Manage our Timberlands on a Sustainable Yield Basis for Long-term Results. We generate recurring income and cash flow from the harvest and sale of timber and intend to actively manage our timberlands to maximize net present value over the long term by achieving an optimal balance among biological timber growth, generation of cash flow from harvesting activities, and responsible environmental stewardship. Our harvesting strategy is designed to produce a long-term, sustainable yield, although we may adjust harvest levels periodically in response to then-current market conditions.
•Capitalize on Advantageous Net Carbon Position. We estimate that our timberlands absorb more carbon than we emit in our operations. As such, we are positioning ourselves to take advantage of increasing demands for carbon solutions by companies, governments and investors. In 2020 we completed a rigorous analysis of our carbon footprint and developed a framework for collecting and reporting such data to our investors and other stakeholders. We expect that the unique environmental attributes of our forestry assets will play an increasingly important role in our efforts to create value over time.
•Apply Advanced Silviculture to Increase the Productivity of our Timberlands. We use our forestry expertise and disciplined financial approach to determine the appropriate silviculture programs and investments to maximize returns. This includes re-planting a significant portion of our harvested acres with improved seedlings we have developed through decades of research and cultivation. Over time, we expect these improved seedlings will result in higher volumes per acre and a higher value product mix.
•Increase the Size and Quality of our Timberland Holdings through Acquisitions. We intend to selectively pursue timberland acquisition opportunities that improve the average productivity of our timberland holdings and support cash flow generation from our annual harvesting activities. Our acquisition strategy employs a disciplined approach with rigorous adherence to strategic and financial metrics. Generally, we expect to focus our acquisition efforts on the most commercially desirable timber-producing regions of the U.S. South, the U.S. Pacific Northwest and New Zealand. We may also consider acquisition opportunities outside of our existing operating areas where we anticipate favorable long-term market dynamics and financial returns. In 2020, we acquired Pope Resources, which significantly expanded and enhanced our Pacific Northwest timberland and real estate portfolio with the addition of approximately 120,000 acres of fee timberland and 4,000 leased acres. We acquired an additional 13,000 acres of fee timberland in 2020, 69,000 acres in 2019 and 26,000 acres in 2018. Additionally, we acquired leases or long-term forestry rights covering approximately 2,000 acres in 2020, 2,000 acres in 2019, and 4,000 acres in 2018.
•Optimize our Portfolio Value. We continuously assess potential alternative uses of our timberlands, as some of our properties may become more valuable for development, residential, recreation, conservation, carbon sequestration or other purposes. We intend to capitalize on such higher-valued uses by opportunistically monetizing HBU properties and/or land-use rights in our portfolio. We generally expect that sales of HBU property will comprise approximately 1% to 2% of our Southern timberland holdings on an annual basis. While the majority of our HBU sales involve rural and recreational land, we also selectively pursue various land-use entitlements and improvements on certain properties for residential, commercial and industrial development in order to fully realize the enhanced long-term value potential of such properties. We further have an added strategic focus to evaluate and advance ecosystem monetization alternatives, including the long-term development of forest carbon markets.
•Focus on Timberland Operations to Support Cash Flow Generation. As described above, we rely primarily on annual harvesting activities and ongoing sales of HBU properties to generate cash flow from our timberland holdings. However, we also periodically generate income and cash flow from the sale of non-strategic and/or non-HBU timberlands, in particular as we seek to optimize our portfolio by disposing of less desirable properties or to fund capital allocation priorities, including share repurchases, debt repayment or acquisitions. Our strategy is to limit reliance on planned sales of non-HBU timberlands to augment cash flow generation and instead rely primarily on supporting cash flow from the operation, rather than sale, of our timberlands. We believe this strategy will support the sustainability of our harvesting activities over the long term.
•Promote Responsible Stewardship and Best-in-Class Disclosure. We are committed to responsible stewardship, environmentally and economically sustainable forestry, and positive climate change solutions. As such, we are focused on continuing to develop and integrate robust environmental, social and governance (“ESG”) policies and best practices within our business. We further intend to be an industry leader in transparent disclosure, particularly relating to our timberland holdings, harvest schedules, inventory, age-class profiles, carbon footprint and other meaningful data regarding our long-term sustainability. We believe our continued commitment to transparency and the stewardship of our assets and capital will allow us to maintain our timberlands’ productivity, more effectively attract and deploy capital and enhance our reputation as a preferred timber industry supplier and employer.

SEGMENT INFORMATION
As a result of the Mergers, we have revised our reportable business segments, adding one additional segment, Timber Funds. The Timber Funds segment represents operations of the three private equity timber funds included in the Pope Resources transaction – Fund II, Fund III and Fund IV (collectively, the “Funds”). Rayonier owns 20% of Fund II, 5% of Fund III, and 15% of Fund IV and is also the managing member of the Funds. As discussed in Note 6 - Noncontrolling Interests, the Funds are consolidated into our financial statements. We now operate in six reportable business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Timber Funds, Real Estate and Trading. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 7 — Segment and Geographical Information for information on sales and operating income by reportable segment and geographic region.
TIMBER
Our timber businesses are disaggregated into Southern Timber, Pacific Northwest Timber, New Zealand Timber and Timber Funds segments. Sales in the Timber segments include all activities related to the harvesting of timber in addition to lease and license activities, other non-timber activities and carbon credit sales.
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
We define merchantable timber inventory as an estimate of timber volume beyond a specified age that approximates such timber’s earliest economically harvestable age. Our estimate includes certain timber located in restricted or environmentally sensitive areas based on an estimate of lawfully recoverable volumes from such areas. The estimate does not include volumes in restricted or environmentally sensitive areas that may not be lawfully harvested or volumes located in economically inaccessible areas. The merchantable age (i.e., the age at which timber moves from pre-merchantable to merchantable) is 15 years for our Southern timberlands, with the exception of Oklahoma which is 17 years, 35 years for our Pacific Northwest timberlands, and 20 years for radiata pine and 30 years for Douglas-fir in our New Zealand timberlands. The merchantable age for our Timber Funds segment is 35 years, with the exception of Fund III’s California tree farm, which has been managed historically using an uneven-aged harvest regime wherein stands consist of trees of a variety of age classes. As such, in California we classify merchantable volume based on the tree’s diameter at breast height (DBH), or four and one-half feet above ground. Trees with a DBH greater than or equal to 16 inches are considered merchantable and less than 16 inches are considered pre-merchantable.
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
Timber inventory is generally measured and expressed in short green tons (SGT) in our Southern timberlands, in thousand board feet (MBF) or million board feet (MMBF) in our Pacific Northwest and Timber Funds timberlands, and in cubic meters (m3) in our New Zealand timberlands. For conversion purposes, one MBF and one m3 is equal to approximately 8.0 and 1.12 short green tons, respectively. For comparison purposes, we provide inventory estimates for our Pacific Northwest and New Zealand timberlands in MBF and cubic meters, respectively, as well as in short green tons.
The following table sets forth the estimated volumes of merchantable timber inventory by location in short green tons as of September 30, 2020 for the South, Pacific Northwest and Timber Funds and as of December 31, 2020 for New Zealand on a total and look-through basis:

(volumes in thousands of SGT)
Location	Merchantable Inventory (a)	%	(“Look-through”) Merchantable Inventory (a) (b)	%
South	64,300	67	64,300	70
Pacific Northwest	11,053	11	11,053	12
New Zealand	16,274	17	16,274	17
Timber Funds	5,134	5	591	1
	96,761	100	92,218	100

(a)For all regions, depletion rate calculations for the upcoming year are based on estimated volumes of merchantable inventory at December 31, 2020.
(b)The “look-through” amounts include only our proportional ownership of the Timber Funds’ merchantable inventory, based on our ownership interests in Fund II, Fund III, and Fund IV of 20%, 5% and 15%, respectively.
We define sustainable yield as the average harvest level that can be sustained into perpetuity based on our estimates of biological growth and the expected productivity resulting from our reforestation and silvicultural efforts. Our estimated sustainable yield may change over time based on changes in silvicultural techniques and resulting timber yields, changes in environmental laws and restrictions, changes in the statistical sampling and estimates of our merchantable timber inventory, acquisitions and dispositions of timberlands, the expiration or renewal of timberland leases, casualty losses, and other factors. Moreover, our harvest level in any given year may deviate from our estimated sustainable yield due to variations in the age class of our timberlands, the product mix of our harvest (i.e., pulpwood versus sawtimber), our deliberate acceleration or deferral of harvest in response to market conditions, our thinning activity (in which we periodically remove some smaller trees from a stand to enhance long-term sawtimber potential of the remaining timber), or other factors. We estimate sustainable yield for each of our core Timber segments as of December 31, 2020.
We manage our U.S. timberlands in accordance with the requirements of the Sustainable Forestry Initiative® (“SFI”) program. The timberland holdings of the New Zealand subsidiary are certified under the Forest Stewardship Council® (“FSC”). The majority of our New Zealand timberland holdings are also certified under the Programme for the Endorsement of Forest Certification (“PEFC”). All programs are comprehensive systems of environmental principles, objectives and performance measures that combine the perpetual growing and harvesting of trees with the protection of wildlife, plants, soil and water quality. Through application of our site-specific silvicultural expertise and financial discipline, we manage timber in a way that is designed to optimize site preparation, tree species selection, competition control, fertilization, timing of thinning and final harvest. We also have a genetic seedling improvement program to enhance the productivity and quality of our timberlands and overall forest health. In addition, non-timber income opportunities associated with our timberlands such as recreational licenses, as well as considerations for the future HBU of the land, are integral parts of our site-specific management philosophy. All of these activities are designed to maximize value while complying with SFI, or FSC and PEFC requirements.

SOUTHERN TIMBER
As of December 31, 2020, our Southern timberlands acreage consisted of approximately 1.73 million acres (including approximately 152,000 acres of leased lands) located in Alabama, Arkansas, Florida, Georgia, Louisiana, Oklahoma, South Carolina and Texas. Approximately two-thirds of this land supports intensively managed plantations of predominantly loblolly and slash pine. The other one-third of this land is too wet to support pine plantations, but supports productive natural stands primarily consisting of natural pine and a variety of hardwood species. Rotation ages typically range from 21 to 28 years for pine plantations and from 35 to 60 years for natural stands. Key consumers of our timber include pulp, paper, wood products and biomass facilities.
We estimate that the gross timber inventory and merchantable timber inventory of our Southern timberlands was 80 million tons and 64 million tons, respectively, as of September 30, 2020. We estimate that the sustainable yield of our Southern timberlands, including both pine and hardwoods, is approximately 5.9 to 6.3 million tons annually. We expect that the average annual harvest volume of our Southern timberlands over the next five years (2021 to 2025) will be generally in line with our sustainable yield. For additional information, see Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield and Item 1A — Risk Factors.
In 2020, we acquired approximately 13,000 acres of timberland in the Southern region. For additional information, see Note 4 — Timberland Acquisitions.
The following table provides a breakdown of our Southern timberlands acreage and timber inventory by product and age class as of September 30, 2020 (inventory volumes are estimated at December 31 to calculate a depletion rate for the upcoming year):

(volumes in thousands of SGT)
Age Class	Acres (000’s)	Pine Pulpwood	Pine Sawtimber	Hardwood Pulpwood	Hardwood Sawtimber	Total
Pine Plantation
0 to 4 years (a)	228	—	—	—	—	—
5 to 9 years	191	—	—	—	—	—
10 to 14 years	211	8,262	1,124	41	—	9,427
15 to 19 years	224	12,225	4,633	105	—	16,963
20 to 24 years	184	6,808	6,484	112	3	13,407
25 to 29 years	57	1,887	2,964	78	1	4,930
30 + years	37	1,067	2,511	105	1	3,684
Total Pine Plantation	1,132	30,249	17,716	441	5	48,411
Natural Pine (Plantable) (b)	37	396	817	817	230	2,260
Natural Mixed Pine/Hardwood (c)	519	4,471	7,289	13,667	4,013	29,440
Forested Acres and Gross Inventory	1,688	35,116	25,822	14,925	4,248	80,111
Plus: Non-Forested Acres (d)	61
Gross Acres	1,749
Less: Pre-Merchantable Age Class Inventory (e)						(9,663)
Less: Volume in Environmentally Sensitive/Legally Restricted Areas						(6,148)
Merchantable Timber Inventory						64,300

(a)0 to 4 years includes clearcut acres not yet replanted.
(b)Consists of natural stands that are convertible into pine plantations once harvested.
(c)Consists of all non-plantable natural stands, including those that are in environmentally sensitive or economically inaccessible areas.
(d)Includes roads, rights of way and all other non-forested areas.
(e)Includes inventory that is less than 15 years old or less than 17 years old in Oklahoma.

PACIFIC NORTHWEST TIMBER
As of December 31, 2020, our Pacific Northwest timberlands consisted of approximately 507,000 acres located in Oregon and Washington, of which approximately 397,000 acres were designated as productive acres, meaning land that is capable of growing merchantable timber and where the harvesting of timber is not constrained by physical, environmental or regulatory restrictions. These timberlands primarily comprise second and third rotation western hemlock and Douglas-fir, as well as a small amount of other softwood species, such as western red cedar. A small percentage also consists of natural hardwood stands of predominantly red alder. In the Pacific Northwest, rotation ages typically range from 35 to 50 years. Our product mix in the Pacific Northwest is heavily weighted to sawtimber, which is sold to domestic wood products facilities as well as exported primarily to Pacific Rim markets.
We estimate that the gross timber inventory and merchantable timber inventory of our Pacific Northwest timberlands was 3,609 MMBF and 1,383 MMBF, respectively, as of September 30, 2020. We estimate that the sustainable yield of our Pacific Northwest timberlands is approximately 230 to 240 MMBF (or 1.8 to 1.9 million tons) annually. We expect that the average annual harvest volume of our Pacific Northwest timberlands over the next five years (2021 to 2025) will be modestly below our sustainable yield. For additional information, see Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield and Item 1A — Risk Factors.
In 2020, we acquired approximately 124,000 acres in the Pacific Northwest Timber segment in the merger with Pope Resources. For additional information, see Note 2 — Merger with Pope Resources.
The following table provides a breakdown of our Pacific Northwest timberlands acreage and timber inventory by product and age class as of September 30, 2020 (inventory volumes are estimated at December 31 to calculate a depletion rate for the upcoming year):

(volumes in MBF, except as noted)
Age Class	Acres (000’s)	Softwood Pulpwood (e)	Softwood Sawtimber (e)	Total (e)
Commercial Forest
0 to 4 years (a)	48	—	—	—
5 to 9 years	50	—	—	—
10 to 14 years	52	—	—	—
15 to 19 years	47	—	—	—
20 to 24 years	36	44,556	113,798	158,354
25 to 29 years	31	53,197	275,883	329,080
30 to 34 years	60	110,929	743,783	854,712
35 to 39 years	42	75,140	706,080	781,220
40 to 44 years	14	25,207	257,534	282,741
45 to 49 years	5	10,035	83,637	93,672
50+ years	8	20,069	168,643	188,712
Total Commercial Forest	393	339,133	2,349,358	2,688,491
Non-Commercial Forest (b)	4	5,049	32,548	37,597
Productive Forested Acres	397
Restricted Forest (c)	90	102,175	781,160	883,335
Total Forested Acres and Gross Inventory	487	446,357	3,163,066	3,609,423
Plus: Non-Forested Acres (d)	20
Gross Acres	507
Less: Pre-Merchantable Age Class Inventory				(1,342,729)
Less: Restricted Forest Inventory				(883,335)
Total Merchantable Timber				1,383,359
Conversion factor for MBF to SGT				7.99
Total Merchantable Timber (thousands of SGT)				11,053

(a)0 to 4 years includes clearcut acres not yet replanted.
(b)Includes non-commercial forests with limited productivity.
(c)Includes significant portions of riparian management zones, legally restricted forests, and environmentally sensitive areas.
(d)Includes roads, rights of way, and all other non-forested areas.
(e)Includes a minor component of hardwood in red alder and other species.

NEW ZEALAND TIMBER
As of December 31, 2020, our New Zealand timberlands consisted of approximately 417,000 acres (including approximately 232,000 acres of leased lands), of which approximately 296,000 acres were designated as productive or plantation acres, meaning land that is capable of growing merchantable timber and where the harvesting of timber is not constrained by physical, environmental or regulatory restrictions. The leased acres are generally leased through long-term arrangements including Crown Forest Licenses (“CFLs”), forestry rights and other leases. Our New Zealand timberlands serve a domestic sawmilling market and also export logs to Pacific Rim markets.
Our New Zealand timber operations are conducted by Matariki Forestry Group, a joint venture with Stafford Capital Partners Limited. We maintain a controlling financial interest of 77% in the New Zealand subsidiary and, accordingly, consolidate the New Zealand subsidiary’s balance sheet and results of operations. The minority owner’s interest in the New Zealand subsidiary and its earnings are reported as noncontrolling interest in our financial statements. Rayonier’s wholly-owned subsidiary, Rayonier New Zealand Limited (“RNZ”), serves as the manager of the New Zealand subsidiary. For additional information, see Note 6 — Noncontrolling Interests.
We estimate that the gross timber inventory and merchantable timber inventory of our New Zealand timberlands were both 14.6 million cubic meters as of December 31, 2020. We estimate that the sustainable yield of our New Zealand timberlands is approximately 2.1 to 2.4 million cubic meters (or 2.4 to 2.7 million tons) annually. We expect that the average annual harvest volume of our New Zealand timberlands over the next five years (2021 to 2025) will be generally in line with our sustainable yield. For additional information, see Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield and Item 1A — Risk Factors.
In 2020, we acquired approximately 2,000 acres of leased timberland in New Zealand. For additional information, see Note 4 — Timberland Acquisitions.
The following table provides a breakdown of our New Zealand timberlands acreage and timber inventory by product and age class as of December 31, 2020 (inventory volumes at December 31 are used to calculate a depletion rate for the upcoming year):

(volumes in thousands of m3, except as noted)
Age Class	Acres (000’s)	Pulpwood (d)	Sawtimber (d)	Total (d)
Radiata Pine
0 to 4 years (a)	63	—	—	—
5 to 9 years	40	—	—	—
10 to 14 years	43	—	—	—
15 to 19 years	53	—	—	—
20 to 24 years	49	1,830	7,244	9,074
25 to 29 years	13	508	2,244	2,752
30 + years	2	138	391	529
Total Radiata Pine	263	2,476	9,879	12,355
Other (b)	33	1,036	1,174	2,210
Forested Acres and Merchantable Timber Inventory	296	3,512	11,053	14,565
Conversion factor for m3 to SGT				1.12
Total Merchantable Timber (thousands of SGT)				16,274
Plus: Non-Productive Acres (c)	121
Gross Acres	417

(a)0 to 4 years includes clearcut acres not yet replanted.
(b)Includes primarily Douglas-fir age 30 and over.
(c)Includes natural forest and other non-planted acres.
(d)Includes timber located in environmentally sensitive areas.

TIMBER FUNDS
On May 8, 2020, Rayonier Inc. and Rayonier, L.P. acquired Pope Resources. Pope Resources managed and co-invested in three private equity timber funds, comprising 141,000 acres. Upon completion of the merger, we became the manager of the timber funds, Fund II, Fund III, and Fund VI, and obtained interest in the Funds of 20%, 5%, and 15% respectively. In accordance with Generally Accepted Accounting Principles (“GAAP”), the Funds are consolidated into our financial statements. See Note 6 - Noncontrolling Interests for additional details. When referring to our proportionate ownership share of the Timber Funds segment, we will refer to the sums as “look-through” totals.
These timberlands primarily comprised of Douglas-fir and western hemlock, as well as a small amount of other softwood species, such as western red cedar. A small percentage also consists of other conifer and natural hardwoods stands such as red alder. Predominantly our product mix is weighted toward sawtimber, which rely on domestic markets, and to a lesser extent export markets.
We estimate that the gross timber inventory and merchantable timber inventory of the Timber Funds timberlands were 1,181 MMBF and 643 MMBF, respectively, as of September 30, 2020. We estimate that the “look-through” gross timber inventory and merchantable timber inventory of the Timber Funds timberlands were 136 MMBF and 74 MMBF as of September 30, 2020. For additional information, see Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield and Item 1A — Risk Factors.
The following table provides a breakdown of our Timber Funds timberlands acreage and timber inventory by product and age class as of September 30, 2020 (inventory volumes at December 31 are used to calculate a depletion rate for the upcoming year):

(volumes in MBF, except as noted)
Age Class	Acres (000’s)	Softwood Pulpwood (e)	Softwood Sawtimber (e)	Total
Commercial Forest
0 to 4 years (a)	15	—	—	—
5 to 9 years	13	—	—	—
10 to 14 years	10	—	—	—
15 to 19 years	12	—	—	—
20 to 24 years	10	10,220	52,505	62,725
25 to 29 years	7	4,842	75,950	80,792
30 to 34 years	9	6,866	124,104	130,970
35 to 39 years	6	3,115	98,992	102,107
40 to 44 years	4	1,388	57,148	58,536
45 to 49 years	4	1,323	74,713	76,036
50+ years	30	3,482	402,401	405,883
Total Commercial Forest	120	31,236	885,813	917,049
Productive Forested Acres	120
Restricted Forest (b)	14	5,190	258,486	263,676
Total Forested Acres and Gross Inventory	134	36,426	1,144,299	1,180,725
Plus: Non-Forested Acres (c)	7
Gross Acres	141
Less: Pre-Merchantable Age Class Inventory (d)				(274,487)
Less: Restricted Forest Inventory				(263,676)
Total Merchantable Timber				642,562
Conversion factor for MBF to SGT				7.99
Total Merchantable Timber (thousands of SGT)				5,134

(a)0 to 4 years includes clearcut acres not yet replanted.
(b)Includes significant portions of riparian management zones, legally restricted forests, and environmentally sensitive areas.
(c)Includes roads, rights of way, and all other non-forested areas.
(d)Includes inventory that is less than 35 years old or has a diameter breast height (DBH) of less than 16 inches in California.
(e)Includes a minor component of hardwood in red alder and other species.

The following table provides a breakdown of our “look-through” Timber Funds timberlands acreage and timber inventory by product and age class as of September 30, 2020:

(volumes in MBF, except as noted)
Age Class	Acres (000’s)	Softwood Pulpwood (e)	Softwood Sawtimber (e)	Total
Commercial Forest
0 to 4 years (a)	2	—	—	—
5 to 9 years	1	—	—	—
10 to 14 years	1	—	—	—
15 to 19 years	1	—	—	—
20 to 24 years	1	1,157	5,470	6,627
25 to 29 years	1	620	10,317	10,937
30 to 34 years	1	852	15,606	16,458
35 to 39 years	1	268	11,005	11,273
40 to 44 years	1	168	7,627	7,795
45 to 49 years	1	189	9,772	9,961
50+ years	3	468	44,525	44,993
Total Commercial Forest	14	3,722	104,322	108,044
Productive Forested Acres	14
Restricted Forest (b)	2	624	27,764	28,388
Total Forested Acres and Gross Inventory	16	4,346	132,086	136,432
Plus: Non-Forested Acres (c)	1
Gross Acres	17
Less: Pre-Merchantable Age Class Inventory (d)				(34,021)
Less: Restricted Forest Inventory				(28,388)
Total Merchantable Timber				74,023
Conversion factor for MBF to SGT				7.99
Total Merchantable Timber (thousands of SGT)				591

(a)0 to 4 years includes clearcut acres not yet replanted.
(b)Includes significant portions of riparian management zones, legally restricted forests, and environmentally sensitive areas.
(c)Includes roads, rights of way, and all other non-forested areas.
(d)Includes inventory that is less than 35 years old or has a diameter breast height (DBH) of less than 16 inches in California.
(e)Includes a minor component of hardwood in red alder and other species.
REAL ESTATE
All of our U.S. and New Zealand land or leasehold sales, including HBU and non-HBU, are reported in our Real Estate segment. We report our Real Estate sales in six categories:
•Improved Development,
•Unimproved Development,
•Rural,
•Timberland & Non-Strategic,
•Large Dispositions, and
•Conservation Easement
The Improved Development category comprises properties sold for development for which we, through a taxable REIT subsidiary, have invested in site improvements such as infrastructure, roadways, utilities, amenities and/or other improvements designed to enhance marketability and create parcels, pads and/or lots for sale.
The Unimproved Development category comprises properties sold for development for which we have not invested in site improvements.
The Rural category comprises all real estate sales (excluding development sales) representing a demonstrable premium above timberland value.

The Timberland & Non-Strategic category includes all U.S. and New Zealand real estate sales representing little to no premium to timberland value. This category consists primarily of sales of property that management views as non-strategic to our long-term portfolio as well as sales of property for capital allocation purposes that do not fit the definition of a Large Disposition.
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
Conservation Easements are the sale of development rights which preclude future development on the underlying land but reserve our rights to continue to grow and harvest timber.
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
In the third quarter 2020, Matariki Forests Trading Ltd, entered into an export services joint venture with a third-party forest manager. This joint venture is utilized by the New Zealand subsidiary to arrange sales, shipping and export documentation services for exported logs for which an agency fee is charged. The New Zealand subsidiary, in turn, provides support services on a cost recovery basis to the joint venture. Through the use of the joint venture, we are able to increase scale efficiencies, market presence, and cost savings in both the Timber and Trading segments.
For procured logs, the New Zealand subsidiary buys logs directly from other forest owners at New Zealand ports and exports them through an agency agreement with the export service joint venture. Income from this business is generated by achieving a sales margin over the purchase price of the procured logs. The New Zealand subsidiary, through the Trading segment, also purchases standing timber from time to time, whereby it manages the harvest and sale of the logs for approximately one to three years. In these instances, the cost of standing timber is capitalized as a current asset on the Consolidated Balance Sheets and recognized as non-depletion cost of sales when sold. Revenue generated from procured log sales reflects the full sales price of the logs and is recorded as timber sales within the Trading segment. In 2020, Trading volume from procured logs was approximately 1.0 million tons. Of this volume, approximately 433,000 tons were sourced from outside New Zealand, primarily Australia. Approximately 492,000 tons were purchased directly from third parties in New Zealand, while the remaining 34,000 tons were harvested from stumpage purchases and managed harvest arrangements. Approximately 44% of third-party purchases in New Zealand were purchased at spot prices, with the New Zealand subsidiary thereby assuming some price risk on subsequent resale. The remaining 56% were purchased on a fixed margin basis, with the New Zealand subsidiary earning either a fixed percentage of the net export revenue or a spread on the resale price irrespective of subsequent price fluctuations. The New Zealand subsidiary generally seeks to mitigate its risk of loss on procured logs by securing export orders prior to or concurrent with its spot purchases of logs.
The Trading segment also generates income from commissions and logistical services provided through our log trading activities. This income is recorded in other operating (expense) income, net as log trading marketing fees.
FOREIGN SALES AND OPERATIONS
Sales from non-U.S. operations occur in our Real Estate, New Zealand Timber and Trading segments and comprised approximately 34% of consolidated 2020 sales. See Note 7 — Segment and Geographical Information for additional information.

COMPETITION
TIMBER
Timber markets in our Southern and Pacific Northwest regions are relatively fragmented with price being the principal method of competition. In New Zealand, there are five other major private timberland owners accounting for approximately 37% of New Zealand planted forests.
The following table provides an overview of certain major competitors in each of our Timber segments:

Segment	Competitors
Southern Timber (a)	Weyerhaeuser Company
CatchMark Timber Trust
Hancock Timber Resource Group
Resource Management Service
Forest Investment Associates
Campbell Global

Pacific Northwest Timber (a)	Weyerhaeuser Company
Hancock Timber Resource Group
Green Diamond Resource Company
Campbell Global
Port Blakely Tree Farms
State of Washington Department of Natural Resources
Bureau of Indian Affairs

Timber Funds (a)	Weyerhaeuser Company
Hancock Timber Resource Group
Green Diamond Resource Company
Campbell Global
Port Blakely Tree Farms
State of Washington Department of Natural Resources
Bureau of Indian Affairs
Sierra Pacific Industries
Fruit Growers Supply
New Forests (c)
Hearst Ranch (c)
W.M. Beaty & Associates (c)
U.S. Forest Service (c)
Michigan-California Timber Company (c)

New Zealand (b)	Hancock Natural Resource Group
Kaingaroa Timberlands
Ernslaw One
OneFortyOne Plantations
New Forests

(a)    In addition to the competitors listed, we also compete with numerous other large and small privately held timber companies.
(b)The New Zealand subsidiary competes with these and other smaller New Zealand timber companies for supply into New Zealand domestic and export markets, predominantly China, South Korea and India. Logs supplied into Asian markets also compete with export supply from other regions, including Europe, North America and Australia.
(c)These competitors are specific to Timber Fund III’s tree farm in California.

REAL ESTATE
In our Real Estate business, we compete with other owners of entitled and unentitled properties. Each property has unique attributes, but overall quantity of supply and price for residential, commercial, industrial and rural properties in the geographic areas in which we operate are the most significant competitive drivers.
TRADING
Our log trading operations are primarily based out of New Zealand and performed by our New Zealand subsidiary. The New Zealand market remains very competitive with over 20 entities competing for export log supply at different ports across the country. We are one of the larger log trading companies in the region with access to multiple export ports and a range of different export markets.
CUSTOMERS
In 2020, no individual customer (or group of customers under common control) represented 10% or more of 2020 consolidated sales.

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
GOVERNMENTAL REGULATION AND ENVIRONMENTAL MATTERS

We are subject to federal, state and local laws and regulations in the United States and New Zealand that could affect our business, including those promulgated under the Foreign Corrupt Practices Act, Occupational Safety and Health Act, Clean Water Act, Endangered Species Act, Washington Forest Practices Act, New Zealand Resource Management Act, New Zealand Health & Safety At Work Act and various other environmental and safety laws and regulations. Our operations also are subject to various international trade agreements, tariffs, taxes and regulations. While we believe that we are in compliance in all material respects with all applicable governmental regulations, current governmental regulations may change or become more stringent or unforeseen events may occur, any of which could have a material adverse effect on our financial position or results of operations.

We are aware of hazardous substances at a former saw mill site located in Port Gamble, Washington, which we acquired as part of our recent acquisition of Pope Resources. We have been identified as a “potentially liable party” at the Port Gamble site and are presently working on cleanup and remediation under the Washington Model Toxics Control Act, as well as the federal Comprehensive Environmental Response, Compensation and Liability Act programs. We have determined that a liability has been incurred and that the amount of the loss can reasonably be estimated. Accordingly, we have accrued amounts on our balance sheet for losses related to this site. Compliance with environmental laws and regulations and our remedial environmental obligations historically have not had a material impact on our operations, and we are not aware of any proposed regulations or remedial obligations that could trigger significant costs or capital expenditures in connection with such compliance.

We have elected to be taxed as a REIT for U.S. federal tax purposes pursuant to the Internal Revenue Code of 1986 and related U.S. Treasury regulations and administrative guidance (“REIT Requirements”). We monitor and test our compliance with all REIT Requirements and believe that we are in compliance in all material respects with all such current requirements. In the event we are not in compliance, or in the event, current REIT Requirements change in such a way as to preclude our continuing qualification as a REIT, such events could have a material adverse effect on our financial position or results of operations.

Compliance with government regulations, including environmental regulations, has not had, and based on current information and the applicable laws and regulations currently in effect, is not expected to have a material effect on our capital expenditures, earnings or competitive position. However, laws and regulations may be changed, accelerated or adopted that impose significant operational restrictions and compliance requirements upon our company and which could negatively impact our operating results. See Item 1A - Risk Factors.

PORT GAMBLE ENVIRONMENTAL REMEDIATION
In the merger with Pope Resources, we acquired the town of Port Gamble, Washington. Portions of this property require environmental remediation under federal and state environmental laws, and remediation activities are currently ongoing. As such, through the preliminary purchase price allocation for the merger with Pope Resources, we recognized environmental liabilities for the estimated fair value of liabilities assumed. See Note 2 - Merger with Pope Resources for additional information on the preliminary allocation of purchase price. For additional information on our environmental liabilities see Note 10 - Commitments and Note 13 - Environmental and Natural Resource Damage Liabilities.
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

Millsite Cleanup
With the in-water portion of the cleanup completed, there is expected to be relatively modest cleanup activity on the millsite and a monitoring period. In February 2018, Pope Resources and DOE entered into an agreed order with respect to the millsite under which Pope Resources performed a remedial investigation and feasibility study (“RI/FS”) which it submitted to DOE for review in January 2019. Following the finalization of the RI/FS, Pope Resources worked with DOE to develop a CAP. As with the in-water portion of the project, the CAP will define the scope of the remediation activity for the millsite. The consent decree, which includes the CAP, was entered in Kitsap County Superior Court on November 25, 2020.
Natural Resources Damages
In addition to the cleanup costs discussed previously, certain environmental laws allow state, federal, and tribal trustees (collectively, the “Trustees”) to bring suit against property owners to recover natural resource damages (“NRD”). Similar to cleanup responsibility, liability for NRD can attach to a property owner simply because an injury to natural resources resulted from releases of hazardous substances on the owner’s property, regardless of culpability for the release. Trustees have alleged that Pope Resources had NRD liability because of releases that occurred on its property. Prior to the merger with Rayonier, Pope Resources began negotiations with the Trustees for the purpose of identifying NRD restoration projects. Those negotiations are ongoing and may ultimately result in agreement as to requested mitigation activities.
For additional information see Item 1A — Risk Factors.
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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
David L. Nunes, 59, Mr. Nunes joined the Company in June 2014 as Chief Operating Officer, and shortly thereafter assumed the role of President and CEO following the Company’s spin-off of its Performance Fibers business. Prior to joining the Company, Mr. Nunes served as President and CEO of Pope Resources/Olympic Resource Management from 2002 to 2014. He joined Pope in 1997 as director of portfolio management. The following year, he was named Vice President of portfolio development, and then served two years as Senior Vice President of acquisitions and portfolio development before being named President and COO in 2000. Previously, Mr. Nunes spent nine years with the Weyerhaeuser Company, joining the organization in 1988 as a business analyst and advancing through a number of leadership roles to become director of corporate strategic planning. Mr. Nunes holds a Bachelors of Arts and Economics from Pomona College and an MBA from the Tepper School of Business at Carnegie Mellon University.
Mark D. McHugh, 45, Mr. McHugh was appointed Senior Vice President and Chief Financial Officer in December 2014. He was previously Managing Director in the Real Estate Investment Banking group at Raymond James, where he worked since 2008. Prior to joining Raymond James, Mr. McHugh was a Director in the Paper & Forest Products Group within the Investment Banking Division at Credit Suisse, where he worked from 2000 to 2008. Mr. McHugh received his B.S.B.A. in Finance from the University of Central Florida and his JD from Harvard Law School.
Douglas M. Long, 50, Mr. Long currently serves as Senior Vice President, Forest Resources. Previously, he served as Vice President, U.S. Operations from November 2014 to December 2015 and as Director, Atlantic Region, U.S. Forest Resources from March 2014 to November 2014. He joined the Company in 1995 as a GIS Forestry Analyst and has held multiple positions of increasing responsibility within the forestry division. Mr. Long holds bachelor’s and master’s degrees in Forest Resources and Conservation from the University of Florida.
Christopher T. Corr, 57, Mr. Corr joined the Company in July 2013 and currently serves as Senior Vice President, Real Estate Development and President, Raydient LLC. Prior to joining Rayonier, he served as Executive Vice President, Buildings and Places for AECOM from 2008 to 2013. Prior to that, Mr. Corr held various positions with The St. Joe Company between 1998 and 2008, most recently as Executive Vice President. From 1992 to 1998, Mr. Corr was a senior manager with The Walt Disney Company, where he was a key member of the team that developed the visionary town of Celebration near Orlando, Florida. From 1990-1992, Mr. Corr served as an elected member of the Florida House of Representatives. He holds a Bachelor of Arts degree from the University of Florida and has completed programs with the Harvard Real Estate Institute and the Wharton School of Business at University of Pennsylvania.
Mark R. Bridwell, 58, Mr. Bridwell was promoted to Vice President and General Counsel in June 2014 and assumed the role of Corporate Secretary in March 2015. He joined the Company in 2006 as Associate General Counsel for Performance Fibers. In 2009, he became Associate General Counsel for Timber and Real Estate and in 2012 was promoted to Assistant General Counsel for Land Resources. Prior to joining Rayonier, Mr. Bridwell served as counsel for six years at Siemens Corporation. Previously, he was an attorney for five years with the international law firms of Jones, Day, Reavis & Pogue and Seyfarth, Shaw, Fairweather & Geraldson. Mr. Bridwell has a B.S.B.A. in Finance from the University of Central Florida, and an MBA and JD from Emory University.
Shelby L. Pyatt, 50, Ms. Pyatt was named Vice President, Human Resources and Information Technology in July 2014. Ms. Pyatt joined Rayonier in 2003 as Manager, Compensation and became Director, Compensation and Employee Services in 2006. She was named Director, Compensation, Benefits and Employee Services in 2009 before being promoted to her current position. Prior to joining Rayonier, Ms. Pyatt held human resources positions with CSX Corporation and Barnett Bank. Ms. Pyatt holds a bachelor’s degree in Business Management.
W. Rhett Rogers, 44, Mr. Rogers was appointed to Vice President, Portfolio Management in February 2017. Mr. Rogers oversees the Company’s acquisition and disposition activities, including HBU and non-strategic land sales, as well as its land information systems function. He joined Rayonier in 2001 as a District Technical Forester, and has held numerous roles of increasing responsibility, most recently as Director, Land Asset Management before being promoted to his current position. Mr. Rogers holds a BS in Forestry from Louisiana Tech University, and both an MBA and MS in Forest Resources from Mississippi State University.
April J. Tice, 47, Ms. Tice was promoted to Vice President, Financial Services and Corporate Controller in March 2019. In this position, she acts as the Company’s principal accounting officer. She joined Rayonier in 2010 and has worked in various roles within the finance and financial reporting departments since that time. She previously served as Director, Financial Services and Corporate Controller before being promoted to her current position. Prior to joining Rayonier, Ms. Tice served in various accounting and/or audit roles at Deloitte & Touche, the State of Florida and two private companies located in Florida. Ms. Tice holds a Bachelor of Fine Arts from Florida State University and a Master of Accountancy with a tax concentration from the University of North Florida. Ms. Tice is a Certified Public Accountant in the State of Florida.
HUMAN CAPITAL
Rayonier is committed to creating an engaging and rewarding employee experience, as well as making safety a priority in everything we do.
Our Culture and Employee Retention
We view our culture as an asset and believe that fostering a healthy culture is critical to achieving our goals of being the preferred employer in the forestry industry and retaining key talent. We use various means to encourage communication and information sharing across the organization.
Every two years we conduct a formal company-wide employee survey to provide anonymous feedback to management. Survey results are benchmarked against our third-party provider’s global database, shared with employees and also reviewed with our Board of Directors to help set non-financial goals for management.
Employee Development
We offer a comprehensive approach to training and development which includes micro- and on-demand learning, classroom programs, coaching and mentoring, cross-functional assignments and conferences. We also provide a tuition reimbursement program, which reimburses 80% of the costs of approved degree programs.
Workplace Safety
Safety is a way of life and a cornerstone of Rayonier’s culture — our key guiding principle is that all of our employees and contractors should return home safely each day. To that end:
•We employ a systematic, four-pronged approach to developing and assimilating our safety principles: set goals, communicate effectively, identify preventive measures and provide proper tools and training.
•We conduct meetings throughout our organization addressing key safety issues.
•We offer safety courses each year in areas such as: defensive driving, proper chainsaw use, ATV safety, CPR certifications and first aid, emergency evacuation, slips, trips and falls, overhead hazards, fire prevention, internal reporting of safety incidents, general forestry requirements and various other safety topics.
We generally engage contractors to perform a number of critical functions, such as the planting of trees and the harvesting and hauling of logs. Our safety management programs are designed to use a collaborative approach to focus on both employee and contractor safety. For our employees, driving is generally deemed to be the most hazardous activity associated with our business given the geographic dispersion of our assets. However, for our contracted workforce, activities associated with tree felling, extraction of logs and log transportation are the most critical risk areas.
In New Zealand, we have a comprehensive safety management program that includes both employees and contractors pursuant to local laws and the Health & Safety at Work Act 2015. Similar industry practices and regulations do not exist in the United States for contractors. Nonetheless, in addition to our employee safety programs in the U.S., we initiated programs with our U.S. contractors to better educate them on safe work practices. In 2020, our contractors published 9 safety alerts and completed 1,398 training courses on safe trucking.
Throughout the COVID-19 pandemic, we have remained focused on protecting the health and safety of our employees and contractors, as well as their families and communities. Shortly after the outset of COVID-19, we implemented a work-from-home model for office employees and instituted enhanced safety and social distancing guidelines for field employees. This has enabled our Company and industry to continue to supply essential forest products while optimizing workplace safety.
Employee Wellness
Our employee wellness program, Stay Strong, is designed to promote the overall health and well-being of our employees by providing education, resources, and a financial investment in our employees’ wellness. Stay Strong employs a comprehensive approach centered on four key areas: Health and Well-Being, Financial Wellness, Work-

Life Balance and Emotional Health. This includes a comprehensive benefits package, flexible work arrangements and generous paid time off as well as specific workshops ans programs tailored to locations.

Inclusion and Diversity
Rayonier is focused on promoting an inclusive and diverse workforce as we believe this plays an integral role in maintaining an engaging employee experience. As of December 31, 2020, we had 413 employees, 314 in the U.S. and 99 in New Zealand.
The following charts provide details on diversity at Rayonier as of December 31, 2020.

WORKFORCE BY ETHNICITY

U.S.
0.3% American Indian/Alaskan Native
1.9% Asian
1.3% Black or African-American
2.9% Hispanic or Latino
0.9% Two or more races
92.7% White

WORKFORCE BY GENDER

34%
U.S.
66%
44%
N.Z.
56%
36%
Overall
64%
Male
Female

LEADERS BY GENDER (a)

18%
82%
31%
69%
21%
79%
U.S.
N.Z.
Overall
Male
Female

(a) Leaders are defined as employees who have responsibility for managing other employees.

We are seeking to improve our gender and racial diversity and have initiated actions to increase the diversity of qualified candidates. To this end, alongside other initiatives, we have assembled an internal team to further enhance and improve our efforts around promoting a diverse and inclusive culture where all employees are supported, empowered and valued. This team will guide policy objectives within our organization and identify initiatives to help increase diversity within the broader forestry industry.

AVAILABILITY OF REPORTS AND OTHER INFORMATION
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports filed or furnished pursuant to Sections 13(a) or 14 of the Securities Exchange Act of 1934 are made available to the public free of charge in the Investor Relations section of our website, www.rayonier.com, shortly after we electronically file such material with, or furnish them to, the Securities and Exchange Commission (“SEC”). Our corporate governance guidelines and charters of all committees of our board of directors are also available on our website. The information on our website is not incorporated by reference into this Annual Report on Form 10-K.

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
ECONOMIC RISK FACTORS
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
In our Timber segments, the level of residential construction activity, including home repair and remodeling activity, is the primary driver of sawtimber demand. In addition, demand for logs can be affected by the demand for wood chips in the pulp and paper and engineered wood products markets, as well as the bio-energy production markets. The ongoing level of activity in these markets is subject to fluctuation due to future changes in economic conditions, interest rates, credit availability, population growth, weather conditions, the ongoing COVID-19 pandemic and other factors. Changes in global economic conditions, such as new timber supply sources and changes in currency exchange rates, foreign interest rates and foreign and domestic trade policies, can also negatively impact demand for our timber and logs. In addition, the industries in which our customers participate are highly competitive and may experience overcapacity or reductions in demand, all of which may affect demand for and pricing of our products.
In our Real Estate segment, our inability to sell our HBU properties at attractive prices could have a significant effect on our results of operations. Demand for real estate can be affected by the availability of capital, changes in interest rates, availability and terms of financing, changes in governmental agencies, changes in developer confidence, actions by conservation organizations, actions by anti-development organizations, our ability to obtain land use entitlements and other permits necessary for our development activities, local real estate market economic conditions, competition from other sellers of land and real estate developers, the relative illiquidity of real estate investments, employment rates, new housing starts, the ongoing COVID-19 pandemic, population growth, demographics and federal, state and local land use, zoning and environmental protection laws or regulations (including any changes in laws or regulations). In addition, changes in investor interest in purchasing timberlands could reduce our ability to execute sales of non-strategic timberlands.
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
The markets in which we operate are highly competitive, and we compete with companies that have substantially greater financial resources than we do in each of these businesses. The competitive pressures relating to our Timber and Timber Fund segments are primarily driven by quantity of product supply and quality of the timber offered by competitors in the domestic and export markets, each of which may impact pricing. With respect to our Real Estate segment, we compete with other owners of entitled and unentitled properties. Each property has unique attributes, but overall quantity of supply and price for residential, commercial, industrial and rural properties in the geographic areas in which we operate are the most significant competitive drivers. The markets in which our Trading segment operates are very competitive with numerous entities competing for export log supply at different ports across New Zealand.
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
OPERATIONAL RISK FACTORS
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
Entitlement and development of real estate entail a lengthy, uncertain and costly governmental approval process, which could adversely affect our ability to grow the businesses in our Real Estate segment.
Entitlement and development of real estate entail extensive approval processes involving multiple regulatory jurisdictions. It is common for a project to require multiple approvals, permits and consents from U.S. federal, state and local governing and regulatory bodies. For example, in Florida, real estate projects must generally comply with the provisions of the Community Planning Act and local land use, zoning and development regulations. In addition, development projects in Florida that exceed certain specified regulatory thresholds (and are not located in a jurisdiction classified as a dense urban land area or otherwise statutorily exempt) may require approval pursuant to the Comprehensive Plan process standards. In Washington, land use and environmental laws including the State Environmental Policy Act of 1971, Shoreline Management Act of 1971, Growth Management Act of 1990, and Land Use Petition Act of 1995, together with consumer protection laws like the Land Development Act of 1973 and Uniform Common Interest Ownership Act of 2018, and other state laws and corresponding local plans and regulations, have tended over time to increase the costs, risks, and potential liabilities of land development projects in that state and to give opponents of land development projects the increased ability to delay, prevent, and appeal governmental approvals of those projects in some cases and to trigger in other cases the imposition by government agencies of increased mitigation measures and other conditions of project approval. Compliance with these and other regulations and standards is more time intensive and costly and may require additional long range infrastructure review and approvals, which can add to project cost. In addition, development of properties containing delineated wetlands may be affected by revisions to the definition of wetlands subject to state and/or federal regulation and may require one or more permits from the U.S. federal government and/or state and local governmental agencies. Any of these issues can materially affect the cost, timing and economic viability of our real estate projects.

The real estate entitlement process is frequently a political one, which involves uncertainty and often extensive negotiation and concessions in order to secure and maintain the necessary approvals and permits. In the U.S., a significant amount of our development property is located in jurisdictions in which local governments face challenging issues relating to growth and development, including zoning and future land use, public services, water availability, transportation and other infrastructure, concurrency requirements, affordable housing, land conservation efforts, and funding for same, and the requirements of state law, especially in the case of Florida under the Community Planning Act process standards and in Washington under growth management. In addition, anti-

development groups are active, especially in Florida and Washington, in filing litigation to oppose particular entitlement activities and development projects, and in seeking legislation and other anti-development limitations on real estate development activities. We expect this type of anti-development activity to continue in the future.

Entitlement and development of real estate are also subject to lengthy, uncertain and costly implementation processes. Real estate development requires adequate soil and land conditions, water resources, access and utility infrastructure, labor force, and weather conditions. Requirements for these items may vary depending upon the contemplated development of the land for residential, commercial or industrial users, and may change from time to time, including from the period of entitlement to the delivery of a developed property. Large-scale developments may involve commitments from government agencies or third parties related to the delivery of infrastructure improvements (such as roads, bridges, sidewalks, water, sewer and other utilities), the certainty and timing of which are outside of our control. An adverse change in any of these items – including unexpected changes caused by the COVID-19 pandemic, which are continuing – could materially affect the cost, timing and economic viability of our real estate projects.

Changes in the laws, or interpretation or enforcement thereof, regarding the use and development of real estate, changes in the political composition of state and local governmental bodies, impacts from the pandemic, and the identification of new facts regarding our properties could lead to new or greater costs, delays and liabilities that could materially adversely affect our business, profitability or financial condition.

Coronavirus (COVID-19) Pandemic.
The novel coronavirus (COVID-19) outbreak could materially adversely affect our financial condition and results of operations.
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
Although the majority of our customers are in the U.S., a significant portion of our sales are to end markets outside of the U.S., including China, South Korea, Japan, India, and New Zealand. The export of our products into international markets results in risks inherent in conducting business pursuant to international laws, regulations and customs. We expect that international sales will continue to contribute to future growth. The risks associated with our business outside the U.S. include:
•changes in and reinterpretations of the laws, regulations and enforcement priorities of the countries in which our products are sold;
•responsibility to comply with anti-bribery laws such as the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions;
•trade protection laws, policies and measures and other regulatory requirements affecting trade and investment, including loss or modification of exemptions for taxes and tariffs, imposition of new tariffs and duties and import and export licensing requirements;
•continuing negative impacts from the imposition and/or threatened imposition of substantial tariffs on forest products imports into China in connection with current trade tensions between China and the U.S.;
•business disruptions arising from public health crises and outbreaks of communicable diseases, especially in China, including the outbreak of the virus known as the coronavirus;
•difficulty in establishing, staffing and managing non-U.S. operations;
•product damage or losses incurred during shipping;
•potentially negative consequences from changes in or interpretations of tax laws;
•economic or political instability, inflation, recessions and interest rate and exchange rate fluctuations;
•uncertainties regarding non-U.S. judicial systems, rules and procedures; and
These risks could adversely affect our business, financial condition and results of operations.
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
If regulatory and environmental permits are delayed, restricted or rejected, a variety of our operations could be adversely affected. We are required to seek permission from government agencies in the states and countries in which we operate to perform certain activities related to our properties. Any of these agencies could delay review of, or reject, any of our filings. In our Southern Timber, Pacific Northwest Timber, New Zealand Timber and Timber Fund segments, any delay associated with a filing could result in a delay or restriction in replanting, thinning, insect control, fire control or harvesting, any of which could have an adverse effect on our operating results. For example, in Washington State, we are required to file a Forest Practice Application for each unit of timberland to be harvested. These applications may be denied, conditioned or restricted by the regulatory agency. Actions by the regulatory agencies could delay or restrict timber harvest activities pursuant to these permits. Delays or harvest restrictions on a significant number of applications could have an adverse effect on our operating results.
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
REIT AND TAX-RELATED RISK FACTORS
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
We continually monitor and test our compliance with all REIT requirements. In particular, we regularly test our compliance with the REIT “asset tests,” which require generally that, at the close of each calendar quarter: (1) at least 75% of the market value of our total assets must consist of REIT-qualifying interests in real property (such as timberlands), including leaseholds and options to acquire real property and leaseholds, as well as cash and cash items and certain other specified assets, (2) no more than 25% of the market value of our total assets may consist of other assets that are not qualifying assets for purposes of the 75% test in clause (1) above, and (3) no more than 20% (25% for calendar years prior to 2018) of the market value of our total assets may consist of the securities of one or more “taxable REIT subsidiaries.” As of December 31, 2020, Rayonier is in compliance with these asset tests.
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
Failure of Operating Partnership to maintain status as a partnership for U.S. federal income tax purposes.
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
Our cash dividends and Operating Partnership distributions are not guaranteed and may fluctuate.
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
Our Board of Directors, in its sole discretion, determines the amount of quarterly dividends to be paid to our shareholders based on consideration of a number of factors. These factors include, but are not limited to, our results of operations, cash flow and capital requirements, economic conditions, tax considerations, borrowing capacity and other factors, including debt covenant restrictions that may impose limitations on cash payments, future acquisitions and divestitures, harvest levels, changes in the price and demand for our products and general market demand for timberlands, including those timberland properties that have higher and better uses. Consequently, our dividend levels may fluctuate. Because our Operating Partnership distributions are aligned with the dividend, such distributions may also fluctuate.
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
GENERAL RISK FACTORS
We are subject to risks associated with the discontinuation of LIBOR.
    The U.K. Financial Conduct Authority announced in 2017 that it intends to phase out the London Interbank Offered Rate (“LIBOR”) by the end of 2021. While the original deadline may be extended, changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and could result in higher borrowing costs. In addition, if changes are made to the method of calculating LIBOR or LIBOR ceases to exist, we may need to amend certain contracts, including our credit facility and swap arrangements, and we cannot predict what alternative rate or benchmark would be negotiated. This may also result in an increase in our interest rate expense.

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
Overall, it is reasonably likely that legislative and regulatory activity in this area will in some way affect Rayonier and the U.S. customers of our Southern Timber, Pacific Northwest Timber and Timber Fund segments, but it is unclear at this time what the nature of the impact will be. We continue to monitor political and regulatory developments in this area, but their overall impact on Rayonier, from a cost, benefit and financial performance standpoint, remains uncertain at this time. In addition, the EPA has yet to finalize the treatment of biomass under greenhouse gas regulatory schemes, leaving Rayonier’s biomass customers in a position of uncertainty.

Item 1B.    UNRESOLVED STAFF COMMENTS
None.

Item 2.    PROPERTIES

Our timber operations are comprised of our core timberland holdings, which are disaggregated into three geographically distinct reporting segments: Southern Timber, Pacific Northwest Timber and New Zealand Timber in addition to our timber fund holdings, which represents our ownership in Timber Funds II, III and IV. The following table provides a breakdown of our timberland holdings as of September 30, 2020 and December 31, 2020:

Core Timberland Holdings
(acres in 000s)	As of September 30, 2020			As of December 31, 2020
	Owned	Leased	Total	Owned	Leased	Total
Southern
Alabama	226	14	240	223	14	237
Arkansas	—	7	7	—	6	6
Florida	328	63	391	327	61	388
Georgia	608	72	680	602	71	673
Louisiana	140	—	140	140	—	140
Oklahoma	92	—	92	92	—	92
South Carolina	16	—	16	16	—	16
Texas	183	—	183	181	—	181
	1,593	156	1,749	1,581	152	1,733

Pacific Northwest
Oregon	61	—	61	61	—	61
Washington	442	4	446	442	4	446
	503	4	507	503	4	507

New Zealand (a)	185	231	416	185	232	417
Total	2,281	391	2,672	2,269	388	2,657

(a)Represents legal acres owned and leased by the New Zealand subsidiary, in which Rayonier owns a 77% interest. As of December 31, 2020, legal acres in New Zealand were comprised of 296,000 plantable acres and 121,000 non-productive acres.

Timber Fund Holdings
(acres in 000s)	As of September 30, 2020		As of December 31, 2020
	Total	Look-through	Total	Look-through
Timber Funds
Oregon	51	7	51	7
Washington	71	9	71	9
California	19	1	19	1
Total	141	17	141	17

Total Timberland Under Management
(acres in 000s)	As of September 30, 2020	As of December 31, 2020
	Total	Total
Southern	1,749	1,733
Pacific Northwest	507	507
New Zealand	416	417
Timber Funds	141	141
Total	2,813	2,798

The following tables detail changes in our portfolio of owned and leased timberlands by state from December 31, 2019 to December 31, 2020:

(acres in 000s)	Acres Owned
	December 31, 2019	Acquisitions	Sales	Other (a)	December 31, 2020
Southern
Alabama	226	—	(3)	—	223
Florida	331	—	(9)	5	327
Georgia	628	—	(26)	—	602
Louisiana	128	12	—	—	140
Mississippi	67	—	(67)	—	—
Oklahoma	92	—	—	—	92
South Carolina	18	—	(2)	—	16
Texas	184	—	(3)	—	181
	1,674	12	(110)	5	1,581

Pacific Northwest
Oregon	61	—	—	—	61
Washington	318	120	—	4	442
	379	120	—	4	503

New Zealand (b)	185	—	—	—	185
Total	2,238	132	(110)	9	2,269

(a)Includes adjustments for land mapping reviews.
(b)Represents legal acres owned by the New Zealand subsidiary, in which Rayonier has a 77% interest.

(acres in 000s)	Acres Leased
	December 31, 2019	New Leases	Sold/Expired Leases (a)	Other (b)	December 31, 2020
Southern
Alabama	14	—	—	—	14
Arkansas	7	—	(1)	—	6
Florida	63	—	(2)	—	61
Georgia	77	—	(6)	—	71
	161	—	(9)	—	152

Pacific Northwest
Washington	—	4	—	—	4

New Zealand (c)	229	3	—	—	232
Total	390	7	(9)	—	388

(a)Includes acres previously under lease that have been harvested and activity for the relinquishment of leased acres.
(b)Includes adjustments for land mapping reviews.
(c)Represents legal acres leased by the New Zealand subsidiary, in which Rayonier has a 77% interest.

The following table details activity in our timber fund holdings by state from December 31, 2019 to December 31, 2020:

(acres in 000s)	Acres Owned
	December 31, 2019	Acquisitions	Sales	Other	December 31, 2020
Fund II
Oregon	—	18	—	—	18
Washington	—	13	—	—	13
Total Fund II	—	31	—	—	31
Look-through share of Fund II	—	6	—	—	6

Fund III
Oregon	—	13	—	—	13
Washington	—	25	—	—	25
California	—	19	—	—	19
Total Fund III	—	57	—	—	57
Look-through share of Fund III	—	3	—	—	3

Fund IV
Oregon	—	20	—	—	20
Washington	—	33	—	—	33
Total Fund IV	—	53	—	—	53
Look-through share of Fund IV	—	8	—	—	8

Total Timber Funds	—	141	—	—	141
Look-through share of Funds	—	17	—	—	17

TIMBERLAND LEASES & DEEDS
See Note 5 - Leases for more information on U.S. and New Zealand timberland leases including lease terms and renewal provisions.
The following table details our acres under lease as of December 31, 2020 by type of lease and estimated lease expiration:

(acres in 000s)			Lease Expiration
Location	Type of Lease	Total	2021-2030	2031-2040	2041-2050	Thereafter
Southern	Fixed Term	138	90	42	—	6
	Fixed Term with Renewal Option (a)	14	7	7	—	—
Pacific Northwest	Fixed Term (b)	4	—	1	2	1
New Zealand	CFL - Perpetual (c)	77	—	—	—	77
	CFL - Fixed Term (c)	3	—	—	—	3
	CFL - Terminating (c)	9	1	—	8	—
	Forestry Right (c)	127	18	26	9	74
	Fixed Term Land Leases	16	—	—	2	14
Total Acres under Long-term Leases		388	116	76	21	175

(a)Includes approximately 6,000 acres of timber deeds.
(b)Primarily timber reservations acquired in the merger with Pope Resources.
(c)Estimated lease expiration / termination based on the earlier of: (1) the scheduled expiration / termination date, or (2) the estimated year of final harvest before such expiration / termination date.
The following table details our estimated leased acres, lease expirations and lease costs over the next five years:

(acres and dollars in 000s, except per acre amounts)
Location		2021	2022	2023	2024	2025
Southern
	Leased Acres Expiring (a)	6	11	35	3	27
	Year-end Leased Acres (a)	146	135	100	97	70
	Estimated Annual Lease Cost (a)(b)	$4,333	$4,009	$3,783	$3,150	$3,061
	Average Lease Cost per Acre (a)	$29.56	$30.03	$31.40	$34.44	$34.65
Pacific Northwest
	Leased Acres Expiring	—	—	—	—	—
	Year-End Leased Acres (c)	4	4	4	4	4
New Zealand
	Leased Acres Expiring	—	11	—	—	1
	Year-end Leased Acres	232	221	221	221	220
	Estimated Annual Lease Cost (b)(e)	$4,446	$4,382	$4,382	$4,382	$4,382
	Average Lease Cost per Acre (d)(e)	$23.63	$23.56	$23.56	$23.56	$23.56

(a)Includes timber deeds.
(b)Represents capitalized and expensed lease payments.
(c)Primarily timber reservations acquired in the merger with Pope Resources for which no lease payments are made.
(d)Excludes lump sum payments.
(e)Based on the year-end foreign exchange rate.

OTHER NON-TIMBERLAND LEASES
See Note 5 - Leases for information on other non-timberland leases.

Item 3.    LEGAL PROCEEDINGS

The information set forth under Note 12 — Contingencies is incorporated herein by reference.

Item 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Rayonier Inc.
MARKET FOR THE REGISTRANT’S COMMON EQUITY
    Rayonier Inc.’s common shares are publicly traded on the NYSE, the only exchange on which our shares are listed, under the trading symbol RYN. Shares of the Company have no par value.
DIVIDENDS
Common stock cash dividends during the years ended December 31, 2020, 2019 and 2018 aggregated to $1.08, $1.08 and $1.06, respectively.
HOLDERS
    Including institutional holders, there were approximately 5,170 shareholders of record of our common shares on February 12, 2021.
UNREGISTERED SALES OF EQUITY SECURITIES
From time to time, the Company may issue shares of common stock in exchange for units in the Operating Partnership. Such shares are issued based on an exchange ratio of one common share for each unit in the Operating Partnership. During the quarter ended December 31, 2020, the Company issued 16,253 common shares in exchange for an equal number of units in the Operating Partnership pursuant to the Operating Partnership agreement.
ISSUER REPURCHASES
    In February 2016, the Board of Directors approved the repurchase of up to $100 million of Rayonier’s common shares (the “share repurchase program”) to be made at management’s and the Board of Directors’ discretion. The program has no time limit and may be suspended or discontinued at any time. There were no shares repurchased under this program in the fourth quarter of 2020. Based on the period-end closing stock price of $29.38 at December 31, 2020, there was $87.7 million, or approximately 2,985,992 shares, remaining under this program.
The following table provides information regarding our purchases of Rayonier common shares during the quarter ended December 31, 2020:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (c)
October 1 to October 31	—	—	—	3,456,598
November 1 to November 30	29	$27.70	—	3,114,251
December 1 to December 31	—	—	—	2,985,992
Total	29		—

(a)Includes the Company’s common shares purchased from employees in non-open market transactions. The shares were sold by employees of the Company in exchange for cash that was used to pay withholding taxes associated with the vesting of share-based awards under the Company’s Incentive Stock Plan. The price per share surrendered is based on the closing price of the Company’s common shares on the respective vesting dates of the awards.
(b)Purchases made in open-market transactions under the $100 million share repurchase program announced on February 10, 2016.
(c)Maximum number of shares authorized to be purchased at the end of October, November and December are based on month-end closing stock prices of $25.38, $28.17 and $29.38, respectively.

Rayonier, L.P.
MARKET FOR UNITS OF THE OPERATING PARTNERSHIP
There is no public trading market for Operating Partnership units.
HOLDERS
Including institutional holders, there were approximately 16 holders of record of our Operating Partnership units (other than the Company) on February 12, 2021.
DISTRIBUTIONS
The distribution rate on the Operating Partnership’s units is equal to the dividend rate on Rayonier Inc.’s common shares.
UNREGISTERED SALES OF EQUITY SECURITIES

There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended December 31, 2020.
ISSUER PURCHASES OF EQUITY SECURITIES

Pursuant to the Operating Partnership’s limited partnership agreement, limited partners have the right to redeem their Operating Partnership units for cash, or at our election, shares of Rayonier Common Stock on a one-for-one basis. During the quarter ended December 31, 2020, 16,253 Operating Partnership units held by limited partners were redeemed in exchange for shares of Rayonier Common Stock.

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
The data in the following table was used to create the above graph as of December 31:

	2015	2016	2017	2018	2019	2020
Rayonier Inc.	$100	$124	$153	$138	$170	$159
S&P 500® Index	100	112	136	130	171	203
S&P® Global Timber and Forestry Index	100	111	146	117	136	161
S&P® 1500 Real Estate Sector Index[1]	100	109	124	122	167	179

1 Based on constituents as of December 31, 2020 and excludes entities that were not publicly traded for the entire comparative period.

Item 6.    SELECTED FINANCIAL DATA
Not applicable.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
EXECUTIVE SUMMARY
OUR COMPANY
We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive softwood timber growing regions in the U.S. and New Zealand. Our revenues, operating income and cash flows are primarily derived from the following core business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Timber Funds, Real Estate and Trading. We own or lease under long-term agreements approximately 2.2 million acres of timberland and real estate in Alabama, Arkansas, Florida, Georgia, Louisiana, Oklahoma, Oregon, South Carolina, Texas and Washington. Additionally, we act as a managing member in a private equity timber fund business with three funds comprising approximately 141,000 acres in Oregon, Washington and California. On a “look-through” basis, our ownership in the timber fund business equates to approximately 17,000 acres. We also have a 77% ownership interest in Matariki Forestry Group, a joint venture (“New Zealand subsidiary”), that owns or leases approximately 417,000 gross acres (296,000 net plantable acres) of timberlands in New Zealand.
Across our timberland management segments, we sell standing timber (primarily at auction to third parties) and delivered logs. Sales from our timber segments include all activities related to the harvesting of timber and other value-added activities such as the licensing of properties for hunting and the leasing of properties for mineral extraction and cell towers. We believe we are the second largest publicly-traded timberland REIT and the fourth largest private timberland owner in the United States. Our Real Estate business manages all property sales and seeks to maximize the value of our properties that are more valuable for development, recreational or residential uses than for growing timber, and opportunistically sells non-strategic timberlands. Our Trading segment, primarily consisting of activity by the New Zealand subsidiary, markets and sells timber owned or acquired from third parties in New Zealand and Australia.
CURRENT YEAR DEVELOPMENTS
    During 2020, we acquired approximately 15,000 acres of timberlands for $24.7 million, excluding the merger with Pope Resources. For additional information on acquisitions, see Note 4 — Timberland Acquisitions. For additional information related to the Pope Resources merger, see Note 2 - Merger with Pope Resources.
INDUSTRY AND MARKET CONDITIONS
The demand for timber is directly related to the underlying demand for pulp, paper, packaging, lumber and other wood products. The significant majority of timber sold in our Southern Timber segment is consumed domestically. With a higher proportion of pulpwood, our Southern Timber segment relies heavily on downstream markets for pulp and paper, and to a lesser extent wood pellet markets. Our Pacific Northwest Timber and Timber Funds segments rely primarily on domestic customers but also export a significant volume of timber, particularly to China. The Southern Timber, Pacific Northwest Timber and Timber Fund segments rely on the strength of U.S. lumber markets as well as underlying housing starts. Our New Zealand Timber segment sells timber to domestic New Zealand wood products mills and also exports a significant portion of its volume to markets in China, South Korea and India. In addition to market dynamics in the Pacific Rim, the New Zealand Timber segment is subject to foreign exchange fluctuations, which can impact the operating results of the segment in U.S. dollar terms.
As the current novel coronavirus (“COVID-19”) pandemic continues to evolve, the expected duration and the extent of economic disruption it may ultimately cause remain uncertain. On March 19, 2020, the U.S. Department of Homeland Security issued a memorandum identifying the forest products industry as a “critical infrastructure industry,” which led to continued operations in 2020. Our New Zealand operations remained fully-operational during the remainder of the year after a government-mandated shutdown halted production from March 25, 2020 to April 27, 2020. Local, state and federal governments continue to evaluate policies and restrictions in order to mitigate the spread of COVID-19. Additional government-mandated shutdowns or shelter-in-place orders in markets in which we operate could negatively impact our results. Further, prolonged periods of lower overall business activity as a result of COVID-19 could cause significant damage to the underlying economy, which would likely impact U.S. timber markets. We will continue to monitor COVID-19 and its impact on the markets in which we operate going forward.

In 2020, pricing in the U.S. South remained relatively flat versus the prior year, with a slight decrease in pulpwood prices offset by improved sawtimber prices. Both pulpwood and sawtimber pricing tend to be driven by local market supply and demand dynamics, which vary considerably based on the available inventory of logs, local market mill demand, and access to export markets. In the Pacific Northwest, average log prices for 2020 were higher when compared to the prior year, primarily driven by improved sawtimber pricing resulting from pandemic-induced housing construction and repair and remodeling activity. In New Zealand, average log prices for 2020 were lower than the prior year, driven primarily by the buildup of log inventories in China as a result of COVID-19 lockdowns in the early part of the year. However, export prices were notably higher in the fourth quarter of 2020 due to a restriction on competing log imports to China from Australia amid escalating political and trade tensions between the two countries.
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
In Real Estate, overall demand and pricing for HBU properties remained exceptionally strong in 2020. This was driven in part by historically low mortgage rates coupled with higher demand for rural land since the outset of the pandemic. In addition, we saw increased interest in our improved development properties, specifically Wildlight, our development project north of Jacksonville, Florida, and Richmond Hill, our development project south of Savannah, Georgia.

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
    Significant assumptions and estimates are used in the recording of timber inventory and depletion costs. Factors that can impact timber volume include weather changes, losses due to natural causes, differences in actual versus estimated growth rates and changes in the age when timber is considered merchantable. A 3% company-wide change in estimated standing merchantable inventory would have caused an estimated change of approximately $4.7 million to 2020 depletion expense.
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

    Acquisitions of timberland can also affect the depletion rate. Upon the acquisition of timberland, we make a determination whether to combine the newly-acquired merchantable timber with an existing depletion pool or to create a new pool. The determination is based on the geographic location of the new timber, the customers/markets that will be served and species mix. During 2020, we acquired 15,000 acres of timberlands in Alabama, Georgia, Louisiana and New Zealand. These acquisitions did not have a material impact on 2020 depletion rates. Through our merger with Pope Resources, we acquired 124,000 acres of timberlands in Washington, which had an $11.1 million impact on depletion expense in the Pacific Northwest Timber segment. Also as a result of the merger with Pope Resources, we are now the managing member in a private equity timber fund business comprising approximately 141,000 acres in Washington, Oregon and California. New depletion pools have been established for this volume, resulting in no impact on previously existing depletion rates.
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
    In 2020, we recognized $0.1 million of pension and postretirement benefit cost due to interest costs and amortization of losses, primarily offset by the expected return on plan assets. Numerous estimates and assumptions are required to determine the proper amount of pension and postretirement liabilities and annual expense to record in our financial statements. The key assumptions include discount rate, return on assets, health care cost trends, mortality rates and longevity of employees. Although there is authoritative guidance on how to select most of the assumptions, some degree of judgment is exercised in selecting these assumptions. Different assumptions, as well as actual versus expected results, would change the periodic benefit cost and funded status of the benefit plans recognized in the financial statements. Effective December 31, 2016, we froze benefits for all employees participating in the pension plans. See Note 18 — Employee Benefit Plans for additional information.
DEFERRED TAX ITEMS
    The Timber and Real Estate operations conducted within our REIT are generally not subject to U.S. income taxation. We expect any variability in our effective tax rate and the amount of cash taxes to be paid to be driven primarily by our New Zealand Timber and Trading segments, as our other business operations are conducted within our U.S. REIT subsidiaries. However, the assessment of the ability to realize certain deferred tax assets, or estimate deferred tax liabilities, remains subjective. See Note 11 — Income Taxes for additional information about our unrecognized tax benefits.
BUSINESS COMBINATIONS
We account for business combinations using the acquisition method of accounting, under which all assets acquired and liabilities assumed, including amounts attributable to noncontrolling interests, are recorded at their respective fair values as of the acquisition date. The excess of the purchase price over fair values of identifiable assets and liabilities is recorded as goodwill. The preliminary allocation of purchase price in a business combination uses significant assumptions and estimates. Critical estimates include, but are not limited to, future expected cash flows, including revenues and expenses, and applicable discount rates. While we believe our estimates and assumptions to be reasonable, they are subject to change as we obtain additional information related to those estimates during the applicable measurement periods (up to one year from the acquisition date). Pursuant to ASC 805, our financial statements are not retrospectively adjusted for any changes to the recorded values that occur in subsequent periods. Rather, we recognize any change in recorded values during the reporting period in which the adjustments are determined. We also record, in the same period’s financial statements, the effect on earnings of changes in depletion, depreciation, amortization, or other income effects, if any, as a result of any change to the recorded values, calculated as if the accounting had been completed at the acquisition date. See Note 2 — Merger with Pope Resources for additional information.

RESULTS OF OPERATIONS
Summary of our results of operations for the three years ended December 31:

Financial Information (in millions of dollars)	2020	2019	2018
Sales
Southern Timber	$191.8	$194.1	$170.0
Pacific Northwest Timber	120.8	85.4	109.8
New Zealand Timber	202.3	241.9	249.0
Timber Funds	29.6	—	—
Real Estate
Improved Development	14.5	5.9	8.4
Unimproved Development	8.4	19.5	8.6
Rural (a)	67.2	47.7	46.3
Timberlands & Non-Strategic - U.S. (a)	19.3	1.3	47.4
Timberlands & Non-Strategic - N.Z.	—	—	27.9
Conservation Easement	3.1	—	—
Deferred Revenue/Other (b)	0.9	0.5	—
Large Dispositions	116.0	—	—
Total Real Estate	229.3	74.9	138.6
Trading	89.0	115.4	148.8
Intersegment Eliminations	(3.6)	(0.1)	(0.1)
Total Sales	$859.2	$711.6	$816.1

Operating Income (Loss)
Southern Timber	$41.3	$57.8	$44.2
Pacific Northwest Timber	(10.0)	(12.4)	8.1
New Zealand Timber	30.0	48.0	62.8
Timber Funds	(13.2)	—	—
Real Estate (c)	72.0	38.7	76.2
Trading	(0.5)	—	1.0
Corporate and other	(45.2)	(25.1)	(22.3)
Operating Income	74.4	107.0	170.1
Interest Expense	(38.8)	(31.7)	(32.1)
Interest and other miscellaneous income, net	1.2	5.3	4.6
Income Tax Expense	(7.0)	(12.9)	(25.3)
Net Income (c)	29.8	67.7	117.3
Less: Net loss (income) attributable to noncontrolling interest in consolidated affiliates	7.8	(8.6)	(15.1)
Net Income Attributable to Rayonier, L.P. (c)	$37.6	$59.1	$102.2
Less: Net income attributable to noncontrolling interest in the Operating Partnership	(0.5)	—	—
Net Income Attributable to Rayonier Inc. (c)	$37.1	$59.1	$102.2

Adjusted EBITDA (d)
Southern Timber	$109.1	$119.7	$102.8
Pacific Northwest Timber	37.1	16.7	40.9
New Zealand Timber	55.0	75.8	90.8
Timber Funds	1.8	—	—
Real Estate	91.4	59.5	123.4
Trading	(0.5)	—	1.0
Corporate and other	(26.6)	(23.9)	(21.1)
Total Adjusted EBITDA (d)	$267.4	$247.8	$337.7

(a)The years ended December 31, 2019 and December 31, 2018 reflect the reclassification of certain real estate sales between the Rural and Timberland & Non-Strategic sales categories to better align with the way management internally evaluates real estate sales. See Note 3 - Revenue for additional information.
(b)Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.
(c)The 2020 results include $28.7 million related to Large Dispositions.
(d)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Item 7 - Performance and Liquidity Indicators.

Southern Timber Overview	2020	2019	2018
Sales Volume (in thousands of tons)
Pine Pulpwood	3,804	3,640	3,444
Pine Sawtimber	2,243	2,191	2,034
Total Pine Volume	6,047	5,831	5,478
Hardwood	152	235	240
Total Volume	6,199	6,066	5,718

Percentage Delivered Sales	41%	33%	30%
Percentage Stumpage Sales	59%	67%	70%

Net Stumpage Prices (dollars per ton)
Pine Pulpwood	$15.83	$16.42	$16.20
Pine Sawtimber	25.72	24.86	25.59
Weighted Average Pine	$19.50	$19.59	$19.69
Hardwood	11.52	16.93	12.27
Weighted Average Total	$19.30	$19.49	$19.37

Summary Financial Data (in millions of dollars)
Timber Sales	$170.2	$159.2	$143.9
Less: Cut, Haul & Freight	(50.6)	(41.0)	(33.1)
Net Stumpage Sales	$119.6	$118.2	$110.8

Non-Timber Sales	21.6	35.0	26.1
Total Sales	$191.8	$194.1	$170.0

Operating Income	$41.3	$57.8	$44.2
(+) Timber write-offs resulting from casualty events (a)	6.0	—	—
(+) Depreciation, depletion and amortization	61.8	61.9	58.6
Adjusted EBITDA (b)	$109.1	$119.7	$102.8

Other Data
Year-End Acres (in thousands)	1,733	1,835	1,807

(a)Timber write-offs resulting from casualty events include the write-off of merchantable and pre-merchantable timber volume destroyed by casualty events which cannot be salvaged.
(b)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Item 7 - Performance and Liquidity Indicators.

Pacific Northwest Timber Overview	2020	2019	2018
Sales Volume (in thousands of tons)
Pulpwood	297	254	299
Sawtimber	1,306	956	1,007
Total Volume	1,603	1,211	1,305

Sales Volume (converted to MBF)
Pulpwood	28,184	24,109	28,307
Sawtimber	169,715	126,717	132,795
Total Volume	197,899	150,826	161,102

Percentage Delivered Sales	90%	94%	86%
Percentage Sawtimber Sales	82%	79%	77%

Delivered Log Pricing (in dollars per ton)
Pulpwood	$35.51	$41.09	$47.82
Sawtimber	84.93	78.41	96.24
Weighted Average Log Price	$75.44	$70.34	$84.29

Summary Financial Data (in millions of dollars)
Timber Sales	$116.6	$82.7	$106.5
Less: Cut and Haul	(54.6)	(45.9)	(44.9)
Net Stumpage Sales	$62.0	$36.8	$61.5

Non-Timber Sales	4.2	2.7	3.4
Total Sales	$120.8	$85.4	$109.8

Operating (Loss) Income	($10.0)	($12.4)	$8.1
(+) Depreciation, depletion and amortization	47.1	29.2	32.8
Adjusted EBITDA (a)	$37.1	$16.7	$40.9

Other Data
Year-End Acres (in thousands)	507	379	378
Sawtimber (in dollars per MBF) (b)	$666	$587	$725
Estimated Percentage of Export Volume	10%	17%	23%

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Item 7 - Performance and Liquidity Indicators.
(b)Delivered Sawtimber excluding chip-n-saw.

New Zealand Timber Overview	2020	2019	2018
Sales Volume (in thousands of tons)
Domestic Pulpwood (Delivered)	470	490	507
Domestic Sawtimber (Delivered)	665	803	864
Export Pulpwood (Delivered)	133	148	94
Export Sawtimber (Delivered)	1,221	1,290	1,210
Total Volume	2,488	2,731	2,675

Delivered Log Pricing (in dollars per ton)
Domestic Pulpwood	$33.79	$37.93	$37.00
Domestic Sawtimber	70.37	77.85	83.29
Export Sawtimber	98.47	105.65	117.03
Weighted Average Log Price	$78.17	$84.75	$90.44

Summary Financial Data (in millions of dollars)
Timber Sales	$194.5	$231.4	$241.9
Less: Cut and Haul	(77.6)	(88.1)	(85.9)
Less: Port and Freight Costs	(42.9)	(51.0)	(49.5)
Net Stumpage Sales	$74.0	$92.3	$106.5

Non-Timber Sales / Carbon Credits	7.8	10.5	7.1
Total Sales	$202.3	$241.9	$249.0

Operating Income	$30.0	$48.0	$62.8
(+) Depreciation, depletion and amortization	25.0	27.8	28.0
Adjusted EBITDA (a)	$55.0	$75.8	$90.8

Other Data
New Zealand Dollar to U.S. Dollar Exchange Rate (b)	0.6522	0.6615	0.6935
Net Plantable Year-End Acres (in thousands)	296	295	289
Export Sawtimber (in dollars per JAS m3)	$114.50	$122.84	$136.07
Domestic Sawtimber (in $NZD per tonne)	$118.69	$129.46	$132.22

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Item 7 - Performance and Liquidity Indicators.
(b)Represents the period average rates for each year.

Timber Funds Overview	2020	2019	2018
Sales Volume (in thousands of tons)
Pulpwood	27	—	—
Sawtimber	288	—	—
Total Volume	315	—	—

Summary Financial Data (in millions of dollars)
Timber Sales	$26.0	—	—
Less: Cut and Haul	(10.2)	—	—
Net Stumpage Sales	$15.8	—	—

Non-Timber Sales	$0.1	—	—
Timberland Management Fees	3.4	—	—
Total Sales	$29.6	—	—

Operating Loss	($13.2)	—	—
Operating loss attributable to NCI in Timber Funds	11.6	—	—
(+) Timber write-offs resulting from casualty events attributable to Rayonier (a)	1.8	—	—
(+) Depreciation, depletion and amortization (“Look-through”)	1.6	—	—
Adjusted EBITDA (b)	$1.8	—	—

Other Data
Year-End Acres (in thousands)	141	—	—
“Look-through” Year-End Acres (in thousands)	17	—	—

(a)Timber write-offs resulting from casualty events attributable to Rayonier include the write-off of merchantable and pre-merchantable timber volume destroyed by casualty events which cannot be salvaged.
(b)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Item 7 - Performance and Liquidity Indicators.

Trading Overview	2020	2019	2018
Sales Volume (in thousands of tons)
U.S. Pacific Northwest	1	1	—
NZ Trading - Domestic	28	67	90
NZ Trading - Export	931	1,039	1,221
Total Volume	960	1,107	1,311

Summary Financial Data (in millions of dollars)
Trading Sales	$87.6	$114.6	$148.1
Non-Timber Sales	1.4	0.8	0.7
Total Sales	$89.0	$115.4	$148.8

Operating (Loss) Income	($0.5)	—	$1.0
Adjusted EBITDA (a)	($0.5)	—	$1.0

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Item 7 - Performance and Liquidity Indicators.

Real Estate Overview	2020	2019	2018
Sales (in millions of dollars)
Improved Development (a)	$14.5	$5.9	$8.4
Unimproved Development	8.4	19.5	8.6
Rural (b)	67.2	47.7	46.3
Timberland & Non-Strategic - U.S. (b)	19.3	1.3	47.4
Timberland & Non-Strategic - N.Z.	—	—	27.9
Conservation Easement	3.1	—	—
Deferred Revenue/Other (d)	0.9	0.5	—
Large Dispositions (c)	116.0	—	—
Total Sales	$229.3	$74.9	$138.6

Acres Sold
Improved Development (a)	330	44	44
Unimproved Development	570	1,196	751
Rural (b)	22,437	15,089	11,427
Timberland & Non-Strategic - U.S. (b)	20,701	821	16,396
Timberland & Non-Strategic - N.Z. (e)	—	—	4,996
Large Dispositions (c)	66,946	—	—
Total Acres Sold	110,984	17,151	33,614

Price per Acre (dollars per acre)
Improved Development (a)	$43,957	$132,412	$189,154
Unimproved Development	14,780	16,290	11,486
Rural (b)	2,993	3,158	4,050
Timberland & Non-Strategic - U.S. (b)	930	1,629	2,889
Timberland & Non-Strategic - N.Z.	—	—	5,588
Large Dispositions (c)	1,733	—	—
Weighted Average (Total) (f)	$2,483	$4,335	$4,121
Weighted Average (Adjusted) (g)	$2,170	$4,002	$3,878

Total Sales (Excluding Large Dispositions)	$113.3	$74.9	$138.6

Operating Income	$72.0	$38.7	$76.2
(+) Depreciation, depletion and amortization - U.S.	17.7	8.2	19.1
(+) Depreciation, depletion and amortization - N.Z.	—	—	4.5
(+) Non-cash cost of land and improved development - U.S.	30.4	12.6	23.6
(–) Large Dispositions (c)	(28.7)	—	—
Adjusted EBITDA (h)	$91.4	$59.5	$123.4

(a)Reflects land with capital invested in infrastructure improvements.
(b)The years ended December 31, 2019 and December 31, 2018 reflect the reclassification of certain real estate sales between the Rural and Timberland & Non-Strategic sales categories to better align with the way management internally evaluates real estate sales. See Note 3 - Revenue for additional information.
(c)Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have a demonstrable premium relative to timberland value. In 2020, we completed the disposition of approximately 67,000 acres located in Mississippi for a sales price and a gain of approximately $116.0 million and $28.7 million, respectively.
(d)Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.
(e)New Zealand Timberland & Non-Strategic represents productive acres.
(f)Excludes Large Dispositions.
(g)Excludes Improved Development and Large Dispositions.
(h)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Item 7 - Performance and Liquidity Indicators.

Capital Expenditures By Segment	2020	2019	2018
Timber Capital Expenditures (in millions of dollars)
Southern Timber
Reforestation, silvicultural and other capital expenditures	$20.7	$18.8	$20.0
Property taxes	6.8	7.1	6.6
Lease and timber deed payments	3.5	4.4	4.6
Allocated overhead	4.4	4.3	4.2
Subtotal Southern Timber	$35.5	$34.6	$35.4
Pacific Northwest Timber
Reforestation, silvicultural and other capital expenditures	6.5	7.4	6.2
Property taxes	0.8	0.7	0.8
Allocated overhead	4.1	3.1	2.4
Subtotal Pacific Northwest Timber	$11.4	$11.2	$9.3
New Zealand Timber
Reforestation, silvicultural and other capital expenditures	8.9	9.4	9.7
Property taxes	0.7	0.6	0.7
Lease and timber deed payments	4.3	4.7	4.1
Allocated overhead	2.7	2.6	2.8
Subtotal New Zealand Timber	$16.6	$17.4	$17.3
Total Timber Segments Capital Expenditures	$63.5	$63.2	$62.0
Timber Funds (“Look-through”) (a)	0.3	—	—
Real Estate	0.4	0.2	0.3
Corporate	—	0.6	—
Total Capital Expenditures	$64.2	$64.0	$62.3

Timberland Acquisitions
Southern Timber	$24.2	$98.9	$45.9
Pacific Northwest Timber	—	7.3	—
New Zealand Timber	0.5	36.0	11.7
Total Timberland Acquisitions	$24.7	$142.3	$57.6

Real Estate Development Investments (b)	$6.5	$6.8	$9.5

(a)The year ended December 31, 2020 excludes $2.3 million of capital expenditures attributable to noncontrolling interests in Timber Funds.
(b)The years ended December 31, 2020 and December 31, 2019 include $1.0 million and $3.7 million, respectively, of reimbursements from community development bonds.

RESULTS OF OPERATIONS, 2020 VERSUS 2019
(millions of dollars)
The following tables summarize sales, operating income and Adjusted EBITDA variances for 2020 versus 2019:

Sales	Southern Timber		Pacific Northwest Timber		New Zealand Timber		Timber Funds		Real Estate		Trading	Elim.		Total
2019	$194.1		$85.4		$241.9		—		$74.9		$115.4	($0.1)		$711.6
Volume	2.6		12.0		(20.5)		—		113.0		(15.3)	—		91.8
Price	(1.2)		13.2		(10.3)		—		(78.9)		(11.7)	—		(88.9)
Non-timber sales	(13.3)		1.5		(2.5)		—		—		0.6	—		(13.7)
Foreign exchange (a)	—		—		(1.0)		—		—		—	—		(1.0)
Other	9.6	(b)	8.7	(b)	(5.3)	(c)	29.6	(d)	120.3	(e)	—	(3.5)	(f)	159.4
2020	$191.8		$120.8		$202.3		$29.6		$229.3		$89.0	($3.6)		$859.2

(a)Net of currency hedging impact.
(b)Includes variance due to stumpage versus delivered sales.
(c)Includes variance due to domestic versus export sales.
(d)Timber Funds was a new segment in Q2 2020.
(e)Includes $116.0 million related to Large Dispositions in addition to Conservation Easement sales, residential and commercial lease revenue, and deferred revenue adjustments.
(f)Includes $3.4 million of Intersegment eliminations related to timberland management fees paid by the timber funds and reported as sales within the Timber Funds segment.

Operating Income	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Corporate and Other	Total
2019	$57.8	($12.4)	$48.0	—	$38.7	—	($25.1)	$107.0
Volume	1.3	—	(6.0)	—	81.1	—	—	76.4
Price (a)	(1.2)	13.2	(10.3)	—	(78.9)	—	—	(77.2)
Cost	1.4	(3.7)	(0.2)	—	(4.1)	(0.2)	(2.6)	(9.4)
Non-timber income	(13.4)	1.5	(2.0)	—	—	(0.3)	—	(14.2)
Foreign exchange (b)	—	—	0.3	—	—	—	—	0.3
Depreciation, depletion & amortization	1.4	(8.6)	0.2	—	2.9	—	(0.3)	(4.4)
Non-cash cost of land and improved development	—	—	—	—	1.4	—	—	1.4
Other (c)	(6.0)	—	—	(13.2)	30.9	—	(17.2)	(5.5)
2020	$41.3	($10.0)	$30.0	($13.2)	$72.0	($0.5)	($45.2)	$74.4

(a)For Timber segments, price reflects net stumpage (i.e. net of cut and haul and shipping costs). For Real Estate, price is presented net of cash closing costs.
(b)Net of currency hedging impact.
(c)Southern Timber includes $6.0 million in timber write-offs resulting from casualty events. Timber Funds was a new segment in Q2 2020 and includes $9.2 million in timber write-offs resulting from casualty events (of which $1.8 million was attributable to Rayonier). Real Estate includes $28.7 million from Large Dispositions in addition to Conservation Easement sales, residential and commercial lease income and marketing fees related to Improved Development sales, partially offset by deferred adjustments and equity losses from joint venture entities. Corporate and Other includes $17.2 million in costs related to the merger with Pope Resources.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Corporate and Other	Total
2019	$119.7	$16.7	$75.8	—	$59.5	—	($23.9)	$247.8
Volume	2.6	9.4	(8.2)	—	112.9	—	—	116.7
Price (b)	(1.2)	13.2	(10.3)	—	(78.9)	—	—	(77.2)
Cost	1.4	(3.7)	(0.2)	—	(4.1)	(0.2)	(2.6)	(9.4)
Non-timber income	(13.4)	1.5	(2.0)	—	—	(0.3)	—	(14.2)
Foreign exchange (c)	—	—	(0.1)	—	—	—	—	(0.1)
Other (d)	—	—	—	1.8	2.0	—	—	3.8
2020	$109.1	$37.1	$55.0	$1.8	$91.4	($0.5)	($26.6)	$267.4

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Item 7 - Performance and Liquidity Indicators.
(b)For Timber segments, price reflects net stumpage (i.e. net of cut and haul and shipping costs). For Real Estate, price is presented net of cash closing costs.
(c)Net of currency hedging impact.
(d)Timber Funds was a new segment in Q2. Real Estate includes Conservation Easement sales, residential and commercial lease income and marketing fees related to Improved Development sales, partially offset by deferred adjustments and equity losses from joint venture entities.

SOUTHERN TIMBER
    Full-year sales of $191.8 million decreased $2.3 million, or 1%, versus the prior year, including a decrease in non-timber sales of $13.3 million versus the prior year. Harvest volumes increased 2% to 6.20 million tons versus 6.07 million tons in the prior year. Average pine sawtimber stumpage prices increased 3% to $25.72 per ton versus $24.86 per ton in the prior year, while average pine pulpwood stumpage prices decreased 4% to $15.83 per ton versus $16.42 in the prior year. The decrease in average pine pulpwood prices was primarily due to an increase in available log supply resulting from drier ground conditions in the first half of 2020 versus the prior year, while the increase in average pine sawtimber prices was primarily due to strong lumber markets and continued price tension between domestic and export markets.
    Operating income of $41.3 million decreased $16.5 million versus the prior year due to lower non-timber income ($13.4 million), the write-off of timber basis as a result of Hurricane Laura ($6.0 million) and lower prices ($1.2 million), partially offset by lower costs ($1.4 million), lower depletion rates ($1.4 million) and higher volumes ($1.3 million). Full-year Adjusted EBITDA of $109.1 million was $10.6 million below the prior year.
PACIFIC NORTHWEST TIMBER
    Full-year sales of $120.8 million increased $35.3 million, or 41%, versus the prior year. Harvest volumes increased 32% to 1.60 million tons versus 1.21 million tons in the prior year, primarily due to improved sawtimber demand and approximately 221,000 tons of incremental volume from the acquired Pope Resources timberlands. Average delivered sawtimber prices increased 8% to $84.93 per ton versus $78.41 per ton in the prior year, primarily due to gradually improving domestic lumber markets throughout 2020 coupled with a higher percentage of Douglas fir sawtimber. Average delivered pulpwood prices decreased 14% to $35.51 per ton versus $41.09 per ton in the prior year, driven primarily by excess supply resulting from a weaker pulp export market and higher lumber mill residuals.
    Operating loss of $10.0 million improved $2.4 million versus the prior year, primarily due to higher prices ($13.2 million) and higher non-timber income ($1.5 million), partially offset by higher depletion rates ($8.6 million) and higher costs ($3.7 million). Full-year Adjusted EBITDA of $37.1 million was $20.4 million above the prior year.

NEW ZEALAND TIMBER
    Full-year sales of $202.3 million decreased $39.5 million, or 16%, versus the prior year. Harvest volumes decreased 9% to 2.49 million tons versus 2.73 million tons in the prior year primarily driven by the 33 day COVID-19 shutdown in 2020. Average delivered prices for export sawtimber decreased 7% to $98.47 per ton versus $105.65 per ton in the prior year, while average delivered prices for domestic sawtimber decreased 10% to $70.37 per ton versus $77.85 per ton in the prior year. The decrease in export sawtimber prices was primarily driven by lower demand resulting from the COVID-19 lockdown in China and increased competition from lower-cost log and lumber imports into China. The decrease in domestic sawtimber prices (in U.S. dollar terms) was driven in part by the NZ$/US$ exchange rate (US$0.65 per NZ$1.00 versus US$0.66 per NZ$1.00). Excluding the impact of foreign exchange rates, domestic sawtimber prices decreased 8% from the prior year, generally lagging the negative trend of the export market.
    Operating income of $30.0 million decreased $18.1 million versus the prior year due to lower prices ($10.3 million), lower volumes ($6.0 million), lower non-timber income ($2.0 million), and higher forest management costs ($0.2 million), which were partially offset by favorable foreign exchange impacts ($0.3 million), and lower depletion rates ($0.2 million). Full-year Adjusted EBITDA of $55.0 million was $20.8 million below the prior year.
TIMBER FUNDS
Following the May 8, 2020 merger with Pope Resources, the Timber Funds segment generated sales of $29.6 million on harvest volumes of 315,000 tons and an operating loss of $13.2 million. The operating loss reported for 2020 includes timber write-offs of $9.2 million resulting from fires in Oregon. For the period from May 8, 2020 to December 31, 2020, Adjusted EBITDA was $1.8 million.
REAL ESTATE
Real Estate Sales Category Reclassification
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
    Full-year sales of $229.3 million increased $154.5 million versus the prior year, while operating income of $72.0 million increased $33.3 million versus the prior year. Sales and operating income for 2020 includes $116.0 million and $28.7 million, respectively, from a Large Disposition. Sales and operating income increased primarily due to higher volumes (110,984 acres sold versus 17,151 acres sold in the prior year), partially offset by lower weighted average prices ($2,031 per acre versus $4,335 per acre in the prior year). Full-year Adjusted EBITDA of $91.4 million was $31.9 million above the prior year.
TRADING
Full-year sales of $89.0 million decreased $26.5 million versus the prior year due to lower volumes and prices. Sales volumes decreased 13% to 960,000 tons versus 1,107,000 tons in the prior year. Average prices decreased 12% to $91.26 per ton versus $103.49 per ton in the prior year. Operating income and Adjusted EBITDA decreased $0.5 million versus the prior year.
CORPORATE AND OTHER EXPENSE/ELIMINATIONS
    Full-year corporate and other operating expense of $45.2 million increased $20.1 million versus the prior year due to costs related to the Pope Resources merger ($17.2 million) and higher employee benefit costs ($3.0 million).
INTEREST EXPENSE
    Full-year interest expense of $38.8 million increased $7.1 million versus the prior year due to higher outstanding debt following the Pope Resources merger.

INTEREST AND OTHER MISCELLANEOUS INCOME, NET
Other non-operating income of $1.2 million decreased $4.1 million versus the prior year primarily due to the prior year gain on Pope securities held prior to the merger and a decrease in interest income.
INCOME TAX EXPENSE
Full-year income tax expense of $7.0 million decreased $5.9 million versus the prior year period primarily due to lower taxable income. The New Zealand subsidiary is the primary driver of income tax expense.
RESULTS OF OPERATIONS, 2019 VERSUS 2018
Refer to Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for the results of operations discussion for the fiscal year ended December 31, 2019 compared to the fiscal year ended December 31, 2018.

OUTLOOK FOR 2021
In 2021, we expect to achieve full-year harvest volumes in our Southern Timber segment of 6.2 to 6.4 million tons. We expect a modest improvement in weighted average pricing relative to full-year 2020 driven by strong sawtimber demand and a higher mix of sawtimber, partially offset by an increased proportion of planned harvest volume from relatively lower-priced markets.
In our Pacific Northwest Timber segment, we expect to achieve harvest volumes of 1.7 to 1.8 million tons, bolstered by a full-year contribution from the Pope Resources acquisition. We also anticipate higher average sawtimber prices as compared to full-year 2020 given strong domestic demand trends and favorable lumber pricing.
In our New Zealand Timber segment, we expect to achieve harvest volumes of 2.6 to 2.8 million tons, up modestly year-over-year following the operational disruptions imposed by the COVID-19 pandemic in 2020. We further expect that strong demand from China coupled with strong local markets will lead to improved export and domestic pricing.
In the Real Estate segment, we remain focused on opportunistically unlocking the long-term value of our HBU development and rural property portfolio. Following exceptionally strong Real Estate results in 2020, we currently anticipate more normalized transaction activity in 2021. We further anticipate that real estate activity will be heavily weighted to the second half of the year, with relatively limited activity in the first quarter in particular.
Our 2021 outlook is subject to a number of variables and uncertainties, including those discussed at Item 1A — Risk Factors.

LIQUIDITY AND CAPITAL RESOURCES
Our principal source of cash is cash flow from operations, primarily the harvesting of timber and sales of real estate. As a REIT, our main use of cash is dividends on Rayonier Inc. common shares and distributions on Rayonier, L.P. units. We also use cash to maintain the productivity of our timberlands through replanting and silviculture. Our operations have generally produced consistent cash flow and required limited capital resources. Short-term borrowings have helped fund working capital needs while acquisitions of timberlands generally require funding from external sources or Large Dispositions.
AT-THE-MARKET (“ATM”) EQUITY OFFERING PROGRAM
On September 10, 2020, we entered into a distribution agreement with a group of sales agents through which we may sell common shares, from time to time, having an aggregate sales price of up to $300 million. During the year ended December 31, 2020, the Company sold 1.1 million shares under the ATM Program at an average price of $30.26 per share, generating aggregate gross proceeds of $33.4 million, excluding $0.3 million of commissions. As of December 31, 2020, $266.6 million remains available for issuance under the program.
The following table outlines the common stock issuance pursuant to our ATM program (dollars in millions):

	Year Ended December 31,
	2020	2019
Shares of common stock issued under the ATM program	1,103,012	—
Gross proceeds	$33.4	—
SUMMARY OF LIQUIDITY AND FINANCING COMMITMENTS

	As of December 31,
(in millions of dollars)	2020	2019	2018
Cash and cash equivalents (excluding Timber Funds)	$80.5	$68.7	$148.4
Total debt (excluding Timber Funds) (a)	1,294.9	1,057.0	975.0
Noncontrolling interest in the Operating Partnership	130.1	—	—
Shareholders’ equity	1,862.6	1,537.6	1,654.6
Net Income Attributable to Rayonier Inc.	37.1	59.1	102.2
Adjusted EBITDA (b)	267.4	247.8	337.7
Total capitalization (total debt plus permanent and temporary equity)	3,287.6	2,594.6	2,629.6
Debt to capital ratio	39%	41%	37%
Debt to Adjusted EBITDA (b)	4.8	4.3	2.9
Net debt to Adjusted EBITDA (b)(c)	4.5	4.0	2.4
Net debt to enterprise value (c)(d)	23%	19%	19%

(a)Total debt as of December 31, 2020, 2019 and 2018 reflects the principal on long-term debt, net of fair market value adjustments and gross of deferred financing costs of $2.5 million, $1.9 million and $2.4 million, respectively.
(b)For a reconciliation of Adjusted EBITDA to net income see Management’s Discussion and Analysis of Financial Condition and Results of Operations—Performance and Liquidity Indicators.
(c)Net debt is calculated as total debt less cash and cash equivalents.
(d)Enterprise value based on market capitalization (including Rayonier, L.P. “OP” units) plus net debt based on Rayonier’s share price of $29.38, $32.76, and $27.69 as of December 31, 2020, 2019 and 2018, respectively.
SUMMARY OF GUARANTOR FINANCIAL INFORMATION
In March 2012, Rayonier Inc. issued $325 million of 3.75% Senior Notes due 2022 (the “2022 Notes”). On May 7, 2020, Rayonier Inc. contributed its 100% ownership interest in Rayonier Operating Company LLC (the “Contribution”) to Rayonier, L.P. As a result of the Contribution, Rayonier, L.P. expressly assumed all the obligations of Rayonier Inc. with respect to the outstanding 2022 Notes and Rayonier Inc. agreed to irrevocably, fully and unconditionally guarantee jointly and severally, the obligations of Rayonier, L.P. under the Indenture, including the 2022 Notes. Rayonier, L.P. is the current issuer of the 2022 Notes.

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
The summarized balance sheet information for the consolidated obligor group of debt issued by Rayonier, L.P. for the twelve months ended December 31, 2020 and year ended December 31, 2019 are provided in the table below:

(in millions)	December 31, 2020	December 31, 2019
Current assets	$69.7	$51.7
Non-current assets	48.3	48.8
Current liabilities	21.0	100.2
Non-current liabilities	1,942.4	1,632.7
Due to non-guarantors	596.7	587.0
The summarized results of operations information for the consolidated obligor group of debt issued by Rayonier, L.P. for the twelve months ended December 31, 2020 and year ended December 31, 2019 are provided in the table below:

(in millions)	December 31, 2020	December 31, 2019
Cost and expenses	($43.4)	($22.0)
Operating loss	(43.4)	(22.0)
Net loss	(81.3)	(54.2)
Revenue from non-guarantors	859.2	711.6

LIQUIDITY FACILITIES
    See Note 8 — Debt for information on liquidity facilities and other outstanding debt, as well as for information on covenants that must be met in connection with our Senior Notes, Term Credit Agreement, Incremental Term Loan Agreement, 2020 Incremental Term Loan Agreement and Revolving Credit Facility, as well as our NWFCS Credit Facility and the Timber Funds’ Mortgages Payable.
CASH FLOWS
    The following table summarizes our cash flows from operating, investing and financing activities for each of the three years ended December 31 (in millions of dollars):

	2020	2019	2018
Total cash provided by (used for):
Operating activities	$204.2	$214.3	$310.1
Investing activities	(213.6)	(219.4)	(132.9)
Financing activities	27.0	(79.6)	(193.7)
Effect of exchange rate changes on cash	(0.1)	(1.8)	0.6
Change in cash, cash equivalents and restricted cash	$17.5	($86.5)	($15.9)

CASH PROVIDED BY OPERATING ACTIVITIES
Cash provided by operating activities decreased $10.1 million versus the prior year primarily due to $17.2 million of merger-related costs, changes in working capital and other assets and liabilities ($6.7 million) and other items ($5.8 million), partially offset by higher Adjusted EBITDA ($19.6 million).
CASH USED FOR INVESTING ACTIVITIES
Cash used for investing activities decreased $5.8 million versus the prior year primarily due to proceeds from a Large Disposition ($115.7 million), a decrease in timberland acquisitions ($117.6 million), lower real estate development investments ($0.3 million) and other investing activities ($5.8 million), partially offset by the net cash consideration transferred in our merger with Pope Resources ($231.1 million) and higher capital expenditures ($2.5 million).
CASH PROVIDED BY FINANCING ACTIVITIES
Cash provided by financing activities increased $106.6 million versus the prior year primarily due to an increase in net borrowings ($86.0 million), proceeds from the issuance of common shares under the ATM equity offering program ($32.6 million) and decreases in share repurchases ($7.9 million), partially offset by higher dividends paid on common stock ($5.3 million), distributions to consolidated affiliates ($3.5 million), distributions to noncontrolling interests in the Operating Partnership ($3.6 million), noncontrolling interests in consolidated affiliates redemption of shares ($5.1 million) and increases in debt issuance costs ($2.4 million).
RESTRICTED CASH
See Note 23 — Restricted Cash for further information regarding funds in escrow and deposited with a third-party intermediary and cash held in escrow for real estate development obligations.
CREDIT RATINGS
Both our ability to obtain financing and the related costs of borrowing are affected by our credit ratings, which are periodically reviewed by the rating agencies. As of December 31, 2020, our credit ratings from S&P and Moody’s were “BBB-” and “Baa3,” respectively, with both agencies listing our outlook as “Stable.”
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
EXPECTED 2021 EXPENDITURES
    Capital expenditures in 2021 are forecasted to be between $70 million and $75 million, excluding capital expenditures related to noncontrolling interests in the Timber Funds and any strategic timberland acquisitions we may make. Capital expenditures are expected to be primarily comprised of seedling planting, fertilization and other silvicultural activities, property taxes, lease payments, allocated overhead and other capitalized costs. Aside from capital expenditures, we may also acquire timberland as we actively evaluate acquisition opportunities.
    Real estate development investments in 2021 are expected to be between $13 million and $17 million, net of anticipated reimbursements from community development bonds. Expected real estate development investments are primarily related to Wildlight, our mixed-use community development project located north of Jacksonville, Florida; Richmond Hill, our mixed-use development project located south of Savannah, Georgia; development properties in the town of Port Gamble, Washington; and development projects in Gig Harbor, Kingston and Bremerton, Washington.
    Our 2021 dividend payments on Rayonier Inc. common shares and distributions to Rayonier, L.P. unitholders are expected to be approximately $148.7 million and $4.8 million, respectively, assuming no change in the quarterly dividend rate of $0.27 per share or material changes in the number of common shares or partnership units outstanding.
    Future share repurchases, if any, will depend on the Company’s liquidity and cash flow, as well as general market conditions and other considerations including capital allocation priorities.
We made $2.9 million of required pension contributions in 2020. We have no pension contribution requirements in 2021 but may make discretionary contributions in the future.

Cash income tax payments in 2021 are expected to be between $13 million and $15 million, primarily due to the New Zealand subsidiary.

PERFORMANCE AND LIQUIDITY INDICATORS
The discussion below is presented to enhance the reader’s understanding of our operating performance, liquidity, ability to generate cash and satisfy rating agency and creditor requirements. This information includes two measures of financial results: Adjusted Earnings before Interest, Taxes, Depreciation, Depletion and Amortization (“Adjusted EBITDA”), and Cash Available for Distribution (“CAD”). These measures are not defined by GAAP and the discussion of Adjusted EBITDA and CAD is not intended to conflict with or change any of the GAAP disclosures described above. Management considers these measures to be important to estimate the enterprise and shareholder values and of our core segments, and for allocating capital resources. In addition, analysts, investors and creditors use these measures when analyzing our operating performance, financial condition and cash generating ability. Management uses Adjusted EBITDA as a performance measure and CAD as a liquidity measure. Adjusted EBITDA and CAD as defined may not be comparable to similarly titled measures reported by other companies. These measures should not be considered in isolation from, and are not intended to represent an alternative to, our results reported in accordance with GAAP.
Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of land and improved development, non-operating income and expense, operating loss attributable to noncontrolling interest in Timber Funds, costs related to the merger with Pope Resources, timber write-offs resulting from casualty events, and Large Dispositions. Below is a reconciliation of Net Income to Adjusted EBITDA for the three years ended December 31 (in millions of dollars):

	2020	2019	2018
Net Income to Adjusted EBITDA Reconciliation
Net Income	$29.8	$67.7	$117.3
Operating loss attributable to NCI in Timber Funds	11.6	—	—
Interest, net attributable to NCI in Timber Funds	0.5	—	—
Income Tax expense attributable to NCI in Timber Funds	0.2	—	—
Net income (Excluding NCI in Timber Funds)	42.1	67.7	117.3
Interest, net and miscellaneous income attributable to Rayonier	38.0	29.1	29.7
Income tax expense attributable to Rayonier	6.8	12.9	25.2
Depreciation, depletion and amortization attributable to Rayonier	154.7	128.2	144.1
Non-cash cost of land and improved development	30.4	12.6	23.6
Timber write-offs resulting from casualty events attributable to Rayonier (a)	7.9	—	—
Non-operating income	(0.9)	(2.7)	(2.2)
Costs related to the merger with Pope Resources (b)	17.2	—	—
Large Dispositions (c)	(28.7)	—	—
Adjusted EBITDA	$267.4	$247.8	$337.7

(a)Timber write-offs resulting from casualty events include the write-off of merchantable and pre-merchantable timber volume destroyed by casualty events which cannot be salvaged.
(b)Costs related to the merger with Pope Resources include legal, accounting, due diligence, consulting and other costs related to the merger with Pope Resources.
(c)Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have a demonstrable premium relative to timberland value.

The following tables provide a reconciliation of Operating Income (Loss) by segment to Adjusted EBITDA by segment for the three years ended December 31 (in millions of dollars):

		Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Corporate and Other	Total
2020
Operating income (loss)		$41.3	($10.0)	$30.0	($13.2)	$72.0	($0.5)	($45.2)	$74.4
Add:	Operating loss attributable to NCI in Timber Funds (a)	—	—	—	11.6	—	—	—	11.6
Add:	Timber write-offs resulting from casualty events attributable to Rayonier (b)	6.0	—	—	1.8	—	—	—	7.9
Add:	Costs related to the merger with Pope Resources (c)	—	—	—	—	—	—	17.2	17.2
Add:	Depreciation, depletion and amortization	61.8	47.1	25.0	1.6	17.7	—	1.4	154.7
Add:	Non-cash cost of land and improved development	—	—	—	—	30.4	—	—	30.4
Less:	Large Dispositions (d)	—	—	—	—	(28.7)	—	—	(28.7)
Adjusted EBITDA		$109.1	$37.1	$55.0	$1.8	$91.4	($0.5)	($26.6)	$267.4
2019
Operating income (loss)		$57.8	($12.4)	$48.0	—	$38.7	—	($25.1)	$107.0
Add:	Depreciation, depletion and amortization	61.9	29.2	27.8	—	8.2	—	1.2	128.2
Add:	Non-cash cost of land and improved development	—	—	—	—	12.6	—	—	12.6
Adjusted EBITDA		$119.7	$16.7	$75.8	—	$59.5	—	($23.9)	$247.8
2018
Operating income (loss)		$44.2	$8.1	$62.8	—	$76.2	$1.0	($22.3)	$170.1
Add:	Depreciation, depletion and amortization	58.6	32.8	28.0	—	23.6	—	1.2	144.1
Add:	Non-cash cost of land and improved development	—	—	—	—	23.6	—	—	23.6
Adjusted EBITDA		$102.8	$40.9	$90.8	—	$123.4	$1.0	($21.1)	$337.7

(a)Timber Funds includes $7.3 million related to timber write-offs resulting from casualty events.
(b)Timber write-offs resulting from casualty events includes the write-off of merchantable and pre-merchantable timber volume destroyed by casualty events which cannot be salvaged.
(c)Costs related to the merger with Pope Resources include legal, accounting, due diligence, consulting and other costs related to the merger with Pope Resources.
(d)Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have a demonstrable premium relative to timberland value.

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

Below is a reconciliation of Cash Provided by Operating Activities to Adjusted CAD for the three years ended December 31 (in millions):

	2020	2019	2018
Cash provided by operating activities	$204.2	$214.3	$310.1
Capital expenditures from continuing operations (a)	(66.5)	(64.0)	(62.3)
Costs related to the merger with Pope Resources (b)	17.2	—	—
CAD attributable to NCI in Timber Funds	(2.8)	—	—
Working capital and other balance sheet changes	10.3	(0.9)	(7.7)
CAD	$162.4	$149.4	$240.1
Mandatory debt repayments (c)	—	(82.0)	—
Adjusted CAD	$162.4	$67.4	$240.1

Cash used for investing activities	($213.6)	($219.4)	($132.9)
Cash provided by (used for) financing activities	$27.0	($79.6)	($193.7)

(a)Capital expenditures exclude timberland acquisitions and real estate development investments.
(b)Costs related to the merger with Pope Resources include legal, accounting, due diligence, consulting and other costs related to the merger with Pope Resources.
(c)Excludes debt repayments on the New Zealand subsidiary noncontrolling interest shareholder loan.
The following table provides supplemental cash flow data for the three years ended December 31 (in millions):

	2020	2019	2018
Purchase of timberlands	($24.7)	($142.3)	($57.6)
Real Estate Development Investments	(6.5)	(6.8)	(9.5)
Distributions to noncontrolling interests in consolidated affiliates (a)	(12.6)	(9.2)	(14.4)

(a)Includes debt repayments on the New Zealand subsidiary noncontrolling interest shareholder loan.

OFF-BALANCE SHEET ARRANGEMENTS
We utilize off-balance sheet arrangements to provide credit support for certain suppliers and vendors in case of their default on critical obligations, and collateral for outstanding claims under our previous workers’ compensation self-insurance programs. These arrangements consist of standby letters of credit and surety bonds. As part of our ongoing operations, we also periodically issue guarantees to third parties. Off-balance sheet arrangements are not considered a source of liquidity or capital resources and do not expose us to material risks or material unfavorable financial impacts. See Note 14 — Guarantees for further discussion.

CONTRACTUAL FINANCIAL OBLIGATIONS
    In addition to using cash flow from operations, proceeds from our ATM program and proceeds from Large Dispositions, we finance our operations and acquisitions through the issuance of debt and by entering into leases. These financial obligations are recorded in accordance with accounting rules applicable to the underlying transaction, with the result that some are recorded as liabilities on the Consolidated Balance Sheets, while others are required to be disclosed in the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis.
The following table aggregates our contractual financial obligations as of December 31, 2020 and anticipated cash spending by period:

Contractual Financial Obligations (in millions)	Total	Payments Due by Period
		2021	2022-2023	2024-2025	Thereafter
Long-term debt, excluding Timber Funds (a)	$1,294.9	—	$325.0	$284.9	$685.0
Long-term debt, Timber Funds (b)	57.4	—	43.0	14.4	—
Interest payments on long-term debt, excluding Timber Funds (c)	144.3	32.6	46.9	36.5	28.3
Interest payments on long-term debt, Timber Funds	5.9	2.0	3.4	0.5	—
Operating leases — timberland (d)	185.8	8.3	15.3	14.1	148.1
Operating leases — PP&E, offices (d)	7.4	1.6	2.2	1.9	1.7
Commitments — derivatives (e)	103.3	13.8	34.8	25.5	29.2
Commitments - environmental remediation (f)	11.6	1.0	3.7	4.2	2.7
Commitments — other (g)	16.7	11.3	1.0	0.5	3.9
Total contractual cash obligations	$1,827.3	$70.6	$475.3	$382.5	$898.9

(a)The book value of long-term debt, excluding Timber Funds, net of deferred financing costs and fair market value adjustments, is currently recorded at $1,300.3 million on our Consolidated Balance Sheet, but upon maturity the liability will be $1,294.9 million. See Note 8 - Debt for additional information.
(b)The book value of long-term debt for the Timber Funds, net of fair market value adjustments, is currently recorded at $60.2 million on our Consolidated Balance Sheet, but upon maturity the liability will be $57.4 million. See Note 8 - Debt for additional information.
(c)Projected interest payments for variable-rate debt were calculated based on outstanding principal amounts and interest rates as of December 31, 2020.
(d)Excludes anticipated renewal options.
(e)Commitments — derivatives represent payments expected to be made on derivative financial instruments (interest rate swaps and forward-starting interest rate swaps). See Note 16 — Derivative Financial Instruments and Hedging Activities for additional information.
(f)Commitments — environmental remediation represents our estimate of potential liability associated with environmental contamination and Natural Resource Damages in Port Gamble, Washington. See Note 13 - Environmental and Natural Resource Damage Liabilities for additional information.
(g)Commitments — other includes payments expected to be made on our Wildlight, Richmond Hill and West Puget Sound development projects, payments made on timberland deeds and other purchase obligations.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, including changes in interest rates, commodity prices and foreign exchange rates. Our objective is to minimize the economic impact of these market risks. We use derivatives in accordance with policies and procedures approved by the Audit Committee of the Board of Directors. Derivatives are managed by a senior executive committee, whose responsibilities include initiating, managing and monitoring resulting exposures. We do not enter into financial instruments for trading or speculative purposes.
Interest Rate Risk
We are exposed to interest rate risk through our variable rate debt, primarily due to changes in LIBOR. However, we use interest rate swaps to manage our exposure to interest rate movements on our term credit agreements by swapping existing and anticipated future borrowings from floating rates to fixed rates. As of December 31, 2020, we had $900 million of U.S. long-term variable rate debt outstanding on our term credit agreements.
The notional amount of outstanding interest rate swap contracts with respect to our term credit agreements at December 31, 2020 was also $900 million. The maturity date of the Term Credit Agreement was extended from August 2024 to April 2028, with the associated interest rate swaps maturing in August 2024. We have entered into forward starting interest rate swaps to cover $150 million of the Term Credit Agreement through the extended maturity date. The Incremental Term Loan Agreement and associated interest rate swaps mature in May 2026, and the 2020 Incremental Term Loan Agreement matures in April 2025 with the associated interest rate swaps maturing in June 2030. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in no corresponding increase/decrease in interest payments and expense over a 12-month period.
The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. The estimated fair value of our long-term fixed rate debt excluding the Timber Funds at December 31, 2020 was $414 million compared to the $395 million principal amount. The estimated fair value of our Timber Funds’ long-term fixed rate debt at December 31, 2020 was $60.5 million compared to the $57.4 million principal amount. We use interest rates of debt with similar terms and maturities to estimate the fair value of our debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at December 31, 2020 would result in a corresponding decrease/increase in the fair value of our long-term fixed rate debt of approximately $11 million.
We estimate the periodic effective interest rate on our U.S. long-term fixed and variable rate debt, excluding Timber Funds, to be approximately 3.1% after consideration of interest rate swaps and estimated patronage refunds and excluding unused commitment fees on the revolving credit facility. We estimate the periodic effective interest rate on our Timber Funds’ long-term fixed rate debt to be approximately 2.9% after consideration of estimated patronage refunds.

The following table summarizes our outstanding debt, interest rate swaps and average interest rates, by year of expected maturity and their fair values at December 31, 2020:

(Dollars in thousands)	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Variable rate debt:
Principal amounts	—	—	—	—	$250,000	$650,000	$900,000	$900,000
Average interest rate (a)(b)	—	—	—	—	2.00%	1.89%	1.92%
Fixed rate debt, excluding Timber Funds:
Principal amounts	—	$325,000	—	—	$34,903	$35,000	$394,903	$413,631
Average interest rate (b)	—	3.75%	—	—	3.84%	4.98%	3.87%
Fixed rate debt, Timber Funds:
Principal amounts	—	$25,000	$17,980	$14,400	—	—	$57,380	$60,474
Average interest rate (b)	—	1.95%	5.10%	4.45%	—	—	3.56%
Interest rate swaps:
Notional amount	—	—	—	$350,000	—	$550,000	$900,000	($51,580)
Average pay rate (b)	—	—	—	2.28%	—	1.31%	1.69%
Average receive rate (b)	—	—	—	0.15%	—	0.15%	0.15%
Forward-starting interest rate swaps
Notional amount	—	—	—	—	—	$475,000	$475,000	($12,529)
Average pay rate (b)	—	—	—	—	—	1.22%	1.22%
Average receive rate (b)	—	—	—	—	—	0.15%	0.15%

(a)    Excludes estimated patronage refunds.
(b)     Interest rates as of December 31, 2020.
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
Sales and Expense Exposure
At December 31, 2020, the New Zealand subsidiary had foreign currency exchange contracts with a notional amount of $49 million and foreign currency option contracts with a notional amount of $28 million outstanding related to foreign export sales and ocean freight payments. The amount hedged represents a portion of forecasted U.S. dollar denominated export timber and log trading sales proceeds over the next 24 months and next 3 months, respectively.

The following table summarizes our outstanding foreign currency exchange rate risk contracts at December 31, 2020:

(Dollars in thousands)	0-1 months	1-2 months	2-3 months	3-6 months	6-12 months	12-18 months	18-24 months	Total	Fair Value
Foreign exchange contracts to sell U.S. dollar for New Zealand dollar
Notional amount	$14,500	$4,000	$2,000	$8,000	$15,500	$5,000	—	$49,000	$6,018
Average contract rate	1.3841	1.3839	1.3839	1.3837	1.3838	1.3841	—	1.3839

Foreign currency option contracts to sell U.S. dollar for New Zealand dollar
Notional amount	$2,000	$4,000	$6,000	$8,000	$8,000	—	—	$28,000	$1,515
Average strike price	1.5848	1.5846	1.5729	1.5633	1.6063	—	—	1.5822

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Rayonier Inc.
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
Rayonier Inc.’s management, under the supervision of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, we used the framework included in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2020.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2020. The report on the Company’s internal control over financial reporting as of December 31, 2020, is on page 63.

RAYONIER INC.

By:	/s/ DAVID L. NUNES
David L. Nunes President and Chief Executive Officer (Principal Executive Officer)
February 22, 2021

By:	/s/ MARK MCHUGH
Mark McHugh Senior Vice President and Chief Financial Officer (Principal Financial Officer)
February 22, 2021

By:	/s/ APRIL TICE
April Tice Vice President, Financial Services and Corporate Controller (Principal Accounting Officer)
February 22, 2021

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Rayonier, L.P.
To Our Unitholders:
The management of Rayonier, L.P. and its subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our system of internal controls over financial reporting is designed to provide reasonable assurance to the Operating Partnership’s management and the Rayonier Inc. Board of Directors regarding the preparation and fair presentation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
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
Rayonier, L.P.’s management, under the supervision of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, we used the framework included in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

RAYONIER, L.P.

By:	RAYONIER, INC., its sole general partner

By:	/s/ DAVID L. NUNES
David L. Nunes President and Chief Executive Officer (Principal Executive Officer)
February 22, 2021

By:	/s/ MARK MCHUGH
Mark McHugh Senior Vice President and Chief Financial Officer (Principal Financial Officer)
February 22, 2021

By:	/s/ APRIL TICE
April Tice Vice President, Financial Services and Corporate Controller (Principal Accounting Officer)
February 22, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Rayonier Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Rayonier Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Rayonier Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and schedule and our report dated February 22, 2021 expressed an unqualified opinion thereon.

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
February 22, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Rayonier Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rayonier Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Depletion of Timber
Description of the Matter
For the year ended December 31, 2020, the Company recognized $195 million in depletion expense and the Timber and Timberlands balance, net of depletion and amortization, was $3,262 million at December 31, 2020. As described in Note 1 to the financial statements, the Company establishes an annual depletion rate for each particular region. Depletion rates are determined by region by dividing merchantable inventory cost by standing merchantable inventory volume, which is estimated annually. The Company charges accumulated costs attributed to merchantable timber to depletion expense (cost of sales) at the time the timber is harvested or when the underlying timberland is sold.

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

Business Combination: Valuation of Core Timber and Timberlands
Description of the Matter
On May 8, 2020, the Company completed its acquisition of Pope Resources for net consideration of $538 million, as disclosed in Note 2 to the consolidated financial statements. The transaction was accounted for as a business combination.

Auditing the Company's accounting for its acquisition of Pope Resources was complex due to the significant estimation required by management to determine the fair value of the Core Timber and Timberlands. The significant estimation was primarily due to the sensitivity of the respective fair values to the significant underlying assumptions, including the discount rate and harvest volumes that are used to estimate forecasted revenue. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over the valuation of the acquired Core Timber and Timberlands. For example, we tested controls over management’s review of the valuation models and the significant assumptions used in the valuation models.

To test the fair value of the Core Timber and Timberlands we performed audit procedures that included, among others, evaluating the Company's selection of the valuation methodologies, evaluating the methods and significant assumptions used by the Company, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We involved our valuation specialists to assist with our evaluation of the methodologies used by the Company and significant assumptions included in valuation. We compared the significant assumptions to market and economic trends, to the historical results of the acquired business and compared the overall fair value of the Core Timber and Timberlands to other third-party property appraisals that were performed close to the date of the acquisition.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.
Jacksonville, Florida
February 22, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Rayonier Inc., the general partner of Rayonier, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rayonier, L.P. and subsidiaries (the Operating Partnership) as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on the Operating Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Operating Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Operating Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Operating Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Depletion of Timber
Description of the Matter
For the year ended December 31, 2020, the Operating Partnership recognized $195 million in depletion expense and the Timber and Timberlands balance, net of depletion and amortization, was $3,262 million at December 31, 2020. As described in Note 1 to the financial statements, the Operating Partnership establishes an annual depletion rate for each particular region. Depletion rates are determined by region by dividing merchantable inventory cost by standing merchantable inventory volume, which is estimated annually. The Operating Partnership charges accumulated costs attributed to merchantable timber to depletion expense (cost of sales) at the time the timber is harvested or when the underlying timberland is sold.

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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Operating Partnership’s process for establishing the annual depletion rate for each geographic region. For example, we tested controls over management’s review of the standing merchantable inventory volume that was determined for each geographic region.

To test the annual depletion rates (including standing merchantable inventory volume), our audit procedures included, among others, evaluating the methodology used and testing the completeness and accuracy of the underlying data used by the Operating Partnership. We inspected satellite images to test timber existence and assessed the timberland for features that would impact the Operating Partnership’s ability to harvest its timber. In addition, we evaluated current year changes to harvestability, analyzed the change in depletion as a percentage of sales, utilized published industry growth rates to assess the increase in timber volume growth and compared actual volume harvested to the volume estimated by the Operating Partnership.

Business Combination: Valuation of Core Timber and Timberlands
Description of the Matter
On May 8, 2020, the Operating Partnership completed its acquisition of Pope Resources for net consideration of $538 million, as disclosed in Note 2 to the consolidated financial statements. The transaction was accounted for as a business combination.

Auditing the Operating Partnership’s accounting for its acquisition of Pope Resources was complex due to the significant estimation required by management to determine the fair value of the Core Timber and Timberlands. The significant estimation was primarily due to the sensitivity of the respective fair values to the significant underlying assumptions, including the discount rate and harvest volumes that are used to estimate forecasted revenue. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the Operating Partnership's controls over the valuation of the acquired Core Timber and Timberlands. For example, we tested controls over management’s review of the valuation models and the significant assumptions used in the valuation models.

To test the fair value of the Core Timber and Timberlands we performed audit procedures that included, among others, evaluating the Operating Partnership's selection of the valuation methodologies, evaluating the methods and significant assumptions used by the Operating Partnership, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We involved our valuation specialists to assist with our evaluation of the methodologies used by the Operating Partnership and significant assumptions included in valuation. We compared the significant assumptions to market and economic trends, to the historical results of the acquired business and compared the overall fair value of the Core Timber and Timberlands to other third-party property appraisals that were performed close to the date of the acquisition.

/s/ Ernst & Young LLP
We have served as the Operating Partnership’s auditor since 2019.
Jacksonville, Florida
February 22, 2021

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Years Ended December 31,
(Thousands of dollars, except per share data)

	2020	2019	2018
SALES (NOTE 3)	$859,154	$711,556	$816,138
Costs and Expenses
Cost of sales	(712,436)	(558,350)	(605,259)
Selling and general expenses	(50,645)	(41,646)	(41,951)
Other operating (expense) income, net (Note 20)	(21,685)	(4,533)	1,140
	(784,766)	(604,529)	(646,070)
OPERATING INCOME	74,388	107,027	170,068
Interest expense	(38,768)	(31,716)	(32,066)
Interest and other miscellaneous income, net	1,173	5,307	4,564
INCOME BEFORE INCOME TAXES	36,793	80,618	142,566
Income tax expense (Note 11)	(7,009)	(12,940)	(25,236)
NET INCOME	29,784	67,678	117,330
Less: Net income attributable to noncontrolling interest in the Operating Partnership	(528)	—	—
Less: Net loss (income) attributable to noncontrolling interest in consolidated affiliates	7,828	(8,573)	(15,114)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	37,084	59,105	102,216
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment, net of income tax effect of $0, $0 and $0	28,272	963	(22,759)
Cash flow hedges, net of income tax effect of $1,845, $664 and $1,270	(61,055)	(30,482)	5,029
Actuarial change and amortization of pension and postretirement plan liabilities, net of income tax effect of $0, $0 and $711	(925)	(1,350)	(1,630)
Total other comprehensive loss	(33,708)	(30,869)	(19,360)
COMPREHENSIVE (LOSS) INCOME	(3,924)	36,809	97,970
Less: Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(3,068)	—	—
Less: Comprehensive loss (income) attributable to noncontrolling interest in consolidated affiliates	1,393	(9,146)	(8,931)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO RAYONIER INC.	($5,599)	$27,663	$89,039
EARNINGS PER COMMON SHARE (NOTE 15)
Basic earnings per share attributable to Rayonier Inc.	$0.28	$0.46	$0.79
Diluted earnings per share attributable to Rayonier Inc.	$0.27	$0.46	$0.79

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31,
(Thousands of dollars, except share data)

	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents, excluding Timber Funds	$80,454	$68,735
Cash and cash equivalents, Timber Funds	4,053	—
Total cash and cash equivalents	84,507	68,735
Accounts receivable, less allowance for doubtful accounts of $25 and $24	49,082	27,127
Inventory (Note 22)	10,594	14,518
Prepaid logging roads	12,073	12,128
Prepaid expenses	4,095	2,600
Assets held for sale (Note 25)	3,449	—
Other current assets	6,765	867
Total current assets	170,565	125,975
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	3,262,126	2,482,047
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 9)	108,518	81,791
PROPERTY, PLANT AND EQUIPMENT
Land	6,548	4,131
Buildings	31,024	23,095
Machinery and equipment	4,615	4,339
Construction in progress	452	348
Total property, plant and equipment, gross	42,639	31,913
Less—accumulated depreciation	(12,238)	(9,662)
Total property, plant and equipment, net	30,401	22,251
RESTRICTED CASH (NOTE 23)	2,975	1,233
RIGHT-OF-USE ASSETS (NOTE 5)	108,992	99,942
OTHER ASSETS (NOTE 24)	45,156	47,757
TOTAL ASSETS	$3,728,733	$2,860,996
LIABILITIES, NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$24,790	$18,160
Current maturities of long-term debt, excluding Timber Funds (Note 8)	—	82,000
Accrued taxes	7,347	3,032
Accrued payroll and benefits	12,327	8,869
Accrued interest	6,325	5,205
Deferred revenue	11,112	11,440
Other current liabilities	29,234	22,480
Total current liabilities	91,135	151,186
LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS, EXCLUDING TIMBER FUNDS (NOTE 8)	1,300,336	973,129
LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS, TIMBER FUNDS (NOTE 8)	60,179	—
PENSION AND OTHER POSTRETIREMENT BENEFITS (NOTE 18)	23,344	25,311
LONG-TERM LEASE LIABILITY (NOTE 5)	100,251	90,481
OTHER NON-CURRENT LIABILITIES	160,722	83,247
COMMITMENTS AND CONTINGENCIES (NOTES 10 and 12)
NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP (NOTE 6)	130,121	—
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 shares authorized, 137,678,822 and 129,331,069 shares issued and outstanding	1,101,675	888,177
Retained earnings	446,267	583,006
Accumulated other comprehensive loss (Note 26)	(73,885)	(31,202)
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,474,057	1,439,981
Noncontrolling interests in consolidated affiliates (Note 6)	388,588	97,661
TOTAL SHAREHOLDERS’ EQUITY	1,862,645	1,537,642
TOTAL LIABILITIES, NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND SHAREHOLDERS’ EQUITY	$3,728,733	$2,860,996

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Thousands of dollars, except share data)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Affiliates	Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2017	128,970,776	$872,228	$707,378	$13,417	$99,917	$1,692,940
Cumulative-effect adjustment due to adoption of ASU No. 2018-02	—	—	711	(711)	—	—
Net income	—	—	102,216	—	15,114	117,330
Dividends ($1.06 per share)	—	—	(137,934)	—	—	(137,934)
Issuance of shares under incentive stock plans	599,422	8,591	—	—	—	8,591
Stock-based compensation	—	6,428	—	—	—	6,428
Repurchase of common shares	(81,523)	(2,984)	—	—	—	(2,984)
Actuarial change and amortization of pension and postretirement plan liabilities	—	—	—	(919)	—	(919)
Foreign currency translation adjustment	—	—	—	(17,329)	(5,430)	(22,759)
Cash flow hedges	—	—	—	5,781	(752)	5,029
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(11,172)	(11,172)
Balance, December 31, 2018	129,488,675	$884,263	$672,371	$239	$97,677	$1,654,550
Net income	—	—	59,105	—	8,573	67,678
Dividends ($1.08 per share)	—	—	(140,040)	—	—	(140,040)
Issuance of shares under incentive stock plans	298,003	1,260	—	—	—	1,260
Stock-based compensation	—	6,904	—	—	—	6,904
Repurchase of common shares	(455,609)	(4,250)	(8,430)	—	—	(12,680)
Actuarial change and amortization of pension and postretirement plan liabilities	—	—	—	(1,350)	—	(1,350)
Foreign currency translation adjustment	—	—	—	784	179	963
Cash flow hedges	—	—	—	(30,875)	393	(30,482)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(9,161)	(9,161)
Balance, December 31, 2019	129,331,069	$888,177	$583,006	($31,202)	$97,661	$1,537,642
Issuances of shares associated with the merger with Pope Resources	7,181,071	172,418	—	—	—	172,418
Net income (loss)	—	—	37,612	—	(7,828)	29,784
Net income attributable to noncontrolling interest in the Operating Partnership	—	—	(528)	—	—	(528)
Dividends ($1.08 per share) (a)	—	—	(146,278)	—	—	(146,278)
Issuance of shares under the “at-the-market” equity offering, net of commissions and offering costs of $799	1,103,012	32,574	—	—	—	32,574
Issuance of shares under incentive stock plans	266,036	1,589	—	—	—	1,589
Stock-based compensation	—	8,026	—	—	—	8,026
Repurchase of common shares	(219,619)	(1,605)	(3,152)	—	—	(4,757)
Acquisition of noncontrolling interests in consolidated affiliates	—	—	—	—	333,366	333,366
Adjustment of noncontrolling interest in the Operating Partnership	—	—	(24,393)	—	—	(24,393)
Conversion of units into common shares	17,253	496	—	—	—	496
Actuarial change and amortization of pension and postretirement plan liabilities	—	—	—	(925)	—	(925)
Foreign currency translation adjustment	—	—	—	22,928	5,344	28,272
Cash flow hedges	—	—	—	(62,146)	1,091	(61,055)
Allocation of other comprehensive income to noncontrolling interests in the Operating Partnership	—	—	—	(2,540)	—	(2,540)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(12,643)	(12,643)
Noncontrolling interests in consolidated affiliates redemption of shares	—	—	—	—	(28,403)	(28,403)
Balance, December 31, 2020	137,678,822	$1,101,675	$446,267	($73,885)	$388,588	$1,862,645

(a)For information regarding distributions to noncontrolling interests in the Operating Partnership, see the Rayonier Inc. Consolidated Statements of Cash Flows and Note 6 — Noncontrolling Interests.
See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(Thousands of dollars)

	2020	2019	2018
OPERATING ACTIVITIES
Net income	$29,784	$67,678	$117,330
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	164,996	128,235	144,121
Non-cash cost of land and improved development	30,368	12,565	23,553
Stock-based incentive compensation expense	8,026	6,904	6,428
Deferred income taxes	7,541	11,314	22,832
Amortization of losses from pension and postretirement plans	869	449	675
Timber write-offs due to casualty events	15,203	—	—
Gain on sale of large disposition of timberlands	(28,655)	—	—
Other	(11,100)	(4,999)	(2,613)
Changes in operating assets and liabilities, net of effects of merger with Pope Resources:
Receivables	(15,378)	(849)	765
Inventories	(1,448)	1,224	1,773
Accounts payable	5,668	(1,554)	(4,626)
All other operating activities	(1,700)	(6,714)	(142)
CASH PROVIDED BY OPERATING ACTIVITIES	204,174	214,253	310,096
INVESTING ACTIVITIES
Capital expenditures	(66,500)	(63,996)	(62,325)
Real estate development investments	(6,462)	(6,803)	(9,501)
Purchase of timberlands	(24,695)	(142,287)	(57,608)
Net proceeds from large disposition of timberlands	115,666	—	—
Cash consideration for merger with Pope Resources, net of cash acquired	(231,068)	—	—
Other	(584)	(6,304)	(3,421)
CASH USED FOR INVESTING ACTIVITIES	(213,643)	(219,390)	(132,855)
FINANCING ACTIVITIES
Issuance of debt	320,000	82,000	1,014
Repayment of debt	(152,000)	—	(54,416)
Dividends paid on common stock	(146,348)	(141,071)	(136,772)
Distributions to noncontrolling interests in the Operating Partnership	(3,596)	—	—
Proceeds from the issuance of common shares under incentive stock plan	1,368	1,260	8,591
Proceeds from the issuance of common shares under the “at-the-market” (ATM) equity offering program, net of commissions and offering costs	32,574	—	—
Repurchase of common shares to pay withholding taxes on vested incentive stock awards	(1,605)	(4,250)	(2,984)
Repurchase of common shares under repurchase program	(3,152)	(8,430)	—
Debt issuance costs	(2,483)	(132)	—
Proceeds from shareholder distribution hedge	—	135	2,025
Noncontrolling interests in consolidated affiliates redemption of shares	(5,113)	—	—
Distributions to noncontrolling interests in consolidated affiliates	(12,643)	(9,161)	(11,172)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	27,002	(79,649)	(193,714)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(19)	(1,700)	571
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	17,514	(86,486)	(15,902)
Balance, beginning of year	69,968	156,454	172,356
Balance, end of year	$87,482	$69,968	$156,454

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the Years Ended December 31,
(Thousands of dollars)

	2020	2019	2018
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year:
Interest (a)	$40,895	$32,782	$33,120
Income taxes	816	1,691	2,150
Non-cash investing activity:
Capital assets purchased on account	$3,205	$3,568	$2,001
Non-cash financing activity:
Equity consideration for merger with Pope Resources	$172,640	—	—
Redeemable Operating Partnership Unit consideration for merger with Pope Resources	106,752	—	—
Noncontrolling interests in consolidated affiliates redemption of shares (b)	23,290	—	—

(a)Interest paid is presented net of patronage payments received of $4.7 million, $4.0 million and $4.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. For additional information on patronage payments, see Note 8 - Debt.
(b)Represents a capital distribution made by the New Zealand subsidiary in order to redeem certain equity interests, resulting in the recording of a noncontrolling interest share redemption of $5.1 million and a loan payable by the New Zealand subsidiary in the amount of $23.3 million. See Note 6 - Noncontrolling Interests and Note 8 - Debt for further information.

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Years Ended December 31,
(Dollars in thousands, except per unit amounts)

	2020	2019	2018
SALES (NOTE 3)	$859,154	$711,556	$816,138
Costs and Expenses
Cost of sales	(712,436)	(558,350)	(605,259)
Selling and general expenses	(50,645)	(41,646)	(41,951)
Other operating (expense) income, net (Note 20)	(21,685)	(4,533)	1,140
	(784,766)	(604,529)	(646,070)
OPERATING INCOME	74,388	107,027	170,068
Interest expense	(38,768)	(31,716)	(32,066)
Interest and other miscellaneous income, net	1,173	5,307	4,564
INCOME BEFORE INCOME TAXES	36,793	80,618	142,566
Income tax expense (Note 11)	(7,009)	(12,940)	(25,236)
NET INCOME	29,784	67,678	117,330
Less: Net loss (income) attributable to noncontrolling interest in consolidated affiliates	7,828	(8,573)	(15,114)
NET INCOME ATTRIBUTABLE TO RAYONIER, L.P. UNITHOLDERS	37,612	59,105	102,216
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment, net of income tax effect of $0, $0 and $0	28,272	963	(22,759)
Cash flow hedges, net of income tax effect of $1,845, $664 and $1,270	(61,055)	(30,482)	5,029
Actuarial change and amortization of pension and postretirement plan liabilities, net of income tax effect of $0, $0 and $711	(925)	(1,350)	(1,630)
Total other comprehensive loss	(33,708)	(30,869)	(19,360)
COMPREHENSIVE (LOSS) INCOME	(3,924)	36,809	97,970
Less: Comprehensive loss (income) attributable to noncontrolling interest in consolidated affiliates	1,393	(9,146)	(8,931)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO RAYONIER, L.P. UNITHOLDERS	($2,531)	$27,663	$89,039
EARNINGS PER UNIT (NOTE 15)
Basic earnings per unit attributable to Rayonier, L.P.	$0.28	$0.46	$0.79
Diluted earnings per unit attributable to Rayonier, L.P.	$0.27	$0.46	$0.79

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31,
(Dollars in thousands)

	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents, excluding Timber Funds	$80,454	$68,735
Cash and cash equivalents, Timber Funds	4,053	—
Total cash and cash equivalents	84,507	68,735
Accounts receivable, less allowance for doubtful accounts of $25 and $24	49,082	27,127
Inventory (Note 22)	10,594	14,518
Prepaid logging roads	12,073	12,128
Prepaid expenses	4,095	2,600
Assets held for sale (Note 25)	3,449	—
Other current assets	6,765	867
Total current assets	170,565	125,975
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	3,262,126	2,482,047
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 9)	108,518	81,791
PROPERTY, PLANT AND EQUIPMENT
Land	6,548	4,131
Buildings	31,024	23,095
Machinery and equipment	4,615	4,339
Construction in progress	452	348
Total property, plant and equipment, gross	42,639	31,913
Less — accumulated depreciation	(12,238)	(9,662)
Total property, plant and equipment, net	30,401	22,251
RESTRICTED CASH (NOTE 23)	2,975	1,233
RIGHT-OF-USE ASSETS (NOTE 5)	108,992	99,942
OTHER ASSETS (NOTE 24)	45,156	47,757
TOTAL ASSETS	$3,728,733	$2,860,996
LIABILITIES, REDEEMABLE OPERATING PARTNERSHIP UNITS AND CAPITAL
CURRENT LIABILITIES
Accounts payable	$24,790	$18,160
Current maturities of long-term debt, excluding Timber Funds (Note 8)	—	82,000
Accrued taxes	7,347	3,032
Accrued payroll and benefits	12,327	8,869
Accrued interest	6,325	5,205
Deferred revenue	11,112	11,440
Other current liabilities	29,234	22,480
Total current liabilities	91,135	151,186
LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS, EXCLUDING TIMBER FUNDS (NOTE 8)	1,300,336	973,129
LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS, TIMBER FUNDS (NOTE 8)	60,179	—
PENSION AND OTHER POSTRETIREMENT BENEFITS (NOTE 18)	23,344	25,311
LONG-TERM LEASE LIABILITY (NOTE 5)	100,251	90,481
OTHER NON-CURRENT LIABILITIES	160,722	83,247
COMMITMENTS AND CONTINGENCIES (NOTES 10 and 12)
REDEEMABLE OPERATING PARTNERSHIP UNITS (NOTE 6) 4,428,900 and 0 Units outstanding, respectively	130,121	—
CAPITAL
General partners’ capital	15,454	14,712
Limited partners’ capital	1,529,948	1,456,471
Accumulated other comprehensive loss (Note 26)	(71,345)	(31,202)
TOTAL CONTROLLING INTEREST CAPITAL	1,474,057	1,439,981
Noncontrolling interests in consolidated affiliates (Note 6)	388,588	97,661
TOTAL CAPITAL	1,862,645	1,537,642
TOTAL LIABILITIES, REDEEMABLE OPERATING PARTNERSHIP UNITS AND CAPITAL	$3,728,733	$2,860,996
See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Dollars in thousands, except share data)

			Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Affiliates	Total Capital
	Units
	General Partners’ Capital	Limited Partners’ Capital
Balance, December 31, 2017	$15,796	$1,563,810	$13,417	$99,917	$1,692,940
Cumulative-effect adjustment due to adoption of ASU No. 2018-02	7	704	(711)	—	—
Net income	1,022	101,194	—	15,114	117,330
Distributions on units ($1.06 per unit)	(1,379)	(136,555)	—	—	(137,934)
Issuance of units under incentive stock plans	86	8,505	—	—	8,591
Stock-based compensation	64	6,364	—	—	6,428
Repurchase of units	(30)	(2,954)	—	—	(2,984)
Actuarial change and amortization of pension and postretirement plan liabilities	—	—	(919)	—	(919)
Foreign currency translation adjustment	—	—	(17,329)	(5,430)	(22,759)
Cash flow hedges	—	—	5,781	(752)	5,029
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(11,172)	(11,172)
Balance, December 31, 2018	$15,566	$1,541,068	$239	$97,677	$1,654,550
Net income	591	58,514	—	8,573	67,678
Distributions on units ($1.08 per unit)	(1,400)	(138,640)	—	—	(140,040)
Issuance of units under incentive stock plans	13	1,247	—	—	1,260
Stock-based compensation	69	6,835	—	—	6,904
Repurchase of units	(127)	(12,553)	—	—	(12,680)
Actuarial change and amortization of pension and postretirement plan liabilities	—	—	(1,350)	—	(1,350)
Foreign currency translation adjustment	—	—	784	179	963
Cash flow hedges	—	—	(30,875)	393	(30,482)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(9,161)	(9,161)
Balance, December 31, 2019	$14,712	$1,456,471	($31,202)	$97,661	$1,537,642
Issuance of units associated with the merger with Pope Resources	1,724	170,694	—	—	172,418
Net income (loss)	376	37,236	—	(7,828)	29,784
Distributions on units ($1.08 per unit)	(1,500)	(148,375)	—	—	(149,875)
Issuance of units under the “at-the-market” equity offering, net of commissions and offering costs of $799	326	32,248	—	—	32,574
Issuance of units under incentive stock plans	16	1,573	—	—	1,589
Stock-based compensation	81	7,945	—	—	8,026
Repurchase of units	(47)	(4,710)	—	—	(4,757)
Adjustment of Redeemable Operating Partnership Units	(239)	(23,625)	—	—	(23,864)
Acquisition of noncontrolling interests in consolidated affiliates	—	—	—	333,366	333,366
Conversion of units to common shares	5	491	—	—	496
Actuarial change and amortization of pension and postretirement plan liabilities	—	—	(925)	—	(925)
Foreign currency translation adjustment	—	—	22,928	5,344	28,272
Cash flow hedges	—	—	(62,146)	1,091	(61,055)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(12,643)	(12,643)
Noncontrolling interests in consolidated affiliates redemption of unit equivalents	—	—	—	(28,403)	(28,403)
Balance, December 31, 2020	$15,454	$1,529,948	($71,345)	$388,588	$1,862,645
See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
As of December 31,
(Dollars in thousands)

	2020	2019	2018
OPERATING ACTIVITIES
Net income	$29,784	$67,678	$117,330
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	164,996	128,235	144,121
Non-cash cost of land and improved development	30,368	12,565	23,553
Stock-based incentive compensation expense	8,026	6,904	6,428
Deferred income taxes	7,541	11,314	22,832
Amortization of losses from pension and postretirement plans	869	449	675
Timber write-offs due to casualty events	15,203	—	—
Gain on sale of large disposition of timberlands	(28,655)	—	—
Other	(11,100)	(4,999)	(2,613)
Changes in operating assets and liabilities, net of effects of merger with Pope Resources:
Receivables	(15,378)	(849)	765
Inventories	(1,448)	1,224	1,773
Accounts payable	5,668	(1,554)	(4,626)
All other operating activities	(1,700)	(6,714)	(142)
CASH PROVIDED BY OPERATING ACTIVITIES	204,174	214,253	310,096
INVESTING ACTIVITIES
Capital expenditures	(66,500)	(63,996)	(62,325)
Real estate development investments	(6,462)	(6,803)	(9,501)
Purchase of timberlands	(24,695)	(142,287)	(57,608)
Net proceeds from large disposition of timberlands	115,666	—	—
Cash consideration for merger with Pope Resources, net of cash acquired	(231,068)	—	—
Other	(584)	(6,304)	(3,421)
CASH USED FOR INVESTING ACTIVITIES	(213,643)	(219,390)	(132,855)
FINANCING ACTIVITIES
Issuance of debt	320,000	82,000	1,014
Repayment of debt	(152,000)	—	(54,416)
Distributions on units	(149,944)	(141,071)	(136,772)
Proceeds from the issuance of units under incentive stock plan	1,368	1,260	8,591
Repurchase of units to pay withholding taxes on vested incentive stock awards	(1,605)	(4,250)	(2,984)
Debt issuance costs	(2,483)	(132)	—
Proceeds from the issuance of units under the “at-the-market” (ATM) equity offering program, net of commissions and offering costs	32,574	—	—
Repurchase of units made under repurchase program	(3,152)	(8,430)	—
Proceeds from shareholder distribution hedge	—	135	2,025
Noncontrolling interests in consolidated affiliates redemption of shares	(5,113)	—	—
Distributions to noncontrolling interests in consolidated affiliates	(12,643)	(9,161)	(11,172)
CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES	27,002	(79,649)	(193,714)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(19)	(1,700)	571
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	17,514	(86,486)	(15,902)
Balance, beginning of year	69,968	156,454	172,356
Balance, end of period	$87,482	$69,968	$156,454

See Notes to Consolidated Financial Statements.

	2020	2019	2018
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest (a)	$40,895	$32,782	$33,120
Income taxes	816	1,691	2,150
Non-cash investing activity:
Capital assets purchased on account	$3,205	$3,568	$2,001
Non-cash financing activity:
Unit consideration for merger with Pope Resources	$172,640	—	—
Redeemable Operating Partnership Unit consideration for merger with Pope Resources	106,752	—	—
Noncontrolling interests in consolidated affiliates redemption of shares (b)	23,290	—	—

(a)Interest paid is presented net of patronage payments received of $4.7 million, $4.0 million and $4.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. For additional information on patronage payments, see Note 8 — Debt.
(b)Represents a capital distribution made by the New Zealand subsidiary in order to redeem certain equity interests, resulting in the recording of a noncontrolling interest share redemption of $5.1 million and a loan payable by the New Zealand subsidiary in the amount of $23.3 million. See Note 6 - Noncontrolling Interests and Note 8 - Debt for further information.

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands unless otherwise stated)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
    Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Rayonier Inc.'s Consolidated Financial Statements include the Operating Partnership, wholly-owned subsidiaries and entities in which the Company has a controlling interest. Rayonier, L.P.'s Consolidated Financial Statements include wholly-owned subsidiaries and entities in which the Operating Partnership has a controlling interest. For additional information regarding our consolidated entities with a noncontrolling interest component, see Note 6 - Noncontrolling Interests for additional information. All intercompany balances and transactions are eliminated.
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
On May 8, 2020, Rayonier, L.P. acquired Pope Resources and became the general partner of Pope Resources. The acquisition occurred pursuant to a series of mergers (the “Mergers”) provided for in Agreement and Plan of Merger, dated as of January 14, 2020, as amended by Amendment No. 1, dated as of April 1, 2020 (as amended, the “Merger Agreement”), by and among Rayonier Inc., Rayonier, L.P., Rayonier Operating Company LLC, Rayonier Operating Company Holdings, LLC, Pacific GP Merger Sub I, LLC, Pacific GP Merger Sub II, LLC, Pacific LP Merger Sub III, LLC, Pope Resources, Pope EGP, Inc. and Pope MGP, Inc. As of December 31, 2020, the Company owned a 96.9% interest in the Operating Partnership, with the remaining 3.1% interest owned by limited partners of the Operating Partnership. As the sole general partner of the Operating Partnership, Rayonier Inc. has exclusive control of the day-to-day management of the Operating Partnership.
The Contribution was accounted for as a change in reporting entity between entities under common control in accordance with ASC 250-10-45-21. A change in reporting entity requires retrospective application for all periods as if the Contribution had been in effect since inception of common control. As a result, the consolidated financial statements and notes thereto for Rayonier, L.P. in this combined report have been prepared as if the change in reporting entity occurred on January 1, 2018.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
The effect of the change in reporting entity on Rayonier, L.P.’s operating income, net income attributable to Rayonier, L.P. and per unit amounts for the twelve months ended December 31, 2020, 2019, and 2018 are presented below (in thousands, except per unit amounts):

	Year Ended December 31,
	2020	2019	2018

Operating income	—	—	—
Net income attributable to Rayonier, L.P. (a)	($14,384)	($14,384)	($14,384)
Basic earnings per unit attributable to Rayonier, L.P.	($0.11)	($0.11)	($0.11)
Diluted earnings per unit attributable to Rayonier, L.P.	($0.11)	($0.11)	($0.11)

(a) The effect of the change in net income attributable to Rayonier, L.P. is due to the interest expense and guarantee fees associated with the 2022 Notes.

MERGER WITH POPE RESOURCES
On May 8, 2020, we completed the acquisition of Pope Resources. Therefore, Pope Resources’ balance sheet and results of operations are included in our consolidated financial statements from and after the date of acquisition. See Note 2 - Merger with Pope Resources, Note 8 - Debt, and Note 21 - Charges for Integration and Restructuring for further information pertaining to the merger.
As a result of the Mergers, we have revised our reportable business segments, adding one additional segment, Timber Funds. Please see Note 7 - Segment and Geographical information for more information about our revised business segments.
RECLASSIFICATIONS
    Effective April 1, 2020, we changed the composition of our Rural and Timberland & Non-Strategic Real Estate sales categories to better align with the way management internally evaluates real estate sales. The Rural category now includes all real estate sales (excluding development sales) representing a demonstrable premium above timberland value. The Timberland & Non-Strategic category now includes all real estate sales representing little to no premium to timberland value. This category consists primarily of sales of property that management views as non-strategic to our long-term portfolio as well as sales of property for capital allocation purposes that do not fit the definition of a Large Disposition. All prior period amounts have been reclassified to reflect the new composition of these two sales categories. The Improved Development, Unimproved Development and Large Disposition categories remain unchanged, and this reclassification had no impact on overall segment results. See Note 3 - Revenue.
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
ACCOUNTS RECEIVABLE
    Accounts receivable are primarily amounts due to us for the sale of timber and are presented net of an allowance for doubtful accounts.
INVENTORY
    HBU real estate properties that are expected to be sold within one year are included in inventory at the lower of cost or net realizable value. HBU properties that are expected to be sold after one year are included in a separate balance sheet line entitled “Higher and Better Use Timberlands and Real Estate Development Investments.” See below for additional information.
    Inventory also includes logs available to be sold by the Trading segment. Log inventory is recorded at the lower of cost or net realizable value and expensed to cost of sales when sold to third-party buyers. See Note 22 — Inventory for additional information.
PREPAID LOGGING ROADS
    Costs for roads built in the Pacific Northwest and New Zealand to access particular tracts to be harvested in the upcoming 24 months to 60 months are recorded as prepaid logging roads. We charge such costs to expense as timber is harvested using an amortization rate determined annually as the total cost of prepaid roads divided by the estimated tons of timber to be accessed by those roads. The prepaid balance is classified as short-term or long-term based on the upcoming harvest schedule. See Note 24 — Other Assets for additional information.
PATRONAGE DIVIDENDS
As a requirement of the Farm Credit Act, borrowers in the Farm Credit System are required to purchase equity in Farm Credit lenders. The equity balance primarily represents shares of Class A common stock in CoBank valued at $100 par value. CoBank equity purchases continue annually until a balance equal to 8% of our 10-year historical average loan balance at CoBank is obtained. Initially, a minimal equity purchase was made in cash upon receiving the loan proceeds. Subsequently, equity purchases are made annually through patronage dividends, of which approximately 75% is cash and 25% is equity. The stock has no cash value until retired. As our loans are paid in full, the stock is generally retired over a 10-year loan base period beginning in the year following loan payoff.
Estimated cash and equity dividends are recognized as an offset to interest expense in the period earned. These estimates are calculated by applying the weighted average debt balance with each participating lender to a historical dividend rate. Changes in assumptions, as well as changes in actual experience, could cause the estimates to change. See Note 8 — Debt and Note 24 — Other Assets for additional information.
DEFERRED FINANCING COSTS
    Deferred financing costs related to revolving debt are capitalized and amortized to interest expense over the term of the revolving debt using a method that approximates the effective interest method. See Note 24 — Other Assets for additional information on deferred financing costs related to revolving debt. See Note 8 — Debt for additional information on deferred financing costs related to term debt.
CAPITALIZED SOFTWARE COSTS
Software costs are capitalized and amortized over a period not exceeding five years using the straight-line method.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
TIMBER AND TIMBERLANDS
    Timber is stated at the lower of cost or net realizable value. Costs relating to acquiring, planting and growing timber including real estate taxes, site preparation and direct support costs relating to facilities, vehicles and supplies, are capitalized. A portion of timberland lease payments are capitalized based on the proportion of acres with merchantable timber volume remaining to be harvested under the lease term and the residual portion of the lease payments are expensed as incurred. Payroll costs are capitalized for time spent on timber growing activities, while interest or any other intangible costs are not capitalized. An annual depletion rate is established for each particular region by dividing merchantable inventory cost by standing merchantable inventory volume, which is estimated annually. We charge accumulated costs attributed to merchantable timber to depletion expense (cost of sales) at the time the timber is harvested or when the underlying timberland is sold.
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
HBU timberland and real estate development investments expected to be sold within twelve months are recorded as inventory. See Note 9 — Higher and Better Use Timberlands and Real Estate Development Investments for additional information.
REAL ESTATE DEVELOPMENT INVESTMENTS
Real estate development investments include capitalized costs for targeted infrastructure improvements, such as roadways and utilities. The capitalization period relating to real estate development investments is the period in which activities necessary to ready a property for its intended use are in progress. The period begins when such activities commence, typically when we begin the site work for land already owned, and ends when the improvement is substantially complete and ready for its intended use. Determination of when construction of a project is substantially complete and ready for its intended use is subjective and requires business judgement. As such, we determine when the capitalization period begins and ends through communication with project and other managers responsible for the tracking and oversight of individual projects.
We capitalize costs directly associated with development and construction of identified real estate projects, such as infrastructure, roadways, utilities, amenities and/or other improvements designed to enhance marketability and create parcels, pads and/or lots for sale. We capitalize interest based on the amount of underlying expenditures on real estate projects under development.
IMPAIRMENT OF HBU TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS
We review our higher and better use timberlands and real estate development investments for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.
Impairment indicators for each development project are assessed separately and include, but are not limited to, significant decreases in sales pace or average selling prices, significant increases in expected land development and construction costs, and projected losses on expected future sales. Development projects have extended life cycles that may last 20 to 40 years, or longer, and have few long-term contractual cash flows. Development periods often occur through several economic cycles. Subjective factors such as the expected timing of property development and sales, optimal development density and sales strategy impact the timing and amount of expected future cash flows and fair value.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
An impairment loss is recognized if the carrying amount of an asset is not recoverable and exceeds its fair value. The evaluation of anticipated cash flows is highly subjective and is based in part on assumptions regarding future economic conditions, such as construction costs and sales values that could differ materially from actual results in future periods. If impairment indicators exist and it is expected that undiscounted cash flows generated by the asset are less than its carrying amount less costs to sell, an impairment provision is recorded to write-down the carrying amount of the asset to its fair value.
PROPERTY, PLANT, EQUIPMENT AND DEPRECIATION
    Property, plant and equipment additions are recorded at cost, including applicable freight, interest, construction and installation costs. We generally depreciate our assets, including office and transportation equipment, using the straight-line depreciation method over 3 to 25 years. Buildings and land improvements are depreciated using the straight-line method over 15 to 35 years and 5 to 30 years, respectively.
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
LEASES
    At inception, we determine if an arrangement is a lease and whether that lease meets the classification criteria of a finance or operating lease. Operating leases are included in right-of-use (“ROU”) assets, other current liabilities, and long-term lease liability in the Consolidated Balance Sheets. The income generated from our commercial and residential leases in Port Gamble are accounted for in accordance with Topic 842. We recognize the total minimum lease payments provided for under the leases on a straight-line basis over the lease term.
    ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. To estimate the incremental borrowing rate, we derive the rate by applying a spread over U.S. Treasury rates with similar durations to our lease payments. Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
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
INVESTMENTS
     Investments are carried at fair value based on quoted prices in their active market with both the realized and unrealized gains and losses as well as interest and dividends reported in “Interest and other miscellaneous income, net.” Investments at December 31, 2019 consisted of marketable equity securities and none were held at December 31, 2020.

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
ENVIRONMENTAL REMEDIATION LIABILITIES
Environmental remediation liabilities have been evaluated using a combination of methods. The liability is estimated based on amounts included in construction contracts and estimates for construction contingencies, project management, and other professional fees. See Note 13 - Environmental and Natural Resource Damages Liabilities for more information.
GOODWILL
    Goodwill represents the excess of the acquisition cost of the New Zealand Timber segment over the fair value of the net assets acquired. Goodwill is not amortized, but is periodically reviewed for impairment. An impairment test for this reporting unit’s goodwill is performed annually and whenever events or circumstances indicate that the value of goodwill may be impaired. We compare the fair value of the New Zealand Timber segment, using an independent valuation for the New Zealand forest assets, to its carrying value including goodwill. The independent valuation of the New Zealand forest assets is based on discounted cash flow models where the fair value is calculated using cash flows from sustainable forest management plans. The fair value of the forest assets is measured as the present value of cash flows from one growth cycle based on the productive forest land, taking into consideration environmental, operational, and market restrictions. These cash flow valuations involve a number of estimates that require broad assumptions and significant judgment regarding future performance. The annual impairment test was performed as of October 1, 2020; the estimated fair value of the New Zealand Timber segment exceeded its carrying value and no impairment was recorded. Except for changes in the New Zealand foreign exchange rate, there have been no adjustments to the carrying value of goodwill since the initial recognition. See Note 24 — Other Assets for additional information.
FOREIGN CURRENCY TRANSLATION AND REMEASUREMENT
    The functional currency of our New Zealand-based operations is the New Zealand dollar. All assets and liabilities are translated into U.S. dollars at the exchange rate in effect at the respective balance sheet dates. Translation gains and losses are recorded as a separate component of Accumulated Other Comprehensive Income (“AOCI”), within Shareholders’ Equity.
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
REDEEMABLE OPERATING PARTNERSHIP UNITS
Limited partners holding Redeemable Operating Partnership Units have the right to put any and all of the units to the Operating Partnership in exchange for Rayonier registered common shares, on a one-for-one basis, or cash, at Rayonier’s option. Consequently, these Redeemable Operating Partnership Units are classified outside of permanent partners’ capital in the Operating Partnership's accompanying balance sheets and the related

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
noncontrolling interest is classified outside of permanent equity in the accompanying balance sheets of Rayonier. The recorded value of the Redeemable Operating Partnership Units is based on the higher of 1) initial carrying amount, increased or decreased for its share of net income or loss, other comprehensive income or loss, and dividend or 2) redemption value as measured by the closing price of Rayonier common stock on the balance sheet date multiplied by the total number of Redeemable Operating Partnership Units outstanding.
RELATED PARTY
We follow ASC 850, Related Party Disclosure, for the identification of related parties and disclosure of related party transactions. A party is considered to be related to us if the party, directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with us. Related parties also include principal owners, management and directors, as well as members of their immediate families or any other parties with which we may deal if one party to a transaction controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.
Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated. See Note 28 – Related Party.
BUSINESS COMBINATION
We account for business combinations using the acquisition method of accounting, under which all assets acquired and liabilities assumed, including amounts attributable to noncontrolling interest, are recorded at their respective fair values as of the acquisition date. The excess of the purchase price over the fair value of identifiable assets and liabilities is recorded as goodwill. The preliminary allocation of purchase price in a business combination uses significant assumptions and estimates. Critical estimates include, but are not limited to, future expected cash flows, including revenues and expenses, and applicable discount rates. While we believe our estimates and assumptions to be reasonable, they are subject to change as we obtain additional information related to those estimates during the applicable measurement periods (up to one year from the acquisition date).

If the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, we are required to record preliminary values in the financial statements for the items for which the accounting is incomplete. Adjustments to the preliminary recorded values, which are identified during the measurement period, are recognized in the reporting period in which the adjustments are determined. This includes any effect on earnings of changes in depletion, depreciation or amortization, or other income effects as a result of the change to the recorded values, calculated as if the accounting had been completed at the acquisition date. During the measurement period, we are also required to recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period ends the sooner of one year from the acquisition date or when we receive the information we were seeking about facts and circumstances that existed as of the acquisition date or learn that more information is not obtainable. See Note 2 – Merger with Pope Resources
REVENUE RECOGNITION
    We recognize revenues when control of promised goods or services (“performance obligations”) is transferred to customers, in an amount that reflects the consideration expected in exchange for those goods or services (“transaction price”). We generally satisfy performance obligations within a year of entering into a contract and therefore have applied the disclosure exemption found under ASC 606-10-50-14. Unsatisfied performance obligations as of December 31, 2020 are primarily due to advances on stumpage contracts and unearned hunt license revenue. These performance obligations are expected to be satisfied within the next twelve months. We generally collect payment within a year of satisfying performance obligations and therefore have elected not to adjust revenues for a financing component.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
TIMBER SALES
    Revenue from the sale of timber is recognized when control passes to the buyer. We utilize two primary methods or sales channels for the sale of timber – a stumpage/standing timber model and a delivered log model. The sales method we employ depends upon local market conditions and which method management believes will provide the best overall margins.
    Under the stumpage model, standing timber is sold primarily under pay-as-cut contracts, with a specified duration (typically one year or less) and fixed prices, whereby revenue is recognized as timber is severed and the sales volume is determined. We also sell stumpage under lump-sum contracts for specified parcels where we receive cash for the full agreed value of the timber prior to harvest and control passes to the buyer upon signing the contract. We retain interest in the land, slash products and the use of the land for recreational and other purposes. Any uncut timber remaining at the end of the contract period reverts to us. Revenue is recognized for lump-sum timber sales when payment is received, the contract is signed and control passes to the buyer. A third type of stumpage sale we utilize is an agreed-volume sale, whereby revenue is recognized using the output method, as periodic physical observations are made of the percentage of acreage harvested.
    Under the delivered log model, we hire third-party loggers and haulers to harvest timber and deliver it to a buyer. Sales of domestic logs generally do not require an initial payment and are made to third-party customers on open credit terms. Sales of export logs generally require a letter of credit from an approved bank. Revenue is recognized when the logs are delivered and control has passed to the buyer. For domestic log sales, control is considered passed to the buyer as the logs are delivered to the customer’s facility. For export log sales (primarily in New Zealand), control is considered passed to the buyer upon delivery onto the export vessel.
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
NON-TIMBER SALES
    Non-timber sales are primarily comprised of hunting and recreational licenses, carbon credits and other auxiliary income. Hunting and recreational license sales and any related costs are recognized ratably over the term of the agreement and included in “Sales” and “Cost of sales,” respectively. Payment is generally due upon contract execution. The New Zealand Emissions Trading Scheme (“NZ ETS”) incentivizes the lowering of greenhouse gas emissions by providing carbon credits to certain organizations that lower carbon emission. Our New Zealand segment regularly sells carbon credits and recognizes income as they are sold to other carbon emitting entities.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
LOG TRADING
    Log trading revenue is generally recognized when procured logs are delivered to the buyer and control has passed. For domestic log trading, control is considered passed to the buyer as the logs are delivered to the customer’s facility. For export log trading, control is considered passed to the buyer upon delivery onto the export vessel. The Trading segment also includes sales from log agency contracts, whereby we act as an agent managing export services on behalf of third parties. Revenue for log agency fees are recognized net of related costs.
REAL ESTATE
    We recognize revenue on sales of real estate generally at the point in time when cash has been received, the sale has closed and control has passed to the buyer. A deposit of 5% is generally required at the time a purchase and sale agreement is executed, with the balance due at closing. On sales of development real estate containing future performance obligations, revenue is recognized using the cost input method based on development costs incurred to date relative to the total development costs allocated to the contract with the customer. The aggregate amount of the transaction price allocated to unsatisfied obligations is recorded and presented in “Deferred revenue” in the Consolidated Balance Sheets.
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
    Cost of sales associated with real estate sold includes the cost of the land, the cost of any timber on the property that was conveyed to the buyer, any real estate development costs and any closing costs including sales commissions that may be borne by us. We expense closing costs, including sales commissions, when incurred for all real estate sales with future performance obligations expected to be satisfied within one year.
When developed residential or commercial land is sold, the cost of sales includes actual costs incurred and estimates of future development costs benefiting the property sold through completion. Costs are allocated to each sold acre or lot based upon the relative sales value of each acre or lot as compared to the estimated sales value of the total project. For purposes of allocating development costs, estimates are reevaluated at least annually and more frequently if warranted by market conditions, changes in the project’s scope or other factors, with any adjustments being allocated prospectively to the remaining units available for sale.
EMPLOYEE BENEFIT PLANS
    The determination of expense and funding requirements for our defined benefit pension plan, its unfunded excess pension plan and its postretirement life insurance plan are largely based on a number of actuarial assumptions. The key assumptions include discount rate, return on assets, mortality rates and longevity of employees. See Note 18 — Employee Benefit Plans for assumptions used to determine benefit obligations, and the net periodic benefit cost for the year ended December 31, 2020.
    Periodic pension and other postretirement expense is included in “Cost of sales,” “Selling and general expenses” and “Interest and other miscellaneous income, net” in the Consolidated Statements of Income and Comprehensive Income. The service cost component of net periodic benefit cost is included in “Cost of sales” and “Selling and general expenses” while the other components of net periodic benefit cost (interest cost, expected return on plan assets and amortization of losses or gains) are presented outside of income from operations in “Interest and other miscellaneous income, net.” At December 31, 2020 and 2019, our pension plans were in a net liability position (underfunded) of $21.6 million and $23.8 million, respectively. The estimated amount to be paid in the next 12 months is recorded in “Accrued payroll and benefits” on the Consolidated Balance Sheets, with the remainder recorded as a long-term liability in “Pension and Other Postretirement Benefits.” Changes in the funded status of our plans are recorded through other comprehensive (loss) income in the year in which the changes occur. We measure plan assets and benefit obligations as of the fiscal year-end. See Note 18 — Employee Benefit Plans for additional information.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
INCOME TAXES
    We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, operating loss carryforwards and tax credit carryforwards. Deferred tax assets and liabilities are measured pursuant to tax laws using rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. We recognize the effect of a change in income tax rates on deferred tax assets and liabilities in the Consolidated Statements of Income and Comprehensive Income in the period that includes the enactment date of the rate change. We record a valuation allowance to reduce the carrying amounts of deferred tax assets if it is more-likely-than-not that such deferred tax assets will not be realized.
    In determining the provision for income taxes, we compute an annual effective income tax rate based on annual income by legal entity, permanent differences between book and tax, and statutory income tax rates by jurisdiction. Inherent in the effective tax rate is an assessment of the ultimate outcome of current period uncertain tax positions. We adjust our annual effective tax rate as additional information on outcomes or events becomes available. Discrete items such as taxing authority examination findings or legislative changes are recognized in the period in which they occur.
    Our income tax returns are subject to audit by U.S. federal, state and foreign taxing authorities. In evaluating the tax benefits associated with various tax filing positions, we record a tax benefit for an uncertain tax position if it is more-likely-than-not to be realized upon ultimate settlement of the issue. We record a liability for an uncertain tax position that does not meet this criterion. We adjust our liabilities for uncertain tax benefits in the period in which it is determined the issue is settled with the taxing authorities, the statute of limitations expires for the relevant taxing authority to examine the tax position or when new facts or information become available. See Note 11 — Income Taxes for additional information.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
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
We adopted Accounting Standards Update (“ASU”) No 2018-14, Compensation - Retirement Benefits - Defined Benefits Plans - General (Subtopic 715-20) on October 1, 2020, with no material impact on the consolidated financial statements.
We adopted Accounting Standards Update (“ASU”) No 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes on October 1, 2020, with no material impact on the consolidated financial statements.
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

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
SUBSEQUENT EVENTS
We have evaluated events occurring from December 31, 2020 to the date of issuance of these Consolidated Financial Statements for potential recognition or disclosure in the consolidated financial statements. No events were identified that warranted recognition or disclosure.

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
Upon consummation of the merger, all outstanding Pope Resources restricted units were converted into equivalent equity awards with respect to Rayonier common shares. Pope Resources directors and some executive employees of Pope Resources held restricted Pope Resources units that were subject to accelerated vesting in connection with the merger. Since a portion of these Pope Resources units relate to services rendered to Pope Resources prior to the merger, a portion of the replacement Rayonier restricted stock awards’ fair value is included in the consideration transferred. See additional details about the replacement restricted stock awards in Note 19 — Incentive Stock Plans.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
The following table summarizes the total consideration transferred by Rayonier in the merger (dollars in thousands, except per share and per unit data):

Cash consideration:
Pope Resources units outstanding as of May 8, 2020	4,366,636
Less: Pope Resources units held by us	(114,400)
Units outstanding, net	4,252,236
Cash consideration (per Pope Resources unit)	$37.50
Cash consideration for elections		$159,463
General partner interest		10,000
Repayment of Pope Resources debt		65,943
Prepayment penalty and accrued interest on Pope Resources’ debt		2,275
Closing costs paid on behalf of Pope Resources		9,637
Cash consideration transferred		$247,318

Equity consideration:
Rayonier common shares issued	7,181,071
Rayonier share price (a)	$24.01
Equity consideration for elections		$172,418
Pope Resources replacement awards (b)(c)		222
Equity consideration transferred		$172,640

Redeemable Operating Partnership Unit consideration:
Redeemable Operating Partnership Units issued	4,446,153
Rayonier share price (a)	$24.01
Redeemable Operating Partnership Unit consideration transferred		$106,752

Fair value of Pope Resources units held by us (d)		$11,211

Total consideration		$537,921

(a)The closing price of Rayonier common stock on the NYSE on May 7, 2020.
(b)See Note 19 — Incentive Stock Plans for additional details.
(c)Represents the fair value of Rayonier replacement restricted stock awards for restricted Pope Resources units held by employees that relate to pre-merger services rendered to Pope Resources.
(d)Based on the closing price of Pope Resources units on the NASDAQ on May 7, 2020.

The following table contains the amounts of cash transferred in the merger and net cash consideration shown in the Consolidated Statements of Cash Flows for the year ended December 31, 2020:

December 31, 2020
Cash consideration transferred	$247,318
Less: Cash assumed in merger	(16,250)
Net cash consideration shown in the Consolidated Statements of Cash Flows	$231,068
We recognized approximately $17.2 million of merger-related costs that were expensed during the year ended December 31, 2020. See Note 21 — Charges for Integration and Restructuring for descriptions of the components of merger-related costs.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
The acquisition of Pope Resources has been accounted for as a business combination under ASC 805, Business Combinations, (“ASC 805”). Under ASC 805, assets acquired and liabilities assumed in a business combination must be recorded at their fair value as of the acquisition date. Recorded fair valuation of assets acquired and liabilities assumed related to the acquisition of Pope Resources is preliminary and will be completed as soon as practicable, but no later than one year after the consummation of the transaction. Pursuant to ASC 805, the financial statements will not be retrospectively adjusted for any changes to the recorded values that occur in subsequent periods. Rather, we will recognize any changes to the recorded values during the reporting period in which the adjustments are determined. We will also be required to record, in the same period's financial statements, the effect on earnings of changes in depletion, depreciation, amortization, or other income effects, if any, as a result of changes to recorded values, calculated as if the accounting had been completed at the acquisition date.
Our consolidated financial statements as of and for the year ended December 31, 2020, include results of operations for Pope Resources from May 8, 2020 through December 31, 2020.
As a result of refinements to timberlands and property, plant and equipment preliminary recorded values, we recognized the following changes in depletion and depreciation in the fourth quarter of 2020:

	Three months ended December 31, 2020
	Pacific Northwest Timber	Real Estate	Timber Funds	Corporate	Total
Depletion	$2,412	—	($1,000)	—	$1,412
Depreciation	—	506	—	41	547
Total	$2,412	$506	($1,000)	$41	$1,959
The preliminary estimate of fair value required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and the applicable discount rates. These estimates were based on assumptions that we believe to be reasonable; however, actual results may differ from these estimates. The assessment of fair value is preliminary and is based on information that was available to management at the time the consolidated financial statements were prepared. Those estimates and assumptions are subject to change as we obtain additional information related to those estimates during the applicable measurement periods (up to one year from the acquisition date). The most significant open items necessary to complete are related to timberlands, real property, higher and better use timberlands and real estate development investments, environmental liabilities and tax related matters.
The preliminary fair value estimates were generally based on significant inputs that are not observable in the market and thus represent Level 3 measurements as defined in ASC 820, Fair Value Measurement, (“ASC 820”) with the exception of certain long-term debt instruments assumed in the merger that can be valued using observable market inputs and are therefore Level 2 measurements. See Note 17 — Fair Value Measurements for further information on the fair value hierarchy.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
The following summarizes the fair value methodology utilized in our preliminary fair value estimates for significant assets and liabilities:
Income Approach — Estimates fair value for an asset based on the present value of cash flow projected to be generated by the asset. Projected cash flows are discounted at rates of return that reflect the relative risk of achieving the cash flows and the time value of money. This approach was primarily used to value acquired timberlands in our Pacific Northwest segment.
Cost Approach — Estimates value by determining the current cost of replacing an asset with another of equivalent economic utility. This approach was primarily used for property and equipment and timberlands in our Timber Funds segment.
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
The preliminary allocation of purchase price to the identifiable assets acquired and liabilities assumed was based on preliminary estimates of fair value as of May 8, 2020, and is as follows (in thousands):

	Core Timberlands	Timber Funds	Total
Timberland and Real Estate Business
Cash	$7,380	$8,870	$16,250
Accounts receivable	2,459	1,788	4,247
Other current assets	703	260	963
Timber and Timberlands	514,103	432,500	946,603
Higher and Better Use Timberlands and Real Estate Development Investments	26,510	—	26,510
Property, plant and equipment	11,616	—	11,616
Other assets	4,403	—	4,403
Total identifiable assets acquired	$567,174	$443,418	$1,010,592

Accounts payable	274	293	567
Current maturities of long-term debt	—	25,084	25,084
Accrued interest	244	275	519
Other current liabilities	9,038	2,080	11,118
Long-term debt	53,502	35,759	89,261
Long-term environmental and natural resource damage liabilities	10,748	—	10,748
Other non-current liabilities (a)	2,009	—	2,009
Total liabilities assumed	$75,815	$63,491	$139,306

Net identifiable assets	$491,359	$379,927	$871,286
Less: noncontrolling interest	(3,379)	(329,986)	(333,365)
Total net assets acquired	$487,980	$49,941	$537,921

(a)Other non-current liabilities includes a $2.0 million deferred income tax liability resulting from the preliminary fair value adjustment to Pope Resources’ assets and liabilities.

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
In September 2020, fires in Oregon burned approximately 6,700 acres of land owned by ORM Timber Fund II, which we manage and in which we hold a 20% ownership interest, and approximately 400 acres of land owned by ORM Timber Fund IV, which we manage and in which we hold a 15% ownership interest. As a result, we wrote off $8.8 million and $0.4 million of non-salvageable timber basis in Timber Fund II and Timber Fund IV, of which $1.8 million and $0.1 million was attributable to Rayonier, respectively. The amounts of these write-offs are based on preliminary fair value estimates of the underlying basis in the respective Funds’ timberlands and are subject to adjustments, which could be material. As a result of refinements to the preliminary purchase allocation, value of timber write-offs from the Oregon fires increased by an inconsequential amount. Once the purchase price allocation is finalized, the amounts of the write-offs may change.

The amount of revenue of Pope Resources included in our Consolidated Statements of Income and Comprehensive Income from the date of the merger to December 31, 2020 is approximately $50.8 million. The net income effect resulting from the merger with Pope Resources for the year ended December 31, 2020 is impracticable to determine, as we immediately integrated Pope Resources into our ongoing operations.

Pursuant to ASC 805, unaudited supplemental pro forma results of operations for the years ended December 31, 2020 and 2019, assuming the acquisition had occurred as of January 1, 2019, are presented below (in thousands, except per share and unit amounts):

	2020	2019
Sales	$890,400	$821,500

Net income (loss) attributable to Rayonier Inc.	$36,819	$26,927
Basic earnings (loss) per share attributable to Rayonier Inc.	$0.27	$0.20
Diluted earnings (loss) per share attributable to Rayonier Inc.	$0.27	$0.20

Net income (loss) attributable to Rayonier, L.P.	$38,032	$27,804
Basic earnings (loss) per unit attributable to Rayonier, L.P.	$0.27	$0.20
Diluted earnings (loss) per unit attributable to Rayonier, L.P.	$0.27	$0.20
The unaudited pro forma results include certain pro forma adjustments to net earnings that were directly attributable to the acquisition, assuming the acquisition had occurred on January 1, 2019, including the following:

•additional depletion expense that would have been recognized relating to the basis increase in the acquired Timber and Timberlands;
•adjustment to interest expense to reflect the removal of Pope Resources debt and the additional borrowings we incurred in conjunction with the acquisition; and
•a reduction in expenses for year ended December 31, 2020 of $32.4 million for acquisition-related transaction costs.
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
NEW REAL ESTATE SALES CATEGORY

Effective September 2020, we added a new Real Estate sales category, “Conservation Easement,” in which we sell the development rights on a property but withhold the rights to grow and harvest timber.
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
    The following table summarizes revenue recognized during the years ended December 31, 2020 and 2019 that was included in the contract liability balance at the beginning of each year:

	Year Ended December 31,
	2020	2019
Revenue recognized from contract liability balance at the beginning of the year (a)	$10,857	$10,039

(a)    Revenue recognized was primarily from hunting licenses and the use of advances on pay-as-cut timber sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
    The following tables present our revenue from contracts with customers disaggregated by product type for the years ended December 31, 2020, 2019 and 2018:

Year Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Elim.	Total
December 31, 2020
Pulpwood	$94,108	$10,581	$27,558	$784	—	$10,260	—	$143,291
Sawtimber	73,683	106,051	166,935	25,195	—	77,314	—	449,178
Hardwood	2,430	—	—	—	—	—	—	2,430
Total Timber Sales	170,221	116,632	194,493	25,979	—	87,574	—	594,899
License Revenue, Primarily From Hunting	17,765	843	307	17	—	—	—	18,932
Other Non-Timber/Carbon Revenue	3,845	3,334	7,515	124	—	—	—	14,818
Agency Fee Income	—	—	—	—	—	1,160	—	1,160
Total Non-Timber Sales	21,610	4,177	7,822	141	—	1,160	—	34,910
Improved Development	—	—	—	—	14,498	—	—	14,498
Unimproved Development	—	—	—	—	8,426	—	—	8,426
Rural	—	—	—	—	67,152	—	—	67,152
Timberland & Non-Strategic	—	—	—	—	19,255	—	—	19,255
Conservation Easement	—	—	—	—	3,099	—	—	3,099
Deferred Revenue/Other (b)	—	—	—	—	283	—	—	283
Large Dispositions	—	—	—	—	116,027	—	—	116,027
Total Real Estate Sales	—	—	—	—	228,740	—	—	228,740
Revenue from Contracts with Customers	191,831	120,809	202,315	26,120	228,740	88,734	—	858,549
Lease Revenue	—	—	—	—	605	—	—	605
Intersegment	—	—	—	3,437	—	239	(3,676)	—
Total Revenue	$191,831	$120,809	$202,315	$29,557	$229,345	$88,973	($3,676)	$859,154
December 31, 2019
Pulpwood	$86,537	$10,350	$32,925	—	—	$13,351	—	$143,163
Sawtimber	67,360	72,377	198,481	—	—	101,255	—	439,473
Hardwood	5,259	—	—	—	—	—	—	5,259
Total Timber Sales	159,156	82,727	231,406	—	—	114,606	—	587,895
License Revenue, Primarily from Hunting	18,270	717	361	—	—	—	—	19,348
Other Non-Timber/Carbon Revenue	16,685	1,970	10,094	—	—	—	—	28,749
Agency Fee Income	—	—	—	—	—	677	—	677
Total Non-Timber Sales	34,955	2,687	10,455	—	—	677	—	48,774
Improved Development	—	—	—	—	5,882	—	—	5,882
Unimproved Development	—	—	—	—	19,476	—	—	19,476
Rural (a)	—	—	—	—	47,647	—	—	47,647
Timberland & Non-Strategic (a)	—	—	—	—	1,338	—	—	1,338
Deferred Revenue/Other (b)	—	—	—	—	544	—	—	544
Total Real Estate Sales	—	—	—	—	74,887	—	—	74,887
Revenue from Contracts with Customers	194,111	85,414	241,861	—	74,887	115,283	—	711,556
Intersegment	—	—	—	—	—	155	(155)	—
Total Revenue	$194,111	$85,414	$241,861	—	$74,887	$115,438	($155)	$711,556
December 31, 2018
Pulpwood	$80,134	$14,305	$28,737	—	—	$13,771	—	$136,947
Sawtimber	60,295	92,166	213,206	—	—	134,299	—	499,966
Hardwood	3,433	—	—	—	—	—	—	3,433
Total Timber Sales	143,863	106,471	241,943	—	—	148,070	—	640,347
License Revenue, Primarily from Hunting	16,285	709	401	—	—	—	—	17,395
Other Non-Timber/Carbon Revenue	9,847	2,652	6,670	—	—	—	—	19,169
Agency Fee Income	—	—	—	—	—	652	—	652
Total Non-Timber Sales	26,132	3,361	7,071	—	—	652	—	37,216
Improved Development	—	—	—	—	8,336	—	—	8,336
Unimproved Development	—	—	—	—	8,621	—	—	8,621
Rural (a)	—	—	—	—	46,280	—	—	46,280
Timberland & Non-Strategic (a)	—	—	—	—	75,281	—	—	75,281
Deferred Revenue/Other (b)	—	—	—	—	57	—	—	57
Total Real Estate Sales	—	—	—	—	138,575	—	—	138,575
Revenue from Contracts with Customers	169,995	109,832	249,014	—	138,575	148,722	—	816,138
Intersegment	—	—	—	—	—	92	(92)	—
Total Revenue	$169,995	$109,832	$249,014	—	$138,575	$148,814	($92)	$816,138

(a)    The years ended December 31, 2019 and 2018 reflect the reclassification of certain real estate sales between the Rural and Timberland & Non-Strategic sales categories to better align with the way management internally evaluates real estate sales.
(b)    Includes deferred revenue adjustments and marketing fees related to Improved Development sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
The following tables present our timber sales disaggregated by contract type for the years ended December 31, 2020, 2019 and 2018:

Year Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Trading	Total
December 31, 2020
Stumpage Pay-as-Cut	$68,684	—	—	$1,731	—	$70,415
Stumpage Lump Sum	2,027	8,142	—	—	—	10,169
Total Stumpage	70,711	8,142	—	1,731	—	80,584

Delivered Wood (Domestic)	85,996	108,490	62,568	24,248	1,768	283,070
Delivered Wood (Export)	13,514	—	131,925	—	85,806	231,245
Total Delivered	99,510	108,490	194,493	24,248	87,574	514,315

Total Timber Sales	$170,221	$116,632	$194,493	$25,979	$87,574	$594,899

December 31, 2019
Stumpage Pay-as-Cut	$71,943	—	—	—	—	$71,943
Stumpage Lump Sum	7,428	2,749	—	—	—	10,177
Total Stumpage	79,371	2,749	—	—	—	82,120

Delivered Wood (Domestic)	71,054	79,978	80,974	—	5,488	237,494
Delivered Wood (Export)	8,731	—	150,432	—	109,118	268,281
Total Delivered	79,785	79,978	231,406	—	114,606	505,775

Total Timber Sales	$159,156	$82,727	$231,406	—	$114,606	$587,895

December 31, 2018
Stumpage Pay-as-Cut	$72,385	—	—	—	—	$72,385
Stumpage Lump Sum	4,988	11,854	—	—	—	16,842
Total Stumpage	77,373	11,854	—	—	—	89,227

Delivered Wood (Domestic)	60,931	94,617	90,631	—	6,141	252,320
Delivered Wood (Export)	5,559	—	151,312	—	141,929	298,800
Total Delivered	66,490	94,617	241,943	—	148,070	551,120

Total Timber Sales	$143,863	$106,471	$241,943	—	$148,070	$640,347

4.    TIMBERLAND ACQUISITIONS
In 2020, we acquired approximately 13,000 acres of U.S. timberland located in Alabama, Georgia, and Louisiana through three transactions for an aggregate value of $24.2 million. Approximately $24.1 million of these acquisitions were acquired using like-kind exchange proceeds while the remaining $0.1 million were funded from operating cash flow. Additionally, during 2020, we acquired approximately 2,000 acres of timberland (including approximately 2,000 acres of leased land) in New Zealand for approximately $0.5 million. These acquisitions were funded from operating cash flow.
In 2019, we acquired approximately 62,000 acres of U.S. timberland located in Florida, Georgia, Texas, and Washington through sixteen transactions for an aggregate value of $106.3 million. Approximately $29.8 million of these acquisitions were acquired using like-kind exchange proceeds while the remaining $76.5 million were funded from operating cash flow and the use of our revolving credit facility. Additionally, during 2019, we acquired approximately 9,000 acres of timberland (including approximately 2,000 acres of leased land) in New Zealand for approximately $36.0 million. These acquisitions were funded from operating cash flow.
See Note 8 - Debt for additional information on our revolving credit facility and the New Zealand subsidiary’s working capital facility.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

The following table summarizes the timberland acquisitions for the years ended December 31, 2020 and 2019:

	2020		2019
	Cost	Acres (a)	Cost	Acres
Alabama	$100	56	—	—
Florida	—	—	71,183	42,522
Georgia	18	20	13,395	10,271
Louisiana	24,123	12,558	—	—
Texas	—	—	14,349	6,643
Washington	—	—	7,340	2,260
New Zealand	454	2,378	36,020	9,223
Total Acquisitions	$24,695	15,012	$142,287	70,919

(a)Excludes acres and costs related to Pope Resources, for more information on assets and liabilities acquired see Note 2 - Merger with Pope Resources.
5.    LEASES
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
    As of December 31, 2020, the New Zealand subsidiary has two CFLs comprising 9,000 gross acres or 8,000 net plantable acres under termination notice that are being relinquished as harvest activities are concluded, as well as two fixed-term CFLs comprising 3,000 gross acres or 2,000 net plantable acres expiring in 2062. Additionally, the New Zealand subsidiary has two forestry rights comprising 32,000 gross acres or 8,000 net plantable acres under termination notice that are being relinquished as harvest activities are concluded.
OTHER NON-TIMBERLAND LEASES
    In addition to timberland holdings, we lease properties for certain office locations. Significant leased properties include a regional office in Lufkin, Texas; a Pacific Northwest Timber office in Hoquiam, Washington and a New Zealand Timber and Trading headquarters in Auckland, New Zealand.
LEASE MATURITIES, LEASE COST AND OTHER LEASE INFORMATION
    The following table details our undiscounted lease obligations as of December 31, 2020 by type of lease and year of expiration:

	Year of Expiration
Lease obligations	Total	2021	2022	2023	2024	2025	Thereafter
Operating lease liabilities	$196,279	$9,813	$8,842	$8,745	$8,681	$7,872	$152,326
Total Undiscounted Cash Flows	$196,279	$9,813	$8,842	$8,745	$8,681	$7,872	$152,326
Imputed interest	(87,257)
Balance at December 31, 2020	$109,022
Less: Current portion	(8,771)
Non-current portion at December 31, 2020	$100,251

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

    The following table details components of our lease cost for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
Lease Cost Components	2020	2019
Operating lease cost	$9,647	$10,870
Variable lease cost (a)	230	235
Total lease cost (b)	$9,877	$11,105

(a)    The majority of timberland leases are subject to increases or decreases based on either the Consumer Price Index, Producer Price Index or market rates.
(b)    Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for these leases are expensed on a straight line basis over the lease term. Short-term lease expense was not material for the year ended December 31, 2020.

The following table details components of our lease cost for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
Supplemental Cash Flow Information Related to Leases:	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,127	$2,567
Investing cash flows from operating leases	7,520	8,303
Total cash flows from operating leases	$9,647	$10,870

Weighted-average remaining lease term in years - operating leases	29	28
Weighted-average discount rate - operating leases	5%	5%

Lessor Lease Information
In the Mergers, we acquired income generating commercial and residential leases primarily concentrated in Port Gamble, Washington. Commercial and residential leases have non-lease components of taxes, insurance, and common area maintenance that we have elected not to separate under the ASC 842 practical expedient. Each of these are classified as operating leases. Buildings subject to operating leases had a preliminary cost of $3.5 million and accumulated depreciation of $0.2 million at December 31, 2020.
The following table details our lease income for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
Lease Income Components	2020	2019
Operating lease income	$605	—
Total lease income	$605	—

Future lease income as of December 31, 2020, based on payments due by period under the lease contracts, are presented in the following table:

		Year of Expiration
Lease assets	Total	2021	2022	2023	2024	2025	Thereafter
Operating lease Income	$574	$247	$150	$120	$57	—	—

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
We apply the following practical expedients as allowed under ASC 842:

Practical Expedient	Description
Short-term leases	We do not record right-of-use assets or liabilities for short-term leases (a lease that at commencement date has a lease term of 12 months or less and does not contain a purchase option that is reasonably certain to be exercised).
Separation of lease and non-lease components	We do not separate non-lease components from the associated lease components if they have the same timing and pattern of transfer and, if accounted for separately, would both be classified as an operating lease.

6.    NONCONTROLLING INTERESTS
NONCONTROLLING INTERESTS IN CONSOLIDATED AFFILIATES
Matariki Forestry Group
    We maintain a 77% controlling financial interest in Matariki Forestry Group (the “New Zealand subsidiary”), a joint venture that owns or leases approximately 417,000 legal acres of New Zealand timberland. Accordingly, we consolidate the New Zealand subsidiary’s balance sheet and results of operations. The portions of the consolidated financial position and results of operations attributable to the New Zealand subsidiary’s 23% noncontrolling interest are reflected as an adjustment to income in our Consolidated Statements of Income and Comprehensive Income under the caption “Net loss (income) attributable to noncontrolling interests in consolidated affiliates.” Rayonier New Zealand Limited (“RNZ”), a wholly-owned subsidiary, serves as the manager of the New Zealand subsidiary.
In September 2020, the New Zealand subsidiary made a capital distribution to its partners on a pro rata basis in order to redeem certain equity interests. A portion of this capital distribution was reinvested by the partners in shareholder loans to the New Zealand subsidiary. Our capital distribution and portion of the shareholder loan are eliminated in consolidation. The capital distribution to the minority shareholder and its reinvestment in the shareholder loan resulted in the recording of a noncontrolling interest share redemption of $5.1 million and a loan payable by the New Zealand subsidiary in the amount of $23.3 million due in 2025 at a fixed interest rate of 2.95%. As of December 31, 2020, the outstanding balance on the shareholder loan is $24.9 million. Except for changes in the New Zealand foreign exchange rate, there have been no adjustments to the carrying value of the shareholder loan since its inception. See Note 8 - Debt for further information.
The following table sets forth the income attributable to the New Zealand subsidiary’s noncontrolling interests:

	2020	2019
Net income attributable to noncontrolling interest in the New Zealand subsidiary	$4,920	$8,573
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
The following table sets forth the (loss) attributable to the Funds’ noncontrolling interests:

	2020	2019
Net loss attributable to noncontrolling interest in the Funds:	($12,221)	—
Prior to the Mergers, the Funds were formed by ORM LLC for the purpose of generating a return on investment through the acquisition, management, value enhancement and sale of timberland properties. Each Fund is organized to operate for a specified term from the end of its respective investment period: 10 years for each of Fund

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
II and Fund III, and 15 years for Fund IV. Fund II is scheduled to terminate in March 2023, Fund III is scheduled to terminate in December 2025 and Fund IV is scheduled to terminate in January 2035. The obligations of each of the Funds do not have any recourse to the Company or the Operating Partnership.
Ferncliff Investors
We also acquired in the Mergers an ownership interest in a real estate joint venture entity. In 2017, Ferncliff Management and Ferncliff Investors were formed for the purpose of raising capital from third parties to invest in an unconsolidated real estate joint venture entity (“joint venture investment”), Bainbridge Landing LLC, to develop a five-acre parcel on Bainbridge Island, Washington into a multi-family community containing apartments and townhomes. Ferncliff Management, a wholly-owned subsidiary, serves as manager of Ferncliff Investors and holds a 33.33% equity interest with the remaining ownership interest being held by third-party investors. Ferncliff Investors holds a 50% interest in Bainbridge Landing LLC, the joint venture entity that owns and is developing the property.
We determined, based upon an analysis under the variable interest entity guidance, that we have the power to direct the activities that most significantly impact Ferncliff Investors economic success. Therefore, we are considered the primary beneficiary and are required under ASC 810 — Consolidation to consolidate Ferncliff Investors. The obligations of Ferncliff Investors do not have any recourse to the Company or the Operating Partnership.
Bainbridge Landing LLC is considered a voting interests entity. Ferncliff Investors accounts for its interest in the joint venture entity under the equity method because neither it nor the other member can exercise control over Bainbridge Landing LLC. Under the equity method, Ferncliff Investors records its share of the net income or loss of Bainbridge Landing LLC. To date, this activity has been a loss primarily due to depreciation and is included in Other operating expense, net in the Real Estate segment. The portion of Ferncliff Investors’ loss attributed to third-party investors is shown within the Consolidated Statements of Income and Comprehensive Income under the caption “Net loss (income) attributable to noncontrolling interests in consolidated affiliates.”
The following table sets forth the (loss) attributable to Ferncliff Investors’ noncontrolling interests:

	2020	2019
Net (loss) attributable to noncontrolling interest in the Ferncliff Investors:	($526)	—
NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP
Noncontrolling interests in the Operating Partnership relate to the third-party ownership of Redeemable Operating Partnership Units. Net income attributable to the noncontrolling interests in the Operating Partnership is computed by applying the weighted average Redeemable Operating Partnership Units outstanding during the period as a percentage of the weighted average total units outstanding to the Operating Partnership’s net income for the period. If a noncontrolling unitholder redeems a unit for a registered common share of Rayonier or cash, the noncontrolling interests in the Operating Partnership will be reduced and the Company’s share in the Operating Partnership will be increased by the fair value of each security at the time of redemption.
The following table sets forth the Company’s noncontrolling interests in the Operating Partnership:

2020
Beginning noncontrolling interests in the Operating Partnership	—
Issuances of Redeemable Operating Partnership Units	106,752
Adjustment of noncontrolling interests in the Operating Partnership	24,393
Conversions of Redeemable Operating Partnership Units to Common Shares	(496)
Net (Loss) Income attributable to noncontrolling interests in the Operating Partnership	528
Other Comprehensive Income attributable to noncontrolling interests in the Operating Partnership	2,540
Distributions to noncontrolling interests in the Operating Partnership	(3,596)
Total noncontrolling interests in the Operating Partnership	$130,121

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
7.    SEGMENT AND GEOGRAPHICAL INFORMATION
    As a result of the merger with Pope Resources, we have revised our reportable business segments, adding one additional segment, Timber Funds. The Timber Funds segment represents operations of the three private equity timber funds included in the transaction – Fund II, Fund III and Fund IV (collectively, the “Funds”). Rayonier owns 20% of Fund II, 5% of Fund III, and 15% of Fund IV and is also the managing member of the Funds. As discussed in Note 6 - Noncontrolling Interests, the Funds are consolidated into our financial statements. The Timber Funds segment also includes fee revenue paid to us for managing the Funds, which consists of both fixed components based on invested capital and acres under management as well as variable components related to the harvest volumes of the Funds. These fees, which also represent an expense in the Timber Funds segment, are eliminated in consolidation.
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
Segment information for each of the three years ended December 31 follows:

	Sales by Product Line
	2020	2019	2018
Southern Timber	$191,831	$194,111	$169,995
Pacific Northwest Timber	120,809	85,414	109,832
New Zealand Timber	202,315	241,861	249,014
Timber Funds (a)	29,557	—	—
Real Estate
Improved Development	14,498	5,882	8,336
Unimproved Development	8,426	19,476	8,621
Rural (b)	67,152	47,647	46,280
Timberland & Non-Strategic (b)	19,255	1,338	75,281
Conservation Easement	3,099	—	—
Deferred Revenue/Other	888	544	57
Large Dispositions	116,027	—	—
Total Real Estate	229,345	74,887	138,575
Trading	88,973	115,438	148,814
Intersegment eliminations (c)	(3,676)	(155)	(92)
Total Sales	$859,154	$711,556	$816,138

(a)The year ended December 31, 2020 includes $22.7 million of sales attributable to noncontrolling interest in Timber Funds.
(b)The years ended December 31, 2019 and 2018 reflect the reclassification of certain real estate sales between the Rural and Timberland & Non-Strategic sales categories to better align with the way management internally evaluates real estate sales.
(c)Primarily consists of the elimination of timberland investment management fees paid to us by the timber funds which are initially recognized as sales and cost of sales within the Timber Funds segment, as well as log marketing fees paid to our New Zealand Timber segment from our Southern Timber and Pacific Northwest Timber segments for marketing log export sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	Operating Income (Loss)
	2020	2019	2018
Southern Timber (a)	$41,247	$57,804	$44,245
Pacific Northwest Timber	(9,979)	(12,427)	8,137
New Zealand Timber	29,984	48,035	62,754
Timber Funds (b)	(13,195)	—	—
Real Estate (c)	71,951	38,665	76,240
Trading	(462)	8	953
Corporate and other (d)	(45,158)	(25,058)	(22,261)
Total Operating Income	74,388	107,027	170,068
Unallocated interest expense and other	(37,595)	(26,409)	(27,502)
Total Income before Income Taxes	$36,793	$80,618	$142,566

(a)The year ended December 31, 2020 includes $6.0 million of timber write-offs resulting from casualty events. Timber write-offs resulting from casualty events are recorded within the Consolidated Statements of Income and Comprehensive Income under the caption “Cost of sales.”
(b)The year ended December 31, 2020 includes $11.6 million of operating loss attributable to noncontrolling interest in Timber Funds. Included in operating loss attributable to noncontrolling interest in Timber Funds for the year ended December 31, 2020 is $7.3 million related to timber write-offs resulting from casualty events attributable to noncontrolling interest in Timber Funds. The year ended December 31, 2020 also includes $1.8 million of timber write-offs resulting from casualty events attributable to Rayonier. Timber write-offs resulting from casualty events are recorded within the Consolidated Statements of Income and Comprehensive Income under the caption “Cost of sales.”
(c)The year ended December 31, 2020 includes $28.7 million from a Large Disposition.
(d)The year ended December 31, 2020 includes $17.2 million of integration and restructuring costs related to the merger with Pope Resources. See Note 21 — Charges for Integration and Restructuring for additional details.

	Gross Capital Expenditures
	2020	2019	2018
Capital Expenditures (a)
Southern Timber	$35,505	$34,574	$35,388
Pacific Northwest Timber	11,367	11,220	9,311
New Zealand Timber	16,595	17,357	17,318
Timber Funds (b)	2,606	—	—
Real Estate	428	204	284
Corporate and other	—	641	24
Total capital expenditures	$66,500	$63,996	$62,325

Timberland Acquisitions (c)
Southern Timber	$24,241	$98,927	$45,943
Pacific Northwest Timber	—	7,340	—
New Zealand Timber	454	36,020	11,665
Total timberland acquisitions	$24,695	$142,287	$57,608

Total Gross Capital Expenditures	$91,195	$206,283	$119,933

(a)Excludes timberland acquisitions presented separately in addition to real estate development investments of $6.5 million, $6.8 million and $9.5 million in the years 2020, 2019 and 2018, respectively.
(b)The year ended December 31, 2020 includes $2.3 million of capital expenditures attributable to noncontrolling interest in Timber Funds.
(c)Excludes timberland acquired in the Pope Resources merger. For additional information, see Note 2 - Merger with Pope Resources.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	Depreciation, Depletion and Amortization
	2020	2019	2018
Southern Timber	$61,827	$61,923	$58,609
Pacific Northwest Timber	47,107	29,165	32,779
New Zealand Timber	25,030	27,761	28,007
Timber Funds (a)	11,884	—	—
Real Estate (b)	53,093	8,229	23,566
Corporate and other	1,427	1,157	1,160
Total	$200,368	$128,235	$144,121

(a)The year ended December 31, 2020 includes $10.3 million of depreciation, depletion and amortization attributable to noncontrolling interest in Timber Funds.
(b)The year ended December 31, 2020 includes $35.4 million from a Large Disposition.

	Non-Cash Cost of Land and Improved Development
	2020	2019	2018
Real Estate (a)	$82,008	$12,565	$23,553

(a) The ended December 31, 2020 includes $51.6 million from a Large Disposition.

	Geographical Operating Information
	Sales			Operating Income			Identifiable Assets
	2020	2019	2018	2020	2019	2018	2020	2019
United States	$567,998	$354,395	$390,396	$44,877	$58,945	$83,357	$3,104,916	$2,288,642
New Zealand	291,156	357,161	425,742	29,511	48,082	86,711	623,817	572,354
Total	$859,154	$711,556	$816,138	$74,388	$107,027	$170,068	$3,728,733	$2,860,996

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
8.    DEBT
Our debt consisted of the following at December 31, 2020 and 2019:

	2020	2019
Debt, excluding Timber Funds:
Term Credit Agreement borrowings due 2028 at a variable interest rate of 1.8% at December 31, 2020	$350,000	$350,000
Senior Notes due 2022 at a fixed interest rate of 3.75%	325,000	325,000
Incremental Term Loan Agreement borrowings due 2026 at a variable interest rate of 2.1% at December 31, 2020	300,000	300,000
2020 Incremental Term Loan Facility borrowings due 2025 at a variable interest rate of 2.0% at December 31, 2020	250,000	—
Revolving Credit Facility borrowings due 2025 at an average variable interest rate of 1.7% at December 31, 2020	—	82,000
New Zealand subsidiary noncontrolling interest shareholder loan due 2025 at a fixed interest rate of 2.95%	24,903	—
Northwest Farm Credit Services Credit Facility with quarterly interest-only payments, collateralized by Core Timberlands, with the following tranches (a)
Due 2025 at a fixed interest rate of 6.1%	11,601	—
Due 2028 at a fixed interest rate of 4.1%	12,018	—
Due 2033 at a fixed interest rate of 5.3%	19,430	—
Due 2036 at a fixed interest rate of 5.4%	9,868	—
Total debt, excluding Timber Funds	1,302,820	1,057,000
Less: Current maturities of long-term debt	—	(82,000)
Less: Deferred financing costs, excluding Timber Funds	(2,484)	(1,871)
Long-term debt, net of deferred financing costs, excluding Timber Funds	1,300,336	973,129
Debt, Timber Funds:
Fund II Mortgages Payable, collateralized by Fund II timberlands with quarterly interest payments, as follows: (a)
Due 2022 at a fixed interest rate of 2.0%	11,000	—
Due 2022 at a fixed interest rate of 2.0%	14,000	—
Fund III Mortgages Payable, collateralized by Fund III timberlands with quarterly interest payments, as follows (a):
Due 2023 at a fixed interest rate of 5.1%	19,563	—
Due 2024 at a fixed interest rate of 4.5%	15,626	—
Total debt, Timber Funds	60,189	—
Less: Deferred financing costs, Timber Funds	(10)	—
Long-term debt, net of deferred financing costs, Timber Funds	60,179	—
Long-term debt, net of deferred financing costs	$1,360,515	$973,129

(a)    See the section below labeled “Long-Term Debt Assumed in the Pope Resources Merger” for additional details.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Principal payments due during the next five years and thereafter are as follows:

	Excluding Timber Funds	Timber Funds	Total
2021	—	—	—
2022	325,000	25,000	350,000
2023	—	17,980	17,980
2024	—	14,400	14,400
2025	284,903	—	284,903
Thereafter	685,000	—	685,000
Total debt	$1,294,903	$57,380	$1,352,283

TERM CREDIT AGREEMENT
In August 2015, we entered into a credit agreement with CoBank, ACB, as administrative agent, and a syndicate of Farm Credit institutions and other commercial banks to provide $550 million of new credit facilities, including a nine-year $350 million term loan facility. In April 2020, the maturity date of the Term Credit Agreement was extended from August 5, 2024 to April 1, 2028. In connection herewith, we recorded deferred financing costs in the amount of $0.5 million which are being amortized over the term of the Term Credit Agreement. The periodic interest rate on the term loan facility is subject to a pricing grid based on our leverage ratio, as defined in the credit agreement. As of December 31, 2020, the periodic interest rate on the term loan facility was LIBOR plus 1.600%. Monthly payments of interest only are due on this loan through maturity. Following the closing of the term loan, we entered into several interest rate swap transactions to fix the cost of the term loan facility over its nine-year term. The term credit agreement allows us to receive annual patronage payments, which are profit distributions made by a cooperative to its member-users based on the quantity or value of business done with the member-user. We estimate the effective interest rate on the term loan facility to be approximately 3.2% after consideration of the interest rate swaps and estimated patronage refunds. For additional information on the our interest rate swaps see Note 16 — Derivative Financial Instruments and Hedging Activities.
3.75% SENIOR NOTES ISSUED MARCH 2012
In March 2012, Rayonier Inc. issued $325 million of 3.75% Senior Notes due 2022, guaranteed by certain subsidiaries. Semi-annual payments of interest only are due on these notes through maturity.
INCREMENTAL TERM LOAN AGREEMENT
In April 2016, we entered into an incremental term loan agreement with CoBank, ACB, as administrative agent, and a syndicate of Farm Credit institutions to provide a 10-year, $300 million incremental term loan. The periodic interest rate on the incremental term loan agreement is subject to a pricing grid based on our leverage ratio, as defined in the credit agreement. As of December 31, 2020, the periodic interest rate on the incremental term loan was LIBOR plus 1.900%. Monthly payments of interest only are due on this loan through maturity. Following the closing of the incremental term loan, we entered into several interest rate swap transactions to fix the cost of the facility over its 10-year term. We estimate the effective interest rate on the incremental term loan facility to be approximately 2.8% after consideration of the interest rate swaps and estimated patronage payments. For additional information on our interest rate swaps see Note 16 — Derivative Financial Instruments and Hedging Activities.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
2020 INCREMENTAL TERM LOAN AGREEMENT
In April 2020, we entered into an Incremental Term Loan Agreement, which provided for the advancement of a five-year $250 million senior unsecured incremental term loan facility. In connection herewith, we recorded deferred financing costs in the amount of $0.8 million which are being amortized over the term of the 2020 Incremental Term Loan Facility. The proceeds from the 2020 Incremental Term Loan Facility were used to fund our acquisition of Pope Resources. As of December 31, 2020, the periodic interest rate on the incremental term loan was LIBOR plus 1.850%. Monthly payments of interest only are due on this loan through maturity. Following the closing of the incremental term loan, we entered into an interest rate swap transaction to fix the cost of the facility over its 5-year term. We estimate the effective interest rate on the incremental term loan facility to be approximately 2.3% after consideration of the interest rate swap and estimated patronage payments. For additional information on our interest rate swaps see Note 16 — Derivative Financial Instruments and Hedging Activities.
REVOLVING CREDIT FACILITY
In April 2020, we amended our Revolving Credit Facility, originally entered into in 2015, with two amendments to the credit agreement: the first amendment increased the limit on the Revolving Credit Facility from $200 million to $250 million and extended its maturity date from August 5, 2020 to April 1, 2025, and the second amendment further increased the limit to $300 million. In connection herewith, we recorded deferred financing costs in the amount of $1.2 million which are being amortized over the term of the Revolving Credit Facility. The periodic interest rate on the revolving credit facility is subject to a pricing grid based on our leverage ratio, as defined in the credit agreement. As of December 31, 2020, the periodic interest rate on the revolving credit facility was LIBOR plus 1.500%, with an unused commitment fee of 0.175%. Monthly payments of interest only are due on this loan through maturity.
During the year ended December 31, 2020, we made borrowings of $70.0 million and repayments of $152.0 million on our Revolving Credit Facility. At December 31, 2020, we had available borrowings of $299.1 million under the Revolving Credit Facility, net of $0.9 million to secure our outstanding letters of credit.
NEW ZEALAND SUBSIDIARY DEBT
In April 2013, we acquired an additional 39% interest in our New Zealand subsidiary, bringing our total ownership to 65%, and as a result, the New Zealand subsidiary’s debt was consolidated effective on that date. On March 3, 2016, as a result of a capital contribution, our ownership interest in the New Zealand subsidiary increased to 77%. See Note 6 - Noncontrolling Interests for further information.
WORKING CAPITAL FACILITY
In June 2020, the New Zealand subsidiary renewed its NZ$20 million working capital facility for an additional 12-month term. The NZ$20 million working capital facility is available for short-term operating cash flow needs of the New Zealand subsidiary. This facility holds a variable interest rate indexed to the 90-day New Zealand Bank Bill rate (“BKBM”). The margins are set for the term of the facility. During the year ended December 31, 2020, the New Zealand subsidiary made no borrowings and repayments on its working capital facility. At December 31, 2020, there was no outstanding balance on the working capital facility.
SHAREHOLDER LOAN
In September 2020, the New Zealand subsidiary made a capital distribution to its partners on a pro rata basis in order to redeem certain equity interests. A portion of this capital distribution was reinvested by the partners in shareholder loans to the New Zealand subsidiary. Our capital distribution and portion of the shareholder loan are eliminated in consolidation. The capital distribution to the minority shareholder and its reinvestment in the shareholder loan resulted in the recording of a noncontrolling interest share redemption of $5.1 million and a loan payable by the New Zealand subsidiary in the amount of $23.3 million due in 2025 at a fixed interest rate of 2.95%. As of December 31, 2020, the outstanding balance on the shareholder loan is $24.9 million. Except for changes in the New Zealand foreign exchange rate, there have been no adjustments to the carrying value of the shareholder loan since its inception.

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

(a)Estimated effective fixed interest rates as of December 31, 2020 after consideration of estimated patronage refunds.
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

(a)Estimated effective fixed interest rates as of December 31, 2020 after consideration of estimated patronage refunds.
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
The covenants listed below, which are the most significant financial covenants in effect as of December 31, 2020, are calculated on a trailing 12-month basis:

	Covenant Requirement	Actual Ratio	Favorable
Covenant EBITDA to consolidated interest expense should not be less than	2.5 to 1	9.20 to 1	6.70
Covenant debt to covenant net worth plus covenant debt shall not exceed	65%	47%	18%
In connection with our $45 million NWFCS Credit Facility, customary covenants must be met, the most significant of which include interest coverage and debt-to-capitalization ratios.
The covenants listed below, which are the most significant financial covenants in effect as of December 31, 2020, are calculated on a trailing 12-month basis:

	Covenant Requirement	Actual Ratio	Favorable
Covenant loan-to-appraised value shall not exceed	50%	12%	38%
Covenant EBITDA to consolidated interest expense should not be less than	2.5 to 1	9.20 to 1	6.70
Covenant debt to covenant net worth plus covenant debt shall not exceed	65%	47%	18%
    In addition to these financial covenants listed above, the 2022 Notes, Term Credit Agreement, Incremental Term Loan Agreement, 2020 Incremental Term Loan Facility, Revolving Credit Facility, and NWFCS Credit Facility include customary covenants that limit the incurrence of debt and the disposition of assets, among others. At December 31, 2020, we were in compliance with all applicable covenants.
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
Both Timber Funds are in compliance with their respective debt covenants as of December 31, 2020.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
9.     HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS
    We continuously assess potential alternative uses of our timberlands, as some properties may become more valuable for development, residential, recreation or other purposes. We periodically transfer, via a sale or contribution from the real estate investment trust (“REIT”) entities to taxable REIT subsidiaries (“TRS”), higher and better use (“HBU”) timberlands to enable land-use entitlement, development or marketing activities. We also periodically acquire HBU properties in connection with timberland acquisitions. These properties are managed as timberlands until sold or developed. While the majority of HBU sales involve rural and recreational land, we also selectively pursue various land-use entitlements on certain properties for residential, commercial and industrial development in order to enhance the long-term value of such properties. For selected development properties, we also invest in targeted infrastructure improvements, such as roadways and utilities, to accelerate the marketability and improve the value of such properties.
In the merger with Pope Resources, we acquired HBU properties with an estimated fair value of $26.5 million. This includes development properties in the town of Port Gamble, Washington, development projects in Gig Harbor, Kingston, and Bremerton, Washington and various other assets.
    An analysis of higher and better use timberlands and real estate development investments from December 31, 2019 to December 31, 2020 is shown below:

	Higher and Better Use Timberlands and Real Estate Development Investments
	Land and Timber	Development Investments	Total
Non-current portion at December 31, 2019	$58,091	$23,700	$81,791
Plus: Current portion (a)	274	12,389	12,663
Total Balance at December 31, 2019	58,365	36,089	94,454
Non-cash cost of land and improved development	(1,834)	(7,390)	(9,224)
Timber depletion from harvesting activities and basis of timber sold in real estate sales	(725)	—	(725)
Capitalized real estate development investments (b)	—	6,462	6,462
HBU properties acquired in merger with Pope Resources (c)	26,510	—	26,510
Capital expenditures (silviculture)	427	—	427
Intersegment transfers	(2,630)	—	(2,630)
Total Balance at December 31, 2020	80,113	35,161	115,274
Less: Current portion (a)	(212)	(6,544)	(6,756)
Non-current portion at December 31, 2020	$79,901	$28,617	$108,518

(a)The current portion of Higher and Better Use Timberlands and Real Estate Development Investments is recorded in Inventory. See Note 22 — Inventory for additional information.
(b)Capitalized real estate development investments includes $0.4 million of capitalized interest.
(c)Based on preliminary estimates of fair value as of December 31, 2020. See Note 2 - Merger with Pope Resources for additional information.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
10.COMMITMENTS
    At December 31, 2020, the future minimum payments under non-cancellable commitments were as follows:

	Environmental Remediation (a)	Development Projects (b)	Commitments (c)	Total
2021	$1,026	$10,723	$14,341	$26,090
2022	1,864	267	17,232	19,363
2023	1,853	267	17,996	20,116
2024	1,853	267	15,228	17,348
2025	2,338	267	10,303	12,908
Thereafter	2,706	3,899	29,171	35,776
	$11,640	$15,690	$104,271	$131,601

(a)Environmental remediation represents our estimate of potential liability associated with environmental contamination and Natural Resource Damages (NRD) in Port Gamble, Washington. See Note 13 - Environmental and Natural Resource Damage Liabilities for additional information.
(b)Primarily consisting of payments expected to be made on our Wildlight, Richmond Hill and West Puget Sound development projects.
(c)Commitments include payments expected to be made on derivative financial instruments (interest rate swaps and forward-starting interest rate swaps), timberland deeds and other purchase obligations.

11.INCOME TAXES
Rayonier is a REIT under the Internal Revenue Code and therefore generally does not pay U.S. federal or state income tax. Through the Mergers, Rayonier transferred all of its assets to the Operating Partnership on May 8, 2020. See Note 1 - Summary of Significant Accounting Policies for more information. As a result, Rayonier owns a 96.9% interest in the Operating Partnership and conducts substantially all of its timberland operations through the Operating Partnership. The taxable income or loss generated by the Operating Partnership is passed through and reported to its unit holders (including the Company) on a Schedule K-1 for inclusion in each unitholder’s income tax return. Certain operations, including log trading and certain real estate activities, such as the entitlement, development and sale of HBU properties, are conducted through our TRS. The TRS subsidiaries are subject to United States federal and state corporate income tax. The New Zealand timber operations are conducted by the New Zealand subsidiary, which is subject to corporate-level tax at 28% in New Zealand and is treated as a partnership for U.S. income tax purposes.
PROVISION FOR INCOME TAXES FROM CONTINUING OPERATIONS
The provision for income taxes for each of the three years ended December 31 follows:

	2020	2019	2018
Current
U.S. federal	($237)	$2	$2
State	(339)	(122)	37
Foreign	(5,391)	(1,542)	(1,914)
	(5,967)	(1,662)	(1,875)
Deferred
U.S. federal	8,355	465	3,803
State	325	17	146
Foreign	(3,027)	(11,278)	(23,360)
	5,653	(10,796)	(19,411)
Changes in valuation allowance	(6,695)	(482)	(3,950)
Total	($7,009)	($12,940)	($25,236)

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
    A reconciliation of the U.S. federal statutory income tax rate to the actual income tax rate for each of the three years ended December 31 follows:

	2020		2019		2018
U.S. federal statutory income tax rate	($7,726)	(21.0)%	($16,930)	(21.0)%	($29,939)	(21.0)%
U.S. and foreign REIT income	16,569	45.0	19,902	24.7	32,949	23.1
Matariki Group and Rayonier New Zealand Ltd	(7,698)	(20.8)	(11,181)	(13.9)	(23,166)	(16.2)
Change in valuation allowance	(6,695)	(18.2)	(482)	(0.6)	(3,950)	(2.8)
State Net Operating Loss	1,118	3.0	—	—	—	—
Prepaid land sales	(1,084)	(2.9)	—	—	—	—
Internal transfer of assets deferred	—	—	(1,815)	(2.3)	—	—
Foreign income tax withholding	(721)	(2.0)	(1,535)	(1.9)	(1,848)	(1.3)
Other	(772)	(2.1)	(899)	(1.1)	718	0.5
Income tax expense as reported for net income	($7,009)	(19.0)%	($12,940)	(16.1)%	($25,236)	(17.7)%
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
DEFERRED TAXES
Deferred income taxes result from differences between the timing of recognizing revenues and expenses for financial book purposes versus income tax purposes. The nature of the temporary differences and the resulting net deferred tax asset/liability for the two years ended December 31 follows:

	2020	2019
Gross deferred tax assets:
Pension, postretirement and other employee benefits	$1,403	$1,512
New Zealand subsidiary	23,461	23,211
CBPC tax credit carry forwards	14,555	14,555
Capitalized real estate costs	1,459	6,635
U.S. TRS net operating loss	18,363	5,410
Land basis difference	9,468	10,626
Other	5,502	4,356
Total gross deferred tax assets	74,211	66,305
Less: Valuation allowance	(46,015)	(39,320)
Total deferred tax assets after valuation allowance	$28,196	$26,985
Gross deferred tax liabilities:
Accelerated depreciation	(38)	(23)
New Zealand subsidiary	(98,245)	(87,548)
Other	(4,884)	(3,938)
Total gross deferred tax liabilities	(103,167)	(91,509)
Net deferred tax liability reported as noncurrent	($74,971)	($64,524)

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
    Net operating loss (“NOL”) and tax credit carryforwards as of the two years ended December 31 follows:

	Tax Effected Balance	Expiration
2020
U.S. Federal NOL Carryforwards- Pre TCJA (a)	$2,363	2036
U.S. Federal NOL Carryforwards- Post TCJA (a)	13,017	None
U.S State NOL Carryforwards (b)	2,983	2031
Cellulosic Biofuel Producer Credit (c)	14,555	2023

2019
New Zealand subsidiary NOL carryforwards	$3,262	None
U.S. Federal NOL Carryforwards- Pre TCJA (a)	2,363	2036
U.S. Federal NOL Carryforwards- Post TCJA (a)	1,872	None
U.S State NOL Carryforwards (b)	1,175	2031
Cellulosic Biofuel Producer Credit (c)	14,555	2023

(a)The Tax Cuts and Jobs Act (TCJA) was signed into law on December 22, 2017. The TCJA lifted the 20-year federal NOL Carryforward period. Net operating losses generated after 12/31/2017 have an indefinite carryforward period.
(b)The U.S. state NOL is made up of several jurisdictions that expire in various future years. No State NOL is set to expire before 12/31/2031.
(c)The Further Consolidated Appropriations Act, 2020 was signed into law on December 20, 2019. The Further Consolidated Appropriations Act, 2020 included the Taxpayer Certainty and Disaster Relief Act of 2019 (Tax Extenders Act), which temporarily renewed approximately two dozen credits that previously expired or were set to expire at the end of 2019. The Cellulosic Biofuel Producer Credit was one of the credits extended under this act.

Valuation allowances are provided when it is considered more likely than not that the deferred tax assets will not be recorded. Since 2015, we have had a 100% valuation allowance against the U.S. taxable REIT subsidiary's deferred tax assets, net of deferred tax liabilities. During 2020, the net deferred tax assets increased by $6.7 million, and thus the valuation allowance was adjusted accordingly. We recorded a change in the valuation allowance of $6.7 million related to the U.S. TRS's deferred tax assets, net of liabilities.

TAX STATUTES
The following table provides detail of the tax years that remain open to examination by the IRS and other significant taxing jurisdictions:

Taxing Jurisdiction	Open Tax Years
U.S. Internal Revenue Service	2017 - 2019
New Zealand Inland Revenue	2015 - 2019

TAX CHARACTERISTICS OF DIVIDEND DISTRIBUTIONS
The taxable nature of the dividend distributions paid for each of the three years ended December 31 follows:

	2020	2019	2018
Total dividends/distributions paid per common share/unit	$1.08	$1.08	$1.06
Tax characteristics:
Capital gain	100%	100%	100%

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
12.CONTINGENCIES

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

13.    ENVIRONMENTAL AND NATURAL RESOURCE DAMAGE LIABILITIES
Various federal and state environmental laws in the states in which we operate place cleanup or restoration liability on the current and former owners of affected real estate. These laws are often a source of “strict liability,” meaning that an owner or operator need not necessarily have caused, or even been aware of, the release of contaminated materials. Similarly, there are certain environmental laws that allow state, federal, and tribal trustees (collectively, the “Trustees”) to bring suit against property owners to recover damage for injuries to natural resources. Like the liability that attaches to current property owners in the cleanup context, liability for natural resource damages (“NRD”) can attach to a property simply because an injury to natural resources resulted from releases of contaminated materials on the owner’s property, regardless of culpability for the release.
In connection to the merger with Pope Resources, we assumed ownership of certain real estate in Port Gamble, Washington, which requires environmental remediation under these laws.
An analysis of environmental and NRD liabilities from December 31, 2019 to December 31, 2020 is shown below:

Port Gamble, WA (a)
Total Balance at December 31, 2019	—
Liabilities assumed in merger with Pope Resources	13,003
Expenditures	(1,362)
Total Balance at December 31, 2020	11,641
Less: Current portion	1,026
Non-current portion at December 31, 2020	$10,615

(a)Represents environmental and NRD liabilities assumed in the merger with Pope Resources. Pope & Talbot Inc. operated a sawmill from 1853 to 1995 and conducted shipping, log storage, and log transfer operations in the Port Gamble Bay area from 1974 to 2004. P&T’s operations resulted in the release of contaminated materials to the townsite, millsite, and adjacent bay. Prior to the merger, the in-water portion of the clean up was completed. In November 2020, a consent decree, which includes a cleanup action plan, was entered in Kitsap County Superior Court. Negotiations with the Trustees relating to NRD liabilities are currently ongoing and will ultimately result in agreement as to requested mitigation activities.

These estimates were based on assumptions that we believe to be reasonable; however, actual results may differ from these estimates. See Note 2 - Merger with Pope Resources for information regarding our preliminary estimates of fair value. It is expected that the millsite cleanup and NRD restoration will occur over the next two to three years, while the monitoring of the Port Gamble Bay, millsite and landfills will continue for an additional 10 to 15 years. The NRD costs are subject to change as the scope of the restoration projects become more clearly defined. It is reasonably possible that these components of the liability may increase as the project progresses. Management continues to monitor the Port Gamble cleanup process and will make adjustments as needed. Should any future circumstances result in a change to the estimated cost of the project, we will record an appropriate adjustment to the liability in the period it becomes known and when we can reasonably estimate the amount. For further information on the timing and amount of future payments related to our environmental remediation liabilities, see Note 10 - Commitments.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
14.GUARANTEES
    We provide financial guarantees as required by creditors, insurance programs, and various governmental agencies. As of December 31, 2020, the following financial guarantees were outstanding:

Financial Commitments (a)	Maximum Potential Payment
Standby letters of credit	$885
Surety bonds (b)	7,284
Total financial commitments	$8,169

(a)We have not recorded any liabilities for these financial commitments in the Consolidated Balance Sheets. The guarantees are not subject to measurement, as the guarantees are dependent on our own performance.
(b)Surety bonds are issued primarily to secure performance obligations related to various operational activities, to provide collateral for our Wildlight development project in Nassau County, Florida and in connection with pending and completed sales from the Harbor Hill project in Gig Harbor, Washington. These surety bonds expire at various dates during 2021, 2022 and 2023 and are expected to be renewed as required.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
15.EARNINGS PER SHARE AND PER UNIT
    Basic earnings per common share (“EPS”) is calculated by dividing net income attributable to Rayonier Inc. by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by dividing net income attributable to Rayonier Inc., before net income attributable to noncontrolling interests in the Operating Partnership by the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options, performance shares, restricted shares, restricted stock units and noncontrolling interests in Operating Partnership units.
    The following table provides details of the calculations of basic and diluted earnings per common share of the Company for the three years ended December 31:

	2020	2019	2018
Earnings per common share - basic
Numerator:
Net Income	$29,784	$67,678	$117,330
Less: Net (income) attributable to noncontrolling interest in the Operating Partnership	(528)	—	—
Less: Net loss (income) attributable to noncontrolling interests in consolidated affiliates	7,828	(8,573)	(15,114)
Net income attributable to Rayonier Inc.	$37,084	$59,105	$102,216
Denominator:
Denominator for basic earnings per common share - weighted average shares	133,865,867	129,257,202	129,043,627
Basic earnings per common share attributable to Rayonier Inc.:	$0.28	$0.46	$0.79
Earnings per common share - diluted
Numerator:
Net Income	$29,784	$67,678	$117,330
Less: Net loss (income) attributable to noncontrolling interest in consolidated affiliates	7,828	(8,573)	(15,114)
Net income attributable to Rayonier Inc., before net income attributable to noncontrolling interests in the Operating Partnership	$37,612	$59,105	$102,216
Denominator:
Denominator for basic earnings per common share - weighted average shares	133,865,867	129,257,202	129,043,627
Add: Dilutive effect of:
Stock options	633	12,209	71,276
Performance shares, restricted shares and restricted stock units	198,955	328,977	575,328
Noncontrolling interests in Operating Partnership units	2,877,447	—	—
Denominator for diluted earnings per common share - adjusted weighted average shares	136,942,902	129,598,388	129,690,231

Diluted earnings per common share attributable to Rayonier Inc.:	$0.27	$0.46	$0.79

	2020	2019	2018
Anti-dilutive shares excluded from computations of diluted earnings per share:
Stock options, performance shares, restricted shares and restricted stock units	450,551	450,681	254,282

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
Basic earnings per unit (“EPU”) is calculated by dividing net income available to unitholders of Rayonier, L.P. by the weighted average number of units outstanding during the year. Diluted EPU is calculated by dividing net income available to unitholders of Rayonier, L.P. by the weighted average number of units outstanding adjusted to include the potentially dilutive effect of outstanding unit equivalents, including stock options, performance shares, restricted shares and restricted stock units.
    The following table provides details of the calculations of basic and diluted earnings per unit of the Operating Partnership for the three years ended December 31:

	2020	2019	2018
Earnings per unit - basic
Numerator:
Net Income	$29,784	$67,678	$117,330
Less: Net loss (income) attributable to noncontrolling interests in consolidated affiliates	7,828	(8,573)	(15,114)
Net income available to unitholders	$37,612	$59,105	$102,216
Denominator:
Denominator for basic earnings per unit - weighted average units	136,743,314	129,257,202	129,043,627
Basic earnings per unit attributable to Rayonier, L.P.:	$0.28	$0.46	$0.79
Earnings per unit - diluted
Numerator:
Net Income	$29,784	$67,678	$117,330
Less: Net loss (income) attributable to noncontrolling interest in consolidated affiliates	7,828	(8,573)	(15,114)
Net income available to unitholders	$37,612	$59,105	$102,216
Denominator:
Denominator for basic earnings per unit - weighted average units	136,743,314	129,257,202	129,043,627
Add: Dilutive effect of unit equivalents:
Stock options	633	12,209	71,276
Performance shares, restricted shares and restricted stock units	198,955	328,977	575,328
Denominator for diluted earnings per unit - adjusted weighted average units	136,942,902	129,598,388	129,690,231

Diluted earnings per unit attributable to Rayonier, L.P.	$0.27	$0.46	$0.79

	2020	2019	2018
Anti-dilutive unit equivalents excluded from computations of diluted earnings per unit:
Stock options, performance shares, restricted shares and restricted stock units	450,551	450,681	254,282

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
16.DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
We are exposed to market risk related to potential fluctuations in foreign currency exchange rates and interest rates. We use derivative financial instruments to mitigate the financial impact of exposure to these risks. We also use derivative financial instruments to mitigate exposure to foreign currency risk due to the translation of the investment in Rayonier’s New Zealand-based operations from New Zealand dollars to U.S. dollars.
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
FOREIGN CURRENCY EXCHANGE AND OPTION CONTRACTS
The functional currency of Rayonier New Zealand Limited, and the New Zealand subsidiary is the New Zealand dollar. The New Zealand subsidiary is exposed to foreign currency risk on export sales and ocean freight payments, which are mainly denominated in U.S. dollars. The New Zealand subsidiary typically hedges 50% to 90% of its estimated foreign currency exposure with respect to the following twelve months forecasted sales and purchases less distributions and up to 75% of the forward 12 to 18 months. Additionally, the New Zealand subsidiary will occasionally hedge up to 50% of its estimated foreign currency exposure with respect to the following 18 to 48 months forecasted sales and purchases, less distributions, when New Zealand dollar is at a cyclical low versus the U.S. dollar. Foreign currency exposure from the New Zealand subsidiary’s trading operations is typically hedged based on the following three months forecasted sales and purchases. As of December 31, 2020, foreign currency exchange contracts and foreign currency option contracts had maturity dates through April 2022 and August 2021, respectively.
Foreign currency exchange and option contracts hedging foreign currency risk on export sales and ocean freight payments qualify for cash flow hedge accounting. We may de-designate these cash flow hedge relationships in advance or at the occurrence of the forecasted transaction. The portion of gains or losses on the derivative instrument previously accumulated in other comprehensive (loss) income for de-designated hedges remains in AOCI until the forecasted transaction affects earnings. Changes in the value of derivative instruments after de-designation are recorded in earnings.
INTEREST RATE SWAPS
We are exposed to cash flow interest rate risk on our variable-rate Term Credit Agreement, Incremental Term Loan Agreement and 2020 Incremental Term Loan Facility, and use variable-to-fixed interest rate swaps to hedge this exposure. For these derivative instruments, we report the gains/losses from the fluctuations in the fair market value of the hedges in AOCI and reclassify them to earnings as interest expense in the same period in which the hedged interest payments affect earnings.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
The following table contains information on the outstanding interest rate swaps as of December 31, 2020:

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

(a)All interest rate swaps have been designated as interest rate cash flow hedges and qualify for hedge accounting.
(b)The interest rate swap entered in June 2020, was an off-market derivative, meaning it contained an embedded financing element, which the counterparties recovered through an incremental change in the fixed rate over what would have been charged for an at-market swap.
(c)Rate is before estimated patronage payments.
TREASURY LOCKS
During the first quarter of 2020, we entered into treasury lock agreements, which were designated and qualified as cash flow hedges. These derivative instruments hedged the impact of changes in the benchmark interest rate to future interest payments associated with anticipated debt issuances. Prior to expiration, we de-designated and settled the treasury locks by converting them into interest rate swap lock agreements (discussed below). To the extent we de-designate or terminate a cash flow hedging relationship and the associated hedged item continues to exist, any unrealized gain or loss of the cash flow hedge at the time of de-designation remains in AOCI and is amortized using the straight-line method through interest expense over the remaining life of the hedged item. Amounts recorded in AOCI in connection with the settled treasury locks were ($20.8) million which will be reclassified to earnings through interest expense over the life of the 2020 Incremental Term Loan Facility.
The following table contains information on the expired treasury lock agreements entered into during the twelve months ended December 31, 2020:

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
(b)    See Note 8 — Debt for more information. We anticipate extending the term of the 2020 Incremental Term Loan facility for an additional five-year term upon maturity.
INTEREST RATE SWAP LOCKS
Upon de-designation, we converted the above treasury lock agreements to interest rate swap lock agreements to hedge the risk of changes in the interest payments attributable to changes in the benchmark LIBOR interest rate associated with anticipated issuances of debt. The interest rate swap locks were designated and qualified as cash flow hedges.
Prior to expiration, we de-designated and partially cash settled $11.1 million of the interest rate swap locks and converted them into interest rate swap agreements. To the extent we de-designate or terminate a cash flow hedging relationship and the associated hedged item continues to exist, any unrealized gain or loss of the cash flow hedge

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
at the time of de-designation remains in accumulated other comprehensive loss and is amortized using the straight-line method through interest expense over the remaining life of the hedged item. Incremental amounts recorded in accumulated other comprehensive loss in connection with the settled interest rate swap locks were ($1.4) million, which will be reclassified to earnings through interest expense over the life of the 2020 Incremental Term Loan Facility.
The following table contains information on the terminated interest rate swap lock agreements as of December 31, 2020:

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
(c)    See Note 8 — Debt for information. We anticipate extending the term of the 2020 Incremental Term Loan facility for an additional five-year term upon maturity.
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
The following table contains information on the outstanding forward-starting interest rate swaps as of December 31, 2020:

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
CARBON OPTIONS
The New Zealand subsidiary enters into carbon options from time to time to sell carbon assets at certain prices. Changes in fair value of the carbon option contracts are recorded in “Interest and other miscellaneous income, net” as the contracts do not qualify for hedge accounting treatment. As of December 31, 2020, all existing carbon option contracts have expired.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
The following table demonstrates the impact, gross of tax, of our derivatives on the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2020, 2019 and 2018.

	Location on Statement of Income and Comprehensive Income	2020	2019	2018
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive (loss) income	$5,376	$2,211	($4,357)
Foreign currency option contracts	Other comprehensive (loss) income	1,211	159	(180)
Interest rate swaps	Other comprehensive (loss) income	(76,567)	(29,893)	8,745
Interest rate products	Interest Expense	10,769	(2,296)	(449)

Derivatives designated as a net investment hedge:
Foreign currency exchange contract	Other comprehensive (loss) income	—	—	(344)

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Interest and other miscellaneous income, net	—	$135	$2,183
Carbon options	Interest and other miscellaneous income, net	563	(105)	(158)
During the next 12 months, the amount of the December 31, 2020 AOCI balance, net of tax, expected to be reclassified into earnings as a result of the maturation of our derivative instruments is a gain of approximately $4.7 million.
The following table contains the notional amounts of the derivative financial instruments recorded in the Consolidated Balance Sheets at December 31, 2020 and 2019:

	Notional Amount
	2020	2019
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	$49,000	$56,350
Foreign currency option contracts	28,000	22,000
Interest rate swaps	900,000	650,000
Forward-starting interest rate swaps	475,000	—

Derivatives not designated as hedging instruments:
Carbon options (a)	—	9,592

(a)Notional amount for carbon options is calculated as the number of units outstanding multiplied by the spot price as of the end of the period.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
The following table contains the fair values of the derivative financial instruments recorded in the Consolidated Balance Sheets at December 31, 2020 and 2019. Changes in balances of derivative financial instruments are recorded as operating activities in the Consolidated Statements of Cash Flows:

		Fair Value Assets (Liabilities) (a)
	Location on Balance Sheet	2020	2019
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other current assets	$4,968	$424
	Other assets	1,050	390
	Other current liabilities	—	(172)
Foreign currency option contracts	Other current assets	1,526	151
	Other assets	—	209
	Other current liabilities	(11)	(27)
	Other non-current liabilities	—	(30)
Interest rate swaps	Other assets	—	2,614
	Other non-current liabilities	(51,580)	(11,068)
Forward-starting interest rate swaps	Other assets	513	—
	Other non-current liabilities	(13,042)	—

Derivatives not designated as hedging instruments:
Carbon options (a)	Other current liabilities	—	(607)

Total derivative contracts:
Other current assets		$6,494	$575
Other assets		1,563	3,213
Total derivative assets		$8,057	$3,788

Other current liabilities		(11)	(806)
Other non-current liabilities		(64,622)	(11,098)
Total derivative liabilities		($64,633)	($11,904)

(a)See Note 17 — Fair Value Measurements for further information on the fair value of our derivatives including their classification within the fair value hierarchy.
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

17.FAIR VALUE MEASUREMENTS
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
    The following table presents the carrying amount and estimated fair values of our financial instruments at December 31, 2020 and 2019, using market information and what we believe to be appropriate valuation methodologies under generally accepted accounting principles:

	December 31, 2020			December 31, 2019
Asset (liability) (a)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents, excluding Timber Funds	$80,454	$80,454	—	$68,735	$68,735	—
Cash and cash equivalents, Timber Funds	4,053	4,053	—	—	—	—
Restricted cash (b)	2,975	2,975	—	1,233	1,233	—
Current maturities of long-term debt, excluding Timber Funds	—	—	—	(82,000)	—	(82,000)
Long-term debt, excluding Timber Funds (c)	(1,300,336)	—	(1,313,631)	(973,129)	—	(981,500)
Long-term debt, Timber Funds (c)	(60,179)	—	(60,474)	—	—	—
Interest rate swaps (d)	(51,580)	—	(51,580)	(8,454)	—	(8,454)
Forward-starting interest rate swaps (d)	(12,529)	—	(12,529)	—	—	—
Foreign currency exchange contracts (d)	6,018	—	6,018	642	—	642
Foreign currency option contracts (d)	1,515	—	1,515	303	—	303
Carbon options contracts (d)	—	—	—	(607)	—	(607)
Marketable equity securities (e)	—	—	—	10,582	10,582	—
Noncontrolling Interests in the Operating Partnership (f)	130,121	130,121	—	—	—	—

(a)We did not have Level 3 assets or liabilities at December 31, 2020 and 2019.
(b)Restricted cash represents the proceeds from like-kind exchange sales deposited with a third-party intermediary and cash held in escrow for real estate development obligations. See Note 23 - Restricted Cash for additional information.
(c)The carrying amount of long-term debt is presented net of capitalized debt costs on non-revolving debt. See Note 8 — Debt for additional information.
(d)See Note 16 — Derivative Financial Instruments and Hedging Activities for information regarding the Balance Sheet classification of our derivative financial instruments.
(e)Investments in marketable securities are classified in “Other Assets” based on the nature of the securities and their availability for use in current operations. See Note 24 - Other Assets for additional information.
(f)Noncontrolling interests in the Operating Partnership is neither an asset nor liability and is classified as temporary equity in the Company’s Consolidated Balance Sheets. This relates to the ownership of Rayonier, L.P. Units by various individuals and entities other than the Company.

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
    The following table presents marketable equity securities that have been in a continuous unrealized gain position for less than 12 months and for 12 months or greater at December 31, 2020 and December 31, 2019:

	December 31, 2020				December 31, 2019
	Carrying Amount	Less than 12 Months	12 Months or Greater	Total	Carrying Amount	Less than 12 Months	12 Months or Greater	Total
Fair value of marketable equity securities	—	—	—	—	$10,582	$10,582	—	$10,582
Unrealized gains	—	—	—	—	—	3,043	—	3,043

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
18.EMPLOYEE BENEFIT PLANS
We have one qualified non-contributory defined benefit pension plan covering a portion of its employees and an unfunded plan that provides benefits in excess of amounts allowable under current tax law in the qualified plans. We closed enrollment in the pension plans to salaried employees hired after December 31, 2005. Effective December 31, 2016, we froze benefits for all employees participating in the pension plan. In lieu of the pension plan, we provide those employees with an enhanced 401(k) plan match similar to what is currently provided to employees hired after December 31, 2005. Employee benefit plan liabilities are calculated using actuarial estimates and management assumptions. These estimates are based on historical information, along with certain assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause the estimates to change.
The following tables set forth the change in the projected benefit obligation and plan assets and reconcile the funded status and the amounts recognized in the Consolidated Balance Sheets for the pension and postretirement benefit plans for the two years ended December 31:

	Pension		Postretirement
	2020	2019	2020	2019
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$90,261	$79,559	$1,634	$1,303
Service cost	—	—	6	6
Interest cost	2,706	3,197	51	54
Actuarial loss (gain)	10,915	10,828	209	285
Benefits paid	(3,413)	(3,323)	(14)	(14)
Projected benefit obligation at end of year	$100,469	$90,261	$1,886	$1,634

Change in Plan Assets
Fair value of plan assets at beginning of year	$66,460	$50,949	—	—
Actual return on plan assets	13,329	12,975	—	—
Employer contributions	3,005	6,413	14	14
Benefits paid	(3,413)	(3,284)	(14)	(14)
Other expense	(498)	(593)	—	—
Fair value of plan assets at end of year	$78,883	$66,460	—	—

Funded Status at End of Year:
Net accrued benefit cost	($21,586)	($23,801)	($1,886)	($1,634)

Amounts Recognized in the Consolidated
Balance Sheets Consist of:
Current liabilities	($86)	($86)	($41)	($38)
Noncurrent liabilities	(21,500)	(23,715)	(1,845)	(1,596)
Net amount recognized	($21,586)	($23,801)	($1,886)	($1,634)

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
Net gains or losses recognized in other comprehensive (loss) income for the three years ended December 31 are as follows:

	Pension			Postretirement
	2020	2019	2018	2020	2019	2018
Net (losses) gains	($1,587)	($1,514)	($1,743)	($207)	($285)	$149
In 2020, net losses recognized in other comprehensive income for our pension plan was primarily due to an approximate 80 bps decline in the discount rate ($11.2 million) and unfavorable demographic experience ($0.4 million), partially offset by higher than expected return on plan assets ($9.3 million) and updates to mortality rates ($0.7 million). Net losses recognized in other comprehensive income for our postretirement plan was primarily due to an approximate 74 bps decline in the discount rate ($0.2 million).
Net gains or losses reclassified from other comprehensive income and recognized as a component of pension and postretirement expense for the three years ended December 31 are as follows:

	Pension			Postretirement
	2020	2019	2018	2020	2019	2018
Amortization of losses (gains)	$861	$449	$673	$8	—	$2
Net losses that have not yet been included in pension and postretirement expense for the two years ended December 31, but have been recognized as a component of AOCI are as follows:

	Pension		Postretirement
	2020	2019	2020	2019
Net losses	($25,043)	($24,317)	($491)	($292)
Deferred income tax benefit	1,216	1,216	6	6
AOCI	($23,827)	($23,101)	($485)	($286)
For pension and postretirement plans with accumulated benefit obligations in excess of plan assets, the following table sets forth the projected and accumulated benefit obligations and the fair value of plan assets for the two years ended December 31:

	2020	2019
Projected benefit obligation	$100,469	$90,261
Accumulated benefit obligation	100,469	90,261
Fair value of plan assets	78,883	66,460
The following tables set forth the components of net pension and postretirement benefit cost (credit) that have been recognized during the three years ended December 31:

	Pension			Postretirement
	2020	2019	2018	2020	2019	2018
Components of Net Periodic Benefit Cost (Credit)
Service cost	—	—	—	$6	$6	$7
Interest cost	2,706	3,197	3,021	51	54	38
Expected return on plan assets	(3,504)	(3,107)	(3,934)	—	—	—
Amortization of losses (gains)	861	449	673	8	—	2
Net periodic benefit cost (credit)	$63	$539	($240)	$65	$60	$47

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
The following table sets forth the principal assumptions inherent in the determination of benefit obligations and net periodic benefit cost of the pension and postretirement benefit plans as of December 31:

	Pension			Postretirement
	2020	2019	2018	2020	2019	2018
Assumptions used to determine benefit obligations at December 31:
Discount rate	2.26%	3.06%	4.11%	2.42%	3.16%	4.18%
Assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	3.06%	4.11%	3.48%	3.16%	4.18%	3.56%
Expected long-term return on plan assets	5.72%	5.72%	7.17%	—	—	—
At December 31, 2020, the pension plan’s discount rate was 2.3%, which closely approximates interest rates on high quality, long-term obligations. In 2020, the expected return on plan assets remained flat at 5.7%, which is based on historical and expected long-term rates of return on broad equity and bond indices and consideration of the actual annualized rate of return. We utilize this information in developing assumptions for returns, risks and correlations of asset classes, which are then used to establish the asset allocation ranges.
INVESTMENT OF PLAN ASSETS
Our Pension and Savings Plan Committee and the Audit Committee of the Board of Directors oversee the pension plans’ investment program, which is designed to maximize returns and provide sufficient liquidity to meet plan obligations while maintaining acceptable risk levels. The investment approach emphasizes diversification by allocating the plans’ assets among asset categories and selecting investment managers whose various investment methodologies will be minimally correlative with each other.
In 2020, we transitioned to a liability-driven investment (“LDI”) strategy. An LDI strategy focuses on maintaining a close to fully-funded status over the long-term with minimal funded status risk. This is achieved by investing more of the plan assets in fixed income instruments to more closely match the duration of the plan liability. The investment allocation to fixed income instruments will increase as the plans' funded status increases. Investment target allocation percentages for equity securities can range up to 80 percent.
Our pension plans’ asset allocation (excluding short-term investments) at December 31, 2020 and 2019 are as follows:

	Percentage of Plan Assets
Asset Category	2020	2019
Domestic equity securities	44%	41%
International equity securities	30%	28%
Domestic fixed income securities	21%	25%
International fixed income securities	3%	4%
Real estate fund	2%	2%
Total	100%	100%
Investments within the equity categories may include large capitalization, small capitalization and emerging market securities, while the international fixed income portfolio may include emerging markets debt. Pension assets did not include a direct investment in Rayonier common shares during the years ended December 31, 2020 and 2019.

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
The following table sets forth the net asset value of the plan assets as of December 31, 2020 or 2019.

	December 31, 2020	December 31, 2019
Asset Category
Investments at Net Asset Value:
Separate Investment Accounts	$78,883	$66,460
Total Investments at Net Asset Value	$78,883	$66,460
CASH FLOWS
Our expected benefit payments to be made for the next 10 years are as follows:

	Pension Benefits	Postretirement Benefits
2021	$3,774	$41
2022	4,026	45
2023	4,135	48
2024	4,327	52
2025	4,445	55
2026-2030	23,200	328
We have no pension contribution requirements in 2021.
DEFINED CONTRIBUTION PLANS
We provide a defined contribution plan to all of our eligible employees. Upon completion of the merger with Pope Resources, former eligible Pope Resource employees were immediately eligible to participate in the Rayonier 401(k) plan. Pope Resources employees’ year of service were credited to the 401(k) plan for vesting purposes. Company match contributions charged to expense for these plans were $1.1 million, $1.0 million and $0.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. The defined contribution plan includes Rayonier common shares with a fair market value of $8.5 million and $10.6 million at December 31, 2020 and 2019, respectively. As of June 1, 2016, the Rayonier Inc. Common Stock Fund was closed to new contributions. Transfers out of the fund will continue to be permitted, but no new investments or transfers into the fund are allowed.
As discussed above, the defined benefit pension plan is currently frozen. In lieu of the pension plan, employees are eligible to receive an enhanced match contribution. Company enhanced match contributions charged to expense for the years ended December 31, 2020, 2019 and 2018 were $1.0 million, $0.9 million and $0.8 million, respectively.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
19.INCENTIVE STOCK PLANS
The Rayonier Incentive Stock Plan (the “Stock Plan”) provides up to 15.8 million shares to be granted for incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and restricted stock units, subject to certain limitations. At December 31, 2020, a total of 2.8 million shares were available for future grants under the Stock Plan. Under the Stock Plan, shares available for issuance are reduced by 1 share for each option or right granted and by 2.27 shares for each performance share, restricted share or restricted stock unit granted. We issue new shares of stock upon the exercise of stock options, the granting of restricted stock, and the vesting of performance shares and restricted stock units.
A summary of our stock-based compensation cost is presented below:

	2020	2019	2018
Selling and general expenses	$6,839	$6,416	$5,623
Cost of sales	693	378	704
Timber and Timberlands, net (a)	170	110	101
Other operating expense, net (b)	324	—	—
Total stock-based compensation	$8,026	$6,904	$6,428

Tax benefit recognized related to stock-based compensation expense (c)	$421	$362	$338

(a)Represents amounts capitalized as part of the overhead allocation of timber-related costs.
(b)Represents expense associated with the acceleration of share-based compensation on Pope replacement awards related to qualifying terminations. See Note 21 - Charges for Integration and Restructuring for additional details.
(c)A valuation allowance is recorded against the tax benefit recognized as we do not expect to be able to realize the benefit in the future.
FAIR VALUE CALCULATIONS BY AWARD
RESTRICTED STOCK
Restricted stock granted to employees under the Stock Plan generally vests in fourths on the first, second, third and fourth anniversary of the grant date. Restricted stock granted to senior management generally vests in thirds on the third, fourth, and fifth anniversary of the grant date. Periodically, other one-time restricted stock grants are issued to employees for special purposes, such as new hire, promotion or retention, and can vest ratably over, or upon completion of, a defined period of time. Generally, holders of restricted stock receive dividend equivalent payments on outstanding restricted shares. Restricted stock granted to members of the board of directors generally vests immediately upon issuance and is subject to certain holding requirements. The fair value of each share granted is equal to the share price of the the Company’s stock on the date of grant. We have elected to value each grant in total and recognize the expense on a straight-line basis from the grant date of the award to the latest vesting date. As permitted, we do not estimate a forfeiture rate for non-vested shares. Accordingly, unexpected forfeitures will lower stock-based compensation during the period in which they occur.
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
A qualifying termination of an awardee will result in the acceleration of vesting and expense recognition in the period that the qualifying termination occurs. Qualifying terminations during the year ended December 31, 2020 resulted in the accelerated vesting of 15,049 of the replacement awards and recognition of approximately $0.3 million of expense. This accelerated vesting expense is included in merger-related integration costs as described in Note 21 — Charges for Integration and Restructuring.
As of December 31, 2020, there was $2.0 million of unrecognized compensation cost attributable to our restricted stock. We expect to recognize this cost over a weighted average period of 1.7 years.
A summary of our restricted stock is presented below:

	2020	2019	2018
Restricted shares granted (a)	100,452	24,592	87,924
Weighted average price of restricted shares granted	$23.15	$30.90	$35.44
Intrinsic value of restricted stock outstanding (b)	4,666	5,540	8,792
Grant date fair value of restricted stock vested	2,755	5,339	1,582
Cash used to purchase common shares from current and former employees to pay withholding tax requirements on restricted shares vested	566	1,610	334

(a)The year ended December 31, 2020 includes 69,176 replacement awards issued as a result of the merger with Pope Resources.
(b)Intrinsic value of restricted stock outstanding is based on the market price of the Company’s stock at December 31, 2020.

	2020
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested Restricted Shares at January 1,	169,114	$29.45
Granted (a)	100,452	23.15
Vested (b)	(109,764)	25.10
Cancelled	(982)	30.46
Non-vested Restricted Shares at December 31,	158,820	$28.47

(a)The year ended December 31, 2020 includes 69,176 replacement awards issued as a result of the merger with Pope Resources.
(b)The year ended December 31, 2020 includes 15,049 replacement awards vested as a result of acceleration due to qualifying terminations.
RESTRICTED STOCK UNITS
In April 2019, we began granting restricted stock units instead of restricted stock to employees. All attributes of our restricted stock described herein, including vesting characteristics, dividend payments, fair value measurement and expense recognition, apply equally to restricted stock units granted under the Stock Plan.
As of December 31, 2020, there was $5.2 million of unrecognized compensation cost attributable to our restricted stock units. We expect to recognize this cost over a weighted average period of 3.5 years.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
A summary of our restricted stock units is presented below:

	2020	2019	2018
Restricted stock units granted	171,409	103,634	—
Weighted average price of restricted stock units granted	$22.58	$31.51	—
Intrinsic value of restricted stock units outstanding (a)	7,801	3,351	—
Grant date fair value of restricted stock units vested	$218	$2	—
Cash used to purchase common shares from current and former employees to pay withholding tax requirements on restricted stock units vested	$47	$1	—

(a)Intrinsic value of restricted stock units outstanding is based on the market price of the Company’s stock at December 31, 2020.

	2020
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested Restricted Stock Units at January 1,	102,297	$31.50
Granted	171,409	22.58
Vested	(6,868)	31.71
Cancelled	(1,316)	28.35
Non-vested Restricted Stock Units at December 31,	265,522	$25.75
PERFORMANCE SHARE UNITS
Our performance share units generally vest upon completion of a three-year period. The number of shares, if any, that are ultimately awarded is contingent upon our total shareholder return versus selected peer group companies. The performance share payout is based on a market condition, and as such, the awards are valued using a Monte Carlo simulation model. The model generates the fair value of the award at the grant date, which is then recognized as expense on a straight-line basis over the vesting period. Additionally, we do not estimate a forfeiture rate for non-vested units. As such, unexpected forfeitures will lower stock-based compensation during the period in which they occur.
The Stock Plan allows for the cash settlement of the required withholding tax on performance share unit awards. As of December 31, 2020, there was $6.3 million of unrecognized compensation cost related to our performance share unit awards, which is attributable to awards granted in 2018, 2019 and 2020. This cost is expected to be recognized over a weighted average period of 1.9 years.
A summary of our performance share units is presented below:

	2020	2019	2018
Common shares reserved for performance shares granted during year	361,870	232,684	213,154
Weighted average fair value of performance share units granted	$29.59	$35.99	$40.27
Intrinsic value of outstanding performance share units (a)	11,711	10,758	9,229
Fair value of performance shares vested	3,522	6,387	5,670
Cash used to purchase common shares from current and former employees to pay withholding tax requirements on performance shares vested	992	2,639	2,651

(a)Intrinsic value of outstanding performance share units is based on the market price of the Company's stock at December 31, 2020.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	2020
	Number of Units	Weighted Average Grant Date Fair Value
Outstanding Performance Share units at January 1,	328,386	$36.06
Granted	180,935	29.59
Units Distributed	(109,470)	32.17
Other Cancellations/Adjustments	(1,244)	38.04
Outstanding Performance Share units at December 31,	398,607	$34.17

Expected volatility was estimated using daily returns on the Company’s common shares for the three-year period ending on the grant date. The risk-free rate was based on the 3-year U.S. treasury rate on the date of the award. The dividend yield was not used to calculate fair value as awards granted receive dividend equivalents. The following table provides an overview of the assumptions used in calculating the fair value of the awards granted for the three years ended December 31, 2020:

	2020	2019	2018
Expected volatility	32.6%	18.4%	20.8%
Risk-free rate	0.3%	2.3%	2.4%

NON-QUALIFIED EMPLOYEE STOCK OPTIONS
The exercise price of each non-qualified stock option granted under the Stock Plan is equal to the closing market price of the Company’s stock on the grant date. Under the Stock Plan, the maximum term is 10 years from the grant date.
A summary of the status of our stock options as of and for the year ended December 31, 2020 is presented below:

	2020
	Number of Shares	Weighted Average Exercise Price (per common share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1,	414,402	$33.30
Granted	—	—
Exercised	(50,228)	27.23
Cancelled or expired	(23,189)	35.08
Options outstanding at December 31,	340,985	34.07	2.2	$5
Options exercisable at December 31,	340,985	$34.07	2.2	$5
A summary of additional information pertaining to our stock options is presented below:

	2020	2019	2018
Intrinsic value of options exercised (a)	$108	$475	$2,618
Cash received from exercise of options	1,368	1,260	8,591

(a)Intrinsic value of options exercised is the amount by which the fair value of the stock on the exercise date exceeded the exercise price of the option.
As of December 31, 2020, compensation cost related to stock options was fully recognized.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
20.OTHER OPERATING (EXPENSE) INCOME, NET
The following table provides the composition of Other operating (expense) income, net for the three years ended December 31:

	2020	2019	2018
(Loss) gain on foreign currency remeasurement, net of cash flow hedges	($3,503)	($3,077)	$370
Gain on sale or disposal of property plant & equipment	121	56	7
Income from sale of unused Internet Protocol addresses	—	—	646
Log trading marketing fees	56	314	286
Cost related to the merger with Pope Resources (a)	(17,166)	—	—
Equity loss related to Ferncliff Investors joint venture (b)	(721)	—	—
Miscellaneous expense, net	(472)	(1,826)	(169)
Total	($21,685)	($4,533)	$1,140

(a)Includes legal, accounting, due diligence, consulting and other costs related to the merger with Pope Resources. See Note 2 - Merger with Pope Resources and Note 21 - Charges for Integration and Restructuring for additional information.
(b)See Note 6 - Noncontrolling Interests and Note 27 - Variable Interest Entities for additional information on Ferncliff Investors.

21.    CHARGES FOR INTEGRATION AND RESTRUCTURING

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
A summary of the charges for integration and restructuring related to the Mergers is presented below:

2020
Termination benefits	$625
Acceleration of share-based compensation related to qualifying terminations (Note 19)	324
Professional services	14,314
Other integration and restructuring costs	1,903
Total integration and restructuring charges related to the Mergers	$17,166

Changes in accrued severance related to restructuring during 2020 were as follows:

2020
Accrued severance as of January 1, 2020	—
Charges	625
Payments	(513)
Accrued severance as of December 31, 2020	$112

Accrued severance is recorded within “Accrued Payroll and Benefits” in our Consolidated Balance Sheets. The accrued severance balance as of December 31, 2020 is expected to be paid within one year.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
22.INVENTORY
    As of December 31, 2020 and 2019, our inventory was solely comprised of finished goods, as follows:

	2020	2019
Finished goods inventory
Real estate inventory (a)	$6,756	$12,663
Log inventory	3,838	1,855
Total inventory	$10,594	$14,518

(a)Represents the cost of HBU real estate (including capitalized development investments) under contract to be sold. See Note 9 — Higher and Better Use Timberlands and Real Estate Development Investments for additional information.

23.RESTRICTED CASH
In order to qualify for like-kind exchange (“LKE”) treatment, the proceeds from real estate sales must be deposited with a third-party intermediary. These proceeds are accounted for as restricted cash until a suitable replacement property is acquired. In the event that the LKE purchases are not completed, the proceeds are returned to us after 180 days and reclassified as available cash. As of December 31, 2020 and 2019, we had $3.0 million and $1.2 million, respectively, of proceeds from real estate sales classified as restricted cash which were deposited with an LKE intermediary as well as cash held in escrow for real estate development obligations.
The following table contains the amount of restricted cash recorded in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows for the years ended December 31:

	2020	2019
Restricted cash deposited with LKE intermediary	—	$758
Restricted cash held in escrow	2,975	475
Total restricted cash shown in the Consolidated Balance Sheets	2,975	1,233
Cash and cash equivalents	84,507	68,735
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$87,482	$69,968

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
24.OTHER ASSETS
    Included in Other Assets are derivatives, goodwill in the New Zealand subsidiary, long-term prepaid roads, patronage equity, marketable equity securities and other deferred expenses including deferred financing costs related to revolving debt and capitalized software costs.
    See Note 16 — Derivative Financial Instruments and Hedging Activities for further information on derivatives including their classification on the Consolidated Balance Sheets.
    Changes in goodwill for the years ended December 31, 2020 and 2019 were:

	2020	2019
Balance, January 1 (net of $0 of accumulated impairment)	$8,611	$8,307
Changes to carrying amount
Acquisitions	—	—
Impairment	—	—
Foreign currency adjustment	332	304
Balance, December 31 (net of $0 of accumulated impairment)	$8,943	$8,611
    See Note 1 — Summary of Significant Accounting Policies for additional information on goodwill.
    As of December 31, 2020 and 2019, Rayonier’s prepaid logging and secondary roads follows:

	2020	2019
Long-term and prepaid and secondary roads
Pacific Northwest long-term prepaid roads	$4,087	$4,198
New Zealand long-term secondary roads	5,767	4,265
Total long-term prepaid and secondary roads	$9,854	$8,463
    See Note 1 — Summary of Significant Accounting Policies for additional information on prepaid logging roads.
As of December 31, 2020 and 2019, Rayonier’s patronage equity follows:

	2020	2019
Patronage Equity	$6,685	$5,217
See Note 1 — Summary of Significant Accounting Policies for additional information on patronage equity.

As of December 31, 2020 and 2019, Rayonier’s deferred financing costs related to revolving debt follows:

	2020	2019
Deferred financing costs related to revolving debt	$1,040	$102
    See Note 1 — Summary of Significant Accounting Policies for additional information on deferred financing costs related to revolving debt.
As of December 31, 2020 and 2019, Rayonier’s capitalized software costs follows:

	2020	2019
Capitalized software costs	$3,651	$3,605
        See Note 1 — Summary of Significant Accounting Policies for additional information on capitalized software costs.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
As of December 31, 2020 and 2019, Rayonier’s investments in marketable equity securities follows:

	2020	2019
Investments in marketable equity securities	—	$10,582
        See Note 1 — Summary of Significant Accounting Policies for additional information on investments in marketable equity securities. As of December 31, 2019, our investments in marketable equity securities consisted entirely of 114,400 limited partnership units of Pope Resources, originally purchased in an open-market transaction at $65.90 per unit. These units were included as consideration transferred in the merger with Pope Resources. See Note 2 — Merger with Pope Resources for additional information.

25.    ASSETS HELD FOR SALE
    Assets held for sale is composed of properties not included in inventory under contract and expected to be sold within the next 12 months that also meet the other relevant held-for-sale criteria in accordance with ASC 360-10-45-9. As of December 31, 2020, the basis in properties meeting this classification was $3.4 million. Since the basis in these properties was less than the fair value, including costs to sell, no impairment was recognized. As of December 31, 2019, there were no properties classified as assets held for sale.

26.ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
    The following table summarizes the changes in AOCI by component for the years ended December 31, 2020 and 2019. All amounts are presented net of tax effect and exclude portions attributable to noncontrolling interest.

	Foreign currency translation gains/(losses)	Net investment hedges of New Zealand subsidiary	Cash flow hedges		Employee benefit plans		Total Rayonier, L.P.	Allocation of Operating Partnership	Total Rayonier Inc.
Balance as of December 31, 2018	($1,010)	$1,321	$21,965		($22,037)		$239	—	$239
Other comprehensive (loss) income before reclassifications	784	—	(29,251)		(1,799)		(30,266)	—	(30,266)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	(1,624)		449	(b)	(1,175)	—	(1,175)
Net other comprehensive (loss) income	784	—	(30,875)		(1,350)		(31,441)	—	(31,441)
Balance as of December 31, 2019	($226)	$1,321	($8,910)		($23,387)		($31,202)	—	($31,202)
Other comprehensive (loss) income before reclassifications	22,928	—	(71,644)	(a)	(1,794)		(50,510)	—	(50,510)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	9,498		869	(b)	10,367	(2,540)	7,827
Net other comprehensive (loss) income	22,928	—	(62,146)		(925)		(40,143)	(2,540)	(42,683)
Balance as of December 31, 2020	$22,702	$1,321	($71,056)		($24,312)		($71,345)	($2,540)	($73,885)

(a)Includes $76.6 million of other comprehensive loss related to interest rate swaps. See Note 16 — Derivative Financial Instruments and Hedging Activities for additional information.
(b)This component of other comprehensive (loss) income is included in the computation of net periodic pension cost. See Note 18 — Employee Benefit Plans for additional information.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
    The following table presents details of the amounts reclassified in their entirety from AOCI for the years ended December 31, 2020 and 2019:

Details about accumulated other comprehensive (loss) income components	Amount reclassified from accumulated other comprehensive (loss) income		Affected line item in the income statement
	2020	2019
Realized (gain) loss on foreign currency exchange contracts	($2,324)	$1,246	Other operating income, net
Realized (gain) loss on foreign currency option contracts	30	(33)	Other operating income, net
Noncontrolling interest	528	(279)	Comprehensive income (loss) attributable to noncontrolling interest
Realized loss (gain) on interest rate contracts	10,769	(2,296)	Interest expense
Income tax expense (benefit) from foreign currency contracts	495	(262)	Income tax expense (Note 11)
Net loss (gain) on cash flow hedges reclassified from accumulated other comprehensive income	$9,498	($1,624)

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
27.    VARIABLE INTEREST ENTITIES
ORM Timber Fund II, Inc. (Fund II), ORM Timber Fund III LLC (Fund III), and ORM Timber Fund IV LLC. (Fund IV) (Collectively, the “Funds”)
In the Mergers, we became manager of three private equity timber funds, Fund II, Fund III, and Fund IV, and obtained ownership interests in the Funds of 20%, 5%, and 15%, respectively. We determined, based upon an analysis under the variable interest entity guidance, that we have the power to direct the activities that most significantly impact the Funds’ economic success. Therefore, we are considered the primary beneficiary and are required under ASC 810 — Consolidation to consolidate the Funds. For further information on the Funds, see Note 6 — Noncontrolling Interests.
The assets, liabilities and equity of the Funds as of December 31, 2020, were as follows:

Timber Funds	2020
Assets:
Cash and cash equivalents	$4,053
Accounts receivable	3,620
Prepaid expenses	132
Other current assets	41
Total current assets	7,846
Timber and timberlands, net of depletion and amortization	410,884
Total assets	$418,730
Liabilities and Equity:
Accounts payable	$939
Intercompany payable (a)	1,319
Accrued taxes	314
Accrued interest	513
Deferred revenue	323
Other current liabilities	732
Total current liabilities	4,140
Long-term debt, net of deferred financing costs	60,179
Funds’ equity	354,411
Total liabilities and equity	$418,730

(a)Includes management fees and other expenses payable to the Operating Partnership. These amounts are eliminated in the Consolidated Balance Sheets.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
Ferncliff Investors
We also acquired in the Mergers an ownership interest in a real estate joint venture entity. We determined, based upon an analysis under the variable interest entity guidance, that we have the power to direct the activities that most significantly impact the joint venture investment’s economic success. Therefore, we are considered the primary beneficiary and are required under ASC 810 — Consolidation to consolidate Ferncliff Investors. For further information on Ferncliff Investors, see Note 6 — Noncontrolling Interests.
The assets, liabilities and equity of Ferncliff Investors as of December 31, 2020, were as follows:

Ferncliff Investors	2020
Assets:
Cash and cash equivalents	$4,503
Intercompany receivable	111
Total current assets	4,614
Investment in real estate joint venture entity	2,112
Advances to real estate joint venture entity	1,000
Total assets	$7,726
Liabilities and equity:
Other accrued and deferred liabilities	$3,447
Total current liabilities	3,447
Ferncliff Investors’ equity	4,279
Total liabilities and equity	$7,726

28.    RELATED PARTY
In January 2020, we entered into an agreement to sell developed lots to Mattamy Jacksonville LLC, a wholly owned subsidiary of Mattamy Homes, for an aggregate base purchase price of $4.45 million (subject to multiple takedowns over a 2 year period), plus additional consideration as to each lot to the extent the ultimate sales price of each finished home exceeds agreed price thresholds (the “Mattamy Contract”). The Mattamy contract also includes marketing fee revenue based on 1.25% of the sales price of each finished home.
In September 2020, Keith Bass, a member of our Board of Directors, was named the Chief Executive Officer of Mattamy Homes US. Following this development, the Mattamy Contract and the ongoing obligations therein, were reviewed by the Nominating and Corporate Governance Committee in accordance with established policies and procedures regarding the authorization and approval of transactions with related parties.
The following table demonstrates the impact, gross of tax, of our related party transactions on the Consolidated Statements of Income and Comprehensive Income for the three years ended December 31:

Related Party Transaction	Location on Statement of Income and Comprehensive Income	2020	2019	2018
Mattamy Contract	Sales	$1,354	—	—

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

Item 9A.    CONTROLS AND PROCEDURES
Rayonier Inc.
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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of December 31, 2020.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
In the year ended December 31, 2020, based upon the evaluation required by paragraph (d) of Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.
Rayonier, L.P.
DISCLOSURE CONTROLS AND PROCEDURES
The Operating Partnership is responsible for establishing and maintaining adequate disclosure controls and procedures. Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are designed with the objective of ensuring that information required to be disclosed by Rayonier, L.P. in reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including Rayonier’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Because of the inherent limitations in all control systems, no control evaluation can provide absolute assurance that all control exceptions and instances of fraud have been prevented or detected on a timely basis. Even systems determined to be effective can provide only reasonable assurance that their objectives are achieved.
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, our management, including Rayonier’s Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of December 31, 2020.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
In the year ended December 31, 2020, based upon the evaluation required by paragraph (d) of Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    OTHER INFORMATION
Not applicable.

PART III
Certain information required by Part III is incorporated by reference from the Company’s Definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2021 Annual Meeting of Shareholders (the “Proxy Statement”). We will make the Proxy Statement available on our website at www.rayonier.com as soon as it is filed with the SEC.

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

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as a part of this report:
(i)See Index to Financial Statements on page 60 for a list of the financial statements filed as part of this report.
(ii)Financial Statement Schedules:

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2020, 2019, and 2018
(In Thousands)

Description	Balance at Beginning of Year	Additions Charged to Cost and Expenses		Deductions	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2020	$24	$1		—	$25
Year ended December 31, 2019	8	16		—	24
Year ended December 31, 2018	23	—		(15)	8

Deferred tax asset valuation allowance:
Year ended December 31, 2020	$39,320	$6,695	(a)	—	$46,015
Year ended December 31, 2019	38,839	481	(a)	—	39,320
Year ended December 31, 2018	34,889	3,950	(a)	—	38,839

(a)The 2020, 2019 and 2018 increase is comprised of valuation allowance against the TRS deferred tax assets.
All other financial statement schedules have been omitted because they are not applicable, the required matter is not present or the required information has otherwise been supplied in the financial statements or the notes thereto.
(i)See Exhibit Index for a list of the exhibits filed or incorporated herein as part of this report. Exhibits that are incorporated by reference to documents filed previously by the Company under the Securities Exchange Act of 1934, as amended, are filed with the SEC under File No. 1-6780.

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

1.1
Distribution Agreement, dated September 10, 2020, by and among Rayonier Inc., Rayonier, L.P., Citigroup Global Markets Inc., Credit Suisse Securities (USA), LLC, Goldman Sachs & Co. LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC and Raymond James & Associates, Inc.
Incorporated by reference to Exhibit 1.1 to the Registrant’s September 10, 2020 Form 8-K

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

2.4
Agreement and Plan of Merger, dated as of January 14, 2020, by and among Rayonier Inc., Rayonier Operating Company LLC, Pacific GP Merger Sub I, LLC, Pacific GP Merger Sub II, LLC, Pacific LP Merger Sub III, LLC, Pope Resources, a Delaware limited partnership, Pope MGP, Inc. and Pope EGP, Inc.
Incorporated by reference to Exhibit 2.1 to the Registrant’s January 15, 2020 Form 8-K

2.5
Amendment No. 1, dated as of April 1, 2020, to the Agreement and Plan of Merger, by and among Rayonier Inc., Rayonier, L.P., Rayonier Operating Company LLC, Rayonier Operating Holdings, LLC, Pacific GP Merger Sub I, LLC, Pacific GP Merger Sub II, LLC, Pacific LP Merger Sub III, LLC, Pope Resources, a Delaware limited partnership, Pope MGP, Inc. and Pope EGP, Inc.

Incorporated by reference to Exhibit 2.1 to the Registrant’s April 1, 2020 Form 8-K

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s May 23, 2012 Form 8-K

3.2	By-Laws	Incorporated by reference to Exhibit 3.2 to the Registrant’s October 21, 2009 Form 8-K

3.3	Limited Liability Company Agreement of Rayonier Operating Company LLC	Incorporated by reference to Exhibit 3.3 to the Registrant’s June 30, 2010 Form 10-Q

3.4	Amended and Restated Agreement of Limited Partnership of Rayonier, L.P., dated as of May 8, 2020	Incorporated by reference to Exhibit 3.1 to the Registrant’s May 13, 2020 Form 8-K

4.1	Indenture relating to the 3.75% Senior Notes due 2022, dated March 5, 2012, between Rayonier Inc., as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee	Incorporated by reference to Exhibit 4.1 to the Registrant’s March 5, 2012 Form 8-K

Exhibit No.	Description	Location
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

4.5	Form of Note for 3.75% Senior Notes due 2022 (contained in Exhibit A to Exhibit 4.5)	Incorporated by reference to Exhibit 4.2 to the Registrant’s March 5, 2012 Form 8-K

4.6	Indenture among Rayonier, L.P., Rayonier Inc., the guarantors party thereto from time to time and Wells Fargo Bank, National Association, as Trustee, dated as of September 9, 2020	Incorporated by reference to Exhibit 4.8 to the Registrant’s September 10, 2020 Registration Statement on Form S-3

4.7	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed herewith

10.1	Rayonier Investment and Savings Plan for Salaried Employees effective March 1, 1994, amended and restated effective April 1, 2015 and further amended effective September 8, 2015*	Incorporated by reference to Exhibit 10.2 to the Registrant’s December 31, 2015 Form 10-K

10.2	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective as of June 1, 2016, executed February 25, 2016*	Incorporated by reference to Exhibit 10.1 to the Registrant’s March 31, 2016 Form 10-Q

10.3	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective as of June 1, 2016, executed June 13, 2016*	Incorporated by reference to Exhibit 10.3 to the Registrant’s December 31, 2019 Form 10-K

10.4	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective as of January 1, 2017, executed January 17, 2017*	Incorporated by reference to Exhibit 10.1 to the Registrant’s March 31, 2017 Form 10-Q

10.5	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective as of January 1, 2017, executed July 20, 2017*	Incorporate by reference to Exhibit 10.1 to the Registrant’s June 30, 2017 Form 10-Q

10.6	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective as of April 1, 2017, executed December 7, 2016*	Incorporated by reference to Exhibit 10.6 to the Registrant’s December 31, 2019 Form 10-K

10.7	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective as of October 1 2017, executed November 9, 2017*	Incorporated by reference to Exhibit 10.6 to the Registrant’s December 31, 2017 Form 10-K

10.8	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective as of November 1, 2018, executed December 21, 2018	Incorporated by reference to Exhibit 10.7 to the Registrant’s December 31, 2018 Form 10-K

10.9	Amended and Restated Retirement Plan for Salaried Employees of Rayonier Inc. effective January 1, 2014*	Incorporated by reference to Exhibit 10.9 to the Registrant’s December 31, 2015 Form 10-K

10.10	First Amendment to the Retirement Plan for Salaried Employees of Rayonier Inc. effective as of December 31, 2016*	Incorporated by reference to Exhibit 10.2 to the Registrant’s September 30, 2016 Form 10-Q

Exhibit No.	Description	Location
10.11	Rayonier Inc. Excess Benefit Plan, as amended*	Incorporated by reference to Exhibit 10.2 to the Registrant’s June 30, 2010 Form 10-Q

10.12	Form of Rayonier Outside Directors Compensation Program/Cash Deferral Option Agreement*	Incorporated by reference to Exhibit 10.24 to the Registrant’s December 31, 2006 Form 10-K

10.13	Trust Agreement for the Rayonier Inc. Legal Resources Trust*	Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2014 Form 10-Q

10.14
Amended and Restated Master Shareholder Agreement in Relation to Matariki Forests Australia PTY Limited, Matariki Forestry Group and Matariki Forests, dated February, 2010, by and among SAS Trustee Corporation, Deutche Asset Management (Australia) Limited, Rayonier Canterbury LLC, Rayonier New Zealand Limited, Cameron and Company Limited, Matariki Forests Australia Pty Limited, Matariki Forestry Group and Matariki Forests
Incorporated by reference to Exhibit 10.14 to the Registrant’s December 31, 2019 Form 10-K

10.15
Deed of Amendment and Restatement of Shareholder Agreement, dated March 31, 2016, by and among Rayonier Canterbury LLC, Waimarie Forests Pty Limited, Matariki Forestry Group, Matariki Forests and Phaunos Timber Fund Limited
Incorporated by reference to Exhibit 10.15 to the Registrant’s December 31, 2019 Form 10-K

10.16	Intellectual Property Agreement, dated June 27, 2014, by and between Rayonier Inc. and Rayonier Advanced Materials Inc.	Incorporated by reference to Exhibit 10.4 to the Registrant’s June 30, 2014 Form 8-K

10.17	Form of Indemnification Agreement between Rayonier Inc. and its Officers and Directors*	Incorporated by reference to Exhibit 10.8 to the Registrant’s June 30, 2014 Form 10-Q

10.18	Form of Indemnification Agreement between Rayonier Inc. and its Officers	Incorporated by reference to Exhibit 10.18 to the Registrant’s December 31, 2019 Form 10-K

10.19	Rayonier Incentive Stock Plan, as amended*	Incorporate by reference to Exhibit 10.1 to the Registrant’s September 30, 2020 Form 10-Q
10.20	Form of Rayonier Incentive Stock Plan Non-Qualified Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.19 to the Registrant’s December 31, 2008 Form 10-K

10.21	Form of Rayonier Incentive Stock Plan Restricted Stock Award Agreement*	Incorporated by reference to Exhibit 10.5 to the Registrant’s March 31, 2015 Form 10-Q

10.22	2018 Performance Share Award Program*	Incorporated by reference to Exhibit 10.1 to the Registrant’s March 31, 2018 Form 10-Q

10.23	2019 Performance Share Award Program*	Incorporated by reference to Exhibit 10.18 to the Registrant’s December 31, 2019 Form 10-K

10.24	2020 Performance Share Award Program*	Incorporated by reference to Exhibit 10.3 to the Registrant’s March 31, 2020 Form 10-Q

10.25	Rayonier Inc. Supplemental Savings Plan effective March 1, 2016*	Incorporated by reference to Exhibit 10.2 to the Registrant’s March 31, 2016 Form 10-Q

Exhibit No.	Description	Location
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

10.28	2016 Guarantee Agreement dated as of April 28, 2016 among Rayonier Inc., Rayonier TRS Holdings Inc. and COBANK, ACB, as Administrative Agent	Incorporated by reference to Exhibit 10.2 to the Registrant’s May 2, 2016 Form 8-K

10.29	Amended and Restated Executive Severance Pay Plan effective as of October 2020*	Incorporated by reference to Exhibit 10.2 to the Registrant’s September 30, 2020 Form 10-Q

10.30	LTI Supplemental Terms Vesting in Event of Retirement	Incorporated by reference to Exhibit 10.30 to the Registrant’s December 31, 2019 Form 10-K

10.31	Rayonier Incentive Stock Plan Restricted Stock Unit Award Agreement, dated 2019*	Incorporated by reference to Exhibit 10.31 to the Registrant’s December 31, 2019 Form 10-K

10.32	Rayonier Non-Equity Incentive Plan, as amended, Effective as of January 1, 2020*	Incorporated by reference to Exhibit 10.32 to the Registrant’s December 31, 2019 Form 10-K

10.33	Voting and Support Agreement, dated as of January 14, 2020 by and among Rayonier Inc, PT Pope Properties LLC, PMG Family Limited Partnership and Maria M. Pope.	Incorporated by reference to Exhibit 10.1 to the Registrant’s January 15, 2020 Form 8-K

10.34
Voting and Support Agreement, dated as of January 14, 2020 by and among Rayonier Inc, Emily T. Andrews 1987 Revocable Trust, Gordon Andrews and Gordon Pope Andrews Separate Property Revocable Trust U/T/D 5/9/2013.
Incorporated by reference to Exhibit 10.2 to the Registrant’s January 15, 2020 Form 8-K

10.35	Rayonier Incentive Stock Plan Performance Share Award Agreement	Filed herewith

10.36
Second Amendment to Credit Agreement, dated as of April 1, 2020, by and among Rayonier Inc., Rayonier TRS Holdings Inc. and Rayonier Operating Company LLC, as borrowers, the several banks, financial institutions and other institutional lenders party thereto and CoBank, ACB as administrative agent, swing line lender and issuing bank
Incorporated by reference to Exhibit 10.4 to the Registrant’s March 31, 2020 Form 10-Q

10.37	Annex A to Second Amendment to Credit Agreement	Incorporated by reference to Exhibit 10.5 to the Registrant’s March 31, 2020 Form 10-Q

10.38
Accordion Increase Agreement, dated as of April 13, 2020, by and among Rayonier Inc., Rayonier TRS Holdings Inc., and Rayonier Operating Company LLC, as borrowers, the several banks, financial institutions and other institutional lenders party thereto and CoBank, ACB as administrative agent, swing line lender and issuing bank
Incorporated by reference to Exhibit 10.6 to the Registrant’s March 31, 2020 Form 10-Q

Exhibit No.	Description	Location
10.39
Third Amendment and Incremental Term Loan Agreement, dated as of April 16, 2020, by and among Rayonier Inc., Rayonier TRS Holdings Inc., and Rayonier Operating Company LLC, as borrowers, the several banks, financial institutions and other institutional lenders party thereto and CoBank, ACB as administrative agent
Incorporated by reference to Exhibit 10.7 to the Registrant’s March 31, 2020 Form 10-Q

10.40	Tax Protection Agreement, dated as of May 8, 2020, by and among Rayonier Inc., Rayonier, L.P. and Pope Resources, A Delaware Limited Partnership	Incorporated by reference to Exhibit 10.1 to the Registrant’s May 13, 2020 Form 8-K

10.41	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective as of April 1, 2020, executed March 23, 2020*	Incorporated by reference to Exhibit 10.7 to the Registrant’s June 30, 2020 10-Q

10.42	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective as of May 8, 2020, executed May 4, 2020*	Incorporated by reference to Exhibit 10.8 to the Registrant’s June 30, 2020 10-Q

10.43	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective as of May 8, 2020, executed May 8, 2020*	Incorporated by reference to Exhibit 10.9 to the Registrant’s June 30, 2020 10-Q

10.44	Pope Resources 2005 Unit Incentive Plan*	Incorporated by reference to Exhibit 4.3 to the Registrant’s May 8, 2020 Registration Statement on Form S-8

21.1	List of subsidiaries of Rayonier Inc	Filed herewith

21.2	List of subsidiaries of Rayonier, L.P.	Filed herewith

22.1	List of Guarantor Subsidiaries	Incorporated by reference to Exhibit 22.1 to the Registrant’s June 30, 2020 10-Q

23.1	Rayonier Inc. - Consent of Ernst & Young LLP	Filed herewith

23.2	Rayonier, L.P. - Consent of Ernst & Young LLP	Filed herewith

24	Powers of attorney	Filed herewith

31.1	Rayonier Inc. - Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Rayonier Inc. - Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14-(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Rayonier, L.P. - Chief Executive Officer’s Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.4	Rayonier, L.P - Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Rayonier Inc. - Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Rayonier, L.P. - Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

Exhibit No.	Description	Location
101	The following financial information from our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in Inline Extensible Business Reporting Language (“iXBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2020, 2019 and 2018; (ii) the Consolidated Balance Sheets as of December 31, 2020 and 2019; (iii) the Consolidated Statements of Shareholders’ Equity/Statement of Capital for the Years Ended December 31, 2020, 2019 and 2018; (iv) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018; and (v) the Notes to the Consolidated Financial Statements.	Filed herewith

104	The cover page from the Company’s Annual Report on Form 10-K from the fiscal year ended December 31, 2020, formatted in Inline XBRL (included as Exhibit 101)	Filed herewith

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

RAYONIER, L.P.

By:	/s/ MARK MCHUGH
Mark McHugh Senior Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer)
February 22, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Rayonier Inc., for itself and in its capacity as General Partner of Rayonier, L.P. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID L. NUNES	President and Chief Executive Officer	February 22, 2021
David L. Nunes (Principal Executive Officer)

/s/ MARK MCHUGH	Senior Vice President and Chief Financial Officer	February 22, 2021
Mark McHugh (Principal Financial Officer)

/s/ APRIL TICE	Vice President, Financial Services and Corporate Controller	February 22, 2021
April Tice (Principal Accounting Officer)

*	Chairman of the Board
Dod A. Fraser

*	Director
Keith E. Bass

*	Director
Ann Nelson

*	Director
Scott R. Jones

*	Director
V. Larkin Martin

*	Director
Meridee A. Moore

*	Director
Matthew J. Rivers

*	Director
Andrew G. Wiltshire

*By:	/s/ MARK R. BRIDWELL	February 22, 2021
Mark R. Bridwell Attorney-In-Fact