Form 10-Q
period 2021-03-31
RAYONIER INC; Rayonier, L.P.
filed 2021-05-06
CIK 52827, 1806931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Rayonier Inc.    Yes ☐        No  ☒    Rayonier, L.P.    Yes ☐        No  ☒
As of April 30, 2021, Rayonier Inc. had 139,029,941 Common Shares outstanding. As of April 30, 2021, Rayonier, L.P. had 4,278,766 Units outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarterly period ended March 31, 2021 of Rayonier Inc., a North Carolina corporation, and Rayonier, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Rayonier” or “the Company” mean Rayonier Inc. and references to the “Operating Partnership” mean Rayonier, L.P. References to “we,” “us,” and “our” mean collectively Rayonier Inc., the Operating Partnership and entities/subsidiaries owned or controlled by Rayonier Inc. and/or the Operating Partnership.

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

As of March 31, 2021, the Company owned a 97.0% interest in the Operating Partnership, with the remaining 3.0% interest owned by limited partners of the Operating Partnership. As the sole general partner of the Operating Partnership, Rayonier Inc. has exclusive control of the day-to-day management of the Operating Partnership.

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

i

PART I.        FINANCIAL INFORMATION

Item 1.         Financial Statements

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
SALES (NOTE 4)	$191,447	$259,130
Costs and Expenses
Cost of sales	(151,378)	(209,499)
Selling and general expenses	(14,032)	(9,968)
Other operating income (expense), net (Note 18)	2,448	(1,111)
	(162,962)	(220,578)
OPERATING INCOME	28,485	38,552
Interest expense	(10,028)	(8,216)
Interest and other miscellaneous expense, net	(4)	(209)
INCOME BEFORE INCOME TAXES	18,453	30,127
Income tax expense (Note 20)	(3,421)	(3,706)
NET INCOME	15,032	26,421
Less: Net income attributable to noncontrolling interests in the Operating Partnership	(341)	—
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(3,843)	(567)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	10,848	25,854
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of income tax effect of $0, and $0	(14,288)	(44,023)
Cash flow hedges, net of income tax effect of $1,059 and $1,857	61,001	(83,475)
Amortization of pension and postretirement plans, net of income tax expense of $0 and $0	294	217
Total other comprehensive income (loss)	47,007	(127,281)
COMPREHENSIVE INCOME (LOSS)	62,039	(100,860)
Less: Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(1,872)	—
Less: Comprehensive (income) loss attributable to noncontrolling interests in consolidated affiliates	(580)	10,661
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO RAYONIER INC.	$59,587	($90,199)
EARNINGS PER COMMON SHARE (NOTE 8)
Basic earnings per share attributable to Rayonier Inc.	$0.08	$0.20
Diluted earnings per share attributable to Rayonier Inc.	$0.08	$0.20

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents, excluding Timber Funds	$77,946	$80,454
Cash and cash equivalents, Timber Funds	4,674	4,053
Total cash and cash equivalents	82,620	84,507
Accounts receivable, less allowance for doubtful accounts of $45 and $25	51,902	49,082
Inventory (Note 17)	24,993	10,594
Prepaid expenses	18,280	16,168
Assets held for sale (Note 23)	7,930	3,449
Other current assets	4,355	6,765
Total current assets	190,080	170,565
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	3,245,122	3,262,126
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 16)	111,315	108,518
PROPERTY, PLANT AND EQUIPMENT
Land	6,569	6,548
Buildings	30,979	31,024
Machinery and equipment	4,395	4,615
Construction in progress	471	452
Total property, plant and equipment, gross	42,414	42,639
Less — accumulated depreciation	(12,700)	(12,238)
Total property, plant and equipment, net	29,714	30,401
RESTRICTED CASH (NOTE 22)	475	2,975
RIGHT-OF-USE ASSETS	105,146	108,992
OTHER ASSETS	67,732	45,156
TOTAL ASSETS	$3,749,584	$3,728,733
LIABILITIES, NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$35,083	$24,790
Accrued taxes	8,317	7,347
Accrued payroll and benefits	6,094	12,327
Accrued interest	9,627	6,325
Deferred revenue	8,137	11,112
Other current liabilities	33,587	29,234
Total current liabilities	100,845	91,135
LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS, EXCLUDING TIMBER FUNDS (NOTE 9)	1,299,433	1,300,336
LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS, TIMBER FUNDS (NOTE 9)	59,967	60,179
PENSION AND OTHER POSTRETIREMENT BENEFITS (NOTE 19)	22,958	23,344
LONG-TERM LEASE LIABILITY	96,872	100,251
OTHER NON-CURRENT LIABILITIES	121,598	160,722
COMMITMENTS AND CONTINGENCIES (NOTES 12 and 13)
NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP (NOTE 6)	137,990	130,121
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 shares authorized,138,970,890 and 137,678,822 shares issued and outstanding	1,146,265	1,101,675
Retained earnings	407,716	446,267
Accumulated other comprehensive loss (Note 21)	(25,146)	(73,885)
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,528,835	1,474,057
Noncontrolling interests in consolidated affiliates (Note 6)	381,086	388,588
TOTAL SHAREHOLDERS’ EQUITY	1,909,921	1,862,645
TOTAL LIABILITIES, NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND SHAREHOLDERS’ EQUITY	$3,749,584	$3,728,733
See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except share data)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2021	137,678,822	$1,101,675	$446,267	($73,885)	$388,588	$1,862,645
Net income	—	—	11,189	—	3,843	15,032
Net income attributable to noncontrolling interests in the Operating Partnership	—	—	(341)	—	—	(341)
Dividends ($0.27 per share) (a)	—	—	(37,532)	—	—	(37,532)
Issuance of shares under the “at-the-market” equity offering, net of commissions and offering costs of $197	1,107,814	36,708	—	—	—	36,708
Issuance of shares under incentive stock plans	39,140	1,166	—	—	—	1,166
Stock-based compensation	—	2,156	—	—	—	2,156
Repurchase of common shares	(5,020)	(155)	—	—	—	(155)
Measurement period adjustment of noncontrolling interests in consolidated affiliates	—	—	—	—	655	655
Adjustment of noncontrolling interests in the Operating Partnership	—	—	(11,867)	—	—	(11,867)
Conversion of units into common shares	150,134	4,715	—	—	—	4,715
Amortization of pension and postretirement plan liabilities	—	—	—	294	—	294
Foreign currency translation adjustment	—	—	—	(11,652)	(2,636)	(14,288)
Cash flow hedges	—	—	—	61,628	(627)	61,001
Allocation of other comprehensive income to noncontrolling interests in the Operating Partnership	—	—	—	(1,531)	—	(1,531)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(8,737)	(8,737)
Balance, March 31, 2021	138,970,890	$1,146,265	$407,716	($25,146)	$381,086	$1,909,921

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2020	129,331,069	$888,177	$583,006	($31,202)	$97,661	$1,537,642
Net income	—	—	25,854	—	567	26,421
Dividends ($0.27 per share)	—	—	(34,813)	—	—	(34,813)
Issuance of shares under incentive stock plans	2,407	66	—	—	—	66
Stock-based compensation	—	1,510	—	—	—	1,510
Repurchase of common shares	(152,237)	—	(3,152)	—	—	(3,152)
Amortization of pension and postretirement plan liabilities	—	—	—	217	—	217
Foreign currency translation adjustment	—	—	—	(33,894)	(10,129)	(44,023)
Cash flow hedges	—	—	—	(82,376)	(1,099)	(83,475)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(725)	(725)
Balance, March 31, 2020	129,181,239	$889,753	$570,895	($147,255)	$86,275	$1,399,668

(a)For information regarding distributions to noncontrolling interests in the Operating Partnership, see the Rayonier Inc. Consolidated Statements of Cash Flows and Note 6 — Noncontrolling Interests.

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net income	$15,032	$26,421
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	45,213	34,329
Non-cash cost of land and improved development	1,813	412
Stock-based incentive compensation expense	2,156	1,510
Deferred income taxes	(1,128)	3,361
Amortization of losses from pension and postretirement plans	294	217
Gain on sale of large disposition of timberlands	—	(28,655)
Other	(3,681)	568
Changes in operating assets and liabilities:
Receivables	(3,697)	(5,316)
Inventories	(3,512)	(3,618)
Accounts payable	6,684	3,353
All other operating activities	(5,306)	(3,403)
CASH PROVIDED BY OPERATING ACTIVITIES	53,868	29,179
INVESTING ACTIVITIES
Capital expenditures	(15,831)	(17,176)
Real estate development investments	(3,011)	(1,727)
Purchase of timberlands	(29,938)	(24,122)
Net proceeds from large disposition of timberlands	—	115,666
Other	4,356	2,070
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(44,424)	74,711
FINANCING ACTIVITIES
Issuance of debt	—	20,000
Repayment of debt	—	(20,000)
Dividends paid on common stock	(37,490)	(34,907)
Distributions to noncontrolling interests in the Operating Partnership	(1,155)	—
Proceeds from the issuance of common shares under incentive stock plan	1,166	66
Proceeds from the issuance of common shares under the “at-the-market” (ATM) equity offering program, net of commissions and offering costs	32,545	—
Repurchase of common shares	(155)	—
Repurchase of common shares made under repurchase program	—	(3,152)
Distributions to noncontrolling interests in consolidated affiliates	(8,737)	(725)
CASH USED FOR FINANCING ACTIVITIES	(13,826)	(38,718)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5)	(2,303)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	(4,387)	62,869
Balance, beginning of year	87,482	69,968
Balance, end of period	$83,095	$132,837
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest (a)	$2,945	$2,595
Income taxes	4,838	185
Non-cash investing activity:
Capital assets purchased on account	4,814	4,215

(a)Interest paid is presented net of patronage payments received of $6.2 million and $4.3 million for the three months ended March 31, 2021 and March 31, 2020, respectively. For additional information on patronage payments, see Note 8 — Debt in the 2020 Form 10-K.

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2021	2020
SALES (NOTE 4)	$191,447	$259,130
Costs and Expenses
Cost of sales	(151,378)	(209,499)
Selling and general expenses	(14,032)	(9,968)
Other operating income (expense), net (Note 18)	2,448	(1,111)
	(162,962)	(220,578)
OPERATING INCOME	28,485	38,552
Interest expense	(10,028)	(8,216)
Interest and other miscellaneous expense, net	(4)	(209)
INCOME BEFORE INCOME TAXES	18,453	30,127
Income tax expense (Note 20)	(3,421)	(3,706)
NET INCOME	15,032	26,421
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(3,843)	(567)
NET INCOME ATTRIBUTABLE TO RAYONIER, L.P. UNITHOLDERS	11,189	25,854
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of income tax effect of $0, and $0	(14,288)	(44,023)
Cash flow hedges, net of income tax effect of $1,059 and $1,857	61,001	(83,475)
Amortization of pension and postretirement plans, net of income tax expense of $0 and $0	294	217
Total other comprehensive income (loss)	47,007	(127,281)
COMPREHENSIVE INCOME (LOSS)	62,039	(100,860)
Less: Comprehensive (income) loss attributable to noncontrolling interests in consolidated affiliates	(580)	10,661
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO RAYONIER, L.P. UNITHOLDERS	$61,459	($90,199)
EARNINGS PER UNIT (NOTE 8)
Basic earnings per unit attributable to Rayonier, L.P.	$0.08	$0.20
Diluted earnings per unit attributable to Rayonier, L.P.	$0.08	$0.20

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents, excluding Timber Funds	$77,946	$80,454
Cash and cash equivalents, Timber Funds	4,674	4,053
Total cash and cash equivalents	82,620	84,507
Accounts receivable, less allowance for doubtful accounts of $45 and $25	51,902	49,082
Inventory (Note 17)	24,993	10,594
Prepaid expenses	18,280	16,168
Assets held for sale (Note 23)	7,930	3,449
Other current assets	4,355	6,765
Total current assets	190,080	170,565
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	3,245,122	3,262,126
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 16)	111,315	108,518
PROPERTY, PLANT AND EQUIPMENT
Land	6,569	6,548
Buildings	30,979	31,024
Machinery and equipment	4,395	4,615
Construction in progress	471	452
Total property, plant and equipment, gross	42,414	42,639
Less — accumulated depreciation	(12,700)	(12,238)
Total property, plant and equipment, net	29,714	30,401
RESTRICTED CASH (NOTE 22)	475	2,975
RIGHT-OF-USE ASSETS	105,146	108,992
OTHER ASSETS	67,732	45,156
TOTAL ASSETS	$3,749,584	$3,728,733
LIABILITIES, REDEEMABLE OPERATING PARTNERSHIP UNITS AND CAPITAL
CURRENT LIABILITIES
Accounts payable	$35,083	$24,790
Accrued taxes	8,317	7,347
Accrued payroll and benefits	6,094	12,327
Accrued interest	9,627	6,325
Deferred revenue	8,137	11,112
Other current liabilities	33,587	29,234
Total current liabilities	100,845	91,135
LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS, EXCLUDING TIMBER FUNDS (NOTE 9)	1,299,433	1,300,336
LONG-TERM DEBT, NET OF DEFERRED FINANCING COSTS, TIMBER FUNDS (NOTE 9)	59,967	60,179
PENSION AND OTHER POSTRETIREMENT BENEFITS (NOTE 19)	22,958	23,344
LONG-TERM LEASE LIABILITY	96,872	100,251
OTHER NON-CURRENT LIABILITIES	121,598	160,722
COMMITMENTS AND CONTINGENCIES (NOTES 12 and 13)
REDEEMABLE OPERATING PARTNERSHIP UNITS (NOTE 6) 4,278,766 and 4,428,900 Units outstanding, respectively	137,990	130,121
CAPITAL
General partners’ capital	15,499	15,454
Limited partners’ capital	1,534,411	1,529,948
Accumulated other comprehensive loss (Note 21)	(21,075)	(71,345)
TOTAL CONTROLLING INTEREST CAPITAL	1,528,835	1,474,057
Noncontrolling interests in consolidated affiliates (Note 6)	381,086	388,588
TOTAL CAPITAL	1,909,921	1,862,645
TOTAL LIABILITIES, REDEEMABLE OPERATING PARTNERSHIP UNITS AND CAPITAL	$3,749,584	$3,728,733
See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Unaudited)
(Dollars in thousands, except share data)

	Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance, January 1, 2021	$15,454	$1,529,948	($71,345)	$388,588	$1,862,645
Net income	112	11,077	—	3,843	15,032
Distributions on units ($0.27 per unit)	(387)	(38,300)	—	—	(38,687)
Issuance of units under the “at-the-market” equity offering, net of commissions and offering costs of $197	367	36,341	—	—	36,708
Issuance of units under incentive stock plans	12	1,154	—	—	1,166
Stock-based compensation	22	2,134	—	—	2,156
Repurchase of units	(2)	(153)	—	—	(155)
Adjustment of Redeemable Operating Partnership Units	(126)	(12,458)	—	—	(12,584)
Conversion of units into common shares	47	4,668	—	—	4,715
Measurement period adjustment of noncontrolling interests in consolidated affiliates	—	—	—	655	655
Amortization of pension and postretirement plan liabilities	—	—	294	—	294
Foreign currency translation adjustment	—	—	(11,652)	(2,636)	(14,288)
Cash flow hedges	—	—	61,628	(627)	61,001
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(8,737)	(8,737)
Balance, March 31, 2021	$15,499	$1,534,411	($21,075)	$381,086	$1,909,921

	Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance, January 1, 2020	$14,712	$1,456,471	($31,202)	$97,661	$1,537,642
Net income	259	25,595	—	567	26,421
Distributions on units ($0.27 per unit)	(349)	(34,464)	—	—	(34,813)
Issuance of units under incentive stock plans	1	65	—	—	66
Stock-based compensation	15	1,495	—	—	1,510
Repurchase of units	(32)	(3,120)	—	—	(3,152)
Amortization of pension and postretirement plan liabilities	—	—	217	—	217
Foreign currency translation adjustment	—	—	(33,894)	(10,129)	(44,023)
Cash flow hedges	—	—	(82,376)	(1,099)	(83,475)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(725)	(725)
Balance, March 31, 2020	$14,606	$1,446,042	($147,255)	$86,275	$1,399,668

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net income	$15,032	$26,421
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	45,213	34,329
Non-cash cost of land and improved development	1,813	412
Stock-based incentive compensation expense	2,156	1,510
Deferred income taxes	(1,128)	3,361
Amortization of losses from pension and postretirement plans	294	217
Gain on sale of large disposition of timberlands	—	(28,655)
Other	(3,681)	568
Changes in operating assets and liabilities:
Receivables	(3,697)	(5,316)
Inventories	(3,512)	(3,618)
Accounts payable	6,684	3,353
All other operating activities	(5,306)	(3,403)
CASH PROVIDED BY OPERATING ACTIVITIES	53,868	29,179
INVESTING ACTIVITIES
Capital expenditures	(15,831)	(17,176)
Real estate development investments	(3,011)	(1,727)
Purchase of timberlands	(29,938)	(24,122)
Net proceeds from large disposition of timberlands	—	115,666
Other	4,356	2,070
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(44,424)	74,711
FINANCING ACTIVITIES
Issuance of debt	—	20,000
Repayment of debt	—	(20,000)
Distributions on units	(38,645)	(34,907)
Proceeds from the issuance of units under incentive stock plan	1,166	66
Proceeds from the issuance of units under the “at-the-market” (ATM) equity offering program, net of commissions and offering costs	32,545	—
Repurchase of units	(155)	—
Repurchase of units made under repurchase program	—	(3,152)
Distributions to noncontrolling interests in consolidated affiliates	(8,737)	(725)
CASH USED FOR FINANCING ACTIVITIES	(13,826)	(38,718)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(5)	(2,303)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	(4,387)	62,869
Balance, beginning of year	87,482	69,968
Balance, end of period	$83,095	$132,837
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest (a)	$2,945	$2,595
Income taxes	4,838	185
Non-cash investing activity:
Capital assets purchased on account	4,814	4,215

(a)Interest paid is presented net of patronage payments received of $6.2 million and $4.3 million for the three months ended March 31, 2021 and March 31, 2020, respectively. For additional information on patronage payments, see Note 8 — Debt in the 2020 Form 10-K.

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
The Rayonier Inc. and Rayonier, L.P. year-end balance sheet information was derived from audited financial statements not included herein. In the opinion of management, these financial statements and notes reflect any adjustments (all of which are normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. These statements and notes should be read in conjunction with the financial statements and supplementary data included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC (the “2020 Form 10-K”).
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
On May 8, 2020, Rayonier, L.P. acquired Pope Resources and became the general partner of Pope Resources. As of March 31, 2021, the Company owned a 97.0% interest in the Operating Partnership, with the remaining 3.0% interest owned by limited partners of the Operating Partnership. As the sole general partner of the Operating Partnership, Rayonier Inc. has exclusive control of the day-to-day management of the Operating Partnership. Please see Note 2 - Merger with Pope Resources and Note 24 - Charges for Integration and Restructuring for further information pertaining to the merger.
Pursuant to ASC 250, the Contribution was accounted for as a change in reporting entity between entities under common control and applied retrospectively for all periods as if the Contribution had been in effect since inception of common control. As a result, the effect of the change in reporting entity on Rayonier L.P.’s operating income, net income attributable to Rayonier, L.P. and per unit amounts for the three months ended March 31, 2020, assuming the change in reporting entity occurred on January 1, 2020 are presented below (in thousands, except per unit amounts):

Three Months Ended March 31,
2020

Operating income	—
Net income attributable to Rayonier, L.P. (a)	($3,596)
Basic earnings per unit attributable to Rayonier, L.P.	($0.03)
Diluted earnings per unit attributable to Rayonier, L.P.	($0.03)

(a) The effect of the change in net income attributable to Rayonier, L.P. is due to the interest expense and guarantee fees associated with the 2022 Notes.

SUMMARY OF UPDATES TO SIGNIFICANT ACCOUNTING POLICIES
For a full description of our other significant accounting policies, see Note 1 — Summary of Significant Accounting Policies in our 2020 Form 10-K.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

NEW ACCOUNTING STANDARDS
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides optional guidance to ease the potential burden in accounting due to reference rate reform. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During Q2 2020, we elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
In August 2020, the FASB issued ASU 2020-06, Debt–Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging–Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. We are currently in the process of evaluating the effects of the provisions of ASU 2020-06 on our financial statements.
SUBSEQUENT EVENTS
We have evaluated events occurring from March 31, 2021 to the date of issuance of these Consolidated Financial Statements for potential recognition or disclosure in the consolidated financial statements. No events were identified that warranted recognition or disclosure.

2.    MERGER WITH POPE RESOURCES
On May 8, 2020, Rayonier Inc. and Rayonier, L.P. acquired Pope Resources and became the general partner of Pope Resources. Pope Resources was a master limited partnership that primarily owned and managed timberlands in the U.S. Pacific Northwest. Pope Resources also managed and co-invested in three private equity timber funds and developed and sold real estate properties. For additional information about the merger, see Note 2 - Merger with Pope Resources in the 2020 Form 10-K.
The total purchase price was as follows (in millions):

Cash consideration	$247,318
Equity consideration	172,640
Redeemable Operating Partnership Unit consideration	106,752
Fair value of Pope Resources units held by us (a)	11,211
Total purchase price	$537,921

(a)Based on the closing price of Pope Resources units on the NASDAQ on May 7, 2020.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

We recognized approximately $2.5 million of merger-related costs that were expensed during first quarter of 2020. See Note 24 — Charges for Integration and Restructuring for descriptions of the components of merger-related costs.
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
As a result of refinements to the preliminary purchase price allocation, higher and better use timberlands increased by approximately $8.2 million. This includes development properties in the town of Port Gamble, Washington, development projects in Gig Harbor, Kingston, and Bremerton, Washington and various other assets.
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

The preliminary fair value estimates were generally based on significant inputs that are not observable in the market and thus represent Level 3 measurements as defined in ASC 820, Fair Value Measurement, (“ASC 820”) with the exception of certain long-term debt instruments assumed in the merger that can be valued using observable market inputs and are therefore Level 2 measurements. See Note 11 — Fair Value Measurements for further information on the fair value hierarchy.

The following summarizes the fair value methodology utilized in our preliminary fair value estimates for significant assets and liabilities:
Income Approach — Estimates fair value for an asset based on the present value of cash flow projected to be generated by the asset. Projected cash flows are discounted at rates of return that reflect the relative risk of achieving the cash flows and the time value of money. This approach was primarily used to value acquired timber in both our Pacific Northwest and Timber Funds segment.
Cost Approach — Estimates value by determining the current cost of replacing an asset with another of equivalent economic utility. This approach was primarily used for property and equipment.
Market Approach — Estimates fair value for an asset based on values of recent comparable transactions. This approach was primarily used to value timberlands, higher and better use timberlands and real estate developments investments, certain land and building assets and long-term debt instruments.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The preliminary allocation of purchase price to the identifiable assets acquired and liabilities assumed was based on preliminary estimates of fair value as of May 8, 2020, and is as follows (in thousands):

	Core Timberlands	Timber Funds	Total
Timberland and Real Estate Business
Cash	$7,380	$8,870	$16,250
Accounts receivable	2,459	1,787	4,246
Other current assets	703	260	963
Timber and Timberlands	507,526	432,500	940,026
Higher and Better Use Timberlands and Real Estate Development Investments	34,748	—	34,748
Property, plant and equipment	11,616	—	11,616
Other assets	3,736	269	4,005
Total identifiable assets acquired	$568,168	$443,686	$1,011,854

Accounts payable	274	293	567
Current maturities of long-term debt	—	25,084	25,084
Accrued interest	244	275	519
Other current liabilities	9,038	2,080	11,118
Long-term debt	53,502	35,759	89,261
Long-term environmental liabilities	10,748	—	10,748
Other non-current liabilities (a)	2,616	—	2,616
Total liabilities assumed	$76,422	$63,491	$139,913

Net identifiable assets	$491,746	$380,195	$871,941
Less: noncontrolling interests	(3,816)	(330,204)	(334,020)
Total net assets acquired	$487,930	$49,991	$537,921

(a)Other non-current liabilities includes a $2.6 million deferred income tax liability resulting from the preliminary fair value adjustment to Pope Resources’ assets and liabilities.
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
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Pursuant to ASC 805, unaudited supplemental pro forma results of operations for the three months ended March 31, 2020, assuming the acquisition had occurred as of January 1, 2020, are presented below (in thousands, except per share and unit amounts):

Three Months Ended
March 31, 2020
Sales	$283,500

Net income attributable to Rayonier Inc.	$18,398
Basic earnings per share attributable to Rayonier Inc.	$0.13
Diluted earnings per share attributable to Rayonier Inc.	$0.13

Net income attributable to Rayonier, L.P.	$18,998
Basic earnings per unit attributable to Rayonier, L.P.	$0.13
Diluted earnings per unit attributable to Rayonier, L.P.	$0.13
The unaudited pro forma results include certain pro forma adjustments to net earnings that were directly attributable to the acquisition, assuming the acquisition had occurred on January 1, 2020, including the following:

•additional depletion expense that would have been recognized relating to the basis increase in the acquired Timber and Timberlands;
•adjustment to interest expense to reflect the removal of Pope Resources debt and the additional borrowings we incurred in conjunction with the acquisition; and
•a reduction in expenses for the three months ended March 31, 2020 of $7.7 million for acquisition-related transaction costs.
Pro forma data may not be indicative of the results that would have been obtained had these events occurred at the beginning of the periods presented, nor is it intended to be a projection of future results.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

3.    SEGMENT AND GEOGRAPHICAL INFORMATION
Sales between operating segments are made based on estimated fair market value, and intercompany sales, purchases and profits (losses) are eliminated in consolidation. We evaluate financial performance based on segment operating income (loss) and Adjusted Earnings before Interest, Taxes, Depreciation, Depletion and Amortization (“Adjusted EBITDA”). Asset information is not reported by segment, as we do not produce asset information by segment internally.
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
The following tables summarize the segment information for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
SALES	2021	2020
Southern Timber	$51,677	$52,982
Pacific Northwest Timber	41,522	31,075
New Zealand Timber	57,579	37,538
Timber Funds (a)	14,939	—
Real Estate (b)	10,504	118,564
Trading	16,665	18,984
Intersegment Eliminations (c)	(1,439)	(13)
Total	$191,447	$259,130

(a)The three months ended March 31, 2021 includes $11.9 million of sales attributable to noncontrolling interests in Timber Funds.
(b)The three months ended March 31, 2020 includes $116.0 million from a Large Disposition. Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have a demonstrable premium relative to timberland value.
(c)Primarily consists of the elimination of timberland investment management fees paid to us by the timber funds which are initially recognized as sales and cost of sales within the Timber Funds segment, as well as log marketing fees paid to our Trading segment from our Southern Timber and Pacific Northwest Timber segments for marketing log export sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended March 31,
OPERATING INCOME (LOSS)	2021	2020
Southern Timber	$17,347	$15,070
Pacific Northwest Timber	1,350	(948)
New Zealand Timber	13,944	5,448
Timber Funds (a)	1,501	—
Real Estate (b)	1,687	26,774
Trading	244	(19)
Corporate and Other	(7,588)	(7,773)
Total Operating Income	28,485	38,552
Unallocated interest expense and other	(10,032)	(8,425)
Total Income before Income Taxes	$18,453	$30,127

(a)The three months ended March 31, 2021 includes $1.1 million of operating income attributable to noncontrolling interests in Timber Funds.
(b)The three months ended March 31, 2020 includes $28.7 million from a Large Disposition.

	Three Months Ended March 31,
DEPRECIATION, DEPLETION AND AMORTIZATION	2021	2020
Southern Timber	$14,359	$18,182
Pacific Northwest Timber	16,284	10,702
New Zealand Timber	7,250	4,774
Timber Funds (a)	5,500	—
Real Estate (b)	1,557	35,745
Corporate and Other	263	297
Total	$45,213	$69,700

(a)The three months ended March 31, 2021 includes $4.9 million of depreciation, depletion and amortization attributable to noncontrolling interests in Timber Funds.
(b)The three months ended March 31, 2020 includes $35.4 million from a Large Disposition.

	Three Months Ended March 31,
NON-CASH COST OF LAND AND IMPROVED DEVELOPMENT	2021	2020
Real Estate (a)	$1,813	$52,051
Total	$1,813	$52,051

(a)    The three months ended March 31, 2020 includes $51.6 million from a Large Disposition.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

4.    REVENUE
PERFORMANCE OBLIGATIONS
We recognize revenue when control of promised goods or services (“performance obligations”) is transferred to customers, in an amount that reflects the consideration expected in exchange for those goods or services (“transaction price”). We generally satisfy performance obligations within a year of entering into a contract and therefore have applied the disclosure exemption found under ASC 606-10-50-14. Unsatisfied performance obligations as of March 31, 2021 are primarily due to advances on stumpage contracts and unearned license revenue. These performance obligations are expected to be satisfied within the next twelve months. We generally collect payment within a year of satisfying performance obligations and therefore have elected not to adjust revenues for a financing component.
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
The following table summarizes revenue recognized during the three months ended March 31, 2021 and 2020 that was included in the contract liability balance at the beginning of each year:

	Three Months Ended March 31,
	2021	2020
Revenue recognized from contract liability balance at the beginning of the year (a)	$5,920	$6,425

(a)    Revenue recognized was primarily from hunting licenses and the use of advances on pay-as-cut timber sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables present our revenue from contracts with customers disaggregated by product type for the three months ended March 31, 2021 and 2020:

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Elim.	Total
March 31, 2021
Pulpwood	$21,856	$2,495	$9,542	$260	—	$1,835	—	$35,988
Sawtimber	21,963	37,758	47,792	13,308	—	14,389	—	135,210
Hardwood	405	—	—	—	—	—	—	405
Total Timber Sales	44,224	40,253	57,334	13,568	—	16,224	—	171,603
License Revenue, Primarily From Hunting	4,417	91	58	3	—	—	—	4,569
Other Non-Timber/Carbon Revenue	3,036	1,178	187	14	—	—	—	4,415
Agency Fee Income	—	—	—	—	—	356	—	356
Total Non-Timber Sales	7,453	1,269	245	17	—	356	—	9,340
Improved Development	—	—	—	—	252	—	—	252
Rural	—	—	—	—	9,765	—	—	9,765
Deferred Revenue/Other (a)	—	—	—	—	255	—	—	255
Total Real Estate Sales	—	—	—	—	10,272	—	—	10,272

Revenue from Contracts with Customers	51,677	41,522	57,579	13,585	10,272	16,580	—	191,215
Lease Revenue	—	—	—	—	232	—	—	232
Intersegment	—	—	—	1,354	—	85	(1,439)	—
Total Revenue	$51,677	$41,522	$57,579	$14,939	$10,504	$16,665	($1,439)	$191,447

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Elim.	Total
March 31, 2020
Pulpwood	$27,493	$3,127	$4,847	—	—	$2,530	—	$37,997
Sawtimber	19,509	27,445	30,788	—	—	16,112	—	93,854
Hardwood	481	—	—	—	—	—	—	481
Total Timber Sales	47,483	30,572	35,635	—	—	18,642	—	132,332
License Revenue, Primarily from Hunting	4,589	97	57	—	—	—	—	4,743
Other Non-Timber/Carbon Revenue	910	406	1,846	—	—	—	—	3,162
Agency Fee Income	—	—	—	—	—	329	—	329
Total Non-Timber Sales	5,499	503	1,903	—	—	329	—	8,234
Rural	—	—	—	—	2,397	—	—	2,397
Deferred Revenue/Other (a)	—	—	—	—	140	—	—	140
Large Dispositions	—	—	—		116,027		—	116,027
Total Real Estate Sales	—	—	—	—	118,564	—	—	118,564

Revenue from Contracts with Customers	52,982	31,075	37,538	—	118,564	18,971	—	259,130
Intersegment	—	—	—	—	—	13	(13)	—
Total Revenue	$52,982	$31,075	$37,538	—	$118,564	$18,984	($13)	$259,130

(a)    Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables present our timber sales disaggregated by contract type for the three months ended March 31, 2021 and 2020:

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Trading	Total
March 31, 2021
Stumpage Pay-as-Cut	$21,257	—	—	—	—	$21,257
Stumpage Lump Sum	3	6,131	—	—	—	6,134
Total Stumpage	21,260	6,131	—	—	—	27,391

Delivered Wood (Domestic)	18,059	34,122	17,106	13,568	1,091	83,946
Delivered Wood (Export)	4,905	—	40,228	—	15,133	60,266
Total Delivered	22,964	34,122	57,334	13,568	16,224	144,212

Total Timber Sales	$44,224	$40,253	$57,334	$13,568	$16,224	$171,603

March 31, 2020
Stumpage Pay-as-Cut	$25,407	—	—	—	—	$25,407
Stumpage Lump Sum	388	5,131	—	—	—	5,519
Total Stumpage	25,795	5,131	—	—	—	30,926

Delivered Wood (Domestic)	21,060	25,441	13,691	—	472	60,664
Delivered Wood (Export)	628	—	21,944	—	18,170	40,742
Total Delivered	21,688	25,441	35,635	—	18,642	101,406

Total Timber Sales	$47,483	$30,572	$35,635	—	$18,642	$132,332

5.    LEASES
We lease commercial and residential properties primarily located in Port Gamble, Washington. Our leases are operating leases and mostly range between one and five years, and may be extended on a case by case basis. Income associated with commercial and residential property leases generally includes scheduled rent increases, but do not include variable payments based on indexes.
The following table details our lease income for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
Lease Income Components	2021	2020
Operating lease income	$232	—
Total lease income	$232	—

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

6.    NONCONTROLLING INTERESTS
NONCONTROLLING INTERESTS IN CONSOLIDATED AFFILIATES
Matariki Forestry Group
We maintain a 77% controlling financial interest in Matariki Forestry Group (the “New Zealand subsidiary”), a joint venture that owns or leases approximately 417,000 legal acres of New Zealand timberland. Accordingly, we consolidate the New Zealand subsidiary’s balance sheet and results of operations. The portions of the consolidated financial position and results of operations attributable to the New Zealand subsidiary’s 23% noncontrolling interests are reflected as an adjustment to income in our Consolidated Statements of Income and Comprehensive Income under the caption “Net income attributable to noncontrolling interests in consolidated affiliates.” Rayonier New Zealand Limited (“RNZ”), a wholly-owned subsidiary, serves as the manager of the New Zealand subsidiary.

The following table sets forth the income attributable to the New Zealand subsidiary’s noncontrolling interests:

	Three Months Ended March 31,
	2021	2020
Net income attributable to noncontrolling interests in the New Zealand subsidiary	$2,638	$567
ORM Timber Fund II, Inc. (Fund II), ORM Timber Fund III LLC (Fund III), and ORM Timber Fund IV LLC. (Fund IV) (Collectively, the “Funds”)
We are the manager of three private equity timber funds, Fund II, Fund III, and Fund IV, and maintain ownership interests in the Funds of 20%, 5%, and 15%, respectively. Based upon an analysis under the variable interest entity guidance, we have the power to direct the activities that most significantly impact the Funds’ economic success. Therefore, we are considered the primary beneficiary and are required under ASC 810 — Consolidation to consolidate the Funds. Income attributed to third-party investors is reflected as an adjustment to income in our Consolidated Statements of Income and Comprehensive Income under the caption “Net income attributable to noncontrolling interests in consolidated affiliates.”
The following table sets forth the income attributable to the Funds’ noncontrolling interests:

	Three Months Ended March 31,
	2021	2020
Net income attributable to noncontrolling interests in the Funds	$1,076	—
Prior to the merger with Pope Resources, the Funds were formed by ORM LLC for the purpose of generating a return on investment through the acquisition, management, value enhancement and sale of timberland properties. Each Fund is organized to operate for a specified term from the end of its respective investment period: 10 years for each of Fund II and Fund III, and 15 years for Fund IV. Fund II is scheduled to terminate in March 2023, Fund III is scheduled to terminate in December 2025 and Fund IV is scheduled to terminate in January 2035. The obligations of each of the Funds do not have any recourse to the Company or the Operating Partnership.
Ferncliff Investors
We maintain an ownership interest in Ferncliff Investors, a real estate joint venture entity. In 2017, Ferncliff Management and Ferncliff Investors were formed for the purpose of raising capital from third parties to invest in an unconsolidated real estate joint venture entity, Bainbridge Landing LLC, which is developing a five-acre parcel on Bainbridge Island, Washington into a multi-family community containing apartments and townhomes. Ferncliff Management is the manager and 33.33% owner of Ferncliff Investors, with the remaining ownership interest in Ferncliff Investors held by third-party investors. Ferncliff Investors holds a 50% interest in Bainbridge Landing LLC, the joint venture entity that owns and is developing the property.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Based upon an analysis under the variable interest entity guidance, we have the power to direct the activities that most significantly impact the joint venture’s economic success. Therefore, we are considered the primary beneficiary and are required under ASC 810 — Consolidation to consolidate Ferncliff Investors. The obligations of Ferncliff Investors do not have any recourse to the Company or the Operating Partnership.
Bainbridge Landing LLC is considered a voting interests entity. Ferncliff Investors accounts for its interest in the joint venture entity under the equity method because neither it nor the other member can exercise control over Bainbridge Landing LLC.
The Ferncliff Investors joint venture agreement provides for liquidation rights and distribution priorities that are disproportionate to member’s ownership interest. Due to the complex nature of cash distributions to members, net income of the joint venture is allocated to members, including us, using the Hypothetical Liquidation at Book Value (HLBV) method. Under the HLBV method, Ferncliff Investors income or loss is allocated to the members based on the period change in each member’s claim on the book value of net assets, excluding capital contributions and distributions made during the period.

The following table sets forth the income attributable to Ferncliff Investors’ noncontrolling interests:

	Three Months Ended March 31,
	2021	2020
Net income attributable to noncontrolling interests in Ferncliff Investors	$129	—

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
The following table sets forth the Company’s noncontrolling interests in the Operating Partnership:

Three Months Ended March 31, 2021
Beginning noncontrolling interests in the Operating Partnership	$130,121
Adjustment of noncontrolling interests in the Operating Partnership	11,867
Conversions of Redeemable Operating Partnership Units to Common Shares	(4,715)
Net Income attributable to noncontrolling interests in the Operating Partnership	341
Other Comprehensive Income attributable to noncontrolling interests in the Operating Partnership	1,531
Distributions to noncontrolling interests in the Operating Partnership	(1,155)
Total noncontrolling interests in the Operating Partnership	$137,990

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

7.    VARIABLE INTEREST ENTITIES
ORM Timber Fund II, Inc. (Fund II), ORM Timber Fund III LLC (Fund III), and ORM Timber Fund IV LLC. (Fund IV) (Collectively, the “Funds”)
We are the manager of three private equity timber funds, Fund II, Fund III, and Fund IV, and maintain ownership interests in the Funds of 20%, 5%, and 15%, respectively. We determined, based upon an analysis under the variable interest entity guidance, that we have the power to direct the activities that most significantly impact the Funds’ economic success. Therefore, we are considered the primary beneficiary and are required under ASC 810 — Consolidation to consolidate the Funds. For further information on the Funds, see Note 6 — Noncontrolling Interests.
The assets, liabilities and equity of the Funds as of March 31, 2021, were as follows:

Timber Funds	March 31, 2021
Assets:
Cash and cash equivalents	$4,674
Accounts receivable	3,099
Prepaid expenses	9
Other current assets	237
Total current assets	8,019
Timber and timberlands, net of depletion and amortization	408,338
Other assets	74
Total assets	$416,431
Liabilities and Equity:
Accounts payable	$2,064
Intercompany payable (a)	698
Accrued taxes	174
Accrued interest	505
Deferred revenue	323
Other current liabilities	514
Total current liabilities	4,278
Long-term debt, net of deferred financing costs	59,967
Funds’ equity	352,186
Total liabilities and equity	$416,431

(a)Includes management fees and other expenses payable to the Operating Partnership. These amounts are eliminated in the Consolidated Balance Sheets.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Ferncliff Investors
We maintain an ownership interest in Ferncliff Investors, a real estate joint venture entity. Based upon an analysis under the variable interest entity guidance, we have the power to direct the activities that most significantly impact the joint venture’s economic success. Therefore, we are considered the primary beneficiary and are required under ASC 810 — Consolidation to consolidate Ferncliff Investors. For further information on Ferncliff Investors, see Note 6 — Noncontrolling Interests.
The assets, liabilities and equity of Ferncliff Investors as of March 31, 2021, were as follows:

Ferncliff Investors	March 31, 2021
Assets:
Cash and cash equivalents	$139
Intercompany receivable	61
Total current assets	200
Advances to real estate joint venture entity	1,000
Total assets	$1,200
Liabilities and equity:
Total liabilities	$1,892
Ferncliff Investors’ equity	(692)
Total liabilities and equity	$1,200

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

8.    EARNINGS PER SHARE AND PER UNIT
The following table provides details of the calculations of basic and diluted earnings per common share of the Company:

	Three Months Ended March 31,
	2021	2020
Earnings per common share - basic
Numerator:
Net Income	$15,032	$26,421
Less: Net income attributable to noncontrolling interests in the Operating Partnership	(341)	—
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(3,843)	(567)
Net income attributable to Rayonier Inc.	$10,848	$25,854
Denominator:
Denominator for basic earnings per common share - weighted average shares	137,870,821	129,137,494
Basic earnings per common share attributable to Rayonier Inc.:	$0.08	$0.20
Earnings per common share - diluted
Numerator:
Net Income	$15,032	$26,421
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(3,843)	(567)
Net income attributable to Rayonier Inc., before net income attributable to noncontrolling interests in the Operating Partnership	$11,189	$25,854
Denominator:
Denominator for basic earnings per common share - weighted average shares	137,870,821	129,137,494
Add: Dilutive effect of:
Stock options	4,051	1,075
Performance shares, restricted shares and restricted stock units	353,131	209,481
Noncontrolling interests in Operating Partnership units	4,330,794	—
Denominator for diluted earnings per common share - adjusted weighted average shares	142,558,797	129,348,050
Diluted earnings per common share attributable to Rayonier Inc.:	$0.08	$0.20

	Three Months Ended March 31,
	2021	2020
Anti-dilutive shares excluded from the computations of diluted earnings per common share:
Stock options, performance shares, restricted shares and restricted stock units	194,256	406,326
Total	194,256	406,326

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table provides details of the calculations of basic and diluted earnings per unit of the Operating Partnership:

	Three Months Ended March 31,
	2021	2020
Earnings per unit - basic
Numerator:
Net Income	$15,032	$26,421
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(3,843)	(567)
Net income available to unitholders	$11,189	$25,854
Denominator:
Denominator for basic earnings per unit - weighted average units	142,201,615	129,137,494
Basic earnings per unit attributable to Rayonier, L.P.:	$0.08	$0.20
Earnings per unit - diluted
Numerator:
Net Income	$15,032	$26,421
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(3,843)	(567)
Net income available to unitholders	$11,189	$25,854
Denominator:
Denominator for basic earnings per unit - weighted average units	142,201,615	129,137,494
Add: Dilutive effect of unit equivalents:
Stock options	4,051	1,075
Performance shares, restricted shares and restricted stock units	353,131	209,481
Denominator for diluted earnings per unit - adjusted weighted average units	142,558,797	129,348,050
Diluted earnings per unit attributable to Rayonier, L.P.:	$0.08	$0.20

	Three Months Ended March 31,
	2021	2020
Anti-dilutive unit equivalents excluded from the computations of diluted earnings per unit:
Stock options, performance shares, restricted shares and restricted stock units	194,256	406,326
Total	194,256	406,326

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

9.    DEBT
Our debt consisted of the following at March 31, 2021:

March 31, 2021
Debt, excluding Timber Funds:
Term Credit Agreement borrowings due 2028 at a variable interest rate of 1.7% at March 31, 2021 (a)	$350,000
Senior Notes due 2022 at a fixed interest rate of 3.75%	325,000
Incremental Term Loan Agreement borrowings due 2026 at a variable interest rate of 2.0% at March 31, 2021 (b)	300,000
2020 Incremental Term Loan Facility borrowings due 2025 at a variable interest rate of 2.0% at March 31, 2021 (c)	250,000
New Zealand subsidiary noncontrolling interests shareholder loan due 2025 at a fixed interest rate of 2.95%	24,074
Northwest Farm Credit Services Credit Facility with quarterly interest-only payments, collateralized by Core Timberlands, with the following tranches
Due 2025 at a fixed interest rate of 6.1%	11,512
Due 2028 at a fixed interest rate of 4.1%	11,984
Due 2033 at a fixed interest rate of 5.3%	19,363
Due 2036 at a fixed interest rate of 5.4%	9,838
Total debt, excluding Timber Funds	1,301,771
Less: Deferred financing costs, excluding Timber Funds	(2,338)
Long-term debt, net of deferred financing costs, excluding Timber Funds	1,299,433
Debt, Timber Funds:
Fund II Mortgages Payable, collateralized by Fund II timberlands with quarterly interest payments, as follows: (d)
Due 2022 at a variable interest rate of 2.0% at March 31, 2021	11,000
Due 2022 at a variable interest rate of 2.0% at March 31, 2021	14,000
Fund III Mortgages Payable, collateralized by Fund III timberlands with quarterly interest payments, as follows: (e)
Due 2023 at a fixed interest rate of 5.1%	19,431
Due 2024 at a fixed interest rate of 4.5%	15,544
Total debt, Timber Funds	59,975
Less: Deferred financing costs, Timber Funds	(8)
Long-term debt, net of deferred financing costs, Timber Funds	59,967
Long-term debt, net of deferred financing costs	$1,359,400

(a)    As of March 31, 2021, the periodic interest rate on the term credit agreement (the “Term Credit Agreement”) was LIBOR plus 1.600%. We estimate the effective fixed interest rate on the term loan facility to be approximately 3.2% after consideration of interest rate swaps and estimated patronage refunds.
(b)    As of March 31, 2021, the periodic interest rate on the incremental term loan (the “Incremental Term Loan Agreement”) was LIBOR plus 1.900%. We estimate the effective fixed interest rate on the incremental term loan facility to be approximately 2.8% after consideration of interest rate swaps and estimated patronage refunds.
(c)    As of March 31, 2021, the periodic interest rate on the 2020 incremental term loan (the “2020 Incremental Term Loan Facility”) was LIBOR plus 1.850%. We estimate the effective fixed interest rate on the incremental term loan facility to be approximately 2.3% after consideration of interest rate swaps and estimated patronage refunds.
(d)    As of March 31, 2021, the periodic interest rate on the Fund II Mortgages Payable was 3-month LIBOR plus 1.700%.
(e)    As of March 31, 2021, we estimate the effective fixed interest rate on the Fund III Mortgages Payable due 2023 and 2024 to be approximately 3.9% and 3.2%, respectively, after consideration of estimated patronage refunds.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Principal payments due during the next five years and thereafter are as follows:

	Excluding Timber Funds	Timber Funds	Total
2021	—	—	—
2022	325,000	25,000	350,000
2023	—	17,980	17,980
2024	—	14,400	14,400
2025	284,074	—	284,074
Thereafter	685,000	—	685,000
Total Debt	$1,294,074	$57,380	$1,351,454
2021 DEBT ACTIVITY
U.S. Debt — Excluding Timber Funds
During the three months ended March 31, 2021, we made no borrowings or repayments on our Revolving Credit Facility. At March 31, 2021, we had available borrowings of $299.1 million under the Revolving Credit Facility, net of $0.9 million to secure our outstanding letters of credit.
U.S. Debt — Timber Funds
On January 1, 2021, both Fund II Mortgages Payable transitioned from a fixed interest rate of 2.0% to a variable rate of 3-month LIBOR plus 1.700%.
New Zealand
During the three months ended March 31, 2021, the New Zealand subsidiary made no borrowings or repayments on its working capital facility. At March 31, 2021, the New Zealand subsidiary had NZ$20.0 million of available borrowings under its working capital facility.
As of March 31, 2021, the outstanding balance on the shareholder loan is $24.1 million. Except for changes in the New Zealand foreign exchange rate, there have been no adjustments to the carrying value of the shareholder loan since its inception. See Note 6 — Noncontrolling Interests for more information regarding the New Zealand subsidiary.
DEBT COVENANTS — EXCLUDING TIMBER FUNDS
In connection with our $350 million Term Credit Agreement, $300 million Incremental Term Loan Agreement, $250 million 2020 Incremental Term Loan Agreement and $300 million Revolving Credit Facility, customary covenants must be met, the most significant of which include interest coverage and leverage ratios.
The covenants listed below, which are the most significant financial covenants in effect as of March 31, 2021, are calculated on a trailing 12-month basis:

	Covenant Requirement	Actual Ratio	Favorable
Covenant EBITDA to consolidated interest expense should not be less than	2.5 to 1	6.7 to 1	4.2
Covenant debt to covenant net worth plus covenant debt shall not exceed	65%	47%	18%

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

In connection with our $45 million NWFCS Credit Facility, customary covenants must be met, the most significant of which include interest coverage and debt-to-capitalization ratios.
The covenants listed below, which are the most significant financial covenants in effect as of March 31, 2021, are calculated on a trailing 12-month basis:

	Covenant Requirement	Actual Ratio	Favorable
Covenant loan-to-appraised value shall not exceed	50%	12%	38%
Covenant EBITDA to consolidated interest expense should not be less than	2.5 to 1	6.7 to 1	4.2
Covenant debt to covenant net worth plus covenant debt shall not exceed	65%	47%	18%
    In addition to these financial covenants listed above, the 2022 Notes, Term Credit Agreement, Incremental Term Loan Agreement, 2020 Incremental Term Loan Facility, Revolving Credit Facility, and NWFCS Credit Facility include customary covenants that limit the incurrence of debt and the disposition of assets, among others. At March 31, 2021, we were in compliance with all applicable covenants.
DEBT COVENANTS — TIMBER FUNDS
The Fund II Mortgages Payable to MetLife contain a requirement to maintain a loan-to-value ratio of less than 50%, with the denominator defined as fair market value of the timberland pledged as collateral.
The Fund III Mortgages Payable to NWFCS contain a requirement to maintain a minimum interest coverage ratio of 1.5:1, minimum working capital of $500,000, and a loan-to-value ratio of less than 50%, with the denominator defined as fair market value.
Both Timber Funds are in compliance with their respective debt covenants as of March 31, 2021.
10.    DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
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
FOREIGN CURRENCY EXCHANGE AND OPTION CONTRACTS
The functional currency of Rayonier New Zealand Limited, and the New Zealand subsidiary is the New Zealand dollar. The New Zealand subsidiary is exposed to foreign currency risk on export sales and ocean freight payments which are mainly denominated in U.S. dollars. The New Zealand subsidiary typically hedges 50% to 90% of its estimated foreign currency exposure with respect to the following twelve months forecasted sales and purchases, less distributions, and up to 75% of the forward 12 to 18 months. Additionally, the New Zealand subsidiary will occasionally hedge up to 50% of its estimated foreign currency exposure with respect to the following 18 to 48 months forecasted sales and purchases, less distributions, when the New Zealand dollar is at a cyclical low versus the U.S. dollar. Foreign currency exposure from the New Zealand subsidiary’s trading operations is typically hedged based on the following three months forecasted sales and purchases. As of March 31, 2021, foreign currency exchange contracts and foreign currency option contracts had maturity dates through September 2022 and August 2021, respectively.

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

The following table contains information on the outstanding interest rate swaps as of March 31, 2021:

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
TREASURY LOCKS
During the first quarter of 2020, we entered into three treasury lock agreements, which were designated and qualified as cash flow hedges. Prior to expiration, we de-designated and settled the treasury locks by converting them into interest rate swap lock agreements (discussed below). To the extent we de-designate or terminate a cash flow hedging relationship and the associated hedged item continues to exist, any unrealized gain or loss of the cash flow hedge at the time of de-designation remains in accumulated other comprehensive loss and is amortized using the straight-line method through interest expense over the remaining life of the hedged item. As of March 31, 2021, there was $18.8 million recorded in accumulated other comprehensive loss in connection with the settled treasury locks which will be reclassified to earnings through interest expense over the life of the anticipated issued debt. For additional information regarding the expired treasury lock agreements, see Note 16 - Derivative Instruments and Hedging Activities in our 2020 Form 10-K.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

INTEREST RATE SWAP LOCKS
Upon de-designation, we converted the above treasury lock agreements to interest rate swap lock agreements, which were designated and qualified as cash flow hedges. Prior to expiration, we de-designated and partially cash settled $11.1 million of the interest rate swap locks and converted them into interest rate swap agreements. To the extent we de-designate or terminate a cash flow hedging relationship and the associated hedged item continues to exist, any unrealized gain or loss of the cash flow hedge at the time of de-designation remains in accumulated other comprehensive loss and is amortized using the straight-line method through interest expense over the remaining life of the hedged item. As of March 31, 2021, there was $1.3 million recorded in accumulated other comprehensive loss in connection with settled interest rate swap locks which will be reclassified to earnings through interest expense over the life of the anticipated issued debt. For additional information regarding the expired interest rate swap lock agreements, see Note 16 - Derivative Instruments and Hedging Activities in our 2020 Form 10-K.
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
The following table contains information on the outstanding forward-starting interest rate swaps as of March 31, 2021:

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

CARBON OPTIONS
The New Zealand subsidiary enters into carbon options from time to time to sell carbon assets at certain prices. Changes in fair value of the carbon option contracts are recorded in “Interest and other miscellaneous expense, net” as the contracts do not qualify for hedge accounting treatment. As of March 31, 2021, all existing carbon option contracts have expired.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables demonstrate the impact, gross of tax, of our derivatives on the Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2021 and 2020:

		Three Months Ended March 31,
	Income Statement Location	2021	2020
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive income (loss)	($2,852)	($5,480)
Foreign currency option contracts	Other comprehensive income (loss)	(929)	(1,149)
Interest rate swaps	Other comprehensive income (loss)	28,512	(39,450)
	Interest expense	3,438	452
Treasury locks	Other comprehensive income (loss)	—	(20,846)
	Interest expense	521	—
Interest rate swap locks	Other comprehensive income (loss)	—	854
	Interest expense	35	—
Forward-starting interest rate swaps	Other comprehensive income (loss)	31,219	(19,710)

Derivatives not designated as hedging instruments:
Carbon option contracts	Interest and other miscellaneous income, net	—	549
During the next 12 months, the amount of the March 31, 2021 AOCI balance, net of tax, expected to be reclassified into earnings as a result of the maturation of our derivative instruments is a gain of approximately $2.6 million.
The following table contains the notional amounts of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Notional Amount
	March 31, 2021	December 31, 2020
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	$64,000	$49,000
Foreign currency option contracts	16,000	28,000
Interest rate swaps	900,000	900,000
Forward-starting interest rate swaps	475,000	475,000

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table contains the fair values of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Location on Balance Sheet	Fair Value Assets / (Liabilities) (a)
		March 31, 2021	December 31, 2020
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other current assets	$3,477	$4,968
	Other assets	160	1,050
	Other current liabilities	(454)	—
	Other non-current liabilities	(17)	—
Foreign currency option contracts	Other current assets	592	1,526
	Other current liabilities	(7)	(11)
Interest rate swaps	Other assets	9,945	—
	Other non-current liabilities	(29,301)	(51,580)
Forward-starting interest rate swaps	Other assets	18,690	513
	Other non-current liabilities	—	(13,042)

Total derivative contracts:
Other current assets		$4,069	$6,494
Other assets		28,795	1,563
Total derivative assets		$32,864	$8,057

Other current liabilities		(461)	(11)
Other non-current liabilities		(29,318)	(64,622)
Total derivative liabilities		($29,779)	($64,633)

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
The following table presents the carrying amount and estimated fair values of our financial instruments as of March 31, 2021 and December 31, 2020, using market information and what we believe to be appropriate valuation methodologies under GAAP:

	March 31, 2021			December 31, 2020
Asset (Liability) (a)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents, excluding Timber Funds	$77,946	$77,946	—	$80,454	$80,454	—
Cash and cash equivalents, Timber Funds	4,674	4,674	—	4,053	4,053	—
Restricted cash (b)	475	475	—	2,975	2,975	—
Long-term debt, excluding Timber Funds (c)	(1,299,433)	—	(1,304,371)	(1,300,336)	—	(1,313,631)
Long-term debt, Timber Funds (c)	(59,967)	—	(60,207)	(60,179)	—	(60,474)
Interest rate swaps (d)	(19,356)	—	(19,356)	(51,580)	—	(51,580)
Forward-starting interest rate swaps (d)	18,690	—	18,690	(12,529)	—	(12,529)
Foreign currency exchange contracts (d)	3,166	—	3,166	6,018	—	6,018
Foreign currency option contracts (d)	585	—	585	1,515	—	1,515
Noncontrolling Interests in the Operating Partnership (e)	137,990	137,990	—	130,121	130,121	—

(a)We did not have Level 3 assets or liabilities at March 31, 2021 and December 31, 2020.
(b)Restricted cash represents cash held in escrow. See Note 22 — Restricted Cash for additional information.
(c)The carrying amount of long-term debt is presented net of capitalized debt costs on non-revolving debt. See Note 9 — Debt for additional information.
(d)See Note 10 — Derivative Financial Instruments and Hedging Activities for information regarding the Consolidated Balance Sheets classification of our derivative financial instruments.
(e)Noncontrolling Interests in the Operating Partnership is neither an asset or liability and is classified as temporary equity in the Company’s Consolidated Balance Sheets. This relates to the ownership of Rayonier, L.P. units by various individuals and entities other than the Company.

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

12.    COMMITMENTS
At March 31, 2021, the future minimum payments under non-cancellable commitments were as follows:

	Environmental Remediation (a)	Development Projects (b)	Commitments (c)	Total
Remaining 2021	$814	$17,440	$11,445	$29,699
2022	2,097	3,182	17,901	23,180
2023	1,853	267	18,512	20,632
2024	1,853	267	15,671	17,791
2025	2,338	267	10,625	13,230
Thereafter	2,575	3,899	29,987	36,461
	$11,530	$25,322	$104,141	$140,993

(a)Environmental remediation represents our estimate of potential liability associated with environmental contamination and Natural Resource Damages (NRD) in Port Gamble, Washington. See Note 14 - Environmental and Natural Resource Damage Liabilities for additional information.
(b)Primarily consisting of payments expected to be made on our Wildlight and Richmond Hill development projects.
(c)Commitments include payments expected to be made on financial instruments (foreign exchange contracts, interest rate swaps and forward-starting interest rate swaps) and other purchase obligations.

13.    CONTINGENCIES

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

14.    ENVIRONMENTAL AND NATURAL RESOURCE DAMAGE LIABILITIES
Various federal and state environmental laws in the states in which we operate place cleanup or restoration liability on the current and former owners of affected real estate. These laws are often a source of “strict liability,” meaning that an owner or operator need not necessarily have caused, or even been aware of, the release of contaminated materials. Similarly, there are certain environmental laws that allow state, federal, and tribal trustees (collectively, the “Trustees”) to bring suit against property owners to recover damage for injuries to natural resources. Like the liability that attaches to current property owners in the cleanup context, liability for natural resource damages (“NRD”) can attach to a property simply because an injury to natural resources resulted from releases of contaminated materials on or from the owner’s property, regardless of culpability for the release. For additional information, see Note 13 - Environmental and Natural Resource Damage Liabilities in the 2020 Form 10-K.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Changes in environmental and NRD liabilities from December 31, 2020 to March 31, 2021 are shown below:

Port Gamble, WA
Non-current portion at December 31, 2020	$10,615
Plus: Current portion	1,026
Total Balance at December 31, 2020	11,641
Expenditures	(111)
Total Balance at March 31, 2021	11,530
Less: Current portion	(930)
Non-current portion at March 31, 2021	$10,600

These estimates were based on assumptions that we believe to be reasonable; however, actual results may differ from these estimates. See Note 2 - Merger with Pope Resources for information regarding our preliminary estimates of fair value. It is expected that the upland mill site cleanup and NRD restoration will occur over the next two to three years, while the monitoring of Port Gamble Bay, mill site and landfills will continue for an additional 10 to 15 years. NRD costs are subject to change as the scope of the restoration projects become more clearly defined. It is reasonably possible that these components of the liability may increase as the project progresses. Management continues to monitor the Port Gamble cleanup process and will make adjustments as needed. Should any future circumstances result in a change to the estimated cost of the project, we will record an appropriate adjustment to the liability in the period it becomes known and when we can reasonably estimate the amount. For further information on the timing and amount of future payments related to our environmental remediation liabilities, see Note 12 - Commitments.

15.    GUARANTEES
We provide financial guarantees as required by creditors, insurance programs, and various governmental agencies.
As of March 31, 2021, the following financial guarantees were outstanding:

Financial Commitments (a)	Maximum Potential Payment
Standby letters of credit	$885
Surety bonds (b)	9,340
Total financial commitments	$10,225

(a)We have not recorded any liabilities for these financial commitments in our Consolidated Balance Sheets. The guarantees are not subject to measurement, as the guarantees are dependent on our own performance.
(b)Surety bonds are issued primarily to secure performance obligations related to various operational activities, to provide collateral for our Wildlight development project in Nassau County, Florida and in connection with pending and completed sales from the Harbor Hill project in Gig Harbor, Washington. These surety bonds expire at various dates during 2021, 2022, 2023 and 2024 and are expected to be renewed as required.

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
Changes in higher and better use timberlands and real estate development investments from December 31, 2020 to March 31, 2021 are shown below:

	Higher and Better Use Timberlands and Real Estate Development Investments
	Land and Timber	Development Investments	Total
Non-current portion at December 31, 2020	$79,901	$28,617	$108,518
Plus: Current portion (a)	212	6,544	6,756
Total Balance at December 31, 2020	80,113	35,161	115,274
Non-cash cost of land and improved development	(549)	(232)	(781)
Amortization of parcel real estate development investments	—	(139)	(139)
Timber depletion from harvesting activities and basis of timber sold in real estate sales	(243)	—	(243)
Capitalized real estate development investments (b)	—	5,291	5,291
Capital expenditures (silviculture)	96	—	96
Intersegment transfers	1,082	—	1,082
Purchase price allocation adjustment (c)	8,238	—	8,238
Total Balance at March 31, 2021	88,737	40,081	128,818
Less: Current portion (a)	(811)	(16,692)	(17,503)
Non-current portion at March 31, 2021	$87,926	$23,389	$111,315

(a)The current portion of Higher and Better Use Timberlands and Real Estate Development Investments is recorded in Inventory. See Note 17 — Inventory for additional information.
(b)Capitalized real estate development investments include $0.1 million of capitalized interest and $2.3 million of parcel real estate development investments. Parcel real estate development investments represent investments made for specific lots and/or commercial parcels that are currently under contract or expected to be ready for market within a year.
(c)Reflects measurement period adjustments on HBU properties acquired in the merger with Pope Resources. The estimated fair value of HBU properties acquired in the merger is approximately $34.7 million. This includes development properties in the town of Port Gamble, Washington, development projects in Gig Harbor, Kingston, and Bremerton, Washington and various other assets. See Note 2 - Merger with Pope Resources for additional information.
17.    INVENTORY
As of March 31, 2021 and December 31, 2020, our inventory consisted entirely of finished goods, as follows:

	March 31, 2021	December 31, 2020
Finished goods inventory
Real estate inventory (a)	$17,503	$6,756
Log inventory	7,490	3,838
Total inventory	$24,993	$10,594

(a)Represents the cost of HBU real estate (including capitalized development investments) under contract to be sold. See Note 16 — Higher And Better Use Timberlands and Real Estate Development Investments for additional information.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

18.    OTHER OPERATING INCOME (EXPENSE), NET
Other operating income (expense), net consisted of the following:

	Three Months Ended March 31,
	2021	2020
Gain on foreign currency remeasurement, net of cash flow hedges	$2,429	$1,433
Gain on sale or disposal of property and equipment	90	3
Log trading marketing fees	6	47
Costs related to the merger with Pope Resources (a)	—	(2,487)
Equity income related to Bainbridge Landing LLC joint venture (b)	19	—
Miscellaneous expense, net	(96)	(107)
Total	$2,448	($1,111)

(a)    Includes legal, accounting, due diligence, consulting and other costs related to the merger with Pope Resources. See Note 2 - Merger with Pope Resources and Note 24 - Charges for Integration and Restructuring for additional information.
(b)    See Note 6 - Noncontrolling Interests and Note 7 - Variable Interest Entities for additional information on Ferncliff Investors.

19.    EMPLOYEE BENEFIT PLANS
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
We are not required to make mandatory 2021 pension contributions due to our plan’s improved funding status and have made no pension contribution payments during the three months ended March 31, 2021.
The net pension and postretirement benefit (credits) costs that have been recorded are shown in the following table:

Components of Net Periodic Benefit (Credit) Cost	Income Statement Location	Pension		Postretirement
		Three Months Ended March 31,		Three Months Ended March 31,
		2021	2020	2021	2020
Service cost	Selling and general expenses	—	—	$2	$2
Interest cost	Interest and other miscellaneous expense, net	557	677	11	13
Expected return on plan assets (a)	Interest and other miscellaneous expense, net	(936)	(876)	—	—
Amortization of losses	Interest and other miscellaneous expense, net	288	215	5	2
Net periodic benefit (credit) cost		($91)	$16	$18	$17

(a)The weighted-average expected long-term rate of return on plan assets used in computing 2021 net periodic benefit cost for pension benefits is 5.7%.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

20.    INCOME TAXES

Rayonier is a REIT under the Internal Revenue Code and therefore generally does not pay U.S. federal or state income tax. As of March 31, 2021, Rayonier owns a 97.0% interest in the Operating Partnership and conducts substantially all of its timberland operations through the Operating Partnership. The taxable income or loss generated by the Operating Partnership is passed through and reported to its unit holders (including the Company) on a Schedule K-1 for inclusion in each unitholder’s income tax return. Certain operations, including log trading and certain real estate activities, such as the entitlement, development and sale of HBU properties, are conducted through our TRS. The TRS subsidiaries are subject to United States federal and state corporate income tax. The New Zealand timber operations are conducted by the New Zealand subsidiary, which is subject to corporate-level tax at 28% in New Zealand and is treated as a partnership for U.S. income tax purposes.
PROVISION FOR INCOME TAXES
The Company’s tax expense is principally related to corporate-level tax in New Zealand and non-resident withholding tax on repatriation of earnings from New Zealand. The following table contains the income tax expense recognized on the Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended March 31,
	2021	2020
Income tax expense	($3,421)	($3,706)
ANNUAL EFFECTIVE TAX RATE
The Company’s effective tax rate after discrete items is below the 21.0% U.S. statutory rate due to tax benefits associated with being a REIT. The following table contains the Company’s annualized effective tax rate after discrete items:

	Three Months Ended March 31,
	2021	2020
Annualized effective tax rate after discrete items	11.6%	12.1%

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

21.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in AOCI by component for the three months ended March 31, 2021 and the year ended December 31, 2020. All amounts are presented net of tax and exclude portions attributable to noncontrolling interests.

	Foreign currency translation (loss) gains	Net investment hedges of New Zealand subsidiary	Cash flow hedges		Employee benefit plans		Total Rayonier, L.P.	Allocation to Operating Partnership	Total Rayonier Inc.
Balance as of December 31, 2019	($226)	$1,321	($8,910)		($23,387)		($31,202)	—	($31,202)
Other comprehensive income (loss) before reclassifications	22,928	—	(71,644)		(1,794)		(50,510)	—	(50,510)
Amounts reclassified from accumulated other comprehensive loss	—	—	9,498		869	(b)	10,367	(2,540)	7,827
Net other comprehensive income (loss)	22,928	—	(62,146)		(925)		(40,143)	(2,540)	(42,683)
Balance as of December 31, 2020	$22,702	$1,321	($71,056)		($24,312)		($71,345)	($2,540)	($73,885)
Other comprehensive (loss) income before reclassifications	(11,652)	—	56,637	(a)	—		44,985	—	44,985
Amounts reclassified from accumulated other comprehensive loss	—	—	4,991		294	(b)	5,285	(1,531)	3,754
Net other comprehensive (loss) income	(11,652)	—	61,628		294		50,270	(1,531)	48,739
Balance as of March 31, 2021	$11,050	$1,321	($9,428)		($24,018)		($21,075)	($4,071)	($25,146)

(a)Includes $59.7 million of other comprehensive loss related to interest rate swaps, treasury locks, interest rate swap locks and forward-starting interest rate swaps. See Note 10 — Derivative Financial Instruments and Hedging Activities for additional information.
(b)This component of other comprehensive (loss) income is included in the computation of net periodic pension and post-retirement costs. See Note 19 — Employee Benefit Plans for additional information.
The following table presents details of the amounts reclassified in their entirety from AOCI to net income for the three months ended March 31, 2021 and March 31, 2020:

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the income statement
	March 31, 2021	March 31, 2020
Realized loss on foreign currency exchange contracts	$1,205	$18	Other operating expense, net
Realized loss on foreign currency option contracts	594	9	Other operating expense, net
Noncontrolling interests	(414)	(6)	Comprehensive (loss) income attributable to noncontrolling interests
Realized loss (gain) on interest rate contracts	3,994	(452)	Interest expense
Income tax expense from net gain on foreign currency contracts	(388)	(6)	Income tax expense
Net loss (gain) from accumulated other comprehensive income	$4,991	($437)

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

22.    RESTRICTED CASH
Restricted cash includes cash balances held in escrow as collateral for certain contractual obligations related to our Richmond Hill development project as well as cash held in escrow for real estate sales. As of March 31, 2021 and December 31, 2020, we had $0.5 million and $3.0 million, respectively, of restricted cash held in escrow. In addition, in order to qualify for like-kind exchange (“LKE”) treatment, the proceeds from real estate sales must be deposited with a third-party intermediary. These proceeds are accounted for as restricted cash until a suitable replacement property is acquired. In the event LKE purchases are not completed, the proceeds are returned to us after 180 days and reclassified as available cash. As of March 31, 2021 and December 31, 2020, we had no proceeds from real estate sales classified as restricted cash which were deposited with an LKE intermediary.
The following table contains the amounts of restricted cash recorded in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows for the three months ended March 31, 2021:

March 31, 2021
Restricted cash held in escrow	$475
Total restricted cash shown in the Consolidated Balance Sheets	475
Cash and cash equivalents	82,620
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$83,095

23.    ASSETS HELD FOR SALE
Assets held for sale is composed of properties under contract and expected to be sold within 12 months that also meet the other relevant held-for sale criteria in accordance with ASC 360-10-45-9. As of March 31, 2021 and December 31, 2020, the basis in properties meeting this classification was $7.9 million and $3.4 million, respectively. Since the basis in these properties was less than the fair value, including costs to sell, no impairment was recognized.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

24.    CHARGES FOR INTEGRATION AND RESTRUCTURING

During 2020, we incurred and accrued for termination benefits (primarily severance) and accelerated share-based payment costs based upon actual and expected qualifying terminations of certain employees as a result of restructuring decisions made concurrent with and subsequent to the merger with Pope Resources. We also incurred non-recurring professional services costs for investment banking, legal, consulting, accounting and certain other fees directly attributable to the merger with Pope Resources.
A summary of the charges for integration and restructuring related to the merger with Pope Resources is presented below:

	Three Months Ended March 31,
	2021	2020
Professional services	—	$2,347
Other integration and restructuring costs	—	140
Total integration and restructuring charges related to the merger with Pope Resources	—	$2,487

Changes in accrued severance related to restructuring during the three months ended March 31, 2021 were as follows:

Three Months Ended
March 31, 2021
Accrued severance as of December 31, 2020	$112
Payments	(53)
Accrued severance as of March 31, 2021	$59

Accrued severance is recorded within “Accrued Payroll and Benefits” in our Consolidated Balance Sheets. The majority of the accrued severance balance as of March 31, 2021 is expected to be paid within one year.

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
This MD&A is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors which may affect future results. Our MD&A should be read in conjunction with our Consolidated Financial Statements included in Item 1 of this report, our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) and information contained in our subsequent reports filed with the Securities and Exchange Commission (the “SEC”).
FORWARD-LOOKING STATEMENTS
Certain statements in this document regarding anticipated financial outcomes, including our earnings guidance, if any, business and market conditions, outlook, expected dividend rate, our business strategies, including the recent acquisition of Pope Resources, expected harvest schedules, timberland acquisitions and dispositions, the anticipated benefits of our business strategies, and other similar statements relating to our future events, developments, or financial or operational performance or results, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate,” “believe,” “intend,” “project,” “anticipate” and other similar language. However, the absence of these or similar words or expressions does not mean that a statement is not forward-looking. While management believes that these forward-looking statements are reasonable when made, forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. The risk factors contained in Item 1A — Risk Factors in our 2020 Form 10-K and similar discussions included in other reports that we subsequently file with the SEC, among others, could cause actual results or events to differ materially from our historical experience and those expressed in forward-looking statements made in this document.
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

OUR COMPANY
    We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive softwood timber growing regions in the United States and New Zealand. We invest in timberlands and actively manage them to provide current income and attractive long-term returns to our shareholders. We conduct our business through an umbrella partnership real estate investment trust (“UPREIT”) structure in which our assets are owned by our Operating Partnership and its subsidiaries. Rayonier manages the Operating Partnership as its sole general partner. Our revenues, operating income and cash flows are primarily derived from the following core business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Timber Funds, Real Estate, and Trading. As of March 31, 2021, we owned or leased under long-term agreements approximately 2.7 million acres of timberlands located in the U.S. South (1.75 million acres), U.S. Pacific Northwest (507,000 acres) and New Zealand (417,000 gross acres or 296,000 net plantable acres). We also act as the managing member in a private equity timber fund business with three funds comprising approximately 141,000 acres. On a “look-through basis,” our ownership in the timber fund business equates to approximately 17,000 acres.
SEGMENT INFORMATION
    The Southern Timber, Pacific Northwest Timber, New Zealand Timber, and Timber Funds segments include all activities related to the harvesting of timber and other non-timber income activities, such as the licensing of properties for hunting, the leasing of properties for mineral extraction and cell towers, and carbon credit sales. Our New Zealand operations are conducted by Matariki Forestry Group, a joint venture (the “New Zealand subsidiary”), in which we maintain a 77% ownership interest. The Timber Funds segment operations are managed by ORM LLC, a subsidiary acquired in the merger with Pope Resources. We own approximately 20% of Fund II, 5% of Fund III and 15% of Fund IV. When referring to our proportionate ownership share of the Timber Funds segment, we will refer to the sums as “look-through” totals. See Note 6 - Noncontrolling Interests for additional information regarding our noncontrolling interests in the New Zealand Timber and Timber Funds segments.
    The Real Estate segment includes all U.S. and New Zealand land or leasehold sales disaggregated into six sales categories: Improved Development, Unimproved Development, Rural, Timberland & Non-Strategic, Conservation Easement and Large Dispositions. It also includes residential and commercial lease activity, primarily in the town of Port Gamble, Washington.
    The Trading segment primarily reflects log trading activities in New Zealand and Australia conducted by our New Zealand subsidiary. Our Trading segment activities include an export services joint venture with a third-party forest manager in which Matariki Forests Trading Ltd maintains a 50% ownership interest. The Trading segment complements the New Zealand Timber segment by providing added market intelligence, increasing the scale of export operations and achieving cost savings that directly benefit the New Zealand Timber segment. This additional market intelligence also benefits our Southern and Pacific Northwest export log marketing.
ENVIRONMENTAL MATTERS
For a full description of our environmental matters, see Item 1 - “Business” in our Annual Report on Form 10-K for the year ended December 31, 2020 and comprehensive environmental and carbon reports located at our Responsible Stewardship webpage.
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

As the current novel coronavirus (“COVID-19”) pandemic continues to evolve, the expected duration and the extent of economic disruption it may ultimately cause remain uncertain. Local, state and national governments continue to evaluate policies and restrictions in order to mitigate the spread of COVID-19. Government-mandated shutdowns or shelter-in-place orders in markets in which we operate could negatively impact our results. Further, prolonged periods of lower overall business activity as a result of COVID-19 could cause significant damage to the underlying economy, which would likely impact U.S. timber markets. We will continue to monitor COVID-19 and its impact on the markets in which we operate going forward.
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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES
    The preparation of financial statements requires us to make estimates, assumptions and judgments that affect our assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information we believe are reasonable. Actual results may differ from these estimates. For a full description of our critical accounting policies, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2020 Form 10-K.

DISCUSSION OF TIMBER INVENTORY AND SUSTAINABLE YIELD
    See Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield in our 2020 Form 10-K.
OUR TIMBERLANDS
    Our timber operations are comprised of our core timberland holdings, which are disaggregated into three geographically distinct reporting segments: Southern Timber, Pacific Northwest Timber and New Zealand Timber in addition to our timber fund holdings, which represents our ownership in Timber Funds II, III and IV. The following tables provide a breakdown of our timberland holdings as of March 31, 2021 and December 31, 2020:

Core Timberland Holdings
(acres in 000s)	As of March 31, 2021			As of December 31, 2020
	Owned	Leased	Total	Owned	Leased	Total
Southern
Alabama	223	14	237	223	14	237
Arkansas	—	6	6	—	6	6
Florida	345	61	406	327	61	388
Georgia	611	64	675	602	71	673
Louisiana	140	—	140	140	—	140
Oklahoma	92	—	92	92	—	92
South Carolina	16	—	16	16	—	16
Texas	179	—	179	181	—	181
	1,606	145	1,751	1,581	152	1,733

Pacific Northwest
Oregon	61	—	61	61	—	61
Washington	442	4	446	442	4	446
	503	4	507	503	4	507

New Zealand (a)	185	232	417	185	232	417
Total	2,294	381	2,675	2,269	388	2,657

(a)Represents legal acres owned and leased by the New Zealand subsidiary, in which we own a 77% interest. As of March 31, 2021, legal acres in New Zealand consisted of 296,000 plantable acres and 121,000 non-productive acres.

Timber Fund Holdings
(acres in 000s)	As of March 31, 2021		As of December 31, 2020
	Total	Look-through	Total	Look-through
Timber Funds
Oregon	51	7	51	7
Washington	71	9	71	9
California	19	1	19	1
Total	141	17	141	17

Total Timberland under Management
(acres in 000s)	As of March 31, 2021	As of December 31, 2020
	Total	Total
Southern	1,751	1,733
Pacific Northwest	507	507
New Zealand	417	417
Timber Funds	141	141
Total	2,816	2,798

The following tables detail activity for owned and leased acres in our core timberland holdings by state from December 31, 2020 to March 31, 2021:

(acres in 000s)	Acres Owned
	December 31, 2020	Acquisitions	Sales	Other	March 31, 2021
Southern
Alabama	223	—	—	—	223
Florida	327	18	—	—	345
Georgia	602	9	—	—	611
Louisiana	140	—	—	—	140
Oklahoma	92	—	—	—	92
South Carolina	16	—	—	—	16
Texas	181	—	(2)	—	179
	1,581	27	(2)	—	1,606

Pacific Northwest
Oregon	61	—	—	—	61
Washington	442	—	—	—	442
	503	—	—	—	503

New Zealand (a)	185	—	—	—	185
Total	2,269	27	(2)	—	2,294

(a)Represents legal acres owned by the New Zealand subsidiary, in which we have a 77% interest.

(acres in 000s)	Acres Leased
	December 31, 2020	New Leases	Sold/Expired Leases (a)	Other (b)	March 31, 2021
Southern
Alabama	14	—	—	—	14
Arkansas	6	—	—	—	6
Florida	61	—	—	—	61
Georgia	71	—	(1)	(6)	64
	152	—	(1)	(6)	145

Pacific Northwest
Washington (c)	4	—	—	—	4

New Zealand (d)	232	—	—	—	232
Total	388	—	(1)	(6)	381

(a)Includes acres previously under lease that have been harvested and activity for the relinquishment of leased acres.
(b)Includes acres previously under lease that we have acquired as fee ownership.
(c)Primarily timber reservations acquired in the merger with Pope Resources.
(d)Represents legal acres leased by the New Zealand subsidiary, in which we have a 77% interest.

The following table details activity in our timber fund holdings by state from December 31, 2020 to March 31, 2021:

(acres in 000s)	Acres Owned
	December 31, 2020	Acquisitions	Sales	Other	March 31, 2021
Fund II
Oregon	18	—	—	—	18
Washington	13	—	—	—	13
Total Fund II	31	—	—	—	31
Look-through share of Fund II	6	—	—	—	6

Fund III
Oregon	13	—	—	—	13
Washington	25	—	—	—	25
California	19	—	—	—	19
Total Fund III	57	—	—	—	57
Look-through share of Fund III	3	—	—	—	3

Fund IV
Oregon	20	—	—	—	20
Washington	33	—	—	—	33
Total Fund IV	53	—	—	—	53
Look-through share of Fund IV	8	—	—	—	8

Total Timber Funds	141	—	—	—	141
Look-through share of Funds	17	—	—	—	17

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS
The following table provides key financial information by segment and on a consolidated basis:

	Three Months Ended March 31,
Financial Information (in millions)	2021	2020
Sales
Southern Timber	$51.7	$53.0
Pacific Northwest Timber	41.5	31.1
New Zealand Timber	57.6	37.5
Timber Funds	14.9	—
Real Estate
Improved Development	0.3	—
Rural	9.8	2.4
Deferred Revenue/Other (a)	0.5	0.1
Large Dispositions	—	116.0
Total Real Estate	10.5	118.5
Trading	16.7	19.0
Intersegment Eliminations	(1.5)	—
Total Sales	$191.4	$259.1

Operating Income (Loss)
Southern Timber	$17.3	$15.1
Pacific Northwest Timber	1.3	(0.9)
New Zealand Timber	14.0	5.4
Timber Funds	1.5	—
Real Estate (b)	1.7	26.8
Trading	0.2	—
Corporate and Other	(7.6)	(7.8)
Operating Income	28.5	38.6
Interest expense, interest income and other	(10.0)	(8.5)
Income tax expense	(3.5)	(3.7)
Net Income	15.0	26.4
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(3.8)	(0.5)
Net Income Attributable to Rayonier, L.P.	$11.2	$25.9
Less: Net income attributable to noncontrolling interests in the Operating Partnership	(0.4)	—
Net Income Attributable to Rayonier Inc.	$10.8	$25.9

Adjusted EBITDA (c)
Southern Timber	$31.7	$33.3
Pacific Northwest Timber	17.6	9.8
New Zealand Timber	21.2	10.2
Timber Funds	1.0	—
Real Estate	5.1	(1.1)
Trading	0.2	—
Corporate and Other	(7.3)	(5.0)
Total Adjusted EBITDA	$69.5	$47.1

(a)Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.
(b)The three months ended March 31, 2020 includes $28.7 million from a Large Disposition.
(c)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended March 31,
Southern Timber Overview	2021	2020
Sales Volume (in thousands of tons)
Pine Pulpwood	843	1,133
Pine Sawtimber	638	680
Total Pine Volume	1,481	1,813
Hardwood	31	30
Total Volume	1,512	1,843

Percentage Delivered Sales	36%	32%
Percentage Stumpage Sales	64%	68%

Net Stumpage Pricing (dollars per ton)
Pine Pulpwood	$17.10	$16.05
Pine Sawtimber	27.51	26.67
Weighted Average Pine	$21.58	$20.03
Hardwood	10.51	12.74
Weighted Average Total	$21.35	$19.91

Summary Financial Data (in millions of dollars)
Timber Sales	$44.2	$47.5
Less: Cut, Haul & Freight	(11.9)	(10.8)
Net Stumpage Sales	$32.3	$36.7

Non-Timber Sales	7.5	5.5
Total Sales	$51.7	$53.0

Operating Income	$17.3	$15.1
(+) Depreciation, depletion and amortization	14.4	18.2
Adjusted EBITDA (a)	$31.7	$33.3

Other Data
Period-End Acres (in thousands)	1,751	1,780

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended March 31,
Pacific Northwest Timber Overview	2021	2020
Sales Volume (in thousands of tons)
Pulpwood	79	82
Sawtimber	457	393
Total Volume	536	476

Sales Volume (converted to MBF)
Pulpwood	7,559	7,789
Sawtimber	57,905	50,406
Total Volume	65,464	58,194

Percentage Delivered Sales	78%	78%
Percentage Sawtimber Sales	85%	83%

Delivered Log Pricing (in dollars per ton)
Pulpwood	$29.36	$38.11
Sawtimber	90.98	75.40
Weighted Average Log Price	$81.64	$68.29

Summary Financial Data (in millions of dollars)
Timber Sales	$40.3	$30.6
Less: Cut and Haul	(16.0)	(14.2)
Net Stumpage Sales	$24.3	$16.4

Non-Timber Sales	1.3	0.5
Total Sales	$41.5	$31.1

Operating Income (Loss)	$1.3	($0.9)
(+) Depreciation, depletion and amortization	16.3	10.7
Adjusted EBITDA (a)	$17.6	$9.8

Other Data
Period-End Acres (in thousands)	507	384
Sawtimber (in dollars per MBF)	$730	$611
Estimated Percentage of Export Volume	10%	2%

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended March 31,
New Zealand Timber Overview	2021	2020
Sales Volume (in thousands of tons)
Domestic Pulpwood (Delivered)	106	101
Domestic Sawtimber (Delivered)	159	147
Export Pulpwood (Delivered)	47	16
Export Sawtimber (Delivered)	287	216
Total Volume	599	481

Delivered Log Pricing (in dollars per ton)
Domestic Pulpwood	$40.15	$33.84
Domestic Sawtimber	80.95	69.97
Export Sawtimber	121.65	94.86
Weighted Average Log Price	$95.70	$74.16

Summary Financial Data (in millions of dollars)
Timber Sales	$57.3	$35.6
Less: Cut and Haul	(20.9)	(15.2)
Less: Port and Freight Costs	(12.0)	(8.0)
Net Stumpage Sales	$24.4	$12.4

Non-Timber Sales / Carbon Credits	0.2	1.9
Total Sales	$57.6	$37.5

Operating Income	$14.0	$5.4
(+) Depreciation, depletion and amortization	7.2	4.8
Adjusted EBITDA (a)	$21.2	$10.2

Other Data
New Zealand Dollar to U.S. Dollar Exchange Rate (b)	0.7217	0.6500
Net Plantable Period-End Acres (in thousands)	296	295
Export Sawtimber (in dollars per JAS m3)	$141.45	$110.29
Domestic Sawtimber (in $NZD per tonne)	$123.39	$118.41

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.
(b)Represents the period-average rate.

	Three Months Ended March 31,
Timber Funds Overview	2021	2020
Sales Volume (in thousands of tons)
Pulpwood	9	—
Sawtimber	136	—
Total Volume	145	—

Summary Financial Data (in millions of dollars)
Timber Sales	$13.6	—
Less: Cut and Haul	(5.5)	—
Net Stumpage Sales	$8.1	—

Timberland Management Fees	1.4	—
Total Sales	$14.9	—

Operating Income	$1.5	—
Operating income attributable to NCI in Timber Funds	(1.1)	—
(+) Depreciation, depletion and amortization (“Look-through”)	0.6	—
Adjusted EBITDA (a)	$1.0	—

Other Data
Period-End Acres (in thousands)	141	—
“Look-through” Period-End Acres (in thousands)	17	—

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended March 31,
Trading Overview	2021	2020
Sales Volume (in thousands of tons)
NZ Trading - Domestic	13	8
NZ Trading - Export	128	199
Total Volume	141	207

Summary Financial Data (in millions of dollars)
Trading Sales	$16.2	$18.6
Non-Timber Sales	0.4	0.3
Total Sales	$16.7	$19.0

Operating Income	$0.2	—
Adjusted EBITDA (a)	$0.2	—

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended March 31,
Real Estate Overview	2021	2020
Sales (in millions of dollars)
Improved Development	$0.3	—
Rural	9.8	2.4
Deferred Revenue/Other (a)	0.5	0.1
Large Dispositions (b)	—	116.0
Total Sales	$10.5	$118.5

Acres Sold
Improved Development	0.6	—
Rural	2,394	624
Large Dispositions (b)	—	66,946
Total Acres Sold	2,395	67,570

Gross Price per Acre (dollars per acre)
Improved Development	$406,452	—
Rural	4,079	3,842
Large Dispositions (b)	—	1,733
Weighted Average (Total) (c)	$4,183	$3,842
Weighted Average (Adjusted) (d)	$4,079	$3,842

Sales (Excluding Large Dispositions)	$10.5	$2.5

Operating Income	$1.7	$26.8
(+) Depreciation, depletion and amortization	1.6	0.4
(+) Non-cash cost of land and improved development	1.8	0.4
(–) Large Dispositions (b)	—	(28.7)
Adjusted EBITDA (e)	$5.1	($1.1)

(a)Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.
(b)Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have a demonstrable premium relative to timberland value. In March 2020, we completed the disposition of approximately 67,000 acres located in Mississippi for a sales price and gain of approximately $116.0 million and $28.7 million, respectively.
(c)Excludes Large Dispositions.
(d)Excludes Improved Development and Large Dispositions.
(e)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended March 31,
Capital Expenditures By Segment (in millions of dollars)	2021	2020
Timber Capital Expenditures
Southern Timber
Reforestation, silviculture and other capital expenditures	$3.3	$7.1
Property taxes	1.5	1.7
Lease payments	0.8	1.1
Allocated overhead	1.2	1.3
Subtotal Southern Timber	$6.7	$11.1
Pacific Northwest Timber
Reforestation, silviculture and other capital expenditures	2.7	2.3
Property taxes	0.3	0.2
Allocated overhead	1.2	0.8
Subtotal Pacific Northwest Timber	$4.1	$3.3
New Zealand Timber
Reforestation, silviculture and other capital expenditures	2.0	1.5
Property taxes	0.2	0.2
Lease payments	0.5	0.4
Allocated overhead	0.7	0.6
Subtotal New Zealand Timber	$3.4	$2.7
Total Timber Segments Capital Expenditures	$14.2	$17.1
Timber Funds (“Look-through”) (a)	0.2	—
Real Estate	0.1	0.1
Total Capital Expenditures	$14.5	$17.2

Timberland Acquisitions
Southern Timber	$29.9	$24.1
Timberland Acquisitions	$29.9	$24.1

Real Estate Development Investments (b)	$3.0	$1.7

(a)The three months ended March 31, 2021 excludes $1.3 million of capital expenditures attributable to noncontrolling interests in Timber Funds.
(b)Represents investments in master infrastructure or entitlements in our real estate development projects. Real Estate Development Investments are amortized as the underlying properties are sold and included in Non-Cash Cost of Land and Improved Development.

    The following tables summarize sales, operating income (loss) and Adjusted EBITDA variances for March 31, 2021 versus March 31, 2020 (millions of dollars):

Sales	Southern Timber		Pacific Northwest Timber		New Zealand Timber		Timber Funds		Real Estate		Trading	Intersegment Eliminations		Total
Three Months Ended March 31, 2020	$53.0		$31.1		$37.5		—		$118.5		$19.0	—		$259.1
Volume	(6.6)		2.1		9.2		—		6.3		(5.9)	—		5.1
Price	2.2		5.8		9.5		—		1.1		3.5	—		22.1
Non-timber sales	2.0		0.8		(1.9)		—		—		0.1	—		1.0
Foreign exchange (a)	—		—		1.7		—		—		—	—		1.7
Other	1.1	(b)	1.7	(b)	1.6	(c)	14.9	(d)	(115.4)	(e)	—	(1.5)	(f)	(97.6)
Three Months Ended March 31, 2021	$51.7		$41.5		$57.6		$14.9		$10.5		$16.7	($1.5)		$191.4

(a)    Net of currency hedging impact.
(b)    Includes variance due to stumpage versus delivered sales.
(c)    Includes variance due to domestic versus export sales.
(d)    Timber Funds was a new segment in Q2 2020. Includes $11.9 million of sales attributable to noncontrolling interests in Timber Funds and $1.4 million of sales related to timberland investment management fees paid to us by the timber funds.
(e)    Includes $116.0 million of sales from a Large Disposition in Q1 2020, partially offset by deferred revenue adjustments and marketing fees related to Improved Development sales, as well as residential and commercial lease revenue.
(f)    Includes $1.4 million of Intersegment eliminations related to timberland management fees paid to us by the timber funds and reported as sales within the Timber Funds segment.

Sales	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Intersegment Eliminations	Total

Operating Income (Loss)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Corporate and Other	Total
Three Months Ended March 31, 2020	$15.1	($0.9)	$5.4	—	$26.8	—	($7.8)	$38.6
Volume	(3.4)	0.3	1.8	—	4.5	—	—	3.2
Price	2.2	5.8	9.5	—	1.1	—	—	18.6
Cost	0.6	(0.4)	0.2	—	(1.5)	0.5	0.2	(0.4)
Non-timber income	2.2	0.8	(1.8)	—	—	(0.3)	—	0.9
Foreign exchange (a)	—	—	(0.4)	—	—	—	—	(0.4)
Depreciation, depletion & amortization	0.6	(4.3)	(0.7)	—	(0.3)	—	—	(4.7)
Non-cash cost of land and improved development	—	—	—	—	(0.4)	—	—	(0.4)
Other (b)	—	—	—	1.5	(28.5)	—	—	(27.0)
Three Months Ended March 31, 2021	$17.3	$1.3	$14.0	$1.5	$1.7	$0.2	($7.6)	$28.5

(a)    Net of currency hedging impact.
(b)    Timber Funds was a new segment in Q2 2020 and consists of $1.1 million of operating income attributable to noncontrolling interests in Timber Funds and $0.4 million of operating income attributable to Rayonier. Real Estate includes $28.7 million of operating income from a Large Disposition in Q1 2020, partially offset by deferred revenue adjustments and marketing fees related to Improved Development sales, as well as residential and commercial lease revenue.

Operating Income (Loss)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Corporate and Other	Total

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Corporate and Other	Total
Three Months Ended March 31, 2020	$33.3	$9.8	$10.2	—	($1.1)	—	($5.0)	$47.1
Volume	(6.6)	1.6	2.9	—	6.3	—	—	4.2
Price	2.2	5.8	9.5	—	1.1	—	—	18.6
Cost	0.6	(0.4)	0.2	—	(1.5)	0.5	(2.3)	(2.9)
Non-timber income	2.2	0.8	(1.8)	—	—	(0.3)	—	0.9
Foreign exchange (b)	—	—	0.2	—	—	—	—	0.2
Other (c)	—	—	—	1.0	0.3	—	—	1.3
Three Months Ended March 31, 2021	$31.7	$17.6	$21.2	$1.0	$5.1	$0.2	($7.3)	$69.5

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators below.
(b)Net of currency hedging impact.
(c)Timber Funds was a new segment in Q2 2020. Real Estate includes deferred revenue adjustments and marketing fees related to Improved Development sales, as well as residential and commercial lease revenue.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Corporate and Other	Total
SOUTHERN TIMBER
    First quarter sales of $51.7 million decreased $1.3 million, or 2%, versus the prior year period primarily due to lower harvest volumes, partially offset by higher average net stumpage prices and higher pipeline easement revenue. Harvest volumes decreased 18% to 1.51 million tons versus 1.84 million tons in the prior year period. The decline in volume was largely due to the timing of harvest operations as compared to the prior year, as well as operational disruptions attributable to wet ground conditions in Georgia and winter snowstorms in the Gulf region. Average pine sawtimber stumpage prices increased 3% to $27.51 per ton versus $26.67 per ton in the prior year period. Robust demand from sawmills and growing demand from the export market coupled with constricted supply due to weather conditions translated into favorable sawtimber pricing across our markets. Average pine pulpwood stumpage prices increased 7% to $17.10 per ton versus $16.05 per ton in the prior year period due to favorable geographic mix as well as tighter supply due to adverse weather conditions. Overall, weighted-average stumpage prices (including hardwood) increased 7% to $21.35 per ton versus $19.91 per ton in the prior year period. Operating income of $17.3 million increased $2.3 million versus the prior year period due to higher net stumpage prices ($2.2 million), higher non-timber income ($2.2 million), lower costs ($0.6 million) and lower depletion rates ($0.6 million), partially offset by lower volumes ($3.4 million).
    First quarter Adjusted EBITDA of $31.7 million was 5%, or $1.6 million, below the prior year period.
PACIFIC NORTHWEST TIMBER
    First quarter sales of $41.5 million increased $10.4 million, or 34%, versus the prior year period. Harvest volumes increased 13% to 536,000 tons versus 476,000 tons in the prior year period, primarily due to incremental volume from the Pope Resources acquisition. Average delivered sawtimber prices increased 21% to $90.98 per ton versus $75.40 per ton in the prior year period, as exceptionally strong domestic lumber markets drove improved demand and pricing. Average delivered pulpwood prices decreased 23% to $29.36 per ton versus $38.11 per ton in the prior year period, as higher lumber mill residuals resulted in an increased supply of competing wood chip residuals. Operating income of $1.3 million improved $2.3 million versus the prior year period due to higher net stumpage prices ($5.8 million), higher non-timber income ($0.8 million) and volume/mix changes ($0.3 million), partially offset by higher depletion rates ($4.3 million) and higher overhead and other costs ($0.4 million).
    First quarter Adjusted EBITDA of $17.6 million was 81%, or $7.9 million, above the prior year period.
NEW ZEALAND TIMBER
    First quarter sales of $57.6 million increased $20.1 million, or 53%, versus the prior year period, as higher harvest volumes and log prices were partially offset by deferred carbon credit sales. Harvest volumes increased 25% to 599,000 tons versus 481,000 tons in the prior year period. The increase in harvest volumes was driven primarily by a normalized level of activity in the first quarter versus a prior year period constrained by COVID-19 disruptions. Average delivered prices for export sawtimber increased 28% to $121.65 per ton versus $94.86 per ton in the prior year period, while average delivered prices for domestic sawtimber increased 16% to $80.95 per ton versus $69.97 per ton in the prior year period. The increase in export sawtimber prices was driven primarily by stronger demand from China, as the prior year period was significantly impacted by the COVID-19 outbreak.

Improved export pricing in the current year quarter was also due in part to the restriction on competing log imports to China from Australia. The increase in domestic sawtimber prices (in U.S. dollar terms) was driven primarily by the rise in the NZ$/US$ exchange rate (US$0.72 per NZ$1.00 versus US$0.65 per NZ$1.00). Excluding the impact of foreign exchange rates, domestic sawtimber prices improved by a more modest 4% versus the prior year period due to improved demand. Operating income of $14.0 million increased $8.5 million versus the prior year period as a result of higher net stumpage prices ($9.5 million), higher volumes ($1.8 million) and lower costs ($0.2 million), partially offset by deferred carbon credit sales ($1.8 million), higher depletion rates ($0.7 million) and unfavorable foreign exchange impacts ($0.4 million). First quarter Adjusted EBITDA of $21.2 million was 107%, or $11.0 million above the prior year period.
TIMBER FUNDS
The Timber Funds segment generated first quarter sales of $14.9 million on harvest volumes of 145,000 tons, resulting in operating income of $1.5 million. First quarter Adjusted EBITDA was $1.0 million.
REAL ESTATE
First quarter sales of $10.5 million decreased $108.0 million versus the prior year period, while operating income of $1.7 million decreased $25.1 million versus the prior year period. The prior year first quarter sales and operating income included $116.0 million and $28.7 million, respectively, from a Large Disposition. Sales and operating income declined versus the prior year period due to lower acres sold (2,395 acres sold versus 67,570 acres sold in the prior year period), partially offset by an increase in weighted-average prices ($4,183 per acre versus $1,753 per acre in the prior year period).
Improved Development sales of $0.3 million included three residential lots in the Wildlight development project north of Jacksonville, Florida (an average of $84,000 per lot or $406,000 per acre). There were no Improved Development sales in the prior year period.
There were no Unimproved Development sales in the first quarter or the prior year period.
Rural sales of $9.8 million consisted of 2,394 acres at an average price of $4,079 per acre. This compares to prior year period sales of $2.4 million, which consisted of 624 acres at an average price of $3,842 per acre.
There were no Timberland & Non-Strategic sales in the first quarter or the prior year period.
First quarter Adjusted EBITDA of $5.1 million was $6.2 million above the prior year period.
TRADING
    First quarter sales of $16.7 million decreased $2.3 million versus the prior year period primarily due to lower volumes, partially offset by higher prices. Sales volumes decreased 32% to 141,000 tons versus 207,000 tons in the prior year period. The Trading segment generated operating income of $0.2 million versus breakeven results in the prior year period due to improved trading margins resulting from higher prices.
OTHER ITEMS
CORPORATE AND OTHER EXPENSE / ELIMINATIONS
    First quarter corporate and other operating expenses of $7.6 million decreased $0.2 million versus the prior year period, which included $2.5 million of costs related to the Pope Resources merger. This positive variance was largely offset by higher overhead expenses.
INTEREST EXPENSE
    First quarter interest expense of $10.0 million increased $1.8 million versus the prior year period due to higher outstanding debt following the closing of the Pope Resources acquisition.
INTEREST AND OTHER MISCELLANEOUS EXPENSE, NET
    There was negligible other miscellaneous expense in the first quarter versus $0.2 million of expense in the prior year period. The prior year period included unfavorable mark-to-market adjustments on marketable equity securities partially offset by favorable mark-to-market adjustments on carbon options and dividend income.

INCOME TAX EXPENSE
    First quarter income tax expense of $3.5 million decreased $0.3 million versus the prior year period. The New Zealand subsidiary is the primary driver of income tax expense.
OUTLOOK
In our Southern Timber segment, we anticipate that demand from lumber mills will remain strong and that select U.S. South markets will continue to benefit from improving export demand. Further, we continue to expect a modest improvement in weighted average pricing relative to the prior year, with quarterly fluctuations largely driven by geographic mix.
In our Pacific Northwest Timber segment, we anticipate lower quarterly harvest volumes for the remainder of the year, as we pulled forward some volume in the first quarter to capture favorable demand and pricing. We further expect that strong lumber demand will continue to hold pricing at or above first quarter average prices for the balance of the year.
In our New Zealand Timber segment, we expect continued strong export and domestic demand, and we further expect that the restriction on Australian log imports into China will constrain log supplies. We anticipate that this positive operating momentum will translate into log prices remaining near or above levels realized in the first quarter, which will be partially offset by elevated shipping costs.
In our Real Estate segment, we expect a significant pickup in transaction activity for the balance of the year based on our current pipeline of opportunities. In particular, we are increasingly optimistic about our sales outlook for residential and commercial properties within our real estate development projects.

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
AT-THE-MARKET (“ATM”) EQUITY OFFERING PROGRAM
On September 10, 2020, we entered into a distribution agreement with a group of sales agents through which we may sell common shares, from time to time, having an aggregate sales price of up to $300 million. During the three months ended March 31, 2021, the Company sold 1.1 million shares under the ATM Program at an average price of $33.31 per share, generating aggregate gross proceeds of $36.9 million, excluding $0.4 million of commissions. As of March 31, 2021, $229.7 million remains available for issuance under the program.
The following table outlines the common stock issuance pursuant to our ATM program (dollars in millions):

	Three Months Ended March 31,
	2021	2020
Shares of common stock issued under the ATM program	1,107,814	—
Gross proceeds	$36.9	—

SUMMARY OF LIQUIDITY AND FINANCING COMMITMENTS

	March 31,	December 31,
(millions of dollars)	2021	2020
Cash and cash equivalents (excluding Timber Funds)	$77.9	$80.5
Total debt (excluding Timber Funds) (a)	1,294.1	1,294.9
Noncontrolling interests in the Operating Partnership	138.0	130.1
Shareholders’ equity	1,909.9	1,862.6
Total capitalization (total debt plus permanent and temporary equity)	3,342.0	3,287.6
Debt to capital ratio	39%	39%
Net debt to enterprise value (b)(c)	21%	23%

(a)Total debt as of March 31, 2021 and December 31, 2020 reflects principal on long-term debt, net of fair value adjustments and gross of deferred financing costs.
(b)Net debt is calculated as total debt less cash and cash equivalents.
(c)Enterprise value based on market capitalization (including Rayonier, L.P. “OP” units) plus net debt based on Rayonier’s share price of $32.25 and $29.38 as of March 31, 2021 and December 31, 2020, respectively.

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
The subsidiary guarantor, Rayonier TRS Holdings Inc., and parent guarantor, Rayonier Inc., have guaranteed the notes fully and unconditionally on a joint and several basis. As a general partner of Rayonier, L.P., Rayonier Inc. consolidates Rayonier, L.P. and has no material assets or liabilities other than its interest in Rayonier, L.P. These notes are unsecured and unsubordinated and will rank equally with all other unsecured and unsubordinated indebtedness from time to time outstanding.
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
The summarized balance sheet information for the consolidated obligor group of debt issued by Rayonier, L.P. for the three months ended March 31, 2021 and year ended December 31, 2020 are provided in the table below:

(in millions)	March 31, 2021	December 31, 2020
Current assets	$70.0	$69.7
Non-current assets	75.3	48.3
Current liabilities	24.2	21.0
Non-current liabilities	1,861.0	1,942.4
Due to non-guarantors	551.6	596.7

The summarized results of operations information for the consolidated obligor group of debt issued by Rayonier, L.P. for the three months ended March 31, 2021 and year ended December 31, 2020 are provided in the table below:

(in millions)	March 31, 2021	December 31, 2020
Cost and expenses	($6.7)	($43.4)
Operating loss	(6.7)	(43.4)
Net loss	(18.1)	(81.3)
Revenue from non-guarantors	191.4	859.2
CASH FLOWS
The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2021 and 2020:

(millions of dollars)	2021	2020
Cash provided by (used for):
Operating activities	$53.9	$29.2
Investing activities	(44.4)	74.7
Financing activities	(13.8)	(38.7)
CASH PROVIDED BY OPERATING ACTIVITIES
    Cash provided by operating activities increased $24.7 million primarily due to higher Adjusted EBITDA.
CASH USED FOR INVESTING ACTIVITIES
    Cash used for investing activities of $44.4 million compares to cash provided by investing activities of $74.7 million in the prior year period. This variance is primarily due to proceeds from a Large Disposition in the prior year period ($115.7 million), higher timberland acquisitions ($5.8 million), and higher real estate development investments ($1.2 million), partially offset by other investing activities ($2.3 million) and lower capital expenditures ($1.3 million).
CASH USED FOR FINANCING ACTIVITIES
    Cash used for financing activities decreased $24.9 million from the prior year period primarily due to net proceeds from the issuance of common shares under the ATM equity offering program ($32.5 million), decreases in share repurchases ($3.2 million), and increases in proceeds from the issuance of common shares under the Company’s incentive stock plan ($1.1 million), partially offset by increased distributions to consolidated affiliates ($8.1 million), dividends paid on common stock ($2.6 million) and distributions to noncontrolling interests in the Operating Partnership ($1.2 million).
EXPECTED 2021 EXPENDITURES
Capital expenditures in 2021 are expected to be between $73 million and $76 million, excluding capital expenditures attributable to the Timber Funds and any strategic timberland acquisitions we may make. Capital expenditures are expected to primarily consist of seedling planting, fertilization and other silvicultural activities, property taxes, lease payments, allocated overhead and other capitalized costs. Aside from capital expenditures, we may also acquire timberland as we actively evaluate acquisition opportunities.
We anticipate real estate development investments in 2021 to be between $16 million and $18 million, net of reimbursements from community development bonds. Expected real estate development investments are primarily related to Wildlight, our mixed-use community development project located north of Jacksonville, Florida; Richmond Hill, our mixed-use development project located south of Savannah, Georgia; development properties in the town of Port Gamble, Washington; and development projects in Gig Harbor, Kingston and Bremerton Washington.
Our 2021 dividend payments on Rayonier Inc. common shares and distributions to Rayonier, L.P. unitholders are expected to be approximately $150.0 million and $4.6 million, respectively, assuming no change in the quarterly dividend rate of $0.27 per share or partnership unit, or material changes in the number of shares or partnership units outstanding.
Future share repurchases, if any, will depend on the Company’s liquidity and cash flow, as well as general market conditions and other considerations including capital allocation priorities.
We have no mandatory pension contribution requirements in the current year.
Cash tax payments in 2021 are expected to be approximately $17.0 million, primarily related to the New Zealand subsidiary.

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
    Management uses CAD as a liquidity measure. CAD is a non-GAAP measure of cash generated during a period that is available for common stock dividends, distributions to Operating Partnership unitholders, distributions to noncontrolling interests, repurchase of the Company’s common shares, debt reduction, timberland acquisitions and real estate development investments. CAD is defined as cash provided by operating activities adjusted for capital spending (excluding timberland acquisitions and real estate development investments), CAD attributable to noncontrolling interests in Timber Funds, working capital and other balance sheet changes. CAD is not necessarily indicative of the CAD that may be generated in future periods.
    Management uses Adjusted EBITDA as a performance measure. Adjusted EBITDA is a non-GAAP measure that management uses to make strategic decisions about the business and that investors can use to evaluate the operational performance of the assets under management. It removes the impact of specific items that management believes do not directly reflect the core business operations on an ongoing basis attributable to Rayonier. We define Adjusted EBITDA as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of land and improved development, non-operating income and expense, operating income (loss) attributable to noncontrolling interests in Timber Funds, costs related to the merger with Pope Resources and Large Dispositions.

We reconcile Adjusted EBITDA to Net Income for the consolidated Company and to Operating Income (Loss) for the segments, as those are the most comparable GAAP measures for each. The following table provides a reconciliation of Net Income to Adjusted EBITDA for the respective periods (in millions of dollars):

	Three Months Ended March 31,
	2021	2020
Net Income to Adjusted EBITDA Reconciliation
Net income	$15.0	$26.4
Operating income attributable to NCI in Timber Funds	(1.1)	—
Interest, net attributable to NCI in Timber Funds	0.1	—
Net Income (Excluding NCI in Timber Funds)	14.0	26.4
Interest, net and miscellaneous income attributable to Rayonier	9.9	8.1
Income tax expense attributable to Rayonier	3.5	3.7
Depreciation, depletion and amortization attributable to Rayonier	40.3	34.3
Non-cash cost of land and improved development	1.8	0.4
Non-operating expense	—	0.3
Costs related to the merger with Pope Resources (a)	—	2.5
Large Dispositions (b)	—	(28.7)
Adjusted EBITDA	$69.5	$47.1

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

The following tables provide a reconciliation of Operating Income (Loss) by segment to Adjusted EBITDA by segment for the respective periods (in millions of dollars):

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Corporate and Other	Total
March 31, 2021
Operating income (loss)	$17.3	$1.3	$14.0	$1.5	$1.7	$0.2	($7.6)	$28.5
Operating income attributable to NCI in Timber Funds	—	—	—	(1.1)	—	—	—	(1.1)
Depreciation, depletion and amortization	14.4	16.3	7.2	0.6	1.6	—	0.3	40.3
Non-cash cost of land and improved development	—	—	—	—	1.8	—	—	1.8
Adjusted EBITDA	$31.7	$17.6	$21.2	$1.0	$5.1	$0.2	($7.3)	$69.5

March 31, 2020
Operating income (loss)	$15.1	($0.9)	$5.4	—	$26.8	—	($7.8)	$38.6
Depreciation, depletion and amortization	18.2	10.7	4.8	—	0.4	—	0.3	34.3
Non-cash cost of land and improved development	—	—	—	—	0.4	—	—	0.4
Costs related to the merger with Pope Resources (a)	—	—	—	—	—	—	2.5	2.5
Large Dispositions (b)	—	—	—	—	(28.7)	—	—	(28.7)
Adjusted EBITDA	$33.3	$9.8	$10.2	—	($1.1)	—	($5.0)	$47.1

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

Nine Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Corporate and Other	Total

The following table provides a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Three Months Ended March 31,
	2021	2020
Cash provided by operating activities	$53.9	$29.2
Capital expenditures (a)	(15.8)	(17.2)
CAD attributable to NCI in Timber Funds	(4.6)	—
Working capital and other balance sheet changes	13.8	15.2
CAD	47.3	27.2
Mandatory debt repayments	—	—
CAD after mandatory debt repayments	47.3	27.2

Cash (used for) provided by investing activities	($44.4)	$74.7
Cash used for financing activities	($13.8)	($38.7)

(a)    Capital expenditures exclude timberland acquisitions of $29.9 million and $24.1 million during the three months ended March 31, 2021 and March 31, 2020, respectively.

The following table provides supplemental cash flow data (in millions):

	Three Months Ended March 31,
	2021	2020
Purchase of timberlands	($29.9)	($24.1)
Real Estate Development Investments	(3.0)	(1.7)
Distributions to noncontrolling interests in consolidated affiliates	(8.7)	(0.7)

LIQUIDITY FACILITIES
2021 DEBT ACTIVITY
    See Note 9 — Debt for additional information.

OFF-BALANCE SHEET ARRANGEMENTS
We utilize off-balance sheet arrangements to provide credit support for certain suppliers and vendors in case of their default on critical obligations, and collateral for outstanding claims under our previous workers’ compensation self-insurance programs. These arrangements consist of standby letters of credit and surety bonds. As part of our ongoing operations, we also periodically issue guarantees to third parties. Off-balance sheet arrangements are not considered a source of liquidity or capital resources and do not expose us to material risks or material unfavorable financial impacts. See Note 15 — Guarantees for details on the letters of credit and surety bonds as of March 31, 2021.

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
    The following table aggregates our contractual financial obligations as of March 31, 2021 and anticipated cash spending by period:

Contractual Financial Obligations (in millions)	Total	Payments Due by Period
		Remaining 2021	2022-2023	2024-2025	Thereafter
Long-term debt, excluding Timber Funds (a)	$1,294.1	—	$325.0	284.1	$685.0
Long-term debt, Timber Funds (b)	57.4	—	43.0	14.4	—
Interest payments on long-term debt, excluding Timber Funds (c)	136.8	27.2	46.0	35.7	27.9
Interest payments on long-term debt, Timber Funds	5.4	1.5	3.4	0.5	—
Operating leases — timberland (d)	189.1	6.3	15.7	14.5	152.6
Operating leases — PP&E, offices (d)	6.7	1.1	2.1	1.8	1.7
Commitments — development projects (e)	25.3	17.4	3.5	0.5	3.9
Commitments — environmental remediation (f)	11.5	0.8	3.9	4.2	2.6
Commitments — other (g)	104.1	11.4	36.4	26.3	30.0
Total contractual cash obligations	$1,830.4	$65.7	$479.0	$382.0	$903.7

(a)The book value of long-term debt, excluding Timber Funds, net of deferred financing costs and fair market value adjustments, is currently recorded at $1,299.4 million on our Consolidated Balance Sheets, but upon maturity the liability will be $1,294.1 million. See Note 9 — Debt for additional information.
(b)The book value of long-term debt for the Timber Funds, net of fair market value adjustments, is currently recorded at $60.0 million on our Consolidated Balance Sheets, but upon maturity the liability will be $57.4 million. See Note 9 - Debt for additional information.
(c)Projected interest payments for variable rate debt were calculated based on outstanding principal amounts and interest rates as of March 31, 2021.
(d)Excludes anticipated renewal options.
(e)Commitments — developmental projects primarily consists of payments expected to be made on our Wildlight and Richmond Hill developmental projects
(f)Commitments — environmental remediation represents our estimate of potential liability associated with environmental contamination at Port Gamble. See Note 14 - Environmental Liabilities.
(g)Commitments — other includes payments expected to be made on financial instruments (foreign exchange contracts, interest rate swaps and forward-starting interest rate swaps) and other purchase obligations.

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
Interest Rate Risk
    We are exposed to interest rate risk through our variable rate debt, primarily due to changes in LIBOR. However, we use interest rate swaps to manage our exposure to interest rate movements on our term credit agreements by swapping existing and anticipated future borrowings from floating rates to fixed rates. As of March 31, 2021, excluding the Timber Funds, we had $900 million of U.S. variable rate debt outstanding on our term credit agreements. The Timber Funds had $25 million of U.S. variable rate debt outstanding on the Fund II Mortgages Payable.
The notional amount of outstanding interest rate swap contracts with respect to our term credit agreements at March 31, 2021 was $900 million. The maturity date of the Term Credit Agreement was extended from August 2024 to April 2028, with the associated interest rate swaps maturing in August 2024. We have entered into forward starting interest rate swaps to cover $150 million of the Term Credit Agreement through the extended maturity date. The Incremental Term Loan Agreement and associated interest rate swaps mature in May 2026, and the 2020 Incremental Term Loan Agreement matures in April 2025 with the associated interest rate swaps maturing in June 2030. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in a corresponding increase/decrease in interest payments and expense of approximately $0.3 million over a 12-month period.
    The fair market value of our long-term fixed interest rate debt is also subject to interest rate risk. The estimated fair value of our long-term fixed rate debt excluding the Timber Funds at March 31, 2021 was $404 million compared to the $394 million principal amount. The estimated fair value of our Timber Funds’ long-term fixed rate debt at March 31, 2021 was $35.2 million compared to the $32.4 million principal amount. We use interest rates of debt with similar terms and maturities to estimate the fair value of our debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at March 31, 2021 would result in a corresponding decrease/increase in the fair value of our long-term fixed rate debt of approximately $9 million and $10 million, respectively.
    We estimate the periodic effective interest rate on our U.S. long-term fixed and variable rate debt, excluding Timber Funds, to be approximately 3.1% after consideration of interest rate swaps and estimated patronage refunds, excluding unused commitment fees on the revolving credit facility. We estimate the periodic effective interest rate on our Timber Funds’ long-term fixed and variable rate debt to be approximately 2.9% after consideration of estimated patronage refunds.

    The following table summarizes our outstanding debt, interest rate swaps and average interest rates, by year of expected maturity and their fair values at March 31, 2021:

(Dollars in thousands)	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Variable rate debt:
Principal amounts	—	—	—	—	$250,000	$650,000	$900,000	$900,000
Average interest rate (a)(b)	—	—	—	—	1.96%	1.85%	1.88%
Fixed rate debt, excluding Timber Funds:
Principal amounts	—	$325,000	—	—	$34,074	$35,000	$394,074	$404,371
Average interest rate (b)	—	3.75%	—	—	3.86%	4.98%	3.87%
Variable rate debt, Timber Funds:
Principal amounts	—	$25,000	—	—	—	—	$25,000	$25,055
Average interest rate (b)	—	1.95%	—	—	—	—	1.95%
Fixed rate debt, Timber Funds:
Principal amounts	—	—	$17,980	$14,400	—	—	$32,380	$35,152
Average interest rate (b)	—	—	5.10%	4.45%	—	—	4.81%
Interest rate swaps:
Notional amount	—	—	—	$350,000	—	$550,000	$900,000	($19,356)
Average pay rate (b)	—	—	—	2.28%	—	1.31%	1.69%
Average receive rate (b)	—	—	—	0.10%	—	0.11%	0.11%
Forward-starting interest rate swaps
Notional amount	—	—	—	—	—	$475,000	$475,000	$18,690
Average pay rate (b)	—	—	—	—	—	1.22%	1.22%
Average receive rate (b)	—	—	—	—	—	0.11%	0.11%

(a)    Excludes estimated patronage refunds.
(b)    Interest rates as of March 31, 2021.

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
Sales and Expense Exposure
    At March 31, 2021, the New Zealand subsidiary had foreign currency exchange contracts with a notional amount of $64 million and foreign currency option contracts with a notional amount of $16 million outstanding related to foreign export sales and ocean freight payments. The amount hedged represents a portion of forecasted U.S. dollar denominated export timber and log trading sales proceeds over the next 18 months and next 3 months, respectively.

    The following table summarizes our outstanding foreign currency exchange rate risk contracts at March 31, 2021:

(Dollars in thousands)	0-1 months	1-2 months	2-3 months	3-6 months	6-12 months	12-18 months	18-24 months	Total	Fair Value
Foreign exchange contracts to sell U.S. dollar for New Zealand dollar
Notional amount	$10,500	$8,500	$5,000	$11,000	$20,000	$9,000	—	$64,000	$3,166
Average contract rate	1.4338	1.4338	1.4339	1.4343	1.4351	1.4369	—	1.4347

Foreign currency option contracts to sell U.S. dollar for New Zealand dollar
Notional amount	$4,000	$2,000	$2,000	$8,000	—	—	—	$16,000	$585
Average strike price	1.5700	1.5567	1.5567	1.6063	—	—	—	1.5848

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
Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of March 31, 2021.
In the quarter ended March 31, 2021, based upon the evaluation required by Rule 13a-15(d) under the Exchange Act, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

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
Based on an evaluation of the Operating Partnership’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, management, including Rayonier’s Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of March 31, 2021.

In the quarter ended March 31, 2021, based upon the evaluation required by Rule 13a-15(d) under the Exchange Act, there were no changes in internal controls over financial reporting that would materially affect or are reasonably likely to materially affect internal controls over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

The information set forth in Note 13 — Contingencies in the “Notes to Consolidated Financial Statements” under Item 1 of Part I of this report is incorporated herein by reference.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Rayonier Inc.
REGISTERED SALES OF EQUITY SECURITIES

From time to time, the Company may issue shares of common stock in exchange for units in the Operating Partnership. Such shares are issued based on an exchange ratio of one share for each unit in the Operating Partnership. During the quarter ended March 31, 2021, the Company issued 150,134 common shares in exchange for an equal number of units in the Operating Partnership pursuant to the agreement of the Operating Partnership.
ISSUER PURCHASES OF EQUITY SECURITIES

In February 2016, the Board of Directors approved the repurchase of up to $100 million of Rayonier’s common shares (the “share repurchase program”) to be made at management’s discretion. The program has no time limit and may be suspended or discontinued at any time. There were no shares repurchased under this program in the first quarter of 2021. Based on the period-end closing stock price of $32.25 at March 31, 2021, there was $87.7 million, or approximately 2,720,262 shares, remaining under this program.
The following table provides information regarding our purchases of Rayonier common shares during the quarter ended March 31, 2021:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (c)
January 1 to January 31	5,020	$30.74	—	2,852,958
February 1 to February 28	—	—	—	2,687,759
March 1 to March 31	—	—	—	2,720,262
Total	5,020		—

(a)Includes 5,020 shares of the Company’s common shares purchased in January from current and former employees in non-open market transactions. The shares were sold by current and former employees of the Company in exchange for cash that was used to pay withholding taxes associated with the vesting of share-based awards under the Company’s Incentive Stock Plan. The price per share surrendered is based on the closing price of the Company’s common shares on the respective vesting dates of the awards.
(b)Purchases made in open-market transactions under the $100 million share repurchase program announced on February 10, 2016.
(c)Maximum number of shares authorized to be purchased under the share repurchase program at the end of January, February and March are based on month-end closing stock prices of $30.75, $32.64 and $32.25, respectively.

Rayonier, L.P.
UNREGISTERED SALES OF EQUITY SECURITIES

There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended March 31, 2021.
ISSUER PURCHASES OF EQUITY SECURITIES

Pursuant to the Operating Partnership’s limited partnership agreement, limited partners have the right to redeem their units in the Operating Partnership for cash, or at our election, shares of Rayonier Common Stock on a one-for-one basis. During the quarter ended March 31, 2021, 150,134 units in the Operating Partnership held by limited partners were redeemed in exchange for shares of Rayonier Common Stock.

Item 6.    EXHIBITS

10.1	2021 Performance Share Award Program*	Filed herewith
22.1	List of Guarantor Subsidiaries	Incorporated by reference to Exhibit 22.1 to the Registrant’s June 30, 2020 Form 10-Q
31.1	Rayonier Inc. - Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Rayonier Inc. - Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.3	Rayonier, L.P. - Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.4	Rayonier, L.P. - Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Rayonier Inc. - Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Rayonier, L.P. - Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101	The following financial information from Rayonier Inc. and Rayonier, L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2021 and 2020 of Rayonier Inc.; (ii) the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 of Rayonier Inc.; (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2021 and 2020 of Rayonier Inc.; (iv) the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2021 and 2020 of Rayonier Inc.; (v) the Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2021 and 2020 of Rayonier, L.P.; (vi) the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 of Rayonier, L.P.; (vii) the Consolidated Statements of Changes in Capital for the Three Months Ended March 31, 2021 and 2020 of Rayonier, L.P.; (viii) the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2021 and 2020 of Rayonier, L.P.; and (ix) the Notes to Consolidated Financial Statements of Rayonier Inc. and Rayonier, L.P.	Filed herewith
104	The cover page from the Company’s Quarterly Report on Form 10-Q from the quarter ended March 31, 2021, formatted in Inline XBRL (included as Exhibit 101).
*Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER INC.

By:	/s/ APRIL TICE
April Tice Vice President and Chief Accounting Officer (Duly Authorized Officer, Principal Accounting Officer)
Date: May 6, 2021

RAYONIER, L.P.

By: RAYONIER INC., its sole general partner

By:	/s/ APRIL TICE
April Tice Vice President and Chief Accounting Officer (Duly Authorized Officer, Principal Accounting Officer)
Date: May 6, 2021