Form 10-Q
period 2021-06-30
RAYONIER INC; Rayonier, L.P.
filed 2021-08-06
CIK 52827, 1806931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Rayonier Inc.    Yes ☐        No  ☒    Rayonier, L.P.    Yes ☐        No  ☒
As of July 30, 2021, Rayonier Inc. had 141,325,002 Common Shares outstanding. As of July 30, 2021, Rayonier, L.P. had 4,267,327 Units outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarterly period ended June 30, 2021 of Rayonier Inc., a North Carolina corporation, and Rayonier, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Rayonier” or “the Company” mean Rayonier Inc. and references to the “Operating Partnership” mean Rayonier, L.P. References to “we,” “us,” and “our” mean collectively Rayonier Inc., the Operating Partnership and entities/subsidiaries owned or controlled by Rayonier Inc. and/or the Operating Partnership.

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

As of June 30, 2021, the Company owned a 97.1% interest in the Operating Partnership, with the remaining 2.9% interest owned by limited partners of the Operating Partnership. As the sole general partner of the Operating Partnership, Rayonier Inc. has exclusive control of the day-to-day management of the Operating Partnership.

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

There are a few important differences between Rayonier Inc. and the Operating Partnership in the context of how Rayonier Inc. operates as a consolidated company. The Company itself does not conduct business, other than through acting as the general partner of the Operating Partnership and issuing equity or equity-related instruments from time to time. The Operating Partnership holds, directly or indirectly, substantially all of the Company’s assets. Likewise, all debt is incurred by the Operating Partnership or entities/subsidiaries owned or controlled by the Operating Partnership. The Operating Partnership conducts substantially all of the Company’s business and is structured as a partnership with no publicly traded equity.

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

i

PART I.        FINANCIAL INFORMATION

Item 1.         Financial Statements

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
SALES (NOTE 4)	$291,431	$195,630	$482,878	$454,760
Costs and Expenses
Cost of sales	(194,250)	(154,891)	(345,628)	(364,390)
Selling and general expenses	(14,693)	(12,570)	(28,725)	(22,538)
Other operating income (expense), net (Note 18)	1,956	(16,483)	4,404	(17,594)
	(206,987)	(183,944)	(369,949)	(404,522)
OPERATING INCOME	84,444	11,686	112,929	50,238
Interest expense	(13,000)	(9,820)	(23,027)	(18,036)
Interest and other miscellaneous (expense) income, net	(1,144)	1,579	(1,148)	1,370
INCOME BEFORE INCOME TAXES	70,300	3,445	88,754	33,572
Income tax expense (Note 20)	(6,880)	(2,990)	(10,302)	(6,696)
NET INCOME	63,420	455	78,452	26,876
Less: Net income attributable to noncontrolling interests in the Operating Partnership	(1,753)	(219)	(2,094)	(219)
Less: Net (income) loss attributable to noncontrolling interests in consolidated affiliates	(4,461)	1,499	(8,304)	931
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	57,206	1,735	68,054	27,588
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment, net of income tax effect of $0, $0, $0, and $0	1,239	23,258	(13,048)	(20,765)
Cash flow hedges, net of income tax effect of $315, $1,741, $1,374 and $116	(10,019)	(7,276)	50,982	(90,751)
Amortization of pension and postretirement plans, net of income tax expense of $0, $0, $0 and $0	294	217	587	434
Total other comprehensive (loss) income	(8,486)	16,199	38,521	(111,082)
COMPREHENSIVE INCOME (LOSS)	54,934	16,654	116,973	(84,206)
Less: Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(1,499)	(676)	(3,371)	(676)
Less: Comprehensive (income) loss attributable to noncontrolling interests in consolidated affiliates	(4,490)	(4,917)	(5,070)	5,743
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO RAYONIER INC.	$48,945	$11,061	$108,532	($79,139)
EARNINGS PER COMMON SHARE (NOTE 8)
Basic earnings per share attributable to Rayonier Inc.	$0.41	$0.01	$0.49	$0.21
Diluted earnings per share attributable to Rayonier Inc.	$0.41	$0.01	$0.49	$0.21

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents, excluding Timber Funds	$309,839	$80,454
Cash and cash equivalents, Timber Funds	4,469	4,053
Total cash and cash equivalents	314,308	84,507
Accounts receivable, less allowance for doubtful accounts of $70 and $25	51,819	49,082
Inventory (Note 17)	29,789	10,594
Prepaid expenses	20,040	16,168
Assets held for sale (Note 23)	111,282	3,449
Other current assets	3,716	6,765
Total current assets	530,954	170,565
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	3,135,519	3,262,126
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 16)	103,564	108,518
PROPERTY, PLANT AND EQUIPMENT
Land	6,569	6,548
Buildings	31,047	31,024
Machinery and equipment	4,396	4,615
Construction in progress	521	452
Total property, plant and equipment, gross	42,533	42,639
Less — accumulated depreciation	(13,449)	(12,238)
Total property, plant and equipment, net	29,084	30,401
RESTRICTED CASH (NOTE 22)	702	2,975
RIGHT-OF-USE ASSETS	109,221	108,992
OTHER ASSETS	50,225	45,156
TOTAL ASSETS	$3,959,269	$3,728,733
LIABILITIES, NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$29,226	$24,790
Current maturities of long-term debt, net, excluding Timber Funds (Note 9)	199,830	—
Accrued taxes	14,564	7,347
Accrued payroll and benefits	8,878	12,327
Accrued interest	7,081	6,325
Deferred revenue	23,259	11,112
Other current liabilities	27,355	29,234
Total current liabilities	310,193	91,135
LONG-TERM DEBT, NET, EXCLUDING TIMBER FUNDS (NOTE 9)	1,192,888	1,300,336
LONG-TERM DEBT, NET, TIMBER FUNDS (NOTE 9)	59,755	60,179
PENSION AND OTHER POSTRETIREMENT BENEFITS (NOTE 19)	22,568	23,344
LONG-TERM LEASE LIABILITY	100,860	100,251
OTHER NON-CURRENT LIABILITIES	122,017	160,722
COMMITMENTS AND CONTINGENCIES (NOTES 12 and 13)
NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP (NOTE 6)	153,505	130,121
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 shares authorized,141,319,907 and 137,678,822 shares issued and outstanding	1,231,224	1,101,675
Retained earnings	411,531	446,267
Accumulated other comprehensive loss (Note 21)	(33,407)	(73,885)
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,609,348	1,474,057
Noncontrolling interests in consolidated affiliates (Note 6)	388,135	388,588
TOTAL SHAREHOLDERS’ EQUITY	1,997,483	1,862,645
TOTAL LIABILITIES, NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND SHAREHOLDERS’ EQUITY	$3,959,269	$3,728,733
See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except share data)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2021	137,678,822	$1,101,675	$446,267	($73,885)	$388,588	$1,862,645
Net income	—	—	11,189	—	3,843	15,032
Net income attributable to noncontrolling interests in the Operating Partnership	—	—	(341)	—	—	(341)
Dividends ($0.27 per share) (a)	—	—	(37,532)	—	—	(37,532)
Issuance of shares under the “at-the-market” equity offering, net of commissions and offering costs of $197	1,107,814	36,708	—	—	—	36,708
Issuance of shares under incentive stock plans	39,140	1,166	—	—	—	1,166
Stock-based compensation	—	2,156	—	—	—	2,156
Repurchase of common shares	(5,020)	(155)	—	—	—	(155)
Measurement period adjustment of noncontrolling interests in consolidated affiliates	—	—	—	—	655	655
Adjustment of noncontrolling interests in the Operating Partnership	—	—	(11,867)	—	—	(11,867)
Conversion of units into common shares	150,134	4,715	—	—	—	4,715
Amortization of pension and postretirement plan liabilities	—	—	—	294	—	294
Foreign currency translation adjustment	—	—	—	(11,652)	(2,636)	(14,288)
Cash flow hedges	—	—	—	61,628	(627)	61,001
Allocation of other comprehensive income to noncontrolling interests in the Operating Partnership	—	—	—	(1,531)	—	(1,531)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(8,737)	(8,737)
Balance, March 31, 2021	138,970,890	$1,146,265	$407,716	($25,146)	$381,086	$1,909,921
Net income	—	—	58,959	—	4,461	63,420
Net income attributable to noncontrolling interests in the Operating Partnership	—	—	(1,753)	—	—	(1,753)
Dividends ($0.27 per share) (a)	—	—	(37,981)	—	—	(37,981)
Issuance of shares under the “at-the-market” equity offering, net of commissions and offering costs of $927	2,199,459	79,994	—	—	—	79,994
Issuance of shares under incentive stock plans	185,544	3,325	—	—	—	3,325
Stock-based compensation	—	2,852	—	—	—	2,852
Repurchase of common shares	(42,425)	(1,453)	—	—	—	(1,453)
Measurement period adjustment of noncontrolling interests in consolidated affiliates	—	—	—	—	9,034	9,034
Adjustment of noncontrolling interests in the Operating Partnership	—	—	(15,410)	—	—	(15,410)
Conversion of units into common shares	6,439	241	—	—	—	241
Amortization of pension and postretirement plan liabilities	—	—	—	294	—	294
Foreign currency translation adjustment	—	—	—	1,025	214	1,239
Cash flow hedges	—	—	—	(9,833)	(186)	(10,019)
Allocation of other comprehensive income to noncontrolling interests in the Operating Partnership	—	—	—	253	—	253
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(6,474)	(6,474)
Balance, June 30, 2021	141,319,907	$1,231,224	$411,531	($33,407)	$388,135	$1,997,483

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2020	129,331,069	$888,177	$583,006	($31,202)	$97,661	$1,537,642
Net income	—	—	25,854	—	567	26,421
Dividends ($0.27 per share)	—	—	(34,813)	—	—	(34,813)
Issuance of shares under incentive stock plans	2,407	66	—	—	—	66
Stock-based compensation	—	1,510	—	—	—	1,510
Repurchase of common shares	(152,237)	—	(3,152)	—	—	(3,152)
Amortization of pension and postretirement plan liabilities	—	—	—	217	—	217
Foreign currency translation adjustment	—	—	—	(33,894)	(10,129)	(44,023)
Cash flow hedges	—	—	—	(82,376)	(1,099)	(83,475)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(725)	(725)
Balance, March 31, 2020	129,181,239	$889,753	$570,895	($147,255)	$86,275	$1,399,668
Issuances of shares associated with the merger with Pope Resources	7,181,071	172,418	—	—	—	172,418
Net income (loss)	—	—	1,954	—	(1,499)	455
Net income attributable to noncontrolling interests in the Operating Partnership	—	—	(219)	—	—	(219)
Dividends ($0.27 per share) (a)	—	—	(36,957)	—	—	(36,957)
Issuance of shares under incentive stock plans	215,970	222	—	—	—	222
Stock-based compensation	—	2,668	—	—	—	2,668
Repurchase of common shares	(66,168)	(1,572)	—	—	—	(1,572)
Acquisition of noncontrolling interests in consolidated affiliates	—	—	—	—	372,381	372,381
Adjustment of noncontrolling interests in the Operating Partnership	—	—	(3,992)	—	—	(3,992)
Amortization of pension and postretirement plan liabilities	—	—	—	217	—	217
Foreign currency translation adjustment	—	—	—	17,872	5,386	23,258
Cash flow hedges	—	—	—	(8,306)	1,030	(7,276)
Allocation of other comprehensive income to noncontrolling interests in the Operating Partnership	—	—	—	(457)	—	(457)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(6,856)	(6,856)
Balance, June 30, 2020	136,512,112	$1,063,489	$531,681	($137,929)	$456,717	$1,913,958

(a)For information regarding distributions to noncontrolling interests in the Operating Partnership, see the Rayonier Inc. Consolidated Statements of Cash Flows and Note 6 — Noncontrolling Interests.

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$78,452	$26,876
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	87,909	76,195
Non-cash cost of land and improved development	7,003	13,441
Stock-based incentive compensation expense	5,008	4,178
Deferred income taxes	7,315	9,225
Amortization of losses from pension and postretirement plans	587	435
Gain on sale of large disposition of timberlands	(30,324)	(28,655)
Other	7,233	(10,632)
Changes in operating assets and liabilities:
Receivables	(413)	(7,604)
Inventories	(1,637)	(3,714)
Accounts payable	4,213	4,895
All other operating activities	(764)	(2,040)
CASH PROVIDED BY OPERATING ACTIVITIES	164,582	82,600
INVESTING ACTIVITIES
Capital expenditures	(32,199)	(29,440)
Real estate development investments	(6,269)	(3,587)
Purchase of timberlands	(51,882)	(24,238)
Net proceeds from large disposition of timberlands	35,219	115,666
Net cash consideration for merger with Pope Resources	—	(231,068)
Other	5,998	1,880
CASH USED FOR INVESTING ACTIVITIES	(49,133)	(170,787)
FINANCING ACTIVITIES
Issuance of debt	446,378	320,000
Repayment of debt	(350,000)	(117,000)
Dividends paid on common stock	(75,676)	(72,204)
Distributions to noncontrolling interests in the Operating Partnership	(2,309)	(1,200)
Proceeds from the issuance of common shares under incentive stock plan	4,490	66
Proceeds from the issuance of common shares under the “at-the-market” (ATM) equity offering program, net of commissions and offering costs	110,702	—
Repurchase of common shares	(1,608)	(1,572)
Debt issuance costs	(4,812)	(2,427)
Repurchase of common shares made under repurchase program	—	(3,152)
Distributions to noncontrolling interests in consolidated affiliates	(15,212)	(7,581)
CASH PROVIDED BY FINANCING ACTIVITIES	111,953	114,930
EFFECT OF EXCHANGE RATE CHANGES ON CASH	126	(1,450)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	227,528	25,293
Balance, beginning of year	87,482	69,968
Balance, end of period	$315,010	$95,261
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest (a)	$17,677	$16,134
Income taxes	7,132	1,083
Non-cash investing activity:
Capital assets purchased on account	4,155	2,217
Non-cash financing activity:
Equity consideration for merger with Pope Resources	—	$172,640
Redeemable Operating Partnership Unit consideration for merger with Pope Resources	—	106,752

(a)Interest paid is presented net of patronage payments received of $6.8 million and $4.3 million for the six months ended June 30, 2021 and June 30, 2020, respectively. For additional information on patronage payments, see Note 8 — Debt in the 2020 Form 10-K.

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
SALES (NOTE 4)	$291,431	$195,630	$482,878	$454,760
Costs and Expenses
Cost of sales	(194,250)	(154,891)	(345,628)	(364,390)
Selling and general expenses	(14,693)	(12,570)	(28,725)	(22,538)
Other operating income (expense), net (Note 18)	1,956	(16,483)	4,404	(17,594)
	(206,987)	(183,944)	(369,949)	(404,522)
OPERATING INCOME	84,444	11,686	112,929	50,238
Interest expense	(13,000)	(9,820)	(23,027)	(18,036)
Interest and other miscellaneous (expense) income, net	(1,144)	1,579	(1,148)	1,370
INCOME BEFORE INCOME TAXES	70,300	3,445	88,754	33,572
Income tax expense (Note 20)	(6,880)	(2,990)	(10,302)	(6,696)
NET INCOME	63,420	455	78,452	26,876
Less: Net (income) loss attributable to noncontrolling interests in consolidated affiliates	(4,461)	1,499	(8,304)	931
NET INCOME ATTRIBUTABLE TO RAYONIER, L.P. UNITHOLDERS	58,959	1,954	70,148	27,807
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment, net of income tax effect of $0, $0, $0 and $0	1,239	23,258	(13,048)	(20,765)
Cash flow hedges, net of income tax effect of $315, $1,741, $1,374 and $116	(10,019)	(7,276)	50,982	(90,751)
Amortization of pension and postretirement plans, net of income tax expense of $0, $0, $0 and $0	294	217	587	434
Total other comprehensive (loss) income	(8,486)	16,199	38,521	(111,082)
COMPREHENSIVE INCOME (LOSS)	54,934	16,654	116,973	(84,206)
Less: Comprehensive (income) loss attributable to noncontrolling interests in consolidated affiliates	(4,490)	(4,917)	(5,070)	5,743
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO RAYONIER, L.P. UNITHOLDERS	$50,444	$11,737	$111,903	($78,463)
EARNINGS PER UNIT (NOTE 8)
Basic earnings per unit attributable to Rayonier, L.P.	$0.41	$0.01	$0.49	$0.21
Diluted earnings per unit attributable to Rayonier, L.P.	$0.41	$0.01	$0.49	$0.21

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents, excluding Timber Funds	$309,839	$80,454
Cash and cash equivalents, Timber Funds	4,469	4,053
Total cash and cash equivalents	314,308	84,507
Accounts receivable, less allowance for doubtful accounts of $70 and $25	51,819	49,082
Inventory (Note 17)	29,789	10,594
Prepaid expenses	20,040	16,168
Assets held for sale (Note 23)	111,282	3,449
Other current assets	3,716	6,765
Total current assets	530,954	170,565
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	3,135,519	3,262,126
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 16)	103,564	108,518
PROPERTY, PLANT AND EQUIPMENT
Land	6,569	6,548
Buildings	31,047	31,024
Machinery and equipment	4,396	4,615
Construction in progress	521	452
Total property, plant and equipment, gross	42,533	42,639
Less — accumulated depreciation	(13,449)	(12,238)
Total property, plant and equipment, net	29,084	30,401
RESTRICTED CASH (NOTE 22)	702	2,975
RIGHT-OF-USE ASSETS	109,221	108,992
OTHER ASSETS	50,225	45,156
TOTAL ASSETS	$3,959,269	$3,728,733
LIABILITIES, REDEEMABLE OPERATING PARTNERSHIP UNITS AND CAPITAL
CURRENT LIABILITIES
Accounts payable	$29,226	$24,790
Current maturities of long-term debt, net, excluding Timber Funds (Note 9)	199,830	—
Accrued taxes	14,564	7,347
Accrued payroll and benefits	8,878	12,327
Accrued interest	7,081	6,325
Deferred revenue	23,259	11,112
Other current liabilities	27,355	29,234
Total current liabilities	310,193	91,135
LONG-TERM DEBT, NET, EXCLUDING TIMBER FUNDS (NOTE 9)	1,192,888	1,300,336
LONG-TERM DEBT, NET, TIMBER FUNDS (NOTE 9)	59,755	60,179
PENSION AND OTHER POSTRETIREMENT BENEFITS (NOTE 19)	22,568	23,344
LONG-TERM LEASE LIABILITY	100,860	100,251
OTHER NON-CURRENT LIABILITIES	122,017	160,722
COMMITMENTS AND CONTINGENCIES (NOTES 12 and 13)
REDEEMABLE OPERATING PARTNERSHIP UNITS (NOTE 6) 4,272,327 and 4,428,900 Units outstanding, respectively	153,505	130,121
CAPITAL
General partners’ capital	16,389	15,454
Limited partners’ capital	1,622,548	1,529,948
Accumulated other comprehensive loss (Note 21)	(29,589)	(71,345)
TOTAL CONTROLLING INTEREST CAPITAL	1,609,348	1,474,057
Noncontrolling interests in consolidated affiliates (Note 6)	388,135	388,588
TOTAL CAPITAL	1,997,483	1,862,645
TOTAL LIABILITIES, REDEEMABLE OPERATING PARTNERSHIP UNITS AND CAPITAL	$3,959,269	$3,728,733
See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Unaudited)
(Dollars in thousands, except share data)

	Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance, January 1, 2021	$15,454	$1,529,948	($71,345)	$388,588	$1,862,645
Net income	112	11,077	—	3,843	15,032
Distributions on units ($0.27 per unit)	(387)	(38,300)	—	—	(38,687)
Issuance of units under the “at-the-market” equity offering, net of commissions and offering costs of $197	367	36,341	—	—	36,708
Issuance of units under incentive stock plans	12	1,154	—	—	1,166
Stock-based compensation	22	2,134	—	—	2,156
Repurchase of units	(2)	(153)	—	—	(155)
Adjustment of Redeemable Operating Partnership Units	(126)	(12,458)	—	—	(12,584)
Conversion of units into common shares	47	4,668	—	—	4,715
Measurement period adjustment of noncontrolling interests in consolidated affiliates	—	—	—	655	655
Amortization of pension and postretirement plan liabilities	—	—	294	—	294
Foreign currency translation adjustment	—	—	(11,652)	(2,636)	(14,288)
Cash flow hedges	—	—	61,628	(627)	61,001
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(8,737)	(8,737)
Balance, March 31, 2021	$15,499	$1,534,411	($21,075)	$381,086	$1,909,921
Net income	590	58,369	—	4,461	63,420
Distributions on units ($0.27 per unit)	(391)	(38,744)	—	—	(39,135)
Issuance of units under the “at-the-market” equity offering, net of commissions and offering costs of $927	800	79,194	—	—	79,994
Issuance of units under incentive stock plans	33	3,292	—	—	3,325
Stock-based compensation	29	2,823	—	—	2,852
Repurchase of units	(15)	(1,438)	—	—	(1,453)
Adjustment of Redeemable Operating Partnership Units	(158)	(15,598)	—	—	(15,756)
Conversion of units into common shares	2	239	—	—	241
Measurement period adjustment of noncontrolling interests in consolidated affiliates	—	—	—	9,034	9,034
Amortization of pension and postretirement plan liabilities	—	—	294	—	294
Foreign currency translation adjustment	—	—	1,025	214	1,239
Cash flow hedges	—	—	(9,833)	(186)	(10,019)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(6,474)	(6,474)
Balance, June 30, 2021	$16,389	$1,622,548	($29,589)	$388,135	$1,997,483

	Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance, January 1, 2020	$14,712	$1,456,471	($31,202)	$97,661	$1,537,642
Net income	259	25,595	—	567	26,421
Distributions on units ($0.27 per unit)	(349)	(34,464)	—	—	(34,813)
Issuance of units under incentive stock plans	1	65	—	—	66
Stock-based compensation	15	1,495	—	—	1,510
Repurchase of units	(32)	(3,120)	—	—	(3,152)
Amortization of pension and postretirement plan liabilities	—	—	217	—	217
Foreign currency translation adjustment	—	—	(33,894)	(10,129)	(44,023)
Cash flow hedges	—	—	(82,376)	(1,099)	(83,475)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(725)	(725)
Balance, March 31, 2020	$14,606	$1,446,042	($147,255)	$86,275	$1,399,668
Issuance of units associated with the merger with Pope Resources	1,724	170,694	—	—	172,418
Net income (loss)	20	1,934	—	(1,499)	455
Distributions on units ($0.27 per unit)	(382)	(37,775)	—	—	(38,157)
Issuance of units under incentive stock plans	2	220	—	—	222
Stock-based compensation	27	2,641	—	—	2,668
Repurchase of units	(15)	(1,557)	—	—	(1,572)
Adjustment of Redeemable Operating Partnership Units	(35)	(3,433)	—	—	(3,468)
Acquisition of noncontrolling interests in consolidated affiliates	—	—	—	372,381	372,381
Amortization of pension and postretirement plan liabilities	—	—	217	—	217
Foreign currency translation adjustment	—	—	17,872	5,386	23,258
Cash flow hedges	—	—	(8,306)	1,030	(7,276)
Distribution to noncontrolling interests in consolidated affiliates	—	—	—	(6,856)	(6,856)
Balance, June 30, 2020	$15,947	$1,578,766	($137,472)	$456,717	$1,913,958

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$78,452	$26,876
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	87,909	76,195
Non-cash cost of land and improved development	7,003	13,441
Stock-based incentive compensation expense	5,008	4,178
Deferred income taxes	7,315	9,225
Amortization of losses from pension and postretirement plans	587	435
Gain on sale of large disposition of timberlands	(30,324)	(28,655)
Other	7,233	(10,632)
Changes in operating assets and liabilities:
Receivables	(413)	(7,604)
Inventories	(1,637)	(3,714)
Accounts payable	4,213	4,895
All other operating activities	(764)	(2,040)
CASH PROVIDED BY OPERATING ACTIVITIES	164,582	82,600
INVESTING ACTIVITIES
Capital expenditures	(32,199)	(29,440)
Real estate development investments	(6,269)	(3,587)
Purchase of timberlands	(51,882)	(24,238)
Net proceeds from large disposition of timberlands	35,219	115,666
Cash consideration for merger with Pope Resources, net of cash acquired	—	(231,068)
Other	5,998	1,880
CASH USED FOR INVESTING ACTIVITIES	(49,133)	(170,787)
FINANCING ACTIVITIES
Issuance of debt	446,378	320,000
Repayment of debt	(350,000)	(117,000)
Distributions on units	(77,985)	(73,404)
Proceeds from the issuance of units under incentive stock plan	4,490	66
Proceeds from the issuance of units under the “at-the-market” (ATM) equity offering program, net of commissions and offering costs	110,702	—
Repurchase of units	(1,608)	(1,572)
Debt issuance costs	(4,812)	(2,427)
Repurchase of units made under repurchase program	—	(3,152)
Distributions to noncontrolling interests in consolidated affiliates	(15,212)	(7,581)
CASH PROVIDED BY FINANCING ACTIVITIES	111,953	114,930
EFFECT OF EXCHANGE RATE CHANGES ON CASH	126	(1,450)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	227,528	25,293
Balance, beginning of year	87,482	69,968
Balance, end of period	$315,010	$95,261
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest (a)	$17,677	$16,134
Income taxes	7,132	1,083
Non-cash investing activity:
Capital assets purchased on account	4,155	2,217
Non-cash financing activity:
Equity consideration for merger with Pope Resources	—	$172,640
Redeemable Operating Partnership Unit consideration for merger with Pope Resources	—	106,752

(a)Interest paid is presented net of patronage payments received of $6.8 million and $4.3 million for the six months ended June 30, 2021 and June 30, 2020, respectively. For additional information on patronage payments, see Note 8 — Debt in the 2020 Form 10-K.

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
On May 8, 2020, Rayonier, L.P. acquired Pope Resources and became the general partner of Pope Resources. As of June 30, 2021, the Company owned a 97.1% interest in the Operating Partnership, with the remaining 2.9% interest owned by limited partners of the Operating Partnership. As the sole general partner of the Operating Partnership, Rayonier Inc. has exclusive control of the day-to-day management of the Operating Partnership. Please see Note 2 - Merger with Pope Resources and Note 24 - Charges for Integration and Restructuring for further information pertaining to the merger.
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
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

SUBSEQUENT EVENTS
New Zealand Subsidiary Shareholder Loan
On July 1, 2021, the New Zealand subsidiary made a capital distribution to its partners on a pro rata basis to redeem certain equity interests. The capital contribution was reinvested by the partners in shareholder loans to the New Zealand subsidiary. Our capital contribution and portion of the shareholder loan are eliminated in consolidation. The capital contribution to the minority shareholder and its reinvestment in the shareholder loan resulted in the New Zealand subsidiary recording a noncontrolling interest share redemption and loan payable in the amount of $28.2 million. The shareholder loan is due in 2026 at a fixed rate of 3.64%.
Sale of Timber Fund III and IV
Upon completion of the Pope Resources merger, we became the manager of three private equity timber funds, Fund II, Fund III, and Fund IV, consisting of 141,000 acres in the Pacific Northwest, and obtained ownership interests in the Funds of 20%, 5%, and 15%, respectively. On July 21, 2021, we sold the rights to manage Fund III and Fund IV, as well as our ownership interests in both funds to BTG Pactual’s Timberland Investment Group (TIG) for an aggregate purchase price of $35.9 million. The sale will not have a material effect on our consolidated financial statements.
Following the sale, we continue to manage and own a 20% co-investment stake in Fund II, consisting of 31,000 acres of timberland in the Pacific Northwest. We have classified Fund II’s timber and timberland as assets held for sale in our Consolidated Balance Sheets, as a process to liquidate Fund II has commenced. See Note 6 — Noncontrolling Interests and Note 23 — Assets Held for Sale for additional information.

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
We recognized approximately $2.5 million and $13.5 million of merger-related costs that were expensed during first and second quarters of 2020, respectively. See Note 24 — Charges for Integration and Restructuring for descriptions of the components of merger-related costs.The acquisition of Pope Resources was accounted for as a business combination under ASC 805, Business Combinations, (“ASC 805”). Pursuant to ASC 805, we recorded an allocation of the assets acquired and liabilities assumed in the merger with Pope Resources based on their fair values as of May 8, 2020. We completed our assessment of the fair value of the assets acquired and liabilities assumed within the one-year period from the date of acquisition. We recorded measurement period adjustments due to additional information received primarily related to higher and better use timberlands and real estate development investments, as well as timber and timberlands.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

As a result of refinements to timberlands preliminarily recorded values, we recognized the following decreases in depletion expense in the second quarter of 2021:

	Three months ended June 30, 2021
	Pacific Northwest Timber	Timber Funds	Total
Depletion	($182)	($1,202)	($1,384)
Total	($182)	($1,202)	($1,384)
As a result of refinements to the purchase price allocation, higher and better use timberlands increased by approximately $8.2 million. This includes development properties in the town of Port Gamble, Washington, development projects in Gig Harbor, Kingston, and Bremerton, Washington and various other assets. Additionally, refinements to the the purchase price allocation resulted in an overall increase of $1.1 million to timber and timberlands, with the valuation of core timberlands decreasing by $15.5 million and Timber Funds timber and timberlands increasing by $16.6 million from the preliminary purchase price allocation reported in Note 2 - Merger with Pope Resources in the 2020 Form 10-K.
The fair values of the assets acquired and liabilities assumed were determined using the income, cost or market approaches. The fair value measurements were generally based on significant inputs that are not observable in the market and thus represent Level 3 measurements as defined in ASC 820, Fair Value Measurement, (“ASC 820”) with the exception of certain long-term debt instruments assumed in the merger that can be valued using observable market inputs and are therefore Level 2 measurements. See Note 11 — Fair Value Measurements for further information on the fair value hierarchy.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The final allocation of purchase price to the identifiable assets acquired and liabilities assumed is as follows (in thousands):

	Core Timberlands	Timber Funds	Total
Timberland and Real Estate Business
Cash	$7,380	$8,870	$16,250
Accounts receivable	2,459	1,787	4,246
Other current assets	703	260	963
Timber and Timberlands	498,630	449,073	947,703
Higher and Better Use Timberlands and Real Estate Development Investments	34,748	—	34,748
Property, plant and equipment	11,616	—	11,616
Other assets (a)	3,737	2,194	5,931
Total identifiable assets acquired	$559,273	$462,184	$1,021,457

Accounts payable	274	293	567
Current maturities of long-term debt	—	25,084	25,084
Accrued interest	244	275	519
Other current liabilities	9,038	2,080	11,118
Long-term debt	53,502	35,759	89,261
Long-term environmental liabilities	10,748	—	10,748
Other non-current liabilities (b)	2,724	461	3,185
Total liabilities assumed	$76,530	$63,952	$140,482

Net identifiable assets	$482,743	$398,232	$880,975
Less: noncontrolling interests	(3,816)	(339,238)	(343,054)
Total net assets acquired	$478,927	$58,994	$537,921

(a)Other assets includes a $1.9 million intangible asset in connection with the Timberland Investment Management business.
(b)Other non-current liabilities includes a $3.2 million deferred income tax liability resulting from the fair value adjustment to Pope Resources’ assets and liabilities.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Pursuant to ASC 805, unaudited supplemental pro forma results of operations for the three and six months ended June 30, 2020, assuming the acquisition had occurred as of January 1, 2020, are presented below (in thousands, except per share and unit amounts):

	Three Months Ended	Six Months Ended
	June 30, 2020
Sales	$202,500	$486,000

Net income attributable to Rayonier Inc.	$8,130	$26,910
Basic earnings per share attributable to Rayonier Inc.	$0.06	$0.20
Diluted earnings per share attributable to Rayonier Inc.	$0.06	$0.20

Net income attributable to Rayonier, L.P.	$8,403	$27,795
Basic earnings per unit attributable to Rayonier, L.P.	$0.06	$0.20
Diluted earnings per unit attributable to Rayonier, L.P.	$0.06	$0.20
The unaudited pro forma results include certain pro forma adjustments to net earnings that were directly attributable to the acquisition, assuming the acquisition had occurred on January 1, 2020, including the following:

•additional depletion expense that would have been recognized relating to the basis increase in the acquired Timber and Timberlands;
•adjustment to interest expense to reflect the removal of Pope Resources debt and the additional borrowings we incurred in conjunction with the acquisition; and
•a reduction in expenses for the three and six months ended June 30, 2020 of $23.5 million and $31.2 million for acquisition-related transaction costs.
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
The following tables summarize the segment information for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
SALES	2021	2020	2021	2020
Southern Timber	$49,294	$46,767	$100,971	$99,749
Pacific Northwest Timber	35,323	26,171	76,844	57,245
New Zealand Timber	80,559	41,769	138,138	79,308
Timber Funds (a)	18,646	7,524	33,585	7,524
Real Estate (b)	74,531	50,009	85,035	168,573
Trading	34,546	24,320	51,212	43,304
Intersegment Eliminations (c)	(1,468)	(930)	(2,907)	(943)
Total	$291,431	$195,630	$482,878	$454,760

(a)The three and six months ended June 30, 2021 includes $14.7 million and $26.7 million, respectively, of sales attributable to noncontrolling interests in Timber Funds. The three and six months ended June 30, 2020 includes $5.8 million of sales attributable to noncontrolling interests in Timber Funds.
(b)The three and six months ended June 30, 2021 includes $36.0 million from a Large Disposition. The six months ended June 30, 2020 includes $116.0 million from a Large Disposition. Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have a demonstrable premium relative to timberland value.
(c)Primarily consists of the elimination of timberland investment management fees paid to us by the timber funds which are initially recognized as sales and cost of sales within the Timber Funds segment, as well as log marketing fees paid to our Trading segment from our Southern Timber and Pacific Northwest Timber segments for marketing log export sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended June 30,		Six Months Ended June 30,
OPERATING INCOME (LOSS)	2021	2020	2021	2020
Southern Timber	$16,980	$11,208	$34,327	$26,278
Pacific Northwest Timber	1,872	(6,681)	3,222	(7,629)
New Zealand Timber	20,714	4,973	34,658	10,422
Timber Funds (a)	1,991	(1,892)	3,492	(1,892)
Real Estate (b)	50,511	24,848	52,199	51,622
Trading	418	102	662	83
Corporate and Other (c)	(8,042)	(20,872)	(15,631)	(28,646)
Total Operating Income	84,444	11,686	112,929	50,238
Unallocated interest expense and other	(14,144)	(8,241)	(24,175)	(16,666)
Total Income before Income Taxes	$70,300	$3,445	$88,754	$33,572

(a)The three and six months ended June 30, 2021 includes $1.6 million and $2.7 million, respectively, of operating income attributable to noncontrolling interests in Timber Funds. The three and six months ended June 30, 2020 includes $2.0 million of operating loss attributable to noncontrolling interests in Timber Funds.
(b)The three and six months ended June 30, 2021 includes $30.3 million from a Large Disposition. The six months ended June 30, 2020 includes $28.7 million from a Large Disposition.
(c)The three and six months ended June 30, 2020 include $13.5 million and $16.0 million, respectively, of integration and restructuring costs related to the merger with Pope Resources. See Note 24 — Charges for Integration and Restructuring for additional details.

	Three Months Ended June 30,		Six Months Ended June 30,
DEPRECIATION, DEPLETION AND AMORTIZATION	2021	2020	2021	2020
Southern Timber	$13,576	$15,231	$27,935	$33,414
Pacific Northwest Timber	12,031	10,606	28,316	21,308
New Zealand Timber	6,952	4,942	14,201	9,716
Timber Funds (a)	6,121	4,070	11,621	4,070
Real Estate (b)	8,535	6,678	10,092	42,422
Corporate and Other	313	340	576	637
Total	$47,528	$41,867	$92,741	$111,567

(a)The three and six months ended June 30, 2021 include $5.1 million and $10.1 million, respectively, of depreciation, depletion and amortization attributable to noncontrolling interests in Timber Funds. The three and six months ended June 30, 2020 includes $3.5 million of depreciation, depletion and amortization attributable to noncontrolling interests in Timber Funds.
(b)The three and six months ended June 30, 2021 includes $4.8 million from a Large Disposition. The six months ended June 30, 2020 includes $35.4 million from a Large Disposition.

	Three Months Ended June 30,		Six Months Ended June 30,
NON-CASH COST OF LAND AND IMPROVED DEVELOPMENT	2021	2020	2021	2020
Real Estate (a)	$5,254	$13,030	$7,067	$65,081
Total	$5,254	$13,030	$7,067	$65,081

(a)    The three and six months ended June 30, 2021 includes $0.1 million from a Large Disposition. The six months ended June 30, 2020 includes $51.6 million from a Large Disposition.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

4.    REVENUE
PERFORMANCE OBLIGATIONS
We recognize revenue when control of promised goods or services (“performance obligations”) is transferred to customers, in an amount that reflects the consideration expected in exchange for those goods or services (“transaction price”). We generally satisfy performance obligations within a year of entering into a contract and therefore have applied the disclosure exemption found under ASC 606-10-50-14. Unsatisfied performance obligations as of June 30, 2021 are primarily due to advances on stumpage contracts, unearned license revenue and post-closing obligations on real estate sales. These performance obligations are expected to be satisfied within the next twelve months. We generally collect payment within a year of satisfying performance obligations and therefore have elected not to adjust revenues for a financing component.
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
The following table summarizes revenue recognized during the three and six months ended June 30, 2021 and 2020 that was included in the contract liability balance at the beginning of each year:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue recognized from contract liability balance at the beginning of the year (a)	$4,049	$3,661	$9,969	$10,086

(a)    Revenue recognized was primarily from hunting licenses and the use of advances on pay-as-cut timber sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables present our revenue from contracts with customers disaggregated by product type for the three and six months ended June 30, 2021 and 2020:

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Elim.	Total
June 30, 2021
Pulpwood	$23,728	$2,078	$12,266	$395	—	$3,676	—	$42,143
Sawtimber	18,692	31,755	67,986	16,419	—	30,475	—	165,327
Hardwood	1,268	—	—	—	—	—	—	1,268
Total Timber Sales	43,688	33,833	80,252	16,814	—	34,151	—	208,738
License Revenue, Primarily from Hunting	4,493	117	81	26	—	—	—	4,717
Other Non-Timber/Carbon Revenue	1,113	1,373	226	399	—	—	—	3,111
Agency Fee Income	—	—	—	—	—	334	—	334
Total Non-Timber Sales	5,606	1,490	307	425	—	334	—	8,162
Improved Development	—	—	—	—	19,340	—	—	19,340
Rural	—	—	—	—	20,297	—	—	20,297
Conservation Easement	—	—	—	—	3,855	—	—	3,855
Deferred Revenue/Other (a)	—	—	—	—	(5,242)	—	—	(5,242)
Large Dispositions	—	—	—	—	36,000	—	—	36,000
Total Real Estate Sales	—	—	—	—	74,250	—	—	74,250

Revenue from Contracts with Customers	49,294	35,323	80,559	17,239	74,250	34,485	—	291,150
Lease Revenue	—	—	—	—	281	—	—	281
Intersegment	—	—	—	1,407	—	61	(1,468)	—
Total Revenue	$49,294	$35,323	$80,559	$18,646	$74,531	$34,546	($1,468)	$291,431

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Elim.	Total
June 30, 2020
Pulpwood	$24,685	$3,163	$5,766	$328	—	$2,463	—	$36,405
Sawtimber	16,359	22,296	34,959	6,305	—	21,805	—	101,724
Hardwood	512	—	—	—	—	—	—	512
Total Timber Sales	41,556	25,459	40,725	6,633	—	24,268	—	138,641
License Revenue, Primarily from Hunting	4,337	95	83	10	—	—	—	4,525
Other Non-Timber/Carbon Revenue	874	617	961	4	—	—	—	2,456
Agency Fee Income	—	—	—	—	—	(1)	—	(1)
Total Non-Timber Sales	5,211	712	1,044	14	—	(1)	—	6,980
Improved Development	—	—	—	—	6,427	—	—	6,427
Unimproved Development	—	—	—	—	8,426	—	—	8,426
Rural	—	—	—	—	27,234	—	—	27,234
Timberland & Non-Strategic	—	—	—	—	9,606	—	—	9,606
Deferred Revenue/Other (a)	—	—	—	—	(1,756)	—	—	(1,756)
Total Real Estate Sales	—	—	—	—	49,937	—	—	49,937

Revenue from Contracts with Customers	46,767	26,171	41,769	6,647	49,937	24,267	—	195,558
Lease Revenue	—	—	—	—	72	—	—	72
Intersegment	—	—	—	877	—	53	(930)	—
Total Revenue	$46,767	$26,171	$41,769	$7,524	$50,009	$24,320	($930)	$195,630

(a)    Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Six Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Elim.	Total
June 30, 2021
Pulpwood	$45,584	$4,573	$21,809	$655	—	$5,510	—	$78,131
Sawtimber	40,655	69,513	115,777	29,727	—	44,865	—	300,537
Hardwood	1,673	—	—	—	—	—	—	1,673
Total Timber Sales	87,912	74,086	137,586	30,382	—	50,375	—	380,341
License Revenue, Primarily From Hunting	8,913	207	139	29	—	—	—	9,288
Other Non-Timber/Carbon Revenue	4,146	2,551	413	413	—	—	—	7,523
Agency Fee Income	—	—	—	—	—	691	—	691
Total Non-Timber Sales	13,059	2,758	552	442	—	691	—	17,502
Improved Development	—	—	—	—	19,592	—	—	19,592
Rural	—	—	—	—	30,062	—	—	30,062
Conservation Easement	—	—	—	—	3,855	—	—	3,855
Deferred Revenue/Other (a)	—	—	—	—	(4,987)	—	—	(4,987)
Large Dispositions	—	—	—	—	36,000	—	—	36,000
Total Real Estate Sales	—	—	—	—	84,522	—	—	84,522

Revenue from Contracts with Customers	100,971	76,844	138,138	30,824	84,522	51,066	—	482,365
Lease Revenue	—	—	—	—	513	—	—	513
Intersegment	—	—	—	2,761	—	146	(2,907)	—
Total Revenue	$100,971	$76,844	$138,138	$33,585	$85,035	$51,212	($2,907)	$482,878

Six Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Elim.	Total
June 30, 2020
Pulpwood	$52,178	$6,290	$10,613	$328	—	$4,993	—	$74,402
Sawtimber	35,868	49,741	65,746	6,305	—	37,918	—	195,578
Hardwood	993	—	—	—	—	—	—	993
Total Timber Sales	89,039	56,031	76,359	6,633	—	42,911	—	270,973
License Revenue, Primarily from Hunting	8,926	192	140	10	—	—	—	9,268
Other Non-Timber/Carbon Revenue	1,784	1,022	2,809	4	—	—	—	5,619
Agency Fee Income	—	—	—	—	—	327	—	327
Total Non-Timber Sales	10,710	1,214	2,949	14	—	327	—	15,214
Improved Development	—	—	—	—	6,427	—	—	6,427
Unimproved Development	—	—	—	—	8,426	—	—	8,426
Rural	—	—	—	—	29,631	—	—	29,631
Timberland & Non-Strategic	—	—	—	—	9,606	—	—	9,606
Deferred Revenue/Other (a)	—	—	—	—	(1,616)	—	—	(1,616)
Large Dispositions	—	—	—	—	116,027	—	—	116,027
Total Real Estate Sales	—	—	—	—	168,501	—	—	168,501

Revenue from Contracts with Customers	99,749	57,245	79,308	6,647	168,501	43,238	—	454,688
Lease Revenue	—	—	—	—	72	—	—	72
Intersegment	—	—	—	877	—	66	(943)	—
Total Revenue	$99,749	$57,245	$79,308	$7,524	$168,573	$43,304	($943)	$454,760

(a)    Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables present our timber sales disaggregated by contract type for the three and six months ended June 30, 2021 and 2020:

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Trading	Total
June 30, 2021
Stumpage Pay-as-Cut	$15,183	—	—	$197	—	$15,380
Stumpage Lump Sum	4,645	932	—	—	—	5,577
Total Stumpage	19,828	932	—	197	—	20,957

Delivered Wood (Domestic)	19,955	32,901	19,250	16,617	1,236	89,959
Delivered Wood (Export)	3,905	—	61,002	—	32,915	97,822
Total Delivered	23,860	32,901	80,252	16,617	34,151	187,781

Total Timber Sales	$43,688	$33,833	$80,252	$16,814	$34,151	$208,738

June 30, 2020
Stumpage Pay-as-Cut	$16,216	—	—	$531	—	$16,747
Stumpage Lump Sum	863	326	—	—	—	1,189
Total Stumpage	17,079	326	—	531	—	17,936

Delivered Wood (Domestic)	21,438	25,133	12,126	6,102	462	65,261
Delivered Wood (Export)	3,039	—	28,599	—	23,806	55,444
Total Delivered	24,477	25,133	40,725	6,102	24,268	120,705

Total Timber Sales	$41,556	$25,459	$40,725	$6,633	$24,268	$138,641

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Six Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Trading	Total
June 30, 2021
Stumpage Pay-as-Cut	$36,440	—	—	$197	—	$36,637
Stumpage Lump Sum	4,647	7,063	—	—	—	11,710
Total Stumpage	41,087	7,063	—	197	—	48,347

Delivered Wood (Domestic)	38,014	67,023	36,356	30,185	2,327	173,905
Delivered Wood (Export)	8,811	—	101,230	—	48,048	158,089
Total Delivered	46,825	67,023	137,586	30,185	50,375	331,994

Total Timber Sales	$87,912	$74,086	$137,586	$30,382	$50,375	$380,341

June 30, 2020
Stumpage Pay-as-Cut	$41,623	—	—	$531	—	$42,154
Stumpage Lump Sum	1,251	5,457	—	—	—	6,708
Total Stumpage	42,874	5,457	—	531	—	48,862

Delivered Wood (Domestic)	42,498	50,574	25,817	6,102	934	125,925
Delivered Wood (Export)	3,667	—	50,542	—	41,977	96,186
Total Delivered	46,165	50,574	76,359	6,102	42,911	222,111

Total Timber Sales	$89,039	$56,031	$76,359	$6,633	$42,911	$270,973

5.    LEASES
We lease commercial and residential properties primarily located in Port Gamble, Washington. Our leases are operating leases and mostly range between one and five years, and may be extended on a case by case basis. Income associated with commercial and residential property leases generally includes scheduled rent increases, but do not include variable payments based on indexes.
The following table details our lease income for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Income Components	2021	2020	2021	2020
Operating lease income	$281	$72	$513	$72
Total lease income	$281	$72	$513	$72

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

6.    NONCONTROLLING INTERESTS
NONCONTROLLING INTERESTS IN CONSOLIDATED AFFILIATES
Matariki Forestry Group
We maintain a 77% controlling financial interest in Matariki Forestry Group (the “New Zealand subsidiary”), a joint venture that owns or leases approximately 419,000 legal acres of New Zealand timberland. Accordingly, we consolidate the New Zealand subsidiary’s balance sheet and results of operations. The portions of the consolidated financial position and results of operations attributable to the New Zealand subsidiary’s 23% noncontrolling interests are reflected as an adjustment to income in our Consolidated Statements of Income and Comprehensive Income under the caption “Net income attributable to noncontrolling interests in consolidated affiliates.” Rayonier New Zealand Limited (“RNZ”), a wholly-owned subsidiary, serves as the manager of the New Zealand subsidiary.

The following table sets forth the income attributable to the New Zealand subsidiary’s noncontrolling interests:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income attributable to noncontrolling interests in the New Zealand subsidiary	$3,073	$693	$5,711	$1,261
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
The following table sets forth the income attributable to the Funds’ noncontrolling interests:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss) attributable to noncontrolling interests in the Funds	$1,388	($2,146)	$2,464	($2,146)
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
On July 21, 2021, we sold the rights to manage Fund III and Fund IV, as well as our ownership interests in both funds for an aggregate purchase price prior to closing costs of approximately $35.9 million. See Note 1 - Basis of Presentation for additional information on the subsequent event.
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
The following table sets forth the income attributable to Ferncliff Investors’ noncontrolling interests:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net (loss) income attributable to noncontrolling interests in Ferncliff Investors	—	($46)	$129	($46)
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
The following table sets forth the Company’s noncontrolling interests in the Operating Partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning noncontrolling interests in the Operating Partnership	$137,990	—	$130,121	—
Issuances of Redeemable Operating Partnership Units	—	106,752	—	106,752
Adjustment of noncontrolling interests in the Operating Partnership	15,410	3,992	27,277	3,992
Conversions of Redeemable Operating Partnership Units to Common Shares	(241)	—	(4,956)	—
Net Income attributable to noncontrolling interests in the Operating Partnership	1,753	219	2,094	219
Other Comprehensive (Loss) Income attributable to noncontrolling interests in the Operating Partnership	(253)	457	1,278	457
Distributions to noncontrolling interests in the Operating Partnership	(1,154)	(1,200)	(2,309)	(1,200)
Total noncontrolling interests in the Operating Partnership	$153,505	$110,220	$153,505	$110,220

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
The assets, liabilities and equity of the Funds as of June 30, 2021, were as follows:

Timber Funds	June 30, 2021
Assets:
Cash and cash equivalents	$4,469
Accounts receivable	3,239
Assets held for sale (Note 23)	104,291
Other current assets	68
Total current assets	112,067
Timber and timberlands, net of depletion and amortization	316,249
Other assets	74
Total assets	$428,390
Liabilities and Equity:
Accounts payable	$1,127
Intercompany payable (a)	880
Accrued taxes	292
Accrued interest	508
Deferred revenue	339
Other current liabilities	464
Total current liabilities	3,610
Long-term debt, net of deferred financing costs	59,755
Funds’ equity	365,025
Total liabilities and equity	$428,390

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
The assets, liabilities and equity of Ferncliff Investors as of June 30, 2021, were as follows:

Ferncliff Investors	June 30, 2021
Assets:
Cash and cash equivalents	$295
Total current assets	295
Advances to real estate joint venture entity	1,000
Total assets	$1,295
Liabilities and equity:
Total liabilities	$1,818
Ferncliff Investors’ equity	(523)
Total liabilities and equity	$1,295

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

8.    EARNINGS PER SHARE AND PER UNIT
The following table provides details of the calculations of basic and diluted earnings per common share of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Earnings per common share - basic
Numerator:
Net Income	$63,420	$455	$78,452	$26,876
Less: Net income attributable to noncontrolling interests in the Operating Partnership	(1,753)	(219)	(2,094)	(219)
Less: Net (income) loss attributable to noncontrolling interests in consolidated affiliates	(4,461)	1,499	(8,304)	931
Net income attributable to Rayonier Inc.	$57,206	$1,735	$68,054	$27,588
Denominator:
Denominator for basic earnings per common share - weighted average shares	139,556,748	133,318,209	138,718,442	131,227,852
Basic earnings per common share attributable to Rayonier Inc.:	$0.41	$0.01	$0.49	$0.21
Earnings per common share - diluted
Numerator:
Net Income	$63,420	$455	$78,452	$26,876
Less: Net (income) loss attributable to noncontrolling interests in consolidated affiliates	(4,461)	1,499	(8,304)	931
Net income attributable to Rayonier Inc., before net income attributable to noncontrolling interests in the Operating Partnership	$58,959	$1,954	$70,148	$27,807
Denominator:
Denominator for basic earnings per common share - weighted average shares	139,556,748	133,318,209	138,718,442	131,227,852
Add: Dilutive effect of:
Stock options	12,646	—	8,348	537
Performance shares, restricted shares and restricted stock units	210,923	49,299	282,027	129,390
Noncontrolling interests in Redeemable Operating Partnership units	4,275,912	2,589,518	4,303,201	1,294,759
Denominator for diluted earnings per common share - adjusted weighted average shares	144,056,229	135,957,026	143,312,018	132,652,538
Diluted earnings per common share attributable to Rayonier Inc.:	$0.41	$0.01	$0.49	$0.21

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Anti-dilutive shares excluded from the computations of diluted earnings per common share:
Stock options, performance shares, restricted shares and restricted stock units	208,614	635,779	201,435	521,053
Total	208,614	635,779	201,435	521,053

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table provides details of the calculations of basic and diluted earnings per unit of the Operating Partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Earnings per unit - basic
Numerator:
Net Income	$63,420	$455	$78,452	$26,876
Less: Net (income) loss attributable to noncontrolling interests in consolidated affiliates	(4,461)	1,499	(8,304)	931
Net income available to unitholders	$58,959	$1,954	$70,148	$27,807
Denominator:
Denominator for basic earnings per unit - weighted average units	143,832,660	135,907,727	143,021,643	132,522,611
Basic earnings per unit attributable to Rayonier, L.P.:	$0.41	$0.01	$0.49	$0.21
Earnings per unit - diluted
Numerator:
Net Income	$63,420	$455	$78,452	$26,876
Less: Net (income) loss attributable to noncontrolling interests in consolidated affiliates	(4,461)	1,499	(8,304)	931
Net income available to unitholders	$58,959	$1,954	$70,148	$27,807
Denominator:
Denominator for basic earnings per unit - weighted average units	143,832,660	135,907,727	143,021,643	132,522,611
Add: Dilutive effect of unit equivalents:
Stock options	12,646	—	8,348	537
Performance shares, restricted shares and restricted stock units	210,923	49,299	282,027	129,390
Denominator for diluted earnings per unit - adjusted weighted average units	144,056,229	135,957,026	143,312,018	132,652,538
Diluted earnings per unit attributable to Rayonier, L.P.:	$0.41	$0.01	$0.49	$0.21

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Anti-dilutive unit equivalents excluded from the computations of diluted earnings per unit:
Stock options, performance shares, restricted shares and restricted stock units	208,614	635,779	201,435	521,053
Total	208,614	635,779	201,435	521,053

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

9.    DEBT
Our debt consisted of the following at June 30, 2021:

June 30, 2021
Debt, excluding Timber Funds:
Term Credit Agreement borrowings due 2028 at a variable interest rate of 1.7% at June 30, 2021 (a)	$350,000
Senior Notes due 2022 at a fixed interest rate of 3.75%	325,000
Senior Notes due 2031 at a fixed interest rate of 2.75%	450,000
Incremental Term Loan Agreement borrowings due 2026 at a variable interest rate of 1.7% at June 30, 2021 (b)	200,000
New Zealand subsidiary noncontrolling interests shareholder loan due 2025 at a fixed interest rate of 2.95%	24,171
Northwest Farm Credit Services Credit Facility with quarterly interest-only payments, with the following tranches
Due 2025 at a fixed interest rate of 6.1%	10,000
Due 2028 at a fixed interest rate of 4.1%	11,000
Due 2029 at a fixed interest rate of 5.3%	16,000
Due 2029 at a fixed interest rate of 5.4%	8,000
Total principal debt, excluding Timber Funds	1,394,171
Add: Fair value adjustments, excluding Timber Funds	7,478
Less: Unamortized discounts, excluding Timber Funds	(3,583)
Less: Current maturities of long-term debt, excluding Timber Funds	(199,830)
Less: Deferred financing costs, excluding Timber Funds	(5,348)
Total long-term debt, excluding Timber Funds	1,192,888
Debt, Timber Funds:
Fund II Mortgages Payable, collateralized by Fund II timberlands with quarterly interest payments, as follows: (c)
Due 2022 at a variable interest rate of 2.0% at June 30, 2021	11,000
Due 2022 at a variable interest rate of 2.0% at June 30, 2021	14,000
Fund III Mortgages Payable, collateralized by Fund III timberlands with quarterly interest payments, as follows: (d)
Due 2023 at a fixed interest rate of 5.1%	17,980
Due 2024 at a fixed interest rate of 4.5%	14,400
Total principal debt, Timber Funds	57,380
Add: Fair value adjustments, Timber Funds	2,382
Less: Deferred financing costs, Timber Funds	(7)
Total long-term debt, Timber Funds	59,755
Total long-term debt	$1,252,643

(a)    As of June 30, 2021, the periodic interest rate on the term credit agreement (the “Term Credit Agreement”) was LIBOR plus 1.600%. We estimate the effective fixed interest rate on the term loan facility to be approximately 3.1% after consideration of interest rate swaps and estimated patronage refunds.
(b)    As of June 30, 2021, the periodic interest rate on the incremental term loan (the “Incremental Term Loan Agreement”) was LIBOR plus 1.650%. We estimate the effective fixed interest rate on the incremental term loan facility to be approximately 2.4% after consideration of interest rate swaps and estimated patronage refunds.
(c)    As of June 30, 2021, the periodic interest rate on the Fund II Mortgages Payable was 3-month LIBOR plus 1.700%.
(d)    As of June 30, 2021, we estimate the effective fixed interest rate on the Fund III Mortgages Payable due 2023 and 2024 to be approximately 3.9% and 3.2%, respectively, after consideration of estimated patronage refunds.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Principal payments due during the next five years and thereafter are as follows:

	Excluding Timber Funds	Timber Funds	Total
2021	—	—	—
2022	325,000	25,000	350,000
2023	—	17,980	17,980
2024	—	14,400	14,400
2025	34,171	—	34,171
Thereafter	1,035,000	—	1,035,000
Total Debt	$1,394,171	$57,380	$1,451,551
2021 DEBT ACTIVITY
U.S. Debt — Excluding Timber Funds
In May 2021, we issued and sold $450 million aggregate principal amount of 2.75% senior notes due 2031 (the “Senior Notes due 2031”). The Senior Notes due 2031 were sold at an issue price of 99.195% of their face value, before underwriters discount. Our net proceeds after deducting approximately $3.9 million of underwriting discounts and expenses, were approximately $442.5 million. The discount and debt issuance costs will be amortized to interest expense over the term of the notes using the effective interest method. A portion of the proceeds were used to repay $250 million outstanding under our 2020 Incremental Term Loan Agreement. The remainder will be used for general corporate purposes, which may also include repayment of our 3.75% Senior Notes due 2022 at or prior to maturity.
In May 2021, we repaid the $250 million outstanding under our 2020 Incremental Term Loan Agreement. We recognized a loss on early extinguishment of debt of $0.6 million, representing the write-off of unamortized deferred financing costs. The loss on early extinguishment of debt has been recognized in the Consolidated Statements of Income and Comprehensive Income under the caption “Interest and other miscellaneous (expense) income, net.”
In June 2021, we entered into a Fourth Amendment and Incremental Term Loan Agreement, to amend certain terms of the Credit Agreement and to provide a senior unsecured delayed draw incremental term loan facility (the “2021 Incremental Term Loan Facility”) in an aggregate amount of $200 million.
The Fourth Amendment to the Credit Agreement provides for an extension of the maturity date of our $300 million Revolving Credit Facility from April 1, 2025 to June 1, 2026. In addition, the amendment provides for modifications to adjust the pricing grid under the credit agreement to decrease the applicable margin for our Revolving Credit Facility from LIBOR plus 1.500% to LIBOR plus 1.2500%. As a result of the revolver modification, approximately $0.3 million in lender fees have been deferred and will be amortized to interest expense over the term of the revolver.
The Fourth Amendment to the Credit Agreement also provides for modifications to adjust the pricing grid under the credit agreement to decrease the applicable margin for our $300 million 2016 Incremental Term Loan Facility from LIBOR plus 1.900% to LIBOR plus 1.6500%. As a result of the debt modification, approximately $0.3 million in third-party expenses have been recognized in the Consolidated Statements of Income and Comprehensive Income under the caption “Interest and other miscellaneous (expense) income, net.”

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The 2021 Incremental Term Loan Facility provides us the ability to make an advance of $200 million on or before June 1, 2022. As of June 30, 2021, no advance has been made under this facility. We expect to use a future advance of $125 million under the 2021 Incremental Term Loan Facility to refinance a portion of the 3.750% Senior Notes due 2022 on a long-term basis, and as such, have excluded $125 million of principal from current maturities of long-term debt, net, in our Consolidated Balance sheets. Any advance above $125 million may be used to repay other debt or for other general corporate purposes. We have deferred $0.3 million of commitment fees, which will be amortized to interest expense over the term of the access period, through June 1, 2022. Additionally, we deferred $0.2 million in debt issuance costs, which will be amortized to interest expense over the term of the facility, once any future advance is made.
In June 2021, we refinanced our $45 million credit facility with Northwest Farm Credit Services (NWFCS). In the refinancing, maturity dates on tranches 6 and 7 were amended from November 1, 2033 to June 1, 2029 and the maturity date on tranche 8 was amended from October 1, 2036 to June 1, 2029. In addition to shortening the maturity terms, collateral was removed from each tranche outstanding with NWFCS. As a result of the debt modification, approximately $0.1 million in lender fees have been capitalized and will be amortized to interest expense over the terms of the tranches.
In June 2021, we prepaid $100 million on the $300 million Incremental Term Loan Agreement. In connection with the partial prepayment, we recognized a loss on early extinguishment of debt of $0.1 million, representing the write-off of one-third of the unamortized deferred financing costs. The loss on early extinguishment of debt has been recorded in the Consolidated Statements of Income and Comprehensive Income under the caption “Interest and other miscellaneous (expense) income, net.”
During the six months ended June 30, 2021, we made no borrowings or repayments on our Revolving Credit Facility. At June 30, 2021, we had available borrowings of $299.1 million under the Revolving Credit Facility, net of $0.9 million to secure our outstanding letters of credit.
New Zealand Debt
In June 2021, the New Zealand subsidiary renewed its NZ$20 million working capital facility for an additional 12-month term. During the six months ended June 30, 2021, the New Zealand subsidiary made no borrowings or repayments on its working capital facility. At June 30, 2021, the New Zealand subsidiary had NZ$20.0 million of available borrowings under its working capital facility.
As of June 30, 2021, the outstanding balance on the shareholder loan is $24.2 million. Except for changes in the New Zealand foreign exchange rate, there have been no adjustments to the carrying value of the shareholder loan since its inception. See Note 6 — Noncontrolling Interests for more information regarding the New Zealand subsidiary.
In July 2021, the New Zealand subsidiary recorded a noncontrolling interest share redemption and loan payable in the amount of $28.2 million. The shareholder loan is due in 2026 at a fixed rate of 3.64%. See Note 1 — Basis of Presentation for more information regarding subsequent events related to the New Zealand subsidiary.
DEBT COVENANTS — EXCLUDING TIMBER FUNDS
In connection with our $350 million Term Credit Agreement, $200 million Incremental Term Loan Agreement, $200 million 2021 Incremental Term Loan Agreement and $300 million Revolving Credit Facility, customary covenants must be met, the most significant of which include interest coverage and leverage ratios.
The covenants listed below, which are the most significant financial covenants in effect as of June 30, 2021, are calculated on a trailing 12-month basis:

	Covenant Requirement	Actual Ratio	Favorable
Covenant EBITDA to consolidated interest expense should not be less than	2.5 to 1	7.8 to 1	5.3
Covenant debt to covenant net worth plus covenant debt shall not exceed	65%	46%	19%

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

In connection with our $45 million NWFCS Credit Facility, customary covenants must be met, the most significant of which include interest coverage and debt-to-capitalization ratios.
The covenants listed below, which are the most significant financial covenants in effect as of June 30, 2021, are calculated on a trailing 12-month basis:

	Covenant Requirement	Actual Ratio	Favorable
Covenant EBITDA to consolidated interest expense should not be less than	2.5 to 1	7.8 to 1	5.3
Covenant debt to covenant net worth plus covenant debt shall not exceed	65%	46%	19%
    In addition to these financial covenants listed above, the 2022 Notes, 2031 Notes, Term Credit Agreement, Incremental Term Loan Agreement, 2021 Incremental Term Loan Facility, Revolving Credit Facility, and NWFCS Credit Facility include customary covenants that limit the incurrence of debt and the disposition of assets, among others. At June 30, 2021, we were in compliance with all applicable covenants.
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
Both Timber Funds are in compliance with their respective debt covenants as of June 30, 2021.

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
FOREIGN CURRENCY EXCHANGE AND OPTION CONTRACTS
The New Zealand subsidiary’s export sales are predominately denominated in U.S. dollars, and therefore its cash flows are affected by fluctuations in the exchange rate between the New Zealand dollar and the U.S. dollar. This exposure is partially managed by a natural currency hedge, as ocean freight payments and shareholder distributions are also paid in U.S. dollars. We manage any excess foreign exchange exposure through the use of derivative financial instruments. The New Zealand subsidiary typically hedges 50% to 90% of its estimated foreign currency exposure with respect to the following twelve months forecasted sales and purchases, less distributions, and up to 75% of the forward 12 to 18 months. Additionally, the New Zealand subsidiary will occasionally hedge up to 50% of its estimated foreign currency exposure with respect to the following 18 to 48 months forecasted sales and purchases, less distributions, when the New Zealand dollar is at a cyclical low versus the U.S. dollar. Foreign currency exposure from the New Zealand subsidiary’s trading operations is typically hedged based on the following

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

three months forecasted sales and purchases. As of June 30, 2021, foreign currency exchange contracts and foreign currency option contracts had maturity dates through December 2022 and August 2021, respectively.
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
INTEREST RATE PRODUCTS
We are exposed to cash flow interest rate risk on our variable-rate debt and on anticipated debt issuances. We use variable-to-fixed interest rate swaps and forward-starting interest rate swap agreements to hedge this exposure. For these derivative instruments, we report the gains/losses from the fluctuations in the fair market value of the hedges in AOCI and reclassify them to earnings as interest expense in the same period in which the hedged interest payments affect earnings.
To the extent we de-designate or terminate a cash flow hedging relationship and the associated hedged item continues to exist, any unrealized gain or loss of the cash flow hedge at the time of de-designation remains in AOCI and is amortized using the straight-line method through interest expense over the remaining life of the hedged item. To the extent the associated hedged item is no longer effective, the gain or loss is reclassified out of AOCI to earnings immediately.
INTEREST RATE SWAPS
During the second quarter of 2021, we terminated and cash settled $250 million in notional value of our interest rate swaps, maturing in 2030, in connection with the repayment of $250 million outstanding under the 2020 Incremental Term Loan. Upon termination of the swap, we received $6.8 million from our counterparty. As of June 30, 2021, there was $16.7 million recorded in accumulated other comprehensive income in connection with the terminated interest rate swap, which will be reclassified to earnings through interest expense over the remaining life of the hedged items, as the originally hedged cash flows remain probable.
During the second quarter of 2021, we terminated and cash settled $100 million in notional value of our interest rate swaps, maturing in 2026, in connection with the prepayment of $100 million on the 2026 Incremental Term Loan. Upon termination of the swap, we paid $2.2 million to our counterparty that was recognized immediately into earnings as interest expense, as the forecasted cash flows will no longer occur. See Note 9 — Debt for additional information.

The following table contains information on the outstanding interest rate swaps as of June 30, 2021:

Outstanding Interest Rate Swaps (a)
Date Entered Into	Term	Notional Amount	Related Debt Facility	Fixed Rate of Swap	Bank Margin on Debt	Total Effective Interest Rate (b)
August 2015	9 years	$170,000	Term Credit Agreement	2.20%	1.60%	3.80%
August 2015	9 years	180,000	Term Credit Agreement	2.35%	1.60%	3.95%
April 2016	10 years	100,000	Incremental Term Loan	1.60%	1.65%	3.25%
April 2016	10 years	100,000	Incremental Term Loan	1.60%	1.65%	3.25%

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
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

As of June 30, 2021, there was $18.3 million recorded in accumulated other comprehensive loss in connection with the settled treasury locks, which will be reclassified to earnings as interest expense over the life of the hedged item. For additional information regarding the expired treasury lock agreements, see Note 16 - Derivative Instruments and Hedging Activities in our 2020 Form 10-K.
INTEREST RATE SWAP LOCKS
Upon de-designation, we converted the above treasury lock agreements to interest rate swap lock agreements, which were designated and qualified as cash flow hedges. Prior to expiration, we de-designated and partially cash settled $11.1 million of the interest rate swap locks and converted them into an interest rate swap agreement.
As of June 30, 2021, there was $1.2 million recorded in accumulated other comprehensive loss in connection with settled interest rate swap locks, which will be reclassified to earnings as interest expense over the life of the hedged item. For additional information regarding the expired interest rate swap lock agreements, see Note 16 - Derivative Instruments and Hedging Activities in our 2020 Form 10-K.
FORWARD-STARTING INTEREST RATE SWAPS
During the second quarter of 2021, we de-designated and settled $325 million in notional value of our forward-starting interest rate swap, maturing in 2032, by converting it into a new forward-starting interest rate swap agreement. As of June 30, 2021, there was $10.0 million recorded in accumulated other comprehensive income in connection with the converted forward-starting interest rate swap, which will be reclassified to earnings through interest expense over the remaining life of the hedged item.
The following table contains information on the outstanding forward-starting interest rate swaps as of June 30, 2021:

Outstanding Forward-Starting Interest Rate Swaps (a)
Date Entered Into	Term	Notional Amount	Fixed Rate of Swap	Related Debt Facility	Forward Date	Maximum Period Ending for Forecasted Issuance Date
March 2020	4 years	$100,000	0.88%	Term Credit Agreement	August 2024	N/A
May 2020	4 years	50,000	0.74%	Term Credit Agreement	August 2024	N/A
May 2021 (b)	7 years	200,000	0.77%	Future Issuance	Feb. 2022	N/A

(a)     All forward-starting interest rate swaps have been designated as interest rate cash flow hedges and qualify for hedge accounting.
(b) The forward-starting interest rate swap entered into in May 2021 contained an embedded mark-to-market gain, which we recovered through a reduced charge in the fixed rate over what would have been charged for an at-market swap.

CARBON OPTIONS
The New Zealand subsidiary enters into carbon options from time to time to sell carbon assets. Changes in fair value of the carbon option contracts are recorded in “Interest and other miscellaneous (expense) income, net” as the contracts do not qualify for hedge accounting treatment. As of June 30, 2021, all existing carbon option contracts have expired.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables demonstrate the impact, gross of tax, of our derivatives on the Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2021 and 2020:

		Three Months Ended June 30,
	Income Statement Location	2021	2020
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive income (loss)	($896)	$5,340
Foreign currency option contracts	Other comprehensive income (loss)	(230)	877
Interest rate products	Other comprehensive income (loss)	(14,587)	(14,469)
	Interest expense	5,377	2,716
Derivatives not designated as hedging instruments:
Carbon option contracts	Interest and other miscellaneous income, net	—	14

		Six Months Ended June 30,
	Income Statement Location	2021	2020
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive income (loss)	($3,747)	($140)
Foreign currency option contracts	Other comprehensive income (loss)	(1,158)	(273)
Interest rate products	Other comprehensive income (loss)	45,144	(93,621)
	Interest expense	9,371	3,168

Derivatives not designated as hedging instruments:
Carbon option contracts	Interest and other miscellaneous income, net	—	563
During the next 12 months, the amount of the June 30, 2021 AOCI balance, net of tax, expected to be reclassified into earnings as a result of the maturation of our derivative instruments is a gain of approximately $2.4 million. The following table contains details of the expected reclassified amounts into earnings:

Amount expected to be reclassified into earnings in next 12 months
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	$1,682
Foreign currency option contracts	256
Interest rate products	430
Total estimated gain on derivatives contracts	$2,368

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table contains the notional amounts of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Notional Amount
	June 30, 2021	December 31, 2020
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	$97,250	$49,000
Foreign currency option contracts	8,000	28,000
Interest rate swaps	550,000	900,000
Forward-starting interest rate swaps	350,000	475,000

The following table contains the fair values of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Location on Balance Sheet	Fair Value Assets / (Liabilities) (a)
		June 30, 2021	December 31, 2020
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other current assets	$3,096	$4,968
	Other assets	32	1,050
	Other current liabilities	(760)	—
	Other non-current liabilities	(98)	—
Foreign currency option contracts	Other current assets	356	1,526
	Other current liabilities	—	(11)
Interest rate swaps	Other non-current liabilities	(26,892)	(51,580)
Forward-starting interest rate swaps	Other assets	10,000	513
	Other non-current liabilities	—	(13,042)

Total derivative contracts:
Other current assets		$3,452	$6,494
Other assets		10,032	1,563
Total derivative assets		$13,484	$8,057

Other current liabilities		(760)	(11)
Other non-current liabilities		(26,990)	(64,622)
Total derivative liabilities		($27,750)	($64,633)

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
The following table presents the carrying amount and estimated fair values of our financial instruments as of June 30, 2021 and December 31, 2020, using market information and what we believe to be appropriate valuation methodologies under GAAP:

	June 30, 2021			December 31, 2020
Asset (Liability) (a)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents, excluding Timber Funds	$309,839	$309,839	—	$80,454	$80,454	—
Cash and cash equivalents, Timber Funds	4,469	4,469	—	4,053	4,053	—
Restricted cash (b)	702	702	—	2,975	2,975	—
Current maturities of long-term debt, excluding Timber Funds (c)	(199,830)	—	(203,940)	—	—	—
Long-term debt, excluding Timber Funds (c)	(1,192,888)	—	(1,207,100)	(1,300,336)	—	(1,313,631)
Long-term debt, Timber Funds (c)	(59,755)	—	(59,976)	(60,179)	—	(60,474)
Interest rate swaps (d)	(26,892)	—	(26,892)	(51,580)	—	(51,580)
Forward-starting interest rate swaps (d)	10,000	—	10,000	(12,529)	—	(12,529)
Foreign currency exchange contracts (d)	2,270	—	2,270	6,018	—	6,018
Foreign currency option contracts (d)	356	—	356	1,515	—	1,515
Noncontrolling Interests in the Operating Partnership (e)	153,505	153,505	—	130,121	130,121	—

(a)We did not have Level 3 assets or liabilities at June 30, 2021 and December 31, 2020.
(b)Restricted cash represents cash held in escrow. See Note 22 — Restricted Cash for additional information.
(c)The carrying amount of long-term debt is presented net of deferred financing costs, unamortized discounts and fair value adjustments on non-revolving debt. See Note 9 — Debt for additional information.
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

12.    COMMITMENTS
At June 30, 2021, the future minimum payments under non-cancellable commitments were as follows:

	Environmental Remediation (a)	Development Projects (b)	Commitments (c)	Total
Remaining 2021	$542	$18,245	$6,223	$25,010
2022	2,045	4,222	12,981	19,248
2023	1,853	267	12,234	14,354
2024	1,853	267	9,306	11,426
2025	2,338	267	5,451	8,056
Thereafter	2,664	3,916	12,671	19,251
	$11,295	$27,184	$58,866	$97,345

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

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Changes in environmental and NRD liabilities from December 31, 2020 to June 30, 2021 are shown below:

Port Gamble, WA
Non-current portion at December 31, 2020	$10,615
Plus: Current portion	1,026
Total Balance at December 31, 2020	11,641
Expenditures charged to liabilities	(417)
Increase to liabilities	71
Total Balance at June 30, 2021	11,295
Less: Current portion	(723)
Non-current portion at June 30, 2021	$10,572

These estimates were based on assumptions that we believe to be reasonable; however, actual results may differ from these estimates. See Note 2 - Merger with Pope Resources for information regarding the final allocation of fair value to environmental and NRD liabilities assumed in the merger with Pope Resources. It is expected that the upland mill site cleanup and NRD restoration will occur over the next two to three years, while the monitoring of Port Gamble Bay, mill site and landfills will continue for an additional 10 to 15 years. NRD costs are subject to change as the scope of the restoration projects become more clearly defined. It is reasonably possible that these components of the liability may increase as the project progresses. Management continues to monitor the Port Gamble cleanup process and will make adjustments as needed. Should any future circumstances result in a change to the estimated cost of the project, we will record an appropriate adjustment to the liability in the period it becomes known and when we can reasonably estimate the amount. For further information on the timing and amount of future payments related to our environmental remediation liabilities, see Note 12 - Commitments.
15.    GUARANTEES
We provide financial guarantees as required by creditors, insurance programs, and various governmental agencies.
As of June 30, 2021, the following financial guarantees were outstanding:

Financial Commitments (a)	Maximum Potential Payment
Standby letters of credit	$885
Surety bonds (b)	11,958
Total financial commitments	$12,843

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
Changes in higher and better use timberlands and real estate development investments from December 31, 2020 to June 30, 2021 are shown below:

	Higher and Better Use Timberlands and Real Estate Development Investments
	Land and Timber	Development Investments	Total
Non-current portion at December 31, 2020	$79,901	$28,617	$108,518
Plus: Current portion (a)	212	6,544	6,756
Total Balance at December 31, 2020	80,113	35,161	115,274
Non-cash cost of land and improved development	(3,106)	(1,657)	(4,763)
Amortization of parcel real estate development investments	—	(3,211)	(3,211)
Timber depletion from harvesting activities and basis of timber sold in real estate sales	(584)	—	(584)
Capitalized real estate development investments (b)	—	12,095	12,095
Capital expenditures (silviculture)	51	—	51
Intersegment transfers	1,176	—	1,176
Purchase price allocation adjustment (c)	8,238	—	8,238
Total Balance at June 30, 2021	85,888	42,388	128,276
Less: Current portion (a)	(8,686)	(16,026)	(24,712)
Non-current portion at June 30, 2021	$77,202	$26,362	$103,564

(a)The current portion of Higher and Better Use Timberlands and Real Estate Development Investments is recorded in Inventory. See Note 17 — Inventory for additional information.
(b)Capitalized real estate development investments include $0.3 million of capitalized interest and $5.8 million of parcel real estate development investments. Parcel real estate development investments represent investments made for specific lots and/or commercial parcels that are currently under contract or expected to be ready for market within a year.
(c)Reflects measurement period adjustments on HBU properties acquired in the merger with Pope Resources. The final allocation of fair value to HBU properties acquired in the merger is approximately $34.7 million. This includes development properties in the town of Port Gamble, Washington, development projects in Gig Harbor, Kingston, and Bremerton, Washington and various other assets. See Note 2 - Merger with Pope Resources for additional information.

17.    INVENTORY
As of June 30, 2021 and December 31, 2020, our inventory consisted entirely of finished goods, as follows:

	June 30, 2021	December 31, 2020
Finished goods inventory
Real estate inventory (a)	$24,712	$6,756
Log inventory	5,077	3,838
Total inventory	$29,789	$10,594

(a)Represents the cost of HBU real estate (including capitalized development investments) under contract to be sold. See Note 16 — Higher And Better Use Timberlands and Real Estate Development Investments for additional information.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

18.    OTHER OPERATING INCOME (EXPENSE), NET
Other operating income (expense), net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Gain (loss) on foreign currency remeasurement, net of cash flow hedges	$1,922	($2,720)	$4,351	($1,287)
Gain on sale or disposal of property and equipment	3	4	93	7
Log trading marketing fees	—	3	6	50
Costs related to the merger with Pope Resources (a)	—	(13,498)	—	(15,985)
Equity income (loss) related to Bainbridge Landing LLC joint venture (b)	186	(59)	206	(59)
Miscellaneous expense, net	(155)	(213)	(252)	(320)
Total	$1,956	($16,483)	$4,404	($17,594)

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
We are not required to make mandatory 2021 pension contributions due to our plan’s improved funding status and have made no pension contribution payments during the three and six months ended June 30, 2021.
The net pension and postretirement benefit (credits) costs that have been recorded are shown in the following table:

Components of Net Periodic Benefit (Credit) Cost	Income Statement Location	Pension		Postretirement
		Three Months Ended June 30,		Three Months Ended June 30,
		2021	2020	2021	2020
Service cost	Selling and general expenses	—	—	$2	$2
Interest cost	Interest and other miscellaneous (expense) income, net	557	677	11	13
Expected return on plan assets (a)	Interest and other miscellaneous (expense) income, net	(936)	(876)	—	—
Amortization of losses	Interest and other miscellaneous (expense) income, net	288	215	5	2
Net periodic benefit (credit) cost		($91)	$16	$18	$17

Components of Net Periodic Benefit (Credit) Cost	Income Statement Location	Pension		Postretirement
		Six Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Service cost	Selling and general expenses	—	—	$4	$3
Interest cost	Interest and other miscellaneous (expense) income, net	1,114	1,353	23	26
Expected return on plan assets (a)	Interest and other miscellaneous (expense) income, net	(1,873)	(1,752)	—	—
Amortization of losses	Interest and other miscellaneous (expense) income, net	577	431	10	4
Net periodic benefit (credit) cost		($182)	$32	$37	$33

(a)The weighted-average expected long-term rate of return on plan assets used in computing 2021 net periodic benefit cost for pension benefits is 5.7%.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

20.    INCOME TAXES

Rayonier is a REIT under the Internal Revenue Code and therefore generally does not pay U.S. federal or state income tax. As of June 30, 2021, Rayonier owns a 97.1% interest in the Operating Partnership and conducts substantially all of its timberland operations through the Operating Partnership. The taxable income or loss generated by the Operating Partnership is passed through and reported to its unit holders (including the Company) on a Schedule K-1 for inclusion in each unitholder’s income tax return. Certain operations, including log trading and certain real estate activities, such as the entitlement, development and sale of HBU properties, are conducted through our TRS. The TRS subsidiaries are subject to United States federal and state corporate income tax. The New Zealand timber operations are conducted by the New Zealand subsidiary, which is subject to corporate-level tax at 28% in New Zealand and is treated as a partnership for U.S. income tax purposes.
PROVISION FOR INCOME TAXES
The Company’s tax expense is principally related to corporate-level tax in New Zealand and non-resident withholding tax on repatriation of earnings from New Zealand. The following table contains the income tax expense recognized on the Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income tax expense	($6,880)	($2,990)	($10,302)	($6,696)
ANNUAL EFFECTIVE TAX RATE
The Company’s effective tax rate after discrete items is below the 21.0% U.S. statutory rate due to tax benefits associated with being a REIT. The following table contains the Company’s annualized effective tax rate after discrete items:

	Six Months Ended June 30,
	2021	2020
Annualized effective tax rate after discrete items	11.0%	19.8%

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

21.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in AOCI by component for the six months ended June 30, 2021 and the year ended December 31, 2020. All amounts are presented net of tax and exclude portions attributable to noncontrolling interests.

	Foreign currency translation (loss) gains	Net investment hedges of New Zealand subsidiary	Cash flow hedges		Employee benefit plans		Total Rayonier, L.P.	Allocation to Operating Partnership	Total Rayonier Inc.
Balance as of December 31, 2019	($226)	$1,321	($8,910)		($23,387)		($31,202)	—	($31,202)
Other comprehensive income (loss) before reclassifications	22,928	—	(71,644)		(1,794)		(50,510)	—	(50,510)
Amounts reclassified from accumulated other comprehensive loss	—	—	9,498		869	(b)	10,367	(2,540)	7,827
Net other comprehensive income (loss)	22,928	—	(62,146)		(925)		(40,143)	(2,540)	(42,683)
Balance as of December 31, 2020	$22,702	$1,321	($71,056)		($24,312)		($71,345)	($2,540)	($73,885)
Other comprehensive (loss) income before reclassifications	(10,627)	—	40,841	(a)	—		30,214	—	30,214
Amounts reclassified from accumulated other comprehensive loss	—	—	10,955		587	(b)	11,542	(1,278)	10,264
Net other comprehensive (loss) income	(10,627)	—	51,796		587		41,756	(1,278)	40,478
Balance as of June 30, 2021	$12,075	$1,321	($19,260)		($23,725)		($29,589)	($3,818)	($33,407)

(a)Includes $45.0 million of other comprehensive income related to interest rate swaps and forward-starting interest rate swaps. See Note 10 — Derivative Financial Instruments and Hedging Activities for additional information.
(b)This component of other comprehensive (loss) income is included in the computation of net periodic pension and post-retirement costs. See Note 19 — Employee Benefit Plans for additional information.
The following table presents details of the amounts reclassified in their entirety from AOCI to net income for the six months ended June 30, 2021 and June 30, 2020:

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the income statement
	June 30, 2021	June 30, 2020
Realized loss (gain) on foreign currency exchange contracts	$1,725	($1,892)	Other operating expense, net
Realized loss on foreign currency option contracts	827	8	Other operating expense, net
Noncontrolling interests	(587)	434	Comprehensive (loss) income attributable to noncontrolling interests
Realized loss on interest rate contracts	9,541	3,168	Interest expense
Income tax effect from net (loss) gain on foreign currency contracts	(551)	406	Income tax expense
Net loss from accumulated other comprehensive income	$10,955	$2,124

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

22.    RESTRICTED CASH
Restricted cash includes cash balances held in escrow as collateral for certain contractual obligations related to our Richmond Hill development project as well as cash held in escrow for real estate sales. As of June 30, 2021 and December 31, 2020, we had $0.7 million and $3.0 million, respectively, of restricted cash held in escrow. In addition, in order to qualify for like-kind exchange (“LKE”) treatment, the proceeds from real estate sales must be deposited with a third-party intermediary. These proceeds are accounted for as restricted cash until a suitable replacement property is acquired. In the event LKE purchases are not completed, the proceeds are returned to us after 180 days and reclassified as available cash. As of June 30, 2021 and December 31, 2020, we had no proceeds from real estate sales classified as restricted cash which were deposited with an LKE intermediary.
The following table contains the amounts of restricted cash recorded in the Consolidated Balance Sheets and Consolidated Statements of Cash Flows for the six months ended June 30, 2021:

June 30, 2021
Restricted cash held in escrow	$702
Total restricted cash shown in the Consolidated Balance Sheets	702
Cash and cash equivalents	314,308
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$315,010

23.    ASSETS HELD FOR SALE
Assets held for sale is composed of properties under contract and expected to be sold within 12 months that also meet the other relevant held-for sale criteria in accordance with ASC 360-10-45-9. As of June 30, 2021 and December 31, 2020, the basis in properties meeting this classification was $111.3 million and $3.4 million, respectively. Since the basis in these properties was less than the fair value, including costs to sell, no impairment was recognized. Included in assets held for sale as of June 30, 2021 are $104.3 million of timber and timberland assets owned by ORM Timber Fund II, Inc., of which we maintain a 20% ownership interest.

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
A summary of the charges for integration and restructuring related to the merger with Pope Resources is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Termination benefits	—	$581	—	$581
Acceleration of share-based compensation related to qualifying terminations	—	232	—	232
Professional services	—	10,967	—	13,314
Other integration and restructuring costs	—	1,718	—	1,858
Total integration and restructuring charges related to the merger with Pope Resources	—	$13,498	—	$15,985

During the three and six months ended June 30, 2020, we incurred a total of $0.6 million in severance benefits related to restructuring associated with the Pope Resources merger. As of December 31, 2020, there was $0.1 million of accrued severance recorded within “Accrued Payroll and Benefits” in our Consolidated Balance Sheets. As of June 30, 2021, all severance associated with the merger with Pope Resources has been paid.

25.    RELATED PARTY
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
The following table demonstrates the impact, gross of tax, of our related party transactions on the Consolidated Statements of Income and Comprehensive Income for the three and six months ended:

		Three Months Ended June 30,		Six Months Ended June 30,
Related Party Transaction	Location on Statement of Income and Comprehensive Income	2021	2020	2021	2020
Mattamy Contract	Sales	$1,446	—	$1,488	—

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
FORWARD-LOOKING STATEMENTS
Certain statements in this document regarding anticipated financial outcomes, including our earnings guidance, if any, business and market conditions, outlook, expected dividend rate, our business strategies, including the potential effects of the ongoing global novel coronavirus (“COVID-19”) pandemic, the recent acquisition of Pope Resources, expected harvest schedules, timberland acquisitions and dispositions, the anticipated benefits of our business strategies, and other similar statements relating to our future events, developments, or financial or operational performance or results, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate,” “believe,” “intend,” “project,” “anticipate” and other similar language. However, the absence of these or similar words or expressions does not mean that a statement is not forward-looking. While management believes that these forward-looking statements are reasonable when made, forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. The risk factors contained in Item 1A — Risk Factors in our 2020 Form 10-K and similar discussions included in other reports that we subsequently file with the SEC, among others, could cause actual results or events to differ materially from our historical experience and those expressed in forward-looking statements made in this document.
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

OUR COMPANY
    We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive softwood timber growing regions in the United States and New Zealand. We invest in timberlands and actively manage them to provide current income and attractive long-term returns to our shareholders. We conduct our business through an umbrella partnership real estate investment trust (“UPREIT”) structure in which our assets are owned by our Operating Partnership and its subsidiaries. Rayonier manages the Operating Partnership as its sole general partner. Our revenues, operating income and cash flows are primarily derived from the following core business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Timber Funds, Real Estate, and Trading. As of June 30, 2021, we owned or leased under long-term agreements approximately 2.7 million acres of timberlands located in the U.S. South (1.74 million acres), U.S. Pacific Northwest (499,000 acres) and New Zealand (419,000 gross acres or 296,000 net plantable acres). We also act as the managing member in a private equity timber fund business with three funds comprising approximately 141,000 acres. On a “look-through basis,” our ownership in the timber fund business equates to approximately 17,000 acres.
On July 21, 2021, we sold the rights to manage two timber funds (Fund III and Fund IV) as well as our co-investment stake in both funds. We have also commenced a process to liquidate Fund II assets. See Note 1 - Basis of Presentation for additional information.
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
As the current COVID-19 pandemic continues to evolve, the expected duration and the extent of economic disruption it may ultimately cause remain uncertain. Local, state and national governments continue to evaluate policies and restrictions in order to mitigate the spread of COVID-19. Government-mandated shutdowns or shelter-in-place orders in markets in which we operate could negatively impact our results. Further, prolonged periods of lower overall business activity as a result of COVID-19 could cause significant damage to the underlying economy, which would likely impact U.S. timber markets.

    We are also subject to the risk of price fluctuations in certain of our cost components, primarily logging and transportation (cut and haul), ocean freight and demurrage costs. Other major components of our cost of sales are the cost basis of timber sold (depletion) and the cost basis of real estate sold. Depletion includes the amortization of capitalized site preparation, planting and fertilization, real estate taxes, timberland lease payments and certain payroll costs. The cost basis of real estate sold includes the cost basis in land and costs directly associated with the development and construction of identified real estate projects, such as infrastructure, roadways, utilities, amenities and/or other improvements. Other costs include amortization of capitalized costs related to road and bridge construction and software, depreciation of fixed assets and equipment, road maintenance, severance and excise taxes, fire prevention and real estate commissions and closing costs.
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

DISCUSSION OF TIMBER INVENTORY AND SUSTAINABLE YIELD
    See Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield in our 2020 Form 10-K.
OUR TIMBERLANDS
    Our timber operations are comprised of our core timberland holdings, which are disaggregated into three geographically distinct reporting segments: Southern Timber, Pacific Northwest Timber and New Zealand Timber in addition to our timber fund holdings, which represents our ownership in Timber Funds II, III and IV. The following tables provide a breakdown of our timberland holdings as of June 30, 2021 and December 31, 2020:

Core Timberland Holdings
(acres in 000s)	As of June 30, 2021			As of December 31, 2020
	Owned	Leased	Total	Owned	Leased	Total
Southern
Alabama	223	14	237	223	14	237
Arkansas	—	6	6	—	6	6
Florida	349	56	405	327	61	388
Georgia	604	64	668	602	71	673
Louisiana	140	—	140	140	—	140
Oklahoma	92	—	92	92	—	92
South Carolina	16	—	16	16	—	16
Texas	179	—	179	181	—	181
	1,603	140	1,743	1,581	152	1,733

Pacific Northwest
Oregon	61	—	61	61	—	61
Washington	434	4	438	442	4	446
	495	4	499	503	4	507

New Zealand (a)	187	232	419	185	232	417
Total	2,285	376	2,661	2,269	388	2,657

(a)Represents legal acres owned and leased by the New Zealand subsidiary, in which we own a 77% interest. As of June 30, 2021, legal acres in New Zealand consisted of 296,000 plantable acres and 123,000 non-productive acres.

Timber Fund Holdings (a)
(acres in 000s)	As of June 30, 2021		As of December 31, 2020
	Total	Look-through	Total	Look-through
Timber Funds
Oregon	51	7	51	7
Washington	71	9	71	9
California	19	1	19	1
Total	141	17	141	17

(a)On July 21, 2021, we sold the rights to manage Fund III and Fund IV, as well as our ownership interests in both funds for an aggregate purchase price prior to closing costs of approximately $35.9 million. See Note 1 - Basis of Presentation for additional information on the subsequent event.

Total Timberland under Management
(acres in 000s)	As of June 30, 2021	As of December 31, 2020
	Total	Total
Southern	1,743	1,733
Pacific Northwest	499	507
New Zealand	419	417
Timber Funds (a)	141	141
Total	2,802	2,798

(a)On July 21, 2021, we sold the rights to manage Fund III and Fund IV, as well as our ownership interests in both funds for an aggregate purchase price prior to closing costs of approximately $35.9 million. See Note 1 - Basis of Presentation for additional information on the subsequent event.

The following tables detail activity for owned and leased acres in our core timberland holdings by state from December 31, 2020 to June 30, 2021:

(acres in 000s)	Acres Owned
	December 31, 2020	Acquisitions	Sales	Other	June 30, 2021
Southern
Alabama	223	—	—	—	223
Florida	327	23	(1)	—	349
Georgia	602	9	(7)	—	604
Louisiana	140	—	—	—	140
Oklahoma	92	—	—	—	92
South Carolina	16	—	—	—	16
Texas	181	—	(2)	—	179
	1,581	32	(10)	—	1,603

Pacific Northwest
Oregon	61	—	—	—	61
Washington	442	—	(8)	—	434
	503	—	(8)	—	495

New Zealand (a)	185	2	—	—	187
Total	2,269	34	(18)	—	2,285

(a)Represents legal acres owned by the New Zealand subsidiary, in which we have a 77% interest.

(acres in 000s)	Acres Leased
	December 31, 2020	New Leases	Sold/Expired Leases (a)	Other (b)	June 30, 2021
Southern
Alabama	14	—	—	—	14
Arkansas	6	—	—	—	6
Florida	61	—	(3)	(2)	56
Georgia	71	—	(1)	(6)	64
	152	—	(4)	(8)	140

Pacific Northwest
Washington (c)	4	—	—	—	4

New Zealand (d)	232	—	—	—	232
Total	388	—	(4)	(8)	376

(a)Includes acres previously under lease that have been harvested and activity for the relinquishment of leased acres.
(b)Includes acres previously under lease that we have acquired as fee ownership.
(c)Primarily timber reservations acquired in the merger with Pope Resources.
(d)Represents legal acres leased by the New Zealand subsidiary, in which we have a 77% interest.

The following table details activity in our timber fund holdings by state from December 31, 2020 to June 30, 2021:

(acres in 000s)	Acres Owned
	December 31, 2020	Acquisitions	Sales	Other	June 30, 2021
Fund II
Oregon	18	—	—	—	18
Washington	13	—	—	—	13
Total Fund II	31	—	—	—	31
Look-through share of Fund II	6	—	—	—	6

Fund III (a)
Oregon	13	—	—	—	13
Washington	25	—	—	—	25
California	19	—	—	—	19
Total Fund III	57	—	—	—	57
Look-through share of Fund III	3	—	—	—	3

Fund IV (a)
Oregon	20	—	—	—	20
Washington	33	—	—	—	33
Total Fund IV	53	—	—	—	53
Look-through share of Fund IV	8	—	—	—	8

Total Timber Funds	141	—	—	—	141
Look-through share of Funds	17	—	—	—	17

(a)On July 21, 2021, we sold the rights to manage Fund III and Fund IV, as well as our ownership interests in both funds for an aggregate purchase price prior to closing costs of approximately $35.9 million. See Note 1 - Basis of Presentation for additional information on the subsequent event.

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS
The following table provides key financial information by segment and on a consolidated basis:

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Information (in millions)	2021	2020	2021	2020
Sales
Southern Timber	$49.3	$46.8	$101.0	$99.7
Pacific Northwest Timber	35.3	26.2	76.8	57.2
New Zealand Timber	80.6	41.8	138.1	79.3
Timber Funds	18.6	7.5	33.6	7.5
Real Estate
Improved Development	19.3	6.4	19.6	6.4
Unimproved Development	—	8.4	—	8.4
Rural	20.3	27.2	30.1	29.6
Timberland & Non-Strategic	—	9.6	—	9.6
Conservation Easement	3.9	—	3.9	—
Deferred Revenue/Other (a)	(5.0)	(1.7)	(4.5)	(1.5)
Large Dispositions	36.0	—	36.0	116.0
Total Real Estate	74.5	50.0	85.0	168.6
Trading	34.5	24.3	51.2	43.3
Intersegment Eliminations	(1.4)	(1.0)	(2.8)	(0.9)
Total Sales	$291.4	$195.6	$482.9	$454.8

Operating Income (Loss)
Southern Timber	$17.0	$11.2	$34.3	$26.3
Pacific Northwest Timber	1.9	(6.7)	3.2	(7.6)
New Zealand Timber	20.7	5.0	34.7	10.4
Timber Funds	2.0	(1.9)	3.5	(1.9)
Real Estate (a)(b)	50.5	24.8	52.2	51.6
Trading	0.4	0.1	0.7	0.1
Corporate and Other	(8.0)	(20.9)	(15.6)	(28.6)
Operating Income	84.4	11.7	112.9	50.2
Interest expense, interest income and other	(14.1)	(8.3)	(24.1)	(16.6)
Income tax expense	(6.9)	(2.9)	(10.3)	(6.7)
Net Income	63.4	0.5	78.5	26.9
Less: Net (income) loss attributable to noncontrolling interests in consolidated affiliates	(4.5)	1.4	(8.3)	0.9
Net Income Attributable to Rayonier, L.P.	$58.9	$1.9	$70.2	$27.8
Less: Net income attributable to noncontrolling interests in the Operating Partnership	(1.7)	(0.2)	(2.1)	(0.2)
Net Income Attributable to Rayonier Inc.	$57.2	$1.7	$68.1	$27.6

Adjusted EBITDA (c)
Southern Timber	$30.6	$26.4	$62.3	$59.7
Pacific Northwest Timber	13.9	3.9	31.5	13.7
New Zealand Timber	27.7	9.9	48.9	20.1
Timber Funds	1.4	0.7	2.3	0.7
Real Estate	29.1	44.6	34.1	43.5
Trading	0.4	0.1	0.7	0.1
Corporate and Other	(7.7)	(7.0)	(15.1)	(12.0)
Total Adjusted EBITDA	$95.3	$78.6	$164.7	$125.7

(a)Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.
(b)The three and six months ended June 30, 2021 includes $30.3 million from a Large Disposition. The six months ended June 30, 2020 includes $28.7 million from a Large Disposition.
(c)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended June 30,		Six Months Ended June 30,
Southern Timber Overview	2021	2020	2021	2020
Sales Volume (in thousands of tons)
Pine Pulpwood	889	1,003	1,732	2,136
Pine Sawtimber	516	497	1,154	1,177
Total Pine Volume	1,405	1,500	2,886	3,313
Hardwood	63	35	95	65
Total Volume	1,468	1,535	2,980	3,379

Percentage Delivered Sales	39%	41%	38%	36%
Percentage Stumpage Sales	61%	59%	62%	64%

Net Stumpage Pricing (dollars per ton)
Pine Pulpwood	$18.22	$15.94	$17.69	$16.00
Pine Sawtimber	27.96	25.48	27.69	26.16
Weighted Average Pine	$21.80	$19.11	$21.69	$19.61
Hardwood	17.49	10.80	15.20	11.68
Weighted Average Total	$21.61	$18.91	$21.48	$19.45

Summary Financial Data (in millions of dollars)
Timber Sales	$43.7	$41.6	$87.9	$89.0
Less: Cut, Haul & Freight	(12.0)	(12.5)	(23.9)	(23.3)
Net Stumpage Sales	$31.7	$29.0	$64.0	$65.7

Non-Timber Sales	5.6	5.2	13.1	10.7
Total Sales	$49.3	$46.8	$101.0	$99.7

Operating Income	$17.0	$11.2	$34.3	$26.3
(+) Depreciation, depletion and amortization	13.6	15.2	27.9	33.4
Adjusted EBITDA (a)	$30.6	$26.4	$62.3	$59.7

Other Data
Period-End Acres (in thousands)	1,743	1,763	1,743	1,763

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended June 30,		Six Months Ended June 30,
Pacific Northwest Timber Overview	2021	2020	2021	2020
Sales Volume (in thousands of tons)
Pulpwood	70	86	150	168
Sawtimber	330	299	786	693
Total Volume	400	385	936	861

Sales Volume (converted to MBF)
Pulpwood	6,569	8,152	14,128	15,941
Sawtimber	43,011	39,847	100,916	90,253
Total Volume	49,580	47,999	115,044	106,193

Percentage Delivered Sales	96%	98%	86%	87%
Percentage Sawtimber Sales	82%	78%	84%	81%

Delivered Log Pricing (in dollars per ton)
Pulpwood	$29.02	$36.92	$29.18	$37.47
Sawtimber	97.80	75.39	94.20	75.40
Weighted Average Log Price	$85.47	$66.74	$83.56	$67.51

Summary Financial Data (in millions of dollars)
Timber Sales	$33.8	$25.5	$74.1	$56.0
Less: Cut and Haul	(14.5)	(14.5)	(30.4)	(28.6)
Net Stumpage Sales	$19.3	$11.0	$43.7	$27.4

Non-Timber Sales	1.5	0.7	2.8	1.2
Total Sales	$35.3	$26.2	$76.8	$57.2

Operating Income (Loss)	$1.9	($6.7)	$3.2	($7.6)
(+) Depreciation, depletion and amortization	12.0	10.6	28.3	21.3
Adjusted EBITDA (a)	$13.9	$3.9	$31.5	$13.7

Other Data
Period-End Acres (in thousands)	499	507	499	507
Sawtimber (in dollars per MBF)	$750	$579	$740	$594
Estimated Percentage of Export Volume	19%	20%	15%	11%

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended June 30,		Six Months Ended June 30,
New Zealand Timber Overview	2021	2020	2021	2020
Sales Volume (in thousands of tons)
Domestic Pulpwood (Delivered)	104	106	210	207
Domestic Sawtimber (Delivered)	174	130	333	277
Export Pulpwood (Delivered)	56	27	103	44
Export Sawtimber (Delivered)	359	266	646	482
Total Volume	692	529	1,291	1,010

Delivered Log Pricing (in dollars per ton)
Domestic Pulpwood	$43.31	$32.10	$41.72	$32.95
Domestic Sawtimber	85.09	66.95	83.11	68.55
Export Sawtimber	148.28	98.75	136.45	97.00
Weighted Average Log Price	$115.92	$76.92	$106.54	$75.60

Summary Financial Data (in millions of dollars)
Timber Sales	$80.3	$40.7	$137.6	$76.4
Less: Cut and Haul	(25.1)	(15.6)	(46.1)	(30.8)
Less: Port and Freight Costs	(23.1)	(8.4)	(35.1)	(16.5)
Net Stumpage Sales	$32.1	$16.7	$56.4	$29.1

Non-Timber Sales / Carbon Credits	0.3	1.0	0.6	2.9
Total Sales	$80.6	$41.8	$138.1	$79.3

Operating Income	$20.7	$5.0	$34.7	$10.4
(+) Depreciation, depletion and amortization	7.0	4.9	14.2	9.7
Adjusted EBITDA (a)	$27.7	$9.9	$48.9	$20.1

Other Data
New Zealand Dollar to U.S. Dollar Exchange Rate (b)	0.7164	0.6157	0.7189	0.6338
Net Plantable Period-End Acres (in thousands)	296	296	296	296
Export Sawtimber (in dollars per JAS m3)	$172.41	$114.82	$158.65	$112.79
Domestic Sawtimber (in $NZD per tonne)	$130.65	$119.60	$127.18	$118.96

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.
(b)Represents the period-average rate.

	Three Months Ended June 30,		Six Months Ended June 30,
Timber Funds Overview	2021	2020	2021	2020
Sales Volume (in thousands of tons)
Pulpwood	14	10	23	10
Sawtimber	161	80	297	80
Total Volume	175	90	319	90

Summary Financial Data (in millions of dollars)
Timber Sales	$16.8	$6.6	$30.4	$6.6
Less: Cut and Haul	(7.5)	(2.9)	(12.9)	(2.9)
Net Stumpage Sales	$9.3	$3.7	$17.5	$3.7

Non-Timber Sales	0.4	—	0.4	—
Timberland Management Fees	1.4	0.9	2.8	0.9
Total Sales	$18.6	$7.5	$33.6	$7.5

Operating Income (Loss)	$2.0	($1.9)	$3.5	($1.9)
Operating (income) loss attributable to NCI in Timber Funds	(1.6)	2.0	(2.7)	2.0
(+) Depreciation, depletion and amortization (“Look-through”)	1.0	0.5	1.6	0.5
Adjusted EBITDA (a)	$1.4	$0.7	$2.3	$0.7

Other Data
Period-End Acres (in thousands)	141	141	141	141
“Look-through” Period-End Acres (in thousands)	17	17	17	17

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended June 30,		Six Months Ended June 30,
Trading Overview	2021	2020	2021	2020
Sales Volume (in thousands of tons)
NZ Trading - Domestic	15	7	28	15
NZ Trading - Export	228	259	356	458
Total Volume	243	267	384	474

Summary Financial Data (in millions of dollars)
Trading Sales	$34.2	$24.3	$50.4	$42.9
Non-Timber Sales	0.4	0.1	0.8	0.4
Total Sales	$34.5	$24.3	$51.2	$43.3

Operating Income	$0.4	$0.1	$0.7	$0.1
Adjusted EBITDA (a)	$0.4	$0.1	$0.7	$0.1

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended June 30,		Six Months Ended June 30,
Real Estate Overview	2021	2020	2021	2020
Sales (in millions of dollars)
Improved Development	$19.3	$6.4	$19.6	$6.4
Unimproved Development	—	8.4	—	8.4
Rural	20.3	27.2	30.1	29.6
Timberland & Non-Strategic	—	9.6	—	9.6
Conservation Easement	3.9	—	3.9	—
Deferred Revenue/Other (a)	(5.0)	(1.7)	(4.5)	(1.5)
Large Dispositions (b)	36.0	—	36.0	116.0
Total Sales	$74.5	$50.0	$85.0	$168.6

Acres Sold
Improved Development	289.2	122.0	289.9	122.0
Unimproved Development	—	570	—	570
Rural	7,725	7,710	10,119	8,334
Timberland & Non-Strategic	—	11,907	—	11,907
Large Dispositions (b)	8,534	—	8,534	66,946
Total Acres Sold	16,548	20,310	18,943	87,879

Gross Price per Acre (dollars per acre)
Improved Development	$66,864	$52,672	$67,590	$52,672
Unimproved Development	—	14,780	—	14,780
Rural	2,627	3,532	2,971	3,555
Timberland & Non-Strategic	—	807	—	807
Large Dispositions (b)	4,218	—	4,218	1,733
Weighted Average (Total) (c)	$4,946	$2,545	$4,770	$2,584
Weighted Average (Adjusted) (d)	$2,627	$2,242	$2,971	$2,290

Sales (Excluding Large Dispositions)	$38.5	$50.0	$49.0	$52.5

Operating Income	$50.5	$24.8	$52.2	$51.6
(+) Depreciation, depletion and amortization	3.7	6.7	5.3	7.1
(+) Non-cash cost of land and improved development	5.2	13.0	7.0	13.4
(–) Large Dispositions (b)	(30.3)	—	(30.3)	(28.7)
Adjusted EBITDA (e)	$29.1	$44.6	$34.1	$43.5

(a)Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.
(b)Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have a demonstrable premium relative to timberland value. In June 2021, we completed the disposition of approximately 9,000 acres located in Washington for a sales price and a gain of approximately $36.0 million and $30.3 million, respectively. In March 2020, we completed the disposition of approximately 67,000 acres located in Mississippi for a sales price and gain of approximately $116.0 million and $28.7 million, respectively.
(c)Excludes Large Dispositions.
(d)Excludes Improved Development and Large Dispositions.
(e)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended June 30,		Six Months Ended June 30,
Capital Expenditures By Segment (in millions of dollars)	2021	2020	2021	2020
Timber Capital Expenditures
Southern Timber
Reforestation, silviculture and other capital expenditures	$4.3	$2.6	$7.6	$9.7
Property taxes	1.8	1.7	3.3	3.4
Lease payments	0.2	0.2	1.0	1.3
Allocated overhead	1.0	1.0	2.2	2.2
Subtotal Southern Timber	$7.2	$5.5	$14.0	$16.7
Pacific Northwest Timber
Reforestation, silviculture and other capital expenditures	1.7	0.9	4.4	3.3
Property taxes	0.3	0.2	0.5	0.4
Allocated overhead	1.2	1.0	2.3	1.8
Subtotal Pacific Northwest Timber	$3.1	$2.2	$7.3	$5.5
New Zealand Timber
Reforestation, silviculture and other capital expenditures	3.1	2.0	5.0	3.5
Property taxes	0.2	0.1	0.4	0.3
Lease payments	0.7	0.9	1.2	1.3
Allocated overhead	0.8	0.6	1.5	1.3
Subtotal New Zealand Timber	$4.7	$3.7	$8.1	$6.3
Total Timber Segments Capital Expenditures	$15.1	$11.4	$29.3	$28.5
Timber Funds (“Look-through”) (a)	0.2	0.1	0.4	0.1
Real Estate	—	0.1	0.1	0.2
Total Capital Expenditures	$15.2	$11.6	$29.7	$28.8

Timberland Acquisitions
Southern Timber	$11.0	$0.1	$41.0	$24.2
Pacific Northwest Timber	—	—	—	—
New Zealand Timber	10.9	—	10.9	—
Timberland Acquisitions	$21.9	$0.1	$51.9	$24.2

Real Estate Development Investments (b)	$3.3	$1.9	$6.3	$3.6

(a)The three and six months ended June 30, 2021 exclude $1.2 million and $2.5 million, respectively, of capital expenditures attributable to noncontrolling interests in Timber Funds, and the three and six months ended June 30, 2020 exclude $0.6 million of capital expenditures attributable to noncontrolling interests in Timber Funds.
(b)Represents investments in master infrastructure or entitlements in our real estate development projects. Real Estate Development Investments are amortized as the underlying properties are sold and included in Non-Cash Cost of Land and Improved Development.

    The following tables summarize sales, operating income (loss) and Adjusted EBITDA variances for June 30, 2021 versus June 30, 2020 (millions of dollars):

Sales	Southern Timber		Pacific Northwest Timber		New Zealand Timber		Timber Funds		Real Estate		Trading	Intersegment Eliminations		Total
Three Months Ended June 30, 2020	$46.8		$26.2		$41.8		$7.5		$50.0		$24.3	($1.0)		$195.6
Volume	(1.3)		0.4		13.1		0.5		(30.6)		(2.1)	—		(20.0)
Price	4.0		7.9		11.7		0.4		18.6		12.0	—		54.6
Non-timber sales	0.4		0.8		(0.9)		—		—		0.3	—		0.6
Foreign exchange (a)	—		—		2.2		—		—		—	—		2.2
Other	(0.6)	(b)	—	(b)	12.7	(c)	10.2	(d)	36.5	(e)	—	(0.4)	(f)	58.4
Three Months Ended June 30, 2021	$49.3		$35.3		$80.6		$18.6		$74.5		$34.5	($1.4)		$291.4

(a)    Net of currency hedging impact.
(b)    Includes variance due to stumpage versus delivered sales.
(c)    Includes variance due to domestic versus export sales.
(d)    Timber Funds includes an increase in sales attributable to noncontrolling interest of $8.9 million, sales related to timberland investment management fees paid to us by the timber funds, and a variance due to stumpage versus delivered sales.
(e)    Includes $36.0 million of sales from a Large Disposition in Q2 2021 in addition to Conservation Easement sales, as well as marketing fees related to Improved Development sales and residential and commercial lease revenue, partially offset by deferred revenue adjustments.
(f)    Includes a $0.5 million increase in Intersegment eliminations related to timberland management fees paid to us by the timber funds and reported as sales within the Timber Funds segment.

Sales	Southern Timber		Pacific Northwest Timber		New Zealand Timber		Timber Funds		Real Estate		Trading	Intersegment Eliminations		Total
Six Months Ended June 30, 2020	$99.7		$57.2		$79.3		$7.5		$168.6		$43.3	($0.9)		$454.8
Volume	(7.7)		2.4		22.2		1.2		(26.5)		(8.1)	—		(16.5)
Price	6.0		13.9		21.1		0.7		21.9		15.6	—		79.2
Non-timber sales	2.3		1.6		(2.8)		—		—		0.4	—		1.5
Foreign exchange (a)	—		—		3.9		—		—		—	—		3.9
Other	0.7	(b)	1.7	(b)	14.4	(c)	24.2	(d)	(79.0)	(e)	—	(1.9)	(f)	(40.0)
Six Months Ended June 30, 2021	$101.0		$76.8		$138.1		$33.6		$85.0		$51.2	($2.8)		$482.9

(a)    Net of currency hedging impact.
(b)    Includes variance due to stumpage versus delivered sales.
(c)    Includes variance due to domestic versus export sales.
(d)    Timber Funds includes an increase in sales attributable to noncontrolling interest of $20.9 million, sales related to timberland investment management fees paid to us by the timber funds, and a variance due to stumpage versus delivered sales.
(e)    Includes $116.0 million of sales from a Large Disposition in Q1 2020 as well as deferred revenue adjustments, partially offset by $36.0 million of sales from a Large Disposition in Q2 2021 in addition to Conservation Easement sales, as well as marketing fees related to Improved Development sales and as residential and commercial lease revenue.
(f)    Includes a $1.9 million increase in Intersegment eliminations related to timberland management fees paid to us by the timber funds and reported as sales within the Timber Funds segment.

Operating Income (Loss)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Corporate and Other	Total
Three Months Ended June 30, 2020	$11.2	($6.7)	$5.0	($1.9)	$24.8	$0.1	($20.9)	$11.7
Volume	(0.6)	—	3.1	(0.1)	(17.8)	—	—	(15.4)
Price	4.0	7.9	11.7	0.4	18.6	—	—	42.6
Cost	1.0	0.9	(0.7)	(0.7)	(4.1)	0.3	(0.6)	(3.9)
Non-timber income	0.4	0.8	(0.9)	—	—	—	—	0.3
Foreign exchange (a)	—	—	2.1	—	—	—	—	2.1
Depreciation, depletion & amortization	1.0	(1.0)	0.4	0.2	(1.0)	—	—	(0.4)
Non-cash cost of land and improved development	—	—	—	—	(2.2)	—	—	(2.2)
Other (b)	—	—	—	4.1	32.2	—	13.5	49.8
Three Months Ended June 30, 2021	$17.0	$1.9	$20.7	$2.0	$50.5	$0.4	($8.0)	$84.4

(a)    Net of currency hedging impact.
(b)    Timber Funds includes an increase in operating income attributable to noncontrolling interest of $3.6 million and timberland investment management fees paid to us by the timber fund. Real Estate includes $30.3 million of operating income from Large Dispositions in addition to Conservation Easement sales, residential and commercial lease income and marketing fees related to Improved Development sales, partially offset by deferred revenue adjustments. Corporate and Other includes $13.5 million in costs related to the merger with Pope Resources in Q2 2020.

Operating Income (Loss)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Corporate and Other	Total
Six Months Ended June 30, 2020	$26.3	($7.6)	$10.4	($1.9)	$51.6	$0.1	($28.6)	$50.2
Volume	(3.8)	—	4.9	(0.2)	(15.6)	—	—	(14.7)
Price	6.0	13.9	21.1	0.7	21.9	—	—	63.6
Cost	1.6	0.5	(0.5)	(2.0)	(5.6)	0.9	(2.9)	(8.0)
Non-timber income	2.6	1.6	(2.7)	—	—	(0.3)	—	1.2
Foreign exchange (a)	—	—	1.9	—	—	—	—	1.9
Depreciation, depletion & amortization	1.6	(5.2)	(0.4)	0.3	(1.7)	—	(0.1)	(5.5)
Non-cash cost of land and improved development	—	—	—	—	(2.2)	—	—	(2.2)
Other (b)	—	—	—	6.6	3.8	—	16.0	26.4
Six Months Ended June 30, 2021	$34.3	$3.2	$34.7	$3.5	$52.2	$0.7	($15.6)	$112.9

(a)    Net of currency hedging impact.
(b)    Timber Funds includes an increase in operating income attributable to noncontrolling interest of $4.7 million and timberland investment management fees paid to us by the timber fund. Real Estate includes $30.3 million of operating income from a Large Disposition in Q2 2021 in addition to Conservation Easement sales, residential and commercial lease income and marketing fees related to Improved Development sales, partially offset by $28.7 million of operating income from a Large Disposition in Q1 2020 and deferred revenue adjustments. Corporate and Other includes $16.0 million in costs related to the merger with Pope Resources in 2020.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Corporate and Other	Total
Three Months Ended June 30, 2020	$26.4	$3.9	$9.9	$0.7	$44.6	$0.1	($7.0)	$78.6
Volume	(1.2)	0.4	4.7	0.5	(30.6)	—	—	(26.2)
Price	4.0	7.9	11.7	0.4	18.6	—	—	42.6
Cost	1.0	0.9	(0.7)	(0.7)	(4.1)	0.3	(0.7)	(4.0)
Non-timber income	0.4	0.8	(0.9)	—	—	—	—	0.3
Foreign exchange (b)	—	—	3.0	—	—	—	—	3.0
Other (c)	—	—	—	0.5	0.6	—	—	1.0
Three Months Ended June 30, 2021	$30.6	$13.9	$27.7	$1.4	$29.1	$0.4	($7.7)	$95.3

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators below.
(b)Net of currency hedging impact.
(c)Timber Funds includes timberland investment management fees paid to us by the timber fund. Real Estate includes deferred revenue adjustments and marketing fees related to Improved Development sales, as well as residential and commercial lease revenue.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Corporate and Other	Total
Six Months Ended June 30, 2020	$59.7	$13.7	$20.1	$0.7	$43.5	$0.1	($12.0)	$125.7
Volume	(7.6)	1.8	7.7	1.0	(26.5)	—	—	(23.6)
Price	6.0	13.9	21.1	0.7	21.9	—	—	63.6
Cost	1.6	0.5	(0.5)	(2.0)	(5.6)	0.9	(3.1)	(8.2)
Non-timber income	2.6	1.6	(2.7)	—	—	(0.3)	—	1.2
Foreign exchange (b)	—	—	3.2	—	—	—	—	3.2
Other (c)	—	—	—	1.9	0.8	—	—	2.7
Six Months Ended June 30, 2021	$62.3	$31.5	$48.9	$2.3	$34.1	$0.7	($15.1)	$164.7

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators below.
(b)Net of currency hedging impact.
(c)Timber Funds includes timberland investment management fees paid to us by the timber fund. Real Estate includes deferred revenue adjustments and marketing fees related to Improved Development sales, as well as residential and commercial lease revenue.
SOUTHERN TIMBER
    Second quarter sales of $49.3 million increased $2.5 million, or 5%, versus the prior year period. Harvest volumes decreased 4% to 1.47 million tons versus 1.54 million tons in the prior year period, as wet weather conditions impacted production. Average pine sawtimber stumpage prices increased 10% to $27.96 per ton versus $25.48 per ton in the prior year period, as strong domestic lumber markets and increased log export demand translated into favorable sawtimber pricing. Average pine pulpwood stumpage prices increased 14% to $18.22 per ton versus $15.94 per ton in the prior year period, driven by strong demand coupled with tighter supply due to wet weather conditions. Overall, weighted-average stumpage prices (including hardwood) increased 14% to $21.61 per ton versus $18.91 per ton in the prior year period. Operating income of $17.0 million increased $5.8 million versus the prior year period due to higher net stumpage prices ($4.0 million), lower leased land and other expenses ($1.0 million), lower depletion rates ($1.0 million) and higher non-timber income ($0.4 million), partially offset by lower volumes ($0.6 million). Second quarter Adjusted EBITDA of $30.6 million was 16%, or $4.1 million, above the prior year period.

Year-to-date sales of $101.0 million increased $1.2 million, or 1%, versus the prior year period. Harvest volumes decreased 12% to 2.98 million tons versus 3.38 million in the prior year period, due to timing of harvest operations as compared to the prior year, as well as operational disruptions attributable to wet ground conditions and winter snowstorms. Average pine sawtimber stumpage prices increased 6% to $27.69 per ton versus $26.16 per ton in the prior year period, primarily due to strong domestic lumber demand and growing demand from the export market. Average pine pulpwood stumpage prices increased 11% to $17.69 per ton versus $16.00 per ton in the prior year period, driven by strong demand coupled with tighter supply due to wet weather conditions. Overall, weighted-average stumpage prices (including hardwood) increased 10% to $21.48 per ton versus $19.45 per ton in the prior year period. Operating income of $34.3 million increased $8.0 million versus the prior year period due to higher net stumpage prices ($6.0 million), higher non-timber income ($2.6 million), lower road maintenance, lease, overhead and other expenses ($1.6 million) and lower depletion rates ($1.6 million), partially offset by lower volumes ($3.8 million).
PACIFIC NORTHWEST TIMBER
    Second quarter sales of $35.3 million increased $9.2 million, or 35%, versus the prior year period. Harvest volumes increased 4% to 400,000 tons versus 385,000 tons in the prior year period, primarily due to incremental volume from the Pope Resources acquisition, which closed midway through the prior year period. Average delivered sawtimber prices increased 30% to $97.80 per ton versus $75.39 per ton in the prior year period, as favorable domestic lumber markets coupled with increased export demand drove higher log prices. Average delivered pulpwood prices decreased 21% to $29.02 per ton versus $36.92 per ton in the prior year period, as increased lumber production resulted in an increased supply of competing sawmill residuals. Operating income of $1.9 million improved $8.6 million versus the prior year period due to higher net stumpage prices ($7.9 million), lower costs ($0.9 million) and higher non-timber income ($0.8 million), partially offset by higher depletion rates ($1.0 million). Second quarter Adjusted EBITDA of $13.9 million was 254%, or $10.0 million, above the prior year period.

    Year-to-date sales of $76.8 million increased $19.6 million, or 34%, versus the prior year period. Harvest volumes increased 9% to 936,000 tons versus 861,000 tons in the prior year period, primarily due to incremental volume from the Pope Resources acquisition. Average delivered sawtimber prices increased 25% to $94.20 per ton versus $75.40 per ton in the prior year period, as favorable domestic lumber markets coupled with increased export demand drove higher log prices. Average delivered pulpwood prices decreased 22% to $29.18 per ton versus $37.47 per ton in the prior year period, as increased lumber production resulted in an increased supply of competing sawmill residuals. Operating income of $3.2 million improved $10.9 million versus the prior year period due to higher net stumpage prices ($13.9 million), higher non-timber income ($1.6 million) and lower costs ($0.5 million), partially offset by higher depletion rates ($5.2 million).

NEW ZEALAND TIMBER
    Second quarter sales of $80.6 million increased $38.8 million, or 93%, versus the prior year period, due to higher harvest volumes and log prices. Harvest volumes increased 31% to 692,000 tons versus 529,000 tons in the prior year period, driven by strong export and domestic demand versus a prior year period that was negatively impacted by COVID-19 related headwinds. Average delivered prices for export sawtimber increased 50% to $148.28 per ton versus $98.75 per ton in the prior year period, while average delivered prices for domestic sawtimber increased 27% to $85.09 per ton versus $66.95 per ton in the prior year period. The increase in export sawtimber prices was driven primarily by stronger demand from China, as the prior year period was negatively impacted by COVID-19. Improved export pricing in the current year quarter was also due in part to the restriction on competing log imports into China from Australia. The increase in domestic sawtimber prices (in U.S. dollar terms) was driven primarily by the rise in the NZ$/US$ exchange rate (US$0.72 per NZ$1.00 versus US$0.62 per NZ$1.00). Excluding the impact of foreign exchange rates, domestic sawtimber prices improved 9% versus the prior year period, following the upward trend in the export market. Operating income of $20.7 million increased $15.7 million versus the prior year period as a result of higher net stumpage prices ($11.7 million), higher volumes ($3.1 million), favorable foreign exchange impacts ($2.1 million) and lower depletion rates ($0.4 million), partially offset by lower carbon credit sales ($0.9 million) and higher costs ($0.7 million). Second quarter Adjusted EBITDA of $27.7 million was 179%, or $17.7 million, above the prior year period.

Year-to-date sales of $138.1 million increased $58.8 million, or 74%, versus the prior year period. Harvest volumes increased 28% to 1.29 million tons versus 1.01 million tons in the prior year period, driven by strong export and domestic demand versus the prior year period that was negatively impacted by COVID-19 related headwinds. Average delivered prices for export sawtimber increased 41% to $136.45 per ton versus $97.00 per ton in the prior year period, while average delivered prices for domestic sawtimber increased 21% to $83.11 per ton versus $68.55 per ton in the prior year period. The increase in export sawtimber prices was driven primarily by strong demand from China, as the prior year period was negatively impacted by COVID-19. The increase in domestic sawtimber prices (in U.S. dollars terms) was driven primarily by the rise in the NZ$/US$ exchange rate (US$0.72 per NZ$1.00 versus US$0.63 per NZ$1.00). Excluding the impact of foreign exchange rates, domestic sawtimber prices improved 7% versus the prior year period, following the upward trend in the export market. Operating Income of $34.7 million increased $24.2 million versus the prior year period as a result of higher net stumpage prices ($21.1 million), higher volumes ($4.9 million) and favorable foreign exchange impacts ($1.9 million), partially offset by lower carbon credit sales ($2.7 million), higher costs ($0.5 million) and higher depletion rates ($0.4 million). Year-to-date Adjusted EBITDA of $48.9 million was $28.7 million above the prior year period.
TIMBER FUNDS
Second quarter sales of $18.6 million increased $11.2 million, or 148%, versus the prior year period, due to higher log prices and harvest volumes. Harvest volumes increased 94% to 175,000 tons versus 90,000 tons in the prior year period, as the prior year period reflected results for only a portion of the quarter following the closing of the Pope Resources acquisition on May 8, 2020. Operating income of $2.0 million versus operating loss of $1.9 million in the prior year period was primarily driven by higher prices. Second quarter Adjusted EBITDA of $1.4 million was $0.7 million above the prior year period.
Year-to-date sales of $33.6 million increased $26.1 million, or 346%, versus the prior year period, while harvest volumes increased 255% to 319,000 tons versus 90,000 tons in the prior year period. The prior year period reflected results for only a portion of the year following the closing of the Pope Resources acquisition on May 8, 2020, while the current year reflects full year-to-date activity. Operating income of $3.5 million versus operating loss of $1.9 million in the prior year period was primarily driven by higher prices. Year-to-date Adjusted EBITDA of $2.3 million was $1.7 million above the prior year period.
REAL ESTATE
Second quarter sales of $74.5 million increased $24.5 million versus the prior year period, while operating income of $50.5 million increased $25.7 million versus the prior year period. Second quarter sales and operating income included $36.0 million and $30.3 million, respectively, from Large Dispositions. Sales and operating income increased versus the prior year period due to a 94% increase in weighted-average prices ($4,571 per acre versus $2,545 per acre in the prior year period), partially offset by lower acres sold (16,548 acres sold versus 20,310 acres sold in the prior year period).
Improved Development sales of $19.3 million included $11.5 million from the Wildlight development project north of Jacksonville, Florida and $7.9 million from the Belfast Commerce Park development project south of Savannah, Georgia. Sales in Wildlight consisted of a 130-acre sale for $9.1 million ($70,000 per acre) to a national homebuilder for the first phase of an active-adult community, as well as 36 residential lots for $2.3 million (an average of $65,000 per lot or $350,000 per acre). Due to post-closing obligations associated with the 130-acre active-adult sale, $5.3 million of revenue was deferred and will be recognized in future periods. Sales in the Belfast Commerce Park consisted of a 153-acre parcel for $7.9 million ($51,000 per acre). This compares to prior year period Improved Development sales of $6.4 million.
There were no Unimproved Development sales in the second quarter. This compares to prior year period sales of $8.4 million, which consisted of a 570-acre sale in St. Johns County, Florida for $14,780 per acre.
Rural sales of $20.3 million consisted of 7,725 acres at an average price of $2,627 per acre. This compares to prior year period sales of $27.2 million, which consisted of 7,710 acres at an average price of $3,532 per acre.
There were no Timberland & Non-Strategic sales in the second quarter. This compares to prior year period sales of $9.6 million, which consisted of 11,907 acres at an average price of $807 per acre.
Conservation Easement sales during the quarter were $3.9 million, which reflected a single transaction covering a property in Washington that was acquired in the merger with Pope Resources. There were no Conservation Easement sales in the prior year period. Since these transactions involve the conveyance of certain land use rights rather than an outright sale of the land, they are not reflected in our average per-acre metrics for the segment.
Second quarter Adjusted EBITDA of $29.1 million was $15.5 million below the prior year period.
Year-to-date sales of $85.0 million decreased $83.5 million versus the prior year period, while operating income of $52.2 million increased $0.6 million versus the prior year period. Year-to-date sales and operating income include $36.0 million and $30.3 million, respectively, from a Large Disposition, compared with year-to-date sales and operating income of $116.0 million and $28.7 million from a Large Disposition in the prior year period. Sales decreased in the first six months primarily due to lower volumes (18,943 acres sold versus 87,879 acres sold in the prior year period), partially offset by higher weighted-average prices. Year-to-date Adjusted EBITDA of $34.1 million decreased $9.3 million versus the prior year period.

TRADING
    Second quarter sales of $34.5 million increased $10.2 million versus the prior year period primarily due to higher prices, partially offset by lower volumes. Sales volumes decreased 9% to 243,000 tons versus 267,000 tons in the prior year period. Operating income of $0.4 million increased $0.3 million versus the prior year period.
Year-to-date sales of $51.2 million increased $7.9 million versus the prior year period primarily due to higher prices, partially offset by lower volumes. Sales volumes decreased 19% to 384,000 tons versus 474,000 tons in the prior year period. Operating Income and Adjusted EBITDA of $0.7 million increased $0.6 million versus the prior year period.
OTHER ITEMS
CORPORATE AND OTHER EXPENSE / ELIMINATIONS
    Second quarter corporate and other operating expenses of $8.0 million decreased $12.8 million versus the prior year period, which included $13.5 million of costs related to the Pope Resources merger. This positive variance was partially offset by higher overhead expenses.
Year-to-date corporate and other operating expenses of $15.6 million decreased $13.0 million versus the prior year period, which included $16.0 million of costs related to the Pope Resources merger. This positive variance was partially offset by higher overhead expenses.
INTEREST EXPENSE
    Second quarter and year-to-date interest expense of $13.0 million and $23.0 million, respectively, increased $3.2 million and $5.0 million versus the prior year period due to higher outstanding debt and a $2.2 million loss from the second quarter termination of a cash flow hedge related to the voluntary repayment of $100 million of term loans.
INTEREST AND OTHER MISCELLANEOUS (EXPENSE) INCOME, NET
    Second quarter and year-to-date interest and other miscellaneous expense, net of $1.1 million, includes costs related to debt extinguishments and modifications.
INCOME TAX EXPENSE
    Second quarter and year-to-date income tax expense of $6.9 million and $10.3 million, respectively, increased $3.9 million and $3.6 million versus the prior year period. The New Zealand subsidiary is the primary driver of income tax expense.
OUTLOOK
In our Southern Timber segment, we now expect full-year harvest volumes of 5.9 to 6.1 million tons, as production has been constrained by regional weather conditions and trucking availability. We further expect that weighted average pricing will remain above prior year levels, driven by continued strong demand from domestic pulp and lumber mills, as well as improving export demand in select U.S. South markets.
In our Pacific Northwest Timber segment, we expect full-year harvest volumes of 1.7 to 1.8 million tons. We expect pricing in the region will remain relatively stable as log demand across both the domestic and export markets remains favorable.
In our New Zealand Timber segment, we expect full-year harvest volumes of 2.6 to 2.8 million tons. Following the robust start to 2021, we expect relatively lower export pricing over the second half of the year, as log inventories in China have increased significantly in recent weeks. Further, we anticipate that shipping and demurrage costs will remain elevated.
In our Real Estate segment, we expect a strong second half of the year in this segment given the healthy demand for residential and commercial properties within our real estate development projects, as well as continued strength in rural land sales activity.

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
AT-THE-MARKET (“ATM”) EQUITY OFFERING PROGRAM
On September 10, 2020, we entered into a distribution agreement with a group of sales agents through which we may sell common shares, from time to time, having an aggregate sales price of up to $300 million. As of June 30, 2021, $148.8 million remains available for issuance under the program.
The following table outlines common stock issuances pursuant to our ATM program (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Shares of common stock issued under the ATM program	2,199,459	—	3,307,273	—
Average price per share sold under the ATM program	$36.79	—	$35.63	—
Gross proceeds from common stock issued under the ATM program	$80.9	—	$117.8	—

SUMMARY OF LIQUIDITY AND FINANCING COMMITMENTS

	June 30,	December 31,
(millions of dollars)	2021	2020
Cash and cash equivalents (excluding Timber Funds)	$309.8	$80.5
Total debt (excluding Timber Funds) (a)	1,394.2	1,294.9
Noncontrolling interests in the Operating Partnership	153.5	130.1
Shareholders’ equity	1,997.5	1,862.6
Total capitalization (total debt plus permanent and temporary equity)	3,545.2	3,287.6
Debt to capital ratio	39%	39%
Net debt to enterprise value (b)(c)	17%	23%

(a)Total debt as of June 30, 2021 and December 31, 2020 reflects principal on long-term debt, net of fair value adjustments and gross of deferred financing costs and unamortized discounts.
(b)Net debt is calculated as total debt less cash and cash equivalents.
(c)Enterprise value based on market capitalization (including Rayonier, L.P. “OP” units) plus net debt based on Rayonier’s share price of $35.93 and $29.38 as of June 30, 2021 and December 31, 2020, respectively.

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
In May 2021, Rayonier, L.P issued $450 million of 2.75% Senior Notes due 2031 (the “2031 Notes”). Rayonier TRS Holdings, together with Rayonier Inc. and Rayonier Operating Company agreed to irrevocably, fully and unconditionally guarantee jointly and severally, the obligations of Rayonier, L.P. in regards to the 2031 Notes. As a general partner of Rayonier, L.P., Rayonier Inc. consolidates Rayonier, L.P. and has no material assets or liabilities other than its interest in Rayonier, L.P. These notes are unsecured and unsubordinated and will rank equally with all other unsecured and unsubordinated indebtedness from time to time outstanding.
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

The summarized balance sheet information for the consolidated obligor group of debt issued by Rayonier, L.P. for the six months ended June 30, 2021 and year ended December 31, 2020 are provided in the table below:

(in millions)	June 30, 2021	December 31, 2020
Current assets	$293.6	$69.7
Non-current assets	57.7	48.3
Current liabilities	219.8	21.0
Non-current liabilities	1,750.2	1,942.4
Due to non-guarantors	550.3	596.7
The summarized results of operations information for the consolidated obligor group of debt issued by Rayonier, L.P. for the six months ended June 30, 2021 and year ended December 31, 2020 are provided in the table below:

(in millions)	June 30, 2021	December 31, 2020
Cost and expenses	($13.6)	($43.4)
Operating loss	(13.6)	(43.4)
Net loss	(38.1)	(81.3)
Revenue from non-guarantors	482.8	859.2
CASH FLOWS
The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2021 and 2020:

(millions of dollars)	2021	2020
Cash provided by (used for):
Operating activities	$164.6	$82.6
Investing activities	(49.1)	(170.8)
Financing activities	112.0	114.9
CASH PROVIDED BY OPERATING ACTIVITIES
    Cash provided by operating activities increased $82.0 million primarily due to higher operating results.
CASH USED FOR INVESTING ACTIVITIES
    Cash used for investing activities decreased $121.7 million primarily due to the net cash consideration transferred in our merger with Pope Resources in the prior year period ($231.1 million) and other investing activities ($4.1 million), partially offset by lower proceeds from Large Dispositions ($80.4 million), higher timberland acquisitions ($27.6 million), higher real estate development investments ($2.7 million) and higher capital expenditures ($2.8 million).
CASH PROVIDED BY FINANCING ACTIVITIES
    Cash provided by financing activities decreased $2.9 million from the prior year period primarily due to lower net borrowings ($106.6 million), increased distributions to consolidated affiliates ($7.6 million), higher dividends paid on common stock ($3.4 million), increased distributions to noncontrolling interests in the Operating Partnership ($1.1 million) and higher debt issuance costs ($2.4 million), partially offset by net proceeds from the issuance of common shares under the ATM equity offering program ($110.7 million), increased proceeds from the issuance of common shares under the Company’s incentive stock plan ($4.4 million), and lower share repurchases ($3.1 million).

EXPECTED 2021 EXPENDITURES
Capital expenditures in 2021 are expected to be between $74 million and $77 million, excluding capital expenditures attributable to the Timber Funds and any strategic timberland acquisitions we may make. Capital expenditures are expected to primarily consist of seedling planting, fertilization and other silvicultural activities, property taxes, lease payments, allocated overhead and other capitalized costs. Aside from capital expenditures, we may also acquire timberland as we actively evaluate acquisition opportunities.
We anticipate real estate development investments in 2021 to be between $15 million and $17 million, net of reimbursements from community development bonds. Expected real estate development investments are primarily related to Wildlight, our mixed-use community development project located north of Jacksonville, Florida; Richmond Hill, our mixed-use development project located south of Savannah, Georgia; development properties in the town of Port Gamble, Washington; and development projects in Gig Harbor, Kingston and Bremerton Washington.
Our 2021 dividend payments on Rayonier Inc. common shares and distributions to Rayonier, L.P. unitholders are expected to be approximately $152.0 million and $4.6 million, respectively, assuming no change in the quarterly dividend rate of $0.27 per share or partnership unit, or material changes in the number of shares or partnership units outstanding.
Future share repurchases, if any, will depend on the Company’s liquidity and cash flow, as well as general market conditions and other considerations including capital allocation priorities.
We have no mandatory pension contribution requirements in the current year.
Cash tax payments in 2021 are expected to be approximately $8.0 million, primarily related to the New Zealand subsidiary.

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

We reconcile Adjusted EBITDA to Net Income for the consolidated Company and to Operating Income (Loss) for the segments, as those are the most comparable GAAP measures for each. The following table provides a reconciliation of Net Income to Adjusted EBITDA for the respective periods (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net Income to Adjusted EBITDA Reconciliation
Net income	$63.4	$0.5	$78.5	$26.9
Operating (income) loss attributable to NCI in Timber Funds	(1.6)	2.0	(2.7)	2.0
Interest, net attributable to NCI in Timber Funds	0.2	0.1	0.2	0.1
Net Income (Excluding NCI in Timber Funds)	62.0	2.6	76.0	29.0
Interest, net and miscellaneous income attributable to Rayonier	12.8	9.7	22.7	17.7
Income tax expense attributable to Rayonier	6.8	3.0	10.3	6.7
Depreciation, depletion and amortization attributable to Rayonier	37.6	38.3	77.9	72.6
Non-cash cost of land and improved development	5.2	13.0	7.0	13.4
Non-operating expense (income)	1.2	(1.5)	1.2	(1.1)
Costs related to the merger with Pope Resources (a)	—	13.5	—	16.0
Large Dispositions (b)	(30.3)	—	(30.3)	(28.7)
Adjusted EBITDA	$95.3	$78.6	$164.7	$125.7

(a) Costs related to the merger with Pope Resources include legal, accounting, due diligence, consulting and other costs related to the merger with Pope Resources.
(b) Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have a demonstrable premium relative to timberland value. In June 2021, we completed the disposition of approximately 9,000 acres located in Washington for a sales price and gain of approximately $36.0 million and $30.3 million, respectively. In March 2020, we completed the disposition of approximately 67,000 acres located in Mississippi for a sales price and gain of approximately $116.0 million and $28.7 million, respectively.

The following tables provide a reconciliation of Operating Income (Loss) by segment to Adjusted EBITDA by segment for the respective periods (in millions of dollars):

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Corporate and Other	Total
June 30, 2021
Operating income (loss)	$17.0	$1.9	$20.7	$2.0	$50.5	$0.4	($8.0)	$84.4
Operating income attributable to NCI in Timber Funds	—	—	—	(1.6)	—	—	—	(1.6)
Depreciation, depletion and amortization	13.6	12.0	7.0	1.0	3.7	—	0.3	37.6
Non-cash cost of land and improved development	—	—	—	—	5.2	—	—	5.2
Large Dispositions (a)	—	—	—	—	(30.3)	—	—	(30.3)
Adjusted EBITDA	$30.6	$13.9	$27.7	$1.4	$29.1	$0.4	($7.7)	$95.3

June 30, 2020
Operating income (loss)	$11.2	($6.7)	$5.0	($1.9)	$24.8	$0.1	($20.9)	$11.7
Operating loss attributable to NCI in Timber Funds	—	—	—	2.0	—	—	—	2.0
Depreciation, depletion and amortization	15.2	10.6	4.9	0.5	6.7	—	0.3	38.3
Non-cash cost of land and improved development	—	—	—	—	13.0	—	—	13.0
Costs related to the merger with Pope Resources (b)	—	—	—	—	—	—	13.5	13.5
Adjusted EBITDA	$26.4	$3.9	$9.9	$0.7	$44.6	$0.1	($7.0)	$78.6

(a) Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have a demonstrable premium relative to timberland value. In June 2021, we completed the disposition of approximately 9,000 acres located in Washington for a sales price and gain of approximately $36.0 million and $30.3 million, respectively.
(b) Costs related to the merger with Pope Resources include legal, accounting, due diligence, consulting and other costs related to the merger with Pope Resources.

Six Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Corporate and Other	Total
June 30, 2021
Operating income (loss)	$34.3	$3.2	$34.7	$3.5	$52.2	$0.7	($15.6)	$112.9
Operating income attributable to NCI in Timber Funds	—	—	—	(2.7)	—	—	—	(2.7)
Depreciation, depletion and amortization	27.9	28.3	14.2	1.6	5.3	—	0.6	77.9
Non-cash cost of land and improved development	—	—	—	—	7.0	—	—	7.0
Large Dispositions (a)	—	—	—	—	(30.3)	—	—	(30.3)
Adjusted EBITDA	$62.3	$31.5	$48.9	$2.3	$34.1	$0.7	($15.1)	$164.7

June 30, 2020
Operating income (loss)	$26.3	($7.6)	$10.4	($1.9)	$51.6	$0.1	($28.6)	$50.2
Operating loss attributable to NCI in Timber Funds	—	—	—	2.0	—	—	—	2.0
Depreciation, depletion and amortization	33.4	21.3	9.7	0.5	7.1	—	0.6	72.6
Non-cash cost of land and improved development	—	—	—	—	13.4	—	—	13.4
Costs related to merger with Pope Resources (b)	—	—	—	—	—	—	16.0	16.0
Large Dispositions (a)	—	—	—	—	(28.7)	—	—	(28.7)
Adjusted EBITDA	$59.7	$13.7	$20.1	$0.7	$43.5	$0.1	($12.0)	$125.7

(a) Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have a demonstrable premium relative to timberland value. In June 2021, we completed the disposition of approximately 9,000 acres located in Washington for a sales price and gain of approximately $36.0 million and $30.3 million, respectively. In March 2020, we completed the disposition of approximately 67,000 acres located in Mississippi for a sales price and gain of approximately $116.0 million and $28.7 million, respectively.
(b) Costs related to the merger with Pope Resources include legal, accounting, due diligence, consulting and other costs related to the merger with Pope Resources.

The following table provides a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Six Months Ended June 30,
	2021	2020
Cash provided by operating activities	$164.6	$82.6
Capital expenditures (a)	(32.2)	(29.4)
Costs related to the merger with Pope Resources (b)	—	16.0
CAD attributable to NCI in Timber Funds	(9.7)	(0.9)
Working capital and other balance sheet changes	(11.9)	11.4
CAD	110.8	79.7
Mandatory debt repayments	(325.0)	(25.0)
CAD after mandatory debt repayments	(214.2)	54.7

Cash used for investing activities	($49.1)	($170.8)
Cash provided by financing activities	$112.0	$114.9

(a)    Capital expenditures exclude timberland acquisitions of $51.9 million and $24.2 million during the six months ended June 30, 2021 and June 30, 2020, respectively. The six months ended June 30, 2020 also exclude the Pope Resources acquisition.
(b) Costs related to the merger with Pope Resources include legal, accounting, due diligence, consulting and other costs related to the merger with Pope Resources.

The following table provides supplemental cash flow data (in millions):

	Six Months Ended June 30,
	2021	2020
Purchase of timberlands	($51.9)	($24.2)
Real Estate Development Investments	(6.3)	(3.6)
Distributions to noncontrolling interests in consolidated affiliates	(15.2)	(7.6)

LIQUIDITY FACILITIES
2021 DEBT ACTIVITY
    See Note 9 — Debt for additional information.

OFF-BALANCE SHEET ARRANGEMENTS
We utilize off-balance sheet arrangements to provide credit support for certain suppliers and vendors in case of their default on critical obligations, and collateral for outstanding claims under our previous workers’ compensation self-insurance programs. These arrangements consist of standby letters of credit and surety bonds. As part of our ongoing operations, we also periodically issue guarantees to third parties. Off-balance sheet arrangements are not considered a source of liquidity or capital resources and do not expose us to material risks or material unfavorable financial impacts. See Note 15 — Guarantees for details on the letters of credit and surety bonds as of June 30, 2021.

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
    The following table aggregates our contractual financial obligations as of June 30, 2021 and anticipated cash spending by period:

Contractual Financial Obligations (in millions)	Total	Payments Due by Period
		Remaining 2021	2022-2023	2024-2025	Thereafter
Long-term debt, excluding Timber Funds (a)	$1,194.2	—	$125.0	$34.2	$1,035.0
Long-term debt, Timber Funds (b)	57.4	—	43.0	14.4	—
Current maturities of long-term debt, excluding Timber Funds (c)	200.0	—	200.0	—	—
Interest payments on long-term debt, excluding Timber Funds (d)	214.1	18.9	56.9	50.1	88.2
Interest payments on long-term debt, Timber Funds (d)	4.9	1.0	3.4	0.5	—
Operating leases — timberland (e)	188.2	5.5	15.6	14.4	152.7
Operating leases — PP&E, offices (e)	6.3	0.7	2.1	1.8	1.7
Commitments — development projects (f)	27.2	18.2	4.5	0.6	3.9
Commitments — environmental remediation (g)	11.3	0.5	3.9	4.2	2.7
Commitments — other (h)	58.9	6.2	25.2	14.8	12.7
Total contractual cash obligations	$1,962.5	$51.0	$479.6	$135.0	$1,296.9

(a)The book value of long-term debt, excluding Timber Funds, net of deferred financing costs, unamortized discounts and fair market value adjustments, is currently recorded at $1,192.9 million on our Consolidated Balance Sheets, but upon maturity the liability will be $1,194.2 million. See Note 9 — Debt for additional information.
(b)The book value of long-term debt for the Timber Funds, net of fair market value adjustments, is currently recorded at $59.8 million on our Consolidated Balance Sheets, but upon maturity the liability will be $57.4 million. See Note 9 - Debt for additional information.
(c)The book value of current maturities of long-term debt, excluding Timber Funds, net of deferred financing costs is currently recorded at $199.8 million on our Consolidated Balance Sheets, but upon maturity the liability will be $200.0 million. See Note 9 - Debt for additional information.
(d)Projected interest payments for variable rate debt were calculated based on outstanding principal amounts and interest rates as of June 30, 2021.
(e)Excludes anticipated renewal options.
(f)Commitments — developmental projects primarily consists of payments expected to be made on our Wildlight and Richmond Hill developmental projects.
(g)Commitments — environmental remediation represents our estimate of potential liability associated with environmental contamination at Port Gamble. See Note 14 - Environmental Liabilities.
(h)Commitments — other includes payments expected to be made on financial instruments (foreign exchange contracts, interest rate swaps and forward-starting interest rate swaps) and other purchase obligations.

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
Interest Rate Risk
    We are exposed to interest rate risk through our variable rate debt, primarily due to changes in LIBOR. However, we use interest rate swaps to manage our exposure to interest rate movements on our term credit agreements by swapping existing and anticipated future borrowings from floating rates to fixed rates. As of June 30, 2021, excluding the Timber Funds, we had $550 million of U.S. variable rate debt outstanding on our term credit agreements. The Timber Funds had $25 million of U.S. variable rate debt outstanding on the Fund II Mortgages Payable.
The notional amount of outstanding interest rate swap contracts with respect to our term credit agreements at June 30, 2021 was $550 million. The maturity date of the Term Credit Agreement was extended from August 2024 to April 2028, with the associated interest rate swaps maturing in August 2024. We have entered into forward starting interest rate swaps to cover $150 million of the Term Credit Agreement through the extended maturity date. The Incremental Term Loan Agreement and associated interest rate swaps mature in May 2026. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in a corresponding increase/decrease in interest payments and expense of approximately $0.3 million over a 12-month period.
    The fair market value of our fixed interest rate debt is also subject to interest rate risk. The estimated fair value of our fixed rate debt excluding the Timber Funds at June 30, 2021 was $861.0 million compared to the $844.2 million principal amount. The estimated fair value of our Timber Funds’ fixed rate debt at June 30, 2021 was $34.9 million compared to the $32.4 million principal amount. We use interest rates of debt with similar terms and maturities to estimate the fair value of our debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at June 30, 2021 would result in a corresponding decrease/increase in the fair value of our fixed rate debt of approximately $44 million and $49 million, respectively.
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

    The following table summarizes our outstanding debt, interest rate swaps and average interest rates, by year of expected maturity and their fair values at June 30, 2021:

(Dollars in thousands)	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Variable rate debt:
Principal amounts	—	—	—	—	—	$550,000	$550,000	$550,000
Average interest rate (a)(b)	—	—	—	—	—	1.70%	1.70%
Fixed rate debt, excluding Timber Funds:
Principal amounts	—	$325,000	—	—	$34,171	$485,000	$844,171	$861,040
Average interest rate (b)	—	3.75%	—	—	3.86%	2.91%	3.27%
Variable rate debt, Timber Funds:
Principal amounts	—	$25,000	—	—	—	—	$25,000	$25,077
Average interest rate (b)	—	1.95%	—	—	—	—	1.95%
Fixed rate debt, Timber Funds:
Principal amounts	—	—	$17,980	$14,400	—	—	$32,380	$34,899
Average interest rate (a)(b)	—	—	5.10%	4.45%	—	—	4.81%
Interest rate swaps:
Notional amount	—	—	—	$350,000	—	$200,000	$550,000	($26,892)
Average pay rate (b)	—	—	—	2.28%	—	1.60%	2.03%
Average receive rate (b)	—	—	—	0.08%	—	0.09%	0.08%
Forward-starting interest rate swaps
Notional amount	—	—	—	—	—	$350,000	$350,000	$10,000
Average pay rate (b)	—	—	—	—	—	0.80%	0.80%
Average receive rate (b)	—	—	—	—	—	0.10%	0.10%

(a)    Excludes estimated patronage refunds.
(b)    Interest rates as of June 30, 2021.

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
Sales and Expense Exposure
    At June 30, 2021, the New Zealand subsidiary had foreign currency exchange contracts with a notional amount of $97 million and foreign currency option contracts with a notional amount of $8 million outstanding related to foreign export sales and ocean freight payments. The amount hedged represents a portion of forecasted U.S. dollar denominated export timber and log trading sales proceeds over the next 18 months and next 2 months, respectively.

    The following table summarizes our outstanding foreign currency exchange rate risk contracts at June 30, 2021:

(Dollars in thousands)	0-1 months	1-2 months	2-3 months	3-6 months	6-12 months	12-18 months	18-24 months	Total	Fair Value
Foreign exchange contracts to sell U.S. dollar for New Zealand dollar
Notional amount	$11,250	$9,000	$7,000	$21,000	$31,000	$18,000	—	$97,250	$2,270
Average contract rate	1.4282	1.4283	1.4284	1.4289	1.4304	1.4343	—	1.4302

Foreign currency option contracts to sell U.S. dollar for New Zealand dollar
Notional amount	$4,000	$4,000	—	—	—	—	—	$8,000	$356
Average strike price	1.6100	1.6027	—	—	—	—	—	1.6063

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
Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of June 30, 2021.
In the quarter ended June 30, 2021, based upon the evaluation required by Rule 13a-15(d) under the Exchange Act, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

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
Based on an evaluation of the Operating Partnership’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, management, including Rayonier’s Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of June 30, 2021.
In the quarter ended June 30, 2021, based upon the evaluation required by Rule 13a-15(d) under the Exchange Act, there were no changes in internal controls over financial reporting that would materially affect or are reasonably likely to materially affect internal controls over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

The information set forth in Note 13 — Contingencies in the “Notes to Consolidated Financial Statements” under Item 1 of Part I of this report is incorporated herein by reference.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Rayonier Inc.
REGISTERED SALES OF EQUITY SECURITIES

From time to time, the Company may issue shares of common stock in exchange for units in the Operating Partnership. Such shares are issued based on an exchange ratio of one share for each unit in the Operating Partnership. During the quarter ended June 30, 2021, the Company issued 6,439 common shares in exchange for an equal number of units in the Operating Partnership pursuant to the agreement of the Operating Partnership.
ISSUER PURCHASES OF EQUITY SECURITIES

In February 2016, the Board of Directors approved the repurchase of up to $100 million of Rayonier’s common shares (the “share repurchase program”) to be made at management’s discretion. The program has no time limit and may be suspended or discontinued at any time. There were no shares repurchased under this program in the second quarter of 2021. Based on the period-end closing stock price of $35.93 at June 30, 2021, there was $87.7 million, or approximately 2,441,649 shares, remaining under this program.
The following table provides information regarding our purchases of Rayonier common shares during the quarter ended June 30, 2021:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (c)
April 1 to April 30	41,295	$34.17	—	2,418,094
May 1 to May 31	867	37.38	—	2,297,158
June 1 to June 30	263	36.47	—	2,441,649
Total	42,425		—

(a)Includes 42,425 shares of the Company’s common shares purchased in April, May and June from current and former employees in non-open market transactions. The shares were sold by current and former employees of the Company in exchange for cash that was used to pay withholding taxes associated with the vesting of share-based awards under the Company’s Incentive Stock Plan. The price per share surrendered is based on the closing price of the Company’s common shares on the respective vesting dates of the awards.
(b)Purchases made in open-market transactions under the $100 million share repurchase program announced on February 10, 2016.
(c)Maximum number of shares authorized to be purchased under the share repurchase program at the end of April, May and June are based on month-end closing stock prices of $36.28, $38.19 and $35.93, respectively.

Rayonier, L.P.
UNREGISTERED SALES OF EQUITY SECURITIES

There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended June 30, 2021.
ISSUER PURCHASES OF EQUITY SECURITIES

Pursuant to the Operating Partnership’s limited partnership agreement, limited partners have the right to redeem their units in the Operating Partnership for cash, or at our election, shares of Rayonier Common Stock on a one-for-one basis. During the quarter ended June 30, 2021, 6,439 units in the Operating Partnership held by limited partners were redeemed in exchange for shares of Rayonier Common Stock.

Item 6.    EXHIBITS

3.1	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Rayonier, L.P., dated as of May 21, 2021.	Filed herewith
4.1
First Supplemental Indenture relating to the 2.750% Senior Notes due 2031, dated May 17, 2021, among Rayonier, L.P., as issuer, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.
Incorporated by reference to Exhibit 4.2 to the Registrant’s May 17, 2021 Form 8-K
4.2	Form of Note for 2.750% Senior Notes due 2031 (contained in Exhibit A to Exhibit 4.1).	Incorporated by reference to Exhibit 4.3 to the Registrant’s May 17, 2021 Form 8-K
10.1
Underwriting Agreement, dated May 12, 2021, among Rayonier, L.P., Rayonier Inc., Rayonier TRS Holdings, Inc., and Rayonier Operating Company, LLC and J.P. Morgan Securities LLC and Credit Suisse Securities (USA) LLC, as representatives of the several underwriters named therein.
Incorporated by reference to Exhibit 1.1 to the Registrant’s May 17, 2021 Form 8-K
10.2
Fourth Amendment and Incremental Term Loan Agreement, dated as of June 1, 2021, by and among Rayonier Inc., Rayonier TRS Holdings Inc., Rayonier Operating Company LLC, and Rayonier, L.P., as borrowers, the several banks, financial institutions and other institutional lenders party thereto and CoBank, ACB, as administrative agent.
Incorporated by reference to Exhibit 10.1 to the Registrant’s June 7, 2021 Form 8-K
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
101
The following financial information from Rayonier Inc. and Rayonier, L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income for the Three and Six Months Ended June 30, 2021 and 2020 of Rayonier Inc.; (ii) the Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020 of Rayonier Inc.; (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the Six Months Ended June 30, 2021 and 2020 of Rayonier Inc.; (iv) the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2020 of Rayonier Inc.; (v) the Consolidated Statements of Income and Comprehensive Income for the Three and Six Months Ended June 30, 2021 and 2020 of Rayonier, L.P.; (vi) the Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020 of Rayonier, L.P.; (vii) the Consolidated Statements of Changes in Capital for the Six Months Ended June 30, 2021 and 2020 of Rayonier, L.P.; (viii) the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2020 of Rayonier, L.P.; and (ix) the Notes to Consolidated Financial Statements of Rayonier Inc. and Rayonier, L.P.
Filed herewith
104	The cover page from the Company’s Quarterly Report on Form 10-Q from the quarter ended June 30, 2021, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER INC.

By:	/s/ APRIL TICE
April Tice Vice President and Chief Accounting Officer (Duly Authorized Officer, Principal Accounting Officer)
Date: August 6, 2021

RAYONIER, L.P.

By: RAYONIER INC., its sole general partner

By:	/s/ APRIL TICE
April Tice Vice President and Chief Accounting Officer (Duly Authorized Officer, Principal Accounting Officer)
Date: August 6, 2021