Form 10-Q
period 2021-09-30
RAYONIER INC; Rayonier, L.P.
filed 2021-11-05
CIK 52827, 1806931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Rayonier Inc.    Yes ☐        No  ☒    Rayonier, L.P.    Yes ☐        No  ☒
As of October 29, 2021, Rayonier Inc. had 143,152,315 Common Shares outstanding. As of October 29, 2021, Rayonier, L.P. had 3,851,897 Units outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarterly period ended September 30, 2021 of Rayonier Inc., a North Carolina corporation, and Rayonier, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Rayonier” or “the Company” mean Rayonier Inc. and references to the “Operating Partnership” mean Rayonier, L.P. References to “we,” “us,” and “our” mean collectively Rayonier Inc., the Operating Partnership and entities/subsidiaries owned or controlled by Rayonier Inc. and/or the Operating Partnership.

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

As of September 30, 2021, the Company owned a 97.3% interest in the Operating Partnership, with the remaining 2.7% interest owned by limited partners of the Operating Partnership. As the sole general partner of the Operating Partnership, Rayonier Inc. has exclusive control of the day-to-day management of the Operating Partnership.

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

i

PART I.        FINANCIAL INFORMATION

Item 1.         Financial Statements

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
SALES (NOTE 4)	$364,726	$198,875	$847,604	$653,635
Costs and Expenses
Cost of sales	(233,308)	(180,944)	(578,937)	(545,333)
Selling and general expenses	(13,174)	(14,498)	(41,899)	(37,036)
Other operating income (expense), net (Note 18)	5,070	(1,653)	9,474	(19,247)
	(241,412)	(197,095)	(611,362)	(601,616)
OPERATING INCOME	123,314	1,780	236,242	52,019
Interest expense	(11,265)	(10,421)	(34,292)	(28,457)
Interest and other miscellaneous income (expense), net	1,274	(137)	127	1,232
INCOME (LOSS) BEFORE INCOME TAXES	113,323	(8,778)	202,077	24,794
Income tax expense (Note 20)	(2,811)	(720)	(13,114)	(7,416)
NET INCOME (LOSS)	110,512	(9,498)	188,963	17,378
Less: Net (income) loss attributable to noncontrolling interests in the Operating Partnership	(2,210)	25	(4,303)	(195)
Less: Net (income) loss attributable to noncontrolling interests in consolidated affiliates	(32,471)	8,715	(40,775)	9,647
NET INCOME (LOSS) ATTRIBUTABLE TO RAYONIER INC.	75,831	(758)	143,885	26,830
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment, net of income tax effect of $0, $0, $0, and $0	(6,622)	12,476	(19,670)	(8,290)
Cash flow hedges, net of income tax effect of $833, $645, $2,207 and $530	1,711	7,861	52,693	(82,890)
Amortization of pension and postretirement plans, net of income tax expense of $0, $0, $0 and $0	294	217	881	652
Total other comprehensive (loss) income	(4,617)	20,554	33,904	(90,528)
COMPREHENSIVE INCOME (LOSS)	105,895	11,056	222,867	(73,150)
Less: Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(2,118)	(508)	(5,490)	(1,184)
Less: Comprehensive (income) loss attributable to noncontrolling interests in consolidated affiliates	(31,099)	5,017	(36,168)	10,761
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO RAYONIER INC.	$72,678	$15,565	$181,209	($63,573)
EARNINGS PER COMMON SHARE (NOTE 8)
Basic earnings (loss) per share attributable to Rayonier Inc.	$0.53	($0.01)	$1.03	$0.20
Diluted earnings (loss) per share attributable to Rayonier Inc.	$0.53	($0.01)	$1.03	$0.20

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents, excluding Timber Funds	$419,604	$80,454
Cash and cash equivalents, Timber Funds	12,202	4,053
Total cash and cash equivalents	431,806	84,507
Restricted cash, Timber Funds (Note 22)	49,209	—
Accounts receivable, less allowance for doubtful accounts of $81 and $25	42,352	49,082
Inventory (Note 17)	18,592	10,594
Prepaid expenses	19,362	16,168
Assets held for sale (Note 23)	56,397	3,449
Other current assets	2,212	6,765
Total current assets	619,930	170,565
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,788,991	3,262,126
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 16)	110,592	108,518
PROPERTY, PLANT AND EQUIPMENT
Land	6,569	6,548
Buildings	31,028	31,024
Machinery and equipment	4,392	4,615
Construction in progress	710	452
Total property, plant and equipment, gross	42,699	42,639
Less — accumulated depreciation	(14,167)	(12,238)
Total property, plant and equipment, net	28,532	30,401
RESTRICTED CASH, EXCLUDING TIMBER FUNDS (NOTE 22)	625	2,975
RIGHT-OF-USE ASSETS	107,631	108,992
OTHER ASSETS	50,113	45,156
TOTAL ASSETS	$3,706,414	$3,728,733
LIABILITIES, NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$27,989	$24,790
Current maturities of long-term debt, net, excluding Timber Funds (Note 9)	199,887	—
Accrued taxes	18,503	7,347
Accrued payroll and benefits	11,210	12,327
Accrued interest	12,555	6,325
Deferred revenue	19,899	11,112
Distribution payable, Timber Funds	49,209	—
Other current liabilities	28,983	29,234
Total current liabilities	368,235	91,135
LONG-TERM DEBT, NET, EXCLUDING TIMBER FUNDS (NOTE 9)	1,167,967	1,300,336
LONG-TERM DEBT, NET, TIMBER FUNDS (NOTE 9)	—	60,179
PENSION AND OTHER POSTRETIREMENT BENEFITS (NOTE 19)	22,173	23,344
LONG-TERM LEASE LIABILITY	99,275	100,251
OTHER NON-CURRENT LIABILITIES	115,749	160,722
COMMITMENTS AND CONTINGENCIES (NOTES 12 and 13)
NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP (NOTE 6)	140,555	130,121
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 shares authorized,143,049,458 and 137,678,822 shares issued and outstanding	1,296,877	1,101,675
Retained earnings	450,076	446,267
Accumulated other comprehensive loss (Note 21)	(36,560)	(73,885)
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,710,393	1,474,057
Noncontrolling interests in consolidated affiliates (Note 6)	82,067	388,588
TOTAL SHAREHOLDERS’ EQUITY	1,792,460	1,862,645
TOTAL LIABILITIES, NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND SHAREHOLDERS’ EQUITY	$3,706,414	$3,728,733
See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except share data)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2021	137,678,822	$1,101,675	$446,267	($73,885)	$388,588	$1,862,645
Net income	—	—	11,189	—	3,843	15,032
Net income attributable to noncontrolling interests in the Operating Partnership	—	—	(341)	—	—	(341)
Dividends ($0.27 per share) (a)	—	—	(37,532)	—	—	(37,532)
Issuance of shares under the “at-the-market” equity offering, net of commissions and offering costs of $197	1,107,814	36,708	—	—	—	36,708
Issuance of shares under incentive stock plans	39,140	1,166	—	—	—	1,166
Stock-based compensation	—	2,156	—	—	—	2,156
Repurchase of common shares	(5,020)	(155)	—	—	—	(155)
Measurement period adjustment of noncontrolling interests in consolidated affiliates	—	—	—	—	655	655
Adjustment of noncontrolling interests in the Operating Partnership	—	—	(11,867)	—	—	(11,867)
Conversion of units into common shares	150,134	4,715	—	—	—	4,715
Amortization of pension and postretirement plan liabilities	—	—	—	294	—	294
Foreign currency translation adjustment	—	—	—	(11,652)	(2,636)	(14,288)
Cash flow hedges	—	—	—	61,628	(627)	61,001
Allocation of other comprehensive income to noncontrolling interests in the Operating Partnership	—	—	—	(1,531)	—	(1,531)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(8,737)	(8,737)
Balance, March 31, 2021	138,970,890	$1,146,265	$407,716	($25,146)	$381,086	$1,909,921
Net income	—	—	58,959	—	4,461	63,420
Net income attributable to noncontrolling interests in the Operating Partnership	—	—	(1,753)	—	—	(1,753)
Dividends ($0.27 per share) (a)	—	—	(37,981)	—	—	(37,981)
Issuance of shares under the “at-the-market” equity offering, net of commissions and offering costs of $927	2,199,459	79,994	—	—	—	79,994
Issuance of shares under incentive stock plans	185,544	3,325	—	—	—	3,325
Stock-based compensation	—	2,852	—	—	—	2,852
Repurchase of common shares	(42,425)	(1,453)	—	—	—	(1,453)
Measurement period adjustment of noncontrolling interests in consolidated affiliates	—	—	—	—	9,034	9,034
Adjustment of noncontrolling interests in the Operating Partnership	—	—	(15,410)	—	—	(15,410)
Conversion of units into common shares	6,439	241	—	—	—	241
Amortization of pension and postretirement plan liabilities	—	—	—	294	—	294
Foreign currency translation adjustment	—	—	—	1,025	214	1,239
Cash flow hedges	—	—	—	(9,833)	(186)	(10,019)
Allocation of other comprehensive loss to noncontrolling interests in the Operating Partnership	—	—	—	253	—	253
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(6,474)	(6,474)
Balance, June 30, 2021	141,319,907	$1,231,224	$411,531	($33,407)	$388,135	$1,997,483

Balance, June 30, 2021	141,319,907	$1,231,224	$411,531	($33,407)	$388,135	$1,997,483
Net income	—	—	78,041	—	32,471	110,512
Net income attributable to noncontrolling interests in the Operating Partnership	—	—	(2,210)	—	—	(2,210)
Dividends ($0.27 per share) (a)	—	—	(39,032)	—	—	(39,032)
Issuance of shares under the “at-the-market” equity offering, net of commissions and offering costs of $691	1,390,968	51,132	—	—	—	51,132
Issuance of shares under incentive stock plans	5,740	183	—	—	—	183
Stock-based compensation	—	2,086	—	—	—	2,086
Repurchase of common shares	(175)	(6)	—	—	—	(6)
Disposition of noncontrolling interests in consolidated affiliates	—	—	—	—	(255,486)	(255,486)
Adjustment of noncontrolling interests in the Operating Partnership	—	—	1,746	—	—	1,746
Conversion of common units to common shares	333,018	12,258	—	—	—	12,258
Amortization of pension and postretirement plan liabilities	—	—	—	294	—	294
Foreign currency translation adjustment	—	—	—	(5,743)	(879)	(6,622)
Cash flow hedges	—	—	—	2,204	(493)	1,711
Allocation of other comprehensive loss to noncontrolling interests in the Operating Partnership	—	—	—	92	—	92
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(53,562)	(53,562)
Noncontrolling interests in consolidated affiliates redemption of shares	—	—	—	—	(28,119)	(28,119)
Balance, September 30, 2021	143,049,458	$1,296,877	$450,076	($36,560)	$82,067	$1,792,460

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2020	129,331,069	$888,177	$583,006	($31,202)	$97,661	$1,537,642
Net income	—	—	25,854	—	567	26,421
Dividends ($0.27 per share)	—	—	(34,813)	—	—	(34,813)
Issuance of shares under incentive stock plans	2,407	66	—	—	—	66
Stock-based compensation	—	1,510	—	—	—	1,510
Repurchase of common shares	(152,237)	—	(3,152)	—	—	(3,152)
Amortization of pension and postretirement plan liabilities	—	—	—	217	—	217
Foreign currency translation adjustment	—	—	—	(33,894)	(10,129)	(44,023)
Cash flow hedges	—	—	—	(82,376)	(1,099)	(83,475)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(725)	(725)
Balance, March 31, 2020	129,181,239	$889,753	$570,895	($147,255)	$86,275	$1,399,668
Issuances of shares associated with the merger with Pope Resources	7,181,071	172,418	—	—	—	172,418
Net income (loss)	—	—	1,954	—	(1,499)	455
Net income attributable to noncontrolling interests in the Operating Partnership	—	—	(219)	—	—	(219)
Dividends ($0.27 per share) (a)	—	—	(36,957)	—	—	(36,957)
Issuance of shares under incentive stock plans	215,970	222	—	—	—	222
Stock-based compensation	—	2,668	—	—	—	2,668
Repurchase of common shares	(66,168)	(1,572)	—	—	—	(1,572)
Acquisition of noncontrolling interests in consolidated affiliates	—	—	—	—	372,381	372,381
Adjustment of noncontrolling interests in the Operating Partnership	—	—	(3,992)	—	—	(3,992)
Amortization of pension and postretirement plan liabilities	—	—	—	217	—	217
Foreign currency translation adjustment	—	—	—	17,872	5,386	23,258
Cash flow hedges	—	—	—	(8,306)	1,030	(7,276)
Allocation of other comprehensive income to noncontrolling interests in the Operating Partnership	—	—	—	(457)	—	(457)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(6,856)	(6,856)
Balance, June 30, 2020	136,512,112	$1,063,489	$531,681	($137,929)	$456,717	$1,913,958

Balance, June 30, 2020	136,512,112	$1,063,489	$531,681	($137,929)	$456,717	$1,913,958
Net loss	—	—	(783)	—	(8,715)	(9,498)
Net loss attributable to noncontrolling interests in the Operating Partnership	—	—	25	—	—	25
Dividends ($0.27 per share) (a)	—	—	(37,257)	—	—	(37,257)
Costs associated with the “At-the-Market” (ATM) offering program	—	(456)	—	—	—	(456)
Issuance of shares under incentive stock plans	6,079	167	—	—	—	167
Stock-based compensation	—	1,965	—	—	—	1,965
Repurchase of common shares	(1,185)	(4)	—	—	—	(4)
Measurement period adjustment of noncontrolling interests in consolidated affiliates	—	—	—	—	(701)	(701)
Adjustment of noncontrolling interests in the Operating Partnership	—	—	(8,030)	—	—	(8,030)
Conversion of common units to common shares	1,000	27	—	—	—	27
Amortization of pension and postretirement plan liabilities	—	—	—	217	—	217
Foreign currency translation adjustment	—	—	—	9,160	3,316	12,476
Cash flow hedges	—	—	—	7,479	382	7,861
Allocation of other comprehensive income to noncontrolling interests in the Operating Partnership	—	—	—	(532)	—	(532)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(667)	(667)
Noncontrolling interests in consolidated affiliates redemption of shares	—	—	—	—	(28,403)	(28,403)
Balance, September 30, 2020	136,518,006	$1,065,188	$485,636	($121,605)	$421,929	$1,851,148

(a)For information regarding distributions to noncontrolling interests in the Operating Partnership, see the Rayonier Inc. Consolidated Statements of Cash Flows and Note 6 — Noncontrolling Interests.

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$188,963	$17,378
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	121,234	119,479
Non-cash cost of land and improved development	22,818	20,701
Stock-based incentive compensation expense	7,094	6,143
Deferred income taxes	7,618	10,267
Amortization of losses from pension and postretirement plans	881	652
Timber write-offs due to casualty events	—	15,203
Gain on sale of large disposition of timberlands	(44,800)	(28,655)
Gain on sale of Timber Funds III & IV	(3,729)	—
Gain on Fund II timberland dispositions	(35,951)	—
Other	12,161	(6,986)
Changes in operating assets and liabilities:
Receivables	3,192	(14,089)
Inventories	(1,081)	(2,310)
Accounts payable	3,350	6,553
All other operating activities	(4,306)	(6,352)
CASH PROVIDED BY OPERATING ACTIVITIES	277,444	137,984
INVESTING ACTIVITIES
Capital expenditures	(47,497)	(44,679)
Real estate development investments	(9,165)	(5,448)
Purchase of timberlands	(51,921)	(24,379)
Net proceeds from large disposition of timberlands	54,698	115,666
Net proceeds from sale of Timber Funds III & IV	31,068	—
Net proceeds from Fund II timberland dispositions	85,199	—
Net cash consideration for merger with Pope Resources	—	(231,068)
Other	6,952	5,127
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	69,334	(184,781)
FINANCING ACTIVITIES
Issuance of debt	446,378	320,000
Repayment of debt	(420,000)	(132,000)
Dividends paid on common stock	(114,261)	(109,136)
Distributions to noncontrolling interests in the Operating Partnership	(3,373)	(2,401)
Proceeds from the issuance of common shares under incentive stock plan	4,674	233
Proceeds from the issuance of common shares under the “at-the-market” (ATM) equity offering program, net of commissions and offering costs	166,549	(456)
Repurchase of common shares	(1,614)	(1,577)
Debt issuance costs	(4,829)	(2,483)
Repurchase of common shares made under repurchase program	—	(3,152)
Noncontrolling interests in consolidated affiliates redemption of shares	—	(5,113)
Distributions to noncontrolling interests in consolidated affiliates	(19,564)	(8,247)
Make-whole fee on NWFCS debt prepayment	(6,234)	—
CASH PROVIDED BY FINANCING ACTIVITIES	47,726	55,668
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(346)	(213)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	394,158	8,658
Balance, beginning of year	87,482	69,968
Balance, end of period	$481,640	$78,626

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest (a)	$24,680	$25,546
Income taxes	7,306	621
Non-cash investing activity:
Capital assets purchased on account	4,726	3,250
Non-cash financing activity:
Equity consideration for merger with Pope Resources	—	$172,640
Redeemable Operating Partnership Unit consideration for merger with Pope Resources	—	106,752

(a)Interest paid is presented net of patronage payments received of $6.8 million and $4.7 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. For additional information on patronage payments, see Note 8 — Debt in the 2020 Form 10-K.

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
SALES (NOTE 4)	$364,726	$198,875	$847,604	$653,635
Costs and Expenses
Cost of sales	(233,308)	(180,944)	(578,937)	(545,333)
Selling and general expenses	(13,174)	(14,498)	(41,899)	(37,036)
Other operating income (expense), net (Note 18)	5,070	(1,653)	9,474	(19,247)
	(241,412)	(197,095)	(611,362)	(601,616)
OPERATING INCOME	123,314	1,780	236,242	52,019
Interest expense	(11,265)	(10,421)	(34,292)	(28,457)
Interest and other miscellaneous income (expense), net	1,274	(137)	127	1,232
INCOME (LOSS) BEFORE INCOME TAXES	113,323	(8,778)	202,077	24,794
Income tax expense (Note 20)	(2,811)	(720)	(13,114)	(7,416)
NET INCOME (LOSS)	110,512	(9,498)	188,963	17,378
Less: Net (income) loss attributable to noncontrolling interests in consolidated affiliates	(32,471)	8,715	(40,775)	9,647
NET INCOME (LOSS) ATTRIBUTABLE TO RAYONIER, L.P. UNITHOLDERS	78,041	(783)	148,188	27,025
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment, net of income tax effect of $0, $0, $0 and $0	(6,622)	12,476	(19,670)	(8,290)
Cash flow hedges, net of income tax effect of $833, $645, $2,207 and $530	1,711	7,861	52,693	(82,890)
Amortization of pension and postretirement plans, net of income tax expense of $0, $0, $0 and $0	294	217	881	652
Total other comprehensive (loss) income	(4,617)	20,554	33,904	(90,528)
COMPREHENSIVE INCOME (LOSS)	105,895	11,056	222,867	(73,150)
Less: Comprehensive (income) loss attributable to noncontrolling interests in consolidated affiliates	(31,099)	5,017	(36,168)	10,761
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO RAYONIER, L.P. UNITHOLDERS	$74,796	$16,073	$186,699	($62,389)
EARNINGS PER UNIT (NOTE 8)
Basic earnings (loss) per unit attributable to Rayonier, L.P.	$0.53	($0.01)	$1.03	$0.20
Diluted earnings (loss) per unit attributable to Rayonier, L.P.	$0.53	($0.01)	$1.03	$0.20

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents, excluding Timber Funds	$419,604	$80,454
Cash and cash equivalents, Timber Funds	12,202	4,053
Total cash and cash equivalents	431,806	84,507
Restricted cash, Timber Funds (Note 22)	49,209	—
Accounts receivable, less allowance for doubtful accounts of $81 and $25	42,352	49,082
Inventory (Note 17)	18,592	10,594
Prepaid expenses	19,362	16,168
Assets held for sale (Note 23)	56,397	3,449
Other current assets	2,212	6,765
Total current assets	619,930	170,565
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,788,991	3,262,126
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 16)	110,592	108,518
PROPERTY, PLANT AND EQUIPMENT
Land	6,569	6,548
Buildings	31,028	31,024
Machinery and equipment	4,392	4,615
Construction in progress	710	452
Total property, plant and equipment, gross	42,699	42,639
Less — accumulated depreciation	(14,167)	(12,238)
Total property, plant and equipment, net	28,532	30,401
RESTRICTED CASH, EXCLUDING TIMBER FUNDS (NOTE 22)	625	2,975
RIGHT-OF-USE ASSETS	107,631	108,992
OTHER ASSETS	50,113	45,156
TOTAL ASSETS	$3,706,414	$3,728,733
LIABILITIES, REDEEMABLE OPERATING PARTNERSHIP UNITS AND CAPITAL
CURRENT LIABILITIES
Accounts payable	$27,989	$24,790
Current maturities of long-term debt, net, excluding Timber Funds (Note 9)	199,887	—
Accrued taxes	18,503	7,347
Accrued payroll and benefits	11,210	12,327
Accrued interest	12,555	6,325
Deferred revenue	19,899	11,112
Distribution payable, Timber Funds	49,209	—
Other current liabilities	28,983	29,234
Total current liabilities	368,235	91,135
LONG-TERM DEBT, NET, EXCLUDING TIMBER FUNDS (NOTE 9)	1,167,967	1,300,336
LONG-TERM DEBT, NET, TIMBER FUNDS (NOTE 9)	—	60,179
PENSION AND OTHER POSTRETIREMENT BENEFITS (NOTE 19)	22,173	23,344
LONG-TERM LEASE LIABILITY	99,275	100,251
OTHER NON-CURRENT LIABILITIES	115,749	160,722
COMMITMENTS AND CONTINGENCIES (NOTES 12 and 13)
REDEEMABLE OPERATING PARTNERSHIP UNITS (NOTE 6) 3,939,309 and 4,428,900 Units outstanding, respectively	140,555	130,121
CAPITAL
General partners’ capital	17,432	15,454
Limited partners’ capital	1,725,795	1,529,948
Accumulated other comprehensive loss (Note 21)	(32,834)	(71,345)
TOTAL CONTROLLING INTEREST CAPITAL	1,710,393	1,474,057
Noncontrolling interests in consolidated affiliates (Note 6)	82,067	388,588
TOTAL CAPITAL	1,792,460	1,862,645
TOTAL LIABILITIES, REDEEMABLE OPERATING PARTNERSHIP UNITS AND CAPITAL	$3,706,414	$3,728,733
See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Unaudited)
(Dollars in thousands, except share data)

	Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance, January 1, 2021	$15,454	$1,529,948	($71,345)	$388,588	$1,862,645
Net income	112	11,077	—	3,843	15,032
Distributions on units ($0.27 per unit)	(387)	(38,300)	—	—	(38,687)
Issuance of units under the “at-the-market” equity offering, net of commissions and offering costs of $197	367	36,341	—	—	36,708
Issuance of units under incentive stock plans	12	1,154	—	—	1,166
Stock-based compensation	22	2,134	—	—	2,156
Repurchase of units	(2)	(153)	—	—	(155)
Adjustment of Redeemable Operating Partnership Units	(126)	(12,458)	—	—	(12,584)
Conversion of units into common shares	47	4,668	—	—	4,715
Measurement period adjustment of noncontrolling interests in consolidated affiliates	—	—	—	655	655
Amortization of pension and postretirement plan liabilities	—	—	294	—	294
Foreign currency translation adjustment	—	—	(11,652)	(2,636)	(14,288)
Cash flow hedges	—	—	61,628	(627)	61,001
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(8,737)	(8,737)
Balance, March 31, 2021	$15,499	$1,534,411	($21,075)	$381,086	$1,909,921
Net income	590	58,369	—	4,461	63,420
Distributions on units ($0.27 per unit)	(391)	(38,744)	—	—	(39,135)
Issuance of units under the “at-the-market” equity offering, net of commissions and offering costs of $927	800	79,194	—	—	79,994
Issuance of units under incentive stock plans	33	3,292	—	—	3,325
Stock-based compensation	29	2,823	—	—	2,852
Repurchase of units	(15)	(1,438)	—	—	(1,453)
Adjustment of Redeemable Operating Partnership Units	(158)	(15,598)	—	—	(15,756)
Conversion of units into common shares	2	239	—	—	241
Measurement period adjustment of noncontrolling interests in consolidated affiliates	—	—	—	9,034	9,034
Amortization of pension and postretirement plan liabilities	—	—	294	—	294
Foreign currency translation adjustment	—	—	1,025	214	1,239
Cash flow hedges	—	—	(9,833)	(186)	(10,019)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(6,474)	(6,474)
Balance, June 30, 2021	$16,389	$1,622,548	($29,589)	$388,135	$1,997,483

Balance, June 30, 2021	$16,389	$1,622,548	($29,589)	$388,135	$1,997,483
Net income	780	77,261	—	32,471	110,512
Distributions on units ($0.27 per unit)	(401)	(39,695)	—	—	(40,096)
Issuance of units under the “at-the-market” equity offering, net of commissions and offering costs of $691	511	50,621	—	—	51,132
Issuance of units under incentive stock plans	2	181	—	—	183
Stock-based compensation	21	2,065	—	—	2,086
Repurchase of units	—	(6)	—	—	(6)
Adjustment of Redeemable Operating Partnership Units	7	685	—	—	692
Conversion of units into common shares	123	12,135	—	—	12,258
Disposition of noncontrolling interests in consolidated affiliates	—	—	—	(255,486)	(255,486)
Amortization of pension and postretirement plan liabilities	—	—	294	—	294
Foreign currency translation adjustment	—	—	(5,743)	(879)	(6,622)
Cash flow hedges	—	—	2,204	(493)	1,711
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(53,562)	(53,562)
Noncontrolling interests in consolidated affiliates redemption of unit equivalents	—	—	—	(28,119)	(28,119)
Balance, September 30, 2021	$17,432	$1,725,795	($32,834)	$82,067	$1,792,460

	Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance, January 1, 2020	$14,712	$1,456,471	($31,202)	$97,661	$1,537,642
Net income	259	25,595	—	567	26,421
Distributions on units ($0.27 per unit)	(349)	(34,464)	—	—	(34,813)
Issuance of units under incentive stock plans	1	65	—	—	66
Stock-based compensation	15	1,495	—	—	1,510
Repurchase of units	(32)	(3,120)	—	—	(3,152)
Amortization of pension and postretirement plan liabilities	—	—	217	—	217
Foreign currency translation adjustment	—	—	(33,894)	(10,129)	(44,023)
Cash flow hedges	—	—	(82,376)	(1,099)	(83,475)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(725)	(725)
Balance, March 31, 2020	$14,606	$1,446,042	($147,255)	$86,275	$1,399,668
Issuance of units associated with the merger with Pope Resources	1,724	170,694	—	—	172,418
Net income (loss)	20	1,934	—	(1,499)	455
Distributions on units ($0.27 per unit)	(382)	(37,775)	—	—	(38,157)
Issuance of units under incentive stock plans	2	220	—	—	222
Stock-based compensation	27	2,641	—	—	2,668
Repurchase of units	(15)	(1,557)	—	—	(1,572)
Adjustment of Redeemable Operating Partnership Units	(35)	(3,433)	—	—	(3,468)
Acquisition of noncontrolling interests in consolidated affiliates	—	—	—	372,381	372,381
Amortization of pension and postretirement plan liabilities	—	—	217	—	217
Foreign currency translation adjustment	—	—	17,872	5,386	23,258
Cash flow hedges	—	—	(8,306)	1,030	(7,276)
Distribution to noncontrolling interests in consolidated affiliates	—	—	—	(6,856)	(6,856)
Balance, June 30, 2020	$15,947	$1,578,766	($137,472)	$456,717	$1,913,958
Net loss	(8)	(775)	—	(8,715)	(9,498)
Distributions on units ($0.27 per unit)	(385)	(38,072)	—	—	(38,457)
Costs associated with the “At-the-Market” (ATM) program	(5)	(451)	—	—	(456)
Issuance of units under incentive stock plans	2	165	—	—	167
Stock-based compensation	20	1,945	—	—	1,965
Repurchase of units	—	(4)	—	—	(4)
Adjustment of Redeemable Operating Partnership Units	(73)	(7,264)	—	—	(7,337)
Conversion of units into common shares	—	27	—	—	27
Measurement period adjustment of noncontrolling interests in consolidated affiliates	—	—	—	(701)	(701)
Amortization of pension and postretirement plan liabilities	—	—	217	—	217
Foreign currency translation adjustment	—	—	9,160	3,316	12,476
Cash flow hedges	—	—	7,479	382	7,861
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(667)	(667)
Noncontrolling interests in consolidated affiliates redemption of unit equivalents	—	—	—	(28,403)	(28,403)
Balance, September 30, 2020	$15,498	$1,534,337	($120,616)	$421,929	$1,851,148

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net income	$188,963	$17,378
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	121,234	119,479
Non-cash cost of land and improved development	22,818	20,701
Stock-based incentive compensation expense	7,094	6,143
Deferred income taxes	7,618	10,267
Amortization of losses from pension and postretirement plans	881	652
Timber write-offs due to casualty events	—	15,203
Gain on sale of large disposition of timberlands	(44,800)	(28,655)
Gain on sale of Timber Funds III & IV	(3,729)	—
Gain on Fund II timberland dispositions	(35,951)	—
Other	12,161	(6,986)
Changes in operating assets and liabilities:
Receivables	3,192	(14,089)
Inventories	(1,081)	(2,310)
Accounts payable	3,350	6,553
All other operating activities	(4,306)	(6,352)
CASH PROVIDED BY OPERATING ACTIVITIES	277,444	137,984
INVESTING ACTIVITIES
Capital expenditures	(47,497)	(44,679)
Real estate development investments	(9,165)	(5,448)
Purchase of timberlands	(51,921)	(24,379)
Net proceeds from large disposition of timberlands	54,698	115,666
Net proceeds from sale of Timber Funds III & IV	31,068	—
Net proceeds from Fund II timberland dispositions	85,199	—
Cash consideration for merger with Pope Resources, net of cash acquired	—	(231,068)
Other	6,952	5,127
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	69,334	(184,781)
FINANCING ACTIVITIES
Issuance of debt	446,378	320,000
Repayment of debt	(420,000)	(132,000)
Distributions on units	(117,634)	(111,537)
Proceeds from the issuance of units under incentive stock plan	4,674	233
Proceeds from the issuance of units under the “at-the-market” (ATM) equity offering program, net of commissions and offering costs	166,549	(456)
Repurchase of units	(1,614)	(1,577)
Debt issuance costs	(4,829)	(2,483)
Repurchase of units made under repurchase program	—	(3,152)
Noncontrolling interests in consolidated affiliates redemption of shares	—	(5,113)
Distributions to noncontrolling interests in consolidated affiliates	(19,564)	(8,247)
Make-whole fee on NWFCS debt prepayment	(6,234)	—
CASH PROVIDED BY FINANCING ACTIVITIES	47,726	55,668
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(346)	(213)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	394,158	8,658
Balance, beginning of year	87,482	69,968
Balance, end of period	$481,640	$78,626

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest (a)	$24,680	$25,546
Income taxes	7,306	621
Non-cash investing activity:
Capital assets purchased on account	4,726	3,250
Non-cash financing activity:
Equity consideration for merger with Pope Resources	—	$172,640
Redeemable Operating Partnership Unit consideration for merger with Pope Resources	—	106,752

(a)Interest paid is presented net of patronage payments received of $6.8 million and $4.7 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. For additional information on patronage payments, see Note 8 — Debt in the 2020 Form 10-K.

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
On May 8, 2020, Rayonier, L.P. acquired Pope Resources and became the general partner of Pope Resources. As of September 30, 2021, the Company owned a 97.3% interest in the Operating Partnership, with the remaining 2.7% interest owned by limited partners of the Operating Partnership. As the sole general partner of the Operating Partnership, Rayonier Inc. has exclusive control of the day-to-day management of the Operating Partnership. Please see Note 2 - Merger with Pope Resources and Note 24 - Charges for Integration and Restructuring for further information pertaining to the merger.
SUMMARY OF UPDATES TO SIGNIFICANT ACCOUNTING POLICIES
For a full description of our other significant accounting policies, see Note 1 — Summary of Significant Accounting Policies in our 2020 Form 10-K.
DISPOSITION OF TIMBER FUNDS
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
On September 30, 2021, we sold approximately 13,000 acres of timberlands in Washington held by Fund II for $87.1 million. We classified the remaining portion of Fund II’s timber and timberland as assets held for sale in our Consolidated Balance Sheets as of September 30, 2021, as a process to liquidate Fund II had commenced. See Note 6 — Noncontrolling Interests, Note 23 — Assets Held for Sale and the subsequent events section of this note below for additional information.
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
SUBSEQUENT EVENTS
On October 5, 2021, we sold approximately 5,000 acres of Fund II timberland assets in Oregon for an aggregate purchase price of approximately $37.2 million. This sale will not have a material effect on our consolidated financial statements.
On November 1, 2021, we sold the remaining 13,000 acres of Fund II timberland assets in Oregon for an aggregate purchase price of approximately $32.5 million. This sale will not have a material effect on our consolidated financial statements. This transaction completes the liquidation of Fund II assets, with capital expected to be distributed to investors during the fourth quarter.

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
The total purchase price was as follows:

Cash consideration	$247,318
Equity consideration	172,640
Redeemable Operating Partnership Unit consideration	106,752
Fair value of Pope Resources units held by us (a)	11,211
Total purchase price	$537,921

(a)    Based on the closing price of Pope Resources units on the NASDAQ on May 7, 2020.
We recognized approximately $2.5 million, $13.5 million, and $0.4 million of merger-related costs that were expensed during the first, second and third quarters of 2020, respectively. See Note 24 — Charges for Integration and Restructuring for descriptions of the components of merger-related costs. The acquisition of Pope Resources was accounted for as a business combination under ASC 805, Business Combinations, (“ASC 805”). Pursuant to ASC 805, we recorded an allocation of the assets acquired and liabilities assumed in the merger with Pope Resources based on their fair values as of May 8, 2020. We completed our assessment of the fair value of the assets acquired and liabilities assumed within the one-year period from the date of acquisition. We recorded measurement period adjustments due to additional information received primarily related to higher and better use timberlands and real estate development investments, as well as timber and timberlands.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

As a result of refinements to the purchase price allocation, higher and better use timberlands increased by approximately $8.2 million. This includes development properties in the town of Port Gamble, Washington, development projects in Gig Harbor, Kingston, and Bremerton, Washington and various other assets. Additionally, refinements to the purchase price allocation resulted in an overall increase of $1.1 million to timber and timberlands, with the valuation of core timberlands decreasing by $15.5 million and Timber Funds timber and timberlands increasing by $16.6 million from the preliminary purchase price allocation reported in Note 2 - Merger with Pope Resources in the 2020 Form 10-K.
As a result of refinements to timberlands preliminarily recorded values, we recognized the following decreases in depletion expense during the nine months ended September 30, 2021:

	Nine months ended September 30, 2021
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
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The final allocation of purchase price to the identifiable assets acquired and liabilities assumed is as follows:

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
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Pursuant to ASC 805, unaudited supplemental pro forma results of operations for the three and nine months ended September 30, 2020, assuming the acquisition had occurred as of January 1, 2020, are presented below (in thousands, except per share and unit amounts):

	Three Months Ended	Nine Months Ended
	September 30, 2020
Sales	$198,975	$684,900

Net income attributable to Rayonier Inc.	($1,110)	$25,800
Basic earnings per share attributable to Rayonier Inc.	($0.01)	$0.19
Diluted earnings per share attributable to Rayonier Inc.	($0.01)	$0.19

Net income attributable to Rayonier, L.P.	($1,147)	$26,648
Basic earnings per unit attributable to Rayonier, L.P.	($0.01)	$0.19
Diluted earnings per unit attributable to Rayonier, L.P.	($0.01)	$0.19
The unaudited pro forma results include certain pro forma adjustments to net earnings that were directly attributable to the acquisition, assuming the acquisition had occurred on January 1, 2020, including the following:

•additional depletion expense that would have been recognized relating to the basis increase in the acquired Timber and Timberlands;
•adjustment to interest expense to reflect the removal of Pope Resources debt and the additional borrowings we incurred in conjunction with the acquisition; and
•a reduction in expenses for the three and nine months ended September 30, 2020 of $0.4 million and $31.6 million for acquisition-related transaction costs.
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
The following tables summarize the segment information for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
SALES	2021	2020	2021	2020
Southern Timber	$44,818	$47,653	$145,789	$147,402
Pacific Northwest Timber	31,513	28,885	108,357	86,131
New Zealand Timber	75,558	62,804	213,696	142,112
Timber Funds (a)	94,469	9,907	128,054	17,431
Real Estate (b)	93,375	28,791	178,409	197,364
Trading	25,583	22,201	76,795	65,505
Intersegment Eliminations (c)	(590)	(1,366)	(3,496)	(2,310)
Total	$364,726	$198,875	$847,604	$653,635

(a)The three and nine months ended September 30, 2021 include $75.4 million and $102.1 million, respectively, of sales attributable to noncontrolling interests in Timber Funds. Included in sales attributable to noncontrolling interests in Timber Funds for the three and nine months ended September 30, 2021 is $69.7 million from Fund II Timberland Dispositions attributable to noncontrolling interests in Timber Funds. The three and nine months ended September 30, 2021 also include $17.4 million from Fund II Timberland Dispositions attributable to Rayonier. The three and nine months ended September 30, 2020 include $7.7 million and $13.5 million of sales attributable to noncontrolling interests in Timber Funds.
(b)The three and nine months ended September 30, 2021 include $20.0 million and $56.0 million, respectively, from Large Dispositions. The nine months ended September 30, 2020 includes $116.0 million from a Large Disposition. Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have a demonstrable premium relative to timberland value.
(c)Primarily consists of the elimination of timberland investment management fees paid to us by the timber funds which are initially recognized as sales and cost of sales within the Timber Funds segment, as well as log marketing fees paid to our Trading segment from our Southern Timber and Pacific Northwest Timber segments for marketing log export sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended September 30,		Nine Months Ended September 30,
OPERATING INCOME (LOSS)	2021	2020	2021	2020
Southern Timber (a)	$12,778	$5,090	$47,105	$31,368
Pacific Northwest Timber	2,071	(1,825)	5,293	(9,453)
New Zealand Timber	13,302	10,720	47,959	21,142
Timber Funds (b)	41,285	(12,370)	44,778	(14,262)
Real Estate (c)	60,617	9,459	112,816	61,081
Trading	(33)	(557)	628	(474)
Corporate and Other (d)	(6,706)	(8,737)	(22,337)	(37,383)
Total Operating Income	123,314	1,780	236,242	52,019
Unallocated interest expense and other	(9,991)	(10,558)	(34,165)	(27,225)
Total Income before Income Taxes	$113,323	($8,778)	$202,077	$24,794

(a)The three and nine months ended September 30, 2020 includes $6.0 million of timber write-offs resulting from casualty events. Timber write-offs resulting from casualty events are recorded within the Consolidated Statements of Income and Comprehensive Income under the caption “Cost of sales”.
(b)The three and nine months ended September 30, 2021 include $30.5 million and $33.3 million, respectively, of operating income attributable to noncontrolling interests in Timber Funds. Included in operating income attributable to noncontrolling interests in Timber Funds for the three and nine months ended September 30, 2021 is a $28.8 million gain on Fund II Timberland Dispositions attributable to noncontrolling interests in Timber Funds. The three and nine months ended September 30, 2021 also include a $7.2 million gain on Fund II Timberland Dispositions attributable to Rayonier and a $3.7 million gain on investment in Timber Funds. The three and nine months ended September 30, 2020 include $10.3 million and $12.3 million, respectively, of operating loss attributable to noncontrolling interests in Timber Funds. Included in operating loss attributable to noncontrolling interests in Timber Funds for the three and nine months ended September 30, 2020 is $7.3 million related to timber write-offs resulting from casualty events attributable to noncontrolling interests in Timber Funds. The three and nine months ended September 30, 2020 also include $1.8 million of timber write-offs resulting from casualty events attributable to Rayonier. Timber write-offs resulting from casualty events are recorded within the Consolidated Statements of Income and Comprehensive Income under the caption “Cost of sales”.
(c)The three and nine months ended September 30, 2021 include $14.5 million and $44.8 million from Large Dispositions. The nine months ended September 30, 2020 includes $28.7 million from a Large Disposition.
(d)The three and nine months ended September 30, 2020 include $0.4 million and $16.4 million, respectively, of integration and restructuring costs related to the merger with Pope Resources. See Note 24 — Charges for Integration and Restructuring for additional details.

	Three Months Ended September 30,		Nine Months Ended September 30,
DEPRECIATION, DEPLETION AND AMORTIZATION	2021	2020	2021	2020
Southern Timber	$11,604	$14,954	$39,539	$48,368
Pacific Northwest Timber	10,479	10,912	38,795	32,221
New Zealand Timber	6,555	7,345	20,757	17,062
Timber Funds (a)	43,158	4,170	54,780	8,239
Real Estate (b)	6,797	5,527	16,889	47,950
Corporate and Other	316	375	892	1,011
Total	$78,909	$43,283	$171,652	$154,851

(a)The three and nine months ended September 30, 2021 include $34.4 million and $44.4 million, respectively, of depreciation, depletion and amortization attributable to noncontrolling interests in Timber Funds. Included in depreciation, depletion, and amortization attributable to noncontrolling interests in Timber Funds for the three and nine months ended September 30, 2021 is $32.5 million related to Fund II Timberland Dispositions attributable to noncontrolling interests in Timber Funds. The three and nine months ended September 30, 2021 also include $8.1 million related to Fund II Timberland Dispositions attributable to Rayonier. The three and nine months ended September 30, 2020 include $3.7 million and $7.2 million, respectively, of depreciation, depletion and amortization attributable to noncontrolling interests in Timber Funds.
(b)The three and nine months ended September 30, 2021 includes $5.0 million and $9.8 million, respectively, from Large Dispositions. The nine months ended September 30, 2020 includes $35.4 million from a Large Disposition.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended September 30,		Nine Months Ended September 30,
NON-CASH COST OF LAND AND IMPROVED DEVELOPMENT	2021	2020	2021	2020
Timber Funds (a)	$8,635	—	$8,635	—
Real Estate (b)	15,845	7,259	22,913	72,340
Total	$24,480	$7,259	$31,548	$72,340

(a)    The three and nine months ended September 30, 2021 includes $8.6 million of non-cash cost of land and improved development from Fund II Timberland Dispositions, of which $6.9 million was attributable to noncontrolling interests in Timber Funds and $1.7 million was attributable to Rayonier.
(b)    The nine months ended September 30, 2021 includes $0.1 million from Large Dispositions. The nine months ended September 30, 2020 includes $51.6 million from a Large Disposition.

4.    REVENUE
PERFORMANCE OBLIGATIONS
We recognize revenue when control of promised goods or services (“performance obligations”) is transferred to customers, in an amount that reflects the consideration expected in exchange for those goods or services (“transaction price”). We generally satisfy performance obligations within a year of entering into a contract and therefore have applied the disclosure exemption found under ASC 606-10-50-14. Unsatisfied performance obligations as of September 30, 2021 are primarily due to advances on stumpage contracts, unearned license revenue and post-closing obligations on real estate sales. These performance obligations are expected to be satisfied within the next twelve months. We generally collect payment within a year of satisfying performance obligations and therefore have elected not to adjust revenues for a financing component.
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
The following table summarizes revenue recognized during the three and nine months ended September 30, 2021 and 2020 that was included in the contract liability balance at the beginning of each year:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue recognized from contract liability balance at the beginning of the year (a)	$235	$690	$10,204	$10,296

(a)    Revenue recognized was primarily from hunting licenses and the use of advances on pay-as-cut timber sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables present our revenue from contracts with customers disaggregated by product type for the three and nine months ended September 30, 2021 and 2020:

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Elim.	Total
September 30, 2021
Pulpwood	$21,358	$2,116	$10,746	$127	—	$3,861	—	$38,208
Sawtimber	17,680	28,134	64,562	6,707	—	21,281	—	138,364
Hardwood	247	—	—	—	—	—	—	247
Total Timber Sales	39,285	30,250	75,308	6,834	—	25,142	—	176,819
License Revenue, Primarily from Hunting	4,588	298	161	11	—	—	—	5,058
Other Non-Timber/Carbon Revenue	945	965	89	25	—	—	—	2,024
Agency Fee Income	—	—	—	—	—	350	—	350
Fund II Timberland Dispositions	—	—	—	87,100	—	—	—	87,100
Total Non-Timber Sales	5,533	1,263	250	87,136	—	350	—	94,532
Improved Development	—	—	—	—	27,774	—	—	27,774
Unimproved Development	—	—	—	—	37,500	—	—	37,500
Rural	—	—	—	—	6,937	—	—	6,937
Timberland & Non-Strategic	—	—	—	—	44	—	—	44
Deferred Revenue/Other (a)	—	—	—	—	728	—	—	728
Large Dispositions	—	—	—	—	20,048	—	—	20,048
Total Real Estate Sales	—	—	—	—	93,031	—	—	93,031

Revenue from Contracts with Customers	44,818	31,513	75,558	93,970	93,031	25,492	—	364,382
Lease Revenue	—	—	—	—	344	—	—	344
Intersegment	—	—	—	499	—	91	(590)	—
Total Revenue	$44,818	$31,513	$75,558	$94,469	$93,375	$25,583	($590)	$364,726

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Elim.	Total
September 30, 2020
Pulpwood	$22,061	$1,963	$7,943	$227	—	$2,534	—	$34,728
Sawtimber	19,356	25,513	51,400	8,397	—	19,575	—	124,241
Hardwood	760	—	—	—	—	—	—	760
Total Timber Sales	42,177	27,476	59,343	8,624	—	22,109	—	159,729
License Revenue, Primarily from Hunting	4,461	252	60	(6)	—	—	—	4,767
Other Non-Timber/Carbon Revenue	1,015	1,157	3,401	15	—	—	—	5,588
Total Non-Timber Sales	5,476	1,409	3,461	9	—	—	—	10,355
Improved Development	—	—	—	—	1,344	—	—	1,344
Unimproved Development	—	—	—	—	—	—	—	—
Rural	—	—	—	—	23,245	—	—	23,245
Timberland & Non-Strategic	—	—	—	—	42	—	—	42
Conservation Easement	—	—	—	—	3,099	—	—	3,099
Deferred Revenue/Other (a)	—	—	—	—	737	—	—	737
Total Real Estate Sales	—	—	—	—	28,467	—	—	28,467

Revenue from Contracts with Customers	47,653	28,885	62,804	8,633	28,467	22,109	—	198,551
Lease Revenue	—	—	—	—	324	—	—	324
Intersegment	—	—	—	1,274	—	92	(1,366)	—
Total Revenue	$47,653	$28,885	$62,804	$9,907	$28,791	$22,201	($1,366)	$198,875

(a)    Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Nine Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Elim.	Total
September 30, 2021
Pulpwood	$66,941	$6,689	$32,555	$783	—	$9,372	—	$116,340
Sawtimber	58,335	97,647	180,339	36,433	—	66,146	—	438,900
Hardwood	1,920	—	—	—	—	—	—	1,920
Total Timber Sales	127,196	104,336	212,894	37,216	—	75,518	—	557,160
License Revenue, Primarily From Hunting	13,501	505	300	41	—	—	—	14,347
Other Non-Timber/Carbon Revenue	5,092	3,516	502	438	—	—	—	9,548
Agency Fee Income	—	—	—	—	—	1,040	—	1,040
Fund II Timberland Dispositions	—	—	—	87,100	—	—	—	87,100
Total Non-Timber Sales	18,593	4,021	802	87,579	—	1,040	—	112,035
Improved Development	—	—	—	—	47,366	—	—	47,366
Unimproved Development	—	—	—	—	37,500	—	—	37,500
Rural	—	—	—	—	36,999	—	—	36,999
Timberland & Non-Strategic	—	—	—	—	44	—	—	44
Conservation Easement	—	—	—	—	3,855	—	—	3,855
Deferred Revenue/Other (a)	—	—	—	—	(4,260)	—	—	(4,260)
Large Dispositions	—	—	—	—	56,048	—	—	56,048
Total Real Estate Sales	—	—	—	—	177,552	—	—	177,552

Revenue from Contracts with Customers	145,789	108,357	213,696	124,795	177,552	76,558	—	846,747
Lease Revenue	—	—	—	—	857	—	—	857
Intersegment	—	—	—	3,259	—	237	(3,496)	—
Total Revenue	$145,789	$108,357	$213,696	$128,054	$178,409	$76,795	($3,496)	$847,604

Nine Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Elim.	Total
September 30, 2020
Pulpwood	$74,239	$8,253	$18,545	$555	—	$7,527	—	$109,119
Sawtimber	55,224	75,255	117,157	14,701	—	57,493	—	319,830
Hardwood	1,752	—	—	—	—	—	—	1,752
Total Timber Sales	131,215	83,508	135,702	15,256	—	65,020	—	430,701
License Revenue, Primarily from Hunting	13,386	444	200	4	—	—	—	14,034
Other Non-Timber/Carbon Revenue	2,801	2,179	6,210	19	—	—	—	11,209
Agency Fee Income	—	—	—	—	—	327	—	327
Total Non-Timber Sales	16,187	2,623	6,410	23	—	327	—	25,570
Improved Development	—	—	—	—	7,771	—	—	7,771
Unimproved Development	—	—	—	—	8,426	—	—	8,426
Rural	—	—	—	—	52,876	—	—	52,876
Timberland & Non-Strategic	—	—	—	—	9,647	—	—	9,647
Conservation Easement	—	—	—	—	3,099	—	—	3,099
Deferred Revenue/Other (a)	—	—	—	—	(879)	—	—	(879)
Large Dispositions	—	—	—	—	116,027	—	—	116,027
Total Real Estate Sales	—	—	—	—	196,967	—	—	196,967

Revenue from Contracts with Customers	147,402	86,131	142,112	15,279	196,967	65,347	—	653,238
Lease Revenue	—	—	—	—	397	—	—	397
Intersegment	—	—	—	2,152	—	158	(2,310)	—
Total Revenue	$147,402	$86,131	$142,112	$17,431	$197,364	$65,505	($2,310)	$653,635

(a)    Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables present our timber sales disaggregated by contract type for the three and nine months ended September 30, 2021 and 2020:

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Trading	Total
September 30, 2021
Stumpage Pay-as-Cut	$12,335	—	—	$131	—	$12,466
Stumpage Lump Sum	392	1,846	—	—	—	2,238
Total Stumpage	12,727	1,846	—	131	—	14,704

Delivered Wood (Domestic)	19,515	28,404	20,614	6,703	817	76,053
Delivered Wood (Export)	7,043	—	54,694	—	24,325	86,062
Total Delivered	26,558	28,404	75,308	6,703	25,142	162,115

Total Timber Sales	$39,285	$30,250	$75,308	$6,834	$25,142	$176,819

September 30, 2020
Stumpage Pay-as-Cut	$14,518	—	—	$754	—	$15,272
Stumpage Lump Sum	310	472	—	—	—	782
Total Stumpage	14,828	472	—	754	—	16,054

Delivered Wood (Domestic)	21,976	27,004	20,127	7,870	362	77,339
Delivered Wood (Export)	5,373	—	39,216	—	21,747	66,336
Total Delivered	27,349	27,004	59,343	7,870	22,109	143,675

Total Timber Sales	$42,177	$27,476	$59,343	$8,624	$22,109	$159,729

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Nine Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Trading	Total
September 30, 2021
Stumpage Pay-as-Cut	$48,775	—	—	$328	—	$49,103
Stumpage Lump Sum	5,040	8,909	—	—	—	13,949
Total Stumpage	53,815	8,909	—	328	—	63,052

Delivered Wood (Domestic)	57,528	95,427	56,970	36,888	3,144	249,957
Delivered Wood (Export)	15,853	—	155,924	—	72,374	244,151
Total Delivered	73,381	95,427	212,894	36,888	75,518	494,108

Total Timber Sales	$127,196	$104,336	$212,894	$37,216	$75,518	$557,160

September 30, 2020
Stumpage Pay-as-Cut	$56,141	—	—	$1,285	—	$57,426
Stumpage Lump Sum	1,561	5,929	—	—	—	7,490
Total Stumpage	57,702	5,929	—	1,285	—	64,916

Delivered Wood (Domestic)	64,473	77,579	45,944	13,971	1,296	203,263
Delivered Wood (Export)	9,040	—	89,758	—	63,724	162,522
Total Delivered	73,513	77,579	135,702	13,971	65,020	365,785

Total Timber Sales	$131,215	$83,508	$135,702	$15,256	$65,020	$430,701

5.    LEASES
We lease commercial and residential properties primarily located in Port Gamble, Washington. Our leases are operating leases and primarily range between one and five years, and may be extended on a case by case basis. Income associated with commercial and residential property leases generally includes scheduled rent increases, but do not include variable payments based on indexes.
The following table details our lease income for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Income Components	2021	2020	2021	2020
Operating lease income	$344	$324	$857	$397
Total lease income	$344	$324	$857	$397

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

6.    NONCONTROLLING INTERESTS
NONCONTROLLING INTERESTS IN CONSOLIDATED AFFILIATES
Matariki Forestry Group
We maintain a 77% controlling financial interest in Matariki Forestry Group (the “New Zealand subsidiary”), a joint venture that owns or leases approximately 418,000 legal acres of New Zealand timberland. Accordingly, we consolidate the New Zealand subsidiary’s balance sheet and results of operations. Income attributable to the New Zealand subsidiary’s 23% noncontrolling interests is reflected as an adjustment to income in our Consolidated Statements of Income and Comprehensive Income under the caption “Net income attributable to noncontrolling interests in consolidated affiliates.” Rayonier New Zealand Limited (“RNZ”), a wholly-owned subsidiary, serves as the manager of the New Zealand subsidiary.

The following table sets forth the income attributable to the New Zealand subsidiary’s noncontrolling interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income attributable to noncontrolling interests in the New Zealand subsidiary	$2,006	$2,066	$7,716	$3,326
ORM Timber Fund II, Inc. (Fund II), ORM Timber Fund III LLC (Fund III), and ORM Timber Fund IV LLC. (Fund IV) (Collectively, the “Funds”)
Upon completion of the Pope Resources merger, we became the manager of three private equity timber funds, Fund II, Fund III, and Fund IV, consisting of 141,000 acres in the Pacific Northwest, and obtained ownership interests in the Funds of 20%, 5%, and 15%, respectively. Prior to the merger with Pope Resources, the Funds were formed by ORM LLC for the purpose of generating a return on investment through the acquisition, management, value enhancement and sale of timberland properties. Based upon an analysis under the variable interest entity guidance, we determined that we had the power to direct the activities that most significantly impacted the Funds’ economic success. Therefore, we were considered the primary beneficiary and were required under ASC 810 — Consolidation to consolidate the Funds. Income attributed to third-party investors is reflected as an adjustment to income in our Consolidated Statements of Income and Comprehensive Income under the caption “Net income attributable to noncontrolling interests in consolidated affiliates.”
On July 21, 2021, we sold the rights to manage Fund III and Fund IV, as well as our ownership interests in both funds to BTG Pactual’s Timberland Investment Group (TIG) for an aggregate purchase price of $35.9 million and recognized in our Consolidated Statements of Income and Comprehensive Income a gain on the sale of $3.7 million under the caption of other operating income (expense), net. Due to the sale of our rights to manage Fund III and Fund IV, we determined that we no longer have the power to direct the activities that most significantly impact the success of Fund III and Fund IV. As a result, Timber Fund III and IV balance sheets and results of operations are only included in our consolidated financial statements through the date of the sale.
As of September 30, 2021, we continue to manage and maintain a 20% ownership interest in Fund II, which is scheduled to terminate in March 2023. We continue to have the power to direct the activities that most significantly impact Fund II’s economic success. Therefore, we are considered the primary beneficiary and consolidate Fund II under ASC 810 — Consolidation. The obligations of Fund II do not have any recourse to the Company or the Operating Partnership and the assets of Fund II are not available to satisfy the Company or the Operating Partnership’s liabilities.

On September 30, 2021, we sold approximately 13,000 acres of Fund II timberland assets in Washington for an aggregate purchase price of $87.1 million and recognized a gain of $36.0 million, of which $7.2 million was attributable to Rayonier. Due to Timber Fund II distribution requirements, we classified the portion of proceeds from Fund II Timberland Dispositions attributable to noncontrolling interests as a current asset under the caption “Restricted Cash, Timber Funds” on our Consolidated Balance Sheets. Additionally, we recognized a current liability under the caption “Distribution payable, Timber Funds” and a corresponding decrease in “Noncontrolling Interests in Consolidated Affiliates” on our Consolidated Balance Sheets. We classified the remaining portion of Fund II’s timber

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

and timberland as “Assets Held for Sale in our Consolidated Balance Sheets as of September 30, 2021, as a process to liquidate Fund II had commenced. See Note 1 — Basis of Presentation, Note 22 — Restricted Cash and Note 23 — Assets Held for Sale for additional information.
Following the end of the third quarter, we completed the liquidation of Fund II assets through two additional timberland dispositions. See Note 1 - Basis of Presentation for additional information on the subsequent events.
The following table sets forth the income attributable to the Funds’ noncontrolling interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) attributable to noncontrolling interests in the Funds	$30,465	($10,627)	$32,929	($12,773)
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
Based upon an analysis under the variable interest entity guidance, we have the power to direct the activities that most significantly impact the Ferncliff Investor’s economic success. Therefore, we are considered the primary beneficiary and are required under ASC 810 — Consolidation to consolidate Ferncliff Investors. The obligations of Ferncliff Investors do not have any recourse to the Company or the Operating Partnership.
Bainbridge Landing LLC is considered a voting interests entity. Ferncliff Investors accounts for its interest in the joint venture entity under the equity method because neither it nor the other member can exercise control over Bainbridge Landing LLC.
The Ferncliff Investors joint venture agreement provides for liquidation rights and distribution priorities that are disproportionate to each member’s ownership interest. Due to the complex nature of cash distributions to members, net income of the joint venture is allocated to members, including us, using the Hypothetical Liquidation at Book Value (HLBV) method. Under the HLBV method, Ferncliff Investors income or loss is allocated to the members based on the period change in each member’s claim on the book value of net assets, excluding capital contributions and distributions made during the period.
The following table sets forth the income attributable to Ferncliff Investors’ noncontrolling interests:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income attributable to noncontrolling interests in Ferncliff Investors	—	($153)	$129	($199)
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

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table sets forth the Company’s noncontrolling interests in the Operating Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning noncontrolling interests in the Operating Partnership	$153,505	$110,220	$130,121	—
Issuances of Redeemable Operating Partnership Units	—	—	—	106,752
Adjustment of noncontrolling interests in the Operating Partnership	(1,746)	8,030	25,531	12,022
Conversions of Redeemable Operating Partnership Units to Common Shares	(12,258)	(27)	(17,214)	(27)
Net Income (Loss) attributable to noncontrolling interests in the Operating Partnership	2,210	(25)	4,303	195
Other Comprehensive (Loss) Income attributable to noncontrolling interests in the Operating Partnership	(92)	532	1,187	989
Distributions to noncontrolling interests in the Operating Partnership	(1,064)	(1,200)	(3,373)	(2,401)
Total noncontrolling interests in the Operating Partnership	$140,555	$117,530	$140,555	$117,530

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

7.    VARIABLE INTEREST ENTITIES
ORM Timber Fund II, Inc. (Fund II), ORM Timber Fund III LLC (Fund III), and ORM Timber Fund IV LLC. (Fund IV) (Collectively, the “Funds”)
As mentioned in Note 1 - Basis of Presentation and Note 6 — Noncontrolling Interests, we sold the rights to manage Fund III and Fund IV, as well as our ownership interests in both funds in July 2021. As a result, Timber Fund III and IV balance sheets and results of operations are only included in our consolidated financial statements through the date of the sale. As of September 30, 2021, we continue to maintain a 20% ownership interest in Fund II. Based on an analysis of the variable interest entity guidance, we have the power to direct the activities that most significantly impact Fund II’s economic success. Therefore, we are considered the primary beneficiary and are required under ASC 810 — Consolidation to consolidate Fund II. For further information on the Funds, see Note 6 — Noncontrolling Interests.
The assets, liabilities and equity of Fund II as of September 30, 2021, were as follows:

Timber Funds	September 30, 2021
Assets:
Cash and cash equivalents	$12,202
Restricted Cash, Timber Funds (Note 22)	49,209
Accounts receivable	513
Assets held for sale (Note 23) (a)	54,926
Other current assets	79
Total current assets	116,929
Other assets	23
Total assets	$116,952
Liabilities and Equity:
Accounts payable	$547
Intercompany payable (b)	160
Accrued taxes	71
Deferred revenue	164
Distribution payable, Timber Funds (c)	49,209
Other current liabilities	36
Total current liabilities	50,187
Funds’ equity	66,765
Total liabilities and equity	$116,952

(a)    Included in assets held for sale are timber and timberland assets.
(b)    Includes management fees and other expenses payable to the Operating Partnership. These amounts are eliminated in the Consolidated Balance Sheets.
(c)    Represents the portion of proceeds from Fund II Timberland Dispositions required to be distributed to noncontrolling interests.

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
The assets, liabilities and equity of Ferncliff Investors as of September 30, 2021, were as follows:

Ferncliff Investors	September 30, 2021
Assets:
Cash and cash equivalents	$391
Total current assets	391
Advances to real estate joint venture entity	1,000
Total assets	$1,391
Liabilities and Equity:
Total liabilities	$1,897
Ferncliff Investors’ equity	(506)
Total liabilities and equity	$1,391

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

8.    EARNINGS (LOSS) PER SHARE AND PER UNIT
The following table provides details of the calculations of basic and diluted earnings (loss) per common share of the Company:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021	2020
Earnings (Loss) per common share - basic
Numerator:
Net Income (Loss)	$110,512		($9,498)		$188,963	$17,378
Less: Net (income) loss attributable to noncontrolling interests in the Operating Partnership	(2,210)		25		(4,303)	(195)
Less: Net (income) loss attributable to noncontrolling interests in consolidated affiliates	(32,471)		8,715		(40,775)	9,647
Net income (loss) attributable to Rayonier Inc.	$75,831		($758)		$143,885	$26,830
Denominator:
Denominator for basic earnings (loss) per common share - weighted average shares	141,777,574		136,351,271		139,749,358	132,948,124
Basic earnings (loss) per common share attributable to Rayonier Inc.:	$0.53		($0.01)		$1.03	$0.20
Earnings (Loss) per common share - diluted
Numerator:
Net Income (loss)	$110,512		($9,498)		$188,963	$17,378
Less: Net (income) loss attributable to noncontrolling interests in consolidated affiliates	(32,471)		8,715		(40,775)	9,647
Less: Net loss attributable to noncontrolling interests in the Operating Partnership	—	(a)	25	(a)	—	—
Net income (loss) attributable to Rayonier Inc., before net income attributable to noncontrolling interests in the Operating Partnership	$78,041		($758)		$148,188	$27,025
Denominator:
Denominator for basic earnings (loss) per common share - weighted average shares	141,777,574		136,351,271		139,749,358	132,948,124
Add: Dilutive effect of:
Stock options	9,803		—		8,833	492
Performance shares, restricted shares and restricted stock units	520,737		—		361,596	159,018
Noncontrolling interests in Redeemable Operating Partnership Units	4,131,454		—	(a)	4,245,323	2,352,822
Denominator for diluted earnings per common share - adjusted weighted average shares	146,439,568		136,351,271		144,365,110	135,460,456
Diluted earnings (loss) per common share attributable to Rayonier Inc.:	$0.53		($0.01)		$1.03	$0.20

(a)    For the three months ended September 30, 2020, net loss attributable to noncontrolling interests in the Operating Partnership was included in the numerator for diluted earnings (loss) per share as the Company generated a net loss attributable to Rayonier Inc. during the quarter. Also, as a result of the net loss attributable to Rayonier Inc. during the three months ended September 30, 2020, the incremental shares related to noncontrolling interests in Redeemable Operating Partnership Units were excluded from the denominator of diluted loss per share.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Anti-dilutive shares excluded from the computations of diluted earnings (loss) per common share:
Stock options, performance shares, restricted shares, restricted stock units and noncontrolling interests in Redeemable Operating Partnership Units (a)	100,135	5,038,514	167,668	471,999
Total	100,135	5,038,514	167,668	471,999

(a)    For the three months ended September 30, 2020, the incremental shares related to stock options, performance shares, restricted shares, restricted stock units and noncontrolling interests in Redeemable Operating Partnership Units were not included in the computation of diluted loss per share as their inclusion would have had an anti-dilutive effect.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table provides details of the calculations of basic and diluted earnings (loss) per unit of the Operating Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Earnings (loss) per unit - basic
Numerator:
Net Income (Loss)	$110,512	($9,498)	$188,963	$17,378
Less: Net (income) loss attributable to noncontrolling interests in consolidated affiliates	(32,471)	8,715	(40,775)	9,647
Net income (loss) available to unitholders	$78,041	($783)	$148,188	$27,025
Denominator:
Denominator for basic earnings (loss) per unit - weighted average units	145,909,028	140,797,217	143,994,681	135,300,946
Basic earnings (loss) per unit attributable to Rayonier, L.P.:	$0.53	($0.01)	$1.03	$0.20
Earnings (Loss) per unit - diluted
Numerator:
Net Income (Loss)	$110,512	($9,498)	$188,963	$17,378
Less: Net (income) loss attributable to noncontrolling interests in consolidated affiliates	(32,471)	8,715	(40,775)	9,647
Net income (loss) available to unitholders	$78,041	($783)	$148,188	$27,025
Denominator:
Denominator for basic earnings (loss) per unit - weighted average units	145,909,028	140,797,217	143,994,681	135,300,946
Add: Dilutive effect of unit equivalents:
Stock options	9,803	—	8,833	492
Performance shares, restricted shares and restricted stock units	520,737	—	361,596	159,018
Denominator for diluted earnings (loss) per unit - adjusted weighted average units	146,439,568	140,797,217	144,365,110	135,460,456
Diluted earnings (loss) per unit attributable to Rayonier, L.P.:	$0.53	($0.01)	$1.03	$0.20

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Anti-dilutive unit equivalents excluded from the computations of diluted earnings (loss) per unit:
Stock options, performance shares, restricted shares and restricted stock units (a)	100,135	592,568	167,668	471,999
Total	100,135	592,568	167,668	471,999

(a)    For the three months ended September 30, 2020, the incremental unit equivalents related to stock options, performance shares, restricted shares and restricted stock units were not included in the computation of diluted loss per unit as their inclusion would have had an anti-dilutive effect.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

9.    DEBT
Our debt consisted of the following at September 30, 2021:

September 30, 2021
Debt, excluding Timber Funds:
Term Credit Agreement borrowings due 2028 at a variable interest rate of 1.7% at September 30, 2021 (a)	$350,000
Senior Notes due 2022 at a fixed interest rate of 3.75%	325,000
Senior Notes due 2031 at a fixed interest rate of 2.75%	450,000
Incremental Term Loan Agreement borrowings due 2026 at a variable interest rate of 1.7% at September 30, 2021 (b)	200,000
New Zealand subsidiary noncontrolling interests shareholder loan due 2025 at a fixed interest rate of 2.95%	23,739
New Zealand subsidiary noncontrolling interests shareholder loan due 2026 at a fixed interest rate of 3.64%	27,696
Total principal debt, excluding Timber Funds	1,376,435
Less: Unamortized discounts, excluding Timber Funds	(3,505)
Less: Current maturities of long-term debt, excluding Timber Funds	(199,887)
Less: Deferred financing costs, excluding Timber Funds	(5,076)
Total long-term debt, excluding Timber Funds	1,167,967
Total long-term debt, Timber Funds	—
Total long-term debt	$1,167,967

(a)    As of September 30, 2021, the periodic interest rate on the term credit agreement (the “Term Credit Agreement”) was LIBOR plus 1.600%. We estimate the effective fixed interest rate on the term loan facility to be approximately 3.1% after consideration of interest rate swaps and estimated patronage refunds.
(b)    As of September 30, 2021, the periodic interest rate on the incremental term loan (the “Incremental Term Loan Agreement”) was LIBOR plus 1.650%. We estimate the effective fixed interest rate on the incremental term loan facility to be approximately 2.4% after consideration of interest rate swaps and estimated patronage refunds.
Principal payments due during the next five years and thereafter are as follows:

	Excluding Timber Funds	Timber Funds	Total
2021	—	—	—
2022	325,000	—	325,000
2023	—	—	—
2024	—	—	—
2025	23,739	—	23,739
Thereafter	1,027,696	—	1,027,696
Total Debt	$1,376,435	—	$1,376,435

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
In May 2021, we repaid the $250 million outstanding under our 2020 Incremental Term Loan Agreement. We recognized a loss on early extinguishment of debt of $0.6 million, representing the write-off of unamortized deferred financing costs. The loss on early extinguishment of debt has been recognized in the Consolidated Statements of Income and Comprehensive Income under the caption “Interest and other miscellaneous income (expense), net.”
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
The Fourth Amendment to the Credit Agreement also provides for modifications to adjust the pricing grid under the credit agreement to decrease the applicable margin for our $300 million 2016 Incremental Term Loan Facility from LIBOR plus 1.900% to LIBOR plus 1.6500%. As a result of the debt modification, approximately $0.3 million in third-party expenses have been recognized in the Consolidated Statements of Income and Comprehensive Income under the caption “Interest and other miscellaneous income (expense), net.”
The 2021 Incremental Term Loan Facility provides us the ability to make an advance of $200 million on or before June 1, 2022. As of September 30, 2021, no advance has been made under this facility. We expect to use a future advance of $125 million under the 2021 Incremental Term Loan Facility to refinance a portion of the 3.750% Senior Notes due 2022 on a long-term basis, and as such, have excluded $125 million of principal from current maturities of long-term debt, net, in our Consolidated Balance Sheets. Any advance above $125 million may be used to repay other debt or for other general corporate purposes. We have deferred $0.3 million of commitment fees, which will be amortized to interest expense over the term of the access period, through June 1, 2022. Additionally, we deferred $0.2 million in debt issuance costs, which will be amortized to interest expense over the term of the facility, once any future advance is made.
In June 2021, we prepaid $100 million on the $300 million Incremental Term Loan Agreement. In connection with the partial prepayment, we recognized a loss on early extinguishment of debt of $0.1 million, representing the write-off of one-third of the unamortized deferred financing costs. The loss on early extinguishment of debt has been recorded in the Consolidated Statements of Income and Comprehensive Income under the caption “Interest and other miscellaneous income (expense), net.”
In September 2021, we repaid the $45 million outstanding under our credit facility with Northwest Farm Credit Services (NWFCS). We recognized a gain on early extinguishment of debt of $7.2 million, representing the net write-off of unamortized deferred financing costs and fair market value adjustments, partially offset by a $6.2 million loss related to a make-whole fee due to debt prepayment. The net gain on early extinguishment of debt of approximately $0.9 million has been recognized in the Consolidated Statements of Income and Comprehensive Income under the caption “Interest and other miscellaneous income (expense), net.”

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

During the nine months ended September 30, 2021, we made no borrowings or repayments on our Revolving Credit Facility. At September 30, 2021, we had available borrowings of $299.1 million under the Revolving Credit Facility, net of $0.9 million to secure our outstanding letters of credit.
U.S. Debt — Timber Funds
In July 2021, we sold the rights to manage Fund III and Fund IV, as well as our ownership interests in both funds for an aggregate purchase price of approximately $35.9 million and recognized a gain of $3.7 million, which was recorded in Other operating income (expense), net. Following the sale, the Fund III Mortgages Payable are no longer recognized in our Consolidated Balance Sheets as of September 30, 2021. See Note 6 — Noncontrolling Interests for more information regarding the Timber Funds.
In September 2021, we repaid the $25 million outstanding under our Fund II Mortgages Payable. We recognized a loss on early extinguishment of debt of $6 thousand, representing the write-off of unamortized deferred financing costs. The loss on early extinguishment of debt has been recognized in the Consolidated Statements of Income and Comprehensive Income under the caption “Interest and other miscellaneous income (expense), net.”
New Zealand Debt
In June 2021, the New Zealand subsidiary renewed its NZ$20 million working capital facility for an additional 12-month term. During the nine months ended September 30, 2021, the New Zealand subsidiary made no borrowings or repayments on its working capital facility. At September 30, 2021, the New Zealand subsidiary had NZ$20.0 million of available borrowings under its working capital facility.
In July 2021, the New Zealand subsidiary made a capital distribution to its partners on a pro rata basis in order to redeem certain equity interests, which was reinvested by the partners in shareholder loans to the New Zealand subsidiary. Our capital distribution and portion of the shareholder loan are eliminated in consolidation. The capital distribution to the minority shareholder and its reinvestment in the shareholder loan resulted in the recording of a loan payable by the New Zealand subsidiary in the amount of $28.1 million due in 2026 at a fixed interest rate of 3.64%. As of September 30, 2021, the outstanding balance on the shareholder loan due 2026 is $27.7 million. Except for changes in the New Zealand foreign exchange rate, there have been no adjustments to the carrying value of the shareholder loan since its inception. See Note 6 — Noncontrolling Interests for more information regarding the New Zealand subsidiary.
As of September 30, 2021, the outstanding balance on the shareholder loan due 2025 is $23.7 million. Except for changes in the New Zealand foreign exchange rate, there have been no adjustments to the carrying value of the shareholder loan since its inception. See Note 6 — Noncontrolling Interests for more information regarding the New Zealand subsidiary.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

DEBT COVENANTS — EXCLUDING TIMBER FUNDS
In connection with our $350 million Term Credit Agreement, $200 million Incremental Term Loan Agreement, $200 million 2021 Incremental Term Loan Facility and $300 million Revolving Credit Facility, customary covenants must be met, the most significant of which include interest coverage and leverage ratios.
The covenants listed below, which are the most significant financial covenants in effect as of September 30, 2021, are calculated on a trailing 12-month basis:

	Covenant Requirement	Actual Ratio	Favorable
Covenant EBITDA to consolidated interest expense should not be less than	2.5 to 1	11.6 to 1	9.1
Covenant debt to covenant net worth plus covenant debt shall not exceed	65%	44%	21%
    In addition to these financial covenants listed above, the Senior Notes due 2022, the Senior Notes due 2031, Term Credit Agreement, Incremental Term Loan Agreement, 2021 Incremental Term Loan Facility, and Revolving Credit Facility include customary covenants that limit the incurrence of debt and the disposition of assets, among others. At September 30, 2021, we were in compliance with all applicable covenants.

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
FOREIGN CURRENCY EXCHANGE AND OPTION CONTRACTS
The New Zealand subsidiary’s export sales are predominately denominated in U.S. dollars, and therefore its cash flows are affected by fluctuations in the exchange rate between the New Zealand dollar and the U.S. dollar. This exposure is partially managed by a natural currency hedge, as ocean freight payments and shareholder distributions are also paid in U.S. dollars. We manage any excess foreign exchange exposure through the use of derivative financial instruments. The New Zealand subsidiary typically hedges 50% to 90% of its estimated foreign currency exposure with respect to the following twelve months forecasted sales and purchases, less distributions, and up to 75% of the forward 12 to 18 months. Additionally, the New Zealand subsidiary will occasionally hedge up to 50% of its estimated foreign currency exposure with respect to the following 18 to 48 months forecasted sales and purchases, less distributions, when the New Zealand dollar is at a cyclical low versus the U.S. dollar. Foreign currency exposure from the New Zealand subsidiary’s trading operations is typically hedged based on the following three months forecasted sales and purchases. As of September 30, 2021, foreign currency exchange contracts had maturity dates through March 2023 and all previously existing foreign currency option contracts have expired.
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
INTEREST RATE SWAPS
During the second quarter of 2021, we terminated and cash settled $250 million in notional value of our interest rate swaps, maturing in 2030, in connection with the repayment of $250 million outstanding under the 2020 Incremental Term Loan. Upon termination of the swap, we received $6.8 million from our counterparty. As of September 30, 2021, there was $16.3 million gain recorded in accumulated other comprehensive loss in connection with the terminated interest rate swap, which will be reclassified to earnings through interest expense over the remaining life of the hedged items, as the originally hedged cash flows remain probable.
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

The following table contains information on the outstanding interest rate swaps as of September 30, 2021:

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
As of September 30, 2021, there was $17.8 million loss recorded in accumulated other comprehensive loss in connection with the settled treasury locks, which will be reclassified to earnings as interest expense over the life of the hedged item. For additional information regarding the expired treasury lock agreements, see Note 16 - Derivative Instruments and Hedging Activities in our 2020 Form 10-K.
INTEREST RATE SWAP LOCKS
Upon de-designation, we converted the above treasury lock agreements to interest rate swap lock agreements, which were designated and qualified as cash flow hedges. During the second quarter of 2020, we de-designated and partially cash settled $11.1 million of the interest rate swap locks and converted them into an interest rate swap agreement.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

As of September 30, 2021, there was $1.2 million loss recorded in accumulated other comprehensive loss in connection with settled interest rate swap locks, which will be reclassified to earnings as interest expense over the life of the hedged item. For additional information regarding the expired interest rate swap lock agreements, see Note 16 - Derivative Instruments and Hedging Activities in our 2020 Form 10-K.
FORWARD-STARTING INTEREST RATE SWAPS
During the second quarter of 2021, we de-designated and settled $325 million in notional value of our forward-starting interest rate swap, maturing in 2032, by converting it into a new forward-starting interest rate swap agreement. As of September 30, 2021, there was $9.9 million gain recorded in accumulated other comprehensive loss in connection with the converted forward-starting interest rate swap, which will be reclassified to earnings through interest expense over the remaining life of the hedged item.
The following table contains information on the outstanding forward-starting interest rate swaps as of September 30, 2021:

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

CARBON OPTIONS
The New Zealand subsidiary enters into carbon options from time to time to sell carbon assets. Changes in fair value of the carbon option contracts are recorded in “Interest and other miscellaneous income (expense), net” as the contracts do not qualify for hedge accounting treatment. As of September 30, 2021, all previously existing carbon option contracts have expired.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables demonstrate the impact, gross of tax, of our derivatives on the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2021 and 2020:

		Three Months Ended September 30,
	Income Statement Location	2021	2020
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive (loss) income	($2,618)	$1,946
Foreign currency option contracts	Other comprehensive (loss) income	(356)	358
Interest rate products	Other comprehensive (loss) income	1,288	2,417
	Interest expense	2,564	3,783

		Nine Months Ended September 30,
	Income Statement Location	2021	2020
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive (loss) income	($6,366)	$1,806
Foreign currency option contracts	Other comprehensive (loss) income	(1,514)	85
Interest rate products	Other comprehensive (loss) income	46,433	(91,203)
	Interest expense	11,935	6,951

Derivatives not designated as hedging instruments:
Carbon option contracts	Interest and other miscellaneous income (expense), net	—	563
During the next 12 months, the amount of the September 30, 2021 AOCI balance, net of tax, expected to be reclassified into earnings is a loss of approximately $11.7 million. The following table contains details of the expected reclassified amounts into earnings:

Amount expected to be reclassified into earnings in next 12 months
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	$139
Interest rate products	(11,842)
Total estimated loss on derivatives contracts	($11,703)

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table contains the notional amounts of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Notional Amount
	September 30, 2021	December 31, 2020
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	$144,000	$49,000
Foreign currency option contracts	—	28,000
Interest rate swaps	550,000	900,000
Forward-starting interest rate swaps	350,000	475,000

The following table contains the fair values of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Location on Balance Sheet	Fair Value Assets / (Liabilities) (a)
		September 30, 2021	December 31, 2020
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other current assets	$1,892	$4,968
	Other assets	7	1,050
	Other current liabilities	(1,699)	—
	Other non-current liabilities	(549)	—
Foreign currency option contracts	Other current assets	—	1,526
	Other current liabilities	—	(11)
Interest rate swaps	Other non-current liabilities	(24,178)	(51,580)
Forward-starting interest rate swaps	Other assets	11,206	513
	Other non-current liabilities	—	(13,042)

Total derivative contracts:
Other current assets		$1,892	$6,494
Other assets		11,213	1,563
Total derivative assets		$13,105	$8,057

Other current liabilities		(1,699)	(11)
Other non-current liabilities		(24,727)	(64,622)
Total derivative liabilities		($26,426)	($64,633)

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
The following table presents the carrying amount and estimated fair values of our financial instruments as of September 30, 2021 and December 31, 2020, using market information and what we believe to be appropriate valuation methodologies under GAAP:

	September 30, 2021			December 31, 2020
Asset (Liability) (a)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents, excluding Timber Funds	$419,604	$419,604	—	$80,454	$80,454	—
Cash and cash equivalents, Timber Funds	12,202	12,202	—	4,053	4,053	—
Restricted cash, Timber Funds (b)	49,209	49,209	—	—	—	—
Restricted cash, excluding Timber Funds (c)	625	625	—	2,975	2,975	—
Current maturities of long-term debt, excluding Timber Funds (d)	(199,887)	—	(201,440)	—	—	—
Long-term debt, excluding Timber Funds (d)	(1,167,967)	—	(1,173,657)	(1,300,336)	—	(1,313,631)
Long-term debt, Timber Funds (d)	—	—	—	(60,179)	—	(60,474)
Interest rate swaps (e)	(24,178)	—	(24,178)	(51,580)	—	(51,580)
Forward-starting interest rate swaps (e)	11,206	—	11,206	(12,529)	—	(12,529)
Foreign currency exchange contracts (e)	(349)	—	(349)	6,018	—	6,018
Foreign currency option contracts (e)	—	—	—	1,515	—	1,515
Noncontrolling Interests in the Operating Partnership (f)	140,555	140,555	—	130,121	130,121	—

(a)We did not have Level 3 assets or liabilities at September 30, 2021 and December 31, 2020.
(b)Restricted cash, Timber Funds represents the portion of proceeds from Fund II Timberland Dispositions required to be distributed to noncontrolling interests. See Note 22 — Restricted Cash for additional information.
(c)Restricted cash, excluding Timber Funds represents cash held in escrow. See Note 22 — Restricted Cash for additional information.
(d)The carrying amount of long-term debt is presented net of deferred financing costs, unamortized discounts and fair value adjustments on non-revolving debt. See Note 9 — Debt for additional information.
(e)See Note 10 — Derivative Financial Instruments and Hedging Activities for information regarding the Consolidated Balance Sheets classification of our derivative financial instruments.
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

12.    COMMITMENTS
At September 30, 2021, the future minimum payments under non-cancellable commitments were as follows:

	Environmental Remediation (a)	Development Projects (b)	Commitments (c)	Total
Remaining 2021	$255	$11,113	$3,328	$14,696
2022	1,534	13,695	14,254	29,483
2023	3,188	267	12,449	15,904
2024	3,188	267	9,366	12,821
2025	519	267	5,534	6,320
Thereafter	2,266	3,916	8,242	14,424
	$10,950	$29,525	$53,173	$93,648

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

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Changes in environmental and NRD liabilities from December 31, 2020 to September 30, 2021 are shown below:

Port Gamble, WA
Non-current portion at December 31, 2020	$10,615
Plus: Current portion	1,026
Total Balance at December 31, 2020	11,641
Expenditures charged to liabilities	(762)
Increase to liabilities	71
Total Balance at September 30, 2021	10,950
Less: Current portion	(1,095)
Non-current portion at September 30, 2021	$9,855

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

15.    GUARANTEES
We provide financial guarantees as required by creditors, insurance programs, and various governmental agencies.
As of September 30, 2021, the following financial guarantees were outstanding:

Financial Commitments (a)	Maximum Potential Payment
Standby letters of credit	$885
Surety bonds (b)	12,429
Total financial commitments	$13,314

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
Changes in higher and better use timberlands and real estate development investments from December 31, 2020 to September 30, 2021 are shown below:

	Higher and Better Use Timberlands and Real Estate Development Investments
	Land and Timber	Development Investments	Total
Non-current portion at December 31, 2020	$79,901	$28,617	$108,518
Plus: Current portion (a)	212	6,544	6,756
Total Balance at December 31, 2020	80,113	35,161	115,274
Non-cash cost of land and improved development	(11,566)	(6,956)	(18,522)
Amortization of parcel real estate development investments	—	(4,518)	(4,518)
Timber depletion from harvesting activities and basis of timber sold in real estate sales	(948)	—	(948)
Capitalized real estate development investments (b)	—	16,871	16,871
Capital expenditures (silviculture)	76	—	76
Intersegment transfers	8,179	—	8,179
Purchase price allocation adjustment (c)	8,238	—	8,238
Total Balance at September 30, 2021	84,092	40,558	124,650
Less: Current portion (a)	(601)	(13,457)	(14,058)
Non-current portion at September 30, 2021	$83,491	$27,101	$110,592

(a)The current portion of Higher and Better Use Timberlands and Real Estate Development Investments is recorded in Inventory. See Note 17 — Inventory for additional information.
(b)Capitalized real estate development investments include $0.4 million of capitalized interest and $7.7 million of parcel real estate development investments. Parcel real estate development investments represent investments made for specific lots and/or commercial parcels that are currently under contract or expected to be ready for market within a year.
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

17.    INVENTORY
As of September 30, 2021 and December 31, 2020, our inventory consisted entirely of finished goods, as follows:

	September 30, 2021	December 31, 2020
Finished goods inventory
Real estate inventory (a)	$14,058	$6,756
Log inventory	4,534	3,838
Total inventory	$18,592	$10,594

(a)Represents the cost of HBU real estate (including capitalized development investments) under contract to be sold. See Note 16 — Higher And Better Use Timberlands and Real Estate Development Investments for additional information.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

18.    OTHER OPERATING INCOME (EXPENSE), NET
Other operating income (expense), net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gain (loss) on foreign currency remeasurement, net of cash flow hedges	$1,379	($976)	$5,730	($2,263)
Gain on sale or disposal of property and equipment	—	19	93	26
Gain on investment in Timber Funds (a)	3,729	—	3,729	—
Log trading marketing fees	—	—	6	50
Costs related to the merger with Pope Resources (b)	—	(430)	—	(16,415)
Equity income (loss) related to Bainbridge Landing LLC joint venture (c)	36	(214)	241	(273)
Miscellaneous expense, net	(74)	(52)	(325)	(372)
Total	$5,070	($1,653)	$9,474	($19,247)

(a)    See Note 6 - Noncontrolling Interests and Note 7 - Variable Interest Entities for additional information on Timber Funds.
(b)    Includes legal, accounting, due diligence, consulting and other costs related to the merger with Pope Resources. See Note 2 - Merger with Pope Resources and Note 24 - Charges for Integration and Restructuring for additional information.
(c)    See Note 6 - Noncontrolling Interests and Note 7 - Variable Interest Entities for additional information on Ferncliff Investors.

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
We are not required to make mandatory 2021 pension contributions due to our plan’s improved funding status and have made no pension contribution payments during the three and nine months ended September 30, 2021.
The net pension and postretirement benefit (credits) costs that have been recorded are shown in the following table:

Components of Net Periodic Benefit (Credit) Cost	Income Statement Location	Pension		Postretirement
		Three Months Ended September 30,		Three Months Ended September 30,
		2021	2020	2021	2020
Service cost	Selling and general expenses	—	—	$2	$2
Interest cost	Interest and other miscellaneous income (expense), net	557	677	11	13
Expected return on plan assets (a)	Interest and other miscellaneous income (expense), net	(936)	(876)	—	—
Amortization of losses	Interest and other miscellaneous income (expense), net	288	215	5	2
Net periodic benefit (credit) cost		($91)	$16	$18	$17

Components of Net Periodic Benefit (Credit) Cost	Income Statement Location	Pension		Postretirement
		Nine Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Service cost	Selling and general expenses	—	—	$6	$5
Interest cost	Interest and other miscellaneous income (expense), net	1,671	2,029	34	38
Expected return on plan assets (a)	Interest and other miscellaneous income (expense), net	(2,809)	(2,628)	—	—
Amortization of losses	Interest and other miscellaneous income (expense), net	865	646	15	6
Net periodic benefit (credit) cost		($273)	$47	$55	$49

(a)The weighted-average expected long-term rate of return on plan assets used in computing 2021 net periodic benefit cost for pension benefits is 5.7%.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

20.    INCOME TAXES

Rayonier is a REIT under the Internal Revenue Code and therefore generally does not pay U.S. federal or state income tax. As of September 30, 2021, Rayonier owns a 97.3% interest in the Operating Partnership and conducts substantially all of its timberland operations through the Operating Partnership. The taxable income or loss generated by the Operating Partnership is passed through and reported to its unit holders (including the Company) on a Schedule K-1 for inclusion in each unitholder’s income tax return.
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
PROVISION FOR INCOME TAXES
The Company’s tax expense is principally related to corporate-level tax in New Zealand and non-resident withholding tax on repatriation of earnings from New Zealand. The following table contains the income tax expense recognized on the Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income tax expense	($2,811)	($720)	($13,114)	($7,416)
ANNUAL EFFECTIVE TAX RATE
The Company’s 2021 effective tax rate after discrete items is below the 21.0% U.S. statutory rate due to tax benefits associated with being a REIT. The following table contains the Company’s annualized effective tax rate after discrete items:

	Nine Months Ended September 30,
	2021	2020
Annualized effective tax rate after discrete items	6.4%	29.9%

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

21.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in AOCI by component for the nine months ended September 30, 2021 and the year ended December 31, 2020. All amounts are presented net of tax and exclude portions attributable to noncontrolling interests.

	Foreign currency translation (loss) gains	Net investment hedges of New Zealand subsidiary	Cash flow hedges		Employee benefit plans		Total Rayonier, L.P.	Allocation to Operating Partnership	Total Rayonier Inc.
Balance as of December 31, 2019	($226)	$1,321	($8,910)		($23,387)		($31,202)	—	($31,202)
Other comprehensive income (loss) before reclassifications	22,928	—	(71,644)		(1,794)		(50,510)	—	(50,510)
Amounts reclassified from accumulated other comprehensive loss	—	—	9,498		869	(b)	10,367	(2,540)	7,827
Net other comprehensive income (loss)	22,928	—	(62,146)		(925)		(40,143)	(2,540)	(42,683)
Balance as of December 31, 2020	$22,702	$1,321	($71,056)		($24,312)		($71,345)	($2,540)	($73,885)
Other comprehensive (loss) income before reclassifications	(16,369)	—	40,125	(a)	—		23,756	—	23,756
Amounts reclassified from accumulated other comprehensive loss	—	—	13,874		881	(b)	14,755	(1,186)	13,569
Net other comprehensive (loss) income	(16,369)	—	53,999		881		38,511	(1,186)	37,325
Balance as of September 30, 2021	$6,333	$1,321	($17,057)		($23,431)		($32,834)	($3,726)	($36,560)

(a)Includes $46.4 million of other comprehensive income related to interest rate swaps and forward-starting interest rate swaps. See Note 10 — Derivative Financial Instruments and Hedging Activities for additional information.
(b)This component of other comprehensive (loss) income is included in the computation of net periodic pension and post-retirement costs. See Note 19 — Employee Benefit Plans for additional information.
The following table presents details of the amounts reclassified in their entirety from AOCI to net income for the nine months ended September 30, 2021 and September 30, 2020:

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the income statement
	September 30, 2021	September 30, 2020
Realized loss (gain) on foreign currency exchange contracts	$2,322	($2,568)	Other operating income (expense), net
Realized loss on foreign currency option contracts	1,177	(15)	Other operating income (expense), net
Noncontrolling interests	(805)	594	Comprehensive (loss) income attributable to noncontrolling interests
Realized loss on interest rate contracts	11,935	6,951	Interest expense
Income tax effect from net (loss) gain on foreign currency contracts	(755)	557	Income tax expense
Net loss from accumulated other comprehensive income	$13,874	$5,519

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

22.    RESTRICTED CASH
Restricted cash, Timber Funds includes the portion of proceeds from Fund II Timberland Dispositions required to be distributed to noncontrolling interests. Restricted cash, excluding Timber Funds, includes cash balances held in escrow as collateral for certain contractual obligations related to our Richmond Hill development project as well as cash held in escrow for real estate sales.
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Consolidated Balance Sheets that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Cash and cash equivalents	$431,806	$78,151
Restricted cash, Timber Funds	49,209	—
Restricted cash, excluding Timber Funds (Held in escrow)	625	475
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$481,640	$78,626

23.    ASSETS HELD FOR SALE
Assets held for sale is composed of properties under contract and expected to be sold within 12 months that also meet the other relevant held-for-sale criteria in accordance with ASC 360-10-45-9. As of September 30, 2021 and December 31, 2020, the basis in properties meeting this classification was $56.4 million and $3.4 million, respectively. Since the basis in these properties was less than the fair value, including costs to sell, no impairment was recognized. Included in assets held for sale as of September 30, 2021 are $54.9 million of timber and timberland assets owned by ORM Timber Fund II, Inc., in which we maintain a 20% ownership interest.

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
A summary of the charges for integration and restructuring related to the merger with Pope Resources is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Termination benefits	—	$70	—	$651
Acceleration of share-based compensation related to qualifying terminations	—	92	—	324
Professional services	—	239	—	13,553
Other integration and restructuring costs	—	29	—	1,887
Total integration and restructuring charges related to the merger with Pope Resources	—	$430	—	$16,415

During the three and nine months ended September 30, 2020, we incurred $0.1 million and $0.7 million, respectively, in severance benefits related to restructuring associated with the Pope Resources merger. As of December 31, 2020, there was $0.1 million of accrued severance recorded within “Accrued Payroll and Benefits” in our Consolidated Balance Sheets. As of September 30, 2021, all severance associated with the merger with Pope Resources has been paid.
25.    RELATED PARTY
In January 2020, we entered into an agreement to sell developed lots to Mattamy Jacksonville LLC, a wholly owned subsidiary of Mattamy Homes, for an aggregate base purchase price of $4.45 million (subject to multiple takedowns over a 2 year period), plus additional consideration as to each lot to the extent the ultimate sales price of each finished home exceeds agreed price thresholds (the “Mattamy Contract”). In May 2021, we entered into an amendment to the original agreement, which sells additional lots to Mattamy for an aggregate base purchase price of $1.0 million. The Mattamy contract also includes marketing fee revenue based on a percentage of the sales price of each finished home.
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
The following table demonstrates the impact, gross of tax, of our related party transactions on the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended:

		Three Months Ended September 30,		Nine Months Ended September 30,
Related Party Transaction	Location on Statement of Income and Comprehensive Income	2021	2020	2021	2020
Mattamy Contract	Sales	$1,022	—	$2,510	—

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

OUR COMPANY
    We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive softwood timber growing regions in the United States and New Zealand. We invest in timberlands and actively manage them to provide current income and attractive long-term returns to our shareholders. We conduct our business through an umbrella partnership real estate investment trust (“UPREIT”) structure in which our assets are owned by our Operating Partnership and its subsidiaries. Rayonier manages the Operating Partnership as its sole general partner. Our revenues, operating income and cash flows are primarily derived from the following core business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Timber Funds, Real Estate, and Trading. As of September 30, 2021, we owned or leased under long-term agreements approximately 2.6 million acres of timberlands located in the U.S. South (1.74 million acres), U.S. Pacific Northwest (490,000 acres) and New Zealand (418,000 gross acres or 297,000 net plantable acres). We also act as the managing member in a private equity timber fund business with one fund comprising approximately 18,000 acres. On a “look-through basis,” our ownership in the timber fund business equates to approximately 4,000 acres.
Following the end of the third quarter, we completed the liquidation of Fund II assets through two additional timberland dispositions. See Note 1 - Basis of Presentation for additional information on the subsequent events.
SEGMENT INFORMATION
    The Southern Timber, Pacific Northwest Timber, New Zealand Timber, and Timber Funds segments include all activities related to the harvesting of timber and other non-timber income activities, such as the licensing of properties for hunting, the leasing of properties for mineral extraction and cell towers, and carbon credit sales. Our New Zealand operations are conducted by Matariki Forestry Group, a joint venture (the “New Zealand subsidiary”), in which we maintain a 77% ownership interest. The Timber Funds segment operations are managed by ORM LLC, a subsidiary acquired in the merger with Pope Resources. On July 21, 2021, we sold the rights to manage Fund III and Fund IV, as well as our ownership interests in both funds. As of September 30, 2021, we own approximately 20% of Fund II, but had commenced a process to liquidate Fund II assets. When referring to our proportionate ownership share of the Timber Funds segment, we will refer to the sums as “look-through” totals. See Note 6 - Noncontrolling Interests for additional information regarding our noncontrolling interests in the New Zealand Timber and Timber Funds segments.
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
ENVIRONMENTAL MATTERS
For a full description of our environmental matters, see Item 1 - “Business” in our Annual Report on Form 10-K for the year ended December 31, 2020 and our sustainability report located at our Responsible Stewardship webpage.

INDUSTRY AND MARKET CONDITIONS
    The demand for timber is directly related to the underlying demand for pulp, paper, packaging, lumber and other wood products. The significant majority of timber sold in our Southern Timber segment is consumed domestically. With a higher proportion of pulpwood, our Southern Timber segment relies heavily on downstream markets for pulp and paper, and to a lesser extent wood pellet markets. Our Pacific Northwest Timber and Timber Funds segments rely primarily on domestic customers but also export a significant volume of timber, particularly to China. The Southern Timber, Pacific Northwest Timber and Timber Funds segments rely on the strength of U.S. lumber markets as well as underlying housing starts. Our New Zealand Timber segment sells timber to domestic New Zealand wood products mills and also exports a significant portion of its volume to markets in China, South Korea and India. In addition to market dynamics in the Pacific Rim, the New Zealand Timber segment is subject to foreign exchange fluctuations, which can impact the operating results of the segment in U.S. dollar terms.
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

DISCUSSION OF TIMBER INVENTORY AND SUSTAINABLE YIELD
    See Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield in our 2020 Form 10-K.
OUR TIMBERLANDS
    Our timber operations are comprised of our core timberland holdings, which are disaggregated into three geographically distinct reporting segments: Southern Timber, Pacific Northwest Timber and New Zealand Timber in addition to our timber fund holdings, which represents our ownership in Timber Fund II. The following tables provide a breakdown of our timberland holdings as of September 30, 2021 and December 31, 2020:

Core Timberland Holdings
(acres in 000s)	As of September 30, 2021			As of December 31, 2020
	Owned	Leased	Total	Owned	Leased	Total
Southern
Alabama	223	14	237	223	14	237
Arkansas	—	6	6	—	6	6
Florida	349	56	405	327	61	388
Georgia	603	64	667	602	71	673
Louisiana	140	—	140	140	—	140
Oklahoma	92	—	92	92	—	92
South Carolina	16	—	16	16	—	16
Texas	176	—	176	181	—	181
	1,599	140	1,739	1,581	152	1,733

Pacific Northwest
Oregon	61	—	61	61	—	61
Washington	425	4	429	442	4	446
	486	4	490	503	4	507

New Zealand (a)	187	231	418	185	232	417
Total	2,272	375	2,647	2,269	388	2,657

(a)Represents legal acres owned and leased by the New Zealand subsidiary, in which we own a 77% interest. As of September 30, 2021, legal acres in New Zealand consisted of 297,000 plantable acres and 121,000 non-productive acres.

Timber Fund Holdings (a)
(acres in 000s)	As of September 30, 2021		As of December 31, 2020
	Total	Look-through	Total	Look-through
Timber Funds
Oregon (b)	18	4	51	7
Washington	—	—	71	9
California	—	—	19	1
Total	18	4	141	17

(a)On July 21, 2021, we sold the rights to manage Fund III and Fund IV, as well as our ownership interests in both funds, for an aggregate purchase price of $35.9 million, and on September 30, 2021, we sold approximately 13,000 acres of Fund II timberland assets in Washington for an aggregate purchase price of $87.1 million. See Note 1 - Basis of Presentation and Note 6 - Noncontrolling Interests for additional information.
(b)On October 5, 2021, we sold approximately 5,000 acres of Fund II timberland assets in Oregon for an aggregate purchase price of approximately $37.2 million. On November 1, 2021, we sold the remaining 13,000 acres of Fund II timberland assets in Oregon for an aggregate purchase price of $32.5 million. This transaction completes the liquidation of Fund II assets, with capital expected to be distributed to investors in the fourth quarter. See Note 1 - Basis of Presentation for additional information on these subsequent events.

Total Timberland under Management
(acres in 000s)	As of September 30, 2021	As of December 31, 2020
	Total	Total
Southern	1,739	1,733
Pacific Northwest	490	507
New Zealand	418	417
Timber Funds (a)(b)	18	141
Total	2,665	2,798

(a)On July 21, 2021, we sold the rights to manage Fund III and Fund IV, as well as our ownership interests in both funds, for an aggregate purchase price of $35.9 million, and on September 30, 2021, we sold approximately 13,000 acres of Fund II timberland assets in Washington for an aggregate purchase price of $87.1 million. See Note 1 - Basis of Presentation and Note 6 - Noncontrolling Interests for additional information.
(b)On October 5, 2021, we sold approximately 5,000 acres of Fund II timberland assets in Oregon for an aggregate purchase price of approximately $37.2 million. On November 1, 2021, we sold the remaining 13,000 acres of Fund II timberland assets in Oregon for an aggregate purchase price of $32.5 million. This transaction completes the liquidation of Fund II assets, with capital expected to be distributed to investors in the fourth quarter. See Note 1 - Basis of Presentation for additional information on these subsequent events.

The following tables detail activity for owned and leased acres in our core timberland holdings by state from December 31, 2020 to September 30, 2021:

(acres in 000s)	Acres Owned
	December 31, 2020	Acquisitions	Sales	Other	September 30, 2021
Southern
Alabama	223	—	—	—	223
Florida	327	23	(1)	—	349
Georgia	602	9	(8)	—	603
Louisiana	140	—	—	—	140
Oklahoma	92	—	—	—	92
South Carolina	16	—	—	—	16
Texas	181	—	(5)	—	176
	1,581	32	(14)	—	1,599

Pacific Northwest
Oregon	61	—	—	—	61
Washington	442	—	(17)	—	425
	503	—	(17)	—	486

New Zealand (a)	185	2	—	—	187
Total	2,269	34	(31)	—	2,272

(a)Represents legal acres owned by the New Zealand subsidiary, in which we have a 77% interest.

(acres in 000s)	Acres Leased
	December 31, 2020	New Leases	Sold/Expired Leases (a)	Other (b)	September 30, 2021
Southern
Alabama	14	—	—	—	14
Arkansas	6	—	—	—	6
Florida	61	—	(3)	(2)	56
Georgia	71	—	(1)	(6)	64
	152	—	(4)	(8)	140

Pacific Northwest
Washington (c)	4	—	—	—	4

New Zealand (d)	232	—	(1)	—	231
Total	388	—	(5)	(8)	375

(a)Includes acres previously under lease that have been harvested and activity for the relinquishment of leased acres.
(b)Includes acres previously under lease that we have acquired as fee ownership.
(c)Primarily timber reservations acquired in the merger with Pope Resources.
(d)Represents legal acres leased by the New Zealand subsidiary, in which we have a 77% interest.

The following table details activity in our timber fund holdings by state from December 31, 2020 to September 30, 2021:

(acres in 000s)	Acres Owned
	December 31, 2020	Acquisitions	Sales	Other	September 30, 2021
Fund II (a)(b)
Oregon	18	—	—	—	18
Washington	13	—	(13)	—	—
Total Fund II	31	—	(13)	—	18
Look-through share of Fund II	6	—	(2)	—	4

Fund III (a)
Oregon	13	—	(13)	—	—
Washington	25	—	(25)	—	—
California	19	—	(19)	—	—
Total Fund III	57	—	(57)	—	—
Look-through share of Fund III	3	—	(3)	—	—

Fund IV (a)
Oregon	20	—	(20)	—	—
Washington	33	—	(33)	—	—
Total Fund IV	53	—	(53)	—	—
Look-through share of Fund IV	8	—	(8)	—	—

Total Timber Funds	141	—	(123)	—	18
Look-through share of Funds	17	—	(13)	—	4

(a)On July 21, 2021, we sold the rights to manage Fund III and Fund IV, as well as our ownership interests in both funds, for an aggregate purchase price of $35.9 million, and on September 30, 2021, we sold approximately 13,000 acres of Fund II timberland assets in Washington for an aggregate purchase price of $87.1 million. See Note 1 - Basis of Presentation and Note 6 - Noncontrolling Interests for additional information.
(b)On October 5, 2021, we sold approximately 5,000 acres of Fund II timberland assets in Oregon for an aggregate purchase price of approximately $37.2 million. On November 1, 2021, we sold the remaining 13,000 acres of Fund II timberland assets in Oregon for an aggregate purchase price of $32.5 million. This transaction completes the liquidation Fund II assets, with capital expected to be distributed to investors in the fourth quarter. See Note 1 - Basis of Presentation for additional information on these subsequent events.

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS
The following table provides key financial information by segment and on a consolidated basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
Financial Information (in millions)	2021	2020	2021	2020
Sales
Southern Timber	$44.8	$47.7	$145.8	$147.4
Pacific Northwest Timber	31.5	28.9	108.4	86.1
New Zealand Timber	75.6	62.8	213.7	142.1
Timber Funds (a)	94.5	9.9	128.1	17.4
Real Estate
Improved Development	27.8	1.3	47.4	7.8
Unimproved Development	37.5	—	37.5	8.4
Rural	6.9	23.2	37.0	52.9
Timberland & Non-Strategic	—	—	—	9.6
Conservation Easement	—	3.1	3.9	3.1
Deferred Revenue/Other (b)	1.1	1.1	(3.4)	(0.5)
Large Dispositions	20.0	—	56.0	116.0
Total Real Estate	93.4	28.8	178.4	197.4
Trading	25.6	22.2	76.8	65.5
Intersegment Eliminations	(0.7)	(1.4)	(3.6)	(2.3)
Total Sales	$364.7	$198.9	$847.6	$653.6

Operating Income (Loss)
Southern Timber	$12.8	$5.1	$47.1	$31.4
Pacific Northwest Timber	2.1	(1.8)	5.3	(9.5)
New Zealand Timber	13.3	10.7	48.0	21.1
Timber Funds (a)	41.3	(12.4)	44.8	(14.3)
Real Estate (b)(c)	60.6	9.5	112.8	61.1
Trading	—	(0.6)	0.6	(0.5)
Corporate and Other	(6.7)	(8.7)	(22.3)	(37.3)
Operating Income	123.3	1.8	236.2	52.0
Interest expense, interest income and other	(10.0)	(10.6)	(34.1)	(27.2)
Income tax expense	(2.8)	(0.7)	(13.1)	(7.4)
Net Income (Loss)	110.5	(9.5)	189.0	17.4
Less: Net (income) loss attributable to noncontrolling interests in consolidated affiliates (d)	(32.5)	8.7	(40.8)	9.6
Net Income (Loss) Attributable to Rayonier, L.P.	$78.0	($0.8)	$148.2	$27.0
Less: Net income attributable to noncontrolling interests in the Operating Partnership	(2.2)	—	(4.3)	(0.2)
Net Income (Loss) Attributable to Rayonier Inc.	$75.8	($0.8)	$143.9	$26.8

Adjusted EBITDA (e)
Southern Timber	$24.4	$26.1	$86.6	$85.8
Pacific Northwest Timber	12.5	9.1	44.1	22.8
New Zealand Timber	19.9	18.1	68.7	38.2
Timber Funds	0.5	0.2	2.8	0.8
Real Estate	63.8	22.2	97.9	65.7
Trading	—	(0.6)	0.6	(0.5)
Corporate and Other	(6.4)	(7.9)	(21.4)	(19.9)
Total Adjusted EBITDA	$114.6	$67.2	$279.4	$192.9

(a)The three and nine months ended September 30, 2021 includes sales and operating income of $87.1 million and $36.0 million, respectively, from Fund II Timberland Dispositions.
(b)Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.
(c)The three and nine months ended September 30, 2021 includes $14.5 million and $44.8 million, respectively, from Large Dispositions. The nine months ended September 30, 2020 includes $28.7 million from a Large Disposition.
(d)The three and nine months ended September 30, 2021 includes a $28.8 million gain from Fund II Timberland Dispositions.
(e)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended September 30,		Nine Months Ended September 30,
Southern Timber Overview	2021	2020	2021	2020
Sales Volume (in thousands of tons)
Pine Pulpwood	793	881	2,524	3,017
Pine Sawtimber	378	551	1,532	1,728
Total Pine Volume	1,171	1,432	4,056	4,746
Hardwood	14	51	109	116
Total Volume	1,185	1,483	4,165	4,862

Percentage Delivered Sales	47%	46%	40%	39%
Percentage Stumpage Sales	53%	54%	60%	61%

Net Stumpage Pricing (dollars per ton)
Pine Pulpwood	$19.14	$15.50	$18.25	$15.86
Pine Sawtimber	28.06	25.02	27.62	25.79
Weighted Average Pine	$22.02	$19.16	$21.79	$19.48
Hardwood	10.94	11.03	14.64	11.40
Weighted Average Total	$21.88	$18.88	$21.60	$19.28

Summary Financial Data (in millions of dollars)
Timber Sales	$39.3	$42.2	$127.2	$131.2
Less: Cut, Haul & Freight	(13.4)	(14.2)	(37.2)	(37.5)
Net Stumpage Sales	$25.9	$28.0	$90.0	$93.7

Non-Timber Sales	5.5	5.5	18.6	16.2
Total Sales	$44.8	$47.7	$145.8	$147.4

Operating Income	$12.8	$5.1	$47.1	$31.4
(+) Timber write-offs resulting from casualty events (a)	—	6.0	—	6.0
(+) Depreciation, depletion and amortization	11.6	15.0	39.5	48.4
Adjusted EBITDA (b)	$24.4	$26.1	$86.6	$85.8

Other Data
Period-End Acres (in thousands)	1,739	1,749	1,739	1,749

(a)Timber write-offs resulting from casualty events include the write-off of merchantable and pre-merchantable timber volume destroyed by casualty events that cannot be salvaged.
(b)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended September 30,		Nine Months Ended September 30,
Pacific Northwest Timber Overview	2021	2020	2021	2020
Sales Volume (in thousands of tons)
Pulpwood	66	62	216	231
Sawtimber	279	284	1,066	976
Total Volume	346	346	1,282	1,207

Sales Volume (converted to MBF)
Pulpwood	6,281	5,912	20,409	21,853
Sawtimber	37,239	38,892	138,155	129,144
Total Volume	43,520	44,804	158,564	150,997

Percentage Delivered Sales	89%	95%	86%	89%
Percentage Sawtimber Sales	81%	82%	83%	81%

Delivered Log Pricing (in dollars per ton)
Pulpwood	$31.34	$32.12	$29.86	$36.01
Sawtimber	107.56	93.34	97.79	81.01
Weighted Average Log Price	$92.67	$82.44	$86.08	$72.06

Summary Financial Data (in millions of dollars)
Timber Sales	$30.2	$27.5	$104.3	$83.5
Less: Cut and Haul	(12.0)	(12.4)	(42.4)	(41.0)
Net Stumpage Sales	$18.3	$15.1	$61.9	$42.5

Non-Timber Sales	1.3	1.4	4.0	2.6
Total Sales	$31.5	$28.9	$108.4	$86.1

Operating Income (Loss)	$2.1	($1.8)	$5.3	($9.5)
(+) Depreciation, depletion and amortization	10.5	10.9	38.8	32.2
Adjusted EBITDA (a)	$12.5	$9.1	$44.1	$22.8

Other Data
Period-End Acres (in thousands)	490	507	490	507
Sawtimber (in dollars per MBF)	$803	$677	$758	$621
Estimated Percentage of Export Volume	20%	9%	16%	10%

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended September 30,		Nine Months Ended September 30,
New Zealand Timber Overview	2021	2020	2021	2020
Sales Volume (in thousands of tons)
Domestic Pulpwood (Delivered)	114	136	324	343
Domestic Sawtimber (Delivered)	185	220	517	497
Export Pulpwood (Delivered)	43	38	146	82
Export Sawtimber (Delivered)	326	381	973	863
Total Volume	668	776	1,960	1,786

Delivered Log Pricing (in dollars per ton)
Domestic Pulpwood	$43.35	$34.71	$42.29	$33.65
Domestic Sawtimber	85.00	70.24	83.79	69.30
Export Sawtimber	149.68	94.42	140.89	95.86
Weighted Average Log Price	$112.65	$76.50	$108.63	$75.99

Summary Financial Data (in millions of dollars)
Timber Sales	$75.3	$59.3	$212.9	$135.7
Less: Cut and Haul	(23.3)	(23.8)	(69.3)	(54.6)
Less: Port and Freight Costs	(26.6)	(13.3)	(61.7)	(29.8)
Net Stumpage Sales	$25.4	$22.2	$81.8	$51.3

Non-Timber Sales / Carbon Credits	0.2	3.5	0.8	6.4
Total Sales	$75.6	$62.8	$213.7	$142.1

Operating Income	$13.3	$10.7	$48.0	$21.1
(+) Depreciation, depletion and amortization	6.6	7.3	20.8	17.1
Adjusted EBITDA (a)	$19.9	$18.1	$68.7	$38.2

Other Data
New Zealand Dollar to U.S. Dollar Exchange Rate (b)	0.7017	0.6614	0.7125	0.6459
Net Plantable Period-End Acres (in thousands)	297	296	297	296
Export Sawtimber (in dollars per JAS m3)	$174.03	$109.78	$163.81	$111.46
Domestic Sawtimber (in $NZD per tonne)	$133.26	$116.83	$129.35	$118.02

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.
(b)Represents the period-average rate.

	Three Months Ended September 30,		Nine Months Ended September 30,
Real Estate Overview	2021	2020	2021	2020
Sales (in millions of dollars)
Improved Development	$27.8	$1.3	$47.4	$7.8
Unimproved Development	37.5	—	37.5	8.4
Rural	6.9	23.2	37.0	52.9
Timberland & Non-Strategic	—	—	—	9.6
Conservation Easement	—	3.1	3.9	3.1
Deferred Revenue/Other (a)	1.1	1.1	(3.4)	(0.5)
Large Dispositions (b)	20.0	—	56.0	116.0
Total Sales	$93.4	$28.8	$178.4	$197.4

Acres Sold
Improved Development	479.0	4.1	768.8	126.1
Unimproved Development	359	—	359	570
Rural	3,260	10,482	13,379	18,816
Timberland & Non-Strategic	34	75	34	11,983
Large Dispositions (b)	8,088	—	16,622	66,946
Total Acres Sold	12,219	10,562	31,162	98,441

Gross Price per Acre (dollars per acre)
Improved Development	$57,988	$329,412	$61,608	$61,626
Unimproved Development	104,579	—	104,579	14,780
Rural	2,128	2,218	2,765	2,810
Timberland & Non-Strategic	1,297	553	1,297	805
Large Dispositions (b)	2,479	—	3,372	1,733
Weighted Average (Total) (c)	$17,490	$2,332	$8,384	$2,499
Weighted Average (Adjusted) (d)	$12,179	$2,206	$5,413	$2,262

Sales (Excluding Large Dispositions)	$73.4	$28.8	$122.4	$81.4

Operating Income	$60.6	$9.5	$112.8	$61.1
(+) Depreciation, depletion and amortization	1.8	5.5	7.1	12.6
(+) Non-cash cost of land and improved development	15.8	7.3	22.8	20.7
(–) Large Dispositions (b)	(14.5)	—	(44.8)	(28.7)
Adjusted EBITDA (e)	$63.8	$22.2	$97.9	$65.7

(a)Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.
(b)Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have a demonstrable premium relative to timberland value. As of September 30, 2021, we have completed two dispositions of approximately 17,000 acres in total. In June 2021, we completed a disposition of approximately 9,000 acres in Washington for a sales price and gain of approximately $36.0 million and $30.3 million, respectively. In July 2021, we completed a second disposition of approximately 8,000 acres in Washington, for a sales price and gain of $20.0 million and $14.5 million, respectively. In March 2020, we completed a disposition of approximately 67,000 acres located in Mississippi for a sales price and gain of approximately $116.0 million and $28.7 million, respectively.
(c)Excludes Large Dispositions.
(d)Excludes Improved Development and Large Dispositions.
(e)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended September 30,		Nine Months Ended September 30,
Timber Funds Overview	2021	2020	2021	2020
Sales Volume (in thousands of tons)
Pulpwood	4	9	27	19
Sawtimber	57	101	354	181
Total Volume	61	110	380	200

Summary Financial Data (in millions of dollars)
Timber Sales	$6.8	$8.6	$37.2	$15.3
Less: Cut and Haul	(3.0)	(3.4)	(15.9)	(6.4)
Net Stumpage Sales	$3.9	$5.2	$21.3	$8.9

Fund II Timberland Dispositions (a)	87.1	—	87.1	—
Non-Timber Sales	—	—	0.5	—
Timberland Management Fees	0.5	1.3	3.3	2.2
Total Sales	$94.5	$9.9	$128.1	$17.4

Operating Income (Loss)	$41.3	($12.4)	$44.8	($14.3)
Operating (income) loss attributable to NCI in Timber Funds	(30.5)	10.3	(33.3)	12.3
(-) Gain on investment in Timber Funds (b)	(3.7)	—	(3.7)	—
(-) Fund II Timberland Dispositions (a)	(7.2)	—	(7.2)	—
(+) Timber write-offs resulting from casualty events attributable to Rayonier (c)	—	1.8	—	1.8
(+) Depreciation, depletion and amortization (“Look-through”)	0.7	0.5	2.2	1.0
Adjusted EBITDA (d)	$0.5	$0.2	$2.8	$0.8

Other Data
Period-End Acres (in thousands)	18	141	18	141
“Look-through” Period-End Acres (in thousands)	4	17	4	17

(a)Fund II Timberland Dispositions represents the disposition of Timber Fund II timberland assets, which we manage and own a co-investment stake in. Proceeds from Fund II Timberland Dispositions will ultimately be distributed to owners of ORM Timber Fund II and not reinvested.
(b)Gain on investment in Timber Funds represents the gain recognized on the sale of rights to manage two timber funds (Funds III and IV) previously managed by our Olympic Resource Management (ORM) subsidiary, as well as our co-investment stake in both funds.
(c)Timber write-offs resulting from casualty events includes the write-off of merchantable and pre-merchantable timber volume destroyed by casualty events that cannot be salvaged.
(d)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended September 30,		Nine Months Ended September 30,
Trading Overview	2021	2020	2021	2020
Sales Volume (in thousands of tons)
U.S. South	1	—	1	—
U.S. Pacific Northwest	—	1	—	1
NZ Trading - Domestic	10	6	38	21
NZ Trading - Export	166	245	522	704
Total Volume	177	252	561	726

Summary Financial Data (in millions of dollars)
Trading Sales	$25.1	$22.1	$75.5	$65.0
Non-Timber Sales	0.4	0.1	1.3	0.5
Total Sales	$25.6	$22.2	$76.8	$65.5

Operating Income (Loss)	—	($0.6)	$0.6	($0.5)
Adjusted EBITDA (a)	—	($0.6)	$0.6	($0.5)

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended September 30,		Nine Months Ended September 30,
Capital Expenditures By Segment (in millions of dollars)	2021	2020	2021	2020
Timber Capital Expenditures
Southern Timber
Reforestation, silviculture and other capital expenditures	$3.6	$3.7	$11.1	$13.4
Property taxes	1.7	1.7	5.0	5.1
Lease payments	0.1	0.2	1.1	1.5
Allocated overhead	1.0	1.0	3.2	3.3
Subtotal Southern Timber	$6.5	$6.6	$20.4	$23.3
Pacific Northwest Timber
Reforestation, silviculture and other capital expenditures	2.0	1.1	6.4	4.3
Property taxes	0.3	0.2	0.8	0.6
Allocated overhead	1.1	1.1	3.5	3.0
Subtotal Pacific Northwest Timber	$3.4	$2.5	$10.7	$7.9
New Zealand Timber
Reforestation, silviculture and other capital expenditures	2.9	3.2	7.9	6.7
Property taxes	0.2	0.2	0.6	0.5
Lease payments	1.2	1.0	2.3	2.2
Allocated overhead	0.8	0.7	2.2	2.0
Subtotal New Zealand Timber	$5.0	$5.1	$13.1	$11.4
Total Timber Segments Capital Expenditures	$14.9	$14.2	$44.2	$42.6
Timber Funds (“Look-through”) (a)	0.1	0.1	0.4	0.2
Real Estate	—	—	0.1	0.2
Total Capital Expenditures	$15.0	$14.3	$44.7	$43.1

Timberland Acquisitions
Southern Timber	—	—	$41.0	$24.2
Pacific Northwest Timber	—	—	—	—
New Zealand Timber	—	0.1	10.9	0.1
Timberland Acquisitions	—	$0.1	$51.9	$24.4

Real Estate Development Investments (b)	$2.9	$1.9	$9.2	$5.4

(a)The three and nine months ended September 30, 2021 exclude $0.3 million and $2.8 million, respectively, of capital expenditures attributable to noncontrolling interests in Timber Funds, and the three and nine months ended September 30, 2020 exclude $0.9 million and $1.6 million, respectively, of capital expenditures attributable to noncontrolling interests in Timber Funds.
(b)Represents investments in master infrastructure or entitlements in our real estate development projects. Real Estate Development Investments are amortized as the underlying properties are sold and included in Non-Cash Cost of Land and Improved Development.

    The following tables summarize sales, operating income (loss) and Adjusted EBITDA variances for September 30, 2021 versus September 30, 2020 (millions of dollars):

Sales	Southern Timber		Pacific Northwest Timber		New Zealand Timber		Timber Funds		Real Estate		Trading	Intersegment Eliminations		Total
Three Months Ended September 30, 2020	$47.7		$28.9		$62.8		$9.9		$28.8		$22.2	($1.4)		$198.9
Volume	(5.6)		—		(8.4)		(0.1)		(14.5)		(6.6)	—		(35.2)
Price	3.6		3.2		6.7		0.1		59.7		9.6	—		82.9
Non-timber sales	0.1		(0.1)		(3.4)		—		—		0.3	—		(3.1)
Foreign exchange (a)	—		—		1.4		—		—		—	—		1.4
Other	(1.0)	(b)	(0.5)	(b)	16.5	(c)	84.6	(d)	19.4	(e)	0.1	0.7	(f)	119.8
Three Months Ended September 30, 2021	$44.8		$31.5		$75.6		$94.5		$93.4		$25.6	($0.7)		$364.7

(a)    Net of currency hedging impact.
(b)    Includes variance due to stumpage versus delivered sales.
(c)    Includes variance due to domestic versus export sales.
(d)    Timber Funds includes an increase in sales attributable to noncontrolling interest of $67.7 million, $17.5 million of Fund II Timberland Dispositions attributable to Rayonier, lower sales related to timberland investment management fees paid to us by the timber funds, and a variance due to stumpage versus delivered sales.
(e)    Includes $20.0 million of sales from a Large Disposition in the three months ended September 30, 2021 in addition to marketing fees related to Improved Development sales and residential and commercial lease revenue, partially offset by lower Conservation Easement sales and deferred revenue adjustments.
(f)    Includes a $0.8 million decrease in Intersegment eliminations related to timberland management fees paid to us by the timber funds and reported as sales within the Timber Funds segment.

Sales	Southern Timber		Pacific Northwest Timber		New Zealand Timber		Timber Funds		Real Estate		Trading	Intersegment Eliminations		Total
Nine Months Ended September 30, 2020	$147.4		$86.1		$142.1		$17.4		$197.4		$65.5	($2.3)		$653.6
Volume	(13.4)		2.6		13.7		1.3		(41.2)		(14.7)	—		(51.7)
Price	9.6		16.8		27.8		0.6		81.7		25.2	—		161.7
Non-timber sales	2.4		1.4		(6.3)		—		—		0.8	—		(1.7)
Foreign exchange (a)	—		—		5.4		—		—		—	—		5.4
Other	(0.2)	(b)	1.5	(b)	31.0	(c)	108.8	(d)	(59.5)	(e)	—	(1.3)	(f)	80.3
Nine Months Ended September 30, 2021	$145.8		$108.4		$213.7		$128.1		$178.4		$76.8	($3.6)		$847.6

(a)    Net of currency hedging impact.
(b)    Includes variance due to stumpage versus delivered sales.
(c)    Includes variance due to domestic versus export sales.
(d)    Timber Funds includes an increase in sales attributable to noncontrolling interests of $88.6 million, $17.5 million related to disposition of Timber Fund II, sales related to timberland investment management fees paid to us by the timber funds, and a variance due to stumpage versus delivered sales.
(e)    Includes $116.0 million of sales from a Large Disposition in the nine months ended September 30, 2020, as well as Conservation Easement sales, residential and commercial lease revenue, marketing fees related to Improved Development sales and deferred revenue adjustments, partially offset by $56.0 million of sales from Large Dispositions in the nine months ended September 30, 2021.
(f)    Includes a $1.1 million increase in Intersegment eliminations related to timberland management fees paid to us by the timber funds and reported as sales within the Timber Funds segment.

Operating Income (Loss)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Corporate and Other	Total
Three Months Ended September 30, 2020	$5.1	($1.8)	$10.7	($12.4)	$9.5	($0.6)	($8.7)	$1.8
Volume	(2.6)	—	(1.9)	—	(8.8)	—	—	(13.3)
Price	3.6	3.2	6.7	0.1	59.7	—	—	73.3
Cost	0.3	0.5	(0.3)	1.1	(1.1)	0.6	1.5	2.6
Non-timber income	—	(0.2)	(3.3)	—	—	—	—	(3.5)
Foreign exchange (a)	—	—	1.2	—	—	—	—	1.2
Depreciation, depletion & amortization	0.4	0.4	0.2	(0.3)	0.4	—	0.1	1.2
Non-cash cost of land and improved development	—	—	—	—	(14.0)	—	—	(14.0)
Other (b)	6.0	—	—	52.8	14.9	—	0.4	74.1
Three Months Ended September 30, 2021	$12.8	$2.1	$13.3	$41.3	$60.6	—	($6.7)	$123.3

(a)    Net of currency hedging impact.
(b)    Southern Timber includes $6.0 million in timber write-offs resulting from casualty events in the three months ended September 30, 2020. Timber Funds includes an increase in operating income attributable to noncontrolling interests of $40.8 million, $7.2 million related to the disposition of Timber Fund II, $3.7 million related to the gain on investment in Timber Funds, $1.8 million of timber write-offs from casualty events attributable to Rayonier in the prior year quarter and timberland investment management fees paid to us by the timber fund. Real Estate includes $14.5 million of operating income from Large Dispositions in addition to residential and commercial lease income, revenue true-ups, marketing fees related to Improved Development sales, and deferred revenue adjustments. Corporate and Other includes $0.4 million in costs related to the merger with Pope Resources in the three months ended September 30, 2020.

Operating Income (Loss)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Corporate and Other	Total
Nine Months Ended September 30, 2020	$31.4	($9.5)	$21.1	($14.3)	$61.1	($0.5)	($37.3)	$52.0
Volume	(6.4)	0.2	3.1	(0.1)	(24.5)	—	—	(27.7)
Price	9.6	16.8	27.8	0.6	81.7	—	—	136.5
Cost	1.9	1.0	(0.8)	(0.9)	(6.7)	1.4	(1.5)	(5.6)
Non-timber income	2.6	1.4	(6.1)	—	—	(0.3)	—	(2.4)
Foreign exchange (a)	—	—	3.1	—	—	—	—	3.1
Depreciation, depletion & amortization	2.0	(4.6)	(0.2)	—	(1.1)	—	0.1	(3.8)
Non-cash cost of land and improved development	—	—	—	—	(14.2)	—	—	(14.2)
Other (b)	6.0	—	—	59.5	16.5	—	16.4	98.3
Nine Months Ended September 30, 2021	$47.1	$5.3	$48.0	$44.8	$112.8	$0.6	($22.3)	$236.2

(a)    Net of currency hedging impact.
(b)    Southern Timber includes $6.0 million in timber write-offs resulting from casualty events in the nine months ended September 30, 2020. Timber Funds includes an increase in operating income attributable to noncontrolling interests of $45.6 million, $7.2 million related to the disposition of Timber Fund II, $3.7 million related to the gain on investment in Timber Funds, $1.8 million of timber write-offs from casualty events attributable to Rayonier in the prior year period, and timberland investment management fees paid to us by the timber fund. Real Estate includes $44.8 million of operating income from Large Dispositions in the nine months ended September 30, 2021 in addition to Conservation Easement sales, residential and commercial lease income, marketing fees related to Improved Development sales and equity income from joint venture entities, partially offset by $28.7 million of operating income from a Large Disposition in the nine months ended September 30, 2020 and deferred revenue adjustments. Corporate and Other includes $16.4 million in costs related to the merger with Pope Resources in the nine months ended September 30, 2020.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Corporate and Other	Total
Three Months Ended September 30, 2020	$26.1	$9.1	$18.1	$0.2	$22.2	($0.6)	($7.9)	$67.2
Volume	(5.6)	(0.1)	(2.9)	(0.1)	(14.5)	—	—	(23.2)
Price	3.6	3.2	6.7	0.1	59.7	—	—	73.3
Cost	0.3	0.5	(0.3)	1.1	(1.1)	0.6	1.5	2.6
Non-timber income	—	(0.2)	(3.3)	—	—	—	—	(3.5)
Foreign exchange (b)	—	—	1.6	—	—	—	—	1.6
Other (c)	—	—	—	(0.8)	(2.5)	—	—	(3.4)
Three Months Ended September 30, 2021	$24.4	$12.5	$19.9	$0.5	$63.8	—	($6.4)	$114.6

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

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Corporate and Other	Total
Nine Months Ended September 30, 2020	$85.8	$22.8	$38.2	$0.8	$65.7	($0.5)	($19.9)	$192.9
Volume	(13.3)	2.1	4.8	1.2	(41.2)	—	—	(46.4)
Price	9.6	16.8	27.8	0.6	81.7	—	—	136.5
Cost	1.9	1.0	(0.8)	(0.9)	(6.7)	1.4	(1.5)	(5.6)
Non-timber income	2.6	1.4	(6.1)	—	—	(0.3)	—	(2.4)
Foreign exchange (b)	—	—	4.8	—	—	—	—	4.8
Other (c)	—	—	—	1.1	(1.6)	—	—	(0.5)
Nine Months Ended September 30, 2021	$86.6	$44.1	$68.7	$2.8	$97.9	$0.6	($21.4)	$279.4

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
SOUTHERN TIMBER
    Third quarter sales of $44.8 million decreased $2.8 million, or 6%, versus the prior year period. Harvest volumes decreased 20% to 1.19 million tons versus 1.48 million tons in the prior year period, as wet weather conditions and constrained trucking availability impacted production across the region. Average pine sawtimber stumpage prices increased 12% to $28.06 per ton versus $25.02 per ton in the prior year period. The increase in average pine sawtimber stumpage prices was driven by strong domestic lumber demand, as well as upward pressure on chip-n-saw pricing due to increased competition from pulp mills. Average pine pulpwood stumpage prices climbed 23% to $19.14 per ton versus $15.50 per ton in the prior year period. The significant increase in pulpwood pricing relative to the prior year period reflects strong domestic demand, constrained supply due to wet weather conditions and an increase in pulpwood exports to China. Overall, weighted-average stumpage prices (including hardwood) increased 16% to $21.88 per ton versus $18.88 per ton in the prior year period. Operating income of $12.8 million increased $7.7 million versus the prior year period due to the prior year period write-off of timber basis as a result of Hurricane Laura ($6.0 million), higher net stumpage prices ($3.6 million), lower depletion rates ($0.4 million) and lower costs ($0.3 million), partially offset by lower volumes ($2.6 million). Third quarter Adjusted EBITDA of $24.4 million was 7%, or $1.7 million, below the prior year period.

Year-to-date sales of $145.8 million decreased $1.6 million, or 1%, versus the prior year period. Harvest volumes decreased 14% to 4.17 million tons versus 4.86 million in the prior year period, primarily due to operational disruptions attributable to wet ground conditions and winter snowstorms. Average pine sawtimber stumpage prices increased 7% to $27.62 per ton versus $25.79 per ton in the prior year period, primarily due to strong domestic lumber demand, upward pressure on chip-n-saw pricing due to increased competition from pulp mills and a strengthening export market along the east coast. Average pine pulpwood stumpage prices increased 15% to $18.25 per ton versus $15.86 per ton in the prior year period, driven by strong domestic demand, constrained supply due to wet weather conditions and an increase in pulpwood exports to China. Overall, weighted-average stumpage prices (including hardwood) increased 12% to $21.60 per ton versus $19.28 per ton in the prior year period. Operating income of $47.1 million increased $15.7 million versus the prior year period due to higher net stumpage prices ($9.6 million), the prior year period write-off of timber basis as a result of Hurricane Laura ($6.0 million), higher non-timber income ($2.6 million), lower lease, overhead and other expenses ($1.9 million) and lower depletion rates ($2.0 million), partially offset by lower volumes ($6.4 million). Year-to-date Adjusted EBITDA of $86.6 million was $0.9 million above the prior year period.
PACIFIC NORTHWEST TIMBER
    Third quarter sales of $31.5 million increased $2.6 million, or 9%, versus the prior year period, while harvest volumes of 346,000 tons remained flat versus the prior year period. Average delivered sawtimber prices increased 15% to $107.56 per ton versus $93.34 per ton in the prior year period, driven by favorable domestic lumber markets coupled with increased export demand. Average delivered pulpwood prices decreased 2% to $31.34 per ton versus $32.12 per ton in the prior year period, as increased lumber production resulted in an increased supply of competing sawmill residuals. Operating income of $2.1 million improved $3.9 million versus the prior year period due to higher net stumpage prices ($3.2 million), lower costs ($0.5 million) and lower depletion rates ($0.4 million), partially offset by lower non-timber income ($0.2 million). Third quarter Adjusted EBITDA of $12.5 million was 38%, or $3.5 million, above the prior year period.

    Year-to-date sales of $108.4 million increased $22.2 million, or 26%, versus the prior year period. Harvest volumes increased 6% to 1,282,000 tons versus 1,207,000 tons in the prior year period, primarily due to incremental volume from the Pope Resources acquisition. Average delivered sawtimber prices increased 21% to $97.79 per ton versus $81.01 per ton in the prior year period, as favorable domestic lumber markets coupled with increased export demand drove higher log prices. Average delivered pulpwood prices decreased 17% to $29.86 per ton versus $36.01 per ton in the prior year period, as increased lumber production resulted in an increased supply of competing sawmill residuals. Operating income of $5.3 million improved $14.7 million versus the prior year period due to higher net stumpage prices ($16.8 million), higher non-timber income ($1.4 million) lower costs ($1.0 million) and higher volumes ($0.2 million), partially offset by higher depletion rates ($4.6 million). Year-to-date Adjusted EBITDA of $44.1 million was $21.3 million above the prior year period.

NEW ZEALAND TIMBER
    Third quarter sales of $75.6 million increased $12.8 million, or 20%, versus the prior year period, as higher log prices were partially offset by lower volumes. Harvest volumes decreased 14% to 668,000 tons versus 776,000 tons in the prior year period, primarily due to the government-mandated shutdown of all non-essential activity in New Zealand (including the harvesting and transport of logs) from August 18th through August 31st due to an outbreak of COVID-19. Average delivered prices for export sawtimber increased 59% to $149.68 per ton versus $94.42 per ton in the prior year period, while average delivered prices for domestic sawtimber increased 21% to $85.00 per ton versus $70.24 per ton in the prior year period. The increase in export sawtimber prices versus the prior year period reflects the restriction on competing log imports into China from Australia in the current year quarter, as well as the ability of log exporters to pass higher costs along to customers in the current environment. While net stumpage realizations on export volume were above prior year period levels, favorable export pricing was largely offset by significantly higher shipping costs, as supply chain issues drove increased freight and demurrage costs. The increase in domestic sawtimber prices (in U.S. dollar terms) was driven in part by the rise in the NZ$/US$ exchange rate (US$0.70 per NZ$1.00 versus US$0.66 per NZ$1.00). Excluding the impact of foreign exchange rates, domestic sawtimber prices improved 14% versus the prior year period, following the upward trend in the export market. Operating income of $13.3 million increased $2.6 million versus the prior year period as a result of higher net stumpage prices ($6.7 million), favorable foreign exchange impacts ($1.2 million) and lower depletion rates ($0.2 million), partially offset by lower carbon credit sales ($3.3 million), lower volumes ($1.9 million) and higher costs ($0.3 million). Third quarter Adjusted EBITDA of $19.9 million was 10%, or $1.8 million, above the prior year period.

Year-to-date sales of $213.7 million increased $71.6 million, or 50%, versus the prior year period. Harvest volumes increased 10% to 1.96 million tons versus 1.79 million tons in the prior year period, driven by strong export and domestic demand versus the prior year period that was negatively impacted by COVID-19 related headwinds. Average delivered prices for export sawtimber increased 47% to $140.89 per ton versus $95.86 per ton in the prior year period, while average delivered prices for domestic sawtimber increased 21% to $83.79 per ton versus $69.30 per ton in the prior year period. The increase in export sawtimber prices was driven primarily by the restriction on competing log imports into China from Australia in the current year, as well as the ability of log exporters to pass higher costs along to customers. The increase in export sawtimber prices versus the prior year period was also driven in part by significant COVID-19 disruptions in the prior year period. The increase in domestic sawtimber prices (in U.S. dollars terms) was driven primarily by the rise in the NZ$/US$ exchange rate (US$0.71 per NZ$1.00 versus US$0.65 per NZ$1.00). Excluding the impact of foreign exchange rates, domestic sawtimber prices improved 10% versus the prior year period, following the upward trend in the export market. Operating Income of $48.0 million increased $26.8 million versus the prior year period as a result of higher net stumpage prices ($27.8 million), higher volumes ($3.1 million) and favorable foreign exchange impacts ($3.1 million), partially offset by lower carbon credit sales ($6.1 million), higher costs ($0.8 million) and higher depletion rates ($0.2 million). Year-to-date Adjusted EBITDA of $68.7 million was $30.5 million above the prior year period.
TIMBER FUNDS
Third quarter sales of $94.5 million increased $84.7 million, versus the prior year period, while operating income of $41.3 million increased $53.7 million versus the prior year period. Third quarter sales and operating income included $87.1 million and $36.0 million, respectively, from the Fund II Timberland Dispositions. Third quarter operating income also included a $3.7 million gain on investment in Timber Funds, which reflects the gain recognized on the sale of our investment in Timber Funds III and IV. The prior year quarter included timber write-offs of $9.2 million resulting from two fires in Oregon. Harvest volumes decreased 44% to 61,000 tons versus 110,000 tons in the prior year period, as Timber Funds III and IV were sold during the quarter and therefore contributed volume only through the July 21st closing date. Third quarter Adjusted EBITDA of $0.5 million was $0.3 million above the prior year period.
Year-to-date sales of $128.1 million increased $110.6 million, versus the prior year period, while operating income of $44.8 million increased $59.0 million versus the prior year period. Year-to-date sales and operating income included $87.1 million and $36.0 million, respectively, from the Fund II Timberland Dispositions. Year-to-date operating income also included a $3.7 million gain on investment in Timber Funds, which reflects the gain recognized on the sale of our investment in Timber Funds III and IV. The prior year period included timber write-offs of $9.2 million resulting from two fires in Oregon. Harvest volumes increased 91% to 380,000 tons versus 200,000 tons in the prior year period. The prior year period reflected results for only a portion of the year following the closing of the Pope Resources acquisition on May 8, 2020, while the current year reflects activity through July 21 for Timber Funds III and IV. Year-to-date Adjusted EBITDA of $2.8 million was $2.0 million above the prior year period.
REAL ESTATE
Third quarter sales of $93.4 million increased $64.6 million versus the prior year period, while operating income of $60.6 million increased $51.2 million versus the prior year period. Third quarter sales and operating income included $20.0 million and $14.5 million, respectively, from Large Dispositions. Sales and operating income increased versus the prior year period due to a significant increase in weighted-average prices ($7,554 per acre versus $2,332 per acre in the prior year period) coupled with higher acres sold (12,219 acres sold versus 10,562 acres sold in the prior year period).
Improved Development sales of $27.8 million included $25.0 million from the Belfast Commerce Park development project south of Savannah, Georgia and $2.8 million from the Wildlight development project north of Jacksonville, Florida. Sales in the Belfast Commerce Park consisted of a 471-acre parcel for $25.0 million ($53,000 per acre). Sales in Wildlight consisted of 42 residential lots for $2.8 million (an average of $66,000 per lot or $354,000 per acre). This compares to prior year period Improved Development sales of $1.3 million.
Unimproved Development sales of $37.5 million consisted of a 359-acre sale in Kingston, Washington for $105,000 per acre. This property was one of the Higher and Better Use assets acquired in our 2020 acquisition of Pope Resources. There were no Unimproved Development sales in the prior year period.
Rural sales of $6.9 million consisted of 3,260 acres at an average price of $2,128 per acre. This compares to prior year period sales of $23.2 million, which consisted of 10,482 acres at an average price of $2,218 per acre.
Timberland & Non-Strategic sales in the current quarter and the prior year quarter were negligible.
Large Dispositions in the quarter totaled $20.0 million and consisted of 8,088 acres in Washington at an average price of $2,479 per acre. There were no Large Dispositions in the prior year period.
There were no Conservation Easement sales in the third quarter. This compares to prior year period sales of $3.1 million. Because these transactions involve the conveyance of certain land use rights rather than an outright sale of the land, they are not reflected in our average per-acre metrics for the segment.

Third quarter Adjusted EBITDA of $63.8 million was $41.5 million above the prior year period.
Year-to-date sales of $178.4 million decreased $19.0 million versus the prior year period, while operating income of $112.8 million increased $51.7 million versus the prior year period. Year-to-date sales and operating income include $56.0 million and $44.8 million, respectively, from Large Dispositions, compared with year-to-date sales and operating income of $116.0 million and $28.7 million from a Large Disposition in the prior year period. Sales decreased in the first nine months primarily due to lower volumes (31,162 acres sold versus 98,441 acres sold in the prior year period), partially offset by higher weighted-average prices ($5,711 per acre versus $1,978 per acre in the prior year period). Year-to-date Adjusted EBITDA of $97.9 million increased $32.2 million versus the prior year period.
TRADING
    Third quarter sales of $25.6 million increased $3.4 million versus the prior year period primarily due to higher prices, partially offset by lower volumes. Sales volumes decreased 30% to 177,000 tons versus 252,000 tons in the prior year period. The Trading segment generated breakeven results versus an operating loss of $0.6 million in the prior year period.
Year-to-date sales of $76.8 million increased $11.3 million versus the prior year period primarily due to higher prices, partially offset by lower volumes. Sales volumes decreased 23% to 561,000 tons versus 726,000 tons in the prior year period. Year-to-date operating income of $0.6 million increased $1.1 million versus the prior year period.
OTHER ITEMS
CORPORATE AND OTHER EXPENSE / ELIMINATIONS
    Third quarter corporate and other operating expenses of $6.7 million decreased $2.0 million versus the prior year period, primarily due to lower employee benefits costs ($0.6 million), lower legal costs ($0.5 million) and lower other overhead costs ($0.5 million), coupled with $0.4 million of costs related to the Pope Resources merger in the prior year period.
Year-to-date corporate and other operating expenses of $22.3 million decreased $15.0 million versus the prior year period, which included $16.4 million of costs related to the Pope Resources merger. This positive variance was partially offset by higher overhead expenses.
INTEREST EXPENSE
    Third quarter and year-to-date interest expense of $11.3 million and $34.3 million, respectively, increased $0.8 million and $5.8 million versus the prior year period due to higher average outstanding debt and a $2.2 million loss from the second quarter termination of a cash flow hedge related to the voluntary repayment of $100 million of term loans.
INTEREST AND OTHER MISCELLANEOUS INCOME (EXPENSE), NET
    Third quarter interest and other miscellaneous income (expense), net of $1.3 million versus ($0.1) million in the prior year period was primarily due to a $0.9 million gain on debt extinguishment related to the voluntary repayment of our $45 million credit facility with Northwest Farm Credit Services (NWFCS), which was assumed in connection with the Pope Resources acquisition. Year-to-date interest and other miscellaneous income, net of $0.1 million versus $1.2 million in the prior year period, includes favorable mark to market adjustments on marketable equity securities and carbon options in the prior year, partially offset by costs related to debt extinguishments and modifications.
INCOME TAX EXPENSE
    Third quarter and year-to-date income tax expense of $2.8 million and $13.1 million, respectively, increased $2.1 million and $5.7 million versus the prior year period. The New Zealand subsidiary is the primary driver of income tax expense.
OUTLOOK
In our Southern Timber segment, we now expect full-year harvest volumes of 5.7 to 5.8 million tons, as production has been constrained by regional weather conditions and trucking availability. We expect that improved pricing will largely offset the decline in volumes.

In our Pacific Northwest Timber segment, we continue to expect full-year harvest volumes of 1.7 to 1.8 million tons. We expect that weighted average log pricing in the region will be lower in the fourth quarter as compared to the third quarter, but will be fairly consistent with the pricing achieved during the first half of the year.
In our New Zealand Timber segment, we now expect full-year harvest volumes of 2.5 to 2.6 million tons, as we do not expect to fully recover production lost during the third quarter due to the COVID-19 shutdown. We further expect lower export pricing during the fourth quarter as log inventories in China remain elevated.
In our Real Estate segment, the successful completion of a $37.5 million Unimproved Development sale during the third quarter is the primary driver for a favorable revision to our full-year expectations, as we were able to execute on this sale sooner than previously anticipated. Following an extraordinarily strong third quarter, we expect real estate closings for the balance of the year to be relatively light.

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
AT-THE-MARKET (“ATM”) EQUITY OFFERING PROGRAM
On September 10, 2020, we entered into a distribution agreement with a group of sales agents through which we may sell common shares, from time to time, having an aggregate sales price of up to $300 million. As of September 30, 2021, $97.0 million remains available for issuance under the program.
The following table outlines common stock issuances pursuant to our ATM program (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Shares of common stock issued under the ATM program	1,390,968	—	4,698,241	—
Average price per share sold under the ATM program	$37.26	—	$36.11	—
Gross proceeds from common stock issued under the ATM program	$51.8	—	$169.6	—
SUMMARY OF LIQUIDITY AND FINANCING COMMITMENTS

	September 30,	December 31,
(millions of dollars)	2021	2020
Cash and cash equivalents (excluding Timber Funds)	$419.6	$80.5
Total debt (excluding Timber Funds) (a)	1,376.4	1,294.9
Noncontrolling interests in the Operating Partnership	140.6	130.1
Shareholders’ equity	1,792.5	1,862.6
Total capitalization (total debt plus permanent and temporary equity)	3,309.5	3,287.6
Debt to capital ratio	42%	39%
Net debt to enterprise value (b)(c)	15%	23%

(a)Total debt as of September 30, 2021 and December 31, 2020 reflects principal on long-term debt, net of fair value adjustments and gross of deferred financing costs and unamortized discounts.
(b)Net debt is calculated as total debt less cash and cash equivalents.
(c)Enterprise value based on market capitalization (including Rayonier, L.P. “OP” units) plus net debt based on Rayonier’s share price of $35.68 and $29.38 as of September 30, 2021 and December 31, 2020, respectively.

SUMMARY OF GUARANTOR FINANCIAL INFORMATION
In March 2012, Rayonier Inc. issued $325 million of 3.75% Senior Notes due 2022 (the “Senior Notes due 2022”). On May 7, 2020, Rayonier Inc. contributed its 100% ownership interest in Rayonier Operating Company LLC (the “Contribution”) to Rayonier, L.P. As a result of the Contribution, Rayonier, L.P. expressly assumed all the obligations of Rayonier Inc. with respect to the outstanding Senior Notes due 20222 and Rayonier Inc. agreed to irrevocably, fully and unconditionally guarantee jointly and severally, the obligations of Rayonier, L.P. under the Indenture, including the Senior Notes due 2022. Rayonier L.P. is the current issuer of the Senior Notes due 2022.
In May 2021, Rayonier, L.P. issued $450 million of 2.75% Senior Notes due 2031 (the “Senior Notes due 2031”). Rayonier TRS Holdings Inc., together with Rayonier Inc. and Rayonier Operating Company LLC agreed to irrevocably, fully and unconditionally guarantee jointly and severally, the obligations of Rayonier, L.P. in regards to the Senior Notes due 2031. As a general partner of Rayonier, L.P., Rayonier Inc. consolidates Rayonier, L.P. and has no material assets or liabilities other than its interest in Rayonier, L.P. These notes are unsecured and unsubordinated and will rank equally with all other unsecured and unsubordinated indebtedness from time to time outstanding.
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
The summarized balance sheet information for the consolidated obligor group of debt issued by Rayonier, L.P. for the nine months ended September 30, 2021 and year ended December 31, 2020 are provided in the table below:

(in millions)	September 30, 2021	December 31, 2020
Current assets	$397.7	$69.7
Non-current assets	56.5	48.3
Current liabilities	226.7	21.0
Non-current liabilities	1,764.6	1,942.4
Due to non-guarantors	566.6	596.7
The summarized results of operations information for the consolidated obligor group of debt issued by Rayonier, L.P. for the nine months ended September 30, 2021 and year ended December 31, 2020 are provided in the table below:

(in millions)	September 30, 2021	December 31, 2020
Cost and expenses	($19.5)	($43.4)
Operating loss	(19.4)	(43.4)
Net loss	(53.0)	(81.3)
Revenue from non-guarantors	847.5	859.2

CASH FLOWS
The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2021 and 2020:

(millions of dollars)	2021	2020
Cash provided by (used for):
Operating activities	$277.4	$138.0
Investing activities	69.3	(184.8)
Financing activities	47.7	55.7
CASH PROVIDED BY OPERATING ACTIVITIES
    Cash provided by operating activities increased $139.5 million primarily due to higher operating results.
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES
    Cash provided by investing activities of $69.3 million compares to cash used for investing activities of $184.8 million in the prior year period. This variance is primarily due to net cash consideration transferred in our merger with Pope Resources in the prior year period ($231.1 million), net proceeds from Fund II Timberland Dispositions ($85.2 million) and net proceeds from the sale of Timber Funds III and IV ($31.1 million) in the current year period and other investing activities ($1.8 million), partially offset by lower proceeds from Large Dispositions ($61.0 million), higher timberland acquisitions ($27.5 million), higher real estate development investments ($3.7 million) and higher capital expenditures ($2.9 million).
CASH PROVIDED BY FINANCING ACTIVITIES
    Cash provided by financing activities decreased $8.0 million from the prior year period primarily due to lower net borrowings ($161.6 million), higher distributions to consolidated affiliates ($11.3 million), make-whole fees on the prepayment of NWFCS debt ($6.2 million), higher dividends paid on common stock ($5.1 million), higher debt issuance costs ($2.4 million) and higher distributions to noncontrolling interests in the Operating Partnership ($1.0 million), partially offset by net proceeds from the issuance of common shares under the ATM equity offering program ($167.0 million), noncontrolling interests in consolidated affiliates redemption of shares in the prior year period ($5.1 million), higher proceeds from the issuance of common shares under the Company’s incentive stock plan ($4.4 million) and lower share repurchases ($3.1 million).

EXPECTED 2021 EXPENDITURES
Capital expenditures in 2021 are expected to be between $72 million and $75 million, excluding capital expenditures attributable to the Timber Funds and any strategic timberland acquisitions we may make. Capital expenditures are expected to primarily consist of seedling planting, fertilization and other silvicultural activities, property taxes, lease payments, allocated overhead and other capitalized costs. Aside from capital expenditures, we may also acquire timberland as we actively evaluate acquisition opportunities.
We anticipate real estate development investments in 2021 to be between $13 million and $15 million, net of reimbursements from community development bonds. Expected real estate development investments are primarily related to Wildlight, our mixed-use community development project located north of Jacksonville, Florida; Richmond Hill, our mixed-use development project located south of Savannah, Georgia; development properties in the town of Port Gamble, Washington; and development projects in Gig Harbor, Kingston and Bremerton, Washington.
Our 2021 dividend payments on Rayonier Inc. common shares and distributions to Rayonier, L.P. unitholders are expected to be approximately $153.0 million and $4.4 million, respectively, assuming no change in the quarterly dividend rate of $0.27 per share or partnership unit, or material changes in the number of shares or partnership units outstanding.
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
    Management uses Adjusted EBITDA as a performance measure. Adjusted EBITDA is a non-GAAP measure that management uses to make strategic decisions about the business and that investors can use to evaluate the operational performance of the assets under management. It removes the impact of specific items that management believes do not directly reflect the core business operations on an ongoing basis attributable to Rayonier. We define Adjusted EBITDA as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of land and improved development, non-operating income and expense, operating income (loss) attributable to noncontrolling interests in Timber Funds, costs related to the merger with Pope Resources, timber write-offs resulting from casualty events, the gain on investment in Timber Funds, Fund II Timberland Dispositions and Large Dispositions.

We reconcile Adjusted EBITDA to Net Income for the consolidated Company and to Operating Income (Loss) for the segments, as those are the most comparable GAAP measures for each. The following table provides a reconciliation of Net Income to Adjusted EBITDA for the respective periods (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net Income to Adjusted EBITDA Reconciliation
Net Income (Loss)	$110.5	($9.5)	$189.0	$17.4
Operating (income) loss attributable to NCI in Timber Funds	(30.5)	10.3	(33.3)	12.3
Interest, net attributable to NCI in Timber Funds	0.1	0.2	0.3	0.3
Income tax expense attributable to NCI in Timber Funds	—	0.1	—	0.2
Net Income (Excluding NCI in Timber Funds)	80.1	1.1	156.0	30.2
Interest, net and miscellaneous income attributable to Rayonier	11.1	10.2	33.8	27.9
Income tax expense attributable to Rayonier	2.8	0.6	13.1	7.3
Depreciation, depletion and amortization attributable to Rayonier	31.5	39.6	109.3	112.2
Non-cash cost of land and improved development	15.8	7.3	22.8	20.7
Timber write-offs resulting from casualty events attributable to Rayonier (a)	—	7.9	—	7.9
Non-operating (income) expense	(1.2)	0.2	—	(1.0)
Costs related to the merger with Pope Resources (b)	—	0.4	—	16.4
Gain on investment in Timber Funds (c)	(3.7)	—	(3.7)	—
Fund II Timberland Dispositions attributable to Rayonier (d)	(7.2)	—	(7.2)	—
Large Dispositions (e)	(14.5)	—	(44.8)	(28.7)
Adjusted EBITDA	$114.6	$67.2	$279.4	$192.9

(a)    Timber write-offs resulting from casualty events include the write-off of merchantable and pre-merchantable timber volume destroyed by casualty events that cannot be salvaged.
(b)    Costs related to the merger with Pope Resources include legal, accounting, due diligence, consulting and other costs related to the merger with Pope Resources.
(c)    Gain on investment in Timber Funds represents the gain recognized on the sale of rights to manage two timber funds (Funds III and IV) previously managed by the Company’s Olympic Resource Management (ORM) subsidiary, as well as its co-investment stake in both funds.
(d)    Fund II Timberland Dispositions represents the disposition of Timber Fund II timberland assets, which we manage and own a co-investment stake in. Proceeds from Fund II Timberland Dispositions will ultimately be distributed to owners of ORM Timber Fund II and not reinvested.
(e)    Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have a demonstrable premium relative to timberland value. As of September 30, 2021, we have completed two dispositions of approximately 17,000 acres in total. In June 2021, we completed a disposition of approximately 9,000 acres in Washington for a sales price and gain of approximately $36.0 million and $30.3 million, respectively. In July 2021, we completed a second disposition of approximately 8,000 acres in Washington, for a sales price and gain of $20.0 million and $14.5 million, respectively. In March 2020, we completed a disposition of approximately 67,000 acres located in Mississippi for a sales price and gain of approximately $116.0 million and $28.7 million, respectively.

The following tables provide a reconciliation of Operating Income (Loss) by segment to Adjusted EBITDA by segment for the respective periods (in millions of dollars):

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Corporate and Other	Total
September 30, 2021
Operating income (loss)	$12.8	$2.1	$13.3	$41.3	$60.6	—	($6.7)	$123.3
Gain on investment in Timber Funds (a)	—	—	—	(3.7)	—	—	—	(3.7)
Fund II Timberland Dispositions attributable to Rayonier (b)	—	—	—	(7.2)	—	—	—	(7.2)
Operating income attributable to NCI in Timber Funds	—	—	—	(30.5)	—	—	—	(30.5)
Depreciation, depletion and amortization	11.6	10.5	6.6	0.7	1.8	—	0.3	31.5
Non-cash cost of land and improved development	—	—	—	—	15.8	—	—	15.8
Large Dispositions (c)	—	—	—	—	(14.5)	—	—	(14.5)
Adjusted EBITDA	$24.4	$12.5	$19.9	$0.5	$63.8	—	($6.4)	$114.6

September 30, 2020
Operating income (loss)	$5.1	($1.8)	$10.7	($12.4)	$9.5	($0.6)	($8.7)	$1.8
Operating loss attributable to NCI in Timber Funds	—	—	—	10.3	—	—	—	10.3
Timber write-offs resulting from casualty events attributable to Rayonier (d)	6.0	—	—	1.8	—	—	—	7.9
Depreciation, depletion and amortization	15.0	10.9	7.3	0.5	5.5	—	0.4	39.6
Non-cash cost of land and improved development	—	—	—	—	7.3	—	—	7.3
Costs related to the merger with Pope Resources (e)	—	—	—	—	—	—	0.4	0.4
Adjusted EBITDA	$26.1	$9.1	$18.1	$0.2	$22.2	($0.6)	($7.9)	$67.2

(a)Gain on investment in Timber Funds represents the gain recognized on the sale of rights to manage two timber funds (Funds III and IV) previously managed by the Company’s Olympic Resource Management (ORM) subsidiary, as well as its co-investment stake in both funds.
(b)Fund II Timberland Dispositions attributable to Rayonier reflects the proportionate share of operating income attributable to Rayonier related to the disposition of timberland assets in Timber Fund II.
(c)    Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have a demonstrable premium relative to timberland value. In July 2021, we completed the disposition of approximately 8,000 acres in Washington for a sales price and gain of $20.0 million and $14.5 million, respectively.
(d)    Timber write-offs resulting from casualty events include the write-off of merchantable and pre-merchantable timber volume destroyed by casualty events that cannot be salvaged.
(e)    Costs related to the merger with Pope Resources include legal, accounting, due diligence, consulting and other costs related to the merger with Pope Resources.

Nine Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Corporate and Other	Total
September 30, 2021
Operating income (loss)	$47.1	$5.3	$48.0	$44.8	$112.8	$0.6	($22.3)	$236.2
Gain on investment in Timber Funds (a)	—	—	—	(3.7)	—	—	—	(3.7)
Fund II Timberland Dispositions attributable to Rayonier (b)	—	—	—	(7.2)	—	—	—	(7.2)
Operating income attributable to NCI in Timber Funds	—	—	—	(33.3)	—	—	—	(33.3)
Depreciation, depletion and amortization	39.5	38.8	20.8	2.2	7.1	—	0.9	109.3
Non-cash cost of land and improved development	—	—	—	—	22.8	—	—	22.8
Large Dispositions (c)	—	—	—	—	(44.8)	—	—	(44.8)
Adjusted EBITDA	$86.6	$44.1	$68.7	$2.8	$97.9	$0.6	($21.4)	$279.4

September 30, 2020
Operating income (loss)	$31.4	($9.5)	$21.1	($14.3)	$61.1	($0.5)	($37.3)	$52.0
Operating loss attributable to NCI in Timber Funds	—	—	—	12.3	—	—	—	12.3
Timber write-offs resulting from casualty events attributable to Rayonier (d)	6.0	—	—	1.8	—	—	—	7.9
Depreciation, depletion and amortization	48.4	32.2	17.1	1.0	12.6	—	1.0	112.2
Non-cash cost of land and improved development	—	—	—	—	20.7	—	—	20.7
Costs related to merger with Pope Resources (e)	—	—	—	—	—	—	16.4	16.4
Large Dispositions (c)	—	—	—	—	(28.7)	—	—	(28.7)
Adjusted EBITDA	$85.8	$22.8	$38.2	$0.8	$65.7	($0.5)	($19.9)	$192.9

(a)Gain on investment in Timber Funds represents the gain recognized on the sale of rights to manage two timber funds (Funds III and IV) previously managed by the Company’s Olympic Resource Management (ORM) subsidiary, as well as its co-investment stake in both funds.
(b)Fund II Timberland Dispositions attributable to Rayonier reflects the proportionate share of operating income attributable to Rayonier related to the disposition of timberland assets in Timber Fund II.
(c)    Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have a demonstrable premium relative to timberland value. As of September 30, 2021, we have completed two dispositions of approximately 17,000 acres in total. In June 2021, we completed a disposition of approximately 9,000 acres in Washington for a sales price and gain of approximately $36.0 million and $30.3 million, respectively. In July 2021, we completed a second disposition of approximately 8,000 acres in Washington, for a sales price and gain of $20.0 million and $14.5 million, respectively. In March 2020, we completed a disposition of approximately 67,000 acres located in Mississippi for a sales price and gain of approximately $116.0 million and $28.7 million, respectively.
(d)    Timber write-offs resulting from casualty events include the write-off of merchantable and pre-merchantable timber volume destroyed by casualty events that cannot be salvaged.
(e)    Costs related to the merger with Pope Resources include legal, accounting, due diligence, consulting and other costs related to the merger with Pope Resources.

The following table provides a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Nine Months Ended September 30,
	2021	2020
Cash provided by operating activities	$277.4	$138.0
Capital expenditures (a)	(47.5)	(44.7)
Costs related to the merger with Pope Resources (b)	—	16.4
CAD attributable to NCI in Timber Funds	(12.5)	(0.1)
Working capital and other balance sheet changes	(13.5)	14.6
CAD	203.9	124.2
Mandatory debt repayments	(325.0)	—
CAD after mandatory debt repayments	(121.1)	124.2

Cash provided by (used for) investing activities	$69.3	($184.8)
Cash provided by financing activities	$47.7	$55.7

(a)    Capital expenditures exclude timberland acquisitions of $51.9 million and $24.4 million during the nine months ended September 30, 2021 and September 30, 2020, respectively. The nine months ended September 30, 2020 also exclude the Pope Resources acquisition.
(b)    Costs related to the merger with Pope Resources include legal, accounting, due diligence, consulting and other costs related to the merger with Pope Resources.
The following table provides supplemental cash flow data (in millions):

	Nine Months Ended September 30,
	2021	2020
Purchase of timberlands (a)	($51.9)	($24.4)
Real Estate Development Investments	(9.2)	(5.4)
Distributions to noncontrolling interests in consolidated affiliates	(19.6)	(8.2)

(a)    The nine months ended September 30, 2020 excludes timberlands acquired in the merger with Pope Resources.

LIQUIDITY FACILITIES
2021 DEBT ACTIVITY
    See Note 9 — Debt for additional information.

OFF-BALANCE SHEET ARRANGEMENTS
We utilize off-balance sheet arrangements to provide credit support for certain suppliers and vendors in case of their default on critical obligations, and collateral for outstanding claims under our previous workers’ compensation self-insurance programs. These arrangements consist of standby letters of credit and surety bonds. As part of our ongoing operations, we also periodically issue guarantees to third parties. Off-balance sheet arrangements are not considered a source of liquidity or capital resources and do not expose us to material risks or material unfavorable financial impacts. See Note 15 — Guarantees for details on the letters of credit and surety bonds as of September 30, 2021.

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
    The following table aggregates our contractual financial obligations as of September 30, 2021 and anticipated cash spending by period:

Contractual Financial Obligations (in millions)	Total	Payments Due by Period
		Remaining 2021	2022-2023	2024-2025	Thereafter
Long-term debt, excluding Timber Funds (a)	$1,176.4	—	$125.0	$23.7	$1,027.7
Current maturities of long-term debt, excluding Timber Funds (b)	200.0	—	200.0	—	—
Interest payments on long-term debt, excluding Timber Funds (c)	200.4	15.3	54.2	47.7	83.2
Operating leases — timberland (d)	184.2	4.2	15.4	14.3	150.3
Operating leases — PP&E, offices (d)	6.3	0.4	2.5	1.8	1.6
Commitments — development projects (e)	29.5	11.1	14.0	0.5	3.9
Commitments — environmental remediation (f)	10.9	0.2	4.7	3.7	2.3
Commitments — other (g)	53.2	3.3	26.7	14.9	8.3
Total contractual cash obligations	$1,860.9	$34.5	$442.5	$106.6	$1,277.3

(a)The book value of long-term debt, excluding Timber Funds, net of deferred financing costs and unamortized discounts, is currently recorded at $1,168.0 million on our Consolidated Balance Sheets, but upon maturity the liability will be $1,176.4 million. See Note 9 — Debt for additional information.
(b)The book value of current maturities of long-term debt, excluding Timber Funds, net of deferred financing costs is currently recorded at $199.9 million on our Consolidated Balance Sheets, but upon maturity the liability will be $200.0 million. See Note 9 - Debt for additional information.
(c)Projected interest payments for variable rate debt were calculated based on outstanding principal amounts and interest rates as of September 30, 2021.
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
Interest Rate Risk
    We are exposed to interest rate risk through our variable rate debt, primarily due to changes in LIBOR. However, we use interest rate swaps to manage our exposure to interest rate movements on our term credit agreements by swapping existing and anticipated future borrowings from floating rates to fixed rates. As of September 30, 2021, we had $550 million of U.S. variable rate debt outstanding on our term credit agreements.
The notional amount of outstanding interest rate swap contracts with respect to our term credit agreements at September 30, 2021 was $550 million. The Term Credit Agreement matures in April 2028, with the associated interest rate swaps maturing in August 2024. We have entered into forward starting interest rate swaps to cover $150 million of the Term Credit Agreement through the extended maturity date. The Incremental Term Loan Agreement and associated interest rate swaps mature in May 2026. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in no corresponding increase/decrease in interest payments and expense over a 12-month period.
    The fair market value of our fixed interest rate debt is also subject to interest rate risk. The estimated fair value of our fixed rate debt at September 30, 2021 was $825.1 million compared to the $826.4 million principal amount. We use interest rates of debt with similar terms and maturities to estimate the fair value of our debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at September 30, 2021 would result in a corresponding decrease/increase in the fair value of our fixed rate debt of approximately $40 million and $43 million, respectively.
    We estimate the periodic effective interest rate on our U.S. long-term fixed and variable rate debt to be approximately 3.0% after consideration of interest rate swaps and estimated patronage refunds, excluding unused commitment fees on the revolving credit facility.

    The following table summarizes our outstanding debt, interest rate swaps and average interest rates, by year of expected maturity and their fair values at September 30, 2021:

(Dollars in thousands)	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Variable rate debt:
Principal amounts	—	—	—	—	—	$550,000	$550,000	$550,000
Average interest rate (a)(b)	—	—	—	—	—	1.70%	1.70%
Fixed rate debt:
Principal amounts	—	$325,000	—	—	$23,739	$477,696	$826,435	$825,097
Average interest rate (b)	—	3.75%	—	—	2.95%	2.80%	3.18%
Interest rate swaps:
Notional amount	—	—	—	$350,000	—	$200,000	$550,000	($24,178)
Average pay rate (b)	—	—	—	2.28%	—	1.60%	2.03%
Average receive rate (b)	—	—	—	0.08%	—	0.09%	0.08%
Forward-starting interest rate swaps
Notional amount	—	—	—	—	—	$350,000	$350,000	$11,206
Average pay rate (b)	—	—	—	—	—	0.80%	0.80%
Average receive rate (b)	—	—	—	—	—	0.08%	0.08%

(a)    Excludes estimated patronage refunds.
(b)    Interest rates as of September 30, 2021.

Foreign Currency Exchange Rate Risk
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
Sales and Expense Exposure
    At September 30, 2021, the New Zealand subsidiary had foreign currency exchange contracts with a notional amount of $144 million outstanding related to foreign export sales and ocean freight payments. The amount hedged represents a portion of forecasted U.S. dollar denominated export timber and log trading sales proceeds over the next 18 months.
    The following table summarizes our outstanding foreign currency exchange rate risk contracts at September 30, 2021:

(Dollars in thousands)	0-1 months	1-2 months	2-3 months	3-6 months	6-12 months	12-18 months	Total	Fair Value
Foreign exchange contracts to sell U.S. dollar for New Zealand dollar
Notional amount	$10,000	$10,000	$8,000	$30,000	$47,000	$39,000	$144,000	($349)
Average contract rate	1.5028	1.4769	1.4859	1.4605	1.4444	1.4493	1.4577

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
Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of September 30, 2021.
In the quarter ended September 30, 2021, based upon the evaluation required by Rule 13a-15(d) under the Exchange Act, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

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
Based on an evaluation of the Operating Partnership’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, management, including Rayonier’s Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of September 30, 2021.
In the quarter ended September 30, 2021, based upon the evaluation required by Rule 13a-15(d) under the Exchange Act, there were no changes in internal controls over financial reporting that would materially affect or are reasonably likely to materially affect internal controls over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

The information set forth in Note 13 — Contingencies in the “Notes to Consolidated Financial Statements” under Item 1 of Part I of this report is incorporated herein by reference.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Rayonier Inc.
REGISTERED SALES OF EQUITY SECURITIES

From time to time, the Company may issue shares of common stock in exchange for units in the Operating Partnership. Such shares are issued based on an exchange ratio of one share for each unit in the Operating Partnership. During the quarter ended September 30, 2021, the Company issued 333,018 common shares in exchange for an equal number of units in the Operating Partnership pursuant to the agreement of the Operating Partnership.
ISSUER PURCHASES OF EQUITY SECURITIES

In February 2016, the Board of Directors approved the repurchase of up to $100 million of Rayonier’s common shares (the “share repurchase program”) to be made at management’s discretion. The program has no time limit and may be suspended or discontinued at any time. There were no shares repurchased under this program in the third quarter of 2021. Based on the period-end closing stock price of $35.68 at September 30, 2021, there was $87.7 million, or approximately 2,458,757 shares, remaining under this program.
The following table provides information regarding our purchases of Rayonier common shares during the quarter ended September 30, 2021:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (c)
July 1 to July 31	36	$35.88	—	2,326,397
August 1 to August 31	139	36.87	—	2,385,221
September 1 to September 30	—	—	—	2,458,757
Total	175		—

(a)Includes 175 shares of the Company’s common shares purchased in July, August and September from current and former employees in non-open market transactions. The shares were sold by current and former employees of the Company in exchange for cash that was used to pay withholding taxes associated with the vesting of share-based awards under the Company’s Incentive Stock Plan. The price per share surrendered is based on the closing price of the Company’s common shares on the respective vesting dates of the awards.
(b)Purchases made in open-market transactions under the $100 million share repurchase program announced on February 10, 2016.
(c)Maximum number of shares authorized to be purchased under the share repurchase program at the end of July, August and September are based on month-end closing stock prices of $37.71, $36.78 and $35.68, respectively.

Rayonier, L.P.
UNREGISTERED SALES OF EQUITY SECURITIES

There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended September 30, 2021.
ISSUER PURCHASES OF EQUITY SECURITIES

Pursuant to the Operating Partnership’s limited partnership agreement, limited partners have the right to redeem their units in the Operating Partnership for cash, or at our election, shares of Rayonier Common Stock on a one-for-one basis. During the quarter ended September 30, 2021, 333,018 units in the Operating Partnership held by limited partners were redeemed in exchange for shares of Rayonier Common Stock.

Item 6.    EXHIBITS

22.1	List of Guarantor Subsidiaries	Incorporated by reference to Exhibit 22.1 to the Registrant’s June 30, 2021 Form 10-Q
31.1	Rayonier Inc. - Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Rayonier Inc. - Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.3	Rayonier, L.P. - Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.4	Rayonier, L.P. - Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Rayonier Inc. - Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Rayonier, L.P. - Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following financial information from Rayonier Inc. and Rayonier, L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended September 30, 2021 and 2020 of Rayonier Inc.; (ii) the Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 of Rayonier Inc.; (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2021 and 2020 of Rayonier Inc.; (iv) the Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020 of Rayonier Inc.; (v) the Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended September 30, 2021 and 2020 of Rayonier, L.P.; (vi) the Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 of Rayonier, L.P.; (vii) the Consolidated Statements of Changes in Capital for the Nine Months Ended September 30, 2021 and 2020 of Rayonier, L.P.; (viii) the Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020 of Rayonier, L.P.; and (ix) the Notes to Consolidated Financial Statements of Rayonier Inc. and Rayonier, L.P.
Filed herewith
104	The cover page from the Company’s Quarterly Report on Form 10-Q from the quarter ended September 30, 2021, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER INC.

By:	/s/ APRIL TICE
April Tice Vice President and Chief Accounting Officer (Duly Authorized Officer, Principal Accounting Officer)
Date: November 5, 2021

RAYONIER, L.P.

By: RAYONIER INC., its sole general partner

By:	/s/ APRIL TICE
April Tice Vice President and Chief Accounting Officer (Duly Authorized Officer, Principal Accounting Officer)
Date: November 5, 2021