Form 10-K
period 2021-12-31
RAYONIER INC; Rayonier, L.P.
filed 2022-02-25
CIK 52827, 1806931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Rayonier Inc.    Yes ☒        No  ☐    Rayonier, L.P.    Yes ☐        No  ☒
The aggregate market value of the Common Shares of the registrant held by non-affiliates at the close of business on June 30, 2021 was $5,049,676,168 based on the closing sale price as reported on the New York Stock Exchange.
As of February 18, 2022, Rayonier Inc. had 145,369,424 Common Shares outstanding. As of February 18, 2022, Rayonier, L.P. had 3,315,254 Units outstanding.
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the 2022 annual meeting of the shareholders of the registrant scheduled to be held May 19, 2022, are incorporated by reference in Part III hereof.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2021 of Rayonier Inc., a North Carolina corporation, and Rayonier, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Rayonier” or “the Company” mean Rayonier Inc. and references to the “Operating Partnership” mean Rayonier, L.P. References to “we,” “us,” and “our” mean collectively Rayonier Inc., the Operating Partnership and entities/subsidiaries owned or controlled by Rayonier Inc. and/or the Operating Partnership.

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

As of December 31, 2021, the Company owned a 97.8% interest in the Operating Partnership, with the remaining 2.2% interest owned by limited partners of the Operating Partnership. As the sole general partner of the Operating Partnership, Rayonier Inc. has exclusive control of the day-to-day management of the Operating Partnership.

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
•A combined Management’s Discussion and Analysis of Financial Condition and Results of Operations, which includes specific information related to each reporting entity;

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

NOTE ABOUT FORWARD-LOOKING STATEMENTS
Certain statements in this document regarding anticipated financial outcomes, including our earnings guidance, if any, business and market conditions, outlook, expected dividend rate, our business strategies, including the acquisition of Pope Resources, expected harvest schedules, timberland acquisitions and dispositions, the anticipated benefits of our business strategies, and other similar statements relating to our future events, developments, or financial or operational performance or results, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate,” “believe,” “intend,” “project,” “anticipate” and other similar language. However, the absence of these or similar words or expressions does not mean that a statement is not forward-looking. While management believes that these forward-looking statements are reasonable when made, forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. The risk factors contained in Item 1A — Risk Factors in this Annual Report on Form 10-K and similar discussions included in other reports that we subsequently file with the Securities and Exchange Commission (“SEC”), among others, could cause actual results or events to differ materially from our historical experience and those expressed in forward-looking statements made in this document.
Forward-looking statements are only as of the date they are made, and we undertake no duty to update our forward-looking statements except as required by law. You are advised, however, to review any subsequent disclosures we make on related subjects in subsequent reports filed with the SEC.

Item 1.    BUSINESS
GENERAL
We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive softwood timber growing regions in the U.S. and New Zealand. We invest in timberlands and actively manage them to provide current income and attractive long-term returns to our shareholders. We conduct our business through an umbrella partnership real estate investment trust (“UPREIT”) structure in which our assets are owned by our Operating Partnership and its subsidiaries. Rayonier manages the Operating Partnership as its sole general partner. Our revenues, operating income and cash flows are primarily derived from the following core business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate, and Trading. As of December 31, 2021, we owned, leased or managed approximately 2.7 million acres of timberland and real estate located in the U.S. South (1.80 million acres), U.S. Pacific Northwest (490,000 acres) and New Zealand (419,000 gross acres, or 296,000 net plantable acres). In addition, we engage in the trading of logs to Pacific Rim markets, predominantly from New Zealand and Australia to support our New Zealand export operations; however, we also engage in log trading activities to these markets from the U.S. South and U.S. Pacific Northwest. We have an added focus to maximize the value of our land portfolio by pursuing higher and better use (“HBU”) land sale opportunities.
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

Under our REIT structure, we are generally not required to pay U.S. federal income taxes on our earnings from timber harvest operations and other REIT-qualifying activities contingent upon meeting applicable distribution, income, asset, shareholder and other tests. As of December 31, 2021, Rayonier owns a 97.8% interest in the Operating Partnership and a corresponding portion of taxable income or loss. Certain operations are conducted through our taxable REIT subsidiaries (“TRS”) and subject to U.S. federal and state corporate income tax. As of December 31, 2021 and as of the date of the filing of this Annual Report on Form 10-K, we believe the Company is in compliance with all REIT tests. See Note 22 — Income Taxes for further discussion of REIT and non-REIT qualifying operations.
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
•Attractive Pipeline of HBU Opportunities. We have a dedicated HBU platform with an established track record of selling rural and development HBU properties across our portfolio at strong premiums to timberland values. We continuously evaluate the highest and best use of our lands and seek to capitalize on identified HBU opportunities through strategies uniquely tailored to maximize value, including selectively pursuing land-use entitlements and infrastructure improvements through one of our taxable REIT subsidiaries. Much of our HBU activity is concentrated in the U.S. South, where we own approximately 200,000 acres of timberlands located in the vicinity of Interstate 95 primarily north of Daytona Beach, FL and south of Savannah, GA.
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

•Advantageous Structure and Capitalization. Under our REIT structure, we are generally not required to pay federal income taxes on our earnings from timber harvest operations and other REIT-qualifying activities, which allows us to optimize the value of our portfolio in a tax efficient manner. We also maintain a strong credit profile and have investment grade debt ratings. As of December 31, 2021, our net debt to enterprise value was 14%. We believe that our advantageous REIT structure and conservative capitalization provide us with a competitive cost of capital and significant financial flexibility to pursue growth initiatives.

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
•Capitalize on Advantageous Net Carbon Position. We estimate that our timberlands absorb more carbon than we emit in our operations. As such, we are positioning ourselves to take advantage of increasing demands for carbon solutions by companies, governments and investors. We rigorously analyze our carbon footprint and have developed a framework for collecting and reporting our carbon footprint to our investors and other stakeholders. We expect that the unique environmental attributes of our forestry assets will play an increasingly important role in our efforts to create value over time.
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
•Increase the Size and Quality of our Timberland Holdings through Acquisitions. We intend to selectively pursue timberland acquisition opportunities that improve the average productivity of our timberland holdings, support cash flow generation from harvesting, and enhance our net carbon position. Our acquisition strategy employs a disciplined approach with rigorous adherence to strategic and financial metrics. Generally, we expect to focus our acquisition efforts on our existing operating areas. We may also consider acquisition opportunities outside of our existing operating areas where we anticipate favorable long-term market dynamics and financial returns. In 2021, we acquired approximately 102,000 acres of fee timberland and 1,000 leased acres. We acquired an additional 132,000 acres of fee timberland in 2020 (including 120,000 acres in the merger with Pope Resources) and 69,000 acres in 2019. Additionally, we acquired leases or long-term forestry rights covering approximately 7,000 acres in 2020 (including 4,000 acres in the merger with Pope Resources) and 2,000 acres in 2019.
•Optimize our Portfolio Value. We continuously assess potential alternative uses of our timberlands, as some of our properties may become more valuable for development, residential, recreation, conservation, carbon sequestration or other purposes. We intend to capitalize on such higher-valued uses by opportunistically monetizing HBU properties and/or land-use rights in our portfolio. We generally expect that sales of HBU property will comprise approximately 1% to 2% of our Southern timberland holdings on an annual basis. Our HBU sales involve rural and recreational land as well as properties where we selectively pursue various land-use entitlements and improvements for residential, commercial and industrial development in order to fully realize the enhanced long-term value potential of such properties. We further have an added strategic focus to evaluate and advance ecosystem monetization alternatives, including the long-term development of forest carbon markets.

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

SEGMENT INFORMATION
Rayonier operates in six reportable business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Timber Funds, Real Estate and Trading. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3 — Segment and Geographical Information for information on sales and operating income by reportable segment and geographic region.
As discussed in Note 7 - Noncontrolling Interests, we sold the rights to manage Fund III and Fund IV, as well as our ownership interests in both funds in July 2021. As a result, Timber Fund III and IV balance sheets and results of operations are only included in our consolidated financial statements through the date of the sale. In addition, we completed the liquidation of Fund II timberland assets through three separate transactions during the third and fourth quarters of 2021. As of December 31, 2021, we continue to maintain a 20% ownership interest in Fund II, which is scheduled to terminate in March 2023. Prior to the termination of Fund II, the remaining capital will be distributed to Fund II investors. See Note 7 - Noncontrolling Interests and Note 8 - Variable Interest Entities for additional information.
TIMBER
Our timber businesses are disaggregated into Southern Timber, Pacific Northwest Timber, New Zealand Timber and Timber Funds segments. Sales in the Timber segments include all activities related to the harvesting of timber as well as lease and license activities, other non-timber activities and carbon credit sales. Sales in the Timber Funds segment also include the disposition of Fund II timberland assets.
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
Timber inventory is generally measured and expressed in short green tons (SGT) in our Southern timberlands, in thousand board feet (MBF) or million board feet (MMBF) in our Pacific Northwest timberlands, and in cubic meters (m3) in our New Zealand timberlands. For conversion purposes, one MBF and one m3 is equal to approximately 7.99 and 1.12 short green tons, respectively. For comparison purposes, we provide inventory estimates for our Pacific Northwest and New Zealand timberlands in MBF and cubic meters, respectively, as well as in short green tons.
The following table sets forth the estimated volumes of merchantable timber inventory by location in short green tons as of September 30, 2021 for the South and Pacific Northwest and as of December 31, 2021 for New Zealand:

(volumes in thousands of SGT)
Location	Merchantable Inventory (a)	%
South	63,986	70
Pacific Northwest	10,719	12
New Zealand	16,879	18
	91,584	100

(a)For all regions, depletion rate calculations for the upcoming year are based on estimated volumes of merchantable inventory at December 31, 2021.
We define sustainable yield as the average harvest level that can be sustained into perpetuity based on our estimates of biological growth and the expected productivity resulting from our reforestation and silvicultural efforts. Our estimated sustainable yield may change over time based on changes in silvicultural techniques and resulting timber yields, changes in environmental laws and restrictions, changes in the statistical sampling and estimates of our merchantable timber inventory, acquisitions and dispositions of timberlands, the expiration or renewal of timberland leases, casualty losses, and other factors. Moreover, our harvest level in any given year may deviate from our estimated sustainable yield due to variations in the age class of our timberlands, the product mix of our harvest (i.e., pulpwood versus sawtimber), our deliberate acceleration or deferral of harvest in response to market conditions, our thinning activity (in which we periodically remove some smaller trees from a stand to enhance long-term sawtimber potential of the remaining timber), or other factors. We estimate sustainable yield for each of our core Timber segments as of December 31, 2021.
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

SOUTHERN TIMBER
As of December 31, 2021, our Southern timberlands acreage consisted of approximately 1.80 million acres (including approximately 133,000 acres of leased lands) located in Alabama, Arkansas, Florida, Georgia, Louisiana, Oklahoma, South Carolina and Texas. Approximately two-thirds of this land supports intensively managed plantations of predominantly loblolly and slash pine. The other one-third of this land is too wet to support pine plantations, but supports productive natural stands primarily consisting of natural pine and a variety of hardwood species. Rotation ages typically range from 21 to 28 years for pine plantations and from 35 to 60 years for natural stands. Key consumers of our timber include pulp, paper, wood products and biomass facilities.
We estimate that the gross timber inventory and merchantable timber inventory of our Southern timberlands were 80 million tons and 64 million tons, respectively, as of September 30, 2021. We estimate that the sustainable yield of our Southern timberlands, including both pine and hardwoods, is approximately 6.1 to 6.5 million tons annually. We expect that the average annual harvest volume of our Southern timberlands over the next five years (2022 to 2026) will be generally in line with our sustainable yield. For additional information, see Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield and Item 1A — Risk Factors.
In 2021, we acquired approximately 100,000 acres of timberland in the Southern region. For additional information, see Note 5 — Timberland Acquisitions.
The following table provides a breakdown of our Southern timberlands acreage and timber inventory by product and age class as of September 30, 2021 (inventory volumes are estimated at December 31 to calculate a depletion rate for the upcoming year):

(volumes in thousands of SGT)
Age Class	Acres (000’s)	Pine Pulpwood	Pine Sawtimber	Hardwood Pulpwood	Hardwood Sawtimber	Total
Pine Plantation
0 to 4 years (a)	239	—	—	—	—	—
5 to 9 years	197	—	—	—	—	—
10 to 14 years	201	8,230	1,558	55	—	9,843
15 to 19 years	210	11,753	4,633	118	2	16,506
20 to 24 years	183	6,870	6,487	149	3	13,509
25 to 29 years	55	1,949	2,951	89	3	4,992
30 + years	38	1,064	2,575	129	2	3,770
Total Pine Plantation	1,123	29,866	18,204	540	10	48,620
Natural Pine (Plantable) (b)	33	328	699	752	231	2,010
Natural Mixed Pine/Hardwood (c)	517	4,565	7,326	13,869	4,056	29,816
Forested Acres and Gross Inventory	1,673	34,759	26,229	15,161	4,297	80,446
Plus: Non-Forested Acres (d)	66
Gross Acres	1,739
Less: Pre-Merchantable Age Class Inventory (e)						(10,099)
Less: Volume in Environmentally Sensitive/Legally Restricted Areas						(6,361)
Merchantable Timber Inventory						63,986

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

PACIFIC NORTHWEST TIMBER
As of December 31, 2021, our Pacific Northwest timberlands consisted of approximately 490,000 acres located in Oregon and Washington, of which approximately 382,000 acres were designated as productive acres, meaning land that is capable of growing merchantable timber and where the harvesting of timber is not constrained by physical, environmental or regulatory restrictions. These timberlands primarily comprise second and third rotation western hemlock and Douglas-fir, as well as a small amount of other softwood species, such as western red cedar. A small percentage also consists of natural hardwood stands of predominantly red alder. In the Pacific Northwest, rotation ages typically range from 35 to 50 years. Our product mix in the Pacific Northwest is heavily weighted to sawtimber, which is sold to domestic wood products facilities as well as exported primarily to Pacific Rim markets.
We estimate that the gross timber inventory and merchantable timber inventory of our Pacific Northwest timberlands were 3,463 MMBF and 1,342 MMBF, respectively, as of September 30, 2021. We estimate that the sustainable yield of our Pacific Northwest timberlands is approximately 220 to 230 MMBF (or 1.75 to 1.85 million tons) annually. We expect that the average annual harvest volume of our Pacific Northwest timberlands over the next five years (2022 to 2026) will be generally in line with our sustainable yield. For additional information, see Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield and Item 1A — Risk Factors.
In 2021, we did not acquire any additional acres of timberlands in the Pacific Northwest region. For additional information, see Note 5 - Timberland Acquisitions.
The following table provides a breakdown of our Pacific Northwest timberlands acreage and timber inventory by product and age class as of September 30, 2021 (inventory volumes are estimated at December 31 to calculate a depletion rate for the upcoming year):

(volumes in MBF, except as noted)
Age Class	Acres (000’s)	Softwood Pulpwood (e)	Softwood Sawtimber (e)	Total (e)
Commercial Forest
0 to 4 years (a)	47	—	—	—
5 to 9 years	49	—	—	—
10 to 14 years	45	—	—	—
15 to 19 years	46	—	—	—
20 to 24 years	36	43,818	103,956	147,774
25 to 29 years	31	47,815	251,375	299,190
30 to 34 years	54	104,077	708,527	812,604
35 to 39 years	43	77,422	709,207	786,629
40 to 44 years	15	24,849	259,664	284,513
45 to 49 years	5	8,218	72,085	80,303
50+ years	7	16,798	146,991	163,789
Total Commercial Forest	378	322,997	2,251,805	2,574,802
Non-Commercial Forest (b)	4	3,774	23,124	26,898
Productive Forested Acres	382
Restricted Forest (c)	88	102,942	758,437	861,379
Total Forested Acres and Gross Inventory	470	429,713	3,033,366	3,463,079
Plus: Non-Forested Acres (d)	20
Gross Acres	490
Less: Pre-Merchantable Age Class Inventory				(1,260,153)
Less: Restricted Forest Inventory				(861,379)
Total Merchantable Timber				1,341,547
Conversion factor for MBF to SGT				7.99
Total Merchantable Timber (thousands of SGT)				10,719

(a)0 to 4 years includes clearcut acres not yet replanted.
(b)Includes non-commercial forests with limited productivity.
(c)Includes significant portions of riparian management zones, legally restricted forests, and environmentally sensitive areas.
(d)Includes roads, rights of way, and all other non-forested areas.
(e)Includes a minor component of hardwood in red alder and other species.

NEW ZEALAND TIMBER
As of December 31, 2021, our New Zealand timberlands consisted of approximately 419,000 acres (including approximately 232,000 acres of leased lands), of which approximately 296,000 acres were designated as productive or plantation acres, meaning land that is capable of growing merchantable timber and where the harvesting of timber is not constrained by physical, environmental or regulatory restrictions. The leased acres are generally leased through long-term arrangements including Crown Forest Licenses (“CFLs”), forestry rights and other leases. Rotation ages typically range from 24 to 34 years for pine plantations. Our New Zealand timberlands serve a domestic sawmilling market and also provide export logs to Pacific Rim markets.
Our New Zealand timber operations are conducted by Matariki Forestry Group, a joint venture with Stafford Capital Partners Limited (the “New Zealand subsidiary”). We maintain a controlling financial interest of 77% in the New Zealand subsidiary and, accordingly, consolidate the New Zealand subsidiary’s balance sheet and results of operations. The minority owner’s interest in the New Zealand subsidiary and its earnings are reported as noncontrolling interest in our financial statements. Rayonier’s wholly-owned subsidiary, Rayonier New Zealand Limited (“RNZ”), serves as the manager of the New Zealand subsidiary. For additional information, see Note 7 — Noncontrolling Interests.
We estimate that the gross timber inventory and merchantable timber inventory of our New Zealand timberlands were both 15.1 million cubic meters as of December 31, 2021. We estimate that the sustainable yield of our New Zealand timberlands is approximately 2.1 to 2.4 million cubic meters (or 2.4 to 2.7 million tons) annually. We expect that the average annual harvest volume of our New Zealand timberlands over the next five years (2022 to 2026) will be at the higher end of our sustainable yield range. For additional information, see Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield and Item 1A — Risk Factors.
In 2021, we acquired approximately 3,000 acres of timberland in New Zealand, including approximately 1,000 acres of leased lands. For additional information, see Note 5 — Timberland Acquisitions.
The following table provides a breakdown of our New Zealand timberlands acreage and timber inventory by product and age class as of December 31, 2021 (inventory volumes at December 31 are used to calculate a depletion rate for the upcoming year):

(volumes in thousands of m3, except as noted)
Age Class	Acres (000’s)	Pulpwood (d)	Sawtimber (d)	Total (d)
Radiata Pine
0 to 4 years (a)	64	—	—	—
5 to 9 years	39	—	—	—
10 to 14 years	45	—	—	—
15 to 19 years	49	—	—	—
20 to 24 years	47	1,779	6,371	8,150
25 to 29 years	18	718	3,623	4,341
30 + years	2	104	344	448
Total Radiata Pine	264	2,601	10,338	12,939
Other (b)	32	989	1,179	2,168
Forested Acres and Merchantable Timber Inventory	296	3,590	11,517	15,107
Conversion factor for m3 to SGT				1.12
Total Merchantable Timber (thousands of SGT)				16,879
Plus: Non-Productive Acres (c)	123
Gross Acres	419

(a)0 to 4 years includes clearcut acres not yet replanted.
(b)Includes primarily Douglas-fir age 30 and over.
(c)Includes natural forest and other non-planted acres.
(d)Includes timber located in environmentally sensitive areas.

CARBON CREDITS
The New Zealand subsidiary participates in the New Zealand Emissions Trading Scheme (“ETS”), which was designed to reduce emissions in New Zealand. The ETS helps to reduce emissions by requiring businesses to measure and report on their greenhouse gas emissions and surrender one emissions unit (“NZU” or “carbon credit”) to the government for each metric tonne of emissions. The New Zealand Government sets and reduces the number of units supplied into the scheme over time, which will limit the overall quantity of emissions to meet New Zealand’s emissions reduction targets.
Businesses who participate in the New Zealand ETS can buy and sell units from each other, with pricing driven by supply and demand in the scheme. As of December 31, 2021, the New Zealand subsidiary held 1,967,510 NZUs with respect to timberlands designated as post-1989 forests. These units were received for net carbon sequestered between 2008 and 2013 and from subsequent units acquired during 2019 and 2021. We estimate that 375,848 of these NZUs will be required to be surrendered upon harvest with the remainder available to be freely monetized. See Note 25 - Other Assets for information about our cost basis in carbon credits. See Note 4 — Revenue for information about the sale of carbon units.

TIMBER FUNDS
Due to the sale of Fund III and IV, as well as the liquidation of Fund II timberland assets, we have discontinued our disclosure of Timber Fund inventory data. As of December 31, 2021, we no longer own any Timber Fund timberland assets. See Note 7 - Noncontrolling Interests and Note 8 - Variable Interest Entities for additional information.
REAL ESTATE
All of our U.S. and New Zealand land or leasehold sales, including HBU and non-HBU, are reported in our Real Estate segment. We report our Real Estate sales in six categories:
•Improved Development,
•Unimproved Development,
•Rural,
•Timberland & Non-Strategic,
•Large Dispositions, and
•Conservation Easements
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

Conservation Easements are the sale of development rights, which preclude future development on the underlying land but reserve our rights to continue to grow and harvest timber.
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
Our New Zealand subsidiary conducts export sales through a joint venture, which arranges sales shipping and export documentation services for an agency fee. The New Zealand subsidiary, in turn, provides support services on a cost recovery basis to the joint venture. Through the use of the joint venture, we are able to increase scale efficiencies, market presence and cost savings in both the Timber and Trading segments.
In addition to our direct export business, we also engage in log trading activities, which generally involve the procurement of third-party logs in order to gain scale efficiencies in our export operations. For procured logs, the New Zealand subsidiary buys logs directly from other forest owners at New Zealand ports and exports them through an agency agreement with the export service joint venture. Income from this business is generated by achieving a sales margin over the purchase price of the procured logs. Revenue generated from procured log sales reflects the full sales price of the logs and is recorded as timber sales within the Trading segment. The New Zealand subsidiary, through the Trading segment, also purchases standing timber from time to time, whereby it manages the harvest and sale of the logs for approximately one to three years. In these instances, the cost of standing timber is capitalized as a current asset on the Consolidated Balance Sheets and recognized as non-depletion cost of sales when sold.
In 2021, Trading volume was approximately 706,000 tons. Of this volume, approximately 511,000 tons were purchased directly from third parties in New Zealand, 70,000 tons were sourced from outside New Zealand, (primarily Australia), and the remaining 125,000 tons were harvested from stumpage purchases and managed harvest arrangements. Approximately 86% of third-party purchases in New Zealand were purchased at spot prices, with the New Zealand subsidiary thereby assuming some price risk on subsequent resale. The remaining 14% were purchased on a fixed margin basis, with the New Zealand subsidiary earning either a fixed percentage of the net export revenue or a spread on the resale price irrespective of subsequent price fluctuations. The New Zealand subsidiary generally seeks to mitigate its risk of loss on procured logs by securing export orders prior to or concurrent with its spot purchases of logs.
FOREIGN SALES AND OPERATIONS
Sales from non-U.S. operations occur in our Real Estate, New Zealand Timber and Trading segments and comprised approximately 34% of consolidated 2021 sales. See Note 3 — Segment and Geographical Information for additional information.

COMPETITION
TIMBER
Timber markets in our Southern and Pacific Northwest regions are relatively fragmented with price being the principal method of competition. In New Zealand, there are five other major private timberland owners accounting for approximately 36% of New Zealand planted forests.
The following table provides an overview of certain major competitors in each of our Timber segments:

Segment	Competitors
Southern Timber (a)	Weyerhaeuser Company
CatchMark Timber Trust
Hancock Timber Resource Group
Resource Management Service
Forest Investment Associates
Campbell Global

Pacific Northwest Timber (a)	Weyerhaeuser Company
Hancock Timber Resource Group
Green Diamond Resource Company
Campbell Global
Port Blakely Tree Farms
State of Washington Department of Natural Resources
Bureau of Indian Affairs

New Zealand (b)	Manulife Investment Management Timberland and Agriculture Inc.
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
TRADING
Our log trading operations are primarily based out of New Zealand and performed by our New Zealand subsidiary. The New Zealand market remains very competitive with over 15 entities competing for export log supply at different ports across the country. We are one of the larger log trading companies in the region with access to multiple export ports and a range of different export markets.
CUSTOMERS
In 2021, no individual customer (or group of customers under common control) represented 10% or more of 2021 consolidated sales.

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
GOVERNMENTAL REGULATION AND ENVIRONMENTAL MATTERS

We are subject to federal, state and local laws and regulations in the United States and New Zealand that could affect our business, including those promulgated under the Foreign Corrupt Practices Act, Occupational Safety and Health Act, Clean Water Act, Endangered Species Act, Washington Forest Practices Act, New Zealand Resource Management Act, New Zealand Health and Safety At Work Act and various other environmental and safety laws and regulations. Our operations also are subject to various international trade agreements, tariffs, taxes and regulations. While we believe that we are in compliance in all material respects with all applicable governmental regulations, current governmental regulations may change or become more stringent or unforeseen events may occur, any of which could have a material adverse effect on our financial position or results of operations.

We are aware of hazardous substances at a former sawmill site located in Port Gamble, Washington, which we acquired as part of our acquisition of Pope Resources. We have been identified as a “potentially liable party” at the Port Gamble site and are presently working on cleanup and remediation under the Washington Model Toxics Control Act, as well as the federal Comprehensive Environmental Response, Compensation and Liability Act programs. We have determined that a liability has been incurred and that the amount of the loss can reasonably be estimated. Accordingly, we have accrued amounts on our balance sheet for losses related to this site. Compliance with environmental laws and regulations and our remedial environmental obligations historically have not had a material impact on our operations, and we are not aware of any proposed regulations or remedial obligations that could trigger significant costs or capital expenditures in connection with such compliance.

We have elected to be taxed as a REIT for U.S. federal tax purposes pursuant to the Internal Revenue Code of 1986 and related U.S. Treasury regulations and administrative guidance (“REIT Requirements”). We monitor and test our compliance with all REIT Requirements and believe that we are in compliance in all material respects with all such current requirements. In the event we are not in compliance, or in the event current REIT Requirements change in such a way as to preclude our continuing qualification as a REIT, such events could have a material adverse effect on our financial position or results of operations.

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

PORT GAMBLE ENVIRONMENTAL REMEDIATION
In the merger with Pope Resources, we acquired the town of Port Gamble, Washington. Portions of this property require environmental remediation under federal and state environmental laws, and remediation activities are currently ongoing. As such, we have recognized environmental liabilities associated with Port Gamble. See Note 2 - Merger with Pope Resources for additional information on the allocation of purchase price. For additional information on our environmental liabilities see Note 13 - Commitments and Note 15 - Environmental and Natural Resource Damage Liabilities.
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

Millsite Cleanup
With the in-water portion of the cleanup completed, there is expected to be relatively modest cleanup activity on the millsite and a monitoring period. In February 2018, Pope Resources and DOE entered into an agreed order with respect to the millsite under which Pope Resources performed a remedial investigation and feasibility study (“RI/FS”), which it submitted to DOE for review in January 2019. Following the finalization of the RI/FS, Pope Resources worked with DOE to develop a CAP. As with the in-water portion of the project, the CAP will define the scope of the remediation activity for the millsite. The consent decree, which includes the CAP, was entered in Kitsap County Superior Court on November 25, 2020.
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
For additional information see Item 1A — Risk Factors.
RESEARCH AND DEVELOPMENT
The research and development activities of our timber operations include genetics and tree improvement, soils and seedling production, biometrics and growth/yield, environmental sustainability (including protection of water, biodiversity, and threatened and endangered (T&E) species), and carbon and climate impact. We also contribute to research cooperatives that undertake forestry research and development.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
David L. Nunes, 60, Mr. Nunes joined the Company in June 2014 as Chief Operating Officer, and shortly thereafter assumed the role of President and CEO following the Company’s spin-off of its Performance Fibers business. Prior to joining the Company, Mr. Nunes served as President and CEO of Pope Resources/Olympic Resource Management from 2002 to 2014. He joined Pope in 1997 as director of portfolio management. The following year, he was named Vice President of portfolio development, and then served two years as Senior Vice President of acquisitions and portfolio development before being named President and COO in 2000. Previously, Mr. Nunes spent nine years with the Weyerhaeuser Company, joining the organization in 1988 as a business analyst and advancing through a number of leadership roles to become director of corporate strategic planning. Mr. Nunes holds a Bachelors of Arts and Economics from Pomona College and an MBA from the Tepper School of Business at Carnegie Mellon University.
Mark D. McHugh, 46, Mr. McHugh was appointed Senior Vice President and Chief Financial Officer in December 2014. He was previously Managing Director in the Real Estate Investment Banking group at Raymond James, where he worked since 2008. Prior to joining Raymond James, Mr. McHugh was a Director in the Paper & Forest Products Group within the Investment Banking Division at Credit Suisse, where he worked from 2000 to 2008. Mr. McHugh received his B.S.B.A. in Finance from the University of Central Florida and his JD from Harvard Law School.
Douglas M. Long, 51, Mr. Long currently serves as Senior Vice President, Forest Resources. Previously, he served as Vice President, U.S. Operations from November 2014 to December 2015 and as Director, Atlantic Region, U.S. Forest Resources from March 2014 to November 2014. He joined the Company in 1995 as a GIS Forestry Analyst and has held multiple positions of increasing responsibility within the forestry division. Mr. Long holds bachelor’s and master’s degrees in Forest Resources and Conservation from the University of Florida.

Christopher T. Corr, 58, Mr. Corr joined the Company in July 2013 and currently serves as Senior Vice President, Real Estate Development and President, Raydient LLC. Prior to joining Rayonier, he served as Executive Vice President, Buildings and Places for AECOM from 2008 to 2013. Prior to that, Mr. Corr held various positions with The St. Joe Company between 1998 and 2008, most recently as Executive Vice President. From 1992 to 1998, Mr. Corr was a senior manager with The Walt Disney Company, where he was a key member of the team that developed the visionary town of Celebration near Orlando, Florida. From 1990 to 1992, Mr. Corr served as an elected member of the Florida House of Representatives. He holds a Bachelor of Arts degree from the University of Florida and has completed programs with the Harvard Real Estate Institute and the Wharton School of Business at University of Pennsylvania.
Mark R. Bridwell, 59, Mr. Bridwell was promoted to Vice President and General Counsel in June 2014 and assumed the role of Corporate Secretary in March 2015. He joined the Company in 2006 as Associate General Counsel for Performance Fibers. In 2009, he became Associate General Counsel for Timber and Real Estate and in 2012 was promoted to Assistant General Counsel for Land Resources. Prior to joining Rayonier, Mr. Bridwell served as counsel for six years at Siemens Corporation. Previously, he was an attorney for five years with the international law firms of Jones, Day, Reavis & Pogue and Seyfarth, Shaw, Fairweather & Geraldson. Mr. Bridwell has a B.S.B.A. in Finance from the University of Central Florida, and an MBA and JD from Emory University.
Shelby L. Pyatt, 51, Ms. Pyatt was named Vice President, Human Resources and Information Technology in July 2014. Ms. Pyatt joined Rayonier in 2003 as Manager, Compensation and became Director, Compensation and Employee Services in 2006. She was named Director, Compensation, Benefits and Employee Services in 2009 before being promoted to her current position. Prior to joining Rayonier, Ms. Pyatt held human resources positions with CSX Corporation and Barnett Bank. Ms. Pyatt holds a bachelor’s degree in Business Management.
W. Rhett Rogers, 45, Mr. Rogers was appointed to Vice President, Portfolio Management in February 2017. Mr. Rogers oversees the Company’s acquisition and disposition activities, including HBU and non-strategic land sales, as well as its land information systems function. He joined Rayonier in 2001 as a District Technical Forester, and has held numerous roles of increasing responsibility, most recently as Director, Land Asset Management before being promoted to his current position. Mr. Rogers holds a BS in Forestry from Louisiana Tech University, and both an MBA and MS in Forest Resources from Mississippi State University.
April J. Tice, 48, Ms. Tice was promoted to Vice President and Chief Accounting Officer in April 2021. In this position, she acts as the Company’s principal accounting officer. She joined Rayonier in 2010 and has worked in various roles within the finance and financial reporting departments since that time. She previously served as Vice President, Financial Services and Corporate Controller before being promoted to her current position. Prior to joining Rayonier, Ms. Tice served in various accounting and/or audit roles at Deloitte & Touche, the State of Florida and two private companies located in Florida. Ms. Tice holds a Bachelor of Fine Arts from Florida State University and a Master of Accountancy with a tax concentration from the University of North Florida. Ms. Tice is a Certified Public Accountant in the State of Florida.
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
The recruitment, retention and development of employees is essential to our success. We aim to provide employees with opportunities to build skills and grow professionally, while also offering competitive compensation commensurate with an individual’s experience, knowledge and performance. Our compensation packages consist of a base salary and an annual bonus. We also use targeted equity-based grants with a multiyear vesting schedule to help promote the retention of personnel and an ownership mentality across our organization. Our comprehensive benefits package includes medical, dental, vision, life, accident and disability. We also offer a health savings account, a dependent care spending account and an employee assistance plan. Our 401(k) retirement savings plan includes company matching contributions as well as enhanced retirement contributions.
Employee Development
We offer a comprehensive approach to training and development which includes micro and on-demand learning, classroom programs, coaching and mentoring, cross-functional assignments and conferences. We also provide a tuition reimbursement program, which reimburses 80% of the costs of approved degree programs.

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
•We offer a variety of mandatory and optional safety courses each year in areas such as: defensive driving, proper chainsaw use, ATV safety, CPR certifications and first aid, emergency evacuation, slips, trips and falls, overhead hazards, fire prevention, internal reporting of safety incidents, general forestry requirements and various other safety topics.
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
In New Zealand, we have a comprehensive safety management program that includes both employees and contractors pursuant to local laws and the Health & Safety at Work Act 2015. Similar industry practices and regulations do not exist in the United States for contractors. Nonetheless, in addition to our employee safety programs in the U.S., we have initiated programs with our U.S. contractors to better educate them on safe work practices. In 2021, 216 safety near miss reports were submitted and 531 contractor safety meetings were conducted.
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

Employee Wellness
Our employee wellness program, Stay Strong, is designed to promote the overall health and well-being of our employees by providing education, resources, and a financial investment in our employees’ wellness. Stay Strong employs a comprehensive approach centered on four key areas: Health and Well-Being, Financial Wellness, Work-Life Balance and Emotional Health. This includes a comprehensive benefits package, flexible work arrangements and generous paid time off as well as specific workshops and programs tailored to locations.

Inclusion and Diversity
Rayonier is focused on promoting an inclusive and diverse workforce as we believe this plays an integral role in maintaining an engaging employee experience. As of December 31, 2021, we had 406 employees, 309 in the U.S. and 97 in New Zealand.
The following charts provide details on diversity at Rayonier as of December 31, 2021:

WORKFORCE BY ETHNICITY (a)

U.S.
0.3% American Indian/Alaskan Native
1.6% Asian
1.6% Black or African-American
3.2% Hispanic or Latino
0.7% Two or more races
92.6% White

WORKFORCE BY GENDER

34%
U.S.
66%
44%
N.Z.
56%
37%
Overall
63%
Male
Female

LEADERS BY GENDER (b)

22%
78%
35%
65%
25%
75%
U.S.
N.Z.
Overall
Male
Female

(a) Ethnicity data only includes employees located in the U.S. Under New Zealand employment and privacy laws, employees are not required to provide this information.
(b) Leaders are defined as employees who have responsibility for managing other employees.

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
ECONOMIC RISK FACTORS
An increase in the rate of inflation and monetary policy responses to such increases could negatively affect our stock price, results of operations and financial condition.
The recent acceleration of generalized inflation in the United States and global economies, should it persist, could adversely affect us. In particular, increases in the cost and availability of labor for us and our contractors could increase our costs, compress our margins and impact harvest levels. In addition, increases in energy and fuel costs could affect our results of operations. Energy costs are a significant operating expense for logging and hauling contractors who support us and the customers of our standing timber. The continued rapid rise in energy costs could have a negative effect on the cost and availability of such contractors. Additionally, such rapidly rising energy costs may have a negative impact on the cost of ocean freight for our exported products. Moreover, our selling, general and administrative costs could increase. More generally, an increase in inflation and interest rates could have an adverse impact on our cost of capital, which could impact the value of our long-lived assets, our ability to economically acquire additional assets, the cost of debt and the value of our equity. One of the factors that may influence the price of our common shares is our annual dividend yield as compared to the yields on other financial instruments. An increase in market interest rates could cause increases in discount rates and, accordingly, a decline in property values and total returns for timberland assets. Thus, an increase in market interest rates could result in higher yields on other financial instruments and could adversely affect the relative attractiveness of an investment in our equity and, accordingly, the trading price of our common shares. These macroeconomic factors impacting us are beyond our control and could have a material adverse effect on our business, financial condition, results of operations and the value of our equity.
We are exposed to the cyclicality of the markets in which we operate and other factors beyond our control, which could adversely affect our results of operations.
In our Timber segments, the level of residential construction activity, including home repair and remodeling activity, is the primary driver of sawtimber demand. In addition, demand for logs can be affected by the demand for wood chips in the pulp and paper and engineered wood products markets, as well as the bio-energy production markets. The ongoing level of activity in these markets is subject to fluctuation due to future changes in economic conditions, inflation, interest rates, credit availability, population growth, weather conditions, the ongoing COVID-19 pandemic and other factors. Changes in global economic conditions, such as new timber supply sources and changes in currency exchange rates, foreign interest rates and foreign and domestic trade policies, can also negatively impact demand for our timber and logs. In addition, the industries in which our customers participate are highly competitive and may experience overcapacity or reductions in demand, all of which may affect demand for and pricing of our products.
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
OPERATIONAL RISK FACTORS
Weather, climate change and other natural conditions may limit our timber harvest and sales.
Weather conditions, changes in timber growth cycles, limitations on access (for example, due to prolonged wet conditions) and other factors, including damage by fire, insect infestation, disease, prolonged drought and natural disasters such as wind storms and hurricanes, may limit harvesting of our timberlands. Changes in the diversity of plants and trees due to fluctuations in temperature and rainfall patterns, could adversely impact the long-term growing conditions in our forests. The volume and value of timber that can be harvested from our timberlands may be reduced by any such occurrence and other causes beyond our control. As is typical in the forestry industry, we do not maintain insurance for any loss to our timber, including losses due to fire and these other causes. These and other factors beyond our control could reduce our timber inventory and our sustainable yield, thereby adversely affecting our financial results and cash flows.
Entitlement and development of real estate entail a lengthy, uncertain and costly governmental approval process, which could adversely affect our ability to grow the businesses in our Real Estate segment.
Entitlement and development of real estate entail extensive approval processes involving multiple regulatory jurisdictions. It is common for a project to require multiple approvals, permits and consents from U.S. federal, state and local governing and regulatory bodies. Any of these issues can materially affect the cost, timing and economic viability of our real estate projects. Moreover, the real estate entitlement process is frequently a political one, which involves uncertainty and often extensive negotiation and concessions in order to secure and maintain the necessary approvals and permits. In the U.S., a significant amount of our development property is located in jurisdictions in which local governments face challenging issues relating to growth and development, including zoning and future land use, public services, water availability, transportation and other infrastructure, concurrency requirements, affordable housing, land conservation efforts, and funding for same, and the requirements of state law. In addition, anti-development groups are active, especially in Florida and Washington, in filing litigation to oppose particular entitlement activities and development projects, and in seeking legislation and other anti-development limitations on real estate development activities. We expect this type of anti-development activity to continue in the future.

Entitlement and development of real estate are also subject to lengthy, uncertain and costly implementation processes. Large-scale developments may involve commitments from government agencies or third parties related to the delivery of infrastructure improvements (such as roads, bridges, sidewalks, water, sewer and other utilities), the certainty and timing of which are outside of our control.

Changes in the laws, or interpretation or enforcement thereof, regarding the use and development of real estate, changes in the political composition of state and local governmental bodies, impacts from the ongoing COVID-19 pandemic, and the identification of new facts regarding our properties could lead to new or greater costs, delays and liabilities that could materially adversely affect our business, profitability or financial condition.

Coronavirus (COVID-19) Pandemic.
The novel coronavirus (COVID-19) outbreak could materially adversely affect our financial condition and results of operations.
Epidemics, pandemics or other such crises or public health concerns in regions of the world where we have operations or sell products, could result in the disruption of our business. Specifically, the ongoing COVID-19 outbreak has resulted in increased travel restrictions and extended shutdowns of certain businesses around the world, as well as continued volatility in economic conditions. These or any governmental or other regulatory developments or health concerns in countries in which we operate or export to could result in operational restrictions or social and economic instability, or labor shortages. At this point in time, there is continued uncertainty relating to the potential impact of COVID-19 on our business. Infections may continue to spread, which could limit our ability to timely harvest, sell and transport our timber, increase our costs, restrict our operations or cause supply chain disruptions for us and our customers. In addition, we also face risks and costs associated with implementation of business continuity plans and modified work conditions, including making required resources available to our workforce to enable them to continue essential work. Any of these developments could have a negative impact on our business, financial condition and operating results. In addition, the COVID-19 pandemic could continue to adversely affect the economies and markets of many countries, resulting in further economic volatility that could impact the pricing or demand for timber, real estate, and especially housing, which could have an adverse effect on our business, operating results and financial condition, as well as market value of our securities. Further, our customers may be negatively impacted due to disruptions in business and operating conditions and constraints on their own liquidity and access to capital relating to COVID-19, which could increase our counterparty credit exposure. The continued spread of COVID-19 has also led to disruption and volatility in the global capital markets. This could lead to further volatility in interest and exchange rates, increase our cost of capital, and adversely impact our access to capital, credit ratings or overall liquidity.
We depend on third parties for logging and transportation services and increases in the costs or decreases in the availability of quality service providers could adversely affect our business.
Our Timber segments depend on logging and transportation services provided by third parties, both domestically and internationally, including by railroad, trucks and/or ships. If any of our transportation providers were to fail to deliver timber supply or logs to our customers in a timely manner, or were to damage timber supply or logs during transport, we may be unable to sell it at full value, or at all. During the global COVID-19 pandemic, we have experienced disruptions in the supply, and rapid inflation in the cost, of transportation and labor in connection with timber harvesting and delivery. Tight job markets have increased the difficulty and cost of attracting and retaining sufficient skilled labor for logging and transportation. Accordingly, our timber harvesting volumes and realized margins have been negatively impacted in certain markets. As demand for timber has accelerated with the recovery in U.S. and New Zealand housing starts, the lack of adequate supply of logging contractors has resulted in sharp increases in logging costs and at times slowed deliveries. It is expected that the supply of qualified logging contractors will be impacted by the availability and cost of debt financing for equipment purchases as well as the limited availability of adequately trained loggers. As housing starts continue to recover, harvest levels are expected to increase, placing more pressure on the existing supply of logging contractors. Any significant failure or unavailability of third-party logging or transportation providers, or further increases in transportation rates, labor rates and/or fuel costs, may result in higher logging costs or the inability to capitalize on stronger log prices to the extent logging contractors cannot be secured at a competitive cost. Such events could harm our reputation, negatively affect our customer relationships and adversely affect our business.

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
•continuing negative impacts from the imposition and/or threatened imposition of substantial tariffs on forest products imports into China in connection with trade tensions between China and the U.S.;
•business disruptions arising from public health crises and outbreaks of communicable diseases, especially in China, including the outbreak of the virus known as the novel coronavirus;
•difficulty in establishing, staffing and managing non-U.S. operations;
•product damage or losses incurred during shipping;
•potentially negative consequences from changes in or interpretations of tax laws;
•economic or political instability, inflation, recessions and interest rate and exchange rate fluctuations; and
•uncertainties regarding non-U.S. judicial systems, rules and procedures;
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
Environmental laws and regulations are constantly changing and are generally becoming more restrictive. Laws, regulations and related judicial decisions and administrative interpretations affecting our business are subject to change, and new laws and regulations are frequently enacted. These changes may adversely affect our ability to harvest and sell timber, remediate contaminated properties and/or entitle real estate. These laws and regulations may relate to, among other things, the protection of timberlands and endangered species, recreation and aesthetics, protection and restoration of natural resources, surface water quality, timber harvesting practices, and remedial standards for contaminated property and groundwater. Over time, the complexity and stringency of these laws and regulations have increased and the enforcement of these laws and regulations has intensified. For example, the U.S. Environmental Protection Agency (“EPA”) has pursued a number of initiatives that, if implemented, could impose additional operational and pollution control obligations on industrial facilities like those of Rayonier’s customers, especially in the area of air emissions and wastewater and stormwater control. Similarly, legislation currently under consideration in Oregon seeks to add significant buffers and riparian management zones adjacent to streams, the effect of which would be to reduce the areas within which we may harvest. In addition, as a result of certain judicial rulings and state and federal initiatives, including some that would require timberland operators to obtain permits to conduct certain ordinary course forestry activities, silvicultural practices on our timberlands could be impacted in the future. Environmental laws and regulations will likely continue to become more restrictive and over time could adversely affect our business, financial condition and results of operations.
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

We formerly owned or operated or may own or acquire timberlands or properties that may require environmental remediation or otherwise be subject to environmental and other liabilities. We owned or operated manufacturing facilities and discontinued operations that we do not currently own, and we may currently own or may acquire timberlands and other properties in the future that are subject to environmental liabilities, such as remediation of soil, sediment and groundwater contamination and other existing or potential liabilities. In connection with the spin-off of our Performance Fibers business in 2014, and pursuant to the related Separation and Distribution Agreement between us and Rayonier Advanced Materials, Rayonier Advanced Materials has assumed any environmental liability of ours in connection with the manufacturing facilities and discontinued operations related to the Performance Fibers business and has agreed to indemnify and hold us harmless in connection with such environmental liabilities. However, in the event we seek indemnification from Rayonier Advanced Materials, we cannot provide any assurance that a court will enforce our indemnification right if challenged by Rayonier Advanced Materials or that Rayonier Advanced Materials will be able to fund any amounts for indemnification owed to us. In addition, the cost of investigation and remediation of contaminated timberlands and properties that we currently own or acquire in the future could increase operating costs and adversely affect financial results. We could also incur substantial costs, such as civil or criminal fines, sanctions and enforcement actions (including orders limiting our operations or requiring corrective measures, installation of pollution control equipment or other remedial actions), clean-up and closure costs, and third-party claims for property damage and personal injury as a result of violations of, or liabilities under, environmental laws and regulations related to such timberlands or properties.
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
We continually monitor and test our compliance with all REIT requirements. In particular, we regularly test our compliance with the REIT “asset tests,” which require generally that, at the close of each calendar quarter: (1) at least 75% of the market value of our total assets must consist of REIT-qualifying interests in real property (such as timberlands), including leaseholds and options to acquire real property and leaseholds, as well as cash and cash items and certain other specified assets, (2) no more than 25% of the market value of our total assets may consist of other assets that are not qualifying assets for purposes of the 75% test in clause (1) above, and (3) no more than 20% (25% for calendar years prior to 2018) of the market value of our total assets may consist of the securities of one or more “taxable REIT subsidiaries.” As of December 31, 2021, Rayonier is in compliance with these asset tests.
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
    The U.K. Financial Conduct Authority announced in 2017 that it intended to phase out the London Interbank Offered Rate (“LIBOR”) by the end of 2021. While the original deadline has been extended with respect to certain of our swap agreements, changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect the effective interest rates with respect to our outstanding debt and could result in higher borrowing costs. In addition, if changes are made to the method of calculating LIBOR or LIBOR ceases to exist, we may need to amend certain swap arrangements, and we cannot predict what alternative rate or benchmark would be negotiated.
The impacts of climate-related initiatives, at the international, U.S. federal and state levels, remain uncertain at this time.
There continue to be numerous international, U.S. federal and state-level initiatives and proposals to address domestic and global climate issues. Within the U.S., most of these proposals would regulate and/or tax the production of carbon dioxide and other “greenhouse gases” to facilitate the reduction of carbon compound emissions into the atmosphere, and provide tax and other incentives to produce and use “cleaner” energy. Additionally, our investors and other stakeholders are increasingly focused on the impacts of climate change on their investments and our business prospects.
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

Item 1B.    UNRESOLVED STAFF COMMENTS
None.

Item 2.    PROPERTIES
Our timber operations are comprised of our core timberland holdings, which are disaggregated into three geographically distinct reporting segments: Southern Timber, Pacific Northwest Timber and New Zealand Timber. As of December 31, 2021, we have fully disposed of our timber fund holdings, which represented our ownership in Timber Funds II, III and IV. For additional information on the disposition of our timber fund holdings, see Note 7 — Noncontrolling Interests. The following table provides a breakdown of our timberland holdings as of September 30, 2021 and December 31, 2021:

Core Timberland Holdings
(acres in 000s)	As of September 30, 2021			As of December 31, 2021
	Owned	Leased	Total	Owned	Leased	Total
Southern
Alabama	223	14	237	223	14	237
Arkansas	—	6	6	—	4	4
Florida	349	56	405	350	51	401
Georgia	603	64	667	619	64	683
Louisiana	140	—	140	140	—	140
Oklahoma	92	—	92	92	—	92
South Carolina	16	—	16	16	—	16
Texas	176	—	176	225	—	225
	1,599	140	1,739	1,665	133	1,798

Pacific Northwest
Oregon	61	—	61	61	—	61
Washington	425	4	429	425	4	429
	486	4	490	486	4	490

New Zealand (a)	187	231	418	187	232	419
Total	2,272	375	2,647	2,338	369	2,707

(a)Represents legal acres owned and leased by the New Zealand subsidiary, in which Rayonier owns a 77% interest. As of December 31, 2021, legal acres in New Zealand were comprised of 296,000 plantable acres and 123,000 non-productive acres.

Timber Fund Holdings (a)
(acres in 000s)	As of September 30, 2021		As of December 31, 2021
	Total	Look-through	Total	Look-through
Timber Funds
Oregon	18	4	—	—
Total	18	4	—	—

(a)As of December 31, 2021, we have fully disposed of our timber fund holdings, which represented our ownership in Timber Funds II, III and IV. For additional information on the disposition of our timber fund holdings, see Note 7 — Noncontrolling Interests.

Total Timberland Under Management
(acres in 000s)	As of September 30, 2021	As of December 31, 2021
Southern	1,739	1,798
Pacific Northwest	490	490
New Zealand	418	419
Timber Funds (a)	18	—
Total	2,665	2,707

(a)As of December 31, 2021, we have fully disposed of our timber fund holdings, which represented our ownership in Timber Funds II, III and IV. For additional information on the disposition of our timber fund holdings, see Note 7 — Noncontrolling Interests.
The following tables detail changes in our portfolio of owned and leased timberlands by state from December 31, 2020 to December 31, 2021:

(acres in 000s)	Acres Owned
	December 31, 2020	Acquisitions	Sales	Other	December 31, 2021
Southern
Alabama	223	—	—	—	223
Florida	327	24	(1)	—	350
Georgia	602	25	(8)	—	619
Louisiana	140	—	—	—	140
Oklahoma	92	—	—	—	92
South Carolina	16	—	—	—	16
Texas	181	51	(7)	—	225
	1,581	100	(16)	—	1,665

Pacific Northwest
Oregon	61	—	—	—	61
Washington	442	—	(17)	—	425
	503	—	(17)	—	486

New Zealand (a)	185	2	—	—	187
Total	2,269	102	(33)	—	2,338

(a)Represents legal acres owned by the New Zealand subsidiary, in which Rayonier has a 77% interest.

(acres in 000s)	Acres Leased
	December 31, 2020	New Leases	Sold/Expired Leases (a)	Other (b)	December 31, 2021
Southern
Alabama	14	—	—	—	14
Arkansas	6	—	(2)	—	4
Florida	61	—	(6)	(4)	51
Georgia	71	—	(1)	(6)	64
	152	—	(9)	(10)	133

Pacific Northwest
Washington (c)	4	—	—	—	4

New Zealand (d)	232	1	(1)	—	232
Total	388	1	(10)	(10)	369

(a)Includes acres previously under lease that have been harvested and activity for the relinquishment of leased acres.
(b)Includes acres previously under lease that we have acquired as fee ownership.
(c)Primarily timber reservations acquired in the merger with Pope Resources.
(d)Represents legal acres leased by the New Zealand subsidiary, in which Rayonier has a 77% interest.

The following table details activity in our timber fund holdings by state from December 31, 2020 to December 31, 2021:

(acres in 000s)	Acres Owned (a)
	December 31, 2020	Acquisitions	Sales	Other	December 31, 2021
Fund II
Oregon	18	—	(18)	—	—
Washington	13	—	(13)	—	—
Total Fund II	31	—	(31)	—	—
Look-through share of Fund II	6	—	(6)	—	—

Fund III
Oregon	13	—	(13)	—	—
Washington	25	—	(25)	—	—
California	19	—	(19)	—	—
Total Fund III	57	—	(57)	—	—
Look-through share of Fund III	3	—	(3)	—	—

Fund IV
Oregon	20	—	(20)	—	—
Washington	33	—	(33)	—	—
Total Fund IV	53	—	(53)	—	—
Look-through share of Fund IV	8	—	(8)	—	—

Total Timber Funds	141	—	(141)	—	—
Look-through share of Funds	17	—	(17)	—	—

(a)As of December 31, 2021, we have fully disposed of our timber fund holdings, which represented our ownership in Timber Funds II, III and IV. For additional information on the disposition of our timber fund holdings, see Note 7 — Noncontrolling Interests.

TIMBERLAND LEASES & DEEDS
See Note 6 - Leases for more information on U.S. and New Zealand timberland leases including lease terms and renewal provisions.
The following table details our acres under lease as of December 31, 2021 by type of lease and estimated lease expiration:

(acres in 000s)			Lease Expiration
Location	Type of Lease	Total	2022-2031	2032-2041	2042-2051	Thereafter
Southern	Fixed Term	121	74	41	—	6
	Fixed Term with Renewal Option (a)	12	5	7	—	—
Pacific Northwest	Fixed Term (b)	4	—	2	2	—
New Zealand	CFL - Perpetual (c)	75	—	—	—	75
	CFL - Fixed Term (c)	3	—	—	—	3
	CFL - Terminating (c)	11	1	—	8	2
	Forestry Right (c)	127	41	1	9	76
	Fixed Term Land Leases	16	—	—	2	14
Total Acres under Long-term Leases		369	121	51	21	176

(a)Includes approximately 4,000 acres of timber deeds.
(b)Primarily timber reservations acquired in the merger with Pope Resources.
(c)Estimated lease expiration / termination based on the earlier of: (1) the scheduled expiration / termination date, or (2) the estimated year of final harvest before such expiration / termination date.
The following table details our estimated leased acres, lease expirations and lease costs over the next five years:

(acres and dollars in 000s, except per acre amounts)
Location		2022	2023	2024	2025	2026
Southern
	Leased Acres Expiring (a)	4	36	2	24	1
	Year-end Leased Acres (a)	129	93	91	67	66
	Estimated Annual Lease Cost (a)(b)	$3,900	$3,677	$3,055	$2,998	$2,772
	Average Lease Cost per Acre (a)	$30.59	$32.12	$35.74	$35.27	$40.86
Pacific Northwest
	Leased Acres Expiring	—	—	—	—	—
	Year-End Leased Acres (c)	4	4	4	4	4
New Zealand
	Leased Acres Expiring	3	—	—	1	11
	Year-end Leased Acres	229	229	229	228	217
	Estimated Annual Lease Cost (b)(e)	$4,438	$4,438	$4,438	$4,438	$4,422
	Average Lease Cost per Acre (d)(e)	$24.00	$24.00	$24.00	$24.00	$23.98

(a)Includes timber deeds.
(b)Represents capitalized and expensed lease payments.
(c)Primarily timber reservations acquired in the merger with Pope Resources for which no lease payments are made.
(d)Excludes lump sum payments.
(e)Based on the year-end foreign exchange rate.

OTHER NON-TIMBERLAND LEASES
See Note 6 - Leases for information on other non-timberland leases.

Item 3.    LEGAL PROCEEDINGS

The information set forth under Note 14 — Contingencies is incorporated herein by reference.

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
DIVIDENDS
Common stock cash dividends during the years ended December 31, 2021, 2020 and 2019 aggregated to $1.08, $1.08 and $1.08, respectively.
HOLDERS
    Including institutional holders, there were approximately 4,910 shareholders of record of our common shares on February 18, 2022.
UNREGISTERED SALES OF EQUITY SECURITIES
From time to time, the Company may issue shares of common stock in exchange for units in the Operating Partnership. Such shares are issued based on an exchange ratio of one common share for each unit in the Operating Partnership. During the quarter ended December 31, 2021, the Company issued 623,568 common shares in exchange for an equal number of units in the Operating Partnership pursuant to the Operating Partnership agreement.
ISSUER REPURCHASES
    In February 2016, the Board of Directors approved the repurchase of up to $100 million of Rayonier’s common shares (the “share repurchase program”) to be made at management’s and the Board of Directors’ discretion. The program has no time limit and may be suspended or discontinued at any time. There were no shares repurchased under this program in the fourth quarter of 2021. As of December 31, 2021, there was $87.7 million, or approximately 2,173,648 shares based on the period-end closing stock price of $40.36, remaining under this program.
The following table provides information regarding our purchases of Rayonier common shares during the quarter ended December 31, 2021:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (c)
October 1 to October 31	—	—	—	2,350,079
November 1 to November 30	29	$38.45	—	2,322,702
December 1 to December 31	56	40.06	—	2,173,648
Total	85		—

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
(c)Maximum number of shares authorized to be purchased at the end of October, November and December are based on month-end closing stock prices of $37.33, $37.77 and $40.36, respectively.

Rayonier, L.P.
MARKET FOR UNITS OF THE OPERATING PARTNERSHIP
There is no public trading market for Operating Partnership units.
HOLDERS
Including institutional holders, there were approximately 15 holders of record of our Operating Partnership units (other than the Company) on February 18, 2022.
DISTRIBUTIONS
The distribution rate on the Operating Partnership’s units is equal to the dividend rate on Rayonier Inc.’s common shares.
UNREGISTERED SALES OF EQUITY SECURITIES

There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended December 31, 2021.
ISSUER PURCHASES OF EQUITY SECURITIES

Pursuant to the Operating Partnership’s limited partnership agreement, limited partners have the right to redeem their Operating Partnership units for cash, or at our election, shares of Rayonier Common Stock on a one-for-one basis. During the quarter ended December 31, 2021, 623,568 Operating Partnership units held by limited partners were redeemed in exchange for shares of Rayonier Common Stock.

STOCK PERFORMANCE GRAPH
    The following graph compares the performance of Rayonier’s common shares (assuming reinvestment of dividends) with a broad-based market index (Standard & Poor’s (“S&P”) 500), and three industry-specific indices –the S&P Global Timber and Forestry Index, the FTSE NAREIT All Equity REIT Index (the “New Peer Group Index”) and the S&P 1500 Real Estate Index1 (the “Old Peer Group Index”). The New Peer Group Index has been selected to replace the Old Peer Group Index in the stock performance graph going forward, as we believe the composition of the FTSE NAREIT All Equity REIT Index better aligns with the Company’s businesses and provides a more useful benchmark for investors.
    The table and related information below shall not be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

$240
$220
$200
$180
$160
$140
$120
$100
$80
Dec-16
Dec-17
Dec-18
Dec-19
Dec-20
Dec-21
Rayonier Inc.
S&P 500® Index
S&P® Global Timber and Forestry Index
FTSE NAREIT All Equity REIT Index (New Peer Group Index)
S&P® 1500 Real Estate Sector Index (Old Peer Group Index)

The data in the following table was used to create the above graph as of December 31:

	2016	2017	2018	2019	2020	2021
Rayonier Inc.	$100	$123	$111	$136	$127	$180
S&P 500® Index	100	122	116	153	181	233
S&P® Global Timber and Forestry Index	100	132	106	123	146	167
FTSE NAREIT All Equity REIT Index (New Peer Group Index)	100	105	96	118	109	151
S&P® 1500 Real Estate Sector Index[1] (Old Peer Group Index)	100	112	111	150	163	238

1 Based on constituents as of December 31, 2021 and excludes entities that were not publicly traded for the entire comparative period.

Item 6.    SELECTED FINANCIAL DATA
Not applicable.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OBJECTIVE
The objective of the Management’s Discussion and Analysis is to detail material information, events, uncertainties and other factors impacting the Company and the Operating Partnership and to provide investors an understanding of “Management’s perspective.” Item 7, Management’s Discussion and Analysis (MD&A) highlights the critical areas for evaluating the Company’s performance which includes a discussion on the reportable segments, liquidity and capital, and critical accounting estimates. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and notes.
EXECUTIVE SUMMARY
OUR COMPANY
We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive softwood timber growing regions in the U.S. and New Zealand. Our revenues, operating income and cash flows are primarily derived from the following core business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Timber Funds, Real Estate and Trading. We own or lease under long-term agreements approximately 2.7 million acres of timberland and real estate in Alabama, Arkansas, Florida, Georgia, Louisiana, Oklahoma, Oregon, South Carolina, Texas and Washington. We also have a 77% ownership interest in Matariki Forestry Group, a joint venture (“New Zealand subsidiary”), that owns or leases approximately 419,000 gross acres (296,000 net plantable acres) of timberlands in New Zealand.
Across our timberland management segments, we sell standing timber (primarily at auction to third parties) and delivered logs. Sales from our timber segments include all activities related to the harvesting of timber and other value-added activities such as the licensing of properties for hunting and the leasing of properties for mineral extraction and cell towers. We believe we are the second largest publicly-traded timberland REIT and the fourth largest private timberland owner in the United States. Our Real Estate business manages all property sales and seeks to maximize the value of our properties that are more valuable for development, recreational or residential uses than for growing timber, and opportunistically sells non-strategic timberlands. Our Trading segment, primarily consisting of activity by the New Zealand subsidiary, markets and sells timber owned or acquired from third parties in New Zealand and Australia. We also engage in log trading activities from the U.S. South and U.S. Pacific Northwest.
CURRENT YEAR DEVELOPMENTS
    During 2021, we acquired approximately 103,000 acres of timberlands for $179.1 million. For additional information on acquisitions, see Note 5 - Timberland Acquisitions. Additionally, as discussed in Note 7 - Noncontrolling Interests, we sold the rights to manage Timber Fund III & IV, as well as our ownership interests in both funds. We also completed the liquidation of Fund II timberland assets. As a result, Timber Fund III and IV balance sheets and results of operations are only included in our consolidated financial statements through the date of the sale. As of December 31, 2021, we continue to manage and maintain a 20% ownership interest in Fund II, which is scheduled to terminate in March 2023. Prior to the termination of Fund II, the remaining capital will be distributed to Fund II investors. See Note 7 - Noncontrolling Interests and Note 8 - Variable Interest Entities for additional information.
INDUSTRY AND MARKET CONDITIONS
The demand for timber is directly related to the underlying demand for pulp, paper, packaging, lumber and other wood products. The significant majority of timber sold in our Southern Timber segment is consumed domestically. With a higher proportion of pulpwood, our Southern Timber segment relies heavily on downstream markets for pulp and paper, and to a lesser extent wood pellet markets. Our Pacific Northwest Timber segment relies primarily on domestic customers but also exports a significant volume of timber, particularly to China. The Southern Timber and Pacific Northwest Timber segments rely on the strength of U.S. lumber markets as well as underlying housing starts. Our New Zealand Timber segment sells timber to domestic New Zealand wood products mills and also exports a significant portion of its volume to markets in China, South Korea and India. In addition to market dynamics in the Pacific Rim, the New Zealand Timber segment is subject to foreign exchange fluctuations, which can impact the operating results of the segment in U.S. dollar terms.
As the current COVID-19 pandemic continues to evolve, the expected duration and the extent of economic disruption it may ultimately cause remain uncertain. Local, state and national governments continue to evaluate policies and restrictions in order to mitigate the spread of COVID-19. Government-mandated shutdowns or shelter-in-place orders in markets in which we operate could negatively impact our results. Further, prolonged periods of lower overall business activity as a result of COVID-19 could cause significant damage to the underlying economy, which would likely impact timber markets.
In 2021, pricing in the U.S. South improved versus the prior year, with increases in both pulpwood and sawtimber prices. Both pulpwood and sawtimber pricing tend to be driven by local market supply and demand dynamics, which vary considerably based on the available inventory of logs, local market mill demand, and access to export markets. In the Pacific Northwest, average log prices for 2021 were higher when compared to the prior year, primarily driven by improved sawtimber pricing resulting from strong domestic demand and increased market tension due to higher levels of export activity to China. In New Zealand, average log prices for 2021 were higher than the prior year, which reflected strong domestic demand, the ability of log exporters to pass higher costs on to customers as well as the restriction on competing log imports into China from Australia.
    We are subject to the risk of price fluctuations in certain of our cost components, primarily logging and transportation (cut and haul), ocean freight and demurrage costs. In 2021, each of our timber segments experienced upward pressure on these cost components, with the most significant increase experienced in ocean freight and demurrage costs in our New Zealand Timber segment. Other major components of our cost of sales are the cost basis of timber sold (depletion) and the cost basis of real estate sold. Depletion includes the amortization of capitalized site preparation, planting and fertilization, real estate taxes, timberland lease payments and certain payroll costs. The cost basis of real estate sold includes the cost basis in land and costs directly associated with the development and construction of identified real estate projects, such as infrastructure, roadways, utilities, amenities and/or other improvements. Other costs include amortization of capitalized costs related to road and bridge construction and software, depreciation of fixed assets and equipment, road maintenance, severance and excise taxes, fire prevention and real estate commissions and closing costs.
In Real Estate, overall demand and pricing for HBU properties remained exceptionally strong in 2021. This was driven in part by historically low mortgage rates coupled with higher demand for rural land since the outset of the pandemic. In addition, we saw increased interest in our improved development properties, specifically Wildlight, our development project north of Jacksonville, Florida, and Richmond Hill, our development project south of Savannah, Georgia.

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
CAPITALIZED COSTS INCLUDED IN TIMBER BASIS
    Timber is stated at the lower of cost or market value. Costs relating to acquiring, planting and growing timber, including real estate taxes, site preparation and direct support costs relating to facilities, vehicles and supplies, are capitalized. A portion of timberland lease payments are capitalized based on the proportion of acres with merchantable timber volume remaining to be harvested under the lease term, and the residual portion of the lease payments are expensed as incurred. Payroll costs are capitalized for time spent on timber growing activities, while interest or any other intangible costs are not capitalized.

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
    Significant assumptions and estimates are used in the recording of timber inventory and depletion costs. Factors that can impact timber volume include weather changes, losses due to natural causes, differences in actual versus estimated growth rates and changes in the age when timber is considered merchantable. A 3% company-wide change in estimated standing merchantable inventory would have caused an estimated change of approximately $3.9 million to 2021 depletion expense.
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
    Acquisitions of timberland can also affect the depletion rate. Upon the acquisition of timberland, we make a determination whether to combine the newly-acquired merchantable timber with an existing depletion pool or to create a new pool. The determination is based on the geographic location of the new timber, the customers/markets that will be served and species mix. During 2021, we acquired 103,000 acres of timberlands in Florida, Georgia, Texas and New Zealand. These acquisitions did not have a material impact on 2021 depletion rates.
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
    In 2021, we recognized $0.3 million of pension and postretirement benefit credit due to the expected return on plan assets offsetting interest costs and amortization of losses. Numerous estimates and assumptions are required to determine the proper amount of pension and postretirement liabilities and annual expense to record in our financial statements. The key assumptions include discount rate, return on assets, health care cost trends, mortality rates and longevity of employees. Although there is authoritative guidance on how to select most of the assumptions, some degree of judgment is exercised in selecting these assumptions. Different assumptions, as well as actual versus expected results, would change the periodic benefit cost and funded status of the benefit plans recognized in the financial statements. The changes in our discount rate and expected return on plan assets have an inverse relationship with our projected benefit obligation and pension expense, respectively. A hypothetical 25 basis point increase/decrease in our pension plan’s discount rate would result in a decrease/increase in the projected benefit obligation of approximately $3.1 million and $3.3 million, respectively. A hypothetical 25 basis point increase/decrease in our pension plan’s expected return on plan assets assumption would result in a decrease/increase in pension expense of approximately $0.2 million. See Note 20 — Employee Benefit Plans for additional information.

DEFERRED TAX ITEMS
The Timber and Real Estate operations conducted within our REIT are generally not subject to U.S. income taxation. We expect any variability in our effective tax rate and the amount of cash taxes to be paid to be driven primarily by our New Zealand Timber and Trading segments, as our other business operations are conducted within our U.S. REIT subsidiaries. However, the assessment of the ability to realize certain deferred tax assets, or estimate deferred tax liabilities, remains subjective. See Note 22 — Income Taxes for additional information about our unrecognized tax benefits.

ENVIRONMENTAL AND NATURAL RESOURCE DAMAGE LIABILITIES
We determine the costs of environmental remediation for areas we have been named potentially liable parties based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability and emerging remediation technologies. At December 31, 2021, the total amount of liabilities recorded on our Consolidated Balance Sheets related to environmental contamination and Natural Resource Damages was $10.8 million. This is management’s best estimate of the costs for remediation and restoration, however, management will continue to monitor the cleanup process and make adjustments to the liability as needed. For more information, see Governmental Regulations and Environmental Matters in Item 1 - Business.
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

RESULTS OF OPERATIONS
Summary of our results of operations for the three years ended December 31:

Financial Information (in millions of dollars)	2021	2020	2019
Sales
Southern Timber	$204.4	$191.8	$194.1
Pacific Northwest Timber	143.0	120.8	85.4
New Zealand Timber	281.2	202.3	241.9
Timber Funds (a)	199.4	29.6	—
Real Estate
Improved Development	51.7	14.5	5.9
Unimproved Development	37.5	8.4	19.5
Rural	43.1	67.2	47.7
Timberlands & Non-Strategic - U.S.	—	19.3	1.3
Conservation Easements	3.9	3.1	—
Deferred Revenue/Other (b)	(2.4)	0.9	0.5
Large Dispositions	56.0	116.0	—
Total Real Estate	189.9	229.3	74.9
Trading	95.4	89.0	115.4
Intersegment Eliminations	(3.7)	(3.6)	(0.1)
Total Sales	$1,109.6	$859.2	$711.6

Operating Income (Loss)
Southern Timber	$66.1	$41.3	$57.8
Pacific Northwest Timber	6.8	(10.0)	(12.4)
New Zealand Timber	51.5	30.0	48.0
Timber Funds (a)	63.3	(13.2)	—
Real Estate (b)(c)	112.5	72.0	38.7
Trading	0.1	(0.5)	—
Corporate and other	(30.6)	(45.2)	(25.1)
Operating Income	269.8	74.4	107.0
Interest expense	(44.9)	(38.8)	(31.7)
Interest and other miscellaneous income, net	0.2	1.2	5.3
Income tax expense	(14.6)	(7.0)	(12.9)
Net Income	210.5	29.8	67.7
Less: Net (income) loss attributable to noncontrolling interests in consolidated affiliates (d)	(53.4)	7.8	(8.6)
Net Income Attributable to Rayonier, L.P.	$157.1	$37.6	$59.1
Less: Net income attributable to noncontrolling interests in the operating partnership	(4.5)	(0.5)	—
Net Income Attributable to Rayonier Inc.	$152.6	$37.1	$59.1

Adjusted EBITDA (e)
Southern Timber	$120.2	$109.1	$119.7
Pacific Northwest Timber	57.3	37.1	16.7
New Zealand Timber	78.5	55.0	75.8
Timber Funds	2.3	1.8	—
Real Estate	100.7	91.4	59.5
Trading	0.1	(0.5)	—
Corporate and other	(29.4)	(26.6)	(23.9)
Total Adjusted EBITDA (e)	$329.8	$267.4	$247.8

(a)The year ended December 31, 2021 includes sales and operating income of $156.8 million and $51.5 million, respectively, from Fund II Timberland Dispositions.
(b)Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.
(c)The years ended December 31, 2021 and December 31, 2020 include income of $44.8 million and $28.7 million, respectively, related to Large Dispositions.
(d)The year ended December 31, 2021 includes a $41.2 million gain from Fund II Timberland Dispositions. The year ended December 31, 2020 includes a $7.3 million loss related to timber write-offs resulting from casualty events.
(e)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Item 7 - Performance and Liquidity Indicators.

Southern Timber Overview	2021	2020	2019
Sales Volume (in thousands of tons)
Pine Pulpwood	3,516	3,804	3,640
Pine Sawtimber	2,001	2,243	2,191
Total Pine Volume	5,517	6,047	5,831
Hardwood	177	152	235
Total Volume	5,694	6,199	6,066

% Delivered Volume (vs. Total Volume)	40%	41%	33%
% Pine Sawtimber Volume (vs. Total Pine Volume)	36%	37%	38%
% Export Volume (vs. Total Volume) (a)	5%	3%	3%

Net Stumpage Prices (dollars per ton)
Pine Pulpwood	$19.09	$15.83	$16.42
Pine Sawtimber	28.27	25.72	24.86
Weighted Average Pine	$22.42	$19.50	$19.59
Hardwood	17.96	11.52	16.93
Weighted Average Total	$22.28	$19.30	$19.49

Summary Financial Data (in millions of dollars)
Timber Sales	$179.8	$170.2	$159.2
Less: Cut and Haul	(43.6)	(45.4)	(36.4)
Less: Port and Freight	(9.4)	(5.2)	(4.6)
Net Stumpage Sales	$126.9	$119.6	$118.2

Non-Timber Sales	24.6	21.6	35.0
Total Sales	$204.4	$191.8	$194.1

Operating Income	$66.1	$41.3	$57.8
(+) Timber write-offs resulting from casualty events (b)	—	6.0	—
(+) Depreciation, depletion and amortization	54.1	61.8	61.9
Adjusted EBITDA (c)	$120.2	$109.1	$119.7

Other Data
Year-End Acres (in thousands)	1,798	1,733	1,835

(a)Estimated percentage of export volume which includes volumes sold to third-party exporters in addition to direct exports through our log export program.
(b)Timber write-offs resulting from casualty events include the write-off of merchantable and pre-merchantable timber volume destroyed by casualty events which cannot be salvaged.
(c)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Item 7 - Performance and Liquidity Indicators.

Pacific Northwest Timber Overview	2021	2020	2019
Sales Volume (in thousands of tons)
Pulpwood	287	297	254
Sawtimber	1,382	1,306	956
Total Volume	1,669	1,603	1,211
Total Volume (converted to MBF)	207,114	197,899	150,826

% Delivered Volume (vs. Total Volume)	88%	90%	94%
% Sawtimber Volume (vs. Total Volume)	83%	82%	79%
% Export Volume (vs. Total Volume) (a)	16%	10%	17%

Delivered Log Pricing (in dollars per ton)
Pulpwood	$31.65	$35.51	$41.09
Sawtimber	97.87	84.93	78.41
Weighted Average Log Price	$86.23	$75.44	$70.34

Summary Financial Data (in millions of dollars)
Timber Sales	$137.1	$116.6	$82.7
Less: Cut and Haul	(55.3)	(54.6)	(45.9)
Net Stumpage Sales	$81.8	$62.0	$36.8

Non-Timber Sales	5.9	4.2	2.7
Total Sales	$143.0	$120.8	$85.4

Operating Income (Loss)	$6.8	($10.0)	($12.4)
(+) Depreciation, depletion and amortization	50.5	47.1	29.2
Adjusted EBITDA (b)	$57.3	$37.1	$16.7

Other Data
Year-End Acres (in thousands)	490	507	379
Sawtimber (in dollars per MBF) (c)	$748	$666	$587

(a)Estimated percentage of export volume which includes volumes sold to third-party exporters in addition to direct exports through our log export program.
(b)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Item 7 - Performance and Liquidity Indicators.
(c)Delivered Sawtimber excluding chip-n-saw.

New Zealand Timber Overview	2021	2020	2019
Sales Volume (in thousands of tons)
Domestic Pulpwood (Delivered)	425	470	490
Domestic Sawtimber (Delivered)	671	665	803
Export Pulpwood (Delivered)	198	133	148
Export Sawtimber (Delivered)	1,308	1,221	1,290
Total Volume	2,602	2,488	2,731

% Delivered Volume (vs. Total Volume)	100%	100%	100%
% Sawtimber Volume (vs. Total Volume)	76%	76%	77%
% Export Volume (vs. Total Volume) (a)	58%	54%	53%

Delivered Log Pricing (in dollars per ton)
Domestic Pulpwood	$41.97	$33.79	$37.93
Domestic Sawtimber	83.19	70.37	77.85
Export Sawtimber	138.84	98.47	105.65
Weighted Average Log Price	$107.65	$78.17	$84.75

Summary Financial Data (in millions of dollars)
Timber Sales	$280.1	$194.5	$231.4
Less: Cut and Haul	(93.4)	(77.6)	(88.1)
Less: Port and Freight Costs	(89.6)	(42.9)	(51.0)
Net Stumpage Sales	$97.1	$74.0	$92.3

Non-Timber Sales / Carbon Credits	1.1	7.8	10.5
Total Sales	$281.2	$202.3	$241.9

Operating Income	$51.5	$30.0	$48.0
(+) Depreciation, depletion and amortization	27.0	25.0	27.8
Adjusted EBITDA (b)	$78.5	$55.0	$75.8

Other Data
New Zealand Dollar to U.S. Dollar Exchange Rate (c)	0.7090	0.6522	0.6615
Net Plantable Year-End Acres (in thousands)	296	296	295
Export Sawtimber (in dollars per JAS m3)	$161.42	$114.50	$122.84
Domestic Sawtimber (in $NZD per tonne)	$129.07	$118.69	$129.46

(a)Estimated percentage of export volume which includes volumes sold to third-party exporters in addition to direct exports through our log export program.
(b)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Item 7 - Performance and Liquidity Indicators.
(c)Represents the period average rates for each year.

Timber Funds Overview	2021	2020	2019
Sales Volume (in thousands of tons)
Pulpwood	28	27	—
Sawtimber	374	288	—
Total Volume	402	315	—

Summary Financial Data (in millions of dollars)
Timber Sales	$38.8	$26.0	—
Less: Cut and Haul	(16.5)	(10.2)	—
Net Stumpage Sales	$22.4	$15.8	—

Fund II Timberland Dispositions (a)	$156.8	—	—
Non-Timber Sales	0.5	0.1	—
Timberland Management Fees	3.3	3.4	—
Total Sales	$199.4	$29.6	—

Operating Income (Loss)	$63.3	($13.2)	—
Operating (income) loss attributable to NCI in Timber Funds	(45.6)	11.6	—
(-) Fund II Timberland Dispositions attributable to Rayonier (a)	(10.3)	—	—
(-) Gain on investment in Timber Funds (b)	(7.5)	—	—
(+) Timber write-offs resulting from casualty events attributable to Rayonier (c)	—	1.8	—
(+) Depreciation, depletion and amortization (“Look-through”)	2.4	1.6	—
Adjusted EBITDA (d)	$2.3	$1.8	—

Other Data
Year-End Acres (in thousands)	—	141	—
“Look-through” Year-End Acres (in thousands)	—	17	—

(a)Fund II Timberland Dispositions represents the disposition of Timber Fund II timberland assets, which we managed and owned a co-investment stake in. Fund II Timberland Dispositions attributable to Rayonier represents the proportionate share of Fund II Timberland Dispositions that are attributable to Rayonier.
(b)Gain on investment in Timber Funds reflects the gain recognized on Fund II carried interest incentive fees in the fourth quarter of 2021 as well as the gain recognized on the sale of Timber Funds III & IV in the third quarter of 2021.
(c)Timber write-offs resulting from casualty events attributable to Rayonier include the write-off of merchantable and pre-merchantable timber volume destroyed by casualty events which cannot be salvaged.
(d)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Item 7 - Performance and Liquidity Indicators.

Trading Overview	2021	2020	2019
Sales Volume (in thousands of tons)
U.S.	1	1	1
NZ	705	959	1,106
Total Volume	706	960	1,107

Summary Financial Data (in millions of dollars)
Trading Sales	$93.6	$87.6	$114.6
Non-Timber Sales	1.7	1.4	0.8
Total Sales	$95.4	$89.0	$115.4

Operating Income (Loss)	$0.1	($0.5)	—
Adjusted EBITDA (a)	$0.1	($0.5)	—

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Item 7 - Performance and Liquidity Indicators.

Real Estate Overview	2021	2020	2019
Sales (in millions of dollars)
Improved Development (a)	$51.7	$14.5	$5.9
Unimproved Development	37.5	8.4	19.5
Rural	43.1	67.2	47.7
Timberland & Non-Strategic	—	19.3	1.3
Conservation Easements	3.9	3.1	—
Deferred Revenue/Other (b)	(2.4)	0.9	0.5
Large Dispositions (c)	56.0	116.0	—
Total Sales	$189.9	$229.3	$74.9

Acres Sold
Improved Development (a)	791	330	44
Unimproved Development	359	570	1,196
Rural	14,565	22,437	15,089
Timberland & Non-Strategic	34	20,701	821
Large Dispositions (c)	16,622	66,946	—
Total Acres Sold	32,371	110,984	17,151

Price per Acre (dollars per acre)
Improved Development (a)	$65,375	$43,957	$132,412
Unimproved Development	104,579	14,780	16,290
Rural	2,958	2,993	3,158
Timberland & Non-Strategic	1,297	930	1,629
Large Dispositions (c)	3,372	1,733	—
Weighted Average (Total) (d)	$8,403	$2,483	$4,335
Weighted Average (Adjusted) (e)	$5,391	$2,170	$4,002

Total Sales (Excluding Large Dispositions)	$133.9	$113.3	$74.9

Operating Income	$112.5	$72.0	$38.7
(+) Depreciation, depletion and amortization	7.9	17.7	8.2
(+) Non-cash cost of land and improved development	25.0	30.4	12.6
(–) Large Dispositions (c)	(44.8)	(28.7)	—
Adjusted EBITDA (f)	$100.7	$91.4	$59.5

(a)Reflects land with capital invested in infrastructure improvements.
(b)Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.
(c)Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have a demonstrable premium relative to timberland value. In 2021, we completed two dispositions of approximately 17,000 acres in total. In June 2021, we completed a disposition of approximately 9,000 acres in Washington for a sales price and gain of approximately $36.0 million and $30.3 million, respectively. In July 2021, we completed a second disposition of approximately 8,000 acres in Washington, for a sales price and gain of approximately $20.0 million and $14.5 million, respectively. In 2020, we completed the disposition of approximately 67,000 acres located in Mississippi for a sales price and a gain of approximately $116.0 million and $28.7 million, respectively.
(d)Excludes Large Dispositions.
(e)Excludes Improved Development and Large Dispositions.
(f)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Item 7 - Performance and Liquidity Indicators.

Capital Expenditures By Segment	2021	2020	2019
Timber Capital Expenditures (in millions of dollars)
Southern Timber
Reforestation, silvicultural and other capital expenditures	$21.5	$20.7	$18.8
Property taxes	6.8	6.8	7.1
Lease and timber deed payments	3.1	3.5	4.4
Allocated overhead	4.4	4.4	4.3
Subtotal Southern Timber	$35.8	$35.5	$34.6
Pacific Northwest Timber
Reforestation, silvicultural and other capital expenditures	10.8	6.5	7.4
Property taxes	1.1	0.8	0.7
Allocated overhead	4.7	4.1	3.1
Subtotal Pacific Northwest Timber	$16.6	$11.4	$11.2
New Zealand Timber
Reforestation, silvicultural and other capital expenditures	11.2	8.9	9.4
Property taxes	0.8	0.7	0.6
Lease and timber deed payments	5.2	4.3	4.7
Allocated overhead	3.0	2.7	2.6
Subtotal New Zealand Timber	$20.1	$16.6	$17.4
Total Timber Segments Capital Expenditures	$72.5	$63.5	$63.2
Timber Funds (“Look-through”) (a)	0.5	0.3	—
Real Estate	0.2	0.4	0.2
Corporate	—	—	0.6
Total Capital Expenditures	$73.2	$64.2	$64.0

Timberland Acquisitions
Southern Timber	$168.2	$24.2	$98.9
Pacific Northwest Timber (b)	—	—	7.3
New Zealand Timber	10.9	0.5	36.0
Total Timberland Acquisitions	$179.1	$24.7	$142.3

Real Estate Development Investments (c)	$12.5	$6.5	$6.8

(a)The years ended December 31, 2021 and December 31, 2020 exclude $2.8 million and $2.3 million, respectively, of capital expenditures attributable to noncontrolling interests in Timber Funds.
(b)The year ended December 31, 2020 excludes the Pope Resources acquisition. See Note 2 - Merger with Pope Resources for additional information.
(c)Represents investments in master infrastructure or entitlements in our real estate development projects. Real Estate Development Investments are amortized as the underlying properties are sold and included in Non-Cash Cost of Land and Improved Development.

RESULTS OF OPERATIONS, 2021 VERSUS 2020
(millions of dollars)
The following tables summarize sales, operating income and Adjusted EBITDA variances for 2021 versus 2020:

Sales	Southern Timber		Pacific Northwest Timber		New Zealand Timber		Timber Funds		Real Estate		Trading	Elim.		Total
2020	$191.8		$120.8		$202.3		$29.6		$229.3		$89.0	($3.6)		$859.2
Volume	(9.7)		2.5		9.2		0.9		(68.2)		(23.2)	—		(88.5)
Price	17.0		17.3		22.7		0.1		88.9		29.2	—		175.2
Non-timber sales	3.0		1.7		(7.5)		—		—		0.4	—		(2.4)
Foreign exchange (a)	—		—		6.4		—		—		—	—		6.4
Other	2.3	(b)	0.7	(b)	48.1	(c)	168.8	(d)	(60.1)	(e)	—	(0.1)	(f)	159.7
2021	$204.4		$143.0		$281.2		$199.4		$189.9		$95.4	($3.7)		$1,109.6

(a)Net of currency hedging impact.
(b)Includes variance due to stumpage versus delivered sales.
(c)Includes variance due to domestic versus export sales.
(d)Timber Funds includes an increase in sales attributable to noncontrolling interests of $136.3 million, $31.4 million related to Fund II Timberland Dispositions attributable to Rayonier, sales related to timberland investment management fees paid to us by the timber funds, and a variance due to stumpage versus delivered sales.
(e)Includes a $60.0 million decrease in Large Dispositions in addition to Conservation Easements sales, residential and commercial lease income, marketing fees related to Improved Development sales, equity income from joint venture entities and deferred adjustments.
(f)Includes a $0.1 million decrease in Intersegment eliminations related to timberland management fees paid by the timber funds and reported as sales within the Timber Funds segment.

Operating Income	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Corporate and Other	Total
2020	$41.3	($10.0)	$30.0	($13.2)	$72.0	($0.5)	($45.2)	$74.4
Volume	(4.7)	0.1	2.1	0.2	(39.6)	—	—	(41.9)
Price (a)	17.0	17.3	22.7	0.1	88.9	—	—	146.0
Cost	0.6	(0.9)	(1.2)	(0.3)	(9.6)	0.8	(2.8)	(13.4)
Non-timber income	3.2	1.7	(7.3)	—	—	(0.2)	—	(2.6)
Foreign exchange (b)	—	—	3.7	—	—	—	—	3.7
Depreciation, depletion & amortization	2.7	(1.4)	1.5	(0.2)	(1.1)	—	0.2	1.7
Non-cash cost of land and improved development	—	—	—	—	(14.9)	—	—	(14.9)
Other (c)	6.0	—	—	76.7	16.8	—	17.2	116.7
2021	$66.1	$6.8	$51.5	$63.3	$112.5	$0.1	($30.6)	$269.8

(a)For Timber segments, price reflects net stumpage realizations (i.e. net of cut and haul and shipping costs). For Real Estate, price is presented net of cash closing costs.
(b)Net of currency hedging impact.
(c)Southern Timber includes $6.0 million in timber write-offs resulting from casualty events in the prior year. Timber Funds includes an increase in operating income attributable to noncontrolling interests of $57.1 million, a $10.3 million gain related to Fund II Timberland Dispositions, $3.7 million related to the gain on sales of Funds III and IV, a $3.8 million gain on Fund II carried interest incentive fees, $1.8 million of timber write-offs from casualty events attributable to Rayonier in the prior year and timberland investment management fees paid to us by the timber funds. Real Estate includes a $16.1 million increase in operating income from Large Dispositions in addition to Conservation Easements sales, residential and commercial lease income, marketing fees related to Improved Development sales, equity income from joint venture entities and deferred adjustments. Corporate and Other includes $17.2 million in costs related to the merger with Pope Resources in 2020.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Corporate and Other	Total
2020	$109.1	$37.1	$55.0	$1.8	$91.4	($0.5)	($26.6)	$267.4
Volume	(9.7)	2.1	3.3	0.8	(68.2)	—	—	(71.7)
Price (b)	17.0	17.3	22.7	0.1	88.9	—	—	146.0
Cost	0.6	(0.9)	(1.2)	(0.3)	(9.6)	0.8	(2.8)	(13.4)
Non-timber income	3.2	1.7	(7.3)	—	—	(0.2)	—	(2.6)
Foreign exchange (c)	—	—	6.0	—	—	—	—	6.0
Other (d)	—	—	—	(0.1)	(1.8)	—	—	(1.9)
2021	$120.2	$57.3	$78.5	$2.3	$100.7	$0.1	($29.4)	$329.8

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Item 7 - Performance and Liquidity Indicators.
(b)For Timber segments, price reflects net stumpage realizations (i.e. net of cut and haul and shipping costs). For Real Estate, price is presented net of cash closing costs.
(c)Net of currency hedging impact.
(d)Timber Funds includes timberland investment management fees paid to us by the timber fund. Real Estate includes Conservation Easements sales, residential and commercial lease income, marketing fees related to Improved Development sales, equity income from joint venture entities and deferred adjustments.

SOUTHERN TIMBER
    Full-year sales of $204.4 million increased $12.6 million, or 7%, versus the prior year, including an increase in non-timber sales of $3.0 million versus the prior year. Harvest volumes decreased 8% to 5.69 million tons versus 6.20 million tons in the prior year. Average pine sawtimber stumpage prices increased 10% to $28.27 per ton versus $25.72 per ton in the prior year, while average pine pulpwood stumpage prices increased 21% to $19.09 per ton versus $15.83 in the prior year. The increase in average pine pulpwood prices was primarily due to strong domestic demand, constrained supply due to wet weather conditions and an increase in pulpwood exports to China. The increase in average pine sawtimber prices was primarily due to strong domestic lumber demand, upward pressure on chip-n-saw pricing due to increased competition from pulp mills and a strengthening export market along the east coast.
    Operating income of $66.1 million increased $24.9 million versus the prior year due to higher net stumpage realizations ($17.0 million), the prior year write-off of timber basis as a result of Hurricane Laura ($6.0 million), higher non-timber income ($3.2 million), lower depletion rates ($2.7 million) and lower costs ($0.6 million), partially offset by lower volumes ($4.7 million). Full-year Adjusted EBITDA of $120.2 million was $11.1 million above the prior year.
PACIFIC NORTHWEST TIMBER
    Full-year sales of $143.0 million increased $22.2 million, or 18%, versus the prior year. Harvest volumes increased 4% to 1.67 million tons versus 1.60 million tons in the prior year, primarily due to incremental volume from the Pope Resources acquisition. Average delivered sawtimber prices increased 15% to $97.87 per ton versus $84.93 per ton in the prior year, as favorable domestic lumber markets coupled with increased export demand drove higher log prices. Average delivered pulpwood prices decreased 11% to $31.65 per ton versus $35.51 per ton in the prior year, as increased lumber production resulted in an increased supply of competing sawmill residuals.
    Operating income of $6.8 million improved $16.8 million versus the prior year, primarily due to higher net stumpage realizations ($17.3 million), higher non-timber income ($1.7 million) and higher volumes ($0.1 million), partially offset by higher depletion rates ($1.4 million) and higher costs ($0.9 million). Full-year Adjusted EBITDA of $57.3 million was $20.2 million above the prior year.

NEW ZEALAND TIMBER
    Full-year sales of $281.2 million increased $78.8 million, or 39%, versus the prior year. Harvest volumes increased 5% to 2.60 million tons versus 2.49 million tons in the prior year driven by strong export and domestic demand versus the prior year period that was negatively impacted by COVID-19 related headwinds. Average delivered prices for export sawtimber increased 41% to $138.84 per ton versus $98.47 per ton in the prior year, while average delivered prices for domestic sawtimber increased 18% to $83.19 per ton versus $70.37 per ton in the prior year. The increase in export sawtimber prices was driven primarily by the restriction on competing log imports into China from Australia in the current year, as well as the ability of log exporters to pass higher costs along to customers. The increase in domestic sawtimber prices (in U.S. dollar terms) was driven in part by the NZ$/US$ exchange rate (US$0.71 per NZ$1.00 versus US$0.65 per NZ$1.00). Excluding the impact of foreign exchange rates, domestic sawtimber prices increased 9% from the prior year, following the upward trend in the export market.
    Operating income of $51.5 million increased $21.5 million versus the prior year due to higher net stumpage realizations ($22.7 million), favorable foreign exchange impacts ($3.7 million), higher volumes ($2.1 million) and lower depletion rates ($1.5 million), which were partially offset by lower non-timber income ($7.3 million) and higher forest management costs ($1.2 million). Full-year Adjusted EBITDA of $78.5 million was $23.5 million above the prior year.
TIMBER FUNDS
Full-year sales of $199.4 million increased $169.8 million versus the prior year, while operating income of $63.3 million increased $76.5 million versus the prior year. Full-year sales and operating income included $156.8 million and $51.5 million, respectively, from the Fund II Timberland Dispositions. Full-year operating income also included a $3.7 million gain on the sale of Timber Funds III and IV and a $3.8 million gain on Fund II carried interest incentive fees. The prior year period included timber write-offs of $9.2 million resulting from two fires in Oregon. Harvest volumes increased 28% to 402,000 tons versus 315,000 tons in the prior year period. The prior year period reflected results for only a portion of the year following the closing of the Pope Resources acquisition on May 8, 2020, while the current year reflects activity through July 21 for Timber Funds III and IV and limited activity in Fund II during the fourth quarter due to the liquidation of it’s timberland assets. Full-year Adjusted EBITDA of $2.3 million was $0.5 million above the prior year period.
REAL ESTATE
    Full-year sales of $189.9 million decreased $39.5 million versus the prior year, while operating income of $112.5 million increased $40.6 million versus the prior year. Sales and operating income in the current year included $56.0 million and $44.8 million, respectively, from Large Dispositions. Prior year sales and operating income included $116.0 million and $28.7 million, respectively, from Large Dispositions. Sales decreased primarily due to lower volumes (32,371 acres sold versus 110,984 acres sold in the prior year), partially offset by higher weighted average prices ($5,820 per acre versus $2,031 per acre in the prior year). Full-year Adjusted EBITDA of $100.7 million was $9.3 million above the prior year.
TRADING
Full-year sales of $95.4 million increased $6.4 million versus the prior year due to higher prices, partially offset by lower volumes. Sales volumes decreased 26% to 706,000 tons versus 960,000 tons in the prior year. Operating income and Adjusted EBITDA increased $0.6 million versus the prior year.
CORPORATE AND OTHER EXPENSE/ELIMINATIONS
    Full-year corporate and other operating expense of $30.6 million decreased $14.6 million versus the prior year, which included $17.2 million of costs related to the Pope Resources merger. This positive variance was partially offset by higher overhead expenses.
INTEREST EXPENSE
    Full-year interest expense of $44.9 million increased $6.1 million versus the prior year due to higher average outstanding debt and a $2.2 million loss from the second quarter termination of a cash flow hedge related to the voluntary repayment of $100 million of term loans.

INTEREST AND OTHER MISCELLANEOUS INCOME, NET
Other non-operating income of $0.2 million decreased $0.9 million versus the prior year primarily due to favorable mark to market adjustments on marketable equity securities and carbon options in the prior year, and costs related to debt extinguishments and modifications in the current year, partially offset by favorable periodic pension costs.
INCOME TAX EXPENSE
Full-year income tax expense of $14.7 million increased $7.7 million versus the prior year. The New Zealand subsidiary is the primary driver of income tax expense.
RESULTS OF OPERATIONS, 2020 VERSUS 2019
Refer to Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2020 for the results of operations discussion for the fiscal year ended December 31, 2020 compared to the fiscal year ended December 31, 2019.

OUTLOOK FOR 2022
In 2022, we expect to achieve full-year harvest volumes in our Southern Timber segment of 6.3 to 6.6 million tons. The anticipated increase relative to 2021 reflects a rebound in harvest activity following the wet weather conditions and supply chain constraints that negatively impacted full-year 2021 volumes, as well as the expected contribution from recent acquisitions. We also anticipate an improvement in weighted average stumpage realizations relative to full-year 2021 driven by strong sawtimber and pulpwood demand, partially offset by higher harvest and transportation costs.
In our Pacific Northwest Timber segment, we expect to achieve harvest volumes of 1.7 to 1.8 million tons. We anticipate weighted average pricing to increase modestly relative to full-year 2021 driven by continued strong demand. However, we expect that higher prices will be largely offset by increased harvest and transportation costs.
In our New Zealand Timber segment, we expect to achieve harvest volumes of 2.6 to 2.8 million tons. For the full-year, we anticipate modestly lower export pricing relative to the full-year pricing achieved in 2021. However, as log inventories in China normalize and demand picks up following the Lunar New Year, we anticipate export pricing to increase from current levels. Seasonally lower volumes, supply chain disruptions and lower pricing are generally expected to produce lower operating results from this segment in the first half versus the second half of the year.
In the Real Estate segment, we remain focused on opportunistically unlocking the long-term value of our HBU development and rural property portfolio. Following exceptionally strong Real Estate results in 2021, we currently anticipate more normalized transaction activity in 2022.
Our 2022 outlook is subject to a number of variables and uncertainties, including those discussed at Item 1A — Risk Factors.

LIQUIDITY AND CAPITAL RESOURCES
Our principal source of cash is cash flow from operations, primarily the harvesting of timber and sales of real estate. As a REIT, our main use of cash is dividends on Rayonier Inc. common shares and distributions on Rayonier, L.P. units. We also use cash to maintain the productivity of our timberlands through replanting and silviculture. Our operations have generally produced consistent cash flow and required limited capital resources. Short-term borrowings have helped fund working capital needs, while acquisitions of timberlands generally require funding from external sources or Large Dispositions.
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
CREDIT RATINGS
Both our ability to obtain financing and the related costs of borrowing are affected by our credit ratings, which are periodically reviewed by the rating agencies. As of December 31, 2021, our credit ratings from S&P and Moody’s were “BBB-” and “Baa3,” respectively, with both agencies listing our outlook as “Stable.”
SUMMARY OF LIQUIDITY AND FINANCING COMMITMENTS

	As of December 31,
(in millions of dollars)	2021	2020	2019
Cash and cash equivalents (excluding Timber Funds)	$358.7	$80.5	$68.7
Total debt (excluding Timber Funds) (a)	1,376.1	1,294.9	1,057.0
Noncontrolling interests in the operating partnership	133.8	130.1	—
Shareholders’ equity	1,815.6	1,862.6	1,537.6
Net Income Attributable to Rayonier Inc.	152.6	37.1	59.1
Adjusted EBITDA (b)	329.8	267.4	247.8
Total capitalization (total debt plus permanent and temporary equity)	3,325.5	3,287.6	2,594.6
Debt to capital ratio	41%	39%	41%
Debt to Adjusted EBITDA (b)	4.2	4.8	4.3
Net debt to Adjusted EBITDA (b)(c)	3.1	4.5	4.0
Net debt to enterprise value (c)(d)	14%	23%	19%

(a)Total debt as of December 31, 2021, 2020 and 2019 reflects the principal on long-term debt, net of fair market value adjustments and gross of deferred financing costs and unamortized discounts of $8.3 million, $2.5 million and $1.9 million, respectively.
(b)For a reconciliation of Adjusted EBITDA to net income see Management’s Discussion and Analysis of Financial Condition and Results of Operations—Performance and Liquidity Indicators.
(c)Net debt is calculated as total debt less cash and cash equivalents.
(d)Enterprise value based on market capitalization (including Rayonier, L.P. “OP” units) plus net debt based on Rayonier’s share price of $40.36, $29.38, and $32.76 as of December 31, 2021, 2020 and 2019, respectively.
AT-THE-MARKET EQUITY OFFERING PROGRAM (“ATM Program”)
On September 10, 2020, we entered into a distribution agreement with a group of sales agents through which we may sell common shares, from time to time, having an aggregate sales price of up to $300 million. During the year ended December 31, 2021, the Company sold 6.4 million shares under the ATM Program at an average price of $37.05 per share, generating aggregate gross proceeds of $235.5 million, excluding $2.4 million of commissions. During the year ended December 31, 2020, the Company sold 1.1 million shares under the ATM Program at an average price of $30.26 per share, generating aggregate gross proceeds of $33.4 million, excluding $0.3 million of commissions. As of December 31, 2021, $31.1 million remains available for issuance under the program.

The following table outlines the common stock issuance pursuant to our ATM program (dollars in millions):

	Year Ended December 31,
	2021	2020
Shares of common stock issued under the ATM program	6,357,972	1,103,012
Gross proceeds	$235.5	$33.4
CASH FLOWS
    The following table summarizes our cash flows from operating, investing and financing activities for each of the three years ended December 31 (in millions of dollars):

	2021	2020	2019
Total cash provided by (used for):
Operating activities	$325.1	$204.2	$214.3
Investing activities	(26.3)	(213.6)	(219.4)
Financing activities	(16.3)	27.0	(79.6)
Effect of exchange rate changes on cash	(0.9)	(0.1)	(1.8)
Change in cash, cash equivalents and restricted cash	$281.7	$17.5	($86.5)
CASH PROVIDED BY OPERATING ACTIVITIES
Cash provided by operating activities increased $120.9 million versus the prior year primarily due to higher operating results and $17.2 million of merger-related costs in the prior year.
CASH USED FOR INVESTING ACTIVITIES
Cash used for investing activities decreased $187.4 million versus the prior year primarily due to the net cash consideration transferred in our merger with Pope Resources in the prior year ($231.1 million), net proceeds from the sale of Fund II timberlands ($154.7 million), net proceeds from the sale of Timber Funds III and IV ($31.0 million) and other investing activities ($1.5 million), partially offset by an increase in timberland acquisitions ($154.4 million), lower proceeds from Large Dispositions ($61.0 million), higher capital expenditures ($9.5 million) and higher real estate development investments ($6.0 million).
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES
Cash used for financing activities of $16.3 million compares to cash provided by financing activities of $27.0 million in the prior year. This is primarily due to a decrease in net borrowings ($141.6 million), higher distributions to consolidated affiliates ($96.3 million), higher dividends paid on common stock ($7.2 million), make-whole fees on debt prepayments in the current year ($6.2 million), higher debt issuance costs ($2.4 million) and higher distributions to noncontrolling interests in the operating partnership ($0.7 million), partially offset by higher proceeds from the issuance of common shares under the ATM equity offering program ($198.3 million), noncontrolling interests in consolidated affiliates redemption of shares in the prior year ($5.1 million), higher proceeds from the issuance of common shares under the incentive stock plan ($4.6 million) and decreases in share repurchases ($3.1 million).

FUTURE USES OF CASH
We expect future uses of cash to include working capital requirements, principal and interest payments on long-term debt, lease payments, capital expenditures, real estate development investments, timberland acquisitions, dividends on Rayonier Inc. common shares and distributions on Rayonier, L.P. units, distributions to noncontrolling interests, repurchases of the Company’s common shares and to satisfy other commitments.
Significant long-term uses of cash include the following (in millions):

Future uses of cash (in millions)	Total	Payments Due by Period
		2022	2023-2024	2025-2026	Thereafter
Long-term debt (a)	$1,251.1	$200.0	—	$251.1	$800.0
Current maturities of long-term debt (b)	125.0	125.0	—	—	—
Interest payments on long-term debt (c)	185.6	30.4	48.1	44.0	63.1
Operating leases — timberland (d)	182.1	8.0	15.0	13.4	145.7
Operating leases — PP&E, offices (d)	6.0	1.4	2.2	1.4	1.0
Commitments — development projects (e)	19.3	14.3	0.5	0.5	4.0
Commitments — derivatives (f)	49.2	13.9	21.9	8.8	4.6
Commitments - environmental remediation (g)	10.8	0.7	7.7	1.4	1.0
Commitments — other (h)	1.4	0.8	0.5	0.1	—
Total	$1,830.5	$394.5	$95.9	$320.7	$1,019.4

(a)The book value of long-term debt, net of deferred financing costs and unamortized discounts, is currently recorded at $1,242.8 million on our Consolidated Balance Sheets, but upon maturity the liability will be $1,251.1 million. See Note 10 - Debt for additional information.
(b)The book value of current maturities of long-term debt, net of deferred financing costs is currently recorded at $125.0 million on our Consolidated Balance Sheets, and upon maturity the liability will be $125.0 million. See Note 10 - Debt for additional information.
(c)Projected interest payments for variable-rate debt were calculated based on outstanding principal amounts and interest rates as of December 31, 2021.
(d)Excludes anticipated renewal options.
(e)Commitments — developmental projects primarily consists of payments expected to be made on our Wildlight and Richmond Hill projects.
(f)Commitments — derivatives represent payments expected to be made on derivative financial instruments (interest rate swaps and forward-starting interest rate swaps). See Note 11 — Derivative Financial Instruments and Hedging Activities for additional information.
(g)Commitments — environmental remediation represents our estimate of potential liability associated with environmental contamination and Natural Resource Damages in Port Gamble, Washington. See Note 15 - Environmental and Natural Resource Damage Liabilities for additional information.
(h)Commitments — other includes other purchase obligations.

We expect to fund future uses of cash with a combination of existing cash balances, cash generated by operating activities, the remaining issuances available under the Company’s ATM Program, Large Dispositions and the use of our revolving credit facilities.

EXPECTED 2022 EXPENDITURES
    Capital expenditures in 2022 are forecasted to be between $80 million and $85 million, excluding any strategic timberland acquisitions we may make. Capital expenditures are expected to be primarily comprised of seedling planting, fertilization and other silvicultural activities, property taxes, lease payments, allocated overhead and other capitalized costs. Aside from capital expenditures, we may also acquire timberland as we actively evaluate acquisition opportunities.
    Real estate development investments in 2022 are expected to be between $22 million and $25 million, net of anticipated reimbursements from community development bonds. Expected real estate development investments are primarily related to Wildlight, our mixed-use community development project located north of Jacksonville, Florida; Richmond Hill, our mixed-use development project located south of Savannah, Georgia; development properties in the town of Port Gamble, Washington; and development projects in Gig Harbor, Kingston and Bremerton, Washington.
    Our 2022 dividend payments on Rayonier Inc. common shares and distributions to Rayonier, L.P. unitholders are expected to be approximately $157.5 million and $3.6 million, respectively, assuming no change in the quarterly dividend rate of $0.27 per share or material changes in the number of common shares or partnership units outstanding.

    Future share repurchases, if any, will depend on the Company’s liquidity and cash flow, as well as general market conditions and other considerations including capital allocation priorities.
We made no discretionary pension contributions in 2021. We have no pension contribution requirements in 2022 but may make discretionary contributions in the future.
Cash income tax payments in 2022 are expected to be between $18 million and $22 million, primarily due to the New Zealand subsidiary.
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
SUMMARY OF GUARANTOR FINANCIAL INFORMATION
In March 2012, Rayonier Inc. issued $325 million of 3.75% Senior Notes due 2022 (the “Senior Notes due 2022”). On May 7, 2020, Rayonier Inc. contributed its 100% ownership interest in Rayonier Operating Company LLC (the “Contribution”) to Rayonier, L.P. As a result of the Contribution, Rayonier, L.P. expressly assumed all the obligations of Rayonier Inc. with respect to the outstanding Senior Notes due 2022 and Rayonier Inc. agreed to irrevocably, fully and unconditionally guarantee jointly and severally, the obligations of Rayonier, L.P. under the Indenture, including the Senior Notes due 2022. Rayonier L.P. is the current issuer of the Senior Notes due 2022. See the subsequent events section of Note 1 - Summary of Significant Accounting Policies for information about the repayment of our Senior Notes due 2022.
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
The following table contains the summarized balance sheet information for the consolidated obligor group of debt issued by Rayonier, L.P. for the two years ended December 31:

(in millions)	December 31, 2021	December 31, 2020
Current assets	$335.8	$69.7
Non-current assets	54.6	48.3
Current liabilities	146.0	21.0
Non-current liabilities	1,821.7	1,942.4
Due to non-guarantors	570.4	596.7

The following table contains the summarized results of operations information for the consolidated obligor group of debt issued by Rayonier, L.P. for the two years ended December 31:

(in millions)	December 31, 2021	December 31, 2020
Cost and expenses	($27.5)	($43.4)
Operating loss	(27.3)	(43.4)
Net loss	(69.7)	(81.3)
Revenue from non-guarantors	1,109.4	859.2

LIQUIDITY FACILITIES
    See Note 10 — Debt for information on liquidity facilities and other outstanding debt, as well as for information on covenants that must be met in connection with our Senior Notes due 2022, Senior Notes due 2031, Term Credit Agreement, Incremental Term Loan Agreement, 2021 Incremental Term Loan Agreement and Revolving Credit Facility.
RESTRICTED CASH
See Note 24 — Restricted Cash for further information regarding the portion of proceeds from Fund II Timberland Dispositions required to be distributed to noncontrolling interests and cash held in escrow.

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
Below is a reconciliation of Net Income to Adjusted EBITDA for the three years ended December 31 (in millions of dollars):

	2021	2020	2019
Net Income to Adjusted EBITDA Reconciliation
Net Income	$210.5	$29.8	$67.7
Operating (income) loss attributable to NCI in Timber Funds	(45.6)	11.6	—
Interest, net attributable to NCI in Timber Funds	0.3	0.5	—
Income tax expense attributable to NCI in Timber Funds	0.1	0.2	—
Net income (Excluding NCI in Timber Funds)	$165.3	$42.1	$67.7
Interest, net and miscellaneous income attributable to Rayonier	44.3	38.0	29.1
Income tax expense attributable to Rayonier	14.6	6.8	12.9
Depreciation, depletion and amortization attributable to Rayonier	143.2	154.7	128.2
Non-cash cost of land and improved development	25.0	30.4	12.6
Timber write-offs resulting from casualty events attributable to Rayonier (a)	—	7.9	—
Non-operating income	—	(0.9)	(2.7)
Costs related to the merger with Pope Resources (b)	—	17.2	—
Gain on investment in Timber Funds (c)	(7.5)	—	—
Fund II Timberland Dispositions attributable to Rayonier (d)	(10.3)	—	—
Large Dispositions (e)	(44.8)	(28.7)	—
Adjusted EBITDA	$329.8	$267.4	$247.8

(a)Timber write-offs resulting from casualty events include the write-off of merchantable and pre-merchantable timber volume destroyed by casualty events which cannot be salvaged.
(b)Costs related to the merger with Pope Resources include legal, accounting, due diligence, consulting and other costs related to the merger with Pope Resources.
(c)Gain on investment in Timber Funds reflects the gain recognized on Fund II carried interest incentive fees in the fourth quarter of 2021 as well as the gain recognized on the sale of Timber Funds III & IV in the third quarter of 2021.
(d)Fund II Timberland Dispositions represent the disposition of Fund II Timberland assets, which we managed and owned a co-investment stake in. Fund II Timberland Dispositions attributable to Rayonier represents the proportionate share of Fund II Timberland Dispositions that are attributable to Rayonier.
(e)Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have a demonstrable premium relative to timberland value.

The following tables provide a reconciliation of Operating Income (Loss) by segment to Adjusted EBITDA by segment for the three years ended December 31 (in millions of dollars):

		Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Corporate and Other	Total
2021
Operating income (loss)		$66.1	$6.8	$51.5	$63.3	$112.5	$0.1	($30.6)	$269.8
Add:	Depreciation, depletion and amortization	54.1	50.5	27.0	2.4	7.9	—	1.2	143.2
Add:	Non-cash cost of land and improved development	—	—	—	—	25.0	—	—	25.0
Less:	Operating income attributable to NCI in Timber Funds (a)	—	—	—	(45.6)	—	—	—	(45.6)
Less:	Gain on investment in Timber Funds (b)	—	—	—	(7.5)	—	—	—	(7.5)
Less:	Fund II Timberland Dispositions attributable to Rayonier (c)	—	—	—	(10.3)	—	—	—	(10.3)
Less:	Large Dispositions (d)	—	—	—	—	(44.8)	—	—	(44.8)
Adjusted EBITDA		$120.2	$57.3	$78.5	$2.3	$100.7	$0.1	($29.4)	$329.8
2020
Operating income (loss)		$41.3	($10.0)	$30.0	($13.2)	$72.0	($0.5)	($45.2)	$74.4
Add:	Operating loss attributable to NCI in Timber Funds (a)	—	—	—	11.6	—	—	—	11.6
Add:	Timber write-offs resulting from casualty events attributable to Rayonier (e)	6.0	—	—	1.8	—	—	—	7.9
Add:	Costs related to the merger with Pope Resources (f)	—	—	—	—	—	—	17.2	17.2
Add:	Depreciation, depletion and amortization	61.8	47.1	25.0	1.6	17.7	—	1.4	154.7
Add:	Non-cash cost of land and improved development	—	—	—	—	30.4	—	—	30.4
Less:	Large Dispositions (d)	—	—	—	—	(28.7)	—	—	(28.7)
Adjusted EBITDA		$109.1	$37.1	$55.0	$1.8	$91.4	($0.5)	($26.6)	$267.4
2019
Operating income (loss)		$57.8	($12.4)	$48.0	—	$38.7	—	($25.1)	$107.0
Add:	Depreciation, depletion and amortization	61.9	29.2	27.8	—	8.2	—	1.2	128.2
Add:	Non-cash cost of land and improved development	—	—	—	—	12.6	—	—	12.6
Adjusted EBITDA		$119.7	$16.7	$75.8	—	$59.5	—	($23.9)	$247.8

(a)The year ended December 31, 2021 includes $41.2 million of income from Fund II Timberland Dispositions. The year ended December 31, 2020 includes a $7.3 million loss related to timber write-offs resulting from casualty events.
(b)Gain on investment in Timber Funds reflects the gain recognized on Fund II carried interest incentive fees in the fourth quarter of 2021 as well as the gain recognized on the sale of Timber Funds III & IV in the third quarter of 2021.
(c)Fund II Timberland Dispositions represent the disposition of Fund II Timberland assets, which we managed and owned a co-investment stake in. Fund II Timberland Dispositions attributable to Rayonier represents the proportionate share of Fund II Timberland Dispositions that are attributable to Rayonier.
(d)Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have a demonstrable premium relative to timberland value.
(e)Timber write-offs resulting from casualty events includes the write-off of merchantable and pre-merchantable timber volume destroyed by casualty events which cannot be salvaged.
(f)Costs related to the merger with Pope Resources include legal, accounting, due diligence, consulting and other costs related to the merger with Pope Resources.

Cash Available for Distribution (CAD) is defined as cash provided by operating activities adjusted for capital spending (excluding timberland acquisitions and real estate development investments), CAD attributable to noncontrolling interests in Timber Funds, and working capital and other balance sheet changes. CAD is a non-GAAP measure of cash generated during a period that is available for common stock dividends, distributions to operating partnership unitholders, distributions to noncontrolling interests, repurchase of the Company's common shares, debt reduction, timberland acquisitions and real estate development investments. In compliance with SEC requirements for non-GAAP measures, we reduce CAD by mandatory debt repayments, which results in the measure entitled “Adjusted CAD.” CAD and Adjusted CAD generated in any period are not necessarily indicative of the CAD that may be generated in future periods.
Below is a reconciliation of Cash Provided by Operating Activities to Adjusted CAD for the three years ended December 31 (in millions):

	2021	2020	2019
Cash provided by operating activities	$325.1	$204.2	$214.3
Capital expenditures from continuing operations (a)	(76.0)	(66.5)	(64.0)
Costs related to the merger with Pope Resources (b)	—	17.2	—
CAD attributable to NCI in Timber Funds	(12.9)	(2.8)	—
Working capital and other balance sheet changes	(28.4)	10.3	(0.9)
CAD	$207.8	$162.4	$149.4
Mandatory debt repayments	(325.0)	—	(82.0)
Adjusted CAD	($117.2)	$162.4	$67.4

Cash used for investing activities	($26.3)	($213.6)	($219.4)
Cash (used for) provided by financing activities	($16.3)	$27.0	($79.6)

(a)Capital expenditures exclude timberland acquisitions and real estate development investments.
(b)Costs related to the merger with Pope Resources include legal, accounting, due diligence, consulting and other costs related to the merger with Pope Resources.
The following table provides supplemental cash flow data for the three years ended December 31 (in millions):

	2021	2020	2019
Purchase of timberlands (a)	($179.1)	($24.7)	($142.3)
Real Estate Development Investments	(12.5)	(6.5)	(6.8)
Distributions to noncontrolling interests in consolidated affiliates	(109.0)	(12.6)	(9.2)

(a)The year ended December 31, 2020 excludes the Pope Resources acquisition. See Note 2 - Merger with Pope Resources for additional information.

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
Interest Rate Risk
We are exposed to interest rate risk through our variable rate debt, primarily due to changes in LIBOR. However, we use interest rate swaps to manage our exposure to interest rate movements on our term credit agreements by swapping existing and anticipated future borrowings from floating rates to fixed rates. As of December 31, 2021, we had $550 million of U.S. long-term variable rate debt outstanding on our term credit agreements.
The notional amount of outstanding interest rate swap contracts with respect to our term credit agreements at December 31, 2021 was also $550 million. The Term Credit Agreement matures in April 2028, with the associated interest rate swaps maturing in August 2024. We have entered into forward starting interest rate swaps to cover $150 million of the Term Credit Agreement through the extended maturity date. The Incremental Term Loan Agreement and associated interest rate swaps mature in May 2026. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in no corresponding increase/decrease in interest payments and expense over a 12-month period.
The fair market value of our fixed interest rate debt is also subject to interest rate risk. The estimated fair value of our fixed rate debt at December 31, 2021 was $820.4 million compared to the $826.1 million principal amount. We use interest rates of debt with similar terms and maturities to estimate the fair value of our debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at December 31, 2021 would result in a corresponding decrease/increase in the fair value of our fixed rate debt of approximately $38 million and $41 million, respectively.
We estimate the periodic effective interest rate on our U.S. long-term fixed and variable rate debt to be approximately 3.0% after consideration of interest rate swaps and estimated patronage refunds and excluding unused commitment fees on the revolving credit facility.

The following table summarizes our outstanding debt, interest rate swaps and average interest rates, by year of expected maturity and their fair values at December 31, 2021:

(Dollars in thousands)	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Variable rate debt:
Principal amounts	—	—	—	—	$200,000	$350,000	$550,000	$550,000
Average interest rate (a)(b)	—	—	—	—	1.75%	1.70%	1.72%
Fixed rate debt:
Principal amounts	$325,000	—	—	$23,588	$27,519	$450,000	$826,107	$820,435
Average interest rate (b)	3.75%	—	—	2.95%	3.64%	2.75%	3.18%
Interest rate swaps:
Notional amount	—	—	$350,000	—	$200,000	—	$550,000	($15,582)
Average pay rate (b)	—	—	2.28%	—	1.60%	—	2.03%
Average receive rate (b)	—	—	0.10%	—	0.10%	—	0.10%
Forward-starting interest rate swaps
Notional amount	—	—	—	—	—	$350,000	$350,000	$11,482
Average pay rate (b)	—	—	—	—	—	0.80%	0.80%
Average receive rate (b)	—	—	—	—	—	0.10%	0.10%

(a)    Excludes estimated patronage refunds.
(b)     Interest rates as of December 31, 2021.
Foreign Currency Exchange Rate Risk
The New Zealand subsidiary’s export sales are predominantly denominated in U.S. dollars, and therefore its cash flows are affected by fluctuations in the exchange rate between the New Zealand dollar and the U.S. dollar. This exposure is partially managed by a natural currency hedge, as ocean freight payments and shareholder distributions are also paid in U.S. dollars. We manage any excess foreign exchange exposure through the use of derivative financial instruments.
Sales and Expense Exposure
At December 31, 2021, the New Zealand subsidiary had foreign currency exchange contracts with a notional amount of $149 million and foreign currency option contracts with a notional amount of $14 million outstanding related to foreign export sales and ocean freight payments. The amount hedged represents a portion of forecasted U.S. dollar denominated export timber and log trading sales proceeds over the next 24 months and next 2 months, respectively.
The following table summarizes our outstanding foreign currency exchange rate risk contracts at December 31, 2021:

(Dollars in thousands)	0-1 months	1-2 months	2-3 months	3-6 months	6-12 months	12-18 months	18-24 months	Total	Fair Value
Foreign exchange contracts to sell U.S. dollar for New Zealand dollar
Notional amount	$12,000	$8,250	$8,000	$24,000	$45,000	$39,000	$13,000	$149,250	($1,948)
Average contract rate	1.4738	1.4527	1.4598	1.4470	1.4422	1.4648	1.4829	1.4565

Foreign currency option contracts to sell U.S. dollar for New Zealand dollar
Notional amount	—	—	—	—	—	$2,000	$12,000	$14,000	($42)
Average strike price	—	—	—	—	—	1.4744	1.4941	1.4913

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
Rayonier Inc.’s management, under the supervision of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, we used the framework included in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2021. The report on the Company’s internal control over financial reporting as of December 31, 2021, is on page 63.

RAYONIER INC.

By:	/s/ DAVID L. NUNES
David L. Nunes President and Chief Executive Officer (Principal Executive Officer)
February 25, 2022

By:	/s/ MARK MCHUGH
Mark McHugh Senior Vice President and Chief Financial Officer (Principal Financial Officer)
February 25, 2022

By:	/s/ APRIL TICE
April Tice Vice President and Chief Accounting Officer (Principal Accounting Officer)
February 25, 2022

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
Rayonier, L.P.’s management, under the supervision of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, we used the framework included in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

RAYONIER, L.P.

By:	RAYONIER, INC., its sole general partner

By:	/s/ DAVID L. NUNES
David L. Nunes President and Chief Executive Officer (Principal Executive Officer)
February 25, 2022

By:	/s/ MARK MCHUGH
Mark McHugh Senior Vice President and Chief Financial Officer (Principal Financial Officer)
February 25, 2022

By:	/s/ APRIL TICE
April Tice Vice President and Chief Accounting Officer (Principal Accounting Officer)
February 25, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Rayonier Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Rayonier Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Rayonier Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and schedule and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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
February 25, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Rayonier Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rayonier Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Depletion of Timber
Description of the Matter
For the year ended December 31, 2021, the Company recognized $242 million in depletion expense and the Timber and Timberlands balance, net of depletion and amortization, was $2,895 million at December 31, 2021. As described in Note 1 to the financial statements, the Company establishes an annual depletion rate for each particular region. Depletion rates are determined by region by dividing merchantable inventory cost by standing merchantable inventory volume, which is estimated annually. The Company charges accumulated costs attributed to merchantable timber to depletion expense (cost of sales) at the time the timber is harvested or when the underlying timberland is sold.

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
February 25, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Rayonier Inc., the general partner of Rayonier, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rayonier, L.P. and subsidiaries (the Operating Partnership) as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, capital and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Depletion of Timber
Description of the Matter
For the year ended December 31, 2021, the Operating Partnership recognized $242 million in depletion expense and the Timber and Timberlands balance, net of depletion and amortization, was $2,895 million at December 31, 2021. As described in Note 1 to the financial statements, the Operating Partnership establishes an annual depletion rate for each particular region. Depletion rates are determined by region by dividing merchantable inventory cost by standing merchantable inventory volume, which is estimated annually. The Operating Partnership charges accumulated costs attributed to merchantable timber to depletion expense (cost of sales) at the time the timber is harvested or when the underlying timberland is sold.

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
Jacksonville, Florida
February 25, 2022

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Years Ended December 31,
(Thousands of dollars, except per share data)

	2021	2020	2019
SALES (NOTE 4)	$1,109,597	$859,154	$711,556
Costs and Expenses
Cost of sales	(796,115)	(712,436)	(558,350)
Selling and general expenses	(57,791)	(50,645)	(41,646)
Other operating income (expense), net (Note 19)	14,084	(21,685)	(4,533)
	(839,822)	(784,766)	(604,529)
OPERATING INCOME	269,775	74,388	107,027
Interest expense	(44,907)	(38,768)	(31,716)
Interest and other miscellaneous income, net	280	1,173	5,307
INCOME BEFORE INCOME TAXES	225,148	36,793	80,618
Income tax expense (Note 22)	(14,661)	(7,009)	(12,940)
NET INCOME	210,487	29,784	67,678
Less: Net income attributable to noncontrolling interests in the operating partnership	(4,516)	(528)	—
Less: Net (income) loss attributable to noncontrolling interests in consolidated affiliates	(53,421)	7,828	(8,573)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	152,550	37,084	59,105
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of income tax effect of $0, $0 and $0	(22,096)	28,272	963
Cash flow hedges, net of income tax effect of $2,667, $1,845 and $664	60,315	(61,055)	(30,482)
Actuarial change and amortization of pension and postretirement plan liabilities, net of income tax effect of $0, $0 and $0	12,476	(925)	(1,350)
Total other comprehensive income (loss)	50,695	(33,708)	(30,869)
COMPREHENSIVE INCOME (LOSS)	261,182	(3,924)	36,809
Less: Comprehensive income attributable to noncontrolling interests in the operating partnership	(6,116)	(3,068)	—
Less: Comprehensive (income) loss attributable to noncontrolling interests in consolidated affiliates	(48,234)	1,393	(9,146)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO RAYONIER INC.	$206,832	($5,599)	$27,663
EARNINGS PER COMMON SHARE (NOTE 9)
Basic earnings per share attributable to Rayonier Inc.	$1.08	$0.28	$0.46
Diluted earnings per share attributable to Rayonier Inc.	$1.08	$0.27	$0.46

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31,
(Thousands of dollars, except share data)

	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents, excluding Timber Funds	$358,680	$80,454
Cash and cash equivalents, Timber Funds	3,493	4,053
Total cash and cash equivalents	362,173	84,507
Restricted cash, Timber Funds (Note 24)	6,341	—
Accounts receivable, less allowance for doubtful accounts of $59 and $25	30,018	49,082
Inventory (Note 18)	28,523	10,594
Prepaid logging roads	14,286	12,073
Prepaid expenses	4,242	4,095
Assets held for sale (Note 26)	5,099	3,449
Other current assets	749	6,765
Total current assets	451,431	170,565
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,894,996	3,262,126
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 17)	106,878	108,518
PROPERTY, PLANT AND EQUIPMENT
Land	6,401	6,548
Buildings	31,168	31,024
Machinery and equipment	6,494	4,615
Construction in progress	460	452
Total property, plant and equipment, gross	44,523	42,639
Less—accumulated depreciation	(14,900)	(12,238)
Total property, plant and equipment, net	29,623	30,401
RESTRICTED CASH, EXCLUDING TIMBER FUNDS (NOTE 24)	625	2,975
RIGHT-OF-USE ASSETS (NOTE 6)	101,837	108,992
OTHER ASSETS (NOTE 25)	50,966	45,156
TOTAL ASSETS	$3,636,356	$3,728,733
LIABILITIES, NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$23,447	$24,790
Current maturities of long-term debt, excluding Timber Funds (Note 10)	124,965	—
Accrued taxes	12,446	7,347
Accrued payroll and benefits	14,514	12,327
Accrued interest	6,343	6,325
Deferred revenue	17,802	11,112
Distributions payable, Timber Funds	6,341	—
Other current liabilities	25,863	29,234
Total current liabilities	231,721	91,135
LONG-TERM DEBT, NET, EXCLUDING TIMBER FUNDS (NOTE 10)	1,242,819	1,300,336
LONG-TERM DEBT, NET, TIMBER FUNDS (NOTE 10)	—	60,179
PENSION AND OTHER POSTRETIREMENT BENEFITS (NOTE 20)	10,478	23,344
LONG-TERM LEASE LIABILITY (NOTE 6)	93,416	100,251
OTHER NON-CURRENT LIABILITIES	108,521	160,722
COMMITMENTS AND CONTINGENCIES (NOTES 13 and 14)
NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP (NOTE 7)	133,823	130,121
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 shares authorized, 145,372,961 and 137,678,822 shares issued and outstanding	1,389,073	1,101,675
Retained earnings	402,307	446,267
Accumulated other comprehensive loss (Note 23)	(19,604)	(73,885)
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,771,776	1,474,057
Noncontrolling interests in consolidated affiliates (Note 7)	43,802	388,588
TOTAL SHAREHOLDERS’ EQUITY	1,815,578	1,862,645
TOTAL LIABILITIES, NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND SHAREHOLDERS’ EQUITY	$3,636,356	$3,728,733

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Thousands of dollars, except share data)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Affiliates	Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2018	129,488,675	$884,263	$672,371	$239	$97,677	$1,654,550
Net income	—	—	59,105	—	8,573	67,678
Dividends ($1.08 per share)	—	—	(140,040)	—	—	(140,040)
Issuance of shares under incentive stock plans	298,003	1,260	—	—	—	1,260
Stock-based compensation	—	6,904	—	—	—	6,904
Repurchase of common shares	(455,609)	(4,250)	(8,430)	—	—	(12,680)
Actuarial change and amortization of pension and postretirement plan liabilities	—	—	—	(1,350)	—	(1,350)
Foreign currency translation adjustment	—	—	—	784	179	963
Cash flow hedges	—	—	—	(30,875)	393	(30,482)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(9,161)	(9,161)
Balance, December 31, 2019	129,331,069	$888,177	$583,006	($31,202)	$97,661	$1,537,642
Issuances of shares associated with the merger with Pope Resources	7,181,071	172,418	—	—	—	172,418
Net income (loss)	—	—	37,612	—	(7,828)	29,784
Net income attributable to noncontrolling interests in the operating partnership	—	—	(528)	—	—	(528)
Dividends ($1.08 per share) (a)	—	—	(146,278)	—	—	(146,278)
Issuance of shares under the “at-the-market” equity offering, net of commissions and offering costs of $799	1,103,012	32,574	—	—	—	32,574
Issuance of shares under incentive stock plans	266,036	1,589	—	—	—	1,589
Stock-based compensation	—	8,026	—	—	—	8,026
Repurchase of common shares	(219,619)	(1,605)	(3,152)	—	—	(4,757)
Acquisition of noncontrolling interests in consolidated affiliates	—	—	—	—	333,366	333,366
Adjustment of noncontrolling interests in the operating partnership	—	—	(24,393)	—	—	(24,393)
Conversion of units into common shares	17,253	496	—	—	—	496
Actuarial change and amortization of pension and postretirement plan liabilities	—	—	—	(925)	—	(925)
Foreign currency translation adjustment	—	—	—	22,928	5,344	28,272
Cash flow hedges	—	—	—	(62,146)	1,091	(61,055)
Allocation of other comprehensive income to noncontrolling interests in the operating partnership	—	—	—	(2,540)	—	(2,540)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(12,643)	(12,643)
Noncontrolling interests in consolidated affiliates redemption of shares	—	—	—	—	(28,403)	(28,403)
Balance, December 31, 2020	137,678,822	$1,101,675	$446,267	($73,885)	$388,588	$1,862,645

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
(Thousands of dollars, except share data)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Affiliates	Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2020	137,678,822	$1,101,675	$446,267	($73,885)	$388,588	$1,862,645
Net income	—	—	157,066	—	53,421	210,487
Net income attributable to noncontrolling interests in the operating partnership	—	—	(4,516)	—	—	(4,516)
Dividends ($1.08 per share) (a)	—	—	(153,980)	—	—	(153,980)
Issuance of shares under the “at-the-market” equity offering, net of commissions and offering costs of $2.5 million	6,357,972	233,033	—	—	—	233,033
Issuance of shares under incentive stock plans	270,713	6,029	—	—	—	6,029
Stock-based compensation	—	9,277	—	—	—	9,277
Repurchase of common shares	(47,705)	(1,617)	—	—	—	(1,617)
Fund II carried interest incentive fee	—	—	—	—	(3,807)	(3,807)
Disposition of noncontrolling interests in consolidated affiliates	—	—	—	—	(255,486)	(255,486)
Measurement period adjustment of noncontrolling interests in consolidated affiliates	—	—	—	—	9,690	9,690
Adjustment of noncontrolling interests in the operating partnership	—	—	(42,530)	—	—	(42,530)
Conversion of units into common shares	1,113,159	40,676	—	—	—	40,676
Actuarial change and amortization of pension and postretirement plan liabilities	—	—	—	12,476	—	12,476
Foreign currency translation adjustment	—	—	—	(18,487)	(3,609)	(22,096)
Cash flow hedges	—	—	—	61,893	(1,578)	60,315
Allocation of other comprehensive income to noncontrolling interests in the operating partnership	—	—	—	(1,601)	—	(1,601)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(115,298)	(115,298)
Noncontrolling interests in consolidated affiliates redemption of shares	—	—	—	—	(28,119)	(28,119)
Balance, December 31, 2021	145,372,961	$1,389,073	$402,307	($19,604)	$43,802	$1,815,578

(a)For information regarding distributions to noncontrolling interests in the operating partnership, see the Rayonier Inc. Consolidated Statements of Cash Flows and Note 7 — Noncontrolling Interests.

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(Thousands of dollars)

	2021	2020	2019
OPERATING ACTIVITIES
Net income	$210,487	$29,784	$67,678
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	155,722	164,996	128,235
Non-cash cost of land and improved development	24,976	30,368	12,565
Stock-based incentive compensation expense	9,277	8,026	6,904
Deferred income taxes	8,509	7,541	11,314
Amortization of losses from pension and postretirement plans	1,174	869	449
Timber write-offs due to casualty events	—	15,203	—
Gain on sale of large disposition of timberlands	(44,784)	(28,655)	—
Gain on Fund II timberland dispositions	(51,522)	—	—
Gain on sale of Timber Funds III & IV	(3,675)	—	—
Fund II carried interest incentive fee	(3,807)	—	—
Other	9,456	(11,100)	(4,999)
Changes in operating assets and liabilities, net of effects of merger with Pope Resources:
Receivables	17,239	(15,378)	(849)
Inventories	(503)	(1,448)	1,224
Accounts payable	(1,593)	5,668	(1,554)
All other operating activities	(5,846)	(1,700)	(6,714)
CASH PROVIDED BY OPERATING ACTIVITIES	325,110	204,174	214,253
INVESTING ACTIVITIES
Capital expenditures	(75,965)	(66,500)	(63,996)
Real estate development investments	(12,521)	(6,462)	(6,803)
Purchase of timberlands	(179,115)	(24,695)	(142,287)
Net proceeds from large disposition of timberlands	54,682	115,666	—
Net proceeds from sale of Timber Funds III & IV	31,014	—	—
Net proceeds from Fund II timberland dispositions	154,740	—	—
Cash consideration for merger with Pope Resources, net of cash acquired	—	(231,068)	—
Other	912	(584)	(6,304)
CASH USED FOR INVESTING ACTIVITIES	(26,253)	(213,643)	(219,390)
FINANCING ACTIVITIES
Issuance of debt	446,378	320,000	82,000
Repayment of debt	(420,000)	(152,000)	—
Dividends paid on common stock	(153,515)	(146,348)	(141,071)
Distributions to noncontrolling interests in the operating partnership	(4,269)	(3,596)	—
Proceeds from the issuance of common shares under incentive stock plan	5,922	1,368	1,260
Proceeds from the issuance of common shares under the “at-the-market” (ATM) equity offering program, net of commissions and offering costs	230,826	32,574	—
Repurchase of common shares to pay withholding taxes on vested incentive stock awards	(1,617)	(1,605)	(4,250)
Repurchase of common shares made under repurchase program	—	(3,152)	(8,430)
Debt issuance costs	(4,846)	(2,483)	(132)
Proceeds from shareholder distribution hedge	—	—	135
Noncontrolling interests in consolidated affiliates redemption of shares	—	(5,113)	—
Distributions to noncontrolling interests in consolidated affiliates	(108,956)	(12,643)	(9,161)
Make-whole fee on NWFCS debt prepayment	(6,234)	—	—
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(16,311)	27,002	(79,649)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(889)	(19)	(1,700)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	281,657	17,514	(86,486)
Balance, beginning of year	87,482	69,968	156,454
Balance, end of year	$369,139	$87,482	$69,968

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the Years Ended December 31,
(Thousands of dollars)

	2021	2020	2019
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year:
Interest (a)	$42,672	$40,895	$32,782
Income taxes	7,392	816	1,691
Non-cash investing activity:
Capital assets purchased on account	$5,272	$3,205	$3,568
Non-cash financing activity:
Equity consideration for merger with Pope Resources	—	$172,640	—
Redeemable Operating Partnership Unit consideration for merger with Pope Resources	—	106,752	—
Noncontrolling interests in consolidated affiliates redemption of shares (b)	28,119	23,290	—

(a)Interest paid is presented net of patronage payments received of $6.8 million, $4.7 million and $4.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. For additional information on patronage payments, see Note 10 - Debt.
(b)In 2021, the New Zealand subsidiary made a capital distribution in order to redeem certain equity interests, resulting in the recording of a loan payable by the New Zealand subsidiary in the amount of $28.1 million. In 2020, the New Zealand subsidiary made a capital distribution in order to redeem certain equity interests, resulting in the recording of a noncontrolling interest share redemption of $5.1 million and a loan payable by the New Zealand subsidiary in the amount of $23.3 million. See Note 7 - Noncontrolling Interests and Note 10 - Debt for further information.

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Years Ended December 31,
(Thousands of dollars, except per unit data)

	2021	2020	2019
SALES (NOTE 4)	$1,109,597	$859,154	$711,556
Costs and Expenses
Cost of sales	(796,115)	(712,436)	(558,350)
Selling and general expenses	(57,791)	(50,645)	(41,646)
Other operating income (expense), net (Note 19)	14,084	(21,685)	(4,533)
	(839,822)	(784,766)	(604,529)
OPERATING INCOME	269,775	74,388	107,027
Interest expense	(44,907)	(38,768)	(31,716)
Interest and other miscellaneous income, net	280	1,173	5,307
INCOME BEFORE INCOME TAXES	225,148	36,793	80,618
Income tax expense (Note 22)	(14,661)	(7,009)	(12,940)
NET INCOME	210,487	29,784	67,678
Less: Net (income) loss attributable to noncontrolling interests in consolidated affiliates	(53,421)	7,828	(8,573)
NET INCOME ATTRIBUTABLE TO RAYONIER, L.P. UNITHOLDERS	157,066	37,612	59,105
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of income tax effect of $0, $0 and $0	(22,096)	28,272	963
Cash flow hedges, net of income tax effect of $2,667, $1,845 and $664	60,315	(61,055)	(30,482)
Actuarial change and amortization of pension and postretirement plan liabilities, net of income tax effect of $0, $0 and $0	12,476	(925)	(1,350)
Total other comprehensive income (loss)	50,695	(33,708)	(30,869)
COMPREHENSIVE INCOME (LOSS)	261,182	(3,924)	36,809
Less: Comprehensive (income) loss attributable to noncontrolling interests in consolidated affiliates	(48,234)	1,393	(9,146)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO RAYONIER, L.P. UNITHOLDERS	$212,948	($2,531)	$27,663
EARNINGS PER UNIT (NOTE 9)
Basic earnings per unit attributable to Rayonier, L.P.	$1.08	$0.28	$0.46
Diluted earnings per unit attributable to Rayonier, L.P.	$1.08	$0.27	$0.46

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31,
(Thousands of dollars, except unit data)

	2021	2020
ASSETS
CURRENT ASSETS
Cash and cash equivalents, excluding Timber Funds	$358,680	$80,454
Cash and cash equivalents, Timber Funds	3,493	4,053
Total cash and cash equivalents	362,173	84,507
Restricted cash, Timber Funds (Note 24)	6,341	—
Accounts receivable, less allowance for doubtful accounts of $59 and $25	30,018	49,082
Inventory (Note 18)	28,523	10,594
Prepaid logging roads	14,286	12,073
Prepaid expenses	4,242	4,095
Assets held for sale (Note 26)	5,099	3,449
Other current assets	749	6,765
Total current assets	451,431	170,565
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,894,996	3,262,126
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 17)	106,878	108,518
PROPERTY, PLANT AND EQUIPMENT
Land	6,401	6,548
Buildings	31,168	31,024
Machinery and equipment	6,494	4,615
Construction in progress	460	452
Total property, plant and equipment, gross	44,523	42,639
Less — accumulated depreciation	(14,900)	(12,238)
Total property, plant and equipment, net	29,623	30,401
RESTRICTED CASH, EXCLUDING TIMBER FUNDS (NOTE 24)	625	2,975
RIGHT-OF-USE ASSETS (NOTE 6)	101,837	108,992
OTHER ASSETS (NOTE 25)	50,966	45,156
TOTAL ASSETS	$3,636,356	$3,728,733
LIABILITIES, REDEEMABLE OPERATING PARTNERSHIP UNITS AND CAPITAL
CURRENT LIABILITIES
Accounts payable	$23,447	$24,790
Current maturities of long-term debt, excluding Timber Funds (Note 10)	124,965	—
Accrued taxes	12,446	7,347
Accrued payroll and benefits	14,514	12,327
Accrued interest	6,343	6,325
Deferred revenue	17,802	11,112
Distributions payable, Timber Funds	6,341	—
Other current liabilities	25,863	29,234
Total current liabilities	231,721	91,135
LONG-TERM DEBT, NET, EXCLUDING TIMBER FUNDS (NOTE 10)	1,242,819	1,300,336
LONG-TERM DEBT, NET, TIMBER FUNDS (NOTE 10)	—	60,179
PENSION AND OTHER POSTRETIREMENT BENEFITS (NOTE 20)	10,478	23,344
LONG-TERM LEASE LIABILITY (NOTE 6)	93,416	100,251
OTHER NON-CURRENT LIABILITIES	108,521	160,722
COMMITMENTS AND CONTINGENCIES (NOTES 13 and 14)
REDEEMABLE OPERATING PARTNERSHIP UNITS (NOTE 7) 3,315,741 and 4,428,900 Units outstanding, respectively	133,823	130,121
CAPITAL
General partners’ capital	17,872	15,454
Limited partners’ capital	1,769,367	1,529,948
Accumulated other comprehensive loss (Note 23)	(15,463)	(71,345)
TOTAL CONTROLLING INTEREST CAPITAL	1,771,776	1,474,057
Noncontrolling interests in consolidated affiliates (Note 7)	43,802	388,588
TOTAL CAPITAL	1,815,578	1,862,645
TOTAL LIABILITIES, REDEEMABLE OPERATING PARTNERSHIP UNITS AND CAPITAL	$3,636,356	$3,728,733

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Thousands of dollars, except unit data)

			Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Affiliates	Total Capital
	Units
	General Partners’ Capital	Limited Partners’ Capital
Balance, December 31, 2018	$15,566	$1,541,068	$239	$97,677	$1,654,550
Net income	591	58,514	—	8,573	67,678
Distributions on units ($1.08 per unit)	(1,400)	(138,640)	—	—	(140,040)
Issuance of units under incentive stock plans	13	1,247	—	—	1,260
Stock-based compensation	69	6,835	—	—	6,904
Repurchase of units	(127)	(12,553)	—	—	(12,680)
Actuarial change and amortization of pension and postretirement plan liabilities	—	—	(1,350)	—	(1,350)
Foreign currency translation adjustment	—	—	784	179	963
Cash flow hedges	—	—	(30,875)	393	(30,482)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(9,161)	(9,161)
Balance, December 31, 2019	$14,712	$1,456,471	($31,202)	$97,661	$1,537,642
Issuance of units associated with the merger with Pope Resources	1,724	170,694	—	—	172,418
Net income (loss)	376	37,236	—	(7,828)	29,784
Distributions on units ($1.08 per unit)	(1,500)	(148,375)	—	—	(149,875)
Issuance of units under the “at-the-market” equity offering, net of commissions and offering costs of $799	326	32,248	—	—	32,574
Issuance of units under incentive stock plans	16	1,573	—	—	1,589
Stock-based compensation	81	7,945	—	—	8,026
Repurchase of units	(47)	(4,710)	—	—	(4,757)
Adjustment of Redeemable Operating Partnership Units	(239)	(23,625)			(23,864)
Acquisition of noncontrolling interests in consolidated affiliates	—	—	—	333,366	333,366
Conversion of units to common shares	5	491	—	—	496
Actuarial change and amortization of pension and postretirement plan liabilities	—	—	(925)	—	(925)
Foreign currency translation adjustment	—	—	22,928	5,344	28,272
Cash flow hedges	—	—	(62,146)	1,091	(61,055)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(12,643)	(12,643)
Noncontrolling interests in consolidated affiliates redemption of unit equivalents	—	—	—	($28,403)	(28,403)
Balance, December 31, 2020	$15,454	$1,529,948	($71,345)	$388,588	$1,862,645

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (CONTINUED)
(Thousands of dollars, except unit data)

			Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Affiliates	Total Capital
	Units
	General Partners’ Capital	Limited Partners’ Capital
Balance, December 31, 2020	$15,454	$1,529,948	($71,345)	$388,588	$1,862,645
Net income	1,571	155,495	—	53,421	210,487
Distributions on units ($1.08 per unit)	(1,583)	(156,666)	—	—	(158,249)
Issuance of units under the “at-the-market” equity offering, net of commissions and offering costs of $2.5 million	2,330	230,703	—	—	233,033
Issuance of units under incentive stock plans	60	5,969	—	—	6,029
Stock-based compensation	93	9,184	—	—	9,277
Repurchase of units	(16)	(1,601)	—	—	(1,617)
Adjustment of Redeemable Operating Partnership Units	(444)	(43,934)	—	—	(44,378)
Conversion of units to common shares	407	40,269	—	—	40,676
Measurement period adjustment of noncontrolling interests in consolidated affiliates	—	—	—	9,690	9,690
Fund II carried interest incentive fee	—	—	—	(3,807)	(3,807)
Disposition of noncontrolling interests in consolidated affiliates	—	—	—	(255,486)	(255,486)
Actuarial change and amortization of pension and postretirement plan liabilities	—	—	12,476	—	12,476
Foreign currency translation adjustment	—	—	(18,487)	(3,609)	(22,096)
Cash flow hedges	—	—	61,893	(1,578)	60,315
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(115,298)	(115,298)
Noncontrolling interests in consolidated affiliates redemption of unit equivalents	—	—	—	(28,119)	(28,119)
Balance, December 31, 2021	$17,872	$1,769,367	($15,463)	$43,802	$1,815,578

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(Thousands of dollars)

	2021	2020	2019
OPERATING ACTIVITIES
Net income	$210,487	$29,784	$67,678
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	155,722	164,996	128,235
Non-cash cost of land and improved development	24,976	30,368	12,565
Stock-based incentive compensation expense	9,277	8,026	6,904
Deferred income taxes	8,509	7,541	11,314
Amortization of losses from pension and postretirement plans	1,174	869	449
Timber write-offs due to casualty events	—	15,203	—
Gain on sale of large disposition of timberlands	(44,784)	(28,655)	—
Gain on Fund II timberland dispositions	(51,522)	—	—
Gain on sale of Timber Funds III & IV	(3,675)	—	—
Fund II carried interest incentive fee	(3,807)	—	—
Other	9,456	(11,100)	(4,999)
Changes in operating assets and liabilities, net of effects of merger with Pope Resources:
Receivables	17,239	(15,378)	(849)
Inventories	(503)	(1,448)	1,224
Accounts payable	(1,593)	5,668	(1,554)
All other operating activities	(5,846)	(1,700)	(6,714)
CASH PROVIDED BY OPERATING ACTIVITIES	325,110	204,174	214,253
INVESTING ACTIVITIES
Capital expenditures	(75,965)	(66,500)	(63,996)
Real estate development investments	(12,521)	(6,462)	(6,803)
Purchase of timberlands	(179,115)	(24,695)	(142,287)
Net proceeds from large disposition of timberlands	54,682	115,666	—
Net proceeds from sale of Timber Funds III & IV	31,014	—	—
Net proceeds from Fund II timberland dispositions	154,740	—	—
Cash consideration for merger with Pope Resources, net of cash acquired	—	(231,068)	—
Other	912	(584)	(6,304)
CASH USED FOR INVESTING ACTIVITIES	(26,253)	(213,643)	(219,390)
FINANCING ACTIVITIES
Issuance of debt	446,378	320,000	82,000
Repayment of debt	(420,000)	(152,000)	—
Distributions on units	(157,784)	(149,944)	(141,071)
Proceeds from the issuance of units under incentive stock plan	5,922	1,368	1,260
Proceeds from the issuance of units under the “at-the-market” (ATM) equity offering program, net of commissions and offering costs	230,826	32,574	—
Repurchase of units to pay withholding taxes on vested incentive stock awards	(1,617)	(1,605)	(4,250)
Debt issuance costs	(4,846)	(2,483)	(132)
Repurchase of units made under repurchase program	—	(3,152)	(8,430)
Proceeds from shareholder distribution hedge	—	—	135
Noncontrolling interests in consolidated affiliates redemption of shares	—	(5,113)	—
Distributions to noncontrolling interests in consolidated affiliates	(108,956)	(12,643)	(9,161)
Make-whole fee on NWFCS debt prepayment	(6,234)	—	—
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(16,311)	27,002	(79,649)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(889)	(19)	(1,700)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	281,657	17,514	(86,486)
Balance, beginning of year	87,482	69,968	156,454
Balance, end of year	$369,139	$87,482	$69,968

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the Years Ended December 31,
(Thousands of dollars)

	2021	2020	2019
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest (a)	$42,672	$40,895	$32,782
Income taxes	7,392	816	1,691
Non-cash investing activity:
Capital assets purchased on account	$5,272	$3,205	$3,568
Non-cash financing activity:
Unit consideration for merger with Pope Resources	—	$172,640	—
Redeemable Operating Partnership Unit consideration for merger with Pope Resources	—	106,752	—
Noncontrolling interests in consolidated affiliates redemption of shares (b)	28,119	23,290	—

(a)Interest paid is presented net of patronage payments received of $6.8 million, $4.7 million and $4.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. For additional information on patronage payments, see Note 10 — Debt.
(b)In 2021, the New Zealand subsidiary made a capital distribution in order to redeem certain equity interests, resulting in the recording of a loan payable by the New Zealand subsidiary in the amount of $28.1 million. In 2020, the New Zealand subsidiary made a capital distribution in order to redeem certain equity interests, resulting in the recording of a noncontrolling interest share redemption of $5.1 million and a loan payable by the New Zealand subsidiary in the amount of $23.3 million. See Note 7 - Noncontrolling Interests and Note 10 - Debt for further information.

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands unless otherwise stated)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
    Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Rayonier Inc.'s Consolidated Financial Statements include the Operating Partnership, wholly-owned subsidiaries and entities in which the Company has a controlling interest. Rayonier, L.P.'s Consolidated Financial Statements include wholly-owned subsidiaries and entities in which the Operating Partnership has a controlling interest. For additional information regarding our consolidated entities with a noncontrolling interest component, see Note 7 - Noncontrolling Interests. All intercompany balances and transactions are eliminated.
As of December 31, 2021, the Company owned a 97.8% interest in the Operating Partnership, with the remaining 2.2% interest owned by limited partners of the Operating Partnership. As the sole general partner of the Operating Partnership, Rayonier Inc. has exclusive control of the day-to-day management of the Operating Partnership.
DISPOSITION OF TIMBER FUNDS
Upon completion of the Pope Resources merger in May 2020, we became the manager of three private equity timber funds, Fund II, Fund III, and Fund IV, consisting of 141,000 acres in the Pacific Northwest, and obtained ownership interests in the Funds of 20%, 5%, and 15%, respectively.
On July 21, 2021, we sold the rights to manage Fund III and IV, as well as our ownership interests in both funds to BTG Pactual’s Timberland Investment Group (TIG) for an aggregate sales price of $35.9 million. Due to the sale of our rights to manage Fund III and Fund IV, we determined that we no longer have the power to direct the activities that most significantly impact the success of Fund III and Fund IV. As a result, Timber Fund III and IV balance sheets and results of operations are only included in our consolidated financial statements through the date of the sale. For additional information on Fund III and IV, see Note 7 - Noncontrolling Interests.
In addition, we completed the liquidation of Fund II timberland assets through three separate transactions during the third and fourth quarters of 2021 for an aggregate sales price of $156.8 million. As of December 31, 2021, we continue to manage and maintain a 20% ownership interest in Fund II, which is scheduled to terminate in March 2023. Prior to the termination of Fund II, the remaining capital will be distributed to Fund II investors. For additional information regarding Fund II, see Note 7 - Noncontrolling Interests, Note 8 - Variable Interest Entities and Note 24 - Restricted Cash.
RECLASSIFICATIONS
Effective for year ended December 31, 2021, we have updated our presentation for the employee benefit pension plan to include a separate line item “Expenses paid,” which was previously reported as part of “Actuarial loss (gain).” “Actuarial loss (gain)” now solely represents changes resulting from adjustments to actuarial assumptions and estimates. The other categories of the pension plan remain unchanged, and this reclassification had no impact on the total projected benefit obligation. See Note 20 - Employee Benefit Plans.
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
INVENTORY
    Higher and better use (“HBU”) real estate properties that are expected to be sold within one year are included in inventory at the lower of cost or net realizable value. HBU properties that are expected to be sold after one year are included in a separate balance sheet line entitled “Higher and Better Use Timberlands and Real Estate Development Investments.” See below for additional information.
    Inventory also includes logs available to be sold by the Trading segment. Log inventory is recorded at the lower of cost or net realizable value and expensed to cost of sales when sold to third-party buyers. See Note 18 — Inventory for additional information.
PREPAID LOGGING ROADS
    Costs for roads built in the Pacific Northwest and New Zealand to access particular tracts to be harvested in the upcoming 24 months to 60 months are recorded as prepaid logging roads. We charge such costs to expense as timber is harvested using an amortization rate determined annually as the total cost of prepaid roads divided by the estimated tons of timber to be accessed by those roads. The prepaid balance is classified as short-term or long-term based on the upcoming harvest schedule. See Note 25 — Other Assets for additional information.
PATRONAGE DIVIDENDS
As a requirement of the Farm Credit Act, borrowers in the Farm Credit System are required to purchase equity in Farm Credit lenders. The equity balance primarily represents shares of Class A common stock in CoBank valued at $100 par value. CoBank equity purchases continue annually until a balance equal to 8% of our 10-year historical average loan balance at CoBank is obtained. Initially, a minimal equity purchase was made in cash upon receiving the loan proceeds. Subsequently, equity purchases are made annually through patronage dividends, of which approximately 88% is cash and 12% is equity. The stock has no cash value until retired. As our loans are paid in full, the stock is generally retired over a 10-year loan base period beginning in the year following loan payoff.
Estimated cash and equity dividends are recognized as an offset to interest expense in the period earned. These estimates are calculated by applying the weighted average debt balance with each participating lender to a historical dividend rate. Changes in assumptions, as well as changes in actual experience, could cause the estimates to change. See Note 10 — Debt and Note 25 — Other Assets for additional information.
DEFERRED FINANCING COSTS
    Deferred financing costs related to revolving debt are capitalized and amortized to interest expense over the term of the revolving debt using a method that approximates the effective interest method. See Note 25 — Other Assets for additional information on deferred financing costs related to revolving debt. See Note 10 — Debt for additional information on deferred financing costs related to term debt.
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
HBU timberland and real estate development investments expected to be sold within twelve months are recorded as inventory. See Note 17 — Higher and Better Use Timberlands and Real Estate Development Investments for additional information.
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
    ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term. Lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.
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
ENVIRONMENTAL REMEDIATION LIABILITIES
Environmental remediation liabilities have been evaluated using a combination of methods. The liability is estimated based on amounts included in construction contracts and estimates for construction contingencies, project management, and other professional fees. See Note 15 - Environmental and Natural Resource Damages Liabilities for more information.
GOODWILL
    Goodwill represents the excess of the acquisition cost of the New Zealand Timber segment over the fair value of the net assets acquired. Goodwill is not amortized, but is periodically reviewed for impairment. An impairment test for this reporting unit’s goodwill is performed annually and whenever events or circumstances indicate that the value of goodwill may be impaired. We compare the fair value of the New Zealand Timber segment, using an independent valuation for the New Zealand forest assets, to its carrying value including goodwill. The independent valuation of the New Zealand forest assets is based on discounted cash flow models where the fair value is calculated using cash flows from sustainable forest management plans. The fair value of the forest assets is measured as the present value of cash flows from one growth cycle based on the productive forest land, taking into consideration environmental, operational, and market restrictions. These cash flow valuations involve a number of estimates that require broad assumptions and significant judgment regarding future performance. The annual impairment test was performed as of October 1, 2021; the estimated fair value of the New Zealand Timber segment exceeded its carrying value and no impairment was recorded. Except for changes in the New Zealand foreign exchange rate, there have been no adjustments to the carrying value of goodwill since the initial recognition. See Note 25 — Other Assets for additional information.
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
BUSINESS COMBINATION
We account for business combinations using the acquisition method of accounting, under which all assets acquired and liabilities assumed, including amounts attributable to noncontrolling interest, are recorded at their respective fair values as of the acquisition date. The excess of the purchase price over the fair value of identifiable assets and liabilities is recorded as goodwill. The allocation of purchase price in a business combination uses significant assumptions and estimates. Critical estimates include, but are not limited to, future expected cash flows, including revenues and expenses, and applicable discount rates. While we believe our estimates and assumptions to be reasonable, they are subject to change as we obtain additional information related to those estimates during the applicable measurement periods (up to one year from the acquisition date).

If the initial accounting for a business combination is incomplete by the end of the reporting period in which the combination occurs, we are required to record preliminary values in the financial statements for the items for which the accounting is incomplete. Adjustments to the preliminary recorded values, which are identified during the measurement period, are recognized in the reporting period in which the adjustments are determined. This includes any effect on earnings of changes in depletion, depreciation or amortization, or other income effects as a result of the change to the recorded values, calculated as if the accounting had been completed at the acquisition date. During the measurement period, we are also required to recognize additional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. The measurement period ends the sooner of one year from the acquisition date or when we receive the information we were seeking about facts and circumstances that existed as of the acquisition date or learn that more information is not obtainable. In 2021, we finalized the purchase price allocation related to the Pope Resources merger. See Note 2 – Merger with Pope Resources for more information.
REVENUE RECOGNITION
    We recognize revenues when control of promised goods or services (“performance obligations”) is transferred to customers, in an amount that reflects the consideration expected in exchange for those goods or services (“transaction price”). We generally satisfy performance obligations within a year of entering into a contract and therefore have applied the disclosure exemption found under ASC 606-10-50-14. Unsatisfied performance obligations as of December 31, 2021 are primarily due to advances on stumpage contracts, unearned license revenue and post-closing obligations on real estate sales. These performance obligations are expected to be satisfied within the next twelve months. We generally collect payment within a year of satisfying performance obligations and therefore have elected not to adjust revenues for a financing component.

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
NON-TIMBER SALES
    Non-timber sales are primarily comprised of hunting and recreational licenses, carbon credits and other auxiliary income. Hunting and recreational license sales and any related costs are recognized ratably over the term of the agreement and included in “Sales” and “Cost of sales,” respectively. Payment is generally due upon contract execution. The New Zealand Emissions Trading Scheme (“NZ ETS”) incentivizes the lowering of greenhouse gas emissions by providing carbon credits to certain organizations that lower carbon emissions. Our New Zealand segment regularly sells carbon credits and recognizes income as they are sold to other carbon emitting entities.

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
REAL ESTATE
    We recognize revenue on sales of real estate generally at the point in time when cash has been received, the sale has closed and control has passed to the buyer. A deposit of 2% to 5% is generally required at the time a purchase and sale agreement is executed, with the balance due at closing. On sales of development real estate containing future performance obligations, revenue is recognized using the cost input method based on development costs incurred to date relative to the total development costs allocated to the contract with the customer. The aggregate amount of the transaction price allocated to unsatisfied obligations is recorded and presented in “Deferred revenue” in the Consolidated Balance Sheets.
COST OF SALES
Cost of sales associated with timber operations primarily include the cost basis of timber sold (depletion), logging and transportation costs (cut and haul) and ocean freight and demurrage costs (port and freight). Depletion includes the amortization of capitalized costs (site preparation, planting and fertilization, real estate taxes, timberland lease payments and certain payroll costs). Other costs include amortization of capitalized costs related to road and bridge construction and software, depreciation of fixed assets and equipment, road maintenance, severance and excise taxes and fire prevention.
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
EMPLOYEE BENEFIT PLANS
    The determination of expense and funding requirements for our defined benefit pension plan, its unfunded excess pension plan and its postretirement life insurance plan are largely based on a number of actuarial assumptions. The key assumptions include discount rate, return on assets, mortality rates and longevity of employees. See Note 20 — Employee Benefit Plans for assumptions used to determine benefit obligations, and the net periodic benefit cost for the year ended December 31, 2021.
    Periodic pension and other postretirement expense is included in “Cost of sales,” “Selling and general expenses” and “Interest and other miscellaneous income, net” in the Consolidated Statements of Income and Comprehensive Income. The service cost component of net periodic benefit cost is included in “Cost of sales” and “Selling and general expenses” while the other components of net periodic benefit cost (interest cost, expected return on plan assets and amortization of losses or gains) are presented outside of income from operations in “Interest and other miscellaneous income, net.” At December 31, 2021 and 2020, our pension plans were in a net liability position (underfunded) of $8.7 million and $21.6 million, respectively. The estimated amount to be paid in the next 12 months is recorded in “Accrued payroll and benefits” on the Consolidated Balance Sheets, with the remainder recorded as a long-term liability in “Pension and Other Postretirement Benefits.” Changes in the funded status of our plans are recorded through other comprehensive (loss) income in the year in which the changes occur. We measure plan assets and benefit obligations as of the fiscal year-end. See Note 20 — Employee Benefit Plans for additional information.

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
    Our income tax returns are subject to audit by U.S. federal, state and foreign taxing authorities. In evaluating the tax benefits associated with various tax filing positions, we record a tax benefit for an uncertain tax position if it is more-likely-than-not to be realized upon ultimate settlement of the issue. We record a liability for an uncertain tax position that does not meet this criterion. We adjust our liabilities for uncertain tax benefits in the period in which it is determined the issue is settled with the taxing authorities, the statute of limitations expires for the relevant taxing authority to examine the tax position or when new facts or information become available. See Note 22 — Income Taxes for additional information.
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
In August 2020, the FASB issued ASU 2020-06, Debt–Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging–Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. The pronouncement eliminates the requirement that contracts legally permitting settlement in registered shares be classified as temporary equity. As a result, Redeemable Operating Partnership Units may be classified as permanent partners’ capital in the Operating partnership’s accompanying balance sheets and the related noncontrolling interest as permanent equity in the accompanying balance sheets of Rayonier, Inc. However, the corresponding SEC guidance on equity classification

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
has remained unchanged. We will continue to monitor any developments in this area and will adopt this pronouncement upon agreement in guidance.

SUBSEQUENT EVENTS

On January 3, 2022, we drew $200.0 million on our Revolving Credit Facility. On January 4, 2022, we repaid the $325.0 million Senior Notes due 2022 with $125.0 million of cash and the $200.0 million previously drawn on the Revolving Credit Facility. We then made a $200.0 million draw on our 2021 Incremental Term Loan Facility and simultaneously repaid the outstanding principal on our Revolving Credit Facility. The periodic interest rate on the 2021 Incremental Term Loan agreement is subject to a pricing grid based on our leverage ratio, as defined in the credit agreement. As of February 25, 2022, the periodic interest rate on the the 2021 Incremental Term Loan is LIBOR plus 1.55%. Monthly payments of interest only are due on this loan through maturity. See Note 10 - Debt for additional information.

On February 1, 2022, our $200.0 million notional forward-starting interest rate swap matured into an active interest rate swap. This interest rate swap will fix the cost of the 2021 Incremental Term Loan Facility over its seven-year term. We estimate the effective interest rate on the 2021 Incremental Term Loan Facility to be approximately 1.5% after consideration of interest rate swaps and estimated patronage refunds.

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
We recognized approximately $17.2 million of merger-related costs that were expensed during the year ended December 31, 2020. See Note 27 — Charges for Integration and Restructuring for descriptions of the components of merger-related costs. The acquisition of Pope Resources was accounted for as a business combination under ASC 805, Business Combinations, (“ASC 805”). Pursuant to ASC 805, we recorded an allocation of the assets acquired and liabilities assumed in the merger with Pope Resources based on their fair values as of May 8, 2020. We completed our assessment of the fair value of the assets acquired and liabilities assumed within the one-year period from the date of acquisition. We recorded measurement period adjustments due to additional information received primarily related to higher and better use timberlands and real estate development investments, as well as timber and timberlands.
As a result of refinements to the purchase price allocation, higher and better use timberlands increased by approximately $8.2 million. This includes development properties in the town of Port Gamble, Washington, development projects in Gig Harbor, Kingston, and Bremerton, Washington and various other assets. Additionally, refinements to the purchase price allocation resulted in an overall increase of $1.1 million to timber and timberlands, with the valuation of core timberlands decreasing by $15.5 million and Timber Funds timber and timberlands increasing by $16.6 million from the preliminary purchase price allocation reported in Note 2 - Merger with Pope Resources in our 2020 Form 10-K.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
As a result of refinements to timberlands preliminarily recorded values, we recognized the following decreases in depletion expense during the year ended December 31, 2021:

	Year ended December 31, 2021
	Pacific Northwest Timber	Timber Funds	Total
Depletion (a)	($182)	($1,202)	($1,384)
Total	($182)	($1,202)	($1,384)

(a)Pacific Northwest Timber includes an immaterial increase in depletion expense related to the year ended December 31, 2020. Timber Funds includes an increase in depletion expense of approximately $0.1 million related to the year ended December 31, 2020.
The fair values of the assets acquired and liabilities assumed were determined using the income, cost or market approaches. The fair value measurements were generally based on significant inputs that are not observable in the market and thus represent Level 3 measurements as defined in ASC 820, Fair Value Measurement, (“ASC 820”) with the exception of certain long-term debt instruments assumed in the merger that can be valued using observable market inputs and are therefore Level 2 measurements. See Note 12 — Fair Value Measurements for further information on the fair value hierarchy.
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
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
Pursuant to ASC 805, unaudited supplemental pro forma results of operations for the years ended December 31, 2020 and 2019, assuming the acquisition had occurred as of January 1, 2019, are presented below (in thousands, except per share and unit amounts):

	2020	2019
Sales	$890,400	$821,500

Net income attributable to Rayonier Inc.	$38,411	$28,640
Basic earnings per share attributable to Rayonier Inc.	$0.28	$0.21
Diluted earnings per share attributable to Rayonier Inc.	$0.28	$0.21

Net income attributable to Rayonier, L.P.	$39,658	$29,574
Basic earnings per unit attributable to Rayonier, L.P.	$0.28	$0.21
Diluted earnings per unit attributable to Rayonier, L.P.	$0.28	$0.21
The unaudited pro forma results include certain pro forma adjustments to net earnings that were directly attributable to the acquisition, assuming the acquisition had occurred on January 1, 2019, including the following:

•additional depletion expense that would have been recognized relating to the basis increase in the acquired Timber and Timberlands;
•adjustment to interest expense to reflect the removal of Pope Resources debt and the additional borrowings we incurred in conjunction with the acquisition; and
•a reduction in expenses for year ended December 31, 2020 of $32.3 million for acquisition-related transaction costs.
Pro forma data may not be indicative of the results that would have been obtained had these events occurred at the beginning of the periods presented, nor is it intended to be a projection of future results.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
3.    SEGMENT AND GEOGRAPHICAL INFORMATION
Rayonier operates in six reportable segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Timber Funds, Real Estate, and Trading.
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
Segment information for each of the three years ended December 31 follows:

	Sales by Product Line
	2021	2020	2019
Southern Timber	$204,441	$191,831	$194,111
Pacific Northwest Timber	143,021	120,809	85,414
New Zealand Timber	281,158	202,315	241,861
Timber Funds (a)	199,402	29,557	—
Real Estate
Improved Development	51,713	14,498	5,882
Unimproved Development	37,500	8,426	19,476
Rural	43,088	67,152	47,647
Timberland & Non-Strategic	44	19,255	1,338
Conservation Easements	3,855	3,099	—
Deferred Revenue/Other	(2,380)	888	544
Large Dispositions	56,048	116,027	—
Total Real Estate	189,868	229,345	74,887
Trading	95,364	88,973	115,438
Intersegment eliminations (b)	(3,657)	(3,676)	(155)
Total Sales	$1,109,597	$859,154	$711,556

(a)The years ended December 31, 2021 and December 31, 2020 include $159.1 million and $22.7 million, respectively, of sales attributable to noncontrolling interests in Timber Funds. Included in sales attributable to noncontrolling interests in Timber Funds for the year ended December 31, 2021 is $125.4 million from Fund II Timberland Dispositions attributable to noncontrolling interests in Timber Funds. The year ended December 31, 2021 also includes $31.4 million from Fund II Timberland Dispositions attributable to Rayonier.
(b)Primarily consists of the elimination of timberland investment management fees paid to us by the timber funds which are initially recognized as sales and cost of sales within the Timber Funds segment, as well as log marketing fees paid to our Trading segment from our Southern Timber and Pacific Northwest Timber segments for marketing log export sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	Operating Income (Loss)
	2021	2020	2019
Southern Timber (a)	$66,111	$41,247	$57,804
Pacific Northwest Timber	6,827	(9,979)	(12,427)
New Zealand Timber	51,513	29,984	48,035
Timber Funds (b)	63,219	(13,195)	—
Real Estate (c)	112,540	71,951	38,665
Trading	144	(462)	8
Corporate and other (d)	(30,579)	(45,158)	(25,058)
Total Operating Income	269,775	74,388	107,027
Unallocated interest expense and other	(44,627)	(37,595)	(26,409)
Total Income before Income Taxes	$225,148	$36,793	$80,618

(a)The year ended December 31, 2020 includes $6.0 million of timber write-offs resulting from casualty events. Timber write-offs resulting from casualty events are recorded within the Consolidated Statements of Income and Comprehensive Income under the caption “Cost of sales.”
(b)The year ended December 31, 2021 includes $45.6 million of operating income attributable to noncontrolling interests in Timber Funds. Included in operating income attributable to noncontrolling interests in Timber Funds for the year ended December 31, 2021 is $41.2 million of income from Fund II Timberland Dispositions. The year ended December 31, 2021 also includes $10.3 million of income on Fund II Timberland Dispositions attributable to Rayonier and a $7.5 million gain on investment in Timber Funds. The year ended December 31, 2020 includes $11.6 million of operating loss attributable to noncontrolling interests in Timber Funds. Included in operating loss attributable to noncontrolling interests in Timber Funds for the year ended December 31, 2020 is $7.3 million related to timber write-offs resulting from casualty events. The year ended December 31, 2020 also includes $1.8 million of timber write-offs resulting from casualty events attributable to Rayonier. Timber write-offs resulting from casualty events are recorded within the Consolidated Statements of Income and Comprehensive Income under the caption “Cost of sales.”
(c)The years ended December 31, 2021 and December 31, 2020 include $44.8 million and $28.7 million, respectively, from Large Dispositions.
(d)The year ended December 31, 2020 includes $17.2 million of integration and restructuring costs related to the merger with Pope Resources. See Note 27 — Charges for Integration and Restructuring for additional details.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	Gross Capital Expenditures
	2021	2020	2019
Capital Expenditures (a)
Southern Timber	$35,790	$35,505	$34,574
Pacific Northwest Timber	16,585	11,367	11,220
New Zealand Timber	20,128	16,595	17,357
Timber Funds (b)	3,271	2,606	—
Real Estate	191	428	204
Corporate and other	—	—	641
Total capital expenditures	$75,965	$66,500	$63,996

Timberland Acquisitions (c)
Southern Timber	$168,188	$24,241	$98,927
Pacific Northwest Timber	—	—	7,340
New Zealand Timber	10,927	454	36,020
Total timberland acquisitions	$179,115	$24,695	$142,287

Total Gross Capital Expenditures	$255,080	$91,195	$206,283

(a)Excludes timberland acquisitions presented separately in addition to real estate development investments of $12.5 million, $6.5 million and $6.8 million in the years ended December 31, 2021, 2020 and 2019, respectively.
(b)The years ended December 31, 2021 and December 31, 2020 include $2.8 million and $2.3 million, respectively, of capital expenditures attributable to noncontrolling interests in Timber Funds.
(c)Excludes timberland acquired in the Pope Resources merger. For additional information, see Note 2 - Merger with Pope Resources.

	Depreciation, Depletion and Amortization
	2021	2020	2019
Southern Timber	$54,116	$61,827	$61,923
Pacific Northwest Timber	50,487	47,107	29,165
New Zealand Timber	27,005	25,030	27,761
Timber Funds (a)	97,943	11,884	—
Real Estate (b)	17,746	53,093	8,229
Corporate and other	1,208	1,427	1,157
Total	$248,505	$200,368	$128,235

(a)The year ended December 31, 2021 includes $78.9 million of depreciation, depletion, and amortization attributable to noncontrolling interests in Timber Funds. Included in depreciation, depletion, and amortization attributable to noncontrolling interests in Timber Funds for the year ended December 31, 2021 is $66.4 million related to Fund II Timberland Dispositions. The year ended December 31, 2021 also includes $16.6 million related to Fund II Timberland Dispositions attributable to Rayonier. The year ended December 31, 2020 includes $10.3 million of depreciation, depletion and amortization attributable to noncontrolling interests in Timber Funds.
(b)The years ended December 31, 2021 and December 31, 2020 include $9.8 million and $35.4 million, respectively, from Large Dispositions.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	Non-Cash Cost of Land and Improved Development
	2021	2020	2019
Timber Funds (a)	$20,239	—	—
Real Estate (b)	25,070	82,008	12,565
Total	$45,309	$82,008	$12,565

(a)The year ended December 31, 2021 includes $20.2 million of non-cash cost of land and improved development from Fund II Timberland Dispositions, of which $16.2 million was attributable to noncontrolling interests in Timber Funds and $4.0 million was attributable to Rayonier.
(b)The years ended December 31, 2021 and December 31, 2020 include $0.1 million and $51.6 million, respectively, from Large Dispositions.

	Geographical Operating Information
	Sales			Operating Income			Identifiable Assets
	2021	2020	2019	2021	2020	2019	2021	2020
United States	$732,995	$567,998	$354,395	$217,964	$44,877	$58,945	$3,046,707	$3,104,916
New Zealand	376,602	291,156	357,161	51,811	29,511	48,082	589,649	623,817
Total	$1,109,597	$859,154	$711,556	$269,775	$74,388	$107,027	$3,636,356	$3,728,733

4.    REVENUE
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
    The following table summarizes revenue recognized during the years ended December 31, 2021 and 2020 that was included in the contract liability balance at the beginning of each year:

	Year Ended December 31,
	2021	2020
Revenue recognized from contract liability balance at the beginning of the year (a)	$10,809	$10,857

(a)    Revenue recognized was primarily from hunting licenses and the use of advances on pay-as-cut timber sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
    The following tables present our revenue from contracts with customers disaggregated by product type for the years ended December 31, 2021, 2020 and 2019:

Year Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Elim.	Total
December 31, 2021
Pulpwood	$95,995	$9,336	$42,836	$792	—	$11,369	—	$160,328
Sawtimber	79,154	127,768	237,262	38,042	—	82,276	—	564,502
Hardwood	4,671	—	—	—	—	—	—	4,671
Total Timber Sales	179,820	137,104	280,098	38,834	—	93,645	—	729,501
License Revenue, Primarily From Hunting	18,116	990	385	40	—	—	—	19,531
Other Non-Timber/Carbon Revenue	6,505	4,927	675	439	—	—	—	12,546
Agency Fee Income	—	—	—	—	—	1,399	—	1,399
Fund II Timberland Dispositions	—	—	—	156,752	—	—	—	156,752
Total Non-Timber Sales	24,621	5,917	1,060	157,231	—	1,399	—	190,228
Improved Development	—	—	—	—	51,713	—	—	51,713
Unimproved Development	—	—	—	—	37,500	—	—	37,500
Rural	—	—	—	—	43,088	—	—	43,088
Timberland & Non-Strategic	—	—	—	—	44	—	—	44
Conservation Easements	—	—	—	—	3,855	—	—	3,855
Deferred Revenue/Other (a)	—	—	—	—	(3,532)	—	—	(3,532)
Large Dispositions	—	—	—	—	56,048	—	—	56,048
Total Real Estate Sales	—	—	—	—	188,716	—	—	188,716
Revenue from Contracts with Customers	204,441	143,021	281,158	196,065	188,716	95,044	—	1,108,445
Lease Revenue	—	—	—	—	1,152	—	—	1,152
Intersegment	—	—	—	3,337	—	320	(3,657)	—
Total Revenue	$204,441	$143,021	$281,158	$199,402	$189,868	$95,364	($3,657)	$1,109,597
December 31, 2020
Pulpwood	$94,108	$10,581	$27,558	$784	—	$10,260	—	$143,291
Sawtimber	73,683	106,051	166,935	25,195	—	77,314	—	449,178
Hardwood	2,430	—	—	—	—	—	—	2,430
Total Timber Sales	170,221	116,632	194,493	25,979	—	87,574	—	594,899
License Revenue, Primarily from Hunting	17,765	843	307	17	—	—	—	18,932
Other Non-Timber/Carbon Revenue	3,845	3,334	7,515	124	—	—	—	14,818
Agency Fee Income	—	—	—	—	—	1,160	—	1,160
Total Non-Timber Sales	21,610	4,177	7,822	141	—	1,160	—	34,910
Improved Development	—	—	—	—	14,498	—	—	14,498
Unimproved Development	—	—	—	—	8,426	—	—	8,426
Rural	—	—	—	—	67,152	—	—	67,152
Timberland & Non-Strategic	—	—	—	—	19,255	—	—	19,255
Conservation Easements	—	—	—	—	3,099	—	—	3,099
Deferred Revenue/Other (a)	—	—	—		283	—	—	283
Large Dispositions	—	—	—	—	116,027	—	—	116,027
Total Real Estate Sales	—	—	—	—	228,740	—	—	228,740
Revenue from Contracts with Customers	191,831	120,809	202,315	26,120	228,740	88,734	—	858,549
Lease Revenue	—	—	—	—	605	—	—	605
Intersegment	—	—	—	3,437	—	239	(3,676)	—
Total Revenue	$191,831	$120,809	$202,315	$29,557	$229,345	$88,973	($3,676)	$859,154
December 31, 2019
Pulpwood	$86,537	$10,350	$32,925	—	—	$13,351	—	$143,163
Sawtimber	67,360	72,377	198,481	—	—	101,255	—	439,473
Hardwood	5,259	—	—	—	—	—	—	5,259
Total Timber Sales	159,156	82,727	231,406	—	—	114,606	—	587,895
License Revenue, Primarily from Hunting	18,270	717	361	—	—	—	—	19,348
Other Non-Timber/Carbon Revenue	16,685	1,970	10,094	—	—	—	—	28,749
Agency Fee Income	—	—	—	—	—	677	—	677
Total Non-Timber Sales	34,955	2,687	10,455	—	—	677	—	48,774
Improved Development	—	—	—	—	5,882	—	—	5,882
Unimproved Development	—	—	—	—	19,476	—	—	19,476
Rural	—	—	—	—	47,647	—	—	47,647
Timberland & Non-Strategic	—	—	—	—	1,338	—	—	1,338
Deferred Revenue/Other (a)	—	—	—	—	544	—	—	544
Total Real Estate Sales	—	—	—	—	74,887	—	—	74,887
Revenue from Contracts with Customers	194,111	85,414	241,861	—	74,887	115,283	—	711,556
Intersegment	—	—	—	—	—	155	(155)	—
Total Revenue	$194,111	$85,414	$241,861	—	$74,887	$115,438	($155)	$711,556

(a)    Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
The following tables present our timber sales disaggregated by contract type for the years ended December 31, 2021, 2020 and 2019:

Year Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Trading	Total
December 31, 2021
Stumpage Pay-as-Cut	$68,471	—	—	$768	—	$69,239
Stumpage Lump Sum	6,890	10,769	—	—	—	17,659
Total Stumpage	75,361	10,769	—	768	—	86,898

Delivered Wood (Domestic)	81,803	126,335	73,543	38,066	3,731	323,478
Delivered Wood (Export)	22,656	—	206,555	—	89,914	319,125
Total Delivered	104,459	126,335	280,098	38,066	93,645	642,603

Total Timber Sales	$179,820	$137,104	$280,098	$38,834	$93,645	$729,501

December 31, 2020
Stumpage Pay-as-Cut	$68,684	—	—	$1,731	—	$70,415
Stumpage Lump Sum	2,027	8,142	—	—	—	10,169
Total Stumpage	70,711	8,142	—	1,731	—	80,584

Delivered Wood (Domestic)	85,996	108,490	62,568	24,248	1,768	283,070
Delivered Wood (Export)	13,514	—	131,925	—	85,806	231,245
Total Delivered	99,510	108,490	194,493	24,248	87,574	514,315

Total Timber Sales	$170,221	$116,632	$194,493	$25,979	$87,574	$594,899

December 31, 2019
Stumpage Pay-as-Cut	$71,943	—	—	—	—	$71,943
Stumpage Lump Sum	7,428	2,749	—	—	—	10,177
Total Stumpage	79,371	2,749	—	—	—	82,120

Delivered Wood (Domestic)	71,054	79,978	80,974	—	5,488	237,494
Delivered Wood (Export)	8,731	—	150,432	—	109,118	268,281
Total Delivered	79,785	79,978	231,406	—	114,606	505,775

Total Timber Sales	$159,156	$82,727	$231,406	—	$114,606	$587,895

5.    TIMBERLAND ACQUISITIONS
In 2021, we acquired approximately 100,000 acres of U.S. timberland located in Florida, Georgia, and Texas through seven transactions for an aggregate value of $168.2 million, which were funded from operating cash flow, proceeds from the sale of the Timber Funds business and use of the Company’s at-the-market equity offering program. Additionally, during 2021, we acquired approximately 3,000 acres of timberland (including approximately 1,000 acres of leased land) in New Zealand for approximately $10.9 million. These acquisitions were funded from operating cash flow.
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

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
The following table summarizes the timberland acquisitions for the years ended December 31, 2021 and 2020:

	2021		2020 (a)
	Cost	Acres	Cost	Acres
Alabama	—	—	$100	56
Florida	31,342	24,153	—	—
Georgia	38,339	24,776	18	20
Louisiana	—	—	24,123	12,558
Texas	98,507	51,568	—	—
New Zealand	10,927	2,676	454	2,378
Total Acquisitions	$179,115	103,173	$24,695	15,012

(a)Excludes acres and costs related to the Pope Resources merger. For more information on assets and liabilities acquired see Note 2 - Merger with Pope Resources.
6.    LEASES
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
    As of December 31, 2021, the New Zealand subsidiary has three CFLs comprising 11,000 gross acres or 9,000 net plantable acres under termination notice that are being relinquished as harvest activities are concluded, as well as two fixed-term CFLs comprising 3,000 gross acres or 2,000 net plantable acres expiring in 2062. Additionally, the New Zealand subsidiary has two forestry rights comprising 32,000 gross acres or 6,000 net plantable acres under termination notice that are being relinquished as harvest activities are concluded.
OTHER NON-TIMBERLAND LEASES
    In addition to timberland holdings, we lease properties for certain office locations. Significant leased properties include a regional office in Lufkin, Texas; a Pacific Northwest Timber office in Hoquiam, Washington and a New Zealand Timber and Trading headquarters in Auckland, New Zealand.
LEASE MATURITIES, LEASE COST AND OTHER LEASE INFORMATION
    The following table details our undiscounted lease obligations as of December 31, 2021 by type of lease and year of expiration:

	Year of Expiration
Lease obligations	Total	2022	2023	2024	2025	2026	Thereafter
Operating lease liabilities	$188,388	$9,038	$8,864	$8,604	$7,889	$7,176	$146,817
Total Undiscounted Cash Flows	$188,388	$9,038	$8,864	$8,604	$7,889	$7,176	$146,817
Imputed interest	(86,540)
Balance at December 31, 2021	$101,848
Less: Current portion	(8,432)
Non-current portion at December 31, 2021	$93,416

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
The following table details components of our lease cost for the years ended December 31, 2021, 2020, and 2019:

	Year Ended December 31,
Lease Cost Components	2021	2020	2019
Operating lease cost	$10,166	$9,647	$10,870
Variable lease cost (a)	196	230	235
Total lease cost (b)	$10,362	$9,877	$11,105

(a)    The majority of timberland leases are subject to increases or decreases based on either the Consumer Price Index, Producer Price Index or market rates.
(b)    Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for these leases are expensed on a straight line basis over the lease term. Short-term lease expense was not material for the year ended December 31, 2021.
The following table details components of our lease cost for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
Supplemental Cash Flow Information Related to Leases:	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,389	$2,127	$2,567
Investing cash flows from operating leases	7,777	7,520	8,303
Total cash flows from operating leases	$10,166	$9,647	$10,870

Weighted-average remaining lease term in years - operating leases	29	29	28
Weighted-average discount rate - operating leases	5%	5%	5%

Lessor Lease Information
In the Pope Resources merger, we acquired commercial and residential properties primarily concentrated in Port Gamble, Washington, which generate lease income under operating leases. As of December 31, 2021, properties subject to operating leases had an aggregate cost basis and accumulated depreciation of $3.5 million and $0.5 million, respectively. These leases typically range a few years with the option to extend on a case by case basis. Commercial and residential leases have non-lease components of taxes, insurance and common area maintenance, which we have elected not to separate under the ASC 842 practical expedient.
The following table details our lease income for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
Lease Income Components	2021	2020	2019
Operating lease income	$1,152	$605	—
Total lease income	$1,152	$605	—

Future lease income as of December 31, 2021, based on payments due by period under the lease contracts, are presented in the following table:

		Year of Expiration
Lease assets	Total	2022	2023	2024	2025	2026	Thereafter
Operating lease Income	$638	$379	$173	$82	$2	$2	—

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

7.    NONCONTROLLING INTERESTS
NONCONTROLLING INTERESTS IN CONSOLIDATED AFFILIATES
Matariki Forestry Group
    We maintain a 77% controlling financial interest in Matariki Forestry Group (the “New Zealand subsidiary”), a joint venture that owns or leases approximately 419,000 legal acres of New Zealand timberland. Accordingly, we consolidate the New Zealand subsidiary’s balance sheet and results of operations. The portions of the consolidated financial position and results of operations attributable to the New Zealand subsidiary’s 23% noncontrolling interest are reflected as an adjustment to income in our Consolidated Statements of Income and Comprehensive Income under the caption “Net (income) loss attributable to noncontrolling interests in consolidated affiliates.” Rayonier New Zealand Limited (“RNZ”), a wholly-owned subsidiary, serves as the manager of the New Zealand subsidiary.
The following table sets forth the income attributable to the New Zealand subsidiary’s noncontrolling interests:

	2021	2020	2019
Net income attributable to noncontrolling interests in the New Zealand subsidiary	$7,696	$4,920	$8,573
ORM Timber Fund II, Inc. (Fund II), ORM Timber Fund III LLC (Fund III), and ORM Timber Fund IV LLC. (Fund IV) (Collectively, the “Funds”)
Upon completion of the Pope Resources merger, we became the manager of three private equity timber funds, Fund II, Fund III, and Fund IV, consisting of 141,000 acres in the Pacific Northwest, and obtained ownership interests in the Funds of 20%, 5%, and 15%, respectively. Prior to the merger with Pope Resources, the Funds were formed by ORM LLC for the purpose of generating a return on investment through the acquisition, management, value enhancement and sale of timberland properties. Based upon an analysis under the variable interest entity guidance, we determined that we had the power to direct the activities that most significantly impacted the Funds’ economic success. Therefore, we were considered the primary beneficiary and were required under ASC 810 — Consolidation to consolidate the Funds. Income attributed to third-party investors is reflected as an adjustment to income in our Consolidated Statements of Income and Comprehensive Income under the caption “Net (income) loss attributable to noncontrolling interests in consolidated affiliates.”
On July 21, 2021, we sold the rights to manage Fund III and Fund IV, as well as our ownership interests in both funds to BTG Pactual’s Timberland Investment Group (TIG) for an aggregate sales price of $35.9 million and recognized in our Consolidated Statements of Income and Comprehensive Income a gain on the sale of $3.7 million under the caption of other operating income (expense), net. Due to the sale of our rights to manage Fund III and Fund IV, we determined that we no longer have the power to direct the activities that most significantly impact the success of Fund III and Fund IV. As a result, Timber Fund III and IV balance sheets and results of operations are only included in our consolidated financial statements through the date of the sale.
In addition, we completed the liquidation of Fund II timberland assets through three separate transactions during the third and fourth quarters of 2021 for an aggregate sales price of $156.8 million and recognized in our Consolidated Statements of Income and Comprehensive Income an aggregate gain on the sales of $51.5 million, of which $10.3 million was attributable to Rayonier. This consisted of a 13,000 acre sale in Washington on September 30, 2021 for a sales price and gain of $87.1 million and $35.9 million, respectively, a 5,000 acre sale in Oregon on October 5, 2021 for a sales price and gain of $37.2 million and $11.0 million, respectively, and a 13,000 acre sale in Oregon on November 1, 2021 for a sales price and gain of $32.5 million and $4.6 million, respectively.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
As of December 31, 2021, we continue to manage and maintain a 20% ownership interest in Fund II, which is scheduled to terminate in March 2023. Prior to the termination of Fund II, the remaining capital will be distributed to Fund II investors. We continue to have the power to direct the activities that most significantly impact Fund II’s economic success. Therefore, we are considered the primary beneficiary and consolidate Fund II under ASC 810 — Consolidation. The obligations of Fund II do not have any recourse to the Company or the Operating Partnership and the assets of Fund II are not available to satisfy the Company or the Operating Partnership’s liabilities.
Due to Timber Fund II distribution requirements, we classified the portion of proceeds from Fund II Timberland Dispositions attributable to noncontrolling interests as a current asset under the caption “Restricted Cash, Timber Funds” on our Consolidated Balance Sheets. Additionally, we recognized a current liability under the caption “Distribution payable, Timber Funds” and a corresponding decrease in “Noncontrolling Interests in Consolidated Affiliates” on our Consolidated Balance Sheets. See Note 1 — Summary of Significant Accounting Policies, Note 8 — Variable Interest Entities and Note 24 — Restricted Cash for additional information.
The following table sets forth the income (loss) attributable to the Funds’ noncontrolling interests:

	2021	2020	2019
Net income (loss) attributable to noncontrolling interests in the Funds:	$45,124	($12,221)	—
Timber Fund II Carried Interest Incentive Fees
As a performance incentive to us as the manager and general partner of Timber Fund II, the Fund agreement provides for a “carried interest,” permitting us to receive a greater allocable share of the Fund’s earnings from investments relative to our capital contributions and correspondingly reducing the noncontrolling interests’ share of those earnings. After distributions sufficient for the Fund to pay each stockholder a return of 8% on its average investment and reduce its invested capital balance to zero, we are entitled to receive a 20% carried interest of any further distributions. Carried interest is earned to the extent that cumulative investment returns are positive and preferred dividend payment thresholds have been met.
Carried interest is recognized in our Consolidated Statements of Income and Comprehensive Income based on the contractual conditions set forth in the agreements governing the Fund as if the Fund were terminated and liquidated at the reporting date. In the year ended December 31, 2021, we recognized a gain on Fund II carried interest incentive fees of $3.8 million in our Consolidated Statements of Income and Comprehensive Income under the caption of other operating income (expense), net.
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
Based upon an analysis under the variable interest entity guidance, we have the power to direct the activities that most significantly impact Ferncliff Investor’s economic success. Therefore, we are considered the primary beneficiary and are required under ASC 810 — Consolidation to consolidate Ferncliff Investors. The obligations of Ferncliff Investors do not have any recourse to the Company or the Operating Partnership.
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

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
The following table sets forth the income (loss) attributable to Ferncliff Investors’ noncontrolling interests:

	2021	2020	2019
Net income (loss) attributable to noncontrolling interests in Ferncliff Investors:	$601	($526)	—
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
The following table sets forth the Company’s noncontrolling interests in the operating partnership:

	2021	2020
Beginning noncontrolling interests in the operating partnership	$130,121	—
Issuances of redeemable operating partnership units	—	106,752
Adjustment of noncontrolling interests in the operating partnership	42,530	24,393
Conversions of redeemable operating partnership units to common shares	(40,676)	(496)
Net income attributable to noncontrolling interests in the operating partnership	4,516	528
Other comprehensive income attributable to noncontrolling interests in the operating partnership	1,601	2,540
Distributions to noncontrolling interests in the operating partnership	(4,269)	(3,596)
Total noncontrolling interests in the operating partnership	$133,823	$130,121

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
8.    VARIABLE INTEREST ENTITIES
ORM Timber Fund II, Inc. (Fund II), ORM Timber Fund III LLC (Fund III), and ORM Timber Fund IV LLC. (Fund IV) (Collectively, the “Funds”)
As mentioned in Note 1 — Summary of Significant Accounting Policies and Note 7 — Noncontrolling Interests, we sold the rights to manage Fund III and Fund IV, as well as our ownership interests in both funds in July 2021. As a result, Timber Fund III and IV balance sheets and results of operations are only included in our consolidated financial statements through the date of the sale. In addition, we completed the liquidation of Fund II timberland assets through three separate transactions during the third and fourth quarters of 2021. As of December 31, 2021, we continue to maintain a 20% ownership interest in Fund II, which is scheduled to terminate in March 2023. Prior to the termination of Fund II, the remaining capital will be distributed to Fund II investors. We continue to have the power to direct the activities that most significantly impact Fund II’s economic success. Therefore, we are considered the primary beneficiary and consolidate Fund II under ASC 810 — Consolidation. For further information on the Funds, see Note 7 — Noncontrolling Interests.
The assets, liabilities and equity of Fund II as of December 31, 2021, were as follows:

Timber Funds	2021
Assets:
Cash and cash equivalents	$3,493
Restricted cash, Timber Funds (Note 24)	6,341
Accounts receivable	9
Intercompany receivable (a)	41
Other current assets	26
Total current assets	9,910
Total assets	$9,910
Liabilities and Equity:
Accounts payable	$22
Accrued taxes	32
Distributions payable, Timber Funds (b)	6,341
Other current liabilities (c)	3,546
Total current liabilities	9,941
Funds’ equity	(31)
Total liabilities and equity	$9,910

(a)Includes amounts due from other consolidated entities. These amounts are eliminated in the Consolidated Balance Sheets.
(b)Represents the portion of proceeds from Fund II Timberland Dispositions required to be distributed to noncontrolling interests.
(c)Includes $3.5 million of proceeds from Fund II Timberland Dispositions required to be distributed to other consolidated entities. These amounts are eliminated in the Consolidated Balance Sheets.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
Ferncliff Investors
We maintain an ownership interest in Ferncliff Investors, a real estate joint venture entity. Based upon an analysis under the variable interest entity guidance, we have the power to direct the activities that most significantly impact the joint venture’s economic success. Therefore, we are considered the primary beneficiary and are required under ASC 810 — Consolidation to consolidate Ferncliff Investors. For further information on Ferncliff Investors, see Note 7 — Noncontrolling Interests.
The assets, liabilities and equity of Ferncliff Investors as of December 31, 2021, were as follows:

Ferncliff Investors	2021
Assets:
Cash and cash equivalents	$1,508
Total current assets	1,508
Total assets	$1,508
Liabilities and equity:
Total current liabilities	$472
Total non-current liabilities	2,170
Total liabilities	$2,642
Ferncliff Investors’ equity	(1,134)
Total liabilities and equity	$1,508

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
9.    EARNINGS PER SHARE AND PER UNIT
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
    The following table provides details of the calculations of basic and diluted earnings per common share of the Company for the three years ended December 31:

	2021	2020	2019
Earnings per common share - basic
Numerator:
Net Income	$210,487	$29,784	$67,678
Less: Net income attributable to noncontrolling interests in the operating partnership	(4,516)	(528)	—
Less: Net (income) loss attributable to noncontrolling interests in consolidated affiliates	(53,421)	7,828	(8,573)
Net income attributable to Rayonier Inc.	$152,550	$37,084	$59,105
Denominator:
Denominator for basic earnings per common share - weighted average shares	140,812,882	133,865,867	129,257,202
Basic earnings per common share attributable to Rayonier Inc.:	$1.08	$0.28	$0.46
Earnings per common share - diluted
Numerator:
Net Income	$210,487	$29,784	$67,678
Less: Net (income) loss attributable to noncontrolling interests in consolidated affiliates	(53,421)	7,828	(8,573)
Net income attributable to Rayonier Inc., before net income attributable to noncontrolling interests in the operating partnership	$157,066	$37,612	$59,105
Denominator:
Denominator for basic earnings per common share - weighted average shares	140,812,882	133,865,867	129,257,202
Add: Dilutive effect of:
Stock options	8,727	633	12,209
Performance shares, restricted shares and restricted stock units	416,527	198,955	328,977
Noncontrolling interests in operating partnership units	4,062,725	2,877,447	—
Denominator for diluted earnings per common share - adjusted weighted average shares	145,300,861	136,942,902	129,598,388

Diluted earnings per common share attributable to Rayonier Inc.:	$1.08	$0.27	$0.46

	2021	2020	2019
Anti-dilutive shares excluded from computations of diluted earnings per share:
Stock options, performance shares, restricted shares and restricted stock units	149,705	450,551	450,681

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
    The following table provides details of the calculations of basic and diluted earnings per unit of the Operating Partnership for the three years ended December 31:

	2021	2020	2019
Earnings per unit - basic
Numerator:
Net Income	$210,487	$29,784	$67,678
Less: Net (income) loss attributable to noncontrolling interests in consolidated affiliates	(53,421)	7,828	(8,573)
Net income available to unitholders	$157,066	$37,612	$59,105
Denominator:
Denominator for basic earnings per unit - weighted average units	144,875,607	136,743,314	129,257,202
Basic earnings per unit attributable to Rayonier, L.P.:	$1.08	$0.28	$0.46
Earnings per unit - diluted
Numerator:
Net Income	$210,487	$29,784	$67,678
Less: Net (income) loss attributable to noncontrolling interests in consolidated affiliates	(53,421)	7,828	(8,573)
Net income available to unitholders	$157,066	$37,612	$59,105
Denominator:
Denominator for basic earnings per unit - weighted average units	144,875,607	136,743,314	129,257,202
Add: Dilutive effect of unit equivalents:
Stock options	8,727	633	12,209
Performance shares, restricted shares and restricted stock units	416,527	198,955	328,977
Denominator for diluted earnings per unit - adjusted weighted average units	145,300,861	136,942,902	129,598,388

Diluted earnings per unit attributable to Rayonier, L.P.	$1.08	$0.27	$0.46

	2021	2020	2019
Anti-dilutive unit equivalents excluded from computations of diluted earnings per unit:
Stock options, performance shares, restricted shares and restricted stock units	149,705	450,551	450,681

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
10.    DEBT
Our debt consisted of the following at December 31, 2021 and 2020:

	2021	2020
Debt, excluding Timber Funds:
Term Credit Agreement borrowings due 2028 at a variable interest rate of 1.7% at December 31, 2021	$350,000	$350,000
Senior Notes due 2022 at a fixed interest rate of 3.75%	325,000	325,000
Senior Notes due 2031 at a fixed interest rate of 2.75%	450,000	—
Incremental Term Loan Agreement borrowings due 2026 at a variable interest rate of 1.75% at December 31, 2021	200,000	300,000
2020 Incremental Term Loan Facility borrowings due 2025 at a variable interest rate of 2.0% at December 31, 2020	—	250,000
New Zealand subsidiary noncontrolling interest shareholder loan due 2025 at a fixed interest rate of 2.95%	23,588	24,903
New Zealand subsidiary noncontrolling interest shareholder loan due 2026 at a fixed interest rate of 3.64%	27,519	—
Northwest Farm Credit Services Credit Facility with quarterly interest-only payments, collateralized by Core Timberlands, with the following tranches: (a)
Due 2025 at a fixed interest rate of 6.1%	—	10,000
Due 2028 at a fixed interest rate of 4.1%	—	11,000
Due 2033 at a fixed interest rate of 5.3%	—	16,000
Due 2036 at a fixed interest rate of 5.4%	—	8,000
Total principal debt, excluding Timber Funds	1,376,107	1,294,903
Add: Fair value adjustments, excluding Timber Funds	—	7,917
Less: Unamortized discounts, excluding Timber Funds	(3,426)	—
Less: Current maturities of long-term debt, excluding Timber Funds	(124,965)	—
Less: Deferred financing costs, excluding Timber Funds	(4,897)	(2,484)
Total long-term debt, excluding Timber Funds	1,242,819	1,300,336

Debt, Timber Funds:
Fund II Mortgages Payable, collateralized by Fund II timberlands with quarterly interest payments, as follows: (a)
Due 2022 at a fixed interest rate of 2.0%	—	11,000
Due 2022 at a fixed interest rate of 2.0%	—	14,000
Fund III Mortgages Payable, collateralized by Fund III timberlands with quarterly interest payments, as follows: (a)
Due 2023 at a fixed interest rate of 5.1%	—	17,980
Due 2024 at a fixed interest rate of 4.5%	—	14,400
Total principal debt, Timber Funds	—	57,380
Add: Fair value adjustments, Timber Funds	—	2,809
Less: Deferred financing costs, Timber Funds	—	(10)
Total long-term debt, Timber Funds	—	60,179
Total long-term debt	$1,242,819	$1,360,515

(a)    See the section below labeled “Long-Term Debt Assumed in the Pope Resources Merger” for additional details.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
Principal payments due during the next five years and thereafter are as follows:

2022	$325,000
2023	—
2024	—
2025	23,588
2026	227,519
Thereafter	800,000
Total debt	$1,376,107

TERM CREDIT AGREEMENT
In August 2015, we entered into a credit agreement with CoBank, ACB, as administrative agent, and a syndicate of Farm Credit institutions and other commercial banks to provide $550 million of new credit facilities, including a nine-year $350 million term loan facility. In April 2020, the maturity date of the Term Credit Agreement was extended from August 5, 2024 to April 1, 2028. In connection therewith, we recorded deferred financing costs in the amount of $0.5 million, which are being amortized over the term of the Term Credit Agreement. The periodic interest rate on the term loan facility is subject to a pricing grid based on our leverage ratio, as defined in the credit agreement. As of December 31, 2021, the periodic interest rate on the term loan facility was LIBOR plus 1.600%. Monthly payments of interest only are due on this loan through maturity. Following the closing of the term loan, we entered into several interest rate swap transactions to fix the cost of the term loan facility over its nine-year term. The term credit agreement allows us to receive annual patronage payments, which are profit distributions made by a cooperative to its member-users based on the quantity or value of business done with the member-user. We estimate the effective interest rate on the term loan facility to be approximately 3.0% after consideration of the interest rate swaps and estimated patronage refunds. For additional information on our interest rate swaps see Note 11 — Derivative Financial Instruments and Hedging Activities.
3.75% SENIOR NOTES ISSUED MARCH 2012
In March 2012, Rayonier Inc. issued $325 million of 3.75% Senior Notes due 2022, guaranteed by certain subsidiaries. Semi-annual payments of interest only are due on these notes through maturity. See the subsequent events section of Note 1 - Summary of Significant Accounting Policies for information about the repayment of our Senior Notes due 2022.
2.75% SENIOR NOTES ISSUED MAY 2021
In May 2021, Rayonier, L.P. issued $450 million of 2.75% Senior Notes due 2031, guaranteed by certain subsidiaries. Semi-annual payments of interest only are due on these notes through maturity. The Senior Notes due 2031 were sold at an issue price of 99.195% of their face value, before underwriters discount. Our net proceeds after deducting approximately $3.9 million of underwriting discounts and expenses, were approximately $442.5 million. The discount and debt issuance costs will be amortized to interest expense over the term of the notes using the effective interest method. A portion of the proceeds were used to repay $250 million outstanding under our 2020 Incremental Term Loan Agreement.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
INCREMENTAL TERM LOAN AGREEMENT
In April 2016, we entered into an incremental term loan agreement with CoBank, ACB, as administrative agent, and a syndicate of Farm Credit institutions to provide a 10-year, $300 million incremental term loan. The periodic interest rate on the incremental term loan agreement is subject to a pricing grid based on our leverage ratio, as defined in the credit agreement. In June 2021, we entered into a Fourth Amendment to the Credit Agreement which decreased the applicable margin from LIBOR plus 1.900% to LIBOR plus 1.6500%. As a result of the debt modification, approximately $0.3 million in third-party expenses have been recognized in the Consolidated Statements of Income and Comprehensive Income under the caption “Interest and other miscellaneous income, net.” In June 2021, we prepaid $100 million on the $300 million Incremental Term Loan Agreement. In connection with the partial prepayment, we recognized a loss on early extinguishment of debt of $0.1 million, representing the write-off of one-third of the unamortized deferred financing costs. The loss on early extinguishment of debt has been recorded in the Consolidated Statements of Income and Comprehensive Income under the caption “Interest and other miscellaneous income, net.” As of December 31, 2021, the periodic interest rate on the incremental term loan was LIBOR plus 1.650%. Monthly payments of interest only are due on this loan through maturity. Following the closing of the incremental term loan, we entered into several interest rate swap transactions to fix the cost of the facility over its 10-year term. We estimate the effective interest rate on the incremental term loan facility to be approximately 2.4% after consideration of the interest rate swaps and estimated patronage payments. For additional information on our interest rate swaps see Note 11 — Derivative Financial Instruments and Hedging Activities.
2020 INCREMENTAL TERM LOAN AGREEMENT
In April 2020, we entered into an Incremental Term Loan Agreement, which provided for the advancement of a five-year $250 million senior unsecured incremental term loan facility. Proceeds from the 2020 Incremental Term Loan Facility were used to fund our acquisition of Pope Resources. In May 2021, the Incremental Term Loan Agreement was fully repaid. We recognized a loss on early extinguishment of debt of $0.6 million, representing the write-off of unamortized deferred financing costs. The loss on early extinguishment of debt has been recognized in the Consolidated Statements of Income and Comprehensive Income under the caption “Interest and other miscellaneous income, net.”
2021 INCREMENTAL TERM LOAN AGREEMENT
In June 2021, we entered into an Incremental Term Loan Agreement, which provides us the ability to make an advance of $200 million on or before June 1, 2022. As of December 31, 2021, no advance had been made under this facility. We will use a future advance of $200 million under the 2021 Incremental Term Loan Facility to refinance a portion of the 3.750% Senior Notes due 2022 on a long-term basis, and as such, have excluded $200 million of principal from current maturities of long-term debt, net, in our Consolidated Balance Sheets. We deferred $0.3 million of commitment fees, which are being amortized to interest expense over the term of the access period, through June 1, 2022. Additionally, we deferred $0.2 million in debt issuance costs, which will be amortized to interest expense over the term of the facility, once any future advance is made. See the subsequent events section of Note 1 - Summary of Significant Accounting Policies information about activity on the 2021 Incremental Term Loan subsequent to December 31, 2021.
REVOLVING CREDIT FACILITY
In June 2021, we amended our Revolving Credit Facility, originally entered into in 2015, with one amendment to the credit agreement: the amendment decreased the applicable margin from LIBOR plus 1.500% to LIBOR plus 1.2500% and extended its maturity date from April 1, 2025 to June 1, 2026. As a result of the revolver modification, approximately $0.3 million in lender fees have been deferred and are being amortized to interest expense over the remaining term of the revolver. In April 2020, we previously amended our Revolving Credit Facility, with two amendments to the credit agreement: the first amendment increased the limit on the Revolving Credit Facility from $200 million to $250 million and extended its maturity date from August 5, 2020 to April 1, 2025, and the second amendment further increased the limit to $300 million. In connection therewith, we recorded deferred financing costs in the amount of $1.2 million, which are being amortized over the term of the Revolving Credit Facility. See Note 25 - Other Assets for additional information about deferred financing costs related to revolving debt. The periodic interest rate on the revolving credit facility is subject to a pricing grid based on our leverage ratio, as defined in the credit agreement. As of December 31, 2021, the periodic interest rate on the revolving credit facility was LIBOR plus

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
1.250%, with an unused commitment fee of 0.175%. Monthly payments of interest only are due on this loan through maturity.
During the year ended December 31, 2021, we made no borrowings or repayments on our Revolving Credit Facility. At December 31, 2021, we had available borrowings of $299.1 million under the Revolving Credit Facility, net of $0.9 million to secure our outstanding letters of credit.
NEW ZEALAND SUBSIDIARY DEBT
WORKING CAPITAL FACILITY
In June 2021, the New Zealand subsidiary renewed its NZ$20 million working capital facility for an additional 12-month term. The NZ$20 million working capital facility is available for short-term operating cash flow needs of the New Zealand subsidiary. This facility holds a variable interest rate indexed to the 90-day New Zealand Bank Bill rate (“BKBM”). The margins are set for the term of the facility. During the year ended December 31, 2021, the New Zealand subsidiary made no borrowings or repayments on its working capital facility. At December 31, 2021, there was no outstanding balance on the working capital facility.
SHAREHOLDER LOAN DUE 2025
In September 2020, the New Zealand subsidiary made a capital distribution to its partners on a pro rata basis in order to redeem certain equity interests. A portion of this capital distribution was reinvested by the partners in shareholder loans to the New Zealand subsidiary. Our capital distribution and portion of the shareholder loan are eliminated in consolidation. The capital distribution to the minority shareholder and its reinvestment in the shareholder loan resulted in the recording of a noncontrolling interest share redemption of $5.1 million and a loan payable by the New Zealand subsidiary in the amount of $23.3 million due in 2025 at a fixed interest rate of 2.95%. As of December 31, 2021, the outstanding balance on the shareholder loan is $23.6 million. Except for changes in the New Zealand foreign exchange rate, there have been no adjustments to the carrying value of the shareholder loan since its inception.
SHAREHOLDER LOAN DUE 2026
In July 2021, the New Zealand subsidiary made a capital distribution to its partners on a pro rata basis in order to redeem certain equity interests, which was reinvested by the partners in shareholder loans to the New Zealand subsidiary. Our capital distribution and portion of the shareholder loan are eliminated in consolidation. The capital distribution to the minority shareholder and its reinvestment in the shareholder loan resulted in the recording of a loan payable by the New Zealand subsidiary in the amount of $28.1 million due in 2026 at a fixed interest rate of 3.64%. As of December 31, 2021, the outstanding balance on the shareholder loan due 2026 is $27.5 million. Except for changes in the New Zealand foreign exchange rate, there have been no adjustments to the carrying value of the shareholder loan since its inception. See Note 7 - Noncontrolling Interests for more information regarding the New Zealand subsidiary.
LONG-TERM DEBT ASSUMED IN THE POPE RESOURCES MERGER
Northwest Farm Credit Services Credit Facility
We assumed five tranches of a credit facility payable to Northwest Farm Credit Services (the “NWFCS Credit Facility”) totaling $45.0 million. In September 2021, we repaid the $45 million outstanding under our credit facility with Northwest Farm Credit Services (NWFCS). We recognized a gain on early extinguishment of debt of $7.2 million, representing the net write-off of unamortized deferred financing costs and fair market value adjustments, partially offset by a $6.2 million loss related to a make-whole fee due to debt prepayment. The net gain on early extinguishment of debt of approximately $0.9 million has been recognized in the Consolidated Statements of Income and Comprehensive Income under the caption “Interest and other miscellaneous income, net.”

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
Fund II Mortgages Payable
We assumed Fund II’s two mortgages payable (the “Fund II Mortgages Payable”) to MetLife totaling $25.0 million. In September 2021, we repaid the $25.0 million outstanding under the Fund II Mortgages payable to MetLife. We recognized a loss on early extinguishment of debt of $6 thousand, representing the write-off of unamortized deferred financing costs. The loss on early extinguishment of debt has been recognized in the Consolidated Statements of Income and Comprehensive Income under the caption “Interest and other miscellaneous income, net.”
Fund III Mortgages Payable
We assumed Fund III’s two mortgages payable (the “Fund III Mortgages Payable”) to NWFCS totaling $32.4 million. In July 2021, we sold the rights to manage Fund III and Fund IV, as well as our ownership interests in both funds. Following the sale, Fund III’s two mortgages payable to NWFCS are no longer recognized in our Consolidated Balance Sheets as of December 31, 2021. See Note 7 - Noncontrolling Interests for additional information.
DEBT COVENANTS — EXCLUDING TIMBER FUNDS
In connection with our $350 million Term Credit Agreement, $200 million Incremental Term Loan Agreement, $200 million 2021 Incremental Term Loan Agreement and $300 million Revolving Credit Facility, customary covenants must be met, the most significant of which include interest coverage and leverage ratios.
The covenants listed below, which are the most significant financial covenants in effect as of December 31, 2021, are calculated on a trailing 12-month basis:

	Covenant Requirement	Actual Ratio	Favorable
Covenant EBITDA to consolidated interest expense should not be less than	2.5 to 1	12.6 to 1	10.1
Covenant debt to covenant net worth plus covenant debt shall not exceed	65%	43%	22%
    In addition to these financial covenants listed above, the Senior Notes due 2022, Senior Notes due 2031, Term Credit Agreement, Incremental Term Loan Agreement, 2021 Incremental Term Loan Facility, and Revolving Credit Facility include customary covenants that limit the incurrence of debt and the disposition of assets, among others. At December 31, 2021, we were in compliance with all applicable covenants.

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
FOREIGN CURRENCY EXCHANGE AND OPTION CONTRACTS
The New Zealand subsidiary’s export sales are predominantly denominated in U.S. dollars, and therefore its cash flows are affected by fluctuations in the exchange rate between the New Zealand dollar and the U.S. dollar. This exposure is partially managed by a natural currency hedge, as ocean freight payments and shareholder distributions are also paid in U.S. dollars. We manage any excess foreign exchange exposure through the use of derivative financial instruments. The New Zealand subsidiary typically hedges 50% to 90% of its estimated foreign currency exposure with respect to the following twelve months forecasted sales and purchases less distributions and up to 75% of the forward 12 to 18 months. Additionally, the New Zealand subsidiary will occasionally hedge up to 50% of its estimated foreign currency exposure with respect to the following 18 to 48 months forecasted sales and purchases, less distributions, when the New Zealand dollar is at a cyclical low versus the U.S. dollar. Foreign currency exposure from the New Zealand subsidiary’s trading operations is typically hedged based on the following three months forecasted sales and purchases. As of December 31, 2021, foreign currency exchange contracts and foreign currency option contracts had maturity dates through December 2023.
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
INTEREST RATE SWAPS
During the second quarter of 2021, we terminated and cash settled $250 million in notional value of our interest rate swaps, maturing in 2030, in connection with the repayment of $250 million outstanding under the 2020 Incremental Term Loan. Upon termination of the swap, we received $6.8 million from our counterparty. As of

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
December 31, 2021, there was a $15.9 million gain recorded in accumulated other comprehensive loss in connection with the terminated interest rate swap, which will be reclassified to earnings through interest expense over the remaining life of the hedged items, as the originally hedged cash flows remain probable.
During the second quarter of 2021, we terminated and cash settled $100 million in notional value of our interest rate swaps, maturing in 2026, in connection with the prepayment of $100 million on the 2026 Incremental Term Loan. Upon termination of the swap, we paid $2.2 million to our counterparty that was recognized immediately into earnings as interest expense, as the forecasted cash flows will no longer occur. See Note 10 — Debt for additional information.

The following table contains information on the outstanding interest rate swaps as of December 31, 2021:

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
As of December 31, 2021, there was a $17.3 million loss recorded in accumulated other comprehensive loss in connection with the settled treasury locks, which will be reclassified to earnings as interest expense over the life of the hedged item.
INTEREST RATE SWAP LOCKS
Upon de-designation, we converted the above treasury lock agreements to interest rate swap lock agreements, which were designated and qualified as cash flow hedges. During the second quarter of 2020, we de-designated and partially cash settled $11.1 million of the interest rate swap locks and converted them into an interest rate swap agreement.
As of December 31, 2021, there was a $1.2 million loss recorded in accumulated other comprehensive loss in connection with settled interest rate swap locks, which will be reclassified to earnings as interest expense over the life of the hedged item.
FORWARD-STARTING INTEREST RATE SWAPS
During the second quarter of 2021, we de-designated and settled $325 million in notional value of our forward-starting interest rate swap, maturing in 2032, by converting it into a new forward-starting interest rate swap agreement. As of December 31, 2021, there was a $9.7 million gain recorded in accumulated other comprehensive loss in connection with the converted forward-starting interest rate swap, which will be reclassified to earnings through interest expense over the remaining life of the hedged item.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
The following table contains information on the outstanding forward-starting interest rate swaps as of December 31, 2021:

Outstanding Forward-Starting Interest Rate Swaps (a)
Date Entered Into	Term	Notional Amount	Fixed Rate of Swap	Related Debt Facility	Forward Date	Maximum Period Ending for Forecasted Issuance Date
April 2020	4 years	$100,000	0.88%	Term Credit Agreement	August 2024	N/A
May 2020	4 years	50,000	0.74%	Term Credit Agreement	August 2024	N/A
May 2021 (b)	7 years	200,000	0.77%	Future Issuance	February 2022	N/A

(a)     All forward-starting interest rate swaps have been designated as interest rate cash flow hedges and qualify for hedge accounting.
(b) The forward-starting interest rate swap entered into in May 2021 contained an embedded mark-to-market gain, which we recovered through a reduced charge in the fixed rate over what would have been charged for an at-market swap. See the subsequent events section of Note 1 - Summary of Significant Accounting Policies for additional information regarding the maturation of this forward-starting interest rate swap.
CARBON OPTIONS
The New Zealand subsidiary enters into carbon options from time to time to sell carbon assets. Changes in fair value of the carbon option contracts are recorded in “Interest and other miscellaneous income, net” as the contracts do not qualify for hedge accounting treatment. As of December 31, 2021, all existing carbon option contracts have expired.
The following table demonstrates the impact, gross of tax, of our derivatives on the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2021, 2020 and 2019.

	Location on Statement of Income and Comprehensive Income	2021	2020	2019
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive income (loss)	($7,965)	$5,376	$2,211
Foreign currency option contracts	Other comprehensive income (loss)	(1,556)	1,211	159
Interest rate products	Other comprehensive income (loss)	52,478	(76,567)	(29,893)
Interest rate products	Interest Expense	14,694	10,769	(2,296)

Derivatives not designated as hedging instruments:
Foreign currency exchange contracts	Interest and other miscellaneous income, net	—	—	$135
Carbon options	Interest and other miscellaneous income, net	—	563	(105)
During the next 12 months, the amount of the December 31, 2021 AOCI balance, net of tax, expected to be reclassified into earnings is a loss of approximately $10.8 million. The following table contains details of the expected reclassified amounts into earnings:

Amount expected to be reclassified into earnings in next 12 months
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	($965)
Interest rate products	(9,882)
Total estimated loss on derivatives contracts	($10,847)

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
The following table contains the notional amounts of the derivative financial instruments recorded in the Consolidated Balance Sheets at December 31, 2021 and 2020:

	Notional Amount
	2021	2020
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	$149,250	$49,000
Foreign currency option contracts	14,000	28,000
Interest rate swaps	550,000	900,000
Forward-starting interest rate swaps	350,000	475,000

The following table contains the fair values of the derivative financial instruments recorded in the Consolidated Balance Sheets at December 31, 2021 and 2020. Changes in balances of derivative financial instruments are recorded as operating activities in the Consolidated Statements of Cash Flows:

		Fair Value Assets (Liabilities) (a)
	Location on Balance Sheet	2021	2020
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other current assets	$721	$4,968
	Other assets	86	1,050
	Other current liabilities	(2,061)	—
	Other non-current liabilities	(694)	—
Foreign currency option contracts	Other current assets	—	1,526
	Other assets	228	—
	Other current liabilities	—	(11)
	Other non-current liabilities	(270)	—
Interest rate swaps	Other non-current liabilities	(15,582)	(51,580)
Forward-starting interest rate swaps	Other assets	11,482	513
	Other non-current liabilities	—	(13,042)

Total derivative contracts:
Other current assets		$721	$6,494
Other assets		11,796	1,563
Total derivative assets		$12,517	$8,057

Other current liabilities		(2,061)	(11)
Other non-current liabilities		(16,546)	(64,622)
Total derivative liabilities		($18,607)	($64,633)

(a)See Note 12 — Fair Value Measurements for further information on the fair value of our derivatives including their classification within the fair value hierarchy.
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
    The following table presents the carrying amount and estimated fair values of our financial instruments at December 31, 2021 and 2020, using market information and what we believe to be appropriate valuation methodologies under generally accepted accounting principles:

	December 31, 2021			December 31, 2020
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Asset (Liability) (a)		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents, excluding Timber Funds	$358,680	$358,680	—	$80,454	$80,454	—
Cash and cash equivalents, Timber Funds	3,493	3,493	—	4,053	4,053	—
Restricted cash, Timber Funds (b)	6,341	6,341	—	—	—	—
Restricted cash, excluding Timber Funds (c)	625	625	—	2,975	2,975	—
Current maturities of long-term debt, excluding Timber Funds (d)	(124,965)	—	(125,288)	—	—	—
Long-term debt, excluding Timber Funds (d)	(1,242,819)	—	(1,245,148)	(1,300,336)	—	(1,313,631)
Long-term debt, Timber Funds (d)	—	—	—	(60,179)	—	(60,474)
Interest rate swaps (e)	(15,582)	—	(15,582)	(51,580)	—	(51,580)
Forward-starting interest rate swaps (e)	11,482	—	11,482	(12,529)	—	(12,529)
Foreign currency exchange contracts (e)	(1,948)	—	(1,948)	6,018	—	6,018
Foreign currency option contracts (e)	(42)	—	(42)	1,515	—	1,515
Noncontrolling interests in the operating partnership (f)	133,823	133,823	—	130,121	130,121	—

(a)We did not have Level 3 assets or liabilities at December 31, 2021 and 2020.
(b)Restricted cash, Timber Funds represents the portion of proceeds from Fund II Timberland Dispositions required to be distributed to noncontrolling interests. See Note 24 - Restricted Cash for additional information.
(c)Restricted cash, excluding Timber Funds represents cash held in escrow. See Note 24 - Restricted Cash for additional information.
(d)The carrying amount of long-term debt is presented net of deferred financing costs, unamortized discounts and fair value adjustments on non-revolving debt.. See Note 10 — Debt for additional information.
(e)See Note 11 — Derivative Financial Instruments and Hedging Activities for information regarding the Balance Sheet classification of our derivative financial instruments.
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

13.    COMMITMENTS
    At December 31, 2021, the future minimum payments under non-cancellable commitments were as follows:

	Environmental Remediation (a)	Development Projects (b)	Commitments (c)	Total
2022	$695	$14,316	$14,722	$29,733
2023	3,838	267	12,996	17,101
2024	3,838	267	9,347	13,452
2025	995	267	5,542	6,804
2026	426	267	3,430	4,123
Thereafter	1,013	3,899	4,589	9,501
	$10,805	$19,283	$50,626	$80,714

(a)Environmental remediation represents our estimate of potential liability associated with environmental contamination and Natural Resource Damages (NRD) in Port Gamble, Washington. See Note 15 - Environmental and Natural Resource Damage Liabilities for additional information.
(b)Primarily consisting of payments expected to be made on our Wildlight and Richmond Hill development projects.
(c)Commitments include payments expected to be made on derivative financial instruments (foreign exchange contracts, interest rate swaps and forward-starting interest rate swaps) and other purchase obligations.

14.    CONTINGENCIES
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

15.    ENVIRONMENTAL AND NATURAL RESOURCE DAMAGE LIABILITIES
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
An analysis of environmental and NRD liabilities from December 31, 2020 to December 31, 2021 is shown below:

Port Gamble, WA
Non-current portion at December 31, 2020	$10,615
Plus: Current portion	1,026
Total Balance at December 31, 2020	11,641
Expenditures charged to liabilities	(941)
Increase in liabilities	105
Total Balance at December 31, 2021	10,805
Less: Current portion	(695)
Non-current portion at December 31, 2021	$10,110

These estimates were based on assumptions that we believe to be reasonable; however, actual results may differ from these estimates. See Note 2 - Merger with Pope Resources for information regarding the final allocation of fair value to environmental and NRD liabilities assumed in the merger with Pope Resources. It is expected that the millsite cleanup and NRD restoration will occur over the next one to three years, while the monitoring of the Port Gamble Bay, millsite and landfills will continue for an additional 10 to 15 years. NRD costs are subject to change as the scope of the restoration projects become more clearly defined. It is reasonably possible that these components of the liability may increase as the project progresses. Management continues to monitor the Port Gamble cleanup process and will make adjustments as needed. Should any future circumstances result in a change to the estimated cost of the project, we will record an appropriate adjustment to the liability in the period it becomes known and when we can reasonably estimate the amount. For further information on the timing and amount of future payments related to our environmental remediation liabilities, see Note 13 - Commitments.

16.    GUARANTEES
    We provide financial guarantees as required by creditors, insurance programs, and various governmental agencies. As of December 31, 2021, the following financial guarantees were outstanding:

Financial Commitments (a)	Maximum Potential Payment
Standby letters of credit	$885
Surety bonds (b)	12,238
Total financial commitments	$13,123

(a)We have not recorded any liabilities for these financial commitments in the Consolidated Balance Sheets. The guarantees are not subject to measurement, as the guarantees are dependent on our own performance.
(b)Surety bonds are issued primarily to secure performance obligations related to various operational activities, to provide collateral for our Wildlight development project in Nassau County, Florida and in connection with pending and completed sales from the Harbor Hill project in Gig Harbor, Washington. These surety bonds expire at various dates during 2022, 2023 and 2024 and are expected to be renewed as required.

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
    Changes in higher and better use timberlands and real estate development investments from December 31, 2020 to December 31, 2021 are shown below:

	Higher and Better Use Timberlands and Real Estate Development Investments
	Land and Timber	Development Investments	Total
Non-current portion at December 31, 2020	$79,901	$28,617	$108,518
Plus: Current portion (a)	212	6,544	6,756
Total Balance at December 31, 2020	80,113	35,161	115,274
Non-cash cost of land and improved development	(11,894)	(8,211)	(20,105)
Amortization of parcel real estate development investments	—	(5,923)	(5,923)
Timber depletion from harvesting activities and basis of timber sold in real estate sales	(1,301)	—	(1,301)
Capitalized real estate development investments (b)	—	21,963	21,963
Capital expenditures (silviculture)	191	—	191
Intersegment transfers	13,281	—	13,281
Purchase price allocation adjustment (c)	8,238	—	8,238
Total Balance at December 31, 2021	88,628	42,990	131,618
Less: Current portion (a)	(718)	(24,022)	(24,740)
Non-current portion at December 31, 2021	$87,910	$18,968	$106,878

(a)The current portion of Higher and Better Use Timberlands and Real Estate Development Investments is recorded in Inventory. See Note 18 — Inventory for additional information.
(b)Capitalized real estate development investments includes $0.6 million of capitalized interest and $9.4 million of parcel real estate development investments. Parcel real estate development investments represent investments made for specific lots and/or commercial parcels that are currently under contract or expected to be ready for market within a year.
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

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
18.    INVENTORY
    As of December 31, 2021 and 2020, our inventory was solely comprised of finished goods, as follows:

	2021	2020

Real estate inventory (a)	$24,740	$6,756
Log inventory	3,783	3,838
Total inventory	$28,523	$10,594

(a)Represents the cost of HBU real estate (including capitalized development investments) under contract to be sold. See Note 17 — Higher and Better Use Timberlands and Real Estate Development Investments for additional information.

19.    OTHER OPERATING INCOME (EXPENSE), NET
The following table provides the composition of Other operating income (expense), net for the three years ended December 31:

	2021	2020	2019
Gain (loss) on foreign currency remeasurement, net of cash flow hedges	$6,823	($3,503)	($3,077)
Gain on sale or disposal of property plant & equipment	75	121	56
Gain on investment in Timber Funds (a)	7,482	—	—
Log trading marketing fees	6	56	314
Cost related to the merger with Pope Resources (b)	—	(17,166)	—
Equity income (loss) related to Bainbridge Landing LLC joint venture (c)	102	(721)	—
Miscellaneous expense, net	(404)	(472)	(1,826)
Total	$14,084	($21,685)	($4,533)

(a)See Note 7 - Noncontrolling Interests and Note 8 - Variable Interest Entities for additional information on Timber Funds.
(b)Includes legal, accounting, due diligence, consulting and other costs related to the merger with Pope Resources. See Note 2 - Merger with Pope Resources and Note 27 - Charges for Integration and Restructuring for additional information.
(c)See Note 7 - Noncontrolling Interests and Note 8 - Variable Interest Entities for additional information on Ferncliff Investors.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
20.    EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT PLANS
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
The following tables set forth the change in the projected benefit obligation and plan assets and reconcile the funded status and the amounts recognized in the Consolidated Balance Sheets for the pension and postretirement benefit plans for the two years ended December 31:

	Pension		Postretirement
	2021	2020	2021	2020
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$100,469	$90,261	$1,886	$1,634
Service cost	—	—	8	6
Interest cost	2,228	2,706	45	51
Actuarial loss (gain)	(5,112)	11,413	(35)	209
Benefits paid	(3,519)	(3,413)	(14)	(14)
Expenses paid	(267)	(498)	—	—
Projected benefit obligation at end of year	$93,799	$100,469	$1,890	$1,886

Change in Plan Assets
Fair value of plan assets at beginning of year	$78,883	$66,460	—	—
Actual return on plan assets	9,896	13,329	—	—
Employer contributions	86	3,005	14	14
Benefits paid	(3,519)	(3,413)	(14)	(14)
Other expense	(267)	(498)	—	—
Fair value of plan assets at end of year	$85,079	$78,883	—	—

Funded Status at End of Year:
Net accrued benefit cost	($8,720)	($21,586)	($1,890)	($1,886)

Amounts Recognized in the Consolidated
Balance Sheets Consist of:
Current liabilities	($86)	($86)	($46)	($41)
Noncurrent liabilities	(8,634)	(21,500)	(1,844)	(1,845)
Net amount recognized	($8,720)	($21,586)	($1,890)	($1,886)

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
For pension and postretirement plans with accumulated benefit obligations in excess of plan assets, the following table sets forth the projected and accumulated benefit obligations and the fair value of plan assets for the two years ended December 31:

	2021	2020
Projected benefit obligation	$93,799	$100,469
Accumulated benefit obligation	93,799	100,469
Accumulated postretirement benefit obligation	1,890	1,886
Fair value of plan assets	85,079	78,883
ACTUARIAL (GAIN) LOSS
PENSION
Key components of the actuarial gains and losses contributing to the period change in the benefit obligation are as follows:
•Changes in participant demographics resulted in an actuarial gain of approximately $0.5 million, which is primarily due to high mortality among participants.
•Changes in mortality assumptions resulted in an actuarial loss of approximately $0.3 million.
•Changes in the discount rate from 2.26% to 2.65% resulted in an actuarial gain of approximately $5.1 million.
POSTRETIREMENT
Key components of the actuarial gains and losses contributing to the period change in the benefit obligation are as follows:
•Re-measurement of current census data resulted in a demographic loss of $0.1 million.
•Changes in the discount rate from 2.42% to 2.75% resulted in an actuarial gain of approximately $0.1 million.
OTHER COMPREHENSIVE INCOME
Net gains or losses recognized in other comprehensive (loss) income for the three years ended December 31 are as follows:

	Pension			Postretirement
	2021	2020	2019	2021	2020	2019
Net gains (losses)	$11,262	($1,587)	($1,514)	$40	($207)	($285)
Net gains or losses reclassified from other comprehensive income and recognized as a component of pension and postretirement expense for the three years ended December 31 are as follows:

	Pension			Postretirement
	2021	2020	2019	2021	2020	2019
Amortization of losses (gains)	$1,154	$861	$449	$20	$8	—

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
ACCUMULATED OTHER COMPREHENSIVE INCOME (AOCI)
Net losses that have not yet been included in pension and postretirement expense for the two years ended December 31, but have been recognized as a component of AOCI are as follows:

	Pension		Postretirement
	2021	2020	2021	2020
Net losses	($12,627)	($25,043)	($431)	($491)
Deferred income tax benefit	1,216	1,216	6	6
AOCI	($11,411)	($23,827)	($425)	($485)
NET PENSION AND POSTRETIREMENT BENEFIT (CREDIT) COST
The following tables set forth the components of net pension and postretirement benefit (credit) cost that have been recognized during the three years ended December 31:

	Pension			Postretirement
	2021	2020	2019	2021	2020	2019
Components of Net Periodic Benefit (Credit) Cost
Service cost	—	—	—	$8	$6	$6
Interest cost	2,228	2,706	3,197	45	51	54
Expected return on plan assets	(3,746)	(3,504)	(3,107)	—	—	—
Amortization of losses (gains)	1,154	861	449	20	8	—
Net periodic benefit (credit) cost	($364)	$63	$539	$73	$65	$60
The service cost component of our benefit expense is recorded within the operating expense line item “Selling and general expenses” within the Consolidated Statements of Income. All other components of the benefit costs expense are included within the “Interest and miscellaneous income, net” line item of the Consolidated Statements of Income.
VALUATION ASSUMPTIONS
The following table sets forth the principal assumptions inherent in the determination of benefit obligations and net periodic benefit cost of the pension and postretirement benefit plans as of December 31:

	Pension			Postretirement
	2021	2020	2019	2021	2020	2019
Assumptions used to determine benefit obligations at December 31:
Discount rate	2.65%	2.26%	3.06%	2.75%	2.42%	3.16%
Assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	2.26%	3.06%	4.11%	2.42%	3.16%	4.18%
Expected long-term return on plan assets	5.72%	5.72%	5.72%	—	—	—
DISCOUNT RATE
At December 31, 2021, the pension plan’s discount rate was 2.7%. The discount rate is derived from the Financial Times Stock Exchange (FTSE) Pension Discount Curve (f/k/a Citigroup). The Pension Discount Curve (PDC) is a set of yields on hypothetical AA, zero coupon bonds whose maturities range from 6 months up to 30 years. The yields of the PDC are used to discount pension liabilities. The PDC is calculated based on a universe of AA rated corporate bonds from the FTSE US Broad Investment-Grade Bond Index and the yields of the FTSE Treasury model curve.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
The pension plan's future expected cash flows are then matched to the spot rates on the yield curve and a single equivalent discount rate is determined, which produces the same present value as the spot rates.
EXPECTED LONG-TERM RETURN ON PLAN ASSETS
In 2021, the expected return on plan assets remained at 5.7%, which is based on historical returns on current asset allocations and expected returns using the Black-Litterman method.
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
Our pension plans’ asset allocation (excluding short-term investments) at December 31, 2021 and 2020 are as follows:

	Percentage of Plan Assets
Asset Category	2021	2020
Domestic equity securities	29%	44%
International equity securities	18%	30%
Domestic fixed income securities	51%	21%
International fixed income securities	—	3%
Real estate fund	2%	2%
Total	100%	100%
Investments within the equity categories may include large capitalization, small capitalization and emerging market securities. Pension assets did not include a direct investment in Rayonier common shares during the years ended December 31, 2021 and 2020.
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
The following table sets forth the net asset value of the plan assets as of December 31, 2021 or 2020:

	December 31, 2021	December 31, 2020
Asset Category
Investments at Net Asset Value:
Separate Investment Accounts	$85,079	$78,883
Total Investments at Net Asset Value	$85,079	$78,883

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
CASH FLOWS
Our expected benefit payments to be made for the next 10 years are as follows:

	Pension Benefits	Postretirement Benefits
2022	$3,896	$46
2023	4,077	50
2024	4,242	53
2025	4,389	56
2026	4,498	60
2027-2031	23,525	359
We have no mandatory pension contribution requirements in 2022.
DEFINED CONTRIBUTION PLANS
We provide a defined contribution plan to all of our eligible employees. Upon completion of the merger with Pope Resources, former eligible Pope Resource employees were immediately eligible to participate in the Rayonier 401(k) plan. Pope Resources employees’ year of service were credited to the 401(k) plan for vesting purposes. Company match contributions charged to expense for these plans were $1.1 million, $1.1 million and $1.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. The defined contribution plan includes Rayonier common shares with a fair market value of $11.0 million and $8.5 million at December 31, 2021 and 2020, respectively. As of June 1, 2016, the Rayonier Inc. Common Stock Fund was closed to new contributions. Transfers out of the fund will continue to be permitted, but no new investments or transfers into the fund are allowed.
As discussed above, the defined benefit pension plan is currently frozen. In lieu of the pension plan, employees are eligible to receive an enhanced match contribution. Company enhanced match contributions charged to expense for the years ended December 31, 2021, 2020 and 2019 were $1.2 million, $1.0 million and $0.9 million, respectively.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
21.    INCENTIVE STOCK PLANS
The Rayonier Incentive Stock Plan (the “Stock Plan”) provides up to 15.8 million shares to be granted for incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and restricted stock units, subject to certain limitations. At December 31, 2021, a total of 2.4 million shares were available for future grants under the Stock Plan. Under the Stock Plan, shares available for issuance are reduced by 1 share for each option or right granted and by 2.27 shares for each performance share, restricted share or restricted stock unit granted. We issue new shares of stock upon the exercise of stock options, the granting of restricted stock, and the vesting of performance shares and restricted stock units.
A summary of our stock-based compensation cost is presented below:

	2021	2020	2019
Selling and general expenses	$8,255	$6,839	$6,416
Cost of sales	816	693	378
Timber and Timberlands, net (a)	206	170	110
Other operating expense, net (b)	—	324	—
Total stock-based compensation	$9,277	$8,026	$6,904

Tax benefit recognized related to stock-based compensation expense (c)	$487	$421	$362

(a)Represents amounts capitalized as part of the overhead allocation of timber-related costs.
(b)Represents expense associated with the acceleration of share-based compensation on Pope replacement awards related to qualifying terminations. See Note 27 - Charges for Integration and Restructuring for additional details.
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
The replacement awards issued have similar vesting provisions as the terms of existing Rayonier restricted stock. Expense for the replacement awards that were not fully vested prior to the date of the merger is expected to be recognized over a weighted average remaining service period of approximately 16 months unless a qualifying termination occurs. A qualifying termination of an awardee will result in the acceleration of vesting and expense recognition in the period that the qualifying termination occurs. Qualifying terminations during the years ended December 31, 2021 and 2020 resulted in the accelerated vesting of 1,430 and 15,049 of the replacement awards and recognition of approximately $0.1 million and $0.3 million of expense, respectively.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
As of December 31, 2021, there was $0.7 million of unrecognized compensation cost attributable to our restricted stock. We expect to recognize this cost over a weighted average period of 1 year.
A summary of our restricted stock is presented below:

	2021	2020	2019
Restricted shares granted (a)	22,140	100,452	24,592
Weighted average price of restricted shares granted	$37.36	$23.15	$30.90
Intrinsic value of restricted stock outstanding (b)	$3,062	$4,666	$5,540
Grant date fair value of restricted stock vested	3,121	2,755	5,339
Cash used to purchase common shares from current and former employees to pay withholding tax requirements on restricted shares vested	869	566	1,610

(a)The year ended December 31, 2020 includes 69,176 replacement awards issued as a result of the merger with Pope Resources.
(b)Intrinsic value of restricted stock outstanding is based on the market price of the Company’s stock at December 31, 2021.

	2021
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested Restricted Shares at January 1,	158,820	$28.47
Granted	22,140	37.36
Vested (a)	(104,917)	29.74
Cancelled	(181)	34.71
Non-vested Restricted Shares at December 31,	75,862	$29.29

(a)The year ended December 31, 2021 includes 1,430 replacement awards vested as a result of acceleration due to qualifying terminations.
RESTRICTED STOCK UNITS
In April 2019, we began granting restricted stock units instead of restricted stock to employees. Most attributes of our restricted stock described herein, including dividend payments, fair value measurement and expense recognition, apply equally to restricted stock units granted under the Stock Plan. However, beginning with the restricted stock units granted in 2021, there is no distinction between the vesting characteristics of restricted stock units granted to senior management and those granted to all other employees. Restricted stock units generally vest in fourths on the first, second, third and fourth anniversary of the grant date.
As of December 31, 2021, there was $7.1 million of unrecognized compensation cost attributable to our restricted stock units. We expect to recognize this cost over a weighted average period of 2.9 years.
A summary of our restricted stock units is presented below:

	2021	2020	2019
Restricted stock units granted	129,290	171,409	103,634
Weighted average price of restricted stock units granted	$33.59	$22.58	$31.51
Intrinsic value of restricted stock units outstanding (a)	$15,095	$7,801	$3,351
Grant date fair value of restricted stock units vested	493	218	2
Cash used to purchase common shares from current and former employees to pay withholding tax requirements on restricted stock units vested	189	47	1

(a)Intrinsic value of restricted stock units outstanding is based on the market price of the Company’s stock at December 31, 2021.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	2021
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested Restricted Stock Units at January 1,	265,522	$25.75
Granted	129,290	33.59
Vested	(18,998)	25.94
Cancelled	(1,798)	29.37
Non-vested Restricted Stock Units at December 31,	374,016	$28.44
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
The Stock Plan allows for the cash settlement of the required withholding tax on performance share unit awards. As of December 31, 2021, there was $5.5 million of unrecognized compensation cost related to our performance share unit awards, which is attributable to awards granted in 2019, 2020 and 2021. This cost is expected to be recognized over a weighted average period of 1.7 years.
A summary of our performance share units is presented below:

	2021	2020	2019
Common shares reserved for performance shares granted during year	191,203	361,870	232,684
Weighted average fair value of performance share units granted	$36.10	$29.59	$35.99
Intrinsic value of outstanding performance share units (a)	$16,360	$11,711	$10,758
Fair value of performance shares vested	1,738	3,522	6,387
Cash used to purchase common shares from current and former employees to pay withholding tax requirements on performance shares vested	559	992	2,639

(a)Intrinsic value of outstanding performance share units is based on the market price of the Company's stock at December 31, 2021.

	2021
	Number of Units	Weighted Average Grant Date Fair Value
Outstanding Performance Share units at January 1,	398,607	$34.17
Granted	109,259	36.10
Units Distributed	(102,505)	40.27
Outstanding Performance Share units at December 31,	405,361	$33.16
Expected volatility was estimated using daily returns on the Company’s common shares for the three-year period ending on the grant date. The risk-free rate was based on the 3-year U.S. Treasury rate on the date of the award. The dividend yield was not used to calculate fair value as awards granted receive dividend equivalents. The following table provides an overview of the assumptions used in calculating the fair value of the awards granted for the three years ended December 31, 2021:

	2021	2020	2019
Expected volatility	35.6%	32.6%	18.4%
Risk-free rate	0.4%	0.3%	2.3%

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
A summary of the status of our stock options as of and for the year ended December 31, 2021 is presented below:

	2021
	Number of Shares	Weighted Average Exercise Price (per common share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1,	340,985	$34.07
Exercised	(186,590)	32.31
Cancelled or expired	(30,225)	34.25
Options outstanding at December 31,	124,170	36.67	1.27	$458
Options exercisable at December 31,	124,170	$36.67	1.27	$458
A summary of additional information pertaining to our stock options is presented below:

	2021	2020	2019
Intrinsic value of options exercised (a)	$916	$108	$475
Cash received from exercise of options	5,922	1,368	1,260

(a)Intrinsic value of options exercised is the amount by which the fair value of the stock on the exercise date exceeded the exercise price of the option.
As of December 31, 2021, compensation cost related to stock options was fully recognized.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
22.    INCOME TAXES
Rayonier is a REIT under the Internal Revenue Code and therefore generally does not pay U.S. federal or state income tax. As of December 31, 2021, Rayonier owns a 97.8% interest in the Operating Partnership and conducts substantially all of its timberland operations through the Operating Partnership. The taxable income or loss generated by the Operating Partnership is passed through and reported to its unitholders (including the Company) on a Schedule K-1 for inclusion in each unitholder’s income tax return. Certain operations, including log trading and certain real estate activities, such as the entitlement, development and sale of HBU properties, are conducted through our TRS. The TRS subsidiaries are subject to U.S. federal and state corporate income tax. The New Zealand timber operations are conducted by the New Zealand subsidiary, which is subject to corporate-level tax at 28% in New Zealand and is treated as a partnership for U.S. income tax purposes.
PROVISION FOR INCOME TAXES FROM CONTINUING OPERATIONS
The provision for income taxes for each of the three years ended December 31 follows:

	2021	2020	2019
Current
U.S. federal	($1,893)	($237)	$2
State	(536)	(339)	(122)
Foreign	(11,425)	(5,391)	(1,542)
	(13,854)	(5,967)	(1,662)
Deferred
U.S. federal	(6,288)	8,355	465
State	(1,623)	325	17
Foreign	(2,007)	(3,027)	(11,278)
	(9,918)	5,653	(10,796)
Changes in valuation allowance	9,111	(6,695)	(482)
Total	($14,661)	($7,009)	($12,940)
    A reconciliation of the U.S. federal statutory income tax rate to the actual income tax rate for each of the three years ended December 31 follows:

	2021		2020		2019
U.S. federal statutory income tax rate	($47,280)	(21.0)%	($7,726)	(21.0)%	($16,930)	(21.0)%
U.S. and foreign REIT income	44,316	19.7	16,569	45.0	19,902	24.7
Matariki Group and Rayonier New Zealand Ltd	(12,927)	(5.7)	(7,698)	(20.8)	(11,181)	(13.9)
Change in valuation allowance	9,111	4.0	(6,695)	(18.2)	(482)	(0.6)
REIT Built-in Gain	(2,215)	(1.0)	—	—	—	—
State Net Operating Loss	—	—	1,118	3.0	—	—
Prepaid land sales	—	—	(1,084)	(2.9)	—	—
Internal transfer of assets deferred	—	—	—	—	(1,815)	(2.3)
Foreign income tax withholding	(505)	(0.2)	(721)	(2.0)	(1,535)	(1.9)
Sale of Timber Funds	(2,399)	(1.1)	—	—	—	—
Other	(2,762)	(1.2)	(772)	(2.1)	(899)	(1.1)
Income tax expense as reported for net income	($14,661)	(6.5)%	($7,009)	(19.0)%	($12,940)	(16.1)%
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
DEFERRED TAXES
Deferred income taxes result from differences between the timing of recognizing revenues and expenses for financial book purposes versus income tax purposes. The nature of the temporary differences and the resulting net deferred tax asset/liability for the two years ended December 31 follows:

	2021	2020
Gross deferred tax assets:
Pension, postretirement and other employee benefits	$597	$1,403
New Zealand subsidiary	21,790	23,461
CBPC tax credit carry forwards	13,701	14,555
Capitalized real estate costs	1,656	1,459
U.S. TRS net operating loss	12,489	18,363
Land basis difference	9,061	9,468
Other	5,367	5,502
Total gross deferred tax assets	64,661	74,211
Less: Valuation allowance	(36,904)	(46,015)
Total deferred tax assets after valuation allowance	$27,757	$28,196
Gross deferred tax liabilities:
Accelerated depreciation	(46)	(38)
New Zealand subsidiary	(91,388)	(98,245)
Other	(6,059)	(4,884)
Total gross deferred tax liabilities	(97,493)	(103,167)
Net deferred tax liability reported as noncurrent	($69,736)	($74,971)
Net operating loss (“NOL”) and tax credit carryforwards as of the two years ended December 31 follows:

	Tax Effected Balance	Expiration
2021
U.S. Federal NOL Carryforwards- Post TCJA (a)	$10,687	None
U.S State NOL Carryforwards (b)	1,802	2033
Cellulosic Biofuel Producer Credit (c)	13,701	2023

2020
U.S. Federal NOL Carryforwards- Pre TCJA (a)	$2,363	2036
U.S. Federal NOL Carryforwards- Post TCJA (a)	13,017	None
U.S State NOL Carryforwards (b)	2,983	2031
Cellulosic Biofuel Producer Credit (c)	14,555	2023

(a)The Tax Cuts and Jobs Act (TCJA) was signed into law on December 22, 2017. The TCJA lifted the 20-year federal NOL Carryforward period. Net operating losses generated after December 31, 2017 have an indefinite carryforward period.
(b)The U.S. state NOL is made up of several jurisdictions that expire in various future years. As of December 31, 2021, no state NOL is set to expire before December 31, 2033. As of December 31, 2020, no state NOL was set to expire before December 31, 2031.
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

We record a valuation allowance to reduce the carrying amounts of deferred tax assets if it is more likely than not that such deferred tax assets will not be realized. Since 2015, we have had a 100% valuation allowance against the U.S. taxable REIT subsidiary's deferred tax assets, net of deferred tax liabilities. During 2021, the net deferred tax assets decreased by $9.1 million. As a result, we recorded a change in the valuation allowance of $9.1 million related to the U.S. TRS's deferred tax assets, net of liabilities.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

TAX STATUTES
The following table provides detail of the tax years that remain open to examination by the IRS and other significant taxing jurisdictions:

Taxing Jurisdiction	Open Tax Years
U.S. Internal Revenue Service	2018 - 2020
New Zealand Inland Revenue	2016 - 2020

TAX CHARACTERISTICS OF DIVIDEND DISTRIBUTIONS
The taxable nature of the dividend distributions paid for each of the three years ended December 31 follows:

	2021	2020	2019
Total dividends/distributions paid per common share/unit	$1.08	$1.08	$1.08
Tax characteristics:
Capital gain	100%	100%	100%

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
23.    ACCUMULATED OTHER COMPREHENSIVE LOSS
    The following table summarizes the changes in AOCI by component for the years ended December 31, 2021 and 2020. All amounts are presented net of tax effect and exclude portions attributable to noncontrolling interest.

	Foreign currency translation gains/(losses)	Net investment hedges of New Zealand subsidiary	Cash flow hedges		Employee benefit plans		Total Rayonier, L.P.	Allocation of Operating Partnership	Total Rayonier Inc.
Balance as of December 31, 2019	($226)	$1,321	($8,910)		($23,387)		($31,202)	—	($31,202)
Other comprehensive (loss) income before reclassifications	22,928	—	(71,644)		(1,794)		(50,510)	—	(50,510)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	9,498		869	(b)	10,367	(2,540)	7,827
Net other comprehensive (loss) income	22,928	—	(62,146)		(925)		(40,143)	(2,540)	(42,683)
Balance as of December 31, 2020	$22,702	$1,321	($71,056)		($24,312)		($71,345)	($2,540)	($73,885)
Other comprehensive (loss) income before reclassifications	(18,487)	—	44,899	(a)	11,302		37,714	—	37,714
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	16,994		1,174	(b)	18,168	(1,601)	16,567
Net other comprehensive (loss) income	(18,487)	—	61,893		12,476		55,882	(1,601)	54,281
Balance as of December 31, 2021	$4,215	$1,321	($9,163)		($11,836)		($15,463)	($4,141)	($19,604)

(a)Includes $52.5 million of other comprehensive gain related to interest rate swaps. See Note 11 — Derivative Financial Instruments and Hedging Activities for additional information.
(b)This component of other comprehensive (loss) income is included in the computation of net periodic pension cost. See Note 20 — Employee Benefit Plans for additional information.
    The following table presents details of the amounts reclassified in their entirety from AOCI for the years ended December 31, 2021 and 2020:

Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss		Affected line item in the income statement
	2021	2020
Realized loss (gain) on foreign currency exchange contracts	$2,974	($2,324)	Other operating income (expense), net
Realized loss on foreign currency option contracts	1,177	30	Other operating income (expense), net
Noncontrolling interest	(955)	528	Comprehensive (income) loss attributable to noncontrolling interests
Realized loss on interest rate contracts	14,694	10,769	Interest expense
Income tax (benefit) expense from foreign currency contracts	(896)	495	Income tax expense (Note 22)
Net loss on cash flow hedges reclassified from accumulated other comprehensive income	$16,994	$9,498

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
24.    RESTRICTED CASH
Restricted cash, Timber Funds includes the portion of proceeds from Fund II Timberland Dispositions required to be distributed to noncontrolling interests. Restricted cash, excluding Timber Funds includes cash balances held in escrow as collateral for certain contractual obligations related to our Richmond Hill development project as well as cash held in escrow for real estate sales.
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Consolidated Balance Sheets that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows for the years ended December 31:

	2021	2020
Cash and cash equivalents	$362,173	$84,507
Restricted cash, Timber Funds	6,341	—
Restricted cash, excluding Timber Funds (Held in escrow)	625	2,975
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$369,139	$87,482

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
25.    OTHER ASSETS
    Included in Other Assets are derivatives, long-term prepaid roads, goodwill in the New Zealand subsidiary, patronage equity, capitalized software costs, carbon credits, long-term prepaid stumpage and other deferred expenses including deferred financing costs related to revolving debt.
As of December 31, 2021 and 2020, our long-term derivative contracts follows:

	2021	2020
Long-term derivative contracts	$11,796	$1,563
See Note 1 — Summary of Significant Accounting Policies and Note 11 — Derivative Financial Instruments and Hedging Activities for further information on derivatives including their classification on the Consolidated Balance Sheets.
    As of December 31, 2021 and 2020, our prepaid logging and secondary roads follows:

	2021	2020
Long-term and prepaid and secondary roads
Pacific Northwest long-term prepaid roads	$4,131	$4,087
New Zealand long-term secondary roads	6,730	5,767
Total long-term prepaid and secondary roads	$10,861	$9,854
    See Note 1 — Summary of Significant Accounting Policies for additional information on prepaid logging roads.
    Changes in goodwill for the years ended December 31, 2021 and 2020 were:

	2021	2020
Balance, January 1 (net of $0 of accumulated impairment)	$8,943	$8,611
Changes to carrying amount
Acquisitions	—	—
Impairment	—	—
Foreign currency adjustment	(486)	332
Balance, December 31 (net of $0 of accumulated impairment)	$8,457	$8,943
    See Note 1 — Summary of Significant Accounting Policies for additional information on goodwill.
As of December 31, 2021 and 2020, Rayonier’s patronage equity follows:

	2021	2020
Patronage Equity	$7,322	$6,685
See Note 1 — Summary of Significant Accounting Policies for additional information on patronage equity.
As of December 31, 2021 and 2020, our capitalized software costs follows:

	2021	2020
Capitalized software costs	$3,117	$3,651
        See Note 1 — Summary of Significant Accounting Policies for additional information on capitalized software costs.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
Changes in the basis of carbon credits for the years ended December 31, 2021 and 2020 were:

	2021	2020
Balance, January 1	$1,346	$1,544
Changes to carrying amount
Acquisitions	698	—
Sales	—	(286)
Foreign currency adjustment	(88)	88
Balance, December 31 (net of $0 of accumulated impairment)	$1,956	$1,346
    See Note 1 — Summary of Significant Accounting Policies for additional information on carbon credits.
As of December 31, 2021 and 2020, our prepaid stumpage follows:

	2021	2020
Long-term prepaid stumpage	$1,461	$3,137
    See Note 1 — Summary of Significant Accounting Policies for additional information on prepaid stumpage.
As of December 31, 2021 and 2020, our deferred financing costs related to revolving debt follows:

	2021	2020
Deferred financing costs related to revolving debt	$1,104	$1,040
    See Note 1 — Summary of Significant Accounting Policies for additional information on deferred financing costs related to revolving debt.

26.    ASSETS HELD FOR SALE
    Assets held for sale is composed of properties not included in inventory which are under contract and expected to be sold within the next 12 months that also meet the other relevant held-for-sale criteria in accordance with ASC 360-10-45-9. As of December 31, 2021 and December 31, 2020, the basis in properties meeting this classification was $5.1 million and $3.4 million, respectively. Since the basis in these properties was less than the fair value, including costs to sell, no impairment was recognized.

27.    CHARGES FOR INTEGRATION AND RESTRUCTURING

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
A summary of the charges for integration and restructuring related to the merger with Pope Resources is presented below:

2020
Termination benefits	$625
Acceleration of share-based compensation related to qualifying terminations (Note 21)	324
Professional services	14,314
Other integration and restructuring costs	1,903
Total integration and restructuring charges related to the merger with Pope Resources	$17,166
During the year ended December 31, 2020, we incurred $0.6 million in severance benefits related to restructuring associated with the Pope Resources merger. As of December 31, 2020, there was $0.1 million of accrued severance recorded within “Accrued Payroll and Benefits” in our Consolidated Balance Sheets. As of December 31, 2021, all severance associated with the merger with Pope Resources has been paid.

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
The following table demonstrates the impact, gross of tax, of our related party transactions on the Consolidated Statements of Income and Comprehensive Income for the three years ended December 31:

Related Party Transaction	Location on Statement of Income and Comprehensive Income	2021	2020	2019
Mattamy Contract	Sales (a)	$2,656	$1,354	—

(a)The years ended December 31, 2021 and December 31, 2020 exclude approximately $0.3 million and $0.1 million, respectively, of cash received from Mattamy Jacksonville LLC under this agreement for the reimbursement of local impact fees.

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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of December 31, 2021.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
In the year ended December 31, 2021, based upon the evaluation required by paragraph (d) of Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.
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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, our management, including Rayonier’s Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of December 31, 2021.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
In the year ended December 31, 2021, based upon the evaluation required by paragraph (d) of Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    OTHER INFORMATION
Not applicable.

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Certain information required by Part III is incorporated by reference from the Company’s Definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2022 Annual Meeting of Shareholders (the “Proxy Statement”). We will make the Proxy Statement available on our website at www.rayonier.com as soon as it is filed with the SEC.

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
(ii)Financial Statement Schedules:

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2021, 2020, and 2019
(In Thousands)

Description	Balance at Beginning of Year	Additions Charged to Cost and Expenses		Deductions		Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2021	$25	$34		—		$59
Year ended December 31, 2020	24	1		—		25
Year ended December 31, 2019	8	16		—		24

Deferred tax asset valuation allowance:
Year ended December 31, 2021	$46,015	—		($9,111)	(a)	$36,904
Year ended December 31, 2020	39,320	6,695	(b)	—		46,015
Year ended December 31, 2019	38,839	481	(b)	—		39,320

(a)The 2021 decrease in the valuation allowance is due to a reduction in TRS deferred tax assets.
(b)The 2020 and 2019 increase in the valuation allowance is due to an increase in TRS deferred tax assets.
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

Incorporated by reference to Exhibit 2.1 to the Registrant’s April 1, 2020 Form 8-K

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s May 23, 2012 Form 8-K

3.2	By-Laws	Incorporated by reference to Exhibit 3.2 to the Registrant’s October 21, 2009 Form 8-K

3.3	Limited Liability Company Agreement of Rayonier Operating Company LLC	Incorporated by reference to Exhibit 3.3 to the Registrant’s June 30, 2010 Form 10-Q

3.4	Amended and Restated Agreement of Limited Partnership of Rayonier, L.P., dated as of May 8, 2020	Incorporated by reference to Exhibit 3.1 to the Registrant’s May 13, 2020 Form 8-K

3.5	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Rayonier, L.P., dated as of May 21, 2021	Incorporated by reference to Exhibit 3.1 to the Registrant's June 30, 2021 Form 10-Q

4.1	Indenture among Rayonier, L.P., Rayonier Inc., the guarantors party thereto from time to time and The Bank of New York Mellon, N.A., as Trustee, dated as of September 9, 2020	Incorporated by reference to Exhibit 4.8 to the Registrant’s September 10, 2020 Registration Statement on Form S-3

Exhibit No.	Description	Location
4.2	First Supplemental Indenture, dated May 17, 2021, among Rayonier, L.P., as issuer, the guarantors party thereto and the Bank of New York Mellon Trust Company, N.A., as trustee	Incorporated by reference to Exhibit 4.2 to the Registrant's May 17, 2021 Form 8-K

4.3	Form of Note for 2.750% Senior Notes due 2031 (contained in Exhibit A to Exhibit 4.2)	Incorporated by reference to Exhibit 4.2 to the Registrant's May 17, 2021 Form 8-K

4.4	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated by reference to Exhibit 4.7 to the Registrant's December 31, 2020 Form 10-K

10.1	Rayonier Investment and Savings Plan for Salaried Employees effective March 1, 1994, amended and restated effective April 1, 2015 and further amended effective September 8, 2015*	Incorporated by reference to Exhibit 10.2 to the Registrant’s December 31, 2015 Form 10-K

10.2	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective as of June 1, 2016, executed February 25, 2016*	Incorporated by reference to Exhibit 10.1 to the Registrant’s March 31, 2016 Form 10-Q

10.3	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective as of June 1, 2016, executed June 13, 2016*	Incorporated by reference to Exhibit 10.3 to the Registrant’s December 31, 2019 Form 10-K

10.4	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective as of January 1, 2017, executed January 17, 2017*	Incorporated by reference to Exhibit 10.1 to the Registrant’s March 31, 2017 Form 10-Q

10.5	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective as of January 1, 2017, executed July 20, 2017*	Incorporate by reference to Exhibit 10.1 to the Registrant’s June 30, 2017 Form 10-Q

10.6	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective as of April 1, 2017, executed December 7, 2016*	Incorporated by reference to Exhibit 10.6 to the Registrant’s December 31, 2019 Form 10-K

10.7	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective as of October 1 2017, executed November 9, 2017*	Incorporated by reference to Exhibit 10.6 to the Registrant’s December 31, 2017 Form 10-K

10.8	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective as of November 1, 2018, executed December 21, 2018*	Incorporated by reference to Exhibit 10.7 to the Registrant’s December 31, 2018 Form 10-K

10.9	Amended and Restated Retirement Plan for Salaried Employees of Rayonier Inc. effective January 1, 2014*	Incorporated by reference to Exhibit 10.9 to the Registrant’s December 31, 2015 Form 10-K

10.10	First Amendment to the Retirement Plan for Salaried Employees of Rayonier Inc. effective as of December 31, 2016*	Incorporated by reference to Exhibit 10.2 to the Registrant’s September 30, 2016 Form 10-Q

10.11	Rayonier Inc. Excess Benefit Plan, as amended*	Incorporated by reference to Exhibit 10.2 to the Registrant’s June 30, 2010 Form 10-Q

10.12	Form of Rayonier Outside Directors Compensation Program/Cash Deferral Option Agreement*	Incorporated by reference to Exhibit 10.24 to the Registrant’s December 31, 2006 Form 10-K

10.13	Trust Agreement for the Rayonier Inc. Legal Resources Trust*	Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2014 Form 10-Q

Exhibit No.	Description	Location
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

10.16	Intellectual Property Agreement, dated June 27, 2014, by and between Rayonier Inc. and Rayonier Advanced Materials Inc.	Incorporated by reference to Exhibit 10.4 to the Registrant’s June 30, 2014 Form 8-K

10.17	Form of Indemnification Agreement between Rayonier Inc. and its Officers and Directors*	Incorporated by reference to Exhibit 10.8 to the Registrant’s June 30, 2014 Form 10-Q

10.18	Form of Indemnification Agreement between Rayonier Inc. and its Officers	Incorporated by reference to Exhibit 10.18 to the Registrant’s December 31, 2019 Form 10-K

10.19	Rayonier Incentive Stock Plan, as amended*	Incorporate by reference to Exhibit 10.1 to the Registrant’s September 30, 2020 Form 10-Q
10.20	Form of Rayonier Incentive Stock Plan Non-Qualified Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.19 to the Registrant’s December 31, 2008 Form 10-K

10.21	Form of Rayonier Incentive Stock Plan Restricted Stock Award Agreement*	Incorporated by reference to Exhibit 10.5 to the Registrant’s March 31, 2015 Form 10-Q

10.22	2019 Performance Share Award Program*	Incorporated by reference to Exhibit 10.18 to the Registrant’s December 31, 2019 Form 10-K

10.23	2020 Performance Share Award Program*	Incorporated by reference to Exhibit 10.3 to the Registrant’s March 31, 2020 Form 10-Q

10.24	2021 Performance Share Award Program*	Incorporated by reference to Exhibit 10.1 to the Registrant's March 31, 2021 Form 10-Q

10.25	2022 Performance Share Award Program*	Filed herewith

10.26	Rayonier Inc. Supplemental Savings Plan effective March 1, 2016*	Incorporated by reference to Exhibit 10.2 to the Registrant’s March 31, 2016 Form 10-Q

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
Incorporated by reference to Exhibit 10.3 to the Registrant’s March 31, 2016 Form 10-Q

Exhibit No.	Description	Location
10.28
Second Amendment to Credit Agreement, dated as of April 1, 2020, by and among Rayonier Inc., Rayonier TRS Holdings Inc. and Rayonier Operating Company LLC, as borrowers, the several banks, financial institutions and other institutional lenders party thereto and CoBank, ACB as administrative agent, swing line lender and issuing bank
Incorporated by reference to Exhibit 10.4 to the Registrant’s March 31, 2020 Form 10-Q

10.29	Annex A to Second Amendment to Credit Agreement	Incorporated by reference to Exhibit 10.5 to the Registrant’s March 31, 2020 Form 10-Q

10.30
First Amendment and Incremental Term Loan Agreement dated as of April 28, 2016, by and among Rayonier Inc., Rayonier TRS Holdings Inc., Rayonier Operating Company LLC, as Borrowers, CoBank, ACB, as Administrative Agent and the several banks, financial institutions and other institutional lenders party thereto
Incorporated by reference to Exhibit 10.1 to the Registrant’s May 2, 2016 Form 8-K

10.31
Third Amendment and Incremental Term Loan Agreement, dated as of April 16, 2020, by and among Rayonier Inc., Rayonier TRS Holdings Inc., and Rayonier Operating Company LLC, as borrowers, the several banks, financial institutions and other institutional lenders party thereto and CoBank, ACB as administrative agent
Incorporated by reference to Exhibit 10.7 to the Registrant’s March 31, 2020 Form 10-Q

10.32
Fourth Amendment and Incremental Term Loan Agreement, dated as of June 1, 2021, by and among Rayonier Inc., Rayonier TRS Holdings Inc., Rayonier Operating Company LLC, and Rayonier L.P., as borrowers, the several banks, financial institutions and other lenders party thereto and CoBank, ACB, as administrative agent
Incorporated by reference to Exhibit 10.1 to the Registrant's June 1, 2021 Form 8-K

10.33	2016 Guarantee Agreement dated as of April 28, 2016 among Rayonier Inc., Rayonier TRS Holdings Inc. and COBANK, ACB, as Administrative Agent	Incorporated by reference to Exhibit 10.2 to the Registrant’s May 2, 2016 Form 8-K

10.34	Amended and Restated Executive Severance Pay Plan effective as of October 2020*	Incorporated by reference to Exhibit 10.2 to the Registrant’s September 30, 2020 Form 10-Q

10.35	Trust Agreement for the Rayonier Inc. Executive Severance Pay Plan*	Incorporated by reference to Exhibit 10.26 to the Registrant’s December 31, 2001 Form 10-K

10.36	Amendment to Trust Agreement for the Rayonier Inc. Executive Severance Plan*	Incorporated by reference to Exhibit 10.2 to the Registrant’s September 30, 2014 Form 10-Q

10.37	LTI Supplemental Terms Vesting in Event of Retirement*	Incorporated by reference to Exhibit 10.30 to the Registrant’s December 31, 2019 Form 10-K

10.38	Rayonier Incentive Stock Plan Restricted Stock Unit Award Agreement, dated 2019*	Incorporated by reference to Exhibit 10.31 to the Registrant’s December 31, 2019 Form 10-K

10.39	Rayonier Non-Equity Incentive Plan, as amended, Effective as of January 1, 2020*	Incorporated by reference to Exhibit 10.32 to the Registrant’s December 31, 2019 Form 10-K

10.40	Rayonier Incentive Stock Plan Performance Share Award Agreement*	Incorporated by reference to Exhibit 10.35 to the Registrant's December 31, 2020 Form 10-K

Exhibit No.	Description	Location
40.41
Accordion Increase Agreement, dated as of April 13, 2020, by and among Rayonier Inc., Rayonier TRS Holdings Inc., and Rayonier Operating Company LLC, as borrowers, the several banks, financial institutions and other institutional lenders party thereto and CoBank, ACB as administrative agent, swing line lender and issuing bank
Incorporated by reference to Exhibit 10.6 to the Registrant’s March 31, 2020 Form 10-Q

10.42	Tax Protection Agreement, dated as of May 8, 2020, by and among Rayonier Inc., Rayonier, L.P. and Pope Resources, A Delaware Limited Partnership	Incorporated by reference to Exhibit 10.1 to the Registrant’s May 13, 2020 Form 8-K

10.43	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective as of April 1, 2020, executed March 23, 2020*	Incorporated by reference to Exhibit 10.7 to the Registrant’s June 30, 2020 10-Q

10.44	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective as of May 8, 2020, executed May 4, 2020*	Incorporated by reference to Exhibit 10.8 to the Registrant’s June 30, 2020 10-Q

10.45	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective as of May 8, 2020, executed May 8, 2020*	Incorporated by reference to Exhibit 10.9 to the Registrant’s June 30, 2020 10-Q

10.46	Pope Resources 2005 Unit Incentive Plan*	Incorporated by reference to Exhibit 4.3 to the Registrant’s May 8, 2020 Registration Statement on Form S-8

21.1	List of subsidiaries of Rayonier Inc	Filed herewith

21.2	List of subsidiaries of Rayonier, L.P.	Filed herewith

22.1	List of Guarantor Subsidiaries	Incorporated by reference to Exhibit 22.1 to the Registrant’s June 30, 2021 10-Q

23.1	Rayonier Inc. - Consent of Ernst & Young LLP	Filed herewith

23.2	Rayonier, L.P. - Consent of Ernst & Young LLP	Filed herewith

24	Powers of attorney	Filed herewith

31.1	Rayonier Inc. - Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Rayonier Inc. - Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14-(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Rayonier, L.P. - Chief Executive Officer’s Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.4	Rayonier, L.P - Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Rayonier Inc. - Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Rayonier, L.P. - Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

Exhibit No.	Description	Location
101
The following financial information from our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in Inline Extensible Business Reporting Language (“iXBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2021, 2020 and 2019; (ii) the Consolidated Balance Sheets as of December 31, 2021 and 2020; (iii) the Consolidated Statements of Shareholders’ Equity/Statement of Capital for the Years Ended December 31, 2021, 2020 and 2019; (iv) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019; and (v) the Notes to the Consolidated Financial Statements.
Filed herewith

104	The cover page from the Company’s Annual Report on Form 10-K from the fiscal year ended December 31, 2021, formatted in Inline XBRL (included as Exhibit 101)	Filed herewith

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
February 25, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Rayonier Inc., for itself and in its capacity as General Partner of Rayonier, L.P. and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID L. NUNES	President and Chief Executive Officer	February 25, 2022
David L. Nunes (Principal Executive Officer)

/s/ MARK MCHUGH	Senior Vice President and Chief Financial Officer	February 25, 2022
Mark McHugh (Principal Financial Officer)

/s/ APRIL TICE	Vice President and Chief Accounting Officer	February 25, 2022
April Tice (Principal Accounting Officer)

*	Chairman of the Board
Dod A. Fraser

*	Director
Keith E. Bass

*	Director
Ann C. Nelson

*	Director
Scott R. Jones

*	Director
V. Larkin Martin

*	Director
Meridee A. Moore

*	Director
Matthew J. Rivers

*	Director
Andrew G. Wiltshire

*By:	/s/ MARK R. BRIDWELL	February 25, 2022
Mark R. Bridwell Attorney-In-Fact