Form 10-Q
period 2022-03-31
RAYONIER INC; Rayonier, L.P.
filed 2022-05-06
CIK 52827, 1806931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Rayonier Inc.    Yes ☐        No  ☒    Rayonier, L.P.    Yes ☐        No  ☒
As of April 29, 2022, Rayonier Inc. had 146,292,726 Common Shares outstanding. As of April 29, 2022, Rayonier, L.P. had 3,312,229 Units outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarterly period ended March 31, 2022 of Rayonier Inc., a North Carolina corporation, and Rayonier, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Rayonier” or “the Company” mean Rayonier Inc. and references to the “Operating Partnership” mean Rayonier, L.P. References to “we,” “us,” and “our” mean collectively Rayonier Inc., the Operating Partnership and entities/subsidiaries owned or controlled by Rayonier Inc. and/or the Operating Partnership.

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

As of March 31, 2022, the Company owned a 97.8% interest in the Operating Partnership, with the remaining 2.2% interest owned by limited partners of the Operating Partnership. As the sole general partner of the Operating Partnership, Rayonier Inc. has exclusive control of the day-to-day management of the Operating Partnership.

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

•A separate Part I, Item 4. Controls and Procedures related to each reporting entity;
•A separate Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds section related to each reporting entity; and
•Separate Exhibit 31 and 32 certifications for each reporting entity within Part II, Item 6.

i

PART I.        FINANCIAL INFORMATION

Item 1.         Financial Statements

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
SALES (NOTE 3)	$222,041	$191,447
Costs and Expenses
Cost of sales	(160,979)	(151,378)
Selling and general expenses	(14,760)	(14,032)
Other operating (expense) income, net (Note 15)	(984)	2,448
	(176,723)	(162,962)
OPERATING INCOME	45,318	28,485
Interest expense	(8,337)	(10,028)
Interest and other miscellaneous expense, net	(468)	(4)
INCOME BEFORE INCOME TAXES	36,513	18,453
Income tax expense (Note 17)	(5,515)	(3,421)
NET INCOME	30,998	15,032
Less: Net income attributable to noncontrolling interests in the operating partnership	(669)	(341)
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(1,012)	(3,843)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	29,317	10,848
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment, net of income tax effect of $0 and $0	6,458	(14,288)
Cash flow hedges, net of income tax effect of $1,022 and $1,059	40,427	61,001
Amortization of pension and postretirement plans, net of income tax expense of $0 and $0	188	294
Total other comprehensive income	47,073	47,007
COMPREHENSIVE INCOME	78,071	62,039
Less: Comprehensive income attributable to noncontrolling interests in the operating partnership	(1,686)	(1,872)
Less: Comprehensive income attributable to noncontrolling interests in consolidated affiliates	(2,408)	(580)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$73,977	$59,587
EARNINGS PER COMMON SHARE (NOTE 5)
Basic earnings per share attributable to Rayonier Inc.	$0.20	$0.08
Diluted earnings per share attributable to Rayonier Inc.	$0.20	$0.08

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents, excluding Timber Funds	$256,537	$358,680
Cash and cash equivalents, Timber Funds	3,185	3,493
Total cash and cash equivalents	259,722	362,173
Restricted cash, Timber Funds (Note 19)	5,464	6,341
Accounts receivable, less allowance for doubtful accounts of $66 and $59	52,906	30,018
Inventory (Note 14)	33,290	28,523
Prepaid expenses	20,088	18,528
Assets held for sale (Note 20)	2,466	5,099
Other current assets	1,162	749
Total current assets	375,098	451,431
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,869,194	2,894,996
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 13)	111,445	106,878
PROPERTY, PLANT AND EQUIPMENT
Land	6,400	6,401
Buildings	31,198	31,168
Machinery and equipment	6,497	6,494
Construction in progress	510	460
Total property, plant and equipment, gross	44,605	44,523
Less — accumulated depreciation	(15,699)	(14,900)
Total property, plant and equipment, net	28,906	29,623
RESTRICTED CASH, EXCLUDING TIMBER FUNDS (NOTE 19)	625	625
RIGHT-OF-USE ASSETS	104,183	101,837
OTHER ASSETS	70,413	50,966
TOTAL ASSETS	$3,559,864	$3,636,356
LIABILITIES, NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$31,131	$23,447
Current maturities of long-term debt, net, (Note 6)	2,087	124,965
Accrued taxes	2,754	12,446
Accrued payroll and benefits	6,068	14,514
Accrued interest	6,677	6,343
Deferred revenue	13,699	17,802
Distribution payable, Timber Funds	5,464	6,341
Other current liabilities	24,782	25,863
Total current liabilities	92,662	231,721
LONG-TERM DEBT, NET, (NOTE 6)	1,243,673	1,242,819
PENSION AND OTHER POSTRETIREMENT BENEFITS (NOTE 16)	10,201	10,478
LONG-TERM LEASE LIABILITY	95,543	93,416
OTHER NON-CURRENT LIABILITIES	99,907	108,521
COMMITMENTS AND CONTINGENCIES (NOTES 9 and 10)
NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP (NOTE 4)	136,239	133,823
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 shares authorized,146,107,688 and 145,372,961 shares issued and outstanding	1,421,946	1,389,073
Retained earnings	389,077	402,307
Accumulated other comprehensive income (loss) (Note 18)	25,973	(19,604)
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,836,996	1,771,776
Noncontrolling interests in consolidated affiliates (Note 4)	44,643	43,802
TOTAL SHAREHOLDERS’ EQUITY	1,881,639	1,815,578
TOTAL LIABILITIES, NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND SHAREHOLDERS’ EQUITY	$3,559,864	$3,636,356
See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except share data)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Affiliates	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2022	145,372,961	$1,389,073	$402,307	($19,604)	$43,802	$1,815,578
Net income	—	—	29,986	—	1,012	30,998
Net income attributable to noncontrolling interests in the operating partnership	—	—	(669)	—	—	(669)
Dividends ($0.27 per share) (a)	—	—	(39,902)	—	—	(39,902)
Issuance of shares under the “at-the-market” equity offering, net of commissions and offering costs of $339	726,248	29,771	—	—	—	29,771
Issuance of shares under incentive stock plans	11,364	415	—	—	—	415
Stock-based compensation	—	2,797	—	—	—	2,797
Repurchase of common shares	(5,420)	(214)	—	—	—	(214)
Adjustment of noncontrolling interests in the operating partnership	—	—	(2,645)	—	—	(2,645)
Conversion of units into common shares	2,535	104	—	—	—	104
Amortization of pension and postretirement plan liabilities	—	—	—	188	—	188
Foreign currency translation adjustment	—	—	—	5,668	790	6,458
Cash flow hedges	—	—	—	39,822	605	40,427
Allocation of other comprehensive income to noncontrolling interests in the operating partnership	—	—	—	(101)	—	(101)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(1,566)	(1,566)
Balance, March 31, 2022	146,107,688	$1,421,946	$389,077	$25,973	$44,643	$1,881,639

(a)For information regarding distributions to noncontrolling interests in the operating partnership, see the Rayonier Inc. Consolidated Statements of Cash Flows and Note 4 — Noncontrolling Interests.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CONTINUED)
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

(a)For information regarding distributions to noncontrolling interests in the operating partnership, see the Rayonier Inc. Consolidated Statements of Cash Flows and Note 4 — Noncontrolling Interests.

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net income	$30,998	$15,032
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	47,419	45,213
Non-cash cost of land and improved development	5,359	1,813
Stock-based incentive compensation expense	2,797	2,156
Deferred income taxes	(8,014)	(1,128)
Amortization of losses from pension and postretirement plans	188	294
Other	(2,244)	(3,681)
Changes in operating assets and liabilities:
Receivables	(27,837)	(3,697)
Inventories	(4,875)	(3,512)
Accounts payable	7,376	6,684
All other operating activities	(1,500)	(5,306)
CASH PROVIDED BY OPERATING ACTIVITIES	49,667	53,868
INVESTING ACTIVITIES
Capital expenditures	(15,597)	(15,831)
Real estate development investments	(3,137)	(3,011)
Purchase of timberlands	(2,830)	(29,938)
Other	2,619	4,356
CASH USED FOR INVESTING ACTIVITIES	(18,945)	(44,424)
FINANCING ACTIVITIES
Issuance of debt	404,018	—
Repayment of debt	(526,948)	—
Dividends paid on common shares	(39,444)	(37,490)
Distributions to noncontrolling interests in the operating partnership	(895)	(1,155)
Proceeds from the issuance of common shares under incentive stock plan	579	1,166
Proceeds from the issuance of common shares under the “at-the-market” (ATM) equity offering program, net of commissions and offering costs	30,918	32,545
Repurchase of common shares to pay withholding taxes on vested incentive stock awards	(214)	(155)
Distributions to noncontrolling interests in consolidated affiliates	(2,684)	(8,737)
CASH USED FOR FINANCING ACTIVITIES	(134,670)	(13,826)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	620	(5)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	(103,328)	(4,387)
Balance, beginning of year	369,139	87,482
Balance, end of period	$265,811	$83,095

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest (a)	$3,935	$2,945
Income taxes	14,042	4,838
Non-cash investing activity:
Capital assets purchased on account	4,511	4,814

(a)Interest paid is presented net of patronage payments received of $5.5 million and $6.2 million for the three months ended March 31, 2022 and March 31, 2021, respectively. For additional information on patronage payments, see Note 10 — Debt in the 2021 Form 10-K.

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2022	2021
SALES (NOTE 3)	$222,041	$191,447
Costs and Expenses
Cost of sales	(160,979)	(151,378)
Selling and general expenses	(14,760)	(14,032)
Other operating (expense) income, net (Note 15)	(984)	2,448
	(176,723)	(162,962)
OPERATING INCOME	45,318	28,485
Interest expense	(8,337)	(10,028)
Interest and other miscellaneous expense, net	(468)	(4)
INCOME BEFORE INCOME TAXES	36,513	18,453
Income tax expense (Note 17)	(5,515)	(3,421)
NET INCOME	30,998	15,032
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(1,012)	(3,843)
NET INCOME ATTRIBUTABLE TO RAYONIER, L.P. UNITHOLDERS	29,986	11,189
OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment, net of income tax effect of $0 and $0	6,458	(14,288)
Cash flow hedges, net of income tax effect of $1,022 and $1,059	40,427	61,001
Amortization of pension and postretirement plans, net of income tax expense of $0 and $0	188	294
Total other comprehensive income	47,073	47,007
COMPREHENSIVE INCOME	78,071	62,039
Less: Comprehensive income attributable to noncontrolling interests in consolidated affiliates	(2,408)	(580)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER, L.P. UNITHOLDERS	$75,663	$61,459
EARNINGS PER UNIT (NOTE 5)
Basic earnings per unit attributable to Rayonier, L.P.	$0.20	$0.08
Diluted earnings per unit attributable to Rayonier, L.P.	$0.20	$0.08

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents, excluding Timber Funds	$256,537	$358,680
Cash and cash equivalents, Timber Funds	3,185	3,493
Total cash and cash equivalents	259,722	362,173
Restricted cash, Timber Funds (Note 19)	5,464	6,341
Accounts receivable, less allowance for doubtful accounts of $66 and $59	52,906	30,018
Inventory (Note 14)	33,290	28,523
Prepaid expenses	20,088	18,528
Assets held for sale (Note 20)	2,466	5,099
Other current assets	1,162	749
Total current assets	375,098	451,431
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,869,194	2,894,996
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 13)	111,445	106,878
PROPERTY, PLANT AND EQUIPMENT
Land	6,400	6,401
Buildings	31,198	31,168
Machinery and equipment	6,497	6,494
Construction in progress	510	460
Total property, plant and equipment, gross	44,605	44,523
Less — accumulated depreciation	(15,699)	(14,900)
Total property, plant and equipment, net	28,906	29,623
RESTRICTED CASH, EXCLUDING TIMBER FUNDS (NOTE 19)	625	625
RIGHT-OF-USE ASSETS	104,183	101,837
OTHER ASSETS	70,413	50,966
TOTAL ASSETS	$3,559,864	$3,636,356
LIABILITIES, REDEEMABLE OPERATING PARTNERSHIP UNITS AND CAPITAL
CURRENT LIABILITIES
Accounts payable	$31,131	$23,447
Current maturities of long-term debt, net, (Note 6)	2,087	124,965
Accrued taxes	2,754	12,446
Accrued payroll and benefits	6,068	14,514
Accrued interest	6,677	6,343
Deferred revenue	13,699	17,802
Distribution payable, Timber Funds	5,464	6,341
Other current liabilities	24,782	25,863
Total current liabilities	92,662	231,721
LONG-TERM DEBT, NET, (NOTE 6)	1,243,673	1,242,819
PENSION AND OTHER POSTRETIREMENT BENEFITS (NOTE 16)	10,201	10,478
LONG-TERM LEASE LIABILITY	95,543	93,416
OTHER NON-CURRENT LIABILITIES	99,907	108,521
COMMITMENTS AND CONTINGENCIES (NOTES 9 and 10)
REDEEMABLE OPERATING PARTNERSHIP UNITS (NOTE 4) 3,313,206 and 3,315,741 Units outstanding, respectively	136,239	133,823
CAPITAL
General partners’ capital	18,068	17,872
Limited partners’ capital	1,788,713	1,769,367
Accumulated other comprehensive income (loss) (Note 18)	30,215	(15,463)
TOTAL CONTROLLING INTEREST CAPITAL	1,836,996	1,771,776
Noncontrolling interests in consolidated affiliates (Note 4)	44,643	43,802
TOTAL CAPITAL	1,881,639	1,815,578
TOTAL LIABILITIES, REDEEMABLE OPERATING PARTNERSHIP UNITS AND CAPITAL	$3,559,864	$3,636,356

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Unaudited)
(Dollars in thousands, except share data)

	Units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Affiliates	Total Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance, January 1, 2022	$17,872	$1,769,367	($15,463)	$43,802	$1,815,578
Net income	300	29,686	—	1,012	30,998
Distributions on units ($0.27 per unit)	(408)	(40,388)	—	—	(40,796)
Issuance of units under the “at-the-market” equity offering, net of commissions and offering costs of $339	298	29,473	—	—	29,771
Issuance of units under incentive stock plans	4	411	—	—	415
Stock-based compensation	28	2,769	—	—	2,797
Repurchase of units	(2)	(212)	—	—	(214)
Adjustment of Redeemable Operating Partnership Units	(25)	(2,496)	—	—	(2,521)
Conversion of units into common shares	1	103	—	—	104
Amortization of pension and postretirement plan liabilities	—	—	188	—	188
Foreign currency translation adjustment	—	—	5,668	790	6,458
Cash flow hedges	—	—	39,822	605	40,427
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,566)	(1,566)
Balance, March 31, 2022	$18,068	$1,788,713	$30,215	$44,643	$1,881,639

	Units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Affiliates	Total Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance, January 1, 2021	$15,454	$1,529,948	($71,345)	$388,588	$1,862,645
Net income	112	11,077	—	3,843	15,032
Distributions on units ($0.27 per unit)	(387)	(38,300)	—	—	(38,687)
Issuance of shares under the “at-the-market” equity offering, net of commissions and offering costs of $197	367	36,341	—	—	36,708
Issuance of units under incentive stock plans	12	1,154	—	—	1,166
Stock-based compensation	22	2,134	—	—	2,156
Repurchase of units	(2)	(153)	—	—	(155)
Adjustment of Redeemable Operating Partnership Units	(126)	(12,458)	—	—	(12,584)
Conversion of units into common shares	47	4,668	—	—	4,715
Measurement period adjustment of noncontrolling interests in consolidated affiliates	—	—	—	655	655
Amortization of pension and postretirement plan liabilities	—	—	294	—	294
Foreign currency translation adjustment	—	—	(11,652)	(2,636)	(14,288)
Cash flow hedges	—	—	61,628	(627)	61,001
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(8,737)	(8,737)
Balance, March 31, 2021	$15,499	$1,534,411	($21,075)	$381,086	$1,909,921

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net income	$30,998	$15,032
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	47,419	45,213
Non-cash cost of land and improved development	5,359	1,813
Stock-based incentive compensation expense	2,797	2,156
Deferred income taxes	(8,014)	(1,128)
Amortization of losses from pension and postretirement plans	188	294
Other	(2,244)	(3,681)
Changes in operating assets and liabilities:
Receivables	(27,837)	(3,697)
Inventories	(4,875)	(3,512)
Accounts payable	7,376	6,684
All other operating activities	(1,500)	(5,306)
CASH PROVIDED BY OPERATING ACTIVITIES	49,667	53,868
INVESTING ACTIVITIES
Capital expenditures	(15,597)	(15,831)
Real estate development investments	(3,137)	(3,011)
Purchase of timberlands	(2,830)	(29,938)
Other	2,619	4,356
CASH USED FOR INVESTING ACTIVITIES	(18,945)	(44,424)
FINANCING ACTIVITIES
Issuance of debt	404,018	—
Repayment of debt	(526,948)	—
Distributions on units	(40,339)	(38,645)
Proceeds from the issuance of units under incentive stock plan	579	1,166
Proceeds from the issuance of units under the “at-the-market” (ATM) equity offering program, net of commissions and offering costs	30,918	32,545
Repurchase of units to pay withholding taxes on vested incentive stock awards	(214)	(155)
Distributions to noncontrolling interests in consolidated affiliates	(2,684)	(8,737)
CASH USED FOR FINANCING ACTIVITIES	(134,670)	(13,826)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	620	(5)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	(103,328)	(4,387)
Balance, beginning of year	369,139	87,482
Balance, end of period	$265,811	$83,095

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest (a)	$3,935	$2,945
Income taxes	14,042	4,838
Non-cash investing activity:
Capital assets purchased on account	4,511	4,814

(a)Interest paid is presented net of patronage payments received of $5.5 million and $6.2 million for the three months ended March 31, 2022 and March 31, 2021, respectively. For additional information on patronage payments, see Note 10 — Debt in the 2021 Form 10-K.

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
The Rayonier Inc. and Rayonier, L.P. year-end balance sheet information was derived from audited financial statements not included herein. In the opinion of management, these financial statements and notes reflect any adjustments (all of which are normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. These statements and notes should be read in conjunction with the financial statements and supplementary data included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC (the “2021 Form 10-K”).
As of March 31, 2022, the Company owned a 97.8% interest in the Operating Partnership, with the remaining 2.2% interest owned by limited partners of the Operating Partnership. As the sole general partner of the Operating Partnership, Rayonier Inc. has exclusive control of the day-to-day management of the Operating Partnership.
SUMMARY OF UPDATES TO SIGNIFICANT ACCOUNTING POLICIES
For a full description of our other significant accounting policies, see Note 1 — Summary of Significant Accounting Policies in our 2021 Form 10-K.
NEW ACCOUNTING STANDARDS
In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides optional guidance to ease the potential burden in accounting due to reference rate reform. ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. We have elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. We continue to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
In August 2020, the FASB issued ASU 2020-06, Debt–Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging–Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. The pronouncement eliminates the requirement that contracts legally permitting settlement in registered shares be classified as temporary equity. As a result, Redeemable Operating Partnership Units may be classified as permanent partners’ capital in the Operating Partnership’s accompanying balance sheets and the related noncontrolling interest as permanent equity in the accompanying balance sheets of Rayonier, Inc. However, the corresponding SEC guidance on equity classification has remained unchanged. We will continue to monitor any developments in this area and may reclassify the temporary partners’ capital and noncontrolling interest to permanent upon agreement in guidance.
Recent accounting pronouncements adopted or pending adoption not discussed above are either not applicable or are not expected to have a material impact on our consolidated financial condition, results of operations, or cash flows.
SUBSEQUENT EVENTS
On April 1, 2022, the New Zealand subsidiary made a capital distribution to its partners on a pro rata basis in order to redeem certain equity interests, which was reinvested by the partners in shareholder loans to the New Zealand subsidiary. Our capital distribution and portion of the shareholder loan are eliminated in consolidation. The

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

capital distribution to the minority shareholder and its reinvestment in the shareholder loan resulted in the recording of a loan payable by the New Zealand subsidiary in the amount of $27.9 million due in 2027 at a fixed rate of 6.48%.

2.    SEGMENT AND GEOGRAPHICAL INFORMATION
Sales between operating segments are made based on estimated fair market value, and intercompany sales, purchases and profits (losses) are eliminated in consolidation. We evaluate financial performance based on segment operating income and Adjusted Earnings before Interest, Taxes, Depreciation, Depletion and Amortization (“Adjusted EBITDA”). Asset information is not reported by segment, as we do not produce asset information by segment internally.
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
The following tables summarize the segment information for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
SALES	2022	2021
Southern Timber	$76,763	$51,677
Pacific Northwest Timber	46,281	41,522
New Zealand Timber	51,389	57,579
Timber Funds (a)	—	14,939
Real Estate	34,195	10,504
Trading	13,461	16,665
Intersegment Eliminations (b)	(48)	(1,439)
Total	$222,041	$191,447

(a)The three months ended March 31, 2021 includes $11.9 million of sales attributable to noncontrolling interests in Timber Funds.
(b)Primarily consists of the elimination of timberland investment management fees paid to us by the timber funds, which were initially recognized as sales and cost of sales within the Timber Funds segment, as well as log marketing fees paid to our Trading segment from our Southern Timber and Pacific Northwest Timber segments for marketing log export sales.

	Three Months Ended March 31,
OPERATING INCOME	2022	2021
Southern Timber	$30,342	$17,347
Pacific Northwest Timber	6,606	1,350
New Zealand Timber	5,392	13,944
Timber Funds (a)	—	1,501
Real Estate	10,181	1,687
Trading	351	244
Corporate and Other	(7,554)	(7,588)
Total Operating Income	45,318	28,485
Unallocated interest expense and other	(8,805)	(10,032)
Total Income before Income Taxes	$36,513	$18,453

(a)The three months ended March 31, 2021 includes $1.1 million of operating income attributable to noncontrolling interests in Timber Funds.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended March 31,
DEPRECIATION, DEPLETION AND AMORTIZATION	2022	2021
Southern Timber	$18,059	$14,359
Pacific Northwest Timber	14,916	16,284
New Zealand Timber	4,989	7,250
Timber Funds (a)	—	5,500
Real Estate	9,145	1,557
Corporate and Other	310	263
Total	$47,419	$45,213

(a)The three months ended March 31, 2021 includes $4.9 million of depreciation, depletion and amortization attributable to noncontrolling interests in Timber Funds.

	Three Months Ended March 31,
NON-CASH COST OF LAND AND IMPROVED DEVELOPMENT	2022	2021
Real Estate	$5,359	$1,813
Total	$5,359	$1,813

3.    REVENUE
PERFORMANCE OBLIGATIONS
We recognize revenue when control of promised goods or services (“performance obligations”) is transferred to customers, in an amount that reflects the consideration expected in exchange for those goods or services (“transaction price”). We generally satisfy performance obligations within a year of entering into a contract and therefore have applied the disclosure exemption found under ASC 606-10-50-14. Unsatisfied performance obligations as of March 31, 2022 are primarily due to advances on stumpage contracts, unearned license revenue and post-closing obligations on real estate sales. These performance obligations are expected to be satisfied within the next twelve months. We generally collect payment within a year of satisfying performance obligations and therefore have elected not to adjust revenues for a financing component.
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
The following table summarizes revenue recognized during the three months ended March 31, 2022 and 2021 that was included in the contract liability balance at the beginning of each year:

	Three Months Ended March 31,
	2022	2021
Revenue recognized from contract liability balance at the beginning of the year (a)	$7,533	$5,920

(a)    Revenue recognized was primarily from hunting licenses and the use of advances on pay-as-cut timber sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables present our revenue from contracts with customers disaggregated by product type for the three months ended March 31, 2022 and 2021:

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Elim.	Total
March 31, 2022
Pulpwood	$37,611	$2,918	$7,595	—	—	$1,525	—	$49,649
Sawtimber	27,516	42,215	42,100	—	—	11,538	—	123,369
Hardwood	5,849	—	—	—	—	—	—	5,849
Total Timber Sales	70,976	45,133	49,695	—	—	13,063	—	178,867
License Revenue, Primarily From Hunting	4,688	116	62	—	—	—	—	4,866
Other Non-Timber/Carbon Revenue	1,099	1,032	1,632	—	—	—	—	3,763
Agency Fee Income	—	—	—	—	—	350	—	350
Total Non-Timber Sales	5,787	1,148	1,694	—	—	350	—	8,979
Improved Development	—	—	—	—	4,966	—	—	4,966
Rural	—	—	—	—	16,950	—	—	16,950
Timberland & Non-Strategic	—	—	—	—	11,400	—	—	11,400
Deferred Revenue/Other (a)	—	—	—	—	636	—	—	636
Total Real Estate Sales	—	—	—	—	33,952	—	—	33,952

Revenue from Contracts with Customers	76,763	46,281	51,389	—	33,952	13,413	—	221,798
Lease Revenue	—	—	—	—	243	—	—	243
Intersegment	—	—	—	—	—	48	(48)	—
Total Revenue	$76,763	$46,281	$51,389	—	$34,195	$13,461	($48)	$222,041

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Elim.	Total
March 31, 2021
Pulpwood	$21,856	$2,495	$9,542	$260	—	$1,835	—	$35,988
Sawtimber	21,963	37,758	47,792	13,308	—	14,389	—	135,210
Hardwood	405	—	—	—	—	—	—	405
Total Timber Sales	44,224	40,253	57,334	13,568	—	16,224	—	171,603
License Revenue, Primarily from Hunting	4,417	91	58	3	—	—	—	4,569
Other Non-Timber/Carbon Revenue	3,036	1,178	187	14	—	—	—	4,415
Agency Fee Income	—	—	—	—	—	356	—	356
Total Non-Timber Sales	7,453	1,269	245	17	—	356	—	9,340
Improved Development	—	—	—	—	252	—	—	252
Rural	—	—	—	—	9,765	—	—	9,765
Deferred Revenue/Other (a)	—	—	—	—	255	—	—	255
Total Real Estate Sales	—	—	—	—	10,272	—	—	10,272

Revenue from Contracts with Customers	51,677	41,522	57,579	13,585	10,272	16,580	—	191,215
Lease Revenue	—	—	—	—	232	—	—	232
Intersegment	—	—	—	1,354	—	85	(1,439)	—
Total Revenue	$51,677	$41,522	$57,579	$14,939	$10,504	$16,665	($1,439)	$191,447

(a)    Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables present our timber sales disaggregated by contract type for the three months ended March 31, 2022 and 2021:

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Trading	Total
March 31, 2022
Stumpage Pay-as-Cut	$36,206	—	—	—	—	$36,206
Stumpage Lump Sum	—	5,388	—	—	—	5,388
Total Stumpage	36,206	5,388	—	—	—	41,594

Delivered Wood (Domestic)	32,128	39,446	13,481	—	625	85,680
Delivered Wood (Export)	2,642	299	36,214	—	12,438	51,593
Total Delivered	34,770	39,745	49,695	—	13,063	137,273

Total Timber Sales	$70,976	$45,133	$49,695	—	$13,063	$178,867

March 31, 2021
Stumpage Pay-as-Cut	$21,257	—	—	—	—	$21,257
Stumpage Lump Sum	3	6,131	—	—	—	6,134
Total Stumpage	21,260	6,131	—	—	—	27,391

Delivered Wood (Domestic)	18,059	34,122	17,106	13,568	1,091	83,946
Delivered Wood (Export)	4,905	—	40,228	—	15,133	60,266
Total Delivered	22,964	34,122	57,334	13,568	16,224	144,212

Total Timber Sales	$44,224	$40,253	$57,334	$13,568	$16,224	$171,603

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

The following table sets forth the Company’s noncontrolling interests in the operating partnership:

	Three Months Ended March 31,
	2022	2021
Beginning noncontrolling interests in the operating partnership	$133,823	$130,121
Adjustment of noncontrolling interests in the operating partnership	2,645	11,867
Conversions of Redeemable Operating Partnership Units to Common Shares	(104)	(4,715)
Net Income attributable to noncontrolling interests in the operating partnership	669	341
Other Comprehensive Income attributable to noncontrolling interests in the operating partnership	101	1,531
Distributions to noncontrolling interests in the operating partnership	(895)	(1,155)
Total noncontrolling interests in the operating partnership	$136,239	$137,990

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

5.    EARNINGS PER SHARE AND PER UNIT
The following table provides details of the calculations of basic and diluted earnings per common share of the Company:

	Three Months Ended March 31,
	2022	2021
Earnings per common share - basic
Numerator:
Net Income	$30,998	$15,032
Less: Net income attributable to noncontrolling interests in the operating partnership	(669)	(341)
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(1,012)	(3,843)
Net income attributable to Rayonier Inc.	$29,317	$10,848
Denominator:
Denominator for basic earnings per common share - weighted average shares	145,430,171	137,870,821
Basic earnings per common share attributable to Rayonier Inc.:	$0.20	$0.08
Earnings per common share - diluted
Numerator:
Net Income	$30,998	$15,032
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(1,012)	(3,843)
Net income attributable to Rayonier Inc., before net income attributable to noncontrolling interests in the operating partnership	$29,986	$11,189
Denominator:
Denominator for basic earnings per common share - weighted average shares	145,430,171	137,870,821
Add: Dilutive effect of:
Stock options	7,229	4,051
Performance shares, restricted shares and restricted stock units	794,892	353,131
Noncontrolling interests in operating partnership units	3,314,784	4,330,794
Denominator for diluted earnings per common share - adjusted weighted average shares	149,547,076	142,558,797
Diluted earnings per common share attributable to Rayonier Inc.:	$0.20	$0.08

	Three Months Ended March 31,
	2022	2021
Anti-dilutive shares excluded from the computations of diluted earnings per common share:
Stock options, performance shares, restricted shares and restricted stock units	254	194,256
Total	254	194,256

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table provides details of the calculations of basic and diluted earnings per unit of the Operating Partnership:

	Three Months Ended March 31,
	2022	2021
Earnings per unit - basic
Numerator:
Net Income	$30,998	$15,032
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(1,012)	(3,843)
Net income available to unitholders	$29,986	$11,189
Denominator:
Denominator for basic earnings per unit - weighted average units	148,744,955	142,201,615
Basic earnings per unit attributable to Rayonier, L.P.:	$0.20	$0.08
Earnings per unit - diluted
Numerator:
Net Income	$30,998	$15,032
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(1,012)	(3,843)
Net income available to unitholders	$29,986	$11,189
Denominator:
Denominator for basic earnings per unit - weighted average units	148,744,955	142,201,615
Add: Dilutive effect of unit equivalents:
Stock options	7,229	4,051
Performance shares, restricted shares and restricted stock units	794,892	353,131
Denominator for diluted earnings per unit - adjusted weighted average units	149,547,076	142,558,797
Diluted earnings per unit attributable to Rayonier, L.P.:	$0.20	$0.08

	Three Months Ended March 31,
	2022	2021
Anti-dilutive unit equivalents excluded from the computations of diluted earnings per unit:
Stock options, performance shares, restricted shares and restricted stock units	254	194,256
Total	254	194,256

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

6.    DEBT
Our debt consisted of the following at March 31, 2022:

March 31, 2022
Debt
Term Credit Agreement borrowings due 2028 at a variable interest rate of 1.9% at March 31, 2022 (a)	$350,000
Senior Notes due 2031 at a fixed interest rate of 2.75%	450,000
Incremental Term Loan Agreement borrowings due 2026 at a variable interest rate of 1.9% at March 31, 2022 (b)	200,000
2021 Incremental Term Loan Facility Borrowings due 2029 at a variable interest rate of 1.8% at March 31, 2022 (c)	200,000
New Zealand subsidiary noncontrolling interests shareholder loan due 2025 at a fixed interest rate of 2.95% (d)	24,005
New Zealand subsidiary noncontrolling interests shareholder loan due 2026 at a fixed interest rate of 3.64% (d)	28,006
New Zealand Working Capital Facility due 2022 at a variable interest rate of 2.1% at March 31, 2022	2,087
Total principal debt	1,254,098
Less: Unamortized discounts	(3,346)
Less: Current maturities of long-term debt	(2,087)
Less: Deferred financing costs	(4,992)
Total long-term debt	$1,243,673

(a)    As of March 31, 2022, the periodic interest rate on the term credit agreement (the “Term Credit Agreement”) was LIBOR plus 1.600%. We estimate the effective fixed interest rate on the term loan facility to be approximately 3.0% after consideration of interest rate swaps and estimated patronage refunds.
(b)    As of March 31, 2022, the periodic interest rate on the incremental term loan (the “Incremental Term Loan Agreement”) was LIBOR plus 1.650%. We estimate the effective fixed interest rate on the incremental term loan facility to be approximately 2.4% after consideration of interest rate swaps and estimated patronage refunds.
(c)    As of March 31, 2022, the periodic interest rate on the 2021 incremental term loan (the “2021 Incremental Term Loan Facility”) was LIBOR plus 1.550%. We estimate the effective fixed interest rate on the incremental term loan facility to be approximately 1.5% after consideration of interest rate swaps and estimated patronage refunds.
(d)    Except for changes in the New Zealand foreign exchange rate, there have been no adjustments to the carrying value of the shareholder loans since inception.
Principal payments due during the next five years and thereafter are as follows:

Total
2022	$2,087
2023	—
2024	—
2025	24,005
2026	228,006
Thereafter	1,000,000
Total Debt	$1,254,098

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

2022 DEBT ACTIVITY
U.S. Debt
On January 3, 2022, we drew $200.0 million on our Revolving Credit Facility. On January 4, 2022, we repaid the $325.0 million Senior Notes due 2022 with $125.0 million of cash and the $200.0 million previously drawn on the Revolving Credit Facility. We then made a $200.0 million draw on our 2021 Incremental Term Loan Facility and simultaneously repaid the outstanding principal on our Revolving Credit Facility. The periodic interest rate on the 2021 Incremental Term Loan agreement is subject to a pricing grid based on our leverage ratio, as defined in the credit agreement. As of March 31, 2022, the periodic interest rate on the 2021 Incremental Term Loan is LIBOR plus 1.55%. Monthly payments of interest only are due on this loan through maturity.

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
At March 31, 2022, we had available borrowings of $299.1 million under the Revolving Credit Facility, net of $0.9 million to secure our outstanding letters of credit.
New Zealand Debt
During the three months ended March 31, 2022, the New Zealand subsidiary made $2.1 million of borrowings, net of repayments and changes in exchange rates, on its working capital facility (the “New Zealand Working Capital Facility”). At March 31, 2022, the New Zealand subsidiary had NZ$17.0 million of available borrowings under its working capital facility.
Subsequent Event
In April 2022, the New Zealand subsidiary recorded a noncontrolling interest share redemption and loan payable in the amount of $27.9 million. The shareholder loan is due in 2027 at a fixed rate of 6.48%. See Note 1 — Basis of Presentation for more information regarding subsequent events related to the New Zealand subsidiary.

DEBT COVENANTS
In connection with our $350 million Term Credit Agreement, $200 million Incremental Term Loan Agreement, $200 million 2021 Incremental Term Loan Facility and $300 million Revolving Credit Facility, customary covenants must be met, the most significant of which include interest coverage and leverage ratios.
The covenants listed below, which are the most significant financial covenants in effect as of March 31, 2022, are calculated on a trailing 12-month basis:

	Covenant Requirement	Actual Ratio	Favorable
Covenant EBITDA to consolidated interest expense should not be less than	2.5 to 1	13.6 to 1	11.1
Covenant debt to covenant net worth plus covenant debt shall not exceed	65%	40%	25%
    In addition to these financial covenants listed above, the Senior Notes due 2031, Term Credit Agreement, Incremental Term Loan Agreement, 2021 Incremental Term Loan Facility, and Revolving Credit Facility include customary covenants that limit the incurrence of debt and the disposition of assets, among others. At March 31, 2022, we were in compliance with all applicable covenants.

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
FOREIGN CURRENCY EXCHANGE AND OPTION CONTRACTS
The New Zealand subsidiary’s export sales are predominately denominated in U.S. dollars, and therefore its cash flows are affected by fluctuations in the exchange rate between the New Zealand dollar and the U.S. dollar. This exposure is partially managed by a natural currency hedge, as ocean freight payments and shareholder distributions are also paid in U.S. dollars. We manage any excess foreign exchange exposure through the use of derivative financial instruments. The New Zealand subsidiary typically hedges 50% to 90% of its estimated foreign currency exposure with respect to the following twelve months forecasted sales and purchases, less distributions, and up to 75% of the forward 12 to 18 months. Additionally, the New Zealand subsidiary will occasionally hedge up to 50% of its estimated foreign currency exposure with respect to the following 18 to 48 months forecasted sales and purchases, less distributions, when the New Zealand dollar is at a cyclical low versus the U.S. dollar. Foreign currency exposure from the New Zealand subsidiary’s trading operations is typically hedged based on the following three months forecasted sales and purchases. As of March 31, 2022, foreign currency exchange contracts and foreign currency option contracts had maturity dates through February 2024 and December 2023, respectively.
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
INTEREST RATE SWAPS
The following table contains information on the outstanding interest rate swaps as of March 31, 2022:

Outstanding Interest Rate Swaps (a)
Date Entered Into	Term	Notional Amount	Related Debt Facility	Fixed Rate of Swap	Bank Margin on Debt	Total Effective Interest Rate (b)
August 2015	9 years	$170,000	Term Credit Agreement	2.20%	1.60%	3.80%
August 2015	9 years	180,000	Term Credit Agreement	2.35%	1.60%	3.95%
April 2016	10 years	100,000	Incremental Term Loan	1.60%	1.65%	3.25%
April 2016	10 years	100,000	Incremental Term Loan	1.60%	1.65%	3.25%
May 2021 (c)(d)	7 years	200,000	2021 Incremental Term Loan Facility	0.77%	1.55%	2.32%

(a)All interest rate swaps have been designated as interest rate cash flow hedges and qualify for hedge accounting.
(b)Rate is before estimated patronage payments.
(c)On February 1, 2022, our $200.0 million notional forward-starting interest rate swap matured into an active interest rate swap. See Note 6 - Debt for additional information.
(d)The $200.0 million notional interest rate swap contained an embedded mark-to-market gain, which we recovered through a reduced charge in the fixed rate over what would have been charged for an at-market swap.
FORWARD-STARTING INTEREST RATE SWAPS
The following table contains information on the outstanding forward-starting interest rate swaps as of March 31, 2022:

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
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables demonstrate the impact, gross of tax, of our derivatives on the Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2022 and 2021:

		Three Months Ended March 31,
	Income Statement Location	2022	2021
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive (loss) income	$3,514	($2,852)
Foreign currency option contracts	Other comprehensive (loss) income	136	(929)
Interest rate products	Other comprehensive (loss) income	35,129	59,731
	Interest expense	2,670	3,994

Three Months Ended March 31,
During the next 12 months, the amount of the March 31, 2022 AOCI balance, net of tax, expected to be reclassified into earnings is a gain of approximately $0.3 million. The following table contains details of the expected reclassified amounts into earnings:

Amount expected to be reclassified into earnings in next 12 months
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	$246
Interest rate products	56
Total estimated gain on derivatives contracts	$302

The following table contains the notional amounts of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Notional Amount
	March 31, 2022	December 31, 2021
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	$149,500	$149,250
Foreign currency option contracts	14,000	14,000
Interest rate swaps	750,000	550,000
Forward-starting interest rate swaps	150,000	350,000

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table contains the fair values of the derivative financial instruments recorded in the Consolidated Balance Sheets at March 31, 2022 and December 31, 2021. Changes in balances of derivative financial instruments are recorded as operating activities in the Consolidated Statements of Cash Flows:

	Location on Balance Sheet	Fair Value Assets / (Liabilities) (a)
		March 31, 2022	December 31, 2021
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other current assets	$712	$721
	Other assets	1,241	86
	Other current liabilities	(369)	(2,061)
	Other non-current liabilities	(18)	(694)
Foreign currency option contracts	Other assets	318	228
	Other non-current liabilities	(224)	(270)
Interest rate swaps	Other assets	26,912	—
Interest rate swaps	Other non-current liabilities	—	(15,582)
Forward-starting interest rate swaps	Other assets	6,699	11,482

Total derivative contracts:
Other current assets		$712	$721
Other assets		35,170	11,796
Total derivative assets		$35,882	$12,517

Other current liabilities		(369)	(2,061)
Other non-current liabilities		(242)	(16,546)
Total derivative liabilities		($611)	($18,607)

(a)    See Note 8 — Fair Value Measurements for further information on the fair value of our derivatives including their classification within the fair value hierarchy.

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
The following table presents the carrying amount and estimated fair values of our financial instruments as of March 31, 2022 and December 31, 2021, using market information and what we believe to be appropriate valuation methodologies under GAAP:

	March 31, 2022			December 31, 2021
Asset (Liability) (a)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents, excluding Timber Funds	$256,537	$256,537	—	$358,680	$358,680	—
Cash and cash equivalents, Timber Funds	3,185	3,185	—	3,493	3,493	—
Restricted cash, Timber Funds (b)	5,464	5,464	—	6,341	6,341	—
Restricted cash, excluding Timber Funds (c)	625	625	—	625	625	—
Current maturities of long-term debt (d)	(2,087)	—	(2,087)	(124,965)	—	(125,288)
Long-term debt (d)	(1,243,673)	—	(1,209,595)	(1,242,819)	—	(1,245,148)
Interest rate swaps (e)	26,912	—	26,912	(15,582)	—	(15,582)
Forward-starting interest rate swaps (e)	6,699	—	6,699	11,482	—	11,482
Foreign currency exchange contracts (e)	1,566	—	1,566	(1,948)	—	(1,948)
Foreign currency option contracts (e)	94	—	94	(42)	—	(42)
Noncontrolling interests in the operating partnership (f)	136,239	136,239	—	133,823	133,823	—

(a)We did not have Level 3 assets or liabilities at March 31, 2022 and December 31, 2021.
(b)Restricted cash, Timber Funds represents the portion of proceeds from Fund II Timberland Dispositions required to be distributed to noncontrolling interests. See Note 19 — Restricted Cash for additional information.
(c)Restricted cash, excluding Timber Funds represents cash held in escrow. See Note 19 — Restricted Cash for additional information.
(d)The carrying amount of long-term debt is presented net of deferred financing costs and unamortized discounts on non-revolving debt. See Note 6 — Debt for additional information.
(e)See Note 7 — Derivative Financial Instruments and Hedging Activities for information regarding the Consolidated Balance Sheets classification of our derivative financial instruments.
(f)Noncontrolling interests in the operating partnership is neither an asset nor liability and is classified as temporary equity in the Company’s Consolidated Balance Sheets. This relates to the ownership of Rayonier, L.P. units by various individuals and entities other than the Company. See Note 4 — Noncontrolling Interests for additional information.

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

9.    COMMITMENTS
At March 31, 2022, the future minimum payments under non-cancellable commitments were as follows:

	Environmental Remediation (a)	Development Projects (b)	Commitments (c)	Total
Remaining 2022	$740	$17,803	$9,002	$27,545
2023	3,873	3,239	11,174	18,286
2024	3,840	267	8,233	12,340
2025	1,036	267	4,494	5,797
2026	460	267	2,558	3,285
Thereafter	1,374	3,944	3,306	8,624
	$11,323	$25,787	$38,767	$75,877

(a)Environmental remediation represents our estimate of potential liability associated with environmental contamination and Natural Resource Damages (NRD) in Port Gamble, Washington. See Note 11 - Environmental and Natural Resource Damage Liabilities for additional information.
(b)Primarily consisting of payments expected to be made on our Wildlight and Heartwood development projects.
(c)Commitments include payments expected to be made on financial instruments (foreign exchange contracts, interest rate swaps and forward-starting interest rate swaps) and other purchase obligations.

10.    CONTINGENCIES

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

Changes in environmental and NRD liabilities from December 31, 2021 to March 31, 2022 are shown below:

Port Gamble, WA
Non-current portion at December 31, 2021	$10,110
Plus: Current portion	695
Total Balance at December 31, 2021	10,805
Expenditures charged to liabilities	(136)
Increase to liabilities	654
Total Balance at March 31, 2022	11,323
Less: Current portion	(774)
Non-current portion at March 31, 2022	$10,549

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

12.    GUARANTEES
We provide financial guarantees as required by creditors, insurance programs, and various governmental agencies.
As of March 31, 2022, the following financial guarantees were outstanding:

Financial Commitments (a)	Maximum Potential Payment
Standby letters of credit	$885
Surety bonds (b)	23,920
Total financial commitments	$24,805

(a)We have not recorded any liabilities for these financial commitments in our Consolidated Balance Sheets. The guarantees are not subject to measurement, as the guarantees are dependent on our own performance.
(b)Surety bonds are issued primarily to secure performance obligations related to various operational activities, to provide collateral for our Wildlight development project in Nassau County, Florida and in connection with pending and completed sales from the Harbor Hill project in Gig Harbor, Washington. These surety bonds expire at various dates during 2022, 2023, 2024 and 2025 and are expected to be renewed as required.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

13.    HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS
We routinely assess potential alternative uses of our timberlands, as some properties may become more valuable for development, residential, recreation or other purposes. We periodically transfer, via a sale or contribution from the real estate investment trust (“REIT”) entities to taxable REIT subsidiaries (“TRS”), higher and better use (“HBU”) timberlands to enable land-use entitlement, development or marketing activities. We also acquire HBU properties in connection with timberland acquisitions. These properties are managed as timberlands until sold or developed. While the majority of HBU sales involve rural and recreational land, we also selectively pursue various land-use entitlements on certain properties for residential, commercial and industrial development in order to enhance the long-term value of such properties. For selected development properties, we also invest in targeted infrastructure improvements, such as roadways and utilities, to accelerate the marketability and improve the value of such properties.
Changes in higher and better use timberlands and real estate development investments from December 31, 2021 to March 31, 2022 are shown below:

	Higher and Better Use Timberlands and Real Estate Development Investments
	Land and Timber	Development Investments	Total
Non-current portion at December 31, 2021	$87,910	$18,968	$106,878
Plus: Current portion (a)	718	24,022	24,740
Total Balance at December 31, 2021	88,628	42,990	131,618
Non-cash cost of land and improved development	(378)	(2,308)	(2,686)
Amortization of parcel real estate development investments	—	(1,964)	(1,964)
Timber depletion from harvesting activities and basis of timber sold in real estate sales	(445)	—	(445)
Capitalized real estate development investments (b)	—	4,435	4,435
Capital expenditures (silviculture)	139	—	139
Intersegment transfers	3,977	—	3,977
Total Balance at March 31, 2022	91,921	43,153	135,074
Less: Current portion (a)	(415)	(23,214)	(23,629)
Non-current portion at March 31, 2022	$91,506	$19,939	$111,445

(a)The current portion of Higher and Better Use Timberlands and Real Estate Development Investments is recorded in Inventory. See Note 14 — Inventory for additional information.
(b)Capitalized real estate development investments include $0.2 million of capitalized interest and $1.3 million of parcel real estate development investments. Parcel real estate development investments represent investments made for specific lots and/or commercial parcels that are currently under contract or expected to be ready for market within a year.

14.    INVENTORY
As of March 31, 2022 and December 31, 2021, our inventory consisted entirely of finished goods, as follows:

	March 31, 2022	December 31, 2021
Finished goods inventory
Real estate inventory (a)	$23,629	$24,740
Log inventory	9,661	3,783
Total inventory	$33,290	$28,523

(a)Represents the cost of HBU real estate (including capitalized development investments) under contract to be sold. See Note 13 — Higher And Better Use Timberlands and Real Estate Development Investments for additional information.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

15.    OTHER OPERATING (EXPENSE) INCOME, NET
Other operating (expense) income, net consisted of the following:

	Three Months Ended March 31,
	2022	2021
(Loss) gain on foreign currency remeasurement, net of cash flow hedges	($571)	$2,429
Gain on sale or disposal of property and equipment	25	90
Log trading marketing fees	—	6
Equity (loss) income related to Bainbridge Landing LLC joint venture	(227)	19
Miscellaneous expense, net	(211)	(96)
Total	($984)	$2,448

16.    EMPLOYEE BENEFIT PLANS
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
We are not required to make mandatory 2022 pension contributions due to our plan’s improved funding status and have made no pension contribution payments during the three months ended March 31, 2022.
The net pension and postretirement benefit (credits) costs that have been recorded are shown in the following table:

Components of Net Periodic Benefit (Credit) Cost	Income Statement Location	Pension		Postretirement
		Three Months Ended March 31,		Three Months Ended March 31,
		2022	2021	2022	2021
Service cost	Selling and general expenses	—	—	$2	$2
Interest cost	Interest and other miscellaneous expense, net	609	557	13	11
Expected return on plan assets (a)	Interest and other miscellaneous expense, net	(872)	(936)	—	—
Amortization of losses	Interest and other miscellaneous expense, net	184	288	4	5
Net periodic benefit (credit) cost		($79)	($91)	$19	$18

Components of Net Periodic Benefit (Credit) Cost	Income Statement Location	Pension	Postretirement

(a)The weighted-average expected long-term rate of return on plan assets used in computing 2022 net periodic benefit cost for pension benefits is 5.0%.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

17.    INCOME TAXES

Rayonier is a REIT under the Internal Revenue Code and therefore generally does not pay U.S. federal or state income tax. As of March 31, 2022, Rayonier owns a 97.8% interest in the Operating Partnership and conducts substantially all of its timberland operations through the Operating Partnership. The taxable income or loss generated by the Operating Partnership is passed through and reported to its unit holders (including the Company) on a Schedule K-1 for inclusion in each unitholder’s income tax return.
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
PROVISION FOR INCOME TAXES
The Company’s tax expense is principally related to corporate-level tax in New Zealand and non-resident withholding tax on repatriation of earnings from New Zealand. The following table contains the income tax expense recognized on the Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended March 31,
	2022	2021
Income tax expense	($5,515)	($3,421)
ANNUAL EFFECTIVE TAX RATE
The Company’s 2022 effective tax rate after discrete items is below the 21.0% U.S. statutory rate due to tax benefits associated with being a REIT. The following table contains the Company’s annualized effective tax rate after discrete items:

	Three Months Ended March 31,
	2022	2021
Annualized effective tax rate after discrete items	10.5%	11.6%

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

18.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in AOCI by component for the three months ended March 31, 2022 and the year ended December 31, 2021. All amounts are presented net of tax and exclude portions attributable to noncontrolling interests.

	Foreign currency translation (loss) gains	Net investment hedges of New Zealand subsidiary	Cash flow hedges		Employee benefit plans		Total Rayonier, L.P.	Allocation to Operating Partnership	Total Rayonier Inc.
Balance as of December 31, 2020	$22,702	$1,321	($71,056)		($24,312)		($71,345)	(2,540)	($73,885)
Other comprehensive income (loss) before reclassifications	(18,487)	—	44,899	(a)	11,302		37,714	(1,080)	36,634
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	16,994		1,174	(b)	18,168	(521)	17,647
Net other comprehensive income (loss)	(18,487)	—	61,893		12,476		55,882	(1,601)	54,281
Balance as of December 31, 2021	$4,215	$1,321	($9,163)		($11,836)		($15,463)	($4,141)	($19,604)
Other comprehensive (loss) income before reclassifications	5,668	—	37,147	(a)	—		42,815	(954)	41,861
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	2,675		188	(b)	2,863	853	3,716
Net other comprehensive income (loss)	5,668	—	39,822		188		45,678	(101)	45,577
Balance as of March 31, 2022	$9,883	$1,321	$30,659		($11,648)		$30,215	($4,242)	$25,973

(a)The year ended December 31, 2021 and the three months ended March 31, 2022 include $52.5 million and $35.1 million, respectively, of other comprehensive income related to interest rate products. See Note 7 — Derivative Financial Instruments and Hedging Activities for additional information.
(b)This component of other comprehensive income (loss) is included in the computation of net periodic pension and post-retirement costs. See Note 16 — Employee Benefit Plans for additional information.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table presents details of the amounts reclassified in their entirety from AOCI to net income for the three months ended March 31, 2022 and March 31, 2021:

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the income statement
	March 31, 2022	March 31, 2021
Realized loss on foreign currency exchange contracts	$9	$1,205	Other operating (expense) income, net
Realized loss on foreign currency option contracts	—	594	Other operating (expense) income, net
Noncontrolling interests	(2)	(414)	Comprehensive income attributable to noncontrolling interests
Realized loss on interest rate contracts	2,670	3,994	Interest expense
Income tax effect from net loss on foreign currency contracts	(2)	(388)	Income tax expense
Net loss on cash flow hedges reclassified from accumulated other comprehensive income	$2,675	$4,991

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

19.    RESTRICTED CASH
Restricted cash, Timber Funds includes the portion of proceeds from Fund II Timberland Dispositions required to be distributed to noncontrolling interests. Restricted cash, excluding Timber Funds, includes cash balances held in escrow as collateral for certain contractual obligations related to our Heartwood development project as well as cash held in escrow for real estate sales.
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Consolidated Balance Sheets that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Cash and cash equivalents	$259,722	$82,620
Restricted cash, Timber Funds	5,464	—
Restricted cash, excluding Timber Funds (Held in escrow)	625	475
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$265,811	$83,095

20.    ASSETS HELD FOR SALE
Assets held for sale is composed of properties under contract and expected to be sold within 12 months that also meet the other relevant held-for-sale criteria in accordance with ASC 360-10-45-9. As of March 31, 2022 and December 31, 2021, the basis in properties meeting this classification was $2.5 million and $5.1 million, respectively. Since the basis in these properties was less than the fair value, including costs to sell, no impairment was recognized.

21.    RELATED PARTY
In January 2020, we entered into an agreement to sell developed lots to Mattamy Jacksonville LLC, a wholly owned subsidiary of Mattamy Homes, for an aggregate base purchase price of $4.45 million (subject to multiple takedowns over a 2 year period), plus additional consideration as to each lot to the extent the ultimate sales price of each finished home exceeds agreed price thresholds (the “Mattamy Contract”). In May 2021, we entered into an amendment to the original agreement for the sale of additional lots to Mattamy for an aggregate base purchase price of $1.0 million. The Mattamy contract also includes marketing fee revenue based on a percentage of the sales price of each finished home.
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
The following table demonstrates the impact, gross of tax, of our related party transactions on the Consolidated Statements of Income and Comprehensive Income for the three months ended:

		Three Months Ended March 31,
Related Party Transaction	Location on Statement of Income and Comprehensive Income	2022	2021
Mattamy Contract	Sales (a)	$174	$42

(a)The three months ended March 31, 2021 exclude approximately $0.1 million of cash received from Mattamy Jacksonville LLC under this agreement for the reimbursement of local impact fees.

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
This MD&A is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors which may affect future results. Our MD&A should be read in conjunction with our Consolidated Financial Statements included in Item 1 of this report, our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) and information contained in our subsequent reports filed with the Securities and Exchange Commission (the “SEC”).
FORWARD-LOOKING STATEMENTS
Certain statements in this document regarding anticipated financial outcomes, including our earnings guidance, if any, business and market conditions, outlook, expected dividend rate, our business strategies, including the potential effects of the ongoing global novel coronavirus (“COVID-19”) pandemic, expected harvest schedules, timberland acquisitions and dispositions, the anticipated benefits of our business strategies, and other similar statements relating to our future events, developments, or financial or operational performance or results, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate,” “believe,” “intend,” “project,” “anticipate” and other similar language. However, the absence of these or similar words or expressions does not mean that a statement is not forward-looking. While management believes that these forward-looking statements are reasonable when made, forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. The risk factors contained in Item 1A — Risk Factors in our 2021 Form 10-K, Part II, Item 1A — Risk Factors in this report and similar discussions included in other reports that we subsequently file with the SEC, among others, could cause actual results or events to differ materially from our historical experience and those expressed in forward-looking statements made in this document.
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

OUR COMPANY
    We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive softwood timber growing regions in the United States and New Zealand. We invest in timberlands and actively manage them to provide current income and attractive long-term returns to our shareholders. We conduct our business through an umbrella partnership real estate investment trust (“UPREIT”) structure in which our assets are owned by our Operating Partnership and its subsidiaries. Rayonier manages the Operating Partnership as its sole general partner. Our revenues, operating income and cash flows are primarily derived from the following core business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate, and Trading. As of March 31, 2022, we owned or leased under long-term agreements approximately 2.7 million acres of timberlands located in the U.S. South (1.80 million acres), U.S. Pacific Northwest (486,000 acres) and New Zealand (419,000 gross acres or 297,000 net plantable acres).
SEGMENT INFORMATION
    The Southern Timber, Pacific Northwest Timber and New Zealand Timber segments include all activities related to the harvesting of timber and other non-timber income activities, such as the licensing of properties for hunting, the leasing of properties for mineral extraction and cell towers, and carbon credit sales. Our New Zealand operations are conducted by Matariki Forestry Group, a joint venture (the “New Zealand subsidiary”), in which we maintain a 77% ownership interest. See Note 4 - Noncontrolling Interests for additional information regarding our noncontrolling interests in the New Zealand Timber segment.
    The Real Estate segment includes all U.S. and New Zealand land or leasehold sales disaggregated into six sales categories: Improved Development, Unimproved Development, Rural, Timberland & Non-Strategic, Conservation Easements and Large Dispositions. It also includes residential and commercial lease activity, primarily in the town of Port Gamble, Washington.
    The Trading segment primarily reflects log trading activities in New Zealand and Australia conducted by our New Zealand subsidiary. It also includes log trading activities conducted from the U.S. South and Pacific Northwest. Our Trading segment activities include an export services joint venture with a third-party forest manager in which Matariki Forests Trading Ltd maintains a 50% ownership interest. The Trading segment complements the New Zealand Timber segment by providing added market intelligence, increasing the scale of export operations and achieving cost savings that directly benefit the New Zealand Timber segment. This additional market intelligence also benefits our Southern and Pacific Northwest export log marketing.
ENVIRONMENTAL MATTERS
For a full description of our environmental matters, see Item 1 - “Business” in our Annual Report on Form 10-K for the year ended December 31, 2021 and our sustainability report located at our Responsible Stewardship webpage.

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
Global log and lumber markets were volatile during the first quarter as sanctions were placed on Russia in response to their invasion of Ukraine. While we do not expect our operations to be directly impacted by the conflict at this time, changes in global wood and commodity flows could impact the markets in which we operate.
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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES
    The preparation of financial statements requires us to make estimates, assumptions and judgments that affect our assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information we believe are reasonable. Actual results may differ from these estimates. For a full description of our critical accounting policies, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2021 Form 10-K.

DISCUSSION OF TIMBER INVENTORY AND SUSTAINABLE YIELD
    See Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield in our 2021 Form 10-K.
OUR TIMBERLANDS
    Our timber operations are disaggregated into three geographically distinct segments: Southern Timber, Pacific Northwest Timber and New Zealand Timber. The following tables provide a breakdown of our timberland holdings as of March 31, 2022 and December 31, 2021:

(acres in 000s)	As of March 31, 2022			As of December 31, 2021
	Owned	Leased	Total	Owned	Leased	Total
Southern
Alabama	224	14	238	223	14	237
Arkansas	—	4	4	—	4	4
Florida	350	51	401	350	51	401
Georgia	618	64	682	619	64	683
Louisiana	140	—	140	140	—	140
Oklahoma	92	—	92	92	—	92
South Carolina	16	—	16	16	—	16
Texas	222	—	222	225	—	225
	1,662	133	1,795	1,665	133	1,798

Pacific Northwest
Oregon	61	—	61	61	—	61
Washington	421	4	425	425	4	429
	482	4	486	486	4	490

New Zealand (a)	187	232	419	187	232	419
Total	2,331	369	2,700	2,338	369	2,707

(a)Represents legal acres owned and leased by the New Zealand subsidiary, in which we own a 77% interest. As of March 31, 2022, legal acres in New Zealand consisted of 297,000 plantable acres and 122,000 non-productive acres.

The following tables detail activity for owned and leased acres in our timberland holdings by state from December 31, 2021 to March 31, 2022:

(acres in 000s)	Acres Owned
	December 31, 2021	Acquisitions	Sales	Other	March 31, 2022
Southern
Alabama	223	1	—	—	224
Florida	350	1	(1)	—	350
Georgia	619	—	(1)	—	618
Louisiana	140	—	—	—	140
Oklahoma	92	—	—	—	92
South Carolina	16	—	—	—	16
Texas	225	—	(3)	—	222
	1,665	2	(5)	—	1,662

Pacific Northwest
Oregon	61	—	—	—	61
Washington	425	—	(4)	—	421
	486	—	(4)	—	482

New Zealand (a)	187	—	—	—	187
Total	2,338	2	(9)	—	2,331

(a)Represents legal acres owned by the New Zealand subsidiary, in which we have a 77% interest.

(acres in 000s)	Acres Leased
	December 31, 2021	New Leases	Sold/Expired Leases (a)	Other (b)	March 31, 2022
Southern
Alabama	14	—	—	—	14
Arkansas	4	—	—	—	4
Florida	51	—	—	—	51
Georgia	64	—	—	—	64
	133	—	—	—	133

Pacific Northwest
Washington (c)	4	—	—	—	4

New Zealand (d)	232	—	—	—	232
Total	369	—	—	—	369

(a)Includes acres previously under lease that have been harvested and activity for the relinquishment of leased acres.
(b)Includes acres previously under lease that we have acquired as fee ownership.
(c)Primarily timber reservations acquired in the merger with Pope Resources.
(d)Represents legal acres leased by the New Zealand subsidiary, in which we have a 77% interest.

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS
The following table provides key financial information by segment and on a consolidated basis:

	Three Months Ended March 31,
Financial Information (in millions)	2022	2021
Sales
Southern Timber	$76.8	$51.7
Pacific Northwest Timber	46.3	41.5
New Zealand Timber	51.4	57.6
Timber Funds	—	14.9
Real Estate
Improved Development	5.0	0.3
Rural	16.9	9.8
Timberland & Non-Strategic	11.4	—
Deferred Revenue/Other (a)	0.9	0.5
Total Real Estate	34.2	10.5
Trading	13.4	16.7
Intersegment Eliminations	(0.1)	(1.5)
Total Sales	$222.0	$191.4

Operating Income
Southern Timber	$30.3	$17.3
Pacific Northwest Timber	6.6	1.3
New Zealand Timber	5.4	14.0
Timber Funds	—	1.5
Real Estate	10.2	1.7
Trading	0.4	0.2
Corporate and Other	(7.6)	(7.6)
Operating Income	45.3	28.5
Interest expense, interest income and other	(8.8)	(10.0)
Income tax expense	(5.5)	(3.5)
Net Income	31.0	15.0
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(1.0)	(3.8)
Net Income Attributable to Rayonier, L.P.	$30.0	$11.2
Less: Net income attributable to noncontrolling interests in the operating partnership	(0.7)	(0.4)
Net Income Attributable to Rayonier Inc.	$29.3	$10.8

Adjusted EBITDA (b)
Southern Timber	$48.4	$31.7
Pacific Northwest Timber	21.5	17.6
New Zealand Timber	10.4	21.2
Timber Funds	—	1.0
Real Estate	24.7	5.1
Trading	0.4	0.2
Corporate and Other	(7.2)	(7.3)
Total Adjusted EBITDA	$98.1	$69.5

(a)Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.
(b)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended March 31,
Southern Timber Overview	2022	2021
Sales Volume (in thousands of tons)
Pine Pulpwood	1,171	843
Pine Sawtimber	622	638
Total Pine Volume	1,793	1,481
Hardwood	103	31
Total Volume	1,896	1,512

% Delivered Volume (vs. Total Volume)	35%	36%
% Pine Sawtimber Volume (vs. Total Pine Volume)	35%	43%
% Export Volume (vs. Total Volume) (a)	1%	5%

Net Stumpage Pricing (dollars per ton)
Pine Pulpwood	$24.11	$17.10
Pine Sawtimber	35.46	27.51
Weighted Average Pine	$28.05	$21.58
Hardwood	26.06	10.51
Weighted Average Total	$27.94	$21.35

Summary Financial Data (in millions of dollars)
Timber Sales	$71.0	$44.2
Less: Cut and Haul	(15.6)	(9.9)
Less: Port and Freight	(2.4)	(2.0)
Net Stumpage Sales	$53.0	$32.3

Non-Timber Sales	5.8	7.5
Total Sales	$76.8	$51.7

Operating Income	$30.3	$17.3
(+) Depreciation, depletion and amortization	18.1	14.4
Adjusted EBITDA (b)	$48.4	$31.7

Other Data
Period-End Acres (in thousands)	1,795	1,751

(a)Estimated percentage of export volume, which includes volumes sold to third-party exporters in addition to direct exports through our log export program.
(b)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended March 31,
Pacific Northwest Timber Overview	2022	2021
Sales Volume (in thousands of tons)
Pulpwood	76	79
Sawtimber	429	457
Total Volume	505	536

% Delivered Volume (vs. Total Volume)	82%	78%
% Sawtimber Volume (vs. Total Volume)	85%	85%
% Export Volume (vs. Total Volume) (a)	5%	10%

Delivered Log Pricing (in dollars per ton)
Pulpwood	$37.69	$29.36
Sawtimber	105.69	90.98
Weighted Average Log Price	$95.35	$81.64

Summary Financial Data (in millions of dollars)
Timber Sales	$45.1	$40.3
Less: Cut and Haul	(16.2)	(16.0)
Less: Port and Freight	(0.1)	—
Net Stumpage Sales	$28.8	$24.3

Non-Timber Sales	1.1	1.3
Total Sales	$46.3	$41.5

Operating Income	$6.6	$1.3
(+) Depreciation, depletion and amortization	14.9	16.3
Adjusted EBITDA (b)	$21.5	$17.6

Other Data
Period-End Acres (in thousands)	486	507
Sawtimber (in dollars per MBF) (c)	$849	$730

(a)Estimated percentage of export volume, which includes volumes sold to third-party exporters in addition to direct exports through our log export program.
(b)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.
(c)Delivered Sawtimber excluding chip-n-saw.

	Three Months Ended March 31,
New Zealand Timber Overview	2022	2021
Sales Volume (in thousands of tons)
Domestic Pulpwood (Delivered)	94	106
Domestic Sawtimber (Delivered)	135	159
Export Pulpwood (Delivered)	36	47
Export Sawtimber (Delivered)	250	287
Total Volume	515	599

% Delivered Volume (vs. Total Volume)	100%	100%
% Sawtimber Volume (vs. Total Volume)	75%	74%
% Export Volume (vs. Total Volume) (a)	56%	56%

Delivered Log Pricing (in dollars per ton)
Domestic Pulpwood	$34.98	$40.15
Domestic Sawtimber	75.99	80.95
Export Sawtimber	127.59	121.65
Weighted Average Log Price	$96.59	$95.70

Summary Financial Data (in millions of dollars)
Timber Sales	$49.7	$57.3
Less: Cut and Haul	(19.1)	(20.9)
Less: Port and Freight	(15.3)	(12.0)
Net Stumpage Sales	$15.3	$24.4

Non-Timber Sales / Carbon Credits	1.7	0.2
Total Sales	$51.4	$57.6

Operating Income	$5.4	$14.0
(+) Depreciation, depletion and amortization	5.0	7.2
Adjusted EBITDA (b)	$10.4	$21.2

Other Data
New Zealand Dollar to U.S. Dollar Exchange Rate (c)	0.6680	0.7217
Net Plantable Period-End Acres (in thousands)	297	296
Export Sawtimber (in dollars per JAS m3)	$148.35	$141.45
Domestic Sawtimber (in $NZD per tonne)	$125.13	$123.39

(a)Percentage of export volume includes direct exports through our log export program.
(b)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.
(c)Represents the period-average rate.

	Three Months Ended March 31,
Real Estate Overview	2022	2021
Sales (in millions of dollars)
Improved Development	$5.0	$0.3
Rural	16.9	9.8
Timberland & Non-Strategic	11.4	—
Deferred Revenue/Other (a)	0.9	0.5
Total Sales	$34.2	$10.5

Acres Sold
Improved Development	16.1	0.6
Rural	4,751	2,394
Timberland & Non-Strategic	3,966	—
Total Acres Sold	8,734	2,395

Gross Price per Acre (dollars per acre)
Improved Development	$308,065	$406,452
Rural	3,567	4,079
Timberland & Non-Strategic	2,874	—
Weighted Average (Total)	$3,815	$4,183
Weighted Average (Adjusted) (b)	$3,252	$4,079

Operating Income	$10.2	$1.7
(+) Depreciation, depletion and amortization	9.1	1.6
(+) Non-cash cost of land and improved development	5.4	1.8
Adjusted EBITDA (c)	$24.7	$5.1

(a)Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.
(b)Excludes Improved Development.
(c)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended March 31,
Trading Overview	2022	2021
Sales Volume (in thousands of tons)
U.S.	17	—
NZ	95	141
Total Volume	112	141

Summary Financial Data (in millions of dollars)
Trading Sales	$13.1	$16.2
Non-Timber Sales	0.4	0.4
Total Sales	$13.4	$16.7

Operating Income	$0.4	$0.2
Adjusted EBITDA (a)	$0.4	$0.2

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended March 31,
Capital Expenditures By Segment (in millions of dollars)	2022	2021
Timber Capital Expenditures
Southern Timber
Reforestation, silviculture and other capital expenditures	$2.5	$3.3
Property taxes	1.9	1.5
Lease payments	0.7	0.8
Allocated overhead	1.3	1.2
Subtotal Southern Timber	$6.3	$6.7
Pacific Northwest Timber
Reforestation, silviculture and other capital expenditures	3.6	2.7
Property taxes	0.3	0.3
Allocated overhead	1.4	1.2
Subtotal Pacific Northwest Timber	$5.2	$4.1
New Zealand Timber
Reforestation, silviculture and other capital expenditures	2.5	2.0
Property taxes	0.2	0.2
Lease payments	0.5	0.5
Allocated overhead	0.7	0.7
Subtotal New Zealand Timber	$3.9	$3.4
Total Timber Segments Capital Expenditures	$15.4	$14.2
Timber Funds (“Look-through”) (a)	—	0.2
Real Estate	0.2	0.1
Total Capital Expenditures	$15.6	$14.5

Timberland Acquisitions
Southern Timber	$2.8	$29.9
Timberland Acquisitions	$2.8	$29.9

Real Estate Development Investments (b)	$3.1	$3.0

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

    The following tables summarize sales, operating income (loss) and Adjusted EBITDA variances for March 31, 2022 versus March 31, 2021 (millions of dollars):

Sales	Southern Timber		Pacific Northwest Timber		New Zealand Timber		Timber Funds		Real Estate		Trading	Intersegment Eliminations		Total
Three Months Ended March 31, 2021	$51.7		$41.5		$57.6		$14.9		$10.5		$16.7	($1.5)		$191.4
Volume	8.2		(1.4)		(7.9)		—		25.3		(3.4)	—		20.8
Price	12.5		5.8		(6.2)		—		(2.9)		0.2	—		9.4
Non-timber sales	(1.7)		(0.1)		1.5		—		—		(0.1)	—		(0.4)
Foreign exchange (a)	—		—		(1.3)		—		—		—	—		(1.3)
Other	6.1	(b)	0.5	(b)	7.7	(c)	(14.9)	(d)	1.3	(e)	—	1.4	(f)	2.1
Three Months Ended March 31, 2022	$76.8		$46.3		$51.4		—		$34.2		$13.4	($0.1)		$222.0

(a)    Net of currency hedging impact.
(b)    Includes variance due to stumpage versus delivered sales.
(c)    Includes variance due to domestic versus export sales.
(d)    Timber Funds segment was liquidated in 2021.
(e)    Includes marketing fees related to Improved Development sales and residential and commercial lease revenue.
(f)    Includes a decrease in Intersegment eliminations related to timberland management fees paid to us by the timber funds and reported as sales within the Timber Funds segment.

Operating Income (Loss)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Corporate and Other	Total
Three Months Ended March 31, 2021	$17.3	$1.3	$14.0	$1.5	$1.7	$0.2	($7.6)	$28.5
Volume	4.5	(0.3)	(2.6)	—	17.4	—	—	19.0
Price (a)	12.5	5.8	(6.2)	—	(2.9)	—	—	9.2
Cost	(2.1)	(0.5)	(0.6)	—	(2.8)	0.2	—	(5.8)
Non-timber income (b)	(1.8)	(0.1)	1.5	—	—	—	—	(0.4)
Foreign exchange (c)	—	—	(1.5)	—	—	—	—	(1.5)
Depreciation, depletion & amortization	(0.1)	0.4	0.8	—	(4.2)	—	—	(3.1)
Non-cash cost of land and improved development	—	—	—	—	1.0	—	—	1.0
Other (d)	—	—	—	(1.5)	—	—	—	(1.5)
Three Months Ended March 31, 2022	$30.3	$6.6	$5.4	—	$10.2	$0.4	($7.6)	$45.3

(a)    For Timber segments, price reflects net stumpage realizations (i.e., net of cut and haul and shipping costs). For Real Estate, price is presented net of cash closing costs.
(b)    For the New Zealand Timber segment, includes carbon credit sales.
(c) Net of currency hedging impact.
(d)    Timber Funds segment was liquidated in 2021.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Corporate and Other	Total
Three Months Ended March 31, 2021	$31.7	$17.6	$21.2	$1.0	$5.1	$0.2	($7.3)	$69.5
Volume	8.1	(1.3)	(3.5)	—	25.3	—	—	28.6
Price (b)	12.5	5.8	(6.2)	—	(2.9)	—	—	9.2
Cost	(2.1)	(0.5)	(0.6)	—	(2.8)	0.2	0.1	(5.7)
Non-timber income (c)	(1.8)	(0.1)	1.5	—	—	—	—	(0.4)
Foreign exchange (d)	—	—	(2.0)	—	—	—	—	(2.0)
Other (e)	—	—	—	(1.0)	—	—	—	(1.1)
Three Months Ended March 31, 2022	$48.4	$21.5	$10.4	—	$24.7	$0.4	($7.2)	$98.1

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators below.
(b)For Timber segments, price reflects net stumpage realizations (i.e., net of cut and haul and shipping costs). For Real Estate, price is presented net of cash closing costs.
(c)For the New Zealand Timber segment, includes carbon credit sales.
(d)Net of currency hedging impact.
(e)Timber Funds segment was liquidated in 2021.

SOUTHERN TIMBER
    First quarter sales of $76.8 million increased $25.1 million, or 49%, versus the prior year period. Harvest volumes increased 25% to 1.90 million tons versus 1.51 million tons in the prior year period, as drier ground conditions enabled stumpage customers to ramp up production to meet strong demand. Average pine sawtimber stumpage prices increased 29% to $35.46 per ton versus $27.51 per ton in the prior year period, driven by strong domestic lumber demand coupled with elevated chip-n-saw pricing due to increased competition from pulp mills. Average pine pulpwood stumpage prices increased 41% to $24.11 per ton versus $17.10 per ton in the prior year period, reflecting strong competition across our wood baskets as customers looked to secure supply and replenish low mill inventories. Overall, weighted-average stumpage prices (including hardwood) increased 31% to $27.94 per ton versus $21.35 per ton in the prior year period. Operating income of $30.3 million increased $13.0 million versus the prior year period due to higher net stumpage realizations ($12.5 million) and higher volumes ($4.5 million), partially offset by higher costs ($2.1 million), lower non-timber income ($1.8 million) and higher depletion rates ($0.1 million). First quarter Adjusted EBITDA of $48.4 million was 53%, or $16.7 million, above the prior year period.

PACIFIC NORTHWEST TIMBER
    First quarter sales of $46.3 million increased $4.8 million, or 11%, versus the prior year period, notwithstanding a decline in harvest volumes of 6% to 505,000 tons versus 536,000 tons in the prior year period. Average delivered sawtimber prices increased 16% to $105.69 per ton versus $90.98 per ton in the prior year period, driven by strong domestic lumber demand. Average delivered pulpwood prices increased 28% to $37.69 per ton versus $29.36 per ton in the prior year period, primarily driven by improved demand due to the restart of idled pulp mill capacity in the region. Operating income of $6.6 million improved $5.3 million versus the prior year period due to higher net stumpage realizations ($5.8 million) and lower depletion rates ($0.4 million), partially offset by higher costs ($0.5 million), lower volumes ($0.3 million) and lower non-timber income ($0.1 million). First quarter Adjusted EBITDA of $21.5 million was 22%, or $3.9 million, above the prior year period.

NEW ZEALAND TIMBER
    First quarter sales of $51.4 million decreased $6.2 million, or 11%, versus the prior year period. Harvest volumes decreased 14% to 515,000 tons versus 599,000 tons in the prior year period, as production at the beginning of the year was deferred in response to port congestion and elevated log inventories in China. Average delivered prices for export sawtimber increased 5% to $127.59 per ton versus $121.65 per ton in the prior year period. The increase in export sawtimber prices versus the prior year period reflected the ability of log exporters to partially pass on higher costs to customers, as well as the newly implemented restriction on competing log imports into China from Russia. However, favorable export pricing was more than offset by higher shipping and demurrage costs due to ongoing supply chain and port congestion issues. Average delivered prices for domestic sawtimber decreased 6% to $75.99 per ton versus $80.95 per ton in the prior year period. The decrease in domestic sawtimber prices (in U.S. dollar terms) was driven by the decline in the NZ$/US$ exchange rate (US$0.67 per NZ$1.00 versus US$0.72 per NZ$1.00). Excluding the impact of foreign exchange rates, domestic sawtimber prices improved 1% versus the prior year period. Operating income of $5.4 million decreased $8.6 million versus the prior year period due to lower net stumpage realizations ($6.2 million), lower volumes ($2.6 million), higher costs ($0.6 million) and unfavorable foreign exchange impacts ($1.5 million), partially offset by higher carbon credit sales ($1.5 million) and lower depletion rates ($0.8 million). First quarter Adjusted EBITDA of $10.4 million was 51%, or $10.8 million, below the prior year period.
TIMBER FUNDS
During 2021, we sold the rights to manage Fund III and Fund IV, as well as our ownership interests in both funds, and we completed the liquidation of Fund II timberland assets. As such, we had no sales, operating income or Adjusted EBITDA in the current quarter in the Timber Funds segment, as will be the case going forward.
In the prior year period the Timber Funds segment generated first quarter sales of $14.9 million on harvest volumes of 145,000 tons, resulting in operating income of $1.5 million. Adjusting for the portion of the Timber Funds segment attributable to noncontrolling interests, pro forma sales and pro forma operating income were $3.0 million and $0.4 million, respectively. First quarter Adjusted EBITDA was $1.0 million in the prior year period.
REAL ESTATE
First quarter sales of $34.2 million increased $23.7 million versus the prior year period, while operating income of $10.2 million increased $8.5 million versus the prior year period. Higher segment results in the current year period were driven by a significant increase in the number of acres sold (8,734 acres sold versus 2,395 acres sold in the prior year period), partially offset by a decrease in weighted-average prices ($3,815 per acre versus $4,183 per acre in the prior year period).
Improved Development sales of $5.0 million included $3.6 million from the Wildlight development project north of Jacksonville, Florida and $1.4 million from the Richmond Hill development project (which has now been branded as Heartwood) south of Savannah, Georgia. Sales in Wildlight consisted of 52 residential lots, reflecting an average price of $70,000 per lot or $339,000 per acre. Sales in Richmond Hill (Heartwood) included ten residential lots for $0.4 million (an average price of $44,000 per lot or $251,000 per acre) and a 4-acre commercial property for $0.9 million ($246,000 per acre). This compares to prior year period Improved Development sales of $0.3 million.
There were no Unimproved Development sales in the first quarter or the prior year period.
Rural sales of $16.9 million consisted of 4,751 acres at an average price of $3,567 per acre. This compares to prior year period sales of $9.8 million, which consisted of 2,394 acres at an average price of $4,079 per acre.
Timberland & Non-Strategic sales of $11.4 million consisted of 3,966 acres at an average price of $2,874 per acre. There were no Timberland & Non-Strategic sales in the prior year period.
First quarter Adjusted EBITDA of $24.7 million was $19.6 million above the prior year period.
TRADING
    First quarter sales of $13.4 million decreased $3.2 million versus the prior year period primarily due to lower volumes, partially offset by higher prices. Sales volumes decreased 21% to 112,000 tons versus 141,000 tons in the prior year period, reflecting elevated log inventories in China and constrained export market demand. The Trading segment generated operating income of $0.4 million versus $0.2 million in the prior year period.
OTHER ITEMS
CORPORATE AND OTHER EXPENSE / ELIMINATIONS
    First quarter corporate and other operating expenses of $7.6 million were flat versus the prior year period.
INTEREST EXPENSE
    First quarter interest expense of $8.3 million decreased $1.7 million versus the prior year period due to lower average outstanding debt and lower borrowing costs.
INCOME TAX EXPENSE
    First quarter income tax expense of $5.5 million increased $2.1 million versus the prior year period. The New Zealand subsidiary is generally the primary driver of income tax expense, although the increase in the first quarter was attributable to the retirement of an installment note in the taxable REIT subsidiary.

OUTLOOK
In our Southern Timber segment, we anticipate lower quarterly harvest volumes for the remainder of the year as compared to the first quarter, as we experienced above-average stumpage removals to start the year. Also, while we expect net stumpage realizations to remain above prior year levels, we anticipate modestly lower weighted-average prices for the remainder of the year as compared to the first quarter due to higher mill inventories, a higher proportion of thinning volume, and a less favorable geographic mix.
In our Pacific Northwest Timber segment, we expect lower quarterly harvest volumes for the balance of the year following strong removals in the first quarter. We further expect that weighted-average log prices will remain near first quarter levels for the balance of the year, driven by continued strong sawtimber demand and improving pulpwood markets.
In our New Zealand Timber segment, we expect increased quarterly harvest volumes for the balance of the year. While a significant level of uncertainty remains around the ongoing COVID-19 related disruptions in China, we expect that once demand stabilizes, constrained log supplies will drive export sawtimber prices higher. We further expect that domestic sawtimber and pulpwood pricing will remain relatively flat for the remainder of the year.
In our Real Estate segment, we anticipate lower quarterly results for the remainder of the year following a strong first quarter.

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
SUMMARY OF LIQUIDITY AND FINANCING COMMITMENTS

	March 31,	December 31,
(millions of dollars)	2022	2021
Cash and cash equivalents (excluding Timber Funds)	$256.5	$358.7
Total debt (a)	1,254.1	1,376.1
Noncontrolling interests in the operating partnership	136.2	133.8
Shareholders’ equity	1,881.6	1,815.6
Total capitalization (total debt plus permanent and temporary equity)	3,271.9	3,325.5
Debt to capital ratio	38%	41%
Net debt to enterprise value (b)(c)	14%	14%

(a)Total debt as of March 31, 2022 and December 31, 2021 reflects principal on long-term debt, gross of deferred financing costs and unamortized discounts.
(b)Net debt is calculated as total debt less cash and cash equivalents.
(c)Enterprise value based on market capitalization (including Rayonier, L.P. “OP” units) plus net debt based on Rayonier’s share price of $41.12 and $40.36 as of March 31, 2022 and December 31, 2021, respectively.

AT-THE-MARKET (“ATM”) EQUITY OFFERING PROGRAM
On September 10, 2020, we entered into a distribution agreement with a group of sales agents through which we may sell common shares, from time to time, having an aggregate sales price of up to $300 million. As of March 31, 2022, $1.0 million remains available for issuance under the program.
The following table outlines common share issuances pursuant to our ATM program (dollars in millions):

	Three Months Ended March 31,
	2022	2021
Shares of common stock issued under the ATM program	726,248	1,107,814
Average price per share sold under the ATM program	$41.46	$33.31
Gross proceeds from common shares issued under the ATM program	$30.1	$36.9
CASH FLOWS
The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2022 and 2021:

(millions of dollars)	2022	2021
Cash provided by (used for):
Operating activities	$49.7	$53.9
Investing activities	(18.9)	(44.4)
Financing activities	(134.7)	(13.8)
CASH PROVIDED BY OPERATING ACTIVITIES
    Cash provided by operating activities decreased $4.2 million from the prior year period primarily due to changes in working capital, partially offset by higher operating results.
CASH USED FOR INVESTING ACTIVITIES
    Cash used for investing activities decreased $25.5 million from the prior year period primarily due to lower timberland acquisitions ($27.1 million) and lower capital expenditures ($0.2 million), partially offset by other investing activities ($1.7 million) and higher real estate development investments ($0.1 million).
CASH USED FOR FINANCING ACTIVITIES
    Cash used for financing activities increased $120.9 million from the prior year period primarily due to lower net borrowings ($122.9 million), lower net proceeds from the issuance of common shares under the ATM equity offering program ($1.6 million), higher dividends paid on common shares ($2.0 million), lower proceeds from the issuance of common shares under the Company’s incentive stock plan ($0.6 million) and higher share repurchases ($0.1 million), partially offset by lower distributions to consolidated affiliates ($6.0 million), and lower distributions to noncontrolling interests in the operating partnership ($0.3 million).

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
Significant long-term uses of cash include the following (in millions):

Future uses of cash (in millions)	Total	Payments Due by Period
		2022	2023-2024	2025-2026	Thereafter
Long-term debt (a)	$1,252.0	—	—	$252.0	$1,000.0
Current maturities of long-term debt (b)	2.1	2.1	—	—	—
Interest payments on long-term debt (b)	207.1	24.5	57.1	52.9	72.6
Operating leases — timberland (c)	188.6	7.3	15.0	14.4	151.9
Operating leases — PP&E, offices (c)	9.0	1.4	2.3	1.3	4.0
Commitments — development projects (d)	25.8	17.8	3.5	0.6	3.9
Commitments — derivatives (e)	37.6	8.5	18.9	6.9	3.3
Commitments — environmental remediation (f)	11.3	0.7	7.7	1.5	1.4
Commitments — other (g)	1.2	0.6	0.5	0.1	—
Total	$1,734.7	$62.9	$105.0	$329.7	$1,237.1

(a)The book value of long-term debt, net of deferred financing costs and unamortized discounts, is currently recorded at $1,243.7 million on our Consolidated Balance Sheets, but upon maturity the liability will be $1,252.0 million. See Note 6 - Debt for additional information.
(b)Projected interest payments for variable-rate debt were calculated based on outstanding principal amounts and interest rates as of March 31, 2022.
(c)Excludes anticipated renewal options.
(d)Commitments — developmental projects primarily consists of payments expected to be made on our Wildlight and Heartwood projects.
(e)Commitments — derivatives represent payments expected to be made on derivative financial instruments (interest rate swaps and forward-starting interest rate swaps). See Note 7 — Derivative Financial Instruments and Hedging Activities for additional information.
(f)Commitments — environmental remediation represents our estimate of potential liability associated with environmental contamination and Natural Resource Damages in Port Gamble, Washington. See Note 11 - Environmental and Natural Resource Damage Liabilities for additional information.
(g)Commitments — other includes other purchase obligations.

We expect to fund future uses of cash with a combination of existing cash balances, cash generated by operating activities, the remaining issuances available under the Company’s ATM Program, Large Dispositions and the use of our revolving credit facilities.

EXPECTED 2022 EXPENDITURES
Capital expenditures in 2022 are expected to be between $81 million and $84 million, excluding any strategic timberland acquisitions we may make. Capital expenditures are expected to primarily consist of seedling planting, fertilization and other silvicultural activities, property taxes, lease payments, allocated overhead and other capitalized costs. Aside from capital expenditures, we may also acquire timberland as we actively evaluate acquisition opportunities.
We anticipate real estate development investments in 2022 to be between $23 million and $25 million, net of reimbursements from community development bonds. Expected real estate development investments are primarily related to Wildlight, our mixed-use community development project located north of Jacksonville, Florida; Heartwood, our mixed-use development project located in Richmond Hill just south of Savannah, Georgia; development properties in the town of Port Gamble, Washington; and development projects in Gig Harbor, Kingston and Bremerton, Washington.
Our 2022 dividend payments on Rayonier Inc. common shares and distributions to Rayonier, L.P. unitholders are expected to be approximately $158 million and $3.6 million, respectively, assuming no change in the quarterly dividend rate of $0.27 per share or partnership unit, or material changes in the number of shares or partnership units outstanding.
Future share repurchases, if any, will depend on the Company’s liquidity and cash flow, as well as general market conditions and other considerations including capital allocation priorities.
We have no mandatory pension contribution requirements in the current year.
First quarter cash tax payments were elevated due to the required timing of tax payments for our New Zealand subsidiary following the full utilization of its NOLs. Full-year 2022 cash tax payments are expected to be approximately $17.0 million, primarily related to the New Zealand subsidiary.
OFF-BALANCE SHEET ARRANGEMENTS
We utilize off-balance sheet arrangements to provide credit support for certain suppliers and vendors in case of their default on critical obligations, and collateral for outstanding claims under our previous workers’ compensation self-insurance programs. These arrangements consist of standby letters of credit and surety bonds. As part of our ongoing operations, we also periodically issue guarantees to third parties. Off-balance sheet arrangements are not considered a source of liquidity or capital resources and do not expose us to material risks or material unfavorable financial impacts. See Note 12 — Guarantees for details on the letters of credit and surety bonds as of March 31, 2022.
SUMMARY OF GUARANTOR FINANCIAL INFORMATION
In May 2021, Rayonier, L.P. issued $450 million of 2.75% Senior Notes due 2031 (the “Senior Notes due 2031”). Rayonier TRS Holdings Inc., and Rayonier Inc. agreed to irrevocably, fully and unconditionally guarantee jointly and severally, the obligations of Rayonier, L.P. in regards to the Senior Notes due 2031. As a general partner of Rayonier, L.P., Rayonier Inc. consolidates Rayonier, L.P. and has no material assets or liabilities other than its interest in Rayonier, L.P. These notes are unsecured and unsubordinated and will rank equally with all other unsecured and unsubordinated indebtedness from time to time outstanding.
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
The summarized balance sheet information for the consolidated obligor group of debt issued by Rayonier, L.P. for the three months ended March 31, 2022 and year ended December 31, 2021 are provided in the table below:

(in millions)	March 31, 2022	December 31, 2021
Current assets	$257.6	$335.8
Non-current assets	75.6	54.6
Current liabilities	20.1	146.0
Non-current liabilities	1,800.6	1,821.7
Due to non-guarantors	565.6	570.4
The summarized results of operations information for the consolidated obligor group of debt issued by Rayonier, L.P. for the three months ended March 31, 2022 and year ended December 31, 2021 are provided in the table below:

(in millions)	March 31, 2022	December 31, 2021
Cost and expenses	($6.5)	($27.5)
Operating loss	(6.5)	(27.3)
Net loss	(16.2)	(69.7)
Revenue from non-guarantors	222.0	1,109.4

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
    Management uses CAD as a liquidity measure. CAD is a non-GAAP measure of cash generated during a period that is available for common share dividends, distributions to operating partnership unitholders, distributions to noncontrolling interests, repurchase of the Company’s common shares, debt reduction, timberland acquisitions and real estate development investments. CAD is defined as cash provided by operating activities adjusted for capital spending (excluding timberland acquisitions and real estate development investments), CAD attributable to noncontrolling interests in Timber Funds, working capital and other balance sheet changes. CAD is not necessarily indicative of the CAD that may be generated in future periods.
    Management uses Adjusted EBITDA as a performance measure. Adjusted EBITDA is a non-GAAP measure that management uses to make strategic decisions about the business and that investors can use to evaluate the operational performance of the assets under management. It excludes specific items that management believes are not indicative of the Company’s ongoing operating results. We define Adjusted EBITDA as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of land and improved development, non-operating income and expense and operating income attributable to noncontrolling interests in Timber Funds.

We reconcile Adjusted EBITDA to Net Income for the consolidated Company and to Operating Income for the segments, as those are the most comparable GAAP measures for each. The following table provides a reconciliation of Net Income to Adjusted EBITDA for the respective periods (in millions of dollars):

	Three Months Ended March 31,
	2022	2021
Net Income to Adjusted EBITDA Reconciliation
Net Income	$31.0	$15.0
Operating income attributable to NCI in Timber Funds	—	(1.1)
Interest, net attributable to NCI in Timber Funds	—	0.1
Net Income (Excluding NCI in Timber Funds)	31.0	14.0
Interest, net and miscellaneous income attributable to Rayonier	8.2	9.9
Income tax expense attributable to Rayonier	5.5	3.5
Depreciation, depletion and amortization attributable to Rayonier	47.4	40.3
Non-cash cost of land and improved development	5.4	1.8
Non-operating expense	0.6	—
Adjusted EBITDA	$98.1	$69.5

The following tables provide a reconciliation of Operating Income by segment to Adjusted EBITDA by segment for the respective periods (in millions of dollars):

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Corporate and Other	Total
March 31, 2022
Operating income	$30.3	$6.6	$5.4	—	$10.2	$0.4	($7.6)	$45.3
Depreciation, depletion and amortization	18.1	14.9	5.0	—	9.1	—	0.3	47.4
Non-cash cost of land and improved development	—	—	—	—	5.4	—	—	5.4
Adjusted EBITDA	$48.4	$21.5	$10.4	—	$24.7	$0.4	($7.2)	$98.1

March 31, 2021
Operating income	$17.3	$1.3	$14.0	$1.5	$1.7	$0.2	($7.6)	$28.5
Operating income attributable to NCI in Timber Funds	—	—	—	(1.1)	—	—	—	(1.1)
Depreciation, depletion and amortization	14.4	16.3	7.2	0.6	1.6	—	0.3	40.3
Non-cash cost of land and improved development	—	—	—	—	1.8	—	—	1.8
Adjusted EBITDA	$31.7	$17.6	$21.2	$1.0	$5.1	$0.2	($7.3)	$69.5

The following table provides a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Three Months Ended March 31,
	2022	2021
Cash provided by operating activities	$49.7	$53.9
Capital expenditures (a)	(15.6)	(15.8)
CAD attributable to NCI in Timber Funds	—	(4.6)
Working capital and other balance sheet changes	30.4	13.8
CAD	$64.5	$47.3
Mandatory debt repayments	(2.1)	—
CAD after mandatory debt repayments	$62.4	$47.3

Cash used for investing activities	($18.9)	($44.4)
Cash used for financing activities	($134.7)	($13.8)

(a)    Capital expenditures exclude timberland acquisitions of $2.8 million and $29.9 million during the three months ended March 31, 2022 and March 31, 2021, respectively.
The following table provides supplemental cash flow data (in millions):

	Three Months Ended March 31,
	2022	2021
Purchase of timberlands	($2.8)	($29.9)
Real Estate Development Investments	(3.1)	(3.0)
Distributions to noncontrolling interests in consolidated affiliates	(2.7)	(8.7)
LIQUIDITY FACILITIES
2022 DEBT ACTIVITY
    See Note 6 — Debt for additional information.

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
Interest Rate Risk
    We are exposed to interest rate risk through our variable rate debt, primarily due to changes in LIBOR. However, we use interest rate swaps to manage our exposure to interest rate movements on our term credit agreements by swapping existing and anticipated future borrowings from floating rates to fixed rates. As of March 31, 2022, we had $750 million of U.S. variable rate debt outstanding on our term credit agreements.
The notional amount of outstanding interest rate swap contracts with respect to our term credit agreements at March 31, 2022 was $750 million. The Term Credit Agreement matures in April 2028, with the associated interest rate swaps maturing in August 2024. We have entered into forward starting interest rate swaps to cover $150 million of the Term Credit Agreement through the extended maturity date. The Incremental Term Loan Agreement and associated interest rate swaps mature in May 2026, and the 2021 Incremental Term Loan Facility and associated interest rate swaps mature in June 2029. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in no corresponding increase/decrease in interest payments and expense over a 12-month period.
    The fair market value of our fixed interest rate debt is also subject to interest rate risk. The estimated fair value of our fixed rate debt at March 31, 2022 was $459.6 million compared to the $502.0 million principal amount. We use interest rates of debt with similar terms and maturities to estimate the fair value of our debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at March 31, 2022 would result in a corresponding decrease/increase in the fair value of our fixed rate debt of approximately $33 million and $36 million, respectively.
    We estimate the periodic effective interest rate on our U.S. long-term fixed and variable rate debt to be approximately 2.6% after consideration of interest rate swaps and estimated patronage refunds, excluding unused commitment fees on the revolving credit facility.

    The following table summarizes our outstanding debt, interest rate swaps and average interest rates, by year of expected maturity and their fair values at March 31, 2022:

(Dollars in thousands)	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Variable rate debt:
Principal amounts	$2,087	—	—	—	$200,000	$550,000	$752,087	$752,087
Average interest rate (a)(b)	2.06%	—	—	—	1.88%	1.85%	1.86%
Fixed rate debt:
Principal amounts	—	—	—	$24,005	$28,006	$450,000	$502,011	$459,595
Average interest rate (b)	—	—	—	2.95%	3.64%	2.75%	2.81%
Interest rate swaps:
Notional amount	—	—	$350,000	—	$200,000	$200,000	$750,000	$26,912
Average pay rate (b)	—	—	2.28%	—	1.60%	0.77%	1.69%
Average receive rate (b)	—	—	0.29%	—	0.23%	0.23%	0.26%
Forward-starting interest rate swaps
Notional amount	—	—	—	—	—	$150,000	$150,000	$6,699
Average pay rate (b)	—	—	—	—	—	0.83%	0.83%
Average receive rate (b)	—	—	—	—	—	0.45%	0.45%

(a)    Excludes estimated patronage refunds.
(b)    Interest rates as of March 31, 2022.

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
Sales and Expense Exposure
    At March 31, 2022, the New Zealand subsidiary had foreign currency exchange contracts with a notional amount of $149.5 million and foreign currency option contracts with a notional amount of $14.0 million outstanding related to foreign export sales and ocean freight payments. The amount hedged represents a portion of forecasted U.S. dollar denominated export timber and log trading sales proceeds over the next 24 months and next 2 months, respectively.
    The following table summarizes our outstanding foreign currency exchange rate risk contracts at March 31, 2022:

(Dollars in thousands)	0-1 months	1-2 months	2-3 months	3-6 months	6-12 months	12-18 months	18-24 months	Total	Fair Value
Foreign exchange contracts to sell U.S. dollar for New Zealand dollar
Notional amount	$9,000	$9,500	$8,000	$26,000	$46,500	$38,500	$12,000	$149,500	$1,566
Average contract rate	1.4505	1.4397	1.4432	1.4378	1.4567	1.4848	1.5059	1.4624

Foreign currency option contracts to sell U.S. dollar for New Zealand dollar
Notional amount	—	—	—	—	—	$8,000	$6,000	$14,000	$94
Average strike price	—	—	—	—	—	1.4808	1.5053	1.4913

Item 4.    CONTROLS AND PROCEDURES
DISCLOSURE CONTROLS AND PROCEDURES
Rayonier Inc.
Rayonier’s management is responsible for establishing and maintaining adequate disclosure controls and procedures. Disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Securities Exchange Act of 1934 (the “Exchange Act”), are designed with the objective of ensuring information required to be disclosed by the Company in reports filed under the Exchange Act, such as this quarterly report on Form 10-Q, is (1) recorded, processed, summarized and reported or submitted within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Because of the inherent limitations in all control systems, no control evaluation can provide absolute assurance that all control exceptions and instances of fraud have been prevented or detected on a timely basis. Even systems determined to be effective can provide only reasonable assurance that their objectives are achieved.
Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of March 31, 2022.
In the quarter ended March 31, 2022, based upon the evaluation required by Rule 13a-15(d) under the Exchange Act, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

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
Based on an evaluation of the Operating Partnership’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, management, including Rayonier’s Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of March 31, 2022.
In the quarter ended March 31, 2022, based upon the evaluation required by Rule 13a-15(d) under the Exchange Act, there were no changes in internal controls over financial reporting that would materially affect or are reasonably likely to materially affect internal controls over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

The information set forth in Note 10 — Contingencies and in Note 11 – Environmental and Natural Resource Damage Liabilities in the “Notes to Consolidated Financial Statements” under Item 1 of Part I of this report is incorporated herein by reference.

Item 1A.     RISK FACTORS
Our operations are subject to a number of risks. When considering an investment in our securities, you should carefully read and consider these risks, together with all other information in this Quarterly Report on Form 10-Q. If any of the events described in the following risk factors actually occur, our business, financial condition or operating results, as well as the market price of our securities, could be materially adversely affected. The information presented below updates the risk factors set forth in Part I, “Item 1A. Risk Factors,” of our 2021 Form 10-K.

Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy caused by the ongoing conflict between Russia and Ukraine.

The global economy has been negatively impacted by the military conflict between Russia and Ukraine. The Russia-Ukraine conflict is fast-moving and uncertain. Global log and lumber markets have exhibited increased volatility as sanctions have been imposed on Russia by the United States, the United Kingdom and the European Union in response to Russia’s invasion of Ukraine. While we do not expect our operations to be directly impacted by the conflict at this time, changes in global wood and commodity flows could impact the markets in which we operate, which may in turn negatively impact our business, results of operations, supply chain and financial condition. In addition, the effects of the ongoing conflict could heighten certain of our known risks described in the section entitled “Risk Factors” in Part I, Item 1A, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 25, 2022.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Rayonier Inc.
REGISTERED SALES OF EQUITY SECURITIES

From time to time, the Company may issue its common shares in exchange for units in the Operating Partnership. Such shares are issued based on an exchange ratio of one common share for each unit in the Operating Partnership. During the quarter ended March 31, 2022, the Company issued 2,535 common shares in exchange for an equal number of units in the Operating Partnership pursuant to the agreement of the Operating Partnership.
ISSUER PURCHASES OF EQUITY SECURITIES

In February 2016, the Board of Directors approved the repurchase of up to $100 million of Rayonier’s common shares (the “share repurchase program”) to be made at management’s discretion. The program has no time limit and may be suspended or discontinued at any time. There were no shares repurchased under this program in the first quarter of 2022. As of March 31, 2022, there was $87.7 million, or approximately 2,133,474 shares based on the period-end closing stock price of $41.12, remaining under this program.
The following table provides information regarding our purchases of Rayonier common shares during the quarter ended March 31, 2022:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (c)
January 1 to January 31	5,392	$39.44	—	2,400,888
February 1 to February 28	—	—	—	2,209,785
March 1 to March 31	28	33.59	—	2,133,474
Total	5,420		—

(a)Includes 5,420 shares of the Company’s common shares purchased in January, February and March from current and former employees in non-open market transactions. The shares were sold by current and former employees of the Company in exchange for cash that was used to pay withholding taxes associated with the vesting of share-based awards under the Company’s Incentive Stock Plan. The price per share surrendered is based on the closing price of the Company’s common shares on the respective vesting dates of the awards.
(b)Purchases made in open-market transactions under the $100 million share repurchase program announced on February 10, 2016.
(c)Maximum number of shares authorized to be purchased under the share repurchase program at the end of January, February and March are based on month-end closing stock prices of $36.54, $39.70 and $41.12, respectively.

Rayonier, L.P.
UNREGISTERED SALES OF EQUITY SECURITIES

There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended March 31, 2022.
ISSUER PURCHASES OF EQUITY SECURITIES

Pursuant to the Operating Partnership’s limited partnership agreement, limited partners have the right to redeem their units in the Operating Partnership for cash, or at our election, shares of Rayonier Common Stock on a one-for-one basis. During the quarter ended March 31, 2022, 2,535 units in the Operating Partnership held by limited partners were redeemed in exchange for shares of Rayonier Common Stock.

Item 6.    EXHIBITS

10.1	Rayonier Investment and Savings Plan for Salaried Employees effective March 1, 1994, amended and restated effective March 1, 2022*	Filed herewith
22.1	List of Guarantor Subsidiaries	Filed herewith
31.1	Rayonier Inc. - Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Rayonier Inc. - Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.3	Rayonier, L.P. - Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.4	Rayonier, L.P. - Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Rayonier Inc. - Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Rayonier, L.P. - Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following financial information from Rayonier Inc. and Rayonier, L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2022, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2022 and 2021 of Rayonier Inc.; (ii) the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 of Rayonier Inc.; (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2022 and 2021 of Rayonier Inc.; (iv) the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021 of Rayonier Inc.; (v) the Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2022 and 2021 of Rayonier, L.P.; (vi) the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 of Rayonier, L.P.; (vii) the Consolidated Statements of Changes in Capital for the Three Months Ended March 31, 2022 and 2021 of Rayonier, L.P.; (viii) the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021 of Rayonier, L.P.; and (ix) the Notes to Consolidated Financial Statements of Rayonier Inc. and Rayonier, L.P.
Filed herewith
104	The cover page from the Company’s Quarterly Report on Form 10-Q from the quarter ended March 31, 2022, formatted in Inline XBRL (included as Exhibit 101).

* Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER INC.

By:	/s/ APRIL TICE
April Tice Vice President and Chief Accounting Officer (Duly Authorized Officer, Principal Accounting Officer)
Date: May 6, 2022

RAYONIER, L.P.

By: RAYONIER INC., its sole general partner

By:	/s/ APRIL TICE
April Tice Vice President and Chief Accounting Officer (Duly Authorized Officer, Principal Accounting Officer)
Date: May 6, 2022