Form 10-Q
period 2022-06-30
RAYONIER INC; Rayonier, L.P.
filed 2022-08-05
CIK 52827, 1806931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Rayonier Inc.    Yes ☐        No  ☒    Rayonier, L.P.    Yes ☐        No  ☒
As of July 29, 2022, Rayonier Inc. had 146,421,847 Common Shares outstanding. As of July 29, 2022, Rayonier, L.P. had 3,212,229 Units outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarterly period ended June 30, 2022 of Rayonier Inc., a North Carolina corporation, and Rayonier, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Rayonier” or “the Company” mean Rayonier Inc. and references to the “Operating Partnership” mean Rayonier, L.P. References to “we,” “us,” and “our” mean collectively Rayonier Inc., the Operating Partnership and entities/subsidiaries owned or controlled by Rayonier Inc. and/or the Operating Partnership.

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

As of June 30, 2022, the Company owned a 97.8% interest in the Operating Partnership, with the remaining 2.2% interest owned by limited partners of the Operating Partnership. As the sole general partner of the Operating Partnership, Rayonier Inc. has exclusive control of the day-to-day management of the Operating Partnership.

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

i

PART I.        FINANCIAL INFORMATION

Item 1.         Financial Statements

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
SALES (NOTE 3)	$246,346	$291,431	$468,387	$482,878
Costs and Expenses
Cost of sales	(194,323)	(194,250)	(355,303)	(345,628)
Selling and general expenses	(17,356)	(14,693)	(32,116)	(28,725)
Other operating income (expense), net (Note 15)	801	1,956	(182)	4,404
	(210,878)	(206,987)	(387,601)	(369,949)
OPERATING INCOME	35,468	84,444	80,786	112,929
Interest expense	(9,083)	(13,000)	(17,420)	(23,027)
Interest and other miscellaneous income (expense), net	206	(1,144)	(262)	(1,148)
INCOME BEFORE INCOME TAXES	26,591	70,300	63,104	88,754
Income tax expense (Note 17)	(1,304)	(6,880)	(6,818)	(10,302)
NET INCOME	25,287	63,420	56,286	78,452
Less: Net income attributable to noncontrolling interests in the operating partnership	(546)	(1,753)	(1,214)	(2,094)
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(637)	(4,461)	(1,650)	(8,304)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	24,104	57,206	53,422	68,054
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment, net of income tax effect of $0, $0, $0 and $0	(36,285)	1,239	(29,827)	(13,048)
Cash flow hedges, net of income tax effect of $4,211, $315, $3,189 and $1,374	5,755	(10,019)	46,182	50,982
Amortization of pension and postretirement plans, net of income tax expense of $0, $0, $0 and $0	188	294	376	587
Total other comprehensive (loss) income	(30,342)	(8,486)	16,731	38,521
COMPREHENSIVE (LOSS) INCOME	(5,055)	54,934	73,017	116,973
Less: Comprehensive loss (income) attributable to noncontrolling interests in the operating partnership	29	(1,499)	(1,657)	(3,371)
Less: Comprehensive loss (income) attributable to noncontrolling interests in consolidated affiliates	3,767	(4,490)	1,358	(5,070)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO RAYONIER INC.	($1,259)	$48,945	$72,718	$108,532
EARNINGS PER COMMON SHARE (NOTE 5)
Basic earnings per share attributable to Rayonier Inc.	$0.16	$0.41	$0.37	$0.49
Diluted earnings per share attributable to Rayonier Inc.	$0.16	$0.41	$0.36	$0.49

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents, excluding Timber Funds	$279,331	$358,680
Cash and cash equivalents, Timber Funds	949	3,493
Total cash and cash equivalents	280,280	362,173
Restricted cash, Timber Funds (Note 19)	1,464	6,341
Accounts receivable, less allowance for doubtful accounts of $12 and $59	40,902	30,018
Inventory (Note 14)	25,330	28,523
Prepaid expenses	19,050	18,528
Assets held for sale (Note 20)	2,226	5,099
Other current assets	455	749
Total current assets	369,707	451,431
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,799,507	2,894,996
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 13)	112,497	106,878
PROPERTY, PLANT AND EQUIPMENT
Land	6,453	6,401
Buildings	31,015	31,168
Machinery and equipment	6,564	6,494
Construction in progress	553	460
Total property, plant and equipment, gross	44,585	44,523
Less — accumulated depreciation	(16,212)	(14,900)
Total property, plant and equipment, net	28,373	29,623
RESTRICTED CASH, EXCLUDING TIMBER FUNDS (NOTE 19)	14,329	625
RIGHT-OF-USE ASSETS	102,262	101,837
OTHER ASSETS	84,266	50,966
TOTAL ASSETS	$3,510,941	$3,636,356
LIABILITIES, NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$28,201	$23,447
Current maturities of long-term debt, net (Note 6)	622	124,965
Accrued taxes	6,287	12,446
Accrued payroll and benefits	8,438	14,514
Accrued interest	3,585	6,343
Deferred revenue	28,579	17,802
Distribution payable, Timber Funds	1,576	6,341
Other current liabilities	31,157	25,863
Total current liabilities	108,445	231,721
LONG-TERM DEBT, NET (NOTE 6)	1,263,394	1,242,819
PENSION AND OTHER POSTRETIREMENT BENEFITS (NOTE 16)	9,927	10,478
LONG-TERM LEASE LIABILITY	93,748	93,416
OTHER NON-CURRENT LIABILITIES	91,166	108,521
COMMITMENTS AND CONTINGENCIES (NOTES 9 and 10)
NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP (NOTE 4)	123,811	133,823
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 shares authorized, 146,321,732 and 145,372,961 shares issued and outstanding	1,424,329	1,389,073
Retained earnings	382,495	402,307
Accumulated other comprehensive income (loss) (Note 18)	610	(19,604)
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,807,434	1,771,776
Noncontrolling interests in consolidated affiliates (Note 4)	13,016	43,802
TOTAL SHAREHOLDERS’ EQUITY	1,820,450	1,815,578
TOTAL LIABILITIES, NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND SHAREHOLDERS’ EQUITY	$3,510,941	$3,636,356
See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except share data)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Affiliates	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2022	145,372,961	$1,389,073	$402,307	($19,604)	$43,802	$1,815,578
Net income	—	—	29,986	—	1,012	30,998
Net income attributable to noncontrolling interests in the operating partnership	—	—	(669)	—	—	(669)
Dividends ($0.27 per share) (a)	—	—	(39,902)	—	—	(39,902)
Issuance of shares under the “at-the-market” equity offering, net of commissions and offering costs of $339	726,248	29,771	—	—	—	29,771
Issuance of shares under incentive stock plans	11,364	415	—	—	—	415
Stock-based compensation	—	2,797	—	—	—	2,797
Repurchase of common shares	(5,420)	(214)	—	—	—	(214)
Adjustment of noncontrolling interests in the operating partnership	—	—	(2,645)	—	—	(2,645)
Conversion of units into common shares	2,535	104	—	—	—	104
Amortization of pension and postretirement plan liabilities	—	—	—	188	—	188
Foreign currency translation adjustment	—	—	—	5,668	790	6,458
Cash flow hedges	—	—	—	39,822	605	40,427
Allocation of other comprehensive income to noncontrolling interests in the operating partnership	—	—	—	(101)	—	(101)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(1,566)	(1,566)
Balance, March 31, 2022	146,107,688	$1,421,946	$389,077	$25,973	$44,643	$1,881,639
Net income	—	—	24,650	—	637	25,287
Net income attributable to noncontrolling interests in the operating partnership	—	—	(546)	—	—	(546)
Dividends ($0.285 per share) (a)	—	—	(42,098)	—	—	(42,098)
Costs associated with the “at-the-market” (ATM) equity offering program	—	(63)	—	—	—	(63)
Issuance of shares under incentive stock plans	304,887	1,983	—	—	—	1,983
Stock-based compensation	—	4,412	—	—	—	4,412
Repurchase of common shares	(91,820)	(3,991)	—	—	—	(3,991)
Adjustment of noncontrolling interests in the operating partnership	—	—	11,412	—	—	11,412
Conversion of units into common shares	977	42	—	—	—	42
Amortization of pension and postretirement plan liabilities	—	—	—	188	—	188
Foreign currency translation adjustment	—	—	—	(34,373)	(1,912)	(36,285)
Cash flow hedges	—	—	—	8,247	(2,492)	5,755
Allocation of other comprehensive loss to noncontrolling interests in the operating partnership	—	—	—	575	—	575
Noncontrolling interests in consolidated affiliates redemption of shares	—	—	—	—	(27,860)	(27,860)
Balance, June 30, 2022	146,321,732	$1,424,329	$382,495	$610	$13,016	$1,820,450

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
See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$56,286	$78,452
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	83,169	87,909
Non-cash cost of land and improved development	17,139	7,003
Stock-based incentive compensation expense	7,209	5,008
Deferred income taxes	(7,272)	7,315
Amortization of losses from pension and postretirement plans	376	587
Gain on sale of large disposition of timberlands	—	(30,324)
Other	(4,206)	7,233
Changes in operating assets and liabilities:
Receivables	(17,060)	(413)
Inventories	(2,398)	(1,637)
Accounts payable	6,959	4,213
All other operating activities	8,328	(764)
CASH PROVIDED BY OPERATING ACTIVITIES	148,530	164,582
INVESTING ACTIVITIES
Capital expenditures	(30,335)	(32,199)
Real estate development investments	(6,013)	(6,269)
Purchase of timberlands	(3,237)	(51,882)
Net proceeds from large disposition of timberlands	—	35,219
Other	5,112	5,998
CASH USED FOR INVESTING ACTIVITIES	(34,473)	(49,133)
FINANCING ACTIVITIES
Issuance of debt	408,439	446,378
Repayment of debt	(533,298)	(350,000)
Dividends paid on common shares	(81,767)	(75,676)
Distributions to noncontrolling interests in the operating partnership	(1,839)	(2,309)
Proceeds from the issuance of common shares under incentive stock plan	2,561	4,490
Proceeds from the issuance of common shares under the “at-the-market” (ATM) equity offering program, net of commissions and offering costs	31,915	110,702
Repurchase of common shares to pay withholding taxes on vested incentive stock awards	(4,204)	(1,608)
Debt issuance costs	—	(4,812)
Distributions to noncontrolling interests in consolidated affiliates	(6,684)	(15,212)
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(184,877)	111,953
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,246)	126
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	(73,066)	227,528
Balance, beginning of year	369,139	87,482
Balance, end of period	$296,073	$315,010

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest (a)	$16,932	$17,677
Income taxes	14,330	7,132
Non-cash investing activity:
Capital assets purchased on account	4,882	4,155
Non-cash financing activity:
Noncontrolling interests in consolidated affiliates redemption of shares (b)	27,860	—

(a)Interest paid is presented net of patronage payments received of $6.0 million and $6.8 million for the six months ended June 30, 2022 and June 30, 2021, respectively. For additional information on patronage payments, see Note 10 — Debt in the 2021 Form 10-K.
(b)In the second quarter of 2022, the New Zealand subsidiary made a capital distribution in order to redeem certain equity interests, resulting in the recording of a loan payable by the New Zealand subsidiary in the amount of $27.9 million. See Note 6 - Debt for further information.

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
SALES (NOTE 3)	$246,346	$291,431	$468,387	$482,878
Costs and Expenses
Cost of sales	(194,323)	(194,250)	(355,303)	(345,628)
Selling and general expenses	(17,356)	(14,693)	(32,116)	(28,725)
Other operating income (expense), net (Note 15)	801	1,956	(182)	4,404
	(210,878)	(206,987)	(387,601)	(369,949)
OPERATING INCOME	35,468	84,444	80,786	112,929
Interest expense	(9,083)	(13,000)	(17,420)	(23,027)
Interest and other miscellaneous income (expense), net	206	(1,144)	(262)	(1,148)
INCOME BEFORE INCOME TAXES	26,591	70,300	63,104	88,754
Income tax expense (Note 17)	(1,304)	(6,880)	(6,818)	(10,302)
NET INCOME	25,287	63,420	56,286	78,452
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(637)	(4,461)	(1,650)	(8,304)
NET INCOME ATTRIBUTABLE TO RAYONIER, L.P. UNITHOLDERS	24,650	58,959	54,636	70,148
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment, net of income tax effect of $0, $0, $0 and $0	(36,285)	1,239	(29,827)	(13,048)
Cash flow hedges, net of income tax effect of $4,211, $315, $3,189 and $1,374	5,755	(10,019)	46,182	50,982
Amortization of pension and postretirement plans, net of income tax expense of $0, $0, $0 and $0	188	294	376	587
Total other comprehensive (loss) income	(30,342)	(8,486)	16,731	38,521
COMPREHENSIVE (LOSS) INCOME	(5,055)	54,934	73,017	116,973
Less: Comprehensive loss (income) attributable to noncontrolling interests in consolidated affiliates	3,767	(4,490)	1,358	(5,070)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO RAYONIER, L.P. UNITHOLDERS	($1,288)	$50,444	$74,375	$111,903
EARNINGS PER UNIT (NOTE 5)
Basic earnings per unit attributable to Rayonier, L.P.	$0.16	$0.41	$0.37	$0.49
Diluted earnings per unit attributable to Rayonier, L.P.	$0.16	$0.41	$0.36	$0.49

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents, excluding Timber Funds	$279,331	$358,680
Cash and cash equivalents, Timber Funds	949	3,493
Total cash and cash equivalents	280,280	362,173
Restricted cash, Timber Funds (Note 19)	1,464	6,341
Accounts receivable, less allowance for doubtful accounts of $12 and $59	40,902	30,018
Inventory (Note 14)	25,330	28,523
Prepaid expenses	19,050	18,528
Assets held for sale (Note 20)	2,226	5,099
Other current assets	455	749
Total current assets	369,707	451,431
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,799,507	2,894,996
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 13)	112,497	106,878
PROPERTY, PLANT AND EQUIPMENT
Land	6,453	6,401
Buildings	31,015	31,168
Machinery and equipment	6,564	6,494
Construction in progress	553	460
Total property, plant and equipment, gross	44,585	44,523
Less — accumulated depreciation	(16,212)	(14,900)
Total property, plant and equipment, net	28,373	29,623
RESTRICTED CASH, EXCLUDING TIMBER FUNDS (NOTE 19)	14,329	625
RIGHT-OF-USE ASSETS	102,262	101,837
OTHER ASSETS	84,266	50,966
TOTAL ASSETS	$3,510,941	$3,636,356
LIABILITIES, REDEEMABLE OPERATING PARTNERSHIP UNITS AND CAPITAL
CURRENT LIABILITIES
Accounts payable	$28,201	$23,447
Current maturities of long-term debt, net (Note 6)	622	124,965
Accrued taxes	6,287	12,446
Accrued payroll and benefits	8,438	14,514
Accrued interest	3,585	6,343
Deferred revenue	28,579	17,802
Distribution payable, Timber Funds	1,576	6,341
Other current liabilities	31,157	25,863
Total current liabilities	108,445	231,721
LONG-TERM DEBT, NET (NOTE 6)	1,263,394	1,242,819
PENSION AND OTHER POSTRETIREMENT BENEFITS (NOTE 16)	9,927	10,478
LONG-TERM LEASE LIABILITY	93,748	93,416
OTHER NON-CURRENT LIABILITIES	91,166	108,521
COMMITMENTS AND CONTINGENCIES (NOTES 9 and 10)
REDEEMABLE OPERATING PARTNERSHIP UNITS (NOTE 4) 3,312,229 and 3,315,741 Units outstanding, respectively	123,811	133,823
CAPITAL
General partners’ capital	18,031	17,872
Limited partners’ capital	1,785,126	1,769,367
Accumulated other comprehensive income (loss) (Note 18)	4,277	(15,463)
TOTAL CONTROLLING INTEREST CAPITAL	1,807,434	1,771,776
Noncontrolling interests in consolidated affiliates (Note 4)	13,016	43,802
TOTAL CAPITAL	1,820,450	1,815,578
TOTAL LIABILITIES, REDEEMABLE OPERATING PARTNERSHIP UNITS AND CAPITAL	$3,510,941	$3,636,356

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Unaudited)
(Dollars in thousands, except share data)

	Units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Affiliates	Total Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance, January 1, 2022	$17,872	$1,769,367	($15,463)	$43,802	$1,815,578
Net income	300	29,686	—	1,012	30,998
Distributions on units ($0.27 per unit)	(408)	(40,388)	—	—	(40,796)
Issuance of units under the “at-the-market” equity offering, net of commissions and offering costs of $339	298	29,473	—	—	29,771
Issuance of units under incentive stock plans	4	411	—	—	415
Stock-based compensation	28	2,769	—	—	2,797
Repurchase of units	(2)	(212)	—	—	(214)
Adjustment of Redeemable Operating Partnership Units	(25)	(2,496)	—	—	(2,521)
Conversion of units into common shares	1	103	—	—	104
Amortization of pension and postretirement plan liabilities	—	—	188	—	188
Foreign currency translation adjustment	—	—	5,668	790	6,458
Cash flow hedges	—	—	39,822	605	40,427
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,566)	(1,566)
Balance, March 31, 2022	$18,068	$1,788,713	$30,215	$44,643	$1,881,639
Net income	246	24,404	—	637	25,287
Distributions on units ($0.285 per unit)	(430)	(42,612)	—	—	(43,042)
Costs associated with the “at-the-market” (ATM) equity offering program	(1)	(62)	—	—	(63)
Issuance of units under incentive stock plans	20	1,963	—	—	1,983
Stock-based compensation	44	4,368	—	—	4,412
Repurchase of units	(40)	(3,951)	—	—	(3,991)
Adjustment of Redeemable Operating Partnership Units	124	12,261	—	—	12,385
Conversion of units into common shares	—	42	—	—	42
Amortization of pension and postretirement plan liabilities	—	—	188	—	188
Foreign currency translation adjustment	—	—	(34,373)	(1,912)	(36,285)
Cash flow hedges	—	—	8,247	(2,492)	5,755
Noncontrolling interests in consolidated affiliates redemption of shares	—	—	—	(27,860)	(27,860)
Balance, June 30, 2022	$18,031	$1,785,126	$4,277	$13,016	$1,820,450

	Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance, January 1, 2021	$15,454	$1,529,948	($71,345)	$388,588	$1,862,645
Net income	112	11,077	—	3,843	15,032
Distributions on units ($0.27 per unit)	(387)	(38,300)	—	—	(38,687)
Issuance of units under the “at-the-market” equity offering, net of commissions and offering costs of $197	367	36,341	—	—	36,708
Issuance of units under incentive stock plans	12	1,154	—	—	1,166
Stock-based compensation	22	2,134	—	—	2,156
Repurchase of units	(2)	(153)	—	—	(155)
Adjustment of Redeemable Operating Partnership Units	(126)	(12,458)	—	—	(12,584)
Conversion of units into common shares	47	4,668	—	—	4,715
Measurement period adjustment of noncontrolling interests in consolidated affiliates	—	—	—	655	655
Amortization of pension and postretirement plan liabilities	—	—	294	—	294
Foreign currency translation adjustment	—	—	(11,652)	(2,636)	(14,288)
Cash flow hedges	—	—	61,628	(627)	61,001
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(8,737)	(8,737)
Balance, March 31, 2021	$15,499	$1,534,411	($21,075)	$381,086	$1,909,921
Net income	590	58,369	—	4,461	63,420
Distributions on units ($0.27 per unit)	(391)	(38,744)	—	—	(39,135)
Issuance of units under the “at-the-market” equity offering, net of commissions and offering costs of $927	800	79,194	—	—	79,994
Issuance of units under incentive stock plans	33	3,292	—	—	3,325
Stock-based compensation	29	2,823	—	—	2,852
Repurchase of units	(15)	(1,438)	—	—	(1,453)
Adjustment of Redeemable Operating Partnership Units	(158)	(15,598)	—	—	(15,756)
Conversion of units into common shares	2	239	—	—	241
Measurement period adjustment of noncontrolling interests in consolidated affiliates	—	—	—	9,034	9,034
Amortization of pension and postretirement plan liabilities	—	—	294	—	294
Foreign currency translation adjustment	—	—	1,025	214	1,239
Cash flow hedges	—	—	(9,833)	(186)	(10,019)
Distribution to noncontrolling interests in consolidated affiliates	—	—	—	(6,474)	(6,474)
Balance, June 30, 2021	$16,389	$1,622,548	($29,589)	$388,135	$1,997,483

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$56,286	$78,452
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	83,169	87,909
Non-cash cost of land and improved development	17,139	7,003
Stock-based incentive compensation expense	7,209	5,008
Deferred income taxes	(7,272)	7,315
Amortization of losses from pension and postretirement plans	376	587
Gain on sale of large disposition of timberlands	—	(30,324)
Other	(4,206)	7,233
Changes in operating assets and liabilities:
Receivables	(17,060)	(413)
Inventories	(2,398)	(1,637)
Accounts payable	6,959	4,213
All other operating activities	8,328	(764)
CASH PROVIDED BY OPERATING ACTIVITIES	148,530	164,582
INVESTING ACTIVITIES
Capital expenditures	(30,335)	(32,199)
Real estate development investments	(6,013)	(6,269)
Purchase of timberlands	(3,237)	(51,882)
Net proceeds from large disposition of timberlands	—	35,219
Other	5,112	5,998
CASH USED FOR INVESTING ACTIVITIES	(34,473)	(49,133)
FINANCING ACTIVITIES
Issuance of debt	408,439	446,378
Repayment of debt	(533,298)	(350,000)
Distributions on units	(83,606)	(77,985)
Proceeds from the issuance of units under incentive stock plan	2,561	4,490
Proceeds from the issuance of units under the “at-the-market” (ATM) equity offering program, net of commissions and offering costs	31,915	110,702
Repurchase of units to pay withholding taxes on vested incentive stock awards	(4,204)	(1,608)
Debt issuance costs	—	(4,812)
Distributions to noncontrolling interests in consolidated affiliates	(6,684)	(15,212)
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(184,877)	111,953
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,246)	126
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	(73,066)	227,528
Balance, beginning of year	369,139	87,482
Balance, end of period	$296,073	$315,010

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest (a)	$16,932	$17,677
Income taxes	14,330	7,132
Non-cash investing activity:
Capital assets purchased on account	4,882	4,155
Non-cash financing activity:
Noncontrolling interests in consolidated affiliates redemption of shares (b)	27,860	—

(a)Interest paid is presented net of patronage payments received of $6.0 million and $6.8 million for the six months ended June 30, 2022 and June 30, 2021, respectively. For additional information on patronage payments, see Note 10 — Debt in the 2021 Form 10-K.
(b)In the second quarter of 2022, the New Zealand subsidiary made a capital distribution in order to redeem certain equity interests, resulting in the recording of a loan payable by the New Zealand subsidiary in the amount of $27.9 million. See Note 6 - Debt for further information.
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
As of June 30, 2022, the Company owned a 97.8% interest in the Operating Partnership, with the remaining 2.2% interest owned by limited partners of the Operating Partnership. As the sole general partner of the Operating Partnership, Rayonier Inc. has exclusive control of the day-to-day management of the Operating Partnership.
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
SUBSEQUENT EVENTS
We have evaluated events occurring from June 30, 2022 to the date of issuance of these Consolidated Financial Statements for potential recognition or disclosure in the consolidated financial statements. No events were identified that warranted recognition or disclosure.

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
The following tables summarize the segment information for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
SALES	2022	2021	2022	2021
Southern Timber	$66,271	$49,294	$143,035	$100,971
Pacific Northwest Timber	39,157	35,323	85,437	76,844
New Zealand Timber	78,882	80,559	130,271	138,138
Timber Funds (a)	—	18,646	—	33,585
Real Estate (b)	34,402	74,531	68,597	85,035
Trading	27,683	34,546	41,145	51,212
Intersegment Eliminations (c)	(49)	(1,468)	(98)	(2,907)
Total	$246,346	$291,431	$468,387	$482,878

(a)The three and six months ended June 30, 2021 include $14.7 million and $26.7 million of sales attributable to noncontrolling interests in Timber Funds.
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

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended June 30,		Six Months Ended June 30,
OPERATING INCOME	2022	2021	2022	2021
Southern Timber	$24,067	$16,980	$54,409	$34,327
Pacific Northwest Timber	2,943	1,872	9,550	3,222
New Zealand Timber	7,981	20,714	13,373	34,658
Timber Funds (a)	—	1,991	—	3,492
Real Estate (b)	11,023	50,511	21,204	52,199
Trading	(444)	418	(93)	662
Corporate and Other	(10,102)	(8,042)	(17,657)	(15,631)
Total Operating Income	35,468	84,444	80,786	112,929
Unallocated interest expense and other	(8,877)	(14,144)	(17,682)	(24,175)
Total Income before Income Taxes	$26,591	$70,300	$63,104	$88,754

(a)The three and six months ended June 30, 2021 include $1.6 million and $2.7 million, respectively, of operating income attributable to noncontrolling interests in Timber Funds.
(b)The three and six months ended June 30, 2021 includes $30.3 million from a Large Disposition.

	Three Months Ended June 30,		Six Months Ended June 30,
DEPRECIATION, DEPLETION AND AMORTIZATION	2022	2021	2022	2021
Southern Timber	$14,657	$13,576	$32,716	$27,935
Pacific Northwest Timber	11,316	12,031	26,232	28,316
New Zealand Timber	6,901	6,952	11,891	14,201
Timber Funds (a)	—	6,121	—	11,621
Real Estate (b)	2,564	8,535	11,709	10,092
Corporate and Other	313	313	621	576
Total	$35,751	$47,528	$83,169	$92,741

(a)The three and six months ended June 30, 2021 include $5.1 million and $10.1 million, respectively, of depreciation, depletion and amortization attributable to noncontrolling interests in Timber Funds.
(b)The three and six months ended June 30, 2021 includes $4.8 million from a Large Dispositions.

	Three Months Ended June 30,		Six Months Ended June 30,
NON-CASH COST OF LAND AND IMPROVED DEVELOPMENT	2022	2021	2022	2021
Real Estate (a)	$11,780	$5,254	$17,139	$7,067
Total	$11,780	$5,254	$17,139	$7,067

(a)The three and six months ended June 30, 2021 includes $0.1 million from a Large Disposition.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

3.    REVENUE
PERFORMANCE OBLIGATIONS
We recognize revenue when control of promised goods or services (“performance obligations”) is transferred to customers, in an amount that reflects the consideration expected in exchange for those goods or services (“transaction price”). We generally satisfy performance obligations within a year of entering into a contract and therefore have applied the disclosure exemption found under ASC 606-10-50-14. Unsatisfied performance obligations as of June 30, 2022 are primarily due to advances on stumpage contracts, unearned license revenue and post-closing obligations on real estate sales. These performance obligations are expected to be satisfied within the next twelve months. We generally collect payment within a year of satisfying performance obligations and therefore have elected not to adjust revenues for a financing component.
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
The following table summarizes revenue recognized during the three and six months ended June 30, 2022 and 2021 that was included in the contract liability balance at the beginning of each year:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue recognized from contract liability balance at the beginning of the year (a)	$4,968	$4,049	$12,501	$9,969

(a)    Revenue recognized was primarily from hunting licenses and the use of advances on pay-as-cut timber sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables present our revenue from contracts with customers disaggregated by product type for the three and six months ended June 30, 2022 and 2021:

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Elim.	Total
June 30, 2022
Pulpwood	$30,770	$3,572	$10,851	—	—	$2,999	—	$48,192
Sawtimber	21,744	34,310	64,247	—	—	24,319	—	144,620
Hardwood	5,706	—	—	—	—	—	—	5,706
Total Timber Sales	58,220	37,882	75,098	—	—	27,318	—	198,518
License Revenue, Primarily from Hunting	6,506	129	87	—	—	—	—	6,722
Other Non-Timber/Carbon Revenue	1,545	1,146	3,697	—	—	—	—	6,388
Agency Fee Income	—	—	—	—	—	316	—	316
Total Non-Timber Sales	8,051	1,275	3,784	—	—	316	—	13,426
Improved Development	—	—	—	—	11,566	—	—	11,566
Rural	—	—	—	—	23,420	—	—	23,420
Deferred Revenue/Other (a)	—	—	—	—	(907)	—	—	(907)
Total Real Estate Sales	—	—	—	—	34,079	—	—	34,079

Revenue from Contracts with Customers	66,271	39,157	78,882	—	34,079	27,634	—	246,023
Lease Revenue	—	—	—	—	323	—	—	323
Intersegment	—	—	—	—	—	49	(49)	—
Total Revenue	$66,271	$39,157	$78,882	—	$34,402	$27,683	($49)	$246,346

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Elim.	Total
June 30, 2021
Pulpwood	$23,728	$2,078	$12,266	$395	—	$3,676	—	$42,143
Sawtimber	18,692	31,755	67,986	16,419	—	30,475	—	165,327
Hardwood	1,268	—	—	—	—	—	—	1,268
Total Timber Sales	43,688	33,833	80,252	16,814	—	34,151	—	208,738
License Revenue, Primarily from Hunting	4,493	117	81	26	—	—	—	4,717
Other Non-Timber/Carbon Revenue	1,113	1,373	226	399	—	—	—	3,111
Agency Fee Income	—	—	—	—	—	334	—	334
Total Non-Timber Sales	5,606	1,490	307	425	—	334	—	8,162
Improved Development	—	—	—	—	19,340	—	—	19,340
Rural	—	—	—	—	20,297	—	—	20,297
Conservation Easement	—	—	—	—	3,855	—	—	3,855
Deferred Revenue/Other (a)	—	—	—	—	(5,242)	—	—	(5,242)
Large Dispositions	—	—	—	—	36,000	—	—	36,000
Total Real Estate Sales	—	—	—	—	74,250	—	—	74,250

Revenue from Contracts with Customers	49,294	35,323	80,559	17,239	74,250	34,485	—	291,150
Lease Revenue	—	—	—	—	281	—	—	281
Intersegment	—	—	—	1,407	—	61	(1,468)	—
Total Revenue	$49,294	$35,323	$80,559	$18,646	$74,531	$34,546	($1,468)	$291,431

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Six Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Elim.	Total
June 30, 2022
Pulpwood	$68,381	$6,491	$18,446	—	—	$4,523	—	$97,841
Sawtimber	49,260	76,524	106,347	—	—	35,857	—	267,988
Hardwood	11,555	—	—	—	—	—	—	11,555
Total Timber Sales	129,196	83,015	124,793	—	—	40,380	—	377,384
License Revenue, Primarily From Hunting	11,182	245	148	—	—	—	—	11,575
Other Non-Timber/Carbon Revenue	2,657	2,177	5,330	—	—	—	—	10,164
Agency Fee Income	—	—	—	—	—	667	—	667
Total Non-Timber Sales	13,839	2,422	5,478	—	—	667	—	22,406
Improved Development	—	—	—	—	16,532	—	—	16,532
Rural	—	—	—	—	40,369	—	—	40,369
Timberland & Non-Strategic	—	—	—	—	11,400	—	—	11,400
Deferred Revenue/Other (a)	—	—	—	—	(271)	—	—	(271)
Total Real Estate Sales	—	—	—	—	68,030	—	—	68,030

Revenue from Contracts with Customers	143,035	85,437	130,271	—	68,030	41,047	—	467,820
Lease Revenue	—	—	—	—	567	—	—	567
Intersegment	—	—	—	—	—	98	(98)	—
Total Revenue	$143,035	$85,437	$130,271	—	$68,597	$41,145	($98)	$468,387

Six Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Elim.	Total
June 30, 2021
Pulpwood	$45,584	$4,573	$21,809	$655	—	$5,510	—	$78,131
Sawtimber	40,655	69,513	115,777	29,727	—	44,865	—	300,537
Hardwood	1,673	—	—	—	—	—	—	1,673
Total Timber Sales	87,912	74,086	137,586	30,382	—	50,375	—	380,341
License Revenue, Primarily from Hunting	8,913	207	139	29	—	—	—	9,288
Other Non-Timber/Carbon Revenue	4,146	2,551	413	413	—	—	—	7,523
Agency Fee Income	—	—	—	—	—	691	—	691
Total Non-Timber Sales	13,059	2,758	552	442	—	691	—	17,502
Improved Development	—	—	—	—	19,592	—	—	19,592
Rural	—	—	—	—	30,062	—	—	30,062
Conservation Easement	—	—	—	—	3,855	—	—	3,855
Deferred Revenue/Other (a)	—	—	—	—	(4,987)	—	—	(4,987)
Large Dispositions	—	—	—	—	36,000	—	—	36,000
Total Real Estate Sales	—	—	—	—	84,522	—	—	84,522

Revenue from Contracts with Customers	100,971	76,844	138,138	30,824	84,522	51,066	—	482,365
Lease Revenue	—	—	—	—	513	—	—	513
Intersegment	—	—	—	2,761	—	146	(2,907)	—
Total Revenue	$100,971	$76,844	$138,138	$33,585	$85,035	$51,212	($2,907)	$482,878

(a)    Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables present our timber sales disaggregated by contract type for the three and six months ended June 30, 2022 and 2021:

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Trading	Total
June 30, 2022
Stumpage Pay-as-Cut	$21,326	—	—	—	—	$21,326
Stumpage Lump Sum	90	85	—	—	—	175
Total Stumpage	21,416	85	—	—	—	21,501

Delivered Wood (Domestic)	33,248	33,956	18,051	—	1,104	86,359
Delivered Wood (Export)	3,556	3,841	57,047	—	26,214	90,658
Total Delivered	36,804	37,797	75,098	—	27,318	177,017

Total Timber Sales	$58,220	$37,882	$75,098	—	$27,318	$198,518

June 30, 2021
Stumpage Pay-as-Cut	$15,183	—	—	$197	—	$15,380
Stumpage Lump Sum	4,645	932	—	—	—	5,577
Total Stumpage	19,828	932	—	197	—	20,957

Delivered Wood (Domestic)	19,955	32,901	19,250	16,617	1,236	89,959
Delivered Wood (Export)	3,905	—	61,002	—	32,915	97,822
Total Delivered	23,860	32,901	80,252	16,617	34,151	187,781

Total Timber Sales	$43,688	$33,833	$80,252	$16,814	$34,151	$208,738

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Six Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Trading	Total
June 30, 2022
Stumpage Pay-as-Cut	$57,532	—	—	—	—	$57,532
Stumpage Lump Sum	90	5,473	—	—	—	5,563
Total Stumpage	57,622	5,473	—	—	—	63,095

Delivered Wood (Domestic)	65,376	73,402	31,532	—	1,729	172,039
Delivered Wood (Export)	6,198	4,140	93,261	—	38,651	142,250
Total Delivered	71,574	77,542	124,793	—	40,380	314,289

Total Timber Sales	$129,196	$83,015	$124,793	—	$40,380	$377,384

June 30, 2021
Stumpage Pay-as-Cut	$36,440	—	—	$197	—	$36,637
Stumpage Lump Sum	4,647	7,063	—	—	—	11,710
Total Stumpage	41,087	7,063	—	197	—	48,347

Delivered Wood (Domestic)	38,014	67,023	36,356	30,185	2,327	173,905
Delivered Wood (Export)	8,811	—	101,230	—	48,048	158,089
Total Delivered	46,825	67,023	137,586	30,185	50,375	331,994

Total Timber Sales	$87,912	$74,086	$137,586	$30,382	$50,375	$380,341

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

The following table sets forth the Company’s noncontrolling interests in the operating partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning noncontrolling interests in the operating partnership	$136,239	$137,990	$133,823	$130,121
Adjustment of noncontrolling interests in the operating partnership	(11,412)	15,410	(8,767)	27,277
Conversions of Redeemable Operating Partnership Units to Common Shares	(42)	(241)	(146)	(4,956)
Net Income attributable to noncontrolling interests in the operating partnership	546	1,753	1,214	2,094
Other Comprehensive (Loss) Income attributable to noncontrolling interests in the operating partnership	(575)	(253)	(474)	1,278
Distributions to noncontrolling interests in the operating partnership	(945)	(1,154)	(1,839)	(2,309)
Total noncontrolling interests in the operating partnership	$123,811	$153,505	$123,811	$153,505

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

5.    EARNINGS PER SHARE AND PER UNIT
The following table provides details of the calculations of basic and diluted earnings per common share of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Earnings per common share - basic
Numerator:
Net Income	$25,287	$63,420	$56,286	$78,452
Less: Net income attributable to noncontrolling interests in the operating partnership	(546)	(1,753)	(1,214)	(2,094)
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(637)	(4,461)	(1,650)	(8,304)
Net income attributable to Rayonier Inc.	$24,104	$57,206	$53,422	$68,054
Denominator:
Denominator for basic earnings per common share - weighted average shares	146,257,311	139,556,748	145,846,026	138,718,442
Basic earnings per common share attributable to Rayonier Inc.:	$0.16	$0.41	$0.37	$0.49
Earnings per common share - diluted
Numerator:
Net Income	$25,287	$63,420	$56,286	$78,452
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(637)	(4,461)	(1,650)	(8,304)
Net income attributable to Rayonier Inc., before net income attributable to noncontrolling interests in the operating partnership	$24,650	$58,959	$54,636	$70,148
Denominator:
Denominator for basic earnings per common share - weighted average shares	146,257,311	139,556,748	145,846,026	138,718,442
Add: Dilutive effect of:
Stock options	8,100	12,646	7,664	8,348
Performance shares, restricted shares and restricted stock units	666,653	210,923	730,773	282,027
Noncontrolling interests in operating partnership units	3,312,315	4,275,912	3,313,543	4,303,201
Denominator for diluted earnings per common share - adjusted weighted average shares	150,244,379	144,056,229	149,898,006	143,312,018
Diluted earnings per common share attributable to Rayonier Inc.:	$0.16	$0.41	$0.36	$0.49

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Anti-dilutive shares excluded from the computations of diluted earnings per common share:
Stock options, performance shares, restricted shares and restricted stock units	109,515	208,614	54,884	201,435
Total	109,515	208,614	54,884	201,435

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table provides details of the calculations of basic and diluted earnings per unit of the Operating Partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Earnings per unit - basic
Numerator:
Net Income	$25,287	$63,420	$56,286	$78,452
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(637)	(4,461)	(1,650)	(8,304)
Net income available to unitholders	$24,650	$58,959	$54,636	$70,148
Denominator:
Denominator for basic earnings per unit - weighted average units	149,569,626	143,832,660	149,159,569	143,021,643
Basic earnings per unit attributable to Rayonier, L.P.:	$0.16	$0.41	$0.37	$0.49
Earnings per unit - diluted
Numerator:
Net Income	$25,287	$63,420	$56,286	$78,452
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(637)	(4,461)	(1,650)	(8,304)
Net income available to unitholders	$24,650	$58,959	$54,636	$70,148
Denominator:
Denominator for basic earnings per unit - weighted average units	149,569,626	143,832,660	149,159,569	143,021,643
Add: Dilutive effect of unit equivalents:
Stock options	8,100	12,646	7,664	8,348
Performance shares, restricted shares and restricted stock units	666,653	210,923	730,773	282,027
Denominator for diluted earnings per unit - adjusted weighted average units	150,244,379	144,056,229	149,898,006	143,312,018
Diluted earnings per unit attributable to Rayonier, L.P.:	$0.16	$0.41	$0.36	$0.49

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Anti-dilutive unit equivalents excluded from the computations of diluted earnings per unit:
Stock options, performance shares, restricted shares and restricted stock units	109,515	208,614	54,884	201,435
Total	109,515	208,614	54,884	201,435

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

6.    DEBT
Our debt consisted of the following at June 30, 2022:

June 30, 2022
Debt
Term Credit Agreement borrowings due 2028 at a variable interest rate of 2.7% at June 30, 2022 (a)	$350,000
Senior Notes due 2031 at a fixed interest rate of 2.75%	450,000
Incremental Term Loan Agreement borrowings due 2026 at a variable interest rate of 2.7% at June 30, 2022 (b)	200,000
2021 Incremental Term Loan Facility Borrowings due 2029 at a variable interest rate of 2.6% at June 30, 2022 (c)	200,000
New Zealand subsidiary noncontrolling interests shareholder loan due 2025 at a fixed interest rate of 2.95% (d)	21,451
New Zealand subsidiary noncontrolling interests shareholder loan due 2026 at a fixed interest rate of 3.64% (d)	25,026
New Zealand subsidiary noncontrolling interests shareholder loan due 2027 at a fixed interest rate of 6.48% (d)	25,026
New Zealand Working Capital Facility due 2023 at a variable interest rate of 3.1% at June 30, 2022	622
Total principal debt	1,272,125
Less: Unamortized discounts	(3,266)
Less: Current maturities of long-term debt	(622)
Less: Deferred financing costs	(4,843)
Total long-term debt	$1,263,394

(a)    As of June 30, 2022, the periodic interest rate on the term credit agreement (the “Term Credit Agreement”) was LIBOR plus 1.600%. We estimate the effective fixed interest rate on the term loan facility to be approximately 3.0% after consideration of interest rate swaps and estimated patronage refunds.
(b)    As of June 30, 2022, the periodic interest rate on the incremental term loan (the “Incremental Term Loan Agreement”) was LIBOR plus 1.650%. We estimate the effective fixed interest rate on the incremental term loan facility to be approximately 2.4% after consideration of interest rate swaps and estimated patronage refunds.
(c)    As of June 30, 2022, the periodic interest rate on the 2021 incremental term loan (the “2021 Incremental Term Loan Facility”) was LIBOR plus 1.550%. We estimate the effective fixed interest rate on the incremental term loan facility to be approximately 1.5% after consideration of interest rate swaps and estimated patronage refunds.
(d)    Except for changes in the New Zealand foreign exchange rate, there have been no adjustments to the carrying value of the shareholder loans since inception.

Principal payments due during the next five years and thereafter are as follows:

Total
2022	—
2023	622
2024	—
2025	21,451
2026	225,026
Thereafter	1,025,026
Total Debt	$1,272,125

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

2022 DEBT ACTIVITY
U.S. Debt
On January 3, 2022, we drew $200.0 million on our Revolving Credit Facility. On January 4, 2022, we repaid the $325.0 million Senior Notes due 2022 with $125.0 million of cash and the $200.0 million previously drawn on the Revolving Credit Facility. We then made a $200.0 million draw on our 2021 Incremental Term Loan Facility and simultaneously repaid the outstanding principal on our Revolving Credit Facility. The periodic interest rate on the 2021 Incremental Term Loan agreement is subject to a pricing grid based on our leverage ratio, as defined in the credit agreement. As of June 30, 2022, the periodic interest rate on the 2021 Incremental Term Loan is LIBOR plus 1.55%. Monthly payments of interest only are due on this loan through maturity.

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
At June 30, 2022, we had available borrowings of $299.1 million under the Revolving Credit Facility, net of $0.9 million to secure our outstanding letters of credit.
New Zealand Debt
In June 2022, the New Zealand subsidiary renewed its NZ$20 million working capital facility for an additional 12-month term. During the six months ended June 30, 2022, the New Zealand subsidiary made US$0.6 million of borrowings, net of repayments and changes in exchange rates, on its working capital facility (the “New Zealand Working Capital Facility”). At June 30, 2022, the New Zealand subsidiary had NZ$19.0 million of available borrowings under its working capital facility.
In April 2022, the New Zealand subsidiary made a capital distribution to its partners on a pro rata basis in order to redeem certain equity interests, which was reinvested by the partners in shareholder loans to the New Zealand subsidiary. Our capital distribution and portion of the shareholder loan are eliminated in consolidation. The capital distribution to the minority shareholder and its reinvestment in the shareholder loan resulted in the recording of a loan payable by the New Zealand subsidiary in the amount of $27.9 million due in 2027 at a fixed interest rate of 6.48%. As of June 30, 2022, the outstanding balance on the shareholder loan due 2027 is $25.0 million. Except for changes in the New Zealand foreign exchange rate, there have been no adjustments to the carrying value of the shareholder loan since its inception. See Note 4 — Noncontrolling Interests for more information regarding the New Zealand subsidiary.

DEBT COVENANTS
In connection with our $350 million Term Credit Agreement, $200 million Incremental Term Loan Agreement, $200 million 2021 Incremental Term Loan Facility and $300 million Revolving Credit Facility, customary covenants must be met, the most significant of which include interest coverage and leverage ratios.
The covenants listed below, which are the most significant financial covenants in effect as of June 30, 2022, are calculated on a trailing 12-month basis:

	Covenant Requirement	Actual Ratio	Favorable
Covenant EBITDA to consolidated interest expense should not be less than	2.5 to 1	13.6 to 1	11.1
Covenant debt to covenant net worth plus covenant debt shall not exceed	65%	41%	24%
    In addition to these financial covenants listed above, the Senior Notes due 2031, Term Credit Agreement, Incremental Term Loan Agreement, 2021 Incremental Term Loan Facility, and Revolving Credit Facility include customary covenants that limit the incurrence of debt and the disposition of assets, among others. At June 30, 2022, we were in compliance with all applicable covenants.

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
FOREIGN CURRENCY EXCHANGE AND OPTION CONTRACTS
Our New Zealand subsidiary is exposed to foreign currency risk, as its functional currency is the New Zealand dollar, but has certain cash flows denominated U.S. dollars. Domestic sales and operating expenses are predominately denominated in New Zealand dollars, while its export sales, shareholder distributions and ocean freight payments are predominately denominated in U.S. dollars. To the extent New Zealand dollar costs exceed New Zealand dollar revenues (the “foreign exchange exposure”), the New Zealand subsidiary manages it through the use of derivative financial instruments. It typically hedges a portion of export sales receipts to cover 50% to 90% of the projected foreign exchange exposure for the following 12 months, up to 75% for the forward 12 to 18 months and up to 50% for the forward 18 to 24 months. Additionally, it will occasionally hedge export sales receipts to cover up to 50% of the foreign exchange exposure for the forward 24 to 48 months when the New Zealand dollar is at a cyclical low versus the U.S. dollar. The New Zealand subsidiary’s trading operations typically hedges a portion of export sales receipts to cover the projected foreign exchange exposure for the following three months. As of June 30, 2022, foreign currency exchange contracts and foreign currency option contracts had maturity dates through August 2024 and December 2024, respectively.
Foreign currency exchange and option contracts hedging foreign currency risk qualify for cash flow hedge accounting. We may de-designate these cash flow hedge relationships in advance or at the occurrence of the forecasted transaction. The portion of gains or losses on the derivative instrument previously accumulated in other comprehensive income for de-designated hedges remains in accumulated other comprehensive income until the forecasted transaction affects earnings. Changes in the value of derivative instruments after de-designation are recorded in earnings.

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
INTEREST RATE SWAPS
The following table contains information on the outstanding interest rate swaps as of June 30, 2022:

Outstanding Interest Rate Swaps (a)
Date Entered Into	Term	Notional Amount	Related Debt Facility	Fixed Rate of Swap	Bank Margin on Debt	Total Effective Interest Rate (b)
August 2015	9 years	$170,000	Term Credit Agreement	2.20%	1.60%	3.80%
August 2015	9 years	180,000	Term Credit Agreement	2.35%	1.60%	3.95%
April 2016	10 years	100,000	Incremental Term Loan	1.60%	1.65%	3.25%
April 2016	10 years	100,000	Incremental Term Loan	1.60%	1.65%	3.25%
May 2021 (c)	7 years	200,000	2021 Incremental Term Loan Facility	0.77%	1.55%	2.32%

(a)All interest rate swaps have been designated as interest rate cash flow hedges and qualify for hedge accounting.
(b)Rate is before estimated patronage payments.
(c)On February 1, 2022, our $200.0 million notional forward-starting interest rate swap matured into an active interest rate swap. See Note 6 - Debt for additional information.

FORWARD-STARTING INTEREST RATE SWAPS
The following table contains information on the outstanding forward-starting interest rate swaps as of June 30, 2022:

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
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables demonstrate the impact, gross of tax, of our derivatives on the Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2022 and 2021:

		Three Months Ended June 30,
	Income Statement Location	2022	2021
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive (loss) income	($14,352)	($896)
Foreign currency option contracts	Other comprehensive (loss) income	(686)	(230)
Interest rate products	Other comprehensive (loss) income	14,636	(14,587)
	Interest expense	1,948	5,377

		Six Months Ended June 30,
	Income Statement Location	2022	2021
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive (loss) income	($10,839)	($3,747)
Foreign currency option contracts	Other comprehensive (loss) income	(550)	(1,158)
Interest rate products	Other comprehensive (loss) income	49,765	45,144
	Interest expense	4,618	9,371
During the next 12 months, the amount of the June 30, 2022 AOCI balance, net of tax, expected to be reclassified into earnings is a gain of approximately $3.1 million. The following table contains details of the expected reclassified amounts into earnings:

Amount expected to be reclassified into earnings in next 12 months
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	($6,784)
Foreign currency option contracts	(51)
Interest rate products	9,908
Total estimated gain on derivatives contracts	$3,073

The following table contains the notional amounts of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Notional Amount
	June 30, 2022	December 31, 2021
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	$160,500	$149,250
Foreign currency option contracts	32,000	14,000
Interest rate swaps	750,000	550,000
Forward-starting interest rate swaps	150,000	350,000

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table contains the fair values of the derivative financial instruments recorded in the Consolidated Balance Sheets at June 30, 2022 and December 31, 2021. Changes in balances of derivative financial instruments are recorded as operating activities in the Consolidated Statements of Cash Flows:

	Location on Balance Sheet	Fair Value Assets / (Liabilities) (a)
		June 30, 2022	December 31, 2021
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other current assets	—	$721
	Other assets	—	86
	Other current liabilities	(9,424)	(2,061)
	Other non-current liabilities	(3,364)	(694)
Foreign currency option contracts	Other current assets	7	—
	Other assets	446	228
	Other current liabilities	(78)	—
	Other non-current liabilities	(967)	(270)
Interest rate swaps	Other assets	40,909	—
	Other non-current liabilities	—	(15,582)
Forward-starting interest rate swaps	Other assets	9,106	11,482

Total derivative contracts:
Other current assets		$7	$721
Other assets		50,461	11,796
Total derivative assets		$50,468	$12,517

Other current liabilities		(9,502)	(2,061)
Other non-current liabilities		(4,331)	(16,546)
Total derivative liabilities		($13,833)	($18,607)

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
The following table presents the carrying amount and estimated fair values of our financial instruments as of June 30, 2022 and December 31, 2021, using market information and what we believe to be appropriate valuation methodologies under GAAP:

	June 30, 2022			December 31, 2021
Asset (Liability) (a)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents, excluding Timber Funds	$279,331	$279,331	—	$358,680	$358,680	—
Cash and cash equivalents, Timber Funds	949	949	—	3,493	3,493	—
Restricted cash, Timber Funds (b)	1,464	1,464	—	6,341	6,341	—
Restricted cash, excluding Timber Funds (c)	14,329	14,329	—	625	625	—
Current maturities of long-term debt (d)	(622)	—	(622)	(124,965)	—	(125,288)
Long-term debt (d)	(1,263,394)	—	(1,196,582)	(1,242,819)	—	(1,245,148)
Interest rate swaps (e)	40,909	—	40,909	(15,582)	—	(15,582)
Forward-starting interest rate swaps (e)	9,106	—	9,106	11,482	—	11,482
Foreign currency exchange contracts (e)	(12,788)	—	(12,788)	(1,948)	—	(1,948)
Foreign currency option contracts (e)	(592)	—	(592)	(42)	—	(42)
Noncontrolling interests in the operating partnership (f)	123,811	123,811	—	133,823	133,823	—

(a)We did not have Level 3 assets or liabilities at June 30, 2022 and December 31, 2021.
(b)Restricted cash, Timber Funds represents the portion of proceeds from Fund II Timberland Dispositions required to be distributed to noncontrolling interests. See Note 19 — Restricted Cash for additional information.
(c)Restricted cash, excluding Timber Funds represents proceeds from like-kind exchange sales deposited with a third-party intermediary and cash held in escrow. See Note 19 — Restricted Cash for additional information.
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

9.    COMMITMENTS
At June 30, 2022, the future minimum payments under non-cancellable commitments were as follows:

	Environmental Remediation (a)	Development Projects (b)	Commitments (c)	Total
Remaining 2022	$726	$19,676	$8,480	$28,882
2023	3,874	3,239	12,024	19,137
2024	3,839	267	4,433	8,539
2025	1,010	267	1,192	2,469
2026	451	267	360	1,078
Thereafter	1,358	4,062	—	5,420
	$11,258	$27,778	$26,489	$65,525

(a)Environmental remediation represents our estimate of potential liability associated with environmental contamination and Natural Resource Damages (NRD) in Port Gamble, Washington. See Note 11 - Environmental and Natural Resource Damage Liabilities for additional information.
(b)Primarily consisting of payments expected to be made on our Wildlight and Heartwood development projects.
(c)Commitments include payments expected to be made on financial instruments (foreign exchange contracts and interest rate swaps) and other purchase obligations.

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

Changes in environmental and NRD liabilities from December 31, 2021 to June 30, 2022 are shown below:

Port Gamble, WA
Non-current portion at December 31, 2021	$10,110
Plus: Current portion	695
Total Balance at December 31, 2021	10,805
Expenditures charged to liabilities	(245)
Increase to liabilities	698
Total Balance at June 30, 2022	11,258
Less: Current portion	(766)
Non-current portion at June 30, 2022	$10,492

It is expected that the upland mill site cleanup and NRD restoration will occur over the next one to two years, while the monitoring of Port Gamble Bay, mill site and landfills will continue for an additional 10 to 15 years. NRD costs are subject to change as the scope of the restoration projects become more clearly defined. It is reasonably possible that these components of the liability may increase as the project progresses. Management continues to monitor the Port Gamble cleanup process and will make adjustments as needed. Should any future circumstances result in a change to the estimated cost of the project, we will record an appropriate adjustment to the liability in the period it becomes known and when we can reasonably estimate the amount. For further information on the timing and amount of future payments related to our environmental remediation liabilities, see Note 9 - Commitments.

12.    GUARANTEES
We provide financial guarantees as required by creditors, insurance programs, and various governmental agencies.
As of June 30, 2022, the following financial guarantees were outstanding:

Financial Commitments (a)	Maximum Potential Payment
Standby letters of credit	$885
Surety bonds (b)	23,194
Total financial commitments	$24,079

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
Changes in higher and better use timberlands and real estate development investments from December 31, 2021 to June 30, 2022 are shown below:

	Higher and Better Use Timberlands and Real Estate Development Investments
	Land and Timber	Development Investments	Total
Non-current portion at December 31, 2021	$87,910	$18,968	$106,878
Plus: Current portion (a)	718	24,022	24,740
Total Balance at December 31, 2021	88,628	42,990	131,618
Non-cash cost of land and improved development	(579)	(9,617)	(10,196)
Amortization of parcel real estate development investments	—	(3,212)	(3,212)
Timber depletion from harvesting activities and basis of timber sold in real estate sales	(633)	—	(633)
Capitalized real estate development investments (b)	—	8,957	8,957
Capital expenditures (silviculture)	116	—	116
Intersegment transfers	4,345	—	4,345
Total Balance at June 30, 2022	91,877	39,118	130,995
Less: Current portion (a)	(1,058)	(17,440)	(18,498)
Non-current portion at June 30, 2022	$90,819	$21,678	$112,497

(a)The current portion of Higher and Better Use Timberlands and Real Estate Development Investments is recorded in Inventory. See Note 14 — Inventory for additional information.
(b)Capitalized real estate development investments include $0.4 million of capitalized interest and $2.9 million of parcel real estate development investments. Parcel real estate development investments represent investments made for specific lots and/or commercial parcels that are currently under contract or expected to be ready for market within a year.

14.    INVENTORY
As of June 30, 2022 and December 31, 2021, our inventory consisted entirely of finished goods, as follows:

	June 30, 2022	December 31, 2021
Finished goods inventory
Real estate inventory (a)	$18,498	$24,740
Log inventory	6,832	3,783
Total inventory	$25,330	$28,523

(a)Represents the cost of HBU real estate (including capitalized development investments) under contract to be sold as well as the cost of HBU real estate deferred until post-closing obligations are satisfied. See Note 13 — Higher And Better Use Timberlands and Real Estate Development Investments for additional information.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

15.    OTHER OPERATING INCOME (EXPENSE), NET
Other operating income (expense), net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gain on foreign currency remeasurement, net of cash flow hedges	$1,249	$1,922	$677	$4,351
Gain on sale or disposal of property and equipment	6	3	31	93
Log trading marketing fees	—	—	—	6
Equity (loss) income related to Bainbridge Landing LLC joint venture	(145)	186	(370)	206
Miscellaneous expense, net	(309)	(155)	(520)	(252)
Total	$801	$1,956	($182)	$4,404

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
We are not required to make mandatory 2022 pension contributions due to our plan’s improved funded status and have made no pension contribution payments during the six months ended June 30, 2022.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The net pension and postretirement benefit (credits) costs that have been recorded are shown in the following table:

Components of Net Periodic Benefit (Credit) Cost	Income Statement Location	Pension		Postretirement
		Three Months Ended June 30,		Three Months Ended June 30,
		2022	2021	2022	2021
Service cost	Selling and general expenses	—	—	$2	$2
Interest cost	Interest and other miscellaneous income (expense), net	609	557	13	11
Expected return on plan assets (a)	Interest and other miscellaneous income (expense), net	(872)	(936)	—	—
Amortization of losses	Interest and other miscellaneous income (expense), net	184	288	4	5
Net periodic benefit (credit) cost		($79)	($91)	$19	$18

Components of Net Periodic Benefit (Credit) Cost	Income Statement Location	Pension		Postretirement
		Six Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Service cost	Selling and general expenses	—	—	$3	$4
Interest cost	Interest and other miscellaneous income (expense), net	1,217	1,114	26	23
Expected return on plan assets (a)	Interest and other miscellaneous income (expense), net	(1,743)	(1,873)	—	—
Amortization of losses	Interest and other miscellaneous income (expense), net	369	577	7	10
Net periodic benefit (credit) cost		($157)	($182)	$36	$37

(a)The weighted-average expected long-term rate of return on plan assets used in computing 2022 net periodic benefit cost for pension benefits is 5.0%.

17.    INCOME TAXES

Rayonier is a REIT under the Internal Revenue Code and therefore generally does not pay U.S. federal or state income tax. As of June 30, 2022, Rayonier owns a 97.8% interest in the Operating Partnership and conducts substantially all of its timberland operations through the Operating Partnership. The taxable income or loss generated by the Operating Partnership is passed through and reported to its unit holders (including the Company) on a Schedule K-1 for inclusion in each unitholder’s income tax return.
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
PROVISION FOR INCOME TAXES
The Company’s tax expense is principally related to corporate-level tax in New Zealand and non-resident withholding tax on repatriation of earnings from New Zealand. The following table contains the income tax expense recognized on the Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income tax expense	($1,304)	($6,880)	($6,818)	($10,302)

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
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

ANNUAL EFFECTIVE TAX RATE
The Company’s effective tax rate after discrete items is below the 21.0% U.S. statutory rate due to tax benefits associated with being a REIT. The following table contains the Company’s annualized effective tax rate after discrete items:

	Six Months Ended June 30,
	2022	2021
Annualized effective tax rate after discrete items	9.2%	11.0%

18.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in AOCI by component for the six months ended June 30, 2022 and the year ended December 31, 2021. All amounts are presented net of tax and exclude portions attributable to noncontrolling interests.

	Foreign currency translation (loss) gains	Net investment hedges of New Zealand subsidiary	Cash flow hedges		Employee benefit plans		Total Rayonier, L.P.	Allocation to Operating Partnership	Total Rayonier Inc.
Balance as of December 31, 2020	$22,702	$1,321	($71,056)		($24,312)		($71,345)	($2,540)	($73,885)
Other comprehensive income (loss) before reclassifications	(18,487)	—	44,899	(a)	11,302		37,714	(1,080)	36,634
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	16,994		1,174	(b)	18,168	(521)	17,647
Net other comprehensive income (loss)	(18,487)	—	61,893		12,476		55,882	(1,601)	54,281
Balance as of December 31, 2021	$4,215	$1,321	($9,163)		($11,836)		($15,463)	($4,141)	($19,604)
Other comprehensive (loss) income before reclassifications	(28,706)	—	43,413	(a)	—		14,707	(330)	14,377
Amounts reclassified from accumulated other comprehensive income	—	—	4,657		376	(b)	5,033	804	5,837
Net other comprehensive income (loss)	(28,706)	—	48,070		376		19,740	474	20,214
Balance as of June 30, 2022	($24,491)	$1,321	$38,907		($11,460)		$4,277	($3,667)	$610

(a)The six months ended June 30, 2022 and the year ended December 31, 2021 include $49.8 million and $52.5 million, respectively, of other comprehensive income related to interest rate products. See Note 7 — Derivative Financial Instruments and Hedging Activities for additional information.
(b)This component of other comprehensive income (loss) is included in the computation of net periodic pension and post-retirement costs. See Note 16 — Employee Benefit Plans for additional information.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table presents details of the amounts reclassified in their entirety from AOCI to net income for the six months ended June 30, 2022 and June 30, 2021:

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the income statement
	June 30, 2022	June 30, 2021
Realized loss on foreign currency exchange contracts	$71	$1,725	Other operating (expense) income, net
Realized loss on foreign currency option contracts	—	827	Other operating (expense) income, net
Noncontrolling interests	(16)	(587)	Comprehensive income attributable to noncontrolling interests
Realized loss on interest rate contracts	4,617	9,541	Interest expense
Income tax effect from net loss on foreign currency contracts	(15)	(551)	Income tax expense
Net loss on cash flow hedges reclassified from accumulated other comprehensive income	$4,657	$10,955
19.    RESTRICTED CASH
Restricted cash, Timber Funds includes the portion of proceeds from Fund II Timberland Dispositions required to be distributed to noncontrolling interests.
Restricted cash, excluding Timber Funds includes cash deposited with a like-kind exchange (“LKE”) intermediary. In order to qualify for LKE treatment, the proceeds from real estate sales must be deposited with a third-party intermediary. These proceeds are accounted for as restricted cash until a suitable replacement property is acquired. In the event LKE purchases are not completed, the proceeds are returned to the Company after 180 days and reclassified as available cash. Additionally, restricted cash, excluding Timber Funds, includes cash balances held in escrow as collateral for certain contractual obligations related to our Heartwood development project as well as cash held in escrow for real estate sales.
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Consolidated Balance Sheets that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Restricted cash, excluding Timber Funds:
Restricted cash deposited with LKE intermediary	$13,704	—
Restricted cash held in escrow	625	702
Total restricted cash shown in the Consolidated Balance Sheets, excluding Timber Funds	14,329	702
Restricted cash shown in the Consolidated Balance Sheets, Timber Funds	1,464	—
Cash and cash equivalents	280,280	314,308
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$296,073	$315,010

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

20.    ASSETS HELD FOR SALE
Assets held for sale is composed of properties under contract and expected to be sold within 12 months that also meet the other relevant held-for-sale criteria in accordance with ASC 360-10-45-9. As of June 30, 2022 and December 31, 2021, the basis in properties meeting this classification was $2.2 million and $5.1 million, respectively. Since the basis in these properties was less than the fair value, including costs to sell, no impairment was recognized.

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
The following table demonstrates the impact, gross of tax, of our related party transactions on the Consolidated Statements of Income and Comprehensive Income for the six months ended:

		Three Months Ended June 30,		Six Months Ended June 30,
Related Party Transaction	Location on Statement of Income and Comprehensive Income	2022	2021	2022	2021
Mattamy Contract	Sales (a)	$339	1,446	$513	1,488

(a)The three and six months ended June 30, 2021 exclude approximately $0.1 million and $0.2 million, respectively, of cash received from Mattamy Jacksonville LLC under this agreement for the reimbursement of local impact fees.

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
OBJECTIVE
The objective of the Management’s Discussion and Analysis is to detail material information, events, uncertainties and other factors impacting the Company and the Operating Partnership and to provide investors an understanding of “Management’s perspective.” Item 7, Management’s Discussion and Analysis (“MD&A”) highlights the critical areas for evaluating the Company’s performance which includes a discussion on the reportable segments, liquidity and capital, and critical accounting estimates. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and notes.

OUR COMPANY
    We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive softwood timber growing regions in the United States and New Zealand. We invest in timberlands and actively manage them to provide current income and attractive long-term returns to our shareholders. We conduct our business through an umbrella partnership real estate investment trust (“UPREIT”) structure in which our assets are owned by our Operating Partnership and its subsidiaries. Rayonier manages the Operating Partnership as its sole general partner. Our revenues, operating income and cash flows are primarily derived from the following core business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate, and Trading. As of June 30, 2022, we owned or leased under long-term agreements approximately 2.7 million acres of timberlands located in the U.S. South (1.79 million acres), U.S. Pacific Northwest (486,000 acres) and New Zealand (418,000 gross acres or 296,000 net plantable acres).
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

INDUSTRY AND MARKET CONDITIONS
    The demand for timber is directly related to the underlying demand for pulp, paper, packaging, lumber and other wood products. The significant majority of timber sold in our Southern Timber segment is consumed domestically. With a higher proportion of pulpwood, our Southern Timber segment relies heavily on downstream markets for pulp and paper, and to a lesser extent wood pellet markets. Our Pacific Northwest Timber segment relies primarily on domestic customers but also exports a significant volume of timber, particularly to China. The Southern Timber and Pacific Northwest Timber segments rely on the strength of U.S. lumber markets as well as underlying housing starts. Our New Zealand Timber segment sells timber to domestic New Zealand wood products mills and also exports a significant portion of its volume to Asian markets, particularly in China and South Korea. In addition to market dynamics in the Pacific Rim, the New Zealand Timber segment is subject to foreign exchange fluctuations, which can impact the operating results of the segment in U.S. dollar terms.
Global log and lumber markets were volatile during the first and second quarters as sanctions were placed on Russia in response to their invasion of Ukraine. While we do not expect our operations to be directly impacted by the conflict at this time, changes in global wood and commodity flows could impact the markets in which we operate.
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

DISCUSSION OF TIMBER INVENTORY AND SUSTAINABLE YIELD
    See Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield in our 2021 Form 10-K.
OUR TIMBERLANDS
    Our timber operations are disaggregated into three geographically distinct segments: Southern Timber, Pacific Northwest Timber and New Zealand Timber. The following tables provide a breakdown of our timberland holdings as of June 30, 2022 and December 31, 2021:

(acres in 000s)	As of June 30, 2022			As of December 31, 2021
	Owned	Leased	Total	Owned	Leased	Total
Southern
Alabama	224	14	238	223	14	237
Arkansas	—	4	4	—	4	4
Florida	348	51	399	350	51	401
Georgia	618	64	682	619	64	683
Louisiana	140	—	140	140	—	140
Oklahoma	91	—	91	92	—	92
South Carolina	16	—	16	16	—	16
Texas	221	—	221	225	—	225
	1,658	133	1,791	1,665	133	1,798

Pacific Northwest
Oregon	61	—	61	61	—	61
Washington	421	4	425	425	4	429
	482	4	486	486	4	490

New Zealand (a)	187	231	418	187	232	419
Total	2,327	368	2,695	2,338	369	2,707

(a)Represents legal acres owned and leased by the New Zealand subsidiary, in which we own a 77% interest. As of June 30, 2022, legal acres in New Zealand consisted of 296,000 plantable acres and 122,000 non-productive acres.

The following tables detail activity for owned and leased acres in our timberland holdings by state from December 31, 2021 to June 30, 2022:

(acres in 000s)	Acres Owned
	December 31, 2021	Acquisitions	Sales	Other	June 30, 2022
Southern
Alabama	223	1	—	—	224
Florida	350	1	(3)	—	348
Georgia	619	—	(1)	—	618
Louisiana	140	—	—	—	140
Oklahoma	92	—	(1)	—	91
South Carolina	16	—	—	—	16
Texas	225	—	(4)	—	221
	1,665	2	(9)	—	1,658

Pacific Northwest
Oregon	61	—	—	—	61
Washington	425	—	(4)	—	421
	486	—	(4)	—	482

New Zealand (a)	187	—	—	—	187
Total	2,338	2	(13)	—	2,327

(a)Represents legal acres owned by the New Zealand subsidiary, in which we have a 77% interest.

(acres in 000s)	Acres Leased
	December 31, 2021	New Leases	Sold/Expired Leases (a)	Other	June 30, 2022
Southern
Alabama	14	—	—	—	14
Arkansas	4	—	—	—	4
Florida	51	—	—	—	51
Georgia	64	—	—	—	64
	133	—	—	—	133

Pacific Northwest
Washington (b)	4	—	—	—	4

New Zealand (c)	232	—	(1)	—	231
Total	369	—	(1)	—	368

(a)Includes acres previously under lease that have been harvested and activity for the relinquishment of leased acres.
(b)Primarily timber reservations acquired in the merger with Pope Resources.
(c)Represents legal acres leased by the New Zealand subsidiary, in which we have a 77% interest.

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS
The following table provides key financial information by segment and on a consolidated basis:

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Information (in millions)	2022	2021	2022	2021
Sales
Southern Timber	$66.3	$49.3	$143.0	$101.0
Pacific Northwest Timber	39.2	35.3	85.4	76.8
New Zealand Timber	78.9	80.6	130.3	138.1
Timber Funds	—	18.6	—	33.6
Real Estate
Improved Development	11.6	19.3	16.5	19.6
Rural	23.4	20.3	40.4	30.1
Timberland & Non-Strategic	—	—	11.4	—
Conservation Easement	—	3.9	—	3.9
Deferred Revenue/Other (a)	(0.6)	(5.0)	0.3	(4.5)
Large Dispositions	—	36.0	—	36.0
Total Real Estate	34.4	74.5	68.6	85.0
Trading	27.7	34.5	41.1	51.2
Intersegment Eliminations	(0.1)	(1.4)	(0.1)	(2.8)
Total Sales	$246.3	$291.4	$468.4	$482.9

Operating Income
Southern Timber	$24.1	$17.0	$54.4	$34.3
Pacific Northwest Timber	2.9	1.9	9.5	3.2
New Zealand Timber	8.0	20.7	13.4	34.7
Timber Funds	—	2.0	—	3.5
Real Estate (a)(b)	11.0	50.5	21.2	52.2
Trading	(0.4)	0.4	(0.1)	0.7
Corporate and Other	(10.1)	(8.0)	(17.7)	(15.6)
Operating Income	35.5	84.4	80.8	112.9
Interest expense, interest income and other	(8.9)	(14.1)	(17.7)	(24.1)
Income tax expense	(1.3)	(6.9)	(6.8)	(10.3)
Net Income	25.3	63.4	56.3	78.5
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(0.6)	(4.5)	(1.7)	(8.3)
Net Income Attributable to Rayonier, L.P.	$24.7	$58.9	$54.6	$70.2
Less: Net income attributable to noncontrolling interests in the operating partnership	(0.6)	(1.7)	(1.2)	(2.1)
Net Income Attributable to Rayonier Inc.	$24.1	$57.2	$53.4	$68.1

Adjusted EBITDA (c)
Southern Timber	$38.7	$30.6	$87.1	$62.3
Pacific Northwest Timber	14.3	13.9	35.8	31.5
New Zealand Timber	14.9	27.7	25.3	48.9
Timber Funds	—	1.4	—	2.3
Real Estate	25.4	29.1	50.1	34.1
Trading	(0.4)	0.4	(0.1)	0.7
Corporate and Other	(9.8)	(7.7)	(17.0)	(15.1)
Total Adjusted EBITDA	$83.0	$95.3	$181.1	$164.7

(a)Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.
(b)The three and six months ended June 30, 2021 includes $30.3 million from a Large Disposition.
(c)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended June 30,		Six Months Ended June 30,
Southern Timber Overview	2022	2021	2022	2021
Sales Volume (in thousands of tons)
Pine Pulpwood	962	889	2,133	1,732
Pine Sawtimber	458	516	1,080	1,154
Total Pine Volume	1,420	1,405	3,213	2,886
Hardwood	103	63	206	95
Total Volume	1,523	1,468	3,419	2,980

% Delivered Volume (vs. Total Volume)	47%	39%	40%	38%
% Pine Sawtimber Volume (vs. Total Pine Volume)	32%	37%	34%	40%
% Export Volume (vs. Total Volume) (a)	3%	4%	2%	4%

Net Stumpage Pricing (dollars per ton)
Pine Pulpwood	$21.46	$18.22	$22.93	$17.69
Pine Sawtimber	34.09	27.96	34.86	27.69
Weighted Average Pine	$25.54	$21.80	$26.94	$21.69
Hardwood	25.70	17.49	25.88	15.20
Weighted Average Total	$25.55	$21.61	$26.87	$21.48

Summary Financial Data (in millions of dollars)
Timber Sales	$58.2	$43.7	$129.2	$87.9
Less: Cut and Haul	(17.6)	(10.3)	(33.2)	(20.2)
Less: Port and Freight	(1.8)	(1.6)	(4.1)	(3.6)
Net Stumpage Sales	$38.9	$31.7	$91.9	$64.0

Non-Timber Sales	8.1	5.6	13.8	13.1
Total Sales	$66.3	$49.3	$143.0	$101.0

Operating Income	$24.1	$17.0	$54.4	$34.3
(+) Depreciation, depletion and amortization	14.7	13.6	32.7	27.9
Adjusted EBITDA (b)	$38.7	$30.6	$87.1	$62.3

Other Data
Period-End Acres (in thousands)	1,791	1,743	1,791	1,743

(a)Estimated percentage of export volume, which includes volumes sold to third-party exporters in addition to direct exports through our log export program.
(b)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended June 30,		Six Months Ended June 30,
Pacific Northwest Timber Overview	2022	2021	2022	2021
Sales Volume (in thousands of tons)
Pulpwood	80	70	155	150
Sawtimber	296	330	725	786
Total Volume	376	400	881	936

% Delivered Volume (vs. Total Volume)	99%	96%	90%	86%
% Sawtimber Volume (vs. Total Volume)	79%	82%	82%	84%
% Export Volume (vs. Total Volume) (a)	16%	19%	9%	15%

Delivered Log Pricing (in dollars per ton)
Pulpwood	$45.17	$29.02	$41.83	$29.18
Sawtimber	116.60	97.80	110.66	94.20
Weighted Average Log Price	$101.62	$85.47	$98.32	$83.56

Summary Financial Data (in millions of dollars)
Timber Sales	$37.9	$33.8	$83.0	$74.1
Less: Cut and Haul	(16.5)	(14.5)	(32.8)	(30.4)
Less: Port and Freight	(0.4)	—	(0.4)	—
Net Stumpage Sales	$21.0	$19.3	$49.8	$43.7

Non-Timber Sales	1.3	1.5	2.4	2.8
Total Sales	$39.2	$35.3	$85.4	$76.8

Operating Income	$2.9	$1.9	$9.5	$3.2
(+) Depreciation, depletion and amortization	11.3	12.0	26.2	28.3
Adjusted EBITDA (b)	$14.3	$13.9	$35.8	$31.5

Other Data
Period-End Acres (in thousands)	486	499	486	499
Sawtimber (in dollars per MBF) (c)	$905	$750	$873	$740

(a)Estimated percentage of export volume, which includes volumes sold to third-party exporters in addition to direct exports through our log export program.
(b)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.
(c)Delivered Sawtimber excluding chip-n-saw.

	Three Months Ended June 30,		Six Months Ended June 30,
New Zealand Timber Overview	2022	2021	2022	2021
Sales Volume (in thousands of tons)
Domestic Pulpwood (Delivered)	105	104	199	210
Domestic Sawtimber (Delivered)	188	174	323	333
Export Pulpwood (Delivered)	55	56	91	103
Export Sawtimber (Delivered)	355	359	604	646
Total Volume	703	692	1,217	1,291

% Delivered Volume (vs. Total Volume)	100%	100%	100%	100%
% Sawtimber Volume (vs. Total Volume)	77%	77%	76%	76%
% Export Volume (vs. Total Volume) (a)	58%	60%	57%	58%

Delivered Log Pricing (in dollars per ton)
Domestic Pulpwood	$34.56	$43.31	$34.76	$41.72
Domestic Sawtimber	76.82	85.09	76.48	83.11
Export Sawtimber	140.44	148.28	135.13	136.45
Weighted Average Log Price	$106.88	$115.92	$102.53	$106.54

Summary Financial Data (in millions of dollars)
Timber Sales	$75.1	$80.3	$124.8	$137.6
Less: Cut and Haul	(26.7)	(25.1)	(45.8)	(46.1)
Less: Port and Freight	(31.4)	(23.1)	(46.8)	(35.1)
Net Stumpage Sales	$16.9	$32.1	$32.2	$56.4

Non-Timber Sales / Carbon Credits	3.8	0.3	5.5	0.6
Total Sales	$78.9	$80.6	$130.3	$138.1

Operating Income	$8.0	$20.7	$13.4	$34.7
(+) Depreciation, depletion and amortization	6.9	7.0	11.9	14.2
Adjusted EBITDA (b)	$14.9	$27.7	$25.3	$48.9

Other Data
New Zealand Dollar to U.S. Dollar Exchange Rate (c)	0.6628	0.7164	0.6650	0.7189
Net Plantable Period-End Acres (in thousands)	296	296	296	296
Export Sawtimber (in dollars per JAS m3)	$163.29	$172.41	$157.11	$158.65
Domestic Sawtimber (in $NZD per tonne)	$127.50	$130.65	$126.51	$127.18

(a)Percentage of export volume includes direct exports through our log export program.
(b)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.
(c)Represents the period-average rate.

	Three Months Ended June 30,		Six Months Ended June 30,
Real Estate Overview	2022	2021	2022	2021
Sales (in millions of dollars)
Improved Development	$11.6	$19.3	$16.5	$19.6
Rural	23.4	20.3	40.4	30.1
Timberland & Non-Strategic	—	—	11.4	—
Conservation Easement	—	3.9	—	3.9
Deferred Revenue/Other (a)	(0.6)	(5.0)	0.3	(4.5)
Large Dispositions (b)	—	36.0	—	36.0
Total Sales	$34.4	$74.5	$68.6	$85.0

Acres Sold
Improved Development	60.8	289.2	77.0	289.9
Rural	4,633	7,725	9,385	10,119
Timberland & Non-Strategic	—	—	3,966	—
Large Dispositions (b)	—	8,534	—	8,534
Total Acres Sold	4,694	16,548	13,428	18,943

Gross Price per Acre (dollars per acre)
Improved Development	$190,136	$66,864	$214,841	$67,590
Rural	5,054	2,627	4,302	2,971
Timberland & Non-Strategic	—	—	2,874	—
Large Dispositions (b)	—	4,218	—	4,218
Weighted Average (Total) (c)	$7,453	$4,946	$5,087	$4,770
Weighted Average (Adjusted) (d)	$5,054	$2,627	$3,878	$2,971

Sales (Excluding Large Dispositions)	$34.4	$38.5	$68.6	$49.0

Operating Income	$11.0	$50.5	$21.2	$52.2
(+) Depreciation, depletion and amortization	2.6	3.7	11.7	5.3
(+) Non-cash cost of land and improved development	11.8	5.2	17.1	7.0
(–) Large Dispositions (b)	—	(30.3)	—	(30.3)
Adjusted EBITDA (e)	$25.4	$29.1	$50.1	$34.1

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
(c)Excludes Large Dispositions.
(d)Excludes Improved Development and Large Dispositions.
(e)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended June 30,		Six Months Ended June 30,
Trading Overview	2022	2021	2022	2021
Sales Volume (in thousands of tons)
U.S.	27	—	43	—
NZ	182	243	278	384
Total Volume	209	243	320	384

Summary Financial Data (in millions of dollars)
Trading Sales	$27.3	$34.2	$40.4	$50.4
Non-Timber Sales	0.4	0.4	0.8	0.8
Total Sales	$27.7	$34.5	$41.1	$51.2

Operating Income	($0.4)	$0.4	($0.1)	$0.7
Adjusted EBITDA (a)	($0.4)	$0.4	($0.1)	$0.7

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended June 30,		Six Months Ended June 30,
Capital Expenditures By Segment (in millions of dollars)	2022	2021	2022	2021
Timber Capital Expenditures
Southern Timber
Reforestation, silviculture and other capital expenditures	$3.6	$4.3	$6.1	$7.6
Property taxes	1.9	1.8	3.7	3.3
Lease payments	0.2	0.2	0.9	1.0
Allocated overhead	1.1	1.0	2.4	2.2
Subtotal Southern Timber	$6.8	$7.2	$13.1	$14.0
Pacific Northwest Timber
Reforestation, silviculture and other capital expenditures	1.5	1.7	5.2	4.4
Property taxes	0.3	0.3	0.5	0.5
Allocated overhead	1.4	1.2	2.7	2.3
Subtotal Pacific Northwest Timber	$3.2	$3.1	$8.4	$7.3
New Zealand Timber
Reforestation, silviculture and other capital expenditures	3.0	3.1	5.5	5.0
Property taxes	0.2	0.2	0.4	0.4
Lease payments	0.9	0.7	1.4	1.2
Allocated overhead	0.7	0.8	1.4	1.5
Subtotal New Zealand Timber	$4.8	$4.7	$8.6	$8.1
Total Timber Segments Capital Expenditures	$14.7	$15.1	$30.2	$29.3
Timber Funds (“Look-through”) (a)	—	0.2	—	0.4
Real Estate	—	—	0.1	0.1
Total Capital Expenditures	$14.7	$15.2	$30.3	$29.7

Timberland Acquisitions
Southern Timber	$0.4	$11.0	$3.2	$41.0
New Zealand Timber	—	10.9	—	10.9
Timberland Acquisitions	$0.4	$21.9	$3.2	$51.9

Real Estate Development Investments (b)	$2.9	$3.3	$6.0	$6.3

(a)The three and six months ended June 30, 2021 exclude $1.2 million and $2.5 million, respectively, of capital expenditures attributable to noncontrolling interests in Timber Funds.
(b)Represents investments in master infrastructure or entitlements in our real estate development projects. Real Estate Development Investments are amortized as the underlying properties are sold and included in Non-Cash Cost of Land and Improved Development.

    The following tables summarize sales, operating income (loss) and Adjusted EBITDA variances for June 30, 2022 versus June 30, 2021 (millions of dollars):

Sales	Southern Timber		Pacific Northwest Timber		New Zealand Timber		Timber Funds		Real Estate		Trading	Intersegment Eliminations		Total
Three Months Ended June 30, 2021	$49.3		$35.3		$80.6		$18.6		$74.5		$34.5	($1.4)		$291.4
Volume	1.2		(1.2)		1.2		—		(15.9)		(4.9)	—		(19.6)
Price	6.0		3.0		(16.5)		—		11.0		(2.0)	—		1.5
Non-timber sales	2.4		(0.2)		3.4		—		—		—	—		5.6
Foreign exchange (a)	—		—		(1.4)		—		—		—	—		(1.4)
Other	7.4	(b)	2.3	(b)	11.6	(c)	(18.6)	(d)	(35.2)	(e)	0.1	1.3	(f)	(31.1)
Three Months Ended June 30, 2022	$66.3		$39.2		$78.9		—		$34.4		$27.7	($0.1)		$246.3

(a)    Net of currency hedging impact.
(b)    Includes variance due to stumpage versus delivered sales.
(c)    Includes variance due to domestic versus export sales.
(d)    Timber Funds segment was liquidated in 2021.
(e)    Includes $36.0 million of sales from a Large Disposition in addition to Conservation Easement sales in Q2 2021, residential and commercial lease income, revenue true-ups and marketing fees related to Improved Development sales, equity income from joint venture entities and deferred adjustments.
(f)    Includes a decrease in Intersegment eliminations related to timberland management fees paid to us by the timber funds and reported as sales within the Timber Funds segment.

Sales	Southern Timber		Pacific Northwest Timber		New Zealand Timber		Timber Funds		Real Estate		Trading	Intersegment Eliminations		Total
Six Months Ended June 30, 2021	$101.0		$76.8		$138.1		$33.6		$85.0		$51.2	($2.8)		$482.9
Volume	9.4		(2.6)		(7.8)		—		13.9		(8.4)	—		4.5
Price	18.4		8.7		(22.4)		—		3.5		(1.6)	—		6.6
Non-timber sales	0.8		(0.3)		4.9		—		—		(0.1)	—		5.3
Foreign exchange (a)	—		—		(2.6)		—		—		—	—		(2.6)
Other	13.4	(b)	2.8	(b)	20.1	(c)	(33.6)	(d)	(33.8)	(e)	—	2.7	(f)	(28.3)
Six Months Ended June 30, 2022	$143.0		$85.4		$130.3		—		$68.6		$41.1	($0.1)		$468.4

(a)    Net of currency hedging impact.
(b)    Includes variance due to stumpage versus delivered sales.
(c)    Includes variance due to domestic versus export sales.
(d)    Timber Funds segment was liquidated in 2021.
(e)    Includes $36.0 million of sales from a Large Disposition in addition to Conservation Easement sales in Q2 2021, residential and commercial lease income, revenue true-ups and marketing fees related to Improved Development sales, equity income from joint venture entities and deferred adjustments.
(f)    Includes a decrease in Intersegment eliminations related to timberland management fees paid to us by the timber funds and reported as sales within the Timber Funds segment.

Operating Income (Loss)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Corporate and Other	Total
Three Months Ended June 30, 2021	$17.0	$1.9	$20.7	$2.0	$50.5	$0.4	($8.0)	$84.4
Volume	0.7	(0.4)	0.5	—	(11.3)	—	—	(10.5)
Price (a)	6.0	3.0	(16.5)	—	11.0	—	—	3.5
Cost	(1.4)	(1.4)	(0.9)	—	0.9	(0.8)	(2.1)	(5.7)
Non-timber income (b)	2.4	(0.2)	3.4	—	—	—	—	5.6
Foreign exchange (c)	—	—	1.1	—	—	—	—	1.1
Depreciation, depletion & amortization	(0.6)	—	(0.3)	—	(0.3)	—	—	(1.2)
Non-cash cost of land and improved development	—	—	—	—	(8.6)	—	—	(8.6)
Other (d)	—	—	—	(2.0)	(31.2)	—	—	(33.2)
Three Months Ended June 30, 2022	$24.1	$2.9	$8.0	—	$11.0	($0.4)	($10.1)	$35.5

(a)For Timber segments, price reflects net stumpage realizations (i.e., net of cut and haul and shipping costs). For Real Estate, price is presented net of cash closing costs.
(b)For the New Zealand Timber segment, includes carbon credit sales.
(c)Net of currency hedging impact.
(d)Timber Funds segment was liquidated in 2021. Real Estate includes $30.3 million of operating income from a Large Disposition in addition to Conservation Easement sales in Q2 2021, residential and commercial lease income, revenue true-ups and marketing fees related to Improved Development sales, equity income from joint venture entities and deferred adjustments.

Operating Income (Loss)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Corporate and Other	Total
Six Months Ended June 30, 2021	$34.3	$3.2	$34.7	$3.5	$52.2	$0.7	($15.6)	$112.9
Volume	5.3	(0.6)	(2.6)	—	9.8	—	—	11.9
Price (a)	18.4	8.7	(22.4)	—	3.5	—	—	8.2
Cost	(3.6)	(1.9)	(1.4)	—	(1.8)	(0.8)	(2.1)	(11.6)
Non-timber income (b)	0.7	(0.3)	4.9	—	—	—	—	5.3
Foreign exchange (c)	—	—	(0.4)	—	—	—	—	(0.4)
Depreciation, depletion & amortization	(0.7)	0.4	0.6	—	(5.1)	—	—	(4.8)
Non-cash cost of land and improved development	—	—	—	—	(6.1)	—	—	(6.1)
Other (d)	—	—	—	(3.5)	(31.3)	—	—	(34.7)
Six Months Ended June 30, 2022	$54.4	$9.5	$13.4	—	$21.2	($0.1)	($17.7)	$80.8

(a)For Timber segments, price reflects net stumpage realizations (i.e., net of cut and haul and shipping costs). For Real Estate, price is presented net of cash closing costs.
(b)For the New Zealand Timber segment, includes carbon credit sales.
(c)Net of currency hedging impact.
(d)Timber Funds segment was liquidated in 2021. Real Estate includes $30.3 million of operating income from a Large Disposition in addition to Conservation Easement sales in Q2 2021, residential and commercial lease income, revenue true-ups and marketing fees related to Improved Development sales, equity income from joint venture entities and deferred adjustments.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Corporate and Other	Total
Three Months Ended June 30, 2021	$30.6	$13.9	$27.7	$1.4	$29.1	$0.4	($7.7)	$95.3
Volume	1.1	(1.0)	0.6	—	(15.9)	—	—	(15.2)
Price (b)	6.0	3.0	(16.5)	—	11.0	—	—	3.5
Cost	(1.4)	(1.4)	(0.9)	—	0.9	(0.8)	(2.1)	(5.7)
Non-timber income (c)	2.4	(0.2)	3.4	—	—	—	—	5.6
Foreign exchange (d)	—	—	0.6	—	—	—	—	0.6
Other (e)	—	—	—	(1.4)	0.3	—	—	(1.1)
Three Months Ended June 30, 2022	$38.7	$14.3	$14.9	—	$25.4	($0.4)	($9.8)	$83.0

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators below.
(b)For Timber segments, price reflects net stumpage realizations (i.e., net of cut and haul and shipping costs). For Real Estate, price is presented net of cash closing costs.
(c)For the New Zealand Timber segment, includes carbon credit sales.
(d)Net of currency hedging impact.
(e)Timber Funds segment was liquidated in 2021. Real Estate includes Conservation Easement sales in Q2 2021, residential and commercial lease income, revenue true-ups and marketing fees related to Improved Development sales, equity income from joint venture entities and deferred adjustments.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Corporate and Other	Total
Six Months Ended June 30, 2021	$62.3	$31.5	$48.9	$2.3	$34.1	$0.7	($15.1)	$164.7
Volume	9.3	(2.2)	(3.3)	—	13.9	—	—	17.7
Price (b)	18.4	8.7	(22.4)	—	3.5	—	—	8.2
Cost	(3.6)	(1.9)	(1.4)	—	(1.8)	(0.8)	(1.9)	(11.4)
Non-timber income (c)	0.7	(0.3)	4.9	—	—	—	—	5.3
Foreign exchange (d)	—	—	(1.4)	—	—	—	—	(1.4)
Other (e)	—	—	—	(2.3)	0.4	—	—	(1.9)
Six Months Ended June 30, 2022	$87.1	$35.8	$25.3	—	$50.1	($0.1)	($17.0)	$181.1

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators below.
(b)For Timber segments, price reflects net stumpage realizations (i.e., net of cut and haul and shipping costs). For Real Estate, price is presented net of cash closing costs.
(c)For the New Zealand Timber segment, includes carbon credit sales.
(d)Net of currency hedging impact.
(e)Timber Funds segment was liquidated in 2021. Real Estate includes Conservation Easement sales in Q2 2021, residential and commercial lease income, revenue true-ups and marketing fees related to Improved Development sales, equity income from joint venture entities and deferred adjustments.

SOUTHERN TIMBER
    Second quarter sales of $66.3 million increased $17.0 million, or 34%, versus the prior year period. Harvest volumes increased 4% to 1.52 million tons versus 1.47 million tons in the prior year period, as demand remained strong across the region. Average pine sawtimber stumpage prices increased 22% to $34.09 per ton versus $27.96 per ton in the prior year period, due to strong domestic lumber demand as well as increased competition for chip-n-saw volume from pulp mills. Average pine pulpwood stumpage prices rose 18% to $21.46 per ton versus $18.22 per ton in the prior year period. Despite an unfavorable shift in our geographic mix of pulpwood sales versus the prior year period, robust competition amid strong end-market demand allowed us to capture pulpwood price increases that more than offset the upward pressure on cut and haul costs. Overall, weighted-average stumpage prices (including hardwood) increased 18% to $25.55 per ton versus $21.61 per ton in the prior year period. Operating income of $24.1 million increased $7.1 million versus the prior year period due to higher net stumpage realizations ($6.0 million), higher non-timber income ($2.4 million) and higher volumes ($0.7 million), partially offset by higher overhead costs ($1.4 million) and higher depletion rates ($0.6 million). Second quarter Adjusted EBITDA of $38.7 million was 27%, or $8.1 million, above the prior year period.

Year-to-date sales of $143.0 million increased $42.1 million, or 42%, versus the prior year period. Harvest volumes increased 15% to 3.42 million tons versus 2.98 million in the prior year period, due to strong demand and favorable logging conditions. Average pine sawtimber stumpage prices increased 26% to $34.86 per ton versus $27.69 per ton in the prior year period, primarily due to robust demand from sawmills given the strength of the domestic lumber market, as well as competition for chip-n-saw volume from pulp mills. Average pine pulpwood stumpage prices increased 30% to $22.93 per ton versus $17.69 per ton in the prior year period, driven by strong demand due to low mill inventories at the start of the year and favorable end-market demand. Overall, weighted-average stumpage prices (including hardwood) increased 25% to $26.87 per ton versus $21.48 per ton in the prior year period. Operating income of $54.4 million increased $20.1 million versus the prior year period due to higher net stumpage realizations ($18.4 million), higher volumes ($5.3 million) and higher non-timber income ($0.7 million), partially offset by higher costs ($3.6 million) and higher depletion rates ($0.7 million).
PACIFIC NORTHWEST TIMBER
Second quarter sales of $39.2 million increased $3.8 million, or 11%, versus the prior year period, notwithstanding a decline in harvest volumes of 6% to 376,000 tons versus 400,000 tons in the prior year period. Average delivered sawtimber prices increased 19% to $116.60 per ton versus $97.80 per ton in the prior year period, driven by continued strong demand from domestic lumber mills as well as a favorable species mix, as a higher proportion of Douglas-fir sawtimber was harvested in the current year quarter. Average delivered pulpwood prices increased 56% to $45.17 per ton versus $29.02 per ton in the prior year period, reflecting strong end- market demand as well as the resumption of chip exports, which resulted in greater competition from pulp mills to secure supply. Operating income of $2.9 million improved $1.1 million versus the prior year period due to higher net stumpage realizations ($3.0 million), partially offset by higher overhead and other costs ($1.4 million), lower volumes ($0.4 million) and lower non-timber income ($0.2 million). Second quarter Adjusted EBITDA of $14.3 million was 3%, or $0.4 million, above the prior year period.

Year-to-date sales of $85.4 million increased $8.6 million, or 11%, versus the prior year period, notwithstanding a decline in harvest volumes of 6% to 881,000 tons versus 936,000 tons in the prior year period. Average delivered sawtimber prices increased 17% to $110.66 per ton versus $94.20 per ton in the prior year period due to strong domestic lumber demand and a favorable species mix in the current year period. Average delivered pulpwood prices increased 43% to $41.83 per ton versus $29.18 per ton in the prior year period, driven by strong end-market demand, the restart of previously idled pulp mill capacity, and the resumption of chip exports, which resulted in greater competition from pulp mills to secure supply. Operating income of $9.5 million improved $6.3 million versus the prior year period due to higher net stumpage realizations ($8.7 million) and lower depletion rates ($0.4 million), partially offset by higher costs ($1.9 million), lower volumes ($0.6 million) and lower non-timber income ($0.3 million).

NEW ZEALAND TIMBER
    Second quarter sales of $78.9 million decreased $1.7 million, or 2%, versus the prior year period. Harvest volumes increased 1% to 703,000 tons versus 692,000 tons in the prior year period, reflecting a pickup in activity to more normalized levels following a relatively light first quarter. Average delivered prices for export sawtimber decreased 5% to $140.44 per ton versus $148.28 per ton in the prior year period. The decrease in export sawtimber prices versus the prior year period was driven by reduced demand stemming from the COVID-19 lockdowns in China, which in turn contributed to persistently high port inventories. Net stumpage realizations for export sawtimber were further reduced by significantly higher port / freight costs, driven by elevated fuel prices as well as increased demurrage charges due to port congestion. Average delivered prices for domestic sawtimber decreased 10% to $76.82 per ton versus $85.09 per ton in the prior year period. The decrease in domestic sawtimber prices (in U.S. dollar terms) was primarily driven by the decline in the NZ$/US$ exchange rate (US$0.66 per NZ$1.00 versus US$0.72 per NZ$1.00). Excluding the impact of foreign exchange rates, domestic sawtimber prices decreased 2% versus the prior year period, reflecting additional supply that was diverted into domestic markets due to export market headwinds. Operating income of $8.0 million decreased $12.7 million versus the prior year period due to lower net stumpage realizations ($16.5 million), higher costs ($0.9 million) and higher depletion rates ($0.3 million), partially offset by higher carbon credit sales ($3.4 million), favorable foreign exchange impacts ($1.1 million) and higher volumes ($0.5 million). Second quarter Adjusted EBITDA of $14.9 million was 46%, or $12.8 million, below the prior year period.

Year-to-date sales of $130.3 million decreased $7.9 million, or 6%, versus the prior year period. Harvest volumes decreased 6% to 1.2 million tons versus 1.3 million tons in the prior year period. Average delivered prices for export sawtimber decreased 1% to $135.13 per ton versus $136.45 per ton in the prior year period. The decrease in export sawtimber prices versus the prior year period was primarily driven by reduced demand due to COVID-19 related disruptions in China. Net stumpage realizations for export sawtimber were further pressured by higher shipping and demurrage costs due to ongoing supply chain and port congestion issues. Average delivered prices for domestic sawtimber decreased 8% to $76.48 per ton versus $83.11 per ton in the prior year period. The decrease in domestic sawtimber prices (in U.S. dollars terms) was driven primarily by the decline in the NZ$/US$ exchange rate (US$0.67 per NZ$1.00 versus US$0.72 per NZ$1.00). Excluding the impact of foreign exchange rates, domestic sawtimber prices decreased 1% versus the prior year period. Operating income of $13.4 million decreased $21.3 million versus the prior year period as a result of lower net stumpage realizations ($22.4 million), lower volumes ($2.6 million), higher costs (1.4 million) and unfavorable foreign exchange impacts ($0.4 million), partially offset by higher carbon credit sales (4.9 million) and lower depletion rates ($0.6 million). Year-to-date Adjusted EBITDA of $25.3 million was $23.6 million below the prior year period.
TIMBER FUNDS
During 2021, we sold the rights to manage Fund III and Fund IV, as well as our ownership interests in both funds, and we completed the liquidation of Fund II timberland assets. As such, we had no sales, operating income or Adjusted EBITDA in the current quarter or year-to-date period in the Timber Funds segment, as will be the case going forward.
The Timber Funds segment generated prior year second quarter sales of $18.6 million on harvest volumes of 175,000 tons, resulting in operating income of $2.0 million in the prior year period. Second quarter Adjusted EBITDA was $1.4 million in the prior year period.
The Timber Funds segment generated prior year year-to-date sales of $33.6 million on harvest volumes of 319,000 tons, resulting in operating income of $3.5 million in the prior year period. Year-to-date Adjusted EBITDA was $2.3 million in the prior year period.
REAL ESTATE
Second quarter sales of $34.4 million decreased $40.1 million versus the prior year period, while operating income of $11.0 million decreased $39.5 million versus the prior year period. The prior year second quarter sales and operating income included $36.0 million and $30.3 million, respectively, from a Large Disposition. Sales and operating income declined versus the prior year period due to a lower number of acres sold (4,694 acres sold versus 16,548 acres sold in the prior year period), partially offset by an increase in weighted-average prices ($7,453 per acre versus $4,571 per acre in the prior year period).
Improved Development sales of $11.6 million included $10.5 million from the Wildlight development project north of Jacksonville, Florida and $1.1 million from the Heartwood development project south of Savannah, Georgia. Sales in Wildlight consisted of a 22-acre multifamily apartment site for $4.8 million ($222,000 per acre), a 31-acre single-family build-to-rent site for $4.4 million ($140,000 per acre), and 19 residential lots for $1.3 million ($70,000 per lot). Sales in Heartwood consisted of 26 residential lots for $1.1 million ($42,000 per lot). This compares to prior year period Improved Development sales of $19.3 million, which reflected significant activity in both Wildlight and Heartwood / Belfast Commerce Park.
There were no Unimproved Development sales in the second quarter or the prior year period.
Rural sales of $23.4 million consisted of 4,633 acres at an average price of $5,054 per acre, which compares to prior year period sales of $20.3 million, which consisted of 7,725 acres at an average price of $2,627 per acre.
There were no Timberland & Non-Strategic sales in the second quarter or the prior year period.
Second quarter Adjusted EBITDA of $25.4 million was $3.7 million below the prior year period.
Year-to-date sales of $68.6 million decreased $16.4 million versus the prior year period, while operating income of $21.2 million decreased $31.0 million versus the prior year period. There were no Large Dispositions in the current year period, compared with year-to-date sales and operating income of $36.0 million and $30.3 million, respectively from a Large Disposition in the prior year period. Sales decreased in the first six months primarily due to lower volumes (13,428 acres sold versus 18,943 acres sold in the prior year period), partially offset by higher weighted-average prices ($5,087 per acre versus $4,522 per acre in the prior year period). Year-to-date Adjusted EBITDA of $50.1 million increased $15.9 million versus the prior year period.

TRADING
    Second quarter sales of $27.7 million decreased $6.9 million versus the prior year period primarily due to lower volumes and prices. Sales volumes decreased 14% to 209,000 tons versus 243,000 tons in the prior year period, reflecting elevated log inventories in China and constrained export market demand. The Trading segment generated an operating loss of $0.4 million versus operating income of $0.4 million in the prior year period.
Year-to-date sales of $41.1 million decreased $10.1 million versus the prior year period primarily due to lower volumes, as well as lower prices. Sales volumes decreased 17% to 320,000 tons versus 384,000 tons in the prior year period. The Trading segment generated an operating loss of $0.1 million versus operating income of $0.7 million in the prior year period.
OTHER ITEMS
CORPORATE AND OTHER EXPENSE / ELIMINATIONS
    Second quarter corporate and other operating expenses of $10.1 million increased $2.1 million versus the prior year period, primarily due to higher compensation and benefits expenses ($1.5 million), higher legal costs ($0.3 million) and higher insurance and travel expenses ($0.3 million).
Year-to-date corporate and other operating expenses of $17.7 million increased $2.0 million versus the prior year period, primarily due to higher compensation and benefits expenses ($1.2 million), higher legal costs ($0.4 million) and higher insurance and travel expenses ($0.4 million).
Compensation and benefits expenses were elevated in the current quarter and year-to-date period due to the accelerated realization of equity compensation expense for retirement-eligible employees.
INTEREST EXPENSE
    Second quarter and year-to-date interest expense of $9.1 million and $17.4 million, respectively, decreased $3.9 million and $5.6 million versus the prior year period, as the prior year period included a $2.2 million loss from the termination of a cash flow hedge. Additionally, second quarter and year-to-date interest expense benefited from lower average outstanding debt and a lower average interest rate as compared to the prior year period.
INCOME TAX EXPENSE
    Second quarter and year-to-date income tax expense of $1.3 million and $6.8 million, respectively, decreased $5.6 million and $3.5 million versus the prior year period. The New Zealand subsidiary is the primary driver of income tax expense.
OUTLOOK
In our Southern Timber segment, we now expect full-year harvest volumes of 6.4 to 6.6 million tons, as strong customer demand and favorable weather conditions are allowing us to successfully execute our annual harvest plan. We are encouraged by the significant year-over-year pricing gains that have been realized across our operating areas. However, we expect modestly lower weighted-average net stumpage realizations during the second half of 2022 as compared to the first half, primarily due to higher cut and haul costs as a result of elevated diesel prices and a higher proportion of thinning volume.
In our Pacific Northwest Timber segment, we now expect full-year harvest volumes of 1.6 to 1.7 million tons, due in part to a modest adjustment in our harvest plan to reflect land sales, as well as reduced China export volume. We further expect that weighted-average delivered log prices will remain well above prior year levels for the balance of the year. However, we anticipate these pricing gains will be partially offset by higher cut and haul costs due to elevated diesel prices.
In our New Zealand Timber segment, we now expect full-year harvest volumes of 2.6 to 2.7 million tons. While domestic log demand was strong throughout the first half of the year, export market dynamics were negatively impacted by ongoing COVID-19 lockdowns in China. We expect export sawtimber prices to stabilize in the second half of the year in response to improved offtake from Chinese ports and a reduction in competing log supply. However, we expect that net stumpage realizations on export volume will continue to be constrained by elevated port and freight costs. In the domestic market, we anticipate continued strong log demand, although we expect that pricing will be modestly lower in the second half of the year as compared to the first half of the year due to added supply pressure resulting from reduced export volume. Partially offsetting these headwinds, we expect a higher contribution from non-timber income (carbon credit sales) in the second half of the year as compared to the first half.

In our Real Estate segment, following strong Real Estate results in the first half of the year, we anticipate lower quarterly results for the balance of the year.

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
SUMMARY OF LIQUIDITY AND FINANCING COMMITMENTS

	June 30,	December 31,
(millions of dollars)	2022	2021
Cash and cash equivalents (excluding Timber Funds)	$279.3	$358.7
Total debt (a)	1,272.1	1,376.1
Noncontrolling interests in the operating partnership	123.8	133.8
Shareholders’ equity	1,820.4	1,815.6
Total capitalization (total debt plus permanent and temporary equity)	3,216.3	3,325.5
Debt to capital ratio	40%	41%
Net debt to enterprise value (b)(c)	15%	14%

(a)Total debt as of June 30, 2022 and December 31, 2021 reflects principal on long-term debt, gross of deferred financing costs and unamortized discounts.
(b)Net debt is calculated as total debt less cash and cash equivalents.
(c)Enterprise value based on market capitalization (including Rayonier, L.P. “OP” units) plus net debt based on Rayonier’s share price of $37.38 and $40.36 as of June 30, 2022 and December 31, 2021, respectively.

AT-THE-MARKET (“ATM”) EQUITY OFFERING PROGRAM
On September 10, 2020, we entered into a distribution agreement with a group of sales agents through which we may sell common shares, from time to time, having an aggregate sales price of up to $300 million. As of June 30, 2022, $1.0 million remains available for issuance under the program.
The following table outlines common share issuances pursuant to our ATM program (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shares of common stock issued under the ATM program	—	2,199,459	726,248	3,307,273
Average price per share sold under the ATM program	—	$36.79	$41.46	$35.63
Gross proceeds from common shares issued under the ATM program	—	$80.9	$30.1	$117.8

CASH FLOWS
The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2022 and 2021:

(millions of dollars)	2022	2021
Cash provided by (used for):
Operating activities	$148.5	$164.6
Investing activities	(34.5)	(49.1)
Financing activities	(184.9)	112.0
CASH PROVIDED BY OPERATING ACTIVITIES
    Cash provided by operating activities decreased $16.1 million from the prior year period primarily due to lower operating results and changes in working capital.
CASH USED FOR INVESTING ACTIVITIES
    Cash used for investing activities decreased $14.6 million from the prior year period primarily due to lower timberland acquisitions ($48.6 million), lower capital expenditures ($1.9 million) and lower real estate development investments ($0.3 million), partially offset by lower proceeds from Large Dispositions ($35.2 million) and other investing activities ($1.0 million).
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES
    Cash used for financing activities of $184.9 million compares to cash provided by financing activities of $112.0 million in the prior year period. This is primarily due to lower net borrowings ($221.2 million), lower net proceeds from the issuance of common shares under the ATM equity offering program ($78.8 million), higher dividends paid on common shares ($6.1 million), higher share repurchases ($2.6 million) and lower proceeds from the issuance of common shares under the Company’s incentive stock plan ($1.9 million), partially offset by lower distributions to consolidated affiliates ($8.5 million), lower debt issuance costs of ($4.8 million) and lower distributions to noncontrolling interests in the operating partnership ($0.4 million).

FUTURE USES OF CASH
We expect future uses of cash to include working capital requirements, principal and interest payments on long-term debt, lease payments, capital expenditures, real estate development investments, timberland acquisitions, dividends on Rayonier Inc. common shares and distributions on Rayonier, L.P. units, distributions to noncontrolling interests, and repurchases of the Company’s common shares to satisfy other commitments. During Q2 2022, the Company announced a 5.6% increase in its quarterly cash dividend from $0.27 to $0.285 per common share and Rayonier, LP unit.
Significant long-term uses of cash include the following (in millions):

Future uses of cash (in millions)	Total	Payments Due by Period
		2022	2023-2024	2025-2026	Thereafter
Long-term debt (a)	$1,271.5	—	—	$246.5	$1,025.0
Current maturities of long-term debt (b)	0.6	—	0.6	—	—
Interest payments on long-term debt (b)	238.4	18.1	72.5	67.2	80.6
Operating leases — timberland (c)	189.5	5.5	14.8	14.1	155.1
Operating leases — PP&E, offices (c)	7.9	0.9	2.2	1.2	3.6
Commitments — development projects (d)	27.8	19.7	3.5	0.5	4.1
Commitments — derivatives (e)	25.4	8.1	15.9	1.4	—
Commitments — environmental remediation (f)	11.3	0.7	7.7	1.5	1.4
Commitments — other (g)	1.1	0.4	0.6	0.1	—
Total	$1,773.5	$53.4	$117.8	$332.5	$1,269.8

(a)The book value of long-term debt, net of deferred financing costs and unamortized discounts, is currently recorded at $1,263.4 million on our Consolidated Balance Sheets, but upon maturity the liability will be $1,271.5 million. See Note 6 - Debt for additional information.
(b)Projected interest payments for variable-rate debt were calculated based on outstanding principal amounts and interest rates as of June 30, 2022.
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

EXPECTED 2022 EXPENDITURES
Capital expenditures in 2022 are expected to be between $80 million and $82 million, excluding any strategic timberland acquisitions we may make. Capital expenditures are expected to primarily consist of seedling planting, fertilization and other silvicultural activities, property taxes, lease payments, allocated overhead and other capitalized costs. Aside from capital expenditures, we may also acquire timberland as we actively evaluate acquisition opportunities.
We anticipate real estate development investments in 2022 to be between $23 million and $25 million, net of reimbursements from community development bonds. Expected real estate development investments are primarily related to Wildlight, our mixed-use community development project located north of Jacksonville, Florida and Heartwood, our mixed-use development project located in Richmond Hill just south of Savannah, Georgia.
Our 2022 dividend payments on Rayonier Inc. common shares and distributions to Rayonier, L.P. unitholders are expected to be approximately $164 million and $3.7 million, respectively, assuming no change in the quarterly dividend rate of $0.285 per share or partnership unit, or material changes in the number of shares or partnership units outstanding.
Future share repurchases, if any, will depend on the Company’s liquidity and cash flow, as well as general market conditions and other considerations including capital allocation priorities.
We have no mandatory pension contribution requirements in the current year.
Full-year 2022 cash tax payments are expected to be approximately $15.0 million, primarily related to the New Zealand subsidiary. First quarter cash tax payments were elevated due to the required timing of tax payments for our New Zealand subsidiary following the full utilization of its NOLs.
OFF-BALANCE SHEET ARRANGEMENTS
We utilize off-balance sheet arrangements to provide credit support for certain suppliers and vendors in case of their default on critical obligations, and collateral for outstanding claims under our previous workers’ compensation self-insurance programs. These arrangements consist of standby letters of credit and surety bonds. As part of our ongoing operations, we also periodically issue guarantees to third parties. Off-balance sheet arrangements are not considered a source of liquidity or capital resources and do not expose us to material risks or material unfavorable financial impacts. See Note 12 — Guarantees for details on the letters of credit and surety bonds as of June 30, 2022.
SUMMARY OF GUARANTOR FINANCIAL INFORMATION
In May 2021, Rayonier, L.P. issued $450 million of 2.75% Senior Notes due 2031 (the “Senior Notes due 2031”). Rayonier TRS Holdings Inc., Rayonier Inc., and Rayonier Operating Company, LLC agreed to irrevocably, fully and unconditionally guarantee jointly and severally, the obligations of Rayonier, L.P. in regards to the Senior Notes due 2031. As a general partner of Rayonier, L.P., Rayonier Inc. consolidates Rayonier, L.P. and has no material assets or liabilities other than its interest in Rayonier, L.P. These notes are unsecured and unsubordinated and will rank equally with all other unsecured and unsubordinated indebtedness from time to time outstanding.
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

The summarized balance sheet information for the consolidated obligor group of debt issued by Rayonier, L.P. for the six months ended June 30, 2022 and year ended December 31, 2021 are provided in the table below:

(in millions)	June 30, 2022	December 31, 2021
Current assets	$272.0	$335.8
Non-current assets	100.9	54.6
Current liabilities	19.2	146.0
Non-current liabilities	1,800.6	1,821.7
Due to non-guarantors	566.3	570.4
The summarized results of operations information for the consolidated obligor group of debt issued by Rayonier, L.P. for the six months ended June 30, 2022 and year ended December 31, 2021 are provided in the table below:

(in millions)	June 30, 2022	December 31, 2021
Cost and expenses	($14.6)	($27.5)
Operating loss	(14.6)	(27.3)
Net loss	(30.0)	(69.7)
Revenue from non-guarantors	468.4	1,109.4

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
Management uses Adjusted EBITDA as a performance measure. Adjusted EBITDA is a non-GAAP measure that management uses to make strategic decisions about the business and that investors can use to evaluate the operational performance of the assets under management. It excludes specific items that management believes are not indicative of the Company’s ongoing operating results. We define Adjusted EBITDA as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of land and improved development, non-operating income and expense, operating income attributable to noncontrolling interests in Timber Funds and Large Dispositions.

We reconcile Adjusted EBITDA to Net Income for the consolidated Company and to Operating Income for the segments, as those are the most comparable GAAP measures for each. The following table provides a reconciliation of Net Income to Adjusted EBITDA for the respective periods (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Income to Adjusted EBITDA Reconciliation
Net Income	$25.3	$63.4	$56.3	$78.5
Operating income attributable to NCI in Timber Funds	—	(1.6)	—	(2.7)
Interest, net attributable to NCI in Timber Funds	—	0.2	—	0.2
Net Income (Excluding NCI in Timber Funds)	25.3	62.0	56.3	76.0
Interest, net and miscellaneous income attributable to Rayonier	8.9	12.8	17.1	22.7
Income tax expense attributable to Rayonier	1.3	6.8	6.8	10.3
Depreciation, depletion and amortization attributable to Rayonier	35.8	37.6	83.2	77.9
Non-cash cost of land and improved development	11.8	5.2	17.1	7.0
Non-operating expense	—	1.2	0.6	1.2
Large Dispositions (a)	—	(30.3)	—	(30.3)
Adjusted EBITDA	$83.0	$95.3	$181.1	$164.7

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

The following tables provide a reconciliation of Operating Income by segment to Adjusted EBITDA by segment for the respective periods (in millions of dollars):

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Corporate and Other	Total
June 30, 2022
Operating income (loss)	$24.1	$2.9	$8.0	—	$11.0	($0.4)	($10.1)	$35.5
Depreciation, depletion and amortization	14.7	11.3	6.9	—	2.6	—	0.3	35.8
Non-cash cost of land and improved development	—	—	—	—	11.8	—	—	11.8
Adjusted EBITDA	$38.7	$14.3	$14.9	—	$25.4	($0.4)	($9.8)	$83.0

June 30, 2021
Operating income	$17.0	$1.9	$20.7	$2.0	$50.5	$0.4	($8.0)	$84.4
Operating income attributable to NCI in Timber Funds	—	—	—	(1.6)	—	—	—	(1.6)
Depreciation, depletion and amortization	13.6	12.0	7.0	1.0	3.7	—	0.3	37.6
Non-cash cost of land and improved development	—	—	—	—	5.2	—	—	5.2
Large Dispositions (a)	—	—	—	—	(30.3)	—	—	(30.3)
Adjusted EBITDA	$30.6	$13.9	$27.7	$1.4	$29.1	$0.4	($7.7)	$95.3

(a)Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have a demonstrable premium relative to timberland value. In June 2021, we completed the disposition of approximately 9,000 acres located in Washington for a sales price and gain of approximately $36.0 million and $30.3 million, respectively.

Six Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Corporate and Other	Total
June 30, 2022
Operating income (loss)	$54.4	$9.5	$13.4	—	$21.2	($0.1)	($17.7)	$80.8
Depreciation, depletion and amortization	32.7	26.2	11.9	—	11.7	—	0.6	83.2
Non-cash cost of land and improved development	—	—	—	—	17.1	—	—	17.1
Adjusted EBITDA	$87.1	$35.8	$25.3	—	$50.1	($0.1)	($17.0)	$181.1

June 30, 2021
Operating income	$34.3	$3.2	$34.7	$3.5	$52.2	$0.7	($15.6)	$112.9
Operating income attributable to NCI in Timber Funds	—	—	—	(2.7)	—	—	—	(2.7)
Depreciation, depletion and amortization	27.9	28.3	14.2	1.6	5.3	—	0.6	77.9
Non-cash cost of land and improved development	—	—	—	—	7.0	—	—	7.0
Large Dispositions (a)	—	—	—	—	(30.3)	—	—	(30.3)
Adjusted EBITDA	$62.3	$31.5	$48.9	$2.3	$34.1	$0.7	($15.1)	$164.7

(a)Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have a demonstrable premium relative to timberland value. In June 2021, we completed the disposition of approximately 9,000 acres located in Washington for a sales price and gain of approximately $36.0 million and $30.3 million, respectively.

The following table provides a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Six Months Ended June 30,
	2022	2021
Cash provided by operating activities	$148.5	$164.6
Capital expenditures (a)	(30.3)	(32.2)
CAD attributable to NCI in Timber Funds	—	(9.7)
Working capital and other balance sheet changes	1.3	(11.9)
CAD	$119.5	$110.8
Mandatory debt repayments	(0.6)	(325.0)
CAD after mandatory debt repayments	$118.9	($214.2)

Cash used for investing activities	($34.5)	($49.1)
Cash (used for) provided by financing activities	($184.9)	$112.0

(a)    Capital expenditures exclude timberland acquisitions of $3.2 million and $51.9 million during the six months ended June 30, 2022 and June 30, 2021, respectively.
The following table provides supplemental cash flow data (in millions):

	Six Months Ended June 30,
	2022	2021
Purchase of timberlands	($3.2)	($51.9)
Real Estate Development Investments	(6.0)	(6.3)
Distributions to noncontrolling interests in consolidated affiliates	(6.7)	(15.2)
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
Interest Rate Risk
    We are exposed to interest rate risk through our variable rate debt, primarily due to changes in LIBOR. However, we use interest rate swaps to manage our exposure to interest rate movements on our term credit agreements by swapping existing and anticipated future borrowings from floating rates to fixed rates. As of June 30, 2022, we had $750 million of U.S. variable rate debt outstanding on our term credit agreements.
The notional amount of outstanding interest rate swap contracts with respect to our term credit agreements at June 30, 2022 was $750 million. The Term Credit Agreement matures in April 2028, with the associated interest rate swaps maturing in August 2024. We have entered into forward starting interest rate swaps to cover $150 million of the Term Credit Agreement through the extended maturity date. The Incremental Term Loan Agreement and associated interest rate swaps mature in May 2026, and the 2021 Incremental Term Loan Facility and associated interest rate swaps mature in June 2029. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in no corresponding increase/decrease in interest payments and expense over a 12-month period.
    The fair market value of our fixed interest rate debt is also subject to interest rate risk. The estimated fair value of our fixed rate debt at June 30, 2022 was $446.6 million compared to the $521.5 million principal amount. We use interest rates of debt with similar terms and maturities to estimate the fair value of our debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at June 30, 2022 would result in a corresponding decrease/increase in the fair value of our fixed rate debt of approximately $30 million and $33 million, respectively.
    We estimate the periodic effective interest rate on our U.S. long-term fixed and variable rate debt to be approximately 2.6% after consideration of interest rate swaps and estimated patronage refunds, excluding unused commitment fees on the revolving credit facility.

    The following table summarizes our outstanding debt, interest rate swaps and average interest rates, by year of expected maturity and their fair values at June 30, 2022:

(Dollars in thousands)	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Variable rate debt:
Principal amounts	—	$622	—	—	$200,000	$550,000	$750,622	$750,622
Average interest rate (a)(b)	—	3.06%	—	—	2.71%	2.68%	2.69%
Fixed rate debt:
Principal amounts	—	—	—	$21,451	$25,026	$475,026	$521,504	$446,582
Average interest rate (b)	—	—	—	2.95%	3.64%	2.95%	2.98%
Interest rate swaps:
Notional amount	—	—	$350,000	—	$200,000	$200,000	$750,000	$40,909
Average pay rate (b)	—	—	2.28%	—	1.60%	0.77%	1.69%
Average receive rate (b)	—	—	1.12%	—	1.06%	1.06%	1.09%
Forward-starting interest rate swaps
Notional amount	—	—	—	—	—	$150,000	$150,000	$9,106
Average pay rate (b)	—	—	—	—	—	0.83%	0.83%
Average receive rate (b)	—	—	—	—	—	1.79%	1.79%

(a)    Excludes estimated patronage refunds.
(b)    Interest rates as of June 30, 2022.

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
Foreign Exchange Exposure
    At June 30, 2022, the New Zealand subsidiary had foreign currency exchange contracts with a notional amount of $160.5 million and foreign currency option contracts with a notional amount of $32.0 million outstanding related to foreign export sales. The amount hedged represents a portion of forecasted U.S. dollar denominated export timber and log trading sales proceeds over the next 36 months and next 2 months, respectively.
    The following table summarizes our outstanding foreign currency exchange rate risk contracts at June 30, 2022:

(Dollars in thousands)	0-1 months	1-2 months	2-3 months	3-6 months	6-12 months	12-18 months	18-24 months	24-36 months	Total	Fair Value
Foreign exchange contracts to sell U.S. dollar for New Zealand dollar
Notional amount	$10,500	$11,000	$9,000	$26,500	$45,000	$36,500	$20,000	$2,000	$160,500	($12,788)
Average contract rate	1.4678	1.4452	1.4560	1.4538	1.4709	1.5050	1.5588	1.6251	1.4859

Foreign currency option contracts to sell U.S. dollar for New Zealand dollar
Notional amount	—	—	—	—	$2,000	$12,000	$6,000	$12,000	$32,000	($592)
Average strike price	—	—	—	—	1.4744	1.4941	1.5684	1.6391	1.5612

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
Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of June 30, 2022.
In the quarter ended June 30, 2022, based upon the evaluation required by Rule 13a-15(d) under the Exchange Act, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

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
Based on an evaluation of the Operating Partnership’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, management, including Rayonier’s Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of June 30, 2022.
In the quarter ended June 30, 2022, based upon the evaluation required by Rule 13a-15(d) under the Exchange Act, there were no changes in internal controls over financial reporting that would materially affect or are reasonably likely to materially affect internal controls over financial reporting.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Rayonier Inc.
REGISTERED SALES OF EQUITY SECURITIES

From time to time, the Company may issue its common shares in exchange for units in the Operating Partnership. Such shares are issued based on an exchange ratio of one common share for each unit in the Operating Partnership. During the quarter ended June 30, 2022, the Company issued 977 common shares in exchange for an equal number of units in the Operating Partnership pursuant to the agreement of the Operating Partnership.
ISSUER PURCHASES OF EQUITY SECURITIES

In February 2016, the Board of Directors approved the repurchase of up to $100 million of Rayonier’s common shares (the “share repurchase program”) to be made at management’s discretion. The program has no time limit and may be suspended or discontinued at any time. There were no shares repurchased under this program in the second quarter of 2022. As of June 30, 2022, there was $87.7 million, or approximately 2,346,935 shares based on the period-end closing stock price of $37.38, remaining under this program.
The following table provides information regarding our purchases of Rayonier common shares during the quarter ended June 30, 2022:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (c)
April 1 to April 30	90,405	$43.51	—	2,030,751
May 1 to May 31	324	39.52	—	2,128,298
June 1 to June 30	1,091	40.96	—	2,346,935
Total	91,820		—

(a)Includes 91,820 shares of the Company’s common shares purchased in April, May and June from current and former employees in non-open market transactions. The shares were sold by current and former employees of the Company in exchange for cash that was used to pay withholding taxes associated with the vesting of share-based awards under the Company’s Incentive Stock Plan. The price per share surrendered is based on the closing price of the Company’s common shares on the respective vesting dates of the awards.
(b)Purchases made in open-market transactions under the $100 million share repurchase program announced on February 10, 2016.
(c)Maximum number of shares authorized to be purchased under the share repurchase program at the end of April, May and June are based on month-end closing stock prices of $43.20, $41.22 and $37.38, respectively.

Rayonier, L.P.
UNREGISTERED SALES OF EQUITY SECURITIES

There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended June 30, 2022.
ISSUER PURCHASES OF EQUITY SECURITIES

Pursuant to the Operating Partnership’s limited partnership agreement, limited partners have the right to redeem their units in the Operating Partnership for cash, or at our election, shares of Rayonier Common Stock on a one-for-one basis. During the quarter ended June 30, 2022, 977 units in the Operating Partnership held by limited partners were redeemed in exchange for shares of Rayonier Common Stock.

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
101
The following financial information from Rayonier Inc. and Rayonier, L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2022, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income for the Three and Six Months Ended June 30, 2022 and 2021 of Rayonier Inc.; (ii) the Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 of Rayonier Inc.; (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the Six Months Ended June 30, 2022 and 2021 of Rayonier Inc.; (iv) the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021 of Rayonier Inc.; (v) the Consolidated Statements of Income and Comprehensive Income for the Three and Six Months Ended June 30, 2022 and 2021 of Rayonier, L.P.; (vi) the Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 of Rayonier, L.P.; (vii) the Consolidated Statements of Changes in Capital for the Six Months Ended June 30, 2022 and 2021 of Rayonier, L.P.; (viii) the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021 of Rayonier, L.P.; and (ix) the Notes to Consolidated Financial Statements of Rayonier Inc. and Rayonier, L.P.
Filed herewith
104	The cover page from the Company’s Quarterly Report on Form 10-Q from the quarter ended June 30, 2022, formatted in Inline XBRL (included as Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER INC.

By:	/s/ APRIL TICE
April Tice Vice President and Chief Accounting Officer (Duly Authorized Officer, Principal Accounting Officer)
Date: August 5, 2022

RAYONIER, L.P.

By: RAYONIER INC., its sole general partner

By:	/s/ APRIL TICE
April Tice Vice President and Chief Accounting Officer (Duly Authorized Officer, Principal Accounting Officer)
Date: August 5, 2022