Form 10-Q
period 2022-09-30
RAYONIER INC; Rayonier, L.P.
filed 2022-11-04
CIK 52827, 1806931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Rayonier Inc.    Yes ☐        No  ☒    Rayonier, L.P.    Yes ☐        No  ☒
As of October 28, 2022, Rayonier Inc. had 146,424,114 Common Shares outstanding. As of October 28, 2022, Rayonier, L.P. had 3,208,827 Units outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarterly period ended September 30, 2022 of Rayonier Inc., a North Carolina corporation, and Rayonier, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Rayonier” or “the Company” mean Rayonier Inc. and references to the “Operating Partnership” mean Rayonier, L.P. References to “we,” “us,” and “our” mean collectively Rayonier Inc., the Operating Partnership and entities/subsidiaries owned or controlled by Rayonier Inc. and/or the Operating Partnership.

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

As of September 30, 2022, the Company owned a 97.9% interest in the Operating Partnership, with the remaining 2.1% interest owned by limited partners of the Operating Partnership. As the sole general partner of the Operating Partnership, Rayonier Inc. has exclusive control of the day-to-day management of the Operating Partnership.

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

i

PART I.        FINANCIAL INFORMATION

Item 1.         Financial Statements

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
SALES (NOTE 3)	$195,287	$364,726	$663,674	$847,604
Costs and Expenses
Cost of sales	(152,079)	(233,308)	(507,381)	(578,937)
Selling and general expenses	(16,886)	(13,174)	(49,002)	(41,899)
Other operating income, net (Note 15)	14,581	5,070	14,398	9,474
	(154,384)	(241,412)	(541,985)	(611,362)
OPERATING INCOME	40,903	123,314	121,689	236,242
Interest expense	(9,056)	(11,265)	(26,476)	(34,292)
Interest and other miscellaneous income, net	1,252	1,274	990	127
INCOME BEFORE INCOME TAXES	33,099	113,323	96,203	202,077
Income tax expense (Note 17)	(1,238)	(2,811)	(8,056)	(13,114)
NET INCOME	31,861	110,512	88,147	188,963
Less: Net income attributable to noncontrolling interests in the operating partnership	(455)	(2,210)	(1,670)	(4,303)
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(10,828)	(32,471)	(12,478)	(40,775)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	20,578	75,831	73,999	143,885
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment, net of income tax effect of $0, $0, $0 and $0	(25,392)	(6,622)	(55,220)	(19,670)
Cash flow hedges, net of income tax effect of $2,488, $833, $5,677 and $2,207	20,147	1,711	66,329	52,693
Amortization of pension and postretirement plans, net of income tax expense of $0, $0, $0 and $0	188	294	564	881
Total other comprehensive (loss) income	(5,057)	(4,617)	11,673	33,904
COMPREHENSIVE INCOME	26,804	105,895	99,820	222,867
Less: Comprehensive income attributable to noncontrolling interests in the operating partnership	(490)	(2,118)	(2,147)	(5,490)
Less: Comprehensive income attributable to noncontrolling interests in consolidated affiliates	(8,029)	(31,099)	(6,670)	(36,168)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$18,285	$72,678	$91,003	$181,209
EARNINGS PER COMMON SHARE (NOTE 5)
Basic earnings per share attributable to Rayonier Inc.	$0.14	$0.53	$0.51	$1.03
Diluted earnings per share attributable to Rayonier Inc.	$0.14	$0.53	$0.50	$1.03

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents, excluding Timber Funds	$260,931	$358,680
Cash and cash equivalents, Timber Funds	873	3,493
Total cash and cash equivalents	261,804	362,173
Restricted cash, Timber Funds (Note 19)	1,464	6,341
Accounts receivable, less allowance for doubtful accounts of $51 and $59	37,468	30,018
Inventory (Note 14)	31,254	28,523
Prepaid expenses	20,341	18,528
Assets held for sale (Note 20)	2,357	5,099
Other current assets	437	749
Total current assets	355,125	451,431
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,750,541	2,894,996
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 13)	115,984	106,878
PROPERTY, PLANT AND EQUIPMENT
Land	6,452	6,401
Buildings	30,863	31,168
Machinery and equipment	6,548	6,494
Construction in progress	597	460
Total property, plant and equipment, gross	44,460	44,523
Less — accumulated depreciation	(16,707)	(14,900)
Total property, plant and equipment, net	27,753	29,623
RESTRICTED CASH, EXCLUDING TIMBER FUNDS (NOTE 19)	16,252	625
RIGHT-OF-USE ASSETS	95,650	101,837
OTHER ASSETS	111,051	50,966
TOTAL ASSETS	$3,472,356	$3,636,356
LIABILITIES, NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$27,061	$23,447
Current maturities of long-term debt, net (Note 6)	—	124,965
Accrued taxes	8,820	12,446
Accrued payroll and benefits	10,942	14,514
Accrued interest	7,178	6,343
Deferred revenue	22,586	17,802
Distribution payable, Timber Funds	1,576	6,341
Other current liabilities	34,249	25,863
Total current liabilities	112,412	231,721
LONG-TERM DEBT, NET (NOTE 6)	1,257,756	1,242,819
PENSION AND OTHER POSTRETIREMENT BENEFITS (NOTE 16)	9,656	10,478
LONG-TERM LEASE LIABILITY	87,639	93,416
OTHER NON-CURRENT LIABILITIES	83,987	108,521
COMMITMENTS AND CONTINGENCIES (NOTES 9 and 10)
NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP (NOTE 4)	96,243	133,823
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 shares authorized, 146,422,825 and 145,372,961 shares issued and outstanding	1,430,622	1,389,073
Retained earnings	384,384	402,307
Accumulated other comprehensive loss (Note 18)	(1,599)	(19,604)
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,813,407	1,771,776
Noncontrolling interests in consolidated affiliates (Note 4)	11,256	43,802
TOTAL SHAREHOLDERS’ EQUITY	1,824,663	1,815,578
TOTAL LIABILITIES, NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND SHAREHOLDERS’ EQUITY	$3,472,356	$3,636,356
See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except share data)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Affiliates	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2022	145,372,961	$1,389,073	$402,307	($19,604)	$43,802	$1,815,578
Net income	—	—	29,986	—	1,012	30,998
Net income attributable to noncontrolling interests in the operating partnership	—	—	(669)	—	—	(669)
Dividends ($0.27 per share) (a)	—	—	(39,902)	—	—	(39,902)
Issuance of shares under the “at-the-market” equity offering, net of commissions and offering costs of $339	726,248	29,771	—	—	—	29,771
Issuance of shares under incentive stock plans	11,364	415	—	—	—	415
Stock-based compensation	—	2,797	—	—	—	2,797
Repurchase of common shares	(5,420)	(214)	—	—	—	(214)
Adjustment of noncontrolling interests in the operating partnership	—	—	(2,645)	—	—	(2,645)
Conversion of units into common shares	2,535	104	—	—	—	104
Amortization of pension and postretirement plan liabilities	—	—	—	188	—	188
Foreign currency translation adjustment	—	—	—	5,668	790	6,458
Cash flow hedges	—	—	—	39,822	605	40,427
Allocation of other comprehensive income to noncontrolling interests in the operating partnership	—	—	—	(101)	—	(101)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(1,566)	(1,566)
Balance, March 31, 2022	146,107,688	$1,421,946	$389,077	$25,973	$44,643	$1,881,639
Net income	—	—	24,650	—	637	25,287
Net income attributable to noncontrolling interests in the operating partnership	—	—	(546)	—	—	(546)
Dividends ($0.285 per share) (a)	—	—	(42,098)	—	—	(42,098)
Costs associated with the “at-the-market” (ATM) equity offering program	—	(63)	—	—	—	(63)
Issuance of shares under incentive stock plans	304,887	1,983	—	—	—	1,983
Stock-based compensation	—	4,412	—	—	—	4,412
Repurchase of common shares	(91,820)	(3,991)	—	—	—	(3,991)
Adjustment of noncontrolling interests in the operating partnership	—	—	11,412	—	—	11,412
Conversion of units into common shares	977	42	—	—	—	42
Amortization of pension and postretirement plan liabilities	—	—	—	188	—	188
Foreign currency translation adjustment	—	—	—	(34,373)	(1,912)	(36,285)
Cash flow hedges	—	—	—	8,247	(2,492)	5,755
Allocation of other comprehensive loss to noncontrolling interests in the operating partnership	—	—	—	575	—	575
Noncontrolling interests in consolidated affiliates redemption of shares	—	—	—	—	(27,860)	(27,860)
Balance, June 30, 2022	146,321,732	$1,424,329	$382,495	$610	$13,016	$1,820,450

Balance, June 30, 2022	146,321,732	$1,424,329	$382,495	$610	$13,016	$1,820,450
Net income	—	—	21,033	—	10,828	31,861
Net income attributable to noncontrolling interests in the operating partnership	—	—	(455)	—	—	(455)
Dividends ($0.285 per share) (a)	—	—	(42,052)	—	—	(42,052)
Costs associated with the “at-the-market” (ATM) equity offering program	—	(38)	—	—	—	(38)
Issuance of shares under incentive stock plans	760	19	—	—	—	19
Stock-based compensation	—	2,636	—	—	—	2,636
Repurchase of common shares	(569)	(20)	—	—	—	(20)
Adjustment of noncontrolling interests in the operating partnership	—	—	23,363	—	—	23,363
Conversion of common units to common shares	100,902	3,696	—	—	—	3,696
Amortization of pension and postretirement plan liabilities	—	—	—	188	—	188
Foreign currency translation adjustment	—	—	—	(24,065)	(1,327)	(25,392)
Cash flow hedges	—	—	—	21,619	(1,472)	20,147
Allocation of other comprehensive loss to noncontrolling interests in the operating partnership	—	—	—	49	—	49
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(9,789)	(9,789)
Balance, September 30, 2022	146,422,825	$1,430,622	$384,384	($1,599)	$11,256	$1,824,663

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

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$88,147	$188,963
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	114,221	121,234
Non-cash cost of land and improved development	20,289	22,818
Stock-based incentive compensation expense	9,844	7,094
Deferred income taxes	(6,678)	7,618
Amortization of losses from pension and postretirement plans	564	881
Gain on sale of large disposition of timberlands	—	(44,800)
Gain on sale of Timber Funds III & IV	—	(3,729)
Gain on Fund II timberland dispositions	—	(35,951)
Other	(1,766)	12,161
Changes in operating assets and liabilities:
Receivables	(12,845)	3,192
Inventories	(6,238)	(1,081)
Accounts payable	6,833	3,350
All other operating activities	(2,482)	(4,306)
CASH PROVIDED BY OPERATING ACTIVITIES	209,889	277,444
INVESTING ACTIVITIES
Capital expenditures	(48,211)	(47,497)
Real estate development investments	(10,935)	(9,165)
Purchase of timberlands	(3,242)	(51,921)
Net proceeds from large disposition of timberlands	—	54,698
Net proceeds from sale of Timber Funds III & IV	—	31,068
Net proceeds from Fund II timberland dispositions	—	85,199
Other	6,531	6,952
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(55,857)	69,334
FINANCING ACTIVITIES
Issuance of debt	406,842	446,378
Repayment of debt	(531,842)	(420,000)
Dividends paid on common shares	(123,619)	(114,261)
Distributions to noncontrolling interests in the operating partnership	(2,754)	(3,373)
Proceeds from the issuance of common shares under incentive stock plan	2,580	4,674
Proceeds from the issuance of common shares under the “at-the-market” (ATM) equity offering program, net of commissions and offering costs	31,877	166,549
Repurchase of common shares to pay withholding taxes on vested incentive stock awards	(4,225)	(1,614)
Debt issuance costs	—	(4,829)
Distributions to noncontrolling interests in consolidated affiliates	(16,472)	(19,564)
Make-whole fee on NWFCS debt prepayment	—	(6,234)
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(237,613)	47,726
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(6,038)	(346)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	(89,619)	394,158
Balance, beginning of year	369,139	87,482
Balance, end of period	$279,520	$481,640

	Nine Months Ended September 30,
	2022	2021
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest (a)	$24,161	$24,680
Income taxes	14,627	7,306
Non-cash investing activity:
Capital assets purchased on account	4,882	4,726
Non-cash financing activity:
Distributions to noncontrolling interests in consolidated affiliates	645	—
Non-cash financing activity:
Noncontrolling interests in consolidated affiliates redemption of shares (b)	27,860	28,119

(a)Interest paid is presented net of patronage payments received of $6.0 million and $6.8 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. For additional information on patronage payments, see Note 10 — Debt in the 2021 Form 10-K.
(b)The New Zealand subsidiary made a capital distribution in order to redeem certain equity interests, resulting in the recording of a loan payable by the New Zealand subsidiary in the amount of $27.9 million and $28.1 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. See Note 6 - Debt for further information.

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
SALES (NOTE 3)	$195,287	$364,726	$663,674	$847,604
Costs and Expenses
Cost of sales	(152,079)	(233,308)	(507,381)	(578,937)
Selling and general expenses	(16,886)	(13,174)	(49,002)	(41,899)
Other operating income, net (Note 15)	14,581	5,070	14,398	9,474
	(154,384)	(241,412)	(541,985)	(611,362)
OPERATING INCOME	40,903	123,314	121,689	236,242
Interest expense	(9,056)	(11,265)	(26,476)	(34,292)
Interest and other miscellaneous income, net	1,252	1,274	990	127
INCOME BEFORE INCOME TAXES	33,099	113,323	96,203	202,077
Income tax expense (Note 17)	(1,238)	(2,811)	(8,056)	(13,114)
NET INCOME	31,861	110,512	88,147	188,963
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(10,828)	(32,471)	(12,478)	(40,775)
NET INCOME ATTRIBUTABLE TO RAYONIER, L.P. UNITHOLDERS	21,033	78,041	75,669	148,188
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment, net of income tax effect of $0, $0, $0, and $0	(25,392)	(6,622)	(55,220)	(19,670)
Cash flow hedges, net of income tax effect of $2,488, $833, $5,677, and $2,207	20,147	1,711	66,329	52,693
Amortization of pension and postretirement plans, net of income tax expense of $0, $0, $0, and $0	188	294	564	881
Total other comprehensive (loss) income	(5,057)	(4,617)	11,673	33,904
COMPREHENSIVE INCOME	26,804	105,895	99,820	222,867
Less: Comprehensive income attributable to noncontrolling interests in consolidated affiliates	(8,029)	(31,099)	(6,670)	(36,168)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER, L.P. UNITHOLDERS	$18,775	$74,796	$93,150	$186,699
EARNINGS PER UNIT (NOTE 5)
Basic earnings per unit attributable to Rayonier, L.P.	$0.14	$0.53	$0.51	$1.03
Diluted earnings per unit attributable to Rayonier, L.P.	$0.14	$0.53	$0.50	$1.03
See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents, excluding Timber Funds	$260,931	$358,680
Cash and cash equivalents, Timber Funds	873	3,493
Total cash and cash equivalents	261,804	362,173
Restricted cash, Timber Funds (Note 19)	1,464	6,341
Accounts receivable, less allowance for doubtful accounts of $51 and $59	37,468	30,018
Inventory (Note 14)	31,254	28,523
Prepaid expenses	20,341	18,528
Assets held for sale (Note 20)	2,357	5,099
Other current assets	437	749
Total current assets	355,125	451,431
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,750,541	2,894,996
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 13)	115,984	106,878
PROPERTY, PLANT AND EQUIPMENT
Land	6,452	6,401
Buildings	30,863	31,168
Machinery and equipment	6,548	6,494
Construction in progress	597	460
Total property, plant and equipment, gross	44,460	44,523
Less — accumulated depreciation	(16,707)	(14,900)
Total property, plant and equipment, net	27,753	29,623
RESTRICTED CASH, EXCLUDING TIMBER FUNDS (NOTE 19)	16,252	625
RIGHT-OF-USE ASSETS	95,650	101,837
OTHER ASSETS	111,051	50,966
TOTAL ASSETS	$3,472,356	$3,636,356
LIABILITIES, REDEEMABLE OPERATING PARTNERSHIP UNITS AND CAPITAL
CURRENT LIABILITIES
Accounts payable	$27,061	$23,447
Current maturities of long-term debt, net (Note 6)	—	124,965
Accrued taxes	8,820	12,446
Accrued payroll and benefits	10,942	14,514
Accrued interest	7,178	6,343
Deferred revenue	22,586	17,802
Distribution payable, Timber Funds	1,576	6,341
Other current liabilities	34,249	25,863
Total current liabilities	112,412	231,721
LONG-TERM DEBT, NET (NOTE 6)	1,257,756	1,242,819
PENSION AND OTHER POSTRETIREMENT BENEFITS (NOTE 16)	9,656	10,478
LONG-TERM LEASE LIABILITY	87,639	93,416
OTHER NON-CURRENT LIABILITIES	83,987	108,521
COMMITMENTS AND CONTINGENCIES (NOTES 9 and 10)
REDEEMABLE OPERATING PARTNERSHIP UNITS (NOTE 4) 3,211,327 and 3,315,741 Units outstanding, respectively	96,243	133,823
CAPITAL
General partners’ capital	18,113	17,872
Limited partners’ capital	1,793,275	1,769,367
Accumulated other comprehensive income (loss) (Note 18)	2,019	(15,463)
TOTAL CONTROLLING INTEREST CAPITAL	1,813,407	1,771,776
Noncontrolling interests in consolidated affiliates (Note 4)	11,256	43,802
TOTAL CAPITAL	1,824,663	1,815,578
TOTAL LIABILITIES, REDEEMABLE OPERATING PARTNERSHIP UNITS AND CAPITAL	$3,472,356	$3,636,356

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Unaudited)
(Dollars in thousands, except share data)

	Units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Affiliates	Total Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance, January 1, 2022	$17,872	$1,769,367	($15,463)	$43,802	$1,815,578
Net income	300	29,686	—	1,012	30,998
Distributions on units ($0.27 per unit)	(408)	(40,388)	—	—	(40,796)
Issuance of units under the “at-the-market” equity offering, net of commissions and offering costs of $339	298	29,473	—	—	29,771
Issuance of units under incentive stock plans	4	411	—	—	415
Stock-based compensation	28	2,769	—	—	2,797
Repurchase of units	(2)	(212)	—	—	(214)
Adjustment of Redeemable Operating Partnership Units	(25)	(2,496)	—	—	(2,521)
Conversion of units into common shares	1	103	—	—	104
Amortization of pension and postretirement plan liabilities	—	—	188	—	188
Foreign currency translation adjustment	—	—	5,668	790	6,458
Cash flow hedges	—	—	39,822	605	40,427
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,566)	(1,566)
Balance, March 31, 2022	$18,068	$1,788,713	$30,215	$44,643	$1,881,639
Net income	246	24,404	—	637	25,287
Distributions on units ($0.285 per unit)	(430)	(42,612)	—	—	(43,042)
Costs associated with the “at-the-market” (ATM) equity offering program	(1)	(62)	—	—	(63)
Issuance of units under incentive stock plans	20	1,963	—	—	1,983
Stock-based compensation	44	4,368	—	—	4,412
Repurchase of units	(40)	(3,951)	—	—	(3,991)
Adjustment of Redeemable Operating Partnership Units	124	12,261	—	—	12,385
Conversion of units into common shares	—	42	—	—	42
Amortization of pension and postretirement plan liabilities	—	—	188	—	188
Foreign currency translation adjustment	—	—	(34,373)	(1,912)	(36,285)
Cash flow hedges	—	—	8,247	(2,492)	5,755
Noncontrolling interests in consolidated affiliates redemption of shares	—	—	—	(27,860)	(27,860)
Balance, June 30, 2022	$18,031	$1,785,126	$4,277	$13,016	$1,820,450
Net income	210	20,823	—	10,828	31,861
Distributions on units ($0.285 per unit)	(430)	(42,537)	—	—	(42,967)
Costs associated with the “at-the-market” (ATM) equity offering program	(1)	(37)	—	—	(38)
Issuance of units under incentive stock plans	—	19	—	—	19
Stock-based compensation	27	2,609	—	—	2,636
Repurchase of units	—	(20)	—	—	(20)
Adjustment of Redeemable Operating Partnership Units	239	23,633	—	—	23,872
Conversion of units into common shares	37	3,659	—	—	3,696
Amortization of pension and postretirement plan liabilities	—	—	188	—	188
Foreign currency translation adjustment	—	—	(24,065)	(1,327)	(25,392)
Cash flow hedges	—	—	21,619	(1,472)	20,147
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(9,789)	(9,789)
Balance, September 30, 2022	$18,113	$1,793,275	$2,019	$11,256	$1,824,663

	Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance, January 1, 2021	$15,454	$1,529,948	($71,345)	$388,588	$1,862,645
Net income	112	11,077	—	3,843	15,032
Distributions on units ($0.27 per unit)	(387)	(38,300)	—	—	(38,687)
Issuance of units under the “at-the-market” equity offering, net of commissions and offering costs of $197	367	36,341	—	—	36,708
Issuance of units under incentive stock plans	12	1,154	—	—	1,166
Stock-based compensation	22	2,134	—	—	2,156
Repurchase of units	(2)	(153)	—	—	(155)
Adjustment of Redeemable Operating Partnership Units	(126)	(12,458)	—	—	(12,584)
Conversion of units into common shares	47	4,668	—	—	4,715
Measurement period adjustment of noncontrolling interests in consolidated affiliates	—	—	—	655	655
Amortization of pension and postretirement plan liabilities	—	—	294	—	294
Foreign currency translation adjustment	—	—	(11,652)	(2,636)	(14,288)
Cash flow hedges	—	—	61,628	(627)	61,001
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(8,737)	(8,737)
Balance, March 31, 2021	$15,499	$1,534,411	($21,075)	$381,086	$1,909,921
Net income	590	58,369	—	4,461	63,420
Distributions on units ($0.27 per unit)	(391)	(38,744)	—	—	(39,135)
Issuance of units under the “at-the-market” equity offering, net of commissions and offering costs of $927	800	79,194	—	—	79,994
Issuance of units under incentive stock plans	33	3,292	—	—	3,325
Stock-based compensation	29	2,823	—	—	2,852
Repurchase of units	(15)	(1,438)	—	—	(1,453)
Adjustment of Redeemable Operating Partnership Units	(158)	(15,598)	—	—	(15,756)
Conversion of units into common shares	2	239	—	—	241
Measurement period adjustment of noncontrolling interests in consolidated affiliates	—	—	—	9,034	9,034
Amortization of pension and postretirement plan liabilities	—	—	294	—	294
Foreign currency translation adjustment	—	—	1,025	214	1,239
Cash flow hedges	—	—	(9,833)	(186)	(10,019)
Distribution to noncontrolling interests in consolidated affiliates	—	—	—	(6,474)	(6,474)
Balance, June 30, 2021	$16,389	$1,622,548	($29,589)	$388,135	$1,997,483

Balance, June 30, 2021	$16,389	$1,622,548	($29,589)	$388,135	$1,997,483
Net income	780	77,261	—	32,471	110,512
Distributions on units ($0.27 per unit)	(401)	(39,695)	—	—	(40,096)
Issuance of units under the “at-the-market” equity offering, net of commissions and offering costs of $691	511	50,621	—	—	51,132
Issuance of units under incentive stock plans	2	181	—	—	183
Stock-based compensation	21	2,065	—	—	2,086
Repurchase of units	—	(6)	—	—	(6)
Adjustment of Redeemable Operating Partnership Units	7	685	—	—	692
Conversion of units into common shares	123	12,135	—	—	12,258
Disposition of noncontrolling interests in consolidated affiliates	—	—	—	(255,486)	(255,486)
Amortization of pension and postretirement plan liabilities	—	—	294	—	294
Foreign currency translation adjustment	—	—	(5,743)	(879)	(6,622)
Cash flow hedges	—	—	2,204	(493)	1,711
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(53,562)	(53,562)
Noncontrolling interests in consolidated affiliates redemption of unit equivalents	—	—	—	(28,119)	(28,119)
Balance, September 30, 2021	$17,432	$1,725,795	($32,834)	$82,067	$1,792,460

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$88,147	$188,963
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	114,221	121,234
Non-cash cost of land and improved development	20,289	22,818
Stock-based incentive compensation expense	9,844	7,094
Deferred income taxes	(6,678)	7,618
Amortization of losses from pension and postretirement plans	564	881
Gain on sale of large disposition of timberlands	—	(44,800)
Gain on sale of Timber Funds III & IV	—	(3,729)
Gain on Fund II timberland dispositions	—	(35,951)
Other	(1,766)	12,161
Changes in operating assets and liabilities:
Receivables	(12,845)	3,192
Inventories	(6,238)	(1,081)
Accounts payable	6,833	3,350
All other operating activities	(2,482)	(4,306)
CASH PROVIDED BY OPERATING ACTIVITIES	209,889	277,444
INVESTING ACTIVITIES
Capital expenditures	(48,211)	(47,497)
Real estate development investments	(10,935)	(9,165)
Purchase of timberlands	(3,242)	(51,921)
Net proceeds from large disposition of timberlands	—	54,698
Net proceeds from sale of Timber Funds III & IV	—	31,068
Net proceeds from Fund II timberland dispositions	—	85,199
Other	6,531	6,952
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(55,857)	69,334
FINANCING ACTIVITIES
Issuance of debt	406,842	446,378
Repayment of debt	(531,842)	(420,000)
Distributions on units	(126,373)	(117,634)
Proceeds from the issuance of units under incentive stock plan	2,580	4,674
Proceeds from the issuance of units under the “at-the-market” (ATM) equity offering program, net of commissions and offering costs	31,877	166,548
Repurchase of units to pay withholding taxes on vested incentive stock awards	(4,225)	(1,614)
Debt issuance costs	—	(4,829)
Distributions to noncontrolling interests in consolidated affiliates	(16,472)	(19,564)
Make-whole fee on NWFCS debt prepayment	—	(6,234)
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(237,613)	47,726
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(6,038)	(346)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	(89,619)	394,158
Balance, beginning of year	369,139	87,482
Balance, end of period	$279,520	$481,640

	Nine Months Ended September 30,
	2022	2021
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest (a)	$24,161	$24,680
Income taxes	14,627	7,306
Non-cash investing activity:
Capital assets purchased on account	4,882	4,726
Non-cash financing activity:
Noncontrolling interests in consolidated affiliates redemption of shares (b)	27,860	28,119

(a)Interest paid is presented net of patronage payments received of $6.0 million and $6.8 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. For additional information on patronage payments, see Note 10 — Debt in the 2021 Form 10-K.
(b)The New Zealand subsidiary made a capital distribution in order to redeem certain equity interests, resulting in the recording of a loan payable by the New Zealand subsidiary in the amount of $27.9 million and $28.1 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. See Note 6 - Debt for further information.

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
As of September 30, 2022, the Company owned a 97.9% interest in the Operating Partnership, with the remaining 2.1% interest owned by limited partners of the Operating Partnership. As the sole general partner of the Operating Partnership, Rayonier Inc. has exclusive control of the day-to-day management of the Operating Partnership.
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
In August 2020, the FASB issued ASU 2020-06, Debt–Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging–Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. The pronouncement eliminates the requirement that contracts legally permitting settlement in registered shares be classified as temporary equity. As a result, Redeemable Operating Partnership Units may be classified as permanent partners’ capital in the Operating Partnership’s accompanying balance sheets and the related noncontrolling interests as permanent equity in the accompanying balance sheets of Rayonier, Inc. However, the corresponding SEC guidance on equity classification has remained unchanged. We will continue to monitor any developments in this area and may reclassify the temporary partners’ capital and noncontrolling interests to permanent upon agreement in guidance.
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
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

SUBSEQUENT EVENTS
Agreement to acquire 172,400 acres in the U.S. South
On November 2, 2022, Rayonier Inc., entered into agreements to acquire approximately 172,400 acres of timberlands in Texas, Georgia, Alabama, and Louisiana. The final aggregate purchase price of these transactions is approximately $474 million. The acquisitions are subject to customary title and other closing conditions and expected to close in the fourth quarter of 2022. We expect to finance the acquisitions with cash on hand and the proceeds from incremental borrowings through the Farm Credit System.

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
The following tables summarize the segment information for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
SALES	2022	2021	2022	2021
Southern Timber	$64,549	$44,818	$207,584	$145,789
Pacific Northwest Timber	34,397	31,513	119,834	108,357
New Zealand Timber	72,452	75,558	202,723	213,696
Timber Funds (a)	—	94,469	—	128,054
Real Estate (b)	12,435	93,375	81,032	178,409
Trading	11,582	25,583	52,727	76,795
Intersegment Eliminations (c)	(128)	(590)	(226)	(3,496)
Total	$195,287	$364,726	$663,674	$847,604

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
(c)The three and nine months ended September 30, 2022 and 2021 includes log marketing fees paid to our Trading segment from our Southern Timber and Pacific Northwest Timber segments for marketing log export sales.The three and nine months ended September 30, 2021, primarily consists of the elimination of timberland investment management fees paid to us by the timber funds, which were initially recognized as sales and cost of sales within the Timber Funds segment.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended September 30,		Nine Months Ended September 30,
OPERATING INCOME	2022	2021	2022	2021
Southern Timber	$22,474	$12,778	$76,883	$47,105
Pacific Northwest Timber (a)	2,179	2,071	11,729	5,293
New Zealand Timber	9,280	13,302	22,653	47,959
Timber Funds (b)	—	41,285	—	44,778
Real Estate (c)	15,749	60,617	36,953	112,816
Trading	177	(33)	84	628
Corporate and Other	(8,956)	(6,706)	(26,613)	(22,337)
Total Operating Income	40,903	123,314	121,689	236,242
Unallocated interest expense and other	(7,804)	(9,991)	(25,486)	(34,165)
Total Income before Income Taxes	$33,099	$113,323	$96,203	$202,077

(a)The three and nine months ended September 30, 2022 include $1.1 million of timber write-offs resulting from casualty events.Timber write-offs resulting from casualty events are recorded within the Consolidated Statements of Income and Comprehensive Income under the caption “Cost of sales”.
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
(c)The three and nine months ended September 30, 2022 include a $11.5 million gain associated with the multi-family apartment complex sale attributable to noncontrolling interests. The gain associated with the multi-family apartment complex sale attributable to noncontrolling interests are recorded within the Consolidated Statements of Income and Comprehensive Income under the caption “Other operating income, net”. The three and nine months ended September 30, 2021 include $14.5 million and $44.8 million from Large Dispositions.

	Three Months Ended September 30,		Nine Months Ended September 30,
DEPRECIATION, DEPLETION AND AMORTIZATION	2022	2021	2022	2021
Southern Timber	$14,116	$11,604	$46,832	$39,539
Pacific Northwest Timber	9,356	10,479	35,587	38,795
New Zealand Timber	6,302	6,555	18,192	20,757
Timber Funds (a)	—	43,158	—	54,780
Real Estate (b)	961	6,797	12,671	16,889
Corporate and Other	316	316	939	892
Total	$31,051	$78,909	$114,221	$171,652

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
(b)The three and nine months ended September 30, 2021 include $5.0 million and $9.8 million, respectively, from Large Dispositions.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended September 30,		Nine Months Ended September 30,
NON-CASH COST OF LAND AND IMPROVED DEVELOPMENT	2022	2021	2022	2021
Timber Funds (a)	—	$8,635	—	$8,635
Real Estate (b)	3,149	15,845	20,289	22,913
Total	$3,149	$24,480	$20,289	$31,548

(a)The three and nine months ended September 30, 2021 include $8.6 million of non-cash cost of land and improved development from Fund II Timberland Dispositions, of which $6.9 million was attributable to noncontrolling interests in Timber Funds and $1.7 million was attributable to Rayonier.
(b)The nine months ended September 30, 2021 includes $0.1 million from Large Dispositions.

3.    REVENUE
PERFORMANCE OBLIGATIONS
We recognize revenue when control of promised goods or services (“performance obligations”) is transferred to customers, in an amount that reflects the consideration expected in exchange for those goods or services (“transaction price”). We generally satisfy performance obligations within a year of entering into a contract and therefore have applied the disclosure exemption found under ASC 606-10-50-14. Unsatisfied performance obligations as of September 30, 2022 are primarily due to advances on stumpage contracts, unearned license revenue and post-closing obligations on real estate sales. These performance obligations are expected to be satisfied within the next twelve months. We generally collect payment within a year of satisfying performance obligations and therefore have elected not to adjust revenues for a financing component.
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
The following table summarizes revenue recognized during the three and nine months ended September 30, 2022 and 2021 that was included in the contract liability balance at the beginning of each year:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue recognized from contract liability balance at the beginning of the year (a)	$1,957	$235	$14,458	$10,204

(a)    Revenue recognized was from hunting licenses and the use of advances on pay-as-cut timber sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables present our revenue from contracts with customers disaggregated by product type for the three and nine months ended September 30, 2022 and 2021:

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Elim.	Total
September 30, 2022
Pulpwood	$32,564	$2,989	$7,645	—	—	$1,112	—	$44,310
Sawtimber	20,943	29,630	58,412	—	—	10,053	—	119,038
Hardwood	4,221	—	—	—	—	—	—	4,221
Total Timber Sales	57,728	32,619	66,057	—	—	11,165	—	167,569
License Revenue, Primarily from Hunting	5,141	326	118	—	—	—	—	5,585
Other Non-Timber/Carbon Revenue	1,680	1,452	6,277	—	—	—	—	9,409
Agency Fee Income	—	—	—	—	—	289	—	289
Total Non-Timber Sales	6,821	1,778	6,395	—	—	289	—	15,283
Improved Development	—	—	—	—	2,296	—	—	2,296
Rural	—	—	—	—	6,964	—	—	6,964
Deferred Revenue/Other (a)	—	—	—	—	2,769	—	—	2,769
Total Real Estate Sales	—	—	—	—	12,029	—	—	12,029

Revenue from Contracts with Customers	64,549	34,397	72,452	—	12,029	11,454	—	194,881
Lease Revenue	—	—	—	—	406	—	—	406
Intersegment	—	—	—	—	—	128	(128)	—
Total Revenue	$64,549	$34,397	$72,452	—	$12,435	$11,582	($128)	$195,287

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Elim.	Total
September 30, 2021
Pulpwood	$21,358	$2,116	$10,746	$127	—	$3,861	—	$38,208
Sawtimber	17,680	28,134	64,562	6,707	—	21,281	—	138,364
Hardwood	247	—	—	—	—	—	—	247
Total Timber Sales	39,285	30,250	75,308	6,834	—	25,142	—	176,819
License Revenue, Primarily from Hunting	4,588	298	161	11	—	—	—	5,058
Other Non-Timber/Carbon Revenue	945	965	89	25	—	—	—	2,024
Agency Fee Income	—	—	—	—	—	350	—	350
Fund II Timberland Dispositions	—	—	—	87,100	—	—	—	87,100
Total Non-Timber Sales	5,533	1,263	250	87,136	—	350	—	94,532
Improved Development	—	—	—	—	27,774	—	—	27,774
Unimproved Development	—	—	—	—	37,500	—	—	37,500
Rural	—	—	—	—	6,937	—	—	6,937
Timberland & Non-Strategic	—	—	—	—	44	—	—	44
Deferred Revenue/Other (a)	—	—	—	—	728	—	—	728
Large Dispositions	—	—	—	—	20,048	—	—	20,048
Total Real Estate Sales	—	—	—	—	93,031	—	—	93,031

Revenue from Contracts with Customers	44,818	31,513	75,558	93,970	93,031	25,492	—	364,382
Lease Revenue	—	—	—	—	344	—	—	344
Intersegment	—	—	—	499	—	91	(590)	—
Total Revenue	$44,818	$31,513	$75,558	$94,469	$93,375	$25,583	($590)	$364,726

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Nine Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Elim.	Total
September 30, 2022
Pulpwood	$100,945	$9,478	$26,091	—	—	$5,636	—	$142,150
Sawtimber	70,203	106,155	164,759	—	—	45,910	—	387,027
Hardwood	15,776	—	—	—	—	—	—	15,776
Total Timber Sales	186,924	115,633	190,850	—	—	51,546	—	544,953
License Revenue, Primarily From Hunting	16,322	571	266	—	—	—	—	17,159
Other Non-Timber/Carbon Revenue	4,338	3,630	11,607	—	—	—	—	19,575
Agency Fee Income	—	—	—	—	—	955	—	955
Total Non-Timber Sales	20,660	4,201	11,873	—	—	955	—	37,689
Improved Development	—	—	—	—	18,828	—	—	18,828
Rural	—	—	—	—	47,333	—	—	47,333
Timberland & Non-Strategic	—	—	—	—	11,400	—	—	11,400
Deferred Revenue/Other (a)	—	—	—	—	2,498	—	—	2,498
Total Real Estate Sales	—	—	—	—	80,059	—	—	80,059

Revenue from Contracts with Customers	207,584	119,834	202,723	—	80,059	52,501	—	662,701
Lease Revenue	—	—	—	—	973	—	—	973
Intersegment	—	—	—	—	—	226	(226)	—
Total Revenue	$207,584	$119,834	$202,723	—	$81,032	$52,727	($226)	$663,674

Nine Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Elim.	Total
September 30, 2021
Pulpwood	$66,941	$6,689	$32,555	$783	—	$9,372	—	$116,340
Sawtimber	58,335	97,647	180,339	36,433	—	66,146	—	438,900
Hardwood	1,920	—	—	—	—	—	—	1,920
Total Timber Sales	127,196	104,336	212,894	37,216	—	75,518	—	557,160
License Revenue, Primarily from Hunting	13,501	505	300	41	—	—	—	14,347
Other Non-Timber/Carbon Revenue	5,092	3,516	502	438	—	—	—	9,548
Agency Fee Income	—	—	—	—	—	1,040	—	1,040
Fund II Timberland Dispositions	—	—	—	87,100	—	—	—	87,100
Total Non-Timber Sales	18,593	4,021	802	87,579	—	1,040	—	112,035
Improved Development	—	—	—	—	47,366	—	—	47,366
Unimproved Development	—	—	—	—	37,500	—	—	37,500
Rural	—	—	—	—	36,999	—	—	36,999
Timberland & Non-Strategic	—	—	—	—	44	—	—	44
Conservation Easement	—	—	—	—	3,855	—	—	3,855
Deferred Revenue/Other (a)	—	—	—	—	(4,260)	—	—	(4,260)
Large Dispositions	—	—	—	—	56,048	—	—	56,048
Total Real Estate Sales	—	—	—	—	177,552	—	—	177,552

Revenue from Contracts with Customers	145,789	108,357	213,696	124,795	177,552	76,558	—	846,747
Lease Revenue	—	—	—	—	857	—	—	857
Intersegment	—	—	—	3,259	—	237	(3,496)	—
Total Revenue	$145,789	$108,357	$213,696	$128,054	$178,409	$76,795	($3,496)	$847,604

(a)    Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables present our timber sales disaggregated by contract type for the three and nine months ended September 30, 2022 and 2021:

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Trading	Total
September 30, 2022
Stumpage Pay-as-Cut	$21,111	—	—	—	—	$21,111
Stumpage Lump Sum	288	121	—	—	—	409
Total Stumpage	21,399	121	—	—	—	21,520

Delivered Wood (Domestic)	33,010	30,837	18,825	—	260	82,932
Delivered Wood (Export)	3,319	1,661	47,232	—	10,905	63,117
Total Delivered	36,329	32,498	66,057	—	11,165	146,049

Total Timber Sales	$57,728	$32,619	$66,057	—	$11,165	$167,569

September 30, 2021
Stumpage Pay-as-Cut	$12,335	—	—	$131	—	$12,466
Stumpage Lump Sum	392	1,846	—	—	—	2,238
Total Stumpage	12,727	1,846	—	131	—	14,704

Delivered Wood (Domestic)	19,515	28,404	20,614	6,703	817	76,053
Delivered Wood (Export)	7,043	—	54,694	—	24,325	86,062
Total Delivered	26,558	28,404	75,308	6,703	25,142	162,115

Total Timber Sales	$39,285	$30,250	$75,308	$6,834	$25,142	$176,819

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Nine Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Trading	Total
September 30, 2022
Stumpage Pay-as-Cut	$78,643	—	—	—	—	$78,643
Stumpage Lump Sum	378	5,593	—	—	—	5,971
Total Stumpage	79,021	5,593	—	—	—	84,614

Delivered Wood (Domestic)	98,386	104,239	50,358	—	1,989	254,972
Delivered Wood (Export)	9,517	5,801	140,492	—	49,557	205,367
Total Delivered	107,903	110,040	190,850	—	51,546	460,339

Total Timber Sales	$186,924	$115,633	$190,850	—	$51,546	$544,953

September 30, 2021
Stumpage Pay-as-Cut	$48,775	—	—	$328	—	$49,103
Stumpage Lump Sum	5,040	8,909	—	—	—	13,949
Total Stumpage	53,815	8,909	—	328	—	63,052

Delivered Wood (Domestic)	57,528	95,427	56,970	36,888	3,144	249,957
Delivered Wood (Export)	15,853	—	155,924	—	72,374	244,151
Total Delivered	73,381	95,427	212,894	36,888	75,518	494,108

Total Timber Sales	$127,196	$104,336	$212,894	$37,216	$75,518	$557,160

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
Ferncliff Investors
We maintain an ownership interest in Ferncliff Investors, a real estate joint venture entity. In 2017, Ferncliff Management and Ferncliff Investors were formed for the purpose of raising capital from third parties to invest in an unconsolidated real estate joint venture entity, Bainbridge Landing LLC, to develop a five-acre parcel on Bainbridge Island, Washington into a multi-family community containing apartments and townhomes. Ferncliff Management is the manager and 33.33% owner of Ferncliff Investors, with the remaining ownership interest in Ferncliff Investors held by third-party investors. Ferncliff Investors holds a 50% interest in Bainbridge Landing LLC, the joint venture entity that owns and is developing the property.
In the third quarter of 2022 Bainbridge Landing, LLC completed the planned sale of its multi-family apartment complex in Bainbridge Island, Washington for a purchase price of $65.5 million. The equity income related to the apartment complex sale was $16.0 million, of which $4.5 million was attributable to Rayonier. We recognized the gain on the sale in our Consolidated Statements of Income and Comprehensive Income under the caption “Other operating income, net”.
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

The following table sets forth the Company’s noncontrolling interests in the operating partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning noncontrolling interests in the operating partnership	$123,811	$153,505	$133,823	$130,121
Adjustment of noncontrolling interests in the operating partnership	(23,363)	(1,746)	(32,131)	25,531
Conversions of Redeemable Operating Partnership Units to Common Shares	(3,696)	(12,258)	(3,842)	(17,214)
Net Income attributable to noncontrolling interests in the operating partnership	455	2,210	1,670	4,303
Other Comprehensive (Loss) Income attributable to noncontrolling interests in the operating partnership	(49)	(92)	(523)	1,187
Distributions to noncontrolling interests in the operating partnership	(915)	(1,064)	(2,754)	(3,373)
Total noncontrolling interests in the operating partnership	$96,243	$140,555	$96,243	$140,555

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

5.    EARNINGS PER SHARE AND PER UNIT
The following table provides details of the calculations of basic and diluted earnings per common share of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Earnings per common share - basic
Numerator:
Net Income	$31,861	$110,512	$88,147	$188,963
Less: Net income attributable to noncontrolling interests in the operating partnership	(455)	(2,210)	(1,670)	(4,303)
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(10,828)	(32,471)	(12,478)	(40,775)
Net income attributable to Rayonier Inc.	$20,578	$75,831	$73,999	$143,885
Denominator:
Denominator for basic earnings per common share - weighted average shares	146,370,340	141,777,574	146,022,718	139,749,358
Basic earnings per common share attributable to Rayonier Inc.:	$0.14	$0.53	$0.51	$1.03
Earnings per common share - diluted
Numerator:
Net Income	$31,861	$110,512	$88,147	$188,963
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(10,828)	(32,471)	(12,478)	(40,775)
Net income attributable to Rayonier Inc., before net income attributable to noncontrolling interests in the operating partnership	$21,033	$78,041	$75,669	$148,188
Denominator:
Denominator for basic earnings per common share - weighted average shares	146,370,340	141,777,574	146,022,718	139,749,358
Add: Dilutive effect of:
Stock options	3,271	9,803	6,200	8,833
Performance shares, restricted shares and restricted stock units	620,316	520,737	693,954	361,596
Noncontrolling interests in operating partnership units	3,238,962	4,131,454	3,288,409	4,245,323
Denominator for diluted earnings per common share - adjusted weighted average shares	150,232,889	146,439,568	150,011,281	144,365,110
Diluted earnings per common share attributable to Rayonier Inc.:	$0.14	$0.53	$0.50	$1.03

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Anti-dilutive shares excluded from the computations of diluted earnings per common share:
Stock options, performance shares, restricted shares and restricted stock units	126,132	100,135	78,634	167,668
Total	126,132	100,135	78,634	167,668

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table provides details of the calculations of basic and diluted earnings per unit of the Operating Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Earnings per unit - basic
Numerator:
Net Income	$31,861	$110,512	$88,147	$188,963
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(10,828)	(32,471)	(12,478)	(40,775)
Net income available to unitholders	$21,033	$78,041	$75,669	$148,188
Denominator:
Denominator for basic earnings per unit - weighted average units	149,609,302	145,909,028	149,311,127	143,994,681
Basic earnings per unit attributable to Rayonier, L.P.:	$0.14	$0.53	$0.51	$1.03
Earnings per unit - diluted
Numerator:
Net Income	$31,861	$110,512	$88,147	$188,963
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(10,828)	(32,471)	(12,478)	(40,775)
Net income available to unitholders	$21,033	$78,041	$75,669	$148,188
Denominator:
Denominator for basic earnings per unit - weighted average units	149,609,302	145,909,028	149,311,127	143,994,681
Add: Dilutive effect of unit equivalents:
Stock options	3,271	9,803	6,200	8,833
Performance shares, restricted shares and restricted stock units	620,316	520,737	693,954	361,596
Denominator for diluted earnings per unit - adjusted weighted average units	150,232,889	146,439,568	150,011,281	144,365,110
Diluted earnings per unit attributable to Rayonier, L.P.:	$0.14	$0.53	$0.50	$1.03

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Anti-dilutive unit equivalents excluded from the computations of diluted earnings per unit:
Stock options, performance shares, restricted shares and restricted stock units	126,132	100,135	78,634	167,668
Total	126,132	100,135	78,634	167,668

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

6.    DEBT
Our debt consisted of the following at September 30, 2022:

September 30, 2022
Debt
Term Credit Agreement borrowings due 2028 at a variable interest rate of 4.2% at September 30, 2022 (a)	$350,000
Senior Notes due 2031 at a fixed interest rate of 2.75%	450,000
Incremental Term Loan Agreement borrowings due 2026 at a variable interest rate of 4.2% at September 30, 2022 (b)	200,000
2021 Incremental Term Loan Facility Borrowings due 2029 at a variable interest rate of 4.1% at September 30, 2022 (c)	200,000
New Zealand subsidiary noncontrolling interests shareholder loan due 2025 at a fixed interest rate of 2.95% (d)	19,691
New Zealand subsidiary noncontrolling interests shareholder loan due 2026 at a fixed interest rate of 3.64% (d)	22,973
New Zealand subsidiary noncontrolling interests shareholder loan due 2027 at a fixed interest rate of 6.48% (d)	22,973
Total principal debt	1,265,637
Less: Unamortized discounts	(3,186)
Less: Deferred financing costs	(4,695)
Total long-term debt	$1,257,756

(a)    As of September 30, 2022, the periodic interest rate on the term credit agreement (the “Term Credit Agreement”) was LIBOR plus 1.600%. We estimate the effective fixed interest rate on the term loan facility to be approximately 3.0% after consideration of interest rate swaps and estimated patronage refunds.
(b)    As of September 30, 2022, the periodic interest rate on the incremental term loan (the “Incremental Term Loan Agreement”) was LIBOR plus 1.650%. We estimate the effective fixed interest rate on the incremental term loan facility to be approximately 2.4% after consideration of interest rate swaps and estimated patronage refunds.
(c)    As of September 30, 2022, the periodic interest rate on the 2021 incremental term loan (the “2021 Incremental Term Loan Facility”) was LIBOR plus 1.550%. We estimate the effective fixed interest rate on the incremental term loan facility to be approximately 1.5% after consideration of interest rate swaps and estimated patronage refunds.
(d)    Except for changes in the New Zealand foreign exchange rate, there have been no adjustments to the carrying value of the shareholder loans since inception.

Principal payments due during the next five years and thereafter are as follows:

Total
2022	—
2023	—
2024	—
2025	19,691
2026	222,973
Thereafter	1,022,973
Total Debt	$1,265,637

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

2022 DEBT ACTIVITY
U.S. Debt
On January 3, 2022, we drew $200.0 million on our Revolving Credit Facility. On January 4, 2022, we repaid the $325.0 million Senior Notes due 2022 with $125.0 million of cash and the $200.0 million previously drawn on the Revolving Credit Facility. We then made a $200.0 million draw on our 2021 Incremental Term Loan Facility and simultaneously repaid the outstanding principal on our Revolving Credit Facility. The periodic interest rate on the 2021 Incremental Term Loan agreement is subject to a pricing grid based on our leverage ratio, as defined in the credit agreement. As of September 30, 2022, the periodic interest rate on the 2021 Incremental Term Loan is LIBOR plus 1.55%. Monthly payments of interest only are due on this loan through maturity.

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
At September 30, 2022, we had available borrowings of $299.1 million under the Revolving Credit Facility, net of $0.9 million to secure our outstanding letters of credit.
New Zealand Debt
In June 2022, the New Zealand subsidiary renewed its NZ$20 million working capital facility for an additional 12-month term. During the nine months ended September 30, 2022, the New Zealand subsidiary made borrowings and repayments of $7.1 million, net of changes in exchange rates, on its working capital facility (the “New Zealand Working Capital Facility”). At September 30, 2022, the New Zealand subsidiary had NZ$20.0 million of available borrowings under its working capital facility.
In April 2022, the New Zealand subsidiary made a capital distribution to its partners on a pro rata basis in order to redeem certain equity interests, which was reinvested by the partners in shareholder loans to the New Zealand subsidiary. Our capital distribution and portion of the shareholder loan are eliminated in consolidation. The capital distribution to the minority shareholder and its reinvestment in the shareholder loan resulted in the recording of a loan payable by the New Zealand subsidiary in the amount of $27.9 million due in 2027 at a fixed interest rate of 6.48%. As of September 30, 2022, the outstanding balance on the shareholder loan due 2027 is $23.0 million. Except for changes in the New Zealand foreign exchange rate, there have been no adjustments to the carrying value of the shareholder loan since its inception. See Note 4 — Noncontrolling Interests for more information regarding the New Zealand subsidiary.

DEBT COVENANTS
In connection with our $350 million Term Credit Agreement, $200 million Incremental Term Loan Agreement, $200 million 2021 Incremental Term Loan Facility and $300 million Revolving Credit Facility, customary covenants must be met, the most significant of which include interest coverage and leverage ratios.
The covenants listed below, which are the most significant financial covenants in effect as of September 30, 2022, are calculated on a trailing 12-month basis:

	Covenant Requirement	Actual Ratio	Favorable
Covenant EBITDA to consolidated interest expense should not be less than	2.5 to 1	10.3 to 1	7.8
Covenant debt to covenant net worth plus covenant debt shall not exceed	65%	41%	24%
    In addition to these financial covenants listed above, the Senior Notes due 2031, Term Credit Agreement, Incremental Term Loan Agreement, 2021 Incremental Term Loan Facility, and Revolving Credit Facility include customary covenants that limit the incurrence of debt and the disposition of assets, among others. At September 30, 2022, we were in compliance with all applicable covenants.

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
FOREIGN CURRENCY EXCHANGE AND OPTION CONTRACTS
Our New Zealand subsidiary’s domestic sales and operating expenses are predominately denominated in New Zealand dollars, while its export sales, shareholder distributions and ocean freight payments are predominately denominated in U.S. dollars. To the extent New Zealand dollar costs exceed New Zealand dollar revenues (the “foreign exchange exposure”), the New Zealand subsidiary manages the foreign exchange exposure through the use of derivative financial instruments. It typically hedges a portion of export sales receipts to cover 50% to 90% of the projected foreign exchange exposure for the following 12 months, up to 75% for the forward 12 to 18 months and up to 50% for the forward 18 to 24 months. Additionally, it will occasionally hedge export sales receipts to cover up to 50% of the foreign exchange exposure for the forward 24 to 48 months when the New Zealand dollar is at a cyclical low versus the U.S. dollar. The New Zealand subsidiary’s trading operations typically hedge a portion of export sales receipts to cover the projected foreign exchange exposure for the following three months. As of September 30, 2022, foreign currency exchange contracts and foreign currency option contracts had maturity dates through October 2024 and July 2025, respectively.
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
INTEREST RATE SWAPS
The following table contains information on the outstanding interest rate swaps as of September 30, 2022:

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

FORWARD-STARTING INTEREST RATE SWAPS
The following table contains information on the outstanding forward-starting interest rate swaps as of September 30, 2022:

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
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables demonstrate the impact, gross of tax, of our derivatives on the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2022 and 2021:

		Three Months Ended September 30,
	Income Statement Location	2022	2021
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive loss	($4,464)	($3,215)
	Other operating income, net	(2,669)	597
Foreign currency option contracts	Other comprehensive loss	(1,754)	(705)
	Other operating income, net	—	349
Interest rate products	Other comprehensive income	26,607	1,288
	Interest expense, net	(62)	2,564

		Nine Months Ended September 30,
	Income Statement Location	2022	2021
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive loss	($15,373)	($8,688)
	Other operating income, net	(2,598)	2,322
Foreign currency option contracts	Other comprehensive loss	(2,304)	(2,691)
	Other operating income, net	—	1,177
Interest rate products	Other comprehensive income	76,372	46,433
	Interest expense	4,555	11,935
During the next 12 months, the amount of the September 30, 2022 AOCI balance, net of tax, expected to be reclassified into earnings is a gain of approximately $7.7 million. The following table contains details of the expected reclassified amounts into earnings:

Amount expected to be reclassified into earnings in next 12 months
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	($10,809)
Foreign currency option contracts	(364)
Interest rate products	18,860
Total estimated gain on derivatives contracts	$7,687
The following table contains the notional amounts of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Notional Amount
	September 30, 2022	December 31, 2021
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	$145,000	$149,250
Foreign currency option contracts	66,000	14,000
Interest rate swaps	750,000	550,000
Forward-starting interest rate swaps	150,000	350,000

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table contains the fair values of the derivative financial instruments recorded in the Consolidated Balance Sheets at September 30, 2022 and December 31, 2021. Changes in balances of derivative financial instruments are recorded as operating activities in the Consolidated Statements of Cash Flows:

	Location on Balance Sheet	Fair Value Assets / (Liabilities) (a)
		September 30, 2022	December 31, 2021
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other current assets	—	$721
	Other assets	15	86
	Other current liabilities	(15,015)	(2,061)
	Other non-current liabilities	(4,921)	(694)
Foreign currency option contracts	Other current assets	9	—
	Other assets	854	228
	Other current liabilities	(514)	—
	Other non-current liabilities	(2,695)	(270)
Interest rate swaps	Other assets	63,538	—
	Other non-current liabilities	—	(15,582)
Forward-starting interest rate swaps	Other assets	12,839	11,482

Total derivative contracts:
Other current assets		$9	$721
Other assets		77,246	11,796
Total derivative assets		$77,255	$12,517

Other current liabilities		($15,529)	($2,061)
Other non-current liabilities		(7,616)	(16,546)
Total derivative liabilities		($23,145)	($18,607)

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
The following table presents the carrying amount and estimated fair values of our financial instruments as of September 30, 2022 and December 31, 2021, using market information and what we believe to be appropriate valuation methodologies under GAAP:

	September 30, 2022			December 31, 2021
Asset (Liability) (a)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents, excluding Timber Funds	$260,931	$260,931	—	$358,680	$358,680	—
Cash and cash equivalents, Timber Funds	873	873	—	3,493	3,493	—
Restricted cash, Timber Funds (b)	1,464	1,464	—	6,341	6,341	—
Restricted cash, excluding Timber Funds (c)	16,252	16,252	—	625	625	—
Current maturities of long-term debt (d)	—	—	—	(124,965)	—	(125,288)
Long-term debt (d)	(1,257,756)	—	(1,177,851)	(1,242,819)	—	(1,245,148)
Interest rate swaps (e)	63,538	—	63,538	(15,582)	—	(15,582)
Forward-starting interest rate swaps (e)	12,839	—	12,839	11,482	—	11,482
Foreign currency exchange contracts (e)	(19,921)	—	(19,921)	(1,948)	—	(1,948)
Foreign currency option contracts (e)	(2,346)	—	(2,346)	(42)	—	(42)
Noncontrolling interests in the operating partnership (f)	96,243	96,243	—	133,823	133,823	—

(a)We did not have Level 3 assets or liabilities at September 30, 2022 and December 31, 2021.
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

9.    COMMITMENTS
At September 30, 2022, the future minimum payments under non-cancellable commitments were as follows:

	Environmental Remediation (a)	Development Projects (b)	Commitments (c)	Total
Remaining 2022	$517	$18,275	$4,748	$23,540
2023	3,844	6,397	13,358	23,599
2024	3,771	554	3,392	7,717
2025	1,008	267	111	1,386
2026	450	267	—	717
Thereafter	1,356	4,062	—	5,418
	$10,946	$29,822	$21,609	$62,377

(a)Environmental remediation represents our estimate of potential liability associated with environmental contamination and Natural Resource Damages (NRD) in Port Gamble, Washington. See Note 11 - Environmental and Natural Resource Damage Liabilities for additional information.
(b)Primarily consisting of payments expected to be made on our Wildlight and Heartwood development projects.
(c)Commitments include payments expected to be made on financial instruments (foreign exchange contracts) and other purchase obligations.

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

Changes in environmental and NRD liabilities from December 31, 2021 to September 30, 2022 are shown below:

Port Gamble, WA
Non-current portion at December 31, 2021	$10,110
Plus: Current portion	695
Total Balance at December 31, 2021	10,805
Expenditures charged to liabilities	(557)
Increase to liabilities	698
Total Balance at September 30, 2022	10,946
Less: Current portion	(623)
Non-current portion at September 30, 2022	$10,323

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

12.    GUARANTEES
We provide financial guarantees as required by creditors, insurance programs, and various governmental agencies.
As of September 30, 2022, the following financial guarantees were outstanding:

Financial Commitments (a)	Maximum Potential Payment
Standby letters of credit	$885
Surety bonds (b)	19,121
Total financial commitments	$20,006

(a)We have not recorded any liabilities for these financial commitments in our Consolidated Balance Sheets. The guarantees are not subject to measurement, as the guarantees are dependent on our own performance.
(b)Surety bonds are issued primarily to secure performance obligations related to various operational activities, to provide collateral for our Wildlight development project in Nassau County, Florida and in connection with completed sales from the Harbor Hill project in Gig Harbor, Washington. These surety bonds expire at various dates during 2022, 2023, 2024 and 2025 and are expected to be renewed as required.

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
Changes in higher and better use timberlands and real estate development investments from December 31, 2021 to September 30, 2022 are shown below:

	Higher and Better Use Timberlands and Real Estate Development Investments
	Land and Timber	Development Investments	Total
Non-current portion at December 31, 2021	$87,910	$18,968	$106,878
Plus: Current portion (a)	718	24,022	24,740
Total Balance at December 31, 2021	88,628	42,990	131,618
Non-cash cost of land and improved development	(712)	(10,989)	(11,701)
Amortization of parcel real estate development investments	—	(4,110)	(4,110)
Timber depletion from harvesting activities and basis of timber sold in real estate sales	(874)	—	(874)
Capitalized real estate development investments (b)	—	15,513	15,513
Capital expenditures (silviculture)	165	—	165
Intersegment transfers	5,717	—	5,717
Total Balance at September 30, 2022	92,924	43,404	136,328
Less: Current portion (a)	(1,726)	(18,618)	(20,344)
Non-current portion at September 30, 2022	$91,198	$24,786	$115,984

(a)The current portion of Higher and Better Use Timberlands and Real Estate Development Investments is recorded in Inventory. See Note 14 — Inventory for additional information.
(b)Capitalized real estate development investments include $0.6 million of capitalized interest and $4.6 million of parcel real estate development investments. Parcel real estate development investments represent investments made for specific lots and/or commercial parcels that are currently under contract or expected to be ready for market within a year.

14.    INVENTORY
As of September 30, 2022 and December 31, 2021, our inventory consisted entirely of finished goods, as follows:

	September 30, 2022	December 31, 2021
Finished goods inventory
Real estate inventory (a)	$20,344	$24,740
Log inventory	10,910	3,783
Total inventory	$31,254	$28,523

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

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

15.    OTHER OPERATING INCOME, NET
Other operating income, net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Loss) gain on foreign currency remeasurement, net of cash flow hedges	($1,158)	$1,379	($481)	$5,730
Gain on sale or disposal of property and equipment	9	—	40	93
Gain on investment in Timber Funds (a)	—	3,729	—	3,729
Log trading marketing fees	—	—	—	6
Equity income related to Bainbridge Landing LLC joint venture (b)	15,848	36	15,477	241
Miscellaneous expense, net	(118)	(74)	(638)	(325)
Total	$14,581	$5,070	$14,398	$9,474

(a)Gain on investment in Timber Funds represents the gain recognized on the sale of rights to manage two timber funds (Funds III and IV) previously managed by the Company’s Olympic Resources Management (ORM) subsidiary, as well as its co-investment stake in both funds.
(b)The three and nine months ended September 30, 2022 include $16.0 million equity income from the sale of a multi-family apartment complex in Bainbridge Island, Washington. As the equity investment was co-owned with outside investors, $4.5 million of the equity income was attributable to Rayonier. See Note 4 - Noncontrolling Interests for additional information.

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
We are not required to make mandatory 2022 pension contributions due to our plan’s improved funded status and have made no pension contribution payments during the nine months ended September 30, 2022.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The net pension and postretirement benefit (credits) costs that have been recorded are shown in the following table:

Components of Net Periodic Benefit (Credit) Cost	Income Statement Location	Pension		Postretirement
		Three Months Ended September 30,		Three Months Ended September 30,
		2022	2021	2022	2021
Service cost	Selling and general expenses	—	—	$2	$2
Interest cost	Interest and other miscellaneous income, net	609	557	13	11
Expected return on plan assets (a)	Interest and other miscellaneous income, net	(872)	(936)	—	—
Amortization of losses	Interest and other miscellaneous income, net	184	288	4	5
Net periodic benefit (credit) cost		($79)	($91)	$19	$18

Components of Net Periodic Benefit (Credit) Cost	Income Statement Location	Pension		Postretirement
		Nine Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Service cost	Selling and general expenses	—	—	$5	$6
Interest cost	Interest and other miscellaneous income, net	1,826	1,671	39	34
Expected return on plan assets (a)	Interest and other miscellaneous income, net	(2,615)	(2,809)	—	—
Amortization of losses	Interest and other miscellaneous income, net	553	865	11	15
Net periodic benefit (credit) cost		($236)	($273)	$55	$55

(a)The weighted-average expected long-term rate of return on plan assets used in computing 2022 net periodic benefit cost for pension benefits is 5.0%.

17.    INCOME TAXES

Rayonier is a REIT under the Internal Revenue Code and therefore generally does not pay U.S. federal or state income tax. As of September 30, 2022, Rayonier owns a 97.9% interest in the Operating Partnership and conducts substantially all of its timberland operations through the Operating Partnership. The taxable income or loss generated by the Operating Partnership is passed through and reported to its unit holders (including the Company) on a Schedule K-1 for inclusion in each unitholder’s income tax return.
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
PROVISION FOR INCOME TAXES
The Company’s tax expense is principally related to corporate-level tax in New Zealand and non-resident withholding tax on repatriation of earnings from New Zealand. The following table contains the income tax expense recognized on the Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income tax expense	($1,238)	($2,811)	($8,056)	($13,114)

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
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

ANNUAL EFFECTIVE TAX RATE
The Company’s effective tax rate after discrete items is below the 21.0% U.S. statutory rate due to tax benefits associated with being a REIT. The following table contains the Company’s annualized effective tax rate after discrete items:

	Nine Months Ended September 30,
	2022	2021
Annualized effective tax rate after discrete items	7.9%	6.4%

18.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in AOCI by component for the nine months ended September 30, 2022 and the year ended December 31, 2021. All amounts are presented net of tax and exclude portions attributable to noncontrolling interests.

	Foreign currency translation (loss) gains	Net investment hedges of New Zealand subsidiary	Cash flow hedges		Employee benefit plans		Total Rayonier, L.P.	Allocation to Operating Partnership	Total Rayonier Inc.
Balance as of December 31, 2020	$22,702	$1,321	($71,056)		($24,312)		($71,345)	($2,540)	($73,885)
Other comprehensive income (loss) before reclassifications	(18,487)	—	44,899	(a)	11,302		37,714	(1,080)	36,634
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	16,994		1,174	(b)	18,168	(521)	17,647
Net other comprehensive income (loss)	(18,487)	—	61,893		12,476		55,882	(1,601)	54,281
Balance as of December 31, 2021	$4,215	$1,321	($9,163)		($11,836)		($15,463)	($4,141)	($19,604)
Other comprehensive (loss) income before reclassifications	(52,770)	—	66,573	(a)	—		13,803	(378)	13,425
Amounts reclassified from accumulated other comprehensive income	—	—	3,115		564	(b)	3,679	901	4,580
Net other comprehensive income (loss)	(52,770)	—	69,688		564		17,482	523	18,005
Balance as of September 30, 2022	($48,555)	$1,321	$60,525		($11,272)		$2,019	($3,618)	($1,599)

(a)The nine months ended September 30, 2022 and the year ended December 31, 2021 include $76.4 million and $52.5 million, respectively, of other comprehensive income related to interest rate products. See Note 7 — Derivative Financial Instruments and Hedging Activities for additional information.
(b)This component of other comprehensive income (loss) is included in the computation of net periodic pension and post-retirement costs. See Note 16 — Employee Benefit Plans for additional information.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table presents details of the amounts reclassified in their entirety from AOCI to net income for the nine months ended September 30, 2022 and September 30, 2021:

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the Income Statement
	September 30, 2022	September 30, 2021
Realized (gain) loss on foreign currency exchange contracts	($2,598)	$2,322	Other operating income, net
Realized loss on foreign currency option contracts	—	1,177	Other operating income, net
Noncontrolling interests	598	(805)	Comprehensive income attributable to noncontrolling interests
Realized loss on interest rate contracts	4,555	11,935	Interest expense
Income tax effect from net gain (loss) on foreign currency contracts	560	(755)	Income tax expense
Net loss on cash flow hedges reclassified from accumulated other comprehensive income	$3,115	$13,874

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
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Consolidated Balance Sheets that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Restricted cash, excluding Timber Funds:
Restricted cash deposited with LKE intermediary	$15,627	—
Restricted cash held in escrow	625	625
Total restricted cash shown in the Consolidated Balance Sheets, excluding Timber Funds	16,252	625
Restricted cash shown in the Consolidated Balance Sheets, Timber Funds	1,464	49,209
Cash and cash equivalents	261,804	431,806
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$279,520	$481,640

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

20.    ASSETS HELD FOR SALE
Assets held for sale is composed of properties under contract and expected to be sold within 12 months that also meet the other relevant held-for-sale criteria in accordance with ASC 360-10-45-9. As of September 30, 2022 and December 31, 2021, the basis in properties meeting this classification was $2.4 million and $5.1 million, respectively. Since the basis in these properties was less than the fair value, including costs to sell, no impairment was recognized.

21.    RELATED PARTY
In January 2020, we entered into an agreement to sell developed lots to Mattamy Jacksonville LLC, a wholly owned subsidiary of Mattamy Homes, for an aggregate base purchase price of $4.45 million (subject to multiple takedowns over a 2 year period), plus additional consideration as to each lot to the extent the ultimate sales price of each finished home exceeds agreed price thresholds (the “Mattamy Contract”). In May 2021, we entered into an amendment to the original agreement for the sale of additional lots to Mattamy for an aggregate base purchase price of $1.0 million. The Mattamy contract also includes marketing fee revenue based on a percentage of the sales price of each finished home. As of September 30, 2022, all lots under contract have been sold to Mattamy, with only marketing fees remaining to be collected from third party homebuyers.
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
The following table demonstrates the impact, gross of tax, of our related party transactions on the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended:

		Three Months Ended September 30,		Nine Months Ended September 30,
Related Party Transaction	Location on Statement of Income and Comprehensive Income	2022	2021	2022	2021
Mattamy Contract	Sales (a)	$281	1,022	$794	2,510

(a)The three and nine months ended September 30, 2021 exclude approximately $0.2 million and $0.4 million, respectively, of cash received from Mattamy Jacksonville LLC under this agreement for the reimbursement of local impact fees.

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

OUR COMPANY
    We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive softwood timber growing regions in the United States and New Zealand. We invest in timberlands and actively manage them to provide current income and attractive long-term returns to our shareholders. We conduct our business through an umbrella partnership real estate investment trust (“UPREIT”) structure in which our assets are owned by our Operating Partnership and its subsidiaries. Rayonier manages the Operating Partnership as its sole general partner. Our revenues, operating income and cash flows are primarily derived from the following core business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate, and Trading. As of September 30, 2022, we owned or leased under long-term agreements approximately 2.7 million acres of timberlands located in the U.S. South (1.79 million acres), U.S. Pacific Northwest (486,000 acres) and New Zealand (417,000 gross acres or 297,000 net plantable acres).
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
During 2022, global log and lumber markets have experienced increased volatility due in part to Russia’s invasion of Ukraine and subsequent sanctions placed on Russia. While we do not expect our operations to be directly impacted by the conflict at this time, changes in global wood and commodity flows could impact the markets in which we operate.
As the current COVID-19 pandemic continues to evolve, the expected duration and extent of economic disruption resulting from the pandemic remain uncertain. Local, state and national governments continue to evaluate policies and restrictions in order to mitigate the spread of COVID-19. Government-mandated shutdowns or shelter-in-place orders in markets in which we operate could negatively impact our results. Further, prolonged periods of lower overall business activity as a result of COVID-19 could cause significant damage to the underlying economy, which would likely impact timber markets.

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
Our Real Estate segment is impacted by changes in interest and mortgage rates. Recent increases in the federal funds interest rate by the U.S. Federal Reserve and the corresponding impact on mortgage rates will likely impact the affordability of the properties we sell. As a result, we expect that demand for our rural and development real estate properties could moderate if interest rates remain elevated or increase further.
For additional information on market conditions impacting our business, see Results of Operations.

CRITICAL ACCOUNTING ESTIMATES
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

DISCUSSION OF TIMBER INVENTORY AND SUSTAINABLE YIELD
    See Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield in our 2021 Form 10-K.
OUR TIMBERLANDS
    Our timber operations are disaggregated into three geographically distinct segments: Southern Timber, Pacific Northwest Timber and New Zealand Timber. The following tables provide a breakdown of our timberland holdings as of September 30, 2022 and December 31, 2021:

(acres in 000s)	As of September 30, 2022			As of December 31, 2021
	Owned	Leased	Total	Owned	Leased	Total
Southern
Alabama	223	14	237	223	14	237
Arkansas	—	4	4	—	4	4
Florida	348	51	399	350	51	401
Georgia	618	64	682	619	64	683
Louisiana	139	—	139	140	—	140
Oklahoma	91	—	91	92	—	92
South Carolina	16	—	16	16	—	16
Texas	221	—	221	225	—	225
	1,656	133	1,789	1,665	133	1,798

Pacific Northwest
Oregon	61	—	61	61	—	61
Washington	421	4	425	425	4	429
	482	4	486	486	4	490

New Zealand (a)	187	230	417	187	232	419
Total	2,325	367	2,692	2,338	369	2,707

(a)Represents legal acres owned and leased by the New Zealand subsidiary, in which we own a 77% interest. As of September 30, 2022, legal acres in New Zealand consisted of 297,000 plantable acres and 120,000 non-productive acres.

The following tables detail activity for owned and leased acres in our timberland holdings by state from December 31, 2021 to September 30, 2022:

(acres in 000s)	Acres Owned
	December 31, 2021	Acquisitions	Sales	Other	September 30, 2022
Southern
Alabama	223	1	(1)	—	223
Florida	350	1	(3)	—	348
Georgia	619	—	(1)	—	618
Louisiana	140	—	(1)	—	139
Oklahoma	92	—	(1)	—	91
South Carolina	16	—	—	—	16
Texas	225	—	(4)	—	221
	1,665	2	(11)	—	1,656

Pacific Northwest
Oregon	61	—	—	—	61
Washington	425	—	(4)	—	421
	486	—	(4)	—	482

New Zealand (a)	187	—	—	—	187
Total	2,338	2	(15)	—	2,325

(a)Represents legal acres owned by the New Zealand subsidiary, in which we have a 77% interest.

(acres in 000s)	Acres Leased
	December 31, 2021	New Leases	Sold/Expired Leases (a)	Other	September 30, 2022
Southern
Alabama	14	—	—	—	14
Arkansas	4	—	—	—	4
Florida	51	—	—	—	51
Georgia	64	—	—	—	64
	133	—	—	—	133

Pacific Northwest
Washington (b)	4	—	—	—	4

New Zealand (c)	232	—	(2)	—	230
Total	369	—	(2)	—	367

(a)Includes acres previously under lease that have been harvested and activity for the relinquishment of leased acres.
(b)Primarily timber reservations acquired in the merger with Pope Resources.
(c)Represents legal acres leased by the New Zealand subsidiary, in which we have a 77% interest.

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS
The following table provides key financial information by segment and on a consolidated basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
Financial Information (in millions)	2022	2021	2022	2021
Sales
Southern Timber	$64.5	$44.8	$207.6	$145.8
Pacific Northwest Timber	34.4	31.5	119.8	108.4
New Zealand Timber	72.5	75.6	202.7	213.7
Timber Funds (a)	—	94.5	—	128.1
Real Estate
Improved Development	2.3	27.8	18.8	47.4
Unimproved Development	—	37.5	—	37.5
Rural	7.0	6.9	47.3	37.0
Timberland & Non-Strategic	—	—	11.4	—
Conservation Easement	—	—	—	3.9
Deferred Revenue/Other (b)	3.2	1.1	3.5	(3.4)
Large Dispositions	—	20.0	—	56.0
Total Real Estate	12.4	93.4	81.0	178.4
Trading	11.6	25.6	52.7	76.8
Intersegment Eliminations	(0.1)	(0.7)	(0.2)	(3.6)
Total Sales	$195.3	$364.7	$663.7	$847.6

Operating Income
Southern Timber	$22.5	$12.8	$76.9	$47.1
Pacific Northwest Timber	2.2	2.1	11.7	5.3
New Zealand Timber	9.3	13.3	22.7	48.0
Timber Funds (a)	—	41.3	—	44.8
Real Estate (b)(c)	15.7	60.6	37.0	112.8
Trading	0.2	—	0.1	0.6
Corporate and Other	(9.0)	(6.7)	(26.6)	(22.3)
Operating Income	40.9	123.3	121.7	236.2
Interest expense, interest income and other	(7.8)	(10.0)	(25.5)	(34.1)
Income tax expense	(1.2)	(2.8)	(8.1)	(13.1)
Net Income	31.9	110.5	88.1	189.0
Less: Net income attributable to noncontrolling interests in consolidated affiliates (d)	(10.8)	(32.5)	(12.4)	(40.8)
Net Income Attributable to Rayonier, L.P.	$21.1	$78.0	$75.7	$148.2
Less: Net income attributable to noncontrolling interests in the operating partnership	(0.5)	(2.2)	(1.7)	(4.3)
Net Income Attributable to Rayonier Inc.	$20.6	$75.8	$74.0	$143.9

Adjusted EBITDA (e)
Southern Timber	$36.6	$24.4	$123.7	$86.6
Pacific Northwest Timber	12.6	12.5	48.4	44.1
New Zealand Timber	15.6	19.9	40.8	68.7
Timber Funds	—	0.5	—	2.8
Real Estate	8.4	63.8	58.4	97.9
Trading	0.2	—	0.1	0.6
Corporate and Other	(8.6)	(6.4)	(25.7)	(21.4)
Total Adjusted EBITDA	$64.7	$114.6	$245.8	$279.4

(a)The three and nine months ended September 30, 2021 includes sales and operating income of $87.1 million and $36.0 million, respectively, from Fund II Timberland Dispositions.
(b)Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.
(c)The three and nine months ended September 30, 2022 includes $16.0 million of equity income related to the multi-family apartment complex sale in Bainbridge Island, Washington. The three and nine months ended September 30, 2021 includes $14.5 million and $44.8 million, respectively, from Large Dispositions.
(d)The three and nine months ended September 30, 2021 includes a $28.8 million gain from Fund II Timberland Dispositions.
(e)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended September 30,		Nine Months Ended September 30,
Southern Timber Overview	2022	2021	2022	2021
Sales Volume (in thousands of tons)
Pine Pulpwood	965	793	3,098	2,524
Pine Sawtimber	449	378	1,529	1,532
Total Pine Volume	1,414	1,171	4,627	4,056
Hardwood	85	14	291	109
Total Volume	1,499	1,185	4,918	4,165

% Delivered Volume (vs. Total Volume)	47%	47%	43%	40%
% Pine Sawtimber Volume (vs. Total Pine Volume)	32%	32%	33%	38%
% Export Volume (vs. Total Volume) (a)	2%	6%	2%	5%

Net Stumpage Pricing (dollars per ton)
Pine Pulpwood	$22.77	$19.14	$22.88	$18.25
Pine Sawtimber	33.31	28.06	34.40	27.62
Weighted Average Pine	$26.12	$22.02	$26.69	$21.79
Hardwood	20.59	10.94	24.33	14.64
Weighted Average Total	$25.80	$21.88	$26.55	$21.60

Summary Financial Data (in millions of dollars)
Timber Sales	$57.7	$39.3	$186.9	$127.2
Less: Cut and Haul	(17.3)	(10.6)	(50.5)	(30.9)
Less: Port and Freight	(1.6)	(2.7)	(5.7)	(6.4)
Net Stumpage Sales	$38.8	$25.9	$130.7	$90.0

Non-Timber Sales	6.8	5.5	20.7	18.6
Total Sales	$64.5	$44.8	$207.6	$145.8

Operating Income	$22.5	$12.8	$76.9	$47.1
(+) Depreciation, depletion and amortization	14.1	11.6	46.8	39.5
Adjusted EBITDA (b)	$36.6	$24.4	$123.7	$86.6

Other Data
Period-End Acres (in thousands)	1,789	1,739	1,789	1,739

(a)Estimated percentage of export volume, which includes volumes sold to third-party exporters in addition to direct exports through our log export program.
(b)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended September 30,		Nine Months Ended September 30,
Pacific Northwest Timber Overview	2022	2021	2022	2021
Sales Volume (in thousands of tons)
Pulpwood	59	66	214	216
Sawtimber	248	279	974	1,066
Total Volume	307	346	1,188	1,282

% Delivered Volume (vs. Total Volume)	100%	89%	90%	86%
% Sawtimber Volume (vs. Total Volume)	81%	81%	82%	83%
% Export Volume (vs. Total Volume) (a)	12%	20%	10%	16%

Delivered Log Pricing (in dollars per ton)
Pulpwood	$50.74	$31.34	$44.44	$29.86
Sawtimber	117.86	107.56	112.65	97.79
Weighted Average Log Price	$104.97	$92.67	$100.18	$86.08

Summary Financial Data (in millions of dollars)
Timber Sales	$32.6	$30.2	$115.6	$104.3
Less: Cut and Haul	(13.9)	(12.0)	(46.7)	(42.4)
Less: Port and Freight	(0.2)	—	(0.7)	—
Net Stumpage Sales	$18.5	$18.3	$68.3	$61.9

Non-Timber Sales	1.8	1.3	4.2	4.0
Total Sales	$34.4	$31.5	$119.8	$108.4

Operating Income	$2.2	$2.1	$11.7	$5.3
(+) Timber write-offs resulting from a casualty event (b)	1.1	—	1.1	—
(+) Depreciation, depletion and amortization	9.4	10.5	35.6	38.8
Adjusted EBITDA (c)	$12.6	$12.5	$48.4	$44.1

Other Data
Period-End Acres (in thousands)	486	490	486	490
Sawtimber (in dollars per MBF) (d)	$860	$803	$866	$758

(a)Estimated percentage of export volume, which includes volumes sold to third-party exporters in addition to direct exports through our log export program.
(b)Timber write-offs resulting from a casualty event include the write-off of merchantable and pre-merchantable timber volume destroyed by casualty events which cannot be salvaged.
(c)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.
(d)Delivered Sawtimber excluding chip-n-saw.

	Three Months Ended September 30,		Nine Months Ended September 30,
New Zealand Timber Overview	2022	2021	2022	2021
Sales Volume (in thousands of tons)
Domestic Pulpwood (Delivered)	103	114	302	324
Domestic Sawtimber (Delivered)	221	185	544	517
Export Pulpwood (Delivered)	38	43	129	146
Export Sawtimber (Delivered)	349	326	954	973
Total Volume	712	668	1,929	1,960

% Delivered Volume (vs. Total Volume)	100%	100%	100%	100%
% Sawtimber Volume (vs. Total Volume)	80%	76%	78%	76%
% Export Volume (vs. Total Volume) (a)	54%	55%	56%	57%

Delivered Log Pricing (in dollars per ton)
Domestic Pulpwood	$33.13	$43.35	$34.20	$42.29
Domestic Sawtimber	69.69	85.00	73.72	83.79
Export Sawtimber	123.07	149.68	130.71	140.89
Weighted Average Log Price	$92.76	$112.65	$98.92	$108.63

Summary Financial Data (in millions of dollars)
Timber Sales	$66.1	$75.3	$190.9	$212.9
Less: Cut and Haul	(25.8)	(23.3)	(71.6)	(69.3)
Less: Port and Freight	(23.1)	(26.6)	(69.8)	(61.7)
Net Stumpage Sales	$17.2	$25.4	$49.4	$81.8

Non-Timber Sales / Carbon Credits	6.4	0.2	11.9	0.8
Total Sales	$72.5	$75.6	$202.7	$213.7

Operating Income	$9.3	$13.3	$22.7	$48.0
(+) Depreciation, depletion and amortization	6.3	6.6	18.2	20.8
Adjusted EBITDA (b)	$15.6	$19.9	$40.8	$68.7

Other Data
New Zealand Dollar to U.S. Dollar Exchange Rate (c)	0.6223	0.7017	0.6479	0.7125
Net Plantable Period-End Acres (in thousands)	297	297	297	297
Export Sawtimber (in dollars per JAS m3)	$143.09	$174.03	$151.98	$163.81
Domestic Sawtimber (in $NZD per tonne)	$123.19	$133.26	$125.16	$129.35

(a)Percentage of export volume includes direct exports through our log export program.
(b)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.
(c)Represents the period-average rate.

	Three Months Ended September 30,		Nine Months Ended September 30,
Real Estate Overview	2022	2021	2022	2021
Sales (in millions of dollars)
Improved Development	$2.3	$27.8	$18.8	$47.4
Unimproved Development	—	37.5	—	37.5
Rural	7.0	6.9	47.3	37.0
Timberland & Non-Strategic	—	—	11.4	—
Conservation Easement	—	—	—	3.9
Deferred Revenue/Other (a)	3.2	1.1	3.5	(3.4)
Large Dispositions (b)	—	20.0	—	56.0
Total Sales	$12.4	$93.4	$81.0	$178.4

Acres Sold
Improved Development	19.0	479.0	95.9	768.8
Unimproved Development	—	359	—	359
Rural	1,809	3,260	11,194	13,379
Timberland & Non-Strategic	—	34	3,966	34
Large Dispositions (b)	—	8,088	—	16,622
Total Acres Sold	1,828	12,219	15,256	31,162

Gross Price per Acre (dollars per acre)
Improved Development	$121,106	$57,988	$196,311	$61,608
Unimproved Development	—	104,579	—	104,579
Rural	3,848	2,128	4,228	2,765
Timberland & Non-Strategic	—	1,297	2,874	1,297
Large Dispositions (b)	—	2,479	—	3,372
Weighted Average (Total) (c)	$5,064	$17,490	$5,084	$8,384
Weighted Average (Adjusted) (d)	$3,848	$12,179	$3,874	$5,413

Sales (Excluding Large Dispositions)	$12.4	$73.4	$81.0	$122.4

Operating Income	$15.7	$60.6	$37.0	$112.8
(+) Depreciation, depletion and amortization	1.0	1.8	12.7	7.1
(+) Non-cash cost of land and improved development	3.1	15.8	20.3	22.8
(–) Gain associated with the multi-family apartment complex sale attributable to NCI (e)	(11.5)	—	(11.5)	—
(–) Large Dispositions (b)	—	(14.5)	—	(44.8)
Adjusted EBITDA (f)	$8.4	$63.8	$58.4	$97.9

(a)Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.
(b)Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have a demonstrable premium relative to timberland value.
(c)Excludes Large Dispositions.
(d)Excludes Improved Development and Large Dispositions.
(e)Gain associated with the multi-family apartment complex sale attributable to NCI represents the gain recognized in connection with the sale of property by the Bainbridge Landing joint venture attributable to noncontrolling interests.
(f)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended September 30,		Nine Months Ended September 30,
Trading Overview	2022	2021	2022	2021
Sales Volume (in thousands of tons)
U.S.	11	1	54	1
NZ	84	176	361	560
Total Volume	95	177	415	561

Summary Financial Data (in millions of dollars)
Trading Sales	$11.2	$25.1	$51.5	$75.5
Non-Timber Sales	0.4	0.4	1.2	1.3
Total Sales	$11.6	$25.6	$52.7	$76.8

Operating Income	$0.2	—	$0.1	$0.6
Adjusted EBITDA (a)	$0.2	—	$0.1	$0.6

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended September 30,		Nine Months Ended September 30,
Capital Expenditures By Segment (in millions of dollars)	2022	2021	2022	2021
Timber Capital Expenditures
Southern Timber
Reforestation, silviculture and other capital expenditures	$5.4	$3.6	$11.5	$11.1
Property taxes	1.9	1.7	5.6	5.0
Lease payments	0.1	0.1	1.0	1.1
Allocated overhead	1.2	1.0	3.6	3.2
Subtotal Southern Timber	$8.6	$6.5	$21.7	$20.4
Pacific Northwest Timber
Reforestation, silviculture and other capital expenditures	2.3	2.0	7.5	6.4
Property taxes	0.3	0.3	0.8	0.8
Allocated overhead	1.3	1.1	4.0	3.5
Subtotal Pacific Northwest Timber	$3.9	$3.4	$12.3	$10.7
New Zealand Timber
Reforestation, silviculture and other capital expenditures	3.2	2.9	8.7	7.9
Property taxes	0.2	0.2	0.6	0.6
Lease payments	1.4	1.2	2.8	2.3
Allocated overhead	0.6	0.8	2.0	2.2
Subtotal New Zealand Timber	$5.4	$5.0	$14.0	$13.1
Total Timber Segments Capital Expenditures	$17.8	$14.9	$48.0	$44.2
Timber Funds (“Look-through”) (a)	—	0.1	—	0.4
Real Estate	0.1	—	0.2	0.1
Total Capital Expenditures	$17.9	$15.0	$48.2	$44.7

Timberland Acquisitions
Southern Timber	—	—	$3.2	$41.0
New Zealand Timber	—	—	—	10.9
Timberland Acquisitions	—	—	$3.2	$51.9

Real Estate Development Investments (b)	$4.9	$2.9	$10.9	$9.2

(a)The three and nine months ended September 30, 2021 exclude $0.3 million and $2.8 million, respectively, of capital expenditures attributable to noncontrolling interests in Timber Funds.
(b)Represents investments in master infrastructure or entitlements in our real estate development projects. Real Estate Development Investments are amortized as the underlying properties are sold and included in Non-Cash Cost of Land and Improved Development.

    The following tables summarize sales, operating income (loss) and Adjusted EBITDA variances for September 30, 2022 versus September 30, 2021 (millions of dollars):

Sales	Southern Timber		Pacific Northwest Timber		New Zealand Timber		Timber Funds		Real Estate		Trading	Intersegment Eliminations		Total
Three Months Ended September 30, 2021	$44.8		$31.5		$75.6		$94.5		$93.4		$25.6	($0.7)		$364.7
Volume	6.9		(2.0)		4.8		—		(38.4)		(11.7)	—		(40.4)
Price	5.8		1.9		(11.2)		—		(21.7)		(2.3)	—		(27.5)
Non-timber sales	1.3		0.5		6.0		—		—		—	—		7.8
Foreign exchange (a)	—		—		(2.4)		—		—		—	—		(2.4)
Other	5.7	(b)	2.5	(b)	(0.3)	(c)	(94.5)	(d)	(20.9)	(e)	—	0.6	(f)	(106.9)
Three Months Ended September 30, 2022	$64.5		$34.4		$72.5		—		$12.4		$11.6	($0.1)		$195.3

(a)    Net of currency hedging impact.
(b)    Includes variance due to stumpage versus delivered sales.
(c)    Includes variance due to domestic versus export sales.
(d)    Timber Funds segment was liquidated in 2021.
(e)    Includes $20.0 million of sales from a Large Disposition in Q3 2021, residential and commercial lease income, revenue true-ups and marketing fees related to Improved Development sales and deferred adjustments.
(f)    Includes a decrease in Intersegment eliminations related to timberland management fees paid to us by the timber funds and reported as sales within the Timber Funds segment.

Sales	Southern Timber		Pacific Northwest Timber		New Zealand Timber		Timber Funds		Real Estate		Trading	Intersegment Eliminations		Total
Nine Months Ended September 30, 2021	$145.8		$108.4		$213.7		$128.1		$178.4		$76.8	($3.6)		$847.6
Volume	16.3		(4.5)		(3.2)		—		5.8		(19.7)	—		(5.3)
Price	24.4		10.5		(33.8)		—		(48.4)		(4.3)	—		(51.6)
Non-timber sales	2.1		0.2		10.9		—		—		(0.1)	—		13.1
Foreign exchange (a)	—		—		(4.9)		—		—		—	—		(4.9)
Other	19.0	(b)	5.2	(b)	20.0	(c)	(128.1)	(d)	(54.8)	(e)	—	3.4	(f)	(135.2)
Nine Months Ended September 30, 2022	$207.6		$119.8		$202.7		—		$81.0		$52.7	($0.2)		$663.7

(a)    Net of currency hedging impact.
(b)    Includes variance due to stumpage versus delivered sales.
(c)    Includes variance due to domestic versus export sales.
(d)    Timber Funds segment was liquidated in 2021.
(e)    Includes $56.0 million of sales from a Large Disposition in addition to Conservation Easement sales in the nine months ended September 30, 2021, residential and commercial lease income, revenue true-ups and marketing fees related to Improved Development sales, conservation easement sales and deferred adjustments.
(f)    Includes a decrease in Intersegment eliminations related to timberland management fees paid to us by the timber funds and reported as sales within the Timber Funds segment.

Operating Income	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Corporate and Other	Total
Three Months Ended September 30, 2021	$12.8	$2.1	$13.3	$41.3	$60.6	—	($6.7)	$123.3
Volume	3.8	(0.7)	1.4	—	(28.9)	—	—	(24.4)
Price (a)	5.8	1.9	(11.2)	—	(21.7)	—	—	(25.2)
Cost	(1.7)	(0.5)	(0.3)	—	(1.5)	0.2	(2.3)	(6.1)
Non-timber income (b)	1.3	0.5	6.0	—	—	—	—	7.8
Foreign exchange (c)	—	—	0.2	—	—	—	—	0.2
Depreciation, depletion & amortization	0.5	—	(0.1)	—	—	—	—	0.4
Non-cash cost of land and improved development	—	—	—	—	3.8	—	—	3.8
Other (d)	—	(1.1)	—	(41.3)	3.4	—	—	(39.0)
Three Months Ended September 30, 2022	$22.5	$2.2	$9.3	—	$15.7	$0.2	($9.0)	$40.9

(a)For Timber segments, price reflects net stumpage realizations (i.e., net of cut and haul and shipping costs). For Real Estate, price is presented net of cash closing costs.
(b)For the New Zealand Timber segment, includes carbon credit sales.
(c)Net of currency hedging impact.
(d)Timber Funds segment was liquidated in 2021. Real Estate includes a Large Disposition in Q3 2021, gain associated with the multi-family apartment complex sale attributable to NCI, residential and commercial lease income, revenue true-ups and marketing fees related to Improved Development sales, equity income from joint venture entities and deferred adjustments. Pacific Northwest Timber segment includes $1.1 million in timber write-offs resulting from casualty events.

Operating Income	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Corporate and Other	Total
Nine Months Ended September 30, 2021	$47.1	$5.3	$48.0	$44.8	$112.8	$0.6	($22.3)	$236.2
Volume	9.1	(1.2)	(1.0)	—	4.2	—	—	11.1
Price (a)	24.4	10.5	(33.8)	—	(48.4)	—	—	(47.3)
Cost	(5.3)	(2.4)	(1.7)	—	(3.4)	(0.5)	(4.3)	(17.6)
Non-timber income (b)	1.9	0.2	10.9	—	—	—	—	13.0
Foreign exchange (c)	—	—	(0.2)	—	—	—	—	(0.2)
Depreciation, depletion & amortization	(0.3)	0.4	0.5	—	(5.3)	—	—	(4.7)
Non-cash cost of land and improved development	—	—	—	—	4.9	—	—	4.9
Other (d)	—	(1.1)	—	(44.8)	(27.8)	—	—	(73.8)
Nine Months Ended September 30, 2022	$76.9	$11.7	$22.7	—	$37.0	$0.1	($26.6)	$121.7

(a)For Timber segments, price reflects net stumpage realizations (i.e., net of cut and haul and shipping costs). For Real Estate, price is presented net of cash closing costs.
(b)For the New Zealand Timber segment, includes carbon credit sales.
(c)Net of currency hedging impact.
(d)Timber Funds segment was liquidated in 2021. Real Estate includes a Large Disposition in addition to Conservation Easement sales in the nine months ended September 30, 2021, a gain associated with the multi-family apartment complex sale attributable to NCI, residential and commercial lease income, revenue true-ups and marketing fees related to Improved Development sales, equity income from joint venture entities and deferred adjustments. Pacific Northwest Timber segment includes $1.1 million in timber write-offs resulting from casualty events.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Corporate and Other	Total
Three Months Ended September 30, 2021	$24.4	$12.5	$19.9	$0.5	$63.8	—	($6.4)	$114.6
Volume	6.8	(1.8)	1.7	—	(38.4)	—	—	(31.7)
Price (b)	5.8	1.9	(11.2)	—	(21.7)	—	—	(25.2)
Cost	(1.7)	(0.5)	(0.3)	—	(1.5)	0.2	(2.2)	(6.0)
Non-timber income (c)	1.3	0.5	6.0	—	—	—	—	7.8
Foreign exchange (d)	—	—	(0.5)	—	—	—	—	(0.5)
Other (e)	—	—	—	(0.5)	6.2	—	—	5.7
Three Months Ended September 30, 2022	$36.6	$12.6	$15.6	—	$8.4	$0.2	($8.6)	$64.7

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators below.
(b)For Timber segments, price reflects net stumpage realizations (i.e., net of cut and haul and shipping costs). For Real Estate, price is presented net of cash closing costs.
(c)For the New Zealand Timber segment, includes carbon credit sales.
(d)Net of currency hedging impact.
(e)Timber Funds segment was liquidated in 2021. Real Estate includes residential and commercial lease income, revenue true-ups and marketing fees related to Improved Development sales, equity income from joint venture entities and deferred adjustments.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Corporate and Other	Total
Nine Months Ended September 30, 2021	$86.6	$44.1	$68.7	$2.8	$97.9	$0.6	($21.4)	$279.4
Volume	16.1	(4.0)	(1.3)	—	5.8	—	—	16.6
Price (b)	24.4	10.5	(33.8)	—	(48.4)	—	—	(47.3)
Cost	(5.3)	(2.4)	(1.7)	—	(3.4)	(0.5)	(4.3)	(17.6)
Non-timber income (c)	1.9	0.2	10.9	—	—	—	—	13.0
Foreign exchange (d)	—	—	(2.0)	—	—	—	—	(2.0)
Other (e)	—	—	—	(2.8)	6.5	—	—	3.7
Nine Months Ended September 30, 2022	$123.7	$48.4	$40.8	—	$58.4	$0.1	($25.7)	$245.8

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

SOUTHERN TIMBER
    Third quarter sales of $64.5 million increased $19.7 million, or 44%, versus the prior year period. Harvest volumes increased 27% to 1.50 million tons versus 1.19 million tons in the prior year period, as more favorable weather conditions led to improved production. Average pine sawtimber stumpage prices increased 19% to $33.31 per ton versus $28.06 per ton in the prior year period, due to continued strong demand from sawmills as well as competition from pulp mills for chip-n-saw volume. Average pine pulpwood stumpage prices rose 19% to $22.77 per ton versus $19.14 per ton in the prior year period, driven by strong end-market demand and a favorable geographic mix. Overall, weighted-average stumpage prices (including hardwood) increased 18% to $25.80 per ton versus $21.88 per ton in the prior year period. Operating income of $22.5 million increased $9.7 million versus the prior year period due to higher net stumpage realizations ($5.8 million), higher volumes ($3.8 million), higher non-timber income ($1.3 million), and lower depletion rates ($0.5 million), partially offset by higher overhead and other costs ($1.7 million). Third quarter Adjusted EBITDA of $36.6 million was 50%, or $12.2 million, above the prior year period.

Year-to-date sales of $207.6 million increased $61.8 million, or 42%, versus the prior year period. Harvest volumes increased 18% to 4.92 million tons versus 4.17 million in the prior year period, due to strong demand and favorable logging conditions. Average pine sawtimber stumpage prices increased 25% to $34.40 per ton versus

$27.62 per ton in the prior year period, primarily due to strong demand from sawmills, as well as competition for chip-n-saw volume from pulp mills. Average pine pulpwood stumpage prices increased 25% to $22.88 per ton versus $18.25 per ton in the prior year period, driven by strong demand due to low mill inventories at the start of the year and favorable end-market demand. Overall, weighted-average stumpage prices (including hardwood) increased 23% to $26.55 per ton versus $21.60 per ton in the prior year period. Operating income of $76.9 million increased $29.8 million versus the prior year period due to higher net stumpage realizations ($24.4 million), higher volumes ($9.1 million) and higher non-timber income ($1.9 million), partially offset by higher costs ($5.3 million) and higher depletion rates ($0.3 million). Year-to-date Adjusted EBITDA of $123.7 million was 43%, or $37.1 million, above the prior year period.
PACIFIC NORTHWEST TIMBER
Third quarter sales of $34.4 million increased $2.9 million, or 9%, versus the prior year period, notwithstanding a decline in harvest volumes of 11% to 307,000 tons versus 346,000 tons in the prior year period. Average delivered sawtimber prices increased 10% to $117.86 per ton versus $107.56 per ton in the prior year period, driven by continued healthy demand from domestic lumber mills as well as a favorable species mix, as a higher proportion of Douglas-fir sawtimber was harvested in the current year quarter. Average delivered pulpwood prices increased 62% to $50.74 per ton versus $31.34 per ton in the prior year period, reflecting strong end-market demand coupled with supply constraints due to fewer residuals and increased competition for a limited supply of smaller-sized logs. Operating income of $2.2 million improved $0.1 million versus the prior year period due to higher net stumpage realizations ($1.9 million) and higher non-timber income ($0.5 million), partially offset by the write-off of timber basis due to a fire in Washington ($1.1 million), lower volumes ($0.7 million), and higher overhead and other costs ($0.5 million). Third quarter Adjusted EBITDA of $12.6 million was 1%, or $0.1 million, above the prior year period.

Year-to-date sales of $119.8 million increased $11.5 million, or 11%, versus the prior year period, notwithstanding a decline in harvest volumes of 7% to 1.19 million tons versus 1.28 million tons in the prior year period. Average delivered sawtimber prices increased 15% to $112.65 per ton versus $97.79 per ton in the prior year period due to strong domestic lumber demand and a favorable species mix in the current year period. Average delivered pulpwood prices increased 49% to $44.44 per ton versus $29.86 per ton in the prior year period, driven by strong end-market demand, the restart of previously idled pulp mill capacity, and the resumption of chip exports, which resulted in greater competition from pulp mills to secure supply. Operating income of $11.7 million improved $6.4 million versus the prior year period due to higher net stumpage realizations ($10.5 million), lower depletion rates ($0.4 million) and higher non-timber income ($0.2 million), partially offset by higher costs ($2.4 million), lower volumes ($1.2 million) and a write-off of timber basis as a result of a fire in Washington ($1.1 million). Year-to-date Adjusted EBITDA of $48.4 million was 10%, or $4.3 million, above the prior year period.

NEW ZEALAND TIMBER
    Third quarter sales of $72.5 million decreased $3.1 million, or 4%, versus the prior year period. Harvest volumes increased 7% to 712,000 tons versus 668,000 tons in the prior year period, due to an increase in harvest activity following a relatively light start to the year. Average delivered prices for export sawtimber decreased 18% to $123.07 per ton versus $149.68 per ton in the prior year period, driven by reduced demand from China due to COVID-related disruptions as well as a slowdown in construction activity. Average delivered prices for domestic sawtimber decreased 18% to $69.69 per ton versus $85.00 per ton in the prior year period. The decrease in domestic sawtimber prices (in U.S. dollar terms) was primarily driven by the decline in the NZ$/US$ exchange rate (US$0.62 per NZ$1.00 versus US$0.70 per NZ$1.00). Excluding the impact of foreign exchange rates, domestic sawtimber prices decreased 8% versus the prior year period, reflecting additional supply that was diverted into domestic markets due to export market headwinds. Operating income of $9.3 million decreased $4.0 million versus the prior year period due to lower net stumpage realizations ($11.2 million), higher costs ($0.3 million), and higher depletion rates ($0.1 million), partially offset by higher carbon credit sales ($6.0 million), higher volumes ($1.4 million), and favorable foreign exchange impacts ($0.2 million). Third quarter Adjusted EBITDA of $15.6 million was 22%, or $4.3 million, below the prior year period.

Year-to-date sales of $202.7 million decreased $11.0 million, or 5%, versus the prior year period. Harvest volumes decreased 2% to 1.9 million tons versus 2.0 million tons in the prior year period. Average delivered prices for export sawtimber decreased 7% to $130.71 per ton versus $140.89 per ton in the prior year period. The decrease in export sawtimber prices versus the prior year period was driven by reduced demand due to COVID-19 related disruptions in China and a steep decline in construction activity. Net stumpage realizations for export sawtimber were further pressured by higher port and freight costs over the prior year period, driven by elevated fuel prices as well as increased demurrage charges due to port congestion. Average delivered prices for domestic sawtimber decreased 12% to $73.72 per ton versus $83.79 per ton in the prior year period. The decrease in domestic sawtimber prices (in U.S. dollars terms) was driven primarily by the decline in the NZ$/US$ exchange rate (US$0.65 per NZ$1.00 versus US$0.71 per NZ$1.00). Excluding the impact of foreign exchange rates, domestic sawtimber prices decreased 3% versus the prior year period due to additional supply that was diverted into domestic markets in the current year period. Operating income of $22.7 million decreased $25.3 million versus the prior year period as a result of lower net stumpage realizations ($33.8 million), lower volumes ($1.0 million), higher costs ($1.7 million) and unfavorable foreign exchange impacts ($0.2 million), partially offset by higher carbon credit sales ($10.9 million) and lower depletion rates ($0.5 million). Year-to-date Adjusted EBITDA of $40.8 million was $27.9 million below the prior year period.
TIMBER FUNDS
During 2021, we sold the rights to manage Fund III and Fund IV, as well as our ownership interests in both funds, and we completed the liquidation of Fund II timberland assets. As such, we had no sales, operating income or Adjusted EBITDA in the current quarter or year-to-date period in the Timber Funds segment, as will be the case going forward.
The Timber Funds segment generated prior year third quarter sales of $94.5 million on harvest volumes of 61,000 tons, resulting in operating income of $41.3 million in the prior year period. The prior year quarter sales and operating income included $87.1 million and $36.0 million, respectively, from the Fund II Timberland Dispositions. The prior year quarter operating income also included a $3.7 million gain on investment in Timber Funds, which reflects the gain recognized on the sale of our investment in Timber Funds III and IV. Third quarter Adjusted EBITDA was $0.5 million in the prior year period.
The Timber Funds segment generated prior year year-to-date sales of $128.1 million on harvest volumes of 380,000 tons, resulting in operating income of $44.8 million in the prior year period. The prior year period sales and operating income included $87.1 million and $36.0 million, respectively, from the Fund II Timberland Dispositions. Year-to-date operating income also included a $3.7 million gain on investment in Timber Funds, which reflects the gain recognized on the sale of our investment in Timber Funds III and IV. Year-to-date Adjusted EBITDA was $2.8 million in the prior year period.
REAL ESTATE
Third quarter sales of $12.4 million decreased $80.9 million versus the prior year period, while operating income of $15.7 million decreased $44.9 million versus the prior year period. Third quarter operating income included an $11.5 million gain attributable to noncontrolling interests associated with the Bainbridge Island multi-family apartment complex sale.. The prior year third quarter sales and operating income included $20.0 million and $14.5 million, respectively, from a Large Disposition. Sales and operating income declined versus the prior year period due to a lower number of acres sold (1,828 acres sold versus 12,219 acres sold in the prior year period), and a decrease in weighted-average prices ($5,064 per acre versus $7,554 per acre in the prior year period).
Improved Development sales of $2.3 million included $0.8 million from the Wildlight development project north of Jacksonville, Florida and $1.5 million from the Heartwood development project south of Savannah, Georgia. Sales in Wildlight consisted of 13 residential lots ($65,000 per lot). Sales in Heartwood consisted of a 15-acre commercial parcel to be used for a healthcare campus for $1.0 million ($67,000 per acre) and 10 residential lots for $0.4 million ($44,000 per lot). This compares to prior year period Improved Development sales of $27.8 million, which included a significant sale in the Heartwood / Belfast Commerce Park.
There were no Unimproved Development sales in the third quarter. This compares to prior year period sales of $37.5 million, which consisted of a 359-acre sale in Kingston, Washington for $105,000 per acre.
Rural sales of $7.0 million consisted of 1,809 acres at an average price of $3,848 per acre. This compares to prior year period sales of $6.9 million, which consisted of 3,260 acres at an average price of $2,128 per acre.
Third quarter Adjusted EBITDA of $8.4 million was $55.4 million below the prior year period.
Year-to-date sales of $81.0 million decreased $97.4 million versus the prior year period, while operating income of $37.0 million decreased $75.9 million versus the prior year period. There were no Large Dispositions in the current year period, compared with year-to-date sales and operating income of $56.0 million and $44.8 million, respectively, from a Large Disposition in the prior year period. Sales decreased in the first nine months primarily due to lower volumes (15,256 acres sold versus 31,162 acres sold in the prior year period) and a decrease in weighted-average prices ($5,084 per acre versus $5,711 per acre in the prior year period). Year-to-date Adjusted EBITDA of $58.4 million decreased $39.5 million versus the prior year period.
TRADING
    Third quarter sales of $11.6 million decreased $14.0 million versus the prior year period, primarily due to lower volumes and prices. Sales volumes decreased 46% to 95,000 tons versus 177,000 tons in the prior year period, reflecting constrained export market demand. The Trading segment generated operating income of $0.2 million versus breakeven results in the prior year period. Third quarter Adjusted EBITDA of $0.2 million was above breakeven results in the prior year period.
Year-to-date sales of $52.7 million decreased $24.1 million versus the prior year period, primarily due to lower volumes, as well as lower prices. Sales volumes decreased 26% to 415,000 tons versus 561,000 tons in the prior year period. The Trading segment generated operating income of $0.1 million versus operating income of $0.6 million in the prior year period.
OTHER ITEMS
CORPORATE AND OTHER EXPENSE / ELIMINATIONS
    Third quarter corporate and other operating expenses of $9.0 million increased $2.2 million versus the prior year period, primarily due to higher compensation and benefits expenses ($1.4 million) and higher legal and other overhead expenses ($0.8 million).
Year-to-date corporate and other operating expenses of $26.6 million increased $4.3 million versus the prior year period, primarily due to higher compensation and benefits expenses ($2.7 million), higher legal costs ($0.4 million), higher insurance and community costs of ($0.4 million) and other overhead expenses ($0.8 million).
Compensation and benefits expenses were elevated in the year-to-date period due to the accelerated realization of equity compensation expense for retirement-eligible employees.
INTEREST EXPENSE
    Third quarter and year-to-date interest expense of $9.1 million and $26.5 million, respectively, decreased $2.2 million and $7.8 million versus the prior year period. Third quarter and year-to-date interest expense benefited from lower average outstanding debt and a lower weighted-average interest rate as compared to the prior year period. Additionally, the prior year-to-date period included a $2.2 million loss from the termination of a cash flow hedge.
INCOME TAX EXPENSE
    Third quarter and year-to-date income tax expense of $1.2 million and $8.1 million, respectively, decreased $1.6 million and $5.1 million versus the prior year period. The New Zealand subsidiary is the primary driver of income tax expense.
OUTLOOK
In our Southern Timber segment, we expect continued strong demand trends across our localized markets. In our Pacific Northwest Timber segment, we expect continued strong pricing for both pulpwood and sawtimber, albeit partially offset by ongoing cost pressures. In our New Zealand Timber segment, we expect lower harvest volumes for the remainder of the year due to ongoing export market headwinds as demand from China remains constrained. In our Real Estate segment, we now anticipate that a few transactions will be deferred into early 2023, and that demand for certain rural properties will likely moderate with the recent increase in interest rates.

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

SUMMARY OF LIQUIDITY AND FINANCING COMMITMENTS

	September 30,	December 31,
(millions of dollars)	2022	2021
Cash and cash equivalents (excluding Timber Funds)	$260.9	$358.7
Total debt (a)	1,265.6	1,376.1
Noncontrolling interests in the operating partnership	96.2	133.8
Shareholders’ equity	1,824.7	1,815.6
Total capitalization (total debt plus permanent and temporary equity)	3,186.5	3,325.5
Debt to capital ratio	40%	41%
Net debt to enterprise value (b)(c)	18%	14%

(a)Total debt as of September 30, 2022 and December 31, 2021 reflects principal on long-term debt, gross of deferred financing costs and unamortized discounts.
(b)Net debt is calculated as total debt less cash and cash equivalents.
(c)Enterprise value based on market capitalization (including Rayonier, L.P. “OP” units) plus net debt based on Rayonier’s share price of $29.97 and $40.36 as of September 30, 2022 and December 31, 2021, respectively.

AT-THE-MARKET (“ATM”) EQUITY OFFERING PROGRAM
On September 10, 2020, we entered into a distribution agreement with a group of sales agents through which we may sell common shares, from time to time, having an aggregate sales price of up to $300 million. As of September 30, 2022, $1.0 million remains available for issuance under the program.
The following table outlines common share issuances pursuant to our ATM program (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shares of common stock issued under the ATM program	—	1,390,968	726,248	4,698,241
Average price per share sold under the ATM program	—	$37.26	$41.46	$36.11
Gross proceeds from common shares issued under the ATM program	—	$51.8	$30.1	$169.6

CASH FLOWS
The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2022 and 2021:

(millions of dollars)	2022	2021
Cash provided by (used for):
Operating activities	$209.9	$277.4
Investing activities	(55.9)	69.3
Financing activities	(237.6)	47.7
CASH PROVIDED BY OPERATING ACTIVITIES
    Cash provided by operating activities decreased $67.6 million from the prior year period primarily due to lower operating results.
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES
    Cash used for investing activities of $55.9 million compares to cash provided by investing activities $69.3 million of in the prior year period. This is primarily due to prior year net proceeds from Fund II timberland dispositions ($85.2 million), Large Dispositions ($54.7 million), and the sale of Timber Funds III and IV ($31.1 million), as well as higher real estate development investments ($1.8 million), higher capital expenditures ($0.7 million) and other investing activities ($0.5 million), partially offset due to lower timberland acquisitions ($48.7 million).
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES
    Cash used for financing activities of $237.6 million compares to cash provided by financing activities of $47.7 million in the prior year period. This is primarily due to lower net borrowings ($151.4 million), lower net proceeds from the issuance of common shares under the ATM equity offering program ($134.7 million), higher dividends paid on common shares ($9.4 million), higher share repurchases ($2.6 million) and lower proceeds from the issuance of common shares under the Company’s incentive stock plan ($2.1 million), partially offset by a make-whole payment fees on the prepayment of NWFCS debt ($6.2 million) in the prior period, lower distributions to consolidated affiliates ($3.1 million), lower debt issuance costs of ($4.8 million) and lower distributions to noncontrolling interests in the operating partnership ($0.6 million).

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
Significant long-term uses of cash include the following (in millions):

Future uses of cash (in millions)	Total	Payments Due by Period
		2022	2023-2024	2025-2026	Thereafter
Long-term debt (a)	$1,265.6	—	—	$242.6	$1,023.0
Interest payments on long-term debt (b)	291.4	14.9	94.6	87.4	94.5
Operating leases — timberland (c)	175.1	3.7	14.7	13.0	143.7
Operating leases — PP&E, offices (c)	6.9	0.4	2.1	1.1	3.3
Commitments — development projects (d)	29.8	18.3	6.9	0.5	4.1
Commitments — derivatives (e)	20.0	4.6	15.4	—	—
Commitments — environmental remediation (f)	11.0	0.5	7.6	1.5	1.4
Commitments — other (g)	1.7	0.2	1.4	0.1	—
Total	$1,801.5	$42.6	$142.7	$346.2	$1,270.0

(a)The book value of long-term debt, net of deferred financing costs and unamortized discounts, is currently recorded at $1,257.8 million on our Consolidated Balance Sheets, but upon maturity the liability will be $1,265.6 million. See Note 6 - Debt for additional information.
(b)Projected interest payments for variable-rate debt were calculated based on outstanding principal amounts and interest rates as of September 30, 2022.
(c)Excludes anticipated renewal options.
(d)Commitments — developmental projects primarily consists of payments expected to be made on our Wildlight and Heartwood projects.
(e)Commitments — derivatives represent payments expected to be made on derivative financial instruments (foreign exchange contracts). See Note 7 — Derivative Financial Instruments and Hedging Activities for additional information.
(f)Commitments — environmental remediation represents our estimate of potential liability associated with environmental contamination and Natural Resource Damages in Port Gamble, Washington. See Note 11 - Environmental and Natural Resource Damage Liabilities for additional information.
(g)Commitments — other includes other purchase obligations.

We expect to fund future uses of cash with a combination of existing cash balances, cash generated by operating activities, the remaining issuances available under the Company’s ATM Program, Large Dispositions and the use of our revolving credit facilities. We believe we have sufficient sources of funding to meet our business requirements for the next 12 months and in the longer term.

EXPECTED 2022 EXPENDITURES
Capital expenditures in 2022 are expected to be between $78 million and $82 million, excluding any strategic timberland acquisitions we may make. Capital expenditures are expected to primarily consist of seedling planting, fertilization and other silvicultural activities, property taxes, lease payments, allocated overhead and other capitalized costs. Aside from capital expenditures, we may also acquire timberland as we actively evaluate acquisition opportunities.
We anticipate real estate development investments in 2022 to be between $19 million and $21 million, net of reimbursements from community development bonds. Expected real estate development investments are primarily related to Wildlight, our mixed-use community development project located north of Jacksonville, Florida and Heartwood, our mixed-use development project located in Richmond Hill just south of Savannah, Georgia.
Our 2022 dividend payments on Rayonier Inc. common shares and distributions to Rayonier, L.P. unitholders are expected to be approximately $165 million and $3.7 million, respectively, assuming no change in the quarterly dividend rate of $0.285 per share or partnership unit, or material changes in the number of shares or partnership units outstanding.
Future share repurchases, if any, will depend on the Company’s liquidity and cash flow, as well as general market conditions and other considerations including capital allocation priorities.
We have no mandatory pension contribution requirements in the current year.
Full-year 2022 cash tax payments are expected to be approximately $15.0 million, primarily related to the New Zealand subsidiary. First quarter cash tax payments were elevated due to the required timing of tax payments for our New Zealand subsidiary following the full utilization of its net operating losses.
OFF-BALANCE SHEET ARRANGEMENTS
We utilize off-balance sheet arrangements to provide credit support for certain suppliers and vendors in case of their default on critical obligations, and collateral for outstanding claims under our previous workers’ compensation self-insurance programs. These arrangements consist of standby letters of credit and surety bonds. As part of our ongoing operations, we also periodically issue guarantees to third parties. Off-balance sheet arrangements are not considered a source of liquidity or capital resources and do not expose us to material risks or material unfavorable financial impacts. See Note 12 — Guarantees for details on the letters of credit and surety bonds as of September 30, 2022.
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

The summarized balance sheet information for the consolidated obligor group of debt issued by Rayonier, L.P. for the nine months ended September 30, 2022 and year ended December 31, 2021 are provided in the table below:

(in millions)	September 30, 2022	December 31, 2021
Current assets	$254.9	$335.8
Non-current assets	127.7	54.6
Current liabilities	21.1	146.0
Non-current liabilities	1,801.1	1,821.7
Due to non-guarantors	566.6	570.4
The summarized results of operations information for the consolidated obligor group of debt issued by Rayonier, L.P. for the nine months ended September 30, 2022 and year ended December 31, 2021 are provided in the table below:

(in millions)	September 30, 2022	December 31, 2021
Cost and expenses	($21.6)	($27.5)
Operating loss	(21.6)	(27.3)
Net loss	(41.7)	(69.7)
Revenue from non-guarantors	663.7	1,109.4

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
Management uses Adjusted EBITDA as a performance measure. Adjusted EBITDA is a non-GAAP measure that management uses to make strategic decisions about the business and that investors can use to evaluate the operational performance of the assets under management. It excludes specific items that management believes are not indicative of the Company’s ongoing operating results. We define Adjusted EBITDA as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of land and improved development, non-operating income and expense, operating income attributable to noncontrolling interests in Timber Funds, gain associated with multi-family apartment complex sale attributable to noncontrolling interests, the gain on the investment in Timber Funds, Fund II Timberland Dispositions, timber write-offs resulting from a casualty event and Large Dispositions.

We reconcile Adjusted EBITDA to Net Income for the consolidated Company and to Operating Income for the segments, as those are the most comparable GAAP measures for each. The following table provides a reconciliation of Net Income to Adjusted EBITDA for the respective periods (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net Income to Adjusted EBITDA Reconciliation
Net Income	$31.9	$110.5	$88.1	$189.0
Operating income attributable to NCI in Timber Funds	—	(30.5)	—	(33.3)
Interest, net attributable to NCI in Timber Funds	—	0.1	—	0.3
Net Income (Excluding NCI in Timber Funds)	31.9	80.1	88.1	156.0
Interest, net and miscellaneous income attributable to Rayonier	7.9	11.1	25.0	33.8
Income tax expense attributable to Rayonier	1.2	2.8	8.1	13.1
Depreciation, depletion and amortization attributable to Rayonier	31.1	31.5	114.2	109.3
Non-cash cost of land and improved development	3.1	15.8	20.3	22.8
Gain associated with the multi-family apartment complex sale attributable to NCI (a)	(11.5)	—	(11.5)	—
Timber write-offs resulting from a casualty event attributable to Rayonier (b)	1.1	—	1.1	—
Non-operating (income)/ expense	(0.1)	(1.2)	0.5	—
Gain on investment in Timber Funds (c)	—	(3.7)	—	(3.7)
Fund II Timberland Dispositions attributable to Rayonier (d)	—	(7.2)	—	(7.2)
Large Dispositions (e)	—	(14.5)	—	(44.8)
Adjusted EBITDA	$64.7	$114.6	$245.8	$279.4

(a)Gain associated with the multi-family apartment complex sale attributable to NCI represents the gain recognized in connection with the sale of property by the Bainbridge Landing joint venture attributable to noncontrolling interests.
(b)Timber write-offs resulting from a casualty event include the write-off of merchantable and pre-merchantable timber volume destroyed by casualty events which cannot be salvaged.
(c)Gain on investment in Timber Funds represents the gain recognized on the sale of rights to manage two timber funds (Funds III and IV) previously managed by the Company’s Olympic Resources Management (ORM) subsidiary, as well as its co-investment stake in both funds.
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

The following tables provide a reconciliation of Operating Income by segment to Adjusted EBITDA by segment for the respective periods (in millions of dollars):

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Corporate and Other	Total
September 30, 2022
Operating income	$22.5	$2.2	$9.3	—	$15.7	$0.2	($9.0)	$40.9
Gain associated with the multi-family apartment complex sale attributable to NCI (a)	—	—	—	—	(11.5)	—	—	(11.5)
Timber write-offs resulting from a casualty event attributable to Rayonier (b)	—	1.1	—	—	—	—	—	1.1
Depreciation, depletion and amortization	14.1	9.4	6.3	—	1.0	—	0.3	31.1
Non-cash cost of land and improved development	—	—	—	—	3.1	—	—	3.1
Adjusted EBITDA	$36.6	$12.6	$15.6	—	$8.4	$0.2	($8.6)	$64.7

September 30, 2021
Operating income	$12.8	$2.1	$13.3	$41.3	$60.6	—	($6.7)	$123.3
Gain on investment in Timber Funds (c)	—	—	—	(3.7)	—	—	—	(3.7)
Fund II Timberland Dispositions attributable to Rayonier (d)	—	—	—	(7.2)	—	—	—	(7.2)
Operating income attributable to NCI in Timber Funds	—	—	—	(30.5)	—	—	—	(30.5)
Depreciation, depletion and amortization	11.6	10.5	6.6	0.7	1.8	—	0.3	31.5
Non-cash cost of land and improved development	—	—	—	—	15.8	—	—	15.8
Large Dispositions (e)	—	—	—	—	(14.5)	—	—	(14.5)
Adjusted EBITDA	$24.4	$12.5	$19.9	$0.5	$63.8	—	($6.4)	$114.6

(a)Gain associated with the apartment complex sale attributable to NCI represents the gain recognized in connection with the sale of property by the Bainbridge Landing joint venture attributable to noncontrolling interests.
(b)Timber write-offs resulting from a casualty event include the write-off of merchantable and pre-merchantable timber volume destroyed by casualty events which cannot be salvaged.
(c)Gain on investment in Timber Funds represents the gain recognized on the sale of rights to manage two timber funds (Funds III and IV) previously managed by the Company’s Olympic Resources Management (ORM) subsidiary, as well as its co-investment stake in both funds.
(d)Fund II Timberland Dispositions represent the disposition of Fund II Timberland assets, which we managed and owned a co-investment stake in.
(e)Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have a demonstrable premium relative to timberland value.

Nine Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Corporate and Other	Total
September 30, 2022
Operating income	$76.9	$11.7	$22.7	—	$37.0	$0.1	($26.6)	$121.7
Gain associated with the apartment complex sale attributable to NCI (a)	—	—	—	—	(11.5)	—	—	(11.5)
Timber write-offs resulting from casualty event attributable to Rayonier (b)	—	1.1	—	—	—	—	—	1.1
Depreciation, depletion and amortization	46.8	35.6	18.2	—	12.7	—	0.9	114.2
Non-cash cost of land and improved development	—	—	—	—	20.3	—	—	20.3
Adjusted EBITDA	$123.7	$48.4	$40.8	—	$58.4	$0.1	($25.7)	$245.8

September 30, 2021
Operating income	$47.1	$5.3	$48.0	$44.8	$112.8	$0.6	($22.3)	$236.2
Gain on investment in Timber Funds (c)	—	—	—	(3.7)	—	—	—	(3.7)
Fund II Timberland Dispositions attributable to Rayonier (d)	—	—	—	(7.2)	—	—	—	(7.2)
Operating income attributable to NCI in Timber Funds	—	—	—	(33.3)	—	—	—	(33.3)
Depreciation, depletion and amortization	39.5	38.8	20.8	2.2	7.1	—	0.9	109.3
Non-cash cost of land and improved development	—	—	—	—	22.8	—	—	22.8
Large Dispositions (e)	—	—	—	—	(44.8)	—	—	(44.8)
Adjusted EBITDA	$86.6	$44.1	$68.7	$2.8	$97.9	$0.6	($21.4)	$279.4

(a)Gain associated with the multi-family apartment complex sale attributable to NCI represents the gain recognized in connection with the sale of property by the Bainbridge Landing joint venture attributable to noncontrolling interests.
(b)Timber write-offs resulting from a casualty event include the write-off of merchantable and pre-merchantable timber volume destroyed by casualty events which cannot be salvaged.
(c)Gain on investment in Timber Funds represents the gain recognized on the sale of rights to manage two timber funds (Funds III and IV) previously managed by the Company’s Olympic Resources Management (ORM) subsidiary, as well as its co-investment stake in both funds.
(d)Fund II Timberland Dispositions represent the disposition of Fund II Timberland assets, which we managed and owned a co-investment stake in.
(e)Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have a demonstrable premium relative to timberland value.

The following table provides a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Nine Months Ended September 30,
	2022	2021
Cash provided by operating activities	$209.9	$277.4
Capital expenditures (a)	(48.2)	(47.5)
CAD attributable to NCI in Timber Funds	—	(12.5)
Working capital and other balance sheet changes	(2.9)	(13.5)
CAD	$158.8	$203.9
Mandatory debt repayments	—	(325.0)
CAD after mandatory debt repayments	$158.8	($121.1)

Cash (used for) provided by investing activities	($55.9)	$69.3
Cash (used for) provided by financing activities	($237.6)	$47.7

(a)    Capital expenditures exclude timberland acquisitions of $3.2 million and $51.9 million during the nine months ended September 30, 2022 and September 30, 2021, respectively.
The following table provides supplemental cash flow data (in millions of dollars):

	Nine Months Ended September 30,
	2022	2021
Purchase of timberlands	($3.2)	($51.9)
Real Estate Development Investments	(10.9)	(9.2)
Distributions to noncontrolling interests in consolidated affiliates	(16.5)	(19.6)
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
Interest Rate Risk
    We are exposed to interest rate risk through our variable rate debt, primarily due to changes in LIBOR. However, we use interest rate swaps to manage our exposure to interest rate movements on our term credit agreements by swapping existing and anticipated future borrowings from floating rates to fixed rates. As of September 30, 2022, we had $750 million of U.S. variable rate debt outstanding on our term credit agreements.
The notional amount of outstanding interest rate swap contracts with respect to our term credit agreements at September 30, 2022 was $750 million. The Term Credit Agreement matures in April 2028, with the associated interest rate swaps maturing in August 2024. We have entered into forward starting interest rate swaps to cover $150 million of the Term Credit Agreement through the extended maturity date. The Incremental Term Loan Agreement and associated interest rate swaps mature in May 2026, and the 2021 Incremental Term Loan Facility and associated interest rate swaps mature in June 2029. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in no corresponding increase/decrease in interest payments and expense over a 12-month period.
    The fair market value of our fixed interest rate debt is also subject to interest rate risk. The estimated fair value of our fixed rate debt at September 30, 2022 was $427.9 million compared to the $515.6 million principal amount. We use interest rates of debt with similar terms and maturities to estimate the fair value of our debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at September 30, 2022 would result in a corresponding decrease/increase in the fair value of our fixed rate debt of approximately $28 million and $30 million, respectively.
    We estimate the periodic effective interest rate on our U.S. long-term fixed and variable rate debt to be approximately 2.6% after consideration of interest rate swaps and estimated patronage refunds, excluding unused commitment fees on the revolving credit facility.

    The following table summarizes our outstanding debt, interest rate swaps and average interest rates, by year of expected maturity and their fair values at September 30, 2022:

(Dollars in thousands)	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Variable rate debt:
Principal amounts	—	—	—	—	$200,000	$550,000	$750,000	$750,000
Average interest rate (a)(b)	—	—	—	—	4.21%	4.19%	4.20%
Fixed rate debt:
Principal amounts	—	—	—	$19,691	$22,973	$472,973	$515,636	$427,851
Average interest rate (b)	—	—	—	2.95%	3.64%	2.93%	2.96%
Interest rate swaps:
Notional amount	—	—	$350,000	—	$200,000	$200,000	$750,000	$63,538
Average pay rate (b)	—	—	2.28%	—	1.60%	0.77%	1.69%
Average receive rate (b)	—	—	2.66%	—	2.56%	2.56%	2.61%
Forward-starting interest rate swaps
Notional amount	—	—	—	—	—	$150,000	$150,000	$12,839
Average pay rate (b)	—	—	—	—	—	0.83%	0.83%
Average receive rate (b)	—	—	—	—	—	3.14%	3.14%

(a)    Excludes estimated patronage refunds.
(b)    Interest rates as of September 30, 2022.

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
Foreign Exchange Exposure
    At September 30, 2022, the New Zealand subsidiary had foreign currency exchange contracts with a notional amount of $145.0 million and foreign currency option contracts with a notional amount of $66.0 million outstanding related to foreign export sales. The amount hedged represents a portion of forecasted U.S. dollar denominated export timber and log trading sales proceeds over the next 36 months and next 2 months, respectively.
    The following table summarizes our outstanding foreign currency exchange rate risk contracts at September 30, 2022:

(Dollars in thousands)	0-1 months	1-2 months	2-3 months	3-6 months	6-12 months	12-18 months	18-24 months	24-36 months	Total	Fair Value
Foreign exchange contracts to sell U.S. dollar for New Zealand dollar
Notional amount	$11,000	$9,500	$8,000	$25,000	$43,500	$28,000	$19,000	$1,000	$145,000	($19,921)
Average contract rate	1.4821	1.4734	1.4512	1.4617	1.4868	1.5229	1.6198	1.7759	1.5057

Foreign currency option contracts to sell U.S. dollar for New Zealand dollar
Notional amount	—	—	—	—	$8,000	$12,000	$8,000	$38,000	$66,000	($2,346)
Average strike price	—	—	—	—	1.4808	1.5368	1.6383	1.6588	1.6125

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
Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of September 30, 2022.
In the quarter ended September 30, 2022, based upon the evaluation required by Rule 13a-15(d) under the Exchange Act, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

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
Based on an evaluation of the Operating Partnership’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, management, including Rayonier’s Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of September 30, 2022.
In the quarter ended September 30, 2022, based upon the evaluation required by Rule 13a-15(d) under the Exchange Act, there were no changes in internal controls over financial reporting that would materially affect or are reasonably likely to materially affect internal controls over financial reporting.

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

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Rayonier Inc.
REGISTERED SALES OF EQUITY SECURITIES

From time to time, the Company may issue its common shares in exchange for units in the Operating Partnership. Such shares are issued based on an exchange ratio of one common share for each unit in the Operating Partnership. During the quarter ended September 30, 2022, the Company issued 100,902 common shares in exchange for an equal number of units in the Operating Partnership pursuant to the agreement of the Operating Partnership.
ISSUER PURCHASES OF EQUITY SECURITIES

In February 2016, the Board of Directors approved the repurchase of up to $100 million of Rayonier’s common shares (the “share repurchase program”) to be made at management’s discretion. The program has no time limit and may be suspended or discontinued at any time. There were no shares repurchased under this program in the third quarter of 2022. As of September 30, 2022, there was $87.7 million, or approximately 2,927,209 shares based on the period-end closing stock price of $29.97, remaining under this program.
The following table provides information regarding our purchases of Rayonier common shares during the quarter ended September 30, 2022:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (c)
July 1 to July 31	38	$37.80	—	2,323,932
August 1 to August 31	128	37.77	—	2,469,832
September 1 to September 30	403	35.12	—	2,927,209
Total	569		—

(a)Includes 569 shares of the Company’s common shares purchased in July, August and September from current and former employees in non-open market transactions. The shares were sold by current and former employees of the Company in exchange for cash that was used to pay withholding taxes associated with the vesting of share-based awards under the Company’s Incentive Stock Plan. The price per share surrendered is based on the closing price of the Company’s common shares on the respective vesting dates of the awards.
(b)Purchases made in open-market transactions under the $100 million share repurchase program announced on February 10, 2016.
(c)Maximum number of shares authorized to be purchased under the share repurchase program at the end of July, August and September are based on month-end closing stock prices of $37.75, $35.52 and $29.97, respectively.

Rayonier, L.P.
UNREGISTERED SALES OF EQUITY SECURITIES

There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended September 30, 2022.
ISSUER PURCHASES OF EQUITY SECURITIES

Pursuant to the Operating Partnership’s limited partnership agreement, limited partners have the right to redeem their units in the Operating Partnership for cash, or at our election, shares of Rayonier Common Stock on a one-for-one basis. During the quarter ended September 30, 2022, 100,902 units in the Operating Partnership held by limited partners were redeemed in exchange for shares of Rayonier Common Stock.

Item 6.    EXHIBITS

10.1	2022 Performance Share Award Program*	Filed herewith
22.1	List of Guarantor Subsidiaries	Incorporated by reference to Exhibit 22.1 to the Registrant’s June 30, 2022 Form 10-Q
31.1	Rayonier Inc. - Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Rayonier Inc. - Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.3	Rayonier, L.P. - Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.4	Rayonier, L.P. - Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Rayonier Inc. - Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Rayonier, L.P. - Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following financial information from Rayonier Inc. and Rayonier, L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended September 30, 2022 and 2021 of Rayonier Inc.; (ii) the Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 of Rayonier Inc.; (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2022 and 2021 of Rayonier Inc.; (iv) the Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021 of Rayonier Inc.; (v) the Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended September 30, 2022 and 2021 of Rayonier, L.P.; (vi) the Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 of Rayonier, L.P.; (vii) the Consolidated Statements of Changes in Capital for the Nine Months Ended September 30, 2022 and 2021 of Rayonier, L.P.; (viii) the Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021 of Rayonier, L.P.; and (ix) the Notes to Consolidated Financial Statements of Rayonier Inc. and Rayonier, L.P.
Filed herewith
104	The cover page from the Company’s Quarterly Report on Form 10-Q from the quarter ended September 30, 2022, formatted in Inline XBRL (included as Exhibit 101).	Filed herewith

* Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER INC.

By:	/s/ APRIL TICE
April Tice Vice President and Chief Accounting Officer (Duly Authorized Officer, Principal Accounting Officer)
Date: November 4, 2022

RAYONIER, L.P.

By: RAYONIER INC., its sole general partner

By:	/s/ APRIL TICE
April Tice Vice President and Chief Accounting Officer (Duly Authorized Officer, Principal Accounting Officer)
Date: November 4, 2022