Form 10-K
period 2022-12-31
RAYONIER INC; Rayonier, L.P.
filed 2023-02-24
CIK 52827, 1806931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Rayonier Inc.    Yes ☒        No  ☐    Rayonier, L.P.    Yes ☐        No  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
Rayonier Inc.    Yes ☐        No  ☒    Rayonier, L.P.    Yes ☐        No  ☒
Indicate by check mark whether any of these error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1 (b)
Rayonier Inc.    Yes ☐        No  ☒    Rayonier, L.P.    Yes ☐        No  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Rayonier Inc.    Yes ☐        No  ☒    Rayonier, L.P.    Yes ☐        No  ☒

The aggregate market value of the Common Shares of the registrant held by non-affiliates at the close of business on June 30, 2022 was $5,428,090,552 based on the closing sale price as reported on the New York Stock Exchange.
As of February 17, 2023, Rayonier Inc. had 147,318,970 Common Shares outstanding. As of February 17, 2023, Rayonier, L.P. had 3,172,885 Units outstanding.
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the 2023 annual meeting of the shareholders of the registrant scheduled to be held May 18, 2023, are incorporated by reference in Part III hereof.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2022 of Rayonier Inc., a North Carolina corporation, and Rayonier, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Rayonier” or “the Company” mean Rayonier Inc. and references to the “Operating Partnership” mean Rayonier, L.P. References to “we,” “us,” and “our” mean collectively Rayonier Inc., the Operating Partnership and entities/subsidiaries owned or controlled by Rayonier Inc. and/or the Operating Partnership.

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

As of December 31, 2022, the Company owned a 97.9% interest in the Operating Partnership, with the remaining 2.1% interest owned by limited partners of the Operating Partnership. As the sole general partner of the Operating Partnership, Rayonier Inc. has exclusive control of the day-to-day management of the Operating Partnership.

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

NOTE ABOUT FORWARD-LOOKING STATEMENTS
Certain statements in this document regarding anticipated financial outcomes, including our earnings guidance, if any, business and market conditions, outlook, expected dividend rate, our business strategies, expected harvest schedules, timberland acquisitions and dispositions, the anticipated benefits of our business strategies, and other similar statements relating to our future events, developments, or financial or operational performance or results, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate,” “believe,” “intend,” “project,” “anticipate” and other similar language. However, the absence of these or similar words or expressions does not mean that a statement is not forward-looking. While management believes that these forward-looking statements are reasonable when made, forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. The risk factors contained in Item 1A — Risk Factors in this Annual Report on Form 10-K and similar discussions included in other reports that we subsequently file with the Securities and Exchange Commission (“SEC”), among others, could cause actual results or events to differ materially from our historical experience and those expressed in forward-looking statements made in this document.
Forward-looking statements are only as of the date they are made, and we undertake no duty to update our forward-looking statements except as required by law. You are advised, however, to review any subsequent disclosures we make on related subjects in subsequent reports filed with the SEC.

Item 1.    BUSINESS
GENERAL
We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive softwood timber growing regions in the U.S. and New Zealand. We invest in timberlands and actively manage them to provide current income and attractive long-term returns to our shareholders. We conduct our business through an umbrella partnership real estate investment trust (“UPREIT”) structure in which our assets are owned by our Operating Partnership and its subsidiaries. Rayonier manages the Operating Partnership as its sole general partner. Our revenues, operating income and cash flows are primarily derived from the following core business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate, and Trading. As of December 31, 2022, we owned, leased or managed approximately 2.8 million acres of timberland and real estate located in the U.S. South (1.92 million acres), U.S. Pacific Northwest (474,000 acres) and New Zealand (417,000 gross acres, or 297,000 net plantable acres). In addition, we engage in the trading of logs to Pacific Rim markets, predominantly from New Zealand and Australia to support our New Zealand export operations; however, we also engage in log trading activities to these markets from the U.S. South and U.S. Pacific Northwest. We have an added focus to maximize the value of our land portfolio by pursuing higher and better use (“HBU”) land sale opportunities.
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

Under our REIT structure, we are generally not required to pay U.S. federal income taxes on our earnings from timber harvest operations and other REIT-qualifying activities contingent upon meeting applicable distribution, income, asset, shareholder and other tests. As of December 31, 2022, Rayonier owns a 97.9% interest in the Operating Partnership and a corresponding portion of taxable income or loss. Certain operations are conducted through our taxable REIT subsidiaries (“TRS”) and subject to U.S. federal and state corporate income tax. As of December 31, 2022 and as of the date of the filing of this Annual Report on Form 10-K, we believe the Company is in compliance with all REIT tests. See Note 20 — Income Taxes for further discussion of REIT and non-REIT qualifying operations.
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
OUR COMPETITIVE STRENGTHS
We believe that we distinguish ourselves from other timberland owners and other alternative asset investments through the following competitive strengths:
•Leading Pure-Play Timberland REIT. We are differentiated from other publicly-traded timberland REITs in that we are invested exclusively in timberlands and real estate and do not own any manufacturing assets. We are the only publicly-traded “pure-play” timberland REIT, providing our investors with a focused, large-scale timberland investment alternative without taking on the risks and volatility inherent in direct ownership of forest products manufacturing assets.
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
•Attractive Pipeline of HBU Opportunities. We have a dedicated HBU platform with an established track record of selling rural and development HBU properties across our portfolio at strong premiums to timberland values. We continuously evaluate the highest and best use of our lands and seek to capitalize on identified HBU opportunities through strategies uniquely tailored to maximize value, including selectively pursuing land-use entitlements and infrastructure improvements through one of our taxable REIT subsidiaries. Our development activity is primarily consists of two distinct projects known as Wildlight ( north of Jacksonville, Florida) and Heartwood (south of Savannah, Georgia).
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

•Advantageous Structure and Capitalization. Under our REIT structure, we are generally not required to pay federal income taxes on our earnings from timber harvest operations and other REIT-qualifying activities, which allows us to optimize the value of our portfolio in a tax efficient manner. We also maintain a strong credit profile and have investment grade debt ratings. As of December 31, 2022, our net debt to enterprise value was 22%. We believe that our advantageous REIT structure and conservative capitalization provide us with a competitive cost of capital and significant financial flexibility to pursue growth initiatives.

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
•Increase the Size and Quality of our Timberland Holdings through Acquisitions. We intend to selectively pursue timberland acquisition opportunities that improve the average productivity of our timberland holdings, support cash flow generation from harvesting, and enhance our net carbon position. Our acquisition strategy employs a disciplined approach with rigorous adherence to strategic and financial metrics. Generally, we expect to focus our acquisition efforts on our existing operating areas. We may also consider acquisition opportunities outside of our existing operating areas where we anticipate favorable long-term market dynamics and financial returns. In 2022, we acquired approximately 141,000 acres of fee timberland. We acquired an additional 102,000 acres of fee timberland in 2021 and 132,000 acres in 2020 (including 120,000 acres in the merger with Pope Resources). Additionally, we acquired leases or long-term forestry rights covering approximately 1,000 acres in 2021 and 7,000 acres in 2020 (including 4,000 acres in the merger with Pope Resources).
•Optimize our Portfolio Value. We continuously assess potential alternative uses of our timberlands, as some of our properties may become more valuable for development, residential, recreation, conservation, carbon sequestration or other purposes. We intend to capitalize on such higher-valued uses by opportunistically monetizing HBU properties and/or land-use rights in our portfolio. We generally expect that sales of HBU property will comprise approximately 1% to 2% of our Southern timberland holdings on an annual basis. Our HBU sales involve rural and recreational land as well as properties where we selectively pursue various land-use entitlements and improvements for residential, commercial and industrial development in order to fully realize the enhanced long-term value potential of such properties. We further have an added strategic focus to evaluate and advance business opportunities associated with nature-based solutions, including the long-term development of forest carbon markets.

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

SEGMENT INFORMATION
As of December 31, 2022, Rayonier operated in five reportable business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate and Trading. The previously reported Timber Funds segment was liquidated in 2021 with all proceeds being distributed to noncontrolling interests at the end of 2022. As a result, disclosure of the Timber Funds segment results is not presented for 2022, while prior year results are presented for historical purposes. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 — Segment and Geographical Information for information on sales and operating income by reportable segment and geographic region.
TIMBER
Our timber businesses are disaggregated into Southern Timber, Pacific Northwest Timber, and New Zealand Timber. Sales in the Timber segments include the harvesting of timber as well as other non-timber activities, including the leasing and licensing of properties, nature-based solutions, and carbon credit sales.
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

Our estimated merchantable timber inventory changes over time as timber is harvested, as pre-merchantable timber transitions to merchantable timber, as existing merchantable timber inventory grows, as we acquire and sell timberland and as we periodically update our statistical sampling and growth and yield models. Our timber inventory by product and age class for our U.S. segments is presented herein as of September 30, 2022 and does not reflect acquisitions or dispositions completed in the fourth quarter. For purposes of calculating per unit depletion rates for the subsequent year, we estimate our merchantable timber inventory as of December 31, including the impact of acquisitions and dispositions.
Timber inventory is generally measured and expressed in short green tons (SGT) in our Southern timberlands, in thousand board feet (MBF) or million board feet (MMBF) in our Pacific Northwest timberlands, and in cubic meters (m3) in our New Zealand timberlands. For conversion purposes, one MBF and one m3 is equal to approximately 7.75 and 1.12 short green tons, respectively. For comparison purposes, we provide inventory estimates for our Pacific Northwest and New Zealand timberlands in MBF and cubic meters, respectively, as well as in short green tons.
The following table sets forth the estimated volumes of merchantable timber inventory by location in short green tons as of September 30, 2022 for the South and Pacific Northwest and as of December 31, 2022 for New Zealand:

(volumes in thousands of SGT)
Location	Merchantable Inventory (a)	%
South	67,584	71
Pacific Northwest	10,746	11
New Zealand	17,183	18
	95,513	100

(a)For all regions, depletion rate calculations for the upcoming year are based on estimated volumes of merchantable inventory at December 31, 2022.
We define sustainable yield as the average harvest level that can be sustained into perpetuity based on our estimates of biological growth and the expected productivity resulting from our reforestation and silvicultural efforts. Our estimated sustainable yield may change over time based on changes in silvicultural techniques and resulting timber yields, changes in environmental laws and restrictions, changes in the statistical sampling and estimates of our merchantable timber inventory, acquisitions and dispositions of timberlands, the expiration or renewal of timberland leases, casualty losses, and other factors. Moreover, our harvest level in any given year may deviate from our estimated sustainable yield due to variations in the age class of our timberlands, the product mix of our harvest (i.e., pulpwood versus sawtimber), our deliberate acceleration or deferral of harvest in response to market conditions, our thinning activity (in which we periodically remove some smaller trees from a stand to enhance long-term sawtimber potential of the remaining timber), or other factors. We estimated sustainable yield for each of our core Timber segments as of December 31, 2022.
We manage our U.S. timberlands in accordance with the requirements of the Sustainable Forestry Initiative® (“SFI”) program. The timberland holdings of the New Zealand subsidiary are certified under the Forest Stewardship Council® (“FSC”). The majority of our New Zealand timberland holdings are also certified under the Programme for the Endorsement of Forest Certification (“PEFC”). All programs are comprehensive systems of environmental principles, objectives and performance measures that combine the perpetual growing and harvesting of trees with the protection of wildlife, plants, soil and water quality. Through application of our site-specific silvicultural expertise and financial discipline, we manage timber in a way that is designed to optimize site preparation, tree species selection, competition control, fertilization, timing of thinning and final harvest. We also have a genetic seedling improvement program to enhance the productivity and quality of our timberlands and overall forest health. In addition, non-timber income opportunities associated with our timberlands such as recreational licenses, considerations for the future HBU of the land, and nature-based solutions such as carbon sequestration and credit sales in our New Zealand Timber segment are integral parts of our site-specific management philosophy. All of these activities are designed to maximize value while complying with SFI, or FSC and PEFC requirements.

SOUTHERN TIMBER
As of December 31, 2022, our Southern timberlands acreage consisted of approximately 1.92 million acres (including approximately 127,000 acres of leased lands) located in Alabama, Arkansas, Florida, Georgia, Louisiana, Oklahoma, South Carolina and Texas. Approximately two-thirds of this land supports intensively managed plantations of predominantly loblolly and slash pine. The other one-third of this land is too wet to support pine plantations, but supports productive natural stands primarily consisting of natural pine and a variety of hardwood species. Rotation ages typically range from 21 to 28 years for pine plantations and from 35 to 60 years for natural stands. Key consumers of our timber include pulp, paper, wood products and biomass facilities.
We estimate that the sustainable yield of our Southern timberlands, including both pine and hardwoods, is approximately 6.8 to 7.2 million tons annually. We expect that the average annual harvest volume of our Southern timberlands over the next five years (2023 to 2027) will be generally in line with our sustainable yield. For additional information, see Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield and Item 1A — Risk Factors.
In 2022, we acquired approximately 139,600 acres of timberland in the Southern region. For additional information, see Note 4 — Timberland Acquisitions.
We estimate that the gross timber inventory and merchantable timber inventory of our Southern timberlands were 84 million tons and 68 million tons, respectively, as of September 30, 2022. The following table provides a breakdown of our Southern timberlands acreage and timber inventory by product and age class as of September 30, 2022:

(volumes in thousands of SGT) (a)
Age Class	Acres (000’s)	Pine Pulpwood	Pine Sawtimber	Hardwood Pulpwood	Hardwood Sawtimber	Total
Pine Plantation
0 to 4 years (b)	271	—	—	—	—	—
5 to 9 years	194	—	—	—	—	—
10 to 14 years	195	7,646	1,659	51	—	9,356
15 to 19 years	213	11,728	5,268	117	2	17,115
20 to 24 years	193	7,749	7,551	150	3	15,453
25 to 29 years	52	1,865	3,077	83	3	5,028
30 + years	37	1,062	2,704	145	2	3,913
Total Pine Plantation	1,155	30,050	20,259	546	10	50,865
Natural Pine (Plantable) (c)	33	301	648	721	192	1,862
Natural Mixed Pine/Hardwood (d)	533	4,919	8,165	13,971	4,239	31,294
Forested Acres and Gross Inventory	1,721	35,270	29,072	15,238	4,441	84,021
Plus: Non-Forested Acres (e)	68
Gross Acres	1,789
Less: Pre-Merchantable Age Class Inventory (f)						(9,855)
Less: Volume in Environmentally Sensitive/Legally Restricted Areas						(6,582)
Merchantable Timber Inventory						67,584

(a)Table presented as of September 30, 2022 and does not include acquisitions completed in the fourth quarter.
(b)0 to 4 years includes clearcut acres not yet replanted.
(c)Consists of natural stands that are convertible into pine plantations once harvested.
(d)Consists of all non-plantable natural stands, including those that are in environmentally sensitive or economically inaccessible areas.
(e)Includes roads, rights of way and all other non-forested areas.
(f)Includes inventory that is less than 15 years old or less than 17 years old in Oklahoma.

PACIFIC NORTHWEST TIMBER
As of December 31, 2022, our Pacific Northwest timberlands consisted of approximately 474,000 acres located in Oregon and Washington, of which approximately 378,000 acres were designated as productive acres, meaning land that is capable of growing merchantable timber and where the harvesting of timber is not constrained by physical, environmental or regulatory restrictions. These timberlands primarily comprise second and third rotation western hemlock and Douglas-fir, as well as a small amount of other softwood species, such as western red cedar. A small percentage also consists of natural hardwood stands of predominantly red alder. In the Pacific Northwest, rotation ages typically range from 35 to 50 years. Our product mix in the Pacific Northwest is heavily weighted to sawtimber, which is sold to domestic wood products facilities as well as exported primarily to Pacific Rim markets.
We estimate that the sustainable yield of our Pacific Northwest timberlands is approximately 190 to 215 MMBF (or 1.5 to 1.7 million tons) annually. We expect that the average annual harvest volume of our Pacific Northwest timberlands over the next five years (2023 to 2027) will be generally in line with our sustainable yield. For additional information, see Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield and Item 1A — Risk Factors.
In 2022, we acquired a minimal amount of additional acres of timberlands in the Pacific Northwest region. For additional information, see Note 4 - Timberland Acquisitions.
We estimate that the gross timber inventory and merchantable timber inventory of our Pacific Northwest timberlands were 3,553 MMBF and 1,387 MMBF, respectively, as of September 30, 2022. The following table provides a breakdown of our Pacific Northwest timberlands acreage and timber inventory by product and age class as of September 30, 2022:

(volumes in MBF, except as noted)
Age Class	Acres (000’s)	Softwood Pulpwood (e)	Softwood Sawtimber (e)	Total (e)
Commercial Forest
0 to 4 years (a)	48	—	—	—
5 to 9 years	46	—	—	—
10 to 14 years	46	—	—	—
15 to 19 years	48	—	—	—
20 to 24 years	36	43,775	97,224	140,999
25 to 29 years	33	47,422	259,738	307,160
30 to 34 years	46	90,819	637,339	728,158
35 to 39 years	44	83,149	724,359	807,508
40 to 44 years	16	28,039	292,843	320,882
45 to 49 years	5	8,768	81,436	90,204
50+ years	6	15,388	127,378	142,766
Total Commercial Forest	374	317,360	2,220,317	2,537,677
Non-Commercial Forest (b)	4	3,771	22,486	26,257
Productive Forested Acres	378
Restricted Forest (c)	90	112,405	876,591	988,996
Total Forested Acres and Gross Inventory	468	433,536	3,119,394	3,552,930
Plus: Non-Forested Acres (d)	18
Gross Acres	486
Less: Pre-Merchantable Age Class Inventory				(1,177,344)
Less: Restricted Forest Inventory				(988,996)
Total Merchantable Timber				1,386,590
Conversion factor for MBF to SGT (f)				7.75
Total Merchantable Timber (thousands of SGT)				10,746

(a)0 to 4 years includes clearcut acres not yet replanted.
(b)Includes non-commercial forests with limited productivity.
(c)Includes significant portions of riparian management zones, legally restricted forests, and environmentally sensitive areas.
(d)Includes roads, rights of way, and all other non-forested areas.
(e)Includes a minor component of hardwood in red alder and other species.
(f)Conversion factor was adjusted from 7.99 to 7.75 in the current year to reflect an ongoing mix shift towards Douglas-fir, which has a lower MBF to SGT conversion ratio.

NEW ZEALAND TIMBER
As of December 31, 2022, our New Zealand timberlands consisted of approximately 417,000 acres (including approximately 229,000 acres of leased lands), of which approximately 297,000 acres were designated as productive or plantation acres, meaning land that is capable of growing merchantable timber and where the harvesting of timber is not constrained by physical, environmental or regulatory restrictions. The leased acres are generally leased through long-term arrangements including Crown Forest Licenses (“CFLs”), forestry rights and other leases. Rotation ages typically range from 25 to 30 years for pine plantations. Our New Zealand timberlands serve a domestic sawmilling market and also provide export logs to Pacific Rim markets.
Our New Zealand timber operations are conducted by Matariki Forestry Group, a joint venture with Stafford Capital Partners Limited (the “New Zealand subsidiary”). We maintain a controlling financial interest of 77% in the New Zealand subsidiary and, accordingly, consolidate the New Zealand subsidiary’s balance sheet and results of operations. The minority owner’s interest in the New Zealand subsidiary and its earnings are reported as noncontrolling interest in our financial statements. Rayonier’s wholly-owned subsidiary, Rayonier New Zealand Limited (“RNZ”), serves as the manager of the New Zealand subsidiary. For additional information, see Note 5 — Noncontrolling Interests.
We estimate that the sustainable yield of our New Zealand timberlands is approximately 2.1 to 2.4 million cubic meters (or 2.4 to 2.7 million tons) annually. We expect that the average annual harvest volume of our New Zealand timberlands over the next five years (2023 to 2027) will be in line with our sustainable yield range. For additional information, see Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield and Item 1A — Risk Factors.
In 2022, we acquired approximately 1,000 acres of timberland in New Zealand, including approximately 400 acres of leased lands. For additional information, see Note 4 — Timberland Acquisitions.
We estimate that the gross timber inventory and merchantable timber inventory of our New Zealand timberlands were both 15.4 million cubic meters as of December 31, 2022. The following table provides a breakdown of our New Zealand timberlands acreage and timber inventory by product and age class as of December 31, 2022:

(volumes in thousands of m3, except as noted)
Age Class	Acres (000’s)	Pulpwood (d)	Sawtimber (d)	Total (d)
Radiata Pine
0 to 4 years (a)	67	—	—	—
5 to 9 years	39	—	—	—
10 to 14 years	44	—	—	—
15 to 19 years	45	—	—	—
20 to 24 years	51	1,865	6,756	8,621
25 to 29 years	18	650	3,529	4,179
30 + years	2	117	369	486
Total Radiata Pine	266	2,632	10,654	13,286
Other (b)	31	945	1,147	2,092
Forested Acres and Merchantable Timber Inventory	297	3,577	11,801	15,378
Conversion factor for m3 to SGT				1.12
Total Merchantable Timber (thousands of SGT)				17,183
Plus: Non-Productive Acres (c)	120
Gross Acres	417

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
Businesses who participate in the New Zealand ETS can buy and sell units from each other, with pricing driven by supply and demand in the scheme. As of December 31, 2022, the New Zealand subsidiary held 1,631,127 NZUs with respect to timberlands designated as post-1989 forests. These units were received for net carbon sequestered between 2008 and 2013 and from subsequent units acquired during 2019 and 2021. As of December 31, 2022, we do not have any surrender liabilities and all units are available to be freely monetized. See Note 23 - Other Assets for information about our cost basis in carbon credits. See Note 3 — Revenue for information about the sale of carbon units.
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
In addition to our direct export business, we also engage in log trading activities, which generally involve the procurement of third-party logs in order to gain scale efficiencies in our export operations. For procured logs, the New Zealand subsidiary buys logs directly from other forest owners at New Zealand ports and exports them through an agency agreement with the export service joint venture. Income from this business is generated by achieving a sales margin over the purchase price of the procured logs. Revenue generated from procured log sales reflects the full sales price of the logs and is recorded as timber sales within the Trading segment. The New Zealand subsidiary, through the Trading segment, also purchases standing timber from time to time, whereby it manages the harvest and sale of the logs for approximately one to three years. In these instances, the cost of standing timber is capitalized as an asset on the Consolidated Balance Sheets and recognized as non-depletion cost of sales when sold.
In 2022, New Zealand trading volume was approximately 460,000 tons. Of this volume, approximately 333,000 tons were purchased directly from third parties in New Zealand, 53,000 tons were sourced from outside New Zealand (primarily Australia), and the remaining 74,000 tons were harvested from stumpage purchases and managed harvest arrangements. Approximately 83% of third-party purchases in New Zealand were purchased at spot prices, with the New Zealand subsidiary thereby assuming some price risk on subsequent resale. The remaining 17% were purchased on a fixed margin basis, with the New Zealand subsidiary earning either a fixed percentage of the net export revenue or a spread on the resale price irrespective of subsequent price fluctuations. The New Zealand subsidiary generally seeks to mitigate its risk of loss on procured logs by securing export orders prior to or concurrent with its spot purchases of logs.
FOREIGN SALES AND OPERATIONS
Sales from non-U.S. operations occur in our New Zealand Timber, Trading and Real Estate segments and comprised approximately 37% of consolidated 2022 sales. See Note 2 — Segment and Geographical Information for additional information.

COMPETITION
TIMBER
Timber markets in our Southern and Pacific Northwest regions are relatively fragmented with price being the principal method of competition. In New Zealand, there are five other major private timberland owners accounting for approximately 34% of New Zealand planted forests.
The following table provides an overview of certain major competitors in each of our Timber segments:

Segment	Competitors
Southern Timber (a)	Weyerhaeuser Company
PotlatchDeltic
Manulife Investment Management Timberland and Agriculture Inc.
Resource Management Service
Forest Investment Associates
J.P. Morgan Asset Management

Pacific Northwest Timber (a)	Weyerhaeuser Company
Manulife Investment Management Timberland and Agriculture Inc.
Green Diamond Resource Company
J.P. Morgan Asset Management
Port Blakely Tree Farms
State of Washington Department of Natural Resources
Bureau of Indian Affairs

New Zealand (b)	Manulife Investment Management Timberland and Agriculture Inc.
Kaingaroa Timberlands
Ernslaw One
OneFortyOne Plantations
New Forests

(a)    In addition to the competitors listed, we also compete with numerous other large and small privately held timber companies.
(b)The New Zealand subsidiary competes with these and other smaller New Zealand timber companies for supply into New Zealand domestic and export markets, predominantly China, South Korea and India. Logs supplied into Asian markets also compete with export supply from other regions, including Europe and North America.
REAL ESTATE
In our Real Estate business, we compete with other owners of entitled and unentitled properties. Each property has unique attributes, but overall quantity of supply and price for residential, commercial, industrial and rural properties in the geographic areas in which we operate are the most significant competitive drivers.
TRADING
Our log trading operations are primarily based out of New Zealand and performed by our New Zealand subsidiary. The New Zealand market remains very competitive with 10-15 entities competing for export log supply at different ports across the country.
CUSTOMERS
In 2022, no individual customer (or group of customers under common control) represented 10% or more of consolidated sales.

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

PORT GAMBLE ENVIRONMENTAL REMEDIATION
In the merger with Pope Resources, we acquired the town of Port Gamble, Washington. Portions of this property require environmental remediation under federal and state environmental laws, and remediation activities are currently ongoing. As such, we have recognized environmental liabilities associated with Port Gamble. For additional information on our environmental liabilities see Note 10 - Commitments and Note 12 - Environmental and Natural Resource Damage Liabilities.
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
For additional information see Item 1A — Risk Factors.
RESEARCH AND DEVELOPMENT
The research and development activities of our timber operations include genetics and tree improvement, soils and seedling production, biometrics and growth/yield, environmental sustainability (including protection of water, biodiversity, and threatened and endangered (“T&E”) species), and carbon and climate impact. We also contribute to research cooperatives that undertake forestry research and development.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
David L. Nunes, 61, Mr. Nunes has more than three decades of timber industry experience, and today serves as Rayonier’s Chief Executive Officer. He joined the company in June 2014 as Chief Operating Officer, and shortly thereafter assumed the role of President and CEO following Rayonier’s spin-off of its Performance Fibers business. Prior to joining Rayonier, he served as President and CEO of Pope Resources/Olympic Resource Management from 2002 to 2014. He joined Pope Resources in 1997 as director of portfolio management. The following year, he was named Vice President of Portfolio Development, and then served two years before being named President and COO in 2000. Previously Mr. Nunes spent nine years with Weyerhaeuser Company, joining the organization in 1988 as a business analyst and advancing through a number of leadership roles to become Director of Corporate Strategic Planning. Mr. Nunes holds a Bachelors of Arts in Economics from Pomona College and an MBA from the Tepper School of Business at Carnegie Mellon University.
Mark D. McHugh, 47, Mr. McHugh was appointed President and Chief Financial Officer in January 2023, having previously served as Senior Vice President and Chief Financial Officer since joining Rayonier in December 2014. Mr. McHugh has over 20 years of experience in finance and capital markets, focused primarily on the forest products and REIT sectors. He joined Rayonier from Raymond James, where he served as Managing Director in the firm’s Real Estate Investment Banking group, responsible for the firm’s timberland and agriculture sector coverage. Prior to Raymond James, he worked in the Investment Banking division of Credit Suisse in New York and Los Angeles from 2000 to 2008, focused on the paper and forest products sectors. Throughout his career, he has provided a wide range of strategic and financial counsel to various publicly traded paper, forest products, and real estate companies. Mr. McHugh holds a B.S.B.A. in Finance from the University of Central Florida and a JD from Harvard Law School.
Douglas M. Long, 52, Mr. Long was appointed Executive Vice President and Chief Resource Officer in January 2023, having previously served as Senior Vice President, Forest Resources since December 2015. Mr. Long oversees Rayonier’s global forestry operations, as well as emerging business opportunities associated with nature-based solutions. He joined Rayonier in 1995 as a GIS Forestry Analyst and held multiple positions of increasing responsibility within the forestry division prior to his most recent roles, including Vice President, U.S. Operations from November 2014 to December 2015 and Director, Atlantic Region, U.S. Forest Resources from March 2014 to November 2014. Mr. Long holds bachelor’s and master’s degrees in Forest Resources and Conservation from the University of Florida.
Christopher T. Corr, 59, Mr. Corr joined the Company in July 2013 and currently serves as Senior Vice President, Real Estate Development and President, Raydient LLC. Prior to joining Rayonier, he served as Executive Vice President, Buildings and Places for AECOM from 2008 to 2013. Prior to that, Mr. Corr held various positions with The St. Joe Company between 1998 and 2008, most recently as Executive Vice President and Chief Strategy Officer. From 1992 to 1998, Mr. Corr was a senior manager with The Walt Disney Company, where he was a key member of the team that developed the visionary town of Celebration near Orlando, Florida. From 1990 to 1992, Mr. Corr served as an elected member of the Florida House of Representatives. Mr. Corr holds a Bachelor of Arts degree from the University of Florida and has completed programs with the Harvard Real Estate Institute and the Wharton School of Business at University of Pennsylvania.
Mark R. Bridwell, 60, Mr. Bridwell was appointed Vice President, General Counsel in June 2014 and assumed the role of Corporate Secretary in March 2015, having previously served as Assistant General Counsel for Land Resources from 2012 to June 2014 and Associate General Counsel for Timber and Real Estate from 2009 to 2012. He joined Rayonier in 2006 as Associate General Counsel for Performance Fibers. Prior to Rayonier, Mr. Bridwell served as counsel for six years at Siemens Corporation. Prior to the Siemens Corporation, he was an attorney with the international law firms of Jones, Day, Reavis & Pogue and Seyfarth, Shaw, Fairweather & Geraldson for five years. Mr. Bridwell holds a B.S.B.A. in Finance from the University of Central Florida, and both an MBA and JD from Emory University.

Shelby L. Pyatt, 52, Ms. Pyatt was appointed Vice President, Human Resources and Information Technology in October 2015, having previously served as Vice President, Human Resources since July 2014. She also previously served as Director, Compensation, Benefits and Employee Services from 2009 to July 2014 and Director, Compensation and Employee Services from 2006 to 2009. She joined Rayonier in 2003 as Manager, Compensation. Prior to joining Rayonier, Ms. Pyatt held human resources positions with CSX Corporation and Barnett Bank. Ms. Pyatt holds a bachelor’s degree in Business Management.
W. Rhett Rogers, 46, Mr. Rogers was appointed Vice President, Portfolio Management in February 2017, having previously served as Director, Land Asset Management. Mr. Rogers oversees the Company’s acquisition and disposition activities, including Rural HBU and non-strategic land sales, as well as its land information systems function. He joined Rayonier in 2001 as a District Technical Forester, and has held multiple positions of increasing responsibility within the Company. Mr. Rogers holds a Bachelor of Science in Forestry from Louisiana Tech University, and both an MBA and MS in Forest Resources from Mississippi State University.
April J. Tice, 49, Ms. Tice was appointed Vice President and Chief Accounting Officer in April 2021, having previously served as Vice President, Financial Services and Corporate Controller. In this position, she acts as the Company’s principal accounting officer. She joined Rayonier in 2010 as Manager, General Ledger, and has held multiple positions of increasing responsibility within the finance and accounting departments. Prior to joining Rayonier, Ms. Tice held various accounting positions with Deloitte & Touche, the State of Florida, and two private companies located in Florida. Ms. Tice holds a Bachelor of Fine Arts from Florida State University and a Master of Accountancy with a tax concentration from the University of North Florida. Ms. Tice is a Certified Public Accountant in the State of Florida.
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
The recruitment, retention and development of employees is essential to our success. We aim to provide employees with opportunities to build skills and grow professionally, while also offering competitive compensation commensurate with an individual’s experience, knowledge and performance. Our compensation packages consist of a base salary and an annual bonus. We also use targeted equity-based grants with a multiyear vesting schedule to help promote the retention of personnel and an ownership mentality across our organization. Our comprehensive benefits package includes medical, dental, vision, life, accident, disability and paid parental and caregiver leave. We also offer a health savings account, a dependent care spending account and an employee assistance plan. Our 401(k) retirement savings plan includes company matching contributions as well as enhanced retirement contributions.
Employee Development
We offer a comprehensive approach to training and development which includes micro and on-demand learning, classroom programs, coaching and mentoring, cross-functional assignments, a job rotation program for early career foresters and conferences. We also provide a tuition reimbursement program, which reimburses 80% of the costs of approved degree programs.

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
In New Zealand, we have a comprehensive safety management program that includes both employees and contractors pursuant to local laws and the Health & Safety at Work Act 2015. Similar industry practices and regulations do not exist in the United States for contractors. Nonetheless, in addition to our employee safety programs in the U.S., we have initiated programs with our U.S. contractors to better educate them on safe work practices. In 2022, 539 safety near miss reports were submitted and 282 contractor safety meetings were conducted.
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
Inclusion and Diversity
Rayonier is focused on promoting an inclusive and diverse workforce as we believe this plays an integral role in maintaining an engaging employee experience. As of December 31, 2022, we had 419 employees, 322 in the U.S. and 97 in New Zealand.

The following charts provide details on diversity at Rayonier as of December 31, 2022:

WORKFORCE BY ETHNICITY

U.S.
0.9% American Indian/Alaskan Native
1.9% Asian
2.2% Black or African-American
3.4% Hispanic or Latino
0.3% Two or more races
91.3% White
N.Z.
2.1% Asian
59.8% European
3.1% Maori
3.1% MELAA
8.2% Other
1.0% Pacific Peoples
22.7% Unknown

WORKFORCE BY GENDER

U.S.
37%
63%
N.Z.
45%
55%
Overall
39%
61%
Male
Female

LEADERS BY GENDER (a)

21%
79%
35%
65%
24%
76%
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
ECONOMIC RISK FACTORS
A sustained increase in the rate of inflation, a persistent period of heightened inflation and monetary policy responses to the inflationary environment could negatively affect our stock price, results of operations and financial condition.
The recent acceleration of inflation in the United States and global economies, should it persist, could adversely affect us. In particular, increases in the cost and availability of labor for us and our contractors could increase our costs, compress our margins and impact harvest levels. In addition, increases in energy and fuel costs could affect our results of operations. Energy costs are a significant operating expense for logging and hauling contractors who support us and the customers of our standing timber. The continued rapid rise in energy costs could have a negative effect on the cost and availability of such contractors. Additionally, such rapidly rising energy costs may have a negative impact on the cost of ocean freight for our exported products. Moreover, our selling, general and administrative costs could increase. More generally, an increase in inflation and interest rates could have an adverse impact on our cost of capital, which could impact the value of our long-lived assets, our ability to economically acquire additional assets, the cost of debt and the value of our equity. One of the factors that may influence the price of our common shares is our annual dividend yield as compared to the yields on other financial instruments. An increase in market interest rates could cause increases in discount rates and, accordingly, a decline in property values and total returns for timberland assets. Thus, an increase in market interest rates could result in higher yields on other financial instruments and could adversely affect the relative attractiveness of an investment in our equity and, accordingly, the trading price of our common shares. These macroeconomic factors impacting us are beyond our control and could have a material adverse effect on our business, financial condition, results of operations and the value of our equity.
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
In our Real Estate segment, our inability to sell our HBU properties at attractive prices could have a significant effect on our results of operations. Demand for real estate can be affected by the availability of capital, changes in interest rates, availability and terms of financing, conditions in the credit markets generally, changes in governmental agencies, changes in developer confidence, actions by conservation organizations, actions by anti-development organizations, our ability to obtain land use entitlements and other permits necessary for our development activities, local real estate market economic conditions, competition from other sellers of land and real estate developers, the relative illiquidity of real estate investments, employment rates, new housing starts, the ongoing COVID-19 pandemic, population growth, demographics and federal, state and local land use, zoning and environmental protection laws or regulations (including any changes in laws or regulations). In addition, changes in investor interest in purchasing timberlands could reduce our ability to execute sales of non-strategic timberlands.
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
The global economy has been negatively impacted by the military conflict between Russia and Ukraine. The Russia-Ukraine conflict is fast-moving and uncertain. Global log and lumber markets have exhibited increased volatility as sanctions have been imposed on Russia by the United States, the United Kingdom and the European Union in response to Russia’s invasion of Ukraine. While we do not expect our operations to be directly impacted by the conflict at this time, changes in global wood and commodity flows could impact the markets in which we operate, which may in turn negatively impact our business, results of operations, supply chain and financial condition. In addition, the effects of the ongoing conflict could heighten certain of our other known risks described herein.
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
Epidemics, pandemics or other such crises or public health concerns in regions of the world where we have operations or sell products, could result in the disruption of our business. Specifically, the ongoing COVID-19 outbreak has resulted in increased travel restrictions and extended shutdowns of certain businesses around the world, as well as continued volatility in economic conditions. These or any governmental or other regulatory developments or health concerns in countries in which we operate or export to, especially China, could result in operational restrictions or social and economic instability, or labor shortages. Infections may continue to spread or certain areas may experience outbreaks due to new variants or otherwise, which could limit our ability to timely harvest, sell and transport our timber, increase our costs, restrict our operations or cause supply chain disruptions for us and our customers. Any of these developments could have a negative impact on our business, financial condition and operating results. In addition, the COVID-19 pandemic could continue to adversely affect the economies and markets of certain countries, resulting in further economic volatility that could have an adverse effect on our business, operating results and financial condition, as well as market value of our securities. Further, our customers may be negatively impacted due to disruptions in business and operating conditions and constraints on their own liquidity and access to capital relating to COVID-19, which could increase our counterparty credit exposure.
We depend on third parties for logging and transportation services and increases in the costs or decreases in the availability of quality service providers could adversely affect our business.
Our Timber segments depend on logging and transportation services provided by third parties, both domestically and internationally, including by railroad, trucks and/or ships. If any of our transportation providers were to fail to deliver timber supply or logs to our customers in a timely manner, or were to damage timber supply or logs during transport, we may be unable to sell it at full value, or at all. During the global COVID-19 pandemic, we have experienced disruptions in the supply, and rapid inflation in the cost, of transportation and labor in connection with timber harvesting and delivery. Tight job markets have increased the difficulty and cost of attracting and retaining sufficient skilled labor for logging and transportation. Accordingly, our timber harvesting volumes and realized margins have been negatively impacted in certain markets. As demand for timber accelerated with the recovery in U.S. and New Zealand housing starts, the lack of adequate supply of logging contractors resulted in sharp increases in logging costs and at times slowed deliveries. It is expected that the supply of qualified logging contractors will be impacted by the availability and cost of debt financing for equipment purchases as well as the limited availability of adequately trained loggers. Should demand for housing remain elevated, harvest levels may further increase, placing more pressure on the existing supply of logging contractors. Any significant failure or unavailability of third-party logging or transportation providers, or further increases in transportation rates, labor rates and/or fuel costs, may result in higher logging costs or the inability to capitalize on stronger log prices to the extent logging contractors cannot be secured at a competitive cost. Such events could harm our reputation, negatively affect our customer relationships and adversely affect our business.

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
Environmental laws and regulations are constantly changing and are generally becoming more restrictive. Laws, regulations and related judicial decisions and administrative interpretations affecting our business are subject to change, and new laws and regulations are frequently enacted. These changes may adversely affect our ability to harvest and sell timber, remediate contaminated properties and/or entitle real estate. These laws and regulations may relate to, among other things, the protection of timberlands and endangered species, recreation and aesthetics, protection and restoration of natural resources, surface water quality, timber harvesting practices, and remedial standards for contaminated property and groundwater. Over time, the complexity and stringency of these laws and regulations have increased and the enforcement of these laws and regulations has intensified. For example, the U.S. Environmental Protection Agency (“EPA”) has pursued a number of initiatives that, if implemented, could impose additional operational and pollution control obligations on industrial facilities like those of Rayonier’s customers, especially in the area of air emissions and wastewater and stormwater control. Similarly, recent legislation in Oregon will ultimately result in the addition of significant buffers and riparian management zones adjacent to streams, the effect of which will be to reduce the areas within which we may harvest. In addition, as a result of certain judicial rulings and state and federal initiatives, including some that would require timberland operators to obtain permits to conduct certain ordinary course forestry activities, silvicultural practices on our timberlands could be impacted in the future. Environmental laws and regulations will likely continue to become more restrictive and over time could adversely affect our business, financial condition and results of operations.
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

The impact of existing regulatory restrictions on future harvesting activities may be significant. U.S. federal, state and local laws and regulations, as well as those of other countries, which are intended to protect threatened and endangered species, as well as waterways and wetlands, limit and may prevent timber harvesting, road building and other activities on our timberlands. Restrictions relating to threatened and endangered species apply to activities that would adversely impact a protected species or significantly degrade its habitat. The size of the restricted area varies depending on the protected species, the time of year and other factors, but can range from less than one acre to several thousand acres. A number of species that naturally live on or near our timberlands, including, among others, the northern spotted owl, marbled murrelet, several species of salmon and trout in the Pacific Northwest, and the red cockaded woodpecker, red hills salamander, Louisiana pine snake and eastern indigo snake in the Southeast, are protected under the Federal Endangered Species Act (the “ESA”) or similar U.S. federal and state laws. A significant number of other species are currently under review for possible protection under the ESA. As we gain additional information regarding the presence of threatened or endangered species on our timberlands, or if other regulations, such as those that require buffers to protect water bodies, become more restrictive, the amount of our timberlands subject to harvest restrictions could increase.
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
We monitor and test our compliance with all REIT requirements. In particular, we regularly test our compliance with the REIT “asset tests,” which require generally that, at the close of each calendar quarter: (1) at least 75% of the market value of our total assets must consist of REIT-qualifying interests in real property (such as timberlands), including leaseholds and options to acquire real property and leaseholds, as well as cash and cash items and certain other specified assets, (2) no more than 25% of the market value of our total assets may consist of other assets that are not qualifying assets for purposes of the 75% test in clause (1) above, and (3) no more than 20% (25% for calendar years prior to 2018) of the market value of our total assets may consist of the securities of one or more “taxable REIT subsidiaries.” As of December 31, 2022, Rayonier is in compliance with these asset tests.

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
Expectations relating to environmental, social and governance considerations expose Rayonier to potential liabilities, increased costs, reputational harm and other adverse effects on Rayonier’s business.
Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on environmental, social and governance considerations relating to businesses, including greenhouse gas emissions, human capital and diversity, equity and inclusion. Rayonier makes statements about these matters through information provided on its website, press releases and other communications, including through its Sustainability and Carbon Reports. Responding to these environmental, social and governance considerations involves risks and uncertainties, including those described under “Forward-Looking Statements,” requires investments and is impacted by factors that may be outside Rayonier’s control. In addition, some stakeholders may disagree with Rayonier’s initiatives and the focus of stakeholders may change and evolve over time. Stakeholders also may have very different views on where environmental, social and governance focus should be placed, including differing views of regulators in various jurisdictions in which we operate. Any failure, or perceived failure, by Rayonier to further its initiatives, adhere to its public statements, comply with federal, state or international environmental, social and governance laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against Rayonier and materially adversely affect Rayonier’s business, reputation, results of operations, financial condition and stock price.

Item 1B.    UNRESOLVED STAFF COMMENTS
None.

Item 2.    PROPERTIES
Our timber operations are comprised of our core timberland holdings, which are disaggregated into three geographically distinct reporting segments: Southern Timber, Pacific Northwest Timber and New Zealand Timber. The following table provides a breakdown of our timberland holdings as of September 30, 2022 and December 31, 2022:

Core Timberland Holdings
(acres in 000s)	As of September 30, 2022			As of December 31, 2022
	Owned	Leased	Total	Owned	Leased	Total
Southern
Alabama	223	14	237	258	14	272
Arkansas	—	4	4	—	2	2
Florida	348	51	399	347	47	394
Georgia	618	64	682	647	64	711
Louisiana	139	—	139	148	—	148
Oklahoma	91	—	91	91	—	91
South Carolina	16	—	16	16	—	16
Texas	221	—	221	285	—	285
	1,656	133	1,789	1,792	127	1,919

Pacific Northwest
Oregon	61	—	61	61	—	61
Washington	421	4	425	410	3	413
	482	4	486	471	3	474

New Zealand (a)	187	230	417	188	229	417
Total	2,325	367	2,692	2,451	359	2,810

(a)Represents legal acres owned and leased by the New Zealand subsidiary, in which Rayonier owns a 77% interest. As of December 31, 2022, legal acres in New Zealand were comprised of 297,000 plantable acres and 120,000 non-productive acres.

The following tables detail changes in our portfolio of owned and leased timberlands by state from December 31, 2021 to December 31, 2022:

(acres in 000s)	Acres Owned
	December 31, 2021	Acquisitions	Sales	December 31, 2022
Southern
Alabama	223	36	(1)	258
Florida	350	1	(4)	347
Georgia	619	29	(1)	647
Louisiana	140	9	(1)	148
Oklahoma	92	—	(1)	91
South Carolina	16	—	—	16
Texas	225	65	(5)	285
	1,665	140	(13)	1,792

Pacific Northwest
Oregon	61	—	—	61
Washington	425	—	(15)	410
	486	—	(15)	471

New Zealand (a)	187	1	—	188
Total	2,338	141	(28)	2,451

(a)Represents legal acres owned by the New Zealand subsidiary, in which Rayonier has a 77% interest.

(acres in 000s)	Acres Leased
	December 31, 2021	New Leases	Sold/Expired Leases (a)	December 31, 2022
Southern
Alabama	14	—	—	14
Arkansas	4	—	(2)	2
Florida	51	—	(4)	47
Georgia	64	—	—	64
	133	—	(6)	127

Pacific Northwest
Washington (b)	4	—	(1)	3

New Zealand (c)	232	—	(3)	229
Total	369	—	(10)	359

(a)Includes acres previously under lease that have been harvested and activity for the relinquishment of leased acres.
(b)Primarily timber reservations acquired in the merger with Pope Resources.
(c)Represents legal acres leased by the New Zealand subsidiary, in which Rayonier has a 77% interest.

TIMBERLAND LEASES & DEEDS
See Note 16 - Leases for more information on U.S. and New Zealand timberland leases including lease terms and renewal provisions.
The following table details our acres under lease as of December 31, 2022 by type of lease and estimated lease expiration:

(acres in 000s)			Lease Expiration
Location	Type of Lease	Total	2023-2032	2033-2042	2043-2052	Thereafter
Southern	Fixed Term	117	73	38	—	6
	Fixed Term with Renewal Option (a)	10	3	7	—	—
Pacific Northwest	Fixed Term (b)	3	—	2	1	—
New Zealand	CFL - Perpetual (c)	75	—	—	—	75
	CFL - Fixed Term (c)	3	—	—	—	3
	CFL - Terminating (c)	11	1	—	8	2
	Forestry Right (c)	124	35	4	6	79
	Fixed Term Land Leases	16	—	—	2	14
Total Acres under Long-term Leases		359	112	51	17	179

(a)Includes approximately 2,000 acres of timber deeds.
(b)Primarily timber reservations acquired in the merger with Pope Resources.
(c)Estimated lease expiration / termination based on the earlier of: (1) the scheduled expiration / termination date, or (2) the estimated year of final harvest before such expiration / termination date.
The following table details our estimated leased acres, lease expirations and lease costs over the next five years:

(acres and dollars in 000s, except per acre amounts)
Location		2023	2024	2025	2026	2027
Southern
	Leased Acres Expiring (a)	35	2	24	—	11
	Year-end Leased Acres (a)	92	90	66	66	55
	Estimated Annual Lease Cost (a)(b)	$4,285	$3,579	$3,551	$2,987	$2,925
	Average Lease Cost per Acre (a)	$37.69	$42.10	$41.99	$49.68	$49.50
Pacific Northwest
	Leased Acres Expiring	—	—	—	—	—
	Year-End Leased Acres (c)	3	3	3	3	3
New Zealand
	Leased Acres Expiring	—	—	1	10	—
	Year-end Leased Acres	229	229	228	218	218
	Estimated Annual Lease Cost (b)(e)	$4,762	$4,762	$4,762	$4,748	$4,748
	Average Lease Cost per Acre (d)(e)	$25.91	$25.91	$25.91	$25.90	$25.90

(a)Includes timber deeds.
(b)Represents capitalized and expensed lease payments.
(c)Primarily timber reservations acquired in the merger with Pope Resources for which no lease payments are made.
(d)Excludes lump sum payments.
(e)Based on the year-end foreign exchange rate.

OTHER NON-TIMBERLAND LEASES
See Note 16 - Leases for information on other non-timberland leases.

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
DIVIDENDS
Common stock cash dividends during the years ended December 31, 2022, 2021 and 2020 aggregated to $1.125, $1.08 and $1.08, respectively.
HOLDERS
    Including institutional holders, there were approximately 4,606 shareholders of record of our common shares on February 17, 2023.
UNREGISTERED SALES OF EQUITY SECURITIES
From time to time, the Company may issue shares of common stock in exchange for units in the Operating Partnership. Such shares are issued based on an exchange ratio of one common share for each unit in the Operating Partnership. During the quarter ended December 31, 2022, the Company issued 2,500 common shares in exchange for an equal number of units in the Operating Partnership pursuant to the Operating Partnership agreement.
ISSUER REPURCHASES
    In February 2016, the Board of Directors approved the repurchase of up to $100 million of Rayonier’s common shares (the “share repurchase program”) to be made at management’s and the Board of Directors’ discretion. The program has no time limit and may be suspended or discontinued at any time. There were no shares repurchased under this program in the fourth quarter of 2022. As of December 31, 2022, there was $87.7 million, or approximately 2,661,664 shares based on the period-end closing stock price of $32.96, remaining under this program.
The following table provides information regarding our purchases of Rayonier common shares during the quarter ended December 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
October 1 to October 31	—	—	—	2,603,218
November 1 to November 30	—	—	—	2,445,051
December 1 to December 31	—	—	—	2,661,664
Total	—		—

(a)Purchases made in open-market transactions under the $100 million share repurchase program announced on February 10, 2016.
(b)Maximum number of shares authorized to be purchased at the end of October, November and December are based on month-end closing stock prices of $33.70, $35.88 and $32.96, respectively.

Rayonier, L.P.
MARKET FOR UNITS OF THE OPERATING PARTNERSHIP
There is no public trading market for Operating Partnership units.
HOLDERS
Including institutional holders, there were approximately 15 holders of record of our Operating Partnership units (other than the Company) on February 17, 2023.
DISTRIBUTIONS
The distribution rate on the Operating Partnership’s units is equal to the dividend rate on Rayonier Inc.’s common shares.
UNREGISTERED SALES OF EQUITY SECURITIES

There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended December 31, 2022.
ISSUER PURCHASES OF EQUITY SECURITIES

Pursuant to the Operating Partnership’s limited partnership agreement, limited partners have the right to redeem their Operating Partnership units for cash, or at our election, shares of Rayonier Common Stock on a one-for-one basis. During the quarter ended December 31, 2022, 2,500 Operating Partnership units held by limited partners were redeemed in exchange for shares of Rayonier Common Stock.

STOCK PERFORMANCE GRAPH
    The following graph compares the performance of Rayonier’s common shares (assuming reinvestment of dividends) with a broad-based market index (Standard & Poor’s (“S&P”) 500), and two industry-specific indices – the S&P Global Timber and Forestry Index and the FTSE NAREIT All Equity REIT Index.
    The table and related information below shall not be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.
The data in the following table was used to create the above graph as of December 31:

	2017	2018	2019	2020	2021	2022
Rayonier Inc.	$100	$90	$111	$104	$147	$124
S&P 500® Index	100	96	126	149	192	157
S&P® Global Timber and Forestry Index	100	80	93	111	127	100
FTSE NAREIT All Equity REIT Index	100	92	114	105	144	103
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
EXECUTIVE SUMMARY
OUR COMPANY
We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive softwood timber growing regions in the U.S. and New Zealand. Our revenues, operating income and cash flows are primarily derived from the following core business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate and Trading. We own or lease under long-term agreements approximately 2.4 million acres of timberland and real estate in Alabama, Arkansas, Florida, Georgia, Louisiana, Oklahoma, Oregon, South Carolina, Texas and Washington. We also have a 77% ownership interest in Matariki Forestry Group, a joint venture (“New Zealand subsidiary”), that owns or leases approximately 417,000 gross acres (297,000 net plantable acres) of timberlands in New Zealand.
Across our timberland management segments, we sell standing timber (primarily at auction to third parties) and delivered logs. Sales from our timber segments include all activities related to the harvesting of timber and other value-added activities such as the licensing of properties for hunting, the leasing of properties for mineral extraction and cell towers, as well as nature based solutions such as carbon credit sales. We believe we are the second largest publicly-traded timberland REIT and the fourth largest private timberland owner in the United States. Our Real Estate business manages all property sales and seeks to maximize the value of our properties that are more valuable for development, recreational or residential uses than for growing timber, and opportunistically sells non-strategic timberlands. Our Trading segment, primarily consisting of activity by the New Zealand subsidiary, markets and sells timber owned or acquired from third parties in New Zealand and Australia. We also engage in log trading activities from the U.S. South and U.S. Pacific Northwest.
CURRENT YEAR DEVELOPMENTS
    During 2022, we acquired approximately 141,000 acres of timberlands for $458.5 million. For additional information on acquisitions, see Note 4 - Timberland Acquisitions.
INDUSTRY AND MARKET CONDITIONS
The demand for timber is directly related to the underlying demand for pulp, paper, packaging, lumber and other wood products. The significant majority of timber sold in our Southern Timber segment is consumed domestically. With a higher proportion of pulpwood, our Southern Timber segment relies heavily on downstream markets for pulp and paper, and to a lesser extent wood pellet markets. Our Pacific Northwest Timber segment relies primarily on domestic customers but also exports a significant volume of timber, particularly to China. The Southern Timber and Pacific Northwest Timber segments rely on the strength of U.S. lumber markets as well as underlying housing starts. Our New Zealand Timber segment sells timber to domestic New Zealand wood products mills and also exports a significant portion of its volume to markets in China, South Korea and Taiwan. In addition to market dynamics in the Pacific Rim, the New Zealand Timber segment is subject to foreign exchange fluctuations, which can impact the operating results of the segment in U.S. dollar terms.
During 2022, global log and lumber markets experienced increased volatility due in part to Russia’s invasion of Ukraine and subsequent sanctions placed on Russia. While we do not expect our operations to be directly impacted by the conflict at this time, changes in global wood and commodity flows could impact the markets in which we operate.

In 2022, pricing in the U.S. South improved versus the prior year, with increases in both pulpwood and sawtimber prices in response to favorable local market supply and demand dynamics. While pricing can be influenced by macroeconomic factors, including residential construction activity, prices can vary considerably on a local level based on weather, the available inventory of logs, mill demand, and export market access. In the Pacific Northwest, average log prices for 2022 were higher when compared to the prior year, driven by a combination of improved sawtimber pricing resulting from strong domestic demand from lumber mills, as well as higher pulpwood pricing resulting from strong end-market demand and supply constraints. In New Zealand, average log prices for 2022 were lower than the prior year, which reflected the decline in the NZ$/US$ exchange rate, as well as the COVID lockdowns and construction market headwinds in China which constrained export market demand.
    We are subject to the risk of price fluctuations in certain of our cost components, primarily logging and transportation (cut and haul), ocean freight and demurrage costs. In 2022, each of our timber segments experienced upward pressure on these cost components, with the most significant increase experienced in logging and transportation costs in our Southern Timber segment. Other major components of our cost of sales are the cost basis of timber sold (depletion) and the cost basis of real estate sold. Depletion includes the amortization of capitalized site preparation, planting and fertilization, real estate taxes, timberland lease payments and certain payroll costs. The cost basis of real estate sold includes the cost basis in land and costs directly associated with the development and construction of identified real estate projects, such as infrastructure, roadways, utilities, amenities and/or other improvements. Other costs include amortization of capitalized costs related to road and bridge construction and software, depreciation of fixed assets and equipment, road maintenance, severance and excise taxes, fire prevention and real estate commissions and closing costs.
In Real Estate, overall demand and pricing for HBU properties remained strong in 2022. While higher interest rates caused demand for certain rural properties to moderate during the second half of 2022, favorable migration and demographic trends continue to benefit our improved development properties, specifically Wildlight, our development project north of Jacksonville, Florida, and Heartwood, our development project south of Savannah, Georgia.

CRITICAL ACCOUNTING ESTIMATES
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
MERCHANTABLE INVENTORY AND DEPLETION COSTS AS DETERMINED BY TIMBER HARVEST MODELS
    An annual depletion rate is established for each particular region by dividing the cost of merchantable inventory (including costs described above) by standing merchantable inventory volume. Pre-merchantable records are maintained for each planted year age class, including acres planted, stems per acre and costs of planting and tending. For more information, see Discussion of Timber Inventory and Sustainable Yield in Item 1 - Business.
    Significant assumptions and estimates are used in the recording of timber inventory and depletion costs. Factors that can impact timber volume include weather changes, losses due to natural causes, differences in actual versus estimated growth rates and changes in the age when timber is considered merchantable. A 3% company-wide change in estimated standing merchantable inventory would have caused an estimated change of approximately $3.9 million to 2022 depletion expense.
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

    Acquisitions of timberland can also affect the depletion rate. Upon the acquisition of timberland, we make a determination whether to combine the newly-acquired merchantable timber with an existing depletion pool or to create a new pool. The determination is based on the geographic location of the new timber, the customers/markets that will be served and species mix. During 2022, we acquired 141,000 acres of timberlands in Alabama, Florida, Georgia, Louisiana, Texas, Washington and New Zealand. These acquisitions did not have a material impact on 2022 depletion rates.
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
    In 2022, we recognized $0.2 million of pension and postretirement benefit credit due to the expected return on plan assets offsetting interest costs and amortization of losses. Numerous estimates and assumptions are required to determine the proper amount of pension and postretirement liabilities and annual expense to record in our financial statements. The key assumptions include discount rate, return on assets, health care cost trends, mortality rates and longevity of employees. Although there is authoritative guidance on how to select most of the assumptions, some degree of judgment is exercised in selecting these assumptions. Different assumptions, as well as actual versus expected results, would change the periodic benefit cost and funded status of the benefit plans recognized in the financial statements. The changes in our discount rate and expected return on plan assets have an inverse relationship with our projected benefit obligation and pension expense, respectively. A hypothetical 25 basis point increase/decrease in our pension plan’s discount rate would result in a decrease/increase in the projected benefit obligation of approximately $1.9 million and $2.0 million, respectively. A hypothetical 25 basis point increase/decrease in our pension plan’s expected return on plan assets assumption would result in a decrease/increase in pension expense of approximately $0.2 million. See Note 18 — Employee Benefit Plans for additional information.

IMPAIRMENT OF LONG-LIVED ASSETS
We review the carrying amount of long-lived assets whenever an event or a change in circumstances indicates that the carrying value of the asset or asset group may not be recoverable through future operations. If we evaluate recoverability, we are required to estimate future cash flows and residual value of the asset or asset group. The evaluation of future cash flows requires the use of assumptions that include future economic conditions such as construction costs and sales values that may differ from actual results. An impairment loss is recognized if the carrying amount of an asset is not recoverable and exceeds its fair value. See Note 1 — Summary of Significant Accounting Policies for additional information.

DEFERRED TAX ITEMS
The Timber and Real Estate operations conducted within our REIT are generally not subject to U.S. income taxation. We expect any variability in our effective tax rate and the amount of cash taxes to be paid to be driven primarily by our New Zealand Timber and Trading segments. Rayonier’s taxable REIT subsidiary is subject to U.S. federal and state income taxes. Deferred tax expense or benefit is recognized in the financial statements according to the changes in deferred tax assets and liabilities between years. Valuation allowances are established to reduce deferred tax assets when it becomes more likely than not that such assets will not be realized. See Note 20 — Income Taxes for additional information about our unrecognized tax benefits.

ENVIRONMENTAL AND NATURAL RESOURCE DAMAGE LIABILITIES
We determine the costs of environmental remediation for areas we have been named potentially liable parties based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability and emerging remediation technologies. At December 31, 2022, the total amount of liabilities recorded on our Consolidated Balance Sheets related to environmental contamination and Natural Resource Damages was $15.6 million, which reflected an increase in liabilities related to revised environmental and natural resources damage cost estimates recorded in the fourth quarter of 2022. This is management’s best estimate of the costs for remediation and restoration, however, management will continue to monitor the cleanup process and make adjustments to the liability as needed. For more information, see Governmental Regulations and Environmental Matters in Item 1 - Business, Note 1 — Summary of Significant Accounting Policies and Note 12 — Environmental Remediation Liabilities.

RESULTS OF OPERATIONS
Summary of our results of operations for the three years ended December 31:

Financial Information (in millions of dollars)	2022	2021	2020
Sales
Southern Timber	$264.2	$204.4	$191.8
Pacific Northwest Timber	162.2	143.0	120.8
New Zealand Timber	274.1	281.2	202.3
Timber Funds (a)	—	199.4	29.6
Real Estate
Improved Development	35.4	51.7	14.5
Unimproved Development	—	37.5	8.4
Rural	59.5	43.1	67.2
Timberland & Non-Strategic.	11.4	—	19.3
Conservation Easement	—	3.9	3.1
Deferred Revenue/Other (b)	1.2	(2.4)	0.9
Large Dispositions	30.5	56.0	116.0
Total Real Estate	138.0	189.9	229.3
Trading	71.0	95.4	89.0
Intersegment Eliminations	(0.4)	(3.7)	(3.6)
Total Sales	$909.1	$1,109.6	$859.2

Operating Income (Loss)
Southern Timber	$96.6	$66.1	$41.3
Pacific Northwest Timber	15.2	6.8	(10.0)
New Zealand Timber	30.6	51.5	30.0
Timber Funds (a)	—	63.3	(13.2)
Real Estate (b)(c)	58.5	112.5	72.0
Trading	0.4	0.1	(0.5)
Corporate and other	(35.5)	(30.6)	(45.2)
Operating Income	165.8	269.8	74.4
Interest expense	(36.2)	(44.9)	(38.8)
Interest and other miscellaneous income, net	2.6	0.2	1.2
Income tax expense	(9.4)	(14.6)	(7.0)
Net Income	122.8	210.5	29.8
Less: Net (income) loss attributable to noncontrolling interests in consolidated affiliates (d)	(13.3)	(53.4)	7.8
Net Income Attributable to Rayonier, L.P.	$109.5	$157.1	$37.6
Less: Net income attributable to noncontrolling interests in the operating partnership	(2.4)	(4.5)	(0.5)
Net Income Attributable to Rayonier Inc.	$107.1	$152.6	$37.1

Adjusted EBITDA (e)
Southern Timber	$156.9	$120.2	$109.1
Pacific Northwest Timber	63.9	57.3	37.1
New Zealand Timber	54.5	78.5	55.0
Timber Funds	—	2.3	1.8
Real Estate	72.7	100.7	91.4
Trading	0.4	0.1	(0.5)
Corporate and other	(34.2)	(29.4)	(26.6)
Total Adjusted EBITDA (e)	$314.2	$329.8	$267.4

(a)The year ended December 31, 2021 includes sales and operating income of $156.8 million and $51.5 million, respectively, from Fund II Timberland Dispositions.
(b)Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.
(c)The year ended December 31, 2022 includes $16.0 million of equity income from the sale of a multi-family apartment complex in Bainbridge Island, Washington and $16.6 million from Large Dispositions. The years ended December 31, 2021 and December 31, 2020 include income of $44.8 million and $28.7 million, respectively, from Large Dispositions.
(d)The year ended December 31, 2021 includes a $41.2 million gain from Fund II Timberland Dispositions. The year ended December 31, 2020 includes a $7.3 million loss related to timber write-offs resulting from casualty events.
(e)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Item 7 - Performance and Liquidity Indicators.

Southern Timber Overview	2022	2021	2020
Sales Volume (in thousands of tons)
Pine Pulpwood	3,911	3,516	3,804
Pine Sawtimber	2,041	2,001	2,243
Total Pine Volume	5,952	5,517	6,047
Hardwood	331	177	152
Total Volume	6,283	5,694	6,199

% Delivered Volume (vs. Total Volume)	43%	40%	41%
% Pine Sawtimber Volume (vs. Total Pine Volume)	34%	36%	37%
% Export Volume (vs. Total Volume) (a)	2%	5%	3%

Net Stumpage Prices (dollars per ton) (b)
Pine Pulpwood	$22.45	$19.09	$15.83
Pine Sawtimber	34.36	28.27	25.72
Weighted Average Pine	$26.53	$22.42	$19.50
Hardwood	23.48	17.96	11.52
Weighted Average Total	$26.37	$22.28	$19.30

Summary Financial Data (in millions of dollars)
Timber Sales	$236.6	$179.8	$170.2
Less: Cut and Haul	(64.0)	(43.6)	(45.4)
Less: Port and Freight	(6.8)	(9.4)	(5.2)
Net Stumpage Sales	$165.8	$126.9	$119.6

Non-Timber Sales	27.6	24.6	21.6
Total Sales	$264.2	$204.4	$191.8

Operating Income	$96.6	$66.1	$41.3
(+) Timber write-offs resulting from casualty events (c)	—	—	6.0
(+) Depreciation, depletion and amortization	60.3	54.1	61.8
Adjusted EBITDA (d)	$156.9	$120.2	$109.1

Other Data
Year-End Acres (in thousands)	1,919	1,798	1,733

(a)Estimated percentage of export volume, which includes volumes sold to third-party exporters in addition to direct exports through our log export program.
(b)Pulpwood and sawtimber product pricing for composite stumpage sales is estimated based on market data.
(c)Timber write-offs resulting from casualty events include the write-off of merchantable and pre-merchantable timber volume destroyed by casualty events which cannot be salvaged.
(d)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Item 7 - Performance and Liquidity Indicators.

Pacific Northwest Timber Overview	2022	2021	2020
Sales Volume (in thousands of tons)
Pulpwood	300	287	297
Sawtimber	1,285	1,382	1,306
Total Volume	1,585	1,669	1,603

% Delivered Volume (vs. Total Volume)	92%	88%	90%
% Sawtimber Volume (vs. Total Volume)	81%	83%	82%
% Export Volume (vs. Total Volume) (a)	11%	16%	10%

Delivered Log Pricing (in dollars per ton)
Pulpwood	$50.83	$31.65	$35.51
Sawtimber	112.44	97.87	84.93
Weighted Average Log Price	$100.50	$86.23	$75.44

Summary Financial Data (in millions of dollars)
Timber Sales	$156.6	$137.1	$116.6
Less: Cut and Haul	(62.7)	(55.3)	(54.6)
Less: Port and Freight	(2.8)	—	—
Net Stumpage Sales	$91.1	$81.8	$62.0

Non-Timber Sales	5.6	5.9	4.2
Total Sales	$162.2	$143.0	$120.8

Operating Income (Loss)	$15.2	$6.8	($10.0)
(+) Timber write-off resulting from casualty events (b)	0.7	—	—
(+) Depreciation, depletion and amortization	48.0	50.5	47.1
Adjusted EBITDA (c)	$63.9	$57.3	$37.1

Other Data
Year-End Acres (in thousands)	474	490	507
Northwest Sawtimber (in dollars per MBF) (d)	$849	$748	$666

(a)Estimated percentage of export volume, which includes volumes sold to third-party exporters in addition to direct exports through our log export program.
(b)Timber write-off resulting from casualty events includes the write-off of merchantable and pre-merchantable timber volume related to a fire casualty event.
(c)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Item 7 - Performance and Liquidity Indicators.
(d)Delivered Sawtimber excluding chip-n-saw.

New Zealand Timber Overview	2022	2021	2020
Sales Volume (in thousands of tons)
Domestic Pulpwood (Delivered)	388	425	470
Domestic Sawtimber (Delivered)	686	671	665
Export Pulpwood (Delivered)	182	198	133
Export Sawtimber (Delivered)	1,360	1,308	1,221
Total Volume	2,616	2,602	2,488

% Delivered Volume (vs. Total Volume)	100%	100%	100%
% Sawtimber Volume (vs. Total Volume)	78%	76%	76%
% Export Volume (vs. Total Volume) (a)	59%	58%	54%

Delivered Log Pricing (in dollars per ton)
Domestic Pulpwood	$33.50	$41.97	$33.79
Domestic Sawtimber	71.87	83.19	70.37
Export Sawtimber	124.91	138.84	98.47
Weighted Average Log Price	$96.77	$107.65	$78.17

Summary Financial Data (in millions of dollars)
Timber Sales	$253.1	$280.1	$194.5
Less: Cut and Haul	(95.8)	(93.4)	(77.6)
Less: Port and Freight Costs	(92.5)	(89.6)	(42.9)
Net Stumpage Sales	$64.8	$97.1	$74.0

Non-Timber Sales / Carbon Credits	21.0	1.1	7.8
Total Sales	$274.1	$281.2	$202.3

Operating Income	$30.6	$51.5	$30.0
(+) Depreciation, depletion and amortization	23.9	27.0	25.0
Adjusted EBITDA (b)	$54.5	$78.5	$55.0

Other Data
New Zealand Dollar to U.S. Dollar Exchange Rate (c)	0.6350	0.7090	0.6522
Net Plantable Year-End Acres (in thousands)	297	296	296
Export Sawtimber (in dollars per JAS m3)	$145.23	$161.42	$114.50
Domestic Sawtimber (in $NZD per tonne)	$124.50	$129.07	$118.69

(a)Estimated percentage of export volume which includes volumes sold to third-party exporters in addition to direct exports through our log export program.
(b)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Item 7 - Performance and Liquidity Indicators.
(c)Represents the period average rates for each year.

Real Estate Overview	2022	2021	2020
Sales (in millions of dollars)
Improved Development (a)	$35.4	$51.7	$14.5
Unimproved Development	—	37.5	8.4
Rural	59.5	43.1	67.2
Timberland & Non-Strategic	11.4	—	19.3
Conservation Easement	—	3.9	3.1
Deferred Revenue/Other (b)	1.2	(2.4)	0.9
Large Dispositions (c)	30.5	56.0	116.0
Total Sales	$138.0	$189.9	$229.3

Acres Sold
Improved Development (a)	225	791	330
Unimproved Development	—	359	570
Rural	13,156	14,565	22,437
Timberland & Non-Strategic	3,966	34	20,701
Large Dispositions (c)	10,977	16,622	66,946
Total Acres Sold	28,323	32,371	110,984

Price per Acre (dollars per acre)
Improved Development (a)	$157,424	$65,375	$43,957
Unimproved Development	—	104,579	14,780
Rural	4,522	2,958	2,993
Timberland & Non-Strategic	2,874	1,297	930
Large Dispositions (c)	2,776	3,372	1,733
Weighted Average (Total) (d)	$6,128	$8,403	$2,483
Weighted Average (Adjusted) (e)	$4,140	$5,391	$2,170

Total Sales (Excluding Large Dispositions)	$107.5	$133.9	$113.3

Operating Income	$58.5	$112.5	$72.0
(+) Depreciation, depletion and amortization	13.9	7.9	17.7
(+) Non-cash cost of land and improved development	28.4	25.0	30.4
(–) Gain associated with the multi-family apartment complex sale attributable to NCI (f)	(11.5)	—	—
(–) Large Dispositions (c)	(16.6)	(44.8)	(28.7)
Adjusted EBITDA (g)	$72.7	$100.7	$91.4

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
(d)Excludes Large Dispositions.
(e)Excludes Improved Development and Large Dispositions.
(f)Gain associated with the multi-family apartment complex sale attributable to NCI represents the gain recognized in connection with the sale of property by the Bainbridge Landing joint venture attributable to noncontrolling interests.
(g)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Item 7 - Performance and Liquidity Indicators.

Trading Overview	2022	2021	2020
Sales Volume (in thousands of tons)
U.S.	99	1	1
NZ	460	705	959
Total Volume	559	706	960

Summary Financial Data (in millions of dollars)
Trading Sales	$69.3	$93.6	$87.6
Non-Timber Sales	1.7	1.7	1.4
Total Sales	$71.0	$95.4	$89.0

Operating Income (Loss)	$0.4	$0.1	($0.5)
Adjusted EBITDA (a)	$0.4	$0.1	($0.5)

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Item 7 - Performance and Liquidity Indicators.

Capital Expenditures By Segment	2022	2021	2020
Timber Capital Expenditures (in millions of dollars)
Southern Timber
Reforestation, silvicultural and other capital expenditures	$24.1	$21.5	$20.7
Property taxes	7.1	6.8	6.8
Lease and timber deed payments	3.1	3.1	3.5
Allocated overhead	4.9	4.4	4.4
Subtotal Southern Timber	$39.3	$35.8	$35.5
Pacific Northwest Timber
Reforestation, silvicultural and other capital expenditures	10.5	10.8	6.5
Property taxes	1.1	1.1	0.8
Allocated overhead	5.2	4.7	4.1
Subtotal Pacific Northwest Timber	$16.8	$16.6	$11.4
New Zealand Timber
Reforestation, silvicultural and other capital expenditures	10.9	11.2	8.9
Property taxes	0.8	0.8	0.7
Lease and timber deed payments	4.4	5.2	4.3
Allocated overhead	2.4	3.0	2.7
Subtotal New Zealand Timber	$18.5	$20.1	$16.6
Total Timber Segments Capital Expenditures	$74.5	$72.5	$63.5
Timber Funds (“Look-through”) (a)	—	0.5	0.3
Real Estate	0.3	0.2	0.4
Total Capital Expenditures	$74.8	$73.2	$64.2

Timberland Acquisitions
Southern Timber	$457.8	$168.2	$24.2
New Zealand Timber	0.7	10.9	0.5
Total Timberland Acquisitions	$458.5	$179.1	$24.7

Real Estate Development Investments (b)	$13.7	$12.5	$6.5

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

RESULTS OF OPERATIONS, 2022 VERSUS 2021
(millions of dollars)
The following tables summarize sales, operating income and Adjusted EBITDA variances for 2022 versus 2021:

Sales	Southern Timber		Pacific Northwest Timber		New Zealand Timber		Timber Funds	Real Estate		Trading	Elim.		Total
2021	$204.4		$143.0		$281.2		$199.4	$189.9		$95.4	($3.7)		$1,109.6
Volume	13.1		(4.1)		1.4		—	12.9		(19.5)	—		3.8
Price	25.7		11.3		(37.5)		—	(39.9)		(4.8)	—		(45.2)
Non-timber sales	3.0		(0.3)		20.0		—	—		0.1	—		22.8
Foreign exchange (a)	—		—		(7.5)		—	—		—	—		(7.5)
Other	18.0	(b)	12.3	(b)	16.5	(c)	(199.4)	(24.9)	(d)	(0.2)	3.3	(e)	(174.4)
2022	$264.2		$162.2		$274.1		—	$138.0		$71.0	($0.4)		$909.1

(a)Net of currency hedging impact.
(b)Includes variance due to stumpage versus delivered sales.
(c)Includes variance due to domestic versus export sales.
(d)Includes a $25.6 million decrease in Large Dispositions in addition to Conservation Easements sales in 2021.
(e)Includes a decrease in Intersegment eliminations related to timberland management fees paid by the timber funds and reported as sales within the Timber Funds segment.

Operating Income	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Corporate and Other	Total
2021	$66.1	$6.8	$51.5	$63.3	$112.5	$0.1	($30.6)	$269.8
Volume	7.5	(1.1)	0.4	—	9.7	—	—	16.5
Price (a)	25.7	11.3	(37.5)	—	(39.9)	—	—	(40.4)
Cost	(4.5)	(2.2)	(1.9)	—	(7.6)	0.2	(4.9)	(20.9)
Non-timber income	2.5	(0.3)	19.7	—	—	0.1	—	22.0
Foreign exchange (b)	—	—	(2.1)	—	—	—	—	(2.1)
Depreciation, depletion & amortization	(0.7)	—	0.5	—	(5.3)	—	—	(5.5)
Non-cash cost of land and improved development	—	—	—	—	(2.4)	—	—	(2.4)
Other (c)	—	0.7	—	(63.3)	(8.5)	—	—	(71.1)
2022	$96.6	$15.2	$30.6	—	$58.5	$0.4	($35.5)	$165.8

(a)For Timber segments, price reflects net stumpage realizations (i.e. net of cut and haul and shipping costs). For Real Estate, price is presented net of cash closing costs.
(b)Net of currency hedging impact.
(c)Real Estate primarily includes Large Dispositions and equity income from joint venture entities, including the gain from the sale of the multi-family apartment complex in Bainbridge Island, Washington.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Corporate and Other	Total
2021	$120.2	$57.3	$78.5	$2.3	$100.7	$0.1	($29.4)	$329.8
Volume	13.0	(3.6)	0.5	—	12.9	—	—	22.8
Price (b)	25.7	11.3	(37.5)	—	(39.9)	—	—	(40.4)
Cost	(4.5)	(2.2)	(1.9)	—	(7.6)	0.2	(4.8)	(20.8)
Non-timber income	2.5	(0.3)	19.7	—	—	0.1	—	22.0
Foreign exchange (c)	—	—	(4.8)	—	—	—	—	(4.8)
Other (d)	—	1.4	—	(2.3)	6.6	—	—	5.7
2022	$156.9	$63.9	$54.5	—	$72.7	$0.4	($34.2)	$314.2

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Item 7 - Performance and Liquidity Indicators.
(b)For Timber segments, price reflects net stumpage realizations (i.e. net of cut and haul and shipping costs). For Real Estate, price is presented net of cash closing costs.
(c)Net of currency hedging impact.
(d)Pacific Northwest Timber includes a $1.4 million timber reservation sale to a conservation group.

SOUTHERN TIMBER
    Full-year sales of $264.2 million increased $59.8 million, or 29%, versus the prior year, including an increase in non-timber sales of $3.0 million versus the prior year. Harvest volumes increased 10% to 6.28 million tons versus 5.69 million tons in the prior year. Average pine sawtimber stumpage prices increased 22% to $34.36 per ton versus $28.27 per ton in the prior year, while average pine pulpwood stumpage prices increased 18% to $22.45 per ton versus $19.09 in the prior year. The increase in average pine pulpwood prices was primarily due to strong domestic demand. The increase in average pine sawtimber prices was primarily due to strong domestic lumber demand, as well as upward pressure on chip-n-saw pricing due to increased competition from pulp mills.
    Operating income of $96.6 million increased $30.5 million versus the prior year due to higher net stumpage realizations ($25.7 million), higher volumes ($7.5 million), and higher non-timber income ($2.5 million), partially offset by higher costs ($4.5 million) and higher depletion rates ($0.7 million). Full-year Adjusted EBITDA of $156.9 million was $36.7 million above the prior year.
PACIFIC NORTHWEST TIMBER
    Full-year sales of $162.2 million increased $19.2 million, or 13%, versus the prior year. Harvest volumes decreased 5% to 1.59 million tons versus 1.67 million tons in the prior year. Average delivered sawtimber prices increased 15% to $112.44 per ton versus $97.87 per ton in the prior year, reflecting relatively strong customer demand and a favorable species mix, as a higher proportion of Douglas-fir sawtimber was harvested. Average delivered pulpwood prices increased 61% to $50.83 per ton versus $31.65 per ton in the prior year, primarily driven by supply constraints amid strong end-market demand.
    Operating income of $15.2 million improved $8.4 million versus the prior year, primarily due to higher net stumpage realizations ($11.3 million) and a timber reservation sale to a conservation group ($1.4 million), partially offset by higher costs ($2.2 million), lower volumes ($1.1 million), a timber write-off resulting from casualty events ($0.7 million), and lower non-timber income ($0.3 million). Full-year Adjusted EBITDA of $63.9 million was $6.6 million above the prior year.
NEW ZEALAND TIMBER
    Full-year sales of $274.1 million decreased $7.1 million, or 3%, versus the prior year. Harvest volumes increased 1% to 2.62 million tons versus 2.60 million tons in the prior year driven by slightly higher export demand versus the prior year period that was negatively impacted by COVID-19 related headwinds. Average delivered prices for export sawtimber decreased 10% to $124.91 per ton versus $138.84 per ton in the prior year, while average delivered prices for domestic sawtimber decreased 14% to $71.87 per ton versus $83.19 per ton in the prior year. The decrease in export sawtimber prices primarily reflected constrained export market demand due to COVID lockdowns and construction market headwinds in China. The decrease in domestic sawtimber prices (in U.S. dollar terms) was primarily driven by the NZ$/US$ exchange rate (US$0.64 per NZ$1.00 versus US$0.71 per NZ$1.00). Excluding the impact of foreign exchange rates, domestic sawtimber prices decreased 4% from the prior year, reflecting slowing domestic market demand and additional supply due to export market headwinds.

    Operating income of $30.6 million decreased $20.9 million versus the prior year due to lower net stumpage realizations ($37.5 million), unfavorable foreign exchange impacts ($2.1 million), and higher forest management costs ($1.9 million), partially offset by lower depletion rates ($0.5 million), higher volumes ($0.4 million), and higher non-timber income ($19.7 million). Full-year Adjusted EBITDA of $54.5 million was $24.0 million below the prior year.
TIMBER FUNDS
During 2021, we sold the rights to manage Fund III and Fund IV, as well as our ownership interests in both funds, and we completed the liquidation of Fund II timberland assets. As such, we had no sales, operating income or Adjusted EBITDA in 2022 in the Timber Funds segment.
REAL ESTATE
    Full-year sales of $138.0 million decreased $51.9 million versus the prior year, while operating income of $58.5 million decreased $54.0 million versus the prior year. Sales and operating income in the current year included $30.5 million and $16.6 million, respectively, from Large Dispositions. Current year operating income also included an $11.5 million gain attributable to noncontrolling interests from the sale of a multi-family apartment complex in Bainbridge Island, Washington. Prior year sales and operating income included $56.0 million and $44.8 million, respectively, from Large Dispositions. Sales decreased primarily due to lower volumes (28,323 acres sold versus 32,371 acres sold in the prior year) and lower weighted average prices ($4,829 per acre versus $5,820 per acre in the prior year). Full-year Adjusted EBITDA of $72.7 million was $28.0 million below the prior year.
TRADING
Full-year sales of $71.0 million decreased $24.4 million versus the prior year due to lower volumes and prices. Sales volumes decreased 21% to 559,000 tons versus 706,000 tons in the prior year. Operating income and Adjusted EBITDA increased $0.2 million versus the prior year.
CORPORATE AND OTHER EXPENSE/ELIMINATIONS
    Full-year corporate and other operating expense of $35.5 million increased $4.9 million versus the prior year, primarily due to higher compensation expenses ($3.9 million), higher legal costs ($0.7 million), higher meals and travel expenses ($0.6 million), and higher other overhead costs ($0.4 million), partially offset by lower benefit costs ($0.7 million).
INTEREST EXPENSE
    Full-year interest expense of $36.2 million decreased $8.7 million versus the prior year period, as the prior year period included a $2.2 million loss from the termination of a cash flow hedge. Additionally, full-year interest expense benefited from lower average outstanding debt and a lower weighted-average interest rate as compared to the prior year period.
INTEREST AND OTHER MISCELLANEOUS INCOME, NET
Other non-operating income of $2.6 million increased $2.4 million versus the prior year primarily due to increased interest income and prior year costs related to debt extinguishments and modifications, partially offset by increased environmental and natural resource damage remediation costs.
INCOME TAX EXPENSE
Full-year income tax expense of $9.4 million decreased $5.3 million versus the prior year period as a result of lower taxable income. The New Zealand subsidiary is the primary driver of income tax expense.
RESULTS OF OPERATIONS, 2021 VERSUS 2020
Refer to Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2021 for the results of operations discussion for the fiscal year ended December 31, 2021 compared to the fiscal year ended December 31, 2020.

OUTLOOK FOR 2023
In 2023, we expect to achieve full-year harvest volumes in our Southern Timber segment of 6.7 to 7.0 million tons. The anticipated increase relative to 2022 reflects the additional volume associated with our previously announced acquisitions. We also anticipate higher non-timber income for full-year 2023 as compared to full-year 2022. However, we expect that the increase in harvest volumes and non-timber income will be largely offset by lower weighted average stumpage realizations due to softer demand as well as higher harvest and transportation costs.
In our Pacific Northwest Timber segment, we expect to achieve full-year harvest volumes of approximately 1.5 to 1.6 million tons. The anticipated decrease relative to 2022 reflects recent land sales activity, a more muted domestic demand outlook, and an ongoing mix shift toward Douglas-fir, which has a lower MBF-to-ton conversion ratio. We further expect weighted average pricing to decline relative to full-year 2022 due to weaker macroeconomic conditions and lower lumber prices.
In our New Zealand Timber segment, we expect to achieve full-year harvest volumes of 2.5 to 2.7 million tons. We anticipate that stumpage margins will remain under pressure to start the year but are optimistic that export market conditions will gradually improve as the operating environment in China normalizes following the COVID-related disruptions that persisted throughout 2022. We further expect that favorable carbon credit pricing and volumes will contribute to improved results in 2023.
In our Real Estate segment, we are encouraged by the continued interest in both our development projects and rural properties despite the higher interest rate environment. However, we anticipate that real estate activity will be significantly weighted to the second half of the year, with relatively limited activity in the first quarter in particular.
Our 2023 outlook is subject to a number of variables and uncertainties, including those discussed at Item 1A — Risk Factors.

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
CREDIT RATINGS
Both our ability to obtain financing and the related costs of borrowing are affected by our credit ratings, which are periodically reviewed by the rating agencies. As of December 31, 2022, our credit ratings from S&P and Moody’s were “BBB-” and “Baa3,” respectively, with both agencies listing our outlook as “Stable.”
SUMMARY OF LIQUIDITY AND FINANCING COMMITMENTS

	As of December 31,
(in millions of dollars)	2022	2021	2020
Cash and cash equivalents (excluding Timber Funds)	$114.3	$358.7	$80.5
Total debt (excluding Timber Funds) (a)	1,523.1	1,376.1	1,294.9
Noncontrolling interests in the operating partnership	105.8	133.8	130.1
Shareholders’ equity	1,880.7	1,815.6	1,862.6
Net Income Attributable to Rayonier Inc.	107.1	152.6	37.1
Adjusted EBITDA (b)	314.2	329.8	267.4
Total capitalization (total debt plus permanent and temporary equity)	3,509.6	3,325.5	3,287.6
Debt to capital ratio	43%	41%	39%
Debt to Adjusted EBITDA (b)	4.8	4.2	4.8
Net debt to Adjusted EBITDA (b)(c)	4.5	3.1	4.5
Net debt to enterprise value (c)(d)	22%	14%	23%

(a)Total debt as of December 31, 2022, 2021 and 2020 reflects the principal on long-term debt, net of fair market value adjustments and gross of deferred financing costs and unamortized discounts of $8.4 million, $8.3 million and $2.5 million, respectively.
(b)For a reconciliation of Adjusted EBITDA to net income see Management’s Discussion and Analysis of Financial Condition and Results of Operations—Performance and Liquidity Indicators.
(c)Net debt is calculated as total debt less cash and cash equivalents.
(d)Enterprise value based on market capitalization (including Rayonier, L.P. “OP” units) plus net debt based on Rayonier’s share price of $32.96, $40.36, and $29.38 as of December 31, 2022, 2021 and 2020, respectively.

AT-THE-MARKET EQUITY OFFERING PROGRAM (“ATM Program”)
On November 4, 2022 we entered into a new distribution agreement with a group of sales agents through which we may sell common shares, from time to time, having an aggregate sales price of up to $300 million (the “2022 ATM Program”). As of December 31, 2022, $270.7 million remains available for issuance under the 2022 ATM Program.
The following table outlines the common stock issuance pursuant to our ATM Programs (dollars in millions):

	Year Ended December 31,
	2022	2021
Shares of common stock issued under the ATM Programs	1,579,228	6,357,972
Average price of common stock issued under the ATM Programs	$38.05	$37.05
Gross proceeds	$60.4	$235.5
Commissions	$0.6	$2.4
CASH FLOWS
    The following table summarizes our cash flows from operating, investing and financing activities for each of the three years ended December 31 (in millions of dollars):

	2022	2021	2020
Total cash provided by (used for):
Operating activities	$269.2	$325.1	$204.2
Investing activities	(516.4)	(26.3)	(213.6)
Financing activities	(4.6)	(16.3)	27.0
Effect of exchange rate changes on cash	(1.9)	(0.9)	(0.1)
Change in cash, cash equivalents and restricted cash	($253.7)	$281.7	$17.5
CASH PROVIDED BY OPERATING ACTIVITIES
Cash provided by operating activities decreased $55.9 million versus the prior year primarily due to lower operating results and higher cash taxes paid.
CASH USED FOR INVESTING ACTIVITIES
Cash used for investing activities increased $490.1 million versus the prior year primarily due to higher cash used for timberland acquisitions ($279.4 million), prior year net proceeds from the sale of Timber Fund II timberlands ($154.7 million) and Timber Funds III and IV ($31.0 million), lower proceeds from Large Dispositions ($25.2 million) and higher real estate development investments ($1.2 million), partially offset by lower capital expenditures ($1.2 million) and other investing activities ($0.2 million).
CASH USED FOR FINANCING ACTIVITIES
Cash used for financing activities decreased $11.7 million from the prior year due to an increase in net borrowings ($98.6 million), lower distributions to noncontrolling interests in consolidated affiliates ($89.5 million), make-whole fees on debt prepayments in the prior year ($6.2 million), lower debt issuance costs ($4.1 million) and lower distributions to noncontrolling interests in the operating partnership ($0.6 million), partially offset by lower proceeds from the issuance of common shares under the ATM Program ($169.3 million), higher dividends paid on common stock ($12.2 million), lower proceeds from the issuance of common shares under the incentive stock plan ($3.3 million) and increases in share repurchases for tax withholding on vested incentive stock awards ($2.6 million).

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
Significant long-term uses of cash include the following (in millions):

Future uses of cash (in millions)	Total	Payments Due by Period
		2023	2024-2025	2026-2027	Thereafter
Long-term debt (a)	$1,523.1	—	$21.9	$501.2	$1,000.0
Interest payments on long-term debt (b)	388.5	70.0	139.7	115.6	63.2
Operating leases — timberland (c)	194.9	8.8	16.8	15.2	154.1
Operating leases — PP&E, offices (c)	7.3	1.2	1.9	1.0	3.2
Commitments — development projects (d)	32.2	27.0	1.2	0.5	3.5
Commitments — derivatives (e)	5.9	5.5	0.4	—	—
Commitments — environmental remediation (f)	15.6	1.2	10.2	1.4	2.8
Commitments — other (g)	1.5	0.8	0.7	—	—
Total	$2,169.0	$114.5	$192.8	$634.9	$1,226.8

(a)The book value of long-term debt, net of deferred financing costs and unamortized discounts, is currently recorded at $1,514.7 million on our Consolidated Balance Sheets, but upon maturity the liability will be $1,523.1 million. See Note 7 - Debt for additional information.
(b)Projected interest payments for variable-rate debt were calculated based on outstanding principal amounts and interest rates as of December 31, 2022.
(c)Excludes anticipated renewal options.
(d)Commitments — development projects primarily consists of payments expected to be made on our Wildlight and Heartwood projects.
(e)Commitments — derivatives represent payments expected to be made on derivative financial instruments (foreign exchange contracts). See Note 8 — Derivative Financial Instruments and Hedging Activities for additional information.
(f)Commitments — environmental remediation represents our estimate of potential liability associated with environmental contamination and Natural Resource Damages in Port Gamble, Washington. See Note 12 - Environmental and Natural Resource Damage Liabilities for additional information.
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

EXPECTED 2023 EXPENDITURES
    Capital expenditures in 2023 are forecasted to be between $85 million and $95 million, excluding any strategic timberland acquisitions we may make. Capital expenditures are expected to primarily consist of seedling planting, fertilization and other silvicultural activities, property taxes, lease payments, allocated overhead and other capitalized costs. Aside from capital expenditures, we may also acquire timberland as we actively evaluate acquisition opportunities.
    Real estate development investments in 2023 are expected to be between $25 million and $28 million, net of anticipated reimbursements. Expected real estate development investments are primarily related to Wildlight, our mixed-use community development project located north of Jacksonville, Florida and Heartwood, our mixed-use development project located in Richmond Hill just south of Savannah, Georgia.
    Our 2023 dividend payments on Rayonier Inc. common shares and distributions to Rayonier, L.P. unitholders are expected to be approximately $167.9 million and $3.7 million, respectively, assuming no change in the quarterly dividend rate of $0.285 per share or material changes in the number of common shares or partnership units outstanding.
    Future share repurchases, if any, will depend on the Company’s liquidity and cash flow, as well as general market conditions and other considerations including capital allocation priorities.

    We made no discretionary pension contributions in 2022. We expect to make estimated cash contributions in 2023 of approximately $7.6 million in order to fund the Defined Benefit Plan on a plan termination basis. Additionally, we anticipate settling the Excess Benefit Plan with lump sum payments upon termination of the Defined Benefit Plan with cash contributions of approximately $1.3 million. See Note 18 — Employee Benefit Plans for additional information.
    Cash income tax payments in 2023 are expected to be between $5 million and $9 million, primarily due to the New Zealand subsidiary.
OFF-BALANCE SHEET ARRANGEMENTS
We utilize off-balance sheet arrangements to provide credit support for certain suppliers and vendors in case of their default on critical obligations, and collateral for outstanding claims under our previous workers’ compensation self-insurance programs. These arrangements consist of standby letters of credit and surety bonds. As part of our ongoing operations, we also periodically issue guarantees to third parties. Off-balance sheet arrangements are not considered a source of liquidity or capital resources and do not expose us to material risks or material unfavorable financial impacts. See Note 13 — Guarantees for additional information on the letters of credit and surety bonds as of December 31, 2022.
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
Rayonier, L.P. is a limited partnership, in which Rayonier Inc. is the general partner. The operating subsidiaries of Rayonier, L.P. conduct all of our operations. Rayonier, L.P.’s most significant assets are its interest in operating subsidiaries, which have been excluded in the table below to eliminate intercompany transactions between the issuer and guarantors and to exclude investments in non-guarantors. As a result, our ability to make required payments on the notes depends on the performance of our operating subsidiaries and their ability to distribute funds to us. There are no material restrictions on dividends from the operating subsidiaries.
The following table contains the summarized balance sheet information for the consolidated obligor group of debt issued by Rayonier, L.P. for the two years ended December 31:

(in millions)	December 31, 2022	December 31, 2021
Current assets	$112.2	$335.8
Non-current assets	122.8	54.6
Current liabilities	19.8	146.0
Non-current liabilities	2,001.9	1,821.7
Due to non-guarantors	520.4	570.4
The following table contains the summarized results of operations information for the consolidated obligor group of debt issued by Rayonier, L.P. for the two years ended December 31:

(in millions)	December 31, 2022	December 31, 2021
Cost and expenses	($28.9)	($27.5)
Operating loss	(28.9)	(27.3)
Net loss	(54.3)	(69.7)
Revenue from non-guarantors	977.9	1,109.4

LIQUIDITY FACILITIES
    See Note 7 — Debt for information on liquidity facilities and other outstanding debt, as well as for information on covenants that must be met in connection with our Senior Notes due 2031, Term Credit Agreement, Incremental Term Loan Agreement, 2021 Incremental Term Loan Agreement, 2022 Incremental Term Loan Agreement and Revolving Credit Facility.
RESTRICTED CASH
See Note 21 — Restricted Cash for further information regarding the funds deposited with a third-party intermediary and cash held in escrow.

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
Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of land and improved development, non-operating income and expense, operating (income) loss attributable to noncontrolling interests in Timber Funds, timber write-offs resulting from casualty events, gain associated with the multi-family apartment complex sale attributable to noncontrolling interests, costs related to the merger with Pope Resources, the gain on investment in Timber Funds, Fund II Timberland Dispositions and Large Dispositions.
Below is a reconciliation of Net Income to Adjusted EBITDA for the three years ended December 31 (in millions of dollars):

	2022	2021	2020
Net Income to Adjusted EBITDA Reconciliation
Net Income	$122.8	$210.5	$29.8
Operating (income) loss attributable to NCI in Timber Funds	—	(45.6)	11.6
Interest, net attributable to NCI in Timber Funds	—	0.3	0.5
Income tax expense attributable to NCI in Timber Funds	—	0.1	0.2
Net income (Excluding NCI in Timber Funds)	$122.8	$165.3	$42.1
Interest, net and miscellaneous income attributable to Rayonier	33.2	44.3	38.0
Income tax expense attributable to Rayonier	9.4	14.6	6.8
Depreciation, depletion and amortization attributable to Rayonier	147.3	143.2	154.7
Non-cash cost of land and improved development	28.4	25.0	30.4
Non-operating expense (income)	0.4	—	(0.9)
Timber write-offs resulting from a casualty event attributable to Rayonier (a)	0.7	—	7.9
Gain associated with the multi-family apartment complex sale attributable to NCI (b)	(11.5)	—	—
Costs related to the merger with Pope Resources (c)	—	—	17.2
Gain on investment in Timber Funds (d)	—	(7.5)	—
Fund II Timberland Dispositions attributable to Rayonier (e)	—	(10.3)	—
Large Dispositions (f)	(16.6)	(44.8)	(28.7)
Adjusted EBITDA	$314.2	$329.8	$267.4

(a)Timber write-offs resulting from a casualty event includes the write-off of merchantable and pre-merchantable timber volume destroyed by casualty events which cannot be salvaged.
(b)Gain associated with the multi-family apartment complex sale attributable to noncontrolling interests represents the gain recognized in connection with the sale of property by the Bainbridge Landing joint venture attributable to noncontrolling interests.
(c)Costs related to the merger with Pope Resources include legal, accounting, due diligence, consulting and other costs related to the merger with Pope Resources.
(d)Gain on investment in Timber Funds represents the gain recognized on the sale of rights to manage two timber funds (Funds III and IV) previously managed by the Company’s Olympic Resources Management (ORM) subsidiary, as well as its co-investment stake in both funds.
(e)Fund II Timberland Dispositions represent the disposition of Fund II Timberland assets, which we managed and owned a co-investment stake in.
(f)Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have a demonstrable premium relative to timberland value.

The following tables provide a reconciliation of Operating Income (Loss) by segment to Adjusted EBITDA by segment for the three years ended December 31 (in millions of dollars):

		Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Corporate and Other	Total
2022
Operating income		$96.6	$15.2	$30.6	—	$58.5	$0.4	($35.5)	$165.8
Add:	Depreciation, depletion and amortization	60.3	48.0	23.9	—	13.9	—	1.3	147.3
Add:	Non-cash cost of land and improved development	—	—	—	—	28.4	—	—	28.4
Add:	Timber write-offs resulting from a casualty event (a)	—	0.7	—	—	—	—	—	0.7
Less:	Gain associated with the multi-family apartment complex sale attributable to NCI (b)	—	—	—	—	(11.5)	—	—	(11.5)
Less:	Large Dispositions (c)	—	—	—	—	(16.6)	—	—	(16.6)
Adjusted EBITDA		$156.9	$63.9	$54.5	—	$72.7	$0.4	($34.2)	$314.2
2021
Operating income		$66.1	$6.8	$51.5	$63.3	$112.5	$0.1	($30.6)	$269.8
Add:	Depreciation, depletion and amortization	54.1	50.5	27.0	2.4	7.9	—	1.2	143.2
Add:	Non-cash cost of land and improved development	—	—	—	—	25.0	—	—	25.0
Less:	Operating income attributable to NCI in Timber Funds (d)	—	—	—	(45.6)	—	—	—	(45.6)
Less:	Gain on investment in Timber Funds (e)	—	—	—	(7.5)	—	—	—	(7.5)
Less:	Fund II Timberland Dispositions attributable to Rayonier (f)	—	—	—	(10.3)	—	—	—	(10.3)
Less:	Large Dispositions (c)	—	—	—	—	(44.8)	—	—	(44.8)
Adjusted EBITDA		$120.2	$57.3	$78.5	$2.3	$100.7	$0.1	($29.4)	$329.8
2020
Operating income (loss)		$41.3	($10.0)	$30.0	($13.2)	$72.0	($0.5)	($45.2)	$74.4
Add:	Operating loss attributable to NCI in Timber Funds (d)	—	—	—	11.6	—	—	—	11.6
Add:	Timber write-offs resulting from a casualty event attributable to Rayonier (a)	6.0	—	—	1.8	—	—	—	7.9
Add:	Costs related to the merger with Pope Resources (g)	—	—	—	—	—	—	17.2	17.2
Add:	Depreciation, depletion and amortization	61.8	47.1	25.0	1.6	17.7	—	1.4	154.7
Add:	Non-cash cost of land and improved development	—	—	—	—	30.4	—	—	30.4
Less:	Large Dispositions (c)	—	—	—	—	(28.7)	—	—	(28.7)
Adjusted EBITDA		$109.1	$37.1	$55.0	$1.8	$91.4	($0.5)	($26.6)	$267.4

(a)Timber write-offs resulting from a casualty event includes the write-off of merchantable and pre-merchantable timber volume destroyed by casualty events which cannot be salvaged.
(b)Gain associated with the multi-family apartment complex sale attributable to noncontrolling interests represents the gain recognized in connection with the sale of property by the Bainbridge Landing joint venture attributable to noncontrolling interests.
(c)Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not have a demonstrable premium relative to timberland value.
(d)The year ended December 31, 2021 includes $41.2 million of income from Fund II Timberland Dispositions. The year ended December 31, 2020 includes a $7.3 million loss related to timber write-offs resulting from casualty events.
(e)Gain on investment in Timber Funds represents the gain recognized on the sale of rights to manage two timber funds (Funds III and IV) previously managed by the Company’s Olympic Resources Management (ORM) subsidiary, as well as its co-investment stake in both funds.
(f)Fund II Timberland Dispositions represent the disposition of Fund II Timberland assets, which we managed and owned a co-investment stake in.
(g)Costs related to the merger with Pope Resources include legal, accounting, due diligence, consulting and other costs related to the merger with Pope Resources.

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
Below is a reconciliation of Cash Provided by Operating Activities to Adjusted CAD for the three years ended December 31 (in millions):

	2022	2021	2020
Cash provided by operating activities	$269.2	$325.1	$204.2
Capital expenditures from continuing operations (a)	(74.8)	(76.0)	(66.5)
Costs related to the merger with Pope Resources (b)	—	—	17.2
CAD attributable to NCI in Timber Funds	—	(12.9)	(2.8)
Working capital and other balance sheet changes	(5.9)	(28.4)	10.3
CAD	$188.5	$207.8	$162.4
Mandatory debt repayments	—	(325.0)	—
Adjusted CAD	$188.5	($117.2)	$162.4

Cash used for investing activities	($516.4)	($26.3)	($213.6)
Cash (used for) provided by financing activities	($4.6)	($16.3)	$27.0

(a)Capital expenditures exclude timberland acquisitions and real estate development investments.
(b)Costs related to the merger with Pope Resources include legal, accounting, due diligence, consulting and other costs related to the merger with Pope Resources.
The following table provides supplemental cash flow data for the three years ended December 31 (in millions):

	2022	2021	2020
Purchase of timberlands	($458.5)	($179.1)	($24.7)
Real Estate development investments	(13.7)	(12.5)	(6.5)
Distributions to noncontrolling interests in consolidated affiliates	(19.4)	(109.0)	(12.6)

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
Interest Rate Risk
Due to the upcoming discontinuation of LIBOR on June 30, 2023, we amended our outstanding variable rate debt agreements and active interest rate swaps to change the interest rate benchmark from LIBOR to Daily Simple SOFR in December 2022. Our forward-starting interest rate swap agreements continue to use LIBOR as the interest rate benchmark. We are exposed to interest rate risk through our variable rate debt, primarily due to changes in SOFR. However, we use interest rate swaps to manage our exposure to interest rate movements on our term credit agreements by swapping existing and anticipated future borrowings from floating rates to fixed rates. As of December 31, 2022, we had $1 billion of U.S. long-term variable rate debt outstanding on our term credit agreements.
The notional amount of outstanding interest rate swap contracts with respect to our term credit agreements at December 31, 2022 was $850 million. The Term Credit Agreement matures in April 2028, with the associated interest rate swaps maturing in August 2024. We have entered into forward starting interest rate swaps to cover $150 million of the Term Credit Agreement through the extended 2028 maturity date. The Incremental Term Loan Agreement and associated interest rate swaps mature in May 2026, and the 2021 Incremental Term Loan Facility and associated interest rate swaps mature in June 2029. We have entered into an interest rate swap agreement to cover $100 million of borrowings under the 2022 Incremental Term Loan Facility through the maturity date in December 2027. At this current borrowing and derivatives level, a hypothetical one-percentage point increase/decrease in interest rates would result in a corresponding increase/decrease in interest payments and expense of approximately $1.5 million over a 12-month period.
The fair market value of our fixed interest rate debt is also subject to interest rate risk. The estimated fair value of our fixed rate debt at December 31, 2022 was $438.7 million compared to the $523.1 million principal amount. We use interest rates of debt with similar terms and maturities to estimate the fair value of our debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at December 31, 2022 would result in a corresponding decrease/increase in the fair value of our fixed rate debt of approximately $27 million and $30 million, respectively.
We estimate the periodic effective interest rate on our U.S. long-term fixed and variable rate debt to be approximately 3.0% after consideration of interest rate swaps and estimated patronage refunds and excluding unused commitment fees on the revolving credit facility.

The following table summarizes our outstanding debt, interest rate swaps and average interest rates, by year of expected maturity and their fair values at December 31, 2022:

(Dollars in thousands)	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Variable rate debt:
Principal amounts	—	—	—	$200,000	$250,000	$550,000	$1,000,000	$1,000,000
Average interest rate (a)(b)	—	—	—	5.54%	5.21%	5.41%	5.38%
Fixed rate debt:
Principal amounts	—	—	$21,931	$25,586	$25,586	$450,000	$523,103	$438,736
Average interest rate (b)	—	—	2.95%	3.64%	6.48%	2.75%	2.98%
Interest rate swaps:
Notional amount	—	$350,000	—	$200,000	$100,000	$200,000	$850,000	$60,792
Average pay rate (b)	—	2.18%	—	1.50%	3.72%	0.67%	1.85%
Average receive rate (b)	—	4.01%	—	3.99%	3.99%	3.99%	4.00%
Forward-starting interest rate swaps
Notional amount	—	—	—	—	—	$150,000	$150,000	$11,939
Average pay rate (b)	—	—	—	—	—	0.83%	0.83%
Average receive rate (b)	—	—	—	—	—	4.30%	4.30%

(a)    Excludes estimated patronage refunds.
(b)     Interest rates as of December 31, 2022.
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
Sales and Expense Exposure
At December 31, 2022, the New Zealand subsidiary had foreign currency exchange contracts with a notional amount of $138.3 million and foreign currency option contracts with a notional amount of $78.0 million outstanding related to foreign export sales. The amount hedged represents a portion of forecasted U.S. dollar denominated export timber and log trading sales proceeds over the next 36 months and next 2 months, respectively.
The following table summarizes our outstanding foreign currency exchange rate risk contracts at December 31, 2022:

(Dollars in thousands)	0-1 months	1-2 months	2-3 months	3-6 months	6-12 months	12-18 months	18-24 months	24-36 months	Total	Fair Value
Foreign exchange contracts to sell U.S. dollar for New Zealand dollar
Notional amount	$14,500	$9,250	$10,000	$23,000	$36,500	$26,000	$10,000	$9,000	$138,250	($4,539)
Average contract rate	1.4566	1.4650	1.4556	1.4771	1.5050	1.5749	1.6698	1.7088	1.5274

Foreign currency option contracts to sell U.S. dollar for New Zealand dollar
Notional amount	—	—	—	$2,000	$12,000	$6,000	$20,000	$38,000	$78,000	$569
Average strike price	—	—	—	1.4744	1.4941	1.5684	1.6416	1.6946	1.6348

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
Rayonier Inc.’s management, under the supervision of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, we used the framework included in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2022. The report on the Company’s internal control over financial reporting as of December 31, 2022, is on page 61.

RAYONIER INC.

By:	/s/ DAVID L. NUNES
David L. Nunes Chief Executive Officer (Principal Executive Officer)
February 24, 2023

By:	/s/ MARK MCHUGH
Mark McHugh President and Chief Financial Officer (Principal Financial Officer)
February 24, 2023

By:	/s/ APRIL TICE
April Tice Vice President and Chief Accounting Officer (Principal Accounting Officer)
February 24, 2023

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
Rayonier, L.P.’s management, under the supervision of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, we used the framework included in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

RAYONIER, L.P.

By:	RAYONIER, INC., its sole general partner

By:	/s/ DAVID L. NUNES
David L. Nunes Chief Executive Officer (Principal Executive Officer)
February 24, 2023

By:	/s/ MARK MCHUGH
Mark McHugh President and Chief Financial Officer (Principal Financial Officer)
February 24, 2023

By:	/s/ APRIL TICE
April Tice Vice President and Chief Accounting Officer (Principal Accounting Officer)
February 24, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Rayonier Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Rayonier Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Rayonier Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and schedule and our report dated February 24, 2023 expressed an unqualified opinion thereon.

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
February 24, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Rayonier Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rayonier Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2023 expressed an unqualified opinion thereon.

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

Depletion of Timber
Description of the Matter
For the year ended December 31, 2022, the Company recognized $150 million in depletion expense and the Timber and Timberlands balance, net of depletion and amortization, was $3,231 million at December 31, 2022. As described in Note 1 to the financial statements, the Company establishes an annual depletion rate for each particular region. Depletion rates are determined by region by dividing merchantable inventory cost by standing merchantable inventory volume, which is estimated annually. The Company charges accumulated costs attributed to merchantable timber to depletion expense (cost of sales) at the time the timber is harvested or when the underlying timberland is sold.

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
February 24, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Rayonier Inc., the general partner of Rayonier, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rayonier, L.P. and subsidiaries (the Operating Partnership) as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, changes in capital and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Operating Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Operating Partnership’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Depletion of Timber
Description of the Matter
For the year ended December 31, 2022, the Operating Partnership recognized $150 million in depletion expense and the Timber and Timberlands balance, net of depletion and amortization, was $3,231 million at December 31, 2022. As described in Note 1 to the financial statements, the Operating Partnership establishes an annual depletion rate for each particular region. Depletion rates are determined by region by dividing merchantable inventory cost by standing merchantable inventory volume, which is estimated annually. The Operating Partnership charges accumulated costs attributed to merchantable timber to depletion expense (cost of sales) at the time the timber is harvested or when the underlying timberland is sold.

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
Jacksonville, Florida
February 24, 2023

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Years Ended December 31,
(Thousands of dollars, except per share data)

	2022	2021	2020
SALES (NOTE 3)	$909,072	$1,109,597	$859,154
Costs and Expenses
Cost of sales	(688,284)	(796,115)	(712,436)
Selling and general expenses	(64,670)	(57,791)	(50,645)
Other operating income (expense), net (Note 17)	9,704	14,084	(21,685)
	(743,250)	(839,822)	(784,766)
OPERATING INCOME	165,822	269,775	74,388
Interest expense	(36,207)	(44,907)	(38,768)
Interest and other miscellaneous income, net	2,565	280	1,173
INCOME BEFORE INCOME TAXES	132,180	225,148	36,793
Income tax expense (Note 20)	(9,389)	(14,661)	(7,009)
NET INCOME	122,791	210,487	29,784
Less: Net income attributable to noncontrolling interests in the operating partnership	(2,393)	(4,516)	(528)
Less: Net (income) loss attributable to noncontrolling interests in consolidated affiliates	(13,321)	(53,421)	7,828
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	107,077	152,550	37,084
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of income tax effect of $0, $0 and $0	(23,093)	(22,096)	28,272
Cash flow hedges, net of income tax effect of $555, $2,667 and $1,845	76,039	60,315	(61,055)
Actuarial change and amortization of pension and postretirement plan liabilities, net of income tax effect of $0, $0 and $0	1,627	12,476	(925)
Total other comprehensive income (loss)	54,573	50,695	(33,708)
COMPREHENSIVE INCOME (LOSS)	177,364	261,182	(3,924)
Less: Comprehensive income attributable to noncontrolling interests in the operating partnership	(3,692)	(6,116)	(3,068)
Less: Comprehensive (income) loss attributable to noncontrolling interests in consolidated affiliates	(12,182)	(48,234)	1,393
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO RAYONIER INC.	$161,490	$206,832	($5,599)
EARNINGS PER COMMON SHARE (NOTE 6)
Basic earnings per share attributable to Rayonier Inc.	$0.73	$1.08	$0.28
Diluted earnings per share attributable to Rayonier Inc.	$0.73	$1.08	$0.27

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31,
(Thousands of dollars, except share data)

	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents, excluding Timber Funds	$114,255	$358,680
Cash and cash equivalents, Timber Funds	—	3,493
Total cash and cash equivalents	114,255	362,173
Restricted cash, Timber Funds (Note 21)	—	6,341
Accounts receivable, less allowance for doubtful accounts of $74 and $59	42,538	30,018
Inventory (Note 15)	23,729	28,523
Prepaid logging roads	14,893	14,286
Prepaid expenses	5,680	4,242
Assets held for sale (Note 22)	713	5,099
Other current assets	573	749
Total current assets	202,381	451,431
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	3,230,904	2,894,996
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 14)	115,097	106,878
PROPERTY, PLANT AND EQUIPMENT
Land	6,453	6,401
Buildings	31,020	31,168
Machinery and equipment	6,568	6,494
Construction in progress	653	460
Total property, plant and equipment, gross	44,694	44,523
Less—accumulated depreciation	(17,505)	(14,900)
Total property, plant and equipment, net	27,189	29,623
RESTRICTED CASH, EXCLUDING TIMBER FUNDS (NOTE 21)	1,152	625
RIGHT-OF-USE ASSETS (NOTE 16)	97,167	101,837
OTHER ASSETS (NOTE 23)	115,481	50,966
TOTAL ASSETS	$3,789,371	$3,636,356
LIABILITIES, NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$22,100	$23,447
Current maturities of long-term debt, net (Note 7)	—	124,965
Accrued taxes	3,734	12,446
Accrued payroll and benefits	12,564	14,514
Accrued interest	5,920	6,343
Deferred revenue	22,762	17,802
Distribution payable, Timber Funds	—	6,341
Other current liabilities	28,247	25,863
Total current liabilities	95,327	231,721
LONG-TERM DEBT, NET (NOTE 7)	1,514,721	1,242,819
PENSION AND OTHER POSTRETIREMENT BENEFITS (NOTE 18)	8,510	10,478
LONG-TERM LEASE LIABILITY (NOTE 16)	88,756	93,416
OTHER NON-CURRENT LIABILITIES	95,582	108,521
COMMITMENTS AND CONTINGENCIES (NOTES 10 and 11)
NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP (NOTE 5)	105,763	133,823
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 shares authorized, 147,282,631 and 145,372,961 shares issued and outstanding	1,462,945	1,389,073
Retained earnings	366,637	402,307
Accumulated other comprehensive income (loss) (Note 24)	35,813	(19,604)
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,865,395	1,771,776
Noncontrolling interests in consolidated affiliates (Note 5)	15,317	43,802
TOTAL SHAREHOLDERS’ EQUITY	1,880,712	1,815,578
TOTAL LIABILITIES, NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND SHAREHOLDERS’ EQUITY	$3,789,371	$3,636,356

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Thousands of dollars, except share data)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Affiliates	Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2019	129,331,069	$888,177	$583,006	($31,202)	$97,661	$1,537,642
Issuances of shares associated with the merger with Pope Resources	7,181,071	172,418	—	—	—	172,418
Net income (loss)	—	—	37,612	—	(7,828)	29,784
Net income attributable to noncontrolling interests in the operating partnership	—	—	(528)	—	—	(528)
Dividends ($1.08 per share)	—	—	(146,278)	—	—	(146,278)
Issuance of shares under the “at-the-market” equity offering, net of commissions and offering costs of $799	1,103,012	32,574	—	—	—	32,574
Issuance of shares under incentive stock plans	266,036	1,589	—	—	—	1,589
Stock-based incentive compensation	—	8,026	—	—	—	8,026
Repurchase of common shares	(219,619)	(1,605)	(3,152)	—	—	(4,757)
Acquisition of noncontrolling interests in consolidated affiliates	—	—	—	—	333,366	333,366
Adjustment of noncontrolling interests in the operating partnership	—	—	(24,393)	—	—	(24,393)
Conversion of units into common shares	17,253	496	—	—	—	496
Actuarial change and amortization of pension and postretirement plan liabilities	—	—	—	(925)	—	(925)
Foreign currency translation adjustment	—	—	—	22,928	5,344	28,272
Cash flow hedges	—	—	—	(62,146)	1,091	(61,055)
Allocation of other comprehensive income to noncontrolling interests in the operating partnership	—	—	—	(2,540)	—	(2,540)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(12,643)	(12,643)
Noncontrolling interests in consolidated affiliates redemption of shares	—	—	—	—	(28,403)	(28,403)
Balance, December 31, 2020	137,678,822	$1,101,675	$446,267	($73,885)	$388,588	$1,862,645
Net income	—	—	157,066	—	53,421	210,487
Net income attributable to noncontrolling interests in the operating partnership	—	—	(4,516)	—	—	(4,516)
Dividends ($1.08 per share) (a)	—	—	(153,980)	—	—	(153,980)
Issuance of shares under the “at-the-market” equity offering, net of commissions and offering costs of $2.5 million	6,357,972	233,033	—	—	—	233,033
Issuance of shares under incentive stock plans	270,713	6,029	—	—	—	6,029
Stock-based incentive compensation	—	9,277	—	—	—	9,277
Repurchase of common shares	(47,705)	(1,617)	—	—	—	(1,617)
Fund II carried interest incentive fee	—	—	—	—	(3,807)	(3,807)
Disposition of noncontrolling interests in consolidated affiliates	—	—	—	—	(255,486)	(255,486)
Measurement period adjustment of noncontrolling interests in consolidated affiliates	—	—	—	—	9,690	9,690
Adjustment of noncontrolling interests in the operating partnership	—	—	(42,530)	—	—	(42,530)
Conversion of units into common shares	1,113,159	40,676	—	—	—	40,676
Actuarial change and amortization of pension and postretirement plan liabilities	—	—	—	12,476	—	12,476
Foreign currency translation adjustment	—	—	—	(18,487)	(3,609)	(22,096)
Cash flow hedges	—	—	—	61,893	(1,578)	60,315
Allocation of other comprehensive income to noncontrolling interests in the operating partnership	—	—	—	(1,601)	—	(1,601)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(115,298)	(115,298)
Noncontrolling interests in consolidated affiliates redemption of shares	—	—	—	—	(28,119)	(28,119)
Balance, December 31, 2021	145,372,961	$1,389,073	$402,307	($19,604)	$43,802	$1,815,578

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
(Thousands of dollars, except share data)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Affiliates	Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2021	145,372,961	$1,389,073	$402,307	($19,604)	$43,802	$1,815,578
Net income	—	—	109,470	—	13,321	122,791
Net income attributable to noncontrolling interests in the operating partnership	—	—	(2,393)	—	—	(2,393)
Dividends ($1.125 per share) (a)	—	—	(165,902)	—	—	(165,902)
Issuance of shares under the “at-the-market” equity offering, net of commissions and offering costs of $1.1 million	1,579,228	59,350	—	—	—	59,350
Issuance of shares under incentive stock plans	321,337	2,466	—	—	—	2,466
Stock-based incentive compensation	—	12,356	—	—	—	12,356
Repurchase of common shares	(97,809)	(4,225)	—	—	—	(4,225)
Adjustment of noncontrolling interests in the operating partnership	—	—	23,155	—	—	23,155
Conversion of units into common shares	106,914	3,925	—	—	—	3,925
Actuarial change and amortization of pension and postretirement plan liabilities	—	—	—	1,627	—	1,627
Foreign currency translation adjustment	—	—	—	(22,282)	(811)	(23,093)
Cash flow hedges	—	—	—	76,367	(328)	76,039
Allocation of other comprehensive income to noncontrolling interests in the operating partnership	—	—	—	(295)	—	(295)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(12,807)	(12,807)
Noncontrolling interests in consolidated affiliates redemption of shares	—	—	—	—	(27,860)	(27,860)
Balance, December 31, 2022	147,282,631	$1,462,945	$366,637	$35,813	$15,317	$1,880,712

(a)For information regarding distributions to noncontrolling interests in the operating partnership, see the Rayonier Inc. Consolidated Statements of Cash Flows and Note 5 — Noncontrolling Interests.

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(Thousands of dollars)

	2022	2021	2020
OPERATING ACTIVITIES
Net income	$122,791	$210,487	$29,784
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	147,339	155,722	164,996
Non-cash cost of land and improved development	28,374	24,976	30,368
Stock-based incentive compensation expense	12,356	9,277	8,026
Deferred income taxes	(5,352)	8,509	7,541
Amortization of losses from pension and postretirement plans	753	1,174	869
Timber write-offs due to casualty events	—	—	15,203
Gain on sale of large disposition of timberlands	(16,606)	(44,784)	(28,655)
Gain on Fund II timberland dispositions	—	(51,522)	—
Gain on sale of Timber Funds III & IV	—	(3,675)	—
Fund II carried interest incentive fee	—	(3,807)	—
Other	1,778	9,456	(11,100)
Changes in operating assets and liabilities, net of effects of merger with Pope Resources:
Receivables	(9,109)	17,239	(15,378)
Inventories	(4,335)	(503)	(1,448)
Accounts payable	1,144	(1,593)	5,668
All other operating activities	(9,943)	(5,846)	(1,700)
CASH PROVIDED BY OPERATING ACTIVITIES	269,190	325,110	204,174
INVESTING ACTIVITIES
Capital expenditures	(74,811)	(75,965)	(66,500)
Real estate development investments	(13,698)	(12,521)	(6,462)
Purchase of timberlands	(458,530)	(179,115)	(24,695)
Net proceeds from large disposition of timberlands	29,496	54,682	115,666
Net proceeds from sale of Timber Funds III & IV	—	31,014	—
Net proceeds from Fund II timberland dispositions	—	154,740	—
Cash consideration for merger with Pope Resources, net of cash acquired	—	—	(231,068)
Other	1,180	912	(584)
CASH USED FOR INVESTING ACTIVITIES	(516,363)	(26,253)	(213,643)
FINANCING ACTIVITIES
Issuance of debt	656,842	446,378	320,000
Repayment of debt	(531,842)	(420,000)	(152,000)
Dividends paid on common stock	(165,707)	(153,515)	(146,348)
Distributions to noncontrolling interests in the operating partnership	(3,668)	(4,269)	(3,596)
Proceeds from the issuance of common shares under incentive stock plan	2,628	5,922	1,368
Proceeds from the issuance of common shares under the “at-the-market” (ATM) equity offering program, net of commissions and offering costs	61,557	230,826	32,574
Repurchase of common shares to pay withholding taxes on vested incentive stock awards	(4,225)	(1,617)	(1,605)
Repurchase of common shares made under repurchase program	—	—	(3,152)
Debt issuance costs	(740)	(4,846)	(2,483)
Noncontrolling interests in consolidated affiliates redemption of shares	—	—	(5,113)
Distributions to noncontrolling interests in consolidated affiliates	(19,434)	(108,956)	(12,643)
Make-whole fee on NWFCS debt prepayment	—	(6,234)	—
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(4,589)	(16,311)	27,002
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,970)	(889)	(19)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	(253,732)	281,657	17,514
Balance, beginning of year	369,139	87,482	69,968
Balance, end of year	$115,407	$369,139	$87,482

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the Years Ended December 31,
(Thousands of dollars)

	2022	2021	2020
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year:
Interest (a)	$35,717	$42,672	$40,895
Income taxes	15,127	7,392	816
Non-cash investing activity:
Capital assets purchased on account	$4,435	$5,272	$3,205
Non-cash financing activity:
Equity consideration for merger with Pope Resources	—	—	$172,640
Redeemable Operating Partnership Unit consideration for merger with Pope Resources	—	—	106,752
Noncontrolling interests in consolidated affiliates redemption of shares (b)	27,860	28,119	23,290

(a)Interest paid is presented net of patronage payments received of $6.0 million, $6.8 million and $4.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. For additional information on patronage payments, see Note 7 - Debt.
(b)The New Zealand subsidiary made a capital distribution in order to redeem certain equity interests, resulting in the recording of a loan payable by the New Zealand subsidiary in the amount of $27.9 million and $28.1 million for the year ended 2022 and 2021, respectively. In 2020, the New Zealand subsidiary made a capital distribution in order to redeem certain equity interests, resulting in the recording of a noncontrolling interest share redemption of $5.1 million and a loan payable by the New Zealand subsidiary in the amount of $23.3 million. See Note 5 - Noncontrolling Interests and Note 7 - Debt for further information.

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Years Ended December 31,
(Thousands of dollars, except per unit data)

	2022	2021	2020
SALES (NOTE 3)	$909,072	$1,109,597	$859,154
Costs and Expenses
Cost of sales	(688,284)	(796,115)	(712,436)
Selling and general expenses	(64,670)	(57,791)	(50,645)
Other operating income (expense), net (Note 17)	9,704	14,084	(21,685)
	(743,250)	(839,822)	(784,766)
OPERATING INCOME	165,822	269,775	74,388
Interest expense	(36,207)	(44,907)	(38,768)
Interest and other miscellaneous income, net	2,565	280	1,173
INCOME BEFORE INCOME TAXES	132,180	225,148	36,793
Income tax expense (Note 20)	(9,389)	(14,661)	(7,009)
NET INCOME	122,791	210,487	29,784
Less: Net (income) loss attributable to noncontrolling interests in consolidated affiliates	(13,321)	(53,421)	7,828
NET INCOME ATTRIBUTABLE TO RAYONIER, L.P. UNITHOLDERS	109,470	157,066	37,612
NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
Limited Partners	108,375	155,495	37,236
General Partners	1,095	1,571	376
Net income attributable to unitholders	109,470	157,066	37,612
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of income tax effect of $0, $0 and $0	(23,093)	(22,096)	28,272
Cash flow hedges, net of income tax effect of $555, $2,667 and $1,845	76,039	60,315	(61,055)
Actuarial change and amortization of pension and postretirement plan liabilities, net of income tax effect of $0, $0 and $0	1,627	12,476	(925)
Total other comprehensive income (loss)	54,573	50,695	(33,708)
COMPREHENSIVE INCOME (LOSS)	177,364	261,182	(3,924)
Less: Comprehensive (income) loss attributable to noncontrolling interests in consolidated affiliates	(12,182)	(48,234)	1,393
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO RAYONIER, L.P. UNITHOLDERS	$165,182	$212,948	($2,531)
EARNINGS PER UNIT (NOTE 6)
Basic earnings per unit attributable to Rayonier, L.P.	$0.73	$1.08	$0.28
Diluted earnings per unit attributable to Rayonier, L.P.	$0.73	$1.08	$0.27

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31,
(Thousands of dollars, except unit data)

	2022	2021
ASSETS
CURRENT ASSETS
Cash and cash equivalents, excluding Timber Funds	$114,255	$358,680
Cash and cash equivalents, Timber Funds	—	3,493
Total cash and cash equivalents	114,255	362,173
Restricted cash, Timber Funds (Note 21)	—	6,341
Accounts receivable, less allowance for doubtful accounts of $74 and $59	42,538	30,018
Inventory (Note 15)	23,729	28,523
Prepaid logging roads	14,893	14,286
Prepaid expenses	5,680	4,242
Assets held for sale (Note 22)	713	5,099
Other current assets	573	749
Total current assets	202,381	451,431
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	3,230,904	2,894,996
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 14)	115,097	106,878
PROPERTY, PLANT AND EQUIPMENT
Land	6,453	6,401
Buildings	31,020	31,168
Machinery and equipment	6,568	6,494
Construction in progress	653	460
Total property, plant and equipment, gross	44,694	44,523
Less — accumulated depreciation	(17,505)	(14,900)
Total property, plant and equipment, net	27,189	29,623
RESTRICTED CASH, EXCLUDING TIMBER FUNDS (NOTE 21)	1,152	625
RIGHT-OF-USE ASSETS (NOTE 16)	97,167	101,837
OTHER ASSETS (NOTE 23)	115,481	50,966
TOTAL ASSETS	$3,789,371	$3,636,356
LIABILITIES, REDEEMABLE OPERATING PARTNERSHIP UNITS AND CAPITAL
CURRENT LIABILITIES
Accounts payable	$22,100	$23,447
Current maturities of long-term debt, net (Note 7)	—	124,965
Accrued taxes	3,734	12,446
Accrued payroll and benefits	12,564	14,514
Accrued interest	5,920	6,343
Deferred revenue	22,762	17,802
Distributions payable, Timber Funds	—	6,341
Other current liabilities	28,247	25,863
Total current liabilities	95,327	231,721
LONG-TERM DEBT, NET (NOTE 7)	1,514,721	1,242,819
PENSION AND OTHER POSTRETIREMENT BENEFITS (NOTE 18)	8,510	10,478
LONG-TERM LEASE LIABILITY (NOTE 16)	88,756	93,416
OTHER NON-CURRENT LIABILITIES	95,582	108,521
COMMITMENTS AND CONTINGENCIES (NOTES 10 and 11)
REDEEMABLE OPERATING PARTNERSHIP UNITS (NOTE 5) 3,208,827 and 3,315,741 Units outstanding, respectively	105,763	133,823
CAPITAL
General partners’ capital	18,251	17,872
Limited partners’ capital	1,806,895	1,769,367
Accumulated other comprehensive income (loss) (Note 24)	40,249	(15,463)
TOTAL CONTROLLING INTEREST CAPITAL	1,865,395	1,771,776
Noncontrolling interests in consolidated affiliates (Note 5)	15,317	43,802
TOTAL CAPITAL	1,880,712	1,815,578
TOTAL LIABILITIES, REDEEMABLE OPERATING PARTNERSHIP UNITS AND CAPITAL	$3,789,371	$3,636,356

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Thousands of dollars, except unit data)

			Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Affiliates	Total Capital
	Units
	General Partners’ Capital	Limited Partners’ Capital
Balance, December 31, 2019	$14,712	$1,456,471	($31,202)	$97,661	$1,537,642
Issuance of units associated with the merger with Pope Resources	1,724	170,694	—	—	172,418
Net income (loss)	376	37,236	—	(7,828)	29,784
Distributions on units ($1.08 per unit)	(1,500)	(148,375)	—	—	(149,875)
Issuance of units under the “at-the-market” equity offering, net of commissions and offering costs of $799	326	32,248	—	—	32,574
Issuance of units under incentive stock plans	16	1,573	—	—	1,589
Stock-based incentive compensation	81	7,945	—	—	8,026
Repurchase of units	(47)	(4,710)	—	—	(4,757)
Adjustment of Redeemable Operating Partnership Units	(239)	(23,625)	—	—	(23,864)
Acquisition of noncontrolling interests in consolidated affiliates	—	—	—	333,366	333,366
Conversion of units to common shares	5	491	—	—	496
Actuarial change and amortization of pension and postretirement plan liabilities	—	—	(925)	—	(925)
Foreign currency translation adjustment	—	—	22,928	5,344	28,272
Cash flow hedges	—	—	(62,146)	1,091	(61,055)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(12,643)	(12,643)
Noncontrolling interests in consolidated affiliates redemption of unit equivalents	—	—	—	(28,403)	(28,403)
Balance, December 31, 2020	$15,454	$1,529,948	($71,345)	$388,588	$1,862,645
Net income	1,571	155,495	—	53,421	210,487
Distributions on units ($1.08 per unit)	(1,583)	(156,666)	—	—	(158,249)
Issuance of units under the “at-the-market” equity offering, net of commissions and offering costs of $2.5 million	2,330	230,703	—	—	233,033
Issuance of units under incentive stock plans	60	5,969	—	—	6,029
Stock-based incentive compensation	93	9,184	—	—	9,277
Repurchase of units	(16)	(1,601)	—	—	(1,617)
Adjustment of Redeemable Operating Partnership Units	(444)	(43,934)			(44,378)
Conversion of units to common shares	407	40,269	—	—	40,676
Measurement period adjustment of noncontrolling interests in consolidated affiliates	—	—	—	9,690	9,690
Fund II carried interest incentive fee	—	—	—	(3,807)	(3,807)
Disposition of noncontrolling interests in consolidated affiliates	—	—	—	(255,486)	(255,486)
Actuarial change and amortization of pension and postretirement plan liabilities	—	—	12,476	—	12,476
Foreign currency translation adjustment	—	—	(18,487)	(3,609)	(22,096)
Cash flow hedges	—	—	61,893	(1,578)	60,315
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(115,298)	(115,298)
Noncontrolling interests in consolidated affiliates redemption of unit equivalents	—	—	—	(28,119)	(28,119)
Balance, December 31, 2021	$17,872	$1,769,367	($15,463)	$43,802	$1,815,578

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (CONTINUED)
(Thousands of dollars, except unit data)

			Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Affiliates	Total Capital
	Units
	General Partners’ Capital	Limited Partners’ Capital
Balance, December 31, 2021	$17,872	$1,769,367	($15,463)	$43,802	$1,815,578
Net income	1,095	108,375	—	13,321	122,791
Distributions on units ($1.125 per unit)	(1,696)	(167,874)	—	—	(169,570)
Issuance of units under the “at-the-market” equity offering, net of commissions and offering costs of $1.1 million	593	58,757	—	—	59,350
Issuance of units under incentive stock plans	25	2,441	—	—	2,466
Stock-based incentive compensation	124	12,232	—	—	12,356
Repurchase of units	(42)	(4,183)	—	—	(4,225)
Adjustment of Redeemable Operating Partnership Units	241	23,894	—	—	24,135
Conversion of units to common shares	39	3,886	—	—	3,925
Actuarial change and amortization of pension and postretirement plan liabilities	—	—	1,627	—	1,627
Foreign currency translation adjustment	—	—	(22,282)	(811)	(23,093)
Cash flow hedges	—	—	76,367	(328)	76,039
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(12,807)	(12,807)
Noncontrolling interests in consolidated affiliates redemption of unit equivalents	—	—	—	(27,860)	(27,860)
Balance, December 31, 2022	$18,251	$1,806,895	$40,249	$15,317	$1,880,712

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(Thousands of dollars)

	2022	2021	2020
OPERATING ACTIVITIES
Net income	$122,791	$210,487	$29,784
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	147,339	155,722	164,996
Non-cash cost of land and improved development	28,374	24,976	30,368
Stock-based incentive compensation expense	12,356	9,277	8,026
Deferred income taxes	(5,352)	8,509	7,541
Amortization of losses from pension and postretirement plans	753	1,174	869
Timber write-offs due to casualty events	—	—	15,203
Gain on sale of large disposition of timberlands	(16,606)	(44,784)	(28,655)
Gain on Fund II timberland dispositions	—	(51,522)	—
Gain on sale of Timber Funds III & IV	—	(3,675)	—
Fund II carried interest incentive fee	—	(3,807)	—
Other	1,778	9,456	(11,100)
Changes in operating assets and liabilities, net of effects of merger with Pope Resources:
Receivables	(9,109)	17,239	(15,378)
Inventories	(4,335)	(503)	(1,448)
Accounts payable	1,144	(1,593)	5,668
All other operating activities	(9,943)	(5,846)	(1,700)
CASH PROVIDED BY OPERATING ACTIVITIES	269,190	325,110	204,174
INVESTING ACTIVITIES
Capital expenditures	(74,811)	(75,965)	(66,500)
Real estate development investments	(13,698)	(12,521)	(6,462)
Purchase of timberlands	(458,530)	(179,115)	(24,695)
Net proceeds from large disposition of timberlands	29,496	54,682	115,666
Net proceeds from sale of Timber Funds III & IV	—	31,014	—
Net proceeds from Fund II timberland dispositions	—	154,740	—
Cash consideration for merger with Pope Resources, net of cash acquired	—	—	(231,068)
Other	1,180	912	(584)
CASH USED FOR INVESTING ACTIVITIES	(516,363)	(26,253)	(213,643)
FINANCING ACTIVITIES
Issuance of debt	656,842	446,378	320,000
Repayment of debt	(531,842)	(420,000)	(152,000)
Distributions on units	(169,375)	(157,784)	(149,944)
Proceeds from the issuance of units under incentive stock plan	2,628	5,922	1,368
Proceeds from the issuance of units under the “at-the-market” (ATM) equity offering program, net of commissions and offering costs	61,557	230,826	32,574
Repurchase of units to pay withholding taxes on vested incentive stock awards	(4,225)	(1,617)	(1,605)
Debt issuance costs	(740)	(4,846)	(2,483)
Repurchase of units made under repurchase program	—	—	(3,152)
Noncontrolling interests in consolidated affiliates redemption of shares	—	—	(5,113)
Distributions to noncontrolling interests in consolidated affiliates	(19,434)	(108,956)	(12,643)
Make-whole fee on NWFCS debt prepayment	—	(6,234)	—
CASH (USED FOR) PROVIDED BY FINANCING ACTIVITIES	(4,589)	(16,311)	27,002
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,970)	(889)	(19)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	(253,732)	281,657	17,514
Balance, beginning of year	369,139	87,482	69,968
Balance, end of year	$115,407	$369,139	$87,482

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the Years Ended December 31,
(Thousands of dollars)

	2022	2021	2020
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest (a)	$35,717	$42,672	$40,895
Income taxes	15,127	7,392	816
Non-cash investing activity:
Capital assets purchased on account	$4,435	$5,272	$3,205
Non-cash financing activity:
Unit consideration for merger with Pope Resources	—	—	$172,640
Redeemable Operating Partnership Unit consideration for merger with Pope Resources	—	—	106,752
Noncontrolling interests in consolidated affiliates redemption of shares (b)	27,860	28,119	23,290

(a)Interest paid is presented net of patronage payments received of $6.0 million, $6.8 million and $4.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. For additional information on patronage payments, see Note 7 — Debt.
(b)The New Zealand subsidiary made a capital distribution in order to redeem certain equity interests, resulting in the recording of a loan payable by the New Zealand subsidiary in the amount of $27.9 million and $28.1 million for the year ended 2022 and 2021, respectively. In 2020, the New Zealand subsidiary made a capital distribution in order to redeem certain equity interests, resulting in the recording of a noncontrolling interest share redemption of $5.1 million and a loan payable by the New Zealand subsidiary in the amount of $23.3 million. See Note 5 - Noncontrolling Interests and Note 7 - Debt for further information.

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands unless otherwise stated)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
    Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Rayonier Inc.'s Consolidated Financial Statements include the Operating Partnership, wholly-owned subsidiaries and entities in which the Company has a controlling interest. Rayonier, L.P.'s Consolidated Financial Statements include wholly-owned subsidiaries and entities in which the Operating Partnership has a controlling interest. For additional information regarding our consolidated entities with a noncontrolling interest component, see Note 5 - Noncontrolling Interests. All intercompany balances and transactions are eliminated.
As of December 31, 2022, the Company owned a 97.9% interest in the Operating Partnership, with the remaining 2.1% interest owned by limited partners of the Operating Partnership. As the sole general partner of the Operating Partnership, Rayonier Inc. has exclusive control of the day-to-day management of the Operating Partnership.
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
    Inventory also includes logs available to be sold by the Trading segment. Log inventory is recorded at the lower of cost or net realizable value and expensed to cost of sales when sold to third-party buyers. Inventory also includes carbon unit inventory. Carbon unit inventory represents the basis in New Zealand carbon units intended to be sold in the next 12 months. See Note 15 — Inventory for additional information.
PREPAID LOGGING ROADS
    In the Pacific Northwest and New Zealand, costs for roads built to access particular tracts to be harvested in the upcoming 24 months to 60 months are recorded as prepaid logging roads. We charge such costs to expense as timber is harvested using an amortization rate determined annually as the total cost of prepaid roads divided by the estimated tons of timber to be accessed by those roads. The prepaid balance is classified as short-term or long-term based on the upcoming harvest schedule. See Note 23 — Other Assets for additional information.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
PATRONAGE DIVIDENDS
As a requirement of the Farm Credit Act, borrowers in the Farm Credit System are required to purchase equity in Farm Credit lenders. The equity balance primarily represents shares of Class A common stock in CoBank valued at $100 par value. CoBank equity purchases continue annually until a balance equal to 8% of our 10-year historical average loan balance at CoBank is obtained. Initially, a minimal equity purchase was made in cash upon the receipt of loan proceeds. Subsequently, equity purchases are made annually through patronage dividends, of which approximately 90% is cash and 10% is equity. The stock has no cash value until retired. As our loans are paid in full, the stock is generally retired over a 10-year loan base period beginning in the year following loan payoff.
Estimated cash and equity dividends are recognized as an offset to interest expense in the period earned. These estimates are calculated by applying the weighted average debt balance with each participating lender to a historical dividend rate. Changes in assumptions, as well as changes in actual experience, could cause the estimates to change. See Note 7 — Debt and Note 23 — Other Assets for additional information.
DEFERRED FINANCING COSTS
    Deferred financing costs related to revolving debt are capitalized and amortized to interest expense over the term of the revolving debt using a method that approximates the effective interest method. See Note 23 — Other Assets for additional information on deferred financing costs related to revolving debt. See Note 7 — Debt for additional information on deferred financing costs related to term debt.
CAPITALIZED SOFTWARE COSTS
Software costs are capitalized and amortized over a period not exceeding five years using the straight-line method. See Note 23 — Other Assets for additional information.
TIMBER AND TIMBERLANDS
    Timber is stated at the lower of cost or net realizable value. Costs relating to acquiring, planting and growing timber including real estate taxes, site preparation and direct support costs relating to facilities, vehicles and supplies, are capitalized. A portion of timberland lease payments are capitalized based on the proportion of acres with merchantable timber volume remaining to be harvested under the lease term and the residual portion of the lease payments are expensed as incurred. Payroll costs are capitalized for time spent on timber growing activities, while interest and other intangible costs are not capitalized. An annual depletion rate is established for each particular region by dividing merchantable inventory cost by standing merchantable inventory volume, which is estimated annually. We charge accumulated costs attributed to merchantable timber to depletion expense (cost of sales) at the time the timber is harvested or when the underlying timberland is sold.
    Upon the acquisition of timberland, we make a determination on whether to combine the newly acquired merchantable timber with an existing depletion pool or to create a new, separate pool. This determination is based on the geographic location of the new timber, the customers/markets that will be served and the species mix. If the acquisition is similar to an existing depletion pool, the cost of the acquired timber is combined and a new depletion rate is calculated for the pool. This determination and depletion rate adjustment normally occurs in the quarter following the acquisition.
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
    HBU timberland and real estate development investments expected to be sold within twelve months are recorded as inventory. See Note 14 — Higher and Better Use Timberlands and Real Estate Development Investments for additional information.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
REAL ESTATE DEVELOPMENT INVESTMENTS
Real estate development investments include capitalized costs associated with the development and construction of identified real estate projects, such as infrastructure, roadways, utilities, amenities and/or other improvements designed to enhance marketability and create parcels, pads and/or lots for sale. We capitalize interest on real estate projects under development based on the amount of underlying expenditures during the capitalization period. The period begins when activities necessary to ready a property for its intended use commence, typically when we begin the site work for land already owned, and ends when the improvement is substantially complete and ready for its intended use. Determination of when construction of a project is substantially complete and ready for its intended use is subjective and requires business judgement. As such, we determine when the capitalization period begins and ends through communication with project managers and others responsible for the tracking and oversight of individual projects.
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
ENVIRONMENTAL REMEDIATION LIABILITIES
We estimate future costs for known environmental remediation requirements and accrue for them on an undiscounted basis when it is probable that a liability has been incurred and the related costs can be reasonably estimated. We consider various factors when estimating our environmental liabilities, including construction contracts, proposed statements of work, project management, and other professional fees. We evaluate the adequacy of these liabilities on a quarterly basis. We make adjustments to the liabilities when additional information becomes available that affects the estimated costs to study or remediate any environmental matter. Legal investigation and defense costs incurred in connection with environmental contingencies are expensed as incurred. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable and does not exceed the amount of losses previously recorded. See Note 12 - Environmental and Natural Resource Damages Liabilities for more information.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
GOODWILL
    Goodwill represents the excess of the acquisition cost of the New Zealand Timber segment over the fair value of the net assets acquired. Goodwill is not amortized, but is periodically reviewed for impairment. An impairment test for this reporting unit’s goodwill is performed annually and whenever events or circumstances indicate that the value of goodwill may be impaired. We compare the fair value of the New Zealand Timber segment, using an independent valuation for the New Zealand forest assets, to its carrying value including goodwill. The independent valuation of the New Zealand forest assets is based on discounted cash flow models where the fair value is calculated using cash flows from sustainable forest management plans. The fair value of the forest assets is measured as the present value of cash flows from one growth cycle based on the productive forest land, taking into consideration environmental, operational, and market restrictions. These cash flow valuations involve a number of estimates that require broad assumptions and significant judgment regarding future performance. The annual impairment test was performed as of October 1, 2022; the estimated fair value of the New Zealand Timber segment exceeded its carrying value and no impairment was recorded. Except for changes in the New Zealand foreign exchange rate, there have been no adjustments to the carrying value of goodwill since the initial recognition. See Note 23 — Other Assets for additional information.
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
REDEEMABLE OPERATING PARTNERSHIP UNITS
Limited partners holding Redeemable Operating Partnership Units have the right to put any and all of the units to the Operating Partnership in exchange for Rayonier registered common shares, on a one-for-one basis, or cash, at Rayonier’s option. Consequently, these Redeemable Operating Partnership Units are classified outside of permanent partners’ capital in the Operating Partnership's accompanying balance sheets and the related noncontrolling interest is classified outside of permanent equity in the accompanying balance sheets of Rayonier. The recorded value of the Redeemable Operating Partnership Units is based on the higher of 1) initial carrying amount, increased or decreased for its share of net income or loss, other comprehensive income or loss, and dividend or 2) redemption value as measured by the closing price of Rayonier common stock on the balance sheet date multiplied by the total number of Redeemable Operating Partnership Units outstanding.
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
Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated. See Note 25 – Related Party.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
REVENUE RECOGNITION
    We recognize revenues when control of promised goods or services (“performance obligations”) is transferred to customers, in an amount that reflects the consideration expected in exchange for those goods or services (“transaction price”). We generally satisfy performance obligations within a year of entering into a contract and therefore have applied the disclosure exemption found under ASC 606-10-50-14. Unsatisfied performance obligations as of December 31, 2022 are primarily due to advances on stumpage contracts, unearned license revenue and post-closing obligations on real estate sales. These performance obligations are expected to be satisfied within the next twelve months. We generally collect payment within a year of satisfying performance obligations and therefore have elected not to adjust revenues for a financing component.
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
    Under the delivered log model, we hire third-party loggers and haulers to harvest timber and deliver it to a buyer. Sales of domestic logs generally do not require an initial payment and are made to third-party customers on open credit terms. Sales of export logs generally require a letter of credit from an approved bank. Revenue is recognized when the logs are delivered and control has passed to the buyer. For domestic log sales, control is considered passed to the buyer as the logs are delivered to the customer’s facility. For export log sales, control is considered passed to the buyer upon delivery onto the export vessel.
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
COST OF SALES
Cost of sales associated with timber operations primarily include the cost basis of timber sold (depletion), logging and transportation costs (cut and haul) and ocean freight and demurrage costs (port and freight). Depletion includes the amortization of capitalized costs (site preparation, planting and fertilization, real estate taxes, timberland lease payments and certain payroll costs). Other costs include amortization of capitalized costs related to road and bridge construction and software, depreciation of fixed assets and equipment, road maintenance, severance and excise taxes, carbon basis and fire prevention.
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
EMPLOYEE BENEFIT PLANS
    The determination of expense and funding requirements for our defined benefit pension plan, its unfunded excess pension plan and its postretirement life insurance plan are largely based on a number of actuarial assumptions. The key assumptions include discount rate, return on assets, mortality rates and longevity of employees. See Note 18 — Employee Benefit Plans for assumptions used to determine benefit obligations, and the net periodic benefit cost for the year ended December 31, 2022.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
    Periodic pension and other postretirement expense is included in “Cost of sales,” “Selling and general expenses” and “Interest and other miscellaneous income, net” in the Consolidated Statements of Income and Comprehensive Income. The service cost component of net periodic benefit cost is included in “Cost of sales” and “Selling and general expenses” while the other components of net periodic benefit cost (interest cost, expected return on plan assets and amortization of losses or gains) are presented outside of income from operations in “Interest and other miscellaneous income, net.” At December 31, 2022 and 2021, our pension plans were in a net liability position (underfunded) of $7.2 million and $8.7 million, respectively. The estimated amount to be paid in the next 12 months is recorded in “Accrued payroll and benefits” on the Consolidated Balance Sheets, with the remainder recorded as a long-term liability in “Pension and Other Postretirement Benefits.” Changes in the funded status of our plans are recorded through other comprehensive (loss) income in the year in which the changes occur. We measure plan assets and benefit obligations as of the fiscal year-end. See Note 18 — Employee Benefit Plans for additional information.
INCOME TAXES
    We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax benefits or consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, operating loss carryforwards and tax credit carryforwards. Deferred tax assets and liabilities are measured pursuant to tax laws using the enacted tax rate that is expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. We recognize the effect of a change in income tax rates on deferred tax assets and liabilities in the Consolidated Statements of Income and Comprehensive Income in the period that includes the enactment date of the rate change. We record a valuation allowance to reduce the carrying amounts of deferred tax assets if it is more-likely-than-not that such deferred tax assets will not be realized.
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
    Our income tax returns are subject to audit by U.S. federal, state and foreign taxing authorities. In evaluating the tax benefits associated with various tax filing positions, we record a tax benefit for an uncertain tax position if it is more-likely-than-not to be realized upon ultimate settlement. We record a liability for an uncertain tax position that does not meet this criterion. Interest and penalties for an uncertain tax position are recognized in income tax expense. We adjust our liabilities for uncertain tax benefits in the period in which it is determined the issue is settled with the taxing authorities, the statute of limitations expires for the relevant taxing authority to examine the tax position or when new facts or information become available. See Note 20 — Income Taxes for additional information.
ACCOUNTING PRONOUNCEMENTS
    In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, Reference Rate Reform (Topic 848), which provides temporary optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates, such as the Secured Overnight Financing Rate (“SOFR”). Entities can elect not to apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. We have previously elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. See  Note 7 — Debt and Note 8 — Derivative Financial Instruments and Hedging Activities for more information on our current year transition to SOFR.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
In June 2022, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities to Contractual Sale Restrictions, which clarifies how the fair value of equity securities subject to contractual sale restrictions is determined, and amends ASC 820 to clarify that a contractual sale restriction should not be considered in measuring fair value. It also requires entities with investments in equity securities subject to contractual sale restrictions to disclose certain qualitative and quantitative information about such securities. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

SUBSEQUENT EVENTS
On February 13, 2023, Cyclone Gabrielle came across the northeast coast of the North Island in New Zealand. As of the date of filing, we have begun assessing our exposure but are unable to reasonably quantify the extent of loss, which includes damages to roading infrastructure and timber in certain areas.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
2.    SEGMENT AND GEOGRAPHICAL INFORMATION
As of December 31, 2022 Rayonier operated in five reportable segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate, and Trading. The previously reported Timber Funds segment was liquidated in 2021 with all proceeds being distributed to noncontrolling interests at the end of 2022. As a result, disclosure of Timber Funds segment results is not presented for 2022 while prior year results are presented for historical purposes.
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
Segment information for each of the three years ended December 31 follows:

	Sales by Product Line
	2022	2021	2020
Southern Timber	$264,201	$204,441	$191,831
Pacific Northwest Timber	162,237	143,021	120,809
New Zealand Timber	274,076	281,158	202,315
Timber Funds (a)	—	199,402	29,557
Real Estate
Improved Development	35,413	51,713	14,498
Unimproved Development	—	37,500	8,426
Rural	59,485	43,088	67,152
Timberland & Non-Strategic	11,400	44	19,255
Conservation Easements	—	3,855	3,099
Deferred Revenue/Other	1,239	(2,380)	888
Large Dispositions	30,471	56,048	116,027
Total Real Estate	138,008	189,868	229,345
Trading	70,952	95,364	88,973
Intersegment eliminations (b)	(402)	(3,657)	(3,676)
Total Sales	$909,072	$1,109,597	$859,154

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
(b)The years ended December 31, 2022, 2021 and 2020 include log marketing fees paid to our Trading segment from our Southern Timber and Pacific Northwest Timber segments for marketing log export sales. The years ended December 31, 2021 and December 31, 2020 include the elimination of timberland investment management fees paid to us by the timber funds which were initially recognized as sales and cost of sales within the Timber Funds segment.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	Operating Income (Loss)
	2022	2021	2020
Southern Timber (a)	$96,616	$66,111	$41,247
Pacific Northwest Timber (b)	15,192	6,827	(9,979)
New Zealand Timber	30,621	51,513	29,984
Timber Funds (c)	—	63,219	(13,195)
Real Estate (d)	58,495	112,540	71,951
Trading	382	144	(462)
Corporate and other (e)	(35,484)	(30,579)	(45,158)
Total Operating Income	165,822	269,775	74,388
Unallocated interest expense and other	(33,642)	(44,627)	(37,595)
Total Income before Income Taxes	$132,180	$225,148	$36,793

(a)The year ended December 31, 2020 includes $6.0 million of timber write-offs resulting from casualty events. Timber write-offs resulting from casualty events are recorded within the Consolidated Statements of Income and Comprehensive Income under the caption “Cost of sales.”
(b)The year ended December 31, 2022 includes $0.7 million of timber write-offs resulting from casualty events. Timber write-offs resulting from casualty events are recorded within the Consolidated Statements of Income and Comprehensive Income under the caption “Cost of sales.”
(c)The year ended December 31, 2021 includes $45.6 million of operating income attributable to noncontrolling interests in Timber Funds. Included in operating income attributable to noncontrolling interests in Timber Funds for the year ended December 31, 2021 is $41.2 million of income from Fund II Timberland Dispositions. The year ended December 31, 2021 also includes $10.3 million of income on Fund II Timberland Dispositions attributable to Rayonier and a $7.5 million gain on investment in Timber Funds. The year ended December 31, 2020 includes $11.6 million of operating loss attributable to noncontrolling interests in Timber Funds. Included in operating loss attributable to noncontrolling interests in Timber Funds for the year ended December 31, 2020 is $7.3 million related to timber write-offs resulting from casualty events. The year ended December 31, 2020 also includes $1.8 million of timber write-offs resulting from casualty events attributable to Rayonier. Timber write-offs resulting from casualty events are recorded within the Consolidated Statements of Income and Comprehensive Income under the caption “Cost of sales.”
(d)The year ended December 31, 2022 includes an $11.5 million gain associated with the multi-family apartment complex sale attributable to noncontrolling interests. The gain associated with the multi-family apartment complex sale attributable to noncontrolling interests was recorded within the Consolidated Statements of Income and Comprehensive Income under the caption “Other operating income, net”. The years ended December 31, 2022, 2021 and 2020 include $16.6 million, $44.8 million and $28.7 million, respectively, from Large Dispositions.
(e)The year ended December 31, 2020 includes $17.2 million of integration and restructuring costs related to the merger with Pope Resources.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	Gross Capital Expenditures
	2022	2021	2020
Capital Expenditures (a)
Southern Timber	$39,301	$35,790	$35,505
Pacific Northwest Timber	16,770	16,585	11,367
New Zealand Timber	18,455	20,128	16,595
Timber Funds (b)	—	3,271	2,606
Real Estate	285	191	428
Corporate and other	—	—	—
Total capital expenditures	$74,811	$75,965	$66,500

Timberland Acquisitions (c)
Southern Timber	$457,770	$168,188	$24,241
Pacific Northwest Timber	26	—	—
New Zealand Timber	734	10,927	454
Total timberland acquisitions	$458,530	$179,115	$24,695

Total Gross Capital Expenditures	$533,341	$255,080	$91,195

(a)Excludes timberland acquisitions presented separately in addition to real estate development investments of $13.7 million, $12.5 million and $6.5 million in the years ended December 31, 2022, 2021 and 2020, respectively.
(b)The years ended December 31, 2021 and December 31, 2020 include $2.8 million and $2.3 million, respectively, of capital expenditures attributable to noncontrolling interests in Timber Funds.
(c)Excludes timberland acquired in the Pope Resources merger.

	Depreciation, Depletion and Amortization
	2022	2021	2020
Southern Timber	$60,298	$54,116	$61,827
Pacific Northwest Timber	48,024	50,487	47,107
New Zealand Timber	23,876	27,005	25,030
Timber Funds (a)	—	97,943	11,884
Real Estate (b)	22,216	17,746	53,093
Corporate and other	1,255	1,208	1,427
Total	$155,669	$248,505	$200,368

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
(b)The years ended December 31, 2022, 2021 and 2020 include $8.3 million, $9.8 million and $35.4 million, respectively, from Large Dispositions.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	Non-Cash Cost of Land and Improved Development
	2022	2021	2020
Timber Funds (a)	—	$20,239	—
Real Estate (b)	32,934	25,070	82,008
Total	$32,934	$45,309	$82,008

(a)The year ended December 31, 2021 includes $20.2 million of non-cash cost of land and improved development from Fund II Timberland Dispositions, of which $16.2 million was attributable to noncontrolling interests in Timber Funds and $4.0 million was attributable to Rayonier.
(b)The years ended December 31, 2022, 2021 and 2020 include $4.6 million, $0.1 million and $51.6 million, respectively, from Large Dispositions.

	Geographical Operating Information
	Sales			Operating Income			Identifiable Assets
	2022	2021	2020	2022	2021	2020	2022	2021
United States	$576,780	$732,995	$567,998	$135,900	$217,964	$44,877	$3,244,128	$3,046,707
New Zealand	332,292	376,602	291,156	29,922	51,811	29,511	545,243	589,649
Total	$909,072	$1,109,597	$859,154	$165,822	$269,775	$74,388	$3,789,371	$3,636,356

3.    REVENUE
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
    The following table summarizes revenue recognized during the years ended December 31, 2022 and 2021 that was included in the contract liability balance at the beginning of each year:

	Year Ended December 31,
	2022	2021
Revenue recognized from contract liability balance at the beginning of the year (a)	$16,148	$10,809

(a)    Revenue recognized was primarily from hunting licenses, the use of advances on pay-as-cut timber sales, and performance obligations from development sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
    The following tables present our revenue from contracts with customers disaggregated by product type for the years ended December 31, 2022, 2021 and 2020:

Year Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Elim.	Total
December 31, 2022
Pulpwood	$126,884	$15,094	$34,027	—	—	$7,178	—	$183,183
Sawtimber	92,512	141,541	219,082	—	—	62,116	—	515,251
Hardwood	17,216	—	—	—	—	—	—	17,216
Total Timber Sales	236,612	156,635	253,109	—	—	69,294	—	715,650
License Revenue, Primarily From Hunting	21,287	1,076	341	—	—	—	—	22,704
Other Non-Timber/Carbon Revenue	6,302	4,526	20,626	—	—	—	—	31,454
Agency Fee Income	—	—	—	—	—	1,256	—	1,256
Total Non-Timber Sales	27,589	5,602	20,967	—	—	1,256	—	55,414
Improved Development	—	—	—	—	35,413	—	—	35,413
Rural	—	—	—	—	59,485	—	—	59,485
Timberland & Non-Strategic	—	—	—	—	11,400	—	—	11,400
Deferred Revenue/Other (a)	—	—	—	—	(38)	—	—	(38)
Large Dispositions	—	—	—	—	30,471	—	—	30,471
Total Real Estate Sales	—	—	—	—	136,731	—	—	136,731
Revenue from Contracts with Customers	264,201	162,237	274,076	—	136,731	70,550	—	907,795
Lease Revenue	—	—	—	—	1,277	—	—	1,277
Intersegment	—	—	—	—	—	402	(402)	—
Total Revenue	$264,201	$162,237	$274,076	—	$138,008	$70,952	($402)	$909,072
December 31, 2021
Pulpwood	$95,995	$9,336	$42,836	$792	—	$11,369	—	$160,328
Sawtimber	79,154	127,768	237,262	38,042	—	82,276	—	564,502
Hardwood	4,671	—	—	—	—	—	—	4,671
Total Timber Sales	179,820	137,104	280,098	38,834	—	93,645	—	729,501
License Revenue, Primarily from Hunting	18,116	990	385	40	—	—	—	19,531
Other Non-Timber/Carbon Revenue	6,505	4,927	675	439	—	—	—	12,546
Agency Fee Income	—	—	—	—	—	1,399	—	1,399
Fund II Timberland Dispositions	—	—	—	156,752	—	—	—	156,752
Total Non-Timber Sales	24,621	5,917	1,060	157,231	—	1,399	—	190,228
Improved Development	—	—	—	—	51,713	—	—	51,713
Unimproved Development	—	—	—	—	37,500	—	—	37,500
Rural	—	—	—	—	43,088	—	—	43,088
Timberland & Non-Strategic	—	—	—	—	44	—	—	44
Conservation Easements	—	—	—	—	3,855	—	—	3,855
Deferred Revenue/Other (a)	—	—	—		(3,532)	—	—	(3,532)
Large Dispositions	—	—	—	—	56,048	—	—	56,048
Total Real Estate Sales	—	—	—	—	188,716	—	—	188,716
Revenue from Contracts with Customers	204,441	143,021	281,158	196,065	188,716	95,044	—	1,108,445
Lease Revenue	—	—	—	—	1,152	—	—	1,152
Intersegment	—	—	—	3,337	—	320	(3,657)	—
Total Revenue	$204,441	$143,021	$281,158	$199,402	$189,868	$95,364	($3,657)	$1,109,597
December 31, 2020
Pulpwood	$94,108	$10,581	$27,558	$784	—	$10,260	—	$143,291
Sawtimber	73,683	106,051	166,935	25,195	—	77,314	—	449,178
Hardwood	2,430	—	—	—	—	—	—	2,430
Total Timber Sales	170,221	116,632	194,493	25,979	—	87,574	—	594,899
License Revenue, Primarily from Hunting	17,765	843	307	17	—	—	—	18,932
Other Non-Timber/Carbon Revenue	3,845	3,334	7,515	124	—	—	—	14,818
Agency Fee Income	—	—	—	—	—	1,160	—	1,160
Total Non-Timber Sales	21,610	4,177	7,822	141	—	1,160	—	34,910
Improved Development	—	—	—	—	14,498	—	—	14,498
Unimproved Development	—	—	—	—	8,426	—	—	8,426
Rural	—	—	—	—	67,152	—	—	67,152
Timberland & Non-Strategic	—	—	—	—	19,255	—	—	19,255
Conservation Easements	—	—	—	—	3,099	—	—	3,099
Deferred Revenue/Other (a)	—	—	—	—	283	—	—	283
Large Dispositions	—	—	—	—	116,027	—	—	116,027
Total Real Estate Sales	—	—	—	—	228,740	—	—	228,740
Revenue from Contracts with Customers	191,831	120,809	202,315	26,120	228,740	88,734	—	858,549
Lease Revenue	—	—	—	—	605	—	—	605
Intersegment	—	—	—	3,437	—	239	(3,676)	—
Total Revenue	$191,831	$120,809	$202,315	$29,557	$229,345	$88,973	($3,676)	$859,154

(a)    Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
The following tables present our timber sales disaggregated by contract type for the years ended December 31, 2022, 2021 and 2020:

Year Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Trading	Total
December 31, 2022
Stumpage Pay-as-Cut	$98,967	—	—	—	—	$98,967
Stumpage Lump Sum	1,022	7,770	—	—	—	8,792
Total Stumpage	99,989	7,770	—	—	—	107,759

Delivered Wood (Domestic)	125,136	137,421	62,068	—	2,310	326,935
Delivered Wood (Export)	11,487	11,444	191,041	—	66,984	280,956
Total Delivered	136,623	148,865	253,109	—	69,294	607,891

Total Timber Sales	$236,612	$156,635	$253,109	—	$69,294	$715,650

December 31, 2021
Stumpage Pay-as-Cut	$68,471	—	—	$768	—	$69,239
Stumpage Lump Sum	6,890	10,769	—	—	—	17,659
Total Stumpage	75,361	10,769	—	768	—	86,898

Delivered Wood (Domestic)	81,803	126,335	73,543	38,066	3,731	323,478
Delivered Wood (Export)	22,656	—	206,555	—	89,914	319,125
Total Delivered	104,459	126,335	280,098	38,066	93,645	642,603

Total Timber Sales	$179,820	$137,104	$280,098	$38,834	$93,645	$729,501

December 31, 2020
Stumpage Pay-as-Cut	$68,684	—	—	$1,731	—	$70,415
Stumpage Lump Sum	2,027	8,142	—	—	—	10,169
Total Stumpage	70,711	8,142	—	1,731	—	80,584

Delivered Wood (Domestic)	85,996	108,490	62,568	24,248	1,768	283,070
Delivered Wood (Export)	13,514	—	131,925	—	85,806	231,245
Total Delivered	99,510	108,490	194,493	24,248	87,574	514,315

Total Timber Sales	$170,221	$116,632	$194,493	$25,979	$87,574	$594,899

4.    TIMBERLAND ACQUISITIONS
In December 2022, we completed the acquisitions of approximately 138,000 acres of high-quality commercial timberlands located in Texas, Georgia, Alabama, and Louisiana from Manulife Investment Management for approximately $454.5 million in the aggregate. We funded the acquisitions with incremental borrowings, cash on hand, and like-kind exchange proceeds. Additionally, in five transactions during 2022, we acquired approximately 2,000 acres of U.S. timberland located in Alabama, Florida, Georgia and Washington for an aggregate value of $3.3 million, which were primarily funded from operating cash flow.
During 2022, we also acquired approximately 1,000 acres of timberland (including approximately 400 acres of leased land) in New Zealand for approximately $0.7 million. These acquisitions were funded from operating cash flow.
In 2021, we acquired approximately 100,000 acres of U.S. timberland located in Florida, Georgia and Texas through seven transactions for an aggregate value of $168.2 million, which were funded from operating cash flow, proceeds from the sale of the Timber Funds business and use of the Company’s 2020 ATM Program. Additionally, during 2021, we acquired approximately 3,000 acres of timberland (including approximately 1,000 acres of leased land) in New Zealand for approximately $10.9 million. These acquisitions were funded from operating cash flow.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
The following table summarizes the timberland acquisitions for the years ended December 31, 2022 and 2021:

	2022		2021
	Cost	Acres	Cost	Acres
Alabama	124,020	35,995	—	—
Florida	1,053	741	31,342	24,153
Georgia	130,124	28,514	38,339	24,776
Louisiana	24,373	9,110	—	—
Texas	178,200	65,226	98,507	51,568
Washington	26	20	—	—
New Zealand	734	1,409	10,927	2,676
Total Acquisitions	$458,530	141,015	$179,115	103,173

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
The following table sets forth the income attributable to the New Zealand subsidiary’s noncontrolling interests:

	2022	2021	2020
Net income attributable to noncontrolling interests in the New Zealand subsidiary	$2,966	$7,696	$4,920
Ferncliff Investors
We maintain an ownership interest in Ferncliff Investors, a real estate joint venture entity. In 2017, Ferncliff Management and Ferncliff Investors were formed for the purpose of raising capital from third parties to invest in an unconsolidated real estate joint venture entity, Bainbridge Landing LLC, for the development of a multi-family community containing apartments and townhouses on a five-acre parcel in Bainbridge Island, Washington. Ferncliff Management is the manager and 33.33% owner of Ferncliff Investors, with the remaining ownership interest in Ferncliff Investors held by third-party investors. Ferncliff Investors holds a 50% interest in Bainbridge Landing LLC, the joint venture entity that owns and is developing the property.
In 2022, Bainbridge Landing, LLC completed the planned sale of its multi-family apartment complex in Bainbridge Island, Washington for a purchase price of $65.5 million. The equity income related to the apartment complex sale was $16.0 million, of which $4.5 million was attributable to Rayonier. We recognized the gain on the sale in our Consolidated Statements of Income and Comprehensive Income under the caption “Other operating income, net.”

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
The following table sets forth the Company’s noncontrolling interests in the operating partnership:

	2022	2021
Beginning noncontrolling interests in the operating partnership	$133,823	$130,121
Adjustment of noncontrolling interests in the operating partnership	(23,155)	42,530
Conversions of redeemable operating partnership units to common shares	(3,925)	(40,676)
Net income attributable to noncontrolling interests in the operating partnership	2,393	4,516
Other comprehensive income attributable to noncontrolling interests in the operating partnership	295	1,601
Distributions to noncontrolling interests in the operating partnership	(3,668)	(4,269)
Total noncontrolling interests in the operating partnership	$105,763	$133,823

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
    The following table provides details of the calculations of basic and diluted earnings per common share of the Company for the three years ended December 31:

	2022	2021	2020
Earnings per common share - basic
Numerator:
Net Income	$122,791	$210,487	$29,784
Less: Net income attributable to noncontrolling interests in the operating partnership	(2,393)	(4,516)	(528)
Less: Net (income) loss attributable to noncontrolling interests in consolidated affiliates	(13,321)	(53,421)	7,828
Net income attributable to Rayonier Inc.	$107,077	$152,550	$37,084
Denominator:
Denominator for basic earnings per common share - weighted average shares	146,209,847	140,812,882	133,865,867
Basic earnings per common share attributable to Rayonier Inc.:	$0.73	$1.08	$0.28
Earnings per common share - diluted
Numerator:
Net Income	$122,791	$210,487	$29,784
Less: Net (income) loss attributable to noncontrolling interests in consolidated affiliates	(13,321)	(53,421)	7,828
Net income attributable to Rayonier Inc., before net income attributable to noncontrolling interests in the operating partnership	$109,470	$157,066	$37,612
Denominator:
Denominator for basic earnings per common share - weighted average shares	146,209,847	140,812,882	133,865,867
Add: Dilutive effect of:
Stock options	5,132	8,727	633
Performance shares, restricted shares and restricted stock units	669,501	416,527	198,955
Noncontrolling interests in operating partnership units	3,268,473	4,062,725	2,877,447
Denominator for diluted earnings per common share - adjusted weighted average shares	150,152,953	145,300,861	136,942,902

Diluted earnings per common share attributable to Rayonier Inc.:	$0.73	$1.08	$0.27

	2022	2021	2020
Anti-dilutive shares excluded from computations of diluted earnings per share:
Stock options, performance shares, restricted shares and restricted stock units	103,514	149,705	450,551

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
    The following table provides details of the calculations of basic and diluted earnings per unit of the Operating Partnership for the three years ended December 31:

	2022	2021	2020
Earnings per unit - basic
Numerator:
Net Income	$122,791	$210,487	$29,784
Less: Net (income) loss attributable to noncontrolling interests in consolidated affiliates	(13,321)	(53,421)	7,828
Net income available to unitholders	$109,470	$157,066	$37,612
Denominator:
Denominator for basic earnings per unit - weighted average units	149,478,320	144,875,607	136,743,314
Basic earnings per unit attributable to Rayonier, L.P.:	$0.73	$1.08	$0.28
Earnings per unit - diluted
Numerator:
Net Income	$122,791	$210,487	$29,784
Less: Net (income) loss attributable to noncontrolling interests in consolidated affiliates	(13,321)	(53,421)	7,828
Net income available to unitholders	$109,470	$157,066	$37,612
Denominator:
Denominator for basic earnings per unit - weighted average units	149,478,320	144,875,607	136,743,314
Add: Dilutive effect of unit equivalents:
Stock options	5,132	8,727	633
Performance shares, restricted shares and restricted stock units	669,501	416,527	198,955
Denominator for diluted earnings per unit - adjusted weighted average units	150,152,953	145,300,861	136,942,902

Diluted earnings per unit attributable to Rayonier, L.P.	$0.73	$1.08	$0.27

	2022	2021	2020
Anti-dilutive unit equivalents excluded from computations of diluted earnings per unit:
Stock options, performance shares, restricted shares and restricted stock units	103,514	149,705	450,551

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
7.    DEBT
Our debt consisted of the following at December 31, 2022 and 2021:

	2022	2021
Debt:
Senior Notes due 2031 at a fixed interest rate of 2.75%	$450,000	$450,000
2015 Term Loan Facility borrowings due 2028 at a variable interest rate of 5.4% at December 31, 2022	350,000	350,000
2022 Incremental Term Loan Facility borrowings due 2027 at a variable interest rate of 5.21% at December 31, 2022	250,000	—
2016 Incremental Term Loan Facility borrowings due 2026 at a variable interest rate of 5.54% at December 31, 2022	200,000	200,000
2021 Incremental Term Loan Facility borrowings due 2029 at a variable interest rate of 5.35% at December 31, 2022	200,000	—
New Zealand subsidiary noncontrolling interest shareholder loan due 2026 at a fixed interest rate of 3.64%	25,586	27,519
New Zealand subsidiary noncontrolling interest shareholder loan due 2027 at a fixed interest rate of 6.48%	25,586	—
New Zealand subsidiary noncontrolling interest shareholder loan due 2025 at a fixed interest rate of 2.95%	21,931	23,588
Senior Notes due 2022 at a fixed interest rate of 3.75%	—	325,000
Total principal debt	1,523,103	1,376,107
Less: Unamortized discounts	(3,104)	(3,426)
Less: Current maturities of long-term debt	—	(124,965)
Less: Deferred financing costs	(5,278)	(4,897)
Total long-term debt	$1,514,721	$1,242,819

Principal payments due during the next five years and thereafter are as follows:

2023	—
2024	—
2025	21,931
2026	225,586
2027	275,586
Thereafter	1,000,000
Total debt	$1,523,103
2.75% SENIOR NOTES ISSUED MAY 2021
In May 2021, Rayonier, L.P. issued $450 million of 2.75% Senior Notes due 2031, guaranteed by certain subsidiaries. Semi-annual payments of interest only are due on these notes through maturity. The Senior Notes due 2031 were sold at an issue price of 99.195% of their face value, before underwriters discount. Our net proceeds after deducting approximately $3.9 million of underwriting discounts and expenses, were approximately $442.5 million. The discount and debt issuance costs are being amortized to interest expense over the term of the notes using the effective interest method.
TERM CREDIT AGREEMENTS
We have entered into several credit agreements with CoBank, ACB, as administrative agent, and a syndicate of Farm Credit Institutions. Our various term credit facilities issued through the Farm Credit System provide for annual patronage payments, which are profit distributions made by the cooperative to its member-users based on the quantity or value of business done with the member-user.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
In December 2022, we amended all of our term credit agreements to convert the interest rate benchmark from LIBOR to Daily Simple SOFR plus a credit spread adjustment. While all of our term credit facilities provide for variable interest rates based on a spread over Daily Simple SOFR, we have entered into multiple interest rate swap agreements to fix portions of our variable rate exposure. For each credit facility described below, we provide our estimated effective interest rate after consideration of estimated patronage payments and interest rate swaps.
2015 TERM LOAN AGREEMENT
In August 2015, we entered into a credit agreement with CoBank, ACB, as administrative agent, and a syndicate of Farm Credit institutions and other commercial banks to provide $550 million of credit facilities, including a nine-year $350 million term loan facility (“2015 Term Loan Facility”). The periodic interest rate on the 2015 Term Loan Facility is subject to a pricing grid based on our leverage ratio, as defined in the Term Credit Agreement. As of December 31, 2022, the periodic interest rate on the 2015 Term Loan Facility was Daily Simple SOFR plus 1.6% plus a credit spread adjustment of 0.1%. Monthly payments of interest only are due on this loan through maturity. We estimate the effective interest rate on this term loan facility to be approximately 3.0% after consideration of the interest rate swaps and estimated patronage refunds. For additional information on our interest rate swaps, see Note 8 — Derivative Financial Instruments and Hedging Activities.
2022 INCREMENTAL TERM LOAN AGREEMENT
In December 2022, we entered into an Incremental Term Loan Agreement to provide a five-year $250 million senior unsecured incremental term loan facility (“2022 Incremental Term Loan Facility”). The proceeds from the 2022 Incremental Term Loan Facility were used to partially fund our acquisition of high-quality commercial timberlands located in Texas, Georgia, Alabama and Louisiana for an aggregate purchase price of approximately $454.5 million, after customary purchase price adjustments at closing. The periodic interest rate on the 2022 Incremental Term Loan Facility is subject to a pricing grid based on our leverage ratio, as defined in the Incremental Term Loan Agreement. As of December 31, 2022, the periodic interest rate on the 2022 Incremental Term Loan Facility was Daily Simple SOFR plus 1.6% plus a credit spread adjustment of 0.1%. Monthly payments of interest only are due on this loan through maturity. We estimate the effective interest rate on this term loan facility to be approximately 4.9% after consideration of interest rate swaps and estimated patronage refunds. For additional information on our interest rate swaps, see Note 8 — Derivative Financial Instruments and Hedging Activities.
2016 INCREMENTAL TERM LOAN AGREEMENT
In April 2016, we entered into an Incremental Term Loan Agreement to provide a 10-year, $300 million term loan facility (“2016 Incremental Term Loan Facility”) of which $100 million was subsequently repaid. The periodic interest rate on the 2016 Incremental Term Loan Facility is subject to a pricing grid based on our leverage ratio, as defined in the Incremental Term Loan Agreement. As of December 31, 2022, the periodic interest rate on the $200 million 2016 Incremental Term Loan Facility was Daily Simple SOFR plus 1.65% plus a credit spread adjustment of 0.1%. Monthly payments of interest only are due on this loan through maturity. We estimate the effective interest rate on this term loan facility to be approximately 2.4% after consideration of interest rate swaps and estimated patronage payments. For additional information on our interest rate swaps, see Note 8 — Derivative Financial Instruments and Hedging Activities.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
2021 INCREMENTAL TERM LOAN AGREEMENT
In June 2021, we entered into an Incremental Term Loan Agreement, which provided us the ability to make an advance of $200 million on or before June 1, 2022. In January 2022, we made a $200 million draw on our 2021 Incremental Term Loan Facility. Proceeds from the 2021 Incremental Term Loan Facility were used to repay the outstanding principal on our Revolving Credit Facility, which was used to fund the repayment of the Senior Notes due 2022. The periodic interest rate on the 2021 Incremental Term Loan Facility is subject to a pricing grid based on our leverage ratio, as defined in the Incremental Term Loan Agreement. As of December 31, 2022, the periodic interest rate on the 2021 Incremental Term Loan Facility was Daily Simple SOFR plus 1.55% plus a credit spread adjustment of 0.1%. Monthly payments of interest only are due on this loan through maturity. We estimate the effective interest rate on this term loan facility to be approximately 1.5% after consideration of interest rate swaps and estimated patronage refunds. For additional information on our interest rate swaps, see Note 8 — Derivative Financial Instruments and Hedging Activities.
REVOLVING CREDIT FACILITY
In December 2022, we amended the $300 million Revolving Credit Facility to convert the interest rate benchmark from LIBOR to Daily Simple SOFR plus a credit spread adjustment. The periodic interest rate on the Revolving Credit Facility is subject to a pricing grid based on our leverage ratio, as defined in the Term Credit Agreement. As of December 31, 2022, the periodic interest rate on the Revolving Credit Facility was Daily Simple SOFR plus 1.25% plus a credit spread adjustment of 0.1%, with an unused commitment fee of 0.175%. Monthly payments of interest only are due on this loan through maturity. See Note 23 — Other Assets for additional information about deferred financing costs related to revolving debt.
During the year ended December 31, 2022, we made borrowings and repayments of $200 million. At December 31, 2022, we had available borrowings of $296.2 million, net of $3.8 million to secure our outstanding letters of credit.
3.75% SENIOR NOTES ISSUED MARCH 2012
In March 2012, Rayonier Inc. issued $325 million of 3.75% Senior Notes due 2022. In January 2022, we repaid the $325 million outstanding on the Senior Notes due 2022.
NEW ZEALAND SUBSIDIARY DEBT
WORKING CAPITAL FACILITY
In June 2022, the New Zealand subsidiary renewed its NZ$20 million working capital facility for an additional 12-month term. The facility is available for short-term operating cash flow needs of the New Zealand subsidiary. This facility holds a variable interest rate indexed to the 90-day New Zealand Bank Bill rate (“BKBM”). The margins are set for the term of the facility. During the year ended December 31, 2022, the New Zealand subsidiary made borrowings and repayments of $7.1 million, net of changes in exchange rates, on its working capital facility. At December 31, 2022, there was no outstanding balance on the facility.
SHAREHOLDER LOANS
The New Zealand subsidiary periodically makes capital distributions to its partners on a pro rata basis to redeem certain equity interests, which are reinvested by the partners into shareholder loans to the New Zealand subsidiary. Our capital distribution and portion of the shareholder loan are eliminated in consolidation. The capital distribution to the minority shareholder and its reinvestment in the shareholder loan results in the recording of a loan payable by the New Zealand subsidiary. Except for changes in the New Zealand foreign exchange rate, there have been no adjustments to the carrying value of the shareholder loan since its inception. See Note 5 — Noncontrolling Interests for more information regarding the New Zealand subsidiary.
SHAREHOLDER LOAN DUE 2026
In July 2021, the New Zealand subsidiary recorded of a loan payable in the amount of $28.1 million due in 2026 at a fixed interest rate of 3.64%. As of December 31, 2022, the outstanding balance is $25.6 million.
SHAREHOLDER LOAN DUE 2027

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
In April 2022, the New Zealand subsidiary recorded a loan payable in the amount of $27.9 million due in 2027 at a fixed interest rate of 6.48%. As of December 31, 2022, the outstanding balance is $25.6 million.
SHAREHOLDER LOAN DUE 2025
In September 2020, the New Zealand subsidiary recorded a loan payable in the amount of $23.3 million due in 2025 at a fixed interest rate of 2.95%. As of December 31, 2022, the outstanding balance is $21.9 million.
DEBT COVENANTS
In connection with our Term Credit Agreement, Incremental Term Loan Agreement, 2021 Incremental Term Loan Agreement, 2022 Incremental Term Loan Agreement and Revolving Credit Facility, customary covenants must be met, the most significant of which include interest coverage and leverage ratios.
The covenants listed below, which are the most significant financial covenants in effect as of December 31, 2022, are calculated on a trailing 12-month basis:

	Covenant Requirement	Actual Ratio	Favorable
Covenant EBITDA to consolidated interest expense should not be less than	2.5 to 1	9.9 to 1	7.4
Covenant debt to covenant net worth plus covenant debt shall not exceed	65%	45%	20%
    In addition to these financial covenants listed above, the Senior Notes due 2031, Term Credit Agreement, Incremental Term Loan Agreement, 2021 Incremental Term Loan Facility, 2022 Incremental Term Loan Facility, and Revolving Credit Facility include customary covenants that limit the incurrence of debt and the disposition of assets, among others. At December 31, 2022, we were in compliance with all applicable covenants.

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
FOREIGN CURRENCY EXCHANGE AND OPTION CONTRACTS
Our New Zealand subsidiary’s domestic sales and operating expenses are predominately denominated in New Zealand dollars, while its export sales, shareholder distributions and ocean freight payments are predominately denominated in U.S. dollars. To the extent New Zealand dollar costs exceed New Zealand dollar revenues (the “foreign exchange exposure”), the New Zealand subsidiary manages the foreign exchange exposure through the use of derivative financial instruments. It typically hedges a portion of export sales receipts to cover 50% to 90% of the projected foreign exchange exposure for the following 12 months, up to 75% for the forward 12 to 18 months and up to 50% for the forward 18 to 24 months. Additionally, it will occasionally hedge export sales receipts to cover up to 50% of the foreign exchange exposure for the forward 24 to 48 months when the New Zealand dollar is at a cyclical low versus the U.S. dollar. The New Zealand subsidiary’s trading operations typically hedge a portion of export sales receipts to cover the projected foreign exchange exposure for the following three months. As of December 31, 2022, foreign currency exchange contracts and foreign currency option contracts had maturity dates through September 2025 and October 2025, respectively.
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
INTEREST RATE PRODUCTS
We are exposed to cash flow interest rate risk on our variable-rate debt. We use variable-to-fixed interest rate swaps and forward-starting interest rate swap agreements to hedge this exposure. For these derivative instruments, we report the gains/losses from the fluctuations in the fair market value of the hedges in AOCI and reclassify them to earnings as interest expense in the same period in which the hedged interest payments affect earnings.
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
In November 2022, we entered into a new $100 million forward-starting interest rate swap agreement, benchmarked to the Secured Overnight Financing Rate (“SOFR”), in anticipation of the new $250 million incremental term loan, which closed in December 2022. See Note 7 — Debt for additional information.
In December 2022, through a fifth amendment to the Incremental Term Loan Agreement with our primary lender, we converted all our outstanding London Inter-Bank Offered Rate (“LIBOR”) indexed term loans, in the aggregate principal amount of $750 million, to SOFR indexed rates. In conjunction with amending our Term Loan Agreement, we also concurrently modified the benchmark rate from LIBOR to Daily Simple SOFR in our active interest rate swap agreements with a total notional amount of $750 million. The conversion of these debt and interest rate swap instruments did not have a material impact on our financial position or operating results.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
As of December 31, 2022, our forward-starting interest rate swap agreements with a total notional amount of $150 million continue to use LIBOR as the interest rate benchmark.
INTEREST RATE SWAPS
The following table contains information on the outstanding interest rate swaps as of December 31, 2022:

Outstanding Interest Rate Swaps (a)
Date Entered Into	Term	Notional Amount	Related Debt Facility	Fixed Rate of Swap	Bank Margin on Debt (b)	Total Effective Interest Rate (c)
August 2015	9 years	$170,000	Term Credit Agreement	2.10%	1.70%	3.80%
August 2015	9 years	180,000	Term Credit Agreement	2.26%	1.70%	3.96%
April 2016	10 years	100,000	Incremental Term Loan	1.50%	1.75%	3.25%
April 2016	10 years	100,000	Incremental Term Loan	1.51%	1.75%	3.26%
May 2021 (d)	7 years	200,000	2021 Incremental Term Loan Facility	0.67%	1.65%	2.32%
December 2022 (e)	5 years	100,000	2022 Incremental Term Loan Facility	3.72%	1.70%	5.42%

(a)     All interest rate swaps have been designated as interest rate cash flow hedges and qualify for hedge accounting.
(b)    Includes the SOFR Credit Spread Adjustment component allotted to banks during the transition from LIBOR period.
(c)     Rate is before estimated patronage payments.
(d)     On February 1, 2022, our $200 million notional forward-starting interest rate swap matured into an active interest rate swap. See Note 7 - Debt for additional information.
(e) On December 1, 2022 our $100 million notional forward-starting interest rate swap matured into an active interest rate swap. See Note 7 - Debt for additional information.

FORWARD-STARTING INTEREST RATE SWAPS
The following table contains information on the outstanding forward-starting interest rate swaps as of December 31, 2022:

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

CARBON OPTIONS
The New Zealand subsidiary enters into carbon options from time to time to sell carbon assets. Changes in fair value of the carbon option contracts are recorded in “Interest and other miscellaneous income, net” as the contracts do not qualify for hedge accounting treatment. As of December 31, 2022, all existing carbon option contracts have expired.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
The following table demonstrates the impact, gross of tax, of our derivatives on the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2022, 2021 and 2020.

	Location on Statement of Income and Comprehensive Income	2022	2021	2020
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive income (loss)	$5,093	($10,939)	$7,699
	Other operating income, net	(7,682)	2,974	(2,323)
Foreign currency option contracts	Other comprehensive income (loss)	610	(2,733)	1,181
	Other operating income, net	—	1,177	30
Interest rate products	Other comprehensive income (loss)	75,006	52,478	(76,567)
	Interest expense, net	2,459	14,694	10,769

Derivatives not designated as hedging instruments:
Carbon options	Interest and other miscellaneous income, net	—	—	$563
During the next 12 months, the amount of the AOCI balance, net of tax, expected to be reclassified into earnings is a gain of approximately $19.7 million. The following table contains details of the amounts expected to be reclassified into earnings:

Amount expected to be reclassified into earnings in next 12 months
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	($3,909)
Foreign currency option contracts	(203)
Interest rate products	23,810
Total estimated gain on derivatives contracts	$19,698
The following table contains the notional amounts of the derivative financial instruments recorded in the Consolidated Balance Sheets at December 31, 2022 and 2021:

	Notional Amount
	2022	2021
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	$138,250	$149,250
Foreign currency option contracts	78,000	14,000
Interest rate swaps	850,000	550,000
Forward-starting interest rate swaps	150,000	350,000

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
The following table contains the fair values of the derivative financial instruments recorded in the Consolidated Balance Sheets at December 31, 2022 and 2021. Changes in balances of derivative financial instruments are recorded as operating activities in the Consolidated Statements of Cash Flows:

		Fair Value Assets (Liabilities) (a)
	Location on Balance Sheet	2022	2021
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other current assets	$25	$721
	Other assets	1,303	86
	Other current liabilities	(5,457)	(2,061)
	Other non-current liabilities	(410)	(694)
Foreign currency option contracts	Other current assets	66	—
	Other assets	2,131	228
	Other current liabilities	(347)	—
	Other non-current liabilities	(1,281)	(270)
Interest rate swaps	Other assets	60,843	—
	Other non-current liabilities	(51)	(15,582)
Forward-starting interest rate swaps	Other assets	11,939	11,482

Total derivative contracts:
Other current assets		$91	$721
Other assets		76,216	11,796
Total derivative assets		$76,307	$12,517

Other current liabilities		(5,804)	(2,061)
Other non-current liabilities		(1,742)	(16,546)
Total derivative liabilities		($7,546)	($18,607)

(a)See Note 9 — Fair Value Measurements for further information on the fair value of our derivatives including their classification within the fair value hierarchy.
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
    The following table presents the carrying amount and estimated fair values of our financial instruments at December 31, 2022 and 2021, using market information and what we believe to be appropriate valuation methodologies under GAAP:

	December 31, 2022			December 31, 2021
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Asset (Liability) (a)		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents, excluding Timber Funds	$114,255	$114,255	—	$358,680	$358,680	—
Cash and cash equivalents, Timber Funds	—	—	—	3,493	3,493	—
Restricted cash, Timber Funds (b)	—	—	—	6,341	6,341	—
Restricted cash, excluding Timber Funds (c)	1,152	1,152	—	625	625	—
Current maturities of long-term debt (d)	—	—	—	(124,965)	—	(125,288)
Long-term debt (d)	(1,514,721)	—	(1,438,736)	(1,242,819)	—	(1,245,148)
Interest rate swaps (e)	60,792	—	60,792	(15,582)	—	(15,582)
Forward-starting interest rate swaps (e)	11,939	—	11,939	11,482	—	11,482
Foreign currency exchange contracts (e)	(4,539)	—	(4,539)	(1,948)	—	(1,948)
Foreign currency option contracts (e)	569	—	569	(42)	—	(42)
Noncontrolling interests in the operating partnership (f)	105,763	105,763	—	133,823	133,823	—

(a)We did not have Level 3 assets or liabilities at December 31, 2022 and 2021.
(b)Restricted cash, Timber Funds represents the portion of proceeds from Fund II Timberland Dispositions required to be distributed to noncontrolling interests. See Note 21 - Restricted Cash for additional information.
(c)Restricted cash, excluding Timber Funds represents proceeds from like-kind exchange sales deposited with a third-party intermediary and cash held in escrow. See Note 21 - Restricted Cash for additional information.
(d)The carrying amount of long-term debt is presented net of deferred financing costs and unamortized discounts on non-revolving debt. See Note 7 — Debt for additional information.
(e)See Note 8 — Derivative Financial Instruments and Hedging Activities for information regarding the Consolidated Balance Sheets classification of our derivative financial instruments.
(f)Noncontrolling interests in the operating partnership is neither an asset nor liability and is classified as temporary equity in the Company’s Consolidated Balance Sheets. This relates to the ownership of Rayonier, L.P. units by various individuals and entities other than the Company. See Note 5 — Noncontrolling Interests for additional information.

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

10.    COMMITMENTS
    At December 31, 2022, the future minimum payments under non-cancellable commitments were as follows:

	Environmental Remediation (a)	Development Projects (b)	Commitments (c)	Total
2023	$1,175	$26,996	$6,301	$34,472
2024	9,775	911	955	11,641
2025	392	267	114	773
2026	842	267	2	1,111
2027	581	267	2	850
Thereafter	2,828	3,506	—	6,334
	$15,593	$32,214	$7,374	$55,181

(a)Environmental remediation represents our estimate of potential liability associated with environmental contamination and Natural Resource Damages (NRD) in Port Gamble, Washington. See Note 12 - Environmental and Natural Resource Damage Liabilities for additional information.
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

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
Changes in environmental and NRD liabilities from December 31, 2021 to December 31, 2022 are shown below:

Port Gamble, WA
Non-current portion at December 31, 2021	$10,110
Plus: Current portion	695
Total Balance at December 31, 2021	10,805
Expenditures charged to liabilities	(812)
Increase in liabilities (a)	5,600
Total Balance at December 31, 2022	15,593
Less: Current portion	(1,175)
Non-current portion at December 31, 2022	$14,418

(a)Increase in liabilities includes $4.9 million related to revised environmental and NRD cost estimates recorded in the fourth quarter of 2022.

We periodically examine whether the contingent liabilities related to the environmental matters described above are probable and reasonably estimable based on experience and ongoing developments in those matters, including continued study and analysis of ongoing remediation obligations. During the three months ended December 31, 2022, with the assistance of independent environmental consultants and taking into consideration inflation, investigation and remediation actions previously completed, new information available during the period and ongoing discussions with the Trustees, we completed a comprehensive long-term analysis and cost assessment related to our ongoing environmental remediation and NRD obligations. As a result of this analysis, we increased the accrual for environmental and NRD liabilities by $4.9 million, which are recorded on an undiscounted basis. We expect to pay the amounts recorded over an estimated period of up to 20 years.
It is expected that the upland millsite cleanup and NRD restoration will occur over the next one to two years, while the monitoring of the Port Gamble Bay, mill site and landfills will continue for an additional 15 to 20 years. NRD costs are subject to change as the scope of the restoration projects become more clearly defined. It is reasonably possible that these components of the liability may increase as the project progresses. Management continues to monitor the Port Gamble cleanup process and will make adjustments as needed. Should any future circumstances result in a change to the estimated cost of the project, we will record an appropriate adjustment to the liability in the period it becomes known and when we can reasonably estimate the amount. For further information on the timing and amount of future payments related to our environmental remediation liabilities, see Note 10 - Commitments.
We do not currently anticipate any material loss in excess of the amounts accrued; however we are not able to estimate a possible loss or range of loss, if any, in excess of the established liabilities. Our future remediation expenses may be affected by a number of uncertainties including, but not limited to, the difficulty in estimating the extent and method of remediation, the evolving nature of environmental regulations, and the availability and application of technology. We do not expect the resolution of such uncertainties to have a material adverse effect on our consolidated financial position or liquidity.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
13.    GUARANTEES
    We provide financial guarantees as required by creditors, insurance programs, and various governmental agencies. As of December 31, 2022, the following financial guarantees were outstanding:

Financial Commitments (a)	Maximum Potential Payment
Standby letters of credit (b)	$3,779
Surety bonds (c)	22,866
Total financial commitments	$26,645

(a)We have not recorded any liabilities for these financial commitments in the Consolidated Balance Sheets. The guarantees are not subject to measurement, as the guarantees are dependent on our own performance.
(b)Approximately $2.9 million of the standby letters of credit serve as credit support for real estate construction at the Company’s Wildlight development project. The remaining letters of credit support various insurance related agreements, primarily workers’ compensation. These letters of credit will expire at various dates during 2023 and will be renewed as required.
(c)Surety bonds are issued primarily to secure performance obligations related to various operational activities, to provide collateral for our Wildlight development project in Nassau County, Florida and our Heartwood development project in Richmond Hill, Georgia. These surety bonds expire at various dates during 2023, 2024 and 2025 and are expected to be renewed as required.

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
    Changes in higher and better use timberlands and real estate development investments from December 31, 2021 to December 31, 2022 are shown below:

	Higher and Better Use Timberlands and Real Estate Development Investments
	Land and Timber	Development Investments	Total
Non-current portion at December 31, 2021	$87,910	$18,968	$106,878
Plus: Current portion (a)	718	24,022	24,740
Total Balance at December 31, 2021	88,628	42,990	131,618
Non-cash cost of land and improved development	(1,683)	(16,705)	(18,388)
Amortization of parcel real estate development investments	—	(7,437)	(7,437)
Timber depletion from harvesting activities and basis of timber sold in real estate sales	(1,210)	—	(1,210)
Capitalized real estate development investments (b)	—	22,376	22,376
Capital expenditures (silviculture)	246	—	246
Intersegment transfers	5,801	—	5,801
Total Balance at December 31, 2022	91,782	41,224	133,006
Less: Current portion (a)	(408)	(17,501)	(17,909)
Non-current portion at December 31, 2022	$91,374	$23,723	$115,097

(a)The current portion of Higher and Better Use Timberlands and Real Estate Development Investments is recorded in Inventory. See Note 15 — Inventory for additional information.
(b)Capitalized real estate development investments includes $0.8 million of capitalized interest and $8.7 million of parcel real estate development investments. Parcel real estate development investments represent investments made for specific lots and/or commercial parcels that are currently under contract or expected to be ready for market within one year.

15.    INVENTORY
    As of December 31, 2022 and 2021, our inventory consisted entirely of finished goods, as follows:

	2022	2021
Finished goods inventory
Real estate inventory (a)	$17,909	$24,740
Log inventory	5,347	3,783
Carbon unit inventory (b)	473	—
Total inventory	$23,729	$28,523

(a)Represents the cost of HBU real estate (including capitalized development investments) under contract to be sold as well as the cost of HBU real estate deferred until post-closing obligations are satisfied. See Note 14 — Higher and Better Use Timberlands and Real Estate Development Investments for additional information.
(b)Represents the basis in New Zealand carbon units intended to be sold in the next 12 months. See Note 1 — Summary of Significant Accounting Policies and Note 23 — Other Assets for additional information on carbon credits.

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
    As of December 31, 2022, the New Zealand subsidiary has three CFLs comprising 11,000 gross acres or 9,000 net plantable acres under termination notice that are being relinquished as harvest activities are concluded, as well as two fixed-term CFLs comprising 3,000 gross acres or 2,000 net plantable acres expiring in 2062. Additionally, the New Zealand subsidiary has two forestry rights comprising 31,000 gross acres or 5,000 net plantable acres under termination notice that are being relinquished as harvest activities are concluded.
OTHER NON-TIMBERLAND LEASES
    In addition to timberland holdings, we lease properties for certain office locations. Significant leased properties include a regional office in Lufkin, Texas; a Pacific Northwest Timber office in Hoquiam, Washington and a New Zealand Timber and Trading headquarters in Auckland, New Zealand.
LEASE MATURITIES, LEASE COST AND OTHER LEASE INFORMATION
    The following table details our undiscounted lease obligations as of December 31, 2022 by type of lease and year of expiration:

	Year of Expiration
Lease obligations	Total	2023	2024	2025	2026	2027	Thereafter
Operating lease liabilities	$195,213	$9,234	$9,020	$8,144	$7,414	$7,317	$154,084
Total Undiscounted Cash Flows	$195,213	$9,234	$9,020	$8,144	$7,414	$7,317	$154,084
Imputed interest	(98,067)
Balance at December 31, 2022	$97,146
Less: Current portion	(8,390)
Non-current portion at December 31, 2022	$88,756

The following table details components of our lease cost for the years ended December 31, 2022, 2021, and 2020:

	Year Ended December 31,
Lease Cost Components	2022	2021	2020
Operating lease cost	$9,332	$10,166	$9,647
Variable lease cost (a)	757	196	230
Total lease cost (b)	$10,089	$10,362	$9,877

(a)    The majority of timberland leases are subject to increases or decreases based on either the Consumer Price Index, Producer Price Index or market rates.
(b)    Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for these leases are expensed on a straight line basis over the lease term. Short-term lease expense was not material for the year ended December 31, 2022.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
The following table details components of our lease cost for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
Supplemental Cash Flow Information Related to Leases:	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,571	$2,389	$2,127
Investing cash flows from operating leases	6,761	7,777	7,520
Total cash flows from operating leases	$9,332	$10,166	$9,647

Weighted-average remaining lease term in years - operating leases	30	29	29
Weighted-average discount rate - operating leases	5%	5%	5%

We apply the following practical expedients as allowed under ASC 842:

Practical Expedient	Description
Short-term leases	We do not record right-of-use assets or liabilities for short-term leases (a lease that at commencement date has a lease term of 12 months or less and does not contain a purchase option that is reasonably certain to be exercised).
Separation of lease and non-lease components	We do not separate non-lease components from the associated lease components if they have the same timing and pattern of transfer and, if accounted for separately, would both be classified as an operating lease.

17.    OTHER OPERATING INCOME (EXPENSE), NET
The following table provides the composition of Other operating income (expense), net for the three years ended December 31:

	2022	2021	2020
(Loss) gain on foreign currency remeasurement, net of cash flow hedges	($5,251)	$6,823	($3,503)
Gain on sale or disposal of property plant & equipment	40	75	121
Gain on investment in Timber Funds (a)	—	7,482	—
Log trading marketing fees	—	6	56
Cost related to the merger with Pope Resources (b)	—	—	(17,166)
Equity income (loss) related to Bainbridge Landing LLC joint venture (c)	15,477	102	(721)
Miscellaneous expense, net	(562)	(404)	(472)
Total	$9,704	$14,084	($21,685)

(a)Gain on investment in Timber Funds represents the gain recognized on the sale of rights to manage two timber funds (Funds III and IV) previously managed by the Company’s Olympic Resources Management (ORM) subsidiary, as well as its co-investment stake in both funds.
(b)Includes legal, accounting, due diligence, consulting and other costs related to the merger with Pope Resources.
(c)The year ended December 31, 2022 includes $16.0 million equity income from the sale of a multi-family apartment complex in Bainbridge Island, Washington. As the equity investment was co-owned with outside investors, $4.5 million of the equity income was attributable to Rayonier. See Note 5 - Noncontrolling Interests for additional information.

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
In December 2022, the Rayonier Board of Directors approved the resolution to terminate the Defined Benefit Plan. Impacted parties were notified on or before December 28, 2022 of the termination and alternative distribution options. The plan is expected to be terminated in the first quarter of 2023. In conjunction with the termination of the Defined Benefit Plan, we also plan to terminate the unfunded plan and distribute all benefits in accordance with Section 409A of the Code. We expect to recognize pre-tax non-cash pension settlement charges related to the actuarial losses currently in AOCI, upon settlement of the obligations of the Defined Benefit Plan. These charges are currently expected to occur in 2023, with the specific timing and final amounts dependent upon several factors.
The following tables set forth the change in the projected benefit obligation and plan assets and reconcile the funded status and the amounts recognized in the Consolidated Balance Sheets for the pension and postretirement benefit plans for the two years ended December 31:

	Pension		Postretirement
	2022	2021	2022	2021
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$93,799	$100,469	$1,890	$1,886
Service cost	—	—	7	8
Interest cost	2,434	2,228	51	45
Actuarial gain	(22,376)	(5,112)	(513)	(35)
Benefits paid	(3,609)	(3,519)	(14)	(14)
Expenses paid	(186)	(267)	—	—
Projected benefit obligation at end of year	$70,062	$93,799	$1,421	$1,890

Change in Plan Assets
Fair value of plan assets at beginning of year	$85,079	$78,883	—	—
Actual return on plan assets	(18,527)	9,896	—	—
Employer contributions	86	86	14	14
Benefits paid	(3,609)	(3,519)	(14)	(14)
Other expense	(186)	(267)	—	—
Fair value of plan assets at end of year	$62,843	$85,079	—	—

Funded Status at End of Year:
Net accrued benefit cost	($7,219)	($8,720)	($1,421)	($1,890)

Amounts Recognized in the Consolidated
Balance Sheets Consist of:
Current liabilities	($86)	($86)	($50)	($46)
Noncurrent liabilities	(7,133)	(8,634)	(1,371)	(1,844)
Net amount recognized	($7,219)	($8,720)	($1,421)	($1,890)

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
For pension and postretirement plans with accumulated benefit obligations in excess of plan assets, the following table sets forth the projected and accumulated benefit obligations and the fair value of plan assets for the two years ended December 31:

	2022	2021
Projected benefit obligation	$70,062	$93,799
Accumulated benefit obligation	70,062	93,799
Accumulated postretirement benefit obligation	1,421	1,890
Fair value of plan assets	62,843	85,079
ACTUARIAL (GAIN) LOSS
PENSION
Key components of the actuarial gains and losses contributing to the period change in the benefit obligation are as follows:
•Changes in participant demographics resulted in an actuarial gain of approximately $0.6 million, which is primarily due to higher than expected mortality among participants.
•Changes in contingent survivor mortality resulted in an actuarial loss of approximately $0.5 million.
•Changes in the discount rate from 2.65% to 4.96% resulted in an actuarial gain of approximately $22.4 million.
•Changes in plan assets during the fiscal year ending December 31, 2022 resulted in an investment loss of $22.0 million, which is due to the difference between the 4.97% expected return compared to the actual return of (22.26%).
POSTRETIREMENT
Key components of the actuarial gains and losses contributing to the period change in the benefit obligation are as follows:
•Introduction of an expected salary increase rate of 3.50% resulted in an actuarial loss of $0.1 million.
•Changes in the discount rate from 2.75% to 5.01% resulted in an actuarial gain of approximately $0.6 million.
OTHER COMPREHENSIVE INCOME
Net gains or losses recognized in other comprehensive (loss) income for the three years ended December 31 are as follows:

	Pension			Postretirement
	2022	2021	2020	2022	2021	2020
Net gains (losses)	$362	$11,262	($1,587)	$512	$40	($207)
Net gains or losses reclassified from other comprehensive income and recognized as a component of pension and postretirement expense for the three years ended December 31 are as follows:

	Pension			Postretirement
	2022	2021	2020	2022	2021	2020
Amortization of losses (gains)	$738	$1,154	$861	$15	$20	$8

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
ACCUMULATED OTHER COMPREHENSIVE INCOME/LOSS (AOCI)
Net losses that have not yet been included in pension and postretirement expense for the two years ended December 31, but have been recognized as a component of AOCI are as follows:

	Pension		Postretirement
	2022	2021	2022	2021
Net (losses) income	($11,527)	($12,627)	$96	($431)
Deferred income tax benefit	1,216	1,216	6	6
AOCI	($10,311)	($11,411)	$102	($425)
NET PENSION AND POSTRETIREMENT BENEFIT (CREDIT) COST
The following tables set forth the components of net pension and postretirement benefit (credit) cost that have been recognized during the three years ended December 31:

	Pension			Postretirement
	2022	2021	2020	2022	2021	2020
Components of Net Periodic Benefit (Credit) Cost
Service cost	—	—	—	$7	$8	$6
Interest cost	2,434	2,228	2,706	51	45	51
Expected return on plan assets	(3,486)	(3,746)	(3,504)	—	—	—
Amortization of losses (gains)	738	1,154	861	15	20	8
Net periodic benefit (credit) cost	($314)	($364)	$63	$73	$73	$65
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
VALUATION ASSUMPTIONS
The following table sets forth the principal assumptions inherent in the determination of benefit obligations and net periodic benefit cost of the pension and postretirement benefit plans as of December 31:

	Pension			Postretirement
	2022	2021	2020	2022	2021	2020
Assumptions used to determine benefit obligations at December 31:
Discount rate	4.96%	2.65%	2.26%	5.01%	2.75%	2.42%
Assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	2.65%	2.26%	3.06%	2.75%	2.42%	3.16%
Expected long-term return on plan assets	4.97%	5.72%	5.72%	—	—	—
DISCOUNT RATE
At December 31, 2022, the pension plan’s discount rate was 5.0%. The discount rate is derived from the Financial Times Stock Exchange (FTSE) Pension Discount Curve (f/k/a Citigroup). The Pension Discount Curve (PDC) is a set of yields on hypothetical AA, zero coupon bonds whose maturities range from 6 months up to 30 years. The yields of the PDC are used to discount pension liabilities. The PDC is calculated based on a universe of AA rated corporate bonds from the FTSE US Broad Investment-Grade Bond Index and the yields of the FTSE Treasury model curve.

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
EXPECTED LONG-TERM RETURN ON PLAN ASSETS
In 2022, the expected return on plan assets was 5.0%, which is based on historical returns on current asset allocations and expected returns using the Black-Litterman method.
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
Our pension plans’ asset allocation (excluding short-term investments) at December 31, 2022 and 2021 are as follows:

	Percentage of Plan Assets
Asset Category	2022	2021
Domestic equity securities	28%	29%
International equity securities	20%	18%
Domestic fixed income securities	50%	51%
Real estate fund	2%	2%
Total	100%	100%
Investments within the equity categories may include large capitalization, small capitalization and emerging market securities. Pension assets did not include a direct investment in Rayonier common shares during the years ended December 31, 2022 and 2021.
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
The following table sets forth the net asset value of the plan assets as of December 31, 2022 or 2021:

	December 31, 2022	December 31, 2021
Asset Category
Investments at Net Asset Value:
Separate Investment Accounts	$62,843	$85,079
Total Investments at Net Asset Value	$62,843	$85,079

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
CASH FLOWS
Our expected benefit payments to be made for the next 10 years are as follows:

	Pension Benefits	Postretirement Benefits
2023	$3,999	$50
2024	4,180	53
2025	4,338	57
2026	4,478	62
2027	4,594	66
2028-2032	23,730	390
We expect to make cash contributions in 2023 of approximately $7.6 million in order to fund the Defined Benefit Plan on a plan termination basis. The Defined Benefit Plan will be settled upon completion of lump sum distributions and purchase of annuity contracts. The Excess Benefit Plan will be settled entirely with lump sum payments upon termination with expected cash contributions in 2023 of approximately $1.3 million. Projected cash contributions are an estimate, as actual amounts will be dependent upon the nature and timing of participant settlements, interest rates, as well as prevailing market conditions.
DEFINED CONTRIBUTION PLANS
We provide a defined contribution plan to all of our eligible employees. Company contributions charged to expense for these plans were $2.5 million, $2.2 million and $2.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. The defined contribution plan includes Rayonier common shares with a fair market value of $8.3 million and $11.0 million at December 31, 2022 and 2021, respectively. As of June 1, 2016, the Rayonier Inc. Common Stock Fund was closed to new contributions. Transfers out of the fund will continue to be permitted, but no new investments or transfers into the fund are allowed.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
19.    INCENTIVE STOCK PLANS
The Rayonier Incentive Stock Plan (the “Stock Plan”) provides up to 15.8 million shares to be granted for incentive stock options, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and restricted stock units, subject to certain limitations. At December 31, 2022, a total of 1.8 million shares were available for future grants under the Stock Plan. Under the Stock Plan, shares available for issuance are reduced by 1 share for each option or right granted and by 2.27 shares for each performance share, restricted share or restricted stock unit granted. We issue new shares of stock upon the exercise of stock options, the granting of restricted stock, and the vesting of performance shares and restricted stock units. The Stock Plan allows for the cash settlement of the required withholding tax on share or unit awards.
A summary of our stock-based compensation cost is presented below:

	2022	2021	2020
Selling and general expenses	$10,767	$8,255	$6,839
Cost of sales	1,226	816	693
Timber and Timberlands, net (a)	363	206	170
Other operating expense, net (b)	—	—	324
Total stock-based compensation	$12,356	$9,277	$8,026

Tax benefit recognized related to stock-based compensation expense (c)	$603	$487	$421

(a)Represents amounts capitalized as part of the overhead allocation of timber-related costs.
(b)Represents expense associated with the acceleration of share-based compensation on Pope replacement awards related to qualifying terminations.
(c)A valuation allowance is recorded against the tax benefit recognized as we do not expect to be able to realize the benefit in the future.
FAIR VALUE CALCULATIONS BY AWARD
RESTRICTED STOCK & RESTRICTED STOCK UNITS
Restricted stock units granted to employees under the Stock Plan generally vest in fourths on the first, second, third and fourth anniversary of the grant date. Periodically, other one-time restricted stock unit grants are issued to employees for special purposes, such as new hire, promotion or retention, and can vest ratably over, or upon completion of, a defined period of time. Holders of unvested restricted stock and restricted stock unit awards receive dividend equivalent payments on outstanding awards. Members of the board of directors are granted restricted stock, which vests immediately upon issuance and is subject to certain holding requirements. The fair value of each share granted is equal to the share price of the Company’s stock on the date of grant. We have elected to value each grant in total and recognize the expense on a straight-line basis from the grant date of the award to the latest vesting date. As permitted, we do not estimate a forfeiture rate for non-vested shares. Accordingly, unexpected forfeitures will lower stock-based compensation during the period in which they occur.
As of December 31, 2022, there was $0.1 million of unrecognized compensation cost attributable to our restricted stock. We expect to recognize this cost over a weighted average period of 5 months. As of December 31, 2022, there was $7.1 million of unrecognized compensation cost attributable to our restricted stock units. We expect to recognize this cost over a weighted average period of 2.1 years.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
A summary of our restricted stock is presented below:

	2022	2021	2020
Restricted shares granted (a)	22,800	22,140	100,452
Weighted average price of restricted shares granted	$38.60	$37.36	$23.15
Intrinsic value of restricted stock outstanding (b)	$620	$3,062	$4,666
Grant date fair value of restricted stock vested	2,478	3,121	2,755
Cash used to purchase common shares from current and former employees to pay withholding tax requirements on restricted shares vested	708	869	566

(a)The year ended December 31, 2020 includes 69,176 replacement awards issued as a result of the merger with Pope Resources.
(b)Intrinsic value of restricted stock outstanding is based on the market price of the Company’s stock at December 31, 2022.

	2022
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested Restricted Shares at January 1,	75,862	$29.29
Granted	22,800	38.60
Vested (a)	(78,607)	31.52
Cancelled	(1,247)	24.32
Non-vested Restricted Shares at December 31,	18,808	$31.58

(a)The year ended December 31, 2022 includes 3,718 replacement awards vested as a result of acceleration due to qualifying terminations.
A summary of our restricted stock units is presented below:

	2022	2021	2020
Restricted stock units granted	130,213	129,290	171,409
Weighted average price of restricted stock units granted	$41.81	$33.59	$22.58
Intrinsic value of restricted stock units outstanding (a)	$13,826	$15,095	$7,801
Grant date fair value of restricted stock units vested	2,475	493	218
Cash used to purchase common shares from current and former employees to pay withholding tax requirements on restricted stock units vested	1,063	189	47

(a)Intrinsic value of restricted stock units outstanding is based on the market price of the Company’s stock at December 31, 2022.

	2022
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested Restricted Stock Units at January 1,	374,016	$28.44
Granted	130,213	41.81
Vested	(80,857)	30.61
Cancelled	(3,888)	33.72
Non-vested Restricted Stock Units at December 31,	419,484	$32.12

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
As of December 31, 2022, there was $5.0 million of unrecognized compensation cost related to our performance share unit awards, which is attributable to awards granted in 2020, 2021 and 2022. This cost is expected to be recognized over a weighted average period of 1.6 years.
A summary of our performance share units is presented below:

	2022	2021	2020
Common shares reserved for performance shares granted during year	193,333	191,203	361,870
Weighted average fair value of performance share units granted	$45.68	$36.10	$29.59
Intrinsic value of outstanding performance share units (a)	$13,123	$16,360	$11,711
Fair value of performance shares vested	5,549	1,738	3,522
Cash used to purchase common shares from current and former employees to pay withholding tax requirements on performance shares vested	2,454	559	992

(a)Intrinsic value of outstanding performance share units is based on the market price of the Company's stock at December 31, 2022.

	2022
	Number of Units	Weighted Average Grant Date Fair Value
Outstanding Performance Share units at January 1,	405,361	$33.16
Granted	110,476	45.68
Units Distributed	(115,167)	35.98
Other Cancellations/Adjustments	(2,514)	39.23
Outstanding Performance Share units at December 31,	398,156	$35.78
Expected volatility was estimated using daily returns on the Company’s common shares for the three-year period ending on the grant date. The risk-free rate was based on the 3-year U.S. Treasury rate on the date of the award. The dividend yield was not used to calculate fair value as awards granted receive dividend equivalents. Grants made to Vice Presidents and above are subject to a one-year post-vest holding period and include an additional discount for liquidity. The following table provides an overview of the assumptions used in calculating the fair value of the awards granted for the three years ended December 31:

	2022	2021	2020
Expected volatility	38.1%	35.6%	32.6%
Risk-free rate	2.6%	0.4%	0.3%
Liquidity discount applied to grants with a post-vesting holding restriction (a)	4.2%	6.3%	n/a

(a)One-year post-vest holding requirement began in grant year 2021.

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
A summary of the status of our stock options as of and for the year ended December 31, 2022 is presented below:

	2022
	Number of Shares	Weighted Average Exercise Price (per common share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1,	124,170	$36.67
Exercised	(64,762)	38.07
Cancelled or expired	(5,317)	35.13
Options outstanding at December 31,	54,091	35.15	0.57	$40
Options exercisable at December 31,	54,091	$35.15	0.57	$40
A summary of additional information pertaining to our stock options is presented below:

	2022	2021	2020
Intrinsic value of options exercised (a)	$300	$916	$108
Cash received from exercise of options	2,466	5,922	1,368

(a)Intrinsic value of options exercised is the amount by which the fair value of the stock on the exercise date exceeded the exercise price of the option.
As of December 31, 2022, compensation cost related to stock options was fully recognized.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
20.    INCOME TAXES
Rayonier is a REIT under the Internal Revenue Code and therefore generally does not pay U.S. federal or state income tax. As of December 31, 2022, Rayonier owns a 97.9% interest in the Operating Partnership and conducts substantially all of its timberland operations through the Operating Partnership. The taxable income or loss generated by the Operating Partnership is passed through and reported to its unitholders (including the Company) on a Schedule K-1 for inclusion in each unitholder’s income tax return. Certain operations, including log trading and certain real estate activities, such as the entitlement, development and sale of HBU properties, are conducted through our TRS. The TRS subsidiaries are subject to U.S. federal and state corporate income tax. The New Zealand timber operations are conducted by the New Zealand subsidiary, which is subject to corporate-level tax at 28% in New Zealand and is treated as a partnership for U.S. income tax purposes.
PROVISION FOR INCOME TAXES FROM CONTINUING OPERATIONS
The provision for income taxes for each of the three years ended December 31 follows:

	2022	2021	2020
Current
U.S. federal	($2,797)	($1,893)	($237)
State	(371)	(536)	(339)
Foreign	(2,694)	(11,425)	(5,391)
	(5,862)	(13,854)	(5,967)
Deferred
U.S. federal	2,302	(6,288)	8,355
State	1,693	(1,623)	325
Foreign	(3,583)	(2,007)	(3,027)
	412	(9,918)	5,653
Changes in valuation allowance	(3,939)	9,111	(6,695)
Total	($9,389)	($14,661)	($7,009)
    A reconciliation of the U.S. federal statutory income tax rate to the actual income tax rate for each of the three years ended December 31 follows:

	2022		2021		2020
U.S. federal statutory income tax rate	($27,758)	(21.0)%	($47,280)	(21.0)%	($7,726)	(21.0)%
U.S. and foreign REIT income	29,732	22.5	44,316	19.7	16,569	45.0
Matariki Group and Rayonier New Zealand Ltd	(5,038)	(3.8)	(12,927)	(5.7)	(7,698)	(20.8)
Change in valuation allowance	(3,939)	(3.0)	9,111	4.0	(6,695)	(18.2)
REIT Built-in Gain	(2,516)	(1.9)	(2,215)	(1.0)	—	—
State Net Operating Loss	—	—	—	—	1,118	3.0
Prepaid land sales	—	—	—	—	(1,084)	(2.9)
Foreign income tax withholding	(1,239)	(0.9)	(505)	(0.2)	(721)	(2.0)
Sale of Timber Funds	—	—	(2,399)	(1.1)	—	—
State Income Tax, Net of Federal Benefit	1,424	1.1	—	—	—	—
Bainbridge Landing JV, NCI	2,496	1.8	—	—	—	—
Other	(2,551)	(1.9)	(2,762)	(1.2)	(772)	(2.1)
Income tax expense as reported for net income	($9,389)	(7.1)%	($14,661)	(6.5)%	($7,009)	(19.0)%
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
DEFERRED TAXES
Deferred income taxes result from differences between the timing of recognizing revenues and expenses for financial book purposes versus income tax purposes. The nature of the temporary differences and the resulting net deferred tax asset/liability for the two years ended December 31 follows:

	2022	2021
Gross deferred tax assets:
Pension, postretirement and other employee benefits	$489	$597
New Zealand subsidiary	20,753	21,790
CBPC tax credit carry forwards	13,688	13,701
Capitalized real estate costs	2,457	1,656
U.S. TRS net operating loss	23,885	12,489
Land basis difference	—	9,061
Other	4,808	5,367
Total gross deferred tax assets	66,080	64,661
Less: Valuation allowance	(40,844)	(36,904)
Total deferred tax assets after valuation allowance	$25,236	$27,757
Gross deferred tax liabilities:
Accelerated depreciation	(9)	(46)
New Zealand subsidiary	(88,414)	(91,388)
Other	(4,558)	(6,059)
Total gross deferred tax liabilities	(92,981)	(97,493)
Net deferred tax liability reported as noncurrent	($67,745)	($69,736)
Net operating loss (“NOL”) and tax credit carryforwards as of the two years ended December 31 follows:

	Tax Effected Balance	Expiration
2022
U.S. Federal NOL Carryforwards- Post TCJA (a)	$20,538	None
U.S State NOL Carryforwards (b)	3,347	Various
Cellulosic Biofuel Producer Credit (c)	13,688	2024

2021
U.S. Federal NOL Carryforwards- Post TCJA (a)	$10,687	None
U.S State NOL Carryforwards (b)	1,802	Various
Cellulosic Biofuel Producer Credit (c)	13,701	2023

(a)The Tax Cuts and Jobs Act (TCJA) was signed into law on December 22, 2017. The TCJA lifted the 20-year federal NOL Carryforward period. Net operating losses generated after December 31, 2017 have an indefinite carryforward period.
(b)The U.S. state NOL is made up of several jurisdictions that expire in various future years. No state NOL is set to expire before December 31, 2033.
(c)The Inflation Reduction Act of 2022 was signed into law on August 16, 2022. The Inflation Reduction Act of 2022 temporarily extended existing fuels tax credits that previously expired or were set to expire at the end of 2023. The Cellulosic Biofuel Producer Credit was one of the credits extended under this act.

We record a valuation allowance to reduce the carrying amounts of deferred tax assets if it is more likely than not that such deferred tax assets will not be realized. Since 2015, we have had a 100% valuation allowance against the U.S. taxable REIT subsidiary's deferred tax assets, net of deferred tax liabilities. During 2022, the net deferred tax assets increased by $4.0 million. As a result, we recorded a change in the valuation allowance of $4.0 million related to the U.S. TRS's deferred tax assets, net of liabilities.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
TAX STATUTES
The following table provides detail of the tax years that remain open to examination by the IRS and other significant taxing jurisdictions:

Taxing Jurisdiction	Open Tax Years
U.S. Internal Revenue Service	2019 - 2021
New Zealand Inland Revenue	2017 - 2021

TAX CHARACTERISTICS OF DIVIDEND DISTRIBUTIONS
The taxable nature of the dividend distributions paid for each of the three years ended December 31 follows:

	2022	2021	2020
Total dividends/distributions paid per common share/unit	$1.125	$1.08	$1.08
Tax characteristics:
Capital gain	100%	100%	100%

21.    RESTRICTED CASH
Restricted cash, Timber Funds includes the portion of proceeds from Fund II Timberland Dispositions required to be distributed to noncontrolling interests. As of December 31, 2022, all proceeds from Fund II Timberland Dispositions have been distributed to noncontrolling interests.
Restricted cash, excluding Timber Funds includes cash deposited with a like-kind exchange (“LKE”) intermediary. In order to qualify for LKE treatment, the proceeds from real estate sales must be deposited with a third-party intermediary. These proceeds are accounted for as restricted cash until a suitable replacement property is acquired. In the event LKE purchases are not completed, the proceeds are returned to the Company after 180 days and reclassified as available cash. Additionally, restricted cash, excluding Timber Funds, includes balances held in escrow as collateral for certain contractual obligations related to our Heartwood development project as well as cash held in escrow for real estate sales.
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Consolidated Balance Sheets that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows for the years ended December 31:

	2022	2021
Restricted cash, excluding Timber Funds:
Restricted cash deposited with LKE intermediary	$527	—
Restricted cash held in escrow	625	625
Total restricted cash shown in the Consolidated Balance Sheets, excluding Timber Funds	1,152	625
Restricted cash shown in the Consolidated Balance Sheets, Timber Funds	—	6,341
Cash and cash equivalents	114,255	362,173
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$115,407	$369,139

22.    ASSETS HELD FOR SALE
    Assets held for sale is composed of properties not included in inventory which are under contract and expected to be sold within the next 12 months that also meet the other relevant held-for-sale criteria in accordance with ASC 360-10-45-9. As of December 31, 2022 and December 31, 2021, the basis in properties meeting this classification was $0.7 million and $5.1 million, respectively. Since the basis in these properties was less than the fair value, including costs to sell, no impairment was recognized.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
23.    OTHER ASSETS
The following table provides the composition of Other assets for the two years ended December 31:

	2022	2021
Long-term derivative contracts (a)	$76,216	$11,796
Patronage equity (b)	7,872	7,322
Goodwill (b)	7,863	8,457
Pacific Northwest long-term prepaid roads (b)	5,857	4,131
New Zealand long-term secondary roads (b)	6,971	6,730
Capitalized software costs (b)	5,795	3,117
Carbon credits (c)	1,086	1,956
Rabbi trusts related to the Executive Severance Pay Plan (d)	1,869	1,844
Deferred financing costs related to revolving debt (b)	854	1,104
Long-term prepaid stumpage (b)	713	1,461
Long-term deposits	212	1,896
Other	173	1,152
Total	$115,481	$50,966

(a)See Note 1 — Summary of Significant Accounting Policies and Note 8 — Derivative Financial Instruments and Hedging Activities for further information on derivatives including their classification on the Consolidated Balance Sheets.
(b)See Note 1 — Summary of Significant Accounting Policies for additional information.
(c)See Note 1 — Summary of Significant Accounting Policies and Note 15 — Inventory for additional information on carbon credits.
(d)The Executive Severance Pay Plan provides benefits to eligible executives in the event of a change in control of the Company.

    Changes in goodwill for the years ended December 31, 2022 and 2021 were:

	2022	2021
Balance, January 1 (net of $0 of accumulated impairment)	$8,457	$8,943
Changes to carrying amount
Acquisitions	—	—
Impairment	—	—
Foreign currency adjustment	(594)	(486)
Balance, December 31 (net of $0 of accumulated impairment)	$7,863	$8,457

Changes in the basis of carbon credits for the years ended December 31, 2022 and 2021 were:

	2022	2021
Balance, January 1	$1,956	$1,346
Changes to carrying amount
Acquisitions	—	698
Sales	(309)	—
Transfers to inventory	(474)
Foreign currency adjustment	(87)	(88)
Balance, December 31 (net of $0 of accumulated impairment)	$1,086	$1,956

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
24.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
    The following table summarizes the changes in AOCI by component for the years ended December 31, 2022 and 2021. All amounts are presented net of tax and exclude portions attributable to noncontrolling interests.

	Foreign currency translation gains/(losses)	Net investment hedges of New Zealand subsidiary	Cash flow hedges		Employee benefit plans		Total Rayonier, L.P.	Allocation of Operating Partnership	Total Rayonier Inc.
Balance as of December 31, 2020	$22,702	$1,321	($71,056)		($24,312)		($71,345)	($2,540)	($73,885)
Other comprehensive (loss) income before reclassifications	(18,487)	—	44,899	(a)	11,302		37,714	—	37,714
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	16,994		1,174	(b)	18,168	(1,601)	16,567
Net other comprehensive (loss) income	(18,487)	—	61,893		12,476		55,882	(1,601)	54,281
Balance as of December 31, 2021	$4,215	$1,321	($9,163)		($11,836)		($15,463)	($4,141)	($19,604)
Other comprehensive (loss) income before reclassifications	(22,282)	—	78,166	(a)	874		56,758	(1,323)	55,435
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	(1,799)		753	(b)	(1,046)	1,028	(18)
Net other comprehensive (loss) income	(22,282)	—	76,367		1,627		55,712	(295)	55,417
Balance as of December 31, 2022	($18,067)	$1,321	$67,204		($10,209)		$40,249	($4,436)	$35,813

(a)The years ended December 31, 2022 and December 31, 2021 include $75.0 million and $52.5 million, respectively, of other comprehensive income related to interest rate products. See Note 8 — Derivative Financial Instruments and Hedging Activities for additional information.
(b)This component of other comprehensive income (loss) is included in the computation of net periodic pension and post-retirement costs. See Note 18 — Employee Benefit Plans for additional information.
    The following table presents details of the amounts reclassified in their entirety from AOCI to net income for the years ended December 31, 2022 and 2021:

Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss		Affected line item in the income statement
	2022	2021
Realized (gain) loss on foreign currency exchange contracts	($7,682)	$2,974	Other operating income (expense), net
Realized loss on foreign currency option contracts	—	1,177	Other operating income (expense), net
Noncontrolling interest	1,768	(955)	Comprehensive (income) loss attributable to noncontrolling interests
Realized loss on interest rate contracts	2,459	14,694	Interest expense
Income tax effect from net loss (gain) on foreign currency contracts	1,656	(896)	Income tax expense
Net (gain) loss on cash flow hedges reclassified from accumulated other comprehensive income	($1,799)	$16,994

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
25.    RELATED PARTY
In January 2020, we entered into an agreement to sell developed lots to Mattamy Jacksonville LLC, a wholly owned subsidiary of Mattamy Homes, for an aggregate base purchase price of $4.45 million (subject to multiple takedowns over a 2 year period), plus additional consideration as to each lot to the extent the ultimate sales price of each finished home exceeded agreed price thresholds (the “Mattamy Contract”). In May 2021, we entered into an amendment to the original agreement, which sold additional lots to Mattamy for an aggregate base purchase price of $1.0 million. The Mattamy contract also included marketing fee revenue based on a percentage of the sales price of each finished home.
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
The following table demonstrates the impact, gross of tax, of our related party transactions on the Consolidated Statements of Income and Comprehensive Income for the three years ended December 31:

Related Party Transaction	Location on Statement of Income and Comprehensive Income	2022	2021	2020
Mattamy Contract	Sales (a)	$916	$2,656	$1,354

(a)The years ended December 31, 2021 and December 31, 2020 exclude approximately $0.3 million and $0.1 million, respectively, of cash received from Mattamy Jacksonville LLC under this agreement for the reimbursement of local impact fees.
As of December 31, 2022, all lots under contract have been sold and all consideration has been received from Mattamy.

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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of December 31, 2022.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
In the year ended December 31, 2022, based upon the evaluation required by paragraph (d) of Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.
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
Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, our management, including Rayonier’s Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of December 31, 2022.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
In the year ended December 31, 2022, based upon the evaluation required by paragraph (d) of Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    OTHER INFORMATION
Not applicable.

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Certain information required by Part III is incorporated by reference from the Company’s Definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2023 Annual Meeting of Shareholders (the “Proxy Statement”). We will make the Proxy Statement available on our website at www.rayonier.com as soon as it is filed with the SEC.

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

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as a part of this report:
(i)See Index to Financial Statements on page 58 for a list of the financial statements filed as part of this report.
(ii)Financial Statement Schedules:

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2022, 2021, and 2020
(In Thousands)

Description	Balance at Beginning of Year	Additions Charged to Cost and Expenses		Deductions		Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2022	$59	$15		—		$74
Year ended December 31, 2021	25	34		—		59
Year ended December 31, 2020	24	1		—		25

Deferred tax asset valuation allowance:
Year ended December 31, 2022	$36,904	$3,940	(b)	—		$40,844
Year ended December 31, 2021	46,015	—		(9,111)	(a)	36,904
Year ended December 31, 2020	39,320	6,695	(b)	—		46,015

(a)The 2021 decrease in the valuation allowance is due to a reduction in TRS deferred tax assets.
(b)The 2020 and 2022 increase in the valuation allowance is due to an increase in TRS deferred tax assets.
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

Incorporated by reference to Exhibit 2.1 to the Registrant’s April 1, 2020 Form 8-K

2.6	Purchase and Sale Agreement, dated as of October 21, 2022, by and among Rayonier Operating LLC, John Hancock Life Insurance Company (U.S.A.), and First American Title Insurance Company**,***	Filed herewith

2.7	Purchase and Sale Agreement, dated as of November 2, 2022, by and among Rayonier Operating Company, LLC, and John Hancock Life Insurance Company (U.S.A)**,***	Filed herewith

2.8	First Amendment to Purchase and Sale Agreement, dated as of December 13, 2022, by and among Rayonier Operating Company, LLC, and John Hancock Life Insurance Company (U.S.A)***	Filed herewith

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s May 23, 2012 Form 8-K

3.2	By-Laws	Incorporated by reference to Exhibit 3.2 to the Registrant’s October 21, 2009 Form 8-K

3.3	Limited Liability Company Agreement of Rayonier Operating Company LLC	Incorporated by reference to Exhibit 3.3 to the Registrant’s June 30, 2010 Form 10-Q

Exhibit No.	Description	Location
3.4	Amended and Restated Agreement of Limited Partnership of Rayonier, L.P., dated as of May 8, 2020	Incorporated by reference to Exhibit 3.1 to the Registrant’s May 13, 2020 Form 8-K

3.5	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Rayonier, L.P., dated as of May 21, 2021	Incorporated by reference to Exhibit 3.1 to the Registrant's June 30, 2021 Form 10-Q

4.1	Indenture among Rayonier, L.P., Rayonier Inc., the guarantors party thereto from time to time and The Bank of New York Mellon, N.A., as Trustee, dated as of September 9, 2020	Incorporated by reference to Exhibit 4.8 to the Registrant’s September 10, 2020 Registration Statement on Form S-3

4.2	First Supplemental Indenture, dated May 17, 2021, among Rayonier, L.P., as issuer, the guarantors party thereto and the Bank of New York Mellon Trust Company, N.A., as trustee	Incorporated by reference to Exhibit 4.2 to the Registrant's May 17, 2021 Form 8-K

4.3	Form of Note for 2.750% Senior Notes due 2031 (contained in Exhibit A to Exhibit 4.2)	Incorporated by reference to Exhibit 4.2 to the Registrant's May 17, 2021 Form 8-K

4.4	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated by reference to Exhibit 4.7 to the Registrant's December 31, 2020 Form 10-K

10.1	Rayonier Investment and Savings Plan for Salaried Employees effective March 1, 1994, amended and restated effective April 1, 2015 and further amended effective September 8, 2015*	Incorporated by reference to Exhibit 10.2 to the Registrant’s December 31, 2015 Form 10-K

10.2	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective as of June 1, 2016, executed February 25, 2016*	Incorporated by reference to Exhibit 10.1 to the Registrant’s March 31, 2016 Form 10-Q

10.3	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective as of June 1, 2016, executed June 13, 2016*	Incorporated by reference to Exhibit 10.3 to the Registrant’s December 31, 2019 Form 10-K

10.4	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective as of January 1, 2017, executed January 17, 2017*	Incorporated by reference to Exhibit 10.1 to the Registrant’s March 31, 2017 Form 10-Q

10.5	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective as of January 1, 2017, executed July 20, 2017*	Incorporate by reference to Exhibit 10.1 to the Registrant’s June 30, 2017 Form 10-Q

10.6	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective as of April 1, 2017, executed December 7, 2016*	Incorporated by reference to Exhibit 10.6 to the Registrant’s December 31, 2019 Form 10-K

10.7	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective as of October 1 2017, executed November 9, 2017*	Incorporated by reference to Exhibit 10.6 to the Registrant’s December 31, 2017 Form 10-K

10.8	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective as of November 1, 2018, executed December 21, 2018*	Incorporated by reference to Exhibit 10.7 to the Registrant’s December 31, 2018 Form 10-K

10.9	Amended and Restated Retirement Plan for Salaried Employees of Rayonier Inc. effective January 1, 2014*	Incorporated by reference to Exhibit 10.9 to the Registrant’s December 31, 2015 Form 10-K

10.10	First Amendment to the Retirement Plan for Salaried Employees of Rayonier Inc. effective as of December 31, 2016*	Incorporated by reference to Exhibit 10.2 to the Registrant’s September 30, 2016 Form 10-Q

Exhibit No.	Description	Location
10.11	Rayonier Inc. Excess Benefit Plan, as amended*	Incorporated by reference to Exhibit 10.2 to the Registrant’s June 30, 2010 Form 10-Q

10.12	Form of Rayonier Outside Directors Compensation Program/Cash Deferral Option Agreement*	Incorporated by reference to Exhibit 10.24 to the Registrant’s December 31, 2006 Form 10-K

10.13	Trust Agreement for the Rayonier Inc. Legal Resources Trust*	Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2014 Form 10-Q

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
Incorporated by reference to Exhibit 10.15 to the Registrant’s December 31, 2019 Form 10-K

10.16	Intellectual Property Agreement, dated June 27, 2014, by and between Rayonier Inc. and Rayonier Advanced Materials Inc.	Incorporated by reference to Exhibit 10.4 to the Registrant’s June 30, 2014 Form 8-K

10.17	Form of Indemnification Agreement between Rayonier Inc. and its Officers and Directors*	Incorporated by reference to Exhibit 10.8 to the Registrant’s June 30, 2014 Form 10-Q

10.18	Form of Indemnification Agreement between Rayonier Inc. and its Officers	Incorporated by reference to Exhibit 10.18 to the Registrant’s December 31, 2019 Form 10-K

10.19	Rayonier Incentive Stock Plan, as amended*	Incorporate by reference to Exhibit 10.1 to the Registrant’s September 30, 2020 Form 10-Q
10.20	Form of Rayonier Incentive Stock Plan Non-Qualified Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.19 to the Registrant’s December 31, 2008 Form 10-K

10.21	Form of Rayonier Incentive Stock Plan Restricted Stock Award Agreement*	Incorporated by reference to Exhibit 10.5 to the Registrant’s March 31, 2015 Form 10-Q

10.22	2019 Performance Share Award Program*	Incorporated by reference to Exhibit 10.18 to the Registrant’s December 31, 2019 Form 10-K

10.23	2020 Performance Share Award Program*	Incorporated by reference to Exhibit 10.3 to the Registrant’s March 31, 2020 Form 10-Q

10.24	2021 Performance Share Award Program*	Incorporated by reference to Exhibit 10.1 to the Registrant's March 31, 2021 Form 10-Q

10.25	2022 Performance Share Award Program*	Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2022 Form 10-Q

10.26	Rayonier Inc. Supplemental Savings Plan effective March 1, 2016*	Incorporated by reference to Exhibit 10.2 to the Registrant’s March 31, 2016 Form 10-Q

Exhibit No.	Description	Location
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

10.33	2016 Guarantee Agreement dated as of April 28, 2016 among Rayonier Inc., Rayonier TRS Holdings Inc. and COBANK, ACB, as Administrative Agent	Incorporated by reference to Exhibit 10.2 to the Registrant’s May 2, 2016 Form 8-K

10.34	Amended and Restated Executive Severance Pay Plan effective as of October 2020*	Incorporated by reference to Exhibit 10.2 to the Registrant’s September 30, 2020 Form 10-Q

10.35	Trust Agreement for the Rayonier Inc. Executive Severance Pay Plan*	Incorporated by reference to Exhibit 10.26 to the Registrant’s December 31, 2001 Form 10-K

10.36	Amendment to Trust Agreement for the Rayonier Inc. Executive Severance Plan*	Incorporated by reference to Exhibit 10.2 to the Registrant’s September 30, 2014 Form 10-Q

10.37	LTI Supplemental Terms Vesting in Event of Retirement*	Incorporated by reference to Exhibit 10.30 to the Registrant’s December 31, 2019 Form 10-K

10.38	Rayonier Incentive Stock Plan Restricted Stock Unit Award Agreement, dated 2019*	Incorporated by reference to Exhibit 10.31 to the Registrant’s December 31, 2019 Form 10-K

10.39	Rayonier Non-Equity Incentive Plan, as amended, Effective as of January 1, 2020*	Incorporated by reference to Exhibit 10.32 to the Registrant’s December 31, 2019 Form 10-K

Exhibit No.	Description	Location
10.40	Rayonier Incentive Stock Plan Performance Share Award Agreement*	Incorporated by reference to Exhibit 10.35 to the Registrant's December 31, 2020 Form 10-K

40.41
Accordion Increase Agreement, dated as of April 13, 2020, by and among Rayonier Inc., Rayonier TRS Holdings Inc., and Rayonier Operating Company LLC, as borrowers, the several banks, financial institutions and other institutional lenders party thereto and CoBank, ACB as administrative agent, swing line lender and issuing bank
Incorporated by reference to Exhibit 10.6 to the Registrant’s March 31, 2020 Form 10-Q

10.42	Tax Protection Agreement, dated as of May 8, 2020, by and among Rayonier Inc., Rayonier, L.P. and Pope Resources, A Delaware Limited Partnership	Incorporated by reference to Exhibit 10.1 to the Registrant’s May 13, 2020 Form 8-K

10.43	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective as of April 1, 2020, executed March 23, 2020*	Incorporated by reference to Exhibit 10.7 to the Registrant’s June 30, 2020 10-Q

10.44	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective as of May 8, 2020, executed May 4, 2020*	Incorporated by reference to Exhibit 10.8 to the Registrant’s June 30, 2020 10-Q

10.45	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective as of May 8, 2020, executed May 8, 2020*	Incorporated by reference to Exhibit 10.9 to the Registrant’s June 30, 2020 10-Q

10.46	Pope Resources 2005 Unit Incentive Plan*	Incorporated by reference to Exhibit 4.3 to the Registrant’s May 8, 2020 Registration Statement on Form S-8

10.47	Rayonier Investment and Savings Plan for Salaried Employees effective March 1, 1994, amended and restated effective March 1, 2022*	Incorporated by reference to Exhibit 10.1 to the Registrant’s March 31, 2022 Form 10-Q

10.48
Fifth Amendment, Incremental Term Loan Agreement and Amendment to Guarantee Agreement, dated as of December 14, 2022, by and among Rayonier Inc., Rayonier TRS Holdings Inc., Rayonier Operating Company LLC, and Rayonier, L.P., as borrowers, the several banks, financial institutions and other institutional lenders party thereto and CoBank, ACB, as administrative agent
Incorporated by reference to Exhibit 10.1 to the Registrant’s December 14, 2022 Form 8-K

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

101
The following financial information from Rayonier Inc. and Rayonier, L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in Inline Extensible Business Reporting Language (“iXBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020 of Rayonier Inc.; (ii) the Consolidated Balance Sheets as of December 31, 2022 and 2021 of Rayonier Inc.; (iii) the Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2022, 2021 and 2020 of Rayonier Inc.; (iv) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020 of Rayonier Inc.; (v) the Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2022, 2021 and 2020 of Rayonier, L.P.; (vi) the Consolidated Balance Sheets as of December 31, 2022 and 2021 of Rayonier, L.P.; (vii) the Consolidated Statements of Changes in Capital for the Years Ended December 31, 2022, 2021 and 2020 of Rayonier, L.P.; (viii) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020 of Rayonier, L.P..; and (ix) the Notes to the Consolidated Financial Statements of Rayonier Inc. and Rayonier, L.P.
Filed herewith

104	The cover page from the Company’s Annual Report on Form 10-K from the fiscal year ended December 31, 2022, formatted in Inline XBRL (included as Exhibit 101)	Filed herewith

* Management contract or compensatory plan.
** Certain schedules and similar attachments have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish supplemental copies of any such schedules or attachments to the U.S. Securities and Exchange Commission (the “SEC”) upon its request.
*** Certain portions of this exhibit have been redacted pursuant to Item 601(b)(2)(ii) of Regulation S-K. The company agrees to furnish supplementally an unredacted copy of the exhibit to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAYONIER INC.

By:	/s/ MARK MCHUGH
Mark McHugh President and Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer)

RAYONIER, L.P.

By:	/s/ MARK MCHUGH
Mark McHugh President and Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer)
February 24, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Rayonier Inc., for itself and in its capacity as General Partner of Rayonier, L.P., and in the capacities and on the dates indicated. Exhibit 24 is incorporated by reference herein.

Signature	Title	Date

/s/ DAVID L. NUNES	Chief Executive Officer	February 24, 2023
David L. Nunes (Principal Executive Officer)

/s/ MARK MCHUGH	President and Chief Financial Officer	February 24, 2023
Mark McHugh (Principal Financial Officer)

/s/ APRIL TICE	Vice President and Chief Accounting Officer	February 24, 2023
April Tice (Principal Accounting Officer)

*	Chairman of the Board
Dod A. Fraser

*	Director
Keith E. Bass

*	Director
Ann C. Nelson

*	Director
Scott R. Jones

*	Director
V. Larkin Martin

*	Director
Meridee A. Moore

*	Director
Matthew J. Rivers

*	Director
Andrew G. Wiltshire

*	Director
Gregg A. Gonsalves

*By:	/s/ MARK R. BRIDWELL	February 24, 2023
Mark R. Bridwell Attorney-In-Fact