Form 10-Q
period 2023-03-31
RAYONIER INC; Rayonier, L.P.
filed 2023-05-05
CIK 52827, 1806931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Rayonier Inc.    Yes ☐        No  ☒    Rayonier, L.P.    Yes ☐        No  ☒
As of April 28, 2023, Rayonier Inc. had 148,221,186 Common Shares outstanding. As of April 28, 2023, Rayonier, L.P. had 2,479,276 Units outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarterly period ended March 31, 2023 of Rayonier Inc., a North Carolina corporation, and Rayonier, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Rayonier” or “the Company” mean Rayonier Inc. and references to the “Operating Partnership” mean Rayonier, L.P. References to “we,” “us,” and “our” mean collectively Rayonier Inc., the Operating Partnership and entities/subsidiaries owned or controlled by Rayonier Inc. and/or the Operating Partnership.

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

As of March 31, 2023, the Company owned a 98.4% interest in the Operating Partnership, with the remaining 1.6% interest owned by limited partners of the Operating Partnership. As the sole general partner of the Operating Partnership, Rayonier Inc. has exclusive control of the day-to-day management of the Operating Partnership.

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

i

PART I.        FINANCIAL INFORMATION

Item 1.         Financial Statements

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
SALES (NOTE 3)	$179,082	$222,041
Costs and Expenses
Cost of sales	(149,166)	(160,979)
Selling and general expenses	(16,778)	(14,760)
Other operating expense, net (Note 14)	(2,516)	(984)
	(168,460)	(176,723)
OPERATING INCOME	10,622	45,318
Interest expense	(11,700)	(8,337)
Interest and other miscellaneous income (expense), net	9,554	(468)
INCOME BEFORE INCOME TAXES	8,476	36,513
Income tax expense (Note 16)	(1,039)	(5,515)
NET INCOME	7,437	30,998
Less: Net income attributable to noncontrolling interests in the operating partnership	(174)	(669)
Less: Net loss (income) attributable to noncontrolling interests in consolidated affiliates	1,037	(1,012)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	8,300	29,317
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment, net of income tax effect of $0 and $0	(3,733)	6,458
Cash flow hedges, net of income tax effect of $312 and $1,022	(12,319)	40,427
Amortization of pension and postretirement plans, net of income tax expense of $0 and $0	1	188
Total other comprehensive (loss) income	(16,051)	47,073
COMPREHENSIVE (LOSS) INCOME	(8,614)	78,071
Less: Comprehensive loss (income) attributable to noncontrolling interests in the operating partnership	156	(1,686)
Less: Comprehensive loss (income) attributable to noncontrolling interests in consolidated affiliates	1,032	(2,408)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO RAYONIER INC.	($7,426)	$73,977
EARNINGS PER COMMON SHARE (NOTE 5)
Basic earnings per share attributable to Rayonier Inc.	$0.06	$0.20
Diluted earnings per share attributable to Rayonier Inc.	$0.06	$0.20

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$98,774	$114,255
Accounts receivable, less allowance for doubtful accounts of $73 and $74	35,430	42,538
Inventory (Note 13)	30,297	23,729
Prepaid expenses	20,856	20,573
Assets held for sale (Note 19)	1,154	713
Other current assets	837	573
Total current assets	187,348	202,381
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	3,209,988	3,230,904
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 12)	119,701	115,097
PROPERTY, PLANT AND EQUIPMENT
Land	6,453	6,453
Buildings	30,805	31,020
Machinery and equipment	6,565	6,568
Construction in progress	881	653
Total property, plant and equipment, gross	44,704	44,694
Less — accumulated depreciation	(17,981)	(17,505)
Total property, plant and equipment, net	26,723	27,189
RESTRICTED CASH (NOTE 18)	4,962	1,152
RIGHT-OF-USE ASSETS	98,301	97,167
OTHER ASSETS	100,150	115,481
TOTAL ASSETS	$3,747,173	$3,789,371
LIABILITIES, NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$32,172	$22,100
Accrued taxes	4,899	3,734
Accrued payroll and benefits	6,430	12,564
Accrued interest	10,175	5,920
Deferred revenue	19,095	22,762
Other current liabilities	23,988	28,247
Total current liabilities	96,759	95,327
LONG-TERM DEBT, NET (NOTE 6)	1,514,127	1,514,721
PENSION AND OTHER POSTRETIREMENT BENEFITS (NOTE 15)	8,460	8,510
LONG-TERM LEASE LIABILITY	89,911	88,756
LONG-TERM DEFERRED REVENUE	11,337	6,895
OTHER NON-CURRENT LIABILITIES	89,303	88,687
CONTINGENCIES (NOTE 9)
NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP (NOTE 4)	82,461	105,763
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 shares authorized, 148,012,979 and 147,282,631 shares issued and outstanding	1,489,274	1,462,945
Retained earnings	330,389	366,637
Accumulated other comprehensive income (Note 17)	20,868	35,813
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,840,531	1,865,395
Noncontrolling interests in consolidated affiliates (Note 4)	14,284	15,317
TOTAL SHAREHOLDERS’ EQUITY	1,854,815	1,880,712
TOTAL LIABILITIES, NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND SHAREHOLDERS’ EQUITY	$3,747,173	$3,789,371

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except share data)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests in Consolidated Affiliates	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2023	147,282,631	$1,462,945	$366,637	$35,813	$15,317	$1,880,712
Net income (loss)	—	—	8,474	—	(1,037)	7,437
Net income attributable to noncontrolling interests in the operating partnership	—	—	(174)	—	—	(174)
Dividends ($0.285 per share) (a)	—	—	(42,172)	—	—	(42,172)
Issuance of shares under the “at-the-market” equity offering, net of commissions and offering costs of $24	400	(10)	—	—	—	(10)
Issuance of shares under incentive stock plans	1,564	—	—	—	—	—
Stock-based compensation	—	2,499	—	—	—	2,499
Repurchase of common shares	(1,167)	(41)	—	—	—	(41)
Adjustment of noncontrolling interests in the operating partnership	—	—	(2,376)	—	—	(2,376)
Conversion of units into common shares	729,551	23,881	—	—	—	23,881
Amortization of pension and postretirement plan liabilities	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	(3,552)	(181)	(3,733)
Cash flow hedges	—	—	—	(12,504)	185	(12,319)
Allocation of other comprehensive income to noncontrolling interests in the operating partnership	—	—	—	1,110	—	1,110
Balance, March 31, 2023	148,012,979	$1,489,274	$330,389	$20,868	$14,284	$1,854,815

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

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net income	$7,437	$30,998
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	37,599	47,419
Non-cash cost of land and improved development	4,208	5,359
Stock-based incentive compensation expense	2,499	2,797
Deferred income taxes	(1,155)	(8,014)
Amortization of losses from pension and postretirement plans	1	188
Timber write-offs due to casualty event	2,302	—
Other	578	(2,244)
Changes in operating assets and liabilities:
Receivables	3,730	(27,837)
Inventories	(4,098)	(4,875)
Accounts payable	8,913	7,376
All other operating activities	1,937	(1,500)
CASH PROVIDED BY OPERATING ACTIVITIES	63,951	49,667
INVESTING ACTIVITIES
Capital expenditures	(18,746)	(15,597)
Real estate development investments	(7,753)	(3,137)
Purchase of timberlands	(8,729)	(2,830)
Other	3,029	2,619
CASH USED FOR INVESTING ACTIVITIES	(32,199)	(18,945)
FINANCING ACTIVITIES
Issuance of debt	—	404,018
Repayment of debt	—	(526,948)
Dividends paid on common shares	(42,149)	(39,444)
Distributions to noncontrolling interests in the operating partnership	(861)	(895)
Proceeds from the issuance of common shares under incentive stock plan	—	579
Proceeds from the issuance of common shares under the “at-the-market” (ATM) equity offering program, net of commissions and offering costs	(10)	30,918
Repurchase of common shares to pay withholding taxes on vested incentive stock awards	(41)	(214)
Distributions to noncontrolling interests in consolidated affiliates	—	(2,684)
CASH USED FOR FINANCING ACTIVITIES	(43,061)	(134,670)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(362)	620
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	(11,671)	(103,328)
Balance, beginning of year	115,407	369,139
Balance, end of period	$103,736	$265,811

	Three Months Ended March 31,
	2023	2022
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest (a)	$3,802	$3,935
Income taxes (b)	2,203	14,042
Non-cash investing activity:
Capital assets purchased on account	5,689	4,511

(a)Interest paid is presented net of patronage payments received of $6.1 million and $5.5 million for the three months ended March 31, 2023 and March 31, 2022, respectively. For additional information on patronage payments, see Note 7 — Debt in the 2022 Form 10-K.
(b)Income taxes paid in 2022 were elevated due to timing of required tax payments for the New Zealand subsidiary following a full utilization of its net operating losses.

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2023	2022
SALES (NOTE 3)	$179,082	$222,041
Costs and Expenses
Cost of sales	(149,166)	(160,979)
Selling and general expenses	(16,778)	(14,760)
Other operating expense, net (Note 14)	(2,516)	(984)
	(168,460)	(176,723)
OPERATING INCOME	10,622	45,318
Interest expense	(11,700)	(8,337)
Interest and other miscellaneous income (expense), net	9,554	(468)
INCOME BEFORE INCOME TAXES	8,476	36,513
Income tax expense (Note 16)	(1,039)	(5,515)
NET INCOME	7,437	30,998
Less: Net loss (income) attributable to noncontrolling interests in consolidated affiliates	1,037	(1,012)
NET INCOME ATTRIBUTABLE TO RAYONIER, L.P. UNITHOLDERS	8,474	29,986
NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
Limited Partners	8,389	29,686
General Partners	85	300
Net income attributable to unitholders	8,474	29,986
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment, net of income tax effect of $0 and $0	(3,733)	6,458
Cash flow hedges, net of income tax effect of $312 and $1,022	(12,319)	40,427
Amortization of pension and postretirement plans, net of income tax expense of $0 and $0	1	188
Total other comprehensive (loss) income	(16,051)	47,073
COMPREHENSIVE (LOSS) INCOME	(8,614)	78,071
Less: Comprehensive loss (income) attributable to noncontrolling interests in consolidated affiliates	1,032	(2,408)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO RAYONIER, L.P. UNITHOLDERS	($7,582)	$75,663
EARNINGS PER UNIT (NOTE 5)
Basic earnings per unit attributable to Rayonier, L.P.	$0.06	$0.20
Diluted earnings per unit attributable to Rayonier, L.P.	$0.06	$0.20

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$98,774	$114,255
Accounts receivable, less allowance for doubtful accounts of $73 and $74	35,430	42,538
Inventory (Note 13)	30,297	23,729
Prepaid expenses	20,856	20,573
Assets held for sale (Note 19)	1,154	713
Other current assets	837	573
Total current assets	187,348	202,381
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	3,209,988	3,230,904
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 12)	119,701	115,097
PROPERTY, PLANT AND EQUIPMENT
Land	6,453	6,453
Buildings	30,805	31,020
Machinery and equipment	6,565	6,568
Construction in progress	881	653
Total property, plant and equipment, gross	44,704	44,694
Less — accumulated depreciation	(17,981)	(17,505)
Total property, plant and equipment, net	26,723	27,189
RESTRICTED CASH (NOTE 18)	4,962	1,152
RIGHT-OF-USE ASSETS	98,301	97,167
OTHER ASSETS	100,150	115,481
TOTAL ASSETS	$3,747,173	$3,789,371
LIABILITIES, REDEEMABLE OPERATING PARTNERSHIP UNITS AND CAPITAL
CURRENT LIABILITIES
Accounts payable	$32,172	$22,100
Accrued taxes	4,899	3,734
Accrued payroll and benefits	6,430	12,564
Accrued interest	10,175	5,920
Deferred revenue	19,095	22,762
Other current liabilities	23,988	28,247
Total current liabilities	96,759	95,327
LONG-TERM DEBT, NET (NOTE 6)	1,514,127	1,514,721
PENSION AND OTHER POSTRETIREMENT BENEFITS (NOTE 15)	8,460	8,510
LONG-TERM LEASE LIABILITY	89,911	88,756
LONG-TERM DEFERRED REVENUE	11,337	6,895
OTHER NON-CURRENT LIABILITIES	89,303	88,687
CONTINGENCIES (NOTE 9)
REDEEMABLE OPERATING PARTNERSHIP UNITS (NOTE 4) 2,479,276 and 3,208,827 Units outstanding, respectively	82,461	105,763
CAPITAL
General partners’ capital	18,163	18,251
Limited partners’ capital	1,798,174	1,806,895
Accumulated other comprehensive income (Note 17)	24,194	40,249
TOTAL CONTROLLING INTEREST CAPITAL	1,840,531	1,865,395
Noncontrolling interests in consolidated affiliates (Note 4)	14,284	15,317
TOTAL CAPITAL	1,854,815	1,880,712
TOTAL LIABILITIES, REDEEMABLE OPERATING PARTNERSHIP UNITS AND CAPITAL	$3,747,173	$3,789,371

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Unaudited)
(Dollars in thousands, except share data)

	Units		Accumulated Other Comprehensive Income	Noncontrolling Interests in Consolidated Affiliates	Total Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance, January 1, 2023	$18,251	$1,806,895	$40,249	$15,317	$1,880,712
Net income (loss)	85	8,389	—	(1,037)	7,437
Distributions on units ($0.285 per unit)	(431)	(42,602)	—	—	(43,033)
Issuance of units under the “at-the-market” equity offering, net of commissions and offering costs of $24	—	(10)	—	—	(10)
Stock-based compensation	25	2,474	—	—	2,499
Repurchase of units	—	(41)	—	—	(41)
Adjustment of Redeemable Operating Partnership Units	(6)	(573)	—	—	(579)
Conversion of units into common shares	239	23,642	—	—	23,881
Amortization of pension and postretirement plan liabilities	—	—	1	—	1
Foreign currency translation adjustment	—	—	(3,552)	(181)	(3,733)
Cash flow hedges	—	—	(12,504)	185	(12,319)
Balance, March 31, 2023	$18,163	$1,798,174	$24,194	$14,284	$1,854,815

	Units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Affiliates	Total Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance, January 1, 2022	$17,872	$1,769,367	($15,463)	$43,802	$1,815,578
Net income	300	29,686	—	1,012	30,998
Distributions on units ($0.27 per unit)	(408)	(40,388)	—	—	(40,796)
Issuance of units under the “at-the-market” equity offering, net of commissions and offering costs of $339	298	29,473	—	—	29,771
Issuance of units under incentive stock plans	4	411	—	—	415
Stock-based compensation	28	2,769	—	—	2,797
Repurchase of units	(2)	(212)	—	—	(214)
Adjustment of Redeemable Operating Partnership Units	(25)	(2,496)	—	—	(2,521)
Conversion of units into common shares	1	103	—	—	104
Amortization of pension and postretirement plan liabilities	—	—	188	—	188
Foreign currency translation adjustment	—	—	5,668	790	6,458
Cash flow hedges	—	—	39,822	605	40,427
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,566)	(1,566)
Balance, March 31, 2022	$18,068	$1,788,713	$30,215	$44,643	$1,881,639

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net income	$7,437	$30,998
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	37,599	47,419
Non-cash cost of land and improved development	4,208	5,359
Stock-based incentive compensation expense	2,499	2,797
Deferred income taxes	(1,155)	(8,014)
Amortization of losses from pension and postretirement plans	1	188
Timber write-offs due to casualty events	2,302	—
Other	578	(2,244)
Changes in operating assets and liabilities:
Receivables	3,730	(27,837)
Inventories	(4,098)	(4,875)
Accounts payable	8,913	7,376
All other operating activities	1,937	(1,500)
CASH PROVIDED BY OPERATING ACTIVITIES	63,951	49,667
INVESTING ACTIVITIES
Capital expenditures	(18,746)	(15,597)
Real estate development investments	(7,753)	(3,137)
Purchase of timberlands	(8,729)	(2,830)
Other	3,029	2,619
CASH USED FOR INVESTING ACTIVITIES	(32,199)	(18,945)
FINANCING ACTIVITIES
Issuance of debt	—	404,018
Repayment of debt	—	(526,948)
Distributions on units	(43,010)	(40,339)
Proceeds from the issuance of units under incentive stock plan	—	579
Proceeds from the issuance of units under the “at-the-market” (ATM) equity offering program, net of commissions and offering costs	(10)	30,918
Repurchase of units to pay withholding taxes on vested incentive stock awards	(41)	(214)
Distributions to noncontrolling interests in consolidated affiliates	—	(2,684)
CASH USED FOR FINANCING ACTIVITIES	(43,061)	(134,670)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(362)	620
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	(11,671)	(103,328)
Balance, beginning of year	115,407	369,139
Balance, end of period	$103,736	$265,811

	Three Months Ended March 31,
	2023	2022
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest (a)	$3,802	$3,935
Income taxes (b)	2,203	14,042
Non-cash investing activity:
Capital assets purchased on account	5,689	4,511

(a)Interest paid is presented net of patronage payments received of $6.1 million and $5.5 million for the three months ended March 31, 2023 and March 31, 2022, respectively. For additional information on patronage payments, see Note 7 — Debt in the 2022 Form 10-K.
(b)Income taxes paid in 2022 were elevated due to timing of required tax payments for the New Zealand subsidiary following a full utilization of its net operating losses.

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
The Rayonier Inc. and Rayonier, L.P. year-end balance sheet information was derived from audited financial statements not included herein. In the opinion of management, these financial statements and notes reflect any adjustments (all of which are normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. These statements and notes should be read in conjunction with the financial statements and supplementary data included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC (the “2022 Form 10-K”).
As of March 31, 2023, the Company owned a 98.4% interest in the Operating Partnership, with the remaining 1.6% interest owned by limited partners of the Operating Partnership. As the sole general partner of the Operating Partnership, Rayonier Inc. has exclusive control of the day-to-day management of the Operating Partnership.
SUMMARY OF UPDATES TO SIGNIFICANT ACCOUNTING POLICIES
For a full description of our other significant accounting policies, see Note 1 — Summary of Significant Accounting Policies in our 2022 Form 10-K.
REVENUE RECOGNITION
NON-TIMBER SALES
Carbon Capture and Storage Sales
    Carbon capture and storage (CCS) sales are primarily comprised of revenue generated from granting land access and the right to inject, sequester and permanently store carbon dioxide in a subsurface area. CCS contracts contain variable consideration arrangements, which may include variable durations, rates, access acres and carbon volumes. The determination of the transaction price and the allocation of the transaction price to the performance obligations may require significant judgment and is based on management’s estimate of the mostly likely amount of consideration we expect to receive as of the reporting date.
Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The estimation of variable consideration requires us to make certain judgments and assumptions regarding the amount and timing of future payments, which may be impacted by factors such as changes in market conditions, competition or other factors beyond our control. As a result, actual amounts of variable consideration could differ from our estimates.
We regularly review our estimates of variable consideration and, if necessary, adjust the transaction price and related revenue recognition accordingly. Any such adjustments are recorded in the period in which the estimate is revised.
NEW ACCOUNTING STANDARDS
There have been no recently adopted or pending accounting pronouncements which are applicable or are expected to have a material impact on our consolidated financial condition, results of operations, or cash flows.
SUBSEQUENT EVENTS
We have evaluated events occurring from March 31, 2023 to the date of issuance of these Consolidated Financial Statements for potential recognition or disclosure in the consolidated financial statements. No events were identified that warranted recognition or disclosure.

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
Operating income as presented in the Consolidated Statements of Income and Comprehensive Income is equal to segment income. Certain income (loss) items in the Consolidated Statements of Income and Comprehensive Income are not allocated to segments. These items, which include interest expense, miscellaneous income (expense) and income tax expense, are not considered by management to be part of segment operations and are included under “unallocated interest expense and other.”
The following tables summarize the segment information for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
SALES	2023	2022
Southern Timber	$71,842	$76,763
Pacific Northwest Timber	34,419	46,281
New Zealand Timber	44,105	51,389
Real Estate	16,276	34,195
Trading	12,569	13,461
Intersegment Eliminations (a)	(129)	(48)
Total	$179,082	$222,041

(a)Primarily consists of log marketing fees paid to our Trading segment from our Southern Timber and Pacific Northwest Timber segments for marketing log export sales.

	Three Months Ended March 31,
OPERATING INCOME	2023	2022
Southern Timber	$22,223	$30,342
Pacific Northwest Timber	(3,543)	6,606
New Zealand Timber (a)	(663)	5,392
Real Estate	883	10,181
Trading	341	351
Corporate and Other	(8,619)	(7,554)
Total Operating Income	10,622	45,318
Unallocated interest expense and other (b)	(2,146)	(8,805)
Total Income before Income Taxes	$8,476	$36,513

(a)The three months ended March 31, 2023 includes a $2.3 million timber write-off resulting from a casualty event. Timber write-offs resulting from a casualty event are recorded within the Consolidated Statements of Income and Comprehensive Income under the caption “Cost of Sales”.
(b)The three months ended March 31, 2023 includes a $9.1 million net recovery associated with a legal settlement.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended March 31,
DEPRECIATION, DEPLETION AND AMORTIZATION	2023	2022
Southern Timber	$20,610	$18,059
Pacific Northwest Timber	10,650	14,916
New Zealand Timber	4,455	4,989
Real Estate	1,503	9,145
Corporate and Other	381	310
Total	$37,599	$47,419

	Three Months Ended March 31,
NON-CASH COST OF LAND AND IMPROVED DEVELOPMENT	2023	2022
Real Estate	$4,208	$5,359
Total	$4,208	$5,359

3.    REVENUE
PERFORMANCE OBLIGATIONS
We recognize revenue when control of promised goods or services (“performance obligations”) is transferred to customers, in an amount that reflects the consideration expected in exchange for those goods or services (“transaction price”). We generally satisfy performance obligations within a year of entering into a contract and therefore have applied the disclosure exemption found under ASC 606-10-50-14. Unsatisfied performance obligations as of March 31, 2023 are primarily due to advances on stumpage contracts, unearned license revenue, unearned carbon capture and storage revenue and post-closing obligations on real estate sales. These performance obligations are expected to be satisfied within the next twelve months. We generally collect payment within a year of satisfying performance obligations and therefore have elected not to adjust revenues for a financing component.
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
The following table summarizes revenue recognized during the three months ended March 31, 2023 and 2022 that was included in the contract liability balance at the beginning of each year:

	Three Months Ended March 31,
	2023	2022
Revenue recognized from contract liability balance at the beginning of the year (a)	$11,400	$7,533

(a)    Revenue recognized was primarily from hunting licenses, the use of advances on pay-as-cut timber sales and the satisfaction of post-closing obligations on real estate sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables present our revenue from contracts with customers disaggregated by product type for the three months ended March 31, 2023 and 2022:

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Elim.	Total
March 31, 2023
Pulpwood	$26,783	$3,715	$6,081	—	$1,439	—	$38,018
Sawtimber	34,543	29,781	37,683	—	10,667	—	112,674
Hardwood	1,120	—	—	—	—	—	1,120
Total Timber Sales	62,446	33,496	43,764	—	12,106	—	151,812
License Revenue, Primarily from Hunting	5,268	136	55	—	—	—	5,459
Other Non-Timber/Carbon Revenue (a)	4,128	787	286	—	—	—	5,201
Agency Fee Income	—	—	—	—	334	—	334
Total Non-Timber Sales	9,396	923	341	—	334	—	10,994
Improved Development	—	—	—	4,802	—	—	4,802
Rural	—	—	—	6,499	—	—	6,499
Timberland & Non-Strategic	—	—	—	1,637	—	—	1,637
Deferred Revenue/Other (b)	—	—	—	3,093	—	—	3,093
Total Real Estate Sales	—	—	—	16,031	—	—	16,031

Revenue from Contracts with Customers	71,842	34,419	44,105	16,031	12,440	—	178,837
Lease Revenue	—	—	—	245	—	—	245
Intersegment	—	—	—	—	129	(129)	—
Total Revenue	$71,842	$34,419	$44,105	$16,276	$12,569	($129)	$179,082

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Elim.	Total
March 31, 2022
Pulpwood	$37,611	$2,918	$7,595	—	$1,525	—	$49,649
Sawtimber	27,516	42,215	42,100	—	11,538	—	123,369
Hardwood	5,849	—	—	—	—	—	5,849
Total Timber Sales	70,976	45,133	49,695	—	13,063	—	178,867
License Revenue, Primarily from Hunting	4,688	116	62	—	—	—	4,866
Other Non-Timber/Carbon Revenue	1,099	1,032	1,632	—	—	—	3,763
Agency Fee Income	—	—	—	—	350	—	350
Total Non-Timber Sales	5,787	1,148	1,694	—	350	—	8,979
Improved Development	—	—	—	4,966	—	—	4,966
Rural	—	—	—	16,950	—	—	16,950
Timberland & Non-Strategic	—	—	—	11,400	—	—	11,400
Deferred Revenue/Other (b)	—	—	—	636	—	—	636
Total Real Estate Sales	—	—	—	33,952	—	—	33,952

Revenue from Contracts with Customers	76,763	46,281	51,389	33,952	13,413	—	221,798
Lease Revenue	—	—	—	243	—	—	243
Intersegment	—	—	—	—	48	(48)	—
Total Revenue	$76,763	$46,281	$51,389	$34,195	$13,461	($48)	$222,041

(a) Includes $0.6 million of CCS revenue.
(b) Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables present our timber sales disaggregated by contract type for the three months ended March 31, 2023 and 2022:

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Trading	Total
March 31, 2023
Stumpage Pay-as-Cut	$30,477	—	—	—	$30,477
Stumpage Lump Sum	105	624	—	—	729
Total Stumpage	30,582	624	—	—	31,206

Delivered Wood (Domestic)	29,413	29,168	11,595	403	70,579
Delivered Wood (Export)	2,451	3,704	32,169	11,703	50,027
Total Delivered	31,864	32,872	43,764	12,106	120,606

Total Timber Sales	$62,446	$33,496	$43,764	$12,106	$151,812

March 31, 2022
Stumpage Pay-as-Cut	$36,206	—	—	—	$36,206
Stumpage Lump Sum	—	5,388	—	—	5,388
Total Stumpage	36,206	5,388	—	—	41,594

Delivered Wood (Domestic)	32,128	39,446	13,481	625	85,680
Delivered Wood (Export)	2,642	299	36,214	12,438	51,593
Total Delivered	34,770	39,745	49,695	13,063	137,273

Total Timber Sales	$70,976	$45,133	$49,695	$13,063	$178,867

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
The following table sets forth the Company’s noncontrolling interests in the operating partnership:

	Three Months Ended March 31,
	2023	2022
Beginning noncontrolling interests in the operating partnership	$105,763	$133,823
Adjustment of noncontrolling interests in the operating partnership	2,376	2,645
Conversions of Redeemable Operating Partnership Units to Common Shares	(23,881)	(104)
Net Income attributable to noncontrolling interests in the operating partnership	174	669
Other Comprehensive (Loss) Income attributable to noncontrolling interests in the operating partnership	(1,110)	101
Distributions to noncontrolling interests in the operating partnership	(861)	(895)
Total noncontrolling interests in the operating partnership	$82,461	$136,239

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

5.    EARNINGS PER SHARE AND PER UNIT
The following table provides details of the calculations of basic and diluted earnings per common share of the Company:

	Three Months Ended March 31,
	2023	2022
Earnings per common share - basic
Numerator:
Net Income	$7,437	$30,998
Less: Net income attributable to noncontrolling interests in the operating partnership	(174)	(669)
Less: Net loss (income) attributable to noncontrolling interests in consolidated affiliates	1,037	(1,012)
Net income attributable to Rayonier Inc.	$8,300	$29,317
Denominator:
Denominator for basic earnings per common share - weighted average shares	147,377,448	145,430,171
Basic earnings per common share attributable to Rayonier Inc.:	$0.06	$0.20
Earnings per common share - diluted
Numerator:
Net Income	$7,437	$30,998
Less: Net loss (income) attributable to noncontrolling interests in consolidated affiliates	1,037	(1,012)
Net income attributable to Rayonier Inc., before net income attributable to noncontrolling interests in the operating partnership	$8,474	$29,986
Denominator:
Denominator for basic earnings per common share - weighted average shares	147,377,448	145,430,171
Add: Dilutive effect of:
Stock options	1,886	7,229
Performance shares, restricted shares and restricted stock units	612,412	794,892
Noncontrolling interests in operating partnership units	3,087,383	3,314,784
Denominator for diluted earnings per common share - adjusted weighted average shares	151,079,129	149,547,076
Diluted earnings per common share attributable to Rayonier Inc.:	$0.06	$0.20

	Three Months Ended March 31,
	2023	2022
Anti-dilutive shares excluded from the computations of diluted earnings per common share:
Stock options, performance shares, restricted shares and restricted stock units	64,667	254
Total	64,667	254

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table provides details of the calculations of basic and diluted earnings per unit of the Operating Partnership:

	Three Months Ended March 31,
	2023	2022
Earnings per unit - basic
Numerator:
Net Income	$7,437	$30,998
Less: Net loss (income) attributable to noncontrolling interests in consolidated affiliates	1,037	(1,012)
Net income available to unitholders	$8,474	$29,986
Denominator:
Denominator for basic earnings per unit - weighted average units	150,464,831	148,744,955
Basic earnings per unit attributable to Rayonier, L.P.:	$0.06	$0.20
Earnings per unit - diluted
Numerator:
Net Income	$7,437	$30,998
Less: Net loss (income) attributable to noncontrolling interests in consolidated affiliates	1,037	(1,012)
Net income available to unitholders	$8,474	$29,986
Denominator:
Denominator for basic earnings per unit - weighted average units	150,464,831	148,744,955
Add: Dilutive effect of unit equivalents:
Stock options	1,886	7,229
Performance shares, restricted shares and restricted stock units	612,412	794,892
Denominator for diluted earnings per unit - adjusted weighted average units	151,079,129	149,547,076
Diluted earnings per unit attributable to Rayonier, L.P.:	$0.06	$0.20

	Three Months Ended March 31,
	2023	2022
Anti-dilutive unit equivalents excluded from the computations of diluted earnings per unit:
Stock options, performance shares, restricted shares and restricted stock units	64,667	254
Total	64,667	254

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

6.    DEBT
Our debt consisted of the following at March 31, 2023:

March 31, 2023
Debt
Senior Notes due 2031 at a fixed interest rate of 2.75%	$450,000
2015 Term Loan borrowings due 2028 at a variable interest rate of 6.34% at March 31, 2023	350,000
2022 Incremental Term Loan borrowings due 2027 at a variable interest rate of 6.34% at March 31, 2023	250,000
2016 Incremental Term Loan borrowings due 2026 at a variable interest rate of 6.39% at March 31, 2023	200,000
2021 Incremental Term Loan borrowings due 2029 at a variable interest rate of 6.29% at March 31, 2023	200,000
New Zealand subsidiary noncontrolling interests shareholder loan due 2026 at a fixed interest rate of 3.64% (a)	25,280
New Zealand subsidiary noncontrolling interests shareholder loan due 2027 at a fixed interest rate of 6.48% (a)	25,280
New Zealand subsidiary noncontrolling interests shareholder loan due 2025 at a fixed interest rate of 2.95% (a)	21,669
Total principal debt	1,522,229
Less: Unamortized discounts	(3,022)
Less: Deferred financing costs	(5,080)
Total long-term debt	$1,514,127

(a)    Except for changes in the New Zealand foreign exchange rate, there have been no adjustments to the carrying value of the shareholder loans since inception.
The following table contains information on the outstanding variable rate debt as of March 31, 2023:

Debt	Periodic Interest Rate (a)	Effective Fixed Interest Rate (b)
2015 Term Loan	Daily Simple SOFR + 1.70%	3.03%
2022 Incremental Term Loan	Daily Simple SOFR + 1.70%	5.13%
2016 Incremental Term Loan	Daily Simple SOFR + 1.75%	2.40%
2021 Incremental Term Loan	Daily Simple SOFR + 1.65%	1.46%

(a)    Includes credit spread adjustment of 0.1%.
(b)    Effective interest rate is after consideration of interest rate swaps and estimated patronage refunds.
Principal payments due during the next five years and thereafter are as follows:

Total
2023	—
2024	—
2025	21,669
2026	225,280
2027	275,280
Thereafter	1,000,000
Total Debt	$1,522,229

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

2023 DEBT ACTIVITY
U.S. Debt
During the three months ended March 31, 2023, we made no borrowings or repayments on our Revolving Credit Facility. At March 31, 2023, we had available borrowings of $296.2 million under the Revolving Credit Facility, net of $3.8 million to secure our outstanding letters of credit.
New Zealand Debt
During the three months ended March 31, 2023, the New Zealand subsidiary made no borrowings and repayments on its working capital facility (the “New Zealand Working Capital Facility”). At March 31, 2023, the New Zealand subsidiary had NZ$20.0 million of available borrowings under its working capital facility.

DEBT COVENANTS
In connection with our 2015 Term Loan Facility, 2016 Incremental Term Loan Facility, 2021 Incremental Term Loan Agreement, 2022 Incremental Term Loan Agreement and Revolving Credit Facility, customary covenants must be met, the most significant of which include interest coverage and leverage ratios.
The covenants listed below, which are the most significant financial covenants in effect as of March 31, 2023, are calculated on a trailing 12-month basis:

	Covenant Requirement	Actual Ratio	Favorable
Covenant EBITDA to consolidated interest expense should not be less than	2.5 to 1	8.1 to 1	5.6
Covenant debt to covenant net worth plus covenant debt shall not exceed	65%	45%	20%
    In addition to these financial covenants listed above, the Senior Notes due 2031, 2015 Term Loan Facility, 2016 Incremental Term Loan Facility, 2021 Incremental Term Loan Facility, 2022 Incremental Term Loan Facility, and Revolving Credit Facility include customary covenants that limit the incurrence of debt and the disposition of assets, among others. At March 31, 2023, we were in compliance with all applicable covenants.

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
FOREIGN CURRENCY EXCHANGE AND OPTION CONTRACTS
Our New Zealand subsidiary’s domestic sales and operating expenses are predominately denominated in New Zealand dollars, while its export sales, shareholder distributions and ocean freight payments are predominately denominated in U.S. dollars. To the extent New Zealand dollar costs exceed New Zealand dollar revenues (the “foreign exchange exposure”), the New Zealand subsidiary manages the foreign exchange exposure through the use of derivative financial instruments. It typically hedges a portion of export sales receipts to cover 50% to 90% of the projected foreign exchange exposure for the following 12 months, up to 75% for the forward 12 to 18 months and up to 50% for the forward 18 to 24 months. Additionally, it will occasionally hedge export sales receipts to cover

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

up to 50% of the foreign exchange exposure for the forward 24 to 48 months when the New Zealand dollar is at a cyclical low versus the U.S. dollar. The New Zealand subsidiary’s trading operations typically hedge a portion of export sales receipts to cover the projected foreign exchange exposure for the following three months. As of March 31, 2023, foreign currency exchange contracts and foreign currency option contracts had maturity dates through February 2026 and October 2025, respectively.
Foreign currency exchange and option contracts hedging foreign currency risk qualify for cash flow hedge accounting. We may de-designate these cash flow hedge relationships in advance or at the occurrence of the forecasted transaction. The portion of gains or losses on the derivative instrument previously AOCI for de-designated hedges remains in AOCI until the forecasted transaction affects earnings. Changes in the value of derivative instruments after de-designation are recorded in earnings.
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
INTEREST RATE SWAPS
The following table contains information on the outstanding interest rate swaps as of March 31, 2023:

Outstanding Interest Rate Swaps (a)
Date Entered Into	Term	Notional Amount	Related Debt Facility	Fixed Rate of Swap	Bank Margin on Debt (b)	Total Effective Interest Rate (c)
August 2015	9 years	$170,000	Term Credit Agreement	2.10%	1.70%	3.80%
August 2015	9 years	180,000	Term Credit Agreement	2.26%	1.70%	3.96%
April 2016	10 years	100,000	Incremental Term Loan	1.50%	1.75%	3.25%
April 2016	10 years	100,000	Incremental Term Loan	1.51%	1.75%	3.26%
May 2021	7 years	200,000	2021 Incremental Term Loan Facility	0.67%	1.65%	2.32%
December 2022	5 years	100,000	2022 Incremental Term Loan Facility	3.72%	1.70%	5.42%

(a)All interest rate swaps have been designated as interest rate cash flow hedges and qualify for hedge accounting.
(b)Includes the SOFR Credit Spread Adjustment component of 0.1%.
(c)Rate is before estimated patronage payments.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

FORWARD-STARTING INTEREST RATE SWAPS
In March 2023, we modified our benchmark rates from LIBOR to Daily Simple SOFR for our forward-starting interest rates swaps, resulting in slightly favorable fixed rates.
The following table contains information on the outstanding forward-starting interest rate swaps as of March 31, 2023:

Outstanding Forward-Starting Interest Rate Swaps (a)
Date Entered Into	Term	Notional Amount	Fixed Rate of Swap	Related Debt Facility	Forward Date	Maximum Period Ending for Forecasted Issuance Date
April 2020	4 years	$100,000	0.78%	Term Credit Agreement	August 2024	N/A
May 2020	4 years	50,000	0.64%	Term Credit Agreement	August 2024	N/A

(a)All forward-starting interest rate swaps have been designated as interest rate cash flow hedges and qualify for hedge accounting.
The following tables demonstrate the impact, gross of tax, of our derivatives on the Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2023 and 2022:

		Three Months Ended March 31,
	Income Statement Location	2023	2022
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive (loss) income	$3,813	$3,417
	Other operating expense, net	(2,429)	97
Foreign currency option contracts	Other comprehensive (loss) income	(270)	136
Interest rate products	Other comprehensive (loss) income	(9,660)	35,129
	Interest expense, net	(3,463)	2,670

During the next 12 months, the amount of the March 31, 2023 AOCI balance, net of tax, expected to be reclassified into earnings is a gain of approximately $19.3 million. The following table contains details of the expected reclassified amounts into earnings:

Amount expected to be reclassified into earnings in next 12 months
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	($2,930)
Foreign currency option contracts	(257)
Interest rate products (a)	22,498
Total estimated gain on derivatives contracts	$19,311

(a)    These reclassified amounts are expected to fully offset variable interest rate payments made to debt holders, resulting in no net impact on our earnings or cash flows.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table contains the notional amounts of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Notional Amount
	March 31, 2023	December 31, 2022
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	$128,750	$138,250
Foreign currency option contracts	78,000	78,000
Interest rate swaps	850,000	850,000
Forward-starting interest rate swaps	150,000	150,000

    The following table contains the fair values of the derivative financial instruments recorded in the Consolidated Balance Sheets at March 31, 2023 and December 31, 2022. Changes in balances of derivative financial instruments are recorded as operating activities in the Consolidated Statements of Cash Flows:

	Location on Balance Sheet	Fair Value Assets / (Liabilities) (a)
		March 31, 2023	December 31, 2022
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other current assets	$63	$25
	Other assets	1,063	1,303
	Other current liabilities	(4,133)	(5,457)
	Other non-current liabilities	(146)	(410)
Foreign currency option contracts	Other current assets	83	66
	Other assets	1,734	2,131
	Other current liabilities	(440)	(347)
	Other non-current liabilities	(1,079)	(1,281)
Interest rate swaps	Other assets	50,525	60,843
	Other non-current liabilities	(1,549)	(51)
Forward-starting interest rate swaps	Other assets	10,456	11,939

Total derivative contracts:
Other current assets		$146	$91
Other assets		63,778	76,216
Total derivative assets		$63,924	$76,307

Other current liabilities		(4,573)	(5,804)
Other non-current liabilities		(2,774)	(1,742)
Total derivative liabilities		($7,347)	($7,546)

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
The following table presents the carrying amount and estimated fair values of our financial instruments as of March 31, 2023 and December 31, 2022, using market information and what we believe to be appropriate valuation methodologies under GAAP:

	March 31, 2023			December 31, 2022
Asset (Liability) (a)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$98,774	$98,774	—	$114,255	$114,255	—
Restricted cash (b)	4,962	4,962	—	1,152	1,152	—
Long-term debt (c)	(1,514,127)	—	(1,441,247)	(1,514,721)	—	(1,438,736)
Interest rate swaps (d)	48,976	—	48,976	60,792	—	60,792
Forward-starting interest rate swaps (d)	10,456	—	10,456	11,939	—	11,939
Foreign currency exchange contracts (d)	(3,153)	—	(3,153)	(4,539)	—	(4,539)
Foreign currency option contracts (d)	298	—	298	569	—	569
Noncontrolling interests in the operating partnership (e)	82,461	—	82,461	105,763	—	105,763

(a)We did not have Level 3 assets or liabilities at March 31, 2023 and December 31, 2022.
(b)Restricted cash represents proceeds from like-kind exchange sales deposited with a third-party intermediary and cash held in escrow. See Note 18 — Restricted Cash for additional information.
(c)The carrying amount of long-term debt is presented net of deferred financing costs and unamortized discounts on non-revolving debt. See Note 6 — Debt for additional information.
(d)See Note 7 — Derivative Financial Instruments and Hedging Activities for information regarding the Consolidated Balance Sheets classification of our derivative financial instruments.
(e)Noncontrolling interests in the operating partnership is neither an asset nor liability and is classified as temporary equity in the Company’s Consolidated Balance Sheets. This relates to the ownership of Rayonier, L.P. units by various individuals and entities other than the Company. See Note 4 — Noncontrolling Interests for additional information.
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

10.    ENVIRONMENTAL AND NATURAL RESOURCE DAMAGE LIABILITIES
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

Changes in environmental and NRD liabilities from December 31, 2022 to March 31, 2023 are shown below:

Port Gamble, WA
Non-current portion at December 31, 2022	$14,418
Plus: Current portion	1,175
Total Balance at December 31, 2022	15,593
Expenditures charged to liabilities	(110)
Total Balance at March 31, 2023	15,483
Less: Current portion	(1,175)
Non-current portion at March 31, 2023	$14,308

It is expected that the upland mill site cleanup and NRD restoration will occur over the next one to two years, while the monitoring of Port Gamble Bay, mill site and landfills will continue for an additional 15 to 20 years. NRD costs are subject to change as the scope of the restoration projects become more clearly defined. It is reasonably possible that these components of the liability may increase as the project progresses. Management continues to monitor the Port Gamble cleanup process and will make adjustments as needed. Should any future circumstances result in a change to the estimated cost of the project, we will record an appropriate adjustment to the liability in the period it becomes known and when we can reasonably estimate the amount. For further information on the timing and amount of future payments related to our environmental remediation liabilities, see Note 10 - Commitments in our 2022 Form 10-K.

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
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

11.    GUARANTEES
We provide financial guarantees as required by creditors, insurance programs, and various governmental agencies.
As of March 31, 2023, the following financial guarantees were outstanding:

Financial Commitments (a)	Maximum Potential Payment
Standby letters of credit (b)	$3,779
Surety bonds (c)	23,204
Total financial commitments	$26,983

(a)We have not recorded any liabilities for these financial commitments in our Consolidated Balance Sheets. The guarantees are not subject to measurement, as the guarantees are dependent on our own performance.
(b)Approximately $2.9 million of the standby letters of credit serve as credit support for real estate construction in our Wildlight development project. The remaining letters of credit support various insurance related agreements, primarily workers’ compensation. These letters of credit will expire at various dates during 2023 and will be renewed as required.
(c)Surety bonds are issued primarily to secure performance obligations related to various operational activities, to provide collateral for our Wildlight development project in Nassau County, Florida and our Heartwood development project in Richmond Hill, Georgia. These surety bonds expire at various dates during 2023, 2024 and 2025 and are expected to be renewed as required.

12.    HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS
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

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Changes in higher and better use timberlands and real estate development investments from December 31, 2022 to March 31, 2023 are shown below:

	Higher and Better Use Timberlands and Real Estate Development Investments
	Land and Timber	Development Investments	Total
Non-current portion at December 31, 2022	$91,374	$23,723	$115,097
Plus: Current portion (a)	408	17,501	17,909
Total Balance at December 31, 2022	91,782	41,224	133,006
Non-cash cost of land and improved development	(457)	(2,943)	(3,400)
Amortization of parcel real estate development investments	—	(2,127)	(2,127)
Timber depletion from harvesting activities and basis of timber sold in real estate sales	(345)	—	(345)
Capitalized real estate development investments (b)	—	10,913	10,913
Capital expenditures (silviculture)	89	—	89
Total Balance at March 31, 2023	91,069	47,067	138,136
Less: Current portion (a)	(579)	(17,856)	(18,435)
Non-current portion at March 31, 2023	$90,490	$29,211	$119,701

(a)The current portion of Higher and Better Use Timberlands and Real Estate Development Investments is recorded in Inventory. See Note 13 — Inventory for additional information.
(b)Capitalized real estate development investments include $0.2 million of capitalized interest and $3.2 million of parcel real estate development investments. Parcel real estate development investments represent investments made for specific lots and/or commercial parcels that are currently under contract or expected to be ready for market within a year.

13.    INVENTORY
As of March 31, 2023 and December 31, 2022, our inventory consisted entirely of finished goods, as follows:

	March 31, 2023	December 31, 2022
Finished goods inventory
Real estate inventory (a)	$18,435	$17,909
Log inventory	11,394	5,347
Carbon unit inventory (b)	468	473
Total inventory	$30,297	$23,729

(a)Represents the cost of HBU real estate (including capitalized development investments) under contract to be sold as well as the cost of HBU real estate deferred until post-closing obligations are satisfied. See Note 12 — Higher And Better Use Timberlands and Real Estate Development Investments for additional information.
(b)Represents the basis in New Zealand carbon units intended to be sold in the next 12 months.

14.    OTHER OPERATING EXPENSE, NET
Other operating expense, net consisted of the following:

	Three Months Ended March 31,
	2023	2022
Loss on foreign currency remeasurement, net of cash flow hedges	($2,484)	($571)
Gain on sale or disposal of property and equipment	2	25
Equity loss related to Bainbridge Landing LLC joint venture	—	(227)
Miscellaneous expense, net	(34)	(211)
Total	($2,516)	($984)

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
In December 2022, the Rayonier Board of Directors approved the resolution to terminate the Defined Benefit Plan and notified impacted parties of the termination and alternative distribution options. The Defined Benefit Plan was terminated on February 28, 2023. In conjunction with the termination of the Defined Benefit Plan, we also plan to terminate the unfunded plan and distribute all benefits in accordance with Section 409A of the Internal Revenue Code. We expect to recognize pre-tax non-cash pension settlement charges related to the actuarial losses currently in AOCI upon settlement of the obligations of the Defined Benefit and Excess Benefit Plans. These charges are currently expected to occur in 2023 and 2024, with the specific timing and final amounts dependent upon several factors.
We expect to make cash contributions of approximately $7.6 million during the settlement process in order to fund the Defined Benefit Plan on a plan termination basis. The Defined Benefit Plan will be settled upon completion of lump sum distributions and purchase of annuity contracts. The settlement is expected to be completed by the end of Q1 2024. The Excess Benefit Plan will be settled entirely with lump sum payments upon termination with expected cash contributions in 2024 of approximately $1.3 million. Projected cash contributions are an estimate, as actual amounts will be dependent upon the nature and timing of participant settlements and interest rates, as well as prevailing market conditions.
The net pension and postretirement benefit (credits) costs that have been recorded are shown in the following table:

Components of Net Periodic Benefit (Credit) Cost	Income Statement Location	Pension		Postretirement
		Three Months Ended March 31,		Three Months Ended March 31,
		2023	2022	2023	2022
Service cost	Selling and general expenses	—	—	$1	$2
Interest cost	Interest and other miscellaneous income (expense), net	844	609	17	13
Expected return on plan assets (a)	Interest and other miscellaneous income (expense), net	(887)	(872)	—	—
Amortization of losses	Interest and other miscellaneous income (expense), net	1	184	—	4
Net periodic benefit (credit) cost		($42)	($79)	$18	$19

(a)The weighted-average expected long-term rate of return on plan assets used in computing 2023 net periodic benefit cost for pension benefits is 5.0%.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

16.    INCOME TAXES

Rayonier is a REIT under the Internal Revenue Code and therefore generally does not pay U.S. federal or state income tax. As of March 31, 2023, Rayonier owns a 98.4% interest in the Operating Partnership and conducts substantially all of its timberland operations through the Operating Partnership. The taxable income or loss generated by the Operating Partnership is passed through and reported to its unit holders (including the Company) on a Schedule K-1 for inclusion in each unitholder’s income tax return.
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

	Three Months Ended March 31,
	2023	2022
Income tax expense	($1,039)	($5,515)
ANNUAL EFFECTIVE TAX RATE
The Company’s effective tax rate after discrete items is below the 21.0% U.S. statutory rate due to tax benefits associated with being a REIT. The following table contains the Company’s annualized effective tax rate after discrete items:

	Three Months Ended March 31,
	2023	2022
Annualized effective tax rate after discrete items	7.9%	10.5%

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

17.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in AOCI by component for the three months ended March 31, 2023 and the year ended December 31, 2022. All amounts are presented net of tax and exclude portions attributable to noncontrolling interests.

	Foreign currency translation (loss) gains	Net investment hedges of New Zealand subsidiary	Cash flow hedges		Employee benefit plans		Total Rayonier, L.P.	Allocation to Operating Partnership	Total Rayonier Inc.
Balance as of December 31, 2021	$4,215	$1,321	($9,163)		($11,836)		($15,463)	($4,141)	($19,604)
Other comprehensive income (loss) before reclassifications	(22,282)	—	78,166	(a)	874		56,758	(1,323)	55,435
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(1,799)		753	(b)	(1,046)	1,028	(18)
Net other comprehensive income (loss)	(22,282)	—	76,367		1,627		55,712	(295)	55,417
Balance as of December 31, 2022	($18,067)	$1,321	$67,204		($10,209)		$40,249	($4,436)	$35,813
Other comprehensive (loss) income before reclassifications	(3,552)	—	(7,696)	(a)	—		(11,248)	231	(11,017)
Amounts reclassified from accumulated other comprehensive income	—	—	(4,808)		1	(b)	(4,807)	879	(3,928)
Net other comprehensive income (loss)	(3,552)	—	(12,504)		1		(16,055)	1,110	(14,945)
Balance as of March 31, 2023	($21,619)	$1,321	$54,700		($10,208)		$24,194	($3,326)	$20,868

(a)The three months ended March 31, 2023 includes $9.6 million of other comprehensive loss related to interest rate products. The three months ended December 31, 2022 included $75.0 million of other comprehensive income related to interest rate products. See Note 7 — Derivative Financial Instruments and Hedging Activities for additional information.
(b)This component of other comprehensive income is included in the computation of net periodic pension and post-retirement costs. See Note 15 — Employee Benefit Plans for additional information.
The following table presents details of the amounts reclassified in their entirety from AOCI to net income for the three months ended March 31, 2023 and March 31, 2022:

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the Income Statement
	March 31, 2023	March 31, 2022
Realized (gain) loss on foreign currency exchange contracts	($2,429)	$9	Other operating expense, net
Noncontrolling interests	559	(2)	Comprehensive loss (income) attributable to noncontrolling interests
Realized (gain) loss on interest rate contracts	(3,463)	2,670	Interest expense
Income tax effect from net gain (loss) on foreign currency contracts	525	(2)	Income tax expense
Net (gain) loss on cash flow hedges reclassified from accumulated other comprehensive income	($4,808)	$2,675

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

18.    RESTRICTED CASH
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Consolidated Balance Sheets that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Restricted cash, excluding Timber Funds:
Restricted cash deposited with LKE intermediary	$1,646	—
Restricted cash held in escrow	3,316	625
Total restricted cash, excluding Timber Funds	4,962	625
Restricted cash, Timber Funds	—	5,464
Cash and cash equivalents	98,774	259,722
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$103,736	$265,811

19.    ASSETS HELD FOR SALE
Assets held for sale is composed of properties under contract and expected to be sold within 12 months that also meet the other relevant held-for-sale criteria in accordance with ASC 360-10-45-9. As of March 31, 2023 and December 31, 2022, the basis in properties meeting this classification was $1.2 million and $0.7 million, respectively. Since the basis in these properties was less than the fair value, including costs to sell, no impairment was recognized.

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
This MD&A is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors which may affect future results. Our MD&A should be read in conjunction with our Consolidated Financial Statements included in Item 1 of this report, our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) and information contained in our subsequent reports filed with the Securities and Exchange Commission (the “SEC”).
FORWARD-LOOKING STATEMENTS
Certain statements in this document regarding anticipated financial outcomes, including our earnings guidance, if any, business and market conditions, outlook, expected dividend rate, our business strategies, including the potential effects of the ongoing global novel coronavirus (“COVID-19”) pandemic, expected harvest schedules, timberland acquisitions and dispositions, the anticipated benefits of our business strategies, and other similar statements relating to our future events, developments, or financial or operational performance or results, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate,” “believe,” “intend,” “project,” “anticipate” and other similar language. However, the absence of these or similar words or expressions does not mean that a statement is not forward-looking. While management believes that these forward-looking statements are reasonable when made, forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. The risk factors contained in Item 1A — Risk Factors in our 2022 Form 10-K, Part II, and similar discussions included in other reports that we subsequently file with the SEC, among others, could cause actual results or events to differ materially from our historical experience and those expressed in forward-looking statements made in this document.
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

OUR COMPANY
    We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive softwood timber growing regions in the United States and New Zealand. We invest in timberlands and actively manage them to provide current income and attractive long-term returns to our shareholders. We conduct our business through an umbrella partnership real estate investment trust (“UPREIT”) structure in which our assets are owned by our Operating Partnership and its subsidiaries. Rayonier manages the Operating Partnership as its sole general partner. Our revenues, operating income and cash flows are primarily derived from the following core business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate, and Trading. As of March 31, 2023, we owned or leased under long-term agreements approximately 2.8 million acres of timberlands located in the U.S. South (1.91 million acres), U.S. Pacific Northwest (474,000 acres) and New Zealand (419,000 gross acres or 297,000 net plantable acres).
SEGMENT INFORMATION
    The Southern Timber, Pacific Northwest Timber and New Zealand Timber segments include all activities related to the harvesting of timber and other non-timber income activities, such as the licensing of properties for hunting, granting land access for carbon capture and storage, the leasing of properties for mineral extraction and cell towers, and carbon credit sales. Our New Zealand operations are conducted by Matariki Forestry Group, a joint venture (the “New Zealand subsidiary”), in which we maintain a 77% ownership interest. See Note 4 - Noncontrolling Interests for additional information regarding our noncontrolling interests in the New Zealand Timber segment.
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
ENVIRONMENTAL MATTERS
For a full description of our environmental matters, see Item 1 - “Business” in our Annual Report on Form 10-K for the year ended December 31, 2022 and our sustainability report located at our Responsible Stewardship webpage.

INDUSTRY AND MARKET CONDITIONS
    The demand for timber is directly related to the underlying demand for pulp, paper, packaging, lumber and other wood products. The significant majority of timber sold in our Southern Timber segment is consumed domestically. With a higher proportion of pulpwood, our Southern Timber segment relies heavily on downstream markets for pulp and paper, and to a lesser extent wood pellet markets. Our Pacific Northwest Timber segment relies primarily on domestic customers but also exports a significant volume of timber, particularly to Japan and China. The Southern Timber and Pacific Northwest Timber segments rely on the strength of U.S. lumber markets as well as underlying housing starts. Our New Zealand Timber segment sells timber to domestic New Zealand wood products mills and also exports a significant portion of its volume to Asian markets, particularly in China and South Korea. In addition to market dynamics in the Pacific Rim, the New Zealand Timber segment is subject to foreign exchange fluctuations, which can impact the operating results of the segment in U.S. dollar terms.
In the first quarter, each of our timber segments experienced challenging market conditions due to weaker end-market demand and continued macroeconomic headwinds. In our Southern Timber segment, weaker demand for pulp and lumber coupled with drier weather conditions led to lower net stumpage prices. In our Pacific Northwest Timber segment, softer domestic lumber demand and decreased competition from export markets negatively impacted domestic sawtimber prices. In our New Zealand Timber segment, weaker demand in China has driven lower export sawtimber prices.
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
Our Real Estate segment is exposed to changes in interest and mortgage rates as higher rates could negatively impact buyer demand for the properties we sell. However, current demand for our rural and development real estate properties has not been significantly impacted by the rise in interest rates from year ago levels.
For additional information on market conditions impacting our business, see Results of Operations.

CRITICAL ACCOUNTING ESTIMATES
    The preparation of financial statements requires us to make estimates, assumptions and judgments that affect our assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information we believe are reasonable. Actual results may differ from these estimates. For a full description of our critical accounting policies, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2022 Form 10-K.
REVENUE RECOGNITION
See Note 1 – Basis of Presentation.

DISCUSSION OF TIMBER INVENTORY AND SUSTAINABLE YIELD
    See Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield in our 2022 Form 10-K.
OUR TIMBERLANDS
    Our timber operations are disaggregated into three geographically distinct segments: Southern Timber, Pacific Northwest Timber and New Zealand Timber. The following tables provide a breakdown of our timberland holdings as of March 31, 2023 and December 31, 2022:

(acres in 000s)	As of March 31, 2023			As of December 31, 2022
	Owned	Leased	Total	Owned	Leased	Total
Southern
Alabama	258	5	263	258	14	272
Arkansas	—	2	2	—	2	2
Florida	349	47	396	347	47	394
Georgia	646	64	710	647	64	711
Louisiana	147	—	147	148	—	148
Oklahoma	91	—	91	91	—	91
South Carolina	16	—	16	16	—	16
Texas	285	—	285	285	—	285
	1,792	118	1,910	1,792	127	1,919

Pacific Northwest
Oregon	61	—	61	61	—	61
Washington	410	3	413	410	3	413
	471	3	474	471	3	474

New Zealand (a)	188	231	419	188	229	417
Total	2,451	352	2,803	2,451	359	2,810

(a)Represents legal acres owned and leased by the New Zealand subsidiary, in which we own a 77% interest. As of March 31, 2023, legal acres in New Zealand consisted of 297,000 plantable acres and 122,000 non-productive acres.

The following tables detail activity for owned and leased acres in our timberland holdings by state from December 31, 2022 to March 31, 2023:

(acres in 000s)	Acres Owned
	December 31, 2022	Acquisitions	Sales	Other	March 31, 2023
Southern
Alabama	258	—	—	—	258
Florida	347	2	—	—	349
Georgia	647	—	(1)	—	646
Louisiana	148	—	(1)	—	147
Oklahoma	91	—	—	—	91
South Carolina	16	—	—	—	16
Texas	285	—	—	—	285
	1,792	2	(2)	—	1,792

Pacific Northwest
Oregon	61	—	—	—	61
Washington	410	—	—	—	410
	471	—	—	—	471

New Zealand (a)	188	—	—	—	188
Total	2,451	2	(2)	—	2,451

(a)Represents legal acres owned by the New Zealand subsidiary, in which we have a 77% interest.

(acres in 000s)	Acres Leased
	December 31, 2022	New Leases	Sold/Expired Leases (a)	Other	March 31, 2023
Southern
Alabama	14	—	(9)	—	5
Arkansas	2	—	—	—	2
Florida	47	—	—	—	47
Georgia	64	—	—	—	64
	127	—	(9)	—	118

Pacific Northwest
Washington (b)	3	—	—	—	3

New Zealand (c)	229	—	—	2	231
Total	359	—	(9)	2	352

(a)Includes acres previously under lease that have been harvested and activity for the relinquishment of leased acres.
(b)Primarily timber reservations acquired in the merger with Pope Resources.
(c)Represents legal acres leased by the New Zealand subsidiary, in which we have a 77% interest.

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS
The following table provides key financial information by segment and on a consolidated basis:

	Three Months Ended March 31,
Financial Information (in millions)	2023	2022
Sales
Southern Timber	$71.8	$76.8
Pacific Northwest Timber	34.4	46.3
New Zealand Timber	44.1	51.4
Real Estate
Improved Development	4.8	5.0
Rural	6.5	16.9
Timberland & Non-Strategic	1.6	11.4
Deferred Revenue/Other (a)	3.3	0.9
Total Real Estate	16.3	34.2
Trading	12.6	13.4
Intersegment Eliminations	(0.1)	(0.1)
Total Sales	$179.1	$222.0

Operating Income (Loss)
Southern Timber	$22.2	$30.3
Pacific Northwest Timber	(3.5)	6.6
New Zealand Timber (b)	(0.7)	5.4
Real Estate (a)	0.9	10.2
Trading	0.3	0.4
Corporate and Other	(8.6)	(7.6)
Operating Income	10.6	45.3
Interest expense, interest income and other (c)	(2.1)	(8.8)
Income tax expense	(1.1)	(5.5)
Net Income	7.4	31.0
Less: Net loss (income) attributable to noncontrolling interests in consolidated affiliates	1.1	(1.0)
Net Income Attributable to Rayonier, L.P.	$8.5	$30.0
Less: Net income attributable to noncontrolling interests in the operating partnership	(0.2)	(0.7)
Net Income Attributable to Rayonier Inc.	$8.3	$29.3

Adjusted EBITDA (d)
Southern Timber	$42.8	$48.4
Pacific Northwest Timber	7.1	21.5
New Zealand Timber	6.1	10.4
Real Estate	6.6	24.7
Trading	0.3	0.4
Corporate and Other	(8.2)	(7.2)
Total Adjusted EBITDA	$54.7	$98.1

(a)Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.
(b)The three months ended March 31, 2023 includes a $2.3 million timber write-off resulting from a casualty event.
(c)The three months ended March 31, 2023 includes a $9.1 million net recovery associated with a legal settlement.
(d)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended March 31,
Southern Timber Overview	2023	2022
Sales Volume (in thousands of tons)
Pine Pulpwood	979	1,171
Pine Sawtimber	886	622
Total Pine Volume	1,865	1,793
Hardwood	28	103
Total Volume	1,893	1,896

% Delivered Volume (vs. Total Volume)	36%	35%
% Pine Sawtimber Volume (vs. Total Pine Volume)	48%	35%
% Export Volume (vs. Total Volume) (a)	2%	1%

Net Stumpage Pricing (dollars per ton)
Pine Pulpwood	$17.32	$24.11
Pine Sawtimber	31.57	35.46
Weighted Average Pine	$24.09	$28.05
Hardwood	20.07	26.06
Weighted Average Total	$24.03	$27.94

Summary Financial Data (in millions of dollars)
Timber Sales	$62.4	$71.0
Less: Cut and Haul	(15.7)	(15.6)
Less: Port and Freight	(1.5)	(2.4)
Net Stumpage Sales	$45.3	$53.0

Non-Timber Sales	9.4	5.8
Total Sales	$71.8	$76.8

Operating Income	$22.2	$30.3
(+) Depreciation, depletion and amortization	20.6	18.1
Adjusted EBITDA (b)	$42.8	$48.4

Other Data
Period-End Acres (in thousands)	1,910	1,795

(a)Estimated percentage of export volume, which includes volumes sold to third-party exporters in addition to direct exports through our log export program.
(b)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended March 31,
Pacific Northwest Timber Overview	2023	2022
Sales Volume (in thousands of tons)
Pulpwood	77	76
Domestic Sawtimber (a)	284	426
Export Sawtimber	23	3
Total Volume	384	505

% Delivered Volume (vs. Total Volume)	97%	82%
% Sawtimber Volume (vs. Total Volume)	80%	85%
% Export Volume (vs. Total Volume) (b)	13%	5%

Delivered Log Pricing (in dollars per ton)
Pulpwood	$48.23	$37.69
Domestic Sawtimber	93.12	105.82
Export Sawtimber (c)	163.16	92.07
Weighted Average Log Price	$88.17	$95.35

Summary Financial Data (in millions of dollars)
Timber Sales	$33.5	$45.1
Less: Cut and Haul	(17.2)	(16.2)
Less: Port and Freight	(1.4)	(0.1)
Net Stumpage Sales	$14.9	$28.8

Non-Timber Sales	0.9	1.1
Total Sales	$34.4	$46.3

Operating (Loss) Income	($3.5)	$6.6
(+) Depreciation, depletion and amortization	10.6	14.9
Adjusted EBITDA (d)	$7.1	$21.5

Other Data
Period-End Acres (in thousands)	474	486
Sawtimber (in dollars per MBF) (e)	$730	$849

(a)Includes volumes sold to third-party exporters.
(b)Estimated percentage of export volume, which includes volumes sold to third-party exporters in addition to direct exports through our log export program.
(c)Prior to Q4 2022, pricing reflects the transfer of logs on an FOB basis, while periods after Q4 2022 reflect pricing on a CFR basis (i.e., inclusive of export costs and freight).
(d)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.
(e)Delivered Sawtimber excluding chip-n-saw.

	Three Months Ended March 31,
New Zealand Timber Overview	2023	2022
Sales Volume (in thousands of tons)
Domestic Pulpwood (Delivered)	55	94
Domestic Sawtimber (Delivered)	137	135
Export Pulpwood (Delivered)	42	36
Export Sawtimber (Delivered)	247	250
Total Volume	481	515

% Delivered Volume (vs. Total Volume)	100%	100%
% Sawtimber Volume (vs. Total Volume)	80%	75%
% Export Volume (vs. Total Volume) (a)	60%	56%

Delivered Log Pricing (in dollars per ton)
Domestic Pulpwood	$33.37	$34.98
Domestic Sawtimber	71.58	75.99
Export Sawtimber	112.97	127.59
Weighted Average Log Price	$90.99	$96.59

Summary Financial Data (in millions of dollars)
Timber Sales	$43.8	$49.7
Less: Cut and Haul	(17.4)	(19.1)
Less: Port and Freight	(11.6)	(15.3)
Net Stumpage Sales	$14.8	$15.3

Non-Timber Sales / Carbon Credits	0.3	1.7
Total Sales	$44.1	$51.4

Operating (Loss) Income	($0.7)	$5.4
(+) Timber write-off resulting from a casualty event (b)	2.3	—
(+) Depreciation, depletion and amortization	4.5	5.0
Adjusted EBITDA (c)	$6.1	$10.4

Other Data
New Zealand Dollar to U.S. Dollar Exchange Rate (d)	0.6300	0.6680
Net Plantable Period-End Acres (in thousands)	297	297
Export Sawtimber (in dollars per JAS m3)	$131.35	$148.35
Domestic Sawtimber (in $NZD per tonne)	$124.98	$125.13

(a)Percentage of export volume includes direct exports through our log export program.
(b)Timber write-off resulting from a casualty event includes the write-off of merchantable and pre-merchantable timber volume damaged by a casualty event which cannot be salvaged.
(c)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.
(d)Represents the period-average rate.

	Three Months Ended March 31,
Real Estate Overview	2023	2022
Sales (in millions of dollars)
Improved Development (a)	$4.8	$5.0
Rural	6.5	16.9
Timberland & Non-Strategic	1.6	11.4
Deferred Revenue/Other (b)	3.3	0.9
Total Sales	$16.3	$34.2

Acres Sold
Improved Development (a)	27.9	16.1
Rural	1,531	4,751
Timberland & Non-Strategic	528	3,966
Total Acres Sold	2,087	8,734

Gross Price per Acre (dollars per acre)
Improved Development (a)	$172,420	$308,065
Rural	4,245	3,567
Timberland & Non-Strategic	3,100	2,874
Weighted Average (Total)	$6,200	$3,815
Weighted Average (Adjusted) (c)	$3,952	$3,252

Operating Income	$0.9	$10.2
(+) Depreciation, depletion and amortization	1.5	9.1
(+) Non-cash cost of land and improved development	4.2	5.4
Adjusted EBITDA (d)	$6.6	$24.7

(a)Reflects land with capital invested in infrastructure improvements.
(b)Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.
(c)Excludes Improved Development.
(d)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended March 31,
Trading Overview	2023	2022
Sales Volume (in thousands of tons)
U.S.	13	17
NZ	92	95
Total Volume	105	112

Summary Financial Data (in millions of dollars)
Trading Sales	$12.1	$13.1
Non-Timber Sales	0.5	0.4
Total Sales	$12.6	$13.4

Operating Income	$0.3	$0.4
Adjusted EBITDA (a)	$0.3	$0.4

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended March 31,
Capital Expenditures By Segment (in millions of dollars)	2023	2022
Timber Capital Expenditures
Southern Timber
Reforestation, silviculture and other capital expenditures	$6.9	$2.5
Property taxes	2.0	1.9
Lease payments	0.5	0.7
Allocated overhead	1.5	1.3
Subtotal Southern Timber	$10.8	$6.3
Pacific Northwest Timber
Reforestation, silviculture and other capital expenditures	3.0	3.6
Property taxes	0.3	0.3
Allocated overhead	1.3	1.4
Subtotal Pacific Northwest Timber	$4.5	$5.2
New Zealand Timber
Reforestation, silviculture and other capital expenditures	2.0	2.5
Property taxes	0.2	0.2
Lease payments	0.4	0.5
Allocated overhead	0.7	0.7
Subtotal New Zealand Timber	$3.3	$3.9
Total Timber Segments Capital Expenditures	$18.7	$15.4
Real Estate	0.1	0.2
Total Capital Expenditures	$18.7	$15.6

Timberland Acquisitions
Southern Timber	$5.1	$2.8
Pacific Northwest Timber	3.6	—
Timberland Acquisitions	$8.7	$2.8

Real Estate Development Investments (a)	$7.8	$3.1

(a)Represents investments in master infrastructure or entitlements in our real estate development projects. Real Estate Development Investments are amortized as the underlying properties are sold and included in Non-Cash Cost of Land and Improved Development.

    The following tables summarize sales, operating income (loss) and Adjusted EBITDA variances for March 31, 2023 versus March 31, 2022 (millions of dollars):

Sales	Southern Timber		Pacific Northwest Timber		New Zealand Timber		Real Estate	Trading	Intersegment Eliminations	Total
Three Months Ended March 31, 2022	$76.8		$46.3		$51.4		$34.2	$13.4	($0.1)	$222.0
Volume	(0.1)		(6.9)		(3.2)		(24.3)	(0.8)	—	(35.3)
Price	(7.4)		(7.0)		—		4.7	(0.1)	—	(9.8)
Non-timber sales	3.6		(0.2)		(1.3)		—	0.1	—	2.2
Foreign exchange (a)	—		—		(0.8)		—	—	—	(0.8)
Other	(1.1)	(b)	2.2	(b)	(2.0)	(c)	1.7	—	—	0.8
Three Months Ended March 31, 2023	$71.8		$34.4		$44.1		$16.3	$12.6	($0.1)	$179.1

(a)    Net of currency hedging impact.
(b)    Includes variance due to stumpage versus delivered sales.
(c)    Includes variance due to domestic versus export sales.

Operating Income	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
Three Months Ended March 31, 2022	$30.3	$6.6	$5.4	$10.2	$0.4	($7.6)	$45.3
Volume	—	(2.5)	(0.8)	(13.6)	—	—	(16.9)
Price (a)	(7.4)	(7.0)	—	4.7	—	—	(9.7)
Cost	(1.8)	(1.1)	(0.8)	(0.4)	(0.2)	(1.0)	(5.3)
Non-timber income (b)	3.7	(0.2)	(1.3)	—	0.1	—	2.3
Foreign exchange (c)	—	—	(0.9)	—	—	—	(0.9)
Depreciation, depletion & amortization	(2.6)	0.7	—	0.9	—	—	(1.0)
Non-cash cost of land and improved development	—	—	—	(2.5)	—	—	(2.5)
Other (d)	—	—	(2.3)	1.6	—	—	(0.7)
Three Months Ended March 31, 2023	$22.2	($3.5)	($0.7)	$0.9	$0.3	($8.6)	$10.6

(a)For Timber segments, price reflects net stumpage realizations (i.e., net of cut and haul and shipping costs). For Real Estate, price is presented net of cash closing costs.
(b)For the New Zealand Timber segment, includes carbon credit sales.
(c)Net of currency hedging impact.
(d)New Zealand Timber includes a $2.3 million timber write-off resulting from a casualty event.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
Three Months Ended March 31, 2022	$48.4	$21.5	$10.4	$24.7	$0.4	($7.2)	$98.1
Volume	(0.1)	(6.1)	(1.0)	(24.3)	—	—	(31.5)
Price (b)	(7.4)	(7.0)	—	4.7	—	—	(9.7)
Cost	(1.8)	(1.1)	(0.8)	(0.4)	(0.2)	(1.0)	(5.3)
Non-timber income (c)	3.7	(0.2)	(1.3)	—	0.1	—	2.3
Foreign exchange (d)	—	—	(1.2)	—	—	—	(1.2)
Other (e)	—	—	—	1.9	—	—	1.9
Three Months Ended March 31, 2023	$42.8	$7.1	$6.1	$6.6	$0.3	($8.2)	$54.7

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators below.
(b)For Timber segments, price reflects net stumpage realizations (i.e., net of cut and haul and shipping costs). For Real Estate, price is presented net of cash closing costs.
(c)For the New Zealand Timber segment, includes carbon credit sales.
(d)Net of currency hedging impact.
(e)New Zealand Timber includes a $2.3 million timber write-off resulting from a casualty event.

SOUTHERN TIMBER
    First quarter sales of $71.8 million decreased $4.9 million, or 6%, versus the prior year period. Harvest volumes of 1.89 million tons were flat versus the prior year period. Average pine sawtimber stumpage realizations decreased 11% to $31.57 per ton versus $35.46 per ton in the prior year period, primarily due to drier weather conditions, softer demand from sawmills, and decreased competition from pulp mills for chip-n-saw volume. Average pine pulpwood stumpage realizations decreased 28% to $17.32 per ton versus $24.11 per ton in the prior year period as weaker end-market demand, drier weather conditions, and extended maintenance outages at pulp mills all contributed to softer market conditions. Overall, weighted-average stumpage realizations (including hardwood) decreased 14% to $24.03 per ton versus $27.94 per ton in the prior year period. Operating income of $22.2 million decreased $8.1 million versus the prior year period due to lower net stumpage realizations ($7.4 million), higher depletion rates ($2.6 million), and higher lease expense and other costs ($1.8 million), partially offset by higher non-timber income ($3.7 million). First quarter Adjusted EBITDA of $42.8 million was 12%, or $5.6 million, below the prior year period.

PACIFIC NORTHWEST TIMBER
First quarter sales of $34.4 million decreased $11.9 million, or 26%, versus the prior year period. Harvest volumes decreased 24% to 384,000 tons versus 505,000 tons in the prior year period as some planned harvests were deferred in response to market conditions. Average delivered prices for domestic sawtimber decreased 12% to $93.12 per ton versus $105.82 per ton in the prior year period due to softer domestic demand and less competition from export markets. Average delivered pulpwood prices increased 28% to $48.23 per ton versus $37.69 per ton in the prior year period due to lower sawmill operating rates and increased competition for a limited supply of smaller-sized logs; however, pulpwood prices in the first quarter were well below the extraordinarily high levels realized in the second half of 2022. An operating loss of $3.5 million versus operating income of $6.6 million in the prior year period was primarily due to lower net stumpage realizations ($7.0 million), lower volumes ($2.5 million), higher costs ($1.1 million), and lower non-timber income ($0.2 million), partially offset by lower depletion rates ($0.7 million). First quarter Adjusted EBITDA of $7.1 million was 67%, or $14.4 million, below the prior year period.

NEW ZEALAND TIMBER
    First quarter sales of $44.1 million decreased $7.3 million, or 14%, versus the prior year period. Harvest volumes decreased 7% to 481,000 tons versus 515,000 tons in the prior year period, primarily due to lost production days resulting from Cyclone Gabrielle. Average delivered prices for export sawtimber decreased 11% to $112.97 per ton versus $127.59 per ton in the prior year period, driven by weaker demand in China. Average delivered prices for domestic sawtimber declined 6% to $71.58 per ton versus $75.99 per ton in the prior year period. The decrease in domestic sawtimber prices (in U.S. dollar terms) was primarily driven by the decline in the

NZ$/US$ exchange rate (US$0.63 per NZ$1.00 versus US$0.67 per NZ$1.00). Excluding the impact of foreign exchange rates, domestic sawtimber prices remained flat versus the prior year period. An operating loss of $0.7 million versus operating income of $5.4 million in the prior year period was primarily due to a timber write-off resulting from a tropical cyclone casualty event ($2.3 million), lower carbon credit sales ($1.3 million), unfavorable foreign exchange impacts ($0.9 million), higher costs ($0.8 million), and lower volumes ($0.8 million). First quarter Adjusted EBITDA of $6.1 million was 41%, or $4.3 million, below the prior year period.

REAL ESTATE
First quarter sales of $16.3 million decreased $17.9 million versus the prior year period, while operating income of $0.9 million decreased $9.3 million versus the prior year period. Sales and operating income decreased versus the prior year period due to a significantly lower number of acres sold (2,087 acres sold versus 8,734 acres sold in the prior year period), partially offset by a substantial increase in weighted-average prices ($6,200 per acre versus $3,815 per acre in the prior year period).
Improved Development sales of $4.8 million consisted of a 27-acre multifamily apartment site for $4.5 million ($169,000 per acre) and 6 residential lots for $0.3 million ($50,000 per lot or $297,000 per acre) in our Heartwood development project south of Savannah, Georgia. This compares to Improved Development sales of $5.0 million in the prior year period.
Rural sales of $6.5 million consisted of 1,531 acres at an average price of $4,245 per acre. This compares to prior year period sales of $16.9 million, which consisted of 4,751 acres at an average price of $3,567 per acre.
Timberland & Non-Strategic sales of $1.6 million consisted of a 528-acre transaction for $3,100 per acre. This compares to prior year period sales of $11.4 million, which consisted of 3,966 acres at an average price of $2,874 per acre.
First quarter Adjusted EBITDA of $6.6 million was $18.1 million below the prior year period.
TRADING
    First quarter sales of $12.6 million decreased $0.9 million versus the prior year period due to lower volumes and prices. Sales volumes decreased 6% to 105,000 tons versus 112,000 tons in the prior year period. The Trading segment generated operating income and Adjusted EBITDA of $0.3 million versus $0.4 million in the prior year period.
OTHER ITEMS
CORPORATE AND OTHER EXPENSE / ELIMINATIONS
    First quarter corporate and other operating expenses of $8.6 million increased $1.0 million versus the prior year period, primarily due to higher compensation and benefits expense ($0.4 million) and higher IT and other expenses ($0.6 million).
INTEREST EXPENSE
    First quarter interest expense of $11.7 million increased $3.4 million versus the prior year period, primarily due to higher average outstanding debt and a higher weighted-average interest rate.
INTEREST AND OTHER MISCELLANEOUS INCOME (EXPENSE), NET
    First quarter interest and other miscellaneous income, net of $9.6 million, includes $9.1 million of a net recovery associated with a legal settlement.
INCOME TAX EXPENSE
    First quarter income tax expense of $1.1 million decreased $4.5 million versus the prior year period. The New Zealand subsidiary is the primary driver of income tax expense.

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
SUMMARY OF LIQUIDITY AND FINANCING COMMITMENTS

	March 31,	December 31,
(millions of dollars)	2023	2022
Cash and cash equivalents	$98.7	$114.3
Total debt (a)	1,522.2	1,523.1
Noncontrolling interests in the operating partnership	82.5	105.8
Shareholders’ equity	1,854.8	1,880.7
Total capitalization (total debt plus permanent and temporary equity)	3,459.5	3,509.6
Debt to capital ratio	44%	43%
Net debt to enterprise value (b)(c)	22%	22%

(a)Total debt as of March 31, 2023 and December 31, 2022 reflects principal on long-term debt, gross of deferred financing costs and unamortized discounts.
(b)Net debt is calculated as total debt less cash and cash equivalents.
(c)Enterprise value based on market capitalization (including Rayonier, L.P. “OP” units) plus net debt based on Rayonier’s share price of $33.26 and $32.96 as of March 31, 2023 and December 31, 2022, respectively.

AT-THE-MARKET (“ATM”) EQUITY OFFERING PROGRAM
On November 4, 2022 we entered into a new distribution agreement with a group of sales agents through which we may sell common shares, from time to time, having an aggregate sales price of up to $300 million (the “2022 ATM Program”). As of March 31, 2023, $270.7 million remains available for issuance under the program.
The following table outlines common share issuances pursuant to our ATM program (dollars in millions):

	Three Months Ended March 31,
	2023	2022
Shares of common stock issued under the ATM program	400	726,248
Average price per share sold under the ATM program	$34.03	$41.46
Gross proceeds from common shares issued under the ATM program	—	$30.1

CASH FLOWS
The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2023 and 2022:

(millions of dollars)	2023	2022
Cash provided by (used for):
Operating activities	$64.0	$49.7
Investing activities	(32.2)	(18.9)
Financing activities	(43.1)	(134.7)
CASH PROVIDED BY OPERATING ACTIVITIES
    Cash provided by operating activities increased $14.3 million from the prior year period primarily due to changes in working capital, offset by lower operating results.

CASH USED FOR INVESTING ACTIVITIES
    Cash used for investing activities increased $13.3 million from the prior year period due to higher timberland acquisitions ($5.9 million), higher real estate development investments ($4.6 million), and higher capital expenditures ($3.1 million), partially offset by other investing activities ($0.3 million).
CASH USED FOR FINANCING ACTIVITIES
    Cash used for financing activities decreased $91.6 million from the prior year period. This is primarily due to lower net borrowings ($122.9 million), lower distributions to consolidated affiliates ($2.7 million), and lower share repurchases ($0.2 million), partially offset by lower net proceeds from the issuance of common shares under the ATM equity offering program ($30.9 million), higher dividends paid on common shares ($2.7 million), and lower proceeds from the issuance of common shares under the Company’s incentive stock plan ($0.6 million).

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
Significant long-term uses of cash include the following (in millions):

Future uses of cash (in millions)	Total	Payments Due by Period
		2023	2024-2025	2026-2027	Thereafter
Long-term debt (a)	$1,522.2	—	$21.7	$500.5	$1,000.0
Interest payments on long-term debt (b)	419.9	62.7	158.8	131.7	66.7
Operating leases — timberland (c)	189.2	7.0	16.6	14.9	150.7
Operating leases — PP&E, offices (c)	7.1	1.2	2.1	1.0	2.8
Commitments — development projects (d)	29.1	24.7	0.5	0.5	3.4
Commitments — derivatives (e)	4.3	3.7	0.6	—	—
Commitments — environmental remediation (f)	15.5	1.1	10.2	1.4	2.8
Commitments — other (g)	10.2	0.6	9.6	—	—
Total	$2,197.5	$101.0	$220.1	$650.0	$1,226.4

(a)The book value of long-term debt, net of deferred financing costs and unamortized discounts, is currently recorded at $1,514.1 million on our Consolidated Balance Sheets, but upon maturity the liability will be $1,522.2 million. See Note 6 - Debt for additional information.
(b)Projected interest payments for variable-rate debt were calculated based on outstanding principal amounts and interest rates as of March 31, 2023.
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
(f)Commitments — environmental remediation represents our estimate of potential liability associated with environmental contamination and Natural Resource Damages in Port Gamble, Washington. See Note 10 - Environmental and Natural Resource Damage Liabilities for additional information.
(g)Commitments — other includes $8.9 million related to pension plan termination. See Note 15 - Employee Benefit Plans for additional information.

We expect to fund future uses of cash with a combination of existing cash balances, cash generated by operating activities, the remaining issuances available under the Company’s ATM Program, Large Dispositions and the use of our revolving credit facilities. We believe we have sufficient sources of funding to meet our business requirements for the next 12 months and in the longer term.

EXPECTED 2023 EXPENDITURES
Capital expenditures in 2023 are expected to be between $85 million and $87 million, excluding any strategic timberland acquisitions we may make. Capital expenditures are expected to primarily consist of seedling planting, fertilization and other silvicultural activities, property taxes, lease payments, allocated overhead and other capitalized costs. Aside from capital expenditures, we may also acquire timberland as we actively evaluate acquisition opportunities.
We anticipate real estate development investments in 2023 to be between $25 million and $28 million, net of reimbursements from community development bonds. Expected real estate development investments are primarily related to Wildlight, our mixed-use community development project located north of Jacksonville, Florida and Heartwood, our mixed-use development project located in Richmond Hill just south of Savannah, Georgia.
Our 2023 dividend payments on Rayonier Inc. common shares and distributions to Rayonier, L.P. unitholders are expected to be approximately $169 million and $3 million, respectively, assuming no change in the quarterly dividend rate of $0.285 per share or partnership unit, or material changes in the number of shares or partnership units outstanding.
Future share repurchases, if any, will depend on the Company’s liquidity and cash flow, as well as general market conditions and other considerations including capital allocation priorities.
Full-year 2023 cash tax payments are expected to be between $5.0 million and $7.0 million, primarily related to the New Zealand subsidiary.
OFF-BALANCE SHEET ARRANGEMENTS
We utilize off-balance sheet arrangements to provide credit support for certain suppliers and vendors in case of their default on critical obligations, and collateral for outstanding claims under our previous workers’ compensation self-insurance programs. These arrangements consist of standby letters of credit and surety bonds. As part of our ongoing operations, we also periodically issue guarantees to third parties. Off-balance sheet arrangements are not considered a source of liquidity or capital resources and do not expose us to material risks or material unfavorable financial impacts. See Note 11 — Guarantees for details on the letters of credit and surety bonds as of March 31, 2023.
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
The summarized balance sheet information for the consolidated obligor group of debt issued by Rayonier, L.P. for the three months ended March 31, 2023 and year ended December 31, 2022 are provided in the table below:

(in millions)	March 31, 2023	December 31, 2022
Current assets	$89.1	$112.2
Non-current assets	110.1	122.8
Current liabilities	22.5	19.8
Non-current liabilities	1,973.8	2,001.9
Due to non-guarantors	491.5	520.4

The summarized results of operations information for the consolidated obligor group of debt issued by Rayonier, L.P. for the three months ended March 31, 2023 and year ended December 31, 2022 are provided in the table below:

(in millions)	March 31, 2023	December 31, 2022
Cost and expenses	($7.2)	($28.9)
Operating loss	(7.2)	(28.9)
Net loss	(16.0)	(54.3)
Revenue from non-guarantors	179.1	977.9

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
Management uses Adjusted EBITDA as a performance measure. Adjusted EBITDA is a non-GAAP measure that management uses to make strategic decisions about the business and that investors can use to evaluate the operational performance of the assets under management. It excludes specific items that management believes are not indicative of the Company’s ongoing operating results. We define Adjusted EBITDA as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of land and improved development, non-operating income and expense, and timber write-offs resulting from casualty events.

We reconcile Adjusted EBITDA to Net Income for the consolidated Company and to Operating Income for the segments, as those are the most comparable GAAP measures for each. The following table provides a reconciliation of Net Income to Adjusted EBITDA for the respective periods (in millions of dollars):

	Three Months Ended March 31,
	2023	2022
Net Income to Adjusted EBITDA Reconciliation
Net Income	$7.4	$31.0
Interest, net and miscellaneous income	11.2	8.2
Income tax expense	1.1	5.5
Depreciation, depletion and amortization	37.6	47.4
Non-cash cost of land and improved development	4.2	5.4
Non-operating (income) expense (a)	(9.1)	0.6
Timber write-off resulting from a casualty event (b)	2.3	—
Adjusted EBITDA	$54.7	$98.1

(a)The three months ended March 31, 2023 includes a $9.1 million net recovery associated with a legal settlement.
(b)Timber write-off resulting from a casualty event includes the write-off of merchantable and pre-merchantable timber volume damaged by a casualty event which cannot be salvaged.

The following tables provide a reconciliation of Operating Income by segment to Adjusted EBITDA by segment for the respective periods (in millions of dollars):

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
March 31, 2023
Operating income (loss)	$22.2	($3.5)	($0.7)	$0.9	$0.3	($8.6)	$10.6
Timber write-off resulting from a casualty event (a)	—	—	2.3	—	—	—	2.3
Depreciation, depletion and amortization	20.6	10.6	4.5	1.5	—	0.4	37.6
Non-cash cost of land and improved development	—	—	—	4.2	—	—	4.2
Adjusted EBITDA	$42.8	$7.1	$6.1	$6.6	$0.3	($8.2)	$54.7

March 31, 2022
Operating income	$30.3	$6.6	$5.4	$10.2	$0.4	($7.6)	$45.3
Depreciation, depletion and amortization	18.1	14.9	5.0	9.1	—	0.3	47.4
Non-cash cost of land and improved development	—	—	—	5.4	—	—	5.4
Adjusted EBITDA	$48.4	$21.5	$10.4	$24.7	$0.4	($7.2)	$98.1

(a)Timber write-off resulting from a casualty event includes the write-off of merchantable and pre-merchantable timber volume damaged by a casualty event which cannot be salvaged.

The following table provides a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Three Months Ended March 31,
	2023	2022
Cash provided by operating activities	$64.0	$49.7
Capital expenditures (a)	(18.7)	(15.6)
Working capital and other balance sheet changes	(15.3)	30.4
CAD	$30.0	$64.5
Mandatory debt repayments	—	(2.1)
CAD after mandatory debt repayments	$30.0	$62.4

Cash used for investing activities	($32.2)	($18.9)
Cash used for financing activities	($43.1)	($134.7)

(a)    Capital expenditures exclude timberland acquisitions of $8.7 million and $2.8 million during the three months ended March 31, 2023 and March 31, 2022, respectively.
The following table provides supplemental cash flow data (in millions of dollars):

	Three Months Ended March 31,
	2023	2022
Purchase of timberlands	($8.7)	($2.8)
Real Estate Development Investments	(7.8)	(3.1)
Distributions to noncontrolling interests in consolidated affiliates	—	(2.7)
LIQUIDITY FACILITIES
2023 DEBT ACTIVITY
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
Interest Rate Risk
    Due to the upcoming discontinuation of LIBOR on June 30, 2023, we amended our outstanding variable rate debt agreements and active interest rate swaps to change the interest rate benchmark from LIBOR to Daily Simple SOFR in December 2022. In March 2023, we modified our benchmark rates from LIBOR to Daily Simple SOFR for our forward-starting interest rates swaps. We are exposed to interest rate risk through our variable rate debt, primarily due to changes in SOFR. However, we use interest rate swaps to manage our exposure to interest rate movements on our term credit agreements by swapping existing and anticipated future borrowings from floating rates to fixed rates. As of March 31, 2023, we had $1 billion of U.S. long-term variable rate debt outstanding on our term credit agreements.
The notional amount of outstanding interest rate swap contracts with respect to our term credit agreements at March 31, 2023 was $850 million. The $350 million 2015 Term Loan Facility matures in April 2028, with the associated interest rate swaps maturing in August 2024. We have entered into forward starting interest rate swaps to cover $150 million of the 2015 Term Loan Facility through the extended maturity date. The 2016 Incremental Term Loan Facility and associated interest rate swaps mature in May 2026, and the 2021 Incremental Term Loan Facility and associated interest rate swaps mature in June 2029. We have entered into an interest rate swap agreement to cover $100 million of borrowings under the 2022 Incremental Term Loan Facility through the maturity date in December 2027. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in a corresponding increase/decrease in interest payments and expense of approximately $1.5 million over a 12-month period.
    The fair market value of our fixed interest rate debt is also subject to interest rate risk. The estimated fair value of our fixed rate debt at March 31, 2023 was $441.2 million compared to the $522.2 million principal amount. We use interest rates of debt with similar terms and maturities to estimate the fair value of our debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at March 31, 2023 would result in a corresponding decrease/increase in the fair value of our fixed rate debt of approximately $27 million and $29 million, respectively.
    We estimate the periodic effective interest rate on our long-term fixed and variable rate debt to be approximately 3.1% after consideration of interest rate swaps and estimated patronage refunds, excluding unused commitment fees on the revolving credit facility.

    The following table summarizes our outstanding debt, interest rate swaps and average interest rates, by year of expected maturity and their fair values at March 31, 2023:

(Dollars in thousands)	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Variable rate debt:
Principal amounts	—	—	—	$200,000	$250,000	$550,000	$1,000,000	$1,000,000
Average interest rate (a)(b)	—	—	—	6.39%	6.34%	6.32%	6.34%
Fixed rate debt:
Principal amounts	—	—	$21,669	$25,280	$25,280	$450,000	$522,229	$441,247
Average interest rate (b)	—	—	2.95%	3.64%	6.48%	2.75%	2.98%
Interest rate swaps:
Notional amount	—	$350,000	—	$200,000	$100,000	$200,000	$850,000	$48,976
Average pay rate (b)	—	2.18%	—	1.50%	3.72%	0.67%	1.85%
Average receive rate (b)	—	4.64%	—	4.64%	4.64%	4.64%	4.64%
Forward-starting interest rate swaps
Notional amount	—	—	—	—	—	$150,000	$150,000	$10,456
Average pay rate (b)	—	—	—	—	—	0.73%	0.73%
Average receive rate (b)	—	—	—	—	—	4.64%	4.64%

(a)    Excludes estimated patronage refunds.
(b)    Interest rates as of March 31, 2023.

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
Foreign Exchange Exposure
    At March 31, 2023, the New Zealand subsidiary had foreign currency exchange contracts with a notional amount of $128.8 million and foreign currency option contracts with a notional amount of $78.0 million outstanding related to foreign export sales. The amount hedged represents a portion of forecasted U.S. dollar denominated export timber and log trading sales proceeds over the next 36 months and next 2 months, respectively.
    The following table summarizes our outstanding foreign currency exchange rate risk contracts at March 31, 2023:

(Dollars in thousands)	0-1 months	1-2 months	2-3 months	3-6 months	6-12 months	12-18 months	18-24 months	24-36 months	Total	Fair Value
Foreign exchange contracts to sell U.S. dollar for New Zealand dollar
Notional amount	$10,000	$8,750	$7,000	$20,500	$29,000	$27,000	$7,500	$19,000	$128,750	($3,153)
Average contract rate	1.4970	1.4827	1.4950	1.4977	1.5265	1.6140	1.7239	1.6505	1.5631

Foreign currency option contracts to sell U.S. dollar for New Zealand dollar
Notional amount	—	—	$2,000	$6,000	$12,000	$8,000	$24,000	$26,000	$78,000	$298
Average strike price	—	—	1.4744	1.4829	1.5368	1.6383	1.6446	1.7173	1.6348

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
Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of March 31, 2023.
In the quarter ended March 31, 2023, based upon the evaluation required by Rule 13a-15(d) under the Exchange Act, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

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
Based on an evaluation of the Operating Partnership’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, management, including Rayonier’s Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of March 31, 2023.
In the quarter ended March 31, 2023, based upon the evaluation required by Rule 13a-15(d) under the Exchange Act, there were no changes in internal controls over financial reporting that would materially affect or are reasonably likely to materially affect internal controls over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

The information set forth in Note 9 — Contingencies and in Note 10 – Environmental and Natural Resource Damage Liabilities in the “Notes to Consolidated Financial Statements” under Item 1 of Part I of this report is incorporated herein by reference.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Rayonier Inc.
REGISTERED SALES OF EQUITY SECURITIES

From time to time, the Company may issue its common shares in exchange for units in the Operating Partnership. Such shares are issued based on an exchange ratio of one common share for each unit in the Operating Partnership. During the quarter ended March 31, 2023, the Company issued 729,551 common shares in exchange for an equal number of units in the Operating Partnership pursuant to the agreement of the Operating Partnership.
ISSUER PURCHASES OF EQUITY SECURITIES

In February 2016, the Board of Directors approved the repurchase of up to $100 million of Rayonier’s common shares (the “share repurchase program”) to be made at management’s discretion. The program has no time limit and may be suspended or discontinued at any time. There were no shares repurchased under this program in the first quarter of 2023. As of March 31, 2023, there was $87.7 million, or approximately 2,637,656 shares based on the period-end closing stock price of $33.26, remaining under this program.
The following table provides information regarding our purchases of Rayonier common shares during the quarter ended March 31, 2023:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (c)
January 1 to January 31	1,167	$34.96	—	2,410,785
February 1 to February 28	—	—	—	2,612,521
March 1 to March 31	—	—	—	2,637,656
Total	1,167		—

(a)Includes 1,167 shares repurchased to satisfy tax withholding requirements related to the vesting of shares under the Rayonier Incentive Stock Plan. The price per share surrendered is based on the closing price of the Company’s common shares on the respective vesting dates of the awards.
(b)Purchases made in open-market transactions under the $100 million share repurchase program announced on February 10, 2016.
(c)Maximum number of shares authorized to be purchased under the share repurchase program at the end of January, February and March are based on month-end closing stock prices of $36.39, $33.58 and $33.26, respectively.

Rayonier, L.P.
UNREGISTERED SALES OF EQUITY SECURITIES

There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended March 31, 2023.
ISSUER PURCHASES OF EQUITY SECURITIES

Pursuant to the Operating Partnership’s limited partnership agreement, limited partners have the right to redeem their units in the Operating Partnership for cash, or at our election, shares of Rayonier Common Stock on a one-for-one basis. During the quarter ended March 31, 2023, 729,551 units in the Operating Partnership held by limited partners were redeemed in exchange for shares of Rayonier Common Stock.

Item 6.    EXHIBITS

10.1	2023 Performance Share Award Program*	Filed herewith
22.1	List of Guarantor Subsidiaries	Incorporated by reference to Exhibit 22.1 to the Registrant’s June 30, 2022 Form 10-Q
31.1	Rayonier Inc. - Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Rayonier Inc. - Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.3	Rayonier, L.P. - Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.4	Rayonier, L.P. - Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Rayonier Inc. - Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Rayonier, L.P. - Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following financial information from Rayonier Inc. and Rayonier, L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2023 and 2022 of Rayonier Inc.; (ii) the Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 of Rayonier Inc.; (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2023 and 2022 of Rayonier Inc.; (iv) the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2023 and 2022 of Rayonier Inc.; (v) the Consolidated Statements of Income and Comprehensive Income for the Three Months Ended March 31, 2023 and 2022 of Rayonier, L.P.; (vi) the Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 of Rayonier, L.P.; (vii) the Consolidated Statements of Changes in Capital for the Three Months Ended March 31, 2023 and 2022 of Rayonier, L.P.; (viii) the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2023 and 2022 of Rayonier, L.P.; and (ix) the Notes to Consolidated Financial Statements of Rayonier Inc. and Rayonier, L.P.
Filed herewith
104	The cover page from the Company’s Quarterly Report on Form 10-Q from the quarter ended March 31, 2023, formatted in Inline XBRL (included as Exhibit 101).	Filed herewith

* Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER INC.

By:	/s/ APRIL TICE
April Tice Vice President and Chief Accounting Officer (Duly Authorized Officer, Principal Accounting Officer)
Date: May 5, 2023

RAYONIER, L.P.

By: RAYONIER INC., its sole general partner

By:	/s/ APRIL TICE
April Tice Vice President and Chief Accounting Officer (Duly Authorized Officer, Principal Accounting Officer)
Date: May 5, 2023