Form 10-Q
period 2023-06-30
RAYONIER INC; Rayonier, L.P.
filed 2023-08-04
CIK 52827, 1806931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Rayonier Inc.    Yes ☐        No  ☒    Rayonier, L.P.    Yes ☐        No  ☒
As of July 28, 2023, Rayonier Inc. had 148,268,558 Common Shares outstanding. As of July 28, 2023, Rayonier, L.P. had 2,469,173 Units outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarterly period ended June 30, 2023 of Rayonier Inc., a North Carolina corporation, and Rayonier, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Rayonier” or “the Company” mean Rayonier Inc. and references to the “Operating Partnership” mean Rayonier, L.P. References to “we,” “us,” and “our” mean collectively Rayonier Inc., the Operating Partnership and entities/subsidiaries owned or controlled by Rayonier Inc. and/or the Operating Partnership.

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

As of June 30, 2023, the Company owned a 98.4% interest in the Operating Partnership, with the remaining 1.6% interest owned by limited partners of the Operating Partnership. As the sole general partner of the Operating Partnership, Rayonier Inc. has exclusive control of the day-to-day management of the Operating Partnership.

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

i

PART I.        FINANCIAL INFORMATION

Item 1.         Financial Statements

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
SALES (NOTE 3)	$208,865	$246,346	$387,947	$468,387
Costs and Expenses
Cost of sales	(168,410)	(194,323)	(317,576)	(355,303)
Selling and general expenses	(18,952)	(17,356)	(35,729)	(32,116)
Other operating (expense) income, net (Note 14)	(1,401)	801	(3,917)	(182)
	(188,763)	(210,878)	(357,222)	(387,601)
OPERATING INCOME	20,102	35,468	30,725	80,786
Interest expense, net	(12,457)	(9,083)	(24,158)	(17,420)
Interest and other miscellaneous income (expense), net	11,644	206	21,197	(262)
INCOME BEFORE INCOME TAXES	19,289	26,591	27,764	63,104
Income tax expense (Note 16)	(193)	(1,304)	(1,230)	(6,818)
NET INCOME	19,096	25,287	26,534	56,286
Less: Net income attributable to noncontrolling interests in the operating partnership	(318)	(546)	(492)	(1,214)
Less: Net loss (income) attributable to noncontrolling interests in consolidated affiliates	245	(637)	1,281	(1,650)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	19,023	24,104	27,323	53,422
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of income tax effect of $0, $0, $0 and $0	(9,203)	(36,285)	(12,937)	(29,827)
Cash flow hedges, net of income tax effect of $560, $4,211, $247 and $3,189	11,942	5,755	(378)	46,182
Amortization of pension and postretirement plans, net of income tax expense of $0, $0, $0 and $0	2	188	3	376
Total other comprehensive income (loss)	2,741	(30,342)	(13,312)	16,731
COMPREHENSIVE INCOME (LOSS)	21,837	(5,055)	13,222	73,017
Less: Comprehensive (income) loss attributable to noncontrolling interests in the operating partnership	(375)	29	(220)	(1,657)
Less: Comprehensive loss attributable to noncontrolling interests in consolidated affiliates	989	3,767	2,023	1,358
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO RAYONIER INC.	$22,451	($1,259)	$15,025	$72,718
EARNINGS PER COMMON SHARE (NOTE 5)
Basic earnings per share attributable to Rayonier Inc.	$0.13	$0.16	$0.18	$0.37
Diluted earnings per share attributable to Rayonier Inc.	$0.13	$0.16	$0.18	$0.36

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$88,404	$114,255
Trade receivables, less allowance for doubtful accounts of $67 and $74	31,515	27,837
Other receivables	18,896	14,701
Inventory (Note 13)	32,331	23,729
Prepaid expenses	18,961	20,573
Assets held for sale (Note 19)	4,158	713
Other current assets	2,994	573
Total current assets	197,259	202,381
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	3,175,006	3,230,904
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 12)	111,786	115,097
PROPERTY, PLANT AND EQUIPMENT
Land	6,453	6,453
Buildings	30,948	31,020
Machinery and equipment	6,560	6,568
Construction in progress	1,157	653
Total property, plant and equipment, gross	45,118	44,694
Less — accumulated depreciation	(18,631)	(17,505)
Total property, plant and equipment, net	26,487	27,189
RESTRICTED CASH (NOTE 18)	4,962	1,152
RIGHT-OF-USE ASSETS	94,563	97,167
OTHER ASSETS	112,060	115,481
TOTAL ASSETS	$3,722,123	$3,789,371
LIABILITIES, NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$22,718	$22,100
Accrued taxes	6,975	3,734
Accrued payroll and benefits	7,901	12,564
Accrued interest	7,304	5,920
Deferred revenue	33,490	22,762
Other current liabilities	24,364	28,247
Total current liabilities	102,752	95,327
LONG-TERM DEBT, NET (NOTE 6)	1,512,197	1,514,721
PENSION AND OTHER POSTRETIREMENT BENEFITS (NOTE 15)	8,402	8,510
LONG-TERM LEASE LIABILITY	86,477	88,756
LONG-TERM DEFERRED REVENUE	11,327	6,895
OTHER NON-CURRENT LIABILITIES	84,721	88,687
CONTINGENCIES (NOTE 9)
NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP (NOTE 4)	77,532	105,763
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 shares authorized, 148,268,443 and 147,282,631 shares issued and outstanding	1,489,696	1,462,945
Retained earnings	311,429	366,637
Accumulated other comprehensive income (Note 17)	24,295	35,813
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,825,420	1,865,395
Noncontrolling interests in consolidated affiliates (Note 4)	13,295	15,317
TOTAL SHAREHOLDERS’ EQUITY	1,838,715	1,880,712
TOTAL LIABILITIES, NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND SHAREHOLDERS’ EQUITY	$3,722,123	$3,789,371

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except share data)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests in Consolidated Affiliates	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2023	147,282,631	$1,462,945	$366,637	$35,813	$15,317	$1,880,712
Net income (loss)	—	—	8,474	—	(1,037)	7,437
Net income attributable to noncontrolling interests in the operating partnership	—	—	(174)	—	—	(174)
Dividends ($0.285 per share) (a)	—	—	(42,172)	—	—	(42,172)
Issuance of shares under the “at-the-market” equity offering, net of commissions and offering costs of $24	400	(10)	—	—	—	(10)
Issuance of shares under incentive stock plans	1,564	—	—	—	—	—
Stock-based compensation	—	2,499	—	—	—	2,499
Repurchase of common shares	(1,167)	(41)	—	—	—	(41)
Adjustment of noncontrolling interests in the operating partnership	—	—	(2,376)	—	—	(2,376)
Conversion of units into common shares	729,551	23,881	—	—	—	23,881
Amortization of pension and postretirement plan liabilities	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	(3,552)	(181)	(3,733)
Cash flow hedges	—	—	—	(12,504)	185	(12,319)
Allocation of other comprehensive loss to noncontrolling interests in the operating partnership	—	—	—	1,110	—	1,110
Balance, March 31, 2023	148,012,979	$1,489,274	$330,389	$20,868	$14,284	$1,854,815
Net income	—	—	19,341	—	(245)	19,096
Net income attributable to noncontrolling interests in the operating partnership	—	—	(318)	—	—	(318)
Dividends ($0.285 per share) (a)	—	—	(42,279)	—	—	(42,279)
Costs associated with the “at-the-market” (ATM) equity offering program	—	(71)	—	—	—	(71)
Issuance of shares under incentive stock plans	372,149	—	—	—	—	—
Stock-based compensation	—	4,336	—	—	—	4,336
Repurchase of common shares	(126,788)	(4,147)	—	—	—	(4,147)
Adjustment of noncontrolling interests in the operating partnership	—	—	4,296	—	—	4,296
Conversion of units into common shares	10,103	304	—	—	—	304
Amortization of pension and postretirement plan liabilities	—	—	—	2	—	2
Foreign currency translation adjustment	—	—	—	(8,790)	(413)	(9,203)
Cash flow hedges	—	—	—	12,273	(331)	11,942
Allocation of other comprehensive income to noncontrolling interests in the operating partnership	—	—	—	(58)	—	(58)
Balance, June 30, 2023	148,268,443	$1,489,696	$311,429	$24,295	$13,295	$1,838,715

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

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$26,534	$56,286
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	77,314	83,169
Non-cash cost of land and improved development	13,603	17,139
Stock-based incentive compensation expense	6,836	7,209
Deferred income taxes	(2,375)	(7,272)
Amortization of losses from pension and postretirement plans	3	376
Timber write-off resulting from a casualty event	2,302	—
Other	(541)	(4,206)
Changes in operating assets and liabilities:
Receivables	(10,400)	(17,060)
Inventories	(1,083)	(2,398)
Accounts payable	112	6,959
All other operating activities	14,018	8,328
CASH PROVIDED BY OPERATING ACTIVITIES	126,323	148,530
INVESTING ACTIVITIES
Capital expenditures	(36,798)	(30,335)
Real estate development investments	(14,757)	(6,013)
Purchase of timberlands	(9,295)	(3,237)
Other	4,378	5,112
CASH USED FOR INVESTING ACTIVITIES	(56,472)	(34,473)
FINANCING ACTIVITIES
Issuance of debt	—	408,439
Repayment of debt	—	(533,298)
Dividends paid on common shares	(85,189)	(81,767)
Distributions to noncontrolling interests in the operating partnership	(1,566)	(1,839)
Proceeds from the issuance of common shares under incentive stock plan	—	2,561
Proceeds from the issuance of common shares under the “at-the-market” (ATM) equity offering program, net of commissions and offering costs	(82)	31,915
Repurchase of common shares to pay withholding taxes on vested incentive stock awards	(4,188)	(4,204)
Distributions to noncontrolling interests in consolidated affiliates	—	(6,684)
CASH USED FOR FINANCING ACTIVITIES	(91,025)	(184,877)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(867)	(2,246)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	(22,041)	(73,066)
Balance, beginning of year	115,407	369,139
Balance, end of period	$93,366	$296,073

	Six Months Ended June 30,
	2023	2022
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest (a)	$20,733	$16,932
Income taxes (b)	3,688	14,330
Non-cash investing activity:
Capital assets purchased on account	5,303	4,882
Non-cash financing activity:
Noncontrolling interests in consolidated affiliates redemption of shares (c)	—	27,860

(a)Interest paid is presented net of patronage payments received of $6.2 million and $6.0 million for the six months ended June 30, 2023 and June 30, 2022, respectively. For additional information on patronage payments, see Note 7 — Debt in the 2022 Form 10-K.
(b)Income taxes paid in 2022 were elevated due to timing of required tax payments for the New Zealand subsidiary following a full utilization of its net operating losses.
(c)In the second quarter of 2022, the New Zealand subsidiary made a capital distribution in order to redeem certain equity interests, resulting in the recording of a loan payable by the New Zealand subsidiary in the amount of $27.9 million.
See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
SALES (NOTE 3)	$208,865	$246,346	$387,947	$468,387
Costs and Expenses
Cost of sales	(168,410)	(194,323)	(317,576)	(355,303)
Selling and general expenses	(18,952)	(17,356)	(35,729)	(32,116)
Other operating (expense) income, net (Note 14)	(1,401)	801	(3,917)	(182)
	(188,763)	(210,878)	(357,222)	(387,601)
OPERATING INCOME	20,102	35,468	30,725	80,786
Interest expense	(12,457)	(9,083)	(24,158)	(17,420)
Interest and other miscellaneous income (expense), net	11,644	206	21,197	(262)
INCOME BEFORE INCOME TAXES	19,289	26,591	27,764	63,104
Income tax expense (Note 16)	(193)	(1,304)	(1,230)	(6,818)
NET INCOME	19,096	25,287	26,534	56,286
Less: Net loss (income) attributable to noncontrolling interests in consolidated affiliates	245	(637)	1,281	(1,650)
NET INCOME ATTRIBUTABLE TO RAYONIER, L.P. UNITHOLDERS	19,341	24,650	27,815	54,636
NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
Limited Partners	19,148	24,404	27,537	54,090
General Partners	193	247	278	546
Net income attributable to unitholders	19,341	24,650	27,815	54,636
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of income tax effect of $0, $0, $0 and $0	(9,203)	(36,285)	(12,937)	(29,827)
Cash flow hedges, net of income tax effect of $560, $4,211, $247 and $3,189	11,942	5,755	(378)	46,182
Amortization of pension and postretirement plans, net of income tax expense of $0, $0, $0 and $0	2	188	3	376
Total other comprehensive income (loss)	2,741	(30,342)	(13,312)	16,731
COMPREHENSIVE INCOME (LOSS)	21,837	(5,055)	13,222	73,017
Less: Comprehensive loss attributable to noncontrolling interests in consolidated affiliates	989	3,767	2,023	1,358
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO RAYONIER, L.P. UNITHOLDERS	$22,826	($1,288)	$15,245	$74,375
EARNINGS PER UNIT (NOTE 5)
Basic earnings per unit attributable to Rayonier, L.P.	$0.13	$0.16	$0.18	$0.37
Diluted earnings per unit attributable to Rayonier, L.P.	$0.13	$0.16	$0.18	$0.36

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$88,404	$114,255
Trade receivables, less allowance for doubtful accounts of $67 and $74	31,515	27,837
Other receivables	18,896	14,701
Inventory (Note 13)	32,331	23,729
Prepaid expenses	18,961	20,573
Assets held for sale (Note 19)	4,158	713
Other current assets	2,994	573
Total current assets	197,259	202,381
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	3,175,006	3,230,904
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 12)	111,786	115,097
PROPERTY, PLANT AND EQUIPMENT
Land	6,453	6,453
Buildings	30,948	31,020
Machinery and equipment	6,560	6,568
Construction in progress	1,157	653
Total property, plant and equipment, gross	45,118	44,694
Less — accumulated depreciation	(18,631)	(17,505)
Total property, plant and equipment, net	26,487	27,189
RESTRICTED CASH (NOTE 18)	4,962	1,152
RIGHT-OF-USE ASSETS	94,563	97,167
OTHER ASSETS	112,060	115,481
TOTAL ASSETS	$3,722,123	$3,789,371
LIABILITIES, REDEEMABLE OPERATING PARTNERSHIP UNITS AND CAPITAL
CURRENT LIABILITIES
Accounts payable	$22,718	$22,100
Accrued taxes	6,975	3,734
Accrued payroll and benefits	7,901	12,564
Accrued interest	7,304	5,920
Deferred revenue	33,490	22,762
Other current liabilities	24,364	28,247
Total current liabilities	102,752	95,327
LONG-TERM DEBT, NET (NOTE 6)	1,512,197	1,514,721
PENSION AND OTHER POSTRETIREMENT BENEFITS (NOTE 15)	8,402	8,510
LONG-TERM LEASE LIABILITY	86,477	88,756
LONG-TERM DEFERRED REVENUE	11,327	6,895
OTHER NON-CURRENT LIABILITIES	84,721	88,687
CONTINGENCIES (NOTE 9)
REDEEMABLE OPERATING PARTNERSHIP UNITS (NOTE 4) 2,469,173 and 3,208,827 Units outstanding, respectively	77,532	105,763
CAPITAL
General partners’ capital	17,977	18,251
Limited partners’ capital	1,779,764	1,806,895
Accumulated other comprehensive income (Note 17)	27,679	40,249
TOTAL CONTROLLING INTEREST CAPITAL	1,825,420	1,865,395
Noncontrolling interests in consolidated affiliates (Note 4)	13,295	15,317
TOTAL CAPITAL	1,838,715	1,880,712
TOTAL LIABILITIES, REDEEMABLE OPERATING PARTNERSHIP UNITS AND CAPITAL	$3,722,123	$3,789,371

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Unaudited)
(Dollars in thousands, except share data)

	Units		Accumulated Other Comprehensive Income	Noncontrolling Interests in Consolidated Affiliates	Total Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance, January 1, 2023	$18,251	$1,806,895	$40,249	$15,317	$1,880,712
Net income (loss)	85	8,389	—	(1,037)	7,437
Distributions on units ($0.285 per unit)	(431)	(42,602)	—	—	(43,033)
Issuance of units under the “at-the-market” equity offering, net of commissions and offering costs of $24	—	(10)	—	—	(10)
Stock-based compensation	25	2,474	—	—	2,499
Repurchase of units	—	(41)	—	—	(41)
Adjustment of Redeemable Operating Partnership Units	(6)	(573)	—	—	(579)
Conversion of units into common shares	239	23,642	—	—	23,881
Amortization of pension and postretirement plan liabilities	—	—	1	—	1
Foreign currency translation adjustment	—	—	(3,552)	(181)	(3,733)
Cash flow hedges	—	—	(12,504)	185	(12,319)
Balance, March 31, 2023	$18,163	$1,798,174	$24,194	$14,284	$1,854,815
Net income	193	19,148	—	(245)	19,096
Distributions on units ($0.285 per unit)	(429)	(42,555)	—	—	(42,984)
Costs associated with the “at-the-market” (ATM) equity offering program	(1)	(70)	—	—	(71)
Stock-based compensation	43	4,293	—	—	4,336
Repurchase of units	(41)	(4,106)	—	—	(4,147)
Adjustment of Redeemable Operating Partnership Units	46	4,579	—	—	4,625
Conversion of units into common shares	3	301	—	—	304
Amortization of pension and postretirement plan liabilities	—	—	2	—	2
Foreign currency translation adjustment	—	—	(8,790)	(413)	(9,203)
Cash flow hedges	—	—	12,273	(331)	11,942
Balance, June 30, 2023	$17,977	$1,779,764	$27,679	$13,295	$1,838,715

	Units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Affiliates	Total Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance, January 1, 2022	$17,872	$1,769,367	($15,463)	$43,802	$1,815,578
Net income	300	29,686	—	1,012	30,998
Distributions on units ($0.27 per unit)	(408)	(40,388)	—	—	(40,796)
Issuance of units under the “at-the-market” equity offering, net of commissions and offering costs of $339	298	29,473	—	—	29,771
Issuance of units under incentive stock plans	4	411	—	—	415
Stock-based compensation	28	2,769	—	—	2,797
Repurchase of units	(2)	(212)	—	—	(214)
Adjustment of Redeemable Operating Partnership Units	(25)	(2,496)	—	—	(2,521)
Conversion of units into common shares	1	103	—	—	104
Amortization of pension and postretirement plan liabilities	—	—	188	—	188
Foreign currency translation adjustment	—	—	5,668	790	6,458
Cash flow hedges	—	—	39,822	605	40,427
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,566)	(1,566)
Balance, March 31, 2022	$18,068	$1,788,713	$30,215	$44,643	$1,881,639
Net income	246	24,404	—	637	25,287
Distributions on units ($0.285 per unit)	(430)	(42,612)	—	—	(43,042)
Costs associated with the “at-the-market” (ATM) equity offering program	(1)	(62)	—	—	(63)
Issuance of units under incentive stock plans	20	1,963	—	—	1,983
Stock-based compensation	44	4,368	—	—	4,412
Repurchase of units	(40)	(3,951)	—	—	(3,991)
Adjustment of Redeemable Operating Partnership Units	124	12,261	—	—	12,385
Conversion of units into common shares	—	42	—	—	42
Amortization of pension and postretirement plan liabilities	—	—	188	—	188
Foreign currency translation adjustment	—	—	(34,373)	(1,912)	(36,285)
Cash flow hedges	—	—	8,247	(2,492)	5,755
Noncontrolling interests in consolidated affiliates redemption of shares	—	—	—	(27,860)	(27,860)
Balance, June 30, 2022	$18,031	$1,785,126	$4,277	$13,016	$1,820,450

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$26,534	$56,286
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	77,314	83,169
Non-cash cost of land and improved development	13,603	17,139
Stock-based incentive compensation expense	6,836	7,209
Deferred income taxes	(2,375)	(7,272)
Amortization of losses from pension and postretirement plans	3	376
Timber write-off resulting from a casualty event	2,302	—
Other	(541)	(4,206)
Changes in operating assets and liabilities:
Receivables	(10,400)	(17,060)
Inventories	(1,083)	(2,398)
Accounts payable	112	6,959
All other operating activities	14,018	8,328
CASH PROVIDED BY OPERATING ACTIVITIES	126,323	148,530
INVESTING ACTIVITIES
Capital expenditures	(36,798)	(30,335)
Real estate development investments	(14,757)	(6,013)
Purchase of timberlands	(9,295)	(3,237)
Other	4,378	5,112
CASH USED FOR INVESTING ACTIVITIES	(56,472)	(34,473)
FINANCING ACTIVITIES
Issuance of debt	—	408,439
Repayment of debt	—	(533,298)
Distributions on units	(86,755)	(83,606)
Proceeds from the issuance of units under incentive stock plan	—	2,561
Proceeds from the issuance of units under the “at-the-market” (ATM) equity offering program, net of commissions and offering costs	(82)	31,915
Repurchase of units to pay withholding taxes on vested incentive stock awards	(4,188)	(4,204)
Distributions to noncontrolling interests in consolidated affiliates	—	(6,684)
CASH USED FOR FINANCING ACTIVITIES	(91,025)	(184,877)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(867)	(2,246)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	(22,041)	(73,066)
Balance, beginning of year	115,407	369,139
Balance, end of period	$93,366	$296,073

	Six Months Ended June 30,
	2023	2022
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest (a)	$20,733	$16,932
Income taxes (b)	3,688	14,330
Non-cash investing activity:
Capital assets purchased on account	5,303	4,882
Non-cash financing activity:
Noncontrolling interests in consolidated affiliates redemption of shares (c)	—	27,860

(a)Interest paid is presented net of patronage payments received of $6.2 million and $6.0 million for the six months ended June 30, 2023 and June 30, 2022, respectively. For additional information on patronage payments, see Note 7 — Debt in the 2022 Form 10-K.
(b)Income taxes paid in 2022 were elevated due to timing of required tax payments for the New Zealand subsidiary following a full utilization of its net operating losses.
(c)In the second quarter of 2022, the New Zealand subsidiary made a capital distribution in order to redeem certain equity interests, resulting in the recording of a loan payable by the New Zealand subsidiary in the amount of $27.9 million.
See Notes to Consolidated Financial Statements.

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
As of June 30, 2023, the Company owned a 98.4% interest in the Operating Partnership, with the remaining 1.6% interest owned by limited partners of the Operating Partnership. As the sole general partner of the Operating Partnership, Rayonier Inc. has exclusive control of the day-to-day management of the Operating Partnership.
SUMMARY OF UPDATES TO SIGNIFICANT ACCOUNTING POLICIES
For a full description of our other significant accounting policies, see Note 1 — Summary of Significant Accounting Policies in our 2022 Form 10-K.
REVENUE RECOGNITION
NON-TIMBER SALES
Carbon Capture and Storage Sales
    Carbon capture and storage (“CCS”) sales are primarily comprised of revenue generated from granting land access and the right to inject, sequester and permanently store carbon dioxide in a subsurface area. CCS contracts contain variable consideration arrangements, which may include variable durations, rates, access acres and carbon volumes. The determination of the transaction price and the allocation of the transaction price to the performance obligations may require significant judgment and is based on management’s estimate of the most likely amount of consideration we expect to receive as of the reporting date.
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
SUBSEQUENT EVENTS
On July 24, 2023, the New Zealand subsidiary renewed its NZ$20 million working capital facility, extending its maturity date to June 30, 2024. The facility is available for short-term operating cash flow needs of the New Zealand subsidiary. This facility holds a variable interest rate indexed to the 90-day New Zealand Bank Bill rate (“BKBM”). The margins are set for the term of the facility. See Note 6 — Debt for additional information.

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
Operating income as presented in the Consolidated Statements of Income and Comprehensive Income is equal to segment income. Certain income (loss) items in the Consolidated Statements of Income and Comprehensive Income are not allocated to segments. These items, which include interest expense, miscellaneous income (expense) and income tax benefit (expense), are not considered by management to be part of segment operations and are included under “unallocated interest expense and other.”
The following tables summarize the segment information for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
SALES	2023	2022	2023	2022
Southern Timber	$68,310	$66,271	$140,152	$143,035
Pacific Northwest Timber	32,317	39,157	66,736	85,437
New Zealand Timber	60,898	78,882	105,004	130,271
Real Estate	32,041	34,402	48,317	68,597
Trading	15,415	27,683	27,984	41,145
Intersegment Eliminations (a)	(116)	(49)	(246)	(98)
Total	$208,865	$246,346	$387,947	$468,387

(a)Primarily consists of log marketing fees paid to our Trading segment from our Southern Timber and Pacific Northwest Timber segments for marketing log export sales.

	Three Months Ended June 30,		Six Months Ended June 30,
OPERATING INCOME	2023	2022	2023	2022
Southern Timber	$21,708	$24,067	$43,931	$54,409
Pacific Northwest Timber	(2,376)	2,943	(5,919)	9,550
New Zealand Timber (a)	2,373	7,981	1,710	13,373
Real Estate	8,649	11,023	9,532	21,204
Trading	67	(444)	409	(93)
Corporate and Other	(10,319)	(10,102)	(18,938)	(17,657)
Total Operating Income	20,102	35,468	30,725	80,786
Unallocated interest expense and other (b)	(813)	(8,877)	(2,961)	(17,682)
Total Income before Income Taxes	$19,289	$26,591	$27,764	$63,104

(a)The six months ended June 30, 2023 includes a $2.3 million timber write-off resulting from a casualty event. Timber write-offs resulting from casualty events are recorded within the Consolidated Statements of Income and Comprehensive Income under the caption “Cost of Sales.”
(b)The three and six months ended June 30, 2023 include $11.4 million and $20.5 million, respectively, of net recoveries associated with legal settlements.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended June 30,		Six Months Ended June 30,
DEPRECIATION, DEPLETION AND AMORTIZATION	2023	2022	2023	2022
Southern Timber	$21,868	$14,657	$42,478	$32,716
Pacific Northwest Timber	9,242	11,316	19,892	26,232
New Zealand Timber	5,927	6,901	10,382	11,891
Real Estate	2,235	2,564	3,738	11,709
Corporate and Other	443	313	824	621
Total	$39,715	$35,751	$77,314	$83,169

	Three Months Ended June 30,		Six Months Ended June 30,
NON-CASH COST OF LAND AND IMPROVED DEVELOPMENT	2023	2022	2023	2022
Real Estate	$9,395	$11,780	$13,603	$17,139
Total	$9,395	$11,780	$13,603	$17,139

3.    REVENUE
PERFORMANCE OBLIGATIONS
We recognize revenue when control of promised goods or services (“performance obligations”) is transferred to customers, in an amount that reflects the consideration expected in exchange for those goods or services (“transaction price”). Unsatisfied performance obligations as of June 30, 2023 are primarily due to advances on stumpage contracts, unearned license revenue, unearned carbon capture and storage revenue and post-closing obligations on real estate sales. Of these performance obligations, $33.5 million is expected to be recognized within the next twelve months, with the remaining $11.3 million expected to be recognized thereafter as we satisfy our performance obligations. We generally collect payment within a year of satisfying performance obligations and therefore have elected not to adjust revenues for a financing component.
CONTRACT BALANCES
The timing of revenue recognition, invoicing and cash collections results in trade receivables and deferred revenue (contract liabilities) on the Consolidated Balance Sheets. Trade receivables are recorded when we have an unconditional right to consideration for completed performance under the contract. Contract liabilities relate to payments received in advance of performance under the contract. Contract liabilities are recognized as revenue as (or when) we perform under the contract.
The following table contains contract balances recorded in the Consolidated Balance Sheets at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022	Balance Sheet Location
Contract assets
Trade receivables, net (a)	$31,515	$27,837	Trade receivables
Contract liabilities
Deferred revenue, current (b)	33,490	22,762	Deferred revenue
Deferred revenue, non-current (c)	11,327	6,895	Long-term deferred revenue

(a)The increase in trade receivables was primarily driven by timing of sales in our timber segments.
(b)The increase in deferred revenue, current is driven by the timing of renewals of hunting contracts and the current portion of a carbon capture and storage contract entered into in the first quarter of 2023, partially offset by the satisfaction of post-closing obligations on real estate sales and stumpage contracts.
(c)The increase in deferred revenue, non-current is primarily driven by a carbon capture and storage contract entered into in the first quarter of 2023.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table summarizes revenue recognized during the three and six months ended June 30, 2023 and 2022 that was included in the contract liability balance at the beginning of each year:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue recognized from contract liability balance at the beginning of the year (a)	$6,335	$4,968	$17,735	$12,501

(a)    Revenue recognized was primarily from hunting licenses, the use of advances on pay-as-cut timber sales and the satisfaction of post closing obligations on real estate sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables present our revenue from contracts with customers disaggregated by product type for the three and six months ended June 30, 2023 and 2022:

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Elim.	Total
June 30, 2023
Pulpwood	$23,855	$2,204	$8,364	—	$1,442	—	$35,865
Sawtimber	33,846	27,781	51,829	—	13,510	—	126,966
Hardwood	706	—	—	—	—	—	706
Total Timber Sales	58,407	29,985	60,193	—	14,952	—	163,537
License Revenue, Primarily from Hunting	5,186	203	68	—	—	—	5,457
Other Non-Timber/Carbon Revenue	4,717	2,129	637	—	—	—	7,483
Agency Fee Income	—	—	—	—	347	—	347
Total Non-Timber Sales	9,903	2,332	705	—	347	—	13,287
Improved Development	—	—	—	12,233	—	—	12,233
Rural	—	—	—	15,626	—	—	15,626
Timberland & Non-Strategic	—	—	—	255	—	—	255
Deferred Revenue/Other (a)	—	—	—	3,568	—	—	3,568
Total Real Estate Sales	—	—	—	31,682	—	—	31,682

Revenue from Contracts with Customers	68,310	32,317	60,898	31,682	15,299	—	208,506
Lease Revenue	—	—	—	359	—	—	359
Intersegment	—	—	—	—	116	(116)	—
Total Revenue	$68,310	$32,317	$60,898	$32,041	$15,415	($116)	$208,865

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Elim.	Total
June 30, 2022
Pulpwood	$30,770	$3,572	$10,851	—	$2,999	—	$48,192
Sawtimber	21,744	34,310	64,247	—	24,319	—	144,620
Hardwood	5,706	—	—	—	—	—	5,706
Total Timber Sales	58,220	37,882	75,098	—	27,318	—	198,518
License Revenue, Primarily from Hunting	6,506	129	87	—	—	—	6,722
Other Non-Timber/Carbon Revenue	1,545	1,146	3,697	—	—	—	6,388
Agency Fee Income	—	—	—	—	316	—	316
Total Non-Timber Sales	8,051	1,275	3,784	—	316	—	13,426
Improved Development	—	—	—	11,566	—	—	11,566
Rural	—	—	—	23,420	—	—	23,420
Deferred Revenue/Other (a)	—	—	—	(907)	—	—	(907)
Total Real Estate Sales	—	—	—	34,079	—	—	34,079

Revenue from Contracts with Customers	66,271	39,157	78,882	34,079	27,634	—	246,023
Lease Revenue	—	—	—	323	—	—	323
Intersegment	—	—	—	—	49	(49)	—
Total Revenue	$66,271	$39,157	$78,882	$34,402	$27,683	($49)	$246,346

(a)    Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Six Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Elim.	Total
June 30, 2023
Pulpwood	$50,638	$5,919	$14,446	—	$2,881	—	$73,884
Sawtimber	68,389	57,562	89,512	—	24,176	—	239,639
Hardwood	1,826	—	—	—	—	—	1,826
Total Timber Sales	120,853	63,481	103,958	—	27,057	—	315,349
License Revenue, Primarily From Hunting	10,454	340	123	—	—	—	10,917
Other Non-Timber/Carbon Revenue	8,845	2,915	923	—	—	—	12,683
Agency Fee Income	—	—	—	—	681	—	681
Total Non-Timber Sales	19,299	3,255	1,046	—	681	—	24,281
Improved Development	—	—	—	17,035	—	—	17,035
Rural	—	—	—	22,125	—	—	22,125
Timberland & Non-Strategic	—	—	—	1,892	—	—	1,892
Deferred Revenue/Other (a)	—	—	—	6,661	—	—	6,661
Total Real Estate Sales	—	—	—	47,713	—	—	47,713

Revenue from Contracts with Customers	140,152	66,736	105,004	47,713	27,738	—	387,343
Lease Revenue	—	—	—	604	—	—	604
Intersegment	—	—	—	—	246	(246)	—
Total Revenue	$140,152	$66,736	$105,004	$48,317	$27,984	($246)	$387,947

Six Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Elim.	Total
June 30, 2022
Pulpwood	$68,381	$6,491	$18,446	—	$4,523	—	$97,841
Sawtimber	49,260	76,524	106,347	—	35,857	—	267,988
Hardwood	11,555	—	—	—	—	—	11,555
Total Timber Sales	129,196	83,015	124,793	—	40,380	—	377,384
License Revenue, Primarily from Hunting	11,182	245	148	—	—	—	11,575
Other Non-Timber/Carbon Revenue	2,657	2,177	5,330	—	—	—	10,164
Agency Fee Income	—	—	—	—	667	—	667
Total Non-Timber Sales	13,839	2,422	5,478	—	667	—	22,406
Improved Development	—	—	—	16,532	—	—	16,532
Rural	—	—	—	40,369	—	—	40,369
Timberland & Non-Strategic	—	—	—	11,400	—	—	11,400
Deferred Revenue/Other (a)	—	—	—	(271)	—	—	(271)
Total Real Estate Sales	—	—	—	68,030	—	—	68,030

Revenue from Contracts with Customers	143,035	85,437	130,271	68,030	41,047	—	467,820
Lease Revenue	—	—	—	567	—	—	567
Intersegment	—	—	—	—	98	(98)	—
Total Revenue	$143,035	$85,437	$130,271	$68,597	$41,145	($98)	$468,387

(a)    Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables present our timber sales disaggregated by contract type for the three and six months ended June 30, 2023 and 2022:

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Trading	Total
June 30, 2023
Stumpage Pay-as-Cut	$30,493	—	—	—	$30,493
Stumpage Lump Sum	281	—	—	—	281
Total Stumpage	30,774	—	—	—	30,774

Delivered Wood (Domestic)	25,437	26,996	12,559	89	65,081
Delivered Wood (Export)	2,196	2,989	47,634	14,863	67,682
Total Delivered	27,633	29,985	60,193	14,952	132,763

Total Timber Sales	$58,407	$29,985	$60,193	$14,952	$163,537

June 30, 2022
Stumpage Pay-as-Cut	$21,326	—	—	—	$21,326
Stumpage Lump Sum	90	85	—	—	175
Total Stumpage	21,416	85	—	—	21,501

Delivered Wood (Domestic)	33,248	33,956	18,051	1,104	86,359
Delivered Wood (Export)	3,556	3,841	57,047	26,214	90,658
Total Delivered	36,804	37,797	75,098	27,318	177,017

Total Timber Sales	$58,220	$37,882	$75,098	$27,318	$198,518

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Six Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Trading	Total
June 30, 2023
Stumpage Pay-as-Cut	$60,970	—	—	—	$60,970
Stumpage Lump Sum	387	624	—	—	1,011
Total Stumpage	61,357	624	—	—	61,981

Delivered Wood (Domestic)	54,850	56,164	24,154	491	135,659
Delivered Wood (Export)	4,646	6,693	79,804	26,566	117,709
Total Delivered	59,496	62,857	103,958	27,057	253,368

Total Timber Sales	$120,853	$63,481	$103,958	$27,057	$315,349

June 30, 2022
Stumpage Pay-as-Cut	$57,532	—	—	—	$57,532
Stumpage Lump Sum	90	5,473	—	—	5,563
Total Stumpage	57,622	5,473	—	—	63,095

Delivered Wood (Domestic)	65,376	73,402	31,532	1,729	172,039
Delivered Wood (Export)	6,198	4,140	93,261	38,651	142,250
Total Delivered	71,574	77,542	124,793	40,380	314,289

Total Timber Sales	$129,196	$83,015	$124,793	$40,380	$377,384

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
The following table sets forth the Company’s noncontrolling interests in the operating partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning noncontrolling interests in the operating partnership	$82,461	$136,239	$105,763	$133,823
Adjustment of noncontrolling interests in the operating partnership	(4,296)	(11,412)	(1,920)	(8,767)
Conversions of Redeemable Operating Partnership Units to Common Shares	(304)	(42)	(24,185)	(146)
Net Income attributable to noncontrolling interests in the operating partnership	318	546	492	1,214
Other Comprehensive Income (Loss) attributable to noncontrolling interests in the operating partnership	58	(575)	(1,052)	(474)
Distributions to noncontrolling interests in the operating partnership	(705)	(945)	(1,566)	(1,839)
Total noncontrolling interests in the operating partnership	$77,532	$123,811	$77,532	$123,811

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

5.    EARNINGS PER SHARE AND PER UNIT
The following table provides details of the calculations of basic and diluted earnings per common share of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Earnings per common share - basic
Numerator:
Net Income	$19,096	$25,287	$26,534	$56,286
Less: Net income attributable to noncontrolling interests in the operating partnership	(318)	(546)	(492)	(1,214)
Less: Net loss (income) attributable to noncontrolling interests in consolidated affiliates	245	(637)	1,281	(1,650)
Net income attributable to Rayonier Inc.	$19,023	$24,104	$27,323	$53,422
Denominator:
Denominator for basic earnings per common share - weighted average shares	148,218,436	146,257,311	147,800,265	145,846,026
Basic earnings per common share attributable to Rayonier Inc.:	$0.13	$0.16	$0.18	$0.37
Earnings per common share - diluted
Numerator:
Net Income	$19,096	$25,287	$26,534	$56,286
Less: Net loss (income) attributable to noncontrolling interests in consolidated affiliates	245	(637)	1,281	(1,650)
Net income attributable to Rayonier Inc., before net income attributable to noncontrolling interests in the operating partnership	$19,341	$24,650	$27,815	$54,636
Denominator:
Denominator for basic earnings per common share - weighted average shares	148,218,436	146,257,311	147,800,265	145,846,026
Add: Dilutive effect of:
Stock options	—	8,100	943	7,664
Performance shares, restricted shares and restricted stock units	269,994	666,653	441,204	730,773
Noncontrolling interests in operating partnership units	2,476,761	3,312,315	2,785,928	3,313,543
Denominator for diluted earnings per common share - adjusted weighted average shares	150,965,191	150,244,379	151,028,340	149,898,006
Diluted earnings per common share attributable to Rayonier Inc.:	$0.13	$0.16	$0.18	$0.36

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Anti-dilutive shares excluded from the computations of diluted earnings per common share:
Stock options, performance shares, restricted shares and restricted stock units	241,316	109,515	152,992	54,884
Total	241,316	109,515	152,992	54,884

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table provides details of the calculations of basic and diluted earnings per unit of the Operating Partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Earnings per unit - basic
Numerator:
Net Income	$19,096	$25,287	$26,534	$56,286
Less: Net loss (income) attributable to noncontrolling interests in consolidated affiliates	245	(637)	1,281	(1,650)
Net income available to unitholders	$19,341	$24,650	$27,815	$54,636
Denominator:
Denominator for basic earnings per unit - weighted average units	150,695,197	149,569,626	150,586,193	149,159,569
Basic earnings per unit attributable to Rayonier, L.P.:	$0.13	$0.16	$0.18	$0.37
Earnings per unit - diluted
Numerator:
Net Income	$19,096	$25,287	$26,534	$56,286
Less: Net loss (income) attributable to noncontrolling interests in consolidated affiliates	245	(637)	1,281	(1,650)
Net income available to unitholders	$19,341	$24,650	$27,815	$54,636
Denominator:
Denominator for basic earnings per unit - weighted average units	150,695,197	149,569,626	150,586,193	149,159,569
Add: Dilutive effect of unit equivalents:
Stock options	—	8,100	943	7,664
Performance shares, restricted shares and restricted stock units	269,994	666,653	441,204	730,773
Denominator for diluted earnings per unit - adjusted weighted average units	150,965,191	150,244,379	151,028,340	149,898,006
Diluted earnings per unit attributable to Rayonier, L.P.:	$0.13	$0.16	$0.18	$0.36

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Anti-dilutive unit equivalents excluded from the computations of diluted earnings per unit:
Stock options, performance shares, restricted shares and restricted stock units	241,316	109,515	152,992	54,884
Total	241,316	109,515	152,992	54,884

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

6.    DEBT
Our debt consisted of the following at June 30, 2023:

June 30, 2023
Debt
Senior Notes due 2031 at a fixed interest rate of 2.75%	$450,000
2015 Term Loan borrowings due 2028 at a variable interest rate of 6.76% at June 30, 2023	350,000
2022 Incremental Term Loan borrowings due 2027 at a variable interest rate of 6.76% at June 30, 2023	250,000
2016 Incremental Term Loan borrowings due 2026 at a variable interest rate of 6.81% at June 30, 2023	200,000
2021 Incremental Term Loan borrowings due 2029 at a variable interest rate of 6.71% at June 30, 2023	200,000
New Zealand subsidiary noncontrolling interests shareholder loan due 2026 at a fixed interest rate of 3.64% (a)	24,511
New Zealand subsidiary noncontrolling interests shareholder loan due 2027 at a fixed interest rate of 6.48% (a)	24,511
New Zealand subsidiary noncontrolling interests shareholder loan due 2025 at a fixed interest rate of 2.95% (a)	21,009
Total principal debt	1,520,031
Less: Unamortized discounts	(2,940)
Less: Deferred financing costs	(4,894)
Total long-term debt	$1,512,197

(a)    Except for changes in the New Zealand foreign exchange rate, there have been no adjustments to the carrying value of the shareholder loans since inception.
The following table contains information on the outstanding variable rate debt as of June 30, 2023:

Debt	Periodic Interest Rate (a)	Effective Fixed Interest Rate (b)
2015 Term Loan	Daily Simple SOFR + 1.70%	3.03%
2022 Incremental Term Loan	Daily Simple SOFR + 1.70%	5.38%
2016 Incremental Term Loan	Daily Simple SOFR + 1.75%	2.40%
2021 Incremental Term Loan	Daily Simple SOFR + 1.65%	1.46%

(a)    Includes credit spread adjustment of 0.1%.
(b)    Effective interest rate is after consideration of interest rate swaps and estimated patronage refunds.
Principal payments due during the next five years and thereafter are as follows:

Total
2023	—
2024	—
2025	21,009
2026	224,511
2027	274,511
Thereafter	1,000,000
Total Debt	$1,520,031

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

2023 DEBT ACTIVITY
U.S. Debt
During the six months ended June 30, 2023, we made no borrowings or repayments on our Revolving Credit Facility. At June 30, 2023, we had available borrowings of $296.2 million under the Revolving Credit Facility, net of $3.8 million to secure our outstanding letters of credit.
New Zealand Debt
In June 2023, the New Zealand subsidiary temporarily extended its NZ$20 million working capital facility for an additional 1-month term. During the six months ended June 30, 2023, the New Zealand subsidiary made no borrowings and repayments on its working capital facility (the “New Zealand Working Capital Facility”). At June 30, 2023, the New Zealand subsidiary had NZ$20.0 million of available borrowings under its working capital facility. See the subsequent events section of Note 1 — Basis of Presentation for information about the renewal of the New Zealand subsidiary’s working capital facility subsequent to June 30, 2023.

DEBT COVENANTS
In connection with our 2015 Term Loan Facility, 2016 Incremental Term Loan Facility, 2021 Incremental Term Loan Agreement, 2022 Incremental Term Loan Agreement and Revolving Credit Facility, customary covenants must be met, the most significant of which include interest coverage and leverage ratios.
The covenants listed below, which are the most significant financial covenants in effect as of June 30, 2023, are calculated on a trailing 12-month basis:

	Covenant Requirement	Actual Ratio	Favorable
Covenant EBITDA to consolidated interest expense should not be less than	2.5 to 1	7.4 to 1	4.9
Covenant debt to covenant net worth plus covenant debt shall not exceed	65%	46%	19%
    In addition to these financial covenants listed above, the Senior Notes due 2031, 2015 Term Loan Facility, 2016 Incremental Term Loan Facility, 2021 Incremental Term Loan Facility, 2022 Incremental Term Loan Facility, and Revolving Credit Facility include customary covenants that limit the incurrence of debt and the disposition of assets, among others. At June 30, 2023, we were in compliance with all applicable covenants.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

FOREIGN CURRENCY EXCHANGE AND OPTION CONTRACTS
Our New Zealand subsidiary’s domestic sales and operating expenses are predominately denominated in New Zealand dollars, while its export sales, shareholder distributions and ocean freight payments are predominately denominated in U.S. dollars. To the extent New Zealand dollar costs exceed New Zealand dollar revenues (the “foreign exchange exposure”), the New Zealand subsidiary manages the foreign exchange exposure through the use of derivative financial instruments. It typically hedges a portion of export sales receipts to cover 50% to 90% of the projected foreign exchange exposure for the following 12 months, up to 75% for the forward 12 to 18 months and up to 50% for the forward 18 to 24 months. Additionally, it will occasionally hedge export sales receipts to cover up to 50% of the foreign exchange exposure for the forward 24 to 36 months and up to 25% of the foreign exchange exposure for the forward 36 to 48 months when the New Zealand dollar is at a cyclical low versus the U.S. dollar. The New Zealand subsidiary’s trading operations typically hedge a portion of export sales receipts to cover the projected foreign exchange exposure for the following three months. As of June 30, 2023, foreign currency exchange contracts and foreign currency option contracts had maturity dates through May 2026.
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
INTEREST RATE SWAPS
The following table contains information on the outstanding interest rate swaps as of June 30, 2023:

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
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

FORWARD-STARTING INTEREST RATE SWAPS
In March 2023, we modified our benchmark rates from LIBOR to Daily Simple SOFR for our forward-starting interest rates swaps, resulting in slightly favorable fixed rates. In May 2023, we entered into a new $50 million forward-starting interest rate swap, benchmarked to the Daily Simple SOFR.
The following table contains information on the outstanding forward-starting interest rate swaps as of June 30, 2023:

Outstanding Forward-Starting Interest Rate Swaps (a)
Date Entered Into	Term	Notional Amount	Fixed Rate of Swap	Related Debt Facility	Forward Date	Maximum Period Ending for Forecasted Issuance Date
April 2020	4 years	$100,000	0.78%	Term Credit Agreement	August 2024	N/A
May 2020	4 years	50,000	0.64%	Term Credit Agreement	August 2024	N/A
May 2023	4 years	50,000	3.29%	Term Credit Agreement	August 2024	N/A

(a)All forward-starting interest rate swaps have been designated as interest rate cash flow hedges and qualify for hedge accounting.
The following tables demonstrate the impact, gross of tax, of our derivatives on the Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2023 and 2022:

		Three Months Ended June 30,
	Income Statement Location	2023	2022
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive income (loss)	$188	($14,438)
	Other operating (expense) income, net	(1,577)	86
Foreign currency option contracts	Other comprehensive income (loss)	(561)	(686)
	Other operating (expense) income, net	(48)	—
Interest rate products	Other comprehensive income (loss)	17,695	14,636
	Interest expense, net	(4,314)	1,948

		Six Months Ended June 30,
	Income Statement Location	2023	2022
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive income (loss)	$4,001	($10,909)
	Other operating (expense) income, net	(4,005)	70
Foreign currency option contracts	Other comprehensive income (loss)	(831)	(550)
	Other operating (expense) income, net	(48)	—
Interest rate products	Other comprehensive income (loss)	8,035	49,765
	Interest expense, net	(7,777)	4,618

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

During the next 12 months, the amount of the June 30, 2023 AOCI balance, net of tax, expected to be reclassified into earnings is a gain of approximately $24.1 million. The following table contains details of the expected reclassified amounts into earnings:

Amount expected to be reclassified into earnings in next 12 months
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	($3,108)
Foreign currency option contracts	(324)
Interest rate products (a)	27,564
Total estimated gain on derivatives contracts	$24,132

(a)    These reclassified amounts are expected to fully offset variable interest rate payments made to debt holders, resulting in no net impact on our earnings or cash flows.

The following table contains the notional amounts of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Notional Amount
	June 30, 2023	December 31, 2022
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	$124,600	$138,250
Foreign currency option contracts	82,000	78,000
Interest rate swaps	850,000	850,000
Forward-starting interest rate swaps	200,000	150,000

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

    The following table contains the fair values of the derivative financial instruments recorded in the Consolidated Balance Sheets at June 30, 2023 and December 31, 2022. Changes in balances of derivative financial instruments are recorded as operating activities in the Consolidated Statements of Cash Flows:

	Location on Balance Sheet	Fair Value Assets / (Liabilities) (a)
		June 30, 2023	December 31, 2022
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other current assets	$21	$25
	Other assets	544	1,303
	Other current liabilities	(4,338)	(5,457)
	Other non-current liabilities	(768)	(410)
Foreign currency option contracts	Other current assets	15	66
	Other assets	1,182	2,131
	Other current liabilities	(465)	(347)
	Other non-current liabilities	(1,044)	(1,281)
Interest rate swaps	Other assets	59,192	60,843
	Other non-current liabilities	—	(51)
Forward-starting interest rate swaps	Other assets	13,441	11,939

Total derivative contracts:
Other current assets		$36	$91
Other assets		74,359	76,216
Total derivative assets		$74,395	$76,307

Other current liabilities		(4,803)	(5,804)
Other non-current liabilities		(1,812)	(1,742)
Total derivative liabilities		($6,615)	($7,546)

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
The following table presents the carrying amount and estimated fair values of our financial instruments as of June 30, 2023 and December 31, 2022, using market information and what we believe to be appropriate valuation methodologies under GAAP:

	June 30, 2023			December 31, 2022
Asset (Liability) (a)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$88,404	$88,404	—	$114,255	$114,255	—
Restricted cash (b)	4,962	4,962	—	1,152	1,152	—
Long-term debt (c)	(1,512,197)	—	(1,429,173)	(1,514,721)	—	(1,438,736)
Interest rate swaps (d)	59,192	—	59,192	60,792	—	60,792
Forward-starting interest rate swaps (d)	13,441	—	13,441	11,939	—	11,939
Foreign currency exchange contracts (d)	(4,541)	—	(4,541)	(4,539)	—	(4,539)
Foreign currency option contracts (d)	(312)	—	(312)	569	—	569
Noncontrolling interests in the operating partnership (e)	77,532	—	77,532	105,763	—	105,763

(a)We did not have Level 3 assets or liabilities at June 30, 2023 and December 31, 2022.
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

Changes in environmental and NRD liabilities from December 31, 2022 to June 30, 2023 are shown below:

Port Gamble, WA
Non-current portion at December 31, 2022	$14,418
Plus: Current portion	1,175
Total Balance at December 31, 2022	15,593
Expenditures charged to liabilities	(223)
Decrease to liabilities (a)	(20)
Total Balance at June 30, 2023	15,350
Less: Current portion	(2,371)
Non-current portion at June 30, 2023	$12,979

(a)Reflects revised environmental and NRD cost estimates recorded during the six months ended June 30, 2023.

It is expected that the upland mill site cleanup and NRD restoration will occur over the next one to two years, while the monitoring of Port Gamble Bay, mill site, and landfills will continue for an additional 15 to 20 years. NRD costs are subject to change as the scope of the restoration projects become more clearly defined. It is reasonably possible that these components of the liability may increase as the project progresses. Management continues to monitor the Port Gamble cleanup process and will make adjustments as needed. Should any future circumstances result in a change to the estimated cost of the project, we will record an appropriate adjustment to the liability in the period it becomes known and when we can reasonably estimate the amount. For further information on the timing and amount of future payments related to our environmental remediation liabilities, see Note 10 - Commitments in our 2022 Form 10-K.

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
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

11.    GUARANTEES
We provide financial guarantees as required by creditors, insurance programs, and various governmental agencies.
As of June 30, 2023, the following financial guarantees were outstanding:

Financial Commitments (a)	Maximum Potential Payment
Standby letters of credit (b)	$3,779
Surety bonds (c)	21,687
Total financial commitments	$25,466

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
(c)Surety bonds are issued primarily to secure performance obligations related to various operational activities and to provide collateral for our Wildlight development project in Nassau County, Florida and our Heartwood development project in Richmond Hill, Georgia. These surety bonds expire at various dates during 2023, 2024, and 2025 and are expected to be renewed as required.
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

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Changes in higher and better use timberlands and real estate development investments from December 31, 2022 to June 30, 2023 are shown below:

	Higher and Better Use Timberlands and Real Estate Development Investments
	Land and Timber	Development Investments	Total
Non-current portion at December 31, 2022	$91,374	$23,723	$115,097
Plus: Current portion (a)	408	17,501	17,909
Total Balance at December 31, 2022	91,782	41,224	133,006
Non-cash cost of land and improved development	(1,055)	(10,337)	(11,392)
Amortization of parcel real estate development investments	—	(5,257)	(5,257)
Timber depletion from harvesting activities and basis of timber sold in real estate sales	(672)	—	(672)
Capitalized real estate development investments (b)	—	19,045	19,045
Capital expenditures (silviculture)	23	—	23
Intersegment transfers	553	—	553
Total Balance at June 30, 2023	90,631	44,675	135,306
Less: Current portion (a)	(1,346)	(22,174)	(23,520)
Non-current portion at June 30, 2023	$89,285	$22,501	$111,786

(a)The current portion of Higher and Better Use Timberlands and Real Estate Development Investments is recorded in Inventory. See Note 13 — Inventory for additional information.
(b)Capitalized real estate development investments include $0.4 million of capitalized interest and $4.3 million of parcel real estate development investments. Parcel real estate development investments represent investments made for specific lots and/or commercial parcels that are currently under contract or expected to be ready for market within a year.

13.    INVENTORY
As of June 30, 2023 and December 31, 2022, our inventory consisted entirely of finished goods, as follows:

	June 30, 2023	December 31, 2022
Finished goods inventory
Real estate inventory (a)	$23,520	$17,909
Log inventory	8,508	5,347
Carbon unit inventory (b)	303	473
Total inventory	$32,331	$23,729

(a)Represents the cost of HBU real estate (including capitalized development investments) under contract to be sold as well as the cost of HBU real estate deferred until post-closing obligations are satisfied. See Note 12 — Higher And Better Use Timberlands and Real Estate Development Investments for additional information.
(b)Represents the basis in New Zealand carbon units intended to be sold in the next 12 months.
14.    OTHER OPERATING (EXPENSE) INCOME, NET
Other operating (expense) income, net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Loss) gain on foreign currency remeasurement, net of cash flow hedges	($1,674)	$1,249	($4,157)	$677
Gain on sale or disposal of property and equipment	35	6	37	31
Equity loss related to Bainbridge Landing LLC joint venture	—	(145)	—	(370)
Miscellaneous income (expense), net	238	(309)	203	(520)
Total	($1,401)	$801	($3,917)	($182)

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
We expect to make cash contributions of approximately $7.6 million during the settlement process in order to fund the Defined Benefit Plan on a plan termination basis. The Defined Benefit Plan will be settled upon completion of lump sum distributions and purchase of annuity contracts. The settlement is expected to be completed by the end of Q2 2024. The Excess Benefit Plan will be settled entirely with lump sum payments upon termination with expected cash contributions in 2024 of approximately $1.3 million. Projected cash contributions are an estimate, as actual amounts will be dependent upon the nature and timing of participant settlements and interest rates, as well as prevailing market conditions.
The net pension and postretirement benefit (credits) costs that have been recorded are shown in the following table:

Components of Net Periodic Benefit (Credit) Cost	Income Statement Location	Pension		Postretirement
		Three Months Ended June 30,		Three Months Ended June 30,
		2023	2022	2023	2022
Service cost	Selling and general expenses	—	—	$1	$2
Interest cost	Interest and other miscellaneous income (expense), net	844	609	17	13
Expected return on plan assets (a)	Interest and other miscellaneous income (expense), net	(887)	(872)	—	—
Amortization of losses	Interest and other miscellaneous income (expense), net	1	184	—	4
Net periodic benefit (credit) cost		($42)	($79)	$18	$19

Components of Net Periodic Benefit (Credit) Cost	Income Statement Location	Pension		Postretirement
		Six Months Ended June 30,		Six Months Ended June 30,
		2023	2022	2023	2022
Service cost	Selling and general expenses	—	—	$2	$3
Interest cost	Interest and other miscellaneous income (expense), net	1,689	1,217	35	26
Expected return on plan assets (a)	Interest and other miscellaneous income (expense), net	(1,776)	(1,743)	—	—
Amortization of losses	Interest and other miscellaneous income (expense), net	3	369	—	7
Net periodic benefit (credit) cost		($84)	($157)	$37	$36

(a)The weighted-average expected long-term rate of return on plan assets used in computing 2023 net periodic benefit cost for pension benefits is 5.0%.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

16.    INCOME TAXES

Rayonier is a REIT under the Internal Revenue Code and therefore generally does not pay U.S. federal or state income tax. As of June 30, 2023, Rayonier owns a 98.4% interest in the Operating Partnership and conducts substantially all of its timberland operations through the Operating Partnership. The taxable income or loss generated by the Operating Partnership is passed through and reported to its unit holders (including the Company) on a Schedule K-1 for inclusion in each unitholder’s income tax return.
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
PROVISION FOR INCOME TAXES
The Company’s tax expense is principally related to corporate-level tax in New Zealand and non-resident withholding tax on repatriation of earnings from New Zealand. The following table contains the income tax expense recognized on the Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income tax expense	($193)	($1,304)	($1,230)	($6,818)
ANNUAL EFFECTIVE TAX RATE
The Company’s effective tax rate after discrete items is below the 21.0% U.S. statutory rate due to tax benefits associated with being a REIT. The following table contains the Company’s annualized effective tax rate after discrete items:

	Six Months Ended June 30,
	2023	2022
Annualized effective tax rate after discrete items	3.9%	9.2%

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

17.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in AOCI by component for the six months ended June 30, 2023 and the year ended December 31, 2022. All amounts are presented net of tax and exclude portions attributable to noncontrolling interests.

	Foreign currency translation (loss) gains	Net investment hedges of New Zealand subsidiary	Cash flow hedges		Employee benefit plans		Total Rayonier, L.P.	Allocation to Operating Partnership	Total Rayonier Inc.
Balance as of December 31, 2021	$4,215	$1,321	($9,163)		($11,836)		($15,463)	($4,141)	($19,604)
Other comprehensive income (loss) before reclassifications	(22,282)	—	78,166	(a)	874		56,758	(1,323)	55,435
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(1,799)		753	(b)	(1,046)	1,028	(18)
Net other comprehensive income (loss)	(22,282)	—	76,367		1,627		55,712	(295)	55,417
Balance as of December 31, 2022	($18,067)	$1,321	$67,204		($10,209)		$40,249	($4,436)	$35,813
Other comprehensive (loss) income before reclassifications	(12,342)	—	9,792	(a)	—		(2,550)	88	(2,462)
Amounts reclassified from accumulated other comprehensive income	—	—	(10,023)		3	(b)	(10,020)	964	(9,056)
Net other comprehensive income (loss)	(12,342)	—	(231)		3		(12,570)	1,052	(11,518)
Balance as of June 30, 2023	($30,409)	$1,321	$66,973		($10,206)		$27,679	($3,384)	$24,295

(a)The six months ended June 30, 2023 includes $8.0 million of other comprehensive income related to interest rate products. The year ended December 31, 2022 included $75.0 million of other comprehensive income related to interest rate products. See Note 7 — Derivative Financial Instruments and Hedging Activities for additional information.
(b)This component of other comprehensive income is included in the computation of net periodic pension and post-retirement costs. See Note 15 — Employee Benefit Plans for additional information.
The following table presents details of the amounts reclassified in their entirety from AOCI to net income for the six months ended June 30, 2023 and June 30, 2022:

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the Income Statement
	June 30, 2023	June 30, 2022
Realized (gain) loss on foreign currency exchange contracts	($4,005)	$71	Other operating expense, net
Realized loss on foreign currency option contracts	(48)	—	Other operating expense, net
Noncontrolling interests	932	(16)	Comprehensive loss (income) attributable to noncontrolling interests
Realized (gain) loss on interest rate contracts	(7,777)	4,617	Interest expense
Income tax effect from net gain (loss) on foreign currency contracts	875	(15)	Income tax expense
Net (gain) loss on cash flow hedges reclassified from accumulated other comprehensive income	($10,023)	$4,657

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
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Consolidated Balance Sheets that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Restricted cash, excluding Timber Funds:
Restricted cash deposited with LKE intermediary	$1,646	$13,704
Restricted cash held in escrow	3,316	625
Total restricted cash, excluding Timber Funds	4,962	14,329
Restricted cash, Timber Funds	—	1,464
Cash and cash equivalents	88,404	280,280
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$93,366	$296,073

19.    ASSETS HELD FOR SALE
Assets held for sale is composed of properties under contract and expected to be sold within 12 months that also meet the other relevant held-for-sale criteria in accordance with ASC 360-10-45-9. As of June 30, 2023 and December 31, 2022, the basis in properties meeting this classification was $4.2 million and $0.7 million, respectively. Since the basis in these properties was less than the fair value, including costs to sell, no impairment was recognized.

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

OUR COMPANY
    We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive softwood timber growing regions in the United States and New Zealand. We invest in timberlands and actively manage them to provide current income and attractive long-term returns to our shareholders. We conduct our business through an umbrella partnership real estate investment trust (“UPREIT”) structure in which our assets are owned by our Operating Partnership and its subsidiaries. Rayonier manages the Operating Partnership as its sole general partner. Our revenues, operating income and cash flows are primarily derived from the following core business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate, and Trading. As of June 30, 2023, we owned or leased under long-term agreements approximately 2.8 million acres of timberlands located in the U.S. South (1.91 million acres), U.S. Pacific Northwest (474,000 acres) and New Zealand (419,000 gross acres or 297,000 net plantable acres).
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
During the first half of 2023, each of our timber segments experienced challenging market conditions due to ongoing market headwinds and weaker end-market demand relative to the prior year. In our Southern Timber segment, weaker demand for pulp and lumber coupled with drier weather conditions has resulted in lower net stumpage prices. In our Pacific Northwest Timber segment, softer domestic lumber demand and decreased competition from export markets has negatively impacted domestic sawtimber prices. In our New Zealand Timber segment, weaker demand in China has driven lower export sawtimber prices.
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
Our Real Estate segment is exposed to changes in interest and mortgage rates as higher rates could negatively impact buyer demand for the properties we sell. However, current demand for our rural and development real estate properties has not been significantly impacted by the higher interest rate environment.
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
REVENUE RECOGNITION
See Note 1 – Basis of Presentation.

DISCUSSION OF TIMBER INVENTORY AND SUSTAINABLE YIELD
    See Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield in our 2022 Form 10-K.
OUR TIMBERLANDS
    Our timber operations are disaggregated into three geographically distinct segments: Southern Timber, Pacific Northwest Timber and New Zealand Timber. The following tables provide a breakdown of our timberland holdings as of June 30, 2023 and December 31, 2022:

(acres in 000s)	As of June 30, 2023			As of December 31, 2022
	Owned	Leased	Total	Owned	Leased	Total
Southern
Alabama	258	5	263	258	14	272
Arkansas	—	2	2	—	2	2
Florida	349	47	396	347	47	394
Georgia	646	64	710	647	64	711
Louisiana	147	—	147	148	—	148
Oklahoma	91	—	91	91	—	91
South Carolina	16	—	16	16	—	16
Texas	282	—	282	285	—	285
	1,789	118	1,907	1,792	127	1,919

Pacific Northwest
Oregon	61	—	61	61	—	61
Washington	410	3	413	410	3	413
	471	3	474	471	3	474

New Zealand (a)	188	231	419	188	229	417
Total	2,448	352	2,800	2,451	359	2,810

(a)Represents legal acres owned and leased by the New Zealand subsidiary, in which we own a 77% interest. As of June 30, 2023, legal acres in New Zealand consisted of 297,000 plantable acres and 122,000 non-productive acres.

The following tables detail activity for owned and leased acres in our timberland holdings by state from December 31, 2022 to June 30, 2023:

(acres in 000s)	Acres Owned
	December 31, 2022	Acquisitions	Sales	Other	June 30, 2023
Southern
Alabama	258	—	—	—	258
Florida	347	2	—	—	349
Georgia	647	—	(1)	—	646
Louisiana	148	—	(1)	—	147
Oklahoma	91	—	—	—	91
South Carolina	16	—	—	—	16
Texas	285	—	(3)	—	282
	1,792	2	(5)	—	1,789

Pacific Northwest
Oregon	61	—	—	—	61
Washington	410	—	—	—	410
	471	—	—	—	471

New Zealand (a)	188	—	—	—	188
Total	2,451	2	(5)	—	2,448

(a)Represents legal acres owned by the New Zealand subsidiary, in which we have a 77% interest.

(acres in 000s)	Acres Leased
	December 31, 2022	New Leases	Sold/Expired Leases (a)	Other	June 30, 2023
Southern
Alabama	14	—	(9)	—	5
Arkansas	2	—	—	—	2
Florida	47	—	—	—	47
Georgia	64	—	—	—	64
	127	—	(9)	—	118

Pacific Northwest
Washington (b)	3	—	—	—	3

New Zealand (c)	229	—	—	2	231
Total	359	—	(9)	2	352

(a)Includes acres previously under lease that have been harvested and activity for the relinquishment of leased acres.
(b)Primarily timber reservations acquired in the merger with Pope Resources.
(c)Represents legal acres leased by the New Zealand subsidiary, in which we have a 77% interest.

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS
The following table provides key financial information by segment and on a consolidated basis:

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Information (in millions)	2023	2022	2023	2022
Sales
Southern Timber	$68.3	$66.3	$140.2	$143.0
Pacific Northwest Timber	32.3	39.2	66.7	85.4
New Zealand Timber	60.9	78.9	105.0	130.3
Real Estate
Improved Development	12.2	11.6	17.0	16.5
Rural	15.6	23.4	22.1	40.4
Timberland & Non-Strategic	0.3	—	1.9	11.4
Deferred Revenue/Other (a)	3.9	(0.6)	7.3	0.3
Total Real Estate	32.0	34.4	48.3	68.6
Trading	15.4	27.7	28.0	41.1
Intersegment Eliminations	(0.1)	(0.1)	(0.2)	(0.1)
Total Sales	$208.9	$246.3	$387.9	$468.4

Operating Income (Loss)
Southern Timber	$21.7	$24.1	$43.9	$54.4
Pacific Northwest Timber	(2.4)	2.9	(5.9)	9.5
New Zealand Timber (b)	2.4	8.0	1.7	13.4
Real Estate (a)	8.6	11.0	9.5	21.2
Trading	0.1	(0.4)	0.4	(0.1)
Corporate and Other	(10.3)	(10.1)	(18.9)	(17.7)
Operating Income	20.1	35.5	30.7	80.8
Interest expense, interest income and other (c)	(0.8)	(8.9)	(2.9)	(17.7)
Income tax expense	(0.2)	(1.3)	(1.3)	(6.8)
Net Income	19.1	25.3	26.5	56.3
Less: Net loss (income) attributable to noncontrolling interests in consolidated affiliates	0.2	(0.6)	1.3	(1.7)
Net Income Attributable to Rayonier, L.P.	$19.3	$24.7	$27.8	$54.6
Less: Net income attributable to noncontrolling interests in the operating partnership	(0.3)	(0.6)	(0.5)	(1.2)
Net Income Attributable to Rayonier Inc.	$19.0	$24.1	$27.3	$53.4

Adjusted EBITDA (d)
Southern Timber	$43.6	$38.7	$86.4	$87.1
Pacific Northwest Timber	6.9	14.3	14.0	35.8
New Zealand Timber	8.3	14.9	14.4	25.3
Real Estate	20.3	25.4	26.9	50.1
Trading	0.1	(0.4)	0.4	(0.1)
Corporate and Other	(9.9)	(9.8)	(18.1)	(17.0)
Total Adjusted EBITDA	$69.2	$83.0	$124.0	$181.1

(a)Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.
(b)The six months ended June 30, 2023 includes a $2.3 million timber write-off resulting from a casualty event.
(c)The three and six months ended June 30, 2023 includes $11.4 million and $20.5 million, respectively, of net recoveries associated with legal settlements.
(d)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended June 30,		Six Months Ended June 30,
Southern Timber Overview	2023	2022	2023	2022
Sales Volume (in thousands of tons)
Pine Pulpwood	1,036	962	2,015	2,133
Pine Sawtimber	932	458	1,818	1,080
Total Pine Volume	1,969	1,420	3,833	3,213
Hardwood	41	103	69	206
Total Volume	2,009	1,523	3,903	3,419

% Delivered Volume (vs. Total Volume)	30%	47%	33%	40%
% Pine Sawtimber Volume (vs. Total Pine Volume)	47%	32%	47%	34%
% Export Volume (vs. Total Volume) (a)	1%	3%	1%	2%

Net Stumpage Pricing (dollars per ton)
Pine Pulpwood	$15.78	$21.46	$16.53	$22.93
Pine Sawtimber	29.07	34.09	30.29	34.86
Weighted Average Pine	$22.07	$25.54	$23.06	$26.94
Hardwood	11.06	25.70	14.79	25.88
Weighted Average Total	$21.85	$25.55	$22.91	$26.87

Summary Financial Data (in millions of dollars)
Timber Sales	$58.4	$58.2	$120.9	$129.2
Less: Cut and Haul	(13.4)	(17.6)	(29.0)	(33.2)
Less: Port and Freight	(1.2)	(1.8)	(2.7)	(4.1)
Net Stumpage Sales	$43.8	$38.9	$89.1	$91.9

Non-Timber Sales	9.9	8.1	19.3	13.8
Total Sales	$68.3	$66.3	$140.2	$143.0

Operating Income	$21.7	$24.1	$43.9	$54.4
(+) Depreciation, depletion and amortization	21.9	14.7	42.5	32.7
Adjusted EBITDA (b)	$43.6	$38.7	$86.4	$87.1

Other Data
Period-End Acres (in thousands)	1,907	1,791	1,907	1,791

(a)Estimated percentage of export volume, which includes volumes sold to third-party exporters in addition to direct exports through our log export program.
(b)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended June 30,		Six Months Ended June 30,
Pacific Northwest Timber Overview	2023	2022	2023	2022
Sales Volume (in thousands of tons)
Pulpwood	61	80	138	155
Domestic Sawtimber (a)	251	255	535	681
Export Sawtimber	21	41	43	45
Total Volume	332	376	716	881

% Delivered Volume (vs. Total Volume)	100%	99%	98%	90%
% Sawtimber Volume (vs. Total Volume)	82%	79%	81%	82%
% Export Volume (vs. Total Volume) (b)	10%	16%	12%	9%

Delivered Log Pricing (in dollars per ton)
Pulpwood	$36.21	$45.17	$42.90	$41.83
Domestic Sawtimber	97.37	120.44	95.16	111.97
Export Sawtimber (c)	144.25	93.01	154.14	92.94
Weighted Average Log Price	$89.10	$101.62	$88.61	$98.32

Summary Financial Data (in millions of dollars)
Timber Sales	$30.0	$37.9	$63.5	$83.0
Less: Cut and Haul	(15.5)	(16.5)	(32.7)	(32.8)
Less: Port and Freight	(1.3)	(0.4)	(2.7)	(0.4)
Net Stumpage Sales	$13.2	$21.0	$28.1	$49.8

Non-Timber Sales	2.3	1.3	3.3	2.4
Total Sales	$32.3	$39.2	$66.7	$85.4

Operating (Loss) Income	($2.4)	$2.9	($5.9)	$9.5
(+) Depreciation, depletion and amortization	9.2	11.3	19.9	26.2
Adjusted EBITDA (d)	$6.9	$14.3	$14.0	$35.8

Other Data
Period-End Acres (in thousands)	474	486	474	486
Sawtimber (in dollars per MBF) (e)	$711	$905	$720	$873

(a)Includes volumes sold to third-party exporters.
(b)Estimated percentage of export volume, which includes volumes sold to third-party exporters in addition to direct exports through our log export program.
(c)Prior to Q4 2022, pricing reflects the transfer of logs on an FOB basis, while periods after Q4 2022 reflect pricing on a CFR basis (i.e., inclusive of export costs and freight).
(d)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.
(e)Delivered Sawtimber excluding chip-n-saw.

	Three Months Ended June 30,		Six Months Ended June 30,
New Zealand Timber Overview	2023	2022	2023	2022
Sales Volume (in thousands of tons)
Domestic Pulpwood (Delivered)	50	105	105	199
Domestic Sawtimber (Delivered)	155	188	291	323
Export Pulpwood (Delivered)	70	55	112	91
Export Sawtimber (Delivered)	398	355	645	604
Total Volume	673	703	1,154	1,217

% Delivered Volume (vs. Total Volume)	100%	100%	100%	100%
% Sawtimber Volume (vs. Total Volume)	82%	77%	81%	76%
% Export Volume (vs. Total Volume) (a)	70%	58%	66%	57%

Delivered Log Pricing (in dollars per ton)
Domestic Pulpwood	$37.92	$34.56	$35.52	$34.76
Domestic Sawtimber	69.29	76.82	70.36	76.48
Export Sawtimber	103.81	140.44	107.31	135.13
Weighted Average Log Price	$89.49	$106.88	$90.11	$102.53

Summary Financial Data (in millions of dollars)
Timber Sales	$60.2	$75.1	$104.0	$124.8
Less: Cut and Haul	(24.3)	(26.7)	(41.8)	(45.8)
Less: Port and Freight	(20.1)	(31.4)	(31.6)	(46.8)
Net Stumpage Sales	$15.8	$16.9	$30.6	$32.2

Non-Timber Sales / Carbon Credits	0.7	3.8	1.0	5.5
Total Sales	$60.9	$78.9	$105.0	$130.3

Operating Income	$2.4	$8.0	$1.7	$13.4
(+) Timber write-off resulting from a casualty event (b)	—	—	2.3	—
(+) Depreciation, depletion and amortization	5.9	6.9	10.4	11.9
Adjusted EBITDA (c)	$8.3	$14.9	$14.4	$25.3

Other Data
New Zealand Dollar to U.S. Dollar Exchange Rate (d)	0.6151	0.6628	0.6221	0.6650
Net Plantable Period-End Acres (in thousands)	297	296	297	296
Export Sawtimber (in dollars per JAS m3)	$120.70	$163.29	$124.77	$157.11
Domestic Sawtimber (in $NZD per tonne)	$123.92	$127.50	$124.42	$126.51

(a)Percentage of export volume reflects direct exports through our log export program.
(b)Timber write-off resulting from a casualty event includes the write-off of merchantable and pre-merchantable timber volume damaged by a casualty event which cannot be salvaged.
(c)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.
(d)Represents the period-average rate.

	Three Months Ended June 30,		Six Months Ended June 30,
Real Estate Overview	2023	2022	2023	2022
Sales (in millions of dollars)
Improved Development (a)	$12.2	$11.6	$17.0	$16.5
Rural	15.6	23.4	22.1	40.4
Timberland & Non-Strategic	0.3	—	1.9	11.4
Deferred Revenue/Other (b)	3.9	(0.6)	7.3	0.3
Total Sales	$32.0	$34.4	$48.3	$68.6

Acres Sold
Improved Development (a)	267.5	60.8	295.3	77.0
Rural	3,411	4,633	4,942	9,385
Timberland & Non-Strategic	76	—	604	3,966
Total Acres Sold	3,754	4,694	5,841	13,428

Gross Price per Acre (dollars per acre)
Improved Development (a)	$45,732	$190,136	$57,679	$214,841
Rural	4,582	5,054	4,477	4,302
Timberland & Non-Strategic	3,344	—	3,131	2,874
Weighted Average (Total)	$7,489	$7,453	$7,028	$5,087
Weighted Average (Adjusted) (c)	$4,555	$5,054	$4,331	$3,878

Operating Income	$8.6	$11.0	$9.5	$21.2
(+) Depreciation, depletion and amortization	2.2	2.6	3.7	11.7
(+) Non-cash cost of land and improved development	9.4	11.8	13.6	17.1
Adjusted EBITDA (d)	$20.3	$25.4	$26.9	$50.1

(a)Reflects land with capital invested in infrastructure improvements.
(b)Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.
(c)Excludes Improved Development.
(d)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended June 30,		Six Months Ended June 30,
Trading Overview	2023	2022	2023	2022
Sales Volume (in thousands of tons)
U.S.	17	27	30	43
NZ	118	182	209	278
Total Volume	135	209	239	320

Summary Financial Data (in millions of dollars)
Trading Sales	$15.0	$27.3	$27.1	$40.4
Non-Timber Sales	0.5	0.4	0.9	0.8
Total Sales	$15.4	$27.7	$28.0	$41.1

Operating Income (Loss)	$0.1	($0.4)	$0.4	($0.1)
Adjusted EBITDA (a)	$0.1	($0.4)	$0.4	($0.1)

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended June 30,		Six Months Ended June 30,
Capital Expenditures By Segment (in millions of dollars)	2023	2022	2023	2022
Timber Capital Expenditures
Southern Timber
Reforestation, silviculture and other capital expenditures	$6.6	$3.6	$13.5	$6.1
Property taxes	2.0	1.9	4.0	3.7
Lease payments	0.2	0.2	0.6	0.9
Allocated overhead	1.2	1.1	2.7	2.4
Subtotal Southern Timber	$10.0	$6.8	$20.8	$13.1
Pacific Northwest Timber
Reforestation, silviculture and other capital expenditures	2.1	1.5	5.0	5.2
Property taxes	0.3	0.3	0.5	0.5
Allocated overhead	1.3	1.4	2.6	2.7
Subtotal Pacific Northwest Timber	$3.6	$3.2	$8.2	$8.4
New Zealand Timber
Reforestation, silviculture and other capital expenditures	2.6	3.0	4.6	5.5
Property taxes	0.2	0.2	0.4	0.4
Lease payments	0.9	0.9	1.3	1.4
Allocated overhead	0.7	0.7	1.4	1.4
Subtotal New Zealand Timber	$4.3	$4.8	$7.6	$8.6
Total Timber Segments Capital Expenditures	$18.0	$14.7	$36.7	$30.2
Real Estate	0.1	—	0.1	0.1
Total Capital Expenditures	$18.1	$14.7	$36.8	$30.3

Timberland Acquisitions
Southern Timber	$0.6	$0.4	$5.7	$3.2
Pacific Northwest Timber	—	—	3.6	—
Timberland Acquisitions	$0.6	$0.4	$9.3	$3.2

Real Estate Development Investments (a)	$7.0	$2.9	$14.8	$6.0

(a)Represents investments in master infrastructure or entitlements in our real estate development projects. Real Estate Development Investments are amortized as the underlying properties are sold and included in Non-Cash Cost of Land and Improved Development.

    The following tables summarize sales, operating income (loss) and Adjusted EBITDA variances for June 30, 2023 versus June 30, 2022 (millions of dollars):

Sales	Southern Timber		Pacific Northwest Timber		New Zealand Timber		Real Estate	Trading	Intersegment Eliminations	Total
Three Months Ended June 30, 2022	$66.3		$39.2		$78.9		$34.4	$27.7	($0.1)	$246.3
Volume	12.4		(2.4)		(3.2)		(6.7)	(9.7)	—	(9.6)
Price	(7.4)		(5.9)		(1.5)		0.4	(2.7)	—	(17.1)
Non-timber sales	1.9		1.1		(2.8)		—	0.1	—	0.3
Foreign exchange (a)	—		—		(1.6)		—	—	—	(1.6)
Other	(4.8)	(b)	0.3	(b)	(8.9)	(c)	3.9	—	—	(9.5)
Three Months Ended June 30, 2023	$68.3		$32.3		$60.9		$32.0	$15.4	($0.1)	$208.9

(a)    Net of currency hedging impact.
(b)    Includes variance due to stumpage versus delivered sales.
(c)    Includes variance due to domestic versus export sales.

Sales	Southern Timber		Pacific Northwest Timber		New Zealand Timber		Real Estate	Trading	Intersegment Eliminations	Total
Six Months Ended June 30, 2022	$143.0		$85.4		$130.3		$68.6	$41.1	($0.1)	$468.4
Volume	13.0		(9.3)		(6.4)		(37.0)	(10.2)	—	(49.9)
Price	(15.5)		(12.9)		(1.5)		11.0	(3.1)	—	(22.0)
Non-timber sales	5.5		0.8		(4.1)		—	0.2	—	2.4
Foreign exchange (a)	—		—		(2.4)		—	—	—	(2.4)
Other	(5.8)	(b)	2.7	(b)	(10.9)	(c)	5.7	—	(0.1)	(8.5)
Six Months Ended June 30, 2023	$140.2		$66.7		$105.0		$48.3	$28.0	($0.2)	$387.9

(a)    Net of currency hedging impact.
(b)    Includes variance due to stumpage versus delivered sales.
(c)    Includes variance due to domestic versus export sales.

Operating Income	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
Three Months Ended June 30, 2022	$24.1	$2.9	$8.0	$11.0	($0.4)	($10.1)	$35.5
Volume	7.6	(0.8)	(0.5)	(3.6)	—	—	2.7
Price (a)	(7.4)	(5.9)	(1.5)	0.4	—	—	(14.4)
Cost	(1.0)	(0.5)	—	(2.8)	0.5	(0.1)	(3.9)
Non-timber income (b)	1.0	1.1	(2.8)	—	—	—	(0.7)
Foreign exchange (c)	—	—	(1.0)	—	—	—	(1.0)
Depreciation, depletion & amortization	(2.6)	0.8	0.2	(0.1)	—	(0.1)	(1.8)
Non-cash cost of land and improved development	—	—	—	1.3	—	—	1.3
Other (d)	—	—	—	2.4	—	—	2.4
Three Months Ended June 30, 2023	$21.7	($2.4)	$2.4	$8.6	$0.1	($10.3)	$20.1

(a)For Timber segments, price reflects net stumpage realizations (i.e., net of cut and haul and shipping costs). For Real Estate, price is presented net of cash closing costs.
(b)For the New Zealand Timber segment, includes carbon credit sales.
(c)Net of currency hedging impact.
(d)Real Estate includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.

Operating Income	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
Six Months Ended June 30, 2022	$54.4	$9.5	$13.4	$21.2	($0.1)	($17.7)	$80.8
Volume	8.2	(3.4)	(1.2)	(20.2)	—	—	(16.6)
Price (a)	(15.5)	(12.9)	(1.5)	11.0	—	—	(18.9)
Cost	(2.7)	(1.5)	(0.8)	(3.1)	0.4	(1.1)	(8.8)
Non-timber income (b)	4.7	0.8	(4.1)	—	0.1	—	1.5
Foreign exchange (c)	—	—	(2.0)	—	—	—	(2.0)
Depreciation, depletion & amortization	(5.2)	1.6	0.2	1.6	—	(0.1)	(1.9)
Non-cash cost of land and improved development	—	—	—	(5.1)	—	—	(5.1)
Other (d)	—	—	(2.3)	4.1	—	—	1.7
Six Months Ended June 30, 2023	$43.9	($5.9)	$1.7	$9.5	$0.4	($18.9)	$30.7

(a)For Timber segments, price reflects net stumpage realizations (i.e., net of cut and haul and shipping costs). For Real Estate, price is presented net of cash closing costs.
(b)For the New Zealand Timber segment, includes carbon credit sales.
(c)Net of currency hedging impact.
(d)New Zealand Timber includes a $2.3 million in timber write-offs resulting from a casualty event. Real Estate includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
Three Months Ended June 30, 2022	$38.7	$14.3	$14.9	$25.4	($0.4)	($9.8)	$83.0
Volume	12.3	(2.1)	(0.8)	(6.7)	—	—	2.7
Price (b)	(7.4)	(5.9)	(1.5)	0.4	—	—	(14.4)
Cost	(1.0)	(0.5)	—	(2.8)	0.5	(0.1)	(3.9)
Non-timber income (c)	1.0	1.1	(2.8)	—	—	—	(0.7)
Foreign exchange (d)	—	—	(1.5)	—	—	—	(1.5)
Other (e)	—	—	—	4.0	—	—	4.0
Three Months Ended June 30, 2023	$43.6	$6.9	$8.3	$20.3	$0.1	($9.9)	$69.2

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators below.
(b)For Timber segments, price reflects net stumpage realizations (i.e., net of cut and haul and shipping costs). For Real Estate, price is presented net of cash closing costs.
(c)For the New Zealand Timber segment, includes carbon credit sales.
(d)Net of currency hedging impact.
(e)Real Estate includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
Six Months Ended June 30, 2022	$87.1	$35.8	$25.3	$50.1	($0.1)	($17.0)	$181.1
Volume	12.8	(8.2)	(1.8)	(37.0)	—	—	(34.2)
Price (b)	(15.5)	(12.9)	(1.5)	11.0	—	—	(18.9)
Cost	(2.7)	(1.5)	(0.8)	(3.1)	0.4	(1.1)	(8.8)
Non-timber income (c)	4.7	0.8	(4.1)	—	0.1	—	1.5
Foreign exchange (d)	—	—	(2.7)	—	—	—	(2.7)
Other (e)	—	—	—	5.9	—	—	5.9
Six Months Ended June 30, 2023	$86.4	$14.0	$14.4	$26.9	$0.4	($18.1)	$124.0

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators below.
(b)For Timber segments, price reflects net stumpage realizations (i.e., net of cut and haul and shipping costs). For Real Estate, price is presented net of cash closing costs.
(c)For the New Zealand Timber segment, includes carbon credit sales.
(d)Net of currency hedging impact.
(e)New Zealand Timber includes a $2.3 million in timber write-offs resulting from a casualty event. Real Estate includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.
SOUTHERN TIMBER
    Second quarter sales of $68.3 million increased $2.0 million, or 3%, versus the prior year period. Harvest volumes increased 32% to 2.01 million tons versus 1.52 million tons in the prior year period, primarily driven by the additional volume contribution from the U.S. South acquisitions completed at the end of 2022. Average pine sawtimber stumpage realizations decreased 15% to $29.07 per ton versus $34.09 per ton in the prior year period, primarily due to drier weather conditions, weaker demand from sawmills, and decreased competition from pulp mills for chip-n-saw volume. Average pine pulpwood stumpage realizations decreased 26% to $15.78 per ton versus $21.46 per ton in the prior year period as weaker end-market demand, drier weather conditions, and extended maintenance outages at pulp mills all contributed to softer market conditions. Overall, weighted-average stumpage realizations (including hardwood) decreased 14% to $21.85 per ton versus $25.55 per ton in the prior year period. Operating income of $21.7 million decreased $2.4 million versus the prior year period due to lower net stumpage realizations ($7.4 million), higher depletion rates ($2.6 million), and higher overhead and other costs ($1.0 million), partially offset by higher volumes ($7.6 million) and higher non-timber income ($1.0 million). Second quarter Adjusted EBITDA of $43.6 million was 13%, or $4.9 million, above the prior year period.

    Year-to-date sales of $140.2 million decreased $2.9 million, or 2%, versus the prior year period. Harvest volumes increased 14% to 3.90 million tons versus 3.42 million tons in the prior year period driven by the additional volume contribution from the U.S. South acquisitions completed at the end of 2022. Average pine sawtimber stumpage realizations decreased 13% to $30.29 per ton versus $34.86 per ton in the prior year period, primarily due to drier weather conditions, softer demand from sawmills, and decreased competition from pulp mills for chip-n-saw volume. Average pine pulpwood stumpage realizations decreased 28% to $16.53 per ton versus $22.93 per ton in the prior year period as weaker end-market demand, drier weather conditions, and extended maintenance outages at pulp mills all contributed to softer market conditions. Overall, weighted-average stumpage realizations (including hardwood) decreased 15% to $22.91 per ton versus $26.87 per ton in the prior year period. Operating income of $43.9 million decreased $10.5 million versus the prior year period due to lower net stumpage realizations ($15.5 million), higher depletion rates ($5.2 million), and higher overhead and other costs ($2.7 million), partially offset by higher volumes ($8.2 million) and higher non-timber income ($4.7 million). Year-to-date Adjusted EBITDA of $86.4 million was 1%, or $0.7 million, below the prior year period.
PACIFIC NORTHWEST TIMBER
Second quarter sales of $32.3 million decreased $6.8 million, or 17%, versus the prior year period. Harvest volumes decreased 11% to 332,000 tons versus 376,000 tons in the prior year period as some planned harvests were deferred in response to soft market conditions. Average delivered prices for domestic sawtimber decreased 19% to $97.37 per ton versus $120.44 per ton in the prior year period due to weaker domestic and export market demand. Average delivered pulpwood prices decreased 20% to $36.21 per ton versus $45.17 per ton in the prior year period as the prior year period benefited from much more favorable end-market demand. An operating loss of $2.4 million versus operating income of $2.9 million in the prior year period was driven by lower net stumpage realizations ($5.9 million), lower volumes ($0.8 million) and higher costs ($0.5 million), partially offset by higher non-timber income ($1.1 million) and lower depletion rates ($0.8 million). Second quarter Adjusted EBITDA of $6.9 million was 52%, or $7.4 million, below the prior year period.

Year-to-date sales of $66.7 million decreased $18.7 million, or 22%, versus the prior year period. Harvest volumes decreased 19% to 716,000 tons versus 881,000 tons in the prior year period as some planned harvests were deferred in response to soft market conditions. Average delivered prices for domestic sawtimber decreased 15% to $95.16 per ton versus $111.97 per ton in the prior year period due to weaker export markets and softer domestic demand. Average delivered pulpwood prices increased 3% to $42.90 per ton versus $41.83 per ton in the prior year period due to lower sawmill operating rates and increased competition for a limited supply of smaller-sized logs. Operating loss of $5.9 million decreased $15.4 million versus the prior year period due to lower net stumpage realizations ($12.9 million), lower volumes ($3.4 million), and higher costs ($1.5 million), partially offset by lower depletion rates ($1.6 million) and higher non-timber income ($0.8 million). Year-to-date Adjusted EBITDA of $14.0 million was 61%, or $21.8 million, below the prior year period.

NEW ZEALAND TIMBER
    Second quarter sales of $60.9 million decreased $18.0 million, or 23%, versus the prior year period. Harvest volumes decreased 4% to 673,000 tons versus 703,000 tons in the prior year period, as some planned harvests were deferred in response to soft market conditions. Average delivered prices for export sawtimber decreased 26% to $103.81 per ton versus $140.44 per ton in the prior year period, driven by increased salvage volume from Cyclone Gabrielle and weaker demand in China; however, export sawtimber net stumpage realizations were relatively flat due to significantly lower port and freight costs versus the prior year period. Average delivered prices for domestic sawtimber declined 10% to $69.29 per ton versus $76.82 per ton in the prior year period. The decrease in domestic sawtimber prices (in U.S. dollar terms) was primarily driven by the decline in the NZ$/US$ exchange rate (US$0.62 per NZ$1.00 versus US$0.66 per NZ$1.00). Excluding the impact of foreign exchange rates, domestic sawtimber prices decreased 3% versus the prior year period, reflecting weaker domestic demand and decreased competition from export markets. Operating income of $2.4 million decreased $5.6 million versus the prior year period due to lower carbon credit sales ($2.8 million), lower net stumpage realizations ($1.5 million), unfavorable foreign exchange impacts ($1.0 million), and lower volumes ($0.5 million), partially offset by lower depletion rates ($0.2 million). Second quarter Adjusted EBITDA of $8.3 million was 44%, or $6.6 million, below the prior year period.

Year-to-date sales of $105.0 million decreased $25.3 million, or 19%, versus the prior year period. Harvest volumes decreased 5% to 1,154,000 tons versus 1,217,000 tons in the prior year period, primarily due to lost production days resulting from Cyclone Gabrielle in the first quarter and deferred planned harvests in response to soft market conditions. Average delivered prices for export sawtimber decreased 21% to $107.31 per ton versus $135.13 per ton in the prior year period, driven by weaker demand in China. Average delivered prices for domestic sawtimber decreased 8% to $70.36 per ton versus $76.48 per ton in the prior year period. The decrease in domestic sawtimber prices (in U.S. dollar terms) was primarily driven by the decline in the NZ$/US$ exchange rate (US$0.62 per NZ$1.00 versus US$0.67 per NZ$1.00). Excluding the impact of foreign exchange rates, domestic sawtimber prices decreased 2% versus the prior year period, reflecting weaker domestic demand and decreased competition from export markets. Operating income of $1.7 million decreased $11.7 million versus the prior year period as a result of lower carbon credit sales ($4.1 million), a timber write-off resulting from a tropical cyclone casualty event ($2.3 million), unfavorable foreign exchange impacts ($2.0 million), lower net stumpage realizations ($1.5 million), lower volumes ($1.2 million), and higher costs ($0.8 million), partially offset by lower depletion rates ($0.2 million). Year-to-date Adjusted EBITDA of $14.4 million was 43% or $10.9 million, below the prior year period.
REAL ESTATE
Second quarter sales of $32.0 million decreased $2.4 million, or 7%, versus the prior year period, while operating income of $8.6 million decreased $2.4 million versus the prior year period. Sales and operating income decreased versus the prior year period primarily due to a lower number of acres sold (3,754 acres sold versus 4,694 acres sold in the prior year period), partially offset by a slight increase in weighted-average prices ($7,489 per acre versus $7,453 per acre in the prior year period).
Improved Development sales of $12.2 million included $6.9 million from the Heartwood development project south of Savannah, Georgia and $5.3 million from the Wildlight development project north of Jacksonville, Florida. Sales in Heartwood consisted of a 101-acre parcel for $3.0 million ($30,000 per acre) sold to a national homebuilder for the first phase of an active-adult community, two residential pod sales totaling 62 acres for $1.8 million ($29,000 per acre), and 47 finished residential lots for $2.1 million ($44,000 per lot or $258,000 per acre). Sales in Wildlight consisted of a 97-acre parcel for $5.3 million ($55,000 per acre) sold to a national homebuilder for the second phase of an active-adult community. This compares to Improved Development sales of $11.6 million in the prior year period.
Rural sales of $15.6 million consisted of 3,411 acres at an average price of $4,582 per acre. This compares to prior year period sales of $23.4 million, which consisted of 4,633 acres at an average price of $5,054 per acre.
Timberland & Non-Strategic sales of $0.3 million consisted of a 76-acre transaction for $3,344 per acre. There were no Timberland & Non-Strategic sales in the prior year period.
Second quarter Adjusted EBITDA of $20.3 million decreased $5.1 million, or 20%, versus the prior year period.
Year-to-date sales of $48.3 million decreased $20.3 million versus the prior year period, while operating income of $9.5 million decreased $11.7 million versus the prior year period. Sales and operating income decreased in the first six months primarily due to lower volumes (5,841 acres sold versus 13,428 acres sold in the prior year period), partially offset by higher weighted-average prices ($7,028 per acre versus $5,087 per acre in the prior year period). Year-to-date Adjusted EBITDA of $26.9 million decreased $23.2 million versus the prior year period.
TRADING
    Second quarter sales of $15.4 million decreased $12.3 million versus the prior year period due to lower volumes and prices. Sales volumes decreased 35% to 135,000 tons versus 209,000 tons in the prior year period. The Trading segment generated operating income of $0.1 million versus an operating loss of $0.4 million in the prior year period as improved margins more than offset reduced trading volume. Second quarter Adjusted EBITDA of $0.1 million increased $0.5 million versus the prior year period.
Year-to-date sales of $28.0 million decreased $13.2 million versus the prior year period due to lower volumes and prices. Sales volumes decreased 25% to 239,000 tons versus 320,000 tons in the prior year period. The Trading segment generated operating income of $0.4 million versus an operating loss of $0.1 million in the prior year period. Year-to-date Adjusted EBITDA of $0.4 million increased $0.5 million versus the prior year period.
OTHER ITEMS
CORPORATE AND OTHER EXPENSE / ELIMINATIONS
    Second quarter corporate and other operating expenses of $10.3 million increased $0.2 million versus the prior year period, primarily driven by higher compensation and benefits expense ($0.8 million) and higher travel and transportation costs ($0.2 million), partially offset by lower legal expenses ($0.8 million).
    Year-to-date corporate and other operating expenses of $18.9 million increased $1.3 million versus the prior year period, primarily due to higher compensation and benefits expense ($1.1 million), higher IT related expenses ($0.5 million), higher travel and transportation expense ($0.3 million) and higher other overhead expenses ($0.4 million), partially offset by lower legal expenses ($1.0 million).
INTEREST EXPENSE
    Second quarter and year-to-date interest expense of $12.4 million and $24.1 million increased $3.4 million and $6.7 million, respectively, versus the prior year period, primarily due to higher average outstanding debt and a higher weighted-average interest rate.
INTEREST AND OTHER MISCELLANEOUS INCOME (EXPENSE), NET
    Second quarter and year-to-date interest and other miscellaneous income included $11.4 million and $20.5 million, respectively, of net recoveries associated with legal settlements.
INCOME TAX EXPENSE
    Second quarter and year-to-date income tax expense of $0.2 million and $1.2 million decreased $1.1 million and $5.6 million, respectively, versus the prior year period, primarily due to lower anticipated full-year results from our New Zealand subsidiary, which is the primary driver of income tax expense.

OUTLOOK
In our Southern Timber segment, we now expect full-year harvest volumes of 7.2 to 7.4 million tons as dry weather conditions have contributed to stronger-than-expected production levels. However, we anticipate lower quarterly harvest volumes for the remainder of 2023 compared to the first half of the year. We further expect a modest decline in weighted-average net stumpage realizations during the second half of 2023 compared to the second quarter driven by geographic mix and a seasonal increase in the proportion of thinning volume. We continue to anticipate higher non-timber income for full-year 2023 as compared to full-year 2022, driven by growth in our Nature-Based Solutions businesses.
In our Pacific Northwest Timber segment, we now expect full-year harvest volumes of 1.4 to 1.5 million tons as we have deferred some planned harvests in response to soft market conditions. We anticipate modestly higher weighted-average delivered log prices in the second half of 2023 compared to the first half based on improved end-market demand and lumber prices.
In our New Zealand Timber segment, we now expect full-year harvest volumes of 2.3 to 2.5 million tons as we have deferred some planned harvest volume in response to unfavorable market conditions. Over the balance of the year, we anticipate that weighted-average delivered log prices will be modestly lower as compared to the first half of 2023, primarily due to weaker demand in both export and domestic markets as well as increased supply from Cyclone Gabrielle salvage operations. However, we expect that lower port and freight costs will partially offset these headwinds. Further, while we have tempered our full-year expectations for carbon credit sales based on significant market volatility and limited transaction activity in the first half of the year, we expect to be more active in the carbon market in the second half of the year following the recent uptick in NZU pricing in response to governmental action to stabilize the market.
In our Real Estate segment, the demand for HBU properties and timberland assets has remained remarkably strong despite the higher interest rate environment. Based on the timing of anticipated closings, we expect that second half transaction volume and operating results in the Real Estate segment will be heavily weighted to the fourth quarter.
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
SUMMARY OF LIQUIDITY AND FINANCING COMMITMENTS

	June 30,	December 31,
(millions of dollars)	2023	2022
Cash and cash equivalents	$88.4	$114.3
Total debt (a)	1,520.0	1,523.1
Noncontrolling interests in the operating partnership	77.5	105.8
Shareholders’ equity	1,838.7	1,880.7
Total capitalization (total debt plus permanent and temporary equity)	3,436.2	3,509.6
Debt to capital ratio	44%	43%
Net debt to enterprise value (b)(c)	23%	22%

(a)Total debt as of June 30, 2023 and December 31, 2022 reflects principal on long-term debt, gross of deferred financing costs and unamortized discounts.
(b)Net debt is calculated as total debt less cash and cash equivalents.
(c)Enterprise value based on market capitalization (including Rayonier, L.P. “OP” units) plus net debt based on Rayonier’s share price of $31.40 and $32.96 as of June 30, 2023 and December 31, 2022, respectively.

AT-THE-MARKET (“ATM”) EQUITY OFFERING PROGRAM
On November 4, 2022 we entered into a new distribution agreement with a group of sales agents through which we may sell common shares, from time to time, having an aggregate sales price of up to $300 million (the “2022 ATM Program”). As of June 30, 2023, $270.7 million remains available for issuance under the program.
The following table outlines common share issuances pursuant to our ATM program (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Shares of common stock issued under the ATM program	—	—	400	726,248
Average price per share sold under the ATM program	—	—	$34.03	$41.46
Gross proceeds from common shares issued under the ATM program	—	—	—	$30.1

CASH FLOWS
The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2023 and 2022:

(millions of dollars)	2023	2022
Cash provided by (used for):
Operating activities	$126.3	$148.5
Investing activities	(56.5)	(34.5)
Financing activities	(91.0)	(184.9)
CASH PROVIDED BY OPERATING ACTIVITIES
    Cash provided by operating activities decreased $22.2 million from the prior year period primarily due to lower operating results and changes in working capital.
CASH USED FOR INVESTING ACTIVITIES
    Cash used for investing activities increased $22.0 million from the prior year period due to higher timberland acquisitions ($6.1 million), higher real estate development investments ($8.7 million), higher capital expenditures ($6.5 million), and lower proceeds from other investing activities ($0.7 million).
CASH USED FOR FINANCING ACTIVITIES
    Cash used for financing activities decreased $93.9 million from the prior year period. This is primarily due to lower net repayments ($124.9 million), lower distributions to consolidated affiliates ($6.7 million), and lower distributions to noncontrolling interests in the operating partnership ($0.2 million), partially offset by lower net proceeds from the issuance of common shares under the ATM equity offering program ($32.0 million), higher dividends paid on common shares ($3.4 million), and lower proceeds from the issuance of common shares under the Company’s incentive stock plan ($2.6 million).

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

Significant long-term uses of cash include the following (in millions):

Future uses of cash (in millions)	Total	Payments Due by Period
		2023	2024-2025	2026-2027	Thereafter
Long-term debt (a)	$1,520.0	—	$21.0	$499.0	$1,000.0
Interest payments on long-term debt (b)	415.3	41.8	166.9	138.4	68.2
Operating leases — timberland (c)	181.6	5.6	16.2	14.5	145.3
Operating leases — PP&E, offices (c)	6.3	0.6	2.0	0.9	2.8
Commitments — real estate projects	40.0	22.7	7.2	2.3	7.8
Commitments — derivatives (d)	5.1	3.1	1.8	0.2	—
Commitments — environmental remediation (e)	15.3	1.2	10.0	1.2	2.9
Commitments — other (f)	11.0	0.7	10.2	0.1	—
Total	$2,194.6	$75.7	$235.3	$656.6	$1,227.0

(a)The book value of long-term debt, net of deferred financing costs and unamortized discounts, is currently recorded at $1,512.2 million on our Consolidated Balance Sheets, but upon maturity the liability will be $1,520.0 million. See Note 6 - Debt for additional information.
(b)Projected interest payments for variable-rate debt were calculated based on outstanding principal amounts and interest rates as of June 30, 2023.
(c)Excludes anticipated renewal options.
(d)Commitments — derivatives represent payments expected to be made on derivative financial instruments (foreign exchange contracts). See Note 7 — Derivative Financial Instruments and Hedging Activities for additional information.
(e)Commitments — environmental remediation represents our estimate of potential liability associated with environmental contamination and Natural Resource Damages in Port Gamble, Washington. See Note 10 - Environmental and Natural Resource Damage Liabilities for additional information.
(f)Commitments — other includes $8.9 million related to pension plan termination. See Note 15 - Employee Benefit Plans for additional information.

We expect to fund future uses of cash with a combination of existing cash balances, cash generated by operating activities, the remaining issuances available under the Company’s ATM Program, Large Dispositions and the use of our revolving credit facilities. We believe we have sufficient sources of funding to meet our business requirements for the next 12 months and in the longer term.

EXPECTED 2023 EXPENDITURES
Capital expenditures in 2023 are expected to be between $83 million and $87 million, excluding any strategic timberland acquisitions we may make. Capital expenditures are expected to primarily consist of seedling planting, fertilization and other silvicultural activities, property taxes, lease payments, allocated overhead and other capitalized costs. Aside from capital expenditures, we may also acquire timberland as we actively evaluate acquisition opportunities.
We anticipate real estate development investments in 2023 to be between $22 million and $25 million, net of reimbursements from community development bonds. Expected real estate development investments are primarily related to Wildlight, our mixed-use community development project located north of Jacksonville, Florida and Heartwood, our mixed-use development project located in Richmond Hill just south of Savannah, Georgia.
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
Full-year 2023 cash tax payments are expected to be between $3.5 million and $5.5 million, primarily related to the New Zealand subsidiary.
OFF-BALANCE SHEET ARRANGEMENTS
We utilize off-balance sheet arrangements to provide credit support for certain suppliers and vendors in case of their default on critical obligations, and collateral for outstanding claims under our previous workers’

compensation self-insurance programs. These arrangements consist of standby letters of credit and surety bonds. As part of our ongoing operations, we also periodically issue guarantees to third parties. Off-balance sheet arrangements are not considered a source of liquidity or capital resources and do not expose us to material risks or material unfavorable financial impacts. See Note 11 — Guarantees for details on the letters of credit and surety bonds as of June 30, 2023.
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
The summarized balance sheet information for the consolidated obligor group of debt issued by Rayonier, L.P. for the six months ended June 30, 2023 and year ended December 31, 2022 are provided in the table below:

(in millions)	June 30, 2023	December 31, 2022
Current assets	$85.3	$112.2
Non-current assets	121.0	122.8
Current liabilities	18.9	19.8
Non-current liabilities	2,118.0	2,001.9
Due to non-guarantors	642.7	520.4
The summarized results of operations information for the consolidated obligor group of debt issued by Rayonier, L.P. for the six months ended June 30, 2023 and year ended December 31, 2022 are provided in the table below:

(in millions)	June 30, 2023	December 31, 2022
Cost and expenses	($15.8)	($28.9)
Operating loss	(15.8)	(28.9)
Net loss	(33.9)	(54.3)
Revenue from non-guarantors	387.9	977.9

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
Management uses Adjusted EBITDA as a performance measure. Adjusted EBITDA is a non-GAAP measure that management uses to make strategic decisions about the business and that investors can use to evaluate the operational performance of the assets under management. It excludes specific items that management believes are not indicative of the Company’s ongoing operating results. We define Adjusted EBITDA as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of land and improved development, non-operating income and expense, timber write-offs resulting from casualty events and Large Dispositions.
We reconcile Adjusted EBITDA to Net Income for the consolidated Company and to Operating Income for the segments, as those are the most comparable GAAP measures for each. The following table provides a reconciliation of Net Income to Adjusted EBITDA for the respective periods (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net Income to Adjusted EBITDA Reconciliation
Net Income	$19.1	$25.3	$26.5	$56.3
Interest, net and miscellaneous income	12.3	8.9	23.6	17.1
Income tax expense	0.2	1.3	1.3	6.8
Depreciation, depletion and amortization	39.7	35.8	77.3	83.2
Non-cash cost of land and improved development	9.4	11.8	13.6	17.1
Non-operating (income) expense (a)	(11.5)	—	(20.6)	0.6
Timber write-off resulting from a casualty event (b)	—	—	2.3	—
Adjusted EBITDA	$69.2	$83.0	$124.0	$181.1

(a)The three and six months ended June 30, 2023 includes $11.4 million and $20.5 million, respectively, of net recoveries associated with legal settlements.
(b)Timber write-off resulting from a casualty event includes the write-off of merchantable and pre-merchantable timber volume damaged by a casualty event which cannot be salvaged.

The following tables provide a reconciliation of Operating Income by segment to Adjusted EBITDA by segment for the respective periods (in millions of dollars):

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
June 30, 2023
Operating income (loss)	$21.7	($2.4)	$2.4	$8.6	$0.1	($10.3)	$20.1
Depreciation, depletion and amortization	21.9	9.2	5.9	2.2	—	0.4	39.7
Non-cash cost of land and improved development	—	—	—	9.4	—	—	9.4
Adjusted EBITDA	$43.6	$6.9	$8.3	$20.3	$0.1	($9.9)	$69.2

June 30, 2022
Operating income (loss)	$24.1	$2.9	$8.0	$11.0	($0.4)	($10.1)	$35.5
Depreciation, depletion and amortization	14.7	11.3	6.9	2.6	—	0.3	35.8
Non-cash cost of land and improved development	—	—	—	11.8	—	—	11.8
Adjusted EBITDA	$38.7	$14.3	$14.9	$25.4	($0.4)	($9.8)	$83.0

Six Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
June 30, 2023
Operating income (loss)	$43.9	($5.9)	$1.7	$9.5	$0.4	($18.9)	$30.7
Timber write-off resulting from a casualty event (a)	—	—	2.3	—	—	—	2.3
Depreciation, depletion and amortization	42.5	19.9	10.4	3.7	—	0.8	77.3
Non-cash cost of land and improved development	—	—	—	13.6	—	—	13.6
Adjusted EBITDA	$86.4	$14.0	$14.4	$26.9	$0.4	($18.1)	$124.0

June 30, 2022
Operating income (loss)	$54.4	$9.5	$13.4	$21.2	($0.1)	($17.7)	$80.8
Depreciation, depletion and amortization	32.7	26.2	11.9	11.7	—	0.6	83.2
Non-cash cost of land and improved development	—	—	—	17.1	—	—	17.1
Adjusted EBITDA	$87.1	$35.8	$25.3	$50.1	($0.1)	($17.0)	$181.1

(a)Timber write-off resulting from a casualty event includes the write-off of merchantable and pre-merchantable timber volume damaged by a casualty event which cannot be salvaged.

The following table provides a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Six Months Ended June 30,
	2023	2022
Cash provided by operating activities	$126.3	$148.5
Capital expenditures (a)	(36.8)	(30.3)
Working capital and other balance sheet changes	(26.8)	1.3
CAD	$62.7	$119.5
Mandatory debt repayments	—	(0.6)
CAD after mandatory debt repayments	$62.7	$118.9

Cash used for investing activities	($56.5)	($34.5)
Cash used for financing activities	($91.0)	($184.9)

(a)    Capital expenditures exclude timberland acquisitions of $9.3 million and $3.2 million during the six months ended June 30, 2023 and June 30, 2022, respectively.
The following table provides supplemental cash flow data (in millions of dollars):

	Six Months Ended June 30,
	2023	2022
Purchase of timberlands	($9.3)	($3.2)
Real Estate Development Investments	(14.8)	(6.0)
Distributions to noncontrolling interests in consolidated affiliates	—	(6.7)
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
Interest Rate Risk
    Due to the discontinuation of LIBOR on June 30, 2023, we amended our outstanding variable rate debt agreements and active interest rate swaps to change the interest rate benchmark from LIBOR to Daily Simple SOFR in December 2022. In March 2023, we modified our benchmark rates from LIBOR to Daily Simple SOFR for our forward-starting interest rates swaps. We are exposed to interest rate risk through our variable rate debt due to changes in SOFR. However, we use interest rate swaps to manage our exposure to interest rate movements on our term credit agreements by swapping existing and anticipated future borrowings from floating rates to fixed rates. As of June 30, 2023, we had $1 billion of U.S. long-term variable rate debt outstanding on our term credit agreements.
The notional amount of outstanding interest rate swap contracts with respect to our term credit agreements at June 30, 2023 was $850 million. The $350 million 2015 Term Loan Facility matures in April 2028, with the associated interest rate swaps maturing in August 2024. We have entered into forward starting interest rate swaps to cover $200 million of the 2015 Term Loan Facility through the extended maturity date. The 2016 Incremental Term Loan Facility and associated interest rate swaps mature in May 2026, and the 2021 Incremental Term Loan Facility and associated interest rate swaps mature in June 2029. We have entered into an interest rate swap agreement to cover $100 million of borrowings under the 2022 Incremental Term Loan Facility through the maturity date in December 2027. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in a corresponding increase/decrease in interest payments and expense of approximately $1.5 million over a 12-month period.
    The fair market value of our fixed interest rate debt is also subject to interest rate risk. The estimated fair value of our fixed rate debt at June 30, 2023 was $429.2 million compared to the $520.0 million principal amount. We use interest rates of debt with similar terms and maturities to estimate the fair value of our debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at June 30, 2023 would result in a corresponding decrease/increase in the fair value of our fixed rate debt of approximately $25 million and $27 million, respectively.
    We estimate the periodic effective interest rate on our long-term fixed and variable rate debt to be approximately 3.1% after consideration of interest rate swaps and estimated patronage refunds, excluding unused commitment fees on the revolving credit facility.

    The following table summarizes our outstanding debt, interest rate swaps and average interest rates, by year of expected maturity and their fair values at June 30, 2023:

(Dollars in thousands)	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Variable rate debt:
Principal amounts	—	—	—	$200,000	$250,000	$550,000	$1,000,000	$1,000,000
Average interest rate (a)(b)	—	—	—	6.81%	6.76%	6.74%	6.76%
Fixed rate debt:
Principal amounts	—	—	$21,009	$24,511	$24,511	$450,000	$520,031	$429,173
Average interest rate (b)	—	—	2.95%	3.64%	6.48%	2.75%	2.98%
Interest rate swaps:
Notional amount	—	$350,000	—	$200,000	$100,000	$200,000	$850,000	$59,192
Average pay rate (b)	—	2.18%	—	1.50%	3.72%	0.67%	1.85%
Average receive rate (b)	—	5.06%	—	5.06%	5.06%	5.06%	5.06%
Forward-starting interest rate swaps
Notional amount	—	—	—	—	—	$200,000	$200,000	$13,441
Average pay rate (b)	—	—	—	—	—	1.37%	1.37%
Average receive rate (b)	—	—	—	—	—	5.06%	5.06%

(a)    Excludes estimated patronage refunds.
(b)    Interest rates as of June 30, 2023.

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
Foreign Exchange Exposure
    At June 30, 2023, the New Zealand subsidiary had foreign currency exchange contracts with a notional amount of $124.6 million and foreign currency option contracts with a notional amount of $82.0 million outstanding related to foreign export sales. The amount hedged represents a portion of forecasted U.S. dollar denominated export timber and log trading sales proceeds over the next 36 months and next 2 months, respectively.
    The following table summarizes our outstanding foreign currency exchange rate risk contracts at June 30, 2023:

(Dollars in thousands)	0-1 months	1-2 months	2-3 months	3-6 months	6-12 months	12-18 months	18-24 months	24-36 months	Total	Fair Value
Foreign exchange contracts to sell U.S. dollar for New Zealand dollar
Notional amount	$7,000	$7,100	$7,000	$18,000	$32,000	$23,000	$8,500	$22,000	$124,600	($4,541)
Average contract rate	1.5027	1.4881	1.5110	1.5230	1.5812	1.6363	1.7140	1.6366	1.5881

Foreign currency option contracts to sell U.S. dollar for New Zealand dollar
Notional amount	$2,000	$2,000	$2,000	$6,000	$6,000	$20,000	$24,000	$20,000	$82,000	($312)
Average strike price	1.4769	1.4795	1.4924	1.5053	1.5684	1.6416	1.6602	1.7236	1.6401

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
Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of June 30, 2023.
In the quarter ended June 30, 2023, based upon the evaluation required by Rule 13a-15(d) under the Exchange Act, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

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
Based on an evaluation of the Operating Partnership’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, management, including Rayonier’s Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of June 30, 2023.
In the quarter ended June 30, 2023, based upon the evaluation required by Rule 13a-15(d) under the Exchange Act, there were no changes in internal controls over financial reporting that would materially affect or are reasonably likely to materially affect internal controls over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

The information set forth in Note 9 — Contingencies and in Note 10 – Environmental and Natural Resource Damage Liabilities in the “Notes to Consolidated Financial Statements” under Item 1 of Part I of this report is incorporated herein by reference.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Rayonier Inc.
REGISTERED SALES OF EQUITY SECURITIES

From time to time, the Company may issue its common shares in exchange for units in the Operating Partnership. Such shares are issued based on an exchange ratio of one common share for each unit in the Operating Partnership. During the quarter ended June 30, 2023, the Company issued 10,103 common shares in exchange for an equal number of units in the Operating Partnership pursuant to the agreement of the Operating Partnership.
ISSUER PURCHASES OF EQUITY SECURITIES

In February 2016, the Board of Directors approved the repurchase of up to $100 million of Rayonier’s common shares (the “share repurchase program”) to be made at management’s discretion. The program has no time limit and may be suspended or discontinued at any time. There were no shares repurchased under this program in the second quarter of 2023. As of June 30, 2023, there was $87.7 million, or approximately 2,793,900 shares based on the period-end closing stock price of $31.40, remaining under this program.
The following table provides information regarding our purchases of Rayonier common shares during the quarter ended June 30, 2023:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (c)
April 1 to April 30	125,979	$32.71	—	2,797,463
May 1 to May 31	527	30.07	—	2,992,103
June 1 to June 30	282	29.96	—	2,793,900
Total	126,788		—

(a)Includes 126,788 shares repurchased to satisfy tax withholding requirements related to the vesting of shares under the Rayonier Incentive Stock Plan. The price per share surrendered is based on the closing price of the Company’s common shares on the respective vesting dates of the awards.
(b)Purchases made in open-market transactions under the $100 million share repurchase program announced on February 10, 2016.
(c)Maximum number of shares authorized to be purchased under the share repurchase program at the end of April, May and June are based on month-end closing stock prices of $31.36, $29.32 and $31.40, respectively.

Rayonier, L.P.
UNREGISTERED SALES OF EQUITY SECURITIES

There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended June 30, 2023.
ISSUER PURCHASES OF EQUITY SECURITIES

Pursuant to the Operating Partnership’s limited partnership agreement, limited partners have the right to redeem their units in the Operating Partnership for cash, or at our election, shares of Rayonier Common Stock on a one-for-one basis. During the quarter ended June 30, 2023, 10,103 units in the Operating Partnership held by limited partners were redeemed in exchange for shares of Rayonier Common Stock.

Item 5.    OTHER INFORMATION
Changes to Procedures for Recommending Director Nominees

On July 21, 2023, our Board of Directors adopted amendments to our Bylaws (as amended, the “Bylaws”), which became effective immediately upon adoption. The Board adopted the amendments to the Bylaws primarily to update certain procedural requirements in accordance with the new universal proxy rules adopted by the SEC. Specifically, in addition to other ministerial changes, the amendments to the Bylaws:
•update certain procedural mechanics and disclosure requirements for shareholder nominations of directors made in connection with annual and special meetings of shareholders to address rules related to the use of universal proxy cards adopted by the SEC under new Rule 14a-19;
•provide that shareholders must give advance notice to the Company of nominations to be brought before an annual meeting of not less than 90 days nor more than 120 days prior to the first anniversary of the preceding year’s annual meeting of shareholders to align the Rule 14a-19 nomination process with the Company’s nomination deadline for non-Rule 14a-19 nominations;
•update certain procedural mechanics related to the conduct of business at any meeting of shareholders; and
•require shareholders directly or indirectly soliciting proxies from other shareholders to use a proxy card color other than white.
The foregoing description of the changes implemented by the amendments to the Bylaws is qualified in its entirety by reference to the full text of the Bylaws, a copy of which is filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
Insider Trading Arrangements and Policies

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2023, as such terms are defined under item 408(a) of Regulation S-K.

Item 6.    EXHIBITS

3.1	Bylaws of Rayonier, Inc, as amended through July 21, 2023	Incorporated by reference to Exhibit 3.1 to the Registrant’s July 26, 2023 Form 8-K
10.1	2023 Rayonier Incentive Stock Plan*	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8, filed on May 18, 2023
22.1	List of Guarantor Subsidiaries	Incorporated by reference to Exhibit 22.1 to the Registrant’s June 30, 2022 Form 10-Q
31.1	Rayonier Inc. - Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Rayonier Inc. - Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.3	Rayonier, L.P. - Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.4	Rayonier, L.P. - Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Rayonier Inc. - Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Rayonier, L.P. - Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following financial information from Rayonier Inc. and Rayonier, L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023, formatted in Extensible Business Reporting Language (“XBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income for the Three and Six Months Ended June 30, 2023 and 2022 of Rayonier Inc.; (ii) the Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 of Rayonier Inc.; (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the Six Months Ended June 30, 2023 and 2022 of Rayonier Inc.; (iv) the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2023 and 2022 of Rayonier Inc.; (v) the Consolidated Statements of Income and Comprehensive Income for the Three and Six Months Ended June 30, 2023 and 2022 of Rayonier, L.P.; (vi) the Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 of Rayonier, L.P.; (vii) the Consolidated Statements of Changes in Capital for the Six Months Ended June 30, 2023 and 2022 of Rayonier, L.P.; (viii) the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2023 and 2022 of Rayonier, L.P.; and (ix) the Notes to Consolidated Financial Statements of Rayonier Inc. and Rayonier, L.P.
Filed herewith
104	The cover page from the Company’s Quarterly Report on Form 10-Q from the quarter ended June 30, 2023, formatted in Inline XBRL (included as Exhibit 101).	Filed herewith

* Management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER INC.

By:	/s/ APRIL TICE
April Tice Vice President and Chief Accounting Officer (Duly Authorized Officer, Principal Accounting Officer)
Date: August 4, 2023

RAYONIER, L.P.

By: RAYONIER INC., its sole general partner

By:	/s/ APRIL TICE
April Tice Vice President and Chief Accounting Officer (Duly Authorized Officer, Principal Accounting Officer)
Date: August 4, 2023