Form 10-Q
period 2023-09-30
RAYONIER INC; Rayonier, L.P.
filed 2023-11-03
CIK 52827, 1806931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Rayonier Inc.    Yes ☐        No  ☒    Rayonier, L.P.    Yes ☐        No  ☒
As of October 27, 2023, Rayonier Inc. had 148,292,759 Common Shares outstanding. As of October 27, 2023, Rayonier, L.P. had 2,447,848 Units outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarterly period ended September 30, 2023 of Rayonier Inc., a North Carolina corporation, and Rayonier, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Rayonier” or “the Company” mean Rayonier Inc. and references to the “Operating Partnership” mean Rayonier, L.P. References to “we,” “us,” and “our” mean collectively Rayonier Inc., the Operating Partnership and entities/subsidiaries owned or controlled by Rayonier Inc. and/or the Operating Partnership.

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

As of September 30, 2023, the Company owned a 98.4% interest in the Operating Partnership, with the remaining 1.6% interest owned by limited partners of the Operating Partnership. As the sole general partner of the Operating Partnership, Rayonier Inc. has exclusive control of the day-to-day management of the Operating Partnership.

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
•A separate Part II, Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities section related to each reporting entity; and
•Separate Exhibit 31 and 32 certifications for each reporting entity within Part II, Item 6.

i

PART I.        FINANCIAL INFORMATION

Item 1.         Financial Statements

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
SALES (NOTE 3)	$201,579	$195,287	$589,526	$663,674
Costs and Expenses
Cost of sales	(145,622)	(152,079)	(463,197)	(507,381)
Selling and general expenses	(18,947)	(16,886)	(54,677)	(49,002)
Other operating (expense) income, net (Note 14)	(1,654)	14,581	(5,571)	14,398
	(166,223)	(154,384)	(523,445)	(541,985)
OPERATING INCOME	35,356	40,903	66,081	121,689
Interest expense, net	(12,598)	(9,056)	(36,755)	(26,476)
Interest and other miscellaneous income, net	529	1,252	21,725	990
INCOME BEFORE INCOME TAXES	23,287	33,099	51,051	96,203
Income tax expense (Note 16)	(547)	(1,238)	(1,777)	(8,056)
NET INCOME	22,740	31,861	49,274	88,147
Less: Net income attributable to noncontrolling interests in the operating partnership	(320)	(455)	(811)	(1,670)
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(3,183)	(10,828)	(1,902)	(12,478)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	19,237	20,578	46,561	73,999
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of income tax effect of $0, $0, $0 and $0	(4,413)	(25,392)	(17,350)	(55,220)
Cash flow hedges, net of income tax effect of $75, $2,488, $322 and $5,677	7,379	20,147	7,002	66,329
Amortization of pension and postretirement plans, net of income tax expense of $0, $0, $0 and $0	2	188	4	564
Total other comprehensive income (loss)	2,968	(5,057)	(10,344)	11,673
COMPREHENSIVE INCOME	25,708	26,804	38,930	99,820
Less: Comprehensive income attributable to noncontrolling interests in the operating partnership	(373)	(490)	(592)	(2,147)
Less: Comprehensive income attributable to noncontrolling interests in consolidated affiliates	(2,906)	(8,029)	(884)	(6,670)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$22,429	$18,285	$37,454	$91,003
EARNINGS PER COMMON SHARE (NOTE 5)
Basic earnings per share attributable to Rayonier Inc.	$0.13	$0.14	$0.31	$0.51
Diluted earnings per share attributable to Rayonier Inc.	$0.13	$0.14	$0.31	$0.50

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$107,784	$114,255
Trade receivables, less allowance for doubtful accounts of $217 and $74	31,447	27,837
Other receivables	9,894	14,701
Inventory (Note 13)	33,139	23,729
Prepaid expenses	20,415	20,573
Assets held for sale (Note 19)	18,320	713
Other current assets	1,929	573
Total current assets	222,928	202,381
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	3,138,136	3,230,904
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 12)	106,657	115,097
PROPERTY, PLANT AND EQUIPMENT
Land	6,453	6,453
Buildings	30,121	31,020
Machinery and equipment	6,581	6,568
Construction in progress	1,331	653
Total property, plant and equipment, gross	44,486	44,694
Less — accumulated depreciation	(18,478)	(17,505)
Total property, plant and equipment, net	26,008	27,189
RESTRICTED CASH (NOTE 18)	1,804	1,152
RIGHT-OF-USE ASSETS	92,736	97,167
OTHER ASSETS	119,480	115,481
TOTAL ASSETS	$3,707,749	$3,789,371
LIABILITIES, NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$25,960	$22,100
Accrued taxes	8,920	3,734
Accrued payroll and benefits	10,443	12,564
Accrued interest	10,605	5,920
Deferred revenue	23,835	22,762
Other current liabilities	30,856	28,247
Total current liabilities	110,619	95,327
LONG-TERM DEBT, NET (NOTE 6)	1,511,470	1,514,721
PENSION AND OTHER POSTRETIREMENT BENEFITS (NOTE 15)	8,356	8,510
LONG-TERM LEASE LIABILITY	85,111	88,756
LONG-TERM DEFERRED REVENUE	11,317	6,895
OTHER NON-CURRENT LIABILITIES	78,744	88,687
CONTINGENCIES (NOTE 9)
NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP (NOTE 4)	69,820	105,763
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 shares authorized, 148,287,338 and 147,282,631 shares issued and outstanding	1,493,511	1,462,945
Retained earnings	295,096	366,637
Accumulated other comprehensive income (Note 17)	27,504	35,813
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,816,111	1,865,395
Noncontrolling interests in consolidated affiliates (Note 4)	16,201	15,317
TOTAL SHAREHOLDERS’ EQUITY	1,832,312	1,880,712
TOTAL LIABILITIES, NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND SHAREHOLDERS’ EQUITY	$3,707,749	$3,789,371

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

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests in Consolidated Affiliates	Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2023	148,268,443	$1,489,696	$311,429	$24,295	$13,295	$1,838,715
Net income	—	—	19,557	—	3,183	22,740
Net income attributable to noncontrolling interests in the operating partnership	—	—	(320)	—	—	(320)
Dividends ($0.285 per share) (a)	—	—	(42,460)	—	—	(42,460)
Issuance of shares under incentive stock plans	3,959	—	—	—	—	—
Stock-based compensation	—	3,365	—	—	—	3,365
Repurchase of common shares	(968)	(29)	—	—	—	(29)
Adjustment of noncontrolling interests in the operating partnership	—	—	6,890	—	—	6,890
Conversion of common units to common shares	15,904	479	—	—	—	479
Amortization of pension and postretirement plan liabilities	—	—	—	2	—	2
Foreign currency translation adjustment	—	—	—	(4,180)	(233)	(4,413)
Cash flow hedges	—	—	—	7,423	(44)	7,379
Allocation of other comprehensive income to noncontrolling interests in the operating partnership	—	—	—	(36)	—	(36)
Balance, September 30, 2023	148,287,338	$1,493,511	$295,096	$27,504	$16,201	$1,832,312

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

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$49,274	$88,147
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	114,281	114,221
Non-cash cost of land and improved development	20,189	20,289
Stock-based incentive compensation expense	10,201	9,844
Deferred income taxes	(2,855)	(6,678)
Amortization of losses from pension and postretirement plans	4	564
Timber write-offs resulting from casualty events	2,302	1,088
Other	7,822	(2,854)
Changes in operating assets and liabilities:
Receivables	251	(12,845)
Inventories	(1,190)	(6,238)
Accounts payable	3,630	6,833
All other operating activities	5,027	(2,482)
CASH PROVIDED BY OPERATING ACTIVITIES	208,936	209,889
INVESTING ACTIVITIES
Capital expenditures	(53,128)	(48,211)
Real estate development investments	(18,757)	(10,935)
Purchase of timberlands	(13,988)	(3,242)
Other	6,197	6,531
CASH USED FOR INVESTING ACTIVITIES	(79,676)	(55,857)
FINANCING ACTIVITIES
Issuance of debt	—	406,842
Repayment of debt	—	(531,842)
Dividends paid on common shares	(127,587)	(123,619)
Distributions to noncontrolling interests in the operating partnership	(2,265)	(2,754)
Proceeds from the issuance of common shares under incentive stock plan	—	2,580
Proceeds from the issuance of common shares under the “at-the-market” (ATM) equity offering program, net of commissions and offering costs	(82)	31,877
Repurchase of common shares to pay withholding taxes on vested incentive stock awards	(4,217)	(4,225)
Distributions to noncontrolling interests in consolidated affiliates	—	(16,472)
CASH USED FOR FINANCING ACTIVITIES	(134,151)	(237,613)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(928)	(6,038)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	(5,819)	(89,619)
Balance, beginning of year	115,407	369,139
Balance, end of period	$109,588	$279,520

	Nine Months Ended September 30,
	2023	2022
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest (a)	$31,556	$24,161
Income taxes (b)	4,651	14,627
Non-cash investing activity:
Capital assets purchased on account	5,161	4,882
Non-cash financing activity:
Noncontrolling interests in consolidated affiliates redemption of shares (c)	—	27,860

(a)Interest paid is presented net of patronage payments received of $6.2 million and $6.0 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. For additional information on patronage payments, see Note 7 — Debt in the 2022 Form 10-K.
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
See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
SALES (NOTE 3)	$201,579	$195,287	$589,526	$663,674
Costs and Expenses
Cost of sales	(145,622)	(152,079)	(463,197)	(507,381)
Selling and general expenses	(18,947)	(16,886)	(54,677)	(49,002)
Other operating (expense) income, net (Note 14)	(1,654)	14,581	(5,571)	14,398
	(166,223)	(154,384)	(523,445)	(541,985)
OPERATING INCOME	35,356	40,903	66,081	121,689
Interest expense, net	(12,598)	(9,056)	(36,755)	(26,476)
Interest and other miscellaneous income, net	529	1,252	21,725	990
INCOME BEFORE INCOME TAXES	23,287	33,099	51,051	96,203
Income tax expense (Note 16)	(547)	(1,238)	(1,777)	(8,056)
NET INCOME	22,740	31,861	49,274	88,147
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(3,183)	(10,828)	(1,902)	(12,478)
NET INCOME ATTRIBUTABLE TO RAYONIER, L.P. UNITHOLDERS	19,557	21,033	47,372	75,669
NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
Limited Partners	19,361	20,823	46,898	74,912
General Partners	196	210	474	757
Net income attributable to unitholders	19,557	21,033	47,372	75,669
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of income tax effect of $0, $0, $0 and $0	(4,413)	(25,392)	(17,350)	(55,220)
Cash flow hedges, net of income tax effect of $75, $2,488, $322 and $5,677	7,379	20,147	7,002	66,329
Amortization of pension and postretirement plans, net of income tax expense of $0, $0, $0 and $0	2	188	4	564
Total other comprehensive income (loss)	2,968	(5,057)	(10,344)	11,673
COMPREHENSIVE INCOME	25,708	26,804	38,930	99,820
Less: Comprehensive income attributable to noncontrolling interests in consolidated affiliates	(2,906)	(8,029)	(884)	(6,670)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER, L.P. UNITHOLDERS	$22,802	$18,775	$38,046	$93,150
EARNINGS PER UNIT (NOTE 5)
Basic earnings per unit attributable to Rayonier, L.P.	$0.13	$0.14	$0.31	$0.51
Diluted earnings per unit attributable to Rayonier, L.P.	$0.13	$0.14	$0.31	$0.50

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$107,784	$114,255
Trade receivables, less allowance for doubtful accounts of $217 and $74	31,447	27,837
Other receivables	9,894	14,701
Inventory (Note 13)	33,139	23,729
Prepaid expenses	20,415	20,573
Assets held for sale (Note 19)	18,320	713
Other current assets	1,929	573
Total current assets	222,928	202,381
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	3,138,136	3,230,904
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 12)	106,657	115,097
PROPERTY, PLANT AND EQUIPMENT
Land	6,453	6,453
Buildings	30,121	31,020
Machinery and equipment	6,581	6,568
Construction in progress	1,331	653
Total property, plant and equipment, gross	44,486	44,694
Less — accumulated depreciation	(18,478)	(17,505)
Total property, plant and equipment, net	26,008	27,189
RESTRICTED CASH (NOTE 18)	1,804	1,152
RIGHT-OF-USE ASSETS	92,736	97,167
OTHER ASSETS	119,480	115,481
TOTAL ASSETS	$3,707,749	$3,789,371
LIABILITIES, REDEEMABLE OPERATING PARTNERSHIP UNITS AND CAPITAL
CURRENT LIABILITIES
Accounts payable	$25,960	$22,100
Accrued taxes	8,920	3,734
Accrued payroll and benefits	10,443	12,564
Accrued interest	10,605	5,920
Deferred revenue	23,835	22,762
Other current liabilities	30,856	28,247
Total current liabilities	110,619	95,327
LONG-TERM DEBT, NET (NOTE 6)	1,511,470	1,514,721
PENSION AND OTHER POSTRETIREMENT BENEFITS (NOTE 15)	8,356	8,510
LONG-TERM LEASE LIABILITY	85,111	88,756
LONG-TERM DEFERRED REVENUE	11,317	6,895
OTHER NON-CURRENT LIABILITIES	78,744	88,687
CONTINGENCIES (NOTE 9)
REDEEMABLE OPERATING PARTNERSHIP UNITS (NOTE 4) 2,453,269 and 3,208,827 Units outstanding, respectively	69,820	105,763
CAPITAL
General partners’ capital	17,852	18,251
Limited partners’ capital	1,767,335	1,806,895
Accumulated other comprehensive income (Note 17)	30,924	40,249
TOTAL CONTROLLING INTEREST CAPITAL	1,816,111	1,865,395
Noncontrolling interests in consolidated affiliates (Note 4)	16,201	15,317
TOTAL CAPITAL	1,832,312	1,880,712
TOTAL LIABILITIES, REDEEMABLE OPERATING PARTNERSHIP UNITS AND CAPITAL	$3,707,749	$3,789,371

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Unaudited)
(Dollars in thousands, except share data)

	Units		Accumulated Other Comprehensive Income	Noncontrolling Interests in Consolidated Affiliates	Total Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance, January 1, 2023	$18,251	$1,806,895	$40,249	$15,317	$1,880,712
Net income (loss)	85	8,389	—	(1,037)	7,437
Distributions on units ($0.285 per unit)	(431)	(42,602)	—	—	(43,033)
Issuance of units under the “at-the-market” equity offering, net of commissions and offering costs of $24	—	(10)	—	—	(10)
Stock-based compensation	25	2,474	—	—	2,499
Repurchase of units	—	(41)	—	—	(41)
Adjustment of Redeemable Operating Partnership Units	(6)	(573)	—	—	(579)
Conversion of units into common shares	239	23,642	—	—	23,881
Amortization of pension and postretirement plan liabilities	—	—	1	—	1
Foreign currency translation adjustment	—	—	(3,552)	(181)	(3,733)
Cash flow hedges	—	—	(12,504)	185	(12,319)
Balance, March 31, 2023	$18,163	$1,798,174	$24,194	$14,284	$1,854,815
Net income	193	19,148	—	(245)	19,096
Distributions on units ($0.285 per unit)	(429)	(42,555)	—	—	(42,984)
Costs associated with the “at-the-market” (ATM) equity offering program	(1)	(70)	—	—	(71)
Stock-based compensation	43	4,293	—	—	4,336
Repurchase of units	(41)	(4,106)	—	—	(4,147)
Adjustment of Redeemable Operating Partnership Units	46	4,579	—	—	4,625
Conversion of units into common shares	3	301	—	—	304
Amortization of pension and postretirement plan liabilities	—	—	2	—	2
Foreign currency translation adjustment	—	—	(8,790)	(413)	(9,203)
Cash flow hedges	—	—	12,273	(331)	11,942
Balance, June 30, 2023	$17,977	$1,779,764	$27,679	$13,295	$1,838,715
Net income	196	19,361	—	3,183	22,740
Distributions on units ($0.285 per unit)	(432)	(42,727)	—	—	(43,159)
Stock-based compensation	34	3,331	—	—	3,365
Repurchase of units	—	(29)	—	—	(29)
Adjustment of Redeemable Operating Partnership Units	72	7,161	—	—	7,233
Conversion of units into common shares	5	474	—	—	479
Amortization of pension and postretirement plan liabilities	—	—	2	—	2
Foreign currency translation adjustment	—	—	(4,180)	(233)	(4,413)
Cash flow hedges	—	—	7,423	(44)	7,379
Balance, September 30, 2023	$17,852	$1,767,335	$30,924	$16,201	$1,832,312

	Units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Affiliates	Total Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance, January 1, 2022	$17,872	$1,769,367	($15,463)	$43,802	$1,815,578
Net income	300	29,686	—	1,012	30,998
Distributions on units ($0.27 per unit)	(408)	(40,388)	—	—	(40,796)
Issuance of units under the “at-the-market” equity offering, net of commissions and offering costs of $339	298	29,473	—	—	29,771
Issuance of units under incentive stock plans	4	411	—	—	415
Stock-based compensation	28	2,769	—	—	2,797
Repurchase of units	(2)	(212)	—	—	(214)
Adjustment of Redeemable Operating Partnership Units	(25)	(2,496)	—	—	(2,521)
Conversion of units into common shares	1	103	—	—	104
Amortization of pension and postretirement plan liabilities	—	—	188	—	188
Foreign currency translation adjustment	—	—	5,668	790	6,458
Cash flow hedges	—	—	39,822	605	40,427
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,566)	(1,566)
Balance, March 31, 2022	$18,068	$1,788,713	$30,215	$44,643	$1,881,639
Net income	246	24,404	—	637	25,287
Distributions on units ($0.285 per unit)	(430)	(42,612)	—	—	(43,042)
Costs associated with the “at-the-market” (ATM) equity offering program	(1)	(62)	—	—	(63)
Issuance of units under incentive stock plans	20	1,963	—	—	1,983
Stock-based compensation	44	4,368	—	—	4,412
Repurchase of units	(40)	(3,951)	—	—	(3,991)
Adjustment of Redeemable Operating Partnership Units	124	12,261	—	—	12,385
Conversion of units into common shares	—	42	—	—	42
Amortization of pension and postretirement plan liabilities	—	—	188	—	188
Foreign currency translation adjustment	—	—	(34,373)	(1,912)	(36,285)
Cash flow hedges	—	—	8,247	(2,492)	5,755
Noncontrolling interests in consolidated affiliates redemption of shares	—	—	—	(27,860)	(27,860)
Balance, June 30, 2022	$18,031	$1,785,126	$4,277	$13,016	$1,820,450
Net income	210	20,823	—	10,828	31,861
Distributions on units ($0.285 per unit)	(430)	(42,537)	—	—	(42,967)
Costs associated with the “at-the-market” (ATM) equity offering program	(1)	(37)	—	—	(38)
Issuance of units under incentive stock plans	—	19	—	—	19
Stock-based compensation	27	2,609	—	—	2,636
Repurchase of units	—	(20)	—	—	(20)
Adjustment of Redeemable Operating Partnership Units	239	23,633	—	—	23,872
Conversion of units into common shares	37	3,659	—	—	3,696
Amortization of pension and postretirement plan liabilities	—	—	188	—	188
Foreign currency translation adjustment	—	—	(24,065)	(1,327)	(25,392)
Cash flow hedges	—	—	21,619	(1,472)	20,147
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(9,789)	(9,789)
Balance, September 30, 2022	$18,113	$1,793,275	$2,019	$11,256	$1,824,663
See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$49,274	$88,147
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	114,281	114,221
Non-cash cost of land and improved development	20,189	20,289
Stock-based incentive compensation expense	10,201	9,844
Deferred income taxes	(2,855)	(6,678)
Amortization of losses from pension and postretirement plans	4	564
Timber write-offs resulting from casualty events	2,302	1,088
Other	7,822	(2,854)
Changes in operating assets and liabilities:
Receivables	251	(12,845)
Inventories	(1,190)	(6,238)
Accounts payable	3,630	6,833
All other operating activities	5,027	(2,482)
CASH PROVIDED BY OPERATING ACTIVITIES	208,936	209,889
INVESTING ACTIVITIES
Capital expenditures	(53,128)	(48,211)
Real estate development investments	(18,757)	(10,935)
Purchase of timberlands	(13,988)	(3,242)
Other	6,197	6,531
CASH USED FOR INVESTING ACTIVITIES	(79,676)	(55,857)
FINANCING ACTIVITIES
Issuance of debt	—	406,842
Repayment of debt	—	(531,842)
Distributions on units	(129,852)	(126,373)
Proceeds from the issuance of units under incentive stock plan	—	2,580
Proceeds from the issuance of units under the “at-the-market” (ATM) equity offering program, net of commissions and offering costs	(82)	31,877
Repurchase of units to pay withholding taxes on vested incentive stock awards	(4,217)	(4,225)
Distributions to noncontrolling interests in consolidated affiliates	—	(16,472)
CASH USED FOR FINANCING ACTIVITIES	(134,151)	(237,613)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(928)	(6,038)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	(5,819)	(89,619)
Balance, beginning of year	115,407	369,139
Balance, end of period	$109,588	$279,520

	Nine Months Ended September 30,
	2023	2022
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest (a)	$31,556	$24,161
Income taxes (b)	4,651	14,627
Non-cash investing activity:
Capital assets purchased on account	5,161	4,882
Non-cash financing activity:
Noncontrolling interests in consolidated affiliates redemption of shares (c)	—	27,860

(a)Interest paid is presented net of patronage payments received of $6.2 million and $6.0 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. For additional information on patronage payments, see Note 7 — Debt in the 2022 Form 10-K.
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
As of September 30, 2023, the Company owned a 98.4% interest in the Operating Partnership, with the remaining 1.6% interest owned by limited partners of the Operating Partnership. As the sole general partner of the Operating Partnership, Rayonier Inc. has exclusive control of the day-to-day management of the Operating Partnership.
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
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

SUBSEQUENT EVENTS

Announcement of Oregon Disposition
As disclosed in our Current Report on Form 8-K filed with the SEC on November 2, 2023, we entered into an agreement for the sale of approximately 55,000 acres of timberland in Oregon to Manulife Investment Management on behalf of clients for $242 million (~$4,400 per acre). The transaction is expected to close in the fourth quarter of 2023, and $150 million of the proceeds are expected to be used to repay the unhedged portion of our 2022 Incremental Term Loan borrowings. See Note 6 – Debt for additional information.
Defined Benefit Pension Plan Distributions

In connection with the termination of the Company’s Defined Benefit Plan (“the Plan”), payments were disbursed to plan participants who chose the lump sum distribution option on October 31, 2023. The lump sum disbursements were sourced from Plan assets. We expect to make cash contributions to fund the Defined Benefit Plan on a plan termination basis in 2024. See Note 15 – Employee Benefit Plans for additional information.

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
The following tables summarize the segment information for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
SALES	2023	2022	2023	2022
Southern Timber	$63,973	$64,549	$204,125	$207,584
Pacific Northwest Timber	29,325	34,397	96,061	119,834
New Zealand Timber	70,435	72,452	175,438	202,723
Real Estate	31,175	12,435	79,492	81,032
Trading	6,782	11,582	34,767	52,727
Intersegment Eliminations (a)	(111)	(128)	(357)	(226)
Total	$201,579	$195,287	$589,526	$663,674

(a)Primarily consists of log marketing fees paid to our Trading segment from our Southern Timber and Pacific Northwest Timber segments for marketing log export sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended September 30,		Nine Months Ended September 30,
OPERATING INCOME	2023	2022	2023	2022
Southern Timber	$18,634	$22,474	$62,565	$76,883
Pacific Northwest Timber (a)	(557)	2,179	(6,475)	11,729
New Zealand Timber (b)	17,555	9,280	19,265	22,653
Real Estate (c)	9,187	15,749	18,720	36,953
Trading	(52)	177	356	84
Corporate and Other	(9,411)	(8,956)	(28,350)	(26,613)
Total Operating Income	35,356	40,903	66,081	121,689
Unallocated interest expense and other (d)	(12,069)	(7,804)	(15,030)	(25,486)
Total Income before Income Taxes	$23,287	$33,099	$51,051	$96,203

(a)The three and nine months ended September 30, 2022 include $1.1 million of timber write-offs resulting from casualty events. Timber write-offs resulting from casualty events are recorded within the Consolidated Statements of Income and Comprehensive Income under the caption “Cost of Sales.”
(b)The nine months ended September 30, 2023 includes a $2.3 million timber write-off resulting from a casualty event. Timber write-offs resulting from casualty events are recorded within the Consolidated Statements of Income and Comprehensive Income under the caption “Cost of Sales.”
(c)The three and nine months ended September 30, 2022 include an $11.5 million gain associated with the multi-family apartment complex sale attributable to noncontrolling interests (“NCI”). The gain associated with the multi-family apartment complex sale attributable to noncontrolling interests are recorded within the Consolidated Statements of Income and Comprehensive Income under the caption “Other operating (expense) income, net.”
(d)The nine months ended September 30, 2023 includes $20.5 million of net recoveries associated with legal settlements.

	Three Months Ended September 30,		Nine Months Ended September 30,
DEPRECIATION, DEPLETION AND AMORTIZATION	2023	2022	2023	2022
Southern Timber	$19,153	$14,116	$61,631	$46,832
Pacific Northwest Timber	8,330	9,356	28,221	35,587
New Zealand Timber	5,952	6,302	16,335	18,192
Real Estate	3,088	961	6,826	12,671
Corporate and Other	444	316	1,268	939
Total	$36,967	$31,051	$114,281	$114,221

	Three Months Ended September 30,		Nine Months Ended September 30,
NON-CASH COST OF LAND AND IMPROVED DEVELOPMENT	2023	2022	2023	2022
Real Estate	$6,586	$3,149	$20,189	$20,289
Total	$6,586	$3,149	$20,189	$20,289

3.    REVENUE
PERFORMANCE OBLIGATIONS
We recognize revenue when control of promised goods or services (“performance obligations”) is transferred to customers, in an amount that reflects the consideration expected in exchange for those goods or services (“transaction price”). Unsatisfied performance obligations as of September 30, 2023 are primarily due to advances on stumpage contracts, unearned license revenue, unearned carbon capture and storage revenue and post-closing obligations on real estate sales. Of these performance obligations, $23.8 million is expected to be recognized within the next twelve months, with the remaining $11.3 million expected to be recognized thereafter as we satisfy our

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

performance obligations. We generally collect payment within a year of satisfying performance obligations and therefore have elected not to adjust revenues for a financing component.
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
The following table contains contract balances recorded in the Consolidated Balance Sheets at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022	Balance Sheet Location
Contract assets
Trade receivables, net (a)	$31,447	$27,837	Trade receivables
Contract liabilities
Deferred revenue, current (b)	23,835	22,762	Deferred revenue
Deferred revenue, non-current (c)	11,317	6,895	Long-term deferred revenue

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
The following table summarizes revenue recognized during the three and nine months ended September 30, 2023 and 2022 that was included in the contract liability balance at the beginning of each year:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue recognized from contract liability balance at the beginning of the year (a)	$2,216	$1,957	$19,950	$14,458

(a)    Revenue recognized was primarily from hunting licenses, the use of advances on pay-as-cut timber sales and the satisfaction of post closing obligations on real estate sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables present our revenue from contracts with customers disaggregated by product type for the three and nine months ended September 30, 2023 and 2022:

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Elim.	Total
September 30, 2023
Pulpwood	$25,514	$1,440	$6,507	—	$447	—	$33,908
Sawtimber	27,274	26,401	48,356	—	5,954	—	107,985
Hardwood	1,343	—	—	—	—	—	1,343
Total Timber Sales	54,131	27,841	54,863	—	6,401	—	143,236
License Revenue, Primarily from Hunting	7,178	439	90	—	—	—	7,707
Other Non-Timber/Carbon Revenue	2,664	1,045	15,482	—	—	—	19,191
Agency Fee Income	—	—	—	—	270	—	270
Total Non-Timber Sales	9,842	1,484	15,572	—	270	—	27,168
Improved Development	—	—	—	3,120	—	—	3,120
Unimproved Development	—	—	—	114	—	—	114
Rural	—	—	—	20,461	—	—	20,461
Timberland & Non-Strategic	—	—	—	1,055	—	—	1,055
Deferred Revenue/Other (a)	—	—	—	5,981	—	—	5,981
Total Real Estate Sales	—	—	—	30,731	—	—	30,731

Revenue from Contracts with Customers	63,973	29,325	70,435	30,731	6,671	—	201,135
Lease Revenue	—	—	—	444	—	—	444
Intersegment	—	—	—	—	111	(111)	—
Total Revenue	$63,973	$29,325	$70,435	$31,175	$6,782	($111)	$201,579

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Elim.	Total
September 30, 2022
Pulpwood	$32,564	$2,989	$7,645	—	$1,112	—	$44,310
Sawtimber	20,943	29,630	58,412	—	10,053	—	119,038
Hardwood	4,221	—	—	—	—	—	4,221
Total Timber Sales	57,728	32,619	66,057	—	11,165	—	167,569
License Revenue, Primarily from Hunting	5,141	326	118	—	—	—	5,585
Other Non-Timber/Carbon Revenue	1,680	1,452	6,277	—	—	—	9,409
Agency Fee Income	—	—	—	—	289	—	289
Total Non-Timber Sales	6,821	1,778	6,395	—	289	—	15,283
Improved Development	—	—	—	2,296	—	—	2,296
Rural	—	—	—	6,964	—	—	6,964
Deferred Revenue/Other (a)	—	—	—	2,769	—	—	2,769
Total Real Estate Sales	—	—	—	12,029	—	—	12,029

Revenue from Contracts with Customers	64,549	34,397	72,452	12,029	11,454	—	194,881
Lease Revenue	—	—	—	406	—	—	406
Intersegment	—	—	—	—	128	(128)	—
Total Revenue	$64,549	$34,397	$72,452	$12,435	$11,582	($128)	$195,287

(a)    Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Nine Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Elim.	Total
September 30, 2023
Pulpwood	$76,152	$7,358	$20,953	—	$3,328	—	$107,791
Sawtimber	95,663	83,963	137,868	—	30,130	—	347,624
Hardwood	3,169	—	—	—	—	—	3,169
Total Timber Sales	174,984	91,321	158,821	—	33,458	—	458,584
License Revenue, Primarily From Hunting	17,632	780	212	—	—	—	18,624
Other Non-Timber/Carbon Revenue	11,509	3,960	16,405	—	—	—	31,874
Agency Fee Income	—	—	—	—	952	—	952
Total Non-Timber Sales	29,141	4,740	16,617	—	952	—	51,450
Improved Development	—	—	—	20,155	—	—	20,155
Unimproved Development	—	—	—	114	—	—	114
Rural	—	—	—	42,587	—	—	42,587
Timberland & Non-Strategic	—	—	—	2,947	—	—	2,947
Deferred Revenue/Other (a)	—	—	—	12,642	—	—	12,642
Total Real Estate Sales	—	—	—	78,445	—	—	78,445

Revenue from Contracts with Customers	204,125	96,061	175,438	78,445	34,410	—	588,479
Lease Revenue	—	—	—	1,047	—	—	1,047
Intersegment	—	—	—	—	357	(357)	—
Total Revenue	$204,125	$96,061	$175,438	$79,492	$34,767	($357)	$589,526

Nine Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Elim.	Total
September 30, 2022
Pulpwood	$100,945	$9,478	$26,091	—	$5,636	—	$142,150
Sawtimber	70,203	106,155	164,759	—	45,910	—	387,027
Hardwood	15,776	—	—	—	—	—	15,776
Total Timber Sales	186,924	115,633	190,850	—	51,546	—	544,953
License Revenue, Primarily from Hunting	16,322	571	266	—	—	—	17,159
Other Non-Timber/Carbon Revenue	4,338	3,630	11,607	—	—	—	19,575
Agency Fee Income	—	—	—	—	955	—	955
Total Non-Timber Sales	20,660	4,201	11,873	—	955	—	37,689
Improved Development	—	—	—	18,828	—	—	18,828
Rural	—	—	—	47,333	—	—	47,333
Timberland & Non-Strategic	—	—	—	11,400	—	—	11,400
Deferred Revenue/Other (a)	—	—	—	2,498	—	—	2,498
Total Real Estate Sales	—	—	—	80,059	—	—	80,059

Revenue from Contracts with Customers	207,584	119,834	202,723	80,059	52,501	—	662,701
Lease Revenue	—	—	—	973	—	—	973
Intersegment	—	—	—	—	226	(226)	—
Total Revenue	$207,584	$119,834	$202,723	$81,032	$52,727	($226)	$663,674

(a)    Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables present our timber sales disaggregated by contract type for the three and nine months ended September 30, 2023 and 2022:

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Trading	Total
September 30, 2023
Stumpage Pay-as-Cut	$25,454	—	—	—	$25,454
Stumpage Lump Sum	—	969	—	—	969
Total Stumpage	25,454	969	—	—	26,423

Delivered Wood (Domestic)	26,907	24,085	15,265	10	66,267
Delivered Wood (Export)	1,770	2,787	39,598	6,391	50,546
Total Delivered	28,677	26,872	54,863	6,401	116,813

Total Timber Sales	$54,131	$27,841	$54,863	$6,401	$143,236

September 30, 2022
Stumpage Pay-as-Cut	$21,111	—	—	—	$21,111
Stumpage Lump Sum	288	121	—	—	409
Total Stumpage	21,399	121	—	—	21,520

Delivered Wood (Domestic)	33,010	30,837	18,825	260	82,932
Delivered Wood (Export)	3,319	1,661	47,232	10,905	63,117
Total Delivered	36,329	32,498	66,057	11,165	146,049

Total Timber Sales	$57,728	$32,619	$66,057	$11,165	$167,569

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Nine Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Trading	Total
September 30, 2023
Stumpage Pay-as-Cut	$86,424	—	—	—	$86,424
Stumpage Lump Sum	387	1,592	—	—	1,979
Total Stumpage	86,811	1,592	—	—	88,403

Delivered Wood (Domestic)	81,757	80,249	39,419	501	201,926
Delivered Wood (Export)	6,416	9,480	119,402	32,957	168,255
Total Delivered	88,173	89,729	158,821	33,458	370,181

Total Timber Sales	$174,984	$91,321	$158,821	$33,458	$458,584

September 30, 2022
Stumpage Pay-as-Cut	$78,643	—	—	—	$78,643
Stumpage Lump Sum	378	5,593	—	—	5,971
Total Stumpage	79,021	5,593	—	—	84,614

Delivered Wood (Domestic)	98,386	104,239	50,358	1,989	254,972
Delivered Wood (Export)	9,517	5,801	140,492	49,557	205,367
Total Delivered	107,903	110,040	190,850	51,546	460,339

Total Timber Sales	$186,924	$115,633	$190,850	$51,546	$544,953

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
The following table sets forth the Company’s noncontrolling interests in the operating partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning noncontrolling interests in the operating partnership	$77,532	$123,811	$105,763	$133,823
Adjustment of noncontrolling interests in the operating partnership	(6,890)	(23,363)	(8,810)	(32,131)
Conversions of Redeemable Operating Partnership Units to Common Shares	(479)	(3,696)	(24,663)	(3,842)
Net Income attributable to noncontrolling interests in the operating partnership	320	455	811	1,670
Other Comprehensive Income (Loss) attributable to noncontrolling interests in the operating partnership	36	(49)	(1,016)	(523)
Distributions to noncontrolling interests in the operating partnership	(699)	(915)	(2,265)	(2,754)
Total noncontrolling interests in the operating partnership	$69,820	$96,243	$69,820	$96,243

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

5.    EARNINGS PER SHARE AND PER UNIT
The following table provides details of the calculations of basic and diluted earnings per common share of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Earnings per common share - basic
Numerator:
Net Income	$22,740	$31,861	$49,274	$88,147
Less: Net income attributable to noncontrolling interests in the operating partnership	(320)	(455)	(811)	(1,670)
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(3,183)	(10,828)	(1,902)	(12,478)
Net income attributable to Rayonier Inc.	$19,237	$20,578	$46,561	$73,999
Denominator:
Denominator for basic earnings per common share - weighted average shares	148,274,209	146,370,340	147,959,983	146,022,718
Basic earnings per common share attributable to Rayonier Inc.:	$0.13	$0.14	$0.31	$0.51
Earnings per common share - diluted
Numerator:
Net Income	$22,740	$31,861	$49,274	$88,147
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(3,183)	(10,828)	(1,902)	(12,478)
Net income attributable to Rayonier Inc., before net income attributable to noncontrolling interests in the operating partnership	$19,557	$21,033	$47,372	$75,669
Denominator:
Denominator for basic earnings per common share - weighted average shares	148,274,209	146,370,340	147,959,983	146,022,718
Add: Dilutive effect of:
Stock options	—	3,271	629	6,200
Performance shares, restricted shares and restricted stock units	299,613	620,316	394,006	693,954
Noncontrolling interests in operating partnership units	2,462,431	3,238,962	2,676,911	3,288,409
Denominator for diluted earnings per common share - adjusted weighted average shares	151,036,253	150,232,889	151,031,529	150,011,281
Diluted earnings per common share attributable to Rayonier Inc.:	$0.13	$0.14	$0.31	$0.50

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Anti-dilutive shares excluded from the computations of diluted earnings per common share:
Stock options, performance shares, restricted shares and restricted stock units	164,521	126,132	156,835	78,634
Total	164,521	126,132	156,835	78,634

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table provides details of the calculations of basic and diluted earnings per unit of the Operating Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Earnings per unit - basic
Numerator:
Net Income	$22,740	$31,861	$49,274	$88,147
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(3,183)	(10,828)	(1,902)	(12,478)
Net income available to unitholders	$19,557	$21,033	$47,372	$75,669
Denominator:
Denominator for basic earnings per unit - weighted average units	150,736,640	149,609,302	150,636,894	149,311,127
Basic earnings per unit attributable to Rayonier, L.P.:	$0.13	$0.14	$0.31	$0.51
Earnings per unit - diluted
Numerator:
Net Income	$22,740	$31,861	$49,274	$88,147
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(3,183)	(10,828)	(1,902)	(12,478)
Net income available to unitholders	$19,557	$21,033	$47,372	$75,669
Denominator:
Denominator for basic earnings per unit - weighted average units	150,736,640	149,609,302	150,636,894	149,311,127
Add: Dilutive effect of unit equivalents:
Stock options	—	3,271	629	6,200
Performance shares, restricted shares and restricted stock units	299,613	620,316	394,006	693,954
Denominator for diluted earnings per unit - adjusted weighted average units	151,036,253	150,232,889	151,031,529	150,011,281
Diluted earnings per unit attributable to Rayonier, L.P.:	$0.13	$0.14	$0.31	$0.50

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Anti-dilutive unit equivalents excluded from the computations of diluted earnings per unit:
Stock options, performance shares, restricted shares and restricted stock units	164,521	126,132	156,835	78,634
Total	164,521	126,132	156,835	78,634

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

6.    DEBT
Our debt consisted of the following at September 30, 2023:

September 30, 2023
Debt
Senior Notes due 2031 at a fixed interest rate of 2.75%	$450,000
2015 Term Loan borrowings due 2028 at a variable interest rate of 7.00%	350,000
2022 Incremental Term Loan borrowings due 2027 at a variable interest rate of 7.00%	250,000
2016 Incremental Term Loan borrowings due 2026 at a variable interest rate of 7.05%	200,000
2021 Incremental Term Loan borrowings due 2029 at a variable interest rate of 6.95%	200,000
New Zealand subsidiary noncontrolling interests shareholder loan due 2026 at a fixed interest rate of 3.64% (a)	24,161
New Zealand subsidiary noncontrolling interests shareholder loan due 2027 at a fixed interest rate of 6.48% (a)	24,161
New Zealand subsidiary noncontrolling interests shareholder loan due 2025 at a fixed interest rate of 2.95% (a)	20,709
Total principal debt	1,519,031
Less: Unamortized discounts	(2,857)
Less: Deferred financing costs	(4,704)
Total long-term debt	$1,511,470

(a)    Except for changes in the New Zealand foreign exchange rate, there have been no adjustments to the carrying value of the shareholder loans since inception.
The following table contains information on the outstanding variable rate debt as of September 30, 2023:

Debt	Periodic Interest Rate (a)	Effective Fixed Interest Rate (b)
2015 Term Loan	Daily Simple SOFR + 1.70%	3.03%
2022 Incremental Term Loan	Daily Simple SOFR + 1.70%	5.53%
2016 Incremental Term Loan	Daily Simple SOFR + 1.75%	2.40%
2021 Incremental Term Loan	Daily Simple SOFR + 1.65%	1.46%

(a)    Includes credit spread adjustment of 0.1%.
(b)    Effective interest rate is after consideration of interest rate swaps and estimated patronage refunds.
Principal payments due during the next five years and thereafter are as follows:

Total
2023	—
2024	—
2025	20,709
2026	224,161
2027	274,161
Thereafter	1,000,000
Total Debt	$1,519,031

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

2023 DEBT ACTIVITY
U.S. Debt
During the nine months ended September 30, 2023, we made no borrowings or repayments on our Revolving Credit Facility. At September 30, 2023, we had available borrowings of $296.2 million under the Revolving Credit Facility, net of $3.8 million to secure our outstanding letters of credit.
See Note 1 - Basis of Presentation for information regarding subsequent events related to our 2022 Incremental Term Loan borrowings.
New Zealand Debt
In July 2023, the New Zealand subsidiary renewed its NZ$20 million working capital facility, extending its maturity date to June 30, 2024. During the nine months ended September 30, 2023, the New Zealand subsidiary made no borrowings or repayments on its working capital facility (the “New Zealand Working Capital Facility”). At September 30, 2023, the New Zealand subsidiary had NZ$20.0 million of available borrowings under its working capital facility.

DEBT COVENANTS
In connection with our 2015 Term Loan Facility, 2016 Incremental Term Loan Facility, 2021 Incremental Term Loan Agreement, 2022 Incremental Term Loan Agreement and Revolving Credit Facility, customary covenants must be met, the most significant of which include interest coverage and leverage ratios.
The covenants listed below, which are the most significant financial covenants in effect as of September 30, 2023, are calculated on a trailing 12-month basis:

	Covenant Requirement	Actual Ratio	Favorable
Covenant EBITDA to consolidated interest expense should not be less than	2.5 to 1	6.9 to 1	4.4
Covenant debt to covenant net worth plus covenant debt shall not exceed	65%	46%	19%
    In addition to the financial covenants listed above, the Senior Notes due 2031, 2015 Term Loan Facility, 2016 Incremental Term Loan Facility, 2021 Incremental Term Loan Agreement, 2022 Incremental Term Loan Agreement, and Revolving Credit Facility include customary covenants that limit the incurrence of debt and the disposition of assets, among others. At September 30, 2023, we were in compliance with all applicable covenants.
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
FOREIGN CURRENCY EXCHANGE AND OPTION CONTRACTS
Our New Zealand subsidiary’s domestic sales and operating expenses are predominately denominated in New Zealand dollars, while its export sales, shareholder distributions and ocean freight payments are predominately denominated in U.S. dollars. To the extent New Zealand dollar costs exceed New Zealand dollar revenues (the

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

“foreign exchange exposure”), the New Zealand subsidiary manages the foreign exchange exposure through the use of derivative financial instruments. It typically hedges a portion of export sales receipts to cover 50% to 90% of the projected foreign exchange exposure for the following 12 months, up to 75% for the forward 12 to 18 months and up to 50% for the forward 18 to 24 months. Additionally, it will occasionally hedge export sales receipts to cover up to 50% of the foreign exchange exposure for the forward 24 to 36 months and up to 25% of the foreign exchange exposure for the forward 36 to 48 months when the New Zealand dollar is at a cyclical low versus the U.S. dollar. The New Zealand subsidiary’s trading operations typically hedge a portion of export sales receipts to cover the projected foreign exchange exposure for the following three months. As of September 30, 2023, foreign currency exchange contracts and foreign currency option contracts had maturity dates through September 2026 and July 2026, respectively.
Foreign currency exchange and option contracts hedging foreign currency risk qualify for cash flow hedge accounting. We may de-designate these cash flow hedge relationships in advance or at the occurrence of the forecasted transaction. The portion of gains or losses on the derivative instrument previously in AOCI for de-designated hedges remains in AOCI until the forecasted transaction affects earnings. Changes in the value of derivative instruments after de-designation are recorded in earnings.
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
INTEREST RATE SWAPS
The following table contains information on the outstanding interest rate swaps as of September 30, 2023:

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

FORWARD-STARTING INTEREST RATE SWAPS
In March 2023, we modified our benchmark rates from LIBOR to Daily Simple SOFR for our forward-starting interest rates swaps, resulting in slightly favorable fixed rates. In May 2023, we entered into a new $50 million forward-starting interest rate swap, benchmarked to Daily Simple SOFR.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table contains information on the outstanding forward-starting interest rate swaps as of September 30, 2023:

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
The following tables demonstrate the impact, gross of tax, of our derivatives on the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2023 and 2022:

		Three Months Ended September 30,
	Income Statement Location	2023	2022
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive income (loss)	$1,752	($4,464)
	Other operating (expense) income, net	(1,796)	(2,669)
Foreign currency option contracts	Other comprehensive income (loss)	(26)	(1,754)
	Other operating (expense) income, net	(196)	—
Interest rate products	Other comprehensive income (loss)	12,381	26,607
	Interest expense, net	(4,810)	(62)

		Nine Months Ended September 30,
	Income Statement Location	2023	2022
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive income (loss)	$5,753	($15,373)
	Other operating (expense) income, net	(5,801)	(2,598)
Foreign currency option contracts	Other comprehensive income (loss)	(858)	(2,304)
	Other operating (expense) income, net	(244)	—
Interest rate products	Other comprehensive income (loss)	20,416	76,372
	Interest expense, net	(12,587)	4,555
During the next 12 months, the amount of the September 30, 2023 AOCI balance, net of tax, expected to be reclassified into earnings is a gain of approximately $24.7 million. The following table contains details of the expected reclassified amounts into earnings:

Amount expected to be reclassified into earnings in next 12 months
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	($2,763)
Foreign currency option contracts	(279)
Interest rate products (a)	27,734
Total estimated gain on derivatives contracts	$24,692

(a)    These reclassified amounts are expected to fully offset variable interest rate payments made to debt holders, resulting in no net impact on our earnings or cash flows.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table contains the notional amounts of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Notional Amount
	September 30, 2023	December 31, 2022
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	$127,200	$138,250
Foreign currency option contracts	86,000	78,000
Interest rate swaps	850,000	850,000
Forward-starting interest rate swaps	200,000	150,000

    The following table contains the fair values of the derivative financial instruments recorded in the Consolidated Balance Sheets at September 30, 2023 and December 31, 2022. Changes in balances of derivative financial instruments are recorded as operating activities in the Consolidated Statements of Cash Flows:

	Location on Balance Sheet	Fair Value Assets / (Liabilities) (a)
		September 30, 2023	December 31, 2022
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other current assets	$63	$25
	Other assets	391	1,303
	Other current liabilities	(3,900)	(5,457)
	Other non-current liabilities	(1,139)	(410)
Foreign currency option contracts	Other current assets	77	66
	Other assets	1,032	2,131
	Other current liabilities	(464)	(347)
	Other non-current liabilities	(1,179)	(1,281)
Interest rate swaps	Other assets	62,520	60,843
	Other non-current liabilities	—	(51)
Forward-starting interest rate swaps	Other assets	17,501	11,939

Total derivative contracts:
Other current assets		$140	$91
Other assets		81,444	76,216
Total derivative assets		$81,584	$76,307

Other current liabilities		(4,364)	(5,804)
Other non-current liabilities		(2,318)	(1,742)
Total derivative liabilities		($6,682)	($7,546)

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
The following table presents the carrying amount and estimated fair values of our financial instruments as of September 30, 2023 and December 31, 2022, using market information and what we believe to be appropriate valuation methodologies under GAAP:

	September 30, 2023			December 31, 2022
Asset (Liability) (a)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$107,784	$107,784	—	$114,255	$114,255	—
Restricted cash (b)	1,804	1,804	—	1,152	1,152	—
Long-term debt (c)	(1,511,470)	—	(1,422,224)	(1,514,721)	—	(1,438,736)
Interest rate swaps (d)	62,520	—	62,520	60,792	—	60,792
Forward-starting interest rate swaps (d)	17,501	—	17,501	11,939	—	11,939
Foreign currency exchange contracts (d)	(4,585)	—	(4,585)	(4,539)	—	(4,539)
Foreign currency option contracts (d)	(534)	—	(534)	569	—	569
Noncontrolling interests in the operating partnership (e)	69,820	—	69,820	105,763	—	105,763

(a)We did not have Level 3 assets or liabilities at September 30, 2023 and December 31, 2022.
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

Changes in environmental and NRD liabilities from December 31, 2022 to September 30, 2023 are shown below:

Port Gamble, WA
Non-current portion at December 31, 2022	$14,418
Plus: Current portion	1,175
Total Balance at December 31, 2022	15,593
Expenditures charged to liabilities	(304)
Increase to liabilities (a)	411
Total Balance at September 30, 2023	15,700
Less: Current portion	(6,689)
Non-current portion at September 30, 2023	$9,011

(a)Reflects revised environmental and NRD cost estimates recorded during the nine months ended September 30, 2023.

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

We do not currently anticipate any material loss in excess of the amounts accrued; however, we are not able to estimate a possible loss or range of loss, if any, in excess of the established liabilities. Our future remediation expenses may be affected by a number of uncertainties including, but not limited to, the difficulty in estimating the extent and method of remediation, the evolving nature of environmental regulations, and the availability and application of technology. We do not expect the resolution of such uncertainties to have a material adverse effect on our consolidated financial position or liquidity.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

11.    GUARANTEES
We provide financial guarantees as required by creditors, insurance programs, and various governmental agencies.
As of September 30, 2023, the following financial guarantees were outstanding:

Financial Commitments (a)	Maximum Potential Payment
Standby letters of credit (b)	$3,779
Surety bonds (c)	23,605
Total financial commitments	$27,384

(a)We have not recorded any liabilities for these financial commitments in our Consolidated Balance Sheets. The guarantees are not subject to measurement, as the guarantees are dependent on our own performance.
(b)Approximately $2.9 million of the standby letters of credit serve as credit support for real estate construction in our Wildlight development project. The remaining letters of credit support various insurance related agreements, primarily workers’ compensation. These letters of credit will expire at various dates during 2023 and 2024 and will be renewed as required.
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

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Changes in higher and better use timberlands and real estate development investments from December 31, 2022 to September 30, 2023 are shown below:

	Higher and Better Use Timberlands and Real Estate Development Investments
	Land and Timber	Development Investments	Total
Non-current portion at December 31, 2022	$91,374	$23,723	$115,097
Plus: Current portion (a)	408	17,501	17,909
Total Balance at December 31, 2022	91,782	41,224	133,006
Non-cash cost of land and improved development	(1,998)	(13,711)	(15,709)
Amortization of parcel real estate development investments	—	(7,689)	(7,689)
Timber depletion from harvesting activities and basis of timber sold in real estate sales	(1,556)	—	(1,556)
Capitalized real estate development investments (b)	—	24,038	24,038
Capital expenditures (silviculture)	23	—	23
Intersegment transfers	554	—	554
Total Balance at September 30, 2023	88,805	43,862	132,667
Less: Current portion (a)	(1,601)	(24,409)	(26,010)
Non-current portion at September 30, 2023	$87,204	$19,453	$106,657

(a)The current portion of Higher and Better Use Timberlands and Real Estate Development Investments is recorded in Inventory. See Note 13 — Inventory for additional information.
(b)Capitalized real estate development investments include $0.6 million of capitalized interest and $5.3 million of parcel real estate development investments. Parcel real estate development investments represent investments made for specific lots and/or commercial parcels that are currently under contract or expected to be ready for market within a year.

13.    INVENTORY
As of September 30, 2023 and December 31, 2022, our inventory consisted entirely of finished goods, as follows:

	September 30, 2023	December 31, 2022
Finished goods inventory
Real estate inventory (a)	$26,010	$17,909
Log inventory	6,831	5,347
Carbon unit inventory (b)	298	473
Total inventory	$33,139	$23,729

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

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

14.    OTHER OPERATING (EXPENSE) INCOME, NET
Other operating (expense) income, net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Loss on foreign currency remeasurement, net of cash flow hedges	($1,555)	($1,158)	($5,713)	($481)
Gain on sale or disposal of property and equipment	—	9	37	40
Equity income related to Bainbridge Landing LLC joint venture (a)	—	15,848	—	15,477
Miscellaneous (expense) income, net	(99)	(118)	105	(638)
Total	($1,654)	$14,581	($5,571)	$14,398

(a)The three and nine months ended September 30, 2022 include $16.0 million of equity income from the sale of a multi-family apartment complex in Bainbridge Island, Washington. As the equity investment was co-owned with outside investors, $4.5 million of the equity income was attributable to Rayonier.

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
In December 2022, the Rayonier Board of Directors approved the resolution to terminate the Defined Benefit Plan and notified impacted parties of the termination and alternative distribution options. The Defined Benefit Plan was terminated on February 28, 2023. On July 20, 2023, the Rayonier Board of Directors approved the resolution to terminate the unfunded plan and will distribute all benefits in accordance with Section 409A of the Internal Revenue Code. The unfunded plan was terminated on July 31, 2023. We expect to recognize pre-tax non-cash pension settlement charges related to the actuarial losses currently in AOCI upon settlement of the obligations of the Defined Benefit and Excess Benefit Plans. These charges are currently expected to occur in 2023 and 2024, with the specific timing and final amounts dependent upon several factors.
We expect to make cash contributions of approximately $7.6 million during the settlement process in order to fund the Defined Benefit Plan on a plan termination basis. The Defined Benefit Plan will be settled upon completion of lump sum distributions and purchase of annuity contracts. The settlement is expected to be completed by the end of Q2 2024. The Excess Benefit Plan will be settled entirely with lump sum payments with expected cash contributions in 2024 of approximately $1.3 million. Projected cash contributions are an estimate, as actual amounts will be dependent upon the nature and timing of participant settlements and interest rates, as well as prevailing market conditions. See Note 1 – Basis of Presentation for information regarding subsequent events related to the Defined Benefit Pension Plan.
The net pension and postretirement benefit (credits) costs that have been recorded are shown in the following table:

Components of Net Periodic Benefit (Credit) Cost	Income Statement Location	Pension		Postretirement
		Three Months Ended September 30,		Three Months Ended September 30,
		2023	2022	2023	2022
Service cost	Selling and general expenses	—	—	$1	$2
Interest cost	Interest and other miscellaneous income, net	844	609	17	13
Expected return on plan assets (a)	Interest and other miscellaneous income, net	(887)	(872)	—	—
Amortization of losses	Interest and other miscellaneous income, net	1	184	—	4
Net periodic benefit (credit) cost		($42)	($79)	$18	$19

Components of Net Periodic Benefit (Credit) Cost	Income Statement Location	Pension		Postretirement
		Nine Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
Service cost	Selling and general expenses	—	—	$3	$5
Interest cost	Interest and other miscellaneous income, net	2,533	1,826	52	39
Expected return on plan assets (a)	Interest and other miscellaneous income, net	(2,663)	(2,615)	—	—
Amortization of losses	Interest and other miscellaneous income, net	4	553	—	11
Net periodic benefit (credit) cost		($126)	($236)	$55	$55

(a)The weighted-average expected long-term rate of return on plan assets used in computing 2023 net periodic benefit cost for pension benefits is 5.0%.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

16.    INCOME TAXES

Rayonier is a REIT under the Internal Revenue Code and therefore generally does not pay U.S. federal or state income tax. As of September 30, 2023, Rayonier owns a 98.4% interest in the Operating Partnership and conducts substantially all of its timberland operations through the Operating Partnership. The taxable income or loss generated by the Operating Partnership is passed through and reported to its unit holders (including the Company) on a Schedule K-1 for inclusion in each unitholder’s income tax return.
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
PROVISION FOR INCOME TAXES
The Company’s tax expense is principally related to corporate-level tax in New Zealand and non-resident withholding tax on repatriation of earnings from New Zealand. The following table contains the income tax expense recognized on the Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income tax expense	($547)	($1,238)	($1,777)	($8,056)
ANNUAL EFFECTIVE TAX RATE
The Company’s effective tax rate after discrete items is below the 21.0% U.S. statutory rate due to tax benefits associated with being a REIT. The following table contains the Company’s annualized effective tax rate after discrete items:

	Nine Months Ended September 30,
	2023	2022
Annualized effective tax rate after discrete items	3.1%	7.9%

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

17.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in AOCI by component for the nine months ended September 30, 2023 and the year ended December 31, 2022. All amounts are presented net of tax and exclude portions attributable to noncontrolling interests.

	Foreign currency translation (loss) gains	Net investment hedges of New Zealand subsidiary	Cash flow hedges		Employee benefit plans		Total Rayonier, L.P.	Allocation to Operating Partnership	Total Rayonier Inc.
Balance as of December 31, 2021	$4,215	$1,321	($9,163)		($11,836)		($15,463)	($4,141)	($19,604)
Other comprehensive income (loss) before reclassifications	(22,282)	—	78,166	(a)	874		56,758	(1,323)	55,435
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(1,799)		753	(b)	(1,046)	1,028	(18)
Net other comprehensive income (loss)	(22,282)	—	76,367		1,627		55,712	(295)	55,417
Balance as of December 31, 2022	($18,067)	$1,321	$67,204		($10,209)		$40,249	($4,436)	$35,813
Other comprehensive income (loss) before reclassifications	(16,522)	—	23,131	(a)	—		6,609	(62)	6,547
Amounts reclassified from accumulated other comprehensive income	—	—	(15,938)		4	(b)	(15,934)	1,078	(14,856)
Net other comprehensive income (loss)	(16,522)	—	7,193		4		(9,325)	1,016	(8,309)
Balance as of September 30, 2023	($34,589)	$1,321	$74,397		($10,205)		$30,924	($3,420)	$27,504

(a)The nine months ended September 30, 2023 includes $20.4 million of other comprehensive income related to interest rate products. The year ended December 31, 2022 included $75.0 million of other comprehensive income related to interest rate products. See Note 7 — Derivative Financial Instruments and Hedging Activities for additional information.
(b)This component of other comprehensive income is included in the computation of net periodic pension and post-retirement costs. See Note 15 — Employee Benefit Plans for additional information.
The following table presents details of the amounts reclassified in their entirety from AOCI to net income for the nine months ended September 30, 2023 and September 30, 2022:

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the Income Statement
	September 30, 2023	September 30, 2022
Realized gain on foreign currency exchange contracts	($5,801)	($2,598)	Other operating expense (income), net
Realized gain on foreign currency option contracts	(244)	—	Other operating expense (income), net
Noncontrolling interests	1,391	598	Comprehensive income attributable to noncontrolling interests
Realized (gain) loss on interest rate contracts	(12,587)	4,555	Interest expense, net
Income tax effect from net gain on foreign currency contracts	1,303	560	Income tax expense
Net (gain) loss on cash flow hedges reclassified from accumulated other comprehensive income	($15,938)	$3,115

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
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Consolidated Balance Sheets that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Restricted cash, excluding Timber Funds:
Restricted cash deposited with LKE intermediary	$2	$15,627
Restricted cash held in escrow	1,802	625
Total restricted cash, excluding Timber Funds	1,804	16,252
Restricted cash, Timber Funds	—	1,464
Cash and cash equivalents	107,784	261,804
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$109,588	$279,520

19.    ASSETS HELD FOR SALE
Assets held for sale is composed of properties under contract and expected to be sold within 12 months that also meet the other relevant held-for-sale criteria in accordance with ASC 360-10-45-9. As of September 30, 2023 and December 31, 2022, the basis in properties meeting this classification was $18.3 million and $0.7 million, respectively. Since the basis in these properties was less than the fair value, including costs to sell, no impairment was recognized.

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
FORWARD-LOOKING STATEMENTS
Certain statements in this document regarding anticipated financial outcomes, including our earnings guidance, if any, business and market conditions, outlook, expected dividend rate, our business strategies, expected harvest schedules, timberland acquisitions and dispositions, the anticipated benefits of our business strategies, and other similar statements relating to our future events, developments, or financial or operational performance or results, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate,” “believe,” “intend,” “project,” “anticipate” and other similar language. However, the absence of these or similar words or expressions does not mean that a statement is not forward-looking. While management believes that these forward-looking statements are reasonable when made, forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. The risk factors contained in Item 1A — Risk Factors in our 2022 Form 10-K, and similar discussions included in other reports that we subsequently file with the SEC, among others, could cause actual results or events to differ materially from our historical experience and those expressed in forward-looking statements made in this document.
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
OBJECTIVE
The objective of the Management’s Discussion and Analysis is to detail material information, events, uncertainties and other factors impacting the Company and the Operating Partnership and to provide investors an understanding of “Management’s perspective.” Item 2, Management’s Discussion and Analysis highlights the critical areas for evaluating our performance which includes a discussion on the reportable segments, liquidity and capital, and critical accounting estimates. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and notes.

OUR COMPANY
    We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive softwood timber growing regions in the United States and New Zealand. We invest in timberlands and actively manage them to provide current income and attractive long-term returns to our shareholders. We conduct our business through an umbrella partnership real estate investment trust (“UPREIT”) structure in which our assets are owned by our Operating Partnership and its subsidiaries. Rayonier manages the Operating Partnership as its sole general partner. Our revenues, operating income and cash flows are primarily derived from the following core business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate, and Trading. As of September 30, 2023, we owned or leased under long-term agreements approximately 2.8 million acres of timberlands located in the U.S. South (1.90 million acres), U.S. Pacific Northwest (474,000 acres) and New Zealand (419,000 gross acres or 298,000 net plantable acres).
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
During 2023, each of our timber segments have experienced challenging market conditions due to ongoing market headwinds and weaker end-market demand relative to the prior year. In our Southern Timber segment, weaker demand for pulp and lumber coupled with drier weather conditions has resulted in lower net stumpage prices. In our Pacific Northwest Timber segment, softer domestic lumber demand and decreased competition from export markets has negatively impacted sawtimber prices. In our New Zealand Timber segment, weaker demand in China has driven lower export and domestic sawtimber prices.
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
Our Real Estate segment is exposed to changes in interest and mortgage rates as higher rates could negatively impact buyer demand for the properties we sell. However, current demand for our rural and development real estate properties has not yet been significantly impacted by the higher interest rate environment.
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
REVENUE RECOGNITION
See Note 1 – Basis of Presentation.

DISCUSSION OF TIMBER INVENTORY AND SUSTAINABLE YIELD
    See Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield in our 2022 Form 10-K.
OUR TIMBERLANDS
    Our timber operations are disaggregated into three geographically distinct segments: Southern Timber, Pacific Northwest Timber and New Zealand Timber. The following tables provide a breakdown of our timberland holdings as of September 30, 2023 and December 31, 2022:

(acres in 000s)	As of September 30, 2023			As of December 31, 2022
	Owned	Leased	Total	Owned	Leased	Total
Southern
Alabama	256	5	261	258	14	272
Arkansas	—	2	2	—	2	2
Florida	362	50	412	347	47	394
Georgia	623	65	688	647	64	711
Louisiana	147	—	147	148	—	148
Oklahoma	91	—	91	91	—	91
South Carolina	16	—	16	16	—	16
Texas	282	—	282	285	—	285
	1,777	122	1,899	1,792	127	1,919

Pacific Northwest
Oregon	61	—	61	61	—	61
Washington	410	3	413	410	3	413
	471	3	474	471	3	474

New Zealand (a)	188	231	419	188	229	417
Total	2,436	356	2,792	2,451	359	2,810

(a)Represents legal acres owned and leased by the New Zealand subsidiary, in which we own a 77% interest. As of September 30, 2023, legal acres in New Zealand consisted of 298,000 plantable acres and 121,000 non-productive acres.

The following tables detail activity for owned and leased acres in our timberland holdings by state from December 31, 2022 to September 30, 2023:

(acres in 000s)	Acres Owned
	December 31, 2022	Acquisitions	Sales	Other (a)	September 30, 2023
Southern
Alabama	258	—	(1)	(1)	256
Florida	347	2	(2)	15	362
Georgia	647	—	(1)	(23)	623
Louisiana	148	—	(1)	—	147
Oklahoma	91	—	—	—	91
South Carolina	16	—	—	—	16
Texas	285	1	(5)	1	282
	1,792	3	(10)	(8)	1,777

Pacific Northwest
Oregon	61	—	—	—	61
Washington	410	—	—	—	410
	471	—	—	—	471

New Zealand (b)	188	—	—	—	188
Total	2,451	3	(10)	(8)	2,436

(a)Includes adjustments for land mapping reviews.
(b)Represents legal acres owned by the New Zealand subsidiary, in which we have a 77% interest.

(acres in 000s)	Acres Leased
	December 31, 2022	New Leases	Sold/Expired Leases (a)	Other (b)	September 30, 2023
Southern
Alabama	14	—	(9)	—	5
Arkansas	2	—	—	—	2
Florida	47	—	—	3	50
Georgia	64	—	—	1	65
	127	—	(9)	4	122

Pacific Northwest
Washington (c)	3	—	—	—	3

New Zealand (d)	229	—	—	2	231
Total	359	—	(9)	6	356

(a)Includes acres previously under lease that have been harvested and activity for the relinquishment of leased acres.
(b)Includes adjustments for land mapping reviews.
(c)Primarily timber reservations acquired in the merger with Pope Resources.
(d)Represents legal acres leased by the New Zealand subsidiary, in which we have a 77% interest.

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS
The following table provides key financial information by segment and on a consolidated basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
Financial Information (in millions)	2023	2022	2023	2022
Sales
Southern Timber	$64.0	$64.5	$204.1	$207.6
Pacific Northwest Timber	29.3	34.4	96.1	119.8
New Zealand Timber	70.4	72.5	175.4	202.7
Real Estate
Improved Development	3.1	2.3	20.2	18.8
Unimproved Development	0.1	—	0.1	—
Rural	20.5	7.0	42.6	47.3
Timberland & Non-Strategic	1.1	—	2.9	11.4
Deferred Revenue/Other (a)	6.4	3.2	13.7	3.5
Total Real Estate	31.2	12.4	79.5	81.0
Trading	6.8	11.6	34.8	52.7
Intersegment Eliminations	(0.1)	(0.1)	(0.4)	(0.2)
Total Sales	$201.6	$195.3	$589.5	$663.7

Operating Income (Loss)
Southern Timber	$18.6	$22.5	$62.6	$76.9
Pacific Northwest Timber (b)	(0.6)	2.2	(6.5)	11.7
New Zealand Timber (c)	17.6	9.3	19.3	22.7
Real Estate (a)(d)	9.2	15.7	18.7	37.0
Trading	(0.1)	0.2	0.4	0.1
Corporate and Other	(9.4)	(9.0)	(28.3)	(26.6)
Operating Income	35.4	40.9	66.1	121.7
Interest expense, interest income and other (e)	(12.1)	(7.8)	(15.0)	(25.5)
Income tax expense	(0.6)	(1.2)	(1.8)	(8.1)
Net Income	22.7	31.9	49.3	88.1
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(3.2)	(10.8)	(1.9)	(12.4)
Net Income Attributable to Rayonier, L.P.	$19.5	$21.1	$47.4	$75.7
Less: Net income attributable to noncontrolling interests in the operating partnership	(0.3)	(0.5)	(0.8)	(1.7)
Net Income Attributable to Rayonier Inc.	$19.2	$20.6	$46.6	$74.0

Adjusted EBITDA (f)
Southern Timber	$37.8	$36.6	$124.2	$123.7
Pacific Northwest Timber	7.8	12.6	21.7	48.4
New Zealand Timber	23.5	15.6	37.9	40.8
Real Estate	18.9	8.4	45.8	58.4
Trading	(0.1)	0.2	0.4	0.1
Corporate and Other	(9.0)	(8.6)	(27.1)	(25.7)
Total Adjusted EBITDA	$78.9	$64.7	$202.9	$245.8

(a)Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.
(b)The three and nine months ended September 30, 2022 includes a $1.1 million timber write-off resulting from a casualty event.
(c)The nine months ended September 30, 2023 includes a $2.3 million timber write-off resulting from a casualty event.
(d)The three and nine months ended September 30, 2022 includes $16.0 million of equity income related to the multi-family apartment complex sale in Bainbridge Island, Washington.
(e)The nine months ended September 30, 2023 includes $20.5 million of net recoveries associated with legal settlements.
(f)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended September 30,		Nine Months Ended September 30,
Southern Timber Overview	2023	2022	2023	2022
Sales Volume (in thousands of tons)
Pine Pulpwood	995	965	3,010	3,098
Pine Sawtimber	745	449	2,563	1,529
Total Pine Volume	1,740	1,414	5,574	4,627
Hardwood	69	85	138	291
Total Volume	1,809	1,499	5,712	4,918

% Delivered Volume (vs. Total Volume)	35%	47%	34%	43%
% Pine Sawtimber Volume (vs. Total Pine Volume)	43%	32%	46%	33%
% Export Volume (vs. Total Volume) (a)	1%	2%	1%	2%

Net Stumpage Pricing (dollars per ton)
Pine Pulpwood	$16.54	$22.77	$16.53	$22.88
Pine Sawtimber	28.85	33.31	29.87	34.40
Weighted Average Pine	$21.81	$26.12	$22.67	$26.69
Hardwood	13.16	20.59	13.98	24.33
Weighted Average Total	$21.48	$25.80	$22.46	$26.55

Summary Financial Data (in millions of dollars)
Timber Sales	$54.1	$57.7	$175.0	$186.9
Less: Cut and Haul	(14.4)	(17.3)	(43.4)	(50.5)
Less: Port and Freight	(0.9)	(1.6)	(3.6)	(5.7)
Net Stumpage Sales	$38.8	$38.8	$128.0	$130.7

Non-Timber Sales	9.8	6.8	29.1	20.7
Total Sales	$64.0	$64.5	$204.1	$207.6

Operating Income	$18.6	$22.5	$62.6	$76.9
(+) Depreciation, depletion and amortization	19.2	14.1	61.6	46.8
Adjusted EBITDA (b)	$37.8	$36.6	$124.2	$123.7

Other Data
Period-End Acres (in thousands)	1,899	1,789	1,899	1,789

(a)Estimated percentage of export volume, which includes volumes sold to third-party exporters in addition to direct exports through our log export program.
(b)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended September 30,		Nine Months Ended September 30,
Pacific Northwest Timber Overview	2023	2022	2023	2022
Sales Volume (in thousands of tons)
Pulpwood	43	59	181	214
Domestic Sawtimber (a)	226	230	760	911
Export Sawtimber	21	18	65	63
Total Volume	290	307	1,006	1,188

% Delivered Volume (vs. Total Volume)	94%	100%	97%	90%
% Sawtimber Volume (vs. Total Volume)	85%	81%	82%	82%
% Export Volume (vs. Total Volume) (b)	11%	12%	11%	10%

Delivered Log Pricing (in dollars per ton)
Pulpwood	$33.09	$50.74	$40.67	$44.44
Domestic Sawtimber	108.20	120.08	98.89	114.20
Export Sawtimber (c)	131.15	90.23	146.58	92.15
Weighted Average Log Price	$98.79	$104.97	$91.44	$100.18

Summary Financial Data (in millions of dollars)
Timber Sales	$27.8	$32.6	$91.3	$115.6
Less: Cut and Haul	(12.1)	(13.9)	(44.8)	(46.7)
Less: Port and Freight	(1.1)	(0.2)	(3.8)	(0.7)
Net Stumpage Sales	$14.7	$18.5	$42.7	$68.3

Non-Timber Sales	1.5	1.8	4.7	4.2
Total Sales	$29.3	$34.4	$96.1	$119.8

Operating (Loss) Income	($0.6)	$2.2	($6.5)	$11.7
(+) Timber write-offs resulting from a casualty event (d)	—	1.1	—	1.1
(+) Depreciation, depletion and amortization	8.3	9.4	28.2	35.6
Adjusted EBITDA (e)	$7.8	$12.6	$21.7	$48.4

Other Data
Period-End Acres (in thousands)	474	486	474	486
Sawtimber (in dollars per MBF) (f)	$726	$860	$722	$866

(a)Includes volumes sold to third-party exporters.
(b)Estimated percentage of export volume, which includes volumes sold to third-party exporters in addition to direct exports through our log export program.
(c)Prior to Q4 2022, pricing reflects the transfer of logs on an FOB basis. Beginning in Q4 2022, pricing is reported on a CFR basis (i.e., inclusive of export costs and freight).
(d)Timber write-offs resulting from a casualty event include the write-off of merchantable and pre-merchantable timber volume damaged by casualty events which cannot be salvaged.
(e)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.
(f)Delivered Sawtimber excluding chip-n-saw.

	Three Months Ended September 30,		Nine Months Ended September 30,
New Zealand Timber Overview	2023	2022	2023	2022
Sales Volume (in thousands of tons)
Domestic Pulpwood (Delivered)	58	103	163	302
Domestic Sawtimber (Delivered)	211	221	502	544
Export Pulpwood (Delivered)	55	38	167	129
Export Sawtimber (Delivered)	367	349	1,012	954
Total Volume	690	712	1,844	1,929

% Delivered Volume (vs. Total Volume)	100%	100%	100%	100%
% Sawtimber Volume (vs. Total Volume)	84%	80%	82%	78%
% Export Volume (vs. Total Volume) (a)	61%	54%	64%	56%

Delivered Log Pricing (in dollars per ton)
Domestic Pulpwood	$32.92	$33.13	$34.60	$34.20
Domestic Sawtimber	63.45	69.69	67.46	73.72
Export Sawtimber	95.23	123.07	102.93	130.71
Weighted Average Log Price	$79.47	$92.76	$86.15	$98.92

Summary Financial Data (in millions of dollars)
Timber Sales	$54.9	$66.1	$158.8	$190.9
Less: Cut and Haul	(22.8)	(25.8)	(64.5)	(71.6)
Less: Port and Freight	(15.9)	(23.1)	(47.5)	(69.8)
Net Stumpage Sales	$16.2	$17.2	$46.8	$49.4

Non-Timber Sales / Carbon Credits	15.6	6.4	16.6	11.9
Total Sales	$70.4	$72.5	$175.4	$202.7

Operating Income	$17.6	$9.3	$19.3	$22.7
(+) Timber write-off resulting from a casualty event (b)	—	—	2.3	—
(+) Depreciation, depletion and amortization	6.0	6.3	16.3	18.2
Adjusted EBITDA (c)	$23.5	$15.6	$37.9	$40.8

Other Data
New Zealand Dollar to U.S. Dollar Exchange Rate (d)	0.6084	0.6223	0.6166	0.6479
Net Plantable Period-End Acres (in thousands)	298	297	298	297
Export Sawtimber (in dollars per JAS m3)	$110.72	$143.09	$119.68	$151.98
Domestic Sawtimber (in $NZD per tonne)	$114.72	$123.19	$120.34	$125.16

(a)Percentage of export volume reflects direct exports through our log export program.
(b)Timber write-off resulting from a casualty event includes the write-off of merchantable and pre-merchantable timber volume damaged by a casualty event which cannot be salvaged.
(c)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.
(d)Represents the period-average rate.

	Three Months Ended September 30,		Nine Months Ended September 30,
Real Estate Overview	2023	2022	2023	2022
Sales (in millions of dollars)
Improved Development (a)	$3.1	$2.3	$20.2	$18.8
Unimproved Development	0.1	—	0.1	—
Rural	20.5	7.0	42.6	47.3
Timberland & Non-Strategic	1.1	—	2.9	11.4
Deferred Revenue/Other (b)	6.4	3.2	13.7	3.5
Total Sales	$31.2	$12.4	$79.5	$81.0

Acres Sold
Improved Development (a)	6.9	19.0	302.2	95.9
Unimproved Development	10	—	10	—
Rural	3,799	1,809	8,740	11,194
Timberland & Non-Strategic	466	—	1,070	3,966
Total Acres Sold	4,281	1,828	10,122	15,256

Gross Price per Acre (dollars per acre)
Improved Development (a)	$454,810	$121,106	$66,694	$196,311
Unimproved Development	11,250	—	11,250	—
Rural	5,386	3,848	4,872	4,228
Timberland & Non-Strategic	2,266	—	2,755	2,874
Weighted Average (Total)	$5,781	$5,064	$6,501	$5,084
Weighted Average (Adjusted) (c)	$5,060	$3,848	$4,648	$3,874

Operating Income	$9.2	$15.7	$18.7	$37.0
(+) Depreciation, depletion and amortization	3.1	1.0	6.8	12.7
(+) Non-cash cost of land and improved development	6.6	3.1	20.2	20.3
(–) Gain associated with the multi-family apartment complex sale attributable to NCI (d)	—	(11.5)	—	(11.5)
Adjusted EBITDA (e)	$18.9	$8.4	$45.8	$58.4

(a)Reflects land with capital invested in infrastructure improvements.
(b)Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.
(c)Excludes Improved Development.
(d)Gain associated with the multi-family apartment complex sale attributable to NCI represents the gain recognized in connection with the sale of property by the Bainbridge Landing joint venture attributable to noncontrolling interests.
(e)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended September 30,		Nine Months Ended September 30,
Trading Overview	2023	2022	2023	2022
Sales Volume (in thousands of tons)
U.S.	19	11	49	54
NZ	42	84	252	361
Total Volume	61	95	301	415

Summary Financial Data (in millions of dollars)
Trading Sales	$6.4	$11.2	$33.5	$51.5
Non-Timber Sales	0.4	0.4	1.3	1.2
Total Sales	$6.8	$11.6	$34.8	$52.7

Operating (Loss) Income	($0.1)	$0.2	$0.4	$0.1
Adjusted EBITDA (a)	($0.1)	$0.2	$0.4	$0.1

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended September 30,		Nine Months Ended September 30,
Capital Expenditures By Segment (in millions of dollars)	2023	2022	2023	2022
Timber Capital Expenditures
Southern Timber
Reforestation, silviculture and other capital expenditures	$4.0	$5.4	$17.6	$11.5
Property taxes	2.0	1.9	6.0	5.6
Lease payments	0.1	0.1	0.7	1.0
Allocated overhead	1.5	1.2	4.2	3.6
Subtotal Southern Timber	$7.5	$8.6	$28.4	$21.7
Pacific Northwest Timber
Reforestation, silviculture and other capital expenditures	1.6	2.3	6.6	7.5
Property taxes	0.3	0.3	0.8	0.8
Allocated overhead	1.5	1.3	4.1	4.0
Subtotal Pacific Northwest Timber	$3.3	$3.9	$11.5	$12.3
New Zealand Timber
Reforestation, silviculture and other capital expenditures	3.1	3.2	7.6	8.7
Property taxes	0.2	0.2	0.6	0.6
Lease payments	1.3	1.4	2.6	2.8
Allocated overhead	0.6	0.6	2.0	2.0
Subtotal New Zealand Timber	$5.2	$5.4	$12.9	$14.0
Total Timber Segments Capital Expenditures	$16.1	$17.8	$52.8	$48.0
Real Estate	—	0.1	0.2	0.2
Corporate	0.2	—	0.2	—
Total Capital Expenditures	$16.3	$17.9	$53.1	$48.2

Timberland Acquisitions
Southern Timber	$4.7	—	$10.4	$3.2
Pacific Northwest Timber	—	—	3.6	—
Timberland Acquisitions	$4.7	—	$14.0	$3.2

Real Estate Development Investments (a)	$4.0	$4.9	$18.8	$10.9

(a)Represents investments in master infrastructure or entitlements in our real estate development projects. Real Estate Development Investments are amortized as the underlying properties are sold and included in Non-Cash Cost of Land and Improved Development.

    The following tables summarize sales, operating income (loss) and Adjusted EBITDA variances for September 30, 2023 versus September 30, 2022 (millions of dollars):

Sales	Southern Timber		Pacific Northwest Timber		New Zealand Timber		Real Estate		Trading	Intersegment Eliminations	Total
Three Months Ended September 30, 2022	$64.5		$34.4		$72.5		$12.4		$11.6	($0.1)	$195.3
Volume	8.0		(1.0)		(2.0)		11.9		(3.9)	—	13.0
Price	(7.8)		(2.4)		(0.7)		3.1		(0.8)	—	(8.6)
Non-timber sales	3.0		(0.3)		9.3		—		—	—	12.0
Foreign exchange (a)	—		—		(0.6)		—		—	—	(0.6)
Other	(3.7)	(b)	(1.4)	(b)	(8.1)	(c)	3.8	(d)	(0.1)	—	(9.5)
Three Months Ended September 30, 2023	$64.0		$29.3		$70.4		$31.2		$6.8	($0.1)	$201.6

(a)    Net of currency hedging impact.
(b)    Includes variance due to stumpage versus delivered sales.
(c)    Includes variance due to domestic versus export sales.
(d)    Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.

Sales	Southern Timber		Pacific Northwest Timber		New Zealand Timber		Real Estate		Trading	Intersegment Eliminations	Total
Nine Months Ended September 30, 2022	$207.6		$119.8		$202.7		$81.0		$52.7	($0.2)	$663.7
Volume	21.1		(10.4)		(8.3)		(25.0)		(14.2)	—	(36.8)
Price	(23.4)		(15.3)		(2.2)		14.0		(3.9)	—	(30.8)
Non-timber sales	8.5		0.5		5.4		—		0.1	—	14.5
Foreign exchange (a)	—		—		(3.2)		—		—	—	(3.2)
Other	(9.7)	(b)	1.5	(b)	(19.0)	(c)	9.5	(d)	0.1	(0.2)	(17.8)
Nine Months Ended September 30, 2023	$204.1		$96.1		$175.4		$79.5		$34.8	($0.4)	$589.5

(a)    Net of currency hedging impact.
(b)    Includes variance due to stumpage versus delivered sales.
(c)    Includes variance due to domestic versus export sales.
(d)    Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.

Operating Income	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
Three Months Ended September 30, 2022	$22.5	$2.2	$9.3	$15.7	$0.2	($9.0)	$40.9
Volume	5.0	(0.4)	(0.3)	6.7	—	—	11.0
Price (a)	(7.8)	(2.4)	(0.7)	3.1	—	—	(7.8)
Cost	(1.7)	(1.2)	—	(2.6)	(0.3)	(0.4)	(6.2)
Non-timber income (b)	2.8	(0.3)	9.3	—	—	—	11.8
Depreciation, depletion & amortization	(2.2)	0.4	—	(1.0)	—	—	(2.8)
Non-cash cost of land and improved development	—	—	—	2.5	—	—	2.5
Other (c)	—	1.1	—	(15.2)	—	—	(14.1)
Three Months Ended September 30, 2023	$18.6	($0.6)	$17.6	$9.2	($0.1)	($9.4)	$35.4

(a)For Timber segments, price reflects net stumpage realizations (i.e., net of cut and haul and shipping costs). For Real Estate, price is presented net of cash closing costs.
(b)For the New Zealand Timber segment, includes carbon credit sales.
(c)Pacific Northwest Timber includes a $1.1 million timber write-off resulting from a casualty event in Q3 2022. Real Estate includes a gain associated with the multi-family apartment complex sale attributable to NCI in Q3 2022, deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.

Operating Income	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
Nine Months Ended September 30, 2022	$76.9	$11.7	$22.7	$37.0	$0.1	($26.6)	$121.7
Volume	13.3	(3.8)	(1.5)	(13.7)	—	—	(5.7)
Price (a)	(23.4)	(15.3)	(2.2)	14.0	—	—	(26.9)
Cost	(4.4)	(2.8)	(0.9)	(5.7)	0.3	(1.4)	(14.9)
Non-timber income (b)	7.5	0.5	5.3	—	—	—	13.3
Foreign exchange (c)	—	—	(2.0)	—	—	—	(2.0)
Depreciation, depletion & amortization	(7.3)	2.1	0.2	1.8	—	(0.3)	(3.5)
Non-cash cost of land and improved development	—	—	—	(3.5)	—	—	(3.5)
Other (d)	—	1.1	(2.3)	(11.2)	—	—	(12.5)
Nine Months Ended September 30, 2023	$62.6	($6.5)	$19.3	$18.7	$0.4	($28.3)	$66.1

(a)For Timber segments, price reflects net stumpage realizations (i.e., net of cut and haul and shipping costs). For Real Estate, price is presented net of cash closing costs.
(b)For the New Zealand Timber segment, includes carbon credit sales.
(c)Net of currency hedging impact.
(d)Pacific Northwest Timber includes a $1.1 million timber write-off resulting from a casualty event in Q3 2022. New Zealand Timber includes a $2.3 million timber write-off resulting from a casualty event in Q1 2023. Real Estate includes a gain associated with the multi-family apartment complex sale attributable to NCI in Q3 2022, deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
Three Months Ended September 30, 2022	$36.6	$12.6	$15.6	$8.4	$0.2	($8.6)	$64.7
Volume	7.9	(0.9)	(0.6)	11.9	—	—	18.3
Price (b)	(7.8)	(2.4)	(0.7)	3.1	—	—	(7.8)
Cost	(1.7)	(1.2)	—	(2.6)	(0.3)	(0.4)	(6.2)
Non-timber income (c)	2.8	(0.3)	9.3	—	—	—	11.8
Foreign exchange (d)	—	—	(0.1)	—	—	—	(0.1)
Other (e)	—	—	—	(1.9)	—	—	(1.9)
Three Months Ended September 30, 2023	$37.8	$7.8	$23.5	$18.9	($0.1)	($9.0)	$78.9

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators below.
(b)For Timber segments, price reflects net stumpage realizations (i.e., net of cut and haul and shipping costs). For Real Estate, price is presented net of cash closing costs.
(c)For the New Zealand Timber segment, includes carbon credit sales.
(d)Net of currency hedging impact.
(e)Real Estate includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue. The prior year period included a $4.5 million gain associated with a multi-family apartment complex sale attributable to Rayonier.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
Nine Months Ended September 30, 2022	$123.7	$48.4	$40.8	$58.4	$0.1	($25.7)	$245.8
Volume	20.8	(9.1)	(2.3)	(25.0)	—	—	(15.6)
Price (b)	(23.4)	(15.3)	(2.2)	14.0	—	—	(26.9)
Cost	(4.4)	(2.8)	(0.9)	(5.7)	0.3	(1.4)	(14.9)
Non-timber income (c)	7.5	0.5	5.3	—	—	—	13.3
Foreign exchange (d)	—	—	(2.8)	—	—	—	(2.8)
Other (e)	—	—	—	4.1	—	—	4.1
Nine Months Ended September 30, 2023	$124.2	$21.7	$37.9	$45.8	$0.4	($27.1)	$202.9

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators below.
(b)For Timber segments, price reflects net stumpage realizations (i.e., net of cut and haul and shipping costs). For Real Estate, price is presented net of cash closing costs.
(c)For the New Zealand Timber segment, includes carbon credit sales.
(d)Net of currency hedging impact.
(e)Real Estate includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue. The prior year period included a $4.5 million gain associated with a multi-family apartment complex sale attributable to Rayonier.
SOUTHERN TIMBER
    Third quarter sales of $64.0 million decreased $0.6 million, or 1%, versus the prior year period. Harvest volumes increased 21% to 1.81 million tons versus 1.50 million tons in the prior year period, primarily driven by additional volume from acquisitions completed in the fourth quarter of 2022. Average pine sawtimber stumpage realizations decreased 13% to $28.85 per ton versus $33.31 per ton in the prior year period, primarily due to drier weather conditions, softer demand from sawmills, and decreased competition from pulp mills for chip-n-saw volume. Average pine pulpwood stumpage realizations decreased 27% to $16.54 per ton versus $22.77 per ton in the prior year period due to weaker end-market demand and drier weather conditions. Overall, weighted-average stumpage realizations (including hardwood) decreased 17% to $21.48 per ton versus $25.80 per ton in the prior year period. Operating income of $18.6 million decreased $3.8 million versus the prior year period due to lower net stumpage realizations ($7.8 million), higher depletion rates ($2.2 million), and higher overhead and other costs ($1.7 million), partially offset by higher volumes ($5.0 million) and higher non-timber income ($2.8 million). Third quarter Adjusted EBITDA of $37.8 million was 3%, or $1.2 million, above the prior year period.

    Year-to-date sales of $204.1 million decreased $3.5 million, or 2%, versus the prior year period. Harvest volumes increased 16% to 5.71 million tons versus 4.92 million tons in the prior year period, primarily driven by the additional volume contributions from acquisitions completed in the fourth quarter of 2022. Average pine sawtimber stumpage realizations decreased 13% to $29.87 per ton versus $34.40 per ton in the prior year period, primarily due to drier weather conditions, softer demand from sawmills, and decreased competition from pulp mills for chip-n-saw volume. Average pine pulpwood stumpage realizations decreased 28% to $16.53 per ton versus $22.88 per ton in the prior year period as weaker end-market demand, drier weather conditions, extended maintenance outages at pulp mills, and unfavorable geographical mix all contributed to softer market conditions. Overall, weighted-average stumpage realizations (including hardwood) decreased 15% to $22.46 per ton versus $26.55 per ton in the prior year period. Operating income of $62.6 million decreased $14.3 million versus the prior year period due to lower net stumpage realizations ($23.4 million), higher depletion rates ($7.3 million), and higher overhead and other costs ($4.4 million), partially offset by higher volumes ($13.3 million) and higher non-timber income ($7.5 million). Year-to-date Adjusted EBITDA of $124.2 million was $0.5 million above the prior year period.
PACIFIC NORTHWEST TIMBER
Third quarter sales of $29.3 million decreased $5.1 million, or 15%, versus the prior year period. Harvest volumes decreased 6% to 290,000 tons versus 307,000 tons in the prior year period, as some planned harvests were deferred in response to soft market conditions. Average delivered prices for domestic sawtimber decreased 10% to $108.20 per ton versus $120.08 per ton in the prior year period due to weaker domestic and export market demand. Average delivered pulpwood prices decreased 35% to $33.09 per ton versus $50.74 per ton in the prior year period, as the prior year period benefited from much stronger end-market demand. An operating loss of $0.6 million versus operating income of $2.2 million in the prior year period was driven by lower net stumpage realizations ($2.4 million), higher costs ($1.2 million), lower volumes ($0.4 million) and lower non-timber income ($0.3 million), partially offset by lower depletion rates ($0.4 million) and the prior year period write-off of timber basis due to a fire in Washington ($1.1 million). Third quarter Adjusted EBITDA of $7.8 million was 38%, or $4.8 million, below the prior year period.

Year-to-date sales of $96.1 million decreased $23.8 million, or 20%, versus the prior year period. Harvest volumes decreased 15% to 1.01 million tons versus 1.19 million tons in the prior year period as some planned harvests have been deferred in response to soft market conditions. Average delivered prices for domestic sawtimber decreased 13% to $98.89 per ton versus $114.20 per ton in the prior year period due to weaker domestic and export market demand, as well as less competition from export markets. Average delivered pulpwood prices decreased 8% to $40.67 per ton versus $44.44 per ton in the prior year period as the prior year period benefited from stronger end-market demand. Operating loss of $6.5 million decreased $18.2 million versus the prior year period due to lower net stumpage realizations ($15.3 million), lower volumes ($3.8 million), and higher costs ($2.8 million), partially offset by lower depletion rates ($2.1 million), the prior year period write-off of timber basis due to a fire in Washington ($1.1 million), and higher non-timber income ($0.5 million). Year-to-date Adjusted EBITDA of $21.7 million was 55%, or $26.7 million, below the prior year period.

NEW ZEALAND TIMBER
    Third quarter sales of $70.4 million decreased $2.0 million, or 3%, versus the prior year period. Harvest volumes decreased 3% to 690,000 tons versus 712,000 tons in the prior year period, as some planned harvests were deferred in response to soft market conditions. Average delivered prices for export sawtimber decreased 23% to $95.23 per ton versus $123.07 per ton in the prior year period, primarily due to weaker demand in China and increased supply from Cyclone Gabrielle salvage volume. Despite the significant decline in delivered pricing, export sawtimber net stumpage realizations were down only 4% due to significantly lower port and freight costs versus the prior year period. Average delivered prices for domestic sawtimber declined 9% to $63.45 per ton versus $69.69 per ton in the prior year period. The decrease in domestic sawtimber prices (in U.S. dollar terms) was driven in part by the decline in the NZ$/US$ exchange rate (US$0.61 per NZ$1.00 versus US$0.62 per NZ$1.00). Excluding the impact of foreign exchange rates, domestic sawtimber prices decreased 7% versus the prior year period, reflecting weaker domestic demand and decreased competition from export markets. Third quarter non-timber / carbon credit sales totaled $15.6 million versus $6.4 million in the prior year period, as increased volumes were sold into the market following a significant uptick in NZU pricing. Operating income of $17.6 million increased $8.3 million versus the prior year period primarily due to higher carbon credit sales ($9.3 million), partially offset by lower net stumpage realizations ($0.7 million) and lower volumes ($0.3 million). Third quarter Adjusted EBITDA of $23.5 million was 51%, or $7.9 million, above the prior year period.

Year-to-date sales of $175.4 million decreased $27.3 million, or 13%, versus the prior year period. Harvest volumes decreased 4% to 1.84 million tons versus 1.93 million tons in the prior year period, primarily due to lost production days resulting from Cyclone Gabrielle in the first quarter and the deferral of planned harvests in response to soft market conditions. Average delivered prices for export sawtimber decreased 21% to $102.93 per ton versus $130.71 per ton in the prior year period, driven by increased salvage volume from Cyclone Gabrielle and weaker demand in China. Average delivered prices for domestic sawtimber decreased 8% to $67.46 per ton versus $73.72 per ton in the prior year period. The decrease in domestic sawtimber prices (in U.S. dollar terms) was partially driven by the decline in the NZ$/US$ exchange rate (US$0.62 per NZ$1.00 versus US$0.65 per NZ$1.00). Excluding the impact of foreign exchange rates, domestic sawtimber prices decreased 4% versus the prior year period, reflecting weaker domestic demand and decreased competition from export markets. Operating income of $19.3 million decreased $3.4 million versus the prior year period due to a timber write-off resulting from a tropical cyclone casualty event ($2.3 million), lower net stumpage realizations ($2.2 million), unfavorable foreign exchange impacts ($2.0 million), lower volumes ($1.5 million), and higher costs ($0.9 million), partially offset by higher carbon credit sales ($5.3 million) and lower depletion rates ($0.2 million). Year-to-date Adjusted EBITDA of $37.9 million was 7% or $2.9 million, below the prior year period.
REAL ESTATE
Third quarter sales of $31.2 million increased $18.7 million versus the prior year period, while operating income of $9.2 million decreased $6.6 million versus the prior year period. Prior year third quarter operating income included an $11.5 million gain attributable to noncontrolling interests associated with the Bainbridge Island multi-family apartment complex sale. Sales increased versus the prior year period primarily due to a higher number of acres sold (4,281 acres sold versus 1,828 acres sold in the prior year period) and an increase in weighted-average prices ($5,781 per acre versus $5,064 per acre in the prior year period).

Improved Development sales of $3.1 million included $1.8 million from the Heartwood development project south of Savannah, Georgia and $1.4 million from the Wildlight development project north of Jacksonville, Florida. Sales in Heartwood consisted of 24 finished residential lots for $1.1 million ($45,000 per lot or $290,000 per acre) and a 1.3-acre commercial parcel to be used for a quick-service restaurant for $0.7 million ($531,000 per acre). Sales in Wildlight consisted of a 2-acre commercial parcel to be used for a convenience store for $1.4 million ($735,000 per acre). This compares to Improved Development sales of $2.3 million in the prior year period.
Unimproved Development sales of $0.1 million consisted of a 10-acre transaction for $11,250 per acre. There were no Unimproved Development sales in the prior year period.
Rural sales of $20.5 million consisted of 3,799 acres at an average price of $5,386 per acre. This compares to prior year period sales of $7.0 million, which consisted of 1,809 acres at an average price of $3,848 per acre.
Timberland & Non-Strategic sales of $1.1 million consisted of 466 acres at an average price of $2,266 per acre. There were no Timberland & Non-Strategic sales in the prior year period.
Third quarter Adjusted EBITDA of $18.9 million increased $10.5 million versus the prior year period.
Year-to-date sales of $79.5 million decreased $1.5 million versus the prior year period, while operating income of $18.7 million decreased $18.2 million versus the prior year period. Prior year period operating income included an $11.5 million gain attributable to noncontrolling interests associated with the Bainbridge Island multi-family apartment complex sale. Sales and operating income decreased in the first nine months primarily due to lower volumes (10,122 acres sold versus 15,256 acres sold in the prior year period), partially offset by higher weighted-average prices ($6,501 per acre versus $5,084 per acre in the prior year period). Year-to-date Adjusted EBITDA of $45.8 million decreased $12.7 million versus the prior year period.
TRADING
    Third quarter sales of $6.8 million decreased $4.8 million versus the prior year period due to lower volumes and prices. Sales volumes decreased 35% to 61,000 tons versus 95,000 tons in the prior year period. The Trading segment generated an operating loss of $0.1 million versus operating income of $0.2 million in the prior year period.
Year-to-date sales of $34.8 million decreased $18.0 million versus the prior year period due to lower volumes and prices. Sales volumes decreased 28% to 301,000 tons versus 415,000 tons in the prior year period. Year-to-date operating income and Adjusted EBITDA of $0.4 million increased $0.3 million versus the prior year period as improved margins more than offset reduced trading volume.
OTHER ITEMS
CORPORATE AND OTHER EXPENSE / ELIMINATIONS
    Third quarter corporate and other operating expenses of $9.4 million increased $0.5 million versus the prior year period, primarily driven by higher compensation and benefits expenses.
    Year-to-date corporate and other operating expenses of $28.3 million increased $1.7 million versus the prior year period, primarily due to higher compensation and benefits expenses.
INTEREST EXPENSE
    Third quarter and year-to-date interest expense of $12.6 million and $36.7 million increased $3.5 million and $10.3 million, respectively, versus the prior year period, primarily due to higher average outstanding debt and a higher weighted-average interest rate.
INTEREST AND OTHER MISCELLANEOUS INCOME, NET
    Year-to-date interest and other miscellaneous income includes $20.5 million of net recoveries associated with legal settlements.
INCOME TAX EXPENSE
    Third quarter and year-to-date income tax expense of $0.6 million and $1.8 million decreased $0.7 million and $6.3 million, respectively, versus the prior year period. The New Zealand subsidiary is the primary driver of income tax expense.

OUTLOOK
    In our Southern Timber segment, we continue to expect higher non-timber income for full-year 2023 as compared to full-year 2022, driven by growth in our Land-Based Solutions businesses. In our Pacific Northwest Timber segment, we expect continued softness in end-market demand for the balance of the year. In our New Zealand Timber segment, we expect to remain active in the carbon market following the uptick in NZU pricing during the third quarter; however, we anticipate a lower contribution from carbon sales relative to the third quarter. In our Real Estate segment, the demand for HBU properties and timberland assets has remained strong despite the higher interest rate environment. We expect a significant contribution from our Real Estate segment in the fourth quarter based on transaction volume expected to close.
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
SUMMARY OF LIQUIDITY AND FINANCING COMMITMENTS

	September 30,	December 31,
(millions of dollars)	2023	2022
Cash and cash equivalents	$107.8	$114.3
Total debt (a)	1,519.0	1,523.1
Noncontrolling interests in the operating partnership	69.8	105.8
Shareholders’ equity	1,832.3	1,880.7
Total capitalization (total debt plus permanent and temporary equity)	3,421.1	3,509.6
Debt to capital ratio	44%	43%
Net debt to enterprise value (b)(c)	25%	22%

(a)Total debt as of September 30, 2023 and December 31, 2022 reflects principal on long-term debt, gross of deferred financing costs and unamortized discounts.
(b)Net debt is calculated as total debt less cash and cash equivalents.
(c)Enterprise value based on market capitalization (including Rayonier, L.P. “OP” units) plus net debt based on Rayonier’s share price of $28.46 and $32.96 as of September 30, 2023 and December 31, 2022, respectively.
AT-THE-MARKET (“ATM”) EQUITY OFFERING PROGRAM
On November 4, 2022 we entered into a new distribution agreement with a group of sales agents through which we may sell common shares, from time to time, having an aggregate sales price of up to $300 million (the “2022 ATM Program”). As of September 30, 2023, $269.7 million remains available for issuance under the program.
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

CASH FLOWS
The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2023 and 2022:

(millions of dollars)	2023	2022
Cash provided by (used for):
Operating activities	$208.9	$209.9
Investing activities	(79.7)	(55.9)
Financing activities	(134.2)	(237.6)

CASH PROVIDED BY OPERATING ACTIVITIES
    Cash provided by operating activities decreased $1.0 million from the prior year period primarily due to lower operating results and changes in working capital.
CASH USED FOR INVESTING ACTIVITIES
    Cash used for investing activities increased $23.8 million from the prior year period due to higher timberland acquisitions ($10.7 million), higher real estate development investments ($7.8 million), higher capital expenditures ($4.9 million), and lower proceeds from other investing activities ($0.3 million).
CASH USED FOR FINANCING ACTIVITIES
    Cash used for financing activities decreased $103.5 million from the prior year period. This is primarily due to lower net repayments ($125.0 million), lower distributions to consolidated affiliates ($16.5 million), and lower distributions to noncontrolling interests in the operating partnership ($0.5 million), partially offset by lower net proceeds from the issuance of common shares under the ATM equity offering program ($32.0 million), higher dividends paid on common shares ($4.0 million), and lower proceeds from the issuance of common shares under the Company’s incentive stock plan ($2.6 million).
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

Significant long-term uses of cash include the following (in millions):

Future uses of cash (in millions)	Total	Payments Due by Period
		2023	2024-2025	2026-2027	Thereafter
Long-term debt (a)	$1,519.0	—	$20.7	$498.3	$1,000.0
Interest payments on long-term debt (b)	408.7	24.6	171.8	143.2	69.1
Operating leases — timberland (c)	182.4	4.1	16.1	14.4	147.8
Operating leases — PP&E, offices (c)	6.0	0.4	2.0	0.9	2.7
Commitments — real estate projects	40.3	11.1	19.0	2.3	7.9
Commitments — derivatives (d)	5.1	1.6	3.0	0.5	—
Commitments — environmental remediation (e)	15.7	1.7	9.7	1.3	3.0
Commitments — other (f)	10.3	0.1	10.2	—	—
Total	$2,187.5	$43.6	$252.5	$660.9	$1,230.5

(a)The book value of long-term debt, net of deferred financing costs and unamortized discounts, is currently recorded at $1,511.5 million on our Consolidated Balance Sheets, but upon maturity the liability will be $1,519.0 million. See Note 6 - Debt for additional information.
(b)Projected interest payments for variable-rate debt were calculated based on outstanding principal amounts and interest rates as of September 30, 2023.
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
We anticipate real estate development investments in 2023 to be between $20 million and $23 million, net of reimbursements from community development bonds. Expected real estate development investments are primarily related to Wildlight, our mixed-use community development project located north of Jacksonville, Florida and Heartwood, our mixed-use development project located in Richmond Hill just south of Savannah, Georgia.
Our 2023 dividend payments on Rayonier Inc. common shares and distributions to Rayonier, L.P. unitholders are expected to be approximately $170 million and $3 million, respectively, assuming no change in the quarterly dividend rate of $0.285 per share or partnership unit, or material changes in the number of shares or partnership units outstanding.
Future share repurchases, if any, will depend on the Company’s liquidity and cash flow, as well as general market conditions and other considerations including capital allocation priorities.
Full-year 2023 cash tax payments are expected to be between $5.0 million and $7.0 million, primarily related to the New Zealand subsidiary.
See Note 1 – Basis of Presentation for information regarding subsequent events that are expected to impact our future sources and uses of cash.

OFF-BALANCE SHEET ARRANGEMENTS
We utilize off-balance sheet arrangements to provide credit support for certain suppliers and vendors in case of their default on critical obligations, and collateral for outstanding claims under our previous workers’ compensation self-insurance programs. These arrangements consist of standby letters of credit and surety bonds. As part of our ongoing operations, we also periodically issue guarantees to third parties. Off-balance sheet arrangements are not considered a source of liquidity or capital resources and do not expose us to material risks or material unfavorable financial impacts. See Note 11 — Guarantees for details on the letters of credit and surety bonds as of September 30, 2023.
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
The summarized balance sheet information for the consolidated obligor group of debt issued by Rayonier, L.P. for the nine months ended September 30, 2023 and year ended December 31, 2022 are provided in the table below:

(in millions)	September 30, 2023	December 31, 2022
Current assets	$89.9	$112.2
Non-current assets	128.3	122.8
Current liabilities	21.7	19.8
Non-current liabilities	2,223.3	2,001.9
Due to non-guarantors	747.5	520.4
The summarized results of operations information for the consolidated obligor group of debt issued by Rayonier, L.P. for the nine months ended September 30, 2023 and year ended December 31, 2022 are provided in the table below:

(in millions)	September 30, 2023	December 31, 2022
Cost and expenses	($23.5)	($28.9)
Operating loss	(23.4)	(28.9)
Net loss	(50.9)	(54.3)
Revenue from non-guarantors	641.5	977.9

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
Management uses Adjusted EBITDA as a performance measure. Adjusted EBITDA is a non-GAAP measure that management uses to make strategic decisions about the business and that investors can use to evaluate the operational performance of the assets under management. It excludes specific items that management believes are not indicative of the Company’s ongoing operating results. We define Adjusted EBITDA as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of land and improved development, non-operating income and expense, the gain associated with the multi-family apartment complex sale attributable to noncontrolling interests, timber write-offs resulting from casualty events and Large Dispositions.
We reconcile Adjusted EBITDA to Net Income for the consolidated Company and to Operating Income for the segments, as those are the most comparable GAAP measures for each. The following table provides a reconciliation of Net Income to Adjusted EBITDA for the respective periods (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net Income to Adjusted EBITDA Reconciliation
Net Income	$22.7	$31.9	$49.3	$88.1
Interest, net and miscellaneous income	12.0	7.9	35.5	25.0
Income tax expense	0.6	1.2	1.8	8.1
Depreciation, depletion and amortization	37.0	31.1	114.3	114.2
Non-cash cost of land and improved development	6.6	3.1	20.2	20.3
Gain associated with the multi-family apartment complex sale attributable to NCI (a)	—	(11.5)	—	(11.5)
Timber write-offs resulting from casualty events (b)	—	1.1	2.3	1.1
Non-operating expense (income) (c)	0.1	(0.1)	(20.5)	0.5
Adjusted EBITDA	$78.9	$64.7	$202.9	$245.8

(a)Gain associated with the multi-family apartment complex sale attributable to NCI represents the gain recognized in connection with the sale of property by the Bainbridge Landing joint venture attributable to noncontrolling interests.
(b)Timber write-offs resulting from casualty events includes the write-off of merchantable and pre-merchantable timber volume damaged by casualty events which cannot be salvaged.
(c)The nine months ended September 30, 2023 includes $20.5 million of net recoveries associated with legal settlements.

The following tables provide a reconciliation of Operating Income (Loss) by segment to Adjusted EBITDA by segment for the respective periods (in millions of dollars):

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
September 30, 2023
Operating income (loss)	$18.6	($0.6)	$17.6	$9.2	($0.1)	($9.4)	$35.4
Depreciation, depletion and amortization	19.2	8.3	6.0	3.1	—	0.4	37.0
Non-cash cost of land and improved development	—	—	—	6.6	—	—	6.6
Adjusted EBITDA	$37.8	$7.8	$23.5	$18.9	($0.1)	($9.0)	$78.9

September 30, 2022
Operating income	$22.5	$2.2	$9.3	$15.7	$0.2	($9.0)	$40.9
Gain associated with the multi-family apartment complex sale attributable to NCI (a)	—	—	—	(11.5)	—	—	(11.5)
Timber write-off resulting from a casualty event (b)	—	1.1	—	—	—	—	1.1
Depreciation, depletion and amortization	14.1	9.4	6.3	1.0	—	0.3	31.1
Non-cash cost of land and improved development	—	—	—	3.1	—	—	3.1
Adjusted EBITDA	$36.6	$12.6	$15.6	$8.4	$0.2	($8.6)	$64.7

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

Nine Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
September 30, 2023
Operating income (loss)	$62.6	($6.5)	$19.3	$18.7	$0.4	($28.3)	$66.1
Timber write-off resulting from a casualty event (a)	—	—	2.3	—	—	—	2.3
Depreciation, depletion and amortization	61.6	28.2	16.3	6.8	—	1.3	114.3
Non-cash cost of land and improved development	—	—	—	20.2	—	—	20.2
Adjusted EBITDA	$124.2	$21.7	$37.9	$45.8	$0.4	($27.1)	$202.9

September 30, 2022
Operating income	$76.9	$11.7	$22.7	$37.0	$0.1	($26.6)	$121.7
Gain associated with the multi-family apartment complex sale attributable to NCI (b)	—	—	—	(11.5)	—	—	(11.5)
Timber write-off resulting from casualty event (a)	—	1.1	—	—	—	—	1.1
Depreciation, depletion and amortization	46.8	35.6	18.2	12.7	—	0.9	114.2
Non-cash cost of land and improved development	—	—	—	20.3	—	—	20.3
Adjusted EBITDA	$123.7	$48.4	$40.8	$58.4	$0.1	($25.7)	$245.8

(a)Timber write-off resulting from a casualty event includes the write-off of merchantable and pre-merchantable timber volume damaged by a casualty event which cannot be salvaged.
(b)Gain associated with the apartment complex sale attributable to NCI represents the gain recognized in connection with the sale of property by the Bainbridge Landing joint venture attributable to noncontrolling interests.

The following table provides a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Nine Months Ended September 30,
	2023	2022
Cash provided by operating activities	$208.9	$209.9
Capital expenditures (a)	(53.1)	(48.2)
Net recoveries on legal settlements	(20.5)	—
Working capital and other balance sheet changes	(21.8)	(2.9)
CAD	$113.5	$158.8
Mandatory debt repayments	—	—
CAD after mandatory debt repayments	$113.5	$158.8

Cash used for investing activities	($79.7)	($55.9)
Cash used for financing activities	($134.2)	($237.6)

(a)    Capital expenditures exclude timberland acquisitions of $14.0 million and $3.2 million during the nine months ended September 30, 2023 and September 30, 2022, respectively.
The following table provides supplemental cash flow data (in millions of dollars):

	Nine Months Ended September 30,
	2023	2022
Purchase of timberlands	($14.0)	($3.2)
Real Estate Development Investments	(18.8)	(10.9)
Distributions to noncontrolling interests in consolidated affiliates	—	(16.5)
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
Interest Rate Risk
    Due to the discontinuation of LIBOR on June 30, 2023, we amended our outstanding variable rate debt agreements and active interest rate swaps to change the interest rate benchmark from LIBOR to Daily Simple SOFR in December 2022. In March 2023, we modified our benchmark rates from LIBOR to Daily Simple SOFR for our forward-starting interest rates swaps. We are exposed to interest rate risk through our variable rate debt due to changes in SOFR. However, we use interest rate swaps to manage our exposure to interest rate movements on our term credit agreements by swapping existing and anticipated future borrowings from floating rates to fixed rates. As of September 30, 2023, we had $1 billion of U.S. long-term variable rate debt outstanding on our term credit agreements.
The notional amount of outstanding interest rate swap contracts with respect to our term credit agreements at September 30, 2023 was $850 million. The $350 million 2015 Term Loan Facility matures in April 2028, with the associated interest rate swaps maturing in August 2024. We have entered into forward starting interest rate swaps to cover $200 million of the 2015 Term Loan Facility through the extended maturity date. The 2016 Incremental Term Loan Facility and associated interest rate swaps mature in May 2026, and the 2021 Incremental Term Loan Facility and associated interest rate swaps mature in June 2029. We have entered into an interest rate swap agreement to cover $100 million of borrowings under the 2022 Incremental Term Loan Facility through the maturity date in December 2027. At this borrowing level, a hypothetical one-percentage point increase/decrease in interest rates would result in a corresponding increase/decrease in interest payments and expense of approximately $1.5 million over a 12-month period.
    The fair market value of our fixed interest rate debt is also subject to interest rate risk. The estimated fair value of our fixed rate debt at September 30, 2023 was $422.2 million compared to the $519.0 million principal amount. We use interest rates of debt with similar terms and maturities to estimate the fair value of our debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at September 30, 2023 would result in a corresponding decrease/increase in the fair value of our fixed rate debt of approximately $24 million and $26 million, respectively.
    We estimate the periodic effective interest rate on our long-term fixed and variable rate debt to be approximately 3.1% after consideration of interest rate swaps and estimated patronage refunds, excluding unused commitment fees on the revolving credit facility.

    The following table summarizes our outstanding debt, interest rate swaps and average interest rates, by year of expected maturity and their fair values at September 30, 2023:

(Dollars in thousands)	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Variable rate debt:
Principal amounts	—	—	—	$200,000	$250,000	$550,000	$1,000,000	$1,000,000
Average interest rate (a)(b)	—	—	—	7.05%	7.00%	6.99%	7.00%
Fixed rate debt:
Principal amounts	—	—	$20,709	$24,161	$24,161	$450,000	$519,030	$422,224
Average interest rate (b)	—	—	2.95%	3.64%	6.48%	2.75%	2.97%
Interest rate swaps:
Notional amount	—	$350,000	—	$200,000	$100,000	$200,000	$850,000	$62,520
Average pay rate (b)	—	2.18%	—	1.50%	3.72%	0.67%	1.85%
Average receive rate (b)	—	5.30%	—	5.30%	5.30%	5.30%	5.30%
Forward-starting interest rate swaps
Notional amount	—	—	—	—	—	$200,000	$200,000	$17,501
Average pay rate (b)	—	—	—	—	—	1.37%	1.37%
Average receive rate (b)	—	—	—	—	—	5.30%	5.30%

(a)    Excludes estimated patronage refunds.
(b)    Interest rates as of September 30, 2023.

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
Foreign Exchange Exposure
    At September 30, 2023, the New Zealand subsidiary had foreign currency exchange contracts with a notional amount of $127.2 million and foreign currency option contracts with a notional amount of $86.0 million outstanding related to foreign export sales. The amount hedged represents a portion of forecasted U.S. dollar denominated export timber and log trading sales proceeds over the next 36 months and next 2 months, respectively.
    The following table summarizes our outstanding foreign currency exchange rate risk contracts at September 30, 2023:

(Dollars in thousands)	0-1 months	1-2 months	2-3 months	3-6 months	6-12 months	12-18 months	18-24 months	24-36 months	Total	Fair Value
Foreign exchange contracts to sell U.S. dollar for New Zealand dollar
Notional amount	$8,500	$6,200	$5,000	$15,000	$34,000	$14,500	$12,000	$32,000	$127,200	($4,585)
Average contract rate	1.5225	1.5312	1.5350	1.5403	1.6136	1.6836	1.6572	1.6521	1.6135

Foreign currency option contracts to sell U.S. dollar for New Zealand dollar
Notional amount	$2,000	$2,000	$2,000	$6,000	$12,000	$24,000	$24,000	$14,000	$86,000	($534)
Average strike price	1.4946	1.4969	1.5243	1.5684	1.6347	1.6446	1.7150	1.6680	1.6517

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
Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of September 30, 2023.
In the quarter ended September 30, 2023, based upon the evaluation required by Rule 13a-15(d) under the Exchange Act, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

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
Based on an evaluation of the Operating Partnership’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, management, including Rayonier’s Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of September 30, 2023.
In the quarter ended September 30, 2023, based upon the evaluation required by Rule 13a-15(d) under the Exchange Act, there were no changes in internal controls over financial reporting that would materially affect or are reasonably likely to materially affect internal controls over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

The information set forth in Note 9 — Contingencies and in Note 10 – Environmental and Natural Resource Damage Liabilities in the “Notes to Consolidated Financial Statements” under Item 1 of Part I of this report is incorporated herein by reference.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Rayonier Inc.
REGISTERED SALES OF EQUITY SECURITIES

From time to time, the Company may issue its common shares in exchange for units in the Operating Partnership. Such shares are issued based on an exchange ratio of one common share for each unit in the Operating Partnership. During the quarter ended September 30, 2023, the Company issued 15,904 common shares in exchange for an equal number of units in the Operating Partnership pursuant to the agreement of the Operating Partnership.
ISSUER PURCHASES OF EQUITY SECURITIES

In February 2016, the Board of Directors approved the repurchase of up to $100 million of Rayonier’s common shares (the “share repurchase program”) to be made at management’s discretion. The program has no time limit and may be suspended or discontinued at any time. There were no shares repurchased under this program in the third quarter of 2023. As of September 30, 2023, there was $87.7 million, or approximately 3,082,518 shares based on the period-end closing stock price of $28.46, remaining under this program.
The following table provides information regarding our purchases of Rayonier common shares during the quarter ended September 30, 2023:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (c)
July 1 to July 31	38	$31.40	—	2,648,806
August 1 to August 31	10	32.94	—	2,934,062
September 1 to September 30	920	30.11	—	3,082,518
Total	968		—

(a)Includes 968 shares repurchased to satisfy tax withholding requirements related to the vesting of shares under the Rayonier Incentive Stock Plan. The price per share surrendered is based on the closing price of the Company’s common shares on the respective vesting dates of the awards.
(b)Purchases made in open-market transactions under the $100 million share repurchase program announced on February 10, 2016.
(c)Maximum number of shares authorized to be purchased under the share repurchase program at the end of July, August and September are based on month-end closing stock prices of $33.12, $29.90 and $28.46, respectively.

Rayonier, L.P.
UNREGISTERED SALES OF EQUITY SECURITIES

There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended September 30, 2023.
ISSUER PURCHASES OF EQUITY SECURITIES

Pursuant to the Operating Partnership’s limited partnership agreement, limited partners have the right to redeem their units in the Operating Partnership for cash, or at our election, shares of Rayonier Common Stock on a one-for-one basis. During the quarter ended September 30, 2023, 15,904 units in the Operating Partnership held by limited partners were redeemed in exchange for shares of Rayonier Common Stock.

Item 5.    OTHER INFORMATION
Insider Trading Arrangements and Policies

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2023, as such terms are defined under item 408(a) of Regulation S-K.

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
101
The following financial information from Rayonier Inc. and Rayonier, L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2023, formatted in Inline Extensible Business Reporting Language (“iXBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended September 30, 2023 and 2022 of Rayonier Inc.; (ii) the Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 of Rayonier Inc.; (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2023 and 2022 of Rayonier Inc.; (iv) the Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022 of Rayonier Inc.; (v) the Consolidated Statements of Income and Comprehensive Income for the Three and Nine Months Ended September 30, 2023 and 2022 of Rayonier, L.P.; (vi) the Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 of Rayonier, L.P.; (vii) the Consolidated Statements of Changes in Capital for the Nine Months Ended September 30, 2023 and 2022 of Rayonier, L.P.; (viii) the Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022 of Rayonier, L.P.; and (ix) the Notes to Consolidated Financial Statements of Rayonier Inc. and Rayonier, L.P.
Filed herewith
104	The cover page from the Company’s Quarterly Report on Form 10-Q from the quarter ended September 30, 2023, formatted in Inline XBRL (included as Exhibit 101).	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER INC.

By:	/s/ APRIL TICE
April Tice Vice President and Chief Accounting Officer (Duly Authorized Officer, Principal Accounting Officer)
Date: November 3, 2023

RAYONIER, L.P.

By: RAYONIER INC., its sole general partner

By:	/s/ APRIL TICE
April Tice Vice President and Chief Accounting Officer (Duly Authorized Officer, Principal Accounting Officer)
Date: November 3, 2023