Form 10-K
period 2023-12-31
RAYONIER INC; Rayonier, L.P.
filed 2024-02-23
CIK 52827, 1806931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Rayonier Inc.    Yes ☐        No  ☒    Rayonier, L.P.    Yes ☐        No  ☒
The aggregate market value of the Common Shares of the registrant held by non-affiliates at the close of business on June 30, 2023 was $4,620,553,842 based on the closing sale price as reported on the New York Stock Exchange.

As of February 16, 2024, Rayonier Inc. had 148,639,783 Common Shares outstanding. As of February 16, 2024, Rayonier, L.P. had 2,102,607 Units outstanding.
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the 2024 annual meeting of the shareholders of the registrant scheduled to be held May 16, 2024, are incorporated by reference in Part III hereof.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2023 of Rayonier Inc., a North Carolina corporation, and Rayonier, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Rayonier” or “the Company” mean Rayonier Inc. and references to the “Operating Partnership” mean Rayonier, L.P. References to “we,” “us,” and “our” mean collectively Rayonier Inc., the Operating Partnership and entities/subsidiaries owned or controlled by Rayonier Inc. and/or the Operating Partnership.

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

As of December 31, 2023, the Company owned a 98.4% interest in the Operating Partnership, with the remaining 1.6% interest owned by limited partners of the Operating Partnership. As the sole general partner of the Operating Partnership, Rayonier Inc. has exclusive control of the day-to-day management of the Operating Partnership.

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

Item 1.    BUSINESS
GENERAL
We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive softwood timber growing regions in the U.S. and New Zealand. We invest in timberlands and actively manage them to provide current income and attractive long-term returns to our shareholders. We conduct our business through an umbrella partnership real estate investment trust (“UPREIT”) structure in which our assets are owned by our Operating Partnership and its subsidiaries. Rayonier manages the Operating Partnership as its sole general partner. Our revenues, operating income and cash flows are primarily derived from the following core business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate, and Trading. As of December 31, 2023, we owned, leased or managed approximately 2.7 million acres of timberland and real estate located in the U.S. South (1.85 million acres), U.S. Pacific Northwest (418,000 acres) and New Zealand (421,000 gross acres, or 297,000 net plantable acres). In addition, we engage in the trading of logs to Pacific Rim markets, predominantly from New Zealand and Australia to support our New Zealand export operations; however, we also engage in log trading activities to these markets from the U.S. South and U.S. Pacific Northwest. We have an added focus to maximize the value of our land portfolio by pursuing higher and better use (“HBU”) land sale opportunities.
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
Under our REIT structure, we are generally not required to pay U.S. federal income taxes on our earnings from timber harvest operations and other REIT-qualifying activities contingent upon meeting applicable distribution, income, asset, shareholder and other tests. As of December 31, 2023, Rayonier owns a 98.4% interest in the Operating Partnership and a corresponding portion of taxable income or loss. Certain operations are conducted through our taxable REIT subsidiaries (“TRS”) and subject to U.S. federal and state corporate income tax. As of December 31, 2023 and as of the date of the filing of this Annual Report on Form 10-K, we believe the Company is in compliance with all REIT tests. See Note 20 — Income Taxes for further discussion of REIT and non-REIT qualifying operations.

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
OUR COMPETITIVE STRENGTHS
We believe that we distinguish ourselves from other timberland owners and other alternative asset investments through the following competitive strengths:
•Only Pure-Play Timberland REIT. We are the only publicly traded “pure-play” timberland REIT, providing our investors with a focused, large-scale timberland investment vehicle. We are differentiated from other timberland REITs in that we do not own any manufacturing assets, which reduces volatility in our earnings and cash flow, and also enhances our ability to make nimble operational and portfolio management decisions to maximize shareholder value.
•Scale in Premier Softwood Timber Markets. Our timberland holdings are strategically located in core softwood producing regions, many of which have favorable supply-demand dynamics that translate to superior cash flow generation per acre and per ton compared to industry benchmarks and other timberland owners. Our most significant timberland holdings are located in the U.S. South, in close proximity to a variety of established pulp, paper, and wood products manufacturing facilities and export operations, which provide demand for both pulpwood and higher-value sawtimber products. Our Pacific Northwest and New Zealand timberlands benefit from strong domestic sawmill markets as well as access to nearby ports to capitalize on exports to Pacific Rim markets.
•Well-Positioned to Provide Land-Based Solutions. Our timberland portfolio is well-positioned to provide land-based solutions to support the transition to a low-carbon economy. Specifically, we expect increased demand for (1) alternative and/or additional land uses, such as solar farms, wind farms, and carbon capture and storage; (2) carbon offsets generated from the carbon sequestered through tree growth; and (3) wood fiber for bioenergy and biofuel applications. In particular, the location, scale, and geologic attributes of our assets in the U.S. South provide us with a competitive advantage in providing superior solutions for solar energy and carbon capture and storage. Select lands in our portfolio are also suitable for wind energy applications. We currently have solar, carbon capture and storage, and wind leases in place with high-caliber counterparties, and we expect these and other new revenue streams associated with land-based solutions to grow in the future.
•Carbon Sequestration and Other Environmental Benefits of Our Forests. We expect that the environmental attributes of our forestry assets will play an increasingly important role in creating value over time. Our timberlands absorb significantly more carbon than we emit in our operations and position us to capitalize on the increasing demand for carbon solutions by companies, governments, and investors. Our trees not only remove carbon from the atmosphere through photosynthesis while growing, but after harvesting, a significant portion of the carbon removed from our forests remains stored for an extended period of time within the wood products produced from our timber. Further, our forests provide other environmental benefits—such as supporting clean air, water and wildlife habitat—all while being sustainably managed through continuous cycles of growth and harvest.
•Proven Real Estate Platform with Development Capabilities. We have an established track record of identifying and selling rural and recreational HBU properties across our portfolio at significant premiums to timberland values. We also have built differentiated in-house real estate development capabilities to pursue land-use entitlements and selective investments in infrastructure that create significantly higher developed real estate values on holdings near expanding urban areas. Our current real estate development activity primarily consists of two distinct projects—one north of Jacksonville, Florida and another south of Savannah, Georgia. In addition to these active projects, we have a multi-year pipeline of real estate development opportunities in Florida, Georgia, and Washington.
•Advantageous Structure and Conservative Capitalization. Under our REIT structure, we are generally not required to pay federal income taxes on our earnings from timber harvest operations and other REIT-qualifying activities, which allows us to optimize the value of our portfolio in a tax efficient manner. We also maintain a strong credit profile and have investment grade debt ratings. We believe that our access to the public capital markets, advantageous REIT structure, and commitment to a conservative capitalization provide us with a competitive cost of capital as well as the financial flexibility to execute a nimble capital allocation strategy with a view towards building long-term value per share.

OUR STRATEGY
Our business strategy consists of the following key elements:
•Own High-Quality Timberlands, Managed with a Long-Term Mindset. We generate recurring income and cash flow primarily from the harvest and sale of timber. We carefully manage our timberlands to maximize net present value over the long term by achieving an optimal balance among biological timber growth, cash flow generation from harvesting activities, and responsible environmental stewardship. Our timber harvesting strategy is designed to produce a long-term, sustainable yield, which in turn contributes to relatively stable cash flows and timber inventory over time. We generally target annual harvest levels in line with our sustainable yield by segment, although we may adjust harvest levels periodically as a result of age-class variations in our portfolio or in response to market conditions.
•Active Portfolio Management. We seek to continually upgrade our portfolio through selective acquisitions and dispositions in an effort to concentrate our timberland holdings in markets with the strongest cash flow attributes and most favorable long-term growth prospects. Our strategy relies upon intensive analysis of supply and demand within localized timber markets, careful due diligence of regional timber inventory and site productivity, and comprehensive evaluation of potential HBU and land-based solutions upside. We seek to optimize our risk-adjusted returns by making calculated buy and sell decisions based on objective underwriting criteria and rigorous adherence to strategic and financial metrics. We further seek to mitigate risk and capitalize on synergy opportunities by focusing our acquisition efforts in areas where we have existing operations and proprietary market knowledge.
•Optimize Portfolio Value Through Differentiated Real Estate Platform. We continuously evaluate the highest and best use of our lands and seek to capitalize on identified opportunities through strategies uniquely tailored to maximize the value of our lands. Our real estate platform focuses on identifying and executing rural and recreational HBU property sales at significant premiums to our timberland hold value. In addition, we selectively pursue land-use entitlements and invest in infrastructure improvements on certain properties that are well-suited for residential, commercial, and industrial development in order to fully realize their long-term value potential, as well as to enhance the value of our surrounding landholdings. Our rural and recreational HBU property sales typically comprise approximately 1% to 2% of our Southern timberland holdings on an annual basis, while our current pipeline of development property sales is concentrated in two specific projects in the U.S. South known as Wildlight and Heartwood.
•Unlock Asset Potential Through Land-Based Solutions. The opportunity to provide land-based solutions from our timberlands to support the transition to a low-carbon economy—including solar leases, carbon capture and storage leases, carbon offsets, and fiber for bioenergy—is rapidly expanding. We intend to engage in lease agreements, carbon projects, and other transactions that increase the cash flow generation and net present value of select properties that have the requisite location, scale, geologic attributes, and/or other qualities to support these land-based solutions. To this end, we regularly assess our timberland portfolio to identify properties with land-based solutions potential, and we actively engage with credible counterparties to pursue value-enhancing transactions, generally with little to no incremental capital investment required by us.
•Pursue Nimble Approach to Capital Allocation. We believe in maintaining a nimble approach to capital allocation, recognizing that different opportunities will become available at different points in the business cycle. Our capital allocation philosophy is ingrained within our culture and employs a flexible, rather than prescriptive, approach with a view towards building long-term value per share. We continuously evaluate a full range of capital allocation alternatives—including dividends, share buybacks, acquisitions, divestitures, debt reduction, and capital investments—to determine the optimal means to create value for our shareholders, and we will opportunistically pivot our capital allocation priorities accordingly.
•Employ Best-in-Class Stewardship and Disclosure Practices. We are committed to responsible stewardship, environmentally and economically sustainable forestry, and positive climate change solutions. We are further committed to being an industry leader in transparent disclosure, particularly relating to our timberland holdings, harvest schedules, timber inventory, age-class profiles, carbon footprint, and other pertinent data regarding our long-term sustainability. We believe our continued commitment to transparency around the stewardship of our assets and capital will allow us to effectively attract and deploy capital, and further enhance our reputation as a preferred industry supplier and employer.

SEGMENT INFORMATION
As of December 31, 2023, Rayonier operated in five reportable business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate and Trading. The previously reported Timber Funds segment was liquidated in 2021 with all proceeds being distributed to noncontrolling interests at the end of 2022. As a result, disclosure of the Timber Funds segment results are not presented for 2023 or 2022, while 2021 results are presented for historical purposes. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 — Segment and Geographical Information for information on sales and operating income by reportable segment and geographic region.
TIMBER
Our timber businesses are disaggregated into Southern Timber, Pacific Northwest Timber, and New Zealand Timber. Sales in the Timber segments include the harvesting of timber as well as other non-timber activities, including the leasing and licensing of properties, land-based solutions, and carbon credit sales.
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
Our estimated merchantable timber inventory changes over time as timber is harvested, as pre-merchantable timber transitions to merchantable timber, as existing merchantable timber inventory grows, as we acquire and sell timberland and as we periodically update our statistical sampling and growth and yield models. Our timber inventory by product and age class for our Southern Timber segment is presented herein as of September 30, 2023 and does not reflect acquisitions or dispositions completed in the fourth quarter. For our Pacific Northwest Timber segment, our timber inventory by product and age class is presented as of September 30, 2023 on a pro forma basis adjusted for our 55,000-acre Large Disposition in Oregon completed in the fourth quarter. For purposes of calculating per unit depletion rates for the subsequent year, we estimate our merchantable timber inventory as of December 31, including the impact of acquisitions and dispositions.
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

The following table sets forth the estimated volumes of merchantable timber inventory by location in short green tons as of September 30, 2023 for the South and Pacific Northwest and as of December 31, 2023 for New Zealand. Merchantable timber inventory for the Pacific Northwest is presented on a pro forma basis adjusted for a 55,000-acre Large Disposition in Oregon completed in the fourth quarter:

(volumes in thousands of SGT)
Location	Merchantable Inventory (a)	%
South	74,685	73
Pacific Northwest	9,541	9
New Zealand	17,717	18
	101,943	100

(a)For all regions, depletion rate calculations for the upcoming year are based on estimated volumes of merchantable inventory at December 31, 2023.
We define sustainable yield as the average harvest level that can be sustained into perpetuity based on our estimates of biological growth and the expected productivity resulting from our reforestation and silvicultural efforts. Our estimated sustainable yield may change over time based on changes in silvicultural techniques and resulting timber yields, changes in environmental laws and restrictions, changes in the statistical sampling and estimates of our merchantable timber inventory, acquisitions and dispositions of timberlands, the expiration or renewal of timberland leases, casualty losses, and other factors. Moreover, our harvest level in any given year may deviate from our estimated sustainable yield due to variations in the age class of our timberlands, the product mix of our harvest (i.e., pulpwood versus sawtimber), our deliberate acceleration or deferral of harvest in response to market conditions, our thinning activity (in which we periodically remove some smaller trees from a stand to enhance long-term sawtimber potential of the remaining timber), or other factors. We estimated sustainable yield for each of our Timber segments as of December 31, 2023.
We manage our U.S. timberlands in accordance with the requirements of the Sustainable Forestry Initiative® (“SFI”) program. The timberland holdings of the New Zealand subsidiary are certified under the Forest Stewardship Council® (“FSC”). The majority of our New Zealand timberland holdings are also certified under the Programme for the Endorsement of Forest Certification (“PEFC”). All programs are comprehensive systems of environmental principles, objectives and performance measures that combine the perpetual growing and harvesting of trees with the protection of wildlife, plants, soil and water quality. Through application of our site-specific silvicultural expertise and financial discipline, we manage timber in a way that is designed to optimize site preparation, tree species selection, competition control, fertilization, timing of thinning and final harvest. We also have a genetic seedling improvement program to enhance the productivity and quality of our timberlands and overall forest health. In addition, non-timber income opportunities associated with our timberlands such as recreational licenses, considerations for the future HBU of the land, and land-based solutions such as carbon sequestration and credit sales in our New Zealand Timber segment are integral parts of our site-specific management philosophy. All of these activities are designed to maximize value while complying with SFI, or FSC and PEFC requirements.

SOUTHERN TIMBER
As of December 31, 2023, our Southern timberlands acreage consisted of approximately 1.85 million acres (including approximately 93,000 acres of leased lands) located in Alabama, Arkansas, Florida, Georgia, Louisiana, Oklahoma, South Carolina and Texas. Approximately two-thirds of this land supports intensively managed plantations of predominantly loblolly and slash pine. The other one-third of this land is too wet to support pine plantations, but supports productive natural stands primarily consisting of natural pine and a variety of hardwood species. Rotation ages typically range from 21 to 28 years for pine plantations and from 35 to 60 years for natural stands. Key consumers of our timber include pulp, paper, wood products and biomass facilities.
We estimate that the sustainable yield of our Southern timberlands, including both pine and hardwoods, is approximately 6.8 to 7.2 million tons annually. We expect that the average annual harvest volume of our Southern timberlands over the next five years (2024 to 2028) will be generally in line with our sustainable yield. For additional information, see Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield and Item 1A — Risk Factors.
In 2023, we acquired approximately 3,500 acres of timberland in the Southern region. For additional information, see Note 4 — Timberland Acquisitions.
We estimate that the gross timber inventory and merchantable timber inventory of our Southern timberlands were 89 million tons and 75 million tons, respectively, as of September 30, 2023. The following table provides a breakdown of our Southern timberlands acreage and timber inventory by product and age class as of September 30, 2023:

(volumes in thousands of SGT) (a)
Age Class	Acres (000’s)	Pine Pulpwood	Pine Sawtimber	Hardwood Pulpwood	Hardwood Sawtimber	Total
Pine Plantation
0 to 4 years (b)	291	—	—	—	—	—
5 to 9 years	203	—	—	—	—	—
10 to 14 years	187	6,974	1,695	43	—	8,712
15 to 19 years	237	12,287	6,118	136	1	18,542
20 to 24 years	205	8,167	8,236	158	4	16,565
25 to 29 years	66	2,278	4,147	89	3	6,517
30 + years	49	1,325	3,701	154	3	5,183
Total Pine Plantation	1,238	31,031	23,897	580	11	55,519
Natural Pine (Plantable) (c)	36	291	577	754	221	1,843
Natural Mixed Pine/Hardwood (d)	556	5,020	6,757	14,876	4,879	31,532
Forested Acres and Gross Inventory	1,830	36,342	31,231	16,210	5,111	88,894
Plus: Non-Forested Acres (e)	69
Gross Acres	1,899
Less: Pre-Merchantable Age Class Inventory (f)						(9,445)
Less: Volume in Environmentally Sensitive/Legally Restricted Areas						(4,764)
Merchantable Timber Inventory						74,685

(a)Table presented as of September 30, 2023 and does not include acquisitions or dispositions completed in the fourth quarter.
(b)0 to 4 years includes clearcut acres not yet replanted.
(c)Consists of natural stands that are convertible into pine plantations once harvested.
(d)Consists of all non-plantable natural stands, including those that are in environmentally sensitive or economically inaccessible areas.
(e)Includes roads, rights of way and all other non-forested areas.
(f)Includes inventory that is less than 15 years old in all states except for Oklahoma where the standard is less than 17 years old.

PACIFIC NORTHWEST TIMBER
As of December 31, 2023, our Pacific Northwest timberlands consisted of approximately 418,000 acres located in Oregon and Washington, of which approximately 311,000 acres were designated as productive acres, meaning land that is capable of growing merchantable timber and where the harvesting of timber is not constrained by physical, environmental or regulatory restrictions. These timberlands primarily comprise second and third rotation western hemlock and Douglas-fir, as well as a small amount of other softwood species, such as western red cedar. A small percentage also consists of natural hardwood stands of predominantly red alder. In the Pacific Northwest, rotation ages typically range from 35 to 50 years. Our product mix in the Pacific Northwest is heavily weighted to sawtimber, which is sold to domestic wood products facilities as well as exported primarily to Pacific Rim markets.
We estimate that the sustainable yield of our Pacific Northwest timberlands is approximately 160 to 185 MMBF (or 1.25 to 1.45 million tons) annually. We expect that the average annual harvest volume of our Pacific Northwest timberlands over the next five years (2024 to 2028) will be generally in line with our sustainable yield. For additional information, see Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield and Item 1A — Risk Factors.
In 2023, we acquired approximately 400 acres of timberlands in the Pacific Northwest region. For additional information, see Note 4 — Timberland Acquisitions. In addition, we closed on a 55,000-acre Large Disposition in Oregon for $242.2 million. See Item 7 — Results of Operations and for additional information.
We estimate that the gross timber inventory and merchantable timber inventory of our Pacific Northwest timberlands were 2,388 MMBF and 1,231 MMBF, respectively, as of September 30, 2023, on a pro forma basis adjusted for the 55,000-acre Large Disposition in Oregon completed in the fourth quarter. The following table provides a breakdown of our Pacific Northwest timberlands acreage and timber inventory by product and age class as of September 30, 2023, presented on a pro forma basis to exclude acreage and timber inventory sold in the Large Disposition:

(volumes in MBF, except as noted) (a)
Age Class	Acres (000’s)	Softwood Pulpwood (f)	Softwood Sawtimber (f)	Total (f)
Commercial Forest
0 to 4 years (b)	29	—	—	—
5 to 9 years	36	—	—	—
10 to 14 years	37	—	—	—
15 to 19 years	42	—	—	—
20 to 24 years	33	34,290	79,499	113,789
25 to 29 years	28	36,666	192,992	229,658
30 to 34 years	39	81,561	534,056	615,617
35 to 39 years	43	83,300	701,410	784,710
40 to 44 years	13	21,289	252,962	274,251
45 to 49 years	4	7,431	78,051	85,482
50+ years	3	6,031	55,960	61,991
Total Commercial Forest	307	270,568	1,894,930	2,165,498
Non-Commercial Forest (c)	4	3,517	21,372	24,889
Productive Forested Acres	311
Restricted Forest (d)	82	26,344	171,468	197,812
Total Forested Acres and Gross Inventory	393	300,429	2,087,770	2,388,199
Plus: Non-Forested Acres (e)	25
Gross Acres	418
Less: Pre-Merchantable Age Class Inventory				(959,329)
Less: Restricted Forest Inventory				(197,812)
Total Merchantable Timber				1,231,058
Conversion factor for MBF to SGT				7.75
Total Merchantable Timber (thousands of SGT)				9,541

(a)Table presented as of September 30, 2023 and is presented on a pro forma basis adjusted for the 55,000-acre Large Disposition in Oregon.
(b)0 to 4 years includes clearcut acres not yet replanted.
(c)Includes non-commercial forests with limited productivity.
(d)Includes significant portions of riparian management zones, legally restricted forests, and environmentally sensitive areas.
(e)Includes roads, rights of way, and all other non-forested areas.
(f)Includes a minor component of hardwood in red alder and other species.

NEW ZEALAND TIMBER
As of December 31, 2023, our New Zealand timberlands consisted of approximately 421,000 acres (including approximately 233,000 acres of leased lands), of which approximately 297,000 acres were designated as productive or plantation acres, meaning land that is capable of growing merchantable timber and where the harvesting of timber is not constrained by physical, environmental or regulatory restrictions. The leased acres are generally leased through long-term arrangements including Crown Forest Licenses (“CFLs”), forestry rights and other leases. Rotation ages typically range from 25 to 30 years for pine plantations. Our New Zealand timberlands serve a domestic sawmilling market and also provide export logs to Pacific Rim markets.
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
We estimate that the sustainable yield of our New Zealand timberlands is approximately 2.1 to 2.4 million cubic meters (or 2.4 to 2.7 million tons) annually. We expect that the average annual harvest volume of our New Zealand timberlands over the next five years (2024 to 2028) will be in line with our sustainable yield range. For additional information, see Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield and Item 1A — Risk Factors.
In 2023, we acquired approximately 1,000 acres of leased lands in New Zealand. For additional information, see Note 4 — Timberland Acquisitions.
We estimate that the gross timber inventory and merchantable timber inventory of our New Zealand timberlands were both 15.9 million cubic meters as of December 31, 2023. The following table provides a breakdown of our New Zealand timberlands acreage and timber inventory by product and age class as of December 31, 2023:

(volumes in thousands of m3, except as noted)
Age Class	Acres (000’s)	Pulpwood (d)	Sawtimber (d)	Total (d)
Radiata Pine
0 to 4 years (a)	69	—	—	—
5 to 9 years	41	—	—	—
10 to 14 years	44	—	—	—
15 to 19 years	40	—	—	—
20 to 24 years	53	1,909	7,086	8,995
25 to 29 years	18	675	3,623	4,298
30 + years	2	119	389	508
Total Radiata Pine	267	2,703	11,098	13,801
Other (b)	30	921	1,135	2,056
Forested Acres and Merchantable Timber Inventory	297	3,624	12,233	15,857
Conversion factor for m3 to SGT				1.12
Total Merchantable Timber (thousands of SGT)				17,717
Plus: Non-Productive Acres (c)	124
Gross Acres	421

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
Businesses who participate in the New Zealand ETS can buy and sell units from each other, with pricing driven by supply and demand in the scheme. As of December 31, 2023, the New Zealand subsidiary held 2,368,301 NZUs with respect to timberlands designated as post-1989 forests. These units were received for net carbon sequestered between 2008 and 2018 and from subsequent units acquired during 2019 and 2021. As of December 31, 2023, 415,608 NZUs have a surrender obligation in relation to the 2022 Final Emissions Return, of which 166,152 NZUs will be surrendered and the rest will be settled through a Fixed Price Option cash payment as allowed by the ETS. See Note 23 — Other Assets for information about our cost basis in carbon credits. See Note 3 — Revenue for information about the sale of carbon units.
REAL ESTATE
All of our U.S. and New Zealand land sales, including HBU and non-HBU, are reported in our Real Estate segment. We report our Real Estate sales in six categories:
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
The Rural category comprises real estate sales (excluding development sales) representing a demonstrable premium above timberland value.

The Timberland & Non-Strategic category includes U.S. and New Zealand real estate sales representing little to no premium to timberland value and generally comprising less productive assets that are deemed non-core to our operations. Timberland & Non-strategic sales are effectuated in the ordinary course of business to improve our portfolio or in response to unsolicited offers.
The Large Dispositions category includes sales of productive timberland assets that exceed $20 million in size and do not reflect a demonstrable premium relative to timberland value. Proceeds from Large Dispositions are generally used to fund capital allocation priorities, such as share repurchases, debt repayment or acquisitions. Sales designated as Large Dispositions are excluded from cash flow from operations and the calculation of Adjusted EBITDA and Cash Available for Distribution (“CAD”). See Item 7 — Performance and Liquidity Indicators for the definition of Adjusted EBITDA and CAD.
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
In 2023, New Zealand trading volume was approximately 307,000 tons. Of this volume, approximately 274,000 tons were purchased directly from third parties in New Zealand, 18,000 tons were sourced from outside New Zealand (primarily Australia), and the remaining 15,000 tons were harvested from stumpage purchases and managed harvest arrangements. Approximately 91% of third-party purchases in New Zealand were purchased at spot prices, with the New Zealand subsidiary thereby assuming some price risk on subsequent resale. The remaining 9% were purchased on a fixed margin basis, with the New Zealand subsidiary earning either a fixed percentage of the net export revenue or a spread on the resale price irrespective of subsequent price fluctuations. The New Zealand subsidiary generally seeks to mitigate its risk of loss on procured logs by securing export orders prior to or concurrent with its spot purchases of logs.
FOREIGN SALES AND OPERATIONS
Sales from non-U.S. operations occur in our New Zealand Timber, Trading and Real Estate segments and comprised approximately 25% of consolidated 2023 sales. See Note 2 — Segment and Geographical Information for additional information.

COMPETITION
TIMBER
Timber markets in our Southern and Pacific Northwest regions are relatively fragmented with price being the principal method of competition. In New Zealand, there are five other major private timberland owners accounting for approximately 32% of New Zealand planted forests.
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
CUSTOMERS

In 2023, we closed on a 55,000-acre Large Disposition to Manulife Investment Management on behalf of clients for $242.2 million, representing approximately 23% of consolidated sales. There were no other individual customers (or group of customers under common control) who represented 10% or more of consolidated sales during the year.

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

Compliance with government regulations, including environmental regulations, has not had, and based on current information and the applicable laws and regulations currently in effect, is not expected to have a material effect on our capital expenditures, earnings or competitive position. However, laws and regulations may be changed, accelerated or adopted that impose significant operational restrictions and compliance requirements upon our company and which could negatively impact our operating results. See Item 1A — Risk Factors.

PORT GAMBLE ENVIRONMENTAL REMEDIATION
In the merger with Pope Resources, we acquired the town of Port Gamble, Washington. Portions of this property require environmental remediation under federal and state environmental laws, and remediation activities are currently ongoing. As such, we have recognized environmental liabilities associated with Port Gamble. For additional information on our environmental liabilities see Note 10 — Commitments and Note 12 — Environmental and Natural Resource Damage Liabilities.
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
Millsite Cleanup
With the in-water portion of the cleanup completed, there was expected to be relatively modest cleanup activity on the millsite and a monitoring period. In February 2018, Pope Resources and DOE entered into an agreed order with respect to the millsite under which Pope Resources performed a remedial investigation and feasibility study (“RI/FS”), which it submitted to DOE for review in January 2019. Following the finalization of the RI/FS, Pope Resources worked with DOE to develop a CAP. As with the in-water portion of the project, the CAP will define the scope of the remediation activity for the millsite. The consent decree, which includes the CAP, was entered in Kitsap County Superior Court on November 25, 2020.
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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
David L. Nunes, 62, Mr. Nunes has more than three decades of timber industry experience, and today serves as Rayonier’s Chief Executive Officer. He joined the company in June 2014 as Chief Operating Officer, and shortly thereafter assumed the role of President and CEO following Rayonier’s spin-off of its Performance Fibers business. Prior to joining Rayonier, he served as President and CEO of Pope Resources/Olympic Resource Management from 2002 to 2014. He joined Pope Resources in 1997 as director of portfolio management. The following year, he was named Vice President of Portfolio Development, and then served two years before being named President and COO in 2000. Previously Mr. Nunes spent nine years with Weyerhaeuser Company, joining the organization in 1988 as a business analyst and advancing through a number of leadership roles to become Director of Corporate Strategic Planning. Mr. Nunes holds a Bachelors of Arts in Economics from Pomona College and an MBA from the Tepper School of Business at Carnegie Mellon University. On October 30, 2023, Mr. Nunes notified the Company that he will retire from his role as CEO, effective March 31, 2024.
Mark D. McHugh, 48, Mr. McHugh was appointed President and Chief Financial Officer in January 2023, having previously served as Senior Vice President and Chief Financial Officer since joining Rayonier in December 2014. Mr. McHugh has over 20 years of experience in finance and capital markets, focused primarily on the forest products and REIT sectors. He joined Rayonier from Raymond James, where he served as Managing Director in the firm’s Real Estate Investment Banking group, responsible for the firm’s timberland and agriculture sector coverage. Prior to Raymond James, he worked in the Investment Banking division of Credit Suisse in New York and Los Angeles from 2000 to 2008, focused on the paper and forest products sectors. Throughout his career, he has provided a wide range of strategic and financial counsel to various publicly traded paper, forest products, and real estate companies. Mr. McHugh holds a B.S.B.A. in Finance from the University of Central Florida and a JD from Harvard Law School. Mr. McHugh has been appointed by the Board as Mr. Nunes’ successor and will become President and Chief Executive Officer, effective April 1, 2024.
Douglas M. Long, 53, Mr. Long was appointed Executive Vice President and Chief Resource Officer in January 2023, having previously served as Senior Vice President, Forest Resources since December 2015. Mr. Long oversees Rayonier’s global forestry operations, as well as emerging business opportunities associated with land-based solutions. He joined Rayonier in 1995 as a GIS Forestry Analyst and held multiple positions of increasing responsibility within the forestry division prior to his most recent roles, including Vice President, U.S. Operations from November 2014 to December 2015 and Director, Atlantic Region, U.S. Forest Resources from March 2014 to November 2014. Mr. Long holds bachelor’s and master’s degrees in Forest Resources and Conservation from the University of Florida.
Christopher T. Corr, 60, Mr. Corr joined the Company in July 2013 and currently serves as Senior Vice President, Real Estate Development and President, Raydient LLC. Prior to joining Rayonier, he served as Executive Vice President, Buildings and Places for AECOM from 2008 to 2013. Prior to that, Mr. Corr held various positions with The St. Joe Company between 1998 and 2008, most recently as Executive Vice President and Chief Strategy Officer. From 1992 to 1998, Mr. Corr was a senior manager with The Walt Disney Company, where he was a key member of the team that developed the visionary town of Celebration near Orlando, Florida. From 1990 to 1992, Mr. Corr served as an elected member of the Florida House of Representatives. Mr. Corr holds a Bachelor of Arts degree from the University of Florida and has completed programs with the Harvard Real Estate Institute and the Wharton School of Business at University of Pennsylvania.
Mark R. Bridwell, 61, Mr. Bridwell was appointed Senior Vice President, General Counsel and Corporate Secretary in March 2023. He was previously promoted to Vice President and General Counsel in June 2014, and shortly thereafter, assumed the additional role of Corporate Secretary in March 2015. Mr. Bridwell previously served as Assistant General Counsel for Land Resources from 2012 to June 2014 and Associate General Counsel for Timber and Real Estate from 2009 to 2012. He joined Rayonier in 2006 as Associate General Counsel for Performance Fibers. Prior to Rayonier, Mr. Bridwell served as counsel for six years at Siemens Corporation. Prior to the Siemens Corporation, he was an attorney with the international law firms of Jones, Day, Reavis & Pogue and Seyfarth, Shaw, Fairweather & Geraldson for five years. Mr. Bridwell holds a B.S.B.A. in Finance from the University of Central Florida, and both an MBA and JD from Emory University.

Shelby L. Pyatt, 53, Ms. Pyatt was appointed Senior Vice President, Human Resources and Information Technology in March 2023, having previously served as Vice President, Human Resources and Information Technology since October 2015. Prior to this, she served as Vice President, Human Resources from July 2014 to October 2015, Director, Compensation, Benefits and Employee Services from 2009 to July 2014 and Director, Compensation and Employee Services from 2006 to 2009. She joined Rayonier in 2003 as Manager, Compensation. Prior to joining Rayonier, Ms. Pyatt held human resources positions with CSX Corporation and Barnett Bank. Ms. Pyatt holds a bachelor’s degree in Business Management.
W. Rhett Rogers, 47, Mr. Rogers was appointed Senior Vice President, Portfolio Management in March 2023 having previously served as Vice President, Portfolio Management since February 2017. Mr. Rogers oversees the Company’s acquisition and disposition activities, including Rural HBU and non-strategic land sales, as well as its land information systems function. He joined Rayonier in 2001 as a District Technical Forester, and has held multiple positions of increasing responsibility within the Company. Mr. Rogers holds a Bachelor of Science in Forestry from Louisiana Tech University, and both an MBA and MS in Forest Resources from Mississippi State University.
April J. Tice, 50, Ms. Tice was appointed Vice President and Chief Accounting Officer in April 2021, having previously served as Vice President, Financial Services and Corporate Controller. In this position, she acts as the Company’s principal accounting officer. She joined Rayonier in 2010 as Manager, General Ledger, and has held multiple positions of increasing responsibility within the finance and accounting departments. Prior to joining Rayonier, Ms. Tice held various accounting positions with Deloitte & Touche, the State of Florida, and two private companies located in Florida. Ms. Tice holds a Bachelor of Fine Arts from Florida State University and a Master of Accountancy with a tax concentration from the University of North Florida. Ms. Tice is a Certified Public Accountant in the State of Florida. In connection with Mr. Nunes’ retirement and the Company’s leadership transition, Ms. Tice will assume the position of Senior Vice President and Chief Financial Officer, effective April 1, 2024.
HUMAN CAPITAL
Rayonier is committed to creating an engaging and rewarding employee experience, as well as making safety a priority in everything we do.
Our Culture and Employee Retention
We view our culture as an asset and believe that fostering a positive and healthy work environment is critical to achieving our goals of being the preferred employer in the forestry industry and retaining key talent. We actively promote open communication and information sharing across the organization, while also empowering our employees to take initiative and contribute their ideas. This approach ensures team members feel valued, engaged and capable of making a meaningful impact.
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
Employee Development
We provide a robust training and development program that encompasses a variety of learning methods to cater to diverse needs. This includes micro and on-demand learning for quick and targeted skill upgrades, alongside traditional classroom programs for more in-depth learning. We also emphasize professional growth through our coaching and mentoring program. For those seeking broader experience, we offer cross-functional assignments and a specialized job rotation program designed for early career foresters. We also provide a tuition reimbursement program, which reimburses 80% of the costs of approved degree programs.

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
Rayonier achieved our goal in 2023—we had zero fatalities or significant incidents, and everybody went home safe, every day. Our commitment to maintaining a safe working environment has not only safeguarded lives, but has also contributed to the overall success of our organization and industry. It is through adherence to safety protocols and constant vigilance that we have created a workplace where everyone feels secure and supported.
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
In New Zealand, workplace safety is regulated by the Health and Safety at Work Act 2015. Our safety management program includes both contractors and employees pursuant to local laws. Regulations incorporating contractor safety do not exist in the U.S. In line with our goal to provide an accident-free workplace for everyone, we have taken steps to promote safe work practices among our contractor workforce. Our safety program focuses on establishing an open dialogue about safety issues with contractors. The program includes safety alerts, tailgate meetings on safety topics, education on best management practices, and our near miss/incident reporting program. We now require all contractors to have an active written safety program in place before working on our property. In 2023, 798 safety near miss reports were submitted and 1,133 contractor safety meetings were conducted.
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

Inclusion and Belonging
Rayonier is focused on promoting an inclusive workforce as we believe this plays an integral role in maintaining an engaging employee experience. As of December 31, 2023, we had 438 employees, 341 in the U.S. and 97 in New Zealand.

The following charts provide a breakdown of Rayonier’s demographics as of December 31, 2023:

WORKFORCE BY ETHNICITY

U.S.
0.9% American Indian/Alaskan Native
1.5% Asian
3.5% Black or African-American
4.1% Hispanic or Latino
0.3% Two or more races
89.7% White

N.Z.
6.2% Asian
60.8% European
5.2% Maori
2.1% MELAA
5.1% Other
1.0% Pacific Peoples
19.6% Unknown

WORKFORCE BY GENDER

36%
U.S.
64%
46%
N.Z.
54%
38%
Overall
62%
Male
Female

LEADERS BY GENDER (a)

19%
81%
33%
67%
23%
77%
U.S.
N.Z.
Overall
Male
Female

(a) Leaders are defined as employees who have responsibility for managing other employees.

We seek to have an inclusive workforce and have initiated actions to develop a diverse pipeline of qualified candidates. To this end, alongside other initiatives, we have assembled an internal team to further enhance and improve our efforts around promoting an inclusive culture where all employees are supported, empowered and valued. This team will guide policy objectives within our organization and identify initiatives to help improve inclusivity within the broader forestry industry.
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
The acceleration of inflation in the United States and global economies, should it persist, could adversely affect us. In particular, increases in the cost and availability of labor for us and our contractors could increase our costs, compress our margins and impact harvest levels. In addition, increases in energy and fuel costs could affect our results of operations. Energy costs are a significant operating expense for logging and hauling contractors who support us and the customers of our standing timber. A continued rapid rise in energy costs could have a negative effect on the cost and availability of such contractors. Additionally, rapidly rising energy costs may have a negative impact on the cost of ocean freight for our exported products. Moreover, our selling, general and administrative costs could increase. More generally, an increase in inflation and interest rates could have an adverse impact on our cost of capital, which could impact the value of our long-lived assets, our ability to economically acquire additional assets, the cost of debt and the value of our equity. One of the factors that may influence the price of our common shares is our annual dividend yield as compared to the yields on other financial instruments. An increase in market interest rates could cause increases in discount rates and, accordingly, a decline in property values and total returns for timberland assets. Thus, an increase in market interest rates could result in higher yields on other financial instruments and could adversely affect the relative attractiveness of an investment in our equity and, accordingly, the trading price of our common shares. These macroeconomic factors impacting us are beyond our control and could have a material adverse effect on our business, financial condition, results of operations and the value of our equity.
We are exposed to the cyclicality of the markets in which we operate and other factors beyond our control, which could adversely affect our results of operations.
In our Timber segments, the level of residential construction activity, including home repair and remodeling activity, is the primary driver of sawtimber demand. In addition, demand for logs can be affected by the demand for wood chips in the pulp and paper and engineered wood products markets, as well as the bio-energy production markets. The ongoing level of activity in these markets is subject to fluctuation due to future changes in economic conditions, inflation, interest rates, credit availability, population growth, weather conditions, geopolitical tensions and other factors. Changes in global economic conditions, such as new timber supply sources and changes in currency exchange rates, foreign interest rates and foreign and domestic trade policies, can also negatively impact demand for our timber and logs. In addition, the industries in which our customers participate are highly competitive and may experience overcapacity or reductions in demand, all of which may affect demand for and pricing of our products.
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
Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy caused by the ongoing conflicts and geopolitical tensions.
The global economy has been negatively impacted by the military conflicts between Russia and Ukraine, as well as in the Middle East. The duration and outcomes of these conflicts and their residual effects are uncertain. Global log and lumber markets have exhibited increased volatility as sanctions have been imposed on Russia by the United States, the United Kingdom and the European Union in response to Russia’s invasion of Ukraine. Additionally, the conflict and related hostilities in the Middle East have increased the potential for disruptions to shipping in the Red Sea, affected the cost and availability of ocean freight providers and elevated US military operations in the region. While we do not expect our operations to be directly impacted by these conflicts at this time, changes in the cost of ocean freight, and changes in global wood and commodity flows, especially energy commodities, could impact the markets in which we operate, which may in turn negatively impact our business, results of operations, supply chain and financial condition. In addition, the effects of the ongoing conflicts could heighten certain of our other known risks described herein.
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

Changes in the laws, or interpretation or enforcement thereof, regarding the use and development of real estate, changes in the political composition of state and local governmental bodies and the identification of new facts regarding our properties could lead to new or greater costs, delays and liabilities that could materially adversely affect our business, profitability or financial condition.
We depend on third parties for logging and transportation services and increases in the costs or decreases in the availability of quality service providers could adversely affect our business.
Our Timber segments depend on logging and transportation services provided by third parties, both domestically and internationally, including by railroad, trucks and/or ships. If any of our transportation providers were to fail to deliver timber supply or logs to our customers in a timely manner, or were to damage timber supply or logs during transport, we may be unable to sell it at full value, or at all. Tight job markets have increased the difficulty and cost of attracting and retaining sufficient skilled labor for logging and transportation. Accordingly, our timber harvesting volumes and realized margins have been negatively impacted in certain markets. As demand for timber accelerated with the recovery in U.S. and New Zealand housing starts during and following the COVID-19 pandemic, the lack of adequate supply of logging contractors resulted in sharp increases in logging costs and at times slowed deliveries. It is expected that the supply of qualified logging contractors will be impacted by the availability and cost of debt financing for equipment purchases as well as the limited availability of adequately trained loggers. Should demand for housing remain elevated, harvest levels may further increase, placing more pressure on the existing supply of logging contractors. Any significant failure or unavailability of third-party logging or transportation providers, or further increases in transportation rates, labor rates and/or fuel costs, may result in higher logging costs or the inability to capitalize on stronger log prices to the extent logging contractors cannot be secured at a competitive cost. Such events could harm our reputation, negatively affect our customer relationships and adversely affect our business.

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
•business disruptions arising from public health crises and outbreaks of communicable diseases, especially in China;
•business disruptions arising from geopolitical tensions, especially between China and the United States;
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
Third-party operators may create environmental liabilities. We lease and/or grant easements across some of our properties to third-party operators for the purpose of operating communications towers, generating renewable energy (wind and solar), operating pipelines for the transport of gases and liquids, conducting carbon capture and storage operations and exploring, extracting, developing and producing oil, gas, rock and other minerals. These activities are subject to federal, state and local laws and regulations. These operations may also create risk of environmental liabilities for an unlawful discharge of oil, gas, chemicals or other materials into the air, soil or water. Generally, these third-party operators indemnify us against any such liability, and we require that they maintain liability insurance to the extent practical to do so. However, if for any reason our third-party operators are not able to honor their obligations to us, or if insurance is not in effect, then it is possible that we could be responsible for costs associated with environmental liabilities caused by such third-party operators.
The impact of existing regulatory restrictions on future harvesting activities may be significant. U.S. federal, state and local laws and regulations, as well as those of other countries, which are intended to protect threatened and endangered species, as well as waterways and wetlands, limit and may prevent timber harvesting, road building, our participation in markets for carbon offsets and carbon storage and other activities on our timberlands. Restrictions relating to threatened and endangered species apply to activities that would adversely impact a protected species or significantly degrade its habitat. The size of the restricted area varies depending on the protected species, the time of year and other factors, but can range from less than one acre to several thousand acres. A number of species that naturally live on or near our timberlands, including, among others, the northern spotted owl, marbled murrelet, several species of salmon and trout in the Pacific Northwest, and the red cockaded woodpecker, red hills salamander, Louisiana pine snake and eastern indigo snake in the Southeast, are protected under the Federal Endangered Species Act (the “ESA”) or similar U.S. federal and state laws. A significant number of other species are currently under review for possible protection under the ESA. As we gain additional information regarding the presence of threatened or endangered species on our timberlands, or if other regulations, such as those that require buffers to protect water bodies, become more restrictive, the amount of our timberlands subject to harvest restrictions could increase.
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
We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.
We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include confidential information. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential information, such as personally identifiable information. Although we have taken steps to protect the security of the data maintained in our information systems, it is possible that our security measures and those of our information technology vendors will not be able to prevent the systems’ improper functioning or the improper disclosure of personally identifiable information, such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure to maintain proper function, security and availability of our information systems and those of our information technology vendors could interrupt our operations, damage our reputation, or subject us to liability claims or regulatory penalties, any one of which could materially and adversely affect our financial condition and results of operations.
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
We monitor and test our compliance with all REIT requirements. In particular, we regularly test our compliance with the REIT “asset tests,” which require generally that, at the close of each calendar quarter: (1) at least 75% of the market value of our total assets must consist of REIT-qualifying interests in real property (such as timberlands), including leaseholds and options to acquire real property and leaseholds, as well as cash and cash items and certain other specified assets, (2) no more than 25% of the market value of our total assets may consist of other assets that are not qualifying assets for purposes of the 75% test in clause (1) above, and (3) no more than 20% of the market value of our total assets may consist of the securities of one or more “taxable REIT subsidiaries.” As of December 31, 2023, Rayonier is in compliance with these asset tests.
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

Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 1C.    CYBERSECURITY
RISK MANAGEMENT AND STRATEGY
We are subject to various cybersecurity risks in connection with our business. For additional information, see Item 1A — Risk Factors. As part of our overall enterprise risk management system and processes, we assess, identify and manage material risks from threats to our information systems. Once risks are identified, our Enterprise Risk Management Committee (“ERM Committee”), which consists of executives appointed by the Board, oversees and reviews these risks and provides an annual report regarding such risks to the Audit Committee for further review and evaluation. We also maintain processes to oversee and identify risks from cyber threats associated with our use of third-party service providers, including annual reviews of third-party SOC1 reports.
Safeguarding our operations against cyber threats is a high priority. Recognizing the importance of a strong posture towards cyber threats, our strategy to combat the evolving threat landscape and support the protection of sensitive information includes engaging in:
•Incident Response Planning and Data Backups. We maintain and regularly review a detailed incident response plan to help minimize downtime and disruption in the event of a cybersecurity incident and to assess materiality and any related disclosure obligations. We also actively maintain data backup procedures for business continuity in the event of a cybersecurity incident. Examples of our backup procedures and systems include daily server snapshots, database log files, Salesforce backups, and Google Vault. Generally, these backups of critical systems would allow us to restore operation within hours.
•Third-Party Managed Monitoring, Detection, and Response Services. We partner with a reputable third-party firm for 24/7 threat monitoring, detection and response.
•External Cybersecurity Process Assessments. We also engage third-party experts to conduct periodic process assessments against the U.S. National Institute of Standards and Technology (“NIST”) framework to help us evaluate and enhance our cybersecurity practices.
•Penetration Testing and Phishing Simulations. We periodically engage experts for penetration testing to identify system vulnerabilities and to simulate real-world cyberattacks. We also conduct quarterly phishing simulations to test our staff's response and to deliver targeted cyber awareness training.
•Continuous Improvement and Adaptation. We regularly review and update our strategies to keep pace with the dynamic cyber threat landscape, and to build a resilient and responsive cybersecurity system. Our employees receive monthly training on data protection, threat detection, and incident response. We also provide a forum for employees to report cyber “near misses” to elevate cyber threat awareness across our organization.
In the past, we have experienced targeted and non-targeted cybersecurity attacks and incidents, and we could in the future experience similar attacks. To date, no cybersecurity attack or incident, or any risk from cybersecurity threats, has materially affected or has been determined to be reasonably likely to materially affect the Company or our business strategy, results of operations, or financial condition.
GOVERNANCE
Our Director of Information Technology and our Manager of IT Security, having a combined 45 years of information technology experience1 take the lead in protecting the organization’s digital assets and sensitive information from cyber threats and manage our partnerships with the external firm that specializes in around-the-clock threat monitoring, detection, and response services and other third-party providers.
In the event of a breach or incident, our Director of Information Technology leads our response to mitigate impact and initiate the recovery processes. Following the identification of a breach or incident, the Director of Information Technology reports incidents of a medium or high severity level2 to our senior leadership team. Incidents of a high severity level are also reviewed by our Disclosure Committee to assess materiality and any disclosure obligations. All incidents are reported to the Audit Committee at the next scheduled Board meeting, and incidents of high severity level are immediately reported to the Audit Committee.
The Audit Committee of our Board of Directors is responsible for overseeing cybersecurity risk management. For each Audit Committee meeting, the Director of Information Technology prepares an updated cybersecurity dashboard, featuring key metrics such as threat detection rates and response times. Additionally, the Director of Information Technology provides an annual cybersecurity briefing to the Audit Committee. External penetration tests and process audits, conducted at regular intervals, are reported directly to the Audit Committee by our third-party firm. These comprehensive measures help to ensure that the Committee remains well-informed and proactive in their oversight of cybersecurity risks.

(1)Our Director of Information Technology has more than 25 years of IT experience. He joined the company in 2000 as an application developer and has held multiple positions of authority including project management and IT operations management. He holds a bachelor’s degree and MBA from the University of South Carolina.
Our Manager of IT security has more than 20 years of IT experience. He joined the company in 2015 as a Systems Engineer and was promoted to his current position in 2020. Prior to joining Rayonier, he worked as an Infrastructure Engineer at Enterprise Integration (EI), a managed services provider. Prior to joining EI, he held various IT roles in support and engineering.
(2)    A medium severity incident level is defined as incidents that have a moderate impact on business operations or data integrity and might affect internal systems and could potentially lead to limited unauthorized access to sensitive information. A high severity incident level is defined as incidents that pose a significant threat to business operations, data integrity, or confidential information. This level of incident may have legal, regulatory and public relations implications.

Item 2.    PROPERTIES
Our timber operations are disaggregated into three geographically distinct reporting segments: Southern Timber, Pacific Northwest Timber and New Zealand Timber. The following table provides a breakdown of our timberland holdings as of September 30, 2023 and December 31, 2023:

(acres in 000s)	As of September 30, 2023			As of December 31, 2023
	Owned	Leased	Total	Owned	Leased	Total
Southern
Alabama	256	5	261	250	5	255
Arkansas	—	2	2	—	2	2
Florida	362	50	412	361	36	397
Georgia	623	65	688	612	50	662
Louisiana	147	—	147	147	—	147
Oklahoma	91	—	91	91	—	91
South Carolina	16	—	16	16	—	16
Texas	282	—	282	282	—	282
	1,777	122	1,899	1,759	93	1,852

Pacific Northwest
Oregon	61	—	61	6	—	6
Washington	410	3	413	408	4	412
	471	3	474	414	4	418

New Zealand (a)	188	231	419	188	233	421
Total	2,436	356	2,792	2,361	330	2,691

(a)Represents legal acres owned and leased by the New Zealand subsidiary, in which Rayonier owns a 77% interest. As of December 31, 2023, legal acres in New Zealand were comprised of 297,000 plantable acres and 124,000 non-productive acres.

The following tables detail changes in our portfolio of owned and leased timberlands by state from December 31, 2022 to December 31, 2023:

(acres in 000s)	Acres Owned
	December 31, 2022	Acquisitions	Sales	Other (a)	December 31, 2023
Southern
Alabama	258	—	(7)	(1)	250
Florida	347	2	(3)	15	361
Georgia	647	—	(12)	(23)	612
Louisiana	148	—	(1)	—	147
Oklahoma	91	—	—	—	91
South Carolina	16	—	—	—	16
Texas	285	1	(5)	1	282
	1,792	3	(28)	(8)	1,759

Pacific Northwest
Oregon	61	—	(55)	—	6
Washington	410	—	(2)	—	408
	471	—	(57)	—	414

New Zealand (b)	188	—	—	—	188
Total	2,451	3	(85)	(8)	2,361

(a)Includes adjustments for land mapping reviews.
(b)Represents legal acres owned by the New Zealand subsidiary, in which Rayonier has a 77% interest.

(acres in 000s)	Acres Leased
	December 31, 2022	New Leases	Sold/Expired Leases (a)	Other (b)	December 31, 2023
Southern
Alabama	14	—	(9)	—	5
Arkansas	2	—	—	—	2
Florida	47	—	(14)	3	36
Georgia	64	—	(15)	1	50
	127	—	(38)	4	93

Pacific Northwest
Washington (c)	3	—	—	1	4

New Zealand (d)	229	1	—	3	233
Total	359	1	(38)	8	330

(a)Includes acres previously under lease that have been harvested and activity for the relinquishment of leased acres.
(b)Includes adjustments for land mapping reviews.
(c)Primarily timber reservations acquired in the merger with Pope Resources.
(d)Represents legal acres leased by the New Zealand subsidiary, in which Rayonier has a 77% interest.

TIMBERLAND LEASES & DEEDS
See Note 16 — Leases for more information on U.S. and New Zealand timberland leases including lease terms and renewal provisions.
The following table details our acres under lease as of December 31, 2023 by type of lease and estimated lease expiration:

(acres in 000s)			Lease Expiration
Location	Type of Lease	Total	2024-2033	2034-2043	2044-2053	Thereafter
Southern	Fixed Term	83	42	35	—	6
	Fixed Term with Renewal Option (a)	10	10	—	—	—
Pacific Northwest	Fixed Term (b)	4	1	2	1	—
New Zealand	CFL - Perpetual (c)	75	—	—	—	75
	CFL - Fixed Term (c)	3	—	—	—	3
	CFL - Terminating (c)	11	1	—	8	2
	Forestry Right (c)	128	35	4	7	82
	Fixed Term Land Leases	16	—	—	2	14
Total Acres under Long-term Leases		330	89	41	18	182

(a)Includes approximately 2,000 acres of timber deeds.
(b)Primarily timber reservations acquired in the merger with Pope Resources.
(c)Estimated lease expiration / termination based on the earlier of: (1) the scheduled expiration / termination date, or (2) the estimated year of final harvest before such expiration / termination date.
The following table details our estimated leased acres, lease expirations and lease costs over the next five years:

(acres and dollars in 000s, except per acre amounts)
Location		2024	2025	2026	2027	2028
Southern
	Leased Acres Expiring (a)	2	27	—	11	—
	Year-end Leased Acres (a)	91	64	64	53	53
	Estimated Annual Lease Cost (a)(b)	$3,585	$3,554	$2,952	$2,903	$2,483
	Average Lease Cost per Acre (a)	$41.90	$41.79	$50.44	$50.30	$52.31
Pacific Northwest
	Leased Acres Expiring	—	—	—	—	—
	Year-End Leased Acres (c)	4	4	4	4	4
New Zealand
	Leased Acres Expiring	—	1	10	—	—
	Year-end Leased Acres	233	232	222	222	222
	Estimated Annual Lease Cost (b)(e)	$4,765	$4,765	$4,762	$4,759	$4,759
	Average Lease Cost per Acre (d)(e)	$26.59	$26.59	$26.59	$26.59	$26.59

(a)Includes timber deeds.
(b)Represents capitalized and expensed lease payments.
(c)Primarily timber reservations acquired in the merger with Pope Resources for which no lease payments are made.
(d)Excludes lump sum payments.
(e)Based on the year-end foreign exchange rate.

OTHER NON-TIMBERLAND LEASES
See Note 16 — Leases for information on other non-timberland leases.

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
DIVIDENDS
Common share cash dividends during the years ended December 31, 2023, 2022 and 2021 aggregated to $1.34, $1.125 and $1.08, respectively. The year ended December 31, 2023 includes an additional cash dividend of $0.20 per common share, which was payable January 12, 2024 to shareholders of record on December 29, 2023.
HOLDERS
    Including institutional holders, there were approximately 4,371 shareholders of record of our common shares on February 16, 2024.
REGISTERED SALES OF EQUITY SECURITIES
From time to time, the Company may issue common shares in exchange for units in the Operating Partnership. Such shares are issued based on an exchange ratio of one common share for each unit in the Operating Partnership. During the quarter ended December 31, 2023, the Company issued 9,371 common shares in exchange for an equal number of units in the Operating Partnership pursuant to the Operating Partnership agreement.
ISSUER REPURCHASES OF EQUITY SECURITIES
    In February 2016, the Board of Directors approved the repurchase of up to $100 million of Rayonier’s common shares (the “share repurchase program”) to be made at management’s discretion. The program has no time limit and may be suspended or discontinued at any time. There were no shares repurchased under this program in the fourth quarter of 2023. As of December 31, 2023, there was $87.7 million, or approximately 2,625,814 shares based on the period-end closing stock price of $33.41, remaining under this program.
The following table provides information regarding our purchases of Rayonier common shares during the quarter ended December 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (c)
October 1 to October 31	—	—	—	3,475,770
November 1 to November 30	—	—	—	2,859,467
December 1 to December 31	—	—	—	2,625,814
Total	—		—

(a)Purchases made in open-market transactions under the $100 million share repurchase program announced on February 10, 2016.
(b)Maximum number of shares authorized to be purchased at the end of October, November and December are based on month-end closing stock prices of $25.24, $30.68 and $33.41, respectively.

Rayonier, L.P.
MARKET FOR UNITS OF THE OPERATING PARTNERSHIP
There is no public trading market for Operating Partnership units.
HOLDERS
Including institutional holders, there were approximately 15 holders of record of our Operating Partnership units (other than the Company) on February 16, 2024.
DISTRIBUTIONS
The distribution rate on the Operating Partnership’s units is equal to the dividend rate on Rayonier Inc.’s common shares.
UNREGISTERED SALES OF EQUITY SECURITIES

There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended December 31, 2023.
ISSUER REPURCHASES OF EQUITY SECURITIES

Pursuant to the Operating Partnership’s limited partnership agreement, limited partners have the right to redeem their Operating Partnership units for cash, or at our election, shares of Rayonier Common Stock on a one-for-one basis. During the quarter ended December 31, 2023, 9,371 Operating Partnership units held by limited partners were redeemed in exchange for shares of Rayonier Common Shares.

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
The data in the following table was used to create the above graph as of December 31:

	2018	2019	2020	2021	2022	2023
Rayonier Inc.	$100	$123	$115	$163	$137	$145
S&P 500® Index	100	131	156	200	164	207
S&P® Global Timber and Forestry Index	100	116	137	158	124	137
FTSE NAREIT All Equity REIT Index	100	124	114	157	112	121
Item 6.    SELECTED FINANCIAL DATA
Not applicable.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OBJECTIVE
The objective of the Management’s Discussion and Analysis is to detail material information, events, uncertainties and other factors impacting the Company and the Operating Partnership and to provide investors an understanding of “Management’s perspective.” Item 7, Management’s Discussion and Analysis (MD&A) highlights the critical areas for evaluating our performance which includes a discussion on the reportable segments, liquidity and capital, and critical accounting estimates. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and notes.
EXECUTIVE SUMMARY
OUR COMPANY
We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive softwood timber growing regions in the U.S. and New Zealand. Our revenues, operating income and cash flows are primarily derived from the following core business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate and Trading. We own or lease under long-term agreements approximately 2.3 million acres of timberland and real estate in Alabama, Arkansas, Florida, Georgia, Louisiana, Oklahoma, Oregon, South Carolina, Texas and Washington. We also have a 77% ownership interest in Matariki Forestry Group, a joint venture (“New Zealand subsidiary”), that owns or leases approximately 421,000 gross acres (297,000 net plantable acres) of timberlands in New Zealand.
Across our timberland management segments, we sell standing timber (primarily at auction to third parties) and delivered logs. Sales from our timber segments include all activities related to the harvesting of timber and other value-added activities such as the licensing of properties for hunting, the leasing of properties for mineral extraction and cell towers, and revenue from land-based solutions such as carbon capture and storage, solar and wind energy, and carbon credits. We believe we are the second largest publicly-traded timberland REIT and the third largest private timberland owner in the United States. Our Real Estate business manages all property sales and seeks to maximize the value of our properties that are more valuable for development, recreational or residential uses than for growing timber, and opportunistically sells non-strategic timberlands. Our Trading segment, primarily consisting of activity by the New Zealand subsidiary, markets and sells timber owned or acquired from third parties in New Zealand and Australia. We also engage in log trading activities from the U.S. South and U.S. Pacific Northwest.
CURRENT YEAR DEVELOPMENTS
    During 2023, we acquired approximately 5,000 acres of timberland for $14.1 million. For further information on acquisitions, see Note 4 — Timberland Acquisitions. In addition, we closed on a 55,000-acre Large Disposition in Oregon for $242.2 million. See Item 7 — Results of Operations and Note 2 — Segment and Geographical Information for additional information regarding the Large Disposition.
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
Pricing in our timber segments is influenced by macroeconomic factors, including residential construction activity, and can also vary considerably on a local level based on weather, the available inventory of logs, mill demand, and export market access. In 2023, each of our timber segments experienced challenging conditions due to market headwinds and weaker end-market demand relative to the prior year. In our Southern Timber segment, weaker demand for pulp and lumber coupled with drier weather conditions led to lower net stumpage prices versus the prior year. In our Pacific Northwest Timber segment, average log prices for 2023 were below the prior year, primarily due to weaker domestic and export market demand. In New Zealand, average log prices for 2023 were lower than the prior year, as construction market headwinds in China continue to impact export market demand.
    We are subject to the risk of price fluctuations in certain of our cost components, primarily logging and transportation (cut and haul), ocean freight and demurrage costs. Following a sharp increase in 2022, our New Zealand Timber segment experienced significantly lower ocean freight costs in 2023. Other major components of our cost of sales are the cost basis of timber sold (depletion) and the cost basis of real estate sold. Depletion includes the amortization of capitalized site preparation, planting and fertilization, real estate taxes, timberland lease payments and certain payroll costs. The cost basis of real estate sold includes the cost basis in land and costs directly associated with the development and construction of identified real estate projects, such as infrastructure, roadways, utilities, amenities and/or other improvements. Other costs include amortization of capitalized costs related to road and bridge construction and software, depreciation of fixed assets and equipment, road maintenance, severance and excise taxes, fire prevention and real estate commissions and closing costs.
In Real Estate, overall demand for rural HBU properties and our improved development projects remained strong in 2023. Our improved development projects, specifically Wildlight, our development project north of Jacksonville, Florida, and Heartwood, our development project south of Savannah, Georgia, continue to benefit from favorable migration and demographic trends, which have thus far outweighed the impacts of higher interest rates.

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
MERCHANTABLE INVENTORY AND DEPLETION COSTS AS DETERMINED BY TIMBER HARVEST MODELS
    An annual depletion rate is established for each particular region by dividing the cost of merchantable inventory (including costs described above) by standing merchantable inventory volume. Pre-merchantable records are maintained for each planted year age class, including acres planted, stems per acre and costs of planting and tending. For more information, see Discussion of Timber Inventory and Sustainable Yield in Item 1 — Business.
    Significant assumptions and estimates are used in the recording of timber inventory and depletion costs. Factors that can impact timber volume include weather changes, losses due to natural causes, differences in actual versus estimated growth rates and changes in the age when timber is considered merchantable. A 3% company-wide change in estimated standing merchantable inventory would have caused an estimated change of approximately $5.6 million to 2023 depletion expense.
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

    Acquisitions of timberland can also affect the depletion rate. Upon the acquisition of timberland, we make a determination whether to combine the newly-acquired merchantable timber with an existing depletion pool or to create a new pool. The determination is based on the geographic location of the new timber, the customers/markets that will be served and species mix. During 2023, we acquired 5,000 acres of timberlands in Florida, Georgia, Texas, Washington and New Zealand. These acquisitions did not have a material impact on 2023 depletion rates.
REVENUE RECOGNITION
See Note 1 — Summary of Significant Accounting Policies.
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
    Numerous estimates and assumptions are required to determine the proper amount of pension and postretirement liabilities and annual expense to record in our financial statements. The key assumptions include discount rate, return on assets, health care cost trends, mortality rates and longevity of employees. Although there is authoritative guidance on how to select most of the assumptions, some degree of judgment is exercised in selecting these assumptions. Different assumptions, as well as actual versus expected results, would change the periodic benefit cost and funded status of the benefit plans recognized in the financial statements. The changes in our discount rate and expected return on plan assets have an inverse relationship with our projected benefit obligation and pension expense, respectively. A hypothetical 25 basis point increase/decrease in our pension plan’s discount rate would result in a decrease/increase in the projected benefit obligation of approximately $1.5 million and $1.6 million, respectively. A hypothetical 25 basis point increase/decrease in our pension plan’s expected return on plan assets assumption would result in a decrease/increase in pension expense of approximately $0.2 million. See Note 18 — Employee Benefit Plans for additional information.

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

ENVIRONMENTAL AND NATURAL RESOURCE DAMAGE LIABILITIES
We determine the costs of environmental remediation for areas we have been named potentially liable parties based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability and emerging remediation technologies. At December 31, 2023, the total amount of liabilities recorded on our Consolidated Balance Sheets related to environmental contamination and Natural Resource Damages was $16.6 million. This is management’s best estimate of the costs for remediation and restoration, however, management will continue to monitor the cleanup process and make adjustments to the liability as needed. For more information, see Governmental Regulations and Environmental Matters in Item 1 — Business, Note 1 — Summary of Significant Accounting Policies and Note 12 — Environmental Remediation Liabilities.

RESULTS OF OPERATIONS
Summary of our results of operations for the three years ended December 31:

Financial Information (in millions of dollars)	2023	2022	2021
Sales
Southern Timber	$264.1	$264.2	$204.4
Pacific Northwest Timber	124.1	162.2	143.0
New Zealand Timber	235.5	274.1	281.2
Timber Funds (a)	—	—	199.4
Real Estate
Improved Development	30.7	35.4	51.7
Unimproved Development	0.1	—	37.5
Rural	99.7	59.5	43.1
Timberland & Non-Strategic	3.3	11.4	—
Conservation Easement	—	—	3.9
Deferred Revenue/Other (b)	13.9	1.2	(2.4)
Large Dispositions	242.2	30.5	56.0
Total Real Estate	390.0	138.0	189.9
Trading	43.7	71.0	95.4
Intersegment Eliminations	(0.5)	(0.4)	(3.7)
Total Sales	$1,056.9	$909.1	$1,109.6

Operating Income (Loss)
Southern Timber	$76.3	$96.6	$66.1
Pacific Northwest Timber (c)	(9.0)	15.2	6.8
New Zealand Timber (d)	26.0	30.6	51.5
Timber Funds (a)	—	—	63.3
Real Estate (e)	156.6	58.5	112.5
Trading	0.5	0.4	0.1
Corporate and other	(39.1)	(35.5)	(30.6)
Operating Income	211.3	165.8	269.8
Interest expense	(48.3)	(36.2)	(44.9)
Interest and other miscellaneous income, net (f)	20.6	2.6	0.2
Income tax expense	(5.1)	(9.4)	(14.6)
Net Income	178.5	122.8	210.5
Less: Net income attributable to noncontrolling interests in consolidated affiliates (g)	(2.1)	(13.3)	(53.4)
Net Income Attributable to Rayonier, L.P.	$176.4	$109.5	$157.1
Less: Net income attributable to noncontrolling interests in the operating partnership	(2.9)	(2.4)	(4.5)
Net Income Attributable to Rayonier Inc.	$173.5	$107.1	$152.6

Adjusted EBITDA (h)
Southern Timber	$156.2	$156.9	$120.2
Pacific Northwest Timber	27.9	63.9	57.3
New Zealand Timber	50.0	54.5	78.5
Timber Funds	—	—	2.3
Real Estate	99.3	72.7	100.7
Trading	0.5	0.4	0.1
Corporate and other	(37.4)	(34.2)	(29.4)
Total Adjusted EBITDA (h)	$296.5	$314.2	$329.8

(a)The year ended December 31, 2021 includes sales and operating income of $156.8 million and $51.5 million, respectively, from Fund II Timberland Dispositions.
(b)Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.
(c)The year ended December 31, 2022 includes $0.7 million of timber write-offs resulting from casualty events.
(d)The year ended December 31, 2023 includes $2.3 million of timber write-offs resulting from casualty events.
(e)The years ended December 31, 2023, December 31, 2022 and December 31, 2021 include income of $105.1 million, $16.6 million and $44.8 million, respectively, from Large Dispositions. The year ended December 31, 2022 includes $16.0 million of equity income from the sale of a multi-family apartment complex in Bainbridge Island, Washington.
(f)The year ended December 31, 2023 includes $20.7 million of net recoveries associated with legal settlements, which is partially offset by a $2.0 million pension settlement charge.
(g)The year ended December 31, 2021 includes a $41.2 million gain from Fund II Timberland Dispositions.
(h)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Item 7 — Performance and Liquidity Indicators.

Southern Timber Overview	2023	2022	2021
Sales Volume (in thousands of tons)
Pine Pulpwood	3,821	3,911	3,516
Pine Sawtimber	3,295	2,041	2,001
Total Pine Volume	7,116	5,952	5,517
Hardwood	198	331	177
Total Volume	7,314	6,283	5,694

% Delivered Volume (vs. Total Volume)	35%	43%	40%
% Pine Sawtimber Volume (vs. Total Pine Volume)	46%	34%	36%
% Export Volume (vs. Total Volume) (a)	1%	2%	5%

Net Stumpage Prices (dollars per ton)
Pine Pulpwood	$16.78	$22.45	$19.09
Pine Sawtimber	29.64	34.36	28.27
Weighted Average Pine	$22.73	$26.53	$22.42
Hardwood	13.89	23.48	17.96
Weighted Average Total	$22.49	$26.37	$22.28

Summary Financial Data (in millions of dollars)
Timber Sales	$226.6	$236.6	$179.8
Less: Cut and Haul	(58.0)	(64.0)	(43.6)
Less: Port and Freight	(4.5)	(6.8)	(9.4)
Net Stumpage Sales	$164.1	$165.8	$126.9

Non-Timber Sales	37.5	27.6	24.6
Total Sales	$264.1	$264.2	$204.4

Operating Income	$76.3	$96.6	$66.1
(+) Depreciation, depletion and amortization	80.0	60.3	54.1
Adjusted EBITDA (b)	$156.2	$156.9	$120.2

Other Data
Year-End Acres (in thousands)	1,852	1,919	1,798

(a)Estimated percentage of export volume, which includes volumes sold to third-party exporters in addition to direct exports through our log export program.
(b)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Item 7 — Performance and Liquidity Indicators.

Pacific Northwest Timber Overview	2023	2022	2021
Sales Volume (in thousands of tons)
Pulpwood	216	300	287
Domestic Sawtimber (a)	999	1,188	1,382
Export Sawtimber	89	97	—
Total Volume	1,305	1,585	1,669

% Delivered Volume (vs. Total Volume)	97%	92%	88%
% Sawtimber Volume (vs. Total Volume)	83%	81%	83%
% Export Volume (vs. Total Volume) (b)	12%	11%	16%

Delivered Log Pricing (in dollars per ton)
Pulpwood	$38.78	$50.83	$31.65
Domestic Sawtimber	97.71	111.96	97.87
Export Sawtimber (c)	142.63	117.85	—
Weighted Average Log Price	$90.97	$100.50	$86.23

Summary Financial Data (in millions of dollars)
Timber Sales	$117.9	$156.6	$137.1
Less: Cut and Haul	(56.6)	(62.7)	(55.3)
Less: Port and Freight	(5.2)	(2.8)	—
Net Stumpage Sales	$56.1	$91.1	$81.8

Non-Timber Sales	6.3	5.6	5.9
Total Sales	$124.1	$162.2	$143.0

Operating Income (Loss)	($9.0)	$15.2	$6.8
(+) Timber write-offs resulting from casualty events (d)	—	0.7	—
(+) Depreciation, depletion and amortization	36.9	48.0	50.5
Adjusted EBITDA (e)	$27.9	$63.9	$57.3

Other Data
Year-End Acres (in thousands)	418	474	490
Northwest Sawtimber (in dollars per MBF) (f)	$711	$849	$748

(a)Includes volumes sold to third-party exporters.
(b)Estimated percentage of export volume, which includes volumes sold to third-party exporters in addition to direct exports through our log export program.
(c)Direct exports through our log export program began in Q1 2022. Prior to Q4 2022, pricing reflects the transfer of logs on an FOB basis. Beginning in Q4 2022, pricing is reported on a CFR basis (i.e., inclusive of export costs and freight).
(d)Timber write-offs resulting from casualty events include the write-off and adjustments of merchantable and pre-merchantable timber volume damaged by casualty events that cannot be salvaged.
(e)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Item 7 — Performance and Liquidity Indicators.
(f)Delivered Sawtimber excluding chip-n-saw.

New Zealand Timber Overview	2023	2022	2021
Sales Volume (in thousands of tons)
Domestic Pulpwood (Delivered)	225	388	425
Domestic Sawtimber (Delivered)	677	686	671
Export Pulpwood (Delivered)	230	182	198
Export Sawtimber (Delivered)	1,344	1,360	1,308
Total Volume	2,476	2,616	2,602

% Delivered Volume (vs. Total Volume)	100%	100%	100%
% Sawtimber Volume (vs. Total Volume)	82%	78%	76%
% Export Volume (vs. Total Volume) (a)	64%	59%	58%

Delivered Log Pricing (in dollars per ton)
Domestic Pulpwood	$34.58	$33.50	$41.97
Domestic Sawtimber	66.31	71.87	83.19
Export Sawtimber	102.39	124.91	138.84
Weighted Average Log Price	$85.27	$96.77	$107.65

Summary Financial Data (in millions of dollars)
Timber Sales	$211.1	$253.1	$280.1
Less: Cut and Haul (b)	(84.5)	(94.3)	(91.9)
Less: Port and Freight (b)	(64.8)	(94.1)	(91.1)
Net Stumpage Sales	$61.8	$64.8	$97.1

Non-Timber Sales / Carbon Credits	24.4	21.0	1.1
Total Sales	$235.5	$274.1	$281.2

Operating Income	$26.0	$30.6	$51.5
(+) Timber write-offs resulting from casualty events (c)	2.3	—	—
(+) Depreciation, depletion and amortization	21.7	23.9	27.0
Adjusted EBITDA (d)	$50.0	$54.5	$78.5

Other Data
New Zealand Dollar to U.S. Dollar Exchange Rate (e)	0.6117	0.6350	0.7090
Net Plantable Year-End Acres (in thousands)	297	297	296
Export Sawtimber (in dollars per JAS m3)	$119.04	$145.23	$161.42
Domestic Sawtimber (in $NZD per tonne)	$119.25	$124.50	$129.07

(a)Percentage of export volume reflects direct exports through our log export program.
(b)Prior periods have been restated to reclassify certain export related costs from cut and haul to port and freight.
(c)Timber write-offs resulting from casualty events include the write-off and adjustments of merchantable and pre-merchantable timber volume damaged by casualty events that cannot be salvaged.
(d)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Item 7 — Performance and Liquidity Indicators.
(e)Represents the period-average rate.

Real Estate Overview	2023	2022	2021
Sales (in millions of dollars)
Improved Development (a)	$30.7	$35.4	$51.7
Unimproved Development	0.1	—	37.5
Rural	99.7	59.5	43.1
Timberland & Non-Strategic	3.3	11.4	—
Conservation Easement	—	—	3.9
Deferred Revenue/Other (b)	13.9	1.2	(2.4)
Large Dispositions (c)	242.2	30.5	56.0
Total Sales	$390.0	$138.0	$189.9

Acres Sold
Improved Development (a)	376	225	791
Unimproved Development	10	—	359
Rural	28,955	13,156	14,565
Timberland & Non-Strategic	1,270	3,966	34
Large Dispositions (c)	55,008	10,977	16,622
Total Acres Sold	85,618	28,323	32,371

Price per Acre (dollars per acre)
Improved Development (a)	$81,756	$157,424	$65,375
Unimproved Development	11,250	—	104,579
Rural	3,442	4,522	2,958
Timberland & Non-Strategic	2,636	2,874	1,297
Large Dispositions (c)	4,403	2,776	3,372
Weighted Average (Total) (d)	$4,372	$6,128	$8,403
Weighted Average (Adjusted) (e)	$3,411	$4,140	$5,391

Total Sales (Excluding Large Dispositions)	$147.8	$107.5	$133.9

Operating Income	$156.6	$58.5	$112.5
(–) Gain associated with the multi-family apartment complex sale attributable to NCI (f)	—	(11.5)	—
(–) Large Dispositions (c)	(105.1)	(16.6)	(44.8)
(+) Depreciation, depletion and amortization	18.0	13.9	7.9
(+) Non-cash cost of land and improved development	29.8	28.4	25.0
Adjusted EBITDA (g)	$99.3	$72.7	$100.7

(a)Reflects land with capital invested in infrastructure improvements.
(b)Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.
(c)Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not reflect a demonstrable premium relative to timberland value.
(d)Excludes Large Dispositions.
(e)Excludes Improved Development and Large Dispositions.
(f)Gain associated with the multi-family apartment complex sale attributable to NCI represents the gain recognized in connection with the sale of property by the Bainbridge Landing joint venture attributable to noncontrolling interests.
(g)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Item 7 — Performance and Liquidity Indicators.

Trading Overview	2023	2022	2021
Sales Volume (in thousands of tons)
U.S.	71	99	1
NZ	307	460	705
Total Volume	378	559	706

Summary Financial Data (in millions of dollars)
Trading Sales	$41.9	$69.3	$93.6
Non-Timber Sales	1.8	1.7	1.7
Total Sales	$43.7	$71.0	$95.4

Operating Income	$0.5	$0.4	$0.1
Adjusted EBITDA (a)	$0.5	$0.4	$0.1

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Item 7 — Performance and Liquidity Indicators.

Capital Expenditures By Segment	2023	2022	2021
Timber Capital Expenditures (in millions of dollars)
Southern Timber
Reforestation, silviculture and other capital expenditures	$30.6	$24.1	$21.5
Property taxes	7.3	7.1	6.8
Lease payments	2.8	3.1	3.1
Allocated overhead	5.9	4.9	4.4
Subtotal Southern Timber	$46.5	$39.3	$35.8
Pacific Northwest Timber
Reforestation, silviculture and other capital expenditures	10.9	10.5	10.8
Property taxes	0.9	1.1	1.1
Allocated overhead	5.6	5.2	4.7
Subtotal Pacific Northwest Timber	$17.4	$16.8	$16.6
New Zealand Timber
Reforestation, silviculture and other capital expenditures	8.6	10.9	11.2
Property taxes	0.8	0.8	0.8
Lease payments	4.5	4.4	5.2
Allocated overhead	2.8	2.4	3.0
Subtotal New Zealand Timber	$16.7	$18.5	$20.1
Total Timber Segments Capital Expenditures	$80.5	$74.5	$72.5
Timber Funds (“Look-through”) (a)	—	—	0.5
Real Estate	0.3	0.3	0.2
Corporate	0.6	—	—
Total Capital Expenditures	$81.4	$74.8	$73.2

Timberland Acquisitions
Southern Timber	$10.5	$457.8	$168.2
Pacific Northwest Timber	3.6	—	—
New Zealand Timber	—	0.7	10.9
Total Timberland Acquisitions	$14.1	$458.5	$179.1

Real Estate Development Investments (b)	$23.1	$13.7	$12.5

(a)The year ended December 31, 2021 excludes $2.8 million of capital expenditures attributable to noncontrolling interests in Timber Funds.
(b)Represents investments in master infrastructure or entitlements in our real estate development projects. Real Estate Development Investments are amortized as the underlying properties are sold and included in Non-Cash Cost of Land and Improved Development.

RESULTS OF OPERATIONS, 2023 VERSUS 2022
(millions of dollars)
The following tables summarize sales, operating income and Adjusted EBITDA variances for 2023 versus 2022:

Sales	Southern Timber		Pacific Northwest Timber		New Zealand Timber		Real Estate		Trading	Elim.	Total
2022	$264.2		$162.2		$274.1		$138.0		$71.0	($0.4)	$909.1
Volume	27.2		(15.7)		(13.4)		76.3		(22.4)	—	52.0
Price	(28.4)		(17.6)		(1.5)		(45.8)		(5.0)	—	(98.3)
Non-timber sales	9.9		0.7		4.2		—		0.1	—	14.9
Foreign exchange (a)	—		—		(3.0)		—		—	—	(3.0)
Other	(8.8)	(b)	(5.5)	(b)	(24.9)	(c)	221.5	(d)	—	(0.1)	182.2
2023	$264.1		$124.1		$235.5		$390.0		$43.7	($0.5)	$1,056.9

(a)Net of currency hedging impact.
(b)Includes variance due to stumpage versus delivered sales.
(c)Includes variance due to domestic versus export sales.
(d)Includes a $211.7 million increase in Large Dispositions as well as deferred revenue adjustments, revenue true-ups, and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.

Operating Income	Southern Timber	Pacific Northwest Timber		New Zealand Timber		Real Estate		Trading	Corporate and Other	Total
2022	$96.6	$15.2		$30.6		$58.5		$0.4	($35.5)	$165.8
Volume	17.1	(5.5)		(2.5)		43.6		—	—	52.7
Price (a)	(28.4)	(17.6)		(1.5)		(45.8)		—	—	(93.3)
Cost	(8.1)	(5.2)		(2.1)		(8.5)		0.1	(3.2)	(27.0)
Non-timber income (b)	9.0	0.6		3.7		—		—	—	13.3
Foreign exchange (c)	—	—		(0.1)		—		—	—	(0.1)
Depreciation, depletion & amortization	(9.9)	2.8		0.2		6.0		—	(0.4)	(1.3)
Non-cash cost of land and improved development	—	—		—		24.1		—	—	24.1
Other	—	0.7	(d)	(2.3)	(e)	78.7	(f)	—	—	77.1
2023	$76.3	($9.0)		$26.0		$156.6		$0.5	($39.1)	$211.3

(a)For Timber segments, price reflects net stumpage realizations (i.e. net of cut and haul and shipping costs). For Real Estate, price is presented net of cash closing costs.
(b)For the New Zealand Timber segment, includes carbon credit sales.
(c)Net of currency hedging impact.
(d)Includes $0.7 million of timber write-offs resulting from casualty events in the prior year.
(e)Includes $2.3 million of timber write-offs resulting from casualty events in the current year.
(f)Includes an $88.5 million increase in operating income from Large Dispositions in the current year, which is partially offset by $16.0 million of equity income from the sale of a multi-family apartment complex in Bainbridge Island, Washington in the prior year. Real estate also includes deferred revenue adjustments, revenue true-ups, and marketing fees related Improved Development sales in addition to residential and commercial lease revenue.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
2022	$156.9	$63.9	$54.5	$72.7	$0.4	($34.2)	$314.2
Volume	26.8	(13.8)	(3.7)	76.3	—	—	85.6
Price (b)	(28.4)	(17.6)	(1.5)	(45.8)	—	—	(93.3)
Cost	(8.1)	(5.2)	(2.1)	(8.5)	0.1	(3.2)	(27.0)
Non-timber income (c)	9.0	0.6	3.7	—	—	—	13.3
Foreign exchange (d)	—	—	(0.9)	—	—	—	(0.9)
Other (e)	—	—	—	4.6	—	—	4.6
2023	$156.2	$27.9	$50.0	$99.3	$0.5	($37.4)	$296.5

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Item 7 — Performance and Liquidity Indicators.
(b)For Timber segments, price reflects net stumpage realizations (i.e. net of cut and haul and shipping costs). For Real Estate, price is presented net of cash closing costs.
(c)For the New Zealand Timber segment, includes carbon credit sales.
(d)Net of currency hedging impact.
(e)Real Estate includes deferred revenue adjustments, revenue true-ups, and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue. The prior year period included a $4.5 million gain associated with a multi-family apartment complex sale attributable to Rayonier.

SOUTHERN TIMBER
    Full-year sales of $264.1 million decreased marginally versus the prior year. Harvest volumes increased 16% to 7.31 million tons versus 6.28 million tons in the prior year, primarily driven by additional volume from acquisitions completed in the fourth quarter of 2022. Average pine sawtimber stumpage realizations decreased 14% to $29.64 per ton versus $34.36 per ton in the prior year, while average pine pulpwood stumpage realizations decreased 25% to $16.78 per ton versus $22.45 per ton in the prior year. The decrease in average pine sawtimber prices was primarily due to softer demand from sawmills, relatively drier weather conditions, and decreased competition from pulp mills for chip-n-saw volume. The decrease in average pine pulpwood prices was primarily due to weaker end-market demand and relatively drier weather conditions. Overall, weighted-average stumpage realizations (including hardwood) decreased 15% to $22.49 per ton versus $26.37 per ton in the prior year.
    Operating income of $76.3 million decreased $20.4 million versus the prior year due to lower net stumpage realizations ($28.4 million), higher depletion rates ($9.9 million), higher overhead and other costs ($4.2 million), and costs associated with long-term timber lease expirations ($3.9 million), partially offset by higher volumes ($17.1 million) and higher non-timber income ($9.0 million). Full-year Adjusted EBITDA of $156.2 million was $0.7 million below the prior year.
PACIFIC NORTHWEST TIMBER
    Full-year sales of $124.1 million decreased $38.1 million, or 23%, versus the prior year. Harvest volumes decreased 18% to 1.31 million tons versus 1.59 million tons in the prior year, as some planned harvests were deferred in response to soft market conditions. Average delivered prices for domestic sawtimber decreased 13% to $97.71 per ton versus $111.96 per ton in the prior year, reflecting weaker domestic and export market demand. Average delivered pulpwood prices decreased 24% to $38.78 per ton versus $50.83 per ton in the prior year as the prior year benefited from stronger end-market demand.
    An operating loss of $9.0 million versus operating income of $15.2 million in the prior year was driven by lower net stumpage realizations ($17.6 million), lower volumes ($5.5 million) and higher costs ($5.2 million), partially offset by lower depletion rates ($2.8 million), timber write-offs resulting from casualty events in the prior year ($0.7 million), and higher non-timber income ($0.6 million). Full-year Adjusted EBITDA of $27.9 million was $36.0 million below the prior year.
NEW ZEALAND TIMBER
    Full-year sales of $235.5 million decreased $38.6 million, or 14%, versus the prior year. Harvest volumes decreased 5% to 2.48 million tons versus 2.62 million tons in the prior year, primarily due to lost production days resulting from Cyclone Gabrielle in the first quarter and the deferral of planned harvests in response to soft market conditions. Average delivered prices for export sawtimber decreased 18% to $102.39 per ton versus $124.91 per ton in the prior year, while average delivered prices for domestic sawtimber decreased 8% to $66.31 per ton versus

$71.87 per ton in the prior year. The decrease in export sawtimber prices was primarily driven by weaker construction demand in China and increased salvage volume from Cyclone Gabrielle. The decrease in domestic sawtimber prices (in U.S. dollar terms) was partially driven by the decrease in the NZ$/US$ exchange rate (US$0.61 per NZ$1.00 versus US$0.64 per NZ$1.00). Excluding the impact of foreign exchange rates, domestic sawtimber prices decreased 4% from the prior year, reflecting weaker domestic demand and decreased competition from export markets.
    Operating income of $26.0 million decreased $4.6 million versus the prior year due to lower volumes ($2.5 million), timber write-offs resulting from casualty events in the current year ($2.3 million), higher costs ($2.1 million), lower net stumpage realizations ($1.5 million), and unfavorable foreign exchange impacts ($0.1 million), partially offset by higher non-timber / carbon credit income ($3.7 million) and lower depletion rates ($0.2 million). Full-year Adjusted EBITDA of $50.0 million was $4.5 million below the prior year.
REAL ESTATE
    Full-year sales of $390.0 million increased $252.0 million versus the prior year, while operating income of $156.6 million increased $98.1 million versus the prior year. Sales and operating income in the current year included $242.2 million and $105.1 million, respectively, from Large Dispositions. Prior year sales and operating income included $30.5 million and $16.6 million, respectively, from Large Dispositions. Prior year period operating income also included an $11.5 million gain attributable to noncontrolling interests from the sale of a multi-family apartment complex in Bainbridge Island, Washington. Sales increased primarily due to significantly higher volumes (85,618 acres sold versus 28,323 acres sold in the prior year), partially offset by lower weighted average prices ($4,392 per acre versus $4,829 per acre in the prior year). Full-year Adjusted EBITDA of $99.3 million was $26.6 million above the prior year.
TRADING
Full-year sales of $43.7 million decreased $27.3 million versus the prior year due to lower volumes and prices. Sales volumes decreased 32% to 378,000 tons versus 559,000 tons in the prior year. Operating income and Adjusted EBITDA increased $0.1 million versus the prior year as improved margins more than offset reduced trading volume.
CORPORATE AND OTHER EXPENSE / ELIMINATIONS
    Full-year corporate and other operating expense of $39.1 million increased $3.6 million versus the prior year, primarily due to higher compensation and benefit expenses and professional services fees. Compensation and benefits expenses were elevated versus the prior year primarily due to the acceleration of equity compensation expense for retirement-eligible employees.
INTEREST EXPENSE
    Full-year interest expense of $48.3 million increased $12.1 million versus the prior year primarily due to higher average outstanding debt and a higher weighted-average interest rate.
INTEREST AND OTHER MISCELLANEOUS INCOME, NET
Full-year interest and other miscellaneous income of $20.6 million increased $18.0 million versus the prior year, as the current year included $20.7 million of net recoveries associated with legal settlements, partially offset by a $2.0 million pension settlement charge.
INCOME TAX EXPENSE
Full-year income tax expense of $5.1 million decreased $4.3 million versus the prior year period. The New Zealand subsidiary is the primary driver of income tax expense.
RESULTS OF OPERATIONS, 2022 VERSUS 2021
Refer to Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2022 for the results of operations discussion for the fiscal year ended December 31, 2022 compared to the fiscal year ended December 31, 2021.

OUTLOOK FOR 2024
In 2024, we expect to achieve full-year harvest volumes in our Southern Timber segment of 7.1 to 7.3 million tons. We anticipate a modest decrease in harvest volumes versus the prior year as logging conditions normalize following a period of relatively dry weather. Further, we expect that regional pine stumpage realizations will improve modestly versus the prior year based on improving end market demand coupled with an anticipated increase in rainfall from the El Niño weather pattern. However, we expect these pricing gains will be largely offset by a less favorable geographic mix. Lastly, we expect higher non-timber income for full-year 2024 as compared to full-year 2023, primarily driven by additional income from land-based solutions.
In our Pacific Northwest Timber segment, we expect to achieve full-year harvest volumes of approximately 1.4 million tons. The anticipated increase relative to the prior year assumes a return to a more normalized level of demand and harvest activity, partially offset by a reduction in our Pacific Northwest sustainable yield resulting from the recent Oregon disposition. Further, while we anticipate some demand improvement as the year progresses, we expect that full-year weighted average log pricing will remain modestly below the pricing achieved in 2023 due in part to a less favorable species mix.
In our New Zealand Timber segment, we expect full-year harvest volumes of 2.4 to 2.5 million tons. We expect that full-year domestic and export sawtimber pricing will improve modestly relative to the full-year pricing achieved in 2023 as end-markets continue to recover. We further anticipate a modest increase in carbon credit sales in 2024 as pricing has remained strong following the significant market volatility experienced in the first half of 2023.
In our Real Estate segment, we are encouraged by both the continued strong demand for our rural properties as well as the continued momentum across our improved development projects as we enter 2024. We expect another strong year in both our rural land sales program as well as our improved development projects based on our current pipeline of transactions. However, similar to 2023, we anticipate very light closing activity in the first quarter, followed by a significant pickup in activity in the second quarter.
Our 2024 outlook is subject to a number of variables and uncertainties, including those discussed at Item 1A — Risk Factors.

LIQUIDITY AND CAPITAL RESOURCES
Our principal source of cash is cash flow from operations, primarily the harvesting of timber and sales of real estate. As a REIT, our main use of cash is dividends on Rayonier Inc. common shares and distributions on Rayonier, L.P. units. We also use cash to maintain the productivity of our timberlands through replanting and silviculture. Our operations have generally produced consistent cash flow and required limited capital resources; however, acquisitions of timberlands generally require funding from external sources or Large Dispositions.
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
On November 1, 2023 we announced an asset disposition and capital structure realignment plan (the “Plan”) targeting $1 billion of select asset sales over the following 18 months. We expect to use the proceeds of the asset sales to reduce our leverage to ≤3.0x Net Debt / Adjusted EBITDA and return capital to share and unit holders. Following the announcement of this Plan, we closed on the disposition of approximately 55,000 acres of timberland in Oregon for $242.2 million, and we believe we are on-track to meet the $1 billion disposition target as planned.
While we currently anticipate to execute the Plan as announced, facts and circumstances could change in the future, which may change our strategy or preclude us from executing the Plan as intended. See Item 1A — Risk Factors in this Annual Report on Form 10-K for additional information.
CREDIT RATINGS
Both our ability to obtain financing and the related costs of borrowing are affected by our credit ratings, which are periodically reviewed by the rating agencies. As of December 31, 2023, our credit ratings from S&P and Moody’s were “BBB-” and “Baa3,” respectively, with both agencies listing our outlook as “Stable.”
SUMMARY OF LIQUIDITY AND FINANCING COMMITMENTS

	As of December 31,
(in millions of dollars)	2023	2022	2021
Cash and cash equivalents (excluding Timber Funds)	$207.7	$114.3	$358.7
Total debt (excluding Timber Funds) (a)	1,372.7	1,523.1	1,376.1
Noncontrolling interests in the operating partnership	81.7	105.8	133.8
Shareholders’ equity	1,877.6	1,880.7	1,815.6
Net Income Attributable to Rayonier Inc.	173.5	107.1	152.6
Adjusted EBITDA (b)	296.5	314.2	329.8
Total capitalization (total debt plus permanent and temporary equity)	3,332.0	3,509.6	3,325.5
Debt to capital ratio	41%	43%	41%
Debt to Adjusted EBITDA (b)	4.6	4.8	4.2
Net debt to Adjusted EBITDA (b)(c)	3.9	4.5	3.1
Net debt to enterprise value (c)(d)	19%	22%	14%

(a)Total debt as of December 31, 2023, 2022 and 2021 reflects the principal on long-term debt, net of fair market value adjustments and gross of deferred financing costs and unamortized discounts of $6.9 million, $8.4 million and $8.3 million, respectively.
(b)For a reconciliation of Adjusted EBITDA to net income see Item 7 — Performance and Liquidity Indicators.
(c)Net debt is calculated as total debt less cash and cash equivalents.
(d)Enterprise value based on market capitalization (including Rayonier, L.P. “OP” units) plus net debt based on Rayonier’s share price of $33.41, $32.96, and $40.36 as of December 31, 2023, 2022 and 2021, respectively.

AT-THE-MARKET (“ATM”) EQUITY OFFERING PROGRAM
On November 4, 2022 we entered into a new distribution agreement with a group of sales agents through which we may sell common shares, from time to time, having an aggregate sales price of up to $300 million (the “2022 ATM Program”). As of December 31, 2023, $269.7 million remains available for issuance under the 2022 ATM Program.
The following table outlines the common shares issuance pursuant to our ATM Program (dollars in millions):

	Year Ended December 31,
	2023	2022
Common shares issued under the ATM Program	400	1,579,228
Average price of common shares issued under the ATM Program	$34.03	$38.05
Gross proceeds	—	$60.4
Commissions	—	$0.6
CASH FLOWS
    The following table summarizes our cash flows from operating, investing and financing activities for each of the three years ended December 31 (in millions of dollars):

	2023	2022	2021
Total cash provided by (used for):
Operating activities	$298.4	$269.2	$325.1
Investing activities	124.1	(516.4)	(26.3)
Financing activities	(328.9)	(4.6)	(16.3)
Effect of exchange rate changes on cash	(0.6)	(1.9)	(0.9)
Change in cash, cash equivalents and restricted cash	$93.0	($253.7)	$281.7
CASH PROVIDED BY OPERATING ACTIVITIES
Cash provided by operating activities increased $29.2 million versus the prior year primarily due to changes in working capital.
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Cash provided by investing activities increased $640.5 million versus the prior year primarily due to lower cash used for timberland acquisitions ($444.5 million), higher proceeds from Large Dispositions ($210.4 million) and other investing activities ($1.6 million), partially offset by higher real estate development investments ($9.4 million) and higher capital expenditures ($6.6 million).
CASH USED FOR FINANCING ACTIVITIES
Cash used for financing activities increased $324.3 million from the prior year due to a decrease in net borrowings ($275.0 million), lower proceeds from the issuance of common shares under the ATM Program ($61.6 million), higher dividends paid on common shares ($4.3 million), and lower proceeds from the issuance of common shares under the incentive stock plan ($2.6 million), partially offset by lower distributions to noncontrolling interests in consolidated affiliates ($17.7 million), lower debt issuance costs ($0.7 million) and lower distributions to noncontrolling interests in the operating partnership ($0.7 million).

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
Significant long-term uses of cash include the following (in millions):

Future uses of cash (in millions)	Total	Payments Due by Period
		2024	2025-2026	2027-2028	Thereafter
Long-term debt (a)	$1,372.7	—	$247.3	$475.4	$650.0
Interest payments on long-term debt (b)	343.7	75.8	140.6	90.5	36.8
Operating leases — timberland (c)	190.9	8.9	16.0	14.8	151.2
Operating leases — PP&E, offices (c)	6.0	1.2	1.5	0.9	2.4
Commitments — real estate projects	45.0	33.4	2.3	2.3	7.0
Commitments — derivatives (d)	0.7	0.7	—	—	—
Commitments — environmental remediation (e)	16.6	11.8	1.2	0.9	2.7
Commitments — other (f)	9.7	9.3	0.4	—	—
Total	$1,985.3	$141.1	$409.3	$584.8	$850.1

(a)The book value of long-term debt, net of deferred financing costs and unamortized discounts, is currently recorded at $1,365.8 million on our Consolidated Balance Sheets, but upon maturity the liability will be $1,372.7 million. See Note 7 — Debt for additional information.
(b)Projected interest payments for variable-rate debt were calculated based on outstanding principal amounts and interest rates as of December 31, 2023 and excludes the impact of hedging.
(c)Excludes anticipated renewal options.
(d)Commitments — derivatives represent payments expected to be made on derivative financial instruments (foreign exchange contracts). See Note 8 — Derivative Financial Instruments and Hedging Activities for additional information.
(e)Commitments — environmental remediation represents our estimate of potential liability associated with environmental contamination and Natural Resource Damages in Port Gamble, Washington. See Note 12 — Environmental and Natural Resource Damage Liabilities for additional information.
(f)Commitments — other includes $8.4 million related to pension plan termination. See Note 18 — Employee Benefit Plans for additional information.

We expect to fund future uses of cash with a combination of existing cash balances, cash generated by operating activities, the remaining issuances available under the Company’s ATM Program, Large Dispositions and the use of our revolving credit facilities. We believe we have sufficient sources of funding to meet our business requirements for the next 12 months and in the longer term.

EXPECTED 2024 EXPENDITURES
    Capital expenditures in 2024 are forecasted to be between $83 million and $88 million, excluding any strategic timberland acquisitions we may make. Capital expenditures are expected to primarily consist of seedling planting, fertilization and other silvicultural activities, property taxes, lease payments, allocated overhead and other capitalized costs. Aside from capital expenditures, we may also acquire timberland as we actively evaluate acquisition opportunities.
    Real estate development investments in 2024 are expected to be between $28 million and $32 million, net of anticipated reimbursements. Expected real estate development investments are primarily related to Wildlight, our mixed-use community development project located north of Jacksonville, Florida and Heartwood, our mixed-use development project located in Richmond Hill just south of Savannah, Georgia.
    Our 2024 dividend payments on Rayonier Inc. common shares and distributions to Rayonier, L.P. unitholders, excluding the additional dividend and distribution payable January 12, 2024 to shareholders of record on December 29, 2023, are expected to be approximately $170.4 million and $2.8 million, respectively, assuming no change in the quarterly dividend rate of $0.285 per share or partnership unit, or material changes in the number of common shares or partnership units outstanding.
    Future share repurchases, if any, will depend on the Company’s liquidity and cash flow, as well as general market conditions and other considerations including capital allocation priorities.

    We made no discretionary pension contributions in 2023. We expect to make estimated cash contributions in 2024 of approximately $7.2 million in order to fund the Defined Benefit Plan on a plan termination basis. Additionally, we anticipate settling the Excess Benefit Plan with lump sum payments upon termination of the Defined Benefit Plan with cash contributions of approximately $1.2 million. See Note 18 — Employee Benefit Plans for additional information.
    Cash income tax payments in 2024 are expected to be between $5.5 million and $9.5 million, primarily due to the New Zealand subsidiary.
OFF-BALANCE SHEET ARRANGEMENTS
We utilize off-balance sheet arrangements to provide credit support for certain suppliers and vendors in case of their default on critical obligations, and collateral for outstanding claims under our previous workers’ compensation self-insurance programs. These arrangements consist of standby letters of credit and surety bonds. As part of our ongoing operations, we also periodically issue guarantees to third parties. Off-balance sheet arrangements are not considered a source of liquidity or capital resources and do not expose us to material risks or material unfavorable financial impacts. See Note 13 — Guarantees for additional information on the letters of credit and surety bonds as of December 31, 2023.
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
The following table contains the summarized balance sheet information for the consolidated obligor group of debt issued by Rayonier, L.P. for the two years ended December 31:

(in millions)	December 31, 2023	December 31, 2022
Current assets	$197.5	$112.2
Non-current assets	98.8	122.8
Current liabilities	60.0	19.8
Non-current liabilities	2,181.6	2,001.9
Due to non-guarantors	861.5	520.4
The following table contains the summarized results of operations information for the consolidated obligor group of debt issued by Rayonier, L.P. for the two years ended December 31:

(in millions)	December 31, 2023	December 31, 2022
Cost and expenses	($32.3)	($28.9)
Operating loss	(32.3)	(28.9)
Net loss	(70.5)	(54.3)
Revenue from non-guarantors	1,108.9	977.9

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
Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of land and improved development, non-operating income and expense, operating (income) loss attributable to noncontrolling interests in Timber Funds, timber write-offs resulting from casualty events, gain associated with the multi-family apartment complex sale attributable to noncontrolling interests, the gain on investment in Timber Funds, Fund II Timberland Dispositions and Large Dispositions.
Below is a reconciliation of Net Income to Adjusted EBITDA for the three years ended December 31 (in millions of dollars):

	2023	2022	2021
Net Income to Adjusted EBITDA Reconciliation
Net Income	$178.5	$122.8	$210.5
Operating (income) loss attributable to NCI in Timber Funds	—	—	(45.6)
Interest, net attributable to NCI in Timber Funds	—	—	0.3
Income tax expense attributable to NCI in Timber Funds	—	—	0.1
Net income (Excluding NCI in Timber Funds)	$178.5	$122.8	$165.3
Interest, net and miscellaneous income attributable to Rayonier	45.9	33.2	44.3
Income tax expense attributable to Rayonier	5.1	9.4	14.6
Depreciation, depletion and amortization attributable to Rayonier	158.2	147.3	143.2
Non-cash cost of land and improved development	29.8	28.4	25.0
Non-operating (income) expense (a)	(18.3)	0.4	—
Timber write-offs resulting from casualty events attributable to Rayonier (b)	2.3	0.7	—
Gain associated with the multi-family apartment complex sale attributable to NCI (c)	—	(11.5)	—
Gain on investment in Timber Funds (d)	—	—	(7.5)
Fund II Timberland Dispositions attributable to Rayonier (e)	—	—	(10.3)
Large Dispositions (f)	(105.1)	(16.6)	(44.8)
Adjusted EBITDA	$296.5	$314.2	$329.8

(a)The year ended December 31, 2023 includes $20.7 million of net recoveries associated with legal settlements, partially offset by a $2.0 million pension settlement charge.
(b)Timber write-offs resulting from casualty events include the write-off and adjustments of merchantable and pre-merchantable timber volume damaged by casualty events that cannot be salvaged.
(c)Gain associated with the multi-family apartment complex sale attributable to noncontrolling interests represents the gain recognized in connection with the sale of property by the Bainbridge Landing joint venture attributable to noncontrolling interests.
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
(f)Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not reflect a demonstrable premium relative to timberland value.

The following tables provide a reconciliation of Operating Income (Loss) by segment to Adjusted EBITDA by segment for the three years ended December 31 (in millions of dollars):

		Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Corporate and Other	Total
2023
Operating income (loss)		$76.3	($9.0)	$26.0	—	$156.6	$0.5	($39.1)	$211.3
Add:	Depreciation, depletion and amortization	80.0	36.9	21.7	—	18.0	—	1.7	158.2
Add:	Non-cash cost of land and improved development	—	—	—	—	29.8	—	—	29.8
Add:	Timber write-offs resulting from casualty events (a)	—	—	2.3	—	—	—	—	2.3
Less:	Large Dispositions (b)	—	—	—	—	(105.1)	—	—	(105.1)
Adjusted EBITDA		$156.2	$27.9	$50.0	—	$99.3	$0.5	($37.4)	$296.5
2022
Operating income		$96.6	$15.2	$30.6	—	$58.5	$0.4	($35.5)	$165.8
Add:	Depreciation, depletion and amortization	60.3	48.0	23.9	—	13.9	—	1.3	147.3
Add:	Non-cash cost of land and improved development	—	—	—	—	28.4	—	—	28.4
Add:	Timber write-offs resulting from casualty events (a)	—	0.7	—	—	—	—	—	0.7
Less:	Gain associated with the multi-family apartment complex sale attributable to NCI (c)	—	—	—	—	(11.5)	—	—	(11.5)
Less:	Large Dispositions (b)	—	—	—	—	(16.6)	—	—	(16.6)
Adjusted EBITDA		$156.9	$63.9	$54.5	—	$72.7	$0.4	($34.2)	$314.2
2021
Operating income		$66.1	$6.8	$51.5	$63.3	$112.5	$0.1	($30.6)	$269.8
Add:	Depreciation, depletion and amortization	54.1	50.5	27.0	2.4	7.9	—	1.2	143.2
Add:	Non-cash cost of land and improved development	—	—	—	—	25.0	—	—	25.0
Less:	Operating income attributable to NCI in Timber Funds (d)	—	—	—	(45.6)	—	—	—	(45.6)
Less:	Gain on investment in Timber Funds (e)	—	—	—	(7.5)	—	—	—	(7.5)
Less:	Fund II Timberland Dispositions attributable to Rayonier (f)	—	—	—	(10.3)	—	—	—	(10.3)
Less:	Large Dispositions (b)	—	—	—	—	(44.8)	—	—	(44.8)
Adjusted EBITDA		$120.2	$57.3	$78.5	$2.3	$100.7	$0.1	($29.4)	$329.8

(a)Timber write-offs resulting from casualty events include the write-off of and adjustments of merchantable and pre-merchantable timber volume damaged by casualty events that cannot be salvaged.
(b)Large Dispositions are defined as transactions involving the sale of timberland that exceed $20 million in size and do not reflect a demonstrable premium relative to timberland value.
(c)Gain associated with the multi-family apartment complex sale attributable to noncontrolling interests represents the gain recognized in connection with the sale of property by the Bainbridge Landing joint venture attributable to noncontrolling interests.
(d)Includes $41.2 million of income from Fund II Timberland Dispositions.
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
Below is a reconciliation of Cash Provided by Operating Activities to Adjusted CAD for the three years ended December 31 (in millions):

	2023	2022	2021
Cash provided by operating activities	$298.4	$269.2	$325.1
Capital expenditures from continuing operations (a)	(81.4)	(74.8)	(76.0)
CAD attributable to NCI in Timber Funds	—	—	(12.9)
Net recovery on legal settlements (b)	(20.7)	—	—
Working capital and other balance sheet changes	(32.4)	(2.9)	(28.2)
CAD	$163.9	$191.5	$208.0
Mandatory debt repayments	—	—	(325.0)
Adjusted CAD	$163.9	$191.5	($117.0)

Cash provided by (used for) investing activities	$124.1	($516.4)	($26.3)
Cash used for financing activities	($328.9)	($4.6)	($16.3)

(a)Capital expenditures exclude timberland acquisitions and real estate development investments.
(b)Reflects net proceeds received from litigation regarding insurance claims.

The following table provides supplemental cash flow data for the three years ended December 31 (in millions):

	2023	2022	2021
Purchase of timberlands	($14.1)	($458.5)	($179.1)
Real Estate development investments	(23.1)	(13.7)	(12.5)
Distributions to noncontrolling interests in consolidated affiliates	(1.7)	(19.4)	(109.0)

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
Interest Rate Risk
Due to the discontinuation of LIBOR on June 30, 2023, we amended our outstanding variable rate debt agreements and active interest rate swaps to change the interest rate benchmark from LIBOR to Daily Simple SOFR in December 2022. In March 2023, we modified our benchmark rates from LIBOR to Daily Simple SOFR for our forward-starting interest rate swaps. We are exposed to interest rate risk through our variable rate debt due to changes in SOFR. However, we use interest rate swaps to manage our exposure to interest rate movements on our term credit agreements by swapping existing and anticipated future borrowings from floating rates to fixed rates. As of December 31, 2023, we had $850 million of U.S. long-term variable rate debt outstanding on our term credit agreements.
The notional amount of outstanding interest rate swap contracts with respect to our term credit agreements at December 31, 2023 was also $850 million. The $350 million 2015 Term Credit Facility matures in April 2028, with the associated interest rate swaps maturing in August 2024. We have entered into forward starting interest rate swaps to cover $200 million of the 2015 Term Credit Facility through the extended maturity date. The 2016 Incremental Term Loan Facility and associated interest rate swaps mature in May 2026, and the 2021 Incremental Term Loan Facility and associated interest rate swaps mature in June 2029. We have entered into an interest rate swap agreement to cover $100 million of borrowings under the 2022 Incremental Term Loan Facility through the maturity date in December 2027. At this current borrowing and derivatives level, a hypothetical one-percentage point increase/decrease in interest rates would result in no corresponding increase/decrease in interest payments and expense over a 12-month period.
The fair market value of our fixed interest rate debt is also subject to interest rate risk. The estimated fair value of our fixed rate debt at December 31, 2023 was $450.0 million compared to the $522.7 million principal amount. We use interest rates of debt with similar terms and maturities to estimate the fair value of our debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at December 31, 2023 would result in a corresponding decrease/increase in the fair value of our fixed rate debt of approximately $25 million and $27 million, respectively.
We estimate the periodic effective interest rate on our U.S. long-term fixed and variable rate debt to be approximately 2.7% after consideration of interest rate swaps and estimated patronage refunds and excluding unused commitment fees on the revolving credit facility.

The following table summarizes our outstanding debt, interest rate swaps and average interest rates, by year of expected maturity and their fair values at December 31, 2023:

(Dollars in thousands)	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Variable rate debt:
Principal amounts	—	—	$200,000	$100,000	$350,000	$200,000	$850,000	$850,000
Average interest rate (a)(b)	—	—	7.08%	7.03%	7.03%	6.98%	7.03%
Fixed rate debt:
Principal amounts	—	$21,817	$25,453	$25,453	—	$450,000	$522,723	$449,951
Average interest rate (b)	—	2.95%	3.64%	6.48%	—	2.75%	2.98%
Interest rate swaps:
Notional amount	$350,000	—	$200,000	$100,000	—	$200,000	$850,000	$43,179
Average pay rate (b)	2.18%	—	1.50%	3.72%	—	0.67%	1.85%
Average receive rate (b)	5.33%	—	5.33%	5.33%	—	5.33%	5.33%
Forward-starting interest rate swaps
Notional amount	—	—	—	—	$200,000	—	$200,000	$12,782
Average pay rate (b)	—	—	—	—	1.37%	—	1.37%
Average receive rate (b)	—	—	—	—	5.33%	—	5.33%

(a)    Excludes estimated patronage refunds.
(b)     Interest rates as of December 31, 2023.
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
Sales and Expense Exposure
At December 31, 2023, the New Zealand subsidiary had foreign currency exchange contracts with a notional amount of $123 million and foreign currency option contracts with a notional amount of $98 million outstanding related to foreign export sales. The amount hedged represents a portion of forecasted U.S. dollar denominated export timber and log trading sales proceeds over the next 36 months and next 2 months, respectively.
The following table summarizes our outstanding foreign currency exchange rate risk contracts at December 31, 2023:

(Dollars in thousands)	0-1 months	1-2 months	2-3 months	3-6 months	6-12 months	12-18 months	18-24 months	24-36 months	Total	Fair Value
Foreign exchange contracts to sell U.S. dollar for New Zealand dollar
Notional amount	$7,200	$5,000	$6,000	$21,000	$25,000	$16,500	$13,000	$29,000	$122,700	$2,916
Average contract rate	1.5529	1.5211	1.5398	1.6043	1.6310	1.6805	1.6392	1.6652	1.6285

Foreign currency option contracts to sell U.S. dollar for New Zealand dollar
Notional amount	$2,000	$2,000	$2,000	$4,000	$20,000	$24,000	$16,000	$28,000	$98,000	$1,572
Average strike price	1.5666	1.5686	1.5701	1.6276	1.6416	1.6602	1.7481	1.6811	1.6698

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
Rayonier Inc.’s management, under the supervision of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, we used the framework included in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2023. The report on the Company’s internal control over financial reporting as of December 31, 2023, is on page 62.

RAYONIER INC.

By:	/s/ DAVID L. NUNES
David L. Nunes Chief Executive Officer (Principal Executive Officer)
February 23, 2024

By:	/s/ MARK MCHUGH
Mark McHugh President and Chief Financial Officer (Principal Financial Officer)
February 23, 2024

By:	/s/ APRIL TICE
April Tice Vice President and Chief Accounting Officer (Principal Accounting Officer)
February 23, 2024

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
Rayonier, L.P.’s management, under the supervision of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, we used the framework included in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

RAYONIER, L.P.

By:	RAYONIER, INC., its sole general partner

By:	/s/ DAVID L. NUNES
David L. Nunes Chief Executive Officer (Principal Executive Officer)
February 23, 2024

By:	/s/ MARK MCHUGH
Mark McHugh President and Chief Financial Officer (Principal Financial Officer)
February 23, 2024

By:	/s/ APRIL TICE
April Tice Vice President and Chief Accounting Officer (Principal Accounting Officer)
February 23, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Rayonier Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Rayonier Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Rayonier Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”) and our report dated February 23, 2024 expressed an unqualified opinion thereon.

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
February 23, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Rayonier Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rayonier Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2024 expressed an unqualified opinion thereon.

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

Depletion of Timber
Description of the Matter
For the year ended December 31, 2023, the Company recognized $243 million in depletion expense and the Timber and Timberlands balance, net of depletion and amortization, was $3,004 million at December 31, 2023. As described in Note 1 to the financial statements, the Company establishes an annual depletion rate for each particular region. Depletion rates are determined by region by dividing merchantable inventory cost by standing merchantable inventory volume, which is estimated annually. The Company charges accumulated costs attributed to merchantable timber to depletion expense (cost of sales) at the time the timber is harvested or when the underlying timberland is sold.

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

To test the annual depletion rates (including standing merchantable inventory volume), our audit procedures included, among others, evaluating the methodology used and testing the completeness and accuracy of the underlying data used by the Company. We inspected satellite images to test timber existence and assessed the timberland for features that would impact the Company’s ability to harvest its timber. In addition, we evaluated current year changes to harvestability, analyzed the change in depletion as a percentage of sales, utilized published industry growth rates to assess the increase in timber volume and compared actual volume harvested to the volume estimated by the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.
Jacksonville, Florida
February 23, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Rayonier Inc., the general partner of Rayonier, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rayonier, L.P. and subsidiaries (the Operating Partnership) as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, changes in capital and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Depletion of Timber
Description of the Matter
For the year ended December 31, 2023, the Operating Partnership recognized $243 million in depletion expense and the Timber and Timberlands balance, net of depletion and amortization, was $3,004 million at December 31, 2023. As described in Note 1 to the financial statements, the Operating Partnership establishes an annual depletion rate for each particular region. Depletion rates are determined by region by dividing merchantable inventory cost by standing merchantable inventory volume, which is estimated annually. The Operating Partnership charges accumulated costs attributed to merchantable timber to depletion expense (cost of sales) at the time the timber is harvested or when the underlying timberland is sold.

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

To test the annual depletion rates (including standing merchantable inventory volume), our audit procedures included, among others, evaluating the methodology used and testing the completeness and accuracy of the underlying data used by the Operating Partnership. We inspected satellite images to test timber existence and assessed the timberland for features that would impact the Operating Partnership’s ability to harvest its timber. In addition, we evaluated current year changes to harvestability, analyzed the change in depletion as a percentage of sales, utilized published industry growth rates to assess the increase in timber volume and compared actual volume harvested to the volume estimated by the Operating Partnership.

/s/ Ernst & Young LLP
We have served as the Operating Partnership’s auditor since 2019.
Jacksonville, Florida
February 23, 2024

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Years Ended December 31,
(Thousands of dollars, except per share data)

	2023	2022	2021
SALES (NOTE 3)	$1,056,933	$909,072	$1,109,597
Costs and Expenses
Cost of sales	(762,570)	(688,284)	(796,115)
Selling and general expenses	(74,773)	(64,670)	(57,791)
Other operating (expense) income, net (Note 17)	(8,306)	9,704	14,084
	(845,649)	(743,250)	(839,822)
OPERATING INCOME	211,284	165,822	269,775
Interest expense	(48,342)	(36,207)	(44,907)
Interest and other miscellaneous income, net	20,675	2,565	280
INCOME BEFORE INCOME TAXES	183,617	132,180	225,148
Income tax expense (Note 20)	(5,122)	(9,389)	(14,661)
NET INCOME	178,495	122,791	210,487
Less: Net income attributable to noncontrolling interests in the operating partnership	(2,905)	(2,393)	(4,516)
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(2,097)	(13,321)	(53,421)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	173,493	107,077	152,550
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment, net of income tax effect of $0, $0 and $0	(1,516)	(23,093)	(22,096)
Cash flow hedges, net of income tax effect of $2,368, $555 and $2,667	(9,957)	76,039	60,315
Pension and postretirement benefit plans, net of income tax effect of $0, $0 and $0	593	1,627	12,476
Total other comprehensive (loss) income	(10,880)	54,573	50,695
COMPREHENSIVE INCOME	167,615	177,364	261,182
Less: Comprehensive income attributable to noncontrolling interests in the operating partnership	(2,639)	(3,692)	(6,116)
Less: Comprehensive income attributable to noncontrolling interests in consolidated affiliates	(3,449)	(12,182)	(48,234)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$161,527	$161,490	$206,832
EARNINGS PER COMMON SHARE (NOTE 6)
Basic earnings per share attributable to Rayonier Inc.	$1.17	$0.73	$1.08
Diluted earnings per share attributable to Rayonier Inc.	$1.17	$0.73	$1.08

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31,
(Thousands of dollars, except share data)

	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$207,696	$114,255
Trade receivables, less allowance for doubtful accounts of $210 and $74	28,652	27,837
Other receivables	11,517	14,701
Inventory (Note 15)	31,017	23,729
Prepaid logging roads	15,425	14,893
Prepaid expenses	3,645	5,680
Assets held for sale (Note 22)	9,932	713
Other current assets	9,074	573
Total current assets	316,958	202,381
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	3,004,316	3,230,904
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 14)	105,595	115,097
PROPERTY, PLANT AND EQUIPMENT
Land	6,453	6,453
Buildings	31,251	31,020
Machinery and equipment	6,523	6,568
Construction in progress	1,841	653
Total property, plant and equipment, gross	46,068	44,694
Less—accumulated depreciation	(19,059)	(17,505)
Total property, plant and equipment, net	27,009	27,189
RESTRICTED CASH (NOTE 21)	678	1,152
RIGHT-OF-USE ASSETS (NOTE 16)	95,474	97,167
OTHER ASSETS (NOTE 23)	97,555	115,481
TOTAL ASSETS	$3,647,585	$3,789,371
LIABILITIES, NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$26,561	$22,100
Accrued taxes	4,394	3,734
Accrued payroll and benefits	14,215	12,428
Accrued interest	7,094	5,920
Pension and other postretirement benefits (Note 18)	8,444	136
Dividend and distribution payable	30,148	—
Deferred revenue	19,012	22,762
Other current liabilities	30,409	28,247
Total current liabilities	140,277	95,327
LONG-TERM DEBT, NET (NOTE 7)	1,365,773	1,514,721
PENSION AND OTHER POSTRETIREMENT BENEFITS, NON-CURRENT (NOTE 18)	1,441	8,510
LONG-TERM LEASE LIABILITY (NOTE 16)	87,684	88,756
LONG-TERM DEFERRED REVENUE	11,294	6,895
OTHER NON-CURRENT LIABILITIES	81,863	88,687
COMMITMENTS AND CONTINGENCIES (NOTES 10 and 11)
NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP (NOTE 5)	81,651	105,763
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 shares authorized, 148,299,117 and 147,282,631 shares issued and outstanding	1,497,641	1,462,945
Retained earnings	338,244	366,637
Accumulated other comprehensive income (Note 24)	24,651	35,813
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,860,536	1,865,395
Noncontrolling interests in consolidated affiliates (Note 5)	17,066	15,317
TOTAL SHAREHOLDERS’ EQUITY	1,877,602	1,880,712
TOTAL LIABILITIES, NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND SHAREHOLDERS’ EQUITY	$3,647,585	$3,789,371

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Thousands of dollars, except share data)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Affiliates	Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2020	137,678,822	$1,101,675	$446,267	($73,885)	$388,588	$1,862,645
Net income	—	—	157,066	—	53,421	210,487
Net income attributable to noncontrolling interests in the operating partnership	—	—	(4,516)	—	—	(4,516)
Dividends ($1.08 per share) (a)	—	—	(153,980)	—	—	(153,980)
Issuance of shares under the “at-the-market” equity offering, net of commissions and offering costs of $2.5 million	6,357,972	233,033	—	—	—	233,033
Issuance of shares under incentive stock plans	270,713	6,029	—	—	—	6,029
Stock-based incentive compensation	—	9,277	—	—	—	9,277
Repurchase of common shares	(47,705)	(1,617)	—	—	—	(1,617)
Fund II carried interest incentive fee	—	—	—	—	(3,807)	(3,807)
Disposition of noncontrolling interests in consolidated affiliates	—	—	—	—	(255,486)	(255,486)
Measurement period adjustment of noncontrolling interests in consolidated affiliates	—	—	—	—	9,690	9,690
Adjustment of noncontrolling interests in the operating partnership	—	—	(42,530)	—	—	(42,530)
Conversion of units into common shares	1,113,159	40,676	—	—	—	40,676
Pension and postretirement benefit plans	—	—	—	12,476	—	12,476
Foreign currency translation adjustment	—	—	—	(18,487)	(3,609)	(22,096)
Cash flow hedges	—	—	—	61,893	(1,578)	60,315
Allocation of other comprehensive income to noncontrolling interests in the operating partnership	—	—	—	(1,601)	—	(1,601)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(115,298)	(115,298)
Noncontrolling interests in consolidated affiliates redemption of shares	—	—	—	—	(28,119)	(28,119)
Balance, December 31, 2021	145,372,961	$1,389,073	$402,307	($19,604)	$43,802	$1,815,578
Net income	—	—	109,470	—	13,321	122,791
Net income attributable to noncontrolling interests in the operating partnership	—	—	(2,393)	—	—	(2,393)
Dividends ($1.125 per share) (a)	—	—	(165,902)	—	—	(165,902)
Issuance of shares under the “at-the-market” equity offering, net of commissions and offering costs of $1.1 million	1,579,228	59,350	—	—	—	59,350
Issuance of shares under incentive stock plans	321,337	2,466	—	—	—	2,466
Stock-based incentive compensation	—	12,356	—	—	—	12,356
Repurchase of common shares	(97,809)	(4,225)	—	—	—	(4,225)
Adjustment of noncontrolling interests in the operating partnership	—	—	23,155	—	—	23,155
Conversion of units into common shares	106,914	3,925	—	—	—	3,925
Pension and postretirement benefit plans	—	—	—	1,627	—	1,627
Foreign currency translation adjustment	—	—	—	(22,282)	(811)	(23,093)
Cash flow hedges	—	—	—	76,367	(328)	76,039
Allocation of other comprehensive income to noncontrolling interests in the operating partnership	—	—	—	(295)	—	(295)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(12,807)	(12,807)
Noncontrolling interests in consolidated affiliates redemption of shares	—	—	—	—	(27,860)	(27,860)
Balance, December 31, 2022	147,282,631	$1,462,945	$366,637	$35,813	$15,317	$1,880,712

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
(Thousands of dollars, except share data)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Affiliates	Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2022	147,282,631	$1,462,945	$366,637	$35,813	$15,317	$1,880,712
Net income	—	—	176,398	—	2,097	178,495
Net income attributable to noncontrolling interests in the operating partnership	—	—	(2,905)	—	—	(2,905)
Dividends ($1.34 per share) (a)(b)	—	—	(199,465)	—	—	(199,465)
Issuance of shares under the “at-the-market” equity offering, net of commissions and offering costs	400	(81)	—	—	—	(81)
Issuance of shares under incentive stock plans	380,080	75	—	—	—	75
Stock-based incentive compensation	—	14,002	—	—	—	14,002
Repurchase of common shares	(128,923)	(4,217)	—	—	—	(4,217)
Adjustment of noncontrolling interests in the operating partnership	—	—	(2,421)	—	—	(2,421)
Conversion of units into common shares	764,929	24,917	—	—	—	24,917
Pension and postretirement benefit plans	—	—	—	593	—	593
Foreign currency translation adjustment	—	—	—	(1,466)	(50)	(1,516)
Cash flow hedges	—	—	—	(11,358)	1,401	(9,957)
Allocation of other comprehensive loss to noncontrolling interests in the operating partnership	—	—	—	1,069	—	1,069
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(1,699)	(1,699)
Balance, December 31, 2023	148,299,117	$1,497,641	$338,244	$24,651	$17,066	$1,877,602

(a)For information regarding distributions to noncontrolling interests in the operating partnership, see the Rayonier Inc. Consolidated Statements of Cash Flows and Note 5 — Noncontrolling Interests.
(b)Includes an additional cash dividend of $0.20 per common share. The dividend was payable January 12, 2024, to shareholders of record on December 29, 2023.

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(Thousands of dollars)

	2023	2022	2021
OPERATING ACTIVITIES
Net income	$178,495	$122,791	$210,487
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	158,231	147,339	155,722
Non-cash cost of land and improved development	29,768	28,374	24,976
Stock-based incentive compensation expense	14,002	12,356	9,277
Deferred income taxes	278	(5,352)	8,509
Pension settlement charge	2,036	—	—
Amortization of losses from pension and postretirement plans	6	753	1,174
Timber write-offs resulting from casualty events	2,302	729	—
Gain on sale of large disposition of timberlands	(105,078)	(16,606)	(44,784)
Gain on Fund II timberland dispositions	—	—	(51,522)
Gain on sale of Timber Funds III & IV	—	—	(3,675)
Fund II carried interest incentive fee	—	—	(3,807)
Other	13,169	1,049	9,456
Changes in operating assets and liabilities:
Receivables	4,404	(9,109)	17,239
Inventories	513	(4,335)	(503)
Accounts payable	1,505	1,144	(1,593)
All other operating activities	(1,256)	(9,943)	(5,846)
CASH PROVIDED BY OPERATING ACTIVITIES	298,375	269,190	325,110
INVESTING ACTIVITIES
Capital expenditures	(81,447)	(74,811)	(75,965)
Real estate development investments	(23,078)	(13,698)	(12,521)
Purchase of timberlands	(14,062)	(458,530)	(179,115)
Net proceeds from large disposition of timberlands	239,898	29,496	54,682
Net proceeds from sale of Timber Funds III & IV	—	—	31,014
Net proceeds from Fund II timberland dispositions	—	—	154,740
Other	2,776	1,180	912
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	124,087	(516,363)	(26,253)
FINANCING ACTIVITIES
Issuance of debt	—	656,842	446,378
Repayment of debt	(150,000)	(531,842)	(420,000)
Dividends paid on common stock	(169,990)	(165,707)	(153,515)
Distributions to noncontrolling interests in the operating partnership	(2,962)	(3,668)	(4,269)
Proceeds from the issuance of common shares under incentive stock plan	75	2,628	5,922
Proceeds from the issuance of common shares under the “at-the-market” (ATM) equity offering program, net of commissions and offering costs	(81)	61,557	230,826
Repurchase of common shares to pay withholding taxes on vested incentive stock awards	(4,217)	(4,225)	(1,617)
Debt issuance costs	—	(740)	(4,846)
Distributions to noncontrolling interests in consolidated affiliates	(1,699)	(19,434)	(108,956)
Make-whole fee on NWFCS debt prepayment	—	—	(6,234)
CASH USED FOR FINANCING ACTIVITIES	(328,874)	(4,589)	(16,311)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(621)	(1,970)	(889)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	92,967	(253,732)	281,657
Balance, beginning of year	115,407	369,139	87,482
Balance, end of year	$208,374	$115,407	$369,139

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the Years Ended December 31,
(Thousands of dollars)

	2023	2022	2021
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year:
Interest (a)	$48,742	$35,717	$42,672
Income taxes	4,816	15,127	7,392
Non-cash investing activity:
Capital assets purchased on account	$7,490	$4,435	$5,272
Non-cash financing activity:
Noncontrolling interests in consolidated affiliates redemption of shares (b)	—	27,860	28,119

(a)Interest paid is presented net of patronage payments received of $6.2 million, $6.0 million and $6.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. For additional information on patronage payments, see Note 7 — Debt.
(b)The New Zealand subsidiary made a capital distribution in order to redeem certain equity interests, resulting in the recording of a loan payable by the New Zealand subsidiary in the amount of $27.9 million and $28.1 million for the years ended December 31, 2022 and 2021, respectively. See Note 5 — Noncontrolling Interests and Note 7 — Debt for further information.

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
For the Years Ended December 31,
(Thousands of dollars, except per unit data)

	2023	2022	2021
SALES (NOTE 3)	$1,056,933	$909,072	$1,109,597
Costs and Expenses
Cost of sales	(762,570)	(688,284)	(796,115)
Selling and general expenses	(74,773)	(64,670)	(57,791)
Other operating (expense) income, net (Note 17)	(8,306)	9,704	14,084
	(845,649)	(743,250)	(839,822)
OPERATING INCOME	211,284	165,822	269,775
Interest expense	(48,342)	(36,207)	(44,907)
Interest and other miscellaneous income, net	20,675	2,565	280
INCOME BEFORE INCOME TAXES	183,617	132,180	225,148
Income tax expense (Note 20)	(5,122)	(9,389)	(14,661)
NET INCOME	178,495	122,791	210,487
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(2,097)	(13,321)	(53,421)
NET INCOME ATTRIBUTABLE TO RAYONIER, L.P. UNITHOLDERS	176,398	109,470	157,066
NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
Limited Partners	174,634	108,375	155,495
General Partners	1,764	1,095	1,571
Net income attributable to unitholders	176,398	109,470	157,066
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment, net of income tax effect of $0, $0 and $0	(1,516)	(23,093)	(22,096)
Cash flow hedges, net of income tax effect of $2,368, $555 and $2,667	(9,957)	76,039	60,315
Pension and postretirement benefit plans, net of income tax effect of $0, $0 and $0	593	1,627	12,476
Total other comprehensive (loss) income	(10,880)	54,573	50,695
COMPREHENSIVE INCOME	167,615	177,364	261,182
Less: Comprehensive income attributable to noncontrolling interests in consolidated affiliates	(3,449)	(12,182)	(48,234)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER, L.P. UNITHOLDERS	$164,166	$165,182	$212,948
EARNINGS PER UNIT (NOTE 6)
Basic earnings per unit attributable to Rayonier, L.P.	$1.17	$0.73	$1.08
Diluted earnings per unit attributable to Rayonier, L.P.	$1.17	$0.73	$1.08

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31,
(Thousands of dollars, except unit data)

	2023	2022
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$207,696	$114,255
Trade receivables, less allowance for doubtful accounts of $210 and $74	28,652	27,837
Other receivables	11,517	14,701
Inventory (Note 15)	31,017	23,729
Prepaid logging roads	15,425	14,893
Prepaid expenses	3,645	5,680
Assets held for sale (Note 22)	9,932	713
Other current assets	9,074	573
Total current assets	316,958	202,381
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	3,004,316	3,230,904
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 14)	105,595	115,097
PROPERTY, PLANT AND EQUIPMENT
Land	6,453	6,453
Buildings	31,251	31,020
Machinery and equipment	6,523	6,568
Construction in progress	1,841	653
Total property, plant and equipment, gross	46,068	44,694
Less — accumulated depreciation	(19,059)	(17,505)
Total property, plant and equipment, net	27,009	27,189
RESTRICTED CASH (NOTE 21)	678	1,152
RIGHT-OF-USE ASSETS (NOTE 16)	95,474	97,167
OTHER ASSETS (NOTE 23)	97,555	115,481
TOTAL ASSETS	$3,647,585	$3,789,371
LIABILITIES, REDEEMABLE OPERATING PARTNERSHIP UNITS AND CAPITAL
CURRENT LIABILITIES
Accounts payable	$26,561	$22,100
Accrued taxes	4,394	3,734
Accrued payroll and benefits	14,215	12,428
Accrued interest	7,094	5,920
Pension and other postretirement benefits (Note 18)	8,444	136
Distribution payable	30,148	—
Deferred revenue	19,012	22,762
Other current liabilities	30,409	28,247
Total current liabilities	140,277	95,327
LONG-TERM DEBT, NET (NOTE 7)	1,365,773	1,514,721
PENSION AND OTHER POSTRETIREMENT BENEFITS, NON-CURRENT (NOTE 18)	1,441	8,510
LONG-TERM LEASE LIABILITY (NOTE 16)	87,684	88,756
LONG-TERM DEFERRED REVENUE	11,294	6,895
OTHER NON-CURRENT LIABILITIES	81,863	88,687
COMMITMENTS AND CONTINGENCIES (NOTES 10 and 11)
REDEEMABLE OPERATING PARTNERSHIP UNITS (NOTE 5) 2,443,898 and 3,208,827 Units outstanding, respectively	81,651	105,763
CAPITAL
General partners’ capital	18,325	18,251
Limited partners’ capital	1,814,193	1,806,895
Accumulated other comprehensive income (Note 24)	28,018	40,249
TOTAL CONTROLLING INTEREST CAPITAL	1,860,536	1,865,395
Noncontrolling interests in consolidated affiliates (Note 5)	17,066	15,317
TOTAL CAPITAL	1,877,602	1,880,712
TOTAL LIABILITIES, REDEEMABLE OPERATING PARTNERSHIP UNITS AND CAPITAL	$3,647,585	$3,789,371

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Thousands of dollars, except unit data)

			Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Affiliates	Total Capital
	Units
	General Partners’ Capital	Limited Partners’ Capital
Balance, December 31, 2020	$15,454	$1,529,948	($71,345)	$388,588	$1,862,645
Net income	1,571	155,495	—	53,421	210,487
Distributions on units ($1.08 per unit)	(1,583)	(156,666)	—	—	(158,249)
Issuance of units under the “at-the-market” equity offering, net of commissions and offering costs of $2.5 million	2,330	230,703	—	—	233,033
Issuance of units under incentive stock plans	60	5,969	—	—	6,029
Stock-based incentive compensation	93	9,184	—	—	9,277
Repurchase of units	(16)	(1,601)	—	—	(1,617)
Adjustment of Redeemable Operating Partnership Units	(444)	(43,934)	—	—	(44,378)
Conversion of units to common shares	407	40,269	—	—	40,676
Measurement period adjustment of noncontrolling interests in consolidated affiliates	—	—	—	9,690	9,690
Fund II carried interest incentive fee	—	—	—	(3,807)	(3,807)
Disposition of noncontrolling interests in consolidated affiliates	—	—	—	(255,486)	(255,486)
Pension and postretirement benefit plans	—	—	12,476	—	12,476
Foreign currency translation adjustment	—	—	(18,487)	(3,609)	(22,096)
Cash flow hedges	—	—	61,893	(1,578)	60,315
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(115,298)	(115,298)
Noncontrolling interests in consolidated affiliates redemption of unit equivalents	—	—	—	(28,119)	(28,119)
Balance, December 31, 2021	$17,872	$1,769,367	($15,463)	$43,802	$1,815,578
Net income	1,095	108,375	—	13,321	122,791
Distributions on units ($1.125 per unit)	(1,696)	(167,874)	—	—	(169,570)
Issuance of units under the “at-the-market” equity offering, net of commissions and offering costs of $1.1 million	593	58,757	—	—	59,350
Issuance of units under incentive stock plans	25	2,441	—	—	2,466
Stock-based incentive compensation	124	12,232	—	—	12,356
Repurchase of units	(42)	(4,183)	—	—	(4,225)
Adjustment of Redeemable Operating Partnership Units	241	23,894	—	—	24,135
Conversion of units to common shares	39	3,886	—	—	3,925
Pension and postretirement benefit plans	—	—	1,627	—	1,627
Foreign currency translation adjustment	—	—	(22,282)	(811)	(23,093)
Cash flow hedges	—	—	76,367	(328)	76,039
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(12,807)	(12,807)
Noncontrolling interests in consolidated affiliates redemption of unit equivalents	—	—	—	(27,860)	(27,860)
Balance, December 31, 2022	$18,251	$1,806,895	$40,249	$15,317	$1,880,712

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (CONTINUED)
(Thousands of dollars, except unit data)

			Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Affiliates	Total Capital
	Units
	General Partners’ Capital	Limited Partners’ Capital
Balance, December 31, 2022	$18,251	$1,806,895	$40,249	$15,317	$1,880,712
Net income	1,764	174,634	—	2,097	178,495
Distributions on units ($1.34 per unit) (a)	(2,029)	(200,887)	—	—	(202,916)
Issuance of units under the “at-the-market” equity offering, net of commissions and offering costs	(1)	(80)	—	—	(81)
Issuance of units under incentive stock plans	1	74	—	—	75
Stock-based incentive compensation	140	13,862	—	—	14,002
Repurchase of units	(42)	(4,175)	—	—	(4,217)
Adjustment of Redeemable Operating Partnership Units	(8)	(798)	—	—	(806)
Conversion of units to common shares	249	24,668	—	—	24,917
Pension and postretirement benefit plans	—	—	593	—	593
Foreign currency translation adjustment	—	—	(1,466)	(50)	(1,516)
Cash flow hedges	—	—	(11,358)	1,401	(9,957)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,699)	(1,699)
Balance, December 31, 2023	$18,325	$1,814,193	$28,018	$17,066	$1,877,602

(a)Includes an additional cash distribution of $0.20 per operating partnership unit. The cash distribution was payable January 12, 2024, to holders of record on December 29, 2023.

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(Thousands of dollars)

	2023	2022	2021
OPERATING ACTIVITIES
Net income	$178,495	$122,791	$210,487
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	158,231	147,339	155,722
Non-cash cost of land and improved development	29,768	28,374	24,976
Stock-based incentive compensation expense	14,002	12,356	9,277
Deferred income taxes	278	(5,352)	8,509
Pension settlement charge	2,036	—	—
Amortization of losses from pension and postretirement plans	6	753	1,174
Timber write-offs resulting to casualty events	2,302	729	—
Gain on sale of large disposition of timberlands	(105,078)	(16,606)	(44,784)
Gain on Fund II timberland dispositions	—	—	(51,522)
Gain on sale of Timber Funds III & IV	—	—	(3,675)
Fund II carried interest incentive fee	—	—	(3,807)
Other	13,169	1,049	9,456
Changes in operating assets and liabilities:
Receivables	4,404	(9,109)	17,239
Inventories	513	(4,335)	(503)
Accounts payable	1,505	1,144	(1,593)
All other operating activities	(1,256)	(9,943)	(5,846)
CASH PROVIDED BY OPERATING ACTIVITIES	298,375	269,190	325,110
INVESTING ACTIVITIES
Capital expenditures	(81,447)	(74,811)	(75,965)
Real estate development investments	(23,078)	(13,698)	(12,521)
Purchase of timberlands	(14,062)	(458,530)	(179,115)
Net proceeds from large disposition of timberlands	239,898	29,496	54,682
Net proceeds from sale of Timber Funds III & IV	—	—	31,014
Net proceeds from Fund II timberland dispositions	—	—	154,740
Other	2,776	1,180	912
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	124,087	(516,363)	(26,253)
FINANCING ACTIVITIES
Issuance of debt	—	656,842	446,378
Repayment of debt	(150,000)	(531,842)	(420,000)
Distributions on units	(172,952)	(169,375)	(157,784)
Proceeds from the issuance of units under incentive stock plan	75	2,628	5,922
Proceeds from the issuance of units under the “at-the-market” (ATM) equity offering program, net of commissions and offering costs	(81)	61,557	230,826
Repurchase of units to pay withholding taxes on vested incentive stock awards	(4,217)	(4,225)	(1,617)
Debt issuance costs	—	(740)	(4,846)
Distributions to noncontrolling interests in consolidated affiliates	(1,699)	(19,434)	(108,956)
Make-whole fee on NWFCS debt prepayment	—	—	(6,234)
CASH USED FOR FINANCING ACTIVITIES	(328,874)	(4,589)	(16,311)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(621)	(1,970)	(889)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	92,967	(253,732)	281,657
Balance, beginning of year	115,407	369,139	87,482
Balance, end of year	$208,374	$115,407	$369,139

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the Years Ended December 31,
(Thousands of dollars)

	2023	2022	2021
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year:
Interest (a)	$48,742	$35,717	$42,672
Income taxes	4,816	15,127	7,392
Non-cash investing activity:
Capital assets purchased on account	$7,490	$4,435	$5,272
Non-cash financing activity:
Noncontrolling interests in consolidated affiliates redemption of shares (b)	—	27,860	28,119

(a)Interest paid is presented net of patronage payments received of $6.2 million, $6.0 million and $6.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. For additional information on patronage payments, see Note 7 — Debt.
(b)The New Zealand subsidiary made a capital distribution in order to redeem certain equity interests, resulting in the recording of a loan payable by the New Zealand subsidiary in the amount of $27.9 million and $28.1 million for the years ended December 31, 2022 and 2021, respectively. See Note 5 — Noncontrolling Interests and Note 7 — Debt for further information.

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands unless otherwise stated)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
    Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Rayonier Inc.'s Consolidated Financial Statements include the Operating Partnership, wholly-owned subsidiaries and entities in which the Company has a controlling interest. Rayonier, L.P.'s Consolidated Financial Statements include wholly-owned subsidiaries and entities in which the Operating Partnership has a controlling interest. For additional information regarding our consolidated entities with a noncontrolling interest component, see Note 5 — Noncontrolling Interests. All intercompany balances and transactions are eliminated.
As of December 31, 2023, the Company owned a 98.4% interest in the Operating Partnership, with the remaining 1.6% interest owned by limited partners of the Operating Partnership. As the sole general partner of the Operating Partnership, Rayonier Inc. has exclusive control of the day-to-day management of the Operating Partnership.
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
ENVIRONMENTAL REMEDIATION LIABILITIES
We estimate future costs for known environmental remediation requirements and accrue for them on an undiscounted basis when it is probable that a liability has been incurred and the related costs can be reasonably estimated. We consider various factors when estimating our environmental liabilities, including construction contracts, proposed statements of work, project management, and other professional fees. We evaluate the adequacy of these liabilities on a quarterly basis. We make adjustments to the liabilities when additional information becomes available that affects the estimated costs to study or remediate any environmental matter. Legal investigation and defense costs incurred in connection with environmental contingencies are expensed as incurred. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable and does not exceed the amount of losses previously recorded. See Note 12 — Environmental and Natural Resource Damages Liabilities for more information.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
GOODWILL
    Goodwill represents the excess of the acquisition cost of the New Zealand Timber segment over the fair value of the net assets acquired. Goodwill is not amortized, but is periodically reviewed for impairment. An impairment test for this reporting unit’s goodwill is performed annually and whenever events or circumstances indicate that the value of goodwill may be impaired. We compare the fair value of the New Zealand Timber segment, using an independent valuation for the New Zealand forest assets, to its carrying value including goodwill. The independent valuation of the New Zealand forest assets is based on discounted cash flow models where the fair value is calculated using cash flows from sustainable forest management plans. The fair value of the forest assets is measured as the present value of cash flows from one growth cycle based on the productive forest land, taking into consideration environmental, operational, and market restrictions. These cash flow valuations involve a number of estimates that require broad assumptions and significant judgment regarding future performance. The annual impairment test was performed as of October 1, 2023; the estimated fair value of the New Zealand Timber segment exceeded its carrying value and no impairment was recorded. Except for changes in the New Zealand foreign exchange rate, there have been no adjustments to the carrying value of goodwill since the initial recognition. See Note 23 — Other Assets for additional information.
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
Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated. See Note 25 — Related Party.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
REVENUE RECOGNITION
    We recognize revenues when control of promised goods or services (“performance obligations”) is transferred to customers, in an amount that reflects the consideration expected in exchange for those goods or services (“transaction price”). Unsatisfied performance obligations as of December 31, 2023 are primarily due to advances on stumpage contracts, unearned license revenue, unearned carbon capture and storage revenue and post-closing obligations on real estate sales. Of these performance obligations, $19.0 million is expected to be recognized within the next twelve months, while the remaining $11.3 million is expected to be recognized as we satisfy our performance obligations. We generally collect payment within a year of satisfying performance obligations and therefore have elected not to adjust revenues for a financing component.
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
EMPLOYEE BENEFIT PLANS
    The determination of expense and funding requirements for our defined benefit pension plan, its unfunded excess pension plan and its postretirement life insurance plan are largely based on a number of actuarial assumptions. The key assumptions include discount rate, return on assets, mortality rates and longevity of employees. See Note 18 — Employee Benefit Plans for assumptions used to determine benefit obligations, and the net periodic benefit cost for the year ended December 31, 2023.
    Periodic pension and other postretirement expense is included in “Cost of sales,” “Selling and general expenses” and “Interest and other miscellaneous income, net” in the Consolidated Statements of Income and Comprehensive Income. The service cost component of net periodic benefit cost is included in “Cost of sales” and “Selling and general expenses” while the other components of net periodic benefit cost (interest cost, expected return on plan assets and amortization of losses or gains) are presented outside of income from operations in “Interest and other miscellaneous income, net.” Changes in the funded status of our plans are recorded through other comprehensive (loss) income in the year in which the changes occur. We measure plan assets and benefit obligations as of the fiscal year-end.
The defined benefit pension plan and the unfunded excess pension plan were terminated in 2023. For additional information, see Note 18 — Employee Benefit Plans.
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

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
ACCOUNTING PRONOUNCEMENTS
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and a description of other segment items (the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss) by reportable segment, as well as disclosure of the title and position of the entity’s CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The pronouncement is effective for annual reporting periods in fiscal years beginning after December 15, 2023, and for interim periods in fiscal years beginning after December 15, 2024. We do not expect the adoption of this pronouncement to impact our consolidated financial statements beyond the expansion of our reportable segment disclosures.

SUBSEQUENT EVENTS
We have evaluated events occurring from December 31, 2023 to the date of issuance of these Consolidated Financial Statements for potential recognition and disclosure in the consolidated financial statements. No events were identified that warranted recognition or disclosure.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
2.    SEGMENT AND GEOGRAPHICAL INFORMATION
As of December 31, 2023, Rayonier operated in five reportable segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate, and Trading. The previously reported Timber Funds segment was liquidated in 2021 with all proceeds being distributed to noncontrolling interests at the end of 2022. As a result, disclosure of Timber Funds segment results are not presented for 2023 or 2022, while 2021 results are presented for historical purposes.
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
The following tables summarize the segment information for the three years ended December 31:

	Sales by Product Line
	2023	2022	2021
Southern Timber	$264,128	$264,201	$204,441
Pacific Northwest Timber	124,145	162,237	143,021
New Zealand Timber	235,481	274,076	281,158
Timber Funds (a)	—	—	199,402
Real Estate
Improved Development	30,707	35,413	51,713
Unimproved Development	114	—	37,500
Rural	99,665	59,485	43,088
Timberland & Non-Strategic	3,347	11,400	44
Conservation Easements	—	—	3,855
Deferred Revenue/Other	13,930	1,239	(2,380)
Large Dispositions	242,200	30,471	56,048
Total Real Estate	389,963	138,008	189,868
Trading	43,684	70,952	95,364
Intersegment eliminations (b)	(468)	(402)	(3,657)
Total Sales	$1,056,933	$909,072	$1,109,597

(a)The year ended December 31, 2021 includes $159.1 million of sales attributable to noncontrolling interests in Timber Funds. Included in sales attributable to noncontrolling interests in Timber Funds for the year ended December 31, 2021 is $125.4 million from Fund II Timberland Dispositions attributable to noncontrolling interests in Timber Funds. The year ended December 31, 2021 also includes $31.4 million from Fund II Timberland Dispositions attributable to Rayonier.
(b)The years ended December 31, 2023, 2022 and 2021 include log marketing fees paid to our Trading segment from our Southern Timber and Pacific Northwest Timber segments for marketing log export sales. The year ended December 31, 2021 includes the elimination of timberland investment management fees paid to us by the timber funds which were initially recognized as sales and cost of sales within the Timber Funds segment.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	Operating Income (Loss)
	2023	2022	2021
Southern Timber	$76,256	$96,616	$66,111
Pacific Northwest Timber (a)	(8,998)	15,192	6,827
New Zealand Timber (b)	26,045	30,621	51,513
Timber Funds (c)	—	—	63,219
Real Estate (d)	156,605	58,495	112,540
Trading	492	382	144
Corporate and other	(39,116)	(35,484)	(30,579)
Total Operating Income	211,284	165,822	269,775
Unallocated interest expense and other (e)	(27,667)	(33,642)	(44,627)
Total Income before Income Taxes	$183,617	$132,180	$225,148

(a)The year ended December 31, 2022 includes $0.7 million of timber write-offs resulting from casualty events. Timber write-offs resulting from casualty events are recorded within the Consolidated Statements of Income and Comprehensive Income under the caption “Cost of sales.”
(b)The year ended December 31, 2023 includes $2.3 million of timber write-offs resulting from casualty events. Timber write-offs resulting from casualty events are recorded within the Consolidated Statements of Income and Comprehensive Income under the caption “Cost of sales.”
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
(d)The years ended December 31, 2023, 2022 and 2021 include $105.1 million, $16.6 million and $44.8 million, respectively, from Large Dispositions. The year ended December 31, 2022 includes an $11.5 million gain associated with the multi-family apartment complex sale attributable to noncontrolling interests (“NCI”). The gain associated with the multi-family apartment complex sale attributable to noncontrolling interests is recorded within the Consolidated Statements of Income and Comprehensive Income under the caption “Other operating (expense) income, net.”
(e)The year ended December 31, 2023 includes $20.7 million of net recoveries associated with legal settlements, which is partially offset by a $2.0 million pension settlement charge.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	Gross Capital Expenditures
	2023	2022	2021
Capital Expenditures (a)
Southern Timber	$46,506	$39,301	$35,790
Pacific Northwest Timber	17,371	16,770	16,585
New Zealand Timber	16,663	18,455	20,128
Timber Funds (b)	—	—	3,271
Real Estate	302	285	191
Corporate and other	605	—	—
Total capital expenditures	$81,447	$74,811	$75,965

Timberland Acquisitions
Southern Timber	$10,471	$457,770	$168,188
Pacific Northwest Timber	3,591	26	—
New Zealand Timber	—	734	10,927
Total timberland acquisitions	$14,062	$458,530	$179,115

Total Gross Capital Expenditures	$95,509	$533,341	$255,080

(a)Excludes timberland acquisitions presented separately, in addition to real estate development investments of $23.1 million, $13.7 million and $12.5 million in the years ended December 31, 2023, 2022 and 2021, respectively.
(b)The year ended December 31, 2021 includes $2.8 million of capital expenditures attributable to noncontrolling interests in Timber Funds.

	Depreciation, Depletion and Amortization
	2023	2022	2021
Southern Timber	$79,974	$60,298	$54,116
Pacific Northwest Timber	36,924	48,024	50,487
New Zealand Timber	21,666	23,876	27,005
Timber Funds (a)	—	—	97,943
Real Estate (b)	109,085	22,216	17,746
Corporate and other	1,712	1,255	1,208
Total	$249,361	$155,669	$248,505

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
(b)The years ended December 31, 2023, 2022 and 2021 include $91.1 million, $8.3 million and $9.8 million, respectively, from Large Dispositions.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	Non-Cash Cost of Land and Improved Development
	2023	2022	2021
Timber Funds (a)	—	—	$20,239
Real Estate (b)	73,458	32,934	25,070
Total	$73,458	$32,934	$45,309

(a)The year ended December 31, 2021 includes $20.2 million of non-cash cost of land and improved development from Fund II Timberland Dispositions, of which $16.2 million was attributable to noncontrolling interests in Timber Funds and $4.0 million was attributable to Rayonier.
(b)The years ended December 31, 2023, 2022 and 2021 include $43.7 million, $4.6 million and $0.1 million, respectively, from Large Dispositions.

	Geographical Operating Information
	Sales			Operating Income			Identifiable Assets
	2023	2022	2021	2023	2022	2021	2023	2022
United States	$787,906	$576,780	$732,995	$185,156	$135,900	$217,964	$3,098,555	$3,244,128
New Zealand	269,027	332,292	376,602	26,128	29,922	51,811	549,030	545,243
Total	$1,056,933	$909,072	$1,109,597	$211,284	$165,822	$269,775	$3,647,585	$3,789,371

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
The following table contains contract balances recorded in the Consolidated Balance Sheets at December 31, 2023 and 2022:

Year	2023	2022	Balance Sheet Location
Contract assets
Trade receivables, net (a)	$28,652	$27,837	Trade receivables
Contract liabilities
Deferred revenue, current (b)	19,012	22,762	Deferred revenue
Deferred revenue, non-current (c)	11,294	6,895	Long-term deferred revenue

(a)The increase in trade receivables was primarily driven by timing of sales in our timber segments.
(b)The decrease in deferred revenue, current is primarily driven by the satisfaction of post-closing obligations on real estate sales and the timing of advance payments on stumpage contracts, partially offset by increased hunting license renewals and the current portion of a carbon capture and storage contract entered into in the first quarter of 2023.
(c)The increase in deferred revenue, non-current is primarily driven by a carbon capture and storage contract entered into in the first quarter of 2023.
    The following table summarizes revenue recognized during the years ended December 31, 2023 and 2022 that was included in the contract liability balance at the beginning of each year:

	Year Ended December 31,
	2023	2022
Revenue recognized from contract liability balance at the beginning of the year (a)	$21,187	$16,148

(a)    Revenue recognized was primarily from hunting licenses, the use of advances on pay-as-cut timber sales and the satisfaction of post-closing obligations on real estate sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
    The following tables present our revenue from contracts with customers disaggregated by product type for the years ended December 31, 2023, 2022 and 2021:

Year Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Real Estate	Trading	Elim.	Total
December 31, 2023
Pulpwood	$99,035	$8,410	$28,760	—	—	$3,961	—	$140,166
Sawtimber	123,312	109,446	182,355	—	—	37,894	—	453,007
Hardwood	4,279	—	—	—	—	—	—	4,279
Total Timber Sales	226,626	117,856	211,115	—	—	41,855	—	597,452
License Revenue, Primarily From Hunting	23,335	1,344	279	—	—	—	—	24,958
Other Non-Timber/Carbon Revenue	14,167	4,945	24,087	—	—	—	—	43,199
Agency Fee Income	—	—	—	—	—	1,361	—	1,361
Total Non-Timber Sales	37,502	6,289	24,366	—	—	1,361	—	69,518
Improved Development	—	—	—	—	30,707	—	—	30,707
Unimproved Development	—	—	—	—	114	—	—	114
Rural	—	—	—	—	99,665	—	—	99,665
Timberland & Non-Strategic	—	—	—	—	3,347	—	—	3,347
Deferred Revenue/Other (a)	—	—	—	—	12,516	—	—	12,516
Large Dispositions	—	—	—	—	242,200	—	—	242,200
Total Real Estate Sales	—	—	—	—	388,549	—	—	388,549
Revenue from Contracts with Customers	264,128	124,145	235,481	—	388,549	43,216	—	1,055,519
Lease Revenue	—	—	—	—	1,414	—	—	1,414
Intersegment	—	—	—	—	—	468	(468)	—
Total Revenue	$264,128	$124,145	$235,481	—	$389,963	$43,684	($468)	$1,056,933
December 31, 2022
Pulpwood	$126,884	$15,094	$34,027	—	—	$7,178	—	$183,183
Sawtimber	92,512	141,541	219,082	—	—	62,116	—	515,251
Hardwood	17,216	—	—	—	—	—	—	17,216
Total Timber Sales	236,612	156,635	253,109	—	—	69,294	—	715,650
License Revenue, Primarily from Hunting	21,287	1,076	341	—	—	—	—	22,704
Other Non-Timber/Carbon Revenue	6,302	4,526	20,626	—	—	—	—	31,454
Agency Fee Income	—	—	—	—	—	1,256	—	1,256
Total Non-Timber Sales	27,589	5,602	20,967	—	—	1,256	—	55,414
Improved Development	—	—	—	—	35,413	—	—	35,413
Rural	—	—	—	—	59,485	—	—	59,485
Timberland & Non-Strategic	—	—	—	—	11,400	—	—	11,400
Deferred Revenue/Other (a)	—	—	—	—	(38)	—	—	(38)
Large Dispositions	—	—	—	—	30,471	—	—	30,471
Total Real Estate Sales	—	—	—	—	136,731	—	—	136,731
Revenue from Contracts with Customers	264,201	162,237	274,076	—	136,731	70,550	—	907,795
Lease Revenue	—	—	—	—	1,277	—	—	1,277
Intersegment	—	—	—	—	—	402	(402)	—
Total Revenue	$264,201	$162,237	$274,076	—	$138,008	$70,952	($402)	$909,072
December 31, 2021
Pulpwood	$95,995	$9,336	$42,836	$792	—	$11,369	—	$160,328
Sawtimber	79,154	127,768	237,262	38,042	—	82,276	—	564,502
Hardwood	4,671	—	—	—	—	—	—	4,671
Total Timber Sales	179,820	137,104	280,098	38,834	—	93,645	—	729,501
License Revenue, Primarily from Hunting	18,116	990	385	40	—	—	—	19,531
Other Non-Timber/Carbon Revenue	6,505	4,927	675	439	—	—	—	12,546
Agency Fee Income	—	—	—	—	—	1,399	—	1,399
Fund II Timberland Dispositions	—	—	—	156,752	—	—	—	156,752
Total Non-Timber Sales	24,621	5,917	1,060	157,231	—	1,399	—	190,228
Improved Development	—	—	—	—	51,713	—	—	51,713
Unimproved Development	—	—	—	—	37,500	—	—	37,500
Rural	—	—	—	—	43,088	—	—	43,088
Timberland & Non-Strategic	—	—	—	—	44	—	—	44
Conservation Easements	—	—	—	—	3,855	—	—	3,855
Deferred Revenue/Other (a)	—	—	—	—	(3,532)	—	—	(3,532)
Large Dispositions	—	—	—	—	56,048	—	—	56,048
Total Real Estate Sales	—	—	—	—	188,716	—	—	188,716
Revenue from Contracts with Customers	204,441	143,021	281,158	196,065	188,716	95,044	—	1,108,445
Lease Revenue	—	—	—	—	1,152	—	—	1,152
Intersegment	—	—	—	3,337	—	320	(3,657)	—
Total Revenue	$204,441	$143,021	$281,158	$199,402	$189,868	$95,364	($3,657)	$1,109,597

(a)    Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
The following tables present our timber sales disaggregated by contract type for the years ended December 31, 2023, 2022 and 2021:

Year Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Timber Funds	Trading	Total
December 31, 2023
Stumpage Pay-as-Cut	$109,583	—	—	—	—	$109,583
Stumpage Lump Sum	387	2,654	—	—	—	3,041
Total Stumpage	109,970	2,654	—	—	—	112,624

Delivered Wood (Domestic)	108,354	102,533	52,535	—	523	263,945
Delivered Wood (Export)	8,302	12,669	158,580	—	41,332	220,883
Total Delivered	116,656	115,202	211,115	—	41,855	484,828

Total Timber Sales	$226,626	$117,856	$211,115	—	$41,855	$597,452

December 31, 2022
Stumpage Pay-as-Cut	$98,967	—	—	—	—	$98,967
Stumpage Lump Sum	1,022	7,770	—	—	—	8,792
Total Stumpage	99,989	7,770	—	—	—	107,759

Delivered Wood (Domestic)	125,136	137,421	62,068	—	2,310	326,935
Delivered Wood (Export)	11,487	11,444	191,041	—	66,984	280,956
Total Delivered	136,623	148,865	253,109	—	69,294	607,891

Total Timber Sales	$236,612	$156,635	$253,109	—	$69,294	$715,650

December 31, 2021
Stumpage Pay-as-Cut	$68,471	—	—	$768	—	$69,239
Stumpage Lump Sum	6,890	10,769	—	—	—	17,659
Total Stumpage	75,361	10,769	—	768	—	86,898

Delivered Wood (Domestic)	81,803	126,335	73,543	38,066	3,731	323,478
Delivered Wood (Export)	22,656	—	206,555	—	89,914	319,125
Total Delivered	104,459	126,335	280,098	38,066	93,645	642,603

Total Timber Sales	$179,820	$137,104	$280,098	$38,834	$93,645	$729,501

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
4.    TIMBERLAND ACQUISITIONS
During 2023, we acquired approximately 4,000 acres of U.S. timberland located in Florida, Georgia, Texas and Washington through six transactions for an aggregate value of $13.2 million, which were funded with cash on hand and like-kind exchange proceeds. We also incurred approximately $0.9 million of additional costs associated with acquisitions completed in the prior year. Additionally, during 2023, we acquired approximately 1,000 acres of leased timberland in New Zealand.
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
The following table summarizes the timberland acquisitions for the years ended December 31, 2023 and 2022:

	2023		2022
	Cost	Acres	Cost	Acres
Alabama (a)	231	—	$124,020	35,995
Florida	4,809	2,194	1,053	741
Georgia (a)	333	16	130,124	28,514
Louisiana (a)	74	—	24,373	9,110
Texas (a)	5,024	1,317	178,200	65,226
Washington	3,591	353	26	20
New Zealand	—	1,156	734	1,409
Total Acquisitions	$14,062	5,036	$458,530	141,015

(a)Includes costs incurred in 2023 associated with acquisitions completed in the fourth quarter of 2022.
5.    NONCONTROLLING INTERESTS
NONCONTROLLING INTERESTS IN CONSOLIDATED AFFILIATES
Matariki Forestry Group
    We maintain a 77% controlling financial interest in Matariki Forestry Group (the “New Zealand subsidiary”), a joint venture that owns or leases approximately 421,000 legal acres of New Zealand timberland. Accordingly, we consolidate the New Zealand subsidiary’s balance sheet and results of operations. The portions of the consolidated financial position and results of operations attributable to the New Zealand subsidiary’s 23% noncontrolling interest are reflected as an adjustment to income in our Consolidated Statements of Income and Comprehensive Income under the caption “Net income attributable to noncontrolling interests in consolidated affiliates.” Rayonier New Zealand Limited (“RNZ”), a wholly-owned subsidiary, serves as the manager of the New Zealand subsidiary.
The following table sets forth the income attributable to the New Zealand subsidiary’s noncontrolling interests:

	2023	2022	2021
Net income attributable to noncontrolling interests in the New Zealand subsidiary	$2,145	$2,966	$7,696

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
The following table sets forth the Company’s noncontrolling interests in the operating partnership:

	2023	2022
Beginning noncontrolling interests in the operating partnership	$105,763	$133,823
Adjustment of noncontrolling interests in the operating partnership	2,421	(23,155)
Conversions of redeemable operating partnership units to common shares	(24,917)	(3,925)
Net income attributable to noncontrolling interests in the operating partnership	2,905	2,393
Other comprehensive (loss) income attributable to noncontrolling interests in the operating partnership	(1,069)	295
Distributions to noncontrolling interests in the operating partnership (a)	(3,452)	(3,668)
Total noncontrolling interests in the operating partnership	$81,651	$105,763

(a)The year ended December 31, 2023 includes an additional distribution of $0.20 per operating partnership unit. The cash distribution amount of $0.5 million was payable on January 12, 2024, to holders of record on December 29, 2023.

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
    The following table provides details of the calculations of basic and diluted earnings per common share of the Company for the three years ended December 31:

	2023	2022	2021
Earnings per common share - basic
Numerator:
Net Income	$178,495	$122,791	$210,487
Less: Net income attributable to noncontrolling interests in the operating partnership	(2,905)	(2,393)	(4,516)
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(2,097)	(13,321)	(53,421)
Net income attributable to Rayonier Inc.	$173,493	$107,077	$152,550
Denominator:
Denominator for basic earnings per common share - weighted average shares	148,046,673	146,209,847	140,812,882
Basic earnings per common share attributable to Rayonier Inc.:	$1.17	$0.73	$1.08
Earnings per common share - diluted
Numerator:
Net Income	$178,495	$122,791	$210,487
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(2,097)	(13,321)	(53,421)
Net income attributable to Rayonier Inc., before net income attributable to noncontrolling interests in the operating partnership	$176,398	$109,470	$157,066
Denominator:
Denominator for basic earnings per common share - weighted average shares	148,046,673	146,209,847	140,812,882
Add: Dilutive effect of:
Stock options	472	5,132	8,727
Performance shares, restricted shares and restricted stock units	401,351	669,501	416,527
Noncontrolling interests in operating partnership units	2,618,699	3,268,473	4,062,725
Denominator for diluted earnings per common share - adjusted weighted average shares	151,067,195	150,152,953	145,300,861

Diluted earnings per common share attributable to Rayonier Inc.:	$1.17	$0.73	$1.08

	2023	2022	2021
Anti-dilutive shares excluded from computations of diluted earnings per common share:
Stock options, performance shares, restricted shares and restricted stock units	164,865	103,514	149,705

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
    The following table provides details of the calculations of basic and diluted earnings per unit of the Operating Partnership for the three years ended December 31:

	2023	2022	2021
Earnings per unit - basic
Numerator:
Net Income	$178,495	$122,791	$210,487
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(2,097)	(13,321)	(53,421)
Net income available to unitholders	$176,398	$109,470	$157,066
Denominator:
Denominator for basic earnings per unit - weighted average units	150,665,372	149,478,320	144,875,607
Basic earnings per unit attributable to Rayonier, L.P.:	$1.17	$0.73	$1.08
Earnings per unit - diluted
Numerator:
Net Income	$178,495	$122,791	$210,487
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(2,097)	(13,321)	(53,421)
Net income available to unitholders	$176,398	$109,470	$157,066
Denominator:
Denominator for basic earnings per unit - weighted average units	150,665,372	149,478,320	144,875,607
Add: Dilutive effect of unit equivalents:
Stock options	472	5,132	8,727
Performance shares, restricted shares and restricted stock units	401,351	669,501	416,527
Denominator for diluted earnings per unit - adjusted weighted average units	151,067,195	150,152,953	145,300,861

Diluted earnings per unit attributable to Rayonier, L.P.	$1.17	$0.73	$1.08

	2023	2022	2021
Anti-dilutive unit equivalents excluded from computations of diluted earnings per unit:
Stock options, performance shares, restricted shares and restricted stock units	164,865	103,514	149,705

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
7.    DEBT
Our debt consisted of the following at December 31, 2023 and 2022:

	2023	2022
Debt:
Senior Notes due 2031 at a fixed interest rate of 2.75%	$450,000	$450,000
2015 Term Loan Facility borrowings due 2028 at a variable interest rate of 7.03% at December 31, 2023	350,000	350,000
2021 Incremental Term Loan Facility borrowings due 2029 at a variable interest rate of 6.98% at December 31, 2023	200,000	200,000
2016 Incremental Term Loan Facility borrowings due 2026 at a variable interest rate of 7.08% at December 31, 2023	200,000	200,000
2022 Incremental Term Loan Facility borrowings due 2027 at a variable interest rate of 7.03% at December 31, 2023	100,000	250,000
New Zealand subsidiary noncontrolling interest shareholder loan due 2026 at a fixed interest rate of 3.64%	25,453	25,586
New Zealand subsidiary noncontrolling interest shareholder loan due 2027 at a fixed interest rate of 6.48%	25,453	25,586
New Zealand subsidiary noncontrolling interest shareholder loan due 2025 at a fixed interest rate of 2.95%	21,817	21,931
Total principal debt	1,372,723	1,523,103
Less: Unamortized discounts	(2,772)	(3,104)
Less: Deferred financing costs	(4,178)	(5,278)
Total long-term debt	$1,365,773	$1,514,721

Principal payments due during the next five years and thereafter are as follows:

2024	—
2025	21,817
2026	225,453
2027	125,453
2028	350,000
Thereafter	650,000
Total debt	$1,372,723
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

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
All of our term credit agreements are benchmarked to Daily Simple SOFR plus a credit spread adjustment. While all of our term credit facilities provide for variable interest rates based on a spread over Daily Simple SOFR, we have entered into multiple interest rate swap agreements to fix portions of our variable rate exposure. For each credit facility described below, we provide our estimated effective interest rate after consideration of estimated patronage payments and interest rate swaps.
2015 TERM LOAN AGREEMENT
In August 2015, we entered into a credit agreement with CoBank, ACB, as administrative agent, and a syndicate of Farm Credit institutions and other commercial banks to provide $550 million of credit facilities, including a nine-year $350 million term loan facility (“2015 Term Loan Facility”). The periodic interest rate on the 2015 Term Loan Facility is subject to a pricing grid based on our leverage ratio, as defined in the Term Credit Agreement. As of December 31, 2023, the periodic interest rate on the 2015 Term Loan Facility was Daily Simple SOFR plus 1.6% plus a credit spread adjustment of 0.1%. Monthly payments of interest only are due on this loan through maturity. We estimate the effective interest rate on this term loan facility to be approximately 3.0% after consideration of the interest rate swaps and estimated patronage refunds. For additional information on our interest rate swaps, see Note 8 — Derivative Financial Instruments and Hedging Activities.
2022 INCREMENTAL TERM LOAN AGREEMENT
In December 2022, we entered into an Incremental Term Loan Agreement to provide a five-year $250 million senior unsecured incremental term loan facility (“2022 Incremental Term Loan Facility”). During the fourth quarter of 2023, we repaid $150 million of the principal balance on this loan. The periodic interest rate on the 2022 Incremental Term Loan Facility is subject to a pricing grid based on our leverage ratio, as defined in the Incremental Term Loan Agreement. As of December 31, 2023, the periodic interest rate on the $100 million 2022 Incremental Term Loan Facility was Daily Simple SOFR plus 1.6% plus a credit spread adjustment of 0.1%. Monthly payments of interest only are due on this loan through maturity. We estimate the effective interest rate on this term loan facility to be approximately 4.6% after consideration of interest rate swaps and estimated patronage refunds. For additional information on our interest rate swaps, see Note 8 — Derivative Financial Instruments and Hedging Activities.
2016 INCREMENTAL TERM LOAN AGREEMENT
In April 2016, we entered into an Incremental Term Loan Agreement to provide a 10-year, $300 million term loan facility (“2016 Incremental Term Loan Facility”) of which $100 million was subsequently repaid. The periodic interest rate on the 2016 Incremental Term Loan Facility is subject to a pricing grid based on our leverage ratio, as defined in the Incremental Term Loan Agreement. As of December 31, 2023, the periodic interest rate on the $200 million 2016 Incremental Term Loan Facility was Daily Simple SOFR plus 1.65% plus a credit spread adjustment of 0.1%. Monthly payments of interest only are due on this loan through maturity. We estimate the effective interest rate on this term loan facility to be approximately 2.4% after consideration of interest rate swaps and estimated patronage payments. For additional information on our interest rate swaps, see Note 8 — Derivative Financial Instruments and Hedging Activities.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
2021 INCREMENTAL TERM LOAN AGREEMENT
In June 2021, we entered into an Incremental Term Loan Agreement, which provided us the ability to make an advance of $200 million on or before June 1, 2022. In January 2022, we made a $200 million draw on our 2021 Incremental Term Loan Facility. The periodic interest rate on the 2021 Incremental Term Loan Facility is subject to a pricing grid based on our leverage ratio, as defined in the Incremental Term Loan Agreement. As of December 31, 2023, the periodic interest rate on the 2021 Incremental Term Loan Facility was Daily Simple SOFR plus 1.55% plus a credit spread adjustment of 0.1%. Monthly payments of interest only are due on this loan through maturity. We estimate the effective interest rate on this term loan facility to be approximately 1.5% after consideration of interest rate swaps and estimated patronage refunds. For additional information on our interest rate swaps, see Note 8 — Derivative Financial Instruments and Hedging Activities.
REVOLVING CREDIT FACILITY
In December 2022, we amended the $300 million Revolving Credit Facility to convert the interest rate benchmark from LIBOR to Daily Simple SOFR plus a credit spread adjustment. The periodic interest rate on the Revolving Credit Facility is subject to a pricing grid based on our leverage ratio, as defined in the Term Credit Agreement. As of December 31, 2023, the periodic interest rate on the Revolving Credit Facility was Daily Simple SOFR plus 1.25% plus a credit spread adjustment of 0.1%, with an unused commitment fee of 0.175%. Monthly payments of interest only are due on this loan through maturity. See Note 23 — Other Assets for additional information about deferred financing costs related to revolving debt.
During the year ended December 31, 2023, we made no borrowings and repayments on our Revolving Credit Facility. At December 31, 2023, we had available borrowings of $289.9 million, net of $10.1 million to secure our outstanding letters of credit.
NEW ZEALAND SUBSIDIARY DEBT
WORKING CAPITAL FACILITY
In July 2023, the New Zealand subsidiary renewed its NZ$20 million working capital facility, extending its maturity date to June 30, 2024. The facility is available for short-term operating cash flow needs of the New Zealand subsidiary. This facility holds a variable interest rate indexed to the 90-day New Zealand Bank Bill rate (“BKBM”). The margins are set for the term of the facility. During the year ended December 31, 2023, the New Zealand subsidiary made no borrowings or repayments on its working capital facility. At December 31, 2023, there was no outstanding balance on the facility.
SHAREHOLDER LOANS
The New Zealand subsidiary has made capital distributions in the past to its partners on a pro rata basis to redeem certain equity interests, which were reinvested by the partners into shareholder loans to the New Zealand subsidiary. Our capital distribution and portion of the shareholder loan are eliminated in consolidation. The capital distribution to the minority shareholder and its reinvestment in the shareholder loan results in the recording of a loan payable by the New Zealand subsidiary. Except for changes in the New Zealand foreign exchange rate, there have been no adjustments to the carrying value of the shareholder loan since its inception. See Note 5 — Noncontrolling Interests for more information regarding the New Zealand subsidiary.
SHAREHOLDER LOAN DUE 2025
In September 2020, the New Zealand subsidiary recorded a loan payable in the amount of $23.3 million due in 2025 at a fixed interest rate of 2.95%. As of December 31, 2023, the outstanding balance is $21.8 million.
SHAREHOLDER LOAN DUE 2026
In July 2021, the New Zealand subsidiary recorded a loan payable in the amount of $28.1 million due in 2026 at a fixed interest rate of 3.64%. As of December 31, 2023, the outstanding balance is $25.5 million.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
SHAREHOLDER LOAN DUE 2027
In April 2022, the New Zealand subsidiary recorded a loan payable in the amount of $27.9 million due in 2027 at a fixed interest rate of 6.48%. As of December 31, 2023, the outstanding balance is $25.5 million.
DEBT COVENANTS
In connection with our Term Credit Agreement, Incremental Term Loan Agreement, 2021 Incremental Term Loan Agreement, 2022 Incremental Term Loan Agreement and Revolving Credit Facility, customary covenants must be met, the most significant of which include interest coverage and leverage ratios.
The covenants listed below, which are the most significant financial covenants in effect as of December 31, 2023, are calculated on a trailing 12-month basis:

	Covenant Requirement	Actual Ratio	Favorable
Covenant EBITDA to consolidated interest expense should not be less than	2.5 to 1	11.5 to 1	9.0
Covenant debt to covenant net worth plus covenant debt shall not exceed	65%	43%	22%
    In addition to these financial covenants listed above, the Senior Notes due 2031, Term Credit Agreement, Incremental Term Loan Agreement, 2021 Incremental Term Loan Facility, 2022 Incremental Term Loan Facility, and Revolving Credit Facility include customary covenants that limit the incurrence of debt and the disposition of assets, among others. At December 31, 2023, we were in compliance with all applicable covenants.

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
FOREIGN CURRENCY EXCHANGE AND OPTION CONTRACTS
Our New Zealand subsidiary’s domestic sales and operating expenses are predominately denominated in New Zealand dollars, while its export sales, shareholder distributions and ocean freight payments are predominately denominated in U.S. dollars. To the extent New Zealand dollar costs exceed New Zealand dollar revenues (the “foreign exchange exposure”), the New Zealand subsidiary manages the foreign exchange exposure through the use of derivative financial instruments. It typically hedges a portion of export sales receipts to cover 50% to 90% of the projected foreign exchange exposure for the following 12 months, up to 75% for the forward 12 to 18 months and up to 50% for the forward 18 to 24 months. Additionally, it will occasionally hedge export sales receipts to cover up to 50% of the foreign exchange exposure for the forward 24 to 36 months and up to 25% of the foreign exchange exposure for the forward 36 to 48 months when the New Zealand dollar is at a cyclical low versus the U.S. dollar. The New Zealand subsidiary’s trading operations typically hedge a portion of export sales receipts to cover the projected foreign exchange exposure for the following three months. As of December 31, 2023, foreign currency exchange contracts and foreign currency option contracts had maturity dates through November 2026.
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
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
INTEREST RATE SWAPS
The following table contains information on the outstanding interest rate swaps as of December 31, 2023:

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
(b)    Includes the SOFR Credit Spread Adjustment component of 0.1%.
(c)     Rate is before estimated patronage payments.

FORWARD-STARTING INTEREST RATE SWAPS
In March 2023, we modified our benchmark rates from LIBOR to Daily Simple SOFR for our forward-starting interest rate swaps, resulting in slightly favorable fixed rates. In May 2023, we entered into a new $50 million forward-starting interest rate swap, benchmarked to Daily Simple SOFR.
The following table contains information on the outstanding forward-starting interest rate swaps as of December 31, 2023:

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
The following table demonstrates the impact, gross of tax, of our derivatives on the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2023, 2022 and 2021:

	Location on Statement of Income and Comprehensive Income	2023	2022	2021
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive (loss) income	($69)	$5,093	($10,939)
	Other operating (expense) income, net	7,522	(7,682)	2,974
Foreign currency option contracts	Other comprehensive (loss) income	558	610	(2,733)
	Other operating (expense) income, net	446	—	1,177
Interest rate products	Other comprehensive (loss) income	10,265	75,006	52,478
	Interest expense, net	(26,311)	2,459	14,694

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
During the next 12 months, the amount of the AOCI balance, net of tax, expected to be reclassified into earnings is a gain of approximately $23.0 million. The following table contains details of the amounts expected to be reclassified into earnings:

Amount expected to be reclassified into earnings in next 12 months
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	$368
Foreign currency option contracts	146
Interest rate products	22,454
Total estimated gain on derivatives contracts	$22,968
The following table contains the notional amounts of the derivative financial instruments recorded in the Consolidated Balance Sheets at December 31, 2023 and 2022:

	Notional Amount
	2023	2022
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	$122,700	$138,250
Foreign currency option contracts	98,000	78,000
Interest rate swaps	850,000	850,000
Forward-starting interest rate swaps	200,000	150,000

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
The following table contains the fair values of the derivative financial instruments recorded in the Consolidated Balance Sheets at December 31, 2023 and 2022. Changes in balances of derivative financial instruments are recorded as operating activities in the Consolidated Statements of Cash Flows:

		Fair Value Assets (Liabilities) (a)
	Location on Balance Sheet	2023	2022
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other current assets	$1,175	$25
	Other assets	2,405	1,303
	Other current liabilities	(664)	(5,457)
	Other non-current liabilities	—	(410)
Foreign currency option contracts	Other current assets	342	66
	Other assets	2,158	2,131
	Other current liabilities	(139)	(347)
	Other non-current liabilities	(789)	(1,281)
Interest rate swaps	Other current assets	5,742	—
	Other assets	37,983	60,843
	Other non-current liabilities	(546)	(51)
Forward-starting interest rate swaps	Other assets	12,790	11,939
	Other non-current liabilities	(8)	—

Total derivative contracts:
Other current assets		$7,259	$91
Other assets		55,336	76,216
Total derivative assets		$62,595	$76,307

Other current liabilities		(803)	(5,804)
Other non-current liabilities		(1,343)	(1,742)
Total derivative liabilities		($2,146)	($7,546)

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
    The following table presents the carrying amount and estimated fair values of our financial instruments at December 31, 2023 and 2022, using market information and what we believe to be appropriate valuation methodologies under GAAP:

	December 31, 2023			December 31, 2022
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Asset (Liability) (a)		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$207,696	$207,696	—	$114,255	$114,255	—
Restricted cash (b)	678	678	—	1,152	1,152	—
Long-term debt (c)	(1,365,773)	—	(1,299,951)	(1,514,721)	—	(1,438,736)
Interest rate swaps (d)	43,179	—	43,179	60,792	—	60,792
Forward-starting interest rate swaps (d)	12,782	—	12,782	11,939	—	11,939
Foreign currency exchange contracts (d)	2,916	—	2,916	(4,539)	—	(4,539)
Foreign currency option contracts (d)	1,572	—	1,572	569	—	569
Noncontrolling interests in the operating partnership (e)	81,651	—	81,651	105,763	—	105,763

(a)We did not have Level 3 assets or liabilities at December 31, 2023 and 2022.
(b)Restricted cash represents proceeds from like-kind exchange sales deposited with a third-party intermediary and cash held in escrow. See Note 21 — Restricted Cash for additional information.
(c)The carrying amount of long-term debt is presented net of deferred financing costs and unamortized discounts on non-revolving debt. See Note 7 — Debt for additional information.
(d)See Note 8 — Derivative Financial Instruments and Hedging Activities for information regarding the Consolidated Balance Sheets classification of our derivative financial instruments.
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

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

10.    COMMITMENTS
    At December 31, 2023, the future minimum payments under non-cancellable commitments were as follows:

	Environmental Remediation (a)	Real Estate Projects (b)	Commitments (c)	Total
2024	$11,793	$33,364	$9,962	$55,119
2025	370	1,156	386	1,912
2026	835	1,156	42	2,033
2027	542	1,156	3	1,701
2028	317	1,156	—	1,473
Thereafter	2,721	6,966	—	9,687
	$16,578	$44,954	$10,393	$71,925

(a)Environmental remediation represents our estimate of potential liability associated with environmental contamination and Natural Resource Damages (NRD) in Port Gamble, Washington. See Note 12 — Environmental and Natural Resource Damage Liabilities for additional information.
(b)Primarily consisting of payments expected to be made on our Wildlight and Heartwood development projects.
(c)Commitments include $8.4 million related to pension plan termination, payments expected to be made on financial instruments (foreign exchange contracts) and other purchase obligations. See Note 18 — Employee Benefit Plans for additional information on the pension plan termination.

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
Changes in environmental and NRD liabilities from December 31, 2022 to December 31, 2023 are shown below:

Port Gamble, WA
Non-current portion at December 31, 2022	$14,418
Plus: Current portion	1,175
Total Balance at December 31, 2022	15,593
Expenditures charged to liabilities	(436)
Increase in liabilities (a)	1,421
Total Balance at December 31, 2023	16,578
Less: Current portion	(11,793)
Non-current portion at December 31, 2023	$4,785

(a)The increase in liabilities reflects revised environmental and NRD cost estimates recorded during the year ended December 31, 2023.

We periodically examine whether the contingent liabilities related to the environmental matters described above are probable and reasonably estimable based on experience and ongoing developments in those matters, including continued study and analysis of ongoing remediation obligations. During the year ended December 31, 2023, with the assistance of independent environmental consultants and taking into consideration inflation, investigation and remediation actions previously completed, new information available during the period and ongoing discussions with the Trustees, we completed a comprehensive long-term analysis and cost assessment related to our ongoing environmental remediation and NRD obligations. As a result of this analysis, we increased the accrual for environmental and NRD liabilities by $1.4 million, which are recorded on an undiscounted basis.

It is expected that the upland millsite cleanup and NRD restoration will occur over the next one to two years, while the monitoring of the Port Gamble Bay, mill site and landfills will continue for an additional 15 to 20 years. NRD costs are subject to change as the scope of the restoration projects become more clearly defined. It is reasonably possible that these components of the liability may increase as the project progresses. Management continues to monitor the Port Gamble cleanup process and will make adjustments as needed. Should any future circumstances result in a change to the estimated cost of the project, we will record an appropriate adjustment to the liability in the period it becomes known and when we can reasonably estimate the amount. For further information on the timing and amount of future payments related to our environmental remediation liabilities, see Note 10 — Commitments.
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

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
13.    GUARANTEES
    We provide financial guarantees as required by creditors, insurance programs, and various governmental agencies.
As of December 31, 2023, the following financial guarantees were outstanding:

Financial Commitments (a)	Maximum Potential Payment
Standby letters of credit (b)	$10,124
Surety bonds (c)	9,890
Total financial commitments	$20,014

(a)We have not recorded any liabilities for these financial commitments in the Consolidated Balance Sheets. The guarantees are not subject to measurement, as the guarantees are dependent on our own performance.
(b)Approximately $9.2 million of the standby letters of credit serve as credit support for real estate construction in our Wildlight development project. The remaining letters of credit support various insurance related agreements. These letters of credit will expire at various dates during 2024 and will be renewed as required.
(c)Surety bonds are issued primarily to secure performance obligations related to various operational activities and to provide collateral for our Wildlight development project in Nassau County, Florida and our Heartwood development project in Richmond Hill, Georgia. These surety bonds expire at various dates during 2024, 2025, and 2026 and are expected to be renewed as required.

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
    Changes in higher and better use timberlands and real estate development investments from December 31, 2022 to December 31, 2023 are shown below:

	Higher and Better Use Timberlands and Real Estate Development Investments
	Land and Timber	Development Investments	Total
Non-current portion at December 31, 2022	$91,374	$23,723	$115,097
Plus: Current portion (a)	408	17,501	17,909
Total Balance at December 31, 2022	91,782	41,224	133,006
Non-cash cost of land and improved development	(2,122)	(16,261)	(18,383)
Amortization of parcel real estate development investments	—	(12,628)	(12,628)
Timber depletion from harvesting activities and basis of timber sold in real estate sales	(1,732)	—	(1,732)
Capitalized real estate development investments (b)	—	30,913	30,913
Capital expenditures (silviculture)	136	—	136
Intersegment transfers	621	—	621
Total Balance at December 31, 2023	88,685	43,248	131,933
Less: Current portion (a)	(1,699)	(24,639)	(26,338)
Non-current portion at December 31, 2023	$86,986	$18,609	$105,595

(a)The current portion of Higher and Better Use Timberlands and Real Estate Development Investments is recorded in Inventory. See Note 15 — Inventory for additional information.
(b)Capitalized real estate development investments includes $1.0 million of capitalized interest and $7.8 million of parcel real estate development investments. Parcel real estate development investments represent investments made for specific lots and/or commercial parcels that are currently under contract or expected to be ready for market within one year.

15.    INVENTORY
    As of December 31, 2023 and 2022, our inventory consisted entirely of finished goods, as follows:

	2023	2022
Finished goods inventory
Real estate inventory (a)	$26,338	$17,909
Log inventory	4,490	5,347
Carbon unit inventory (b)	189	473
Total inventory	$31,017	$23,729

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
    As of December 31, 2023, the New Zealand subsidiary has three CFLs comprising 11,000 gross acres or 9,000 net plantable acres under termination notice that are being relinquished as harvest activities are concluded, as well as two fixed-term CFLs comprising 3,000 gross acres or 2,000 net plantable acres expiring in 2062. Additionally, the New Zealand subsidiary has two forestry rights comprising 31,000 gross acres or 4,000 net plantable acres under termination notice that are being relinquished as harvest activities are concluded.
OTHER NON-TIMBERLAND LEASES
    In addition to timberland holdings, we lease properties for certain office locations. Significant leased properties include a regional office in Lufkin, Texas; a Pacific Northwest Timber office in Hoquiam, Washington and a New Zealand Timber and Trading headquarters in Auckland, New Zealand.
LEASE MATURITIES, LEASE COST AND OTHER LEASE INFORMATION
    The following table details our undiscounted lease obligations as of December 31, 2023 by type of lease and year of expiration:

	Year of Expiration
Lease obligations	Total	2024	2025	2026	2027	2028	Thereafter
Operating lease liabilities	$195,999	$9,653	$8,725	$7,955	$7,761	$7,439	$154,466
Total Undiscounted Cash Flows	$195,999	$9,653	$8,725	$7,955	$7,761	$7,439	$154,466
Imputed interest	(100,219)
Balance at December 31, 2023	$95,780
Less: Current portion	(8,096)
Non-current portion at December 31, 2023	$87,684

The following table details components of our lease cost for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
Lease Cost Components	2023	2022	2021
Operating lease cost	$9,694	$9,332	$10,166
Variable lease cost (a)	535	757	196
Total lease cost (b)	$10,229	$10,089	$10,362

(a)    The majority of timberland leases are subject to increases or decreases based on either the Consumer Price Index, Producer Price Index or market rates.
(b)    Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for these leases are expensed on a straight line basis over the lease term. Short-term lease expense was not material for the year ended December 31, 2023.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
The following table details components of our lease cost for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
Supplemental Cash Flow Information Related to Leases:	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,841	$2,571	$2,389
Investing cash flows from operating leases	6,853	6,761	7,777
Total cash flows from operating leases	$9,694	$9,332	$10,166

Weighted-average remaining lease term in years - operating leases	30	30	29
Weighted-average discount rate - operating leases	6%	5%	5%

We apply the following practical expedients as allowed under ASC 842:

Practical Expedient	Description
Short-term leases	We do not record right-of-use assets or liabilities for short-term leases (a lease that at commencement date has a lease term of 12 months or less and does not contain a purchase option that is reasonably certain to be exercised).
Separation of lease and non-lease components	We do not separate non-lease components from the associated lease components if they have the same timing and pattern of transfer and, if accounted for separately, would both be classified as an operating lease.

17.    OTHER OPERATING (EXPENSE) INCOME, NET
The following table provides the composition of Other operating (expense) income, net for the three years ended December 31:

	2023	2022	2021
(Loss) gain on foreign currency remeasurement, net of cash flow hedges	($8,458)	($5,251)	$6,823
Gain on sale or disposal of property plant & equipment	37	40	75
Gain on investment in Timber Funds (a)	—	—	7,482
Log trading marketing fees	—	—	6
Equity income related to Bainbridge Landing LLC joint venture (b)	—	15,477	102
Miscellaneous income (expense), net	115	(562)	(404)
Total	($8,306)	$9,704	$14,084

(a)Gain on investment in Timber Funds represents the gain recognized on the sale of rights to manage two timber funds (Funds III and IV) previously managed by the Company’s Olympic Resources Management (ORM) subsidiary, as well as its co-investment stake in both funds.
(b)The year ended December 31, 2022 includes $16.0 million of equity income from the sale of a multi-family apartment complex in Bainbridge Island, Washington. As the equity investment was co-owned with outside investors, $4.5 million of the equity income was attributable to Rayonier. See Note 5 — Noncontrolling Interests for additional information.

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
In December 2022, the Rayonier Board of Directors approved the resolution to terminate the Defined Benefit Plan and notified impacted parties of the termination and alternative distribution options. The Defined Benefit Plan was terminated on February 28, 2023. On July 20, 2023, the Rayonier Board of Directors approved the resolution to terminate the unfunded plan and will distribute all benefits in accordance with Section 409A of the Internal Revenue Code. The unfunded plan was terminated on July 31, 2023. In the fourth quarter of 2023, distributions were made to settle the obligation with participants in the Defined Benefit Plan electing the lump sum distribution option. The settlement resulted in the recognition of a $2.0 million loss. The loss was recognized in the “Interest and other miscellaneous income, net” line item of the Consolidated Statements of Income. We expect to recognize additional pre-tax non-cash pension settlement charges related to the actuarial losses in AOCI upon settlement of the remaining obligations of the Defined Benefit and Excess Benefit Plans. These charges are currently expected to occur in 2024, with the specific timing and final amounts dependent upon several factors. See Note 24 — Accumulated Other Comprehensive Income for additional information.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
The following tables set forth the change in the projected benefit obligation and plan assets and reconcile the funded status and the amounts recognized in the Consolidated Balance Sheets for the pension and postretirement benefit plans for the two years ended December 31:

	Pension		Postretirement
	2023	2022	2023	2022
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$70,062	$93,799	$1,421	$1,890
Service cost	—	—	4	7
Interest cost	3,374	2,434	70	51
Actuarial loss (gain)	4,356	(22,376)	10	(513)
Benefits paid	(3,924)	(3,609)	(14)	(14)
Expenses paid	(653)	(186)	—	—
Settlement	(10,073)	—	—	—
Projected benefit obligation at end of year	$63,142	$70,062	$1,491	$1,421

Change in Plan Assets
Fair value of plan assets at beginning of year	$62,843	$85,079	—	—
Actual return on plan assets	6,356	(18,527)	—	—
Employer contributions	201	86	14	14
Benefits paid	(3,924)	(3,609)	(14)	(14)
Other expense	(653)	(186)	—	—
Settlement	(10,073)	—	—	—
Fair value of plan assets at end of year	$54,750	$62,843	—	—

Funded Status at End of Year:
Net accrued benefit cost	($8,392)	($7,219)	($1,491)	($1,421)

Amounts Recognized in the Consolidated
Balance Sheets Consist of:
Current liabilities	($8,392)	($86)	($52)	($50)
Noncurrent liabilities	—	(7,133)	(1,439)	(1,371)
Net amount recognized	($8,392)	($7,219)	($1,491)	($1,421)

For pension and postretirement plans with accumulated benefit obligations in excess of plan assets, the following table sets forth the projected and accumulated benefit obligations and the fair value of plan assets for the two years ended December 31:

	2023	2022
Projected benefit obligation	$63,142	$70,062
Accumulated benefit obligation	63,142	70,062
Accumulated postretirement benefit obligation	1,491	1,421
Fair value of plan assets	54,750	62,843

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
ACTUARIAL (GAIN) LOSS
PENSION
Key components of the actuarial gains and losses contributing to the period change in the benefit obligation are as follows:
•Changes in participant demographics resulted in an actuarial loss of approximately $0.4 million.
•Changes in the discount rate resulted in an actuarial gain of approximately $0.2 million.
•Changes in plan assets during the fiscal year ending December 31, 2023 resulted in an investment gain of $2.9 million, which is due to the difference between the 4.97% expected return compared to the actual return of 10.77%.
•Liability adjustment of 5% for in-pay participants and 20% for not-in-pay participants resulted in an actuarial loss of approximately $4.2 million.
POSTRETIREMENT
The actuarial gains and losses contributing to the period change in the benefit obligation were not material.
OTHER COMPREHENSIVE INCOME
Net gains or losses recognized in other comprehensive (loss) income for the three years ended December 31 are as follows:

	Pension			Postretirement
	2023	2022	2021	2023	2022	2021
Net (losses) gains	($1,438)	$362	$11,262	($11)	$512	$40
Net gains or losses reclassified from other comprehensive income and recognized as a component of pension and postretirement expense for the three years ended December 31 are as follows:

	Pension			Postretirement
	2023	2022	2021	2023	2022	2021
Amortization of losses	$6	$738	$1,154	—	$15	$20
Net settlement loss	$2,036	—	—	—	—	—

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
ACCUMULATED OTHER COMPREHENSIVE INCOME/LOSS (“AOCI”)
Net losses that have not yet been included in pension and postretirement expense for the two years ended December 31, but have been recognized as a component of AOCI are as follows:

	Pension		Postretirement
	2023	2022	2023	2022
Net (losses) income	($10,923)	($11,527)	$85	$96
Deferred income tax benefit	1,216	1,216	6	6
AOCI	($9,707)	($10,311)	$91	$102
NET PENSION AND POSTRETIREMENT BENEFIT COST (CREDIT)
The following tables set forth the components of net pension and postretirement benefit cost (credit) that have been recognized during the three years ended December 31:

	Pension			Postretirement
	2023	2022	2021	2023	2022	2021
Components of Net Periodic Benefit Cost (Credit)
Service cost	—	—	—	$4	$7	$8
Interest cost	3,374	2,434	2,228	70	51	45
Expected return on plan assets	(3,439)	(3,486)	(3,746)	—	—	—
Amortization of losses	6	738	1,154	—	15	20
Settlement expense	2,036	—	—	—	—	—
Net periodic benefit cost (credit)	$1,977	($314)	($364)	$74	$73	$73
The service cost component of our benefit expense is recorded within the operating expense line item “Selling and general expenses” within the Consolidated Statements of Income. All other components of the benefit costs expense are included within the “Interest and other miscellaneous income, net” line item of the Consolidated Statements of Income.
VALUATION ASSUMPTIONS
The following table sets forth the principal assumptions inherent in the determination of benefit obligations and net periodic benefit cost of the pension and postretirement benefit plans as of December 31:

	Pension			Postretirement
	2023	2022	2021	2023	2022	2021
Assumptions used to determine benefit obligations at December 31:
Discount rate	4.99%	4.96%	2.65%	4.81%	5.01%	2.75%
Assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	4.96%	2.65%	2.26%	5.01%	2.75%	2.42%
Expected long-term return on plan assets	4.97%	4.97%	5.72%	—	—	—
DISCOUNT RATE
At December 31, 2023, the pension plan’s weighted average discount rate was 4.99%. The discount rate for the defined benefit pension plan is derived from the Financial Times Stock Exchange (FTSE) Above Median AA Yield Curve, which serves as a proxy for interest rates used by annuity providers. The discount rate for the unfunded plan was based on the single effective interest rate that produced the same present value as that produced by the Plan’s expected benefit payments when discounted using the Internal Revenue Code Section 417(e) segment rates applicable for lump sum payments in 2024.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

EXPECTED LONG-TERM RETURN ON PLAN ASSETS
In 2023, the expected return on plan assets was 4.97%, which is based on historical returns on current asset allocations and expected returns using the Black-Litterman method.
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
Our pension plans’ asset allocation (excluding short-term investments) at December 31, 2023 and 2022 are as follows:

	Percentage of Plan Assets
Asset Category	2023	2022
Domestic equity securities	15%	28%
International equity securities	9%	20%
Domestic fixed income securities	75%	50%
Real estate fund	1%	2%
Total	100%	100%
Investments within the equity categories may include large capitalization, small capitalization and emerging market securities. Pension assets did not include a direct investment in Rayonier common shares during the years ended December 31, 2023 and 2022.
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
The following table sets forth the net asset value of the plan assets as of December 31, 2023 or 2022:

	December 31, 2023	December 31, 2022
Asset Category
Investments at Net Asset Value:
Separate Investment Accounts	$54,750	$62,843
Total Investments at Net Asset Value	$54,750	$62,843

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
CASH FLOWS
Our expected benefit payments to be made for the next 10 years are as follows:

	Pension Benefits (a)	Postretirement Benefits
2024	$63,142	$52
2025	—	57
2026	—	63
2027	—	67
2028	—	70
2029-2033	—	414

(a)Reflects the expected settlement of the Defined Benefit Plan and Excess Benefit Plan in 2024.
We expect to make cash contributions in 2024 of approximately $7.2 million in order to fund the Defined Benefit Plan on a plan termination basis. The Defined Benefit Plan will be settled upon completion of the purchase of annuity contracts. The settlement is expected to be completed by the end of June 30, 2024. The Excess Benefit Plan will be settled entirely with lump sum payments upon termination with expected cash contributions in 2024 of approximately $1.2 million. Projected cash contributions are an estimate, as actual amounts and timing are dependent upon several factors.
DEFINED CONTRIBUTION PLANS
We provide a defined contribution plan to all of our eligible employees. Company contributions charged to expense for these plans were $2.5 million, $2.5 million and $2.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. The defined contribution plan includes Rayonier common shares with a fair market value of $8.1 million and $8.3 million at December 31, 2023 and 2022, respectively. As of June 1, 2016, the Rayonier Inc. Common Stock Fund was closed to new contributions. Transfers out of the fund will continue to be permitted, but no new investments or transfers into the fund are allowed.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
19.    INCENTIVE STOCK PLANS

The 2023 Rayonier Incentive Stock Plan (the “Stock Plan”) was approved by shareholders on May 18, 2023. The Stock Plan allows for up to 3.0 million shares to be granted for options, rights, performance shares, restricted stock, restricted stock units, other stock-based awards or any combination of the foregoing, subject to certain limitations. At December 31, 2023, a total of 2.5 million shares were available for future grants under the Stock Plan. Grants can no longer be made under prior plans. Under the Stock Plan, shares available for issuance may be increased by awards made under the Stock Plan, or awards granted under a prior plan, that are forfeited, terminated, expire unexercised, are settled in cash in lieu of stock, are exchanged for other awards or are released from a reserve for failure to meet the maximum payout under a program. In the event that withholding tax liabilities arising from an award under this Stock Plan, other than options or stock appreciation rights, are satisfied in shares, the shares available under the Stock Plan will be increased. We issue new common shares upon the exercise of stock options, the granting of restricted stock, and the vesting of performance shares and restricted stock units. The Stock Plan allows for the cash settlement of the required withholding tax on share or unit awards.
A summary of our stock-based compensation cost is presented below:

	2023	2022	2021
Selling and general expenses	$12,710	$10,767	$8,255
Cost of sales	986	1,226	816
Timber and Timberlands, net (a)	306	363	206
Total stock-based compensation	$14,002	$12,356	$9,277

Tax benefit recognized related to stock-based compensation expense (b)	$677	$603	$487

(a)Represents amounts capitalized as part of the overhead allocation of timber-related costs.
(b)A valuation allowance is recorded against the tax benefit recognized as we do not expect to be able to realize the benefit in the future.
FAIR VALUE CALCULATIONS BY AWARD
RESTRICTED STOCK UNITS & RESTRICTED STOCK
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
As of December 31, 2023, there was $7.3 million of unrecognized compensation cost attributable to our restricted stock units. We expect to recognize this cost over a weighted average period of 1.9 years. As of December 31, 2023, there was no unrecognized compensation cost attributable to our restricted stock.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

A summary of our restricted stock units is presented below:

	2023	2022	2021
Restricted stock units granted	207,006	130,213	129,290
Weighted average price of restricted stock units granted	$32.93	$41.81	$33.59
Intrinsic value of restricted stock units outstanding (a)	$16,068	$13,826	$15,095
Grant date fair value of restricted stock units vested	4,454	2,475	493
Cash used to purchase common shares from current and former employees to pay withholding tax requirements on restricted stock units vested	1,665	1,063	189

(a)Intrinsic value of restricted stock units outstanding is based on the market price of the Company’s stock at December 31, 2023.

	2023
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested Restricted Stock Units at January 1,	419,484	$32.12
Granted	207,006	32.93
Vested	(142,949)	31.16
Cancelled	(2,616)	35.28
Non-vested Restricted Stock Units at December 31,	480,925	$32.74
A summary of our restricted stock is presented below:

	2023	2022	2021
Restricted shares granted	36,403	22,800	22,140
Weighted average price of restricted shares granted	$30.22	$38.60	$37.36
Intrinsic value of restricted stock outstanding (a)	$66	$620	$3,062
Grant date fair value of restricted stock vested	1,647	2,478	3,121
Cash used to purchase common shares from current and former employees to pay withholding tax requirements on restricted shares vested	208	708	869

(a)Intrinsic value of restricted stock outstanding is based on the market price of the Company’s stock at December 31, 2023.

	2023
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested Restricted Shares at January 1,	18,808	$31.58
Granted	36,403	30.22
Vested	(53,238)	30.93
Non-vested Restricted Shares at December 31,	1,973	$24.01

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
As of December 31, 2023, there was $4.9 million of unrecognized compensation cost related to our performance share unit awards, which is attributable to awards granted in 2021, 2022 and 2023. This cost is expected to be recognized over a weighted average period of 1.3 years.
A summary of our performance share units is presented below:

	2023	2022	2021
Common shares reserved for performance shares granted during year	285,863	193,333	191,203
Weighted average fair value of performance share units granted	$37.77	$45.68	$36.10
Intrinsic value of outstanding performance share units (a)	$12,730	$13,123	$16,360
Fair value of performance shares vested	5,863	5,549	1,738
Cash used to purchase common shares from current and former employees to pay withholding tax requirements on performance shares vested	2,342	2,454	559

(a)Intrinsic value of outstanding performance share units is based on the market price of the Company's stock at December 31, 2023.

	2023
	Number of Units	Weighted Average Grant Date Fair Value
Outstanding Performance Share units at January 1,	398,156	$35.78
Granted	163,350	37.77
Units Distributed	(179,942)	29.57
Other Cancellations/Adjustments	(530)	40.78
Outstanding Performance Share units at December 31,	381,034	$39.56
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

	2023	2022	2021
Expected volatility	29.9%	38.1%	35.6%
Risk-free rate	3.7%	2.6%	0.4%
Liquidity discount applied to grants with a post-vesting holding restriction	4.7%	4.2%	6.3%

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
A summary of the status of our stock options as of and for the year ended December 31, 2023 is presented below:

	2023
	Number of Shares	Weighted Average Exercise Price (per common share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1,	54,091	$35.15
Exercised	(2,408)	31.28
Cancelled or expired	(26,959)	38.53
Options outstanding at December 31,	24,724	31.83	0.10	$44
Options exercisable at December 31,	24,724	$31.83	0.10	$44
A summary of additional information pertaining to our stock options is presented below:

	2023	2022	2021
Intrinsic value of options exercised (a)	$2	$300	$916
Cash received from exercise of options	75	2,466	5,922

(a)Intrinsic value of options exercised is the amount by which the fair value of the stock on the exercise date exceeded the exercise price of the option.
As of December 31, 2023, compensation cost related to stock options was fully recognized.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
20.    INCOME TAXES
Rayonier is a REIT under the Internal Revenue Code and therefore generally does not pay U.S. federal or state income tax. As of December 31, 2023, Rayonier owns a 98.4% interest in the Operating Partnership and conducts substantially all of its timberland operations through the Operating Partnership. The taxable income or loss generated by the Operating Partnership is passed through and reported to its unitholders (including the Company) on a Schedule K-1 for inclusion in each unitholder’s income tax return. Certain operations, including log trading and certain real estate activities, such as the entitlement, development and sale of HBU properties, are conducted through our TRS. The TRS subsidiaries are subject to U.S. federal and state corporate income tax. The New Zealand timber operations are conducted by the New Zealand subsidiary, which is subject to corporate-level tax at 28% in New Zealand and is treated as a partnership for U.S. income tax purposes.
PROVISION FOR INCOME TAXES FROM CONTINUING OPERATIONS
The provision for income taxes for each of the three years ended December 31 follows:

	2023	2022	2021
Current
U.S. federal	—	($2,797)	($1,893)
State	(292)	(371)	(536)
Foreign	(4,441)	(2,694)	(11,425)
	(4,733)	(5,862)	(13,854)
Deferred
U.S. federal	8,386	2,302	(6,288)
State	1,187	1,693	(1,623)
Foreign	(388)	(3,583)	(2,007)
	9,185	412	(9,918)
Changes in valuation allowance	(9,574)	(3,939)	9,111
Total	($5,122)	($9,389)	($14,661)
    A reconciliation of the U.S. federal statutory income tax rate to the actual income tax rate for each of the three years ended December 31 follows:

	2023		2022		2021
U.S. federal statutory income tax rate	($38,560)	(21.0)%	($27,758)	(21.0)%	($47,280)	(21.0)%
U.S. and foreign REIT income	47,616	25.9	29,732	22.5	44,316	19.7
Matariki Group and Rayonier New Zealand Ltd	(3,681)	(2.0)	(5,038)	(3.8)	(12,927)	(5.7)
Change in valuation allowance	(9,574)	(5.2)	(3,939)	(3.0)	9,111	4.0
REIT Built-in Gain	—	—	(2,516)	(1.9)	(2,215)	(1.0)
Foreign income tax withholding	(1,148)	(0.6)	(1,239)	(0.9)	(505)	(0.2)
Sale of Timber Funds	—	—	—	—	(2,399)	(1.1)
State Income Tax, Net of Federal Benefit	1,322	0.7	1,424	1.1	—	—
Bainbridge Landing JV, NCI	—	—	2,496	1.8	—	—
Other	(1,097)	(0.6)	(2,551)	(1.9)	(2,762)	(1.2)
Income tax expense as reported for net income	($5,122)	(2.8)%	($9,389)	(7.1)%	($14,661)	(6.5)%
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
DEFERRED TAXES
Deferred income taxes result from differences between the timing of recognizing revenues and expenses for financial book purposes versus income tax purposes. The nature of the temporary differences and the resulting net deferred tax asset/liability for the two years ended December 31 follows:

	2023	2022
Gross deferred tax assets:
Pension, postretirement and other employee benefits	$565	$489
New Zealand subsidiary	19,717	20,753
Cellulosic Biofuel Producer Credit tax credit carry forwards	13,688	13,688
Capitalized real estate costs	4,564	2,457
U.S. TRS net operating loss	30,061	23,885
Other	5,073	4,808
Total gross deferred tax assets	73,668	66,080
Less: Valuation allowance	(50,418)	(40,844)
Total deferred tax assets after valuation allowance	$23,250	$25,236
Gross deferred tax liabilities:
Accelerated depreciation	—	(9)
New Zealand subsidiary	(89,899)	(88,414)
Other	(3,616)	(4,558)
Total gross deferred tax liabilities	(93,515)	(92,981)
Net deferred tax liability reported as noncurrent	($70,265)	($67,745)
Net operating loss (“NOL”) and tax credit carryforwards as of the two years ended December 31 follows:

	Tax Effected Balance	Expiration
2023
U.S. Federal NOL Carryforwards- Post TCJA (a)	$25,948	None
U.S State NOL Carryforwards (b)	4,112	Various
Cellulosic Biofuel Producer Credit	13,688	2024

2022
U.S. Federal NOL Carryforwards- Post TCJA (a)	$20,538	None
U.S State NOL Carryforwards (b)	3,347	Various
Cellulosic Biofuel Producer Credit	13,688	2024

(a)The Tax Cuts and Jobs Act (TCJA) was signed into law on December 22, 2017. The TCJA lifted the 20-year federal NOL Carryforward period. Net operating losses generated after December 31, 2017 have an indefinite carryforward period.
(b)The U.S. state NOL is made up of several jurisdictions that expire in various future years. No state NOL is set to expire before December 31, 2033.

We record a valuation allowance to reduce the carrying amounts of deferred tax assets if it is more likely than not that such deferred tax assets will not be realized. Since 2015, we have had a 100% valuation allowance against the U.S. taxable REIT subsidiary's deferred tax assets, net of deferred tax liabilities. During 2023, the net deferred tax assets increased by $9.6 million. As a result, we recorded a change in the valuation allowance of $9.6 million related to the U.S. TRS's deferred tax assets, net of liabilities.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
TAX STATUTES
The following table provides detail of the tax years that remain open to examination by the IRS and other significant taxing jurisdictions:

Taxing Jurisdiction	Open Tax Years
U.S. Internal Revenue Service	2020 - 2022
New Zealand Inland Revenue	2018 - 2022

TAX CHARACTERISTICS OF DIVIDEND DISTRIBUTIONS
The taxable nature of the dividend distributions paid for each of the three years ended December 31 follows:

	2023	2022	2021
Total dividends/distributions paid per common share/unit (a)	$1.34	$1.125	$1.08
Tax characteristics:
Capital gain	100%	100%	100%

(a)The year ended December 31, 2023 includes an additional cash dividend of $0.20 per common share. The dividend was payable January 12, 2024, to shareholders of record on December 29, 2023. This additional cash dividend will be considered a 2023 distribution for federal income tax purposes.
21.    RESTRICTED CASH
Restricted cash includes cash deposited with a like-kind exchange (“LKE”) intermediary. In order to qualify for LKE treatment, the proceeds from real estate sales must be deposited with a third-party intermediary. These proceeds are accounted for as restricted cash until a suitable replacement property is acquired. In the event LKE purchases are not completed, the proceeds are returned to the Company after 180 days and reclassified as available cash. Additionally, restricted cash includes cash balances held in escrow as collateral for certain contractual obligations related to our Heartwood development project as well as cash held in escrow for real estate sales.
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Consolidated Balance Sheets that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows for the two years ended December 31:

	2023	2022
Restricted cash:
Restricted cash deposited with LKE intermediary	$2	$527
Restricted cash held in escrow	676	625
Total restricted cash shown in the Consolidated Balance Sheets	678	1,152
Cash and cash equivalents	207,696	114,255
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$208,374	$115,407

22.    ASSETS HELD FOR SALE
    Assets held for sale is composed of properties not included in inventory which are under contract and expected to be sold within the next 12 months that also meet the other relevant held-for-sale criteria in accordance with ASC 360-10-45-9. As of December 31, 2023 and December 31, 2022, the basis in properties meeting this classification was $9.9 million and $0.7 million, respectively. Since the basis in these properties was less than the fair value, including costs to sell, no impairment was recognized.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
23.    OTHER ASSETS
The following table provides the composition of Other assets for the two years ended December 31:

	2023	2022
Long-term derivative contracts (a)	$55,336	$76,216
Patronage equity (b)	8,292	7,872
Goodwill (b)	7,822	7,863
New Zealand long-term secondary roads (b)	5,995	6,971
Equity investments (c)	5,947	—
Capitalized software costs (b)	5,427	5,795
Pacific Northwest long-term prepaid roads (b)	5,354	5,857
Rabbi trusts related to the Executive Severance Pay Plan (d)	1,962	1,869
Deferred financing costs related to revolving debt (b)	604	854
Carbon credits (e)	419	1,086
Long-term prepaid stumpage	260	713
Long-term deposits	135	212
Other	2	173
Total	$97,555	$115,481

(a)See Note 1 — Summary of Significant Accounting Policies and Note 8 — Derivative Financial Instruments and Hedging Activities for further information on derivatives including their classification on the Consolidated Balance Sheets.
(b)See Note 1 — Summary of Significant Accounting Policies for additional information.
(c)Represents the cost basis in four joint venture entities by our New Zealand subsidiary, reflecting investments made for the establishment and enhancement of timber assets which the joint ventures will monetize upon maturation of the timber.
(d)The Executive Severance Pay Plan provides benefits to eligible executives in the event of a change in control of the Company.
(e)See Note 1 — Summary of Significant Accounting Policies and Note 15 — Inventory for additional information on carbon credits.
    Changes in goodwill for the years ended December 31, 2023 and 2022 were:

	2023	2022
Balance, January 1 (net of $0 of accumulated impairment)	$7,863	$8,457
Changes to carrying amount
Foreign currency adjustment	(41)	(594)
Balance, December 31 (net of $0 of accumulated impairment)	$7,822	$7,863

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
24.    ACCUMULATED OTHER COMPREHENSIVE INCOME
    The following table summarizes the changes in AOCI by component for the years ended December 31, 2023 and 2022. All amounts are presented net of tax and exclude portions attributable to noncontrolling interests.

	Foreign currency translation gains/(losses)	Net investment hedges of New Zealand subsidiary	Cash flow hedges		Employee benefit plans		Total Rayonier, L.P.	Allocation of Operating Partnership	Total Rayonier Inc.
Balance as of December 31, 2021	$4,215	$1,321	($9,163)		($11,836)		($15,463)	($4,141)	($19,604)
Other comprehensive (loss) income before reclassifications	(22,282)	—	78,166	(a)	874		56,758	(1,323)	55,435
Amounts reclassified from accumulated other comprehensive income	—	—	(1,799)		753	(b)	(1,046)	1,028	(18)
Net other comprehensive (loss) income	(22,282)	—	76,367		1,627		55,712	(295)	55,417
Balance as of December 31, 2022	($18,067)	$1,321	$67,204		($10,209)		$40,249	($4,436)	$35,813
Other comprehensive (loss) income before reclassifications	(1,466)	—	10,537	(a)	(1,449)		7,622	(75)	7,547
Amounts reclassified from accumulated other comprehensive income	—	—	(21,895)		2,042	(b)	(19,853)	1,144	(18,709)
Net other comprehensive (loss) income	(1,466)	—	(11,358)		593		(12,231)	1,069	(11,162)
Balance as of December 31, 2023	($19,533)	$1,321	$55,846		($9,616)		$28,018	($3,367)	$24,651

(a)The years ended December 31, 2023 and December 31, 2022 include $10.3 million and $75.0 million, respectively, of other comprehensive income related to interest rate products. See Note 8 — Derivative Financial Instruments and Hedging Activities for additional information.
(b)This component of other comprehensive income is included in the computation of net periodic pension and post-retirement costs. The year ended December 31, 2023 includes a $2.0 million pension settlement charge. See Note 18 — Employee Benefit Plans for additional information.
    The following table presents details of the amounts reclassified in their entirety from AOCI to net income for the years ended December 31, 2023 and 2022:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the income statement
	2023	2022
Realized loss (gain) on foreign currency exchange contracts	$7,522	($7,682)	Other operating (expense) income, net
Realized loss on foreign currency option contracts	446	—	Other operating (expense) income, net
Noncontrolling interest	(1,833)	1,768	Comprehensive income attributable to noncontrolling interests
Realized (gain) loss on interest rate contracts	(26,311)	2,459	Interest expense
Income tax effect from net (loss) gain on foreign currency contracts	(1,719)	1,656	Income tax expense
Net gain on cash flow hedges reclassified from accumulated other comprehensive income	($21,895)	($1,799)

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
The following table demonstrates the impact, gross of tax, of our related party transactions on the Consolidated Statements of Income and Comprehensive Income for the three years ended December 31:

Related Party Transaction	Location on Statement of Income and Comprehensive Income	2023	2022	2021
Mattamy Contract	Sales (a)	—	$916	$2,656

(a)The year ended December 31, 2021 excludes approximately $0.3 million of cash received from Mattamy Jacksonville LLC under this agreement for the reimbursement of local impact fees.
All consideration due under this contract was received from Mattamy Homes as of December 31, 2022. There were no new agreements entered into with Mattamy Homes during the year ended December 31, 2023.

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
Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of December 31, 2023.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
In the year ended December 31, 2023, based upon the evaluation required by paragraph (d) of Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.
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
Based on an evaluation of the Operating Partnership’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, our management, including Rayonier’s Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of December 31, 2023.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
In the year ended December 31, 2023, based upon the evaluation required by paragraph (d) of Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    OTHER INFORMATION
Insider Trading Arrangements and Policies

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2023, as such terms are defined under item 408(a) of Regulation S-K.

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Certain information required by Part III is incorporated by reference from the Company’s Definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2024 Annual Meeting of Shareholders (the “Proxy Statement”). We will make the Proxy Statement available on our website at www.rayonier.com as soon as it is filed with the SEC.

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
A list of our executive officers and their biographical information are found in Item 1 of this Annual Report on Form 10-K. Additional information required by this Item with respect to directors and other governance matters is incorporated herein by reference from the sections and subsections entitled “Proposal No. 1 - Election of Directors,” “Corporate Governance,” “Named Executive Officers” and “Report of the Audit Committee” in the Proxy Statement.
Our Standard of Ethics and Code of Corporate Conduct, which is applicable to our principal executive, financial and accounting officers, is available on our website, www.rayonier.com. Any amendments to or waivers of the Standard of Ethics and Code of Corporate Conduct will also be disclosed on our website.

Item 11.    EXECUTIVE COMPENSATION
The information called for by Item 11 is incorporated herein by reference from the section and subsections entitled “Compensation Discussion and Analysis,” “Summary Compensation Table,” “CEO Pay Ratio,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Pay Versus Performance,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation; Processes and Procedures” and “Report of the Compensation and Management Development Committee” in the Proxy Statement.

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

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as a part of this report:
(i)See Index to Financial Statements on page 59 for a list of the financial statements filed as part of this report.
(ii)Financial Statement Schedules:

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2023, 2022, and 2021
(In Thousands)

Description	Balance at Beginning of Year	Additions Charged to Cost and Expenses		Deductions		Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2023	$74	$136		—		$210
Year ended December 31, 2022	59	15		—		74
Year ended December 31, 2021	25	34		—		59

Deferred tax asset valuation allowance:
Year ended December 31, 2023	$40,844	$9,574	(a)	—		$50,418
Year ended December 31, 2022	36,904	3,940	(a)	—		40,844
Year ended December 31, 2021	46,015	—		(9,111)	(b)	36,904

(a)The 2023 and 2022 increase in the valuation allowance is due to an increase in TRS deferred tax assets.
(b)The 2021 decrease in the valuation allowance is due to a reduction in TRS deferred tax assets.
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
Incorporated by reference to Exhibit 10.1 to the Registrant’s January 15, 2004 Form 8-K

2.2	Contribution, Conveyance and Assumption Agreement, dated July 29, 2010, between Rayonier Inc. and Rayonier Operating Company LLC	Incorporated by reference to Exhibit 10.7 to the Registrant’s June 30, 2010 Form 10-Q

2.3	Separation and Distribution Agreement, dated May 28, 2014, by and between Rayonier Inc. and Rayonier Advanced Materials Inc.**	Incorporated by reference to Exhibit 2.1 to the Registrant’s May 30, 2014 Form 8-K

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s May 23, 2012 Form 8-K

3.2	By-Laws	Incorporated by reference to Exhibit 3.1 to the Registrant’s July 26, 2023 Form 8-K

3.3	Limited Liability Company Agreement of Rayonier Operating Company LLC	Incorporated by reference to Exhibit 3.3 to the Registrant’s June 30, 2010 Form 10-Q

3.4	Amended and Restated Agreement of Limited Partnership of Rayonier, L.P., dated as of May 8, 2020	Incorporated by reference to Exhibit 3.1 to the Registrant’s May 13, 2020 Form 8-K

3.5	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Rayonier, L.P., dated as of May 21, 2021	Incorporated by reference to Exhibit 3.1 to the Registrant's June 30, 2021 Form 10-Q

4.1	Indenture among Rayonier, L.P., Rayonier Inc., the guarantors party thereto from time to time and The Bank of New York Mellon, N.A., as Trustee, dated as of September 9, 2020	Incorporated by reference to Exhibit 4.8 to the Registrant’s September 10, 2020 Registration Statement on Form S-3

4.2	First Supplemental Indenture, dated May 17, 2021, among Rayonier, L.P., as issuer, the guarantors party thereto and the Bank of New York Mellon Trust Company, N.A., as trustee	Incorporated by reference to Exhibit 4.2 to the Registrant's May 17, 2021 Form 8-K

4.3	Form of Note for 2.750% Senior Notes due 2031 (contained in Exhibit A to Exhibit 4.2)	Incorporated by reference to Exhibit 4.2 to the Registrant's May 17, 2021 Form 8-K

4.4	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated by reference to Exhibit 4.7 to the Registrant's December 31, 2020 Form 10-K

10.1	Amended and Restated Retirement Plan for Salaried Employees of Rayonier Inc. effective January 1, 2014*	Incorporated by reference to Exhibit 10.9 to the Registrant’s December 31, 2015 Form 10-K

Exhibit No.	Description	Location
10.2	First Amendment to the Retirement Plan for Salaried Employees of Rayonier Inc. effective as of December 31, 2016*	Incorporated by reference to Exhibit 10.2 to the Registrant’s September 30, 2016 Form 10-Q

10.3	Second Amendment to the Retirement Plan for Salaried Employees of Rayonier, Inc. executed January 20, 2023*	Filed herewith

10.4	Rayonier Inc. Excess Benefit Plan, as amended*	Incorporated by reference to Exhibit 10.2 to the Registrant’s June 30, 2010 Form 10-Q

10.5	Amendment to the Rayonier Inc. Excess Benefit Plan as amended, effective as of July 31, 2023, executed July 20, 2023*	Filed herewith

10.6	Form of Rayonier Outside Directors Compensation Program/Cash Deferral Option Agreement*	Incorporated by reference to Exhibit 10.24 to the Registrant’s December 31, 2006 Form 10-K

10.7	Trust Agreement for the Rayonier Inc. Legal Resources Trust*	Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2014 Form 10-Q

10.8
Deed of Amendment and Restatement of Shareholder Agreement, dated July 1, 2021, by and among Rayonier Canterbury LLC, Waimarie Forests Pty Limited, Matariki Forestry Group, Matariki Forests and Phaunos Timber Fund Limited
Filed herewith

10.9	Intellectual Property Agreement, dated June 27, 2014, by and between Rayonier Inc. and Rayonier Advanced Materials Inc.	Incorporated by reference to Exhibit 10.4 to the Registrant’s June 30, 2014 Form 8-K

10.10	Form of Indemnification Agreement between Rayonier Inc. and its Officers and Directors*	Incorporated by reference to Exhibit 10.18 to the Registrant’s December 31, 2019 Form 10-K

10.11	Transition Agreement, dated October 30, 2023*	Filed herewith

10.12	Rayonier Incentive Stock Plan, as amended*	Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2020 Form 10-Q

10.13	2023 Rayonier Incentive Stock Plan*	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8, filed on May 18, 2023

10.14	Form of Rayonier Incentive Stock Plan Non-Qualified Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.19 to the Registrant’s December 31, 2008 Form 10-K

10.15	2023 Rayonier Incentive Stock Plan Restricted Stock Unit Award Agreement*	Filed herewith

10.16	2020 Performance Share Award Program*	Incorporated by reference to Exhibit 10.3 to the Registrant’s March 31, 2020 Form 10-Q

10.17	2021 Performance Share Award Program*	Incorporated by reference to Exhibit 10.1 to the Registrant's March 31, 2021 Form 10-Q

Exhibit No.	Description	Location
10.18	2022 Performance Share Award Program*	Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2022 Form 10-Q

10.19	2023 Performance Share Award Program*	Incorporated by reference to Exhibit 10.1 to the Registrant’s March 31, 2023 Form 10-Q

10.20	2024 Performance Share Award Program*	Filed herewith

10.21	Rayonier Inc. Supplemental Savings Plan effective March 1, 2016*	Incorporated by reference to Exhibit 10.2 to the Registrant’s March 31, 2016 Form 10-Q

10.22	Amended and Restated Executive Severance Pay Plan effective as of January 2024*	Filed herewith

10.23	Trust Agreement for the Rayonier Inc. Executive Severance Pay Plan*	Incorporated by reference to Exhibit 10.26 to the Registrant’s December 31, 2001 Form 10-K

10.24	Amendment to Trust Agreement for the Rayonier Inc. Executive Severance Plan*	Incorporated by reference to Exhibit 10.2 to the Registrant’s September 30, 2014 Form 10-Q

10.25	LTI Supplemental Terms Vesting in Event of Retirement*	Incorporated by reference to Exhibit 10.30 to the Registrant’s December 31, 2019 Form 10-K

10.26	Rayonier Incentive Stock Plan Restricted Stock Unit Award Agreement, dated 2019*	Incorporated by reference to Exhibit 10.31 to the Registrant’s December 31, 2019 Form 10-K

10.27	Rayonier Non-Equity Incentive Plan, as amended, Effective as of January 1, 2020*	Incorporated by reference to Exhibit 10.32 to the Registrant’s December 31, 2019 Form 10-K

10.28	Rayonier Incentive Stock Plan Performance Share Award Agreement*	Incorporated by reference to Exhibit 10.35 to the Registrant's December 31, 2020 Form 10-K

10.29
Accordion Increase Agreement, dated as of April 13, 2020, by and among Rayonier Inc., Rayonier TRS Holdings Inc., and Rayonier Operating Company LLC, as borrowers, the several banks, financial institutions and other institutional lenders party thereto and CoBank, ACB as administrative agent, swing line lender and issuing bank
Incorporated by reference to Exhibit 10.6 to the Registrant’s March 31, 2020 Form 10-Q

10.30	Tax Protection Agreement, dated as of May 8, 2020, by and among Rayonier Inc., Rayonier, L.P. and Pope Resources, A Delaware Limited Partnership	Incorporated by reference to Exhibit 10.1 to the Registrant’s May 13, 2020 Form 8-K

10.31	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective as of January 1, 2020, executed July 28, 2023*	Filed herewith

10.32	Amendment to Rayonier Investment and Savings Plan effective as of March 27, 2020, executed July 28, 2023*	Filed herewith

10.33	Pope Resources 2005 Unit Incentive Plan*	Incorporated by reference to Exhibit 4.3 to the Registrant’s May 8, 2020 Registration Statement on Form S-8

Exhibit No.	Description	Location
10.34	Rayonier Investment and Savings Plan for Salaried Employees effective March 1, 1994, amended and restated effective March 1, 2022*	Incorporated by reference to Exhibit 10.1 to the Registrant’s March 31, 2022 Form 10-Q

10.35
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

10.41	2016 Guarantee Agreement dated as of April 28, 2016 among Rayonier Inc., Rayonier TRS Holdings Inc. and COBANK, ACB, as Administrative Agent	Incorporated by reference to Exhibit 10.2 to the Registrant’s May 2, 2016 Form 8-K

10.42
Fifth Amendment, Incremental Term Loan Agreement and Amendment to Guarantee Agreement, dated as of December 14, 2022, by and among Rayonier Inc., Rayonier TRS Holdings Inc., Rayonier Operating Company LLC, and Rayonier, L.P., as borrowers, the several banks, financial institutions and other institutional lenders party thereto and CoBank, ACB, as administrative agent
Incorporated by reference to Exhibit 10.1 to the Registrant’s December 14, 2022 Form 8-K

21.1	List of subsidiaries of Rayonier Inc	Filed herewith

21.2	List of subsidiaries of Rayonier, L.P.	Filed herewith

22.1	List of Guarantor Subsidiaries	Incorporated by reference to Exhibit 22.1 to the Registrant’s June 30, 2022 Form 10-Q

Exhibit No.	Description	Location
23.1	Rayonier Inc. - Consent of Ernst & Young LLP	Filed herewith

23.2	Rayonier, L.P. - Consent of Ernst & Young LLP	Filed herewith

24	Powers of attorney	Filed herewith

31.1	Rayonier Inc. - Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Rayonier Inc. - Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14-(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Rayonier, L.P. - Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.4	Rayonier, L.P - Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Rayonier Inc. - Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Rayonier, L.P. - Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

97.1	Rayonier Clawback Policy in the Event of a Financial Restatement, dated July 20, 2023*	Filed herewith

97.2	Rayonier Clawback Policy in the Event of Detrimental Conduct*	Filed herewith
101
The following financial information from Rayonier Inc. and Rayonier, L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in Inline Extensible Business Reporting Language (“iXBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2023, 2022 and 2021 of Rayonier Inc.; (ii) the Consolidated Balance Sheets as of December 31, 2023 and 2022 of Rayonier Inc.; (iii) the Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2023, 2022 and 2021 of Rayonier Inc.; (iv) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021 of Rayonier Inc.; (v) the Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2023, 2022 and 2021 of Rayonier, L.P.; (vi) the Consolidated Balance Sheets as of December 31, 2023 and 2022 of Rayonier, L.P.; (vii) the Consolidated Statements of Changes in Capital for the Years Ended December 31, 2023, 2022 and 2021 of Rayonier, L.P.; (viii) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021 of Rayonier, L.P.; and (ix) the Notes to the Consolidated Financial Statements of Rayonier Inc. and Rayonier, L.P.
Filed herewith

104	The cover page from the Company’s Annual Report on Form 10-K from the fiscal year ended December 31, 2023, formatted in Inline XBRL (included as Exhibit 101)	Filed herewith

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
February 23, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Rayonier Inc., for itself and in its capacity as General Partner of Rayonier, L.P., and in the capacities and on the dates indicated. Exhibit 24 is incorporated by reference herein.

Signature	Title	Date

/s/ DAVID L. NUNES	Chief Executive Officer	February 23, 2024
David L. Nunes (Principal Executive Officer)

/s/ MARK MCHUGH	President and Chief Financial Officer	February 23, 2024
Mark McHugh (Principal Financial Officer)

/s/ APRIL TICE	Vice President and Chief Accounting Officer	February 23, 2024
April Tice (Principal Accounting Officer)

*	Chairman of the Board
Dod A. Fraser

*	Director
Keith E. Bass

*	Director
Ann C. Nelson

*	Director
Scott R. Jones

*	Director
V. Larkin Martin

*	Director
Meridee A. Moore

*	Director
Matthew J. Rivers

*	Director
Andrew G. Wiltshire

*	Director
Gregg A. Gonsalves

*By:	/s/ MARK R. BRIDWELL	February 23, 2024
Mark R. Bridwell Attorney-In-Fact