Form 10-Q
period 2024-03-31
RAYONIER INC; Rayonier, L.P.
filed 2024-05-03
CIK 52827, 1806931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Rayonier Inc.    Yes ☐        No  ☒    Rayonier, L.P.    Yes ☐        No  ☒
As of April 26, 2024, Rayonier Inc. had 148,877,048 Common Shares outstanding. As of April 26, 2024, Rayonier, L.P. had 2,091,364 Units outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarterly period ended March 31, 2024 of Rayonier Inc., a North Carolina corporation, and Rayonier, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Rayonier” or “the Company” mean Rayonier Inc. and references to the “Operating Partnership” mean Rayonier, L.P. References to “we,” “us,” and “our” mean collectively Rayonier Inc., the Operating Partnership and entities/subsidiaries owned or controlled by Rayonier Inc. and/or the Operating Partnership.

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

As of March 31, 2024, the Company owned a 98.6% interest in the Operating Partnership, with the remaining 1.4% interest owned by limited partners of the Operating Partnership. As the sole general partner of the Operating Partnership, Rayonier Inc. has exclusive control of the day-to-day management of the Operating Partnership.

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
•A separate Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds; and
•Separate Exhibit 31 and 32 certifications for each reporting entity within Part II, Item 6.

i

PART I.        FINANCIAL INFORMATION

Item 1.         Financial Statements

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
SALES (NOTE 3)	$168,097	$179,082
Costs and Expenses
Cost of sales	(133,180)	(149,166)
Selling and general expenses	(18,978)	(16,778)
Other operating income (expense), net (Note 14)	271	(2,516)
	(151,887)	(168,460)
OPERATING INCOME	16,210	10,622
Interest expense, net	(9,744)	(11,700)
Interest and other miscellaneous (expense) income, net	(4,992)	9,554
INCOME BEFORE INCOME TAXES	1,474	8,476
Income tax benefit (expense) (Note 16)	832	(1,039)
NET INCOME	2,306	7,437
Less: Net income attributable to noncontrolling interests in the operating partnership	(20)	(174)
Less: Net (income) loss attributable to noncontrolling interests in consolidated affiliates	(929)	1,037
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	1,357	8,300
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment, net of income tax effect of $0 and $0	(16,951)	(3,733)
Cash flow hedges, net of income tax effect of $1,866 and $312	2,966	(12,319)
Pension and postretirement benefit plans, net of income tax effect of $1,222 and $0	9,562	1
Total other comprehensive loss	(4,423)	(16,051)
COMPREHENSIVE LOSS	(2,117)	(8,614)
Less: Comprehensive loss attributable to noncontrolling interests in the operating partnership	17	156
Less: Comprehensive loss attributable to noncontrolling interests in consolidated affiliates	947	1,032
COMPREHENSIVE LOSS ATTRIBUTABLE TO RAYONIER INC.	($1,153)	($7,426)
EARNINGS PER COMMON SHARE (NOTE 5)
Basic earnings per share attributable to Rayonier Inc.	$0.01	$0.06
Diluted earnings per share attributable to Rayonier Inc.	$0.01	$0.06

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$159,903	$207,696
Trade receivables, less allowance for doubtful accounts of $202 and $210	35,309	28,652
Other receivables	5,145	11,517
Inventory (Note 13)	43,541	31,017
Prepaid expenses	20,148	19,070
Assets held for sale (Note 19)	10,025	9,932
Other current assets	5,873	9,074
Total current assets	279,944	316,958
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,959,052	3,004,316
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 12)	106,403	105,595
PROPERTY, PLANT AND EQUIPMENT
Land	6,453	6,453
Buildings	31,147	31,251
Machinery and equipment	6,633	6,523
Construction in progress	1,895	1,841
Total property, plant and equipment, gross	46,128	46,068
Less — accumulated depreciation	(19,638)	(19,059)
Total property, plant and equipment, net	26,490	27,009
RESTRICTED CASH (NOTE 18)	677	678
RIGHT-OF-USE ASSETS	90,319	95,474
OTHER ASSETS	106,872	97,555
TOTAL ASSETS	$3,569,757	$3,647,585
LIABILITIES, NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$34,134	$26,561
Accrued taxes	5,567	4,394
Accrued payroll and benefits	6,680	14,215
Accrued interest	9,913	7,094
Pension and other postretirement benefits (Note 15)	1,223	8,444
Dividend and distribution payable	—	30,148
Deferred revenue	20,900	19,012
Other current liabilities	35,339	30,409
Total current liabilities	113,756	140,277
LONG-TERM DEBT, NET (NOTE 6)	1,361,985	1,365,773
PENSION AND OTHER POSTRETIREMENT BENEFITS, NON-CURRENT (NOTE 15)	1,448	1,441
LONG-TERM LEASE LIABILITY	82,932	87,684
LONG-TERM DEFERRED REVENUE	15,349	11,294
OTHER NON-CURRENT LIABILITIES	79,051	81,863
CONTINGENCIES (NOTE 9)
NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP (NOTE 4)	69,589	81,651
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 shares authorized, 148,649,321 and 148,299,117 shares issued and outstanding	1,512,339	1,497,641
Retained earnings	296,533	338,244
Accumulated other comprehensive income (Note 17)	22,370	24,651
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,831,242	1,860,536
Noncontrolling interests in consolidated affiliates (Note 4)	14,405	17,066
TOTAL SHAREHOLDERS’ EQUITY	1,845,647	1,877,602
TOTAL LIABILITIES, NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND SHAREHOLDERS’ EQUITY	$3,569,757	$3,647,585
See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except share data)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests in Consolidated Affiliates	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2024	148,299,117	$1,497,641	$338,244	$24,651	$17,066	$1,877,602
Net income	—	—	1,377	—	929	2,306
Net income attributable to noncontrolling interests in the operating partnership	—	—	(20)	—	—	(20)
Dividends ($0.285 per share) (a)	—	—	(42,777)	—	—	(42,777)
Issuance of shares under incentive stock plans	752	—	—	—	—	—
Stock-based compensation	—	3,218	—	—	—	3,218
Repurchase of common shares	(924)	(31)	—	—	—	(31)
Adjustment of noncontrolling interests in the operating partnership	—	—	(291)	—	—	(291)
Conversion of units into common shares	350,376	11,511	—	—	—	11,511
Pension and postretirement benefit plans	—	—	—	9,562	—	9,562
Foreign currency translation adjustment	—	—	—	(16,178)	(773)	(16,951)
Cash flow hedges	—	—	—	4,070	(1,104)	2,966
Allocation of other comprehensive loss to noncontrolling interests in the operating partnership	—	—	—	265	—	265
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(1,713)	(1,713)
Balance, March 31, 2024	148,649,321	$1,512,339	$296,533	$22,370	$14,405	$1,845,647

(a)For information regarding distributions to noncontrolling interests in the operating partnership, see the Rayonier Inc. Consolidated Statements of Cash Flows and Note 4 — Noncontrolling Interests.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CONTINUED)
(Unaudited)
(Dollars in thousands, except share data)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests in Consolidated Affiliates	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2023	147,282,631	$1,462,945	$366,637	$35,813	$15,317	$1,880,712
Net income (loss)	—	—	8,474	—	(1,037)	7,437
Net income attributable to noncontrolling interests in the operating partnership	—	—	(174)	—	—	(174)
Dividends ($0.285 per share) (a)	—	—	(42,172)	—	—	(42,172)
Issuance of shares under the “at-the-market” equity offering, net of commissions and offering costs of $24	400	(10)	—	—	—	(10)
Issuance of shares under incentive stock plans	1,564	—	—	—	—	—
Stock-based compensation	—	2,499	—	—	—	2,499
Repurchase of common shares	(1,167)	(41)	—	—	—	(41)
Adjustment of noncontrolling interests in the operating partnership	—	—	(2,376)	—	—	(2,376)
Conversion of units into common shares	729,551	23,881	—	—	—	23,881
Pension and postretirement benefit plans	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	(3,552)	(181)	(3,733)
Cash flow hedges	—	—	—	(12,504)	185	(12,319)
Allocation of other comprehensive loss to noncontrolling interests in the operating partnership	—	—	—	1,110	—	1,110
Balance, March 31, 2023	148,012,979	$1,489,274	$330,389	$20,868	$14,284	$1,854,815

(a)For information regarding distributions to noncontrolling interests in the operating partnership, see the Rayonier Inc. Consolidated Statements of Cash Flows and Note 4 — Noncontrolling Interests.

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES
Net income	$2,306	$7,437
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	37,083	37,599
Non-cash cost of land and improved development	2,953	4,208
Stock-based incentive compensation expense	3,218	2,499
Deferred income taxes	(1,004)	(1,155)
Pension settlement charge	5,673	—
Timber write-offs resulting from casualty events	—	2,302
Other	1,899	578
Changes in operating assets and liabilities:
Receivables	(7,493)	3,730
Inventories	565	(4,098)
Accounts payable	8,537	8,913
All other operating activities	(1,439)	1,938
CASH PROVIDED BY OPERATING ACTIVITIES	52,298	63,951
INVESTING ACTIVITIES
Capital expenditures	(18,868)	(18,746)
Real estate development investments	(5,483)	(7,753)
Purchase of timberlands	—	(8,729)
Other	302	3,029
CASH USED FOR INVESTING ACTIVITIES	(24,049)	(32,199)
FINANCING ACTIVITIES
Dividends paid on common shares (a)	(72,258)	(42,149)
Distributions to noncontrolling interests in the operating partnership (b)	(1,085)	(861)
Proceeds from the issuance of common shares under the “at-the-market” (ATM) equity offering program, net of commissions and offering costs	—	(10)
Repurchase of common shares to pay withholding taxes on vested incentive stock awards	(31)	(41)
Distributions to noncontrolling interests in consolidated affiliates	(1,713)	—
CASH USED FOR FINANCING ACTIVITIES	(75,087)	(43,061)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(956)	(362)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	(47,794)	(11,671)
Balance, beginning of year	208,374	115,407
Balance, end of period	$160,580	$103,736

(a)The three months ended March 31, 2024 includes an additional cash dividend of $0.20 per common share, totaling $29.8 million. The additional dividend was paid on January 12, 2024, to shareholders of record on December 29, 2023.
(b)The three months ended March 31, 2024 includes an additional cash distribution of $0.20 per operating partnership unit, totaling $0.5 million. The additional distribution was paid on January 12, 2024, to holders of record on December 29, 2023.

	Three Months Ended March 31,
	2024	2023
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest (a)	$800	$3,802
Income taxes	1,845	2,203
Non-cash investing activity:
Capital assets purchased on account	7,330	5,689

(a)Interest paid is presented net of patronage payments received of $8.1 million and $6.1 million for the three months ended March 31, 2024 and March 31, 2023, respectively. For additional information on patronage payments, see Note 7 — Debt in the 2023 Form 10-K.

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2024	2023
SALES (NOTE 3)	$168,097	$179,082
Costs and Expenses
Cost of sales	(133,180)	(149,166)
Selling and general expenses	(18,978)	(16,778)
Other operating income (expense), net (Note 14)	271	(2,516)
	(151,887)	(168,460)
OPERATING INCOME	16,210	10,622
Interest expense, net	(9,744)	(11,700)
Interest and other miscellaneous (expense) income), net	(4,992)	9,554
INCOME BEFORE INCOME TAXES	1,474	8,476
Income tax benefit (expense) (Note 16)	832	(1,039)
NET INCOME	2,306	7,437
Less: Net (income) loss attributable to noncontrolling interests in consolidated affiliates	(929)	1,037
NET INCOME ATTRIBUTABLE TO RAYONIER, L.P. UNITHOLDERS	1,377	8,474
NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
Limited Partners	1,363	8,389
General Partners	14	85
Net income attributable to unitholders	1,377	8,474
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment, net of income tax effect of $0 and $0	(16,951)	(3,733)
Cash flow hedges, net of income tax effect of $1,866 and $312	2,966	(12,319)
Pension and postretirement benefit plans, net of income tax expense of $1,222 and $0	9,562	1
Total other comprehensive loss	(4,423)	(16,051)
COMPREHENSIVE LOSS	(2,117)	(8,614)
Less: Comprehensive loss attributable to noncontrolling interests in consolidated affiliates	947	1,032
COMPREHENSIVE LOSS ATTRIBUTABLE TO RAYONIER, L.P. UNITHOLDERS	($1,170)	($7,582)
EARNINGS PER UNIT (NOTE 5)
Basic earnings per unit attributable to Rayonier, L.P.	$0.01	$0.06
Diluted earnings per unit attributable to Rayonier, L.P.	$0.01	$0.06

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$159,903	$207,696
Trade receivables, less allowance for doubtful accounts of $202 and $210	35,309	28,652
Other receivables	5,145	11,517
Inventory (Note 13)	43,541	31,017
Prepaid expenses	20,148	19,070
Assets held for sale (Note 19)	10,025	9,932
Other current assets	5,873	9,074
Total current assets	279,944	316,958
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,959,052	3,004,316
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 12)	106,403	105,595
PROPERTY, PLANT AND EQUIPMENT
Land	6,453	6,453
Buildings	31,147	31,251
Machinery and equipment	6,633	6,523
Construction in progress	1,895	1,841
Total property, plant and equipment, gross	46,128	46,068
Less — accumulated depreciation	(19,638)	(19,059)
Total property, plant and equipment, net	26,490	27,009
RESTRICTED CASH (NOTE 18)	677	678
RIGHT-OF-USE ASSETS	90,319	95,474
OTHER ASSETS	106,872	97,555
TOTAL ASSETS	$3,569,757	$3,647,585
LIABILITIES, REDEEMABLE OPERATING PARTNERSHIP UNITS AND CAPITAL
CURRENT LIABILITIES
Accounts payable	$34,134	$26,561
Accrued taxes	5,567	4,394
Accrued payroll and benefits	6,680	14,215
Accrued interest	9,913	7,094
Pension and other postretirement benefits (Note 15)	1,223	8,444
Distribution payable	—	30,148
Deferred revenue	20,900	19,012
Other current liabilities	35,339	30,409
Total current liabilities	113,756	140,277
LONG-TERM DEBT, NET (NOTE 6)	1,361,985	1,365,773
PENSION AND OTHER POSTRETIREMENT BENEFITS (NOTE 15)	1,448	1,441
LONG-TERM LEASE LIABILITY	82,932	87,684
LONG-TERM DEFERRED REVENUE	15,349	11,294
OTHER NON-CURRENT LIABILITIES	79,051	81,863
CONTINGENCIES (NOTE 9)
REDEEMABLE OPERATING PARTNERSHIP UNITS (NOTE 4) 2,093,522 and 2,443,898 Units outstanding, respectively	69,589	81,651
CAPITAL
General partners’ capital	18,057	18,325
Limited partners’ capital	1,787,713	1,814,193
Accumulated other comprehensive income (Note 17)	25,472	28,018
TOTAL CONTROLLING INTEREST CAPITAL	1,831,242	1,860,536
Noncontrolling interests in consolidated affiliates (Note 4)	14,405	17,066
TOTAL CAPITAL	1,845,647	1,877,602
TOTAL LIABILITIES, REDEEMABLE OPERATING PARTNERSHIP UNITS AND CAPITAL	$3,569,757	$3,647,585

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Unaudited)
(Dollars in thousands, except share data)

	Units		Accumulated Other Comprehensive Income	Noncontrolling Interests in Consolidated Affiliates	Total Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance, January 1, 2024	$18,325	$1,814,193	$28,018	$17,066	$1,877,602
Net income	14	1,363	—	929	2,306
Distributions on units ($0.285 per unit)	(434)	(42,940)	—	—	(43,374)
Stock-based compensation	32	3,186	—	—	3,218
Repurchase of units	(1)	(30)	—	—	(31)
Adjustment of Redeemable Operating Partnership Units	6	545	—	—	551
Conversion of units into common shares	115	11,396	—	—	11,511
Pension and postretirement benefit plans	—	—	9,562	—	9,562
Foreign currency translation adjustment	—	—	(16,178)	(773)	(16,951)
Cash flow hedges	—	—	4,070	(1,104)	2,966
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,713)	(1,713)
Balance, March 31, 2024	$18,057	$1,787,713	$25,472	$14,405	$1,845,647

	Units		Accumulated Other Comprehensive Income	Noncontrolling Interests in Consolidated Affiliates	Total Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance, January 1, 2023	$18,251	$1,806,895	$40,249	$15,317	$1,880,712
Net income (loss)	85	8,389	—	(1,037)	7,437
Distributions on units ($0.285 per unit)	(431)	(42,602)	—	—	(43,033)
Issuance of units under the “at-the-market” equity offering, net of commissions and offering costs of $24	—	(10)	—	—	(10)
Stock-based compensation	25	2,474	—	—	2,499
Repurchase of units	—	(41)	—	—	(41)
Adjustment of Redeemable Operating Partnership Units	(6)	(573)	—	—	(579)
Conversion of units into common shares	239	23,642	—	—	23,881
Pension and postretirement benefit plans	—	—	1	—	1
Foreign currency translation adjustment	—	—	(3,552)	(181)	(3,733)
Cash flow hedges	—	—	(12,504)	185	(12,319)
Balance, March 31, 2023	$18,163	$1,798,174	$24,194	$14,284	$1,854,815

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES
Net income	$2,306	$7,437
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	37,083	37,599
Non-cash cost of land and improved development	2,953	4,208
Stock-based incentive compensation expense	3,218	2,499
Deferred income taxes	(1,004)	(1,155)
Pension settlement charge	5,673	—
Timber write-offs resulting from casualty events	—	2,302
Other	1,899	578
Changes in operating assets and liabilities:
Receivables	(7,493)	3,730
Inventories	565	(4,098)
Accounts payable	8,537	8,913
All other operating activities	(1,439)	1,938
CASH PROVIDED BY OPERATING ACTIVITIES	52,298	63,951
INVESTING ACTIVITIES
Capital expenditures	(18,868)	(18,746)
Real estate development investments	(5,483)	(7,753)
Purchase of timberlands	—	(8,729)
Other	302	3,029
CASH USED FOR INVESTING ACTIVITIES	(24,049)	(32,199)
FINANCING ACTIVITIES
Distributions on units (a)	(73,343)	(43,010)
Proceeds from the issuance of units under the “at-the-market” (ATM) equity offering program, net of commissions and offering costs	—	(10)
Repurchase of units to pay withholding taxes on vested incentive stock awards	(31)	(41)
Distributions to noncontrolling interests in consolidated affiliates	(1,713)	—
CASH USED FOR FINANCING ACTIVITIES	(75,087)	(43,061)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(956)	(362)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	(47,794)	(11,671)
Balance, beginning of year	208,374	115,407
Balance, end of period	$160,580	$103,736

(a)The three months ended March 31, 2024 includes an additional cash distribution of $.20 per operating partnership unit, totaling $30.2 million. The additional distribution was paid on January 12, 2024, to holders of record on December 29, 2023.

	Three Months Ended March 31,
	2024	2023
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest (a)	$800	$3,802
Income taxes	1,845	2,203
Non-cash investing activity:
Capital assets purchased on account	7,330	5,689

(a)Interest paid is presented net of patronage payments received of $8.1 million and $6.1 million for the three months ended March 31, 2024 and March 31, 2023, respectively. For additional information on patronage payments, see Note 7 — Debt in the 2023 Form 10-K.

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
The Rayonier Inc. and Rayonier, L.P. year-end balance sheet information was derived from audited financial statements not included herein. In the opinion of management, these financial statements and notes reflect any adjustments (all of which are normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. These statements and notes should be read in conjunction with the financial statements and supplementary data included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC (the “2023 Form 10-K”).
As of March 31, 2024, the Company owned a 98.6% interest in the Operating Partnership, with the remaining 1.4% interest owned by limited partners of the Operating Partnership. As the sole general partner of the Operating Partnership, Rayonier Inc. has exclusive control of the day-to-day management of the Operating Partnership.
SUMMARY OF UPDATES TO SIGNIFICANT ACCOUNTING POLICIES
For a full description of our other significant accounting policies, see Note 1 — Summary of Significant Accounting Policies in our 2023 Form 10-K.
ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and a description of other segment items (the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss) by reportable segment, as well as disclosure of the title and position of the entity’s CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The pronouncement is effective for annual reporting periods in fiscal years beginning after December 15, 2023, and for interim periods in fiscal years beginning after December 15, 2024. We do not expect the adoption of this pronouncement to impact our consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced annual income tax disclosures, primarily through changes to the rate reconciliation and income taxes paid reconciliation. The pronouncement is effective for annual reporting periods in fiscal years beginning after December 15, 2024. Early adoption and retrospective application are permitted. We do not expect the adoption of this pronouncement to impact our consolidated financial statements.
Recent accounting pronouncements adopted or pending adoption not discussed above are either not applicable or are not expected to have a material impact on our consolidated financial condition, results of operations, or cash flows.
SUBSEQUENT EVENTS
We have evaluated events occurring from March 31, 2024 to the date of issuance of these Consolidated Financial Statements for potential recognition or disclosure in the consolidated financial statements. No events were identified that warranted recognition or disclosure.

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
Operating income as presented in the Consolidated Statements of Income and Comprehensive Income (Loss) is equal to segment income. Certain income (loss) items in the Consolidated Statements of Income and Comprehensive Income (Loss) are not allocated to segments. These items, which include interest expense, interest and miscellaneous (expense) income and income tax benefit (expense), are not considered by management to be part of segment operations and are included under “unallocated interest expense and other.”
The following tables summarize the segment information for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
SALES	2024	2023
Southern Timber	$69,978	$71,842
Pacific Northwest Timber	25,192	34,419
New Zealand Timber	45,700	44,105
Real Estate	15,564	16,276
Trading	11,774	12,569
Intersegment Eliminations (a)	(111)	(129)
Total	$168,097	$179,082

(a)Primarily consists of log marketing fees paid to our Trading segment from our Southern Timber and Pacific Northwest Timber segments for marketing log export sales.

	Three Months Ended March 31,
OPERATING INCOME (LOSS)	2024	2023
Southern Timber	$23,005	$22,223
Pacific Northwest Timber	(4,360)	(3,543)
New Zealand Timber (a)	7,430	(663)
Real Estate	(128)	883
Trading	41	341
Corporate and Other	(9,778)	(8,619)
Total Operating Income	16,210	10,622
Unallocated interest expense and other (b)	(14,736)	(2,146)
Total Income before Income Taxes	$1,474	$8,476

(a)The three months ended March 31, 2023 includes $2.3 million of timber write-offs resulting from casualty events. Timber write-offs resulting from casualty events are recorded within the Consolidated Statements of Income and Comprehensive Income (Loss) under the caption “Cost of Sales.”
(b)The three months ended March 31, 2024 includes $5.7 million of pension settlement charges and $1.3 million of net costs associated with legal settlements. The three months ended March 31, 2023 includes $9.1 million of net recoveries associated with legal settlements.

	Three Months Ended March 31,
DEPRECIATION, DEPLETION AND AMORTIZATION	2024	2023
Southern Timber	$21,795	$20,610
Pacific Northwest Timber	9,075	10,650
New Zealand Timber	4,020	4,455
Real Estate	1,749	1,503
Corporate and Other	444	381
Total	$37,083	$37,599

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended March 31,
NON-CASH COST OF LAND AND IMPROVED DEVELOPMENT	2024	2023
Real Estate	$2,953	$4,208
Total	$2,953	$4,208

3.    REVENUE
PERFORMANCE OBLIGATIONS
We recognize revenue when control of promised goods or services (“performance obligations”) is transferred to customers, in an amount that reflects the consideration expected in exchange for those goods or services (“transaction price”). Unsatisfied performance obligations as of March 31, 2024 are primarily due to advances on stumpage contracts, unearned license revenue, unearned carbon capture and storage revenue and post-closing obligations on real estate sales. Of these performance obligations, $20.9 million is expected to be recognized within the next twelve months, with the remaining $15.3 million expected to be recognized thereafter as we satisfy our performance obligations. We generally collect payment within a year of satisfying performance obligations and therefore have elected not to adjust revenues for a financing component.
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
The following table contains contract balances recorded in the Consolidated Balance Sheets at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023	Balance Sheet Location
Contract assets
Trade receivables, net (a)	$35,309	$28,652	Trade receivables
Contract liabilities
Deferred revenue, current (b)	20,900	19,012	Deferred revenue
Deferred revenue, non-current (c)	15,349	11,294	Long-term deferred revenue

(a)The increase in trade receivables was primarily driven by timing of sales in our timber segments.
(b)The increase in deferred revenue, current is driven by the current portion of a carbon capture and storage contract entered into in the first quarter of 2024, partially offset by the satisfaction of post-closing obligations on real estate sales and the timing of renewals of hunting contracts.
(c)The increase in deferred revenue, non-current is primarily driven by a carbon capture and storage contract entered into in the first quarter of 2024.
The following table summarizes revenue recognized during the three months ended March 31, 2024 and 2023 that was included in the contract liability balance at the beginning of each year:

	Three Months Ended March 31,
	2024	2023
Revenue recognized from contract liability balance at the beginning of the year (a)	$10,235	$11,400

(a)    Revenue recognized was primarily from hunting licenses, the use of advances on pay-as-cut timber sales and the satisfaction of post closing obligations on real estate sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables present our revenue from contracts with customers disaggregated by product type for the three months ended March 31, 2024 and 2023:

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Elim.	Total
March 31, 2024
Pulpwood	$25,931	$1,551	$7,754	—	$1,138	—	$36,374
Sawtimber	33,740	22,677	34,405	—	10,195	—	101,017
Hardwood	1,195	—	—	—	—	—	1,195
Total Timber Sales	60,866	24,228	42,159	—	11,333	—	138,586
License Revenue, Primarily From Hunting	5,275	95	51	—	—	—	5,421
Land-Based Solutions (a)	1,710	—	—	—	—	—	1,710
Other Non-Timber/Carbon Credit Revenue	2,127	869	3,490	—	—	—	6,486
Agency Fee Income	—	—	—	—	330	—	330
Total Non-Timber Sales	9,112	964	3,541	—	330	—	13,947
Improved Development	—	—	—	1,825	—	—	1,825
Rural	—	—	—	8,728	—	—	8,728
Timberland & Non-Strategic	—	—	—	610	—	—	610
Deferred Revenue/Other (b)	—	—	—	4,112	—	—	4,112
Total Real Estate Sales	—	—	—	15,275	—	—	15,275

Revenue from Contracts with Customers	69,978	25,192	45,700	15,275	11,663	—	167,808
Lease Revenue	—	—	—	289	—	—	289
Intersegment	—	—	—	—	111	(111)	—
Total Revenue	$69,978	$25,192	$45,700	$15,564	$11,774	($111)	$168,097

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Elim.	Total
March 31, 2023
Pulpwood	$26,783	$3,715	$6,081	—	$1,439	—	$38,018
Sawtimber	34,543	29,781	37,683	—	10,667	—	112,674
Hardwood	1,120	—	—	—	—	—	1,120
Total Timber Sales	62,446	33,496	43,764	—	12,106	—	151,812
License Revenue, Primarily from Hunting	5,222	136	55	—	—	—	5,413
Land-Based Solutions (a)	835	—	—	—	—	—	835
Other Non-Timber/Carbon Credit Revenue	3,339	787	286	—	—	—	4,412
Agency Fee Income	—	—	—	—	334	—	334
Total Non-Timber Sales	9,396	923	341	—	334	—	10,994
Improved Development	—	—	—	4,802	—	—	4,802
Rural	—	—	—	6,499	—	—	6,499
Timberland & Non-Strategic	—	—	—	1,637	—	—	1,637
Deferred Revenue/Other (b)	—	—	—	3,093	—	—	3,093
Total Real Estate Sales	—	—	—	16,031	—	—	16,031

Revenue from Contracts with Customers	71,842	34,419	44,105	16,031	12,440	—	178,837
Lease Revenue	—	—	—	245	—	—	245
Intersegment	—	—	—	—	129	(129)	—
Total Revenue	$71,842	$34,419	$44,105	$16,276	$12,569	($129)	$179,082

(a)    Consists of sales from carbon capture and storage (“CCS”), solar and wind energy contracts.
(b)    Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables present our timber sales disaggregated by contract type for the three months ended March 31, 2024 and 2023:

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Trading	Total
March 31, 2024
Stumpage Pay-as-Cut	$33,530	3	—	—	$33,533
Stumpage Lump Sum	—	1,981	—	—	1,981
Total Stumpage	33,530	1,984	—	—	35,514

Delivered Wood (Domestic)	25,113	19,559	10,828	758	56,258
Delivered Wood (Export)	2,223	2,685	31,331	10,575	46,814
Total Delivered	27,336	22,244	42,159	11,333	103,072

Total Timber Sales	$60,866	$24,228	$42,159	$11,333	$138,586

March 31, 2023
Stumpage Pay-as-Cut	$30,477	—	—	—	$30,477
Stumpage Lump Sum	105	624	—	—	729
Total Stumpage	30,582	624	—	—	31,206

Delivered Wood (Domestic)	29,413	29,168	11,595	403	70,579
Delivered Wood (Export)	2,451	3,704	32,169	11,703	50,027
Total Delivered	31,864	32,872	43,764	12,106	120,606

Total Timber Sales	$62,446	$33,496	$43,764	$12,106	$151,812

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

4.    NONCONTROLLING INTERESTS
NONCONTROLLING INTERESTS IN CONSOLIDATED AFFILIATES
Matariki Forestry Group
We maintain a 77% controlling financial interest in Matariki Forestry Group (the “New Zealand subsidiary”), a joint venture that owns or leases approximately 422,000 legal acres of New Zealand timberland. Accordingly, we consolidate the New Zealand subsidiary’s balance sheet and results of operations. Income attributable to the New Zealand subsidiary’s 23% noncontrolling interests is reflected as an adjustment to income in our Consolidated Statements of Income and Comprehensive Income (Loss) under the caption “Net income attributable to noncontrolling interests in consolidated affiliates.” Rayonier New Zealand Limited (“RNZ”), a wholly-owned subsidiary, serves as the manager of the New Zealand subsidiary.
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
The following table sets forth the Company’s noncontrolling interests in the operating partnership:

	Three Months Ended March 31,
	2024	2023
Beginning noncontrolling interests in the operating partnership	$81,651	$105,763
Adjustment of noncontrolling interests in the operating partnership	291	2,376
Conversions of redeemable operating partnership units to common shares	(11,511)	(23,881)
Net income attributable to noncontrolling interests in the operating partnership	20	174
Other comprehensive loss attributable to noncontrolling interests in the operating partnership	(265)	(1,110)
Distributions to noncontrolling interests in the operating partnership	(597)	(861)
Total noncontrolling interests in the operating partnership	$69,589	$82,461

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

5.    EARNINGS PER SHARE AND PER UNIT
Basic earnings per common share (“EPS”) is calculated by dividing net income attributable to Rayonier Inc. by the weighted average number of common shares outstanding. Diluted EPS is calculated by dividing net income attributable to Rayonier Inc., before net income attributable to noncontrolling interests in the operating partnership by the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options, performance shares, restricted shares, restricted stock units and noncontrolling interests in operating partnership units.
The following table provides details of the calculations of basic and diluted earnings per common share of the Company:

	Three Months Ended March 31,
	2024	2023
Earnings per common share - basic
Numerator:
Net Income	$2,306	$7,437
Less: Net income attributable to noncontrolling interests in the operating partnership	(20)	(174)
Less: Net (income) loss attributable to noncontrolling interests in consolidated affiliates	(929)	1,037
Net income attributable to Rayonier Inc.	$1,357	$8,300
Denominator:
Denominator for basic earnings per common share - weighted average shares	148,567,375	147,377,448
Basic earnings per common share attributable to Rayonier Inc.:	$0.01	$0.06
Earnings per common share - diluted
Numerator:
Net Income	$2,306	$7,437
Less: Net (income) loss attributable to noncontrolling interests in consolidated affiliates	(929)	1,037
Net income attributable to Rayonier Inc., before net income attributable to noncontrolling interests in the operating partnership	$1,377	$8,474
Denominator:
Denominator for basic earnings per common share - weighted average shares	148,567,375	147,377,448
Add: Dilutive effect of:
Stock options	165	1,886
Performance shares, restricted shares and restricted stock units	630,270	612,412
Noncontrolling interests in operating partnership units	2,178,239	3,087,383
Denominator for diluted earnings per common share - adjusted weighted average shares	151,376,049	151,079,129
Diluted earnings per common share attributable to Rayonier Inc.:	$0.01	$0.06

	Three Months Ended March 31,
	2024	2023
Anti-dilutive shares excluded from the computations of diluted earnings per common share:
Stock options, performance shares, restricted shares and restricted stock units	93,575	64,667

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Basic earnings per unit (“EPU”) is calculated by dividing net income available to unitholders of Rayonier, L.P. by the weighted average number of units outstanding. Diluted EPU is calculated by dividing net income available to unitholders of Rayonier, L.P. by the weighted average number of units outstanding adjusted to include the potentially dilutive effect of outstanding unit equivalents, including stock options, performance shares, restricted shares and restricted stock units
The following table provides details of the calculations of basic and diluted earnings per unit of the Operating Partnership:

	Three Months Ended March 31,
	2024	2023
Earnings per unit - basic
Numerator:
Net Income	$2,306	$7,437
Less: Net (income) loss attributable to noncontrolling interests in consolidated affiliates	(929)	1,037
Net income available to unitholders	$1,377	$8,474
Denominator:
Denominator for basic earnings per unit - weighted average units	150,745,614	150,464,831
Basic earnings per unit attributable to Rayonier, L.P.:	$0.01	$0.06
Earnings per unit - diluted
Numerator:
Net Income	$2,306	$7,437
Less: Net (income) loss attributable to noncontrolling interests in consolidated affiliates	(929)	1,037
Net income available to unitholders	$1,377	$8,474
Denominator:
Denominator for basic earnings per unit - weighted average units	150,745,614	150,464,831
Add: Dilutive effect of unit equivalents:
Stock options	165	1,886
Performance shares, restricted shares and restricted stock units	630,270	612,412
Denominator for diluted earnings per unit - adjusted weighted average units	151,376,049	151,079,129
Diluted earnings per unit attributable to Rayonier, L.P.:	$0.01	$0.06

	Three Months Ended March 31,
	2024	2023
Anti-dilutive unit equivalents excluded from the computations of diluted earnings per unit:
Stock options, performance shares, restricted shares and restricted stock units	93,575	64,667

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

6.    DEBT
Our debt consisted of the following at March 31, 2024:

March 31, 2024
Debt
Senior Notes due 2031 at a fixed interest rate of 2.75%	$450,000
2015 Term Loan borrowings due 2028 at a variable interest rate of 7.01%	350,000
2021 Incremental Term Loan borrowings due 2029 at a variable interest rate of 6.96%	200,000
2016 Incremental Term Loan borrowings due 2026 at a variable interest rate of 7.06%	200,000
2022 Incremental Term Loan borrowings due 2027 at a variable interest rate of 7.01%	100,000
New Zealand subsidiary noncontrolling interests shareholder loan due 2026 at a fixed interest rate of 3.64% (a)	24,040
New Zealand subsidiary noncontrolling interests shareholder loan due 2027 at a fixed interest rate of 6.48% (a)	24,040
New Zealand subsidiary noncontrolling interests shareholder loan due 2025 at a fixed interest rate of 2.95% (a)	20,605
Total principal debt	1,368,685
Less: Unamortized discounts	(2,688)
Less: Deferred financing costs	(4,012)
Total long-term debt	$1,361,985

(a)    Except for changes in the New Zealand foreign exchange rate, there have been no adjustments to the carrying value of the shareholder loans since inception.
The following table contains information on the outstanding variable rate debt as of March 31, 2024:

Debt	Periodic Interest Rate (a)	Effective Fixed Interest Rate (b)
2015 Term Loan	Daily Simple SOFR + 1.70%	3.01%
2022 Incremental Term Loan	Daily Simple SOFR + 1.70%	4.55%
2016 Incremental Term Loan	Daily Simple SOFR + 1.75%	2.38%
2021 Incremental Term Loan	Daily Simple SOFR + 1.65%	1.45%

(a)    Includes credit spread adjustment of 0.1%.
(b)    Effective interest rate is after consideration of interest rate swaps and estimated patronage.
Principal payments due during the next five years and thereafter are as follows:

Total
2024	—
2025	20,605
2026	224,040
2027	124,040
2028	350,000
Thereafter	650,000
Total Debt	$1,368,685

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

2024 DEBT ACTIVITY
U.S. Debt
During the three months ended March 31, 2024, we made no borrowings or repayments on our Revolving Credit Facility. At March 31, 2024, we had available borrowings of $293.0 million under the Revolving Credit Facility, net of $7.0 million to secure our outstanding letters of credit.
New Zealand Debt
During the three months ended March 31, 2024, the New Zealand subsidiary made no borrowings or repayments on its working capital facility (the “New Zealand Working Capital Facility”). At March 31, 2024, the New Zealand subsidiary had NZ$20.0 million of available borrowings under its working capital facility.

DEBT COVENANTS
In connection with our 2015 Term Loan Agreement, 2016 Incremental Term Loan Agreement, 2021 Incremental Term Loan Agreement, 2022 Incremental Term Loan Agreement and Revolving Credit Facility, customary covenants must be met, the most significant of which include interest coverage and leverage ratios.
The covenants listed below, which are the most significant financial covenants in effect as of March 31, 2024, are calculated on a trailing 12-month basis:

	Covenant Requirement	Actual Ratio	Favorable
Covenant EBITDA to consolidated interest expense should not be less than	2.5 to 1	11.7 to 1	9.2
Covenant debt to covenant net worth plus covenant debt shall not exceed	65%	43%	22%
    In addition to the financial covenants listed above, the Senior Notes due 2031, 2015 Term Loan Agreement, 2016 Incremental Term Loan Agreement, 2021 Incremental Term Loan Agreement, 2022 Incremental Term Loan Agreement, and Revolving Credit Facility include customary covenants that limit the incurrence of debt and the disposition of assets, among others. At March 31, 2024, we were in compliance with all applicable covenants.
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
FOREIGN CURRENCY EXCHANGE AND OPTION CONTRACTS
Our New Zealand subsidiary’s domestic sales and operating expenses are predominately denominated in New Zealand dollars, while its export sales, shareholder distributions and ocean freight payments are predominately denominated in U.S. dollars. To the extent New Zealand dollar costs exceed New Zealand dollar revenues (the “foreign exchange exposure”), the New Zealand subsidiary manages the foreign exchange exposure through the use of derivative financial instruments. It typically hedges a portion of export sales receipts to cover 50% to 90% of the projected foreign exchange exposure for the following 12 months, up to 75% for the forward 12 to 18 months and up to 50% for the forward 18 to 24 months. Additionally, it will occasionally hedge export sales receipts to cover up to 50% of the foreign exchange exposure for the forward 24 to 36 months and up to 25% of the foreign exchange

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

exposure for the forward 36 to 48 months when the the New Zealand dollar is at a cyclical low versus the U.S. dollar. The New Zealand subsidiary’s trading operations typically hedge a portion of export sales receipts to cover the projected foreign exchange exposure for the following three months. As of March 31, 2024, foreign currency exchange contracts and foreign currency option contracts had maturity dates through March 2027.
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
INTEREST RATE SWAPS
The following table contains information on the outstanding interest rate swaps as of March 31, 2024:

Outstanding Interest Rate Swaps (a)
Date Entered Into	Term	Notional Amount	Related Debt Facility	Fixed Rate of Swap	Bank Margin on Debt (b)	Total Effective Interest Rate (c)
August 2015	9 years	$170,000	2015 Term Loan	2.10%	1.70%	3.80%
August 2015	9 years	180,000	2015 Term Loan	2.26%	1.70%	3.96%
April 2016	10 years	100,000	2016 Incremental Term Loan	1.50%	1.75%	3.25%
April 2016	10 years	100,000	2016 Incremental Term Loan	1.51%	1.75%	3.26%
May 2021	7 years	200,000	2021 Incremental Term Loan	0.67%	1.65%	2.32%
December 2022	5 years	100,000	2022 Incremental Term Loan	3.72%	1.70%	5.42%

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
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

FORWARD-STARTING INTEREST RATE SWAPS

The following table contains information on the outstanding forward-starting interest rate swaps as of March 31, 2024:

Outstanding Forward-Starting Interest Rate Swaps (a)
Date Entered Into	Term	Notional Amount	Fixed Rate of Swap	Related Debt Facility	Forward Date	Maximum Period Ending for Forecasted Issuance Date
April 2020	4 years	$100,000	0.78%	2015 Term Loan	August 2024	N/A
May 2020	4 years	50,000	0.64%	2015 Term Loan	August 2024	N/A
May 2023	4 years	50,000	3.29%	2015 Term Loan	August 2024	N/A

(a)All forward-starting interest rate swaps have been designated as interest rate cash flow hedges and qualify for hedge accounting.
The following table demonstrates the impact, gross of tax, of our derivatives on the Consolidated Statements of Income and Comprehensive Income (Loss) for the three months ended March 31, 2024 and 2023:

		Three Months Ended March 31,
	Income Statement Location	2024	2023
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive (loss) income	($5,490)	$3,813
	Other operating income (expense), net	459	(2,429)
Foreign currency option contracts	Other comprehensive (loss) income	(1,638)	(270)
	Other operating income (expense), net	8	—
Interest rate products	Other comprehensive (loss) income	15,041	(9,660)
	Interest expense, net	(7,278)	(3,463)

During the next 12 months, the amount of the March 31, 2024 AOCI balance, net of tax, expected to be reclassified into earnings is a gain of approximately $22.5 million. The following table contains details of the expected reclassified amounts into earnings:

Amount expected to be reclassified into earnings in next 12 months
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	($1,034)
Foreign currency option contracts	(121)
Interest rate products (a)	23,625
Total estimated net gain on derivatives contracts	$22,470

(a)    These reclassified amounts are expected to fully offset variable interest rate payments made to debt holders, resulting in no net impact on our earnings or cash flows.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table contains the notional amounts of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Notional Amount
	March 31, 2024	December 31, 2023
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	$127,450	$122,700
Foreign currency option contracts	106,000	98,000
Interest rate swaps	850,000	850,000
Forward-starting interest rate swaps	200,000	200,000

    The following table contains the fair values of the derivative financial instruments recorded in the Consolidated Balance Sheets at March 31, 2024 and December 31, 2023. Changes in balances of derivative financial instruments are recorded as operating activities in the Consolidated Statements of Cash Flows:

	Location on Balance Sheet	Fair Value Assets / (Liabilities) (a)
		March 31, 2024	December 31, 2023
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other current assets	$366	$1,175
	Other assets	274	2,405
	Other current liabilities	(1,803)	(664)
	Other non-current liabilities	(953)	—
Foreign currency option contracts	Other current assets	122	342
	Other assets	1,294	2,158
	Other current liabilities	(289)	(139)
	Other non-current liabilities	(1,186)	(789)
Interest rate swaps	Other current assets	3,600	5,742
	Other assets	42,986	37,983
	Other non-current liabilities	—	(546)
Forward-starting interest rate swaps	Other assets	16,959	12,790
	Other non-current liabilities	—	(8)

Total derivative contracts:
Other current assets		$4,088	$7,259
Other assets		61,513	55,336
Total derivative assets		$65,601	$62,595

Other current liabilities		(2,092)	(803)
Other non-current liabilities		(2,139)	(1,343)
Total derivative liabilities		($4,231)	($2,146)

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
The following table presents the carrying amount and estimated fair values of our financial instruments as of March 31, 2024 and December 31, 2023, using market information and what we believe to be appropriate valuation methodologies under GAAP:

	March 31, 2024			December 31, 2023
Asset (Liability) (a)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$159,903	$159,903	—	$207,696	$207,696	—
Restricted cash (b)	677	677	—	678	678	—
Long-term debt (c)	(1,361,985)	—	(1,299,434)	(1,365,773)	—	(1,299,951)
Interest rate swaps (d)	46,586	—	46,586	43,179	—	43,179
Forward-starting interest rate swaps (d)	16,959	—	16,959	12,782	—	12,782
Foreign currency exchange contracts (d)	(2,116)	—	(2,116)	2,916	—	2,916
Foreign currency option contracts (d)	(59)	—	(59)	1,572	—	1,572
Noncontrolling interests in the operating partnership (e)	69,589	—	69,589	81,651	—	81,651

(a)We did not have Level 3 assets or liabilities at March 31, 2024 and December 31, 2023.
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

Changes in environmental and NRD liabilities from December 31, 2023 to March 31, 2024 are shown below:

Port Gamble, WA
Non-current portion at December 31, 2023	$4,785
Plus: Current portion	11,793
Total Balance at December 31, 2023	16,578
Expenditures charged to liabilities	(171)
Increase to liabilities (a)	2,667
Total Balance at March 31, 2024	19,074
Less: Current portion	(14,414)
Non-current portion at March 31, 2024	$4,660

(a)The increase in liabilities reflects revised environmental and NRD cost estimates recorded during the three months ended March 31, 2024.

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
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

11.    GUARANTEES
We provide financial guarantees as required by creditors, insurance programs, and various governmental agencies.
As of March 31, 2024, the following financial guarantees were outstanding:

Financial Commitments (a)	Maximum Potential Payment
Standby letters of credit (b)	$6,996
Surety bonds (c)	9,985
Total financial commitments	$16,981

(a)We have not recorded any liabilities for these financial commitments in our Consolidated Balance Sheets. The guarantees are not subject to measurement as the guarantees are dependent on our own performance.
(b)Approximately $6.3 million of the standby letters of credit serve as credit support for real estate construction in our Wildlight development project. The remaining letters of credit support various insurance related agreements. These letters of credit will expire at various dates during 2024 and will be renewed as required.
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
Changes in higher and better use timberlands and real estate development investments from December 31, 2023 to March 31, 2024 are shown below:

	Higher and Better Use Timberlands and Real Estate Development Investments
	Land and Timber	Development Investments	Total
Non-current portion at December 31, 2023	$86,986	$18,609	$105,595
Plus: Current portion (a)	1,699	24,639	26,338
Total Balance at December 31, 2023	88,685	43,248	131,933
Non-cash cost of land and improved development	(213)	(1,571)	(1,784)
Amortization of parcel real estate development investments	—	(1,968)	(1,968)
Timber depletion from harvesting activities and basis of timber sold in real estate sales	(189)	—	(189)
Capitalized real estate development investments (b)	—	7,850	7,850
Capital expenditures (silviculture)	76	—	76
Intersegment transfers	9,442	—	9,442
Total Balance at March 31, 2024	97,801	47,559	145,360
Less: Current portion (a)	(14,068)	(24,889)	(38,957)
Non-current portion at March 31, 2024	$83,733	$22,670	$106,403

(a)The current portion of Higher and Better Use Timberlands and Real Estate Development Investments is recorded in Inventory. See Note 13 — Inventory for additional information.
(b)Capitalized real estate development investments include $0.3 million of capitalized interest and $2.4 million of parcel real estate development investments. Parcel real estate development investments represent investments made for specific lots and/or commercial parcels that are currently under contract or expected to be ready for market within one year.

13.    INVENTORY
As of March 31, 2024 and December 31, 2023, our inventory consisted entirely of finished goods, as follows:

	March 31, 2024	December 31, 2023
Finished goods inventory
Real estate inventory (a)	$38,957	$26,338
Log inventory	4,405	4,490
Carbon unit inventory (b)	179	189
Total inventory	$43,541	$31,017

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
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

14.    OTHER OPERATING INCOME (EXPENSE), NET
Other operating income (expense), net consisted of the following:

	Three Months Ended March 31,
	2024	2023
Gain (loss) on foreign currency remeasurement, net of cash flow hedges	$242	($2,484)
Gain on sale or disposal of property and equipment	10	2
Miscellaneous income (expense), net	19	(34)
Total	$271	($2,516)

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
In December 2022, the Rayonier Board of Directors approved the resolution to terminate the Defined Benefit Plan and notified impacted parties of the termination and alternative distribution options. The Defined Benefit Plan was terminated on February 28, 2023. On July 20, 2023, the Rayonier Board of Directors approved the resolution to terminate the unfunded plan and will distribute all benefits in accordance with Section 409A of the Internal Revenue Code. The unfunded plan was terminated on July 31, 2023. In the fourth quarter of 2023, distributions were made to settle the obligation with participants in the Defined Benefit Plan electing the lump sum distribution option. In March 2024, the remaining Defined Benefit Plan liability was settled with the purchase of annuity contracts from a third-party insurance company. We made a cash contribution of $2.7 million during the settlement process in order to fund the Defined Benefit Plan on a plan termination basis. We recognized a pre-tax non-cash pension settlement charge of $5.7 million related to the actuarial losses in AOCI.
The unfunded plan will be settled entirely with lump sum cash payments estimated at $1.2 million. We expect to recognize additional pre-tax non-cash pension settlement charges related to the actuarial losses currently in AOCI upon settlement of the remaining obligations of the unfunded plan. These payments and charges are currently expected to occur in 2024, with the specific timing and final amounts dependent upon several factors. Projected cash contributions are an estimate, as actual amounts and timing are dependent upon several factors. See Note 17 - Accumulated Other Comprehensive Income for additional information.
The net pension and postretirement benefit (credit) costs that have been recorded are shown in the following table:

Components of Net Periodic Benefit (Credit) Cost	Income Statement Location	Pension		Postretirement
		Three Months Ended March 31,		Three Months Ended March 31,
		2024	2023	2024	2023
Service cost	Selling and general expenses	—	—	$1	$1
Interest cost	Interest and other miscellaneous (expense) income, net	513	844	18	17
Expected return on plan assets (a)	Interest and other miscellaneous (expense) income, net	(542)	(887)	—	—
Amortization of losses	Interest and other miscellaneous (expense) income, net	—	1	—	—
Pension settlement loss	Interest and other miscellaneous (expense) income, net	5,673	—	—	—
Net periodic benefit (credit) cost		$5,644	($42)	$19	$18

(a)Prior to remeasurement of the Defined Benefit Plan due to the pension settlement, the weighted-average expected long-term rate of return on plan assets used in computing 2024 net periodic benefit cost for benefits was 5.0%. Following the pension settlement, the expected long-term rate of return on plan assets used in computing 2024 net periodic benefit cost for pension benefits is 3.1%.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

16.    INCOME TAXES

Rayonier is a REIT under the Internal Revenue Code and therefore generally does not pay U.S. federal or state income tax. As of March 31, 2024, Rayonier owns a 98.6% interest in the Operating Partnership and conducts substantially all of its timberland operations through the Operating Partnership. The taxable income or loss generated by the Operating Partnership is passed through and reported to its unit holders (including the Company) on a Schedule K-1 for inclusion in each unitholder’s income tax return.
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
PROVISION FOR INCOME TAXES
The Company’s tax expense is principally related to corporate-level tax in New Zealand and non-resident withholding tax on repatriation of earnings from New Zealand. The following table contains the income tax expense recognized on the Consolidated Statements of Income and Comprehensive Income (Loss):

	Three Months Ended March 31,
	2024	2023
Income tax benefit (expense) (a)	$832	($1,039)

(a)The three months ended March 31, 2024 includes a $1.2 million income tax benefit related to the pension settlement.
ANNUAL EFFECTIVE TAX RATE
The Company’s effective tax rate after discrete items is below the 21.0% U.S. statutory rate due to tax benefits associated with being a REIT. The following table contains the Company’s annualized effective tax rate after discrete items:

	Three Months Ended March 31,
	2024	2023
Annualized effective tax rate after discrete items	9.8%	7.9%

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

17.    ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table summarizes the changes in AOCI by component for the three months ended March 31, 2024 and the year ended December 31, 2023. All amounts are presented net of tax and exclude portions attributable to noncontrolling interests.

	Foreign currency translation (losses) gains	Net investment hedges of New Zealand subsidiary	Cash flow hedges		Employee benefit plans		Total Rayonier, L.P.	Allocation of Operating Partnership	Total Rayonier Inc.
Balance as of December 31, 2022	($18,067)	$1,321	$67,204		($10,209)		$40,249	($4,436)	$35,813
Other comprehensive (loss) income before reclassifications	(1,466)	—	10,537	(a)	(1,449)		7,622	(75)	7,547
Amounts reclassified from accumulated other comprehensive income	—	—	(21,895)		2,042	(b)	(19,853)	1,144	(18,709)
Net other comprehensive (loss) Income	(1,466)	—	(11,358)		593		(12,231)	1,069	(11,162)
Balance as of December 31, 2023	($19,533)	$1,321	$55,846		($9,616)		$28,018	($3,367)	$24,651
Other comprehensive (loss) income before reclassifications	(16,178)	—	11,090	(a)	5,110		22	—	22
Amounts reclassified from accumulated other comprehensive income	—	—	(7,020)		4,452	(b)	(2,568)	265	(2,303)
Net other comprehensive (loss) income	(16,178)	—	4,070		9,562		(2,546)	265	(2,281)
Balance as of March 31, 2024	($35,711)	$1,321	$59,916		($54)		$25,472	($3,102)	$22,370

(a)The three months ended March 31, 2024 includes $15.0 million of other comprehensive income related to interest rate products. The year ended December 31, 2023 included $10.3 million of other comprehensive income related to interest rate products. See Note 7 — Derivative Financial Instruments and Hedging Activities for additional information.
(b)This component of other comprehensive income is included in the computation of net periodic pension and post-retirement costs. The three months ended March 31, 2024 includes a pension settlement charge of $4.5 million, net of tax of $1.2 million. The year ended December 31, 2023 includes a $2.0 million pension settlement charge. See Note 15 — Employee Benefit Plans for additional information.
The following table presents details of the amounts reclassified in their entirety from AOCI to net income for the three months ended March 31, 2024 and March 31, 2023:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the Income Statement
	March 31, 2024	March 31, 2023
Realized loss (gain) on foreign currency exchange contracts	$459	($2,429)	Other operating income (expense), net
Realized loss on foreign currency option contracts	8	—	Other operating income (expense), net
Noncontrolling interests	(108)	559	Comprehensive loss attributable to noncontrolling interests
Realized gain on interest rate contracts	(7,278)	(3,463)	Interest expense, net
Income tax effect from net (loss) gain on foreign currency contracts	(101)	525	Income tax benefit (expense)
Net gain on cash flow hedges reclassified from accumulated other comprehensive income	($7,020)	($4,808)

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
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Consolidated Balance Sheets that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Restricted cash:
Restricted cash deposited with LKE intermediary	—	$1,646
Restricted cash held in escrow	677	3,316
Total restricted cash	677	4,962
Cash and cash equivalents	159,903	98,774
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$160,580	$103,736

19.    ASSETS HELD FOR SALE
Assets held for sale is composed of properties not included in inventory which are under contract and expected to be sold within 12 months that also meet the other relevant held-for-sale criteria in accordance with ASC 360-10-45-9. As of March 31, 2024 and December 31, 2023, the basis in properties meeting this classification was $10.0 million and $9.9 million, respectively. Since the basis in these properties was less than the fair value, including costs to sell, no impairment was recognized.

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
This MD&A is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors which may affect future results. Our MD&A should be read in conjunction with our Consolidated Financial Statements included in Item 1 of this report, our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”) and information contained in our subsequent reports filed with the Securities and Exchange Commission (the “SEC”).
FORWARD-LOOKING STATEMENTS
Certain statements in this document regarding anticipated financial outcomes, including our earnings guidance, if any, business and market conditions, outlook, expected dividend rate, our business strategies, expected harvest schedules, timberland acquisitions and dispositions, the anticipated benefits of our business strategies, and other similar statements relating to our future events, developments, or financial or operational performance or results, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate,” “believe,” “intend,” “project,” “anticipate” and other similar language. However, the absence of these or similar words or expressions does not mean that a statement is not forward-looking. While management believes that these forward-looking statements are reasonable when made, forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. The risk factors contained in Item 1A — Risk Factors in our 2023 Form 10-K, and similar discussions included in other reports that we subsequently file with the SEC, among others, could cause actual results or events to differ materially from our historical experience and those expressed in forward-looking statements made in this document.
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

OUR COMPANY
    We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive softwood timber growing regions in the United States and New Zealand. We invest in timberlands and actively manage them to provide current income and attractive long-term returns to our shareholders. We conduct our business through an umbrella partnership real estate investment trust (“UPREIT”) structure in which our assets are owned by our Operating Partnership and its subsidiaries. Rayonier manages the Operating Partnership as its sole general partner. Our revenues, operating income and cash flows are primarily derived from the following core business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate, and Trading. As of March 31, 2024, we owned or leased under long-term agreements approximately 2.7 million acres of timberlands located in the U.S. South (1.85 million acres), U.S. Pacific Northwest (418,000 acres) and New Zealand (422,000 gross acres or 297,000 net plantable acres).
SEGMENT INFORMATION
    The Southern Timber, Pacific Northwest Timber and New Zealand Timber segments include all activities related to the harvesting of timber and other value-added activities such as the licensing of properties for hunting, the leasing of properties for mineral extraction and cell towers, the sale of carbon credits, and revenue from land-based solutions such as carbon capture and storage, solar, and wind energy. Our New Zealand operations are conducted by Matariki Forestry Group, a joint venture (the “New Zealand subsidiary”), in which we maintain a 77% ownership interest. See Note 4 - Noncontrolling Interests for additional information regarding our noncontrolling interests in the New Zealand Timber segment.
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
ENVIRONMENTAL MATTERS
For a full description of our environmental matters, see Item 1 - “Business” in our Annual Report on Form 10-K for the year ended December 31, 2023 and our sustainability report located at our Responsible Stewardship webpage.

INDUSTRY AND MARKET CONDITIONS
    The demand for timber is directly related to the underlying demand for pulp, paper, packaging, lumber and other wood products. The significant majority of timber sold in our Southern Timber segment is consumed domestically. With a higher proportion of pulpwood, our Southern Timber segment relies heavily on downstream markets for pulp and paper, and to a lesser extent wood pellet markets. Our Pacific Northwest Timber segment relies primarily on domestic customers but also exports timber to China and Japan. The Southern Timber and Pacific Northwest Timber segments rely on the strength of U.S. lumber markets as well as underlying housing starts. Our New Zealand Timber segment sells timber to domestic New Zealand wood products mills and also exports a significant portion of its volume to Asian markets, particularly in China and South Korea. In addition to market dynamics in the Pacific Rim, the New Zealand Timber segment is subject to foreign exchange fluctuations, which can impact the operating results of the segment in U.S. dollar terms.
Pricing in our timber segments is influenced by macroeconomic factors, including residential construction activity, and can also vary considerably on a local level based on weather, the available inventory of logs, mill demand, and export market access. In our Southern Timber segment, weather-related constraints on competing supply benefited first quarter harvest volumes and net stumpage realizations. In our Pacific Northwest Timber segment, weighted-average delivered log prices remain under pressure due to weaker domestic demand and reduced export market tension. In our New Zealand Timber segment, lower levels of construction activity in China continue to negatively impact export market demand and prices.
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
Our Real Estate segment is exposed to changes in interest and mortgage rates as higher rates could negatively impact buyer demand for the properties we sell. However, our improved development projects, specifically Wildlight, our development project north of Jacksonville, Florida, and Heartwood, our development project south of Savannah, Georgia, continue to benefit from favorable migration and demographic trends, which have thus far outweighed the impacts of higher interest rates.
For additional information on market conditions impacting our business, see Results of Operations.

CRITICAL ACCOUNTING ESTIMATES
    The preparation of financial statements requires us to make estimates, assumptions and judgments that affect our assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information we believe are reasonable. Actual results may differ from these estimates. For a full description of our critical accounting policies, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2023 Form 10-K.
ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED
See Note 1 — Basis of Presentation for a summary of recently issued accounting standards.

DISCUSSION OF TIMBER INVENTORY AND SUSTAINABLE YIELD
    See Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield in our 2023 Form 10-K.
OUR TIMBERLANDS
    Our timber operations are disaggregated into three geographically distinct segments: Southern Timber, Pacific Northwest Timber and New Zealand Timber. The following tables provide a breakdown of our timberland holdings as of March 31, 2024 and December 31, 2023:

(acres in 000s)	As of March 31, 2024			As of December 31, 2023
	Owned	Leased	Total	Owned	Leased	Total
Southern
Alabama	250	5	255	250	5	255
Arkansas	—	2	2	—	2	2
Florida	361	36	397	361	36	397
Georgia	612	50	662	612	50	662
Louisiana	146	—	146	147	—	147
Oklahoma	91	—	91	91	—	91
South Carolina	15	—	15	16	—	16
Texas	281	—	281	282	—	282
	1,756	93	1,849	1,759	93	1,852

Pacific Northwest
Oregon	6	—	6	6	—	6
Washington	408	4	412	408	4	412
	414	4	418	414	4	418

New Zealand (a)	188	234	422	188	233	421
Total	2,358	331	2,689	2,361	330	2,691

(a)Represents legal acres owned and leased by the New Zealand subsidiary, in which we own a 77% interest. As of March 31, 2024, legal acres in New Zealand consisted of 297,000 plantable acres and 125,000 non-productive acres.

The following tables detail activity for owned and leased acres in our timberland holdings by state from December 31, 2023 to March 31, 2024:

(acres in 000s)	Acres Owned
	December 31, 2023	Acquisitions	Sales	Other	March 31, 2024
Southern
Alabama	250	—	—	—	250
Florida	361	—	—	—	361
Georgia	612	—	—	—	612
Louisiana	147	—	(1)	—	146
Oklahoma	91	—	—	—	91
South Carolina	16	—	(1)	—	15
Texas	282	—	(1)	—	281
	1,759	—	(3)	—	1,756

Pacific Northwest
Oregon	6	—	—	—	6
Washington	408	—	—	—	408
	414	—	—	—	414

New Zealand (a)	188	—	—	—	188
Total	2,361	—	(3)	—	2,358

(a)Represents legal acres owned by the New Zealand subsidiary, in which we have a 77% interest.

(acres in 000s)	Acres Leased
	December 31, 2023	New Leases	Sold/Expired Leases	Other (a)	March 31, 2024
Southern
Alabama	5	—	—	—	5
Arkansas	2	—	—	—	2
Florida	36	—	—	—	36
Georgia	50	—	—	—	50
	93	—	—	—	93

Pacific Northwest
Washington (b)	4	—	—	—	4

New Zealand (c)	233	—	—	1	234
Total	330	—	—	1	331

(a)Includes adjustments for land mapping reviews.
(b)Primarily timber reservations acquired in the merger with Pope Resources.
(c)Represents legal acres leased by the New Zealand subsidiary, in which we have a 77% interest.

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS
The following table provides key financial information by segment and on a consolidated basis:

	Three Months Ended March 31,
Financial Information (in millions)	2024	2023
Sales
Southern Timber	$70.0	$71.8
Pacific Northwest Timber	25.2	34.4
New Zealand Timber	45.7	44.1
Real Estate
Improved Development	1.8	4.8
Rural	8.7	6.5
Timberland & Non-Strategic	0.6	1.6
Deferred Revenue/Other (a)	4.4	3.3
Total Real Estate	15.6	16.3
Trading	11.8	12.6
Intersegment Eliminations	(0.1)	(0.1)
Total Sales	$168.1	$179.1

Operating Income (Loss)
Southern Timber	$23.0	$22.2
Pacific Northwest Timber	(4.4)	(3.5)
New Zealand Timber (b)	7.4	(0.7)
Real Estate	(0.1)	0.9
Trading	—	0.3
Corporate and Other	(9.8)	(8.6)
Operating Income	16.2	10.6
Interest expense, net	(9.7)	(11.7)
Interest and other miscellaneous (expense) income, net (c)	(5.0)	9.6
Income tax benefit (expense) (d)	0.8	(1.1)
Net Income	2.3	7.4
Less: Net (income) loss attributable to noncontrolling interests in consolidated affiliates	(0.9)	1.1
Net Income Attributable to Rayonier, L.P.	$1.4	$8.5
Less: Net income attributable to noncontrolling interests in the operating partnership	—	(0.2)
Net Income Attributable to Rayonier Inc.	$1.4	$8.3

Adjusted EBITDA (e)
Southern Timber	$44.8	$42.8
Pacific Northwest Timber	4.7	7.1
New Zealand Timber	11.4	6.1
Real Estate	4.6	6.6
Trading	—	0.3
Corporate and Other	(9.3)	(8.2)
Total Adjusted EBITDA	$56.2	$54.7

(a)Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.
(b)The three months ended March 31, 2023 includes $2.3 million of timber write-offs resulting from casualty events.
(c)The three months ended March 31, 2024 includes $5.7 million of pension settlement charges and $1.3 million of net costs associated with legal settlements. The three months ended March 31, 2023 includes $9.1 million of net recoveries associated with legal settlements.
(d)The three months ended March 31, 2024 includes a $1.2 million income tax benefit related to the pension settlement.
(e)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended March 31,
Southern Timber Overview	2024	2023
Sales Volume (in thousands of tons)
Pine Pulpwood	1,016	979
Pine Sawtimber	922	886
Total Pine Volume	1,938	1,865
Hardwood	69	28
Total Volume	2,007	1,893

% Delivered Volume (vs. Total Volume)	30%	36%
% Pine Sawtimber Volume (vs. Total Pine Volume)	48%	48%
% Export Volume (vs. Total Volume) (a)	1%	2%

Net Stumpage Pricing (dollars per ton)
Pine Pulpwood	$16.89	$17.32
Pine Sawtimber	30.62	31.57
Weighted Average Pine	$23.42	$24.09
Hardwood	13.35	20.07
Weighted Average Total	$23.07	$24.03

Summary Financial Data (in millions of dollars)
Timber Sales	$60.9	$62.4
Less: Cut and Haul	(13.4)	(15.7)
Less: Port and Freight	(1.2)	(1.5)
Net Stumpage Sales	$46.3	$45.3

Land-Based Solutions (b)	1.7	0.8
Other Non-Timber Sales	7.4	8.6
Total Sales	$70.0	$71.8

Operating Income	$23.0	$22.2
(+) Depreciation, depletion and amortization	21.8	20.6
Adjusted EBITDA (c)	$44.8	$42.8

Other Data
Period-End Acres (in thousands)	1,849	1,910

(a)Estimated percentage of export volume, which includes volumes sold to third-party exporters in addition to direct exports through our log export program.
(b)Consists of sales from carbon capture and storage (“CCS”), solar and wind energy contracts.
(c)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended March 31,
Pacific Northwest Timber Overview	2024	2023
Sales Volume (in thousands of tons)
Pulpwood	53	77
Domestic Sawtimber (a)	245	284
Export Sawtimber	19	23
Total Volume	317	384

% Delivered Volume (vs. Total Volume)	88%	97%
% Sawtimber Volume (vs. Total Volume)	83%	80%
% Export Volume (vs. Total Volume) (b)	8%	13%

Delivered Log Pricing (in dollars per ton)
Pulpwood	$29.31	$48.23
Domestic Sawtimber	84.31	93.12
Export Sawtimber (c)	137.76	163.16
Weighted Average Log Price	$78.54	$88.17

Summary Financial Data (in millions of dollars)
Timber Sales	$24.2	$33.5
Less: Cut and Haul	(10.8)	(17.2)
Less: Port and Freight	(1.2)	(1.4)
Net Stumpage Sales	$12.2	$14.9

Non-Timber Sales	1.0	0.9
Total Sales	$25.2	$34.4

Operating Loss	($4.4)	($3.5)
(+) Depreciation, depletion and amortization	9.1	10.6
Adjusted EBITDA (d)	$4.7	$7.1

Other Data
Period-End Acres (in thousands)	418	474
Sawtimber (in dollars per MBF) (e)	$650	$730

(a)Includes volumes sold to third-party exporters.
(b)Estimated percentage of export volume, which includes volumes sold to third-party exporters in addition to direct exports through our log export program.
(c)Pricing is reported on a CFR basis (i.e., inclusive of export costs and freight).
(d)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.
(e)Delivered Sawtimber excluding chip-n-saw.

	Three Months Ended March 31,
New Zealand Timber Overview	2024	2023
Sales Volume (in thousands of tons)
Domestic Pulpwood (Delivered)	50	55
Domestic Sawtimber (Delivered)	135	137
Export Pulpwood (Delivered)	63	42
Export Sawtimber (Delivered)	232	247
Total Volume	480	481

% Delivered Volume (vs. Total Volume)	100%	100%
% Sawtimber Volume (vs. Total Volume)	76%	80%
% Export Volume (vs. Total Volume) (a)	61%	60%

Delivered Log Pricing (in dollars per ton)
Domestic Pulpwood	$33.00	$33.37
Domestic Sawtimber	68.13	71.58
Export Sawtimber	108.72	112.97
Weighted Average Log Price	$87.87	$90.99

Summary Financial Data (in millions of dollars)
Timber Sales	$42.2	$43.8
Less: Cut and Haul (b)	(16.6)	(17.2)
Less: Port and Freight (b)	(12.1)	(11.8)
Net Stumpage Sales	$13.5	$14.8

Carbon Credit Sales	3.4	—
Other Non-Timber Sales	0.1	0.3
Total Sales	$45.7	$44.1

Operating Income (Loss)	$7.4	($0.7)
(+) Timber write-offs resulting from casualty events (c)	—	2.3
(+) Depreciation, depletion and amortization	4.0	4.5
Adjusted EBITDA (d)	$11.4	$6.1

Other Data
New Zealand Dollar to U.S. Dollar Exchange Rate (e)	0.6165	0.6300
Net Plantable Period-End Acres (in thousands)	297	297
Export Sawtimber (in dollars per JAS m3)	$126.41	$131.35
Domestic Sawtimber (in $NZD per tonne)	$121.56	$124.98

(a)Percentage of export volume reflects direct exports through our log export program.
(b)Prior period has been restated to reclassify certain export related costs from cut and haul to port and freight.
(c)Timber write-offs resulting from casualty events includes the write-off of merchantable and pre-merchantable timber volume damaged by casualty events that cannot be salvaged.
(d)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.
(e)Represents the period-average rate.

	Three Months Ended March 31,
Real Estate Overview	2024	2023
Sales (in millions of dollars)
Improved Development (a)	$1.8	$4.8
Rural	8.7	6.5
Timberland & Non-Strategic	0.6	1.6
Deferred Revenue/Other (b)	4.4	3.3
Total Sales	$15.6	$16.3

Acres Sold
Improved Development (a)	6.0	27.9
Rural	1,498	1,531
Timberland & Non-Strategic	430	528
Total Acres Sold	1,933	2,087

Gross Price per Acre (dollars per acre)
Improved Development (a)	$303,156	$172,420
Rural	5,828	4,245
Timberland & Non-Strategic	1,421	3,100
Weighted Average (Total)	$5,774	$6,200
Weighted Average (Adjusted) (c)	$4,845	$3,952

Operating (Loss) Income	($0.1)	$0.9
(+) Depreciation, depletion and amortization	1.7	1.5
(+) Non-cash cost of land and improved development	3.0	4.2
Adjusted EBITDA (d)	$4.6	$6.6

(a)Reflects land with capital invested in infrastructure improvements.
(b)Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.
(c)Excludes Improved Development.
(d)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended March 31,
Trading Overview	2024	2023
Sales Volume (in thousands of tons)
U.S.	23	13
NZ	83	92
Total Volume	105	105

Summary Financial Data (in millions of dollars)
Trading Sales	$11.3	$12.1
Non-Timber Sales	0.4	0.5
Total Sales	$11.8	$12.6

Operating Income	—	$0.3
Adjusted EBITDA (a)	—	$0.3

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended March 31,
Capital Expenditures By Segment (in millions of dollars)	2024	2023
Timber Capital Expenditures
Southern Timber
Reforestation, silviculture and other capital expenditures	$7.0	$6.9
Property taxes	2.0	2.0
Lease payments	0.4	0.5
Allocated overhead	1.6	1.5
Subtotal Southern Timber	$11.0	$10.8
Pacific Northwest Timber
Reforestation, silviculture and other capital expenditures	2.7	3.0
Property taxes	0.2	0.3
Allocated overhead	1.3	1.3
Subtotal Pacific Northwest Timber	$4.1	$4.5
New Zealand Timber
Reforestation, silviculture and other capital expenditures	1.7	2.0
Property taxes	0.2	0.2
Lease payments	1.0	0.4
Allocated overhead	0.7	0.7
Subtotal New Zealand Timber	$3.6	$3.3
Total Timber Segments Capital Expenditures	$18.7	$18.7
Real Estate	0.1	0.1
Corporate	0.1	—
Total Capital Expenditures	$18.9	$18.7

Timberland Acquisitions
Southern Timber	—	$5.1
Pacific Northwest Timber	—	3.6
Timberland Acquisitions	—	$8.7

Real Estate Development Investments (a)	$5.5	$7.8

(a)Represents investments in master infrastructure or entitlements in our real estate development projects. Real Estate Development Investments are amortized as the underlying properties are sold and included in Non-Cash Cost of Land and Improved Development.

    The following tables summarize sales, operating income (loss) and Adjusted EBITDA variances for March 31, 2024 versus March 31, 2023 (millions of dollars):

Sales	Southern Timber		Pacific Northwest Timber		New Zealand Timber		Real Estate		Trading	Intersegment Eliminations	Total
Three Months Ended March 31, 2023	$71.8		$34.4		$44.1		$16.3		$12.6	($0.1)	$179.1
Volume	2.7		(2.6)		(0.1)		(0.9)		0.1	—	(0.8)
Price	(1.9)		(0.4)		(1.7)		(1.0)		(0.9)	—	(5.9)
Non-timber sales	(0.3)		—		3.2		—		—	—	2.9
Foreign exchange (a)	—		—		(0.3)		—		—	—	(0.3)
Other	(2.3)	(b)	(6.2)	(b)	0.5	(c)	1.2	(d)	—	—	(6.9)
Three Months Ended March 31, 2024	$70.0		$25.2		$45.7		$15.6		$11.8	($0.1)	$168.1

(a)    Net of currency hedging impact.
(b)    Includes variance due to stumpage versus delivered sales.
(c)    Includes variance due to domestic versus export sales.
(d)    Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.

Operating Income (Loss)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
Three Months Ended March 31, 2023	$22.2	($3.5)	($0.7)	$0.9	$0.3	($8.6)	$10.6
Volume	1.5	(0.2)	—	(0.5)	—	—	0.8
Price (a)	(1.9)	(0.4)	(1.7)	(1.0)	—	—	(5.0)
Cost	1.7	—	0.5	(0.4)	(0.3)	(1.1)	0.4
Non-timber income (b)	(0.5)	—	3.3	—	—	—	2.8
Foreign exchange (c)	—	—	3.4	—	—	—	3.4
Depreciation, depletion & amortization	—	(0.3)	0.3	(0.3)	—	(0.1)	(0.4)
Non-cash cost of land and improved development	—	—	—	0.8	—	—	0.8
Other (d)	—	—	2.3	0.4	—	—	2.8
Three Months Ended March 31, 2024	$23.0	($4.4)	$7.4	($0.1)	—	($9.8)	$16.2

(a)For Timber segments, price reflects net stumpage realizations (i.e., net of cut and haul and shipping costs). For Real Estate, price is presented net of cash closing costs.
(b)For the Southern Timber segment, includes income from carbon capture and storage (“CCS”), solar and wind energy contracts. For the New Zealand Timber segment, includes income from carbon credit sales.
(c)Net of currency hedging impact.
(d)New Zealand Timber includes $2.3 million of timber write-offs resulting from casualty events in Q1 2023. Real Estate includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
Three Months Ended March 31, 2023	$42.8	$7.1	$6.1	$6.6	$0.3	($8.2)	$54.7
Volume	2.7	(2.0)	(0.1)	(0.9)	—	—	(0.3)
Price (b)	(1.9)	(0.4)	(1.7)	(1.0)	—	—	(5.0)
Cost	1.7	—	0.5	(0.4)	(0.3)	(1.1)	0.4
Non-timber income (c)	(0.5)	—	3.3	—	—	—	2.8
Foreign exchange (d)	—	—	3.3	—	—	—	3.3
Other (e)	—	—	—	0.3	—	—	0.3
Three Months Ended March 31, 2024	$44.8	$4.7	$11.4	$4.6	—	($9.3)	$56.2

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators below.
(b)For Timber segments, price reflects net stumpage realizations (i.e., net of cut and haul and shipping costs). For Real Estate, price is presented net of cash closing costs.
(c)For the Southern Timber segment, includes income from carbon capture and storage (“CCS”), solar and wind energy contracts. For the New Zealand Timber segment, includes income from carbon credit sales.
(d)Net of currency hedging impact.
(e)Real Estate includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.
SOUTHERN TIMBER
    First quarter sales of $70.0 million decreased $1.9 million, or 3%, versus the prior year period. Harvest volumes increased 6% to 2.01 million tons versus 1.89 million tons in the prior year period, as we benefited from weather-related constraints on competing supply. Average pine sawtimber stumpage realizations decreased 3% to $30.62 per ton versus $31.57 per ton in the prior year period, primarily due to a less favorable geographic mix. Average pine pulpwood stumpage realizations decreased 2% to $16.89 per ton versus $17.32 per ton in the prior year period, which was also primarily driven by an unfavorable geographic mix. Overall, weighted-average net stumpage realizations (including hardwood) decreased 4% to $23.07 per ton versus $24.03 per ton in the prior year period. Non-timber sales of $9.1 million decreased 3% versus the prior year period, as lower pipeline easement revenues were partially offset by growth in our land-based solutions business. Operating income of $23.0 million increased $0.8 million versus the prior year period due to favorable costs ($1.7 million) and higher volumes ($1.5 million), partially offset by lower net stumpage realizations ($1.9 million) and lower non-timber income ($0.5 million). First quarter Adjusted EBITDA of $44.8 million was 5%, or $2.0 million, above the prior year period.
PACIFIC NORTHWEST TIMBER
First quarter sales of $25.2 million decreased $9.2 million, or 27%, versus the prior year period. Harvest volumes decreased 17% to 317,000 tons versus 384,000 tons in the prior year period, primarily due to the Large Disposition we completed in Oregon in late 2023. Average delivered prices for domestic sawtimber decreased 9% to $84.31 per ton versus $93.12 per ton in the prior year period due to a combination of weaker demand from domestic lumber mills, reduced export market tension, and an unfavorable species mix, as a lower proportion of Douglas-Fir sawtimber was harvested in the current year period. Average delivered pulpwood prices decreased 39% to $29.31 per ton versus $48.23 per ton in the prior year period, as supply constraints and strong end-market demand significantly benefited the prior year period. An operating loss of $4.4 million versus an operating loss of $3.5 million in the prior year period was driven by lower net stumpage realizations ($0.4 million), higher depletion expense ($0.3 million), and lower volumes ($0.2 million). First quarter Adjusted EBITDA of $4.7 million was 34%, or $2.4 million, below the prior year period.
NEW ZEALAND TIMBER
    First quarter sales of $45.7 million increased $1.6 million, or 4%, versus the prior year period. Sales volumes of 480,000 tons were relatively flat versus the prior year period. Average delivered prices for export sawtimber decreased 4% to $108.72 per ton versus $112.97 per ton in the prior year period, driven by weaker construction demand in China. Average delivered prices for domestic sawtimber declined 5% to $68.13 per ton versus $71.58 per ton in the prior year period. The decrease in domestic sawtimber prices was primarily driven by weaker domestic demand and decreased competition from export markets, coupled with the decline in the NZ$/US$ exchange rate (US$0.62 per NZ$1.00 versus US$0.63 per NZ$1.00). Excluding the impact of foreign exchange rates, domestic sawtimber prices decreased 3% versus the prior year period. First quarter non-timber / carbon credit sales totaled $3.5 million versus $0.3 million in the prior year period. Operating income of $7.4 million increased $8.1 million versus the prior year period due to favorable foreign exchange impacts ($3.4 million), higher carbon credit income ($3.3 million), the prior year write-off of timber basis due to a tropical cyclone casualty event ($2.3 million), lower costs ($0.5 million), and lower depletion rates ($0.3 million), partially offset by lower net stumpage realizations ($1.7 million). First quarter Adjusted EBITDA of $11.4 million was 88%, or $5.4 million, above the prior year period.
REAL ESTATE
First quarter sales of $15.6 million decreased $0.7 million versus the prior year period, while operating loss of $0.1 million decreased $1.0 million versus the prior year period. Sales and operating income decreased versus the prior year period due to fewer acres sold (1,933 acres sold versus 2,087 acres sold in the prior year period) and lower weighted-average prices ($5,774 per acre versus $6,200 per acre in the prior year period), partially offset by favorable deferred revenue adjustments.
Improved Development sales of $1.8 million consisted of two transactions in the Heartwood development project south of Savannah, Georgia, including a 3.1-acre multi-tenant retail parcel for $1.0 million ($321,000 per acre) and 18 finished residential lots for $0.8 million (a base price before true-up of $46,000 per lot or $284,000 per acre). This compares to Improved Development sales of $4.8 million in the prior year period.
Rural sales of $8.7 million consisted of 1,498 acres at an average price of $5,828 per acre. This compares to prior year period sales of $6.5 million, which consisted of 1,531 acres at an average price of $4,245 per acre.
Timberland & Non-Strategic sales of $0.6 million consisted of a 430-acre transaction for $1,421 per acre. This compares to prior year period sales of $1.6 million, which consisted of a 528-acre transaction for $3,100 per acre.
First quarter Adjusted EBITDA of $4.6 million decreased $2.0 million versus the prior year period.
TRADING
    First quarter sales of $11.8 million decreased $0.8 million versus the prior year period, primarily due to lower prices. Sales volumes of 105,000 tons remained flat versus the prior year period. The Trading segment generated breakeven results versus operating income of $0.3 million in the prior year period.
OTHER ITEMS
CORPORATE AND OTHER EXPENSE / ELIMINATIONS
    First quarter corporate and other operating expenses of $9.8 million increased $1.2 million versus the prior year period, primarily due to higher compensation and benefits expenses and professional services fees. Compensation and benefits expenses were elevated versus the prior year quarter primarily due to the acceleration of equity compensation expense for retirement-eligible employees.
INTEREST EXPENSE
    First quarter interest expense of $9.7 million decreased $2.0 million versus the prior year period, primarily due to lower average outstanding debt.
INTEREST AND OTHER MISCELLANEOUS (EXPENSE) INCOME, NET
    First quarter interest and other miscellaneous (expense) income includes a $5.7 million pension settlement charge and $1.3 million of net costs associated with legal settlements. The prior year period includes $9.1 million of net recoveries associated with legal settlements.
INCOME TAX BENEFIT (EXPENSE)
    First quarter net income tax benefit of $0.8 million versus income tax expense of $1.1 million in the prior year period was primarily due to a $1.2 million tax benefit associated with the pension termination and settlement.

OUTLOOK
In our Southern Timber segment, we anticipate lower quarterly harvest volumes for the remainder of the year. We expect that pine stumpage realizations will decrease modestly over the remainder of the year due to a less favorable geographic mix and a relatively higher proportion of thinning volume. Further, we continue to expect higher non-timber income for full-year 2024 relative to full-year 2023 driven by growth in our land-based solutions business.
In our Pacific Northwest Timber segment, we expect harvest volumes to increase during the second half of the year. We believe that market conditions have generally stabilized, and we expect that end-market demand will improve modestly over the course of the year. We further expect weighted-average delivered log prices will increase modestly into the second half of the year as mill inventories continue to normalize.
In our New Zealand Timber segment, we anticipate higher quarterly harvest volumes for the remainder of the year. We expect weighted-average log prices to decline modestly in the near term before rebounding in the second half of the year due to lower expected log supply into China. Following the recent pull back in carbon credit pricing, we now anticipate the full-year contribution from carbon credit sales to be comparable with the prior year.
In our Real Estate segment, we expect higher transaction volume and operating results in the second quarter.
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
UPDATE ON INITIATIVES TO ENHANCE SHAREHOLDER VALUE
    We are continuing to make progress toward our $1 billion disposition target, and we are actively evaluating several large-scale transactions. Specifically, we are currently marketing approximately 115,000 acres in Washington state, and we have further identified approximately 100,000 acres in the U.S. South that may be suitable for disposition. In addition, we are evaluating strategic alternatives for our New Zealand joint venture interest and have engaged a financial advisor to assist us with this process. We expect to provide additional information as it becomes available.
SUMMARY OF LIQUIDITY AND FINANCING COMMITMENTS

	March 31,	December 31,
(millions of dollars)	2024	2023
Cash and cash equivalents	$159.9	$207.7
Total debt (a)	1,368.7	1,372.7
Noncontrolling interests in the operating partnership	69.6	81.7
Shareholders’ equity	1,845.6	1,877.6
Total capitalization (total debt plus permanent and temporary equity)	3,283.9	3,332.0
Debt to capital ratio	42%	41%
Net debt to enterprise value (b)(c)	19%	19%

(a)Total debt as of March 31, 2024 and December 31, 2023 reflects principal on long-term debt, gross of deferred financing costs and unamortized discounts.
(b)Net debt is calculated as total debt less cash and cash equivalents.
(c)Enterprise value based on market capitalization (including Rayonier, L.P. “OP” units) plus net debt based on Rayonier’s share price of $33.24 and $33.41 as of March 31, 2024 and December 31, 2023, respectively.

AT-THE-MARKET (“ATM”) EQUITY OFFERING PROGRAM
On November 4, 2022 we entered into a new distribution agreement with a group of sales agents through which we may sell common shares, from time to time, having an aggregate sales price of up to $300 million (the “2022 ATM Program”). As of March 31, 2024, $269.7 million remains available for issuance under the 2022 ATM Program.
The following table outlines common share issuances pursuant to our ATM program (dollars in millions):

	Three Months Ended March 31,
	2024	2023
Common shares issued under the ATM program	—	400
Average price of common shares issued under the ATM program	—	$34.03
Gross proceeds from common shares issued under the ATM program	—	—
Commissions	—	—
CASH FLOWS
The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2024 and 2023:

(millions of dollars)	2024	2023
Cash provided by (used for):
Operating activities	$52.3	$64.0
Investing activities	(24.0)	(32.2)
Financing activities	(75.1)	(43.1)

CASH PROVIDED BY OPERATING ACTIVITIES
    Cash provided by operating activities decreased $11.7 million from the prior year period primarily due to changes in working capital.
CASH USED FOR INVESTING ACTIVITIES
    Cash used for investing activities decreased $8.2 million from the prior year period due to lower cash used for timberland acquisitions ($8.7 million) and lower real estate development investments ($2.3 million), partially offset by lower proceeds from other investing activities ($2.7 million) and higher capital expenditures ($0.1 million).
CASH USED FOR FINANCING ACTIVITIES
    Cash used for financing activities increased $32.0 million from the prior year period. This is primarily due to higher dividends paid on common shares ($30.1 million), higher distributions to noncontrolling interests in consolidated affiliates ($1.7 million), and higher distributions to noncontrolling interests in the operating partnership ($0.3 million).

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

Significant long-term uses of cash include the following (in millions):

Future uses of cash (in millions)	Total	Payments Due by Period
		2024	2025-2026	2027-2028	Thereafter
Long-term debt (a)	$1,368.7	—	$244.7	$474.0	$650.0
Interest payments on long-term debt (b)	326.9	59.7	140.1	90.4	36.7
Operating leases — timberland (c)	186.8	7.2	15.7	14.5	149.4
Operating leases — PP&E, offices (c)	5.5	1.0	1.4	0.8	2.3
Commitments — real estate projects	45.3	33.7	2.3	2.3	7.0
Commitments — derivatives (d)	2.8	1.7	1.0	0.1	—
Commitments — environmental remediation (e)	19.1	14.3	1.3	0.8	2.7
Commitments — other (f)	2.6	2.0	0.6	—	—
Total	$1,957.7	$119.6	$407.1	$582.9	$848.1

(a)The book value of long-term debt, net of deferred financing costs and unamortized discounts, is currently recorded at $1,362.0 million on our Consolidated Balance Sheets, but upon maturity the liability will be $1,368.7 million. See Note 6 - Debt for additional information.
(b)Projected interest payments for variable-rate debt were calculated based on outstanding principal amounts and interest rates as of March 31, 2024 and excludes the impact of hedging.
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
(f)Commitments — other includes $1.2 million related to the pension plan termination. See Note 15 - Employee Benefit Plans for additional information.

We expect to fund future uses of cash with a combination of existing cash balances, cash generated by operating activities, the remaining issuances available under the Company’s ATM Program, Large Dispositions and the use of our revolving credit facilities. We believe we have sufficient sources of funding to meet our business requirements for the next 12 months and in the longer term.

EXPECTED 2024 EXPENDITURES
Capital expenditures in 2024 are expected to be between $83 million and $88 million, excluding any strategic timberland acquisitions we may make. Capital expenditures are expected to primarily consist of seedling planting, fertilization and other silvicultural activities, property taxes, lease payments, allocated overhead and other capitalized costs. Aside from capital expenditures, we may also acquire timberland as we actively evaluate acquisition opportunities.
We anticipate real estate development investments in 2024 to be between $30 million and $34 million, net of reimbursements from community development bonds. Expected real estate development investments are primarily related to Wildlight, our mixed-use community development project located north of Jacksonville, Florida and Heartwood, our mixed-use development project located in Richmond Hill just south of Savannah, Georgia.
Our 2024 dividend payments on Rayonier Inc. common shares and distributions to Rayonier, L.P. unitholders, excluding the additional dividend and distribution paid on January 12, 2024 to shareholders of record on December 29, 2023, are expected to be approximately $171 million and $2 million, respectively, assuming no change in the quarterly dividend rate of $0.285 per share or partnership unit, or material changes in the number of shares or partnership units outstanding.
Future share repurchases, if any, will depend on the Company’s liquidity and cash flow, as well as general market conditions and other considerations including capital allocation priorities.

We made cash contributions in 2024 of $2.7 million in order to fund the Defined Benefit Plan on a plan termination basis. Additionally, we anticipate settling the Excess Benefit Plan with lump sum payments upon termination of the Defined Benefit Plan with cash contributions of approximately $1.2 million. See Note 15 — Employee Benefit Plans for additional information.
Full-year 2024 cash tax payments are expected to be between $5.0 million and $8.0 million, primarily related to the New Zealand subsidiary.
OFF-BALANCE SHEET ARRANGEMENTS
We utilize off-balance sheet arrangements to provide credit support for certain suppliers and vendors in case of their default on critical obligations, and collateral for outstanding claims under our previous workers’ compensation self-insurance programs. These arrangements consist of standby letters of credit and surety bonds. As part of our ongoing operations, we also periodically issue guarantees to third parties. Off-balance sheet arrangements are not considered a source of liquidity or capital resources and do not expose us to material risks or material unfavorable financial impacts. See Note 11 — Guarantees for details on the letters of credit and surety bonds as of March 31, 2024.
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
The summarized balance sheet information for the consolidated obligor group of debt issued by Rayonier, L.P. for the three months ended March 31, 2024 and year ended December 31, 2023 are provided in the table below:

(in millions)	March 31, 2024	December 31, 2023
Current assets	$151.3	$197.5
Non-current assets	108.3	98.8
Current liabilities	22.8	60.0
Non-current liabilities	2,277.0	2,181.6
Due to non-guarantors	957.2	861.5
The summarized results of operations information for the consolidated obligor group of debt issued by Rayonier, L.P. for the three months ended March 31, 2024 and year ended December 31, 2023 are provided in the table below:

(in millions)	March 31, 2024	December 31, 2023
Cost and expenses	($8.2)	($32.3)
Operating loss	(8.2)	(32.3)
Net loss	(18.9)	(70.5)
Revenue from non-guarantors	168.1	1,108.9

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
We reconcile Adjusted EBITDA to Net Income for the consolidated Company and to Operating Income for the segments, as those are the most comparable GAAP measures for each. The following table provides a reconciliation of Net Income to Adjusted EBITDA for the respective periods (in millions of dollars):

	Three Months Ended March 31,
	2024	2023
Net Income to Adjusted EBITDA Reconciliation
Net Income	$2.3	$7.4
Interest, net and miscellaneous income	7.7	11.2
Income tax (benefit) expense (a)	(0.8)	1.1
Depreciation, depletion and amortization	37.1	37.6
Non-cash cost of land and improved development	3.0	4.2
Timber write-offs resulting from casualty events (b)	—	2.3
Non-operating expense (income) (c)	7.0	(9.1)
Adjusted EBITDA	$56.2	$54.7

(a)The three months ended March 31, 2024 includes a $1.2 million income tax benefit related to the pension settlement.
(b)Timber write-offs resulting from casualty events includes the write-off of merchantable and pre-merchantable timber volume damaged by casualty events which cannot be salvaged.
(c)The three months ended March 31, 2024 includes $5.7 million of pension settlement charges and $1.3 million of net costs associated with legal settlements. The three months ended March 31, 2023 includes $9.1 million of net recoveries associated with legal settlements.

The following tables provide a reconciliation of Operating Income (Loss) by segment to Adjusted EBITDA by segment for the respective periods (in millions of dollars):

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
March 31, 2024
Operating income (loss)	$23.0	($4.4)	$7.4	($0.1)	—	($9.8)	$16.2
Depreciation, depletion and amortization	21.8	9.1	4.0	1.7	—	0.4	37.1
Non-cash cost of land and improved development	—	—	—	3.0	—	—	3.0
Adjusted EBITDA	$44.8	$4.7	$11.4	$4.6	—	($9.3)	$56.2

March 31, 2023
Operating income (loss)	$22.2	($3.5)	($0.7)	$0.9	$0.3	($8.6)	$10.6
Timber write-offs resulting from casualty events (a)	—	—	2.3	—	—	—	2.3
Depreciation, depletion and amortization	20.6	10.6	4.5	1.5	—	0.4	37.6
Non-cash cost of land and improved development	—	—	—	4.2	—	—	4.2
Adjusted EBITDA	$42.8	$7.1	$6.1	$6.6	$0.3	($8.2)	$54.7

(a)Timber write-offs resulting from casualty events includes the write-off of merchantable and pre-merchantable timber volume damaged by casualty events which cannot be salvaged.

The following table provides a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Three Months Ended March 31,
	2024	2023
Cash provided by operating activities	$52.3	$64.0
Capital expenditures (a)	(18.9)	(18.7)
Net cost (recovery) on legal settlements (b)	1.3	(9.1)
Working capital and other balance sheet changes	2.1	(5.8)
CAD	$36.8	$30.4
Mandatory debt repayments	—	—
CAD after mandatory debt repayments	$36.8	$30.4

Cash used for investing activities	($24.0)	($32.2)
Cash used for financing activities	($75.1)	($43.1)

(a)Capital expenditures exclude timberland acquisitions and real estate development investments.
(b)Net cost (recovery) on legal settlements reflects the net loss (gain) from litigation regarding insurance claims.

The following table provides supplemental cash flow data (in millions of dollars):

	Three Months Ended March 31,
	2024	2023
Purchase of timberlands	—	($8.7)
Real Estate Development Investments	(5.5)	(7.8)
Distributions to noncontrolling interests in consolidated affiliates	(1.7)	—
LIQUIDITY FACILITIES
2024 DEBT ACTIVITY
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
Interest Rate Risk
    We are exposed to interest rate risk through our variable rate debt due to changes in SOFR. However, we use interest rate swaps to manage our exposure to interest rate movements on our term credit agreements by swapping existing and anticipated future borrowings from floating rates to fixed rates. As of March 31, 2024, we had $850 million of U.S. long-term variable rate debt outstanding on our term credit agreements.
The notional amount of outstanding interest rate swap contracts with respect to our term credit agreements at March 31, 2024 was also $850 million. The $350 million 2015 Term Loan Agreement matures in April 2028, with the associated interest rate swaps maturing in August 2024. We have entered into forward starting interest rate swaps to cover $200 million of the 2015 Term Loan Agreement through the extended maturity date. The 2016 Incremental Term Loan Agreement and associated interest rate swaps mature in May 2026, and the 2021 Incremental Term Loan Agreement and associated interest rate swaps mature in June 2029. We have entered into an interest rate swap agreement to cover $100 million of borrowings under the 2022 Incremental Term Loan Agreement through the maturity date in December 2027. At this current borrowing and derivatives level, a hypothetical one-percentage point increase/decrease in interest rates would result in no corresponding increase/decrease in interest payments and expense over a 12-month period.
    The fair market value of our fixed interest rate debt is also subject to interest rate risk. The estimated fair value of our fixed rate debt at March 31, 2024 was $449.4 million compared to the $518.7 million principal amount. We use interest rates of debt with similar terms and maturities to estimate the fair value of our debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at March 31, 2024 would result in a corresponding decrease/increase in the fair value of our fixed rate debt of approximately $24 million and $26 million, respectively.
    We estimate the periodic effective interest rate on our U.S. long-term fixed and variable rate debt to be approximately 2.7% after consideration of interest rate swaps and estimated patronage and excluding unused commitment fees on the revolving credit facility.

    The following table summarizes our outstanding debt, interest rate swaps and average interest rates, by year of expected maturity and their fair values at March 31, 2024:

(Dollars in thousands)	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Variable rate debt:
Principal amounts	—	—	$200,000	$100,000	$350,000	$200,000	$850,000	$850,000
Average interest rate (a)(b)	—	—	7.06%	7.01%	7.01%	6.96%	7.01%
Fixed rate debt:
Principal amounts	—	$20,605	$24,040	$24,040	—	$450,000	$518,685	$449,434
Average interest rate (b)	—	2.95%	3.64%	6.48%	—	2.75%	2.97%
Interest rate swaps:
Notional amount	$350,000	—	$200,000	$100,000	—	$200,000	$850,000	$46,586
Average pay rate (b)	2.18%	—	1.50%	3.72%	—	0.67%	1.85%
Average receive rate (c)	5.31%	—	5.31%	5.31%	—	5.31%	5.31%
Forward-starting interest rate swaps
Notional amount	—	—	—	—	$200,000	—	$200,000	$16,959
Average pay rate (b)	—	—	—	—	1.37%	—	1.37%
Average receive rate (c)	—	—	—	—	5.31%	—	5.31%

(a)    Excludes estimated patronage refunds.
(b)    Interest rates as of March 31, 2024.
(c)    Average daily SOFR rate as of March 31, 2024 based on a 30-day look back period.

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
Foreign Exchange Exposure
    At March 31, 2024, the New Zealand subsidiary had foreign currency exchange contracts with a notional amount of $127 million and foreign currency option contracts with a notional amount of $106 million outstanding related to foreign export sales. The amount hedged represents a portion of forecasted U.S. dollar denominated export timber and log trading sales proceeds over the next 36 months and next 2 months, respectively.
    The following table summarizes our outstanding foreign currency exchange rate risk contracts at March 31, 2024:

(Dollars in thousands)	0-1 months	1-2 months	2-3 months	3-6 months	6-12 months	12-18 months	18-24 months	24-36 months	Total	Fair Value
Foreign exchange contracts to sell U.S. dollar for New Zealand dollar
Notional amount	$8,750	$9,200	$6,000	$16,000	$18,500	$22,000	$17,000	$30,000	$127,450	($2,116)
Average contract rate	1.5982	1.6148	1.6087	1.6135	1.6740	1.6533	1.6352	1.6681	1.6437

Foreign currency option contracts to sell U.S. dollar for New Zealand dollar
Notional amount	—	—	—	$8,000	$24,000	$28,000	$10,000	$36,000	$106,000	($59)
Average strike price	—	—	—	1.6383	1.6446	1.7105	1.6880	1.6693	1.6740

Item 4.    CONTROLS AND PROCEDURES
Rayonier Inc.
DISCLOSURE CONTROLS AND PROCEDURES
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
Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of March 31, 2024.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
In the quarter ended March 31, 2024, based upon the evaluation required by Rule 13a-15(d) under the Exchange Act, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

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
Based on an evaluation of the Operating Partnership’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including Rayonier’s Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of March 31, 2024.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
In the quarter ended March 31, 2024, based upon the evaluation required by Rule 13a-15(d) under the Exchange Act, there were no changes in internal control over financial reporting that would materially affect or are reasonably likely to materially affect internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

The information set forth in Note 9 — Contingencies and in Note 10 — Environmental and Natural Resource Damage Liabilities in the “Notes to Consolidated Financial Statements” under Item 1 of Part I of this report is incorporated herein by reference.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Rayonier Inc.
REGISTERED SALES OF EQUITY SECURITIES

From time to time, the Company may issue common shares in exchange for units in the Operating Partnership. Such shares are issued based on an exchange ratio of one common share for each unit in the Operating Partnership. During the quarter ended March 31, 2024, the Company issued 350,376 common shares in exchange for an equal number of units in the Operating Partnership pursuant to the agreement of the Operating Partnership.
ISSUER REPURCHASES OF EQUITY SECURITIES

In February 2016, the Board of Directors approved the repurchase of up to $100 million of Rayonier’s common shares (the “share repurchase program”) to be made at management’s discretion. The program has no time limit and may be suspended or discontinued at any time. There were no shares repurchased under this program in the first quarter of 2024. As of March 31, 2024, there was $87.7 million, or approximately 2,639,243 shares based on the period-end closing stock price of $33.24, remaining under this program.
The following table provides information regarding our purchases of Rayonier common shares during the quarter ended March 31, 2024:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (c)
January 1 to January 31	625	$32.07	—	2,895,328
February 1 to February 29	—	—	—	2,548,023
March 1 to March 31	299	34.50	—	2,639,243
Total	924		—

(a)Includes 924 shares repurchased to satisfy tax withholding requirements related to the vesting of shares under the Rayonier Incentive Stock Plan. The price per share surrendered is based on the closing price of the Company’s common shares on the respective vesting dates of the awards.
(b)Purchases made in open-market transactions under the $100 million share repurchase program announced on February 10, 2016.
(c)Maximum number of shares authorized to be purchased under the share repurchase program at the end of January, February and March are based on month-end closing stock prices of $30.30, $34.43 and $33.24, respectively.

Rayonier, L.P.
UNREGISTERED SALES OF EQUITY SECURITIES

There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended March 31, 2024.
ISSUER REPURCHASES OF EQUITY SECURITIES

Pursuant to the Operating Partnership’s limited partnership agreement, limited partners have the right to redeem their units in the Operating Partnership for cash, or at our election, shares of Rayonier Common Stock on a one-for-one basis. During the quarter ended March 31, 2024, 350,376 units in the Operating Partnership held by limited partners were redeemed in exchange for shares of Rayonier Common Stock.

Item 5.    OTHER INFORMATION
Insider Trading Arrangements and Policies

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2024, as such terms are defined under item 408(a) of Regulation S-K.

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
101
The following financial information from Rayonier Inc. and Rayonier, L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2024, formatted in Inline Extensible Business Reporting Language (“iXBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income (Loss) for the Three Months Ended March 31, 2024 and 2023 of Rayonier Inc.; (ii) the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 of Rayonier Inc.; (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2024 and 2023 of Rayonier Inc.; (iv) the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2024 and 2023 of Rayonier Inc.; (v) the Consolidated Statements of Income and Comprehensive Income (Loss) for the Three Months Ended March 31, 2024 and 2023 of Rayonier, L.P.; (vi) the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 of Rayonier, L.P.; (vii) the Consolidated Statements of Changes in Capital for the Three Months Ended March 31, 2024 and 2023 of Rayonier, L.P.; (viii) the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2024 and 2023 of Rayonier, L.P.; and (ix) the Notes to Consolidated Financial Statements of Rayonier Inc. and Rayonier, L.P.
Filed herewith
104	The cover page from the Company’s Quarterly Report on Form 10-Q from the quarter ended March 31, 2024, formatted in Inline XBRL (included as Exhibit 101).	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER INC.

By:	/s/ APRIL TICE
April Tice Senior Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Accounting Officer)
Date: May 3, 2024

RAYONIER, L.P.

By: RAYONIER INC., its sole general partner

By:	/s/ APRIL TICE
April Tice Senior Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Accounting Officer)
Date: May 3, 2024