Form 10-Q
period 2024-06-30
RAYONIER INC; Rayonier, L.P.
filed 2024-08-08
CIK 52827, 1806931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Rayonier Inc.    Yes ☐        No  ☒    Rayonier, L.P.    Yes ☐        No  ☒
As of August 2, 2024, Rayonier Inc. had 148,981,703 Common Shares outstanding. As of August 2, 2024, Rayonier, L.P. had 2,027,814 Units outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarterly period ended June 30, 2024 of Rayonier Inc., a North Carolina corporation, and Rayonier, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Rayonier” or “the Company” mean Rayonier Inc. and references to the “Operating Partnership” mean Rayonier, L.P. References to “we,” “us,” and “our” mean collectively Rayonier Inc., the Operating Partnership and entities/subsidiaries owned or controlled by Rayonier Inc. and/or the Operating Partnership.

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

As of June 30, 2024, the Company owned a 98.7% interest in the Operating Partnership, with the remaining 1.3% interest owned by limited partners of the Operating Partnership. As the sole general partner of the Operating Partnership, Rayonier Inc. has exclusive control of the day-to-day management of the Operating Partnership.

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

i

PART I.        FINANCIAL INFORMATION

Item 1.         Financial Statements

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
SALES (NOTE 3)	$173,609	$208,865	$341,706	$387,947
Costs and Expenses
Cost of sales	(138,671)	(168,410)	(271,851)	(317,576)
Selling and general expenses	(20,603)	(18,952)	(39,581)	(35,729)
Other operating expense, net (Note 14)	(1,894)	(1,401)	(1,623)	(3,917)
	(161,168)	(188,763)	(313,055)	(357,222)
OPERATING INCOME	12,441	20,102	28,651	30,725
Interest expense, net	(9,811)	(12,457)	(19,555)	(24,158)
Interest and other miscellaneous income (expense), net	905	11,644	(4,087)	21,197
INCOME BEFORE INCOME TAXES	3,535	19,289	5,009	27,764
Income tax (expense) benefit (Note 16)	(500)	(193)	332	(1,230)
NET INCOME	3,035	19,096	5,341	26,534
Less: Net income attributable to noncontrolling interests in the Operating Partnership	(26)	(318)	(46)	(492)
Less: Net (income) loss attributable to noncontrolling interests in consolidated affiliates	(1,106)	245	(2,035)	1,281
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	1,903	19,023	3,260	27,323
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of income tax effect of $0, $0, $0 and $0	6,014	(9,203)	(10,937)	(12,937)
Cash flow hedges, net of income tax effect of $892, $560, $973 and $247	198	11,942	3,164	(378)
Pension and postretirement benefit plans, net of income tax effect of $0, $0, $1,222 and $0	—	2	9,562	3
Total other comprehensive income (loss)	6,212	2,741	1,789	(13,312)
COMPREHENSIVE INCOME	9,247	21,837	7,130	13,222
Less: Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(100)	(375)	(83)	(220)
Less: Comprehensive (income) loss attributable to noncontrolling interests in consolidated affiliates	(1,920)	989	(972)	2,023
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$7,227	$22,451	$6,075	$15,025
EARNINGS PER COMMON SHARE (NOTE 5)
Basic earnings per share attributable to Rayonier Inc.	$0.01	$0.13	$0.02	$0.18
Diluted earnings per share attributable to Rayonier Inc.	$0.01	$0.13	$0.02	$0.18

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	June 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$141,906	$207,696
Trade receivables, less allowance for doubtful accounts of $85 and $210	31,398	28,652
Other receivables	8,201	11,517
Inventory (Note 13)	23,887	31,017
Prepaid expenses	20,012	19,070
Assets held for sale (Note 19)	1,024	9,932
Other current assets	3,551	9,074
Total current assets	229,979	316,958
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,947,061	3,004,316
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 12)	135,353	105,595
PROPERTY, PLANT AND EQUIPMENT
Land	6,453	6,453
Buildings	31,187	31,251
Machinery and equipment	6,647	6,523
Construction in progress	2,056	1,841
Total property, plant and equipment, gross	46,343	46,068
Less — accumulated depreciation	(20,213)	(19,059)
Total property, plant and equipment, net	26,130	27,009
RESTRICTED CASH (NOTE 18)	677	678
RIGHT-OF-USE ASSETS	91,039	95,474
OTHER ASSETS	108,907	97,555
TOTAL ASSETS	$3,539,146	$3,647,585
LIABILITIES, NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$25,764	$26,561
Accrued taxes	5,947	4,394
Accrued payroll and benefits	8,858	14,215
Accrued interest	6,298	7,094
Pension and other postretirement benefits (Note 15)	1,223	8,444
Dividend and distribution payable	—	30,148
Deferred revenue	34,021	19,012
Other current liabilities	33,993	30,409
Total current liabilities	116,104	140,277
LONG-TERM DEBT, NET (NOTE 6)	1,363,651	1,365,773
PENSION AND OTHER POSTRETIREMENT BENEFITS, NON-CURRENT (NOTE 15)	1,453	1,441
LONG-TERM LEASE LIABILITY	84,140	87,684
LONG-TERM DEFERRED REVENUE	15,238	11,294
OTHER NON-CURRENT LIABILITIES	78,448	81,863
CONTINGENCIES (NOTE 9)
NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP (NOTE 4)	59,047	81,651
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 shares authorized, 148,979,418 and 148,299,117 shares issued and outstanding	1,515,026	1,497,641
Retained earnings	264,012	338,244
Accumulated other comprehensive income (Note 17)	27,749	24,651
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,806,787	1,860,536
Noncontrolling interests in consolidated affiliates (Note 4)	14,278	17,066
TOTAL SHAREHOLDERS’ EQUITY	1,821,065	1,877,602
TOTAL LIABILITIES, NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND SHAREHOLDERS’ EQUITY	$3,539,146	$3,647,585
See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except share data)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests in Consolidated Affiliates	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2024	148,299,117	$1,497,641	$338,244	$24,651	$17,066	$1,877,602
Net income	—	—	1,377	—	929	2,306
Net income attributable to noncontrolling interests in the Operating Partnership	—	—	(20)	—	—	(20)
Dividends ($0.285 per share) (a)	—	—	(42,777)	—	—	(42,777)
Issuance of shares under incentive stock plans	752	—	—	—	—	—
Stock-based compensation	—	3,218	—	—	—	3,218
Repurchase of common shares	(924)	(31)	—	—	—	(31)
Adjustment of noncontrolling interests in the Operating Partnership	—	—	(291)	—	—	(291)
Conversion of units into common shares	350,376	11,511	—	—	—	11,511
Pension and postretirement benefit plans	—	—	—	9,562	—	9,562
Foreign currency translation adjustment	—	—	—	(16,178)	(773)	(16,951)
Cash flow hedges	—	—	—	4,070	(1,104)	2,966
Allocation of other comprehensive loss to noncontrolling interests in the Operating Partnership	—	—	—	265	—	265
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(1,713)	(1,713)
Balance, March 31, 2024	148,649,321	$1,512,339	$296,533	$22,370	$14,405	$1,845,647
Net income	—	—	1,929	—	1,106	3,035
Net income attributable to noncontrolling interests in the Operating Partnership	—	—	(26)	—	—	(26)
Dividends ($0.285 per share) (a)	—	—	(42,517)	—	—	(42,517)
Issuance of shares under incentive stock plans	396,849	—	—	—	—	—
Stock-based compensation	—	4,904	—	—	—	4,904
Repurchase of common shares	(130,460)	(4,132)	—	—	—	(4,132)
Adjustment of noncontrolling interests in the Operating Partnership	—	—	8,093	—	—	8,093
Conversion of units into common shares	63,708	1,915	—	—	—	1,915
Foreign currency translation adjustment	—	—	—	5,728	286	6,014
Cash flow hedges	—	—	—	(330)	528	198
Allocation of other comprehensive income to noncontrolling interests in the Operating Partnership	—	—	—	(19)	—	(19)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(2,047)	(2,047)
Balance, June 30, 2024	148,979,418	$1,515,026	$264,012	$27,749	$14,278	$1,821,065

(a)For information regarding distributions to noncontrolling interests in the Operating Partnership, see the Rayonier Inc. Consolidated Statements of Cash Flows and Note 4 — Noncontrolling Interests.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CONTINUED)
(Unaudited)
(Dollars in thousands, except share data)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests in Consolidated Affiliates	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2023	147,282,631	$1,462,945	$366,637	$35,813	$15,317	$1,880,712
Net income (loss)	—	—	8,474	—	(1,037)	7,437
Net income attributable to noncontrolling interests in the Operating Partnership	—	—	(174)	—	—	(174)
Dividends ($0.285 per share) (a)	—	—	(42,172)	—	—	(42,172)
Issuance of shares under the “at-the-market” equity offering, net of commissions and offering costs of $24	400	(10)	—	—	—	(10)
Issuance of shares under incentive stock plans	1,564	—	—	—	—	—
Stock-based compensation	—	2,499	—	—	—	2,499
Repurchase of common shares	(1,167)	(41)	—	—	—	(41)
Adjustment of noncontrolling interests in the Operating Partnership	—	—	(2,376)	—	—	(2,376)
Conversion of units into common shares	729,551	23,881	—	—	—	23,881
Pension and postretirement benefit plans	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	(3,552)	(181)	(3,733)
Cash flow hedges	—	—	—	(12,504)	185	(12,319)
Allocation of other comprehensive loss to noncontrolling interests in the Operating Partnership	—	—	—	1,110	—	1,110
Balance, March 31, 2023	148,012,979	$1,489,274	$330,389	$20,868	$14,284	$1,854,815
Net income (loss)	—	—	19,341	—	(245)	19,096
Net income attributable to noncontrolling interests in the Operating Partnership	—	—	(318)	—	—	(318)
Dividends ($0.285 per share) (a)	—	—	(42,279)	—	—	(42,279)
Costs associated with the “at-the-market” (ATM) equity offering program	—	(71)	—	—	—	(71)
Issuance of shares under incentive stock plans	372,149	—	—	—	—	—
Stock-based compensation	—	4,336	—	—	—	4,336
Repurchase of common shares	(126,788)	(4,147)	—	—	—	(4,147)
Adjustment of noncontrolling interests in the Operating Partnership	—	—	4,296	—	—	4,296
Conversion of units into common shares	10,103	304	—	—	—	304
Pension and postretirement benefit plans	—	—	—	2	—	2
Foreign currency translation adjustment	—	—	—	(8,790)	(413)	(9,203)
Cash flow hedges	—	—	—	12,273	(331)	11,942
Allocation of other comprehensive income to noncontrolling interests in the Operating Partnership	—	—	—	(58)	—	(58)
Balance, June 30, 2023	148,268,443	$1,489,696	$311,429	$24,295	$13,295	$1,838,715

(a)For information regarding distributions to noncontrolling interests in the Operating Partnership, see the Rayonier Inc. Consolidated Statements of Cash Flows and Note 4 — Noncontrolling Interests.

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$5,341	$26,534
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	73,177	77,314
Non-cash cost of land and improved development	9,372	13,603
Stock-based incentive compensation expense	8,122	6,836
Deferred income taxes	(2,319)	(2,375)
Pension settlement charge	5,673	—
Timber write-offs resulting from casualty events	—	2,302
Other	1,262	(538)
Changes in operating assets and liabilities:
Receivables	(4,760)	(10,400)
Inventories	(379)	(1,083)
Accounts payable	2,385	112
All other operating activities	9,753	14,018
CASH PROVIDED BY OPERATING ACTIVITIES	107,627	126,323
INVESTING ACTIVITIES
Capital expenditures	(36,942)	(36,798)
Real estate development investments	(10,124)	(14,757)
Purchase of timberlands	—	(9,295)
Other	(379)	4,378
CASH USED FOR INVESTING ACTIVITIES	(47,445)	(56,472)
FINANCING ACTIVITIES
Dividends paid on common shares (a)	(115,491)	(85,189)
Distributions to noncontrolling interests in the Operating Partnership (b)	(1,664)	(1,566)
Proceeds from the issuance of common shares under the “at-the-market” (ATM) equity offering program, net of commissions and offering costs	—	(82)
Repurchase of common shares to pay withholding taxes on vested incentive stock awards	(4,163)	(4,188)
Distributions to noncontrolling interests in consolidated affiliates	(3,760)	—
CASH USED FOR FINANCING ACTIVITIES	(125,078)	(91,025)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(895)	(867)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	(65,791)	(22,041)
Balance, beginning of year	208,374	115,407
Balance, end of period	$142,583	$93,366

(a)The six months ended June 30, 2024 includes an additional cash dividend of $0.20 per common share, totaling $29.8 million. The additional dividend was paid on January 12, 2024, to shareholders of record on December 29, 2023.
(b)The six months ended June 30, 2024 includes an additional cash distribution of $0.20 per Redeemable Operating Partnership Unit, totaling $0.5 million. The additional distribution was paid on January 12, 2024, to holders of record on December 29, 2023.

	Six Months Ended June 30,
	2024	2023
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest (a)	$15,727	$20,733
Income taxes	3,839	3,688
Non-cash investing activity:
Capital assets purchased on account	4,766	5,303

(a)Interest paid is presented net of patronage payments received of $8.3 million and $6.2 million for the six months ended June 30, 2024 and June 30, 2023, respectively. For additional information on patronage payments, see Note 7 — Debt in the 2023 Form 10-K.

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
SALES (NOTE 3)	$173,609	$208,865	$341,706	$387,947
Costs and Expenses
Cost of sales	(138,671)	(168,410)	(271,851)	(317,576)
Selling and general expenses	(20,603)	(18,952)	(39,581)	(35,729)
Other operating expense, net (Note 14)	(1,894)	(1,401)	(1,623)	(3,917)
	(161,168)	(188,763)	(313,055)	(357,222)
OPERATING INCOME	12,441	20,102	28,651	30,725
Interest expense, net	(9,811)	(12,457)	(19,555)	(24,158)
Interest and other miscellaneous income (expense), net	905	11,644	(4,087)	21,197
INCOME BEFORE INCOME TAXES	3,535	19,289	5,009	27,764
Income tax (expense) benefit (Note 16)	(500)	(193)	332	(1,230)
NET INCOME	3,035	19,096	5,341	26,534
Less: Net (income) loss attributable to noncontrolling interests in consolidated affiliates	(1,106)	245	(2,035)	1,281
NET INCOME ATTRIBUTABLE TO RAYONIER, L.P. UNITHOLDERS	1,929	19,341	3,306	27,815
NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
Limited Partners	1,910	19,148	3,273	27,537
General Partners	19	193	33	278
Net income attributable to unitholders	1,929	19,341	3,306	27,815
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of income tax effect of $0, $0, $0 and $0	6,014	(9,203)	(10,937)	(12,937)
Cash flow hedges, net of income tax effect of $892, $560, $973 and $247	198	11,942	3,164	(378)
Pension and postretirement benefit plans, net of income tax expense of $0, $0, $1,222 and $0	—	2	9,562	3
Total other comprehensive income (loss)	6,212	2,741	1,789	(13,312)
COMPREHENSIVE INCOME	9,247	21,837	7,130	13,222
Less: Comprehensive (income) loss attributable to noncontrolling interests in consolidated affiliates	(1,920)	989	(972)	2,023
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER, L.P. UNITHOLDERS	$7,327	$22,826	$6,158	$15,245
EARNINGS PER UNIT (NOTE 5)
Basic earnings per unit attributable to Rayonier, L.P.	$0.01	$0.13	$0.02	$0.18
Diluted earnings per unit attributable to Rayonier, L.P.	$0.01	$0.13	$0.02	$0.18

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	June 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$141,906	$207,696
Trade receivables, less allowance for doubtful accounts of $85 and $210	31,398	28,652
Other receivables	8,201	11,517
Inventory (Note 13)	23,887	31,017
Prepaid expenses	20,012	19,070
Assets held for sale (Note 19)	1,024	9,932
Other current assets	3,551	9,074
Total current assets	229,979	316,958
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,947,061	3,004,316
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 12)	135,353	105,595
PROPERTY, PLANT AND EQUIPMENT
Land	6,453	6,453
Buildings	31,187	31,251
Machinery and equipment	6,647	6,523
Construction in progress	2,056	1,841
Total property, plant and equipment, gross	46,343	46,068
Less — accumulated depreciation	(20,213)	(19,059)
Total property, plant and equipment, net	26,130	27,009
RESTRICTED CASH (NOTE 18)	677	678
RIGHT-OF-USE ASSETS	91,039	95,474
OTHER ASSETS	108,907	97,555
TOTAL ASSETS	$3,539,146	$3,647,585
LIABILITIES, REDEEMABLE OPERATING PARTNERSHIP UNITS AND CAPITAL
CURRENT LIABILITIES
Accounts payable	$25,764	$26,561
Accrued taxes	5,947	4,394
Accrued payroll and benefits	8,858	14,215
Accrued interest	6,298	7,094
Pension and other postretirement benefits (Note 15)	1,223	8,444
Distribution payable	—	30,148
Deferred revenue	34,021	19,012
Other current liabilities	33,993	30,409
Total current liabilities	116,104	140,277
LONG-TERM DEBT, NET (NOTE 6)	1,363,651	1,365,773
PENSION AND OTHER POSTRETIREMENT BENEFITS, NON-CURRENT (NOTE 15)	1,453	1,441
LONG-TERM LEASE LIABILITY	84,140	87,684
LONG-TERM DEFERRED REVENUE	15,238	11,294
OTHER NON-CURRENT LIABILITIES	78,448	81,863
CONTINGENCIES (NOTE 9)
REDEEMABLE OPERATING PARTNERSHIP UNITS (NOTE 4) 2,029,814 and 2,443,898 Units outstanding, respectively	59,047	81,651
CAPITAL
General partners’ capital	17,759	18,325
Limited partners’ capital	1,758,158	1,814,193
Accumulated other comprehensive income (Note 17)	30,870	28,018
TOTAL CONTROLLING INTEREST CAPITAL	1,806,787	1,860,536
Noncontrolling interests in consolidated affiliates (Note 4)	14,278	17,066
TOTAL CAPITAL	1,821,065	1,877,602
TOTAL LIABILITIES, REDEEMABLE OPERATING PARTNERSHIP UNITS AND CAPITAL	$3,539,146	$3,647,585

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Unaudited)
(Dollars in thousands, except share data)

	Units		Accumulated Other Comprehensive Income	Noncontrolling Interests in Consolidated Affiliates	Total Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance, January 1, 2024	$18,325	$1,814,193	$28,018	$17,066	$1,877,602
Net income	14	1,363	—	929	2,306
Distributions on units ($0.285 per unit)	(434)	(42,940)	—	—	(43,374)
Stock-based compensation	32	3,186	—	—	3,218
Repurchase of units	(1)	(30)	—	—	(31)
Adjustment of Redeemable Operating Partnership Units	6	545	—	—	551
Conversion of units into common shares	115	11,396	—	—	11,511
Pension and postretirement benefit plans	—	—	9,562	—	9,562
Foreign currency translation adjustment	—	—	(16,178)	(773)	(16,951)
Cash flow hedges	—	—	4,070	(1,104)	2,966
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,713)	(1,713)
Balance, March 31, 2024	$18,057	$1,787,713	$25,472	$14,405	$1,845,647
Net income	19	1,910	—	1,106	3,035
Distributions on units ($0.285 per unit)	(430)	(42,665)	—	—	(43,095)
Stock-based compensation	49	4,855	—	—	4,904
Repurchase of units	(41)	(4,091)	—	—	(4,132)
Adjustment of Redeemable Operating Partnership Units	86	8,540	—	—	8,626
Conversion of units into common shares	19	1,896	—	—	1,915
Foreign currency translation adjustment	—	—	5,728	286	6,014
Cash flow hedges	—	—	(330)	528	198
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(2,047)	(2,047)
Balance, June 30, 2024	$17,759	$1,758,158	$30,870	$14,278	$1,821,065

	Units		Accumulated Other Comprehensive Income	Noncontrolling Interests in Consolidated Affiliates	Total Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance, January 1, 2023	$18,251	$1,806,895	$40,249	$15,317	$1,880,712
Net income (loss)	85	8,389	—	(1,037)	7,437
Distributions on units ($0.285 per unit)	(431)	(42,602)	—	—	(43,033)
Issuance of units under the “at-the-market” equity offering, net of commissions and offering costs of $24	—	(10)	—	—	(10)
Stock-based compensation	25	2,474	—	—	2,499
Repurchase of units	—	(41)	—	—	(41)
Adjustment of Redeemable Operating Partnership Units	(6)	(573)	—	—	(579)
Conversion of units into common shares	239	23,642	—	—	23,881
Pension and postretirement benefit plans	—	—	1	—	1
Foreign currency translation adjustment	—	—	(3,552)	(181)	(3,733)
Cash flow hedges	—	—	(12,504)	185	(12,319)
Balance, March 31, 2023	$18,163	$1,798,174	$24,194	$14,284	$1,854,815
Net income (loss)	193	19,148	—	(245)	19,096
Distributions on units ($0.285 per unit)	(429)	(42,555)	—	—	(42,984)
Costs associated with the “at-the-market” (ATM) equity offering program	(1)	(70)	—	—	(71)
Stock-based compensation	43	4,293	—	—	4,336
Repurchase of units	(41)	(4,106)	—	—	(4,147)
Adjustment of Redeemable Operating Partnership Units	46	4,579	—	—	4,625
Conversion of units into common shares	3	301	—	—	304
Pension and postretirement benefit plans	—	—	2	—	2
Foreign currency translation adjustment	—	—	(8,790)	(413)	(9,203)
Cash flow hedges	—	—	12,273	(331)	11,942
Balance, June 30, 2023	$17,977	$1,779,764	$27,679	$13,295	$1,838,715

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$5,341	$26,534
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	73,177	77,314
Non-cash cost of land and improved development	9,372	13,603
Stock-based incentive compensation expense	8,122	6,836
Deferred income taxes	(2,319)	(2,375)
Pension settlement charge	5,673	—
Timber write-offs resulting from casualty events	—	2,302
Other	1,262	(538)
Changes in operating assets and liabilities:
Receivables	(4,760)	(10,400)
Inventories	(379)	(1,083)
Accounts payable	2,385	112
All other operating activities	9,753	14,018
CASH PROVIDED BY OPERATING ACTIVITIES	107,627	126,323
INVESTING ACTIVITIES
Capital expenditures	(36,942)	(36,798)
Real estate development investments	(10,124)	(14,757)
Purchase of timberlands	—	(9,295)
Other	(379)	4,378
CASH USED FOR INVESTING ACTIVITIES	(47,445)	(56,472)
FINANCING ACTIVITIES
Distributions on units (a)	(117,155)	(86,755)
Proceeds from the issuance of units under the “at-the-market” (ATM) equity offering program, net of commissions and offering costs	—	(82)
Repurchase of units to pay withholding taxes on vested incentive stock awards	(4,163)	(4,188)
Distributions to noncontrolling interests in consolidated affiliates	(3,760)	—
CASH USED FOR FINANCING ACTIVITIES	(125,078)	(91,025)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(895)	(867)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	(65,791)	(22,041)
Balance, beginning of year	208,374	115,407
Balance, end of period	$142,583	$93,366

(a)The six months ended June 30, 2024 includes an additional cash distribution of $.20 per Redeemable Operating Partnership Unit, totaling $30.2 million. The additional distribution was paid on January 12, 2024, to holders of record on December 29, 2023.

	Six Months Ended June 30,
	2024	2023
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest (a)	$15,727	$20,733
Income taxes	3,839	3,688
Non-cash investing activity:
Capital assets purchased on account	4,766	5,303

(a)Interest paid is presented net of patronage payments received of $8.3 million and $6.2 million for the six months ended June 30, 2024 and June 30, 2023, respectively. For additional information on patronage payments, see Note 7 — Debt in the 2023 Form 10-K.

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
As of June 30, 2024, the Company owned a 98.7% interest in the Operating Partnership, with the remaining 1.3% interest owned by limited partners of the Operating Partnership. As the sole general partner of the Operating Partnership, Rayonier Inc. has exclusive control of the day-to-day management of the Operating Partnership.
SUMMARY OF UPDATES TO SIGNIFICANT ACCOUNTING POLICIES
For a full description of our other significant accounting policies, see Note 1 — Summary of Significant Accounting Policies in our 2023 Form 10-K.
ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and a description of other segment items (the difference between segment revenue less the segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss) by reportable segment, as well as disclosure of the title and position of the entity’s CODM and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The pronouncement is effective for annual reporting periods in fiscal years beginning after December 15, 2023, and for interim periods in fiscal years beginning after December 15, 2024. We do not expect the adoption of this pronouncement to impact our consolidated financial statements as this is a disclosure only ASU.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced annual income tax disclosures, primarily through changes to the rate reconciliation and income taxes paid reconciliation. The pronouncement is effective for annual reporting periods in fiscal years beginning after December 15, 2024. Early adoption and retrospective application are permitted. We do not expect the adoption of this pronouncement to impact our consolidated financial statements as this is a disclosure only ASU.
Recent accounting pronouncements adopted or pending adoption not discussed above are either not applicable or are not expected to have a material impact on our consolidated financial condition, results of operations, or cash flows.
SUBSEQUENT EVENTS
We have evaluated events occurring from June 30, 2024 to the date of issuance of these Consolidated Financial Statements for potential recognition or disclosure in the consolidated financial statements. No events were identified that warranted recognition or disclosure.

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
Operating income as presented in the Consolidated Statements of Income and Comprehensive Income (Loss) is equal to segment income. Certain income (loss) items in the Consolidated Statements of Income and Comprehensive Income (Loss) are not allocated to segments. These items, which include interest expense, interest and miscellaneous income (expense) and income tax (expense) benefit, are not considered by management to be part of segment operations and are included under “unallocated interest expense and other.”
The following tables summarize the segment information for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
SALES	2024	2023	2024	2023
Southern Timber	$59,325	$68,310	$129,302	$140,152
Pacific Northwest Timber	24,283	32,317	49,475	66,736
New Zealand Timber	53,782	60,898	99,482	105,004
Real Estate	30,971	32,041	46,535	48,317
Trading	5,282	15,415	17,056	27,984
Intersegment Eliminations (a)	(34)	(116)	(144)	(246)
Total	$173,609	$208,865	$341,706	$387,947

(a)Primarily consists of log marketing fees paid to our Trading segment from our Southern Timber and Pacific Northwest Timber segments for marketing log export sales.

	Three Months Ended June 30,		Six Months Ended June 30,
OPERATING INCOME (LOSS)	2024	2023	2024	2023
Southern Timber	$17,093	$21,708	$40,098	$43,931
Pacific Northwest Timber	(1,467)	(2,376)	(5,827)	(5,919)
New Zealand Timber (a)	2,918	2,373	10,348	1,710
Real Estate	5,780	8,649	5,651	9,532
Trading	137	67	178	409
Corporate and Other (b)	(12,020)	(10,319)	(21,797)	(18,938)
Total Operating Income	12,441	20,102	28,651	30,725
Unallocated interest expense and other (c)	(8,906)	(813)	(23,642)	(2,961)
Total Income before Income Taxes	$3,535	$19,289	$5,009	$27,764

(a)The six months ended June 30, 2023 includes $2.3 million of timber write-offs resulting from casualty events. Timber write-offs resulting from casualty events are recorded within the Consolidated Statements of Income and Comprehensive Income (Loss) under the caption “Cost of sales.”
(b)The three and six months ended June 30, 2024 include $0.7 million of costs related to disposition initiatives. Costs related to disposition initiatives are recorded within the Consolidated Statements of Income and Comprehensive Income (Loss) under the caption “Other operating expense, net.”
(c)The three months ended June 30, 2024 includes $1.1 million of net costs associated with legal settlements. The six months ended June 30, 2024 includes $5.7 million of pension settlement charges and $2.4 million of net costs associated with legal settlements. The three and six months ended June 30, 2023 include $11.4 million and $20.5 million, respectively, of net recoveries associated with legal settlements. Net costs (recoveries) associated with legal settlements and pension settlement charges are recorded within the Consolidated Statements of Income and Comprehensive Income (Loss) under the caption “Interest and other miscellaneous income (expense), net.”

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended June 30,		Six Months Ended June 30,
DEPRECIATION, DEPLETION AND AMORTIZATION	2024	2023	2024	2023
Southern Timber	$16,758	$21,868	$38,554	$42,478
Pacific Northwest Timber	7,389	9,242	16,464	19,892
New Zealand Timber	4,803	5,927	8,823	10,382
Real Estate	6,700	2,235	8,449	3,738
Corporate and Other	444	443	887	824
Total	$36,094	$39,715	$73,177	$77,314

	Three Months Ended June 30,		Six Months Ended June 30,
NON-CASH COST OF LAND AND IMPROVED DEVELOPMENT	2024	2023	2024	2023
Real Estate	$6,419	$9,395	$9,372	$13,603
Total	$6,419	$9,395	$9,372	$13,603

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

3.    REVENUE
PERFORMANCE OBLIGATIONS
We recognize revenue when control of promised goods or services (“performance obligations”) is transferred to customers, in an amount that reflects the consideration expected in exchange for those goods or services (“transaction price”). Unsatisfied performance obligations as of June 30, 2024 are primarily due to advances on stumpage contracts, unearned license revenue, unearned carbon capture and storage revenue and post-closing obligations on real estate sales. Of these performance obligations, $34.0 million is expected to be recognized within the next twelve months, with the remaining $15.2 million expected to be recognized thereafter as we satisfy our performance obligations. We generally collect payment within a year of satisfying performance obligations and therefore have elected not to adjust revenues for a financing component.
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
The following table contains contract balances recorded in the Consolidated Balance Sheets at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023	Balance Sheet Location
Contract assets
Trade receivables, net (a)	$31,398	$28,652	Trade receivables
Contract liabilities
Deferred revenue, current (b)	34,021	19,012	Deferred revenue
Deferred revenue, non-current (c)	15,238	11,294	Long-term deferred revenue

(a)The increase in trade receivables was primarily driven by timing of sales in our timber segments.
(b)The increase in deferred revenue, current is driven by the timing of renewals of hunting contracts and the current portion of carbon capture and storage contracts entered into during 2024, partially offset by the satisfaction of post-closing obligations on real estate sales.
(c)The increase in deferred revenue, non-current is primarily driven by carbon capture and storage contracts entered into during 2024.
The following table summarizes revenue recognized during the three and six months ended June 30, 2024 and 2023 that was included in the contract liability balance at the beginning of each year:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue recognized from contract liability balance at the beginning of the year (a)	$8,281	$6,335	$18,529	$17,735

(a)    Revenue recognized was primarily from hunting licenses, carbon capture and storage (“CCS”), the use of advances on pay-as-cut timber sales, and the satisfaction of post closing obligations on real estate sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables present our revenue from contracts with customers disaggregated by product type for the three and six months ended June 30, 2024 and 2023:

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Elim.	Total
June 30, 2024
Pulpwood	$24,027	$1,461	$9,052	—	$579	—	$35,119
Sawtimber	25,200	21,439	40,111	—	4,373	—	91,123
Hardwood	672	—	—	—	—	—	672
Total Timber Sales	49,899	22,900	49,163	—	4,952	—	126,914
License Revenue, Primarily from Hunting	5,284	130	74	—	—	—	5,488
Land-Based Solutions (a)	2,586	10	—	—	—	—	2,596
Other Non-Timber/Carbon Credit Revenue	1,556	1,243	4,545	—	—	—	7,344
Agency Fee Income	—	—	—	—	296	—	296
Total Non-Timber Sales	9,426	1,383	4,619	—	296	—	15,724
Improved Development	—	—	—	2,575	—	—	2,575
Rural	—	—	—	7,470	—	—	7,470
Timberland & Non-Strategic	—	—	—	15,501	—	—	15,501
Deferred Revenue/Other (b)	—	—	—	5,050	—	—	5,050
Total Real Estate Sales	—	—	—	30,596	—	—	30,596

Revenue from Contracts with Customers	59,325	24,283	53,782	30,596	5,248	—	173,234
Lease Revenue	—	—	—	375	—	—	375
Intersegment	—	—	—	—	34	(34)	—
Total Revenue	$59,325	$24,283	$53,782	$30,971	$5,282	($34)	$173,609

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Elim.	Total
June 30, 2023
Pulpwood	$23,855	$2,204	$8,364	—	$1,442	—	$35,865
Sawtimber	33,846	27,781	51,829	—	13,510	—	126,966
Hardwood	706	—	—	—	—	—	706
Total Timber Sales	58,407	29,985	60,193	—	14,952	—	163,537
License Revenue, Primarily from Hunting	5,120	203	68	—	—	—	5,391
Land-Based Solutions (a)	1,033	1,334	—	—	—	—	2,367
Other Non-Timber/Carbon Credit Revenue	3,750	795	637	—	—	—	5,182
Agency Fee Income	—	—	—	—	347	—	347
Total Non-Timber Sales	9,903	2,332	705	—	347	—	13,287
Improved Development	—	—	—	12,233	—	—	12,233
Rural	—	—	—	15,626	—	—	15,626
Timberland & Non-Strategic	—	—	—	255	—	—	255
Deferred Revenue/Other (b)	—	—	—	3,568	—	—	3,568
Total Real Estate Sales	—	—	—	31,682	—	—	31,682

Revenue from Contracts with Customers	68,310	32,317	60,898	31,682	15,299	—	208,506
Lease Revenue	—	—	—	359	—	—	359
Intersegment	—	—	—	—	116	(116)	—
Total Revenue	$68,310	$32,317	$60,898	$32,041	$15,415	($116)	$208,865

(a)    Consists of sales from carbon capture and storage (“CCS”), solar and wind energy contracts and conservation easements for habitat protection.
(b)    Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Six Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Elim.	Total
June 30, 2024
Pulpwood	$49,958	$3,012	$16,806	—	$1,717	—	$71,493
Sawtimber	58,940	44,116	74,516	—	14,568	—	192,140
Hardwood	1,867	—	—	—	—	—	1,867
Total Timber Sales	110,765	47,128	91,322	—	16,285	—	265,500
License Revenue, Primarily From Hunting	10,559	225	125	—	—	—	10,909
Land-Based Solutions (a)	4,294	20	—	—	—	—	4,314
Other Non-Timber/Carbon Credit Revenue	3,684	2,102	8,035	—	—	—	13,821
Agency Fee Income	—	—	—	—	627	—	627
Total Non-Timber Sales	18,537	2,347	8,160	—	627	—	29,671
Improved Development	—	—	—	4,400	—	—	4,400
Rural	—	—	—	16,198	—	—	16,198
Timberland & Non-Strategic	—	—	—	16,111	—	—	16,111
Deferred Revenue/Other (b)	—	—	—	9,162	—	—	9,162
Total Real Estate Sales	—	—	—	45,871	—	—	45,871

Revenue from Contracts with Customers	129,302	49,475	99,482	45,871	16,912	—	341,042
Lease Revenue	—	—	—	664	—	—	664
Intersegment	—	—	—	—	144	(144)	—
Total Revenue	$129,302	$49,475	$99,482	$46,535	$17,056	($144)	$341,706

Six Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Elim.	Total
June 30, 2023
Pulpwood	$50,638	$5,919	$14,446	—	$2,881	—	$73,884
Sawtimber	68,389	57,562	89,512	—	24,176	—	239,639
Hardwood	1,826	—	—	—	—	—	1,826
Total Timber Sales	120,853	63,481	103,958	—	27,057	—	315,349
License Revenue, Primarily from Hunting	10,342	340	123	—	—	—	10,805
Land-Based Solutions (a)	1,868	1,337	—	—	—	—	3,205
Other Non-Timber/Carbon Credit Revenue	7,089	1,578	923	—	—	—	9,590
Agency Fee Income	—	—	—	—	681	—	681
Total Non-Timber Sales	19,299	3,255	1,046	—	681	—	24,281
Improved Development	—	—	—	17,035	—	—	17,035
Rural	—	—	—	22,125	—	—	22,125
Timberland & Non-Strategic	—	—	—	1,892	—	—	1,892
Deferred Revenue/Other (b)	—	—	—	6,661	—	—	6,661
Total Real Estate Sales	—	—	—	47,713	—	—	47,713

Revenue from Contracts with Customers	140,152	66,736	105,004	47,713	27,738	—	387,343
Lease Revenue	—	—	—	604	—	—	604
Intersegment	—	—	—	—	246	(246)	—
Total Revenue	$140,152	$66,736	$105,004	$48,317	$27,984	($246)	$387,947

(a)    Consists of sales from carbon capture and storage (“CCS”), solar and wind energy contracts and conservation easements for habitat protection.
(b)    Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables present our timber sales disaggregated by contract type for the three and six months ended June 30, 2024 and 2023:

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Trading	Total
June 30, 2024
Stumpage Pay-as-Cut	$26,095	$5	—	—	$26,100
Stumpage Lump Sum	—	1,554	—	—	1,554
Total Stumpage	26,095	1,559	—	—	27,654

Delivered Wood (Domestic)	22,005	21,341	12,669	709	56,724
Delivered Wood (Export)	1,799	—	36,494	4,243	42,536
Total Delivered	23,804	21,341	49,163	4,952	99,260

Total Timber Sales	$49,899	$22,900	$49,163	$4,952	$126,914

June 30, 2023
Stumpage Pay-as-Cut	$30,493	—	—	—	$30,493
Stumpage Lump Sum	281	—	—	—	281
Total Stumpage	30,774	—	—	—	30,774

Delivered Wood (Domestic)	25,437	26,996	12,559	89	65,081
Delivered Wood (Export)	2,196	2,989	47,634	14,863	67,682
Total Delivered	27,633	29,985	60,193	14,952	132,763

Total Timber Sales	$58,407	$29,985	$60,193	$14,952	$163,537

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Six Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Trading	Total
June 30, 2024
Stumpage Pay-as-Cut	$59,624	$8	—	—	$59,632
Stumpage Lump Sum	—	3,535	—	—	3,535
Total Stumpage	59,624	3,543	—	—	63,167

Delivered Wood (Domestic)	47,118	40,901	23,497	1,467	112,983
Delivered Wood (Export)	4,023	2,684	67,825	14,818	89,350
Total Delivered	51,141	43,585	91,322	16,285	202,333

Total Timber Sales	$110,765	$47,128	$91,322	$16,285	$265,500

June 30, 2023
Stumpage Pay-as-Cut	$60,970	—	—	—	$60,970
Stumpage Lump Sum	387	624	—	—	1,011
Total Stumpage	61,357	624	—	—	61,981

Delivered Wood (Domestic)	54,850	56,164	24,154	491	135,659
Delivered Wood (Export)	4,646	6,693	79,804	26,566	117,709
Total Delivered	59,496	62,857	103,958	27,057	253,368

Total Timber Sales	$120,853	$63,481	$103,958	$27,057	$315,349

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

4.    NONCONTROLLING INTERESTS
NONCONTROLLING INTERESTS IN CONSOLIDATED AFFILIATES
Matariki Forestry Group
We maintain a 77% controlling financial interest in Matariki Forestry Group (the “New Zealand subsidiary”), a joint venture that owns or leases approximately 410,000 legal acres of New Zealand timberland. Accordingly, we consolidate the New Zealand subsidiary’s balance sheet and results of operations. Income attributable to the New Zealand subsidiary’s 23% noncontrolling interests is reflected as an adjustment to income in our Consolidated Statements of Income and Comprehensive Income (Loss) under the caption “Net (income) loss attributable to noncontrolling interests in consolidated affiliates.” Rayonier New Zealand Limited (“RNZ”), a wholly-owned subsidiary, serves as the manager of the New Zealand subsidiary.
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
The following table sets forth the Company’s noncontrolling interests in the Operating Partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning noncontrolling interests in the Operating Partnership	$69,589	$82,461	$81,651	$105,763
Adjustment of noncontrolling interests in the Operating Partnership	(8,093)	(4,296)	(7,802)	(1,920)
Conversions of Redeemable Operating Partnership Units to common shares	(1,915)	(304)	(13,426)	(24,185)
Net income attributable to noncontrolling interests in the Operating Partnership	26	318	46	492
Other comprehensive income (loss) attributable to noncontrolling interests in the Operating Partnership	19	58	(246)	(1,052)
Distributions to noncontrolling interests in the Operating Partnership	(579)	(705)	(1,176)	(1,566)
Total noncontrolling interests in the Operating Partnership	$59,047	$77,532	$59,047	$77,532

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
The following table provides details of the calculations of basic and diluted earnings per common share of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Earnings per common share - basic
Numerator:
Net Income	$3,035	$19,096	$5,341	$26,534
Less: Net income attributable to noncontrolling interests in the Operating Partnership	(26)	(318)	(46)	(492)
Less: Net (income) loss attributable to noncontrolling interests in consolidated affiliates	(1,106)	245	(2,035)	1,281
Net income attributable to Rayonier Inc.	$1,903	$19,023	$3,260	$27,323
Denominator:
Denominator for basic earnings per common share - weighted average shares	148,910,214	148,218,436	148,738,795	147,800,265
Basic earnings per common share attributable to Rayonier Inc.:	$0.01	$0.13	$0.02	$0.18
Earnings per common share - diluted
Numerator:
Net Income	$3,035	$19,096	$5,341	$26,534
Less: Net (income) loss attributable to noncontrolling interests in consolidated affiliates	(1,106)	245	(2,035)	1,281
Net income attributable to Rayonier Inc., before net income attributable to noncontrolling interests in the Operating Partnership	$1,929	$19,341	$3,306	$27,815
Denominator:
Denominator for basic earnings per common share - weighted average shares	148,910,214	148,218,436	148,738,795	147,800,265
Add: Dilutive effect of:
Stock options	—	—	82	943
Performance shares, restricted shares and restricted stock units	298,655	269,994	464,463	441,204
Noncontrolling interests in Operating Partnership units	2,059,420	2,476,761	2,118,829	2,785,928
Denominator for diluted earnings per common share - adjusted weighted average shares	151,268,289	150,965,191	151,322,169	151,028,340
Diluted earnings per common share attributable to Rayonier Inc.:	$0.01	$0.13	$0.02	$0.18

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Anti-dilutive shares excluded from the computations of diluted earnings per common share:
Stock options, performance shares, restricted shares and restricted stock units	205,155	241,316	149,365	152,992

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
The following table provides details of the calculations of basic and diluted earnings per unit of the Operating Partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Earnings per unit - basic
Numerator:
Net Income	$3,035	$19,096	$5,341	$26,534
Less: Net (income) loss attributable to noncontrolling interests in consolidated affiliates	(1,106)	245	(2,035)	1,281
Net income available to unitholders	$1,929	$19,341	$3,306	$27,815
Denominator:
Denominator for basic earnings per unit - weighted average units	150,969,634	150,695,197	150,857,624	150,586,193
Basic earnings per unit attributable to Rayonier, L.P.:	$0.01	$0.13	$0.02	$0.18
Earnings per unit - diluted
Numerator:
Net Income	$3,035	$19,096	$5,341	$26,534
Less: Net (income) loss attributable to noncontrolling interests in consolidated affiliates	(1,106)	245	(2,035)	1,281
Net income available to unitholders	$1,929	$19,341	$3,306	$27,815
Denominator:
Denominator for basic earnings per unit - weighted average units	150,969,634	150,695,197	150,857,624	150,586,193
Add: Dilutive effect of unit equivalents:
Stock options	—	—	82	943
Performance shares, restricted shares and restricted stock units	298,655	269,994	464,463	441,204
Denominator for diluted earnings per unit - adjusted weighted average units	151,268,289	150,965,191	151,322,169	151,028,340
Diluted earnings per unit attributable to Rayonier, L.P.:	$0.01	$0.13	$0.02	$0.18

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Anti-dilutive unit equivalents excluded from the computations of diluted earnings per unit:
Stock options, performance shares, restricted shares and restricted stock units	205,155	241,316	149,365	152,992

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

6.    DEBT
Our debt consisted of the following at June 30, 2024:

June 30, 2024
Debt
Senior Notes due 2031 at a fixed interest rate of 2.75%	$450,000
2015 Term Loan borrowings due 2028 at a variable interest rate of 6.92%	350,000
2021 Incremental Term Loan borrowings due 2029 at a variable interest rate of 6.97%	200,000
2016 Incremental Term Loan borrowings due 2026 at a variable interest rate of 7.07%	200,000
2022 Incremental Term Loan borrowings due 2027 at a variable interest rate of 7.02%	100,000
New Zealand subsidiary noncontrolling interests shareholder loan due 2026 at a fixed interest rate of 3.64% (a)	24,535
New Zealand subsidiary noncontrolling interests shareholder loan due 2027 at a fixed interest rate of 6.48% (a)	24,535
New Zealand subsidiary noncontrolling interests shareholder loan due 2025 at a fixed interest rate of 2.95% (a)	21,030
Total principal debt	1,370,100
Less: Unamortized discounts	(2,602)
Less: Deferred financing costs	(3,847)
Total long-term debt	$1,363,651

(a)    Except for changes in the New Zealand foreign exchange rate, there have been no adjustments to the carrying value of the shareholder loans since inception.
The following table contains information on the outstanding variable rate debt as of June 30, 2024:

Debt	Periodic Interest Rate (a)	Effective Fixed Interest Rate (b)
2015 Term Loan	Daily Simple SOFR + 1.60%	2.91%
2022 Incremental Term Loan	Daily Simple SOFR + 1.70%	4.55%
2016 Incremental Term Loan	Daily Simple SOFR + 1.75%	2.38%
2021 Incremental Term Loan	Daily Simple SOFR + 1.65%	1.45%

(a)    Includes credit spread adjustment of 0.1%.
(b)    Effective interest rate is after consideration of interest rate swaps and estimated patronage.
Principal payments due during the next five years and thereafter are as follows:

Total
2024	—
2025	21,030
2026	224,535
2027	124,535
2028	350,000
Thereafter	650,000
Total Debt	$1,370,100

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

2024 DEBT ACTIVITY
U.S. Debt
During the six months ended June 30, 2024, we made no borrowings or repayments on our Revolving Credit Facility. At June 30, 2024, we had available borrowings of $293.0 million under the Revolving Credit Facility, net of $7.0 million to secure our outstanding letters of credit.
New Zealand Debt
During the six months ended June 30, 2024, the New Zealand subsidiary made no borrowings or repayments on its working capital facility (the “New Zealand Working Capital Facility”). At June 30, 2024, the New Zealand subsidiary had NZ$20.0 million of available borrowings under its working capital facility.

DEBT COVENANTS
In connection with our 2015 Term Loan Agreement, 2016 Incremental Term Loan Agreement, 2021 Incremental Term Loan Agreement, 2022 Incremental Term Loan Agreement and Revolving Credit Facility, customary covenants must be met, the most significant of which include interest coverage and leverage ratios.
The covenants listed below, which are the most significant financial covenants in effect as of June 30, 2024, are calculated on a trailing 12-month basis:

	Covenant Requirement	Actual Ratio	Favorable
Covenant EBITDA to consolidated interest expense should not be less than	2.5 to 1	11.9 to 1	9.4
Covenant debt to covenant net worth plus covenant debt shall not exceed	65%	44%	21%
    In addition to the financial covenants listed above, the Senior Notes due 2031, 2015 Term Loan Agreement, 2016 Incremental Term Loan Agreement, 2021 Incremental Term Loan Agreement, 2022 Incremental Term Loan Agreement, and Revolving Credit Facility include customary covenants that limit the incurrence of debt and the disposition of assets, among others. At June 30, 2024, we were in compliance with all applicable covenants.
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
FOREIGN CURRENCY EXCHANGE AND OPTION CONTRACTS
Our New Zealand subsidiary’s domestic sales and operating expenses are predominately denominated in New Zealand dollars, while its export sales, shareholder distributions and ocean freight payments are predominately denominated in U.S. dollars. To the extent New Zealand dollar costs exceed New Zealand dollar revenues (the “foreign exchange exposure”), the New Zealand subsidiary manages the foreign exchange exposure through the use of derivative financial instruments. It typically hedges a portion of export sales receipts to cover 50% to 90% of the projected foreign exchange exposure for the following 12 months, up to 75% for the forward 12 to 18 months and up to 50% for the forward 18 to 24 months. Additionally, it will occasionally hedge export sales receipts to cover up to 50% of the foreign exchange exposure for the forward 24 to 36 months and up to 25% of the foreign exchange

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

exposure for the forward 36 to 48 months when the the New Zealand dollar is at a cyclical low versus the U.S. dollar. The New Zealand subsidiary’s trading operations typically hedge a portion of export sales receipts to cover the projected foreign exchange exposure for the following three months. As of June 30, 2024, foreign currency exchange contracts and foreign currency option contracts had maturity dates through May 2027 and April 2027, respectively.
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
INTEREST RATE SWAPS
The following table contains information on the outstanding interest rate swaps as of June 30, 2024:

Outstanding Interest Rate Swaps (a)
Date Entered Into	Term	Notional Amount	Related Debt Facility	Fixed Rate of Swap	Bank Margin on Debt (b)	Total Effective Interest Rate (c)
August 2015	9 years	$170,000	2015 Term Loan	2.10%	1.60%	3.70%
August 2015	9 years	180,000	2015 Term Loan	2.26%	1.60%	3.86%
April 2016	10 years	100,000	2016 Incremental Term Loan	1.50%	1.75%	3.25%
April 2016	10 years	100,000	2016 Incremental Term Loan	1.51%	1.75%	3.26%
May 2021	7 years	200,000	2021 Incremental Term Loan	0.67%	1.65%	2.32%
December 2022	5 years	100,000	2022 Incremental Term Loan	3.72%	1.70%	5.42%

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

FORWARD-STARTING INTEREST RATE SWAPS

The following table contains information on the outstanding forward-starting interest rate swaps as of June 30, 2024:

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
The following tables demonstrate the impact, gross of tax, of our derivatives on the Consolidated Statements of Income and Comprehensive Income (Loss) for the three and six months ended June 30, 2024 and 2023:

		Three Months Ended June 30,
	Income Statement Location	2024	2023
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive income (loss)	$1,636	$188
	Other operating expense, net	934	(1,577)
Foreign currency option contracts	Other comprehensive income (loss)	618	(561)
	Other operating expense, net	—	(48)
Interest rate products	Other comprehensive income (loss)	5,181	17,695
	Interest expense, net	(7,278)	(4,314)

		Six Months Ended June 30,
	Income Statement Location	2024	2023
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive income (loss)	($3,855)	$4,001
	Other operating expense, net	1,392	(4,005)
Foreign currency option contracts	Other comprehensive income (loss)	(1,021)	(831)
	Other operating expense, net	8	(48)
Interest rate products	Other comprehensive income (loss)	20,222	8,035
	Interest expense, net	(14,557)	(7,777)

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

During the next 12 months, the amount of the June 30, 2024 AOCI balance, net of tax, expected to be reclassified into earnings is a gain of approximately $23.0 million. The following table contains details of the expected reclassified amounts into earnings:

Amount expected to be reclassified into earnings in next 12 months
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	$97
Foreign currency option contracts	25
Interest rate products (a)	22,860
Total estimated net gain on derivatives contracts	$22,982

(a)    These reclassified amounts are expected to fully offset variable interest rate payments made to debt holders, resulting in no net impact on our earnings or cash flows.

The following table contains the notional amounts of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Notional Amount
	June 30, 2024	December 31, 2023
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	$130,450	$122,700
Foreign currency option contracts	122,000	98,000
Interest rate swaps	850,000	850,000
Forward-starting interest rate swaps	200,000	200,000

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

    The following table contains the fair values of the derivative financial instruments recorded in the Consolidated Balance Sheets at June 30, 2024 and December 31, 2023. Changes in balances of derivative financial instruments are recorded as operating activities in the Consolidated Statements of Cash Flows:

	Location on Balance Sheet	Fair Value Assets / (Liabilities) (a)
		June 30, 2024	December 31, 2023
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other current assets	$781	$1,175
	Other assets	507	2,405
	Other current liabilities	(646)	(664)
	Other non-current liabilities	(188)	—
Foreign currency option contracts	Other current assets	305	342
	Other assets	1,640	2,158
	Other current liabilities	(270)	(139)
	Other non-current liabilities	(1,116)	(789)
Interest rate swaps	Other current assets	943	5,742
	Other assets	41,853	37,983
	Other non-current liabilities	—	(546)
Forward-starting interest rate swaps	Other assets	18,472	12,790
	Other non-current liabilities	—	(8)

Total derivative contracts:
Other current assets		$2,029	$7,259
Other assets		62,472	55,336
Total derivative assets		$64,501	$62,595

Other current liabilities		(916)	(803)
Other non-current liabilities		(1,304)	(1,343)
Total derivative liabilities		($2,220)	($2,146)

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
The following table presents the carrying amount and estimated fair values of our financial instruments as of June 30, 2024 and December 31, 2023, using market information and what we believe to be appropriate valuation methodologies under GAAP:

	June 30, 2024			December 31, 2023
Asset (Liability) (a)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$141,906	$141,906	—	$207,696	$207,696	—
Restricted cash (b)	677	677	—	678	678	—
Long-term debt (c)	(1,363,651)	—	(1,307,553)	(1,365,773)	—	(1,299,951)
Interest rate swaps (d)	42,796	—	42,796	43,179	—	43,179
Forward-starting interest rate swaps (d)	18,472	—	18,472	12,782	—	12,782
Foreign currency exchange contracts (d)	454	—	454	2,916	—	2,916
Foreign currency option contracts (d)	559	—	559	1,572	—	1,572
Noncontrolling interests in the Operating Partnership (e)	59,047	—	59,047	81,651	—	81,651

(a)We did not have Level 3 assets or liabilities at June 30, 2024 and December 31, 2023.
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

Changes in environmental and NRD liabilities from December 31, 2023 to June 30, 2024 are shown below:

Port Gamble, WA
Non-current portion at December 31, 2023	$4,785
Plus: Current portion	11,793
Total Balance at December 31, 2023	16,578
Expenditures charged to liabilities	(331)
Increase to liabilities (a)	2,874
Total Balance at June 30, 2024	19,121
Less: Current portion	(14,681)
Non-current portion at June 30, 2024	$4,440

(a)The increase in liabilities reflects revised environmental and NRD cost estimates recorded during the six months ended June 30, 2024.

It is expected that the upland mill site cleanup and NRD restoration will occur over the next one to two years, while the monitoring of Port Gamble Bay, mill site, and landfills will continue for an additional 15 to 20 years. NRD costs are subject to change as the restoration projects progress. It is reasonably possible that these components of the liability may increase as construction continues. Management continues to monitor the Port Gamble cleanup process and will make adjustments as needed. Should any future circumstances result in a change to the estimated cost of the project, we will record an appropriate adjustment to the liability in the period it becomes known and when we can reasonably estimate the amount.

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
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

11.    GUARANTEES
We provide financial guarantees as required by creditors, insurance programs, and various governmental agencies.
As of June 30, 2024, the following financial guarantees were outstanding:

Financial Commitments (a)	Maximum Potential Payment
Standby letters of credit (b)	$6,996
Surety bonds (c)	20,019
Total financial commitments	$27,015

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
(c)Surety bonds are issued primarily to secure performance obligations related to various operational activities and to provide collateral for our Wildlight development project in Nassau County, Florida and our Heartwood development project in Richmond Hill, Georgia. These surety bonds expire at various dates during 2024, 2025, 2026, and 2027 and are expected to be renewed as required.

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
Changes in higher and better use timberlands and real estate development investments from December 31, 2023 to June 30, 2024 are shown below:

	Higher and Better Use Timberlands and Real Estate Development Investments
	Land and Timber	Development Investments	Total
Non-current portion at December 31, 2023	$86,986	$18,609	$105,595
Plus: Current portion (a)	1,699	24,639	26,338
Total Balance at December 31, 2023	88,685	43,248	131,933
Non-cash cost of land and improved development	(369)	(4,589)	(4,958)
Amortization of parcel real estate development investments	—	(3,941)	(3,941)
Timber depletion from harvesting activities and basis of timber sold in real estate sales	(389)	—	(389)
Capitalized real estate development investments (b)	—	16,542	16,542
Capital expenditures (silviculture)	84	—	84
Intersegment transfers	14,319	—	14,319
Total Balance at June 30, 2024	102,330	51,260	153,590
Less: Current portion (a)	(12,168)	(6,069)	(18,237)
Non-current portion at June 30, 2024	$90,162	$45,191	$135,353

(a)The current portion of Higher and Better Use Timberlands and Real Estate Development Investments is recorded in Inventory. See Note 13 — Inventory for additional information.
(b)Capitalized real estate development investments include $0.6 million of capitalized interest and $6.4 million of parcel real estate development investments. Parcel real estate development investments represent investments made for specific lots and/or commercial parcels that are currently under contract or expected to be ready for market within one year.

13.    INVENTORY
As of June 30, 2024 and December 31, 2023, our inventory consisted entirely of finished goods, as follows:

	June 30, 2024	December 31, 2023
Finished goods inventory
Real estate inventory (a)	$18,237	$26,338
Log inventory	5,467	4,490
Carbon unit inventory (b)	183	189
Total inventory	$23,887	$31,017

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

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

14.    OTHER OPERATING EXPENSE, NET
Other operating expense, net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Loss on foreign currency remeasurement, net of cash flow hedges	($1,170)	($1,674)	($928)	($4,157)
Gain on sale or disposal of property and equipment	3	35	13	37
Costs related to disposition initiatives (a)	(696)	—	(696)	—
Miscellaneous (expense) income, net	(31)	238	(12)	203
Total	($1,894)	($1,401)	($1,623)	($3,917)

(a)Costs related to disposition initiatives include legal, advisory, and other due diligence costs incurred in connection with the Company’s asset disposition plan, which was announced in November 2023.

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
The unfunded plan will be settled entirely with lump sum cash payments estimated at $1.2 million. We expect to recognize additional pre-tax non-cash pension settlement charges related to the actuarial losses currently in AOCI upon settlement of the remaining obligations of the unfunded plan. These payments and charges are currently expected to occur in 2024, with the specific timing and final amounts dependent upon several factors. Projected cash contributions are an estimate, as actual amounts and timing are dependent upon several factors. See Note 17 — Accumulated Other Comprehensive Income for additional information.
The net pension and postretirement benefit costs (credits) that have been recorded are shown in the following tables:

Components of Net Periodic Benefit Cost (Credit)	Income Statement Location	Pension		Postretirement
		Three Months Ended June 30,		Three Months Ended June 30,
		2024	2023	2024	2023
Service cost	Selling and general expenses	—	—	$1	$1
Interest cost	Interest and other miscellaneous income (expense), net	16	844	18	17
Expected return on plan assets (a)	Interest and other miscellaneous income (expense), net	—	(887)	—	—
Amortization of losses	Interest and other miscellaneous income (expense), net	—	1	—	—
Net periodic benefit cost (credit)		$16	($42)	$19	$18

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Components of Net Periodic Benefit Cost (Credit)	Income Statement Location	Pension		Postretirement
		Six Months Ended June 30,		Six Months Ended June 30,
		2024	2023	2024	2023
Service cost	Selling and general expenses	—	—	$2	$2
Interest cost	Interest and other miscellaneous income (expense), net	530	1,689	35	35
Expected return on plan assets (a)	Interest and other miscellaneous income (expense), net	(542)	(1,776)	—	—
Amortization of losses	Interest and other miscellaneous income (expense), net	—	3	—	—
Pension settlement loss	Interest and other miscellaneous income (expense), net	5,673	—	—	—
Net periodic benefit cost (credit)		$5,661	($84)	$37	$37

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
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

16.    INCOME TAXES

Rayonier is a REIT under the Internal Revenue Code and therefore generally does not pay U.S. federal or state income tax. As of June 30, 2024, Rayonier owns a 98.7% interest in the Operating Partnership and conducts substantially all of its timberland operations through the Operating Partnership. The taxable income or loss generated by the Operating Partnership is passed through and reported to its unit holders (including the Company) on a Schedule K-1 for inclusion in each unitholder’s income tax return.
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
PROVISION FOR INCOME TAXES
The Company’s tax expense is principally related to corporate-level tax in New Zealand and non-resident withholding tax on repatriation of earnings from New Zealand. The following table contains the income tax expense recognized on the Consolidated Statements of Income and Comprehensive Income (Loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income tax (expense) benefit (a)	($500)	($193)	$332	($1,230)

(a)The six months ended June 30, 2024 includes a $1.2 million income tax benefit related to the pension settlement.
ANNUAL EFFECTIVE TAX RATE
The Company’s effective tax rate after discrete items is below the 21.0% U.S. statutory rate due to tax benefits associated with being a REIT. The following table contains the Company’s annualized effective tax rate after discrete items:

	Six Months Ended June 30,
	2024	2023
Annualized effective tax rate after discrete items	11.8%	3.9%

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

17.    ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table summarizes the changes in AOCI by component for the six months ended June 30, 2024 and the year ended December 31, 2023. All amounts are presented net of tax and exclude portions attributable to noncontrolling interests.

	Foreign currency translation (losses) gains	Net investment hedges of New Zealand subsidiary	Cash flow hedges		Employee benefit plans		Total Rayonier, L.P.	Allocation of Operating Partnership	Total Rayonier Inc.
Balance as of December 31, 2022	($18,067)	$1,321	$67,204		($10,209)		$40,249	($4,436)	$35,813
Other comprehensive (loss) income before reclassifications	(1,466)	—	10,537	(a)	(1,449)		7,622	(75)	7,547
Amounts reclassified from accumulated other comprehensive income	—	—	(21,895)		2,042	(b)	(19,853)	1,144	(18,709)
Net other comprehensive (loss) income	(1,466)	—	(11,358)		593		(12,231)	1,069	(11,162)
Balance as of December 31, 2023	($19,533)	$1,321	$55,846		($9,616)		$28,018	($3,367)	$24,651
Other comprehensive (loss) income before reclassifications	(10,450)	—	17,520	(a)	5,110		12,180	(166)	12,014
Amounts reclassified from accumulated other comprehensive income	—	—	(13,780)		4,452	(b)	(9,328)	412	(8,916)
Net other comprehensive (loss) income	(10,450)	—	3,740		9,562		2,852	246	3,098
Balance as of June 30, 2024	($29,983)	$1,321	$59,586		($54)		$30,870	($3,121)	$27,749

(a)The six months ended June 30, 2024 includes $20.2 million of other comprehensive income related to interest rate products. The year ended December 31, 2023 included $10.3 million of other comprehensive income related to interest rate products. See Note 7 — Derivative Financial Instruments and Hedging Activities for additional information.
(b)This component of other comprehensive income is included in the computation of net periodic pension and post-retirement costs. The six months ended June 30, 2024 includes a pension settlement charge of $4.5 million, net of tax of $1.2 million. The year ended December 31, 2023 includes a $2.0 million pension settlement charge. See Note 15 — Employee Benefit Plans for additional information.
The following table presents details of the amounts reclassified in their entirety from AOCI to net income for the six months ended June 30, 2024 and June 30, 2023:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the Income Statement
	June 30, 2024	June 30, 2023
Realized loss (gain) on foreign currency exchange contracts	$1,392	($4,005)	Other operating expense, net
Realized loss (gain) on foreign currency option contracts	8	(48)	Other operating expense, net
Noncontrolling interests	(322)	932	Comprehensive (income) loss attributable to noncontrolling interests
Realized gain on interest rate contracts	(14,557)	(7,777)	Interest expense, net
Income tax effect from net (loss) gain on foreign currency contracts	(301)	875	Income tax (expense) benefit
Net gain on cash flow hedges reclassified from accumulated other comprehensive income	($13,780)	($10,023)

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
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Consolidated Balance Sheets that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Restricted cash:
Restricted cash deposited with LKE intermediary	—	$1,646
Restricted cash held in escrow	677	3,316
Total restricted cash	677	4,962
Cash and cash equivalents	141,906	88,404
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$142,583	$93,366

19.    ASSETS HELD FOR SALE
Assets held for sale is composed of properties not included in inventory which are under contract and expected to be sold within 12 months that also meet the other relevant held-for-sale criteria in accordance with ASC 360-10-45-9. As of June 30, 2024 and December 31, 2023, the basis in properties meeting this classification was $1.0 million and $9.9 million, respectively. Since the basis in these properties was less than the fair value, including costs to sell, no impairment was recognized.

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

OUR COMPANY
    We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive softwood timber growing regions in the United States and New Zealand. We invest in timberlands and actively manage them to provide current income and attractive long-term returns to our shareholders. We conduct our business through an umbrella partnership real estate investment trust (“UPREIT”) structure in which our assets are owned by our Operating Partnership and its subsidiaries. Rayonier manages the Operating Partnership as its sole general partner. Our revenues, operating income and cash flows are primarily derived from the following core business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate, and Trading. As of June 30, 2024, we owned or leased under long-term agreements approximately 2.7 million acres of timberlands located in the U.S. South (1.85 million acres), U.S. Pacific Northwest (417,000 acres) and New Zealand (410,000 gross acres or 289,000 net plantable acres).
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
Pricing in our timber segments is influenced by macroeconomic factors, including residential construction activity, and can also vary considerably on a local level based on weather, the available inventory of logs, mill demand, and export market access. In our Southern Timber segment, pine pulpwood net stumpage realizations have improved in the first half of the year due to improved demand, while pine sawtimber net stumpage realizations have been constrained by softer demand from lumber mills. In our Pacific Northwest Timber segment, weighted-average delivered log prices remain under pressure due to weaker domestic demand and reduced export market tension. In our New Zealand Timber segment, lower levels of construction activity in China continue to negatively impact export market demand and prices.
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

DISCUSSION OF TIMBER INVENTORY AND SUSTAINABLE YIELD
    See Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield in our 2023 Form 10-K.
OUR TIMBERLANDS
    Our timber operations are disaggregated into three geographically distinct segments: Southern Timber, Pacific Northwest Timber and New Zealand Timber. The following tables provide a breakdown of our timberland holdings as of June 30, 2024 and December 31, 2023:

(acres in 000s)	As of June 30, 2024			As of December 31, 2023
	Owned	Leased	Total	Owned	Leased	Total
Southern
Alabama	250	3	253	250	5	255
Arkansas	—	2	2	—	2	2
Florida	360	36	396	361	36	397
Georgia	612	50	662	612	50	662
Louisiana	146	—	146	147	—	147
Oklahoma	91	—	91	91	—	91
South Carolina	15	—	15	16	—	16
Texas	281	—	281	282	—	282
	1,755	91	1,846	1,759	93	1,852

Pacific Northwest
Oregon	6	—	6	6	—	6
Washington	408	3	411	408	4	412
	414	3	417	414	4	418

New Zealand (a)	178	232	410	188	233	421
Total	2,347	326	2,673	2,361	330	2,691

(a)Represents legal acres owned and leased by the New Zealand subsidiary, in which we own a 77% interest. As of June 30, 2024, legal acres in New Zealand consisted of 289,000 plantable acres and 121,000 non-productive acres.

The following tables detail activity for owned and leased acres in our timberland holdings by state from December 31, 2023 to June 30, 2024:

(acres in 000s)	Acres Owned
	December 31, 2023	Acquisitions	Sales	Other	June 30, 2024
Southern
Alabama	250	—	—	—	250
Florida	361	—	(1)	—	360
Georgia	612	—	—	—	612
Louisiana	147	—	(1)	—	146
Oklahoma	91	—	—	—	91
South Carolina	16	—	(1)	—	15
Texas	282	—	(1)	—	281
	1,759	—	(4)	—	1,755

Pacific Northwest
Oregon	6	—	—	—	6
Washington	408	—	—	—	408
	414	—	—	—	414

New Zealand (a)	188	—	(10)	—	178
Total	2,361	—	(14)	—	2,347

(a)Represents legal acres owned by the New Zealand subsidiary, in which we have a 77% interest.

(acres in 000s)	Acres Leased
	December 31, 2023	New Leases	Sold/Expired Leases (a)	Other (b)	June 30, 2024
Southern
Alabama	5	—	(2)	—	3
Arkansas	2	—	—	—	2
Florida	36	—	—	—	36
Georgia	50	—	—	—	50
	93	—	(2)	—	91

Pacific Northwest
Washington (c)	4	—	(1)	—	3

New Zealand (d)	233	—	(3)	2	232
Total	330	—	(6)	2	326

(a)Includes acres previously under lease that have been harvested and activity for the relinquishment of leased acres.
(b)Includes adjustments for land mapping reviews.
(c)Primarily timber reservations acquired in the merger with Pope Resources.
(d)Represents legal acres leased by the New Zealand subsidiary, in which we have a 77% interest.

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS
The following table provides key financial information by segment and on a consolidated basis:

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Information (in millions)	2024	2023	2024	2023
Sales
Southern Timber	$59.3	$68.3	$129.3	$140.2
Pacific Northwest Timber	24.3	32.3	49.5	66.7
New Zealand Timber	53.8	60.9	99.5	105.0
Real Estate
Improved Development	2.6	12.2	4.4	17.0
Rural	7.5	15.6	16.2	22.1
Timberland & Non-Strategic	15.5	0.3	16.1	1.9
Deferred Revenue/Other (a)	5.4	3.9	9.8	7.3
Total Real Estate	31.0	32.0	46.5	48.3
Trading	5.3	15.4	17.1	28.0
Intersegment Eliminations	—	(0.1)	(0.1)	(0.2)
Total Sales	$173.6	$208.9	$341.7	$387.9

Operating Income (Loss)
Southern Timber	$17.1	$21.7	$40.1	$43.9
Pacific Northwest Timber	(1.5)	(2.4)	(5.8)	(5.9)
New Zealand Timber (b)	2.9	2.4	10.3	1.7
Real Estate	5.8	8.6	5.7	9.5
Trading	0.1	0.1	0.2	0.4
Corporate and Other (c)	(12.0)	(10.3)	(21.8)	(18.9)
Operating Income	12.4	20.1	28.7	30.7
Interest expense, net	(9.8)	(12.4)	(19.6)	(24.1)
Interest and other miscellaneous income (expense), net (d)	0.9	11.6	(4.1)	21.2
Income tax (expense) benefit (e)	(0.5)	(0.2)	0.3	(1.3)
Net Income	3.0	19.1	5.3	26.5
Less: Net (income) loss attributable to noncontrolling interests in consolidated affiliates	(1.1)	0.2	(2.0)	1.3
Net Income Attributable to Rayonier, L.P.	$1.9	$19.3	$3.3	$27.8
Less: Net income attributable to noncontrolling interests in the Operating Partnership	—	(0.3)	—	(0.5)
Net Income Attributable to Rayonier Inc.	$1.9	$19.0	$3.3	$27.3

Adjusted EBITDA (f)
Southern Timber	$33.9	$43.6	$78.7	$86.4
Pacific Northwest Timber	5.9	6.9	10.6	14.0
New Zealand Timber	7.7	8.3	19.2	14.4
Real Estate	18.9	20.3	23.5	26.9
Trading	0.1	0.1	0.2	0.4
Corporate and Other	(10.9)	(9.9)	(20.2)	(18.1)
Total Adjusted EBITDA	$55.7	$69.2	$111.9	$124.0

(a)Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.
(b)The six months ended June 30, 2023 includes $2.3 million of timber write-offs resulting from casualty events.
(c)The three and six months ended June 30, 2024 includes $0.7 million of costs related to disposition initiatives.
(d)The three months ended June 30, 2024 includes $1.1 million of net costs associated with legal settlements. The six months ended June 30, 2024 includes $5.7 million of pension settlement charges and $2.4 million of net costs associated with legal settlements. The three and six months ended June 30, 2023 include $11.4 million and $20.5 million, respectively, of net recoveries associated with legal settlements.
(e)The six months ended June 30, 2024 includes a $1.2 million income tax benefit related to the pension settlement.
(f)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended June 30,		Six Months Ended June 30,
Southern Timber Overview	2024	2023	2024	2023
Sales Volume (in thousands of tons)
Pine Pulpwood	926	1,036	1,942	2,015
Pine Sawtimber	702	932	1,624	1,818
Total Pine Volume	1,628	1,969	3,566	3,833
Hardwood	46	41	116	69
Total Volume	1,674	2,009	3,682	3,903

% Delivered Volume (vs. Total Volume)	32%	30%	31%	33%
% Pine Sawtimber Volume (vs. Total Pine Volume)	43%	47%	46%	47%
% Export Volume (vs. Total Volume) (a)	1%	1%	1%	1%

Net Stumpage Pricing (dollars per ton)
Pine Pulpwood	$17.38	$15.78	$17.12	$16.53
Pine Sawtimber	29.28	29.07	30.04	30.29
Weighted Average Pine	$22.51	$22.07	$23.00	$23.06
Hardwood	11.34	11.06	12.55	14.79
Weighted Average Total	$22.21	$21.85	$22.68	$22.91

Summary Financial Data (in millions of dollars)
Timber Sales	$49.9	$58.4	$110.8	$120.9
Less: Cut and Haul	(11.8)	(13.4)	(25.2)	(29.0)
Less: Port and Freight	(0.8)	(1.2)	(2.1)	(2.7)
Net Stumpage Sales	$37.3	$43.8	$83.5	$89.1

Land-Based Solutions (b)	2.6	1.0	4.3	1.9
Other Non-Timber Sales	6.8	8.9	14.2	17.4
Total Sales	$59.3	$68.3	$129.3	$140.2

Operating Income	$17.1	$21.7	$40.1	$43.9
(+) Depreciation, depletion and amortization	16.8	21.9	38.6	42.5
Adjusted EBITDA (c)	$33.9	$43.6	$78.7	$86.4

Other Data
Period-End Acres (in thousands)	1,846	1,907	1,846	1,907

(a)Estimated percentage of export volume, which includes volumes sold to third-party exporters in addition to direct exports through our log export program.
(b)Consists of sales from carbon capture and storage (“CCS”), solar and wind energy contracts.
(c)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended June 30,		Six Months Ended June 30,
Pacific Northwest Timber Overview	2024	2023	2024	2023
Sales Volume (in thousands of tons)
Pulpwood	49	61	102	138
Domestic Sawtimber (a)	243	251	488	535
Export Sawtimber	—	21	19	43
Total Volume	293	332	610	716

% Delivered Volume (vs. Total Volume)	91%	100%	89%	98%
% Sawtimber Volume (vs. Total Volume)	83%	82%	83%	81%
% Export Volume (vs. Total Volume) (b)	5%	10%	7%	12%

Delivered Log Pricing (in dollars per ton)
Pulpwood	$30.20	$36.21	$29.74	$42.90
Domestic Sawtimber	90.70	97.37	87.57	95.16
Export Sawtimber (c)	—	144.25	137.67	154.14
Weighted Average Log Price	$80.35	$89.10	$79.42	$88.61

Summary Financial Data (in millions of dollars)
Timber Sales	$22.9	$30.0	$47.1	$63.5
Less: Cut and Haul	(10.1)	(15.5)	(20.9)	(32.7)
Less: Port and Freight	—	(1.3)	(1.3)	(2.7)
Net Stumpage Sales	$12.8	$13.2	$24.9	$28.1

Land-Based Solutions (d)	—	1.3	—	1.3
Other Non-Timber Sales	1.4	1.0	2.3	1.9
Total Sales	$24.3	$32.3	$49.5	$66.7

Operating Loss	($1.5)	($2.4)	($5.8)	($5.9)
(+) Depreciation, depletion and amortization	7.4	9.2	16.5	19.9
Adjusted EBITDA (e)	$5.9	$6.9	$10.6	$14.0

Other Data
Period-End Acres (in thousands)	417	474	417	474
Sawtimber (in dollars per MBF) (f)	$667	$711	$658	$720

(a)Includes volumes sold to third-party exporters.
(b)Estimated percentage of export volume, which includes volumes sold to third-party exporters in addition to direct exports through our log export program.
(c)Pricing is reported on a CFR basis (i.e., inclusive of export costs and freight).
(d)Consists primarily of conservation easement sales for habitat protection.
(e)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.
(f)Delivered Sawtimber excluding chip-n-saw.

	Three Months Ended June 30,		Six Months Ended June 30,
New Zealand Timber Overview	2024	2023	2024	2023
Sales Volume (in thousands of tons)
Domestic Pulpwood (Delivered)	57	50	107	105
Domestic Sawtimber (Delivered)	166	155	301	291
Export Pulpwood (Delivered)	82	70	145	112
Export Sawtimber (Delivered)	287	398	519	645
Total Volume	592	673	1,072	1,154

% Delivered Volume (vs. Total Volume)	100%	100%	100%	100%
% Sawtimber Volume (vs. Total Volume)	77%	82%	76%	81%
% Export Volume (vs. Total Volume) (a)	62%	70%	62%	66%

Delivered Log Pricing (in dollars per ton)
Domestic Pulpwood	$32.83	$37.92	$32.91	$35.52
Domestic Sawtimber	65.23	69.29	66.53	70.36
Export Sawtimber	101.86	103.81	104.93	107.31
Weighted Average Log Price	$83.06	$89.49	$85.22	$90.11

Summary Financial Data (in millions of dollars)
Timber Sales	$49.2	$60.2	$91.3	$104.0
Less: Cut and Haul (b)	(21.0)	(23.7)	(37.6)	(40.9)
Less: Port and Freight (b)	(18.0)	(20.7)	(30.2)	(32.4)
Net Stumpage Sales	$10.1	$15.8	$23.6	$30.6

Carbon Credit Sales	4.4	0.4	7.9	0.4
Other Non-Timber Sales	0.2	0.3	0.3	0.7
Total Sales	$53.8	$60.9	$99.5	$105.0

Operating Income	$2.9	$2.4	$10.3	$1.7
(+) Timber write-offs resulting from casualty events (c)	—	—	—	2.3
(+) Depreciation, depletion and amortization	4.8	5.9	8.8	10.4
Adjusted EBITDA (d)	$7.7	$8.3	$19.2	$14.4

Other Data
New Zealand Dollar to U.S. Dollar Exchange Rate (e)	0.6011	0.6151	0.6081	0.6221
Net Plantable Period-End Acres (in thousands)	289	297	289	297
Export Sawtimber (in dollars per JAS m3)	$118.44	$120.70	$122.00	$124.77
Domestic Sawtimber (in $NZD per tonne)	$119.37	$123.92	$120.35	$124.42

(a)Percentage of export volume reflects direct exports through our log export program.
(b)Prior year periods have been restated to reclassify certain export related costs from cut and haul to port and freight.
(c)Timber write-offs resulting from casualty events includes the write-off of merchantable and pre-merchantable timber volume damaged by casualty events that cannot be salvaged.
(d)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.
(e)Represents the period-average rate.

	Three Months Ended June 30,		Six Months Ended June 30,
Real Estate Overview	2024	2023	2024	2023
Sales (in millions of dollars)
Improved Development (a)	$2.6	$12.2	$4.4	$17.0
Rural	7.5	15.6	16.2	22.1
Timberland & Non-Strategic	15.5	0.3	16.1	1.9
Deferred Revenue/Other (b)	5.4	3.9	9.8	7.3
Total Sales	$31.0	$32.0	$46.5	$48.3

Acres Sold
Improved Development (a)	54.9	267.5	60.9	295.3
Rural	1,439	3,411	2,937	4,942
Timberland & Non-Strategic	13,106	76	13,536	604
Total Acres Sold	14,600	3,754	16,534	5,841

Gross Price per Acre (dollars per acre)
Improved Development (a)	$46,938	$45,732	$72,273	$57,679
Rural	5,189	4,582	5,515	4,477
Timberland & Non-Strategic	1,183	3,344	1,190	3,131
Weighted Average (Total)	$1,750	$7,489	$2,220	$7,028
Weighted Average (Adjusted) (c)	$1,579	$4,555	$1,961	$4,331

Operating Income	$5.8	$8.6	$5.7	$9.5
(+) Depreciation, depletion and amortization	6.7	2.2	8.4	3.7
(+) Non-cash cost of land and improved development	6.4	9.4	9.4	13.6
Adjusted EBITDA (d)	$18.9	$20.3	$23.5	$26.9

(a)Reflects land with capital invested in infrastructure improvements.
(b)Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.
(c)Excludes Improved Development.
(d)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended June 30,		Six Months Ended June 30,
Trading Overview	2024	2023	2024	2023
Sales Volume (in thousands of tons)
U.S.	5	17	28	30
NZ	49	118	132	209
Total Volume	55	135	160	239

Summary Financial Data (in millions of dollars)
Trading Sales	$5.0	$15.0	$16.3	$27.1
Non-Timber Sales	0.3	0.5	0.8	0.9
Total Sales	$5.3	$15.4	$17.1	$28.0

Operating Income	$0.1	$0.1	$0.2	$0.4
Adjusted EBITDA (a)	$0.1	$0.1	$0.2	$0.4

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended June 30,		Six Months Ended June 30,
Capital Expenditures By Segment (in millions of dollars)	2024	2023	2024	2023
Timber Capital Expenditures
Southern Timber
Reforestation, silviculture and other capital expenditures	$7.1	$6.6	$14.1	$13.5
Property taxes	1.9	2.0	3.9	4.0
Lease payments	0.1	0.2	0.6	0.6
Allocated overhead	1.5	1.2	3.1	2.7
Subtotal Southern Timber	$10.7	$10.0	$21.7	$20.8
Pacific Northwest Timber
Reforestation, silviculture and other capital expenditures	1.4	2.1	4.1	5.0
Property taxes	0.1	0.3	0.3	0.5
Allocated overhead	1.3	1.3	2.6	2.6
Subtotal Pacific Northwest Timber	$2.9	$3.6	$7.0	$8.2
New Zealand Timber
Reforestation, silviculture and other capital expenditures	2.5	2.6	4.3	4.6
Property taxes	0.2	0.2	0.4	0.4
Lease payments	1.1	0.9	2.0	1.3
Allocated overhead	0.7	0.7	1.4	1.4
Subtotal New Zealand Timber	$4.5	$4.3	$8.1	$7.6
Total Timber Segments Capital Expenditures	$18.0	$18.0	$36.7	$36.7
Real Estate	0.1	0.1	0.2	0.1
Corporate	—	—	0.1	—
Total Capital Expenditures	$18.1	$18.1	$36.9	$36.8

Timberland Acquisitions
Southern Timber	—	$0.6	—	$5.7
Pacific Northwest Timber	—	—	—	3.6
Timberland Acquisitions	—	$0.6	—	$9.3

Real Estate Development Investments (a)	$4.6	$7.0	$10.1	$14.8

(a)Represents investments in master infrastructure or entitlements in our real estate development projects. Real Estate Development Investments are amortized as the underlying properties are sold and included in Non-Cash Cost of Land and Improved Development.

    The following tables summarize sales, operating income (loss) and Adjusted EBITDA variances for June 30, 2024 versus June 30, 2023 (millions of dollars):

Sales	Southern Timber		Pacific Northwest Timber		New Zealand Timber		Real Estate		Trading	Intersegment Eliminations	Total
Three Months Ended June 30, 2023	$68.3		$32.3		$60.9		$32.0		$15.4	($0.1)	$208.9
Volume	(7.3)		(1.5)		(7.2)		78.5		(8.9)	—	53.6
Price	0.6		1.4		(4.2)		(81.8)		(1.1)	—	(85.1)
Non-timber sales	(0.5)		(0.9)		4.0		—		(0.1)	—	2.4
Foreign exchange (a)	—		—		(0.3)		—		—	—	(0.3)
Other	(1.8)	(b)	(7.0)	(b)	0.6	(c)	2.3	(d)	—	0.1	(5.8)
Three Months Ended June 30, 2024	$59.3		$24.3		$53.8		$31.0		$5.3	—	$173.6

(a)    Net of currency hedging impact.
(b)    Includes variance due to stumpage versus delivered sales.
(c)    Includes variance due to domestic versus export sales.
(d)    Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.

Sales	Southern Timber		Pacific Northwest Timber		New Zealand Timber		Real Estate		Trading	Intersegment Eliminations	Total
Six Months Ended June 30, 2023	$140.2		$66.7		$105.0		$48.3		$28.0	($0.2)	$387.9
Volume	(5.1)		(4.1)		(7.3)		72.3		(9.0)	—	46.8
Price	(0.9)		1.0		(5.4)		(77.5)		(1.8)	—	(84.6)
Non-timber sales	(0.8)		(0.9)		7.1		—		(0.2)	—	5.2
Foreign exchange (a)	—		—		(0.6)		—		—	—	(0.6)
Other	(4.1)	(b)	(13.2)	(b)	0.7	(c)	3.4	(d)	0.1	0.1	(13.0)
Six Months Ended June 30, 2024	$129.3		$49.5		$99.5		$46.5		$17.1	($0.1)	$341.7

(a)    Net of currency hedging impact.
(b)    Includes variance due to stumpage versus delivered sales.
(c)    Includes variance due to domestic versus export sales.
(d)    Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.

Operating Income (Loss)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
Three Months Ended June 30, 2023	$21.7	($2.4)	$2.4	$8.6	$0.1	($10.3)	$20.1
Volume	(3.6)	(0.1)	(1.3)	45.5	—	—	40.5
Price (a)	0.6	1.4	(4.2)	(81.8)	—	—	(84.0)
Cost	(3.1)	(0.3)	0.5	1.3	—	(1.0)	(2.6)
Non-timber income (b)	—	(0.9)	4.0	—	—	—	3.1
Foreign exchange (c)	—	—	1.2	—	—	—	1.2
Depreciation, depletion & amortization	1.5	0.8	0.3	1.6	—	—	4.2
Non-cash cost of land and improved development	—	—	—	30.6	—	—	30.6
Other (d)	—	—	—	—	—	(0.7)	(0.7)
Three Months Ended June 30, 2024	$17.1	($1.5)	$2.9	$5.8	$0.1	($12.0)	$12.4

(a)For Timber segments, price reflects net stumpage realizations (i.e., net of cut and haul and shipping costs). For Real Estate, price is presented net of cash closing costs.
(b)For the Southern Timber segment, includes income from carbon capture and storage (“CCS”), solar and wind energy contracts. For the New Zealand Timber segment, includes income from carbon credit sales.
(c)Net of currency hedging impact.
(d)Corporate and Other includes $0.7 million of costs related to disposition initiatives.

Operating Income (Loss)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
Six Months Ended June 30, 2023	$43.9	($5.9)	$1.7	$9.5	$0.4	($18.9)	$30.7
Volume	(2.6)	(0.3)	(1.6)	42.0	—	—	37.5
Price (a)	(0.9)	1.0	(5.4)	(77.5)	—	—	(82.8)
Cost	(1.4)	(0.2)	0.9	0.9	(0.2)	(2.1)	(2.1)
Non-timber income (b)	(0.4)	(0.9)	7.3	—	—	—	6.0
Foreign exchange (c)	—	—	4.4	—	—	—	4.4
Depreciation, depletion & amortization	1.5	0.5	0.7	1.7	—	(0.1)	4.3
Non-cash cost of land and improved development	—	—	—	28.7	—	—	28.7
Other (d)	—	—	2.3	0.4	—	(0.7)	2.0
Six Months Ended June 30, 2024	$40.1	($5.8)	$10.3	$5.7	$0.2	($21.8)	$28.7

(a)For Timber segments, price reflects net stumpage realizations (i.e., net of cut and haul and shipping costs). For Real Estate, price is presented net of cash closing costs.
(b)For the Southern Timber segment, includes income from carbon capture and storage (“CCS”), solar and wind energy contracts. For the New Zealand Timber segment, includes income from carbon credit sales.
(c)Net of currency hedging impact.
(d)New Zealand Timber includes $2.3 million of timber write-offs resulting from casualty events in 2023. Real Estate includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue. Corporate and Other includes $0.7 million of costs related to disposition initiatives.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
Three Months Ended June 30, 2023	$43.6	$6.9	$8.3	$20.3	$0.1	($9.9)	$69.2
Volume	(7.2)	(1.2)	(2.0)	78.5	—	—	68.2
Price (b)	0.6	1.4	(4.2)	(81.8)	—	—	(84.0)
Cost	(3.1)	(0.3)	0.5	1.3	—	(1.0)	(2.6)
Non-timber income (c)	—	(0.9)	4.0	—	—	—	3.1
Foreign exchange (d)	—	—	1.1	—	—	—	1.1
Other (e)	—	—	—	0.6	—	—	0.6
Three Months Ended June 30, 2024	$33.9	$5.9	$7.7	$18.9	$0.1	($10.9)	$55.7

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

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
Six Months Ended June 30, 2023	$86.4	$14.0	$14.4	$26.9	$0.4	($18.1)	$124.0
Volume	(5.0)	(3.3)	(2.2)	72.3	—	—	61.8
Price (b)	(0.9)	1.0	(5.4)	(77.5)	—	—	(82.8)
Cost	(1.4)	(0.2)	0.9	0.9	(0.2)	(2.1)	(2.1)
Non-timber income (c)	(0.4)	(0.9)	7.3	—	—	—	6.0
Foreign exchange (d)	—	—	4.2	—	—	—	4.2
Other (e)	—	—	—	0.9	—	—	0.9
Six Months Ended June 30, 2024	$78.7	$10.6	$19.2	$23.5	$0.2	($20.2)	$111.9

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
SOUTHERN TIMBER
    Second quarter sales of $59.3 million decreased $9.0 million, or 13%, versus the prior year period. Harvest volumes decreased 17% to 1.67 million tons versus 2.01 million tons in the prior year period, primarily driven by wet ground conditions that constrained production and softer demand from lumber mills. Average pine sawtimber stumpage realizations increased 1% to $29.28 per ton versus $29.07 per ton in the prior year period, primarily due to improved chip-n-saw pricing in most of our markets. Average pine pulpwood stumpage realizations increased 10% to $17.38 per ton versus $15.78 per ton in the prior year period, primarily driven by markedly improved demand from pulp mills and a favorable geographic mix. Overall, weighted-average net stumpage realizations (including hardwood) increased 2% to $22.21 per ton versus $21.85 per ton in the prior year period. Non-timber sales of $9.4 million decreased 5% versus the prior year period, as lower pipeline easement revenues were partially offset by growth in our land-based solutions business. Operating income of $17.1 million decreased $4.6 million versus the prior year period due to lower volumes ($3.6 million) and higher costs ($3.1 million), partially offset by lower depletion rates ($1.5 million) and higher net stumpage realizations ($0.6 million). Second quarter Adjusted EBITDA of $33.9 million was 22%, or $9.7 million, below the prior year period.

Year-to-date sales of $129.3 million decreased $10.8 million, or 8%, versus the prior year period. Harvest volumes decreased 6% to 3.68 million tons versus 3.90 million tons in the prior year period, primarily driven by wet ground conditions and weaker sawtimber demand. Average pine sawtimber stumpage realizations decreased 1% to $30.04 per ton versus $30.29 per ton in the prior year period, primarily due to softer demand from lumber mills. Average pine pulpwood stumpage realizations increased 4% to $17.12 per ton versus $16.53 per ton in the prior year period primarily driven by improved demand from pulp mills. Overall, weighted-average stumpage realizations (including hardwood) decreased 1% to $22.68 per ton versus $22.91 per ton in the prior year period. Operating income of $40.1 million decreased $3.8 million versus the prior year period due to lower volumes ($2.6 million), higher costs ($1.4 million), lower net stumpage realizations ($0.9 million), and lower non-timber income ($0.4 million), partially offset by lower depletion rates ($1.5 million). Year-to-date Adjusted EBITDA of $78.7 million was 9%, or $7.8 million, below the prior year period.
PACIFIC NORTHWEST TIMBER
Second quarter sales of $24.3 million decreased $8.0 million, or 25%, versus the prior year period. Harvest volumes decreased 12% to 293,000 tons versus 332,000 tons in the prior year period, primarily due to the Large Disposition we completed in Oregon in late 2023. Average delivered prices for domestic sawtimber decreased 7% to $90.70 per ton versus $97.37 per ton in the prior year period due to a combination of weaker demand from domestic lumber mills, reduced export market tension, and an unfavorable species mix, as a lower proportion of Douglas-fir sawtimber was harvested in the current year period. Average delivered pulpwood prices decreased 17% to $30.20 per ton versus $36.21 per ton in the prior year period, primarily due to softer mill demand in the region. Despite lower delivered pricing, net stumpage realizations increased 10% due to favorable pricing on stumpage sales and lower per-ton cut and haul costs on delivered volume. An operating loss of $1.5 million versus an operating loss of $2.4 million in the prior year period was driven by improved net stumpage realizations ($1.4 million) and lower depletion rates ($0.8 million), partially offset by lower non-timber income ($0.9 million), higher costs ($0.3 million), and lower volumes ($0.1 million). Second quarter Adjusted EBITDA of $5.9 million was 14%, or $0.9 million, below the prior year period.

Year-to-date sales of $49.5 million decreased $17.3 million, or 26%, versus the prior year period. Harvest volumes decreased 15% to 610,000 tons versus 716,000 tons in the prior year period, primarily due to the Large Disposition we completed in Oregon in late 2023. Average delivered prices for domestic sawtimber decreased 8% to $87.57 per ton versus $95.16 per ton in the prior year period due to a combination of weaker demand from domestic lumber mills, reduced export market tension, and an unfavorable species mix. Average delivered pulpwood prices decreased 31% to $29.74 per ton versus $42.90 per ton in the prior year period due to softer mill demand in the region. An operating loss of $5.8 million versus an operating loss of $5.9 million in the prior year period was driven by improved net stumpage realizations ($1.0 million) and lower depletion rates ($0.5 million), partially offset by lower non-timber income ($0.9 million), lower volumes ($0.3 million), and higher costs ($0.2 million). Year-to-date Adjusted EBITDA of $10.6 million was 24%, or $3.3 million, below the prior year period.
NEW ZEALAND TIMBER
    Second quarter sales of $53.8 million decreased $7.1 million, or 12%, versus the prior year period. Sales volumes decreased 12% to 592,000 tons versus 673,000 tons in the prior year period, primarily due to softer export sawtimber demand. Average delivered prices for export sawtimber decreased 2% to $101.86 per ton versus $103.81 per ton in the prior year period, driven by weaker construction activity in China. Average delivered prices for domestic sawtimber declined 6% to $65.23 per ton versus $69.29 per ton in the prior year period. The decrease in domestic sawtimber prices was primarily driven by weaker domestic demand and decreased competition from export markets, coupled with the decline in the NZ$/US$ exchange rate (US$0.60 per NZ$1.00 versus US$0.62 per NZ$1.00). Excluding the impact of foreign exchange rates, domestic sawtimber prices decreased 4% versus the prior year period. Second quarter non-timber / carbon credit sales totaled $4.6 million versus $0.7 million in the prior year period. Operating income of $2.9 million increased $0.5 million versus the prior year period due to higher carbon credit income ($4.0 million), favorable foreign exchange impacts ($1.2 million), lower costs ($0.5 million), and lower depletion rates ($0.3 million), partially offset by lower net stumpage realizations ($4.2 million) and lower volumes ($1.3 million). Second quarter Adjusted EBITDA of $7.7 million was 7%, or $0.6 million, below the prior year period.
Year-to-date sales of $99.5 million decreased $5.5 million, or 5%, versus the prior year period. Sales volumes decreased 7% to 1.07 million tons versus 1.15 million tons in the prior year period, primarily due to softer export sawtimber demand. Average delivered prices for export sawtimber decreased 2% to $104.93 per ton versus $107.31 per ton in the prior year period, driven by weaker construction demand in China. Average delivered prices for domestic sawtimber decreased 5% to $66.53 per ton versus $70.36 per ton in the prior year period. The decrease in domestic sawtimber prices was primarily driven by weaker domestic demand and decreased competition from export markets, coupled with the decline in the NZ$/US$ exchange rate (US$0.61 per NZ$1.00 versus US$0.62 per NZ$1.00). Excluding the impact of foreign exchange rates, domestic sawtimber prices decreased 3% versus the prior year period. Year-to-date non-timber / carbon credit sales totaled $8.2 million versus $1.0 million in the prior year period. Operating income of $10.3 million increased $8.6 million versus the prior year period due to higher carbon credit income ($7.3 million), favorable foreign exchange impacts ($4.4 million), the prior year write-off of timber basis due to a tropical cyclone casualty event ($2.3 million), lower costs ($0.9 million), and lower depletion rates ($0.7 million), partially offset by lower net stumpage realizations ($5.4 million) and lower volumes ($1.6 million). Year-to-date Adjusted EBITDA of $19.2 million was 33%, or $4.8 million, above the prior year period.
REAL ESTATE
Second quarter sales of $31.0 million decreased $1.1 million versus the prior year period, while operating income of $5.8 million decreased $2.9 million versus the prior year period. Sales and operating income decreased versus the prior year period due to lower weighted-average prices ($1,750 per acre versus $7,489 per acre in the prior year period), partially offset by significantly higher acres sold (14,600 acres sold versus 3,754 acres sold in the prior year period) and favorable deferred revenue adjustments.
Improved Development sales of $2.6 million included $1.6 million from the Heartwood development project south of Savannah, Georgia and $1.0 million from the Wildlight development project north of Jacksonville, Florida. Sales in Heartwood consisted of two residential pod sales totaling 47 acres for $1.6 million ($34,000 per acre).

Sales in Wildlight consisted of an 8-acre commercial parcel for $1.0 million ($125,000 per acre). This compares to Improved Development sales of $12.2 million in the prior year period.
Rural sales of $7.5 million consisted of 1,439 acres at an average price of $5,189 per acre. This compares to prior year period sales of $15.6 million, which consisted of 3,411 acres at an average price of $4,582 per acre.
Timberland & Non-Strategic sales of $15.5 million consisted of a 13,106-acre transaction in New Zealand for $1,183 per acre. This transaction included several geographically-isolated parcels with low plantability (~50%), a relatively young age-class distribution, and above-average operating costs. Prior year period Timberland & Non-Strategic sales were $0.3 million, which consisted of a 76-acre transaction for $3,344 per acre.
Second quarter Adjusted EBITDA of $18.9 million decreased $1.4 million versus the prior year period.
Year-to-date sales of $46.5 million decreased $1.8 million versus the prior year period, while operating income of $5.7 million decreased $3.9 million versus the prior year period. Sales and operating income decreased in the first six months primarily due to lower weighted-average prices ($2,220 per acre versus $7,028 per acre in the prior year period), partially offset by significantly higher acres sold (16,534 acres sold versus 5,841 acres sold in the prior year period) and favorable deferred revenue adjustments. Year-to-date Adjusted EBITDA of $23.5 million decreased $3.4 million versus the prior year period.
TRADING
    Second quarter sales of $5.3 million decreased $10.1 million versus the prior year period, primarily due to lower volumes and prices. Sales volumes of 55,000 tons decreased 59% versus the prior year period. The Trading segment generated operating income of $0.1 million, which was consistent with the prior year period.
Year-to-date sales of $17.1 million decreased $10.9 million versus the prior year period, primarily due to lower volumes and prices. Sales volumes of 160,000 tons decreased 33% versus the prior year period. Year-to-date operating income and Adjusted EBITDA of $0.2 million decreased $0.2 million versus the prior year period.
OTHER ITEMS
CORPORATE AND OTHER EXPENSE / ELIMINATIONS
    Second quarter corporate and other operating expenses of $12.0 million increased $1.7 million versus the prior year period, primarily due to $0.7 million of costs related to disposition initiatives, higher compensation and benefits expenses, and higher professional services fees.
Year-to-date corporate and other operating expenses of $21.8 million increased $2.9 million versus the prior year period, primarily due to $0.7 million of costs related to disposition initiatives, higher compensation and benefits expenses, and higher professional services fees.
INTEREST EXPENSE
    Second quarter and year-to-date interest expense of $9.8 million and $19.6 million decreased $2.6 million and $4.6 million, respectively, versus the prior year period, primarily due to lower average outstanding debt.
INTEREST AND OTHER MISCELLANEOUS INCOME (EXPENSE), NET
Second quarter interest and other miscellaneous income of $0.9 million decreased $10.7 million versus the prior year period. The current year period includes $1.1 million of net costs associated with legal settlements, while the prior year period included $11.4 million of net recoveries associated with legal settlements.
Year-to-date interest and other miscellaneous expense of $4.1 million includes a $5.7 million pension settlement charge and $2.4 million of net costs associated with legal settlements. This compares to prior year period interest and other miscellaneous income of $21.2 million, which included $20.5 million of net recoveries associated with legal settlements.
INCOME TAX (EXPENSE) BENEFIT
    Second quarter income tax expense of $0.5 million increased $0.3 million versus the prior year period. Year-to-date income tax benefit of $0.3 million versus income tax expense of $1.3 million in the prior year period was primarily due to a $1.2 million tax benefit associated with the pension termination and settlement. The New Zealand subsidiary is the primary driver of income tax expense.

OUTLOOK
In our Southern Timber segment, we expect full-year harvest volumes toward the lower end of prior guidance as we look to opportunistically flex our volume in response to market conditions. We expect that pine stumpage realizations will be lower in the second half of the year as compared to the first half due to a less favorable geographic mix, lower sawlog prices, and a relatively higher proportion of thinning volume. Further, we continue to expect higher non-timber income for full-year 2024 relative to full-year 2023 driven by growth in our land-based solutions business.
In our Pacific Northwest Timber segment, we expect to achieve full-year volumes slightly below our prior guidance. While pricing conditions have been relatively stable thus far in 2024, our ability to increase delivered log prices has been constrained by challenging domestic and export market conditions.
In our New Zealand Timber segment, we remain on track to achieve our full-year volume guidance as we expect relatively higher production during the second half of the year as compared to the first half. Further, we continue to expect that full-year domestic and export sawtimber pricing will improve modestly relative to the full-year pricing achieved in 2023.
In our Real Estate segment, we continue to see healthy interest in our development projects and rural properties. We expect that second half transaction closing activity will be heavily concentrated in the fourth quarter.
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
UPDATE ON INITIATIVES TO ENHANCE SHAREHOLDER VALUE
    We are pleased with the progress we have made on our previously announced $1 billion disposition plan. Although no transactions were completed during the quarter, we have been encouraged by the interest received from prospective buyers and continue to advance a variety of options to achieve our target. To this end, we are actively engaged on several significant transactions and expect to be in a position to provide additional information regarding such transactions concurrent with or prior to our third quarter earnings release.
SUMMARY OF LIQUIDITY AND FINANCING COMMITMENTS

	June 30,	December 31,
(millions of dollars)	2024	2023
Cash and cash equivalents	$141.9	$207.7
Total debt (a)	1,370.1	1,372.7
Noncontrolling interests in the Operating Partnership	59.0	81.7
Shareholders’ equity	1,821.1	1,877.6
Total capitalization (total debt plus permanent and temporary equity)	3,250.2	3,332.0
Debt to capital ratio	42%	41%
Net debt to enterprise value (b)(c)	22%	19%

(a)Total debt as of June 30, 2024 and December 31, 2023 reflects principal on long-term debt, gross of deferred financing costs and unamortized discounts.
(b)Net debt is calculated as total debt less cash and cash equivalents.
(c)Enterprise value based on market capitalization (including Rayonier, L.P. “OP” units) plus net debt based on Rayonier’s share price of $29.09 and $33.41 as of June 30, 2024 and December 31, 2023, respectively.

AT-THE-MARKET (“ATM”) EQUITY OFFERING PROGRAM
On November 4, 2022 we entered into a new distribution agreement with a group of sales agents through which we may sell common shares, from time to time, having an aggregate sales price of up to $300 million (the “2022 ATM Program”). As of June 30, 2024, $269.7 million remains available for issuance under the 2022 ATM Program.
The following table outlines common share issuances pursuant to our ATM program (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Common shares issued under the ATM program	—	—	—	400
Average price of common shares issued under the ATM program	—	—	—	$34.03
CASH FLOWS
The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2024 and 2023:

(millions of dollars)	2024	2023
Cash provided by (used for):
Operating activities	$107.6	$126.3
Investing activities	(47.4)	(56.5)
Financing activities	(125.1)	(91.0)

CASH PROVIDED BY OPERATING ACTIVITIES
    Cash provided by operating activities decreased $18.7 million from the prior year period, primarily due to lower operating results and changes in working capital.
CASH USED FOR INVESTING ACTIVITIES
    Cash used for investing activities decreased $9.0 million from the prior year period, due to lower cash used for timberland acquisitions ($9.3 million) and lower real estate development investments ($4.6 million), partially offset by lower proceeds from other investing activities ($4.8 million) and higher capital expenditures ($0.1 million).
CASH USED FOR FINANCING ACTIVITIES
    Cash used for financing activities increased $34.1 million from the prior year period. This is primarily due to higher dividends paid on common shares ($30.3 million), higher distributions to noncontrolling interests in consolidated affiliates ($3.8 million), and higher distributions to noncontrolling interests in the Operating Partnership ($0.1 million), partially offset by lower costs associated with the issuance of common shares under the ATM equity offering program ($0.1 million).

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

Significant long-term uses of cash include the following (in millions):

Future uses of cash (in millions)	Total	Payments Due by Period
		2024	2025-2026	2027-2028	Thereafter
Long-term debt (a)	$1,370.1	—	$245.6	$474.5	$650.0
Interest payments on long-term debt (b)	304.2	37.7	139.7	90.1	36.7
Operating leases — timberland (c)	190.6	6.0	15.9	14.7	154.0
Operating leases — PP&E, offices (c)	5.6	0.7	1.6	0.9	2.4
Commitments — real estate projects	46.6	26.0	11.3	2.3	7.0
Commitments — derivatives (d)	0.8	0.5	0.3	—	—
Commitments — environmental remediation (e)	19.1	13.5	2.4	0.9	2.3
Commitments — other (f)	4.0	2.3	1.5	0.2	—
Total	$1,941.0	$86.7	$418.3	$583.6	$852.4

(a)The book value of long-term debt, net of deferred financing costs and unamortized discounts, is currently recorded at $1,363.7 million on our Consolidated Balance Sheets, but upon maturity the liability will be $1,370.1 million. See Note 6 - Debt for additional information.
(b)Projected interest payments for variable-rate debt were calculated based on outstanding principal amounts and interest rates as of June 30, 2024 and excludes the impact of hedging.
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

EXPECTED 2024 EXPENDITURES
Capital expenditures in 2024 are expected to be between $83 million and $86 million, excluding any strategic timberland acquisitions we may make. Capital expenditures are expected to primarily consist of seedling planting, fertilization and other silvicultural activities, property taxes, lease payments, allocated overhead and other capitalized costs. Aside from capital expenditures, we may also acquire timberland as we actively evaluate acquisition opportunities.
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

We made cash contributions of $2.7 million in 2024 in order to fund the Defined Benefit Plan on a plan termination basis. Additionally, we anticipate settling the Excess Benefit Plan with lump sum payments upon termination of the Defined Benefit Plan with cash contributions of approximately $1.2 million. See Note 15 — Employee Benefit Plans for additional information.
Full-year 2024 cash tax payments are expected to be between $4.0 million and $7.0 million, primarily related to the New Zealand subsidiary.
OFF-BALANCE SHEET ARRANGEMENTS
We utilize off-balance sheet arrangements to provide credit support for certain suppliers and vendors in case of their default on critical obligations, and collateral for outstanding claims under our previous workers’ compensation self-insurance programs. These arrangements consist of standby letters of credit and surety bonds. As part of our ongoing operations, we also periodically issue guarantees to third parties. Off-balance sheet arrangements are not considered a source of liquidity or capital resources and do not expose us to material risks or material unfavorable financial impacts. See Note 11 — Guarantees for details on the letters of credit and surety bonds as of June 30, 2024.
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
The summarized balance sheet information for the consolidated obligor group of debt issued by Rayonier, L.P. for the six months ended June 30, 2024 and year ended December 31, 2023 are provided in the table below:

(in millions)	June 30, 2024	December 31, 2023
Current assets	$128.1	$197.5
Non-current assets	108.4	98.8
Current liabilities	20.2	60.0
Non-current liabilities	2,391.2	2,181.6
Due to non-guarantors	1,071.2	861.5
The summarized results of operations information for the consolidated obligor group of debt issued by Rayonier, L.P. for the six months ended June 30, 2024 and year ended December 31, 2023 are provided in the table below:

(in millions)	June 30, 2024	December 31, 2023
Cost and expenses	($18.0)	($32.3)
Operating loss	(18.0)	(32.3)
Net loss	(34.1)	(70.5)
Revenue from non-guarantors	341.7	1,108.9

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
Management uses Adjusted EBITDA as a performance measure. Adjusted EBITDA is a non-GAAP measure that management uses to make strategic decisions about the business and that investors can use to evaluate the operational performance of the assets under management. It excludes specific items that management believes are not indicative of the Company’s ongoing operating results. We define Adjusted EBITDA as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of land and improved development, non-operating expense (income), costs related to disposition initiatives, timber write-offs resulting from casualty events and Large Dispositions.
We reconcile Adjusted EBITDA to Net Income for the consolidated Company and to Operating Income for the segments, as those are the most comparable GAAP measures for each. The following table provides a reconciliation of Net Income to Adjusted EBITDA for the respective periods (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net Income to Adjusted EBITDA Reconciliation
Net Income	$3.0	$19.1	$5.3	$26.5
Interest, net and miscellaneous income	7.7	12.3	15.4	23.6
Income tax expense (benefit) (a)	0.5	0.2	(0.3)	1.3
Depreciation, depletion and amortization	36.1	39.7	73.2	77.3
Non-cash cost of land and improved development	6.4	9.4	9.4	13.6
Non-operating expense (income) (b)	1.2	(11.5)	8.3	(20.6)
Costs related to disposition initiatives (c)	0.7	—	0.7	—
Timber write-offs resulting from casualty events (d)	—	—	—	2.3
Adjusted EBITDA	$55.7	$69.2	$111.9	$124.0

(a)The six months ended June 30, 2024 includes a $1.2 million income tax benefit related to the pension settlement.
(b)The three months ended June 30, 2024 includes $1.1 million of net costs associated with legal settlements. The six months ended June 30, 2024 includes $5.7 million of pension settlement charges and $2.4 million of net costs associated with legal settlements. The three and six months ended June 30, 2023 include $11.4 million and $20.5 million, respectively, of net recoveries associated with legal settlements.
(c)Costs related to disposition initiatives include legal, advisory, and other due diligence costs incurred in connection with the Company’s asset disposition plan, which was announced in November 2023.
(d)Timber write-offs resulting from casualty events includes the write-off of merchantable and pre-merchantable timber volume damaged by casualty events which cannot be salvaged.

The following tables provide a reconciliation of Operating Income (Loss) by segment to Adjusted EBITDA by segment for the respective periods (in millions of dollars):

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
June 30, 2024
Operating income (loss)	$17.1	($1.5)	$2.9	$5.8	$0.1	($12.0)	$12.4
Costs related to disposition initiatives (a)	—	—	—	—	—	0.7	0.7
Depreciation, depletion and amortization	16.8	7.4	4.8	6.7	—	0.4	36.1
Non-cash cost of land and improved development	—	—	—	6.4	—	—	6.4
Adjusted EBITDA	$33.9	$5.9	$7.7	$18.9	$0.1	($10.9)	$55.7

June 30, 2023
Operating income (loss)	$21.7	($2.4)	$2.4	$8.6	$0.1	($10.3)	$20.1
Depreciation, depletion and amortization	21.9	9.2	5.9	2.2	—	0.4	39.7
Non-cash cost of land and improved development	—	—	—	9.4	—	—	9.4
Adjusted EBITDA	$43.6	$6.9	$8.3	$20.3	$0.1	($9.9)	$69.2

(a)Costs related to disposition initiatives include legal, advisory, and other due diligence costs incurred in connection with the Company’s asset disposition plan, which was announced in November 2023.

Six Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
June 30, 2024
Operating income (loss)	$40.1	($5.8)	$10.3	$5.7	$0.2	($21.8)	$28.7
Costs related to disposition initiatives (a)	—	—	—	—	—	0.7	0.7
Depreciation, depletion and amortization	38.6	16.5	8.8	8.4	—	0.9	73.2
Non-cash cost of land and improved development	—	—	—	9.4	—	—	9.4
Adjusted EBITDA	$78.7	$10.6	$19.2	$23.5	$0.2	($20.2)	$111.9

June 30, 2023
Operating income (loss)	$43.9	($5.9)	$1.7	$9.5	$0.4	($18.9)	$30.7
Timber write-offs resulting from casualty events (b)	—	—	2.3	—	—	—	2.3
Depreciation, depletion and amortization	42.5	19.9	10.4	3.7	—	0.8	77.3
Non-cash cost of land and improved development	—	—	—	13.6	—	—	13.6
Adjusted EBITDA	$86.4	$14.0	$14.4	$26.9	$0.4	($18.1)	$124.0

(a)Costs related to disposition initiatives include legal, advisory, and other due diligence costs incurred in connection with the Company’s asset disposition plan, which was announced in November 2023.
(b)Timber write-offs resulting from casualty events includes the write-off of merchantable and pre-merchantable timber volume damaged by casualty events which cannot be salvaged.

The following table provides a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Six Months Ended June 30,
	2024	2023
Cash provided by operating activities	$107.6	$126.3
Capital expenditures (a)	(36.9)	(36.8)
Net cost (recovery) on legal settlements (b)	2.4	(20.5)
Working capital and other balance sheet changes	(13.5)	(5.7)
CAD	$59.6	$63.3
Mandatory debt repayments	—	—
CAD after mandatory debt repayments	$59.6	$63.3

Cash used for investing activities	($47.4)	($56.5)
Cash used for financing activities	($125.1)	($91.0)

(a)Capital expenditures exclude timberland acquisitions and real estate development investments.
(b)Net cost (recovery) on legal settlements reflects the net loss (gain) from litigation regarding insurance claims.

The following table provides supplemental cash flow data (in millions of dollars):

	Six Months Ended June 30,
	2024	2023
Purchase of timberlands	—	($9.3)
Real Estate Development Investments	(10.1)	(14.8)
Distributions to noncontrolling interests in consolidated affiliates	(3.8)	—
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
Interest Rate Risk
    We are exposed to interest rate risk through our variable rate debt due to changes in SOFR. However, we use interest rate swaps to manage our exposure to interest rate movements on our term credit agreements by swapping existing and anticipated future borrowings from floating rates to fixed rates. As of June 30, 2024, we had $850 million of U.S. long-term variable rate debt outstanding on our term credit agreements.
The notional amount of outstanding interest rate swap contracts with respect to our term credit agreements at June 30, 2024 was also $850 million. The $350 million 2015 Term Loan Agreement matures in April 2028, with the associated interest rate swaps maturing in August 2024. We have entered into forward starting interest rate swaps to cover $200 million of the 2015 Term Loan Agreement through the extended maturity date. The 2016 Incremental Term Loan Agreement and associated interest rate swaps mature in May 2026, and the 2021 Incremental Term Loan Agreement and associated interest rate swaps mature in June 2029. We have entered into an interest rate swap agreement to cover $100 million of borrowings under the 2022 Incremental Term Loan Agreement through the maturity date in December 2027. At this current borrowing and derivatives level, a hypothetical one-percentage point increase/decrease in interest rates would result in no corresponding increase/decrease in interest payments and expense over a 12-month period.
    The fair market value of our fixed interest rate debt is also subject to interest rate risk. The estimated fair value of our fixed rate debt at June 30, 2024 was $457.6 million compared to the $520.1 million principal amount. We use interest rates of debt with similar terms and maturities to estimate the fair value of our debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at June 30, 2024 would result in a corresponding decrease/increase in the fair value of our fixed rate debt of approximately $24 million and $25 million, respectively.
    We estimate the periodic effective interest rate on our U.S. long-term fixed and variable rate debt to be approximately 2.7% after consideration of interest rate swaps and estimated patronage and excluding unused commitment fees on the revolving credit facility.

    The following table summarizes our outstanding debt, interest rate swaps and average interest rates, by year of expected maturity and their fair values at June 30, 2024:

(Dollars in thousands)	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Variable rate debt:
Principal amounts	—	—	$200,000	$100,000	$350,000	$200,000	$850,000	$850,000
Average interest rate (a)(b)	—	—	7.07%	7.02%	6.92%	6.97%	6.98%
Fixed rate debt:
Principal amounts	—	$21,030	$24,535	$24,535	—	$450,000	$520,100	$457,553
Average interest rate (b)	—	2.95%	3.64%	6.48%	—	2.75%	2.98%
Interest rate swaps:
Notional amount	$350,000	—	$200,000	$100,000	—	$200,000	$850,000	$42,796
Average pay rate (b)	2.18%	—	1.50%	3.72%	—	0.67%	1.85%
Average receive rate (c)	5.32%	—	5.32%	5.32%	—	5.32%	5.32%
Forward-starting interest rate swaps
Notional amount	—	—	—	—	$200,000	—	$200,000	$18,472
Average pay rate (b)	—	—	—	—	1.37%	—	1.37%
Average receive rate (c)	—	—	—	—	5.32%	—	5.32%

(a)    Excludes estimated patronage refunds.
(b)    Interest rates as of June 30, 2024.
(c)    Average daily SOFR rate as of June 30, 2024 based on a 30-day look back period.

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
Foreign Exchange Exposure
    At June 30, 2024, the New Zealand subsidiary had foreign currency exchange contracts with a notional amount of $130 million and foreign currency option contracts with a notional amount of $122 million outstanding related to foreign export sales. The amount hedged represents a portion of forecasted U.S. dollar denominated export timber and log trading sales proceeds over the next 36 months and next 2 months, respectively.
    The following table summarizes our outstanding foreign currency exchange rate risk contracts at June 30, 2024:

(Dollars in thousands)	0-1 months	1-2 months	2-3 months	3-6 months	6-12 months	12-18 months	18-24 months	24-36 months	Total	Fair Value
Foreign exchange contracts to sell U.S. dollar for New Zealand dollar
Notional amount	$6,750	$7,200	$8,000	$12,000	$24,500	$29,000	$17,000	$26,000	$130,450	$454
Average contract rate	1.6200	1.5967	1.6314	1.6560	1.6682	1.6427	1.6522	1.6684	1.6507

Foreign currency option contracts to sell U.S. dollar for New Zealand dollar
Notional amount	$2,000	$2,000	$4,000	$14,000	$26,000	$22,000	$14,000	$38,000	$122,000	$559
Average strike price	1.6346	1.6371	1.6406	1.6470	1.6600	1.7283	1.6642	1.6720	1.6736

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
Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of June 30, 2024.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
In the quarter ended June 30, 2024, based upon the evaluation required by Rule 13a-15(d) under the Exchange Act, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

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
Based on an evaluation of the Operating Partnership’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including Rayonier’s Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of June 30, 2024.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
In the quarter ended June 30, 2024, based upon the evaluation required by Rule 13a-15(d) under the Exchange Act, there were no changes in internal control over financial reporting that would materially affect or are reasonably likely to materially affect internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

The information set forth in Note 9 — Contingencies and in Note 10 — Environmental and Natural Resource Damage Liabilities in the “Notes to Consolidated Financial Statements” under Item 1 of Part I of this report is incorporated herein by reference.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Rayonier Inc.
REGISTERED SALES OF EQUITY SECURITIES

From time to time, the Company may issue common shares in exchange for units in the Operating Partnership. Such shares are issued based on an exchange ratio of one common share for each unit in the Operating Partnership. During the quarter ended June 30, 2024, the Company issued 63,708 common shares in exchange for an equal number of units in the Operating Partnership pursuant to the agreement of the Operating Partnership.
ISSUER REPURCHASES OF EQUITY SECURITIES

In February 2016, the Board of Directors approved the repurchase of up to $100 million of Rayonier’s common shares (the “share repurchase program”) to be made at management’s discretion. The program has no time limit and may be suspended or discontinued at any time. There were no shares repurchased under this program in the second quarter of 2024. As of June 30, 2024, there was $87.7 million, or approximately 3,015,760 shares based on the period-end closing stock price of $29.09, remaining under this program.
The following table provides information regarding our purchases of Rayonier common shares during the quarter ended June 30, 2024:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (c)
April 1 to April 30	125,956	$31.75	—	2,957,803
May 1 to May 31	4,242	29.64	—	2,922,333
June 1 to June 30	262	30.22	—	3,015,760
Total	130,460		—

(a)Includes 130,460 shares repurchased to satisfy tax withholding requirements related to the vesting of shares under the Rayonier Incentive Stock Plan. The price per share surrendered is based on the closing price of the Company’s common shares on the respective vesting dates of the awards.
(b)Purchases made in open-market transactions under the $100 million share repurchase program announced on February 10, 2016.
(c)Maximum number of shares authorized to be purchased under the share repurchase program at the end of April, May and June are based on month-end closing stock prices of $29.66, $30.02 and $29.09, respectively.

Rayonier, L.P.
UNREGISTERED SALES OF EQUITY SECURITIES

There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended June 30, 2024.
ISSUER REPURCHASES OF EQUITY SECURITIES

Pursuant to the Operating Partnership’s limited partnership agreement, limited partners have the right to redeem their units in the Operating Partnership for cash, or at our election, shares of Rayonier Common Stock on a one-for-one basis. During the quarter ended June 30, 2024, 63,708 units in the Operating Partnership held by limited partners were redeemed in exchange for shares of Rayonier Common Stock.

Item 5.    OTHER INFORMATION
Insider Trading Arrangements and Policies

On June 13, 2024, V. Larkin Martin, a member of the Company's Board of Directors, adopted a trading arrangement for the sale of shares of Common Stock (a "Rule 10b5-1 Trading Plan") that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Ms. Martin's Rule 10b5-1 Trading Plan, which has a term expiring on September 17, 2024, provides for the sale of up to 22,009 shares of Common Stock pursuant to the terms of the plan.

Other than as described above, none of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2024, as such terms are defined under item 408(a) of Regulation S-K.

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
101
The following financial information from Rayonier Inc. and Rayonier, L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2024, formatted in Inline Extensible Business Reporting Language (“iXBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2024 and 2023 of Rayonier Inc.; (ii) the Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 of Rayonier Inc.; (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the Six Months Ended June 30, 2024 and 2023 of Rayonier Inc.; (iv) the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2024 and 2023 of Rayonier Inc.; (v) the Consolidated Statements of Income and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2024 and 2023 of Rayonier, L.P.; (vi) the Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 of Rayonier, L.P.; (vii) the Consolidated Statements of Changes in Capital for the Six Months Ended June 30, 2024 and 2023 of Rayonier, L.P.; (viii) the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2024 and 2023 of Rayonier, L.P.; and (ix) the Notes to Consolidated Financial Statements of Rayonier Inc. and Rayonier, L.P.
Filed herewith
104	The cover page from the Company’s Quarterly Report on Form 10-Q from the quarter ended June 30, 2024, formatted in Inline XBRL (included as Exhibit 101).	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER INC.

By:	/s/ APRIL TICE
April Tice Senior Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Accounting Officer)
Date: August 8, 2024

RAYONIER, L.P.

By: RAYONIER INC., its sole general partner

By:	/s/ APRIL TICE
April Tice Senior Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Accounting Officer)
Date: August 8, 2024