Form 10-Q
period 2024-09-30
RAYONIER INC; Rayonier, L.P.
filed 2024-11-08
CIK 52827, 1806931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Rayonier Inc.    Yes ☐        No  ☒    Rayonier, L.P.    Yes ☐        No  ☒
As of November 1, 2024, Rayonier Inc. had 149,001,211 Common Shares outstanding. As of November 1, 2024, Rayonier, L.P. had 2,009,522 Units outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarterly period ended September 30, 2024 of Rayonier Inc., a North Carolina corporation, and Rayonier, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Rayonier” or “the Company” mean Rayonier Inc. and references to the “Operating Partnership” mean Rayonier, L.P. References to “we,” “us,” and “our” mean collectively Rayonier Inc., the Operating Partnership and entities/subsidiaries owned or controlled by Rayonier Inc. and/or the Operating Partnership.

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

As of September 30, 2024, the Company owned a 98.7% interest in the Operating Partnership, with the remaining 1.3% interest owned by limited partners of the Operating Partnership. As the sole general partner of the Operating Partnership, Rayonier Inc. has exclusive control of the day-to-day management of the Operating Partnership.

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

i

PART I.        FINANCIAL INFORMATION

Item 1.         Financial Statements

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
SALES (NOTE 3)	$194,993	$201,579	$536,700	$589,526
Costs and Expenses
Cost of sales	(147,202)	(145,622)	(419,053)	(463,197)
Selling and general expenses	(18,271)	(18,947)	(57,852)	(54,677)
Other operating expense, net (Note 14)	(1,914)	(1,654)	(3,538)	(5,571)
	(167,387)	(166,223)	(480,443)	(523,445)
OPERATING INCOME	27,606	35,356	56,257	66,081
Interest expense, net	(10,021)	(12,598)	(29,576)	(36,755)
Interest and other miscellaneous income, net	12,892	529	8,805	21,725
INCOME BEFORE INCOME TAXES	30,477	23,287	35,486	51,051
Income tax (expense) benefit (Note 16)	(35)	(547)	297	(1,777)
NET INCOME	30,442	22,740	35,783	49,274
Less: Net income attributable to noncontrolling interests in the Operating Partnership	(391)	(320)	(437)	(811)
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(1,293)	(3,183)	(3,328)	(1,902)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	28,758	19,237	32,018	46,561
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of income tax effect of $0, $0, $0 and $0	13,338	(4,413)	2,402	(17,350)
Cash flow hedges, net of income tax effect of $2,312, $75, $1,339 and $322	(15,827)	7,379	(12,664)	7,002
Pension and postretirement benefit plans, net of income tax effect of $0, $0, $1,222 and $0	139	2	9,701	4
Total other comprehensive (loss) income	(2,350)	2,968	(561)	(10,344)
COMPREHENSIVE INCOME	28,092	25,708	35,222	38,930
Less: Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(334)	(373)	(417)	(592)
Less: Comprehensive income attributable to noncontrolling interests in consolidated affiliates	(3,195)	(2,906)	(4,168)	(884)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$24,563	$22,429	$30,637	$37,454
EARNINGS PER COMMON SHARE (NOTE 5)
Basic earnings per share attributable to Rayonier Inc.	$0.19	$0.13	$0.22	$0.31
Diluted earnings per share attributable to Rayonier Inc.	$0.19	$0.13	$0.21	$0.31

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	September 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$74,225	$207,696
Trade receivables, less allowance for doubtful accounts of $504 and $210	37,155	28,652
Other receivables	12,253	11,517
Inventory (Note 13)	18,656	31,017
Prepaid expenses	20,918	19,070
Assets held for sale (Note 19)	106,165	9,932
Other current assets	7,701	9,074
Total current assets	277,073	316,958
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,848,323	3,004,316
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 12)	138,977	105,595
PROPERTY, PLANT AND EQUIPMENT
Land	6,453	6,453
Buildings	31,579	31,251
Machinery and equipment	5,070	6,523
Construction in progress	1,433	1,841
Total property, plant and equipment, gross	44,535	46,068
Less — accumulated depreciation	(20,146)	(19,059)
Total property, plant and equipment, net	24,389	27,009
RESTRICTED CASH (NOTE 18)	3,021	678
RIGHT-OF-USE ASSETS	93,988	95,474
OTHER ASSETS	93,463	97,555
TOTAL ASSETS	$3,479,234	$3,647,585
LIABILITIES, NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$29,335	$26,561
Current maturities of long-term debt, net (Note 6)	22,010	—
Accrued taxes	8,307	4,394
Accrued payroll and benefits	11,145	14,215
Accrued interest	9,050	7,094
Pension and other postretirement benefits (Note 15)	52	8,444
Dividend and distribution payable	—	30,148
Deferred revenue	29,570	19,012
Other current liabilities	29,993	30,409
Total current liabilities	139,462	140,277
LONG-TERM DEBT, NET (NOTE 6)	1,285,239	1,365,773
PENSION AND OTHER POSTRETIREMENT BENEFITS, NON-CURRENT (NOTE 15)	1,483	1,441
LONG-TERM LEASE LIABILITY	86,980	87,684
LONG-TERM DEFERRED REVENUE	14,070	11,294
OTHER NON-CURRENT LIABILITIES	84,569	81,863
CONTINGENCIES (NOTE 9)
NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP (NOTE 4)	64,666	81,651
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 shares authorized, 149,000,336 and 148,299,117 shares issued and outstanding	1,519,570	1,497,641
Retained earnings	243,861	338,244
Accumulated other comprehensive income (Note 17)	23,574	24,651
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,787,005	1,860,536
Noncontrolling interests in consolidated affiliates (Note 4)	15,760	17,066
TOTAL SHAREHOLDERS’ EQUITY	1,802,765	1,877,602
TOTAL LIABILITIES, NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND SHAREHOLDERS’ EQUITY	$3,479,234	$3,647,585
See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except share data)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests in Consolidated Affiliates	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2024	148,299,117	$1,497,641	$338,244	$24,651	$17,066	$1,877,602
Net income	—	—	1,377	—	929	2,306
Net income attributable to noncontrolling interests in the Operating Partnership	—	—	(20)	—	—	(20)
Dividends ($0.285 per share) (a)	—	—	(42,777)	—	—	(42,777)
Issuance of shares under incentive stock plans	752	—	—	—	—	—
Stock-based incentive compensation	—	3,218	—	—	—	3,218
Repurchase of common shares	(924)	(31)	—	—	—	(31)
Adjustment of noncontrolling interests in the Operating Partnership	—	—	(291)	—	—	(291)
Conversion of units into common shares	350,376	11,511	—	—	—	11,511
Pension and postretirement benefit plans	—	—	—	9,562	—	9,562
Foreign currency translation adjustment	—	—	—	(16,178)	(773)	(16,951)
Cash flow hedges	—	—	—	4,070	(1,104)	2,966
Allocation of other comprehensive loss to noncontrolling interests in the Operating Partnership	—	—	—	265	—	265
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(1,713)	(1,713)
Balance, March 31, 2024	148,649,321	$1,512,339	$296,533	$22,370	$14,405	$1,845,647
Net income	—	—	1,929	—	1,106	3,035
Net income attributable to noncontrolling interests in the Operating Partnership	—	—	(26)	—	—	(26)
Dividends ($0.285 per share) (a)	—	—	(42,517)	—	—	(42,517)
Issuance of shares under incentive stock plans	396,849	—	—	—	—	—
Stock-based incentive compensation	—	4,904	—	—	—	4,904
Repurchase of common shares	(130,460)	(4,132)	—	—	—	(4,132)
Adjustment of noncontrolling interests in the Operating Partnership	—	—	8,093	—	—	8,093
Conversion of units into common shares	63,708	1,915	—	—	—	1,915
Foreign currency translation adjustment	—	—	—	5,728	286	6,014
Cash flow hedges	—	—	—	(330)	528	198
Allocation of other comprehensive income to noncontrolling interests in the Operating Partnership	—	—	—	(19)	—	(19)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(2,047)	(2,047)
Balance, June 30, 2024	148,979,418	$1,515,026	$264,012	$27,749	$14,278	$1,821,065

RAYONIER INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CONTINUED) (Unaudited) (Dollars in thousands, except share data)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests in Consolidated Affiliates	Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2024	148,979,418	$1,515,026	$264,012	$27,749	$14,278	$1,821,065
Net income	—	—	29,149	—	1,293	30,442
Net income attributable to noncontrolling interests in the Operating Partnership	—	—	(391)	—	—	(391)
Dividends ($0.285 per share) (a)	—	—	(42,433)	—	—	(42,433)
Issuance of shares under incentive stock plans	848	—	—	—	—	—
Stock-based incentive compensation	—	3,906	—	—	—	3,906
Repurchase of common shares	(222)	(5)	—	—	—	(5)
Adjustment of noncontrolling interests in the Operating Partnership	—	—	(6,476)	—	—	(6,476)
Conversion of units into common shares	20,292	643	—	—	—	643
Pension and postretirement benefit plans	—	—	—	139	—	139
Foreign currency translation adjustment	—	—	—	12,804	534	13,338
Cash flow hedges	—	—	—	(17,195)	1,368	(15,827)
Allocation of other comprehensive loss to noncontrolling interests in the Operating Partnership	—	—	—	77	—	77
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(1,713)	(1,713)
Balance, September 30, 2024	149,000,336	$1,519,570	$243,861	$23,574	$15,760	$1,802,765

(a)For information regarding distributions to noncontrolling interests in the Operating Partnership, see the Rayonier Inc. Consolidated Statements of Cash Flows and Note 4 — Noncontrolling Interests.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CONTINUED)
(Unaudited)
(Dollars in thousands, except share data)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests in Consolidated Affiliates	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2023	147,282,631	$1,462,945	$366,637	$35,813	$15,317	$1,880,712
Net income (loss)	—	—	8,474	—	(1,037)	7,437
Net income attributable to noncontrolling interests in the Operating Partnership	—	—	(174)	—	—	(174)
Dividends ($0.285 per share) (a)	—	—	(42,172)	—	—	(42,172)
Issuance of shares under the “at-the-market” equity offering, net of commissions and offering costs of $24	400	(10)	—	—	—	(10)
Issuance of shares under incentive stock plans	1,564	—	—	—	—	—
Stock-based incentive compensation	—	2,499	—	—	—	2,499
Repurchase of common shares	(1,167)	(41)	—	—	—	(41)
Adjustment of noncontrolling interests in the Operating Partnership	—	—	(2,376)	—	—	(2,376)
Conversion of units into common shares	729,551	23,881	—	—	—	23,881
Pension and postretirement benefit plans	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	(3,552)	(181)	(3,733)
Cash flow hedges	—	—	—	(12,504)	185	(12,319)
Allocation of other comprehensive loss to noncontrolling interests in the Operating Partnership	—	—	—	1,110	—	1,110
Balance, March 31, 2023	148,012,979	$1,489,274	$330,389	$20,868	$14,284	$1,854,815
Net income (loss)	—	—	19,341	—	(245)	19,096
Net income attributable to noncontrolling interests in the Operating Partnership	—	—	(318)	—	—	(318)
Dividends ($0.285 per share) (a)	—	—	(42,279)	—	—	(42,279)
Costs associated with the “at-the-market” (ATM) equity offering program	—	(71)	—	—	—	(71)
Issuance of shares under incentive stock plans	372,149	—	—	—	—	—
Stock-based incentive compensation	—	4,336	—	—	—	4,336
Repurchase of common shares	(126,788)	(4,147)	—	—	—	(4,147)
Adjustment of noncontrolling interests in the Operating Partnership	—	—	4,296	—	—	4,296
Conversion of units into common shares	10,103	304	—	—	—	304
Pension and postretirement benefit plans	—	—	—	2	—	2
Foreign currency translation adjustment	—	—	—	(8,790)	(413)	(9,203)
Cash flow hedges	—	—	—	12,273	(331)	11,942
Allocation of other comprehensive income to noncontrolling interests in the Operating Partnership	—	—	—	(58)	—	(58)
Balance, June 30, 2023	148,268,443	$1,489,696	$311,429	$24,295	$13,295	$1,838,715

RAYONIER INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CONTINUED) (Unaudited) (Dollars in thousands, except share data)
	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests in Consolidated Affiliates	Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2023	148,268,443	$1,489,696	$311,429	$24,295	$13,295	$1,838,715
Net income	—	—	19,557	—	3,183	22,740
Net income attributable to noncontrolling interests in the Operating Partnership	—	—	(320)	—	—	(320)
Dividends ($0.285 per share) (a)	—	—	(42,460)	—	—	(42,460)
Issuance of shares under incentive stock plans	3,959	—	—	—	—	—
Stock-based incentive compensation	—	3,365	—	—	—	3,365
Repurchase of common shares	(968)	(29)	—	—	—	(29)
Adjustment of noncontrolling interests in the Operating Partnership	—	—	6,890	—	—	6,890
Conversion of units into common shares	15,904	479	—	—	—	479
Pension and postretirement benefit plans	—	—	—	2	—	2
Foreign currency translation adjustment	—	—	—	(4,180)	(233)	(4,413)
Cash flow hedges	—	—	—	7,423	(44)	7,379
Allocation of other comprehensive income to noncontrolling interests in the Operating Partnership	—	—	—	(36)	—	(36)
Balance, September 30, 2023	148,287,338	$1,493,511	$295,096	$27,504	$16,201	$1,832,312

(a)For information regarding distributions to noncontrolling interests in the Operating Partnership, see the Rayonier Inc. Consolidated Statements of Cash Flows and Note 4 — Noncontrolling Interests.

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$35,783	$49,274
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	106,663	114,281
Non-cash cost of land and improved development	19,217	20,189
Stock-based incentive compensation expense	12,027	10,201
Deferred income taxes	(4,154)	(2,855)
Pension settlement charge	5,979	—
Timber write-offs resulting from casualty events	—	2,302
Other	51	7,826
Changes in operating assets and liabilities:
Receivables	(12,469)	251
Inventories	721	(1,190)
Accounts payable	5,000	3,630
All other operating activities	4,960	5,027
CASH PROVIDED BY OPERATING ACTIVITIES	173,778	208,936
INVESTING ACTIVITIES
Capital expenditures	(53,166)	(53,128)
Real estate development investments	(19,073)	(18,757)
Purchase of timberlands	(3,637)	(13,988)
Other	1,031	6,197
CASH USED FOR INVESTING ACTIVITIES	(74,845)	(79,676)
FINANCING ACTIVITIES
Repayment of debt	(60,000)	—
Dividends paid on common shares (a)	(158,094)	(127,587)
Distributions to noncontrolling interests in the Operating Partnership (b)	(2,192)	(2,265)
Proceeds from the issuance of common shares under the “at-the-market” (ATM) equity offering program, net of commissions and offering costs	—	(82)
Repurchase of common shares to pay withholding taxes on vested incentive stock awards	(4,167)	(4,217)
Distributions to noncontrolling interests in consolidated affiliates	(5,473)	—
CASH USED FOR FINANCING ACTIVITIES	(229,926)	(134,151)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(135)	(928)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	(131,128)	(5,819)
Balance, beginning of year	208,374	115,407
Balance, end of period	$77,246	$109,588

(a)The nine months ended September 30, 2024 includes an additional cash dividend of $0.20 per common share, totaling $29.8 million. The additional dividend was paid on January 12, 2024, to shareholders of record on December 29, 2023.
(b)The nine months ended September 30, 2024 includes an additional cash distribution of $0.20 per Redeemable Operating Partnership Unit, totaling $0.5 million. The additional distribution was paid on January 12, 2024, to holders of record on December 29, 2023.

	Nine Months Ended September 30,
	2024	2023
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest (a)	$24,900	$31,556
Income taxes	5,493	4,651
Non-cash investing activity:
Capital assets purchased on account	5,091	5,161

(a)Interest paid is presented net of patronage payments received of $8.3 million and $6.2 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. For additional information on patronage payments, see Note 7 — Debt in the 2023 Form 10-K.

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
SALES (NOTE 3)	$194,993	$201,579	$536,700	$589,526
Costs and Expenses
Cost of sales	(147,202)	(145,622)	(419,053)	(463,197)
Selling and general expenses	(18,271)	(18,947)	(57,852)	(54,677)
Other operating expense, net (Note 14)	(1,914)	(1,654)	(3,538)	(5,571)
	(167,387)	(166,223)	(480,443)	(523,445)
OPERATING INCOME	27,606	35,356	56,257	66,081
Interest expense, net	(10,021)	(12,598)	(29,576)	(36,755)
Interest and other miscellaneous income, net	12,892	529	8,805	21,725
INCOME BEFORE INCOME TAXES	30,477	23,287	35,486	51,051
Income tax (expense) benefit (Note 16)	(35)	(547)	297	(1,777)
NET INCOME	30,442	22,740	35,783	49,274
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(1,293)	(3,183)	(3,328)	(1,902)
NET INCOME ATTRIBUTABLE TO RAYONIER, L.P. UNITHOLDERS	29,149	19,557	32,455	47,372
NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
Limited Partners	28,858	19,361	32,131	46,898
General Partners	291	196	324	474
Net income attributable to unitholders	29,149	19,557	32,455	47,372
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of income tax effect of $0, $0, $0 and $0	13,338	(4,413)	2,402	(17,350)
Cash flow hedges, net of income tax effect of $2,312, $75, $1,339 and $322	(15,827)	7,379	(12,664)	7,002
Pension and postretirement benefit plans, net of income tax expense of $0, $0, $1,222 and $0	139	2	9,701	4
Total other comprehensive (loss) income	(2,350)	2,968	(561)	(10,344)
COMPREHENSIVE INCOME	28,092	25,708	35,222	38,930
Less: Comprehensive income attributable to noncontrolling interests in consolidated affiliates	(3,195)	(2,906)	(4,168)	(884)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER, L.P. UNITHOLDERS	$24,897	$22,802	$31,054	$38,046
EARNINGS PER UNIT (NOTE 5)
Basic earnings per unit attributable to Rayonier, L.P.	$0.19	$0.13	$0.22	$0.31
Diluted earnings per unit attributable to Rayonier, L.P.	$0.19	$0.13	$0.21	$0.31

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	September 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$74,225	$207,696
Trade receivables, less allowance for doubtful accounts of $504 and $210	37,155	28,652
Other receivables	12,253	11,517
Inventory (Note 13)	18,656	31,017
Prepaid expenses	20,918	19,070
Assets held for sale (Note 19)	106,165	9,932
Other current assets	7,701	9,074
Total current assets	277,073	316,958
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,848,323	3,004,316
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 12)	138,977	105,595
PROPERTY, PLANT AND EQUIPMENT
Land	6,453	6,453
Buildings	31,579	31,251
Machinery and equipment	5,070	6,523
Construction in progress	1,433	1,841
Total property, plant and equipment, gross	44,535	46,068
Less — accumulated depreciation	(20,146)	(19,059)
Total property, plant and equipment, net	24,389	27,009
RESTRICTED CASH (NOTE 18)	3,021	678
RIGHT-OF-USE ASSETS	93,988	95,474
OTHER ASSETS	93,463	97,555
TOTAL ASSETS	$3,479,234	$3,647,585
LIABILITIES, REDEEMABLE OPERATING PARTNERSHIP UNITS AND CAPITAL
CURRENT LIABILITIES
Accounts payable	$29,335	$26,561
Current maturities of long-term debt, net (Note 6)	22,010	—
Accrued taxes	8,307	4,394
Accrued payroll and benefits	11,145	14,215
Accrued interest	9,050	7,094
Pension and other postretirement benefits (Note 15)	52	8,444
Distribution payable	—	30,148
Deferred revenue	29,570	19,012
Other current liabilities	29,993	30,409
Total current liabilities	139,462	140,277
LONG-TERM DEBT, NET (NOTE 6)	1,285,239	1,365,773
PENSION AND OTHER POSTRETIREMENT BENEFITS, NON-CURRENT (NOTE 15)	1,483	1,441
LONG-TERM LEASE LIABILITY	86,980	87,684
LONG-TERM DEFERRED REVENUE	14,070	11,294
OTHER NON-CURRENT LIABILITIES	84,569	81,863
CONTINGENCIES (NOTE 9)
REDEEMABLE OPERATING PARTNERSHIP UNITS (NOTE 4) 2,009,522 and 2,443,898 Units outstanding, respectively	64,666	81,651
CAPITAL
General partners’ capital	17,603	18,325
Limited partners’ capital	1,742,784	1,814,193
Accumulated other comprehensive income (Note 17)	26,618	28,018
TOTAL CONTROLLING INTEREST CAPITAL	1,787,005	1,860,536
Noncontrolling interests in consolidated affiliates (Note 4)	15,760	17,066
TOTAL CAPITAL	1,802,765	1,877,602
TOTAL LIABILITIES, REDEEMABLE OPERATING PARTNERSHIP UNITS AND CAPITAL	$3,479,234	$3,647,585
See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Unaudited)
(Dollars in thousands, except share data)

	Units		Accumulated Other Comprehensive Income	Noncontrolling Interests in Consolidated Affiliates	Total Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance, January 1, 2024	$18,325	$1,814,193	$28,018	$17,066	$1,877,602
Net income	14	1,363	—	929	2,306
Distributions on units ($0.285 per unit)	(434)	(42,940)	—	—	(43,374)
Stock-based incentive compensation	32	3,186	—	—	3,218
Repurchase of units	(1)	(30)	—	—	(31)
Adjustment of Redeemable Operating Partnership Units	6	545	—	—	551
Conversion of units into common shares	115	11,396	—	—	11,511
Pension and postretirement benefit plans	—	—	9,562	—	9,562
Foreign currency translation adjustment	—	—	(16,178)	(773)	(16,951)
Cash flow hedges	—	—	4,070	(1,104)	2,966
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,713)	(1,713)
Balance, March 31, 2024	$18,057	$1,787,713	$25,472	$14,405	$1,845,647
Net income	19	1,910	—	1,106	3,035
Distributions on units ($0.285 per unit)	(430)	(42,665)	—	—	(43,095)
Stock-based incentive compensation	49	4,855	—	—	4,904
Repurchase of units	(41)	(4,091)	—	—	(4,132)
Adjustment of Redeemable Operating Partnership Units	86	8,540	—	—	8,626
Conversion of units into common shares	19	1,896	—	—	1,915
Foreign currency translation adjustment	—	—	5,728	286	6,014
Cash flow hedges	—	—	(330)	528	198
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(2,047)	(2,047)
Balance, June 30, 2024	$17,759	$1,758,158	$30,870	$14,278	$1,821,065
Net income	291	28,858	—	1,293	30,442
Distributions on units ($0.285 per unit)	(430)	(42,531)	—	—	(42,961)
Stock-based incentive compensation	39	3,867	—	—	3,906
Repurchase of units	—	(5)	—	—	(5)
Adjustment of Redeemable Operating Partnership Units	(62)	(6,200)	—	—	(6,262)
Conversion of units into common shares	6	637	—	—	643
Pension and postretirement benefit plans	—	—	139	—	139
Foreign currency translation adjustment	—	—	12,804	534	13,338
Cash flow hedges	—	—	(17,195)	1,368	(15,827)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,713)	(1,713)
Balance, September 30, 2024	$17,603	$1,742,784	$26,618	$15,760	$1,802,765

	Units		Accumulated Other Comprehensive Income	Noncontrolling Interests in Consolidated Affiliates	Total Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance, January 1, 2023	$18,251	$1,806,895	$40,249	$15,317	$1,880,712
Net income (loss)	85	8,389	—	(1,037)	7,437
Distributions on units ($0.285 per unit)	(431)	(42,602)	—	—	(43,033)
Issuance of units under the “at-the-market” equity offering, net of commissions and offering costs of $24	—	(10)	—	—	(10)
Stock-based incentive compensation	25	2,474	—	—	2,499
Repurchase of units	—	(41)	—	—	(41)
Adjustment of Redeemable Operating Partnership Units	(6)	(573)	—	—	(579)
Conversion of units into common shares	239	23,642	—	—	23,881
Pension and postretirement benefit plans	—	—	1	—	1
Foreign currency translation adjustment	—	—	(3,552)	(181)	(3,733)
Cash flow hedges	—	—	(12,504)	185	(12,319)
Balance, March 31, 2023	$18,163	$1,798,174	$24,194	$14,284	$1,854,815
Net income (loss)	193	19,148	—	(245)	19,096
Distributions on units ($0.285 per unit)	(429)	(42,555)	—	—	(42,984)
Costs associated with the “at-the-market” (ATM) equity offering program	(1)	(70)	—	—	(71)
Stock-based incentive compensation	43	4,293	—	—	4,336
Repurchase of units	(41)	(4,106)	—	—	(4,147)
Adjustment of Redeemable Operating Partnership Units	46	4,579	—	—	4,625
Conversion of units into common shares	3	301	—	—	304
Pension and postretirement benefit plans	—	—	2	—	2
Foreign currency translation adjustment	—	—	(8,790)	(413)	(9,203)
Cash flow hedges	—	—	12,273	(331)	11,942
Balance, June 30, 2023	$17,977	$1,779,764	$27,679	$13,295	$1,838,715
Net income	196	19,361	—	3,183	22,740
Distributions on units ($0.285 per unit)	(432)	(42,727)	—	—	(43,159)
Stock-based incentive compensation	34	3,331	—	—	3,365
Repurchase of units	—	(29)	—	—	(29)
Adjustment of Redeemable Operating Partnership Units	72	7,161	—	—	7,233
Conversion of units into common shares	5	474	—	—	479
Pension and postretirement benefit plans	—	—	2	—	2
Foreign currency translation adjustment	—	—	(4,180)	(233)	(4,413)
Cash flow hedges	—	—	7,423	(44)	7,379
Balance, September 30, 2023	$17,852	$1,767,335	$30,924	$16,201	$1,832,312

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$35,783	$49,274
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	106,663	114,281
Non-cash cost of land and improved development	19,217	20,189
Stock-based incentive compensation expense	12,027	10,201
Deferred income taxes	(4,154)	(2,855)
Pension settlement charge	5,979	—
Timber write-offs resulting from casualty events	—	2,302
Other	51	7,826
Changes in operating assets and liabilities:
Receivables	(12,469)	251
Inventories	721	(1,190)
Accounts payable	5,000	3,630
All other operating activities	4,960	5,027
CASH PROVIDED BY OPERATING ACTIVITIES	173,778	208,936
INVESTING ACTIVITIES
Capital expenditures	(53,166)	(53,128)
Real estate development investments	(19,073)	(18,757)
Purchase of timberlands	(3,637)	(13,988)
Other	1,031	6,197
CASH USED FOR INVESTING ACTIVITIES	(74,845)	(79,676)
FINANCING ACTIVITIES
Repayment of debt	(60,000)	—
Distributions on units (a)	(160,286)	(129,852)
Proceeds from the issuance of units under the “at-the-market” (ATM) equity offering program, net of commissions and offering costs	—	(82)
Repurchase of units to pay withholding taxes on vested incentive stock awards	(4,167)	(4,217)
Distributions to noncontrolling interests in consolidated affiliates	(5,473)	—
CASH USED FOR FINANCING ACTIVITIES	(229,926)	(134,151)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(135)	(928)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	(131,128)	(5,819)
Balance, beginning of year	208,374	115,407
Balance, end of period	$77,246	$109,588

(a)The nine months ended September 30, 2024 includes an additional cash distribution of $0.20 per Redeemable Operating Partnership Unit, totaling $30.2 million. The additional distribution was paid on January 12, 2024, to holders of record on December 29, 2023.

	Nine Months Ended September 30,
	2024	2023
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest (a)	$24,900	$31,556
Income taxes	5,493	4,651
Non-cash investing activity:
Capital assets purchased on account	5,091	5,161

(a)Interest paid is presented net of patronage payments received of $8.3 million and $6.2 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. For additional information on patronage payments, see Note 7 — Debt in the 2023 Form 10-K.

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
As of September 30, 2024, the Company owned a 98.7% interest in the Operating Partnership, with the remaining 1.3% interest owned by limited partners of the Operating Partnership. As the sole general partner of the Operating Partnership, Rayonier Inc. has exclusive control of the day-to-day management of the Operating Partnership.
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosure about certain costs and expenses in the notes to financial statements. The pronouncement is effective for annual reporting periods in fiscal years beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The requirements in this ASU may be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact of adopting this new guidance on the consolidated financial statements and disclosures.
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
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

SUBSEQUENT EVENTS
Completed Timberland Dispositions
In November 2024, we announced completed and pending timberland dispositions totaling approximately 200,000 acres for an aggregate purchase price of $495 million (~$2,475/acre). The dispositions consist of approximately 91,000 acres in Southeast Oklahoma and 109,000 acres on the Olympic Peninsula in Northwest Washington. Three of these transactions totaling $378 million have already closed during the fourth quarter, and the remaining transaction is expected to close before the end of the year. As of September 30, 2024, two of these properties met all of the criteria in ASC 360-10-45-9 and were classified as held for sale. See Note 19 — Assets Held for Sale for additional information.
Debt Repayment
On October 11, 2024, we repaid the $90 million unhedged portion of our 2015 Term Loan Agreement. Following the repayment, 100% of our debt is fixed through maturity. See Note 6 — Debt for additional information.

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
Operating income as presented in the Consolidated Statements of Income and Comprehensive Income (Loss) is equal to segment income. Certain income (loss) items in the Consolidated Statements of Income and Comprehensive Income (Loss) are not allocated to segments. These items, which include interest expense, interest and miscellaneous income and income tax (expense) benefit, are not considered by management to be part of segment operations and are included under “unallocated interest expense and other.”
The following tables summarize the segment information for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
SALES	2024	2023	2024	2023
Southern Timber	$62,019	$63,973	$191,322	$204,125
Pacific Northwest Timber	27,248	29,325	76,723	96,061
New Zealand Timber	66,774	70,435	166,256	175,438
Real Estate	30,061	31,175	76,596	79,492
Trading	8,979	6,782	26,035	34,767
Intersegment Eliminations (a)	(88)	(111)	(232)	(357)
Total	$194,993	$201,579	$536,700	$589,526

(a)Primarily consists of log marketing fees paid to our Trading segment from our Southern Timber and Pacific Northwest Timber segments for marketing log export sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended September 30,		Nine Months Ended September 30,
OPERATING INCOME (LOSS)	2024	2023	2024	2023
Southern Timber	$19,821	$18,634	$59,919	$62,565
Pacific Northwest Timber	847	(557)	(4,980)	(6,475)
New Zealand Timber (a)	8,936	17,555	19,284	19,265
Real Estate	8,632	9,187	14,284	18,720
Trading	(117)	(52)	60	356
Corporate and Other (b)	(10,513)	(9,411)	(32,310)	(28,350)
Total Operating Income	27,606	35,356	56,257	66,081
Unallocated interest expense and other (c)	2,871	(12,069)	(20,771)	(15,030)
Total Income before Income Taxes	$30,477	$23,287	$35,486	$51,051

(a)The nine months ended September 30, 2023 includes $2.3 million of timber write-offs resulting from casualty events. Timber write-offs resulting from casualty events are recorded within the Consolidated Statements of Income and Comprehensive Income (Loss) under the caption “Cost of sales.”
(b)The three and nine months ended September 30, 2024 includes $0.9 million and $1.6 million, respectively, of costs related to disposition initiatives. Costs related to disposition initiatives are recorded within the Consolidated Statements of Income and Comprehensive Income (Loss) under the caption “Other operating expense, net.”
(c)The three months ended September 30, 2024 includes $12.0 million of net recoveries associated with legal settlements, which is partially offset by $0.3 million of pension settlement charges. The nine months ended September 30, 2024 includes $9.6 million of net recoveries associated with legal settlements, which is partially offset by $6.0 million of pension settlement charges. The nine months ended September 30, 2023 includes $20.5 million of net recoveries associated with legal settlements. Net recoveries associated with legal settlements and pension settlement charges are recorded within the Consolidated Statements of Income and Comprehensive Income (Loss) under the caption “Interest and other miscellaneous income, net.”

	Three Months Ended September 30,		Nine Months Ended September 30,
DEPRECIATION, DEPLETION AND AMORTIZATION	2024	2023	2024	2023
Southern Timber	$18,118	$19,153	$56,672	$61,631
Pacific Northwest Timber	7,841	8,330	24,306	28,221
New Zealand Timber	5,632	5,952	14,454	16,335
Real Estate	1,451	3,088	9,900	6,826
Corporate and Other	444	444	1,331	1,268
Total	$33,486	$36,967	$106,663	$114,281

	Three Months Ended September 30,		Nine Months Ended September 30,
NON-CASH COST OF LAND AND IMPROVED DEVELOPMENT	2024	2023	2024	2023
Real Estate	$9,845	$6,586	$19,217	$20,189
Total	$9,845	$6,586	$19,217	$20,189

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

3.    REVENUE
PERFORMANCE OBLIGATIONS
We recognize revenue when control of promised goods or services (“performance obligations”) is transferred to customers, in an amount that reflects the consideration expected in exchange for those goods or services (“transaction price”). Unsatisfied performance obligations as of September 30, 2024 are primarily due to advances on stumpage contracts, unearned license revenue, unearned carbon capture and storage revenue and post-closing obligations on real estate sales. Of these performance obligations, $29.6 million is expected to be recognized within the next twelve months, with the remaining $14.1 million expected to be recognized thereafter as we satisfy our performance obligations. We generally collect payment within a year of satisfying performance obligations and therefore have elected not to adjust revenues for a financing component.
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
The following table contains contract balances recorded in the Consolidated Balance Sheets at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023	Balance Sheet Location
Contract assets
Trade receivables, net (a)	$37,155	$28,652	Trade receivables
Contract liabilities
Deferred revenue, current (b)	29,570	19,012	Deferred revenue
Deferred revenue, non-current (c)	14,070	11,294	Long-term deferred revenue

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
The following table summarizes revenue recognized during the three and nine months ended September 30, 2024 and 2023 that was included in the contract liability balance at the beginning of each year:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue recognized from contract liability balance at the beginning of the year (a)	$2,122	$2,216	$20,377	$19,950

(a)    Revenue recognized was primarily from hunting licenses, carbon capture and storage (“CCS”), the use of advances on pay-as-cut timber sales, and the satisfaction of post closing obligations on real estate sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables present our revenue from contracts with customers disaggregated by product type for the three and nine months ended September 30, 2024 and 2023:

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Elim.	Total
September 30, 2024
Pulpwood	$23,182	$1,318	$8,307	—	$358	—	$33,165
Sawtimber	21,034	24,378	49,571	—	8,253	—	103,236
Hardwood	1,136	—	—	—	—	—	1,136
Total Timber Sales	45,352	25,696	57,878	—	8,611	—	137,537
License Revenue, Primarily from Hunting	5,348	290	96	—	—	—	5,734
Land-Based Solutions (a)	2,767	10	—	—	—	—	2,777
Other Non-Timber/Carbon Credit Revenue	8,552	1,252	8,800	—	—	—	18,604
Agency Fee Income	—	—	—	—	280	—	280
Total Non-Timber Sales	16,667	1,552	8,896	—	280	—	27,395
Improved Development	—	—	—	11,999	—	—	11,999
Rural	—	—	—	13,766	—	—	13,766
Conservation Easement	—	—	—	1,101	—	—	1,101
Deferred Revenue/Other (b)	—	—	—	2,740	—	—	2,740
Total Real Estate Sales	—	—	—	29,606	—	—	29,606

Revenue from Contracts with Customers	62,019	27,248	66,774	29,606	8,891	—	194,538
Lease Revenue	—	—	—	455	—	—	455
Intersegment	—	—	—	—	88	(88)	—
Total Revenue	$62,019	$27,248	$66,774	$30,061	$8,979	($88)	$194,993

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Elim.	Total
September 30, 2023
Pulpwood	$25,514	$1,440	$6,507	—	$447	—	$33,908
Sawtimber	27,274	26,401	48,356	—	5,954	—	107,985
Hardwood	1,343	—	—	—	—	—	1,343
Total Timber Sales	54,131	27,841	54,863	—	6,401	—	143,236
License Revenue, Primarily from Hunting	7,133	439	90	—	—	—	7,662
Land-Based Solutions (a)	1,041	8	—	—	—	—	1,049
Other Non-Timber/Carbon Credit Revenue	1,668	1,037	15,482	—	—	—	18,187
Agency Fee Income	—	—	—	—	270	—	270
Total Non-Timber Sales	9,842	1,484	15,572	—	270	—	27,168
Improved Development	—	—	—	3,120	—	—	3,120
Unimproved Development	—	—	—	114	—	—	114
Rural	—	—	—	20,461	—	—	20,461
Timberland & Non-Strategic	—	—	—	1,055	—	—	1,055
Deferred Revenue/Other (b)	—	—	—	5,981	—	—	5,981
Total Real Estate Sales	—	—	—	30,731	—	—	30,731

Revenue from Contracts with Customers	63,973	29,325	70,435	30,731	6,671	—	201,135
Lease Revenue	—	—	—	444	—	—	444
Intersegment	—	—	—	—	111	(111)	—
Total Revenue	$63,973	$29,325	$70,435	$31,175	$6,782	($111)	$201,579

(a)    Consists primarily of sales from carbon capture and storage (“CCS”), solar and wind energy contracts.
(b)    Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Nine Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Elim.	Total
September 30, 2024
Pulpwood	$73,141	$4,329	$25,113	—	$2,075	—	$104,658
Sawtimber	79,973	68,495	124,087	—	22,822	—	295,377
Hardwood	3,003	—	—	—	—	—	3,003
Total Timber Sales	156,117	72,824	149,200	—	24,897	—	403,038
License Revenue, Primarily From Hunting	15,907	515	221	—	—	—	16,643
Land-Based Solutions (a)	7,062	30	—	—	—	—	7,092
Other Non-Timber/Carbon Credit Revenue	12,236	3,354	16,835	—	—	—	32,425
Agency Fee Income	—	—	—	—	906	—	906
Total Non-Timber Sales	35,205	3,899	17,056	—	906	—	57,066
Improved Development	—	—	—	16,399	—	—	16,399
Rural	—	—	—	29,964	—	—	29,964
Timberland & Non-Strategic	—	—	—	16,111	—	—	16,111
Conservation Easement	—	—	—	1,101	—	—	1,101
Deferred Revenue/Other (b)	—	—	—	11,902	—	—	11,902
Total Real Estate Sales	—	—	—	75,477	—	—	75,477

Revenue from Contracts with Customers	191,322	76,723	166,256	75,477	25,803	—	535,581
Lease Revenue	—	—	—	1,119	—	—	1,119
Intersegment	—	—	—	—	232	(232)	—
Total Revenue	$191,322	$76,723	$166,256	$76,596	$26,035	($232)	$536,700

Nine Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Elim.	Total
September 30, 2023
Pulpwood	$76,152	$7,358	$20,953	—	$3,328	—	$107,791
Sawtimber	95,663	83,963	137,868	—	30,130	—	347,624
Hardwood	3,169	—	—	—	—	—	3,169
Total Timber Sales	174,984	91,321	158,821	—	33,458	—	458,584
License Revenue, Primarily from Hunting	17,475	780	212	—	—	—	18,467
Land-Based Solutions (a)	2,909	1,345	—	—	—	—	4,254
Other Non-Timber/Carbon Credit Revenue	8,757	2,615	16,405	—	—	—	27,777
Agency Fee Income	—	—	—	—	952	—	952
Total Non-Timber Sales	29,141	4,740	16,617	—	952	—	51,450
Improved Development	—	—	—	20,155	—	—	20,155
Unimproved Development	—	—	—	114	—	—	114
Rural	—	—	—	42,587	—	—	42,587
Timberland & Non-Strategic	—	—	—	2,947	—	—	2,947
Deferred Revenue/Other (b)	—	—	—	12,642	—	—	12,642
Total Real Estate Sales	—	—	—	78,445	—	—	78,445

Revenue from Contracts with Customers	204,125	96,061	175,438	78,445	34,410	—	588,479
Lease Revenue	—	—	—	1,047	—	—	1,047
Intersegment	—	—	—	—	357	(357)	—
Total Revenue	$204,125	$96,061	$175,438	$79,492	$34,767	($357)	$589,526

(a)    Consists primarily of sales from carbon capture and storage (“CCS”), solar and wind energy contracts and conservation easements for habitat protection.
(b)    Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables present our timber sales disaggregated by contract type for the three and nine months ended September 30, 2024 and 2023:

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Trading	Total
September 30, 2024
Stumpage Pay-as-Cut	$20,907	—	—	—	$20,907
Stumpage Lump Sum	—	3,846	—	—	3,846
Total Stumpage	20,907	3,846	—	—	24,753

Delivered Wood (Domestic)	23,733	20,612	15,872	477	60,694
Delivered Wood (Export)	712	1,238	42,006	8,134	52,090
Total Delivered	24,445	21,850	57,878	8,611	112,784

Total Timber Sales	$45,352	$25,696	$57,878	$8,611	$137,537

September 30, 2023
Stumpage Pay-as-Cut	$25,454	—	—	—	$25,454
Stumpage Lump Sum	—	969	—	—	969
Total Stumpage	25,454	969	—	—	26,423

Delivered Wood (Domestic)	26,907	24,085	15,265	10	66,267
Delivered Wood (Export)	1,770	2,787	39,598	6,391	50,546
Total Delivered	28,677	26,872	54,863	6,401	116,813

Total Timber Sales	$54,131	$27,841	$54,863	$6,401	$143,236

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Nine Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Trading	Total
September 30, 2024
Stumpage Pay-as-Cut	$80,531	$8	—	—	$80,539
Stumpage Lump Sum	—	7,381	—	—	7,381
Total Stumpage	80,531	7,389	—	—	87,920

Delivered Wood (Domestic)	70,851	61,513	39,368	1,945	173,677
Delivered Wood (Export)	4,735	3,922	109,832	22,952	141,441
Total Delivered	75,586	65,435	149,200	24,897	315,118

Total Timber Sales	$156,117	$72,824	$149,200	$24,897	$403,038

September 30, 2023
Stumpage Pay-as-Cut	$86,424	—	—	—	$86,424
Stumpage Lump Sum	387	1,592	—	—	1,979
Total Stumpage	86,811	1,592	—	—	88,403

Delivered Wood (Domestic)	81,757	80,249	39,419	501	201,926
Delivered Wood (Export)	6,416	9,480	119,402	32,957	168,255
Total Delivered	88,173	89,729	158,821	33,458	370,181

Total Timber Sales	$174,984	$91,321	$158,821	$33,458	$458,584

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

4.    NONCONTROLLING INTERESTS
NONCONTROLLING INTERESTS IN CONSOLIDATED AFFILIATES
Matariki Forestry Group
We maintain a 77% controlling financial interest in Matariki Forestry Group (the “New Zealand subsidiary”), a joint venture that owns or leases approximately 411,000 legal acres of New Zealand timberland. Accordingly, we consolidate the New Zealand subsidiary’s balance sheet and results of operations. Income attributable to the New Zealand subsidiary’s 23% noncontrolling interests is reflected as an adjustment to income in our Consolidated Statements of Income and Comprehensive Income (Loss) under the caption “Net income attributable to noncontrolling interests in consolidated affiliates.” Rayonier New Zealand Limited (“RNZ”), a wholly-owned subsidiary, serves as the manager of the New Zealand subsidiary.
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
The following table sets forth the Company’s noncontrolling interests in the Operating Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning noncontrolling interests in the Operating Partnership	$59,047	$77,532	$81,651	$105,763
Adjustment of noncontrolling interests in the Operating Partnership	6,476	(6,890)	(1,325)	(8,810)
Conversions of Redeemable Operating Partnership Units to common shares	(643)	(479)	(14,070)	(24,663)
Net income attributable to noncontrolling interests in the Operating Partnership	391	320	437	811
Other comprehensive (loss) income attributable to noncontrolling interests in the Operating Partnership	(77)	36	(323)	(1,016)
Distributions to noncontrolling interests in the Operating Partnership	(528)	(699)	(1,704)	(2,265)
Total noncontrolling interests in the Operating Partnership	$64,666	$69,820	$64,666	$69,820

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
The following table provides details of the calculations of basic and diluted earnings per common share of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Earnings per common share - basic
Numerator:
Net Income	$30,442	$22,740	$35,783	$49,274
Less: Net income attributable to noncontrolling interests in the Operating Partnership	(391)	(320)	(437)	(811)
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(1,293)	(3,183)	(3,328)	(1,902)
Net income attributable to Rayonier Inc.	$28,758	$19,237	$32,018	$46,561
Denominator:
Denominator for basic earnings per common share - weighted average shares	148,984,534	148,274,209	148,821,306	147,959,983
Basic earnings per common share attributable to Rayonier Inc.:	$0.19	$0.13	$0.22	$0.31
Earnings per common share - diluted
Numerator:
Net Income	$30,442	$22,740	$35,783	$49,274
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(1,293)	(3,183)	(3,328)	(1,902)
Net income attributable to Rayonier Inc., before net income attributable to noncontrolling interests in the Operating Partnership	$29,149	$19,557	$32,455	$47,372
Denominator:
Denominator for basic earnings per common share - weighted average shares	148,984,534	148,274,209	148,821,306	147,959,983
Add: Dilutive effect of:
Stock options	—	—	55	629
Performance shares, restricted shares and restricted stock units	281,407	299,613	403,444	394,006
Noncontrolling interests in Operating Partnership units	2,027,053	2,462,431	2,088,013	2,676,911
Denominator for diluted earnings per common share - adjusted weighted average shares	151,292,994	151,036,253	151,312,818	151,031,529
Diluted earnings per common share attributable to Rayonier Inc.:	$0.19	$0.13	$0.21	$0.31

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Anti-dilutive shares excluded from the computations of diluted earnings per common share:
Stock options, performance shares, restricted shares and restricted stock units	149,609	164,521	149,446	156,835

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
The following table provides details of the calculations of basic and diluted earnings per unit of the Operating Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Earnings per unit - basic
Numerator:
Net Income	$30,442	$22,740	$35,783	$49,274
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(1,293)	(3,183)	(3,328)	(1,902)
Net income available to unitholders	$29,149	$19,557	$32,455	$47,372
Denominator:
Denominator for basic earnings per unit - weighted average units	151,011,587	150,736,640	150,909,319	150,636,894
Basic earnings per unit attributable to Rayonier, L.P.:	$0.19	$0.13	$0.22	$0.31
Earnings per unit - diluted
Numerator:
Net Income	$30,442	$22,740	$35,783	$49,274
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(1,293)	(3,183)	(3,328)	(1,902)
Net income available to unitholders	$29,149	$19,557	$32,455	$47,372
Denominator:
Denominator for basic earnings per unit - weighted average units	151,011,587	150,736,640	150,909,319	150,636,894
Add: Dilutive effect of unit equivalents:
Stock options	—	—	55	629
Performance shares, restricted shares and restricted stock units	281,407	299,613	403,444	394,006
Denominator for diluted earnings per unit - adjusted weighted average units	151,292,994	151,036,253	151,312,818	151,031,529
Diluted earnings per unit attributable to Rayonier, L.P.:	$0.19	$0.13	$0.21	$0.31

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Anti-dilutive unit equivalents excluded from the computations of diluted earnings per unit:
Stock options, performance shares, restricted shares and restricted stock units	149,609	164,521	149,446	156,835

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

6.    DEBT
Our debt consisted of the following at September 30, 2024:

September 30, 2024
Debt
Senior Notes due 2031 at a fixed interest rate of 2.75%	$450,000
2015 Term Loan borrowings due 2028 at a variable interest rate of 6.85%	290,000
2021 Incremental Term Loan borrowings due 2029 at a variable interest rate of 6.90%	200,000
2016 Incremental Term Loan borrowings due 2026 at a variable interest rate of 7.00%	200,000
2022 Incremental Term Loan borrowings due 2027 at a variable interest rate of 6.95%	100,000
New Zealand subsidiary noncontrolling interests shareholder loan due 2026 at a fixed interest rate of 3.64% (a)	25,679
New Zealand subsidiary noncontrolling interests shareholder loan due 2027 at a fixed interest rate of 6.48% (a)	25,679
New Zealand subsidiary noncontrolling interests shareholder loan due 2025 at a fixed interest rate of 2.95% (a)	22,010
Total principal debt	1,313,368
Less: Current maturities of long-term debt	(22,010)
Less: Unamortized discounts	(2,517)
Less: Deferred financing costs	(3,602)
Total long-term debt	$1,285,239

(a)    Except for changes in the New Zealand foreign exchange rate, there have been no adjustments to the carrying value of the shareholder loans since inception.
The following table contains information on the outstanding variable rate debt as of September 30, 2024:

Debt	Periodic Interest Rate (a)	Effective Fixed Interest Rate (b)
2015 Term Loan	Daily Simple SOFR + 1.60%	3.31%
2022 Incremental Term Loan	Daily Simple SOFR + 1.70%	4.55%
2016 Incremental Term Loan	Daily Simple SOFR + 1.75%	2.38%
2021 Incremental Term Loan	Daily Simple SOFR + 1.65%	1.45%

(a)    Includes credit spread adjustment of 0.1%.
(b)    Effective interest rate is after consideration of interest rate swaps and estimated patronage.
Principal payments due during the next five years and thereafter are as follows:

Total
2024	—
2025	22,010
2026	225,679
2027	125,679
2028	290,000
Thereafter	650,000
Total Debt	$1,313,368

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

2024 DEBT ACTIVITY
U.S. Debt
During the third quarter of 2024, we repaid $60 million of the principal balance on the 2015 Term Loan. Additionally, on August 1, 2024, three forward-starting interest rate swaps with a total notional amount of $200 million matured into active interest rate swaps. These interest rate swaps fixed $200 million of the 2015 Term Loan until the debt matures on April 1, 2028. We estimate the effective interest rate on the 2015 Term Loan to be approximately 3.3% after consideration of interest rate swaps and estimated patronage refunds.
During the nine months ended September 30, 2024, we made no borrowings or repayments on our Revolving Credit Facility. At September 30, 2024, we had available borrowings of $293.0 million under the Revolving Credit Facility, net of $7.0 million to secure our outstanding letters of credit.
New Zealand Debt
During the nine months ended September 30, 2024, the New Zealand subsidiary made no borrowings or repayments on its working capital facility (the “New Zealand Working Capital Facility”). At September 30, 2024, the New Zealand subsidiary had NZ$20.0 million of available borrowings under its working capital facility.

DEBT COVENANTS
In connection with our 2015 Term Loan Agreement, 2016 Incremental Term Loan Agreement, 2021 Incremental Term Loan Agreement, 2022 Incremental Term Loan Agreement and Revolving Credit Facility, customary covenants must be met, the most significant of which include interest coverage and leverage ratios.
The covenants listed below, which are the most significant financial covenants in effect as of September 30, 2024, are calculated on a trailing 12-month basis:

	Covenant Requirement	Actual Ratio	Favorable
Covenant EBITDA to consolidated interest expense should not be less than	2.5 to 1	12.7 to 1	10.2
Covenant debt to covenant net worth plus covenant debt shall not exceed	65%	43%	22%
    In addition to the financial covenants listed above, the Senior Notes due 2031, 2015 Term Loan Agreement, 2016 Incremental Term Loan Agreement, 2021 Incremental Term Loan Agreement, 2022 Incremental Term Loan Agreement, and Revolving Credit Facility include customary covenants that limit the incurrence of debt and the disposition of assets, among others. At September 30, 2024, we were in compliance with all applicable covenants.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

FOREIGN CURRENCY EXCHANGE AND OPTION CONTRACTS
Our New Zealand subsidiary’s domestic sales and operating expenses are predominately denominated in New Zealand dollars, while its export sales, shareholder distributions and ocean freight payments are predominately denominated in U.S. dollars. To the extent New Zealand dollar costs exceed New Zealand dollar revenues (the “foreign exchange exposure”), the New Zealand subsidiary manages the foreign exchange exposure through the use of derivative financial instruments. It typically hedges a portion of export sales receipts to cover 50% to 90% of the projected foreign exchange exposure for the following 12 months, up to 75% for the forward 12 to 18 months and up to 50% for the forward 18 to 24 months. Additionally, it will occasionally hedge export sales receipts to cover up to 50% of the foreign exchange exposure for the forward 24 to 36 months and up to 25% of the foreign exchange exposure for the forward 36 to 48 months when the the New Zealand dollar is at a cyclical low versus the U.S. dollar. The New Zealand subsidiary’s trading operations typically hedge a portion of export sales receipts to cover the projected foreign exchange exposure for the following three months. As of September 30, 2024, foreign currency exchange contracts and foreign currency option contracts had maturity dates through July 2027.
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
INTEREST RATE SWAPS
The following table contains information on the outstanding interest rate swaps as of September 30, 2024:

Outstanding Interest Rate Swaps (a)
Date Entered Into	Term	Notional Amount	Related Debt Facility	Fixed Rate of Swap	Bank Margin on Debt (b)	Total Effective Interest Rate (c)
April 2016	10 years	100,000	2016 Incremental Term Loan	1.50%	1.75%	3.25%
April 2016	10 years	100,000	2016 Incremental Term Loan	1.51%	1.75%	3.26%
May 2021 (d)	7 years	200,000	2021 Incremental Term Loan	0.67%	1.65%	2.32%
December 2022	5 years	100,000	2022 Incremental Term Loan	3.72%	1.70%	5.42%
April 2020 (e)	4 years	100,000	2015 Term Loan	0.78%	1.60%	2.38%
May 2020 (e)	4 years	50,000	2015 Term Loan	0.64%	1.60%	2.24%
May 2023 (e)	4 years	50,000	2015 Term Loan	3.29%	1.60%	4.89%

(a)All interest rate swaps have been designated as interest rate cash flow hedges and qualify for hedge accounting.
(b)Includes the SOFR Credit Spread Adjustment component of 0.1%.
(c)Rate is before estimated patronage payments.
(d)Matured into an active interest rate swap on February 1, 2022.
(e)On August 1, 2024, our three forward-starting interest rate swaps with a total notional amount of $200 million matured into active interest rate swaps. See Note 6 — Debt for additional information.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables demonstrate the impact, gross of tax, of our derivatives on the Consolidated Statements of Income and Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023:

		Three Months Ended September 30,
	Income Statement Location	2024	2023
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive income (loss)	$5,758	$1,752
	Other operating expense, net	349	(1,796)
Foreign currency option contracts	Other comprehensive income (loss)	2,143	(26)
	Other operating expense, net	5	(196)
Interest rate products	Other comprehensive income (loss)	(14,949)	12,381
	Interest expense, net	(6,822)	(4,810)

		Nine Months Ended September 30,
	Income Statement Location	2024	2023
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive income (loss)	$1,903	$5,753
	Other operating expense, net	1,742	(5,801)
Foreign currency option contracts	Other comprehensive income (loss)	1,123	(858)
	Other operating expense, net	13	(244)
Interest rate products	Other comprehensive income (loss)	5,273	20,416
	Interest expense, net	(21,379)	(12,587)
During the next 12 months, the amount of the September 30, 2024 AOCI balance, net of tax, expected to be reclassified into earnings is a gain of approximately $17.9 million. The following table contains details of the expected reclassified amounts into earnings:

Amount expected to be reclassified into earnings in next 12 months
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	$2,169
Foreign currency option contracts	781
Interest rate products (a)	14,998
Total estimated net gain on derivatives contracts	$17,948

(a)    These reclassified amounts are expected to fully offset variable interest rate payments made to debt holders, resulting in no net impact on our earnings or cash flows.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table contains the notional amounts of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Notional Amount
	September 30, 2024	December 31, 2023
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	$122,900	$122,700
Foreign currency option contracts	126,000	98,000
Interest rate swaps	700,000	850,000
Forward-starting interest rate swaps	—	200,000

    The following table contains the fair values of the derivative financial instruments recorded in the Consolidated Balance Sheets at September 30, 2024 and December 31, 2023. Changes in balances of derivative financial instruments are recorded as operating activities in the Consolidated Statements of Cash Flows:

	Location on Balance Sheet	Fair Value Assets / (Liabilities) (a)
		September 30, 2024	December 31, 2023
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other current assets	$3,012	$1,175
	Other assets	3,549	2,405
	Other current liabilities	—	(664)
Foreign currency option contracts	Other current assets	1,193	342
	Other assets	2,472	2,158
	Other current liabilities	(108)	(139)
	Other non-current liabilities	(850)	(789)
Interest rate swaps	Other current assets	—	5,742
	Other assets	40,737	37,983
	Other non-current liabilities	(1,423)	(546)
Forward-starting interest rate swaps	Other assets	—	12,790
	Other non-current liabilities	—	(8)

Total derivative contracts:
Other current assets		$4,205	$7,259
Other assets		46,758	55,336
Total derivative assets		$50,963	$62,595

Other current liabilities		(108)	(803)
Other non-current liabilities		(2,273)	(1,343)
Total derivative liabilities		($2,381)	($2,146)

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
The following table presents the carrying amount and estimated fair values of our financial instruments as of September 30, 2024 and December 31, 2023, using market information and what we believe to be appropriate valuation methodologies under GAAP:

	September 30, 2024			December 31, 2023
Asset (Liability) (a)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$74,225	$74,225	—	$207,696	$207,696	—
Restricted cash (b)	3,021	3,021	—	678	678	—
Current maturities of long-term debt (c)	(22,010)	—	(22,522)	—	—	—
Long-term debt (c)	(1,285,239)	—	(1,236,015)	(1,365,773)	—	(1,299,951)
Interest rate swaps (d)	39,314	—	39,314	43,179	—	43,179
Forward-starting interest rate swaps (d)	—	—	—	12,782	—	12,782
Foreign currency exchange contracts (d)	6,561	—	6,561	2,916	—	2,916
Foreign currency option contracts (d)	2,707	—	2,707	1,572	—	1,572
Noncontrolling interests in the Operating Partnership (e)	64,666	—	64,666	81,651	—	81,651

(a)We did not have Level 3 assets or liabilities at September 30, 2024 or December 31, 2023.
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

Changes in environmental and NRD liabilities from December 31, 2023 to September 30, 2024 are shown below:

Port Gamble, WA
Non-current portion at December 31, 2023	$4,785
Plus: Current portion	11,793
Total Balance at December 31, 2023	16,578
Expenditures charged to liabilities	(2,991)
Increase to liabilities (a)	1,938
Total Balance at September 30, 2024	15,525
Less: Current portion	(11,973)
Non-current portion at September 30, 2024	$3,552

(a)The increase in liabilities reflects revised environmental and NRD cost estimates recorded during the nine months ended September 30, 2024.

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
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

11.    GUARANTEES
We provide financial guarantees as required by creditors, insurance programs, and various governmental agencies.
As of September 30, 2024, the following financial guarantees were outstanding:

Financial Commitments (a)	Maximum Potential Payment
Standby letters of credit (b)	$6,996
Surety bonds (c)	32,591
Total financial commitments	$39,587

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
Changes in higher and better use timberlands and real estate development investments from December 31, 2023 to September 30, 2024 are shown below:

	Higher and Better Use Timberlands and Real Estate Development Investments
	Land and Timber	Development Investments	Total
Non-current portion at December 31, 2023	$86,986	$18,609	$105,595
Plus: Current portion (a)	1,699	24,639	26,338
Total Balance at December 31, 2023	88,685	43,248	131,933
Non-cash cost of land and improved development	(1,120)	(12,835)	(13,955)
Amortization of parcel real estate development investments	—	(5,264)	(5,264)
Timber depletion from harvesting activities and basis of timber sold in real estate sales	(1,115)	—	(1,115)
Capitalized real estate development investments (b)	—	26,878	26,878
Capital expenditures (silviculture)	233	—	233
Intersegment transfers	14,319	—	14,319
Total Balance at September 30, 2024	101,002	52,027	153,029
Less: Current portion (a)	(12,942)	(1,110)	(14,052)
Non-current portion at September 30, 2024	$88,060	$50,917	$138,977

(a)The current portion of Higher and Better Use Timberlands and Real Estate Development Investments is recorded in Inventory. See Note 13 — Inventory for additional information.
(b)Capitalized real estate development investments include $1.0 million of capitalized interest and $7.8 million of parcel real estate development investments. Parcel real estate development investments represent investments made for specific lots and/or commercial parcels that are currently under contract or expected to be ready for market within one year.

13.    INVENTORY
As of September 30, 2024 and December 31, 2023, our inventory consisted entirely of finished goods, as follows:

	September 30, 2024	December 31, 2023
Finished goods inventory
Real estate inventory (a)	$14,052	$26,338
Log inventory	4,413	4,490
Carbon unit inventory (b)	191	189
Total inventory	$18,656	$31,017

(a)Represents the cost of HBU real estate (including capitalized development investments) expected to be sold as well as the cost of HBU real estate deferred until post-closing obligations are satisfied. See Note 12 — Higher And Better Use Timberlands and Real Estate Development Investments for additional information.
(b)Represents the basis in New Zealand carbon units intended to be sold in the next 12 months.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

14.    OTHER OPERATING EXPENSE, NET
Other operating expense, net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Loss on foreign currency remeasurement, net of cash flow hedges	($1,038)	($1,555)	($1,966)	($5,713)
Gain on sale or disposal of property and equipment	—	—	13	37
Costs related to disposition initiatives (a)	(857)	—	(1,553)	—
Miscellaneous (expense) income, net	(19)	(99)	(32)	105
Total	($1,914)	($1,654)	($3,538)	($5,571)

(a)Costs related to disposition initiatives include legal, advisory, and other due diligence costs incurred in connection with our asset disposition plan, which was announced in November 2023.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

15.    EMPLOYEE BENEFIT PLANS
We had one qualified non-contributory defined benefit pension plan covering a portion of our employees and an unfunded plan that provides benefits in excess of amounts allowable under current tax law in the qualified plans. We closed enrollment in the pension plans to salaried employees hired after December 31, 2005. Effective December 31, 2016, we froze benefits for all employees participating in the pension plan. In lieu of the pension plan, we provide those employees with an enhanced 401(k) plan match similar to what is currently provided to employees hired after December 31, 2005. Employee benefit plan liabilities are calculated using actuarial estimates and management assumptions. These estimates are based on historical information, along with certain assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause the estimates to change.
DEFINED BENEFIT PLAN
In December 2022, the Rayonier Board of Directors authorized the termination of its Defined Benefit Plan. Affected participants were notified of the termination and provided with alternative distribution options. The Defined Benefit Plan was terminated on February 28, 2023. During the fourth quarter of 2023, lump sum distributions were made to participants who elected that option. The remaining plan liabilities were settled in March 2024 through the purchase of annuity contracts from a third-party insurance provider. In connection with the plan’s termination, we made a cash contribution of $2.7 million to fully fund the plan. Additionally, a pre-tax non-cash pension settlement charge of $5.7 million was recognized as a component of AOCI due to actuarial losses.
UNFUNDED PLAN
In July 2023, the Rayonier Board of Directors authorized the termination of the unfunded plan and distribution of all benefits in accordance with Section 409A of the Internal Revenue Code. The unfunded plan was terminated on July 31, 2023, and settled in the third quarter of 2024 with lump sum cash payments of $1.2 million. A pre-tax non-cash pension settlement charge related to the actuarial losses was recognized as a component of AOCI. See Note 17 — Accumulated Other Comprehensive Income for additional information.
The net pension and postretirement benefit costs (credits) that have been recorded are shown in the following tables:

Components of Net Periodic Benefit Cost (Credit)	Income Statement Location	Pension		Postretirement
		Three Months Ended September 30,		Three Months Ended September 30,
		2024	2023	2024	2023
Service cost	Selling and general expenses	—	—	$1	$1
Interest cost	Interest and other miscellaneous income, net	5	844	18	17
Expected return on plan assets (a)	Interest and other miscellaneous income, net	—	(887)	—	—
Amortization of losses	Interest and other miscellaneous income, net	—	1	—	—
Pension settlement loss	Interest and other miscellaneous income, net	306	—	—	—
Net periodic benefit cost (credit)		$311	($42)	$19	$18

Components of Net Periodic Benefit Cost (Credit)	Income Statement Location	Pension		Postretirement
		Nine Months Ended September 30,		Nine Months Ended September 30,
		2024	2023	2024	2023
Service cost	Selling and general expenses	—	—	$3	$3
Interest cost	Interest and other miscellaneous income, net	535	2,533	53	52
Expected return on plan assets (a)	Interest and other miscellaneous income, net	(542)	(2,663)	—	—
Amortization of losses	Interest and other miscellaneous income, net	1	4	—	—
Pension settlement loss	Interest and other miscellaneous income, net	5,979	—	—	—
Net periodic benefit cost (credit)		$5,973	($126)	$56	$55

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
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

16.    INCOME TAXES

Rayonier is a REIT under the Internal Revenue Code and therefore generally does not pay U.S. federal or state income tax. As of September 30, 2024, Rayonier owns a 98.7% interest in the Operating Partnership and conducts substantially all of its timberland operations through the Operating Partnership. The taxable income or loss generated by the Operating Partnership is passed through and reported to its unit holders (including the Company) on a Schedule K-1 for inclusion in each unitholder’s income tax return.
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
PROVISION FOR INCOME TAXES
The Company’s tax expense is principally related to corporate-level tax in New Zealand and non-resident withholding tax on repatriation of earnings from New Zealand. The following table contains the income tax (expense) benefit recognized on the Consolidated Statements of Income and Comprehensive Income (Loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income tax (expense) benefit (a)	($35)	($547)	$297	($1,777)

(a)The nine months ended September 30, 2024 includes a $1.2 million income tax benefit related to the pension settlement.
ANNUAL EFFECTIVE TAX RATE
The Company’s effective tax rate after discrete items is below the 21.0% U.S. statutory rate due to tax benefits associated with being a REIT. The following table contains the Company’s annualized effective tax rate after discrete items:

	Nine Months Ended September 30,
	2024	2023
Annualized effective tax rate after discrete items	1.6%	3.1%

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

17.    ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table summarizes the changes in AOCI by component for the nine months ended September 30, 2024 and the year ended December 31, 2023. All amounts are presented net of tax and exclude portions attributable to noncontrolling interests.

	Foreign currency translation (losses) gains	Net investment hedges of New Zealand subsidiary	Cash flow hedges		Employee benefit plans		Total Rayonier, L.P.	Allocation of Operating Partnership	Total Rayonier Inc.
Balance as of December 31, 2022	($18,067)	$1,321	$67,204		($10,209)		$40,249	($4,436)	$35,813
Other comprehensive (loss) income before reclassifications	(1,466)	—	10,537	(a)	(1,449)		7,622	(75)	7,547
Amounts reclassified from accumulated other comprehensive income	—	—	(21,895)		2,042	(b)	(19,853)	1,144	(18,709)
Net other comprehensive (loss) income	(1,466)	—	(11,358)		593		(12,231)	1,069	(11,162)
Balance as of December 31, 2023	($19,533)	$1,321	$55,846		($9,616)		$28,018	($3,367)	$24,651
Other comprehensive income (loss) before reclassifications	2,354	—	6,951	(a)	5,106		14,411	(196)	14,215
Amounts reclassified from accumulated other comprehensive income	—	—	(20,406)		4,595	(b)	(15,811)	519	(15,292)
Net other comprehensive income (loss)	2,354	—	(13,455)		9,701		(1,400)	323	(1,077)
Balance as of September 30, 2024	($17,179)	$1,321	$42,391		$85		$26,618	($3,044)	$23,574

(a)The nine months ended September 30, 2024 includes $5.3 million of other comprehensive income related to interest rate products. The year ended December 31, 2023 included $10.3 million of other comprehensive income related to interest rate products. See Note 7 — Derivative Financial Instruments and Hedging Activities for additional information.
(b)This component of other comprehensive income is included in the computation of net periodic pension and post-retirement costs. The nine months ended September 30, 2024 includes a pension settlement charge of $4.6 million, net of tax of $1.2 million. The year ended December 31, 2023 includes a $2.0 million pension settlement charge. See Note 15 — Employee Benefit Plans for additional information.
The following table presents details of the amounts reclassified in their entirety from AOCI to net income for the nine months ended September 30, 2024 and September 30, 2023:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the Income Statement
	September 30, 2024	September 30, 2023
Realized loss (gain) on foreign currency exchange contracts	$1,742	($5,801)	Other operating expense, net
Realized loss (gain) on foreign currency option contracts	13	(244)	Other operating expense, net
Noncontrolling interests	(404)	1,391	Comprehensive income attributable to noncontrolling interests
Realized gain on interest rate contracts	(21,379)	(12,587)	Interest expense, net
Income tax effect from net (loss) gain on foreign currency contracts	(378)	1,303	Income tax (expense) benefit
Net gain on cash flow hedges reclassified from accumulated other comprehensive income	($20,406)	($15,938)

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
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Consolidated Balance Sheets that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Restricted cash:
Restricted cash deposited with LKE intermediary	$2,345	$2
Restricted cash held in escrow	676	1,802
Total restricted cash	3,021	1,804
Cash and cash equivalents	74,225	107,784
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$77,246	$109,588

19.    ASSETS HELD FOR SALE
Assets held for sale is composed of properties not included in inventory which are expected to be sold within 12 months that also meet the other relevant held-for-sale criteria in accordance with ASC 360-10-45-9. As of September 30, 2024 and December 31, 2023, the basis in properties meeting this classification was $106.2 million and $9.9 million, respectively. Since the basis in these properties was less than the fair value, including costs to sell, no impairment was recognized. See Note 1 — Basis of Presentation for additional information regarding our assets held for sale balance as of September 30, 2024 and related subsequent events.

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

OUR COMPANY
    We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive softwood timber growing regions in the United States and New Zealand. We invest in timberlands and actively manage them to provide current income and attractive long-term returns to our shareholders. We conduct our business through an umbrella partnership real estate investment trust (“UPREIT”) structure in which our assets are owned by our Operating Partnership and its subsidiaries. Rayonier manages the Operating Partnership as its sole general partner. Our revenues, operating income and cash flows are primarily derived from the following core business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate, and Trading. As of September 30, 2024, we owned or leased under long-term agreements approximately 2.7 million acres of timberlands located in the U.S. South (1.84 million acres), U.S. Pacific Northwest (417,000 acres) and New Zealand (411,000 gross acres or 289,000 net plantable acres).
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
Pricing in our timber segments is influenced by macroeconomic factors, including residential construction activity, and can also vary considerably on a local level based on weather, the available inventory of logs, mill demand, and export market access. In our Southern Timber segment, pine pulpwood net stumpage realizations have generally stabilized due to improved demand from pulp mills and weather-related constraints in select markets on competing supply, while pine sawtimber net stumpage realizations have been constrained by softer demand from lumber mills. In our Pacific Northwest Timber segment, weighted-average delivered log prices remain under pressure due to soft domestic demand and reduced export market tension. In our New Zealand Timber segment, lower levels of construction activity in China continue to negatively impact export market demand and prices.
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

DISCUSSION OF TIMBER INVENTORY AND SUSTAINABLE YIELD
    See Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield in our 2023 Form 10-K.
OUR TIMBERLANDS
    Our timber operations are disaggregated into three geographically distinct segments: Southern Timber, Pacific Northwest Timber and New Zealand Timber. The following tables provide a breakdown of our timberland holdings as of September 30, 2024 and December 31, 2023:

(acres in 000s)	As of September 30, 2024			As of December 31, 2023
	Owned	Leased	Total	Owned	Leased	Total
Southern
Alabama	250	3	253	250	5	255
Arkansas	—	2	2	—	2	2
Florida	361	35	396	361	36	397
Georgia	611	50	661	612	50	662
Louisiana	146	—	146	147	—	147
Oklahoma	91	—	91	91	—	91
South Carolina	15	—	15	16	—	16
Texas	279	—	279	282	—	282
	1,753	90	1,843	1,759	93	1,852

Pacific Northwest
Oregon	6	—	6	6	—	6
Washington	408	3	411	408	4	412
	414	3	417	414	4	418

New Zealand (a)	178	233	411	188	233	421
Total	2,345	326	2,671	2,361	330	2,691

(a)Represents legal acres owned and leased by the New Zealand subsidiary, in which we own a 77% interest. As of September 30, 2024, legal acres in New Zealand consisted of 289,000 plantable acres and 122,000 non-productive acres.

The following tables detail activity for owned and leased acres in our timberland holdings by state from December 31, 2023 to September 30, 2024:

(acres in 000s)	Acres Owned
	December 31, 2023	Acquisitions	Sales	Other	September 30, 2024
Southern
Alabama	250	—	—	—	250
Florida	361	1	(1)	—	361
Georgia	612	—	(1)	—	611
Louisiana	147	—	(1)	—	146
Oklahoma	91	—	—	—	91
South Carolina	16	—	(1)	—	15
Texas	282	—	(3)	—	279
	1,759	1	(7)	—	1,753

Pacific Northwest
Oregon	6	—	—	—	6
Washington	408	—	—	—	408
	414	—	—	—	414

New Zealand (a)	188	—	(10)	—	178
Total	2,361	1	(17)	—	2,345

(a)Represents legal acres owned by the New Zealand subsidiary, in which we have a 77% interest.

(acres in 000s)	Acres Leased
	December 31, 2023	New Leases	Sold/Expired Leases (a)	Other (b)	September 30, 2024
Southern
Alabama	5	—	(2)	—	3
Arkansas	2	—	—	—	2
Florida	36	—	(1)	—	35
Georgia	50	—	—	—	50
	93	—	(3)	—	90

Pacific Northwest
Washington (c)	4	—	(1)	—	3

New Zealand (d)	233	—	(3)	3	233
Total	330	—	(7)	3	326

(a)Includes acres previously under lease that have been harvested and activity for the relinquishment of leased acres.
(b)Includes adjustments for land mapping reviews.
(c)Primarily timber reservations acquired in the merger with Pope Resources.
(d)Represents legal acres leased by the New Zealand subsidiary, in which we have a 77% interest.

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS
The following table provides key financial information by segment and on a consolidated basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
Financial Information (in millions)	2024	2023	2024	2023
Sales
Southern Timber	$62.0	$64.0	$191.3	$204.1
Pacific Northwest Timber	27.2	29.3	76.7	96.1
New Zealand Timber	66.8	70.4	166.3	175.4
Real Estate
Improved Development	12.0	3.1	16.4	20.2
Unimproved Development	—	0.1	—	0.1
Rural	13.8	20.5	30.0	42.6
Timberland & Non-Strategic	—	1.1	16.1	2.9
Conservation Easement	1.1	—	1.1	—
Deferred Revenue/Other (a)	3.2	6.4	13.0	13.7
Total Real Estate	30.1	31.2	76.6	79.5
Trading	9.0	6.8	26.0	34.8
Intersegment Eliminations	(0.1)	(0.1)	(0.2)	(0.4)
Total Sales	$195.0	$201.6	$536.7	$589.5

Operating Income (Loss)
Southern Timber	$19.8	$18.6	$59.9	$62.6
Pacific Northwest Timber	0.8	(0.6)	(5.0)	(6.5)
New Zealand Timber (b)	8.9	17.6	19.3	19.3
Real Estate	8.6	9.2	14.3	18.7
Trading	(0.1)	(0.1)	0.1	0.4
Corporate and Other (c)	(10.5)	(9.4)	(32.3)	(28.3)
Operating Income	27.6	35.4	56.3	66.1
Interest expense, net	(10.0)	(12.6)	(29.6)	(36.7)
Interest and other miscellaneous income, net (d)	12.8	0.5	8.8	21.7
Income tax (expense) benefit (e)	—	(0.6)	0.3	(1.8)
Net Income	30.4	22.7	35.8	49.3
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(1.3)	(3.2)	(3.3)	(1.9)
Net Income Attributable to Rayonier, L.P.	$29.1	$19.5	$32.5	$47.4
Less: Net income attributable to noncontrolling interests in the Operating Partnership	(0.3)	(0.3)	(0.5)	(0.8)
Net Income Attributable to Rayonier Inc.	$28.8	$19.2	$32.0	$46.6

Adjusted EBITDA (f)
Southern Timber	$37.9	$37.8	$116.6	$124.2
Pacific Northwest Timber	8.7	7.8	19.3	21.7
New Zealand Timber	14.6	23.5	33.7	37.9
Real Estate	19.9	18.9	43.4	45.8
Trading	(0.1)	(0.1)	0.1	0.4
Corporate and Other	(9.2)	(9.0)	(29.4)	(27.1)
Total Adjusted EBITDA	$71.8	$78.9	$183.7	$202.9

(a)Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.
(b)The nine months ended September 30, 2023 includes $2.3 million of timber write-offs resulting from casualty events.
(c)The three and nine months ended September 30, 2024 includes $0.9 million and $1.6 million, respectively, of costs related to disposition initiatives.
(d)The three months ended September 30, 2024 includes $12.0 million of net recoveries associated with legal settlements, which is partially offset by $0.3 million of pension settlement charges. The nine months ended September 30, 2024 includes $9.6 million of net recoveries associated with legal settlements, which is partially offset by $6.0 million of pension settlement charges. The nine months ended September 30, 2023 includes $20.5 million of net recoveries associated with legal settlements.
(e)The nine months ended September 30, 2024 includes a $1.2 million income tax benefit related to the pension settlement.
(f)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended September 30,		Nine Months Ended September 30,
Southern Timber Overview	2024	2023	2024	2023
Sales Volume (in thousands of tons)
Pine Pulpwood	909	995	2,851	3,010
Pine Sawtimber	583	745	2,207	2,563
Total Pine Volume	1,492	1,740	5,058	5,574
Hardwood	79	69	194	138
Total Volume	1,570	1,809	5,252	5,712

% Delivered Volume (vs. Total Volume)	36%	35%	32%	34%
% Pine Sawtimber Volume (vs. Total Pine Volume)	39%	43%	44%	46%
% Export Volume (vs. Total Volume) (a)	—	1%	1%	1%

Net Stumpage Pricing (dollars per ton) (b)
Pine Pulpwood	$17.21	$16.54	$17.13	$16.53
Pine Sawtimber	27.46	28.85	29.38	29.87
Weighted Average Pine	$21.22	$21.81	$22.48	$22.67
Hardwood	12.35	13.16	12.47	13.98
Weighted Average Total	$20.77	$21.48	$22.11	$22.46

Summary Financial Data (in millions of dollars)
Timber Sales	$45.4	$54.1	$156.1	$175.0
Less: Cut and Haul	(12.5)	(14.4)	(37.7)	(43.4)
Less: Port and Freight	(0.4)	(0.9)	(2.4)	(3.6)
Net Stumpage Sales	$32.5	$38.8	$116.0	$128.0

Land-Based Solutions (c)	2.8	1.0	7.1	2.9
Other Non-Timber Sales	13.9	8.8	28.1	26.2
Total Sales	$62.0	$64.0	$191.3	$204.1

Operating Income	$19.8	$18.6	$59.9	$62.6
(+) Depreciation, depletion and amortization	18.1	19.2	56.7	61.6
Adjusted EBITDA (d)	$37.9	$37.8	$116.6	$124.2

Other Data
Period-End Acres (in thousands)	1,843	1,899	1,843	1,899

(a)Estimated percentage of export volume, which includes volumes sold to third-party exporters in addition to direct exports through our log export program.
(b)Pulpwood and sawtimber product pricing for composite stumpage sales is estimated based on market data.
(c)Consists of sales from carbon capture and storage (“CCS”), solar and wind energy contracts.
(d)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended September 30,		Nine Months Ended September 30,
Pacific Northwest Timber Overview	2024	2023	2024	2023
Sales Volume (in thousands of tons)
Pulpwood	42	43	145	181
Domestic Sawtimber (a)	268	226	756	760
Export Sawtimber	9	21	28	65
Total Volume	319	290	929	1,006

% Delivered Volume (vs. Total Volume)	78%	94%	85%	97%
% Sawtimber Volume (vs. Total Volume)	87%	85%	84%	82%
% Export Volume (vs. Total Volume) (b)	8%	11%	7%	11%

Delivered Log Pricing (in dollars per ton)
Pulpwood	$30.14	$33.09	$29.85	$40.67
Domestic Sawtimber	95.27	108.20	90.06	98.89
Export Sawtimber (c)	138.00	131.15	137.77	146.58
Weighted Average Log Price	$88.06	$98.79	$82.13	$91.44

Summary Financial Data (in millions of dollars)
Timber Sales	$25.7	$27.8	$72.8	$91.3
Less: Cut and Haul	(10.1)	(12.1)	(31.1)	(44.8)
Less: Port and Freight	(0.6)	(1.1)	(1.8)	(3.8)
Net Stumpage Sales	$15.0	$14.7	$39.9	$42.7

Land-Based Solutions (d)	—	—	—	1.3
Other Non-Timber Sales	1.5	1.5	3.9	3.4
Total Sales	$27.2	$29.3	$76.7	$96.1

Operating Income (Loss)	$0.8	($0.6)	($5.0)	($6.5)
(+) Depreciation, depletion and amortization	7.8	8.3	24.3	28.2
Adjusted EBITDA (e)	$8.7	$7.8	$19.3	$21.7

Other Data
Period-End Acres (in thousands)	417	474	417	474
Sawtimber (in dollars per MBF) (f)	$663	$726	$660	$722

(a)Includes volumes sold to third-party exporters.
(b)Estimated percentage of export volume, which includes volumes sold to third-party exporters in addition to direct exports through our log export program.
(c)Pricing is reported on a CFR basis (i.e., inclusive of export costs and freight).
(d)Consists primarily of conservation easement sales for habitat protection in Q2 2023.
(e)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.
(f)Delivered Sawtimber excluding chip-n-saw.

	Three Months Ended September 30,		Nine Months Ended September 30,
New Zealand Timber Overview	2024	2023	2024	2023
Sales Volume (in thousands of tons)
Domestic Pulpwood (Delivered)	64	58	171	163
Domestic Sawtimber (Delivered)	212	211	513	502
Export Pulpwood (Delivered)	67	55	212	167
Export Sawtimber (Delivered)	343	367	862	1,012
Total Volume	686	690	1,757	1,844

% Delivered Volume (vs. Total Volume)	100%	100%	100%	100%
% Sawtimber Volume (vs. Total Volume)	81%	84%	78%	82%
% Export Volume (vs. Total Volume) (a)	60%	61%	61%	64%

Delivered Log Pricing (in dollars per ton)
Domestic Pulpwood	$33.84	$32.92	$33.25	$34.60
Domestic Sawtimber	64.89	63.45	65.85	67.46
Export Sawtimber	104.48	95.23	104.75	102.93
Weighted Average Log Price	$84.40	$79.47	$84.90	$86.15

Summary Financial Data (in millions of dollars)
Timber Sales	$57.9	$54.9	$149.2	$158.8
Less: Cut and Haul (b)	(23.3)	(22.2)	(60.8)	(63.2)
Less: Port and Freight (b)	(21.1)	(16.4)	(51.3)	(48.8)
Net Stumpage Sales	$13.5	$16.2	$37.1	$46.8

Carbon Credit Sales	8.6	15.3	16.4	15.7
Other Non-Timber Sales	0.3	0.2	0.6	0.9
Total Sales	$66.8	$70.4	$166.3	$175.4

Operating Income	$8.9	$17.6	$19.3	$19.3
(+) Timber write-offs resulting from casualty events (c)	—	—	—	2.3
(+) Depreciation, depletion and amortization	5.6	6.0	14.5	16.3
Adjusted EBITDA (d)	$14.6	$23.5	$33.7	$37.9

Other Data
New Zealand Dollar to U.S. Dollar Exchange Rate (e)	0.6085	0.6084	0.6082	0.6166
Net Plantable Period-End Acres (in thousands)	289	298	289	298
Export Sawtimber (in dollars per JAS m3)	$121.48	$110.72	$121.79	$119.68
Domestic Sawtimber (in $NZD per tonne)	$117.30	$114.72	$119.09	$120.34

(a)Percentage of export volume reflects direct exports through our log export program.
(b)Prior year periods have been restated to reclassify certain export related costs from cut and haul to port and freight.
(c)Timber write-offs resulting from casualty events includes the write-off of merchantable and pre-merchantable timber volume damaged by casualty events that cannot be salvaged.
(d)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.
(e)Represents the period-average rate.

	Three Months Ended September 30,		Nine Months Ended September 30,
Real Estate Overview	2024	2023	2024	2023
Sales (in millions of dollars)
Improved Development (a)	$12.0	$3.1	$16.4	$20.2
Unimproved Development	—	0.1	—	0.1
Rural	13.8	20.5	30.0	42.6
Timberland & Non-Strategic	—	1.1	16.1	2.9
Conservation Easement	1.1	—	1.1	—
Deferred Revenue/Other (b)	3.2	6.4	13.0	13.7
Total Sales	$30.1	$31.2	$76.6	$79.5

Acres Sold
Improved Development (a)	116.0	6.9	176.9	302.2
Unimproved Development	—	10	—	10
Rural	2,800	3,799	5,737	8,740
Timberland & Non-Strategic	—	466	13,536	1,070
Total Acres Sold	2,916	4,281	19,450	10,122

Gross Price per Acre (dollars per acre)
Improved Development (a)	$103,421	$454,810	$92,701	$66,694
Unimproved Development	—	11,250	—	11,250
Rural	4,916	5,386	5,223	4,872
Timberland & Non-Strategic	—	2,266	1,190	2,755
Weighted Average (Total)	$8,835	$5,781	$3,212	$6,501
Weighted Average (Adjusted) (c)	$4,916	$5,060	$2,391	$4,648

Operating Income	$8.6	$9.2	$14.3	$18.7
(+) Depreciation, depletion and amortization	1.5	3.1	9.9	6.8
(+) Non-cash cost of land and improved development	9.8	6.6	19.2	20.2
Adjusted EBITDA (d)	$19.9	$18.9	$43.4	$45.8

(a)Reflects land with capital invested in infrastructure improvements.
(b)Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.
(c)Excludes Improved Development.
(d)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended September 30,		Nine Months Ended September 30,
Trading Overview	2024	2023	2024	2023
Sales Volume (in thousands of tons)
U.S.	36	19	64	49
NZ	41	42	173	252
Total Volume	76	61	236	301

Summary Financial Data (in millions of dollars)
Trading Sales	$8.6	$6.4	$24.9	$33.5
Non-Timber Sales	0.4	0.4	1.1	1.3
Total Sales	$9.0	$6.8	$26.0	$34.8

Operating (Loss) Income	($0.1)	($0.1)	$0.1	$0.4
Adjusted EBITDA (a)	($0.1)	($0.1)	$0.1	$0.4

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended September 30,		Nine Months Ended September 30,
Capital Expenditures By Segment (in millions of dollars)	2024	2023	2024	2023
Timber Capital Expenditures
Southern Timber
Reforestation, silviculture and other capital expenditures	$5.5	$4.0	$19.6	$17.6
Property taxes	2.0	2.0	5.9	6.0
Lease payments	0.1	0.1	0.6	0.7
Allocated overhead	1.5	1.5	4.7	4.2
Subtotal Southern Timber	$9.1	$7.5	$30.7	$28.4
Pacific Northwest Timber
Reforestation, silviculture and other capital expenditures	1.0	1.6	5.1	6.6
Property taxes	0.1	0.3	0.4	0.8
Allocated overhead	1.1	1.5	3.7	4.1
Subtotal Pacific Northwest Timber	$2.2	$3.3	$9.2	$11.5
New Zealand Timber
Reforestation, silviculture and other capital expenditures	2.5	3.1	6.8	7.6
Property taxes	0.2	0.2	0.6	0.6
Lease payments	1.4	1.3	3.5	2.6
Allocated overhead	0.7	0.6	2.0	2.0
Subtotal New Zealand Timber	$4.8	$5.2	$12.9	$12.9
Total Timber Segments Capital Expenditures	$16.1	$16.1	$52.9	$52.8
Real Estate	0.1	—	0.2	0.2
Corporate	—	0.2	0.1	0.2
Total Capital Expenditures	$16.2	$16.3	$53.2	$53.1

Timberland Acquisitions
Southern Timber	$3.6	$4.7	$3.6	$10.4
Pacific Northwest Timber	—	—	—	3.6
Timberland Acquisitions	$3.6	$4.7	$3.6	$14.0

Real Estate Development Investments (a)	$8.9	$4.0	$19.1	$18.8

(a)Represents investments in master infrastructure or entitlements in our real estate development projects. Real Estate Development Investments are amortized as the underlying properties are sold and included in Non-Cash Cost of Land and Improved Development.

    The following tables summarize sales, operating income (loss) and Adjusted EBITDA variances for September 30, 2024 versus September 30, 2023 (millions of dollars):

Sales	Southern Timber		Pacific Northwest Timber		New Zealand Timber		Real Estate		Trading	Intersegment Eliminations	Total
Three Months Ended September 30, 2023	$64.0		$29.3		$70.4		$31.2		$6.8	($0.1)	$201.6
Volume	(5.1)		1.5		(0.4)		(7.6)		1.6	—	(10.0)
Price	(1.1)		(1.1)		(2.6)		8.5		0.6	—	4.3
Non-timber sales (a)	6.8		0.1		(6.6)		—		—	—	0.3
Other	(2.6)	(b)	(2.6)	(b)	6.0	(c)	(2.0)	(d)	—	—	(1.2)
Three Months Ended September 30, 2024	$62.0		$27.2		$66.8		$30.1		$9.0	($0.1)	$195.0

(a)    For the Southern Timber segment, includes sales from carbon capture and storage ("CCS"), solar and wind energy contracts. For the New Zealand Timber segment, includes carbon credit sales.
(b)    Includes variance due to stumpage versus delivered sales.
(c)    Includes variance due to domestic versus export sales.
(d)    Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales in addition to Conservation Easement sales and residential and commercial lease revenue.

Sales	Southern Timber		Pacific Northwest Timber		New Zealand Timber		Real Estate		Trading	Intersegment Eliminations	Total
Nine Months Ended September 30, 2023	$204.1		$96.1		$175.4		$79.5		$34.8	($0.4)	$589.5
Volume	(10.3)		(3.3)		(7.4)		58.4		(7.2)	—	30.2
Price	(1.8)		0.5		(8.1)		(62.7)		(1.4)	—	(73.5)
Non-timber sales (a)	6.1		(0.9)		0.7		—		(0.2)	—	5.7
Foreign exchange (b)	—		—		(0.9)		—		—	—	(0.9)
Other	(6.8)	(c)	(15.7)	(c)	6.6	(d)	1.4	(e)	—	0.2	(14.3)
Nine Months Ended September 30, 2024	$191.3		$76.7		$166.3		$76.6		$26.0	($0.2)	$536.7

(a)    For the Southern Timber segment, includes sales from carbon capture and storage ("CCS"), solar and wind energy contracts. For the Pacific Northwest Timber segment, includes Conservation Easement sales for habitat protection in Q2 2023. For the New Zealand Timber segment, includes carbon credit sales.
(b)    Net of currency hedging impact.
(c)    Includes variance due to stumpage versus delivered sales.
(d)    Includes variance due to domestic versus export sales.
(e)    Includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales in addition to Conservation Easement sales and residential and commercial lease revenue.

Operating Income (Loss)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
Three Months Ended September 30, 2023	$18.6	($0.6)	$17.6	$9.2	($0.1)	($9.4)	$35.4
Volume	(2.6)	0.4	(0.1)	(5.2)	—	—	(7.5)
Price (a)	(1.1)	(1.1)	(2.6)	8.5	—	—	3.7
Cost	0.1	0.8	(0.2)	1.7	—	(0.2)	2.2
Non-timber income (b)	6.2	—	(6.6)	—	—	—	(0.4)
Foreign exchange (c)	—	—	0.5	—	—	—	0.5
Depreciation, depletion & amortization	(1.4)	1.3	0.3	0.7	—	—	0.9
Non-cash cost of land and improved development	—	—	—	(5.8)	—	—	(5.8)
Other (d)	—	—	—	(0.5)	—	(0.9)	(1.4)
Three Months Ended September 30, 2024	$19.8	$0.8	$8.9	$8.6	($0.1)	($10.5)	$27.6

(a)For Timber segments, price reflects net stumpage realizations (i.e., net of cut and haul and shipping costs). For Real Estate, price is presented net of cash closing costs.
(b)For the Southern Timber segment, includes income from carbon capture and storage (“CCS”), solar and wind energy contracts. For the New Zealand Timber segment, includes income from carbon credit sales.
(c)Net of currency hedging impact.
(d)Real Estate includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales in addition to Conservation Easement sales and residential and commercial lease revenue. Corporate and Other includes $0.9 million of costs related to disposition initiatives.

Operating Income (Loss)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
Nine Months Ended September 30, 2023	$62.6	($6.5)	$19.3	$18.7	$0.4	($28.3)	$66.1
Volume	(5.4)	(0.5)	(1.5)	36.1	—	—	28.7
Price (a)	(1.8)	0.5	(8.1)	(62.7)	—	—	(72.1)
Cost	(1.3)	0.6	0.7	2.6	(0.3)	(2.3)	—
Non-timber income (b)	5.7	(0.9)	1.0	—	—	—	5.8
Foreign exchange (c)	—	—	4.7	—	—	—	4.7
Depreciation, depletion & amortization	0.1	1.8	0.9	2.9	—	(0.1)	5.6
Non-cash cost of land and improved development	—	—	—	16.7	—	—	16.7
Other (d)	—	—	2.3	—	—	(1.6)	0.8
Nine Months Ended September 30, 2024	$59.9	($5.0)	$19.3	$14.3	$0.1	($32.3)	$56.3

(a)For Timber segments, price reflects net stumpage realizations (i.e., net of cut and haul and shipping costs). For Real Estate, price is presented net of cash closing costs.
(b)For the Southern Timber segment, includes income from carbon capture and storage (“CCS”), solar and wind energy contracts. For the Pacific Northwest Timber segment, includes Conservation Easement sales for habitat protection in Q2 2023. For the New Zealand Timber segment, includes income from carbon credit sales.
(c)Net of currency hedging impact.
(d)New Zealand Timber includes $2.3 million of timber write-offs resulting from casualty events in 2023. Corporate and Other includes $1.6 million of costs related to disposition initiatives.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
Three Months Ended September 30, 2023	$37.8	$7.8	$23.5	$18.9	($0.1)	($9.0)	$78.9
Volume	(5.1)	1.2	—	(7.6)	—	—	(11.5)
Price (b)	(1.1)	(1.1)	(2.6)	8.5	—	—	3.7
Cost	0.1	0.8	(0.2)	1.7	—	(0.2)	2.2
Non-timber income (c)	6.2	—	(6.6)	—	—	—	(0.4)
Foreign exchange (d)	—	—	0.5	—	—	—	0.5
Other (e)	—	—	—	(1.6)	—	—	(1.6)
Three Months Ended September 30, 2024	$37.9	$8.7	$14.6	$19.9	($0.1)	($9.2)	$71.8

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
(d)Net of currency hedging impact.
(e)Real Estate includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales in addition to Conservation Easement sales and residential and commercial lease revenue.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
Nine Months Ended September 30, 2023	$124.2	$21.7	$37.9	$45.8	$0.4	($27.1)	$202.9
Volume	(10.2)	(2.6)	(2.2)	58.4	—	—	43.4
Price (b)	(1.8)	0.5	(8.1)	(62.7)	—	—	(72.1)
Cost	(1.3)	0.6	0.7	2.6	(0.3)	(2.3)	—
Non-timber income (c)	5.7	(0.9)	1.0	—	—	—	5.8
Foreign exchange (d)	—	—	4.4	—	—	—	4.4
Other (e)	—	—	—	(0.7)	—	—	(0.7)
Nine Months Ended September 30, 2024	$116.6	$19.3	$33.7	$43.4	$0.1	($29.4)	$183.7

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators below.
(b)For Timber segments, price reflects net stumpage realizations (i.e., net of cut and haul and shipping costs). For Real Estate, price is presented net of cash closing costs.
(c)For the Southern Timber segment, includes income from carbon capture and storage (“CCS”), solar and wind energy contracts. For the Pacific Northwest Timber segment, includes Conservation Easement sales for habitat protection in Q2 2023. For the New Zealand Timber segment, includes income from carbon credit sales.
(d)Net of currency hedging impact.
(e)Real Estate includes deferred revenue adjustments, revenue true-ups and marketing fees related to Improved Development sales in addition to Conservation Easement sales and residential and commercial lease revenue.
SOUTHERN TIMBER
    Third quarter sales of $62.0 million decreased $2.0 million, or 3%, versus the prior year period. Harvest volumes decreased 13% to 1.57 million tons versus 1.81 million tons in the prior year period, primarily driven by wet ground conditions that constrained production as well as softer demand from lumber mills. Average pine sawtimber stumpage realizations decreased 5% to $27.46 per ton versus $28.85 per ton in the prior year period, primarily due to softer demand from sawmills and an unfavorable geographic mix. Average pine pulpwood stumpage realizations increased 4% to $17.21 per ton versus $16.54 per ton in the prior year period, primarily driven by improved demand from pulp mills and weather-related constraints on competing supply in certain markets. Overall, weighted-average net stumpage realizations (including hardwood) decreased 3% to $20.77 per ton versus $21.48 per ton in the prior year period. Non-timber sales of $16.7 million increased $6.8 million versus the prior year period, primarily driven by higher pipeline easement revenues and growth in our land-based solutions business. Operating income of $19.8 million increased $1.2 million versus the prior year period as higher non-timber income ($6.2 million) and lower costs ($0.1 million) were partially offset by lower volumes ($2.6 million), higher depletion expense ($1.4 million), and lower net stumpage realizations ($1.1 million). Third quarter Adjusted EBITDA of $37.9 million was $0.2 million above the prior year period.

Year-to-date sales of $191.3 million decreased $12.8 million, or 6%, versus the prior year period. Harvest volumes decreased 8% to 5.25 million tons versus 5.71 million tons in the prior year period, primarily driven by wet ground conditions that constrained production and softer demand from lumber mills. Average pine sawtimber stumpage realizations decreased 2% to $29.38 per ton versus $29.87 per ton in the prior year period, primarily due to softer demand from lumber mills. Average pine pulpwood stumpage realizations increased 4% to $17.13 per ton versus $16.53 per ton in the prior year period primarily driven by improved demand from pulp mills. Overall, weighted-average stumpage realizations (including hardwood) decreased 2% to $22.11 per ton versus $22.46 per ton in the prior year period. Operating income of $59.9 million decreased $2.6 million versus the prior year period due to lower volumes ($5.4 million), lower net stumpage realizations ($1.8 million), and higher costs ($1.3 million), partially offset by higher non-timber income ($5.7 million) and lower depletion expense ($0.1 million). Year-to-date Adjusted EBITDA of $116.6 million was 6%, or $7.6 million, below the prior year period.
PACIFIC NORTHWEST TIMBER
Third quarter sales of $27.2 million decreased $2.1 million, or 7%, versus the prior year period. Harvest volumes increased 10% to 319,000 tons versus 290,000 tons in the prior year period. Average delivered prices for domestic sawtimber decreased 12% to $95.27 per ton versus $108.20 per ton in the prior year period due to a combination of weaker demand from domestic lumber mills and an unfavorable species / product mix, as a lower proportion of Douglas-fir sawtimber was harvested in the current year period. Average delivered pulpwood prices decreased 9% to $30.14 per ton versus $33.09 per ton in the prior year period, primarily due to softer mill demand in the region. Operating income of $0.8 million versus an operating loss of $0.6 million in the prior year period was driven by lower depletion expense ($1.3 million), lower costs ($0.8 million), and higher volumes ($0.4 million), partially offset by lower net stumpage realizations ($1.1 million). Third quarter Adjusted EBITDA of $8.7 million was 12%, or $0.9 million, above the prior year period.

Year-to-date sales of $76.7 million decreased $19.3 million, or 20%, versus the prior year period. Harvest volumes decreased 8% to 929,000 tons versus 1,006,000 tons in the prior year period, primarily due to the Large Disposition we completed in Oregon in late 2023. Average delivered prices for domestic sawtimber decreased 9% to $90.06 per ton versus $98.89 per ton in the prior year period primarily due to softer demand from domestic lumber mills and less competition from export markets. Average delivered pulpwood prices decreased 27% to $29.85 per ton versus $40.67 per ton in the prior year period due to softer mill demand in the region. An operating loss of $5.0 million versus an operating loss of $6.5 million in the prior year period was driven by lower depletion expense ($1.8 million), lower costs ($0.6 million), and improved net stumpage realizations ($0.5 million), partially offset by lower non-timber income ($0.9 million) and lower volumes ($0.5 million). Year-to-date Adjusted EBITDA of $19.3 million was 11%, or $2.4 million, below the prior year period.
NEW ZEALAND TIMBER
    Third quarter sales of $66.8 million decreased $3.7 million, or 5%, versus the prior year period. Sales volumes decreased 1% to 686,000 tons versus 690,000 tons in the prior year period. Average delivered prices for export sawtimber increased 10% to $104.48 per ton versus $95.23 per ton in the prior year period, as higher shipping costs were partially passed on to export customers through increased prices. Average delivered prices for domestic sawtimber increased 2% to $64.89 per ton versus $63.45 per ton in the prior year period. Despite higher delivered log prices, net stumpage realizations declined 16% versus the prior year quarter, largely due to elevated shipping and production costs. Third quarter non-timber / carbon credit sales totaled $8.9 million versus $15.6 million in the prior year period, primarily due to a lower volume of carbon credits sold as compared to the prior year period. Operating income of $8.9 million decreased $8.6 million versus the prior year period due to lower carbon credit income ($6.6 million), lower net stumpage realizations ($2.6 million), higher costs ($0.2 million), and lower volumes ($0.1 million), partially offset by favorable foreign exchange impacts ($0.5 million) and lower depletion rates ($0.3 million). Third quarter Adjusted EBITDA of $14.6 million was 38%, or $8.9 million, below the prior year period.
Year-to-date sales of $166.3 million decreased $9.2 million, or 5%, versus the prior year period. Sales volumes decreased 5% to 1.76 million tons versus 1.84 million tons in the prior year period. Average delivered prices for export sawtimber increased 2% to $104.75 per ton versus $102.93 per ton in the prior year period, as higher shipping costs were partially passed on to export customers through increased prices. Average delivered prices for domestic sawtimber decreased 2% to $65.85 per ton versus $67.46 per ton in the prior year period. The decrease in domestic sawtimber prices was primarily driven by weaker domestic demand coupled with the decline in the NZ$/US$ exchange rate (US$0.61 per NZ$1.00 versus US$0.62 per NZ$1.00). Excluding the impact of foreign exchange rates, domestic sawtimber prices decreased 1% versus the prior year period. Year-to-date non-

timber / carbon credit sales totaled $17.1 million versus $16.6 million in the prior year period. Operating income of $19.3 million was consistent with the prior year period due to favorable foreign exchange impacts ($4.7 million), the prior year write-off of timber basis due to a tropical cyclone casualty event ($2.3 million), higher carbon credit income ($1.0 million), lower depletion rates ($0.9 million), and lower costs ($0.7 million), largely offset by lower net stumpage realizations ($8.1 million) and lower volumes ($1.5 million). Year-to-date Adjusted EBITDA of $33.7 million was 11%, or $4.2 million, below the prior year period.
REAL ESTATE
Third quarter sales of $30.1 million decreased $1.1 million versus the prior year period, while operating income of $8.6 million decreased $0.6 million versus the prior year period. Sales and operating income decreased versus the prior year period due to lower acres sold (2,916 acres sold versus 4,281 acres sold in the prior year period), partially offset by higher weighted-average prices ($8,835 per acre versus $5,781 per acre in the prior year period).
Improved Development sales of $12.0 million included $7.9 million from the Wildlight development project north of Jacksonville, Florida, $3.6 million from the Heartwood development project south of Savannah, Georgia, and $0.5 million from the sale of an industrial-use parcel in Kitsap County, Washington ($266,000 per acre). Sales in Wildlight consisted of two residential pod sales totaling 104 acres for $7.7 million ($74,000 per acre) and two small non-residential sales totaling $0.2 million. Sales in Heartwood consisted of an 8.8-acre commercial parcel for $3.6 million ($410,000 per acre). This compares to Improved Development sales of $3.1 million in the prior year period.
Rural sales of $13.8 million consisted of 2,800 acres at an average price of $4,916 per acre. This compares to prior year period sales of $20.5 million, which consisted of 3,799 acres at an average price of $5,386 per acre.
There were no Timberland & Non-Strategic sales in the third quarter. This compares to prior year period sales of $1.1 million, which consisted of 466 acres at an average price of $2,266 per acre.
Third quarter Adjusted EBITDA of $19.9 million increased $1.1 million versus the prior year period.
Year-to-date sales of $76.6 million decreased $2.9 million versus the prior year period, while operating income of $14.3 million decreased $4.4 million versus the prior year period. Sales and operating income decreased in the first nine months primarily due to lower weighted-average prices ($3,212 per acre versus $6,501 per acre in the prior year period), partially offset by significantly higher acres sold (19,450 acres sold versus 10,122 acres sold in the prior year period). Year-to-date Adjusted EBITDA of $43.4 million decreased $2.4 million versus the prior year period.
TRADING
    Third quarter sales of $9.0 million increased $2.2 million versus the prior year period, primarily due to higher volumes and prices. Sales volumes of 76,000 tons increased 24% versus the prior year period. The Trading segment generated an operating loss of $0.1 million, which was consistent with the prior year period.
Year-to-date sales of $26.0 million decreased $8.7 million versus the prior year period, primarily due to lower volumes and prices. Sales volumes of 236,000 tons decreased 21% versus the prior year period. Year-to-date operating income and Adjusted EBITDA of $0.1 million decreased $0.3 million versus the prior year period.
OTHER ITEMS
CORPORATE AND OTHER EXPENSE / ELIMINATIONS
    Third quarter corporate and other operating expenses of $10.5 million increased $1.1 million versus the prior year period, primarily due to $0.9 million of costs related to disposition initiatives and higher compensation and benefits expenses, partially offset by lower professional services fees.
Year-to-date corporate and other operating expenses of $32.3 million increased $4.0 million versus the prior year period, primarily due to $1.6 million of costs related to disposition initiatives, higher compensation and benefits expenses, and higher IT related expenses.
INTEREST EXPENSE, NET
    Third quarter and year-to-date interest expense of $10.0 million and $29.6 million decreased $2.6 million and $7.2 million, respectively, versus the prior year period, primarily due to lower average outstanding debt.

INTEREST AND OTHER MISCELLANEOUS INCOME, NET
Third quarter interest and other miscellaneous income of $12.8 million included $12.0 million of net recoveries associated with legal settlements, partially offset by $0.3 million of pension settlement charges.
Year-to-date interest and other miscellaneous income of $8.8 million includes $9.6 million of net recoveries associated with legal settlements, partially offset by $6.0 million of pension settlement charges. This compares to prior year period interest and other miscellaneous income of $21.7 million, which included $20.5 million of net recoveries associated with legal settlements.
INCOME TAX (EXPENSE) BENEFIT
    Third quarter income tax expense decreased $0.5 million versus the prior year period. Year-to-date income tax benefit of $0.3 million versus income tax expense of $1.8 million in the prior year period was primarily due to a $1.2 million tax benefit associated with the pension termination and settlement. The New Zealand subsidiary is the primary driver of income tax expense.
OUTLOOK
In our Southern Timber segment, we now expect full-year harvest volumes slightly below the lower end of our prior guidance range due to the disposition of approximately 91,000 acres in Oklahoma as well as weather-related impacts in certain markets. In our Pacific Northwest Timber segment, we now expect full-year harvest volumes slightly below the lower end of our prior guidance range due to the disposition of approximately 109,000 acres in Washington. In our New Zealand Timber segment, we expect full-year harvest volumes in line with our prior guidance and lower carbon credit sales, softer export markets, and elevated shipping costs. In our Real Estate segment, we continue to expect strong fourth quarter closing activity, contingent on the timing of several large transactions.
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
SUMMARY OF LIQUIDITY AND FINANCING COMMITMENTS

	September 30,	December 31,
(millions of dollars)	2024	2023
Cash and cash equivalents	$74.2	$207.7
Total debt (a)	1,313.4	1,372.7
Noncontrolling interests in the Operating Partnership	64.7	81.7
Shareholders’ equity	1,802.8	1,877.6
Total capitalization (total debt plus permanent and temporary equity)	3,180.9	3,332.0
Debt to capital ratio	41%	41%
Net debt to enterprise value (b)(c)	20%	19%

(a)Total debt as of September 30, 2024 and December 31, 2023 reflects principal on long-term debt, gross of deferred financing costs and unamortized discounts.
(b)Net debt is calculated as total debt less cash and cash equivalents.
(c)Enterprise value based on market capitalization (including Rayonier, L.P. “OP” units) plus net debt based on Rayonier’s share price of $32.18 and $33.41 as of September 30, 2024 and December 31, 2023, respectively.

AT-THE-MARKET (“ATM”) EQUITY OFFERING PROGRAM
On November 4, 2022 we entered into a new distribution agreement with a group of sales agents through which we may sell common shares, from time to time, having an aggregate sales price of up to $300 million (the “2022 ATM Program”). As of September 30, 2024, $269.7 million remains available for issuance under the 2022 ATM Program.
The following table outlines common share issuances pursuant to our ATM program (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Common shares issued under the ATM program	—	—	—	400
Average price of common shares issued under the ATM program	—	—	—	$34.03
CASH FLOWS
The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2024 and 2023:

(millions of dollars)	2024	2023
Cash provided by (used for):
Operating activities	$173.8	$208.9
Investing activities	(74.8)	(79.7)
Financing activities	(229.9)	(134.2)

CASH PROVIDED BY OPERATING ACTIVITIES
    Cash provided by operating activities decreased $35.2 million from the prior year period, primarily due to lower operating results and changes in working capital.
CASH USED FOR INVESTING ACTIVITIES
    Cash used for investing activities decreased $4.8 million from the prior year period, due to lower cash used for timberland acquisitions ($10.4 million), partially offset by higher real estate development investments ($0.3 million) and lower proceeds from other investing activities ($5.2 million).
CASH USED FOR FINANCING ACTIVITIES
    Cash used for financing activities increased $95.8 million from the prior year period. This is primarily due to higher repayments of debt ($60.0 million), higher dividends paid on common shares ($30.5 million), and higher distributions to noncontrolling interests in consolidated affiliates ($5.5 million), partially offset by lower distributions to noncontrolling interests in the Operating Partnership ($0.1 million) and lower costs associated with the issuance of common shares under the ATM equity offering program ($0.1 million).

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

Significant long-term uses of cash include the following (in millions):

Future uses of cash (in millions)	Total	Payments Due by Period
		2024	2025-2026	2027-2028	Thereafter
Long-term debt (a)	$1,291.4	—	$225.7	$415.7	$650.0
Current maturities of long-term debt	22.0	—	22.0	—	—
Interest payments on long-term debt (b)	272.2	20.8	130.5	84.2	36.7
Operating leases — timberland (c)	196.1	4.4	16.4	15.1	160.2
Operating leases — PP&E, offices (c)	5.5	0.4	1.6	1.0	2.5
Commitments — real estate projects	56.0	18.4	32.2	1.1	4.3
Commitments — environmental remediation (d)	15.5	9.8	3.0	0.7	2.0
Commitments — other (e)	2.9	0.5	1.6	0.4	0.4
Total	$1,861.6	$54.3	$433.0	$518.2	$856.1

(a)The book value of long-term debt, net of deferred financing costs and unamortized discounts, is currently recorded at $1,285.2 million on our Consolidated Balance Sheets, but upon maturity the liability will be $1,291.4 million. See Note 6 - Debt for additional information.
(b)Projected interest payments for variable-rate debt were calculated based on outstanding principal amounts and interest rates as of September 30, 2024 and excludes the impact of hedging.
(c)Excludes anticipated renewal options.
(d)Commitments — environmental remediation represents our estimate of potential liability associated with environmental contamination and Natural Resource Damages in Port Gamble, Washington. See Note 10 - Environmental and Natural Resource Damage Liabilities for additional information.
(e)Commitments — other includes other purchase obligations.

We expect to fund future uses of cash with a combination of existing cash balances, cash generated by operating activities, the remaining issuances available under the Company’s ATM Program, Large Dispositions and the use of our revolving credit facilities. We believe we have sufficient sources of funding to meet our business requirements for the next 12 months and in the longer term.

EXPECTED 2024 EXPENDITURES
Capital expenditures in 2024 are expected to be between $79 million and $82 million, excluding any strategic timberland acquisitions we may make. Capital expenditures are expected to primarily consist of seedling planting, fertilization and other silvicultural activities, property taxes, lease payments, allocated overhead and other capitalized costs. Aside from capital expenditures, we may also acquire timberland as we actively evaluate acquisition opportunities.
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

We made cash contributions of $2.7 million in 2024 in order to fund the Defined Benefit Plan on a plan termination basis. Additionally, we settled the Excess Benefit Plan with lump sum cash payments of $1.2 million in 2024. We have no mandatory contribution requirements remaining in 2024. See Note 15 — Employee Benefit Plans for additional information.
Full-year 2024 cash tax payments are expected to be between $5.0 million and $6.0 million, primarily related to the New Zealand subsidiary.
OFF-BALANCE SHEET ARRANGEMENTS
We utilize off-balance sheet arrangements to provide credit support for certain suppliers and vendors in case of their default on critical obligations, and collateral for outstanding claims under our previous workers’ compensation self-insurance programs. These arrangements consist of standby letters of credit and surety bonds. As part of our ongoing operations, we also periodically issue guarantees to third parties. Off-balance sheet arrangements are not considered a source of liquidity or capital resources and do not expose us to material risks or material unfavorable financial impacts. See Note 11 — Guarantees for details on the letters of credit and surety bonds as of September 30, 2024.
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
The summarized balance sheet information for the consolidated obligor group of debt issued by Rayonier, L.P. for the nine months ended September 30, 2024 and year ended December 31, 2023 are provided in the table below:

(in millions)	September 30, 2024	December 31, 2023
Current assets	$61.0	$197.5
Non-current assets	88.1	98.8
Current liabilities	20.2	60.0
Non-current liabilities	2,429.2	2,181.6
Due to non-guarantors	1,167.2	861.5
The summarized results of operations information for the consolidated obligor group of debt issued by Rayonier, L.P. for the nine months ended September 30, 2024 and year ended December 31, 2023 are provided in the table below:

(in millions)	September 30, 2024	December 31, 2023
Cost and expenses	($27.1)	($32.3)
Operating loss	(27.1)	(32.3)
Net loss	(49.7)	(70.5)
Revenue from non-guarantors	536.7	1,108.9

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
Management uses Adjusted EBITDA as a performance measure. Adjusted EBITDA is a non-GAAP measure that management uses to make strategic decisions about the business and that investors can use to evaluate the operational performance of the assets under management. It excludes specific items that management believes are not indicative of the Company’s ongoing operating results. We define Adjusted EBITDA as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of land and improved development, non-operating (income) expense, costs related to disposition initiatives, timber write-offs resulting from casualty events and Large Dispositions.
We reconcile Adjusted EBITDA to Net Income for the consolidated Company and to Operating Income for the segments, as those are the most comparable GAAP measures for each. The following table provides a reconciliation of Net Income to Adjusted EBITDA for the respective periods (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net Income to Adjusted EBITDA Reconciliation
Net Income	$30.4	$22.7	$35.8	$49.3
Interest, net and miscellaneous income	8.7	12.0	24.0	35.5
Income tax expense (benefit) (a)	—	0.6	(0.3)	1.8
Depreciation, depletion and amortization	33.5	37.0	106.7	114.3
Non-cash cost of land and improved development	9.8	6.6	19.2	20.2
Non-operating (income) expense (b)	(11.5)	0.1	(3.3)	(20.5)
Costs related to disposition initiatives (c)	0.9	—	1.6	—
Timber write-offs resulting from casualty events (d)	—	—	—	2.3
Adjusted EBITDA	$71.8	$78.9	$183.7	$202.9

(a)The nine months ended September 30, 2024 includes a $1.2 million income tax benefit related to the pension settlement.
(b)The three months ended September 30, 2024 includes $12.0 million of net recoveries associated with legal settlements, which is partially offset by $0.3 million of pension settlement charges. The nine months ended September 30, 2024 includes $9.6 million of net recoveries associated with legal settlements, which is partially offset by $6.0 million of pension settlement charges. The nine months ended September 30, 2023 includes $20.5 million of net recoveries associated with legal settlements.
(c)Costs related to disposition initiatives include legal, advisory, and other due diligence costs incurred in connection with our asset disposition plan, which was announced in November 2023.
(d)Timber write-offs resulting from casualty events includes the write-off of merchantable and pre-merchantable timber volume damaged by casualty events which cannot be salvaged.

The following tables provide a reconciliation of Operating Income (Loss) by segment to Adjusted EBITDA by segment for the respective periods (in millions of dollars):

Three Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
September 30, 2024
Operating income (loss)	$19.8	$0.8	$8.9	$8.6	($0.1)	($10.5)	$27.6
Costs related to disposition initiatives (a)	—	—	—	—	—	0.9	0.9
Depreciation, depletion and amortization	18.1	7.8	5.6	1.5	—	0.4	33.5
Non-cash cost of land and improved development	—	—	—	9.8	—	—	9.8
Adjusted EBITDA	$37.9	$8.7	$14.6	$19.9	($0.1)	($9.2)	$71.8

September 30, 2023
Operating income (loss)	$18.6	($0.6)	$17.6	$9.2	($0.1)	($9.4)	$35.4
Depreciation, depletion and amortization	19.2	8.3	6.0	3.1	—	0.4	37.0
Non-cash cost of land and improved development	—	—	—	6.6	—	—	6.6
Adjusted EBITDA	$37.8	$7.8	$23.5	$18.9	($0.1)	($9.0)	$78.9

(a)Costs related to disposition initiatives include legal, advisory, and other due diligence costs incurred in connection with our asset disposition plan, which was announced in November 2023.

Nine Months Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
September 30, 2024
Operating income (loss)	$59.9	($5.0)	$19.3	$14.3	$0.1	($32.3)	$56.3
Costs related to disposition initiatives (a)	—	—	—	—	—	1.6	1.6
Depreciation, depletion and amortization	56.7	24.3	14.5	9.9	—	1.3	106.7
Non-cash cost of land and improved development	—	—	—	19.2	—	—	19.2
Adjusted EBITDA	$116.6	$19.3	$33.7	$43.4	$0.1	($29.4)	$183.7

September 30, 2023
Operating income (loss)	$62.6	($6.5)	$19.3	$18.7	$0.4	($28.3)	$66.1
Timber write-offs resulting from casualty events (b)	—	—	2.3	—	—	—	2.3
Depreciation, depletion and amortization	61.6	28.2	16.3	6.8	—	1.3	114.3
Non-cash cost of land and improved development	—	—	—	20.2	—	—	20.2
Adjusted EBITDA	$124.2	$21.7	$37.9	$45.8	$0.4	($27.1)	$202.9

(a)Costs related to disposition initiatives include legal, advisory, and other due diligence costs incurred in connection with our asset disposition plan, which was announced in November 2023.
(b)Timber write-offs resulting from casualty events includes the write-off of merchantable and pre-merchantable timber volume damaged by casualty events which cannot be salvaged.

The following table provides a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Nine Months Ended September 30,
	2024	2023
Cash provided by operating activities	$173.8	$208.9
Capital expenditures (a)	(53.2)	(53.1)
Net recovery on legal settlements (b)	(9.6)	(20.5)
Working capital and other balance sheet changes	(5.3)	(20.6)
CAD	$105.7	$114.7
Mandatory debt repayments	—	—
CAD after mandatory debt repayments	$105.7	$114.7

Cash used for investing activities	($74.8)	($79.7)
Cash used for financing activities	($229.9)	($134.2)

(a)Capital expenditures exclude timberland acquisitions and real estate development investments.
(b)Net recovery on legal settlements reflects the net gain from litigation regarding insurance claims.

The following table provides supplemental cash flow data (in millions of dollars):

	Nine Months Ended September 30,
	2024	2023
Purchase of timberlands	($3.6)	($14.0)
Real Estate Development Investments	(19.1)	(18.8)
Distributions to noncontrolling interests in consolidated affiliates	(5.5)	—
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
Interest Rate Risk
    We are exposed to interest rate risk through our variable rate debt due to changes in SOFR. However, we use interest rate swaps to manage our exposure to interest rate movements on our term credit agreements by swapping existing and anticipated future borrowings from floating rates to fixed rates. As of September 30, 2024, we had $790 million of U.S. long-term variable rate debt outstanding on our term credit agreements.
The notional amount of outstanding interest rate swap contracts with respect to our term credit agreements at September 30, 2024 was $700 million. The $290 million 2015 Term Loan Agreement matures in April 2028 and on August 1, 2024, three forward-starting interest rate swaps with a total notional amount of $200 million matured into active interest rate swaps and fixed $200 million of the outstanding principal over its remaining four-year term. The 2016 Incremental Term Loan Agreement and associated interest rate swaps mature in May 2026, and the 2021 Incremental Term Loan Agreement and associated interest rate swaps mature in June 2029. We have entered into an interest rate swap agreement to cover $100 million of borrowings under the 2022 Incremental Term Loan Agreement through the maturity date in December 2027. At this current borrowing and derivatives level, a hypothetical one-percentage point increase/decrease in interest rates would result in a corresponding increase/decrease in interest payments and expense of approximately $0.9 million over a 12-month period.
    The fair market value of our fixed interest rate debt is also subject to interest rate risk. The estimated fair value of our fixed rate debt at September 30, 2024 was $468.5 million compared to the $523.4 million principal amount. We use interest rates of debt with similar terms and maturities to estimate the fair value of our debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at September 30, 2024 would result in a corresponding decrease/increase in the fair value of our fixed rate debt of approximately $24 million and $25 million, respectively.
    We estimate the periodic effective interest rate on our U.S. long-term fixed and variable rate debt to be approximately 2.8% after consideration of interest rate swaps and estimated patronage and excluding unused commitment fees on the revolving credit facility.

    The following table summarizes our outstanding debt, interest rate swaps and average interest rates, by year of expected maturity and their fair values at September 30, 2024:

(Dollars in thousands)	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Variable rate debt:
Principal amounts	—	—	$200,000	$100,000	$290,000	$200,000	$790,000	$790,000
Average interest rate (a)(b)	—	—	7.00%	6.95%	6.85%	6.90%	6.91%
Fixed rate debt:
Principal amounts	—	$22,010	$25,679	$25,679	—	$450,000	$523,368	$468,538
Average interest rate (b)	—	2.95%	3.64%	6.48%	—	2.75%	2.99%
Interest rate swaps:
Notional amount	—	—	$200,000	$100,000	$200,000	$200,000	$700,000	$39,314
Average pay rate (b)	—	—	1.50%	3.72%	1.37%	0.67%	1.54%
Average receive rate (c)	—	—	5.25%	5.25%	5.25%	5.25%	5.25%

(a)    Excludes estimated patronage refunds.
(b)    Interest rates as of September 30, 2024.
(c)    Average daily SOFR rate as of September 30, 2024 based on a 30-day look back period.

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
Foreign Exchange Exposure
    At September 30, 2024, the New Zealand subsidiary had foreign currency exchange contracts with a notional amount of $123 million and foreign currency option contracts with a notional amount of $126 million outstanding related to foreign export sales. The amount hedged represents a portion of forecasted U.S. dollar denominated export timber and log trading sales proceeds over the next 36 months and next 2 months, respectively.
    The following table summarizes our outstanding foreign currency exchange rate risk contracts at September 30, 2024:

(Dollars in thousands)	0-1 months	1-2 months	2-3 months	3-6 months	6-12 months	12-18 months	18-24 months	24-36 months	Total	Fair Value
Foreign exchange contracts to sell U.S. dollar for New Zealand dollar
Notional amount	$7,200	$4,200	$2,000	$13,500	$28,000	$27,000	$17,000	$24,000	$122,900	$6,561
Average contract rate	1.6405	1.6613	1.6818	1.6708	1.6514	1.6392	1.6719	1.6659	1.6567

Foreign currency option contracts to sell U.S. dollar for New Zealand dollar
Notional amount	$4,000	$6,000	$4,000	$12,000	$28,000	$20,000	$18,000	$34,000	$126,000	$2,707
Average strike price	1.6409	1.6513	1.6467	1.6454	1.7105	1.6728	1.6733	1.6701	1.6750

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
Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of September 30, 2024.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
In the quarter ended September 30, 2024, based upon the evaluation required by Rule 13a-15(d) under the Exchange Act, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

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
Based on an evaluation of the Operating Partnership’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including Rayonier’s Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of September 30, 2024.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
In the quarter ended September 30, 2024, based upon the evaluation required by Rule 13a-15(d) under the Exchange Act, there were no changes in internal control over financial reporting that would materially affect or are reasonably likely to materially affect internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

The information set forth in Note 9 — Contingencies and in Note 10 — Environmental and Natural Resource Damage Liabilities in the “Notes to Consolidated Financial Statements” under Item 1 of Part I of this report is incorporated herein by reference.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Rayonier Inc.
REGISTERED SALES OF EQUITY SECURITIES

From time to time, the Company may issue common shares in exchange for units in the Operating Partnership. Such shares are issued based on an exchange ratio of one common share for each unit in the Operating Partnership. During the quarter ended September 30, 2024, the Company issued 20,292 common shares in exchange for an equal number of units in the Operating Partnership pursuant to the agreement of the Operating Partnership.
ISSUER REPURCHASES OF EQUITY SECURITIES

In February 2016, the Board of Directors approved the repurchase of up to $100 million of Rayonier’s common shares (the “share repurchase program”) to be made at management’s discretion. The program has no time limit and may be suspended or discontinued at any time. There were no shares repurchased under this program in the third quarter of 2024. As of September 30, 2024, there was $87.7 million, or approximately 2,726,179 shares based on the period-end closing stock price of $32.18, remaining under this program.
The following table provides information regarding our purchases of Rayonier common shares during the quarter ended September 30, 2024:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (c)
July 1 to July 31	111	$28.03	—	2,892,464
August 1 to August 31	—	—	—	2,847,402
September 1 to September 30	111	30.81	—	2,726,179
Total	222		—

(a)Includes 222 shares repurchased to satisfy tax withholding requirements related to the vesting of shares under the Rayonier Incentive Stock Plan. The price per share surrendered is based on the closing price of the Company’s common shares on the respective vesting dates of the awards.
(b)Purchases made in open-market transactions under the $100 million share repurchase program announced on February 10, 2016.
(c)Maximum number of shares authorized to be purchased under the share repurchase program at the end of July, August and September are based on month-end closing stock prices of $30.33, $30.81 and $32.18, respectively.

Rayonier, L.P.
UNREGISTERED SALES OF EQUITY SECURITIES

There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended September 30, 2024.
ISSUER REPURCHASES OF EQUITY SECURITIES

Pursuant to the Operating Partnership’s limited partnership agreement, limited partners have the right to redeem their units in the Operating Partnership for cash, or at our election, shares of Rayonier Common Stock on a one-for-one basis. During the quarter ended September 30, 2024, 20,292 units in the Operating Partnership held by limited partners were redeemed in exchange for shares of Rayonier Common Stock.

Item 5.    OTHER INFORMATION
Insider Trading Arrangements and Policies

On June 13, 2024, V. Larkin Martin, a member of the Company's Board of Directors, adopted a trading arrangement for the sale of shares of Common Stock (a "Rule 10b5-1 Trading Plan") that was intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). On September 12, 2024, Ms. Martin's Rule 10b5-1 Trading Plan automatically terminated pursuant to its terms following the sale of 22,009 shares of Common Stock, which represented all shares to be sold under such plan.

Other than as described above, none of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2024, as such terms are defined under item 408(a) of Regulation S-K.

Item 6.    EXHIBITS

10.1	Amendment Number One Rayonier Investment and Savings Plan for Salaried Employees effective as of July 1, 2024, executed June 13, 2024*	Filed herewith
22.1	List of Guarantor Subsidiaries	Incorporated by reference to Exhibit 22.1 to the Registrant’s June 30, 2022 Form 10-Q
31.1	Rayonier Inc. - Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Rayonier Inc. - Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.3	Rayonier, L.P. - Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.4	Rayonier, L.P. - Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Rayonier Inc. - Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Rayonier, L.P. - Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following financial information from Rayonier Inc. and Rayonier, L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024, formatted in Inline Extensible Business Reporting Language (“iXBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2024 and 2023 of Rayonier Inc.; (ii) the Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 of Rayonier Inc.; (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2024 and 2023 of Rayonier Inc.; (iv) the Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023 of Rayonier Inc.; (v) the Consolidated Statements of Income and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2024 and 2023 of Rayonier, L.P.; (vi) the Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 of Rayonier, L.P.; (vii) the Consolidated Statements of Changes in Capital for the Nine Months Ended September 30, 2024 and 2023 of Rayonier, L.P.; (viii) the Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023 of Rayonier, L.P.; and (ix) the Notes to Consolidated Financial Statements of Rayonier Inc. and Rayonier, L.P.
Filed herewith
104	The cover page from the Company’s Quarterly Report on Form 10-Q from the quarter ended September 30, 2024, formatted in Inline XBRL (included as Exhibit 101).	Filed herewith

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
Date: November 8, 2024

RAYONIER, L.P.

By: RAYONIER INC., its sole general partner

By:	/s/ APRIL TICE
April Tice Senior Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Accounting Officer)
Date: November 8, 2024