Form 10-K
period 2024-12-31
RAYONIER INC; Rayonier, L.P.
filed 2025-02-21
CIK 52827, 1806931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Rayonier Inc.    Yes ☐        No  ☒    Rayonier, L.P.    Yes ☐        No  ☒
The aggregate market value of the Common Shares of the registrant held by non-affiliates at the close of business on June 28, 2024 was $4,309,194,886 based on the closing sale price as reported on the New York Stock Exchange.

As of February 14, 2025, Rayonier Inc. had 156,097,626 Common Shares outstanding. As of February 14, 2025, Rayonier, L.P. had 2,087,450 Units outstanding.
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the 2025 annual meeting of the shareholders of the registrant scheduled to be held May 15, 2025, are incorporated by reference in Part III hereof.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2024 of Rayonier Inc., a North Carolina corporation, and Rayonier, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Rayonier” or “the Company” mean Rayonier Inc. and references to the “Operating Partnership” mean Rayonier, L.P. References to “we,” “us,” and “our” mean collectively Rayonier Inc., the Operating Partnership and entities/subsidiaries owned or controlled by Rayonier Inc. and/or the Operating Partnership.

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

As of December 31, 2024, the Company owned a 98.7% interest in the Operating Partnership, with the remaining 1.3% interest owned by limited partners of the Operating Partnership. As the sole general partner of the Operating Partnership, Rayonier Inc. has exclusive control of the day-to-day management of the Operating Partnership.

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
•A separate Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities section related to each reporting entity; and
•Separate Exhibit 31 and 32 certifications for each reporting entity within Part IV.

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

Item 1.    BUSINESS
GENERAL
We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive softwood timber growing regions in the U.S. and New Zealand. We invest in timberlands and actively manage them to provide current income and attractive long-term returns to our shareholders. We conduct our business through an umbrella partnership real estate investment trust (“UPREIT”) structure in which our assets are owned by our Operating Partnership and its subsidiaries. Rayonier manages the Operating Partnership as its sole general partner. Our revenues, operating income and cash flows are primarily derived from the following core business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate, and Trading. As of December 31, 2024, we owned, leased or managed approximately 2.5 million acres of timberland and real estate located in the U.S. South (1.75 million acres), U.S. Pacific Northwest (308,000 acres) and New Zealand (412,000 gross acres, or 287,000 net plantable acres). In addition, we engage in the trading of logs to Pacific Rim markets, predominantly from New Zealand to support our New Zealand export operations. We have an added focus to maximize the value of our land portfolio by pursuing higher and better use (“HBU”) land sale opportunities.
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
Under our REIT structure, we are generally not required to pay U.S. federal income taxes on our earnings from timber harvest operations and other REIT-qualifying activities contingent upon meeting applicable distribution, income, asset, shareholder and other tests. As of December 31, 2024, Rayonier owns a 98.7% interest in the Operating Partnership and a corresponding portion of taxable income or loss. Certain operations are conducted through our taxable REIT subsidiaries (“TRS”) and subject to U.S. federal and state corporate income tax. As of December 31, 2024 and as of the date of the filing of this Annual Report on Form 10-K, we believe the Company is in compliance with all REIT tests. See Note 20 — Income Taxes for further discussion of REIT and non-REIT qualifying operations.

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
•Well-Positioned to Provide Land-Based Solutions. Our timberland portfolio is well-positioned to provide land-based solutions to support the transition to a low-carbon economy. Specifically, we expect increased demand for (1) alternative and/or additional land uses, such as solar farms, wind farms, and carbon capture and storage; (2) carbon offsets generated from the carbon sequestered through tree growth; and (3) wood fiber for bioenergy and biofuel applications. In particular, the location, scale, and geologic attributes of our assets in the U.S. South provide us with a competitive advantage in providing superior solutions for solar energy and carbon capture and storage. Select lands in our portfolio are also suitable for wind energy applications. We currently have solar and carbon capture and storage leases in place with high-caliber counterparties, and we expect these and other new revenue streams associated with land-based solutions to grow in the future.
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
•Pursue Nimble Approach to Capital Allocation. We believe in maintaining a nimble approach to capital allocation, recognizing that different opportunities will become available at different points in the business cycle. Our capital allocation philosophy is ingrained within our culture and employs a flexible, rather than prescriptive, approach with a view towards building long-term value per share. We evaluate a full range of capital allocation alternatives—including dividends, share buybacks, acquisitions, divestitures, debt reduction, and capital investments—to determine the optimal means to create value for our shareholders, and we will opportunistically pivot our capital allocation priorities accordingly.
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

SEGMENT INFORMATION
As of December 31, 2024, Rayonier operated in five reportable business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate and Trading. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 2 — Segment and Geographical Information for information on sales and operating income by reportable segment and geographic region.
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
We define merchantable timber inventory as an estimate of timber volume beyond a specified age that approximates such timber’s earliest economically harvestable age. Our estimate includes certain timber located in restricted or environmentally sensitive areas based on an estimate of lawfully recoverable volumes from such areas. The estimate does not include volumes in restricted or environmentally sensitive areas that may not be lawfully harvested or volumes located in economically inaccessible areas. The merchantable age (i.e., the age at which timber moves from pre-merchantable to merchantable) is 15 years for our Southern timberlands, 35 years for our Pacific Northwest timberlands, and 20 years for radiata pine and 30 years for Douglas-fir in our New Zealand timberlands.
Our estimated merchantable timber inventory changes over time as timber is harvested, as pre-merchantable timber transitions to merchantable timber, as existing merchantable timber inventory grows, as we acquire and sell timberland and as we periodically update our statistical sampling and growth and yield models. Our timber inventory by product and age class for our Southern Timber and Pacific Northwest Timber segments are presented herein as of September 30, 2024 on a pro forma basis adjusted for Large Dispositions completed in the fourth quarter. For purposes of calculating per unit depletion rates for the subsequent year, we estimate our merchantable timber inventory as of December 31, including the impact of acquisitions and dispositions.
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

The following table sets forth the estimated volumes of merchantable timber inventory in short green tons for the South and Pacific Northwest as of September 30, 2024 and as of December 31, 2024 for New Zealand. Merchantable timber inventory for the South and the Pacific Northwest are presented on a pro forma basis adjusted for the 91,000-acre Large Disposition in Oklahoma and 109,000 acres of Large Dispositions in Washington, respectively, that closed in the fourth quarter:

(volumes in thousands of SGT)
Location	Merchantable Inventory (a)	%
South	69,876	73
Pacific Northwest	7,525	8
New Zealand	18,078	19
	95,479	100

(a)For all regions, depletion rate calculations for the upcoming year are based on estimated volumes of merchantable inventory at December 31, 2024.
We define sustainable yield as the average harvest level that can be sustained into perpetuity based on our estimates of biological growth and the expected productivity resulting from our reforestation and silvicultural efforts. Our estimated sustainable yield may change over time based on changes in silvicultural techniques and resulting timber yields, changes in environmental laws and restrictions, changes in the statistical sampling and estimates of our merchantable timber inventory, acquisitions and dispositions of timberlands, the expiration or renewal of timberland leases, casualty losses, and other factors. Moreover, our harvest level in any given year may deviate from our estimated sustainable yield due to variations in the age class of our timberlands, the product mix of our harvest (i.e., pulpwood versus sawtimber), our deliberate acceleration or deferral of harvest in response to market conditions, our thinning activity (in which we periodically remove some smaller trees from a stand to enhance long-term sawtimber potential of the remaining timber), or other factors. We estimated sustainable yield for each of our Timber segments as of December 31, 2024.
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

SOUTHERN TIMBER
As of December 31, 2024, our Southern timberlands acreage consisted of approximately 1.75 million acres (including approximately 89,000 acres of leased lands) located in Alabama, Arkansas, Florida, Georgia, Louisiana, South Carolina and Texas. Approximately two-thirds of this land supports intensively managed plantations of predominantly loblolly and slash pine. The other one-third of this land is too wet to support pine plantations, but supports productive natural stands primarily consisting of natural pine and a variety of hardwood species. Rotation ages typically range from 21 to 28 years for pine plantations and from 35 to 60 years for natural stands. Key consumers of our timber include pulp, paper, wood products and biomass facilities.
We estimate that the sustainable yield of our Southern timberlands, including both pine and hardwoods, is approximately 6.5 to 6.9 million tons annually. We expect that the average annual harvest volume of our Southern timberlands over the next five years (2025 to 2029) will be generally in line with our sustainable yield. For additional information, see Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield and Item 1A — Risk Factors.
In 2024, we acquired approximately 7,000 acres of timberland in the Southern region. For additional information, see Note 4 — Timberland Acquisitions. We also closed on a 91,000-acre Large Disposition in Oklahoma. See Item 7 — Results of Operations for additional information.
We estimate that the gross timber inventory and merchantable timber inventory of our Southern timberlands were 83 million tons and 70 million tons, respectively, as of September 30, 2024, on a pro forma basis adjusted for the 91,000-acre Large Disposition in Oklahoma completed in the fourth quarter. The following table provides a breakdown of our Southern timberlands acreage and timber inventory by product and age class as of September 30, 2024, presented on a pro forma basis to exclude acreage and timber inventory sold in the Large Disposition:

(volumes in thousands of SGT) (a)
Age Class	Acres (000’s)	Pine Pulpwood	Pine Sawtimber	Hardwood Pulpwood	Hardwood Sawtimber	Total
Pine Plantation
0 to 4 years (b)	269	—	—	—	—	—
5 to 9 years	199	—	—	—	—	—
10 to 14 years	182	6,789	1,816	41	—	8,646
15 to 19 years	204	10,302	5,732	127	1	16,162
20 to 24 years	185	7,557	7,782	140	3	15,482
25 to 29 years	67	2,237	4,237	83	3	6,560
30 + years	43	1,245	3,337	202	3	4,787
Total Pine Plantation	1,149	28,130	22,904	593	10	51,637
Natural Pine (Plantable) (c)	30	299	329	598	115	1,341
Natural Mixed Pine/Hardwood (d)	509	7,589	5,929	13,713	2,340	29,571
Forested Acres and Gross Inventory	1,688	36,018	29,162	14,904	2,465	82,549
Plus: Non-Forested Acres (e)	64
Gross Acres	1,752
Less: Pre-Merchantable Age Class Inventory (f)						(8,709)
Less: Volume in Environmentally Sensitive/Legally Restricted Areas						(3,964)
Merchantable Timber Inventory						69,876

(a)Table presented as of September 30, 2024 and is presented on a pro forma basis adjusted for the 91,000-acre Large Disposition in Oklahoma.
(b)0 to 4 years includes clearcut acres not yet replanted.
(c)Consists of natural stands that are convertible into pine plantations once harvested.
(d)Consists of all non-plantable natural stands, including those that are in environmentally sensitive or economically inaccessible areas.
(e)Includes roads, rights of way and all other non-forested areas.
(f)Includes inventory that is less than 15 years old.

PACIFIC NORTHWEST TIMBER
As of December 31, 2024, our Pacific Northwest timberlands consisted of approximately 308,000 acres located in Oregon and Washington, of which approximately 241,000 acres were designated as productive acres, meaning land that is capable of growing merchantable timber and where the harvesting of timber is not constrained by physical, environmental or regulatory restrictions. These timberlands primarily comprise second and third rotation western hemlock and Douglas-fir, as well as a small amount of other softwood species, such as western red cedar. A small percentage also consists of natural hardwood stands of predominantly red alder. In the Pacific Northwest, rotation ages typically range from 35 to 50 years. Our product mix in the Pacific Northwest is heavily weighted to sawtimber, which is sold to domestic wood products facilities as well as exported primarily to Pacific Rim markets.
We estimate that the sustainable yield of our Pacific Northwest timberlands is approximately 115 to 135 MMBF (or 0.90 to 1.05 million tons) annually. We expect that the average annual harvest volume of our Pacific Northwest timberlands over the next five years (2025 to 2029) will be toward the lower end of our sustainable yield range. For additional information, see Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield and Item 1A — Risk Factors.
In 2024, we closed on 109,000 acres of Large Dispositions in Washington. See Item 7 — Results of Operations for additional information.
We estimate that the gross timber inventory and merchantable timber inventory of our Pacific Northwest timberlands were 1,981 MMBF and 971 MMBF, respectively, as of September 30, 2024, on a pro forma basis adjusted for the 109,000 acres of Large Dispositions in Washington completed in the fourth quarter. The following table provides a breakdown of our Pacific Northwest timberlands acreage and timber inventory by product and age class as of September 30, 2024, presented on a pro forma basis to exclude acreage and timber inventory sold in the Large Dispositions:

(volumes in MBF, except as noted) (a)
Age Class	Acres (000’s)	Softwood Pulpwood (f)	Softwood Sawtimber (f)	Total (f)
Commercial Forest
0 to 4 years (b)	28	—	—	—
5 to 9 years	26	—	—	—
10 to 14 years	25	—	—	—
15 to 19 years	27	—	—	—
20 to 24 years	28	43,557	84,911	128,468
25 to 29 years	28	64,307	223,499	287,806
30 to 34 years	25	72,107	374,742	446,849
35 to 39 years	34	89,325	512,810	602,135
40 to 44 years	11	33,746	210,591	244,337
45 to 49 years	4	8,859	56,583	65,442
50+ years	3	6,555	41,381	47,936
Total Commercial Forest	239	318,456	1,504,517	1,822,973
Non-Commercial Forest (c)	2	1,675	9,652	11,327
Productive Forested Acres	241
Restricted Forest (d)	57	23,398	123,010	146,408
Total Forested Acres and Gross Inventory	298	343,529	1,637,179	1,980,708
Plus: Non-Forested Acres (e)	10
Gross Acres	308
Less: Pre-Merchantable Age Class Inventory				(863,362)
Less: Restricted Forest Inventory				(146,408)
Total Merchantable Timber				970,938
Conversion factor for MBF to SGT				7.75
Total Merchantable Timber (thousands of SGT)				7,525

(a)Table presented as of September 30, 2024 and is presented on a pro forma basis adjusted for the 109,000 acres of Large Dispositions in Washington.
(b)0 to 4 years includes clearcut acres not yet replanted.
(c)Includes non-commercial forests with limited productivity.
(d)Includes significant portions of riparian management zones, legally restricted forests, and environmentally sensitive areas.
(e)Includes roads, rights of way, and all other non-forested areas.
(f)Includes a minor component of hardwood in red alder and other species.

NEW ZEALAND TIMBER
As of December 31, 2024, our New Zealand timberlands consisted of approximately 412,000 acres (including approximately 234,000 acres of leased lands), of which approximately 287,000 acres were designated as productive or plantation acres, meaning land that is capable of growing merchantable timber and where the harvesting of timber is not constrained by physical, environmental or regulatory restrictions. The leased acres are generally leased through long-term arrangements including Crown Forest Licenses (“CFLs”), forestry rights and other leases. Rotation ages typically range from 25 to 30 years for pine plantations. Our New Zealand timberlands serve a domestic sawmilling market and also provide export logs to Pacific Rim markets.
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
We estimate that the sustainable yield of our New Zealand timberlands is approximately 2.1 to 2.4 million cubic meters (or 2.4 to 2.7 million tons) annually. We expect that the average annual harvest volume of our New Zealand timberlands over the next five years (2025 to 2029) will be in line with our sustainable yield range. For additional information, see Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield and Item 1A — Risk Factors.
We estimate that the gross timber inventory and merchantable timber inventory of our New Zealand timberlands were both 16.2 million cubic meters as of December 31, 2024. The following table provides a breakdown of our New Zealand timberlands acreage and timber inventory by product and age class as of December 31, 2024:

(volumes in thousands of m3, except as noted)
Age Class	Acres (000’s)	Pulpwood (d)	Sawtimber (d)	Total (d)
Radiata Pine
0 to 4 years (a)	65	—	—	—
5 to 9 years	41	—	—	—
10 to 14 years	40	—	—	—
15 to 19 years	40	—	—	—
20 to 24 years	52	1,807	7,372	9,179
25 to 29 years	18	699	3,618	4,317
30 + years	2	135	485	620
Total Radiata Pine	258	2,641	11,475	14,116
Other (b)	29	889	1,175	2,064
Forested Acres and Merchantable Timber Inventory	287	3,530	12,650	16,180
Conversion factor for m3 to SGT				1.12
Total Merchantable Timber (thousands of SGT)				18,078
Plus: Non-Productive Acres (c)	125
Gross Acres	412

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
Businesses who participate in the New Zealand ETS can buy and sell units from each other, with pricing driven by supply and demand in the scheme. As of December 31, 2024, the New Zealand subsidiary held 1,602,149 NZUs with respect to timberlands designated as post-1989 forests. These units were received for net carbon sequestered between 2008 and 2022 and from subsequent units acquired during 2019 and 2021. As of December 31, 2024, the New Zealand subsidiary has no surrender obligation. See Note 23 — Other Assets for information about our cost basis in carbon credits. See Note 3 — Revenue for information about the sale of carbon units.
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

TRADING

Our Trading segment primarily reflects log trading activities in New Zealand conducted by our New Zealand subsidiary. Our Trading segment complements the New Zealand Timber segment by providing added market intelligence, increasing the scale of export operations and achieving cost savings that directly benefit the New Zealand Timber segment.
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
In 2024, New Zealand trading volume was approximately 201,000 tons. Of this volume, approximately 134,000 tons were purchased directly from third parties in New Zealand and the remaining 67,000 tons were harvested from stumpage purchases and managed harvest arrangements. Approximately 65% of third-party purchases in New Zealand were purchased at spot prices, with the New Zealand subsidiary thereby assuming some price risk on subsequent resale. The remaining 35% were purchased on a fixed margin basis, with the New Zealand subsidiary earning either a fixed percentage of the net export revenue or a spread on the resale price irrespective of subsequent price fluctuations. The New Zealand subsidiary generally seeks to mitigate its risk of loss on procured logs by securing export orders prior to or concurrent with its spot purchases of logs.
FOREIGN SALES AND OPERATIONS
Sales from non-U.S. operations occur in our New Zealand Timber, Trading and Real Estate segments and comprised approximately 22% of consolidated 2024 sales. See Note 2 — Segment and Geographical Information for additional information.

COMPETITION
TIMBER
Timber markets in our Southern and Pacific Northwest regions are relatively fragmented with price being the principal method of competition. In New Zealand, there are five other major private timberland owners accounting for approximately 35% of New Zealand planted forests.
The following table provides an overview of certain major competitors in each of our Timber segments:

Segment	Competitors
Southern Timber (a)	Weyerhaeuser Company
Resource Management Service
Manulife Investment Management Timberland and Agriculture Inc.
Forest Investment Associates
PotlatchDeltic
Timberland Investment Resources
J.P. Morgan Asset Management
BTG Pactual
Molpus Woodlands Group
The Westervelt Company, Inc.

Pacific Northwest Timber (a)	Weyerhaeuser Company
Green Diamond Resource Company
State of Washington Department of Natural Resources
Sierra Pacific Industries
J.P. Morgan Asset Management
Forest Investment Associates
Manulife Investment Management Timberland and Agriculture Inc.
Bureau of Indian Affairs
Port Blakely Tree Farms
BTG Pactual

New Zealand (b)	Manulife Investment Management Timberland and Agriculture Inc.
Kaingaroa Timberlands
Ernslaw One
New Forests
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
TRADING
Our log trading operations are primarily based out of New Zealand and performed by our New Zealand subsidiary. The New Zealand market remains very competitive with around 10 entities competing for export log supply at different ports across the country.

CUSTOMERS

In 2024, we closed on four Large Disposition transactions for a total of $495.0 million, representing approximately 39% of consolidated sales. Individually, each large disposition represents 10% or more of consolidated sales. There were no other individual customers (or group of customers under common control) who represented 10% or more of consolidated sales. See Note 3 — Revenue for additional information.

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
Millsite Cleanup
With the in-water portion of the cleanup completed, there was expected to be relatively modest cleanup activity on the millsite and a monitoring period. In February 2018, Pope Resources and DOE entered into an agreed order with respect to the millsite under which Pope Resources performed a remedial investigation and feasibility study (“RI/FS”), which it submitted to DOE for review in January 2019. Following the finalization of the RI/FS, Pope Resources worked with DOE to develop a CAP. As with the in-water portion of the project, the CAP defined the scope of the remediation activity for the millsite. The consent decree, which includes the CAP, was entered in Kitsap County Superior Court on November 25, 2020.

Natural Resources Damages
In addition to the cleanup costs discussed previously, certain environmental laws allow state, federal, and tribal trustees (collectively, the “Trustees”) to bring suit against property owners to recover natural resource damages (“NRD”). Similar to cleanup responsibility, liability for NRD can attach to a property owner simply because an injury to natural resources resulted from releases of hazardous substances on the owner’s property, regardless of culpability for the release. Trustees have alleged that Pope Resources had NRD liability because of releases that occurred on its property. Prior to the merger with Rayonier, Pope Resources began negotiations with the Trustees for the purpose of identifying NRD restoration projects. Those negotiations culminated in the entry of an NRD Consent Decree in the U.S. District Court for the Western District of Washington on September 23, 2024. An integrated cleanup and habitat restoration project incorporating activities required by the mill site cleanup and NRD consent decrees was initiated in June 2024. Site work is expected to be substantially complete in 2025, with in-water vegetation transplanting and monitoring efforts continuing for ten years.
For additional information see Item 1A — Risk Factors.
RESEARCH AND DEVELOPMENT
Research and development is an integral component of Rayonier's forestry program. We conduct research in a wide variety of topics in order to increase the productivity and sustainability of our forests. Topics include genetics and tree improvement, soils and site productivity, seedling production, site-specific silviculture, biometrics and growth and yield, environmental sustainability (including protection of water, biodiversity, and species of conservation concern) and carbon and climate impact. Our research and development is conducted by an internal team of scientists that frequently work in cooperation with university partners and governmental agencies.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The executive officers as of February 21, 2025, are as follows:
Mark D. McHugh, 49, Mr. McHugh was appointed President and Chief Executive Officer in April 2024, having previously served as President and Chief Financial Officer since January 2023. Prior to this, he served as Senior Vice President and Chief Financial Officer since joining Rayonier in December 2014. Mr. McHugh has over 20 years of experience in finance and capital markets, focused primarily on the forest products and REIT sectors. He joined Rayonier from Raymond James, where he served as Managing Director in the firm’s Real Estate Investment Banking group, responsible for the firm’s timberland and agriculture sector coverage. Prior to Raymond James, he worked in the Investment Banking division of Credit Suisse in New York and Los Angeles from 2000 to 2008, focused on the paper and forest products sectors. Throughout his career, he has provided a wide range of strategic and financial counsel to various publicly traded paper, forest products, and real estate companies. Mr. McHugh holds a B.S.B.A. in Finance from the University of Central Florida and a JD from Harvard Law School.
Douglas M. Long, 54, Mr. Long was appointed Executive Vice President and Chief Resource Officer in January 2023, having previously served as Senior Vice President, Forest Resources since December 2015. Mr. Long oversees Rayonier’s global forestry operations, as well as emerging business opportunities associated with land-based solutions. He joined Rayonier in 1995 as a GIS Forestry Analyst and held multiple positions of increasing responsibility within the forestry division prior to his most recent roles, including Vice President, U.S. Operations from November 2014 to December 2015 and Director, Atlantic Region, U.S. Forest Resources from March 2014 to November 2014. Mr. Long holds bachelor’s and master’s degrees in Forest Resources and Conservation from the University of Florida.
April J. Tice, 51, Ms. Tice was appointed Senior Vice President and Chief Financial Officer in April 2024, having previously served as Vice President and Chief Accounting Officer since 2021. In her current position, she acts as the Company’s principal financial and accounting officer. Prior to this, she served as Vice President, Financial Services and Corporate Controller. She joined Rayonier in 2010 as Manager, General Ledger, and has held multiple positions of increasing responsibility within the finance and accounting departments. Prior to joining Rayonier, Ms. Tice held various accounting positions with Deloitte & Touche, the State of Florida, and two private companies located in Florida. Ms. Tice holds a Bachelor of Fine Arts from Florida State University and a Master of Accountancy with a tax concentration from the University of North Florida. Ms. Tice is a Certified Public Accountant in the State of Florida.

Christopher T. Corr, 61, Mr. Corr joined the Company in July 2013 and currently serves as Senior Vice President, Real Estate Development and President of Raydient. Prior to joining Rayonier, he served as Executive Vice President, Buildings and Places for AECOM from 2008 to 2013. Prior to that, Mr. Corr held various positions with The St. Joe Company between 1998 and 2008, most recently as Executive Vice President and Chief Strategy Officer. From 1992 to 1998, Mr. Corr was a senior manager with The Walt Disney Company, where he was a key member of the team that developed the visionary town of Celebration near Orlando, Florida. From 1990 to 1992, Mr. Corr served as an elected member of the Florida House of Representatives. Mr. Corr holds a Bachelor of Arts degree from the University of Florida and has completed programs with the Harvard Real Estate Institute and the Wharton School of Business at University of Pennsylvania.
Mark R. Bridwell, 62, Mr. Bridwell was appointed Senior Vice President, General Counsel and Corporate Secretary in March 2023. He was previously promoted to Vice President and General Counsel in June 2014, and shortly thereafter, assumed the additional role of Corporate Secretary in March 2015. Mr. Bridwell previously served as Assistant General Counsel for Land Resources from 2012 to June 2014 and Associate General Counsel for Timber and Real Estate from 2009 to 2012. He joined Rayonier in 2006 as Associate General Counsel for Performance Fibers. Prior to Rayonier, Mr. Bridwell served as counsel for six years at Siemens Corporation. Prior to Siemens Corporation, he was an attorney with the international law firms of Jones, Day, Reavis & Pogue and Seyfarth, Shaw, Fairweather & Geraldson for five years. Mr. Bridwell holds a B.S.B.A. in Finance from the University of Central Florida, and both an MBA and JD from Emory University.
Shelby L. Pyatt, 54, Ms. Pyatt was appointed Senior Vice President, Human Resources and Information Technology in March 2023, having previously served as Vice President, Human Resources and Information Technology since October 2015. Prior to this, she served as Vice President, Human Resources from July 2014 to October 2015, Director, Compensation, Benefits and Employee Services from 2009 to July 2014 and Director, Compensation and Employee Services from 2006 to 2009. She joined Rayonier in 2003 as Manager, Compensation. Prior to joining Rayonier, Ms. Pyatt held human resources positions with CSX Corporation and Barnett Bank. Ms. Pyatt holds a bachelor’s degree in Business Management.
W. Rhett Rogers, 48, Mr. Rogers was appointed Senior Vice President, Portfolio Management in March 2023 having previously served as Vice President, Portfolio Management since February 2017. Mr. Rogers oversees the Company’s land acquisition and disposition activities, rural and HBU land sales, and land information services function. He joined Rayonier in 2001 as a District Technical Forester, and has held multiple positions of increasing responsibility within the Company. Mr. Rogers holds a Bachelor of Science in Forestry from Louisiana Tech University, and both an MBA and MS in Forest Resources from Mississippi State University.
HUMAN CAPITAL
Rayonier is committed to providing an engaging and rewarding employee experience, as well as making safety a priority in everything we do.
Our Culture and Employee Retention
We view our culture as an asset and believe a positive and healthy work environment is crucial for achieving our goals of being the preferred employer in the forestry industry and retaining key talent. We actively foster open communication and information sharing throughout the organization, while empowering employees to take initiative and contribute their ideas. This approach ensures team members feel valued, engaged and capable of making a meaningful impact.
Every two years we conduct a formal company-wide anonymous employee survey to gather feedback for management. Results are benchmarked against our third-party provider’s global database, shared transparently, and reviewed with our Board of Directors to inform the setting of non-financial goals for management.
Employee recruitment, retention and development are essential to our success. We are committed to providing employees with opportunities for skill development and professional growth, alongside competitive compensation commensurate with experience, knowledge and performance. Our compensation package includes base salary and an annual bonus. We also use targeted equity-based grants with multi-year vesting schedules to promote employee retention and cultivate an ownership mentality across the organization. Our comprehensive benefits package includes medical, dental, vision, life, accident, disability and paid parental and caregiver leave. We also offer a health savings account, a dependent care spending account and an employee assistance plan. Our 401(k) retirement savings plan includes company matching contributions as well as enhanced retirement contributions.

Employee Development
We offer a robust training and development program to all employees that encompasses a variety of learning methods to cater to diverse needs. This includes micro and on-demand learning for quick and targeted skill upgrades, traditional classroom programs for more in-depth learning, and a coaching and mentoring program for professional growth. For those seeking broader experience, we offer cross-functional assignments, and a specialized job rotation program designed for early career foresters. We also offer tuition reimbursement, covering 80% of degreed program costs.

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
Rayonier achieved our goal in 2024—we had zero fatalities or significant incidents, and everybody went home safe, every day. Our commitment to maintaining a safe working environment has not only safeguarded lives, but has also contributed to the overall success of our organization and industry. It is through adherence to safety protocols and constant vigilance that we have created a workplace where everyone feels secure and supported.
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
In New Zealand, workplace safety is regulated by the Health and Safety at Work Act 2015. Our safety management program includes both contractors and employees pursuant to local laws. Regulations incorporating contractor safety do not exist in the U.S. In line with our goal to provide an accident-free workplace for everyone, we have taken steps to promote safe work practices among our contractor workforce. Our safety program focuses on establishing an open dialogue about safety issues with contractors. The program includes safety alerts, tailgate meetings on safety topics, education on best management practices, and our near miss/incident reporting program. We now require all contractors to have an active written safety program in place before working on our property. In 2024, 720 safety near miss reports were submitted and 1,364 contractor safety meetings were conducted.
Employee Wellness
Our employee wellness program, Stay Strong, promotes overall employee health and well-being through education, resources, and a financial investment. Stay Strong focuses on four key areas: Health and Well-Being, Financial Wellness, Work-Life Balance and Emotional Health. This includes a comprehensive benefits package, an employee assistance program, flexible work arrangements, financial wellness assessments and counseling, generous paid time off, health fairs and health risk assessments, and a variety of wellness seminars and workshops for all employees.

Employee Demographics
Rayonier is committed to promoting an inclusive workforce as we believe this plays an integral role in maintaining an engaging employee experience. As of December 31, 2024, excluding the impact of our workforce optimization initiative, we had 424 employees, 332 in the U.S. and 92 in New Zealand.

The following charts provide a breakdown of Rayonier’s demographics as of December 31, 2024:

WORKFORCE BY ETHNICITY (a)

U.S.
0.9% American Indian/Alaskan Native
1.5% Asian
3.9% Black or African-American
4.2% Hispanic or Latino
0.6% Two or more races
88.9% White

N.Z.
5.4% Asian
65.2% European
7.6% Maori
1.1% MELAA
6.6% Other
1.1% Pacific Peoples
13% Unknown

WORKFORCE BY GENDER

35%
U.S.
65%
46%
N.Z.
54%
37%
Overall
63%
Male
Female

LEADERS BY GENDER (b)

19%
32%
21%
81%
68%
79%
U.S.
N.Z.
Overall
Male
Female

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
The acceleration of inflation in the United States and global economies could adversely affect us. In particular, increases in the cost and availability of labor for us and our contractors could increase our costs, compress our margins and impact harvest levels. In addition, increases in energy and fuel costs could affect our results of operations. Energy costs are a significant operating expense for logging and hauling contractors who support us and the customers of our standing timber. A rise in energy costs could have a negative effect on the cost and availability of such contractors. Additionally, rising energy costs could have a negative impact on the cost of ocean freight for our exported products. Moreover, our selling, general and administrative costs could increase. More generally, an increase in inflation and interest rates could have an adverse impact on our cost of capital, which could impact the value of our long-lived assets, our ability to economically acquire additional assets, the cost of debt and the value of our equity. One of the factors that may influence the price of our common shares is our annual dividend yield as compared to the yields on other financial instruments. An increase in market interest rates could cause increases in discount rates and, accordingly, a decline in property values and total returns for timberland assets. Thus, an increase in market interest rates could result in higher yields on other financial instruments and could adversely affect the relative attractiveness of an investment in our equity and, accordingly, the trading price of our common shares. These macroeconomic factors impacting us are beyond our control and could have a material adverse effect on our business, financial condition, results of operations and the value of our equity.
We are exposed to the cyclicality of the markets in which we operate and other factors beyond our control, which could adversely affect our results of operations.
In our Timber segments, the level of residential construction activity, including home repair and remodeling activity, is the primary driver of sawtimber demand. In addition, demand for logs can be affected by the demand for wood chips in the pulp and paper and engineered wood products markets, as well as the bio-energy production markets. The ongoing level of activity in these markets is subject to fluctuation due to future changes in economic conditions, inflation, interest rates, government subsidies, credit availability, population growth, weather conditions, geopolitical tensions, the imposition of tariffs on our customers’ finished products and other factors. Changes in global economic conditions, such as new timber supply sources and changes in currency exchange rates, foreign interest rates and foreign and domestic trade policies, can also negatively impact demand for our timber and logs. In addition, the industries in which our customers participate are highly competitive and may experience overcapacity or reductions in demand, all of which may affect demand for and pricing of our products.
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
Our Timber segments depend on logging and transportation services provided by third parties, both domestically and internationally, including by railroad, trucks and/or ships. If any of our transportation providers were to fail to deliver timber supply or logs to our customers in a timely manner, or were to damage timber supply or logs during transport, we may be unable to sell it at full value, or at all. Tight job markets have increased the difficulty and cost of attracting and retaining sufficient skilled labor for logging and transportation. Accordingly, our timber harvesting volumes and realized margins have been negatively impacted in certain markets. It is expected that the supply of qualified logging contractors will be impacted by the availability and cost of debt financing for equipment purchases as well as the limited availability of adequately trained loggers. Should demand for housing become elevated, harvest levels may further increase, placing more pressure on the existing supply of logging contractors. Any significant failure or unavailability of third-party logging or transportation providers, or further increases in transportation rates, labor rates and/or fuel costs, may result in higher logging costs or the inability to capitalize on stronger log prices to the extent logging contractors cannot be secured at a competitive cost. Such events could harm our reputation, negatively affect our customer relationships and adversely affect our business.

We are subject to risks associated with doing business outside of the U.S.
Although the majority of our customers are in the U.S., a significant portion of our sales are to end markets outside of the U.S., including China, South Korea, Japan, India, and New Zealand. The export of our products into international markets results in risks inherent in conducting business pursuant to international laws, regulations and customs. International sales may contribute to future growth. The risks associated with our business outside the U.S. include:
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
•negative impacts from the imposition and/or threatened imposition of substantial tariffs on forest products imports into U.S. trading partner countries in connection with trade tensions between the U.S. and those countries;
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
Environmental laws and regulations are constantly changing and are generally becoming more restrictive. Laws, regulations and related judicial decisions and administrative interpretations affecting our business are subject to change, and new laws and regulations are frequently enacted. These changes may adversely affect our ability to harvest and sell timber, remediate contaminated properties and/or entitle real estate. These laws and regulations may relate to, among other things, the protection of timberlands and endangered species, recreation and aesthetics, protection and restoration of natural resources, surface water quality, timber harvesting practices, and remedial standards for contaminated property and groundwater. Over time, the complexity and stringency of these laws and regulations have increased and the enforcement of these laws and regulations has intensified. For example, the U.S. Environmental Protection Agency (“EPA”) has pursued a number of initiatives that, if implemented, could impose additional operational and pollution control obligations on industrial facilities like those of Rayonier’s customers, especially in the area of air emissions and wastewater and stormwater control. Similarly, recent legislation in Oregon has resulted in the addition of significant buffers and riparian management zones adjacent to streams, which has reduced the areas within which we may harvest. Environmental laws and regulations will likely continue to become more restrictive and over time could adversely affect our business, financial condition and results of operations.
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
We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include confidential information. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential information, such as personally identifiable information. Although we have taken steps to protect the security of the data maintained in our information systems, it is possible that our security measures and those of our information technology vendors will not be able to prevent the systems’ improper functioning or the improper disclosure of personally identifiable information, such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. The rapid evolution and increased adoption of artificial intelligence technologies, by us or by third parties, may also heighten our cybersecurity risks by making cyberattacks more difficult to prevent, detect, contain and mitigate. Any failure to maintain proper function, security and availability of our information systems and those of our information technology vendors could interrupt our operations, damage our reputation, or subject us to liability claims or regulatory penalties, any one of which could materially and adversely affect our financial condition and results of operations.
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
We monitor and test our compliance with all REIT requirements. In particular, we regularly test our compliance with the REIT “asset tests,” which require generally that, at the close of each calendar quarter: (1) at least 75% of the market value of our total assets must consist of REIT-qualifying interests in real property (such as timberlands), including leaseholds and options to acquire real property and leaseholds, as well as cash and cash items and certain other specified assets, (2) no more than 25% of the market value of our total assets may consist of other assets that are not qualifying assets for purposes of the 75% test in clause (1) above, and (3) no more than 20% of the market value of our total assets may consist of the securities of one or more “taxable REIT subsidiaries.” As of December 31, 2024, Rayonier is in compliance with these asset tests.
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
Failure of our Operating Partnership to maintain status as a partnership for U.S. federal income tax purposes would substantially reduce our cash available to pay distributions.
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
There continue to be numerous international, U.S. federal and state-level initiatives and proposals to address domestic and global climate issues. Within the U.S., most of these proposals would regulate and/or tax the production of carbon dioxide and other “greenhouse gases” to facilitate the reduction of carbon compound emissions into the atmosphere, and provide tax and other incentives to produce and use “cleaner” energy. Additionally, our investors and other stakeholders are increasingly focused on the impacts of climate change on their investments and our business prospects, including those related to solar leases, carbon capture and storage projects and our participation in carbon markets.
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

Expectations relating to sustainability considerations expose Rayonier to potential liabilities, increased costs, reputational harm and other adverse effects on Rayonier’s business.
Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on sustainability considerations relating to businesses, including greenhouse gas emissions, human capital, and diversity. Rayonier makes statements about these matters through information provided on its website, press releases and other communications, including through its Sustainability and Carbon Reports. Responding to these sustainability considerations involves risks and uncertainties, including those described under “Forward-Looking Statements,” requires investments and is impacted by factors that may be outside Rayonier’s control. In addition, some stakeholders may disagree with Rayonier’s initiatives and the focus of stakeholders may change and evolve over time. Stakeholders also may have very different views on where our sustainability focus should be placed, including differing views of regulators in various jurisdictions in which we operate. Any failure, or perceived failure, by Rayonier to further its initiatives, adhere to its public statements, comply with federal, state or international sustainability laws and regulations, or to meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against Rayonier and materially adversely affect Rayonier’s business, reputation, results of operations, financial condition and stock price.

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

GOVERNANCE
Our Director of Information Technology and our Manager of IT Security, having over 45 years of combined information technology experience1 take the lead in protecting the organization’s digital assets and sensitive information from cyber threats and manage our partnerships with the external firm that specializes in around-the-clock threat monitoring, detection, and response services and other third-party providers. Our Director of Information Technology and Manager of IT Security also report material risks from threats to our information systems to the ERM Committee.
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
The Audit Committee of our Board of Directors is responsible for overseeing cybersecurity risk management. For each Audit Committee meeting, the Director of Information Technology prepares an updated cybersecurity report, featuring key metrics and threats. Additionally, the Director of Information Technology provides an annual cybersecurity briefing to the Audit Committee. External penetration tests and process audits, conducted at regular intervals, are reported directly to the Audit Committee by our third-party firm. These comprehensive measures help the Committee remain well-informed and proactive in their oversight of cybersecurity risks.

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

Item 2.    PROPERTIES
Our timber operations are disaggregated into three geographically distinct reporting segments: Southern Timber, Pacific Northwest Timber and New Zealand Timber. The following table provides a breakdown of our timberland holdings as of September 30, 2024 and December 31, 2024:

(acres in 000s)	As of September 30, 2024			As of December 31, 2024
	Owned	Leased	Total	Owned	Leased	Total
Southern
Alabama	250	3	253	250	3	253
Arkansas	—	2	2	—	2	2
Florida	361	35	396	360	35	395
Georgia	611	50	661	611	49	660
Louisiana	146	—	146	146	—	146
Oklahoma	91	—	91	—	—	—
South Carolina	15	—	15	15	—	15
Texas	279	—	279	279	—	279
	1,753	90	1,843	1,661	89	1,750

Pacific Northwest
Oregon	6	—	6	6	—	6
Washington	408	3	411	299	3	302
	414	3	417	305	3	308

New Zealand (a)	178	233	411	178	234	412
Total	2,345	326	2,671	2,144	326	2,470

(a)Represents legal acres owned and leased by the New Zealand subsidiary, in which Rayonier owns a 77% interest. As of December 31, 2024, legal acres in New Zealand were comprised of 287,000 plantable acres and 125,000 non-productive acres.

The following tables detail changes in our portfolio of owned and leased timberlands by state from December 31, 2023 to December 31, 2024:

(acres in 000s)	Acres Owned
	December 31, 2023	Acquisitions	Sales	Other (a)	December 31, 2024
Southern
Alabama	250	—	—	—	250
Florida	361	5	(6)	—	360
Georgia	612	2	(3)	—	611
Louisiana	147	—	(1)	—	146
Oklahoma	91	—	(91)	—	—
South Carolina	16	—	(1)	—	15
Texas	282	—	(3)	—	279
	1,759	7	(105)	—	1,661

Pacific Northwest
Oregon	6	—	—	—	6
Washington	408	—	(109)	—	299
	414	—	(109)	—	305

New Zealand (b)	188	—	(10)	—	178
Total	2,361	7	(224)	—	2,144

(a)Includes adjustments for land mapping reviews.
(b)Represents legal acres owned by the New Zealand subsidiary, in which Rayonier has a 77% interest.

(acres in 000s)	Acres Leased
	December 31, 2023	New Leases	Sold/Expired Leases (a)	Other (b)	December 31, 2024
Southern
Alabama	5	—	(2)	—	3
Arkansas	2	—	—	—	2
Florida	36	—	(1)	—	35
Georgia	50	—	(1)	—	49
	93	—	(4)	—	89

Pacific Northwest
Washington (c)	4	—	(1)	—	3

New Zealand (d)	233	—	(3)	4	234
Total	330	—	(8)	4	326

(a)Includes acres previously under lease that have been harvested and activity for the relinquishment of leased acres.
(b)Includes adjustments for land mapping reviews.
(c)Primarily timber reservations acquired in the merger with Pope Resources.
(d)Represents legal acres leased by the New Zealand subsidiary, in which Rayonier has a 77% interest.

TIMBERLAND LEASES & DEEDS
See Note 16 — Leases for more information on U.S. and New Zealand timberland leases including lease terms and renewal provisions.
The following table details our acres under lease as of December 31, 2024 by type of lease and estimated lease expiration:

(acres in 000s)			Lease Expiration
Location	Type of Lease	Total	2025-2034	2035-2044	2045-2054	Thereafter
Southern	Fixed Term	79	39	34	—	6
	Fixed Term with Renewal Option (a)	10	10	—	—	—
Pacific Northwest	Fixed Term (b)	3	1	1	1	—
New Zealand	CFL - Perpetual (c)	75	—	—	—	75
	CFL - Fixed Term (c)	3	—	—	—	3
	CFL - Terminating (c)	11	1	—	8	2
	Forestry Right (c)	132	36	4	7	85
	Fixed Term Land Leases	13	—	—	2	11
Total Acres under Long-term Leases		326	87	39	18	182

(a)Includes approximately 2,000 acres of timber deeds.
(b)Primarily timber reservations acquired in the merger with Pope Resources.
(c)Estimated lease expiration / termination based on the earlier of: (1) the scheduled expiration / termination date, or (2) the estimated year of final harvest before such expiration / termination date.
The following table details our estimated leased acres, lease expirations and lease costs over the next five years:

(acres and dollars in 000s, except per acre amounts)
Location		2025	2026	2027	2028	2029
Southern
	Leased Acres Expiring (a)	26	1	11	—	—
	Year-end Leased Acres (a)	63	62	51	51	51
	Estimated Annual Lease Cost (a)(b)	$3,377	$2,780	$2,745	$2,344	$2,328
	Average Lease Cost per Acre (a)	$40.70	$49.15	$49.03	$51.17	$51.12
Pacific Northwest
	Leased Acres Expiring	—	—	—	—	—
	Year-end Leased Acres (c)	3	3	3	3	3
New Zealand
	Leased Acres Expiring	1	10	—	—	—
	Year-end Leased Acres	233	223	223	223	223
	Estimated Annual Lease Cost (b)(e)	$4,376	$4,286	$4,284	$4,284	$4,835
	Average Lease Cost per Acre (d)(e)	$24.93	$24.43	$24.43	$24.43	$24.43

(a)Includes timber deeds.
(b)Represents capitalized and expensed lease payments.
(c)Primarily timber reservations acquired in the merger with Pope Resources for which no lease payments are made.
(d)Excludes lump sum payments.
(e)Based on the year-end foreign exchange rate.

OTHER NON-TIMBERLAND LEASES
See Note 16 — Leases for information on other non-timberland leases.

Item 3.    LEGAL PROCEEDINGS

The information set forth under Note 11 — Contingencies and in Note 12 — Environmental and Natural Resource Damage Liabilities in the “Notes to Consolidated Financial Statements” under Item 8 of Part II of this report is incorporated herein by reference.

Item 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Rayonier Inc.
MARKET FOR REGISTRANT’S COMMON EQUITY
    Rayonier Inc.’s common shares are publicly traded on the NYSE, the only exchange on which our shares are listed, under the trading symbol RYN. Shares of the Company have no par value.
DIVIDENDS
Common share ordinary cash dividends during the years ended December 31, 2024, 2023 and 2022 aggregated to $1.14, $1.14 and $1.125, respectively. The year ended December 31, 2024 excludes an additional dividend of $1.80 per common share, consisting of a combination of cash and the Company’s common shares, which was paid January 30, 2025 to shareholders of record on December 12, 2024. The cash component of the special dividend (other than cash paid in lieu of fractional shares) did not exceed 25% in the aggregate, with the balance paid in the Company’s common shares. The year ended December 31, 2023 excludes an additional cash dividend of $0.20 per common share, which was paid January 12, 2024 to shareholders of record on December 29, 2023. The company intends to continue to declare ordinary cash dividends on its common shares; however, there can be no assurances as to the timing and amounts of future dividends. See the subsequent events section of Note 1 — Summary of Significant Accounting Policies for additional information regarding our quarterly dividend rate.
HOLDERS
    Including institutional holders, there were approximately 4,173 shareholders of record of our common shares on February 14, 2025.
REGISTERED SALES OF EQUITY SECURITIES
From time to time, the Company may issue common shares in exchange for units in the Operating Partnership. Such shares are issued based on an exchange ratio of one common share for each unit in the Operating Partnership. During the quarter ended December 31, 2024, the Company issued 23,203 common shares in exchange for an equal number of units in the Operating Partnership pursuant to the Operating Partnership agreement.
ISSUER REPURCHASES OF EQUITY SECURITIES
    In December 2024, the Board of Directors approved the repurchase of up to $300 million of Rayonier’s common shares (the “new repurchase program”) to be made at management’s discretion. The new authorization replaced and superseded the Company’s prior $100 million share repurchase program. Repurchases may be made at management’s discretion from time to time on the open market or through privately negotiated transactions. The new repurchase program has no time limit and may be suspended for periods or discontinued at any time. There were no shares repurchased under the new repurchase program in the fourth quarter of 2024. As of December 31, 2024, there was $300.0 million, or approximately 11,494,253 shares based on the period-end closing stock price of $26.10, remaining under this program.

The following table provides information regarding our purchases of Rayonier common shares during the quarter ended December 31, 2024:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (c)
October 1 to October 31	282	$31.64	—	2,809,108
November 1 to November 30	488,094	30.10	488,017	2,291,835
December 1 to December 31	—	—	—	11,494,253
Total	488,376		488,017

(a)Includes 359 shares repurchased to satisfy tax withholding requirements related to the vesting of shares under the Rayonier Incentive Stock Plan in October and November. The price per share surrendered is based on the closing price of the Company’s common shares on the respective vesting dates of the awards.
(b)Purchases made in open-market transactions under the prior $100 million share repurchase program announced on February 10, 2016.
(c)Maximum number of shares authorized to be purchased at the end of October, November and December are based on month-end closing stock prices of $31.23, $31.87 and $26.10, respectively.

Rayonier, L.P.
MARKET FOR UNITS OF THE OPERATING PARTNERSHIP
There is no public trading market for Operating Partnership units.
HOLDERS
Including institutional holders, there were approximately 13 holders of record of our Operating Partnership units (other than the Company) on February 14, 2025.
DISTRIBUTIONS
The ordinary distribution rate on the Operating Partnership’s units is equal to the ordinary cash dividend rate on Rayonier Inc.’s common shares for dividends. The year ended December 31, 2024 excluded an additional distribution of $1.80 per Redeemable Operating Partnership Unit, consisting of $0.45 per unit in cash and $1.35 per unit in Redeemable Operating Partnership Units, which was paid January 30, 2025 to holders of record on December 12, 2024. The year ended December 31, 2023 excluded an additional cash distribution of $0.20 per Redeemable Operating Partnership Unit, which was paid January 12, 2024 to holders of record on December 29, 2023. See the subsequent events section of Note 1 — Summary of Significant Accounting Policies for additional information regarding our quarterly distribution rate.
UNREGISTERED SALES OF EQUITY SECURITIES

There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended December 31, 2024.
ISSUER REPURCHASES OF EQUITY SECURITIES

Pursuant to the Operating Partnership’s limited partnership agreement, limited partners have the right to redeem their Operating Partnership units for cash, or at our election, shares of Rayonier Common Stock on a one-for-one basis. During the quarter ended December 31, 2024, 23,203 Operating Partnership units held by limited partners were redeemed in exchange for shares of Rayonier Common Stock.

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

$220
$200
$180
$160
$140
$120
$100
$80
Dec-19
Dec-20
Dec-21
Dec-22
Dec-23
Dec-24
Rayonier Inc.
S&P 500® Index
S&P® Global Timber and Forestry Index
FTSE NAREIT All Equity REIT Index

The data in the following table was used to create the above graph as of December 31:

	2019	2020	2021	2022	2023	2024
Rayonier Inc.	$100	$94	$133	$112	$118	$102
S&P 500® Index	100	118	152	125	158	197
S&P® Global Timber and Forestry Index	100	118	136	107	118	111
FTSE NAREIT All Equity REIT Index	100	91	127	91	98	98
Item 6.    [RESERVED]
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
EXECUTIVE SUMMARY
OUR COMPANY
We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive softwood timber growing regions in the U.S. and New Zealand. Our revenues, operating income and cash flows are primarily derived from the following core business segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate and Trading. We own or lease under long-term agreements approximately 2.1 million acres of timberland and real estate in Alabama, Arkansas, Florida, Georgia, Louisiana, Oregon, South Carolina, Texas and Washington. We also have a 77% ownership interest in Matariki Forestry Group, a joint venture (“New Zealand subsidiary”), that owns or leases approximately 412,000 gross acres (287,000 net plantable acres) of timberlands in New Zealand.
Across our timberland management segments, we sell standing timber (primarily at auction to third parties) and delivered logs. Sales from our timber segments include all activities related to the harvesting of timber and other value-added activities such as the licensing of properties for hunting, the leasing of properties for mineral extraction and cell towers, and revenue from land-based solutions such as carbon capture and storage, solar, and carbon credits. We believe we are the second largest publicly-traded timberland REIT and one of the largest private timberland owners in the United States. Our Real Estate business manages all property sales and seeks to maximize the value of our properties that are more valuable for development, recreational or residential uses than for growing timber, and opportunistically sells non-strategic timberlands. Our Trading segment, primarily consisting of activity by the New Zealand subsidiary, markets and sells timber owned or acquired from third parties in New Zealand.
CURRENT YEAR DEVELOPMENTS
    During 2024, we acquired approximately 7,000 acres of timberland for $22.8 million. For further information on acquisitions, see Note 4 — Timberland Acquisitions. In addition, we closed on Large Dispositions totaling approximately 200,000 acres for an aggregate sale price of $495 million (~$2,475/acre). These dispositions consisted of approximately 91,000 acres in Southeast Oklahoma and 109,000 acres on the Olympic Peninsula in Northwest Washington. See Item 7 — Results of Operations and Note 2 — Segment and Geographical Information for additional information regarding the Large Dispositions.
INDUSTRY AND MARKET CONDITIONS
The demand for timber is directly related to the underlying demand for pulp, paper, packaging, lumber and other wood products. The significant majority of timber sold in our Southern Timber segment is consumed domestically. With a higher proportion of pulpwood, our Southern Timber segment relies heavily on downstream markets for pulp and paper, and to a lesser extent wood pellet markets. Our Pacific Northwest Timber segment relies primarily on domestic customers but also exports a modest volume of timber, particularly to China. The Southern Timber and Pacific Northwest Timber segments rely on the strength of U.S. lumber markets as well as underlying housing starts. Our New Zealand Timber segment sells timber to domestic New Zealand wood products mills and also exports a significant portion of its volume to markets in China, South Korea and Taiwan. In addition to market dynamics in the Pacific Rim, the New Zealand Timber segment is subject to foreign exchange fluctuations, which can impact the operating results of the segment in U.S. dollar terms.
Pricing in our timber segments is influenced by macroeconomic factors, including residential construction activity, and can also vary considerably on a local level based on weather, the available inventory of logs, mill demand, and export market access. In our Southern Timber segment, pine pulpwood net stumpage realizations have been negatively impacted by increased log supply from salvage timber across the region, while pine sawtimber net stumpage realizations have remained constrained by softer demand from lumber mills and have also been negatively impacted by the availability of salvage timber. In our Pacific Northwest Timber segment, weighted-average delivered log prices remain under pressure due to soft domestic demand and reduced export market tension. In our New Zealand Timber segment, lower levels of construction activity in China continue to negatively impact export market demand and prices.
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
Our Real Estate segment is exposed to changes in interest and mortgage rates as higher rates could negatively impact buyer demand for the properties we sell. However, overall demand for rural HBU properties and our improved development projects remained strong in 2024. Our improved development projects, specifically Wildlight, our development project north of Jacksonville, Florida, and Heartwood, our development project south of Savannah, Georgia, continue to benefit from favorable migration and demographic trends, which have thus far outweighed the impacts of higher interest rates.

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
    Significant assumptions and estimates are used in the recording of timber inventory and depletion costs. Factors that can impact timber volume include weather changes, losses due to natural causes, differences in actual versus estimated growth rates and changes in the age when timber is considered merchantable. A 3% company-wide change in estimated standing merchantable inventory would have caused an estimated change of approximately $6.4 million to 2024 depletion expense.
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

    Acquisitions of timberland can also affect the depletion rate. Upon the acquisition of timberland, we make a determination whether to combine the newly-acquired merchantable timber with an existing depletion pool or to create a new pool. The determination is based on the geographic location of the new timber, the customers/markets that will be served and species mix. During 2024, we acquired 7,000 acres of timberlands in Florida and Georgia. These acquisitions did not have a material impact on 2024 depletion rates.

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

ENVIRONMENTAL AND NATURAL RESOURCE DAMAGE LIABILITIES
We determine the costs of environmental remediation for areas we have been named potentially liable parties based on evaluations of current law and existing technologies. Inherent uncertainties exist in such evaluations primarily due to unknown environmental conditions, changing governmental regulations and legal standards regarding liability and emerging remediation technologies. At December 31, 2024, the total amount of liabilities recorded on our Consolidated Balance Sheets related to environmental contamination and Natural Resource Damages was $7.9 million. This is management’s best estimate of the costs for remediation and restoration, however, management will continue to monitor the cleanup process and make adjustments to the liability as needed. For more information, see Governmental Regulations and Environmental Matters in Item 1 — Business, Note 1 — Summary of Significant Accounting Policies and Note 12 — Environmental and Natural Resource Damage Liabilities.
ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED
See Note 1 — Summary of Significant Accounting Policies for a summary of recently issued accounting standards.

RESULTS OF OPERATIONS
Summary of our results of operations for the three years ended December 31:

Financial Information (in millions of dollars)	2024	2023	2022
Sales
Southern Timber	$250.4	$264.1	$264.2
Pacific Northwest Timber	100.8	124.1	162.2
New Zealand Timber	238.6	235.5	274.1
Real Estate
Improved Development	30.8	30.7	35.4
Unimproved Development	12.4	0.1	—
Rural	72.9	99.7	59.5
Timberland & Non-Strategic	16.1	3.3	11.4
Conservation Easement	1.1	—	—
Deferred Revenue/Other (a)	15.5	13.9	1.2
Large Dispositions	495.0	242.2	30.5
Total Real Estate	643.8	390.0	138.0
Trading	29.6	43.7	71.0
Intersegment Eliminations	(0.2)	(0.5)	(0.4)
Total Sales	$1,263.0	$1,056.9	$909.1

Operating Income (Loss)
Southern Timber	$77.9	$76.3	$96.6
Pacific Northwest Timber (b)	(6.3)	(9.0)	15.2
New Zealand Timber (c)	33.5	26.0	30.6
Real Estate (d)	340.4	156.6	58.5
Trading	(0.1)	0.5	0.4
Corporate and other (e)	(42.9)	(39.1)	(35.5)
Operating Income	402.5	211.3	165.8
Interest expense, net (f)	(36.9)	(48.3)	(36.2)
Interest and other miscellaneous income, net (g)	10.4	20.6	2.6
Income tax expense (h)	(7.0)	(5.1)	(9.4)
Net Income	369.0	178.5	122.8
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(5.0)	(2.1)	(13.3)
Net Income Attributable to Rayonier, L.P.	$364.0	$176.4	$109.5
Less: Net income attributable to noncontrolling interests in the Operating Partnership	(4.9)	(2.9)	(2.4)
Net Income Attributable to Rayonier Inc.	$359.1	$173.5	$107.1

Adjusted EBITDA (i)
Southern Timber	$151.3	$156.2	$156.9
Pacific Northwest Timber	25.4	27.9	63.9
New Zealand Timber	53.8	50.0	54.5
Real Estate	106.8	99.3	72.7
Trading	(0.1)	0.5	0.4
Corporate and other	(38.4)	(37.4)	(34.2)
Total Adjusted EBITDA (i)	$298.8	$296.5	$314.2

(a)Includes deferred revenue adjustments, builder price participation and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.
(b)The year ended December 31, 2022 includes $0.7 million of timber write-offs resulting from casualty events.
(c)The year ended December 31, 2023 includes $2.3 million of timber write-offs resulting from casualty events.
(d)The years ended December 31, 2024, December 31, 2023 and December 31, 2022 include income of $291.1 million, $105.1 million and $16.6 million, respectively, from Large Dispositions. The year ended December 31, 2022 includes $16.0 million of equity income from the sale of a multi-family apartment complex in Bainbridge Island, Washington.
(e)The year ended December 31, 2024 includes $1.6 million of costs related to disposition initiatives and $1.1 million of restructuring charges.
(f)The year ended December 31, 2024 includes a $1.6 million gain from a terminated cash flow hedge.
(g)The year ended December 31, 2024 includes $8.0 million of net recoveries associated with legal settlements, which is partially offset by $6.0 million of pension settlement charges. The year ended December 31, 2023 includes $20.7 million of net recoveries associated with legal settlements, which is partially offset by a $2.0 million pension settlement charge.
(h)The year ended December 31, 2024 includes a $1.2 million income tax benefit related to the pension settlement.
(i)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Item 7 — Performance and Liquidity Indicators.

Southern Timber Overview	2024	2023	2022
Sales Volume (in thousands of tons)
Pine Pulpwood	3,704	3,821	3,911
Pine Sawtimber	2,796	3,295	2,041
Total Pine Volume	6,500	7,116	5,952
Hardwood	309	198	331
Total Volume	6,808	7,314	6,283

% Delivered Volume (vs. Total Volume)	34%	35%	43%
% Pine Sawtimber Volume (vs. Total Pine Volume)	43%	46%	34%
% Export Volume (vs. Total Volume) (a)	1%	1%	2%

Net Stumpage Pricing (dollars per ton) (b)
Pine Pulpwood	$16.89	$16.78	$22.45
Pine Sawtimber	28.41	29.64	34.36
Weighted Average Pine	$21.84	$22.73	$26.53
Hardwood	13.55	13.89	23.48
Weighted Average Total	$21.46	$22.49	$26.37

Summary Financial Data (in millions of dollars)
Timber Sales	$199.4	$226.6	$236.6
Less: Cut and Haul	(51.0)	(58.0)	(64.0)
Less: Port and Freight	(2.4)	(4.5)	(6.8)
Net Stumpage Sales	$146.0	$164.1	$165.8

Land-Based Solutions (c)	14.5	4.0	1.1
Other Non-Timber Sales	36.5	33.5	26.5
Total Sales	$250.4	$264.1	$264.2

Operating Income	$77.9	$76.3	$96.6
(+) Depreciation, depletion and amortization	73.4	80.0	60.3
Adjusted EBITDA (d)	$151.3	$156.2	$156.9

Other Data
Year-End Acres (in thousands)	1,750	1,852	1,919

(a)Estimated percentage of export volume, which includes volumes sold to third-party exporters in addition to direct exports through our log export program.
(b)Pulpwood and sawtimber product pricing for composite stumpage sales is estimated based on market data.
(c)Consists primarily of sales from carbon capture and storage (“CCS”) and solar energy contracts.
(d)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Item 7 — Performance and Liquidity Indicators.

Pacific Northwest Timber Overview	2024	2023	2022
Sales Volume (in thousands of tons)
Pulpwood	183	216	300
Domestic Sawtimber (a)	1,007	999	1,188
Export Sawtimber	28	89	97
Total Volume	1,219	1,305	1,585

% Delivered Volume (vs. Total Volume)	87%	97%	92%
% Sawtimber Volume (vs. Total Volume)	85%	83%	81%
% Export Volume (vs. Total Volume) (b)	7%	12%	11%

Delivered Log Pricing (in dollars per ton)
Pulpwood	$29.88	$38.78	$50.83
Domestic Sawtimber	89.79	97.71	111.96
Export Sawtimber (c)	137.77	142.63	117.85
Weighted Average Log Price	$81.88	$90.97	$100.50

Summary Financial Data (in millions of dollars)
Timber Sales	$95.2	$117.9	$156.6
Less: Cut and Haul	(42.0)	(56.6)	(62.7)
Less: Port and Freight	(1.8)	(5.2)	(2.8)
Net Stumpage Sales	$51.4	$56.1	$91.1

Land-Based Solutions (d)	0.1	1.4	—
Other Non-Timber Sales	5.5	4.9	5.6
Total Sales	$100.8	$124.1	$162.2

Operating (Loss) Income	($6.3)	($9.0)	$15.2
(+) Timber write-offs resulting from casualty events (e)	—	—	0.7
(+) Depreciation, depletion and amortization	31.7	36.9	48.0
Adjusted EBITDA (f)	$25.4	$27.9	$63.9

Other Data
Year-End Acres (in thousands)	308	418	474
Northwest Sawtimber (in dollars per MBF) (g)	$660	$711	$849

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
(f)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Item 7 — Performance and Liquidity Indicators.
(g)Delivered Sawtimber excluding chip-n-saw.

New Zealand Timber Overview	2024	2023	2022
Sales Volume (in thousands of tons)
Domestic Pulpwood (Delivered)	240	225	388
Domestic Sawtimber (Delivered)	674	677	686
Export Pulpwood (Delivered)	282	230	182
Export Sawtimber (Delivered)	1,292	1,344	1,360
Total Volume	2,487	2,476	2,616

% Delivered Volume (vs. Total Volume)	100%	100%	100%
% Sawtimber Volume (vs. Total Volume)	79%	82%	78%
% Export Volume (vs. Total Volume) (a)	63%	64%	59%

Delivered Log Pricing (in dollars per ton)
Domestic Pulpwood	$32.83	$34.58	$33.50
Domestic Sawtimber	66.05	66.31	71.87
Export Sawtimber	105.86	102.39	124.91
Weighted Average Log Price	$86.59	$85.27	$96.77

Summary Financial Data (in millions of dollars)
Timber Sales	$215.3	$211.1	$253.1
Less: Cut and Haul	(85.5)	(84.5)	(94.3)
Less: Port and Freight	(75.3)	(64.8)	(94.1)
Net Stumpage Sales	$54.5	$61.8	$64.8

Carbon Credit Sales	22.4	23.4	19.8
Other Non-Timber Sales	0.8	1.0	1.1
Total Sales	$238.6	$235.5	$274.1

Operating Income	$33.5	$26.0	$30.6
(+) Timber write-offs resulting from casualty events (b)	—	2.3	—
(+) Depreciation, depletion and amortization	20.3	21.7	23.9
Adjusted EBITDA (c)	$53.8	$50.0	$54.5

Other Data
New Zealand Dollar to U.S. Dollar Exchange Rate (d)	0.6094	0.6117	0.6350
Net Plantable Year-End Acres (in thousands)	287	297	297
Export Sawtimber (in dollars per JAS m3)	$123.08	$119.04	$145.23
Domestic Sawtimber (in $NZD per tonne)	$119.22	$119.25	$124.50

(a)Percentage of export volume reflects direct exports through our log export program.
(b)Timber write-offs resulting from casualty events includes the write-off of merchantable and pre-merchantable timber volume damaged by casualty events that cannot be salvaged.
(c)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Item 7 — Performance and Liquidity Indicators.
(d)Represents the period-average rate.

Real Estate Overview	2024	2023	2022
Sales (in millions of dollars)
Improved Development (a)	$30.8	$30.7	$35.4
Unimproved Development	12.4	0.1	—
Rural	72.9	99.7	59.5
Timberland & Non-Strategic	16.1	3.3	11.4
Conservation Easement	1.1	—	—
Deferred Revenue/Other (b)	15.5	13.9	1.2
Large Dispositions (c)	495.0	242.2	30.5
Total Sales	$643.8	$390.0	$138.0

Acres Sold
Improved Development (a)	267	376	225
Unimproved Development	1,129	10	—
Rural	12,330	28,955	13,156
Timberland & Non-Strategic	13,536	1,270	3,966
Large Dispositions (c)	199,470	55,008	10,977
Total Acres Sold	226,731	85,618	28,323

Gross Price per Acre (dollars per acre)
Improved Development (a)	$115,355	$81,756	$157,424
Unimproved Development	10,980	11,250	—
Rural	5,914	3,442	4,522
Timberland & Non-Strategic	1,190	2,636	2,874
Large Dispositions (c)	2,482	4,403	2,776
Weighted Average (Total) (d)	$4,849	$4,372	$6,128
Weighted Average (Adjusted) (e)	$3,757	$3,411	$4,140

Total Sales (Excluding Large Dispositions)	$148.8	$147.8	$107.5

Operating Income	$340.4	$156.6	$58.5
(–) Gain associated with the multi-family apartment complex sale attributable to NCI (f)	—	—	(11.5)
(–) Large Dispositions (c)	(291.1)	(105.1)	(16.6)
(+) Depreciation, depletion and amortization	13.1	18.0	13.9
(+) Non-cash cost of land and improved development	44.4	29.8	28.4
Adjusted EBITDA (g)	$106.8	$99.3	$72.7

(a)Reflects land with capital invested in infrastructure improvements.
(b)Includes deferred revenue adjustments, builder price participation and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.
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
(g)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Item 7 — Performance and Liquidity Indicators.

Trading Overview	2024	2023	2022
Sales Volume (in thousands of tons)
U.S.	64	71	99
NZ	201	307	460
Total Volume	265	378	559

Summary Financial Data (in millions of dollars)
Trading Sales	$28.1	$41.9	$69.3
Non-Timber Sales	1.5	1.8	1.7
Total Sales	$29.6	$43.7	$71.0

Operating (Loss) Income	($0.1)	$0.5	$0.4
Adjusted EBITDA (a)	($0.1)	$0.5	$0.4

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Item 7 — Performance and Liquidity Indicators.

Capital Expenditures By Segment	2024	2023	2022
Timber Capital Expenditures (in millions of dollars)
Southern Timber
Reforestation, silviculture and other capital expenditures	$31.9	$30.6	$24.1
Property taxes	7.5	7.3	7.1
Lease payments	2.6	2.8	3.1
Allocated overhead	6.4	5.9	4.9
Subtotal Southern Timber	$48.4	$46.5	$39.3
Pacific Northwest Timber
Reforestation, silviculture and other capital expenditures	8.1	10.9	10.5
Property taxes	0.5	0.9	1.1
Allocated overhead	4.7	5.6	5.2
Subtotal Pacific Northwest Timber	$13.3	$17.4	$16.8
New Zealand Timber
Reforestation, silviculture and other capital expenditures	8.7	8.6	10.9
Property taxes	0.8	0.8	0.8
Lease payments	5.5	4.5	4.4
Allocated overhead	2.7	2.8	2.4
Subtotal New Zealand Timber	$17.7	$16.7	$18.5
Total Timber Segments Capital Expenditures	$79.4	$80.5	$74.5
Real Estate	0.3	0.3	0.3
Corporate	—	0.6	—
Total Capital Expenditures	$79.8	$81.4	$74.8

Timberland Acquisitions
Southern Timber	$22.8	$10.5	$457.8
Pacific Northwest Timber	—	3.6	—
New Zealand Timber	—	—	0.7
Total Timberland Acquisitions	$22.8	$14.1	$458.5

Real Estate Development Investments (a)	$25.8	$23.1	$13.7

(a)Represents investments in master infrastructure or entitlements in our real estate development projects. Real Estate Development Investments are amortized as the underlying properties are sold and included in Non-Cash Cost of Land and Improved Development.

RESULTS OF OPERATIONS, 2024 VERSUS 2023
(millions of dollars)
The following tables summarize sales, operating income (loss) and Adjusted EBITDA variances for 2024 versus 2023:

Sales	Southern Timber		Pacific Northwest Timber		New Zealand Timber		Real Estate		Trading	Elim.	Total
2023	$264.1		$124.1		$235.5		$390.0		$43.7	($0.5)	$1,056.9
Volume	(11.4)		(3.7)		0.9		(14.3)		(12.5)	—	(41.0)
Price	(7.0)		(1.1)		(7.9)		11.6		(1.2)	—	(5.6)
Non-timber sales (a)	13.5		(0.7)		(0.9)		—		(0.3)	—	11.6
Foreign exchange (b)	—		—		(0.6)		—		—	—	(0.6)
Other	(8.8)	(c)	(17.8)	(c)	11.6	(d)	256.5	(e)	(0.1)	0.3	241.7
2024	$250.4		$100.8		$238.6		$643.8		$29.6	($0.2)	$1,263.0

(a)For the Southern Timber segment, includes sales from carbon capture and storage ("CCS") and solar energy contracts. For the Pacific Northwest Timber segment, includes Conservation Easement sales for habitat protection in Q2 2023. For the New Zealand Timber segment, includes carbon credit sales.
(b)Net of currency hedging impact.
(c)Includes variance due to stumpage versus delivered sales.
(d)Includes variance due to domestic versus export sales.
(e)Includes a $252.8 million increase in Large Dispositions as well as deferred revenue adjustments, builder price participation and marketing fees related to Improved Development sales in addition to Conservation Easement sales and residential and commercial lease revenue.

Operating Income (Loss)	Southern Timber	Pacific Northwest Timber	New Zealand Timber		Real Estate		Trading	Corporate and Other		Total
2023	$76.3	($9.0)	$26.0		$156.6		$0.5	($39.1)		$211.3
Volume	(5.8)	(0.5)	0.2		(9.3)		—	—		(15.4)
Price (a)	(7.0)	(1.1)	(7.9)		11.6		—	—		(4.4)
Cost	0.1	2.1	1.1		9.0		(0.6)	(1.0)		10.7
Non-timber income (b)	13.2	(0.7)	0.1		—		—	—		12.6
Foreign exchange (c)	—	—	10.4		—		—	—		10.4
Depreciation, depletion & amortization	1.1	2.9	1.3		3.0		—	(0.1)		8.2
Non-cash cost of land and improved development	—	—	—		(17.4)		—	—		(17.4)
Other	—	—	2.3	(d)	186.9	(e)	—	(2.7)	(f)	186.5
2024	$77.9	($6.3)	$33.5		$340.4		($0.1)	($42.9)		$402.5

(a)For Timber segments, price reflects net stumpage realizations (i.e. net of cut and haul and shipping costs). For Real Estate, price is presented net of cash closing costs.
(b)For the Southern Timber segment, includes income from carbon capture and storage (“CCS”) and solar energy contracts. For the Pacific Northwest Timber segment, includes Conservation Easement sales for habitat protection in Q2 2023. For the New Zealand Timber segment, includes income from carbon credit sales.
(c)Net of currency hedging impact.
(d)Includes $2.3 million of timber write-offs resulting from casualty events in the prior year.
(e)Includes a $186.0 million increase in operating income from Large Dispositions in the current year as well as deferred revenue adjustments, builder price participation and marketing fees related Improved Development sales in addition to Conservation Easement sales and residential and commercial lease revenue.
(f)Includes $1.6 million of costs related to disposition initiatives and $1.1 million of restructuring charges.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
2023	$156.2	$27.9	$50.0	$99.3	$0.5	($37.4)	$296.5
Volume	(11.2)	(2.8)	0.3	(14.3)	—	—	(28.0)
Price (b)	(7.0)	(1.1)	(7.9)	11.6	—	—	(4.4)
Cost	0.1	2.1	1.1	9.0	(0.6)	(1.0)	10.7
Non-timber income (c)	13.2	(0.7)	0.1	—	—	—	12.6
Foreign exchange (d)	—	—	10.2	—	—	—	10.2
Other (e)	—	—	—	1.2	—	—	1.2
2024	$151.3	$25.4	$53.8	$106.8	($0.1)	($38.4)	$298.8

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Item 7 — Performance and Liquidity Indicators.
(b)For Timber segments, price reflects net stumpage realizations (i.e. net of cut and haul and shipping costs). For Real Estate, price is presented net of cash closing costs.
(c)For the Southern Timber segment, includes income from carbon capture and storage (“CCS”) and solar energy contracts. For the Pacific Northwest Timber segment, includes Conservation Easement sales for habitat protection in Q2 2023. For the New Zealand Timber segment, includes income from carbon credit sales.
(d)Net of currency hedging impact.
(e)Real Estate includes deferred revenue adjustments, builder price participation and marketing fees related to Improved Development sales in addition to Conservation Easement sales and residential and commercial lease revenue.

SOUTHERN TIMBER
    Full-year sales of $250.4 million decreased $13.7 million, or 5%, versus the prior year. Harvest volumes decreased 7% to 6.81 million tons versus 7.31 million tons in the prior year, primarily driven by wet ground conditions that constrained production, softer demand from lumber mills, and the impact of the Large Disposition completed in the fourth quarter. Average pine sawtimber stumpage realizations decreased 4% to $28.41 per ton versus $29.64 per ton in the prior year, while average pine pulpwood stumpage realizations increased 1% to $16.89 per ton versus $16.78 per ton in the prior year. The decrease in average pine sawtimber prices was primarily due to softer demand from sawmills, an unfavorable geographic mix, and the impact of salvage volume. The increase in average pine pulpwood prices was primarily driven by improved demand from pulp mills. Overall, weighted-average stumpage realizations (including hardwood) decreased 5% to $21.46 per ton versus $22.49 per ton in the prior year.
    Operating income of $77.9 million increased $1.6 million versus the prior year due to higher non-timber income ($13.2 million), lower depletion rates ($1.1 million) and lower costs ($0.1 million), partially offset by lower net stumpage realizations ($7.0 million) and lower volumes ($5.8 million). Full-year Adjusted EBITDA of $151.3 million was $4.9 million below the prior year.
PACIFIC NORTHWEST TIMBER
    Full-year sales of $100.8 million decreased $23.4 million, or 19%, versus the prior year. Harvest volumes decreased 7% to 1.22 million tons versus 1.31 million tons in the prior year, primarily due to the Large Dispositions completed in the region. Average delivered prices for domestic sawtimber decreased 8% to $89.79 per ton versus $97.71 per ton in the prior year due to a combination of weaker demand from domestic lumber mills, reduced export market tension, and an unfavorable species mix. Average delivered pulpwood prices decreased 23% to $29.88 per ton versus $38.78 per ton in the prior year due to softer mill demand in the region.
    An operating loss of $6.3 million versus an operating loss of $9.0 million in the prior year was driven by lower depletion rates ($2.9 million) and lower costs ($2.1 million), partially offset by lower net stumpage realizations ($1.1 million), lower non-timber income ($0.7 million), and lower volumes ($0.5 million). Full-year Adjusted EBITDA of $25.4 million was $2.6 million below the prior year.
NEW ZEALAND TIMBER
    Full-year sales of $238.6 million increased $3.1 million, or 1%, versus the prior year. Harvest volumes increased to 2.49 million tons versus 2.48 million tons in the prior year. Average delivered prices for export sawtimber increased 3% to $105.86 per ton versus $102.39 per ton in the prior year, as higher shipping costs were partially passed on to export customers through increased prices. Average delivered prices for domestic sawtimber of $66.05 per ton remained relatively consistent versus $66.31 per ton in the prior year.

    Operating income of $33.5 million increased $7.4 million versus the prior year due to favorable foreign exchange impacts ($10.4 million), the prior year write-off of timber basis due to a tropical cyclone event ($2.3 million), lower depletion rates ($1.3 million), lower costs ($1.1 million), higher volumes ($0.2 million), and higher non-timber / carbon credit income ($0.1 million), partially offset by lower net stumpage realizations ($7.9 million). Full-year Adjusted EBITDA of $53.8 million was $3.8 million above the prior year.
REAL ESTATE
    Full-year sales of $643.8 million increased $253.8 million versus the prior year, while operating income of $340.4 million increased $183.8 million versus the prior year. Sales and operating income in the current year included $495.0 million and $291.1 million, respectively, from Large Dispositions. Prior year sales and operating income included $242.2 million and $105.1 million, respectively, from Large Dispositions. Sales increased primarily due to significantly higher volumes (226,731 acres sold versus 85,618 acres sold in the prior year), partially offset by lower weighted average prices ($2,766 per acre versus $4,392 per acre in the prior year). Full-year Adjusted EBITDA of $106.8 million was $7.5 million above the prior year.
TRADING
Full-year sales of $29.6 million decreased $14.1 million versus the prior year due to lower volumes and prices. Sales volumes decreased 30% to 265,000 tons versus 378,000 tons in the prior year. Operating income and Adjusted EBITDA decreased $0.6 million versus the prior year.
CORPORATE AND OTHER EXPENSE / ELIMINATIONS
    Full-year corporate and other operating expense of $42.9 million increased $3.8 million versus the prior year, primarily due to $1.6 million of costs related to disposition initiatives and $1.1 million of restructuring charges, as well as higher compensation and benefit related expenses. The restructuring charges were related to a workforce optimization initiative designed to reduce overhead costs following the disposition of approximately 255,000 acres of timberlands in connection with our Initiatives to Enhance Shareholder Value.
INTEREST EXPENSE, NET
    Full-year interest expense of $36.9 million decreased $11.4 million versus the prior year, primarily due to lower average outstanding debt and the gain from a terminated cash flow hedge.
INTEREST AND OTHER MISCELLANEOUS INCOME, NET
Full-year interest and other miscellaneous income of $10.4 million decreased $10.2 million versus the prior year. The decrease versus the prior year is primarily due to lower net recoveries associated with legal settlements ($12.7 million) and higher pension settlement charges ($4.0 million), partially offset by higher interest income ($6.8 million) due to higher cash on hand as a result of the completed Large Dispositions.
INCOME TAX EXPENSE
Full-year income tax expense of $7.0 million increased $1.9 million versus the prior year as a result of higher taxable income, partially offset by a $1.2 million tax benefit associated with the pension termination and settlement. The New Zealand subsidiary is the primary driver of income tax expense.
SHARE REPURCHASES
During the fourth quarter, the Company repurchased 488,017 shares at an average price of $30.10 per share, or $14.7 million in total. In December, the Company announced a new $300 million share repurchase authorization, replacing our previous $100 million share repurchase authorization.
RESULTS OF OPERATIONS, 2023 VERSUS 2022
Refer to Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section contained in our Annual Report on Form 10-K for the year ended December 31, 2023 for the results of operations discussion for the fiscal year ended December 31, 2023 compared to the fiscal year ended December 31, 2022.

OUTLOOK FOR 2025
In 2025, we expect to achieve full-year harvest volumes in our Southern Timber segment of 6.9 to 7.1 million tons—a modest increase in harvest volumes versus the prior year, primarily due to the carryover of some planned 2024 volume into 2025, partially offset by reduced volume from the recent disposition in Oklahoma. Further, while we expect pine stumpage realizations to trend higher as the year progresses, we anticipate that full-year realizations will be slightly lower versus the prior year, due in part to the continued impact of salvage volume on the market. Lastly, we expect slightly lower non-timber income for full-year 2025 as compared to the prior year, which benefited from significant pipeline easement activity.
In our Pacific Northwest Timber segment, we expect to achieve full-year harvest volumes of approximately 0.9 million tons, which reflects the reduction in our Pacific Northwest sustainable yield resulting from the recent dispositions in Washington. Further, we expect that full-year weighted average log pricing will increase modestly versus the prior year as a result of improving demand conditions.
In our New Zealand Timber segment, we expect full-year harvest volumes of 2.5 to 2.7 million tons. We expect that full-year domestic and export sawtimber pricing will improve modestly relative to the full-year pricing achieved in 2024 as supply-demand fundamentals continue to improve. We further anticipate a modest increase in carbon credit sales in 2025, as pricing appears to have stabilized following a period of unusual market volatility.
In our Real Estate segment, we are encouraged by the continued strong demand and value realizations for our HBU properties, and we expect another solid year in both our rural land sales program as well as our improved development projects based on our current pipeline of transactions. However, similar to 2024, we anticipate very light closing activity in the first quarter.
Our 2025 outlook is subject to a number of variables and uncertainties, including those discussed at Item 1A — Risk Factors.

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
On November 1, 2023, we announced an asset disposition and capital structure realignment plan (the “Plan”) targeting $1 billion of select asset sales to reduce our leverage to ≤3.0x Net Debt / Adjusted EBITDA and return capital to share and unit holders. Since the announcement, we have closed on approximately $737 million of timberland dispositions and have reduced Net Debt / Adjusted EBITDA to 2.6x, while also returning capital to share and unit holders in the form of special cash dividends and share repurchases. We believe we remain on-track to achieve the remainder of the $1 billion disposition target as planned.
While we currently anticipate to execute the remainder of Plan as announced, facts and circumstances could change in the future, which may change our strategy or preclude us from executing the Plan as intended. See Item 1A — Risk Factors in this Annual Report on Form 10-K for additional information.
CREDIT RATINGS
Both our ability to obtain financing and the related costs of borrowing are affected by our credit ratings, which are periodically reviewed by the rating agencies. As of December 31, 2024, our credit ratings from S&P and Moody’s were “BBB-” and “Baa3,” respectively, with both agencies listing our outlook as “Stable.”
SUMMARY OF LIQUIDITY AND FINANCING COMMITMENTS

	As of December 31,
(in millions of dollars)	2024	2023	2022
Cash and cash equivalents	$323.2	$207.7	$114.3
Total debt (a)	1,114.8	1,372.7	1,523.1
Noncontrolling interests in the Operating Partnership	51.8	81.7	105.8
Shareholders’ equity	1,780.5	1,877.6	1,880.7
Net Income Attributable to Rayonier Inc.	359.1	173.5	107.1
Adjusted EBITDA (b)	298.8	296.5	314.2
Total capitalization (total debt plus permanent and temporary equity)	2,947.1	3,332.0	3,509.6
Debt to capital ratio	38%	41%	43%
Debt to Adjusted EBITDA (b)	3.7	4.6	4.8
Net debt to Adjusted EBITDA (b)(c)	2.6	3.9	4.5
Net debt to enterprise value (c)(d)	17%	19%	22%

(a)Total debt as of December 31, 2024, 2023 and 2022 reflects the principal on long-term debt, net of fair market value adjustments and gross of deferred financing costs and unamortized discounts of $5.6 million, $6.9 million and $8.4 million, respectively.
(b)For a reconciliation of Adjusted EBITDA to net income see Item 7 — Performance and Liquidity Indicators.
(c)Net debt is calculated as total debt less cash and cash equivalents.
(d)Enterprise value based on market capitalization (including Rayonier, L.P. “OP” units) plus net debt based on Rayonier’s share price of $26.10, $33.41, and $32.96 as of December 31, 2024, 2023 and 2022, respectively.

AT-THE-MARKET (“ATM”) EQUITY OFFERING PROGRAM
On November 4, 2022, we entered into a new distribution agreement with a group of sales agents through which we may sell common shares, from time to time, having an aggregate sales price of up to $300 million (the “2022 ATM Program”). As of December 31, 2024, $269.7 million remains available for issuance under the 2022 ATM Program.
The following table outlines common share issuances pursuant to our ATM program (dollars in millions):

	Year Ended December 31,
	2024	2023
Common shares issued under the ATM program	—	400
Average price of common shares issued under the ATM program	—	$34.03
CASH FLOWS
    The following table summarizes our cash flows from operating, investing and financing activities for each of the three years ended December 31 (in millions of dollars):

	2024	2023	2022
Total cash provided by (used for):
Operating activities	$261.6	$298.4	$269.2
Investing activities	354.0	124.1	(516.4)
Financing activities	(479.4)	(328.9)	(4.6)
Effect of exchange rate changes on cash	(1.4)	(0.6)	(1.9)
Change in cash, cash equivalents and restricted cash	$134.8	$93.0	($253.7)
CASH PROVIDED BY OPERATING ACTIVITIES
Cash provided by operating activities decreased $36.8 million versus the prior year primarily due to changes in working capital and lower net recoveries on legal settlements.
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES
Cash provided by investing activities increased $229.9 million versus the prior year primarily due to higher proceeds from Large Dispositions ($244.9 million) and lower capital expenditures ($1.7 million), partially offset by higher cash used for timberland acquisitions ($8.7 million), higher real estate development investments ($2.7 million), and other investing activities ($5.2 million).
CASH USED FOR FINANCING ACTIVITIES
Cash used for financing activities increased $150.5 million from the prior year due to higher debt repayments ($100.0 million), higher dividends paid on common shares ($30.6 million), increases in share repurchases ($14.6 million), higher distributions to noncontrolling interests in consolidated affiliates ($5.4 million), and lower proceeds from the issuance of common shares under the incentive stock plan ($0.1 million), partially offset by lower distributions to noncontrolling interests in the Operating Partnership ($0.2 million), and lower costs associated with the issuance of common shares under the ATM Program ($0.1 million).

FUTURE USES OF CASH
We expect future uses of cash to include working capital requirements, principal and interest payments on long-term debt, lease payments, capital expenditures, real estate development investments, timberland acquisitions, dividends on Rayonier Inc. common shares and distributions on Rayonier, L.P. units, distributions to noncontrolling interests, repurchases of the Company’s common shares, or other expenditures as needed.
Significant long-term uses of cash include the following (in millions):

Future uses of cash (in millions)	Total	Payments Due by Period
		2025	2026-2027	2028-2029	Thereafter
Long-term debt (a)	$1,095.4	—	$245.4	$400.0	$450.0
Current maturities of long-term debt	19.4	19.4	—	—	—
Interest payments on long-term debt (b)	197.7	52.9	80.8	45.4	18.6
Operating leases — timberland (c)	174.5	7.8	14.2	13.6	138.9
Operating leases — PP&E, offices (c)	4.7	1.0	1.1	0.8	1.8
Commitments — real estate projects	60.5	25.7	17.2	10.1	7.5
Commitments — derivatives (d)	6.8	3.8	3.0	—	—
Commitments — environmental remediation (e)	7.9	4.3	1.2	0.5	1.9
Commitments — other (f)	2.8	1.3	1.0	0.1	0.4
Total	$1,569.7	$116.2	$363.9	$470.5	$619.1

(a)The book value of long-term debt, net of deferred financing costs and unamortized discounts, is currently recorded at $1,089.8 million on our Consolidated Balance Sheets, but upon maturity the liability will be $1,095.4 million. See Note 7 — Debt for additional information.
(b)Projected interest payments for variable-rate debt were calculated based on outstanding principal amounts and interest rates as of December 31, 2024 and excludes the impact of hedging.
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
(f)Commitments — other includes other purchase obligations.

We expect to fund future uses of cash with a combination of existing cash balances, cash generated by operating activities, the remaining issuances available under the Company’s ATM Program, Large Dispositions and the use of our revolving credit facilities. We believe we have sufficient sources of funding to meet our business requirements for the next 12 months and in the longer term.

EXPECTED 2025 EXPENDITURES
    Capital expenditures in 2025 are forecasted to be between $72 million and $77 million, excluding any strategic timberland acquisitions we may make. Capital expenditures are expected to primarily consist of seedling planting, fertilization and other silvicultural activities, property taxes, lease payments, allocated overhead and other capitalized costs. Aside from capital expenditures, we may also acquire timberland as we actively evaluate acquisition opportunities.
    Real estate development investments in 2025 are expected to be between $28 million and $32 million, net of reimbursements from community development bonds. Expected real estate development investments are primarily related to Wildlight, our mixed-use community development project located north of Jacksonville, Florida and Heartwood, our mixed-use development project located in Richmond Hill just south of Savannah, Georgia.
Our 2025 dividend payments on Rayonier Inc. common shares and distributions to Rayonier, L.P. unitholders are expected to be approximately $171.2 million and $2.3 million, respectively. These estimates exclude the additional dividend and distribution paid January 30, 2025, to shareholders of record on December 12, 2024. They assume no change in the quarterly dividend rate of $0.2725 per share or unit announced on February 5, 2025, and no material changes in outstanding common shares or partnership units. See the subsequent events section of Note 1 — Summary of Significant Accounting Policies for additional information regarding our quarterly dividend and distribution rate.

    Future share repurchases, if any, will depend on the Company’s liquidity and cash flow, as well as general market conditions and other considerations including capital allocation priorities.
    Cash income tax payments in 2025 are expected to be between $6 million and $9 million, primarily due to the New Zealand subsidiary.
OFF-BALANCE SHEET ARRANGEMENTS
We utilize off-balance sheet arrangements to provide credit support for certain suppliers and vendors in case of their default on critical obligations, and collateral for outstanding claims under our previous workers’ compensation self-insurance programs. These arrangements consist of standby letters of credit and surety bonds. As part of our ongoing operations, we also periodically issue guarantees to third parties. Off-balance sheet arrangements are not considered a source of liquidity or capital resources and do not expose us to material risks or material unfavorable financial impacts. See Note 13 — Guarantees for additional information on the letters of credit and surety bonds as of December 31, 2024.
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
The following table contains the summarized balance sheet information for the consolidated obligor group of debt issued by Rayonier, L.P. for the two years ended December 31:

(in millions)	December 31, 2024	December 31, 2023
Current assets	$311.9	$197.5
Non-current assets	93.1	98.8
Current liabilities	293.8	60.0
Non-current liabilities	2,341.5	2,181.6
Due to non-guarantors	1,273.3	861.5
The following table contains the summarized results of operations information for the consolidated obligor group of debt issued by Rayonier, L.P. for the two years ended December 31:

(in millions)	December 31, 2024	December 31, 2023
Cost and expenses	($35.4)	($32.3)
Operating loss	(35.4)	(32.3)
Net loss	(60.2)	(70.5)
Revenue from non-guarantors	1,263.0	1,108.9
LIQUIDITY FACILITIES
    See Note 7 — Debt for information on liquidity facilities and other outstanding debt, as well as for information on covenants that must be met in connection with our Senior Notes due 2031, 2015 Term Loan Agreement, 2016 Incremental Term Loan Agreement, 2021 Incremental Term Loan Agreement and Revolving Credit Facility.

RESTRICTED CASH
See Note 21 — Restricted Cash for further information regarding the funds deposited with a third-party intermediary and cash held in escrow.
PERFORMANCE AND LIQUIDITY INDICATORS
The discussion below is presented to enhance the reader’s understanding of our operating performance, liquidity, and ability to generate cash and satisfy rating agency and creditor requirements. This information includes two measures of financial results: Adjusted Earnings before Interest, Taxes, Depreciation, Depletion and Amortization (“Adjusted EBITDA”), and Cash Available for Distribution (“CAD”), which are both non-GAAP financial measures used to supplement Rayonier’s financial statements presented in accordance with GAAP. These measures are not defined by GAAP and the discussion of Adjusted EBITDA and CAD is not intended to conflict with or change any of the GAAP disclosures described above. Management considers these measures to be important to estimate the enterprise and shareholder values of the Company as a whole and of its core segments, and for allocating capital resources. In addition, analysts, investors and creditors use these measures when analyzing our operating performance, financial condition and cash generating ability. Management uses Adjusted EBITDA as a performance measure and CAD as a liquidity measure. Adjusted EBITDA and CAD as defined may not be comparable to similarly titled measures reported by other companies. These non-GAAP measures should be considered supplemental to, and not a substitute for, financial information prepared in accordance with GAAP.
Adjusted EBITDA is a non-GAAP measure that management uses to make strategic decisions about the business and that investors can use to evaluate the operational performance of the assets under management. It excludes specific items that management believes are not indicative of the Company’s ongoing operating results. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of land and improved development, non-operating income and expense, costs related to disposition initiatives, restructuring charges, timber write-offs resulting from casualty events, gain associated with the multi-family apartment complex sale attributable to noncontrolling interests and Large Dispositions.

We reconcile Adjusted EBITDA to Net Income for the consolidated Company and to Operating Income (Loss) for the segments, as those are the most comparable GAAP measures for each. The following table provides a reconciliation of Net Income to Adjusted EBITDA for the three years ended December 31 (in millions of dollars):

	2024	2023	2022
Net Income to Adjusted EBITDA Reconciliation
Net Income	$369.0	$178.5	$122.8
Interest, net and miscellaneous income (a)	27.8	45.9	33.2
Income tax expense (b)	7.0	5.1	9.4
Depreciation, depletion and amortization	140.2	158.2	147.3
Non-cash cost of land and improved development	44.4	29.8	28.4
Non-operating (income) expense (c)	(1.3)	(18.3)	0.4
Costs related to disposition initiatives (d)	1.6	—	—
Restructuring charges (e)	1.1	—	—
Timber write-offs resulting from casualty events (f)	—	2.3	0.7
Gain associated with the multi-family apartment complex sale attributable to NCI (g)	—	—	(11.5)
Large Dispositions (h)	(291.1)	(105.1)	(16.6)
Adjusted EBITDA	$298.8	$296.5	$314.2

(a)The year ended December 31, 2024 includes a $1.6 million gain from a terminated cash flow hedge.
(b)The year ended December 31, 2024 includes a $1.2 million income tax benefit related to the pension settlement.
(c)The year ended December 31, 2024 includes $8.0 million of net recoveries associated with legal settlements, which is partially offset by $6.0 million of pension settlement charges. The year ended December 31, 2023 includes $20.7 million of net recoveries associated with legal settlements, which is partially offset by $2.0 million of pension settlement charges.
(d)Costs related to disposition initiatives include legal, advisory, and other due diligence costs incurred in connection with the Company’s asset disposition plan, which was announced in November 2023.
(e)Restructuring charges include severance costs related to workforce optimization initiatives.
(f)Timber write-offs resulting from casualty events includes the write-off of merchantable and pre-merchantable timber volume damaged by casualty events that cannot be salvaged.
(g)Gain associated with the multi-family apartment complex sale attributable to noncontrolling interests represents the gain recognized in connection with the sale of property by the Bainbridge Landing joint venture attributable to noncontrolling interests.
(h)Large Dispositions are defined as transactions involving the sale of productive timberland assets that exceed $20 million in size and do not reflect a demonstrable premium relative to timberland value.

The following tables provide a reconciliation of Operating Income (Loss) by segment to Adjusted EBITDA by segment for the three years ended December 31 (in millions of dollars):

		Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
2024
Operating income (loss)		$77.9	($6.3)	$33.5	$340.4	($0.1)	($42.9)	$402.5
Add:	Costs related to disposition initiatives (a)	—	—	—	—	—	1.6	1.6
Add:	Restructuring charges (b)	—	—	—	—	—	1.1	1.1
Add:	Depreciation, depletion and amortization	73.4	31.7	20.3	13.1	—	1.8	140.2
Add:	Non-cash cost of land and improved development	—	—	—	44.4	—	—	44.4
Less:	Large Dispositions (c)	—	—	—	(291.1)	—	—	(291.1)
Adjusted EBITDA		$151.3	$25.4	$53.8	$106.8	($0.1)	($38.4)	$298.8
2023
Operating income (loss)		$76.3	($9.0)	$26.0	$156.6	$0.5	($39.1)	$211.3
Add:	Depreciation, depletion and amortization	80.0	36.9	21.7	18.0	—	1.7	158.2
Add:	Non-cash cost of land and improved development	—	—	—	29.8	—	—	29.8
Add:	Timber write-offs resulting from casualty events (d)	—	—	2.3	—	—	—	2.3
Less:	Large Dispositions (c)	—	—	—	(105.1)	—	—	(105.1)
Adjusted EBITDA		$156.2	$27.9	$50.0	$99.3	$0.5	($37.4)	$296.5
2022
Operating income		$96.6	$15.2	$30.6	$58.5	$0.4	($35.5)	$165.8
Add:	Depreciation, depletion and amortization	60.3	48.0	23.9	13.9	—	1.3	147.3
Add:	Non-cash cost of land and improved development	—	—	—	28.4	—	—	28.4
Add:	Timber write-offs resulting from casualty events (d)	—	0.7	—	—	—	—	0.7
Less:	Gain associated with the multi-family apartment complex sale attributable to NCI (e)	—	—	—	(11.5)	—	—	(11.5)
Less:	Large Dispositions (c)	—	—	—	(16.6)	—	—	(16.6)
Adjusted EBITDA		$156.9	$63.9	$54.5	$72.7	$0.4	($34.2)	$314.2

(a)Costs related to disposition initiatives include legal, advisory, and other due diligence costs incurred in connection with the Company’s asset disposition plan, which was announced in November 2023.
(b)Restructuring charges include severance costs related to workforce optimization initiatives.
(c)Large Dispositions are defined as transactions involving the sale of productive timberland assets that exceed $20 million in size and do not reflect a demonstrable premium relative to timberland value.
(d)Timber write-offs resulting from casualty events includes the write-off of merchantable and pre-merchantable timber volume damaged by casualty events that cannot be salvaged.
(e)Gain associated with the multi-family apartment complex sale attributable to noncontrolling interests represents the gain recognized in connection with the sale of property by the Bainbridge Landing joint venture attributable to noncontrolling interests.

Cash Available for Distribution (CAD) is a non-GAAP measure of cash generated during a period that is available for common stock dividends, distributions to Operating Partnership unitholders, distributions to noncontrolling interests, repurchase of the Company's common shares, debt reduction, timberland acquisitions and real estate development investments. CAD is defined as cash provided by operating activities adjusted for capital spending (excluding timberland acquisitions and real estate development investments) and working capital and other balance sheet changes. In compliance with SEC requirements for non-GAAP measures, we reduce CAD by mandatory debt repayments, which results in the measure entitled “Adjusted CAD.” CAD and Adjusted CAD generated in any period are not necessarily indicative of the CAD that may be generated in future periods.
Below is a reconciliation of Cash Provided by Operating Activities to Adjusted CAD for the three years ended December 31 (in millions):

	2024	2023	2022
Cash provided by operating activities	$261.6	$298.4	$269.2
Capital expenditures (a)	(79.8)	(81.4)	(74.8)
Net recovery on legal settlements (b)	(8.0)	(20.7)	—
Working capital and other balance sheet changes	9.9	(32.4)	(2.9)
CAD	$183.7	$163.9	$191.5
Mandatory debt repayments	—	—	—
Adjusted CAD	$183.7	$163.9	$191.5

Cash provided by (used for) investing activities	$354.0	$124.1	($516.4)
Cash used for financing activities	($479.4)	($328.9)	($4.6)

(a)Capital expenditures exclude timberland acquisitions and real estate development investments.
(b)Reflects the net gain from litigation regarding insurance claims.

The following table provides supplemental cash flow data for the three years ended December 31 (in millions):

	2024	2023	2022
Purchase of timberlands	($22.8)	($14.1)	($458.5)
Real Estate development investments	(25.8)	(23.1)	(13.7)
Distributions to noncontrolling interests in consolidated affiliates	(7.1)	(1.7)	(19.4)

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
Interest Rate Risk
We are exposed to interest rate risk through our variable rate debt due to changes in SOFR. However, we use interest rate swaps to manage our exposure to interest rate movements on our term credit agreements by swapping existing and anticipated future borrowings from floating rates to fixed rates. As of December 31, 2024, we had $600 million of U.S. long-term variable rate debt outstanding on our term credit agreements.
The notional amount of outstanding interest rate swap contracts with respect to our term credit agreements at December 31, 2024 was also $600 million. The $200 million 2015 Term Loan Agreement matures in April 2028 and on August 1, 2024, three forward-starting interest rate swaps with a total notional amount of $200 million matured into active interest rate swaps and fixed $200 million of the outstanding principal over its remaining four-year term. The 2016 Incremental Term Loan Agreement and associated interest rate swaps mature in May 2026, and the 2021 Incremental Term Loan Agreement and associated interest rate swaps mature in June 2029. At this current borrowing and derivatives level, a hypothetical one-percentage point increase/decrease in interest rates would result in no corresponding increase/decrease in interest payments and expense over a 12-month period.
The fair market value of our fixed interest rate debt is also subject to interest rate risk. The estimated fair value of our fixed rate debt at December 31, 2024 was $451.6 million compared to the $514.8 million principal amount. We use interest rates of debt with similar terms and maturities to estimate the fair value of our debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at December 31, 2024 would result in a corresponding decrease/increase in the fair value of our fixed rate debt of approximately $22 million and $23 million, respectively.
We estimate the periodic effective interest rate on our U.S. long-term fixed and variable rate debt to be approximately 2.3% after consideration of interest rate swaps and estimated patronage refunds and excluding unused commitment fees on the revolving credit facility.
The following table summarizes our outstanding debt, interest rate swaps and average interest rates, by year of expected maturity and their fair values at December 31, 2024:

(Dollars in thousands)	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Variable rate debt:
Principal amounts	—	$200,000	—	$200,000	$200,000	—	$600,000	$600,000
Average interest rate (a)(b)	—	6.30%	—	6.15%	6.20%	—	6.21%
Fixed rate debt:
Principal amounts	$19,442	$22,683	$22,683	—	—	$450,000	$514,808	$451,584
Average interest rate (b)	2.95%	3.64%	6.48%	—	—	2.75%	2.96%
Interest rate swaps:
Notional amount	—	$200,000	—	$200,000	$200,000	—	$600,000	$49,353
Average pay rate (b)	—	1.50%	—	1.37%	0.67%	—	1.18%
Average receive rate (c)	—	4.55%	—	4.55%	4.55%	—	4.55%

(a)     Excludes estimated patronage refunds.
(b)     Interest rates as of December 31, 2024.
(c)     Average daily Simple SOFR rate as of December 31, 2024 based on a 30-day look back period.

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
Foreign Exchange Exposure
At December 31, 2024, the New Zealand subsidiary had foreign currency exchange contracts with a notional amount of $128 million and foreign currency option contracts with a notional amount of $132 million outstanding related to foreign export sales. The amount hedged represents a portion of forecasted U.S. dollar denominated export timber and log trading sales proceeds over the next 36 months and next 2 months, respectively.
The following table summarizes our outstanding foreign currency exchange rate risk contracts at December 31, 2024:

(Dollars in thousands)	0-1 months	1-2 months	2-3 months	3-6 months	6-12 months	12-18 months	18-24 months	24-36 months	Total	Fair Value
Foreign exchange contracts to sell U.S. dollar for New Zealand dollar
Notional amount	$5,100	$3,000	$5,500	$14,000	$32,000	$23,000	$17,000	$28,000	$127,600	($6,885)
Average contract rate	1.6667	1.6918	1.6636	1.6550	1.6430	1.6490	1.6771	1.6673	1.6582

Foreign currency option contracts to sell U.S. dollar for New Zealand dollar
Notional amount	$4,000	$4,000	$4,000	$14,000	$24,000	$22,000	$22,000	$38,000	$132,000	($2,164)
Average strike price	1.6445	1.6455	1.6463	1.6725	1.7247	1.6544	1.6871	1.6690	1.6780

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
Rayonier Inc.’s management, under the supervision of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, we used the framework included in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2024. The report on the Company’s internal control over financial reporting as of December 31, 2024, is on page 61.

RAYONIER INC.

By:	/s/ MARK MCHUGH
Mark McHugh President and Chief Executive Officer (Principal Executive Officer)
February 21, 2025

By:	/s/ APRIL TICE
April Tice Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
February 21, 2025

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
Rayonier, L.P.’s management, under the supervision of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, we used the framework included in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

RAYONIER, L.P.

By:	RAYONIER, INC., its sole general partner

By:	/s/ MARK MCHUGH
Mark McHugh President and Chief Executive Officer (Principal Executive Officer)
February 21, 2025

By:	/s/ APRIL TICE
April Tice Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
February 21, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Rayonier Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Rayonier Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Rayonier Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income and comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”) and our report dated February 21, 2025 expressed an unqualified opinion thereon.

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
February 21, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Rayonier Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rayonier Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income and comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2025 expressed an unqualified opinion thereon.

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

Depletion of Timber
Description of the Matter	For the year ended December 31, 2024, the Company recognized $290 million in depletion expense and the Timber and Timberlands balance, net of depletion and amortization, was $2,724 million at December 31, 2024. As described in Note 1 to the financial statements, the Company establishes an annual depletion rate for each particular region. Depletion rates are determined by region by dividing merchantable inventory cost by standing merchantable inventory volume, which is estimated annually. The Company charges accumulated costs attributed to merchantable timber to depletion expense (cost of sales) at the time the timber is harvested or when the underlying timberland is sold.

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
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for establishing the annual depletion rate for each geographic region. For example, we tested controls over management’s review of the estimated standing merchantable inventory volume that was determined for each geographic region.

To test the annual depletion rates (including estimated standing merchantable inventory volume), our audit procedures included, among others, evaluating the methodology used and testing the completeness and accuracy of the underlying data used by the Company. We inspected satellite images to test timber existence and assessed the timberland for features that would impact the Company’s ability to harvest its timber. In addition, we evaluated current year changes to harvestability, analyzed the change in depletion as a percentage of sales, utilized published industry growth rates to assess the increase in timber volume and compared actual volume harvested to the volume estimated by the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2012.
Jacksonville, Florida
February 21, 2025

Report of Independent Registered Public Accounting Firm

To the Unitholders of Rayonier, L.P. and the Board of Directors of Rayonier Inc., the general partner of Rayonier, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rayonier, L.P. and subsidiaries (the Operating Partnership) as of December 31, 2024 and 2023, the related consolidated statements of income and comprehensive income (loss), changes in capital and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Depletion of Timber
Description of the Matter
For the year ended December 31, 2024, the Operating Partnership recognized $290 million in depletion expense and the Timber and Timberlands balance, net of depletion and amortization, was $2,724 million at December 31, 2024. As described in Note 1 to the financial statements, the Operating Partnership establishes an annual depletion rate for each particular region. Depletion rates are determined by region by dividing merchantable inventory cost by standing merchantable inventory volume, which is estimated annually. The Operating Partnership charges accumulated costs attributed to merchantable timber to depletion expense (cost of sales) at the time the timber is harvested or when the underlying timberland is sold.

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

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Operating Partnership’s process for establishing the annual depletion rate for each geographic region. For example, we tested controls over management’s review of the estimated standing merchantable inventory volume that was determined for each geographic region.

To test the annual depletion rates (including estimated standing merchantable inventory volume), our audit procedures included, among others, evaluating the methodology used and testing the completeness and accuracy of the underlying data used by the Operating Partnership. We inspected satellite images to test timber existence and assessed the timberland for features that would impact the Operating Partnership’s ability to harvest its timber. In addition, we evaluated current year changes to harvestability, analyzed the change in depletion as a percentage of sales, utilized published industry growth rates to assess the increase in timber volume and compared actual volume harvested to the volume estimated by the Operating Partnership.

/s/ Ernst & Young LLP

We have served as the Operating Partnership’s auditor since 2019.
Jacksonville, Florida
February 21, 2025

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31,
(Thousands of dollars, except per share data)

	2024	2023	2022
SALES (NOTE 3)	$1,262,997	$1,056,933	$909,072
Costs and Expenses
Cost of sales	(784,833)	(762,570)	(688,284)
Selling and general expenses	(74,421)	(74,773)	(64,670)
Other operating (expense) income, net (Note 17)	(1,277)	(8,306)	9,704
	(860,531)	(845,649)	(743,250)
OPERATING INCOME	402,466	211,284	165,822
Interest expense, net	(36,916)	(48,342)	(36,207)
Interest and other miscellaneous income, net	10,483	20,675	2,565
INCOME BEFORE INCOME TAXES	376,033	183,617	132,180
Income tax expense (Note 20)	(7,050)	(5,122)	(9,389)
NET INCOME	368,983	178,495	122,791
Less: Net income attributable to noncontrolling interests in the Operating Partnership	(4,834)	(2,905)	(2,393)
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(5,002)	(2,097)	(13,321)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	359,147	173,493	107,077
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of income tax effect of $0, $0 and $0	(33,100)	(1,516)	(23,093)
Cash flow hedges, net of income tax effect of $3,790, $2,368 and $555	(16,356)	(9,957)	76,039
Pension and postretirement benefit plans, net of income tax effect of $1,222, $0 and $0	9,846	593	1,627
Total other comprehensive (loss) income	(39,610)	(10,880)	54,573
COMPREHENSIVE INCOME	329,373	167,615	177,364
Less: Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(4,356)	(2,639)	(3,692)
Less: Comprehensive income attributable to noncontrolling interests in consolidated affiliates	(1,276)	(3,449)	(12,182)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$323,741	$161,527	$161,490
EARNINGS PER COMMON SHARE (NOTE 6)
Basic earnings per share attributable to Rayonier Inc.	$2.41	$1.17	$0.73
Diluted earnings per share attributable to Rayonier Inc.	$2.39	$1.17	$0.73

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31,
(Thousands of dollars, except share data)

	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$323,158	$207,696
Restricted cash, current (Note 21)	19,366	—
Trade receivables, less allowance for doubtful accounts of $401 and $210	26,969	28,652
Other receivables	13,239	11,517
Inventory (Note 15)	32,341	31,017
Prepaid logging roads	12,196	15,425
Prepaid expenses	3,575	3,645
Assets held for sale (Note 22)	5,371	9,932
Other current assets	678	9,074
Total current assets	436,893	316,958
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,724,069	3,004,316
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 14)	109,610	105,595
PROPERTY, PLANT AND EQUIPMENT
Land	5,581	6,453
Buildings	26,200	31,251
Machinery and equipment	5,047	6,523
Construction in progress	779	1,841
Total property, plant and equipment, gross	37,607	46,068
Less—accumulated depreciation	(19,232)	(19,059)
Total property, plant and equipment, net	18,375	27,009
RESTRICTED CASH, NON-CURRENT (NOTE 21)	676	678
RIGHT-OF-USE ASSETS (NOTE 16)	82,670	95,474
OTHER ASSETS (NOTE 23)	102,126	97,555
TOTAL ASSETS	$3,474,419	$3,647,585
LIABILITIES, NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$26,059	$26,561
Current maturities of long-term debt, net (Note 7)	19,442	—
Accrued taxes	4,238	4,394
Accrued payroll and benefits	16,052	14,215
Accrued interest	5,228	7,094
Pension and other postretirement benefits (Note 18)	57	8,444
Dividend and distribution payable	271,815	30,148
Deferred revenue	20,902	19,012
Other current liabilities	24,917	30,409
Total current liabilities	388,710	140,277
LONG-TERM DEBT, NET (NOTE 7)	1,089,770	1,365,773
PENSION AND OTHER POSTRETIREMENT BENEFITS, NON-CURRENT (NOTE 18)	1,349	1,441
LONG-TERM LEASE LIABILITY (NOTE 16)	76,297	87,684
LONG-TERM DEFERRED REVENUE	10,697	11,294
OTHER NON-CURRENT LIABILITIES	75,220	81,863
COMMITMENTS AND CONTINGENCIES (NOTES 10 and 11)
NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP (NOTE 5)	51,843	81,651
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 shares authorized, 148,536,643 and 148,299,117 shares issued and outstanding	1,522,487	1,497,641
Retained earnings	257,254	338,244
Accumulated other comprehensive (loss) income (Note 24)	(10,429)	24,651
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,769,312	1,860,536
Noncontrolling interests in consolidated affiliates (Note 5)	11,221	17,066
TOTAL SHAREHOLDERS’ EQUITY	1,780,533	1,877,602
TOTAL LIABILITIES, NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND SHAREHOLDERS’ EQUITY	$3,474,419	$3,647,585

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Thousands of dollars, except share data)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests in Consolidated Affiliates	Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2021	145,372,961	$1,389,073	$402,307	($19,604)	$43,802	$1,815,578
Net income	—	—	109,470	—	13,321	122,791
Net income attributable to noncontrolling interests in the Operating Partnership	—	—	(2,393)	—	—	(2,393)
Dividends ($1.125 per share) (a)	—	—	(165,902)	—	—	(165,902)
Issuance of shares under the “at-the-market” equity offering, net of commissions and offering costs of $1.1 million	1,579,228	59,350	—	—	—	59,350
Issuance of shares under incentive stock plans	321,337	2,466	—	—	—	2,466
Stock-based incentive compensation	—	12,356	—	—	—	12,356
Repurchase of common shares	(97,809)	(4,225)	—	—	—	(4,225)
Adjustment of noncontrolling interests in the Operating Partnership	—	—	23,155	—	—	23,155
Conversion of units into common shares	106,914	3,925	—	—	—	3,925
Pension and postretirement benefit plans	—	—	—	1,627	—	1,627
Foreign currency translation adjustment	—	—	—	(22,282)	(811)	(23,093)
Cash flow hedges	—	—	—	76,367	(328)	76,039
Allocation of other comprehensive income to noncontrolling interests in the Operating Partnership	—	—	—	(295)	—	(295)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(12,807)	(12,807)
Noncontrolling interests in consolidated affiliates redemption of shares	—	—	—	—	(27,860)	(27,860)
Balance, December 31, 2022	147,282,631	$1,462,945	$366,637	$35,813	$15,317	$1,880,712
Net income	—	—	176,398	—	2,097	178,495
Net income attributable to noncontrolling interests in the Operating Partnership	—	—	(2,905)	—	—	(2,905)
Dividends ($1.34 per share) (a)(b)	—	—	(199,465)	—	—	(199,465)
Issuance of shares under the “at-the-market” equity offering, net of commissions and offering costs	400	(81)	—	—	—	(81)
Issuance of shares under incentive stock plans	380,080	75	—	—	—	75
Stock-based incentive compensation	—	14,002	—	—	—	14,002
Repurchase of common shares	(128,923)	(4,217)	—	—	—	(4,217)
Adjustment of noncontrolling interests in the Operating Partnership	—	—	(2,421)	—	—	(2,421)
Conversion of units into common shares	764,929	24,917	—	—	—	24,917
Pension and postretirement benefit plans	—	—	—	593	—	593
Foreign currency translation adjustment	—	—	—	(1,466)	(50)	(1,516)
Cash flow hedges	—	—	—	(11,358)	1,401	(9,957)
Allocation of other comprehensive loss to noncontrolling interests in the Operating Partnership	—	—	—	1,069	—	1,069
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(1,699)	(1,699)
Balance, December 31, 2023	148,299,117	$1,497,641	$338,244	$24,651	$17,066	$1,877,602

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
(Thousands of dollars, except share data)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests in Consolidated Affiliates	Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2023	148,299,117	$1,497,641	$338,244	$24,651	$17,066	$1,877,602
Net income	—	—	363,981	—	5,002	368,983
Net income attributable to noncontrolling interests in the Operating Partnership	—	—	(4,834)	—	—	(4,834)
Dividends ($2.94 per share) (a)(b)	—	—	(438,600)	—	—	(438,600)
Issuance of shares under incentive stock plans	399,929	—	—	—	—	—
Stock-based incentive compensation	—	14,232	—	—	—	14,232
Repurchase of common shares	(619,982)	(4,179)	(14,687)	—	—	(18,866)
Adjustment of noncontrolling interests in the Operating Partnership	—	—	13,150	—	—	13,150
Conversion of units into common shares	457,579	14,793	—	—	—	14,793
Pension and postretirement benefit plans	—	—	—	9,846	—	9,846
Foreign currency translation adjustment	—	—	—	(31,616)	(1,484)	(33,100)
Cash flow hedges	—	—	—	(14,113)	(2,243)	(16,356)
Allocation of other comprehensive loss to noncontrolling interests in the Operating Partnership	—	—	—	803	—	803
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(7,120)	(7,120)
Balance, December 31, 2024	148,536,643	$1,522,487	$257,254	($10,429)	$11,221	$1,780,533

(a)For information regarding distributions to noncontrolling interests in the operating partnership, see the Rayonier Inc. Consolidated Statements of Cash Flows and Note 5 — Noncontrolling Interests.
(b)The year ended December 31, 2024 includes an additional dividend of $1.80 per common share, consisting of a combination of cash and the Company’s common shares. The dividend was paid January 30, 2025, to shareholders of record on December 12, 2024. The year ended December 31, 2023 includes an additional cash dividend of $0.20 per common share. The dividend was paid January 12, 2024, to shareholders of record on December 29, 2023.

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(Thousands of dollars)

	2024	2023	2022
OPERATING ACTIVITIES
Net income	$368,983	$178,495	$122,791
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	140,249	158,231	147,339
Non-cash cost of land and improved development	44,409	29,768	28,374
Stock-based incentive compensation expense	14,232	14,002	12,356
Deferred income taxes	2,639	278	(5,352)
Pension settlement charge	5,979	2,036	—
Amortization of losses from pension and postretirement plans	1	6	753
Timber write-offs resulting from casualty events	—	2,302	729
Gain on sale of large disposition of timberlands	(291,078)	(105,078)	(16,606)
Other	(601)	13,169	1,049
Changes in operating assets and liabilities:
Receivables	(2,830)	4,404	(9,109)
Inventories	2,006	513	(4,335)
Accounts payable	571	1,505	1,144
All other operating activities	(22,968)	(1,256)	(9,943)
CASH PROVIDED BY OPERATING ACTIVITIES	261,592	298,375	269,190
INVESTING ACTIVITIES
Capital expenditures	(79,780)	(81,447)	(74,811)
Real estate development investments	(25,818)	(23,078)	(13,698)
Purchase of timberlands	(22,753)	(14,062)	(458,530)
Net proceeds from large disposition of timberlands	484,787	239,898	29,496
Other	(2,423)	2,776	1,180
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	354,013	124,087	(516,363)
FINANCING ACTIVITIES
Issuance of debt	—	—	656,842
Repayment of debt	(250,000)	(150,000)	(531,842)
Dividends paid on common shares (a)	(200,566)	(169,990)	(165,707)
Distributions to noncontrolling interests in the Operating Partnership (b)	(2,808)	(2,962)	(3,668)
Proceeds from the issuance of common shares under incentive stock plan	—	75	2,628
Proceeds from the issuance of common shares under the “at-the-market” (ATM) equity offering program, net of commissions and offering costs	—	(81)	61,557
Repurchase of common shares to pay withholding taxes on vested incentive stock awards	(4,179)	(4,217)	(4,225)
Repurchase of common shares made under repurchase program	(14,687)	—	—
Debt issuance costs	—	—	(740)
Distributions to noncontrolling interests in consolidated affiliates	(7,120)	(1,699)	(19,434)
CASH USED FOR FINANCING ACTIVITIES	(479,360)	(328,874)	(4,589)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,419)	(621)	(1,970)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	134,826	92,967	(253,732)
Balance, beginning of year	208,374	115,407	369,139
Balance, end of year	$343,200	$208,374	$115,407

(a)The year ended December 31, 2024 includes an additional cash dividend of $0.20 per common share, totaling $29.8 million. The additional dividend was paid January 12, 2024, to shareholders of record on December 29, 2023.
(b)The year ended December 31, 2024 includes an additional cash distribution of $0.20 per Redeemable Operating Partnership Unit, totaling $0.5 million. The additional distribution was paid January 12, 2024, to holders of record on December 29, 2023.

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the Years Ended December 31,
(Thousands of dollars)

	2024	2023	2022
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year:
Interest (a)	$38,605	$48,742	$35,717
Income taxes	5,877	4,816	15,127
Non-cash investing activity:
Capital assets purchased on account	$7,657	$7,490	$4,435
Non-cash financing activity:
Noncontrolling interests in consolidated affiliates redemption of shares (b)	—	—	$27,860

(a)Interest paid is presented net of patronage payments received of $8.3 million, $6.2 million and $6.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. For additional information on patronage payments, see Note 7 — Debt.
(b)The New Zealand subsidiary made a capital distribution in order to redeem certain equity interests, resulting in the recording of a loan payable by the New Zealand subsidiary in the amount of $27.9 million for the year ended December 31, 2022. See Note 5 — Noncontrolling Interests and Note 7 — Debt for further information.

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31,
(Thousands of dollars, except per unit data)

	2024	2023	2022
SALES (NOTE 3)	$1,262,997	$1,056,933	$909,072
Costs and Expenses
Cost of sales	(784,833)	(762,570)	(688,284)
Selling and general expenses	(74,421)	(74,773)	(64,670)
Other operating (expense) income, net (Note 17)	(1,277)	(8,306)	9,704
	(860,531)	(845,649)	(743,250)
OPERATING INCOME	402,466	211,284	165,822
Interest expense, net	(36,916)	(48,342)	(36,207)
Interest and other miscellaneous income, net	10,483	20,675	2,565
INCOME BEFORE INCOME TAXES	376,033	183,617	132,180
Income tax expense (Note 20)	(7,050)	(5,122)	(9,389)
NET INCOME	368,983	178,495	122,791
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(5,002)	(2,097)	(13,321)
NET INCOME ATTRIBUTABLE TO RAYONIER, L.P. UNITHOLDERS	363,981	176,398	109,470
NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
Limited Partners	360,341	174,634	108,375
General Partners	3,640	1,764	1,095
Net income attributable to unitholders	363,981	176,398	109,470
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment, net of income tax effect of $0, $0 and $0	(33,100)	(1,516)	(23,093)
Cash flow hedges, net of income tax effect of $3,790, $2,368 and $555	(16,356)	(9,957)	76,039
Pension and postretirement benefit plans, net of income tax effect of $1,222, $0 and $0	9,846	593	1,627
Total other comprehensive (loss) income	(39,610)	(10,880)	54,573
COMPREHENSIVE INCOME	329,373	167,615	177,364
Less: Comprehensive income attributable to noncontrolling interests in consolidated affiliates	(1,276)	(3,449)	(12,182)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER, L.P. UNITHOLDERS	$328,097	$164,166	$165,182
EARNINGS PER UNIT (NOTE 6)
Basic earnings per unit attributable to Rayonier, L.P.	$2.41	$1.17	$0.73
Diluted earnings per unit attributable to Rayonier, L.P.	$2.39	$1.17	$0.73
See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31,
(Thousands of dollars, except unit data)

	2024	2023
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$323,158	$207,696
Restricted cash, current (Note 21)	19,366	—
Trade receivables, less allowance for doubtful accounts of $401 and $210	26,969	28,652
Other receivables	13,239	11,517
Inventory (Note 15)	32,341	31,017
Prepaid logging roads	12,196	15,425
Prepaid expenses	3,575	3,645
Assets held for sale (Note 22)	5,371	9,932
Other current assets	678	9,074
Total current assets	436,893	316,958
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,724,069	3,004,316
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 14)	109,610	105,595
PROPERTY, PLANT AND EQUIPMENT
Land	5,581	6,453
Buildings	26,200	31,251
Machinery and equipment	5,047	6,523
Construction in progress	779	1,841
Total property, plant and equipment, gross	37,607	46,068
Less — accumulated depreciation	(19,232)	(19,059)
Total property, plant and equipment, net	18,375	27,009
RESTRICTED CASH, NON-CURRENT (NOTE 21)	676	678
RIGHT-OF-USE ASSETS (NOTE 16)	82,670	95,474
OTHER ASSETS (NOTE 23)	102,126	97,555
TOTAL ASSETS	$3,474,419	$3,647,585
LIABILITIES, REDEEMABLE OPERATING PARTNERSHIP UNITS AND CAPITAL
CURRENT LIABILITIES
Accounts payable	$26,059	$26,561
Current maturities of long-term debt, net (Note 7)	19,442	—
Accrued taxes	4,238	4,394
Accrued payroll and benefits	16,052	14,215
Accrued interest	5,228	7,094
Pension and other postretirement benefits (Note 18)	57	8,444
Distribution payable	271,815	30,148
Deferred revenue	20,902	19,012
Other current liabilities	24,917	30,409
Total current liabilities	388,710	140,277
LONG-TERM DEBT, NET (NOTE 7)	1,089,770	1,365,773
PENSION AND OTHER POSTRETIREMENT BENEFITS, NON-CURRENT (NOTE 18)	1,349	1,441
LONG-TERM LEASE LIABILITY (NOTE 16)	76,297	87,684
LONG-TERM DEFERRED REVENUE	10,697	11,294
OTHER NON-CURRENT LIABILITIES	75,220	81,863
COMMITMENTS AND CONTINGENCIES (NOTES 10 and 11)
REDEEMABLE OPERATING PARTNERSHIP UNITS (NOTE 5) 1,986,319 and 2,443,898 Units outstanding, respectively	51,843	81,651
CAPITAL
General partners’ capital	17,772	18,325
Limited partners’ capital	1,759,405	1,814,193
Accumulated other comprehensive (loss) income (Note 24)	(7,865)	28,018
TOTAL CONTROLLING INTEREST CAPITAL	1,769,312	1,860,536
Noncontrolling interests in consolidated affiliates (Note 5)	11,221	17,066
TOTAL CAPITAL	1,780,533	1,877,602
TOTAL LIABILITIES, REDEEMABLE OPERATING PARTNERSHIP UNITS AND CAPITAL	$3,474,419	$3,647,585

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Thousands of dollars, except unit data)

			Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interests in Consolidated Affiliates	Total Capital
	Units
	General Partners’ Capital	Limited Partners’ Capital
Balance, December 31, 2021	$17,872	$1,769,367	($15,463)	$43,802	$1,815,578
Net income	1,095	108,375	—	13,321	122,791
Distributions on units ($1.125 per unit)	(1,696)	(167,874)	—	—	(169,570)
Issuance of units under the “at-the-market” equity offering, net of commissions and offering costs of $1.1 million	593	58,757	—	—	59,350
Issuance of units under incentive stock plans	25	2,441	—	—	2,466
Stock-based incentive compensation	124	12,232	—	—	12,356
Repurchase of units	(42)	(4,183)	—	—	(4,225)
Adjustment of Redeemable Operating Partnership Units	241	23,894	—	—	24,135
Conversion of units to common shares	39	3,886	—	—	3,925
Pension and postretirement benefit plans	—	—	1,627	—	1,627
Foreign currency translation adjustment	—	—	(22,282)	(811)	(23,093)
Cash flow hedges	—	—	76,367	(328)	76,039
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(12,807)	(12,807)
Noncontrolling interests in consolidated affiliates redemption of unit equivalents	—	—	—	(27,860)	(27,860)
Balance, December 31, 2022	$18,251	$1,806,895	$40,249	$15,317	$1,880,712
Net income	1,764	174,634	—	2,097	178,495
Distributions on units ($1.34 per unit) (a)	(2,029)	(200,887)	—	—	(202,916)
Issuance of units under the “at-the-market” equity offering, net of commissions and offering costs	(1)	(80)	—	—	(81)
Issuance of units under incentive stock plans	1	74	—	—	75
Stock-based incentive compensation	140	13,862	—	—	14,002
Repurchase of units	(42)	(4,175)	—	—	(4,217)
Adjustment of Redeemable Operating Partnership Units	(8)	(798)	—	—	(806)
Conversion of units to common shares	249	24,668	—	—	24,917
Pension and postretirement benefit plans	—	—	593	—	593
Foreign currency translation adjustment	—	—	(1,466)	(50)	(1,516)
Cash flow hedges	—	—	(11,358)	1,401	(9,957)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,699)	(1,699)
Balance, December 31, 2023	$18,325	$1,814,193	$28,018	$17,066	$1,877,602
Net income	3,640	360,341	—	5,002	368,983
Distributions on units ($2.94 per unit) (a)	(4,445)	(440,050)	—	—	(444,495)
Stock-based incentive compensation	143	14,089	—	—	14,232
Repurchase of units	(189)	(18,677)	—	—	(18,866)
Adjustment of Redeemable Operating Partnership Units	150	14,864	—	—	15,014
Conversion of units to common shares	148	14,645	—	—	14,793
Pension and postretirement benefit plans	—	—	9,846	—	9,846
Foreign currency translation adjustment	—	—	(31,616)	(1,484)	(33,100)
Cash flow hedges	—	—	(14,113)	(2,243)	(16,356)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(7,120)	(7,120)
Balance, December 31, 2024	$17,772	$1,759,405	($7,865)	$11,221	$1,780,533

(a)The year ended December 31, 2024 includes an additional distribution of $1.80 per unit, consisting of a combination of cash and units. The distribution was paid January 30, 2025, to holders of record on December 12, 2024. The year ended December 31, 2023 includes an additional cash distribution of $0.20 per unit. The cash distribution was paid January 12, 2024, to holders of record on December 29, 2023.
See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(Thousands of dollars)

	2024	2023	2022
OPERATING ACTIVITIES
Net income	$368,983	$178,495	$122,791
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization	140,249	158,231	147,339
Non-cash cost of land and improved development	44,409	29,768	28,374
Stock-based incentive compensation expense	14,232	14,002	12,356
Deferred income taxes	2,639	278	(5,352)
Pension settlement charge	5,979	2,036	—
Amortization of losses from pension and postretirement plans	1	6	753
Timber write-offs resulting from casualty events	—	2,302	729
Gain on sale of large disposition of timberlands	(291,078)	(105,078)	(16,606)
Other	(601)	13,169	1,049
Changes in operating assets and liabilities:
Receivables	(2,830)	4,404	(9,109)
Inventories	2,006	513	(4,335)
Accounts payable	571	1,505	1,144
All other operating activities	(22,968)	(1,256)	(9,943)
CASH PROVIDED BY OPERATING ACTIVITIES	261,592	298,375	269,190
INVESTING ACTIVITIES
Capital expenditures	(79,780)	(81,447)	(74,811)
Real estate development investments	(25,818)	(23,078)	(13,698)
Purchase of timberlands	(22,753)	(14,062)	(458,530)
Net proceeds from large disposition of timberlands	484,787	239,898	29,496
Other	(2,423)	2,776	1,180
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	354,013	124,087	(516,363)
FINANCING ACTIVITIES
Issuance of debt	—	—	656,842
Repayment of debt	(250,000)	(150,000)	(531,842)
Distributions on units (a)	(203,374)	(172,952)	(169,375)
Proceeds from the issuance of units under incentive stock plan	—	75	2,628
Proceeds from the issuance of units under the “at-the-market” (ATM) equity offering program, net of commissions and offering costs	—	(81)	61,557
Repurchase of units to pay withholding taxes on vested incentive stock awards	(4,179)	(4,217)	(4,225)
Repurchase of units made under repurchase program	(14,687)	—	—
Debt issuance costs	—	—	(740)
Distributions to noncontrolling interests in consolidated affiliates	(7,120)	(1,699)	(19,434)
CASH USED FOR FINANCING ACTIVITIES	(479,360)	(328,874)	(4,589)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,419)	(621)	(1,970)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	134,826	92,967	(253,732)
Balance, beginning of year	208,374	115,407	369,139
Balance, end of year	$343,200	$208,374	$115,407

(a)The year ended December 31, 2024 includes an additional cash distribution of $0.20 per unit, totaling $30.2 million. The additional distribution was paid January 12, 2024, to holders of record on December 29, 2023.

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the Years Ended December 31,
(Thousands of dollars)

	2024	2023	2022
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year:
Interest (a)	$38,605	$48,742	$35,717
Income taxes	5,877	4,816	15,127
Non-cash investing activity:
Capital assets purchased on account	$7,657	$7,490	$4,435
Non-cash financing activity:
Noncontrolling interests in consolidated affiliates redemption of shares (b)	—	—	$27,860

(a)Interest paid is presented net of patronage payments received of $8.3 million, $6.2 million and $6.0 million for the years ended December 31, 2024, 2023 and 2022, respectively. For additional information on patronage payments, see Note 7 — Debt.
(b)The New Zealand subsidiary made a capital distribution in order to redeem certain equity interests, resulting in the recording of a loan payable by the New Zealand subsidiary in the amount of $27.9 million for the year ended December 31, 2022. See Note 5 — Noncontrolling Interests and Note 7 — Debt for further information.

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
As of December 31, 2024, the Company owned a 98.7% interest in the Operating Partnership, with the remaining 1.3% interest owned by limited partners of the Operating Partnership. As the sole general partner of the Operating Partnership, Rayonier Inc. has exclusive control of the day-to-day management of the Operating Partnership.
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
NOTES RECEIVABLE
Notes receivable are amounts due to us for the sale of real estate. See Note 23 — Other Assets for additional information.
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

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
GOODWILL
    Goodwill represents the excess of the acquisition cost of the New Zealand Timber segment over the fair value of the net assets acquired. Goodwill is not amortized, but is periodically reviewed for impairment. An impairment test for this reporting unit’s goodwill is performed annually and whenever events or circumstances indicate that the value of goodwill may be impaired. We compare the fair value of the New Zealand Timber segment, using an independent valuation for the New Zealand forest assets, to its carrying value including goodwill. The independent valuation of the New Zealand forest assets is based on discounted cash flow models where the fair value is calculated using cash flows from sustainable forest management plans. The fair value of the forest assets is measured as the present value of cash flows from one growth cycle based on the productive forest land, taking into consideration environmental, operational, and market restrictions. These cash flow valuations involve a number of estimates that require broad assumptions and significant judgment regarding future performance. The annual impairment test was performed as of October 1, 2024; the estimated fair value of the New Zealand Timber segment exceeded its carrying value and no impairment was recorded. Except for changes in the New Zealand foreign exchange rate, there have been no adjustments to the carrying value of goodwill since the initial recognition. See Note 23 — Other Assets for additional information.
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

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
REVENUE RECOGNITION
    We recognize revenues when control of promised goods or services (“performance obligations”) is transferred to customers, in an amount that reflects the consideration expected in exchange for those goods or services (“transaction price”). Unsatisfied performance obligations as of December 31, 2024 are primarily due to advances on stumpage contracts, unearned license revenue and unearned carbon capture and storage revenue. Of these performance obligations, $20.9 million is expected to be recognized within the next twelve months, while the remaining $10.7 million is expected to be recognized as we satisfy our performance obligations. We generally collect payment within a year of satisfying performance obligations and therefore have elected not to adjust revenues for a financing component.
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
Builder Price Participation
    Builder Price Participation is the variable component of the transaction price for certain development sales in our Real Estate segment. Builder Price Participation reflects the lot premium that is earned when a homebuilder that purchased land from us develops and sells a home to a third-party at a price above a predetermined threshold. The excess over the threshold is shared between us and the homebuilder concurrent with the closing on the sale of the home based upon a contractually designated percentage.
    We generally constrain Builder Price Participation and, accordingly, we do not recognize an estimate of variable consideration. The constraint is primarily based on the following factors:
•There is considerable variability in home prices due to customer options, incentives, and general market conditions;

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
•The time between the sale of land to a homebuilder and the subsequent closing on a completed home can take up to three years; and
•Builder Price Participation is highly susceptible to factors outside of our control, such as unemployment and interest rates, among other factors.
    We evaluate contracts with homebuilders with respect to Builder Price Participation at each reporting period to determine whether a change in facts and circumstances has eliminated the constraint and will record an estimate of Builder Price Participation revenue, if applicable.
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
EMPLOYEE BENEFIT PLANS
    The determination of expense and funding requirements for our defined benefit pension plan, its unfunded excess pension plan and its postretirement life insurance plan are largely based on a number of actuarial assumptions. The key assumptions include discount rate, return on assets, mortality rates and longevity of employees. See Note 18 — Employee Benefit Plans for assumptions used to determine benefit obligations, and the net periodic benefit cost for the year ended December 31, 2024.
    Periodic pension and other postretirement expense is included in “Cost of sales,” “Selling and general expenses” and “Interest and other miscellaneous income, net” in the Consolidated Statements of Income and Comprehensive Income (Loss). The service cost component of net periodic benefit cost is included in “Cost of sales” and “Selling and general expenses” while the other components of net periodic benefit cost (interest cost, expected return on plan assets and amortization of losses or gains) are presented outside of income from operations in “Interest and other miscellaneous income, net.” Changes in the funded status of our plans are recorded through other comprehensive (loss) income in the year in which the changes occur. We measure plan assets and benefit obligations as of the fiscal year-end.
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
RECENTLY ADOPTED ACCOUNTING STANDARDS
We adopted Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures in the year ended December 31, 2024 with no impact on the consolidated financial statements. See Note 2 — Segment and Geographical Information for additional information.
ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses and in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. ASU 2024-03 requires additional disclosure about certain costs and expenses in the notes to financial statements. The pronouncement is effective for annual reporting periods in fiscal years beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The requirements in this ASU may be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all prior periods presented in the financial statements. We are currently evaluating the impact of adopting this new guidance on the consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced annual income tax disclosures, primarily through changes to the rate reconciliation and income taxes paid reconciliation. The pronouncement is effective for annual reporting periods in fiscal years beginning after December 15, 2024 and should be applied on a prospective basis. Early adoption and retrospective application are permitted. We do not expect the adoption of this pronouncement to impact our consolidated financial statements as this is a disclosure only ASU.
Recent accounting pronouncements adopted or pending adoption not discussed above are either not applicable or are not expected to have a material impact on our consolidated financial condition, results of operations, or cash flows.

SUBSEQUENT EVENTS
On January 30, 2025, we paid approximately $66.9 million in cash and issued approximately 7.6 million common shares in relation to our special dividend of $1.80 per common share, consisting of a combination of cash and the Company's common shares. In addition, we paid $0.9 million in cash and issued approximately 101,000 Redeemable Operating Partnership Units in relation to our special distribution of $1.80 per Redeemable Operating Partnership Unit, consisting of $0.45 per unit in cash and $1.35 per unit in Redeemable Operating Partnership Units.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
On February 5, 2025, the Company’s board of directors declared a first quarter cash dividend of $0.2725 per common share. The adjustment in the quarterly dividend to $0.2725 per share from $0.285 per share reflects the 7.6 million incremental shares issued to shareholders as part of the Company’s recent special dividend.
On February 5, 2025, the Company’s board of directors declared a first quarter cash distribution of $0.2725 per Redeemable Operating Partnership Unit. The adjustment in the quarterly distribution amount to $0.2725 per Redeemable Operating Partnership Unit from $0.285 per Redeemable Operating Partnership Unit reflects the incremental units issued to unitholders as part of the special dividend.
2.    SEGMENT AND GEOGRAPHICAL INFORMATION
As of December 31, 2024, Rayonier operated in five reportable segments: Southern Timber, Pacific Northwest Timber, New Zealand Timber, Real Estate, and Trading. Sales between operating segments are made based on estimated fair market value, and intercompany sales, purchases and profits (losses) are eliminated in consolidation. The Company’s chief operating decision maker (“CODM”), the Chief Executive Officer, evaluates the operating performance of the Company’s segments based on Adjusted Earnings before Interest, Taxes, Depreciation, Depletion and Amortization (“Adjusted EBITDA”) to make decisions about allocating resources and assessing performance. Total assets by segment are not used by the CODM to assess the performance of, or allocate resources to, the Company’s segments, therefore total assets by segment are not disclosed.
Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of land and improved development, non-operating income and expense, costs related to disposition initiatives, restructuring charges, timber write-offs resulting from casualty events, gain associated with the multi-family apartment complex sale attributable to noncontrolling interests and Large Dispositions.
We believe that Operating income, as defined by U.S. GAAP, is the most appropriate earnings measurement with which to reconcile Adjusted EBITDA. Adjusted EBITDA should not be considered as an alternative to Operating income as determined in accordance with U.S. GAAP. Operating income as presented in the Consolidated Statements of Income and Comprehensive Income (Loss) is equal to segment income.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
The following tables summarize the segment information for the three years ended December 31:

Year Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
December 31, 2024
Sales (a)	$250,419	$100,786	$238,624	$643,769	$29,631	($232)	$1,262,997
Costs and Expenses
Cut & haul costs	(51,041)	(42,001)	(85,460)	—	(3,260)	—	(181,762)
Port / freight costs	(2,412)	(1,828)	(75,345)	—	(10,914)	—	(90,499)
Depreciation, depletion and amortization (a)	(73,409)	(31,668)	(20,317)	(169,020)	—	(1,791)	(296,205)
Non-cash cost of land and improved development (a)	—	—	—	(82,003)	—	—	(82,003)
Other costs and expenses (b)	(45,655)	(31,600)	(24,032)	(52,361)	(15,512)	(40,902)	(210,062)
Operating income (loss)	$77,902	($6,311)	$33,470	$340,385	($55)	($42,925)	$402,466
Add: Costs related to disposition initiatives (c)	—	—	—	—	—	1,597	1,597
Add: Restructuring charges (d)	—	—	—	—	—	1,139	1,139
Add: Depreciation, depletion and amortization (e)	73,409	31,668	20,317	13,064	—	1,791	140,249
Add: Non-cash cost of land and improved development (e)	—	—	—	44,409	—	—	44,409
Less: Large Dispositions (f)	—	—	—	(291,078)	—	—	(291,078)
Adjusted EBITDA	$151,311	$25,357	$53,787	$106,780	($55)	($38,398)	$298,782

Reconciliation of segment results to consolidated income before taxes
Interest, net and miscellaneous income (g)							($27,708)
Depreciation, depletion and amortization (e)							(140,249)
Non-cash cost of land and improved development (e)							(44,409)
Non-operating income							1,275
Costs related to disposition initiatives (c)							(1,597)
Restructuring charges (d)							(1,139)
Large Dispositions (f)							291,078
Income Before Income Taxes							$376,033
Income tax expense							(7,050)
Net Income							$368,983

(a)Real Estate segment sales, depreciation, depletion and amortization, and non-cash cost of land and improved development includes $495.0 million, $156.0 million, and $37.6 million, respectively, from Large Dispositions.
(b)Other costs and expenses for each reportable segment primarily includes other direct and indirect cost of sales and selling and general expenses.
(c)Costs related to disposition initiatives include legal, advisory, and other due diligence costs incurred in connection with the Company’s asset disposition plan, which was announced in November 2023. Costs related to disposition initiatives are recorded within the Consolidated Statements of Income and Comprehensive Income (Loss) under the caption “Other operating (expense) income, net.”
(d)Restructuring charges include severance costs related to workforce optimization initiatives. Restructuring charges are recorded within the Consolidated Statements of Income and Comprehensive Income (Loss) under the caption “Other operating (expense) income, net.”
(e)Excludes depreciation, depletion and amortization, and non-cash cost of land and improved development of $156.0 million, and $37.6 million, respectively, from Large Dispositions.
(f)Large Dispositions are defined as transactions involving the sale of productive timberland assets that exceed $20 million in size and do not reflect a demonstrable premium relative to timberland value. The year ended December 31, 2024 includes the sale of approximately 200,000 acres for an aggregate sale price of $495.0 million. These dispositions consisted of approximately 91,000 acres in Southeast Oklahoma and 109,000 acres on the Olympic Peninsula in Northwest Washington.
(g)Includes a $1.6 million gain from a terminated cash flow hedge.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Year Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
December 31, 2023
Sales (a)	$264,128	$124,145	$235,481	$389,963	$43,684	($468)	$1,056,933
Costs and Expenses
Cut & haul costs	(57,964)	(56,565)	(84,537)	—	(1,299)	—	(200,365)
Port / freight costs	(4,543)	(5,173)	(64,825)	—	(14,810)	—	(89,351)
Depreciation, depletion and amortization (a)	(79,974)	(36,924)	(21,666)	(109,085)	—	(1,712)	(249,361)
Non-cash cost of land and improved development (a)	—	—	—	(73,458)	—	—	(73,458)
Other costs and expenses (b)	(45,391)	(34,481)	(38,408)	(50,815)	(27,083)	(36,936)	(233,114)
Operating income (loss)	$76,256	($8,998)	$26,045	$156,605	$492	($39,116)	$211,284
Add: Depreciation, depletion and amortization (c)	79,974	36,924	21,666	17,955	—	1,712	158,231
Add: Non-cash cost of land and improved development (c)	—	—	—	29,768	—	—	29,768
Add: Timber write-offs resulting from casualty events (d)	—	—	2,302	—	—	—	2,302
Less: Large Dispositions (e)	—	—	—	(105,078)	—	—	(105,078)
Adjusted EBITDA	$156,230	$27,926	$50,013	$99,250	$492	($37,404)	$296,507

Reconciliation of segment results to consolidated income before taxes
Interest, net and miscellaneous income							($45,945)
Depreciation, depletion and amortization (c)							(158,231)
Non-cash cost of land and improved development (c)							(29,768)
Non-operating income							18,278
Timber write-offs resulting from casualty events (d)							(2,302)
Large Dispositions (e)							105,078
Income Before Income Taxes							$183,617
Income tax expense							(5,122)
Net Income							$178,495

(a)Real Estate segment sales, depreciation, depletion and amortization, and non-cash cost of land and improved development includes $242.2 million, $91.1 million, and $43.7 million, respectively, from Large Dispositions.
(b)Other costs and expenses for each reportable segment primarily includes other direct and indirect cost of sales and selling and general expenses.
(c)Excludes depreciation, depletion and amortization, and non-cash cost of land and improved development of $91.1 million, and $43.7 million, respectively, from Large Dispositions.
(d)Timber write-offs resulting from casualty events include the write-off and adjustments of merchantable and pre-merchantable timber volume damaged by a casualty event that cannot be salvaged. Timber write-offs resulting from casualty events are recorded within the Consolidated Statements of Income and Comprehensive Income (Loss) under the caption “cost of sales.”
(e)Large Dispositions are defined as transactions involving the sale of productive timberland assets that exceed $20 million in size and do not reflect a demonstrable premium relative to timberland value. The year ended December 31, 2023 includes the sale of approximately 55,000 acres in Oregon for $242.2 million.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Year Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Corporate and Other	Total
December 31, 2022
Sales (a)	$264,201	$162,237	$274,076	$138,008	$70,952	($402)	$909,072
Costs and Expenses
Cut & haul costs	(63,977)	(62,731)	(94,253)	—	(4,975)	—	(225,936)
Port / freight costs	(6,836)	(2,803)	(94,061)	—	(27,689)	—	(131,389)
Depreciation, depletion and amortization (a)	(60,298)	(48,024)	(23,876)	(22,216)	—	(1,255)	(155,669)
Non-cash cost of land and improved development (a)	—	—	—	(32,934)	—	—	(32,934)
Other costs and expenses (b)	(36,474)	(33,487)	(31,265)	(24,363)	(37,906)	(33,827)	(197,322)
Operating income (loss)	$96,616	$15,192	$30,621	$58,495	$382	($35,484)	$165,822
Add: Depreciation, depletion and amortization (c)	60,298	48,024	23,876	13,886	—	1,255	147,339
Add: Non-cash cost of land and improved development (c)	—	—	—	28,374	—	—	28,374
Add: Timber write-offs resulting from casualty events (d)	—	729	—	—	—	—	729
Less: Gain associated with the multi-family apartment complex sale attributable to NCI (e)	—	—	—	(11,480)	—	—	(11,480)
Less: Large Dispositions (f)	—	—	—	(16,606)	—	—	(16,606)
Adjusted EBITDA	$156,914	$63,945	$54,497	$72,669	$382	($34,229)	$314,178

Reconciliation of segment results to consolidated income before taxes
Interest, net and miscellaneous income							($33,194)
Depreciation, depletion and amortization (c)							(147,339)
Non-cash cost of land and improved development (c)							(28,374)
Non-operating expense							(448)
Timber write-offs resulting from casualty events (d)							(729)
Gain associated with the multi-family apartment complex sale attributable to NCI (e)							11,480
Large Dispositions (f)							16,606
Income Before Income Taxes							$132,180
Income tax expense							(9,389)
Net Income							$122,791

(a)Real Estate segment sales, depreciation, depletion and amortization, and non-cash cost of land and improved development includes $30.5 million, $8.3 million, and $4.6 million, respectively from Large Dispositions.
(b)Other costs and expenses for each reportable segment primarily includes other direct and indirect cost of sales and selling and general expenses.
(c)Excludes depreciation, depletion, and amortization and non-cash cost of land and improved development of $8.3 million and $4.6 million.
(d)Timber write-offs resulting from casualty events include the write-off and adjustments of merchantable and pre-merchantable timber volume damaged by casualty events that cannot be salvaged. Timber write-offs resulting from casualty events are recorded within the Consolidated Statements of Income and Comprehensive Income (Loss) under the caption “cost of sales.”
(e)The gain associated with the multi-family apartment complex sale attributable to noncontrolling interests represents the gain recognized in connection with the sale of property by the Bainbridge Landing joint venture attributable to noncontrolling interests. The gain associated with the multi-family apartment complex sale attributable to noncontrolling interest is recorded within the Consolidated Statements of Income and Comprehensive Income (Loss) under the caption “Other operating (expense) income, net.”
(f)Large Dispositions are defined as transactions involving the sale of productive timberland assets that exceed $20 million in size and do not reflect a demonstrable premium relative to timberland value. The year ended December 31, 2022 includes the sale of approximately 11,000 acres in Washington for $30.5 million.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	Gross Capital Expenditures
	2024	2023	2022
Capital Expenditures (a)
Southern Timber	$48,398	$46,506	$39,301
Pacific Northwest Timber	13,340	17,371	16,770
New Zealand Timber	17,686	16,663	18,455
Real Estate	323	302	285
Corporate and other	33	605	—
Total capital expenditures	$79,780	$81,447	$74,811

Timberland Acquisitions
Southern Timber	$22,753	$10,471	$457,770
Pacific Northwest Timber	—	3,591	26
New Zealand Timber	—	—	734
Total timberland acquisitions	$22,753	$14,062	$458,530

Total Gross Capital Expenditures	$102,533	$95,509	$533,341

(a)Excludes timberland acquisitions presented separately, in addition to real estate development investments of $25.8 million, $23.1 million and $13.7 million in the years ended December 31, 2024, 2023 and 2022, respectively.

	Geographical Operating Information
	Sales			Operating Income			Identifiable Assets
	2024	2023	2022	2024	2023	2022	2024	2023
United States	$987,697	$787,906	$576,780	$363,803	$185,156	$135,900	$2,998,504	$3,098,555
New Zealand	275,300	269,027	332,292	38,663	26,128	29,922	475,915	549,030
Total	$1,262,997	$1,056,933	$909,072	$402,466	$211,284	$165,822	$3,474,419	$3,647,585

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
The following table contains contract balances recorded in the Consolidated Balance Sheets at December 31, 2024 and 2023:

Year	2024	2023	Balance Sheet Location
Contract assets
Trade receivables, net (a)	$26,969	$28,652	Trade receivables
Contract liabilities
Deferred revenue, current (b)	20,902	19,012	Deferred revenue
Deferred revenue, non-current (c)	10,697	11,294	Long-term deferred revenue

(a)The decrease in trade receivables was primarily driven by timing of sales in our timber segments.
(b)The increase in deferred revenue, current is primarily driven by the current portion of carbon capture and storage contracts entered into during 2024, partially offset by the satisfaction of post-closing obligations on real estate sales and the timing of advance payments on non-timber and stumpage contracts.
(c)The decrease in deferred revenue, non-current is primarily driven by a decrease in the non-current portion of carbon capture and storage contracts.
    The following table summarizes revenue recognized during the years ended December 31, 2024 and 2023 that was included in the contract liability balance at the beginning of each year:

	Year Ended December 31,
	2024	2023
Revenue recognized from contract liability balance at the beginning of the year (a)	$26,534	$21,187

(a)Revenue recognized was primarily from hunting licenses, carbon capture and storage (“CCS”), the use of advances on pay-as-cut timber sales, and the satisfaction of post closing obligations on net real estate sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
    The following tables present our revenue from contracts with customers disaggregated by product type for the years ended December 31, 2024, 2023 and 2022:

Year Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Elim.	Total
December 31, 2024
Pulpwood	$94,820	$5,473	$34,110	—	$2,459	—	$136,862
Sawtimber	99,636	89,726	181,232	—	25,667	—	396,261
Hardwood	4,967	—	—	—	—	—	4,967
Total Timber Sales	199,423	95,199	215,342	—	28,126	—	538,090
License Revenue, primarily from Hunting	21,164	942	320	—	—	—	22,426
Land Based Solutions (a)	14,518	50	—	—	—	—	14,568
Other Non-Timber/Carbon Credit Revenue	15,314	4,595	22,962	—	—	—	42,871
Agency Fee Income	—	—	—	—	1,273	—	1,273
Total Non-Timber Sales	50,996	5,587	23,282	—	1,273	—	81,138
Improved Development	—	—	—	30,754	—	—	30,754
Unimproved Development	—	—	—	12,400	—	—	12,400
Rural	—	—	—	72,913	—	—	72,913
Timberland & Non-Strategic	—	—	—	16,111	—	—	16,111
Conservation Easements	—	—	—	1,101	—	—	1,101
Deferred Revenue/Other (b)	—	—	—	14,001	—	—	14,001
Large Dispositions	—	—	—	495,000	—	—	495,000
Total Real Estate Sales	—	—	—	642,280	—	—	642,280
Revenue from Contracts with Customers	250,419	100,786	238,624	642,280	29,399	—	1,261,508
Lease Revenue	—	—	—	1,489	—	—	1,489
Intersegment	—	—	—	—	232	(232)	—
Total Revenue	$250,419	$100,786	$238,624	$643,769	$29,631	($232)	$1,262,997
December 31, 2023
Pulpwood	$99,035	$8,410	$28,760	—	$3,961	—	$140,166
Sawtimber	123,312	109,446	182,355	—	37,894	—	453,007
Hardwood	4,279	—	—	—	—	—	4,279
Total Timber Sales	226,626	117,856	211,115	—	41,855	—	597,452
License Revenue, primarily from Hunting	23,130	1,344	279	—	—	—	24,753
Land Based Solutions (a)	3,989	1,355	—	—	—	—	5,344
Other Non-Timber/Carbon Credit Revenue	10,383	3,590	24,087	—	—	—	38,060
Agency Fee Income	—	—	—	—	1,361	—	1,361
Total Non-Timber Sales	37,502	6,289	24,366	—	1,361	—	69,518
Improved Development	—	—	—	30,707	—	—	30,707
Unimproved Development	—	—	—	114	—	—	114
Rural	—	—	—	99,665	—	—	99,665
Timberland & Non-Strategic	—	—	—	3,347	—	—	3,347
Deferred Revenue/Other (b)	—	—	—	12,516	—	—	12,516
Large Dispositions	—	—	—	242,200	—	—	242,200
Total Real Estate Sales	—	—	—	388,549	—	—	388,549
Revenue from Contracts with Customers	264,128	124,145	235,481	388,549	43,216	—	1,055,519
Lease Revenue	—	—	—	1,414	—	—	1,414
Intersegment	—	—	—	—	468	(468)	—
Total Revenue	$264,128	$124,145	$235,481	$389,963	$43,684	($468)	$1,056,933

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Year Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Real Estate	Trading	Elim.	Total
December 31, 2022
Pulpwood	$126,884	$15,094	$34,027	—	$7,178	—	$183,183
Sawtimber	92,512	141,541	219,082	—	62,116	—	515,251
Hardwood	17,216	—	—	—	—	—	17,216
Total Timber Sales	236,612	156,635	253,109	—	69,294	—	715,650
License Revenue, primarily from Hunting	21,135	1,069	341	—	—	—	22,545
Land Based Solutions (a)	1,067	7	—	—	—	—	1,074
Other Non-Timber/Carbon Credit Revenue	5,387	4,526	20,626	—	—	—	30,539
Agency Fee Income	—	—	—	—	1,256	—	1,256
Total Non-Timber Sales	27,589	5,602	20,967	—	1,256	—	55,414
Improved Development	—	—	—	35,413	—	—	35,413
Rural	—	—	—	59,485	—	—	59,485
Timberland & Non-Strategic	—	—	—	11,400	—	—	11,400
Deferred Revenue/Other (b)	—	—	—	(38)	—	—	(38)
Large Dispositions	—	—	—	30,471	—	—	30,471
Total Real Estate Sales	—	—	—	136,731	—	—	136,731
Revenue from Contracts with Customers	264,201	162,237	274,076	136,731	70,550	—	907,795
Lease Revenue	—	—	—	1,277	—	—	1,277
Intersegment	—	—	—	—	402	(402)	—
Total Revenue	$264,201	$162,237	$274,076	$138,008	$70,952	($402)	$909,072

(a)    Consists primarily of sales from carbon capture and storage (“CCS”) and solar energy contracts and conservation easements for habitat protection.
(b)    Includes deferred revenue adjustments, builder price participation and marketing fees related to Improved Development sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
The following table presents our timber sales disaggregated by contract type for the years ended December 31, 2024, 2023 and 2022:

Year Ended	Southern Timber	Pacific Northwest Timber	New Zealand Timber	Trading	Total
December 31, 2024
Stumpage Pay-as-Cut	$97,369	$8	—	—	$97,377
Stumpage Lump Sum	827	8,228	—	—	9,055
Total Stumpage	98,196	8,236	—	—	106,432

Delivered Wood (Domestic)	96,492	83,041	52,252	2,094	233,879
Delivered Wood (Export)	4,735	3,922	163,090	26,032	197,779
Total Delivered	101,227	86,963	215,342	28,126	431,658

Total Timber Sales	$199,423	$95,199	$215,342	$28,126	$538,090

December 31, 2023
Stumpage Pay-as-Cut	$109,583	—	—	—	$109,583
Stumpage Lump Sum	387	2,654	—	—	3,041
Total Stumpage	109,970	2,654	—	—	112,624

Delivered Wood (Domestic)	108,354	102,533	52,535	523	263,945
Delivered Wood (Export)	8,302	12,669	158,580	41,332	220,883
Total Delivered	116,656	115,202	211,115	41,855	484,828

Total Timber Sales	$226,626	$117,856	$211,115	$41,855	$597,452

December 31, 2022
Stumpage Pay-as-Cut	$98,967	—	—	—	$98,967
Stumpage Lump Sum	1,022	7,770	—	—	8,792
Total Stumpage	99,989	7,770	—	—	107,759

Delivered Wood (Domestic)	125,136	137,421	62,068	2,310	326,935
Delivered Wood (Export)	11,487	11,444	191,041	66,984	280,956
Total Delivered	136,623	148,865	253,109	69,294	607,891

Total Timber Sales	$236,612	$156,635	$253,109	$69,294	$715,650
SIGNIFICANT CUSTOMERS
For the year ended December 31, 2024, we closed on four Large Disposition transactions for a total of $495.0 million, representing approximately 39% of consolidated sales. Individually, each large disposition represents 10% or more of consolidated sales. For the year ended December 31, 2023, we closed on a 55,000-acre Large Disposition to Manulife Investment Management on behalf of clients for $242.2 million, representing approximately 23% of consolidated sales. For the year ended December 31, 2022, no individual customer (or group of customers under common control) represented 10% or more of consolidated sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
4.    TIMBERLAND ACQUISITIONS
During 2024, we acquired approximately 7,000 acres of U.S. timberland located in Florida and Georgia through three transactions for an aggregate value of $22.8 million, which were funded with cash on hand.
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
The following table summarizes the timberland acquisitions for the years ended December 31, 2024 and 2023:

	2024		2023
	Cost	Acres	Cost	Acres
Alabama (a)	—	—	$231	—
Florida	15,660	5,175	4,809	2,194
Georgia (a)	7,093	1,966	333	16
Louisiana (a)	—	—	74	—
Texas (a)	—	—	5,024	1,317
Washington	—	—	3,591	353
New Zealand	—	—	—	1,156
Total Acquisitions	$22,753	7,141	$14,062	5,036

(a)Includes costs incurred in 2023 associated with acquisitions completed in the fourth quarter of 2022.
5.    NONCONTROLLING INTERESTS
NONCONTROLLING INTERESTS IN CONSOLIDATED AFFILIATES
Matariki Forestry Group
    We maintain a 77% controlling financial interest in Matariki Forestry Group (the “New Zealand subsidiary”), a joint venture that owns or leases approximately 412,000 legal acres of New Zealand timberland. Accordingly, we consolidate the New Zealand subsidiary’s balance sheet and results of operations. The portions of the consolidated financial position and results of operations attributable to the New Zealand subsidiary’s 23% noncontrolling interest are reflected as an adjustment to income in our Consolidated Statements of Income and Comprehensive Income (Loss) under the caption “Net income attributable to noncontrolling interests in consolidated affiliates.” Rayonier New Zealand Limited (“RNZ”), a wholly-owned subsidiary, serves as the manager of the New Zealand subsidiary.
Ferncliff Investors
We maintain an ownership interest in Ferncliff Investors, a real estate joint venture entity. In 2017, Ferncliff Management and Ferncliff Investors were formed for the purpose of raising capital from third parties to invest in an unconsolidated real estate joint venture entity, Bainbridge Landing LLC, for the development of a multi-family community containing apartments and townhouses on a five-acre parcel in Bainbridge Island, Washington. Ferncliff Management is the manager and 33.33% owner of Ferncliff Investors, with the remaining ownership interest in Ferncliff Investors held by third-party investors. During 2024, Bainbridge Landing LLC, a joint venture in which Ferncliff Investors held a 50% interest, was dissolved. All development and real estate sales activities related to the project was completed prior to the dissolution.
In 2022, Bainbridge Landing, LLC completed the planned sale of its multi-family apartment complex in Bainbridge Island, Washington for a purchase price of $65.5 million. The equity income related to the apartment complex sale was $16.0 million, of which $4.5 million was attributable to Rayonier. In 2024, Bainbridge Landing, LLC completed the sale of its remaining townhouse units. The income related to the final property sales was $0.8 million, of which $0.3 million was attributable to Rayonier. Income associated with the Bainbridge Landing, LLC joint venture has been recognized in our Consolidated Statements of Income and Comprehensive Income (Loss) under the caption “Other operating (expense) income, net.”

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
The following table sets forth the Company’s noncontrolling interests in the Operating Partnership:

	2024	2023
Beginning noncontrolling interests in the Operating Partnership	$81,651	$105,763
Adjustment of noncontrolling interests in the Operating Partnership	(13,150)	2,421
Conversions of Redeemable Operating Partnership Units to common shares	(14,793)	(24,917)
Net income attributable to noncontrolling interests in the Operating Partnership	4,834	2,905
Other comprehensive loss attributable to noncontrolling interests in the Operating Partnership	(803)	(1,069)
Distributions to noncontrolling interests in the Operating Partnership (a)	(5,896)	(3,452)
Total noncontrolling interests in the Operating Partnership	$51,843	$81,651

(a)The year ended December 31, 2024 includes an additional distribution of $1.80 per Redeemable Operating Partnership Unit, consisting of a combination of cash and the Company’s Redeemable Operating Partnership Units. The distribution amount of $3.6 million was paid in cash and Redeemable Operating Partnership Units January 30, 2025, to holders of record on December 12, 2024. The year ended December 31, 2023 includes an additional distribution of $0.20 per Redeemable Operating Partnership Unit. The cash distribution amount of $0.5 million was paid January 12, 2024, to holders of record on December 29, 2023.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
6.    EARNINGS PER SHARE AND PER UNIT
    Basic earnings per common share (“EPS”) is calculated by dividing net income attributable to Rayonier Inc. by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated by dividing net income attributable to Rayonier Inc., before net income attributable to noncontrolling interests in the Operating Partnership by the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options, performance shares, restricted shares, restricted stock units, noncontrolling interests in Operating Partnership units and contingently issuable shares and units.
    The following table provides details of the calculations of basic and diluted earnings per common share of the Company for the three years ended December 31:

	2024	2023	2022
Earnings per common share - basic
Numerator:
Net Income	$368,983	$178,495	$122,791
Less: Net income attributable to noncontrolling interests in the Operating Partnership	(4,834)	(2,905)	(2,393)
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(5,002)	(2,097)	(13,321)
Net income attributable to Rayonier Inc.	$359,147	$173,493	$107,077
Denominator:
Denominator for basic earnings per common share - weighted average shares	148,839,858	148,046,673	146,209,847
Basic earnings per common share attributable to Rayonier Inc.:	$2.41	$1.17	$0.73
Earnings per common share - diluted
Numerator:
Net Income	$368,983	$178,495	$122,791
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(5,002)	(2,097)	(13,321)
Net income attributable to Rayonier Inc., before net income attributable to noncontrolling interests in the Operating Partnership	$363,981	$176,398	$109,470
Denominator:
Denominator for basic earnings per common share - weighted average shares	148,839,858	148,046,673	146,209,847
Add: Dilutive effect of:
Stock options	41	472	5,132
Performance shares, restricted shares and restricted stock units	362,352	401,351	669,501
Noncontrolling interests in Operating Partnership units	2,066,102	2,618,699	3,268,473
Contingently issuable shares and units from special dividend	827,150	—	—
Denominator for diluted earnings per common share - adjusted weighted average shares	152,095,503	151,067,195	150,152,953

Diluted earnings per common share attributable to Rayonier Inc.:	$2.39	$1.17	$0.73

	2024	2023	2022
Anti-dilutive shares excluded from computations of diluted earnings per common share:
Stock options, performance shares, restricted shares and restricted stock units	147,514	164,865	103,514

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
Basic earnings per unit (“EPU”) is calculated by dividing net income available to unitholders of Rayonier, L.P. by the weighted average number of units outstanding during the year. Diluted EPU is calculated by dividing net income available to unitholders of Rayonier, L.P. by the weighted average number of units outstanding adjusted to include the potentially dilutive effect of outstanding unit equivalents, including stock options, performance shares, restricted shares, restricted stock units and contingently issuable shares and units.
    The following table provides details of the calculations of basic and diluted earnings per unit of the Operating Partnership for the three years ended December 31:

	2024	2023	2022
Earnings per unit - basic
Numerator:
Net Income	$368,983	$178,495	$122,791
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(5,002)	(2,097)	(13,321)
Net income available to unitholders	$363,981	$176,398	$109,470
Denominator:
Denominator for basic earnings per unit - weighted average units	150,905,960	150,665,372	149,478,320
Basic earnings per unit attributable to Rayonier, L.P.:	$2.41	$1.17	$0.73
Earnings per unit - diluted
Numerator:
Net Income	$368,983	$178,495	$122,791
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(5,002)	(2,097)	(13,321)
Net income available to unitholders	$363,981	$176,398	$109,470
Denominator:
Denominator for basic earnings per unit - weighted average units	150,905,960	150,665,372	149,478,320
Add: Dilutive effect of unit equivalents:
Stock options	41	472	5,132
Performance shares, restricted shares and restricted stock units	362,352	401,351	669,501
Contingently issuable shares and units from special dividend	827,150	—	—
Denominator for diluted earnings per unit - adjusted weighted average units	152,095,503	151,067,195	150,152,953

Diluted earnings per unit attributable to Rayonier, L.P.	$2.39	$1.17	$0.73

	2024	2023	2022
Anti-dilutive unit equivalents excluded from computations of diluted earnings per unit:
Stock options, performance shares, restricted shares and restricted stock units	147,514	164,865	103,514

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
7.    DEBT
Our debt consisted of the following at December 31, 2024 and 2023:

	2024	2023
Debt:
Senior Notes due 2031 at a fixed interest rate of 2.75%	$450,000	$450,000
2015 Term Loan borrowings due 2028 at a variable interest rate of 6.15% (a)	200,000	350,000
2021 Incremental Term Loan borrowings due 2029 at a variable interest rate of 6.20% (a)	200,000	200,000
2016 Incremental Term Loan borrowings due 2026 at a variable interest rate of 6.30% (a)	200,000	200,000
2022 Incremental Term Loan borrowings due 2027	—	100,000
New Zealand subsidiary shareholder loan due 2026 at a fixed interest rate of 3.64% (b)	22,683	25,453
New Zealand subsidiary shareholder loan due 2027 at a fixed interest rate of 6.48% (b)	22,683	25,453
New Zealand subsidiary shareholder loan due 2025 at a fixed interest rate of 2.95% (b)	19,442	21,817
Total principal debt	1,114,808	1,372,723
Less: Current maturities of long-term debt	(19,442)	—
Less: Unamortized discounts	(2,431)	(2,772)
Less: Deferred financing costs	(3,165)	(4,178)
Total long-term debt	$1,089,770	$1,365,773

(a)Reflects variable interest rates as of December 31, 2024.
(b)Except for changes in the New Zealand foreign exchange rate, there have been no adjustments to the carrying value of the shareholder loans since inception.
Principal payments due during the next five years and thereafter are as follows:

Total
2025	19,442
2026	222,683
2027	22,683
2028	200,000
2029	200,000
Thereafter	450,000
Total debt	$1,114,808
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

All of our term credit agreements are benchmarked to Daily Simple SOFR plus a credit spread adjustment. While all of our term credit facilities provide for variable interest rates based on a spread over Daily Simple SOFR, we have entered into multiple interest rate swap agreements to fix all of our variable rate exposure. For each credit

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
facility described below, we provide our estimated effective interest rate after consideration of estimated patronage payments and interest rate swaps.
2015 TERM LOAN AGREEMENT
In August 2015, we entered into a credit agreement with CoBank, ACB, as administrative agent, and a syndicate of Farm Credit institutions and other commercial banks to provide $550 million of credit facilities, including a nine-year $350 million term loan facility (“2015 Term Loan Facility”). During the second half of 2024, we repaid $150 million of the principal balance on this loan. In connection with the repayment, we recognized a loss on early extinguishment of debt of $0.2 million, representing the write-off of a proportional amount of the unamortized deferred financing costs. The loss on early extinguishment of debt has been recorded in the Consolidated Statements of Income and Comprehensive Income (Loss) under the caption “Interest and other miscellaneous income, net.” The periodic interest rate on the 2015 Term Loan Facility is subject to a pricing grid based on our leverage ratio, as defined in the Term Credit Agreement. As of December 31, 2024, the periodic interest rate on the $200 million 2015 Term Loan Facility was Daily Simple SOFR plus 1.5% plus a credit spread adjustment of 0.1%. Monthly payments of interest only are due on this loan through maturity. We estimate the effective interest rate on this term loan facility to be approximately 2.0% after consideration of the interest rate swaps and estimated patronage refunds. For additional information on our interest rate swaps, see Note 8 — Derivative Financial Instruments and Hedging Activities.
2022 INCREMENTAL TERM LOAN AGREEMENT
In December 2022, we entered into an Incremental Term Loan Agreement to provide a five-year $250 million senior unsecured incremental term loan facility (“2022 Incremental Term Loan Facility”). During the fourth quarter of 2023, we repaid $150 million of the principal balance on this loan. In December 2024, the remaining $100 million principal balance was repaid. We recognized a loss on early extinguishment of debt of $0.2 million, representing the write-off of unamortized deferred financing costs. The loss on early extinguishment of debt has been recognized in the Consolidated Statements of Income and Comprehensive Income (Loss) under the caption “Interest and other miscellaneous income, net.”
2016 INCREMENTAL TERM LOAN AGREEMENT
In April 2016, we entered into an Incremental Term Loan Agreement to provide a 10-year, $300 million term loan facility (“2016 Incremental Term Loan Facility”) of which $100 million was subsequently repaid. The periodic interest rate on the 2016 Incremental Term Loan Facility is subject to a pricing grid based on our leverage ratio, as defined in the Incremental Term Loan Agreement. As of December 31, 2024, the periodic interest rate on the $200 million 2016 Incremental Term Loan Facility was Daily Simple SOFR plus 1.65% plus a credit spread adjustment of 0.1%. Monthly payments of interest only are due on this loan through maturity. We estimate the effective interest rate on this term loan facility to be approximately 2.4% after consideration of interest rate swaps and estimated patronage payments. For additional information on our interest rate swaps, see Note 8 — Derivative Financial Instruments and Hedging Activities.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
2021 INCREMENTAL TERM LOAN AGREEMENT
In June 2021, we entered into an Incremental Term Loan Agreement, which provided us the ability to make an advance of $200 million on or before June 1, 2022. In January 2022, we made a $200 million draw on our 2021 Incremental Term Loan Facility. The periodic interest rate on the 2021 Incremental Term Loan Facility is subject to a pricing grid based on our leverage ratio, as defined in the Incremental Term Loan Agreement. As of December 31, 2024, the periodic interest rate on the 2021 Incremental Term Loan Facility was Daily Simple SOFR plus 1.55% plus a credit spread adjustment of 0.1%. Monthly payments of interest only are due on this loan through maturity. We estimate the effective interest rate on this term loan facility to be approximately 1.4% after consideration of interest rate swaps and estimated patronage refunds. For additional information on our interest rate swaps, see Note 8 — Derivative Financial Instruments and Hedging Activities.
REVOLVING CREDIT FACILITY
The periodic interest rate on the Revolving Credit Facility is subject to a pricing grid based on our leverage ratio, as defined in the Term Credit Agreement. As of December 31, 2024, the periodic interest rate on the Revolving Credit Facility was Daily Simple SOFR plus 1.25% plus a credit spread adjustment of 0.1%, with an unused commitment fee of 0.175%. Monthly payments of interest only are due on this loan through maturity. See Note 23 — Other Assets for additional information about deferred financing costs related to revolving debt.
During the year ended December 31, 2024, we made no borrowings or repayments on our Revolving Credit Facility. At December 31, 2024, we had available borrowings of $293.0 million, net of $7.0 million to secure our outstanding letters of credit.
NEW ZEALAND SUBSIDIARY DEBT
WORKING CAPITAL FACILITY
In July 2024, the New Zealand subsidiary renewed its NZ$20 million working capital facility, extending its maturity date to June 30, 2025. The facility is available for short-term operating cash flow needs of the New Zealand subsidiary. This facility holds a variable interest rate indexed to the 90-day New Zealand Bank Bill rate (“BKBM”). The margins are set for the term of the facility. During the year ended December 31, 2024, the New Zealand subsidiary made no borrowings or repayments on its working capital facility. At December 31, 2024, there was no outstanding balance on the facility.
SHAREHOLDER LOANS
The New Zealand subsidiary has made capital distributions in the past to its partners on a pro rata basis to redeem certain equity interests, which were reinvested by the partners into shareholder loans to the New Zealand subsidiary. Our capital distribution and portion of the shareholder loan are eliminated in consolidation. The capital distribution to the minority shareholder and its reinvestment in the shareholder loan results in the recording of a loan payable by the New Zealand subsidiary. Except for changes in the New Zealand foreign exchange rate, there have been no adjustments to the carrying value of the shareholder loans since its inception. See Note 5 — Noncontrolling Interests for more information regarding the New Zealand subsidiary.
SHAREHOLDER LOAN DUE 2025
In September 2020, the New Zealand subsidiary recorded a loan payable in the amount of $23.3 million due in 2025 at a fixed interest rate of 2.95%. As of December 31, 2024, the outstanding balance is $19.4 million.
SHAREHOLDER LOAN DUE 2026
In July 2021, the New Zealand subsidiary recorded a loan payable in the amount of $28.1 million due in 2026 at a fixed interest rate of 3.64%. As of December 31, 2024, the outstanding balance is $22.7 million.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
SHAREHOLDER LOAN DUE 2027
In April 2022, the New Zealand subsidiary recorded a loan payable in the amount of $27.9 million due in 2027 at a fixed interest rate of 6.48%. As of December 31, 2024, the outstanding balance is $22.7 million.
DEBT COVENANTS
In connection with our 2015 Term Loan Agreement, 2016 Incremental Term Loan Agreement, 2021 Incremental Term Loan Agreement and Revolving Credit Facility, customary covenants must be met, the most significant of which include interest coverage and leverage ratios.
The covenants listed below, which are the most significant financial covenants in effect as of December 31, 2024, are calculated on a trailing 12-month basis:

	Covenant Requirement	Actual Ratio	Favorable
Covenant EBITDA to consolidated interest expense should not be less than	2.5 to 1	8.3 to 1	5.8
Covenant debt to covenant net worth plus covenant debt shall not exceed	65%	40%	25%
    In addition to the financial covenants listed above, the Senior Notes due 2031, 2015 Term Loan Agreement, 2016 Incremental Term Loan Agreement, 2021 Incremental Term Loan Agreement, and Revolving Credit Facility include customary covenants that limit the incurrence of debt and the disposition of assets, among others. At December 31, 2024, we were in compliance with all applicable covenants.

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
FOREIGN CURRENCY EXCHANGE AND OPTION CONTRACTS
Our New Zealand subsidiary’s domestic sales and operating expenses are predominately denominated in New Zealand dollars, while its export sales, shareholder distributions and ocean freight payments are predominately denominated in U.S. dollars. To the extent New Zealand dollar costs exceed New Zealand dollar revenues (the “foreign exchange exposure”), the New Zealand subsidiary manages the foreign exchange exposure through the use of derivative financial instruments. It typically hedges a portion of export sales receipts to cover 50% to 90% of the projected foreign exchange exposure for the following 12 months, up to 75% for the forward 12 to 18 months and up to 50% for the forward 18 to 24 months. Additionally, it will occasionally hedge export sales receipts to cover up to 50% of the foreign exchange exposure for the forward 24 to 36 months and up to 25% of the foreign exchange exposure for the forward 36 to 48 months when the New Zealand dollar is at a cyclical low versus the U.S. dollar. The New Zealand subsidiary’s trading operations typically hedge a portion of export sales receipts to cover the projected foreign exchange exposure for the following three months. As of December 31, 2024, foreign currency exchange contracts and foreign currency option contracts had maturity dates through December 2027 and November 2027, respectively.
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

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
INTEREST RATE SWAPS
On December 27, 2024, we terminated and cash settled $100 million in notional value of our interest rate swaps, maturing in 2027, in connection with the repayment of $100 million outstanding under the 2022 Incremental Term Loan. Upon termination of the swap, we received $0.9 million from our counterparty. The termination resulted in a $1.6 million gain, which was recognized in earnings during the year ended December 31, 2024, within the Consolidated Statements of Income and Comprehensive Income (Loss) under the caption “Interest expense, net.” See Note 7 — Debt for additional information.
The following table contains information on the outstanding interest rate swaps as of December 31, 2024:

Outstanding Interest Rate Swaps (a)
Date Entered Into	Term	Notional Amount	Related Debt Facility	Fixed Rate of Swap	Bank Margin on Debt (b)	Total Effective Interest Rate (c)
April 2016	10 years	$100,000	2016 Incremental Term Loan	1.50%	1.75%	3.25%
April 2016	10 years	100,000	2016 Incremental Term Loan	1.51%	1.75%	3.26%
May 2021 (d)	7 years	200,000	2021 Incremental Term Loan	0.67%	1.65%	2.32%
April 2020 (e)	4 years	100,000	2015 Term Loan	0.78%	1.60%	2.38%
May 2020 (e)	4 years	50,000	2015 Term Loan	0.64%	1.60%	2.24%
May 2023 (e)	4 years	50,000	2015 Term Loan	3.29%	1.60%	4.89%

(a)All interest rate swaps have been designated as interest rate cash flow hedges and qualify for hedge accounting.
(b)Includes the SOFR Credit Spread Adjustment component of 0.1%.
(c)Rate is before estimated patronage payments.
(d)Matured into an active interest rate swap on February 1, 2022.
(e)On August 1, 2024, our three forward-starting interest rate swaps with a total notional amount of $200 million matured into active interest rate swaps. See Note 7 — Debt for additional information.
The following table demonstrates the impact, gross of tax, of our derivatives on the Consolidated Statements of Income and Comprehensive Income (Loss) for the years ended December 31, 2024, 2023 and 2022:

	Location on Statement of Income and Comprehensive Income (Loss)	2024	2023	2022
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other comprehensive (loss) income	($10,905)	($69)	$5,093
	Other operating (expense) income, net	1,104	7,522	(7,682)
Foreign currency option contracts	Other comprehensive (loss) income	(3,677)	558	610
	Other operating (expense) income, net	(58)	446	—
Interest rate products	Other comprehensive (loss) income	21,795	10,265	75,006
	Interest expense, net	(28,406)	(26,311)	2,459

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
During the next 12 months, the amount of the AOCI balance, net of tax, expected to be reclassified into earnings is a gain of approximately $13.2 million. The following table contains details of the amounts expected to be reclassified into earnings:

Amount expected to be reclassified into earnings in next 12 months
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	($2,762)
Foreign currency option contracts	(497)
Interest rate products (a)	16,414
Total estimated gain on derivatives contracts	$13,155

(a)    These reclassified amounts are expected to fully offset variable interest rate payments made to debt holders, resulting in no net impact on our earnings or cash flows.
The following table contains the notional amounts of the derivative financial instruments recorded in the Consolidated Balance Sheets at December 31, 2024 and 2023:

	Notional Amount
	2024	2023
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	$127,600	$122,700
Foreign currency option contracts	132,000	98,000
Interest rate swaps	600,000	850,000
Forward-starting interest rate swaps	—	200,000

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
The following table contains the fair values of the derivative financial instruments recorded in the Consolidated Balance Sheets at December 31, 2024 and 2023. Changes in balances of derivative financial instruments are recorded as operating activities in the Consolidated Statements of Cash Flows:

		Fair Value Assets (Liabilities) (a)
	Location on Balance Sheet	2024	2023
Derivatives designated as cash flow hedges:
Foreign currency exchange contracts	Other current assets	—	$1,175
	Other assets	—	2,405
	Other current liabilities	(3,837)	(664)
	Other non-current liabilities	(3,048)	—
Foreign currency option contracts	Other current assets	170	342
	Other assets	1,023	2,158
	Other current liabilities	(860)	(139)
	Other non-current liabilities	(2,497)	(789)
Interest rate swaps	Other current assets	—	5,742
	Other assets	49,353	37,983
	Other non-current liabilities	—	(546)
Forward-starting interest rate swaps	Other assets	—	12,790
	Other non-current liabilities	—	(8)

Total derivative contracts:
Other current assets		$170	$7,259
Other assets		50,376	55,336
Total derivative assets		$50,546	$62,595

Other current liabilities		(4,697)	(803)
Other non-current liabilities		(5,545)	(1,343)
Total derivative liabilities		($10,242)	($2,146)

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
    The following table presents the carrying amount and estimated fair values of our financial instruments at December 31, 2024 and 2023, using market information and what we believe to be appropriate valuation methodologies under GAAP:

	December 31, 2024			December 31, 2023
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Asset (Liability) (a)		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$323,158	$323,158	—	$207,696	$207,696	—
Restricted cash, current (b)	19,366	19,366	—	—	—	—
Restricted cash, non-current (b)	676	676	—	678	678	—
Current maturities of long-term debt (c)	(19,442)	—	(19,936)	—	—	—
Long-term debt (c)	(1,089,770)	—	(1,031,649)	(1,365,773)	—	(1,299,951)
Interest rate swaps (d)	49,353	—	49,353	43,179	—	43,179
Forward-starting interest rate swaps (d)	—	—	—	12,782	—	12,782
Foreign currency exchange contracts (d)	(6,885)	—	(6,885)	2,916	—	2,916
Foreign currency option contracts (d)	(2,164)	—	(2,164)	1,572	—	1,572
Noncontrolling interests in the Operating Partnership (e)	51,843	—	51,843	81,651	—	81,651

(a)We did not have Level 3 assets or liabilities at December 31, 2024 and 2023.
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

10.    COMMITMENTS
    At December 31, 2024, the future minimum payments under non-cancellable commitments were as follows:

	Environmental Remediation (a)	Real Estate Projects (b)	Commitments (c)	Total
2025	$4,283	$25,668	$5,109	$35,060
2026	763	11,382	2,655	14,800
2027	437	5,901	1,366	7,704
2028	274	9,545	71	9,890
2029	228	537	76	841
Thereafter	1,908	7,505	440	9,853
	$7,893	$60,538	$9,717	$78,148

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
Changes in environmental and NRD liabilities from December 31, 2023 to December 31, 2024 are shown below:

Port Gamble, WA
Non-current portion at December 31, 2023	$4,785
Plus: Current portion	11,793
Total Balance at December 31, 2023	16,578
Expenditures charged to liabilities	(12,082)
Increase in liabilities	3,397
Total Balance at December 31, 2024	7,893
Less: Current portion	(4,283)
Non-current portion at December 31, 2024	$3,610
We periodically examine whether the contingent liabilities related to the environmental matters described above are probable and reasonably estimable based on experience and ongoing developments in those matters, including continued study and analysis of ongoing remediation obligations. During the year ended December 31, 2024, with the assistance of independent environmental consultants and taking into consideration inflation, investigation and remediation actions previously completed, new information available during the period and ongoing discussions with the Trustees, we completed a comprehensive long-term analysis and cost assessment related to our ongoing environmental remediation and NRD obligations. As a result of this analysis, we increased the accrual for environmental and NRD liabilities by $3.4 million, which are recorded on an undiscounted basis.

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

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
13.    GUARANTEES
    We provide financial guarantees as required by creditors, insurance programs, and various governmental agencies.
As of December 31, 2024, the following financial guarantees were outstanding:

Financial Commitments (a)	Maximum Potential Payment
Standby letters of credit (b)	$6,996
Surety bonds (c)	45,703
Total financial commitments	$52,699

(a)We have not recorded any liabilities for these financial commitments in the Consolidated Balance Sheets. The guarantees are not subject to measurement, as the guarantees are dependent on our own performance.
(b)Approximately $6.3 million of the standby letters of credit serve as credit support for real estate construction in our Wildlight development project. The remaining letter of credit supports various insurance related agreements. These letters of credit will expire at various dates during 2025 and will be renewed as required.
(c)Surety bonds are issued primarily to secure performance obligations related to various operational activities and to provide collateral for our Wildlight development project in Nassau County, Florida and our Heartwood development project in Richmond Hill, Georgia. These surety bonds expire at various dates during 2025, 2026, and 2027 and are expected to be renewed as required.

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
    Changes in higher and better use timberlands and real estate development investments from December 31, 2023 to December 31, 2024 are shown below:

	Higher and Better Use Timberlands and Real Estate Development Investments
	Land and Timber	Development Investments	Total
Non-current portion at December 31, 2023	$86,986	$18,609	$105,595
Plus: Current portion (a)	1,699	24,639	26,338
Total Balance at December 31, 2023	88,685	43,248	131,933
Non-cash cost of land and improved development	(14,588)	(19,232)	(33,820)
Amortization of parcel real estate development investments	—	(6,669)	(6,669)
Timber depletion from harvesting activities and basis of timber sold in real estate sales	(1,522)	—	(1,522)
Capitalized real estate development investments (b)	—	33,637	33,637
Capital expenditures (silviculture)	340	—	340
Intersegment transfers	15,319	—	15,319
Total Balance at December 31, 2024	88,234	50,984	139,218
Less: Current portion (a)	(1,402)	(28,206)	(29,608)
Non-current portion at December 31, 2024	$86,832	$22,778	$109,610

(a)The current portion of Higher and Better Use Timberlands and Real Estate Development Investments is recorded in Inventory. See Note 15 — Inventory for additional information.
(b)Capitalized real estate development investments includes $0.7 million of capitalized interest and $7.8 million of parcel real estate development investments. Parcel real estate development investments represent investments made for specific lots and/or commercial parcels that are currently under contract or expected to be ready for market within one year.
15.    INVENTORY
    As of December 31, 2024 and 2023, our inventory consisted entirely of finished goods, as follows:

	2024	2023
Finished goods inventory
Real estate inventory (a)	$29,608	$26,338
Log inventory	2,564	4,490
Carbon unit inventory (b)	169	189
Total inventory	$32,341	$31,017

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
    As of December 31, 2024, the New Zealand subsidiary has three CFLs comprising 11,000 gross acres or 8,000 net plantable acres under termination notice that are being relinquished as harvest activities are concluded, as well as two fixed-term CFLs comprising 3,000 gross acres or 2,000 net plantable acres expiring in 2062. Additionally, the New Zealand subsidiary has two forestry rights comprising 31,000 gross acres or 3,000 net plantable acres under termination notice that are being relinquished as harvest activities are concluded.
OTHER NON-TIMBERLAND LEASES
    In addition to timberland holdings, we lease properties for certain office locations. Significant leased properties include a regional office in Lufkin, Texas; a Pacific Northwest Timber office in Hoquiam, Washington and a New Zealand Timber and Trading headquarters in Auckland, New Zealand.
LEASE MATURITIES, LEASE COST AND OTHER LEASE INFORMATION
    The following table details our undiscounted lease obligations as of December 31, 2024 by type of lease and year of expiration:

	Year of Expiration
Lease Obligations	Total	2025	2026	2027	2028	2029	Thereafter
Operating lease liabilities	$178,734	$8,326	$7,408	$7,279	$6,939	$7,466	$141,316
Total Undiscounted Cash Flows	$178,734	$8,326	$7,408	$7,279	$6,939	$7,466	$141,316
Imputed interest	(95,709)
Balance at December 31, 2024	$83,025
Less: Current portion	(6,728)
Non-current portion at December 31, 2024	$76,297

The following table details components of our lease cost for the years ended December 31, 2024, 2023, and 2022:

	Year Ended December 31,
Lease Cost Components	2024	2023	2022
Operating lease cost	$9,716	$9,694	$9,332
Variable lease cost (a)	529	535	757
Total lease cost (b)	$10,245	$10,229	$10,089

(a)    The majority of timberland leases are subject to increases or decreases based on either the Consumer Price Index, Producer Price Index or market rates.
(b)    Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense for these leases are expensed on a straight line basis over the lease term. Short-term lease expense was not material for the year ended December 31, 2024.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
The following table details components of our lease cost for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
Supplemental Cash Flow Information Related to Leases:	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,166	$2,841	$2,571
Investing cash flows from operating leases	7,550	6,853	6,761
Total cash flows from operating leases	$9,716	$9,694	$9,332

Weighted-average remaining lease term in years - operating leases	29	30	30
Weighted-average discount rate - operating leases	6%	6%	5%

We apply the following practical expedients as allowed under ASC 842:

Practical Expedient	Description
Short-term leases	We do not record right-of-use assets or liabilities for short-term leases (a lease that at commencement date has a lease term of 12 months or less and does not contain a purchase option that is reasonably certain to be exercised).
Separation of lease and non-lease components	We do not separate non-lease components from the associated lease components if they have the same timing and pattern of transfer and, if accounted for separately, would both be classified as an operating lease.

17.    OTHER OPERATING (EXPENSE) INCOME, NET
The following table provides the composition of Other operating (expense) income, net for the three years ended December 31:

	2024	2023	2022
Gain (loss) on foreign currency remeasurement, net of cash flow hedges	$1,270	($8,458)	($5,251)
Gain on sale or disposal of property, plant & equipment	13	37	40
Costs related to disposition initiatives (a)	(1,597)	—	—
Restructuring charges (b)	(1,139)	—	—
Equity income related to Bainbridge Landing LLC joint venture (c)	830	—	15,477
Miscellaneous (expense) income, net	(654)	115	(562)
Total	($1,277)	($8,306)	$9,704

(a)Costs related to disposition initiatives include legal, advisory, and other due diligence costs incurred in connection with our asset disposition plan, which was announced in November 2023.
(b)Restructuring charges include severance costs related to workforce optimization initiatives.
(c)See Note 5 — Noncontrolling Interests for additional information regarding income from our Bainbridge Landing LLC joint venture.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
18.    EMPLOYEE BENEFIT PLANS
We had one qualified non-contributory defined benefit pension plan covering a portion of our employees and an unfunded plan that provided benefits in excess of amounts allowable under current tax law in the qualified plans. We closed enrollment in the pension plans to salaried employees hired after December 31, 2005. Effective December 31, 2016, we froze benefits for all employees participating in the pension plan. In lieu of the pension plan, we provide those employees with an enhanced 401(k) plan match consistent with what is currently provided to employees hired after December 31, 2005. Employee benefit plan liabilities are calculated using actuarial estimates and management assumptions. These estimates are based on historical information, along with certain assumptions about future events. Changes in assumptions, as well as changes in actual experience, could cause the estimates to change.
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
UNFUNDED PLAN
In July 2023, the Rayonier Board of Directors authorized the termination of the unfunded plan and distribution of all benefits in accordance with Section 409A of the Internal Revenue Code. The unfunded plan was terminated on July 31, 2023, and settled in the third quarter of 2024 with lump sum cash payments of $1.2 million. A pre-tax non-cash pension settlement charge related to the actuarial losses was recognized as a component of AOCI. See Note 24 — Accumulated Other Comprehensive (Loss) Income for additional information.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
The following tables set forth the change in the projected benefit obligation and plan assets and reconcile the funded status and the amounts recognized in the Consolidated Balance Sheets for the pension and postretirement benefit plans for the two years ended December 31:

	Pension		Postretirement
	2024	2023	2024	2023
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	$63,142	$70,062	$1,491	$1,421
Service cost	—	—	3	4
Interest cost	535	3,374	70	70
Actuarial (gain) loss	(5,046)	4,356	(145)	10
Benefits paid	(742)	(3,924)	(15)	(14)
Expenses paid	(10)	(653)	—	—
Settlement	(57,879)	(10,073)	—	—
Projected benefit obligation at end of year	—	$63,142	$1,404	$1,491

Change in Plan Assets
Fair value of plan assets at beginning of year	$54,750	$62,843	—	—
Actual return on plan assets	603	6,356	—	—
Employer contributions	3,441	201	15	14
Benefits paid	(742)	(3,924)	(15)	(14)
Other expense	(173)	(653)	—	—
Settlement	(57,879)	(10,073)	—	—
Fair value of plan assets at end of year	—	$54,750	—	—

Funded Status at End of Year
Net accrued benefit cost	—	($8,392)	($1,404)	($1,491)

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Current liabilities	—	($8,392)	($57)	($52)
Noncurrent liabilities	—	—	(1,347)	(1,439)
Net amount recognized	—	($8,392)	($1,404)	($1,491)

For pension and postretirement plans with accumulated benefit obligations in excess of plan assets, the following table sets forth the projected and accumulated benefit obligations and the fair value of plan assets for the two years ended December 31:

	2024	2023
Projected benefit obligation	—	$63,142
Accumulated benefit obligation	—	63,142
Accumulated postretirement benefit obligation	1,404	1,491
Fair value of plan assets	—	54,750

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
OTHER COMPREHENSIVE INCOME (LOSS)
Net gains or losses recognized in other comprehensive income (loss) for the three years ended December 31 are as follows:

	Pension			Postretirement
	2024	2023	2022	2024	2023	2022
Net gains (losses)	$5,106	($1,438)	$362	$145	($11)	$512
Net gains or losses reclassified from other comprehensive income (loss) and recognized as a component of pension and postretirement expense for the three years ended December 31 are as follows:

	Pension			Postretirement
	2024	2023	2022	2024	2023	2022
Amortization of losses	$1	$6	$738	—	—	$15
Net settlement loss	5,816	2,036	—	—	—	—
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (“AOCI”)
Net losses that have not yet been included in pension and postretirement expense for the two years ended December 31, but have been recognized as a component of AOCI are as follows:

	Pension		Postretirement
	2024	2023	2024	2023
Net (losses) income	—	($10,923)	$230	$85
Deferred income tax benefit	—	1,216	—	6
AOCI	—	($9,707)	$230	$91
NET PENSION AND POSTRETIREMENT BENEFIT COST (CREDIT)
The following tables set forth the components of net pension and postretirement benefit cost (credit) that have been recognized during the three years ended December 31:

	Pension			Postretirement
	2024	2023	2022	2024	2023	2022
Components of Net Periodic Benefit Cost (Credit)
Service cost	—	—	—	$3	$4	$7
Interest cost	535	3,374	2,434	70	70	51
Expected return on plan assets	(542)	(3,439)	(3,486)	—	—	—
Amortization of losses	1	6	738	—	—	15
Settlement expense	5,816	2,036	—	—	—	—
Net periodic benefit cost (credit)	$5,810	$1,977	($314)	$73	$74	$73
The service cost component of our benefit expense is recorded within the operating expense line item “Selling and general expenses” within the Consolidated Statements of Income and Comprehensive Income (Loss). All other components of the benefit costs expense are included within the “Interest and other miscellaneous income, net” line item of the Consolidated Statements of Income and Comprehensive Income (Loss).

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
VALUATION ASSUMPTIONS
The following table sets forth the principal assumptions inherent in the determination of benefit obligations and net periodic benefit cost of the pension and postretirement benefit plans as of December 31:

	Pension			Postretirement
	2024	2023	2022	2024	2023	2022
Assumptions used to determine benefit obligations at December 31:
Discount rate	N/A	4.99%	4.96%	5.49%	4.81%	5.01%
Assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	5.00%	4.96%	2.65%	4.81%	5.01%	2.75%
Expected long-term return on plan assets	4.97%	4.97%	4.97%	—	—	—
INVESTMENT OF PLAN ASSETS
Our Pension and Savings Plan Committee and the Audit Committee of the Board of Directors oversaw the pension plans’ investment program, which was designed to maximize returns and provide sufficient liquidity to meet plan obligations while maintaining acceptable risk levels. The investment approach emphasized diversification by allocating the plans’ assets among asset categories and selecting investment managers whose various investment methodologies would be minimally correlative with each other.
Our pension plans’ asset allocation (excluding short-term investments) at December 31, 2024 and 2023 are as follows:

	Percentage of Plan Assets
Asset Category	2024	2023
Domestic equity securities	—	15%
International equity securities	—	9%
Domestic fixed income securities	—	75%
Real estate fund	—	1%
Total (a)	—	100%

(a)As of December 31, 2024 all plan assets were distributed as part of the previously discussed plan settlements.
Investments within the equity categories may include large capitalization, small capitalization and emerging market securities. Pension assets did not include a direct investment in Rayonier common shares during the years ended December 31, 2024 and 2023.
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

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
The following table sets forth the net asset value of the plan assets as of December 31, 2024 or 2023:

Asset Category	December 31, 2024	December 31, 2023
Investments at Net Asset Value:
Separate Investment Accounts (a)	—	$54,750
Total Investments at Net Asset Value	—	$54,750

(a)As of December 31, 2024 all plan assets were distributed as part of the previously discussed plan settlements.
CASH FLOWS
Our expected benefit payments to be made for the next 10 years are as follows:

	Pension Benefits	Postretirement Benefits
2025	—	$57
2026	—	62
2027	—	67
2028	—	71
2029	—	76
2030-2034	—	440
DEFINED CONTRIBUTION PLANS
We provide a defined contribution plan to all of our eligible employees. Company contributions charged to expense for these plans were $2.7 million, $2.5 million and $2.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. The defined contribution plan includes Rayonier common shares with a fair market value of $6.4 million and $8.1 million at December 31, 2024 and 2023, respectively. As of June 1, 2016, the Rayonier Inc. Common Stock Fund was closed to new contributions. Transfers out of the fund will continue to be permitted, but no new investments or transfers into the fund are allowed.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
19.    INCENTIVE STOCK PLANS

The 2023 Rayonier Incentive Stock Plan (the “Stock Plan”) was approved by shareholders on May 18, 2023. The Stock Plan allows for up to 3.0 million shares to be granted for options, rights, performance shares, restricted stock, restricted stock units, other stock-based awards or any combination of the foregoing, subject to certain limitations. At December 31, 2024, a total of 2.0 million shares were available for future grants under the Stock Plan. Grants can no longer be made under prior plans. Under the Stock Plan, shares available for issuance may be increased by awards made under the Stock Plan, or awards granted under a prior plan, that are forfeited, terminated, expire unexercised, are settled in cash in lieu of stock, are exchanged for other awards or are released from a reserve for failure to meet the maximum payout under a program. In the event that withholding tax liabilities arising from an award under this Stock Plan, other than options or stock appreciation rights, are satisfied in shares, the shares available under the Stock Plan will be increased. We issue new common shares upon the exercise of stock options, the granting of restricted stock, and the vesting of performance shares and restricted stock units. The Stock Plan allows for the cash settlement of the required withholding tax on share or unit awards.
A summary of our stock-based incentive compensation cost is presented below:

	2024	2023	2022
Selling and general expenses	$12,778	$12,710	$10,767
Cost of sales	1,122	986	1,226
Timber and Timberlands, net (a)	332	306	363
Total stock-based incentive compensation	$14,232	$14,002	$12,356

Tax benefit recognized related to stock-based incentive compensation expense (b)	$695	$677	$603

(a)Represents amounts capitalized as part of the overhead allocation of timber-related costs.
(b)A valuation allowance is recorded against the tax benefit recognized as we do not expect to be able to realize the benefit in the future.
FAIR VALUE CALCULATIONS BY AWARD
RESTRICTED STOCK UNITS & RESTRICTED STOCK
Restricted stock units granted to employees under the Stock Plan generally vest in fourths on the first, second, third and fourth anniversary of the grant date. Periodically, other one-time restricted stock unit grants are issued to employees for special purposes, such as new hire, promotion or retention, and can vest ratably over, or upon completion of, a defined period of time. Holders of unvested restricted stock and restricted stock unit awards receive dividend equivalent payments on outstanding awards. Members of the board of directors are granted restricted stock, which vests immediately upon issuance and is subject to certain holding requirements. The fair value of each share granted is equal to the share price of the Company’s stock on the date of grant. We have elected to value each grant in total and recognize the expense on a straight-line basis over the requisite service period, which is the vesting period from the grant date of the award to the latest vesting date or is based on retirement eligibility. As permitted, we do not estimate a forfeiture rate for non-vested shares. Accordingly, unexpected forfeitures will lower stock-based incentive compensation during the period in which they occur.
As of December 31, 2024, there was $6.5 million of unrecognized compensation cost attributable to our restricted stock units. We expect to recognize this cost over a weighted average period of 2.4 years. As of December 31, 2024, there was no unrecognized compensation cost attributable to our restricted stock.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

A summary of our restricted stock units is presented below:

	2024	2023	2022
Restricted stock units granted	212,415	207,006	130,213
Weighted average price of restricted stock units granted	$32.46	$32.93	$41.81
Intrinsic value of restricted stock units outstanding (a)	$12,673	$16,068	$13,826
Grant date fair value of restricted stock units vested	5,949	4,454	2,475
Cash used to purchase common shares from current and former employees to pay withholding tax requirements on restricted stock units vested	2,186	1,665	1,063

(a)Intrinsic value of restricted stock units outstanding is based on the market price of the Company’s stock at December 31, 2024, 2023 and 2022.

	2024
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested Restricted Stock Units at January 1,	480,925	$32.74
Granted	212,415	32.46
Vested	(189,934)	31.32
Cancelled	(17,854)	32.63
Non-vested Restricted Stock Units at December 31,	485,552	$33.17
A summary of our restricted stock is presented below:

	2024	2023	2022
Restricted stock granted	32,928	36,403	22,800
Weighted average price of restricted stock granted	$30.37	$30.22	$38.60
Intrinsic value of restricted stock outstanding (a)	—	$66	$620
Grant date fair value of restricted stock vested	1,047	1,647	2,478
Cash used to purchase common shares from current and former employees to pay withholding tax requirements on restricted shares vested	20	208	708

(a)Intrinsic value of restricted stock outstanding is based on the market price of the Company’s stock at December 31, 2023 and 2022.

	2024
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested Restricted Stock at January 1,	1,973	$24.01
Granted	32,928	30.37
Vested	(34,901)	30.01
Non-vested Restricted Stock at December 31,	—	—

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
PERFORMANCE SHARE UNITS
Our performance share units generally vest upon completion of a three-year period. The number of shares, if any, that are ultimately awarded is contingent upon our total shareholder return versus selected peer group companies. The performance share payout is based on a market condition, and as such, the awards are valued using a Monte Carlo simulation model. The model generates the fair value of the award at the grant date, which is then recognized as expense on a straight-line basis over the requisite service period, which is the vesting period from the grant date of the award to the latest vesting date or is based on retirement eligibility. Additionally, we do not estimate a forfeiture rate for non-vested units. As such, unexpected forfeitures will lower stock-based incentive compensation during the period in which they occur.
As of December 31, 2024, there was $4.4 million of unrecognized compensation cost related to our performance share unit awards, which is attributable to awards granted in 2022, 2023 and 2024. This cost is expected to be recognized over a weighted average period of 1.7 years.
A summary of our performance share units is presented below:

	2024	2023	2022
Common shares reserved for performance shares granted during year	320,640	285,863	193,333
Weighted average fair value of performance share units granted	$34.51	$37.77	$45.68
Intrinsic value of outstanding performance share units (a)	$11,463	$12,730	$13,123
Fair value of performance shares vested	6,388	5,863	5,549
Cash used to purchase common shares from current and former employees to pay withholding tax requirements on performance shares vested	1,975	2,342	2,454

(a)Intrinsic value of outstanding performance share units is based on the market price of the Company's stock at December 31, 2024, 2023 and 2022.

	2024
	Number of Units	Weighted Average Grant Date Fair Value
Outstanding Performance Share units at January 1,	381,034	$39.56
Granted	183,223	34.51
Units Distributed	(108,217)	36.08
Other Cancellations/Adjustments	(16,854)	34.76
Outstanding Performance Share units at December 31,	439,186	$38.50
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

	2024	2023	2022
Expected volatility	26.4%	29.9%	38.1%
Risk-free rate	4.5%	3.7%	2.6%
Liquidity discount applied to grants with a post-vesting holding restriction	3.9%	4.7%	4.2%

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
A summary of the status of our stock options as of and for the year ended December 31, 2024 is presented below:

	2024
	Number of Shares	Weighted Average Exercise Price (per common share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding at January 1,	24,724	$31.83
Exercised	—	—
Cancelled or expired	(24,724)	31.83
Options outstanding at December 31,	—	—	—	—
Options exercisable at December 31,	—	—	—	—
A summary of additional information pertaining to our stock options is presented below:

	2024	2023	2022
Intrinsic value of options exercised (a)	—	$2	$300
Cash received from exercise of options	—	75	2,466

(a)Intrinsic value of options exercised is the amount by which the fair value of the stock on the exercise date exceeded the exercise price of the option.
As of December 31, 2024, compensation cost related to stock options was fully recognized.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
20.    INCOME TAXES
Rayonier is a REIT under the Internal Revenue Code and therefore generally does not pay U.S. federal or state income tax. As of December 31, 2024, Rayonier owns a 98.7% interest in the Operating Partnership and conducts substantially all of its timberland operations through the Operating Partnership. The taxable income or loss generated by the Operating Partnership is passed through and reported to its unitholders (including the Company) on a Schedule K-1 for inclusion in each unitholder’s income tax return.
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
PROVISION FOR INCOME TAXES FROM CONTINUING OPERATIONS
The provision for income taxes for each of the three years ended December 31 follows:

	2024	2023	2022
Current
U.S. federal	—	—	($2,797)
State	(200)	(292)	(371)
Foreign	(6,482)	(4,441)	(2,694)
	(6,682)	(4,733)	(5,862)
Deferred
U.S. federal	(2,260)	8,386	2,302
State	1,211	1,187	1,693
Foreign	(1,590)	(388)	(3,583)
	(2,639)	9,185	412
Changes in valuation allowance	2,271	(9,574)	(3,939)
Total	($7,050)	($5,122)	($9,389)
    A reconciliation of the U.S. federal statutory income tax rate to the actual income tax rate for each of the three years ended December 31 follows:

	2024		2023		2022
U.S. federal statutory income tax rate	($78,967)	(21.0)%	($38,560)	(21.0)%	($27,758)	(21.0)%
U.S. and foreign REIT income	84,262	22.4	47,616	25.9	29,732	22.5
Matariki Group and Rayonier New Zealand Ltd	(6,556)	(1.7)	(3,681)	(2.0)	(5,038)	(3.8)
Cellulosic Biofuel Producer tax credit	(10,814)	(2.9)	—	—	—	—
Change in valuation allowance	2,271	0.6	(9,574)	(5.2)	(3,939)	(3.0)
REIT Built-in Gain	—	—	—	—	(2,516)	(1.9)
Foreign income tax withholding	(1,517)	(0.4)	(1,148)	(0.6)	(1,239)	(0.9)
State Income Tax, Net of Federal Benefit	833	0.2	1,322	0.7	1,424	1.1
Bainbridge Landing JV, NCI	122	—	—	—	2,496	1.8
Other	3,316	0.9	(1,097)	(0.6)	(2,551)	(1.9)
Income tax expense as reported for net income	($7,050)	(1.9)%	($5,122)	(2.8)%	($9,389)	(7.1)%
The Company’s effective tax rate is below the 21% U.S. statutory rate primarily due to tax benefits associated with being a REIT.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
DEFERRED TAXES
Deferred income taxes result from differences between the timing of recognizing revenues and expenses for financial book purposes versus income tax purposes. The nature of the temporary differences and the resulting net deferred tax asset/liability for the two years ended December 31 follows:

	2024	2023
Gross deferred tax assets:
Pension, postretirement and other employee benefits	$149	$565
New Zealand subsidiary	19,868	19,717
Cellulosic Biofuel Producer Credit tax credit carry forwards	—	13,688
Capitalized real estate costs	3,570	4,564
U.S. TRS net operating loss	37,284	30,061
Other	8,166	5,073
Total gross deferred tax assets	69,037	73,668
Less: Valuation allowance	(48,147)	(50,418)
Total deferred tax assets after valuation allowance	$20,890	$23,250
Gross deferred tax liabilities:
New Zealand subsidiary	(79,766)	(89,899)
Other	(1,105)	(3,616)
Total gross deferred tax liabilities	(80,871)	(93,515)
Net deferred tax liability reported as noncurrent	($59,981)	($70,265)
Net operating loss (“NOL”) and tax credit carryforwards as of the two years ended December 31 follows:

	Tax Effected Balance	Expiration
2024
U.S. Federal NOL Carryforwards- Post TCJA (a)	$32,451	None
U.S State NOL Carryforwards (b)	4,833	Various
Cellulosic Biofuel Producer Credit	—	2024

2023
U.S. Federal NOL Carryforwards- Post TCJA (a)	$25,948	None
U.S State NOL Carryforwards (b)	4,112	Various
Cellulosic Biofuel Producer Credit	13,688	2024

(a)The Tax Cuts and Jobs Act (TCJA) was signed into law on December 22, 2017. The TCJA lifted the 20-year federal NOL Carryforward period. Net operating losses generated after December 31, 2017 have an indefinite carryforward period.
(b)The U.S. state NOL is made up of several jurisdictions that expire in various future years. No state NOL is set to expire before December 31, 2033.

We record a valuation allowance to reduce the carrying amounts of deferred tax assets if it is more likely than not that such deferred tax assets will not be realized. Since 2015, we have had a 100% valuation allowance against the U.S. taxable REIT subsidiary's deferred tax assets, net of deferred tax liabilities. During 2024, the net deferred tax assets decreased by $2.3 million. As a result, we recorded a change in the valuation allowance of $2.3 million related to the U.S. TRS's deferred tax assets, net of liabilities.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
TAX STATUTES
The following table provides detail of the tax years that remain open to examination by the IRS and other significant taxing jurisdictions:

Taxing Jurisdiction	Open Tax Years
U.S. Internal Revenue Service	2021 - 2023
New Zealand Inland Revenue	2019 - 2023

TAX CHARACTERISTICS OF DIVIDEND DISTRIBUTIONS
The taxable nature of the dividend distributions paid for each of the three years ended December 31 follows:

	2024	2023	2022
Total dividends/distributions paid per common share/unit (a)	$2.94	$1.34	$1.125
Tax characteristics:
Capital gain	100%	100%	100%

(a)The year ended December 31, 2024 includes an additional dividend of $1.80 per common share, consisting of a combination of cash and the Company’s common shares. The dividend was paid January 30, 2025, to shareholders of record on December 12, 2024. This additional dividend will be considered a 2024 distribution for federal income tax purposes. The year ended December 31, 2023 includes an additional cash dividend of $0.20 per common share. The dividend was paid January 12, 2024, to shareholders of record on December 29, 2023. This additional cash dividend was considered a 2023 distribution for federal income tax purposes.
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Consolidated Balance Sheets that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows for the two years ended December 31:

	2024	2023
Restricted cash, current:
Restricted cash deposited with LKE intermediary	$19,366	—
Total restricted cash, current:	19,366	—

Restricted cash, non-current:
Restricted cash deposited with LKE intermediary	—	2
Restricted cash held in escrow	676	676
Total restricted cash, non-current:	676	678

Total restricted cash shown in the Consolidated Balance Sheets	20,042	678
Cash and cash equivalents	323,158	207,696
Total cash, cash equivalents and restricted cash shown in the Consolidated Statements of Cash Flows	$343,200	$208,374

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
22.    ASSETS HELD FOR SALE
    Assets held for sale is composed of properties not included in inventory which are expected to be sold within the next 12 months that also meet the other relevant held-for-sale criteria in accordance with ASC 360-10-45-9. As of December 31, 2024 and December 31, 2023, the basis in properties meeting this classification was $5.4 million and $9.9 million, respectively. We recognized an immaterial impairment charge related to these assets during the year ended December 31, 2024. Impairment charges are recorded within the Consolidated Statements of Income and Comprehensive Income (Loss) under the caption “Other operating (expense) income, net.”
23.    OTHER ASSETS
The following table provides the composition of Other Assets for the two years ended December 31:

	2024	2023
Long-term derivative contracts (a)	$50,376	$55,336
Long-term prepaid and secondary roads (b)	9,974	11,348
Patronage equity (b)	9,340	8,292
Long-term notes receivable (b)	7,400	—
Goodwill (b)	6,970	7,822
Equity investments (c)	6,252	5,947
Capitalized software costs (b)	4,866	5,427
Carbon credits (d)	4,187	419
Other (e)	2,761	2,964
Total	$102,126	$97,555

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
(d)See Note 1 — Summary of Significant Accounting Policies and Note 15 — Inventory for additional information on carbon credits.
(e)Includes the Executive Severance Pay Plan which provides benefits to eligible executives in the event of a change in control of the Company, deferred financing costs related to revolving debt, long-term prepaid stumpage and long term deposits.
    Changes in goodwill for the years ended December 31, 2024 and 2023 were:

	2024	2023
Balance, January 1 (net of $0 of accumulated impairment)	$7,822	$7,863
Changes to carrying amount
Foreign currency adjustment	(852)	(41)
Balance, December 31 (net of $0 of accumulated impairment)	$6,970	$7,822

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
24.    ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
    The following table summarizes the changes in AOCI by component for the years ended December 31, 2024 and 2023. All amounts are presented net of tax and exclude portions attributable to noncontrolling interests.

	Foreign currency translation losses	Net investment hedges of New Zealand subsidiary	Cash flow hedges		Employee benefit plans		Total Rayonier, L.P.	Allocation of Operating Partnership	Total Rayonier Inc.
Balance as of December 31, 2022	($18,067)	$1,321	$67,204		($10,209)		$40,249	($4,436)	$35,813
Other comprehensive (loss) income before reclassifications	(1,466)	—	10,537	(a)	(1,449)		7,622	(75)	7,547
Amounts reclassified from accumulated other comprehensive income	—	—	(21,895)		2,042	(b)	(19,853)	1,144	(18,709)
Net other comprehensive (loss) income	(1,466)	—	(11,358)		593		(12,231)	1,069	(11,162)
Balance as of December 31, 2023	($19,533)	$1,321	$55,846		($9,616)		$28,018	($3,367)	$24,651
Other comprehensive (loss) income before reclassifications	(31,616)	—	13,713	(a)	5,251		(12,652)	163	(12,489)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	(27,826)		4,595	(b)	(23,231)	640	(22,591)
Net other comprehensive (loss) income	(31,616)	—	(14,113)		9,846		(35,883)	803	(35,080)
Balance as of December 31, 2024	($51,149)	$1,321	$41,733		$230		($7,865)	($2,564)	($10,429)

(a)The years ended December 31, 2024 and December 31, 2023 include $21.8 million and $10.3 million, respectively, of other comprehensive income related to interest rate products. See Note 8 — Derivative Financial Instruments and Hedging Activities for additional information.
(b)This component of other comprehensive (loss) income is included in the computation of net periodic pension and post-retirement costs. The year ended December 31, 2024 includes a pension settlement charge of $4.6 million, net of tax of $1.2 million. The year ended December 31, 2023 includes a $2.0 million pension settlement charge. See Note 18 — Employee Benefit Plans for additional information.
    The following table presents details of the amounts reclassified in their entirety from AOCI to net income for the years ended December 31, 2024 and 2023:

Details about accumulated other comprehensive (loss) income components	Amount reclassified from accumulated other comprehensive (loss) income		Affected line item in the Income Statement
	2024	2023
Realized loss on foreign currency exchange contracts	$1,104	$7,522	Other operating (expense) income, net
Realized (gain) loss on foreign currency option contracts	(58)	446	Other operating (expense) income, net
Noncontrolling interests	(241)	(1,833)	Comprehensive income attributable to noncontrolling interests
Realized gain on interest rate contracts	(28,406)	(26,311)	Interest expense, net
Income tax effect from net loss on foreign currency contracts	(225)	(1,719)	Income tax expense
Net gain on cash flow hedges reclassified from accumulated other comprehensive (loss) income	($27,826)	($21,895)

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
The following table demonstrates the impact, gross of tax, of our related party transactions on the Consolidated Statements of Income and Comprehensive Income (Loss) for the three years ended December 31:

Related Party Transaction	Location on Statement of Income and Comprehensive Income (Loss)	2024	2023	2022
Mattamy Contract	Sales	—	—	$916
All consideration due under this contract was received from Mattamy Homes as of December 31, 2022. There were no new agreements entered into with Mattamy Homes during the years ended December 31, 2023 and December 31, 2024.

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
Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of December 31, 2024.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
In the year ended December 31, 2024, based upon the evaluation required by paragraph (d) of Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.
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
Based on an evaluation of the Operating Partnership’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, our management, including Rayonier’s Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of December 31, 2024.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
In the year ended December 31, 2024, based upon the evaluation required by paragraph (d) of Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    OTHER INFORMATION
Insider Trading Arrangements and Policies

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2024, as such terms are defined under item 408(a) of Regulation S-K.

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Certain information required by Part III is incorporated by reference from the Company’s Definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2025 Annual Meeting of Shareholders (the “Proxy Statement”). We will make the Proxy Statement available on our website at www.rayonier.com as soon as it is filed with the SEC.

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
Code of Ethics
Our Standard of Ethics and Code of Corporate Conduct, which is applicable to our principal executive, financial and accounting officers, is available on our website, www.rayonier.com. Any amendments to or waivers of the Standard of Ethics and Code of Corporate Conduct will also be disclosed on our website.
Policy Statement on Insider Trading
We have adopted an insider trading compliance policy that governs the purchase, sale, and/or other transactions of our securities by directors, officers and employees, and have implemented processes that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable NYSE listing standards. A copy of our insider trading policy is included as an exhibit to this report.

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
(ii)Financial Statement Schedules:

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2024, 2023, and 2022
(In Thousands)

Description	Balance at Beginning of Year	Additions Charged to Cost and Expenses		Deductions		Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2024	$210	$191		—		$401
Year ended December 31, 2023	74	136		—		210
Year ended December 31, 2022	59	15		—		74

Deferred tax asset valuation allowance:
Year ended December 31, 2024	$50,418	—		($2,271)	(a)	$48,147
Year ended December 31, 2023	40,844	9,574	(b)	—		50,418
Year ended December 31, 2022	36,904	3,940	(b)	—		40,844

(a)The 2024 decrease in the valuation allowance is due to a reduction in TRS deferred tax assets.
(b)The 2023 and 2022 increase in the valuation allowance is due to an increase in TRS deferred tax assets.
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

Exhibit No.	Description	Location

2.1	Separation and Distribution Agreement, dated May 28, 2014, by and between Rayonier Inc. and Rayonier Advanced Materials Inc.**	Incorporated by reference to Exhibit 2.1 to the Registrant’s May 30, 2014 Form 8-K

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s May 23, 2012 Form 8-K

3.2	By-Laws	Incorporated by reference to Exhibit 3.1 to the Registrant’s July 26, 2023 Form 8-K

3.3	Amended and Restated Limited Liability Company Agreement of Rayonier Operating Company LLC, dated as of November 8, 2024	Filed herewith

3.4	Amended and Restated Agreement of Limited Partnership of Rayonier, L.P., dated as of May 8, 2020	Incorporated by reference to Exhibit 3.1 to the Registrant’s May 13, 2020 Form 8-K

3.5	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Rayonier, L.P., dated as of May 21, 2021	Incorporated by reference to Exhibit 3.1 to the Registrant's June 30, 2021 Form 10-Q

4.1	Indenture among Rayonier, L.P., Rayonier Inc., the guarantors party thereto from time to time and The Bank of New York Mellon, N.A., as Trustee, dated as of September 9, 2020	Incorporated by reference to Exhibit 4.8 to the Registrant’s September 10, 2020 Registration Statement on Form S-3

4.2	First Supplemental Indenture, dated May 17, 2021, among Rayonier, L.P., as issuer, the guarantors party thereto and the Bank of New York Mellon Trust Company, N.A., as trustee	Incorporated by reference to Exhibit 4.2 to the Registrant's May 17, 2021 Form 8-K

4.3	Form of Note for 2.750% Senior Notes due 2031 (contained in Exhibit A to Exhibit 4.2)	Incorporated by reference to Exhibit 4.2 to the Registrant's May 17, 2021 Form 8-K

4.4	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated by reference to Exhibit 4.7 to the Registrant's December 31, 2020 Form 10-K

10.1	Form of Rayonier Outside Directors Compensation Program/Cash Deferral Option Agreement*	Incorporated by reference to Exhibit 10.24 to the Registrant’s December 31, 2006 Form 10-K

10.2	Form of Rayonier Inc. Non-Employee Director Compensation Election to Receive Shares in Lieu of Cash*	Filed herewith

10.3	Trust Agreement for the Rayonier Inc. Legal Resources Trust*	Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2014 Form 10-Q

10.4
Deed of Amendment and Restatement of Shareholder Agreement, dated July 1, 2021, by and among Rayonier Canterbury LLC, Waimarie Forests Pty Limited, Matariki Forestry Group, Matariki Forests and Phaunos Timber Fund Limited
Incorporated by reference to Exhibit 10.8 to the Registrant’s December 31, 2023 Form 10-K

Exhibit No.	Description	Location
10.5	Intellectual Property Agreement, dated June 27, 2014, by and between Rayonier Inc. and Rayonier Advanced Materials Inc.	Incorporated by reference to Exhibit 10.4 to the Registrant’s June 30, 2014 Form 8-K

10.6	Form of Indemnification Agreement between Rayonier Inc. and its Officers and Directors*	Incorporated by reference to Exhibit 10.18 to the Registrant’s December 31, 2019 Form 10-K

10.7	Rayonier Incentive Stock Plan, as amended*	Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2020 Form 10-Q

10.8	2023 Rayonier Incentive Stock Plan*	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8, filed on May 18, 2023

10.9	Form of Rayonier Incentive Stock Plan Non-Qualified Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.19 to the Registrant’s December 31, 2008 Form 10-K

10.10	2023 Rayonier Incentive Stock Plan Restricted Stock Unit Award Agreement*	Incorporated by reference to Exhibit 10.15 to the Registrant’s December 31, 2023 Form 10-K

10.11	2021 Performance Share Award Program*	Incorporated by reference to Exhibit 10.1 to the Registrant's March 31, 2021 Form 10-Q

10.12	2022 Performance Share Award Program*	Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2022 Form 10-Q

10.13	2023 Performance Share Award Program*	Incorporated by reference to Exhibit 10.1 to the Registrant’s March 31, 2023 Form 10-Q

10.14	2024 Performance Share Award Program*	Incorporated by reference to Exhibit 10.20 to the Registrant’s December 31, 2023 Form 10-K

10.15	2025 Performance Share Award Program*	Filed herewith

10.16	Rayonier Inc. Supplemental Savings Plan effective March 1, 2016*	Incorporated by reference to Exhibit 10.2 to the Registrant’s March 31, 2016 Form 10-Q

10.17	Amended and Restated Executive Severance Pay Plan effective as of January 2024*	Incorporated by reference to Exhibit 10.22 to the Registrant’s December 31, 2023 Form 10-K

10.18	Trust Agreement for the Rayonier Inc. Executive Severance Pay Plan*	Incorporated by reference to Exhibit 10.25 to the Registrant’s December 31, 2001 Form 10-K

10.19	Amendment to Trust Agreement for the Rayonier Inc. Executive Severance Plan*	Incorporated by reference to Exhibit 10.2 to the Registrant’s September 30, 2014 Form 10-Q

10.20	LTI Supplemental Terms Vesting in Event of Retirement (Updated 2025)*	Filed herewith

10.21	Rayonier Incentive Stock Plan Restricted Stock Unit Award Agreement, dated 2019*	Incorporated by reference to Exhibit 10.31 to the Registrant’s December 31, 2019 Form 10-K

Exhibit No.	Description	Location
10.22	Rayonier Non-Equity Incentive Plan, as amended, Effective as of January 1, 2020*	Incorporated by reference to Exhibit 10.32 to the Registrant’s December 31, 2019 Form 10-K

10.23	Rayonier Incentive Stock Plan Performance Share Award Agreement*	Incorporated by reference to Exhibit 10.35 to the Registrant's December 31, 2020 Form 10-K

10.24
Accordion Increase Agreement, dated as of April 13, 2020, by and among Rayonier Inc., Rayonier TRS Holdings Inc., and Rayonier Operating Company LLC, as borrowers, the several banks, financial institutions and other institutional lenders party thereto and CoBank, ACB as administrative agent, swing line lender and issuing bank
Incorporated by reference to Exhibit 10.6 to the Registrant’s March 31, 2020 Form 10-Q

10.25	Tax Protection Agreement, dated as of May 8, 2020, by and among Rayonier Inc., Rayonier, L.P. and Pope Resources, A Delaware Limited Partnership	Incorporated by reference to Exhibit 10.1 to the Registrant’s May 13, 2020 Form 8-K

10.26	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective as of January 1, 2020, executed July 28, 2023*	Incorporated by reference to Exhibit 10.31 to the Registrant’s December 31, 2023 Form 10-K

10.27	Amendment to Rayonier Investment and Savings Plan effective as of March 27, 2020, executed July 28, 2023*	Incorporated by reference to Exhibit 10.32 to the Registrant’s December 31, 2023 Form 10-K

10.28	Pope Resources 2005 Unit Incentive Plan*	Incorporated by reference to Exhibit 4.3 to the Registrant’s May 8, 2020 Registration Statement on Form S-8

10.29	Rayonier Investment and Savings Plan for Salaried Employees effective March 1, 1994, amended and restated effective March 1, 2022*	Incorporated by reference to Exhibit 10.1 to the Registrant’s March 31, 2022 Form 10-Q

10.30	Amendment Number One Rayonier Investment and Savings Plan for Salaried Employees effective as of July 1, 2024, executed June 13, 2024*	Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2024 Form 10-Q

10.31	Amendment Number Two Rayonier Investment and Savings Plan for Salaried Employees effective as of January 15, 2025, executed January 14, 2025*	Filed herewith

10.32
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

10.33
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
Incorporated by reference to Exhibit 10.4 to the Registrant’s March 31, 2020 Form 10-Q

10.34	Annex A to Second Amendment to Credit Agreement	Incorporated by reference to Exhibit 10.5 to the Registrant’s March 31, 2020 Form 10-Q

Exhibit No.	Description	Location
10.35
First Amendment and Incremental Term Loan Agreement dated as of April 28, 2016, by and among Rayonier Inc., Rayonier TRS Holdings Inc., Rayonier Operating Company LLC, as Borrowers, CoBank, ACB, as Administrative Agent and the several banks, financial institutions and other institutional lenders party thereto
Incorporated by reference to Exhibit 10.1 to the Registrant’s May 2, 2016 Form 8-K

10.36
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

10.37
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

10.38	2016 Guarantee Agreement dated as of April 28, 2016 among Rayonier Inc., Rayonier TRS Holdings Inc. and COBANK, ACB, as Administrative Agent	Incorporated by reference to Exhibit 10.2 to the Registrant’s May 2, 2016 Form 8-K

10.39
Fifth Amendment, Incremental Term Loan Agreement and Amendment to Guarantee Agreement, dated as of December 14, 2022, by and among Rayonier Inc., Rayonier TRS Holdings Inc., Rayonier Operating Company LLC, and Rayonier, L.P., as borrowers, the several banks, financial institutions and other institutional lenders party thereto and CoBank, ACB, as administrative agent
Incorporated by reference to Exhibit 10.1 to the Registrant’s December 14, 2022 Form 8-K

19.1	Rayonier Corporate Policy Manual, Trading in Rayonier Securities, effective July 1, 2012, revised July 14, 2023	Filed herewith

19.2	Rayonier Inc. Supplemental Insider Trading Policy, effective as of July 14, 2023	Filed herewith

21.1	List of subsidiaries of Rayonier Inc.	Filed herewith

21.2	List of subsidiaries of Rayonier, L.P.	Filed herewith

22.1	List of Guarantor Subsidiaries	Incorporated by reference to Exhibit 22.1 to the Registrant’s June 30, 2022 Form 10-Q

23.1	Rayonier Inc. - Consent of Ernst & Young LLP	Filed herewith

23.2	Rayonier, L.P. - Consent of Ernst & Young LLP	Filed herewith

24	Powers of attorney	Filed herewith

31.1	Rayonier Inc. - Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Rayonier Inc. - Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14-(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Rayonier, L.P. - Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

Exhibit No.	Description	Location
31.4	Rayonier, L.P - Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Rayonier Inc. - Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Rayonier, L.P. - Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

97.1	Rayonier Clawback Policy in the Event of a Financial Restatement, dated July 20, 2023*	Incorporated by reference to Exhibit 97.1 to the Registrant’s December 31, 2023 Form 10-K

97.2	Rayonier Clawback Policy in the Event of Detrimental Conduct*	Incorporated by reference to Exhibit 97.2 to the Registrant’s December 31, 2023 Form 10-K
101
The following financial information from Rayonier Inc. and Rayonier, L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in Inline Extensible Business Reporting Language (“iXBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income (Loss) for the Years Ended December 31, 2024, 2023 and 2022 of Rayonier Inc.; (ii) the Consolidated Balance Sheets as of December 31, 2024 and 2023 of Rayonier Inc.; (iii) the Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2024, 2023 and 2022 of Rayonier Inc.; (iv) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022 of Rayonier Inc.; (v) the Consolidated Statements of Income and Comprehensive Income (Loss) for the Years Ended December 31, 2024, 2023 and 2022 of Rayonier, L.P.; (vi) the Consolidated Balance Sheets as of December 31, 2024 and 2023 of Rayonier, L.P.; (vii) the Consolidated Statements of Changes in Capital for the Years Ended December 31, 2024, 2023 and 2022 of Rayonier, L.P.; (viii) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022 of Rayonier, L.P.; and (ix) the Notes to the Consolidated Financial Statements of Rayonier Inc. and Rayonier, L.P.
Filed herewith

104	The cover page from the Company’s Annual Report on Form 10-K from the fiscal year ended December 31, 2024, formatted in Inline XBRL (included as Exhibit 101)	Filed herewith

* Management contract or compensatory plan.
** Certain schedules and similar attachments have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish supplemental copies of any such schedules or attachments to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAYONIER INC.

By:	/s/ APRIL TICE
April Tice Senior Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)

RAYONIER, L.P.

By:	/s/ APRIL TICE
April Tice Senior Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)
February 21, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Rayonier Inc., for itself and in its capacity as General Partner of Rayonier, L.P., and in the capacities and on the dates indicated. Exhibit 24 is incorporated by reference herein.

Signature	Title	Date

/s/ MARK MCHUGH	President and Chief Executive Officer	February 21, 2025
Mark McHugh (Principal Executive Officer)

/s/ APRIL TICE	Senior Vice President and Chief Financial Officer	February 21, 2025
April Tice (Principal Financial and Accounting Officer)

*	Chairman of the Board
Scott R. Jones

*	Director
Keith E. Bass

*	Director
Ann C. Nelson

*	Director
V. Larkin Martin

*	Director
Meridee A. Moore

*	Director
Matthew J. Rivers

*	Director
Andrew G. Wiltshire

*	Director
Gregg A. Gonsalves

*By:	/s/ MARK R. BRIDWELL	February 21, 2025
Mark R. Bridwell Attorney-In-Fact