Form 10-Q
period 2025-03-31
RAYONIER INC; Rayonier, L.P.
filed 2025-05-02
CIK 52827, 1806931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Rayonier Inc.    Yes ☐        No  ☒    Rayonier, L.P.    Yes ☐        No  ☒
As of April 25, 2025, Rayonier Inc. had 155,777,128 Common Shares outstanding. As of April 25, 2025, Rayonier, L.P. had 2,086,450 Units outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarterly period ended March 31, 2025 of Rayonier Inc., a North Carolina corporation, and Rayonier, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Rayonier” or “the Company” mean Rayonier Inc. and references to the “Operating Partnership” mean Rayonier, L.P. References to “we,” “us,” and “our” mean collectively Rayonier Inc., the Operating Partnership and entities/subsidiaries owned or controlled by Rayonier Inc. and/or the Operating Partnership.

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

As of March 31, 2025, the Company owned a 98.7% interest in the Operating Partnership, with the remaining 1.3% interest owned by limited partners of the Operating Partnership. As the sole general partner of the Operating Partnership, Rayonier Inc. has exclusive control of the day-to-day management of the Operating Partnership.

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

i

PART I.        FINANCIAL INFORMATION

Item 1.         Financial Statements

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
SALES (NOTE 4)	$82,922	$113,704
Costs and Expenses
Cost of sales	(64,952)	(86,123)
Selling and general expenses	(16,692)	(18,980)
Other operating (expense) income, net (Note 15)	(1,219)	31
	(82,863)	(105,072)
OPERATING INCOME	59	8,632
Interest expense, net	(6,394)	(8,948)
Interest income	2,876	1,895
Other miscellaneous expense, net	(1,842)	(7,080)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(5,301)	(5,501)
Income tax (expense) benefit (Note 16)	(291)	991
LOSS FROM CONTINUING OPERATIONS	(5,592)	(4,510)
DISCONTINUED OPERATIONS, NET (NOTE 2)
Income from discontinued operations, net of tax	2,507	6,816
NET (LOSS) INCOME	(3,085)	2,306
Less: Net loss (income) attributable to noncontrolling interests in the Operating Partnership	46	(20)
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(385)	(929)
NET (LOSS) INCOME ATTRIBUTABLE TO RAYONIER INC.	(3,424)	1,357
OTHER COMPREHENSIVE (LOSS) INCOME, RELATING TO CONTINUING OPERATIONS
Cash flow hedges, net of income tax effect of $0 and $0	(8,758)	7,763
Pension and postretirement benefit plans, net of income tax effect of $0 and $1,222	(2)	9,562
OTHER COMPREHENSIVE INCOME (LOSS), RELATING TO DISCONTINUED OPERATIONS
Foreign currency translation adjustment, net of income tax effect of $0 and $0	3,633	(16,951)
Cash flow hedges, net of income tax effect of $665 and $1,866	1,711	(4,797)
Total other comprehensive loss	(3,416)	(4,423)
COMPREHENSIVE LOSS	(6,501)	(2,117)
Less: Comprehensive loss attributable to noncontrolling interests in the Operating Partnership	98	17
Less: Comprehensive (income) loss attributable to noncontrolling interests in consolidated affiliates	(897)	947
COMPREHENSIVE LOSS ATTRIBUTABLE TO RAYONIER INC.	($7,300)	($1,153)
(LOSS) EARNINGS PER COMMON SHARE (NOTE 6)
BASIC (LOSS) EARNINGS PER SHARE ATTRIBUTABLE TO RAYONIER INC.
Continuing Operations	($0.04)	($0.03)
Discontinued Operations	$0.01	$0.04
Net Income	($0.02)	$0.01
DILUTED (LOSS) EARNINGS PER SHARE ATTRIBUTABLE TO RAYONIER INC.
Continuing Operations	($0.04)	($0.03)
Discontinued Operations	$0.01	$0.04
Net Income	($0.02)	$0.01
See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	March 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$216,242	$303,065
Restricted cash, current (Note 18)	—	19,366
Trade receivables, less allowance for doubtful accounts of $217 and $401	10,414	8,006
Other receivables	6,790	13,267
Inventory (Note 14)	33,310	30,879
Prepaid expenses	9,869	9,566
Assets held for sale (excluding discontinued operations) (Note 19)	7,356	5,371
Other current assets	54	53
Current assets of discontinued operations (Note 2)	483,353	47,320
Total current assets	767,388	436,893
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,367,109	2,384,345
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 13)	112,868	109,610
PROPERTY, PLANT AND EQUIPMENT
Land	5,581	5,581
Buildings	24,493	24,493
Machinery and equipment	4,876	4,876
Construction in progress	1,548	779
Total property, plant and equipment, gross	36,498	35,729
Less — accumulated depreciation	(18,764)	(18,297)
Total property, plant and equipment, net	17,734	17,432
RESTRICTED CASH, NON-CURRENT (NOTE 18)	677	676
RIGHT-OF-USE ASSETS	18,042	18,588
OTHER ASSETS	67,535	78,276
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS (NOTE 2)	—	428,599
TOTAL ASSETS	$3,351,353	$3,474,419
LIABILITIES, NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$11,399	$16,914
Accrued taxes	3,490	1,840
Accrued payroll and benefits	6,417	15,317
Accrued interest	7,671	5,228
Dividend and distribution payable	—	271,815
Deferred revenue	17,732	20,902
Other current liabilities	8,114	9,359
Current liabilities of discontinued operations (Note 2)	227,991	47,335
Total current liabilities	282,814	388,710
LONG-TERM DEBT, NET (NOTE 7)	1,044,635	1,044,410
LONG-TERM LEASE LIABILITY	15,318	16,260
LONG-TERM DEFERRED REVENUE	12,354	10,697
OTHER NON-CURRENT LIABILITIES	12,767	11,125
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS (NOTE 2)	—	170,841
CONTINGENCIES (NOTE 10)
NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP (NOTE 5)	58,170	51,843
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 shares authorized, 156,007,772 and 148,536,643 shares issued and outstanding	1,725,212	1,522,487
Retained earnings	204,180	257,254
Accumulated other comprehensive loss (Note 17)	(14,304)	(10,429)
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	1,915,088	1,769,312
Noncontrolling interests in consolidated affiliates (Note 5)	10,207	11,221
TOTAL SHAREHOLDERS’ EQUITY	1,925,295	1,780,533
TOTAL LIABILITIES, NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND SHAREHOLDERS’ EQUITY	$3,351,353	$3,474,419

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except share data)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2025	148,536,643	$1,522,487	$257,254	($10,429)	$11,221	$1,780,533
Net (loss) income	—	—	(3,470)	—	385	(3,085)
Net loss attributable to noncontrolling interests in the Operating Partnership	—	—	46	—	—	46
Dividends ($0.2725 per share) (a)	—	—	(42,686)	—	—	(42,686)
Issuance of common shares from special dividend (b)	7,560,983	200,454	—	—	—	200,454
Issuance of shares under incentive stock plans	5,566	—	—	—	—	—
Stock-based incentive compensation	—	2,281	—	—	—	2,281
Repurchase of common shares to pay withholding taxes on vested incentive stock awards	(1,420)	(38)	—	—	—	(38)
Repurchase of common shares made under repurchase program	(95,000)	—	(2,623)	—	—	(2,623)
Adjustment of noncontrolling interests in the Operating Partnership	—	—	(4,341)	—	—	(4,341)
Conversion of units into common shares	1,000	28	—	—	—	28
Pension and postretirement benefit plans	—	—	—	(2)	—	(2)
Foreign currency translation adjustment	—	—	—	3,515	118	3,633
Cash flow hedges	—	—	—	(7,441)	394	(7,047)
Allocation of other comprehensive loss to noncontrolling interests in the Operating Partnership	—	—	—	53	—	53
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(1,911)	(1,911)
Balance, March 31, 2025	156,007,772	$1,725,212	$204,180	($14,304)	$10,207	$1,925,295

(a)For information regarding distributions to noncontrolling interests in the Operating Partnership, see the Rayonier Inc. Consolidated Statements of Cash Flows and Note 5 — Noncontrolling Interests.
(b)Reflects the issuance of shares related to the Company’s special dividend of $1.80 per common share, paid on January 30, 2025, to shareholders of record as of December 12, 2024. This dividend comprised a combination of cash and the Company’s common shares.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CONTINUED)
(Unaudited)
(Dollars in thousands, except share data)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests in Consolidated Affiliates	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2024	148,299,117	$1,497,641	$338,244	$24,651	$17,066	$1,877,602
Net income	—	—	1,377	—	929	2,306
Net income attributable to noncontrolling interests in the Operating Partnership	—	—	(20)	—	—	(20)
Dividends ($0.285 per share) (a)	—	—	(42,777)	—	—	(42,777)
Issuance of shares under incentive stock plans	752	—	—	—	—	—
Stock-based incentive compensation	—	3,218	—	—	—	3,218
Repurchase of common shares to pay withholding taxes on vested incentive stock awards	(924)	(31)	—	—	—	(31)
Adjustment of noncontrolling interests in the Operating Partnership	—	—	(291)	—	—	(291)
Conversion of units into common shares	350,376	11,511	—	—	—	11,511
Pension and postretirement benefit plans	—	—	—	9,562	—	9,562
Foreign currency translation adjustment	—	—	—	(16,178)	(773)	(16,951)
Cash flow hedges	—	—	—	4,070	(1,104)	2,966
Allocation of other comprehensive loss to noncontrolling interests in the Operating Partnership	—	—	—	265	—	265
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(1,713)	(1,713)
Balance, March 31, 2024	148,649,321	$1,512,339	$296,533	$22,370	$14,405	$1,845,647

(a)For information regarding distributions to noncontrolling interests in the Operating Partnership, see the Rayonier Inc. Consolidated Statements of Cash Flows and Note 5 — Noncontrolling Interests.

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net (loss) income	($3,085)	$2,306
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation, depletion and amortization from continuing operations	23,493	33,063
Depreciation, depletion and amortization from discontinued operations	4,334	4,020
Non-cash cost of land and improved development	2,399	2,953
Stock-based incentive compensation expense	2,281	3,218
Deferred income taxes	(1,048)	(1,004)
Pension settlement charge	—	5,673
Other	8,754	1,899
Changes in operating assets and liabilities:
Receivables	(687)	(7,493)
Inventories	(1,506)	565
Accounts payable	1,131	8,537
All other operating activities	(8,367)	(1,439)
CASH PROVIDED BY OPERATING ACTIVITIES	27,699	52,298
INVESTING ACTIVITIES
Capital expenditures from continuing operations	(12,023)	(15,260)
Capital expenditures from discontinued operations	(2,654)	(3,608)
Real estate development investments	(4,087)	(5,483)
Other	(2,674)	302
CASH USED FOR INVESTING ACTIVITIES	(21,438)	(24,049)
FINANCING ACTIVITIES
Dividends paid on common shares (a)	(110,442)	(72,258)
Distributions to noncontrolling interests in the Operating Partnership (b)	(1,463)	(1,085)
Repurchase of common shares to pay withholding taxes on vested incentive stock awards	(38)	(31)
Repurchase of common shares made under repurchase program	(2,623)	—
Distributions to noncontrolling interests in consolidated affiliates	(1,911)	(1,713)
CASH USED FOR FINANCING ACTIVITIES	(116,477)	(75,087)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	28	(956)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	(110,188)	(47,794)

Balance from continuing operations, beginning of year	323,107	180,362
Balance from discontinued operations, beginning of year	20,093	28,012
Total Balance, beginning of year	$343,200	$208,374

Balance from continuing operations, end of period	216,919	142,784
Balance from discontinued operations, end of period	16,093	17,796
Total Balance, end of period	$233,012	$160,580

(a)The three months ended March 31, 2025 includes an additional dividend of $1.80 per common share, consisting of a combination of cash and the Company’s common shares. The cash portion of $67.8 million was paid on January 30, 2025 to shareholders of record on December 12, 2024. The three months ended March 31, 2024 includes an additional cash dividend of $0.20 per common share, totaling $29.8 million. The additional dividend was paid on January 12, 2024, to shareholders of record on December 29, 2023.
(b)The three months ended March 31, 2025 includes an additional distribution of $1.80 per Redeemable Operating Partnership Unit, consisting of a combination of cash and the Company’s Redeemable Operating Partnership Units. The cash portion of $0.9 million was paid on January 30, 2025, to holders of record on December 12, 2024. The three months ended March 31, 2024 includes an additional cash distribution of $0.20 per Redeemable Operating Partnership Unit, totaling $0.5 million. The additional distribution was paid on January 12, 2024, to holders of record on December 29, 2023.

	Three Months Ended March 31,
	2025	2024
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash (received) paid during the period:
Interest (a)	($1,882)	$800
Income taxes (b)	3,117	1,845
Non-cash investing and financing activity:
Capital assets purchased on account	3,798	7,330
Issuance of common shares from special dividend	200,454	—
Issuance of Redeemable Operating Partnership Units from special distribution	2,681	—

(a)Interest (received) paid includes patronage payments received of $7.7 million and $8.1 million for the three months ended March 31, 2025 and March 31, 2024, respectively. For additional information on patronage payments, see Note 7 — Debt in the 2024 Form 10-K. Interest (received) paid for the three months ended March 31, 2025 and March 31, 2024 includes $0.7 million and $0.8 million, respectively, from discontinued operations.
(b)Income taxes for the three months ended March 31, 2025 and March 31, 2024 includes $2.9 million and $1.6 million, respectively, from discontinued operations.

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2025	2024
SALES (NOTE 4)	$82,922	$113,704
Costs and Expenses
Cost of sales	(64,952)	(86,123)
Selling and general expenses	(16,692)	(18,980)
Other operating (expense) income, net (Note 15)	(1,219)	31
	(82,863)	(105,072)
OPERATING INCOME	59	8,632
Interest expense, net	(6,394)	(8,948)
Interest income	2,876	1,895
Other miscellaneous expense, net	(1,842)	(7,080)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(5,301)	(5,501)
Income tax (expense) benefit (Note 16)	(291)	991
LOSS FROM CONTINUING OPERATIONS	(5,592)	(4,510)
DISCONTINUED OPERATIONS, NET (NOTE 2)
Income from discontinued operations, net of tax	2,507	6,816
NET (LOSS) INCOME	(3,085)	2,306
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(385)	(929)
NET (LOSS) INCOME ATTRIBUTABLE TO RAYONIER, L.P. UNITHOLDERS	(3,470)	1,377
NET (LOSS) INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
Limited Partners	(3,435)	1,363
General Partners	(35)	14
Net (loss) income attributable to unitholders	(3,470)	1,377
OTHER COMPREHENSIVE (LOSS) INCOME, RELATING TO CONTINUING OPERATIONS
Cash flow hedges, net of income tax effect of $0 and $0	(8,758)	7,763
Pension and postretirement benefit plans, net of income tax effect of $0 and $1,222	(2)	9,562
OTHER COMPREHENSIVE INCOME (LOSS), RELATING TO DISCONTINUED OPERATIONS
Foreign currency translation adjustment, net of income tax effect of $0 and $0	3,633	(16,951)
Cash flow hedges, net of income tax effect of $665 and $1,866	1,711	(4,797)
Total other comprehensive loss	(3,416)	(4,423)
COMPREHENSIVE LOSS	(6,501)	(2,117)
Less: Comprehensive (income) loss attributable to noncontrolling interests in consolidated affiliates	(897)	947
COMPREHENSIVE LOSS ATTRIBUTABLE TO RAYONIER, L.P. UNITHOLDERS	($7,398)	($1,170)
(LOSS) EARNINGS PER UNIT (NOTE 6)
BASIC (LOSS) EARNINGS PER UNIT ATTRIBUTABLE TO RAYONIER L.P.
Continuing Operations	($0.04)	($0.03)
Discontinued Operations	$0.01	$0.04
Net Income	($0.02)	$0.01
DILUTED (LOSS) EARNINGS PER UNIT ATTRIBUTABLE TO RAYONIER L.P.
Continuing Operations	($0.04)	($0.03)
Discontinued Operations	$0.01	$0.04
Net Income	($0.02)	$0.01
See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	March 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$216,242	$303,065
Restricted cash, current (Note 18)	—	19,366
Trade receivables, less allowance for doubtful accounts of $217 and $401	10,414	8,006
Other receivables	6,790	13,267
Inventory (Note 14)	33,310	30,879
Prepaid expenses	9,869	9,566
Assets held for sale (excluding discontinued operations) (Note 19)	7,356	5,371
Other current assets	54	53
Current assets of discontinued operations (Note 2)	483,353	47,320
Total current assets	767,388	436,893
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,367,109	2,384,345
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 13)	112,868	109,610
PROPERTY, PLANT AND EQUIPMENT
Land	5,581	5,581
Buildings	24,493	24,493
Machinery and equipment	4,876	4,876
Construction in progress	1,548	779
Total property, plant and equipment, gross	36,498	35,729
Less — accumulated depreciation	(18,764)	(18,297)
Total property, plant and equipment, net	17,734	17,432
RESTRICTED CASH, NON-CURRENT (NOTE 18)	677	676
RIGHT-OF-USE ASSETS	18,042	18,588
OTHER ASSETS	67,535	78,276
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS (NOTE 2)	—	428,599
TOTAL ASSETS	$3,351,353	$3,474,419
LIABILITIES, REDEEMABLE OPERATING PARTNERSHIP UNITS AND CAPITAL
CURRENT LIABILITIES
Accounts payable	$11,399	$16,914
Accrued taxes	3,490	1,840
Accrued payroll and benefits	6,417	15,317
Accrued interest	7,671	5,228
Distribution payable	—	271,815
Deferred revenue	17,732	20,902
Other current liabilities	8,114	9,359
Current liabilities of discontinued operations (Note 2)	227,991	47,335
Total current liabilities	282,814	388,710
LONG-TERM DEBT, NET (NOTE 7)	1,044,635	1,044,410
LONG-TERM LEASE LIABILITY	15,318	16,260
LONG-TERM DEFERRED REVENUE	12,354	10,697
OTHER NON-CURRENT LIABILITIES	12,767	11,125
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS (NOTE 2)	—	170,841
CONTINGENCIES (NOTE 10)
REDEEMABLE OPERATING PARTNERSHIP UNITS (NOTE 5) 2,086,450 and 1,986,319 Units outstanding, respectively	58,170	51,843
CAPITAL
General partners’ capital	19,269	17,772
Limited partners’ capital	1,907,612	1,759,405
Accumulated other comprehensive loss (Note 17)	(11,793)	(7,865)
TOTAL CONTROLLING INTEREST CAPITAL	1,915,088	1,769,312
Noncontrolling interests in consolidated affiliates (Note 5)	10,207	11,221
TOTAL CAPITAL	1,925,295	1,780,533
TOTAL LIABILITIES, REDEEMABLE OPERATING PARTNERSHIP UNITS AND CAPITAL	$3,351,353	$3,474,419
See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Unaudited)
(Dollars in thousands, except share data)

	Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance, January 1, 2025	$17,772	$1,759,405	($7,865)	$11,221	$1,780,533
Net (loss) income	(35)	(3,435)	—	385	(3,085)
Distributions on units ($0.2725 per unit)	(432)	(42,822)	—	—	(43,254)
Issuance of units from special distribution (a)	2,031	201,104	—	—	203,135
Stock-based incentive compensation	23	2,258	—	—	2,281
Repurchase of units to pay withholding taxes on vested incentive stock awards	(1)	(37)	—	—	(38)
Repurchase of units made under repurchase program	(26)	(2,597)	—	—	(2,623)
Adjustment of Redeemable Operating Partnership Units	(63)	(6,292)	—	—	(6,355)
Conversion of units into common shares	—	28	—	—	28
Pension and postretirement benefit plans	—	—	(2)	—	(2)
Foreign currency translation adjustment	—	—	3,515	118	3,633
Cash flow hedges	—	—	(7,441)	394	(7,047)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,911)	(1,911)
Balance, March 31, 2025	$19,269	$1,907,612	($11,793)	$10,207	$1,925,295

(a)Reflects the issuance of units related to the Company’s special distribution of $1.80 per unit, paid on January 30, 2025, to holders of record as of December 12, 2024. This distribution comprised a combination of cash and units.

	Units		Accumulated Other Comprehensive Income	Noncontrolling Interests in Consolidated Affiliates	Total Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance, January 1, 2024	$18,325	$1,814,193	$28,018	$17,066	$1,877,602
Net income	14	1,363	—	929	2,306
Distributions on units ($0.285 per unit)	(434)	(42,940)	—	—	(43,374)
Stock-based incentive compensation	32	3,186	—	—	3,218
Repurchase of units to pay withholding taxes on vested incentive stock awards	(1)	(30)	—	—	(31)
Adjustment of Redeemable Operating Partnership Units	6	545	—	—	551
Conversion of units into common shares	115	11,396	—	—	11,511
Pension and postretirement benefit plans	—	—	9,562	—	9,562
Foreign currency translation adjustment	—	—	(16,178)	(773)	(16,951)
Cash flow hedges	—	—	4,070	(1,104)	2,966
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,713)	(1,713)
Balance, March 31, 2024	$18,057	$1,787,713	$25,472	$14,405	$1,845,647

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net (loss) income	($3,085)	$2,306
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation, depletion and amortization from continuing operations	23,493	33,063
Depreciation, depletion and amortization from discontinued operations	4,334	4,020
Non-cash cost of land and improved development	2,399	2,953
Stock-based incentive compensation expense	2,281	3,218
Deferred income taxes	(1,048)	(1,004)
Pension settlement charge	—	5,673
Other	8,754	1,899
Changes in operating assets and liabilities:
Receivables	(687)	(7,493)
Inventories	(1,506)	565
Accounts payable	1,131	8,537
All other operating activities	(8,367)	(1,439)
CASH PROVIDED BY OPERATING ACTIVITIES	27,699	52,298
INVESTING ACTIVITIES
Capital expenditures from continuing operations	(12,023)	(15,260)
Capital expenditures from discontinued operations	(2,654)	(3,608)
Real estate development investments	(4,087)	(5,483)
Other	(2,674)	302
CASH USED FOR INVESTING ACTIVITIES	(21,438)	(24,049)
FINANCING ACTIVITIES
Distributions on units (a)	(111,905)	(73,343)
Repurchase of units to pay withholding taxes on vested incentive stock awards	(38)	(31)
Repurchase of units made under repurchase program	(2,623)	—
Distributions to noncontrolling interests in consolidated affiliates	(1,911)	(1,713)
CASH USED FOR FINANCING ACTIVITIES	(116,477)	(75,087)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	28	(956)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	(110,188)	(47,794)

Balance from continuing operations, beginning of year	323,107	180,362
Balance from discontinued operations, beginning of year	20,093	28,012
Total Balance, beginning of year	$343,200	$208,374

Balance from continuing operations, end of period	216,919	142,784
Balance from discontinued operations, end of period	16,093	17,796
Total Balance, end of period	$233,012	$160,580

(a)The three months ended March 31, 2025 includes an additional distribution of $1.80 per unit, consisting of a combination of cash and units. The cash portion of $68.7 million was paid on January 30, 2025, to holders of record on December 12, 2024. The three months ended March 31, 2024 includes an additional cash distribution of $0.20 per unit, totaling $30.2 million. The additional distribution was paid on January 12, 2024, to holders of record on December 29, 2023.

	Three Months Ended March 31,
	2025	2024
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash (received) paid during the period:
Interest (a)	($1,882)	$800
Income taxes (b)	3,117	1,845
Non-cash investing and financing activity:
Capital assets purchased on account	3,798	7,330
Issuance of units from special distribution	203,135	—

(a)Interest (received) paid includes patronage payments received of $7.7 million and $8.1 million for the three months ended March 31, 2025 and March 31, 2024, respectively. For additional information on patronage payments, see Note 7 — Debt in the 2024 Form 10-K. Interest (received) paid for the three months ended March 31, 2025 and March 31, 2024 includes $0.7 million and $0.8 million, respectively, from discontinued operations.
(b)Income taxes for the three months ended March 31, 2025 and March 31, 2024 includes $2.9 million and $1.6 million, respectively, from discontinued operations.

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
The Rayonier Inc. and Rayonier, L.P. year-end balance sheet information was derived from audited financial statements not included herein. In the opinion of management, these financial statements and notes reflect any adjustments (all of which are normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. These statements and notes should be read in conjunction with the financial statements and supplementary data included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC (the “2024 Form 10-K”).
As of March 31, 2025, the Company owned a 98.7% interest in the Operating Partnership, with the remaining 1.3% interest owned by limited partners of the Operating Partnership. As the sole general partner of the Operating Partnership, Rayonier Inc. has exclusive control of the day-to-day management of the Operating Partnership.
SUMMARY OF UPDATES TO SIGNIFICANT ACCOUNTING POLICIES
For a full description of our other significant accounting policies, see Note 1 — Summary of Significant Accounting Policies in our 2024 Form 10-K.
RECLASSIFICATIONS
Certain 2024 amounts have been reclassified to align with the current presentation, including reclassifications for discontinued operations. In March 2025, we entered into a purchase and sale agreement to divest our entire 77% interest in our New Zealand operations. Accordingly, New Zealand’s financial results are reported as discontinued operations in our Consolidated Statements of Income and Comprehensive Income for all periods presented.
Our New Zealand assets and liabilities are presented separately as Assets Held for Sale in our Consolidated Balance Sheets for all periods presented.
The Consolidated Statements of Cash Flows for both 2025 and 2024 have not been restated to exclude the New Zealand operation’s cash flows.
Unless otherwise specified, all amounts and disclosures within these Notes to Condensed Consolidated Financial Statements pertain to the Company’s continuing operations.
See Note 2 — Discontinued Operations for additional information regarding the sale of the New Zealand joint venture.
ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This ASU requires additional disclosures about certain costs and expenses within the notes to the financial statements. Subsequently in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarifies the adoption timeline. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The guidance allows for either prospective or retrospective application. We are currently evaluating the impact of adopting this new guidance on our consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU enhances annual income tax disclosures, primarily affecting the rate reconciliation and income taxes paid reconciliation. The pronouncement is effective for annual periods beginning after December 15, 2024, and requires prospective application, although early adoption and retrospective application are permitted. We do not anticipate this disclosure-only ASU will impact our consolidated financial statements.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Other recent accounting pronouncements, either adopted or pending adoption and not discussed above, are not applicable or are not expected to have a material impact on our consolidated financial condition, results of operations, or cash flows.
SUBSEQUENT EVENTS
During April, the Company repurchased another 404,041 shares at an average price of $24.75 per share, or $10.0 million in total. As of April 30, the Company had $287.4 million remaining on its current share repurchase authorization.

2.    DISCONTINUED OPERATIONS
On March 9, 2025, Rayonier entered into a purchase and sale agreement with Taurus Forest Holdings Limited, pursuant to which Rayonier has agreed to sell its entire 77% interest in its New Zealand operations for $710 million, subject to net debt, working capital, and other adjustments. The transaction is expected to close in 2025, subject to the receipt of regulatory approvals and the satisfaction of other closing conditions.
We will not have a continuing involvement in the operations of New Zealand following the close of the sale. Accordingly, the financial results of the New Zealand Timber segment and the New Zealand portion of the Real Estate, Trading and Corporate segments are classified as discontinued operations in our Consolidated Statements of Income and Comprehensive Income (Loss) for all periods presented.
The following table summarizes the results of our New Zealand operations for the three months ended March 31, 2025 and 2024, as presented in “Income from discontinued operations, net of tax” in the Consolidated Statements of Income and Comprehensive Income (Loss):

	Three Months Ended March 31,
	2025	2024
Sales	$56,760	$54,392
Costs and Expenses
Cost of sales	(50,589)	(47,057)
Other operating (expense) income, net (a)	(1,622)	243
	(52,211)	(46,814)
Operating income from discontinued operations	4,549	7,578
Interest expense, net	(728)	(796)
Interest income	98	193
Income from discontinued operations before income taxes	3,919	6,975
Income tax expense	(1,412)	(159)
Income from discontinued operations, net of tax	2,507	6,816
Less: Net income from discontinued operations attributable to noncontrolling interests in the Operating Partnership	(28)	(85)
Less: Net income from discontinued operations attributable to noncontrolling interests in consolidated affiliates	(385)	(939)
Net income from discontinued operations attributable to Rayonier Inc.	$2,094	$5,792

(a)The three months ended March 31, 2025 includes $0.2 million of transaction costs which include legal, advisory, and other due diligence costs.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The major classes of the New Zealand operation’s assets and liabilities are as follows:

	March 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	16,093	$20,093
Trade receivables, less allowance for doubtful accounts of $0 and $0	18,634	18,935
Inventory	3,030	1,462
Prepaid expenses	6,107	6,206
Other current assets	205	624
Total current assets	44,069	47,320
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	342,899	339,724
PROPERTY, PLANT AND EQUIPMENT
Buildings	1,732	1,707
Machinery and equipment	173	171
Total property, plant and equipment, gross	1,905	1,878
Less — accumulated depreciation	(980)	(935)
Total property, plant and equipment, net	925	943
RIGHT-OF-USE ASSETS	71,128	64,082
OTHER ASSETS	24,332	23,850
TOTAL ASSETS	$483,353	$475,919
LIABILITIES
CURRENT LIABILITIES
Accounts payable	12,074	$9,145
Current maturities of long-term debt, net	19,722	19,442
Accrued taxes	649	2,399
Accrued payroll and benefits	1,215	793
Other current liabilities	15,668	15,556
Total current liabilities	49,328	47,335
LONG-TERM DEBT, NET	46,015	45,360
LONG-TERM LEASE LIABILITY	67,055	60,038
OTHER NON-CURRENT LIABILITIES	65,593	65,443
TOTAL LIABILITIES	$227,991	$218,176
The following table summarizes the depreciation, depletion and amortization and capital expenditures of the Company’s discontinued operations related to the New Zealand operations:

	Three Months Ended March 31,
	2025	2024
Depreciation, depletion and amortization	$4,334	$4,020
Capital expenditures	2,654	3,608

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

3.    SEGMENT AND GEOGRAPHICAL INFORMATION
As of March 31, 2025, Rayonier operated in four reportable segments: Southern Timber, Pacific Northwest Timber, Real Estate, and Trading. Prior to the first quarter of 2025, we operated in five reportable business segments, which included New Zealand Timber. On March 9, 2025, we entered into a purchase and sale agreement to sell our entire 77% interest in the New Zealand joint venture and as a result, the New Zealand operations are shown as discontinued operations for all periods presented. See Note 2 — Discontinued Operations for additional information.
Sales between operating segments are made based on estimated fair market value, and intercompany sales, purchases and profits (losses) are eliminated in consolidation. Our chief operating decision maker (“CODM”), the Chief Executive Officer, evaluates segment operating performance based on Adjusted Earnings before Interest, Taxes, Depreciation, Depletion and Amortization (“Adjusted EBITDA”) to make decisions about allocating resources and assessing performance. Total assets by segment are not used by the CODM to assess the performance of or allocate resources to the segments, therefore total assets by segment are not disclosed.
Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of land and improved development, non-operating income and expense, income from discontinued operations, restructuring charges and Large Dispositions.
We believe that Operating income (loss), as defined by U.S. GAAP, is the most appropriate earnings measurement with which to reconcile Adjusted EBITDA. Adjusted EBITDA should not be considered as an alternative to Operating income (loss) as determined in accordance with U.S. GAAP. Operating income (loss) as presented in the Consolidated Statements of Income and Comprehensive Income (Loss) is equal to segment income.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables summarize the segment information for the three months ended March 31, 2025 and 2024:

Three Months Ended	Southern Timber	Pacific Northwest Timber	Real Estate	Trading	Corporate and Other	Total
March 31, 2025
Sales	$50,944	$21,404	$10,167	$407	—	$82,922
Costs and Expenses
Cut & haul costs	(12,521)	(9,340)	—	—	—	(21,861)
Port / freight costs	—	(14)	—	(4)	—	(18)
Depreciation, depletion and amortization	(16,899)	(5,606)	(564)	—	(424)	(23,493)
Non-cash cost of land and improved development	—	—	(2,399)	—	—	(2,399)
Other costs and expenses (a)	(11,374)	(5,696)	(8,154)	(857)	(9,011)	(35,092)
Operating income (loss)	$10,150	$748	($950)	($454)	($9,435)	$59
Add: Restructuring charges (b)	—	—	—	—	1,110	1,110
Add: Depreciation, depletion and amortization	16,899	5,606	564	—	424	23,493
Add: Non-cash cost of land and improved development	—	—	2,399	—	—	2,399
Adjusted EBITDA	$27,049	$6,354	$2,013	($454)	($7,901)	$27,061

Reconciliation of segment results to consolidated income before taxes
Interest, net and miscellaneous income						($3,518)
Depreciation, depletion and amortization						(23,493)
Non-cash cost of land and improved development						(2,399)
Non-operating expense						(1,842)
Restructuring charges (b)						(1,110)
Loss from Continuing Operations Before Income Taxes						($5,301)
Income tax expense						(291)
Loss from Continuing Operations						($5,592)
Income from discontinued operations, net of tax						2,507
Net Loss						($3,085)

(a)Other costs and expenses for each reportable segment primarily includes other direct and indirect cost of sales and selling and general expenses.
(b)Restructuring charges include severance costs related to workforce optimization initiatives. Restructuring charges are recorded within the Consolidated Statements of Income and Comprehensive Income (Loss) under the caption “Other operating (expense) income, net.”

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Three Months Ended	Southern Timber	Pacific Northwest Timber	Real Estate	Trading	Corporate and Other	Total
March 31, 2024
Sales	$69,978	$25,192	$15,564	$2,970	—	$113,704
Costs and Expenses
Cut & haul costs	(13,398)	(10,837)	—	—	—	(24,235)
Port / freight costs	(1,216)	(1,239)	—	(1,327)	—	(3,782)
Depreciation, depletion and amortization	(21,796)	(9,075)	(1,749)	—	(443)	(33,063)
Non-cash cost of land and improved development	—	—	(2,953)	—	—	(2,953)
Other costs and expenses (a)	(10,563)	(8,401)	(10,990)	(1,639)	(9,446)	(41,039)
Operating income (loss)	$23,005	($4,360)	($128)	$4	($9,889)	$8,632
Add: Depreciation, depletion and amortization	21,796	9,075	1,749	—	443	33,063
Add: Non-cash cost of land and improved development	—	—	2,953	—	—	2,953
Adjusted EBITDA	$44,801	$4,715	$4,574	$4	($9,446)	$44,648

Reconciliation of segment results to consolidated income before taxes
Interest, net and miscellaneous income						($7,054)
Depreciation, depletion and amortization						(33,063)
Non-cash cost of land and improved development						(2,953)
Non-operating expense						(7,079)
Loss from Continuing Operations Before Income Taxes						($5,501)
Income tax benefit						991
Loss from Continuing Operations						($4,510)
Income from discontinued operations, net of tax						6,816
Net Income						$2,306

(a)Other costs and expenses for each reportable segment primarily includes other direct and indirect cost of sales and selling and general expenses.

	Three Months Ended March 31,
	2025	2024
Capital Expenditures
Southern Timber	$9,615	$11,003
Pacific Northwest Timber	2,366	4,119
Real Estate	42	79
Corporate and other	—	59
Total Capital Expenditures	$12,023	$15,260

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

4.    REVENUE
PERFORMANCE OBLIGATIONS
We recognize revenue when control of promised goods or services (“performance obligations”) is transferred to customers, in an amount that reflects the consideration expected in exchange for those goods or services (“transaction price”). Unsatisfied performance obligations as of March 31, 2025 are primarily due to advances on stumpage contracts, unearned license revenue and unearned carbon capture and storage revenue. Of these performance obligations, $17.7 million is expected to be recognized within the next twelve months, with the remaining $12.4 million expected to be recognized thereafter as we satisfy our performance obligations. We generally collect payment within a year of satisfying performance obligations and therefore have elected not to adjust revenues for a financing component.
CONTRACT BALANCES
The timing of revenue recognition, invoicing and cash collections results in trade receivables and deferred revenue (contract liabilities) on the Consolidated Balance Sheets. Trade receivables are recorded when we have an unconditional right to consideration for completed performance under a contract. Contract liabilities relate to payments received in advance of performance under a contract. Contract liabilities are recognized as revenue as (or when) we perform under a contract.
The following table contains contract balances recorded in the Consolidated Balance Sheets at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024	Balance Sheet Location
Contract assets
Trade receivables, net	$10,414	$8,006	Trade receivables
Contract liabilities
Deferred revenue, current	17,732	20,902	Deferred revenue
Deferred revenue, non-current	12,354	10,697	Long-term deferred revenue
The following table summarizes revenue recognized during the three months ended March 31, 2025 and 2024 that was included in the contract liability balance at the beginning of each year:

	Three Months Ended March 31,
	2025	2024
Revenue recognized from contract liability balance at the beginning of the year	$9,089	$10,235

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables present our revenue from contracts with customers disaggregated by product type for the three months ended March 31, 2025 and 2024:

Three Months Ended	Southern Timber	Pacific Northwest Timber	Real Estate	Trading	Total
March 31, 2025
Pulpwood	$19,798	$1,265	—	—	$21,063
Sawtimber	20,565	19,106	—	407	40,078
Hardwood	1,529	—	—	—	1,529
Total Timber Sales	41,892	20,371	—	407	62,670
License Revenue, Primarily From Hunting	5,235	91	—	—	5,326
Land-Based Solutions (a)	2,755	30	—	—	2,785
Other Non-Timber Revenue	1,062	912	—	—	1,974
Total Non-Timber Sales	9,052	1,033	—	—	10,085
Improved Development	—	—	3,294	—	3,294
Rural	—	—	5,274	—	5,274
Deferred Revenue/Other (b)	—	—	1,290	—	1,290
Total Real Estate Sales	—	—	9,858	—	9,858

Revenue from Contracts with Customers	50,944	21,404	9,858	407	82,613
Lease Revenue	—	—	309	—	309
Total Revenue	$50,944	$21,404	$10,167	$407	$82,922

Three Months Ended	Southern Timber	Pacific Northwest Timber	Real Estate	Trading	Total
March 31, 2024
Pulpwood	$25,931	$1,551	—	—	$27,482
Sawtimber	33,740	22,677	—	2,970	59,387
Hardwood	1,195	—	—	—	1,195
Total Timber Sales	60,866	24,228	—	2,970	88,064
License Revenue, Primarily from Hunting	5,275	95	—	—	5,370
Land-Based Solutions (a)	1,710	—	—	—	1,710
Other Non-Timber Revenue	2,127	869	—	—	2,996
Total Non-Timber Sales	9,112	964	—	—	10,076
Improved Development	—	—	1,825	—	1,825
Rural	—	—	8,728	—	8,728
Timberland & Non-Strategic	—	—	610	—	610
Deferred Revenue/Other (b)	—	—	4,112	—	4,112
Total Real Estate Sales	—	—	15,275	—	15,275

Revenue from Contracts with Customers	69,978	25,192	15,275	2,970	113,415
Lease Revenue	—	—	289	—	289
Total Revenue	$69,978	$25,192	$15,564	$2,970	$113,704

(a)    Consists primarily of sales from carbon capture and storage (“CCS”) and solar energy contracts.
(b)    Includes deferred revenue adjustments, builder price participation and marketing fees related to Improved Development sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables present our timber sales disaggregated by contract type for the three months ended March 31, 2025 and 2024:

Three Months Ended	Southern Timber	Pacific Northwest Timber	Trading	Total
March 31, 2025
Stumpage Pay-as-Cut	$17,982	—	—	$17,982
Stumpage Lump Sum	426	1,150	—	1,576
Total Stumpage	18,408	1,150	—	19,558

Delivered Wood (Domestic)	23,484	19,178	297	42,959
Delivered Wood (Export)	—	43	110	153
Total Delivered	23,484	19,221	407	43,112

Total Timber Sales	$41,892	$20,371	$407	$62,670

March 31, 2024
Stumpage Pay-as-Cut	$33,530	$3	—	$33,533
Stumpage Lump Sum	—	1,981	—	1,981
Total Stumpage	33,530	1,984	—	35,514

Delivered Wood (Domestic)	25,113	19,559	7	44,679
Delivered Wood (Export)	2,223	2,685	2,963	7,871
Total Delivered	27,336	22,244	2,970	52,550

Total Timber Sales	$60,866	$24,228	$2,970	$88,064

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
As of March 31, 2025, the New Zealand subsidiary is classified as discontinued operations in our Consolidated Statements of Income and Comprehensive Income (Loss) for all periods presented. See Note 2 — Discontinued Operations for additional information.
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
The following table sets forth the Company’s noncontrolling interests in the Operating Partnership:

	Three Months Ended March 31,
	2025	2024
Beginning noncontrolling interests in the Operating Partnership	$51,843	$81,651
Adjustment of noncontrolling interests in the Operating Partnership	4,341	291
Issuance of Redeemable Operating Partnership Units (a)	2,681	—
Conversions of Redeemable Operating Partnership Units to common shares	(28)	(11,511)
Net (loss) income attributable to noncontrolling interests in the Operating Partnership	(46)	20
Other comprehensive loss attributable to noncontrolling interests in the Operating Partnership	(53)	(265)
Distributions to noncontrolling interests in the Operating Partnership	(568)	(597)
Total noncontrolling interests in the Operating Partnership	$58,170	$69,589

(a)Reflects the issuance of Redeemable Operating Partnership Units related to the Company’s special distribution of $1.80 per Operating Partnership unit, paid on January 30, 2025, to holders of record as of December 12, 2024. This distribution comprised a combination of cash and Redeemable Operating Partnership Units.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

6.    (LOSS) EARNINGS PER SHARE AND PER UNIT
Basic (loss) earnings per common share (“EPS”) is calculated by dividing net income attributable to Rayonier Inc. by the weighted average number of common shares outstanding. Diluted EPS is calculated by dividing net income attributable to Rayonier Inc., before net income attributable to noncontrolling interests (“NCI”) in the Operating Partnership by the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options, performance shares, restricted shares, restricted stock units, noncontrolling interests in Operating Partnership units and contingently issuable shares and units.
The following table provides details of the calculation of basic (loss) earnings per common share of the Company:

	Three Months Ended March 31,
	2025	2024
Basic (loss) earnings per common share
Numerator:
Net loss from continuing operations	($5,592)	($4,510)
Less: Net loss from continuing operations attributable to NCI in the Operating Partnership	74	65
Less: Net loss from continuing operations attributable to NCI in consolidated affiliates	—	10
Net loss from continuing operations attributable to Rayonier Inc.	($5,518)	($4,435)

Net income from discontinued operations, net of tax	2,507	6,816
Less: Net income from discontinued operations attributable to NCI in the Operating Partnership	(28)	(85)
Less: Net income from discontinued operations attributable to NCI in consolidated affiliates	(385)	(939)
Net income from discontinued operations attributable to Rayonier Inc.	$2,094	$5,792

Net (loss) income	($3,085)	$2,306
Less: Net loss (income) attributable to NCI in the Operating Partnership	46	(20)
Less: Net income attributable to NCI in consolidated affiliates	(385)	(929)
Net (loss) income attributable to Rayonier Inc.	($3,424)	$1,357

Denominator:
Denominator for basic earnings per common share - weighted average shares	153,677,854	148,567,375

Basic (loss) earnings per common share attributable to Rayonier Inc.:
Continuing operations	($0.04)	($0.03)
Discontinued operations	$0.01	$0.04
Basic (loss) earnings per common share	($0.02)	$0.01

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table provides details of the calculation of diluted (loss) earnings per common share of the Company:

	Three Months Ended March 31,
	2025	2024
Diluted (loss) earnings per common share
Numerator:
Net loss from continuing operations	($5,592)	($4,510)
Less: Net loss from continuing operations attributable to NCI in the Operating Partnership (a)	74	65
Less: Net loss from continuing operations attributable to NCI in consolidated affiliates	—	10
Net loss from continuing operations attributable to Rayonier Inc. used for determining diluted loss per common share	($5,518)	($4,435)

Net income from discontinued operations, net of tax	2,507	6,816
Less: Net income from discontinued operations attributable to NCI in the Operating Partnership (a)	(28)	(85)
Less: Net income from discontinued operations attributable to NCI in consolidated affiliates	(385)	(939)
Net income from discontinued operations attributable to Rayonier Inc. used for determining diluted earnings per common share	$2,094	$5,792

Net (loss) income	(3,085)	2,306
Less: Net loss (income) attributable to NCI in the Operating Partnership (a)	46	(20)
Less: Net income attributable to NCI in consolidated affiliates	(385)	(929)
Net (loss) income attributable to Rayonier Inc. used for determining diluted (loss) earnings per common share	($3,424)	$1,357

Denominator:
Denominator for diluted earnings per common share - weighted average shares (b)	153,677,854	148,567,375

Diluted (loss) earnings per common share attributable to Rayonier Inc.:
Continuing operations	($0.04)	($0.03)
Discontinued operations	$0.01	$0.04
Diluted (loss) earnings per common share	($0.02)	$0.01

	Three Months Ended March 31,
	2025	2024
Anti-dilutive shares excluded from the computations of diluted (loss) earnings per common share:
Stock options, performance shares, restricted shares, restricted stock units, noncontrolling interests in Operating Partnership units, and contingently issuable shares and units from special dividend (b)	5,019,873	2,902,249

(a)For the quarters ended March 31, 2025 and 2024, net (loss) income attributable to NCI in the Operating Partnership was included in the numerator for diluted (loss) earnings attributable to Rayonier Inc. due to a loss from continuing operations.
(b)For the quarters ended March 31, 2025 and 2024, the effect of anti-dilutive securities related to stock options, performance shares, restricted shares, restricted stock units and contingently issuable shares and units from the special dividend were not included in the denominator of calculating diluted loss (earnings) per share due to a loss from continuing operations. Also, as a result of the net loss from continuing operations attributable to Rayonier Inc. during the three months ended March 31, 2025 and 2024, the incremental shares related to noncontrolling interests in Operating Partnership units were excluded from the denominator of diluted loss per share.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Basic (loss) earnings per unit (“EPU”) is calculated by dividing net income available to unitholders of Rayonier, L.P. by the weighted average number of units outstanding. Diluted EPU is calculated by dividing net income available to unitholders of Rayonier, L.P. by the weighted average number of units outstanding adjusted to include the potentially dilutive effect of outstanding unit equivalents, including stock options, performance shares, restricted shares, restricted stock units and contingently issuable shares and units.
The following table provides details of the calculations of basic (loss) earnings per unit of the Operating Partnership:

	Three Months Ended March 31,
	2025	2024
Basic (loss) earnings per unit
Numerator:
Net loss from continuing operations	($5,592)	($4,510)
Less: Net loss from continuing operations attributable to NCI in consolidated affiliates	—	10
Net loss from continuing operations available to unitholders	($5,592)	($4,500)

Net income from discontinued operations, net of tax	$2,507	$6,816
Less: Net income from discontinued operations attributable to NCI in consolidated affiliates	(385)	(939)
Net income from discontinued operations available to unitholders	$2,122	$5,877

Net (loss) income	($3,085)	$2,306
Less: Net income attributable to NCI in consolidated affiliates	(385)	(929)
Net (loss) income available to unitholders	($3,470)	$1,377

Denominator:
Denominator for basic earnings per unit - weighted average units	155,731,594	150,745,614

Basic (loss) earnings per unit attributable to Rayonier, L.P.:
Continuing operations	($0.04)	($0.03)
Discontinued operations	$0.01	$0.04
Basic (loss) earnings per unit	($0.02)	$0.01

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table provides details of the calculations of diluted (loss) earnings per unit of the Operating Partnership:

	Three Months Ended March 31,
	2025	2024
Diluted (loss) earnings per unit
Numerator:
Net loss from continuing operations	($5,592)	($4,510)
Less: Net loss from continuing operations attributable to NCI in consolidated affiliates	—	10
Net loss from continuing operations available to unitholders	($5,592)	($4,500)

Net income from discontinued operations, net of tax	$2,507	$6,816
Less: Net income from discontinued operations attributable to NCI in consolidated affiliates	(385)	(939)
Net income from discontinued operations available to unitholders	$2,122	$5,877

Net (loss) income	($3,085)	$2,306
Less: Net income attributable to NCI in consolidated affiliates	(385)	(929)
Net (loss) income available to unitholders	($3,470)	$1,377

Denominator:
Denominator for diluted earnings per unit - weighted average units (a)	155,731,594	150,745,614

Diluted (loss) earnings per unit attributable to Rayonier, L.P.:
Continuing operations	($0.04)	($0.03)
Discontinued operations	$0.01	$0.04
Diluted (loss) earnings per unit	($0.02)	$0.01

	Three Months Ended March 31,
	2025	2024
Anti-dilutive unit equivalents excluded from the computations of diluted (loss) earnings per unit:
Stock options, performance shares, restricted shares, restricted stock units, and contingently issuable shares and units from special dividend (a)	2,966,133	724,010

(a)For the quarters ended March 31, 2025 and March 31, 2024, the effect of anti-dilutive securities related to stock options, performance shares, restricted shares, restricted stock units and contingently issuable shares and units from the special dividend were not included in the denominator of calculating diluted loss (earnings) per unit due to a loss from continuing operations.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

7.    DEBT
Our debt consisted of the following at March 31, 2025:

March 31, 2025
Debt
Senior Notes due 2031 at a fixed interest rate of 2.75%	$450,000
2015 Term Loan borrowings due 2028 at a variable interest rate of 5.93%	200,000
2016 Incremental Term Loan borrowings due 2026 at a variable interest rate of 6.08%	200,000
2021 Incremental Term Loan borrowings due 2029 at a variable interest rate of 5.98%	200,000
Total principal debt	1,050,000
Less: Unamortized discounts	(2,343)
Less: Deferred financing costs	(3,022)
Total long-term debt	$1,044,635
The following table contains information on the outstanding variable rate debt as of March 31, 2025:

Debt	Periodic Interest Rate (a)	Effective Fixed Interest Rate (b)
2015 Term Loan	Daily Simple SOFR + 1.60%	2.11%
2016 Incremental Term Loan	Daily Simple SOFR + 1.75%	2.40%
2021 Incremental Term Loan	Daily Simple SOFR + 1.65%	1.46%

(a)    Includes credit spread adjustment of 0.1%.
(b)    Effective interest rate is after consideration of interest rate swaps and estimated patronage.
Principal payments due during the next five years and thereafter are as follows:

Total
2025	—
2026	$200,000
2027	—
2028	200,000
2029	200,000
Thereafter	450,000
Total Debt	$1,050,000

2025 DEBT ACTIVITY
During the three months ended March 31, 2025, we made no borrowings or repayments on our Revolving Credit Facility. At March 31, 2025, we had available borrowings of $293.0 million under the Revolving Credit Facility, net of $7.0 million to secure our outstanding letters of credit.

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
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The covenants listed below, which are the most significant financial covenants in effect as of March 31, 2025, are calculated on a trailing 12-month basis:

	Covenant Requirement	Actual Ratio	Favorable
Covenant EBITDA to consolidated interest expense should not be less than	2.5 to 1	7.2 to 1	4.7
Covenant debt to covenant net worth plus covenant debt shall not exceed	65%	36%	29%
    In addition to the financial covenants listed above, the Senior Notes due 2031, 2015 Term Loan Agreement, 2016 Incremental Term Loan Agreement, 2021 Incremental Term Loan Agreement, and Revolving Credit Facility include customary covenants that limit the incurrence of debt and the disposition of assets, among others. At March 31, 2025, we were in compliance with all applicable covenants.

8.    DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Our financial results are subject to market risk from potential changes in interest rates. To manage this exposure, we utilize derivative financial instruments.
We account for derivative financial instruments under ASC Topic 815, Derivatives and Hedging, (“ASC 815”), and record them at fair value as assets or liabilities in the Consolidated Balance Sheets. The accounting for changes in their fair value depends on their intended use. Gains and losses on derivatives designated and qualifying as cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) and reclassified into earnings when the hedged transaction occurs. Similarly, gains and losses on derivatives designated and qualifying as net investment hedges are recorded in AOCI but are reclassified into earnings only upon partial or complete liquidation of the investment. Changes in the fair value of derivatives not designated as hedges or those that are no longer effective as hedges are recognized immediately in earnings.
INTEREST RATE PRODUCTS
We are exposed to cash flow interest rate risk on our variable-rate debt. To hedge this exposure, we use variable-to-fixed interest rate swaps. For these swaps, we report the gains or losses from changes in their fair value in AOCI and reclassify them to interest expense in the period the hedged interest payments affect earnings.
If we de-designate or terminate a cash flow hedge while the hedged item still exists, the unrealized gain or loss on the cash flow hedge at the time of de-designation remains in AOCI. This amount is then amortized to interest expense on a straight-line basis over the remaining life of the hedged item. However, if the hedged item becomes ineffective, the related gain or loss is immediately reclassified from AOCI to earnings.
INTEREST RATE SWAPS
The following table contains information on the outstanding interest rate swaps as of March 31, 2025:

Outstanding Interest Rate Swaps (a)
Date Entered Into	Term	Notional Amount	Related Debt Facility	Fixed Rate of Swap	Bank Margin on Debt (b)	Total Effective Interest Rate (c)
April 2016	10 years	$100,000	2016 Incremental Term Loan	1.50%	1.75%	3.25%
April 2016	10 years	100,000	2016 Incremental Term Loan	1.51%	1.75%	3.26%
February 2022	7 years	200,000	2021 Incremental Term Loan	0.67%	1.65%	2.32%
August 2024	4 years	100,000	2015 Term Loan	0.78%	1.60%	2.38%
August 2024	4 years	50,000	2015 Term Loan	0.64%	1.60%	2.24%
August 2024	4 years	50,000	2015 Term Loan	3.29%	1.60%	4.89%

(a)All interest rate swaps are designated as cash flow hedges and qualify for hedge accounting.
(b)Includes the SOFR Credit Spread Adjustment component of 0.1%.
(c)Rate is before estimated patronage payments.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table demonstrates the impact, gross of tax, of our derivatives on the Consolidated Statements of Income and Comprehensive Income (Loss) for the three months ended March 31, 2025 and 2024:

		Three Months Ended March 31,
	Income Statement Location	2025	2024
Derivatives designated as cash flow hedges:
Interest rate products	Other comprehensive (loss) income, relating to continuing operations	($4,247)	$15,041
	Interest expense, net	(4,511)	(7,278)

During the next 12 months, the amount of the AOCI balance, net of tax, expected to be reclassified into earnings is a gain of approximately $15.3 million. The following table provides details of these expected reclassifications:

Amount expected to be reclassified into earnings in next 12 months
Derivatives designated as cash flow hedges:
Interest rate products (a)	$15,320
Total estimated net gain on derivatives contracts	$15,320

(a)    These reclassified amounts are expected to perfectly offset variable interest rate payments to debt holders, resulting in no net impact on our earnings or cash flows.

The following table contains the notional amounts of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Notional Amount
	March 31, 2025	December 31, 2024
Derivatives designated as cash flow hedges:
Interest rate swaps	$600,000	$600,000

    The following table contains the fair values of the derivative financial instruments recorded in the Consolidated Balance Sheets at March 31, 2025 and December 31, 2024:

	Location on Balance Sheet	Fair Value Assets / (Liabilities) (a)
		March 31, 2025	December 31, 2024
Derivatives designated as cash flow hedges:
Interest rate swaps	Other assets	$40,367	$49,353

(a)    See Note 9 — Fair Value Measurements for further information on the fair value of our derivatives including their classification within the fair value hierarchy.

OFFSETTING DERIVATIVES
We present derivative financial instruments at their gross fair values in the Consolidated Balance Sheets. These instruments are not subject to master netting arrangements that would permit the right of offset.

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
The following table presents the carrying amount and estimated fair values of our financial instruments as of March 31, 2025 and December 31, 2024, using market information valuation methodologies we believe are appropriate under GAAP:

	March 31, 2025			December 31, 2024
Asset (Liability) (a)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$216,242	$216,242	—	$303,065	$303,065	—
Restricted cash, current (b)	—	—	—	19,366	19,366	—
Restricted cash, non-current (b)	677	677	—	676	676	—
Long-term debt (c)	(1,044,635)	—	(992,895)	(1,044,410)	—	(980,970)
Interest rate swaps (d)	40,367	—	40,367	49,353	—	49,353
Noncontrolling interests in the Operating Partnership (e)	58,170	—	58,170	51,843	—	51,843

(a)We did not have Level 3 assets or liabilities at March 31, 2025 or December 31, 2024.
(b)Restricted cash includes proceeds from like-kind exchange sales held by a third-party intermediary and cash held in escrow. See Note 18 — Restricted Cash for additional information.
(c)The carrying amount of long-term debt is presented net of deferred financing costs and unamortized discounts on non-revolving debt. See Note 7 — Debt for additional information.
(d)See Note 8 — Derivative Financial Instruments and Hedging Activities for information regarding the Consolidated Balance Sheets classification of our derivative financial instruments.
(e)Noncontrolling interests in the Operating Partnership, representing ownership of Rayonier, L.P. units by parties other than the Company, are classified as temporary equity and are neither assets nor liabilities on the Company’s Consolidated Balance Sheets. See Note 5 — Noncontrolling Interests for additional information.

We use the following methods and assumptions in estimating the fair value of our financial instruments:

Cash and cash equivalents and Restricted cash — The carrying amount is equal to fair market value.
Debt — The fair value of fixed-rate debt is determined using quoted market prices for debt with comparable terms and maturities. For variable-rate debt, the carrying value approximates fair value as the interest rate adjusts with market changes.
Interest rate swap agreements — The fair value of interest rate contracts is determined by discounting the expected future cash flows for each instrument at prevailing interest rates.
Noncontrolling interests in the Operating Partnership — The fair value of noncontrolling interests in the Operating Partnership is determined by using the period-end closing price of Rayonier Inc. common shares.

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

11.    ENVIRONMENTAL AND NATURAL RESOURCE DAMAGE LIABILITIES
Federal and state environmental laws in our operating areas hold current and former property owners liable for cleanup or restoration. These laws often impose “strict liability,” meaning owners or operators didn’t necessarily cause, or even been aware of, the release of contaminated materials. Similarly, certain environmental laws allow state, federal, and tribal trustees (collectively, the “Trustees”) to bring suit against property owners for natural resource damages (“NRD”) resulting from releases of contaminants on or from their property, regardless of culpability for the release. Like cleanup liability, NRD liability can attach to property due to such contamination.

Changes in environmental and NRD liabilities from December 31, 2024 to March 31, 2025 are shown below:

Port Gamble, WA
Non-current portion at December 31, 2024	$3,610
Plus: Current portion	4,283
Total Balance at December 31, 2024	7,893
Expenditures charged to liabilities	(2,964)
Increase to liabilities (a)	1,668
Total Balance at March 31, 2025	6,597
Less: Current portion	(1,765)
Non-current portion at March 31, 2025	$4,832

(a)The increase in liabilities resulted from revised environmental and NRD cost estimates recognized during the three months ended March 31, 2025.

We anticipate the upland mill site cleanup and NRD restoration will occur over the next one to two years, while the monitoring of Port Gamble Bay, mill site, and landfills will continue for an additional 15 to 20 years. NRD costs are subject to change as the restoration projects progress. It is reasonably possible that these components of the liability may increase as construction continues. Management continues to monitor the Port Gamble cleanup process and will make adjustments as needed. Should any future circumstances result in a change to the estimated cost of the project, we will record an appropriate adjustment to the liability in the period it becomes known and when we can reasonably estimate the amount.

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
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

12.    GUARANTEES
We provide financial guarantees as required by creditors, insurance programs, and various governmental agencies.
As of March 31, 2025, the following financial guarantees were outstanding:

Financial Commitments (a)	Maximum Potential Payment
Standby letters of credit (b)	$6,996
Surety bonds (c)	45,412
Total financial commitments	$52,408

(a)We have not recorded any liabilities for these financial commitments in our Consolidated Balance Sheets. The guarantees are not subject to measurement as the guarantees are dependent on our own performance.
(b)Approximately $6.3 million of the standby letters of credit provide credit support for real estate construction in our Wildlight development project. The remaining letters of credit support various insurance related agreements. These letters of credit will expire at various dates in 2025 and will be renewed as required.
(c)Surety bonds primarily secure performance obligations for various operational activities and provide collateral for our Wildlight (Nassau County, Florida) and Heartwood (Richmond Hill, Georgia) development projects. These surety bonds expire on various dates through 2027 and are expected to be renewed as required.

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
Changes in higher and better use timberlands and real estate development investments from December 31, 2024 to March 31, 2025 are shown below:

	Higher and Better Use Timberlands and Real Estate Development Investments
	Land and Timber	Development Investments	Total
Non-current portion at December 31, 2024	$86,832	$22,778	$109,610
Plus: Current portion (a)	1,402	28,206	29,608
Total Balance at December 31, 2024	88,234	50,984	139,218
Non-cash cost of land and improved development	(182)	(1,799)	(1,981)
Amortization of parcel real estate development investments	—	(180)	(180)
Timber depletion from harvesting activities and basis of timber sold in real estate sales	(359)	—	(359)
Capitalized real estate development investments (b)	—	4,970	4,970
Capital expenditures (silviculture)	42	—	42
Intersegment transfers	3,287	—	3,287
Total Balance at March 31, 2025	91,022	53,975	144,997
Less: Current portion (a)	(1,950)	(30,179)	(32,129)
Non-current portion at March 31, 2025	$89,072	$23,796	$112,868

(a)The current portion of Higher and Better Use Timberlands and Real Estate Development Investments is recorded in Inventory. See Note 14 — Inventory for additional information.
(b)Capitalized real estate development investments include $0.2 million of capitalized interest and $0.9 million of parcel real estate development investments. Parcel real estate development investments represent investments made for specific lots and/or commercial parcels that are currently under contract or expected to be ready for market within one year.

14.    INVENTORY
As of March 31, 2025 and December 31, 2024, our inventory consisted entirely of finished goods, as follows:

	March 31, 2025	December 31, 2024
Finished goods inventory
Real estate inventory (a)	$32,129	$29,608
Log inventory	1,181	1,271
Total inventory	$33,310	$30,879

(a)Represents the cost of HBU real estate expected to be sold, including capitalized development investments. See Note 13 — Higher And Better Use Timberlands and Real Estate Development Investments for additional information.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

15.    OTHER OPERATING (EXPENSE) INCOME, NET
Other operating (expense) income, net consisted of the following:

	Three Months Ended March 31,
	2025	2024
Gain on sale or disposal of property, plant and equipment	$4	$10
Restructuring charges (a)	(1,110)	—
Miscellaneous (expense) income, net	(113)	21
Total	($1,219)	$31

(a)Restructuring charges include severance costs related to workforce optimization initiatives.

16.    INCOME TAXES

Rayonier is a REIT under the Internal Revenue Code and therefore generally does not pay U.S. federal or state income tax. As of March 31, 2025, Rayonier owns a 98.7% interest in the Operating Partnership and conducts substantially all of its timberland operations through the Operating Partnership. The taxable income or loss generated by the Operating Partnership is passed through and reported to its unit holders (including the Company) on a Schedule K-1 for inclusion in each unitholder’s income tax return.
Certain operations, including log trading and certain real estate activities, such as the entitlement, development and sale of HBU properties, are conducted through our TRS. The TRS subsidiaries are subject to United States federal and state corporate income tax.
PROVISION FOR INCOME TAXES
The Company’s tax expense for continuing operations is principally related to state income tax. The following table contains the income tax (expense) benefit recognized on the Consolidated Statements of Income and Comprehensive Income (Loss):

	Three Months Ended March 31,
	2025	2024
Income tax (expense) benefit (a)	($291)	$991

(a)The three months ended March 31, 2024 included a $1.2 million income tax benefit related to the pension settlement.
ANNUAL EFFECTIVE TAX RATE
The Company’s effective tax rate after discrete items is below the 21.0% U.S. statutory rate due to tax benefits associated with being a REIT. The following table contains the Company’s annualized effective tax rate after discrete items for its continuing operations:

	Three Months Ended March 31,
	2025	2024
Annualized effective tax rate after discrete items (a)	(5.5%)	18.0%

(a)The effective tax rate for the three months ended March 31, 2024 was positive despite a pre-tax book loss, primarily due to a $1.2 million income tax benefit related to the pension settlement. This tax benefit, when applied to a pre-tax book loss, results in a positive effective tax rate.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

17.    ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table summarizes the changes in AOCI by component for the three months ended March 31, 2025 and the year ended December 31, 2024. All amounts are presented net of tax and exclude portions attributable to noncontrolling interests.

	Foreign currency translation (losses) gains	Net investment hedges of New Zealand subsidiary	Cash flow hedges		Employee benefit plans		Total Rayonier, L.P.	Allocation of Operating Partnership	Total Rayonier Inc.
Balance as of December 31, 2023	($19,533)	$1,321	$55,846		($9,616)		$28,018	($3,367)	$24,651
Other comprehensive (loss) income before reclassifications	(31,616)	—	13,713	(a)	5,251		(12,652)	163	(12,489)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	(27,826)		4,595	(b)	(23,231)	640	(22,591)
Net other comprehensive (loss) income	(31,616)	—	(14,113)		9,846		(35,883)	803	(35,080)
Balance as of December 31, 2024	($51,149)	$1,321	$41,733		$230		($7,865)	($2,564)	($10,429)
Other comprehensive income (loss) before reclassifications	3,515	—	(3,385)	(a)	—		130	(2)	128
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	(4,056)		(2)	(b)	(4,058)	55	(4,003)
Net other comprehensive income (loss)	3,515	—	(7,441)		(2)		(3,928)	53	(3,875)
Balance as of March 31, 2025	($47,634)	$1,321	$34,292		$228		($11,793)	($2,511)	($14,304)

(a)The three months ended March 31, 2025 includes $4.2 million of other comprehensive loss related to interest rate products. The year ended December 31, 2024 included $21.8 million of other comprehensive income related to interest rate products. See Note 8 — Derivative Financial Instruments and Hedging Activities for additional information.
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
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table presents details of the amounts reclassified in their entirety from AOCI to net (loss) income for the three months ended March 31, 2025 and March 31, 2024:

Details about accumulated other comprehensive loss components	Amount reclassified from accumulated other comprehensive loss		Affected line item in the Income Statement
	March 31, 2025	March 31, 2024
Realized loss on foreign currency exchange contracts	$801	$459	Income from discontinued operations, net of tax
Realized loss on foreign currency option contracts	20	8	Income from discontinued operations, net of tax
Noncontrolling interests	(189)	(108)	Comprehensive loss attributable to noncontrolling interests
Realized gain on interest rate contracts	(4,511)	(7,278)	Interest expense, net
Income tax effect from net loss on foreign currency contracts	(177)	(101)	Income from discontinued operations, net of tax
Net gain on cash flow hedges reclassified from accumulated other comprehensive loss	($4,056)	($7,020)

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
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Consolidated Balance Sheets that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Restricted cash held in escrow	677	677
Total restricted cash	677	677
Cash and cash equivalents	216,242	142,107
Total cash, cash equivalents and restricted cash from continuing operations shown in the Consolidated Statements of Cash Flows	$216,919	$142,784

19.    ASSETS HELD FOR SALE (EXCLUDING DISCONTINUED OPERATIONS)
Assets held for sale (excluding discontinued operations) comprise properties not included in inventory that are expected to be sold within 12 months and meet the held-for-sale criteria of ASC 360-10-45-9. The basis of these properties was $7.4 million and $5.4 million, as of March 31, 2025, and December 31, 2024, respectively. We recognized an immaterial impairment charge on these assets during the three months ended March 31, 2025, which is recorded in the Consolidated Statements of Income and Comprehensive Income (Loss) under the caption “Other operating (expense) income, net.”

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
This MD&A is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors which may affect future results. Our MD&A should be read in conjunction with our Consolidated Financial Statements included in Item 1 of this report, our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”) and information contained in our subsequent reports filed with the Securities and Exchange Commission (the “SEC”).
In March 2025, we entered into a purchase and sale agreement to divest our entire 77% interest in the New Zealand joint venture. Accordingly, the New Zealand joint venture’s financial results are reported as discontinued operations in our Consolidated Statements of Income and Comprehensive Income (Loss) for all periods presented.
Unless otherwise noted, amounts and disclosures throughout this MD&A relate to our continuing operations. See Note 2 — Discontinued Operations for additional information regarding the sale of the New Zealand joint venture.
FORWARD-LOOKING STATEMENTS
Certain statements in this document regarding anticipated financial outcomes, including our earnings guidance, if any, business and market conditions, outlook, expected dividend rate, our business strategies, expected harvest schedules, timberland acquisitions and dispositions, the anticipated benefits of our business strategies, including the proposed sale of the entities holding our interest in the New Zealand joint venture, the expected timing of completing such proposed sale, and the anticipated use of proceeds from such proposed sale, and other similar statements relating to our future events, developments, or financial or operational performance or results, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate,” “believe,” “intend,” “project,” “anticipate” and other similar language. However, the absence of these or similar words or expressions does not mean that a statement is not forward-looking. While management believes that these forward-looking statements are reasonable when made, forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. The risk factors contained in Item 1A — Risk Factors in our 2024 Form 10-K, and similar discussions included in other reports that we subsequently file with the SEC, among others, could cause actual results or events to differ materially from our historical experience and those expressed in forward-looking statements made in this document.
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

OUR COMPANY
    We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive softwood timber growing regions in the United States and New Zealand. We invest in timberlands and actively manage them to provide current income and attractive long-term returns to our shareholders. We conduct our business through an umbrella partnership real estate investment trust (“UPREIT”) structure in which our assets are owned by our Operating Partnership and its subsidiaries. Rayonier manages the Operating Partnership as its sole general partner. Our revenues, operating income and cash flows are primarily derived from the following core business segments: Southern Timber, Pacific Northwest Timber, Real Estate, and Trading. Due to the pending sale of our entire 77% interest in the New Zealand joint venture, the results of our New Zealand operations have been reflected as discontinued operations. See Note 2 — Discontinued Operations for additional information regarding the sale of the New Zealand joint venture. As of March 31, 2025, we owned or leased under long-term agreements approximately 2.5 million acres of timberlands located in the U.S. South (1.75 million acres), U.S. Pacific Northwest (308,000 acres), and New Zealand (412,000 gross acres or 287,000 net plantable acres). Our New Zealand timberlands are classified as assets held for sale on our Consolidated Balance Sheets.
SEGMENT INFORMATION
    The Southern Timber and Pacific Northwest Timber segments include all activities related to the harvesting of timber and other value-added activities such as the licensing of properties for hunting, the leasing of properties for mineral extraction and cell towers, and revenue from land-based solutions such as carbon capture and storage and solar energy.
    The Real Estate segment includes all land sales disaggregated into six sales categories: Improved Development, Unimproved Development, Rural, Timberland & Non-Strategic, Conservation Easements and Large Dispositions. It also includes residential and commercial lease activity, primarily in the town of Port Gamble, Washington.
    The Trading segment reflects log trading activities conducted from the U.S. South and Pacific Northwest.
ENVIRONMENTAL MATTERS
For a full description of our environmental matters, see Item 1 - “Business” in our Annual Report on Form 10-K for the year ended December 31, 2024 and our sustainability report located at our Responsible Stewardship webpage.
CRITICAL ACCOUNTING ESTIMATES
    The preparation of financial statements requires us to make estimates, assumptions and judgments that affect our assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical data and trends, current fact patterns, expectations and other sources of information we believe are reasonable. Actual results may differ from these estimates. For a full description of our critical accounting policies, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2024 Form 10-K.
ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED
See Note 1 — Basis of Presentation for a summary of recently issued accounting standards.

INDUSTRY AND MARKET CONDITIONS
    The demand for timber is directly related to the underlying demand for pulp, paper, packaging, lumber and other wood products. The significant majority of timber sold in our Southern Timber segment is consumed domestically. With a higher proportion of pulpwood, our Southern Timber segment relies heavily on downstream markets for pulp and paper, and to a lesser extent wood pellet markets. Our Pacific Northwest Timber segment relies primarily on domestic customers but also exports timber to China and Japan. The Southern Timber and Pacific Northwest Timber segments are sensitive to the strength of U.S. lumber markets, which are closely tied to housing starts. The strength of U.S. lumber markets could also be affected by potential tariffs on Canadian or European lumber arising from Executive Order 14223 Addressing the Threat to National Security from Imports of Timber, Lumber, and Their Derivative Products (March 1, 2025). Additional tariffs could increase lumber prices and/or increase U.S. domestic production of wood products to meet domestic demand, which could likewise increase domestic log demand and pricing. However, this could potentially be partially offset by softer end-market demand due to increased construction costs and/or weaker overall market conditions stemming from changes in trade policy and/or broader economic uncertainty.
Pricing within our timber segments is subject to broad macroeconomic influences and local market conditions. Residential construction activity is a key macroeconomic factor. Locally, prices can fluctuate based on weather patterns, available log inventories, mill demand, and access to export markets. Currently, in our Southern Timber segment, pine stumpage realizations continue to be constrained by competing log supply from salvage timber and weaker overall demand for pulpwood and sawtimber. Meanwhile, the Pacific Northwest Timber segment has seen generally stable weighted-average delivered log prices due to balanced supply and demand. While Executive Order 14225, Immediate Expansion of American Timber Production (March 1, 2025) could increase the supply of available timber from federal lands, any potential impacts would likely be most prevalent in the Pacific Northwest. Further, despite the potential long-term increase in the supply of available timber, significant logistical and infrastructure-related challenges will likely limit near-term market impacts.
We are also subject to the risk of price fluctuations in key operational costs, which primarily include logging and transportation (cut and haul). Additionally, our cost of sales is significantly influenced by the cost basis of timber sold (depletion) and real estate sold. Depletion represents the amortization of capitalized site preparation, planting and fertilization, real estate taxes, timberland lease payments and certain payroll costs. The cost basis of real estate sold includes land costs and direct development and construction expenses for specific projects, including infrastructure, roadways, utilities, amenities and other improvements. While our timber and real estate sales are not directly subject to tariffs, to the extent that goods and/or services that we purchase in our operations are impacted by tariffs, this could lead to higher costs in our operations if vendors look to pass-through any such increased costs resulting from tariffs. Other costs include amortization of capitalized road and bridge construction and software, depreciation of fixed assets and equipment, road maintenance, severance and excise taxes, fire prevention and real estate commissions and closing costs.
Our Real Estate segment is exposed to changes in interest and mortgage rates, which could negatively impact buyer demand. However, our improved development projects, Wildlight, north of Jacksonville, Florida, and Heartwood, south of Savannah, Georgia, continue to benefit from favorable migration and demographic trends, which have so far outweighed the impacts of higher interest rates.
For additional information on market conditions impacting our business, see Results of Operations.

DISCUSSION OF TIMBER INVENTORY AND SUSTAINABLE YIELD
    See Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield in our 2024 Form 10-K.
OUR TIMBERLANDS
    Our timber operations are disaggregated into two geographically distinct segments: Southern Timber and Pacific Northwest Timber. The following tables provide a breakdown of our timberland holdings as of March 31, 2025 and December 31, 2024, including timberlands owned and leased by our 77% New Zealand joint venture interest, which are classified as assets held for sale on our Consolidated Balance Sheets.

(acres in 000s)	As of March 31, 2025			As of December 31, 2024
	Owned	Leased	Total	Owned	Leased	Total
Southern
Alabama	250	3	253	250	3	253
Arkansas	—	1	1	—	2	2
Florida	360	35	395	360	35	395
Georgia	611	49	660	611	49	660
Louisiana	146	—	146	146	—	146
South Carolina	15	—	15	15	—	15
Texas	278	—	278	279	—	279
	1,660	88	1,748	1,661	89	1,750

Pacific Northwest
Oregon	6	—	6	6	—	6
Washington	299	3	302	299	3	302
	305	3	308	305	3	308

New Zealand (a)	178	234	412	178	234	412
Total	2,143	325	2,468	2,144	326	2,470

(a)Represents legal acres owned and leased by our 77% New Zealand joint venture interest, which are now reflected as discontinued operations in our Consolidated Financial Statements. As of March 31, 2025, legal acres in New Zealand were comprised of 287,000 plantable acres and 125,000 non-productive acres. See Note 2 — Discontinued Operations for additional information.

The following tables detail activity for owned and leased acres in our timberland holdings by state from December 31, 2024 to March 31, 2025:

(acres in 000s)	Acres Owned
	December 31, 2024	Acquisitions	Sales	Other	March 31, 2025
Southern
Alabama	250	—	—	—	250
Florida	360	—	—	—	360
Georgia	611	—	—	—	611
Louisiana	146	—	—	—	146
South Carolina	15	—	—	—	15
Texas	279	—	(1)	—	278
	1,661	—	(1)	—	1,660

Pacific Northwest
Oregon	6	—	—	—	6
Washington	299	—	—	—	299
	305	—	—	—	305

New Zealand (a)	178	—	—	—	178
Total	2,144	—	(1)	—	2,143

(a)Represents legal acres owned by our 77% New Zealand joint venture interest, which are now reflected as discontinued operations in our Consolidated Financial Statements. See Note 2 — Discontinued Operations for additional information.

(acres in 000s)	Acres Leased
	December 31, 2024	New Leases	Sold/Expired Leases (a)	Other	March 31, 2025
Southern
Alabama	3	—	—	—	3
Arkansas	2	—	(1)	—	1
Florida	35	—	—	—	35
Georgia	49	—	—	—	49
	89	—	(1)	—	88

Pacific Northwest
Washington (b)	3	—	—	—	3

New Zealand (c)	234	—	—	—	234
Total	326	—	(1)	—	325

(a)Includes acres previously under lease that have been harvested and activity for the relinquishment of leased acres.
(b)Primarily timber reservations acquired in the merger with Pope Resources.
(c)Represents legal acres leased by our 77% New Zealand joint venture interest, which are now reflected as discontinued operations in our Consolidated Financial Statements. See Note 2 — Discontinued Operations for additional information.

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS*
The following table provides key financial information by segment and on a consolidated basis:

	Three Months Ended March 31,
Financial Information (in millions)	2025	2024
Sales
Southern Timber	$50.9	$70.0
Pacific Northwest Timber	21.4	25.2
Real Estate
Improved Development	3.3	1.8
Rural	5.3	8.7
Timberland & Non-Strategic	—	0.6
Deferred Revenue/Other (a)	1.6	4.4
Total Real Estate	10.2	15.6
Trading	0.4	3.0
Total Sales	$82.9	$113.7

Operating Income (Loss)
Southern Timber	$10.1	$23.0
Pacific Northwest Timber	0.7	(4.4)
Real Estate	(1.0)	(0.1)
Trading	(0.5)	—
Corporate and Other (b)	(9.3)	(9.9)
Operating Income	0.1	8.6
Interest expense, net	(6.4)	(8.9)
Interest income	2.9	1.9
Other miscellaneous expense, net (c)	(1.9)	(7.1)
Income tax (expense) benefit (d)	(0.3)	1.0
Loss from continuing operations	(5.6)	(4.5)
Income from discontinued operations, net of tax	2.5	6.8
Net (Loss) Income	(3.1)	2.3
Less: Net income attributable to noncontrolling interests in consolidated affiliates	(0.4)	(0.9)
Net (Loss) Income Attributable to Rayonier, L.P.	($3.5)	$1.4
Less: Net loss attributable to noncontrolling interests in the Operating Partnership	0.1	—
Net (Loss) Income Attributable to Rayonier Inc.	($3.4)	$1.4

Adjusted EBITDA (e)
Southern Timber	$27.0	$44.8
Pacific Northwest Timber	6.4	4.7
Real Estate	2.0	4.6
Trading	(0.5)	—
Corporate and Other	(7.9)	(9.4)
Total Adjusted EBITDA	$27.1	$44.6

*    All periods presented exclude results from our 77% New Zealand joint venture interest, which are now reflected as Discontinued Operations in the Consolidated Financial Statements. See Note 2 — Discontinued Operations for additional information.
(a)Includes deferred revenue adjustments, builder price participation and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.
(b)The three months ended March 31, 2025 includes $1.1 million of restructuring charges.
(c)The three months ended March 31, 2025 includes $1.7 million of net costs associated with legal settlements. The three months ended March 31, 2024 includes $5.7 million of pension settlement charges and $1.3 million of net costs associated with legal settlements.
(d)The three months ended March 31, 2024 includes a $1.2 million income tax benefit related to the pension settlement.
(e)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended March 31,
Southern Timber Overview	2025	2024
Sales Volume (in thousands of tons)
Pine Pulpwood	839	1,016
Pine Sawtimber	628	922
Total Pine Volume	1,468	1,938
Hardwood	113	69
Total Volume	1,581	2,007

% Delivered Volume (vs. Total Volume)	35%	30%
% Pine Sawtimber Volume (vs. Total Pine Volume)	43%	48%
% Export Volume (vs. Total Volume) (a)	—	1%

Net Stumpage Pricing (dollars per ton) (b)
Pine Pulpwood	$14.10	$16.89
Pine Sawtimber	25.86	30.62
Weighted Average Pine	$19.13	$23.42
Hardwood	12.34	13.35
Weighted Average Total	$18.64	$23.07

Summary Financial Data (in millions of dollars)
Timber Sales	$41.9	$60.9
Less: Cut and Haul	(12.5)	(13.4)
Less: Port and Freight	—	(1.2)
Net Stumpage Sales	$29.4	$46.3

Land-Based Solutions (c)	2.8	1.7
Other Non-Timber Sales	6.3	7.4
Total Sales	$50.9	$70.0

Operating Income	$10.1	$23.0
(+) Depreciation, depletion and amortization	16.9	21.8
Adjusted EBITDA (d)	$27.0	$44.8

Other Data
Period-End Acres (in thousands)	1,748	1,849

(a)Estimated percentage of export volume, which includes volumes sold to third-party exporters in addition to direct exports through our log export program.
(b)Pulpwood and sawtimber product pricing for composite stumpage sales is estimated based on market data.
(c)Consists primarily of sales from carbon capture and storage (“CCS”) and solar energy contracts.
(d)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended March 31,
Pacific Northwest Timber Overview	2025	2024
Sales Volume (in thousands of tons)
Pulpwood	41	53
Domestic Sawtimber (a)	219	245
Export Sawtimber	1	19
Total Volume	261	317

% Delivered Volume (vs. Total Volume)	91%	88%
% Sawtimber Volume (vs. Total Volume)	84%	83%
% Export Volume (vs. Total Volume) (b)	1%	8%

Delivered Log Pricing (in dollars per ton)
Pulpwood	$30.05	$29.31
Domestic Sawtimber	90.58	84.31
Export Sawtimber (c)	84.07	137.76
Weighted Average Log Price	$81.13	$78.54

Summary Financial Data (in millions of dollars)
Timber Sales	$20.4	$24.2
Less: Cut and Haul	(9.3)	(10.8)
Less: Port and Freight	—	(1.2)
Net Stumpage Sales	$11.0	$12.2

Non-Timber Sales	1.0	1.0
Total Sales	$21.4	$25.2

Operating Income (Loss)	$0.7	($4.4)
(+) Depreciation, depletion and amortization	5.6	9.1
Adjusted EBITDA (d)	$6.4	$4.7

Other Data
Period-End Acres (in thousands)	308	418
Sawtimber (in dollars per MBF) (e)	$692	$650

(a)Includes volumes sold to third-party exporters.
(b)Estimated percentage of export volume, which includes volumes sold to third-party exporters in addition to direct exports through our log export program.
(c)Pricing is reported on a CFR basis (i.e., inclusive of export costs and freight).
(d)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.
(e)Delivered Sawtimber excluding chip-n-saw.

	Three Months Ended March 31,
Real Estate Overview	2025	2024
Sales (in millions of dollars)
Improved Development (a)	$3.3	$1.8
Rural	5.3	8.7
Timberland & Non-Strategic	—	0.6
Deferred Revenue/Other (b)	1.6	4.4
Total Sales	$10.2	$15.6

Acres Sold
Improved Development (a)	78.2	6.0
Rural	953	1,498
Timberland & Non-Strategic	—	430
Total Acres Sold	1,031	1,933

Gross Price per Acre (dollars per acre)
Improved Development (a)	$42,101	$303,156
Rural	5,534	5,828
Timberland & Non-Strategic	—	1,421
Weighted Average (Total)	$8,308	$5,774
Weighted Average (Adjusted) (c)	$5,534	$4,845

Operating Loss	($1.0)	($0.1)
(+) Depreciation, depletion and amortization	0.6	1.7
(+) Non-cash cost of land and improved development	2.4	3.0
Adjusted EBITDA (d)	$2.0	$4.6

(a)Reflects land with capital invested in infrastructure improvements.
(b)Includes deferred revenue adjustments, builder price participation and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.
(c)Excludes Improved Development.
(d)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended March 31,
Trading Overview *	2025	2024
Sales Volume (in thousands of tons)
U.S.	1	23
Total Volume	1	23

Summary Financial Data (in millions of dollars)
Trading Sales	$0.4	$3.0
Total Sales	$0.4	$3.0

Operating Loss	($0.5)	—
Adjusted EBITDA (a)	($0.5)	—

*    All periods presented exclude results from our 77% New Zealand joint venture interest, which are now reflected as Discontinued Operations in the Consolidated Financial Statements. See Note 2 — Discontinued Operations for additional information.
(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended March 31,
Capital Expenditures By Segment (in millions of dollars) *	2025	2024
Timber Capital Expenditures
Southern Timber
Reforestation, silviculture and other capital expenditures	$6.2	$7.0
Property taxes	1.8	2.0
Lease payments	0.1	0.4
Allocated overhead	1.5	1.6
Subtotal Southern Timber	$9.6	$11.0
Pacific Northwest Timber
Reforestation, silviculture and other capital expenditures	1.5	2.7
Property taxes	0.1	0.2
Allocated overhead	0.7	1.3
Subtotal Pacific Northwest Timber	$2.4	$4.1
Total Timber Segments Capital Expenditures	$12.0	$15.1
Real Estate	—	0.1
Corporate	—	0.1
Total Capital Expenditures	$12.0	$15.3

Real Estate Development Investments (a)	$4.1	$5.5

*    All periods presented exclude results from our 77% New Zealand joint venture interest, which are now reflected as Discontinued Operations in the Consolidated Financial Statements. See Note 2 — Discontinued Operations for additional information.
(a)Represents investments in master infrastructure or entitlements in our real estate development projects. Real Estate Development Investments are amortized as the underlying properties are sold and included in Non-Cash Cost of Land and Improved Development.

	Three Months Ended March 31,
Discontinued Operations *	2025	2024
Summary Financial Data by Historical Segment (in millions of dollars)
New Zealand Timber
Timber Sales	$52.5	$42.2
Less: Cut and Haul	(20.4)	(16.6)
Less: Port and Freight	(15.4)	(12.1)
Net Stumpage Sales	$16.7	$13.5
Carbon Credit Sales	—	3.4
Other Non-Timber Sales	0.2	0.1
Total New Zealand Timber Sales	$52.7	$45.7

Trading
Trading Sales	3.9	8.4
Non-Timber Sales	0.2	0.4
Total Trading Sales	$4.1	$8.8

Corporate / Intersegment Eliminations
Non-Timber Sales	—	(0.1)
Total Corporate / Intersegment Eliminations	—	($0.1)

Total Sales from discontinued operations	$56.8	$54.4

Income from discontinued operations, net of tax	$2.5	$6.8

*    Due to the Company’s agreement to sell the entities that hold its entire 77% New Zealand joint venture interest, the New Zealand operating results are classified as Discontinued Operations in our Consolidated Financial Statements for all periods presented.

    The following tables summarize sales, operating income (loss) and Adjusted EBITDA variances for March 31, 2025 versus March 31, 2024 (millions of dollars):

Sales	Southern Timber		Pacific Northwest Timber		Real Estate		Trading	Total
Three Months Ended March 31, 2024	$70.0		$25.2		$15.6		$3.0	$113.7
Volume	(9.8)		(2.1)		(4.9)		(2.8)	(19.6)
Price	(7.0)		1.3		2.7		0.2	(2.8)
Non-timber sales (a)	(0.1)		0.1		—		—	—
Other	(2.2)	(b)	(3.1)	(b)	(3.2)	(c)	—	(8.5)
Three Months Ended March 31, 2025	$50.9		$21.4		$10.2		$0.4	$82.9

(a)    For the Southern Timber segment, includes sales from carbon capture and storage ("CCS") and solar energy contracts.
(b)    Includes variance due to stumpage versus delivered sales.
(c)    Includes deferred revenue adjustments, builder price participation and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.

Operating Income (Loss)	Southern Timber	Pacific Northwest Timber	Real Estate	Trading	Corporate and Other	Total
Three Months Ended March 31, 2024	$23.0	($4.4)	($0.1)	—	($9.9)	$8.6
Volume	(5.3)	0.1	(2.8)	—	—	(8.0)
Price (a)	(7.0)	1.3	2.7	—	—	(3.0)
Cost	(1.0)	1.8	1.0	(0.5)	1.5	2.8
Non-timber income (b)	(0.1)	0.1	—	—	—	—
Depreciation, depletion & amortization	0.5	1.8	0.4	—	0.2	2.9
Non-cash cost of land and improved development	—	—	(1.0)	—	—	(1.0)
Other (c)	—	—	(1.2)	—	(1.1)	(2.3)
Three Months Ended March 31, 2025	$10.1	$0.7	($1.0)	($0.5)	($9.3)	$0.1

(a)For Timber segments, price reflects net stumpage realizations (i.e., net of cut and haul and shipping costs). For Real Estate, price is presented net of cash closing costs.
(b)For the Southern Timber segment, includes income from carbon capture and storage (“CCS”) and solar energy contracts.
(c)Real Estate includes deferred revenue adjustments, builder price participation and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue. Corporate and Other includes $1.1 million of restructuring charges.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	Real Estate	Trading	Corporate and Other	Total
Three Months Ended March 31, 2024	$44.8	$4.7	$4.6	—	($9.4)	$44.6
Volume	(9.7)	(1.5)	(4.9)	—	—	(16.0)
Price (b)	(7.0)	1.3	2.7	—	—	(3.0)
Cost	(1.0)	1.8	1.0	(0.5)	1.5	2.8
Non-timber income (c)	(0.1)	0.1	—	—	—	—
Other (d)	—	—	(1.4)	—	—	(1.4)
Three Months Ended March 31, 2025	$27.0	$6.4	$2.0	($0.5)	($7.9)	$27.1

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
(d)Real Estate includes deferred revenue adjustments, builder price participation and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.

SOUTHERN TIMBER
    First quarter sales of $50.9 million decreased $19.0 million, or 27%, versus the prior year period. Harvest volumes decreased 21% to 1.58 million tons versus 2.01 million tons in the prior year period, primarily due to softer mill demand coupled with the impact of the Large Disposition we completed in Oklahoma in late 2024. Average pine sawtimber stumpage realizations decreased 16% to $25.86 per ton versus $30.62 per ton in the prior year period, due to a combination of softer demand from Southern sawmills, competing log supply from salvage timber, and an unfavorable shift in geographic mix. Average pine pulpwood stumpage realizations decreased 17% to $14.10 per ton versus $16.89 per ton in the prior year period, driven by the continued impact of salvage volume on the market, softer demand from pulp mills taking extended downtime, and an unfavorable shift in geographic mix. Overall, weighted-average net stumpage realizations (including hardwood) decreased 19% to $18.64 per ton versus $23.07 per ton in the prior year period. Non-timber sales of $9.1 million decreased $0.1 million versus the prior year period, as lower pipeline easement revenues were largely offset by growth in our Land-Based Solutions business. Operating income of $10.1 million decreased $12.9 million versus the prior year period due to lower net stumpage realizations ($7.0 million), lower volumes ($5.3 million), higher costs ($1.0 million), and lower non-timber income ($0.1 million), partially offset by lower depletion expense ($0.5 million). First quarter Adjusted EBITDA of $27.0 million was 40%, or $17.8 million, below the prior year period.
PACIFIC NORTHWEST TIMBER
First quarter sales of $21.4 million decreased $3.8 million, or 15%, versus the prior year period. Harvest volumes decreased 18% to 261,000 tons versus 317,000 tons in the prior year period, primarily due to the impact of the Large Dispositions completed in the fourth quarter of 2024. Average delivered prices for domestic sawtimber increased 7% to $90.58 per ton versus $84.31 per ton in the prior year period, primarily due to improved demand from domestic lumber mills in response to higher lumber prices and a favorable geographic mix. Average delivered pulpwood prices increased 3% to $30.05 per ton versus $29.31 per ton in the prior year period due to modestly improved supply/demand dynamics. Operating income of $0.7 million versus an operating loss of ($4.4) million in the prior year period was driven by lower costs ($1.8 million), lower depletion expense ($1.8 million), higher net stumpage realizations ($1.3 million), lower variable costs ($0.1 million), and higher non-timber income ($0.1 million). First quarter Adjusted EBITDA of $6.4 million was 35%, or $1.6 million, above the prior year period.
REAL ESTATE
First quarter sales of $10.2 million decreased $5.4 million versus the prior year period, while operating loss of ($1.0) million increased $0.8 million versus the prior year period. Sales decreased and operating loss increased versus the prior year period due to fewer acres sold (1,031 acres sold versus 1,933 acres sold in the prior year period) and unfavorable deferred revenue adjustments, which were partially offset by higher weighted-average prices ($8,308 per acre versus $5,774 per acre in the prior year period).
Improved Development sales of $3.3 million included two residential pod sales totaling 78.2 acres ($42,000 per acre) in the Heartwood development project south of Savannah, Georgia. This compares to Improved Development sales of $1.8 million in the prior year period.
Rural sales of $5.3 million consisted of 953 acres at an average price of $5,534 per acre. This compares to prior year period sales of $8.7 million, which consisted of 1,498 acres at an average price of $5,828 per acre.
There were no Timberland & Non-Strategic sales in the first quarter. This compares to prior year period sales of $0.6 million, which consisted of a 430-acre transaction for $1,421 per acre.
First quarter Adjusted EBITDA of $2.0 million decreased $2.6 million versus the prior year period.

TRADING
    The Trading segment has been adjusted to exclude results associated with the Company’s New Zealand operations, which have been reclassified to discontinued operations. First quarter sales of $0.4 million decreased $2.6 million versus the prior year period, primarily due to lower volumes. Sales volumes were 1,000 tons in the first quarter, compared to 23,000 tons in the prior year period. The Trading segment generated an operating loss of $0.5 million versus breakeven results in the prior year period.
OTHER ITEMS
CORPORATE AND OTHER EXPENSE / ELIMINATIONS
    First quarter corporate and other operating expenses of $9.3 million decreased $0.6 million versus the prior year period, as lower compensation and benefits expenses and lower professional services fees were partially offset by $1.1 million of restructuring charges. The restructuring charges were related to our previously announced workforce optimization initiative, which was effectuated during the first quarter.
INTEREST EXPENSE, NET
    First quarter interest expense of $6.4 million decreased $2.6 million versus the prior year period, primarily due to lower average outstanding debt.
INTEREST INCOME
First quarter interest income of $2.9 million increased $1.0 million versus the prior year period, primarily due to higher cash on hand following the Large Dispositions completed in late 2024.
OTHER MISCELLANEOUS EXPENSE, NET
First quarter other miscellaneous expense of $1.9 million included $1.7 million of net costs associated with legal settlements. This compares to prior year period other miscellaneous expense of 7.1 million, which included a $5.7 million pension settlement charge and $1.3 million of net costs associated with legal settlements.
INCOME TAX (EXPENSE) BENEFIT
    First quarter income tax expense of $0.3 million versus income tax benefit of $1.0 million in the prior year period was primarily due to a $1.2 million tax benefit associated with the Company’s pension plan termination and settlement in the prior year period.
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX
Discontinued operations consists of the operations of our New Zealand joint venture. First quarter income from discontinued operations, net of tax was $2.5 million versus $6.8 million in the prior year period. See Note 2 — Discontinued Operations for additional information.
SHARE REPURCHASES
During the first quarter, the Company repurchased 95,000 shares at an average price of $27.61 per share, or $2.6 million in total. As of March 31, 2025, the Company had approximately 156.0 million common shares and 2.1 million Redeemable Operating Partnership Units outstanding. See the subsequent events section of Note 1 — Basis of Presentation for information regarding shares repurchased subsequent to March 31, 2025.

OUTLOOK
In our Southern Timber segment, we now expect to achieve full-year harvest volumes of 6.9 to 7.0 million tons—toward the lower end of our prior guidance range—as we continue to opportunistically flex volume in response to market conditions. The impact of salvage volume entering the market following Hurricane Helene in 2024 continues to negatively impact some of our operating areas. However, we expect pine stumpage realizations to trend higher from first quarter levels as salvage efforts moderate and operating conditions normalize in the coming quarters. In addition, we continue to expect lower non-timber income for full-year 2025 as compared to the prior year.
In our Pacific Northwest Timber segment, we remain on track to achieve full-year harvest volumes of approximately 0.9 million tons. Further, we continue to expect that full-year weighted-average log pricing will trend higher versus the prior year due to higher lumber prices, healthy demand from domestic sawmills, and the anticipated impact of increased duties on Canadian lumber in the second half of the year.
Turning to our Real Estate segment, we are encouraged by our transaction pipeline for the balance of the year, but expect closing activity will be heavily concentrated in the third and fourth quarters.

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
SUMMARY OF LIQUIDITY AND FINANCING COMMITMENTS

	March 31,	December 31,
(millions of dollars)	2025	2024
Cash and cash equivalents	$216.2	$303.1
Total debt (a)	1,050.0	1,050.0
Noncontrolling interests in the Operating Partnership	58.2	51.8
Shareholders’ equity	1,925.3	1,780.5
Total capitalization (total debt plus permanent and temporary equity)	3,033.5	2,882.3
Debt to capital ratio	35%	36%
Net debt to enterprise value (b)(c)	16%	16%

(a)Total debt as of March 31, 2025 and December 31, 2024 reflects principal on long-term debt, gross of deferred financing costs and unamortized discounts.
(b)Net debt is calculated as total debt less cash and cash equivalents.
(c)Enterprise value based on market capitalization (including Rayonier, L.P. “OP” units) plus net debt based on Rayonier’s share price of $27.88 and $26.10 as of March 31, 2025 and December 31, 2024, respectively.
AT-THE-MARKET (“ATM”) EQUITY OFFERING PROGRAM
On November 4, 2022 we entered into a new distribution agreement with a group of sales agents through which we may sell common shares, from time to time, having an aggregate sales price of up to $300 million (the “2022 ATM Program”). As of March 31, 2025, $269.7 million remains available for issuance under the 2022 ATM Program. There were no shares issued under the ATM program during the three months ended March 31, 2025 and 2024.

CASH FLOWS
The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2025 and 2024:

(millions of dollars)	2025	2024
Cash provided by (used for):
Operating activities	$27.7	$52.3
Investing activities	(21.4)	(24.0)
Financing activities	(116.5)	(75.1)

CASH PROVIDED BY OPERATING ACTIVITIES
    Cash provided by operating activities decreased $24.6 million from the prior year period, primarily due to lower operating results and changes in working capital.
CASH USED FOR INVESTING ACTIVITIES
    Cash used for investing activities decreased $2.6 million from the prior year period, due to lower capital expenditures ($3.2 million), lower real estate development investments ($1.4 million), and lower capital expenditures from discontinued operations ($1.0 million), partially offset by higher cash used for other investing activities ($3.0 million).
CASH USED FOR FINANCING ACTIVITIES
    Cash used for financing activities increased $41.4 million from the prior year period. This is primarily due to higher dividends paid on common shares ($38.2 million), increases in share repurchases ($2.6 million), higher distributions to noncontrolling interests in the Operating Partnership ($0.4 million) and higher distributions to noncontrolling interests in consolidated affiliates ($0.2 million).
FUTURE USES OF CASH
We expect future uses of cash to include working capital requirements, principal and interest payments on long-term debt, lease payments, capital expenditures, real estate development investments, timberland acquisitions, dividends on Rayonier Inc. common shares and distributions on Rayonier, L.P. units, and repurchases of the Company’s common shares to satisfy other commitments.

Significant long-term uses of cash include the following (in millions):

Future uses of cash (in millions)	Total	Payments Due by Period
		2025	2026-2027	2028-2029	Thereafter
Long-term debt (a)	$1,050.0	—	$200.0	$400.0	$450.0
Interest payments on long-term debt (b)	179.5	39.7	76.6	44.6	18.6
Operating leases — timberland (c)	23.5	2.6	5.5	4.3	11.1
Operating leases — PP&E, offices (c)	0.6	0.3	0.2	0.1	—
Commitments — real estate projects	79.3	20.3	34.4	16.0	8.6
Commitments — environmental remediation (d)	6.6	1.4	1.8	0.5	2.9
Commitments — other (e)	2.2	0.6	1.0	0.2	0.4
Total	$1,341.7	$64.9	$319.5	$465.7	$491.6

(a)The book value of long-term debt, net of deferred financing costs and unamortized discounts, is currently recorded at $1,044.6 million on our Consolidated Balance Sheets, but upon maturity the liability will be $1,050.0 million. See Note 7 - Debt for additional information.
(b)Projected interest payments for variable-rate debt were calculated based on outstanding principal amounts and interest rates as of March 31, 2025 and excludes the impact of hedging.
(c)Excludes anticipated renewal options.
(d)Commitments — environmental remediation represents our estimate of potential liability associated with environmental contamination and Natural Resource Damages in Port Gamble, Washington. See Note 11 - Environmental and Natural Resource Damage Liabilities for additional information.
(e)Commitments — other includes other purchase obligations.

We expect to fund future uses of cash with a combination of existing cash balances, cash generated by operating activities, the remaining issuances available under the Company’s ATM Program, Large Dispositions and the use of our revolving credit facility. We believe we have sufficient sources of funding to meet our business requirements for the next 12 months and in the longer term.

EXPECTED 2025 EXPENDITURES
Capital expenditures in 2025 are expected to be between $52 million and $56 million, excluding any strategic timberland acquisitions we may make. Capital expenditures are expected to primarily consist of seedling planting, fertilization and other silvicultural activities, property taxes, lease payments, allocated overhead and other capitalized costs. Aside from capital expenditures, we may also acquire timberland as we actively evaluate acquisition opportunities.
We anticipate real estate development investments in 2025 to be between $23 million and $27 million, net of reimbursements from community development bonds. Expected real estate development investments are primarily related to Wildlight, our mixed-use community development project located north of Jacksonville, Florida and Heartwood, our mixed-use development project located in Richmond Hill just south of Savannah, Georgia.
Our 2025 dividend payments on Rayonier Inc. common shares and distributions to Rayonier, L.P. unitholders, excluding the additional dividend and distribution paid on January 30, 2025 to shareholders of record on December 12, 2024, are expected to be approximately $171 million and $2 million, respectively, assuming no change in the quarterly dividend rate of $0.2725 per share or partnership unit, or material changes in the number of shares or partnership units outstanding.
Future share repurchases, if any, will depend on the Company’s liquidity and cash flow, as well as general market conditions and other considerations including capital allocation priorities.
OFF-BALANCE SHEET ARRANGEMENTS
We utilize off-balance sheet arrangements to provide credit support for certain suppliers and vendors in case of their default on critical obligations, and collateral for outstanding claims under our previous workers’ compensation self-insurance programs. These arrangements consist of standby letters of credit and surety bonds. As part of our ongoing operations, we also periodically issue guarantees to third parties. Off-balance sheet arrangements are not considered a source of liquidity or capital resources and do not expose us to material risks or material unfavorable financial impacts. See Note 12 — Guarantees for details on the letters of credit and surety bonds as of March 31, 2025.
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

The summarized balance sheet information for the consolidated obligor group of debt issued by Rayonier, L.P. for the three months ended March 31, 2025 and year ended December 31, 2024 are provided in the table below:

(in millions)	March 31, 2025	December 31, 2024
Current assets	$219.9	$311.9
Non-current assets	82.3	93.1
Current liabilities	19.0	293.8
Non-current liabilities	2,409.4	2,341.5
Due to non-guarantors	1,341.6	1,273.3
The summarized results of operations information for the consolidated obligor group of debt issued by Rayonier, L.P. for the three months ended March 31, 2025 and year ended December 31, 2024 are provided in the table below:

(in millions)	March 31, 2025	December 31, 2024
Cost and expenses	($7.3)	($35.4)
Operating loss	(7.3)	(35.4)
Net loss	(9.8)	(60.2)
Revenue from non-guarantors	139.7	1,263.0

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
Management uses Adjusted EBITDA as a performance measure. Adjusted EBITDA is a non-GAAP measure that management uses to make strategic decisions about the business and that investors can use to evaluate the operational performance of the assets under management. It excludes specific items that management believes are not indicative of the Company’s ongoing operating results. We define Adjusted EBITDA as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of land and improved development, non-operating expense, income from discontinued operations, restructuring charges and Large Dispositions.
Management uses CAD as a liquidity measure. CAD is a non-GAAP measure of cash generated during a period that is available for common share dividends, distributions to Operating Partnership unitholders, repurchase of the Company’s common shares, debt reduction, timberland acquisitions and real estate development investments. CAD is defined as cash provided by operating activities adjusted for capital spending (excluding timberland acquisitions and real estate development investments) and working capital and other balance sheet changes. CAD is not necessarily indicative of the CAD that may be generated in future periods.
We reconcile Adjusted EBITDA to Net (Loss) Income for the consolidated Company and to Operating Income (Loss) for the segments, as those are the most comparable GAAP measures for each. The following table provides a reconciliation of Net (Loss) Income to Adjusted EBITDA for the respective periods (in millions of dollars):

	Three Months Ended March 31,
	2025	2024
Net (Loss) Income to Adjusted EBITDA Reconciliation
Net (Loss) Income	($3.1)	$2.3
Income from discontinued operations, net of tax (a)	(2.5)	(6.8)
Interest, net and miscellaneous income	3.5	7.1
Income tax expense (benefit) (b)	0.3	(1.0)
Depreciation, depletion and amortization	23.5	33.1
Non-cash cost of land and improved development	2.4	3.0
Non-operating expense (c)	1.8	7.0
Restructuring charges (d)	1.1	—
Adjusted EBITDA	$27.1	$44.6

(a)Income from discontinued operations, net of tax includes income generated by the Company's New Zealand joint venture interest, which is now reflected as discontinued operations due to its pending disposition.
(b)The three months ended March 31, 2024 includes a $1.2 million income tax benefit related to the pension settlement.
(c)The three months ended March 31, 2025 includes $1.7 million of net costs associated with legal settlements. The three months ended March 31, 2024 includes $5.7 million of pension settlement charges and $1.3 million of net costs associated with legal settlements.
(d)Restructuring charges include severance costs related to workforce optimization initiatives.

The following tables provide a reconciliation of Operating Income (Loss) by segment to Adjusted EBITDA by segment for the respective periods (in millions of dollars):

Three Months Ended	Southern Timber	Pacific Northwest Timber	Real Estate	Trading	Corporate and Other	Total
March 31, 2025
Operating income (loss)	$10.1	$0.7	($1.0)	($0.5)	($9.3)	$0.1
Depreciation, depletion and amortization	16.9	5.6	0.6	—	0.4	23.5
Non-cash cost of land and improved development	—	—	2.4	—	—	2.4
Restructuring charges (a)	—	—	—	—	1.1	1.1
Adjusted EBITDA	$27.0	$6.4	$2.0	($0.5)	($7.9)	$27.1

March 31, 2024
Operating income (loss)	$23.0	($4.4)	($0.1)	—	($9.9)	$8.6
Depreciation, depletion and amortization	21.8	9.1	1.7	—	0.4	33.1
Non-cash cost of land and improved development	—	—	3.0	—	—	3.0
Adjusted EBITDA	$44.8	$4.7	$4.6	—	($9.4)	$44.6

(a)Restructuring charges include severance costs related to workforce optimization initiatives.

The following table provides a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Three Months Ended March 31,
	2025	2024
Cash provided by operating activities	$27.7	$52.3
Cash provided by operating activities from discontinued operations	(9.0)	(5.2)
Capital expenditures (a)	(12.0)	(15.3)
Working capital and other balance sheet changes	13.6	(0.7)
CAD	$20.3	$31.1
Mandatory debt repayments	—	—
CAD after mandatory debt repayments	$20.3	$31.1

Cash used for investing activities	($21.4)	($24.0)
Cash used for financing activities	($116.5)	($75.1)

(a)Capital expenditures exclude real estate development investments.

The following table provides supplemental cash flow data (in millions of dollars):

	Three Months Ended March 31,
	2025	2024
Real Estate Development Investments	($4.1)	($5.5)
Distributions to noncontrolling interests in consolidated affiliates	(1.9)	(1.7)
LIQUIDITY FACILITIES
2025 DEBT ACTIVITY
    See Note 7 — Debt for additional information.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    We are exposed to various market risks, including changes in interest rates and commodity prices. Our objective is to minimize the economic impact of these market risks. We use derivatives in accordance with policies and procedures approved by the Audit Committee of the Board of Directors. Derivatives are managed by a senior executive committee whose responsibilities include initiating, managing and monitoring resulting exposures. We do not enter into financial instruments for trading or speculative purposes.
Interest Rate Risk
    We are exposed to interest rate risk through our variable rate debt due to changes in SOFR. However, we use interest rate swaps to manage our exposure to interest rate movements on our term credit agreements by swapping existing and anticipated future borrowings from floating rates to fixed rates. As of March 31, 2025, we had $600 million of U.S. long-term variable rate debt outstanding on our term credit agreements.
The notional amount of outstanding interest rate swap contracts with respect to our term credit agreements at March 31, 2025 was also $600 million. Refer to Note 8 — Derivative Financial Instruments and Hedging Activities for additional information regarding these interest rate swaps. At this current borrowing and derivatives level, a hypothetical one-percentage point increase/decrease in interest rates would result in no corresponding increase/decrease in interest payments and expense over a 12-month period.
    The fair market value of our fixed interest rate debt is also subject to interest rate risk. The estimated fair value of our fixed rate debt at March 31, 2025 was $392.9 million compared to the $450.0 million principal amount. We use interest rates of debt with similar terms and maturities to estimate the fair value of our debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at March 31, 2025 would result in a corresponding decrease/increase in the fair value of our fixed rate debt of approximately $21 million and $22 million, respectively.
    We estimate the periodic effective interest rate on our long-term fixed and variable rate debt to be approximately 2.3% after consideration of interest rate swaps and estimated patronage and excluding unused commitment fees on the revolving credit facility.
        The following table summarizes our outstanding debt, interest rate swaps and average interest rates, by year of expected maturity and their fair values at March 31, 2025:

(Dollars in thousands)	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Variable rate debt:
Principal amounts	—	$200,000	—	$200,000	$200,000	—	$600,000	$600,000
Average interest rate (a)(b)	—	6.08%	—	5.93%	5.98%	—	5.99%
Fixed rate debt:
Principal amounts	—	—	—	—	—	$450,000	$450,000	$392,895
Average interest rate (b)	—	—	—	—	—	2.75%	2.75%
Interest rate swaps:
Notional amount	—	$200,000	—	$200,000	$200,000	—	$600,000	$40,367
Average pay rate (b)	—	1.50%	—	1.37%	0.67%	—	1.18%
Average receive rate (c)	—	4.33%	—	4.33%	4.33%	—	4.33%

(a)    Excludes estimated patronage refunds.
(b)    Interest rates as of March 31, 2025.
(c)    Average daily Simple SOFR rate as of March 31, 2025 based on a 30-day look back period.

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
Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of March 31, 2025.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
In the quarter ended March 31, 2025, based upon the evaluation required by Rule 13a-15(d) under the Exchange Act, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

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
Based on an evaluation of the Operating Partnership’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including Rayonier’s Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of March 31, 2025.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
In the quarter ended March 31, 2025, based upon the evaluation required by Rule 13a-15(d) under the Exchange Act, there were no changes in internal control over financial reporting that would materially affect or are reasonably likely to materially affect internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

The information set forth in Note 10 — Contingencies and in Note 11 — Environmental and Natural Resource Damage Liabilities in the “Notes to Consolidated Financial Statements” under Item 1 of Part I of this report is incorporated herein by reference.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Rayonier Inc.
REGISTERED SALES OF EQUITY SECURITIES

From time to time, the Company may issue common shares in exchange for units in the Operating Partnership. Such shares are issued based on an exchange ratio of one common share for each unit in the Operating Partnership. During the quarter ended March 31, 2025, the Company issued 1,000 common shares in exchange for an equal number of units in the Operating Partnership pursuant to the agreement of the Operating Partnership.
ISSUER REPURCHASES OF EQUITY SECURITIES

In December 2024, the Board of Directors approved the repurchase of up to $300 million of Rayonier’s common shares (the “new repurchase program”) to be made at management’s discretion. The new authorization replaced and superseded the Company’s prior $100 million share repurchase program. Repurchases may be made at management’s discretion from time to time on the open market or through privately negotiated transactions. The new repurchase program has no time limit and may be suspended for periods or discontinued at any time. There were 95,000 shares repurchased under this program in the first quarter of 2025. As of March 31, 2025, there was $297.4 million, or approximately 10,666,326 shares based on the period-end closing stock price of $27.88, remaining under this program. See the subsequent events section of Note 1 — Basis of Presentation for information regarding shares repurchased subsequent to March 31, 2025.
The following table provides information regarding our purchases of Rayonier common shares during the quarter ended March 31, 2025:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (c)
January 1 to January 31	29	$26.20	—	11,476,664
February 1 to February 28	1,391	26.02	—	11,325,028
March 1 to March 31	95,000	27.61	95,000	10,666,326
Total	96,420		95,000

(a)Includes 1,420 shares repurchased to satisfy tax withholding obligations arising from the vesting of shares under the Rayonier Incentive Stock Plan. The repurchase price for each share was based on the Company’s common share closing price on the respective vesting dates.
(b)Purchases made in open-market transactions under the $300 million share repurchase program announced on December 2, 2024.
(c)Maximum number of shares authorized to be purchased under the new share repurchase program at the end of January, February and March are based on month-end closing stock prices of $26.14, $26.49, and $27.88, respectively.

Rayonier, L.P.
UNREGISTERED SALES OF EQUITY SECURITIES

There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended March 31, 2025.
ISSUER REPURCHASES OF EQUITY SECURITIES

Pursuant to the Operating Partnership’s limited partnership agreement, limited partners have the right to redeem their units in the Operating Partnership for cash, or at our election, shares of Rayonier Common Stock on a one-for-one basis. During the quarter ended March 31, 2025, 1,000 units in the Operating Partnership held by limited partners were redeemed in exchange for shares of Rayonier Common Stock.

Item 5.    OTHER INFORMATION
Insider Trading Arrangements and Policies

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2025, as such terms are defined under item 408(a) of Regulation S-K.

Item 6.    EXHIBITS

10.1	Amendment Number Two Rayonier Investment and Savings Plan for Salaried Employees effective as of January 15, 2025, executed January 14, 2025*	Incorporated by reference to Exhibit 10.31 to the Registrant’s December 31, 2024 Form 10-K
10.2	Purchase and Sale Agreement, dated March 9, 2025, by and among Rayonier, L.P., Rayonier Operating Company LLC, Rayonier TRS Holdings Inc. and Taurus Forest Holdings Limited + ^	Filed herewith
22.1	List of Guarantor Subsidiaries	Incorporated by reference to Exhibit 22.1 to the Registrant’s June 30, 2022 Form 10-Q
31.1	Rayonier Inc. - Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Rayonier Inc. - Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.3	Rayonier, L.P. - Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.4	Rayonier, L.P. - Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Rayonier Inc. - Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Rayonier, L.P. - Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101
The following financial information from Rayonier Inc. and Rayonier, L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2025, formatted in Inline Extensible Business Reporting Language (“iXBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income (Loss) for the Three Months Ended March 31, 2025 and 2024 of Rayonier Inc.; (ii) the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 of Rayonier Inc.; (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the Three Months Ended March 31, 2025 and 2024 of Rayonier Inc.; (iv) the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2025 and 2024 of Rayonier Inc.; (v) the Consolidated Statements of Income and Comprehensive Income (Loss) for the Three Months Ended March 31, 2025 and 2024 of Rayonier, L.P.; (vi) the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 of Rayonier, L.P.; (vii) the Consolidated Statements of Changes in Capital for the Three Months Ended March 31, 2025 and 2024 of Rayonier, L.P.; (viii) the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2025 and 2024 of Rayonier, L.P.; and (ix) the Notes to Consolidated Financial Statements of Rayonier Inc. and Rayonier, L.P.
Filed herewith
104	The cover page from the Company’s Quarterly Report on Form 10-Q from the quarter ended March 31, 2025, formatted in Inline XBRL (included as Exhibit 101).	Filed herewith

* Management contract or compensatory plan.
+ Certain schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Rayonier Inc. will furnish supplemental copies of any omitted schedules or exhibits to the U.S. Securities and Exchange Commission upon request.
^ Certain information has been omitted pursuant to Item 601(b)(2) of Regulation S-K. Rayonier Inc. will furnish supplemental copies of any omitted information to the U.S. Securities and Exchange Commission upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER INC.

By:	/s/ APRIL TICE
April Tice Senior Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)
Date: May 2, 2025

RAYONIER, L.P.

By: RAYONIER INC., its sole general partner

By:	/s/ APRIL TICE
April Tice Senior Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)
Date: May 2, 2025