Form 10-Q
period 2025-06-30
RAYONIER INC; Rayonier, L.P.
filed 2025-08-08
CIK 52827, 1806931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Rayonier Inc.    Yes ☐        No  ☒    Rayonier, L.P.    Yes ☐        No  ☒
As of August 1, 2025, Rayonier Inc. had 154,162,341 Common Shares outstanding. As of August 1, 2025, Rayonier, L.P. had 2,016,041 Units outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarterly period ended June 30, 2025 of Rayonier Inc., a North Carolina corporation, and Rayonier, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Rayonier” or “the Company” mean Rayonier Inc. and references to the “Operating Partnership” mean Rayonier, L.P. References to “we,” “us,” and “our” mean collectively Rayonier Inc., the Operating Partnership and entities/subsidiaries owned or controlled by Rayonier Inc. and/or the Operating Partnership.

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

As of June 30, 2025, the Company owned a 98.7% interest in the Operating Partnership, with the remaining 1.3% interest owned by limited partners of the Operating Partnership. As the sole general partner of the Operating Partnership, Rayonier Inc. has exclusive control of the day-to-day management of the Operating Partnership.

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

i

PART I.        FINANCIAL INFORMATION

Item 1.         Financial Statements

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
SALES (NOTE 4)	$106,538	$99,639	$189,459	$213,343
Costs and Expenses
Cost of sales	(74,906)	(74,300)	(139,858)	(160,423)
Selling and general expenses	(16,922)	(20,609)	(33,613)	(39,589)
Other operating expense, net (Note 15)	(165)	(183)	(1,384)	(152)
	(91,993)	(95,092)	(174,855)	(200,164)
OPERATING INCOME	14,545	4,547	14,604	13,179
Interest expense, net	(6,542)	(9,029)	(12,936)	(17,977)
Interest income	2,327	1,759	5,203	3,654
Other miscellaneous expense, net	(561)	(1,173)	(2,404)	(8,253)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	9,769	(3,896)	4,467	(9,397)
Income tax (expense) benefit (Note 16)	—	—	(291)	991
INCOME (LOSS) FROM CONTINUING OPERATIONS	9,769	(3,896)	4,176	(8,406)
DISCONTINUED OPERATIONS, NET (NOTE 2)
(Loss) income from operations of discontinued operations, net of tax	(625)	6,931	1,883	13,747
Gain on sale of discontinued operations	404,463	—	404,463	—
INCOME FROM DISCONTINUED OPERATIONS	403,838	6,931	406,346	13,747
NET INCOME	413,607	3,035	410,522	5,341
Less: Net income attributable to noncontrolling interests in the Operating Partnership	(5,476)	(26)	(5,430)	(46)
Less: Net loss (income) attributable to noncontrolling interests in consolidated affiliates	577	(1,106)	192	(2,035)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	408,708	1,903	405,284	3,260
OTHER COMPREHENSIVE INCOME (LOSS), RELATING TO CONTINUING OPERATIONS
Cash flow hedges, net of income tax effect of $0, $0, $0 and $0	(5,968)	(2,097)	(14,727)	5,666
Pension and postretirement benefit plans, net of income tax effect of $0, $0, $0 and $1,222	(2)	—	(3)	9,562
OTHER COMPREHENSIVE INCOME (LOSS), RELATING TO DISCONTINUED OPERATIONS
Foreign currency translation adjustment, net of income tax effect of $0, $0, $0 and $0	16,842	6,014	20,475	(10,937)
Cash flow hedges, net of income tax effect of $2,866, $892, $3,531 and $973	7,368	2,295	9,080	(2,502)
Deconsolidation of discontinued operations, net of income tax effect of $0, $0, $0 and $0	29,068	—	29,068	—
Total other comprehensive income	47,308	6,212	43,893	1,789
COMPREHENSIVE INCOME	460,915	9,247	454,415	7,130
Less: Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(6,071)	(100)	(5,973)	(83)
Less: Comprehensive income attributable to noncontrolling interests in consolidated affiliates	(1,707)	(1,920)	(2,605)	(972)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$453,137	$7,227	$445,837	$6,075
EARNINGS (LOSS) PER COMMON SHARE (NOTE 6)
BASIC EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO RAYONIER INC.
Continuing Operations	$0.06	($0.03)	$0.03	($0.06)
Discontinued Operations	$2.57	$0.04	$2.59	$0.08
Net Income	$2.63	$0.01	$2.62	$0.02
DILUTED EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO RAYONIER INC.
Continuing Operations	$0.06	($0.03)	$0.03	($0.06)
Discontinued Operations	$2.56	$0.04	$2.57	$0.08
Net Income	$2.63	$0.01	$2.60	$0.02
See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	June 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$892,256	$303,065
Restricted cash, current (Note 18)	—	19,366
Trade receivables, less allowance for doubtful accounts of $325 and $401	11,475	8,006
Other receivables	4,780	13,267
Inventory (Note 14)	33,434	30,879
Prepaid expenses	8,537	9,566
Assets held for sale (excluding discontinued operations) (Note 19)	4,666	5,371
Other current assets	4,775	53
Current assets of discontinued operations (Note 2)	—	47,320
Total current assets	959,923	436,893
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,345,249	2,384,345
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 13)	115,216	109,610
PROPERTY, PLANT AND EQUIPMENT
Land	5,581	5,581
Buildings	24,493	24,493
Machinery and equipment	5,734	4,876
Construction in progress	776	779
Total property, plant and equipment, gross	36,584	35,729
Less — accumulated depreciation	(19,245)	(18,297)
Total property, plant and equipment, net	17,339	17,432
RESTRICTED CASH, NON-CURRENT (NOTE 18)	677	676
RIGHT-OF-USE ASSETS	18,170	18,588
OTHER ASSETS	57,676	78,276
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS (NOTE 2)	—	428,599
TOTAL ASSETS	$3,514,250	$3,474,419
LIABILITIES, NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$14,850	$16,914
Current maturities of long-term debt, net (Note 7)	199,956	—
Accrued taxes	6,419	1,840
Accrued payroll and benefits	7,840	15,317
Accrued interest	4,610	5,228
Dividend and distribution payable	—	271,815
Deferred revenue	32,571	20,902
Other current liabilities	8,004	9,359
Current liabilities of discontinued operations (Note 2)	—	47,335
Total current liabilities	274,250	388,710
LONG-TERM DEBT, NET (NOTE 7)	844,905	1,044,410
LONG-TERM LEASE LIABILITY	15,454	16,260
LONG-TERM DEFERRED REVENUE	11,844	10,697
OTHER NON-CURRENT LIABILITIES	12,227	11,125
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS (NOTE 2)	—	170,841
CONTINGENCIES (NOTE 10)
NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP (NOTE 5)	53,353	51,843
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 shares authorized, 154,761,232 and 148,536,643 shares issued and outstanding	1,726,418	1,522,487
Retained earnings	545,087	257,254
Accumulated other comprehensive income (loss) (Note 17)	30,712	(10,429)
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	2,302,217	1,769,312
Noncontrolling interests in consolidated affiliates (Note 5)	—	11,221
TOTAL SHAREHOLDERS’ EQUITY	2,302,217	1,780,533
TOTAL LIABILITIES, NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND SHAREHOLDERS’ EQUITY	$3,514,250	$3,474,419
See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except share data)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Affiliates	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2025	148,536,643	$1,522,487	$257,254	($10,429)	$11,221	$1,780,533
Loss from continuing operations	—	—	(5,592)	—	—	(5,592)
Income from discontinued operations	—	—	2,122	—	385	2,507
Net loss attributable to noncontrolling interests in the Operating Partnership	—	—	46	—	—	46
Dividends ($0.2725 per share) (a)	—	—	(42,686)	—	—	(42,686)
Issuance of common shares from special dividend (b)	7,560,983	200,454	—	—	—	200,454
Issuance of shares under incentive stock plans	5,566	—	—	—	—	—
Stock-based incentive compensation	—	2,281	—	—	—	2,281
Repurchase of common shares to pay withholding taxes on vested incentive stock awards	(1,420)	(38)	—	—	—	(38)
Repurchase of common shares made under repurchase program	(95,000)	—	(2,623)	—	—	(2,623)
Adjustment of noncontrolling interests in the Operating Partnership	—	—	(4,341)	—	—	(4,341)
Conversion of units into common shares	1,000	28	—	—	—	28
Pension and postretirement benefit plans	—	—	—	(2)	—	(2)
Foreign currency translation adjustment	—	—	—	3,515	118	3,633
Cash flow hedges	—	—	—	(7,441)	394	(7,047)
Allocation of other comprehensive loss to noncontrolling interests in the Operating Partnership	—	—	—	53	—	53
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(1,911)	(1,911)
Balance, March 31, 2025	156,007,772	$1,725,212	$204,180	($14,304)	$10,207	$1,925,295
Income from continuing operations	—	—	9,769	—	—	9,769
Income (loss) from discontinued operations	—	—	404,415	—	(577)	403,838
Net income attributable to noncontrolling interests in the Operating Partnership	—	—	(5,476)	—	—	(5,476)
Deconsolidation of discontinued operations	—	—	—	29,068	(10,744)	18,324
Dividends ($0.2725 per share) (a)	—	—	(42,387)	—	—	(42,387)
Issuance of shares under incentive stock plans	315,017	—	—	—	—	—
Stock-based incentive compensation	—	3,628	—	—	—	3,628
Repurchase of common shares to pay withholding taxes on vested incentive stock awards	(98,148)	(2,640)	—	—	—	(2,640)
Repurchase of common shares made under repurchase program	(1,472,928)	—	(34,928)	—	—	(34,928)
Adjustment of noncontrolling interests in the Operating Partnership	—	—	9,514	—	—	9,514
Conversion of units into common shares	9,519	218	—	—	—	218
Pension and postretirement benefit plans	—	—	—	(2)	—	(2)
Foreign currency translation adjustment	—	—	—	16,252	590	16,842
Cash flow hedges	—	—	—	(295)	1,695	1,400
Allocation of other comprehensive income to noncontrolling interests in the Operating Partnership	—	—	—	(7)	—	(7)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(1,171)	(1,171)
Balance, June 30, 2025	154,761,232	$1,726,418	$545,087	$30,712	—	$2,302,217

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

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CONTINUED)
(Unaudited)
(Dollars in thousands, except share data)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests in Consolidated Affiliates	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2024	148,299,117	$1,497,641	$338,244	$24,651	$17,066	$1,877,602
Loss from continuing operations	—	—	(4,500)	—	(10)	(4,510)
Income from discontinued operations	—	—	5,877	—	939	6,816
Net income attributable to noncontrolling interests in the Operating Partnership	—	—	(20)	—	—	(20)
Dividends ($0.285 per share) (a)	—	—	(42,777)	—	—	(42,777)
Issuance of shares under incentive stock plans	752	—	—	—	—	—
Stock-based incentive compensation	—	3,218	—	—	—	3,218
Repurchase of common shares to pay withholding taxes on vested incentive stock awards	(924)	(31)	—	—	—	(31)
Adjustment of noncontrolling interests in the Operating Partnership	—	—	(291)	—	—	(291)
Conversion of units into common shares	350,376	11,511	—	—	—	11,511
Pension and postretirement benefit plans	—	—	—	9,562	—	9,562
Foreign currency translation adjustment	—	—	—	(16,178)	(773)	(16,951)
Cash flow hedges	—	—	—	4,070	(1,104)	2,966
Allocation of other comprehensive loss to noncontrolling interests in the Operating Partnership	—	—	—	265	—	265
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(1,713)	(1,713)
Balance, March 31, 2024	148,649,321	$1,512,339	$296,533	$22,370	$14,405	$1,845,647
Loss from continuing operations	—	—	(3,883)	—	(13)	(3,896)
Income from discontinued operations	—	—	5,812	—	1,119	6,931
Net income attributable to noncontrolling interests in the Operating Partnership	—	—	(26)	—	—	(26)
Dividends ($0.285 per share) (a)	—	—	(42,517)	—	—	(42,517)
Issuance of shares under incentive stock plans	396,849	—	—	—	—	—
Stock-based incentive compensation	—	4,904	—	—	—	4,904
Repurchase of common shares to pay withholding taxes on vested incentive stock awards	(130,460)	(4,132)	—	—	—	(4,132)
Adjustment of noncontrolling interests in the Operating Partnership	—	—	8,093	—	—	8,093
Conversion of units into common shares	63,708	1,915	—	—	—	1,915
Foreign currency translation adjustment	—	—	—	5,728	286	6,014
Cash flow hedges	—	—	—	(330)	528	198
Allocation of other comprehensive income to noncontrolling interests in the Operating Partnership	—	—	—	(19)	—	(19)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(2,047)	(2,047)
Balance, June 30, 2024	148,979,418	$1,515,026	$264,012	$27,749	$14,278	$1,821,065

(a)For information regarding distributions to noncontrolling interests in the Operating Partnership, see the Rayonier Inc. Consolidated Statements of Cash Flows and Note 5 — Noncontrolling Interests.

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$410,522	$5,341
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization from continuing operations	46,930	58,276
Depreciation, depletion and amortization from discontinued operations	9,081	14,901
Non-cash cost of land and improved development from continuing operations	9,302	6,331
Non-cash cost of land and improved development from discontinued operations	—	3,041
Gain on sale of discontinued operations	(404,463)	—
Stock-based incentive compensation expense	5,909	8,122
Deferred income taxes	(2,571)	(2,319)
Pension settlement charge	—	5,673
Other	9,020	1,262
Changes in operating assets and liabilities:
Receivables	4,890	(4,760)
Inventories	233	(379)
Accounts payable	(1,903)	2,385
All other operating activities	1,737	9,753
CASH PROVIDED BY OPERATING ACTIVITIES	88,687	107,627
INVESTING ACTIVITIES
Capital expenditures from continuing operations	(22,427)	(28,858)
Capital expenditures from discontinued operations	(7,098)	(8,084)
Real estate development investments	(8,176)	(10,124)
Net proceeds on sale of discontinued operations (a)	687,579	—
Net proceeds on sale of property, plant and equipment	4,146	—
Other	4,241	(379)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	658,265	(47,445)
FINANCING ACTIVITIES
Dividends paid on common shares (b)	(153,267)	(115,491)
Distributions to noncontrolling interests in the Operating Partnership (c)	(2,031)	(1,664)
Repurchase of common shares to pay withholding taxes on vested incentive stock awards	(2,678)	(4,163)
Repurchase of common shares made under repurchase program	(37,551)	—
Distributions to noncontrolling interests in consolidated affiliates	(3,082)	(3,760)
CASH USED FOR FINANCING ACTIVITIES	(198,609)	(125,078)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,390	(895)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	549,733	(65,791)

Balance from continuing operations, beginning of year	323,107	180,362
Balance from discontinued operations, beginning of year	20,093	28,012
Total Balance, beginning of year	$343,200	$208,374

Balance from continuing operations, end of period	892,933	120,877
Balance from discontinued operations, end of period	—	21,706
Total Balance, end of period	$892,933	$142,583

(a)The six months ended June 30, 2025 includes proceeds from the disposition of our New Zealand joint venture, net of closing adjustments, transaction costs, and $11.1 million of deconsolidated cash.
(b)The six months ended June 30, 2025 includes an additional dividend of $1.80 per common share, consisting of a combination of cash and the Company’s common shares. The cash portion of $67.8 million was paid on January 30, 2025 to shareholders of record on December 12, 2024. The six months ended June 30, 2024 includes an additional cash dividend of $0.20 per common share, totaling $29.8 million. The additional dividend was paid on January 12, 2024, to shareholders of record on December 29, 2023.
(c)The six months ended June 30, 2025 includes an additional distribution of $1.80 per Redeemable Operating Partnership Unit, consisting of a combination of cash and the Company’s Redeemable Operating Partnership Units. The cash portion of $0.9 million was paid on January 30, 2025, to holders of record on December 12, 2024. The six months ended June 30, 2024 includes an additional cash distribution of $0.20 per Redeemable Operating Partnership Unit, totaling $0.5 million. The additional distribution was paid on January 12, 2024, to holders of record on December 29, 2023.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2025	2024
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest (a)	$9,296	$15,727
Income taxes (b)	4,038	3,839
Non-cash investing and financing activity:
Capital assets purchased on account	7,430	4,766
Issuance of common shares from special dividend	200,454	—
Issuance of Redeemable Operating Partnership Units from special distribution	2,681	—

(a)Interest paid includes patronage payments received of $7.9 million and $8.3 million for the six months ended June 30, 2025 and June 30, 2024, respectively. For additional information on patronage payments, see Note 7 — Debt in the 2024 Form 10-K. Interest paid for the six months ended June 30, 2025 and June 30, 2024 includes $1.5 million and $1.6 million, respectively, from discontinued operations.
(b)Income taxes for the six months ended June 30, 2025 and June 30, 2024 includes $3.8 million and $3.6 million, respectively, from discontinued operations.

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
SALES (NOTE 4)	$106,538	$99,639	$189,459	$213,343
Costs and Expenses
Cost of sales	(74,906)	(74,300)	(139,858)	(160,423)
Selling and general expenses	(16,922)	(20,609)	(33,613)	(39,589)
Other operating expense, net (Note 15)	(165)	(183)	(1,384)	(152)
	(91,993)	(95,092)	(174,855)	(200,164)
OPERATING INCOME	14,545	4,547	14,604	13,179
Interest expense, net	(6,542)	(9,029)	(12,936)	(17,977)
Interest income	2,327	1,759	5,203	3,654
Other miscellaneous expense, net	(561)	(1,173)	(2,404)	(8,253)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	9,769	(3,896)	4,467	(9,397)
Income tax (expense) benefit (Note 16)	—	—	(291)	991
INCOME (LOSS) FROM CONTINUING OPERATIONS	9,769	(3,896)	4,176	(8,406)
DISCONTINUED OPERATIONS, NET (NOTE 2)
(Loss) income from operations of discontinued operations, net of tax	(625)	6,931	1,883	13,747
Gain on sale of discontinued operations	404,463	—	404,463	—
INCOME FROM DISCONTINUED OPERATIONS	403,838	6,931	406,346	13,747
NET INCOME	413,607	3,035	410,522	5,341
Less: Net loss (income) attributable to noncontrolling interests in consolidated affiliates	577	(1,106)	192	(2,035)
NET INCOME ATTRIBUTABLE TO RAYONIER, L.P. UNITHOLDERS	414,184	1,929	410,714	3,306
NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
Limited Partners	410,042	1,910	406,607	3,273
General Partners	4,142	19	4,107	33
Net income attributable to unitholders	414,184	1,929	410,714	3,306
OTHER COMPREHENSIVE INCOME (LOSS), RELATING TO CONTINUING OPERATIONS
Cash flow hedges, net of income tax effect of $0, $0, $0 and $0	(5,968)	(2,097)	(14,727)	5,666
Pension and postretirement benefit plans, net of income tax effect of $0, $0, $0 and $1,222	(2)	—	(3)	9,562
OTHER COMPREHENSIVE INCOME (LOSS), RELATING TO DISCONTINUED OPERATIONS
Foreign currency translation adjustment, net of income tax effect of $0, $0, $0 and $0	16,842	6,014	20,475	(10,937)
Cash flow hedges, net of income tax effect of $2,866, $892, $3,531 and $973	7,368	2,295	9,080	(2,502)
Deconsolidation of discontinued operations, net of income tax effect of $0, $0, $0 and $0	29,068	—	29,068	—
Total other comprehensive income	47,308	6,212	43,893	1,789
COMPREHENSIVE INCOME	460,915	9,247	454,415	7,130
Less: Comprehensive income attributable to noncontrolling interests in consolidated affiliates	(1,707)	(1,920)	(2,605)	(972)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER, L.P. UNITHOLDERS	$459,208	$7,327	$451,810	$6,158
EARNINGS (LOSS) PER UNIT (NOTE 6)
BASIC EARNINGS (LOSS) PER UNIT ATTRIBUTABLE TO RAYONIER L.P.
Continuing Operations	$0.06	($0.03)	$0.03	($0.06)
Discontinued Operations	$2.57	$0.04	$2.59	$0.08
Net Income	$2.63	$0.01	$2.62	$0.02
DILUTED EARNINGS (LOSS) PER UNIT ATTRIBUTABLE TO RAYONIER L.P.
Continuing Operations	$0.06	($0.03)	$0.03	($0.06)
Discontinued Operations	$2.56	$0.04	$2.57	$0.08
Net Income	$2.63	$0.01	$2.60	$0.02
See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	June 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$892,256	$303,065
Restricted cash, current (Note 18)	—	19,366
Trade receivables, less allowance for doubtful accounts of $325 and $401	11,475	8,006
Other receivables	4,780	13,267
Inventory (Note 14)	33,434	30,879
Prepaid expenses	8,537	9,566
Assets held for sale (excluding discontinued operations) (Note 19)	4,666	5,371
Other current assets	4,775	53
Current assets of discontinued operations (Note 2)	—	47,320
Total current assets	959,923	436,893
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,345,249	2,384,345
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 13)	115,216	109,610
PROPERTY, PLANT AND EQUIPMENT
Land	5,581	5,581
Buildings	24,493	24,493
Machinery and equipment	5,734	4,876
Construction in progress	776	779
Total property, plant and equipment, gross	36,584	35,729
Less — accumulated depreciation	(19,245)	(18,297)
Total property, plant and equipment, net	17,339	17,432
RESTRICTED CASH, NON-CURRENT (NOTE 18)	677	676
RIGHT-OF-USE ASSETS	18,170	18,588
OTHER ASSETS	57,676	78,276
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS (NOTE 2)	—	428,599
TOTAL ASSETS	$3,514,250	$3,474,419
LIABILITIES, REDEEMABLE OPERATING PARTNERSHIP UNITS AND CAPITAL
CURRENT LIABILITIES
Accounts payable	$14,850	$16,914
Current maturities of long-term debt, net (Note 7)	199,956	—
Accrued taxes	6,419	1,840
Accrued payroll and benefits	7,840	15,317
Accrued interest	4,610	5,228
Distribution payable	—	271,815
Deferred revenue	32,571	20,902
Other current liabilities	8,004	9,359
Current liabilities of discontinued operations (Note 2)	—	47,335
Total current liabilities	274,250	388,710
LONG-TERM DEBT, NET (NOTE 7)	844,905	1,044,410
LONG-TERM LEASE LIABILITY	15,454	16,260
LONG-TERM DEFERRED REVENUE	11,844	10,697
OTHER NON-CURRENT LIABILITIES	12,227	11,125
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS (NOTE 2)	—	170,841
CONTINGENCIES (NOTE 10)
REDEEMABLE OPERATING PARTNERSHIP UNITS (NOTE 5) 2,076,931 and 1,986,319 Units outstanding, respectively	53,353	51,843
CAPITAL
General partners’ capital	22,690	17,772
Limited partners’ capital	2,246,297	1,759,405
Accumulated other comprehensive income (loss) (Note 17)	33,230	(7,865)
TOTAL CONTROLLING INTEREST CAPITAL	2,302,217	1,769,312
Noncontrolling interests in consolidated affiliates (Note 5)	—	11,221
TOTAL CAPITAL	2,302,217	1,780,533
TOTAL LIABILITIES, REDEEMABLE OPERATING PARTNERSHIP UNITS AND CAPITAL	$3,514,250	$3,474,419
See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Unaudited)
(Dollars in thousands, except share data)

	Units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Affiliates	Total Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance, January 1, 2025	$17,772	$1,759,405	($7,865)	$11,221	$1,780,533
Loss from continuing operations	(56)	(5,536)	—	—	(5,592)
Income from discontinued operations	21	2,101	—	385	2,507
Distributions on units ($0.2725 per unit)	(432)	(42,822)	—	—	(43,254)
Issuance of units from special distribution (a)	2,031	201,104	—	—	203,135
Stock-based incentive compensation	23	2,258	—	—	2,281
Repurchase of units to pay withholding taxes on vested incentive stock awards	(1)	(37)	—	—	(38)
Repurchase of units made under repurchase program	(26)	(2,597)	—	—	(2,623)
Adjustment of Redeemable Operating Partnership Units	(63)	(6,292)	—	—	(6,355)
Conversion of units into common shares	—	28	—	—	28
Pension and postretirement benefit plans	—	—	(2)	—	(2)
Foreign currency translation adjustment	—	—	3,515	118	3,633
Cash flow hedges	—	—	(7,441)	394	(7,047)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,911)	(1,911)
Balance, March 31, 2025	$19,269	$1,907,612	($11,793)	$10,207	$1,925,295
Income from continuing operations	98	9,671	—	—	9,769
Income (loss) from discontinued operations	4,044	400,371	—	(577)	403,838
Deconsolidation of discontinued operations	—	—	29,068	(10,744)	18,324
Distributions on units ($0.2725 per unit)	(430)	(42,525)	—	—	(42,955)
Stock-based incentive compensation	36	3,592	—	—	3,628
Repurchase of units to pay withholding taxes on vested incentive stock awards	(26)	(2,614)	—	—	(2,640)
Repurchase of units made under repurchase program	(349)	(34,579)	—	—	(34,928)
Adjustment of Redeemable Operating Partnership Units	46	4,553	—	—	4,599
Conversion of units into common shares	2	216	—	—	218
Pension and postretirement benefit plans	—	—	(2)	—	(2)
Foreign currency translation adjustment	—	—	16,252	590	16,842
Cash flow hedges	—	—	(295)	1,695	1,400
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,171)	(1,171)
Balance, June 30, 2025	$22,690	$2,246,297	$33,230	—	$2,302,217

(a)Reflects the issuance of units related to the Company’s special distribution of $1.80 per unit, paid on January 30, 2025, to holders of record as of December 12, 2024. This distribution comprised a combination of cash and units.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (CONTINUED)
(Unaudited)
(Dollars in thousands, except share data)

	Units		Accumulated Other Comprehensive Income	Noncontrolling Interests in Consolidated Affiliates	Total Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance, January 1, 2024	$18,325	$1,814,193	$28,018	$17,066	$1,877,602
Loss from continuing operations	(45)	(4,455)	—	(10)	(4,510)
Income from discontinued operations	59	5,818	—	939	6,816
Distributions on units ($0.285 per unit)	(434)	(42,940)	—	—	(43,374)
Stock-based incentive compensation	32	3,186	—	—	3,218
Repurchase of units to pay withholding taxes on vested incentive stock awards	(1)	(30)	—	—	(31)
Adjustment of Redeemable Operating Partnership Units	6	545	—	—	551
Conversion of units into common shares	115	11,396	—	—	11,511
Pension and postretirement benefit plans	—	—	9,562	—	9,562
Foreign currency translation adjustment	—	—	(16,178)	(773)	(16,951)
Cash flow hedges	—	—	4,070	(1,104)	2,966
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,713)	(1,713)
Balance, March 31, 2024	$18,057	$1,787,713	$25,472	$14,405	$1,845,647
Loss from continuing operations	(39)	(3,844)	—	(13)	(3,896)
Income from discontinued operations	58	5,754	—	1,119	6,931
Distributions on units ($0.285 per unit)	(430)	(42,665)	—	—	(43,095)
Stock-based incentive compensation	49	4,855	—	—	4,904
Repurchase of units to pay withholding taxes on vested incentive stock awards	(41)	(4,091)	—	—	(4,132)
Adjustment of Redeemable Operating Partnership Units	86	8,540	—	—	8,626
Conversion of units into common shares	19	1,896	—	—	1,915
Foreign currency translation adjustment	—	—	5,728	286	6,014
Cash flow hedges	—	—	(330)	528	198
Distribution to noncontrolling interests in consolidated affiliates	—	—	—	(2,047)	(2,047)
Balance, June 30, 2024	$17,759	$1,758,158	$30,870	$14,278	$1,821,065

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$410,522	$5,341
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization from continuing operations	46,930	58,276
Depreciation, depletion and amortization from discontinued operations	9,081	14,901
Non-cash cost of land and improved development from continuing operations	9,302	6,331
Non-cash cost of land and improved development from discontinued operations	—	3,041
Gain on sale of discontinued operations	(404,463)	—
Stock-based incentive compensation expense	5,909	8,122
Deferred income taxes	(2,571)	(2,319)
Pension settlement charge	—	5,673
Other	9,020	1,262
Changes in operating assets and liabilities:
Receivables	4,890	(4,760)
Inventories	233	(379)
Accounts payable	(1,903)	2,385
All other operating activities	1,737	9,753
CASH PROVIDED BY OPERATING ACTIVITIES	88,687	107,627
INVESTING ACTIVITIES
Capital expenditures from continuing operations	(22,427)	(28,858)
Capital expenditures from discontinued operations	(7,098)	(8,084)
Real estate development investments	(8,176)	(10,124)
Net proceeds on sale of discontinued operations (a)	687,579	—
Net proceeds on sale of property, plant and equipment	4,146	—
Other	4,241	(379)
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	658,265	(47,445)
FINANCING ACTIVITIES
Distributions on units (b)	(155,298)	(117,155)
Repurchase of units to pay withholding taxes on vested incentive stock awards	(2,678)	(4,163)
Repurchase of units made under repurchase program	(37,551)	—
Distributions to noncontrolling interests in consolidated affiliates	(3,082)	(3,760)
CASH USED FOR FINANCING ACTIVITIES	(198,609)	(125,078)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,390	(895)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	549,733	(65,791)

Balance from continuing operations, beginning of year	323,107	180,362
Balance from discontinued operations, beginning of year	20,093	28,012
Total Balance, beginning of year	$343,200	$208,374

Balance from continuing operations, end of period	892,933	120,877
Balance from discontinued operations, end of period	—	21,706
Total Balance, end of period	$892,933	$142,583

(a)The six months ended June 30, 2025 includes proceeds from the disposition of our New Zealand joint venture, net of closing adjustments, transaction costs, and $11.1 million of deconsolidated cash.
(b)The six months ended June 30, 2025 includes an additional distribution of $1.80 per unit, consisting of a combination of cash and units. The cash portion of $68.7 million was paid on January 30, 2025, to holders of record on December 12, 2024. The six months ended June 30, 2024 includes an additional cash distribution of $0.20 per unit, totaling $30.2 million. The additional distribution was paid on January 12, 2024, to holders of record on December 29, 2023.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2025	2024
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest (a)	$9,296	$15,727
Income taxes (b)	4,038	3,839
Non-cash investing and financing activity:
Capital assets purchased on account	7,430	4,766
Issuance of units from special distribution	203,135	—

(a)Interest paid includes patronage payments received of $7.9 million and $8.3 million for the six months ended June 30, 2025 and June 30, 2024, respectively. For additional information on patronage payments, see Note 7 — Debt in the 2024 Form 10-K. Interest paid for the six months ended June 30, 2025 and June 30, 2024 includes $1.5 million and $1.6 million, respectively, from discontinued operations.
(b)Income taxes for the six months ended June 30, 2025 and June 30, 2024 includes $3.8 million and $3.6 million, respectively, from discontinued operations.

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
As of June 30, 2025, the Company owned a 98.7% interest in the Operating Partnership, with the remaining 1.3% interest owned by limited partners of the Operating Partnership. As the sole general partner of the Operating Partnership, Rayonier Inc. has exclusive control of the day-to-day management of the Operating Partnership.
SUMMARY OF UPDATES TO SIGNIFICANT ACCOUNTING POLICIES
For a full description of our other significant accounting policies, see Note 1 — Summary of Significant Accounting Policies in our 2024 Form 10-K.
RECLASSIFICATIONS
Certain 2024 amounts have been reclassified to align with the current presentation, including reclassifications for discontinued operations. In March 2025, we entered into a purchase and sale agreement to divest our entire 77% interest in our New Zealand operations. On June 30, 2025, we completed the sale. Accordingly, New Zealand’s financial results are reported as discontinued operations in our Consolidated Statements of Income and Comprehensive Income (Loss) for all periods presented.
Our New Zealand assets and liabilities are presented separately as assets and liabilities of discontinued operations in our Consolidated Balance Sheets as of December 31, 2024.
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU enhances annual income tax disclosures, primarily affecting the rate reconciliation and income taxes paid reconciliation. The pronouncement is effective for annual periods beginning after December 15, 2024, and requires prospective application, although early adoption and retrospective application are permitted. We

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

will adopt the standard beginning with our annual reporting for the year ending December 31, 2025 and do not anticipate this disclosure-only ASU will impact our consolidated financial statements.
Other recent accounting pronouncements, either adopted or pending adoption and not discussed above, are not applicable or are not expected to have a material impact on our consolidated financial condition, results of operations, or cash flows.
SUBSEQUENT EVENTS
We have evaluated events occurring from June 30, 2025 to the date of issuance of these Consolidated Financial Statements for potential recognition or disclosure in the consolidated financial statements. No events were identified that warranted recognition or disclosure.
2.    DISCONTINUED OPERATIONS
On March 9, 2025, Rayonier entered into a purchase and sale agreement with Taurus Forest Holdings Limited, pursuant to which Rayonier agreed to sell its entire 77% interest in its New Zealand operations. Accordingly, in the first quarter of 2025, the financial results of the New Zealand Timber segment and the New Zealand portion of the Real Estate, Trading and Corporate segments were classified as discontinued operations in our Consolidated Statements of Income and Comprehensive Income (Loss) for all periods presented.
On June 30, 2025, we completed the sale of our New Zealand operations for a purchase price of $710 million. Net proceeds to Rayonier, after adjusting for estimated net debt, working capital, transaction costs, and other closing adjustments, were $698.6 million. We expect to receive a final purchase price adjustment of $0.7 million during the third quarter, which has been recognized as a receivable on our June 30, 2025 Consolidated Balance Sheet. In connection with the sale, we recognized a gain on disposal of discontinued operations of $404.5 million.
The following table summarizes the results of our New Zealand operations for the three and six months ended June 30, 2025 and 2024, as presented in “Income from discontinued operations” in the Consolidated Statements of Income and Comprehensive Income (Loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales	$52,572	$73,971	$109,332	$128,363
Costs and Expenses
Cost of sales	(51,461)	(64,371)	(102,050)	(111,428)
Other operating expense, net (a)	(1,778)	(1,706)	(3,400)	(1,463)
	(53,239)	(66,077)	(105,450)	(112,891)
Operating (loss) income from discontinued operations	(667)	7,894	3,882	15,472
Interest expense, net	(780)	(782)	(1,508)	(1,578)
Interest income	104	319	202	512
(Loss) income from operations of discontinued operations before income taxes	(1,343)	7,431	2,576	14,406
Income tax benefit (expense)	718	(500)	(693)	(659)
(Loss) income from operations of discontinued operations, net of tax	(625)	6,931	1,883	13,747
Gain on sale of discontinued operations (b)	404,463	—	404,463	—
Income from discontinued operations	403,838	6,931	406,346	13,747
Less: Net income from discontinued operations attributable to noncontrolling interests in the Operating Partnership	(5,347)	(79)	(5,375)	(164)
Less: Net loss (income) from discontinued operations attributable to noncontrolling interests in consolidated affiliates	577	(1,119)	192	(2,058)
Net income from discontinued operations attributable to Rayonier Inc.	$399,068	$5,733	$401,163	$11,525

(a)The six months ended June 30, 2025 includes transaction costs of $0.2 million. The three and six months ended June 30, 2024 include transaction costs of $0.5 million, respectively.
(b)The gain on sale of discontinued operations is not subject to income tax, as it relates to a partnership interest.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The major classes of the New Zealand operation’s assets and liabilities as reported on the December 31, 2024 Balance Sheet are as follows:

December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,093
Trade receivables, less allowance for doubtful accounts of $0	18,935
Inventory	1,462
Prepaid expenses	6,206
Other current assets	624
Total current assets	47,320
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	339,724
PROPERTY, PLANT AND EQUIPMENT
Buildings	1,707
Machinery and equipment	171
Total property, plant and equipment, gross	1,878
Less — accumulated depreciation	(935)
Total property, plant and equipment, net	943
RIGHT-OF-USE ASSETS	64,082
OTHER ASSETS	23,850
TOTAL ASSETS	$475,919
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$9,145
Current maturities of long-term debt, net	19,442
Accrued taxes	2,399
Accrued payroll and benefits	793
Other current liabilities	15,556
Total current liabilities	47,335
LONG-TERM DEBT, NET	45,360
LONG-TERM LEASE LIABILITY	60,038
OTHER NON-CURRENT LIABILITIES	65,443
TOTAL LIABILITIES	$218,176
The following table summarizes the depreciation, depletion and amortization, capital expenditures and non-cash cost of land sold and improved development of the Company’s discontinued operations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation, depletion and amortization	$4,747	$10,882	$9,081	$14,901
Capital expenditures	4,444	4,476	7,098	8,084
Non-cash cost of land and improved development	—	3,041	—	3,041

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

3.    SEGMENT AND GEOGRAPHICAL INFORMATION
As of June 30, 2025, Rayonier operated in four reportable segments: Southern Timber, Pacific Northwest Timber, Real Estate, and Trading. Prior to the first quarter of 2025, we operated in five reportable business segments, which included New Zealand Timber. On March 9, 2025, we entered into a purchase and sale agreement to sell our entire 77% interest in the New Zealand joint venture and as a result, the New Zealand operations are shown as discontinued operations for all periods presented. On June 30, 2025, we completed the sale. See Note 2 — Discontinued Operations for additional information.
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
Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of land and improved development, non-operating expense, income (loss) from operations of discontinued operations, gain on sale of discontinued operations, restructuring charges, costs related to disposition initiatives and Large Dispositions.
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

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables summarize the segment information for the three and six months ended June 30, 2025 and 2024:

Three Months Ended	Southern Timber	Pacific Northwest Timber	Real Estate	Trading	Corporate and Other	Total
June 30, 2025
Sales	$53,324	$22,383	$29,432	$1,399	—	$106,538
Costs and Expenses
Cut and haul costs	(13,202)	(9,841)	—	—	—	(23,043)
Depreciation, depletion and amortization	(15,788)	(5,351)	(1,882)	—	(416)	(23,437)
Non-cash cost of land and improved development	—	—	(6,902)	—	—	(6,902)
Other costs and expenses (a)	(11,739)	(5,592)	(10,869)	(1,504)	(8,907)	(38,611)
Operating income (loss)	$12,595	$1,599	$9,779	($105)	($9,323)	$14,545
Add: Depreciation, depletion and amortization	15,788	5,351	1,882	—	416	23,437
Add: Non-cash cost of land and improved development	—	—	6,902	—	—	6,902
Adjusted EBITDA	$28,383	$6,950	$18,563	($105)	($8,907)	$44,884

Reconciliation of segment results to consolidated income before taxes
Interest, net and miscellaneous income						($4,215)
Depreciation, depletion and amortization						(23,437)
Non-cash cost of land and improved development						(6,902)
Non-operating expense						(561)
Income from Continuing Operations						$9,769
Loss from operations of discontinued operations, net of tax						(625)
Gain on sale of discontinued operations						404,463
Net Income						$413,607

(a)Other costs and expenses for each reportable segment primarily includes other direct and indirect cost of sales and selling and general expenses.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Three Months Ended	Southern Timber	Pacific Northwest Timber	Real Estate	Trading	Corporate and Other	Total
June 30, 2024
Sales	$59,325	$24,283	$15,470	$561	—	$99,639
Costs and Expenses
Cut and haul costs	(11,787)	(10,107)	—	—	—	(21,894)
Port and freight costs	(836)	(18)	—	(201)	—	(1,055)
Depreciation, depletion and amortization	(16,758)	(7,389)	(621)	—	(444)	(25,212)
Non-cash cost of land and improved development	—	—	(3,378)	—	—	(3,378)
Other costs and expenses (a)	(12,851)	(8,236)	(10,955)	(336)	(11,175)	(43,553)
Operating income (loss)	$17,093	($1,467)	$516	$24	($11,619)	$4,547
Add: Costs related to disposition initiatives (b)	—	—	—	—	185	185
Add: Depreciation, depletion and amortization	16,758	7,389	621	—	444	25,212
Add: Non-cash cost of land and improved development	—	—	3,378	—	—	3,378
Adjusted EBITDA	$33,851	$5,922	$4,515	$24	($10,990)	$33,322

Reconciliation of segment results to consolidated income before taxes
Interest, net and miscellaneous income						($7,270)
Depreciation, depletion and amortization						(25,212)
Non-cash cost of land and improved development						(3,378)
Non-operating expense (c)						(1,173)
Costs related to disposition initiatives (b)						(185)
Loss from Continuing Operations						($3,896)
Income from operations of discontinued operations, net of tax						6,931
Net Income						$3,035

(a)Other costs and expenses for each reportable segment primarily includes other direct and indirect cost of sales and selling and general expenses.
(b)Costs related to disposition initiatives include legal, advisory, and other due diligence costs incurred in connection with our asset disposition plan, which was announced in November 2023. Costs related to disposition initiatives are recorded within the Consolidated Statements of Income and Comprehensive Income (Loss) under the caption “Other operating expense, net.”
(c)Non-operating expense includes $1.1 million of net costs associated with legal settlements. Net costs associated with legal settlements are recorded within the Consolidated Statements of Income (Loss) under the caption “Other miscellaneous expense, net.”

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Six Months Ended	Southern Timber	Pacific Northwest Timber	Real Estate	Trading	Corporate and Other	Total
June 30, 2025
Sales	$104,268	$43,787	$39,599	$1,805	—	$189,459
Costs and Expenses
Cut and haul costs	(25,723)	(19,181)	—	—	—	(44,904)
Port and freight costs	—	(14)	—	(4)	—	(18)
Depreciation, depletion and amortization	(32,688)	(10,957)	(2,445)	—	(840)	(46,930)
Non-cash cost of land and improved development	—	—	(9,302)	—	—	(9,302)
Other costs and expenses (a)	(23,112)	(11,288)	(19,023)	(2,361)	(17,917)	(73,701)
Operating income (loss)	$22,745	$2,347	$8,829	($560)	($18,757)	$14,604
Add: Restructuring charges (b)	—	—	—	—	1,110	1,110
Add: Depreciation, depletion and amortization	32,688	10,957	2,445	—	840	46,930
Add: Non-cash cost of land and improved development	—	—	9,302	—	—	9,302
Adjusted EBITDA	$55,433	$13,304	$20,576	($560)	($16,807)	$71,946

Reconciliation of segment results to consolidated income before taxes
Interest, net and miscellaneous income						($7,733)
Depreciation, depletion and amortization						(46,930)
Non-cash cost of land and improved development						(9,302)
Non-operating expense (c)						(2,404)
Restructuring charges (b)						(1,110)
Income from Continuing Operations Before Income Taxes						$4,467
Income tax expense						(291)
Income from Continuing Operations						$4,176
Income from operations of discontinued operations, net of tax						1,883
Gain on sale of discontinued operations						404,463
Net Income						$410,522

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
(c)Non-operating expense includes $1.7 million of net costs associated with legal settlements. Net costs associated with legal settlements are recorded within the Consolidated Statements of Income (Loss) under the caption “Other miscellaneous expense, net.”

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Six Months Ended	Southern Timber	Pacific Northwest Timber	Real Estate	Trading	Corporate and Other	Total
June 30, 2024
Sales	$129,302	$49,475	$31,034	$3,532	—	$213,343
Costs and Expenses
Cut and haul costs	(25,185)	(20,944)	—	—	—	(46,129)
Port and freight costs	(2,052)	(1,257)	—	(1,528)	—	(4,837)
Depreciation, depletion and amortization	(38,554)	(16,464)	(2,371)	—	(887)	(58,276)
Non-cash cost of land and improved development	—	—	(6,331)	—	—	(6,331)
Other costs and expenses (a)	(23,413)	(16,637)	(21,944)	(1,976)	(20,621)	(84,591)
Operating income (loss)	$40,098	($5,827)	$388	$28	($21,508)	$13,179
Add: Costs related to disposition initiatives (b)	—	—	—	—	185	185
Add: Depreciation, depletion and amortization	38,554	16,464	2,371	—	887	58,276
Add: Non-cash cost of land and improved development	—	—	6,331	—	—	6,331
Adjusted EBITDA	$78,652	$10,637	$9,090	$28	($20,436)	$77,971

Reconciliation of segment results to consolidated income before taxes
Interest, net and miscellaneous income						($14,323)
Depreciation, depletion and amortization						(58,276)
Non-cash cost of land and improved development						(6,331)
Non-operating expense (c)						(8,253)
Costs related to disposition initiatives (b)						(185)
Loss from Continuing Operations Before Income Taxes						($9,397)
Income tax benefit						991
Loss from Continuing Operations						($8,406)
Income from operations of discontinued operations, net of tax						13,747
Net Income						$5,341

(a)Other costs and expenses for each reportable segment primarily includes other direct and indirect cost of sales and selling and general expenses.
(b)Costs related to disposition initiatives include legal, advisory, and other due diligence costs incurred in connection with our asset disposition plan, which was announced in November 2023. Costs related to disposition initiatives are recorded within the Consolidated Statements of Income and Comprehensive Income (Loss) under the caption “Other operating expense, net.”
(c)Non-operating expense includes $5.7 million of pension settlement charges and $2.4 million of net costs associated with legal settlements. Pension settlement charges and net costs associated with legal settlements are recorded within the Consolidated Statements of Income and Comprehensive Income (Loss) under the caption “Other miscellaneous expense, net.”

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Capital Expenditures
Southern Timber	$8,103	$10,655	$17,718	$21,657
Pacific Northwest Timber	2,264	2,870	4,630	6,989
Real Estate	36	73	79	152
Corporate and other	—	—	—	60
Total Capital Expenditures	$10,403	$13,598	$22,427	$28,858

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

4.    REVENUE
PERFORMANCE OBLIGATIONS
We recognize revenue when control of promised goods or services (“performance obligations”) is transferred to customers, in an amount that reflects the consideration expected in exchange for those goods or services (“transaction price”). Unsatisfied performance obligations as of June 30, 2025 are primarily due to advances on stumpage contracts, unearned license revenue and unearned carbon capture and storage revenue. Of these performance obligations, $32.6 million is expected to be recognized within the next twelve months, with the remaining $11.8 million expected to be recognized thereafter as we satisfy our performance obligations. We generally collect payment within a year of satisfying performance obligations and therefore have elected not to adjust revenues for a financing component.
CONTRACT BALANCES
The timing of revenue recognition, invoicing and cash collections results in trade receivables and deferred revenue (contract liabilities) on the Consolidated Balance Sheets. Trade receivables are recorded when we have an unconditional right to consideration for completed performance under a contract. Contract liabilities relate to payments received in advance of performance under a contract and are recognized as revenue as, or when, we perform under a contract.
The following table summarizes revenue recognized during the three and six months ended June 30, 2025 and 2024 that was included in the contract liability balance at the beginning of each year:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue recognized from contract liability balance at the beginning of the year	$6,759	$8,281	$15,849	$18,529

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables present our revenue from contracts with customers disaggregated by product type for the three and six months ended June 30, 2025 and 2024:

Three Months Ended	Southern Timber	Pacific Northwest Timber	Real Estate	Trading	Total
June 30, 2025
Pulpwood	$19,436	$1,259	—	—	$20,695
Sawtimber	23,404	19,903	—	1,399	44,706
Hardwood	923	—	—	—	923
Total Timber Sales	43,763	21,162	—	1,399	66,324
License Revenue, Primarily from Hunting	5,331	104	—	—	5,435
Land-Based Solutions (a)	2,780	32	—	—	2,812
Other Non-Timber Revenue	1,450	1,085	—	—	2,535
Total Non-Timber Sales	9,561	1,221	—	—	10,782
Improved Development	—	—	8,484	—	8,484
Unimproved Development	—	—	3,000	—	3,000
Rural	—	—	15,729	—	15,729
Deferred Revenue/Other (b)	—	—	1,875	—	1,875
Total Real Estate Sales	—	—	29,088	—	29,088

Revenue from Contracts with Customers	53,324	22,383	29,088	1,399	106,194
Lease Revenue	—	—	344	—	344
Total Revenue	$53,324	$22,383	$29,432	$1,399	$106,538

Three Months Ended	Southern Timber	Pacific Northwest Timber	Real Estate	Trading	Total
June 30, 2024
Pulpwood	$24,027	$1,461	—	—	$25,488
Sawtimber	25,200	21,439	—	561	47,200
Hardwood	672	—	—	—	672
Total Timber Sales	49,899	22,900	—	561	73,360
License Revenue, Primarily from Hunting	5,284	130	—	—	5,414
Land-Based Solutions (a)	2,586	10	—	—	2,596
Other Non-Timber Revenue	1,556	1,243	—	—	2,799
Total Non-Timber Sales	9,426	1,383	—	—	10,809
Improved Development	—	—	2,575	—	2,575
Rural	—	—	7,470	—	7,470
Deferred Revenue/Other (b)	—	—	5,050	—	5,050
Total Real Estate Sales	—	—	15,095	—	15,095

Revenue from Contracts with Customers	59,325	24,283	15,095	561	99,264
Lease Revenue	—	—	375	—	375
Total Revenue	$59,325	$24,283	$15,470	$561	$99,639

(a)    Consists primarily of sales from carbon capture and storage (“CCS”) and solar energy contracts.
(b)    Includes deferred revenue adjustments, builder price participation and marketing fees related to Improved Development sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Six Months Ended	Southern Timber	Pacific Northwest Timber	Real Estate	Trading	Total
June 30, 2025
Pulpwood	$39,234	$2,524	—	—	$41,758
Sawtimber	43,970	39,009	—	1,805	84,784
Hardwood	2,451	—	—	—	2,451
Total Timber Sales	85,655	41,533	—	1,805	128,993
License Revenue, Primarily From Hunting	10,566	195	—	—	10,761
Land-Based Solutions (a)	5,535	61	—	—	5,596
Other Non-Timber Revenue	2,512	1,998	—	—	4,510
Total Non-Timber Sales	18,613	2,254	—	—	20,867
Improved Development	—	—	11,778	—	11,778
Unimproved Development	—	—	3,000	—	3,000
Rural	—	—	21,003	—	21,003
Deferred Revenue/Other (b)	—	—	3,165	—	3,165
Total Real Estate Sales	—	—	38,946	—	38,946

Revenue from Contracts with Customers	104,268	43,787	38,946	1,805	188,806
Lease Revenue	—	—	653	—	653
Total Revenue	$104,268	$43,787	$39,599	$1,805	$189,459

Six Months Ended	Southern Timber	Pacific Northwest Timber	Real Estate	Trading	Total
June 30, 2024
Pulpwood	$49,958	$3,012	—	—	$52,970
Sawtimber	58,940	44,116	—	3,532	106,588
Hardwood	1,867	—	—	—	1,867
Total Timber Sales	110,765	47,128	—	3,532	161,425
License Revenue, Primarily from Hunting	10,559	225	—	—	10,784
Land-Based Solutions (a)	4,294	20	—	—	4,314
Other Non-Timber Revenue	3,684	2,102	—	—	5,786
Total Non-Timber Sales	18,537	2,347	—	—	20,884
Improved Development	—	—	4,400	—	4,400
Rural	—	—	16,198	—	16,198
Timberland & Non-Strategic	—	—	610	—	610
Deferred Revenue/Other (b)	—	—	9,162	—	9,162
Total Real Estate Sales	—	—	30,370	—	30,370

Revenue from Contracts with Customers	129,302	49,475	30,370	3,532	212,679
Lease Revenue	—	—	664	—	664
Total Revenue	$129,302	$49,475	$31,034	$3,532	$213,343

(a)    Consists primarily of sales from carbon capture and storage (“CCS”) and solar energy contracts.
(b)    Includes deferred revenue adjustments, builder price participation and marketing fees related to Improved Development sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables present our timber sales disaggregated by contract type for the three and six months ended June 30, 2025 and 2024:

Three Months Ended	Southern Timber	Pacific Northwest Timber	Trading	Total
June 30, 2025
Stumpage Pay-as-Cut	$19,132	—	—	$19,132
Stumpage Lump Sum	—	561	—	561
Total Stumpage	19,132	561	—	19,693

Delivered Wood (Domestic)	24,631	20,601	1,399	46,631
Total Delivered	24,631	20,601	1,399	46,631

Total Timber Sales	$43,763	$21,162	$1,399	$66,324

June 30, 2024
Stumpage Pay-as-Cut	$26,095	$5	—	$26,100
Stumpage Lump Sum	—	1,554	—	1,554
Total Stumpage	26,095	1,559	—	27,654

Delivered Wood (Domestic)	22,005	21,341	14	43,360
Delivered Wood (Export)	1,799	—	547	2,346
Total Delivered	23,804	21,341	561	45,706

Total Timber Sales	$49,899	$22,900	$561	$73,360

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Six Months Ended	Southern Timber	Pacific Northwest Timber	Trading	Total
June 30, 2025
Stumpage Pay-as-Cut	$37,113	—	—	$37,113
Stumpage Lump Sum	426	1,711	—	2,137
Total Stumpage	37,539	1,711	—	39,250

Delivered Wood (Domestic)	48,116	39,779	1,696	89,591
Delivered Wood (Export)	—	43	109	152
Total Delivered	48,116	39,822	1,805	89,743

Total Timber Sales	$85,655	$41,533	$1,805	$128,993

June 30, 2024
Stumpage Pay-as-Cut	$59,624	$8	—	$59,632
Stumpage Lump Sum	—	3,535	—	3,535
Total Stumpage	59,624	3,543	—	63,167

Delivered Wood (Domestic)	47,118	40,901	22	88,041
Delivered Wood (Export)	4,023	2,684	3,510	10,217
Total Delivered	51,141	43,585	3,532	98,258

Total Timber Sales	$110,765	$47,128	$3,532	$161,425

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

5.    NONCONTROLLING INTERESTS
NONCONTROLLING INTERESTS IN CONSOLIDATED AFFILIATES
Matariki Forestry Group
Prior to the sale of our New Zealand operations on June 30, 2025, we maintained a 77% controlling financial interest in Matariki Forestry Group (the “New Zealand subsidiary”), a joint venture that owns and leases New Zealand timberland. Accordingly, we consolidated the New Zealand subsidiary’s balance sheet and results of operations. Income attributable to the New Zealand subsidiary’s 23% noncontrolling interests is reflected as an adjustment to income in our Consolidated Statements of Income and Comprehensive Income (Loss) under the caption “Net income attributable to noncontrolling interests in consolidated affiliates.”
Due to the sale of the New Zealand subsidiary, we have deconsolidated its balance sheet as of June 30, 2025, and its income (loss) has been classified as discontinued operations in our Consolidated Statements of Income and Comprehensive Income (Loss) for all periods presented. See Note 2 — Discontinued Operations for additional information.
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
The following table sets forth the Company’s noncontrolling interests in the Operating Partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Beginning noncontrolling interests in the Operating Partnership	$58,170	$69,589	$51,843	$81,651
Adjustment of noncontrolling interests in the Operating Partnership	(9,514)	(8,093)	(5,173)	(7,802)
Conversions of Redeemable Operating Partnership Units to common shares	(218)	(1,915)	(246)	(13,426)
Net income attributable to noncontrolling interests in the Operating Partnership	5,476	26	5,430	46
Other comprehensive income (loss) attributable to noncontrolling interests in the Operating Partnership	7	19	(46)	(246)
Distributions to noncontrolling interests in the Operating Partnership	(568)	(579)	(1,136)	(1,176)
Issuance of Redeemable Operating Partnership Units (a)	—	—	2,681	—
Total noncontrolling interests in the Operating Partnership	$53,353	$59,047	$53,353	$59,047

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
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

6.    EARNINGS (LOSS) PER SHARE AND PER UNIT
Basic earnings (loss) per common share (“EPS”) is calculated by dividing net income attributable to Rayonier Inc. by the weighted average number of common shares outstanding. Diluted EPS is calculated by dividing net income attributable to Rayonier Inc., before net income attributable to noncontrolling interests (“NCI”) in the Operating Partnership by the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options, performance shares, restricted shares, restricted stock units, noncontrolling interests in Operating Partnership units and contingently issuable shares and units.
The following table provides details of the calculation of basic earnings (loss) per common share of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic earnings (loss) per common share
Numerator:
Net income (loss) from continuing operations	$9,769	($3,896)	$4,176	($8,406)
Less: Net (income) loss from continuing operations attributable to NCI in the Operating Partnership	(129)	53	(55)	118
Less: Net loss from continuing operations attributable to NCI in consolidated affiliates	—	13	—	23
Net income (loss) from continuing operations attributable to Rayonier Inc.	$9,640	($3,830)	$4,121	($8,265)

Net income from discontinued operations	$403,838	$6,931	$406,346	$13,747
Less: Net income from discontinued operations attributable to NCI in the Operating Partnership	(5,347)	(79)	(5,375)	(164)
Less: Net loss (income) from discontinued operations attributable to NCI in consolidated affiliates	577	(1,119)	192	(2,058)
Net income from discontinued operations attributable to Rayonier Inc.	$399,068	$5,733	$401,163	$11,525

Net income	$413,607	$3,035	$410,522	$5,341
Less: Net income attributable to NCI in the Operating Partnership	(5,476)	(26)	(5,430)	(46)
Less: Net loss (income) attributable to NCI in consolidated affiliates	577	(1,106)	192	(2,035)
Net income attributable to Rayonier Inc.	$408,708	$1,903	$405,284	$3,260

Denominator:
Denominator for basic earnings (loss) per common share - weighted average shares	155,536,320	148,910,214	154,612,221	148,738,795

Basic earnings (loss) per common share attributable to Rayonier Inc.:
Continuing operations	$0.06	($0.03)	$0.03	($0.06)
Discontinued operations	$2.57	$0.04	$2.59	$0.08
Basic earnings per common share	$2.63	$0.01	$2.62	$0.02

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table provides details of the calculation of diluted earnings (loss) per common share of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Diluted earnings (loss) per common share
Numerator:
Net income (loss) from continuing operations	$9,769	($3,896)	$4,176	($8,406)
Less: Net loss from continuing operations attributable to NCI in the Operating Partnership (a)	—	53	—	118
Less: Net loss from continuing operations attributable to NCI in consolidated affiliates	—	13	—	23
Net income (loss) from continuing operations attributable to Rayonier Inc. used for determining diluted earnings (loss) per common share	$9,769	($3,830)	$4,176	($8,265)

Net income from discontinued operations	$403,838	$6,931	$406,346	$13,747
Less: Net income from discontinued operations attributable to NCI in the Operating Partnership (a)	—	(79)	—	(164)
Less: Net loss (income) from discontinued operations attributable to NCI in consolidated affiliates	577	(1,119)	192	(2,058)
Net income from discontinued operations attributable to Rayonier Inc. used for determining diluted earnings per common share	$404,415	$5,733	$406,538	$11,525

Net income	$413,607	$3,035	$410,522	$5,341
Less: Net income attributable to NCI in the Operating Partnership (a)	—	(26)	—	(46)
Less: Net loss (income) attributable to NCI in consolidated affiliates	577	(1,106)	192	(2,035)
Net income attributable to Rayonier Inc. used for determining diluted earnings per common share	$414,184	$1,903	$410,714	$3,260

Denominator:
Denominator for basic earnings (loss) per common share - weighted average shares	155,536,320	148,910,214	154,612,221	148,738,795
Add: Dilutive effect of:
Performance shares, restricted shares and restricted stock units	107,773	—	191,547	—
Noncontrolling interests in Operating Partnership units	2,083,823	—	2,068,864	—
Contingently issuable shares and units from special dividend	—	—	1,269,964	—
Denominator for diluted earnings (loss) per common share - adjusted weighted average shares (b)	157,727,916	148,910,214	158,142,596	148,738,795

Diluted earnings (loss) per common share attributable to Rayonier Inc.:
Continuing operations	$0.06	($0.03)	$0.03	($0.06)
Discontinued operations	$2.56	$0.04	$2.57	$0.08
Diluted earnings per common share	$2.63	$0.01	$2.60	$0.02

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Anti-dilutive shares excluded from the computations of diluted earnings (loss) per common share:
Stock options, performance shares, restricted shares, restricted stock units and noncontrolling interests in Operating Partnership units (b)	319,021	2,563,230	227,897	2,732,739

(a)For the three and six months ended June 30, 2024, net income (loss) attributable to NCI in the Operating Partnership was included in the numerator for diluted earnings (loss) attributable to Rayonier Inc. due to a loss from continuing operations.
(b)For the three and six months ended June 30, 2024, the effect of stock options, performance shares, restricted shares, restricted stock units, and incremental shares related to NCI in Operating Partnership units that are normally dilutive for purposes of calculating diluted earnings (loss) per common share were considered anti-dilutive and excluded from the denominator due to a loss from continuing operations.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Basic earnings (loss) per unit (“EPU”) is calculated by dividing net income available to unitholders of Rayonier, L.P. by the weighted average number of units outstanding. Diluted EPU is calculated by dividing net income available to unitholders of Rayonier, L.P. by the weighted average number of units outstanding adjusted to include the potentially dilutive effect of outstanding unit equivalents, including stock options, performance shares, restricted shares, restricted stock units and contingently issuable shares and units.
The following table provides details of the calculation of basic earnings (loss) per unit of the Operating Partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic earnings (loss) per unit
Numerator:
Net income (loss) from continuing operations	$9,769	($3,896)	$4,176	($8,406)
Less: Net loss from continuing operations attributable to NCI in consolidated affiliates	—	13	—	23
Net income (loss) from continuing operations available to unitholders	$9,769	($3,883)	$4,176	($8,383)

Net income from discontinued operations	$403,838	$6,931	$406,346	$13,747
Less: Net loss (income) from discontinued operations attributable to NCI in consolidated affiliates	577	(1,119)	192	(2,058)
Net income from discontinued operations available to unitholders	$404,415	$5,812	$406,538	$11,689

Net income	$413,607	$3,035	$410,522	$5,341
Less: Net loss (income) attributable to NCI in consolidated affiliates	577	(1,106)	192	(2,035)
Net income available to unitholders	$414,184	$1,929	$410,714	$3,306

Denominator:
Denominator for basic earnings (loss) per unit - weighted average units	157,620,143	150,969,634	156,681,085	150,857,624

Basic earnings (loss) per unit attributable to Rayonier, L.P.:
Continuing operations	$0.06	($0.03)	$0.03	($0.06)
Discontinued operations	$2.57	$0.04	$2.59	$0.08
Basic earnings per unit	$2.63	$0.01	$2.62	$0.02

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table provides details of the calculation of diluted earnings (loss) per unit of the Operating Partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Diluted earnings (loss) per unit
Numerator:
Net income (loss) from continuing operations	$9,769	($3,896)	$4,176	($8,406)
Less: Net loss from continuing operations attributable to NCI in consolidated affiliates	—	13	—	23
Net income (loss) from continuing operations available to unitholders	$9,769	($3,883)	$4,176	($8,383)

Net income from discontinued operations	$403,838	$6,931	$406,346	$13,747
Less: Net loss (income) from discontinued operations attributable to NCI in consolidated affiliates	577	(1,119)	192	(2,058)
Net income from discontinued operations available to unitholders	$404,415	$5,812	$406,538	$11,689

Net income	$413,607	$3,035	$410,522	$5,341
Less: Net loss (income) attributable to NCI in consolidated affiliates	577	(1,106)	192	(2,035)
Net income available to unitholders	$414,184	$1,929	$410,714	$3,306

Denominator:
Denominator for basic earnings (loss) per unit - weighted average units	157,620,143	150,969,634	156,681,085	150,857,624
Add: Dilutive effect of unit equivalents:
Performance shares, restricted shares and restricted stock units	107,773	—	191,547	—
Contingently issuable shares and units from special dividend	—	—	1,269,964	—
Denominator for diluted earnings (loss) per unit - adjusted weighted average units (a)	157,727,916	150,969,634	158,142,596	150,857,624

Diluted earnings (loss) per unit attributable to Rayonier, L.P.:
Continuing operations	$0.06	($0.03)	$0.03	($0.06)
Discontinued operations	$2.56	$0.04	$2.57	$0.08
Diluted earnings per unit	$2.63	$0.01	$2.60	$0.02

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Anti-dilutive unit equivalents excluded from the computations of diluted earnings (loss) per unit:
Stock options, performance shares, restricted shares and restricted stock units (a)	319,021	503,810	227,897	613,910

(a)For the three and six months ended June 30, 2024, the effect of stock options, performance shares, restricted shares, and restricted stock units that are normally dilutive for purposes of calculating diluted earnings (loss) per unit were considered anti-dilutive and excluded from the denominator due to a loss from continuing operations.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

7.    DEBT
Our debt consisted of the following at June 30, 2025:

June 30, 2025
Debt
Senior Notes due 2031 at a fixed interest rate of 2.75%	$450,000
2015 Term Loan borrowings due 2028 at a variable interest rate of 5.90%	200,000
2016 Incremental Term Loan borrowings due 2026 at a variable interest rate of 6.05%	200,000
2021 Incremental Term Loan borrowings due 2029 at a variable interest rate of 6.22%	200,000
Total principal debt	1,050,000
Less: Current maturities of long-term debt, net of deferred financing costs of $44	(199,956)
Less: Unamortized discounts	(2,255)
Less: Deferred financing costs	(2,884)
Total long-term debt, net	$844,905
The following table contains information on the outstanding variable rate debt as of June 30, 2025:

Debt	Periodic Interest Rate (a)	Effective Fixed Interest Rate (b)
2015 Term Loan	Daily Simple SOFR + 1.60%	2.11%
2016 Incremental Term Loan	Daily Simple SOFR + 1.75%	2.39%
2021 Incremental Term Loan	Daily Simple SOFR + 1.92%	1.72%

(a)    Includes credit spread adjustment of 0.1%.
(b)    Effective interest rate is after consideration of interest rate swaps and estimated patronage.
Principal payments due during the next five years and thereafter are as follows:

Total
2025	—
2026	$200,000
2027	—
2028	200,000
2029	200,000
Thereafter	450,000
Total Debt	$1,050,000

2025 DEBT ACTIVITY
During the six months ended June 30, 2025, we made no borrowings or repayments on our Revolving Credit Facility. At June 30, 2025, we had available borrowings of $293.0 million under the Revolving Credit Facility, net of $7.0 million to secure our outstanding letters of credit.

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
The covenants listed below, which are the most significant financial covenants in effect as of June 30, 2025, are calculated on a trailing 12-month basis:

	Covenant Requirement	Actual Ratio	Favorable
Covenant EBITDA to consolidated interest expense should not be less than	2.5 to 1	8.3 to 1	5.8
Covenant debt to covenant net worth plus covenant debt shall not exceed	65%	33%	32%
    In addition to the financial covenants listed above, the Senior Notes due 2031, 2015 Term Loan Agreement, 2016 Incremental Term Loan Agreement, 2021 Incremental Term Loan Agreement, and Revolving Credit Facility include customary covenants that limit the incurrence of debt and the disposition of assets, among others. Prior to the sale of our New Zealand subsidiary, we obtained a consent agreement from the lenders party to the aforementioned term loan and incremental term loan agreements, as well as our revolving credit facility, which provided a one-time modification to waive certain disposition-related covenants contained therein. Therefore, the consideration received from the New Zealand disposition did not count towards our defined disposition limits. At June 30, 2025, we were in compliance with all applicable covenants.
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
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

INTEREST RATE SWAPS
The following table contains information on the outstanding interest rate swaps as of June 30, 2025:

Outstanding Interest Rate Swaps (a)
Date Entered Into	Term	Notional Amount	Related Debt Facility	Fixed Rate of Swap	Bank Margin on Debt (b)	Total Effective Interest Rate (c)
April 2016	10 years	$100,000	2016 Incremental Term Loan	1.50%	1.75%	3.25%
April 2016	10 years	100,000	2016 Incremental Term Loan	1.51%	1.75%	3.26%
February 2022	7 years	200,000	2021 Incremental Term Loan	0.67%	1.92%	2.59%
August 2024	4 years	100,000	2015 Term Loan	0.78%	1.60%	2.38%
August 2024	4 years	50,000	2015 Term Loan	0.64%	1.60%	2.24%
August 2024	4 years	50,000	2015 Term Loan	3.29%	1.60%	4.89%

(a)All interest rate swaps are designated as cash flow hedges and qualify for hedge accounting.
(b)Includes the SOFR Credit Spread Adjustment component of 0.1%.
(c)Rate is before estimated patronage payments.

The following table demonstrates the impact, gross of tax, of our derivatives on the Consolidated Statements of Income and Comprehensive Income (Loss) for the three and six months ended June 30, 2025 and 2024:

		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Location	2025	2024	2025	2024
Derivatives designated as cash flow hedges:
Interest rate products	Other comprehensive income (loss), relating to continuing operations	($1,439)	$5,181	($5,687)	$20,222
	Interest expense, net	(4,529)	(7,278)	(9,040)	(14,557)

During the next 12 months, the amount of the AOCI balance, net of tax, expected to be reclassified into earnings is a gain of approximately $14.1 million. The following table provides details of these expected reclassifications:

Amount expected to be reclassified into earnings in next 12 months
Derivatives designated as cash flow hedges:
Interest rate products (a)	$14,130
Total estimated net gain on derivatives contracts	$14,130

(a)    These reclassified amounts are expected to perfectly offset variable interest rate payments to debt holders, resulting in no net impact on our earnings or cash flows.

The following table contains the notional amounts of the derivative financial instruments recorded in the Consolidated Balance Sheets:

	Notional Amount
	June 30, 2025	December 31, 2024
Derivatives designated as cash flow hedges:
Interest rate swaps	$600,000	$600,000

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

    The following table contains the fair values of the derivative financial instruments recorded in the Consolidated Balance Sheets at June 30, 2025 and December 31, 2024:

	Location on Balance Sheet	Fair Value Assets / (Liabilities) (a)
		June 30, 2025	December 31, 2024
Derivatives designated as cash flow hedges:
Interest rate swaps	Other current assets	$3,982	—
	Other assets	30,184	49,353

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
The following table presents the carrying amount and estimated fair values of our financial instruments as of June 30, 2025 and December 31, 2024, using market information valuation methodologies we believe are appropriate under GAAP:

	June 30, 2025			December 31, 2024
Asset (Liability) (a)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$892,256	$892,256	—	$303,065	$303,065	—
Restricted cash, current (b)	—	—	—	19,366	19,366	—
Restricted cash, non-current (b)	677	677	—	676	676	—
Current maturities of long-term debt (c)	(199,956)	—	(200,000)	—	—	—
Long-term debt (c)	(844,905)	—	(798,340)	(1,044,410)	—	(980,970)
Interest rate swaps (d)	34,166	—	34,166	49,353	—	49,353
Noncontrolling interests in the Operating Partnership (e)	53,353	—	46,066	51,843	—	51,843

(a)We did not have Level 3 assets or liabilities at June 30, 2025 or December 31, 2024.
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

11.    ENVIRONMENTAL AND NATURAL RESOURCE DAMAGE LIABILITIES
Federal and state environmental laws in our operating areas hold current and former property owners liable for cleanup or restoration. These laws often impose “strict liability,” meaning owners or operators didn’t necessarily cause, and may not have even been aware of, the release of contaminated materials. Similarly, certain environmental laws allow state, federal, and tribal trustees (collectively, the “Trustees”) to bring suit against property owners for natural resource damages (“NRD”) resulting from releases of contaminants on or from their property, regardless of culpability for the release. Like cleanup liability, NRD liability can attach to property due to such contamination.

Changes in environmental and NRD liabilities from December 31, 2024 to June 30, 2025 are shown below:

Port Gamble, WA
Non-current portion at December 31, 2024	$3,610
Plus: Current portion	4,283
Total Balance at December 31, 2024	7,893
Expenditures charged to liabilities	(3,923)
Increase to liabilities (a)	1,689
Total Balance at June 30, 2025	5,659
Less: Current portion	(1,429)
Non-current portion at June 30, 2025	$4,230

(a)The increase in liabilities resulted from revised environmental and NRD cost estimates recognized during the six months ended June 30, 2025.

We anticipate the upland mill site cleanup and NRD restoration will be completed within the next year, while the monitoring of Port Gamble Bay, mill site, and landfills will continue for an additional 15 to 20 years. NRD costs are subject to change as the restoration projects progress. It is reasonably possible that these components of the liability may increase as construction continues. Management continues to monitor the Port Gamble cleanup process and will make adjustments as needed. Should any future circumstances result in a change to the estimated cost of the project, we will record an appropriate adjustment to the liability in the period it becomes known and when we can reasonably estimate the amount.

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
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

12.    GUARANTEES
We provide financial guarantees as required by creditors, insurance programs, and various governmental agencies.
As of June 30, 2025, the following financial guarantees were outstanding:

Financial Commitments (a)	Maximum Potential Payment
Standby letters of credit (b)	$6,996
Surety bonds (c)	47,596
Total financial commitments	$54,592

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
Changes in higher and better use timberlands and real estate development investments from December 31, 2024 to June 30, 2025 are shown below:

	Higher and Better Use Timberlands and Real Estate Development Investments
	Land and Timber	Development Investments	Total
Non-current portion at December 31, 2024	$86,832	$22,778	$109,610
Plus: Current portion (a)	1,402	28,206	29,608
Total Balance at December 31, 2024	88,234	50,984	139,218
Non-cash cost of land and improved development	(386)	(6,739)	(7,125)
Amortization of parcel real estate development investments	—	(2,697)	(2,697)
Timber depletion from harvesting activities and basis of timber sold in real estate sales	(843)	—	(843)
Capitalized real estate development investments (b)	—	10,701	10,701
Capital expenditures (silviculture)	78	—	78
Intersegment transfers	9,316	—	9,316
Total Balance at June 30, 2025	96,399	52,249	148,648
Less: Current portion (a)	(2,753)	(30,679)	(33,432)
Non-current portion at June 30, 2025	$93,646	$21,570	$115,216

(a)The current portion of Higher and Better Use Timberlands and Real Estate Development Investments is recorded in Inventory. See Note 14 — Inventory for additional information.
(b)Capitalized real estate development investments include $0.4 million of capitalized interest and $2.5 million of parcel real estate development investments. Parcel real estate development investments represent investments made for specific lots and/or commercial parcels that are currently under contract or expected to be ready for market within one year.

14.    INVENTORY
As of June 30, 2025 and December 31, 2024, our inventory consisted entirely of finished goods, as follows:

	June 30, 2025	December 31, 2024
Finished goods inventory
Real estate inventory (a)	$33,432	$29,608
Log inventory	2	1,271
Total inventory	$33,434	$30,879

(a)Represents the cost of HBU real estate expected to be sold, including capitalized development investments. See Note 13 — Higher And Better Use Timberlands and Real Estate Development Investments for additional information.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

15.    OTHER OPERATING EXPENSE, NET
Other operating expense, net consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(Loss) gain on sale or disposal of property, plant and equipment	($132)	$3	($129)	$13
Restructuring charges (a)	—	—	(1,110)	—
Costs related to disposition initiatives (b)	—	(185)	—	(185)
Miscellaneous (expense) income, net	(33)	(1)	(145)	20
Total	($165)	($183)	($1,384)	($152)

(a)Restructuring charges include severance costs related to workforce optimization initiatives.
(b)Costs related to disposition initiatives include legal, advisory, and other due diligence costs incurred in connection with our asset disposition plan, which was announced in November 2023.

16.    INCOME TAXES

Rayonier is a REIT under the Internal Revenue Code and therefore generally does not pay U.S. federal or state income tax. As of June 30, 2025, Rayonier owns a 98.7% interest in the Operating Partnership and conducts substantially all of its timberland operations through the Operating Partnership. The taxable income or loss generated by the Operating Partnership is passed through and reported to its unit holders (including the Company) on a Schedule K-1 for inclusion in each unitholder’s income tax return.
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
PROVISION FOR INCOME TAXES
The Company’s tax expense for continuing operations is principally related to state income tax. The following table contains the income tax (expense) benefit recognized on the Consolidated Statements of Income and Comprehensive Income (Loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income tax (expense) benefit (a)	—	—	($291)	$991

(a)The six months ended June 30, 2024 included a $1.2 million income tax benefit related to the pension settlement.
ANNUAL EFFECTIVE TAX RATE
The Company’s effective tax rate after discrete items is below the 21.0% U.S. statutory rate due to tax benefits associated with being a REIT. The following table contains the Company’s annualized effective tax rate after discrete items for its continuing operations:

	Six Months Ended June 30,
	2025	2024
Annualized effective tax rate after discrete items (a)	6.5%	10.5%

(a)The effective tax rate for the six months ended June 30, 2024 was positive despite a pre-tax book loss, primarily due to a $1.2 million income tax benefit related to the pension settlement. This tax benefit, when applied to a pre-tax book loss, results in a positive effective tax rate.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

17.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in AOCI by component for the six months ended June 30, 2025 and the year ended December 31, 2024. All amounts are presented net of tax and exclude portions attributable to noncontrolling interests.

	Foreign currency translation (losses) gains		Net investment hedges of New Zealand subsidiary		Cash flow hedges		Employee benefit plans		Total Rayonier, L.P.	Allocation of Operating Partnership	Total Rayonier Inc.
Balance as of December 31, 2023	($19,533)		$1,321		$55,846		($9,616)		$28,018	($3,367)	$24,651
Other comprehensive (loss) income before reclassifications	(31,616)		—		13,713	(a)	5,251		(12,652)	163	(12,489)
Amounts reclassified from accumulated other comprehensive (loss) income	—		—		(27,826)		4,595	(b)	(23,231)	640	(22,591)
Net other comprehensive (loss) income	(31,616)		—		(14,113)		9,846		(35,883)	803	(35,080)
Balance as of December 31, 2024	($51,149)		$1,321		$41,733		$230		($7,865)	($2,564)	($10,429)
Other comprehensive income (loss) before reclassifications	19,766		—		399	(a)	—		20,165	(83)	20,082
Amounts reclassified from accumulated other comprehensive (loss) income	—		—		(8,135)		(3)	(b)	(8,138)	129	(8,009)
Amounts reclassified from accumulated other comprehensive (loss) income due to deconsolidation of discontinued operations	31,383	(c)	(1,321)	(c)	(994)	(c)	—		29,068	—	29,068
Net other comprehensive income (loss)	51,149		(1,321)		(8,730)		(3)		41,095	46	41,141
Balance as of June 30, 2025	—		—		$33,003		$227		$33,230	($2,518)	$30,712

(a)The six months ended June 30, 2025 includes $5.7 million of other comprehensive loss related to interest rate products. The year ended December 31, 2024 included $21.8 million of other comprehensive income related to interest rate products. See Note 8 — Derivative Financial Instruments and Hedging Activities for additional information.
(b)This component of other comprehensive (loss) income is included in the computation of net periodic pension and post-retirement costs. The year ended December 31, 2024 includes a pension settlement charge of $4.6 million, net of tax of $1.2 million.
(c)The six months ended June 30, 2025 includes $29.1 million of other comprehensive loss related to the deconsolidation of discontinued operations that was reclassified from AOCI to gain on sale of discontinued operations in the Consolidated Statements of Income and Comprehensive Income (Loss).

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table presents details of the amounts reclassified in their entirety from AOCI to net income for the six months ended June 30, 2025 and June 30, 2024:

Details about accumulated other comprehensive (income) loss components	Amount reclassified from accumulated other comprehensive (loss) income		Affected line item in the Income Statement
	June 30, 2025	June 30, 2024
Realized loss on foreign currency exchange contracts	$1,592	$1,392	(Loss) income from operations of discontinued operations, net of tax
Realized loss on foreign currency option contracts	40	8	(Loss) income from operations of discontinued operations, net of tax
Noncontrolling interests	(376)	(322)	Comprehensive loss attributable to noncontrolling interests
Realized gain on interest rate contracts	(9,040)	(14,557)	Interest expense, net
Income tax effect from net loss on foreign currency contracts	(351)	(301)	(Loss) income from operations of discontinued operations, net of tax
Net gain on cash flow hedges reclassified from accumulated other comprehensive loss	($8,135)	($13,780)

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
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Consolidated Balance Sheets that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	June 30,	December 31,	June 30,
	2025	2024	2024
Restricted cash, current:
Restricted cash deposited with LKE intermediary	—	$19,366	—
Total restricted cash, current:	—	19,366	—

Restricted cash, non-current:
Restricted cash held in escrow	677	676	677
Total restricted cash, non-current:	677	676	677

Total restricted cash shown in the Consolidated Balance Sheets	677	20,042	677
Cash and cash equivalents	892,256	303,065	120,200
Total cash, cash equivalents and restricted cash from continuing operations shown in the Consolidated Statements of Cash Flows	$892,933	$323,107	$120,877

19.    ASSETS HELD FOR SALE (EXCLUDING DISCONTINUED OPERATIONS)
Assets held for sale (excluding discontinued operations) comprise properties not included in inventory that are expected to be sold within 12 months and meet the held-for-sale criteria of ASC 360-10-45-9. The basis of these properties was $4.7 million and $5.4 million, as of June 30, 2025, and December 31, 2024, respectively. We recognized an immaterial impairment charge on these assets during the six months ended June 30, 2025, which is recorded in the Consolidated Statements of Income and Comprehensive Income (Loss) under the caption “Other operating expense, net.”

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
In March 2025, we entered into a purchase and sale agreement to divest our entire 77% interest in the New Zealand joint venture. On June 30, 2025, we completed the sale. Accordingly, the New Zealand joint venture’s financial results are reported as discontinued operations in our Consolidated Statements of Income and Comprehensive Income (Loss) for all periods presented.
Unless otherwise noted, amounts and disclosures throughout this MD&A relate to our continuing operations. See Note 2 — Discontinued Operations for additional information regarding the sale of the New Zealand joint venture.
FORWARD-LOOKING STATEMENTS
Certain statements in this document regarding anticipated financial outcomes, including our earnings guidance, if any, business and market conditions, outlook, expected dividend rate, our business strategies, expected harvest schedules, timberland acquisitions and dispositions, the anticipated benefits of our business strategies, including the recent sale of the entities holding our interest in the New Zealand joint venture and the anticipated use of proceeds from such sale, and other similar statements relating to our future events, developments, or financial or operational performance or results, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate,” “believe,” “intend,” “project,” “anticipate” and other similar language. However, the absence of these or similar words or expressions does not mean that a statement is not forward-looking. While management believes that these forward-looking statements are reasonable when made, forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. The risk factors contained in Item 1A — Risk Factors in our 2024 Form 10-K, and similar discussions included in other reports that we subsequently file with the SEC, among others, could cause actual results or events to differ materially from our historical experience and those expressed in forward-looking statements made in this document.
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

OUR COMPANY
    We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive softwood timber growing regions in the United States. We invest in timberlands and actively manage them to provide current income and attractive long-term returns to our shareholders. We conduct our business through an umbrella partnership real estate investment trust (“UPREIT”) structure in which our assets are owned by our Operating Partnership and its subsidiaries. Rayonier manages the Operating Partnership as its sole general partner. Our revenues, operating income and cash flows are primarily derived from the following core business segments: Southern Timber, Pacific Northwest Timber, Real Estate, and Trading. Due to the sale of our entire 77% interest in the New Zealand joint venture, the results of our New Zealand operations have been reflected as discontinued operations. See Note 2 — Discontinued Operations for additional information regarding the sale of the New Zealand joint venture. As of June 30, 2025, we owned or leased under long-term agreements approximately 2.0 million acres of timberlands located in the U.S. South (1.74 million acres) and U.S. Pacific Northwest (307,000 acres).
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

INDUSTRY AND MARKET CONDITIONS
    The demand for timber is directly related to the underlying demand for pulp, paper, packaging, lumber and other wood products. The significant majority of timber sold in our Southern Timber segment is consumed domestically. With a higher proportion of pulpwood, our Southern Timber segment relies heavily on downstream markets for pulp and paper, and to a lesser extent wood pellet markets. Our Pacific Northwest Timber segment relies primarily on domestic customers but demand for log exports to Asia-Pacific countries can also contribute to demand in the region. The Southern Timber and Pacific Northwest Timber segments are sensitive to the strength of U.S. lumber markets, which are closely tied to housing starts. The strength of U.S. lumber markets could also be affected by potential tariffs on Canadian or European lumber arising from Executive Order 14223 Addressing the Threat to National Security from Imports of Timber, Lumber, and Their Derivative Products (March 1, 2025). Additional tariffs could increase lumber prices and/or increase U.S. domestic production of wood products to meet domestic demand, which could likewise increase domestic log demand and pricing. However, this could potentially be partially offset by softer end-market demand due to increased construction costs and/or weaker overall market conditions stemming from changes in trade policy and/or broader economic uncertainty.
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

DISCUSSION OF TIMBER INVENTORY AND SUSTAINABLE YIELD
    See Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield in our 2024 Form 10-K.
OUR TIMBERLANDS
    Our timber operations are disaggregated into two geographically distinct segments: Southern Timber and Pacific Northwest Timber. The following tables provide a breakdown of our timberland holdings as of June 30, 2025 and December 31, 2024.

(acres in 000s)	As of June 30, 2025			As of December 31, 2024
	Owned	Leased	Total	Owned	Leased	Total
Southern
Alabama	249	3	252	250	3	253
Arkansas	—	1	1	—	2	2
Florida	359	30	389	360	35	395
Georgia	610	49	659	611	49	660
Louisiana	146	—	146	146	—	146
South Carolina	15	—	15	15	—	15
Texas	277	—	277	279	—	279
	1,656	83	1,739	1,661	89	1,750

Pacific Northwest
Oregon	6	—	6	6	—	6
Washington	299	2	301	299	3	302
	305	2	307	305	3	308

New Zealand (a)	—	—	—	178	234	412
Total	1,961	85	2,046	2,144	326	2,470

(a)Represents legal acres owned and leased by our 77% New Zealand joint venture interest, which was sold on June 30, 2025. See Note 2 — Discontinued Operations for additional information.

The following tables detail activity for owned and leased acres in our timberland holdings by state from December 31, 2024 to June 30, 2025:

(acres in 000s)	Acres Owned
	December 31, 2024	Acquisitions	Sales	Other	June 30, 2025
Southern
Alabama	250	—	(1)	—	249
Florida	360	—	(1)	—	359
Georgia	611	—	(1)	—	610
Louisiana	146	—	—	—	146
South Carolina	15	—	—	—	15
Texas	279	—	(2)	—	277
	1,661	—	(5)	—	1,656

Pacific Northwest
Oregon	6	—	—	—	6
Washington	299	—	—	—	299
	305	—	—	—	305

New Zealand (a)	178	—	(178)	—	—
Total	2,144	—	(183)	—	1,961

(a)Represents legal acres owned by our 77% New Zealand joint venture interest, which was sold on June 30, 2025. See Note 2 — Discontinued Operations for additional information.

(acres in 000s)	Acres Leased
	December 31, 2024	New Leases	Sold/Expired Leases (a)	Other	June 30, 2025
Southern
Alabama	3	—	—	—	3
Arkansas	2	—	(1)	—	1
Florida	35	—	(5)	—	30
Georgia	49	—	—	—	49
	89	—	(6)	—	83

Pacific Northwest
Washington (b)	3	—	(1)	—	2

New Zealand (c)	234	—	(234)	—	—
Total	326	—	(241)	—	85

(a)Southern includes acres previously under lease that have been harvested and activity for the relinquishment of leased acres. New Zealand includes the impact of the sale of our New Zealand subsidiary.
(b)Primarily timber reservations acquired in the merger with Pope Resources.
(c)Represents legal acres leased by our 77% New Zealand joint venture interest, which was sold on June 30, 2025. See Note 2 — Discontinued Operations for additional information.

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS
The following table provides key financial information by segment and on a consolidated basis:

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Information (in millions)	2025	2024	2025	2024
Sales
Southern Timber	$53.3	$59.3	$104.3	$129.3
Pacific Northwest Timber	22.4	24.3	43.8	49.5
Real Estate
Improved Development	8.5	2.6	11.8	4.4
Unimproved Development	3.0	—	3.0	—
Rural	15.7	7.5	21.0	16.2
Timberland & Non-Strategic	—	—	—	0.6
Deferred Revenue/Other (a)	2.2	5.4	3.8	9.8
Total Real Estate	29.4	15.5	39.6	31.0
Trading	1.4	0.6	1.8	3.5
Total Sales	$106.5	$99.6	$189.5	$213.3

Operating Income (Loss)
Southern Timber	$12.6	$17.1	$22.7	$40.1
Pacific Northwest Timber	1.6	(1.5)	2.3	(5.8)
Real Estate	9.8	0.5	8.8	0.4
Trading	(0.1)	—	(0.6)	—
Corporate and Other (b)	(9.3)	(11.6)	(18.7)	(21.5)
Operating Income	14.5	4.5	14.6	13.2
Interest expense, net	(6.5)	(9.0)	(12.9)	(18.0)
Interest income	2.3	1.8	5.2	3.7
Other miscellaneous expense, net (c)	(0.5)	(1.2)	(2.4)	(8.3)
Income tax (expense) benefit (d)	—	—	(0.3)	1.0
Income (loss) from continuing operations	9.8	(3.9)	4.2	(8.4)
(Loss) income from operations of discontinued operations, net of tax	(0.6)	6.9	1.9	13.7
Gain on sale of discontinued operations	404.4	—	404.4	—
Income from discontinued operations	403.8	6.9	406.3	13.7
Net Income	413.6	3.0	410.5	5.3
Less: Net loss (income) attributable to noncontrolling interests in consolidated affiliates	0.6	(1.1)	0.2	(2.0)
Net Income Attributable to Rayonier, L.P.	$414.2	$1.9	$410.7	$3.3
Less: Net income attributable to noncontrolling interests in the Operating Partnership	(5.5)	—	(5.4)	—
Net Income Attributable to Rayonier Inc.	$408.7	$1.9	$405.3	$3.3

Adjusted EBITDA (e)
Southern Timber	$28.4	$33.9	$55.4	$78.7
Pacific Northwest Timber	7.0	5.9	13.3	10.6
Real Estate	18.6	4.5	20.6	9.1
Trading	(0.1)	—	(0.6)	—
Corporate and Other	(8.9)	(11.0)	(16.8)	(20.4)
Total Adjusted EBITDA	$44.9	$33.3	$71.9	$78.0

(a)Includes deferred revenue adjustments, builder price participation and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.
(b)The six months ended June 30, 2025 includes $1.1 million of restructuring charges. The three and six months ended June 30, 2024 includes $0.2 million of costs related to disposition initiatives.
(c)The six months ended June 30, 2025 includes $1.7 million of net costs associated with legal settlements. The three months ended June 30, 2024 includes $1.1 million of net costs associated with legal settlements. The six months ended June 30, 2024 includes $5.7 million of pension settlement charges and $2.4 million of net costs associated with legal settlements.
(d)The six months ended June 30, 2024 includes a $1.2 million income tax benefit related to the pension settlement.
(e)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended June 30,		Six Months Ended June 30,
Southern Timber Overview	2025	2024	2025	2024
Sales Volume (in thousands of tons)
Pine Pulpwood	806	926	1,646	1,942
Pine Sawtimber	722	702	1,350	1,624
Total Pine Volume	1,528	1,628	2,996	3,566
Hardwood	70	46	183	116
Total Volume	1,598	1,674	3,179	3,682

% Delivered Volume (vs. Total Volume)	37%	32%	36%	31%
% Pine Sawtimber Volume (vs. Total Pine Volume)	47%	43%	45%	46%
% Export Volume (vs. Total Volume) (a)	—	1%	—	1%

Net Stumpage Pricing (dollars per ton) (b)
Pine Pulpwood	$13.05	$17.38	$13.58	$17.12
Pine Sawtimber	26.75	29.28	26.35	30.04
Weighted Average Pine	$19.52	$22.51	$19.33	$23.00
Hardwood	11.92	11.34	12.17	12.55
Weighted Average Total	$19.18	$22.21	$18.91	$22.68

Summary Financial Data (in millions of dollars)
Timber Sales	$43.8	$49.9	$85.7	$110.8
Less: Cut and Haul	(13.2)	(11.8)	(25.7)	(25.2)
Less: Port and Freight	—	(0.8)	—	(2.1)
Net Stumpage Sales	$30.6	$37.3	$59.9	$83.5

Land-Based Solutions (c)	2.8	2.6	5.5	4.3
Other Non-Timber Sales	6.8	6.8	13.1	14.2
Total Sales	$53.3	$59.3	$104.3	$129.3

Operating Income	$12.6	$17.1	$22.7	$40.1
(+) Depreciation, depletion and amortization	15.8	16.8	32.7	38.6
Adjusted EBITDA (d)	$28.4	$33.9	$55.4	$78.7

Other Data
Period-End Acres (in thousands)	1,739	1,846	1,739	1,846

(a)Estimated percentage of export volume, which includes volumes sold to third-party exporters in addition to direct exports through our log export program.
(b)Pulpwood and sawtimber product pricing for composite stumpage sales is estimated based on market data.
(c)Consists primarily of sales from carbon capture and storage (“CCS”) and solar energy contracts.
(d)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended June 30,		Six Months Ended June 30,
Pacific Northwest Timber Overview	2025	2024	2025	2024
Sales Volume (in thousands of tons)
Pulpwood	38	49	80	102
Domestic Sawtimber (a)	210	243	429	488
Export Sawtimber	—	—	1	19
Total Volume	248	293	509	610

% Delivered Volume (vs. Total Volume)	96%	91%	93%	89%
% Sawtimber Volume (vs. Total Volume)	84%	83%	84%	83%
% Export Volume (vs. Total Volume) (b)	1%	5%	1%	7%

Delivered Log Pricing (in dollars per ton)
Pulpwood	$31.52	$30.20	$30.79	$29.74
Domestic Sawtimber	96.17	90.70	93.39	87.57
Export Sawtimber (c)	—	—	84.07	137.67
Weighted Average Log Price	$86.19	$80.35	$83.67	$79.42

Summary Financial Data (in millions of dollars)
Timber Sales	$21.2	$22.9	$41.5	$47.1
Less: Cut and Haul	(9.8)	(10.1)	(19.2)	(20.9)
Less: Port and Freight	—	—	—	(1.3)
Net Stumpage Sales	$11.3	$12.8	$22.3	$24.9

Land-Based Solutions	—	—	0.1	—
Other Non-Timber Sales	1.2	1.4	2.2	2.3
Total Sales	$22.4	$24.3	$43.8	$49.5

Operating Income (Loss)	$1.6	($1.5)	$2.3	($5.8)
(+) Depreciation, depletion and amortization	5.4	7.4	11.0	16.5
Adjusted EBITDA (d)	$7.0	$5.9	$13.3	$10.6

Other Data
Period-End Acres (in thousands)	307	417	307	417
Sawtimber (in dollars per MBF) (e)	$740	$667	$716	$658

(a)Includes volumes sold to third-party exporters.
(b)Estimated percentage of export volume, which includes volumes sold to third-party exporters in addition to direct exports through our log export program.
(c)Pricing is reported on a CFR basis (i.e., inclusive of export costs and freight).
(d)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.
(e)Delivered Sawtimber excluding chip-n-saw.

	Three Months Ended June 30,		Six Months Ended June 30,
Real Estate Overview *	2025	2024	2025	2024
Sales (in millions of dollars)
Improved Development (a)	$8.5	$2.6	$11.8	$4.4
Unimproved Development	3.0	—	3.0	—
Rural	15.7	7.5	21.0	16.2
Timberland & Non-Strategic	—	—	—	0.6
Deferred Revenue/Other (b)	2.2	5.4	3.8	9.8
Total Sales	$29.4	$15.5	$39.6	$31.0

Acres Sold
Improved Development (a)	26.1	54.9	104.4	60.9
Unimproved Development	311	—	311	—
Rural	2,926	1,439	3,879	2,937
Timberland & Non-Strategic	—	—	—	430
Total Acres Sold	3,263	1,494	4,294	3,428

Gross Price per Acre (dollars per acre)
Improved Development (a)	$324,577	$46,938	$112,842	$72,273
Unimproved Development	9,635	—	9,635	—
Rural	5,376	5,189	5,415	5,515
Timberland & Non-Strategic	—	—	—	1,421
Weighted Average (Total)	$8,340	$6,722	$8,332	$6,187
Weighted Average (Adjusted) (c)	$5,786	$5,189	$5,729	$4,992

Operating Income	$9.8	$0.5	$8.8	$0.4
(+) Depreciation, depletion and amortization	1.9	0.6	2.4	2.4
(+) Non-cash cost of land and improved development	6.9	3.4	9.3	6.4
Adjusted EBITDA (d)	$18.6	$4.5	$20.6	$9.1

*    All periods presented exclude results from our 77% New Zealand joint venture interest, which was sold on June 30, 2025 and is reflected as Discontinued Operations in the Consolidated Financial Statements. See Note 2 — Discontinued Operations for additional information.
(a)Reflects land with capital invested in infrastructure improvements.
(b)Includes deferred revenue adjustments, builder price participation and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.
(c)Excludes Improved Development.
(d)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended June 30,		Six Months Ended June 30,
Trading Overview *	2025	2024	2025	2024
Sales Volume (in thousands of tons)
U.S.	18	5	19	28
Total Volume	18	5	19	28

Summary Financial Data (in millions of dollars)
Trading Sales	$1.4	$0.6	$1.8	$3.5
Total Sales	$1.4	$0.6	$1.8	$3.5

Operating Loss	($0.1)	—	($0.6)	—
Adjusted EBITDA (a)	($0.1)	—	($0.6)	—

*    All periods presented exclude results from our 77% New Zealand joint venture interest, which was sold on June 30, 2025 and is reflected as Discontinued Operations in the Consolidated Financial Statements. See Note 2 — Discontinued Operations for additional information.
(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended June 30,		Six Months Ended June 30,
Capital Expenditures By Segment (in millions of dollars) *	2025	2024	2025	2024
Timber Capital Expenditures
Southern Timber
Reforestation, silviculture and other capital expenditures	$4.7	$7.1	$10.9	$14.1
Property taxes	1.9	1.9	3.7	3.9
Lease payments	0.1	0.1	0.2	0.6
Allocated overhead	1.3	1.5	2.8	3.1
Subtotal Southern Timber	$8.1	$10.7	$17.7	$21.7
Pacific Northwest Timber
Reforestation, silviculture and other capital expenditures	1.5	1.4	3.0	4.1
Property taxes	0.1	0.1	0.2	0.3
Allocated overhead	0.7	1.3	1.4	2.6
Subtotal Pacific Northwest Timber	$2.3	$2.9	$4.6	$7.0
Total Timber Segments Capital Expenditures	$10.4	$13.5	$22.3	$28.6
Real Estate	—	0.1	0.1	0.2
Corporate	—	—	—	0.1
Total Capital Expenditures	$10.4	$13.6	$22.4	$28.9

Real Estate Development Investments (a)	$4.1	$4.6	$8.2	$10.1

*    All periods presented exclude results from our 77% New Zealand joint venture interest, which was sold on June 30, 2025 and is reflected as Discontinued Operations in the Consolidated Financial Statements. See Note 2 — Discontinued Operations for additional information.
(a)Represents investments in master infrastructure or entitlements in our real estate development projects. Real Estate Development Investments are amortized as the underlying properties are sold and included in Non-Cash Cost of Land and Improved Development.

	Three Months Ended June 30,		Six Months Ended June 30,
Discontinued Operations *	2025	2024	2025	2024
Summary Financial Data by Historical Segment (in millions of dollars)
New Zealand Timber
Timber Sales	$49.1	$49.2	$101.6	$91.3
Less: Cut and Haul	(21.7)	(21.0)	(42.1)	(37.6)
Less: Port and Freight	(15.3)	(18.0)	(30.7)	(30.2)
Net Stumpage Sales	$12.2	$10.1	$28.9	$23.6
Carbon Credit Sales	—	4.4	—	7.9
Other Non-Timber Sales	0.4	0.2	0.5	0.3
Total New Zealand Timber Sales	$49.5	$53.8	$102.2	$99.5

Real Estate
Land Sales	—	15.5	—	15.5
Total Real Estate Sales	—	$15.5	—	$15.5

Trading
Trading Sales	2.7	4.4	6.6	12.8
Non-Timber Sales	0.4	0.3	0.5	0.8
Total Trading Sales	$3.1	$4.7	$7.2	$13.5

Corporate / Intersegment Eliminations
Non-Timber Sales	—	—	—	(0.1)
Total Corporate / Intersegment Eliminations	—	—	—	($0.1)

Total sales from discontinued operations	$52.6	$74.0	$109.3	$128.4

(Loss) income from operations of discontinued operations, net of tax	($0.6)	$6.9	$1.9	$13.7
Gain on sale of discontinued operations	404.4	—	404.4	—
Income from discontinued operations	$403.8	$6.9	$406.3	$13.7

*    Due to the Company selling the entities that hold its entire 77% New Zealand joint venture interest, New Zealand operating results are classified as Discontinued Operations in our Consolidated Financial Statements for all periods presented.

    The following tables summarize sales, operating income (loss) and Adjusted EBITDA variances for June 30, 2025 versus June 30, 2024 (millions of dollars):

Sales	Southern Timber		Pacific Northwest Timber		Real Estate		Trading	Total
Three Months Ended June 30, 2024	$59.3		$24.3		$15.5		$0.6	$99.6
Volume	(1.7)		(1.9)		11.3		1.3	9.0
Price	(4.8)		0.5		5.3		(0.5)	0.5
Non-timber sales (a)	0.1		(0.2)		—		—	(0.1)
Other	0.4	(b)	(0.3)	(b)	(2.7)	(c)	—	(2.6)
Three Months Ended June 30, 2025	$53.3		$22.4		$29.4		$1.4	$106.5

(a)    For the Southern Timber segment, includes sales from carbon capture and storage ("CCS") and solar energy contracts.
(b)    Includes variance due to stumpage versus delivered sales.
(c)    Includes deferred revenue adjustments, builder price participation and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.

Sales	Southern Timber		Pacific Northwest Timber		Real Estate		Trading	Total
Six Months Ended June 30, 2024	$129.3		$49.5		$31.0		$3.5	$213.3
Volume	(11.4)		(4.0)		5.0		(1.1)	(11.5)
Price	(12.0)		1.9		9.4		(0.6)	(1.3)
Non-timber sales (a)	0.1		(0.1)		—		—	—
Other	(1.7)	(b)	(3.5)	(b)	(5.8)	(c)	—	(11.0)
Six Months Ended June 30, 2025	$104.3		$43.8		$39.6		$1.8	$189.5

(a)    For the Southern Timber segment, includes sales from carbon capture and storage ("CCS") and solar energy contracts.
(b)    Includes variance due to stumpage versus delivered sales.
(c)    Includes deferred revenue adjustments, builder price participation and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue.

Operating Income (Loss)	Southern Timber	Pacific Northwest Timber	Real Estate	Trading	Corporate and Other	Total
Three Months Ended June 30, 2024	$17.1	($1.5)	$0.5	—	($11.6)	$4.5
Volume	(0.9)	(0.4)	7.6	—	—	6.3
Price (a)	(4.8)	0.5	5.3	—	—	1.0
Cost	0.8	2.2	(0.6)	(0.1)	2.1	4.4
Non-timber income (b)	0.2	(0.2)	—	—	—	—
Depreciation, depletion & amortization	0.2	1.0	(0.7)	—	—	0.5
Non-cash cost of land and improved development	—	—	(1.0)	—	—	(1.0)
Other (c)	—	—	(1.3)	—	0.2	(1.1)
Three Months Ended June 30, 2025	$12.6	$1.6	$9.8	($0.1)	($9.3)	$14.5

(a)For Timber segments, price reflects net stumpage realizations (i.e., net of cut and haul and shipping costs). For Real Estate, price is presented net of cash closing costs.
(b)For the Southern Timber segment, includes income from carbon capture and storage (“CCS”) and solar energy contracts.
(c)Real Estate includes deferred revenue adjustments, builder price participation and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue. Corporate and Other includes $0.2 million of costs related to disposition initiatives in the prior year period.

Operating Income (Loss)	Southern Timber	Pacific Northwest Timber	Real Estate	Trading	Corporate and Other	Total
Six Months Ended June 30, 2024	$40.1	($5.8)	$0.4	—	($21.5)	$13.2
Volume	(6.0)	(0.4)	3.2	—	—	(3.2)
Price (a)	(12.0)	1.9	9.4	—	—	(0.7)
Cost	(0.2)	3.9	0.4	(0.6)	3.6	7.1
Non-timber income (b)	0.1	(0.1)	—	—	—	—
Depreciation, depletion & amortization	0.7	2.8	0.5	—	0.1	4.1
Non-cash cost of land and improved development	—	—	(2.5)	—	—	(2.5)
Other (c)	—	—	(2.6)	—	(0.9)	(3.5)
Six Months Ended June 30, 2025	$22.7	$2.3	$8.8	($0.6)	($18.7)	$14.6

(a)For Timber segments, price reflects net stumpage realizations (i.e., net of cut and haul and shipping costs). For Real Estate, price is presented net of cash closing costs.
(b)For the Southern Timber segment, includes income from carbon capture and storage (“CCS”) and solar energy contracts.
(c)Real Estate includes deferred revenue adjustments, builder price participation and marketing fees related to Improved Development sales in addition to residential and commercial lease revenue. Corporate and Other includes $1.1 million of restructuring charges in the current period, compared to $0.2 million of costs related to disposition initiatives in the prior year period.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	Real Estate	Trading	Corporate and Other	Total
Three Months Ended June 30, 2024	$33.9	$5.9	$4.5	—	($11.0)	$33.3
Volume	(1.7)	(1.4)	11.3	—	—	8.2
Price (b)	(4.8)	0.5	5.3	—	—	1.0
Cost	0.8	2.2	(0.6)	(0.1)	2.1	4.4
Non-timber income (c)	0.2	(0.2)	—	—	—	—
Other (d)	—	—	(1.9)	—	—	(1.9)
Three Months Ended June 30, 2025	$28.4	$7.0	$18.6	($0.1)	($8.9)	$44.9

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

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	Real Estate	Trading	Corporate and Other	Total
Six Months Ended June 30, 2024	$78.7	$10.6	$9.1	—	($20.4)	$78.0
Volume	(11.2)	(3.0)	5.0	—	—	(9.2)
Price (b)	(12.0)	1.9	9.4	—	—	(0.7)
Cost	(0.2)	3.9	0.4	(0.6)	3.6	7.1
Non-timber income (c)	0.1	(0.1)	—	—	—	—
Other (d)	—	—	(3.3)	—	—	(3.3)
Six Months Ended June 30, 2025	$55.4	$13.3	$20.6	($0.6)	($16.8)	$71.9

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

SOUTHERN TIMBER
    Second quarter sales of $53.3 million decreased $6.0 million, or 10%, versus the prior year period. Harvest volumes decreased 5% to 1.60 million tons versus 1.67 million tons in the prior year period, primarily due to softer mill demand coupled with the impact of the Large Disposition we completed in Oklahoma in late 2024. Average pine sawtimber stumpage realizations decreased 9% to $26.75 per ton versus $29.28 per ton in the prior year period due to a combination of softer demand from Southern sawmills, competing log supply from salvage timber, and an unfavorable shift in geographic mix. Average pine pulpwood stumpage realizations decreased 25% to $13.05 per ton versus $17.38 per ton in the prior year period, driven by the continued impact of salvage volume on the market, softer demand from pulp mills due to maintenance outages and reduced capacity, and an unfavorable shift in geographic mix. Overall, weighted-average net stumpage realizations (including hardwood) decreased 14% to $19.18 per ton versus $22.21 per ton in the prior year period. Operating income of $12.6 million decreased $4.5 million versus the prior year period due to lower net stumpage realizations ($4.8 million) and lower volumes ($0.9 million), partially offset by lower costs ($0.8 million), higher non-timber income ($0.2 million), and lower depletion expense ($0.2 million). Second quarter Adjusted EBITDA of $28.4 million was 16%, or $5.5 million, below the prior year period.

Year-to-date sales of $104.3 million decreased $25.0 million, or 19%, versus the prior year period. Harvest volumes decreased 14% to 3.18 million tons versus 3.68 million tons in the prior year period, primarily due to softer mill demand coupled with the impact of the Large Disposition we completed in Oklahoma in late 2024. Average pine sawtimber stumpage realizations decreased 12% to $26.35 per ton versus $30.04 per ton in the prior year period due to a combination of softer demand from Southern sawmills, competing log supply from salvage timber, and an unfavorable shift in geographic mix. Average pine pulpwood stumpage realizations decreased 21% to $13.58 per ton versus $17.12 per ton in the prior year period, driven by the continued impact of salvage volume on the market, softer demand from pulp mills due to maintenance outages and reduced capacity, and an unfavorable shift in geographic mix. Overall, weighted-average stumpage realizations (including hardwood) decreased 17% to $18.91 per ton versus $22.68 per ton in the prior year period. Operating income of $22.7 million decreased $17.4 million versus the prior year period due to lower net stumpage realizations ($12.0 million), lower volumes ($6.0 million) and higher costs ($0.2 million), partially offset by lower depletion expense ($0.7 million) and higher non-timber income ($0.1 million). Year-to-date Adjusted EBITDA of $55.4 million was 30%, or $23.2 million, below the prior year period.
PACIFIC NORTHWEST TIMBER
Second quarter sales of $22.4 million decreased $1.9 million, or 8%, versus the prior year period. Harvest volumes decreased 15% to 248,000 tons versus 293,000 tons in the prior year period due to the impact of the Large Dispositions completed in the fourth quarter of 2024. Average delivered prices for domestic sawtimber increased 6% to $96.17 per ton versus $90.70 per ton in the prior year period due to strong demand from domestic lumber mills in anticipation of additional duties on Canadian lumber, as well as a favorable geographic mix resulting from recent Large Dispositions. Average delivered pulpwood prices increased 4% to $31.52 per ton versus $30.20 per ton in the prior year period due to modestly improved supply/demand dynamics. Operating income of $1.6 million versus an operating loss of ($1.5) million in the prior year period was driven by lower costs ($2.2 million), lower depletion expense ($1.0 million), and higher net stumpage realizations ($0.5 million), partially offset by lower volumes ($0.4 million) and lower non-timber income ($0.2 million). Second quarter Adjusted EBITDA of $7.0 million was 17%, or $1.0 million, above the prior year period.

Year-to-date sales of $43.8 million decreased $5.7 million, or 11%, versus the prior year period. Harvest volumes decreased 17% to 509,000 tons versus 610,000 tons in the prior year period, primarily due to the impact of the Large Dispositions completed in the fourth quarter of 2024. Average delivered prices for domestic sawtimber increased 7% to $93.39 per ton versus $87.57 per ton in the prior year period, primarily due to improved demand from domestic lumber mills in anticipation of additional duties on Canadian lumber and a favorable geographic mix. Average delivered pulpwood prices increased 4% to $30.79 per ton versus $29.74 per ton in the prior year period due to modestly improved supply/demand dynamics. Operating income of $2.3 million versus an operating loss of $5.8 million in the prior year period was driven by lower costs ($3.9 million), lower depletion expense ($2.8 million) and higher net stumpage realizations ($1.9 million), partially offset by lower volumes ($0.4 million) and lower non-timber income ($0.1 million). Year-to-date Adjusted EBITDA of $13.3 million was 25%, or $2.7 million, above the prior year period.

REAL ESTATE
Second quarter sales of $29.4 million increased $14.0 million versus the prior year period, while operating income of $9.8 million increased $9.3 million versus the prior year period. Sales and operating income increased versus the prior year period primarily due to higher acres sold (3,263 acres sold versus 1,494 acres sold in the prior year period) and higher weighted-average prices ($8,340 per acre versus $6,722 per acre in the prior year period).
Improved Development sales of $8.5 million included $5.2 million from the Heartwood development project south of Savannah, Georgia and $3.3 million from the Wildlight development project north of Jacksonville, Florida. Sales in Heartwood included a 23-acre commercial parcel for $5.2 million ($225,000 per acre). Sales in Wildlight consisted of two commercial parcels totaling 3.1 acres ($1.1 million per acre). This compares to Improved Development sales of $2.6 million in the prior year period.
Unimproved Development sales of $3.0 million consisted of a 311-acre transaction in Flagler County, Florida for $9,635 per acre. There were no unimproved development sales in the prior year period.
Rural sales of $15.7 million consisted of 2,926 acres at an average price of $5,376 per acre. This compares to prior year period sales of $7.5 million, which consisted of 1,439 acres at an average price of $5,189 per acre.
Second quarter Adjusted EBITDA of $18.6 million increased $14.0 million versus the prior year period.
Year-to-date sales of $39.6 million increased $8.6 million versus the prior year period, while operating income of $8.8 million increased $8.4 million versus the prior year period. Sales and operating income increased in the first six months primarily due to higher weighted-average prices ($8,332 per acre versus $6,187 per acre in the prior year period) and higher acres sold (4,294 acres sold versus 3,428 acres sold in the prior year period). Year-to-date Adjusted EBITDA of $20.6 million increased $11.5 million versus the prior year period.
TRADING
     Second quarter sales of $1.4 million increased $0.8 million versus the prior year period, primarily due to higher volumes. Sales volumes were 18,000 tons in the second quarter compared to 5,000 tons in the prior year period. The Trading segment generated an operating loss of $0.1 million versus breakeven results in the prior year period.
Year-to-date sales of $1.8 million decreased $1.7 million versus the prior year period, primarily due to lower volumes. Sales volumes of 19,000 tons decreased 32% versus the prior year period. The Trading segment generated a year-to-date operating loss and Adjusted EBITDA of $0.6 million versus breakeven results in the prior year period.
OTHER ITEMS
CORPORATE AND OTHER EXPENSE
    Second quarter corporate and other operating expenses of $9.3 million decreased $2.3 million versus the prior year period, primarily due to lower compensation and benefits expenses.
Year-to-date corporate and other operating expenses of $18.7 million decreased $2.8 million versus the prior year period, primarily due to lower compensation and benefits expenses. The current period includes $1.1 million of restructuring charges, while the prior-year period included $0.2 million of costs related to disposition initiatives. The restructuring charges were related to our previously announced workforce optimization initiative, which was effectuated during the first quarter.
INTEREST EXPENSE, NET
    Second quarter and year-to-date interest expense of $6.5 million and $12.9 million decreased $2.5 million and $5.0 million, respectively, versus the prior year period, primarily due to lower average outstanding debt.
INTEREST INCOME
Second quarter and year-to-date interest income of $2.3 million and $5.2 million increased $0.6 million and $1.5 million, respectively, versus the prior year period, primarily due to higher cash on hand following the Large Dispositions completed in late 2024.

OTHER MISCELLANEOUS EXPENSE, NET
Second quarter other miscellaneous expense of $0.5 million compares to prior year period other miscellaneous expense of $1.2 million, which included $1.1 million of net costs associated with legal settlements.
Year-to-date other miscellaneous expense of $2.4 million includes $1.7 million of net costs associated with legal settlements. This compares to prior year period other miscellaneous expense of $8.3 million, which included a $5.7 million pension settlement charge and $2.4 million of net costs associated with legal settlements.
INCOME TAX (EXPENSE) BENEFIT
    Year-to-date income tax expense of $0.3 million versus income tax benefit of $1.0 million in the prior year period was primarily due to a $1.2 million tax benefit associated with the Company’s pension plan termination and settlement in the prior year period.
INCOME FROM DISCONTINUED OPERATIONS
Discontinued operations relates to our New Zealand joint venture. Second quarter income of $403.8 million includes a $404.4 million gain on the sale of the Company’s New Zealand joint venture interest and a $0.6 million loss from operations of discontinued operations, net of tax. This compares to prior year period income from operations of discontinued operations, net of tax of $6.9 million.
Year-to-date income of $406.3 million includes a $404.4 million gain on the sale of the Company’s New Zealand joint venture interest and $1.9 million of income from operations of discontinued operations, net of tax. This compares to prior year period income from operations of discontinued operations, net of tax of $13.7 million. See Note 2 — Discontinued Operations for additional information.
SHARE REPURCHASES
During the second quarter, the Company repurchased approximately 1.5 million shares at an average price of $23.71 per share, or $34.9 million in total. As of June 30, 2025, the Company had approximately 154.8 million common shares and 2.1 million Redeemable Operating Partnership Units outstanding. As of June 30, the Company had $262.4 million remaining on its current share repurchase authorization.
Year-to-date, the Company repurchased approximately 1.6 million shares at an average price of $23.95 per share, or $37.6 million in total.
OUTLOOK
In our Southern Timber segment, we expect full-year harvest volumes toward the lower end of our prior guidance range, although we expect materially higher volumes in the second half versus the first half of the year. We further expect that pine net stumpage realizations will be modestly higher in the second half of the year as compared to the first half due to reduced salvage volume on the market, more normalized demand conditions following several extended mill outages, and favorable geographic mix.
In our Pacific Northwest Timber segment, we expect full-year harvest volumes consistent with our prior guidance. Weighted-average log pricing is expected to be modestly higher in the second half of the year versus the first half due to the anticipated effect of increased duties on Canadian lumber imports.
Turning to our Real Estate segment, we remain encouraged by our transaction pipeline and expect significant closing activity over the balance of the year.

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
SUMMARY OF LIQUIDITY AND FINANCING COMMITMENTS

	June 30,	December 31,
(millions of dollars)	2025	2024
Cash and cash equivalents	$892.3	$303.1
Total debt (a)	1,050.0	1,050.0
Noncontrolling interests in the Operating Partnership	53.4	51.8
Shareholders’ equity	2,302.2	1,780.5
Total capitalization (total debt plus permanent and temporary equity)	3,405.6	2,882.3
Debt to capital ratio	31%	36%
Net debt to enterprise value (b)(c)	4%	16%

(a)Total debt as of June 30, 2025 and December 31, 2024 reflects principal on long-term debt and current maturities of long-term debt, gross of deferred financing costs and unamortized discounts.
(b)Net debt is calculated as total debt less cash and cash equivalents.
(c)Enterprise value based on market capitalization (including Rayonier, L.P. “OP” units) plus net debt based on Rayonier’s share price of $22.18 and $26.10 as of June 30, 2025 and December 31, 2024, respectively.
AT-THE-MARKET (“ATM”) EQUITY OFFERING PROGRAM
On November 4, 2022 we entered into a new distribution agreement with a group of sales agents through which we may sell common shares, from time to time, having an aggregate sales price of up to $300 million (the “2022 ATM Program”). As of June 30, 2025, $269.7 million remains available for issuance under the 2022 ATM Program. There were no common shares issued under the ATM program during the three and six months ended June 30, 2025 and 2024.

CASH FLOWS
The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2025 and 2024:

(millions of dollars)	2025	2024
Cash provided by (used for):
Operating activities	$88.7	$107.6
Investing activities	658.3	(47.4)
Financing activities	(198.6)	(125.1)

CASH PROVIDED BY OPERATING ACTIVITIES
    Cash provided by operating activities decreased $18.9 million from the prior year period, primarily due to lower operating results and changes in working capital.
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES
    Cash provided by investing activities was $658.3 million in the current period compared to cash used for investing activities of $47.4 million in the prior year period, due to net proceeds on the sale of the Company’s New Zealand joint venture interest ($687.6 million), higher cash provided by the sale of property, plant and equipment and other investing activities ($8.8 million), lower capital expenditures from continuing operations ($6.4 million), lower real estate development investments ($1.9 million), and lower capital expenditures from discontinued operations ($1.0 million).

CASH USED FOR FINANCING ACTIVITIES
    Cash used for financing activities increased $73.5 million from the prior year period. This is primarily due to higher dividends paid on common shares ($37.8 million), increases in share repurchases ($36.1 million) and higher distributions to noncontrolling interests in the Operating Partnership ($0.4 million), partially offset by lower distributions to noncontrolling interests in consolidated affiliates ($0.7 million).
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

Significant long-term uses of cash include the following (in millions):

Future uses of cash (in millions)	Total	Payments Due by Period
		2025	2026-2027	2028-2029	Thereafter
Long-term debt (a)	$850.0	—	—	$400.0	$450.0
Current maturities of long-term debt (b)	200.0	—	200.0	—	—
Interest payments on long-term debt (c)	166.0	24.6	77.5	45.3	18.6
Operating leases — timberland (d)	23.2	2.3	5.5	4.3	11.1
Operating leases — PP&E, offices (d)	0.6	0.2	0.3	0.1	—
Commitments — real estate projects	76.1	16.1	34.6	16.0	9.4
Commitments — environmental remediation (e)	5.7	0.4	1.8	0.6	2.9
Commitments — other (f)	2.1	0.5	1.0	0.2	0.4
Total	$1,323.7	$44.1	$320.7	$466.5	$492.4

(a)The book value of long-term debt, net of deferred financing costs and unamortized discounts, is currently recorded at $844.9 million on our Consolidated Balance Sheets, but upon maturity the liability will be $850.0 million. See Note 7 - Debt for additional information.
(b)The book value of current maturities of long-term debt is currently recorded on our Consolidated Balance Sheets net of an immaterial amount of deferred financing costs. See Note 7 - Debt for additional information.
(c)Projected interest payments for variable-rate debt were calculated based on outstanding principal amounts and interest rates as of June 30, 2025 and excludes the impact of hedging.
(d)Excludes anticipated renewal options.
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
Our 2025 dividend payments on Rayonier Inc. common shares and distributions to Rayonier, L.P. unitholders, excluding the additional dividend and distribution paid on January 30, 2025 to shareholders of record on December 12, 2024, are expected to be approximately $170 million and $2 million, respectively, assuming no change in the quarterly dividend rate of $0.2725 per share or partnership unit, or material changes in the number of shares or partnership units outstanding.
Future share repurchases, if any, will depend on the Company’s liquidity and cash flow, as well as general market conditions and other considerations including capital allocation priorities.
OFF-BALANCE SHEET ARRANGEMENTS
We utilize off-balance sheet arrangements to provide credit support for certain suppliers and vendors in case of their default on critical obligations, and collateral for outstanding claims under our previous workers’ compensation self-insurance programs. These arrangements consist of standby letters of credit and surety bonds. As part of our ongoing operations, we also periodically issue guarantees to third parties. Off-balance sheet arrangements are not considered a source of liquidity or capital resources and do not expose us to material risks or material unfavorable financial impacts. See Note 12 — Guarantees for details on the letters of credit and surety bonds as of June 30, 2025.

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
The summarized balance sheet information for the consolidated obligor group of debt issued by Rayonier, L.P. for the six months ended June 30, 2025 and year ended December 31, 2024 are provided in the table below:

(in millions)	June 30, 2025	December 31, 2024
Current assets	$902.6	$311.9
Non-current assets	71.8	93.1
Current liabilities	217.0	293.8
Non-current liabilities	2,319.2	2,341.5
Due to non-guarantors	1,450.9	1,273.3
The summarized results of operations information for the consolidated obligor group of debt issued by Rayonier, L.P. for the six months ended June 30, 2025 and year ended December 31, 2024 are provided in the table below:

(in millions)	June 30, 2025	December 31, 2024
Cost and expenses	($15.6)	($35.4)
Operating loss	(15.6)	(35.4)
Net loss	(21.1)	(60.2)
Revenue from non-guarantors	298.8	1,263.0
LIQUIDITY FACILITIES
See Note 7 — Debt for information on liquidity facilities and other outstanding debt, as well as information on covenants that must be met in connection with our Senior Notes due 2031, 2015 Term Loan Agreement, 2016 Incremental Term Loan Agreement, 2021 Incremental Term Loan Agreement and Revolving Credit Facility.
RESTRICTED CASH
See Note 18 — Restricted Cash for further information regarding the funds deposited with a third-party intermediary and cash held in escrow.

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
Management uses Adjusted EBITDA as a performance measure. Adjusted EBITDA is a non-GAAP measure that management uses to make strategic decisions about the business and that investors can use to evaluate the operational performance of the assets under management. It excludes specific items that management believes are not indicative of the Company’s ongoing operating results. We define Adjusted EBITDA as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of land and improved development, non-operating expense, income (loss) from operations of discontinued operations, gain on sale of discontinued operations, restructuring charges, costs related to disposition initiatives and Large Dispositions.
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
We reconcile Adjusted EBITDA to Net Income for the consolidated Company and to Operating Income (Loss) for the segments, as those are the most comparable GAAP measures for each. The following table provides a reconciliation of Net Income to Adjusted EBITDA for the respective periods (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Income to Adjusted EBITDA Reconciliation
Net Income	$413.6	$3.0	$410.5	$5.3
Loss (income) from operations of discontinued operations, net of tax (a)	0.6	(6.9)	(1.9)	(13.7)
Gain on sale of discontinued operations (b)	(404.4)	—	(404.4)	—
Interest, net and miscellaneous income	4.2	7.3	7.7	14.3
Income tax expense (benefit) (c)	—	—	0.3	(1.0)
Depreciation, depletion and amortization	23.4	25.2	46.9	58.3
Non-cash cost of land and improved development	6.9	3.4	9.3	6.4
Non-operating expense (d)	0.6	1.2	2.4	8.3
Restructuring charges (e)	—	—	1.1	—
Costs related to disposition initiatives (f)	—	0.2	—	0.2
Adjusted EBITDA	$44.9	$33.3	$71.9	$78.0

(a)Loss (income) from operations of discontinued operations, net of tax includes loss (income) generated by the Company's New Zealand joint venture interest, which was classified as discontinued operations prior to its June 30, 2025 disposition.
(b)Gain on sale of discontinued operations reflects the net gain recognized on the sale of the Company’s New Zealand joint venture interest.
(c)The six months ended June 30, 2024 includes a $1.2 million income tax benefit related to the pension settlement.
(d)The six months ended June 30, 2025 includes $1.7 million of net costs associated with legal settlements. The three months ended June 30, 2024 includes $1.1 million of net costs associated with legal settlements. The six months ended June 30, 2024 includes $5.7 million of pension settlement charges and $2.4 million of net costs associated with legal settlements.
(e)Restructuring charges include severance costs related to workforce optimization initiatives.
(f)Costs related to disposition initiatives include legal, advisory, and other due diligence costs incurred in connection with the Company’s asset disposition plan, which was announced in November 2023.

The following tables provide a reconciliation of Operating Income (Loss) by segment to Adjusted EBITDA by segment for the respective periods (in millions of dollars):

Three Months Ended	Southern Timber	Pacific Northwest Timber	Real Estate	Trading	Corporate and Other	Total
June 30, 2025
Operating income (loss)	$12.6	$1.6	$9.8	($0.1)	($9.3)	$14.5
Depreciation, depletion and amortization	15.8	5.4	1.9	—	0.4	23.4
Non-cash cost of land and improved development	—	—	6.9	—	—	6.9
Adjusted EBITDA	$28.4	$7.0	$18.6	($0.1)	($8.9)	$44.9

June 30, 2024
Operating income (loss)	$17.1	($1.5)	$0.5	—	($11.6)	$4.5
Depreciation, depletion and amortization	16.8	7.4	0.6	—	0.4	25.2
Non-cash cost of land and improved development	—	—	3.4	—	—	3.4
Costs related to disposition initiatives (a)	—	—	—	—	0.2	0.2
Adjusted EBITDA	$33.9	$5.9	$4.5	—	($11.0)	$33.3

(a)Costs related to disposition initiatives include legal, advisory, and other due diligence costs incurred in connection with the Company’s asset disposition plan, which was announced in November 2023.

Six Months Ended	Southern Timber	Pacific Northwest Timber	Real Estate	Trading	Corporate and Other	Total
June 30, 2025
Operating income (loss)	$22.7	$2.3	$8.8	($0.6)	($18.7)	$14.6
Depreciation, depletion and amortization	32.7	11.0	2.4	—	0.8	46.9
Non-cash cost of land and improved development	—	—	9.3	—	—	9.3
Restructuring charges (a)	—	—	—	—	1.1	1.1
Adjusted EBITDA	$55.4	$13.3	$20.6	($0.6)	($16.8)	$71.9

June 30, 2024
Operating income (loss)	$40.1	($5.8)	$0.4	—	($21.5)	$13.2
Depreciation, depletion and amortization	38.6	16.5	2.4	—	0.9	58.3
Non-cash cost of land and improved development	—	—	6.4	—	—	6.4
Costs related to disposition initiatives (b)	—	—	—	—	0.2	0.2
Adjusted EBITDA	$78.7	$10.6	$9.1	—	($20.4)	$78.0

(a)Restructuring charges include severance costs related to workforce optimization initiatives.
(b)Costs related to disposition initiatives include legal, advisory, and other due diligence costs incurred in connection with the Company’s asset disposition plan, which was announced in November 2023.

The following table provides a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Six Months Ended June 30,
	2025	2024
Cash provided by operating activities	$88.7	$107.6
Cash provided by operating activities from discontinued operations	(8.9)	(23.3)
Capital expenditures (a)	(22.4)	(28.9)
Working capital and other balance sheet changes	(10.7)	(17.0)
CAD	$46.7	$38.4
Mandatory debt repayments	—	—
CAD after mandatory debt repayments	$46.7	$38.4

Cash provided by (used for) investing activities	$658.3	($47.4)
Cash used for financing activities	($198.6)	($125.1)

(a)Capital expenditures exclude real estate development investments.

The following table provides supplemental cash flow data (in millions of dollars):

	Six Months Ended June 30,
	2025	2024
Real Estate Development Investments	($8.2)	($10.1)
Distributions to noncontrolling interests in consolidated affiliates	(3.1)	(3.8)

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
Interest Rate Risk
    We are exposed to interest rate risk through our variable rate debt due to changes in SOFR. However, we use interest rate swaps to manage our exposure to interest rate movements on our term credit agreements by swapping existing and anticipated future borrowings from floating rates to fixed rates. As of June 30, 2025, we had $600 million of U.S. variable rate debt outstanding on our term credit agreements.
The notional amount of outstanding interest rate swap contracts with respect to our term credit agreements at June 30, 2025 was also $600 million. Refer to Note 8 — Derivative Financial Instruments and Hedging Activities for additional information regarding these interest rate swaps. At this current borrowing and derivatives level, a hypothetical one-percentage point increase/decrease in interest rates would result in no corresponding increase/decrease in interest payments and expense over a 12-month period.
    The fair market value of our fixed interest rate debt is also subject to interest rate risk. The estimated fair value of our fixed rate debt at June 30, 2025 was $398.3 million compared to the $450.0 million principal amount. We use interest rates of debt with similar terms and maturities to estimate the fair value of our debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at June 30, 2025 would result in a corresponding decrease/increase in the fair value of our fixed rate debt of approximately $20 million and $22 million, respectively.
    We estimate the periodic effective interest rate on our fixed and variable rate debt to be approximately 2.4% after consideration of interest rate swaps and estimated patronage and excluding unused commitment fees on the revolving credit facility.
        The following table summarizes our outstanding debt, interest rate swaps and average interest rates, by year of expected maturity and their fair values at June 30, 2025:

(Dollars in thousands)	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Variable rate debt:
Principal amounts	—	$200,000	—	$200,000	$200,000	—	$600,000	$600,000
Average interest rate (a)(b)	—	6.05%	—	5.90%	6.22%	—	6.06%
Fixed rate debt:
Principal amounts	—	—	—	—	—	$450,000	$450,000	$398,340
Average interest rate (b)	—	—	—	—	—	2.75%	2.75%
Interest rate swaps:
Notional amount	—	$200,000	—	$200,000	$200,000	—	$600,000	$34,166
Average pay rate (b)	—	1.50%	—	1.37%	0.67%	—	1.18%
Average receive rate (c)	—	4.30%	—	4.30%	4.30%	—	4.30%

(a)    Excludes estimated patronage refunds.
(b)    Interest rates as of June 30, 2025.
(c)    Average Daily Simple SOFR rate as of June 30, 2025 based on a 30-day look back period.

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
Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of June 30, 2025.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
In the quarter ended June 30, 2025, based upon the evaluation required by Rule 13a-15(d) under the Exchange Act, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

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
Based on an evaluation of the Operating Partnership’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including Rayonier’s Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of June 30, 2025.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
In the quarter ended June 30, 2025, based upon the evaluation required by Rule 13a-15(d) under the Exchange Act, there were no changes in internal control over financial reporting that would materially affect or are reasonably likely to materially affect internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

The information set forth in Note 10 — Contingencies and in Note 11 — Environmental and Natural Resource Damage Liabilities in the “Notes to Consolidated Financial Statements” under Item 1 of Part I of this report is incorporated herein by reference.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Rayonier Inc.
REGISTERED SALES OF EQUITY SECURITIES

From time to time, the Company may issue common shares in exchange for units in the Operating Partnership. Such shares are issued based on an exchange ratio of one common share for each unit in the Operating Partnership. During the quarter ended June 30, 2025, the Company issued 9,519 common shares in exchange for an equal number of units in the Operating Partnership pursuant to the agreement of the Operating Partnership.
ISSUER REPURCHASES OF EQUITY SECURITIES

In December 2024, the Board of Directors approved the repurchase of up to $300 million of Rayonier’s common shares (the “new repurchase program”) to be made at management’s discretion. The new authorization replaced and superseded the Company’s prior $100 million share repurchase program. Repurchases may be made at management’s discretion from time to time on the open market or through privately negotiated transactions. The new repurchase program has no time limit and may be suspended for periods or discontinued at any time. There were 1,472,928 shares repurchased under this program in the second quarter of 2025. As of June 30, 2025, there was $262.4 million, or approximately 11,832,682 shares based on the period-end closing stock price of $22.18, remaining under this program.
The following table provides information regarding our purchases of Rayonier common shares during the quarter ended June 30, 2025:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (c)
April 1 to April 30	501,719	$25.17	404,041	11,748,862
May 1 to May 31	484,195	23.61	483,967	11,643,486
June 1 to June 30	585,162	23.08	584,920	11,832,682
Total	1,571,076		1,472,928

(a)Includes 98,148 shares repurchased to satisfy tax withholding obligations arising from the vesting of shares under the Rayonier Incentive Stock Plan. The repurchase price for each share was based on the Company’s common share closing price on the respective vesting dates.
(b)Purchases made in open-market transactions under the $300 million share repurchase program announced on December 2, 2024.
(c)Maximum number of shares authorized to be purchased under the new share repurchase program at the end of April, May and June are based on month-end closing stock prices of $24.46, $23.70, and $22.18, respectively.

Rayonier, L.P.
UNREGISTERED SALES OF EQUITY SECURITIES

There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended June 30, 2025.
ISSUER REPURCHASES OF EQUITY SECURITIES

Pursuant to the Operating Partnership’s limited partnership agreement, limited partners have the right to redeem their units in the Operating Partnership for cash, or at our election, shares of Rayonier Common Stock on a one-for-one basis. During the quarter ended June 30, 2025, 9,519 units in the Operating Partnership held by limited partners were redeemed in exchange for shares of Rayonier Common Stock.

Item 5.    OTHER INFORMATION
Insider Trading Arrangements and Policies

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2025, as such terms are defined under item 408(a) of Regulation S-K.

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
101
The following financial information from Rayonier Inc. and Rayonier, L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2025, formatted in Inline Extensible Business Reporting Language (“iXBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2025 and 2024 of Rayonier Inc.; (ii) the Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 of Rayonier Inc.; (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the Six Months Ended June 30, 2025 and 2024 of Rayonier Inc.; (iv) the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 and 2024 of Rayonier Inc.; (v) the Consolidated Statements of Income and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2025 and 2024 of Rayonier, L.P.; (vi) the Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 of Rayonier, L.P.; (vii) the Consolidated Statements of Changes in Capital for the Six Months Ended June 30, 2025 and 2024 of Rayonier, L.P.; (viii) the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 and 2024 of Rayonier, L.P.; and (ix) the Notes to Consolidated Financial Statements of Rayonier Inc. and Rayonier, L.P.
Filed herewith
104	The cover page from the Company’s Quarterly Report on Form 10-Q from the quarter ended June 30, 2025, formatted in Inline XBRL (included as Exhibit 101).	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER INC.

By:	/s/ APRIL TICE
April Tice Senior Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)
Date: August 8, 2025

RAYONIER, L.P.

By: RAYONIER INC., its sole general partner

By:	/s/ APRIL TICE
April Tice Senior Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)
Date: August 8, 2025