Form 10-Q
period 2025-09-30
RAYONIER INC; Rayonier, L.P.
filed 2025-11-07
CIK 52827, 1806931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Rayonier Inc.    Yes ☐        No  ☒    Rayonier, L.P.    Yes ☐        No  ☒
As of October 31, 2025, Rayonier Inc. had 153,899,831 Common Shares outstanding. As of October 31, 2025, Rayonier, L.P. had 1,604,572 Units outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarterly period ended September 30, 2025 of Rayonier Inc., a North Carolina corporation, and Rayonier, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Rayonier” or “the Company” mean Rayonier Inc. and references to the “Operating Partnership” mean Rayonier, L.P. References to “we,” “us,” and “our” mean collectively Rayonier Inc., the Operating Partnership and entities/subsidiaries owned or controlled by Rayonier Inc. and/or the Operating Partnership.

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

As of September 30, 2025, the Company owned a 98.9% interest in the Operating Partnership, with the remaining 1.1% interest owned by limited partners of the Operating Partnership. As the sole general partner of the Operating Partnership, Rayonier Inc. has exclusive control of the day-to-day management of the Operating Partnership.

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

i

PART I.        FINANCIAL INFORMATION

Item 1.         Financial Statements

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
SALES (NOTE 4)	$177,531	$124,103	$366,990	$337,446
Costs and Expenses
Cost of sales	(119,126)	(86,332)	(258,984)	(246,755)
Selling and general expenses	(17,008)	(18,276)	(50,621)	(57,865)
Other operating income (expense), net (Note 15)	313	(663)	(1,071)	(815)
	(135,821)	(105,271)	(310,676)	(305,435)
OPERATING INCOME	41,710	18,832	56,314	32,011
Interest expense, net	(6,768)	(9,209)	(19,704)	(27,186)
Interest income	9,806	1,098	15,009	4,752
Other miscellaneous (expense) income, net	(1,039)	11,529	(3,443)	3,276
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	43,709	22,250	48,176	12,853
Income tax (expense) benefit (Note 16)	—	(10)	(291)	981
INCOME FROM CONTINUING OPERATIONS	43,709	22,240	47,885	13,834
DISCONTINUED OPERATIONS, NET (NOTE 2)
Income from operations of discontinued operations, net of tax	—	8,202	1,883	21,949
Gain on sale of discontinued operations	—	—	404,463	—
INCOME FROM DISCONTINUED OPERATIONS	—	8,202	406,346	21,949
NET INCOME	43,709	30,442	454,231	35,783
Less: Net income attributable to noncontrolling interests in the Operating Partnership	(522)	(391)	(5,952)	(437)
Less: Net (income) loss attributable to noncontrolling interests in consolidated affiliates	—	(1,293)	192	(3,328)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	43,187	28,758	448,471	32,018
OTHER COMPREHENSIVE INCOME (LOSS), RELATING TO CONTINUING OPERATIONS
Cash flow hedges, net of income tax effect of $0, $0, $0 and $0	(3,748)	(21,771)	(18,475)	(16,106)
Pension and postretirement benefit plans, net of income tax effect of $0, $0, $0 and $1,222	(2)	139	(5)	9,701
OTHER COMPREHENSIVE INCOME, RELATING TO DISCONTINUED OPERATIONS
Foreign currency translation adjustment, net of income tax effect of $0, $0, $0 and $0	—	13,338	20,475	2,402
Cash flow hedges, net of income tax effect of $0, $2,312, $3,531 and $1,339	—	5,944	9,080	3,442
Deconsolidation of discontinued operations, net of income tax effect of $0, $0, $0 and $0	—	—	29,068	—
Total other comprehensive (loss) income	(3,750)	(2,350)	40,143	(561)
COMPREHENSIVE INCOME	39,959	28,092	494,374	35,222
Less: Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(477)	(334)	(6,450)	(417)
Less: Comprehensive income attributable to noncontrolling interests in consolidated affiliates	—	(3,195)	(2,605)	(4,168)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$39,482	$24,563	$485,319	$30,637
EARNINGS PER COMMON SHARE (NOTE 6)
BASIC EARNINGS PER SHARE ATTRIBUTABLE TO RAYONIER INC.
Continuing Operations	$0.28	$0.15	$0.31	$0.09
Discontinued Operations	—	$0.05	$2.60	$0.12
Net Income	$0.28	$0.19	$2.90	$0.22
DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO RAYONIER INC.
Continuing Operations	$0.28	$0.15	$0.30	$0.09
Discontinued Operations	—	$0.05	$2.58	$0.12
Net Income	$0.28	$0.19	$2.88	$0.21
See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	September 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$919,582	$303,065
Restricted cash, current (Note 18)	—	19,366
Trade receivables, less allowance for doubtful accounts of $328 and $401	13,553	8,006
Other receivables	6,532	13,267
Inventory (Note 14)	16,203	30,879
Prepaid expenses	9,639	9,566
Assets held for sale (excluding discontinued operations) (Note 19)	3,386	5,371
Other current assets	4,026	53
Current assets of discontinued operations (Note 2)	—	47,320
Total current assets	972,921	436,893
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,313,047	2,384,345
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 13)	109,536	109,610
PROPERTY, PLANT AND EQUIPMENT
Land	5,581	5,581
Buildings	24,493	24,493
Machinery and equipment	6,948	4,876
Construction in progress	1,312	779
Total property, plant and equipment, gross	38,334	35,729
Less — accumulated depreciation	(20,384)	(18,297)
Total property, plant and equipment, net	17,950	17,432
RESTRICTED CASH, NON-CURRENT (NOTE 18)	677	676
RIGHT-OF-USE ASSETS	18,228	18,588
OTHER ASSETS	59,530	78,276
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS (NOTE 2)	—	428,599
TOTAL ASSETS	$3,491,889	$3,474,419
LIABILITIES, NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$13,566	$16,914
Current maturities of long-term debt, net (Note 7)	199,969	—
Accrued taxes	9,350	1,840
Accrued payroll and benefits	12,166	15,317
Accrued interest	7,702	5,228
Dividend and distribution payable	—	271,815
Deferred revenue	25,509	20,902
Other current liabilities	14,297	9,359
Current liabilities of discontinued operations (Note 2)	—	47,335
Total current liabilities	282,559	388,710
LONG-TERM DEBT, NET (NOTE 7)	845,119	1,044,410
LONG-TERM LEASE LIABILITY	15,587	16,260
LONG-TERM DEFERRED REVENUE	11,219	10,697
OTHER NON-CURRENT LIABILITIES	12,458	11,125
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS (NOTE 2)	—	170,841
CONTINGENCIES (NOTE 10)
NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP (NOTE 5)	46,242	51,843
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 shares authorized, 153,871,154 and 148,536,643 shares issued and outstanding	1,737,067	1,522,487
Retained earnings	514,226	257,254
Accumulated other comprehensive income (loss) (Note 17)	27,412	(10,429)
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	2,278,705	1,769,312
Noncontrolling interests in consolidated affiliates (Note 5)	—	11,221
TOTAL SHAREHOLDERS’ EQUITY	2,278,705	1,780,533
TOTAL LIABILITIES, NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND SHAREHOLDERS’ EQUITY	$3,491,889	$3,474,419
See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except share data)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Affiliates	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2025	148,536,643	$1,522,487	$257,254	($10,429)	$11,221	$1,780,533
Loss from continuing operations	—	—	(5,592)	—	—	(5,592)
Income from discontinued operations	—	—	2,122	—	385	2,507
Net loss attributable to noncontrolling interests in the Operating Partnership	—	—	46	—	—	46
Dividends ($0.2725 per share) (a)	—	—	(42,686)	—	—	(42,686)
Issuance of common shares from special dividend (b)	7,560,983	200,454	—	—	—	200,454
Issuance of common shares under incentive stock plans	5,566	—	—	—	—	—
Stock-based incentive compensation	—	2,281	—	—	—	2,281
Repurchase of common shares to pay withholding taxes on vested incentive stock awards	(1,420)	(38)	—	—	—	(38)
Repurchase of common shares made under repurchase program	(95,000)	—	(2,623)	—	—	(2,623)
Adjustment of noncontrolling interests in the Operating Partnership	—	—	(4,341)	—	—	(4,341)
Conversion of units into common shares	1,000	28	—	—	—	28
Pension and postretirement benefit plans	—	—	—	(2)	—	(2)
Foreign currency translation adjustment	—	—	—	3,515	118	3,633
Cash flow hedges	—	—	—	(7,441)	394	(7,047)
Allocation of other comprehensive loss to noncontrolling interests in the Operating Partnership	—	—	—	53	—	53
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(1,911)	(1,911)
Balance, March 31, 2025	156,007,772	$1,725,212	$204,180	($14,304)	$10,207	$1,925,295
Income from continuing operations	—	—	9,769	—	—	9,769
Income (loss) from discontinued operations	—	—	404,415	—	(577)	403,838
Net income attributable to noncontrolling interests in the Operating Partnership	—	—	(5,476)	—	—	(5,476)
Deconsolidation of discontinued operations	—	—	—	29,068	(10,744)	18,324
Dividends ($0.2725 per share) (a)	—	—	(42,387)	—	—	(42,387)
Issuance of common shares under incentive stock plans	315,017	—	—	—	—	—
Stock-based incentive compensation	—	3,628	—	—	—	3,628
Repurchase of common shares to pay withholding taxes on vested incentive stock awards	(98,148)	(2,640)	—	—	—	(2,640)
Repurchase of common shares made under repurchase program	(1,472,928)	—	(34,928)	—	—	(34,928)
Adjustment of noncontrolling interests in the Operating Partnership	—	—	9,514	—	—	9,514
Conversion of units into common shares	9,519	218	—	—	—	218
Pension and postretirement benefit plans	—	—	—	(2)	—	(2)
Foreign currency translation adjustment	—	—	—	16,252	590	16,842
Cash flow hedges	—	—	—	(295)	1,695	1,400
Allocation of other comprehensive income to noncontrolling interests in the Operating Partnership	—	—	—	(7)	—	(7)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(1,171)	(1,171)
Balance, June 30, 2025	154,761,232	$1,726,418	$545,087	$30,712	—	$2,302,217

RAYONIER INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CONTINUED) (Unaudited) (Dollars in thousands, except share data)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Affiliates	Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2025	154,761,232	$1,726,418	$545,087	$30,712	—	$2,302,217
Income from continuing operations	—	—	43,709	—	—	43,709
Net income attributable to noncontrolling interests in the Operating Partnership	—	—	(522)	—	—	(522)
Dividends ($0.2725 per share) (a)	—	—	(42,595)	—	—	(42,595)
Issuance of common shares under incentive stock plans	2,010	—	—	—	—	—
Stock-based incentive compensation	—	2,598	—	—	—	2,598
Repurchase of common shares to pay withholding taxes on vested incentive stock awards	(298)	(7)	—	—	—	(7)
Repurchase of common shares made under repurchase program	(1,226,384)	—	(30,103)	—	—	(30,103)
Adjustment of noncontrolling interests in the Operating Partnership	—	—	(1,350)	—	—	(1,350)
Conversion of units into common shares	334,594	8,058	—	—	—	8,058
Pension and postretirement benefit plans	—	—	—	(2)	—	(2)
Cash flow hedges	—	—	—	(3,748)	—	(3,748)
Allocation of other comprehensive loss to noncontrolling interests in the Operating Partnership	—	—	—	450	—	450
Balance, September 30, 2025	153,871,154	$1,737,067	$514,226	$27,412	—	$2,278,705

(a)For information regarding distributions to noncontrolling interests in the Operating Partnership, see the Rayonier Inc. Consolidated Statements of Cash Flows and Note 5 — Noncontrolling Interests.
(b)Reflects the issuance of common shares related to the Company’s special dividend of $1.80 per common share, paid on January 30, 2025, to shareholders of record as of December 12, 2024. This dividend comprised a combination of cash and the Company’s common shares.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CONTINUED)
(Unaudited)
(Dollars in thousands, except share data)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests in Consolidated Affiliates	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2024	148,299,117	$1,497,641	$338,244	$24,651	$17,066	$1,877,602
Loss from continuing operations	—	—	(4,500)	—	(10)	(4,510)
Income from discontinued operations	—	—	5,877	—	939	6,816
Net income attributable to noncontrolling interests in the Operating Partnership	—	—	(20)	—	—	(20)
Dividends ($0.285 per share) (a)	—	—	(42,777)	—	—	(42,777)
Issuance of common shares under incentive stock plans	752	—	—	—	—	—
Stock-based incentive compensation	—	3,218	—	—	—	3,218
Repurchase of common shares to pay withholding taxes on vested incentive stock awards	(924)	(31)	—	—	—	(31)
Adjustment of noncontrolling interests in the Operating Partnership	—	—	(291)	—	—	(291)
Conversion of units into common shares	350,376	11,511	—	—	—	11,511
Pension and postretirement benefit plans	—	—	—	9,562	—	9,562
Foreign currency translation adjustment	—	—	—	(16,178)	(773)	(16,951)
Cash flow hedges	—	—	—	4,070	(1,104)	2,966
Allocation of other comprehensive loss to noncontrolling interests in the Operating Partnership	—	—	—	265	—	265
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(1,713)	(1,713)
Balance, March 31, 2024	148,649,321	$1,512,339	$296,533	$22,370	$14,405	$1,845,647
Loss from continuing operations	—	—	(3,883)	—	(13)	(3,896)
Income from discontinued operations	—	—	5,812	—	1,119	6,931
Net income attributable to noncontrolling interests in the Operating Partnership	—	—	(26)	—	—	(26)
Dividends ($0.285 per share) (a)	—	—	(42,517)	—	—	(42,517)
Issuance of common shares under incentive stock plans	396,849	—	—	—	—	—
Stock-based incentive compensation	—	4,904	—	—	—	4,904
Repurchase of common shares to pay withholding taxes on vested incentive stock awards	(130,460)	(4,132)	—	—	—	(4,132)
Adjustment of noncontrolling interests in the Operating Partnership	—	—	8,093	—	—	8,093
Conversion of units into common shares	63,708	1,915	—	—	—	1,915
Foreign currency translation adjustment	—	—	—	5,728	286	6,014
Cash flow hedges	—	—	—	(330)	528	198
Allocation of other comprehensive income to noncontrolling interests in the Operating Partnership	—	—	—	(19)	—	(19)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(2,047)	(2,047)
Balance, June 30, 2024	148,979,418	$1,515,026	$264,012	$27,749	$14,278	$1,821,065

RAYONIER INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CONTINUED) (Unaudited) (Dollars in thousands, except share data)
	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests in Consolidated Affiliates	Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2024	148,979,418	$1,515,026	$264,012	$27,749	$14,278	$1,821,065
Income (loss) from continuing operations	—	—	22,250	—	(10)	22,240
Income from discontinued operations	—	—	6,899	—	1,303	8,202
Net income attributable to noncontrolling interests in the Operating Partnership	—	—	(391)	—	—	(391)
Dividends ($0.285 per share) (a)	—	—	(42,433)	—	—	(42,433)
Issuance of common shares under incentive stock plans	848	—	—	—	—	—
Stock-based incentive compensation	—	3,906	—	—	—	3,906
Repurchase of common shares to pay withholding taxes on vested incentive stock awards	(222)	(5)	—	—	—	(5)
Adjustment of noncontrolling interests in the Operating Partnership	—	—	(6,476)	—	—	(6,476)
Conversion of units into common shares	20,292	643	—	—	—	643
Pension and postretirement benefit plans	—	—	—	139	—	139
Foreign currency translation adjustment	—	—	—	12,804	534	13,338
Cash flow hedges	—	—	—	(17,195)	1,368	(15,827)
Allocation of other comprehensive loss to noncontrolling interests in the Operating Partnership	—	—	—	77	—	77
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(1,713)	(1,713)
Balance, September 30, 2024	149,000,336	$1,519,570	$243,861	$23,574	$15,760	$1,802,765

(a)For information regarding distributions to noncontrolling interests in the Operating Partnership, see the Rayonier Inc. Consolidated Statements of Cash Flows and Note 5 — Noncontrolling Interests.

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$454,231	$35,783
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization from continuing operations	81,731	86,130
Depreciation, depletion and amortization from discontinued operations	9,081	20,533
Non-cash cost of land and improved development from continuing operations	40,046	16,176
Non-cash cost of land and improved development from discontinued operations	—	3,041
Gain on sale of discontinued operations	(404,463)	—
Stock-based incentive compensation expense	8,507	12,027
Deferred income taxes	(2,571)	(4,154)
Asset impairment charge	7,048	—
Pension settlement charge	—	5,979
Other	15,692	51
Changes in operating assets and liabilities:
Receivables	1,514	(12,469)
Inventories	235	721
Accounts payable	(1,130)	5,000
All other operating activities	(5,049)	4,960
CASH PROVIDED BY OPERATING ACTIVITIES	204,872	173,778
INVESTING ACTIVITIES
Capital expenditures from continuing operations	(35,024)	(40,262)
Capital expenditures from discontinued operations	(7,098)	(12,904)
Real estate development investments	(11,888)	(19,073)
Net proceeds on sale of discontinued operations (a)	688,300	—
Net proceeds on sale of property, plant and equipment	4,146	13
Purchase of timberlands	—	(3,637)
Other	4,444	1,018
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	642,880	(74,845)
FINANCING ACTIVITIES
Dividends paid on common shares (b)	(195,378)	(158,094)
Distributions to noncontrolling interests in the Operating Partnership (c)	(2,505)	(2,192)
Repurchase of common shares to pay withholding taxes on vested incentive stock awards	(2,685)	(4,167)
Repurchase of common shares made under repurchase program	(67,654)	—
Distributions to noncontrolling interests in consolidated affiliates	(3,082)	(5,473)
Debt issuance costs	(779)	—
Repayment of debt	—	(60,000)
CASH USED FOR FINANCING ACTIVITIES	(272,083)	(229,926)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,390	(135)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	577,059	(131,128)

Balance from continuing operations, beginning of year	323,107	180,362
Balance from discontinued operations, beginning of year	20,093	28,012
Total Balance, beginning of year	$343,200	$208,374

Balance from continuing operations, end of period	920,259	54,967
Balance from discontinued operations, end of period	—	22,279
Total Balance, end of period	$920,259	$77,246

(a)The nine months ended September 30, 2025 includes proceeds from the disposition of our New Zealand joint venture, net of closing adjustments, transaction costs, and $11.1 million of deconsolidated cash.
(b)The nine months ended September 30, 2025 includes an additional dividend of $1.80 per common share, consisting of a combination of cash and the Company’s common shares. The cash portion of $67.8 million was paid on January 30, 2025 to shareholders of record on December 12, 2024. The nine months ended September 30, 2024 includes an additional cash dividend of $0.20 per common share, totaling $29.8 million. The additional dividend was paid on January 12, 2024, to shareholders of record on December 29, 2023.
(c)The nine months ended September 30, 2025 includes an additional distribution of $1.80 per Redeemable Operating Partnership Unit, consisting of a combination of cash and the Company’s Redeemable Operating Partnership Units. The cash portion of $0.9 million was paid on January 30, 2025, to holders of record on December 12, 2024. The nine months ended September 30, 2024 includes an additional cash distribution of $0.20 per Redeemable Operating Partnership Unit, totaling $0.5 million. The additional distribution was paid on January 12, 2024, to holders of record on December 29, 2023.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest (a)	$13,933	$24,900
Income taxes (b)	4,038	5,493
Non-cash investing and financing activity:
Capital assets purchased on account	5,372	5,091
Issuance of common shares from special dividend	200,454	—
Issuance of Redeemable Operating Partnership Units from special distribution	2,681	—

(a)Interest paid includes patronage payments received of $7.9 million and $8.3 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. For additional information on patronage payments, see Note 7 — Debt in the 2024 Form 10-K. Interest paid for the nine months ended September 30, 2025 and September 30, 2024 includes $1.5 million and $2.7 million, respectively, from discontinued operations.
(b)Income taxes paid for the nine months ended September 30, 2025 and September 30, 2024 includes $3.8 million and $5.2 million, respectively, from discontinued operations.

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
SALES (NOTE 4)	$177,531	$124,103	$366,990	$337,446
Costs and Expenses
Cost of sales	(119,126)	(86,332)	(258,984)	(246,755)
Selling and general expenses	(17,008)	(18,276)	(50,621)	(57,865)
Other operating income (expense), net (Note 15)	313	(663)	(1,071)	(815)
	(135,821)	(105,271)	(310,676)	(305,435)
OPERATING INCOME	41,710	18,832	56,314	32,011
Interest expense, net	(6,768)	(9,209)	(19,704)	(27,186)
Interest income	9,806	1,098	15,009	4,752
Other miscellaneous (expense) income, net	(1,039)	11,529	(3,443)	3,276
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	43,709	22,250	48,176	12,853
Income tax (expense) benefit (Note 16)	—	(10)	(291)	981
INCOME FROM CONTINUING OPERATIONS	43,709	22,240	47,885	13,834
DISCONTINUED OPERATIONS, NET (NOTE 2)
Income from operations of discontinued operations, net of tax	—	8,202	1,883	21,949
Gain on sale of discontinued operations	—	—	404,463	—
INCOME FROM DISCONTINUED OPERATIONS	—	8,202	406,346	21,949
NET INCOME	43,709	30,442	454,231	35,783
Less: Net (income) loss attributable to noncontrolling interests in consolidated affiliates	—	(1,293)	192	(3,328)
NET INCOME ATTRIBUTABLE TO RAYONIER, L.P. UNITHOLDERS	43,709	29,149	454,423	32,455
NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
Limited Partners	43,272	28,858	449,879	32,131
General Partners	437	291	4,544	324
Net income attributable to unitholders	43,709	29,149	454,423	32,455
OTHER COMPREHENSIVE INCOME (LOSS), RELATING TO CONTINUING OPERATIONS
Cash flow hedges, net of income tax effect of $0, $0, $0 and $0	(3,748)	(21,771)	(18,475)	(16,106)
Pension and postretirement benefit plans, net of income tax effect of $0, $0, $0 and $1,222	(2)	139	(5)	9,701
OTHER COMPREHENSIVE INCOME, RELATING TO DISCONTINUED OPERATIONS
Foreign currency translation adjustment, net of income tax effect of $0, $0, $0 and $0	—	13,338	20,475	2,402
Cash flow hedges, net of income tax effect of $0, $2,312, $3,531 and $1,339	—	5,944	9,080	3,442
Deconsolidation of discontinued operations, net of income tax effect of $0, $0, $0 and $0	—	—	29,068	—
Total other comprehensive (loss) income	(3,750)	(2,350)	40,143	(561)
COMPREHENSIVE INCOME	39,959	28,092	494,374	35,222
Less: Comprehensive income attributable to noncontrolling interests in consolidated affiliates	—	(3,195)	(2,605)	(4,168)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER, L.P. UNITHOLDERS	$39,959	$24,897	$491,769	$31,054
EARNINGS PER UNIT (NOTE 6)
BASIC EARNINGS PER UNIT ATTRIBUTABLE TO RAYONIER L.P.
Continuing Operations	$0.28	$0.15	$0.31	$0.09
Discontinued Operations	—	$0.05	$2.60	$0.12
Net Income	$0.28	$0.19	$2.90	$0.22
DILUTED EARNINGS PER UNIT ATTRIBUTABLE TO RAYONIER L.P.
Continuing Operations	$0.28	$0.15	$0.30	$0.09
Discontinued Operations	—	$0.05	$2.58	$0.12
Net Income	$0.28	$0.19	$2.88	$0.21
See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	September 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$919,582	$303,065
Restricted cash, current (Note 18)	—	19,366
Trade receivables, less allowance for doubtful accounts of $328 and $401	13,553	8,006
Other receivables	6,532	13,267
Inventory (Note 14)	16,203	30,879
Prepaid expenses	9,639	9,566
Assets held for sale (excluding discontinued operations) (Note 19)	3,386	5,371
Other current assets	4,026	53
Current assets of discontinued operations (Note 2)	—	47,320
Total current assets	972,921	436,893
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,313,047	2,384,345
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 13)	109,536	109,610
PROPERTY, PLANT AND EQUIPMENT
Land	5,581	5,581
Buildings	24,493	24,493
Machinery and equipment	6,948	4,876
Construction in progress	1,312	779
Total property, plant and equipment, gross	38,334	35,729
Less — accumulated depreciation	(20,384)	(18,297)
Total property, plant and equipment, net	17,950	17,432
RESTRICTED CASH, NON-CURRENT (NOTE 18)	677	676
RIGHT-OF-USE ASSETS	18,228	18,588
OTHER ASSETS	59,530	78,276
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS (NOTE 2)	—	428,599
TOTAL ASSETS	$3,491,889	$3,474,419
LIABILITIES, REDEEMABLE OPERATING PARTNERSHIP UNITS AND CAPITAL
CURRENT LIABILITIES
Accounts payable	$13,566	$16,914
Current maturities of long-term debt, net (Note 7)	199,969	—
Accrued taxes	9,350	1,840
Accrued payroll and benefits	12,166	15,317
Accrued interest	7,702	5,228
Distribution payable	—	271,815
Deferred revenue	25,509	20,902
Other current liabilities	14,297	9,359
Current liabilities of discontinued operations (Note 2)	—	47,335
Total current liabilities	282,559	388,710
LONG-TERM DEBT, NET (NOTE 7)	845,119	1,044,410
LONG-TERM LEASE LIABILITY	15,587	16,260
LONG-TERM DEFERRED REVENUE	11,219	10,697
OTHER NON-CURRENT LIABILITIES	12,458	11,125
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS (NOTE 2)	—	170,841
CONTINGENCIES (NOTE 10)
REDEEMABLE OPERATING PARTNERSHIP UNITS (NOTE 5) 1,742,337 and 1,986,319 Units outstanding, respectively	46,242	51,843
CAPITAL
General partners’ capital	22,492	17,772
Limited partners’ capital	2,226,733	1,759,405
Accumulated other comprehensive income (loss) (Note 17)	29,480	(7,865)
TOTAL CONTROLLING INTEREST CAPITAL	2,278,705	1,769,312
Noncontrolling interests in consolidated affiliates (Note 5)	—	11,221
TOTAL CAPITAL	2,278,705	1,780,533
TOTAL LIABILITIES, REDEEMABLE OPERATING PARTNERSHIP UNITS AND CAPITAL	$3,491,889	$3,474,419
See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Unaudited)
(Dollars in thousands, except share data)

	Units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Affiliates	Total Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance, January 1, 2025	$17,772	$1,759,405	($7,865)	$11,221	$1,780,533
Loss from continuing operations	(56)	(5,536)	—	—	(5,592)
Income from discontinued operations	21	2,101	—	385	2,507
Distributions on units ($0.2725 per unit)	(432)	(42,822)	—	—	(43,254)
Issuance of units from special distribution (a)	2,031	201,104	—	—	203,135
Stock-based incentive compensation	23	2,258	—	—	2,281
Repurchase of units to pay withholding taxes on vested incentive stock awards	(1)	(37)	—	—	(38)
Repurchase of units made under repurchase program	(26)	(2,597)	—	—	(2,623)
Adjustment of Redeemable Operating Partnership Units	(63)	(6,292)	—	—	(6,355)
Conversion of units into common shares	—	28	—	—	28
Pension and postretirement benefit plans	—	—	(2)	—	(2)
Foreign currency translation adjustment	—	—	3,515	118	3,633
Cash flow hedges	—	—	(7,441)	394	(7,047)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,911)	(1,911)
Balance, March 31, 2025	$19,269	$1,907,612	($11,793)	$10,207	$1,925,295
Income from continuing operations	98	9,671	—	—	9,769
Income (loss) from discontinued operations	4,044	400,371	—	(577)	403,838
Deconsolidation of discontinued operations	—	—	29,068	(10,744)	18,324
Distributions on units ($0.2725 per unit)	(430)	(42,525)	—	—	(42,955)
Stock-based incentive compensation	36	3,592	—	—	3,628
Repurchase of units to pay withholding taxes on vested incentive stock awards	(26)	(2,614)	—	—	(2,640)
Repurchase of units made under repurchase program	(349)	(34,579)	—	—	(34,928)
Adjustment of Redeemable Operating Partnership Units	46	4,553	—	—	4,599
Conversion of units into common shares	2	216	—	—	218
Pension and postretirement benefit plans	—	—	(2)	—	(2)
Foreign currency translation adjustment	—	—	16,252	590	16,842
Cash flow hedges	—	—	(295)	1,695	1,400
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,171)	(1,171)
Balance, June 30, 2025	$22,690	$2,246,297	$33,230	—	$2,302,217
Income from continuing operations	437	43,272	—	—	43,709
Distributions on units ($0.2725 per unit)	(431)	(42,639)	—	—	(43,070)
Stock-based incentive compensation	26	2,572	—	—	2,598
Repurchase of units to pay withholding taxes on vested incentive stock awards	—	(7)	—	—	(7)
Repurchase of units made under repurchase program	(301)	(29,802)	—	—	(30,103)
Adjustment of Redeemable Operating Partnership Units	(9)	(938)	—	—	(947)
Conversion of units into common shares	80	7,978	—	—	8,058
Pension and postretirement benefit plans	—	—	(2)	—	(2)
Cash flow hedges	—	—	(3,748)	—	(3,748)
Balance, September 30, 2025	$22,492	$2,226,733	$29,480	—	$2,278,705

(a)Reflects the issuance of units related to the Company’s special distribution of $1.80 per unit, paid on January 30, 2025, to holders of record as of December 12, 2024. This distribution comprised a combination of cash and units.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (CONTINUED)
(Unaudited)
(Dollars in thousands, except share data)

	Units		Accumulated Other Comprehensive Income	Noncontrolling Interests in Consolidated Affiliates	Total Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance, January 1, 2024	$18,325	$1,814,193	$28,018	$17,066	$1,877,602
Loss from continuing operations	(45)	(4,455)	—	(10)	(4,510)
Income from discontinued operations	59	5,818	—	939	6,816
Distributions on units ($0.285 per unit)	(434)	(42,940)	—	—	(43,374)
Stock-based incentive compensation	32	3,186	—	—	3,218
Repurchase of units to pay withholding taxes on vested incentive stock awards	(1)	(30)	—	—	(31)
Adjustment of Redeemable Operating Partnership Units	6	545	—	—	551
Conversion of units into common shares	115	11,396	—	—	11,511
Pension and postretirement benefit plans	—	—	9,562	—	9,562
Foreign currency translation adjustment	—	—	(16,178)	(773)	(16,951)
Cash flow hedges	—	—	4,070	(1,104)	2,966
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,713)	(1,713)
Balance, March 31, 2024	$18,057	$1,787,713	$25,472	$14,405	$1,845,647
Loss from continuing operations	(39)	(3,844)	—	(13)	(3,896)
Income from discontinued operations	58	5,754	—	1,119	6,931
Distributions on units ($0.285 per unit)	(430)	(42,665)	—	—	(43,095)
Stock-based incentive compensation	49	4,855	—	—	4,904
Repurchase of units to pay withholding taxes on vested incentive stock awards	(41)	(4,091)	—	—	(4,132)
Adjustment of Redeemable Operating Partnership Units	86	8,540	—	—	8,626
Conversion of units into common shares	19	1,896	—	—	1,915
Foreign currency translation adjustment	—	—	5,728	286	6,014
Cash flow hedges	—	—	(330)	528	198
Distribution to noncontrolling interests in consolidated affiliates	—	—	—	(2,047)	(2,047)
Balance, June 30, 2024	$17,759	$1,758,158	$30,870	$14,278	$1,821,065
Income (loss) from continuing operations	222	22,028	—	(10)	22,240
Income from discontinued operations	69	6,830	—	1,303	8,202
Distributions on units ($0.285 per unit)	(430)	(42,531)	—	—	(42,961)
Stock-based incentive compensation	39	3,867	—	—	3,906
Repurchase of units to pay withholding taxes on vested incentive stock awards	—	(5)	—	—	(5)
Adjustment of Redeemable Operating Partnership Units	(62)	(6,200)	—	—	(6,262)
Conversion of units into common shares	6	637	—	—	643
Pension and postretirement benefit plans	—	—	139	—	139
Foreign currency translation adjustment	—	—	12,804	534	13,338
Cash flow hedges	—	—	(17,195)	1,368	(15,827)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,713)	(1,713)
Balance, September 30, 2024	$17,603	$1,742,784	$26,618	$15,760	$1,802,765

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$454,231	$35,783
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization from continuing operations	81,731	86,130
Depreciation, depletion and amortization from discontinued operations	9,081	20,533
Non-cash cost of land and improved development from continuing operations	40,046	16,176
Non-cash cost of land and improved development from discontinued operations	—	3,041
Gain on sale of discontinued operations	(404,463)	—
Stock-based incentive compensation expense	8,507	12,027
Deferred income taxes	(2,571)	(4,154)
Asset impairment charge	7,048	—
Pension settlement charge	—	5,979
Other	15,692	51
Changes in operating assets and liabilities:
Receivables	1,514	(12,469)
Inventories	235	721
Accounts payable	(1,130)	5,000
All other operating activities	(5,049)	4,960
CASH PROVIDED BY OPERATING ACTIVITIES	204,872	173,778
INVESTING ACTIVITIES
Capital expenditures from continuing operations	(35,024)	(40,262)
Capital expenditures from discontinued operations	(7,098)	(12,904)
Real estate development investments	(11,888)	(19,073)
Net proceeds on sale of discontinued operations (a)	688,300	—
Net proceeds on sale of property, plant and equipment	4,146	13
Purchase of timberlands	—	(3,637)
Other	4,444	1,018
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES	642,880	(74,845)
FINANCING ACTIVITIES
Distributions on units (b)	(197,883)	(160,286)
Repurchase of units to pay withholding taxes on vested incentive stock awards	(2,685)	(4,167)
Repurchase of units made under repurchase program	(67,654)	—
Distributions to noncontrolling interests in consolidated affiliates	(3,082)	(5,473)
Debt issuance costs	(779)	—
Repayment of debt	—	(60,000)
CASH USED FOR FINANCING ACTIVITIES	(272,083)	(229,926)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,390	(135)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	577,059	(131,128)

Balance from continuing operations, beginning of year	323,107	180,362
Balance from discontinued operations, beginning of year	20,093	28,012
Total Balance, beginning of year	$343,200	$208,374

Balance from continuing operations, end of period	920,259	54,967
Balance from discontinued operations, end of period	—	22,279
Total Balance, end of period	$920,259	$77,246

(a)The nine months ended September 30, 2025 includes proceeds from the disposition of our New Zealand joint venture, net of closing adjustments, transaction costs, and $11.1 million of deconsolidated cash.
(b)The nine months ended September 30, 2025 includes an additional distribution of $1.80 per unit, consisting of a combination of cash and units. The cash portion of $68.7 million was paid on January 30, 2025, to holders of record on December 12, 2024. The nine months ended September 30, 2024 includes an additional cash distribution of $0.20 per unit, totaling $30.2 million. The additional distribution was paid on January 12, 2024, to holders of record on December 29, 2023.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2025	2024
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest (a)	$13,933	$24,900
Income taxes (b)	4,038	5,493
Non-cash investing and financing activity:
Capital assets purchased on account	5,372	5,091
Issuance of units from special distribution	203,135	—

(a)Interest paid includes patronage payments received of $7.9 million and $8.3 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. For additional information on patronage payments, see Note 7 — Debt in the 2024 Form 10-K. Interest paid for the nine months ended September 30, 2025 and September 30, 2024 includes $1.5 million and $2.7 million, respectively, from discontinued operations.
(b)Income taxes paid for the nine months ended September 30, 2025 and September 30, 2024 includes $3.8 million and $5.2 million, respectively, from discontinued operations.

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
As of September 30, 2025, the Company owned a 98.9% interest in the Operating Partnership, with the remaining 1.1% interest owned by limited partners of the Operating Partnership. As the sole general partner of the Operating Partnership, Rayonier Inc. has exclusive control of the day-to-day management of the Operating Partnership.
SUMMARY OF UPDATES TO SIGNIFICANT ACCOUNTING POLICIES
For a full description of our other significant accounting policies, see Note 1 — Summary of Significant Accounting Policies in our 2024 Form 10-K.
RECLASSIFICATIONS
Certain 2024 amounts have been reclassified to align with the current presentation, including reclassifications for discontinued operations and current reportable segments. In March 2025, we entered into a purchase and sale agreement to divest our entire 77% interest in our New Zealand operations. On June 30, 2025, we completed the sale. Accordingly, New Zealand’s financial results are reported as discontinued operations in our Consolidated Statements of Income and Comprehensive Income (Loss) for all periods presented.
Our New Zealand assets and liabilities are presented separately as assets and liabilities of discontinued operations in our Consolidated Balance Sheets as of December 31, 2024.
The Consolidated Statements of Cash Flows for both 2025 and 2024 have not been restated to exclude the New Zealand operation’s cash flows.
Effective with the third quarter of 2025, we realigned our reportable segments to reflect changes in our internal management reporting structure. As a result, prior period segment information has been reclassified to conform to our current segment presentation.
Unless otherwise specified, all amounts and disclosures within these Notes to Condensed Consolidated Financial Statements pertain to the Company’s continuing operations.
See Note 2 — Discontinued Operations for additional information regarding the sale of the New Zealand joint venture and Note 3 — Segment and Geographical Information for further discussion of our reportable segments.
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
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU enhances annual income tax disclosures, primarily affecting the rate reconciliation and income taxes paid reconciliation. The pronouncement is effective for annual periods beginning after December 15, 2024, and should be applied on a prospective basis, although early adoption and retrospective application are permitted. We will adopt the standard beginning with our annual reporting for the year ending December 31, 2025 and do not anticipate this disclosure-only ASU will impact our consolidated financial statements.
Other recent accounting pronouncements, either adopted or pending adoption and not discussed above, are not applicable or are not expected to have a material impact on our consolidated financial condition, results of operations, or cash flows.
SUBSEQUENT EVENTS
On October 14, 2025, the Company announced that it entered into a definitive agreement with PotlatchDeltic Corporation (“PotlatchDeltic”) to combine in a merger of equals. The transaction is expected to close in late first quarter or early second quarter of 2026. The transaction is subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals and the approval of both Rayonier’s shareholders and PotlatchDeltic’s shareholders.
On October 14, 2025, the Company announced that its board of directors declared a one-time, special dividend of $1.40 per common share, consisting of a combination of cash and the Company’s common shares. In addition, the Company's board of directors declared a one-time, special distribution of $1.40 per Redeemable Operating Partnership Unit, consisting of a combination of cash and the Company's Redeemable Operating Partnership Units. The dividend and distribution are payable on December 12, 2025 to holders of record on October 24, 2025.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

2.    DISCONTINUED OPERATIONS
On March 9, 2025, Rayonier entered into a purchase and sale agreement with Taurus Forest Holdings Limited, pursuant to which Rayonier agreed to sell its entire 77% interest in its New Zealand operations. Accordingly, in the first quarter of 2025, the financial results of the New Zealand Timber segment and the New Zealand portion of the Real Estate, former Trading and Corporate segments were classified as discontinued operations in our Consolidated Statements of Income and Comprehensive Income (Loss) for all periods presented.
On June 30, 2025, we completed the sale of our New Zealand operations for a purchase price of $710 million. Net proceeds to Rayonier, after adjusting for estimated net debt, working capital, transaction costs, and other closing adjustments, were $698.6 million. We received a final purchase price adjustment of $0.7 million during the third quarter, which was recognized as a receivable on our June 30, 2025 Consolidated Balance Sheet. In connection with the sale, we recognized a gain on disposal of discontinued operations of $404.5 million.
The following table summarizes the results of our New Zealand operations for the three and nine months ended September 30, 2025 and 2024, as presented in “Income from discontinued operations” in the Consolidated Statements of Income and Comprehensive Income (Loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales	—	$70,891	$109,332	$199,254
Costs and Expenses
Cost of sales	—	(60,870)	(102,050)	(172,298)
Other operating expense, net (a)	—	(1,247)	(3,400)	(2,710)
	—	(62,117)	(105,450)	(175,008)
Operating income from discontinued operations	—	8,774	3,882	24,246
Interest expense, net	—	(812)	(1,508)	(2,390)
Interest income	—	265	202	777
Income from operations of discontinued operations before income taxes	—	8,227	2,576	22,633
Income tax expense	—	(25)	(693)	(684)
Income from operations of discontinued operations, net of tax	—	8,202	1,883	21,949
Gain on sale of discontinued operations (b)	—	—	404,463	—
Income from discontinued operations	—	8,202	406,346	21,949
Less: Net income from discontinued operations attributable to noncontrolling interests in the Operating Partnership	—	(93)	(5,375)	(256)
Less: Net (income) loss from discontinued operations attributable to noncontrolling interests in consolidated affiliates	—	(1,303)	192	(3,362)
Net income from discontinued operations attributable to Rayonier Inc.	—	$6,806	$401,163	$18,331

(a)The nine months ended September 30, 2025 includes transaction costs of $0.2 million. The three and nine months ended September 30, 2024 include transaction costs of $0.2 million and $0.7 million, respectively.
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
The following table summarizes the depreciation, depletion and amortization, capital expenditures and non-cash cost of land sold and improved development of the Company’s discontinued operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation, depletion and amortization	—	$5,632	$9,081	$20,533
Capital expenditures	—	4,820	7,098	12,904
Non-cash cost of land and improved development	—	—	—	3,041

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

3.    SEGMENT AND GEOGRAPHICAL INFORMATION
As of September 30, 2025, Rayonier operated in three reportable segments: Southern Timber, Pacific Northwest Timber, and Real Estate. Prior to the first quarter of 2025, we operated in five reportable business segments, which included New Zealand Timber and Trading. On March 9, 2025, we entered into a purchase and sale agreement to sell our entire 77% interest in the New Zealand joint venture and as a result, the New Zealand operations are shown as discontinued operations for all periods presented. On June 30, 2025, we completed the sale. See Note 2 — Discontinued Operations for additional information.
Effective with the third quarter of 2025, the Company realigned its segments considering the economic characteristics of each business unit and the way the chief operating decision maker (“CODM”), the Chief Executive Officer, now internally evaluates business performance and makes capital allocation decisions. As part of the realignment, the previously reported Trading segment’s log trading activities conducted in the U.S. South and Pacific Northwest are now reported in the respective Southern Timber or Pacific Northwest Timber segments based on geographical location. All prior period amounts have been reclassified to reflect the newly aligned segment structure.
Sales between operating segments are made based on estimated fair market value, and intercompany sales, purchases and profits (losses) are eliminated in consolidation. The CODM evaluates segment operating performance based on Adjusted Earnings before Interest, Taxes, Depreciation, Depletion and Amortization (“Adjusted EBITDA”) to make decisions about allocating resources and assessing performance. Total assets by segment are not used by the CODM to assess the performance of or allocate resources to the segments, therefore total assets by segment are not disclosed.
Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of land and improved development, non-operating expense and income, income from operations of discontinued operations, gain on sale of discontinued operations, asset impairment charges, restructuring charges, costs related to disposition initiatives and Large Dispositions.
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

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables summarize the segment information for the three and nine months ended September 30, 2025 and 2024:

Three Months Ended	Southern Timber	Pacific Northwest Timber	Real Estate	Total
September 30, 2025
Sales	$66,834	$19,941	$90,756	$177,531
Costs and Expenses
Cut and haul costs	(13,779)	(8,400)	—	(22,179)
Depreciation, depletion and amortization	(20,139)	(4,637)	(9,605)	(34,381)
Non-cash cost of land and improved development	—	—	(30,745)	(30,745)
Other costs and expenses (a)	(10,374)	(5,154)	(23,999)	(39,527)
Reportable segment operating income	$22,542	$1,750	$26,407	$50,699
Add: Asset impairment charge (b)	—	—	7,048	7,048
Add: Depreciation, depletion and amortization	20,139	4,637	9,605	34,381
Add: Non-cash cost of land and improved development	—	—	30,745	30,745
Reportable segment adjusted EBITDA	$42,681	$6,387	$73,805	$122,873

Reconciliation of reportable segment results to consolidated income before taxes
All other EBITDA (c)				($8,569)
Interest, net and miscellaneous income				3,038
Depreciation, depletion and amortization				(34,801)
Non-cash cost of land and improved development				(30,745)
Non-operating expense				(1,039)
Asset impairment charge (b)				(7,048)
Net Income (d)				$43,709

(a)Other costs and expenses for each reportable segment primarily includes other direct and indirect cost of sales and selling and general expenses.
(b)Asset impairment charge reflects an impairment charge recognized on certain real estate assets located in Washington, which were acquired in the 2020 merger with Pope Resources. The asset impairment charge is recorded within the Consolidated Statements of Income and Comprehensive Income (Loss) under the caption “Cost of sales.”
(c)All other EBITDA includes general corporate expenses.
(d)As no income tax expense was recognized for the three months ended September 30, 2025, net income is equal to income before taxes.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Three Months Ended	Southern Timber	Pacific Northwest Timber	Real Estate	Total
September 30, 2024
Sales	$62,416	$31,626	$30,061	$124,103
Costs and Expenses
Cut and haul costs	(12,496)	(10,132)	—	(22,628)
Port and freight costs	(533)	(2,618)	—	(3,151)
Depreciation, depletion and amortization	(18,118)	(7,841)	(1,451)	(27,410)
Non-cash cost of land and improved development	—	—	(9,845)	(9,845)
Other costs and expenses (a)	(11,479)	(10,193)	(10,133)	(31,805)
Reportable segment operating income	$19,790	$842	$8,632	$29,264
Add: Depreciation, depletion and amortization	18,118	7,841	1,451	27,410
Add: Non-cash cost of land and improved development	—	—	9,845	9,845
Reportable segment adjusted EBITDA	$37,908	$8,683	$19,928	$66,519

Reconciliation of reportable segment results to consolidated income before taxes
All other EBITDA (b)				($9,324)
Interest, net and miscellaneous expense				(8,111)
Depreciation, depletion and amortization				(27,854)
Non-cash cost of land and improved development				(9,845)
Non-operating income (c)				11,529
Costs related to disposition initiatives (d)				(664)
Income from Continuing Operations Before Income Taxes				$22,250
Income tax expense				(10)
Income from Continuing Operations				$22,240
Income from operations of discontinued operations, net of tax				8,202
Net Income				$30,442

(a)Other costs and expenses for each reportable segment primarily includes other direct and indirect cost of sales and selling and general expenses.
(b)All other EBITDA includes general corporate expenses.
(c)Non-operating income includes $12.0 million of net recoveries associated with legal settlements, which is partially offset by $0.3 million of pension settlement charges. Net recoveries associated with legal settlements and pension settlement charges are recorded within the Consolidated Statements of Income (Loss) under the caption “Other miscellaneous (expense) income, net.”
(d)Costs related to disposition initiatives include legal, advisory, and other due diligence costs incurred in connection with our asset disposition plan, which was announced in November 2023. Costs related to disposition initiatives are recorded within the Consolidated Statements of Income and Comprehensive Income (Loss) under the caption “Other operating income (expense), net.”

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Nine Months Ended	Southern Timber	Pacific Northwest Timber	Real Estate	Total
September 30, 2025
Sales	$171,102	$65,533	$130,355	$366,990
Costs and Expenses
Cut and haul costs	(39,502)	(27,580)	—	(67,082)
Port and freight costs	—	(18)	—	(18)
Depreciation, depletion and amortization	(52,826)	(15,595)	(12,050)	(80,471)
Non-cash cost of land and improved development	—	—	(40,046)	(40,046)
Other costs and expenses (a)	(33,487)	(18,802)	(43,023)	(95,312)
Reportable segment operating income	$45,287	$3,538	$35,236	$84,061
Add: Asset impairment charge (b)	—	—	7,048	7,048
Add: Depreciation, depletion and amortization	52,826	15,595	12,050	80,471
Add: Non-cash cost of land and improved development	—	—	40,046	40,046
Reportable segment adjusted EBITDA	$98,113	$19,133	$94,380	$211,626

Reconciliation of reportable segment results to consolidated income before taxes
All other EBITDA (c)				($25,377)
Interest, net and miscellaneous expense				(4,695)
Depreciation, depletion and amortization				(81,731)
Non-cash cost of land and improved development				(40,046)
Non-operating expense (d)				(3,443)
Asset impairment charge (b)				(7,048)
Restructuring charges (e)				(1,110)
Income from Continuing Operations Before Income Taxes				$48,176
Income tax expense				(291)
Income from Continuing Operations				$47,885
Income from operations of discontinued operations, net of tax				1,883
Gain on sale of discontinued operations				404,463
Net Income				$454,231

(a)Other costs and expenses for each reportable segment primarily includes other direct and indirect cost of sales and selling and general expenses.
(b)Asset impairment charge reflects an impairment charge recognized on certain real estate assets located in Washington, which were acquired in the 2020 merger with Pope Resources. The asset impairment charge is recorded within the Consolidated Statements of Income and Comprehensive Income (Loss) under the caption “Cost of sales.”
(c)All other EBITDA includes corporate and other expenses.
(d)Non-operating expense includes $1.7 million of net costs associated with legal settlements. Net costs associated with legal settlements are recorded within the Consolidated Statements of Income (Loss) under the caption “Other miscellaneous (expense) income, net.”
(e)Restructuring charges include severance costs related to workforce optimization initiatives. Restructuring charges are recorded within the Consolidated Statements of Income and Comprehensive Income (Loss) under the caption “Other operating income (expense), net.”

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Nine Months Ended	Southern Timber	Pacific Northwest Timber	Real Estate	Total
September 30, 2024
Sales	$192,545	$83,806	$61,095	$337,446
Costs and Expenses
Cut and haul costs	(37,681)	(31,076)	—	(68,757)
Port and freight costs	(2,883)	(5,105)	—	(7,988)
Depreciation, depletion and amortization	(56,672)	(24,306)	(3,821)	(84,799)
Non-cash cost of land and improved development	—	—	(16,176)	(16,176)
Other costs and expenses (a)	(35,388)	(28,309)	(32,078)	(95,775)
Reportable segment operating income (loss)	$59,921	($4,990)	$9,020	$63,951
Add: Depreciation, depletion and amortization	56,672	24,306	3,821	84,799
Add: Non-cash cost of land and improved development	—	—	16,176	16,176
Reportable segment adjusted EBITDA	$116,593	$19,316	$29,017	$164,926

Reconciliation of reportable segment results to consolidated income before taxes
All other EBITDA (b)				($29,760)
Interest, net and miscellaneous expense				(22,434)
Depreciation, depletion and amortization				(86,130)
Non-cash cost of land and improved development				(16,176)
Non-operating income (c)				3,276
Costs related to disposition initiatives (d)				(849)
Income from Continuing Operations Before Income Taxes				$12,853
Income tax benefit				981
Income from Continuing Operations				$13,834
Income from operations of discontinued operations, net of tax				21,949
Net Income				$35,783

(a)Other costs and expenses for each reportable segment primarily includes other direct and indirect cost of sales and selling and general expenses.
(b)All other EBITDA includes general corporate expenses.
(c)Non-operating income includes $9.6 million of net recoveries associated with legal settlements, which is partially offset by $6.0 million of pension settlement charges. Net recoveries associated with legal settlements and pension settlement charges are recorded within the Consolidated Statements of Income and Comprehensive Income (Loss) under the caption “Other miscellaneous (expense) income, net.”
(d)Costs related to disposition initiatives include legal, advisory, and other due diligence costs incurred in connection with our asset disposition plan, which was announced in November 2023. Costs related to disposition initiatives are recorded within the Consolidated Statements of Income and Comprehensive Income (Loss) under the caption “Other operating income (expense), net.”

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Capital Expenditures (a)
Southern Timber	$10,861	$9,091	$28,580	$30,748
Pacific Northwest Timber	1,716	2,230	6,346	9,220
Real Estate	20	65	98	217
Corporate and other	—	18	—	77
Total Capital Expenditures	$12,597	$11,404	$35,024	$40,262

Timberland Acquisitions
Southern Timber	—	3,637	—	3,637
Total Timberland Acquisitions	—	$3,637	—	$3,637

Real Estate Development Investments (b)	$3,712	$8,949	$11,888	$19,073

Total Gross Capital Expenditures	$16,309	$23,990	$46,912	$62,972

(a)Excludes timberland acquisitions and real estate development investments presented separately.
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
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

4.    REVENUE
PERFORMANCE OBLIGATIONS
We recognize revenue when control of promised goods or services (“performance obligations”) is transferred to customers, in an amount that reflects the consideration expected in exchange for those goods or services (“transaction price”). Unsatisfied performance obligations as of September 30, 2025 are primarily due to advances on stumpage contracts, unearned license revenue and unearned carbon capture and storage revenue. Of these performance obligations, $25.5 million is expected to be recognized within the next twelve months, with the remaining $11.2 million expected to be recognized thereafter as we satisfy our performance obligations. We generally collect payment within a year of satisfying performance obligations and therefore have elected not to adjust revenues for a financing component.
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
The following table summarizes revenue recognized during the three and nine months ended September 30, 2025 and 2024 that was included in the contract liability balance at the beginning of each year:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue recognized from contract liability balance at the beginning of the year	$3,649	$2,122	$19,497	$20,377

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables present our revenue from contracts with customers disaggregated by product type for the three and nine months ended September 30, 2025 and 2024:

Three Months Ended	Southern Timber	Pacific Northwest Timber	Real Estate	Total
September 30, 2025
Pulpwood	$22,261	$1,229	—	$23,490
Sawtimber	27,860	17,102	—	44,962
Hardwood	2,080	—	—	2,080
Total Timber Sales	52,201	18,331	—	70,532
License Revenue, Primarily from Hunting	5,346	230	—	5,576
Land-Based Solutions (a)	2,822	32	—	2,854
Other Non-Timber Revenue	6,465	1,348	—	7,813
Total Non-Timber Sales	14,633	1,610	—	16,243
Improved Development	—	—	20,590	20,590
Rural	—	—	7,311	7,311
Timberland & Non-Strategic	—	—	53,500	53,500
Deferred Revenue/Other (b)	—	—	8,882	8,882
Total Real Estate Sales	—	—	90,283	90,283

Revenue from Contracts with Customers	66,834	19,941	90,283	177,058
Lease Revenue	—	—	473	473
Total Revenue	$66,834	$19,941	$90,756	$177,531

Three Months Ended	Southern Timber	Pacific Northwest Timber	Real Estate	Total
September 30, 2024
Pulpwood	$23,182	$1,318	—	$24,500
Sawtimber	21,034	24,378	—	45,412
Hardwood	1,136	—	—	1,136
Total Timber Sales	45,352	25,696	—	71,048
Trading (c)	397	4,378	—	4,775
License Revenue, Primarily from Hunting	5,348	290	—	5,638
Land-Based Solutions (a)	2,767	10	—	2,777
Other Non-Timber Revenue	8,552	1,252	—	9,804
Total Non-Timber Sales	17,064	5,930	—	22,994
Improved Development	—	—	11,999	11,999
Rural	—	—	13,766	13,766
Conservation Easement	—	—	1,101	1,101
Deferred Revenue/Other (b)	—	—	2,740	2,740
Total Real Estate Sales	—	—	29,606	29,606

Revenue from Contracts with Customers	62,416	31,626	29,606	123,648
Lease Revenue	—	—	455	455
Total Revenue	$62,416	$31,626	$30,061	$124,103

(a)    Consists primarily of sales from carbon capture and storage (“CCS”) and solar energy contracts.
(b)    Includes deferred revenue adjustments, builder price participation, and other fees related to Improved Development sales.
(c)    Consists of log trading sales which are now included in the Southern Timber and Pacific Northwest Timber segments. See Note 3 — Segment and Geographical Information for further discussion of our reportable segments.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Nine Months Ended	Southern Timber	Pacific Northwest Timber	Real Estate	Total
September 30, 2025
Pulpwood	$61,495	$3,754	—	$65,249
Sawtimber	71,830	56,110	—	127,940
Hardwood	4,531	—	—	4,531
Total Timber Sales	137,856	59,864	—	197,720
Trading (a)	—	1,805	—	1,805
License Revenue, Primarily From Hunting	15,912	426	—	16,338
Land-Based Solutions (b)	8,357	93	—	8,450
Other Non-Timber Revenue	8,977	3,345	—	12,322
Total Non-Timber Sales	33,246	5,669	—	38,915
Improved Development	—	—	32,368	32,368
Unimproved Development	—	—	3,000	3,000
Rural	—	—	28,314	28,314
Timberland & Non-Strategic	—	—	53,500	53,500
Deferred Revenue/Other (c)	—	—	12,047	12,047
Total Real Estate Sales	—	—	129,229	129,229

Revenue from Contracts with Customers	171,102	65,533	129,229	365,864
Lease Revenue	—	—	1,126	1,126
Total Revenue	$171,102	$65,533	$130,355	$366,990

Nine Months Ended	Southern Timber	Pacific Northwest Timber	Real Estate	Total
September 30, 2024
Pulpwood	$73,141	$4,329	—	$77,470
Sawtimber	79,973	68,495	—	148,468
Hardwood	3,003	—	—	3,003
Total Timber Sales	156,117	72,824	—	228,941
Trading (a)	1,223	7,083	—	8,306
License Revenue, Primarily from Hunting	15,907	515	—	16,422
Land-Based Solutions (b)	7,062	30	—	7,092
Other Non-Timber Revenue	12,236	3,354	—	15,590
Total Non-Timber Sales	36,428	10,982	—	47,410
Improved Development	—	—	16,399	16,399
Rural	—	—	29,964	29,964
Timberland & Non-Strategic	—	—	610	610
Conservation Easement	—	—	1,101	1,101
Deferred Revenue/Other (c)	—	—	11,902	11,902
Total Real Estate Sales	—	—	59,976	59,976

Revenue from Contracts with Customers	192,545	83,806	59,976	336,327
Lease Revenue	—	—	1,119	1,119
Total Revenue	$192,545	$83,806	$61,095	$337,446

(a)    Consists of log trading sales which are now included in the Southern Timber and Pacific Northwest Timber segments. See Note 3 — Segment and Geographical Information for further discussion of our reportable segments.
(b)    Consists primarily of sales from carbon capture and storage (“CCS”) and solar energy contracts.
(c)    Includes deferred revenue adjustments, builder price participation, and other fees related to Improved Development sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables present our timber sales disaggregated by contract type for the three and nine months ended September 30, 2025 and 2024:

Three Months Ended	Southern Timber	Pacific Northwest Timber	Total
September 30, 2025
Stumpage Pay-as-Cut	$26,112	—	$26,112
Stumpage Lump Sum	368	646	1,014
Total Stumpage	26,480	646	27,126

Delivered Wood (Domestic)	25,721	17,685	43,406
Total Delivered	25,721	17,685	43,406

Total Timber Sales	$52,201	$18,331	$70,532

September 30, 2024
Stumpage Pay-as-Cut	$20,907	—	$20,907
Stumpage Lump Sum	—	3,846	3,846
Total Stumpage	20,907	3,846	24,753

Delivered Wood (Domestic)	23,733	20,612	44,345
Delivered Wood (Export)	712	1,238	1,950
Total Delivered	24,445	21,850	46,295

Total Timber Sales	$45,352	$25,696	$71,048

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Nine Months Ended	Southern Timber	Pacific Northwest Timber	Total
September 30, 2025
Stumpage Pay-as-Cut	$63,225	—	$63,225
Stumpage Lump Sum	794	2,356	3,150
Total Stumpage	64,019	2,356	66,375

Delivered Wood (Domestic)	73,837	57,465	131,302
Delivered Wood (Export)	—	43	43
Total Delivered	73,837	57,508	131,345

Total Timber Sales	$137,856	$59,864	$197,720

September 30, 2024
Stumpage Pay-as-Cut	$80,531	$8	$80,539
Stumpage Lump Sum	—	7,381	7,381
Total Stumpage	80,531	7,389	87,920

Delivered Wood (Domestic)	70,851	61,513	132,364
Delivered Wood (Export)	4,735	3,922	8,657
Total Delivered	75,586	65,435	141,021

Total Timber Sales	$156,117	$72,824	$228,941

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
NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP
Noncontrolling interests in the Operating Partnership represents the third-party ownership of Redeemable Operating Partnership Units. Net income attributable to the noncontrolling interests in the Operating Partnership is computed by applying the weighted average Redeemable Operating Partnership Units outstanding during the period as a percentage of the weighted average total units outstanding to the Operating Partnership’s net income for the period. If a noncontrolling unitholder redeems a unit for a registered common share of Rayonier or cash, the noncontrolling interests in the Operating Partnership will be reduced and the Company’s share in the Operating Partnership will be increased by the fair value of each security at the time of redemption.
The following table sets forth the Company’s noncontrolling interests in the Operating Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning noncontrolling interests in the Operating Partnership	$53,353	$59,047	$51,843	$81,651
Adjustment of noncontrolling interests in the Operating Partnership	1,350	6,476	(3,823)	(1,325)
Conversions of Redeemable Operating Partnership Units to common shares	(8,058)	(643)	(8,304)	(14,070)
Net income attributable to noncontrolling interests in the Operating Partnership	522	391	5,952	437
Other comprehensive loss attributable to noncontrolling interests in the Operating Partnership	(450)	(77)	(496)	(323)
Distributions to noncontrolling interests in the Operating Partnership	(475)	(528)	(1,611)	(1,704)
Issuance of Redeemable Operating Partnership Units (a)	—	—	2,681	—
Total noncontrolling interests in the Operating Partnership	$46,242	$64,666	$46,242	$64,666

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
The following table provides details of the calculation of basic earnings per common share of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic earnings per common share
Numerator:
Net income from continuing operations	$43,709	$22,240	$47,885	$13,834
Less: Net income from continuing operations attributable to NCI in the Operating Partnership	(522)	(298)	(577)	(181)
Less: Net loss from continuing operations attributable to NCI in consolidated affiliates	—	10	—	34
Net income from continuing operations attributable to Rayonier Inc.	$43,187	$21,952	$47,308	$13,687

Net income from discontinued operations	—	$8,202	$406,346	$21,949
Less: Net income from discontinued operations attributable to NCI in the Operating Partnership	—	(93)	(5,375)	(256)
Less: Net (income) loss from discontinued operations attributable to NCI in consolidated affiliates	—	(1,303)	192	(3,362)
Net income from discontinued operations attributable to Rayonier Inc.	—	$6,806	$401,163	$18,331

Net income	$43,709	$30,442	$454,231	$35,783
Less: Net income attributable to NCI in the Operating Partnership	(522)	(391)	(5,952)	(437)
Less: Net (income) loss attributable to NCI in consolidated affiliates	—	(1,293)	192	(3,328)
Net income attributable to Rayonier Inc.	$43,187	$28,758	$448,471	$32,018

Denominator:
Denominator for basic earnings per common share - weighted average shares	154,306,240	148,984,534	154,509,107	148,821,306

Basic earnings per common share attributable to Rayonier Inc.:
Continuing operations	$0.28	$0.15	$0.31	$0.09
Discontinued operations	—	$0.05	$2.60	$0.12
Basic earnings per common share	$0.28	$0.19	$2.90	$0.22

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table provides details of the calculation of diluted earnings per common share of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Diluted earnings per common share
Numerator:
Net income from continuing operations	$43,709	$22,240	$47,885	$13,834
Less: Net loss from continuing operations attributable to NCI in consolidated affiliates	—	10	—	34
Net income from continuing operations attributable to Rayonier Inc. used for determining diluted earnings per common share	$43,709	$22,250	$47,885	$13,868

Net income from discontinued operations	—	$8,202	$406,346	$21,949
Less: Net (income) loss from discontinued operations attributable to NCI in consolidated affiliates	—	(1,303)	192	(3,362)
Net income from discontinued operations attributable to Rayonier Inc. used for determining diluted earnings per common share	—	$6,899	$406,538	$18,587

Net income	$43,709	$30,442	$454,231	$35,783
Less: Net (income) loss attributable to NCI in consolidated affiliates	—	(1,293)	192	(3,328)
Net income attributable to Rayonier Inc. used for determining diluted earnings per common share	$43,709	$29,149	$454,423	$32,455

Denominator:
Denominator for basic earnings per common share - weighted average shares	154,306,240	148,984,534	154,509,107	148,821,306
Add: Dilutive effect of:
Stock options	—	—	—	55
Performance shares, restricted shares and restricted stock units	194,077	281,407	192,390	403,444
Noncontrolling interests in Operating Partnership units	1,864,367	2,027,053	1,999,949	2,088,013
Contingently issuable shares and units from special dividend	—	—	841,991	—
Denominator for diluted earnings per common share - adjusted weighted average share	156,364,684	151,292,994	157,543,437	151,312,818

Diluted earnings per common share attributable to Rayonier Inc.:
Continuing operations	$0.28	$0.15	$0.30	$0.09
Discontinued operations	—	$0.05	$2.58	$0.12
Diluted earnings per common share	$0.28	$0.19	$2.88	$0.21

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Anti-dilutive shares excluded from the computations of diluted earnings per common share:
Stock options, performance shares, restricted shares and restricted stock units	324,716	149,609	260,170	149,446

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
The following table provides details of the calculation of basic earnings per unit of the Operating Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic earnings per unit
Numerator:
Net income from continuing operations	$43,709	$22,240	$47,885	$13,834
Less: Net loss from continuing operations attributable to NCI in consolidated affiliates	—	10	—	34
Net income from continuing operations available to unitholders	$43,709	$22,250	$47,885	$13,868

Net income from discontinued operations	—	$8,202	$406,346	$21,949
Less: Net (income) loss from discontinued operations attributable to NCI in consolidated affiliates	—	(1,303)	192	(3,362)
Net income from discontinued operations available to unitholders	—	$6,899	$406,538	$18,587

Net income	$43,709	$30,442	$454,231	$35,783
Less: Net (income) loss attributable to NCI in consolidated affiliates	—	(1,293)	192	(3,328)
Net income available to unitholders	$43,709	$29,149	$454,423	$32,455

Denominator:
Denominator for basic earnings per unit - weighted average units	156,170,607	151,011,587	156,509,056	150,909,319

Basic earnings per unit attributable to Rayonier, L.P.:
Continuing operations	$0.28	$0.15	$0.31	$0.09
Discontinued operations	—	$0.05	$2.60	$0.12
Basic earnings per unit	$0.28	$0.19	$2.90	$0.22

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table provides details of the calculation of diluted earnings per unit of the Operating Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Diluted earnings per unit
Numerator:
Net income from continuing operations	$43,709	$22,240	$47,885	$13,834
Less: Net loss from continuing operations attributable to NCI in consolidated affiliates	—	10	—	34
Net income from continuing operations available to unitholders	$43,709	$22,250	$47,885	$13,868

Net income from discontinued operations	—	$8,202	$406,346	$21,949
Less: Net (income) loss from discontinued operations attributable to NCI in consolidated affiliates	—	(1,303)	192	(3,362)
Net income from discontinued operations available to unitholders	—	$6,899	$406,538	$18,587

Net income	$43,709	$30,442	$454,231	$35,783
Less: Net (income) loss attributable to NCI in consolidated affiliates	—	(1,293)	192	(3,328)
Net income available to unitholders	$43,709	$29,149	$454,423	$32,455

Denominator:
Denominator for basic earnings per unit - weighted average units	156,170,607	151,011,587	156,509,056	150,909,319
Add: Dilutive effect of unit equivalents:
Stock options	—	—	—	55
Performance shares, restricted shares and restricted stock units	194,077	281,407	192,390	403,444
Contingently issuable shares and units from special dividend	—	—	841,991	—
Denominator for diluted earnings per unit - adjusted weighted average units	156,364,684	151,292,994	157,543,437	151,312,818

Diluted earnings per unit attributable to Rayonier, L.P.:
Continuing operations	$0.28	$0.15	$0.30	$0.09
Discontinued operations	—	$0.05	$2.58	$0.12
Diluted earnings per unit	$0.28	$0.19	$2.88	$0.21

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Anti-dilutive unit equivalents excluded from the computations of diluted earnings per unit:
Stock options, performance shares, restricted shares and restricted stock units	324,716	149,609	260,170	149,446

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

7.    DEBT
Our debt consisted of the following at September 30, 2025:

September 30, 2025
Debt
Senior Notes due 2031 at a fixed interest rate of 2.75%	$450,000
2015 Term Loan borrowings due 2028 at a variable interest rate of 5.94%	200,000
2016 Incremental Term Loan borrowings due 2026 at a variable interest rate of 6.09%	200,000
2021 Incremental Term Loan borrowings due 2029 at a variable interest rate of 6.26%	200,000
Total principal debt	1,050,000
Less: Current maturities of long-term debt, net of deferred financing costs of $31	(199,969)
Less: Unamortized discounts	(2,167)
Less: Deferred financing costs	(2,745)
Total long-term debt, net	$845,119
The following table contains information on the outstanding variable rate debt as of September 30, 2025:

Debt	Periodic Interest Rate	Effective Fixed Interest Rate (a)
2015 Term Loan	Daily Simple SOFR + 1.60%	2.11%
2016 Incremental Term Loan	Daily Simple SOFR + 1.75%	2.39%
2021 Incremental Term Loan	Daily Simple SOFR + 1.92%	1.72%

(a)    Effective interest rate is after consideration of interest rate swaps and estimated patronage.
Principal payments due during the next five years and thereafter are as follows:

Total
2025	—
2026	$200,000
2027	—
2028	200,000
2029	200,000
Thereafter	450,000
Total debt	$1,050,000
2025 DEBT ACTIVITY
REVOLVING CREDIT FACILITY
In August 2025, we amended and restated our credit agreement, primarily to extend the maturity date of the Revolving Credit Facility. The maturity of the $300 million Revolving Credit Facility was extended from June 2026 to August 2030.
In connection with the amendment, we concurrently modified the following terms:
•The commitment under the Revolving Credit Facility was reduced from $300 million to $200 million.
•The 0.1% credit spread adjustment previously added to the Revolving Credit Facility during the 2022 transition from LIBOR to SOFR was eliminated.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

•The 0.1% credit spread adjustment on each of our three Term Loans was merged into the respective Term loan’s base rate. This modification resulted in no change to the all-in fixed rate for each Term loan.
In connection with the amendments, we recorded deferred financing costs in the amount of $0.8 million, which will be amortized to interest expense over the term of the extended credit agreement.
During the nine months ended September 30, 2025, we made no borrowings or repayments on our Revolving Credit Facility. At September 30, 2025, we had available borrowings of $192.4 million under the Revolving Credit Facility, net of $7.6 million securing outstanding letters of credit.
DEBT COVENANTS
In connection with our 2015 Term Loan Agreement, 2016 Incremental Term Loan Agreement, 2021 Incremental Term Loan Agreement and Revolving Credit Facility, customary covenants must be met, the most significant of which include interest coverage and leverage ratios.
The covenants listed below, which are the most significant financial covenants in effect as of September 30, 2025, are calculated on a trailing 12-month basis:

	Covenant Requirement	Actual Ratio	Favorable
Covenant EBITDA to consolidated interest expense should not be less than	2.5 to 1	10.9 to 1	8.4
Covenant debt to covenant net worth plus covenant debt shall not exceed	65%	33%	32%
    In addition to the financial covenants listed above, the Senior Notes due 2031, 2015 Term Loan Agreement, 2016 Incremental Term Loan Agreement, 2021 Incremental Term Loan Agreement, and Revolving Credit Facility include customary covenants that limit the incurrence of debt and the disposition of assets, among others. Prior to the sale of our New Zealand subsidiary, we obtained a consent agreement from the lenders party to the aforementioned term loan and incremental term loan agreements, as well as our revolving credit facility, which provided a one-time modification to waive certain disposition-related covenants contained therein. Therefore, the consideration received from the New Zealand disposition did not count towards our defined disposition limits. At September 30, 2025, we were in compliance with all applicable covenants.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

8.    DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Our financial results are subject to market risk from potential changes in interest rates. To manage this exposure, we utilize derivative financial instruments.
We account for derivative financial instruments under ASC Topic 815, Derivatives and Hedging, (“ASC 815”), and record them at fair value as assets or liabilities in the Consolidated Balance Sheets. The accounting for changes in their fair value depends on their intended use. Gains and losses on derivatives that are designated and qualify as cash flow hedges are initially recorded in accumulated other comprehensive income (“AOCI”) and subsequently reclassified into earnings when the hedged transaction occurs. Changes in the fair value of derivatives not designated as hedges, or those that cease to be effective, are recognized immediately in earnings.
INTEREST RATE PRODUCTS
We are exposed to cash flow interest rate risk on our variable-rate debt. To hedge this exposure, we use variable-to-fixed interest rate swaps. For these swaps, the gains or losses from changes in their fair value are reported in AOCI and are reclassified to interest expense in the period the hedged interest payments affect earnings.
In the event that a cash flow hedge is de-designated or terminated while the hedged item remains, the unrealized gain or loss on the hedge at the time of de-designation remains in AOCI and is amortized to interest expense on a straight-line basis over the remaining life of the hedged item. Conversely, if the hedged item becomes ineffective, the related gain or loss is immediately reclassified from AOCI to earnings.
INTEREST RATE SWAPS
The following table contains information on the outstanding interest rate swaps as of September 30, 2025:

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

The following table demonstrates the impact, gross of tax, of our derivatives on the Consolidated Statements of Income and Comprehensive Income (Loss) for the three and nine months ended September 30, 2025 and 2024:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Income Statement Location	2025	2024	2025	2024
Derivatives designated as cash flow hedges:
Interest rate products	Other comprehensive income (loss), relating to continuing operations	$865	($14,949)	($4,821)	$5,273
	Interest expense, net	(4,614)	(6,822)	(13,654)	(21,379)

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

During the next 12 months, the amount of the AOCI balance, net of tax, expected to be reclassified into earnings is a gain of approximately $11.9 million. The following table provides details of these expected reclassifications:

Amount expected to be reclassified into earnings in next 12 months
Derivatives designated as cash flow hedges:
Interest rate products (a)	$11,908
Total estimated net gain on derivatives contracts	$11,908

(a)    These reclassified amounts are expected to perfectly offset variable interest rate payments to debt holders, resulting in no net impact on our earnings or cash flows.

The following table contains the notional amounts of the derivative financial instruments recorded in the Consolidated Balance Sheets at September 30, 2025 and December 31, 2024:

	Notional Amount
	September 30, 2025	December 31, 2024
Derivatives designated as cash flow hedges:
Interest rate swaps	$600,000	$600,000

    The following table contains the fair values of the derivative financial instruments recorded in the Consolidated Balance Sheets at September 30, 2025 and December 31, 2024:

	Location on Balance Sheet	Fair Value Assets / (Liabilities) (a)
		September 30, 2025	December 31, 2024
Derivatives designated as cash flow hedges:
Interest rate swaps	Other current assets	$2,634	—
	Other assets	27,548	49,353
Total derivative assets		$30,182	$49,353

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
The following table presents the carrying amount and estimated fair values of our financial instruments as of September 30, 2025 and December 31, 2024, using market information valuation methodologies we believe are appropriate under GAAP:

	September 30, 2025			December 31, 2024
Asset (Liability) (a)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$919,582	$919,582	—	$303,065	$303,065	—
Restricted cash, current (b)	—	—	—	19,366	19,366	—
Restricted cash, non-current (b)	677	677	—	676	676	—
Current maturities of long-term debt (c)	(199,969)	—	(200,000)	—	—	—
Long-term debt (c)	(845,119)	—	(804,100)	(1,044,410)	—	(980,970)
Interest rate swaps (d)	30,182	—	30,182	49,353	—	49,353
Noncontrolling interests in the Operating Partnership (e)	46,242	—	46,242	51,843	—	51,843

(a)We did not have Level 3 assets or liabilities at September 30, 2025 or December 31, 2024.
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

Changes in environmental and NRD liabilities from December 31, 2024 to September 30, 2025 are shown below:

Port Gamble, WA
Non-current portion at December 31, 2024	$3,610
Plus: Current portion	4,283
Total Balance at December 31, 2024	7,893
Expenditures charged to liabilities	(4,109)
Increase to liabilities (a)	2,688
Total Balance at September 30, 2025	6,472
Less: Current portion	(2,284)
Non-current portion at September 30, 2025	$4,188

(a)The increase in liabilities resulted from revised environmental and NRD cost estimates recognized during the nine months ended September 30, 2025.

Upland mill site cleanup activities have been completed, and we anticipate that NRD restoration will be completed within the next year. Monitoring activities associated with the Port Gamble Bay, mill site, and landfills will continue for an additional 15 to 20 years. NRD costs are subject to change as the restoration projects progress. It is reasonably possible that these components of the liability may increase as construction continues. Management continues to monitor the Port Gamble cleanup process and will make adjustments as needed. Should any future circumstances result in a change to the estimated cost of the project, we will record an appropriate adjustment to the liability in the period it becomes known and when we can reasonably estimate the amount.

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
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

12.    GUARANTEES
We provide financial guarantees as required by creditors, insurance programs, and various governmental agencies.
As of September 30, 2025, the following financial guarantees were outstanding:

Financial Commitments (a)	Maximum Potential Payment
Standby letters of credit (b)	$7,646
Surety bonds (c)	45,790
Total financial commitments	$53,436

(a)We have not recorded any liabilities for these financial commitments in our Consolidated Balance Sheets. The guarantees are not subject to measurement as the guarantees are dependent on our own performance.
(b)Approximately $6.3 million of the standby letters of credit provide credit support for real estate construction in our Wildlight development project. The remaining letters of credit support various insurance related agreements. These letters of credit will expire at various dates in 2025 and 2026 and will be renewed as required.
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
Changes in higher and better use timberlands and real estate development investments from December 31, 2024 to September 30, 2025 are shown below:

	Higher and Better Use Timberlands and Real Estate Development Investments
	Land and Timber	Development Investments	Total
Non-current portion at December 31, 2024	$86,832	$22,778	$109,610
Plus: Current portion (a)	1,402	28,206	29,608
Total Balance at December 31, 2024	88,234	50,984	139,218
Non-cash cost of land and improved development	(1,197)	(24,286)	(25,483)
Amortization of parcel real estate development investments	—	(4,210)	(4,210)
Timber depletion from harvesting activities and basis of timber sold in real estate sales	(1,832)	—	(1,832)
Capitalized real estate development investments (b)	—	15,681	15,681
Capital expenditures (silviculture)	98	—	98
Intersegment transfers	9,315	—	9,315
Other (c)	(7,048)	—	(7,048)
Total Balance at September 30, 2025	87,570	38,169	125,739
Less: Current portion (a)	(2,491)	(13,712)	(16,203)
Non-current portion at September 30, 2025	$85,079	$24,457	$109,536

(a)The current portion of Higher and Better Use Timberlands and Real Estate Development Investments is recorded in Inventory. See Note 14 — Inventory for additional information.
(b)Capitalized real estate development investments include $0.7 million of capitalized interest and $3.8 million of parcel real estate development investments. Parcel real estate development investments represent investments made for specific lots and/or commercial parcels that are currently under contract or expected to be ready for market within one year.
(c)Other includes a $7.0 million non-cash asset impairment charge recognized on certain Higher and Better Use Timberland assets located in Washington, which were acquired in the 2020 merger with Pope Resources. The Company identified indicators of impairment, principally observed decreases in the market value of the underlying real property assets. Accordingly, the Company performed a long-lived asset impairment analysis and determined that the carrying value of these assets exceeded their estimated fair value. The resulting impairment charge was measured as the amount by which the carrying value of the impaired assets exceeded their estimated fair value. The estimated fair value was determined using projected discounted future cash flows, incorporating relevant and updated market data as of the measurement date.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

14.    INVENTORY
As of September 30, 2025 and December 31, 2024, our inventory consisted entirely of finished goods, as follows:

	September 30, 2025	December 31, 2024
Finished goods inventory
Real estate inventory (a)	$16,203	$29,608
Log inventory	—	1,271
Total inventory	$16,203	$30,879

(a)Represents the cost of HBU real estate expected to be sold, including capitalized development investments. See Note 13 — Higher And Better Use Timberlands and Real Estate Development Investments for additional information.

15.    OTHER OPERATING INCOME (EXPENSE), NET
Other operating income (expense), net consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gain (loss) on sale or disposal of property, plant and equipment	$23	—	($105)	$13
Restructuring charges (a)	—	—	(1,110)	—
Costs related to disposition initiatives (b)	—	(664)	—	(849)
Miscellaneous income, net	290	1	144	21
Total	$313	($663)	($1,071)	($815)

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
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

16.    INCOME TAXES

Rayonier is a REIT under the Internal Revenue Code and therefore generally does not pay U.S. federal or state income tax. As of September 30, 2025, Rayonier owns a 98.9% interest in the Operating Partnership and conducts substantially all of its timberland operations through the Operating Partnership. The taxable income or loss generated by the Operating Partnership is passed through and reported to its unit holders (including the Company) on a Schedule K-1 for inclusion in each unitholder’s income tax return.
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
PROVISION FOR INCOME TAXES
The Company’s tax expense for continuing operations is principally related to state income tax. The following table contains the income tax (expense) benefit recognized on the Consolidated Statements of Income and Comprehensive Income (Loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income tax (expense) benefit (a)	—	($10)	($291)	$981

(a)The nine months ended September 30, 2024 included a $1.2 million income tax benefit related to the pension settlement.
ANNUAL EFFECTIVE TAX RATE
The Company’s effective tax rate after discrete items is below the 21.0% U.S. statutory rate due to tax benefits associated with being a REIT. The following table contains the Company’s annualized effective tax rate after discrete items for its continuing operations:

	Nine Months Ended September 30,
	2025	2024
Annualized effective tax rate after discrete items	0.6%	(7.6%)

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

17.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the changes in AOCI by component for the nine months ended September 30, 2025 and the year ended December 31, 2024. All amounts are presented net of tax and exclude portions attributable to noncontrolling interests.

	Foreign currency translation (losses) gains		Net investment hedges of New Zealand subsidiary		Cash flow hedges		Employee benefit plans		Total Rayonier, L.P.	Allocation of Operating Partnership	Total Rayonier Inc.
Balance as of December 31, 2023	($19,533)		$1,321		$55,846		($9,616)		$28,018	($3,367)	$24,651
Other comprehensive (loss) income before reclassifications	(31,616)		—		13,713	(a)	5,251		(12,652)	163	(12,489)
Amounts reclassified from accumulated other comprehensive (loss) income	—		—		(27,826)		4,595	(b)	(23,231)	640	(22,591)
Net other comprehensive (loss) income	(31,616)		—		(14,113)		9,846		(35,883)	803	(35,080)
Balance as of December 31, 2024	($51,149)		$1,321		$41,733		$230		($7,865)	($2,564)	($10,429)
Other comprehensive income (loss) before reclassifications	19,766		—		1,265	(a)	—		21,031	(93)	20,938
Amounts reclassified from accumulated other comprehensive (loss) income	—		—		(12,749)		(5)	(b)	(12,754)	589	(12,165)
Amounts reclassified from accumulated other comprehensive (loss) income due to deconsolidation of discontinued operations	31,383	(c)	(1,321)	(c)	(994)	(c)	—		29,068	—	29,068
Net other comprehensive income (loss)	51,149		(1,321)		(12,478)		(5)		37,345	496	37,841
Balance as of September 30, 2025	—		—		$29,255		$225		$29,480	($2,068)	$27,412

(a)The nine months ended September 30, 2025 includes $4.8 million of other comprehensive loss related to interest rate products. The year ended December 31, 2024 included $21.8 million of other comprehensive income related to interest rate products. See Note 8 — Derivative Financial Instruments and Hedging Activities for additional information.
(b)This component of other comprehensive (loss) income is included in the computation of net periodic pension and post-retirement costs. The year ended December 31, 2024 includes a pension settlement charge of $4.6 million, net of tax of $1.2 million.
(c)The nine months ended September 30, 2025 includes $29.1 million of other comprehensive loss related to the deconsolidation of discontinued operations that was reclassified from AOCI to gain on sale of discontinued operations in the Consolidated Statements of Income and Comprehensive Income (Loss).

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table presents details of the amounts reclassified in their entirety from AOCI to net income for the nine months ended September 30, 2025 and September 30, 2024:

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive (loss) income		Affected line item in the Income Statement
	September 30, 2025	September 30, 2024
Realized loss on foreign currency exchange contracts	$1,592	$1,742	Income from operations of discontinued operations, net of tax
Realized loss on foreign currency option contracts	40	13	Income from operations of discontinued operations, net of tax
Noncontrolling interests	(376)	(404)	Comprehensive loss attributable to noncontrolling interests
Realized gain on interest rate contracts	(13,654)	(21,379)	Interest expense, net
Income tax effect from net loss on foreign currency contracts	(351)	(378)	Income from operations of discontinued operations, net of tax
Net gain on cash flow hedges reclassified from accumulated other comprehensive loss	($12,749)	($20,406)

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

18.    RESTRICTED CASH
Restricted cash includes cash deposited with a like-kind exchange (“LKE”) intermediary and cash held in escrow. In order to qualify for LKE treatment, the proceeds from real estate sales must be deposited with a third-party intermediary. These proceeds are accounted for as restricted cash until a suitable replacement property is acquired. In the event LKE purchases are not completed, the proceeds are returned to the Company after 180 days and reclassified as available cash. Additionally, restricted cash includes cash balances held in escrow as collateral for certain contractual obligations related to our Heartwood development project as well as cash held in escrow for real estate sales.
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Consolidated Balance Sheets that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	September 30,	December 31,	September 30,
	2025	2024	2024
Restricted cash, current:
Restricted cash deposited with LKE intermediary	—	$19,366	—
Total restricted cash, current:	—	19,366	—

Restricted cash, non-current:
Restricted cash held in escrow	677	676	676
Restricted cash deposited with LKE intermediary	—	—	2,345
Total restricted cash, non-current:	677	676	3,021

Total restricted cash shown in the Consolidated Balance Sheets	677	20,042	3,021
Cash and cash equivalents	919,582	303,065	51,946
Total cash, cash equivalents and restricted cash from continuing operations shown in the Consolidated Statements of Cash Flows	$920,259	$323,107	$54,967

19.    ASSETS HELD FOR SALE (EXCLUDING DISCONTINUED OPERATIONS)
Assets held for sale (excluding discontinued operations) comprise properties not included in inventory that are expected to be sold within 12 months and meet the held-for-sale criteria of ASC 360-10-45-9. The basis of these properties was $3.4 million and $5.4 million, as of September 30, 2025, and December 31, 2024, respectively. As the basis in these properties was less than the fair value, including costs to sell, no impairment was recognized during the nine months ended September 30, 2025.

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
Effective during the third quarter of 2025, the previously reported Trading segment’s log trading activities conducted in the U.S. South and Pacific Northwest are now reported in the respective Southern Timber and Pacific Northwest Timber segments. All prior amounts have been reclassified to reflect the newly aligned segment structure. See Note 3 — Segment and Geographical Information for additional information.
FORWARD-LOOKING STATEMENTS
Certain statements in this document regarding anticipated financial outcomes, including our earnings guidance, if any, business and market conditions, outlook, expected dividend rate, our acquisition and disposition activity, including the ability to realize the intended benefits of our proposed merger with PotlatchDeltic Corporation and the risk that we may fail to complete the proposed merger on the terms contemplated or at all, expected harvest schedules, timberland acquisitions and dispositions, the anticipated benefits of our business strategies, including the recent sale of the entities holding our interest in the New Zealand joint venture and the anticipated use of proceeds from such sale, and other similar statements relating to our future events, developments, or financial or operational performance or results, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate,” “believe,” “intend,” “project,” “anticipate” and other similar language. However, the absence of these or similar words or expressions does not mean that a statement is not forward-looking. While management believes that these forward-looking statements are reasonable when made, forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. The risk factors contained in Item 1A — Risk Factors in our 2024 Form 10-K, as well as the risk factor contained in Part II, Item 1A — Risk Factors in this quarterly report on Form 10-Q, and similar discussions included in other reports that we subsequently file with the SEC, among others, could cause actual results or events to differ materially from our historical experience and those expressed in forward-looking statements made in this document.
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

OUR COMPANY
    We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive softwood timber growing regions in the United States. We invest in timberlands and actively manage them to provide current income and attractive long-term returns to our shareholders. We conduct our business through an umbrella partnership real estate investment trust (“UPREIT”) structure in which our assets are owned by our Operating Partnership and its subsidiaries. Rayonier manages the Operating Partnership as its sole general partner. Our revenues, operating income and cash flows are primarily derived from the following core business segments: Southern Timber, Pacific Northwest Timber, and Real Estate. Due to the sale of our entire 77% interest in the New Zealand joint venture, the results of our New Zealand operations have been reflected as discontinued operations. See Note 3 — Segment and Geographical Information for further discussion of our reportable segments and Note 2 — Discontinued Operations for additional information regarding the sale of the New Zealand joint venture. As of September 30, 2025, we owned or leased under long-term agreements approximately 2.0 million acres of timberlands located in the U.S. South (1.72 million acres) and U.S. Pacific Northwest (307,000 acres).
SEGMENT INFORMATION
    The Southern Timber and Pacific Northwest Timber segments include all activities related to the harvesting of timber and other value-added activities such as the licensing of properties for hunting, the leasing of properties for mineral extraction and cell towers, revenue from land-based solutions such as carbon capture and storage and solar energy, and log trading activities conducted from the U.S. South and Pacific Northwest.
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
INDUSTRY AND MARKET CONDITIONS
    The demand for timber is directly related to the underlying demand for pulp, paper, packaging, lumber and other wood products. The significant majority of timber sold in our Southern Timber segment is consumed domestically. With a higher proportion of pulpwood, our Southern Timber segment relies heavily on downstream markets for pulp and paper, lumber, and to a lesser extent wood pellets. Our Pacific Northwest Timber segment relies primarily on domestic lumber customers but demand for log exports to Asia-Pacific countries can also contribute to demand in the region. The Southern Timber and Pacific Northwest Timber segments are sensitive to the strength of U.S. lumber markets, which are closely tied to housing starts. The strength of U.S. lumber markets could also be affected by a 10% ad valorem duty on softwood timber and lumber imports that came into effect on October 14, 2025, following an investigation authorized under Section 232 of the Trade Expansion Act of 1962 arising from Executive Order 14223 Addressing the Threat to National Security from Imports of Timber, Lumber, and Their Derivative Products (March 1, 2025). These tariffs, along with increased duties on Canadian lumber from the sixth administrative review of the anti-dumping and countervailing order on softwood lumber from Canada, could increase lumber prices and/or increase U.S. domestic production of wood products to meet domestic demand, which could likewise increase domestic log demand and pricing. However, this could potentially be partially offset by softer end-market demand due to increased construction costs and/or weaker overall market conditions stemming from changes in trade policy and/or broader economic uncertainty.
Pricing within our timber segments is subject to broad macroeconomic influences and local market conditions. Residential construction activity is a key macroeconomic factor. Locally, prices can fluctuate based on weather patterns, available log inventories, mill demand, and access to export markets. Currently, in our Southern Timber segment, pine stumpage realizations continue to be constrained by softer overall demand for pulpwood and sawtimber, recent mill closures and the lingering effects of significant salvage activity earlier in the year. Meanwhile, the Pacific Northwest Timber segment has seen generally stable weighted-average delivered log prices due to balanced supply and demand. While Executive Order 14225, Immediate Expansion of American Timber Production (March 1, 2025) could increase the supply of available timber from federal lands, any potential impacts would likely be most prevalent in the Pacific Northwest. Further, despite the potential long-term increase in the supply of available timber, significant logistical and infrastructure-related challenges will likely limit near-term market impacts.
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

DISCUSSION OF TIMBER INVENTORY AND SUSTAINABLE YIELD
    See Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield in our 2024 Form 10-K.
OUR TIMBERLANDS
    Our timber operations are disaggregated into two geographically distinct segments: Southern Timber and Pacific Northwest Timber. The following tables provide a breakdown of our timberland holdings as of September 30, 2025 and December 31, 2024.

(acres in 000s)	As of September 30, 2025			As of December 31, 2024
	Owned	Leased	Total	Owned	Leased	Total
Southern
Alabama	248	3	251	250	3	253
Arkansas	—	1	1	—	2	2
Florida	337	30	367	360	35	395
Georgia	610	49	659	611	49	660
Louisiana	146	—	146	146	—	146
South Carolina	15	—	15	15	—	15
Texas	276	—	276	279	—	279
	1,632	83	1,715	1,661	89	1,750

Pacific Northwest
Oregon	6	—	6	6	—	6
Washington	299	2	301	299	3	302
	305	2	307	305	3	308

New Zealand (a)	—	—	—	178	234	412
Total	1,937	85	2,022	2,144	326	2,470

(a)Represents legal acres owned and leased by our 77% New Zealand joint venture interest, which was sold on June 30, 2025. See Note 2 — Discontinued Operations for additional information.

The following tables detail activity for owned and leased acres in our timberland holdings by state from December 31, 2024 to September 30, 2025:

(acres in 000s)	Acres Owned
	December 31, 2024	Acquisitions	Sales	September 30, 2025
Southern
Alabama	250	—	(2)	248
Florida	360	—	(23)	337
Georgia	611	—	(1)	610
Louisiana	146	—	—	146
South Carolina	15	—	—	15
Texas	279	—	(3)	276
	1,661	—	(29)	1,632

Pacific Northwest
Oregon	6	—	—	6
Washington	299	—	—	299
	305	—	—	305

New Zealand (a)	178	—	(178)	—
Total	2,144	—	(207)	1,937

(a)Represents legal acres owned by our 77% New Zealand joint venture interest, which was sold on June 30, 2025. See Note 2 — Discontinued Operations for additional information.

(acres in 000s)	Acres Leased
	December 31, 2024	New Leases	Sold/Expired Leases (a)	September 30, 2025
Southern
Alabama	3	—	—	3
Arkansas	2	—	(1)	1
Florida	35	—	(5)	30
Georgia	49	—	—	49
	89	—	(6)	83

Pacific Northwest
Washington (b)	3	—	(1)	2

New Zealand (c)	234	—	(234)	—
Total	326	—	(241)	85

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

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS
The following table provides key financial information by segment and on a consolidated basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
Financial Information (in millions)	2025	2024	2025	2024
Sales
Southern Timber	$66.8	$62.4	$171.1	$192.5
Pacific Northwest Timber	19.9	31.6	65.5	83.8
Real Estate
Improved Development	20.6	12.0	32.4	16.4
Unimproved Development	—	—	3.0	—
Rural	7.3	13.8	28.3	30.0
Timberland & Non-Strategic	53.5	—	53.5	0.6
Conservation Easement	—	1.1	—	1.1
Deferred Revenue/Other (a)	9.4	3.2	13.2	13.0
Total Real Estate	90.8	30.1	130.4	61.1
Total Sales	$177.5	$124.1	$367.0	$337.4

Operating Income (Loss)
Southern Timber	$22.5	$19.8	$45.3	$59.9
Pacific Northwest Timber	1.8	0.8	3.5	(5.0)
Real Estate (b)	26.4	8.6	35.2	9.0
Corporate and Other (c)	(9.0)	(10.4)	(27.7)	(31.9)
Operating Income	41.7	18.8	56.3	32.0
Interest expense, net	(6.8)	(9.2)	(19.7)	(27.2)
Interest income	9.8	1.1	15.0	4.8
Other miscellaneous (expense) income, net (d)	(1.0)	11.5	(3.4)	3.3
Income tax (expense) benefit (e)	—	—	(0.3)	1.0
Income from continuing operations	43.7	22.2	47.9	13.9
Income from operations of discontinued operations, net of tax	—	8.2	1.9	21.9
Gain on sale of discontinued operations	—	—	404.4	—
Income from discontinued operations	—	8.2	406.3	21.9
Net Income	43.7	30.4	454.2	35.8
Less: Net (income) loss attributable to noncontrolling interests in consolidated affiliates	—	(1.3)	0.2	(3.3)
Net Income Attributable to Rayonier, L.P.	$43.7	$29.1	$454.4	$32.5
Less: Net income attributable to noncontrolling interests in the Operating Partnership	(0.5)	(0.3)	(5.9)	(0.5)
Net Income Attributable to Rayonier Inc.	$43.2	$28.8	$448.5	$32.0

Adjusted EBITDA (f)
Southern Timber	$42.7	$37.9	$98.1	$116.6
Pacific Northwest Timber	6.4	8.7	19.1	19.3
Real Estate	73.8	19.9	94.4	29.0
Corporate and Other	(8.6)	(9.3)	(25.4)	(29.8)
Total Adjusted EBITDA	$114.3	$57.2	$186.2	$135.2

(a)Includes deferred revenue adjustments, builder price participation, and other fees related to Improved Development sales in addition to residential and commercial lease revenue.
(b)The three and nine months ended September 30, 2025 includes a $7.0 million asset impairment charge.
(c)The nine months ended September 30, 2025 includes $1.1 million of restructuring charges. The three and nine months ended September 30, 2024 includes $0.7 million and $0.8 million, respectively, of costs related to disposition initiatives.
(d)The nine months ended September 30, 2025 includes $1.7 million of net costs associated with legal settlements. The three months ended September 30, 2024 includes $12.0 million of net recoveries associated with legal settlements, which is partially offset by $0.3 million of pension settlement charges. The nine months ended September 30, 2024 includes $9.6 million of net recoveries associated with legal settlements, which is partially offset by $6.0 million of pension settlement charges.
(e)The nine months ended September 30, 2024 includes a $1.2 million income tax benefit related to the pension settlement.
(f)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended September 30,		Nine Months Ended September 30,
Southern Timber Overview *	2025	2024	2025	2024
Sales Volume (in thousands of tons) (a)
Pine Pulpwood	912	909	2,558	2,851
Pine Sawtimber	901	583	2,251	2,207
Total Pine Volume	1,813	1,492	4,809	5,058
Hardwood	131	79	314	194
Total Volume	1,944	1,570	5,123	5,252

% Delivered Volume (vs. Total Volume)	32%	36%	35%	32%
% Pine Sawtimber Volume (vs. Total Pine Volume)	50%	39%	47%	44%
% Export Volume (vs. Total Volume) (b)	—	—	—	1%

Net Stumpage Pricing (dollars per ton) (a)(c)
Pine Pulpwood	$13.77	$17.21	$13.65	$17.13
Pine Sawtimber	26.73	27.46	26.50	29.38
Weighted Average Pine	$20.20	$21.22	$19.66	$22.48
Hardwood	14.43	12.35	13.10	12.47
Weighted Average Total	$19.81	$20.77	$19.26	$22.11

Summary Financial Data (in millions of dollars)
Timber Sales	$52.2	$45.4	$137.9	$156.1
Less: Cut and Haul	(13.8)	(12.5)	(39.5)	(37.7)
Less: Port and Freight	—	(0.4)	—	(2.4)
Net Stumpage Sales	$38.4	$32.5	$98.4	$116.0

Trading Sales	—	0.4	—	1.2
Land-Based Solutions (d)	2.8	2.8	8.4	7.1
Other Non-Timber Sales	11.8	13.9	24.9	28.1
Total Sales	$66.8	$62.4	$171.1	$192.5

Operating Income	$22.5	$19.8	$45.3	$59.9
(+) Depreciation, depletion and amortization	20.1	18.1	52.8	56.7
Adjusted EBITDA (e)	$42.7	$37.9	$98.1	$116.6

Other Data
Period-End Acres (in thousands)	1,715	1,843	1,715	1,843

*Prior periods have been retrospectively adjusted for financial impacts of log trading activities in the U.S.South due to the elimination of the Trading segment.
(a)Excludes log trading activities.
(b)Estimated percentage of export volume, which includes volumes sold to third-party exporters in addition to direct exports through our log export program.
(c)Pulpwood and sawtimber product pricing for composite stumpage sales is estimated based on market data.
(d)Consists primarily of sales from carbon capture and storage (“CCS”) and solar energy contracts.
(e)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended September 30,		Nine Months Ended September 30,
Pacific Northwest Timber Overview *	2025	2024	2025	2024
Sales Volume (in thousands of tons) (a)
Pulpwood	33	42	113	145
Domestic Sawtimber (b)	177	268	606	756
Export Sawtimber	—	9	1	28
Total Volume	210	319	719	929

% Delivered Volume (vs. Total Volume)	94%	78%	93%	85%
% Sawtimber Volume (vs. Total Volume)	84%	87%	84%	84%
% Export Volume (vs. Total Volume) (c)	1%	8%	1%	7%

Delivered Log Pricing (in dollars per ton) (a)
Pulpwood	$36.12	$30.14	$32.39	$29.85
Domestic Sawtimber	100.16	95.27	95.37	90.06
Export Sawtimber (d)	—	138.00	84.07	137.77
Weighted Average Log Price	$89.91	$88.06	$85.50	$82.13

Summary Financial Data (in millions of dollars)
Timber Sales	$18.3	$25.7	$59.9	$72.8
Less: Cut and Haul	(8.4)	(10.1)	(27.6)	(31.1)
Less: Port and Freight	—	(0.6)	—	(1.8)
Net Stumpage Sales	$9.9	$15.0	$32.3	$39.9

Trading Sales	—	4.4	1.8	7.1
Land-Based Solutions	—	—	0.1	—
Other Non-Timber Sales	1.6	1.5	3.8	3.9
Total Sales	$19.9	$31.6	$65.5	$83.8

Operating Income (Loss)	$1.8	$0.8	$3.5	($5.0)
(+) Depreciation, depletion and amortization	4.6	7.8	15.6	24.3
Adjusted EBITDA (e)	$6.4	$8.7	$19.1	$19.3

Other Data
Period-End Acres (in thousands)	307	417	307	417
Sawtimber (in dollars per MBF) (a)(f)	$738	$663	$722	$660

*Prior periods have been retrospectively adjusted for financial impacts of log trading activities in the U.S. Pacific Northwest due to the elimination of the Trading segment.
(a)Excludes log trading activities.
(b)Includes volumes sold to third-party exporters.
(c)Estimated percentage of export volume, which includes volumes sold to third-party exporters in addition to direct exports through our log export program.
(d)Pricing is reported on a CFR basis (i.e., inclusive of export costs and freight).
(e)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.
(f)Delivered Sawtimber excluding chip-n-saw.

	Three Months Ended September 30,		Nine Months Ended September 30,
Real Estate Overview *	2025	2024	2025	2024
Sales (in millions of dollars)
Improved Development (a)	$20.6	$12.0	$32.4	$16.4
Unimproved Development	—	—	3.0	—
Rural	7.3	13.8	28.3	30.0
Timberland & Non-Strategic	53.5	—	53.5	0.6
Conservation Easement	—	1.1	—	1.1
Deferred Revenue/Other (b)	9.4	3.2	13.2	13.0
Total Sales	$90.8	$30.1	$130.4	$61.1

Acres Sold
Improved Development (a)	227.1	116.0	331.5	176.9
Unimproved Development	—	—	311	—
Rural	1,520	2,800	5,398	5,737
Timberland & Non-Strategic	21,601	—	21,601	430
Total Acres Sold	23,348	2,916	27,642	6,344

Gross Price per Acre (dollars per acre)
Improved Development (a)	$90,675	$103,421	$97,656	$92,701
Unimproved Development	—	—	9,635	—
Rural	4,811	4,916	5,245	5,223
Timberland & Non-Strategic	2,477	—	2,477	1,421
Weighted Average (Total)	$3,486	$8,835	$4,239	$7,405
Weighted Average (Adjusted) (c)	$2,630	$4,916	$3,106	$4,958

Operating Income	$26.4	$8.6	$35.2	$9.0
(+) Asset impairment charge (d)	7.0	—	7.0	—
(+) Depreciation, depletion and amortization	9.6	1.5	12.1	3.8
(+) Non-cash cost of land and improved development	30.7	9.8	40.0	16.2
Adjusted EBITDA (e)	$73.8	$19.9	$94.4	$29.0

* All periods presented exclude results from our 77% New Zealand joint venture interest, which was sold on June 30, 2025 and is reflected as Discontinued Operations in the Consolidated Financial Statements. See Note 2 — Discontinued Operations for additional information.
(a)Reflects land with capital invested in infrastructure improvements.
(b)Includes deferred revenue adjustments, builder price participation, and other fees related to Improved Development sales in addition to residential and commercial lease revenue.
(c)Excludes Improved Development.
(d)Asset impairment charge reflects an impairment charge recognized on certain real estate assets located in Washington, which were acquired in the 2020 merger with Pope Resources.
(e)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended September 30,		Nine Months Ended September 30,
Capital Expenditures By Segment (in millions of dollars) *	2025	2024	2025	2024
Timber Capital Expenditures
Southern Timber
Reforestation, silviculture and other capital expenditures	$7.0	$5.5	$17.9	$19.6
Property taxes	2.2	2.0	5.9	5.9
Lease payments	0.1	0.1	0.4	0.6
Allocated overhead	1.6	1.5	4.4	4.7
Subtotal Southern Timber	$10.9	$9.1	$28.6	$30.7
Pacific Northwest Timber
Reforestation, silviculture and other capital expenditures	0.9	1.0	4.0	5.1
Property taxes	0.1	0.1	0.3	0.4
Allocated overhead	0.7	1.1	2.1	3.7
Subtotal Pacific Northwest Timber	$1.7	$2.2	$6.3	$9.2
Total Timber Segments Capital Expenditures	$12.6	$11.3	$34.9	$40.0
Real Estate	—	0.1	0.1	0.2
Corporate	—	—	—	0.1
Total Capital Expenditures	$12.6	$11.4	$35.0	$40.3

Timberland Acquisitions
Southern Timber	—	3.6	—	3.6
Timberland Acquisitions	—	$3.6	—	$3.6

Real Estate Development Investments (a)	$3.7	$8.9	$11.9	$19.1

*All periods presented exclude results from our 77% New Zealand joint venture interest, which was sold on June 30, 2025 and is reflected as Discontinued Operations in the Consolidated Financial Statements. See Note 2 — Discontinued Operations for additional information.
(a)Represents investments in master infrastructure or entitlements in our real estate development projects. Real Estate Development Investments are amortized as the underlying properties are sold and included in Non-Cash Cost of Land and Improved Development.

	Three Months Ended September 30,		Nine Months Ended September 30,
Discontinued Operations *	2025	2024	2025	2024
Summary Financial Data by Historical Segment (in millions of dollars)
New Zealand Timber
Timber Sales	—	$57.9	$101.6	$149.2
Less: Cut and Haul	—	(23.3)	(42.1)	(60.8)
Less: Port and Freight	—	(21.1)	(30.7)	(51.3)
Net Stumpage Sales	—	$13.5	$28.9	$37.1
Carbon Credit Sales	—	8.6	—	16.4
Other Non-Timber Sales	—	0.3	0.5	0.6
Total New Zealand Timber Sales	—	$66.8	$102.2	$166.3

Real Estate
Land Sales	—	—	—	15.5
Total Real Estate Sales	—	—	—	$15.5

Trading
Trading Sales	—	3.8	6.6	16.6
Non-Timber Sales	—	0.4	0.5	1.1
Total Trading Sales	—	$4.2	$7.2	$17.7

Corporate / Intersegment Eliminations
Non-Timber Sales	—	(0.1)	—	(0.2)
Total Corporate / Intersegment Eliminations	—	($0.1)	—	($0.2)

Total sales from discontinued operations	—	$70.9	$109.3	$199.3

Income from operations of discontinued operations, net of tax	—	$8.2	$1.9	$21.9
Gain on sale of discontinued operations	—	—	404.4	—
Income from discontinued operations	—	$8.2	$406.3	$21.9

*Due to the Company's sale of the entities that hold its entire 77% New Zealand joint venture interest, which was completed on June 30, 2025, New Zealand operating results are classified as Discontinued Operations in our Consolidated Financial Statements for all periods presented.

    The following tables summarize sales, operating income (loss) and Adjusted EBITDA variances for September 30, 2025 versus September 30, 2024 (millions of dollars):

Sales	Southern Timber		Pacific Northwest Timber		Real Estate		Total
Three Months Ended September 30, 2024	$62.4		$31.6		$30.1		$124.1
Volume	7.4		(9.5)		173.7		171.6
Price	(1.8)		0.1		(119.0)		(120.7)
Non-timber sales (a)	(2.0)		0.1		—		(1.9)
Other	0.8	(b)	(2.4)	(b)	6.0	(c)	4.4
Three Months Ended September 30, 2025	$66.8		$19.9		$90.8		$177.5

(a)For the Southern Timber segment, includes sales from carbon capture and storage ("CCS") and solar energy contracts.
(b)Includes variance due to stumpage versus delivered sales.
(c)Includes deferred revenue adjustments, builder price participation, and other fees related to Improved Development sales in addition to Conservation Easement sales and residential and commercial lease revenue.

Sales	Southern Timber		Pacific Northwest Timber		Real Estate		Total
Nine Months Ended September 30, 2024	$192.5		$83.8		$61.1		$337.4
Volume	(4.1)		(13.3)		150.2		132.8
Price	(14.5)		0.8		(81.2)		(94.9)
Non-timber sales (a)	(2.0)		0.1		—		(1.9)
Other	(0.8)	(b)	(5.9)	(b)	0.3	(c)	(6.4)
Nine Months Ended September 30, 2025	$171.1		$65.5		$130.4		$367.0

(a)For the Southern Timber segment, includes sales from carbon capture and storage ("CCS") and solar energy contracts.
(b)Includes variance due to stumpage versus delivered sales.
(c)Includes deferred revenue adjustments, builder price participation, and other fees related to Improved Development sales in addition to Conservation Easement sales and residential and commercial lease revenue.

Operating Income	Southern Timber	Pacific Northwest Timber	Real Estate	Corporate and Other	Total
Three Months Ended September 30, 2024	$19.8	$0.8	$8.6	($10.4)	$18.8
Volume	3.7	(1.4)	101.6	—	103.9
Price (a)	(1.8)	0.1	(119.0)	—	(120.7)
Cost	0.4	1.6	(6.3)	0.8	(3.5)
Non-timber income (b)	(1.5)	0.1	—	—	(1.4)
Depreciation, depletion & amortization	1.9	0.6	1.0	—	3.5
Non-cash cost of land and improved development	—	—	41.2	—	41.2
Other (c)	—	—	(0.7)	0.7	—
Three Months Ended September 30, 2025	$22.5	$1.8	$26.4	($9.0)	$41.7

(a)For Timber segments, price reflects net stumpage realizations (i.e., net of cut and haul and shipping costs). For Real Estate, price is presented net of cash closing costs.
(b)For the Southern Timber segment, includes income from carbon capture and storage (“CCS”) and solar energy contracts.
(c)Real Estate includes a $7.0 million asset impairment charge in the current year. Real Estate also includes deferred revenue adjustments, builder price participation, and other fees related to Improved Development sales in addition to Conservation Easement sales and residential and commercial lease revenue. Corporate and Other includes $0.7 million of costs related to disposition initiatives in the prior year period.

Operating Income (Loss)	Southern Timber	Pacific Northwest Timber	Real Estate	Corporate and Other	Total
Nine Months Ended September 30, 2024	$59.9	($5.0)	$9.0	($31.9)	$32.0
Volume	(1.5)	(1.6)	90.6	—	87.5
Price (a)	(14.5)	1.7	(81.2)	—	(94.0)
Cost	0.3	5.0	(5.9)	4.4	3.8
Non-timber income (b)	(1.4)	0.1	—	—	(1.3)
Depreciation, depletion & amortization	2.5	3.3	3.3	0.1	9.2
Non-cash cost of land and improved development	—	—	22.5	—	22.5
Other (c)	—	—	(3.1)	(0.3)	(3.4)
Nine Months Ended September 30, 2025	$45.3	$3.5	$35.2	($27.7)	$56.3

(a)For Timber segments, price reflects net stumpage realizations (i.e., net of cut and haul and shipping costs). For Real Estate, price is presented net of cash closing costs.
(b)For the Southern Timber segment, includes income from carbon capture and storage (“CCS”) and solar energy contracts.
(c)Real Estate includes a $7.0 million asset impairment charge in the current year. Real Estate also includes deferred revenue adjustments, builder price participation, and other fees related to Improved Development sales in addition to Conservation Easement sales and residential and commercial lease revenue. Corporate and Other includes $1.1 million of restructuring charges in the current period, compared to $0.8 million of costs related to disposition initiatives in the prior year period.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	Real Estate	Corporate and Other	Total
Three Months Ended September 30, 2024	$37.9	$8.7	$19.9	($9.3)	$57.2
Volume	7.7	(4.1)	173.7	—	177.3
Price (b)	(1.8)	0.1	(119.0)	—	(120.7)
Cost	0.4	1.6	(6.3)	0.8	(3.5)
Non-timber income (c)	(1.5)	0.1	—	—	(1.4)
Other (d)	—	—	5.5	—	5.5
Three Months Ended September 30, 2025	$42.7	$6.4	$73.8	($8.6)	$114.3

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
(d)Real Estate includes deferred revenue adjustments, builder price participation, and other fees related to Improved Development sales in addition to Conservation Easement sales and residential and commercial lease revenue.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	Real Estate	Corporate and Other	Total
Nine Months Ended September 30, 2024	$116.6	$19.3	$29.0	($29.8)	$135.2
Volume	(2.9)	(7.0)	150.2	—	140.3
Price (b)	(14.5)	1.7	(81.2)	—	(94.0)
Cost	0.3	5.0	(5.9)	4.4	3.8
Non-timber income (c)	(1.4)	0.1	—	—	(1.3)
Other (d)	—	—	2.3	—	2.3
Nine Months Ended September 30, 2025	$98.1	$19.1	$94.4	($25.4)	$186.2

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
(d)Real Estate includes deferred revenue adjustments, builder price participation, and other fees related to Improved Development sales in addition to Conservation Easement sales and residential and commercial lease revenue.

SOUTHERN TIMBER
    Third quarter sales of $66.8 million increased $4.4 million, or 7%, versus the prior year period. Harvest volumes increased 24% to 1.94 million tons versus 1.57 million tons in the prior year period, as production improved due to drier weather conditions and increased demand for green logs as salvage operations in our Atlantic region subsided. Average pine sawtimber stumpage realizations decreased 3% to $26.73 per ton versus $27.46 per ton in the prior year period due to a combination of softer demand from Southern sawmills and lingering effects on log pricing following significant salvage activity earlier this year. Average pine pulpwood stumpage realizations decreased 20% to $13.77 per ton versus $17.21 per ton in the prior year period, driven by softer demand from pulp mills following recent mill closures, the lingering effects of salvage activity, and a less favorable geographic mix. Overall, weighted-average net stumpage realizations (including hardwood) decreased 5% to $19.81 per ton versus $20.77 per ton in the prior year period, as lower pulpwood pricing was partially offset by a higher proportion of sawtimber volume. Operating income of $22.5 million increased $2.8 million versus the prior year period due to higher volumes ($3.7 million), lower depletion expense ($1.9 million), and lower costs ($0.4 million), partially offset by lower net stumpage realizations ($1.8 million) and lower non-timber income ($1.5 million). Third quarter Adjusted EBITDA of $42.7 million was 13%, or $4.8 million, above the prior year period.

Year-to-date sales of $171.1 million decreased $21.4 million, or 11%, versus the prior year period. Harvest volumes decreased 2% to 5.12 million tons versus 5.25 million tons in the prior year period, primarily due to softer mill demand coupled with the impact of the Large Disposition we completed in Oklahoma in late 2024. Average pine sawtimber stumpage realizations decreased 10% to $26.50 per ton versus $29.38 per ton in the prior year period due to a combination of softer demand from Southern sawmills and competing log supply from salvage timber. Average pine pulpwood stumpage realizations decreased 20% to $13.65 per ton versus $17.13 per ton in the prior year period, driven by the impact of salvage volume on the market and softer demand from pulp mills. Overall, weighted-average stumpage realizations (including hardwood) decreased 13% to $19.26 per ton versus $22.11 per ton in the prior year period. Operating income of $45.3 million decreased $14.6 million versus the prior year period due to lower net stumpage realizations ($14.5 million), lower volumes ($1.5 million), and lower non-timber income ($1.4 million), partially offset by lower depletion expense ($2.5 million) and lower costs ($0.3 million). Year-to-date Adjusted EBITDA of $98.1 million was 16%, or $18.5 million, below the prior year period.
PACIFIC NORTHWEST TIMBER
Third quarter sales of $19.9 million decreased $11.7 million, or 37%, versus the prior year period. Harvest volumes decreased 34% to 210,000 tons versus 319,000 tons in the prior year period, primarily due to the impact of the Large Dispositions completed in the fourth quarter of 2024. Average delivered prices for domestic sawtimber increased 5% to $100.16 per ton versus $95.27 per ton in the prior year period, primarily due to a favorable species mix. Average delivered pulpwood prices increased 20% to $36.12 per ton versus $30.14 per ton in the prior year period, primarily due to reduced sawmill residuals on the market. Operating income of $1.8 million increased $0.9 million versus the prior year period due to lower costs ($1.6 million), lower depletion expense ($0.6 million), higher net stumpage realizations ($0.1 million), and higher non-timber income ($0.1 million), partially offset by lower volumes ($1.4 million). Third quarter Adjusted EBITDA of $6.4 million was 26%, or $2.3 million, below the prior year period.

Year-to-date sales of $65.5 million decreased $18.3 million, or 22%, versus the prior year period. Harvest volumes decreased 23% to 719,000 tons versus 929,000 tons in the prior year period, primarily due to the impact of the Large Dispositions completed in the fourth quarter of 2024. Average delivered prices for domestic sawtimber increased 6% to $95.37 per ton versus $90.06 per ton in the prior year period, primarily due to improved demand from domestic lumber mills in anticipation of additional duties on Canadian lumber and a favorable geographic mix. Average delivered pulpwood prices increased 9% to $32.39 per ton versus $29.85 per ton in the prior year period, primarily due to reduced sawmill residuals and modestly improved supply/demand dynamics. Operating income of $3.5 million versus an operating loss of $5.0 million in the prior year period was driven by lower costs ($5.0 million), lower depletion expense ($3.3 million), higher net stumpage realizations ($1.7 million), and higher non-timber income ($0.1 million), partially offset by lower volumes ($1.6 million). Year-to-date Adjusted EBITDA of $19.1 million was 1%, or $0.2 million, below the prior year period.

REAL ESTATE
Third quarter sales of $90.8 million increased $60.7 million versus the prior year period, while operating income of $26.4 million increased $17.8 million versus the prior year period. Sales and operating income increased versus the prior year period primarily due to higher acres sold (23,348 acres sold versus 2,916 acres sold in the prior year period) partially offset by lower weighted-average prices ($3,486 per acre versus $8,835 per acre in the prior year period).
Improved Development sales of $20.6 million included $16.5 million from the Wildlight development project north of Jacksonville, Florida, $3.7 million from the Heartwood development project south of Savannah, Georgia, and $0.4 million from the sale of a two-acre commercial-use parcel in Kitsap County, Washington ($206,000 per acre). Sales in Wildlight consisted of three residential pod sales totaling 212 acres ($78,000 per acre), while sales in Heartwood consisted of a 14-acre parcel for a senior living community ($271,000 per acre). This compares to Improved Development sales of $12.0 million in the prior year period.
Rural sales of $7.3 million consisted of 1,520 acres at an average price of $4,811 per acre. This compares to prior year period sales of $13.8 million, which consisted of 2,800 acres at an average price of $4,916 per acre.
Timberland & Non-Strategic sales of $53.5 million consisted of a 21,601-acre transaction in Florida sold to a conservation-oriented buyer for $2,477 per acre. This property was deemed non-strategic due to its low plantability, young age-class distribution, and distance from core holdings in the region. There were no Timberland & Non-Strategic sales in the prior year period.
Third quarter Adjusted EBITDA of $73.8 million increased $53.9 million versus the prior year period.
Year-to-date sales of $130.4 million increased $69.3 million versus the prior year period, while operating income of $35.2 million increased $26.2 million versus the prior year period. Sales and operating income increased in the first nine months primarily due to higher acres sold (27,642 acres sold versus 6,344 acres sold in the prior year period), partially offset by lower weighted-average prices ($4,239 per acre versus $7,405 per acre in the prior year period). Year-to-date Adjusted EBITDA of $94.4 million increased $65.4 million versus the prior year period.
OTHER ITEMS
CORPORATE AND OTHER EXPENSE
    Third quarter corporate and other operating expenses of $9.0 million decreased $1.4 million versus the prior year period, primarily due to lower compensation and benefits expenses and $0.7 million of costs related to disposition initiatives in the prior year quarter.
Year-to-date corporate and other operating expenses of $27.7 million decreased $4.2 million versus the prior year period, primarily due to lower compensation and benefits expenses. The current year period includes $1.1 million of restructuring charges, while the prior year period included $0.8 million of costs related to disposition initiatives. The restructuring charges were related to our previously announced workforce optimization initiative, which was effectuated during the first quarter.
INTEREST EXPENSE, NET
    Third quarter and year-to-date interest expense of $6.8 million and $19.7 million decreased $2.4 million and $7.5 million, respectively, versus the prior year period, primarily due to lower average outstanding debt.
INTEREST INCOME
Third quarter and year-to-date interest income of $9.8 million and $15.0 million increased $8.7 million and $10.3 million, respectively, versus the prior year period, primarily due to a higher cash balance following the Large Dispositions completed in late 2024 and the sale of the Company’s New Zealand joint venture interest in the second quarter of 2025.

OTHER MISCELLANEOUS (EXPENSE) INCOME, NET
Third quarter other miscellaneous expense of $1.0 million compares to prior year period other miscellaneous income of $11.5 million, which included $12.0 million of net recoveries associated with legal settlements, partially offset by $0.3 million of pension settlement charges.
Year-to-date other miscellaneous expense of $3.4 million includes $1.7 million of net costs associated with legal settlements. This compares to prior year period other miscellaneous income of $3.3 million, which included $9.6 million of net recoveries associated with legal settlements, partially offset by $6.0 million of pension settlement charges.
INCOME TAX (EXPENSE) BENEFIT
    Year-to-date income tax expense of $0.3 million versus income tax benefit of $1.0 million in the prior year period was primarily due to a $1.2 million tax benefit associated with the Company’s pension plan termination and settlement in the prior year period.
INCOME FROM DISCONTINUED OPERATIONS
Discontinued operations relates to the sale of our New Zealand joint venture, which was completed on June 30, 2025. Third quarter prior year period income from operations of discontinued operations, net of tax was $8.2 million.
Year-to-date income of $406.3 million includes a $404.4 million gain on the sale of the Company’s New Zealand joint venture interest and $1.9 million of income from operations of discontinued operations, net of tax. This compares to prior year period income from operations of discontinued operations, net of tax of $21.9 million. See Note 2 — Discontinued Operations for additional information.
SHARE REPURCHASES
During the third quarter, the Company repurchased approximately 1.2 million shares at an average price of $24.55 per share, or $30.1 million in total. As of September 30, 2025, the Company had approximately 153.9 million common shares outstanding, 1.7 million Redeemable Operating Partnership Units outstanding, and $232.3 million remaining on its current share repurchase authorization.
Year-to-date, the Company repurchased approximately 2.8 million shares at an average price of $24.21 per share, or $67.7 million in total.
OUTLOOK
In our Southern Timber segment, we expect lower anticipated harvest volumes and continued softness in end-market demand. In our Pacific Northwest Timber segment, the anticipated improvement in lumber markets following the increase in duties on Canadian lumber imports has been slower to materialize than previously expected. In our Real Estate segment, we remain encouraged by our transaction pipeline for the remainder of the year.

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
SUMMARY OF LIQUIDITY AND FINANCING COMMITMENTS

	September 30,	December 31,
(millions of dollars)	2025	2024
Cash and cash equivalents	$919.6	$303.1
Total debt (a)	1,050.0	1,050.0
Noncontrolling interests in the Operating Partnership	46.2	51.8
Shareholders’ equity	2,278.7	1,780.5
Total capitalization (total debt plus permanent and temporary equity)	3,374.9	2,882.3
Debt to capital ratio	31%	36%
Net debt to enterprise value (b)(c)	3%	16%

(a)Total debt as of September 30, 2025 and December 31, 2024 reflects principal on long-term debt and current maturities of long-term debt, gross of deferred financing costs and unamortized discounts.
(b)Net debt is calculated as total debt less cash and cash equivalents.
(c)Enterprise value based on market capitalization (including Rayonier, L.P. “OP” units) plus net debt based on Rayonier’s share price of $26.54 and $26.10 as of September 30, 2025 and December 31, 2024, respectively.
AT-THE-MARKET (“ATM”) EQUITY OFFERING PROGRAM
On November 4, 2022 we entered into a new distribution agreement with a group of sales agents through which we may sell common shares, from time to time, having an aggregate sales price of up to $300 million (the “2022 ATM Program”). As of September 30, 2025, $269.7 million remains available for issuance under the 2022 ATM Program. There were no common shares issued under the ATM program during the three and nine months ended September 30, 2025 and 2024.

CASH FLOWS
The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2025 and 2024:

(millions of dollars)	2025	2024
Cash provided by (used for):
Operating activities	$204.9	$173.8
Investing activities	642.9	(74.8)
Financing activities	(272.1)	(229.9)

CASH PROVIDED BY OPERATING ACTIVITIES
    Cash provided by operating activities increased $31.1 million from the prior year period, primarily due to higher operating results and changes in working capital.
CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES
    Cash provided by investing activities was $642.9 million in the current period compared to cash used for investing activities of $74.8 million in the prior year period, due to net proceeds on the sale of the Company’s New Zealand joint venture interest ($688.3 million), higher cash provided by the sale of property, plant and equipment and other investing activities ($7.6 million), lower real estate development investments ($7.2 million), lower capital expenditures from discontinued operations ($5.8 million), lower capital expenditures from continuing operations ($5.2 million) and lower cash used for timberland acquisitions ($3.6 million).

CASH USED FOR FINANCING ACTIVITIES
    Cash used for financing activities increased $42.2 million from the prior year period. This is primarily due to increases in share repurchases ($66.2 million), higher dividends paid on common shares ($37.3 million), higher debt issuance costs ($0.8 million) and higher distributions to noncontrolling interests in the Operating Partnership ($0.3 million), partially offset by lower repayments of debt ($60.0 million) and lower distributions to noncontrolling interests in consolidated affiliates ($2.4 million).
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

Significant long-term uses of cash include the following (in millions):

Future uses of cash (in millions)	Total	Payments Due by Period
		2025	2026-2027	2028-2029	Thereafter
Long-term debt (a)	$850.0	—	—	$400.0	$450.0
Current maturities of long-term debt (b)	200.0	—	200.0	—	—
Interest payments on long-term debt (c)	158.7	15.4	78.3	46.2	18.8
Operating leases — timberland (d)	23.0	2.2	5.5	4.2	11.1
Operating leases — PP&E, offices (d)	0.4	0.1	0.3	—	—
Commitments — real estate projects	76.2	13.7	38.3	14.8	9.4
Commitments — environmental remediation (e)	6.5	0.8	2.2	0.6	2.9
Commitments — other (f)	2.6	0.5	1.5	0.2	0.4
Total	$1,317.4	$32.7	$326.1	$466.0	$492.6

(a)The book value of long-term debt, net of deferred financing costs and unamortized discounts, is currently recorded at $845.1 million on our Consolidated Balance Sheets, but upon maturity the liability will be $850.0 million. See Note 7 - Debt for additional information.
(b)The book value of current maturities of long-term debt is currently recorded on our Consolidated Balance Sheets net of an immaterial amount of deferred financing costs. See Note 7 - Debt for additional information.
(c)Projected interest payments for variable-rate debt were calculated based on outstanding principal amounts and interest rates as of September 30, 2025 and excludes the impact of hedging.
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

EXPECTED 2025 EXPENDITURES
Capital expenditures in 2025 are expected to be between $50 million and $54 million, excluding any strategic timberland acquisitions we may make. Capital expenditures are expected to primarily consist of seedling planting, fertilization and other silvicultural activities, property taxes, lease payments, allocated overhead and other capitalized costs. Aside from capital expenditures, we may also acquire timberland as we actively evaluate acquisition opportunities.
We anticipate real estate development investments in 2025 to be between $22 million and $26 million, net of reimbursements from community development bonds. Expected real estate development investments are primarily related to Wildlight, our mixed-use community development project located north of Jacksonville, Florida and Heartwood, our mixed-use development project located in Richmond Hill just south of Savannah, Georgia.
Our 2025 dividend payments on Rayonier Inc. common shares and distributions to Rayonier, L.P. unitholders, excluding the additional dividend and distribution paid on January 30, 2025 to holders of record on December 12, 2024 and the additional dividend and distribution payable on December 12, 2025 to holders of record on October 24, 2025, are expected to be approximately $170 million and $2 million, respectively, assuming no change in the quarterly dividend rate of $0.2725 per share or partnership unit, or material changes in the number of shares or partnership units outstanding.
Future share repurchases, if any, will depend on the Company’s liquidity and cash flow, as well as general market conditions and other considerations including capital allocation priorities.
OFF-BALANCE SHEET ARRANGEMENTS
We utilize off-balance sheet arrangements to provide credit support for certain suppliers and vendors in case of their default on critical obligations, and collateral for outstanding claims under our previous workers’ compensation self-insurance programs. These arrangements consist of standby letters of credit and surety bonds. As part of our ongoing operations, we also periodically issue guarantees to third parties. Off-balance sheet arrangements are not considered a source of liquidity or capital resources and do not expose us to material risks or material unfavorable financial impacts. See Note 12 — Guarantees for details on the letters of credit and surety bonds as of September 30, 2025.

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
The summarized balance sheet information for the consolidated obligor group of debt issued by Rayonier, L.P. for the nine months ended September 30, 2025 and year ended December 31, 2024 are provided in the table below:

(in millions)	September 30, 2025	December 31, 2024
Current assets	$931.1	$311.9
Non-current assets	69.7	93.1
Current liabilities	224.2	293.8
Non-current liabilities	2,424.8	2,341.5
Due to non-guarantors	1,555.8	1,273.3
The summarized results of operations information for the consolidated obligor group of debt issued by Rayonier, L.P. for the nine months ended September 30, 2025 and year ended December 31, 2024 are provided in the table below:

(in millions)	September 30, 2025	December 31, 2024
Cost and expenses	($23.7)	($35.4)
Operating loss	(23.7)	(35.4)
Net loss	(27.1)	(60.2)
Revenue from non-guarantors	476.3	1,263.0
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
Management uses Adjusted EBITDA as a performance measure. Adjusted EBITDA is a non-GAAP measure that management uses to make strategic decisions about the business and that investors can use to evaluate the operational performance of the assets under management. It excludes specific items that management believes are not indicative of the Company’s ongoing operating results. We define Adjusted EBITDA as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of land and improved development, non-operating expense and income, income from operations of discontinued operations, gain on sale of discontinued operations, asset impairment charges, restructuring charges, costs related to disposition initiatives and Large Dispositions.
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
We reconcile Adjusted EBITDA to Net Income for the consolidated Company and to Operating Income (Loss) for the segments, as those are the most comparable GAAP measures for each. The following table provides a reconciliation of Net Income to Adjusted EBITDA for the respective periods (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Income to Adjusted EBITDA Reconciliation
Net Income	$43.7	$30.4	$454.2	$35.8
Income from operations of discontinued operations, net of tax (a)	—	(8.2)	(1.9)	(21.9)
Gain on sale of discontinued operations (b)	—	—	(404.4)	—
Interest, net and miscellaneous (income) expense	(3.0)	8.1	4.7	22.4
Income tax expense (benefit) (c)	—	—	0.3	(1.0)
Depreciation, depletion and amortization	34.8	27.9	81.7	86.1
Non-cash cost of land and improved development	30.7	9.8	40.0	16.2
Non-operating expense (income) (d)	1.0	(11.5)	3.4	(3.3)
Asset impairment charge (e)	7.0	—	7.0	—
Restructuring charges (f)	—	—	1.1	—
Costs related to disposition initiatives (g)	—	0.7	—	0.8
Adjusted EBITDA	$114.3	$57.2	$186.2	$135.2

(a)Income from operations of discontinued operations, net of tax includes income generated by the Company's New Zealand joint venture interest, which was classified as discontinued operations prior to its June 30, 2025 disposition.
(b)Gain on sale of discontinued operations reflects the net gain recognized on the sale of the Company’s New Zealand joint venture interest.
(c)The nine months ended September 30, 2024 includes a $1.2 million income tax benefit related to the pension settlement.
(d)The nine months ended September 30, 2025 includes $1.7 million of net costs associated with legal settlements. The three months ended September 30, 2024 includes $12.0 million of net recoveries associated with legal settlements, which is partially offset by $0.3 million of pension settlement charges. The nine months ended September 30, 2024 includes $9.6 million of net recoveries associated with legal settlements, which is partially offset by $6.0 million of pension settlement charges.
(e)Asset impairment charge reflects an impairment charge recognized on certain real estate assets located in Washington, which were acquired in the 2020 merger with Pope Resources.
(f)Restructuring charges include severance costs related to workforce optimization initiatives.
(g)Costs related to disposition initiatives include legal, advisory, and other due diligence costs incurred in connection with the Company’s asset disposition plan, which was announced in November 2023.

The following tables provide a reconciliation of Operating Income (Loss) by segment to Adjusted EBITDA by segment for the respective periods (in millions of dollars):

Three Months Ended	Southern Timber	Pacific Northwest Timber	Real Estate	Corporate and Other	Total
September 30, 2025
Operating income	$22.5	$1.8	$26.4	($9.0)	$41.7
Depreciation, depletion and amortization	20.1	4.6	9.6	0.4	34.8
Non-cash cost of land and improved development	—	—	30.7	—	30.7
Asset impairment charge (a)	—	—	7.0	—	7.0
Adjusted EBITDA	$42.7	$6.4	$73.8	($8.6)	$114.3

September 30, 2024
Operating income	$19.8	$0.8	$8.6	($10.4)	$18.8
Depreciation, depletion and amortization	18.1	7.8	1.5	0.4	27.9
Non-cash cost of land and improved development	—	—	9.8	—	9.8
Costs related to disposition initiatives (b)	—	—	—	0.7	0.7
Adjusted EBITDA	$37.9	$8.7	$19.9	($9.3)	$57.2

(a)Asset impairment charge reflects an impairment charge recognized on certain real estate assets located in Washington, which were acquired in the 2020 merger with Pope Resources.
(b)Costs related to disposition initiatives include legal, advisory, and other due diligence costs incurred in connection with the Company’s asset disposition plan, which was announced in November 2023.

Nine Months Ended	Southern Timber	Pacific Northwest Timber	Real Estate	Corporate and Other	Total
September 30, 2025
Operating income	$45.3	$3.5	$35.2	($27.7)	$56.3
Depreciation, depletion and amortization	52.8	15.6	12.1	1.3	81.7
Non-cash cost of land and improved development	—	—	40.0	—	40.0
Asset impairment charge (a)	—	—	7.0	—	7.0
Restructuring charges (b)	—	—	—	1.1	1.1
Adjusted EBITDA	$98.1	$19.1	$94.4	($25.4)	$186.2

September 30, 2024
Operating income (loss)	$59.9	($5.0)	$9.0	($31.9)	$32.0
Depreciation, depletion and amortization	56.7	24.3	3.8	1.3	86.1
Non-cash cost of land and improved development	—	—	16.2	—	16.2
Costs related to disposition initiatives (c)	—	—	—	0.8	0.8
Adjusted EBITDA	$116.6	$19.3	$29.0	($29.8)	$135.2

(a)Asset impairment charge reflects an impairment charge recognized on certain real estate assets located in Washington, which were acquired in the 2020 merger with Pope Resources.
(b)Restructuring charges include severance costs related to workforce optimization initiatives.
(c)Costs related to disposition initiatives include legal, advisory, and other due diligence costs incurred in connection with the Company’s asset disposition plan, which was announced in November 2023.

The following table provides a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Nine Months Ended September 30,
	2025	2024
Cash provided by operating activities	$204.9	$173.8
Cash provided by operating activities from discontinued operations	(8.9)	(38.9)
Capital expenditures (a)	(35.0)	(40.3)
Working capital and other balance sheet changes	(7.5)	(17.5)
CAD	$153.5	$77.1
Mandatory debt repayments	—	—
CAD after mandatory debt repayments	$153.5	$77.1

Cash provided by (used for) investing activities	$642.9	($74.8)
Cash used for financing activities	($272.1)	($229.9)

(a)Capital expenditures exclude timberland acquisitions and real estate development investments.

The following table provides supplemental cash flow data (in millions of dollars):

	Nine Months Ended September 30,
	2025	2024
Real Estate Development Investments	($11.9)	($19.1)
Distributions to noncontrolling interests in consolidated affiliates	(3.1)	(5.5)
Purchase of timberlands	—	(3.6)

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
Interest Rate Risk
    We are exposed to interest rate risk through our variable rate debt due to changes in SOFR. However, we use interest rate swaps to manage our exposure to interest rate movements on our term credit agreements by swapping existing and anticipated future borrowings from floating rates to fixed rates. As of September 30, 2025, we had $600 million of U.S. variable rate debt outstanding on our term credit agreements.
The notional amount of outstanding interest rate swap contracts with respect to our term credit agreements at September 30, 2025 was also $600 million. Refer to Note 8 — Derivative Financial Instruments and Hedging Activities for additional information regarding these interest rate swaps. At this current borrowing and derivatives level, a hypothetical one-percentage point increase/decrease in interest rates would result in no corresponding increase/decrease in interest payments and expense over a 12-month period.
    The fair market value of our fixed interest rate debt is also subject to interest rate risk. The estimated fair value of our fixed rate debt at September 30, 2025 was $404.1 million compared to the $450.0 million principal amount. We use interest rates of debt with similar terms and maturities to estimate the fair value of our debt. Generally, the fair market value of fixed-rate debt will increase as interest rates fall and decrease as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at September 30, 2025 would result in a corresponding decrease/increase in the fair value of our fixed rate debt of approximately $20 million and $21 million, respectively.
    We estimate the periodic effective interest rate on our fixed and variable rate debt to be approximately 2.4% after consideration of interest rate swaps and estimated patronage and excluding unused commitment fees on the Revolving Credit Facility.
        The following table summarizes our outstanding debt, interest rate swaps and average interest rates, by year of expected maturity and their fair values at September 30, 2025:

(Dollars in thousands)	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Variable rate debt:
Principal amounts	—	$200,000	—	$200,000	$200,000	—	$600,000	$600,000
Average interest rate (a)(b)	—	6.09%	—	5.94%	6.26%	—	6.10%
Fixed rate debt:
Principal amounts	—	—	—	—	—	$450,000	$450,000	$404,100
Average interest rate (b)	—	—	—	—	—	2.75%	2.75%
Interest rate swaps:
Notional amount	—	$200,000	—	$200,000	$200,000	—	$600,000	$30,182
Average pay rate (b)	—	1.50%	—	1.37%	0.67%	—	1.18%
Average receive rate (c)	—	4.34%	—	4.34%	4.34%	—	4.34%

(a)    Excludes estimated patronage refunds.
(b)    Interest rates as of September 30, 2025.
(c)    Average Daily Simple SOFR rate as of September 30, 2025 based on a 30-day look back period.

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
Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of September 30, 2025.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
In the quarter ended September 30, 2025, based upon the evaluation required by Rule 13a-15(d) under the Exchange Act, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

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
Based on an evaluation of the Operating Partnership’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including Rayonier’s Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of September 30, 2025.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
In the quarter ended September 30, 2025, based upon the evaluation required by Rule 13a-15(d) under the Exchange Act, there were no changes in internal control over financial reporting that would materially affect or are reasonably likely to materially affect internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

The information set forth in Note 10 — Contingencies and in Note 11 — Environmental and Natural Resource Damage Liabilities in the “Notes to Consolidated Financial Statements” under Item 1 of Part I of this report is incorporated herein by reference.

Item 1A.     RISK FACTORS
Our operations are subject to a number of risks. When considering an investment in our securities, you should carefully read and consider these risks, together with all other information in this Quarterly Report on Form 10-Q. If any of the events described in the following risk factors actually occur, our business, financial condition or operating results, as well as the market price of our securities, could be materially adversely affected. The information presented below updates the risk factors set forth in Part I, “Item 1A. Risk Factors,” of our 2024 Form 10-K.
We are subject to various risks related to the proposed merger transaction with PotlatchDeltic.
As described elsewhere in this quarterly report on Form 10-Q, the Company has entered into an Agreement and Plan of Merger (the “Merger Agreement”) with PotlatchDeltic Corporation, a Delaware corporation (“PotlatchDeltic”), pursuant to which the Company and PotlatchDeltic will combine in a merger of equals transaction. The risks, contingencies and other uncertainties that could result in the failure of the transactions anticipated in the Merger Agreement (the “Proposed Merger Transactions”) to be completed or, if completed, that could have a material adverse effect on the results of operations, cash flows and financial position of the Company following the Proposed Merger Transactions, and any anticipated benefits of the Proposed Merger Transactions to the Company, include:

•the failure to obtain necessary regulatory or other approvals of the Proposed Merger Transactions, which could result in a material delay in, or the abandonment of, the Proposed Merger Transactions or otherwise have a material adverse effect on Rayonier or PotlatchDeltic, or if obtained, the possibility of Rayonier being subjected to conditions that could reduce or delay the expected cost savings and other benefits of the Proposed Merger Transactions;

•the failure to obtain necessary Rayonier and PotlatchDeltic shareholder approvals in connection with the transactions contemplated by the Proposed Merger Transaction;

•the failure to satisfy required closing conditions or complete the Proposed Merger Transactions in a timely manner or at all, which may also result in unanticipated expenditures of funds and other resources and/or reduce the benefit of the Proposed Merger Transactions, even if ultimately consummated;

•the risk that if consummation of the Proposed Merger Transactions is delayed or not completed at all for any reason, the Company will have expended time and resources that could have otherwise been spent on the Company’s existing business and the pursuit of other opportunities that could have been beneficial to the Company, and the Company’s ongoing business and financial results may therefore be adversely affected;

•the effect of the announcement of the Proposed Merger Transactions on each company’s ability to retain and hire key personnel, maintain business relationships, and on operating results and business generally;

•the risk that the Company may not be able to maintain its investment grade rating;

•the fact that the Merger Agreement restricts the Company from entering into certain corporate transactions and taking other specified actions without the consent of PotlatchDeltic, and generally requires the Company to use commercially reasonable efforts to carry on its business in the ordinary course through the completion of the Merger, and that these restrictions could be in place for an extended period of time if completion of the Merger is delayed and could prevent the Company from pursuing attractive business opportunities that may arise prior to the completion of the Proposed Merger Transactions;

•the risk that litigation relating to the Proposed Merger Transactions, if any, could result in an injunction preventing the completion of the Proposed Merger Transactions and/or substantial costs;

•the fact that the Merger Agreement limits the Company’s ability to pursue alternatives to the Proposed Merger Transactions, may discourage other companies from trying to acquire the Company and, in specified circumstances, could require the Company to pay PotlatchDeltic a termination fee;

•the potential impact of the Proposed Merger Transactions on the stock price of the Company and the dividends expected to be paid to Company shareholders in the future;

•the failure to realize projected cost savings and other benefits from the Proposed Merger Transactions;

•the incurrence of significant pre- and post-transaction related costs in connection with the Proposed Merger Transactions that are, and will be, incurred regardless of whether the Proposed Merger Transactions are completed, including, among others, fees paid to financial, legal and accounting advisors and filing fees, as well as costs related to formulating and implementing integration plans; and

•the occurrence of any event giving rise to the right of a party to terminate the Merger Agreement.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Rayonier Inc.
REGISTERED SALES OF EQUITY SECURITIES

From time to time, the Company may issue common shares in exchange for units in the Operating Partnership. Such shares are issued based on an exchange ratio of one common share for each unit in the Operating Partnership. During the quarter ended September 30, 2025, the Company issued 334,594 common shares in exchange for an equal number of units in the Operating Partnership pursuant to the agreement of the Operating Partnership.
ISSUER REPURCHASES OF EQUITY SECURITIES

In December 2024, the Board of Directors approved the repurchase of up to $300 million of Rayonier’s common shares (the “new repurchase program”) to be made at management’s discretion. The new authorization replaced and superseded the Company’s prior $100 million share repurchase program. Repurchases may be made at management’s discretion from time to time on the open market or through privately negotiated transactions. The new repurchase program has no time limit and may be suspended for periods or discontinued at any time. There were 1,226,384 shares repurchased under this program in the third quarter of 2025. As of September 30, 2025, there was $232.3 million, or approximately 8,754,564 shares based on the period-end closing stock price of $26.54, remaining under this program.
The following table provides information regarding our purchases of Rayonier common shares during the quarter ended September 30, 2025:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (c)
July 1 to July 31	630,068	$23.50	629,995	10,624,024
August 1 to August 31	300,007	25.27	299,893	9,135,016
September 1 to September 30	296,607	26.04	296,496	8,754,564
Total	1,226,682		1,226,384

(a)Includes 298 shares repurchased to satisfy tax withholding obligations arising from the vesting of shares under the Rayonier Incentive Stock Plan. The repurchase price for each share was based on the Company’s common share closing price on the respective vesting dates.
(b)Purchases made in open-market transactions under the $300 million share repurchase program announced on December 2, 2024.
(c)Maximum number of shares authorized to be purchased under the new share repurchase program at the end of July, August and September are based on month-end closing stock prices of $23.31, $26.28, and $26.54, respectively.

Rayonier, L.P.
UNREGISTERED SALES OF EQUITY SECURITIES

There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended September 30, 2025.
ISSUER REPURCHASES OF EQUITY SECURITIES

Pursuant to the Operating Partnership’s limited partnership agreement, limited partners have the right to redeem their units in the Operating Partnership for cash, or at our election, shares of Rayonier Common Stock on a one-for-one basis. During the quarter ended September 30, 2025, 334,594 units in the Operating Partnership held by limited partners were redeemed in exchange for shares of Rayonier Common Stock.

Item 5.    OTHER INFORMATION
Insider Trading Arrangements and Policies

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2025, as such terms are defined under item 408(a) of Regulation S-K.

Retention Award

On November 4, 2025, the Board of Directors of Rayonier and the Compensation and Management Development Committee of the Board of Directors of Rayonier jointly approved a special cash retention award payable to April Tice, Senior Vice President and Chief Financial Officer of Rayonier, in the amount of $850,000 (the “Retention Award”) pursuant to a retention agreement with the Company (the “Retention Agreement”) in order to incentivize Ms. Tice to remain employed with the Company following the completion of the Proposed Merger Transactions described elsewhere in this report. Under the Retention Agreement, the Retention Award will vest on the second anniversary of the closing of the Proposed Merger Transactions (the “Retention Date”). In the event Ms. Tice is terminated from the Company without “cause” (as defined in Rayonier’s Executive Severance Pay Plan in which Ms. Tice participates), Ms. Tice will be entitled to full payment of the Retention Award, subject to certain conditions provided for in the Retention Agreement. In the event Ms. Tice’s employment is terminated prior to the Retention Date for any other reason except as provided for above, or if the Merger Agreement is terminated without the occurrence of the Proposed Merger Transactions, Ms. Tice will forfeit the right to receive the Retention Award. The Retention Agreement does not modify any existing employment, severance or other agreement between the Company and Ms. Tice.

Item 6.    EXHIBITS

2.1	Agreement and Plan of Merger, dated October 13, 2025, by and among Rayonier Inc., PotlatchDeltic Corporation and Redwood Merger Sub, LLC.†	Incorporated by reference to Exhibit 2.1 to the Registrant’s October 14, 2025 Form 8-K
10.1
Amended and Restated Credit Agreement dated August 15, 2025 among Rayonier Inc., Rayonier TRS Holdings Inc., Rayonier Operating Company LLC, and Rayonier, L.P., as Borrowers, COBANK, ACB, as Administrative Agent, Swing Line Lender and an Issuing Bank, JPMORGAN CHASE BANK, N.A. and TRUIST BANK, as Co-Documentation Agents, and COBANK, ACB and AGFIRST FARM CREDIT BANK, as Joint Lead Arrangers and Joint Bookrunners
Incorporated by reference to Exhibit 10.1 to the Registrant’s August 20, 2025 Form 8-K
10.2
Amended and Restated Guarantee Agreement dated August 15, 2025 among Rayonier Inc., Rayonier TRS Holdings Inc., Rayonier Operating Company LLC, and Rayonier, L.P., as Guarantors, and COBANK, ACB, as Administrative Agent for the Guaranteed Parties
Filed herewith
10.3	Employment Agreement, dated October 13, 2025, by and between Rayonier Inc. and Mark D. McHugh*	Incorporated by reference to Exhibit 10.1 to the Registrant’s October 14, 2025 Form 8-K
10.4	Employment Agreement, dated October 13, 2025, by and between Rayonier Inc. and Eric J. Cremers*	Incorporated by reference to Exhibit 10.2 to the Registrant’s October 14, 2025 Form 8-K
10.5	Retention Award, dated November 5, 2025, by and between Rayonier Inc. and April Tice*	Filed herewith
22.1	List of Guarantor Subsidiaries	Incorporated by reference to Exhibit 22.1 to the Registrant’s June 30, 2022 Form 10-Q
31.1	Rayonier Inc. - Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Rayonier Inc. - Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.3	Rayonier, L.P. - Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.4	Rayonier, L.P. - Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Rayonier Inc. - Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Rayonier, L.P. - Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101
The following financial information from Rayonier Inc. and Rayonier, L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2025, formatted in Inline Extensible Business Reporting Language (“iXBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2025 and 2024 of Rayonier Inc.; (ii) the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 of Rayonier Inc.; (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2025 and 2024 of Rayonier Inc.; (iv) the Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024 of Rayonier Inc.; (v) the Consolidated Statements of Income and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2025 and 2024 of Rayonier, L.P.; (vi) the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 of Rayonier, L.P.; (vii) the Consolidated Statements of Changes in Capital for the Nine Months Ended September 30, 2025 and 2024 of Rayonier, L.P.; (viii) the Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024 of Rayonier, L.P.; and (ix) the Notes to Consolidated Financial Statements of Rayonier Inc. and Rayonier, L.P.
Filed herewith
104	The cover page from the Company’s Quarterly Report on Form 10-Q from the quarter ended September 30, 2025, formatted in Inline XBRL (included as Exhibit 101).	Filed herewith

† Schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Rayonier hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.
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
Date: November 7, 2025

RAYONIER, L.P.

By: RAYONIER INC., its sole general partner

By:	/s/ APRIL TICE
April Tice Senior Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)
Date: November 7, 2025