Form 10-K
period 2025-12-31
RAYONIER INC; Rayonier, L.P.
filed 2026-02-23
CIK 52827, 1806931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Rayonier Inc.    Yes ☐        No  ☒    Rayonier, L.P.    Yes ☐        No  ☒
The aggregate market value of the Common Shares of the registrant held by non-affiliates at the close of business on June 30, 2025 was $3,410,088,408 based on the closing sale price as reported on the New York Stock Exchange.

As of February 13, 2026, Rayonier Inc. had 302,298,328 Common Shares outstanding. As of February 13, 2026, Rayonier, L.P. had 1,682,524 Units outstanding.
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the 2026 annual meeting of the shareholders of the registrant scheduled to be held May 14, 2026, are incorporated by reference in Part III hereof.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2025 of Rayonier Inc., a North Carolina corporation, and Rayonier, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Rayonier” or “the Company” mean Rayonier Inc. and references to the “Operating Partnership” mean Rayonier, L.P. References to “we,” “us,” and “our” mean collectively Rayonier Inc., the Operating Partnership and entities/subsidiaries owned or controlled by Rayonier Inc. and/or the Operating Partnership.

Rayonier Inc. elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, effective December 31, 2004. We operate as an umbrella partnership REIT (“UPREIT”), conducting substantially all business through the Operating Partnership. Rayonier Inc. is the sole general partner of the Operating Partnership. On May 8, 2020, Rayonier, L.P. acquired Pope Resources, a Delaware Limited Partnership (“Pope Resources”) and issued approximately 4.45 million operating partnership units (“OP Units” or “Redeemable Operating Partnership Units”) of Rayonier, L.P. as partial merger consideration. These OP Units are generally considered to be economic equivalents to Rayonier common shares and receive distributions equal to the dividends paid on Rayonier common shares.

As of December 31, 2025, the Company owned a 99.0% interest in the Operating Partnership, with the remaining 1.0% interest owned by limited partners of the Operating Partnership. As the sole general partner of the Operating Partnership, Rayonier Inc. has exclusive control of the day-to-day management of the Operating Partnership.

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

NOTE ABOUT FORWARD-LOOKING STATEMENTS
Certain statements in this document regarding anticipated financial outcomes, including our earnings guidance, if any, business and market conditions, outlook, expected dividend rate, our acquisition and disposition activity, including the ability to realize the intended benefits of our recent merger with PotlatchDeltic Corporation (“PotlatchDeltic”), expected harvest schedules, timberland acquisitions and dispositions, the anticipated benefits of our business strategies, including the recent sale of the entities holding our interest in the New Zealand joint venture and the anticipated use of proceeds from such sale, and other similar statements relating to our future events, developments, or financial or operational performance or results, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate,” “believe,” “intend,” “project,” “anticipate,” “long-term,” “looking ahead” and other similar language. However, the absence of these or similar words or expressions does not mean that a statement is not forward-looking. While management believes that these forward-looking statements are reasonable when made, forward-looking statements are not guarantees of future performance or events and undue reliance should not be placed on these statements. The risk factors contained in Item 1A — Risk Factors in this Annual Report on Form 10-K and similar discussions included in other reports that we subsequently file with the Securities and Exchange Commission (“SEC”), among others, could cause actual results or events to differ materially from our historical experience and those expressed in forward-looking statements made in this document.
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
We operate through an umbrella partnership real estate investment trust (“UPREIT”) structure, where our Operating Partnership and its subsidiaries own our assets. Rayonier is the sole general partner of the Operating Partnership.
2025 STRATEGIC DEVELOPMENTS
In June 2025, we completed the sale of our 77% interest in the New Zealand joint venture. Consequently, these operations are classified as discontinued operations for all periods presented. See Note 2 — Discontinued Operations for additional information.
Effective with the third quarter of 2025, we realigned our reporting segments to reflect how our chief operating decision maker (“CODM”), the Chief Executive Officer, evaluates performance and allocates capital. As part of the realignment, the previously reported Trading segment’s log trading activities conducted in the U.S. South and Pacific Northwest are now reported in the respective Southern Timber or Pacific Northwest Timber segments based on geographical location for all periods presented. See Note 3 — Segment and Geographical Information for further discussion of our reportable segments.

CORE BUSINESS SEGMENTS
Our revenues, operating income and cash flows are primarily derived from three core segments: Southern Timber, Pacific Northwest Timber, and Real Estate. As of December 31, 2025, we owned or leased under long-term agreements approximately 2.0 million acres of timberlands located in the U.S. South (1.69 million acres) and U.S. Pacific Northwest (307,000 acres). We also seek to maximize the value of our land portfolio by pursuing higher and better use (“HBU”) land sale opportunities.
COMPANY HISTORY
Founded in 1926 as the Rainier Pulp & Paper Company, we have evolved significantly through strategic transactions. Key milestones include the 2014 tax-free spin-off of our Performance Fibers manufacturing business and the 2020 acquisition of Pope Resources, a Delaware Limited Partnership (“Pope Resources”).
REIT STATUS AND STRUCTURE
Under our REIT structure, we are generally not required to pay U.S. federal income taxes on earnings from timber harvest operations and other REIT-qualifying activities provided we satisfy certain distribution, income, asset, shareholder and other tests. We conduct substantially all operations through our Operating Partnership, in which Rayonier held a 99.0% interest as of December 31, 2025. Certain non-qualifying operations are conducted through our taxable REIT subsidiaries (“TRS”) and are subject to U.S. federal and state corporate income tax. As of December 31, 2025, and as of the date of this filing, we believe the Company is in compliance with all REIT requirements. See Note 21 — Income Taxes for further discussion of REIT and non-REIT qualifying operations.
The Company’s shares are publicly traded on the NYSE under the symbol RYN. We are a North Carolina corporation with executive offices located at 1 Rayonier Way, Wildlight, Florida 32097. Our telephone number is (904) 357-9100.
RECENT DEVELOPMENTS
On January 30, 2026, we completed our merger with PotlatchDeltic Corporation (“PotlatchDeltic”) in a merger-of-equals transaction. Under the terms of the merger agreement, PotlatchDeltic stockholders received 1.8185 Rayonier common shares and $0.61 in cash for each PotlatchDeltic share held. In connection with the closing, we issued approximately 140.9 million Rayonier common shares.
This transaction significantly expands our timberland portfolio and introduces wood products manufacturing capabilities, enhancing our scale, geographic diversity, and long-term growth prospects. See Note 1 — Summary of Significant Accounting Policies for further information regarding our merger with PotlatchDeltic.
Unless otherwise indicated, the disclosures in Item 1 reflect our business as of December 31, 2025, and do not include the impact of the PotlatchDeltic merger. References to the combined company or the effects of the merger are specifically noted where applicable.

OUR COMPETITIVE STRENGTHS
We believe that we distinguish ourselves from other timberland owners and other alternative asset investments through the following competitive strengths:
•Scale in Premier Softwood Timber Markets. Our timberland holdings are strategically located in core softwood producing regions, many of which have favorable supply-demand dynamics that translate to superior cash flow generation per acre and per ton compared to industry benchmarks and other timberland owners. Our most significant timberland holdings are located in the U.S. South, in close proximity to a variety of established pulp, paper, and wood products manufacturing facilities and export operations, which provide demand for both pulpwood and higher-value sawtimber products. Our Pacific Northwest timberlands benefit from strong domestic sawmill markets as well as access to nearby ports to capitalize on exports to Pacific Rim markets.
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

SEGMENT INFORMATION
As of December 31, 2025, Rayonier operated in three reportable business segments: Southern Timber, Pacific Northwest Timber, and Real Estate. See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3 — Segment and Geographical Information for information on sales, operating income, and Adjusted EBITDA by reportable segment.
TIMBER
Our timber businesses are disaggregated into Southern Timber and Pacific Northwest Timber. Sales in the Timber segments include all activities related to the harvesting of timber and other value-added activities such as the licensing of properties for hunting, the leasing of properties for mineral extraction and cell towers, revenue from land-based solutions such as carbon capture and storage and solar energy, and log trading activities conducted from the U.S. South and Pacific Northwest.
    DISCUSSION OF TIMBER INVENTORY AND SUSTAINABLE YIELD
We define gross timber inventory as an estimate of all standing timber volume beyond the specified age at which we begin calculating our timber inventory for inclusion in our inventory tracking systems. The age at which we commence calculating our timber inventory is 10 years for our Southern timberlands and 20 years for our Pacific Northwest timberlands. Our estimate of gross timber inventory is based on an inventory system that involves periodic statistical sampling and growth modeling. Periodic adjustments are made on the basis of growth estimates, harvest information, and environmental and operational restrictions. Gross timber inventory includes certain timber that we do not deem to be of a merchantable age as well as certain timber located in restricted, environmentally sensitive or economically inaccessible areas.
We define merchantable timber inventory as an estimate of timber volume beyond a specified age that approximates such timber’s earliest economically harvestable age. Our estimate includes certain timber located in restricted or environmentally sensitive areas based on an estimate of lawfully recoverable volumes from such areas. The estimate does not include volumes in restricted or environmentally sensitive areas that may not be lawfully harvested or volumes located in economically inaccessible areas. The merchantable age (i.e., the age at which timber moves from pre-merchantable to merchantable) is 15 years for our Southern timberlands and 35 years for our Pacific Northwest timberlands.
Our estimated merchantable timber inventory changes over time as timber is harvested, as pre-merchantable timber transitions to merchantable timber, as existing merchantable timber inventory grows, as we acquire and sell timberland and as we periodically update our statistical sampling and growth and yield models. Our timber inventory by product and age class for our Southern Timber and Pacific Northwest Timber segments are presented herein as of September 30, 2025. For purposes of calculating per unit depletion rates for the subsequent year, we estimate our merchantable timber inventory as of December 31.
Timber inventory is generally measured and expressed in short green tons (SGT) in our Southern timberlands, and in thousand board feet (MBF) or million board feet (MMBF) in our Pacific Northwest timberlands. For conversion purposes, one MBF is equal to approximately 7.75 short green tons. For comparison purposes, we provide inventory estimates for our Pacific Northwest timberlands in MBF as well as in short green tons.

The following table sets forth the estimated volumes of merchantable timber inventory in short green tons for the South and Pacific Northwest as of September 30, 2025:

(volumes in thousands of SGT)
Location	Merchantable Inventory (a)	%
South	67,161	90
Pacific Northwest	7,506	10
	74,667	100

(a)For each region, depletion rate calculations for the upcoming year are based on estimated volumes of merchantable inventory at December 31, 2025.
We define sustainable yield as the average harvest level that can be sustained into perpetuity based on our estimates of biological growth and the expected productivity resulting from our reforestation and silvicultural efforts. Our estimated sustainable yield may change over time based on changes in silvicultural techniques and resulting timber yields, changes in environmental laws and restrictions, changes in the statistical sampling and estimates of our merchantable timber inventory, acquisitions and dispositions of timberlands, the expiration or renewal of timberland leases, casualty losses, and other factors. Moreover, our harvest level in any given year may deviate from our estimated sustainable yield due to variations in the age class of our timberlands, the product mix of our harvest (i.e., pulpwood versus sawtimber), our deliberate acceleration or deferral of harvest in response to market conditions, our thinning activity (in which we periodically remove some smaller trees from a stand to enhance long-term sawtimber potential of the remaining timber), or other factors. We estimated sustainable yield for each of our Timber segments as of December 31, 2025.
We manage our U.S. timberlands in accordance with the requirements of the Sustainable Forestry Initiative® (“SFI”) program, which consists of a comprehensive system of environmental principles, objectives and performance measures that combine the perpetual growing and harvesting of trees with the protection of wildlife, plants, soil and water quality. Through application of our site-specific silvicultural expertise and financial discipline, we manage timber in a way that is designed to optimize site preparation, tree species selection, competition control, fertilization, timing of thinning and final harvest. We also have a genetic seedling improvement program to enhance the productivity and quality of our timberlands and overall forest health. In addition, non-timber income opportunities associated with our timberlands such as recreational licenses, considerations for the future HBU of the land, and land-based solutions such as carbon sequestration are integral parts of our site-specific management philosophy. All of these activities are designed to maximize value while complying with SFI requirements.

SOUTHERN TIMBER
As of December 31, 2025, our Southern timberlands acreage consisted of approximately 1.69 million acres (including approximately 61,000 acres of leased lands) located in Alabama, Arkansas, Florida, Georgia, Louisiana, South Carolina and Texas. Approximately two-thirds of this land supports intensively managed plantations of predominantly loblolly and slash pine. The other one-third of this land is too wet to support pine plantations, but supports productive natural stands primarily consisting of natural pine and a variety of hardwood species. Rotation ages typically range from 21 to 28 years for pine plantations and from 35 to 60 years for natural stands. Key consumers of our timber include pulp, paper, wood products and biomass facilities.
We estimate that the sustainable yield of our Southern timberlands, including both pine and hardwoods, is approximately 6.4 to 6.7 million tons annually. We expect that the average annual harvest volume of our Southern timberlands over the next five years (2026 to 2030) will be generally in line with our sustainable yield. These estimates and expectations exclude the impact of our recently completed merger with PotlatchDeltic. The sustainable yield and projected harvest volumes for the combined company are currently under review and will be updated in future filings as integration progresses. For additional information, see Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield and Item 1A — Risk Factors.
We estimate that the gross timber inventory and merchantable timber inventory of our Southern timberlands were 81 million tons and 67 million tons, respectively, as of September 30, 2025. The following table provides a breakdown of our Southern timberlands acreage and estimated timber inventory by product and age class as of September 30, 2025:

(volumes in thousands of SGT)
Age Class	Acres (000’s)	Pine Pulpwood	Pine Sawtimber	Hardwood Pulpwood	Hardwood Sawtimber	Total
Pine Plantation
0 to 4 years (a)	275	—	—	—	—	—
5 to 9 years	204	—	—	—	—	—
10 to 14 years	181	6,554	1,944	40	—	8,538
15 to 19 years	198	9,968	5,821	137	—	15,926
20 to 24 years	165	7,664	7,697	148	1	15,510
25 to 29 years	70	2,364	4,032	99	3	6,498
30 + years	35	918	2,412	175	3	3,508
Total Pine Plantation	1,128	27,468	21,906	599	7	49,980
Natural Pine (Plantable) (b)	22	274	324	466	96	1,160
Natural Mixed Pine/Hardwood (c)	498	7,791	7,057	12,875	2,121	29,844
Forested Acres and Gross Inventory	1,648	35,533	29,287	13,940	2,224	80,984
Plus: Non-Forested Acres (d)	67
Gross Acres	1,715
Less: Pre-Merchantable Age Class Inventory (e)						(8,580)
Less: Volume in Environmentally Sensitive/Legally Restricted Areas						(5,243)
Merchantable Timber Inventory						67,161

(a)0 to 4 years includes clearcut acres not yet replanted.
(b)Consists of natural stands that are convertible into pine plantations once harvested.
(c)Consists of all non-plantable natural stands, including those that are in environmentally sensitive or economically inaccessible areas.
(d)Includes roads, rights of way and all other non-forested areas.
(e)Includes inventory that is less than 15 years old.

PACIFIC NORTHWEST TIMBER
As of December 31, 2025, our Pacific Northwest timberlands consisted of approximately 307,000 acres located in Oregon and Washington, of which approximately 244,000 acres were designated as productive acres, meaning land that is capable of growing merchantable timber and where the harvesting of timber is not constrained by physical, environmental or regulatory restrictions. These timberlands primarily comprise second and third rotation western hemlock and Douglas-fir, as well as a small amount of other softwood species, such as western red cedar. A small percentage also consists of natural hardwood stands of predominantly red alder. In the Pacific Northwest, rotation ages typically range from 35 to 50 years. Our product mix in the Pacific Northwest is heavily weighted to sawtimber, which is sold to domestic wood products facilities as well as exported primarily to Pacific Rim markets.
We estimate that the sustainable yield of our Pacific Northwest timberlands is approximately 115 to 135 MMBF (or 0.90 to 1.05 million tons) annually. We expect that the average annual harvest volume of our Pacific Northwest timberlands over the next five years (2026 to 2030) will be toward the lower end of our sustainable yield range. These estimates and expectations exclude the impact of our recently completed merger with PotlatchDeltic. The sustainable yield and projected harvest volumes for the combined company are currently under review and will be updated in future filings as integration progresses. For additional information, see Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield and Item 1A — Risk Factors.
We estimate that the gross timber inventory and merchantable timber inventory of our Pacific Northwest timberlands were 2,621 MMBF and 969 MMBF, respectively, as of September 30, 2025. The following table provides a breakdown of our Pacific Northwest timberlands acreage and estimated timber inventory by product and age class as of September 30, 2025:

(volumes in MBF, except as noted)
Age Class	Acres (000’s)	Softwood Pulpwood (e)	Softwood Sawtimber (e)	Total (e)
Commercial Forest
0 to 4 years (a)	28	—	—	—
5 to 9 years	24	—	—	—
10 to 14 years	26	—	—	—
15 to 19 years	25	—	—	—
20 to 24 years	31	46,089	73,721	119,810
25 to 29 years	27	61,815	189,911	251,726
30 to 34 years	21	63,236	296,158	359,394
35 to 39 years	34	90,628	498,560	589,188
40 to 44 years	13	35,161	211,438	246,599
45 to 49 years	3	8,810	53,148	61,958
50+ years	3	6,325	41,176	47,501
Total Commercial Forest	235	312,064	1,364,112	1,676,176
Non-Commercial Forest (b)	9	3,641	19,782	23,423
Productive Forested Acres	244
Restricted Forest (c)	59	111,657	809,689	921,346
Total Forested Acres and Gross Inventory	303	427,362	2,193,583	2,620,945
Plus: Non-Forested Acres (d)	4
Gross Acres	307
Less: Pre-Merchantable Age Class Inventory				(731,099)
Less: Restricted Forest Inventory				(921,346)
Total Merchantable Timber				968,500
Conversion factor for MBF to SGT				7.75
Total Merchantable Timber (thousands of SGT)				7,506

(a)0 to 4 years includes clearcut acres not yet replanted.
(b)Includes non-commercial forests with limited productivity.
(c)Includes significant portions of riparian management zones, legally restricted forests, and environmentally sensitive areas.
(d)Includes roads, rights of way, and all other non-forested areas.
(e)Includes a minor component of hardwood in red alder and other species.

REAL ESTATE
All of our land sales, including HBU and non-HBU, are reported within the Real Estate segment in the following six categories:
•Improved Development: Properties sold for development where we, through a taxable REIT subsidiary, have invested in site improvements such as infrastructure, roadways, utilities, amenities and/or other improvements designed to enhance marketability and create parcels, pads and/or lots for sale.
•Unimproved Development: Properties sold for development for which we have not invested in site improvements.
•Rural: Real estate sales (excluding development) that command a demonstrable premium above timberland value.

•Timberland & Non-Strategic: Sales of less productive, non-core assets with little to no premium over timberland value, typically executed to optimize the portfolio or in response to unsolicited offers.
•Large Dispositions: Sales of productive timberland assets that exceed $20 million in size and do not reflect a demonstrable premium relative to timberland value. Proceeds are generally used to fund capital allocation priorities, such as share repurchases, debt repayment or acquisitions. Large Dispositions are excluded from cash flow from operations and the calculation of Adjusted EBITDA and Cash Available for Distribution (“CAD”). See Item 7 — Performance and Liquidity Indicators for the definition of Adjusted EBITDA and CAD.
•Conservation Easements: The sale of development rights that preclude future development while reserving our rights to continue to grow and harvest timber.
OPERATIONAL OVERVIEW
We maintain a detailed land classification for all of our timberland and HBU acres. The vast majority of our HBU properties are managed as timberland and generate cash flow from timber operations prior to their sale or improvement.
The Real Estate segment also includes residential and commercial lease activity, primarily in Port Gamble, Washington.

COMPETITION
TIMBER
Timber markets in our Southern and Pacific Northwest regions are relatively fragmented with price serving as the principal method of competition. We compete with numerous large and small privately held timber companies, as well as several publicly traded firms.
The following table provides an overview of certain major competitors in each of our Timber segments:

Segment	Competitors
Southern Timber	Weyerhaeuser Company
Resource Management Service
Manulife Investment Management Timberland and Agriculture Inc.
Forest Investment Associates
PotlatchDeltic (a)
Timberland Investment Resources
J.P. Morgan Asset Management
BTG Pactual
Molpus Woodlands Group
The Westervelt Company, Inc.
Green Diamond Resource Company

Pacific Northwest Timber	Weyerhaeuser Company
Green Diamond Resource Company
State of Washington Department of Natural Resources
Sierra Pacific Industries
J.P. Morgan Asset Management
Forest Investment Associates
Manulife Investment Management Timberland and Agriculture Inc.
Bureau of Indian Affairs
Port Blakely Tree Farms
BTG Pactual

(a)As of December 31, 2025, PotlatchDeltic was a competitor in our Southern Timber segment. However, following our merger on January 30, 2026, PotlatchDeltic is now part of our consolidated operations and no longer considered a competitor. We are currently evaluating the impact of this transaction on our competitive environment and will provide updated disclosure in future filings.
REAL ESTATE
In our Real Estate business, we compete with other owners of entitled and unentitled properties. While each property has unique attributes, the primary competitive drivers are price and the overall supply of residential, commercial, industrial and rural properties in our geographic markets.
CUSTOMERS
In 2025, we closed on a 21,601-acre transaction to a conservation-oriented buyer for $53.5 million, representing approximately 11% of consolidated sales. No other individual customers (or group of customers under common control) accounted for 10% or more of consolidated sales. See Note 4 — Revenue for additional information.

SEASONALITY
While our results are generally not significantly impacted by seasonality, severe or prolonged wet weather in the U.S. South can hinder harvesting access, temporarily reducing supply and strengthening local prices. Conversely, extended dry weather increases accessibility, which may lead to higher supply and suppressed prices.
GOVERNMENTAL REGULATION AND ENVIRONMENTAL MATTERS

We are subject to various federal, state and local laws and regulations in the United States that could affect our business, including those promulgated under the Foreign Corrupt Practices Act, Occupational Safety and Health Act, Clean Water Act, Endangered Species Act, Washington Forest Practices Act and various other environmental and safety laws and regulations. Our operations also are subject to various international trade agreements, tariffs, taxes and regulations. While we believe that we are in compliance in all material respects with all applicable governmental regulations, current governmental regulations may change or become more stringent or unforeseen events may occur, any of which could have a material adverse effect on our financial position or results of operations.

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

PORT GAMBLE ENVIRONMENTAL REMEDIATION
In the merger with Pope Resources, we acquired the town of Port Gamble, Washington. Portions of this property require environmental remediation under federal and state environmental laws, and remediation activities are currently ongoing. As such, we have recognized environmental liabilities associated with Port Gamble. For additional information on our environmental liabilities see Note 11 — Commitments and Note 13 — Environmental and Natural Resource Damage Liabilities.

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

Natural Resources Damages
In addition to the cleanup costs discussed previously, certain environmental laws allow state, federal, and tribal trustees (collectively, the “Trustees”) to bring suit against property owners to recover natural resource damages (“NRD”). Similar to cleanup responsibility, liability for NRD can attach to a property owner simply because an injury to natural resources resulted from releases of hazardous substances on the owner’s property, regardless of culpability for the release. Trustees have alleged that Pope Resources had NRD liability because of releases that occurred on its property. Prior to the merger with Rayonier, Pope Resources began negotiations with the Trustees for the purpose of identifying NRD restoration projects. Those negotiations culminated in the entry of an NRD Consent Decree in the U.S. District Court for the Western District of Washington on September 23, 2024. An integrated cleanup and habitat restoration project incorporating activities required by the mill site cleanup and NRD consent decrees was initiated in June 2024. Site work related to the mill site cleanup and upland/intertidal components of the NRD projects was completed in 2025; with in-water removal of spot dredge material to be completed within the next year. In-water vegetation transplanting and monitoring efforts will continue for ten years.
For additional information see Item 1A — Risk Factors.
RESEARCH AND DEVELOPMENT
Research and development is integral to our forestry program, driving the long-term productivity and sustainability of our timberlands. We conduct research across a wide range of disciplines, including genetics and tree improvement, soils and site productivity, seedling production, site-specific silviculture and biometrics. Our program also focuses on environmental sustainability—specifically the protection of water, biodiversity, and species of conservation concern—as well as carbon and climate impact. This work is led by an internal team of scientists who frequently collaborate with university partners and governmental agencies to enhance our forest management practices.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following information reflects our executive officers as of February 23, 2026, following the completion of the merger with PotlatchDeltic:
Mark D. McHugh, 50, Mr. McHugh was appointed President and Chief Executive Officer in April 2024, having previously served as President and Chief Financial Officer since January 2023. Prior to this, he served as Senior Vice President and Chief Financial Officer since joining Rayonier in December 2014. Mr. McHugh has more than 25 years of experience in finance, capital markets, and corporate leadership, focused primarily on the forest products and REIT sectors. He joined Rayonier from Raymond James, where he served as Managing Director in the firm’s Real Estate Investment Banking group, responsible for the firm’s timberland and agriculture sector coverage. Prior to Raymond James, he worked in the Investment Banking division of Credit Suisse in New York and Los Angeles from 2000 to 2008, focused on the paper and forest products sectors. Throughout his career, he has provided a wide range of strategic and financial counsel to various publicly traded paper, forest products, and real estate companies. Mr. McHugh holds a B.S.B.A. in Finance from the University of Central Florida and a JD from Harvard Law School.
Eric Cremers, 62, Mr. Cremers was appointed Executive Chairman following the merger of Rayonier and PotlatchDeltic. Mr. Cremers previously served as President and Chief Executive Officer of PotlatchDeltic from January 2021 and served as a director on the PotlatchDeltic Board since March 2013 until January 30, 2026. He also served as President and Chief Operating Officer of PotlatchDeltic from March 2013 through December 2020, and as Executive Vice President and Chief Financial Officer of PotlatchDeltic from February 2012 to March 2013. Prior to joining PotlatchDeltic, Mr. Cremers worked for Albertsons, where he served as Senior Vice President, Corporate Strategy and Business Development. He also worked in investment banking for Piper Jaffray and for the Pillsbury Company. Mr. Cremers holds a Bachelor of Science degree in mechanical engineering from the University of Kentucky and a Master’s degree in Business Administration from the Harvard Business School.
Wayne Wasechek, 55, Mr. Wasechek was appointed Executive Vice President and Chief Financial Officer following the merger of Rayonier and PotlatchDeltic. He oversees the company’s finance organization, including financial planning & analysis, accounting and reporting, treasury, tax, internal audit, investor relations and information technology. In this role he focuses on disciplined capital allocation, balance sheet strength, and transparent communication with stakeholders. Prior to the merger, he served as Vice President and Chief Financial Officer of PotlatchDeltic beginning in August 2023, after holding the role of Interim Vice President, Chief Financial Officer, and Chief Accounting Officer from April 2023 to August 2023. From November 2018 to April 2023, he was

PotlatchDeltic’s Controller and Principal Accounting Officer, leading both accounting and treasury functions. Earlier in his career, Mr. Wasechek held several finance leadership roles at Vail Resorts, Inc. (NYSE: MTN), including Vice President and Assistant Controller from 2011 to 2018 and Senior Director of Financial Reporting from 2006 to 2011. He began his career with PricewaterhouseCoopers, where he served as a senior manager. Mr. Wasechek holds a Bachelor of Science in Business Administration with an emphasis in Accounting from the University of Colorado and is a Certified Public Accountant in Colorado.
W. Rhett Rogers, 49, Mr. Rogers was appointed Executive Vice President, Land Resources following the merger of Rayonier and PotlatchDeltic. In this role, he leads the company’s timberland Operations, rural real estate, land services, and portfolio management functions. Prior to this appointment, he served as Senior Vice President, Portfolio Management since March 2023, after serving as Vice President, Portfolio Management since February 2017. He joined Rayonier in 2001 and has served in a variety of roles with increasing responsibility, including roles in timberland operations, land sales and portfolio management. Mr. Rogers holds a Bachelor of Science in Forestry from Louisiana Tech University, and both an MBA and MS in Forest Resources from Mississippi State University.
Ashlee Townsend Cribb, 57, Ms. Cribb was appointed Executive Vice President, Wood Products following the merger of Rayonier and PotlatchDeltic. In this role, she leads the wood products operations and guides strategy across safety, operational performance, capital execution, sales and long term growth. Previously at PotlatchDeltic, Ms. Cribb served as Vice President of the Wood Products division since July 2021. Prior to joining PotlatchDeltic, Ms. Cribb was Senior Vice President and Chief Commercial Officer at Roseburg Forest Products, where she oversaw sales, marketing, product development, and logistics for the composites, structural, and engineered wood businesses. Prior to Roseburg, she spent eight years at Georgia Pacific in a range of manufacturing and commercial leadership positions, including Vice President of Industrial Packaging and Business Manager of Wood Adhesives. Ms. Cribb holds a Bachelor of Chemical Engineering from the Georgia Institute of Technology and an MBA from Washington University in St. Louis.
Mark R. Bridwell, 63, Mr. Bridwell was appointed Executive Vice President, General Counsel and Corporate Secretary following the merger of Rayonier and PotlatchDeltic. Previously, he served as Senior Vice President, General Counsel and Corporate Secretary since March 2023. He was previously promoted to Vice President and General Counsel in June 2014, and shortly thereafter, assumed the additional role of Corporate Secretary in March 2015. Mr. Bridwell previously served as Assistant General Counsel for Land Resources from 2012 to June 2014 and Associate General Counsel for Timber and Real Estate from 2009 to 2012. He joined Rayonier in 2006 as Associate General Counsel for Performance Fibers. Prior to Rayonier, Mr. Bridwell served as counsel for six years at Siemens Corporation. Prior to Siemens Corporation, he was an attorney with the international law firms of Jones, Day, Reavis & Pogue and Seyfarth, Shaw, Fairweather & Geraldson for five years. Mr. Bridwell holds a B.S.B.A. in Finance from the University of Central Florida, and both an MBA and JD from Emory University.
Christopher T. Corr, 62, Mr. Corr joined the Company in July 2013 and currently serves as Senior Vice President, Real Estate Development and President of Raydient. Prior to joining Rayonier, he served as Executive Vice President, Buildings and Places for AECOM from 2008 to 2013. Prior to that, Mr. Corr held various positions with The St. Joe Company between 1998 and 2008, most recently as Executive Vice President and Chief Strategy Officer. From 1992 to 1998, Mr. Corr was a senior manager with The Walt Disney Company, where he was a key member of the team that developed the visionary town of Celebration near Orlando, Florida. From 1990 to 1992, Mr. Corr served as an elected member of the Florida House of Representatives. Mr. Corr holds a Bachelor of Arts degree from the University of Florida and has completed programs with the Harvard Real Estate Institute and the Wharton School of Business at the University of Pennsylvania.
Robert L. Schwartz, 53, Mr. Schwartz was appointed Senior Vice President and Chief Human Resources Officer following the merger of Rayonier and PotlatchDeltic. In this role, Robert leads the company wide human resources strategy, including talent management, leadership development, organizational effectiveness, total rewards, and employee and labor relations. Previously, Mr. Schwartz served as Vice President of Human Resources of PotlatchDeltic beginning in 2014, after having the role of Director of Human Resources from 2009 to 2013. During his tenure, he took on progressively broader responsibilities, leading a variety of HR efforts in support of the company’s growth strategies. Before joining PotlatchDeltic, he served as a human resources business partner for Chevron, a human resources manager for UNOCAL, a regional human resources manager for RR Donnelly, and a human resources generalist for Toshiba. Mr. Schwartz holds a Bachelor’s degree in Psychology from Texas A&M and a Masters degree in Industrial Organizational Psychology from the University of Houston-Clear Lake.
April J. Tice, 52, Ms. Tice was appointed Senior Vice President and Chief Accounting Officer following the merger of Rayonier and PotlatchDeltic. In her current position, she acts as the Company’s principal accounting officer.

Previously, April had served as Senior Vice President and Chief Financial Officer since April 2024, having previously served as Vice President and Chief Accounting Officer since 2021. Prior to this, she served as Vice President, Financial Services and Corporate Controller. She joined Rayonier in 2010 as Manager, General Ledger, and has held multiple positions of increasing responsibility within the finance and accounting departments. Prior to joining Rayonier, Ms. Tice held various accounting positions with Deloitte & Touche, the State of Florida, and two private companies located in Florida. She also holds a Bachelor of Fine Arts from Florida State University and a Master of Accountancy with a tax concentration from the University of North Florida. Ms. Tice is a Certified Public Accountant in the State of Florida and has completed the Wharton Advanced Finance Program at the University of Pennsylvania.
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
We periodically conduct formal, anonymous employee surveys to gather feedback for management. Following our merger with PotlatchDeltic, we intend to conduct a comprehensive survey of the combined organization to establish a new cultural baseline and inform future management goals.
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

Workplace Safety
Safety is a way of life and a cornerstone of Rayonier’s culture—our key guiding principle is that all of our employees and contractors should return home safely each day. To that end:
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
Rayonier achieved our goal in 2025—we had zero fatalities or significant incidents, and everybody went home safe, every day. Our commitment to maintaining a safe working environment has not only safeguarded lives, but has also contributed to the overall success of our organization and industry. It is through adherence to safety protocols and constant vigilance that we have created a workplace where everyone feels secure and supported.

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
Our safety management program includes both contractors and employees pursuant to local laws. Regulations incorporating contractor safety do not exist in the U.S. In line with our goal to provide an accident-free workplace for everyone, we have taken steps to promote safe work practices among our contractor workforce. Our safety program focuses on establishing an open dialogue about safety issues with contractors. The program includes safety alerts, tailgate meetings on safety topics, education on best management practices, and our near miss/incident reporting program. We now require all contractors to have an active written safety program in place before working on our property. In 2025, 599 safety near miss reports were submitted and 1,589 contractor safety meetings were conducted.
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

Employee Demographics
Rayonier is committed to promoting an inclusive workforce as we believe this plays an integral role in maintaining an engaging employee experience. As of December 31, 2025, we had 285 employees. Following our merger with PotlatchDeltic on January 30, 2026, we are currently assessing the impact on our total workforce size, composition, and structure. The full demographic effects of the merger have not yet been determined, and we will provide updated disclosures in future filings.
The following charts provide a breakdown of Rayonier’s demographics as of December 31, 2025:

WORKFORCE BY ETHNICITY

0.7% American Indian/Alaskan Native
1.4% Asian
3.9% Black or African-American
3.4% Hispanic or Latino
0.4% Two or more races
90.2% White

WORKFORCE BY GENDER

35%
65%
Male
Female

LEADERS BY GENDER (a)

24%
76%
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
The acceleration of inflation in the United States and global economies could adversely affect us. In particular, increases in the cost and availability of labor for us and our contractors could increase our costs, compress our margins and impact harvest levels. In addition, increases in energy and fuel costs could affect our results of operations. Energy costs are a significant operating expense for logging and hauling contractors who support us and the customers of our wood products and standing timber. A rise in energy costs could have a negative effect on the cost and availability of such contractors. Additionally, rising energy costs could have a negative impact on the cost of ocean freight for our exported products. Recent changes in U.S. trade policy have resulted in sharply higher import tariffs on goods imported from certain countries. Our wood products operations are particularly impacted, as some specialized equipment and parts are sourced from outside the U.S. Higher tariffs have increased acquisition and maintenance costs, leading to greater operational expenses, supply chain disruptions, reduced margins and constraints on capital investments. Moreover, our selling, general and administrative costs could increase. More generally, an increase in inflation and interest rates could have an adverse impact on our cost of capital, which could impact the value of our long-lived assets, our ability to economically acquire additional assets, the cost of debt and the value of our equity. One of the factors that may influence the price of our common shares is our annual dividend yield as compared to the yields on other financial instruments. An increase in market interest rates could cause increases in discount rates and, accordingly, a decline in property values and total returns for timberland assets. Thus, an increase in market interest rates could result in higher yields on other financial instruments and could adversely affect the relative attractiveness of an investment in our equity and, accordingly, the trading price of our common shares. These macroeconomic factors impacting us are beyond our control and could have a material adverse effect on our business, financial condition, results of operations and the value of our equity.
We are exposed to the cyclicality of the markets in which we operate and other factors beyond our control, which could adversely affect our results of operations.
In our Timber and Wood Products segments, the level of residential construction activity, including home repair and remodeling activity, is the primary driver of sawtimber and finished product demand. In addition, demand for logs can be affected by the demand for wood chips in the pulp and paper and engineered wood products markets, as well as the bio-energy production markets. The ongoing level of activity in these markets is subject to fluctuation due to future changes in economic conditions, inflation, interest rates, government subsidies, credit availability, population growth, weather conditions, geopolitical tensions, the imposition of tariffs on our and our customers’ finished products and other factors. Declining demand for paper products has led to closures and curtailments of containerboard and pulp mill, reducing demand and pricing for pulpwood and wood chips in certain regions. Historical prices for our manufactured wood products have been volatile as a result of fluctuating demand, particularly in recent years, and we have limited influence over the timing and extent of price changes for such products. In our timber business, our sawlog price realizations in Idaho are directly influenced by the fluctuation in lumber prices as we index a significant portion of these sawlogs under long-term supply agreements on a four-week lag to lumber prices. Changes in global economic conditions, such as new timber supply sources and changes in currency exchange rates, foreign interest rates and foreign and domestic trade policies, can also negatively impact demand for our timber, logs and wood products. For example, overseas demand can indirectly impact pricing and supply in North American timber and lumber markets. In the Pacific Northwest and Idaho, a greater proportion of timberland is government owned than in the southern states where we operate. For more than 20 years, environmental concerns and other factors have limited timber sales by federal agencies, which historically have been major suppliers of timber to the forest products industry, particularly in the West. Recent federal and state actions – including new executive orders and increased timber sales by the Bureau of Land Management and the U.S. Forest Service – aim to expand timber harvesting on government owned lands in Idaho. Any substantial increase in federal timber sales could materially increase the regional supply of harvestable timber, depress timber prices, intensify competition, and adversely affect our results of operations and cash flows. Our financial performance in Idaho is particularly sensitive to changes in timber supply and pricing, and future policy shifts or expanded federal harvesting could have a negative impact on our business. In addition, the industries in which our customers participate are highly competitive and may experience overcapacity or reductions in demand, all of which may affect demand for and pricing of our products.
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
The markets in which we operate are highly competitive, and we compete with companies that have substantially greater financial resources than we do in each of these businesses. The competitive pressures relating to our Timber and Wood Products segments are primarily driven by the level of demand, quantity of product supply, and quality of the timber offered by competitors in the domestic and export markets, each of which may impact pricing. With respect to our Real Estate segment, we compete with other owners of entitled and unentitled properties. Each property has unique attributes, but overall quantity of supply and price for residential, commercial, industrial and rural properties in the geographic areas in which we operate are the most significant competitive drivers.
Our wood products are commodities that are widely available from other producers. Because commodity products have few distinguishing properties from producer to producer, competition for these products is based primarily on price, which is determined by supply relative to demand, and competition from substitute products. Prices for our products are affected by many factors outside our control, and we have no influence over the timing and extent of market price changes, which often are volatile. Our profitability with respect to these products depends, in part, on managing our costs, particularly raw material, labor and energy costs, which represent significant components of our operating costs. These costs can fluctuate due to factors beyond our control including changes in demand, supply chain disruptions, and inflation or deflation, all of which could adversely affect our results of operations and cash flows. In addition, our wood products facilities are capital intensive, which leads to high fixed costs and generally results in continued production as long as prices are sufficient to cover variable costs. The conditions have contributed to substantial price competition, particularly during periods of reduced demand. Some of our wood products competitors may currently be lower-cost producers than we are or may benefit from weak currencies relative to the U.S. dollar and these competitors may be less adversely affected than we are by price decreases. Wood products are also subject to significant competition from a variety of substitute products, including non-wood and engineered wood products. To the extent there is a significant increase in competitive pressure from substitute products or other domestic or foreign suppliers, our business could be adversely affected.
Our business, financial condition and results of operations could be adversely affected by disruptions in the global economy caused by the ongoing conflicts and geopolitical tensions.
The global economy has been negatively impacted by the military conflicts between Russia and Ukraine, as well as in the Middle East. The duration and outcomes of these conflicts and their residual effects are uncertain. Global log and lumber markets have exhibited increased volatility as sanctions have been imposed on Russia by the United States, the United Kingdom and the European Union in response to Russia’s invasion of Ukraine. While we do not expect our operations to be directly impacted by these conflicts at this time, changes in the cost of freight, and changes in global wood and commodity flows, especially energy commodities, could impact the markets in which we operate, which may in turn negatively impact our business, results of operations, supply chain and financial condition. In addition, the effects of the ongoing conflicts could heighten certain of our other known risks described herein.

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
A material disruption at one or more of our manufacturing facilities could prevent us from meeting customer demand, reduce our sales or negatively affect our results of operations and financial condition.
Any of our manufacturing facilities or machines could unexpectedly cease to operate for a number of reasons, including unscheduled maintenance outages, prolonged power failures, equipment failures, raw material shortages, equipment and maintenance part shortages, cyber events, labor difficulties or labor availability due to quarantine requirements, disruptions in the transportation infrastructure, fire, ice storms, floods, windstorms, tornadoes, hurricanes or other catastrophes, terrorism or threats of terrorism, government regulations and other operational problems. We cannot predict the duration of any such downtime or extent of facility damage. Downtime and facility damage have prevented us and could prevent us in the future from meeting customer demand for our products and/or require us to make unplanned expenditures. If one or more machines or facilities were to incur significant downtime, our ability to meet our production targets and satisfy customer demand could be impaired, resulting in lower sales and income.

We depend on third parties for logging and transportation services and increases in the costs or decreases in the availability of quality service providers could adversely affect our business.
Our Timber and Wood Products segments depend on logging and transportation services provided by third parties, including by railroad, trucks and/or ships. If any of our transportation providers were to fail to deliver to our customers in a timely manner, or were to damage wood products, timber supply or logs during transport, we may be unable to sell them at full value, or at all. Tight job markets have increased the difficulty and cost of attracting and retaining sufficient skilled labor for logging and transportation. Accordingly, our timber harvesting volumes and realized margins have been negatively impacted in certain markets. It is expected that the supply of qualified logging contractors will be impacted by the availability and cost of debt financing for equipment purchases as well as the limited availability of adequately trained loggers. Should demand for housing become elevated, harvest levels and demand for lumber may further increase, placing more pressure on the existing supply of logging and shipping contractors. Any significant failure or unavailability of third-party logging or transportation providers, or further increases in transportation rates, labor rates and/or fuel costs, may result in higher logging and shipping costs or the inability to capitalize on stronger log and lumber prices to the extent logging and shipping contractors cannot be secured at a competitive cost. Such events could harm our reputation, negatively affect our customer relationships and adversely affect our business.

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
Environmental laws and regulations are constantly changing and are generally becoming more restrictive. Laws, regulations and related judicial decisions and administrative interpretations affecting our business are subject to change, and new laws and regulations are frequently enacted. These changes may adversely affect our ability to harvest and sell timber, manufacture and sell wood products, remediate contaminated properties and/or entitle real estate. These laws and regulations may relate to, among other things, the protection of timberlands and endangered species, recreation and aesthetics, protection and restoration of natural resources, surface water quality, stormwater management, air emissions, timber harvesting practices, and remedial standards for contaminated property and groundwater. Over time, the complexity and stringency of these laws and regulations have increased and the enforcement of these laws and regulations has intensified. For example, the U.S. Environmental Protection Agency (“EPA”) has pursued a number of initiatives that, if implemented, could impose additional operational and pollution control obligations on industrial facilities like ours and those of our customers, especially in the area of air emissions and wastewater and stormwater control. Similarly, proposed regulatory changes in Washington would result in the addition of significant buffers and riparian management zones adjacent to streams, which would reduce the areas within which we may harvest. Environmental laws and regulations will likely continue to become more restrictive and over time could adversely affect our business, financial condition and results of operations.

If regulatory and environmental permits are delayed, restricted or rejected, a variety of our operations could be adversely affected. We are required to seek permission from government agencies in the states in which we operate to perform certain activities related to our properties. Any of these agencies could delay review of, or reject, any of our filings. In our Timber segments, any delay associated with a filing could result in a delay or restriction in replanting, thinning, insect control, fire control or harvesting, any of which could have an adverse effect on our operating results. For example, in Washington State, we are required to file a Forest Practice Application for each unit of timberland to be harvested. These applications may be denied, conditioned or restricted by the regulatory agency. Actions by the regulatory agencies could delay or restrict timber harvest activities pursuant to these permits. Delays or harvest restrictions on a significant number of applications could have an adverse effect on our operating results.
Environmental groups and interested individuals may seek to delay or prevent a variety of operations. We expect that environmental groups and interested individuals will intervene with increasing frequency in the regulatory processes in the states where we own, lease or manage timberlands. For example, in Washington State, environmental groups and interested individuals may appeal individual forest practice applications or file petitions with the Forest Practices Board to challenge the regulations under which forest practices are approved. These and other challenges could materially delay or prevent operations on our properties. For example, interveners at times may bring legal action in Florida in opposition to entitlement and change of use of timberlands to commercial, industrial or residential use. Delays or restrictions due to the intervention of environmental groups or interested individuals could adversely affect our operating results. In addition to intervention in regulatory proceedings, interested groups and individuals may file or threaten to file lawsuits that seek to prevent us from obtaining permits, implementing capital improvements or pursuing operating plans. Any threatened or actual lawsuit could delay harvesting on our timberlands, affect how we operate or limit our ability to modify or invest in our real estate and wood products manufacturing facilities. Among the remedies that could be enforced in a lawsuit is a judgment preventing or restricting harvesting on a portion of our timberlands.
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

We formerly owned or operated or may own or acquire timberlands or properties that may require environmental remediation or otherwise be subject to environmental and other liabilities. We owned or operated manufacturing facilities and discontinued operations that we do not currently own, and we may currently own or may acquire timberlands and other properties in the future that are subject to environmental liabilities, such as remediation of soil, sediment and groundwater contamination and other existing or potential liabilities. In connection with the spin-off of our Performance Fibers business in 2014, and pursuant to the related Separation and Distribution Agreement between us and Rayonier Advanced Materials, Rayonier Advanced Materials has assumed any environmental liability of ours in connection with the manufacturing facilities and discontinued operations related to the Performance Fibers business and has agreed to indemnify and hold us harmless in connection with such environmental liabilities. However, in the event we seek indemnification from Rayonier Advanced Materials, we cannot provide any assurance that a court will enforce our indemnification right if challenged by Rayonier Advanced Materials or that Rayonier Advanced Materials will be able to fund any amounts for indemnification owed to us. Similarly, in connection with our spin-off of Clearwater Paper Corporation in 2008, the parties agreed to indemnify each other for certain specified liabilities associated with current and former pulp and paper manufacturing facilities no longer operated by us. We may be liable for presently unknown environmental liabilities at these sites either directly or derivatively should we be unable to enforce our indemnification rights or should Clearwater Paper be unable to fund any amounts of indemnification owed to us. In addition, the cost of investigation and remediation of contaminated timberlands and properties that we currently own or acquire in the future could increase operating costs and adversely affect financial results. We could also incur substantial costs, such as civil or criminal fines, sanctions and enforcement actions (including orders limiting our operations or requiring corrective measures, installation of pollution control equipment or other remedial actions), clean-up and closure costs, and third-party claims for property damage and personal injury as a result of violations of, or liabilities under, environmental laws and regulations related to such timberlands or properties.
A strike or other work stoppage, or our inability to renew collective bargaining agreements timely and on favorable terms, could adversely affect our financial results.
Certain employees at one of our sawmills are covered under a collective bargaining agreement that expires in 2026. If our unionized workers were to engage in a strike or other work stoppage, or other non-unionized operations were to become unionized, we could experience a significant disruption of operations at our facilities or higher ongoing labor costs. A strike or other work stoppage in the facilities of any of our major customers or suppliers could also have similar effects on us.
We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.
We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including manufacturing process controls, financial transactions and maintenance of records, which may include confidential information. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential information, such as personally identifiable information. Although we have taken steps to protect the security of the data maintained in our information systems, it is possible that our security measures and those of our information technology vendors will not be able to prevent the systems’ improper functioning or the improper disclosure of personally identifiable information, such as in the event of cyber-attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. The rapid evolution and increased adoption of artificial intelligence technologies, by us or by third parties, may also heighten our cybersecurity risks by making cyberattacks more difficult to prevent, detect, contain and mitigate. Any failure to maintain proper function, security and availability of our information systems and those of our information technology vendors could interrupt our operations, damage our reputation, or subject us to liability claims or regulatory penalties, any one of which could materially and adversely affect our financial condition and results of operations.

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
We monitor and test our compliance with all REIT requirements. In particular, we regularly test our compliance with the REIT “asset tests,” which require generally that, at the close of each calendar quarter: (1) at least 75% of the market value of our total assets must consist of REIT-qualifying interests in real property (such as timberlands), including leaseholds and options to acquire real property and leaseholds, as well as cash and cash items and certain other specified assets, (2) no more than 25% of the market value of our total assets may consist of other assets that are not qualifying assets for purposes of the 75% test in clause (1) above, and (3) no more than 20% of the market value of our total assets may consist of the securities of one or more “taxable REIT subsidiaries.” As of December 31, 2025, Rayonier is in compliance with these asset tests.
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
There continue to be numerous initiatives and proposals to address global climate issues. Many of these proposals would regulate and/or tax the production of carbon dioxide and other “greenhouse gases” to facilitate the reduction of carbon compound emissions into the atmosphere, and provide tax and other incentives to produce and use “cleaner” energy. Additionally, our investors and other stakeholders are increasingly focused on the impacts of climate change on their investments and our business prospects, including those related to solar leases, carbon capture and storage projects and our participation in carbon markets.
Overall, it is reasonably likely that legislative and regulatory activity in this area will in some way affect Rayonier and the U.S. customers of our Timber and Wood Products segments, but it is unclear at this time what the nature of the impact will be. We anticipate increases in legal and reporting requirements at the state, federal and international level regarding climate change. These evolving requirements may increase compliance costs, divert resources and create inefficiencies, particularly if timelines change, and may negatively impact our business and reputation. We continue to monitor political and regulatory developments in this area, but their overall impact on Rayonier, from a cost, benefit and financial performance standpoint, remains uncertain at this time.
As a result of the PotlatchDeltic merger, we have assumed responsibility for qualified defined benefit pension plans that are currently underfunded.
Following the merger, we now have a qualified defined benefit pension plan covering certain of our current and former employees which, at December 31, 2025, was 90.9% funded. Future actions involving our qualified and unqualified defined benefit and other postretirement plans, such as annuity buyouts and lump-sum payouts, could cause us to incur significant pension and postretirement settlement and curtailment charges and may require significant cash contributions to maintain a legally required funded status. The measurement of the pension benefit obligation, determination of pension plan net periodic costs and the requirements for funding our pension plans are based on a number of actuarial assumptions, including the expected rate of return on plan assets and the discount rate applied to the pension obligation. Changes in plan asset returns and long-term interest rates could increase our costs under our defined benefit pension plans and may significantly affect future contribution requirements. It is unknown what the actual investment return or our pension assets will be in future years and what interest rates may be at any given point in time. Accordingly, we cannot provide any assurance of what our actual pension plan costs will be in the future, or if we will be required under applicable law to make future material plan contributions.
Expectations relating to sustainability considerations expose Rayonier to potential liabilities, increased costs, reputational harm and other adverse effects on Rayonier’s business.
Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on sustainability considerations relating to businesses, including greenhouse gas emissions, human capital, and diversity. Rayonier makes statements about these matters through information provided on its website, press releases and other communications, including through its Sustainability and Carbon Reports. Responding to these sustainability considerations involves risks and uncertainties, including those described under “Forward-Looking Statements,” requires investment and is impacted by factors that may be outside Rayonier’s control. In addition, some stakeholders may disagree with Rayonier’s initiatives and the focus of stakeholders may change and evolve over time. Stakeholders also may have very different views on where our sustainability focus should be placed, including differing views of regulators in various jurisdictions in which we operate. Any failure, or perceived failure, by Rayonier to further its initiatives, adhere to its public statements, comply with federal, state or international sustainability laws and regulations, or to meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against Rayonier and materially adversely affect Rayonier’s business, reputation, results of operations, financial condition and stock price.
We are subject to various risks related to the recently completed merger of equals transaction with PotlatchDeltic.
As described elsewhere in this Annual Report on Form 10-K, the Company recently completed its merger of equals with PotlatchDeltic (the “Merger”). The risks, contingencies and other uncertainties that could have a material adverse effect on the results of operations, cash flows and financial position of the Company following the Merger include:

•the effect of the Merger on the Company’s ability to retain and hire key personnel and maintain business relationships, and on operating results and business generally;

•the risk that the Company may not be able to maintain its investment grade rating;

•the risk that litigation relating to the Merger, if any, could result in substantial costs;

•the potential impact of the Merger on the stock price of the Company and the dividends expected to be paid to Company shareholders in the future;

•the failure to realize projected cost savings, synergies and other benefits from the Merger;

•the incurrence of significant transaction related costs in connection with the Merger, including, among others, fees paid to financial, legal and accounting advisors and filing fees, as well as costs related to formulating and implementing integration plans;

•complexities associated with managing the larger, integrated business; and

•diversion of management’s attention during integration efforts.

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
In the past, we have experienced targeted and non-targeted cybersecurity attacks and incidents, and we could experience similar attacks in the future. To date, no cybersecurity attack or incident, or any risk from cybersecurity threats, has materially affected or has been determined to be reasonably likely to materially affect the Company or our business strategy, results of operations, or financial condition.
GOVERNANCE
As of December 31, 2025, the position of Director of Information Technology was vacant. During this period of vacancy, our Manager of IT Security, who has over 20 years of information technology experience,1 assumed primary responsibility for protecting the organization’s digital assets and sensitive information from cyber threats. The Manager of IT Security managed our partnerships with the external firm specializing in around-the-clock threat monitoring, detection, and response services, as well as other third-party providers. Material risks from threats to our information systems are reported by the Manager of IT Security to the ERM Committee.
In the event of a breach or incident, our Manager of IT Security assumed primary responsibility for leading our response to mitigate impact and initiate the recovery processes, given the vacancy in the Director of Information Technology position. Following the identification of a breach or incident, the Manager of IT Security reports incidents of a medium or high severity level2 to our senior leadership team. Incidents of a high severity level are also reviewed by our Disclosure Committee to assess materiality and any disclosure obligations. All incidents are reported to the Audit Committee at the next scheduled meeting, and incidents of high severity level are immediately reported to the Audit Committee. In the event of a significant incident, the matter is reported to the full Board of Directors.
The Audit Committee of our Board of Directors is responsible for overseeing cybersecurity risk management. For each Audit Committee meeting, the Manager of IT Security prepares an updated cybersecurity report, featuring key metrics and threats. Additionally, the Manager of IT Security provides an annual cybersecurity briefing to the Audit Committee. External penetration tests and process audits, conducted at regular intervals, are reported directly to the Audit Committee by our third-party firm. These comprehensive measures help the Committee remain well-informed and proactive in their oversight of cybersecurity risks.
Subsequent to December 31, 2025, following the completion of our merger, we appointed a Vice President & Chief Information Officer (CIO) to oversee our information technology and cybersecurity functions. The CIO’s responsibilities and governance structure will be reflected in future disclosures.

(1)Our Manager of IT Security has more than 20 years of IT experience. He joined the company in 2015 as a Systems Engineer and was promoted to his current position in 2020. Prior to joining Rayonier, he worked as an Infrastructure Engineer at Enterprise Integration (EI), a managed services provider. Prior to joining EI, he held various IT roles in support and engineering.

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

Item 2.    PROPERTIES
Our continuing timber operations are disaggregated into two geographically distinct reporting segments: Southern Timber and Pacific Northwest Timber. The following table provides a breakdown of our timberland holdings as of September 30, 2025 and December 31, 2025. These amounts do not reflect any timberland holdings acquired in connection with our merger with PotlatchDeltic, which was completed after the balance sheet date on January 30, 2026:

(acres in 000s)	As of September 30, 2025			As of December 31, 2025
	Owned	Leased	Total	Owned	Leased	Total
Southern
Alabama	248	3	251	248	2	250
Arkansas	—	1	1	—	1	1
Florida	337	30	367	336	10	346
Georgia	610	49	659	609	48	657
Louisiana	146	—	146	146	—	146
South Carolina	15	—	15	15	—	15
Texas	276	—	276	275	—	275
	1,632	83	1,715	1,629	61	1,690

Pacific Northwest
Oregon	6	—	6	6	—	6
Washington	299	2	301	299	2	301
	305	2	307	305	2	307

Total	1,937	85	2,022	1,934	63	1,997

The following tables detail changes in our portfolio of owned and leased timberlands by state for our continuing operations from December 31, 2024 to December 31, 2025:

(acres in 000s)	Acres Owned
	December 31, 2024	Acquisitions	Sales	December 31, 2025
Southern
Alabama	250	—	(2)	248
Florida	360	—	(24)	336
Georgia	611	—	(2)	609
Louisiana	146	—	—	146
South Carolina	15	—	—	15
Texas	279	—	(4)	275
	1,661	—	(32)	1,629

Pacific Northwest
Oregon	6	—	—	6
Washington	299	—	—	299
	305	—	—	305

Total	1,966	—	(32)	1,934

(acres in 000s)	Acres Leased
	December 31, 2024	New Leases	Sold/Expired Leases (a)	December 31, 2025
Southern
Alabama	3	—	(1)	2
Arkansas	2	—	(1)	1
Florida	35	—	(25)	10
Georgia	49	—	(1)	48
	89	—	(28)	61

Pacific Northwest
Washington (b)	3	—	(1)	2

Total	92	—	(29)	63

(a)Includes acres previously under lease that have been harvested and activity for the relinquishment of leased acres.
(b)Primarily timber reservations acquired in the merger with Pope Resources.

TIMBERLAND LEASES & DEEDS
The following table details our acres under lease as of December 31, 2025 by type of lease and estimated lease expiration. See Note 17 — Leases for more information on U.S. timberland leases including lease terms and renewal provisions. These amounts do not reflect any leases acquired in connection with our merger with PotlatchDeltic, which was completed after the balance sheet date on January 30, 2026.

(acres in 000s)			Lease Expiration
Location	Type of Lease	Total	2026-2035	2036-2045	2046-2055	Thereafter
Southern	Fixed Term	51	13	32	—	6
	Fixed Term with Renewal Option (a)	10	10	—	—	—
Pacific Northwest	Fixed Term (b)	2	—	1	1	—
Total Acres under Long-term Leases		63	23	33	1	6

(a)Includes approximately 1,000 acres of timber deeds.
(b)Primarily timber reservations acquired in the merger with Pope Resources.
The following table details our estimated leased acres, lease expirations and lease costs over the next five years:

(acres and dollars in 000s, except per acre amounts)
Location		2026	2027	2028	2029	2030
Southern
	Leased Acres Expiring (a)	1	10	—	—	—
	Year-end Leased Acres (a)	60	50	50	50	50
	Estimated Annual Lease Cost (a)(b)	$2,701	$2,679	$2,288	$2,272	$2,272
	Average Lease Cost per Acre (a)	$49.30	$49.22	$51.51	$51.46	$51.46
Pacific Northwest
	Leased Acres Expiring	—	—	—	—	—
	Year-end Leased Acres (c)	2	2	2	2	2

(a)Includes timber deeds.
(b)Represents capitalized and expensed lease payments.
(c)Primarily timber reservations acquired in the merger with Pope Resources for which no lease payments are made.

OTHER NON-TIMBERLAND LEASES
See Note 17 — Leases for information on other non-timberland leases.

Item 3.    LEGAL PROCEEDINGS

The information set forth under Note 12 — Contingencies and in Note 13 — Environmental and Natural Resource Damage Liabilities in the “Notes to Consolidated Financial Statements” under Item 8 of Part II of this report is incorporated herein by reference.

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
DIVIDENDS
Common share ordinary cash dividends during the years ended December 31, 2025, 2024 and 2023 aggregated to $1.09, $1.14 and $1.14, respectively.
The year ended December 31, 2025 excludes an additional dividend of $1.40 per common share, paid December 12, 2025, to shareholders of record on October 24, 2025. The year ended December 31, 2024 excludes an additional dividend of $1.80 per common share, paid January 30, 2025, to shareholders of record on December 12, 2024. Both the 2025 and 2024 special dividends consisted of a combination of cash and the Company’s common shares, with the cash component (excluding cash for fractional shares) not exceeding 25% of the aggregate value.
The year ended December 31, 2023 excludes an additional cash dividend of $0.20 per common share, paid January 12, 2024, to shareholders of record on December 29, 2023. While the Company intends to continue declaring ordinary cash dividends, there can be no assurances as to the timing or amounts of future payments. See the subsequent events section of Note 1 — Summary of Significant Accounting Policies for additional information regarding our quarterly dividend rate.
HOLDERS
    Including institutional holders, there were approximately 5,950 shareholders of record of our common shares on February 13, 2026.
REGISTERED SALES OF EQUITY SECURITIES
From time to time, the Company may issue common shares in exchange for units in the Operating Partnership. Such shares are issued based on an exchange ratio of one common share for each unit, pursuant to the agreement of the Operating Partnership. During the quarter ended December 31, 2025, the Company issued 137,765 common shares in exchange for an equal number of units.
ISSUER REPURCHASES OF EQUITY SECURITIES
    In December 2024, the Board of Directors authorized a $300 million share repurchase program (the “repurchase program”). Repurchases may occur at management’s discretion from time to time on the open market or through privately negotiated transactions. The new repurchase program has no time limit and may be suspended for periods or discontinued at any time. During the fourth quarter of 2025, the Company repurchased 109,964 shares under this program. As of December 31, 2025, $229.5 million remained available for future repurchases, representing approximately 10,598,280 shares based on the period-end closing stock price of $21.65.

The following table provides information regarding our purchases of Rayonier common shares during the quarter ended December 31, 2025:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (c)
October 1 to October 31	119,565	$25.98	109,964	10,396,591
November 1 to November 30	—	—	—	10,331,056
December 1 to December 31	—	—	—	10,598,280
Total	119,565		109,964

(a)Includes 9,601 shares repurchased to satisfy tax withholding obligations arising from the vesting of shares under the Rayonier Incentive Stock Plan. The repurchase price per share was based on the Company’s common share closing price on the respective vesting dates.
(b)Consists of purchases made in open-market transactions under the $300 million repurchase program announced on December 2, 2024.
(c)The maximum number of shares authorized to be purchased under the repurchase program at the end of October, November, and December is based on the month-end closing stock prices of $22.07, $22.21 and $21.65, respectively.

Rayonier, L.P.
MARKET FOR UNITS OF THE OPERATING PARTNERSHIP
There is no public trading market for Operating Partnership units.
HOLDERS
Including institutional holders, there were approximately 12 holders of record of our Operating Partnership units (other than the Company) on February 13, 2026.
DISTRIBUTIONS
The ordinary distribution rate on the Operating Partnership’s units is equal to the ordinary cash dividend rate on Rayonier Inc.’s common shares.
The year ended December 31, 2025 excludes an additional distribution of $1.40 per Redeemable Operating Partnership Unit, paid December 12, 2025, to holders of record on October 24, 2025. This distribution consisted of $0.35 per unit in cash and $1.05 per unit in Redeemable Operating Partnership Units.
The year ended December 31, 2024 excludes an additional distribution of $1.80 per Redeemable Operating Partnership Unit, paid January 30, 2025, to holders of record on December 12, 2024. This distribution consisted of $0.45 per unit in cash and $1.35 per unit in Redeemable Operating Partnership Units.
The year ended December 31, 2023 excludes an additional cash distribution of $0.20 per Redeemable Operating Partnership Unit, paid January 12, 2024, to holders of record on December 29, 2023.
See the subsequent events section of Note 1 — Summary of Significant Accounting Policies for additional information regarding our quarterly distribution rate.
UNREGISTERED SALES OF EQUITY SECURITIES

There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended December 31, 2025.
ISSUER REPURCHASES OF EQUITY SECURITIES

Pursuant to the Operating Partnership’s limited partnership agreement, limited partners have the right to redeem their Operating Partnership units for cash or, at our election, shares of Rayonier Common Stock on a one-for-one basis. During the quarter ended December 31, 2025, 137,765 units in the Operating Partnership were redeemed by limited partners in exchange for an equal number of shares of Rayonier Common Stock.

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

$220
$200
$180
$160
$140
$120
$100
$80
Dec-20
Dec-21
Dec-22
Dec-23
Dec-24
Dec-25
Rayonier Inc.
S&P 500® Index
S&P® Global Timber and Forestry Index
FTSE NAREIT All Equity REIT Index

The data in the following table was used to create the above graph as of December 31:

	2020	2021	2022	2023	2024	2025
Rayonier Inc.	$100	$142	$119	$126	$109	$100
S&P 500® Index	100	129	105	133	166	196
S&P® Global Timber and Forestry Index	100	115	90	100	94	88
FTSE NAREIT All Equity REIT Index	100	137	100	106	107	105
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
EXECUTIVE SUMMARY
In June 2025, we completed the sale of our 77% interest in a New Zealand joint venture. Consequently, these operations are classified as discontinued operations for all periods presented. See Note 2 — Discontinued Operations for additional information.
Effective with the third quarter of 2025, we realigned our reporting segments to reflect how our CODM, the Chief Executive Officer, evaluates performance and allocates capital. As part of the realignment, the previously reported Trading segment’s log trading activities conducted in the U.S. South and Pacific Northwest are now reported in the respective Southern Timber or Pacific Northwest Timber segments based on geographical location for all periods presented. See Note 3 — Segment and Geographical Information for further discussion of our reportable segments.
On January 30, 2026, Rayonier completed its merger with PotlatchDeltic Corporation (“PotlatchDeltic”) in a merger-of-equals transaction. Under the terms of the merger agreement, PotlatchDeltic stockholders received 1.8185 Rayonier common shares and $0.61 in cash for each PotlatchDeltic share held. In connection with the closing, we issued approximately 140.9 million Rayonier common shares.
This transaction significantly expands our timberland portfolio and introduces wood products manufacturing capabilities, enhancing our scale, geographic diversity, and long-term growth prospects. The merger is expected to be accounted for as a business combination with Rayonier as the acquirer. Additional details regarding the transaction are provided in Note 1 — Summary of Significant Accounting Policies.
The following MD&A reflects our continuing operations as of December 31, 2025. Consequently, these disclosures do not include the impact of the PotlatchDeltic merger, which was completed as a subsequent event on January 30, 2026. Where applicable, we have specifically noted the anticipated effects of the merger or references to the combined company. For details regarding the divestiture of our New Zealand joint venture, see Note 2 — Discontinued Operations.
OUR COMPANY
We are a leading timberland real estate investment trust (“REIT”) with assets located in some of the most productive softwood timber growing regions in the United States. Our revenues, operating income and cash flows are primarily derived from the following core business segments: Southern Timber, Pacific Northwest Timber, and Real Estate. We own or lease under long-term agreements approximately 2.0 million acres of timberland and real estate in Alabama, Arkansas, Florida, Georgia, Louisiana, Oregon, South Carolina, Texas and Washington.
Across our timberland management segments, we sell standing timber (primarily at auction to third parties) and delivered logs. Sales from our timber segments include all activities related to the harvesting of timber and other value-added activities such as the licensing of properties for hunting, the leasing of properties for mineral extraction and cell towers, and revenue from land-based solutions such as carbon capture and storage and solar. We believe we are the second largest publicly-traded timberland REIT and one of the largest private timberland owners in the United States. Our Real Estate business manages all property sales and seeks to maximize the value of our properties that are more valuable for development, recreational or residential uses than for growing timber, and opportunistically sells non-strategic timberlands.

INDUSTRY AND MARKET CONDITIONS
The demand for timber is directly related to the underlying demand for pulp, paper, packaging, lumber and other wood products. The majority of timber sold in our Southern Timber segment is consumed domestically. With a higher proportion of pulpwood, our Southern Timber segment relies heavily on downstream markets for pulp and paper, lumber, and to a lesser extent wood pellets. Our Pacific Northwest Timber segment relies primarily on domestic lumber customers, though log exports to Asia-Pacific countries also contribute to regional demand.
The Southern Timber and Pacific Northwest Timber segments are sensitive to the strength of U.S. lumber markets, which are closely tied to housing starts. These markets are currently impacted by a 10% ad valorem duty on softwood timber and lumber imports that took effect on October 14, 2025. This duty followed a Section 232 investigation under the Trade Expansion Act of 1962, which was authorized by Executive Order 14223, Addressing the Threat to National Security from Imports of Timber, Lumber, and Their Derivative Products (March 1, 2025). These tariffs, along with higher duties on Canadian lumber from the sixth administrative review of the anti-dumping and countervailing order on softwood lumber from Canada, and a weaker U.S. dollar, could increase domestic lumber prices and production of wood products to meet domestic demand, which could likewise increase domestic log demand and pricing. However, these gains may be partially offset by anticipated easing in Canadian duties in the second half of 2026 following the seventh administrative review of anti-dumping and countervailing duties, softer end-market demand due to increased construction costs and/or weaker overall market conditions stemming from changes in trade policy and/or broader economic uncertainty.
Pricing within our timber segments is subject to broad macroeconomic influences and local market conditions. Residential construction activity is a key macroeconomic factor. Locally, prices can fluctuate based on weather patterns, available log inventories, mill demand, and access to export markets. Currently, in our Southern Timber segment, pine stumpage realizations continue to be constrained by overall softer demand for pulpwood and sawtimber, due in part to recent mill closures. Meanwhile, the Pacific Northwest Timber segment has seen generally stable weighted-average delivered log prices due to balanced supply and demand. While Executive Order 14225, Immediate Expansion of American Timber Production (March 1, 2025) could increase the supply of available timber from federal lands, any potential impacts would likely be most prevalent in the Pacific Northwest. Further, despite the potential long-term increase in the supply of federal harvest volumes, significant logistical, legal and infrastructure-related challenges will likely limit near-term market impacts.
    We are also subject to the risk of price fluctuations in key operational costs, which primarily include logging and transportation (cut and haul). Additionally, our cost of sales is significantly influenced by the cost basis of timber sold (depletion) and real estate sold. Depletion represents the amortization of capitalized site preparation, planting and fertilization, real estate taxes, timberland lease payments, and certain payroll costs. The cost basis of real estate sold includes land costs and direct development and construction expenses for specific projects, including infrastructure, roadways, utilities, amenities and other improvements. While our timber and real estate sales are not directly subject to tariffs, to the extent that goods and/or services that we purchase in our operations are impacted by tariffs, this could lead to higher costs in our operations if vendors look to pass through any such increased costs resulting from tariffs. Other costs include amortization of capitalized road and bridge construction and software, depreciation of fixed assets and equipment, road maintenance, severance and excise taxes, fire prevention, and real estate commissions and closing costs.
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

CRITICAL ACCOUNTING ESTIMATES
    The preparation of financial statements requires us to establish accounting policies and make estimates, assumptions, and judgments that affect our assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities in our Annual Report on Form 10-K. We base these estimates and assumptions on historical data, market trends, current fact patterns, and other information we believe are reasonable under the circumstances. Actual results may differ from these estimates.
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
    Significant assumptions and estimates are used in the recording of timber inventory and depletion costs. Factors that can impact timber volume include weather changes, losses due to natural causes, differences in actual versus estimated growth rates, and changes in the age when timber is considered merchantable. A 3% company-wide change in estimated standing merchantable inventory would have caused an estimated change of approximately $2.9 million to 2025 depletion expense.
    Merchantable standing timber inventory is estimated annually by our land information services group using industry-standard software. This calculation accounts for growth, in-growth (the annual transfer of oldest pre-merchantable age class into merchantable inventory), timberland sales and the annual harvest specific to each business unit. The age at which timber is considered merchantable is reviewed periodically and updated for changing harvest practices, future harvest age profiles and biological growth factors.
Acquisitions of timberland can also affect the depletion rate. Upon the acquisition of timberland, we make a determination whether to combine the newly-acquired merchantable timber with an existing depletion pool or to create a new pool. The determination is based on the geographic location of the new timber, the customers/markets that will be served and species mix. There were no acquisitions of timberland during 2025. As such, there was no impact on 2025 depletion rates.
REAL ESTATE COST OF SALES
Real estate cost of sales includes the cost basis of land and any timber conveyed to the buyer, real estate development costs, and closing costs. For developed residential or commercial land sales, cost of sales includes both development costs incurred and estimates of future development costs required to complete the project.
Allocating common development costs—such as infrastructure, roadways, and utilities—requires significant management judgment. Costs are allocated to each acre or lot based on its relative sales value compared to the estimated total sales value of the entire project. We reevaluate these estimates at least annually, or more frequently if warranted by changes in market conditions or project scope. Any adjustments to these estimates are allocated prospectively to the remaining units available for sale. Significant changes in our assumptions regarding total project costs or future selling prices could impact the timing and amount of cost of sales recognized in our Consolidated Statements of Income and Comprehensive Income (Loss). See Note 1 — Summary of Significant Accounting Policies for additional information.
IMPAIRMENT OF LONG-LIVED ASSETS
We review the carrying amount of long-lived assets whenever an event or a change in circumstances indicates that the carrying value of the asset or asset group may not be recoverable through future operations. If we evaluate recoverability, we are required to estimate future cash flows and residual value of the asset or asset group. The evaluation of future cash flows requires the use of assumptions regarding future economic conditions such as construction costs and sales values that may differ from actual results. An impairment loss is recognized if the carrying amount of an asset is not recoverable and exceeds its fair value. See Note 1 — Summary of Significant Accounting Policies for additional information.

DEFERRED TAX ITEMS
Timber and Real Estate operations conducted within our REIT are generally not subject to U.S. income taxation. We expect variability in our effective tax rate and cash taxes to be driven primarily by operations conducted through our Taxable REIT Subsidiaries (TRS). Given the existence of Net Operating Loss (NOL) carryforwards within the TRS, the most critical element of our deferred tax reporting is the assessment of the valuation allowance against the Deferred Tax Asset (DTA) created by these NOLs. Deferred tax expense or benefit is recognized in the financial statements according to the changes in deferred tax assets and liabilities between years. Valuation allowances are established to reduce deferred tax assets when it is more likely than not that such assets will not be realized. See Note 21 — Income Taxes for additional information about our unrecognized tax benefits and Note 2 — Discontinued Operations for additional information about our New Zealand operations.
ENVIRONMENTAL AND NATURAL RESOURCE DAMAGE LIABILITIES
We determine the costs of environmental remediation for areas where we have been named a potentially liable party based on evaluations of current law and existing technologies. Inherent uncertainties exist in these evaluations due to unknown environmental conditions, changing governmental regulations, evolving legal standards regarding liability, and emerging remediation technologies. At December 31, 2025, the total liability recorded on our Consolidated Balance Sheets for environmental contamination and Natural Resource Damages was $9.3 million. This represents management’s best estimate of remediation and restoration costs; however, we continue to monitor the cleanup process and adjust the liability as necessary. For more information, see Governmental Regulations and Environmental Matters in Item 1 — Business, Note 1 — Summary of Significant Accounting Policies, and Note 13 — Environmental and Natural Resource Damage Liabilities.
ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED
See Note 1 — Summary of Significant Accounting Policies for a summary of recently issued accounting standards.

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS
The following table provides key financial information by segment and on a consolidated basis for the three years ended December 31:

Financial Information (in millions of dollars)	2025	2024	2023
Sales
Southern Timber	$228.3	$251.6	$265.1
Pacific Northwest Timber	83.6	108.0	133.3
Real Estate
Improved Development	47.2	30.8	30.7
Unimproved Development	5.1	12.4	0.1
Rural	48.6	72.9	99.7
Timberland & Non-Strategic	53.5	0.6	3.3
Conservation Easement	—	1.1	—
Deferred Revenue/Other (a)	18.3	15.5	13.9
Large Dispositions	—	495.0	242.2
Total Real Estate	172.6	628.3	390.0
Total Sales	$484.5	$987.9	$788.4

Operating Income (Loss)
Southern Timber	$61.1	$77.9	$76.3
Pacific Northwest Timber	1.9	(6.3)	(8.7)
Real Estate (b)	62.3	335.1	156.6
Corporate and other (c)	(42.0)	(42.6)	(39.6)
Operating Income	83.3	364.1	184.7
Interest expense, net (d)	(26.3)	(33.8)	(45.2)
Interest income	24.3	8.2	1.8
Other miscellaneous (expense) income, net (e)	(6.7)	1.3	18.3
Income tax (expense) benefit (f)	(0.5)	1.1	(0.3)
Income from Continuing Operations	74.1	340.9	159.3
Income from operations of discontinued operations, net of tax	1.9	28.1	19.2
Gain on sale of discontinued operations	404.4	—	—
Income from Discontinued Operations	406.3	28.1	19.2
Net Income	480.4	369.0	178.5
Less: Net loss (income) attributable to noncontrolling interests in consolidated affiliates	0.2	(5.0)	(2.1)
Net Income Attributable to Rayonier, L.P.	$480.6	$364.0	$176.4
Less: Net income attributable to noncontrolling interests in the Operating Partnership	(6.2)	(4.9)	(2.9)
Net Income Attributable to Rayonier Inc.	$474.4	$359.1	$173.5

Adjusted EBITDA (g)
Southern Timber	$130.1	$151.3	$156.3
Pacific Northwest Timber	23.7	25.4	28.3
Real Estate	127.1	92.4	99.3
Corporate and other	(32.9)	(38.8)	(37.9)
Total Adjusted EBITDA (g)	$248.0	$230.2	$246.0

(a)Includes deferred revenue adjustments, builder price participation, and other fees related to Improved Development sales in addition to residential and commercial lease revenue.
(b)The year ended December 31, 2025 includes a $7.0 million asset impairment charge. The years ended December 31, 2024 and December 31, 2023 include income of $291.1 million and $105.1 million, respectively, from Large Dispositions.
(c)The year ended December 31, 2025 includes $6.3 million of costs related to the merger with PotlatchDeltic and $1.1 million of restructuring charges. The year ended December 31, 2024 includes $1.1 million of restructuring charges and $0.8 million of costs related to disposition initiatives.
(d)The year ended December 31, 2024 includes a $1.6 million gain from a terminated cash flow hedge.
(e)The year ended December 31, 2025 includes $1.7 million of net costs associated with legal settlements. The year ended December 31, 2024 includes $8.0 million of net recoveries associated with legal settlements, which is partially offset by $6.0 million of pension settlement charges. The year ended December 31, 2023 includes $20.7 million of net recoveries associated with legal settlements, which is partially offset by a $2.0 million pension settlement charge.
(f)The year ended December 31, 2024 includes a $1.2 million income tax benefit related to the pension settlement.
(g)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Item 7 — Performance and Liquidity Indicators.

Southern Timber Overview *	2025	2024	2023
Sales Volume (in thousands of tons) (a)
Pine Pulpwood	3,460	3,704	3,821
Pine Sawtimber	2,973	2,796	3,295
Total Pine Volume	6,433	6,500	7,116
Hardwood	408	309	198
Total Volume	6,841	6,808	7,314

% Delivered Volume (vs. Total Volume)	35%	34%	35%
% Pine Sawtimber Volume (vs. Total Pine Volume)	46%	43%	46%
% Export Volume (vs. Total Volume) (b)	—	1%	1%

Net Stumpage Pricing (dollars per ton) (a)(c)
Pine Pulpwood	$13.14	$16.89	$16.78
Pine Sawtimber	26.16	28.41	29.64
Weighted Average Pine	$19.16	$21.84	$22.73
Hardwood	13.72	13.55	13.89
Weighted Average Total	$18.83	$21.46	$22.49

Summary Financial Data (in millions of dollars)
Timber Sales	$181.8	$199.4	$226.6
Less: Cut and Haul	(53.4)	(51.0)	(58.0)
Less: Port and Freight	—	(2.4)	(4.5)
Net Stumpage Sales	$128.4	$146.0	$164.1

Trading Sales	—	1.2	1.0
Land-Based Solutions (d)	11.2	14.5	4.0
Other Non-Timber Sales	35.3	36.5	33.5
Total Sales	$228.3	$251.6	$265.1

Operating Income	$61.1	$77.9	$76.3
(+) Depreciation, depletion and amortization	69.0	73.4	80.0
Adjusted EBITDA (e)	$130.1	$151.3	$156.3

Other Data
Year-End Acres (in thousands)	1,690	1,750	1,852

*Prior periods have been retrospectively adjusted for financial impacts of log trading activities in the U.S. South due to the elimination of the Trading segment.
(a)Excludes log trading activities.
(b)Estimated percentage of export volume includes direct exports and log sales to third-party exporters.
(c)Pulpwood and sawtimber product pricing for composite stumpage sales is estimated based on market data.
(d)Consists primarily of sales from carbon capture and storage (“CCS”) and solar energy contracts.
(e)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Item 7 — Performance and Liquidity Indicators.

Pacific Northwest Timber Overview *	2025	2024	2023
Sales Volume (in thousands of tons) (a)
Pulpwood	147	183	216
Domestic Sawtimber (b)	786	1,007	999
Export Sawtimber	1	28	89
Total Volume	933	1,219	1,305

% Delivered Volume (vs. Total Volume)	93%	87%	97%
% Sawtimber Volume (vs. Total Volume)	84%	85%	83%
% Export Volume (vs. Total Volume) (c)	1%	7%	12%

Delivered Log Pricing (in dollars per ton) (a)
Pulpwood	$33.65	$29.88	$38.78
Domestic Sawtimber	93.37	89.79	97.71
Export Sawtimber (d)	84.07	137.77	142.63
Weighted Average Log Price	$83.96	$81.88	$90.97

Summary Financial Data (in millions of dollars)
Timber Sales	$76.3	$95.2	$117.9
Less: Cut and Haul	(35.8)	(42.0)	(56.6)
Less: Port and Freight	—	(1.8)	(5.2)
Net Stumpage Sales	$40.5	$51.4	$56.1

Trading Sales	1.8	7.2	9.1
Land-Based Solutions (e)	0.1	0.1	1.4
Other Non-Timber Sales	5.4	5.5	4.9
Total Sales	$83.6	$108.0	$133.3

Operating Income (Loss)	$1.9	($6.3)	($8.7)
(+) Depreciation, depletion and amortization	21.8	31.7	36.9
Adjusted EBITDA (f)	$23.7	$25.4	$28.3

Other Data
Year-End Acres (in thousands)	307	308	418
Northwest Sawtimber (in dollars per MBF) (a)(g)	$709	$660	$711

*Prior periods have been retrospectively adjusted for financial impacts of log trading activities in the U.S. Pacific Northwest due to the elimination of the Trading segment.
(a)Excludes log trading activities.
(b)Includes volumes sold to third-party exporters.
(c)Estimated percentage of export volume includes direct exports and log sales to third-party exporters.
(d)Pricing is reported on a CFR basis (i.e., inclusive of export costs and freight).
(e)Primarily consists of conservation easement sales for habitat protection during 2023.
(f)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Item 7 — Performance and Liquidity Indicators.
(g)Delivered Sawtimber excluding chip-n-saw.

Real Estate Overview *	2025	2024	2023
Sales (in millions of dollars)
Improved Development (a)	$47.2	$30.8	$30.7
Unimproved Development	5.1	12.4	0.1
Rural	48.6	72.9	99.7
Timberland & Non-Strategic	53.5	0.6	3.3
Conservation Easement	—	1.1	—
Deferred Revenue/Other (b)	18.3	15.5	13.9
Large Dispositions (c)	—	495.0	242.2
Total Sales	$172.6	$628.3	$390.0

Acres Sold
Improved Development (a)	594	267	376
Unimproved Development	386	1,129	10
Rural	8,873	12,330	28,955
Timberland & Non-Strategic	21,601	430	1,270
Large Dispositions (c)	—	199,470	55,008
Total Acres Sold	31,455	213,625	85,618

Gross Price per Acre (dollars per acre)
Improved Development (a)	$79,351	$115,355	$81,756
Unimproved Development	13,155	10,980	11,250
Rural	5,475	5,914	3,442
Timberland & Non-Strategic	2,477	1,421	2,636
Large Dispositions (c)	—	2,482	4,403
Weighted Average (Total) (d)	$4,906	$8,243	$4,372
Weighted Average (Adjusted) (e)	$3,472	$6,187	$3,411

Total Sales (Excluding Large Dispositions)	$172.6	$133.3	$147.8

Operating Income	$62.3	$335.1	$156.6
(–) Large Dispositions (c)	—	(291.1)	(105.1)
(+) Asset impairment charge (f)	7.0	—	—
(+) Depreciation, depletion and amortization	14.0	7.0	18.0
(+) Non-cash cost of land and improved development	43.7	41.4	29.8
Adjusted EBITDA (g)	$127.1	$92.4	$99.3

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
(d)Excludes Large Dispositions.
(e)Excludes Improved Development and Large Dispositions.
(f)Asset impairment charge reflects an impairment charge recognized on certain real estate assets located in Washington, which were acquired in the 2020 merger with Pope Resources.
(g)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Item 7 — Performance and Liquidity Indicators.

Capital Expenditures By Segment *	2025	2024	2023
Timber Capital Expenditures (in millions of dollars)
Southern Timber
Reforestation, silviculture and other capital expenditures	$25.6	$31.9	$30.6
Property taxes	7.7	7.5	7.3
Lease payments	2.3	2.6	2.8
Allocated overhead	5.9	6.4	5.9
Subtotal Southern Timber	$41.6	$48.4	$46.5
Pacific Northwest Timber
Reforestation, silviculture and other capital expenditures	5.1	8.1	10.9
Property taxes	0.4	0.5	0.9
Allocated overhead	2.7	4.7	5.6
Subtotal Pacific Northwest Timber	$8.3	$13.3	$17.4
Total Timber Segments Capital Expenditures	$49.8	$61.7	$63.9
Real Estate	0.2	0.3	0.3
Corporate	—	—	0.6
Total Capital Expenditures	$50.0	$62.1	$64.8

Timberland Acquisitions
Southern Timber	—	$22.8	$10.5
Pacific Northwest Timber	—	—	3.6
Total Timberland Acquisitions	—	$22.8	$14.1

Real Estate Development Investments (a)	$22.4	$25.8	$23.1

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

Discontinued Operations *	2025	2024	2023
Summary Financial Data by Historical Segment (in millions of dollars)
New Zealand Timber
Timber Sales	$101.6	$215.3	$211.1
Less: Cut and Haul	(42.1)	(85.5)	(84.5)
Less: Port and Freight	(30.7)	(75.3)	(64.8)
Net Stumpage Sales	$28.9	$54.5	$61.8
Carbon Credit Sales	—	22.4	23.4
Other Non-Timber Sales	0.5	0.8	1.0
Total New Zealand Timber Sales	$102.2	$238.6	$235.5

Real Estate
Land Sales	—	15.5	—
Total Real Estate Sales	—	$15.5	—

Trading
Trading Sales	6.6	19.7	31.7
Non-Timber Sales	0.5	1.5	1.8
Total Trading Sales	$7.2	$21.2	$33.5

Corporate / Intersegment Eliminations
Non-Timber Sales	—	(0.2)	(0.5)
Total Corporate / Intersegment Eliminations	—	($0.2)	($0.5)

Total sales from discontinued operations	$109.3	$275.1	$268.6

Income from operations of discontinued operations, net of tax	$1.9	$28.1	$19.2
Gain on sale of discontinued operations	404.4	—	—
Income from discontinued operations	$406.3	$28.1	$19.2

*Due to the Company's sale of the entities that held its entire 77% New Zealand joint venture interest, which was completed on June 30, 2025, New Zealand operating results are classified as Discontinued Operations in our Consolidated Financial Statements for all periods presented.

RESULTS OF OPERATIONS, 2025 VERSUS 2024
(millions of dollars)
The following tables summarize sales, operating income (loss) and Adjusted EBITDA variances for 2025 versus 2024:

Sales	Southern Timber		Pacific Northwest Timber		Real Estate		Total
2024	$251.6		$108.0		$628.3		$987.9
Volume	(0.5)		(16.4)		138.6		121.7
Price	(18.0)		0.7		(101.8)		(119.1)
Non-timber sales (a)	(4.5)		—		—		(4.5)
Other	(0.3)	(b)	(8.7)	(b)	(492.5)	(c)	(501.5)
2025	$228.3		$83.6		$172.6		$484.5

(a)For the Southern Timber segment, includes sales from carbon capture and storage ("CCS") and solar energy contracts.
(b)Includes variance due to stumpage versus delivered sales.
(c)Includes a $495.0 million decrease in Large Dispositions as well as deferred revenue adjustments, builder price participation, and other fees related to Improved Development sales in addition to Conservation Easement sales and residential and commercial lease revenue.

Operating Income (Loss)	Southern Timber	Pacific Northwest Timber	Real Estate		Corporate and Other		Total
2024	$77.9	($6.3)	$335.1		($42.6)		$364.1
Volume	0.4	(1.9)	82.3		—		80.8
Price (a)	(18.0)	1.6	(101.8)		—		(118.2)
Cost	(0.3)	5.9	(6.2)		5.9		5.3
Non-timber income (b)	(3.6)	—	—		—		(3.6)
Depreciation, depletion & amortization	4.7	2.6	0.9		0.1		8.3
Non-cash cost of land and improved development	—	—	44.1		—		44.1
Other	—	—	(292.1)	(c)	(5.4)	(d)	(297.5)
2025	$61.1	$1.9	$62.3		($42.0)		$83.3

(a)For Timber segments, price reflects net stumpage realizations (i.e. net of cut and haul and shipping costs). For Real Estate, price is presented net of cash closing costs.
(b)For the Southern Timber segment, includes income from carbon capture and storage (“CCS”) and solar energy contracts.
(c)Real Estate includes a $291.1 million decrease in operating income from Large Dispositions and a $7.0 million asset impairment charge in the current year. Real Estate also includes deferred revenue adjustments, builder price participation, and other fees related Improved Development sales in addition to Conservation Easement sales and residential and commercial lease revenue.
(d)Corporate and Other includes $6.3 million of costs related to the merger with PotlatchDeltic and $1.1 million of restructuring charges in the current year, compared to $1.1 million of restructuring charges and $0.8 million of costs related to disposition initiatives in the prior year.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	Real Estate	Corporate and Other	Total
2024	$151.3	$25.4	$92.4	($38.8)	$230.2
Volume	0.7	(9.2)	138.6	—	130.1
Price (b)	(18.0)	1.6	(101.8)	—	(118.2)
Cost	(0.3)	5.9	(6.2)	5.9	5.3
Non-timber income (c)	(3.6)	—	—	—	(3.6)
Other (d)	—	—	4.1	—	4.1
2025	$130.1	$23.7	$127.1	($32.9)	$248.0

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

SOUTHERN TIMBER
    Full-year sales of $228.3 million decreased $23.3 million, or 9%, versus the prior year. Harvest volumes increased marginally to 6.84 million tons versus 6.81 million tons in the prior year, primarily attributable to improved production from drier weather in the second half of the year and increased demand for green logs as salvage operations in the Atlantic region subsided. These gains were partially offset by softer mill demand and the impact of the Large Disposition in Oklahoma completed in late 2024. Average pine sawtimber stumpage realizations decreased 8% to $26.16 per ton versus $28.41 per ton in the prior year, driven by softer demand from Southern sawmills and competing log supply from salvage timber. Average pine pulpwood stumpage realizations decreased 22% to $13.14 per ton versus $16.89 per ton in the prior year, due to the market impact of salvage volume, softer pulp mill demand, and increased supply from dry weather conditions. Overall, weighted-average stumpage realizations (including hardwood) decreased 12% to $18.83 per ton versus $21.46 per ton in the prior year, as lower pulpwood pricing was partially offset by a higher proportion of sawtimber volume.
    Operating income of $61.1 million decreased $16.8 million versus the prior year due to lower net stumpage realizations ($18.0 million), lower non-timber income ($3.6 million), and higher costs ($0.3 million), partially offset by lower depletion rates ($4.7 million) and higher volumes ($0.4 million). Full-year Adjusted EBITDA of $130.1 million was $21.2 million below the prior year.
PACIFIC NORTHWEST TIMBER
    Full-year sales of $83.6 million decreased $24.5 million, or 23%, versus the prior year. Harvest volumes decreased 23% to 933,000 tons versus 1.22 million tons in the prior year, primarily reflecting the impact of the Large Dispositions completed in the fourth quarter of 2024. Average delivered prices for domestic sawtimber increased 4% to $93.37 per ton versus $89.79 per ton in the prior year, driven by improved demand from domestic lumber mills— partially in anticipation of additional duties on Canadian lumber—and a favorable geographic mix. Average delivered pulpwood prices increased 13% to $33.65 per ton versus $29.88 per ton in the prior year, as a reduction in sawmill residuals tightened regional supply and improved market tension.
    Operating income of $1.9 million versus an operating loss of $6.3 million in the prior year was driven by lower costs ($5.9 million), lower depletion rates ($2.6 million) and higher net stumpage realizations ($1.6 million), partially offset by lower volumes ($1.9 million). Full-year Adjusted EBITDA of $23.7 million was $1.7 million below the prior year.

REAL ESTATE
    Full-year sales of $172.6 million decreased $455.7 million versus the prior year, while operating income of $62.3 million decreased $272.8 million versus the prior year. Current-year operating income included a $7.0 million asset impairment charge. Prior-year sales and operating income included $495.0 million and $291.1 million, respectively, from Large Dispositions. Sales decreased primarily due to significantly lower volumes (31,455 acres sold versus 213,625 acres sold in the prior year), partially offset by higher weighted-average prices ($4,906 per acre versus $2,863 per acre in the prior year). Full-year Adjusted EBITDA of $127.1 million was $34.7 million above the prior year.
CORPORATE AND OTHER EXPENSE
    Full-year corporate and other operating expense of $42.0 million decreased $0.6 million versus the prior year, primarily due to lower compensation and benefit-related expenses. The current year included $6.3 million of costs related to the merger with PotlatchDeltic and $1.1 million of restructuring charges. In comparison, the prior year included $1.1 million of restructuring charges and $0.8 million of costs related to disposition initiatives. Restructuring charges in both periods related to our previously announced workforce optimization initiative.
INTEREST EXPENSE, NET
    Full-year interest expense of $26.3 million decreased $7.4 million versus the prior year, primarily due to lower average outstanding debt, partially offset by the gain from a terminated cash flow hedge in the prior year.
INTEREST INCOME
    Full-year interest income of $24.3 million increased $16.1 million versus the prior year, primarily due to a higher cash balance following the Large Dispositions completed in late 2024 and the sale of the Company’s New Zealand joint venture interest in the second quarter of 2025.
OTHER MISCELLANEOUS (EXPENSE) INCOME, NET
Full-year other miscellaneous expense was $6.7 million, which included $1.7 million of net costs associated with legal settlements. This compares to prior-year other miscellaneous income of $1.3 million, which included $8.0 million of net recoveries associated with legal settlements, partially offset by $6.0 million of pension settlement charges.
INCOME TAX (EXPENSE) BENEFIT
Full-year income tax expense was $0.5 million versus an income tax benefit of $1.1 million in the prior year. The increase in tax expense is primarily due to a $1.2 million tax benefit recognized in the prior year related to a pension termination and settlement.
INCOME FROM DISCONTINUED OPERATIONS
Discontinued operations relate to the sale of our New Zealand joint venture, which was completed on June 30, 2025. Full-year income of $406.3 million includes a $404.4 million gain on the sale of the Company’s New Zealand joint venture interest and $1.9 million of income from operations of discontinued operations, net of tax. This compares to prior-year period income from operations of discontinued operations, net of tax of $28.1 million. See Note 2 — Discontinued Operations for additional information.
SHARE REPURCHASES
The Company repurchased approximately 2.9 million shares at an average price of $24.29 per share, or approximately $70.5 million in total during 2025. Following the mid-October merger announcement, the Company’s ability to repurchase shares was generally restricted pending the close of the transaction. As of December 31, 2025, the Company had approximately 161.4 million common shares outstanding, 1.7 million Redeemable Operating Partnership Units outstanding, and $229.5 million remaining on its current share repurchase authorization.

RESULTS OF OPERATIONS, 2024 VERSUS 2023
(millions of dollars)
The following tables summarize sales, operating income (loss) and Adjusted EBITDA variances for 2024 versus 2023:

Sales	Southern Timber		Pacific Northwest Timber		Real Estate		Total
2023	$265.1		$133.3		$390.0		$788.4
Volume	(11.0)		(5.3)		(70.2)		(86.5)
Price	(7.2)		(1.5)		53.0		44.3
Non-timber sales (a)	13.5		(0.7)		—		12.8
Other	(8.8)	(b)	(17.8)	(b)	255.5	(c)	228.9
2024	$251.6		$108.0		$628.3		$987.9

(a)For the Southern Timber segment, includes sales from carbon capture and storage ("CCS") and solar energy contracts. For the Pacific Northwest Timber segment, includes Conservation Easement sales for habitat protection in Q2 2023.
(b)Includes variance due to stumpage versus delivered sales.
(c)Includes a $252.8 million increase in Large Dispositions as well as deferred revenue adjustments, builder price participation, and other fees related to Improved Development sales in addition to Conservation Easement sales and residential and commercial lease revenue.

Operating Income (Loss)	Southern Timber	Pacific Northwest Timber	Real Estate		Corporate and Other		Total
2023	$76.3	($8.7)	$156.6		($39.6)		$184.7
Volume	(5.8)	(0.5)	(45.6)		—		(51.9)
Price (a)	(7.0)	(1.1)	53.0		—		44.9
Cost	—	1.8	9.1		(0.9)		10.0
Non-timber income (b)	13.2	(0.7)	—		—		12.5
Depreciation, depletion & amortization	1.1	2.9	1.6		(0.1)		5.5
Non-cash cost of land and improved development	—	—	(26.5)		—		(26.5)
Other	—	—	186.9	(c)	(2.0)	(d)	184.9
2024	$77.9	($6.3)	$335.1		($42.6)		$364.1

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
(c)Includes a $186.0 million increase in operating income from Large Dispositions in the current year as well as deferred revenue adjustments, builder price participation, and other fees related to Improved Development sales in addition to Conservation Easement sales and residential and commercial lease revenue.
(d)Includes $0.8 million of costs related to disposition initiatives and $1.1 million of restructuring charges.

Adjusted EBITDA (a)	Southern Timber	Pacific Northwest Timber	Real Estate	Corporate and Other	Total
2023	$156.3	$28.3	$99.3	($37.9)	$246.0
Volume	(11.2)	(2.8)	(70.2)	—	(84.3)
Price (b)	(7.0)	(1.1)	53.0	—	44.9
Cost	—	1.8	9.1	(0.9)	10.0
Non-timber income (c)	13.2	(0.7)	—	—	12.5
Other (d)	—	—	1.2	—	1.2
2024	$151.3	$25.4	$92.4	($38.8)	$230.2

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

SOUTHERN TIMBER
    Full-year 2024 sales of $251.6 million decreased $13.5 million, or 5%, versus the prior year. Harvest volumes decreased 7% to 6.81 million tons versus 7.31 million tons in the prior year, primarily driven by wet ground conditions that constrained production, softer demand from lumber mills, and the impact of the Large Disposition completed in the fourth quarter. Average pine sawtimber stumpage realizations decreased 4% to $28.41 per ton versus $29.64 per ton in the prior year, while average pine pulpwood stumpage realizations increased 1% to $16.89 per ton versus $16.78 per ton in the prior year. The decrease in average pine sawtimber prices was primarily due to softer demand from sawmills, an unfavorable geographic mix, and the impact of salvage volume. The increase in average pine pulpwood prices was primarily driven by improved demand from pulp mills. Overall, weighted-average stumpage realizations (including hardwood) decreased 5% to $21.46 per ton versus $22.49 per ton in the prior year.
    Operating income of $77.9 million increased $1.6 million versus the prior year due to higher non-timber income ($13.2 million) and lower depletion rates ($1.1 million), partially offset by lower net stumpage realizations ($7.0 million) and lower volumes ($5.8 million). Full-year Adjusted EBITDA of $151.3 million was $5.0 million below the prior year.
PACIFIC NORTHWEST TIMBER
    Full-year 2024 sales of $108.0 million decreased $25.3 million, or 19%, versus the prior year. Harvest volumes decreased 7% to 1.22 million tons versus 1.31 million tons in the prior year, primarily due to the Large Dispositions completed in the region. Average delivered prices for domestic sawtimber decreased 8% to $89.79 per ton versus $97.71 per ton in the prior year due to a combination of weaker demand from domestic lumber mills, reduced export market tension, and an unfavorable species mix. Average delivered pulpwood prices decreased 23% to $29.88 per ton versus $38.78 per ton in the prior year due to softer mill demand in the region.
    An operating loss of $6.3 million versus an operating loss of $8.7 million in the prior year was driven by lower depletion rates ($2.9 million) and lower costs ($1.8 million), partially offset by lower net stumpage realizations ($1.1 million), lower non-timber income ($0.7 million), and lower volumes ($0.5 million). Full-year Adjusted EBITDA of $25.4 million was $2.9 million below the prior year.
REAL ESTATE
    Full-year 2024 sales of $628.3 million increased $238.3 million versus the prior year, while operating income of $335.1 million increased $178.5 million versus the prior year. Sales and operating income in the current year included $495.0 million and $291.1 million, respectively, from Large Dispositions. Prior year sales and operating income included $242.2 million and $105.1 million, respectively, from Large Dispositions. Sales increased primarily due to significantly higher volumes (213,625 acres sold versus 85,618 acres sold in the prior year), partially offset by lower weighted average prices ($2,863 per acre versus $4,392 per acre in the prior year). Full-year Adjusted EBITDA of $92.4 million was $6.9 million below the prior year.

CORPORATE AND OTHER EXPENSE
    Full-year 2024 corporate and other operating expense of $42.6 million increased $3.0 million versus the prior year, primarily due to $0.8 million of costs related to disposition initiatives and $1.1 million of restructuring charges, as well as higher compensation and benefit related expenses. The restructuring charges were related to a workforce optimization initiative designed to reduce overhead costs following the disposition of approximately 255,000 acres of timberlands in connection with our Initiatives to Enhance Shareholder Value.
INTEREST EXPENSE, NET
    Full-year 2024 interest expense of $33.8 million decreased $11.4 million versus the prior year, primarily due to lower average outstanding debt and the gain from a terminated cash flow hedge.
INTEREST INCOME
    Full-year 2024 interest income of $8.2 million increased $6.4 million versus the prior year, primarily due to higher cash on hand as a result of the completed Large Dispositions.
OTHER MISCELLANEOUS (EXPENSE) INCOME, NET
Full-year 2024 interest and other miscellaneous income of $1.3 million decreased $17.0 million versus the prior year. The decrease versus the prior year is primarily due to lower net recoveries associated with legal settlements ($12.7 million) and higher pension settlement charges ($4.0 million).
INCOME TAX (EXPENSE) BENEFIT
Full-year 2024 income tax benefit of $1.1 million versus income tax expense of $0.3 million in the prior year is primarily due to a $1.2 million tax benefit associated with the pension termination and settlement.
INCOME FROM DISCONTINUED OPERATIONS
Discontinued operations relates to the sale of our New Zealand joint venture, which was completed on June 30, 2025. Full-year 2024 income from discontinued operations was $28.1 million versus $19.2 million in the prior year. See Note 2 — Discontinued Operations for additional information.
SHARE REPURCHASES
During the fourth quarter of 2024, the Company repurchased 488,017 shares at an average price of $30.10 per share, or approximately $14.7 million in total. In December 2024, the Company announced a new $300 million share repurchase authorization, replacing our previous $100 million share repurchase authorization.

OUTLOOK FOR 2026
Given the recent completion of our merger with PotlatchDeltic, we are providing the following initial outlook for the combined company for 2026 (which reflects the anticipated pro rata contribution from the PotlatchDeltic operations for January 31, 2026 through December 31, 2026):
In 2026, we expect to achieve full-year harvest volumes in our Southern Timber segment of 12.1 to 12.6 million tons—reflecting the increase in our sustainable yield due to the merger with PotlatchDeltic. We further expect that regional pine stumpage realizations will trend modestly higher from fourth-quarter levels during the year as supply-demand conditions normalize. However, we expect that full-year 2026 average pine stumpage realizations for the combined company’s Southern Timber segment will be lower than the standalone realizations for Rayonier in the prior year based on the pro forma geographic mix of the combined company.
In our Northwest Timber segment, we expect to achieve full-year harvest volumes of 2.0 to 2.3 million tons—reflecting the increase in our sustainable yield due to the merger with PotlatchDeltic. We further expect that full-year 2026 average log pricing for the combined company’s Northwest Timber segment will be higher than the standalone pricing for Rayonier in the prior year based on improving demand conditions, a higher mix of sawtimber, and the pro forma geographic mix of the combined company. However, we anticipate that the combined company’s pricing in the Northwest will have increased sensitivity to lumber pricing compared to legacy Rayonier, as a significant portion of our sawlog sales in Idaho are indexed to lumber prices.
In our Wood Products segment, our outlook reflects the upward trend in lumber prices observed at the start of the year. For the 11 months of contribution period in 2026, we expect lumber shipments to total approximately 1.1 billion board feet.
In our Real Estate segment, we anticipate a consistent level of activity in 2026, driven by a combined pipeline of rural land sales and development projects. Our expectations for a steady pace of closings are based on current transaction timing and project development stages.
Our 2026 outlook is subject to a number of variables and uncertainties, including those discussed at Item 1A — Risk Factors.

LIQUIDITY AND CAPITAL RESOURCES
Our principal source of cash is cash flow from operations, primarily the harvesting of timber and sales of real estate. As an UPREIT, our main use of cash is dividends on Rayonier Inc. common shares and distributions on Rayonier, L.P. units. We also use cash to maintain the productivity of our timberlands through replanting and silviculture. Our operations have generally produced consistent cash flow and required limited capital resources; however, acquisitions of timberlands generally require funding from external sources or Large Dispositions.
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
On November 1, 2023, we announced an asset disposition and capital structure realignment plan (the “Plan”) targeting $1 billion of select asset sales to reduce our leverage to ≤3.0x Net Debt / Adjusted EBITDA and return capital to share and unit holders. On June 30, 2025, we completed the sale of our 77% interest in the New Zealand joint venture, which completed our asset disposition and capital structure realignment plan with $1.45 billion of dispositions in the aggregate. See Note 2 — Discontinued Operations for additional information regarding the sale.
CREDIT RATINGS
Both our ability to obtain financing and the related costs of borrowing are affected by our credit ratings, which are periodically reviewed by the rating agencies. As of December 31, 2025, our credit ratings from S&P and Moody’s were “BBB” and “Baa3,” respectively, with both agencies listing our outlook as “Stable.”
SUMMARY OF LIQUIDITY AND FINANCING COMMITMENTS

	As of December 31,
(in millions of dollars)	2025	2024	2023
Cash and cash equivalents	$842.9	$303.1	$179.7
Total debt (a)	1,050.0	1,050.0	1,300.0
Noncontrolling interests in the Operating Partnership	40.5	51.8	81.7
Shareholders’ equity	2,209.7	1,780.5	1,877.6
Net Income Attributable to Rayonier Inc.	474.4	359.1	173.5
Adjusted EBITDA (b)	248.0	230.2	246.0
Total capitalization (total debt plus permanent and temporary equity)	3,300.2	2,882.3	3,259.3
Debt to capital ratio	32%	36%	40%
Debt to Adjusted EBITDA (b)	4.2	4.6	5.3
Net debt to Adjusted EBITDA (b)(c)	0.8	3.2	4.6
Net debt to enterprise value (c)(d)	6%	16%	18%

(a)Total debt as of December 31, 2025, 2024 and 2023 reflects the principal on long-term debt and current maturities of long-term debt, gross of deferred financing costs and unamortized discounts of $4.7 million, $5.6 million and $6.9 million, respectively.
(b)For a reconciliation of Adjusted EBITDA to net income see Item 7 — Performance and Liquidity Indicators.
(c)Net debt is calculated as total debt less cash and cash equivalents.
(d)Enterprise value based on market capitalization (including Rayonier, L.P. “OP” units) plus net debt based on Rayonier’s share price of $21.65, $26.10, and $33.41 as of December 31, 2025, 2024 and 2023, respectively.
AT-THE-MARKET (“ATM”) EQUITY OFFERING PROGRAM
On November 4, 2022, we entered into a distribution agreement with a group of sales agents through which we could sell common shares having an aggregate sales price of up to $300 million (the “2022 ATM Program”). The 2022 ATM Program expired on November 3, 2025, with $269.7 million remaining available for issuance. No common shares were issued under the program during the years ended December 31, 2025 and 2024.

CASH FLOWS
    The following table summarizes our cash flows from operating, investing and financing activities for each of the three years ended December 31 (in millions of dollars):

	2025	2024	2023
Total cash provided by (used for):
Operating activities	$256.7	$261.6	$298.4
Investing activities	615.1	354.0	124.1
Financing activities	(372.9)	(479.4)	(328.9)
Effect of exchange rate changes on cash	1.4	(1.4)	(0.6)
Change in cash, cash equivalents and restricted cash	$500.2	$134.8	$93.0
CASH PROVIDED BY OPERATING ACTIVITIES
Cash provided by operating activities decreased $4.9 million versus the prior year. This decrease was primarily driven by the timing of working capital requirements, which more than offset improved operating results. This difference reflects the impact of non-cash income recognized in the Real Estate segment, with the corresponding cash inflows expected in subsequent periods.
CASH PROVIDED BY INVESTING ACTIVITIES
Cash provided by investing activities increased $261.0 million versus the prior year. This increase was primarily driven by the net proceeds from the sale of the Company’s New Zealand joint venture interest ($688.3 million). Further contributing to the increase were lower cash outflows for timberland acquisitions ($22.8 million), lower capital expenditures from both continuing and discontinuing operations ($12.0 million and $10.6 million, respectively), higher net proceeds from property, plant and equipment sales ($4.5 million), and reduced real estate development investments ($3.4 million). These inflows were partially offset by lower proceeds from Large Dispositions ($484.8 million).
CASH USED FOR FINANCING ACTIVITIES
Cash used for financing activities decreased $106.5 million from the prior year, primarily driven by lower debt repayments ($250.0 million) and lower distributions to noncontrolling interests in consolidated affiliates ($4.0 million). These decreases were partially offset by higher dividends paid on common shares ($91.5 million), increases in share repurchases ($54.6 million). Additionally, the current year included higher distributions to noncontrolling interests in the Operating Partnership ($0.7 million) and higher debt issuance costs ($0.8 million).

FUTURE USES OF CASH
We expect future uses of cash to include working capital requirements, principal and interest payments on long-term debt, lease payments, capital expenditures, real estate development investments, timberland acquisitions, dividends on Rayonier Inc. common shares and distributions on Rayonier, L.P. units, repurchases of the Company’s common shares, or other expenditures as needed.
The table below reflects our significant contractual obligations and long-term uses of cash as of December 31, 2025. Notably, this table does not include the impact of the recently completed merger with PotlatchDeltic.

Future uses of cash (in millions)	Total	Payments Due by Period
		2026	2027-2028	2029-2030	Thereafter
Long-term debt (a)	$850.0	—	$200.0	$200.0	$450.0
Current maturities of long-term debt (b)	200.0	200.0	—	—	—
Interest payments on long-term debt (c)	137.3	38.9	62.1	30.1	6.2
Operating leases — timberland (d)	21.0	2.8	5.1	3.9	9.2
Operating leases — PP&E, offices (d)	0.4	0.2	0.2	—	—
Commitments — real estate projects (e)	70.9	28.4	36.6	3.2	2.7
Commitments — environmental remediation (f)	9.3	3.2	2.9	0.5	2.7
Commitments — other (g)	2.6	1.1	0.9	0.1	0.5
Total	$1,291.5	$274.6	$307.8	$237.8	$471.3

(a)The book value of long-term debt, net of deferred financing costs and unamortized discounts, is currently recorded at $845.3 million on our Consolidated Balance Sheets, but upon maturity the liability will be $850.0 million. See Note 8 — Debt for additional information.
(b)The book value of current maturities of long-term debt is currently recorded on our Consolidated Balance Sheets net of an immaterial amount of deferred financing costs. See Note 8 - Debt for additional information.
(c)Projected interest payments for variable-rate debt were calculated based on outstanding principal amounts and interest rates as of December 31, 2025, excluding the impact of hedging.
(d)Excludes anticipated renewal options.
(e)Commitments — real estate projects primarily consists of payments expected to be made on our Wildlight and Heartwood development projects.
(f)Commitments — environmental remediation represents our estimate of potential liability associated with environmental contamination and Natural Resource Damages in Port Gamble, Washington. See Note 13 — Environmental and Natural Resource Damage Liabilities for additional information.
(g)Commitments — other includes other purchase obligations.

We expect to fund these requirements with a combination of existing cash balances, cash generated by operating activities, Large Dispositions, and our Revolving Credit Facility. We believe we have sufficient liquidity to meet our business requirements for the next 12 months and the foreseeable future.

EXPECTED 2026 EXPENDITURES
    Capital expenditures in 2026 are expected to range between $104 million and $108 million, excluding strategic timberland acquisitions. Capital expenditures primarily consist of seedling planting, fertilization and other silvicultural activities; maintenance and discretionary capital projects at our Wood Products facilities; property taxes; lease payments; and allocated overhead. Aside from these recurring expenditures, we continue to actively evaluate opportunistic investments.
    Real estate development investments in 2026 are expected to range between $40 million and $44 million, net of reimbursements from community development bonds. These investments are primarily related to Wildlight, our mixed-use community development project north of Jacksonville, Florida; Heartwood, our mixed-use development project in Richmond Hill just south of Savannah, Georgia; and our master-planned community at Chenal Valley in Little Rock, Arkansas.

Our 2026 dividend payments on Rayonier Inc. common shares and distributions to Rayonier, L.P. unitholders are expected to be approximately $317 million and $2 million, respectively. These amounts assume a quarterly dividend rate of $0.26 per share and unit, reflecting the incremental shares issued in connection with the special dividend paid in December 2025. The estimated aggregate payments reflect the issuance of approximately 140.9 million additional common shares associated with the merger with PotlatchDeltic and assume no other material changes in the number of outstanding common shares or partnership units. Refer to the subsequent events section of Note 1 - Summary of Significant Accounting Policies for additional information regarding our quarterly dividend and distribution rate, as well as our merger with PotlatchDeltic.
    Future share repurchases, if any, will depend on the Company’s liquidity and cash flow, general market conditions, and other considerations, including capital allocation priorities.
OFF-BALANCE SHEET ARRANGEMENTS
We utilize off-balance sheet arrangements to provide credit support for certain suppliers and vendors, in case of their default on critical obligations, and collateral for outstanding claims under our previous workers’ compensation self-insurance programs. These arrangements consist of a standby letter of credit and surety bonds. As part of our ongoing operations, we also periodically issue guarantees to third parties. These off-balance sheet arrangements are not considered a source of liquidity or capital resources and do not expose us to material risks or material unfavorable financial impacts. See Note 14 — Guarantees for additional information on the letter of credit and surety bonds as of December 31, 2025.
SUMMARY OF GUARANTOR FINANCIAL INFORMATION
In May 2021, Rayonier, L.P. issued $450 million of 2.75% Senior Notes due 2031 (the “Senior Notes due 2031”). Rayonier TRS Holdings Inc., together with Rayonier Inc. and Rayonier Operating Company LLC agreed to irrevocably, fully and unconditionally guarantee, jointly and severally, the obligations of Rayonier, L.P. with respect to the Senior Notes due 2031. As the general partner of Rayonier, L.P., Rayonier Inc. consolidates Rayonier, L.P. and has no material assets or liabilities other than its interest in the partnership. These notes are unsecured and unsubordinated and rank equally with all other unsecured and unsubordinated indebtedness outstanding from time to time.
Rayonier, L.P. is a limited partnership in which Rayonier Inc. is the general partner. The operating subsidiaries of Rayonier, L.P. conduct all operations. Rayonier, L.P.’s most significant assets are its interest in operating subsidiaries; however, these have been excluded from the table below to eliminate intercompany transactions between the issuer and guarantors and to exclude investments in non-guarantors. Consequently, the Company’s ability to make required payments on the notes depends on the performance of the operating subsidiaries and their ability to distribute funds. There are no material restrictions on dividends from these operating subsidiaries.
The following table contains the summarized balance sheet information for the consolidated obligor group of debt issued by Rayonier, L.P. for the two years ended December 31:

(in millions)	December 31, 2025	December 31, 2024
Current assets	$854.0	$311.9
Non-current assets	65.3	93.1
Current liabilities	221.2	293.8
Non-current liabilities	2,518.0	2,341.5
Due to non-guarantors	1,650.6	1,273.3
The following table contains the summarized results of operations information for the consolidated obligor group of debt issued by Rayonier, L.P. for the two years ended December 31:

(in millions)	December 31, 2025	December 31, 2024
Cost and expenses	($37.4)	($35.4)
Operating loss	(37.4)	(35.4)
Net loss	(39.2)	(60.2)
Revenue from non-guarantors	593.8	1,263.0

LIQUIDITY FACILITIES
    See Note 8 — Debt for detailed information on our liquidity facilities and other outstanding debt, including the financial covenants associated with our Senior Notes due 2031, the 2015 Term Loan Agreement, the 2016 Incremental Term Loan Agreement, the 2021 Incremental Term Loan Agreement, and the Revolving Credit Facility.
In connection with the PotlatchDeltic merger, we entered into a $1.81 billion Second Amended and Restated Credit Agreement to consolidate and refinance debt. This agreement provides for an additional $200 million expansion of the Revolving Credit Facility and allows for further incremental term loans, subject to compliance with specified leverage ratios.
RESTRICTED CASH
See Note 22 — Restricted Cash for further information regarding funds deposited with a third-party intermediary and cash held in escrow.
PERFORMANCE AND LIQUIDITY INDICATORS
The discussion below is presented to enhance the reader’s understanding of our operating performance, liquidity, and ability to generate cash and satisfy rating agency and creditor requirements. This information includes two measures of financial results: Adjusted Earnings before Interest, Taxes, Depreciation, Depletion and Amortization (“Adjusted EBITDA”) and Cash Available for Distribution (“CAD”). These measures are not defined by GAAP, and the discussion of Adjusted EBITDA and CAD is not intended to conflict with or change any of the GAAP disclosures described above. Management considers these measures to be important to estimate the enterprise and shareholder values of the Company as a whole and of its core segments, and for allocating capital resources. In addition, analysts, investors and creditors use these measures when analyzing our operating performance, financial condition and cash generating ability. Management uses Adjusted EBITDA as a performance measure and CAD as a liquidity measure. Adjusted EBITDA and CAD as defined may not be comparable to similarly titled measures reported by other companies. These non-GAAP measures should be considered supplemental to, and not a substitute for, financial information prepared in accordance with GAAP.
Adjusted EBITDA is a non-GAAP measure that management uses to make strategic decisions about the business and that investors can use to evaluate the operational performance of the assets under management. It excludes specific items that management believes are not indicative of the Company’s ongoing operating results. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of land and improved development, non-operating expense and income, income from operations of discontinued operations, gain on sale of discontinued operations, costs related to the merger with PotlatchDeltic, asset impairment charges, restructuring charges, costs related to disposition initiatives and Large Dispositions.

We reconcile Adjusted EBITDA to Net Income for the consolidated Company and to Operating Income (Loss) for the segments, as those are the most comparable GAAP measures for each. The following table provides a reconciliation of Net Income to Adjusted EBITDA for the three years ended December 31 (in millions of dollars):

	2025	2024	2023
Net Income to Adjusted EBITDA Reconciliation
Net Income	$480.4	$369.0	$178.5
Income from operations of discontinued operations, net of tax (a)	(1.9)	(28.1)	(19.2)
Gain on sale of discontinued operations (b)	(404.4)	—	—
Interest, net and miscellaneous expense (c)	2.1	25.5	43.4
Income tax expense (benefit) (d)	0.5	(1.1)	0.3
Depreciation, depletion and amortization	106.5	113.9	136.6
Non-cash cost of land and improved development	43.7	41.4	29.8
Non-operating expense (income) (e)	6.7	(1.3)	(18.3)
Costs related to the merger with PotlatchDeltic (f)	6.3	—	—
Asset impairment charge (g)	7.0	—	—
Restructuring charges (h)	1.1	1.1	—
Costs related to disposition initiatives (i)	—	0.8	—
Large Dispositions (j)	—	(291.1)	(105.1)
Adjusted EBITDA	$248.0	$230.2	$246.0

(a)Income from operations of discontinued operations, net of tax includes income generated by the Company's New Zealand joint venture interest, which was classified as discontinued operations prior to its June 30, 2025 disposition.
(b)Gain on sale of discontinued operations reflects the net gain recognized on the sale of the Company’s New Zealand joint venture interest.
(c)The year ended December 31, 2024 includes a $1.6 million gain from a terminated cash flow hedge.
(d)The year ended December 31, 2024 includes a $1.2 million income tax benefit related to the pension settlement.
(e)The year ended December 31, 2025 includes $1.7 million of net costs associated with legal settlements. The year ended December 31, 2024 includes $8.0 million of net recoveries associated with legal settlements, which is partially offset by $6.0 million of pension settlement charges. The year ended December 31, 2023 includes $20.7 million of net recoveries associated with legal settlements, which is partially offset by a $2.0 million pension settlement charge.
(f)Costs related to the merger with PotlatchDeltic include legal, accounting, due diligence, consulting and other costs related to the merger with PotlatchDeltic, which subsequently closed on January 30, 2026.
(g)Asset impairment charge reflects an impairment charge recognized on certain real estate assets located in Washington, which were acquired in the 2020 merger with Pope Resources.
(h)Restructuring charges include severance costs related to workforce optimization initiatives.
(i)Costs related to disposition initiatives include legal, advisory, and other due diligence costs incurred in connection with the Company’s asset disposition plan, which was announced in November 2023.
(j)Large Dispositions are defined as transactions involving the sale of productive timberland assets that exceed $20 million in size and do not reflect a demonstrable premium relative to timberland value.

The following tables provide a reconciliation of Operating Income (Loss) by segment to Adjusted EBITDA by segment for the three years ended December 31 (in millions of dollars):

	Southern Timber	Pacific Northwest Timber	Real Estate	Corporate and Other	Total
2025
Operating income	$61.1	$1.9	$62.3	($42.0)	$83.3
Depreciation, depletion and amortization	69.0	21.8	14.0	1.7	106.5
Non-cash cost of land and improved development	—	—	43.7	—	43.7
Costs related to the merger with PotlatchDeltic (a)	—	—	—	6.3	6.3
Restructuring charges (b)	—	—	—	1.1	1.1
Asset impairment charge (c)	—	—	7.0	—	7.0
Adjusted EBITDA	$130.1	$23.7	$127.1	($32.9)	$248.0
2024
Operating income (loss)	$77.9	($6.3)	$335.1	($42.6)	$364.1
Depreciation, depletion and amortization	73.4	31.7	7.0	1.8	113.9
Non-cash cost of land and improved development	—	—	41.4	—	41.4
Costs related to disposition initiatives (d)	—	—	—	0.8	0.8
Restructuring charges (b)	—	—	—	1.1	1.1
Large Dispositions (e)	—	—	(291.1)	—	(291.1)
Adjusted EBITDA	$151.3	$25.4	$92.4	($38.8)	$230.2
2023
Operating income (loss)	$76.3	($8.7)	$156.6	($39.6)	$184.7
Depreciation, depletion and amortization	80.0	36.9	18.0	1.7	136.6
Non-cash cost of land and improved development	—	—	29.8	—	29.8
Large Dispositions (e)	—	—	(105.1)	—	(105.1)
Adjusted EBITDA	$156.3	$28.3	$99.3	($37.9)	$246.0

(a)Costs related to the merger with PotlatchDeltic include legal, accounting, due diligence, consulting and other costs related to the merger with PotlatchDeltic, which subsequently closed on January 30, 2026.
(b)Restructuring charges include severance costs related to workforce optimization initiatives.
(c)Asset impairment charge reflects an impairment charge recognized on certain real estate assets located in Washington, which were acquired in the 2020 merger with Pope Resources.
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

Cash Available for Distribution (CAD) is a non-GAAP measure of cash generated during a period that is available for common share dividends, distributions to Operating Partnership unitholders, common share repurchases, debt reduction, timberland acquisitions and real estate development investments. CAD is defined as cash provided by operating activities adjusted for capital spending (excluding timberland acquisitions and real estate development investments) and working capital and other balance sheet changes.
In compliance with SEC requirements for non-GAAP measures, we reduce CAD by mandatory debt repayments, resulting in a measure entitled “Adjusted CAD.” When mandatory debt repayments or other required cash settlements are incurred, CAD is reduced for such amounts; however, as no such amounts were incurred in the periods presented, Adjusted CAD is not shown. CAD and Adjusted CAD generated in any period are not necessarily indicative of the CAD that may be generated in future periods.
Below is a reconciliation of Cash Provided by Operating Activities to CAD for the three years ended December 31 (in millions of dollars):

	2025	2024	2023
Cash provided by operating activities	$256.7	$261.6	$298.4
Cash provided by operating activities from discontinued operations	(8.9)	(51.2)	(51.0)
Capital expenditures (a)	(50.0)	(62.1)	(64.8)
Working capital and other balance sheet changes	0.8	(7.3)	(45.4)
CAD	$198.6	$141.0	$137.2

Cash provided by investing activities	$615.1	$354.0	$124.1
Cash used for financing activities	($372.9)	($479.4)	($328.9)

(a)Capital expenditures exclude timberland acquisitions and real estate development investments.
The following table provides supplemental cash flow data for the three years ended December 31 (in millions of dollars):

	2025	2024	2023
Real Estate development investments	($22.4)	($25.8)	($23.1)
Distributions to noncontrolling interests in consolidated affiliates	(3.1)	(7.1)	(1.7)
Purchase of timberlands	—	(22.8)	(14.1)

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to various market risks, including changes in interest rates and commodity prices. Our objective is to minimize the economic impact of these market risks. We use derivative instruments in accordance with policies and procedures approved by the Audit Committee of the Board of Directors. These activities are managed by a senior executive committee responsible for initiating, managing and monitoring resulting exposures. We do not enter into financial instruments for trading or speculative purposes.
Interest Rate Risk
We are exposed to interest rate risk through our variable-rate debt, primarily driven by changes in SOFR. To manage this exposure, we utilize interest rate swaps to convert existing and anticipated future floating-rate borrowings under our term credit agreements to fixed rates. As of December 31, 2025, we had $600 million of variable-rate debt outstanding, which was fully hedged by interest rate swaps with an aggregate notional amount of $600 million. Consequently, a hypothetical one-percentage point increase/decrease in interest rates would result in no change to our interest payments or interest expense over a 12-month period. Refer to Note 9 — Derivative Financial Instruments and Hedging Activities for additional information regarding these interest rate swaps.
The fair value of our fixed-rate debt is also subject to interest rate risk. As of December 31, 2025, the estimated fair value of our fixed-rate debt was $406.1 million, compared to a principal amount of $450.0 million. We estimate the fair value of our debt using market interest rates for debt with similar terms and maturities. Generally, the fair value of fixed-rate debt increases as interest rates fall and decreases as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at December 31, 2025, would result in a corresponding decrease/increase in the fair value of our fixed-rate debt of approximately $19 million and $20 million, respectively.
We estimate the periodic effective interest rate on our combined fixed and variable-rate debt to be approximately 2.4%. This estimate accounts for the impact of interest rate swaps and the reduction in cost provided by estimated patronage, and excludes unused commitment fees related to our Revolving Credit Facility.
The following table summarizes our outstanding debt, interest rate swaps, and average interest rates by year of expected maturity and their respective fair values at December 31, 2025:

(Dollars in thousands)	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Variable-rate debt:
Principal amounts	$200,000	—	$200,000	$200,000	—	—	$600,000	$600,000
Average interest rate (a)(b)	5.59%	—	5.44%	5.76%	—	—	5.60%
Fixed-rate debt:
Principal amounts	—	—	—	—	—	$450,000	$450,000	$406,080
Average interest rate (b)	—	—	—	—	—	2.75%	2.75%
Interest rate swaps:
Notional amount	$200,000	—	$200,000	$200,000	—	—	$600,000	$26,819
Average pay rate (b)	1.50%	—	1.37%	0.67%	—	—	1.18%
Average receive rate (c)	3.84%	—	3.84%	3.84%	—	—	3.84%

(a)     Excludes estimated patronage refunds.
(b)     Interest rates as of December 31, 2025.
(c)     Average Daily Simple SOFR rate as of December 31, 2025 based on a 30-day look back period.

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
Rayonier Inc.’s management, under the supervision of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, we used the framework included in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements, has issued an audit report on the Company’s internal control over financial reporting as of December 31, 2025. The report on the Company’s internal control over financial reporting as of December 31, 2025, is on page 64.

RAYONIER INC.

By:	/s/ MARK MCHUGH
Mark McHugh President and Chief Executive Officer (Principal Executive Officer)
February 23, 2026

By:	/s/ WAYNE WASECHEK
Wayne Wasechek Executive Vice President and Chief Financial Officer (Principal Financial Officer)
February 23, 2026

By:	/s/ APRIL TICE
April Tice Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
February 23, 2026

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
Rayonier, L.P.’s management, under the supervision of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, we used the framework included in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on our evaluation under the criteria set forth in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

RAYONIER, L.P.

By:	RAYONIER, INC., its sole general partner

By:	/s/ MARK MCHUGH
Mark McHugh President and Chief Executive Officer (Principal Executive Officer)
February 23, 2026

By:	/s/ WAYNE WASECHEK
Wayne Wasechek Executive Vice President and Chief Financial Officer (Principal Financial Officer)
February 23, 2026

By:	/s/ APRIL TICE
April Tice Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
February 23, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Rayonier Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Rayonier Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Rayonier Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income and comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and the financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”) and our report dated February 23, 2026 expressed an unqualified opinion thereon.

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
February 23, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Rayonier Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rayonier Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income and comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2026 expressed an unqualified opinion thereon.

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

Depletion of Timber
Description of the Matter	For the year ended December 31, 2025, the Company recognized $102 million in depletion expense from continuing operations and the Timber and Timberlands balance, net of depletion and amortization, was $2,299 million at December 31, 2025. As described in Note 1 to the financial statements, the Company establishes an annual depletion rate for each particular region. Depletion rates are determined by region by dividing merchantable inventory cost by standing merchantable inventory volume, which is estimated annually. The Company charges accumulated costs attributed to merchantable timber to depletion expense (cost of sales) at the time the timber is harvested or when the underlying timberland is sold.

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
February 23, 2026

Report of Independent Registered Public Accounting Firm

To the Unitholders of Rayonier, L.P. and the Board of Directors of Rayonier Inc., the general partner of Rayonier, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rayonier, L.P. and subsidiaries (the Operating Partnership) as of December 31, 2025 and 2024, the related consolidated statements of income and comprehensive income (loss), changes in capital and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Depletion of Timber
Description of the Matter
For the year ended December 31, 2025, the Operating Partnership recognized $102 million in depletion expense from continuing operations and the Timber and Timberlands balance, net of depletion and amortization, was $2,299 million at December 31, 2025. As described in Note 1 to the financial statements, the Operating Partnership establishes an annual depletion rate for each particular region. Depletion rates are determined by region by dividing merchantable inventory cost by standing merchantable inventory volume, which is estimated annually. The Operating Partnership charges accumulated costs attributed to merchantable timber to depletion expense (cost of sales) at the time the timber is harvested or when the underlying timberland is sold.

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
Jacksonville, Florida
February 23, 2026

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31,
(Dollars in thousands, except per share data)

	2025	2024	2023
SALES (NOTE 4)	$484,485	$987,929	$788,373
Costs and Expenses
Cost of sales	(327,205)	(547,582)	(528,916)
Selling and general expenses	(66,689)	(74,439)	(74,803)
Other operating (expense) income, net (Note 18)	(7,255)	(1,801)	42
	(401,149)	(623,822)	(603,677)
OPERATING INCOME	83,336	364,107	184,696
Interest expense, net	(26,351)	(33,756)	(45,144)
Interest income	24,294	8,212	1,777
Other miscellaneous (expense) income, net	(6,685)	1,275	18,278
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	74,594	339,838	159,607
Income tax (expense) benefit (Note 21)	(527)	1,022	(293)
INCOME FROM CONTINUING OPERATIONS	74,067	340,860	159,314
DISCONTINUED OPERATIONS, NET (NOTE 2)
Income from operations of discontinued operations, net of tax	1,883	28,123	19,181
Gain on sale of discontinued operations	404,463	—	—
INCOME FROM DISCONTINUED OPERATIONS	406,346	28,123	19,181
NET INCOME	480,413	368,983	178,495
Less: Net income attributable to noncontrolling interests in the Operating Partnership	(6,225)	(4,834)	(2,905)
Less: Net loss (income) attributable to noncontrolling interests in consolidated affiliates	192	(5,002)	(2,097)
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	474,380	359,147	173,493
OTHER COMPREHENSIVE INCOME (LOSS), RELATING TO CONTINUING OPERATIONS
Cash flow hedges, net of income tax effect of $0, $0 and $0	(21,604)	(6,610)	(16,047)
Pension and postretirement benefit plans, net of income tax effect of $0, $1,222 and $0	1	9,846	593
OTHER COMPREHENSIVE INCOME (LOSS), RELATING TO DISCONTINUED OPERATIONS
Foreign currency translation adjustment, net of income tax effect of $0, $0 and $0	20,475	(33,100)	(1,516)
Cash flow hedges, net of income tax effect of $3,531, $3,790 and $2,368	9,080	(9,746)	6,090
Deconsolidation of discontinued operations, net of income tax effect of $0, $0 and $0	29,068	—	—
Total other comprehensive income (loss)	37,020	(39,610)	(10,880)
COMPREHENSIVE INCOME	517,433	329,373	167,615
Less: Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(6,691)	(4,356)	(2,639)
Less: Comprehensive income attributable to noncontrolling interests in consolidated affiliates	(2,605)	(1,276)	(3,449)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$508,137	$323,741	$161,527
EARNINGS PER COMMON SHARE (NOTE 7)
BASIC EARNINGS PER SHARE ATTRIBUTABLE TO RAYONIER INC.
Continuing Operations	$0.47	$2.26	$1.06
Discontinued Operations	$2.59	$0.16	$0.11
Net Income	$3.07	$2.41	$1.17
DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO RAYONIER INC.
Continuing Operations	$0.47	$2.24	$1.05
Discontinued Operations	$2.56	$0.16	$0.11
Net Income	$3.03	$2.39	$1.17
See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31,
(Dollars in thousands, except share data)

	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$842,944	$303,065
Restricted cash, current (Note 22)	—	19,366
Trade receivables, less allowance for doubtful accounts of $209 and $401	9,101	8,006
Other receivables	7,171	13,267
Inventory (Note 16)	6,834	30,879
Prepaid logging roads	6,662	6,465
Prepaid expenses	3,211	3,101
Assets held for sale (excluding discontinued operations) (Note 23)	5,429	5,371
Other current assets	2,403	53
Current assets of discontinued operations (Note 2)	—	47,320
Total current assets	883,755	436,893
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,299,484	2,384,345
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 15)	126,090	109,610
PROPERTY, PLANT AND EQUIPMENT
Land	5,581	5,581
Buildings	24,493	24,493
Machinery and equipment	6,977	4,876
Construction in progress	2,386	779
Total property, plant and equipment, gross	39,437	35,729
Less—accumulated depreciation	(20,909)	(18,297)
Total property, plant and equipment, net	18,528	17,432
RESTRICTED CASH, NON-CURRENT (NOTE 22)	495	676
RIGHT-OF-USE ASSETS (NOTE 17)	16,286	18,588
OTHER ASSETS (NOTE 24)	60,015	78,276
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS (NOTE 2)	—	428,599
TOTAL ASSETS	$3,404,653	$3,474,419
LIABILITIES, NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$12,775	$16,914
Current maturities of long-term debt, net (Note 8)	199,982	—
Accrued taxes	5,070	1,840
Accrued payroll and benefits	15,740	15,317
Accrued interest	4,517	5,228
Dividend and distribution payable	—	271,815
Deferred revenue	19,260	20,902
Other current liabilities	13,937	9,359
Current liabilities of discontinued operations (Note 2)	—	47,335
Total current liabilities	271,281	388,710
LONG-TERM DEBT, NET (NOTE 8)	845,335	1,044,410
LONG-TERM LEASE LIABILITY (NOTE 17)	13,669	16,260
LONG-TERM DEFERRED REVENUE	9,600	10,697
OTHER NON-CURRENT LIABILITIES	14,570	11,125
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS (NOTE 2)	—	170,841
COMMITMENTS AND CONTINGENCIES (NOTES 11 and 12)
NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP (NOTE 6)	40,463	51,843
SHAREHOLDERS’ EQUITY
Common Shares, 480,000,000 shares authorized, 161,425,616 and 148,536,643 shares issued and outstanding	1,904,376	1,522,487
Retained earnings	280,873	257,254
Accumulated other comprehensive income (loss) (Note 25)	24,486	(10,429)
TOTAL RAYONIER INC. SHAREHOLDERS’ EQUITY	2,209,735	1,769,312
Noncontrolling interests in consolidated affiliates (Note 6)	—	11,221
TOTAL SHAREHOLDERS’ EQUITY	2,209,735	1,780,533
TOTAL LIABILITIES, NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND SHAREHOLDERS’ EQUITY	$3,404,653	$3,474,419

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Affiliates	Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2022	147,282,631	$1,462,945	$366,637	$35,813	$15,317	$1,880,712
Income (loss) from continuing operations	—	—	159,361	—	(47)	159,314
Income from discontinued operations	—	—	17,037	—	2,144	19,181
Net income attributable to noncontrolling interests in the Operating Partnership	—	—	(2,905)	—	—	(2,905)
Dividends ($1.34 per share) (a)(b)	—	—	(199,465)	—	—	(199,465)
Issuance of common shares under the “at-the-market” equity offering, net of commissions and offering costs	400	(81)	—	—	—	(81)
Issuance of common shares under incentive stock plans	380,080	75	—	—	—	75
Stock-based incentive compensation	—	14,002	—	—	—	14,002
Repurchase of common shares to pay withholding taxes on vested incentive stock awards	(128,923)	(4,217)	—	—	—	(4,217)
Adjustment of noncontrolling interests in the Operating Partnership	—	—	(2,421)	—	—	(2,421)
Conversion of units into common shares	764,929	24,917	—	—	—	24,917
Pension and postretirement benefit plans	—	—	—	593	—	593
Foreign currency translation adjustment	—	—	—	(1,466)	(50)	(1,516)
Cash flow hedges	—	—	—	(11,358)	1,401	(9,957)
Allocation of other comprehensive loss to noncontrolling interests in the Operating Partnership	—	—	—	1,069	—	1,069
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(1,699)	(1,699)
Balance, December 31, 2023	148,299,117	$1,497,641	$338,244	$24,651	$17,066	$1,877,602
Income from continuing operations	—	—	340,350	—	510	340,860
Income from discontinued operations	—	—	23,631	—	4,492	28,123
Net income attributable to noncontrolling interests in the Operating Partnership	—	—	(4,834)	—	—	(4,834)
Dividends ($2.94 per share) (a)(b)	—	—	(438,600)	—	—	(438,600)
Issuance of common shares under incentive stock plans	399,929	—	—	—	—	—
Stock-based incentive compensation	—	14,232	—	—	—	14,232
Repurchase of common shares to pay withholding taxes on vested incentive stock awards	(131,965)	(4,179)	—	—	—	(4,179)
Repurchase of common shares made under repurchase program	(488,017)	—	(14,687)	—	—	(14,687)
Adjustment of noncontrolling interests in the Operating Partnership	—	—	13,150	—	—	13,150
Conversion of units into common shares	457,579	14,793	—	—	—	14,793
Pension and postretirement benefit plans	—	—	—	9,846	—	9,846
Foreign currency translation adjustment	—	—	—	(31,616)	(1,484)	(33,100)
Cash flow hedges	—	—	—	(14,113)	(2,243)	(16,356)
Allocation of other comprehensive loss to noncontrolling interests in the Operating Partnership	—	—	—	803	—	803
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(7,120)	(7,120)
Balance, December 31, 2024	148,536,643	$1,522,487	$257,254	($10,429)	$11,221	$1,780,533

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
(Thousands of dollars, except share data)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Affiliates	Shareholders’ Equity
	Shares	Amount
Balance, December 31, 2024	148,536,643	$1,522,487	$257,254	($10,429)	$11,221	$1,780,533
Income from continuing operations	—	—	74,067	—	—	74,067
Income (loss) from discontinued operations	—	—	406,538	—	(192)	406,346
Net income attributable to noncontrolling interests in the Operating Partnership	—	—	(6,225)	—	—	(6,225)
Deconsolidation of discontinued operations	—	—	—	29,068	(10,744)	18,324
Dividends ($2.49 per share) (a)(b)	—	—	(385,399)	—	—	(385,399)
Issuance of common shares from special dividends (c)	15,071,426	361,983	—	—	—	361,983
Issuance of common shares under incentive stock plans	348,412	—	—	—	—	—
Stock-based incentive compensation	—	11,004	—	—	—	11,004
Repurchase of common shares to pay withholding taxes on vested incentive stock awards	(109,467)	(2,898)	—	—	—	(2,898)
Repurchase of common shares made under repurchase program	(2,904,276)	—	(70,547)	—	—	(70,547)
Adjustment of noncontrolling interests in the Operating Partnership	—	—	5,185	—	—	5,185
Conversion of units into common shares	482,878	11,800	—	—	—	11,800
Pension and postretirement benefit plans	—	—	—	1	—	1
Foreign currency translation adjustment	—	—	—	19,766	709	20,475
Cash flow hedges	—	—	—	(14,612)	2,088	(12,524)
Allocation of other comprehensive loss to noncontrolling interests in the Operating Partnership	—	—	—	692	—	692
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(3,082)	(3,082)
Balance, December 31, 2025	161,425,616	$1,904,376	$280,873	$24,486	—	$2,209,735

(a)For information regarding distributions to noncontrolling interests in the Operating Partnership, see the Rayonier Inc. Consolidated Statements of Cash Flows and Note 6 — Noncontrolling Interests.
(b)The year ended December 31, 2025 includes an additional special dividend of $1.40 per common share, consisting of a combination of cash and the Company’s common shares. The dividend was paid December 12, 2025 to shareholders of record on October 24, 2025. The year ended December 31, 2024 includes an additional special dividend of $1.80 per common share, consisting of a combination of cash and the Company’s common shares. The dividend was paid January 30, 2025 to shareholders of record on December 12, 2024. The year ended December 31, 2023 includes an additional special cash dividend of $0.20 per common share. The dividend was paid January 12, 2024 to shareholders of record on December 29, 2023.
(c)Reflects the issuance of common shares related to the Company’s special dividends of $1.40 and $1.80 per common share.

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(Dollars in thousands)

	2025	2024	2023
OPERATING ACTIVITIES
Net income	$480,413	$368,983	$178,495
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization from continuing operations	106,454	113,854	136,565
Depreciation, depletion and amortization from discontinued operations	9,081	26,395	21,666
Non-cash cost of land and improved development from continuing operations	43,714	41,368	29,768
Non-cash cost of land and improved development from discontinued operations	—	3,041	—
Gain on sale of discontinued operations	(404,463)	—	—
Stock-based incentive compensation expense	11,004	14,232	14,002
Deferred income taxes	(2,351)	2,639	278
Asset impairment charge	7,048	—	—
Pension settlement charge	—	5,979	2,036
Amortization of (gains) losses from pension and postretirement plans	(6)	1	6
Timber write-offs resulting from casualty events	—	—	2,302
Gain on sale of large disposition of timberlands	—	(291,078)	(105,078)
Other	18,815	(601)	13,169
Changes in operating assets and liabilities:
Receivables	6,601	(2,830)	4,404
Inventories	235	2,006	513
Accounts payable	(1,985)	571	1,505
All other operating activities	(17,899)	(22,968)	(1,256)
CASH PROVIDED BY OPERATING ACTIVITIES	256,661	261,592	298,375
INVESTING ACTIVITIES
Capital expenditures from continuing operations	(50,049)	(62,094)	(64,784)
Capital expenditures from discontinued operations	(7,098)	(17,686)	(16,663)
Real estate development investments	(22,440)	(25,818)	(23,078)
Net proceeds on sale of discontinued operations (a)	688,300	—	—
Net proceeds on sale of property, plant and equipment	4,473	13	37
Net proceeds from large disposition of timberlands	—	484,787	239,898
Purchase of timberlands	—	(22,753)	(14,062)
Other	1,868	(2,436)	2,739
CASH PROVIDED BY INVESTING ACTIVITIES	615,054	354,013	124,087
FINANCING ACTIVITIES
Dividends paid on common shares (b)	(292,055)	(200,566)	(169,990)
Distributions to noncontrolling interests in the Operating Partnership (c)	(3,505)	(2,808)	(2,962)
Proceeds from the issuance of common shares under incentive stock plan	—	—	75
Proceeds from the issuance of common shares under the “at-the-market” (ATM) equity offering program, net of commissions and offering costs	—	—	(81)
Repurchase of common shares to pay withholding taxes on vested incentive stock awards	(2,898)	(4,179)	(4,217)
Repurchase of common shares made under repurchase program	(70,547)	(14,687)	—
Distributions to noncontrolling interests in consolidated affiliates	(3,082)	(7,120)	(1,699)
Debt issuance costs	(779)	—	—
Repayment of debt	—	(250,000)	(150,000)
CASH USED FOR FINANCING ACTIVITIES	(372,866)	(479,360)	(328,874)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,390	(1,419)	(621)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	500,239	134,826	92,967

Balance from continuing operations, beginning of year	323,107	180,362	104,825
Balance from discontinued operations, beginning of year	20,093	28,012	10,582
Total Balance, beginning of year	$343,200	$208,374	$115,407

Balance from continuing operations, end of year	843,439	323,107	180,362
Balance from discontinued operations, end of year	—	20,093	28,012
Total Balance, end of year	$843,439	$343,200	$208,374

(a)The year ended December 31, 2025 includes proceeds from the disposition of our New Zealand joint venture, net of closing adjustments, transaction costs, and $11.1 million of deconsolidated cash.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the Years Ended December 31,
(Thousands of dollars)
(b)The year ended December 31, 2025 includes an additional dividend of $1.40 per common share, consisting of a combination of cash and the Company’s common shares. The cash portion of $54.6 million was paid on December 12, 2025, to shareholders of record on October 24, 2025. The year ended December 31, 2025 also includes an additional dividend of $1.80 per common share, consisting of a combination of cash and the Company’s common shares. The cash portion of $67.8 million was paid on January 30, 2025, to shareholders of record on December 12, 2024. The year ended December 31, 2024 includes an additional cash dividend of $0.20 per common share, totaling $29.8 million. The additional dividend was paid on January 12, 2024, to shareholders of record on December 29, 2023.
(c)The year ended December 31, 2025 includes an additional distribution of $1.40 per Redeemable Operating Partnership Unit, consisting of a combination of cash and the Company’s Redeemable Operating Partnership Units. The cash portion of $0.6 million was paid on December 12, 2025, to holders of record on October 24, 2025. The year ended December 31, 2025 also includes an additional distribution of $1.80 per Redeemable Operating Partnership Unit, consisting of a combination of cash and the Company’s Redeemable Operating Partnership Units. The cash portion of $0.9 million was paid on January 30, 2025, to holders of record on December 12, 2024. The year ended December 31, 2024 includes an additional cash distribution of $0.20 per Redeemable Operating Partnership Unit, totaling $0.5 million. The additional distribution was paid on January 12, 2024, to holders of record on December 29, 2023.

	2025	2024	2023
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year:
Interest (a)	$24,810	$38,605	$48,742
Income taxes (b)	4,054	5,877	4,816
Non-cash investing and financing activity:
Capital assets purchased on account	$5,436	$7,657	$7,490
Issuance of common shares from special dividends	361,983	—	—
Issuance of Redeemable Operating Partnership Units from special distributions	4,366	—	—

(a)Interest paid is presented net of patronage payments received of $7.9 million, $8.3 million and $6.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. For additional information on patronage payments, see Note 8 — Debt. Interest paid for the years ended December 31, 2025, 2024 and 2023 includes $1.5 million, $3.4 million and $3.2 million, respectively, from discontinued operations.
(b)Income taxes paid for the years ended December 31, 2025, 2024 and 2023 includes $3.8 million, $5.6 million, and $4.6 million, respectively, from discontinued operations.

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended December 31,
(Dollars in thousands, except per unit data)

	2025	2024	2023
SALES (NOTE 4)	$484,485	$987,929	$788,373
Costs and Expenses
Cost of sales	(327,205)	(547,582)	(528,916)
Selling and general expenses	(66,689)	(74,439)	(74,803)
Other operating (expense) income, net (Note 18)	(7,255)	(1,801)	42
	(401,149)	(623,822)	(603,677)
OPERATING INCOME	83,336	364,107	184,696
Interest expense, net	(26,351)	(33,756)	(45,144)
Interest income	24,294	8,212	1,777
Other miscellaneous (expense) income, net	(6,685)	1,275	18,278
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	74,594	339,838	159,607
Income tax (expense) benefit (Note 21)	(527)	1,022	(293)
INCOME FROM CONTINUING OPERATIONS	74,067	340,860	159,314
DISCONTINUED OPERATIONS, NET (NOTE 2)
Income from operations of discontinued operations, net of tax	1,883	28,123	19,181
Gain on sale of discontinued operations	404,463	—	—
INCOME FROM DISCONTINUED OPERATIONS	406,346	28,123	19,181
NET INCOME	480,413	368,983	178,495
Less: Net loss (income) attributable to noncontrolling interests in consolidated affiliates	192	(5,002)	(2,097)
NET INCOME ATTRIBUTABLE TO RAYONIER, L.P. UNITHOLDERS	480,605	363,981	176,398
NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
Limited Partners	475,799	360,341	174,634
General Partners	4,806	3,640	1,764
Net income attributable to unitholders	480,605	363,981	176,398
OTHER COMPREHENSIVE INCOME (LOSS), RELATING TO CONTINUING OPERATIONS
Cash flow hedges, net of income tax effect of $0, $0 and $0	(21,604)	(6,610)	(16,047)
Pension and postretirement benefit plans, net of income tax effect of $0, $1,222 and $0	1	9,846	593
OTHER COMPREHENSIVE INCOME (LOSS), RELATING TO DISCONTINUED OPERATIONS
Foreign currency translation adjustment, net of income tax effect of $0, $0 and $0	20,475	(33,100)	(1,516)
Cash flow hedges, net of income tax effect of $3,531, $3,790 and $2,368	9,080	(9,746)	6,090
Deconsolidation of discontinued operations, net of income tax effect of $0, $0 and $0	29,068	—	—
Total other comprehensive income (loss)	37,020	(39,610)	(10,880)
COMPREHENSIVE INCOME	517,433	329,373	167,615
Less: Comprehensive income attributable to noncontrolling interests in consolidated affiliates	(2,605)	(1,276)	(3,449)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER, L.P. UNITHOLDERS	$514,828	$328,097	$164,166
EARNINGS PER UNIT (NOTE 7)
BASIC EARNINGS PER UNIT ATTRIBUTABLE TO RAYONIER LP.
Continuing Operations	$0.47	$2.26	$1.06
Discontinued Operations	$2.59	$0.16	$0.11
Net Income	$3.07	$2.41	$1.17
DILUTED EARNINGS PER UNIT ATTRIBUTABLE TO RAYONIER LP.
Continuing Operations	$0.47	$2.24	$1.05
Discontinued Operations	$2.56	$0.16	$0.11
Net Income	$3.03	$2.39	$1.17
See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of December 31,
(Dollars in thousands, except unit data)

	2025	2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$842,944	$303,065
Restricted cash, current (Note 22)	—	19,366
Trade receivables, less allowance for doubtful accounts of $209 and $401	9,101	8,006
Other receivables	7,171	13,267
Inventory (Note 16)	6,834	30,879
Prepaid logging roads	6,662	6,465
Prepaid expenses	3,211	3,101
Assets held for sale (excluding discontinued operations) (Note 23)	5,429	5,371
Other current assets	2,403	53
Current assets of discontinued operations (Note 2)	—	47,320
Total current assets	883,755	436,893
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	2,299,484	2,384,345
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 15)	126,090	109,610
PROPERTY, PLANT AND EQUIPMENT
Land	5,581	5,581
Buildings	24,493	24,493
Machinery and equipment	6,977	4,876
Construction in progress	2,386	779
Total property, plant and equipment, gross	39,437	35,729
Less — accumulated depreciation	(20,909)	(18,297)
Total property, plant and equipment, net	18,528	17,432
RESTRICTED CASH, NON-CURRENT (NOTE 22)	495	676
RIGHT-OF-USE ASSETS (NOTE 17)	16,286	18,588
OTHER ASSETS (NOTE 24)	60,015	78,276
NON-CURRENT ASSETS OF DISCONTINUED OPERATIONS (NOTE 2)	—	428,599
TOTAL ASSETS	$3,404,653	$3,474,419
LIABILITIES, REDEEMABLE OPERATING PARTNERSHIP UNITS AND CAPITAL
CURRENT LIABILITIES
Accounts payable	$12,775	$16,914
Current maturities of long-term debt, net (Note 8)	199,982	—
Accrued taxes	5,070	1,840
Accrued payroll and benefits	15,740	15,317
Accrued interest	4,517	5,228
Distribution payable	—	271,815
Deferred revenue	19,260	20,902
Other current liabilities	13,937	9,359
Current liabilities of discontinued operations (Note 2)	—	47,335
Total current liabilities	271,281	388,710
LONG-TERM DEBT, NET (NOTE 8)	845,335	1,044,410
LONG-TERM LEASE LIABILITY (NOTE 17)	13,669	16,260
LONG-TERM DEFERRED REVENUE	9,600	10,697
OTHER NON-CURRENT LIABILITIES	14,570	11,125
NON-CURRENT LIABILITIES OF DISCONTINUED OPERATIONS (NOTE 2)	—	170,841
COMMITMENTS AND CONTINGENCIES (NOTES 11 and 12)
REDEEMABLE OPERATING PARTNERSHIP UNITS (NOTE 6) 1,682,894 and 1,986,319 Units outstanding, respectively	40,463	51,843
CAPITAL
General partners’ capital	21,834	17,772
Limited partners’ capital	2,161,543	1,759,405
Accumulated other comprehensive income (loss) (Note 25)	26,358	(7,865)
TOTAL CONTROLLING INTEREST CAPITAL	2,209,735	1,769,312
Noncontrolling interests in consolidated affiliates (Note 6)	—	11,221
TOTAL CAPITAL	2,209,735	1,780,533
TOTAL LIABILITIES, REDEEMABLE OPERATING PARTNERSHIP UNITS AND CAPITAL	$3,404,653	$3,474,419

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Dollars in thousands, except unit data)

	Units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Affiliates	Total Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance, December 31, 2022	$18,251	$1,806,895	$40,249	$15,317	$1,880,712
Income (loss) from continuing operations	1,593	157,768	—	(47)	159,314
Income from discontinued operations	171	16,866	—	2,144	19,181
Distributions on units ($1.34 per unit) (a)	(2,029)	(200,887)	—	—	(202,916)
Issuance of units under the “at-the-market” equity offering, net of commissions and offering costs	(1)	(80)	—	—	(81)
Issuance of units under incentive stock plans	1	74	—	—	75
Stock-based incentive compensation	140	13,862	—	—	14,002
Repurchase of units to pay withholding taxes on vested incentive stock awards	(42)	(4,175)	—	—	(4,217)
Adjustment of Redeemable Operating Partnership Units	(8)	(798)	—	—	(806)
Conversion of units into common shares	249	24,668	—	—	24,917
Pension and postretirement benefit plans	—	—	593	—	593
Foreign currency translation adjustment	—	—	(1,466)	(50)	(1,516)
Cash flow hedges	—	—	(11,358)	1,401	(9,957)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,699)	(1,699)
Balance, December 31, 2023	$18,325	$1,814,193	$28,018	$17,066	$1,877,602
Income from continuing operations	3,404	336,946	—	510	340,860
Income from discontinued operations	236	23,395	—	4,492	28,123
Distributions on units ($2.94 per unit) (a)	(4,445)	(440,050)	—	—	(444,495)
Stock-based incentive compensation	143	14,089	—	—	14,232
Repurchase of units to pay withholding taxes on vested incentive stock awards	(42)	(4,137)	—	—	(4,179)
Repurchase of units made under repurchase program	(147)	(14,540)	—	—	(14,687)
Adjustment of Redeemable Operating Partnership Units	150	14,864	—	—	15,014
Conversion of units into common shares	148	14,645	—	—	14,793
Pension and postretirement benefit plans	—	—	9,846	—	9,846
Foreign currency translation adjustment	—	—	(31,616)	(1,484)	(33,100)
Cash flow hedges	—	—	(14,113)	(2,243)	(16,356)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(7,120)	(7,120)
Balance, December 31, 2024	$17,772	$1,759,405	($7,865)	$11,221	$1,780,533
Income from continuing operations	741	73,326	—	—	74,067
Income (loss) from discontinued operations	4,065	402,473	—	(192)	406,346
Deconsolidation of discontinued operations	—	—	29,068	(10,744)	18,324
Distributions on units ($2.49 per unit) (a)	(3,898)	(385,796)	—	—	(389,694)
Issuance of units from special distributions (b)	3,664	362,685	—	—	366,349
Stock-based incentive compensation	110	10,894	—	—	11,004
Repurchase of units to pay withholding taxes on vested incentive stock awards	(29)	(2,869)	—	—	(2,898)
Repurchase of units made under repurchase program	(705)	(69,842)	—	—	(70,547)
Adjustment of Redeemable Operating Partnership Units	(4)	(415)	—	—	(419)
Conversion of units into common shares	118	11,682	—	—	11,800
Pension and postretirement benefit plans	—	—	1	—	1
Foreign currency translation adjustment	—	—	19,766	709	20,475
Cash flow hedges	—	—	(14,612)	2,088	(12,524)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(3,082)	(3,082)
Balance, December 31, 2025	$21,834	$2,161,543	$26,358	—	$2,209,735

(a)The year ended December 31, 2025 includes an additional special distribution of $1.40 per unit, consisting of a combination of cash and units. The distribution was paid December 12, 2025, to holders of record on October 24, 2025. The year ended December 31, 2024 includes an additional special distribution of $1.80 per unit, consisting of a combination of cash and units. The distribution was paid January 30, 2025, to holders of record on December 12, 2024. The year ended December 31, 2023 includes an additional special cash distribution of $0.20 per unit. The cash distribution was paid January 12, 2024, to holders of record on December 29, 2023.
(b)Reflects the issuance of units related to the Company’s special distributions of $1.40 and $1.80 per unit.

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(Dollars in thousands)

	2025	2024	2023
OPERATING ACTIVITIES
Net income	$480,413	$368,983	$178,495
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization from continuing operations	106,454	113,854	136,565
Depreciation, depletion and amortization from discontinued operations	9,081	26,395	21,666
Non-cash cost of land and improved development from continuing operations	43,714	41,368	29,768
Non-cash cost of land and improved development from discontinued operations	—	3,041	—
Gain on sale of discontinued operations	(404,463)	—	—
Stock-based incentive compensation expense	11,004	14,232	14,002
Deferred income taxes	(2,351)	2,639	278
Asset impairment charge	7,048	—	—
Pension settlement charge	—	5,979	2,036
Amortization of (gains) losses from pension and postretirement plans	(6)	1	6
Timber write-offs resulting from casualty events	—	—	2,302
Gain on sale of large disposition of timberlands	—	(291,078)	(105,078)
Other	18,815	(601)	13,169
Changes in operating assets and liabilities:
Receivables	6,601	(2,830)	4,404
Inventories	235	2,006	513
Accounts payable	(1,985)	571	1,505
All other operating activities	(17,899)	(22,968)	(1,256)
CASH PROVIDED BY OPERATING ACTIVITIES	256,661	261,592	298,375
INVESTING ACTIVITIES
Capital expenditures from continuing operations	(50,049)	(62,094)	(64,784)
Capital expenditures from discontinued operations	(7,098)	(17,686)	(16,663)
Real estate development investments	(22,440)	(25,818)	(23,078)
Net proceeds on sale of discontinued operations (a)	688,300	—	—
Net proceeds on sale of property, plant and equipment	4,473	13	37
Net proceeds from large disposition of timberlands	—	484,787	239,898
Purchase of timberlands	—	(22,753)	(14,062)
Other	1,868	(2,436)	2,739
CASH PROVIDED BY INVESTING ACTIVITIES	615,054	354,013	124,087
FINANCING ACTIVITIES
Distributions on units (b)	(295,560)	(203,374)	(172,952)
Proceeds from the issuance of units under incentive stock plan	—	—	75
Proceeds from the issuance of units under the “at-the-market” (ATM) equity offering program, net of commissions and offering costs	—	—	(81)
Repurchase of units to pay withholding taxes on vested incentive stock awards	(2,898)	(4,179)	(4,217)
Repurchase of units made under repurchase program	(70,547)	(14,687)	—
Distributions to noncontrolling interests in consolidated affiliates	(3,082)	(7,120)	(1,699)
Debt issuance costs	(779)	—	—
Repayment of debt	—	(250,000)	(150,000)
CASH USED FOR FINANCING ACTIVITIES	(372,866)	(479,360)	(328,874)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,390	(1,419)	(621)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	500,239	134,826	92,967

Balance from continuing operations, beginning of year	323,107	180,362	104,825
Balance from discontinued operations, beginning of year	20,093	28,012	10,582
Total Balance, beginning of year	$343,200	$208,374	$115,407

Balance from continuing operations, end of year	843,439	323,107	180,362
Balance from discontinued operations, end of year	—	20,093	28,012
Total Balance, end of year	$843,439	$343,200	$208,374

(a)The year ended December 31, 2025 includes proceeds from the disposition of our New Zealand joint venture, net of closing adjustments, transaction costs, and $11.1 million of deconsolidated cash.
(b)The year ended December 31, 2025 includes an additional distribution of $1.40 per unit, consisting of a combination of cash and units. The cash portion of $55.2 million was paid on December 12, 2025, to holders of record on October 24, 2025. The year ended December 31, 2025 also includes an additional distribution of $1.80 per unit, consisting of a combination of cash and units. The cash portion of $68.7 million was paid on January 30, 2025, to holders of record on December 12, 2024. The year ended December 31, 2024 includes an additional cash distribution of $0.20 per unit, totaling $30.2 million. The additional distribution was paid on January 12, 2024, to holders of record on December 29, 2023.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the Years Ended December 31,
(Thousands of dollars)

	2025	2024	2023
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year:
Interest (a)	$24,810	$38,605	$48,742
Income taxes (b)	4,054	5,877	4,816
Non-cash investing and financing activity:
Capital assets purchased on account	$5,436	$7,657	$7,490
Issuance of units from special distributions	366,349	—	—

(a)Interest paid is presented net of patronage payments received of $7.9 million, $8.3 million and $6.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. For additional information on patronage payments, see Note 8 — Debt. Interest paid for the years ended December 31, 2025, 2024 and 2023 includes $1.5 million, $3.4 million and $3.2 million, respectively, from discontinued operations.
(b)Income taxes paid for the years ended December 31, 2025, 2024 and 2023 includes $3.8 million, $5.6 million, and $4.6 million, respectively, from discontinued operations.

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands unless otherwise stated)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
    Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Rayonier Inc.'s Consolidated Financial Statements include the Operating Partnership, wholly-owned subsidiaries and entities in which the Company has a controlling interest. Rayonier, L.P.'s Consolidated Financial Statements include wholly-owned subsidiaries and entities in which the Operating Partnership has a controlling interest. For additional information regarding our consolidated entities with a noncontrolling interest component, see Note 6 — Noncontrolling Interests. All intercompany balances and transactions are eliminated.
As of December 31, 2025, the Company owned a 99.0% interest in the Operating Partnership, with the remaining 1.0% interest owned by the limited partners of the Operating Partnership. As the sole general partner of the Operating Partnership, Rayonier Inc. has exclusive control of the day-to-day management of the Operating Partnership.
On March 9, 2025, we entered into a purchase and sale agreement with Taurus Forest Holdings Limited, pursuant to which we agreed to sell our entire 77% interest in our New Zealand operations. On June 30, 2025, we completed the sale of our New Zealand operations for a purchase price of $710 million.
We analyzed quantitative and qualitative factors relevant to the New Zealand operations disposal group and determined that the criteria for held for sale and discontinued operations were met. Accordingly, the operating results of the New Zealand Timber segment and the New Zealand portion of the Real Estate, former Trading and Corporate segments were classified as discontinued operations in our Consolidated Statements of Income and Comprehensive Income (Loss) for all periods presented. Assets and liabilities of this disposal group are presented separately on the consolidated balance sheet as assets and liabilities of discontinued operations as of December 31, 2024. Our consolidated cash flows include cash flows from discontinued operations for all periods presented. Unless otherwise indicated, these financial statement disclosures reflect only our continuing operations. See Note 2 — Discontinued Operations for additional information regarding the sale of the New Zealand joint venture.
Effective with the third quarter of 2025, we realigned our reportable segments to reflect changes in our internal management reporting structure. As a result, the previously reported Trading segment’s log trading activities conducted in the U.S. South and Pacific Northwest are now reported in the respective Southern Timber or Pacific Northwest Timber segments based on geographical location for all periods presented. See Note 3 — Segment and Geographical Information for further discussion of our reportable segments.
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

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
INVENTORY
    Higher and better use (“HBU”) real estate properties expected to be sold within one year are included in inventory at the lower of cost or net realizable value. HBU properties expected to be sold after one year are included in the non-current balance sheet line “Higher and Better Use Timberlands and Real Estate Development Investments.” See below for additional information.
    Inventory also includes logs available for sale within our Southern Timber and Pacific Northwest Timber segments. Log inventory is recorded at the lower of cost or net realizable value and recognized in cost of sales when sold to third-party buyers. See Note 16 — Inventory for additional information.
NOTES RECEIVABLE
Notes receivable consists of amounts due to the Company for the sale of real estate. See Note 24 — Other Assets for additional information.
PREPAID LOGGING ROADS
    In the Pacific Northwest, costs for roads constructed to access specific tracts scheduled for harvest within the next 24 months to 60 months are recorded as prepaid logging roads. These costs are charged to expense as timber is harvested using an amortization rate determined annually by dividing the total road cost by the estimated volume (in tons) of timber to be accessed. The prepaid balance is classified as current or non-current based on the anticipated harvest schedule. See Note 24 — Other Assets for additional information regarding the non-current portion of these assets.
PATRONAGE DIVIDENDS
Pursuant to the Farm Credit Act, borrowers within the Farm Credit System are required to purchase equity in Farm Credit lenders. This equity primarily consists of Class A common stock in CoBank at a $100 par value. Equity purchases continue annually until the balance reaches 8% of our 10-year historical average loan balance at CoBank. While an initial minimal purchase was made in cash, subsequent equity is acquired through annual patronage dividends, which are typically comprised of approximately 90% cash and 10% equity. This stock has no cash value until retired; retirement generally occurs over a 10-year period following full loan payoff.
Estimated cash and equity dividends are recognized as an offset to interest expense in the period earned. These estimates are derived by applying the weighted average debt balance for each lender to a historical dividend rate. Actual results or changes in assumption may result in adjustment to these estimates. See Note 8 — Debt and Note 24 — Other Assets for additional information.
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
CAPITALIZED SOFTWARE COSTS
Software costs are capitalized and amortized over their estimated useful lives, not to exceed five years, using the straight-line method. See Note 24 — Other Assets for additional information.
TIMBER AND TIMBERLANDS
    Timber is stated at the lower of cost or net realizable value. Costs relating to acquiring, planting and growing timber—including real estate taxes, site preparation, and direct support costs for facilities, vehicles and supplies—are capitalized. A portion of timberland lease payments is capitalized based on the proportion of acres with merchantable timber volume remaining to be harvested under the lease term; the residual portion of the lease payments is expensed as incurred. Payroll costs are capitalized for time spent on timber-growing activities, while interest and other intangible costs are not capitalized.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
An annual depletion rate is established for each specific region by dividing merchantable inventory cost by standing merchantable inventory volume, which is estimated annually. We charge accumulated costs attributed to merchantable timber to depletion expense (cost of sales) at the time the timber is harvested or when the underlying timberland is sold.
    Upon the acquisition of timberland, we make a determination on whether to combine the newly acquired merchantable timber with an existing depletion pool or to create a new, separate pool. This determination is based on the geographic location of the new timber, the customers/markets served, and the species mix. If the acquisition is similar to an existing depletion pool, the cost of the acquired timber is combined and a new depletion rate is calculated. This determination and depletion rate adjustment normally occurs in the quarter following the acquisition.
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS
    HBU timberland is recorded at the lower of cost or net realizable value. These properties are managed as timberlands until sold or developed; sales and depletion expense related to the harvesting of timber are accounted for within the respective timber segment. At the time of a real estate sale, the cost basis of any remaining unharvested timber is recognized as depletion expense within the Real Estate segment.
    HBU timberland and real estate development investments expected to be sold within twelve months are recorded as inventory. See Note 15 — Higher and Better Use Timberlands and Real Estate Development Investments for additional information.
REAL ESTATE DEVELOPMENT INVESTMENTS
Real estate development investments include capitalized costs—net of reimbursements—associated with the development and construction of identified projects. These costs primarily relate to infrastructure, roadways, utilities, amenities and other improvements designed to create or enhance marketability of parcels and lots.
We capitalize interest on real estate projects based on the amount of underlying expenditures during the capitalization period. The period begins when activities to ready a property for its intended use commence (typically at the start of site work) and concludes when the improvement is substantially complete. Because the determination of substantial completion is subjective and requires business judgment, we establish the capitalization period through ongoing communication with project managers and those responsible for project oversight.
IMPAIRMENT OF HBU TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS
We evaluate HBU timberlands and real estate development investments for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Indicators are assessed for each project separately and include significant decreases in sales pace or average selling prices, significant increases in expected development costs, or projected losses on future sales.
Because development projects often span 20 to 40 years and endure multiple economic cycles, the evaluation of future cash flows is highly subjective. Assumptions regarding development timing, density and market conditions impact these estimates and may differ from actual results.
An impairment loss is recognized if the carrying amount of an asset is not recoverable and exceeds its fair value. If the expected undiscounted cash flows generated by the asset are less than its carrying amount less costs to sell, an impairment provision is recorded to write down the asset to its fair value. See Note 15 — Higher and Better Use Timberlands and Real Estate Development Investments for additional information.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
PROPERTY, PLANT, EQUIPMENT AND DEPRECIATION
    Property, plant and equipment additions are recorded at cost, including applicable freight, interest, construction and installation costs. We generally depreciate our assets using the straight-line depreciation method over the following useful lives:
•Office and transportation equipment: 3 to 25 years
•Buildings: 15 to 35 years
•Land improvements: 5 to 30 years
    Gains and losses on the sale or retirement of assets are included in operating income. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Recoverability of assets held and used is measured by comparing the carrying amount to the undiscounted cash flows expected to be generated by the asset. If an asset is impaired, the loss recognized is the amount by which the carrying amount exceeds the fair value, typically determined using a discounted cash flow model. Assets held for disposal are reported at the lower of carrying amount or fair value less cost to sell.
LEASES
    At inception, we determine if an arrangement is a lease and whether it meets the classification criteria of a finance or operating lease. Operating leases are included in right-of-use (“ROU”) assets, other current liabilities, and long-term lease liabilities in the Consolidated Balance Sheets. The income generated from our commercial and residential leases in Port Gamble is accounted for in accordance with Topic 842. We recognize total minimum lease payments on a straight-line basis over the applicable lease term.
    ROU assets represent our right to use an underlying asset, and lease liabilities represent the obligation to make related payments. These are recognized at the commencement date based on the estimated present value of lease payments over the term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated cost for collateralized borrowing over a similar term. Lease terms may include options to extend or terminate the agreement when it is reasonably certain that we will exercise those options. Lease expense is recognized on a straight-line basis over the lease term.
RIGHT-OF-USE ASSETS IMPAIRMENT
    Operating lease right-of-use assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group to which the operating lease is assigned may not be recoverable. Recoverability of the asset group is evaluated based on forecasted undiscounted cash flows. If the carrying amount of the asset group is not recoverable, the fair value of the asset group is compared to its carrying amount and an impairment charge is recognized for the amount by which the carrying amount exceeds the fair value. A discounted cash flow approach using market participant assumptions of the expected cash flows and discount rate, is used to estimate the fair value of the asset group.
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

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
ENVIRONMENTAL REMEDIATION LIABILITIES
We accrue for estimated future costs for known environmental remediation requirements on an undiscounted basis when it is probable that a liability has been incurred and the costs can be reasonably estimated. In developing these estimates, we consider factors such as construction contracts, proposed statements of work, project management requirements, and professional fees. We evaluate the adequacy of these liabilities quarterly, adjusting the balances as new information regarding the scope or costs of remediation becomes known.
Legal investigation and defense costs associated with environmental contingencies are expensed as incurred. Recoveries from third parties are recorded as assets only when receipt is deemed probable and the amount does not exceed previously recorded losses. See Note 13 — Environmental and Natural Resource Damages Liabilities for more information.
GOODWILL
    Goodwill represented the excess of the acquisition cost of our New Zealand operations over the fair value of the net assets acquired. Goodwill was not amortized, but was reviewed for impairment annually—or whenever events indicated a potential impairment. We compared the fair value of our New Zealand Timber operations, using an independent valuation for the New Zealand forest assets, to its carrying amount including goodwill. This valuation represented the present value of anticipated cash flows over a single biological growth cycle of the productive timberland, incorporating specific environmental, operational, and market constraints. These models relied on significant Level 3 inputs, including broad assumptions and judgment regarding future harvest yields, price realizations, and operational performance.
On June 30, 2025, we completed the sale of our New Zealand operations. Consequently, the $7.5 million carrying value of goodwill was derecognized and included in the gain on sale calculation. Prior to the sale, no impairment was recorded, as the annual test performed on October 1, 2024, indicated that the fair value exceeded the carrying amount. See Note 2 — Discontinued Operations for additional information regarding our New Zealand operations.
FOREIGN CURRENCY TRANSLATION AND REMEASUREMENT
    The functional currency of our New Zealand operations was the New Zealand dollar. All assets and liabilities were translated into U.S. dollars at the exchange rate in effect at the respective balance sheet dates. Translation gains and losses were recorded as a separate component of Accumulated Other Comprehensive Income (“AOCI”), within Shareholders’ Equity.
    On June 30, 2025, we completed the sale of our New Zealand subsidiary. In accordance with ASC 830, the cumulative translation adjustment related to the New Zealand operations previously recognized in AOCI, was reclassified to earnings as a component of the gain on sale.
For the period prior to the sale, U.S. denominated transactions of the New Zealand subsidiary were remeasured into New Zealand dollars at the exchange rate in effect on the date of the transaction and recognized in earnings, net of related cash flow hedges. All income statement items of the New Zealand subsidiary were translated into U.S. dollars using monthly average exchange rates.
    Following the sale, no further translation adjustments related to the New Zealand operations were recognized. See Note 2 — Discontinued Operations for additional information regarding our New Zealand operations.
REDEEMABLE OPERATING PARTNERSHIP UNITS
Limited partners holding Redeemable Operating Partnership Units have the right to require the Operating Partnership to redeem their units. Upon such request, the Operating Partnership must redeem the units for cash or, at Rayonier’s option, Rayonier registered common shares on a one-for-one basis. Because these units are redeemable at the option of the holder, the related noncontrolling interest is classified outside of permanent equity (as mezzanine equity) in the Consolidated Balance Sheets.
The recorded value of these units is adjusted each reporting period to the higher of 1) initial carrying amount, adjusted for the unit’s share of net income (loss), other comprehensive income (loss), and distributions; or 2) redemption value as determined by the closing price of Rayonier common stock on the balance sheet date. Adjustments to the carrying amount to reach the redemption value are recorded within retained earnings.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
REVENUE RECOGNITION
    We recognize revenues when control of promised goods or services (“performance obligations”) is transferred to customers in an amount that reflects the consideration we expect to receive in exchange for those goods or services (“transaction price”).
Unsatisfied performance obligations as of December 31, 2025 primarily consist of advances on stumpage contracts, unearned license revenue and unearned carbon capture and storage revenue. Of these performance obligations, $19.3 million is expected to be recognized as revenue within the next twelve months, with the remaining $9.6 million expected to be recognized thereafter as the performance obligations are satisfied. We generally collect payment within one year of satisfying a performance obligation; therefore, we have elected the practical expedient not to adjust revenues for a financing component.
    TIMBER SALES
    Revenue from timber sales is recognized when control of the product is transferred to the buyer. We utilize two primary sales channels depending on market conditions and margin optimization: the stumpage/standing timber model and the delivered log model.
    Under the stumpage model, standing timber is sold primarily under pay-as-cut contracts, with a specified duration (typically one year or less) and fixed prices, whereby revenue is recognized as timber is severed and the sales volume is determined. We also sell stumpage under lump-sum contracts for specified parcels where control passes to the buyer upon contract execution and receipt of payment. We retain interest in the land, slash products, and the use of the land for recreational and other purposes. Any uncut timber remaining at the end of the contract period reverts to us. A third type of stumpage sale we utilize is an agreed-volume sale, whereby revenue is recognized using the output method based on periodic physical observations of the percentage of acreage harvested.
    Under the delivered log model, we hire third-party loggers and haulers to harvest timber and deliver it to a buyer. Sales of domestic logs generally do not require an initial payment and are made to third-party customers on open credit terms. Sales of export logs generally require a letter of credit from an approved bank. Revenue is recognized when the logs are delivered and control has passed to the buyer. For domestic log sales, control passes to the buyer upon delivery to the customer’s facility. For export log sales, control passes to the buyer upon delivery onto the export vessel.
The following table summarizes revenue recognition and general payment terms for timber sales:

Contract Type	Performance Obligation	Timing of Revenue Recognition	General Payment Terms
Stumpage Pay-as-Cut	Right to harvest a unit (i.e. ton, MBF) of standing timber	As timber is severed (point-in-time)	Initial payment between 5% and 20% of estimated contract value; collection generally within 10 days of severance
Stumpage Lump Sum	Right to harvest an agreed upon acreage of standing timber	Contract execution (point-in-time)	Full payment due upon contract execution
Stumpage Agreed Volume	Right to harvest an agreed upon volume of standing timber	As timber is severed (over-time)	Payments made throughout contract term at the earlier of a specified harvest percentage or time elapsed
Delivered Wood (Domestic)	Delivery of a unit (i.e. ton, MBF) of timber to customer’s facility	Upon delivery to customer’s facility (point-in-time)	No initial payment and on open credit terms; collection generally within 30 days of invoice
Delivered Wood (Export)	Delivery of a unit (i.e. ton, MBF) onto export vessel	Upon delivery onto export vessel (point-in-time)	Letter of credit from an approved bank; collection generally within 30 days of delivery

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
NON-TIMBER SALES
    Non-timber sales primarily consist of hunting and recreational licenses and other auxiliary income. Revenue from hunting and recreational license sales, along with related costs, is recognized ratably over the term of the agreement and included in “Sales” and “Cost of sales,” respectively. Payment is generally due upon contract execution.
Carbon Capture and Storage Sales
Carbon capture and storage (“CCS”) sales are primarily comprised of revenue generated from granting land access and the right to inject, sequester and permanently store carbon dioxide in a subsurface area. CCS contracts contain variable consideration arrangements, which may include variable durations, rates, access acres and carbon volumes. The determination and allocation of the transaction price to performance obligations may require significant judgment and are based on management’s estimate of the most likely amount of consideration expected to be received as of the reporting date.
Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal of the amount of cumulative revenue recognized will not occur when the associated uncertainty is resolved. Estimating variable consideration requires judgments regarding the amount and timing of future payments, which may be impacted by market conditions, competition, or other factors beyond our control. As a result, actual amounts of variable consideration could differ from our estimates. We regularly review these estimates and adjust the transaction price and related revenue recognition in the period in which revisions occur.
Log Trading
Log trading revenue is recognized when procured logs are delivered to the buyer and control has passed. For domestic log trading, control passes to the buyer as the logs are delivered to the customer’s facility. For export log trading, control passes to the buyer upon delivery onto the export vessel.
REAL ESTATE
We recognize revenue on sales of real estate generally at the point in time when the sale has closed, cash has been received, and control has passed to the buyer. A deposit of 2% to 5% is generally required upon execution of a purchase and sale agreement, with the balance due at closing. Additional consideration may be recognized at closing if the performance obligation is not distinct from the land sale, the amount is fixed, and collectability is probable.
For sales of development real estate containing future performance obligations, revenue is recognized over time using the cost input method. This is based on development costs incurred to date relative to the total estimated development costs allocated to the contract. The aggregate amount of the transaction price allocated to unsatisfied obligations is recorded as “Deferred revenue” in the Consolidated Balance Sheets.
Builder Price Participation
    Builder Price Participation represents the variable component of the transaction price for certain development sales within our Real Estate segment. This participation reflects a lot premium earned when a homebuilder, having purchased land from us, develops and sells a home to a third party at a price exceeding a predetermined threshold. The excess over this threshold is shared between the Company and the homebuilder based upon a contractually designated percentage and is recognized concurrent with the home closing.
    We generally constrain Builder Price Participation and do not recognize an estimate of variable consideration until the uncertainty is resolved. The constraint is primarily based on the following factors:
•the considerable variability in home prices due to customer options, incentives, and general market conditions;
•the extended duration—often up to three years—between the initial land sale and the home closing; and
•the susceptibility of home prices to factors outside of our control, such as unemployment and interest rates.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
    At each reporting period, we evaluate contracts with homebuilders with respect to Builder Price Participation to determine whether a change in facts and circumstances has eliminated the constraint and will record an estimate of revenue, if applicable.
COST OF SALES
Cost of sales associated with timber operations primarily includes the cost basis of timber sold (depletion), logging and transportation costs (cut and haul), and ocean freight and demurrage costs (port and freight). Depletion includes the amortization of capitalized costs (site preparation, planting and fertilization, real estate taxes, timberland lease payments, and certain payroll costs). Other costs include amortization of capitalized costs related to road and bridge construction, software, depreciation of fixed assets and equipment, road maintenance, severance and excise taxes, and fire prevention.
    Cost of sales associated with real estate sold includes the cost of the land, the cost of any timber on the property conveyed to the buyer, real estate development costs and closing costs, including sales commissions. We expense closing costs, including sales commissions, when incurred for all real estate sales with future performance obligations expected to be satisfied within one year.
When developed residential or commercial land is sold, the cost of sales includes actual costs incurred and estimates of future development costs benefiting the property sold through completion. Costs are allocated to each acre or lot based upon its relative sales value compared to the estimated sales value of the total project. Estimates are reevaluated at least annually, or more frequently if warranted by market conditions or changes in the project scope, with any adjustments being allocated prospectively to the remaining units available for sale.
EMPLOYEE BENEFIT PLANS
    The determination of expense and funding requirements for our postretirement life insurance plan is based on several actuarial assumptions, including the discount rate, mortality rates, and employee longevity. Periodic postretirement expense is included in “Cost of sales,” “Selling and general expenses,” and “Other miscellaneous (expense) income, net” in the Consolidated Statements of Income and Comprehensive Income (Loss).
    The service cost component of net periodic benefit cost is included in operating income within “Cost of sales” and “Selling and general expenses.” All other components (interest cost and amortization of gains or losses) are presented outside of income from operations in “Other miscellaneous (expense) income, net.” Changes in the funded status of the plan are recorded through other comprehensive income (loss) in the year in which the changes occur. We measure benefit obligations as of the fiscal year-end.
Our defined benefit pension plan and the unfunded excess pension plan were terminated in 2023. While these plans are no longer active, the consolidated financial statements include historical activity and disclosures related to these plans for the comparative periods presented. See Note 19 — Employee Benefit Plans for specific assumptions and additional information regarding these plan terminations and the remaining postretirement benefit obligations.
INCOME TAXES
    We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax benefits or consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating loss carryforwards, and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. We recognize the effect of a change in tax rates on deferred tax assets and liabilities in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets if it is more-likely-than-not that such assets will not be realized.
    In determining the provision for income taxes, we compute an annual effective income tax rate based on projected annual income by legal entity, permanent differences, and statutory rates by jurisdiction. Inherent in the effective tax rate is an assessment of the outcome of current period uncertain tax positions. We adjust our annual effective tax rate as additional information becomes available. Discrete items, such as taxing authority examination findings or legislative changes, are recognized in the period in which they occur.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
    Our income tax returns are subject to audit by U.S. federal and state taxing authorities. In evaluating tax benefits associated with various tax filing positions, we record a benefit if it is more-likely-than-not to be realized upon ultimate settlement. We record a liability for any uncertain tax position that does not meet this criterion. Interest and penalties related to uncertain tax positions are recognized in income tax expense. We adjust these liabilities when an issue is settled, the statute of limitations expires, or new information becomes available. See Note 21 — Income Taxes for additional information.
RECENTLY ADOPTED ACCOUNTING STANDARDS
We adopted Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures retrospectively for the year ended December 31, 2025. This standard requires enhanced disaggregation of information in the effective tax rate reconciliation and additional disclosures regarding income taxes paid. As this update relates specifically to financial statement disclosures, the adoption did not have a material impact on our consolidated financial results or financial position. See Note 21 — Income Taxes for additional information.
ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This update is intended to improve the navigability of required interim disclosures, clarify applicability, and establish a principle requiring entities to disclose events occurring since the most recent annual reporting period that have a material impact on the entity. The guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The requirements may be applied prospectively or retrospectively. We are currently evaluating the impact of adopting this new guidance on our consolidated financial statements and disclosures.
In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. This update amends existing guidance to clarify and enhance hedge accounting requirements specifically allowing for more flexibility in how entities group and manage similar risks. The pronouncement is effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual periods, with early adoption permitted. The requirements must be applied prospectively. We intend to early adopt ASU 2025-09 in the first quarter of 2026. We are currently evaluating the impact of adopting this new guidance on our consolidated financial statements and disclosures.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. Subsequently, in January 2025, the FASB issued ASU No. 2025-01 to clarify the effective date of this guidance. ASU 2024-03 requires enhanced disclosure regarding specific expense categories, such as inventory costs, employee compensation, and depreciation, within the notes to the financial statements. The pronouncement is effective for annual reporting periods in fiscal years beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027, with early adoption permitted. The guidance allows for either prospective or retrospective application. We do not expect the adoption of this pronouncement to impact our consolidated financial statements as this is a disclosure-only ASU.
Recent accounting pronouncements, either adopted or pending adoption, not discussed above are either not applicable or are not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
SUBSEQUENT EVENTS
On January 30, 2026 (the “Closing Date”), the Company completed its merger-of-equals transaction with PotlatchDeltic Corporation (“PotlatchDeltic”) pursuant to the Agreement and Plan of Merger dated October 13, 2025. At the effective time of the merger, PotlatchDeltic merged with and into a wholly owned subsidiary of the Company, with the subsidiary continuing as the surviving corporation. The transaction was subject to customary closing conditions, including regulatory and shareholder approvals, all of which were obtained prior to closing. The merger significantly expands our timberland portfolio and introduces wood products manufacturing capabilities, creating a combined entity with enhanced scale and geographic diversity.
Pursuant to the terms of the Merger Agreement, each share of PotlatchDeltic common stock issued and outstanding immediately prior to the effective time was converted into the right to receive 1.8185 Rayonier common shares and $0.61 in cash. In connection with the merger, the Company issued approximately 140.9 million common shares.
The merger will be accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations, with Rayonier treated as the legal and accounting acquirer. Due to the close proximity of the January 30, 2026 closing date and the Company’s filing of its Annual Report on Form 10-K for the year ended December 31, 2025, the initial accounting for the business combination is incomplete. As such, the Company is not yet able to provide the initial acquisition accounting or other information required by ASC 805. We will include relevant disclosures as required in the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2026.
In connection with the PotlatchDeltic merger, we entered into a $1.81 billion Second Amended and Restated Credit Agreement to consolidate and refinance debt following the merger which allows for an additional $200 million expansion of the revolver and further incremental term loans subject to leverage ratios.
On February 23, 2026, the Company’s board of directors declared a first quarter cash dividend of $0.26 per common share. The adjustment in the quarterly dividend from $0.2725 per share to $0.26 per share reflects the 7.5 million incremental shares issued to shareholders as part of the Company’s recent special dividend.
On the same date, the board declared a first quarter cash distribution of $0.26 per Redeemable Operating Partnership Unit, which was similarly adjusted to reflect the incremental units issued as part of the special dividend.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
2.    DISCONTINUED OPERATIONS
On March 9, 2025, we entered into a purchase and sale agreement with Taurus Forest Holdings Limited, pursuant to which we agreed to sell our entire 77% interest in our New Zealand operations. Accordingly, the financial results of the New Zealand Timber segment and the New Zealand portion of the Real Estate, former Trading and Corporate segments were classified as discontinued operations in our Consolidated Statements of Income and Comprehensive Income (Loss) for all periods presented.
On June 30, 2025, we completed the sale of our New Zealand operations for a cash purchase price of $710 million. Net proceeds to Rayonier, after adjusting for estimated net debt, working capital, transaction costs, and other closing adjustments, were $698.6 million. We received a final purchase price adjustment of $0.7 million during the third quarter, which was recognized as a receivable on our June 30, 2025 Consolidated Balance Sheet. In connection with the sale, we recognized a gain on disposal of discontinued operations of $404.5 million.
The following table summarizes the results of our New Zealand operations for the three years ended December 31, as presented in “Income from discontinued operations” in the Consolidated Statements of Income and Comprehensive Income (Loss):

	2025	2024	2023
Sales	$109,332	$275,068	$268,560
Costs and Expenses
Cost of sales (a)	(102,050)	(237,251)	(233,654)
Other operating (expense) income, net (b)	(3,400)	542	(8,318)
	(105,450)	(236,709)	(241,972)
Operating income from discontinued operations	3,882	38,359	26,588
Interest expense, net	(1,508)	(3,159)	(3,198)
Interest income	202	996	620
Income from operations of discontinued operations before income taxes	2,576	36,196	24,010
Income tax expense	(693)	(8,073)	(4,829)
Income from operations of discontinued operations, net of tax	1,883	28,123	19,181
Gain on sale of discontinued operations (c)	404,463	—	—
Income from discontinued operations	406,346	28,123	19,181
Less: Net income from discontinued operations attributable to noncontrolling interests in the Operating Partnership	(5,375)	(324)	(275)
Less: Net loss (income) from discontinued operations attributable to noncontrolling interests in consolidated affiliates	192	(4,492)	(2,144)
Net income from discontinued operations attributable to Rayonier Inc.	$401,163	$23,307	$16,762

(a)The year ended December 31, 2023 includes timber write-offs resulting from casualty events of $2.3 million.
(b)The years ended December 31, 2025 and 2024 includes transaction costs of $0.2 million and $0.7 million, respectively.
(c)The gain on sale of discontinued operations is not subject to income tax, as it relates to a partnership interest.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
The major classes of the New Zealand operation’s assets and liabilities as reported on the December 31, 2024 Balance Sheet are as follows:

2024
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,093
Trade receivables, less allowance for doubtful accounts of $0	18,935
Inventory	1,462
Prepaid logging roads	5,731
Prepaid expenses	475
Other current assets	624
Total current assets	47,320
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	339,724
PROPERTY, PLANT AND EQUIPMENT
Buildings	1,707
Machinery and equipment	171
Total property, plant and equipment, gross	1,878
Less — accumulated depreciation	(935)
Total property, plant and equipment, net	943
RIGHT-OF-USE ASSETS	64,082
OTHER ASSETS	23,850
TOTAL ASSETS	$475,919
LIABILITIES
CURRENT LIABILITIES
Accounts payable	$9,145
Current maturities of long-term debt, net	19,442
Accrued taxes	2,399
Accrued payroll and benefits	793
Other current liabilities	15,556
Total current liabilities	47,335
LONG-TERM DEBT, NET	45,360
LONG-TERM LEASE LIABILITY	60,038
OTHER NON-CURRENT LIABILITIES	65,443
TOTAL LIABILITIES	$218,176
The following table summarizes the depreciation, depletion and amortization, capital expenditures and non-cash cost of land and improved development of the Company’s discontinued operations for the three years ended December 31:

	2025	2024	2023
Depreciation, depletion and amortization	$9,081	$26,395	$21,666
Capital expenditures	7,098	17,686	16,663
Non-cash cost of land and improved development	—	3,041	—

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
3.    SEGMENT AND GEOGRAPHICAL INFORMATION
As of December 31, 2025, and for all periods presented, we operated in three reportable segments: Southern Timber, Pacific Northwest Timber and Real Estate. In June 2025, we completed the sale of our 77% interest in the New Zealand joint venture. Consequently, these operations are classified as discontinued operations for all periods presented. See Note 2 — Discontinued Operations for additional information.
Effective with the third quarter of 2025, we realigned our reportable segments to reflect how our chief operating decision maker (“CODM”), the Chief Executive Officer, evaluates performance and allocates capital. As part of the realignment, the previously reported Trading segment’s log trading activities conducted in the U.S. South and Pacific Northwest are now reported in the respective Southern Timber or Pacific Northwest Timber segments based on geographical location for all periods presented.
Intersegment sales are based on estimated fair market value, and are eliminated in consolidation. The CODM evaluates segment performance using Adjusted Earnings before Interest, Taxes, Depreciation, Depletion and Amortization (“Adjusted EBITDA”). Total assets by segment are not disclosed as they are not used by the CODM for resource allocation or performance assessment.
Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of land and improved development, non-operating expense and income, income from operations of discontinued operations, gain on sale of discontinued operations, costs related to the merger with PotlatchDeltic, asset impairment charges, restructuring charges, costs related to disposition initiatives and Large Dispositions.
We believe that Operating income, as defined by U.S. GAAP, is the most appropriate earnings measurement for reconciling Adjusted EBITDA. Adjusted EBITDA should not be considered as an alternative to Operating income as determined in accordance with U.S. GAAP. Operating income as presented in the Consolidated Statements of Income and Comprehensive Income (Loss) includes the results of both reportable segments and corporate activities. Segment Operating income (loss) represents the operating results of the company’s reportable segments only and does not include corporate-level amounts. As a result, segment Operating income (loss) may differ from the total Operating income reported in the consolidated financial statements.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
The following tables summarize the segment information for the three years ended December 31:

Year Ended	Southern Timber	Pacific Northwest Timber	Real Estate	Total
December 31, 2025
Sales	$228,309	$83,564	$172,612	$484,485
Costs and Expenses
Cut and haul costs	(53,386)	(35,758)	—	(89,144)
Port and freight costs	—	(18)	—	(18)
Depreciation, depletion and amortization	(68,998)	(21,792)	(13,983)	(104,773)
Non-cash cost of land and improved development	—	—	(43,714)	(43,714)
Other costs and expenses (a)	(44,821)	(24,077)	(52,590)	(121,488)
Reportable segment operating income	$61,104	$1,919	$62,325	$125,348
Add: Asset impairment charge (b)	—	—	7,048	7,048
Add: Depreciation, depletion and amortization	68,998	21,792	13,983	104,773
Add: Non-cash cost of land and improved development	—	—	43,714	43,714
Reportable segment adjusted EBITDA	$130,102	$23,711	$127,070	$280,883

Reconciliation of reportable segment results to consolidated income before taxes
All other EBITDA (c)				($32,918)
Interest, net and miscellaneous expense				(2,057)
Depreciation, depletion and amortization				(106,454)
Non-cash cost of land and improved development				(43,714)
Non-operating expense (d)				(6,685)
Costs related to the merger with PotlatchDeltic (e)				(6,303)
Asset impairment charge (b)				(7,048)
Restructuring charges (f)				(1,110)
Income from Continuing Operations Before Income Taxes				$74,594
Income tax expense				(527)
Income from Continuing Operations				$74,067
Income from operations of discontinued operations, net of tax				1,883
Gain on sale of discontinued operations				404,463
Net Income				$480,413

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
(e)Costs related to the merger with PotlatchDeltic include legal, accounting, due diligence, consulting and other costs related to the merger with PotlatchDeltic, which subsequently closed on January 30, 2026.
(f)Restructuring charges include severance costs related to workforce optimization initiatives. Restructuring charges are recorded within the Consolidated Statements of Income and Comprehensive Income (Loss) under the caption “Other operating (expense) income, net.”

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Year Ended	Southern Timber	Pacific Northwest Timber	Real Estate	Total
December 31, 2024
Sales (a)	$251,642	$108,019	$628,268	$987,929
Costs and Expenses
Cut and haul costs	(51,041)	(42,001)	—	(93,042)
Port and freight costs	(2,883)	(5,077)	—	(7,960)
Depreciation, depletion and amortization (a)	(73,409)	(31,668)	(162,941)	(268,018)
Non-cash cost of land and improved development (a)	—	—	(78,962)	(78,962)
Other costs and expenses (b)	(46,406)	(35,569)	(51,243)	(133,218)
Reportable segment operating income (loss)	$77,903	($6,296)	$335,122	$406,729
Add: Depreciation, depletion and amortization (c)	73,409	31,668	6,986	112,063
Add: Non-cash cost of land and improved development (c)	—	—	41,368	41,368
Less: Large Dispositions (d)	—	—	(291,078)	(291,078)
Reportable segment adjusted EBITDA	$151,312	$25,372	$92,398	$269,082

Reconciliation of reportable segment results to consolidated income before taxes
All other EBITDA (e)				($38,843)
Interest, net and miscellaneous expense (f)				(25,544)
Depreciation, depletion and amortization (c)				(113,854)
Non-cash cost of land and improved development (c)				(41,368)
Non-operating income (g)				1,275
Costs related to disposition initiatives (h)				(849)
Restructuring charges (i)				(1,139)
Large Dispositions (d)				291,078
Income from Continuing Operations Before Income Taxes				$339,838
Income tax benefit (j)				1,022
Income from Continuing Operations				$340,860
Income from operations of discontinued operations, net of tax				28,123
Net Income				$368,983

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
(d)Large Dispositions are defined as transactions involving the sale of productive timberland assets that exceed $20 million in size and do not reflect a demonstrable premium relative to timberland value. The year ended December 31, 2024 includes the sale of approximately 200,000 acres for an aggregate sale price of $495.0 million. These dispositions consisted of approximately 91,000 acres in Southeast Oklahoma and 109,000 acres on the Olympic Peninsula in Northwest Washington.
(e)All other EBITDA includes general corporate expenses.
(f)Includes a $1.6 million gain from a terminated cash flow hedge. The gain from a terminated cash flow hedge is recorded within the Consolidated Statements of Income and Comprehensive Income (Loss) under the caption “Interest expense, net.”
(g)Non-operating income includes $8.0 million of net recoveries associated with legal settlements, which is partially offset by $6.0 million of pension settlement charges. Net recoveries associated with legal settlements and pension settlement charges are recorded within the Consolidated Statements of Income and Comprehensive Income (Loss) under the caption “Other miscellaneous (expense) income, net.”
(h)Costs related to disposition initiatives include legal, advisory, and other due diligence costs incurred in connection with the Company’s asset disposition plan, which was announced in November 2023. Costs related to disposition initiatives are recorded within the Consolidated Statements of Income and Comprehensive Income (Loss) under the caption “Other operating (expense) income, net.”
(i)Restructuring charges include severance costs related to workforce optimization initiatives. Restructuring charges are recorded within the Consolidated Statements of Income and Comprehensive Income (Loss) under the caption “Other operating (expense) income, net.”
(j)Includes a $1.2 million income tax benefit related to the pension settlement.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Year Ended	Southern Timber	Pacific Northwest Timber	Real Estate	Total
December 31, 2023
Sales (a)	$265,134	$133,276	$389,963	$788,373
Costs and Expenses
Cut and haul costs	(57,964)	(56,565)	—	(114,529)
Port and freight costs	(4,893)	(8,730)	—	(13,623)
Depreciation, depletion and amortization (a)	(79,974)	(36,924)	(109,085)	(225,983)
Non-cash cost of land and improved development (a)	—	—	(73,458)	(73,458)
Other costs and expenses (b)	(45,968)	(39,725)	(50,815)	(136,508)
Reportable segment operating income (loss)	$76,335	($8,668)	$156,605	$224,272
Add: Depreciation, depletion and amortization (c)	79,974	36,924	17,955	134,853
Add: Non-cash cost of land and improved development (c)	—	—	29,768	29,768
Less: Large Dispositions (d)	—	—	(105,078)	(105,078)
Reportable segment adjusted EBITDA	$156,309	$28,256	$99,250	$283,815

Reconciliation of reportable segment results to consolidated income before taxes
All other EBITDA (e)				($37,864)
Interest, net and miscellaneous expense				(43,367)
Depreciation, depletion and amortization (c)				(136,565)
Non-cash cost of land and improved development (c)				(29,768)
Non-operating income (f)				18,278
Large Dispositions (d)				105,078
Income from Continuing Operations Before Income Taxes				$159,607
Income tax expense				(293)
Income from Continuing Operations				$159,314
Income from operations of discontinued operations, net of tax				19,181
Net Income				$178,495

(a)Real Estate segment sales, depreciation, depletion and amortization, and non-cash cost of land and improved development includes $242.2 million, $91.1 million, and $43.7 million, respectively, from Large Dispositions.
(b)Other costs and expenses for each reportable segment primarily includes other direct and indirect cost of sales and selling and general expenses.
(c)Excludes depreciation, depletion and amortization, and non-cash cost of land and improved development of $91.1 million and $43.7 million, respectively, from Large Dispositions.
(d)Large Dispositions are defined as transactions involving the sale of productive timberland assets that exceed $20 million in size and do not reflect a demonstrable premium relative to timberland value. The year ended December 31, 2023 includes the sale of approximately 55,000 acres in Oregon for $242.2 million.
(e)All other EBITDA includes general corporate expenses.
(f)Non-operating income includes $20.7 million of net recoveries associated with legal settlements, which is partially offset by a $2.0 million pension settlement charge. Net recoveries associated with legal settlements and pension settlement charges are recorded within the Consolidated Statements of Income and Comprehensive Income (Loss) under the caption “Other miscellaneous (expense) income, net.”

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

	Gross Capital Expenditures
	2025	2024	2023
Capital Expenditures (a)
Southern Timber	$41,561	$48,398	$46,506
Pacific Northwest Timber	8,263	13,340	17,371
Real Estate	225	323	302
Corporate and other	—	33	605
Total capital expenditures	$50,049	$62,094	$64,784

Timberland Acquisitions
Southern Timber	—	$22,753	$10,471
Pacific Northwest Timber	—	—	3,591
Total timberland acquisitions	—	$22,753	$14,062

Total Gross Capital Expenditures	$50,049	$84,847	$78,846

(a)Excludes timberland acquisitions presented separately, in addition to real estate development investments of $22.4 million, $25.8 million, and $23.1 million in the years ended December 31, 2025, 2024, and 2023, respectively.

	Geographical Operating Information (a)
	Sales			Operating Income			Identifiable Assets
	2025	2024	2023	2025	2024	2023	2025	2024
United States	$484,485	$987,929	$788,373	$83,336	$364,107	$184,696	$3,404,653	$2,998,500
Total	$484,485	$987,929	$788,373	$83,336	$364,107	$184,696	$3,404,653	$2,998,500

(a)The geographical information presented above reflects the results of the Company's continuing operations. Sales and Operating Income for the New Zealand operations have been retrospectively excluded from this table for the years ended December 31, 2024 and 2023. Identifiable Assets for the New Zealand operations have been retrospectively excluded for the year ended December 31, 2024. Sales, Operating Income, and Identifiable Assets for the New Zealand Operations are included in the disclosures for Discontinued Operations. See Note 2 — Discontinued Operations for additional information.

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
    The following table summarizes revenue recognized during the years ended December 31, 2025 and 2024 that was included in the contract liability balance at the beginning of each year:

	Year Ended December 31,
	2025	2024
Revenue recognized from contract liability balance at the beginning of the year	$19,523	$26,534

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
    The following tables present our revenue from contracts with customers disaggregated by product type for the years ended December 31, 2025, 2024 and 2023:

Year Ended	Southern Timber	Pacific Northwest Timber	Real Estate	Total
December 31, 2025
Pulpwood	$80,694	$5,070	—	$85,764
Sawtimber	94,949	71,219	—	166,168
Hardwood	6,183	—	—	6,183
Total Timber Sales	181,826	76,289	—	258,115
Trading (a)	—	1,805	—	1,805
License Revenue, primarily from Hunting	21,189	782	—	21,971
Land Based Solutions (b)	11,230	106	—	11,336
Other Non-Timber Revenue	14,064	4,582	—	18,646
Total Non-Timber Sales	46,483	7,275	—	53,758
Improved Development	—	—	47,160	47,160
Unimproved Development	—	—	5,080	5,080
Rural	—	—	48,581	48,581
Timberland & Non-Strategic	—	—	53,500	53,500
Deferred Revenue/Other (c)	—	—	16,841	16,841
Total Real Estate Sales	—	—	171,162	171,162
Revenue from Contracts with Customers	228,309	83,564	171,162	483,035
Lease Revenue	—	—	1,450	1,450
Total Revenue	$228,309	$83,564	$172,612	$484,485
December 31, 2024
Pulpwood	$94,820	$5,473	—	$100,293
Sawtimber	99,636	89,726	—	189,362
Hardwood	4,967	—	—	4,967
Total Timber Sales	199,423	95,199	—	294,622
Trading (a)	1,223	7,233	—	8,456
License Revenue, primarily from Hunting	21,164	942	—	22,106
Land Based Solutions (b)	14,518	50	—	14,568
Other Non-Timber Revenue	15,314	4,595	—	19,909
Total Non-Timber Sales	52,219	12,820	—	65,039
Improved Development	—	—	30,754	30,754
Unimproved Development	—	—	12,400	12,400
Rural	—	—	72,913	72,913
Timberland & Non-Strategic	—	—	610	610
Conservation Easements	—	—	1,101	1,101
Deferred Revenue/Other (c)	—	—	14,001	14,001
Large Dispositions	—	—	495,000	495,000
Total Real Estate Sales	—	—	626,779	626,779
Revenue from Contracts with Customers	251,642	108,019	626,779	986,440
Lease Revenue	—	—	1,489	1,489
Total Revenue	$251,642	$108,019	$628,268	$987,929

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

Year Ended	Southern Timber	Pacific Northwest Timber	Real Estate	Total
December 31, 2023
Pulpwood	$99,035	$8,410	—	$107,445
Sawtimber	123,312	109,446	—	232,758
Hardwood	4,279	—	—	4,279
Total Timber Sales	226,626	117,856	—	344,482
Trading (a)	1,006	9,131	—	10,137
License Revenue, primarily from Hunting	23,130	1,344	—	24,474
Land Based Solutions (b)	3,989	1,355	—	5,344
Other Non-Timber Revenue	10,383	3,590	—	13,973
Total Non-Timber Sales	38,508	15,420	—	53,928
Improved Development	—	—	30,707	30,707
Unimproved Development	—	—	114	114
Rural	—	—	99,665	99,665
Timberland & Non-Strategic	—	—	3,347	3,347
Deferred Revenue/Other (c)	—	—	12,516	12,516
Large Dispositions	—	—	242,200	242,200
Total Real Estate Sales	—	—	388,549	388,549
Revenue from Contracts with Customers	265,134	133,276	388,549	786,959
Lease Revenue	—	—	1,414	1,414
Total Revenue	$265,134	$133,276	$389,963	$788,373

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

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
The following table presents our timber sales disaggregated by contract type for the years ended December 31, 2025, 2024 and 2023:

Year Ended	Southern Timber	Pacific Northwest Timber	Total
December 31, 2025
Stumpage Pay-as-Cut	$82,480	—	$82,480
Stumpage Lump Sum	794	3,233	4,027
Total Stumpage	83,274	3,233	86,507

Delivered Wood (Domestic)	98,552	73,013	171,565
Delivered Wood (Export)	—	43	43
Total Delivered	98,552	73,056	171,608

Total Timber Sales	$181,826	$76,289	$258,115

December 31, 2024
Stumpage Pay-as-Cut	$97,369	$8	$97,377
Stumpage Lump Sum	827	8,228	9,055
Total Stumpage	98,196	8,236	106,432

Delivered Wood (Domestic)	96,492	83,041	179,533
Delivered Wood (Export)	4,735	3,922	8,657
Total Delivered	101,227	86,963	188,190

Total Timber Sales	$199,423	$95,199	$294,622

December 31, 2023
Stumpage Pay-as-Cut	$109,583	—	$109,583
Stumpage Lump Sum	387	2,654	3,041
Total Stumpage	109,970	2,654	112,624

Delivered Wood (Domestic)	108,354	102,533	210,887
Delivered Wood (Export)	8,302	12,669	20,971
Total Delivered	116,656	115,202	231,858

Total Timber Sales	$226,626	$117,856	$344,482
SIGNIFICANT CUSTOMERS
For the year ended December 31, 2025, we closed on a 21,601-acre transaction to a conservation-oriented buyer for $53.5 million, representing approximately 11% of consolidated sales. For the year ended December 31, 2024, we closed on four Large Disposition transactions for a total of $495.0 million, representing approximately 50% of consolidated sales. Individually, each large disposition represents 10% or more of consolidated sales. For the year ended December 31, 2023, we closed on a 55,000-acre Large Disposition to Manulife Investment Management on behalf of clients for $242.2 million, representing approximately 31% of consolidated sales.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
5.    TIMBERLAND ACQUISITIONS
There were no timberland acquisitions during 2025. During 2024, we acquired approximately 7,000 acres of U.S. timberland located in Florida and Georgia through three transactions for an aggregate value of $22.8 million, which were funded with cash on hand.
The following table summarizes the timberland acquisitions for the years ended December 31, 2025 and 2024:

	2025		2024
	Cost	Acres	Cost	Acres
Florida	—	—	$15,660	5,175
Georgia	—	—	7,093	1,966
Total Acquisitions	—	—	$22,753	7,141
6.    NONCONTROLLING INTERESTS
NONCONTROLLING INTERESTS IN CONSOLIDATED AFFILIATES
Matariki Forestry Group
    Prior to the sale of our New Zealand operations on June 30, 2025, we maintained a 77% controlling financial interest in Matariki Forestry Group (the “New Zealand subsidiary”), a joint venture that owns and leases New Zealand timberland. Accordingly, we consolidated the New Zealand subsidiary’s balance sheet and results of operations. Income attributable to the New Zealand subsidiary’s 23% noncontrolling interests is reflected as an adjustment to income in our Consolidated Statements of Income and Comprehensive Income (Loss) under the caption “Net loss (income) attributable to noncontrolling interests in consolidated affiliates.”
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
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP
Noncontrolling interests in the Operating Partnership represent the third-party ownership of Redeemable Operating Partnership Units (“OP Units”). Net income attributable to these noncontrolling interests is calculated based on the weighted average OP Units outstanding during the period as a percentage of the total weighted average units outstanding to the Operating Partnership’s net income for the period.
These OP Units are classified as temporary equity in the Consolidated Balance Sheets because they are redeemable at the option of the unitholder. If a noncontrolling unitholder redeems a unit for a registered common share of Rayonier or cash, the noncontrolling interests in the Operating Partnership will be reduced and the Company’s share in the Operating Partnership will be increased by the fair value of the security at the time of redemption.
The following table sets forth the Company’s noncontrolling interests in the Operating Partnership:

	Year Ended December 31,
	2025	2024
Beginning noncontrolling interests in the Operating Partnership	$51,843	$81,651
Adjustment of noncontrolling interests in the Operating Partnership	(2,503)	(13,150)
Conversions of OP Units to common shares	(11,800)	(14,793)
Net income attributable to noncontrolling interests in the Operating Partnership	6,225	4,834
Other comprehensive loss attributable to noncontrolling interests in the Operating Partnership	(692)	(803)
Distributions to noncontrolling interests in the Operating Partnership (a)	(2,610)	(5,896)
Total noncontrolling interests in the Operating Partnership	$40,463	$51,843

(a)The year ended December 31, 2025 includes an additional special distribution of $1.40 per OP Unit, consisting of a combination of cash and OP Units. The cash portion of the distribution, totaling $0.6 million, was paid on December 12, 2025, to holders of record on October 24, 2025. The year ended December 31, 2024 includes an additional special distribution of $1.80 per OP Unit, also consisting of a combination of cash and OP Units. The cash portion, totaling $0.9 million, was paid on January 30, 2025, to holders of record on December 12, 2024.

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
    The following table provides details of the calculation of basic earnings per common share of the Company for the three years ended December 31:

	2025	2024	2023
Basic earnings per common share
Numerator:
Net income from continuing operations	$74,067	$340,860	$159,314
Less: Net income from continuing operations attributable to NCI in the Operating Partnership	(850)	(4,510)	(2,630)
Less: Net (income) loss from continuing operations attributable to NCI in consolidated affiliates	—	(510)	47
Net income from continuing operations attributable to Rayonier Inc.	$73,217	$335,840	$156,731

Net income from discontinued operations	$406,346	$28,123	$19,181
Less: Net income from discontinued operations attributable to NCI in the Operating Partnership	(5,375)	(324)	(275)
Less: Net loss (income) from discontinued operations attributable to NCI in consolidated affiliates	192	(4,492)	(2,144)
Net income from discontinued operations attributable to Rayonier Inc.	$401,163	$23,307	$16,762

Net income	$480,413	$368,983	$178,495
Less: Net income attributable to NCI in the Operating Partnership	(6,225)	(4,834)	(2,905)
Less: Net loss (income) attributable to NCI in consolidated affiliates	192	(5,002)	(2,097)
Net income attributable to Rayonier Inc.	$474,380	$359,147	$173,493

Denominator:
Denominator for basic earnings per common share - weighted average shares	154,760,442	148,839,858	148,046,673

Basic earnings per common share attributable to Rayonier Inc.:
Continuing operations	$0.47	$2.26	$1.06
Discontinued operations	$2.59	$0.16	$0.11
Basic earnings per common share	$3.07	$2.41	$1.17

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
The following table provides details of the calculation of diluted earnings per common share of the Company for the three years ended December 31:

	2025	2024	2023
Diluted earnings per common share
Numerator:
Net income from continuing operations	$74,067	$340,860	$159,314
Less: Net (income) loss from continuing operations attributable to NCI in consolidated affiliates	—	(510)	47
Net income from continuing operations attributable to Rayonier Inc. before net income attributable to NCI in the Operating Partnership	$74,067	$340,350	$159,361

Net income from discontinued operations	$406,346	$28,123	$19,181
Less: Net loss (income) from discontinued operations attributable to NCI in consolidated affiliates	192	(4,492)	(2,144)
Net income from discontinued operations attributable to Rayonier Inc. before net income attributable to NCI in the Operating Partnership	$406,538	$23,631	$17,037

Net income	$480,413	$368,983	$178,495
Less: Net loss (income) attributable to NCI in consolidated affiliates	192	(5,002)	(2,097)
Net income attributable to Rayonier Inc. before net income attributable to NCI in the Operating Partnership	$480,605	$363,981	$176,398

Denominator:
Denominator for basic earnings per common share - weighted average shares	154,760,442	148,839,858	148,046,673
Add: Dilutive effect of:
Stock options	—	41	472
Performance shares, restricted shares and restricted stock units	183,081	362,352	401,351
Noncontrolling interests in Operating Partnership units	1,909,803	2,066,102	2,618,699
Contingently issuable shares and units from special dividends	1,856,440	827,150	—
Denominator for diluted earnings per common share - adjusted weighted average shares	158,709,766	152,095,503	151,067,195

Diluted earnings per common share attributable to Rayonier Inc.:
Continuing operations	$0.47	$2.24	$1.05
Discontinued operations	$2.56	$0.16	$0.11
Diluted earnings per common share	$3.03	$2.39	$1.17

	2025	2024	2023
Anti-dilutive shares excluded from computations of diluted earnings per common share:
Stock options, performance shares, restricted shares and restricted stock units	241,487	147,514	164,865

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
    The following table provides details of the calculation of basic earnings per unit of the Operating Partnership for the three years ended December 31:

	2025	2024	2023
Basic earnings per unit
Numerator:
Net income from continuing operations	$74,067	$340,860	$159,314
Less: Net (income) loss from continuing operations attributable to NCI in consolidated affiliates	—	(510)	47
Net income from continuing operations available to unitholders	$74,067	$340,350	$159,361

Net income from discontinued operations	$406,346	$28,123	$19,181
Less: Net loss (income) from discontinued operations attributable to NCI in consolidated affiliates	192	(4,492)	(2,144)
Net income from discontinued operations available to unitholders	$406,538	$23,631	$17,037

Net income	$480,413	$368,983	$178,495
Less: Net loss (income) attributable to NCI in consolidated affiliates	192	(5,002)	(2,097)
Net income available to unitholders	$480,605	$363,981	$176,398

Denominator:
Denominator for basic earnings per unit - weighted average units	156,670,245	150,905,960	150,665,372

Basic earnings per unit attributable to Rayonier, L.P.:
Continuing operations	$0.47	$2.26	$1.06
Discontinued operations	$2.59	$0.16	$0.11
Basic earnings per unit	$3.07	$2.41	$1.17

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
The following table provides details of the calculation of diluted earnings per unit of the Operating Partnership for the three years ended December 31:

	2025	2024	2023
Diluted earnings per unit
Numerator:
Net income from continuing operations	$74,067	$340,860	$159,314
Less: Net (income) loss from continuing operations attributable to NCI in consolidated affiliates	—	(510)	47
Net income from continuing operations available to unitholders	$74,067	$340,350	$159,361

Net income from discontinued operations	$406,346	$28,123	$19,181
Less: Net loss (income) from discontinued operations attributable to NCI in consolidated affiliates	192	(4,492)	(2,144)
Net income from discontinued operations available to unitholders	$406,538	$23,631	$17,037

Net income	$480,413	$368,983	$178,495
Less: Net loss (income) attributable to NCI in consolidated affiliates	192	(5,002)	(2,097)
Net income available to unitholders	$480,605	$363,981	$176,398

Denominator:
Denominator for basic earnings per unit - weighted average units	156,670,245	150,905,960	150,665,372
Add: Dilutive effect of unit equivalents:
Stock options	—	41	472
Performance shares, restricted shares and restricted stock units	183,081	362,352	401,351
Contingently issuable shares and units from special dividends	1,856,440	827,150	—
Denominator for diluted earnings per unit - adjusted weighted average units	158,709,766	152,095,503	151,067,195

Diluted earnings per unit attributable to Rayonier, L.P.:
Continuing operations	$0.47	$2.24	$1.05
Discontinued operations	$2.56	$0.16	$0.11
Diluted earnings per unit	$3.03	$2.39	$1.17

	2025	2024	2023
Anti-dilutive unit equivalents excluded from computations of diluted earnings per unit:
Stock options, performance shares, restricted shares and restricted stock units	241,487	147,514	164,865

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
8.    DEBT
Our debt consisted of the following at December 31, 2025 and 2024:

	2025	2024
Debt:
Senior Notes due 2031 at a fixed interest rate of 2.75%	$450,000	$450,000
2015 Term Loan borrowings due 2028 at a variable interest rate of 5.44% (a)	200,000	200,000
2016 Incremental Term Loan borrowings due 2026 at a variable interest rate of 5.59% (a)	200,000	200,000
2021 Incremental Term Loan borrowings due 2029 at a variable interest rate of 5.76% (a)	200,000	200,000
Total principal debt	1,050,000	1,050,000
Less: Current maturities of long-term debt, net of deferred financing costs of $18	(199,982)	—
Less: Unamortized discounts	(2,078)	(2,431)
Less: Deferred financing costs	(2,605)	(3,159)
Total long-term debt, net	$845,335	$1,044,410

(a)Reflects variable interest rates as of December 31, 2025.
Principal payments due during the next five years and thereafter are as follows:

Total
2026	$200,000
2027	—
2028	200,000
2029	200,000
2030	—
Thereafter	450,000
Total debt	$1,050,000
2.75% SENIOR NOTES ISSUED MAY 2021
In May 2021, Rayonier, L.P. issued $450 million of 2.75% Senior Notes due 2031, guaranteed by certain subsidiaries. Semi-annual payments of interest are due on these notes through maturity. The Senior Notes due 2031 were issued at 99.195% of their face value. Net proceeds, after deducting approximately $3.9 million of underwriting discounts and issuance costs, were approximately $442.5 million. The discount and debt issuance costs are being amortized to interest expense over the term of the notes using the effective interest method.
TERM CREDIT AGREEMENTS
We have entered into several credit agreements with CoBank, ACB, as administrative agent, and a syndicate of Farm Credit institutions. Our term credit facilities provide for annual patronage payments, which are profit distributions made by the cooperative to its member-users. We account for these payments as a reduction to interest expense in the period the amounts are earned and become reasonably estimable.
In August 2025, we amended and restated our credit agreements to extend the maturity of our Revolving Credit Facility (see "Revolving Credit Facility" below). In connection with this amendment, the 0.1% credit spread adjustment previously added to the facilities was merged into the base rate for our term loans and eliminated for the Revolving Credit Facility.
All of our term credit agreements are benchmarked to Daily Simple SOFR plus a fixed spread, subject to a pricing grid based on our leverage ratio. Interest-only payments are due through maturity; monthly for term loans and quarterly for the Revolving Credit Facility. We utilize interest rate swap agreements to fix the variable-rate exposure on the entirety of our outstanding term debt.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
The effective fixed interest rates provided below represent the contractual rate plus the impact of interest rate swaps, net of estimated patronage payments on the outstanding variable-rate debt as of December 31, 2025:

Debt	Principal Balance	Periodic Interest Rate	Effective Fixed Interest Rate (a)
2015 Term Loan	$200,000	Daily Simple SOFR + 1.60%	2.11%
2016 Incremental Term Loan	200,000	Daily Simple SOFR + 1.75%	2.39%
2021 Incremental Term Loan	200,000	Daily Simple SOFR + 1.92%	1.72%

(a)    Effective interest rate is after consideration of interest rate swaps and estimated patronage.
2015 TERM LOAN AGREEMENT
In August 2015, we entered into a $350 million term loan facility (“2015 Term Loan Facility”). During 2024, we repaid $150 million of the principal balance, recognizing a $0.2 million loss on early extinguishment of debt for the proportional write-off of unamortized deferred financing costs. This loss is recorded in the Consolidated Statements of Income and Comprehensive Income (Loss) under the caption “Other miscellaneous (expense) income, net.”
2016 INCREMENTAL TERM LOAN AGREEMENT
In April 2016, we entered into an Incremental Term Loan Agreement to provide a 10-year, $300 million term loan facility (“2016 Incremental Term Loan Facility”), of which $100 million was subsequently repaid. As of December 31, 2025, the $200 million outstanding balance is classified as a current maturity of long-term debt, net of deferred financing costs.
2021 INCREMENTAL TERM LOAN AGREEMENT
In June 2021, we entered into an Incremental Term Loan Agreement providing for a $200 million draw, which was fully executed in January 2022.
REVOLVING CREDIT FACILITY
In August 2025, we amended and restated our credit agreement, primarily to extend the maturity date of the Revolving Credit Facility to August 2030 and to reduce the commitment from $300 million to $200 million. In connection with the amendment, we recorded $0.8 million of deferred financing costs, which will be amortized to interest expense over the term of the extended credit agreement. See Note 24 — Other Assets for additional information about deferred financing costs related to revolving debt.
As of December 31, 2025, the interest rate was Daily Simple SOFR plus 1.25%, with an unused commitment fee of 0.175%. We had no borrowings outstanding and available capacity of $199.3 million, net of $0.7 million securing an outstanding letter of credit.

DEBT COVENANTS
In connection with our 2015 Term Loan Agreement, 2016 Incremental Term Loan Agreement, 2021 Incremental Term Loan Agreement and Revolving Credit Facility, we are subject to certain restrictive covenants. The most significant financial covenants, which are calculated on a trailing 12-month basis as of December 31, 2025, are summarized below:

	Covenant Requirement	Actual Ratio	Favorable
Covenant EBITDA to consolidated interest expense should not be less than	2.5 to 1	9.5 to 1	7.0
Covenant debt to covenant net worth plus covenant debt shall not exceed	65%	34%	31%

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
    In addition to the financial covenants listed above, our senior notes and credit facilities include customary covenants that limit the incurrence of debt and the disposition of assets, among others. Prior to the sale of our New Zealand subsidiary, we obtained a consent agreement from our lenders providing a one-time modification to waive certain disposition-related covenants. Consequently, the consideration received from the New Zealand disposition was excluded from our defined disposition limits. At December 31, 2025, we were in compliance with all applicable covenants under our debt agreements.
9.     DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
Our financial results are subject to market risk from potential changes in interest rates. To manage this exposure, we utilize derivative financial instruments.
We account for derivative financial instruments under ASC Topic 815, Derivatives and Hedging, (“ASC 815”), and record them at fair value as assets or liabilities in the Consolidated Balance Sheets. The accounting for changes in their fair value depends on their intended use and designation. Gains and losses on derivatives that are designated and qualify as cash flow hedges are recorded in accumulated other comprehensive income (“AOCI”) and subsequently reclassified into earnings when the hedged transaction affects earnings. For derivatives not designated as hedges, changes in fair value are recognized immediately in earnings.
INTEREST RATE PRODUCTS
We are exposed to cash flow interest rate risk on our variable-rate debt. To mitigate this exposure, we utilize variable-to-fixed interest rate swaps designated as cash flow hedges. The gains or losses on these swaps are recorded in AOCI and subsequently reclassified to interest expense in the same period during which the hedged forecasted interest payments affect earnings.
Upon de-designation of a hedge, any remaining AOCI balance is reclassified into earnings over the original term of the forecasted transaction, provided the transaction remains probable of occurring. If it is probable that the forecasted transaction will not occur by the end of the originally specified time period, the gain or loss in AOCI is reclassified into earnings immediately.
INTEREST RATE SWAPS
The following table contains information on the outstanding interest rate swaps as of December 31, 2025:

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
The following table demonstrates the impact, gross of tax, of our derivatives on the Consolidated Statements of Income and Comprehensive Income (Loss) for the years ended December 31, 2025, 2024 and 2023:

	Location on Statement of Income and Comprehensive Income (Loss)	2025	2024	2023
Derivatives designated as cash flow hedges:
Interest rate products	Other comprehensive income (loss), relating to continuing operations	($3,830)	$21,795	$10,265
	Interest expense, net	(17,773)	(28,406)	(26,311)

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
During the next 12 months, the amount of the AOCI balance, net of tax, expected to be reclassified into earnings is a gain of approximately $9.9 million. The following table provides details of the amounts expected to be reclassified into earnings:

Amount expected to be reclassified into earnings in next 12 months
Derivatives designated as cash flow hedges:
Interest rate products (a)	$9,884
Total estimated gain on derivatives contracts	$9,884

(a)    These reclassified amounts are expected to perfectly offset variable interest rate payments to debt holders, resulting in no net impact on our earnings or cash flows.
The following table contains the notional amounts of the derivative financial instruments recorded in the Consolidated Balance Sheets at December 31, 2025 and 2024:

	Notional Amount
	2025	2024
Derivatives designated as cash flow hedges:
Interest rate swaps	$600,000	$600,000
The following table contains the fair values of the derivative financial instruments recorded in the Consolidated Balance Sheets at December 31, 2025 and 2024. Changes in balances of derivative financial instruments are recorded as operating activities in the Consolidated Statements of Cash Flows:

		Fair Value Assets (Liabilities) (a)
	Location on Balance Sheet	2025	2024
Derivatives designated as cash flow hedges:
Interest rate swaps
	Other current assets	$1,404	—
	Other assets	25,438	49,353
Total derivative assets		$26,842	$49,353

	Other non-current liabilities	($23)	—
Total derivative liabilities		($23)	—

(a)See Note 10 — Fair Value Measurements for further information on the fair value of our derivatives including their classification within the fair value hierarchy.
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
    The following table presents the carrying amount and estimated fair values of our financial instruments at December 31, 2025 and 2024, using market information valuation methodologies we believe are appropriate under GAAP:

	December 31, 2025			December 31, 2024
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Asset (Liability) (a)		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$842,944	$842,944	—	$303,065	$303,065	—
Restricted cash, current (b)	—	—	—	19,366	19,366	—
Restricted cash, non-current (b)	495	495	—	676	676	—
Current maturities of long-term debt (c)	(199,982)	—	(200,000)	—	—	—
Long-term debt (c)	(845,335)	—	(806,080)	(1,044,410)	—	(980,970)
Interest rate swaps (d)	26,819	—	26,819	49,353	—	49,353
Noncontrolling interests in the Operating Partnership (e)	40,463	—	36,435	51,843	—	51,843

(a)We did not have Level 3 assets or liabilities at December 31, 2025 and 2024.
(b)Restricted cash includes proceeds from like-kind exchange sales held by a third-party intermediary and cash held in escrow. See Note 22 — Restricted Cash for additional information.
(c)The carrying amount of long-term debt is presented net of deferred financing costs and unamortized discounts on non-revolving debt. See Note 8 — Debt for additional information.
(d)See Note 9 — Derivative Financial Instruments and Hedging Activities for information regarding the Consolidated Balance Sheets classification of our derivative financial instruments.
(e)Noncontrolling interests in the Operating Partnership, representing ownership of Rayonier, L.P. units by parties other than the Company, are classified as temporary equity and are neither assets nor liabilities on the Company’s Consolidated Balance Sheets. See Note 6 — Noncontrolling Interests for additional information.
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

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
11.    COMMITMENTS
    At December 31, 2025, the future minimum payments under non-cancellable commitments were as follows:

	Environmental Remediation (a)	Real Estate Projects (b)	Commitments (c)	Total
2026	$3,181	$28,421	$1,115	$32,717
2027	2,636	25,947	650	29,233
2028	260	10,660	240	11,160
2029	281	397	77	755
2030	251	2,794	82	3,127
Thereafter	2,661	2,681	467	5,809
	$9,270	$70,900	$2,631	$82,801

(a)Environmental remediation represents our estimate of potential liability associated with environmental contamination and Natural Resource Damages (NRD) in Port Gamble, Washington. See Note 13 — Environmental and Natural Resource Damage Liabilities for additional information.
(b)Real Estate projects primarily consist of payments expected to be made on our Wildlight and Heartwood development projects.
(c)Commitments include other purchase obligations.

12.    CONTINGENCIES
We have been named as a defendant in various lawsuits and claims arising in the normal course of business. While we maintain reasonable and customary insurance covering risks normally occurring in connection with our businesses, we have in certain cases retained some risk through the operation of large deductible insurance plans, primarily in the areas of executive risk, property, automobile and general liability. Except as discussed in Note 13 — Environmental and Natural Resource Damage Liabilities, these pending lawsuits and claims, either individually or in the aggregate, are not expected to have a material adverse effect on our financial position, results of operations, liquidity, or cash flows.

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
Changes in environmental and NRD liabilities from December 31, 2024 to December 31, 2025 are shown below:

Port Gamble, WA
Non-current portion at December 31, 2024	$3,610
Plus: Current portion	4,283
Total Balance at December 31, 2024	7,893
Expenditures charged to liabilities	(4,370)
Increase in liabilities	5,747
Total Balance at December 31, 2025	9,270
Less: Current portion	(3,181)
Non-current portion at December 31, 2025	$6,089
We periodically examine whether the contingent liabilities related to the environmental matters described above are probable and reasonably estimable based on experience and ongoing developments in those matters, including continued study and analysis of ongoing remediation obligations. During the year ended December 31, 2025, with the assistance of independent environmental consultants and taking into consideration inflation, investigation and remediation actions previously completed, new information available during the period and ongoing discussions with the Trustees, we completed a comprehensive long-term analysis and cost assessment related to our ongoing environmental remediation and NRD obligations. As a result of this analysis, we increased the accrual for environmental and NRD liabilities by $5.7 million, which are recorded on an undiscounted basis.

Upland mill site cleanup activities have been completed, and we anticipate that NRD restoration will be completed within the next year. Monitoring activities associated with the Port Gamble Bay, mill site, and landfills will continue for an additional 15 to 20 years. NRD costs are subject to change as the restoration projects progress. It is reasonably possible that these components of the liability may increase as construction continues. Management continues to monitor the Port Gamble cleanup process and will make adjustments as needed. Should any future circumstances result in a change to the estimated cost of the project, we will record an appropriate adjustment to the liability in the period it becomes known and when we can reasonably estimate the amount. For further information on the timing and amount of future payments related to our environmental remediation liabilities, see Note 11 — Commitments.
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

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
14.    GUARANTEES
    We provide financial guarantees as required by creditors, insurance programs, and various governmental agencies.
As of December 31, 2025, the following financial guarantees were outstanding:

Financial Commitments (a)	Maximum Potential Payment
Standby letter of credit (b)	$650
Surety bonds (c)	39,981
Total financial commitments	$40,631

(a)We have not recorded any liabilities for these financial commitments in the Consolidated Balance Sheets. The guarantees are not subject to measurement, as the guarantees are dependent on our own performance.
(b)The letter of credit supports various insurance related agreements. This letter of credit will expire in 2026 and will be renewed as required.
(c)Surety bonds primarily secure performance obligations for various operational activities and provide collateral for our Wildlight (Nassau County, Florida) and Heartwood (Richmond Hill, Georgia) development projects, as well as environmental remediation activities at Port Gamble (Kitsap County, Washington). These bonds provide financial assurance to regulatory agencies and municipalities that we will complete specified infrastructure and restoration work. Our surety bonds expire at various dates through 2028 and are expected to be renewed as required to meet ongoing obligations.

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
    Changes in higher and better use timberlands and real estate development investments from December 31, 2024 to December 31, 2025 are shown below:

	Higher and Better Use Timberlands and Real Estate Development Investments
	Land and Timber	Development Investments	Total
Non-current portion at December 31, 2024	$86,832	$22,778	$109,610
Plus: Current portion (a)	1,402	28,206	29,608
Total Balance at December 31, 2024	88,234	50,984	139,218
Non-cash cost of land and improved development	(1,827)	(25,920)	(27,747)
Amortization of parcel real estate development investments	—	(6,303)	(6,303)
Timber depletion from harvesting activities and basis of timber sold in real estate sales	(2,926)	—	(2,926)
Capitalized real estate development investments (b)	—	28,190	28,190
Capital expenditures (silviculture)	225	—	225
Intersegment transfers	9,315	—	9,315
Other (c)	(7,048)	—	(7,048)
Total Balance at December 31, 2025	85,973	46,951	132,924
Less: Current portion (a)	(1,850)	(4,984)	(6,834)
Non-current portion at December 31, 2025	$84,123	$41,967	$126,090

(a)The current portion of Higher and Better Use Timberlands and Real Estate Development Investments is recorded in Inventory. See Note 16 — Inventory for additional information.
(b)Capitalized real estate development investments include $1.0 million of capitalized interest and $5.7 million of parcel real estate development investments. Parcel real estate development investments represent investments made for specific lots and/or commercial parcels that are currently under contract or expected to be ready for market within one year.
(c)Other includes a $7.0 million non-cash asset impairment charge recognized on certain Higher and Better Use Timberland assets located in Washington, which were acquired in the 2020 merger with Pope Resources. The Company identified indicators of impairment, principally observed decreases in the market value of the underlying real property assets. Following a long-lived asset impairment analysis, it was determined that the carrying value of these assets exceeded their estimated fair value. This impairment charge is measured as the amount by which the carrying value of the impaired assets exceeded their estimated fair value. The estimated fair value was determined using a discounted future cash flow model (a Level 3 fair value measurement), incorporating updated market-based assumptions as of the measurement date.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
16.    INVENTORY
    As of December 31, 2025 and 2024, our inventory consisted entirely of finished goods, as follows:

	2025	2024
Finished goods inventory
Real estate inventory (a)	$6,834	$29,608
Log inventory	—	1,271
Total inventory	$6,834	$30,879

(a)Represents the cost of HBU real estate expected to be sold, including capitalized development investments. See Note 15 — Higher and Better Use Timberlands and Real Estate Development Investments for additional information.
17.    LEASES
TIMBERLAND LEASES
    Our timberland leases typically have initial terms of approximately 30 to 65 years, with renewal provisions in some cases.
OTHER NON-TIMBERLAND LEASES
    In addition to timberland holdings, we lease properties for certain office locations. Significant leased properties include a regional office in Lufkin, Texas.
LEASE MATURITIES, LEASE COST AND OTHER LEASE INFORMATION
    The following table details our undiscounted lease obligations as of December 31, 2025 by type of lease and year of expiration:

	Year of Expiration
Lease Obligations	Total	2026	2027	2028	2029	2030	Thereafter
Operating lease liabilities	$21,475	$2,708	$2,555	$2,213	$2,184	$2,174	$9,641
Total Undiscounted Cash Flows	$21,475	$2,708	$2,555	$2,213	$2,184	$2,174	$9,641
Imputed interest	(5,189)
Balance at December 31, 2025	$16,286
Less: Current portion	(2,617)
Non-current portion at December 31, 2025	$13,669

The following table details components of our lease cost for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
Lease Cost Components	2025	2024	2023
Operating lease cost	$3,308	$3,627	$4,449
Variable lease cost (a)	383	395	533
Total lease cost (b)	$3,691	$4,022	$4,982

(a)    The majority of timberland leases are subject to increases or decreases based on either the Consumer Price Index, Producer Price Index or market rates.
(b)    Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet.Related costs are recognized on a straight line basis over the lease term. Short-term lease expense was not material for the year ended December 31, 2025.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
The following table provides supplemental cash flow information related to leases for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
Supplemental Cash Flow Information Related to Leases:	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,216	$1,407	$2,081
Investing cash flows from operating leases	2,092	2,220	2,368
Total cash flows from operating leases	$3,308	$3,627	$4,449

Weighted-average remaining lease term in years - operating leases	10	11	11
Weighted-average discount rate - operating leases	6%	6%	6%

We apply the following practical expedients as allowed under ASC 842:

Practical Expedient	Description
Short-term leases	We do not record right-of-use assets or liabilities for short-term leases (a lease that at commencement date has a lease term of 12 months or less and does not contain a purchase option that is reasonably certain to be exercised).
Separation of lease and non-lease components	We do not separate non-lease components from the associated lease components if they have the same timing and pattern of transfer and, if accounted for separately, would both be classified as an operating lease.

18.    OTHER OPERATING (EXPENSE) INCOME, NET
The following table provides the composition of other operating (expense) income, net for the three years ended December 31:

	2025	2024	2023
(Loss) gain on sale or disposal of property, plant & equipment	($51)	$13	$37
Costs related to the merger with PotlatchDeltic (a)	(6,303)	—	—
Restructuring charges (b)	(1,110)	(1,139)	—
Costs related to disposition initiatives (c)	—	(849)	—
Miscellaneous income, net	209	174	5
Total	($7,255)	($1,801)	$42

(a)Costs related to the merger with PotlatchDeltic include legal, accounting, due diligence, consulting and other costs related to the merger with PotlatchDeltic, which subsequently closed on January 30, 2026.
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

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
19.    EMPLOYEE BENEFIT PLANS
We previously sponsored a qualified non-contributory defined benefit pension plan and an unfunded excess benefit plan, both of which have been terminated and fully settled.
The Defined Benefit Plan was settled in March 2024 through the purchase of annuity contracts. In connection with the plan’s settlement, we made a cash contribution of $2.7 million to fully fund the plan. Additionally, a pre-tax non-cash pension settlement charge of $5.7 million was recognized as a component of AOCI due to actuarial losses in the year ended December 31, 2024.
The unfunded plan was settled in the third quarter of 2024 with lump sum cash payments of $1.2 million. A pre-tax non-cash pension settlement charge related to the actuarial losses was recognized in 2024 as a component of AOCI. See Note 25 — Accumulated Other Comprehensive Income (Loss) for additional information.
The following tables set forth the change in the projected benefit obligation and plan assets and reconcile the funded status and the amounts recognized in the Consolidated Balance Sheets for the pension and postretirement benefit plans for the two years ended December 31:

	Pension		Postretirement
	2025	2024	2025	2024
Change in Projected Benefit Obligation
Projected benefit obligation at beginning of year	—	$63,142	$1,404	$1,491
Service cost	—	—	3	3
Interest cost	—	535	76	70
Actuarial gain	—	(5,046)	(7)	(145)
Benefits paid	—	(742)	(16)	(15)
Expenses paid	—	(10)	—	—
Settlement	—	(57,879)	—	—
Projected benefit obligation at end of year	—	—	$1,460	$1,404

Change in Plan Assets
Fair value of plan assets at beginning of year	—	$54,750	—	—
Actual return on plan assets	—	603	—	—
Employer contributions	—	3,441	16	15
Benefits paid	—	(742)	(16)	(15)
Other expense	—	(173)	—	—
Settlement	—	(57,879)	—	—
Fair value of plan assets at end of year	—	—	—	—

Funded Status at End of Year
Net accrued benefit cost	—	—	($1,460)	($1,404)

Amounts Recognized in the Consolidated Balance Sheets Consist of:
Current liabilities (a)	—	—	($63)	($57)
Non-current liabilities (a)	—	—	(1,397)	(1,347)
Net amount recognized	—	—	($1,460)	($1,404)

(a)Current postretirement benefit plan liabilities are recorded within “Accrued payroll and benefits,” while non-current liabilities are recorded within “Other non-current liabilities” on the Consolidated Balance Sheets.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
For postretirement plans with accumulated benefit obligations in excess of plan assets, the following table sets forth the accumulated benefit obligations and the fair value of plan assets for the two years ended December 31:

	2025	2024
Accumulated postretirement benefit obligation	$1,460	$1,404
Fair value of plan assets	—	—
OTHER COMPREHENSIVE INCOME (LOSS)
Net gains and losses recognized in other comprehensive income (loss) for the three years ended December 31 are as follows:

	Pension			Postretirement
	2025	2024	2023	2025	2024	2023
Net gains (losses)	—	$5,106	($1,438)	$7	$145	($11)
Net gains and losses reclassified from other comprehensive income (loss) and recognized as a component of pension and postretirement expense for the three years ended December 31 are as follows:

	Pension			Postretirement
	2025	2024	2023	2025	2024	2023
Amortization of losses (gains)	—	$1	$6	($6)	—	—
Net settlement loss	—	5,816	2,036	—	—	—
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (“AOCI”)
Net gains that have not yet been included in pension and postretirement expense for the two years ended December 31, but have been recognized as a component of AOCI are as follows:

	Pension		Postretirement
	2025	2024	2025	2024
Net gains	—	—	$232	$230
AOCI	—	—	$232	$230
NET PENSION AND POSTRETIREMENT BENEFIT COST
The following tables set forth the components of net pension and postretirement benefit cost that have been recognized during the three years ended December 31:

	Pension			Postretirement
	2025	2024	2023	2025	2024	2023
Components of Net Periodic Benefit Cost
Service cost	—	—	—	$3	$3	$4
Interest cost	—	535	3,374	76	70	70
Expected return on plan assets	—	(542)	(3,439)	—	—	—
Amortization of losses (gains)	—	1	6	(6)	—	—
Settlement expense	—	5,816	2,036	—	—	—
Net periodic benefit cost	—	$5,810	$1,977	$73	$73	$74
The service cost component of our benefit expense is recorded within the operating expense line item “Selling and general expenses” within the Consolidated Statements of Income and Comprehensive Income (Loss). All other components of the benefit costs expense are included within the “Other miscellaneous (expense) income, net” line item of the Consolidated Statements of Income and Comprehensive Income (Loss).

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
VALUATION ASSUMPTIONS
The following table sets forth the principal assumptions inherent in the determination of benefit obligations and net periodic benefit cost of the pension and postretirement benefit plans as of December 31:

	Pension			Postretirement
	2025	2024	2023	2025	2024	2023
Assumptions used to determine benefit obligations at December 31:
Discount rate	N/A	N/A	4.99%	5.42%	5.49%	4.81%
Assumptions used to determine net periodic benefit cost for years ended December 31:
Discount rate	N/A	5.00%	4.96%	5.49%	4.81%	5.01%
Expected long-term return on plan assets	N/A	4.97%	4.97%	N/A	N/A	N/A
Disclosures regarding the investment of plan assets and net asset value measurements are not presented as the plans held no assets as of December 31, 2025 and 2024.
CASH FLOWS
Our expected benefit payments to be made for the next 10 years are as follows:

Postretirement Benefits
2026	$63
2027	68
2028	73
2029	77
2030	82
2031-2035	467
DEFINED CONTRIBUTION PLANS
We provide a defined contribution plan to all of our eligible employees. Company contributions charged to expense for these plans were $2.6 million, $2.7 million and $2.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. The defined contribution plan includes Rayonier common shares with a fair market value of $5.5 million and $6.4 million at December 31, 2025 and 2024, respectively. As of June 1, 2016, the Rayonier Inc. Common Stock Fund was closed to new contributions. Transfers out of the fund will continue to be permitted, but no new investments or transfers into the fund are allowed.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
20.    INCENTIVE STOCK PLANS

Approved by shareholders on May 18, 2023, the 2023 Rayonier Incentive Stock Plan (the “Stock Plan”) authorizes up to 3.0 million shares for equity-based awards. At December 31, 2025, 1.6 million shares remained available for future grants. The Stock Plan provides for the reuse of shares from forfeited or cancelled awards, including those withheld for taxes, and allows for new common shares to be issued upon exercise or vesting. No further grants may be made under prior plans. The Company recognizes compensation expense on a straight-line basis over the requisite service period or retirement eligibility and accounts for forfeitures as they occur.
A summary of our stock-based incentive compensation cost is presented below:

	2025	2024	2023
Selling and general expenses	$9,432	$12,778	$12,710
Cost of sales	1,133	1,122	986
Timber and Timberlands, net (a)	264	332	306
Other operating expense, net	175	—	—
Total stock-based incentive compensation	$11,004	$14,232	$14,002

Tax benefit recognized related to stock-based incentive compensation expense (b)	$521	$695	$677

(a)Represents amounts capitalized as part of the overhead allocation of timber-related costs.
(b)A valuation allowance is recorded against the tax benefit recognized as we do not expect to be able to realize the benefit in the future.
FAIR VALUE CALCULATIONS BY AWARD
RESTRICTED STOCK UNITS & RESTRICTED STOCK
Restricted stock units granted to employees generally vest ratably over four years. Special purpose restricted stock units may be granted with alternative vesting schedules based on defined service periods or retirement eligibility. Holders of unvested restricted stock and restricted stock unit awards receive dividend equivalent payments. Restricted stock granted to the Board of Directors vests immediately upon issuance and is subject to specific holding requirements. The fair value of restricted stock units and restricted stock is based on the Company’s stock price on the grant date.
As of December 31, 2025, there was $6.9 million of unrecognized compensation cost attributable to our restricted stock units. We expect to recognize this cost over a weighted average period of 2.4 years. As of December 31, 2025, there was no unrecognized compensation cost attributable to our restricted stock.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)

A summary of our restricted stock units is presented below:

	2025	2024	2023
Restricted stock units granted	246,662	212,415	207,006
Weighted average price of restricted stock units granted	$27.56	$32.46	$32.93
Intrinsic value of restricted stock units outstanding (a)	$10,341	$12,673	$16,068
Grant date fair value of restricted stock units vested	6,982	5,949	4,454
Cash used to purchase common shares from current and former employees to pay withholding tax requirements on restricted stock units vested	2,166	2,186	1,665

(a)Intrinsic value of restricted stock units outstanding is based on the market price of the Company’s stock at December 31, 2025, 2024 and 2023.

	2025
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested Restricted Stock Units at January 1,	485,552	$33.17
Granted	246,662	27.56
Vested	(222,530)	31.37
Cancelled	(32,043)	31.33
Non-vested Restricted Stock Units at December 31,	477,641	$31.23
A summary of our restricted stock is presented below:

	2025	2024	2023
Restricted stock granted	44,924	32,928	36,403
Weighted average price of restricted stock granted	$24.21	$30.37	$30.22
Intrinsic value of restricted stock outstanding (a)	—	—	$66
Grant date fair value of restricted stock vested	1,088	1,047	1,647
Cash used to purchase common shares from current and former employees to pay withholding tax requirements on restricted shares vested	—	20	208

(a)Intrinsic value of restricted stock outstanding is based on the market price of the Company’s stock at December 31, 2023.

	2025
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested Restricted Stock at January 1,	—	—
Granted	44,924	$24.21
Vested	(44,924)	24.21
Non-vested Restricted Stock at December 31,	—	—

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
PERFORMANCE SHARE UNITS
Performance share units generally vest after a three-year performance period, with the final payout contingent upon total shareholder return relative to a selected peer group. Because the payout is based on a market condition, the grant-date fair value is determined using a Monte Carlo simulation model.
As of December 31, 2025, there was $5.1 million of unrecognized compensation cost related to our performance share unit awards, which is attributable to awards granted in 2023, 2024 and 2025. This cost is expected to be recognized over a weighted average period of 1.7 years.
A summary of our performance share units is presented below:

	2025	2024	2023
Common shares reserved for performance shares granted during year	294,574	320,640	285,863
Weighted average fair value of performance share units granted	$33.00	$34.51	$37.77
Intrinsic value of outstanding performance share units (a)	$10,551	$11,463	$12,730
Fair value of performance shares vested	3,696	6,388	5,863
Cash used to purchase common shares from current and former employees to pay withholding tax requirements on performance shares vested	732	1,975	2,342

(a)Intrinsic value of outstanding performance share units is based on the market price of the Company's stock at December 31, 2025, 2024 and 2023.

	2025
	Number of Units	Weighted Average Grant Date Fair Value
Outstanding Performance Share units at January 1,	439,186	$38.50
Granted	186,462	33.00
Units Distributed	(109,370)	45.67
Other Cancellations/Adjustments	(28,917)	36.16
Outstanding Performance Share units at December 31,	487,361	$34.92
Expected volatility is based on the Company’s historical daily returns over a three-year period, and the risk-free rate is derived from the 3-year U.S. Treasury rate at the grant date. Dividend yields are excluded from the fair value calculation as awards receive dividend equivalents. A liquidity discount is applied to grants for Vice Presidents and above due to a one-year post-vest holding period. The following table provides an overview of the assumptions used in calculating the fair value of the awards granted for the three years ended December 31:

	2025	2024	2023
Expected volatility	25.3%	26.4%	29.9%
Risk-free rate	3.8%	4.5%	3.7%
Liquidity discount applied to grants with a post-vesting holding restriction	2.9%	3.9%	4.7%

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
21.    INCOME TAXES
Rayonier is a REIT under the Internal Revenue Code and generally is not subject to U.S. federal or state income tax on income distributed to shareholders. As of December 31, 2025, Rayonier owns a 99.0% interest in the Operating Partnership and conducts substantially all of its timberland operations through the Operating Partnership. The taxable income or loss generated by the Operating Partnership is passed through and reported to its unitholders (including the Company) on a Schedule K-1 for inclusion in each unitholder’s income tax return.
Certain activities, including log trading and specific real estate operations, such as the entitlement, development and sale of HBU properties, are conducted through our TRS, which are subject to federal and state corporate income tax.
PROVISION FOR INCOME TAXES FROM CONTINUING OPERATIONS
Income from continuing operations before income taxes for each of the three years ended December 31 follows:

	2025	2024	2023
Domestic - U.S.	$74,594	$339,838	$159,607
Total	$74,594	$339,838	$159,607
The provision for income tax (expense) benefit for each of the three years ended December 31 follows:

	2025	2024	2023
Current
U.S. federal	($137)	—	—
State	(390)	(200)	(292)
	(527)	(200)	(292)
Deferred
U.S. federal	5,296	(2,260)	8,386
State	281	1,211	1,187
	5,577	(1,049)	9,573
Changes in valuation allowance	(5,577)	2,271	(9,574)
Total	($527)	$1,022	($293)
    A reconciliation of the U.S. federal statutory income tax rate to the actual income tax rate for each of the three years ended December 31 follows:

	2025		2024		2023
U.S. federal statutory income tax rate	($15,665)	(21.0)%	($71,366)	(21.0)%	($33,517)	(21.0)%
U.S. REIT income	15,900	21.3	77,254	22.7	42,501	26.6
Cellulosic Biofuel Producer tax credit	10,500	14.1	(10,814)	(3.2)	—	—
Change in valuation allowance	(5,295)	(7.1)	3,126	0.9	(8,374)	(5.2)
State income tax, net of federal benefit (a)	(390)	(0.5)	(200)	—	(292)	(0.2)
Permanent nontaxable or nondeductible items	(218)	(0.3)	(374)	(0.1)	(462)	(0.3)
Net operating loss adjustment	(5,757)	(7.7)	—	—	—	—
Other	398	0.5	3,396	1.0	(149)	(0.1)
Income tax (expense) benefit as reported for net income	($527)	(0.7)%	$1,022	0.3%	($293)	(0.2)%

(a)State taxes in Texas and Louisiana make up the majority of the tax effect in this category.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
The Company’s effective tax rate is below the 21% U.S. statutory rate primarily due to tax benefits associated with being a REIT.
Cash taxes paid by jurisdiction for each of the three years ended December 31 follows:

	2025	2024	2023
State (a)	$278	$231	$229
Total	$278	$231	$229

(a)Texas and Louisiana make up the majority of the state taxes paid.
DEFERRED TAXES
Deferred income taxes result from differences between the timing of recognizing revenues and expenses for financial book purposes versus income tax purposes. The nature of the temporary differences and the resulting net deferred tax asset/liability for the two years ended December 31 follows:

	2025	2024
Gross deferred tax assets:
Pension, postretirement and other employee benefits	$88	$149
Cellulosic Biofuel Producer Credit tax credit carry forwards	13,374	—
Capitalized real estate costs	4,735	3,570
U.S. TRS net operating loss	29,028	37,284
Other	7,143	8,166
Total gross deferred tax assets	54,368	49,169
Less: Valuation allowance	(53,724)	(48,147)
Total deferred tax assets after valuation allowance	$644	$1,022
Gross deferred tax liabilities:
Other	(727)	(1,105)
Total gross deferred tax liabilities	(727)	(1,105)
Net deferred tax liability reported as noncurrent	($83)	($83)
Net operating loss (“NOL”) and tax credit carryforwards as of the two years ended December 31 follows:

	Tax Effected Balance	Expiration
2025
U.S. Federal NOL Carryforwards- Post TCJA (a)	$24,438	None
U.S State NOL Carryforwards (b)	4,590	Various
Cellulosic Biofuel Producer Credit (c)	13,374	2027

2024
U.S. Federal NOL Carryforwards- Post TCJA (a)	$32,451	None
U.S State NOL Carryforwards (b)	4,833	Various
Cellulosic Biofuel Producer Credit	—	2024

(a)The Tax Cuts and Jobs Act (TCJA) was signed into law on December 22, 2017. The TCJA lifted the 20-year federal NOL Carryforward period. Net operating losses generated after December 31, 2017 have an indefinite carryforward period.
(b)The U.S. state NOL is made up of several jurisdictions that expire in various future years. No state NOL is set to expire before December 31, 2033.
(c)The One, Big, Beautiful Bill Act (P.L. 119-21) was signed into law on July 4, 2025. This act allowed unused cellulosic or second generation biofuel producer credits that expired in 2024 to be claimed for an additional three years.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
We record a valuation allowance to reduce the carrying amounts of deferred tax assets if it is more likely than not that such deferred tax assets will not be realized. Since 2015, we have had a 100% valuation allowance against the U.S. taxable REIT subsidiary's deferred tax assets, net of deferred tax liabilities. During 2025, the net deferred tax assets increased by $5.6 million. As a result, we recorded a change in the valuation allowance of $5.6 million related to the U.S. TRS's deferred tax assets, net of liabilities.
TAX STATUTES
Rayonier L.P., the Operating Partnership, remains subject to U.S. Internal Revenue Service examinations for the 2021 through 2024 tax years. All other REIT and TRS entities remain open for the 2022 through 2024 tax years.
TAX CHARACTERISTICS OF DIVIDEND DISTRIBUTIONS
The taxable nature of the dividend distributions paid for each of the three years ended December 31 follows:

	2025	2024	2023
Total dividends/distributions paid per common share/unit (a)	$2.49	$2.94	$1.34
Tax characteristics:
Capital gain	100%	100%	100%

(a)The year ended December 31, 2025 includes an additional dividend of $1.40 per common share, consisting of a combination of cash and the Company’s common shares. The dividend was paid December 12, 2025, to shareholders of record on October 24, 2025. This additional dividend will be considered a 2025 distribution for federal income tax purposes. The year ended December 31, 2024 includes an additional dividend of $1.80 per common share, consisting of a combination of cash and the Company’s common shares. The dividend was paid January 30, 2025, to shareholders of record on December 12, 2024. This additional dividend was considered a 2024 distribution for federal income tax purposes. The year ended December 31, 2023 includes an additional cash dividend of $0.20 per common share. The dividend was paid January 12, 2024, to shareholders of record on December 29, 2023. This additional cash dividend was considered a 2023 distribution for federal income tax purposes.

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
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Consolidated Balance Sheets that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows for the two years ended December 31:

	2025	2024
Restricted cash, current:
Restricted cash deposited with LKE intermediary	—	$19,366
Total restricted cash, current:	—	19,366

Restricted cash, non-current:
Restricted cash held in escrow	495	676
Total restricted cash, non-current:	495	676

Total restricted cash shown in the Consolidated Balance Sheets	495	20,042
Cash and cash equivalents	842,944	303,065
Total cash, cash equivalents and restricted cash from continuing operations shown in the Consolidated Statements of Cash Flows	$843,439	$323,107

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
23.    ASSETS HELD FOR SALE (EXCLUDING DISCONTINUED OPERATIONS)
    Assets held for sale (excluding discontinued operations) comprise properties not included in inventory that are expected to be sold within 12 months and meet the held-for-sale criteria of ASC 360-10-45-9. The basis of these properties was $5.4 million and $5.4 million, as of December 31, 2025, and December 31, 2024, respectively. As the basis in these properties was less than the fair value, including costs to sell, no impairment was recognized for the year ended December 31, 2025. We recognized an immaterial impairment charge during year ended December 31, 2024, on assets held for sale as of December 31, 2024, which is recorded in the Consolidated Statements of Income and Comprehensive Income (Loss) under the caption “Other operating (expense) income, net.”
24.    OTHER ASSETS
The following table provides the composition of Other Assets for the two years ended December 31:

	2025	2024
Long-term derivative contracts (a)	$25,438	$49,353
Patronage equity (b)	8,818	9,340
Long-term trade receivables (c)	8,345	—
Long-term notes receivable (b)	7,400	7,400
Long-term prepaid and secondary roads (b)	3,676	5,159
Capitalized software costs (b)	3,256	4,494
Other (d)	3,082	2,530
Total	$60,015	$78,276

(a)See Note 1 — Summary of Significant Accounting Policies and Note 9 — Derivative Financial Instruments and Hedging Activities for further information on derivatives including their classification on the Consolidated Balance Sheets.
(b)See Note 1 — Summary of Significant Accounting Policies for additional information.
(c)Represents amounts related to improved development sales, including fees earned, that are expected to be collected beyond one year.
(d)Includes assets held in trust related to the Executive Severance Pay Plan, which provides benefits to eligible executives in the event of a change in control, deferred financing costs related to the Company’s Revolving Credit Facility and long term deposits.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
25.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
    The following table presents the changes in AOCI, by component for the years ended December 31, 2025 and 2024. All amounts are presented net of tax and exclude portions attributable to noncontrolling interests.

	Foreign currency translation losses		Net investment hedges of New Zealand subsidiary		Cash flow hedges		Employee benefit plans		Total Rayonier, L.P.	Allocation of Operating Partnership	Total Rayonier Inc.
Balance as of December 31, 2023	($19,533)		$1,321		$55,846		($9,616)		$28,018	($3,367)	$24,651
Other comprehensive (loss) income before reclassifications	(31,616)		—		13,713	(a)	5,251		(12,652)	163	(12,489)
Amounts reclassified from AOCI	—		—		(27,826)		4,595	(b)	(23,231)	640	(22,591)
Net other comprehensive (loss) income	(31,616)		—		(14,113)		9,846		(35,883)	803	(35,080)
Balance as of December 31, 2024	($51,149)		$1,321		$41,733		$230		($7,865)	($2,564)	($10,429)
Other comprehensive income before reclassifications	19,766		—		2,256	(a)	7		22,029	(104)	21,925
Amounts reclassified from AOCI	—		—		(16,868)		(6)	(b)	(16,874)	796	(16,078)
Amounts reclassified from AOCI due to deconsolidation of discontinued operations	31,383	(c)	(1,321)	(c)	(994)	(c)	—		29,068	—	29,068
Net other comprehensive income (loss)	51,149		(1,321)		(15,606)		1		34,223	692	34,915
Balance as of December 31, 2025	—		—		$26,127		$231		$26,358	($1,872)	$24,486

(a)The year ended December 31, 2025, includes $3.8 million of other comprehensive loss related to interest rate products. The year ended December 31, 2024, includes $21.8 million of other comprehensive income related to interest rate products. See Note 9 — Derivative Financial Instruments and Hedging Activities for additional information.
(b)This component of other comprehensive income (loss) is included in the computation of net periodic pension and post-retirement costs. The year ended December 31, 2024 includes a pension settlement charge of $4.6 million, net of tax of $1.2 million. See Note 19 — Employee Benefit Plans for additional information.
(c)The year ended December 31, 2025, includes $29.1 million of other comprehensive loss related to the deconsolidation of discontinued operations. This amount was reclassified from AOCI to “Gain on sale of discontinued operations” in the Consolidated Statements of Income and Comprehensive Income (Loss) upon completion of the disposition.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollar amounts in thousands unless otherwise stated)
    The following table presents details of the amounts reclassified in their entirety from AOCI to net income for the years ended December 31, 2025 and 2024:

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the Income Statement
	2025	2024
Realized loss on foreign currency exchange contracts	$1,592	$1,104	Income from operations of discontinued operations, net of tax
Realized loss (gain) on foreign currency option contracts	40	(58)	Income from operations of discontinued operations, net of tax
Noncontrolling interests	(376)	(241)	Comprehensive income attributable to noncontrolling interests
Realized gain on interest rate contracts	(17,773)	(28,406)	Interest expense, net
Income tax effect from net loss on foreign currency contracts	(351)	(225)	Income from operations of discontinued operations, net of tax
Net gain on cash flow hedges reclassified from accumulated other comprehensive income (loss)	($16,868)	($27,826)

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
Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of December 31, 2025.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
In the year ended December 31, 2025, based upon the evaluation required by paragraph (d) of Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.
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
Based on an evaluation of the Operating Partnership’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, our management, including Rayonier’s Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of December 31, 2025.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
In the year ended December 31, 2025, based upon the evaluation required by paragraph (d) of Rule 13a-15, there were no changes in our internal control over financial reporting that would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.    OTHER INFORMATION
Insider Trading Arrangements and Policies

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2025, as such terms are defined under item 408(a) of Regulation S-K.

Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
Certain information required by Part III is incorporated by reference from the Company’s Definitive Proxy Statement to be filed with the SEC in connection with the solicitation of proxies for the Company’s 2026 Annual Meeting of Shareholders (the “Proxy Statement”). We will make the Proxy Statement available on our website at www.rayonier.com as soon as it is filed with the SEC.

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

Item 11.    EXECUTIVE COMPENSATION
The information called for by Item 11 is incorporated herein by reference from the section and subsections entitled “Compensation Discussion and Analysis,” “Summary Compensation Table,” “CEO Pay Ratio,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Pay Versus Performance,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation; Processes and Procedures” and “Report of the Compensation and Management Development Committee” in the Proxy Statement.

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

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)Documents filed as a part of this report:
(i)See Index to Financial Statements on page 61 for a list of the financial statements filed as part of this report.
(ii)Financial Statement Schedules:

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2025, 2024, and 2023
(In Thousands)

Description	Balance at Beginning of Year	Additions Charged to Cost and Expenses		Deductions		Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2025	$401	—		($192)		$209
Year ended December 31, 2024	210	191		—		401
Year ended December 31, 2023	73	137		—		210

Deferred tax asset valuation allowance:
Year ended December 31, 2025	$48,147	$5,577	(a)	—		$53,724
Year ended December 31, 2024	50,418	—		(2,271)	(b)	48,147
Year ended December 31, 2023	40,844	9,574	(a)	—		50,418

(a)The increases in the valuation allowance during 2025 and 2023 were due to an increases in TRS deferred tax assets.
(b)The decrease in the valuation allowance during 2024 was due to a reduction in TRS deferred tax assets.
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

Exhibit No.	Description	Location

2.1	Separation and Distribution Agreement, dated May 28, 2014, by and between Rayonier Inc. and Rayonier Advanced Materials Inc.**	Incorporated by reference to Exhibit 2.1 to the Registrant’s May 30, 2014 Form 8-K

2.2	Agreement and Plan of Merger, dated October 13, 2025, by and among Rayonier Inc., PotlatchDeltic Corporation and Redwood Merger Sub, LLC**	Incorporated by reference to Exhibit 2.1 to the Registrant’s October 14, 2025 Form 8-K

3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the Registrant’s May 23, 2012 Form 8-K

3.2	Amended and Restated Bylaws of Rayonier Inc.	Incorporated by reference to Exhibit 3.2 to the Registrant’s February 2, 2026 Form 8-K

3.3	Amended and Restated Limited Liability Company Agreement of Rayonier Operating Company LLC, dated as of November 8, 2024	Incorporated by reference to Exhibit 3.3 to the Registrant’s December 31, 2024 Form 10-K

3.4	Amended and Restated Agreement of Limited Partnership of Rayonier, L.P., dated as of May 8, 2020	Incorporated by reference to Exhibit 3.1 to the Registrant’s May 13, 2020 Form 8-K

3.5	Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Rayonier, L.P., dated as of May 21, 2021	Incorporated by reference to Exhibit 3.1 to the Registrant's June 30, 2021 Form 10-Q

4.1	Indenture among Rayonier, L.P., Rayonier Inc., the guarantors party thereto from time to time and The Bank of New York Mellon, N.A., as Trustee, dated as of September 9, 2020	Incorporated by reference to Exhibit 4.8 to the Registrant’s September 10, 2020 Registration Statement on Form S-3

4.2	First Supplemental Indenture, dated May 17, 2021, among Rayonier, L.P., as issuer, the guarantors party thereto and the Bank of New York Mellon Trust Company, N.A., as trustee	Incorporated by reference to Exhibit 4.2 to the Registrant's May 17, 2021 Form 8-K

4.3	Form of Note for 2.750% Senior Notes due 2031 (contained in Exhibit A to Exhibit 4.2)	Incorporated by reference to Exhibit 4.2 to the Registrant's May 17, 2021 Form 8-K

4.4	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed herewith

10.1	Form of Rayonier Outside Directors Compensation Program/Cash Deferral Option Agreement*	Incorporated by reference to Exhibit 10.24 to the Registrant’s December 31, 2006 Form 10-K

10.2	Form of Rayonier Inc. Non-Employee Director Compensation Election to Receive Shares in Lieu of Cash*	Incorporated by reference to Exhibit 10.2 to the Registrant’s December 31, 2024 Form 10-K

10.3	Trust Agreement for the Rayonier Inc. Legal Resources Trust*	Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2014 Form 10-Q

Exhibit No.	Description	Location
10.4
Deed of Amendment and Restatement of Shareholder Agreement, dated July 1, 2021, by and among Rayonier Canterbury LLC, Waimarie Forests Pty Limited, Matariki Forestry Group, Matariki Forests and Phaunos Timber Fund Limited
Incorporated by reference to Exhibit 10.8 to the Registrant’s December 31, 2023 Form 10-K

10.5	Intellectual Property Agreement, dated June 27, 2014, by and between Rayonier Inc. and Rayonier Advanced Materials Inc.	Incorporated by reference to Exhibit 10.4 to the Registrant’s June 30, 2014 Form 8-K

10.6	Form of Indemnification Agreement between Rayonier Inc. and its Officers and Directors*	Incorporated by reference to Exhibit 10.18 to the Registrant’s December 31, 2019 Form 10-K

10.7	Rayonier Incentive Stock Plan, as amended*	Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2020 Form 10-Q

10.8	2023 Rayonier Incentive Stock Plan*	Incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8, filed on May 18, 2023

10.9	Form of Rayonier Incentive Stock Plan Non-Qualified Stock Option Award Agreement*	Incorporated by reference to Exhibit 10.19 to the Registrant’s December 31, 2008 Form 10-K

10.10	2023 Rayonier Incentive Stock Plan Restricted Stock Unit Award Agreement*	Incorporated by reference to Exhibit 10.15 to the Registrant’s December 31, 2023 Form 10-K

10.11	2022 Performance Share Award Program*	Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2022 Form 10-Q

10.12	2023 Performance Share Award Program*	Incorporated by reference to Exhibit 10.1 to the Registrant’s March 31, 2023 Form 10-Q

10.13	2024 Performance Share Award Program*	Incorporated by reference to Exhibit 10.20 to the Registrant’s December 31, 2023 Form 10-K

10.14	2025 Performance Share Award Program*	Incorporated by reference to Exhibit 10.15 to the Registrant’s December 31, 2024 Form 10-K

10.15	2026 Performance Share Award Program*	Filed herewith

10.16	Rayonier Inc. Supplemental Savings Plan effective March 1, 2016*	Incorporated by reference to Exhibit 10.2 to the Registrant’s March 31, 2016 Form 10-Q

10.17	Amended and Restated Rayonier Inc. Supplemental Savings Plan, effective as of January 1, 2026, executed December 11, 2025*	Filed herewith

10.18	Amended and Restated Executive Severance Pay Plan effective as of January 2024*	Incorporated by reference to Exhibit 10.22 to the Registrant’s December 31, 2023 Form 10-K

10.19	Trust Agreement for the Rayonier Inc. Executive Severance Pay Plan*	Incorporated by reference to Exhibit 10.25 to the Registrant’s December 31, 2001 Form 10-K

10.20	Amendment to Trust Agreement for the Rayonier Inc. Executive Severance Plan*	Incorporated by reference to Exhibit 10.2 to the Registrant’s September 30, 2014 Form 10-Q

Exhibit No.	Description	Location
10.21	LTI Supplemental Terms Vesting in Event of Retirement (Updated 2025)*	Incorporated by reference to Exhibit 10.20 to the Registrant’s December 31, 2024 Form 10-K

10.22	Rayonier Incentive Stock Plan Restricted Stock Unit Award Agreement, dated 2019*	Incorporated by reference to Exhibit 10.31 to the Registrant’s December 31, 2019 Form 10-K

10.23	Rayonier Non-Equity Incentive Plan, as amended, Effective as of January 1, 2020*	Incorporated by reference to Exhibit 10.32 to the Registrant’s December 31, 2019 Form 10-K

10.24	Rayonier Incentive Stock Plan Performance Share Award Agreement*	Incorporated by reference to Exhibit 10.35 to the Registrant's December 31, 2020 Form 10-K

10.25	Tax Protection Agreement, dated as of May 8, 2020, by and among Rayonier Inc., Rayonier, L.P. and Pope Resources, A Delaware Limited Partnership	Incorporated by reference to Exhibit 10.1 to the Registrant’s May 13, 2020 Form 8-K

10.26	Amendment to Rayonier Investment and Savings Plan for Salaried Employees effective as of January 1, 2020, executed July 28, 2023*	Incorporated by reference to Exhibit 10.31 to the Registrant’s December 31, 2023 Form 10-K

10.27	Amendment to Rayonier Investment and Savings Plan effective as of March 27, 2020, executed July 28, 2023*	Incorporated by reference to Exhibit 10.32 to the Registrant’s December 31, 2023 Form 10-K

10.28	Pope Resources 2005 Unit Incentive Plan*	Incorporated by reference to Exhibit 4.3 to the Registrant’s May 8, 2020 Registration Statement on Form S-8

10.29	Rayonier Investment and Savings Plan for Salaried Employees effective March 1, 1994, amended and restated effective March 1, 2022*	Incorporated by reference to Exhibit 10.1 to the Registrant’s March 31, 2022 Form 10-Q

10.30	Amendment Number One Rayonier Investment and Savings Plan for Salaried Employees effective as of July 1, 2024, executed June 13, 2024*	Incorporated by reference to Exhibit 10.1 to the Registrant’s September 30, 2024 Form 10-Q

10.31	Amendment Number Two Rayonier Investment and Savings Plan for Salaried Employees effective as of January 15, 2025, executed January 14, 2025*	Incorporated by reference to Exhibit 10.31 to the Registrant’s December 31, 2024 Form 10-K

10.32	Amendment Number Three Rayonier Investment and Savings Plan for Salaried Employees effective as of January 1, 2026, executed December 18, 2025*	Filed herewith

10.33	Employment Agreement, dated October 13, 2025, by and between Rayonier Inc. and Mark D. McHugh*	Incorporated by reference to Exhibit 10.1 to the Registrant's October 14, 2025 Form 8-K

10.34	Employment Agreement, dated October 13, 2025, by and between Rayonier Inc. and Eric J. Cremers*	Incorporated by reference to Exhibit 10.2 to the Registrant's October 14, 2025 Form 8-K

10.35	Retention Award, dated November 5, 2025, by and between Rayonier Inc. and April Tice*	Incorporated by reference to Exhibit 10.5 to the Registrant's September 30, 2025 Form 10-Q

10.36	Retention Award, dated November 5, 2025, by and between Rayonier Inc. and Christopher Corr*	Filed herewith

Exhibit No.	Description	Location
10.37
Amended and Restated Credit Agreement dated August 15, 2025 among Rayonier Inc., Rayonier TRS Holdings Inc., Rayonier Operating Company LLC, and Rayonier, L.P., as Borrowers, COBANK, ACB, as Administrative Agent, Swing Line Lender and an Issuing Bank, JPMORGAN CHASE BANK, N.A. and TRUIST BANK, as Co-Documentation Agents, and COBANK, ACB and AGFIRST FARM CREDIT BANK, as Joint Lead Arrangers and Joint Bookrunners.
Incorporated by reference to Exhibit 10.1 to the Registrant's August 20, 2025 Form 8-K

10.38
Amended and Restated Guarantee Agreement dated August 15, 2025 among Rayonier Inc., Rayonier TRS Holdings Inc., Rayonier Operating Company LLC, and Rayonier, L.P., as Guarantors, and COBANK, ACB, as Administrative Agent for the Guaranteed Parties
Incorporated by reference to Exhibit 10.2 to the Registrant’s September 30, 2025 Form 10-Q

10.39	Purchase and Sale Agreement, dated March 9, 2025, by and among Rayonier, L.P., Rayonier Operating Company LLC, Rayonier TRS Holdings Inc. and Taurus Forest Holdings Limited ** +	Incorporated by reference to Exhibit 10.2 to the Registrant’s March 31, 2025 Form 10-Q

19.1	Rayonier Corporate Policy Manual, Trading in Rayonier Securities, effective July 1, 2012, revised July 14, 2023	Incorporated by reference to Exhibit 19.1 to the Registrant’s December 31, 2024 Form 10-K

19.2	Rayonier Inc. Supplemental Insider Trading Policy, effective as of July 14, 2023	Incorporated by reference to Exhibit 19.2 to the Registrant’s December 31, 2024 Form 10-K

21.1	List of subsidiaries of Rayonier Inc.	Filed herewith

21.2	List of subsidiaries of Rayonier, L.P.	Filed herewith

22.1	List of Guarantor Subsidiaries	Filed herewith

23.1	Rayonier Inc. - Consent of Ernst & Young LLP	Filed herewith

23.2	Rayonier, L.P. - Consent of Ernst & Young LLP	Filed herewith

24	Powers of attorney	Filed herewith

31.1	Rayonier Inc. - Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Rayonier Inc. - Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14-(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.3	Rayonier, L.P. - Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.4	Rayonier, L.P - Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Rayonier Inc. - Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Rayonier, L.P. - Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

97.1	Rayonier Clawback Policy in the Event of a Financial Restatement, dated July 20, 2023*	Incorporated by reference to Exhibit 97.1 to the Registrant’s December 31, 2023 Form 10-K

Exhibit No.	Description	Location
97.2	Rayonier Clawback Policy in the Event of Detrimental Conduct*	Incorporated by reference to Exhibit 97.2 to the Registrant’s December 31, 2023 Form 10-K
101
The following financial information from Rayonier Inc. and Rayonier, L.P.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in Inline Extensible Business Reporting Language (“iXBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income (Loss) for the Years Ended December 31, 2025, 2024 and 2023 of Rayonier Inc.; (ii) the Consolidated Balance Sheets as of December 31, 2025 and 2024 of Rayonier Inc.; (iii) the Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2025, 2024 and 2023 of Rayonier Inc.; (iv) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023 of Rayonier Inc.; (v) the Consolidated Statements of Income and Comprehensive Income (Loss) for the Years Ended December 31, 2025, 2024 and 2023 of Rayonier, L.P.; (vi) the Consolidated Balance Sheets as of December 31, 2025 and 2024 of Rayonier, L.P.; (vii) the Consolidated Statements of Changes in Capital for the Years Ended December 31, 2025, 2024 and 2023 of Rayonier, L.P.; (viii) the Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023 of Rayonier, L.P.; and (ix) the Notes to the Consolidated Financial Statements of Rayonier Inc. and Rayonier, L.P.
Filed herewith

104	The cover page from the Company’s Annual Report on Form 10-K from the fiscal year ended December 31, 2025, formatted in Inline XBRL (included as Exhibit 101)	Filed herewith

* Management contract or compensatory plan.
** Schedules (or similar attachments) have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Rayonier hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the Securities and Exchange Commission.
+ Certain information has been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish supplemental copies of any omitted information to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAYONIER INC.

By:	/s/ WAYNE WASECHEK
Wayne Wasechek Executive Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer)

RAYONIER, L.P.

By:	/s/ WAYNE WASECHEK
Wayne Wasechek Executive Vice President and Chief Financial Officer (Duly Authorized Officer, Principal Financial Officer)
February 23, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Rayonier Inc., for itself and in its capacity as General Partner of Rayonier, L.P., and in the capacities and on the dates indicated. Exhibit 24 is incorporated by reference herein.

Signature	Title	Date

/s/ MARK MCHUGH	President and Chief Executive Officer	February 23, 2026
Mark McHugh (Principal Executive Officer)

/s/ WAYNE WASECHEK	Executive Vice President and Chief Financial Officer	February 23, 2026
Wayne Wasechek (Principal Financial Officer)

/s/ APRIL TICE	Senior Vice President and Chief Accounting Officer	February 23, 2026
April Tice (Principal Accounting Officer)

*	Executive Chairman of the Board
Eric J. Cremers

*	Lead Independent Director
Scott R. Jones

*	Director
Keith E. Bass

*	Director
Michael J. Covey

*	Director
Ann C. Nelson

*	Director
Linda M. Breard

*	Director
Gregg A. Gonsalves

*	Director
D. Mark Leland

*	Director
Lenore M. Sullivan

*By:	/s/ MARK R. BRIDWELL	February 23, 2026
Mark R. Bridwell Attorney-In-Fact