Form 10-Q
period 2026-03-31
RAYONIER INC; Rayonier, L.P.
filed 2026-05-08
CIK 52827, 1806931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Rayonier Inc.    Yes ☐        No  ☒    Rayonier, L.P.    Yes ☐        No  ☒
As of May 1, 2026, Rayonier Inc. had 300,747,223 Common Shares outstanding. As of May 1, 2026, Rayonier, L.P. had 1,682,257 Units outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarterly period ended March 31, 2026 of Rayonier Inc., a North Carolina corporation, and Rayonier, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Rayonier” or “the Company” mean Rayonier Inc. and references to the “Operating Partnership” mean Rayonier, L.P. References to “we,” “us,” and “our” mean collectively Rayonier Inc., the Operating Partnership and entities/subsidiaries owned or controlled by Rayonier Inc. and/or the Operating Partnership.
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
As of March 31, 2026, the Company owned a 99.4% interest in the Operating Partnership, with the remaining 0.6% interest owned by limited partners of the Operating Partnership. As the sole general partner of the Operating Partnership, Rayonier Inc. has exclusive control of the day-to-day management of the Operating Partnership.
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

i

PART I.        FINANCIAL INFORMATION

Item 1.         Financial Statements

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
SALES (NOTE 5)	$276,787	$82,922
Costs and Expenses
Cost of sales	(230,336)	(64,952)
Selling and general expenses	(21,674)	(16,692)
Other operating expense, net (Note 20)	(70,430)	(1,219)
	(322,440)	(82,863)
OPERATING (LOSS) INCOME	(45,653)	59
Interest expense, net	(14,301)	(6,394)
Interest income	7,156	2,876
Other miscellaneous income (expense), net	854	(1,842)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(51,944)	(5,301)
Income tax benefit (expense) (Note 22)	39,430	(291)
LOSS FROM CONTINUING OPERATIONS	(12,514)	(5,592)
DISCONTINUED OPERATIONS, NET (NOTE 3)
Income from operations of discontinued operations, net of tax	—	2,507
NET LOSS	(12,514)	(3,085)
Less: Net loss attributable to noncontrolling interests in the Operating Partnership	82	46
Less: Net income attributable to noncontrolling interests in consolidated affiliates	—	(385)
NET LOSS ATTRIBUTABLE TO RAYONIER INC.	(12,432)	(3,424)
OTHER COMPREHENSIVE INCOME (LOSS), RELATING TO CONTINUING OPERATIONS
Cash flow hedges, net of income tax effect of $16 and $0	2,256	(8,758)
Pension and postretirement benefit plans, net of income tax effect of $0 and $0	(1)	(2)
OTHER COMPREHENSIVE INCOME, RELATING TO DISCONTINUED OPERATIONS
Foreign currency translation adjustment, net of income tax effect of $0 and $0	—	3,633
Cash flow hedges, net of income tax effect of $0 and $665	—	1,711
Total other comprehensive income (loss)	2,255	(3,416)
COMPREHENSIVE LOSS	(10,259)	(6,501)
Less: Comprehensive loss attributable to noncontrolling interests in the Operating Partnership	67	98
Less: Comprehensive income attributable to noncontrolling interests in consolidated affiliates	—	(897)
COMPREHENSIVE LOSS ATTRIBUTABLE TO RAYONIER INC.	($10,192)	($7,300)
(LOSS) EARNINGS PER COMMON SHARE (NOTE 7)
BASIC (LOSS) EARNINGS PER SHARE ATTRIBUTABLE TO RAYONIER INC.
Continuing Operations	($0.05)	($0.04)
Discontinued Operations	—	$0.01
Net Loss	($0.05)	($0.02)
DILUTED (LOSS) EARNINGS PER SHARE ATTRIBUTABLE TO RAYONIER INC.
Continuing Operations	($0.05)	($0.04)
Discontinued Operations	—	$0.01
Net Loss	($0.05)	($0.02)

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	March 31, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$681,660	$842,944
Trade receivables, less allowance for doubtful accounts of $123 and $209	41,148	9,101
Other receivables	12,696	7,171
Inventory (Note 16)	113,236	6,834
Prepaid expenses	17,560	9,873
Assets held for sale (Note 25)	28,444	5,429
Other current assets	992	2,403
Total current assets	895,736	883,755
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	5,867,657	2,299,484
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 15)	187,615	126,090
PROPERTY, PLANT AND EQUIPMENT
Land	23,719	5,581
Buildings	103,521	24,493
Machinery and equipment	467,335	6,977
Construction in progress	12,200	2,386
Total property, plant and equipment, gross	606,775	39,437
Less — accumulated depreciation	(28,373)	(20,909)
Total property, plant and equipment, net	578,402	18,528
RESTRICTED CASH, NON-CURRENT (NOTE 24)	495	495
OPERATING LEASE RIGHT-OF-USE ASSETS (NOTE 17)	23,515	16,286
OTHER ASSETS	192,008	60,015
TOTAL ASSETS	$7,745,428	$3,404,653
LIABILITIES, NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$28,451	$12,775
Current maturities of long-term debt, net (Note 8)	199,996	199,982
Accrued taxes	11,272	5,070
Accrued payroll and benefits	39,170	15,740
Accrued interest	12,396	4,517
Deferred revenue	26,269	19,260
Other current liabilities	36,573	13,937
Total current liabilities	354,127	271,281
LONG-TERM DEBT, NET (NOTE 8)	1,855,051	845,335
PENSION AND OTHER POSTRETIREMENT BENEFITS, NON-CURRENT (NOTE 18)	61,582	1,399
LONG-TERM DEFERRED REVENUE	14,175	9,600
LONG-TERM DEFERRED TAX LIABILITIES, NET	36,027	83
OTHER NON-CURRENT LIABILITIES	55,167	26,757
COMMITMENTS AND CONTINGENCIES (NOTE 11 and 12)
NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP (NOTE 6)	39,943	40,463
SHAREHOLDERS’ EQUITY
Common shares, 480,000,000 shares authorized, 301,675,323 and 161,425,616 shares issued and outstanding	5,146,444	1,904,376
Retained earnings	156,185	280,873
Accumulated other comprehensive income (Note 23)	26,727	24,486
TOTAL SHAREHOLDERS’ EQUITY	5,329,356	2,209,735
TOTAL LIABILITIES, NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND SHAREHOLDERS’ EQUITY	$7,745,428	$3,404,653

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except share data)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2026	161,425,616	$1,904,376	$280,873	$24,486	$2,209,735
Net loss	—	—	(12,514)	—	(12,514)
Net loss attributable to noncontrolling interests in the Operating Partnership	—	—	82	—	82
Dividends ($0.26 per share) (a)	—	—	(81,096)	—	(81,096)
Dividend equivalents on deferred stock	—	93	(93)	—	—
Issuance of common shares associated with the merger with PotlatchDeltic, net of equity issuance costs of $0.9 million	140,872,342	3,202,571	—	—	3,202,571
Replacement equity awards granted in connection with the merger with PotlatchDeltic — precombination service portion	—	24,983	—	—	24,983
Issuance of common shares under incentive stock plans	903,045	—	—	—	—
Stock-based incentive compensation	—	15,413	—	—	15,413
Repurchase of common shares to pay withholding taxes on vested incentive stock awards	(45,564)	(1,006)	—	—	(1,006)
Repurchase of common shares made under repurchase program	(1,480,753)	—	(31,068)	—	(31,068)
Adjustment of noncontrolling interests in the Operating Partnership	—	—	1	—	1
Conversion of units into common shares	637	14	—	—	14
Pension and postretirement benefit plans	—	—	—	(1)	(1)
Cash flow hedges	—	—	—	2,256	2,256
Allocation of other comprehensive income to noncontrolling interests in the Operating Partnership	—	—	—	(14)	(14)
Balance, March 31, 2026	301,675,323	$5,146,444	$156,185	$26,727	$5,329,356

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

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net loss	($12,514)	($3,085)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation, depletion and amortization from continuing operations	56,240	23,493
Depreciation, depletion and amortization from discontinued operations	—	4,334
Non-cash cost of land and improved development	11,985	2,399
Stock-based incentive compensation expense	15,413	2,281
Deferred income taxes	(39,453)	(1,048)
Interest received under swaps with other-than-insignificant financing element	(4,118)	—
Other	5,703	8,754
Changes in operating assets and liabilities:
Receivables	(3,248)	(687)
Inventories	8,267	(1,506)
Accounts payable	8,916	1,131
All other operating activities	(12,608)	(8,367)
CASH PROVIDED BY OPERATING ACTIVITIES	34,583	27,699
INVESTING ACTIVITIES
Capital expenditures from continuing operations	(20,432)	(12,023)
Capital expenditures from discontinued operations	—	(2,654)
Real estate development investments	(4,541)	(4,087)
Net cash consideration for merger with PotlatchDeltic	(24,769)	—
Interest received under swaps with other-than-insignificant financing element	4,118	—
Other	(7,433)	(2,674)
CASH USED FOR INVESTING ACTIVITIES	(53,057)	(21,438)
FINANCING ACTIVITIES
Repayment of debt	(27,500)	—
Dividends paid on common shares (a)	(81,102)	(110,442)
Distributions to noncontrolling interests in the Operating Partnership (b)	(437)	(1,463)
Equity issuance costs	(866)	—
Repurchase of common shares to pay withholding taxes on vested incentive stock awards	(1,006)	(38)
Repurchase of common shares made under repurchase program	(31,068)	(2,623)
Payments made under finance leases	(831)	—
Distributions to noncontrolling interests in consolidated affiliates	—	(1,911)
CASH USED FOR FINANCING ACTIVITIES	(142,810)	(116,477)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	28
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	(161,284)	(110,188)

Balance from continuing operations, beginning of year	843,439	323,107
Balance from discontinued operations, beginning of year	—	20,093
Total Balance, beginning of year	$843,439	$343,200

Balance from continuing operations, end of period	682,155	216,919
Balance from discontinued operations, end of period	—	16,093
Total Balance, end of period	$682,155	$233,012

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

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash (received) paid during the period:
Interest (a)	($9,319)	($1,882)
Income taxes (b)	9	3,117
Non-cash investing and financing activity:
Capital assets purchased on account	4,883	3,798
Equity consideration for the merger with PotlatchDeltic	3,228,420	—
Issuance of common shares from special dividend	—	200,454
Issuance of Redeemable Operating Partnership Units from special distribution	—	2,681

(a)Interest received includes patronage payments received of $14.8 million and $7.7 million for the three months ended March 31, 2026 and March 31, 2025, respectively. For additional information on patronage payments, see Note 8 — Debt in the 2025 Form 10-K. Interest paid (received) for the three months ended March 31, 2025 includes $0.7 million from discontinued operations.
(b)Income taxes paid for the three months ended March 31, 2025 includes $2.9 million from discontinued operations.

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended March 31,
	2026	2025
SALES (NOTE 5)	$276,787	$82,922
Costs and Expenses
Cost of sales	(230,336)	(64,952)
Selling and general expenses	(21,674)	(16,692)
Other operating expense, net (Note 20)	(70,430)	(1,219)
	(322,440)	(82,863)
OPERATING (LOSS) INCOME	(45,653)	59
Interest expense, net	(14,301)	(6,394)
Interest income	7,156	2,876
Other miscellaneous income (expense), net	854	(1,842)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(51,944)	(5,301)
Income tax benefit (expense) (Note 22)	39,430	(291)
LOSS FROM CONTINUING OPERATIONS	(12,514)	(5,592)
DISCONTINUED OPERATIONS, NET (NOTE 3)
Income from operations of discontinued operations, net of tax	—	2,507
NET LOSS	(12,514)	(3,085)
Less: Net income attributable to noncontrolling interests in consolidated affiliates	—	(385)
NET LOSS ATTRIBUTABLE TO RAYONIER, L.P. UNITHOLDERS	(12,514)	(3,470)
NET LOSS ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
Limited Partners	(12,388)	(3,435)
General Partners	(126)	(35)
Net loss attributable to unitholders	(12,514)	(3,470)
OTHER COMPREHENSIVE INCOME (LOSS), RELATING TO CONTINUING OPERATIONS
Cash flow hedges, net of income tax effect of $16 and $0	2,256	(8,758)
Pension and postretirement benefit plans, net of income tax effect of $0 and $0	(1)	(2)
OTHER COMPREHENSIVE INCOME, RELATING TO DISCONTINUED OPERATIONS
Foreign currency translation adjustment, net of income tax effect of $0 and $0	—	3,633
Cash flow hedges, net of income tax effect of $0 and $665	—	1,711
Total other comprehensive income (loss)	2,255	(3,416)
COMPREHENSIVE LOSS	(10,259)	(6,501)
Less: Comprehensive income attributable to noncontrolling interests in consolidated affiliates	—	(897)
COMPREHENSIVE LOSS ATTRIBUTABLE TO RAYONIER, L.P. UNITHOLDERS	($10,259)	($7,398)
(LOSS) EARNINGS PER UNIT (NOTE 7)
BASIC (LOSS) EARNINGS PER UNIT ATTRIBUTABLE TO RAYONIER L.P.
Continuing Operations	($0.05)	($0.04)
Discontinued Operations	—	$0.01
Net Loss	($0.05)	($0.02)
DILUTED (LOSS) EARNINGS PER UNIT ATTRIBUTABLE TO RAYONIER L.P.
Continuing Operations	($0.05)	($0.04)
Discontinued Operations	—	$0.01
Net Loss	($0.05)	($0.02)

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	March 31, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$681,660	$842,944
Trade receivables, less allowance for doubtful accounts of $123 and $209	41,148	9,101
Other receivables	12,696	7,171
Inventory (Note 16)	113,236	6,834
Prepaid expenses	17,560	9,873
Assets held for sale (Note 25)	28,444	5,429
Other current assets	992	2,403
Total current assets	895,736	883,755
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	5,867,657	2,299,484
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 15)	187,615	126,090
PROPERTY, PLANT AND EQUIPMENT
Land	23,719	5,581
Buildings	103,521	24,493
Machinery and equipment	467,335	6,977
Construction in progress	12,200	2,386
Total property, plant and equipment, gross	606,775	39,437
Less — accumulated depreciation	(28,373)	(20,909)
Total property, plant and equipment, net	578,402	18,528
RESTRICTED CASH, NON-CURRENT (NOTE 24)	495	495
OPERATING LEASE RIGHT-OF-USE ASSETS (NOTE 17)	23,515	16,286
OTHER ASSETS	192,008	60,015
TOTAL ASSETS	$7,745,428	$3,404,653
LIABILITIES, REDEEMABLE OPERATING PARTNERSHIP UNITS AND CAPITAL
CURRENT LIABILITIES
Accounts payable	$28,451	$12,775
Current maturities of long-term debt, net (Note 8)	199,996	199,982
Accrued taxes	11,272	5,070
Accrued payroll and benefits	39,170	15,740
Accrued interest	12,396	4,517
Deferred revenue	26,269	19,260
Other current liabilities	36,573	13,937
Total current liabilities	354,127	271,281
LONG-TERM DEBT, NET (NOTE 8)	1,855,051	845,335
PENSION AND OTHER POSTRETIREMENT BENEFITS, NON-CURRENT (NOTE 18)	61,582	1,399
LONG-TERM DEFERRED REVENUE	14,175	9,600
LONG-TERM DEFERRED TAX LIABILITIES, NET	36,027	83
OTHER NON-CURRENT LIABILITIES	55,167	26,757
COMMITMENTS AND CONTINGENCIES (NOTE 11 and 12)
REDEEMABLE OPERATING PARTNERSHIP UNITS (NOTE 6) 1,682,257 and 1,682,894 Units outstanding, respectively	39,943	40,463
CAPITAL
General partners’ capital	53,008	21,834
Limited partners’ capital	5,247,735	2,161,543
Accumulated other comprehensive income (Note 23)	28,613	26,358
TOTAL CAPITAL	5,329,356	2,209,735
TOTAL LIABILITIES, REDEEMABLE OPERATING PARTNERSHIP UNITS AND CAPITAL	$7,745,428	$3,404,653

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Unaudited)
(Dollars in thousands, except per unit data)

	Units		Accumulated Other Comprehensive Income	Total Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance, January 1, 2026	$21,834	$2,161,543	$26,358	$2,209,735
Net loss	(126)	(12,388)	—	(12,514)
Distributions on units ($0.26 per unit)	(815)	(80,718)	—	(81,533)
Issuance of common units associated with the merger with PotlatchDeltic, net of equity issuance costs of $0.9 million	32,026	3,170,545	—	3,202,571
Replacement equity awards granted in connection with the merger with PotlatchDeltic — precombination service portion	250	24,733		24,983
Stock-based incentive compensation	154	15,259	—	15,413
Repurchase of units to pay withholding taxes on vested incentive stock awards	(10)	(996)	—	(1,006)
Repurchase of units made under repurchase program	(311)	(30,757)	—	(31,068)
Adjustment of Redeemable Operating Partnership Units	5	501	—	506
Conversion of units into common shares	1	13	—	14
Pension and postretirement benefit plans	—	—	(1)	(1)
Cash flow hedges	—	—	2,256	2,256
Balance, March 31, 2026	$53,008	$5,247,735	$28,613	$5,329,356

	Units		Accumulated Other Comprehensive Loss	Noncontrolling Interests in Consolidated Affiliates	Total Capital
	General Partners’ Capital	Limited Partners’ Capital
Balance, January 1, 2025	$17,772	$1,759,405	($7,865)	$11,221	$1,780,533
Loss from continuing operations	(56)	(5,536)	—	—	(5,592)
Income from discontinued operations	21	2,101	—	385	2,507
Distributions on units ($0.2725 per unit)	(432)	(42,822)	—	—	(43,254)
Issuance of units from special distribution (a)	2,031	201,104	—	—	203,135
Stock-based incentive compensation	23	2,258	—	—	2,281
Repurchase of units to pay withholding taxes on vested incentive stock awards	(1)	(37)	—	—	(38)
Repurchase of units made under repurchase program	(26)	(2,597)	—	—	(2,623)
Adjustment of Redeemable Operating Partnership Units	(63)	(6,292)	—	—	(6,355)
Conversion of units into common shares	—	28	—	—	28
Pension and postretirement benefit plans	—	—	(2)	—	(2)
Foreign currency translation adjustment	—	—	3,515	118	3,633
Cash flow hedges	—	—	(7,441)	394	(7,047)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,911)	(1,911)
Balance, March 31, 2025	$19,269	$1,907,612	($11,793)	$10,207	$1,925,295

(a)Reflects the issuance of units related to the Company’s special distribution of $1.80 per unit, paid on January 30, 2025, to holders of record as of December 12, 2024. This distribution comprised a combination of cash and units.

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net loss	($12,514)	($3,085)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation, depletion and amortization from continuing operations	56,240	23,493
Depreciation, depletion and amortization from discontinued operations	—	4,334
Non-cash cost of land and improved development	11,985	2,399
Stock-based incentive compensation expense	15,413	2,281
Deferred income taxes	(39,453)	(1,048)
Interest received under swaps with other-than-insignificant financing element	(4,118)	—
Other	5,703	8,754
Changes in operating assets and liabilities:
Receivables	(3,248)	(687)
Inventories	8,267	(1,506)
Accounts payable	8,916	1,131
All other operating activities	(12,608)	(8,367)
CASH PROVIDED BY OPERATING ACTIVITIES	34,583	27,699
INVESTING ACTIVITIES
Capital expenditures from continuing operations	(20,432)	(12,023)
Capital expenditures from discontinued operations	—	(2,654)
Real estate development investments	(4,541)	(4,087)
Net cash consideration for merger with PotlatchDeltic	(24,769)	—
Interest received under swaps with other-than-insignificant financing element	4,118	—
Other	(7,433)	(2,674)
CASH USED FOR INVESTING ACTIVITIES	(53,057)	(21,438)
FINANCING ACTIVITIES
Repayment of debt	(27,500)	—
Distributions on units (a)	(81,539)	(111,905)
Equity issuance costs	(866)	—
Repurchase of units to pay withholding taxes on vested incentive stock awards	(1,006)	(38)
Repurchase of units made under repurchase program	(31,068)	(2,623)
Payments made under finance leases	(831)	—
Distributions to noncontrolling interests in consolidated affiliates	—	(1,911)
CASH USED FOR FINANCING ACTIVITIES	(142,810)	(116,477)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	28
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	(161,284)	(110,188)

Balance from continuing operations, beginning of year	843,439	323,107
Balance from discontinued operations, beginning of year	—	20,093
Total Balance, beginning of year	$843,439	$343,200

Balance from continuing operations, end of period	682,155	216,919
Balance from discontinued operations, end of period	—	16,093
Total Balance, end of period	$682,155	$233,012

(a)The three months ended March 31, 2025 includes an additional distribution of $1.80 per unit, consisting of a combination of cash and units. The cash portion of $68.7 million was paid on January 30, 2025, to holders of record on December 12, 2024.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2026	2025
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash (received) paid during the period:
Interest (a)	($9,319)	($1,882)
Income taxes (b)	9	3,117
Non-cash investing and financing activity:
Capital assets purchased on account	4,883	3,798
Unit consideration for the merger with PotlatchDeltic	3,228,420	—
Issuance of units from special distribution	—	203,135

(a)Interest received includes patronage payments received of $14.8 million and $7.7 million for the three months ended March 31, 2026 and March 31, 2025, respectively. For additional information on patronage payments, see Note 8 — Debt in the 2025 Form 10-K. Interest paid for the three months ended March 31, 2025 includes $0.7 million from discontinued operations.
(b)Income taxes paid for the three months ended March 31, 2025 includes $2.9 million from discontinued operations.

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
The Rayonier Inc. and Rayonier, L.P. year-end balance sheet information was derived from audited financial statements not included herein. In the opinion of management, these financial statements and notes reflect any adjustments (all of which are normal recurring adjustments) necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented. These statements and notes should be read in conjunction with the financial statements and supplementary data included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 23, 2026 (the “2025 Form 10-K”).
As of March 31, 2026, the Company owned a 99.4% interest in the Operating Partnership, with the remaining 0.6% interest owned by the limited partners of the Operating Partnership. As the sole general partner of the Operating Partnership, Rayonier Inc. has exclusive control of the day-to-day management of the Operating Partnership.
In June 2025, we divested our entire 77% interest in our New Zealand operations. Accordingly, New Zealand’s results of operations through the sale date have been classified as discontinued operations in our Consolidated Statements of Income and Comprehensive Income (Loss), and its cash flows through the sale date are included in our Consolidated Statements of Cash Flows. See Note 3 — Discontinued Operations for additional information.
MERGER WITH POTLATCHDELTIC CORPORATION
On January 30, 2026, we completed the merger-of-equals transaction with PotlatchDeltic Corporation (“PCH” or “PotlatchDeltic”). As a result, PotlatchDeltic Corporation’s balance sheet and results of operations are included in our consolidated financial statements from and after the date of merger. See Note 2 - Merger with PotlatchDeltic Corporation, Note 8 - Debt, and Note 21 - Integration and Merger-Related Costs for further information pertaining to the merger.
As a result of the merger, we have revised our reportable business segments, adding one additional segment, Wood Products. In connection with the merger, our Pacific Northwest Timber segment has been renamed Northwest Timber to reflect the expanded geographic scope and integration of timberland assets in the region. See Note 4 - Segment and Geographical information for further discussion of our reportable segments.
RECLASSIFICATIONS
As discussed in Note 1 — Summary of Significant Accounting Policies in the 2025 Form 10-K, effective in the third quarter of 2025 the Company combined its Trading segment into its Southern and Northern Timber segments. Prior period segment information has been recast to conform to the current presentation.
SUMMARY OF UPDATES TO SIGNIFICANT ACCOUNTING POLICIES
USE OF ESTIMATES
The Company's use of estimates in the preparation of its consolidated financial statements is described in Note 1 — Summary of Significant Accounting Policies in the 2025 Form 10-K. The estimates and assumptions underlying the Company's condensed consolidated financial statements as of and for the three months ended March 31, 2026 include those used in the preliminary purchase price allocation related to the merger with PotlatchDeltic Corporation, which closed on January 30, 2026. These estimates require significant judgment, particularly with respect to the determination of fair values for acquired timberlands, property, plant and equipment, identifiable intangible assets, assumed long-term debt, and the related deferred income tax effects. The preliminary purchase price allocation is subject to revision during the measurement period as additional information becomes available, and any such adjustments could be material. See Note 2 — Merger with PotlatchDeltic Corporation for further information.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

COMPANY OWNED LIFE INSURANCE
In connection with the merger, Rayonier assumed company-owned life insurance policies on the lives of certain past officers and employees of Legacy PotlatchDeltic. The cash surrender value of these policies is recognized in other assets in our Consolidated Balance Sheets. Related expense and interest income are included in selling and general expenses and interest expense, net, respectively, in the Consolidated Statements of Income and Comprehensive Income (Loss). Cash receipts and disbursements are recorded as investing activities within the Consolidated Statements of Cash Flows. The net effect on income was not significant for the three months ended March 31, 2026.
WOOD PRODUCTS REVENUE RECOGNITION
Revenue from wood products sales is recognized when control of the product transfers to the customer. Performance obligations associated with the sale of lumber and other manufactured wood products are typically satisfied either when products are shipped (FOB shipping point) or upon delivery to the customer (FOB destination), depending on the terms of the customer contract. For wood products sales, the transaction price is typically the amount billed to the customer for the products shipped but may be reduced for estimated cash discounts and rebates. Shipping and handling costs for all wood products revenues are accounted for as cost of sales in the Consolidated Statements of Income and Comprehensive Income (Loss).
We enter into vendor-managed inventory ("VMI") arrangements with certain customers whereby inventory is shipped to a VMI warehouse. For products sold under VMI arrangements, revenue is recognized and billed when control transfers to the customer and we have no further obligations, which is generally upon the customer's withdrawal of inventory from the VMI warehouse.
WOOD PRODUCTS INVENTORY
Manufacturing inventories, consisting principally of raw materials, work-in-process, finished goods, and stores and supplies inventory, are stated at the lower of cost and net realizable value. Cost is determined using the weighted-average cost method. Inventory costs include direct materials, direct labor, and allocated manufacturing overhead. Manufacturing inventories are reviewed for excess quantities, obsolescence, and other indicators that net realizable value may be less than cost, and write-downs are recorded when cost exceeds net realizable value.
For a full description of our other significant accounting policies, see Note 1 — Summary of Significant Accounting Policies in our 2025 Form 10-K.
RECENTLY ADOPTED ACCOUNTING STANDARDS
In the first quarter of 2026, we early adopted Accounting Standards Update (“ASU”) No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. ASU 2025-09 amends hedge accounting guidance to provide greater flexibility in designating and assessing hedging relationships for similar risks. The adoption of ASU 2025-09 did not have a material impact on our consolidated financial results or financial position. For additional information regarding our derivative instruments and hedging activities, refer to Note 9 — Derivative Financial Instruments and Hedging Activities.
ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This update is intended to improve the organization and accessibility of required interim disclosures, clarify the applicability of certain interim disclosure requirements, and introduce a requirement that entities disclose, in interim reports, material events that have occurred since the most recent annual reporting period. The guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. Entities may apply the new requirements prospectively or retrospectively. We are evaluating the impact that the adoption of ASU 2025-11 will have on our consolidated financial statements and related disclosures.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. Subsequently, in January 2025, the FASB issued ASU No. 2025-01 to clarify the effective date of this guidance. ASU 2024-03 requires enhanced disclosure regarding specific expense categories, such as inventory costs, employee compensation, and depreciation, within the notes to the financial statements. The pronouncement is effective for annual reporting periods in fiscal years beginning after December 15, 2026, and for interim reporting periods beginning after December 15, 2027, with early adoption permitted. The guidance allows for either prospective or retrospective application. We are evaluating the impact of adopting this new guidance on our consolidated financial statements and disclosures.
Other recent accounting pronouncements, either adopted or pending adoption and not discussed above, are not applicable or are not expected to have a material impact on our consolidated financial condition, results of operations, or cash flows.
SUBSEQUENT EVENTS
REPAYMENT OF 2016 INCREMENTAL TERM LOAN
On April 28, 2026, the $200.0 million 2016 Incremental Term Loan matured and was repaid in full with cash on hand, refer to Note 8 — Debt.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

2.    MERGER WITH POTLATCHDELTIC CORPORATION
On January 30, 2026, the Company acquired 100% percent of the outstanding common shares of PotlatchDeltic Corporation (“PotlatchDeltic”), a Delaware corporation and real estate investment trust, pursuant to the Agreement and Plan of Merger dated October 13, 2025.
PotlatchDeltic owned approximately 2.1 million acres of timberlands in Alabama, Arkansas, Georgia, Idaho, Louisiana, Mississippi, and South Carolina and operated six sawmills, an industrial-grade plywood mill, a residential and commercial real estate development business, and a rural timberland sales program. PotlatchDeltic's operations were organized into three business segments: timberland, wood products, and real estate.
The merger created a combined entity with approximately 4.1 million acres of timberlands, providing additional scale and more geographic diversity across highly attractive and productive regions. The transaction added seven wood products manufacturing facilities, positioning the Company as a leading lumber producer. The combined platform creates a diversified portfolio positioned to capture higher and better use value and land-based solutions opportunities across an expanded geographic footprint.
Pursuant to the Merger Agreement, each share of PotlatchDeltic common stock issued and outstanding immediately prior to the effective time was converted into the right to receive 1.8185 Rayonier common shares and $0.61 in cash. The Company issued approximately 140.9 million common shares in connection with the merger.
The following table summarizes the total consideration transferred by Rayonier in the merger:

Cash Consideration:
Number of PotlatchDeltic common shares outstanding as of January 30, 2026	77,466,233
Cash consideration per PotlatchDeltic common share	$0.61
Total Cash Consideration Transferred		$47,254

Equity Consideration:
Number of PotlatchDeltic common shares outstanding as of January 30, 2026	77,466,233
Exchange Ratio (a)	1.8185
Shares of Rayonier Inc. common stock issued for PotlatchDeltic’s outstanding common stock	140,872,342
Rayonier share price (b)	$22.74
Equity Consideration for elections		$3,203,437
PotlatchDeltic’s replacement awards (c)		24,983
Total Equity Consideration Transferred		$3,228,420

Total Consideration		$3,275,674

(a)The exchange ratio was was adjusted from 1.7339 to 1.8185 in accordance with the Merger Agreement. This adjustment accounts for the stock component of the one-time $1.40 per share special dividend declared by Rayonier to its shareholders of record on October 24, 2025.
(b)The closing price of Rayonier common stock on the NYSE on January 30, 2026.
(c)Represents the portion of the fair value of Rayonier replacement equity awards, issued in exchange for outstanding PotlatchDeltic equity awards held by grantees, attributable to precombination services. The remaining fair value of $21.1 million, attributable to postcombination services, will be recognized as compensation expense over the remaining requisite service periods. See Note 19 — Incentive Stock Plans for additional details.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table contains the amounts of cash transferred in the merger and net cash consideration shown in the Consolidated Statements of Cash Flows for the three months ended March 31, 2026:

March 31, 2026
Cash consideration transferred	$47,254
Less: Cash assumed in merger	(22,485)
Net cash consideration shown in Consolidated Statements of Cash Flows	$24,769
We recognized approximately $70.4 million of merger-related costs during the first quarter of 2026. See Note 21 — Integration and Merger-Related Costs for descriptions of the components of merger-related costs. Equity issuance costs directly attributable to the share issuance of $0.9 million were capitalized as a reduction of Common Stock.
BASIS OF ACCOUNTING
The merger has been accounted for using the acquisition method in accordance with ASC 805, Business Combinations ("ASC 805"), with Rayonier as the legal and accounting acquirer. Assets acquired and liabilities assumed have been recorded at their fair values as of the acquisition date. The preliminary allocation will be finalized as soon as practicable, but no later than one year after the acquisition date. The financial statements will not be retrospectively adjusted for any provisional amount changes; rather, such adjustments will be recognized in the reporting period determined, together with the effect on earnings of changes in depletion, depreciation, amortization, or other income effects calculated as if the accounting had been completed at the acquisition date. Our consolidated financial statements as of and for the three months ended March 31, 2026 include results of operations for PotlatchDeltic from January 31, 2026 through March 31, 2026.
The preliminary fair value estimates required the use of significant assumptions, including projected harvest volumes and log pricing, future expected cash flows, applicable discount rates, and replacement cost estimates for manufacturing facilities and equipment. These estimates are preliminary and subject to change as additional information is obtained during the measurement period. The most significant areas for which the allocation remains open include timberlands; property, plant and equipment; higher and better use timberlands and real estate development investments; inventory; long-term debt; pension and other postretirement benefit obligations; environmental liabilities; intangible assets; and tax-related matters.
The preliminary fair value estimates represent Level 3 measurements under ASC 820, Fair Value Measurements ("ASC 820"), with the exception of certain assumed long-term debt instruments valued using observable market inputs classified as Level 2. The initial carrying amounts of certain other assets acquired and liabilities assumed approximated their fair values due to their short-term nature. See Note 10 — Fair Value Measurements for further information on the fair value hierarchy.
The fair value methodologies used were as follows:
Income Approach — Estimates fair value based on the present value of projected cash flows, discounted at rates reflecting the relative risk and time value of money. This approach was primarily used to value acquired timberlands, including the allocation of value among bare land, pre-merchantable timber, and merchantable timber across each geographic region.
Cost Approach — Estimates fair value based on current replacement cost, adjusted for physical deterioration and functional and economic obsolescence. This approach was primarily used for property, plant, and equipment.
Market Approach — Estimates fair value based on observable prices from recent comparable transactions. This approach was primarily used for higher and better use timberlands, real estate development investments, certain land and building assets, and long-term debt instruments.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

PRELIMINARY PURCHASE PRICE ALLOCATION
The preliminary allocation of purchase price to the identifiable assets acquired and liabilities assumed, based on preliminary estimates of fair value as of January 30, 2026, is as follows:

Total
Cash and cash equivalents	$22,485
Trade and other receivables	45,254
Inventory	113,788
Other current assets	8,845
Timber and timberlands	3,630,527
Higher and Better Use Timberlands and Real Estate Development Investments	59,563
Property, plant, and equipment	564,282
Other assets	135,229
Total identifiable assets acquired	$4,579,973

Accounts payable	7,817
Current maturities of long-term debt	27,500
Accrued taxes	5,728
Current liabilities	78,853
Long-term debt	1,009,500
Pension and other post-retirement benefits	63,888
Deferred income tax liabilities	75,668
Other non-current liabilities	35,345
Total liabilities assumed	$1,304,299

Total net assets acquired	$3,275,674
The fair value of trade and other receivables assumed in the merger was $45.3 million. The gross contractual amounts receivable approximated fair value, and the Company's best estimate of contractual cash flows not expected to be collected at the acquisition date was not material.
The preliminary allocation did not result in the recognition of goodwill or a bargain purchase gain, as the fair value of identifiable net assets acquired approximated the total consideration transferred.
No material contingent liabilities were recognized at the acquisition date, and we have not identified any material unrecorded pre-merger contingencies where the related asset, liability, or impairment is probable and the amount can be reasonably estimated. These estimated fair values are preliminary and subject to adjustments, which could be material. Our valuations will be finalized once additional information has been obtained and reviewed. Prior to finalization, if information becomes available indicating that such events had occurred and the amounts can be reasonably estimated, the related items will be included in the final purchase price allocation.
See Note 22 — Income Taxes for discussion of the release of a portion of the Company's deferred tax asset valuation allowance resulting from the merger.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

REVENUE AND EARNINGS OF POTLATCHDELTIC SINCE ACQUISITION
The following table presents the revenue and net income (loss) of PotlatchDeltic included in the Company's Consolidated Statements of Income and Comprehensive Income (Loss) from the acquisition date of January 30, 2026 through March 31, 2026:

March 31, 2026
Revenue	$158,594
Net loss	($6,440)
UNAUDITED PRO FORMA FINANCIAL INFORMATION
The following unaudited pro forma financial information presents the combined results of operations of Rayonier and PotlatchDeltic as if the merger had occurred on January 1, 2025. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results that would have been achieved had the merger actually occurred on January 1, 2025, nor is it indicative of future results of operations.

	Three Months Ended March 31,
	2026	2025
Revenue	$350,156	$351,181
Income (loss) from continuing operations	47,890	(123,262)
Income (loss) from discontinued operations, net of tax	—	2,507
Net income (loss)	47,890	(120,755)
Rayonier Inc.
Net income (loss) attributable to Rayonier Inc.	$47,625	($120,301)
Basic earnings (loss) per share - continuing operations	$0.16	($0.42)
Diluted earnings (loss) per share - continuing operations	$0.16	($0.42)
Basic earnings (loss) per share - discontinued operations	—	$0.01
Diluted earnings (loss) per share - discontinued operations	—	$0.01
Basic earnings (loss) per share attributable to Rayonier Inc.	$0.16	($0.41)
Diluted earnings (loss) per share attributable to Rayonier Inc.	$0.16	($0.41)
Rayonier L.P.
Net income (loss) attributable to Rayonier L.P.	$47,890	($121,140)
Basic earnings (loss) per share - continuing operations	$0.16	($0.42)
Diluted earnings (loss) per share - continuing operations	$0.16	($0.42)
Basic earnings (loss) per share - discontinued operations	—	$0.01
Diluted earnings (loss) per share - discontinued operations	—	$0.01
Basic earnings (loss) per share attributable to Rayonier L.P.	$0.16	($0.41)
Diluted earnings (loss) per share attributable to Rayonier L.P.	$0.16	($0.41)
The unaudited pro forma financial information above reflects the following material nonrecurring pro forma adjustments:
• Incremental depletion and depreciation expense resulting from the preliminary fair value step-up of acquired timber, timberlands, and property, plant, and equipment;
• Cost of sales adjustments related to the preliminary fair value step-up of acquired wood products inventory and the elimination of PotlatchDeltic's last-in, first-out (LIFO) inventory reserves, which do not carry over under purchase accounting;

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

• Reclassification of merger-related and integration costs of approximately $105.3 million ($70.4 million incurred by Rayonier and $34.9 million incurred by PotlatchDeltic prior to the acquisition date) from the three months ended March 31, 2026 to the three months ended March 31, 2025, as these costs are directly attributable to the merger and are nonrecurring;
• Stock-based compensation expense adjustments associated with Rayonier replacement equity awards issued in exchange for outstanding PotlatchDeltic equity awards; and
• Income tax effects of the pro forma adjustments at a blended statutory rate of 25%.
FINANCING
In connection with the merger, the Company entered into a Second Amended and Restated Credit Agreement to consolidate and refinance debt. The Credit Agreement allows for an additional $200 million expansion of the revolver and further incremental term loans subject to leverage ratios. See Note 8 — Debt for additional details.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

3.    DISCONTINUED OPERATIONS
On June 30, 2025, we completed the sale of our entire 77% interest in our New Zealand operations to Taurus Forest Holdings Limited for a purchase price of $710 million, resulting in net proceeds of $699.3 million and a gain on disposal of $404.5 million. The results of the New Zealand Timber segment and the New Zealand portion of the Real Estate, former Trading and Corporate segments are classified as discontinued operations in the Consolidated Statements of Income and Comprehensive Income (Loss) for all periods presented. There was no activity related to the discontinued operations during the three months ended March 31, 2026. Following the closing, we have no significant continuing involvement with the divested operations. See Note 2 to the Consolidated Financial Statements in our 2025 Form 10-K for additional information.
The following table summarizes the results of our New Zealand operations for the three months ended March 31, 2026 and 2025, as presented in “Income from operations of discontinued operations, net of tax” in the Consolidated Statements of Income and Comprehensive Income (Loss):

	Three Months Ended March 31,
	2026	2025
Sales	—	$56,760
Costs and Expenses
Cost of sales	—	(50,589)
Other operating expense, net (a)	—	(1,622)
	—	(52,211)
Operating income from discontinued operations	—	4,549
Interest expense, net	—	(728)
Interest income	—	98
Income from operations of discontinued operations before income taxes	—	3,919
Income tax expense	—	(1,412)
Income from operations of discontinued operations, net of tax	—	2,507
Less: Net income from discontinued operations attributable to noncontrolling interests in the Operating Partnership	—	(28)
Less: Net income from discontinued operations attributable to noncontrolling interests in consolidated affiliates	—	(385)
Net income from discontinued operations attributable to Rayonier Inc.	—	$2,094

(a)The three months ended March 31, 2025 includes transaction costs of $0.2 million.
The following table summarizes the depreciation, depletion and amortization and capital expenditures of our New Zealand operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Depreciation, depletion and amortization	—	$4,334
Capital expenditures	—	2,654

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

4.    SEGMENT AND GEOGRAPHICAL INFORMATION
As of March 31, 2026, Rayonier operated in four reportable segments: Southern Timber, Northwest Timber, Wood Products and Real Estate.
On January 30, 2026, we completed the merger with PotlatchDeltic Corporation, which added the Wood Products segment and expanded the geographic scope of our Pacific Northwest Timber segment, renamed Northwest Timber to reflect the addition of Idaho timberland assets. The Wood Products segment manufactures and sells lumber, plywood, and residual products at seven mills located in Arkansas, Idaho, Michigan and Minnesota. The segment’s products are largely commodity products, which are sold through our sales team to end users, retailers or wholesalers for nationwide distribution primarily for use in homebuilding, repair and remodeling, industrial products and other construction activity. Our Southern Timber and Northwest Timber segments supply a portion of the Wood Products segment’s wood fiber needs, which typically represents a sizable portion of the Southern Timber and Northwest Timber segments’ total revenues. Intersegment sales are based on estimated fair market value and are eliminated in consolidation.
The operations of our former New Zealand Timber segment are classified as discontinued operations in the prior-year comparative periods. See Note 3 — Discontinued Operations for additional information.
The chief operating decision maker (“CODM”), the Chief Executive Officer, evaluates segment operating performance based on Adjusted Earnings before Interest, Taxes, Depreciation, Depletion and Amortization (“Adjusted EBITDA”) to make decisions about allocating resources and assessing performance. Total assets by segment are not disclosed as they are not used by the CODM for resource allocation or performance assessment.
Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of land and improved development, non-operating income and expense, costs related to the merger with PotlatchDeltic, an inventory purchase price adjustment in cost of sales, income from operations of discontinued operations, restructuring charges, and Large Dispositions.
We believe that Operating (loss) income, as defined by U.S. GAAP, is the most appropriate earnings measurement for reconciling Adjusted EBITDA. Adjusted EBITDA should not be considered as an alternative to Operating loss as determined in accordance with U.S. GAAP. Operating (loss) income as presented in the Consolidated Statements of Income and Comprehensive Income (Loss) includes the results of both reportable segments and corporate activities. Segment Operating income (loss) represents the operating results of the company’s reportable segments only and does not include corporate-level amounts. As a result, segment Operating income (loss) may differ from the total Operating income (loss) reported in the consolidated financial statements.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables summarize the segment information for the three months ended March 31, 2026 and 2025:

Three Months Ended	Southern Timber	Northwest Timber	Wood Products	Real Estate	Total
March 31, 2026
Sales from external customers	$81,052	$27,469	$108,483	$59,783	$276,787
Intersegment revenue (a)	7,641	4,599	—	—	12,240
Total sales	$88,693	$32,068	$108,483	$59,783	$289,027
Costs and Expenses
Freight, logging and hauling	(30,331)	(16,128)	(13,176)	—	(59,635)
Fiber costs	—	—	(49,304)	—	(49,304)
Manufacturing costs	—	—	(40,842)	—	(40,842)
Finished goods inventory change	—	—	2,372	—	2,372
Depreciation, depletion and amortization	(33,114)	(9,031)	(6,666)	(6,863)	(55,674)
Non-cash cost of land and improved development	—	—	—	(11,985)	(11,985)
Other costs and expenses (b)	(12,854)	(7,358)	(1,891)	(13,563)	(35,666)
Reportable segment operating income (loss)	$12,394	($449)	($1,024)	$27,372	$38,293
Add: Depreciation, depletion and amortization	33,114	9,031	6,666	6,863	55,674
Add: Non-cash cost of land and improved development	—	—	—	11,985	11,985
Add: Inventory purchase price adjustment in cost of sales (c)	—	—	1,153	—	1,153
Reportable segment adjusted EBITDA	$45,508	$8,582	$6,795	$46,220	$107,105

Reconciliation of reportable segment results to consolidated loss before taxes
All other EBITDA (d)					($11,771)
Intersegment eliminations (e)					(1,207)
Interest, net and miscellaneous expense					(7,145)
Depreciation, depletion and amortization					(56,240)
Non-cash cost of land and improved development					(11,985)
Non-operating income					854
Costs related to the merger with PotlatchDeltic (f)					(70,402)
Inventory purchase price adjustment in cost of sales (c)					(1,153)
Loss from Continuing Operations Before Income Taxes					($51,944)
Income tax benefit (g)					39,430
Net Loss					($12,514)

(a)Intersegment revenue reflects logs sold from the Timber segments to Wood Products.
(b)Other costs and expenses for each reportable segment primarily includes other direct and indirect cost of sales and selling and general expenses.
(c)Inventory purchase price adjustment in cost of sales reflects a non-cash, one-time charge reflecting the excess of fair value over PotlatchDeltic’s historical cost on acquired finished goods inventory sold post-closing. The inventory purchase price adjustment is recorded within the Consolidated Statements of Income and Comprehensive Income (Loss) under the caption “Cost of sales.”
(d)All other EBITDA includes corporate and other expenses.
(e)Intersegment eliminations reflects the elimination of profit on log sales from the Timber segments to Wood Products that remain in inventory at the end of the period.
(f)Costs related to the merger with PotlatchDeltic include professional services fees, employee-related costs, accelerated stock-based compensation, and other integration-related costs incurred in connection with the merger, which closed on January 30, 2026. Costs related to the merger with PotlatchDeltic are recorded within the Consolidated Statements of Income and Comprehensive Income (Loss) under the caption “Other operating expense, net.”
(g)Includes a $40.3 million tax benefit from our valuation allowance release. See Note 22 — Income Taxes for additional information.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Three Months Ended	Southern Timber	Northwest Timber	Wood Products	Real Estate	Total
March 31, 2025
Sales	$50,944	$21,811	—	$10,167	$82,922
Costs and Expenses
Freight, logging and hauling	(12,521)	(9,358)	—	—	(21,879)
Depreciation, depletion and amortization	(16,899)	(5,606)	—	(564)	(23,069)
Non-cash cost of land and improved development	—	—	—	(2,399)	(2,399)
Other costs and expenses (a)	(11,374)	(6,553)	—	(8,154)	(26,081)
Reportable segment operating income (loss)	$10,150	$294	—	($950)	$9,494
Add: Depreciation, depletion and amortization	16,899	5,606	—	564	23,069
Add: Non-cash cost of land and improved development	—	—	—	2,399	2,399
Reportable segment adjusted EBITDA	$27,049	$5,900	—	$2,013	$34,962

Reconciliation of reportable segment results to consolidated loss before taxes
All other EBITDA (b)					($7,901)
Interest, net and miscellaneous expense					(3,518)
Depreciation, depletion and amortization					(23,493)
Non-cash cost of land and improved development					(2,399)
Non-operating expense (c)					(1,842)
Restructuring charges (d)					(1,110)
Loss from Continuing Operations Before Income Taxes					($5,301)
Income tax expense					(291)
Loss from Continuing Operations					($5,592)
Income from operations of discontinued operations, net of tax					2,507
Net Loss					($3,085)

(a)Other costs and expenses for each reportable segment primarily includes other direct and indirect cost of sales and selling and general expenses.
(b)All other EBITDA includes general corporate expenses.
(c)Non-operating expense includes $1.7 million of net costs associated with legal settlements. Net costs associated with legal settlements are recorded within the Consolidated Statements of Income (Loss) under the caption “Other miscellaneous income (expense), net.”
(d)Restructuring charges include severance costs related to workforce optimization initiatives. Restructuring charges are recorded within the Consolidated Statements of Income and Comprehensive Income (Loss) under the caption “Other operating expense, net.”

	Three Months Ended March 31,
	2026	2025
Capital Expenditures (a)
Southern Timber	$13,975	$9,615
Northwest Timber	4,010	2,366
Wood Products	2,434	—
Real Estate	13	42
Total Capital Expenditures	$20,432	$12,023

(a)Excludes real estate development investments of $4.5 million and $4.1 million in the three months ended March 31, 2026 and 2025, respectively.

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
Unsatisfied performance obligations as of March 31, 2026 primarily consist of advances on stumpage contracts, unearned license revenue, unearned carbon capture and storage revenue, hunting and other access rights on our timberlands, payments received for shipments where control of goods have not transferred, member related activities at an owned country club and certain post-close obligations for real estate sales. Of these performance obligations, $26.3 million is expected to be recognized within the next twelve months, with the remaining $14.2 million expected to be recognized thereafter as we satisfy our performance obligations. We generally collect payment within one year of satisfying a performance obligation; therefore, we have elected the practical expedient not to adjust revenue for a financing component.
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
The following table summarizes revenue recognized during the three months ended March 31, 2026 and 2025 that was included in the contract liability balance at the beginning of each year:

	Three Months Ended March 31,
	2026	2025
Revenue recognized from contract liability balance at the beginning of the year (a)	$8,096	$9,089

(a)    Revenue recognized during the three months ended March 31, 2026, from contract liabilities at the beginning of the year excludes amounts related to PotlatchDeltic Corporation, as the merger was completed on January 30, 2026, and PotlatchDeltic’s contract liabilities were not included in our contract liability balance as of December 31, 2025.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables present our revenue from contracts with customers disaggregated by product type for the three months ended March 31, 2026 and 2025:

Three Months Ended	Southern Timber	Northwest Timber	Wood Products	Real Estate	Elim.	Total
March 31, 2026
Pulpwood	$23,219	$1,755	—	—	—	$24,974
Sawtimber	42,388	24,340	—	—	—	66,728
Hardwood	1,621	—	—	—	—	1,621
Total Timber Sales	67,228	26,095	—	—	—	93,323
License Revenue, Primarily from Hunting	7,637	274	—	—	—	7,911
Land-Based Solutions (a)	3,593	2	—	—	—	3,595
Other Non-Timber Revenue	2,594	1,098	—	—	—	3,692
Total Non-Timber Sales	13,824	1,374	—	—	—	15,198
Lumber	—	—	87,197	—	—	87,197
Plywood/Residual/Other	—	—	21,286	—	—	21,286
Total Wood Products Sales	—	—	108,483	—	—	108,483
Improved Development	—	—	—	6,588	—	6,588
Rural	—	—	—	49,431	—	49,431
Deferred Revenue/Other (b)	—	—	—	3,499	—	3,499
Total Real Estate Sales	—	—	—	59,518	—	59,518

Revenue from Contracts with Customers	81,052	27,469	108,483	59,518	—	276,522
Lease Revenue	—	—	—	265	—	265
Intersegment (c)	7,641	4,599	—	—	(12,240)	—
Total Revenue	$88,693	$32,068	$108,483	$59,783	($12,240)	$276,787

Three Months Ended	Southern Timber	Northwest Timber	Wood Products	Real Estate	Elim.	Total
March 31, 2025
Pulpwood	$19,798	$1,265	—	—	—	$21,063
Sawtimber	20,565	19,106	—	—	—	39,671
Hardwood	1,529	—	—	—	—	1,529
Total Timber Sales	41,892	20,371	—	—	—	62,263
Trading	—	407	—	—	—	407
License Revenue, Primarily from Hunting	5,235	91	—	—	—	5,326
Land-Based Solutions (a)	2,755	30	—	—	—	2,785
Other Non-Timber Revenue	1,062	912	—	—	—	1,974
Total Non-Timber Sales	9,052	1,440	—	—	—	10,492
Improved Development	—	—	—	3,294	—	3,294
Rural	—	—	—	5,274	—	5,274
Deferred Revenue/Other (b)	—	—	—	1,290	—	1,290
Total Real Estate Sales	—	—	—	9,858	—	9,858

Revenue from Contracts with Customers	50,944	21,811	—	9,858	—	82,613
Lease Revenue	—	—	—	309	—	309
Total Revenue	$50,944	$21,811	—	$10,167	—	$82,922

(a)    Consists primarily of sales from carbon capture and storage (“CCS”) and solar energy contracts.
(b)    Includes deferred revenue adjustments, builder price participation and other fees related to Improved Development sales, as well as revenue from our country club operations.
(c)    Intersegment revenues represent logs sold from the Timber segments to Wood Products.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table presents our timber sales disaggregated by contract type for the three months ended March 31, 2026 and 2025:

Three Months Ended	Southern Timber	Northwest Timber	Total
March 31, 2026
Stumpage Pay-as-Cut	$22,812	—	$22,812
Stumpage Lump Sum	1,815	689	2,504
Total Stumpage	24,627	689	25,316

Delivered Wood (Domestic)	42,601	25,406	68,007
Total Delivered	42,601	25,406	68,007

Total Timber Sales	$67,228	$26,095	$93,323

March 31, 2025
Stumpage Pay-as-Cut	$17,982	—	$17,982
Stumpage Lump Sum	426	1,150	1,576
Total Stumpage	18,408	1,150	19,558

Delivered Wood (Domestic)	23,484	19,178	42,662
Delivered Wood (Export)	—	43	43
Total Delivered	23,484	19,221	42,705

Total Timber Sales	$41,892	$20,371	$62,263

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
Due to the sale of the New Zealand subsidiary, we deconsolidated its balance sheet as of June 30, 2025, and its results of operations through the sale date have been classified as discontinued operations in our Consolidated Statements of Income and Comprehensive Income (Loss). See Note 3 — Discontinued Operations for additional information.
NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP
Noncontrolling interests in the Operating Partnership represent the third-party ownership of Redeemable Operating Partnership Units (“OP Units”). Net loss attributable to these noncontrolling interests is calculated based on the weighted average OP Units outstanding during the period as a percentage of the total weighted average units outstanding to the Operating Partnership’s net loss for the period.
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
The following table sets forth the Company’s noncontrolling interests in the Operating Partnership:

	Three Months Ended March 31,
	2026	2025
Beginning noncontrolling interests in the Operating Partnership	$40,463	$51,843
Adjustment of noncontrolling interests in the Operating Partnership	(1)	7,022
Conversions of OP Units to common shares	(14)	(28)
Net loss attributable to noncontrolling interests in the Operating Partnership	(82)	(46)
Other comprehensive income (loss) attributable to noncontrolling interests in the Operating Partnership	14	(53)
Distributions to noncontrolling interests in the Operating Partnership	(437)	(568)
Total noncontrolling interests in the Operating Partnership	$39,943	$58,170

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

7.    (LOSS) EARNINGS PER SHARE AND PER UNIT
Basic (loss) earnings per common share (“EPS”) is calculated by dividing net income (loss) attributable to Rayonier Inc. by the weighted average number of common shares outstanding. Diluted EPS is calculated by dividing net income attributable to Rayonier Inc., before net income attributable to noncontrolling interests (“NCI”) in the Operating Partnership by the weighted average number of common shares outstanding adjusted to include the potentially dilutive effect of outstanding performance shares, restricted stock units, noncontrolling interests in Operating Partnership units and contingently issuable shares and units.
The following table provides details of the calculation of basic (loss) earnings per common share of the Company:

	Three Months Ended March 31,
	2026	2025
Basic (loss) earnings per common share
Numerator:
Net loss from continuing operations	($12,514)	($5,592)
Less: Net loss from continuing operations attributable to NCI in the Operating Partnership	82	74
Net loss from continuing operations attributable to Rayonier Inc.	($12,432)	($5,518)

Net income from discontinued operations	—	$2,507
Less: Net income from discontinued operations attributable to NCI in the Operating Partnership	—	(28)
Less: Net income from discontinued operations attributable to NCI in consolidated affiliates	—	(385)
Net income from discontinued operations attributable to Rayonier Inc.	—	$2,094

Net loss	($12,514)	($3,085)
Less: Net loss attributable to NCI in the Operating Partnership	82	46
Less: Net income attributable to NCI in consolidated affiliates	—	(385)
Net loss attributable to Rayonier Inc.	($12,432)	($3,424)

Denominator:
Denominator for basic (loss) earnings per common share - weighted average shares	255,954,391	153,677,854

Basic (loss) earnings per common share attributable to Rayonier Inc.:
Continuing operations	($0.05)	($0.04)
Discontinued operations	—	$0.01
Basic loss per common share	($0.05)	($0.02)

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table provides details of the calculation of diluted (loss) earnings per common share of the Company:

	Three Months Ended March 31,
	2026	2025
Diluted (loss) earnings per common share
Numerator:
Net loss from continuing operations	($12,514)	($5,592)
Less: Net loss from continuing operations attributable to NCI in the Operating Partnership (a)	82	74
Net loss from continuing operations attributable to Rayonier Inc. used for determining diluted loss per common share	($12,432)	($5,518)

Net income from discontinued operations	—	$2,507
Less: Net income from discontinued operations attributable to NCI in the Operating Partnership (a)	—	(28)
Less: Net income from discontinued operations attributable to NCI in consolidated affiliates	—	(385)
Net income from discontinued operations attributable to Rayonier Inc. used for determining diluted earnings per common share	—	$2,094

Net loss	($12,514)	($3,085)
Less: Net loss attributable to NCI in the Operating Partnership (a)	82	46
Less: Net income attributable to NCI in consolidated affiliates	—	(385)
Net loss attributable to Rayonier Inc. used for determining diluted loss per common share	($12,432)	($3,424)

Denominator:
Denominator for diluted (loss) earnings per common share - weighted average shares (b)	255,954,391	153,677,854

Diluted (loss) earnings per common share attributable to Rayonier Inc.:
Continuing operations	($0.05)	($0.04)
Discontinued operations	—	$0.01
Diluted loss per common share	($0.05)	($0.02)

	Three Months Ended March 31,
	2026	2025
Anti-dilutive shares excluded from the computations of diluted (loss) earnings per common share:
Performance shares, restricted stock units, noncontrolling interests in Operating Partnership units, and contingently issuable shares and units from special dividend (b)	2,638,830	5,019,873

(a)For the quarters ended March 31, 2026 and 2025, net loss attributable to NCI in the Operating Partnership was included in the numerator for diluted (loss) earnings attributable to Rayonier Inc. due to a loss from continuing operations.
(b)For the quarters ended March 31, 2026 and 2025, the effect of anti-dilutive securities related to performance shares, restricted stock units and contingently issuable shares and units from the special dividend were not included in the denominator of calculating diluted (loss) earnings per share due to a loss from continuing operations. Also, as a result of the net loss from continuing operations attributable to Rayonier Inc. during the three months ended March 31, 2026 and 2025, the incremental shares related to noncontrolling interests in Operating Partnership units were excluded from the denominator of diluted (loss) earnings per share.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Basic (loss) earnings per unit (“EPU”) is calculated by dividing net income (loss) available to unitholders of Rayonier, L.P. by the weighted average number of units outstanding. Diluted EPU is calculated by dividing net income available to unitholders of Rayonier, L.P. by the weighted average number of units outstanding adjusted to include the potentially dilutive effect of outstanding unit equivalents, including performance shares, restricted stock units and contingently issuable shares and units.
The following table provides details of the calculation of basic (loss) earnings per unit of the Operating Partnership:

	Three Months Ended March 31,
	2026	2025
Basic (loss) earnings per unit
Numerator:
Net loss from continuing operations available to unitholders	($12,514)	($5,592)

Net income from discontinued operations	—	$2,507
Less: Net income from discontinued operations attributable to NCI in consolidated affiliates	—	(385)
Net income from discontinued operations available to unitholders	—	$2,122

Net loss	($12,514)	($3,085)
Less: Net income attributable to NCI in consolidated affiliates	—	(385)
Net loss available to unitholders	($12,514)	($3,470)

Denominator:
Denominator for basic (loss) earnings per unit - weighted average units	257,636,937	155,731,594

Basic (loss) earnings per unit attributable to Rayonier, L.P.:
Continuing operations	($0.05)	($0.04)
Discontinued operations	—	$0.01
Basic loss per unit	($0.05)	($0.02)

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table provides details of the calculation of diluted (loss) earnings per unit of the Operating Partnership:

	Three Months Ended March 31,
	2026	2025
Diluted (loss) earnings per unit
Numerator:
Net loss from continuing operations available to unitholders	($12,514)	($5,592)

Net income from discontinued operations	—	$2,507
Less: Net income from discontinued operations attributable to NCI in consolidated affiliates	—	(385)
Net income from discontinued operations available to unitholders	—	$2,122

Net loss	($12,514)	($3,085)
Less: Net income attributable to NCI in consolidated affiliates	—	(385)
Net loss available to unitholders	($12,514)	($3,470)

Denominator:
Denominator for diluted (loss) earnings per unit - weighted average units (a)	257,636,937	155,731,594

Diluted (loss) earnings per unit attributable to Rayonier, L.P.:
Continuing operations	($0.05)	($0.04)
Discontinued operations	—	$0.01
Diluted loss per unit	($0.05)	($0.02)

	Three Months Ended March 31,
	2026	2025
Anti-dilutive unit equivalents excluded from the computations of diluted (loss) earnings per unit:
Performance shares, restricted stock units, and contingently issuable shares and units from special dividend (a)	956,284	2,966,133

(a)For the quarters ended March 31, 2026 and 2025, the effect of anti-dilutive securities related to performance shares, restricted stock units and contingently issuable shares and units from the special dividend were not included in the denominator of calculating diluted (loss) earnings per unit due to a loss from continuing operations.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

8.    DEBT
Our debt consisted of the following at March 31, 2026:

March 31, 2026
Debt
Senior Notes due 2031 at a fixed interest rate of 2.75%	$450,000
2015 Term Loan borrowings due 2028 at a variable interest rate of 5.25%	200,000
2016 Incremental Term Loan due 2026 at a variable interest rate of 5.40%	200,000
2021 Incremental Term Loan due 2029 at a variable interest rate of 5.57%	200,000
Debt assumed in the PotlatchDeltic merger (January 30, 2026)
Term Loan M due 2029 at a variable interest rate of 5.37%	150,000
Term Loan Q due 2027 at a variable interest rate of 5.67%	138,750
Term Loan R due 2030 at a variable interest rate of 5.67%	138,750
Term Loan W due 2034 at a variable interest rate of 5.95%	100,000
Term Loan X due 2035 at a variable interest rate of 5.95%	100,000
Term Loan K due 2028 at a variable interest rate of 5.71%	65,000
Term Loan O due 2030 at a variable interest rate of 5.95%	46,000
Term Loan N due 2029 at a variable interest rate of 5.36%	40,000
Term Loan P due 2031 at a variable interest rate of 5.87%	40,000
Term Loan S due 2032 at a variable interest rate of 5.97%	40,000
Term Loan T due 2033 at a variable interest rate of 5.97%	40,000
Term Loan U due 2032 at a variable interest rate of 5.85%	38,000
Term Loan V due 2033 at a variable interest rate of 5.90%	38,000
Term Loan L due 2028 at a variable interest rate of 5.71%	35,000
Total principal debt	2,059,500
Less: Current maturities of long-term debt, net of deferred financing costs of $4	(199,996)
Less: Unamortized discounts	(1,989)
Less: Deferred financing costs	(2,464)
Total long-term debt, net	$1,855,051
Principal payments due during the next five years and thereafter are as follows:

Total
2026	$200,000
2027	138,750
2028	300,000
2029	390,000
2030	184,750
Thereafter	846,000
Total debt	$2,059,500
2026 DEBT ACTIVITY
During the three months ended March 31, 2026, we made no borrowings on our Revolving Credit Facility. At March 31, 2026, we had available capacity of $198.8 million under the Revolving Credit Facility, net of $1.2 million reserved to securing outstanding letters of credit.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Repayment of 2016 Incremental Term Loan
On April 28, 2026, the $200.0 million 2016 Incremental Term Loan matured and was repaid in full with cash on hand.
LONG-TERM DEBT ASSUMED IN THE POTLATCHDELTIC CORPORATION MERGER
On January 30, 2026, in connection with the merger, we entered into the Second Amended and Restated Credit Agreement, assuming fifteen variable-rate term loans of PotlatchDeltic Corporation (Term Loans I through X, excluding Term Loan J) with $1,037.0 million in aggregate principal at closing. These loans bear interest at Adjusted 1-Month Term SOFR, 1-Month Term SOFR, or Daily Simple SOFR plus margins of 1.59% to 2.30% and mature between 2027 and 2035. Also at closing, Term Loan I (principal of $27.5 million, due February 1, 2026) was repaid in full with cash on hand, and PotlatchDeltic's $300.0 million undrawn revolving credit facility was terminated.
Effective fixed rates below reflect the contractual rate, interest rate swaps, and estimated patronage payments on variable-rate debt outstanding as of March 31, 2026:

Debt	Periodic Interest Rate	Effective Fixed Interest Rate (a)
Pre-existing Debt
2015 Term Loan	Daily Simple SOFR + 1.60%	2.11%
2016 Incremental Term Loan	Daily Simple SOFR + 1.75%	2.96%
2021 Incremental Term Loan	Daily Simple SOFR + 1.92%	1.70%
Debt Assumed in the PotlatchDeltic Merger (January 30, 2026)
Term Loan M (b)	Adj. 1-Month Term SOFR + 1.60%	0.98%
Term Loan Q	1-Month Term SOFR + 2.00%	1.48%
Term Loan R (b)	1-Month Term SOFR + 2.00%	1.62%
Term Loan W (b)	Daily Simple SOFR + 2.30%	3.24%
Term Loan X (b)	Daily Simple SOFR + 2.30%	2.99%
Term Loan K (b)	Adj. 1-Month Term SOFR + 1.94%	3.66%
Term Loan O (b)	Adj. 1-Month Term SOFR + 2.18%	1.96%
Term Loan N (b)	Adj. 1-Month Term SOFR + 1.59%	1.82%
Term Loan P	Adj. 1-Month Term SOFR + 2.10%	1.95%
Term Loan S (b)	1-Month Term SOFR + 2.30%	2.23%
Term Loan T (b)	1-Month Term SOFR + 2.30%	2.30%
Term Loan U (b)	Daily Simple SOFR + 2.20%	2.99%
Term Loan V (b)	Daily Simple SOFR + 2.25%	3.23%
Term Loan L (b)	Adj. 1-Month Term SOFR + 1.94%	3.66%

(a)Effective interest rate is after consideration of interest rate swaps and estimated patronage.
(b)The applicable margin is subject to periodic adjustment based on the lender’s actual cost of funds for each funding period.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

PATRONAGE REFUNDS AND INTEREST RATE SWAPS
Our term credit facilities, including the term loans assumed in the PotlatchDeltic merger, are held by Farm Credit System lenders and provide for annual patronage refunds, which are profit distributions made by the lending cooperative to its member-borrowers. We account for patronage refunds as a reduction to interest expense in the period the amounts are earned and become reasonably estimable.
We have also entered into interest rate swap agreements that fix the variable-rate exposure on the entirety of our outstanding term debt, including all term debt assumed in the PotlatchDeltic merger. See Note 9 — Derivative Financial Instruments and Hedging Activities for additional information.
DEBT COVENANTS
In connection with our Second Amended and Restated Credit Agreement, we are subject to certain restrictive covenants. The most significant financial covenants, which are calculated on a trailing 12-month basis as of March 31, 2026, are summarized below:

	Covenant Requirement	Actual Ratio	Favorable
Covenant EBITDA to consolidated interest expense shall not be less than	2.5 to 1	7.4 to 1	4.9
Covenant debt to covenant net worth plus covenant debt shall not exceed	65%	30%	35%
    In addition to the financial covenants listed above, our senior notes and credit facilities include customary covenants that limit the incurrence of debt and the disposition of assets, among others. At March 31, 2026, we were in compliance with all applicable covenants under our debt agreements.
9.    DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
RISK MANAGEMENT OBJECTIVE AND STRATEGY
We are exposed to market risk from changes in benchmark interest rates on our variable-rate term loans. To manage this exposure, we use variable-to-fixed interest rate swaps designated as cash flow hedges to convert floating-rate interest payments into fixed rate payments and reduce the variability of cash flows attributable to interest rate movements. We do not use derivative financial instruments for speculative or trading purposes. As of March 31, 2026, all outstanding derivatives are interest rate swaps designated as cash flow hedges.
POTLATCHDELTIC MERGER — ACQUIRED HEDGING INSTRUMENTS
In connection with the January 30, 2026 merger with PotlatchDeltic, we acquired 18 pay-fixed / receive-floating interest rate swaps with an aggregate notional amount of $1,037.0 million (the “PotlatchDeltic Merger Swaps”). One swap with a notional amount of $27.5 million matured on February 1, 2026, leaving 17 swaps with an aggregate notional amount of $1,009.5 million outstanding as of March 31, 2026. The acquired swaps were recorded at fair value on the acquisition date and concurrently re-designated as cash flow hedges of forecasted variable-rate interest payments on the assumed loans under our Second Amended and Restated Credit Agreement. The acquisition-date fair value is being amortized to interest expense over the remaining swap terms, such that hedge accounting reflects only changes in fair value subsequent to re-designation in accumulated other comprehensive income (“AOCI”). All re-designated hedging relationships were determined to be highly effective as of January 30, 2026 and as of March 31, 2026.
ACCOUNTING FOR DERIVATIVES
We record derivatives as assets or liabilities in the Consolidated Balance Sheets in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). Gains and losses on derivatives designated and qualifying as cash flow hedges are recorded in AOCI and reclassified into earnings when the hedged transaction affects earnings. For derivatives not designated as hedges, changes in fair value are recognized immediately in earnings. Upon de-designation, the AOCI balance is reclassified into earnings over the original term of the forecasted transaction if the transaction remains probable, or immediately if probability is no longer met. As of March 31, 2026, all outstanding derivative instruments qualify for hedge accounting.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

INTEREST RATE SWAPS
The hedged forecasted transactions are the monthly variable-rate interest payments on the Company’s combined post-merger loan portfolio, assessed on an aggregate basis for purposes of the ASC 815-20 notional adequacy (over-hedging) assessment. As of March 31, 2026, we are hedging exposure to variability in future cash flows on forecasted interest payments over a maximum period of approximately nine years.
The following table contains information on the outstanding interest rate swaps as of March 31, 2026:

Outstanding Interest Rate Swaps (a)
Date Entered Into / Acquired	Years to Maturity	Notional Amount	Related Debt Facility	Fixed Rate of Swap	Bank Margin on Debt	Total Effective Interest Rate (b)
Hedging Instruments
April 2016	< 1 year	$100,000	2016 Incremental Term Loan	1.50%	1.75%	3.25%
April 2016	< 1 year	100,000	2016 Incremental Term Loan	1.51%	1.75%	3.26%
February 2022	3 years	200,000	2021 Incremental Term Loan	0.67%	1.92%	2.59%
August 2024	2 years	100,000	2015 Term Loan	0.78%	1.60%	2.38%
August 2024	2 years	50,000	2015 Term Loan	0.64%	1.60%	2.24%
August 2024	2 years	50,000	2015 Term Loan	3.29%	1.60%	4.89%
Hedging Instruments Acquired in the PotlatchDeltic Merger (January 30, 2026)
January 2026	1 year	138,750	Term Loan Q	0.50%	2.00%	2.50%
January 2026	2 years	65,000	Term Loan K	2.79%	1.94%	4.73%
January 2026	2 years	35,000	Term Loan L	2.79%	1.94%	4.73%
January 2026	3 years	150,000	Term Loan M	0.43%	1.60%	2.03%
January 2026	4 years	40,000	Term Loan N	1.26%	1.59%	2.85%
January 2026	4 years	138,750	Term Loan R	0.66%	2.00%	2.66%
January 2026	5 years	23,000	Term Loan O	0.87%	2.18%	3.05%
January 2026	5 years	23,000	Term Loan O	0.87%	2.18%	3.05%
January 2026	6 years	20,000	Term Loan P	0.93%	2.10%	3.03%
January 2026	6 years	20,000	Term Loan P	0.93%	2.10%	3.03%
January 2026	7 years	20,000	Term Loan S	0.98%	2.30%	3.28%
January 2026	7 years	20,000	Term Loan S	0.97%	2.30%	3.27%
January 2026	7 years	38,000	Term Loan U	1.82%	2.20%	4.02%
January 2026	8 years	38,000	Term Loan V	2.02%	2.25%	4.27%
January 2026	8 years	40,000	Term Loan T	1.05%	2.30%	3.35%
January 2026	9 years	100,000	Term Loan W	1.98%	2.30%	4.28%
January 2026	9 years	100,000	Term Loan X	1.81%	2.30%	4.11%
Total Notional		$1,609,500

(a)All interest rate swaps are designated as cash flow hedges and qualify for hedge accounting.
(b)Rate is before estimated patronage payments.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

IMPACT ON THE CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
The following table presents the pre-tax impact of our derivatives on the Consolidated Statements of Income and Comprehensive Income (Loss) for the three months ended March 31, 2026 and 2025:

		Three Months Ended March 31,
	Income Statement Location	2026	2025
Derivatives designated as cash flow hedges:
Interest rate products	Other comprehensive income (loss), relating to continuing operations	$6,282	($4,247)
	Interest expense, net	(4,010)	(4,511)
	Total interest expense, net, as reported on the Consolidated Statements of Income and Comprehensive Income (Loss)	(14,301)	(6,394)

AMOUNT EXPECTED TO BE RECLASSIFIED FROM AOCI INTO EARNINGS IN THE NEXT 12 MONTHS
During the next 12 months, the amount of the AOCI balance, net of tax, expected to be reclassified into earnings is a gain of approximately $12.7 million. These reclassified amounts are expected to offset variable interest rate payments to debt holders, resulting in no net impact on our earnings or cash flows.
NOTIONAL AMOUNTS
The following table contains the notional amounts of the derivative financial instruments recorded in the Consolidated Balance Sheets at March 31, 2026 and December 31, 2025:

	Notional Amount
	March 31, 2026	December 31, 2025
Derivatives designated as cash flow hedges:
Interest rate swaps (a)	$1,609,500	$600,000

(a)    The period-over-period increase in notional outstanding of $1,009,500 is attributable to the 17 PotlatchDeltic Merger Swaps re-designated as cash flow hedges on January 30, 2026.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

FAIR VALUES

    The following table contains the fair values of the derivative financial instruments recorded in the Consolidated Balance Sheets at March 31, 2026 and December 31, 2025. The Company classifies the fair value of its derivative instruments as current or non-current based on the contractual settlement timing of each individual derivative:

	Location on Balance Sheet	Fair Value Assets (Liabilities) (a)
		March 31, 2026	December 31, 2025
Derivatives designated as cash flow hedges:
Interest rate swaps
	Other current assets	$356	$1,404
	Other assets	124,515	25,438
Total derivative assets		$124,871	$26,842

	Other non-current liabilities	—	($23)
Total derivative liabilities		—	($23)

(a)    See Note 10 — Fair Value Measurements for further information on the fair value of our derivatives including their classification within the fair value hierarchy.
OFFSETTING DERIVATIVES
We present derivative financial instruments at their gross fair values in the Consolidated Balance Sheets. Our derivatives are not subject to master netting arrangements that permit a right of offset, and no collateral has been received from, or pledged to, counterparties under any of the outstanding interest rate swap agreements.
CREDIT RISK CONTINGENT FEATURES
Our interest rate swap agreements are executed under ISDA Master Agreements that contain customary credit-risk-related provisions that permit the counterparty to terminate the swap and require settlement at the net liability position upon a default on our underlying senior indebtedness. As of March 31, 2026, no derivative instruments containing such features were in a net liability position.
COUNTERPARTY CREDIT RISK
Counterparties to the Company's interest rate swap agreements are investment-grade commercial banks and Farm Credit System institutions, and the Company monitors counterparty credit quality on an ongoing basis. The Company does not consider its exposures to any individual counterparty to represent a significant concentration of credit risk.

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
The following table presents the carrying amount and estimated fair values of our financial instruments as of March 31, 2026 and December 31, 2025, using market information valuation methodologies we believe are appropriate under GAAP:

	March 31, 2026			December 31, 2025
Asset (Liability) (a)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$681,660	$681,660	—	$842,944	$842,944	—
Restricted cash, non-current (b)	495	495	—	495	495	—
Current maturities of long-term debt (c)	(199,996)	—	(200,000)	(199,982)	—	(200,000)
Long-term debt (c)	(1,855,051)	—	(1,814,320)	(845,335)	—	(806,080)
Interest rate swaps (d)	124,871	—	124,871	26,819	—	26,819
Noncontrolling interests in the Operating Partnership (e)	39,943	—	34,688	40,463	—	36,435

(a)We did not have Level 3 assets or liabilities at March 31, 2026 or December 31, 2025.
(b)Restricted cash includes cash held in escrow. See Note 24 — Restricted Cash for additional information.
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
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

11.    COMMITMENTS
At March 31, 2026, future minimum payments under non-cancellable commitments were as follows. Amounts include the obligations assumed in connection with the PotlatchDeltic merger. Lease and long-term debt obligations are excluded below and presented in Note 17 — Leases and Note 8 — Debt, respectively.

	Environmental Remediation (a)	Real Estate Projects (b)	Cutting Contracts (c)	Commitments (d)	Total
2026	$5,338	$34,546	$6,800	$15,402	$62,086
2027	897	36,311	8,397	7,919	53,524
2028	487	14,578	3,483	3,462	22,010
2029	379	2,096	1,643	2,335	6,453
2030	340	4,446	604	1,264	6,654
Thereafter	2,118	4,112	728	5,956	12,914
	$9,559	$96,089	$21,655	$36,338	$163,641

(a)Primarily represents our estimate of potential liability associated with environmental contamination and Natural Resource Damages (NRD) in Port Gamble, Washington. See Note 13 — Environmental and Natural Resource Damage Liabilities for additional information.
(b)Primarily consists of payments expected to be made on our real estate development projects.
(c)Consists of payments expected to be made under timber cutting contracts to supply logs to the Company’s Wood Product’s manufacturing facilities.
(d)Includes other purchase obligations.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

13.    ENVIRONMENTAL AND NATURAL RESOURCE DAMAGE LIABILITIES
We are subject to federal and state environmental laws that impose liability on current and former property owners for cleanup, restoration, and natural resource damages (“NRD”) generally on a strict-liability basis. For a description of the legal framework governing these obligations, see Note 13 — Environmental and Natural Resource Damage Liabilities in our 2025 Form 10-K.
Changes in environmental and NRD liabilities from December 31, 2025 to March 31, 2026 are shown below:

	Port Gamble, WA	Other Sites	Total
Non-current portion at December 31, 2025	$6,089	—	$6,089
Plus: Current portion	3,181	—	3,181
Total Balance at December 31, 2025	9,270	—	9,270
Liabilities assumed in the merger with PotlatchDeltic	—	679	679
Expenditures charged to liabilities	(176)	(33)	(209)
Decrease to liabilities (a)	(181)	—	(181)
Total Balance at March 31, 2026	8,913	646	9,559
Less: Current portion	(5,439)	(218)	(5,657)
Non-current portion at March 31, 2026	$3,474	$428	$3,902

(a)The decrease in liabilities resulted from revised environmental and NRD cost estimates recognized during the three months ended March 31, 2026.
Port Gamble, Washington
Upland mill site cleanup is complete, and NRD restoration is expected to conclude within the next year. The remaining liability primarily reflects estimated costs of completing the NRD restoration and long-term monitoring of the bay, mill site, and landfills, which is expected to continue for an additional 15 to 20 years. It is reasonably possible the recorded liability may increase as restoration progresses due to changes in scope, field conditions, or regulatory requirements. Monitoring obligations may also extend in duration or scope over the multi-decade monitoring period. We do not expect any loss in excess of amounts accrued to be material to our consolidated financial position or liquidity. See Note 11 — Commitments.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

14.    GUARANTEES
We provide financial guarantees as required by creditors, insurance programs, and various governmental agencies.
As of March 31, 2026, the following financial guarantees were outstanding:

Financial Commitments (a)	Maximum Potential Payment
Standby letters of credit (b)	$1,356
Surety bonds (c)	62,675
Total financial commitments	$64,031

(a)We have not recorded any liabilities for these financial commitments in our Consolidated Balance Sheets. The guarantees are not subject to measurement as the guarantees are dependent on our own performance.
(b)The letters of credit primarily support various insurance-related agreements. These letters of credit will expire at various dates in 2026 and 2027 and will be renewed as required.
(c)Surety bonds primarily secure performance obligations for various operational activities, including obligations assumed in connection with the PotlatchDeltic merger, and provide collateral for our Wildlight (Nassau County, Florida) and Heartwood (Richmond Hill, Georgia) development projects, as well as environmental remediation activities at Port Gamble (Kitsap County, Washington). These bonds provide financial assurance to regulatory agencies and municipalities that we will complete specified infrastructure and restoration work. Our surety bonds expire at various dates through 2028 and are expected to be renewed as required to meet ongoing obligations.

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
In the merger with PotlatchDeltic, we assumed HBU properties with an estimated fair value of $59.6 million, including assets in Chenal Valley (Little Rock, Arkansas) and other development properties.
Changes in higher and better use timberlands and real estate development investments from December 31, 2025 to March 31, 2026 are shown below:

	Higher and Better Use Timberlands and Real Estate Development Investments
	Land and Timber	Development Investments	Total
Non-current portion at December 31, 2025	$84,123	$41,967	$126,090
Plus: Current portion (a)	1,850	4,984	6,834
Total Balance at December 31, 2025	85,973	46,951	132,924
Non-cash cost of land and improved development	(2,801)	(1,364)	(4,165)
Amortization of parcel real estate development investments	—	(1,247)	(1,247)
Timber depletion from harvesting activities and basis of timber sold in real estate sales	(1,142)	—	(1,142)
Capitalized real estate development investments (b)	—	9,703	9,703
HBU properties assumed in the merger with PotlatchDeltic (c)	59,563	—	59,563
Capital expenditures (silviculture)	3	—	3
Intersegment transfers	844	—	844
Total Balance at March 31, 2026	142,440	54,043	196,483
Less: Current portion (a)	(3,017)	(5,851)	(8,868)
Non-current portion at March 31, 2026	$139,423	$48,192	$187,615

(a)The current portion of Higher and Better Use Timberlands and Real Estate Development Investments is recorded in Inventory. See Note 16 — Inventory for additional information.
(b)Capitalized real estate development investments include $0.4 million of capitalized interest and $5.2 million of parcel real estate development investments. Parcel real estate development investments represent investments made for specific lots and/or commercial parcels that are under contract or expected to be ready for market within one year.
(c)Based on preliminary estimates of fair value as of January 30, 2026. See Note 2 — Merger with PotlatchDeltic Corporation for additional information.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

16.    INVENTORY
The following table details the components of inventory as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Lumber, plywood and veneer	$44,130	—
Materials and supplies	34,663	—
Log inventory	25,575	—
Real estate inventory (a)	8,868	6,834
Total inventory	$113,236	$6,834

(a)Represents the cost of HBU real estate expected to be sold, including capitalized development investments. See Note 15 — Higher And Better Use Timberlands and Real Estate Development Investments for additional information.

17.    LEASES
TIMBERLAND LEASES
    Our timberland leases typically have initial terms of approximately 30 to 65 years, with renewal provisions in some cases.
NON-TIMBERLAND LEASES
    In addition to timberland holdings, we lease certain equipment and office space. Significant leased properties include regional offices in Spokane, Washington; Atlanta, Georgia; and Lufkin, Texas.
BALANCE SHEET CLASSIFICATION
The following table presents supplemental balance sheet information related to lease assets and liabilities as of March 31, 2026 and December 31, 2025:

	Location on Balance Sheet	March 31, 2026	December 31, 2025
Assets
Operating lease assets	Operating lease right-of-use assets	$23,515	$16,286
Finance lease assets (a)	Machinery and equipment	12,647	—
Total lease assets		$36,162	$16,286

Liabilities
Current:
Operating lease liabilities	Other current liabilities	$5,571	$2,617
Finance lease liabilities	Other current liabilities	5,078	—
Long-term:
Operating lease liabilities	Other non-current liabilities	17,997	13,669
Finance lease liabilities	Other non-current liabilities	7,573	—
Total lease liabilities		$36,219	$16,286

(a)Finance lease assets are presented net of accumulated amortization of $0.8 million as of March 31, 2026.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

LEASE MATURITIES, LEASE COST AND OTHER LEASE INFORMATION
    The following table details our undiscounted lease obligations as of March 31, 2026 by type of lease and year of expiration:

	Operating Leases	Finance Leases
2026	$4,952	$4,194
2027	5,017	4,485
2028	3,942	2,834
2029	2,707	1,643
2030	2,341	452
Thereafter	10,184	10
Total undiscounted cash flows	$29,143	$13,618
Imputed interest	(5,575)	(967)
Total lease liabilities at March 31, 2026	$23,568	$12,651
The following table details components of our lease cost for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
Lease Cost Components	2026	2025
Operating lease cost	$756	$697
Finance lease cost:
Amortization of leased assets	841	—
Interest expense	109	—
Variable lease cost (a)	11	142
Total lease cost (b)	$1,717	$839

(a)The majority of timberland leases are subject to increases or decreases based on either the Consumer Price Index, Producer Price Index, or market rates.
(b)Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. Related costs are recognized on a straight-line basis over the lease term. Short-term lease expense was not material for the three months ended March 31, 2026 and 2025.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table provides supplemental cash flow information related to leases for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
Supplemental Cash Flow Information Related to Leases	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$725	$607
Operating cash flows from finance leases	109	—
Investing cash flows from operating leases	61	126
Financing cash flows from finance leases	831	—
Total cash paid for amounts included in the measurement of lease liabilities	$1,726	$733

Lease liabilities arising from right-of-use assets assumed in the PotlatchDeltic merger:
Operating leases	7,733	—
Finance leases	13,446	—
Total lease liabilities arising from right-of-use assets assumed in the PotlatchDeltic merger	$21,179	—

Right-of-use assets obtained in exchange for new lease liabilities
Finance leases	$36	—

Weighted-average remaining lease term (years):
Operating leases	8	11
Finance leases	3	—
Weighted-average discount rate:
Operating leases	5%	6%
Finance leases	5%	—

We apply the following practical expedients as allowed under ASC 842:

Practical Expedient	Description
Short-term leases	We do not record right-of-use assets or liabilities for short-term leases (a lease that at commencement date has a lease term of 12 months or less and does not contain a purchase option that is reasonably certain to be exercised).
Separation of lease and non-lease components	We elect not to separate non-lease components from associated lease components when (i) the components have the same timing and pattern of transfer and (ii) the combined component would be classified as an operating lease.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

18.    PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS
The net pension and postretirement benefit costs are presented below:

		Pension		Postretirement
		Three Months Ended March 31,		Three Months Ended March 31,
Components of Net Periodic Benefit Cost	Income Statement Location	2026	2025	2026	2025
Service Cost	Selling and general expenses	$582	—	$3	$1
Service Cost	Cost of sales	225	—	1	—
Interest Cost	Other miscellaneous income (expense), net	2,095	—	140	19
Expected return on plan assets	Other miscellaneous income (expense), net	(1,909)	—	—	—
Amortization of losses	Other miscellaneous income (expense), net	—	—	(1)	(2)
Net periodic benefit cost	Other miscellaneous income (expense), net	$993	—	$143	$18
PLANS ASSUMED IN MERGER WITH POTLATCHDELTIC
Upon our merger with PotlatchDeltic Corporation, we assumed one qualified defined benefit pension plan, two nonqualified pension plans, and two other postretirement benefit plans. The expected return on plan assets for the qualified plan assumed is 6.5%. The discount rate used to measure the projected benefit obligation as of January 30, 2026, was 5.65% for the qualified and nonqualified pension plans and 5.50% for the other postretirement benefit plans.
FAIR VALUE OF PENSION PLAN ASSETS AND OBLIGATIONS
Consistent with accounting for the merger as the acquirer in a business combination (see Note 2 — Merger with PotlatchDeltic Corporation), pension assets and benefit obligations for plans assumed from PotlatchDeltic were remeasured to reflect their fair value as of the merger date. This included updating asset values and reviewing discount rates to reflect market conditions as of the date of the merger. The following represents the fair values of these items as of January 30, 2026:
•$181.0 million qualified pension plan assets
•$197.0 million qualified pension plan projected benefit obligation
•$33.9 million nonqualified pension plan projected benefit obligation
•$14.0 million other postretirement accumulated benefit obligation
Rayonier expects to make required contributions of approximately $7.3 million to the qualified pension plan in 2026. The non-qualified plans are unfunded; expected benefit payments to be made directly by Rayonier in 2026 are approximately $2.7 million. Expected other postretirement benefit payments in 2026 are approximately $1.8 million.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

19.    INCENTIVE STOCK PLANS
A summary of our stock-based incentive compensation cost is presented below:

	Three Months Ended March 31,
	2026	2025
Other operating expense, net (a)	$11,509	$205
Selling and general expenses	2,690	1,745
Cost of sales	1,124	267
Timber and Timberlands, net (b)	90	64
Total stock-based incentive compensation	$15,413	$2,281

Tax benefit recognized related to stock-based incentive compensation expense	$658	$119

(a)Represents accelerated stock-based incentive compensation cost due to our merger with PotlatchDeltic for the three months ended March 31, 2026.
(b)Represents amounts capitalized as part of the overhead allocation of timber-related costs.
REPLACEMENT AWARDS FROM THE MERGER WITH POTLATCHDELTIC
In connection with the merger with PotlatchDeltic, Rayonier issued replacement awards in exchange for outstanding PotlatchDeltic equity awards based on the exchange ratio specified in the merger agreement. The replacement awards consisted of:
• 1,509,498 unvested restricted stock units issued to employees and directors;
• 234,882 vested deferred restricted stock units issued to employees and directors; and
• 280,588 vested deferred compensation stock equivalent units issued to directors.
PotlatchDeltic performance share awards were converted into time‑based replacement restricted stock units at the greater of (i) target performance or (ii) actual performance as of January 30, 2026. The original PotlatchDeltic performance awards were canceled upon exchange, and no performance conditions carried over to the replacement awards.
In accordance with ASC 805, the portion of replacement award fair value attributable to pre-merger services was included in consideration transferred, with the remainder recognized as post‑merger compensation expense over the applicable remaining service periods. The total fair value of the replacement awards was approximately $46.1 million, allocated as follows:
• $25.0 million attributable to pre-merger services (included in consideration transferred); and
• $21.1 million attributable to post-merger services (recognized prospectively as compensation expense over the remaining service period).
See Note 2 — Merger with PotlatchDeltic Corporation for additional information.
REPLACEMENT RESTRICTED STOCK UNITS
The replacement restricted stock units consist of (i) 1,509,498 unvested awards subject to remaining service-based vesting and (ii) 234,882 vested awards that have been deferred and will settle upon a participant’s separation from service or other defined settlement event.
The following acceleration events occurred in connection with the merger, with the related expense recorded within integration and merger-related costs (see Note 21 — Integration and Merger-Related Costs):
• Director awards: 52,024 replacement restricted stock units held by non-employee directors vested in full at closing on January 30, 2026 pursuant to the change-in-control provisions of the underlying award

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

agreements, resulting in $0.3 million of expense. No unrecognized compensation cost remains related to the director awards.
• Employee awards: 555,597 replacement restricted stock units held by employees vested in full during the quarter — either upon qualifying terminations of employment or pursuant to change-in-control provisions in PotlatchDeltic equity plans — resulting in $8.2 million of expense. In addition, the Company recognized $1.3 million of expense for replacement restricted stock units held by employees whose qualifying terminations are contractually scheduled in subsequent periods, where both the termination date and the amount are fixed and no further service required.
As of March 31, 2026, total unrecognized compensation cost related to the unvested replacement restricted stock units was approximately $10.4 million, expected to be recognized over a weighted-average remaining service period of approximately 16 months, subject to acceleration upon qualifying terminations.
A summary of the replacement restricted stock units granted during the three months ended March 31, 2026 as a result of the merger is as follows:

Replacement restricted stock units granted	1,744,380
Weighted average price of replacement restricted stock units granted	$22.74
Replacement restricted stock units vested as a result of acceleration	607,621
Grant date fair value of replacement restricted stock units vested	$22.74
Intrinsic value of replacement restricted stock units outstanding (a)	$22,374

(a)Intrinsic value is based on the closing market price of the Company’s common shares at March 31, 2026.
REPLACEMENT DEFERRED COMPENSATION STOCK EQUIVALENT UNITS
The replacement deferred compensation stock equivalent units represent vested awards originally issued under PotlatchDeltic’s deferred compensation plans, under which participants elected to defer cash or equity compensation into notional share-based accounts. The units settle in shares (or cash equivalent) upon a participant’s separation from service or other defined settlement event.
Because these awards were fully vested at the merger date, their entire fair value was attributed to pre-merger services and included in consideration transferred. Accordingly, no unrecognized compensation cost remains, and no compensation expense was recognized during the three months ended March 31, 2026.
A summary of the replacement deferred compensation stock equivalent awards granted during the three months ended March 31, 2026 as a result of the merger is as follows:

Replacement deferred compensation stock equivalent units granted	280,588
Weighted average price of deferred compensation stock equivalent units granted	$22.74
Intrinsic value of replacement deferred compensation stock equivalent units outstanding (a)	$1,855

(a)Intrinsic value of stock unit equivalents outstanding is based on the market price of the Company’s stock at March 31, 2026.
MODIFICATION AND ACCELERATION OF LEGACY RAYONIER AWARDS
PERFORMANCE SHARE UNITS
In connection with the merger, all Rayonier performance share units outstanding as of the merger were deemed achieved at the greater of (i) target performance or (ii) actual performance as of January 30, 2026, and converted into 487,361 time-based restricted stock unit awards. The modification was accounted for in accordance with ASC 718. Because the fair value of the awards immediately before and after the modification was substantially the same, no incremental compensation cost resulted.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

RESTRICTED STOCK UNITS
During the three months ended March 31, 2026, the vesting of 131,789 Legacy Rayonier restricted stock units was accelerated for employees whose employment terminated or was expected to terminate in connection with the merger, resulting in $1.7 million of expense recognized within integration and merger-related costs.

20.    OTHER OPERATING EXPENSE, NET
The following table provides the composition of other operating expense, net for the three months ended March 31, 2026 and March 31, 2025:

	Three Months Ended March 31,
	2026	2025
Costs related to the merger with PotlatchDeltic (a)	($70,402)	—
Restructuring charges (b)	—	(1,110)
Miscellaneous expense, net	(28)	(109)
Total	($70,430)	($1,219)

(a)Costs related to the merger with PotlatchDeltic include professional services fees, employee-related costs, accelerated stock-based compensation, and other integration-related costs incurred in connection with the merger, which closed on January 30, 2026. See Note 2 — Merger with PotlatchDeltic Corporation and Note 21 — Integration and Merger-Related Costs for additional information.
(b)Restructuring charges include severance costs related to workforce optimization initiatives.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

21.    INTEGRATION AND MERGER-RELATED COSTS
On January 30, 2026, we completed our merger with PotlatchDeltic Corporation and concurrently began formulating and implementing integration plans. During the three months ended March 31, 2026, we incurred integration and merger-related costs consisting of (i) employee-related costs, including those for employees whose employment terminated or is expected to terminate, (ii) accelerated stock-based compensation (see Note 19), and (iii) non-recurring professional service fees directly attributable to the merger. We expect the majority of these costs to be incurred within the next twelve months. These costs are recorded within Other operating expense, net, and are not allocated to our reportable segments (see Note 20).
The following table summarizes integration and merger-related costs incurred during the three months ended March 31, 2026:

Three Months Ended
March 31, 2026
Employee-related costs	$26,020
Accelerated stock-based compensation (Note 19)	11,509
Professional services	32,184
Other integration costs	689
Total integration and merger-related costs	$70,402
Changes in accrued employee-related costs associated with the merger during the three months ended March 31, 2026 are summarized in the table below. Charges represent termination benefits recognized upon communication of termination, along with other compensation costs recognized ratably over the required service period. Accelerated stock-based compensation of $11.5 million is excluded as it is a non-cash charge with no corresponding accrued liability (see Note 19). Professional services and other integration costs are also excluded, as these are acquisition-related costs expensed as incurred under ASC 805 and do not represent exit or disposal cost obligations; the amounts accrued but unpaid at March 31, 2026 are not material.

Employee-Related Costs

Balance, December 31, 2025	—
Charges	26,020
Cash payments	(14,613)
Balance, March 31, 2026	$11,407
The current portion of accrued employee-related costs are recorded within “Accrued payroll and benefits” on our Consolidated Balance Sheets. The majority of accrued employee-related costs as of March 31, 2026 are expected to be paid within one year. Total expected charges have not yet been determined. Estimates will be provided in future periods as integration plans are finalized.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

22.    INCOME TAXES

Rayonier is a REIT under the Internal Revenue Code and generally is not subject to U.S. federal or state income tax on income distributed to shareholders. As of March 31, 2026, Rayonier owns a 99.4% interest in the Operating Partnership and conducts substantially all of its timberland operations through the Operating Partnership. The taxable income or loss generated by the Operating Partnership is passed through and reported to its unitholders (including the Company) on a Schedule K-1 for inclusion in each unitholder’s income tax return.
Certain operations, including wood products manufacturing, log trading and certain real estate activities, such as the entitlement, development and sale of HBU properties, are conducted through our TRS(s). The TRS subsidiaries are subject to United States federal and state corporate income tax. Therefore, income tax expense or benefit is primarily due to pre-tax book income or loss of the TRS, as well as permanent book versus tax differences and discrete items.
PROVISION FOR INCOME TAXES
The Company’s interim income tax provision is computed in accordance with ASC 740‑270, Income Taxes—Interim Reporting. Following the merger, management determined that estimating an annual effective tax rate for 2026 was not a reasonable basis for allocating income tax expense due to the increased complexity in forecasting annual taxable income of the newly merged companies. Accordingly, in 2026, the Company is recording income tax expense based on year‑to‑date pre-tax income and applicable statutory tax rates, with discrete items recognized in the period incurred. As a result, the Company is not disclosing an estimated annual effective tax rate for 2026 interim periods.
This change in methodology is applied prospectively and does not have a material impact on the Company's consolidated financial statements for the periods presented. The Company's effective tax rate is generally lower than the 21% U.S. statutory rate primarily due to its qualification as a REIT, whereby the majority of consolidated income is generated at the REIT level and not subject to U.S. federal or state income taxes. Income attributable to the Company's taxable REIT subsidiaries (TRS) is subject to corporate income tax at applicable statutory rates.
RELEASE OF VALUATION ALLOWANCE FOLLOWING MERGER
The Company assesses the realizability of its deferred tax assets and establishes a valuation allowance when it is more likely than not that some or all of such deferred tax assets will not be realized.
In connection with the PotlatchDeltic merger, the Company reassessed the realizability of its deferred tax assets. As a result of the transaction, the Company recorded net deferred tax liabilities, primarily related to taxable temporary differences associated with acquired tangible assets. These taxable temporary differences are expected to reverse in periods that support the realization of existing deferred tax assets. Based on this reassessment that it is more likely than not that certain deferred tax assets will be realized, the Company released a portion of its valuation allowance, resulting in an income tax benefit of $40.3 million during the three month period ended March 31, 2026.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

23.    ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents the changes in AOCI by component for the three months ended March 31, 2026 and the year ended December 31, 2025. All amounts are presented net of tax and exclude portions attributable to noncontrolling interests.

	Foreign currency translation adjustments		Net investment hedges of New Zealand subsidiary		Cash flow hedges		Employee benefit plans		Total Rayonier, L.P.	Allocation of Operating Partnership	Total Rayonier Inc.
Balance as of December 31, 2024	($51,149)		$1,321		$41,733		$230		($7,865)	($2,564)	($10,429)
Other comprehensive income before reclassifications	19,766		—		2,256	(a)	7		22,029	(104)	21,925
Amounts reclassified from AOCI	—		—		(16,868)		(6)	(b)	(16,874)	796	(16,078)
Amounts reclassified from AOCI due to deconsolidation of discontinued operations	31,383	(c)	(1,321)	(c)	(994)	(c)	—		29,068	—	29,068
Net other comprehensive income (loss)	51,149		(1,321)		(15,606)		1		34,223	692	34,915
Balance as of December 31, 2025	—		—		$26,127		$231		$26,358	($1,872)	$24,486
Other comprehensive income before reclassifications	—		—		6,266	(a)	—		6,266	(40)	6,226
Amounts reclassified from AOCI	—		—		(4,010)		(1)	(b)	(4,011)	26	(3,985)
Net other comprehensive income (loss)	—		—		2,256		(1)		2,255	(14)	2,241
Balance as of March 31, 2026	—		—		$28,383		$230		$28,613	($1,886)	$26,727

(a)The three months ended March 31, 2026 includes $6.3 million of other comprehensive income related to interest rate products. The year ended December 31, 2025 included $3.8 million of other comprehensive loss related to interest rate products. See Note 9 — Derivative Financial Instruments and Hedging Activities for additional information.
(b)This component of other comprehensive income (loss) is included in the computation of net periodic pension and post-retirement costs. See Note 18 — Pension and Other Postretirement Employee Benefits for additional information.
(c)The year ended December 31, 2025 includes $29.1 million reclassified from AOCI to “Gain on sale of discontinued operations” in the Consolidated Statements of Income and Comprehensive Income (Loss) upon deconsolidation of our New Zealand operations on June 30, 2025.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table presents details of the amounts reclassified in their entirety from AOCI to net income for the three months ended March 31, 2026 and March 31, 2025:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the Income Statement
	March 31, 2026	March 31, 2025
Realized gain on interest rate contracts	($4,010)	($4,511)	Interest expense, net
Noncontrolling interests	—	(189)	Comprehensive loss attributable to noncontrolling interests
Realized loss on foreign currency exchange contracts	—	801	Income from operations of discontinued operations, net of tax
Realized loss on foreign currency option contracts	—	20	Income from operations of discontinued operations, net of tax
Income tax effect from net loss on foreign currency contracts	—	(177)	Income from operations of discontinued operations, net of tax
Net gain on cash flow hedges reclassified from accumulated other comprehensive income	($4,010)	($4,056)

24.    RESTRICTED CASH
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Consolidated Balance Sheets that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	March 31,	December 31,	March 31,
	2026	2025	2025
Restricted cash, non-current:
Restricted cash held in escrow	$495	$495	$677
Total restricted cash, non-current	495	495	677

Total restricted cash shown in the Consolidated Balance Sheets	495	495	677
Cash and cash equivalents	681,660	842,944	216,242
Total cash, cash equivalents and restricted cash from continuing operations shown in the Consolidated Statements of Cash Flows	$682,155	$843,439	$216,919

25.    ASSETS HELD FOR SALE
Assets held for sale comprise properties not included in inventory that are expected to be sold within 12 months and meet the held-for-sale criteria of ASC 360-10-45-9. The basis of these properties was $28.4 million and $5.4 million, as of March 31, 2026, and December 31, 2025, respectively. As the basis in these properties was less than the fair value, including costs to sell, no impairment was recognized during the three months ended March 31, 2026.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)
When we refer to “Rayonier” or “the Company” we mean Rayonier Inc. and its consolidated subsidiaries. References to the “Operating Partnership” mean Rayonier, L.P. and its consolidated subsidiaries. References to “we,” “us,” or “our,” mean collectively Rayonier Inc., the Operating Partnership, and entities/subsidiaries owned or controlled by Rayonier Inc. and/or the Operating Partnership. References herein to “Notes to Financial Statements” refer to the Notes to Consolidated Financial Statements of Rayonier Inc. and Rayonier, L.P. included in Item 1 of this report.
This MD&A is intended to provide a reader of our financial statements with a narrative from the perspective of management on our financial condition, results of operations, liquidity, and certain other factors, which may affect future results. Our MD&A should be read in conjunction with our Consolidated Financial Statements included in Item 1 of this report, our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), and information contained in our subsequent reports filed with the Securities and Exchange Commission (the “SEC”).
In June 2025, we completed the sale of our 77% interest in a New Zealand joint venture. The results of these operations are reflected as discontinued operations in the prior-year comparative periods. See Note 3 — Discontinued Operations for additional information.
On January 30, 2026, Rayonier completed its merger with PotlatchDeltic Corporation (“PCH” or “PotlatchDeltic”) in a merger-of-equals transaction. Under the terms of the merger agreement, PotlatchDeltic stockholders received 1.8185 Rayonier common shares and $0.61 in cash for each PotlatchDeltic share held, and we issued approximately 140.9 million Rayonier common shares in connection with the closing. As the accounting acquirer, our consolidated financial statements as of and for the three months ended March 31, 2026 include PotlatchDeltic results from January 31, 2026 through March 31, 2026. See Note 2 — Merger with PotlatchDeltic Corporation for additional information pertaining to the merger.
As a result of the merger, we added a Wood Products segment and renamed our Pacific Northwest Timber segment to Northwest Timber. See Note 4 — Segment and Geographical Information for further discussion of our reportable segments.
FORWARD-LOOKING STATEMENTS
Certain statements in this document regarding anticipated financial outcomes, including our earnings guidance, if any, business and market conditions, outlook, expected dividend rate, our acquisition and disposition activity, including the ability to realize the intended benefits of our recent merger with PotlatchDeltic Corporation (“PotlatchDeltic”), expected harvest schedules, timberland acquisitions and dispositions, the anticipated benefits of our business strategies, including the recent sale of the entities holding our interest in the New Zealand joint venture and the anticipated use of proceeds from such sale, and other similar statements relating to our future events, developments, or financial or operational performance or results, are “forward-looking statements” made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements are identified by the use of words such as “may,” “will,” “should,” “expect,” “estimate,” “believe,” “intend,” “project,” “anticipate,” “long-term,” “looking ahead” and other similar language. However, the absence of these or similar words or expressions does not mean that a statement is not forward-looking. While management believes that these forward-looking statements are reasonable when made, forward-looking statements are not guarantees of future performance or events, and undue reliance should not be placed on these statements. The risk factors contained in Item 1A — Risk Factors in our 2025 Form 10-K, and similar discussions included in other reports that we subsequently file with the SEC, among others, could cause actual results or events to differ materially from our historical experience and those expressed in forward-looking statements made in this document.
Forward-looking statements are only as of the date they are made, and we undertake no duty to update our forward-looking statements except as required by law. You are advised, however, to review any subsequent disclosures we make on related subjects in subsequent reports filed with the SEC.

NON-GAAP MEASURES
To supplement our financial statements presented in accordance with generally accepted accounting principles in the United States (“GAAP”), we use certain non-GAAP measures, including “Cash Available for Distribution” and “Adjusted EBITDA,” which are defined and further explained in Performance and Liquidity Indicators below. Reconciliation of such measures to the nearest GAAP measures can also be found in Performance and Liquidity Indicators below. Our definitions of these non-GAAP measures may differ from similarly titled measures used by others. These non-GAAP measures should be considered supplemental to, and not a substitute for, financial information prepared in accordance with GAAP.
OBJECTIVE
The objective of the Management’s Discussion and Analysis is to detail material information, events, uncertainties, and other factors impacting the Company and the Operating Partnership and to provide investors an understanding of “Management’s perspective.” Item 2, Management’s Discussion and Analysis highlights the critical areas for evaluating our performance which include a discussion on the reportable segments, liquidity and capital, and critical accounting estimates. The MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and notes.

OUR COMPANY
    We are a land resources real estate investment trust (“REIT”) with a portfolio comprising over four million acres in the U.S. South and U.S. Northwest. We are focused on managing our timberlands on a sustainable basis while optimizing our overall portfolio value by delivering land to its highest and best use. We also operate six sawmills, an industrial-grade plywood mill, residential and commercial real estate developments, and a rural land sales program. We are committed to corporate responsibility, third-party forest certification, and supporting climate change mitigation through our land-based solutions business. We conduct our business through an umbrella partnership real estate investment trust (“UPREIT”) structure in which our assets are owned by our Operating Partnership and its subsidiaries. Rayonier manages the Operating Partnership as its sole general partner. Our revenues, operating income and cash flows are primarily derived from the following core business segments: Southern Timber, Northwest Timber, Wood Products, and Real Estate. Due to the sale of our entire 77% interest in the New Zealand joint venture, the results of our New Zealand operations have been reflected as discontinued operations. See Note 4 — Segment and Geographical Information for further discussion of our reportable segments and Note 3 — Discontinued Operations for additional information regarding the sale of the New Zealand joint venture. As of March 31, 2026, we owned or leased under long-term agreements approximately 4.1 million acres of timberlands located in the U.S. South (3.2 million acres) and U.S. Northwest (930 thousand acres).
SEGMENT INFORMATION
    The Southern Timber and Northwest Timber segments include all activities related to the harvesting of timber and other value-added activities such as the licensing of properties for hunting, the leasing of properties for mineral extraction and cell towers, revenue from land-based solutions such as carbon capture and storage and solar energy, and log trading activities conducted from the U.S. South and Northwest.
    The Wood Products segment manufactures and sells lumber, plywood, and residual products at seven mills located in Arkansas, Idaho, Michigan, and Minnesota.
The Real Estate segment includes all land sales disaggregated into six sales categories: Improved Development, Unimproved Development, Rural, Timberland & Non-Strategic, Conservation Easements, and Large Dispositions. It also includes residential and commercial lease activity, primarily in the town of Port Gamble, Washington, as well as revenue from our country club operations in Chenal Valley.
Our Southern Timber and Northwest Timber segments supply our Wood Products segment with a portion of its wood fiber needs, which typically represent a sizable portion of the Southern Timber and Northwest Timber segments’ total revenues. Our other segments generally do not generate intersegment revenues. Intersegment sales are based on prevailing market rates and are eliminated in consolidation.

ENVIRONMENTAL MATTERS
For a full description of our environmental matters, see Item 1 - “Business” in our 2025 Form 10-K and our sustainability report located at our Responsible Stewardship webpage.
CRITICAL ACCOUNTING ESTIMATES
    The preparation of financial statements requires us to make estimates, assumptions, and judgments that affect our assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. We base these estimates and assumptions on historical data, market trends, current fact patterns, and other information we believe are reasonable under the circumstances. Actual results may differ from these estimates. For a full description of our critical accounting policies, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2025 Form 10-K.
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
DETERMINING THE ADEQUACY OF PENSION AND OTHER POSTRETIREMENT BENEFIT ASSETS AND LIABILITIES
In connection with the merger with PotlatchDeltic Corporation on January 30, 2026, we assumed one qualified defined benefit pension plan, two nonqualified pension plans, and two other postretirement employee benefit ("OPEB") plans. Under ASC 805, the assumed benefit obligations and plan assets were remeasured at fair value as of the acquisition date, and net periodic benefit cost in the post-acquisition period is based on assumptions established at that date.
Measurement of the benefit obligations and net periodic benefit cost requires significant judgment. The most significant assumption is the discount rate, which is set at the measurement date by matching spot rates on high-quality corporate bonds to expected benefit cash flows, with the involvement of actuarial specialists. Other significant assumptions include the expected long-term return on plan assets, mortality rates, and, for the OPEB plans, health care cost trend rates. Net periodic benefit cost for the post-acquisition period reflects a discount rate of 5.65% for the pension plans and 5.50% for the OPEB plans, and an expected return on plan assets of 6.50% for the qualified pension plan. Holding other assumptions constant, a 25 basis point decrease in the discount rate would increase the acquisition-date projected benefit obligation by approximately $5.8 million and have a minimal impact on 2026 net periodic benefit cost. See Note 18 — Pension and Other Postretirement Employee Benefits for additional information.
ACCOUNTING STANDARDS ISSUED BUT NOT YET ADOPTED
See Note 1 — Basis of Presentation for a summary of recently issued accounting standards.

INDUSTRY AND MARKET CONDITIONS

The demand for timber is related to the underlying demand for lumber, pulp, paper, packaging, and other wood products. Our Southern Timber segment harvests both sawtimber and pulpwood, with end-market exposure to domestic sawmills (including certain of our own sawmills in the U.S. South), pulp, paper, packaging, wood pellets, and oriented strandboard (OSB). Our Northwest Timber segment relies primarily on domestic lumber customers, though log exports to Asia-Pacific countries also contribute to regional demand.
The Southern Timber and Northwest Timber segments are sensitive to the strength of U.S. lumber markets, which are closely tied to housing starts, and repair and remodel activity. A portion of our Southern Timber and Northwest Timber harvest is supplied to the Company's own mills. Additionally, a portion of our Northwest Timber harvest is tied to lumber price indices, which results in more direct exposure to lumber market movements than is typical of our other timber sales.
Our Wood Products segment produces dimensional lumber and industrial-grade plywood at six sawmills and one plywood mill, with demand driven primarily by U.S. new residential construction and repair-and-remodel activity, the latter of which tends to be less cyclical and is influenced by existing home sales, homeowner equity, and the age of the housing stock.
On October 14, 2025, a 10% ad valorem duty on softwood timber and lumber imports became effective under Executive Order 14223 and the resulting Section 232 proclamation. This duty, together with higher Canadian lumber duties that took effect in 2025 under the sixth administrative review of the anti-dumping and countervailing duty orders on softwood lumber from Canada, and a weaker U.S. dollar, has supported domestic lumber prices and incentivized domestic wood products production. In April 2026, the U.S. Department of Commerce issued preliminary results of the seventh administrative review (“AR7”) indicating lower combined Canadian duties, with final determinations expected in the second half of 2026; however, AR7 duties would remain elevated relative to historical levels, and the Section 232 duty would continue to apply. A final determination materially below current cash deposit rates could adversely impact domestic lumber prices, wood products production, and log demand and pricing.
Pricing within our timber segments is subject to broad macroeconomic influences and local market conditions. Locally, prices can fluctuate based on weather patterns, available log inventories, mill demand, and access to export markets. Currently, in our Southern Timber segment, pine stumpage realizations continue to be constrained by overall softer demand for pulpwood, due in part to recent mill closures. Meanwhile, weighted-average delivered log prices in the Northwest Timber segment have been supported by balanced supply and demand dynamics, though the addition of Idaho timberlands following the merger with PotlatchDeltic has increased the segment's overall sensitivity to lumber price movements. While Executive Order 14225, Immediate Expansion of American Timber Production (March 1, 2025) could increase the supply of available timber from federal lands, any potential impacts would likely be most prevalent in the Northwest. However, logistical, legal and infrastructure-related challenges would likely limit near-term market impacts.
    We are also subject to the risk of price fluctuations in key operational costs, which primarily include logging and hauling. Additionally, our cost of sales is significantly influenced by the cost basis of timber sold (depletion) and real estate sold. Depletion represents the amortization of capitalized site preparation, planting and fertilization, real estate taxes, timberland lease payments, and certain payroll costs. The cost basis of real estate sold includes land costs and direct development and construction expenses for specific projects, including infrastructure, roadways, utilities, amenities and other improvements. While our timber and real estate sales are not directly subject to tariffs, to the extent that goods and/or services that we purchase in our operations are impacted by tariffs, this could lead to higher costs in our operations if vendors look to pass through any such increased costs resulting from tariffs. Similarly, diesel fuel prices, which directly affect our logging and transportation costs, have risen in 2026 as a result of geopolitical tensions in the Middle East and related disruptions to global energy markets, resulting in upward pressure on operating costs. Other costs include amortization of capitalized road and bridge construction and software, depreciation of fixed assets and equipment, road maintenance, severance and excise taxes, fire prevention, and real estate commissions and closing costs.
Changes in interest and mortgage rates may impact our Real Estate segment by affecting buyer demand. However, our development projects, including Wildlight, north of Jacksonville, Florida; Heartwood, south of Savannah, Georgia; and Chenal Valley in Little Rock, Arkansas, continue to experience solid demand as favorable trends in their respective markets have helped offset the effects of higher interest rates.
For additional information on market conditions impacting our business, see Results of Operations.

DISCUSSION OF TIMBER INVENTORY AND SUSTAINABLE YIELD
    See Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield in our 2025 Form 10-K. Note that this discussion reflects Rayonier’s legacy timberlands only and does not include the legacy timberlands of PotlatchDeltic. A combined discussion will be included in future filings.
OUR TIMBERLANDS
    Our timber operations are disaggregated into two geographically distinct segments: Southern Timber and Northwest Timber. The following tables provide a breakdown of our timberland holdings as of March 31, 2026 and December 31, 2025.

(acres in 000s)	As of March 31, 2026			As of December 31, 2025
	Owned	Leased	Total	Owned	Leased	Total
Southern
Alabama	372	15	387	248	2	250
Arkansas	937	1	938	—	1	1
Florida	335	10	345	336	10	346
Georgia	801	48	849	609	48	657
Louisiana	175	—	175	146	—	146
Mississippi	126	5	131	—	—	—
South Carolina	63	—	63	15	—	15
Texas	273	—	273	275	—	275
	3,082	79	3,161	1,629	61	1,690

Northwest
Idaho	623	—	623	—	—	—
Oregon	6	—	6	6	—	6
Washington	299	2	301	299	2	301
	928	2	930	305	2	307

Total	4,010	81	4,091	1,934	63	1,997

The following tables detail activity for owned and leased acres in our timberland holdings by state from December 31, 2025 to March 31, 2026:

(acres in 000s)	Acres Owned
	December 31, 2025	Acquisitions (a)	Sales	March 31, 2026
Southern
Alabama	248	124	—	372
Arkansas	—	937	—	937
Florida	336	—	(1)	335
Georgia	609	194	(2)	801
Louisiana	146	29	—	175
Mississippi	—	126	—	126
South Carolina	15	51	(3)	63
Texas	275	—	(2)	273
	1,629	1,461	(8)	3,082

Northwest
Idaho	—	623	—	623
Oregon	6	—	—	6
Washington	299	—	—	299
	305	623	—	928

Total	1,934	2,084	(8)	4,010

(acres in 000s)	Acres Leased
	December 31, 2025	New Leases (a)	Sold/Expired Leases	March 31, 2026
Southern
Alabama	2	13	—	15
Arkansas	1	—	—	1
Florida	10	—	—	10
Georgia	48	—	—	48
Mississippi	—	5	—	5
	61	18	—	79

Northwest
Washington (b)	2	—	—	2

Total	63	18	—	81

(a)Represents acres assumed in connection with the merger with PotlatchDeltic on January 30, 2026. There were no other acquisitions or new leases during the three months ended March 31, 2026.
(b)Primarily timber reservations acquired in the merger with Pope Resources.

WOOD PRODUCTS FACILITIES
Our Wood Products segment manufactures lumber, plywood, and residual products at seven mills located in Arkansas, Idaho, Michigan, and Minnesota. The following table provides a breakdown of our Wood Products facilities and their respective capacities as of March 31, 2026.

Annual Capacity (a)
Sawmills
Waldo, Arkansas	275
Warren, Arkansas	220
St. Maries, Idaho	185
Gwinn, Michigan	185
Ola, Arkansas	150
Bemidji, Minnesota	140
Total MMBF (b)	1,155

Plywood Mill
St. Maries, Idaho	150
Total MMSF (b)	150

(a)Capacity represents the proven annual production capabilities of the facility under normal operating conditions and producing a normal product mix. Normal operating conditions are based on the configuration, efficiency and the number of shifts worked at each individual facility. In general, the definition includes two shifts per day for four days per week (10 hours per shift) at each facility, which is consistent with industry-wide recognized measures. Production can exceed capacity due to efficiency gains and overtime.
(b)MMBF stands for million board feet; MMSF stands for million square feet, 3/8-inch panel thickness basis.

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS
The following table provides key financial information by segment and on a consolidated basis:

	Three Months Ended March 31,
Financial Information (in millions)	2026	2025
Sales
Southern Timber	$88.7	$50.9
Northwest Timber	32.1	21.8
Wood Products	108.5	—
Real Estate
Improved Development	6.6	3.3
Rural	49.4	5.3
Deferred Revenue/Other (a)	3.8	1.6
Total Real Estate	59.8	10.2
Intersegment Eliminations (b)	(12.2)	—
Total Sales	$276.8	$82.9

Operating (Loss) Income
Southern Timber	$12.4	$10.1
Northwest Timber	(0.4)	0.3
Wood Products (c)	(1.0)	—
Real Estate	27.4	(1.0)
Corporate and Other (d)	(82.8)	(9.3)
Intersegment Eliminations (b)	(1.2)	—
Operating (Loss) Income	(45.7)	0.1
Interest expense, net	(14.3)	(6.4)
Interest income	7.2	2.9
Other miscellaneous income (expense), net (e)	0.9	(1.9)
Income tax benefit (expense) (f)	39.4	(0.3)
Loss from Continuing Operations	(12.5)	(5.6)
Income from operations of discontinued operations, net of tax	—	2.5
Net Loss	(12.5)	(3.1)
Less: Net income attributable to noncontrolling interests in consolidated affiliates	—	(0.4)
Net Loss Attributable to Rayonier, L.P.	($12.5)	($3.5)
Less: Net loss attributable to noncontrolling interests in the Operating Partnership	0.1	0.1
Net Loss Attributable to Rayonier Inc.	($12.4)	($3.4)

Adjusted EBITDA (g)
Southern Timber	$45.5	$27.0
Northwest Timber	8.6	5.9
Wood Products	6.8	—
Real Estate	46.2	2.0
Corporate and Other	(11.8)	(7.9)
Intersegment Eliminations (b)	(1.2)	—
Total Adjusted EBITDA	$94.1	$27.1

(a)Includes deferred revenue adjustments, builder price participation and other fees related to Improved Development sales, as well as residential and commercial lease revenue and revenue from our country club operations.
(b)Intersegment eliminations represents logs sold by the Timber segments to Wood Products, and includes the elimination of intersegment profit remaining in ending Wood Products inventory.
(c)The three months ended March 31, 2026 includes a $1.2 million inventory purchase price adjustment in cost of sales.
(d)The three months ended March 31, 2026 includes $70.4 million of costs related to the merger with PotlatchDeltic. The three months ended March 31, 2025 includes $1.1 million of restructuring charges.
(e)The three months ended March 31, 2025 includes $1.7 million of net costs associated with legal settlements.
(f)The three months ended March 31, 2026 includes a $40.3 million tax benefit from our valuation allowance release.
(g)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended March 31,
Southern Timber Overview *	2026	2025
Sales Volume (in thousands of tons)
Delivered Pine Pulpwood	522	317
Delivered Pine Sawtimber	755	237
Stumpage Pine	1,399	914
Total Pine Volume	2,677	1,468
Delivered Hardwood	19	5
Stumpage Hardwood	84	108
Total Volume	2,779	1,581

% Delivered Volume (vs. Total Volume)	47%	35%
% Pine Sawtimber Volume (vs. Total Pine Volume)	56%	43%

Log Pricing (dollars per ton)
Delivered Pine Pulpwood	$30.20	$37.83
Delivered Pine Sawtimber	44.59	47.69
Weighted Average Delivered Pine	$38.71	$42.04
Delivered Hardwood	42.09	39.84
Weighted Average Delivered Total	$38.76	$42.03
Stumpage Pine	17.05	18.81
Stumpage Hardwood	9.96	12.26
Weighted Average Stumpage Total	$16.65	$18.11

Summary Financial Data (in millions of dollars)
Timber Sales	$74.9	$41.9
Less: Logging and Hauling	(30.3)	(12.5)
Net Stumpage Sales	$44.5	$29.4

Land-Based Solutions (a)	3.6	2.8
Other Non-Timber Sales	10.2	6.3
Total Sales	$88.7	$50.9

Operating Income	$12.4	$10.1
(+) Depreciation, depletion and amortization	33.1	16.9
Adjusted EBITDA (b)	$45.5	$27.0

Other Data
Period-End Acres (in thousands)	3,161	1,748

*As a result of the merger with PotlatchDeltic, we have revised our reporting to include delivered log pricing to reflect the prevalent mode of sale in our Southern Timber segment.
(a)Consists primarily of sales from carbon capture and storage (“CCS”) and solar energy contracts.
(b)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended March 31,
Northwest Timber Overview *	2026	2025
Sales Volume (in thousands of tons) (a)
Pulpwood	47	41
Domestic Sawtimber (b)	314	219
Export Sawtimber	—	1
Total Volume	361	261

% Delivered Volume (vs. Total Volume)	96%	91%
% Sawtimber Volume (vs. Total Volume)	87%	84%
% Export Volume (vs. Total Volume) (c)	—	1%

Delivered Log Pricing (in dollars per ton) (a)
Pulpwood	$36.82	$30.05
Domestic Sawtimber	94.37	90.58
Export Sawtimber (d)	—	84.07
Weighted Average Log Price	$86.79	$81.13

Summary Financial Data (in millions of dollars)
Timber Sales	$30.7	$20.4
Less: Logging and Hauling	(16.1)	(9.3)
Net Stumpage Sales	$14.6	$11.0

Trading Sales	—	0.4
Land-Based Solutions	—	—
Other Non-Timber Sales	1.4	1.0
Total Sales	$32.1	$21.8

Operating (Loss) Income	($0.4)	$0.3
(+) Depreciation, depletion and amortization	9.0	5.6
Adjusted EBITDA (e)	$8.6	$5.9

Other Data
Period-End Acres (in thousands)	930	308

*As a result of the merger with PotlatchDeltic, our Pacific Northwest Timber segment has been renamed Northwest Timber to reflect the expanded geographic scope and integration of Idaho timberland assets.
(a)Excludes log trading activities.
(b)Includes volumes sold to third-party exporters.
(c)Estimated percentage of export volume includes direct exports and log sales to third-party exporters.
(d)Pricing is reported on a CFR basis (i.e., inclusive of export costs and freight).
(e)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended March 31,
Wood Products Overview	2026	2025
Volume and Pricing Data
Lumber Shipments (MMBF) (a)	199	—
Lumber Price Realization (in dollars per MBF) (b)	$437	—

Summary Financial Data (in millions of dollars)
Lumber Sales	$87.2	—
Plywood/Residual/Other	21.3	—
Total Sales	$108.5	—

Costs and Expenses
Freight, logging and hauling	($13.2)	—
Fiber costs	(49.3)	—
Manufacturing costs	(40.8)	—
Finished goods inventory change	2.4	—
Depreciation, depletion and amortization	(6.7)	—
Other costs and expenses	(1.9)	—
Total Costs and Expenses	($109.5)	—

Operating Loss	($1.0)	—
(+) Inventory purchase price adjustment in cost of sales (c)	1.2	—
(+) Depreciation, depletion and amortization	6.7	—
Adjusted EBITDA (d)	$6.8	—

(a)Lumber shipments on a full quarter basis, inclusive of the pre-merger period, were 288 MMBF and 295 MMBF in Q1 2026 and Q4 2025, respectively.
(b)Lumber price realizations on a full quarter basis, inclusive of the pre-merger period, was $427 per MBF and $384 per MBF in Q1 2026 and Q4 2025, respectively.
(c)Inventory purchase price adjustment in cost of sales reflects a non-cash, one-time charge reflecting the excess of fair value over PotlatchDeltic’s historical cost on acquired finished goods inventory sold post-closing.
(d)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended March 31,
Real Estate Overview	2026	2025
Sales (in millions of dollars)
Improved Development (a)	$6.6	$3.3
Rural	49.4	5.3
Deferred Revenue/Other (b)	3.8	1.6
Total Sales	$59.8	$10.2

Acres Sold
Improved Development (a)	39.2	78.2
Rural	7,656	953
Total Acres Sold	7,695	1,031

Gross Price per Acre (dollars per acre)
Improved Development (a)	$167,965	$42,101
Rural	6,457	5,534
Weighted Average (Total)	$7,280	$8,308
Weighted Average (Adjusted) (c)	$6,457	$5,534

Operating Income (Loss)	$27.4	($1.0)
(+) Depreciation, depletion and amortization	6.9	0.6
(+) Non-cash cost of land and improved development	12.0	2.4
Adjusted EBITDA (d)	$46.2	$2.0

(a)Reflects land with capital invested in infrastructure improvements.
(b)Includes deferred revenue adjustments, builder price participation and other fees related to Improved Development sales, as well as residential and commercial lease revenue and revenue from our country club operations.
(c)Excludes Improved Development.
(d)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended March 31,
Capital Expenditures By Segment (in millions of dollars)	2026	2025
Timber Capital Expenditures
Southern Timber
Reforestation, silviculture and other capital expenditures	$9.7	$6.2
Property taxes	2.2	1.8
Lease payments	0.1	0.1
Allocated overhead	2.0	1.5
Subtotal Southern Timber	$14.0	$9.6
Northwest Timber
Reforestation, silviculture and other capital expenditures	2.2	1.5
Property taxes	0.5	0.1
Allocated overhead	1.3	0.7
Subtotal Northwest Timber	$4.0	$2.4
Total Timber Segments Capital Expenditures	$18.0	$12.0
Wood Products	2.4	—
Real Estate	—	—
Total Capital Expenditures	$20.4	$12.0

Real Estate Development Investments (a)	$4.5	$4.1

(a)Represents investments in master infrastructure or entitlements in our real estate development projects. Real Estate Development Investments are amortized as the underlying properties are sold and included in Non-Cash Cost of Land and Improved Development.

	Three Months Ended March 31,
Discontinued Operations *	2026	2025
Summary Financial Data by Historical Segment (in millions of dollars)
New Zealand Timber
Timber Sales	—	$52.5
Less: Cut and Haul	—	(20.4)
Less: Port and Freight	—	(15.4)
Net Stumpage Sales	—	$16.7
Other Non-Timber Sales	—	0.2
Total New Zealand Timber Sales	—	$52.7

Trading
Trading Sales	—	3.9
Non-Timber Sales	—	0.2
Total Trading Sales	—	$4.1

Total sales from discontinued operations	—	$56.8

Income from operations of discontinued operations, net of tax	—	$2.5

*Due to the Company’s sale of the entities that hold its entire 77% New Zealand joint venture interest, which was completed on June 30, 2025, New Zealand operating results are classified as Discontinued Operations in our Consolidated Financial Statements for the three months ended March 31, 2025.

    The following tables summarize sales, operating income (loss) and Adjusted EBITDA variances for March 31, 2026 versus March 31, 2025 (millions of dollars):

Sales	Southern Timber		Northwest Timber		Wood Products		Real Estate		Intersegment Eliminations		Total
Three Months Ended March 31, 2025	$50.9		$21.8		—		$10.2		—		$82.9
Volume	19.5		3.5		—		53.4		—		76.4
Price	(3.3)		1.2		—		(7.4)		—		(9.5)
Non-timber sales (a)	4.8		0.3		—		—		—		5.1
Other	16.8	(b)	5.3	(b)	108.5	(c)	3.6	(d)	(12.2)	(e)	122.0
Three Months Ended March 31, 2026	$88.7		$32.1		$108.5		$59.8		($12.2)		$276.8

(a)For the Southern Timber segment, includes sales from carbon capture and storage ("CCS") and solar energy contracts.
(b)Includes variance due to stumpage versus delivered sales.
(c)Wood Products is a new segment in Q1 2026.
(d)Includes deferred revenue adjustments, builder price participation, and other fees related to Improved Development sales, as well as residential and commercial lease revenue and revenue from our country club operations.
(e)Intersegment eliminations represents logs sold from the Timber segments to Wood Products.

Operating Income (Loss)	Southern Timber	Northwest Timber	Wood Products	Real Estate	Corporate and Other	Intersegment Eliminations	Total
Three Months Ended March 31, 2025	$10.1	$0.3	—	($1.0)	($9.3)	—	$0.1
Volume	6.7	1.5	—	35.0	—	—	43.2
Price (a)	(3.3)	1.2	—	(7.4)	—	—	(9.5)
Cost	(2.5)	(2.4)	—	(2.1)	(3.9)	—	(10.9)
Non-timber income (b)	4.8	0.3	—	—	—	—	5.1
Depreciation, depletion & amortization	(3.4)	(1.3)	—	(3.4)	(0.3)	—	(8.4)
Non-cash cost of land and improved development	—	—	—	5.9	—	—	5.9
Other (c)	—	—	(1.0)	0.4	(69.3)	(1.2)	(71.1)
Three Months Ended March 31, 2026	$12.4	($0.4)	($1.0)	$27.4	($82.8)	($1.2)	($45.7)

(a)For Timber segments, price is presented on a a gross basis and reflects prices excluding logging, hauling, and shipping costs. For Real Estate, price is presented net of cash closing costs.
(b)For the Southern Timber segment, includes income from carbon capture and storage (“CCS”) and solar energy contracts.
(c)Wood Products is a new segment in Q1 2026. Real Estate includes deferred revenue adjustments, builder price participation, and other fees related to Improved Development sales, as well as residential and commercial lease revenue and revenue from our country club operations. Corporate and Other includes $70.4 million of costs related to the merger with PotlatchDeltic in the current period, compared to $1.1 million of restructuring charges in the prior year period. Intersegment Eliminations reflects the elimination of profit on log sales from the Timber segments to Wood Products that remain in inventory at the end of the period.

Adjusted EBITDA (a)	Southern Timber	Northwest Timber	Wood Products	Real Estate	Corporate and Other	Intersegment Eliminations	Total
Three Months Ended March 31, 2025	$27.0	$5.9	—	$2.0	($7.9)	—	$27.1
Volume	19.5	3.6	—	53.4	—	—	76.5
Price (b)	(3.3)	1.2	—	(7.4)	—	—	(9.5)
Cost	(2.5)	(2.4)	—	(2.1)	(3.9)	—	(10.9)
Non-timber income (c)	4.8	0.3	—	—	—	—	5.1
Other (d)	—	—	6.8	0.3	—	(1.2)	5.9
Three Months Ended March 31, 2026	$45.5	$8.6	$6.8	$46.2	($11.8)	($1.2)	$94.1

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators below.
(b)For Timber segments, price is presented on a a gross basis and reflects prices excluding logging, hauling, and shipping costs. For Real Estate, price is presented net of cash closing costs.
(c)For the Southern Timber segment, includes income from carbon capture and storage (“CCS”) and solar energy contracts.
(d)Wood Products is a new segment in Q1 2026. Real Estate includes deferred revenue adjustments, builder price participation, and other fees related to Improved Development sales, as well as residential and commercial lease revenue and revenue from our country club operations. Intersegment Eliminations reflects the elimination of profit on log sales from the Timber segments to Wood Products that remain in inventory at the end of the period.
SOUTHERN TIMBER
    First quarter sales of $88.7 million increased $37.7 million, or 74%, versus the prior year period. Harvest volumes increased 76% to 2.78 million tons versus 1.58 million tons in the prior year period, primarily driven by 1.0 million tons of incremental volume from the PotlatchDeltic timberlands. Average delivered pine sawtimber prices decreased to $44.59 per ton versus $47.69 per ton in the prior year period, primarily reflecting changes in geographic mix associated with the expanded Southern Timber footprint, as well as modestly weaker market conditions. Average delivered pine pulpwood prices decreased to $30.20 per ton versus $37.83 per ton in the prior year period, reflecting geographic mix impacts from the expanded footprint, as well as softer pulpwood markets. Meanwhile, weighted-average prices on stumpage sales (including hardwood) decreased to $16.65 per ton versus $18.11 per ton in the prior year period, largely attributable to the geographic mix shift due to the merger. Operating income of $12.4 million increased $2.2 million versus the prior year period due to higher volumes ($6.7 million) and higher non-timber income ($4.8 million), partially offset by higher depletion expense ($3.4 million), lower prices ($3.3 million) and higher costs ($2.5 million). First quarter Adjusted EBITDA of $45.5 million was 68%, or $18.4 million, above the prior year period.
NORTHWEST TIMBER
First quarter sales of $32.1 million increased $10.3 million, or 47%, versus the prior year period. Harvest volumes increased 38% to 361,000 tons versus 261,000 tons in the prior year period, primarily driven by 116,000 tons of incremental volume from legacy PotlatchDeltic timberlands. Idaho harvest activity was limited during the first quarter due to extended spring break-up conditions following a relatively mild winter. Average delivered prices for sawtimber increased to $94.37 per ton versus $90.58 per ton in the prior year period, primarily reflecting geographic mix due to the addition of Idaho sawtimber (most of which is indexed to lumber prices), which more than offset modestly lower prices in the Pacific Northwest. Average delivered pulpwood prices increased to $36.82 per ton versus $30.05 per ton in the prior year period, primarily due to improved pulpwood demand and less competition from sawmill residuals. Operating loss of ($0.4) million versus operating income of $0.3 million in the prior year period was driven by higher costs ($2.4 million) and higher depletion expense ($1.3 million), partially offset by higher volumes ($1.5 million), higher prices ($1.2 million) and higher non-timber income ($0.3 million). First quarter Adjusted EBITDA of $8.6 million was 45%, or $2.7 million, above the prior year period.

WOOD PRODUCTS
First quarter sales totaled $108.5 million, consisting of $87.2 million of lumber sales and $21.3 million of plywood, residual, and other sales. Improved supply-demand conditions due to capacity curtailments announced last year, coupled with seasonal restocking ahead of the spring building season, drove higher lumber prices throughout the first quarter, particularly for southern yellow pine. Lumber shipments totaled 199 MMBF, with average lumber price realizations of $437 per thousand board feet. While shipment volumes were impacted by adverse weather in both our Northern and Southern mills, overall manufacturing costs per unit remained stable. Industrial plywood demand and costs were also relatively stable during the quarter. First quarter operating loss and Adjusted EBITDA were $1.0 million and $6.8 million, respectively.
REAL ESTATE
First quarter sales of $59.8 million increased $49.6 million versus the prior year period, while operating income of $27.4 million increased $28.3 million versus the prior year period. Sales and operating income increased primarily due to higher acres sold (7,695 acres sold versus 1,031 acres sold in the prior year period), partially offset by lower weighted-average prices ($7,280 per acre versus $8,308 per acre in the prior year period).
Improved Development sales of $6.6 million included $3.5 million from the Heartwood development project south of Savannah, Georgia and $3.1 million from the Chenal Valley development project in Little Rock, Arkansas. Sales in Heartwood consisted of a 32-acre church site for $2.2 million ($68,000 per acre) and two commercial properties totaling 2.4 acres for $1.3 million ($538,000 per acre). Sales in Chenal Valley included 20 residential lots for $3.1 million ($157,000 per lot). This compares to Improved Development sales of $3.3 million in the prior year period.
Rural sales of $49.4 million consisted of 7,656 acres at an average price of $6,457 per acre, including a 2,226-acre sale to a solar developer for $10,100 per acre. This compares to prior year period sales of $5.3 million, which consisted of 953 acres at an average price of $5,534 per acre.
First quarter Adjusted EBITDA of $46.2 million increased $44.2 million versus the prior year period.
OTHER ITEMS
CORPORATE AND OTHER EXPENSE
    First quarter corporate and other operating expenses of $82.8 million increased $73.4 million versus the prior year period, primarily due to $70.4 million of costs related to the merger with PotlatchDeltic. The prior year period included $1.1 million of restructuring charges.
INTEREST EXPENSE, NET
    First quarter interest expense of $14.3 million increased $7.9 million versus the prior year period, primarily due to incremental debt assumed in the merger with PotlatchDeltic.
INTEREST INCOME
First quarter interest income of $7.2 million increased $4.3 million versus the prior year period, primarily due to a higher cash balance following the sale of the Company’s New Zealand joint venture interest in the second quarter of 2025.
OTHER MISCELLANEOUS INCOME (EXPENSE), NET
First quarter other miscellaneous income of $0.9 million compares to prior year period other miscellaneous expense of $1.9 million, which included $1.7 million of net costs associated with legal settlements.
INCOME TAX BENEFIT (EXPENSE)
    First quarter income tax benefit of $39.4 million versus $0.3 million of income tax expense in the prior year period was primarily driven by a $40.3 million benefit associated with the release of a valuation allowance. This valuation allowance was primarily related to net operating losses generated by the Company’s taxable REIT subsidiary, which are now expected to be utilized following the merger with PotlatchDeltic.
INCOME FROM OPERATIONS OF DISCONTINUED OPERATIONS, NET OF TAX
Discontinued operations relates to the sale of our New Zealand joint venture, which was completed on June 30, 2025. There was no income from discontinued operations in the first quarter of 2026. The prior year period included income from operations of discontinued operations, net of tax of $2.5 million. See Note 3 — Discontinued Operations for additional information.
SHARE REPURCHASES
During the first quarter, the Company repurchased approximately 1.5 million shares at an average price of $20.98 per share, or $31.1 million in total. As of March 31, 2026, the Company had $198.4 million remaining on its current share repurchase authorization.
OUTLOOK
In our Southern Timber segment, we expect full-year harvest volumes of 12.1 to 12.6 million tons, with anticipated harvest volumes of 2.9 to 3.1 million tons in the second quarter. We expect regional sawtimber and pulpwood prices to remain relatively stable for the second quarter compared to the first quarter. However, full-year and quarterly average pine prices for the combined company’s Southern Timber segment are expected to be lower than the standalone prices for Rayonier in the prior year based on the geographic mix of the combined company.
In our Northwest Timber segment, we expect full-year harvest volumes of 2.0 to 2.3 million tons, with anticipated harvest volumes of approximately 500,000 tons in the second quarter. We expect overall sawtimber prices to be higher in the second quarter compared to the first quarter primarily due to the addition of PotlatchDeltic’s Idaho timberlands. We continue to expect that full-year 2026 average log pricing for the combined company’s Northwest Timber segment will be higher than the standalone pricing for Rayonier in the prior year. Following the merger, our Northwest pricing is more sensitive to fluctuations in lumber pricing, as a significant portion of our sawlog sales in Idaho are indexed to lumber prices.
In our Wood Products segment, we continue to expect lumber shipments to total ~1.1 billion board feet for the 11 months of contribution in 2026. We further expect lumber shipments in the second quarter of approximately 310 to 320 million board feet. We were encouraged by the positive trajectory in lumber prices through mid-April, but pricing in recent weeks across some products has moderated amid more balanced supply/demand dynamics. Based on quarter-to-date price realizations and current lumber pricing, we expect the contribution from the Wood Products segment to be higher in the second quarter as compared to the first quarter results.
In our Real Estate segment, we are pleased by the continued momentum and maintain a strong pipeline of rural and improved development land sales for the balance of the year.

LIQUIDITY AND CAPITAL RESOURCES
    Our principal source of cash is cash flow from operations, primarily the harvesting of timber and sales of real estate. As an UPREIT, our main use of cash is dividends on Rayonier Inc. common shares and distributions on Rayonier, L.P. units. We also use cash to maintain the productivity of our timberlands through replanting and silviculture, and to maintain and improve our Wood Products manufacturing facilities through capital expenditures and other investments. Our operations have generally produced consistent cash flow and required limited capital resources; however, acquisitions generally require funding from external sources or Large Dispositions.
SUMMARY OF LIQUIDITY AND FINANCING COMMITMENTS

	March 31,	December 31,
(millions of dollars)	2026	2025
Cash and cash equivalents	$681.7	$842.9
Total debt (a)	2,059.5	1,050.0
Noncontrolling interests in the Operating Partnership	39.9	40.5
Shareholders’ equity	5,329.4	2,209.7
Total capitalization (total debt plus permanent and temporary equity)	7,428.8	3,300.2
Debt to capital ratio	28%	32%
Net debt to enterprise value (b)(c)	18%	6%

(a)Total debt as of March 31, 2026 and December 31, 2025 reflects principal on long-term debt and current maturities of long-term debt, gross of deferred financing costs and unamortized discounts.
(b)Net debt is calculated as total debt less cash and cash equivalents.
(c)Enterprise value based on market capitalization (including Rayonier, L.P. “OP” units) plus net debt based on Rayonier’s share price of $20.62 and $21.65 as of March 31, 2026 and December 31, 2025, respectively.

CASH FLOWS
The following table summarizes our cash flows from operating, investing and financing activities for the three months ended March 31, 2026 and 2025:

(millions of dollars)	2026	2025
Cash provided by (used for):
Operating activities	$34.6	$27.7
Investing activities	(53.1)	(21.4)
Financing activities	(142.8)	(116.5)

CASH PROVIDED BY OPERATING ACTIVITIES
    Cash provided by operating activities increased $6.9 million from the prior year period, primarily due to favorable change in working capital and improved operating results, including contributions from the legacy PotlatchDeltic operations following the merger, mostly offset by merger-related costs.
CASH USED FOR INVESTING ACTIVITIES
    Cash used for investing activities increased $31.6 million from the prior year period. This is primarily due to the net cash consideration transferred in our merger with PotlatchDeltic ($24.8 million), higher capital expenditures from continuing operations ($8.4 million), higher real estate development investments ($0.5 million) and other investing activities ($4.8 million), partially offset by interest received under swaps with other-than-insignificant financing elements ($4.1 million) and lower capital expenditures from discontinued operations ($2.7 million).

CASH USED FOR FINANCING ACTIVITIES
    Cash used for financing activities increased $26.3 million from the prior year period. This was primarily due to higher share repurchases ($29.4 million), repayments of debt ($27.5 million), higher equity issuance costs ($0.9 million) and finance lease payments ($0.8 million), partially offset by lower dividends paid on common shares ($29.3 million), (as the current year period reflects dividends on incremental shares issued in connection with the PotlatchDeltic merger, while the prior year period included a $67.8 million special dividend), lower distributions to noncontrolling interests in consolidated affiliates ($1.9 million) and lower distributions to noncontrolling interests in the Operating Partnership ($1.0 million).
FUTURE USES OF CASH
We expect future uses of cash to include working capital requirements, principal and interest payments on long-term debt, lease payments, capital expenditures, real estate development investments, acquisitions, dividends on Rayonier Inc. common shares and distributions on Rayonier, L.P. units, repurchases of the Company’s common shares, or other expenditures as needed.

Significant long-term uses of cash include the following (in millions):

Future uses of cash (in millions)	Total	Payments Due by Period
		2026	2027-2028	2029-2030	Thereafter
Long-term debt (a)	$1,859.5	—	$438.8	$574.7	$846.0
Current maturities of long-term debt (b)	200.0	200.0	—	—	—
Interest payments on long-term debt (c)	411.4	72.9	161.0	97.0	80.5
Operating leases — timberland (d)	22.1	2.7	5.4	4.2	9.8
Operating leases — PP&E, offices (d)	7.0	2.5	4.0	0.5	—
Finance leases — PP&E (d)	13.6	4.2	7.3	2.1	—
Commitments — real estate projects (e)	96.1	34.5	50.9	6.6	4.1
Commitments — environmental remediation (f)	9.6	5.3	1.4	0.8	2.1
Commitments — cutting contracts (g)	21.7	6.8	12.0	2.2	0.7
Commitments — other (h)	36.3	15.4	11.4	3.5	6.0
Total	$2,677.3	$344.3	$692.2	$691.6	$949.2

(a)The book value of long-term debt, net of deferred financing costs and unamortized discounts, is recorded at $1,855.1 million on our Consolidated Balance Sheets, but upon maturity the liability will be $1,859.5 million. See Note 8 — Debt for additional information.
(b)The book value of current maturities of long-term debt is recorded on our Consolidated Balance Sheets net of an immaterial amount of deferred financing costs. See Note 8 — Debt for additional information.
(c)Projected interest payments for variable-rate debt were calculated based on outstanding principal amounts and interest rates as of March 31, 2026 and excludes the impact of hedging.
(d)Excludes anticipated renewal options.
(e)Commitments — real estate projects primarily consists of payments expected to be made on real estate development projects.
(f)Commitments — environmental remediation primarily represents our estimate of potential liability associated with environmental contamination and Natural Resource Damages in Port Gamble, Washington. See Note 13 — Environmental and Natural Resource Damage Liabilities for additional information.
(g)Commitments — cutting contracts consists of payments expected to be made under timber cutting contracts to supply logs to the Company’s Wood Products manufacturing facilities.
(h)Commitments — other includes other purchase obligations.

We expect to fund these requirements with a combination of existing cash balances, cash generated by operating activities, Large Dispositions, and our Revolving Credit Facility. We believe we have sufficient liquidity to meet our business requirements for the next 12 months and the foreseeable future.

EXPECTED 2026 EXPENDITURES
Capital expenditures in 2026 are expected to range between $104 million and $108 million, excluding strategic acquisitions. Capital expenditures primarily consist of seedling planting, fertilization and other silvicultural activities; maintenance and discretionary capital projects at our Wood Products facilities; property taxes; lease payments; and allocated overhead. Aside from these recurring expenditures, we continue to actively evaluate opportunistic investments.
We anticipate real estate development investments in 2026 to range between $28 million and $32 million, net of reimbursements from community development bonds. These investments are primarily related to Wildlight, our mixed-use community development project located north of Jacksonville, Florida; Heartwood, our mixed-use development project located in Richmond Hill just south of Savannah, Georgia; and our master-planned community at Chenal Valley in Little Rock, Arkansas.
Our 2026 dividend payments on Rayonier Inc. common shares and distributions to Rayonier, L.P. unitholders are expected to be approximately $316 million and $2 million, respectively, assuming no change in the quarterly dividend rate of $0.26 per share or partnership unit, or material changes in the number of shares or partnership units outstanding.
We expect to make estimated cash contributions in 2026 of approximately $7.3 million to the qualified pension plan. Additionally, the non-qualified plans are unfunded; expected benefit payments to be made directly by Rayonier in 2026 are approximately $2.7 million. Expected other postretirement benefit payments in 2026 are approximately $1.8 million. See Note 18 — Pension and Other Postretirement Employee Benefits for additional information.
In April 2026, we repaid the $200.0 million 2016 Incremental Term Loan at its scheduled maturity using cash on hand. See Note 8 — Debt for additional information regarding our debt maturity profile.
Future share repurchases, if any, will depend on the Company’s liquidity and cash flow, general market conditions, and other considerations, including capital allocation priorities.
OFF-BALANCE SHEET ARRANGEMENTS
We utilize off-balance sheet arrangements to provide credit support for certain suppliers and vendors, in case of their default on critical obligations, and collateral for outstanding claims under our previous workers’ compensation self-insurance programs. These arrangements consist of standby letters of credit and surety bonds. As part of our ongoing operations, we also periodically issue guarantees to third parties. These off-balance sheet arrangements are not considered a source of liquidity or capital resources and do not expose us to material risks or material unfavorable financial impacts. See Note 14 — Guarantees for details on the letters of credit and surety bonds as of March 31, 2026.

SUMMARY OF GUARANTOR FINANCIAL INFORMATION
In May 2021, Rayonier, L.P. issued $450 million of 2.75% Senior Notes due 2031 (the “Senior Notes due 2031”). At issuance, Rayonier Inc., Rayonier TRS Holdings Inc., and Rayonier Operating Company, LLC agreed to irrevocably, fully and unconditionally guarantee, jointly and severally, the obligations of Rayonier, L.P. with respect to the Senior Notes due 2031.
On February 13, 2026, in connection with the merger with PotlatchDeltic Corporation, the Company executed a Second Supplemental Indenture pursuant to which PotlatchDeltic Forest Holdings, LLC, PotlatchDeltic Land & Lumber, LLC, PotlatchDeltic Timber, LLC, PotlatchDeltic REIT Southeastern, LLC, and PotlatchDeltic Manufacturing, LLC (collectively, the “PotlatchDeltic Guarantors”) became additional guarantors of the Senior Notes due 2031. The Senior Notes due 2031 are now guaranteed, jointly and severally, by Rayonier Inc., Rayonier TRS Holdings Inc., Rayonier Operating Company LLC, and the PotlatchDeltic Guarantors (collectively, the “Guarantors”).
As the general partner of Rayonier, L.P., Rayonier Inc. consolidates Rayonier, L.P. and has no material assets or liabilities other than its interest in the partnership. These notes are unsecured and unsubordinated and will rank equally with all other unsecured and unsubordinated indebtedness outstanding from time to time.
Rayonier, L.P. is a limited partnership, in which Rayonier Inc. is the general partner. The operating subsidiaries of Rayonier, L.P. conduct all of our operations. Rayonier, L.P.’s most significant assets are its interest in operating subsidiaries; however, these have been excluded from the table below to eliminate intercompany transactions between the issuer and guarantors and to exclude investments in non-guarantors. Consequently, the Company’s ability to make required payments on the notes depends on the performance of the operating subsidiaries and their ability to distribute funds to us. There are no material restrictions on dividends from these operating subsidiaries.
Because the PotlatchDeltic Guarantors joined the obligor group during the quarter, the summarized financial information as of March 31, 2026 reflects the expanded obligor group, while the December 31, 2025 information reflects only Rayonier, L.P. and the original three guarantors. The two periods are therefore not presented on a comparable obligor-group basis.
The summarized balance sheet information for the consolidated obligor group of debt issued by Rayonier, L.P. for the three months ended March 31, 2026 and year ended December 31, 2025 are provided in the table below:

(in millions)	March 31, 2026	December 31, 2025
Current assets	$842.6	$854.0
Non-current assets	749.8	65.3
Current liabilities	303.5	221.2
Non-current liabilities	3,747.0	2,518.0
Due to non-guarantors	1,744.6	1,650.6
The summarized results of operations information for the consolidated obligor group of debt issued by Rayonier, L.P. for the three months ended March 31, 2026 and year ended December 31, 2025 are provided in the table below:

(in millions)	March 31, 2026	December 31, 2025
Cost and expenses	($231.0)	($37.4)
Operating loss	(77.7)	(37.4)
Net loss	(83.3)	(39.2)
Revenue from non-guarantors	123.5	593.8

LIQUIDITY FACILITIES
See Note 8 — Debt for details on our liquidity facilities and other outstanding debt, including the financial covenants, associated with our Senior Notes due 2031 and our Second Amended and Restated Credit Agreement.
RESTRICTED CASH
See Note 24 — Restricted Cash for further information regarding cash held in escrow.

PERFORMANCE AND LIQUIDITY INDICATORS
The discussion below is presented to enhance the reader’s understanding of our operating performance, liquidity, and ability to generate cash and satisfy rating agency and creditor requirements. This information includes two measures of financial results: Adjusted Earnings before Interest, Taxes, Depreciation, Depletion and Amortization (“Adjusted EBITDA”) and Cash Available for Distribution (“CAD”). These measures are not defined by Generally Accepted Accounting Principles (“GAAP”), and the discussion of Adjusted EBITDA and CAD is not intended to conflict with, change or serve as a substitute to any of the GAAP disclosures described above.
Management uses Adjusted EBITDA as a performance measure. Adjusted EBITDA is a non-GAAP measure that management uses to make strategic decisions about the business and that investors can use to evaluate the operational performance of the assets under management. It excludes specific items that management believes are not indicative of the Company’s ongoing operating results. We define Adjusted EBITDA as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of land and improved development, non-operating income and expense, costs related to the merger with PotlatchDeltic, an inventory purchase price adjustment in cost of sales, income from operations of discontinued operations, restructuring charges and Large Dispositions.
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
In compliance with SEC requirements for non-GAAP measures, we reduce CAD by mandatory debt repayments, resulting in a measure entitled “Adjusted CAD.” When mandatory debt repayments or other required cash settlements are incurred, CAD is reduced for such amounts. CAD and Adjusted CAD are not necessarily indicative of the CAD that may be generated in future periods.
We reconcile Adjusted EBITDA to Net Loss for the consolidated Company and to Operating Income (Loss) for the segments, as those are the most comparable GAAP measures for each. The following table provides a reconciliation of Net Loss to Adjusted EBITDA for the respective periods (in millions of dollars):

	Three Months Ended March 31,
	2026	2025
Net Loss to Adjusted EBITDA Reconciliation
Net Loss	($12.5)	($3.1)
Interest, net and miscellaneous expense	7.1	3.5
Income tax (benefit) expense (a)	(39.4)	0.3
Depreciation, depletion and amortization	56.2	23.5
Non-cash cost of land and improved development	12.0	2.4
Non-operating (income) expense (b)	(0.9)	1.8
Costs related to the merger with PotlatchDeltic (c)	70.4	—
Inventory purchase price adjustment in cost of sales (d)	1.2	—
Restructuring charges (e)	—	1.1
Income from operations of discontinued operations, net of tax (f)	—	(2.5)
Adjusted EBITDA	$94.1	$27.1

(a)The three months ended March 31, 2026 includes a $40.3 million tax benefit from our valuation allowance release.
(b)The three months ended March 31, 2025 includes $1.7 million of net costs associated with legal settlements.
(c)Costs related to the merger with PotlatchDeltic include professional services fees, employee-related costs, accelerated stock-based compensation, and other integration-related costs incurred in connection with the merger, which closed on January 30, 2026.
(d)Inventory purchase price adjustment in cost of sales reflects a non-cash, one-time charge reflecting the excess of fair value over PotlatchDeltic’s historical cost on acquired finished goods inventory sold post-closing.
(e)Restructuring charges include severance costs related to workforce optimization initiatives.
(f)Income from operations of discontinued operations, net of tax includes income generated by the Company's New Zealand joint venture interest, which was classified as discontinued operations prior to its June 30, 2025 disposition.

The following tables provide a reconciliation of Operating Income (Loss) by segment to Adjusted EBITDA by segment for the respective periods (in millions of dollars):

Three Months Ended	Southern Timber	Northwest Timber	Wood Products	Real Estate	Corporate and Other	Intersegment Eliminations	Total
March 31, 2026
Operating income (loss)	$12.4	($0.4)	($1.0)	$27.4	($82.8)	($1.2)	($45.7)
Depreciation, depletion and amortization	33.1	9.0	6.7	6.9	0.6	—	56.2
Non-cash cost of land and improved development	—	—	—	12.0	—	—	12.0
Costs related to the merger with PotlatchDeltic (a)	—	—	—	—	70.4	—	70.4
Inventory purchase price adjustment in cost of sales (b)	—	—	1.2	—	—	—	1.2
Adjusted EBITDA	$45.5	$8.6	$6.8	$46.2	($11.8)	($1.2)	$94.1

March 31, 2025
Operating income (loss)	$10.1	$0.3	—	($1.0)	($9.3)	—	$0.1
Depreciation, depletion and amortization	16.9	5.6	—	0.6	0.4	—	23.5
Non-cash cost of land and improved development	—	—	—	2.4	—	—	2.4
Restructuring charges (c)	—	—	—	—	1.1	—	1.1
Adjusted EBITDA	$27.0	$5.9	—	$2.0	($7.9)	—	$27.1

(a)Costs related to the merger with PotlatchDeltic include professional services fees, employee-related costs, accelerated stock-based compensation, and other integration-related costs incurred in connection with the merger, which closed on January 30, 2026.
(b)Inventory purchase price adjustment in cost of sales reflects a non-cash, one-time charge reflecting the excess of fair value over PotlatchDeltic’s historical cost on acquired finished goods inventory sold post-closing.
(c)Restructuring charges include severance costs related to workforce optimization initiatives.

The following table provides a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Three Months Ended March 31,
	2026	2025
Cash provided by operating activities	$34.6	$27.7
Costs related to the merger with PotlatchDeltic (a)	70.4	—
Capital expenditures (b)	(20.4)	(12.0)
Working capital and other balance sheet changes	5.6	13.6
Cash provided by operating activities from discontinued operations	—	(9.0)
CAD	$90.2	$20.3
Mandatory debt repayments	(27.5)	—
Adjusted CAD	$62.7	$20.3

Cash used for investing activities	($53.1)	($21.4)
Cash used for financing activities	($142.8)	($116.5)

(a)Costs related to the merger with PotlatchDeltic include professional services fees, employee-related costs, accelerated stock-based compensation, and other integration-related costs incurred in connection with the merger, which closed on January 30, 2026.
(b)Capital expenditures exclude real estate development investments.

The following table provides supplemental cash flow data (in millions of dollars):

	Three Months Ended March 31,
	2026	2025
Real Estate Development Investments	($4.5)	($4.1)
Distributions to noncontrolling interests in consolidated affiliates	—	(1.9)

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    We are exposed to various market risks, including changes in interest rates and commodity prices. Our objective is to minimize the economic impact of these market risks. We use derivative instruments in accordance with policies and procedures approved by the Audit Committee of the Board of Directors. These activities are managed by a senior executive committee that is responsible for initiating, managing, and monitoring resulting exposures. We do not enter into financial instruments for trading or speculative purposes.
Interest Rate Risk
    We are exposed to interest rate risk through our variable-rate debt, primarily driven by changes in SOFR. To manage this exposure, we utilize interest rate swaps to convert existing and anticipated future floating-rate borrowings under our term credit agreements to fixed rates. As of March 31, 2026, we had $1.6 billion of variable-rate debt outstanding, which was fully hedged by interest rate swaps with an aggregate notional amount of $1.6 billion. Consequently, a hypothetical one-percentage point increase/decrease in interest rates would result in no corresponding change to our interest payments or interest expense over a 12-month period. Refer to Note 9 — Derivative Financial Instruments and Hedging Activities for additional information regarding these interest rate swaps.
    The fair market value of our fixed-interest rate debt is also subject to interest rate risk. As of March 31, 2026, the estimated fair value of our fixed-rate debt was $404.8 million, compared to a principal amount of $450.0 million. We estimate the fair value of our debt using market interest rates for debt with similar terms and maturities. Generally, the fair market value of fixed-rate debt increases as interest rates fall and decreases as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at March 31, 2026 would result in a corresponding decrease/increase in the fair value of our fixed-rate debt of approximately $18 million and $19 million, respectively.
    We estimate the weighted-average effective interest rate on our combined fixed and variable-rate debt to be approximately 2.3%. This estimate accounts for the impact of interest rate swaps and the reduction in cost provided by estimated patronage, and excludes unused commitment fees related to our Revolving Credit Facility.
    The following table summarizes our outstanding debt, interest rate swaps, and average interest rates by year of expected maturity, along with the respective fair values at March 31, 2026:

(Dollars in thousands)	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Variable-rate debt:
Principal amounts	$200,000	$138,750	$300,000	$390,000	$184,750	$396,000	$1,609,500	$1,609,500
Average interest rate (a)(b)	5.40%	5.67%	5.41%	5.47%	5.74%	5.93%	5.61%
Fixed-rate debt:
Principal amounts	—	—	—	—	—	$450,000	$450,000	$404,820
Average interest rate (b)	—	—	—	—	—	2.75%	2.75%
Interest rate swaps:
Notional amount	$200,000	$138,750	$300,000	$390,000	$184,750	$396,000	$1,609,500	$124,871
Average pay rate (b)	1.50%	0.50%	1.84%	0.64%	0.71%	1.62%	1.21%
Average receive rate (c)	3.65%	3.67%	3.66%	3.66%	3.67%	3.66%	3.66%

(a)    Excludes estimated patronage refunds.
(b)    Interest rates as of March 31, 2026.
(c)    Weighted average of (i) the Daily Simple SOFR rate on a 25-day look back period and (ii) the 1-Month Term SOFR rate, each as of March 31, 2026 based on the respective notional amounts.

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
Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of March 31, 2026.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
On January 30, 2026, the Company completed its merger with PotlatchDeltic. In connection with the merger, management is in the process of assessing the internal control environment of the acquired operations. Consistent with SEC guidance, we may exclude PotlatchDeltic's internal controls from our assessment of internal control over financial reporting in our Annual Report on Form 10-K for the year ending December 31, 2026, subject to required disclosures regarding the significance of the excluded operations. We will include PotlatchDeltic's internal controls within the scope of our assessment no later than our Annual Report on Form 10-K for the fiscal year ending December 31, 2027. We have implemented appropriate oversight procedures to monitor internal controls during the integration period. Other than activities related to the integration of PotlatchDeltic, there were no other changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of March 31, 2026, PotlatchDeltic constituted 59% of the Company’s total assets and approximately 57% of the Company’s revenues for the quarter ended March 31, 2026.

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
Based on an evaluation of the Operating Partnership’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including Rayonier’s Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of March 31, 2026.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
On January 30, 2026, the Operating Partnership completed its merger with PotlatchDeltic. In connection with the merger, management is in the process of assessing the internal control environment of the acquired operations. Consistent with SEC guidance, we may exclude PotlatchDeltic's internal controls from our assessment of internal control over financial reporting in our Annual Report on Form 10-K for the year ending December 31, 2026, subject to required disclosures regarding the significance of the excluded operations. We will include PotlatchDeltic's internal controls within the scope of our assessment no later than our Annual Report on Form 10-K for the fiscal year ending December 31, 2027. We have implemented appropriate oversight procedures to monitor internal controls during the integration period. Other than activities related to the integration of PotlatchDeltic, there were no other changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of March 31, 2026, PotlatchDeltic constituted 59% of the Operating Partnership’s total assets and approximately 57% of the Operating Partnership’s revenues for the quarter ended March 31, 2026.

PART II.    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

The information set forth in Note 12 — Contingencies and in Note 13 — Environmental and Natural Resource Damage Liabilities in the “Notes to Consolidated Financial Statements” under Item 1 of Part I of this report is incorporated herein by reference.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Rayonier Inc.
REGISTERED SALES OF EQUITY SECURITIES

From time to time, the Company may issue common shares in exchange for units in the Operating Partnership. Such shares are issued based on an exchange ratio of one common share for each unit, pursuant to the agreement of the Operating Partnership. During the quarter ended March 31, 2026, the Company issued 637 common shares in exchange for an equal number of units in the Operating Partnership.
ISSUER REPURCHASES OF EQUITY SECURITIES

In December 2024, the Board of Directors authorized a $300 million share repurchase program (the “repurchase program”). Repurchases may occur at management’s discretion from time to time on the open market or through privately negotiated transactions. The repurchase program has no time limit and may be suspended for periods or discontinued at any time. During the first quarter of 2026, the Company repurchased 1,480,753 shares under this program. As of March 31, 2026, $198.4 million remained available for future repurchases, representing approximately 9,620,972 shares based on the period-end closing stock price of $20.62.
The following table provides information regarding our purchases of Rayonier common shares during the quarter ended March 31, 2026:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (c)
January 1 to January 31	—	—	—	10,090,271
February 1 to February 28	309,805	$22.47	270,000	10,394,809
March 1 to March 31	1,216,512	$20.64	1,210,753	9,620,972
Total	1,526,317		1,480,753

(a)Includes 45,564 shares repurchased to satisfy tax withholding obligations arising from the vesting of shares under the Rayonier Incentive Stock Plan. The repurchase price for each share was based on the Company’s common share closing price on the respective vesting dates.
(b)Consists of purchases made in open-market transactions under the $300 million share repurchase program announced on December 2, 2024.
(c)The maximum number of shares authorized to be purchased under the repurchase program at the end of January, February and March is based on the month-end closing stock prices of $22.74, $21.49, and $20.62, respectively.

Rayonier, L.P.
UNREGISTERED SALES OF EQUITY SECURITIES

There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended March 31, 2026.
ISSUER REPURCHASES OF EQUITY SECURITIES

Pursuant to the Operating Partnership’s limited partnership agreement, limited partners have the right to redeem their Operating Partnership units for cash, or at our election, shares of Rayonier Common Stock on a one-for-one basis. During the quarter ended March 31, 2026, 637 units in the Operating Partnership were redeemed by limited partners in exchange for an equal number of shares of Rayonier Common Stock.

Item 5.    OTHER INFORMATION
Insider Trading Arrangements and Policies

Except as described below, none of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2026, as such terms are defined under item 408(a) of Regulation S-K.
In connection with closing of the merger with PotlatchDeltic, the reference security for the existing Rule 10b5-1 trading arrangements for each of Eric J. Cremers, Wayne Wasechek, Robert L. Schwartz and Ryan Daniels, which were assumed by Rayonier and remain in full force and effect, is now the Company’s securities pursuant to the terms of such trading arrangements. Each trading arrangement authorizes the automatic sale of the number of shares required to generate sufficient proceeds to cover the tax withholding obligation (calculated at the officer’s minimum or maximum withholding rate, as determined by the terms of the respective officer's trading arrangement) in connection with the settlement of equity awards granted to the respective officer under Legacy PotlatchDeltic equity incentive plans assumed by Rayonier. The proceeds of the sales will be delivered to the Company in satisfaction of the applicable tax withholding obligation and used to pay any fees, commissions and costs of sale. The number of shares that will be sold to cover the applicable tax withholding obligation is indeterminable and the duration of each arrangement is perpetual until terminated by the applicable officer.

Item 6.    EXHIBITS

3.1	Amended and Restated Bylaws of Rayonier Inc.	Incorporated by reference to Exhibit 3.2 to the Registrant's February 2, 2026 Form 8-K
10.1
Second Amended and Restated Credit Agreement, dated as of January 30, 2026, among Rayonier Inc., Rayonier TRS Holdings Inc., Rayonier Operating Company LLC, Rayonier, L.P., PotlatchDeltic Forest Holdings, LLC and PotlatchDeltic Land & Lumber, LLC, as Borrowers, CoBank, ACB, as Administrative Agent, Swing Line Lender and an Issuing Bank, JPMorgan Chase Bank, N.A. and Truist Bank, as Co-Documentation Agents, and CoBank, ACB, AgFirst Farm Credit Bank, and AgWest Farm Credit, PCA, as Joint Lead Arrangers and Joint Bookrunners.
Incorporated by reference to Exhibit 10.1 to the Registrant’s February 3, 2026 Form 8-K
10.2
Second Amended and Restated Guarantee Agreement, dated as of January 30, 2026, among Rayonier Inc., Rayonier TRS Holdings Inc., Rayonier Operating Company LLC, Rayonier, L.P., PotlatchDeltic Forest Holdings, LLC and PotlatchDeltic Land & Lumber, LLC, PotlatchDeltic Timber, LLC, PotlatchDeltic REIT Southeastern, LLC, and PotlatchDeltic Manufacturing, LLC, as Guarantors, and CoBank, ACB, as Administrative Agent.
Incorporated by reference to Exhibit 10.2 to the Registrant’s February 3, 2026 Form 8-K
10.3	PotlatchDeltic Corporation Amended and Restated 2019 Long-Term Incentive Plan*	Incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8, filed on February 2, 2026
10.4	PotlatchDeltic Corporation 2014 Long-Term Incentive Plan*	Incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8, filed on February 2, 2026
10.5	PotlatchDeltic Corporation Deferred Compensation Plan for Directors II*	Incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-8, filed on February 2, 2026
10.6	Form of PotlatchDeltic Corporation Restricted Stock Unit Award Notice and Agreement (Directors) 2014 Long-Term Incentive Plan*	Filed herewith
10.7	Form of PotlatchDeltic 2019 Long-Term Incentive Plan Performance Share Agreement for performance share awards granted on or after December 2, 2021*	Incorporated by reference to Exhibit 10.26 to PotlatchDeltic Corporation’s December 31, 2021 Form 10-K (SEC File No. 001-32729)
10.8	Form of PotlatchDeltic 2019 Long-Term Incentive Plan Performance Share Award Agreement (Employee) for performance share awards granted on or after August 27, 2024*	Incorporated by reference to Exhibit 10.2 to PotlatchDeltic Corporation’s September 30, 2024 Form 10-Q (SEC File No. 001-32729)
10.9	Form of PotlatchDeltic 2019 Long-Term Incentive Plan Award Director RSU Notice and Agreement*	Filed herewith
10.10	Form of PotlatchDeltic 2019 Long-Term Incentive Plan Award Employee RSU Notice and Agreement*	Filed herewith

10.11	Form of PotlatchDeltic 2019 Long-Term Incentive Plan Performance Share Award Notice (Employee)*	Incorporated by reference to Exhibit 10.2 to PotlatchDeltic Corporation’s September 30, 2025 Form 10-Q (SEC File No. 001-32729)
10.12	PotlatchDeltic Corporation Salaried Supplemental Benefit Plan II, effective December 5, 2008, amended and restated as of January 1, 2024*	Incorporated by reference to Exhibit 10.30 to PotlatchDeltic Corporation’s December 31, 2023 Form 10-K (SEC File No. 001-32729)
10.13	PotlatchDeltic Corporation Severance Program for Executive Employees, amended and restated effective January 1, 2019*	Incorporated by reference to Exhibit 10.5 to PotlatchDeltic Corporation’s February 21, 2019 Form 8-K (SEC File No. 001-32729)
10.14	PotlatchDeltic Corporation Deferred Compensation Plan for Directors II, as amended and restated effective May 8, 2014 and further amended and restated effective September 8, 2016*	Incorporated by reference to Exhibit 10(e) to PotlatchDeltic Corporation’s December 31, 2016 Form 10-K (SEC File No. 001-32729)
10.15	First Amendment to the PotlatchDeltic Corporation Deferred Compensation Plan for Directors II*	Incorporated by reference to Exhibit 10.1 to PotlatchDeltic Corporation’s December 7, 2017 Form 8-K (SEC File No. 001-32729)
22.1	List of Guarantor Subsidiaries	Incorporated by reference to Exhibit 22.1 to the Registrant’s December 31, 2025 Form 10-K
31.1	Rayonier Inc. - Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Rayonier Inc. - Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.3	Rayonier, L.P. - Chief Executive Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.4	Rayonier, L.P. - Chief Financial Officer’s Certification Pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Rayonier Inc. - Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Rayonier, L.P. - Certification of Periodic Financial Reports Under Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101
The following financial information from Rayonier Inc. and Rayonier, L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2026, formatted in Inline Extensible Business Reporting Language (“iXBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income (Loss) for the Three Months Ended March 31, 2026 and 2025 of Rayonier Inc.; (ii) the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 of Rayonier Inc.; (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the Quarters Ended March 31, 2026 and 2025 of Rayonier Inc.; (iv) the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2026 and 2025 of Rayonier Inc.; (v) the Consolidated Statements of Income and Comprehensive Income (Loss) for the Three Months Ended March 31, 2026 and 2025 of Rayonier, L.P.; (vi) the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 of Rayonier, L.P.; (vii) the Consolidated Statements of Changes in Capital for the Quarters Ended March 31, 2026 and 2025 of Rayonier, L.P.; (viii) the Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2026 and 2025 of Rayonier, L.P.; and (ix) the Notes to Consolidated Financial Statements of Rayonier Inc. and Rayonier, L.P.
Filed herewith
104	The cover page from the Company’s Quarterly Report on Form 10-Q from the quarter ended March 31, 2026, formatted in Inline XBRL (included as Exhibit 101).	Filed herewith

* Management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER INC.

By:	/s/ APRIL TICE
April Tice Senior Vice President and Chief Accounting Officer (Duly Authorized Officer, Principal Accounting Officer)
Date: May 8, 2026

RAYONIER, L.P.

By: RAYONIER INC., its sole general partner

By:	/s/ APRIL TICE
April Tice Senior Vice President and Chief Accounting Officer (Duly Authorized Officer, Principal Accounting Officer)
Date: May 8, 2026