Form 10-Q
period 2026-06-30
RAYONIER INC; Rayonier, L.P.
filed 2026-08-07
CIK 52827, 1806931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Rayonier Inc.    Yes ☐        No  ☒    Rayonier, L.P.    Yes ☐        No  ☒
As of July 31, 2026, Rayonier Inc. had 297,567,291 Common Shares outstanding. As of July 31, 2026, Rayonier, L.P. had 1,610,399 Units outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarterly period ended June 30, 2026 of Rayonier Inc., a North Carolina corporation, and Rayonier, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Rayonier” or “the Company” mean Rayonier Inc. and references to the “Operating Partnership” mean Rayonier, L.P. References to “we,” “us,” and “our” mean collectively Rayonier Inc., the Operating Partnership and entities/subsidiaries owned or controlled by Rayonier Inc. and/or the Operating Partnership.
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
As of June 30, 2026, the Company owned a 99.5% interest in the Operating Partnership, with the remaining 0.5% interest owned by limited partners of the Operating Partnership. As the sole general partner of the Operating Partnership, Rayonier Inc. has exclusive control of the day-to-day management of the Operating Partnership.
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

i

PART I.        FINANCIAL INFORMATION

Item 1.         Financial Statements

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
SALES (NOTE 5)	$396,479	$106,538	$673,266	$189,459
Costs and Expenses
Cost of sales	(320,814)	(74,906)	(551,150)	(139,858)
Selling and general expenses	(30,738)	(16,922)	(52,413)	(33,613)
Other operating expense, net (Note 20)	(10,312)	(165)	(80,741)	(1,384)
	(361,864)	(91,993)	(684,304)	(174,855)
OPERATING INCOME (LOSS)	34,615	14,545	(11,038)	14,604
Interest expense, net	(16,910)	(6,542)	(31,211)	(12,936)
Interest income	4,845	2,327	12,001	5,203
Other miscellaneous (expense) income, net	(478)	(561)	376	(2,404)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	22,072	9,769	(29,872)	4,467
Income tax (expense) benefit (Note 22)	(2,829)	—	36,601	(291)
INCOME FROM CONTINUING OPERATIONS	19,243	9,769	6,729	4,176
DISCONTINUED OPERATIONS, NET (NOTE 3)
(Loss) income from operations of discontinued operations, net of tax	—	(625)	—	1,883
Gain on sale of discontinued operations	—	404,463	—	404,463
INCOME FROM DISCONTINUED OPERATIONS	—	403,838	—	406,346
NET INCOME	19,243	413,607	6,729	410,522
Less: Net income attributable to noncontrolling interests in the Operating Partnership	(106)	(5,476)	(24)	(5,430)
Less: Net loss attributable to noncontrolling interests in consolidated affiliates	—	577	—	192
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	19,137	408,708	6,705	405,284
OTHER COMPREHENSIVE INCOME (LOSS), RELATING TO CONTINUING OPERATIONS
Cash flow hedges, net of income tax effect of $359, $0, $374 and $0	10,234	(5,968)	12,490	(14,727)
Pension and postretirement benefit plans, net of income tax effect of $0, $0, $0 and $0	(2)	(2)	(3)	(3)
OTHER COMPREHENSIVE INCOME, RELATING TO DISCONTINUED OPERATIONS
Foreign currency translation adjustment, net of income tax effect of $0, $0, $0 and $0	—	16,842	—	20,475
Cash flow hedges, net of income tax effect of $0, $2,866, $0 and $3,531	—	7,368	—	9,080
Deconsolidation of discontinued operations, net of income tax effect of $0, $0, $0 and $0	—	29,068	—	29,068
Total other comprehensive income	10,232	47,308	12,487	43,893
COMPREHENSIVE INCOME	29,475	460,915	19,216	454,415
Less: Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(163)	(6,071)	(96)	(5,973)
Less: Comprehensive income attributable to noncontrolling interests in consolidated affiliates	—	(1,707)	—	(2,605)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$29,312	$453,137	$19,120	$445,837
EARNINGS PER COMMON SHARE (NOTE 7)
BASIC EARNINGS PER SHARE ATTRIBUTABLE TO RAYONIER INC.
Continuing Operations	$0.06	$0.06	$0.02	$0.03
Discontinued Operations	—	$2.57	—	$2.59
Net Income	$0.06	$2.63	$0.02	$2.62
DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO RAYONIER INC.
Continuing Operations	$0.06	$0.06	$0.02	$0.03
Discontinued Operations	—	$2.56	—	$2.57
Net Income	$0.06	$2.63	$0.02	$2.60
See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	June 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$411,760	$842,944
Trade receivables, less allowance for doubtful accounts of $131 and $209	51,500	9,101
Other receivables	13,726	7,171
Inventory (Note 16)	125,303	6,834
Prepaid expenses	19,539	9,873
Assets held for sale (Note 25)	59,108	5,429
Other current assets	244	2,403
Total current assets	681,180	883,755
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	5,791,117	2,299,484
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 15)	188,379	126,090
PROPERTY, PLANT AND EQUIPMENT
Land	23,719	5,581
Buildings	106,258	24,493
Machinery and equipment	471,723	6,977
Construction in progress	9,994	2,386
Total property, plant and equipment, gross	611,694	39,437
Less — accumulated depreciation	(39,137)	(20,909)
Total property, plant and equipment, net	572,557	18,528
RESTRICTED CASH, NON-CURRENT (NOTE 24)	10,505	495
OPERATING LEASE RIGHT-OF-USE ASSETS (NOTE 17)	23,875	16,286
OTHER ASSETS	196,050	60,015
TOTAL ASSETS	$7,463,663	$3,404,653
LIABILITIES, NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$30,852	$12,775
Current maturities of long-term debt, net (Note 8)	—	199,982
Accrued taxes	14,413	5,070
Accrued payroll and benefits	47,609	15,740
Accrued interest	8,201	4,517
Deferred revenue	48,523	19,260
Other current liabilities	41,625	13,937
Total current liabilities	191,223	271,281
LONG-TERM DEBT, NET (NOTE 8)	1,855,270	845,335
PENSION AND OTHER POSTRETIREMENT BENEFITS, NON-CURRENT (NOTE 18)	60,150	1,399
LONG-TERM DEFERRED REVENUE	13,161	9,600
LONG-TERM DEFERRED TAX LIABILITIES, NET	38,985	83
OTHER NON-CURRENT LIABILITIES	54,195	26,757
COMMITMENTS AND CONTINGENCIES (NOTE 11 and 12)
NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP (NOTE 6)	38,527	40,463
SHAREHOLDERS’ EQUITY
Common shares, 480,000,000 shares authorized, 298,607,178 and 161,425,616 shares issued and outstanding	5,150,249	1,904,376
Retained earnings	24,946	280,873
Accumulated other comprehensive income (Note 23)	36,957	24,486
TOTAL SHAREHOLDERS’ EQUITY	5,212,152	2,209,735
TOTAL LIABILITIES, NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND SHAREHOLDERS’ EQUITY	$7,463,663	$3,404,653

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands, except share data)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2026	161,425,616	$1,904,376	$280,873	$24,486	$2,209,735
Net loss	—	—	(12,514)	—	(12,514)
Net loss attributable to noncontrolling interests in the Operating Partnership	—	—	82	—	82
Dividends ($0.26 per share) (a)	—	—	(81,096)	—	(81,096)
Dividend equivalents on deferred stock	—	93	(93)	—	—
Issuance of common shares associated with the merger with PotlatchDeltic, net of equity issuance costs of $0.9 million	140,872,342	3,202,571	—	—	3,202,571
Replacement equity awards granted in connection with the merger with PotlatchDeltic — precombination service portion	—	24,983	—	—	24,983
Issuance of common shares under incentive stock plans	903,045	—	—	—	—
Stock-based incentive compensation	—	15,413	—	—	15,413
Repurchase of common shares to pay withholding taxes on vested incentive stock awards	(45,564)	(1,006)	—	—	(1,006)
Repurchase of common shares made under repurchase program	(1,480,753)	—	(31,068)	—	(31,068)
Adjustment of noncontrolling interests in the Operating Partnership	—	—	1	—	1
Conversion of units into common shares	637	14	—	—	14
Pension and postretirement benefit plans	—	—	—	(1)	(1)
Cash flow hedges, net of tax	—	—	—	2,256	2,256
Allocation of other comprehensive income to noncontrolling interests in the Operating Partnership	—	—	—	(14)	(14)
Balance, March 31, 2026	301,675,323	$5,146,444	$156,185	$26,727	$5,329,356
Net income	—	—	19,243	—	19,243
Net income attributable to noncontrolling interests in the Operating Partnership	—	—	(106)	—	(106)
Dividends ($0.26 per share) (a)	—	—	(77,989)	—	(77,989)
Dividend equivalents on deferred stock	—	93	(93)	—	—
Issuance of common shares under incentive stock plans	490,627	—	—	—	—
Stock-based incentive compensation	—	5,853	—	—	5,853
Repurchase of common shares to pay withholding taxes on vested incentive stock awards	(107,583)	(2,228)	—	—	(2,228)
Repurchase of common shares made under repurchase program	(3,455,482)	—	(72,392)	—	(72,392)
Adjustment of noncontrolling interests in the Operating Partnership	—	—	98	—	98
Conversion of units into common shares	4,293	87	—	—	87
Pension and postretirement benefit plans	—	—	—	(2)	(2)
Cash flow hedges, net of tax	—	—	—	10,234	10,234
Allocation of other comprehensive income to noncontrolling interests in the Operating Partnership	—	—	—	(2)	(2)
Balance, June 30, 2026	298,607,178	$5,150,249	$24,946	$36,957	$5,212,152

(a)For information regarding distributions to noncontrolling interests in the Operating Partnership, see the Rayonier Inc. Consolidated Statements of Cash Flows and Note 6 — Noncontrolling Interests.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CONTINUED)
(Unaudited)
(Dollars in thousands, except share data)

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Affiliates	Shareholders’ Equity
	Shares	Amount
Balance, January 1, 2025	148,536,643	$1,522,487	$257,254	($10,429)	$11,221	$1,780,533
Loss from continuing operations	—	—	(5,592)	—	—	(5,592)
Income from discontinued operations	—	—	2,122	—	385	2,507
Net loss attributable to noncontrolling interests in the Operating Partnership	—	—	46	—	—	46
Dividends ($0.2725 per share) (a)	—	—	(42,686)	—	—	(42,686)
Issuance of common shares from special dividend (b)	7,560,983	200,454	—	—	—	200,454
Issuance of common shares under incentive stock plans	5,566	—	—	—	—	—
Stock-based incentive compensation	—	2,281	—	—	—	2,281
Repurchase of common shares to pay withholding taxes on vested incentive stock awards	(1,420)	(38)	—	—	—	(38)
Repurchase of common shares made under repurchase program	(95,000)	—	(2,623)	—	—	(2,623)
Adjustment of noncontrolling interests in the Operating Partnership	—	—	(4,341)	—	—	(4,341)
Conversion of units into common shares	1,000	28	—	—	—	28
Pension and postretirement benefit plans	—	—	—	(2)	—	(2)
Foreign currency translation adjustment	—	—	—	3,515	118	3,633
Cash flow hedges, net of tax	—	—	—	(7,441)	394	(7,047)
Allocation of other comprehensive loss to noncontrolling interests in the Operating Partnership	—	—	—	53	—	53
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(1,911)	(1,911)
Balance, March 31, 2025	156,007,772	$1,725,212	$204,180	($14,304)	$10,207	$1,925,295
Income from continuing operations	—	—	9,769	—	—	9,769
Income (loss) from discontinued operations	—	—	404,415	—	(577)	403,838
Net income attributable to noncontrolling interests in the Operating Partnership	—	—	(5,476)	—	—	(5,476)
Deconsolidation of discontinued operations	—	—	—	29,068	(10,744)	18,324
Dividends ($0.2725 per share) (a)	—	—	(42,387)	—	—	(42,387)
Issuance of common shares under incentive stock plans	315,017	—	—	—	—	—
Stock-based incentive compensation	—	3,628	—	—	—	3,628
Repurchase of common shares to pay withholding taxes on vested incentive stock awards	(98,148)	(2,640)	—	—	—	(2,640)
Repurchase of common shares made under repurchase program	(1,472,928)	—	(34,928)	—	—	(34,928)
Adjustment of noncontrolling interests in the Operating Partnership	—	—	9,514	—	—	9,514
Conversion of units into common shares	9,519	218	—	—	—	218
Pension and postretirement benefit plans	—	—	—	(2)	—	(2)
Foreign currency translation adjustment	—	—	—	16,252	590	16,842
Cash flow hedges, net of tax	—	—	—	(295)	1,695	1,400
Allocation of other comprehensive income to noncontrolling interests in the Operating Partnership	—	—	—	(7)	—	(7)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	—	(1,171)	(1,171)
Balance, June 30, 2025	154,761,232	$1,726,418	$545,087	$30,712	—	$2,302,217

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
See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES
Net income	$6,729	$410,522
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization from continuing operations	126,656	46,930
Depreciation, depletion and amortization from discontinued operations	—	9,081
Non-cash cost of land and improved development	18,033	9,302
Stock-based incentive compensation expense	21,266	5,909
Deferred income taxes	(37,112)	(2,571)
Timber write-offs resulting from casualty events	2,284	—
Interest received under swaps with other-than-insignificant financing element	(10,361)	—
Gain on sale of discontinued operations	—	(404,463)
Other	36,284	9,020
Changes in operating assets and liabilities:
Receivables	(12,204)	4,890
Inventories	(1,234)	233
Accounts payable	9,827	(1,903)
All other operating activities	(14,999)	1,737
CASH PROVIDED BY OPERATING ACTIVITIES	145,169	88,687
INVESTING ACTIVITIES
Capital expenditures from continuing operations	(42,789)	(22,427)
Capital expenditures from discontinued operations	—	(7,098)
Real estate development investments	(9,572)	(8,176)
Net cash consideration for merger with PotlatchDeltic	(24,769)	—
Interest received under swaps with other-than-insignificant financing element	10,361	—
Net proceeds on sale of discontinued operations (a)	—	687,579
Net proceeds on sale of property, plant and equipment	37	4,146
Other	(2,526)	4,241
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(69,258)	658,265
FINANCING ACTIVITIES
Repayment of debt	(227,500)	—
Dividends paid on common shares (b)	(159,086)	(153,267)
Distributions to noncontrolling interests in the Operating Partnership (c)	(873)	(2,031)
Equity issuance costs	(866)	—
Repurchase of common shares to pay withholding taxes on vested incentive stock awards	(3,234)	(2,678)
Repurchase of common shares made under repurchase program	(103,460)	(37,551)
Payments made under finance leases	(2,066)	—
Distributions to noncontrolling interests in consolidated affiliates	—	(3,082)
CASH USED FOR FINANCING ACTIVITIES	(497,085)	(198,609)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	1,390
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	(421,174)	549,733

Balance from continuing operations, beginning of year	843,439	323,107
Balance from discontinued operations, beginning of year	—	20,093
Total Balance, beginning of year	$843,439	$343,200

Balance from continuing operations, end of period	422,265	892,933
Balance from discontinued operations, end of period	—	—
Total Balance, end of period	$422,265	$892,933

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

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2026	2025
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest (a)	$9,394	$9,296
Income taxes (b)	530	4,038
Non-cash investing and financing activity:
Capital assets purchased on account	5,864	7,430
Equity consideration for the merger with PotlatchDeltic	3,228,420	—
Issuance of common shares from special dividend	—	200,454
Issuance of Redeemable Operating Partnership Units from special distribution	—	2,681

(a)Interest paid includes patronage refunds received of $15.4 million and $7.9 million for the six months ended June 30, 2026 and June 30, 2025, respectively. For additional information on patronage refunds, see Note 8 — Debt in the 2025 Form 10-K. Interest paid for the six months ended June 30, 2025 includes $1.5 million from discontinued operations.
(b)Income taxes paid for the six months ended June 30, 2025 includes $3.8 million from discontinued operations.

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
SALES (NOTE 5)	$396,479	$106,538	$673,266	$189,459
Costs and Expenses
Cost of sales	(320,814)	(74,906)	(551,150)	(139,858)
Selling and general expenses	(30,738)	(16,922)	(52,413)	(33,613)
Other operating expense, net (Note 20)	(10,312)	(165)	(80,741)	(1,384)
	(361,864)	(91,993)	(684,304)	(174,855)
OPERATING INCOME (LOSS)	34,615	14,545	(11,038)	14,604
Interest expense, net	(16,910)	(6,542)	(31,211)	(12,936)
Interest income	4,845	2,327	12,001	5,203
Other miscellaneous (expense) income, net	(478)	(561)	376	(2,404)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	22,072	9,769	(29,872)	4,467
Income tax (expense) benefit (Note 22)	(2,829)	—	36,601	(291)
INCOME FROM CONTINUING OPERATIONS	19,243	9,769	6,729	4,176
DISCONTINUED OPERATIONS, NET (NOTE 3)
(Loss) income from operations of discontinued operations, net of tax	—	(625)	—	1,883
Gain on sale of discontinued operations	—	404,463	—	404,463
INCOME FROM DISCONTINUED OPERATIONS	—	403,838	—	406,346
NET INCOME	19,243	413,607	6,729	410,522
Less: Net loss attributable to noncontrolling interests in consolidated affiliates	—	577	—	192
NET INCOME ATTRIBUTABLE TO RAYONIER, L.P. UNITHOLDERS	19,243	414,184	6,729	410,714
NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
Limited Partners	19,051	410,042	6,662	406,607
General Partner	192	4,142	67	4,107
Net income attributable to unitholders	19,243	414,184	6,729	410,714
OTHER COMPREHENSIVE INCOME (LOSS), RELATING TO CONTINUING OPERATIONS
Cash flow hedges, net of income tax effect of $359, $0, $374 and $0	10,234	(5,968)	12,490	(14,727)
Pension and postretirement benefit plans, net of income tax effect of $0, $0, $0 and $0	(2)	(2)	(3)	(3)
OTHER COMPREHENSIVE INCOME, RELATING TO DISCONTINUED OPERATIONS
Foreign currency translation adjustment, net of income tax effect of $0, $0, $0 and $0	—	16,842	—	20,475
Cash flow hedges, net of income tax effect of $0, $2,866, $0 and $3,531	—	7,368	—	9,080
Deconsolidation of discontinued operations, net of income tax effect of $0, $0, $0 and $0	—	29,068	—	29,068
Total other comprehensive income	10,232	47,308	12,487	43,893
COMPREHENSIVE INCOME	29,475	460,915	19,216	454,415
Less: Comprehensive income attributable to noncontrolling interests in consolidated affiliates	—	(1,707)	—	(2,605)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER, L.P. UNITHOLDERS	$29,475	$459,208	$19,216	$451,810
EARNINGS PER UNIT (NOTE 7)
BASIC EARNINGS PER UNIT ATTRIBUTABLE TO RAYONIER, L.P.
Continuing Operations	$0.06	$0.06	$0.02	$0.03
Discontinued Operations	—	$2.57	—	$2.59
Net Income	$0.06	$2.63	$0.02	$2.62
DILUTED EARNINGS PER UNIT ATTRIBUTABLE TO RAYONIER, L.P.
Continuing Operations	$0.06	$0.06	$0.02	$0.03
Discontinued Operations	—	$2.56	—	$2.57
Net Income	$0.06	$2.63	$0.02	$2.60

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	June 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$411,760	$842,944
Trade receivables, less allowance for doubtful accounts of $131 and $209	51,500	9,101
Other receivables	13,726	7,171
Inventory (Note 16)	125,303	6,834
Prepaid expenses	19,539	9,873
Assets held for sale (Note 25)	59,108	5,429
Other current assets	244	2,403
Total current assets	681,180	883,755
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	5,791,117	2,299,484
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 15)	188,379	126,090
PROPERTY, PLANT AND EQUIPMENT
Land	23,719	5,581
Buildings	106,258	24,493
Machinery and equipment	471,723	6,977
Construction in progress	9,994	2,386
Total property, plant and equipment, gross	611,694	39,437
Less — accumulated depreciation	(39,137)	(20,909)
Total property, plant and equipment, net	572,557	18,528
RESTRICTED CASH, NON-CURRENT (NOTE 24)	10,505	495
OPERATING LEASE RIGHT-OF-USE ASSETS (NOTE 17)	23,875	16,286
OTHER ASSETS	196,050	60,015
TOTAL ASSETS	$7,463,663	$3,404,653
LIABILITIES, REDEEMABLE OPERATING PARTNERSHIP UNITS AND CAPITAL
CURRENT LIABILITIES
Accounts payable	$30,852	$12,775
Current maturities of long-term debt, net (Note 8)	—	199,982
Accrued taxes	14,413	5,070
Accrued payroll and benefits	47,609	15,740
Accrued interest	8,201	4,517
Deferred revenue	48,523	19,260
Other current liabilities	41,625	13,937
Total current liabilities	191,223	271,281
LONG-TERM DEBT, NET (NOTE 8)	1,855,270	845,335
PENSION AND OTHER POSTRETIREMENT BENEFITS, NON-CURRENT (NOTE 18)	60,150	1,399
LONG-TERM DEFERRED REVENUE	13,161	9,600
LONG-TERM DEFERRED TAX LIABILITIES, NET	38,985	83
OTHER NON-CURRENT LIABILITIES	54,195	26,757
COMMITMENTS AND CONTINGENCIES (NOTE 11 and 12)
REDEEMABLE OPERATING PARTNERSHIP UNITS (NOTE 6) 1,634,153 and 1,682,894 Units outstanding, respectively	38,527	40,463
CAPITAL
General partners’ capital	51,733	21,834
Limited partners’ capital	5,121,574	2,161,543
Accumulated other comprehensive income (Note 23)	38,845	26,358
TOTAL CAPITAL	5,212,152	2,209,735
TOTAL LIABILITIES, REDEEMABLE OPERATING PARTNERSHIP UNITS AND CAPITAL	$7,463,663	$3,404,653

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Unaudited)
(Dollars in thousands, except per unit data)

	Units		Accumulated Other Comprehensive Income	Total Capital
	General Partner’s Capital	Limited Partners’ Capital
Balance, January 1, 2026	$21,834	$2,161,543	$26,358	$2,209,735
Net loss	(126)	(12,388)	—	(12,514)
Distributions on units ($0.26 per unit)	(815)	(80,718)	—	(81,533)
Issuance of common units associated with the merger with PotlatchDeltic, net of equity issuance costs of $0.9 million	32,026	3,170,545	—	3,202,571
Replacement equity awards granted in connection with the merger with PotlatchDeltic — precombination service portion	250	24,733	—	24,983
Stock-based incentive compensation	154	15,259	—	15,413
Repurchase of units to pay withholding taxes on vested incentive stock awards	(10)	(996)	—	(1,006)
Repurchase of units made under repurchase program	(311)	(30,757)	—	(31,068)
Adjustment of Redeemable Operating Partnership Units	5	501	—	506
Conversion of units into common shares	1	13	—	14
Pension and postretirement benefit plans	—	—	(1)	(1)
Cash flow hedges, net of tax	—	—	2,256	2,256
Balance, March 31, 2026	$53,008	$5,247,735	$28,613	$5,329,356
Net income	192	19,051	—	19,243
Distributions on units ($0.26 per unit)	(784)	(77,641)	—	(78,425)
Stock-based incentive compensation	59	5,794	—	5,853
Repurchase of units to pay withholding taxes on vested incentive stock awards	(23)	(2,205)	—	(2,228)
Repurchase of units made under repurchase program	(724)	(71,668)	—	(72,392)
Adjustment of Redeemable Operating Partnership Units	4	422	—	426
Conversion of units into common shares	1	86	—	87
Pension and postretirement benefit plans	—	—	(2)	(2)
Cash flow hedges, net of tax	—	—	10,234	10,234
Balance, June 30, 2026	$51,733	$5,121,574	$38,845	$5,212,152

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (CONTINUED)
(Unaudited)
(Dollars in thousands, except per unit data)

	Units		Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Consolidated Affiliates	Total Capital
	General Partner’s Capital	Limited Partners’ Capital
Balance, January 1, 2025	$17,772	$1,759,405	($7,865)	$11,221	$1,780,533
Loss from continuing operations	(56)	(5,536)	—	—	(5,592)
Income from discontinued operations	21	2,101	—	385	2,507
Distributions on units ($0.2725 per unit)	(432)	(42,822)	—	—	(43,254)
Issuance of units from special distribution (a)	2,031	201,104	—	—	203,135
Stock-based incentive compensation	23	2,258	—	—	2,281
Repurchase of units to pay withholding taxes on vested incentive stock awards	(1)	(37)	—	—	(38)
Repurchase of units made under repurchase program	(26)	(2,597)	—	—	(2,623)
Adjustment of Redeemable Operating Partnership Units	(63)	(6,292)	—	—	(6,355)
Conversion of units into common shares	—	28	—	—	28
Pension and postretirement benefit plans	—	—	(2)	—	(2)
Foreign currency translation adjustment	—	—	3,515	118	3,633
Cash flow hedges, net of tax	—	—	(7,441)	394	(7,047)
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,911)	(1,911)
Balance, March 31, 2025	$19,269	$1,907,612	($11,793)	$10,207	$1,925,295
Income from continuing operations	98	9,671	—	—	9,769
Income (loss) from discontinued operations	4,044	400,371	—	(577)	403,838
Deconsolidation of discontinued operations	—	—	29,068	(10,744)	18,324
Distributions on units ($0.2725 per unit)	(430)	(42,525)	—	—	(42,955)
Stock-based incentive compensation	36	3,592	—	—	3,628
Repurchase of units to pay withholding taxes on vested incentive stock awards	(26)	(2,614)	—	—	(2,640)
Repurchase of units made under repurchase program	(349)	(34,579)	—	—	(34,928)
Adjustment of Redeemable Operating Partnership Units	46	4,553	—	—	4,599
Conversion of units into common shares	2	216	—	—	218
Pension and postretirement benefit plans	—	—	(2)	—	(2)
Foreign currency translation adjustment	—	—	16,252	590	16,842
Cash flow hedges, net of tax	—	—	(295)	1,695	1,400
Distributions to noncontrolling interests in consolidated affiliates	—	—	—	(1,171)	(1,171)
Balance, June 30, 2025	$22,690	$2,246,297	$33,230	—	$2,302,217

(a)Reflects the issuance of units related to the Company’s special distribution of $1.80 per unit, paid on January 30, 2025, to holders of record as of December 12, 2024. This distribution comprised a combination of cash and units.

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES
Net income	$6,729	$410,522
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization from continuing operations	126,656	46,930
Depreciation, depletion and amortization from discontinued operations	—	9,081
Non-cash cost of land and improved development	18,033	9,302
Stock-based incentive compensation expense	21,266	5,909
Deferred income taxes	(37,112)	(2,571)
Timber write-offs resulting from casualty events	2,284	—
Interest received under swaps with other-than-insignificant financing element	(10,361)	—
Gain on sale of discontinued operations	—	(404,463)
Other	36,284	9,020
Changes in operating assets and liabilities:
Receivables	(12,204)	4,890
Inventories	(1,234)	233
Accounts payable	9,827	(1,903)
All other operating activities	(14,999)	1,737
CASH PROVIDED BY OPERATING ACTIVITIES	145,169	88,687
INVESTING ACTIVITIES
Capital expenditures from continuing operations	(42,789)	(22,427)
Capital expenditures from discontinued operations	—	(7,098)
Real estate development investments	(9,572)	(8,176)
Net cash consideration for merger with PotlatchDeltic	(24,769)	—
Interest received under swaps with other-than-insignificant financing element	10,361	—
Net proceeds on sale of discontinued operations (a)	—	687,579
Net proceeds on sale of property, plant and equipment	37	4,146
Other	(2,526)	4,241
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(69,258)	658,265
FINANCING ACTIVITIES
Repayment of debt	(227,500)	—
Distributions on units (b)	(159,959)	(155,298)
Equity issuance costs	(866)	—
Repurchase of units to pay withholding taxes on vested incentive stock awards	(3,234)	(2,678)
Repurchase of units made under repurchase program	(103,460)	(37,551)
Payments made under finance leases	(2,066)	—
Distributions to noncontrolling interests in consolidated affiliates	—	(3,082)
CASH USED FOR FINANCING ACTIVITIES	(497,085)	(198,609)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	1,390
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	(421,174)	549,733

Balance from continuing operations, beginning of year	843,439	323,107
Balance from discontinued operations, beginning of year	—	20,093
Total Balance, beginning of year	$843,439	$343,200

Balance from continuing operations, end of period	422,265	892,933
Balance from discontinued operations, end of period	—	—
Total Balance, end of period	$422,265	$892,933

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

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2026	2025
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest (a)	$9,394	$9,296
Income taxes (b)	530	4,038
Non-cash investing and financing activity:
Capital assets purchased on account	5,864	7,430
Unit consideration for the merger with PotlatchDeltic	3,228,420	—
Issuance of units from special distribution	—	203,135

(a)Interest paid includes patronage refunds received of $15.4 million and $7.9 million for the six months ended June 30, 2026 and June 30, 2025, respectively. For additional information on patronage refunds, see Note 8 — Debt in the 2025 Form 10-K. Interest paid for the six months ended June 30, 2025 includes $1.5 million from discontinued operations.
(b)Income taxes paid for the six months ended June 30, 2025 includes $3.8 million from discontinued operations.

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
As of June 30, 2026, the Company owned a 99.5% interest in the Operating Partnership, with the remaining 0.5% interest owned by the limited partners of the Operating Partnership. As the sole general partner of the Operating Partnership, Rayonier Inc. has exclusive control of the day-to-day management of the Operating Partnership.
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
MERGER WITH POTLATCHDELTIC CORPORATION
On January 30, 2026, we completed the merger-of-equals transaction with PotlatchDeltic Corporation (“PCH” or “PotlatchDeltic”). As a result, PotlatchDeltic Corporation’s balance sheet and results of operations are included in our consolidated financial statements from and after the date of merger. See Note 2 — Merger with PotlatchDeltic Corporation, Note 8 — Debt, and Note 21 — Integration and Merger-Related Costs for further information pertaining to the merger.
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
RECLASSIFICATIONS
As discussed in Note 1 — Summary of Significant Accounting Policies in the 2025 Form 10-K, effective in the third quarter of 2025 the Company combined its Trading segment into its Southern and Northwest Timber segments. Prior period segment information has been recast to conform to the current presentation.
SUMMARY OF UPDATES TO SIGNIFICANT ACCOUNTING POLICIES
USE OF ESTIMATES
The Company's use of estimates in the preparation of its consolidated financial statements is described in Note 1 — Summary of Significant Accounting Policies in the 2025 Form 10-K. The estimates and assumptions underlying the Company's condensed consolidated financial statements as of and for the three and six months ended June 30, 2026 include those used in the preliminary purchase price allocation related to the merger with PotlatchDeltic Corporation, which closed on January 30, 2026. These estimates require significant judgment, particularly with respect to the determination of fair values for acquired timberlands, property, plant and equipment, identifiable intangible assets, assumed long-term debt, and the related deferred income tax effects. The preliminary purchase price allocation is subject to revision during the measurement period as additional information becomes available, and any such adjustments could be material. See Note 2 — Merger with PotlatchDeltic Corporation for further information.

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
SUBSEQUENT EVENTS
In August 2026, we completed two strategic timberland transactions with Resource Management Service, LLC (RMS), structured as a tax-efficient, like-kind exchange to optimize our timberland portfolio. Pursuant to these agreements:
•Timberland Disposition: We completed the sale of approximately 36,000 acres of timberlands located in southwest Washington for aggregate gross proceeds of $145.0 million. As of June 30, 2026, this property met all of the criteria in ASC 360-10-45-9 and was classified as held for sale. See Note 25 — Assets Held for Sale for additional information.
•Timberland Acquisition: Concurrently, we acquired approximately 57,000 acres of highly productive timberlands located in Alabama and Texas for an aggregate purchase price of $146.0 million.

The final consideration for each transaction is subject to customary closing costs, adjustments and prorations. The sale will be recognized within the Real Estate segment as a Large Disposition, while the acquired Alabama and Texas acreage will be integrated into the Southern Timber segment.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

2.    MERGER WITH POTLATCHDELTIC CORPORATION
On January 30, 2026, the Company acquired 100% of the outstanding common shares of PotlatchDeltic Corporation (“PotlatchDeltic”), a Delaware corporation and real estate investment trust, pursuant to the Agreement and Plan of Merger dated October 13, 2025.
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

(a)The exchange ratio was adjusted from 1.7339 to 1.8185 in accordance with the Merger Agreement. This adjustment accounts for the stock component of the one-time $1.40 per share special dividend declared by Rayonier to its shareholders of record on October 24, 2025.
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
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table contains the amounts of cash transferred in the merger and net cash consideration shown in the Consolidated Statements of Cash Flows for the six months ended June 30, 2026:

June 30, 2026
Cash consideration transferred	$47,254
Less: Cash assumed in merger	(22,485)
Net cash consideration shown in Consolidated Statements of Cash Flows	$24,769
We recognized approximately $70.4 million and $10.4 million of merger-related costs during the first and second quarters of 2026, respectively. See Note 21 — Integration and Merger-Related Costs for descriptions of the components of merger-related costs. Equity issuance costs directly attributable to the share issuance of $0.9 million were capitalized as a reduction of Common Stock.
BASIS OF ACCOUNTING
The merger has been accounted for using the acquisition method in accordance with ASC 805, Business Combinations ("ASC 805"), with Rayonier as the legal and accounting acquirer. Assets acquired and liabilities assumed have been recorded at their fair values as of the acquisition date. The preliminary allocation will be finalized as soon as practicable, but no later than one year after the acquisition date. The financial statements will not be retrospectively adjusted for any provisional amount changes; rather, such adjustments will be recognized in the reporting period determined, together with the effect on earnings of changes in depletion, depreciation, amortization, or other income effects calculated as if the accounting had been completed at the acquisition date. Our consolidated financial statements as of and for the six months ended June 30, 2026 include results of operations for PotlatchDeltic from January 31, 2026 through June 30, 2026.
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
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

PRELIMINARY PURCHASE PRICE ALLOCATION
The preliminary allocation of purchase price to the identifiable assets acquired and liabilities assumed, based on preliminary estimates of fair value as of January 30, 2026, is as follows:

Total
Cash and cash equivalents	$22,485
Trade and other receivables	45,254
Inventory	113,788
Other current assets	8,845
Timber and timberlands	3,630,527
Higher and Better Use Timberlands and Real Estate Development Investments	59,563
Property, plant, and equipment	564,282
Other assets	135,229
Total identifiable assets acquired	$4,579,973

Accounts payable	7,817
Current maturities of long-term debt	27,500
Accrued taxes	5,728
Current liabilities	78,853
Long-term debt	1,009,500
Pension and other postretirement benefits	63,888
Deferred income tax liabilities	75,668
Other non-current liabilities	35,345
Total liabilities assumed	$1,304,299

Total net assets acquired	$3,275,674
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

REVENUE AND EARNINGS OF POTLATCHDELTIC SINCE ACQUISITION
The following table presents the revenue and net income of PotlatchDeltic included in the Company's Consolidated Statements of Income and Comprehensive Income (Loss) from the acquisition date of January 30, 2026 through June 30, 2026:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Revenue	$294,973	$453,567
Net income	$13,448	$7,008
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$396,479	$381,523	$746,635	$732,704
Income (loss) from continuing operations	29,406	(9,030)	77,296	(99,472)
Income from discontinued operations, net of tax	—	403,838	—	406,346
Net income	29,406	394,808	77,296	306,874
Rayonier Inc.
Net income attributable to Rayonier Inc.	$29,244	$392,626	$76,869	$304,923
Basic earnings (loss) per share - continuing operations	$0.10	($0.03)	$0.28	($0.33)
Diluted earnings (loss) per share - continuing operations	$0.10	($0.03)	$0.27	($0.33)
Basic earnings per share - discontinued operations	—	$1.35	—	$1.36
Diluted earnings per share - discontinued operations	—	$1.35	—	$1.36
Basic earnings per share attributable to Rayonier Inc.	$0.10	$1.32	$0.28	$1.03
Diluted earnings per share attributable to Rayonier Inc.	$0.10	$1.32	$0.27	$1.03
Rayonier L.P.
Net income attributable to Rayonier, L.P.	$29,406	$395,386	$77,296	$307,066
Basic earnings (loss) per share - continuing operations	$0.10	($0.03)	$0.28	($0.33)
Diluted earnings (loss) per share - continuing operations	$0.10	($0.03)	$0.27	($0.33)
Basic earnings per share - discontinued operations	—	$1.35	—	$1.36
Diluted earnings per share - discontinued operations	—	$1.35	—	$1.36
Basic earnings per share attributable to Rayonier, L.P.	$0.10	$1.32	$0.28	$1.03
Diluted earnings per share attributable to Rayonier, L.P.	$0.10	$1.32	$0.27	$1.03
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
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

• Elimination of nonrecurring merger-related and integration costs from the 2026 periods and their allocation to the comparative 2025 pro forma periods, as summarized below:

	Three Months Ended June 30,	Six Months Ended June 30,
Rayonier incurred costs	$10,351	$80,754
PotlatchDeltic pre-acquisition costs	—	34,858
Total Pro forma cost shift	$10,351	$115,612
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
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

3.    DISCONTINUED OPERATIONS
On June 30, 2025, we completed the sale of our entire 77% interest in our New Zealand operations to Taurus Forest Holdings Limited for a purchase price of $710 million, resulting in net proceeds of $699.3 million and a gain on disposal of $404.5 million. The results of the New Zealand Timber segment and the New Zealand portion of the Real Estate, former Trading and Corporate segments are classified as discontinued operations in the Consolidated Statements of Income and Comprehensive Income (Loss) for all periods presented. There was no activity related to the discontinued operations during the three and six months ended June 30, 2026. Following the closing, we have no significant continuing involvement with the divested operations. See Note 2 to the Consolidated Financial Statements in our 2025 Form 10-K for additional information.
The following table summarizes the results of our New Zealand operations for the three and six months ended June 30, 2026 and 2025, as presented in “Income from discontinued operations” in the Consolidated Statements of Income and Comprehensive Income (Loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales	—	$52,572	—	$109,332
Costs and Expenses
Cost of sales	—	(51,461)	—	(102,050)
Other operating expense, net (a)	—	(1,778)	—	(3,400)
	—	(53,239)	—	(105,450)
Operating (loss) income from discontinued operations	—	(667)	—	3,882
Interest expense, net	—	(780)	—	(1,508)
Interest income	—	104	—	202
(Loss) income from operations of discontinued operations before income taxes	—	(1,343)	—	2,576
Income tax benefit (expense)	—	718	—	(693)
(Loss) income from operations of discontinued operations, net of tax	—	(625)	—	1,883
Gain on sale of discontinued operations (b)	—	404,463	—	404,463
Income from discontinued operations	—	403,838	—	406,346
Less: Net income from discontinued operations attributable to noncontrolling interests in the Operating Partnership	—	(5,347)	—	(5,375)
Less: Net loss from discontinued operations attributable to noncontrolling interests in consolidated affiliates	—	577	—	192
Net income from discontinued operations attributable to Rayonier Inc.	—	$399,068	—	$401,163

(a)The six months ended June 30, 2025 includes transaction costs of $0.2 million.
(b)The gain on sale of discontinued operations is not subject to income tax, as it relates to a partnership interest.
The following table summarizes the depreciation, depletion and amortization and capital expenditures of our New Zealand operations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation, depletion and amortization	—	$4,747	—	$9,081
Capital expenditures	—	4,444	—	7,098

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

4.    SEGMENT AND GEOGRAPHICAL INFORMATION
As of June 30, 2026, Rayonier operated in four reportable segments: Southern Timber, Northwest Timber, Wood Products and Real Estate.
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
Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of land and improved development, non-operating income and expense, costs related to the merger with PotlatchDeltic, timber write-offs resulting from casualty events, an inventory purchase price adjustment in cost of sales, income (loss) from operations of discontinued operations, gain on sale of discontinued operations, restructuring charges and Large Dispositions.
We believe that Operating income (loss), as defined by U.S. GAAP, is the most appropriate earnings measurement for reconciling Adjusted EBITDA. Adjusted EBITDA should not be considered as an alternative to Operating loss as determined in accordance with U.S. GAAP. Operating income (loss) as presented in the Consolidated Statements of Income and Comprehensive Income (Loss) includes the results of both reportable segments and corporate activities. Segment Operating income represents the operating results of the company’s reportable segments only and does not include corporate-level amounts. As a result, segment Operating income may differ from the total Operating income (loss) reported in the consolidated financial statements.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables summarize the segment information for the three and six months ended June 30, 2026 and 2025:

Three Months Ended	Southern Timber	Northwest Timber	Wood Products	Real Estate	Total
June 30, 2026
Sales from external customers	$96,921	$49,734	$196,160	$53,664	$396,479
Intersegment revenue (a)	10,671	16,254	—	—	26,925
Total sales	$107,592	$65,988	$196,160	$53,664	$423,404
Costs and Expenses
Freight, logging and hauling	(42,433)	(30,465)	(27,109)	—	(100,007)
Fiber costs	—	—	(80,346)	—	(80,346)
Manufacturing costs	—	—	(63,859)	—	(63,859)
Finished goods inventory change	—	—	3,374	—	3,374
Depreciation, depletion and amortization	(42,173)	(13,750)	(9,900)	(3,949)	(69,772)
Non-cash cost of land and improved development	—	—	—	(6,048)	(6,048)
Other costs and expenses (b)	(14,872)	(9,178)	(3,172)	(15,414)	(42,636)
Reportable segment operating income	$8,114	$12,595	$15,148	$28,253	$64,110
Add: Depreciation, depletion and amortization	42,173	13,750	9,900	3,949	69,772
Add: Non-cash cost of land and improved development	—	—	—	6,048	6,048
Add: Timber write-offs resulting from casualty events (c)	2,284	—	—	—	2,284
Reportable segment adjusted EBITDA	$52,571	$26,345	$25,048	$38,250	$142,214

Reconciliation of reportable segment results to consolidated income before taxes
All other EBITDA (d)					($17,688)
Intersegment eliminations (e)					(812)
Interest, net and miscellaneous expense					(12,065)
Depreciation, depletion and amortization					(70,416)
Non-cash cost of land and improved development					(6,048)
Non-operating expense					(478)
Costs related to the merger with PotlatchDeltic (f)					(10,351)
Timber write-offs resulting from casualty events (c)					(2,284)
Income from Continuing Operations Before Income Taxes					$22,072
Income tax expense					(2,829)
Net Income					$19,243

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

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Three Months Ended	Southern Timber	Northwest Timber	Wood Products	Real Estate	Total
June 30, 2025
Sales	$53,324	$23,782	—	$29,432	$106,538
Costs and Expenses
Freight, logging and hauling	(13,202)	(9,841)	—	—	(23,043)
Depreciation, depletion and amortization	(15,788)	(5,351)	—	(1,882)	(23,021)
Non-cash cost of land and improved development	—	—	—	(6,902)	(6,902)
Other costs and expenses (a)	(11,739)	(7,096)	—	(10,869)	(29,704)
Reportable segment operating income	$12,595	$1,494	—	$9,779	$23,868
Add: Depreciation, depletion and amortization	15,788	5,351	—	1,882	23,021
Add: Non-cash cost of land and improved development	—	—	—	6,902	6,902
Reportable segment adjusted EBITDA	$28,383	$6,845	—	$18,563	$53,791

Reconciliation of reportable segment results to consolidated income before taxes
All other EBITDA (b)					($8,907)
Interest, net and miscellaneous expense					(4,215)
Depreciation, depletion and amortization					(23,437)
Non-cash cost of land and improved development					(6,902)
Non-operating expense					(561)
Income from Continuing Operations					$9,769
Loss from operations of discontinued operations, net of tax					(625)
Gain on sale of discontinued operations					404,463
Net Income (c)					$413,607

(a)Other costs and expenses for each reportable segment primarily includes other direct and indirect cost of sales and selling and general expenses.
(b)All other EBITDA includes corporate and other expenses.
(c)As no income tax expense was recognized for the three months ended June 30, 2025, net income is equal to income before taxes.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Six Months Ended	Southern Timber	Northwest Timber	Wood Products	Real Estate	Total
June 30, 2026
Sales from external customers	$177,973	$77,202	$304,644	$113,447	$673,266
Intersegment revenue (a)	18,312	20,853	—	—	39,165
Total sales	$196,285	$98,055	$304,644	$113,447	$712,431
Costs and Expenses
Freight, logging and hauling	(72,764)	(46,593)	(40,285)	—	(159,642)
Fiber costs	—	—	(129,650)	—	(129,650)
Manufacturing costs	—	—	(104,700)	—	(104,700)
Finished goods inventory change	—	—	5,746	—	5,746
Depreciation, depletion and amortization	(75,286)	(22,781)	(16,566)	(10,813)	(125,446)
Non-cash cost of land and improved development	—	—	—	(18,033)	(18,033)
Other costs and expenses (b)	(27,727)	(16,535)	(5,064)	(28,976)	(78,302)
Reportable segment operating income	$20,508	$12,146	$14,125	$55,625	$102,404
Add: Depreciation, depletion and amortization	75,286	22,781	16,566	10,813	125,446
Add: Non-cash cost of land and improved development	—	—	—	18,033	18,033
Add: Timber write-offs resulting from casualty events (c)	2,284	—	—	—	2,284
Add: Inventory purchase price adjustment in cost of sales (d)	—	—	1,153	—	1,153
Reportable segment adjusted EBITDA	$98,078	$34,927	$31,844	$84,471	$249,320

Reconciliation of reportable segment results to consolidated loss before taxes
All other EBITDA (e)					($29,459)
Intersegment eliminations (f)					(2,019)
Interest, net and miscellaneous expense					(19,210)
Depreciation, depletion and amortization					(126,656)
Non-cash cost of land and improved development					(18,033)
Non-operating income					376
Costs related to the merger with PotlatchDeltic (g)					(80,754)
Timber write-offs resulting from casualty events (c)					(2,284)
Inventory purchase price adjustment in cost of sales (d)					(1,153)
Loss from Continuing Operations Before Income Taxes					($29,872)
Income tax benefit (h)					36,601
Net Income					$6,729

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
(e)All other EBITDA includes corporate and other expenses.
(f)Intersegment eliminations reflects the elimination of profit on log sales from the Timber segments to Wood Products that remain in inventory at the end of the period.
(g)Costs related to the merger with PotlatchDeltic include professional services fees, employee-related costs, accelerated stock-based compensation, and other integration-related costs incurred in connection with the merger, which closed on January 30, 2026. Costs related to the merger with PotlatchDeltic are recorded within the Consolidated Statements of Income and Comprehensive Income (Loss) under the caption “Other operating expense, net.”
(h)Includes a $40.3 million tax benefit from the release of a valuation allowance. See Note 22 — Income Taxes for additional information.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Six Months Ended	Southern Timber	Northwest Timber	Wood Products	Real Estate	Total
June 30, 2025
Sales	$104,268	$45,592	—	$39,599	$189,459
Costs and Expenses
Freight, logging and hauling	(25,723)	(19,199)	—	—	(44,922)
Depreciation, depletion and amortization	(32,688)	(10,957)	—	(2,445)	(46,090)
Non-cash cost of land and improved development	—	—	—	(9,302)	(9,302)
Other costs and expenses (a)	(23,112)	(13,649)	—	(19,023)	(55,784)
Reportable segment operating income	$22,745	$1,787	—	$8,829	$33,361
Add: Depreciation, depletion and amortization	32,688	10,957	—	2,445	46,090
Add: Non-cash cost of land and improved development	—	—	—	9,302	9,302
Reportable segment adjusted EBITDA	$55,433	$12,744	—	$20,576	$88,753

Reconciliation of reportable segment results to consolidated income before taxes
All other EBITDA (b)					($16,807)
Interest, net and miscellaneous expense					(7,733)
Depreciation, depletion and amortization					(46,930)
Non-cash cost of land and improved development					(9,302)
Non-operating expense (c)					(2,404)
Restructuring charges (d)					(1,110)
Income from Continuing Operations Before Income Taxes					$4,467
Income tax expense					(291)
Income from Continuing Operations					$4,176
Income from operations of discontinued operations, net of tax					1,883
Gain on sale of discontinued operations					404,463
Net Income					$410,522

(a)Other costs and expenses for each reportable segment primarily includes other direct and indirect cost of sales and selling and general expenses.
(b)All other EBITDA includes corporate and other expenses.
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

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Capital Expenditures (a)
Southern Timber	$11,510	$8,103	$25,485	$17,718
Northwest Timber	6,924	2,264	10,934	4,630
Wood Products	3,634	—	6,068	—
Real Estate	28	36	41	79
Corporate and other	261	—	261	—
Total Capital Expenditures	$22,357	$10,403	$42,789	$22,427

Real Estate Development Investments (b)	$5,031	$4,089	$9,572	$8,176

Total Gross Capital Expenditures	$27,388	$14,492	$52,361	$30,603

(a)Excludes real estate development investments presented separately.
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
Unsatisfied performance obligations as of June 30, 2026 primarily consist of advances on stumpage contracts, unearned license revenue, unearned carbon capture and storage revenue, hunting and other access rights on our timberlands, payments received for shipments where control of goods has not transferred, member related activities at an owned country club and certain post-close obligations for real estate sales. Of these performance obligations, $48.5 million is expected to be recognized within the next twelve months, with the remaining $13.2 million expected to be recognized thereafter as we satisfy our performance obligations. We generally collect payment within one year of satisfying a performance obligation; therefore, we have elected the practical expedient not to adjust revenue for a financing component.
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
The following table summarizes revenue recognized during the three and six months ended June 30, 2026 and 2025 that was included in the contract liability balance at the beginning of each year:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue recognized from contract liability balance at the beginning of the year (a)	$4,980	$6,759	$13,076	$15,849

(a)    Revenue recognized during the three and six months ended June 30, 2026, from contract liabilities at the beginning of the year excludes amounts related to PotlatchDeltic Corporation, as the merger was completed on January 30, 2026, and PotlatchDeltic’s contract liabilities were not included in our contract liability balance as of December 31, 2025.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables present our revenue from contracts with customers disaggregated by product type for the three and six months ended June 30, 2026 and 2025:

Three Months Ended	Southern Timber	Northwest Timber	Wood Products	Real Estate	Elim.	Total
June 30, 2026
Pulpwood	$30,017	$1,949	—	—	—	$31,966
Sawtimber	48,162	45,922	—	—	—	94,084
Hardwood	2,173	—	—	—	—	2,173
Total Timber Sales	80,352	47,871	—	—	—	128,223
License Revenue, Primarily from Hunting	8,887	452	—	—	—	9,339
Land-Based Solutions (a)	4,059	2	—	—	—	4,061
Other Non-Timber Revenue	3,623	1,409	—	—	—	5,032
Total Non-Timber Sales	16,569	1,863	—	—	—	18,432
Lumber	—	—	158,627	—	—	158,627
Plywood/Residual/Other	—	—	37,533	—	—	37,533
Total Wood Products Sales	—	—	196,160	—	—	196,160
Improved Development	—	—	—	6,438	—	6,438
Rural	—	—	—	40,736	—	40,736
Deferred Revenue/Other (b)	—	—	—	6,127	—	6,127
Total Real Estate Sales	—	—	—	53,301	—	53,301

Revenue from Contracts with Customers	96,921	49,734	196,160	53,301	—	396,116
Lease Revenue	—	—	—	363	—	363
Intersegment (c)	10,671	16,254	—	—	(26,925)	—
Total Revenue	$107,592	$65,988	$196,160	$53,664	($26,925)	$396,479

Three Months Ended	Southern Timber	Northwest Timber	Wood Products	Real Estate	Elim.	Total
June 30, 2025
Pulpwood	$19,436	$1,259	—	—	—	$20,695
Sawtimber	23,404	19,903	—	—	—	43,307
Hardwood	923	—	—	—	—	923
Total Timber Sales	43,763	21,162	—	—	—	64,925
Trading	—	1,399	—	—	—	1,399
License Revenue, Primarily from Hunting	5,331	104	—	—	—	5,435
Land-Based Solutions (a)	2,780	32	—	—	—	2,812
Other Non-Timber Revenue	1,450	1,085	—	—	—	2,535
Total Non-Timber Sales	9,561	2,620	—	—	—	12,181
Improved Development	—	—	—	8,484	—	8,484
Unimproved Development	—	—	—	3,000	—	3,000
Rural	—	—	—	15,729	—	15,729
Deferred Revenue/Other (b)	—	—	—	1,875	—	1,875
Total Real Estate Sales	—	—	—	29,088	—	29,088

Revenue from Contracts with Customers	53,324	23,782	—	29,088	—	106,194
Lease Revenue	—	—	—	344	—	344
Total Revenue	$53,324	$23,782	—	$29,432	—	$106,538

(a)    Consists primarily of sales from carbon capture and storage (“CCS”) and solar energy contracts.
(b)    Includes deferred revenue adjustments, builder price participation and other fees related to Improved Development sales, as well as revenue from our country club operations.
(c)    Intersegment revenues represent logs sold from the Timber segments to Wood Products.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Six Months Ended	Southern Timber	Northwest Timber	Wood Products	Real Estate	Elim.	Total
June 30, 2026
Pulpwood	$53,236	$3,704	—	—	—	$56,940
Sawtimber	90,550	70,261	—	—	—	160,811
Hardwood	3,795	—	—	—	—	3,795
Total Timber Sales	147,581	73,965	—	—	—	221,546
License Revenue, Primarily from Hunting	16,522	727	—	—	—	17,249
Land-Based Solutions (a)	7,653	3	—	—	—	7,656
Other Non-Timber Revenue	6,217	2,507	—	—	—	8,724
Total Non-Timber Sales	30,392	3,237	—	—	—	33,629
Lumber	—	—	245,825	—	—	245,825
Plywood/Residual/Other	—	—	58,819	—	—	58,819
Total Wood Products Sales	—	—	304,644	—	—	304,644
Improved Development	—	—	—	13,027	—	13,027
Rural	—	—	—	90,167	—	90,167
Deferred Revenue/Other (b)	—	—	—	9,626	—	9,626
Total Real Estate Sales	—	—	—	112,820	—	112,820

Revenue from Contracts with Customers	177,973	77,202	304,644	112,820	—	672,639
Lease Revenue	—	—	—	627	—	627
Intersegment (c)	18,312	20,853	—	—	(39,165)	—
Total Revenue	$196,285	$98,055	$304,644	$113,447	($39,165)	$673,266

Six Months Ended	Southern Timber	Northwest Timber	Wood Products	Real Estate	Elim.	Total
June 30, 2025
Pulpwood	$39,234	$2,524	—	—	—	$41,758
Sawtimber	43,970	39,009	—	—	—	82,979
Hardwood	2,451	—	—	—	—	2,451
Total Timber Sales	85,655	41,533	—	—	—	127,188
Trading	—	1,805	—	—	—	1,805
License Revenue, Primarily from Hunting	10,566	195	—	—	—	10,761
Land-Based Solutions (a)	5,535	61	—	—	—	5,596
Other Non-Timber Revenue	2,512	1,998	—	—	—	4,510
Total Non-Timber Sales	18,613	4,059	—	—	—	22,672
Improved Development	—	—	—	11,778	—	11,778
Unimproved Development	—	—	—	3,000	—	3,000
Rural	—	—	—	21,003	—	21,003
Deferred Revenue/Other (b)	—	—	—	3,165	—	3,165
Total Real Estate Sales	—	—	—	38,946	—	38,946

Revenue from Contracts with Customers	104,268	45,592	—	38,946	—	188,806
Lease Revenue	—	—	—	653	—	653
Total Revenue	$104,268	$45,592	—	$39,599	—	$189,459

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

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables present our timber sales disaggregated by contract type for the three and six months ended June 30, 2026 and 2025:

Three Months Ended	Southern Timber	Northwest Timber	Total
June 30, 2026
Stumpage Pay-as-Cut	$23,860	—	$23,860
Stumpage Lump Sum	873	1,598	2,471
Total Stumpage	24,733	1,598	26,331

Delivered Wood (Domestic)	55,619	46,273	101,892
Total Delivered	55,619	46,273	101,892

Total Timber Sales	$80,352	$47,871	$128,223

June 30, 2025
Stumpage Pay-as-Cut	$19,132	—	$19,132
Stumpage Lump Sum	—	561	561
Total Stumpage	19,132	561	19,693

Delivered Wood (Domestic)	24,631	20,601	45,232
Total Delivered	24,631	20,601	45,232

Total Timber Sales	$43,763	$21,162	$64,925

Six Months Ended	Southern Timber	Northwest Timber	Total
June 30, 2026
Stumpage Pay-as-Cut	$46,672	—	$46,672
Stumpage Lump Sum	2,689	2,286	4,975
Total Stumpage	49,361	2,286	51,647

Delivered Wood (Domestic)	98,220	71,679	169,899
Total Delivered	98,220	71,679	169,899

Total Timber Sales	$147,581	$73,965	$221,546

June 30, 2025
Stumpage Pay-as-Cut	$37,113	—	$37,113
Stumpage Lump Sum	426	1,711	2,137
Total Stumpage	37,539	1,711	39,250

Delivered Wood (Domestic)	48,116	39,779	87,895
Delivered Wood (Export)	—	43	43
Total Delivered	48,116	39,822	87,938

Total Timber Sales	$85,655	$41,533	$127,188

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

6.    NONCONTROLLING INTERESTS
NONCONTROLLING INTERESTS IN CONSOLIDATED AFFILIATES
Matariki Forestry Group
Prior to the sale of our New Zealand operations on June 30, 2025, we maintained a 77% controlling financial interest in Matariki Forestry Group (the “New Zealand subsidiary”), a joint venture that owns and leases New Zealand timberland. Accordingly, we consolidated the New Zealand subsidiary’s balance sheet and results of operations. Income attributable to the New Zealand subsidiary’s 23% noncontrolling interests is reflected as an adjustment to income in our Consolidated Statements of Income and Comprehensive Income (Loss) under the caption “Net loss attributable to noncontrolling interests in consolidated affiliates.”
Due to the sale of the New Zealand subsidiary, we deconsolidated its balance sheet as of June 30, 2025, and its income (loss) through the sale date have been classified as discontinued operations in our Consolidated Statements of Income and Comprehensive Income (Loss). See Note 3 — Discontinued Operations for additional information.
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
The following table sets forth the Company’s noncontrolling interests in the Operating Partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning noncontrolling interests in the Operating Partnership	$39,943	$58,170	$40,463	$51,843
Adjustment of noncontrolling interests in the Operating Partnership	(98)	(9,514)	(99)	(2,492)
Conversions of OP Units to common shares	(87)	(218)	(100)	(246)
Redemption of OP Units (a)	(904)	—	(904)	—
Net income attributable to noncontrolling interests in the Operating Partnership	106	5,476	24	5,430
Other comprehensive income (loss) attributable to noncontrolling interests in the Operating Partnership	2	7	16	(46)
Distributions to noncontrolling interests in the Operating Partnership	(435)	(568)	(873)	(1,136)
Total noncontrolling interests in the Operating Partnership	$38,527	$53,353	$38,527	$53,353

(a)During the second quarter, limited partners tendered 43,811 units for redemption, for which the Company elected cash settlement in an aggregate amount of approximately $0.9 million. These redemptions will settle on the applicable Specified Redemption Dates during the third quarter of 2026.

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
The following table provides details of the calculation of basic earnings per common share of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic earnings per common share
Numerator:
Net income from continuing operations	$19,243	$9,769	$6,729	$4,176
Less: Net income from continuing operations attributable to NCI in the Operating Partnership	(106)	(129)	(24)	(55)
Net income from continuing operations attributable to Rayonier Inc.	$19,137	$9,640	$6,705	$4,121

Net income from discontinued operations	—	$403,838	—	$406,346
Less: Net income from discontinued operations attributable to NCI in the Operating Partnership	—	(5,347)	—	(5,375)
Less: Net loss from discontinued operations attributable to NCI in consolidated affiliates	—	577	—	192
Net income from discontinued operations attributable to Rayonier Inc.	—	$399,068	—	$401,163

Net income	$19,243	$413,607	$6,729	$410,522
Less: Net income attributable to NCI in the Operating Partnership	(106)	(5,476)	(24)	(5,430)
Less: Net loss attributable to NCI in consolidated affiliates	—	577	—	192
Net income attributable to Rayonier Inc.	$19,137	$408,708	$6,705	$405,284

Denominator:
Denominator for basic earnings per common share - weighted average shares	300,735,729	155,536,320	278,468,765	154,612,221

Basic earnings per common share attributable to Rayonier Inc.:
Continuing operations	$0.06	$0.06	$0.02	$0.03
Discontinued operations	—	$2.57	—	$2.59
Basic earnings per common share	$0.06	$2.63	$0.02	$2.62

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table provides details of the calculation of diluted earnings per common share of the Company:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Diluted earnings per common share
Numerator:
Net income from continuing operations attributable to Rayonier Inc., before net income attributable to NCI in the Operating Partnership	$19,243	$9,769	$6,729	$4,176

Net income from discontinued operations	—	$403,838	—	$406,346
Less: Net loss from discontinued operations attributable to NCI in consolidated affiliates	—	577	—	192
Net income from discontinued operations attributable to Rayonier Inc., before net income attributable to NCI in the Operating Partnership	—	$404,415	—	$406,538

Net income	$19,243	$413,607	$6,729	$410,522
Less: Net loss attributable to NCI in consolidated affiliates	—	577	—	192
Net income attributable to Rayonier Inc., before net income attributable to NCI in the Operating Partnership	$19,243	$414,184	$6,729	$410,714

Denominator:
Denominator for basic earnings per common share - weighted average shares	300,735,729	155,536,320	278,468,765	154,612,221
Add: Dilutive effect of:
Performance shares and restricted stock units	523,824	107,773	505,692	191,547
Noncontrolling interests in Operating Partnership units	1,665,351	2,083,823	1,673,901	2,068,864
Contingently issuable shares and units from special dividend	—	—	—	1,269,964
Denominator for diluted earnings per common share - adjusted weighted average shares	302,924,904	157,727,916	280,648,358	158,142,596

Diluted earnings per common share attributable to Rayonier Inc.:
Continuing operations	$0.06	$0.06	$0.02	$0.03
Discontinued operations	—	$2.56	—	$2.57
Diluted earnings per common share	$0.06	$2.63	$0.02	$2.60

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Anti-dilutive shares excluded from the computations of diluted earnings per common share:
Performance shares and restricted stock units	350,256	319,021	409,490	227,897
Total	350,256	319,021	409,490	227,897

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
The following table provides details of the calculation of basic earnings per unit of the Operating Partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic earnings per unit
Numerator:
Net income from continuing operations available to unitholders	$19,243	$9,769	$6,729	$4,176

Net income from discontinued operations	—	$403,838	—	$406,346
Less: Net loss from discontinued operations attributable to NCI in consolidated affiliates	—	577	—	192
Net income from discontinued operations available to unitholders	—	$404,415	—	$406,538

Net income	$19,243	$413,607	$6,729	$410,522
Less: Net loss attributable to NCI in consolidated affiliates	—	577	—	192
Net income available to unitholders	$19,243	$414,184	$6,729	$410,714

Denominator:
Denominator for basic earnings per unit - weighted average units	302,401,080	157,620,143	280,142,666	156,681,085

Basic earnings per unit attributable to Rayonier, L.P.:
Continuing operations	$0.06	$0.06	$0.02	$0.03
Discontinued operations	—	$2.57	—	$2.59
Basic earnings per unit	$0.06	$2.63	$0.02	$2.62

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table provides details of the calculation of diluted earnings per unit of the Operating Partnership:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Diluted earnings per unit
Numerator:
Net income from continuing operations available to unitholders	$19,243	$9,769	$6,729	$4,176

Net income from discontinued operations	—	$403,838	—	$406,346
Less: Net loss from discontinued operations attributable to NCI in consolidated affiliates	—	577	—	192
Net income from discontinued operations available to unitholders	—	$404,415	—	$406,538

Net income	$19,243	$413,607	$6,729	$410,522
Less: Net income attributable to NCI in consolidated affiliates	—	577	—	192
Net income available to unitholders	$19,243	$414,184	$6,729	$410,714

Denominator:
Denominator for basic earnings per unit - weighted average units	302,401,080	157,620,143	280,142,666	156,681,085
Add: Dilutive effect of unit equivalents:
Performance shares and restricted stock units	523,824	107,773	505,692	191,547
Contingently issuable shares and units from special dividend	—	—	—	1,269,964
Denominator for diluted earnings per unit - adjusted weighted average units	302,924,904	157,727,916	280,648,358	158,142,596

Diluted earnings per unit attributable to Rayonier, L.P.:
Continuing operations	$0.06	$0.06	$0.02	$0.03
Discontinued operations	—	$2.56	—	$2.57
Diluted earnings per unit	$0.06	$2.63	$0.02	$2.60

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Anti-dilutive unit equivalents excluded from the computations of diluted earnings per unit:
Performance shares and restricted stock units	350,256	319,021	409,490	227,897
Total	350,256	319,021	409,490	227,897

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

8.    DEBT
Our debt consisted of the following at June 30, 2026:

June 30, 2026
Legacy Rayonier Debt
Senior Notes due 2031 at a fixed interest rate of 2.75%	$450,000
2015 Term Loan borrowings due 2028 at a variable interest rate of 5.22%	200,000
2021 Incremental Term Loan due 2029 at a variable interest rate of 5.54%	200,000
Debt assumed in the PotlatchDeltic merger (January 30, 2026)
Term Loan M due 2029 at a variable interest rate of 5.32%	150,000
Term Loan Q due 2027 at a variable interest rate of 5.62%	138,750
Term Loan R due 2030 at a variable interest rate of 5.62%	138,750
Term Loan W due 2034 at a variable interest rate of 5.92%	100,000
Term Loan X due 2035 at a variable interest rate of 5.92%	100,000
Term Loan K due 2028 at a variable interest rate of 5.66%	65,000
Term Loan O due 2030 at a variable interest rate of 5.90%	46,000
Term Loan N due 2029 at a variable interest rate of 5.31%	40,000
Term Loan P due 2031 at a variable interest rate of 5.82%	40,000
Term Loan S due 2032 at a variable interest rate of 5.92%	40,000
Term Loan T due 2033 at a variable interest rate of 5.92%	40,000
Term Loan U due 2032 at a variable interest rate of 5.82%	38,000
Term Loan V due 2033 at a variable interest rate of 5.87%	38,000
Term Loan L due 2028 at a variable interest rate of 5.66%	35,000
Total principal debt	1,859,500
Less: Unamortized discounts	(1,898)
Less: Deferred financing costs	(2,332)
Total long-term debt, net	$1,855,270
Principal payments due during the next five years and thereafter are as follows:

Total
2026	—
2027	138,750
2028	300,000
2029	390,000
2030	184,750
Thereafter	846,000
Total debt	$1,859,500
2026 DEBT ACTIVITY
During the six months ended June 30, 2026, we made no borrowings on our Revolving Credit Facility. At June 30, 2026, we had available capacity of $199.0 million under the Revolving Credit Facility, net of $1.0 million reserved to secure outstanding letters of credit.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Repayment of 2016 Incremental Term Loan
On April 28, 2026, the $200.0 million 2016 Incremental Term Loan matured and was repaid in full with cash on hand.
LONG-TERM DEBT ASSUMED IN THE POTLATCHDELTIC CORPORATION MERGER
On January 30, 2026, in connection with the merger, we entered into the Second Amended and Restated Credit Agreement, assuming fifteen variable-rate term loans of PotlatchDeltic Corporation (Term Loans I through X, excluding Term Loan J) with $1,037.0 million in aggregate principal at closing. These loans bear interest at 1-Month Term SOFR or Daily Simple SOFR plus margins of 1.69% to 2.30% and mature between 2027 and 2035. Also at closing, Term Loan I (principal of $27.5 million, due February 1, 2026) was repaid in full with cash on hand, and PotlatchDeltic's $300.0 million undrawn revolving credit facility was terminated.
Effective fixed rates below reflect the contractual rate, interest rate swaps, and estimated patronage payments on variable-rate debt outstanding as of June 30, 2026:

Debt	Periodic Interest Rate	Effective Fixed Interest Rate (a)
Legacy Rayonier Debt
2015 Term Loan	Daily Simple SOFR + 1.60%	2.11%
2021 Incremental Term Loan	Daily Simple SOFR + 1.92%	1.70%
Debt Assumed in the PotlatchDeltic Merger (January 30, 2026)
Term Loan M (b)	1-Month Term SOFR + 1.70%	1.08%
Term Loan Q	1-Month Term SOFR + 2.00%	1.48%
Term Loan R (b)	1-Month Term SOFR + 2.00%	1.62%
Term Loan W (b)	Daily Simple SOFR + 2.30%	3.24%
Term Loan X (b)	Daily Simple SOFR + 2.30%	2.99%
Term Loan K (b)	1-Month Term SOFR + 2.04%	3.76%
Term Loan O (b)	1-Month Term SOFR + 2.28%	2.06%
Term Loan N (b)	1-Month Term SOFR + 1.69%	1.92%
Term Loan P	1-Month Term SOFR + 2.20%	2.05%
Term Loan S (b)	1-Month Term SOFR + 2.30%	2.23%
Term Loan T (b)	1-Month Term SOFR + 2.30%	2.30%
Term Loan U (b)	Daily Simple SOFR + 2.20%	2.99%
Term Loan V (b)	Daily Simple SOFR + 2.25%	3.23%
Term Loan L (b)	1-Month Term SOFR + 2.04%	3.76%

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
DEBT COVENANTS
In connection with our Second Amended and Restated Credit Agreement, we are subject to certain restrictive covenants. The most significant financial covenants, which are calculated on a trailing 12-month basis as of June 30, 2026, are summarized below:

	Covenant Requirement	Actual Ratio	Favorable
Covenant EBITDA to consolidated interest expense shall not be less than	2.5 to 1	8.7 to 1	6.2
Covenant debt to covenant net worth plus covenant debt shall not exceed	65%	28%	37%
    In addition to the financial covenants listed above, our senior notes and credit facilities include customary covenants that limit the incurrence of debt and the disposition of assets, among others. At June 30, 2026, we were in compliance with all applicable covenants under our debt agreements.
9.    DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
RISK MANAGEMENT OBJECTIVE AND STRATEGY
We are exposed to market risk from changes in benchmark interest rates on our variable-rate term loans. To manage this exposure, we use variable-to-fixed interest rate swaps designated as cash flow hedges to convert floating-rate interest payments into fixed rate payments and reduce the variability of cash flows attributable to interest rate movements. We do not use derivative financial instruments for speculative or trading purposes. As of June 30, 2026, all outstanding derivatives are interest rate swaps designated as cash flow hedges.
POTLATCHDELTIC MERGER — ACQUIRED HEDGING INSTRUMENTS
In connection with the January 30, 2026 merger with PotlatchDeltic, we acquired 18 pay-fixed / receive-floating interest rate swaps with an aggregate notional amount of $1,037.0 million (the “PotlatchDeltic Merger Swaps”). One swap with a notional amount of $27.5 million matured on February 1, 2026. During the three months ended June 30, 2026, there was no additional swap activity, leaving 17 swaps with an aggregate notional amount of $1,009.5 million outstanding as of June 30, 2026.
The acquired swaps were recorded at fair value on the acquisition date and concurrently re-designated as cash flow hedges of forecasted variable-rate interest payments on the assumed loans under our Second Amended and Restated Credit Agreement. The acquisition-date fair value is being amortized to interest expense over the remaining swap terms, such that hedge accounting reflects only changes in fair value subsequent to re-designation in accumulated other comprehensive income (“AOCI”). All re-designated hedging relationships were determined to be highly effective as of June 30, 2026.
OTHER DESIGNATED SWAP ACTIVITY
Separately, during the three months ended June 30, 2026, two legacy Rayonier interest rate swaps with an aggregate notional amount of $200.0 million matured. These swaps were originally entered into to hedge variable-rate interest payments on the 2016 Incremental Term Loan, which was repaid in full at its maturity on April 28, 2026.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

ACCOUNTING FOR DERIVATIVES
We record derivatives as assets or liabilities in the Consolidated Balance Sheets in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). Gains and losses on derivatives designated and qualifying as cash flow hedges are recorded in AOCI and reclassified into earnings when the hedged transaction affects earnings. For derivatives not designated as hedges, changes in fair value are recognized immediately in earnings. Upon de-designation, the AOCI balance is reclassified into earnings over the original term of the forecasted transaction if the transaction remains probable, or immediately if probability is no longer met. As of June 30, 2026, all outstanding derivative instruments qualify for hedge accounting.
INTEREST RATE SWAPS
The hedged forecasted transactions are the monthly variable-rate interest payments on our combined post-merger loan portfolio, assessed on an aggregate basis for purposes of the ASC 815-20 notional adequacy (over-hedging) assessment. As of June 30, 2026, we are hedging exposure to variability in future cash flows on forecasted interest payments over a maximum period of approximately nine years.
The following table contains information on the outstanding interest rate swaps as of June 30, 2026:

Outstanding Interest Rate Swaps (a)
Start Date	Years to Maturity	Notional Amount	Related Debt Facility	Fixed Rate of Swap	Bank Margin on Debt	Total Effective Interest Rate (b)
Legacy Rayonier Hedging Instruments
February 2022	3 years	200,000	2021 Incremental Term Loan	0.67%	1.92%	2.59%
August 2024	2 years	100,000	2015 Term Loan	0.78%	1.60%	2.38%
August 2024	2 years	50,000	2015 Term Loan	0.64%	1.60%	2.24%
August 2024	2 years	50,000	2015 Term Loan	3.29%	1.60%	4.89%
Hedging Instruments Acquired in the PotlatchDeltic Merger (January 30, 2026)
January 2026	1 year	138,750	Term Loan Q	0.50%	2.00%	2.50%
January 2026	2 years	65,000	Term Loan K	2.79%	2.04%	4.83%
January 2026	2 years	35,000	Term Loan L	2.79%	2.04%	4.83%
January 2026	3 years	150,000	Term Loan M	0.43%	1.70%	2.13%
January 2026	3 years	40,000	Term Loan N	1.26%	1.69%	2.95%
January 2026	4 years	138,750	Term Loan R	0.66%	2.00%	2.66%
January 2026	4 years	23,000	Term Loan O	0.87%	2.28%	3.15%
January 2026	4 years	23,000	Term Loan O	0.87%	2.28%	3.15%
January 2026	5 years	20,000	Term Loan P	0.93%	2.20%	3.13%
January 2026	5 years	20,000	Term Loan P	0.93%	2.20%	3.13%
January 2026	6 years	20,000	Term Loan S	0.98%	2.30%	3.28%
January 2026	6 years	20,000	Term Loan S	0.97%	2.30%	3.27%
January 2026	6 years	38,000	Term Loan U	1.82%	2.20%	4.02%
January 2026	7 years	38,000	Term Loan V	2.02%	2.25%	4.27%
January 2026	7 years	40,000	Term Loan T	1.05%	2.30%	3.35%
January 2026	8 years	100,000	Term Loan W	1.98%	2.30%	4.28%
January 2026	9 years	100,000	Term Loan X	1.81%	2.30%	4.11%
Total Notional		$1,409,500

(a)All interest rate swaps are designated as cash flow hedges and qualify for hedge accounting.
(b)Rate is before estimated patronage payments.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

IMPACT ON THE CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
The following table presents the pre-tax impact of our derivatives on the Consolidated Statements of Income and Comprehensive Income (Loss) for the three and six months ended June 30, 2026 and 2025:

		Three Months Ended June 30,		Six Months Ended June 30,
	Income Statement Location	2026	2025	2026	2025
Derivatives designated as cash flow hedges:
Interest rate products	Other comprehensive income (loss), relating to continuing operations	$14,253	($1,439)	$20,535	($5,687)
	Interest expense, net	(3,661)	(4,529)	(7,671)	(9,040)
	Total interest expense, net, as reported on the Consolidated Statements of Income and Comprehensive Income (Loss)	(16,910)	(6,542)	(31,211)	(12,936)

AMOUNT EXPECTED TO BE RECLASSIFIED FROM AOCI INTO EARNINGS IN THE NEXT 12 MONTHS
During the next 12 months, the amount of the AOCI balance, net of tax, expected to be reclassified into earnings is a gain of approximately $16.4 million. These reclassified amounts are expected to offset variable interest rate payments to debt holders, resulting in no net impact on our earnings or cash flows.
NOTIONAL AMOUNTS
The following table contains the notional amounts of the derivative financial instruments recorded in the Consolidated Balance Sheets at June 30, 2026 and December 31, 2025:

	Notional Amount
	June 30, 2026	December 31, 2025
Derivatives designated as cash flow hedges:
Interest rate swaps (a)	$1,409,500	$600,000

(a)    The period-over-period increase in notional outstanding of $809.5 million is attributable to the 17 PotlatchDeltic Merger Swaps re-designated as cash flow hedges on January 30, 2026, offset by the maturity of swaps with an aggregate notional amount of $200 million related to the 2016 Term Loan, which was repaid in full at maturity on April 28, 2026.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

FAIR VALUES

    The following table contains the fair values of the derivative financial instruments recorded in the Consolidated Balance Sheets at June 30, 2026 and December 31, 2025. The Company classifies the fair value of its derivative instruments as current or non-current based on the contractual settlement timing of each individual derivative:

	Location on Balance Sheet	Fair Value Assets (Liabilities) (a)
		June 30, 2026	December 31, 2025
Derivatives designated as cash flow hedges:
Interest rate swaps
	Other current assets	—	$1,404
	Other assets	129,990	25,438
Total derivative assets		$129,990	$26,842

	Other non-current liabilities	—	($23)
Total derivative liabilities		—	($23)

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
CREDIT RISK CONTINGENT FEATURES
Our interest rate swap agreements are executed under ISDA Master Agreements that contain customary credit-risk-related provisions that permit the counterparty to terminate the swap and require settlement at the net liability position upon a default on our underlying senior indebtedness. As of June 30, 2026, no derivative instruments containing such features were in a net liability position.
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
The following table presents the carrying amount and estimated fair values of our financial instruments as of June 30, 2026 and December 31, 2025, using market information and valuation methodologies we believe are appropriate under GAAP:

	June 30, 2026			December 31, 2025
Asset (Liability) (a)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$411,760	$411,760	—	$842,944	$842,944	—
Restricted cash, non-current (b)	10,505	10,505	—	495	495	—
Current maturities of long-term debt (c)	—	—	—	(199,982)	—	(200,000)
Long-term debt (c)	(1,855,270)	—	(1,813,825)	(845,335)	—	(806,080)
Interest rate swaps (d)	129,990	—	129,990	26,819	—	26,819
Noncontrolling interests in the Operating Partnership (e)	38,527	—	34,775	40,463	—	36,435

(a)We did not have Level 3 assets or liabilities at June 30, 2026 or December 31, 2025.
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
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

11.    COMMITMENTS
At June 30, 2026, future minimum payments under non-cancellable commitments were as follows. Amounts include the obligations assumed in connection with the PotlatchDeltic merger. Lease and long-term debt obligations are excluded below and presented in Note 17 — Leases and Note 8 — Debt, respectively.

	Environmental Remediation (a)	Real Estate Projects (b)	Cutting Contracts (c)	Commitments (d)	Total
2026	$5,509	$27,832	$6,270	$13,820	$53,431
2027	897	40,143	8,237	7,058	56,335
2028	487	14,919	4,067	2,648	22,121
2029	379	2,999	1,654	881	5,913
2030	340	4,445	604	846	6,235
Thereafter	1,994	4,112	742	4,491	11,339
	$9,606	$94,450	$21,574	$29,744	$155,374

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
Changes in environmental and NRD liabilities from December 31, 2025 to June 30, 2026 are shown below:

	Port Gamble, WA	Other Sites	Total
Non-current portion at December 31, 2025	$6,089	—	$6,089
Plus: Current portion	3,181	—	3,181
Total Balance at December 31, 2025	9,270	—	9,270
Liabilities assumed in the merger with PotlatchDeltic	—	679	679
Expenditures charged to liabilities	(460)	(54)	(514)
Increase to liabilities (a)	171	—	171
Total Balance at June 30, 2026	8,981	625	9,606
Less: Current portion	(5,778)	(218)	(5,996)
Non-current portion at June 30, 2026	$3,203	$407	$3,610

(a)The increase in liabilities resulted from revised environmental and NRD cost estimates recognized during the six months ended June 30, 2026.
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
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

14.    GUARANTEES
We provide financial guarantees as required by creditors, insurance programs, and various governmental agencies.
As of June 30, 2026, the following financial guarantees were outstanding:

Financial Commitments (a)	Maximum Potential Payment
Standby letters of credit (b)	$1,020
Surety bonds (c)	63,212
Total financial commitments	$64,232

(a)We have not recorded any liabilities for these financial commitments in our Consolidated Balance Sheets. The guarantees are not subject to measurement as the guarantees are dependent on our own performance.
(b)The letters of credit primarily support various insurance-related agreements. These letters of credit will expire at various dates in 2026 and 2027 and will be renewed as required.
(c)Surety bonds primarily secure performance obligations for various operational activities, including collateral requirements for our real estate development projects and environmental remediation activities at Port Gamble (Kitsap County, Washington). These bonds provide financial assurance to regulatory agencies and municipalities that we will complete specified infrastructure and restoration work. Our surety bonds expire at various dates through 2028 and are expected to be renewed as required to meet ongoing obligations.

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
Changes in higher and better use timberlands and real estate development investments from December 31, 2025 to June 30, 2026 are shown below:

	Higher and Better Use Timberlands and Real Estate Development Investments
	Land and Timber	Development Investments	Total
Non-current portion at December 31, 2025	$84,123	$41,967	$126,090
Plus: Current portion (a)	1,850	4,984	6,834
Total Balance at December 31, 2025	85,973	46,951	132,924
Non-cash cost of land and improved development	(3,826)	(2,174)	(6,000)
Amortization of parcel real estate development investments	—	(4,182)	(4,182)
Timber depletion from harvesting activities and basis of timber sold in real estate sales	(1,826)	—	(1,826)
Capitalized real estate development investments (b)	—	18,487	18,487
HBU properties assumed in the merger with PotlatchDeltic (c)	59,563	—	59,563
Capital expenditures (silviculture)	3	—	3
Intersegment transfers	844	—	844
Total Balance at June 30, 2026	140,731	59,082	199,813
Less: Current portion (a)	(2,060)	(9,374)	(11,434)
Non-current portion at June 30, 2026	$138,671	$49,708	$188,379

(a)The current portion of Higher and Better Use Timberlands and Real Estate Development Investments is recorded in Inventory. See Note 16 — Inventory for additional information.
(b)Capitalized real estate development investments include $0.7 million of capitalized interest and $8.9 million of parcel real estate development investments. Parcel real estate development investments represent investments made for specific lots and/or commercial parcels that are under contract or expected to be ready for market within one year.
(c)Based on preliminary estimates of fair value as of January 30, 2026. See Note 2 — Merger with PotlatchDeltic Corporation for additional information.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

16.    INVENTORY
The following table details the components of inventory as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Lumber, plywood and veneer	$47,217	—
Materials and supplies	34,605	—
Log inventory	32,047	—
Real estate inventory (a)	11,434	6,834
Total inventory	$125,303	$6,834

(a)Represents the cost of HBU real estate expected to be sold, including capitalized development investments. See Note 15 — Higher And Better Use Timberlands and Real Estate Development Investments for additional information.

17.    LEASES
TIMBERLAND LEASES
    Our timberland leases typically have initial terms of approximately 30 to 65 years, with renewal provisions in some cases.
NON-TIMBERLAND LEASES
    In addition to timberland holdings, we lease certain machinery and equipment and office space. Significant leased properties include regional offices in Spokane, Washington; Atlanta, Georgia; and Lufkin, Texas.
BALANCE SHEET CLASSIFICATION
The following table presents supplemental balance sheet information related to lease assets and liabilities as of June 30, 2026 and December 31, 2025:

	Location on Balance Sheet	June 30, 2026	December 31, 2025
Assets
Operating lease assets	Operating lease right-of-use assets	$23,875	$16,286
Finance lease assets (a)	Machinery and equipment	12,367	—
Total lease assets		$36,242	$16,286

Liabilities
Current:
Operating lease liabilities	Other current liabilities	$5,502	$2,617
Finance lease liabilities	Other current liabilities	5,333	—
Long-term:
Operating lease liabilities	Other non-current liabilities	18,382	13,669
Finance lease liabilities	Other non-current liabilities	7,064	—
Total lease liabilities		$36,281	$16,286

(a)Finance lease assets are presented net of accumulated amortization of $2.1 million as of June 30, 2026.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

LEASE MATURITIES, LEASE COST AND OTHER LEASE INFORMATION
    The following table details our undiscounted lease obligations as of June 30, 2026 by type of lease and year of expiration:

	Operating Leases	Finance Leases
2026	$4,107	$2,987
2027	5,249	4,812
2028	4,178	3,141
2029	2,924	1,864
2030	2,539	505
Thereafter	10,397	—
Total undiscounted cash flows	$29,394	$13,309
Imputed interest	(5,510)	(912)
Total lease liabilities at June 30, 2026	$23,884	$12,397
In June 2026, we executed an operating lease for office space in Atlanta, Georgia with a term of approximately 12 years, commencing July 14, 2026. Total undiscounted lease payments are approximately $14.9 million. This lease is excluded from the lease maturity table above, as the commencement date occurred subsequent to quarter end.
The following table details components of our lease cost for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Cost Components	2026	2025	2026	2025
Operating lease cost	$1,008	$241	$1,764	$938
Finance lease cost:
Amortization of leased assets	1,262	—	2,102	—
Interest expense	152	—	261	—
Variable lease cost (a)	88	81	100	224
Total lease cost (b)	$2,510	$322	$4,227	$1,162

(a)The majority of timberland leases are subject to increases or decreases based on either the Consumer Price Index, Producer Price Index, or market rates.
(b)Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. Related costs are recognized on a straight-line basis over the lease term. Short-term lease expense was not material for the three and six months ended June 30, 2026 and 2025.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table provides supplemental cash flow information related to leases for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
Supplemental Cash Flow Information Related to Leases	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,692	$791
Operating cash flows from finance leases	261	—
Investing cash flows from operating leases	98	184
Financing cash flows from finance leases	2,066	—
Total cash paid for amounts included in the measurement of lease liabilities	$4,117	$975

Lease liabilities arising from right-of-use assets assumed in the PotlatchDeltic merger:
Operating leases	$7,733	—
Finance leases	13,446	—
Total lease liabilities arising from right-of-use assets assumed in the PotlatchDeltic merger	$21,179	—

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$681	—
Finance leases	1,175	—
Total right-of-use assets obtained in exchange for new lease liabilities	$1,856	—

Weighted-average remaining lease term (years):
Operating leases	8	11
Finance leases	3	—
Weighted-average discount rate:
Operating leases	6%	6%
Finance leases	5%	—

We apply the following practical expedients as allowed under ASC 842:

Practical Expedient	Description
Short-term leases	We do not record right-of-use assets or liabilities for short-term leases (a lease that at commencement date has a lease term of 12 months or less and does not contain a purchase option that is reasonably certain to be exercised).
Separation of lease and non-lease components	We elect not to separate non-lease components from associated lease components when (i) the components have the same timing and pattern of transfer and (ii) the combined component would be classified as an operating lease.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

18.    PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS
The net pension and postretirement benefit costs for the three and six months ended June 30, 2026 and 2025 are presented below:

		Pension		Postretirement
		Three Months Ended June 30,		Three Months Ended June 30,
Components of Net Periodic Benefit Cost	Income Statement Location	2026	2025	2026	2025
Service Cost	Selling and general expenses	$1,268	—	$7	$1
Service Cost	Cost of sales	(57)	—	—	—
Interest Cost	Other miscellaneous (expense) income, net	3,142	—	200	19
Expected return on plan assets	Other miscellaneous (expense) income, net	(2,864)	—	—	—
Amortization of losses	Other miscellaneous (expense) income, net	—	—	(2)	(2)
Net periodic benefit cost	Other miscellaneous (expense) income, net	$1,489	—	$205	$18

		Pension		Postretirement
		Six Months Ended June 30,		Six Months Ended June 30,
Components of Net Periodic Benefit Cost	Income Statement Location	2026	2025	2026	2025
Service Cost	Selling and general expenses	$1,850	—	$11	$1
Service Cost	Cost of sales	168	—	1	—
Interest Cost	Other miscellaneous (expense) income, net	5,236	—	340	38
Expected return on plan assets	Other miscellaneous (expense) income, net	(4,773)	—	—	—
Amortization of losses	Other miscellaneous (expense) income, net	—	—	(3)	(3)
Net periodic benefit cost	Other miscellaneous (expense) income, net	$2,481	—	$349	$36
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
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

FAIR VALUE OF PENSION PLAN ASSETS AND OBLIGATIONS
Consistent with accounting for the merger as the acquirer in a business combination (see Note 2 — Merger with PotlatchDeltic Corporation), pension assets and benefit obligations for plans assumed from PotlatchDeltic were remeasured to reflect their fair value as of the merger date. This included updating asset values and reviewing discount rates to reflect market conditions as of the date of the merger. The following represents the fair values of these items as of January 30, 2026:
•$181.0 million qualified pension plan assets
•$197.0 million qualified pension plan projected benefit obligation
•$33.9 million nonqualified pension plan projected benefit obligation
•$14.0 million other postretirement accumulated benefit obligation
During the six months ended June 30, 2026, we contributed approximately $2.1 million to the qualified pension plan and expect to make additional required contributions of approximately $5.2 million during the remainder of 2026. The non-qualified plans are unfunded; we paid benefits of approximately $1.1 million directly during the six months ended June 30, 2026 and expect to pay approximately $1.6 million during the remainder of 2026. We paid approximately $0.4 million of other postretirement benefits during the six months ended June 30, 2026 and expect to pay approximately $1.4 million during the remainder of 2026.
19.    INCENTIVE STOCK PLANS
A summary of our stock-based incentive compensation cost for the three and six months ended June 30, 2026 and 2025 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Other operating expense, net (a)	$1,440	—	$12,949	$205
Selling and general expenses	3,544	3,267	6,235	5,012
Cost of sales	728	296	1,852	563
Timber and Timberlands, net (b)	141	65	230	129
Total stock-based incentive compensation	$5,853	$3,628	$21,266	$5,909

Tax benefit recognized related to stock-based incentive compensation expense	$315	$137	$972	$255

(a)For the three and six months ended June 30, 2026, represents accelerated stock-based incentive compensation cost due to our merger with PotlatchDeltic.
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
The following acceleration events occurred in connection with the merger, with the related expense recorded within integration and merger-related costs (see Note 21 — Integration and Merger-Related Costs):
• Director awards: 52,024 replacement restricted stock units held by non-employee directors vested in full at closing on January 30, 2026 pursuant to the change-in-control provisions of the underlying award agreements, resulting in $0.3 million of expense in the first quarter of 2026. No unrecognized compensation cost remains related to the director awards.
• Employee awards: During the three and six months ended June 30, 2026, 79,427 and 635,024 replacement restricted stock units held by employees vested in full — either upon qualifying terminations of employment or pursuant to change-in-control provisions in PotlatchDeltic equity plans — resulting in $0.2 million and $9.3 million of expense, respectively. Replacement restricted stock units are credited with dividend equivalents in the form of additional restricted stock units, which vest and are settled in the same manner as the underlying awards; the vested unit figures above exclude 1,391 of these additional units that vested during the period. In addition, during the three and six months ended June 30, 2026, the Company recognized $0.7 million and $1.2 million of expense for replacement restricted stock units held by employees whose qualifying terminations are scheduled to occur in subsequent periods. This expense is recognized over the revised requisite service periods through the scheduled termination dates.
As of June 30, 2026, total unrecognized compensation cost related to the unvested replacement restricted stock units was approximately $7.1 million, expected to be recognized over a weighted-average remaining service period of approximately 21 months, subject to acceleration upon qualifying terminations.
A summary of the replacement restricted stock units granted on January 30, 2026 as a result of the merger is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026
Replacement restricted stock units granted	—	1,744,380
Weighted average price of replacement restricted stock units granted	—	$22.74
Replacement restricted stock units vested as a result of acceleration (a)	79,427	687,048
Grant date fair value of replacement restricted stock units vested	$22.74	$22.74
Intrinsic value of replacement restricted stock units outstanding (b)	$20,609	$20,609

(a)Excludes 1,391 additional restricted stock units credited as dividend equivalents on the replacement awards that vested during the three and six months ended June 30, 2026.
(b)Intrinsic value is based on the closing market price of the Company’s common shares at June 30, 2026.

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
Because these awards were fully vested at the merger date, their entire fair value was attributed to pre-merger services and included in consideration transferred. Accordingly, no unrecognized compensation cost remains, and no compensation expense was recognized during the three and six months ended June 30, 2026.
A summary of the replacement deferred compensation stock equivalent units granted on January 30, 2026 as a result of the merger is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026
Replacement deferred compensation stock equivalent units granted	—	280,588
Weighted average price of deferred compensation stock equivalent units granted	—	$22.74
Intrinsic value of replacement deferred compensation stock equivalent units outstanding (a)	$1,915	$1,915

(a)Intrinsic value is based on the closing market price of the Company’s common shares at June 30, 2026.
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
RESTRICTED STOCK UNITS
During the three and six months ended June 30, 2026, the Company recognized $0.5 million and $2.1 million, respectively, of accelerated expense related to Legacy Rayonier restricted stock units held by employees whose employment terminated, or is contractually scheduled to terminate, in connection with the merger. Of these awards, 24,435 and 156,224 restricted stock units vested during the respective periods. This expense is recognized within integration and merger-related costs.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

20.    OTHER OPERATING EXPENSE, NET
The following table provides the composition of other operating expense, net for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gain (loss) on sale or disposal of property, plant and equipment	$30	($132)	$32	($129)
Costs related to the merger with PotlatchDeltic (a)	(10,351)	—	(80,754)	—
Restructuring charges (b)	—	—	—	(1,110)
Miscellaneous income (expense), net	9	(33)	(19)	(145)
Total	($10,312)	($165)	($80,741)	($1,384)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

21.    INTEGRATION AND MERGER-RELATED COSTS
On January 30, 2026, we completed our merger with PotlatchDeltic Corporation and concurrently began formulating and implementing integration plans. During the three and six months ended June 30, 2026, we incurred integration and merger-related costs consisting of (i) employee-related costs, including those for employees whose employment terminated or is expected to terminate, (ii) accelerated stock-based compensation (see Note 19), and (iii) non-recurring professional service fees directly attributable to the merger. We expect the majority of these costs to be incurred within the next twelve months. These costs are recorded within Other operating expense, net, and are not allocated to our reportable segments (see Note 20).
The following table summarizes integration and merger-related costs incurred during the three and six months ended June 30, 2026:

	Three Months Ended	Six Months Ended
	June 30, 2026	June 30, 2026
Employee-related costs	$7,745	$33,765
Accelerated stock-based compensation (Note 19)	1,440	12,949
Professional services	820	33,004
Other integration costs	346	1,036
Total integration and merger-related costs	$10,351	$80,754
Changes in accrued employee-related costs associated with the merger during the six months ended June 30, 2026 are summarized in the table below. Charges represent termination benefits recognized upon communication of termination, along with other compensation costs recognized ratably over the required service period. Accelerated stock-based compensation of $12.9 million is excluded as it is a non-cash charge with no corresponding accrued liability (see Note 19). Professional services and other integration costs are also excluded, as these are acquisition-related costs expensed as incurred under ASC 805 and do not represent exit or disposal cost obligations; the amounts accrued but unpaid at June 30, 2026 are not material.

Employee-Related Costs

Balance, December 31, 2025	—
Charges	26,020
Cash payments	(14,613)
Balance, March 31, 2026	$11,407
Charges	7,420
Cash payments	(5,140)
Balance, June 30, 2026	$13,687
The current portion of accrued employee-related costs are recorded within “Accrued payroll and benefits” on our Consolidated Balance Sheets. The majority of accrued employee-related costs as of June 30, 2026 are expected to be paid within one year. Total expected charges have not yet been determined. Estimates will be provided in future periods as integration plans are finalized.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

22.    INCOME TAXES

Rayonier is a REIT under the Internal Revenue Code and generally is not subject to U.S. federal or state income tax on income distributed to shareholders. As of June 30, 2026, Rayonier owns a 99.5% interest in the Operating Partnership and conducts substantially all of its timberland operations through the Operating Partnership. The taxable income or loss generated by the Operating Partnership is passed through and reported to its unitholders (including the Company) on a Schedule K-1 for inclusion in each unitholder’s income tax return.
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
In connection with the PotlatchDeltic merger, the Company reassessed the realizability of its deferred tax assets. As a result of the transaction, the Company recorded net deferred tax liabilities, primarily related to taxable temporary differences associated with acquired tangible assets. These taxable temporary differences are expected to reverse in periods that support the realization of existing deferred tax assets. Based on this reassessment that it is more likely than not that certain deferred tax assets will be realized, the Company released a portion of its valuation allowance, resulting in an income tax benefit of $40.3 million upon completion of the merger on January 30, 2026.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

23.    ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents the changes in AOCI by component for the six months ended June 30, 2026 and the year ended December 31, 2025. All amounts are presented net of tax and exclude portions attributable to noncontrolling interests.

	Foreign currency translation adjustments		Net investment hedges of New Zealand subsidiary		Cash flow hedges		Employee benefit plans		Total Rayonier, L.P.	Allocation of Operating Partnership	Total Rayonier Inc.
Balance as of December 31, 2024	($51,149)		$1,321		$41,733		$230		($7,865)	($2,564)	($10,429)
Other comprehensive income before reclassifications	19,766		—		2,256	(a)	7		22,029	(104)	21,925
Amounts reclassified from AOCI	—		—		(16,868)		(6)	(b)	(16,874)	796	(16,078)
Amounts reclassified from AOCI due to deconsolidation of discontinued operations	31,383	(c)	(1,321)	(c)	(994)	(c)	—		29,068	—	29,068
Net other comprehensive income (loss)	51,149		(1,321)		(15,606)		1		34,223	692	34,915
Balance as of December 31, 2025	—		—		$26,127		$231		$26,358	($1,872)	$24,486
Other comprehensive income before reclassifications	—		—		20,161	(a)	—		20,161	(117)	20,044
Amounts reclassified from AOCI	—		—		(7,671)		(3)	(b)	(7,674)	101	(7,573)
Net other comprehensive income (loss)	—		—		12,490		(3)		12,487	(16)	12,471
Balance as of June 30, 2026	—		—		$38,617		$228		$38,845	($1,888)	$36,957

(a)The six months ended June 30, 2026 includes $20.2 million of other comprehensive income related to interest rate products. The year ended December 31, 2025 included $3.8 million of other comprehensive loss related to interest rate products. See Note 9 — Derivative Financial Instruments and Hedging Activities for additional information.
(b)This component of other comprehensive income (loss) is included in the computation of net periodic pension and postretirement costs. See Note 18 — Pension and Other Postretirement Employee Benefits for additional information.
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
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table presents details of the amounts reclassified in their entirety from AOCI to net income for the six months ended June 30, 2026 and June 30, 2025:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the Income Statement
	June 30, 2026	June 30, 2025
Realized gain on interest rate contracts	($7,671)	($9,040)	Interest expense, net
Noncontrolling interests	—	(376)	Comprehensive income attributable to noncontrolling interests
Realized loss on foreign currency exchange contracts	—	1,592	(Loss) income from operations of discontinued operations, net of tax
Realized loss on foreign currency option contracts	—	40	(Loss) income from operations of discontinued operations, net of tax
Income tax effect from net loss on foreign currency contracts	—	(351)	(Loss) income from operations of discontinued operations, net of tax
Net gain on cash flow hedges reclassified from accumulated other comprehensive income	($7,671)	($8,135)

24.    RESTRICTED CASH
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
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Consolidated Balance Sheets that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	June 30,	December 31,	June 30,
	2026	2025	2025
Restricted cash, non-current:
Restricted cash held in escrow	$495	$495	$677
Restricted cash deposited with LKE intermediary	10,010	—	—
Total restricted cash, non-current	10,505	495	677

Total restricted cash shown in the Consolidated Balance Sheets	10,505	495	677
Cash and cash equivalents	411,760	842,944	892,256
Total cash, cash equivalents and restricted cash from continuing operations shown in the Consolidated Statements of Cash Flows	$422,265	$843,439	$892,933
25.    ASSETS HELD FOR SALE
Assets held for sale comprise properties not included in inventory that are expected to be sold within 12 months and meet the held-for-sale criteria of ASC 360-10-45-9. The basis of these properties was $59.1 million and $5.4 million, as of June 30, 2026, and December 31, 2025, respectively. As the basis in these properties was less than the fair value, including costs to sell, no impairment was recognized during the six months ended June 30, 2026. See Note 1 — Basis of Presentation for additional information regarding our assets held for sale balance as of June 30, 2026 and related subsequent events.

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
On January 30, 2026, Rayonier completed its merger with PotlatchDeltic Corporation (“PCH” or “PotlatchDeltic”) in a merger-of-equals transaction. Under the terms of the merger agreement, PotlatchDeltic stockholders received 1.8185 Rayonier common shares and $0.61 in cash for each PotlatchDeltic share held, and we issued approximately 140.9 million Rayonier common shares in connection with the closing. As the accounting acquirer, our consolidated financial statements as of and for the six months ended June 30, 2026 include PotlatchDeltic results from January 31, 2026 through June 30, 2026. See Note 2 — Merger with PotlatchDeltic Corporation for additional information pertaining to the merger.
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

OUR COMPANY
    We are a land resources real estate investment trust (“REIT”) with a portfolio comprising over four million acres in the U.S. South and U.S. Northwest. We are focused on managing our timberlands on a sustainable basis while optimizing our overall portfolio value by delivering land to its highest and best use. We also operate six sawmills, an industrial-grade plywood mill, residential and commercial real estate developments, and a rural land sales program. We are committed to corporate responsibility, third-party forest certification, and supporting climate change mitigation through our land-based solutions business. We conduct our business through an umbrella partnership real estate investment trust (“UPREIT”) structure in which our assets are owned by our Operating Partnership and its subsidiaries. Rayonier manages the Operating Partnership as its sole general partner. Our revenues, operating income and cash flows are primarily derived from the following core business segments: Southern Timber, Northwest Timber, Wood Products, and Real Estate. Due to the sale of our entire 77% interest in the New Zealand joint venture, the results of our New Zealand operations have been reflected as discontinued operations. See Note 4 — Segment and Geographical Information for further discussion of our reportable segments and Note 3 — Discontinued Operations for additional information regarding the sale of the New Zealand joint venture. As of June 30, 2026, we owned or leased under long-term agreements approximately 4.1 million acres of timberlands located in the U.S. South (3.2 million acres) and U.S. Northwest (930 thousand acres).
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

ENVIRONMENTAL MATTERS
For a full description of our environmental matters, see Item 1 - “Business” in our 2025 Form 10-K.
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
On October 14, 2025, a 10% ad valorem duty on softwood timber and lumber imports became effective under Executive Order 14223 and the resulting Section 232 proclamation. This duty, together with higher Canadian lumber duties that took effect in 2025 under the sixth administrative review of the anti-dumping and countervailing duty orders on softwood lumber from Canada, and reduced overall North American lumber capacity, has supported domestic lumber prices and incentivized domestic wood products production. In June 2026, the U.S. Department of Commerce issued post-preliminary results of the seventh administrative review (“AR7”) indicating lower combined Canadian duties, with final determinations expected between August and October 2026; however, AR7 duties would remain elevated relative to historical levels, and the Section 232 duty will continue to apply. A final determination materially below current cash deposit rates could adversely impact domestic lumber prices, wood products production, and log demand and pricing.
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
    We are also subject to the risk of price fluctuations in key operational costs, which primarily include logging and hauling. Additionally, our cost of sales is significantly influenced by the cost basis of timber sold (depletion) and real estate sold. Depletion represents the amortization of capitalized site preparation, planting and fertilization, real estate taxes, timberland lease payments, and certain payroll costs. The cost basis of real estate sold includes land costs and direct development and construction expenses for specific projects, including infrastructure, roadways, utilities, amenities and other improvements. While our timber and real estate sales are not directly subject to tariffs, to the extent that goods and/or services that we purchase in our operations are impacted by tariffs, this could lead to higher costs in our operations if vendors look to pass through any such increased costs resulting from tariffs. Diesel fuel prices, which directly affect our logging and transportation costs, remain elevated as a result of geopolitical tensions in the Middle East and related disruptions to global energy markets, resulting in upward pressure on operating costs. Other costs include amortization of capitalized road and bridge construction and software, depreciation of fixed assets and equipment, road maintenance, severance and excise taxes, fire prevention, and real estate commissions and closing costs.
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

DISCUSSION OF TIMBER INVENTORY AND SUSTAINABLE YIELD
    See Item 1 — Business — Discussion of Timber Inventory and Sustainable Yield in our 2025 Form 10-K. Note that this discussion reflects Rayonier’s legacy timberlands only and does not include the legacy timberlands of PotlatchDeltic. A combined discussion will be included in our 2026 Form 10-K.
OUR TIMBERLANDS
    Our timber operations are disaggregated into two geographically distinct segments: Southern Timber and Northwest Timber. The following table provides a breakdown of our timberland holdings as of June 30, 2026 and December 31, 2025:

(acres in 000s)	As of June 30, 2026			As of December 31, 2025
	Owned	Leased	Total	Owned	Leased	Total
Southern
Alabama	368	15	383	248	2	250
Arkansas	936	1	937	—	1	1
Florida	334	10	344	336	10	346
Georgia	800	48	848	609	48	657
Louisiana	175	—	175	146	—	146
Mississippi	126	5	131	—	—	—
South Carolina	63	—	63	15	—	15
Texas	273	—	273	275	—	275
	3,075	79	3,154	1,629	61	1,690

Northwest
Idaho	623	—	623	—	—	—
Oregon	6	—	6	6	—	6
Washington	299	2	301	299	2	301
	928	2	930	305	2	307

Total	4,003	81	4,084	1,934	63	1,997

The following tables detail activity for owned and leased acres in our timberland holdings by state from December 31, 2025 to June 30, 2026:

(acres in 000s)	Acres Owned
	December 31, 2025	Acquisitions (a)	Sales	June 30, 2026
Southern
Alabama	248	124	(4)	368
Arkansas	—	937	(1)	936
Florida	336	—	(2)	334
Georgia	609	194	(3)	800
Louisiana	146	29	—	175
Mississippi	—	126	—	126
South Carolina	15	51	(3)	63
Texas	275	—	(2)	273
	1,629	1,461	(15)	3,075

Northwest
Idaho	—	623	—	623
Oregon	6	—	—	6
Washington	299	—	—	299
	305	623	—	928

Total	1,934	2,084	(15)	4,003

(acres in 000s)	Acres Leased
	December 31, 2025	New Leases (a)	Sold/Expired Leases	June 30, 2026
Southern
Alabama	2	13	—	15
Arkansas	1	—	—	1
Florida	10	—	—	10
Georgia	48	—	—	48
Mississippi	—	5	—	5
	61	18	—	79

Northwest
Washington (b)	2	—	—	2

Total	63	18	—	81

(a)Represents acres assumed in connection with the merger with PotlatchDeltic on January 30, 2026. There were no other acquisitions or new leases during the six months ended June 30, 2026.
(b)Primarily timber reservations acquired in the merger with Pope Resources.

WOOD PRODUCTS FACILITIES
Our Wood Products segment manufactures lumber, plywood, and residual products at seven mills located in Arkansas, Idaho, Michigan, and Minnesota. The following table provides a breakdown of our Wood Products facilities and their respective capacities as of June 30, 2026:

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

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS
The following table provides key financial information by segment and on a consolidated basis:

	Three Months Ended June 30,		Six Months Ended June 30,
Financial Information (in millions)	2026	2025	2026	2025
Sales
Southern Timber	$107.6	$53.3	$196.3	$104.3
Northwest Timber	66.0	23.8	98.1	45.6
Wood Products	196.2	—	304.6	—
Real Estate
Improved Development	6.4	8.5	13.0	11.8
Unimproved Development	—	3.0	—	3.0
Rural	40.7	15.7	90.2	21.0
Deferred Revenue/Other (a)	6.5	2.2	10.3	3.8
Total Real Estate	53.7	29.4	113.4	39.6
Intersegment Eliminations (b)	(26.9)	—	(39.2)	—
Total Sales	$396.5	$106.5	$673.3	$189.5

Operating Income (Loss)
Southern Timber (c)	$8.1	$12.6	$20.5	$22.7
Northwest Timber	12.6	1.5	12.1	1.8
Wood Products (d)	15.1	—	14.1	—
Real Estate	28.3	9.8	55.6	8.8
Corporate and Other (e)	(28.7)	(9.3)	(111.4)	(18.7)
Intersegment Eliminations (b)	(0.8)	—	(2.0)	—
Operating Income (Loss)	34.6	14.5	(11.0)	14.6
Interest expense, net	(16.9)	(6.5)	(31.3)	(12.9)
Interest income	4.9	2.3	12.0	5.2
Other miscellaneous (expense) income, net (f)	(0.5)	(0.5)	0.4	(2.4)
Income tax (expense) benefit (g)	(2.9)	—	36.6	(0.3)
Income from Continuing Operations	19.2	9.8	6.7	4.2
(Loss) income from operations of discontinued operations, net of tax	—	(0.6)	—	1.9
Gain on sale of discontinued operations	—	404.4	—	404.4
Income from Discontinued Operations	—	403.8	—	406.3
Net Income	19.2	413.6	6.7	410.5
Less: Net loss attributable to noncontrolling interests in consolidated affiliates	—	0.6	—	0.2
Net Income Attributable to Rayonier, L.P.	$19.2	$414.2	$6.7	$410.7
Less: Net income attributable to noncontrolling interests in the Operating Partnership	(0.1)	(5.5)	—	(5.4)
Net Income Attributable to Rayonier Inc.	$19.1	$408.7	$6.7	$405.3

Adjusted EBITDA (h)
Southern Timber	$52.6	$28.4	$98.1	$55.4
Northwest Timber	26.3	6.8	34.9	12.7
Wood Products	25.0	—	31.8	—
Real Estate	38.3	18.6	84.5	20.6
Corporate and Other	(17.7)	(8.9)	(29.5)	(16.8)
Intersegment Eliminations (b)	(0.8)	—	(2.0)	—
Total Adjusted EBITDA	$123.7	$44.9	$217.8	$71.9

(a)Includes deferred revenue adjustments, builder price participation and other fees related to Improved Development sales, as well as residential and commercial lease revenue and revenue from our country club operations.
(b)Intersegment Eliminations represents logs sold by the Timber segments to Wood Products, and includes the elimination of profit on log sales from the Timber segments to Wood Products that remain in inventory at the end of the period.
(c)The three and six months ended June 30, 2026 includes $2.3 million of timber write-offs resulting from casualty events.
(d)The six months ended June 30, 2026 includes a $1.2 million inventory purchase price adjustment in cost of sales.
(e)The three and six months ended June 30, 2026 includes $10.4 million and $80.8 million, respectively, of costs related to the merger with PotlatchDeltic. The six months ended June 30, 2025 includes $1.1 million of restructuring charges.
(f)The six months ended June 30, 2025 includes $1.7 million of net costs associated with legal settlements.
(g)The six months ended June 30, 2026 includes a $40.3 million tax benefit from the release of a valuation allowance.
(h)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended June 30,		Six Months Ended June 30,
Southern Timber Overview *	2026	2025	2026	2025
Sales Volume (in thousands of tons)
Delivered Pine Pulpwood	762	347	1,284	664
Delivered Pine Sawtimber	945	241	1,700	478
Stumpage Pine	1,525	940	2,924	1,853
Total Pine Volume	3,231	1,528	5,908	2,996
Delivered Hardwood	33	4	52	9
Stumpage Hardwood	90	66	174	175
Total Volume	3,354	1,598	6,133	3,179

% Delivered Volume (vs. Total Volume)	52%	37%	49%	36%
% Pine Sawtimber Volume (vs. Total Pine Volume)	53%	47%	54%	45%

Log Pricing (dollars per ton)
Delivered Pine Pulpwood	$30.20	$37.35	$30.20	$37.57
Delivered Pine Sawtimber	44.46	47.87	44.52	47.78
Weighted Average Delivered Pine	$38.10	$41.66	$38.36	$41.84
Delivered Hardwood	38.76	36.13	39.97	38.24
Weighted Average Delivered Total	$38.11	$41.62	$38.38	$41.82
Stumpage Pine	15.68	19.60	16.33	19.21
Stumpage Hardwood	10.02	11.83	9.99	12.10
Weighted Average Stumpage Total	$15.37	$19.08	$15.98	$18.59

Summary Financial Data (in millions of dollars)
Timber Sales	$91.0	$43.8	$165.9	$85.7
Less: Logging and Hauling	(42.4)	(13.2)	(72.8)	(25.7)
Net Stumpage Sales	$48.6	$30.6	$93.1	$59.9

Land-Based Solutions (a)	4.1	2.8	7.7	5.5
Other Non-Timber Sales	12.5	6.8	22.7	13.1
Total Sales	$107.6	$53.3	$196.3	$104.3

Operating Income	$8.1	$12.6	$20.5	$22.7
(+) Timber write-offs resulting from casualty events (b)	2.3	—	2.3	—
(+) Depreciation, depletion and amortization	42.2	15.8	75.3	32.7
Adjusted EBITDA (c)	$52.6	$28.4	$98.1	$55.4

Other Data
Period-End Acres (in thousands)	3,154	1,739	3,154	1,739

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
(c)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended June 30,		Six Months Ended June 30,
Northwest Timber Overview	2026	2025	2026	2025
Sales Volume (in thousands of tons) (a)
Pulpwood	48	38	95	80
Domestic Sawtimber (b)	530	210	844	429
Export Sawtimber	—	—	—	1
Total Volume	578	248	939	509

% Delivered Volume (vs. Total Volume)	96%	96%	96%	93%
% Sawtimber Volume (vs. Total Volume)	92%	84%	90%	84%
% Export Volume (vs. Total Volume) (c)	—	1%	—	1%

Delivered Log Pricing (in dollars per ton) (a)
Pulpwood	$38.78	$31.52	$37.80	$30.79
Domestic Sawtimber	119.66	96.17	110.27	93.39
Export Sawtimber (d)	—	—	—	84.07
Weighted Average Log Price	$113.07	$86.19	$102.96	$83.67

Summary Financial Data (in millions of dollars)
Timber Sales	$64.1	$21.2	$94.8	$41.5
Less: Logging and Hauling	(30.5)	(9.8)	(46.6)	(19.2)
Net Stumpage Sales	$33.7	$11.3	$48.2	$22.3

Trading Sales	—	1.4	—	1.8
Land-Based Solutions	—	—	—	0.1
Other Non-Timber Sales	1.9	1.2	3.2	2.2
Total Sales	$66.0	$23.8	$98.1	$45.6

Operating Income	$12.6	$1.5	$12.1	$1.8
(+) Depreciation, depletion and amortization	13.8	5.4	22.8	11.0
Adjusted EBITDA (e)	$26.3	$6.8	$34.9	$12.7

Other Data
Period-End Acres (in thousands)	930	307	930	307

(a)Excludes log trading activities.
(b)Includes volumes sold to third-party exporters.
(c)Estimated percentage of export volume includes direct exports and log sales to third-party exporters.
(d)Pricing is reported on a CFR basis (i.e., inclusive of export costs and freight).
(e)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended June 30,		Six Months Ended June 30,
Wood Products Overview	2026	2025	2026	2025
Volume and Pricing Data
Lumber Shipments (MMBF) (a)	314	—	513	—
Lumber Price Realization (in dollars per MBF) (b)	$505	—	$479	—

Summary Financial Data (in millions of dollars)
Lumber Sales	$158.6	—	$245.8	—
Plywood/Residual/Other	37.5	—	58.8	—
Total Sales	$196.2	—	$304.6	—

Costs and Expenses
Freight, logging and hauling	($27.1)	—	($40.3)	—
Fiber costs	(80.3)	—	(129.6)	—
Manufacturing costs	(63.9)	—	(104.7)	—
Finished goods inventory change	3.4	—	5.7	—
Depreciation, depletion and amortization	(9.9)	—	(16.6)	—
Other costs and expenses	(3.2)	—	(5.1)	—
Total Costs and Expenses	($181.0)	—	($290.5)	—

Operating Income	$15.1	—	$14.1	—
(+) Inventory purchase price adjustment in cost of sales (c)	—	—	1.2	—
(+) Depreciation, depletion and amortization	9.9	—	16.6	—
Adjusted EBITDA (d)	$25.0	—	$31.8	—

(a)Lumber shipments, inclusive of pre-merger PotlatchDeltic shipments, were 288 MMBF in the first quarter of 2026 and 602 MMBF for the six months ended June 30, 2026.
(b)Lumber price realizations, inclusive of pre-merger PotlatchDeltic shipments, were $427 per MBF in the first quarter of 2026 and $467 per MBF for the six months ended June 30, 2026.
(c)Inventory purchase price adjustment in cost of sales reflects a non-cash, one-time charge reflecting the excess of fair value over PotlatchDeltic’s historical cost on acquired finished goods inventory sold post-closing.
(d)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended June 30,		Six Months Ended June 30,
Real Estate Overview	2026	2025	2026	2025
Sales (in millions of dollars)
Improved Development (a)	$6.4	$8.5	$13.0	$11.8
Unimproved Development	—	3.0	—	3.0
Rural	40.7	15.7	90.2	21.0
Deferred Revenue/Other (b)	6.5	2.2	10.3	3.8
Total Sales	$53.7	$29.4	$113.4	$39.6

Acres Sold
Improved Development (a)	10.6	26.1	49.8	104.4
Unimproved Development	—	311	—	311
Rural	7,490	2,926	15,146	3,879
Total Acres Sold	7,500	3,263	15,196	4,294

Gross Price per Acre (dollars per acre)
Improved Development (a)	$607,405	$324,577	$261,458	$112,842
Unimproved Development	—	9,635	—	9,635
Rural	5,439	5,376	5,953	5,415
Weighted Average (Total)	$6,290	$8,340	$6,791	$8,332
Weighted Average (Adjusted) (c)	$5,439	$5,786	$5,953	$5,729

Operating Income	$28.3	$9.8	$55.6	$8.8
(+) Depreciation, depletion and amortization	3.9	1.9	10.8	2.4
(+) Non-cash cost of land and improved development	6.0	6.9	18.0	9.3
Adjusted EBITDA (d)	$38.3	$18.6	$84.5	$20.6

(a)Reflects land with capital invested in infrastructure improvements.
(b)Includes deferred revenue adjustments, builder price participation and other fees related to Improved Development sales, as well as residential and commercial lease revenue and revenue from our country club operations.
(c)Excludes Improved Development.
(d)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended June 30,		Six Months Ended June 30,
Capital Expenditures By Segment (in millions of dollars)	2026	2025	2026	2025
Timber Capital Expenditures
Southern Timber
Reforestation, silviculture and other capital expenditures	$6.5	$4.7	$16.2	$10.9
Property taxes	3.0	1.9	5.2	3.7
Lease payments	0.1	0.1	0.1	0.2
Allocated overhead	1.9	1.3	3.9	2.8
Subtotal Southern Timber	$11.5	$8.1	$25.5	$17.7
Northwest Timber
Reforestation, silviculture and other capital expenditures	4.8	1.5	7.0	3.0
Property taxes	0.6	0.1	1.1	0.2
Allocated overhead	1.5	0.7	2.8	1.4
Subtotal Northwest Timber	$6.9	$2.3	$10.9	$4.6
Total Timber Segments Capital Expenditures	$18.4	$10.4	$36.4	$22.3
Wood Products	3.6	—	6.1	—
Real Estate	—	—	—	0.1
Corporate	0.3	—	0.3	—
Total Capital Expenditures	$22.4	$10.4	$42.8	$22.4

Real Estate Development Investments (a)	$5.0	$4.1	$9.6	$8.2

(a)Represents investments in master infrastructure or entitlements in our real estate development projects. Real Estate Development Investments are amortized as the underlying properties are sold and included in Non-Cash Cost of Land and Improved Development.

	Three Months Ended June 30,		Six Months Ended June 30,
Discontinued Operations *	2026	2025	2026	2025
Summary Financial Data by Historical Segment (in millions of dollars)
New Zealand Timber
Timber Sales	—	$49.1	—	$101.6
Less: Cut and Haul	—	(21.7)	—	(42.1)
Less: Port and Freight	—	(15.3)	—	(30.7)
Net Stumpage Sales	—	$12.2	—	$28.9
Non-Timber Sales	—	0.4	—	0.5
Total New Zealand Timber Sales	—	$49.5	—	$102.2

Trading
Trading Sales	—	2.7	—	6.6
Non-Timber Sales	—	0.4	—	0.5
Total Trading Sales	—	$3.1	—	$7.2

Total sales from discontinued operations	—	$52.6	—	$109.3

(Loss) income from operations of discontinued operations, net of tax	—	($0.6)	—	$1.9
Gain on sale of discontinued operations	—	404.4	—	404.4
Income from discontinued operations	—	$403.8	—	$406.3

*Due to our sale of the entities that held our entire 77% New Zealand joint venture interest, which was completed on June 30, 2025, New Zealand operating results are classified as Discontinued Operations in our Consolidated Financial Statements for the three and six months ended June 30, 2025.

    The following tables summarize sales, operating income (loss) and Adjusted EBITDA variances for June 30, 2026 versus June 30, 2025 (millions of dollars):

Sales	Southern Timber	Northwest Timber		Wood Products		Real Estate		Intersegment Eliminations		Total
Three Months Ended June 30, 2025	$53.3	$23.8		—		$29.4		—		$106.5
Volume	53.1	36.5		—		26.6		—		116.2
Price	(5.8)	10.7		—		(6.2)		—		(1.3)
Non-timber sales (a)	7.0	0.6		—		—		—		7.6
Other	—	(5.6)	(b)	196.2	(c)	3.9	(d)	(26.9)	(e)	167.6
Three Months Ended June 30, 2026	$107.6	$66.0		$196.2		$53.7		($26.9)		$396.5

(a)For the Southern Timber segment, includes sales from carbon capture and storage ("CCS") and solar energy contracts.
(b)Includes variance due to stumpage versus delivered sales.
(c)Wood Products was a new segment beginning in Q1 2026.
(d)Includes deferred revenue adjustments, builder price participation, and other fees related to Improved Development sales, as well as residential and commercial lease revenue and revenue from our country club operations.
(e)Intersegment Eliminations represents logs sold from the Timber segments to Wood Products.

Sales	Southern Timber	Northwest Timber		Wood Products		Real Estate		Intersegment Eliminations		Total
Six Months Ended June 30, 2025	$104.3	$45.6		—		$39.6		—		$189.5
Volume	89.5	43.8		—		74.0		—		207.3
Price	(9.3)	13.5		—		(6.1)		—		(1.9)
Non-timber sales (a)	11.8	1.0		—		—		—		12.8
Other	—	(5.8)	(b)	304.6	(c)	5.9	(d)	(39.2)	(e)	265.5
Six Months Ended June 30, 2026	$196.3	$98.1		$304.6		$113.4		($39.2)		$673.3

(a)For the Southern Timber segment, includes sales from carbon capture and storage ("CCS") and solar energy contracts.
(b)Includes variance due to stumpage versus delivered sales.
(c)Wood Products was a new segment beginning in Q1 2026.
(d)Includes deferred revenue adjustments, builder price participation, and other fees related to Improved Development sales, as well as residential and commercial lease revenue and revenue from our country club operations.
(e)Intersegment Eliminations represents logs sold from the Timber segments to Wood Products.

Operating Income	Southern Timber	Northwest Timber	Wood Products	Real Estate	Corporate and Other	Intersegment Eliminations	Total
Three Months Ended June 30, 2025	$12.6	$1.5	—	$9.8	($9.3)	—	$14.5
Volume	8.8	8.5	—	20.5	—	—	37.8
Price (a)	(5.8)	10.7	—	(6.2)	—	—	(1.3)
Cost	(3.0)	(7.3)	—	(1.1)	(8.8)	—	(20.2)
Non-timber income (b)	7.2	0.7	—	—	—	—	7.9
Depreciation, depletion & amortization	(9.4)	(1.5)	—	0.1	(0.2)	—	(11.0)
Non-cash cost of land and improved development	—	—	—	4.1	—	—	4.1
Other (c)	(2.3)	—	15.1	1.1	(10.4)	(0.8)	2.7
Three Months Ended June 30, 2026	$8.1	$12.6	$15.1	$28.3	($28.7)	($0.8)	$34.6

(a)For Timber segments, price is presented on a gross basis and reflects prices excluding logging, hauling, and shipping costs. For Real Estate, price is presented net of cash closing costs.
(b)For the Southern Timber segment, includes income from carbon capture and storage (“CCS”) and solar energy contracts.
(c)Southern Timber includes $2.3 million in timber write-offs resulting from casualty events. Wood Products was a new segment beginning in Q1 2026. Real Estate includes deferred revenue adjustments, builder price participation, and other fees related to Improved Development sales, as well as residential and commercial lease revenue and revenue from our country club operations. Corporate and Other includes $10.4 million of costs related to the merger with PotlatchDeltic in the current period. Intersegment Eliminations reflects the elimination of profit on log sales from the Timber segments to Wood Products that remain in inventory at the end of the period.

Operating Income (Loss)	Southern Timber	Northwest Timber	Wood Products	Real Estate	Corporate and Other	Intersegment Eliminations	Total
Six Months Ended June 30, 2025	$22.7	$1.8	—	$8.8	($18.7)	—	$14.6
Volume	15.4	9.0	—	52.4	—	—	76.8
Price (a)	(9.2)	13.5	—	(6.1)	—	—	(1.8)
Cost	(5.3)	(10.2)	—	(3.1)	(12.7)	—	(31.3)
Non-timber income (b)	12.0	1.0	—	—	—	—	13.0
Depreciation, depletion & amortization	(12.8)	(3.0)	—	(1.8)	(0.3)	—	(17.9)
Non-cash cost of land and improved development	—	—	—	4.1	—	—	4.1
Other (c)	(2.3)	—	14.1	1.3	(79.7)	(2.0)	(68.6)
Six Months Ended June 30, 2026	$20.5	$12.1	$14.1	$55.6	($111.4)	($2.0)	($11.0)

(a)For Timber segments, price is presented on a gross basis and reflects prices excluding logging, hauling, and shipping costs. For Real Estate, price is presented net of cash closing costs.
(b)For the Southern Timber segment, includes income from carbon capture and storage (“CCS”) and solar energy contracts.
(c)Southern Timber includes $2.3 million in timber write-offs resulting from casualty events. Wood Products was a new segment beginning in Q1 2026. Real Estate includes deferred revenue adjustments, builder price participation, and other fees related to Improved Development sales, as well as residential and commercial lease revenue and revenue from our country club operations. Corporate and Other includes $80.8 million of costs related to the merger with PotlatchDeltic in the current period, compared to $1.1 million of restructuring charges in the prior year period. Intersegment Eliminations reflects the elimination of profit on log sales from the Timber segments to Wood Products that remain in inventory at the end of the period.

Adjusted EBITDA (a)	Southern Timber	Northwest Timber	Wood Products	Real Estate	Corporate and Other	Intersegment Eliminations	Total
Three Months Ended June 30, 2025	$28.4	$6.8	—	$18.6	($8.9)	—	$44.9
Volume	25.8	15.4	—	25.9	—	—	67.1
Price (b)	(5.8)	10.7	—	(6.2)	—	—	(1.3)
Cost	(3.0)	(7.3)	—	(1.1)	(8.8)	—	(20.2)
Non-timber income (c)	7.2	0.7	—	—	—	—	7.9
Other (d)	—	—	25.0	1.1	—	(0.8)	25.3
Three Months Ended June 30, 2026	$52.6	$26.3	$25.0	$38.3	($17.7)	($0.8)	$123.7

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators below.
(b)For Timber segments, price is presented on a gross basis and reflects prices excluding logging, hauling, and shipping costs. For Real Estate, price is presented net of cash closing costs.
(c)For the Southern Timber segment, includes income from carbon capture and storage (“CCS”) and solar energy contracts.
(d)Wood Products was a new segment beginning in Q1 2026. Real Estate includes deferred revenue adjustments, builder price participation, and other fees related to Improved Development sales, as well as residential and commercial lease revenue and revenue from our country club operations. Intersegment Eliminations reflects the elimination of profit on log sales from the Timber segments to Wood Products that remain in inventory at the end of the period.

Adjusted EBITDA (a)	Southern Timber	Northwest Timber	Wood Products	Real Estate	Corporate and Other	Intersegment Eliminations	Total
Six Months Ended June 30, 2025	$55.4	$12.7	—	$20.6	($16.8)	—	$71.9
Volume	45.2	17.9	—	71.8	—	—	134.9
Price (b)	(9.2)	13.5	—	(6.1)	—	—	(1.8)
Cost	(5.3)	(10.2)	—	(3.1)	(12.7)	—	(31.3)
Non-timber income (c)	12.0	1.0	—	—	—	—	13.0
Other (d)	—	—	31.8	1.3	—	(2.0)	31.1
Six Months Ended June 30, 2026	$98.1	$34.9	$31.8	$84.5	($29.5)	($2.0)	$217.8

(a)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators below.
(b)For Timber segments, price is presented on a gross basis and reflects prices excluding logging, hauling, and shipping costs. For Real Estate, price is presented net of cash closing costs.
(c)For the Southern Timber segment, includes income from carbon capture and storage (“CCS”) and solar energy contracts.
(d)Wood Products was a new segment beginning in Q1 2026. Real Estate includes deferred revenue adjustments, builder price participation, and other fees related to Improved Development sales, as well as residential and commercial lease revenue and revenue from our country club operations. Intersegment Eliminations reflects the elimination of profit on log sales from the Timber segments to Wood Products that remain in inventory at the end of the period.

SOUTHERN TIMBER
    Second quarter sales of $107.6 million increased $54.3 million, or 102%, versus the prior year period. Harvest volumes increased 110% to 3.35 million tons versus 1.60 million tons in the prior year period, primarily driven by 1.5 million tons of incremental volume from the PotlatchDeltic timberlands. Average delivered pine sawtimber prices decreased to $44.46 per ton versus $47.87 per ton in the prior year period, largely due to changes in geographic mix from the expanded Southern Timber footprint, coupled with modestly softer market conditions. Average delivered pine pulpwood prices decreased to $30.20 per ton versus $37.35 per ton in the prior year period, reflecting geographic mix impacts associated with the expanded footprint, along with generally weaker pulpwood market conditions. Weighted-average prices on stumpage sales (including hardwood) decreased to $15.37 per ton versus $19.08 per ton in the prior year period. Operating income of $8.1 million decreased $4.5 million versus the prior year period due to higher depletion expense ($9.4 million), lower prices ($5.8 million), higher costs ($3.0 million) and a timber write-off resulting from a casualty event ($2.3 million), partially offset by higher volumes ($8.8 million) and higher non-timber income ($7.2 million). Second quarter Adjusted EBITDA of $52.6 million was 85%, or $24.2 million, above the prior year period.

Year-to-date sales of $196.3 million increased $92.0 million, or 88%, versus the prior year period. Harvest volumes increased 93% to 6.13 million tons versus 3.18 million tons in the prior year period, primarily driven by 2.5 million tons of incremental volume from the PotlatchDeltic timberlands. Average delivered pine sawtimber prices decreased to $44.52 per ton versus $47.78 per ton in the prior year period, primarily reflecting changes in geographic mix associated with the expanded Southern Timber footprint, as well as modestly weaker market conditions. Average delivered pine pulpwood prices decreased to $30.20 per ton versus $37.57 per ton in the prior year period, reflecting geographic mix impacts from the expanded footprint, as well as softer pulpwood markets. Overall, weighted-average prices on stumpage sales (including hardwood) decreased to $15.98 per ton versus $18.59 per ton in the prior year period, largely attributable to the geographic mix shift due to the merger. Operating income of $20.5 million decreased $2.2 million versus the prior year period due to higher depletion expense ($12.8 million), lower prices ($9.2 million), higher costs ($5.3 million) and a timber write-off resulting from a casualty event ($2.3 million), partially offset by higher volumes ($15.4 million) and higher non-timber income ($12.0 million). Year-to-date Adjusted EBITDA of $98.1 million was 77%, or $42.6 million, above the prior year period.
NORTHWEST TIMBER
Second quarter sales of $66.0 million increased $42.2 million, or 177%, versus the prior year period. Harvest volumes increased 133% to 578,000 tons versus 248,000 tons in the prior year period, driven by 364,000 tons of incremental volume from the legacy PotlatchDeltic timberlands. Average delivered prices for sawtimber increased to $119.66 per ton versus $96.17 per ton in the prior year period, primarily reflecting geographic mix due to the addition of Idaho sawtimber (most of which is indexed to lumber prices), which more than offset modestly lower prices in the Pacific Northwest. Average delivered pulpwood prices increased to $38.78 per ton versus $31.52 per ton in the prior year period, primarily due to geographic mix impacts from the addition of the legacy PotlatchDeltic timberlands. Operating income of $12.6 million increased $11.1 million versus the prior year period due to higher prices ($10.7 million), higher volumes ($8.5 million) and higher non-timber income ($0.7 million), partially offset by higher costs ($7.3 million) and higher depletion expense ($1.5 million). Second quarter Adjusted EBITDA of $26.3 million was 285%, or $19.5 million, above the prior year period.

Year-to-date sales of $98.1 million increased $52.5 million, or 115%, versus the prior year period. Harvest volumes increased 84% to 939,000 tons versus 509,000 tons in the prior year period, primarily driven by 480,000 tons of incremental volume from legacy PotlatchDeltic timberlands. Average delivered prices for domestic sawtimber increased to $110.27 per ton versus $93.39 per ton in the prior year period, primarily reflecting geographic mix due to the addition of Idaho sawtimber (most of which is indexed to lumber prices), which more than offset modestly lower prices in the Pacific Northwest. Average delivered pulpwood prices increased to $37.80 per ton versus $30.79 per ton in the prior year period, primarily due to improved pulpwood demand and less competition from sawmill residuals, as well as geographic mix impacts from the addition of the legacy PotlatchDeltic timberlands. Operating income of $12.1 million increased $10.4 million versus the prior year period due to higher prices ($13.5 million), higher volumes ($9.0 million) and higher non-timber income ($1.0 million), partially offset by higher costs ($10.2 million) and higher depletion expense ($3.0 million). Year-to-date Adjusted EBITDA of $34.9 million was 174%, or $22.2 million, above the prior year period.

WOOD PRODUCTS
Second quarter sales totaled $196.2 million, consisting of $158.6 million of lumber sales and $37.5 million of plywood, residual, and other sales. Lumber pricing increased steadily throughout the second quarter as import duties, mill curtailments, and trucking shortages constricted supply. Lumber shipments totaled 314 MMBF, with average lumber price realizations of $505 per thousand board feet. Second quarter operating income and Adjusted EBITDA were $15.1 million and $25.0 million, respectively.
Year-to-date sales totaled $304.6 million, consisting of $245.8 million of lumber sales and $58.8 million of plywood, residual, and other sales. Lumber pricing improved throughout the first half of the year, as capacity curtailments and seasonal restocking ahead of the spring building season drove higher prices in the first quarter, followed by further tightening in the second quarter from import duties, mill curtailments, and trucking shortages. Lumber shipments totaled 513 MMBF, with average lumber price realizations of $479 per thousand board feet. Year-to-date operating income and Adjusted EBITDA were $14.1 million and $31.8 million, respectively.
REAL ESTATE
Second quarter sales of $53.7 million increased $24.2 million versus the prior year period, while operating income of $28.3 million increased $18.5 million versus the prior year period. Sales and operating income increased primarily due to higher acres sold (7,500 acres sold versus 3,263 acres sold in the prior year period), partially offset by lower weighted-average prices ($6,290 per acre versus $8,340 per acre in the prior year period).
Improved Development sales of $6.4 million included $2.3 million from the Chenal Valley development project in Little Rock, Arkansas, $2.1 million from the Heartwood development project south of Savannah, Georgia, $1.0 million from the Wildlight development project north of Jacksonville, Florida, and $1.0 million from the sale of a 0.5-acre commercial-use parcel in Kitsap County, Washington.
Rural sales of $40.7 million consisted of 7,490 acres at an average price of $5,439 per acre, including a 459-acre sale to a solar developer for $10,100 per acre. This compares to prior year period sales of $15.7 million, which consisted of 2,926 acres at an average price of $5,376 per acre.
Second quarter Adjusted EBITDA of $38.3 million increased $19.7 million versus the prior year period.
Year-to-date sales of $113.4 million increased $73.8 million versus the prior year period, while operating income of $55.6 million increased $46.8 million versus the prior year period. Sales and operating income increased in the first six months primarily due to higher acres sold (15,196 acres sold versus 4,294 acres sold in the prior year period), partially offset by lower weighted-average prices ($6,791 per acre versus $8,332 per acre in the prior year period). Year-to-date Adjusted EBITDA of $84.5 million increased $63.9 million versus the prior year period.
OTHER ITEMS
CORPORATE AND OTHER EXPENSE
    Second quarter corporate and other operating expenses of $28.7 million increased $19.4 million versus the prior year period, primarily reflecting the larger scale of the combined company and $10.4 million of costs related to the merger with PotlatchDeltic.
Year-to-date corporate and other operating expenses of $111.4 million increased $92.7 million versus the prior year period, primarily reflecting the larger scale of the combined company and $80.8 million of costs related to the merger with PotlatchDeltic. The prior year period included $1.1 million of restructuring charges.
INTEREST EXPENSE, NET
    Second quarter and year-to-date interest expense of $16.9 million and $31.3 million increased $10.4 million and $18.3 million, respectively, versus the prior year period, primarily due to incremental debt assumed in the merger with PotlatchDeltic.

INTEREST INCOME
Second quarter and year-to-date interest income of $4.9 million and $12.0 million increased $2.5 million and $6.8 million, respectively, versus the prior year period, primarily due to a higher cash balance following the sale of the Company’s New Zealand joint venture interest in the second quarter of 2025.
OTHER MISCELLANEOUS (EXPENSE) INCOME, NET
Second quarter other miscellaneous expense of $0.5 million was flat compared to the prior year period.
Year-to-date other miscellaneous income of $0.4 million compares to prior period other miscellaneous expense of $2.4 million, which included $1.7 million of net costs associated with legal settlements.
INCOME TAX (EXPENSE) BENEFIT
    Second quarter income tax expense of $2.9 million was primarily driven by income generated from the Company’s Wood Products and Real Estate development businesses.
Year-to-date income tax benefit of $36.6 million versus $0.3 million of income tax expense in the prior year period was primarily driven by a $40.3 million benefit associated with the release of a valuation allowance. This valuation allowance was primarily related to net operating losses generated by our taxable REIT subsidiary, which are now expected to be utilized following the merger with PotlatchDeltic.
INCOME FROM DISCONTINUED OPERATIONS
Discontinued operations relates to the sale of our New Zealand joint venture, which was completed on June 30, 2025. There was no income from discontinued operations in the first and second quarter of 2026. Second quarter prior period income of $403.8 million included a $404.4 million gain on the sale of our New Zealand joint venture interest and a $0.6 million loss from operations of discontinued operations, net of tax.
The prior period year-to-date income of $406.3 million included a $404.4 million gain on the sale of our New Zealand joint venture interest and $1.9 million of income from operations of discontinued operations, net of tax. See Note 3 — Discontinued Operations for additional information.
SHARE REPURCHASES
During the second quarter, the Company repurchased approximately 3.5 million shares at an average price of $20.95 per share, or $72.4 million in total. As of June 30, 2026, the Company had $126.0 million remaining on its current share repurchase authorization.
Year-to-date, the Company repurchased approximately 4.9 million shares at an average price of $20.96 per share, or $103.5 million in total.

OUTLOOK
In our Southern Timber segment, we expect full-year harvest volumes of 12.2 to 12.5 million tons, with anticipated harvest volumes of 3.1 to 3.3 million tons in the third quarter. We expect regional sawtimber and pulpwood prices to remain relatively stable for the third quarter compared to the second quarter. However, full-year and quarterly average pine prices for the combined company’s Southern Timber segment are expected to be lower than the standalone prices for Rayonier in the prior year based on the geographic mix of the combined company.
In our Northwest Timber segment, we expect full-year harvest volumes of 2.0 to 2.2 million tons, with anticipated harvest volumes of approximately 600,000 tons in the third quarter. We expect overall sawtimber prices to be modestly higher in the third quarter compared to the second quarter, primarily due to higher indexed sawlog prices on a portion of the volume coming from our Idaho timberlands. We also continue to expect that full-year 2026 average log pricing for the combined company’s Northwest Timber segment will be higher than the standalone pricing for Rayonier in the prior year.
In our Wood Products segment, we continue to expect lumber shipments to total approximately 1.1 billion board feet for the 11 months of contribution in 2026. We further expect lumber shipments in the third quarter of approximately 320 to 330 million board feet. We continue to see improvement in lumber prices, which has been driven largely by more favorable supply/demand dynamics in addition to broader transportation constraints. As of July month-end, our average quarter-to-date lumber price realization was modestly higher than our average price realization in the second quarter.
In our Real Estate segment, momentum has continued, and we maintain a strong pipeline of rural and improved development land sales for the balance of the year.

LIQUIDITY AND CAPITAL RESOURCES
    Our principal source of cash is cash flow from operations, primarily the harvesting of timber, sale of lumber and plywood and sales of real estate and is highly dependent on the selling prices and volumes of our products and can vary from period to period. As an UPREIT, our main use of cash is dividends on Rayonier Inc. common shares and distributions on Rayonier, L.P. units. We also use cash to maintain the productivity of our timberlands through replanting and silviculture, and to maintain and improve our Wood Products manufacturing facilities through capital expenditures and other investments. Acquisitions generally require funding from external sources or Large Dispositions.
SUMMARY OF LIQUIDITY AND FINANCING COMMITMENTS

	June 30,	December 31,
(millions of dollars)	2026	2025
Cash and cash equivalents	$411.8	$842.9
Total debt (a)	1,859.5	1,050.0
Noncontrolling interests in the Operating Partnership	38.5	40.5
Shareholders’ equity	5,212.2	2,209.7
Total capitalization (total debt plus permanent and temporary equity)	7,110.2	3,300.2
Debt to capital ratio	26%	32%
Net debt to enterprise value (b)(c)	18%	6%

(a)Total debt as of June 30, 2026 and December 31, 2025 reflects principal on long-term debt and current maturities of long-term debt, gross of deferred financing costs and unamortized discounts.
(b)Net debt is calculated as total debt less cash and cash equivalents.
(c)Enterprise value based on market capitalization (including Rayonier, L.P. “OP” units) plus net debt based on Rayonier’s share price of $21.28 and $21.65 as of June 30, 2026 and December 31, 2025, respectively.

CASH FLOWS
The following table summarizes our cash flows from operating, investing and financing activities for the six months ended June 30, 2026 and 2025:

(millions of dollars)	2026	2025
Cash provided by (used for):
Operating activities	$145.2	$88.7
Investing activities	(69.3)	658.3
Financing activities	(497.1)	(198.6)

CASH PROVIDED BY OPERATING ACTIVITIES
    Cash provided by operating activities increased $56.5 million from the prior year period, primarily due to improved operating results and contributions from the legacy PotlatchDeltic operations, partially offset by merger-related costs and working capital changes.
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES
    Cash used for investing activities was $69.3 million in the current period compared to cash provided by investing activities of $658.3 million in the prior year period. This is primarily due to net proceeds from the sale of the New Zealand joint venture interest in the prior year period ($687.6 million), the net cash consideration transferred in our merger with PotlatchDeltic ($24.8 million), higher capital expenditures from continuing operations ($20.4 million), lower cash provided by the sale of property, plant and equipment and other investing activities ($10.9 million) and higher real estate development investments ($1.4 million), partially offset by interest received under swaps with other-than-insignificant financing elements ($10.4 million) and lower capital expenditures from discontinued operations ($7.1 million).

CASH USED FOR FINANCING ACTIVITIES
    Cash used for financing activities increased $298.5 million from the prior year period. This was primarily due to repayments of debt ($227.5 million), higher share repurchases ($66.5 million), higher dividends paid on common shares ($5.8 million), higher finance lease payments ($2.1 million) and equity issuance costs ($0.9 million), partially offset by lower distributions to noncontrolling interests in consolidated affiliates ($3.1 million) and lower distributions to noncontrolling interests in the Operating Partnership ($1.2 million).
FUTURE USES OF CASH
We expect future uses of cash to include working capital requirements, principal and interest payments on long-term debt, lease payments, capital expenditures, real estate development investments, acquisitions, dividends on Rayonier Inc. common shares and distributions on Rayonier, L.P. units, repurchases of the Company’s common shares, or other expenditures as needed.

Significant long-term uses of cash include the following (in millions):

Future uses of cash (in millions)	Total	Payments Due by Period
		2026	2027-2028	2029-2030	Thereafter
Long-term debt (a)	$1,859.5	—	$438.8	$574.7	$846.0
Interest payments on long-term debt (b)	389.7	45.9	162.8	99.0	82.0
Operating leases — timberland (c)	21.8	2.4	5.4	4.2	9.8
Operating leases — PP&E, offices (c)(d)	22.3	1.8	5.5	3.4	11.6
Finance leases — PP&E (c)	13.3	3.0	7.9	2.4	—
Commitments — real estate projects (e)	94.4	27.8	55.1	7.4	4.1
Commitments — environmental remediation (f)	9.6	5.5	1.4	0.7	2.0
Commitments — cutting contracts (g)	21.6	6.3	12.3	2.3	0.7
Commitments — other (h)	29.7	13.8	9.7	1.7	4.5
Total	$2,461.9	$106.5	$698.9	$695.8	$960.7

(a)The book value of long-term debt, net of deferred financing costs and unamortized discounts, is recorded at $1,855.3 million on our Consolidated Balance Sheets, but upon maturity the liability will be $1,859.5 million. See Note 8 — Debt for additional information.
(b)Projected interest payments for variable-rate debt were calculated based on outstanding principal amounts and interest rates as of June 30, 2026 and excludes the impact of hedging.
(c)Excludes anticipated renewal options.
(d)Includes $14.9 million of future lease payments related to our new Atlanta, Georgia office lease which was executed in June 2026 with a 12-year term that commenced on July 14, 2026.
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

EXPECTED 2026 EXPENDITURES
Capital expenditures in 2026 are expected to range between $102 million and $106 million, excluding strategic acquisitions. Capital expenditures primarily consist of seedling planting, fertilization and other silvicultural activities; maintenance and discretionary capital projects at our Wood Products facilities; property taxes; lease payments; and allocated overhead. Aside from these recurring expenditures, we continue to actively evaluate opportunistic investments.
We anticipate real estate development investments in 2026 to range between $24 million and $28 million, net of reimbursements from community development bonds. These investments are primarily related to Wildlight, our mixed-use community development project located north of Jacksonville, Florida; Heartwood, our mixed-use development project located in Richmond Hill just south of Savannah, Georgia; and our master-planned community at Chenal Valley in Little Rock, Arkansas.
Our 2026 dividend payments on Rayonier Inc. common shares and distributions to Rayonier, L.P. unitholders are expected to be approximately $314 million and $2 million, respectively, assuming no change in the quarterly dividend rate of $0.26 per share or partnership unit, or material changes in the number of shares or partnership units outstanding.
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
OFF-BALANCE SHEET ARRANGEMENTS
We utilize off-balance sheet arrangements to provide credit support for certain suppliers and vendors, in case of their default on critical obligations, and collateral for outstanding claims under our previous workers’ compensation self-insurance programs. These arrangements consist of standby letters of credit and surety bonds. As part of our ongoing operations, we also periodically issue guarantees to third parties. These off-balance sheet arrangements are not considered a source of liquidity or capital resources and do not expose us to material risks or material unfavorable financial impacts. See Note 14 — Guarantees for details on the letters of credit and surety bonds as of June 30, 2026.

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
Because the PotlatchDeltic Guarantors joined the obligor group during the quarter, the summarized financial information as of June 30, 2026 reflects the expanded obligor group, while the December 31, 2025 information reflects only Rayonier, L.P. and the original three guarantors. The two periods are therefore not presented on a comparable obligor-group basis.
The summarized balance sheet information for the consolidated obligor group of debt issued by Rayonier, L.P. for the six months ended June 30, 2026 and year ended December 31, 2025 are provided in the table below:

(in millions)	June 30, 2026	December 31, 2025
Current assets	$590.6	$854.0
Non-current assets	749.1	65.3
Current liabilities	127.5	221.2
Non-current liabilities	3,843.9	2,518.0
Due to non-guarantors	1,840.8	1,650.6
The summarized results of operations information for the consolidated obligor group of debt issued by Rayonier, L.P. for the six months ended June 30, 2026 and year ended December 31, 2025 are provided in the table below:

(in millions)	June 30, 2026	December 31, 2025
Cost and expenses	($511.3)	($37.4)
Operating loss	(69.3)	(37.4)
Net loss	(91.4)	(39.2)
Revenue from non-guarantors	231.3	593.8

LIQUIDITY FACILITIES
See Note 8 — Debt for details on our liquidity facilities and other outstanding debt, including the financial covenants, associated with our Senior Notes due 2031 and our Second Amended and Restated Credit Agreement.
RESTRICTED CASH
See Note 24 — Restricted Cash for further information regarding funds deposited with a third-party intermediary and cash held in escrow.

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
Management uses Adjusted EBITDA as a performance measure. Adjusted EBITDA is a non-GAAP measure that management uses to make strategic decisions about the business and that investors can use to evaluate the operational performance of the assets under management. It excludes specific items that management believes are not indicative of the Company’s ongoing operating results. We define Adjusted EBITDA as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of land and improved development, non-operating income and expense, costs related to the merger with PotlatchDeltic, timber write-offs resulting from casualty events, an inventory purchase price adjustment in cost of sales, income (loss) from operations of discontinued operations, gain on sale of discontinued operations, restructuring charges and Large Dispositions.
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

We reconcile Adjusted EBITDA to Net Income for the consolidated Company and to Operating Income for the segments, as those are the most comparable GAAP measures for each. The following table provides a reconciliation of Net Income to Adjusted EBITDA for the respective periods (in millions of dollars):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net Income to Adjusted EBITDA Reconciliation
Net Income	$19.2	$413.6	$6.7	$410.5
Interest, net and miscellaneous expense	12.1	4.2	19.2	7.7
Income tax expense (benefit) (a)	2.9	—	(36.6)	0.3
Depreciation, depletion and amortization	70.4	23.4	126.6	46.9
Non-cash cost of land and improved development	6.0	6.9	18.0	9.3
Non-operating expense (income) (b)	0.5	0.6	(0.4)	2.4
Costs related to the merger with PotlatchDeltic (c)	10.4	—	80.8	—
Timber write-offs resulting from casualty events (d)	2.3	—	2.3	—
Inventory purchase price adjustment in cost of sales (e)	—	—	1.2	—
Loss (income) from operations of discontinued operations, net of tax (f)	—	0.6	—	(1.9)
Gain on sale of discontinued operations (g)	—	(404.4)	—	(404.4)
Restructuring charges (h)	—	—	—	1.1
Adjusted EBITDA	$123.7	$44.9	$217.8	$71.9

(a)The six months ended June 30, 2026 includes a $40.3 million tax benefit from the release of a valuation allowance.
(b)The six months ended June 30, 2025 includes $1.7 million of net costs associated with legal settlements.
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
(e)Inventory purchase price adjustment in cost of sales reflects a non-cash, one-time charge reflecting the excess of fair value over PotlatchDeltic’s historical cost on acquired finished goods inventory sold post-closing.
(f)Loss (income) from operations of discontinued operations, net of tax includes loss (income) generated by the Company's New Zealand joint venture interest, which was classified as discontinued operations prior to its June 30, 2025 disposition.
(g)Gain on sale of discontinued operations reflects the net gain recognized on the sale of the Company’s New Zealand joint venture interest.
(h)Restructuring charges include severance costs related to workforce optimization initiatives.

The following tables provide a reconciliation of Operating Income (Loss) by segment to Adjusted EBITDA by segment for the respective periods (in millions of dollars):

Three Months Ended	Southern Timber	Northwest Timber	Wood Products	Real Estate	Corporate and Other	Intersegment Eliminations	Total
June 30, 2026
Operating income	$8.1	$12.6	$15.1	$28.3	($28.7)	($0.8)	$34.6
Depreciation, depletion and amortization	42.2	13.8	9.9	3.9	0.6	—	70.4
Non-cash cost of land and improved development	—	—	—	6.0	—	—	6.0
Costs related to the merger with PotlatchDeltic (a)	—	—	—	—	10.4	—	10.4
Timber write-offs resulting from casualty events (b)	2.3	—	—	—	—	—	2.3
Adjusted EBITDA	$52.6	$26.3	$25.0	$38.3	($17.7)	($0.8)	$123.7

June 30, 2025
Operating income	$12.6	$1.5	—	$9.8	($9.3)	—	$14.5
Depreciation, depletion and amortization	15.8	5.4	—	1.9	0.4	—	23.4
Non-cash cost of land and improved development	—	—	—	6.9	—	—	6.9
Adjusted EBITDA	$28.4	$6.8	—	$18.6	($8.9)	—	$44.9

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

Six Months Ended	Southern Timber	Northwest Timber	Wood Products	Real Estate	Corporate and Other	Intersegment Eliminations	Total
June 30, 2026
Operating income (loss)	$20.5	$12.1	$14.1	$55.6	($111.4)	($2.0)	($11.0)
Depreciation, depletion and amortization	75.3	22.8	16.6	10.8	1.2	—	126.6
Non-cash cost of land and improved development	—	—	—	18.0	—	—	18.0
Costs related to the merger with PotlatchDeltic (a)	—	—	—	—	80.8	—	80.8
Timber write-offs resulting from casualty events (b)	2.3	—	—	—	—	—	2.3
Inventory purchase price adjustment in cost of sales (c)	—	—	1.2	—	—	—	1.2
Adjusted EBITDA	$98.1	$34.9	$31.8	$84.5	($29.5)	($2.0)	$217.8

June 30, 2025
Operating income	$22.7	$1.8	—	$8.8	($18.7)	—	$14.6
Depreciation, depletion and amortization	32.7	11.0	—	2.4	0.8	—	46.9
Non-cash cost of land and improved development	—	—	—	9.3	—	—	9.3
Restructuring charges (d)	—	—	—	—	1.1	—	1.1
Adjusted EBITDA	$55.4	$12.7	—	$20.6	($16.8)	—	$71.9

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
(d)Restructuring charges include severance costs related to workforce optimization initiatives.

The following table provides a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Six Months Ended June 30,
	2026	2025
Cash provided by operating activities	$145.2	$88.7
Costs related to the merger with PotlatchDeltic (a)	80.8	—
Capital expenditures (b)	(42.8)	(22.4)
Working capital and other balance sheet changes	(6.1)	(10.7)
Cash provided by operating activities from discontinued operations	—	(8.9)
CAD	$177.1	$46.7
Mandatory debt repayments	(227.5)	—
Adjusted CAD	($50.4)	$46.7

Cash (used for) provided by investing activities	($69.3)	$658.3
Cash used for financing activities	($497.1)	($198.6)

(a)Costs related to the merger with PotlatchDeltic include professional services fees, employee-related costs, accelerated stock-based compensation, and other integration-related costs incurred in connection with the merger, which closed on January 30, 2026.
(b)Capital expenditures exclude real estate development investments.

The following table provides supplemental cash flow data (in millions of dollars):

	Six Months Ended June 30,
	2026	2025
Real Estate Development Investments	($9.6)	($8.2)
Distributions to noncontrolling interests in consolidated affiliates	—	(3.1)

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
Interest Rate Risk
    We are exposed to interest rate risk through our variable-rate debt, driven by changes in SOFR. To manage this exposure, we utilize interest rate swaps to convert existing and anticipated future floating-rate borrowings under our term credit agreements to fixed rates. As of June 30, 2026, we had $1.4 billion of variable-rate debt outstanding, which was fully hedged by interest rate swaps with an aggregate notional amount of $1.4 billion. Consequently, a hypothetical one-percentage point increase/decrease in interest rates would result in no corresponding change to our interest payments or interest expense over a 12-month period. Refer to Note 9 — Derivative Financial Instruments and Hedging Activities for additional information regarding these interest rate swaps.
    The fair market value of our fixed-interest rate debt is also subject to interest rate risk. As of June 30, 2026, the estimated fair value of our fixed-rate debt was $404.3 million, compared to a principal amount of $450.0 million. We estimate the fair value of our debt using market interest rates for debt with similar terms and maturities. Generally, the fair market value of fixed-rate debt increases as interest rates fall and decreases as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at June 30, 2026 would result in a corresponding decrease/increase in the fair value of our fixed-rate debt of approximately $18 million and $19 million, respectively.
    We estimate the weighted-average effective interest rate on our combined fixed and variable-rate debt to be approximately 2.3%. This estimate accounts for the impact of interest rate swaps and the reduction in cost provided by estimated patronage, and excludes unused commitment fees related to our Revolving Credit Facility.
    The following table summarizes our outstanding debt, interest rate swaps, and average interest rates by year of expected maturity, along with the respective fair values at June 30, 2026:

(Dollars in thousands)	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Variable-rate debt:
Principal amounts	—	$138,750	$300,000	$390,000	$184,750	$396,000	$1,409,500	$1,409,500
Average interest rate (a)(b)	—	5.62%	5.37%	5.43%	5.69%	5.90%	5.60%
Fixed-rate debt:
Principal amounts	—	—	—	—	—	$450,000	$450,000	$404,325
Average interest rate (b)	—	—	—	—	—	2.75%	2.75%
Interest rate swaps:
Notional amount	—	$138,750	$300,000	$390,000	$184,750	$396,000	$1,409,500	$129,990
Average pay rate (b)	—	0.50%	1.84%	0.64%	0.71%	1.62%	1.17%
Average receive rate (c)	—	3.62%	3.62%	3.62%	3.62%	3.62%	3.62%

(a)    Excludes estimated patronage refunds.
(b)    Interest rates as of June 30, 2026.
(c)    Weighted average of (i) the Daily Simple SOFR rate on a 25-day look back period and (ii) the 1-Month Term SOFR rate, each as of June 30, 2026 based on the respective notional amounts.

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
Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of June 30, 2026.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
On January 30, 2026, the Company completed its merger with PotlatchDeltic. In connection with the merger, management is in the process of assessing the internal control environment of the acquired operations. Consistent with SEC guidance, we may exclude PotlatchDeltic's internal controls from our assessment of internal control over financial reporting in our Annual Report on Form 10-K for the year ending December 31, 2026, subject to required disclosures regarding the significance of the excluded operations. We will include PotlatchDeltic's internal controls within the scope of our assessment no later than our Annual Report on Form 10-K for the fiscal year ending December 31, 2027. We have implemented appropriate oversight procedures to monitor internal controls during the integration period. Other than activities related to the integration of PotlatchDeltic, there were no other changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of June 30, 2026, PotlatchDeltic constituted 61% of the Company’s total assets and approximately 74% and 67% of the Company’s revenues for the three and six months ended June 30, 2026, respectively.

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
Based on an evaluation of the Operating Partnership’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including Rayonier’s Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of June 30, 2026.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
On January 30, 2026, the Operating Partnership completed its merger with PotlatchDeltic. In connection with the merger, management is in the process of assessing the internal control environment of the acquired operations. Consistent with SEC guidance, we may exclude PotlatchDeltic's internal controls from our assessment of internal control over financial reporting in our Annual Report on Form 10-K for the year ending December 31, 2026, subject to required disclosures regarding the significance of the excluded operations. We will include PotlatchDeltic's internal controls within the scope of our assessment no later than our Annual Report on Form 10-K for the fiscal year ending December 31, 2027. We have implemented appropriate oversight procedures to monitor internal controls during the integration period. Other than activities related to the integration of PotlatchDeltic, there were no other changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of June 30, 2026, PotlatchDeltic constituted 61% of the Operating Partnership’s total assets and approximately 74% and 67% of the Operating Partnership’s revenues for the three and six months ended June 30, 2026, respectively.

PART II.    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

The information set forth in Note 12 — Contingencies and in Note 13 — Environmental and Natural Resource Damage Liabilities in the “Notes to Consolidated Financial Statements” under Item 1 of Part I of this report is incorporated herein by reference.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Rayonier Inc.
REGISTERED SALES OF EQUITY SECURITIES

From time to time, the Company may issue common shares in exchange for units in the Operating Partnership. Such shares are issued based on an exchange ratio of one common share for each unit, pursuant to the agreement of the Operating Partnership. During the quarter ended June 30, 2026, the Company issued 4,293 common shares in exchange for an equal number of units in the Operating Partnership.
ISSUER REPURCHASES OF EQUITY SECURITIES

In December 2024, the Board of Directors authorized a $300 million share repurchase program (the “repurchase program”). Repurchases may occur at management’s discretion from time to time on the open market or through privately negotiated transactions. The repurchase program has no time limit and may be suspended for periods or discontinued at any time. During the second quarter of 2026, the Company repurchased 3,455,482 shares under this program. As of June 30, 2026, $126.0 million remained available for future repurchases, representing approximately 5,920,692 shares based on the period-end closing stock price of $21.28.
The following table provides information regarding our purchases of Rayonier common shares during the quarter ended June 30, 2026:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (c)
April 1 to April 30	1,284,961	$21.17	1,179,834	8,174,656
May 1 to May 31	1,226,876	$20.49	1,225,648	7,097,780
June 1 to June 30	1,051,228	$21.22	1,050,000	5,920,692
Total	3,563,065		3,455,482

(a)Includes 107,583 shares repurchased to satisfy tax withholding obligations arising from the vesting of shares under the Rayonier Incentive Stock Plan. The repurchase price for each share was based on the Company’s common share closing price on the respective vesting dates.
(b)Consists of purchases made in open-market transactions under the $300 million share repurchase program announced on December 2, 2024.
(c)The maximum number of shares authorized to be purchased under the repurchase program at the end of April, May and June is based on the month-end closing stock prices of $21.21, $20.89, and $21.28, respectively.

Rayonier, L.P.
UNREGISTERED SALES OF EQUITY SECURITIES

There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended June 30, 2026.
ISSUER REPURCHASES OF EQUITY SECURITIES

Pursuant to the Operating Partnership’s limited partnership agreement, limited partners have the right to redeem their Operating Partnership units for cash, or at our election, shares of Rayonier Common Stock on a one-for-one basis. During the quarter ended June 30, 2026, 4,293 units held by limited partners were redeemed in exchange for an equal number of shares of Rayonier common stock. In addition, during the quarter, limited partners tendered 43,811 units for redemption, for which the Company elected cash settlement in an aggregate amount of approximately $0.9 million. These redemptions will settle on the applicable Specified Redemption Dates during the third quarter of 2026.

Item 5.    OTHER INFORMATION
Insider Trading Arrangements and Policies

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2026, as such terms are defined under item 408(a) of Regulation S-K.

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
101
The following financial information from Rayonier Inc. and Rayonier, L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2026, formatted in Inline Extensible Business Reporting Language (“iXBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2026 and 2025 of Rayonier Inc.; (ii) the Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 of Rayonier Inc.; (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the Quarters and Six Months Ended June 30, 2026 and 2025 of Rayonier Inc.; (iv) the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025 of Rayonier Inc.; (v) the Consolidated Statements of Income and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2026 and 2025 of Rayonier, L.P.; (vi) the Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 of Rayonier, L.P.; (vii) the Consolidated Statements of Changes in Capital for the Quarters and Six Months Ended June 30, 2026 and 2025 of Rayonier, L.P.; (viii) the Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025 of Rayonier, L.P.; and (ix) the Notes to Consolidated Financial Statements of Rayonier Inc. and Rayonier, L.P.
Filed herewith
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included as Exhibit 101).	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER INC.

By:	/s/ APRIL TICE
April Tice Senior Vice President and Chief Accounting Officer (Duly Authorized Officer, Principal Accounting Officer)
Date: August 7, 2026

RAYONIER, L.P.

By: RAYONIER INC., its sole general partner

By:	/s/ APRIL TICE
April Tice Senior Vice President and Chief Accounting Officer (Duly Authorized Officer, Principal Accounting Officer)
Date: August 7, 2026