Form 10-Q
period 2026-09-30
RAYONIER INC; Rayonier, L.P.
filed 2026-11-06
CIK 52827, 1806931

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Rayonier Inc.    Yes ☐        No  ☒    Rayonier, L.P.    Yes ☐        No  ☒
As of October 30, 2026, Rayonier Inc. had 295,091,442 Common Shares outstanding. As of October 30, 2026, Rayonier, L.P. had 1,610,399 Units outstanding.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the quarterly period ended September 30, 2026 of Rayonier Inc., a North Carolina corporation, and Rayonier, L.P., a Delaware limited partnership. Unless stated otherwise or the context otherwise requires, references to “Rayonier” or “the Company” mean Rayonier Inc. and references to the “Operating Partnership” mean Rayonier, L.P. References to “we,” “us,” and “our” mean collectively Rayonier Inc., the Operating Partnership and entities/subsidiaries owned or controlled by Rayonier Inc. and/or the Operating Partnership.
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
As of September 30, 2026, the Company owned a 99.5% interest in the Operating Partnership, with the remaining 0.5% interest owned by limited partners of the Operating Partnership. As the sole general partner of the Operating Partnership, Rayonier Inc. has exclusive control of the day-to-day management of the Operating Partnership.
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

i

PART I.        FINANCIAL INFORMATION

Item 1.         Financial Statements

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
SALES (NOTE 5)	$565,567	$177,531	$1,238,833	$366,990
Costs and Expenses
Cost of sales	(385,369)	(119,126)	(936,519)	(258,984)
Selling and general expenses	(26,289)	(17,008)	(78,701)	(50,621)
Other operating (expense) income, net (Note 20)	(7,005)	313	(87,747)	(1,071)
	(418,663)	(135,821)	(1,102,967)	(310,676)
OPERATING INCOME	146,904	41,710	135,866	56,314
Interest expense, net	(16,659)	(6,768)	(47,870)	(19,704)
Interest income	3,996	9,806	15,997	15,009
Other miscellaneous expense, net	(2,573)	(1,039)	(2,197)	(3,443)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	131,668	43,709	101,796	48,176
Income tax (expense) benefit (Note 22)	(7,733)	—	28,869	(291)
INCOME FROM CONTINUING OPERATIONS	123,935	43,709	130,665	47,885
DISCONTINUED OPERATIONS, NET (NOTE 3)
Income from operations of discontinued operations, net of tax	—	—	—	1,883
Gain on sale of discontinued operations	—	—	—	404,463
INCOME FROM DISCONTINUED OPERATIONS	—	—	—	406,346
NET INCOME	123,935	43,709	130,665	454,231
Less: Net income attributable to noncontrolling interests in the Operating Partnership	(667)	(522)	(692)	(5,952)
Less: Net loss attributable to noncontrolling interests in consolidated affiliates	—	—	—	192
NET INCOME ATTRIBUTABLE TO RAYONIER INC.	123,268	43,187	129,973	448,471
OTHER COMPREHENSIVE INCOME (LOSS), RELATING TO CONTINUING OPERATIONS
Cash flow hedges, net of income tax effect of $0, $0, $374 and $0	31,578	(3,748)	44,068	(18,475)
Pension and postretirement benefit plans, net of income tax effect of $0, $0, $0 and $0	(2)	(2)	(5)	(5)
OTHER COMPREHENSIVE INCOME, RELATING TO DISCONTINUED OPERATIONS
Foreign currency translation adjustment, net of income tax effect of $0, $0, $0 and $0	—	—	—	20,475
Cash flow hedges, net of income tax effect of $0, $0, $0 and $3,531	—	—	—	9,080
Deconsolidation of discontinued operations, net of income tax effect of $0, $0, $0 and $0	—	—	—	29,068
Total other comprehensive income (loss)	31,576	(3,750)	44,063	40,143
COMPREHENSIVE INCOME	155,511	39,959	174,728	494,374
Less: Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(838)	(477)	(933)	(6,450)
Less: Comprehensive income attributable to noncontrolling interests in consolidated affiliates	—	—	—	(2,605)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER INC.	$154,673	$39,482	$173,795	$485,319
EARNINGS PER COMMON SHARE (NOTE 7)
BASIC EARNINGS PER SHARE ATTRIBUTABLE TO RAYONIER INC.
Continuing Operations	$0.41	$0.28	$0.46	$0.31
Discontinued Operations	—	—	—	$2.60
Net Income	$0.41	$0.28	$0.46	$2.90
DILUTED EARNINGS PER SHARE ATTRIBUTABLE TO RAYONIER INC.
Continuing Operations	$0.41	$0.28	$0.46	$0.30
Discontinued Operations	—	—	—	$2.58
Net Income	$0.41	$0.28	$0.46	$2.88
See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	September 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$361,350	$842,944
Trade receivables, less allowance for doubtful accounts of $516 and $209	51,334	9,101
Other receivables	17,142	7,171
Inventory (Note 16)	138,588	6,834
Prepaid expenses	19,260	9,873
Assets held for sale (Note 25)	2,360	5,429
Other current assets	5,035	2,403
Total current assets	595,069	883,755
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	6,001,553	2,299,484
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 15)	169,069	126,090
PROPERTY, PLANT AND EQUIPMENT
Land	25,019	5,581
Buildings	120,353	24,493
Machinery and equipment	355,520	6,977
Construction in progress	13,012	2,386
Total property, plant and equipment, gross	513,904	39,437
Less — accumulated depreciation	(55,244)	(20,909)
Total property, plant and equipment, net	458,660	18,528
RESTRICTED CASH, NON-CURRENT (NOTE 24)	514	495
OPERATING LEASE RIGHT-OF-USE ASSETS (NOTE 17)	27,893	16,286
OTHER ASSETS	211,254	60,015
TOTAL ASSETS	$7,464,012	$3,404,653
LIABILITIES, NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$41,322	$12,775
Current maturities of long-term debt, net (Note 8)	138,750	199,982
Accrued taxes	17,280	5,070
Accrued payroll and benefits	49,891	15,740
Accrued interest	11,374	4,517
Deferred revenue	42,747	19,260
Other current liabilities	35,547	13,937
Total current liabilities	336,911	271,281
LONG-TERM DEBT, NET (NOTE 8)	1,716,739	845,335
PENSION AND OTHER POSTRETIREMENT BENEFITS, NON-CURRENT (NOTE 18)	55,566	1,399
LONG-TERM DEFERRED REVENUE	12,278	9,600
LONG-TERM DEFERRED TAX LIABILITIES, NET	18,857	83
OTHER NON-CURRENT LIABILITIES	51,827	26,757
COMMITMENTS AND CONTINGENCIES (NOTE 11 and 12)
NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP (NOTE 6)	38,397	40,463
SHAREHOLDERS’ EQUITY
Common shares, 480,000,000 shares authorized, 295,901,780 and 161,425,616 shares issued and outstanding	5,153,943	1,904,376
Retained earnings	11,104	280,873
Accumulated other comprehensive income (Note 23)	68,390	24,486
TOTAL SHAREHOLDERS’ EQUITY	5,233,437	2,209,735
TOTAL LIABILITIES, NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP AND SHAREHOLDERS’ EQUITY	$7,464,012	$3,404,653

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

	Common Shares		Retained Earnings	Accumulated Other Comprehensive Income	Shareholders’ Equity
	Shares	Amount
Balance, June 30, 2026	298,607,178	$5,150,249	$24,946	$36,957	$5,212,152
Net income	—	—	123,935	—	123,935
Net income attributable to noncontrolling interests in the Operating Partnership	—	—	(667)	—	(667)
Dividends ($0.26 per share) (a)	—	—	(77,258)	—	(77,258)
Equity issuance costs	—	(250)	—	—	(250)
Dividend equivalents on deferred stock	—	95	(95)	—	—
Issuance of common shares under incentive stock plans	145,892	—	—	—	—
Stock-based incentive compensation	—	3,945	—	—	3,945
Repurchase of common shares to pay withholding taxes on vested incentive stock awards	(4,376)	(96)	—	—	(96)
Repurchase of common shares made under repurchase program	(2,846,914)	—	(59,782)	—	(59,782)
Adjustment of noncontrolling interests in the Operating Partnership	—	—	25	—	25
Pension and postretirement benefit plans	—	—	—	(2)	(2)
Cash flow hedges	—	—	—	31,578	31,578
Allocation of other comprehensive income to noncontrolling interests in the Operating Partnership	—	—	—	(143)	(143)
Balance, September 30, 2026	295,901,780	$5,153,943	$11,104	$68,390	$5,233,437

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

See Notes to Consolidated Financial Statements.

RAYONIER INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES
Net income	$130,665	$454,231
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization from continuing operations	206,963	81,731
Depreciation, depletion and amortization from discontinued operations	—	9,081
Non-cash cost of land and improved development	19,019	40,046
Stock-based incentive compensation expense	25,211	8,507
Deferred income taxes	(28,759)	(2,571)
Timber write-offs resulting from casualty events	2,284	—
Income from large disposition of timberlands	(90,645)	—
Interest received under swaps with other-than-insignificant financing element	(16,610)	—
Gain on sale of discontinued operations	—	(404,463)
Asset impairment charge	—	7,048
Other	28,087	15,692
Changes in operating assets and liabilities:
Receivables	(12,052)	1,514
Inventories	(5,730)	235
Accounts payable	18,106	(1,130)
All other operating activities	(24,325)	(5,049)
CASH PROVIDED BY OPERATING ACTIVITIES	252,214	204,872
INVESTING ACTIVITIES
Capital expenditures from continuing operations	(70,112)	(35,024)
Capital expenditures from discontinued operations	—	(7,098)
Real estate development investments	(16,770)	(11,888)
Net proceeds from large disposition of timberlands	935	—
Purchase of timberlands	(11,524)	—
Net cash consideration for merger with PotlatchDeltic	(24,769)	—
Interest received under swaps with other-than-insignificant financing element	16,610	—
Net proceeds on sale of discontinued operations (a)	—	688,300
Net proceeds on sale of property, plant and equipment	57	4,146
Other	9,555	4,444
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(96,018)	642,880
FINANCING ACTIVITIES
Repayment of debt	(227,500)	—
Dividends paid on common shares (b)	(236,343)	(195,378)
Distributions to noncontrolling interests in the Operating Partnership (c)	(1,281)	(2,505)
Equity issuance costs	(1,116)	—
Repurchase of common shares to pay withholding taxes on vested incentive stock awards	(3,330)	(2,685)
Repurchase of common shares made under repurchase program	(163,243)	(67,654)
Payments made under finance leases	(3,547)	—
Redemption of Operating Partnership units	(1,411)	—
Distributions to noncontrolling interests in consolidated affiliates	—	(3,082)
Debt issuance costs	—	(779)
CASH USED FOR FINANCING ACTIVITIES	(637,771)	(272,083)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	1,390
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	(481,575)	577,059

Balance from continuing operations, beginning of year	843,439	323,107
Balance from discontinued operations, beginning of year	—	20,093
Total Balance, beginning of year	$843,439	$343,200

Balance from continuing operations, end of period	361,864	920,259
Balance from discontinued operations, end of period	—	—
Total Balance, end of period	$361,864	$920,259

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

	Nine Months Ended September 30,
	2026	2025
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest (a)	$19,913	$13,933
Income taxes (b)	704	4,038
Non-cash operating activity:
Right of use assets obtained for new operating lease liabilities	4,518	—
Non-cash investing activity:
Capital assets purchased on account	8,083	5,372
Timberlands acquired in exchange for timberlands sold	141,766	—
Non-cash finance activity:
Equity consideration for the merger with PotlatchDeltic	3,228,420	—
Right of use assets obtained for new finance lease liabilities	3,037	—
Issuance of common shares from special dividend	—	200,454
Issuance of Redeemable Operating Partnership Units from special distribution	—	2,681

(a)Interest paid includes patronage refunds received of $15.4 million and $7.9 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. For additional information on patronage refunds, see Note 8 — Debt in the 2025 Form 10-K. Interest paid for the nine months ended September 30, 2025 includes $1.5 million from discontinued operations.
(b)Income taxes paid for the nine months ended September 30, 2025 includes $3.8 million from discontinued operations.

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
SALES (NOTE 5)	$565,567	$177,531	$1,238,833	$366,990
Costs and Expenses
Cost of sales	(385,369)	(119,126)	(936,519)	(258,984)
Selling and general expenses	(26,289)	(17,008)	(78,701)	(50,621)
Other operating (expense) income, net (Note 20)	(7,005)	313	(87,747)	(1,071)
	(418,663)	(135,821)	(1,102,967)	(310,676)
OPERATING INCOME	146,904	41,710	135,866	56,314
Interest expense, net	(16,659)	(6,768)	(47,870)	(19,704)
Interest income	3,996	9,806	15,997	15,009
Other miscellaneous expense, net	(2,573)	(1,039)	(2,197)	(3,443)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	131,668	43,709	101,796	48,176
Income tax (expense) benefit (Note 22)	(7,733)	—	28,869	(291)
INCOME FROM CONTINUING OPERATIONS	123,935	43,709	130,665	47,885
DISCONTINUED OPERATIONS, NET (NOTE 3)
Income from operations of discontinued operations, net of tax	—	—	—	1,883
Gain on sale of discontinued operations	—	—	—	404,463
INCOME FROM DISCONTINUED OPERATIONS	—	—	—	406,346
NET INCOME	123,935	43,709	130,665	454,231
Less: Net loss attributable to noncontrolling interests in consolidated affiliates	—	—	—	192
NET INCOME ATTRIBUTABLE TO RAYONIER, L.P. UNITHOLDERS	123,935	43,709	130,665	454,423
NET INCOME ATTRIBUTABLE TO UNITHOLDERS ATTRIBUTABLE TO:
Limited Partners	122,696	43,272	129,358	449,879
General Partner	1,239	437	1,307	4,544
Net income attributable to unitholders	123,935	43,709	130,665	454,423
OTHER COMPREHENSIVE INCOME (LOSS), RELATING TO CONTINUING OPERATIONS
Cash flow hedges, net of income tax effect of $0, $0, $374 and $0	31,578	(3,748)	44,068	(18,475)
Pension and postretirement benefit plans, net of income tax effect of $0, $0, $0 and $0	(2)	(2)	(5)	(5)
OTHER COMPREHENSIVE INCOME, RELATING TO DISCONTINUED OPERATIONS
Foreign currency translation adjustment, net of income tax effect of $0, $0, $0 and $0	—	—	—	20,475
Cash flow hedges, net of income tax effect of $0, $0, $0 and $3,531	—	—	—	9,080
Deconsolidation of discontinued operations, net of income tax effect of $0, $0, $0 and $0	—	—	—	29,068
Total other comprehensive income (loss)	31,576	(3,750)	44,063	40,143
COMPREHENSIVE INCOME	155,511	39,959	174,728	494,374
Less: Comprehensive income attributable to noncontrolling interests in consolidated affiliates	—	—	—	(2,605)
COMPREHENSIVE INCOME ATTRIBUTABLE TO RAYONIER, L.P. UNITHOLDERS	$155,511	$39,959	$174,728	$491,769
EARNINGS PER UNIT (NOTE 7)
BASIC EARNINGS PER UNIT ATTRIBUTABLE TO RAYONIER, L.P.
Continuing Operations	$0.41	$0.28	$0.46	$0.31
Discontinued Operations	—	—	—	$2.60
Net Income	$0.41	$0.28	$0.46	$2.90
DILUTED EARNINGS PER UNIT ATTRIBUTABLE TO RAYONIER, L.P.
Continuing Operations	$0.41	$0.28	$0.46	$0.30
Discontinued Operations	—	—	—	$2.58
Net Income	$0.41	$0.28	$0.46	$2.88

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands)

	September 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$361,350	$842,944
Trade receivables, less allowance for doubtful accounts of $516 and $209	51,334	9,101
Other receivables	17,142	7,171
Inventory (Note 16)	138,588	6,834
Prepaid expenses	19,260	9,873
Assets held for sale (Note 25)	2,360	5,429
Other current assets	5,035	2,403
Total current assets	595,069	883,755
TIMBER AND TIMBERLANDS, NET OF DEPLETION AND AMORTIZATION	6,001,553	2,299,484
HIGHER AND BETTER USE TIMBERLANDS AND REAL ESTATE DEVELOPMENT INVESTMENTS (NOTE 15)	169,069	126,090
PROPERTY, PLANT AND EQUIPMENT
Land	25,019	5,581
Buildings	120,353	24,493
Machinery and equipment	355,520	6,977
Construction in progress	13,012	2,386
Total property, plant and equipment, gross	513,904	39,437
Less — accumulated depreciation	(55,244)	(20,909)
Total property, plant and equipment, net	458,660	18,528
RESTRICTED CASH, NON-CURRENT (NOTE 24)	514	495
OPERATING LEASE RIGHT-OF-USE ASSETS (NOTE 17)	27,893	16,286
OTHER ASSETS	211,254	60,015
TOTAL ASSETS	$7,464,012	$3,404,653
LIABILITIES, REDEEMABLE OPERATING PARTNERSHIP UNITS AND CAPITAL
CURRENT LIABILITIES
Accounts payable	$41,322	$12,775
Current maturities of long-term debt, net (Note 8)	138,750	199,982
Accrued taxes	17,280	5,070
Accrued payroll and benefits	49,891	15,740
Accrued interest	11,374	4,517
Deferred revenue	42,747	19,260
Other current liabilities	35,547	13,937
Total current liabilities	336,911	271,281
LONG-TERM DEBT, NET (NOTE 8)	1,716,739	845,335
PENSION AND OTHER POSTRETIREMENT BENEFITS, NON-CURRENT (NOTE 18)	55,566	1,399
LONG-TERM DEFERRED REVENUE	12,278	9,600
LONG-TERM DEFERRED TAX LIABILITIES, NET	18,857	83
OTHER NON-CURRENT LIABILITIES	51,827	26,757
COMMITMENTS AND CONTINGENCIES (NOTE 11 and 12)
REDEEMABLE OPERATING PARTNERSHIP UNITS (NOTE 6) 1,610,399 and 1,682,894 Units outstanding, respectively	38,397	40,463
CAPITAL
General partners’ capital	51,629	21,834
Limited partners’ capital	5,111,387	2,161,543
Accumulated other comprehensive income (Note 23)	70,421	26,358
TOTAL CAPITAL	5,233,437	2,209,735
TOTAL LIABILITIES, REDEEMABLE OPERATING PARTNERSHIP UNITS AND CAPITAL	$7,464,012	$3,404,653

See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Unaudited)
(Dollars in thousands, except per unit data)

	Units		Accumulated Other Comprehensive Income	Total Capital
	General Partner’s Capital	Limited Partners’ Capital
Balance, January 1, 2026	$21,834	$2,161,543	$26,358	$2,209,735
Net loss	(126)	(12,388)	—	(12,514)
Distributions on units ($0.26 per unit)	(815)	(80,718)	—	(81,533)
Issuance of common units associated with the merger with PotlatchDeltic, net of equity issuance costs of $0.9 million	32,026	3,170,545	—	3,202,571
Replacement equity awards granted in connection with the merger with PotlatchDeltic — precombination service portion	250	24,733	—	24,983
Stock-based incentive compensation	154	15,259	—	15,413
Repurchase of units to pay withholding taxes on vested incentive stock awards	(10)	(996)	—	(1,006)
Repurchase of units made under repurchase program	(311)	(30,757)	—	(31,068)
Adjustment of Redeemable Operating Partnership Units	5	501	—	506
Conversion of units into common shares	1	13	—	14
Pension and postretirement benefit plans	—	—	(1)	(1)
Cash flow hedges, net of tax	—	—	2,256	2,256
Balance, March 31, 2026	$53,008	$5,247,735	$28,613	$5,329,356
Net income	192	19,051	—	19,243
Distributions on units ($0.26 per unit)	(784)	(77,641)	—	(78,425)
Stock-based incentive compensation	59	5,794	—	5,853
Repurchase of units to pay withholding taxes on vested incentive stock awards	(23)	(2,205)	—	(2,228)
Repurchase of units made under repurchase program	(724)	(71,668)	—	(72,392)
Adjustment of Redeemable Operating Partnership Units	4	422	—	426
Conversion of units into common shares	1	86	—	87
Pension and postretirement benefit plans	—	—	(2)	(2)
Cash flow hedges, net of tax	—	—	10,234	10,234
Balance, June 30, 2026	$51,733	$5,121,574	$38,845	$5,212,152
Net income	1,239	122,696	—	123,935
Distributions on units ($0.26 per unit)	(777)	(76,888)	—	(77,665)
Equity issuance costs	(2)	(248)	—	(250)
Stock-based incentive compensation	39	3,906	—	3,945
Repurchase of units to pay withholding taxes on vested incentive stock awards	(1)	(95)	—	(96)
Repurchase of units made under repurchase program	(598)	(59,184)	—	(59,782)
Adjustment of Redeemable Operating Partnership Units	(4)	(374)	—	(378)
Pension and postretirement benefit plans	—	—	(2)	(2)
Cash flow hedges	—	—	31,578	31,578
Balance, September 30, 2026	$51,629	$5,111,387	$70,421	$5,233,437

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
See Notes to Consolidated Financial Statements.

RAYONIER, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES
Net income	$130,665	$454,231
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, depletion and amortization from continuing operations	206,963	81,731
Depreciation, depletion and amortization from discontinued operations	—	9,081
Non-cash cost of land and improved development	19,019	40,046
Stock-based incentive compensation expense	25,211	8,507
Deferred income taxes	(28,759)	(2,571)
Timber write-offs resulting from casualty events	2,284	—
Income from large disposition of timberlands	(90,645)	—
Interest received under swaps with other-than-insignificant financing element	(16,610)	—
Gain on sale of discontinued operations	—	(404,463)
Asset impairment charge	—	7,048
Other	28,087	15,692
Changes in operating assets and liabilities:
Receivables	(12,052)	1,514
Inventories	(5,730)	235
Accounts payable	18,106	(1,130)
All other operating activities	(24,325)	(5,049)
CASH PROVIDED BY OPERATING ACTIVITIES	252,214	204,872
INVESTING ACTIVITIES
Capital expenditures from continuing operations	(70,112)	(35,024)
Capital expenditures from discontinued operations	—	(7,098)
Real estate development investments	(16,770)	(11,888)
Net proceeds from large disposition of timberlands	935	—
Purchase of timberlands	(11,524)	—
Net cash consideration for merger with PotlatchDeltic	(24,769)	—
Interest received under swaps with other-than-insignificant financing element	16,610	—
Net proceeds on sale of discontinued operations (a)	—	688,300
Net proceeds on sale of property, plant and equipment	57	4,146
Other	9,555	4,444
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES	(96,018)	642,880
FINANCING ACTIVITIES
Repayment of debt	(227,500)	—
Distributions on units (b)	(237,624)	(197,883)
Equity issuance costs	(1,116)	—
Repurchase of units to pay withholding taxes on vested incentive stock awards	(3,330)	(2,685)
Repurchase of units made under repurchase program	(163,243)	(67,654)
Payments made under finance leases	(3,547)	—
Redemption of units	(1,411)	—
Distributions to noncontrolling interests in consolidated affiliates	—	(3,082)
Debt issuance costs	—	(779)
CASH USED FOR FINANCING ACTIVITIES	(637,771)	(272,083)
EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	1,390
CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Change in cash, cash equivalents and restricted cash	(481,575)	577,059

Balance from continuing operations, beginning of year	843,439	323,107
Balance from discontinued operations, beginning of year	—	20,093
Total Balance, beginning of year	$843,439	$343,200

Balance from continuing operations, end of period	361,864	920,259
Balance from discontinued operations, end of period	—	—
Total Balance, end of period	$361,864	$920,259

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

	Nine Months Ended September 30,
	2026	2025
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period:
Interest (a)	$19,913	$13,933
Income taxes (b)	704	4,038
Non-cash operating activity:
Right of use assets obtained for new operating lease liabilities	4,518	—
Non-cash investing activity:
Capital assets purchased on account	8,083	5,372
Timberlands acquired in exchange for timberlands sold	141,766	—
Non-cash finance activity:
Unit consideration for the merger with PotlatchDeltic	3,228,420	—
Right of use assets obtained for new finance lease liabilities	3,037	—
Issuance of units from special distribution	—	203,135

(a)Interest paid includes patronage refunds received of $15.4 million and $7.9 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. For additional information on patronage refunds, see Note 8 — Debt in the 2025 Form 10-K. Interest paid for the nine months ended September 30, 2025 includes $1.5 million from discontinued operations.
(b)Income taxes paid for the nine months ended September 30, 2025 includes $3.8 million from discontinued operations.

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
As of September 30, 2026, the Company owned a 99.5% interest in the Operating Partnership, with the remaining 0.5% interest owned by the limited partners of the Operating Partnership. As the sole general partner of the Operating Partnership, Rayonier Inc. has exclusive control of the day-to-day management of the Operating Partnership.
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
SUMMARY OF UPDATES TO SIGNIFICANT ACCOUNTING POLICIES
CASH FLOW CLASSIFICATION
We evaluate the cash flow classification of each real estate sale based on the nature of the land sold and the purpose of the sale. Proceeds from sales of productive timberland that are driven by portfolio management and/or capital allocation considerations, do not reflect a premium attributable to a higher and better use (such as rural, development or conservation use), and involve timberland generally held to grow and harvest timber rather than for resale are generally classified as investing activities, consistent with timberland acquisitions. Proceeds from all other real estate sales, including sales reflecting a premium attributable to a higher and better use, are generally classified as operating activities. See Note 4 — Segment and Geographical Information.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

USE OF ESTIMATES
The Company's use of estimates in the preparation of its consolidated financial statements is described in Note 1 — Summary of Significant Accounting Policies in the 2025 Form 10-K. The estimates and assumptions underlying the Company's condensed consolidated financial statements as of and for the three and nine months ended September 30, 2026 include those used in the preliminary purchase price allocation related to the merger with PotlatchDeltic Corporation, which closed on January 30, 2026. These estimates require significant judgment, particularly with respect to the determination of fair values for acquired timberlands, property, plant and equipment, identifiable intangible assets, assumed long-term debt, and the related deferred income tax effects. The preliminary purchase price allocation is subject to revision during the measurement period as additional information becomes available, and any such adjustments could be material. See Note 2 — Merger with PotlatchDeltic Corporation for further information.
COMPANY OWNED LIFE INSURANCE
In connection with the merger, Rayonier assumed company-owned life insurance policies on the lives of certain past officers and employees of Legacy PotlatchDeltic. The cash surrender value of these policies is recognized in other assets in our Consolidated Balance Sheets. Related expense and interest income are included in selling and general expenses and interest income, respectively, in the Consolidated Statements of Income and Comprehensive Income (Loss). Cash receipts and disbursements are recorded as investing activities within the Consolidated Statements of Cash Flows.
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
SUBSEQUENT EVENTS
On November 3, 2026, our Board of Directors approved a $300 million increase to the Company’s existing share repurchase authorization. As of October 30, 2026, approximately $51.2 million remained available under the existing authorization, prior to the $300 million increase. The increase had no effect on our financial position or results of operations as of and for the periods ended September 30, 2026.

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
The merger created a combined entity with approximately 4.1 million acres of timberlands, providing additional scale and more geographic diversity across highly attractive and productive regions. The transaction added seven wood products manufacturing facilities, positioning the Company as a leading lumber producer. The combined platform creates a more diversified portfolio positioned to capture higher and better use value and land-based solutions opportunities across an expanded geographic footprint.
Pursuant to the Merger Agreement, each share of PotlatchDeltic common stock issued and outstanding immediately prior to the effective time was converted into the right to receive 1.8185 Rayonier common shares and $0.61 in cash. The Company issued approximately 140.9 million common shares in connection with the merger.
The following table summarizes the total consideration transferred by Rayonier in the merger:

Cash Consideration:
Number of PotlatchDeltic common shares outstanding as of January 30, 2026	77,466,233
Cash consideration per PotlatchDeltic common share	$0.61
Total Cash Consideration Transferred		$47,254

Equity Consideration:
Number of PotlatchDeltic common shares outstanding as of January 30, 2026	77,466,233
Exchange Ratio (a)	1.8185
Shares of Rayonier Inc. common stock issued for PotlatchDeltic’s outstanding common stock	140,872,342
Rayonier share price (b)	$22.74
Equity Consideration for common stock		$3,203,437
PotlatchDeltic’s replacement awards (c)		24,983
Total Equity Consideration Transferred		$3,228,420

Total Consideration		$3,275,674

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
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table contains the amounts of cash transferred in the merger and net cash consideration shown in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2026:

September 30, 2026
Cash consideration transferred	$47,254
Less: Cash assumed in merger	(22,485)
Net cash consideration shown in Consolidated Statements of Cash Flows	$24,769
We recognized approximately $7.0 million and $87.8 million of merger-related costs during the three and nine months ended September 30, 2026, respectively. See Note 21 — Integration and Merger-Related Costs for descriptions of the components of merger-related costs. Equity issuance costs directly attributable to the share issuance of $1.1 million were capitalized as a reduction of Common Stock.
BASIS OF ACCOUNTING
The merger has been accounted for using the acquisition method in accordance with ASC 805, Business Combinations ("ASC 805"), with Rayonier as the legal and accounting acquirer. Assets acquired and liabilities assumed have been recorded at their preliminary fair values as of the acquisition date. The preliminary allocation will be finalized as soon as practicable, but no later than one year after the acquisition date. The financial statements will not be retrospectively adjusted for any provisional amount changes; rather, such adjustments will be recognized in the reporting period determined, together with the effect on earnings of changes in depletion, depreciation, amortization, or other income effects calculated as if the accounting had been completed at the acquisition date. During the three months ended September 30, 2026, the Company recorded measurement period adjustments to the preliminary purchase price allocation, as described below.
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
The fair value methodologies used were as follows:
Income Approach — Estimates fair value based on the present value of projected cash flows, discounted at rates reflecting the relative risk and time value of money. This approach was primarily used to value bare land in our timberland regions, real estate development properties and the country club, and to measure economic obsolescence of wood products property, plant and equipment.
Cost Approach — Estimates fair value based on current replacement cost, adjusted for physical deterioration and functional and economic obsolescence. This approach was primarily used for property, plant and equipment and for timberland roads and bridges.
Market Approach — Estimates fair value based on observable market prices, including prices from recent comparable transactions. This approach was primarily used to value merchantable timber, by applying current stumpage prices to estimated timber volumes, and certain land and long-term debt instruments.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

PRELIMINARY PURCHASE PRICE ALLOCATION
The preliminary allocation of purchase price to the identifiable assets acquired and liabilities assumed, based on preliminary estimates of fair value as of January 30, 2026, as previously reported, the measurement period adjustments recorded during the three months ended September 30, 2026, and the preliminary allocation as adjusted are as follows:

	As Previously Reported (a)	Measurement Period Adjustments	As Adjusted September 30, 2026
Cash and cash equivalents	$22,485	—	$22,485
Trade and other receivables	45,254	—	45,254
Inventory	113,788	—	113,788
Other current assets	8,845	—	8,845
Timber and timberlands	3,630,527	95,520	3,726,047
Higher and Better Use Timberlands and Real Estate Development Investments	59,563	(24,513)	35,050
Property, plant and equipment	564,282	(108,410)	455,872
Other assets	135,229	4,044	139,273
Total identifiable assets acquired	$4,579,973	($33,359)	$4,546,614

Accounts payable	7,817	—	7,817
Current maturities of long-term debt	27,500	—	27,500
Accrued taxes	5,728	—	5,728
Other current liabilities	78,853	1,047	79,900
Long-term debt	1,009,500	—	1,009,500
Pension and other postretirement benefits	63,888	—	63,888
Deferred income tax liabilities, net	75,668	(27,804)	47,864
Other non-current liabilities	35,345	(6,602)	28,743
Total liabilities assumed	$1,304,299	($33,359)	$1,270,940

Total net assets acquired	$3,275,674	—	$3,275,674

(a)As previously reported in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026.
Measurement Period Adjustments
The measurement period adjustments resulted from updated information obtained during the measurement period about facts and circumstances that existed as of the acquisition date, primarily from the receipt of updated third-party valuation analyses. The adjustments primarily reflect:
•an increase of $95.5 million to timber and timberlands, reflecting updated valuations of timberland assets, including bare land, pre-merchantable timber, and merchantable timber;
•a decrease of $108.4 million to property, plant and equipment, reflecting updated replacement cost and economic obsolescence estimates for the acquired wood products manufacturing facilities and the allocation of certain real estate assets between land and buildings;
•a decrease of $24.5 million to higher and better use timberlands and real estate development investments, reflecting updated valuations of real estate held for development and the allocation noted above;
•a decrease of $27.8 million to deferred income tax liabilities, reflecting the tax effect of the adjustments above; and
•other adjustments to other assets, other current liabilities, and other non-current liabilities that were not individually significant.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The measurement period adjustments had no effect on total consideration transferred or total net assets acquired. The following table presents the effect of the measurement period adjustments on the Consolidated Statements of Income and Comprehensive Income (Loss) for the three months ended September 30, 2026, including the portion that related to the period from January 31, 2026 through June 30, 2026 and would have been recognized in prior periods had the adjustments been recognized as of the acquisition date:

	Three Months Ended September 30, 2026	Related to January 31 – June 30, 2026
Depletion expense	$10,225	$5,611
Depreciation expense	5,135	3,217
Road amortization expense	(1,355)	(847)
Non-cash cost of land sold	(3,246)	(2,982)
Cost of sales	$10,759	$4,999

Selling, general and administrative	(102)	(73)

Equity in (loss) of unconsolidated joint venture	(1,488)	(1,488)
Other miscellaneous expense, net	($1,488)	($1,488)

Decrease to income before income taxes	$12,145	$6,414
Income tax benefit	$988	$512
Goodwill
The preliminary allocation did not result in the recognition of goodwill or a bargain purchase gain, as the fair value of identifiable net assets acquired approximated the total consideration transferred.
Remaining Open Items
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
REVENUE AND EARNINGS OF POTLATCHDELTIC SINCE ACQUISITION
The following table presents the revenue and net income of PotlatchDeltic included in the Company's Consolidated Statements of Income and Comprehensive Income (Loss) from the acquisition date of January 30, 2026 through September 30, 2026:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Revenue	$293,866	$747,433
Net income	$8,122	$15,130

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$565,567	$491,710	$1,312,202	$1,224,414
Income (loss) from continuing operations	136,731	37,984	204,048	(128,651)
Income from discontinued operations, net of tax	—	—	—	406,346
Net income	136,731	37,984	204,048	277,695
Rayonier Inc.
Net income attributable to Rayonier Inc.	$135,994	$37,746	$202,931	$276,018
Basic earnings (loss) per share - continuing operations	$0.46	$0.13	$0.68	($0.43)
Diluted earnings (loss) per share - continuing operations	$0.46	$0.13	$0.67	($0.43)
Basic earnings per share - discontinued operations	—	—	—	$1.37
Diluted earnings per share - discontinued operations	—	—	—	$1.37
Basic earnings per share attributable to Rayonier Inc.	$0.46	$0.13	$0.68	$0.93
Diluted earnings per share attributable to Rayonier Inc.	$0.46	$0.13	$0.67	$0.93
Rayonier, L.P.
Net income attributable to Rayonier, L.P.	$136,731	$37,984	$204,048	$277,887
Basic earnings (loss) per unit - continuing operations	$0.46	$0.13	$0.68	($0.43)
Diluted earnings (loss) per unit - continuing operations	$0.46	$0.13	$0.67	($0.43)
Basic earnings per unit - discontinued operations	—	—	—	$1.37
Diluted earnings per unit - discontinued operations	—	—	—	$1.37
Basic earnings per unit attributable to Rayonier, L.P.	$0.46	$0.13	$0.68	$0.93
Diluted earnings per unit attributable to Rayonier, L.P.	$0.46	$0.13	$0.67	$0.93

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The unaudited pro forma financial information above reflects the following material nonrecurring pro forma adjustments:
•    Removal from the three months ended September 30, 2026 of measurement period adjustments relating to January 31 – June 30, 2026.
•Incremental depletion and depreciation expense resulting from the fair values as adjusted of acquired timber, timberlands, and property, plant, and equipment;
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
• Elimination of nonrecurring merger-related and integration costs from the 2026 periods and their allocation to the comparative 2025 pro forma periods, as summarized below:

	Three Months Ended September 30,	Nine Months Ended September 30,
Rayonier incurred costs	$7,024	$87,778
PotlatchDeltic pre-acquisition costs	—	34,858
Total pro forma cost shift	$7,024	$122,636
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
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

3.    DISCONTINUED OPERATIONS
On June 30, 2025, we completed the sale of our entire 77% interest in our New Zealand operations to Taurus Forest Holdings Limited for a purchase price of $710 million, resulting in net proceeds of $699.3 million and a gain on disposal of $404.5 million. The results of the New Zealand Timber segment and the New Zealand portion of the Real Estate, former Trading and Corporate segments are classified as discontinued operations in the Consolidated Statements of Income and Comprehensive Income (Loss) for all periods presented. There was no activity related to the discontinued operations during the three and nine months ended September 30, 2026. Following the closing, we have no significant continuing involvement with the divested operations. See Note 2 to the Consolidated Financial Statements in our 2025 Form 10-K for additional information.
The following table summarizes the results of our New Zealand operations for the three and nine months ended September 30, 2026 and 2025, as presented in “Income from discontinued operations” in the Consolidated Statements of Income and Comprehensive Income (Loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sales	—	—	—	$109,332
Costs and Expenses
Cost of sales	—	—	—	(102,050)
Other operating expense, net (a)	—	—	—	(3,400)
	—	—	—	(105,450)
Operating income from discontinued operations	—	—	—	3,882
Interest expense, net	—	—	—	(1,508)
Interest income	—	—	—	202
Income from operations of discontinued operations before income taxes	—	—	—	2,576
Income tax expense	—	—	—	(693)
Income from operations of discontinued operations, net of tax	—	—	—	1,883
Gain on sale of discontinued operations (b)	—	—	—	404,463
Income from discontinued operations	—	—	—	406,346
Less: Net income from discontinued operations attributable to noncontrolling interests in the Operating Partnership	—	—	—	(5,375)
Less: Net loss from discontinued operations attributable to noncontrolling interests in consolidated affiliates	—	—	—	192
Net income from discontinued operations attributable to Rayonier Inc.	—	—	—	$401,163

(a)The nine months ended September 30, 2025 includes transaction costs of $0.2 million.
(b)The gain on sale of discontinued operations is not subject to income tax, as it relates to a partnership interest.
The following table summarizes the depreciation, depletion and amortization and capital expenditures of our New Zealand operations for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation, depletion and amortization	—	—	—	$9,081
Capital expenditures	—	—	—	7,098

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

4.    SEGMENT AND GEOGRAPHICAL INFORMATION
As of September 30, 2026, Rayonier operated in four reportable segments: Southern Timber, Northwest Timber, Wood Products and Real Estate.
On January 30, 2026, we completed the merger with PotlatchDeltic Corporation, which added the Wood Products segment and expanded the geographic scope of our Pacific Northwest Timber segment, renamed Northwest Timber to reflect the addition of Idaho timberland assets. The Wood Products segment manufactures and sells lumber, plywood, and residual products at seven mills located in Arkansas, Idaho, Michigan and Minnesota. The segment’s products are largely commodity products, which are sold through our sales team to end users, retailers or wholesalers for nationwide distribution primarily for use in homebuilding, repair and remodeling, industrial products and other construction activity. Our Southern Timber and Northwest Timber segments supply a portion of the Wood Products segment’s wood fiber needs, which typically represents a sizable portion of the Southern Timber and Northwest Timber segments’ total revenues. Intersegment sales are based on prevailing market prices and are eliminated in consolidation.
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
Adjusted EBITDA is defined as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of land and improved development, non-operating expense, costs related to the merger with PotlatchDeltic, timber write-offs resulting from casualty events, an inventory purchase price adjustment in cost of sales, income from operations of discontinued operations, gain on sale of discontinued operations, asset impairment charges, restructuring charges and Large Dispositions.
Effective July 1, 2026, we revised our definition of Large Dispositions, which are excluded from Adjusted EBITDA, to transactions involving the sale of productive timberland assets that are driven by portfolio management and/or capital allocation considerations and do not reflect a premium attributable to a higher and better use (such as rural, development or conservation use). This revision did not change previously reported Adjusted EBITDA.
We believe that Operating income, as defined by U.S. GAAP, is the most appropriate earnings measurement for reconciling Adjusted EBITDA. Adjusted EBITDA should not be considered as an alternative to Operating income as determined in accordance with U.S. GAAP. Operating income as presented in the Consolidated Statements of Income and Comprehensive Income (Loss) includes the results of both reportable segments and corporate activities. Segment Operating income represents the operating results of the Company’s reportable segments only and does not include corporate-level amounts. As a result, segment Operating income may differ from the total Operating income reported in the consolidated financial statements.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables summarize the segment information for the three and nine months ended September 30, 2026 and 2025:

Three Months Ended	Southern Timber	Northwest Timber	Wood Products	Real Estate	Total
September 30, 2026
Sales from external customers (a)	$97,132	$54,252	$206,199	$207,984	$565,567
Intersegment revenue (b)	10,290	19,350	—	—	29,640
Total sales (a)	$107,422	$73,602	$206,199	$207,984	$595,207
Costs and Expenses
Freight, logging and hauling	(42,875)	(32,114)	(26,477)	—	(101,466)
Fiber costs	—	—	(82,274)	—	(82,274)
Manufacturing costs	—	—	(67,565)	—	(67,565)
Finished goods inventory change	—	—	1,979	—	1,979
Depreciation, depletion and amortization (a)	(31,722)	(28,642)	(15,374)	(35,472)	(111,210)
Non-cash cost of land and improved development (a)	—	—	—	(22,710)	(22,710)
Other costs and expenses (c)	(12,156)	(9,201)	(4,843)	(15,639)	(41,839)
Reportable segment operating income	$20,669	$3,645	$11,645	$134,163	$170,122
Add: Depreciation, depletion and amortization	31,722	28,642	15,374	4,045	79,783
Add: Non-cash cost of land and improved development	—	—	—	986	986
Less: Large Dispositions (d)	—	—	—	(90,645)	(90,645)
Reportable segment adjusted EBITDA	$52,391	$32,287	$27,019	$48,549	$160,246

Reconciliation of reportable segment results to consolidated income before taxes
All other EBITDA (e)					($14,362)
Intersegment eliminations (f)					(1,308)
Interest, net and miscellaneous expense					(12,663)
Depreciation, depletion and amortization					(80,307)
Non-cash cost of land and improved development					(986)
Non-operating expense					(2,573)
Large Dispositions (d)					90,645
Costs related to the merger with PotlatchDeltic (g)					(7,024)
Income from Continuing Operations Before Income Taxes					$131,668
Income tax expense					(7,733)
Net Income					$123,935

(a)Real Estate segment sales, depreciation, depletion and amortization, and non-cash cost of land and improved development include $145.0 million, $31.4 million, and $21.7 million, respectively, from Large Dispositions.
(b)Intersegment revenue reflects logs sold from the Timber segments to Wood Products.
(c)Other costs and expenses for each reportable segment primarily includes other direct and indirect cost of sales and selling and general expenses.
(d)Large Dispositions are defined as sales of productive timberland, driven by portfolio management and/or capital allocation considerations and do not reflect a premium attributable to a higher and better use (such as a rural, development or conservation use). The three months ended September 30, 2026 includes the sale of approximately 36,000 acres for an aggregate sale price of $145.0 million.
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

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Three Months Ended	Southern Timber	Northwest Timber	Wood Products	Real Estate	Total
September 30, 2025
Sales	$66,834	$19,941	—	$90,756	$177,531
Costs and Expenses
Freight, logging and hauling	(13,779)	(8,400)	—	—	(22,179)
Depreciation, depletion and amortization	(20,139)	(4,637)	—	(9,605)	(34,381)
Non-cash cost of land and improved development	—	—	—	(30,745)	(30,745)
Other costs and expenses (a)	(10,374)	(5,154)	—	(23,999)	(39,527)
Reportable segment operating income	$22,542	$1,750	—	$26,407	$50,699
Add: Depreciation, depletion and amortization	20,139	4,637	—	9,605	34,381
Add: Non-cash cost of land and improved development	—	—	—	30,745	30,745
Add: Asset impairment charge (b)	—	—	—	7,048	7,048
Reportable segment adjusted EBITDA	$42,681	$6,387	—	$73,805	$122,873

Reconciliation of reportable segment results to consolidated income before taxes
All other EBITDA (c)					($8,569)
Interest, net and miscellaneous income					3,038
Depreciation, depletion and amortization					(34,801)
Non-cash cost of land and improved development					(30,745)
Non-operating expense					(1,039)
Asset impairment charge (b)					(7,048)
Net Income (d)					$43,709

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

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Nine Months Ended	Southern Timber	Northwest Timber	Wood Products	Real Estate	Total
September 30, 2026
Sales from external customers (a)	$275,105	$131,454	$510,843	$321,431	$1,238,833
Intersegment revenue (b)	28,602	40,203	—	—	68,805
Total sales (a)	$303,707	$171,657	$510,843	$321,431	$1,307,638
Costs and Expenses
Freight, logging and hauling	(115,638)	(78,707)	(66,762)	—	(261,107)
Fiber costs	—	—	(211,924)	—	(211,924)
Manufacturing costs	—	—	(172,266)	—	(172,266)
Finished goods inventory change	—	—	7,725	—	7,725
Depreciation, depletion and amortization (a)	(107,009)	(51,424)	(31,940)	(46,285)	(236,658)
Non-cash cost of land and improved development (a)	—	—	—	(40,743)	(40,743)
Other costs and expenses (c)	(39,882)	(25,736)	(9,906)	(44,615)	(120,139)
Reportable segment operating income	$41,178	$15,790	$25,770	$189,788	$272,526
Add: Depreciation, depletion and amortization	107,009	51,424	31,940	14,857	205,230
Add: Non-cash cost of land and improved development	—	—	—	19,019	19,019
Less: Large Dispositions (d)	—	—	—	(90,645)	(90,645)
Add: Timber write-offs resulting from casualty events (e)	2,284	—	—	—	2,284
Add: Inventory purchase price adjustment in cost of sales (f)	—	—	1,153	—	1,153
Reportable segment adjusted EBITDA	$150,471	$67,214	$58,863	$133,019	$409,567

Reconciliation of reportable segment results to consolidated income before taxes
All other EBITDA (g)					($43,822)
Intersegment eliminations (h)					(3,327)
Interest, net and miscellaneous expense					(31,873)
Depreciation, depletion and amortization					(206,963)
Non-cash cost of land and improved development					(19,019)
Non-operating expense					(2,197)
Large Dispositions (d)					90,645
Costs related to the merger with PotlatchDeltic (i)					(87,778)
Timber write-offs resulting from casualty events (e)					(2,284)
Inventory purchase price adjustment in cost of sales (f)					(1,153)
Income from Continuing Operations Before Income Taxes					$101,796
Income tax benefit (j)					28,869
Net Income					$130,665

(a)Real Estate segment sales, depreciation, depletion and amortization, and non-cash cost of land and improved development include $145.0 million, $31.4 million, and $21.7 million, respectively, from Large Dispositions.
(b)Intersegment revenue reflects logs sold from the Timber segments to Wood Products.
(c)Other costs and expenses for each reportable segment primarily includes other direct and indirect cost of sales and selling and general expenses.
(d)Large Dispositions are defined as sales of productive timberland, driven by portfolio management and/or capital allocation considerations and do not reflect a premium attributable to a higher and better use (such as a rural, development or conservation use). The nine months ended September 30, 2026 includes the sale of approximately 36,000 acres for an aggregate sale price of $145.0 million.
(e)Timber write-offs resulting from casualty events includes the write-off of merchantable and pre-merchantable timber volume damaged by casualty events that cannot be salvaged. Timber write-offs resulting from casualty events are recorded within the Consolidated Statements of Income and Comprehensive Income (Loss) under the caption “Cost of sales.”
(f)Inventory purchase price adjustment in cost of sales reflects a non-cash, one-time charge reflecting the excess of fair value over PotlatchDeltic’s historical cost on acquired finished goods inventory sold post-closing. The inventory purchase price adjustment is recorded within the Consolidated Statements of Income and Comprehensive Income (Loss) under the caption “Cost of sales.”
(g)All other EBITDA includes corporate and other expenses.
(h)Intersegment eliminations reflects the elimination of profit on log sales from the Timber segments to Wood Products that remain in inventory at the end of the period.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

(i)Costs related to the merger with PotlatchDeltic include professional services fees, employee-related costs, accelerated stock-based compensation, and other integration-related costs incurred in connection with the merger, which closed on January 30, 2026. Costs related to the merger with PotlatchDeltic are recorded within the Consolidated Statements of Income and Comprehensive Income (Loss) under the caption “Other operating (expense) income, net.”
(j)Includes a $40.3 million tax benefit from the release of a valuation allowance. See Note 22 — Income Taxes for additional information.

Nine Months Ended	Southern Timber	Northwest Timber	Wood Products	Real Estate	Total
September 30, 2025
Sales	$171,102	$65,533	—	$130,355	$366,990
Costs and Expenses
Freight, logging and hauling	(39,502)	(27,598)	—	—	(67,100)
Depreciation, depletion and amortization	(52,826)	(15,595)	—	(12,050)	(80,471)
Non-cash cost of land and improved development	—	—	—	(40,046)	(40,046)
Other costs and expenses (a)	(33,487)	(18,802)	—	(43,023)	(95,312)
Reportable segment operating income	$45,287	$3,538	—	$35,236	$84,061
Add: Depreciation, depletion and amortization	52,826	15,595	—	12,050	80,471
Add: Non-cash cost of land and improved development	—	—	—	40,046	40,046
Add: Asset impairment charge (b)	—	—	—	7,048	7,048
Reportable segment adjusted EBITDA	$98,113	$19,133	—	$94,380	$211,626

Reconciliation of reportable segment results to consolidated income before taxes
All other EBITDA (c)					($25,377)
Interest, net and miscellaneous expense					(4,695)
Depreciation, depletion and amortization					(81,731)
Non-cash cost of land and improved development					(40,046)
Non-operating expense (d)					(3,443)
Asset impairment charge (b)					(7,048)
Restructuring charges (e)					(1,110)
Income from Continuing Operations Before Income Taxes					$48,176
Income tax expense					(291)
Income from Continuing Operations					$47,885
Income from operations of discontinued operations, net of tax					1,883
Gain on sale of discontinued operations					404,463
Net Income					$454,231

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

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Capital Expenditures (a)
Southern Timber	$12,546	$10,861	$38,031	$28,580
Northwest Timber	7,350	1,716	18,284	6,346
Wood Products	4,083	—	10,152	—
Real Estate	238	20	279	98
Corporate and other	3,106	—	3,366	—
Total Capital Expenditures	$27,323	$12,597	$70,112	$35,024

Timberland Acquisitions
Southern Timber (b)	$154,149	—	$154,149	—
Northwest Timber	117	—	117	—
Total Timberland Acquisitions	$154,266	—	$154,266	—

Real Estate Development Investments (c)	$7,199	$3,712	$16,770	$11,888

Total Gross Capital Expenditures	$188,788	$16,309	$241,148	$46,912

(a)Excludes timberland acquisitions and real estate development investments presented separately.
(b)Includes $142.7 million of timberlands acquired in exchange for timberlands sold (noncash), net of closing prorations; cash expenditures were $11.4 million.
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
Unsatisfied performance obligations as of September 30, 2026 primarily consist of advances on stumpage contracts, unearned license revenue, unearned carbon capture and storage revenue, hunting and other access rights on our timberlands, payments received for shipments where control of goods has not transferred, member related activities at an owned country club and certain post-close obligations for real estate sales. Of these performance obligations, $42.7 million is expected to be recognized within the next twelve months, with the remaining $12.3 million expected to be recognized thereafter as we satisfy our performance obligations. We generally collect payment within one year of satisfying a performance obligation; therefore, we have elected the practical expedient not to adjust revenue for a financing component.
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
The following table summarizes revenue recognized during the three and nine months ended September 30, 2026 and 2025 that was included in the contract liability balance at the beginning of each year:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue recognized from contract liability balance at the beginning of the year (a)	$1,071	$3,649	$14,147	$19,497

(a)    Revenue recognized during the three and nine months ended September 30, 2026, from contract liabilities at the beginning of the year excludes amounts related to PotlatchDeltic Corporation, as the merger was completed on January 30, 2026, and PotlatchDeltic’s contract liabilities were not included in our contract liability balance as of December 31, 2025.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables present our revenue from contracts with customers disaggregated by product type for the three and nine months ended September 30, 2026 and 2025:

Three Months Ended	Southern Timber	Northwest Timber	Wood Products	Real Estate	Elim.	Total
September 30, 2026
Pulpwood	$31,796	$609	—	—	—	$32,405
Sawtimber	40,626	51,754	—	—	—	92,380
Hardwood	4,323	—	—	—	—	4,323
Total Timber Sales	76,745	52,363	—	—	—	129,108
License Revenue, Primarily from Hunting	9,399	533	—	—	—	9,932
Land-Based Solutions (a)	2,997	11	—	—	—	3,008
Other Non-Timber Revenue	7,991	1,345	—	—	—	9,336
Total Non-Timber Sales	20,387	1,889	—	—	—	22,276
Lumber	—	—	172,521	—	—	172,521
Plywood/Residual/Other	—	—	33,678	—	—	33,678
Total Wood Products Sales	—	—	206,199	—	—	206,199
Improved Development	—	—	—	12,166	—	12,166
Unimproved Development	—	—	—	19,340	—	19,340
Rural	—	—	—	25,593	—	25,593
Deferred Revenue/Other (b)	—	—	—	5,397	—	5,397
Large Dispositions	—	—	—	145,000	—	145,000
Total Real Estate Sales	—	—	—	207,496	—	207,496

Revenue from Contracts with Customers	97,132	54,252	206,199	207,496	—	565,079
Lease Revenue	—	—	—	488	—	488
Intersegment (c)	10,290	19,350	—	—	(29,640)	—
Total Revenue	$107,422	$73,602	$206,199	$207,984	($29,640)	$565,567

Three Months Ended	Southern Timber	Northwest Timber	Wood Products	Real Estate	Elim.	Total
September 30, 2025
Pulpwood	$22,261	$1,229	—	—	—	$23,490
Sawtimber	27,860	17,102	—	—	—	44,962
Hardwood	2,080	—	—	—	—	2,080
Total Timber Sales	52,201	18,331	—	—	—	70,532
License Revenue, Primarily from Hunting	5,346	230	—	—	—	5,576
Land-Based Solutions (a)	2,822	32	—	—	—	2,854
Other Non-Timber Revenue	6,465	1,348	—	—	—	7,813
Total Non-Timber Sales	14,633	1,610	—	—	—	16,243
Improved Development	—	—	—	20,590	—	20,590
Rural	—	—	—	7,311	—	7,311
Timberland & Non-Strategic	—	—	—	53,500	—	53,500
Deferred Revenue/Other (b)	—	—	—	8,882	—	8,882
Total Real Estate Sales	—	—	—	90,283	—	90,283

Revenue from Contracts with Customers	66,834	19,941	—	90,283	—	177,058
Lease Revenue	—	—	—	473	—	473
Total Revenue	$66,834	$19,941	—	$90,756	—	$177,531

(a)    Consists primarily of sales from carbon capture and storage (“CCS”) and solar energy contracts.
(b)    Includes deferred revenue adjustments, builder price participation and other fees related to Improved Development sales, as well as revenue from our country club operations.
(c)    Intersegment revenues represent logs sold from the Timber segments to Wood Products.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

Nine Months Ended	Southern Timber	Northwest Timber	Wood Products	Real Estate	Elim.	Total
September 30, 2026
Pulpwood	$85,033	$4,312	—	—	—	$89,345
Sawtimber	131,176	122,016	—	—	—	253,192
Hardwood	8,117	—	—	—	—	8,117
Total Timber Sales	224,326	126,328	—	—	—	350,654
License Revenue, Primarily from Hunting	25,921	1,260	—	—	—	27,181
Land-Based Solutions (a)	9,477	14	—	—	—	9,491
Other Non-Timber Revenue	15,381	3,852	—	—	—	19,233
Total Non-Timber Sales	50,779	5,126	—	—	—	55,905
Lumber	—	—	418,345	—	—	418,345
Plywood/Residual/Other	—	—	92,498	—	—	92,498
Total Wood Products Sales	—	—	510,843	—	—	510,843
Improved Development	—	—	—	25,192	—	25,192
Unimproved Development	—	—	—	19,340	—	19,340
Rural	—	—	—	115,761	—	115,761
Deferred Revenue/Other (b)	—	—	—	15,023	—	15,023
Large Dispositions	—	—	—	145,000	—	145,000
Total Real Estate Sales	—	—	—	320,316	—	320,316

Revenue from Contracts with Customers	275,105	131,454	510,843	320,316	—	1,237,718
Lease Revenue	—	—	—	1,115	—	1,115
Intersegment (c)	28,602	40,203	—	—	(68,805)	—
Total Revenue	$303,707	$171,657	$510,843	$321,431	($68,805)	$1,238,833

Nine Months Ended	Southern Timber	Northwest Timber	Wood Products	Real Estate	Elim.	Total
September 30, 2025
Pulpwood	$61,495	$3,754	—	—	—	$65,249
Sawtimber	71,830	56,110	—	—	—	127,940
Hardwood	4,531	—	—	—	—	4,531
Total Timber Sales	137,856	59,864	—	—	—	197,720
Trading	—	1,805	—	—	—	1,805
License Revenue, Primarily from Hunting	15,912	426	—	—	—	16,338
Land-Based Solutions (a)	8,357	93	—	—	—	8,450
Other Non-Timber Revenue	8,977	3,345	—	—	—	12,322
Total Non-Timber Sales	33,246	5,669	—	—	—	38,915
Improved Development	—	—	—	32,368	—	32,368
Unimproved Development	—	—	—	3,000	—	3,000
Rural	—	—	—	28,314	—	28,314
Timberland & Non-Strategic	—	—	—	53,500	—	53,500
Deferred Revenue/Other (b)	—	—	—	12,047	—	12,047
Total Real Estate Sales	—	—	—	129,229	—	129,229

Revenue from Contracts with Customers	171,102	65,533	—	129,229	—	365,864
Lease Revenue	—	—	—	1,126	—	1,126
Total Revenue	$171,102	$65,533	—	$130,355	—	$366,990

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
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following tables present our timber sales to external customers disaggregated by contract type for the three and nine months ended September 30, 2026 and 2025:

Three Months Ended	Southern Timber	Northwest Timber	Total
September 30, 2026
Stumpage Pay-as-Cut	$18,979	—	$18,979
Stumpage Lump Sum	183	—	183
Total Stumpage	19,162	—	19,162

Delivered Wood (Domestic)	57,583	52,363	109,946
Total Delivered	57,583	52,363	109,946

Total Timber Sales	$76,745	$52,363	$129,108

September 30, 2025
Stumpage Pay-as-Cut	$26,112	—	$26,112
Stumpage Lump Sum	368	646	1,014
Total Stumpage	26,480	646	27,126

Delivered Wood (Domestic)	25,721	17,685	43,406
Total Delivered	25,721	17,685	43,406

Total Timber Sales	$52,201	$18,331	$70,532

Nine Months Ended	Southern Timber	Northwest Timber	Total
September 30, 2026
Stumpage Pay-as-Cut	$65,651	—	$65,651
Stumpage Lump Sum	2,871	2,286	5,157
Total Stumpage	68,522	2,286	70,808

Delivered Wood (Domestic)	155,804	124,042	279,846
Total Delivered	155,804	124,042	279,846

Total Timber Sales	$224,326	$126,328	$350,654

September 30, 2025
Stumpage Pay-as-Cut	$63,225	—	$63,225
Stumpage Lump Sum	794	2,356	3,150
Total Stumpage	64,019	2,356	66,375

Delivered Wood (Domestic)	73,837	57,465	131,302
Delivered Wood (Export)	—	43	43
Total Delivered	73,837	57,508	131,345

Total Timber Sales	$137,856	$59,864	$197,720

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
Due to the sale of the New Zealand subsidiary, we deconsolidated its balance sheet as of June 30, 2025, and its income through the sale date has been classified as discontinued operations in our Consolidated Statements of Income and Comprehensive Income (Loss). See Note 3 — Discontinued Operations for additional information.
NONCONTROLLING INTERESTS IN THE OPERATING PARTNERSHIP
Noncontrolling interests in the Operating Partnership represent the third-party ownership of Redeemable Operating Partnership Units (“OP Units”). Net income attributable to these noncontrolling interests is calculated based on the weighted average OP Units outstanding during the period as a percentage of the total weighted average units outstanding applied to the Operating Partnership’s net income for the period.
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
The following table sets forth the Company’s noncontrolling interests in the Operating Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning noncontrolling interests in the Operating Partnership	$38,527	$53,353	$40,463	$51,843
Adjustment of noncontrolling interests in the Operating Partnership	(25)	1,350	(125)	(1,142)
Conversions of OP Units to common shares	—	(8,058)	(100)	(8,304)
Redemption of OP Units (a)	(508)	—	(1,411)	—
Net income attributable to noncontrolling interests in the Operating Partnership	667	522	692	5,952
Other comprehensive income (loss) attributable to noncontrolling interests in the Operating Partnership	143	(450)	159	(496)
Distributions to noncontrolling interests in the Operating Partnership	(407)	(475)	(1,281)	(1,611)
Total noncontrolling interests in the Operating Partnership	$38,397	$46,242	$38,397	$46,242

(a)During the three and nine months ended September 30, 2026, limited partners tendered 23,754 and 67,565 units, respectively, for redemption, which the Company elected to settle in cash for $0.5 million and $1.4 million, respectively. The redemptions were settled during the third quarter of 2026, and no tendered units remained unsettled as of September 30, 2026.

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
The following table provides details of the calculation of basic earnings per common share of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic earnings per common share
Numerator:
Net income from continuing operations	$123,935	$43,709	$130,665	$47,885
Less: Net income from continuing operations attributable to NCI in the Operating Partnership	(667)	(522)	(692)	(577)
Net income from continuing operations attributable to Rayonier Inc.	$123,268	$43,187	$129,973	$47,308

Net income from discontinued operations	—	—	—	$406,346
Less: Net income from discontinued operations attributable to NCI in the Operating Partnership	—	—	—	(5,375)
Less: Net loss from discontinued operations attributable to NCI in consolidated affiliates	—	—	—	192
Net income from discontinued operations attributable to Rayonier Inc.	—	—	—	$401,163

Net income	$123,935	$43,709	$130,665	$454,231
Less: Net income attributable to NCI in the Operating Partnership	(667)	(522)	(692)	(5,952)
Less: Net loss attributable to NCI in consolidated affiliates	—	—	—	192
Net income attributable to Rayonier Inc.	$123,268	$43,187	$129,973	$448,471

Denominator:
Denominator for basic earnings per common share - weighted average shares	297,707,021	154,306,240	284,949,820	154,509,107

Basic earnings per common share attributable to Rayonier Inc.:
Continuing operations	$0.41	$0.28	$0.46	$0.31
Discontinued operations	—	—	—	$2.60
Basic earnings per common share	$0.41	$0.28	$0.46	$2.90

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table provides details of the calculation of diluted earnings per common share of the Company:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Diluted earnings per common share
Numerator:
Net income from continuing operations attributable to Rayonier Inc., before net income attributable to NCI in the Operating Partnership	$123,935	$43,709	$130,665	$47,885

Net income from discontinued operations	—	—	—	$406,346
Less: Net loss from discontinued operations attributable to NCI in consolidated affiliates	—	—	—	192
Net income from discontinued operations attributable to Rayonier Inc., before net income attributable to NCI in the Operating Partnership	—	—	—	$406,538

Net income	$123,935	$43,709	$130,665	$454,231
Less: Net loss attributable to NCI in consolidated affiliates	—	—	—	192
Net income attributable to Rayonier Inc., before net income attributable to NCI in the Operating Partnership	$123,935	$43,709	$130,665	$454,423

Denominator:
Denominator for basic earnings per common share - weighted average shares	297,707,021	154,306,240	284,949,820	154,509,107
Add: Dilutive effect of:
Performance shares and restricted stock units	556,066	194,077	522,483	192,390
Noncontrolling interests in Operating Partnership units	1,612,858	1,864,367	1,653,330	1,999,949
Contingently issuable shares and units from special dividend	—	—	—	841,991
Denominator for diluted earnings per common share - adjusted weighted average shares	299,875,945	156,364,684	287,125,633	157,543,437

Diluted earnings per common share attributable to Rayonier Inc.:
Continuing operations	$0.41	$0.28	$0.46	$0.30
Discontinued operations	—	—	—	$2.58
Diluted earnings per common share	$0.41	$0.28	$0.46	$2.88

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Anti-dilutive shares excluded from the computations of diluted earnings per common share:
Performance shares and restricted stock units	241,874	324,716	353,618	260,170
Total	241,874	324,716	353,618	260,170

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
The following table provides details of the calculation of basic earnings per unit of the Operating Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic earnings per unit
Numerator:
Net income from continuing operations available to unitholders	$123,935	$43,709	$130,665	$47,885

Net income from discontinued operations	—	—	—	$406,346
Less: Net loss from discontinued operations attributable to NCI in consolidated affiliates	—	—	—	192
Net income from discontinued operations available to unitholders	—	—	—	$406,538

Net income	$123,935	$43,709	$130,665	$454,231
Less: Net loss attributable to NCI in consolidated affiliates	—	—	—	192
Net income available to unitholders	$123,935	$43,709	$130,665	$454,423

Denominator:
Denominator for basic earnings per unit - weighted average units	299,319,879	156,170,607	286,603,150	156,509,056

Basic earnings per unit attributable to Rayonier, L.P.:
Continuing operations	$0.41	$0.28	$0.46	$0.31
Discontinued operations	—	—	—	$2.60
Basic earnings per unit	$0.41	$0.28	$0.46	$2.90

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table provides details of the calculation of diluted earnings per unit of the Operating Partnership:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Diluted earnings per unit
Numerator:
Net income from continuing operations available to unitholders	$123,935	$43,709	$130,665	$47,885

Net income from discontinued operations	—	—	—	$406,346
Less: Net loss from discontinued operations attributable to NCI in consolidated affiliates	—	—	—	192
Net income from discontinued operations available to unitholders	—	—	—	$406,538

Net income	$123,935	$43,709	$130,665	$454,231
Less: Net loss attributable to NCI in consolidated affiliates	—	—	—	192
Net income available to unitholders	$123,935	$43,709	$130,665	$454,423

Denominator:
Denominator for basic earnings per unit - weighted average units	299,319,879	156,170,607	286,603,150	156,509,056
Add: Dilutive effect of unit equivalents:
Performance shares and restricted stock units	556,066	194,077	522,483	192,390
Contingently issuable shares and units from special dividend	—	—	—	841,991
Denominator for diluted earnings per unit - adjusted weighted average units	299,875,945	156,364,684	287,125,633	157,543,437

Diluted earnings per unit attributable to Rayonier, L.P.:
Continuing operations	$0.41	$0.28	$0.46	$0.30
Discontinued operations	—	—	—	$2.58
Diluted earnings per unit	$0.41	$0.28	$0.46	$2.88

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Anti-dilutive unit equivalents excluded from the computations of diluted earnings per unit:
Performance shares and restricted stock units	241,874	324,716	353,618	260,170
Total	241,874	324,716	353,618	260,170

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

8.    DEBT
Our debt consisted of the following at September 30, 2026:

September 30, 2026
Legacy Rayonier Debt
Senior Notes due 2031 at a fixed interest rate of 2.75%	$450,000
2015 Term Loan borrowings due 2028 at a variable interest rate of 5.29%	200,000
2021 Incremental Term Loan due 2029 at a variable interest rate of 5.61%	200,000
Debt assumed in the PotlatchDeltic merger (January 30, 2026)
Term Loan M due 2029 at a variable interest rate of 5.38%	150,000
Term Loan Q due 2027 at a variable interest rate of 5.68%	138,750
Term Loan R due 2030 at a variable interest rate of 5.68%	138,750
Term Loan W due 2034 at a variable interest rate of 5.99%	100,000
Term Loan X due 2035 at a variable interest rate of 5.99%	100,000
Term Loan K due 2028 at a variable interest rate of 5.72%	65,000
Term Loan O due 2030 at a variable interest rate of 5.96%	46,000
Term Loan N due 2029 at a variable interest rate of 5.37%	40,000
Term Loan P due 2031 at a variable interest rate of 5.88%	40,000
Term Loan S due 2032 at a variable interest rate of 5.98%	40,000
Term Loan T due 2033 at a variable interest rate of 5.98%	40,000
Term Loan U due 2032 at a variable interest rate of 5.89%	38,000
Term Loan V due 2033 at a variable interest rate of 5.94%	38,000
Term Loan L due 2028 at a variable interest rate of 5.72%	35,000
Total principal debt	1,859,500
Less: Current maturities of long-term debt	(138,750)
Less: Unamortized discounts	(1,808)
Less: Deferred financing costs	(2,203)
Total long-term debt, net	$1,716,739
Principal payments due during the next five years and thereafter are as follows:

Total
2026	—
2027	138,750
2028	300,000
2029	390,000
2030	184,750
Thereafter	846,000
Total debt	$1,859,500
2026 DEBT ACTIVITY
During the nine months ended September 30, 2026, we made no borrowings on our Revolving Credit Facility. At September 30, 2026, we had available capacity of $199.0 million under the Revolving Credit Facility, net of $1.0 million reserved to secure outstanding letters of credit.

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
Effective fixed rates below reflect the contractual rate, interest rate swaps, and estimated patronage payments on variable-rate debt outstanding as of September 30, 2026:

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
DEBT COVENANTS
In connection with our Second Amended and Restated Credit Agreement, we are subject to certain restrictive covenants. The most significant financial covenants, which are calculated on a trailing 12-month basis as of September 30, 2026, are summarized below:

	Covenant Requirement	Actual Ratio	Favorable
Covenant EBITDA to consolidated interest expense shall not be less than	2.5 to 1	8.5 to 1	6.0
Covenant debt to covenant net worth plus covenant debt shall not exceed	65%	28%	37%
    In addition to the financial covenants listed above, our senior notes and credit facilities include customary covenants that limit the incurrence of debt and the disposition of assets, among others. At September 30, 2026, we were in compliance with all applicable covenants under our debt agreements.
9.    DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING ACTIVITIES
RISK MANAGEMENT OBJECTIVE AND STRATEGY
We are exposed to market risk from changes in benchmark interest rates on our variable-rate term loans. To manage this exposure, we use variable-to-fixed interest rate swaps designated as cash flow hedges to convert floating-rate interest payments into fixed rate payments and reduce the variability of cash flows attributable to interest rate movements. We do not use derivative financial instruments for speculative or trading purposes. As of September 30, 2026, all outstanding derivatives are interest rate swaps designated as cash flow hedges.
POTLATCHDELTIC MERGER — ACQUIRED HEDGING INSTRUMENTS
In connection with the January 30, 2026 merger with PotlatchDeltic, we acquired 18 pay-fixed / receive-floating interest rate swaps with an aggregate notional amount of $1,037.0 million (the “PotlatchDeltic Merger Swaps”). One swap with a notional amount of $27.5 million matured on February 1, 2026, and 17 swaps with an aggregate notional amount of $1,009.5 million remained outstanding as of September 30, 2026.
The acquired swaps were recorded at fair value on the acquisition date and concurrently re-designated as cash flow hedges of forecasted variable-rate interest payments on the assumed loans under our Second Amended and Restated Credit Agreement. The acquisition-date fair value is being amortized to interest expense over the remaining swap terms, such that hedge accounting reflects only changes in fair value subsequent to re-designation in accumulated other comprehensive income (“AOCI”). All re-designated hedging relationships were determined to be highly effective as of September 30, 2026.
OTHER DESIGNATED SWAP ACTIVITY
Separately, in the second quarter of 2026, two legacy Rayonier interest rate swaps with an aggregate notional amount of $200.0 million matured. These swaps were originally entered into to hedge variable-rate interest payments on the 2016 Incremental Term Loan, which was repaid in full at its maturity on April 28, 2026.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

ACCOUNTING FOR DERIVATIVES
We record derivatives as assets or liabilities in the Consolidated Balance Sheets in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). Gains and losses on derivatives designated and qualifying as cash flow hedges are recorded in AOCI and reclassified into earnings when the hedged transaction affects earnings. For derivatives not designated as hedges, changes in fair value are recognized immediately in earnings. Upon de-designation, the AOCI balance is reclassified into earnings over the original term of the forecasted transaction if the transaction remains probable, or immediately if probability is no longer met. As of September 30, 2026, all outstanding derivative instruments qualify for hedge accounting.
INTEREST RATE SWAPS
The hedged forecasted transactions are the monthly variable-rate interest payments on our combined post-merger loan portfolio, assessed on an aggregate basis for purposes of the ASC 815-20 notional adequacy (over-hedging) assessment. As of September 30, 2026, we are hedging exposure to variability in future cash flows on forecasted interest payments over a maximum period of approximately nine years.
The following table contains information on the outstanding interest rate swaps as of September 30, 2026:

Outstanding Interest Rate Swaps (a)
Start Date	Years to Maturity	Notional Amount	Related Debt Facility	Fixed Rate of Swap	Bank Margin on Debt	Total Effective Interest Rate (b)
Legacy Rayonier Hedging Instruments
February 2022	3 years	$200,000	2021 Incremental Term Loan	0.67%	1.92%	2.59%
August 2024	2 years	100,000	2015 Term Loan	0.78%	1.60%	2.38%
August 2024	2 years	50,000	2015 Term Loan	0.64%	1.60%	2.24%
August 2024	2 years	50,000	2015 Term Loan	3.29%	1.60%	4.89%
Hedging Instruments Acquired in the PotlatchDeltic Merger (January 30, 2026)
January 2026	< 1 year	138,750	Term Loan Q	0.50%	2.00%	2.50%
January 2026	1 year	65,000	Term Loan K	2.79%	2.04%	4.83%
January 2026	1 year	35,000	Term Loan L	2.79%	2.04%	4.83%
January 2026	2 years	150,000	Term Loan M	0.43%	1.70%	2.13%
January 2026	3 years	40,000	Term Loan N	1.26%	1.69%	2.95%
January 2026	4 years	138,750	Term Loan R	0.66%	2.00%	2.66%
January 2026	4 years	23,000	Term Loan O	0.87%	2.28%	3.15%
January 2026	4 years	23,000	Term Loan O	0.87%	2.28%	3.15%
January 2026	5 years	20,000	Term Loan P	0.93%	2.20%	3.13%
January 2026	5 years	20,000	Term Loan P	0.93%	2.20%	3.13%
January 2026	6 years	20,000	Term Loan S	0.98%	2.30%	3.28%
January 2026	6 years	20,000	Term Loan S	0.97%	2.30%	3.27%
January 2026	6 years	38,000	Term Loan U	1.82%	2.20%	4.02%
January 2026	7 years	38,000	Term Loan V	2.02%	2.25%	4.27%
January 2026	7 years	40,000	Term Loan T	1.05%	2.30%	3.35%
January 2026	8 years	100,000	Term Loan W	1.98%	2.30%	4.28%
January 2026	9 years	100,000	Term Loan X	1.81%	2.30%	4.11%
Total Notional		$1,409,500,000

(a)All interest rate swaps are designated as cash flow hedges and qualify for hedge accounting.
(b)Rate is before estimated patronage payments.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

IMPACT ON THE CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)
The following table presents the pre-tax impact of our derivatives on the Consolidated Statements of Income and Comprehensive Income (Loss) for the three and nine months ended September 30, 2026 and 2025:

		Three Months Ended September 30,		Nine Months Ended September 30,
	Income Statement Location	2026	2025	2026	2025
Derivatives designated as cash flow hedges:
Interest rate swaps	Other comprehensive income (loss), relating to continuing operations	$35,033	$865	$55,567	($4,821)
	Interest expense, net	3,455	4,614	11,125	13,654
	Total interest expense, net, as reported on the Consolidated Statements of Income and Comprehensive Income (Loss)	(16,659)	(6,768)	(47,870)	(19,704)
AMOUNT EXPECTED TO BE RECLASSIFIED FROM AOCI INTO EARNINGS IN THE NEXT 12 MONTHS
During the next 12 months, the amount of the AOCI balance, net of tax, expected to be reclassified into earnings is a gain of approximately $22.9 million. These reclassified amounts are expected to offset variable interest rate payments to debt holders, resulting in no net impact on our earnings or cash flows.
NOTIONAL AMOUNTS
The following table contains the notional amounts of the derivative financial instruments recorded in the Consolidated Balance Sheets at September 30, 2026 and December 31, 2025:

	Notional Amount
	September 30, 2026	December 31, 2025
Derivatives designated as cash flow hedges:
Interest rate swaps (a)	$1,409,500	$600,000

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
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

FAIR VALUES

    The following table contains the fair values of the derivative financial instruments recorded in the Consolidated Balance Sheets at September 30, 2026 and December 31, 2025. The Company classifies the fair value of its derivative instruments as current or non-current based on the contractual settlement timing of each individual derivative:

	Location on Balance Sheet	Fair Value Assets (Liabilities) (a)
		September 30, 2026	December 31, 2025
Derivatives designated as cash flow hedges:
Interest rate swaps
	Other current assets	$4,928	$1,404
	Other assets	151,105	25,438
Total derivative assets		$156,033	$26,842

	Other non-current liabilities	—	($23)
Total derivative liabilities		—	($23)

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
CREDIT RISK CONTINGENT FEATURES
Our interest rate swap agreements are executed under ISDA Master Agreements that contain customary credit-risk-related provisions that permit the counterparty to terminate the swap and require settlement at the net liability position upon a default on our underlying senior indebtedness. As of September 30, 2026, no derivative instruments containing such features were in a net liability position.
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
The following table presents the carrying amount and estimated fair values of our financial instruments as of September 30, 2026 and December 31, 2025, using market information and valuation methodologies we believe are appropriate under GAAP:

	September 30, 2026			December 31, 2025
Asset (Liability) (a)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
		Level 1	Level 2		Level 1	Level 2
Cash and cash equivalents	$361,350	$361,350	—	$842,944	$842,944	—
Restricted cash, non-current (b)	514	514	—	495	495	—
Current maturities of long-term debt (c)	(138,750)	—	(138,750)	(199,982)	—	(200,000)
Long-term debt (c)	(1,716,739)	—	(1,661,800)	(845,335)	—	(806,080)
Interest rate swaps (d)	156,033	—	156,033	26,819	—	26,819
Noncontrolling interests in the Operating Partnership (e)	38,397	—	29,567	40,463	—	36,435

(a)We did not have Level 3 assets or liabilities at September 30, 2026 or December 31, 2025.
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
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

11.    COMMITMENTS
At September 30, 2026, future minimum payments under non-cancellable commitments were as follows. Amounts include the obligations assumed in connection with the PotlatchDeltic merger. Lease, long-term debt and pension and other postretirement obligations are excluded below and presented in Note 17 — Leases, Note 8 — Debt and Note 18 — Pension and Other Postretirement Employee Benefits, respectively.

	Environmental Remediation (a)	Real Estate Projects (b)	Cutting Contracts (c)	Commitments (d)	Total
2026	$1,953	$14,133	$4,625	$6,293	$27,004
2027	4,201	34,101	7,082	10,132	55,516
2028	655	14,870	4,067	2,741	22,333
2029	395	1,754	1,654	735	4,538
2030	320	2,760	604	609	4,293
Thereafter	2,118	7,362	742	—	10,222
	$9,642	$74,980	$18,774	$20,510	$123,906

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
Changes in environmental and NRD liabilities from December 31, 2025 to September 30, 2026 are shown below:

	Port Gamble, WA	Other Sites	Total
Non-current portion at December 31, 2025	$6,089	—	$6,089
Plus: Current portion	3,181	—	3,181
Total Balance at December 31, 2025	9,270	—	9,270
Liabilities assumed in the merger with PotlatchDeltic	—	679	679
Expenditures charged to liabilities	(806)	(68)	(874)
Increase to liabilities (a)	567	—	567
Total Balance at September 30, 2026	9,031	611	9,642
Less: Current portion	(5,798)	(218)	(6,016)
Non-current portion at September 30, 2026	$3,233	$393	$3,626

(a)The increase in liabilities resulted from revised environmental and NRD cost estimates recognized during the nine months ended September 30, 2026.
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
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

14.    GUARANTEES
We provide financial guarantees as required by creditors, insurance programs, and various governmental agencies.
As of September 30, 2026, the following financial guarantees were outstanding:

Financial Commitments (a)	Maximum Potential Payment
Standby letters of credit (b)	$1,020
Surety bonds (c)	71,208
Total financial commitments	$72,228

(a)We have not recorded any liabilities for these financial commitments in our Consolidated Balance Sheets. The guarantees are not subject to measurement as the guarantees are dependent on our own performance.
(b)The letters of credit primarily support various insurance-related agreements. These letters of credit will expire at various dates in 2027 and will be renewed as required.
(c)Surety bonds primarily secure performance and payment obligations under timber sale contracts with federal and state agencies, collateral requirements for our real estate development projects, and environmental remediation activities at Port Gamble (Kitsap County, Washington). We also maintain bonds supporting self-insured workers' compensation programs, as well as various licenses, permits and other financial guarantees. These bonds provide financial assurance to governmental agencies, municipalities and other counterparties. Our surety bonds expire at various dates through 2028 and are expected to be renewed as required to meet ongoing obligations.

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
In the merger with PotlatchDeltic, we assumed HBU properties with an estimated fair value of $35.1 million, including assets in Chenal Valley (Little Rock, Arkansas) and other development properties. The estimated fair value reflects a $24.5 million decrease recorded during the third quarter of 2026 as a result of measurement period adjustments.
Changes in higher and better use timberlands and real estate development investments from December 31, 2025 to September 30, 2026 are shown below:

	Higher and Better Use Timberlands and Real Estate Development Investments
	Land and Timber	Development Investments	Total
Non-current portion at December 31, 2025	$84,123	$41,967	$126,090
Plus: Current portion (a)	1,850	4,984	6,834
Total Balance at December 31, 2025	85,973	46,951	132,924
Non-cash cost of land and improved development	(2,545)	(3,244)	(5,789)
Amortization of parcel real estate development investments	—	(5,448)	(5,448)
Timber depletion from harvesting activities and basis of timber sold in real estate sales	(3,077)	—	(3,077)
Capitalized real estate development investments (b)	—	34,597	34,597
HBU properties assumed in the merger with PotlatchDeltic (c)	35,050	—	35,050
Capital expenditures (silviculture)	12	—	12
Intersegment transfers	1,023	—	1,023
Total Balance at September 30, 2026	116,436	72,856	189,292
Less: Current portion (a)	(2,935)	(17,288)	(20,223)
Non-current portion at September 30, 2026	$113,501	$55,568	$169,069

(a)The current portion of Higher and Better Use Timberlands and Real Estate Development Investments is recorded in Inventory. See Note 16 — Inventory for additional information.
(b)Capitalized real estate development investments include $1.1 million of capitalized interest and $17.8 million of parcel real estate development investments. Parcel real estate development investments represent investments made for specific lots and/or commercial parcels that are under contract or expected to be ready for market within one year.
(c)Based on preliminary estimates of fair value as of January 30, 2026, including measurement period adjustments recorded during the three months ended September 30, 2026. See Note 2 — Merger with PotlatchDeltic Corporation for additional information.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

16.    INVENTORY
The following table details the components of inventory as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Lumber, plywood and veneer	$48,965	—
Materials and supplies	34,893	—
Log inventory	34,507	—
Real estate inventory (a)	20,223	6,834
Total inventory	$138,588	$6,834

(a)Represents the cost of HBU real estate expected to be sold, including capitalized development investments. See Note 15 — Higher And Better Use Timberlands and Real Estate Development Investments for additional information.

17.    LEASES
TIMBERLAND LEASES
    Our timberland leases typically have initial terms of approximately 30 to 65 years, with renewal provisions in some cases.
NON-TIMBERLAND LEASES
    In addition to timberland holdings, we lease certain machinery, equipment and office space. Significant leased properties include our future corporate headquarters in Atlanta, Georgia, and regional offices in Spokane, Washington and Lufkin, Texas.
BALANCE SHEET CLASSIFICATION
The following table presents supplemental balance sheet information related to lease assets and liabilities as of September 30, 2026 and December 31, 2025:

	Location on Balance Sheet	September 30, 2026	December 31, 2025
Assets
Operating lease assets	Operating lease right-of-use assets	$27,893	$16,286
Finance lease assets (a)	Machinery and equipment	12,761	—
Total lease assets		$40,654	$16,286

Liabilities
Current:
Operating lease liabilities	Other current liabilities	$4,485	$2,617
Finance lease liabilities	Other current liabilities	5,359	—
Non-current:
Operating lease liabilities	Other non-current liabilities	23,625	13,669
Finance lease liabilities	Other non-current liabilities	7,418	—
Total lease liabilities		$40,887	$16,286

(a)Finance lease assets are presented net of accumulated amortization of $3.5 million as of September 30, 2026.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

LEASE MATURITIES, LEASE COST AND OTHER LEASE INFORMATION
    The following table details our undiscounted lease obligations as of September 30, 2026 by type of lease and year:

	Operating Leases	Finance Leases
2026	$2,994	$1,610
2027	5,448	5,334
2028	5,746	3,664
2029	4,537	2,282
2030	4,169	744
Thereafter	22,022	120
Total undiscounted cash flows	$44,916	$13,754
Less: Lease incentive (a)	(5,959)	—
Less: Imputed interest	(10,847)	(977)
Total lease liabilities at September 30, 2026	$28,110	$12,777

(a)Represents a tenant improvement allowance for our Atlanta, Georgia corporate headquarters, expected to be received from the landlord in 2027.
In July 2026, an approximately 12-year operating lease for our future corporate headquarters in Atlanta, Georgia commenced. Total undiscounted lease payments of approximately $14.9 million are included in the lease maturity table above, and the related tenant improvement allowance is presented as a lease incentive.
The following table details components of our lease cost for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Cost Components	2026	2025	2026	2025
Operating lease cost	$1,455	$222	$3,219	$1,160
Finance lease cost:
Amortization of leased assets	1,392	—	3,495	—
Interest expense	164	—	426	—
Variable lease cost (a)	88	28	237	251
Total lease cost (b)	$3,099	$250	$7,377	$1,411

(a)The majority of our timberland leases are subject to increases or decreases based on the Consumer Price Index, Producer Price Index or market rates.
(b)Short-term leases with an initial term of 12 months or less are not recorded on the balance sheet. Related costs are recognized on a straight-line basis over the lease term. Short-term lease expense was not material for the three and nine months ended September 30, 2026 and 2025.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table provides supplemental cash flow information related to leases for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
Supplemental Cash Flow Information Related to Leases	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,743	$937
Operating cash flows from finance leases	426	—
Investing cash flows from operating leases	173	259
Financing cash flows from finance leases	3,547	—
Total cash paid for amounts included in the measurement of lease liabilities	$6,889	$1,196

Lease liabilities assumed in the PotlatchDeltic merger:
Operating leases	$7,733	—
Finance leases	13,446	—
Total lease liabilities arising from right-of-use assets assumed in the PotlatchDeltic merger	$21,179	—

Right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$4,518	—
Finance leases	3,037	—
Total right-of-use assets obtained in exchange for new lease liabilities	$7,555	—

Weighted-average remaining lease term (years):
Operating leases	8	10
Finance leases	3	—
Weighted-average discount rate:
Operating leases	6%	6%
Finance leases	5%	—

We apply the following practical expedients as allowed under ASC 842:

Practical Expedient	Description
Short-term leases	We do not record right-of-use assets or liabilities for short-term leases (leases that, at the commencement date, have a lease term of 12 months or less and do not include a purchase option that is reasonably certain to be exercised).
Separation of lease and non-lease components	We elect, for all classes of underlying assets, not to separate non-lease components from the associated lease components and to account for them as a single lease component.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

18.    PENSION AND OTHER POSTRETIREMENT EMPLOYEE BENEFITS
The net pension and postretirement benefit costs for the three and nine months ended September 30, 2026 and 2025 are presented below:

		Pension		Postretirement
		Three Months Ended September 30,		Three Months Ended September 30,
Components of Net Periodic Benefit Cost	Income Statement Location	2026	2025	2026	2025
Service Cost	Selling and general expenses	$1,110	—	$7	$1
Service Cost	Cost of sales	101	—	—	—
Interest Cost	Other miscellaneous expense, net	3,142	—	200	19
Expected return on plan assets	Other miscellaneous expense, net	(2,864)	—	—	—
Amortization of net (gain) loss	Other miscellaneous expense, net	—	—	(2)	(2)
Net periodic benefit cost		$1,489	—	$205	$18

		Pension		Postretirement
		Nine Months Ended September 30,		Nine Months Ended September 30,
Components of Net Periodic Benefit Cost	Income Statement Location	2026	2025	2026	2025
Service Cost	Selling and general expenses	$2,960	—	$18	$2
Service Cost	Cost of sales	269	—	1	—
Interest Cost	Other miscellaneous expense, net	8,378	—	541	57
Expected return on plan assets	Other miscellaneous expense, net	(7,638)	—	—	—
Amortization of net (gain) loss	Other miscellaneous expense, net	—	—	(5)	(5)
Net periodic benefit cost		$3,969	—	$555	$54
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
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

FAIR VALUE OF PENSION PLAN ASSETS AND OBLIGATIONS
Consistent with accounting for the merger as the acquirer in a business combination (see Note 2 — Merger with PotlatchDeltic Corporation), pension assets and benefit obligations for plans assumed from PotlatchDeltic were remeasured to reflect their fair value as of the merger date. This included updating asset values and reviewing discount rates to reflect market conditions as of the date of the merger. The following represents the fair values of these items as of January 30, 2026:
•$181.0 million qualified pension plan assets
•$197.0 million qualified pension plan projected benefit obligation
•$33.9 million nonqualified pension plan projected benefit obligation
•$14.0 million other postretirement accumulated benefit obligation
During the nine months ended September 30, 2026, we contributed approximately $7.3 million to the qualified pension plan and do not expect to make any additional required contributions during the remainder of 2026. The nonqualified plans are unfunded; we paid benefits of approximately $1.7 million directly during the nine months ended September 30, 2026 and expect to pay approximately $1.0 million during the remainder of 2026. We paid approximately $0.8 million of other postretirement benefits during the nine months ended September 30, 2026 and expect to pay approximately $1.0 million during the remainder of 2026.
19.    INCENTIVE STOCK PLANS
A summary of our stock-based incentive compensation cost for the three and nine months ended September 30, 2026 and 2025 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Other operating (expense) income, net (a)	$622	—	$13,571	$205
Selling and general expenses	2,701	2,250	8,936	7,262
Cost of sales	540	282	2,392	845
Timber and Timberlands, net (b)	82	66	312	195
Total stock-based incentive compensation	$3,945	$2,598	$25,211	$8,507

Tax benefit recognized related to stock-based incentive compensation expense	$248	$135	$1,220	$391

(a)The 2026 amounts represent accelerated stock-based incentive compensation cost resulting from the merger with PotlatchDeltic, included in integration and merger-related costs. See Note 21 — Integration and Merger-Related Costs.
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
• Employee awards: During the three and nine months ended September 30, 2026, 98,648 and 733,672 replacement restricted stock units held by employees vested in full — either upon qualifying terminations of employment or pursuant to change-in-control provisions in PotlatchDeltic equity plans — resulting in $0.2 million and $10.7 million of expense, respectively. Replacement restricted stock units are credited with dividend equivalents in the form of additional restricted stock units, which vest and are settled in the same manner as the underlying awards; the vested unit figures above exclude 2,461 and 3,852 of these additional units that vested during the three and nine months ended September 30, 2026. In addition, during the three and nine months ended September 30, 2026, the Company recognized $0.1 million and $0.2 million of expense for replacement restricted stock units held by employees whose qualifying terminations are scheduled to occur in subsequent periods. This expense is recognized over the revised requisite service periods through the scheduled termination dates.
As of September 30, 2026, total unrecognized compensation cost related to the unvested replacement restricted stock units was approximately $5.6 million, expected to be recognized over a weighted-average remaining service period of approximately 20 months, subject to acceleration upon qualifying terminations.
A summary of the replacement restricted stock units granted on January 30, 2026 as a result of the merger is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2026
Replacement restricted stock units granted	—	1,744,380
Weighted average price of replacement restricted stock units granted	—	$22.74
Replacement restricted stock units vested as a result of acceleration (a)	98,648	785,696
Grant date fair value of replacement restricted stock units vested	$22.74	$22.74
Intrinsic value of replacement restricted stock units outstanding (b)	$15,479	$15,479

(a)Excludes 2,461 and 3,852 additional restricted stock units credited as dividend equivalents on the replacement awards that vested during the three and nine months ended September 30, 2026, respectively.
(b)Intrinsic value is based on the closing market price of the Company’s common shares at September 30, 2026.

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
Because these awards were fully vested at the merger date, their entire fair value was attributed to pre-merger services and included in consideration transferred. Accordingly, no unrecognized compensation cost remains, and no compensation expense was recognized during the three and nine months ended September 30, 2026.
A summary of the replacement deferred compensation stock equivalent units granted on January 30, 2026 as a result of the merger is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2026
Replacement deferred compensation stock equivalent units granted	—	280,588
Weighted average price of deferred compensation stock equivalent units granted	—	$22.74
Intrinsic value of replacement deferred compensation stock equivalent units outstanding (a)	$1,652	$1,652

(a)Intrinsic value is based on the closing market price of the Company’s common shares at September 30, 2026.
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
RESTRICTED STOCK UNITS
During the three and nine months ended September 30, 2026, the Company recognized $0.3 million and $2.4 million, respectively, of accelerated expense related to Legacy Rayonier restricted stock units held by employees whose employment terminated, or is contractually scheduled to terminate, in connection with the merger. Of these awards, 5,984 and 162,208 restricted stock units vested during the respective periods. This expense is recognized within integration and merger-related costs.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

20.    OTHER OPERATING (EXPENSE) INCOME, NET
The following table provides the composition of other operating (expense) income, net for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gain (loss) on sale or disposal of property, plant and equipment	$18	$23	$50	($105)
Costs related to the merger with PotlatchDeltic (a)	(7,024)	—	(87,778)	—
Restructuring charges (b)	—	—	—	(1,110)
Miscellaneous income (expense), net	1	290	(19)	144
Total	($7,005)	$313	($87,747)	($1,071)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

21.    INTEGRATION AND MERGER-RELATED COSTS
On January 30, 2026, we completed our merger with PotlatchDeltic Corporation and concurrently began formulating and implementing integration plans. During the three and nine months ended September 30, 2026, we incurred integration and merger-related costs consisting of (i) employee-related costs, including those for employees whose employment terminated or is expected to terminate, (ii) accelerated stock-based compensation (see Note 19), and (iii) non-recurring professional service fees directly attributable to the merger. We expect the majority of these costs to be incurred within the next twelve months. These costs are recorded within Other operating (expense) income, net, and are not allocated to our reportable segments (see Note 20).
The following table summarizes integration and merger-related costs incurred during the three and nine months ended September 30, 2026:

	Three Months Ended	Nine Months Ended
	September 30, 2026	September 30, 2026
Employee-related costs	$4,697	$38,462
Accelerated stock-based compensation (Note 19)	622	13,571
Professional services	1,423	34,427
Other integration costs	282	1,318
Total integration and merger-related costs	$7,024	$87,778
Changes in accrued employee-related costs associated with the merger during the nine months ended September 30, 2026 are summarized in the table below. Charges represent termination benefits recognized upon communication of termination, along with other compensation costs recognized ratably over the required service period. Employee-related costs paid as incurred, such as relocation and outplacement costs, are not reflected in the table. Accelerated stock-based compensation of $13.6 million is excluded as it is a non-cash charge with no corresponding accrued liability (see Note 19). Professional services and other integration costs are also excluded, as these are acquisition-related costs expensed as incurred under ASC 805 and do not represent exit or disposal cost obligations; the amounts accrued but unpaid at September 30, 2026 are not material.

Employee-Related Costs

Balance, December 31, 2025	—
Charges	26,020
Cash payments	(14,613)
Balance, March 31, 2026	$11,407
Charges	7,420
Cash payments	(5,140)
Balance, June 30, 2026	$13,687
Charges	3,937
Cash payments	(3,870)
Balance, September 30, 2026	$13,754
The current portion of accrued employee-related costs is recorded within “Accrued payroll and benefits” on our Consolidated Balance Sheets. The majority of accrued employee-related costs as of September 30, 2026 are expected to be paid within one year. Total expected charges have not yet been determined. Estimates will be provided in future periods as integration plans are finalized.

RAYONIER INC. AND SUBSIDIARIES
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

22.    INCOME TAXES

Rayonier is a REIT under the Internal Revenue Code and generally is not subject to U.S. federal or state income tax on income distributed to shareholders. As of September 30, 2026, Rayonier owned a 99.5% interest in the Operating Partnership and conducts substantially all of its timberland operations through the Operating Partnership. The taxable income or loss generated by the Operating Partnership is passed through and reported to its unitholders (including the Company) on a Schedule K-1 for inclusion in each unitholder’s income tax return.
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
This change in methodology is applied prospectively and does not have a material impact on the Company's consolidated financial statements for the periods presented. The Company's effective tax rate is generally lower than the 21% U.S. statutory rate primarily due to its qualification as a REIT, whereby the majority of consolidated income is generated at the REIT level and not subject to U.S. federal or state income taxes. Income attributable to the TRS is subject to corporate income tax at applicable statutory rates.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

23.    ACCUMULATED OTHER COMPREHENSIVE INCOME
The following table presents the changes in AOCI by component for the nine months ended September 30, 2026 and the year ended December 31, 2025. All amounts are presented net of tax and exclude portions attributable to noncontrolling interests.

	Foreign currency translation adjustments		Net investment hedges of New Zealand subsidiary		Cash flow hedges		Employee benefit plans		Total Rayonier, L.P.	Allocation of Operating Partnership	Total Rayonier Inc.
Balance as of December 31, 2024	($51,149)		$1,321		$41,733		$230		($7,865)	($2,564)	($10,429)
Other comprehensive income before reclassifications	19,766		—		2,256	(a)	7		22,029	(104)	21,925
Amounts reclassified from AOCI	—		—		(16,868)		(6)	(b)	(16,874)	796	(16,078)
Amounts reclassified from AOCI due to deconsolidation of discontinued operations	31,383	(c)	(1,321)	(c)	(994)	(c)	—		29,068	—	29,068
Net other comprehensive income (loss)	51,149		(1,321)		(15,606)		1		34,223	692	34,915
Balance as of December 31, 2025	—		—		$26,127		$231		$26,358	($1,872)	$24,486
Other comprehensive income before reclassifications	—		—		55,193	(a)	—		55,193	(306)	54,887
Amounts reclassified from AOCI	—		—		(11,125)		(5)	(b)	(11,130)	147	(10,983)
Net other comprehensive income (loss)	—		—		44,068		(5)		44,063	(159)	43,904
Balance as of September 30, 2026	—		—		$70,195		$226		$70,421	($2,031)	$68,390

(a)The nine months ended September 30, 2026 includes $55.2 million of other comprehensive income related to interest rate products. The year ended December 31, 2025 included $3.8 million of other comprehensive loss related to interest rate products. See Note 9 — Derivative Financial Instruments and Hedging Activities for additional information.
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
RAYONIER, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollar amounts in thousands unless otherwise stated)

The following table presents details of the amounts reclassified in their entirety from AOCI to net income for the nine months ended September 30, 2026 and September 30, 2025:

Details about accumulated other comprehensive income components	Amount reclassified from accumulated other comprehensive income		Affected line item in the Income Statement
	September 30, 2026	September 30, 2025
Realized gain on interest rate contracts	($11,125)	($13,654)	Interest expense, net
Noncontrolling interests	—	(376)	Comprehensive income attributable to noncontrolling interests
Realized loss on foreign currency exchange contracts	—	1,592	Income from operations of discontinued operations, net of tax
Realized loss on foreign currency option contracts	—	40	Income from operations of discontinued operations, net of tax
Income tax effect from net loss on foreign currency contracts	—	(351)	Income from operations of discontinued operations, net of tax
Net gain on cash flow hedges reclassified from accumulated other comprehensive income	($11,125)	($12,749)

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
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the Consolidated Balance Sheets that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows:

	September 30,	December 31,	September 30,
	2026	2025	2025
Restricted cash, non-current:
Restricted cash held in escrow	$495	$495	$677
Restricted cash deposited with LKE intermediary	19	—	—
Total restricted cash, non-current	514	495	677

Total restricted cash shown in the Consolidated Balance Sheets	514	495	677
Cash and cash equivalents	361,350	842,944	919,582
Total cash, cash equivalents and restricted cash from continuing operations shown in the Consolidated Statements of Cash Flows	$361,864	$843,439	$920,259
25.    ASSETS HELD FOR SALE
Assets held for sale comprise properties not included in inventory that are expected to be sold within 12 months and meet the held-for-sale criteria of ASC 360-10-45-9. The basis of these properties was $2.4 million and $5.4 million, as of September 30, 2026, and December 31, 2025, respectively. As the basis in these properties was less than the fair value, including costs to sell, no impairment was recognized during the nine months ended September 30, 2026.

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
On January 30, 2026, Rayonier completed its merger with PotlatchDeltic Corporation (“PCH” or “PotlatchDeltic”) in a merger-of-equals transaction. Under the terms of the merger agreement, PotlatchDeltic stockholders received 1.8185 Rayonier common shares and $0.61 in cash for each PotlatchDeltic share held, and we issued approximately 140.9 million Rayonier common shares in connection with the closing. As the accounting acquirer, our consolidated financial statements as of and for the nine months ended September 30, 2026 include PotlatchDeltic results from January 31, 2026 through September 30, 2026. See Note 2 — Merger with PotlatchDeltic Corporation for additional information pertaining to the merger.
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

OUR COMPANY
    We are a land resources real estate investment trust (“REIT”) with a portfolio comprising over four million acres in the U.S. South and U.S. Northwest. We are focused on managing our timberlands on a sustainable basis while optimizing our overall portfolio value by delivering land to its highest and best use. We also operate six sawmills, an industrial-grade plywood mill, residential and commercial real estate developments, and a rural land sales program. We are committed to corporate responsibility, third-party forest certification, and supporting climate change mitigation through our land-based solutions business. We conduct our business through an umbrella partnership real estate investment trust (“UPREIT”) structure in which our assets are owned by our Operating Partnership and its subsidiaries. Rayonier manages the Operating Partnership as its sole general partner. Our revenues, operating income and cash flows are primarily derived from the following core business segments: Southern Timber, Northwest Timber, Wood Products, and Real Estate. Due to the sale of our entire 77% interest in the New Zealand joint venture, the results of our New Zealand operations have been reflected as discontinued operations. See Note 4 — Segment and Geographical Information for further discussion of our reportable segments and Note 3 — Discontinued Operations for additional information regarding the sale of the New Zealand joint venture. As of September 30, 2026, we owned or leased under long-term agreements approximately 4.1 million acres of timberlands located in the U.S. South (3.2 million acres) and U.S. Northwest (894 thousand acres).
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
Our Southern Timber and Northwest Timber segments supply a portion of our Wood Products segment’s wood fiber needs. These intersegment sales typically represent a sizable portion of the Southern Timber and Northwest Timber segments’ total revenues. Our other segments generally do not generate intersegment revenues. Intersegment sales are based on prevailing market prices and are eliminated in consolidation.

ENVIRONMENTAL MATTERS
For a full description of our environmental matters, see Item 1 — “Business” in our 2025 Form 10-K.
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
On October 14, 2025, a 10% ad valorem duty on softwood timber and lumber imports became effective under Executive Order 14223 and the resulting Section 232 proclamation. This duty, together with reduced overall North American lumber capacity, has supported domestic lumber prices and incentivized domestic wood products production. In October 2026, the U.S. Department of Commerce issued final results of the seventh administrative review (“AR7”) of the anti-dumping and countervailing duty orders on softwood lumber from Canada, which lowered the combined duty rate applicable to most Canadian producers to 24.75%, effective October 19, 2026. Although lower than under the prior review, AR7 duties remain elevated relative to historical levels, and the Section 232 duty continues to apply, bringing the combined rate on most Canadian softwood lumber imports to approximately 35%. A reduction in these duties could adversely impact domestic lumber prices, wood products production, and log demand and pricing.
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
OUR TIMBERLANDS
    Our timber operations are disaggregated into two geographically distinct segments: Southern Timber and Northwest Timber. The following table provides a breakdown of our timberland holdings as of September 30, 2026 and December 31, 2025:

(acres in 000s)	As of September 30, 2026			As of December 31, 2025
	Owned	Leased	Total	Owned	Leased	Total
Southern
Alabama	394	15	409	248	2	250
Arkansas	936	1	937	—	1	1
Florida	336	6	342	336	10	346
Georgia	797	48	845	609	48	657
Louisiana	175	—	175	146	—	146
Mississippi	126	5	131	—	—	—
South Carolina	63	—	63	15	—	15
Texas	302	—	302	275	—	275
	3,129	75	3,204	1,629	61	1,690

Northwest
Idaho	623	—	623	—	—	—
Oregon	6	—	6	6	—	6
Washington	263	2	265	299	2	301
	892	2	894	305	2	307

Total	4,021	77	4,098	1,934	63	1,997

The following tables detail activity for owned and leased acres in our timberland holdings by state from December 31, 2025 to September 30, 2026:

(acres in 000s)	Acres Owned
	December 31, 2025	Acquisitions (a)	Sales	September 30, 2026
Southern
Alabama	248	151	(5)	394
Arkansas	—	937	(1)	936
Florida	336	4	(4)	336
Georgia	609	194	(6)	797
Louisiana	146	29	—	175
Mississippi	—	126	—	126
South Carolina	15	51	(3)	63
Texas	275	30	(3)	302
	1,629	1,522	(22)	3,129

Northwest
Idaho	—	623	—	623
Oregon	6	—	—	6
Washington	299	—	(36)	263
	305	623	(36)	892

Total	1,934	2,145	(58)	4,021

(acres in 000s)	Acres Leased
	December 31, 2025	New Leases (a)	Sold/Expired Leases	September 30, 2026
Southern
Alabama	2	13	—	15
Arkansas	1	—	—	1
Florida	10	—	(4)	6
Georgia	48	—	—	48
Mississippi	—	5	—	5
	61	18	(4)	75

Northwest
Washington (b)	2	—	—	2

Total	63	18	(4)	77

(a)Includes approximately 2,084 thousand acres owned and 18 thousand acres leased assumed in connection with the merger with PotlatchDeltic on January 30, 2026.
(b)Primarily timber reservations acquired in the merger with Pope Resources.

WOOD PRODUCTS FACILITIES
Our Wood Products segment manufactures lumber, plywood, and residual products at seven mills located in Arkansas, Idaho, Michigan, and Minnesota. The following table provides a breakdown of our Wood Products facilities and their respective capacities as of September 30, 2026:

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

RESULTS OF OPERATIONS
CONSOLIDATED RESULTS
The following table provides key financial information by segment and on a consolidated basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
Financial Information (in millions)	2026	2025	2026	2025
Sales
Southern Timber	$107.4	$66.8	$303.7	$171.1
Northwest Timber	73.6	19.9	171.7	65.5
Wood Products	206.2	—	510.8	—
Real Estate (a)	208.0	90.8	321.4	130.4
Intersegment Eliminations (b)	(29.6)	—	(68.8)	—
Total Sales	$565.6	$177.5	$1,238.8	$367.0

Operating Income
Southern Timber (c)	$20.7	$22.5	$41.2	$45.3
Northwest Timber	3.6	1.8	15.8	3.5
Wood Products (d)	11.6	—	25.8	—
Real Estate (a)	134.2	26.4	189.8	35.2
Corporate and Other (e)	(21.9)	(9.0)	(133.3)	(27.7)
Intersegment Eliminations (b)	(1.3)	—	(3.3)	—
Operating Income	146.9	41.7	135.9	56.3
Interest expense, net	(16.7)	(6.8)	(47.9)	(19.7)
Interest income	4.0	9.8	16.0	15.0
Other miscellaneous expense, net (f)	(2.5)	(1.0)	(2.2)	(3.4)
Income tax (expense) benefit (g)	(7.8)	—	28.9	(0.3)
Income from Continuing Operations	123.9	43.7	130.7	47.9
Income from operations of discontinued operations, net of tax	—	—	—	1.9
Gain on sale of discontinued operations	—	—	—	404.4
Income from Discontinued Operations	—	—	—	406.3
Net Income	123.9	43.7	130.7	454.2
Less: Net loss attributable to noncontrolling interests in consolidated affiliates	—	—	—	0.2
Net Income Attributable to Rayonier, L.P.	$123.9	$43.7	$130.7	$454.4
Less: Net income attributable to noncontrolling interests in the Operating Partnership	(0.6)	(0.5)	(0.7)	(5.9)
Net Income Attributable to Rayonier Inc.	$123.3	$43.2	$130.0	$448.5

Adjusted EBITDA (h)
Southern Timber	$52.4	$42.7	$150.5	$98.1
Northwest Timber	32.3	6.4	67.2	19.1
Wood Products	27.0	—	58.9	—
Real Estate	48.5	73.8	133.0	94.4
Corporate and Other	(14.4)	(8.6)	(43.8)	(25.4)
Intersegment Eliminations (b)	(1.3)	—	(3.3)	—
Total Adjusted EBITDA	$144.6	$114.3	$362.4	$186.2

(a)Sales and operating income for the three and nine months ended September 30, 2026 include $145.0 million and $90.6 million, respectively, from Large Dispositions. Operating income for the three and nine months ended September 30, 2025 includes a $7.0 million asset impairment charge.
(b)Intersegment Eliminations represents logs sold by the Timber segments to Wood Products, and includes the elimination of profit on log sales from the Timber segments to Wood Products that remain in inventory at the end of the period.
(c)The nine months ended September 30, 2026 includes $2.3 million of timber write-offs resulting from casualty events.
(d)The nine months ended September 30, 2026 includes a $1.2 million inventory purchase price adjustment in cost of sales.
(e)The three and nine months ended September 30, 2026 include $7.0 million and $87.8 million, respectively, of costs related to the merger with PotlatchDeltic. The nine months ended September 30, 2025 includes $1.1 million of restructuring charges.
(f)The nine months ended September 30, 2025 includes $1.7 million of net costs associated with legal settlements.
(g)The nine months ended September 30, 2026 includes a $40.3 million tax benefit from the release of a valuation allowance.
(h)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended September 30,		Nine Months Ended September 30,
Southern Timber Overview *	2026	2025	2026	2025
Sales Volume (in thousands of tons)
Delivered Pine Pulpwood	836	367	2,120	1,031
Delivered Pine Sawtimber	865	254	2,565	732
Stumpage Pine	1,114	1,192	4,039	3,046
Total Pine Volume	2,814	1,813	8,723	4,809
Delivered Hardwood	67	8	119	17
Stumpage Hardwood	143	123	317	298
Total Volume	3,025	1,944	9,159	5,123

% Delivered Volume (vs. Total Volume)	58%	32%	52%	35%
% Pine Sawtimber Volume (vs. Total Pine Volume)	49%	50%	53%	47%

Log Pricing (dollars per ton)
Delivered Pine Pulpwood	$31.14	$36.47	$30.57	$37.18
Delivered Pine Sawtimber	45.31	47.45	44.78	47.66
Weighted Average Delivered Pine	$38.34	$40.97	$38.35	$41.53
Delivered Hardwood	39.69	36.32	39.81	37.35
Weighted Average Delivered Total	$38.39	$40.91	$38.39	$41.50
Stumpage Pine	15.82	20.77	16.20	19.82
Stumpage Hardwood	11.53	14.61	10.69	13.13
Weighted Average Stumpage Total	$15.33	$20.20	$15.79	$19.22

Summary Financial Data (in millions of dollars)
Timber Sales	$87.0	$52.2	$252.9	$137.9
Less: Logging and Hauling	(42.9)	(13.8)	(115.6)	(39.5)
Net Stumpage Sales	$44.2	$38.4	$137.3	$98.4

Land-Based Solutions (a)(b)	3.0	2.8	9.5	8.4
Other Non-Timber Sales (b)	17.4	11.8	41.3	24.9
Total Sales	$107.4	$66.8	$303.7	$171.1

Operating Income	$20.7	$22.5	$41.2	$45.3
(+) Timber write-offs resulting from casualty events (c)	—	—	2.3	—
(+) Depreciation, depletion and amortization	31.7	20.1	107.0	52.8
Adjusted EBITDA (d)	$52.4	$42.7	$150.5	$98.1

Other Data
Period-End Acres (in thousands)	3,204	1,715	3,204	1,715

*As a result of the merger with PotlatchDeltic, we have revised our reporting to include delivered log pricing to reflect the prevalent mode of sale in our Southern Timber segment.
(a)Consists primarily of sales from carbon capture and storage (“CCS”) and solar energy contracts.
(b)Q1 and Q2 2026 amounts have been reclassified from Land-Based Solutions to Other Non-Timber Sales. Total Sales are unchanged.
(c)Timber write-offs resulting from casualty events includes the write-off of merchantable and pre-merchantable timber volume damaged by casualty events that cannot be salvaged.
(d)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended September 30,		Nine Months Ended September 30,
Northwest Timber Overview	2026	2025	2026	2025
Sales Volume (in thousands of tons) (a)
Pulpwood	20	33	115	113
Domestic Sawtimber (b)	551	177	1,395	606
Export Sawtimber	—	—	—	1
Total Volume	571	210	1,510	719

% Delivered Volume (vs. Total Volume)	100%	94%	97%	93%
% Sawtimber Volume (vs. Total Volume)	96%	84%	92%	84%
% Export Volume (vs. Total Volume) (c)	—	1%	—	1%

Delivered Log Pricing (in dollars per ton) (a)
Pulpwood	$30.66	$36.12	$36.51	$32.39
Domestic Sawtimber	129.12	100.16	117.91	95.37
Export Sawtimber (d)	—	—	—	84.07
Weighted Average Log Price	$125.69	$89.91	$111.79	$85.50

Summary Financial Data (in millions of dollars)
Timber Sales	$71.7	$18.3	$166.5	$59.9
Less: Logging and Hauling	(32.1)	(8.4)	(78.7)	(27.6)
Net Stumpage Sales	$39.6	$9.9	$87.8	$32.3

Trading Sales	—	—	—	1.8
Land-Based Solutions	—	—	—	0.1
Other Non-Timber Sales	1.9	1.6	5.1	3.8
Total Sales	$73.6	$19.9	$171.7	$65.5

Operating Income	$3.6	$1.8	$15.8	$3.5
(+) Depreciation, depletion and amortization	28.6	4.6	51.4	15.6
Adjusted EBITDA (e)	$32.3	$6.4	$67.2	$19.1

Other Data
Period-End Acres (in thousands)	894	307	894	307

(a)Excludes log trading activities.
(b)Includes volumes sold to third-party exporters.
(c)Estimated percentage of export volume includes direct exports and log sales to third-party exporters.
(d)Pricing is reported on a CFR basis (i.e., inclusive of export costs and freight).
(e)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended September 30,		Nine Months Ended September 30,
Wood Products Overview	2026	2025	2026	2025
Volume and Pricing Data
Lumber Shipments (MMBF) (a)	327	—	840	—
Lumber Price Realization (in dollars per MBF) (b)	$528	—	$498	—

Summary Financial Data (in millions of dollars)
Lumber Sales	$172.5	—	$418.3	—
Plywood/Residual/Other	33.7	—	92.5	—
Total Sales	$206.2	—	$510.8	—

Costs and Expenses
Freight, logging and hauling	($26.5)	—	($66.8)	—
Fiber costs	(82.3)	—	(211.9)	—
Manufacturing costs	(67.6)	—	(172.3)	—
Finished goods inventory change	2.0	—	7.7	—
Depreciation, depletion and amortization	(15.4)	—	(31.9)	—
Other costs and expenses	(4.8)	—	(9.9)	—
Total Costs and Expenses	($194.6)	—	($485.1)	—

Operating Income	$11.6	—	$25.8	—
(+) Inventory purchase price adjustment in cost of sales (c)	—	—	1.2	—
(+) Depreciation, depletion and amortization	15.4	—	31.9	—
Adjusted EBITDA (d)	$27.0	—	$58.9	—

(a)Lumber shipments, inclusive of pre-merger PotlatchDeltic shipments, were 928 MMBF for the nine months ended September 30, 2026.
(b)Lumber price realizations, inclusive of pre-merger PotlatchDeltic shipments, were $489 per MBF for the nine months ended September 30, 2026.
(c)Inventory purchase price adjustment in cost of sales reflects a non-cash, one-time charge reflecting the excess of fair value over PotlatchDeltic’s historical cost on acquired finished goods inventory sold post-closing.
(d)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended September 30,		Nine Months Ended September 30,
Real Estate Overview	2026	2025	2026	2025
Sales (in millions of dollars)
Improved Development (a)	$12.2	$20.6	$25.2	$32.4
Unimproved Development	19.3	—	19.3	3.0
Rural	25.6	7.3	115.8	28.3
Timberland & Non-Strategic	—	53.5	—	53.5
Deferred Revenue/Other (b)	5.9	9.4	16.1	13.2
Large Dispositions (c)	145.0	—	145.0	—
Total Sales	$208.0	$90.8	$321.4	$130.4

Acres Sold
Improved Development (a)	262	227	312	331
Unimproved Development	1,730	—	1,730	311
Rural	5,135	1,520	20,280	5,398
Timberland & Non-Strategic	—	21,601	—	21,601
Large Dispositions (c)	35,996	—	35,996	—
Total Acres Sold	43,123	23,348	58,318	27,642

Gross Price per Acre (dollars per acre)
Improved Development (a)	$46,482	$90,675	$80,860	$97,656
Unimproved Development	11,177	—	11,177	9,635
Rural	4,984	4,811	5,708	5,245
Timberland & Non-Strategic	—	2,477	—	2,477
Large Dispositions (c)	4,028	—	4,028	—
Weighted Average (Total) (d)	$8,012	$3,486	$7,181	$4,239
Weighted Average (Adjusted) (e)	$6,545	$2,630	$6,138	$3,106

Total Sales (Excluding Large Dispositions)	$63.0	$90.8	$176.4	$130.4

Operating Income	$134.2	$26.4	$189.8	$35.2
(–) Large Dispositions (c)	(90.6)	—	(90.6)	—
(+) Asset impairment charge (f)	—	7.0	—	7.0
(+) Depreciation, depletion and amortization	4.0	9.6	14.9	12.1
(+) Non-cash cost of land and improved development	1.0	30.7	19.0	40.0
Adjusted EBITDA (g)	$48.5	$73.8	$133.0	$94.4

(a)Reflects land with capital invested in infrastructure improvements.
(b)Includes deferred revenue adjustments, builder price participation and other fees related to Improved Development sales, as well as residential and commercial lease revenue and revenue from our country club operations.
(c)Large Dispositions are defined as sales of productive timberland, driven by portfolio management and/or capital allocation considerations, that exceed $50 million and do not reflect a premium attributable to a higher and better use (such as a rural, development or conservation use).
(d)Excludes Large Dispositions.
(e)Excludes Improved Development and Large Dispositions.
(f)Asset impairment charge reflects an impairment charge recognized on certain real estate assets located in Washington, which were acquired in the 2020 merger with Pope Resources.
(g)Adjusted EBITDA is a non-GAAP measure defined and reconciled in Performance and Liquidity Indicators.

	Three Months Ended September 30,		Nine Months Ended September 30,
Capital Expenditures By Segment (in millions of dollars)	2026	2025	2026	2025
Timber Capital Expenditures
Southern Timber
Reforestation, silviculture and other capital expenditures	$6.4	$7.0	$22.6	$17.9
Property taxes	3.5	2.2	8.7	5.9
Lease payments	0.4	0.1	0.5	0.4
Allocated overhead	2.3	1.6	6.2	4.4
Subtotal Southern Timber	$12.5	$10.9	$38.0	$28.6
Northwest Timber
Reforestation, silviculture and other capital expenditures	6.2	0.9	13.3	4.0
Property taxes	0.6	0.1	1.7	0.3
Allocated overhead	0.5	0.7	3.3	2.1
Subtotal Northwest Timber	$7.4	$1.7	$18.3	$6.3
Total Timber Segments Capital Expenditures	$19.9	$12.6	$56.3	$34.9
Wood Products	4.1	—	10.2	—
Real Estate	0.2	—	0.3	0.1
Corporate	3.1	—	3.4	—
Total Capital Expenditures	$27.3	$12.6	$70.1	$35.0

Timberland Acquisitions
Southern Timber (a)	$154.1	—	$154.1	—
Northwest Timber	0.1	—	0.1	—
Timberland Acquisitions	$154.3	—	$154.3	—

Real Estate Development Investments (b)	$7.2	$3.7	$16.8	$11.9

(a)Includes $142.7 million of timberlands acquired in exchange for timberlands sold (noncash), net of closing prorations; cash expenditures were $11.4 million.
(b)Represents investments in master infrastructure or entitlements in our real estate development projects. Real Estate Development Investments are amortized as the underlying properties are sold and included in Non-Cash Cost of Land and Improved Development.

	Three Months Ended September 30,		Nine Months Ended September 30,
Discontinued Operations *	2026	2025	2026	2025
Summary Financial Data by Historical Segment (in millions of dollars)
New Zealand Timber
Timber Sales	—	—	—	$101.6
Less: Cut and Haul	—	—	—	(42.1)
Less: Port and Freight	—	—	—	(30.7)
Net Stumpage Sales	—	—	—	$28.9
Non-Timber Sales	—	—	—	0.5
Total New Zealand Timber Sales	—	—	—	$102.2

Trading
Trading Sales	—	—	—	6.6
Non-Timber Sales	—	—	—	0.5
Total Trading Sales	—	—	—	$7.2

Total sales from discontinued operations	—	—	—	$109.3

Income from operations of discontinued operations, net of tax	—	—	—	$1.9
Gain on sale of discontinued operations	—	—	—	404.4
Income from discontinued operations	—	—	—	$406.3

*Due to our sale of the entities that held our entire 77% New Zealand joint venture interest, which was completed on June 30, 2025, New Zealand operating results are classified as Discontinued Operations in our Consolidated Financial Statements for the nine months ended September 30, 2025.

    The following tables summarize sales, operating income and Adjusted EBITDA variances for September 30, 2026 versus September 30, 2025 (millions of dollars):

Sales	Southern Timber		Northwest Timber		Wood Products		Real Estate		Intersegment Eliminations		Total
Three Months Ended September 30, 2025	$66.8		$19.9		—		$90.8		—		$177.5
Volume	42.8		47.0		—		(56.6)		—		33.2
Price	(7.8)		13.4		—		31.4		—		37.0
Non-timber sales (a)	5.8		0.3		—		—		—		6.1
Other	(0.2)	(b)	(7.0)	(b)	206.2	(c)	142.4	(d)	(29.6)	(e)	311.8
Three Months Ended September 30, 2026	$107.4		$73.6		$206.2		$208.0		($29.6)		$565.6

(a)For the Southern Timber segment, includes sales from carbon capture and storage ("CCS") and solar energy contracts.
(b)Includes variance due to stumpage versus delivered sales.
(c)Wood Products was a new segment beginning in Q1 2026.
(d)Includes a $145.0 million increase in Large Dispositions as well as deferred revenue adjustments, builder price participation, and other fees related to Improved Development sales, as well as residential and commercial lease revenue and revenue from our country club operations.
(e)Intersegment Eliminations represents logs sold from the Timber segments to Wood Products.

Sales	Southern Timber		Northwest Timber		Wood Products		Real Estate		Intersegment Eliminations		Total
Nine Months Ended September 30, 2025	$171.1		$65.5		—		$130.4		—		$367.0
Volume	132.0		88.6		—		(22.6)		—		198.0
Price	(17.0)		28.5		—		63.8		—		75.3
Non-timber sales (a)	17.5		1.3		—		—		—		18.8
Other	0.1	(b)	(12.2)	(b)	510.8	(c)	149.8	(d)	(68.8)	(e)	579.7
Nine Months Ended September 30, 2026	$303.7		$171.7		$510.8		$321.4		($68.8)		$1,238.8

(a)For the Southern Timber segment, includes sales from carbon capture and storage ("CCS") and solar energy contracts.
(b)Includes variance due to stumpage versus delivered sales.
(c)Wood Products was a new segment beginning in Q1 2026.
(d)Includes a $145.0 million increase in Large Dispositions as well as deferred revenue adjustments, builder price participation, and other fees related to Improved Development sales, as well as residential and commercial lease revenue and revenue from our country club operations.
(e)Intersegment Eliminations represents logs sold from the Timber segments to Wood Products.

Operating Income	Southern Timber	Northwest Timber	Wood Products	Real Estate	Corporate and Other	Intersegment Eliminations	Total
Three Months Ended September 30, 2025	$22.5	$1.8	—	$26.4	($9.0)	—	$41.7
Volume	5.2	12.2	—	(36.8)	—	—	(19.4)
Price (a)	(7.8)	13.4	—	31.4	—	—	37.0
Cost	(4.7)	(7.3)	—	5.3	(5.8)	—	(12.5)
Non-timber income (b)	6.1	0.2	—	—	—	—	6.3
Depreciation, depletion & amortization	(0.6)	(16.7)	—	(1.0)	(0.1)	—	(18.4)
Non-cash cost of land and improved development	—	—	—	17.9	—	—	17.9
Other (c)	—	—	11.6	91.0	(7.0)	(1.3)	94.3
Three Months Ended September 30, 2026	$20.7	$3.6	$11.6	$134.2	($21.9)	($1.3)	$146.9

(a)For Timber segments, price is presented on a gross basis and reflects prices excluding logging, hauling, and shipping costs. For Real Estate, price is presented net of cash closing costs.
(b)For the Southern Timber segment, includes income from carbon capture and storage (“CCS”) and solar energy contracts.
(c)Wood Products was a new segment beginning in Q1 2026. Real Estate includes a $90.6 million increase in operating income from Large Dispositions in the current year period and a $7.0 million asset impairment charge in the prior year period. Real Estate also includes deferred revenue adjustments, builder price participation, and other fees related to Improved Development sales, as well as residential and commercial lease revenue and revenue from our country club operations. Corporate and Other includes $7.0 million of costs related to the merger with PotlatchDeltic in the current year period. Intersegment Eliminations reflects the elimination of profit on log sales from the Timber segments to Wood Products that remain in inventory at the end of the period.

Operating Income	Southern Timber	Northwest Timber	Wood Products	Real Estate	Corporate and Other	Intersegment Eliminations	Total
Nine Months Ended September 30, 2025	$45.3	$3.5	—	$35.2	($27.7)	—	$56.3
Volume	20.5	20.1	—	(13.6)	—	—	27.0
Price (a)	(17.0)	28.5	—	63.8	—	—	75.3
Cost	(10.0)	(17.8)	—	2.2	(18.4)	—	(44.0)
Non-timber income (b)	18.1	1.2	—	—	—	—	19.3
Depreciation, depletion & amortization	(13.4)	(19.7)	—	(4.9)	(0.5)	—	(38.5)
Non-cash cost of land and improved development	—	—	—	14.8	—	—	14.8
Other (c)	(2.3)	—	25.8	92.3	(86.7)	(3.3)	25.8
Nine Months Ended September 30, 2026	$41.2	$15.8	$25.8	$189.8	($133.3)	($3.3)	$135.9

(a)For Timber segments, price is presented on a gross basis and reflects prices excluding logging, hauling, and shipping costs. For Real Estate, price is presented net of cash closing costs.
(b)For the Southern Timber segment, includes income from carbon capture and storage (“CCS”) and solar energy contracts.
(c)Southern Timber includes $2.3 million of timber write-offs resulting from casualty events in the current year period. Wood Products was a new segment beginning in Q1 2026. Real Estate includes a $90.6 million increase in operating income from Large Dispositions in the current year period and a $7.0 million asset impairment charge in the prior year period. Real Estate also includes deferred revenue adjustments, builder price participation, and other fees related to Improved Development sales, as well as residential and commercial lease revenue and revenue from our country club operations. Corporate and Other includes $87.8 million of costs related to the merger with PotlatchDeltic in the current year period, compared to $1.1 million of restructuring charges in the prior year period. Intersegment Eliminations reflects the elimination of profit on log sales from the Timber segments to Wood Products that remain in inventory at the end of the period.

Adjusted EBITDA (a)	Southern Timber	Northwest Timber	Wood Products	Real Estate	Corporate and Other	Intersegment Eliminations	Total
Three Months Ended September 30, 2025	$42.7	$6.4	—	$73.8	($8.6)	—	$114.3
Volume	16.1	19.6	—	(55.2)	—	—	(19.5)
Price (b)	(7.8)	13.4	—	31.4	—	—	37.0
Cost	(4.7)	(7.3)	—	5.3	(5.8)	—	(12.5)
Non-timber income (c)	6.1	0.2	—	—	—	—	6.3
Other (d)	—	—	27.0	(6.8)	—	(1.3)	18.9
Three Months Ended September 30, 2026	$52.4	$32.3	$27.0	$48.5	($14.4)	($1.3)	$144.6

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

Adjusted EBITDA (a)	Southern Timber	Northwest Timber	Wood Products	Real Estate	Corporate and Other	Intersegment Eliminations	Total
Nine Months Ended September 30, 2025	$98.1	$19.1	—	$94.4	($25.4)	—	$186.2
Volume	61.3	36.2	—	(21.9)	—	—	75.6
Price (b)	(17.0)	28.5	—	63.8	—	—	75.3
Cost	(10.0)	(17.8)	—	2.2	(18.4)	—	(44.0)
Non-timber income (c)	18.1	1.2	—	—	—	—	19.3
Other (d)	—	—	58.9	(5.5)	—	(3.3)	50.1
Nine Months Ended September 30, 2026	$150.5	$67.2	$58.9	$133.0	($43.8)	($3.3)	$362.4

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

SOUTHERN TIMBER
    Third quarter sales of $107.4 million increased $40.6 million, or 61%, versus the prior year period. Harvest volumes increased 56% to 3.02 million tons versus 1.94 million tons in the prior year period, primarily driven by 1.4 million tons of incremental volume from the PotlatchDeltic timberlands. Average delivered pine sawtimber prices decreased to $45.31 per ton versus $47.45 per ton in the prior year period, primarily reflecting a shift in geographic mix from the expansion of our Southern Timber footprint, as well as modestly softer market conditions. Average delivered pine pulpwood prices decreased to $31.14 per ton versus $36.47 per ton in the prior year period, reflecting geographic mix impacts and generally weaker pulpwood market conditions. Weighted-average prices on stumpage sales (including hardwood) decreased to $15.33 per ton versus $20.20 per ton in the prior year period. Operating income of $20.7 million decreased $1.9 million versus the prior year period due to lower prices ($7.8 million), higher costs ($4.7 million), and higher depletion expense ($0.6 million), partially offset by higher non-timber income ($6.1 million) and higher volumes ($5.2 million). Third quarter Adjusted EBITDA of $52.4 million was 23%, or $9.7 million, above the prior year period.

Year-to-date sales of $303.7 million increased $132.6 million, or 78%, versus the prior year period. Harvest volumes increased 79% to 9.16 million tons versus 5.12 million tons in the prior year period, primarily driven by 3.9 million tons of incremental volume from the PotlatchDeltic timberlands. Average delivered pine sawtimber prices decreased to $44.78 per ton versus $47.66 per ton in the prior year period, primarily reflecting changes in geographic mix associated with the expanded Southern Timber footprint, as well as modestly weaker market conditions. Average delivered pine pulpwood prices decreased to $30.57 per ton versus $37.18 per ton in the prior year period, reflecting geographic mix impacts from the expanded footprint, as well as softer pulpwood markets. Overall, weighted-average prices on stumpage sales (including hardwood) decreased to $15.79 per ton versus $19.22 per ton in the prior year period, largely attributable to the geographic mix shift due to the merger. Operating income of $41.2 million decreased $4.1 million versus the prior year period due to lower prices ($17.0 million), higher depletion expense ($13.4 million), higher costs ($10.0 million) and a timber write-off resulting from a casualty event in the second quarter ($2.3 million), partially offset by higher volumes ($20.5 million) and higher non-timber income ($18.1 million). Year-to-date Adjusted EBITDA of $150.5 million was 53%, or $52.4 million, above the prior year period.
NORTHWEST TIMBER
Third quarter sales of $73.6 million increased $53.7 million, or 269%, versus the prior year period. Harvest volumes increased 171% to 571,000 tons versus 210,000 tons in the prior year period, driven by 368,000 tons of incremental volume from the PotlatchDeltic timberlands. Average delivered prices for sawtimber increased to $129.12 per ton versus $100.16 per ton in the prior year period, primarily reflecting geographic mix due to the addition of Idaho sawtimber, which more than offset modestly lower prices in the Pacific Northwest. Operating income of $3.6 million increased $1.9 million versus the prior year period due to higher prices ($13.4 million), higher volumes ($12.2 million), and higher non-timber income ($0.2 million), partially offset by higher depletion expense ($16.7 million) and higher costs ($7.3 million). The elevated depletion expense recognized in the third quarter primarily reflects a cumulative catch-up adjustment related to revisions to the preliminary purchase price allocation for the PotlatchDeltic merger. Third quarter Adjusted EBITDA of $32.3 million was $25.9 million above the prior year period.

Year-to-date sales of $171.7 million increased $106.1 million, or 162%, versus the prior year period. Harvest volumes increased 110% to 1.51 million tons versus 719,000 tons in the prior year period, primarily driven by 847,000 tons of incremental volume from the PotlatchDeltic timberlands. Average delivered prices for sawtimber increased to $117.91 per ton versus $95.37 per ton in the prior year period, primarily reflecting geographic mix due to the addition of Idaho sawtimber, which more than offset modestly lower prices in the Pacific Northwest. Operating income of $15.8 million increased $12.3 million versus the prior year period due to higher prices ($28.5 million), higher volumes ($20.1 million) and higher non-timber income ($1.2 million), partially offset by higher depletion expense ($19.7 million) and higher costs ($17.8 million). Year-to-date depletion expense includes a cumulative catch-up adjustment recognized in the third quarter related to revisions to the preliminary purchase price allocation for the PotlatchDeltic merger. Year-to-date Adjusted EBITDA of $67.2 million was 251%, or $48.1 million, above the prior year period.

WOOD PRODUCTS
Third quarter sales totaled $206.2 million, consisting of $172.5 million of lumber sales and $33.7 million of plywood, residual, and other sales. Lumber price realizations remained strong during the third quarter as import duties and tariffs, mill curtailments, and trucking shortages constricted supply. Lumber shipments totaled 327 MMBF, with average lumber price realizations of $528 per thousand board feet. Third quarter operating income and Adjusted EBITDA were $11.6 million and $27.0 million, respectively.
Year-to-date sales totaled $510.8 million, consisting of $418.3 million of lumber sales and $92.5 million of plywood, residual, and other sales. Lumber price realizations improved sequentially throughout the year, as capacity curtailments and seasonal restocking drove higher prices in the first quarter, and import duties and tariffs, mill curtailments, and trucking shortages constricted supply in the second and third quarters. Lumber shipments totaled 840 MMBF, with average lumber price realizations of $498 per thousand board feet. Year-to-date operating income and Adjusted EBITDA were $25.8 million and $58.9 million, respectively.
REAL ESTATE
Third quarter sales of $208.0 million increased $117.2 million versus the prior year period, while operating income of $134.2 million increased $107.8 million versus the prior year period. Third quarter sales and operating income included $145.0 million and $90.6 million, respectively, from Large Dispositions. Sales and operating income increased primarily due to higher acres sold (43,123 acres sold versus 23,348 acres sold in the prior year period) and higher weighted-average prices ($4,687 per acre versus $3,486 per acre in the prior year period).
Improved Development sales of $12.2 million included $6.1 million from the Chenal Valley development project in Little Rock, Arkansas, $5.2 million from the Wildlight development project north of Jacksonville, Florida, and $0.8 million from the Heartwood development project south of Savannah, Georgia.
Unimproved Development sales of $19.3 million consisted of 1,730 acres at an average price of $11,177 per acre, including a 1,720-acre sale in St. Johns County, Florida for $10,809 per acre. There were no Unimproved Development sales in the prior year period.
Rural sales of $25.6 million consisted of 5,135 acres at an average price of $4,984 per acre. This compares to prior year period sales of $7.3 million, which consisted of 1,520 acres at an average price of $4,811 per acre.
There were no Timberland & Non-Strategic sales in the third quarter, while the prior year period included sales of $53.5 million, consisting of 21,601 acres at an average price of $2,477 per acre.
Third quarter Adjusted EBITDA of $48.5 million decreased $25.3 million versus the prior year period.
Year-to-date sales of $321.4 million increased $191.1 million versus the prior year period, while operating income of $189.8 million increased $154.6 million versus the prior year period. Year-to-date sales and operating income included $145.0 million and $90.6 million, respectively, from Large Dispositions in the third quarter. The prior year period operating income included a $7.0 million asset impairment charge. Sales and operating income increased in the first nine months primarily due to higher acres sold (58,318 acres sold versus 27,642 acres sold in the prior year period), as well as higher weighted-average prices ($5,235 per acre versus $4,239 per acre in the prior year period). Year-to-date Adjusted EBITDA of $133.0 million increased $38.6 million versus the prior year period.
OTHER ITEMS
CORPORATE AND OTHER EXPENSE
    Third quarter corporate and other operating expenses of $21.9 million increased $12.9 million versus the prior year period, primarily reflecting the larger scale of the combined company and $7.0 million of costs related to the merger with PotlatchDeltic.
Year-to-date corporate and other operating expenses of $133.3 million increased $105.6 million versus the prior year period, primarily reflecting the larger scale of the combined company and $87.8 million of costs related to the merger with PotlatchDeltic. The prior year period included $1.1 million of restructuring charges.
INTEREST EXPENSE, NET
    Third quarter and year-to-date interest expense of $16.7 million and $47.9 million increased $9.9 million and $28.2 million, respectively, versus the prior year period, primarily due to incremental debt assumed in the merger with PotlatchDeltic.
INTEREST INCOME

Third quarter interest income of $4.0 million decreased $5.8 million versus the prior year period, primarily due to a lower average cash balance as a result of share repurchases, debt repayments and merger-related expenditures.
Year-to-date interest income of $16.0 million increased $1.0 million versus the prior year period. A higher average cash balance in the first half of 2026 following the sale of the Company’s New Zealand joint venture interest in the second quarter of 2025 was partially offset by a lower average cash balance in the third quarter of 2026 as a result of share repurchases, debt repayments and merger-related expenditures.
OTHER MISCELLANEOUS EXPENSE, NET
Third quarter other miscellaneous expense of $2.5 million compares to prior year period other miscellaneous expense of $1.0 million.
Year-to-date other miscellaneous expense of $2.2 million compares to prior period other miscellaneous expense of $3.4 million, which included $1.7 million of net costs associated with legal settlements.
INCOME TAX (EXPENSE) BENEFIT
    Third quarter income tax expense of $7.8 million was primarily driven by income generated from the Company’s Wood Products and Real Estate development businesses.
Year-to-date income tax benefit of $28.9 million versus $0.3 million of income tax expense in the prior year period was primarily driven by a $40.3 million benefit associated with the release of a valuation allowance, partially offset by income tax expense on income generated from the Company’s Wood Products and Real Estate development businesses. The valuation allowance was primarily related to net operating losses generated by our taxable REIT subsidiary, which are now expected to be utilized following the merger with PotlatchDeltic.
INCOME FROM DISCONTINUED OPERATIONS
Discontinued operations relates to the sale of our New Zealand joint venture, which was completed on June 30, 2025. There was no income from discontinued operations in the first nine months of 2026.
The prior period year-to-date income of $406.3 million included a $404.4 million gain on the sale of our New Zealand joint venture interest and $1.9 million of income from operations of discontinued operations, net of tax. See Note 3 — Discontinued Operations for additional information.
SHARE REPURCHASES
During the third quarter, the Company repurchased approximately 2.8 million shares at an average price of $21.00 per share, or $59.8 million in total. As of September 30, 2026, the Company had $66.2 million remaining on its 2024 share repurchase authorization. On November 3, 2026, the Company’s Board of Directors approved a new $300 million share repurchase authorization, which is incremental to the remaining capacity under the 2024 authorization. See Note 1 — Basis of Presentation for additional information regarding this subsequent event.
Year-to-date, the Company repurchased approximately 7.8 million shares at an average price of $20.97 per share, or $163.2 million in total.

OUTLOOK
In our Southern Timber segment, we expect full-year harvest volumes of 12.2 to 12.4 million tons, with anticipated harvest volumes of 3.0 to 3.2 million tons in the fourth quarter. We expect regional sawtimber and pulpwood prices to remain relatively stable for the fourth quarter compared to the third quarter. However, full-year and quarterly average pine prices for the combined company’s Southern Timber segment are expected to be lower than the standalone prices for Rayonier in the prior year based on the geographic mix of the combined company.
In our Northwest Timber segment, we expect full-year harvest volumes of 2.0 to 2.1 million tons, with anticipated harvest volumes of 500,000 to 550,000 tons in the fourth quarter. We expect overall sawtimber prices to be lower in the fourth quarter compared to the third quarter, primarily due to lower sawlog prices in Idaho. We also continue to expect that full-year 2026 average log pricing for the combined company’s Northwest Timber segment will be higher than the standalone pricing for Rayonier in the prior year.
In our Wood Products segment, we continue to expect lumber shipments to total approximately 1.1 billion board feet for the 11 months of contribution in 2026, including approximately 295 to 305 million board feet in the fourth quarter. We expect fourth quarter lumber realizations to be lower than the third quarter, reflecting softer market conditions and typical seasonal demand patterns.
In our Real Estate segment, momentum has continued, and we maintain a strong pipeline of rural and improved development land sales for the remainder of the year.

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
SUMMARY OF LIQUIDITY AND FINANCING COMMITMENTS

	September 30,	December 31,
(millions of dollars)	2026	2025
Cash and cash equivalents	$361.4	$842.9
Total debt (a)	1,859.5	1,050.0
Noncontrolling interests in the Operating Partnership	38.4	40.5
Shareholders’ equity	5,233.4	2,209.7
Total capitalization (total debt plus permanent and temporary equity)	7,131.3	3,300.2
Debt to capital ratio	26%	32%
Net debt to enterprise value (b)(c)	22%	6%

(a)Total debt as of September 30, 2026 and December 31, 2025 reflects principal on long-term debt and current maturities of long-term debt, gross of deferred financing costs and unamortized discounts.
(b)Net debt is calculated as total debt less cash and cash equivalents.
(c)Enterprise value based on market capitalization (including Rayonier, L.P. “OP” units) plus net debt based on Rayonier’s share price of $18.36 and $21.65 as of September 30, 2026 and December 31, 2025, respectively.

CASH FLOWS
The following table summarizes our cash flows from operating, investing and financing activities for the nine months ended September 30, 2026 and 2025:

(millions of dollars)	2026	2025
Cash provided by (used for):
Operating activities	$252.2	$204.9
Investing activities	(96.0)	642.9
Financing activities	(637.8)	(272.1)

CASH PROVIDED BY OPERATING ACTIVITIES
    Cash provided by operating activities increased $47.3 million from the prior year period, primarily due to improved operating results and contributions from the legacy PotlatchDeltic operations, partially offset by merger-related costs and working capital changes.
CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES
    Cash used for investing activities was $96.0 million in the current period compared to cash provided by investing activities of $642.9 million in the prior year period. This is due to net proceeds from the sale of the New Zealand joint venture interest in the prior year period ($688.3 million), higher capital expenditures from continuing operations ($35.1 million), the net cash consideration transferred in our merger with PotlatchDeltic ($24.8 million), higher cash used for timberland acquisitions ($11.5 million) and higher real estate development investments ($4.9 million), partially offset by interest received under swaps with other-than-insignificant financing elements ($16.6 million), lower capital expenditures from discontinued operations ($7.1 million), higher cash provided by the sale of property, plant and equipment and other investing activities ($1.0 million) and higher proceeds from Large Dispositions ($0.9 million).

CASH USED FOR FINANCING ACTIVITIES
    Cash used for financing activities increased $365.7 million from the prior year period. The increase was due to repayments of debt ($227.5 million), higher share repurchases ($96.2 million), higher dividends paid on common shares ($41.0 million), primarily due to an increase in outstanding shares from the PotlatchDeltic merger, higher finance lease payments ($3.5 million), payments for Operating Partnership unit redemptions ($1.4 million) and equity issuance costs ($1.1 million), partially offset by lower distributions to noncontrolling interests in consolidated affiliates ($3.1 million), lower distributions to noncontrolling interests in the Operating Partnership ($1.2 million) and lower debt issuance costs ($0.8 million).
FUTURE USES OF CASH
We expect future uses of cash to include working capital requirements, principal and interest payments on long-term debt, lease payments, capital expenditures, real estate development investments, acquisitions, dividends on Rayonier Inc. common shares and distributions on Rayonier, L.P. units, repurchases of the Company’s common shares, or other expenditures as needed.

Significant long-term uses of cash include the following (in millions):

Future uses of cash (in millions)	Total	Payments Due by Period
		2026	2027-2028	2029-2030	Thereafter
Long-term debt (a)	$1,720.7	—	$300.0	$574.7	$846.0
Current maturities of long-term debt (b)	138.8	—	138.8	—	—
Interest payments on long-term debt (c)	373.4	26.2	164.4	99.9	82.9
Operating leases — timberland (d)	21.4	2.2	5.2	4.2	9.8
Operating leases — PP&E, offices (d)	23.2	0.9	6.3	4.1	11.9
Finance leases — PP&E (d)	13.8	1.6	9.0	3.1	0.1
Commitments — real estate projects (e)	75.0	14.1	49.0	4.5	7.4
Commitments — environmental remediation (f)	9.6	2.0	4.8	0.7	2.1
Commitments — cutting contracts (g)	18.8	4.6	11.2	2.3	0.7
Commitments — other (h)	20.5	6.3	12.9	1.3	—
Total	$2,415.2	$57.9	$701.6	$694.8	$960.9

(a)The book value of long-term debt, net of deferred financing costs and unamortized discounts, is recorded at $1,716.7 million on our Consolidated Balance Sheets, but upon maturity the liability will be $1,720.7 million. See Note 8 — Debt for additional information.
(b)The book value of current maturities of long-term debt is recorded at $138.8 million on our Consolidated Balance Sheets.
(c)Projected interest payments for variable-rate debt were calculated based on outstanding principal amounts and interest rates as of September 30, 2026 and excludes the impact of hedging.
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

EXPECTED 2026 EXPENDITURES
Capital expenditures in 2026 are expected to range between $100 million and $104 million, excluding strategic acquisitions. Capital expenditures primarily consist of seedling planting, fertilization and other silvicultural activities; maintenance and discretionary capital projects at our Wood Products facilities; property taxes; lease payments; and allocated overhead. Aside from these recurring expenditures, we continue to actively evaluate opportunistic investments.
We anticipate real estate development investments in 2026 to range between $26 million and $30 million, net of reimbursements from community development bonds. These investments are primarily related to Wildlight, our mixed-use community development project located north of Jacksonville, Florida; Heartwood, our mixed-use development project located in Richmond Hill just south of Savannah, Georgia; and our master-planned community at Chenal Valley in Little Rock, Arkansas.
Our 2026 dividend payments on Rayonier Inc. common shares and distributions to Rayonier, L.P. unitholders are expected to be approximately $313 million and $2 million, respectively, assuming no change in the quarterly dividend rate of $0.26 per share or partnership unit, or material changes in the number of shares or partnership units outstanding.
Cash contributions to the qualified pension plan in 2026 are expected to total approximately $7.3 million, all of which was contributed during the nine months ended September 30, 2026. Additionally, the nonqualified plans are unfunded; expected benefit payments to be made directly by Rayonier in 2026 are approximately $2.7 million. Expected other postretirement benefit payments in 2026 are approximately $1.8 million. See Note 18 — Pension and Other Postretirement Employee Benefits for additional information.
Future share repurchases, if any, will depend on the Company’s liquidity and cash flow, general market conditions, and other considerations, including capital allocation priorities.
OFF-BALANCE SHEET ARRANGEMENTS
We utilize off-balance sheet arrangements to provide credit support for certain suppliers and vendors, in case of their default on critical obligations, collateral for outstanding claims under our current and former workers’ compensation self-insurance programs, and financial assurance for performance obligations related to timber sales and harvesting operations, real estate development, and environmental remediation. These arrangements consist of standby letters of credit and surety bonds. As part of our ongoing operations, we also periodically issue guarantees to third parties. These off-balance sheet arrangements are not considered a source of liquidity or capital resources and do not expose us to material risks or material unfavorable financial impacts. See Note 14 — Guarantees for details on the letters of credit and surety bonds as of September 30, 2026.

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
On February 13, 2026, in connection with the merger with PotlatchDeltic Corporation, the Company executed a Second Supplemental Indenture pursuant to which PotlatchDeltic Forest Holdings, LLC, PotlatchDeltic Land & Lumber, LLC, PotlatchDeltic Timber, LLC, PotlatchDeltic REIT Southeastern, LLC, and PotlatchDeltic Manufacturing, LLC (collectively, the “PotlatchDeltic Guarantors”) became additional guarantors of the Senior Notes due 2031. The Senior Notes due 2031 are now guaranteed, jointly and severally, by Rayonier Inc., Rayonier TRS Holdings Inc., Rayonier Operating Company, LLC, and the PotlatchDeltic Guarantors (collectively, the “Guarantors”).
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
Because the PotlatchDeltic Guarantors joined the obligor group during the first quarter of 2026, the summarized financial information as of September 30, 2026 reflects the expanded obligor group, while the December 31, 2025 information reflects only Rayonier, L.P. and the original three guarantors. The two periods are therefore not presented on a comparable obligor-group basis.
The summarized balance sheet information for the consolidated obligor group of debt issued by Rayonier, L.P. for the nine months ended September 30, 2026 and year ended December 31, 2025 are provided in the table below:

(in millions)	September 30, 2026	December 31, 2025
Current assets	$547.7	$854.0
Non-current assets	661.1	65.3
Current liabilities	269.7	221.2
Non-current liabilities	3,785.0	2,518.0
Due to non-guarantors	1,935.5	1,650.6
The summarized results of operations information for the consolidated obligor group of debt issued by Rayonier, L.P. for the nine months ended September 30, 2026 and year ended December 31, 2025 are provided in the table below:

(in millions)	September 30, 2026	December 31, 2025
Cost and expenses	($796.6)	($37.4)
Operating loss	(71.1)	(37.4)
Net loss	(96.3)	(39.2)
Revenue from non-guarantors	512.9	593.8

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
Management uses Adjusted EBITDA as a performance measure. Adjusted EBITDA is a non-GAAP measure that management uses to make strategic decisions about the business and that investors can use to evaluate the operational performance of the assets under management. It excludes specific items that management believes are not indicative of the Company’s ongoing operating results. We define Adjusted EBITDA as earnings before interest, taxes, depreciation, depletion, amortization, the non-cash cost of land and improved development, non-operating expense, costs related to the merger with PotlatchDeltic, timber write-offs resulting from casualty events, an inventory purchase price adjustment in cost of sales, income from operations of discontinued operations, gain on sale of discontinued operations, asset impairment charges, restructuring charges and Large Dispositions.
Effective July 1, 2026, we revised our definition of Large Dispositions to sales of productive timberland, driven by portfolio management and/or capital allocation considerations, that exceed $50 million and do not reflect a premium attributable to a higher and better use (such as a rural, development or conservation use). Previously, Large Dispositions were defined as sales of productive timberland assets that exceeded $20 million in size and did not reflect a demonstrable premium relative to timberland value. We revised the definition to reflect the increased scale of our timberland portfolio following the merger with PotlatchDeltic, and we believe the revised definition better distinguishes transactions that are not indicative of our ongoing operating performance. The revised definition had no effect on the periods presented.
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

We reconcile Adjusted EBITDA to Net Income for the consolidated Company and to Operating Income for the segments, as those are the most comparable GAAP measures for each. The following table provides a reconciliation of Net Income to Adjusted EBITDA for the respective periods (in millions of dollars):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income to Adjusted EBITDA Reconciliation
Net Income	$123.9	$43.7	$130.7	$454.2
Interest, net and miscellaneous expense (income)	12.7	(3.0)	31.9	4.7
Income tax expense (benefit) (a)	7.8	—	(28.9)	0.3
Depreciation, depletion and amortization	80.3	34.8	206.9	81.7
Non-cash cost of land and improved development	1.0	30.7	19.0	40.0
Non-operating expense (b)	2.5	1.0	2.2	3.4
Large Dispositions (c)	(90.6)	—	(90.6)	—
Costs related to the merger with PotlatchDeltic (d)	7.0	—	87.8	—
Timber write-offs resulting from casualty events (e)	—	—	2.3	—
Inventory purchase price adjustment in cost of sales (f)	—	—	1.2	—
Asset impairment charge (g)	—	7.0	—	7.0
Restructuring charges (h)	—	—	—	1.1
Income from operations of discontinued operations, net of tax (i)	—	—	—	(1.9)
Gain on sale of discontinued operations (j)	—	—	—	(404.4)
Adjusted EBITDA	$144.6	$114.3	$362.4	$186.2

(a)The nine months ended September 30, 2026 includes a $40.3 million tax benefit from the release of a valuation allowance.
(b)The nine months ended September 30, 2025 includes $1.7 million of net costs associated with legal settlements.
(c)Large Dispositions are defined as sales of productive timberland, driven by portfolio management and/or capital allocation considerations, that exceed $50 million and do not reflect a premium attributable to a higher and better use (such as a rural, development or conservation use).
(d)Costs related to the merger with PotlatchDeltic include professional services fees, employee-related costs, accelerated stock-based compensation, and other integration-related costs incurred in connection with the merger, which closed on January 30, 2026.
(e)Timber write-offs resulting from casualty events includes the write-off of merchantable and pre-merchantable timber volume damaged by casualty events that cannot be salvaged.
(f)Inventory purchase price adjustment in cost of sales reflects a non-cash, one-time charge reflecting the excess of fair value over PotlatchDeltic’s historical cost on acquired finished goods inventory sold post-closing.
(g)Asset impairment charge reflects an impairment charge recognized on certain real estate assets located in Washington, which were acquired in the 2020 merger with Pope Resources.
(h)Restructuring charges include severance costs related to workforce optimization initiatives.
(i)Income from operations of discontinued operations, net of tax includes income generated by the Company's New Zealand joint venture interest, which was classified as discontinued operations prior to its June 30, 2025 disposition.
(j)Gain on sale of discontinued operations reflects the net gain recognized on the sale of the Company’s New Zealand joint venture interest.

The following tables provide a reconciliation of Operating Income by segment to Adjusted EBITDA by segment for the respective periods (in millions of dollars):

Three Months Ended	Southern Timber	Northwest Timber	Wood Products	Real Estate	Corporate and Other	Intersegment Eliminations	Total
September 30, 2026
Operating income	$20.7	$3.6	$11.6	$134.2	($21.9)	($1.3)	$146.9
Depreciation, depletion and amortization	31.7	28.6	15.4	4.0	0.5	—	80.3
Non-cash cost of land and improved development	—	—	—	1.0	—	—	1.0
Costs related to the merger with PotlatchDeltic (a)	—	—	—	—	7.0	—	7.0
Large Dispositions (b)	—	—	—	(90.6)	—	—	(90.6)
Adjusted EBITDA	$52.4	$32.3	$27.0	$48.5	($14.4)	($1.3)	$144.6

September 30, 2025
Operating income	$22.5	$1.8	—	$26.4	($9.0)	—	$41.7
Depreciation, depletion and amortization	20.1	4.6	—	9.6	0.4	—	34.8
Non-cash cost of land and improved development	—	—	—	30.7	—	—	30.7
Asset impairment charge (c)	—	—	—	7.0	—	—	7.0
Adjusted EBITDA	$42.7	$6.4	—	$73.8	($8.6)	—	$114.3

(a)Costs related to the merger with PotlatchDeltic include professional services fees, employee-related costs, accelerated stock-based compensation, and other integration-related costs incurred in connection with the merger, which closed on January 30, 2026.
(b)Large Dispositions are defined as sales of productive timberland, driven by portfolio management and/or capital allocation considerations, that exceed $50 million and do not reflect a premium attributable to a higher and better use (such as a rural, development or conservation use).
(c)Asset impairment charge reflects an impairment charge recognized on certain real estate assets located in Washington, which were acquired in the 2020 merger with Pope Resources.

Nine Months Ended	Southern Timber	Northwest Timber	Wood Products	Real Estate	Corporate and Other	Intersegment Eliminations	Total
September 30, 2026
Operating income	$41.2	$15.8	$25.8	$189.8	($133.3)	($3.3)	$135.9
Depreciation, depletion and amortization	107.0	51.4	31.9	14.9	1.7	—	206.9
Non-cash cost of land and improved development	—	—	—	19.0	—	—	19.0
Costs related to the merger with PotlatchDeltic (a)	—	—	—	—	87.8	—	87.8
Timber write-offs resulting from casualty events (b)	2.3	—	—	—	—	—	2.3
Inventory purchase price adjustment in cost of sales (c)	—	—	1.2	—	—	—	1.2
Large Dispositions (d)	—	—	—	(90.6)	—	—	(90.6)
Adjusted EBITDA	$150.5	$67.2	$58.9	$133.0	($43.8)	($3.3)	$362.4

September 30, 2025
Operating income	$45.3	$3.5	—	$35.2	($27.7)	—	$56.3
Depreciation, depletion and amortization	52.8	15.6	—	12.1	1.3	—	81.7
Non-cash cost of land and improved development	—	—	—	40.0	—	—	40.0
Asset impairment charge (e)	—	—	—	7.0	—	—	7.0
Restructuring charges (f)	—	—	—	—	1.1	—	1.1
Adjusted EBITDA	$98.1	$19.1	—	$94.4	($25.4)	—	$186.2

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
(d)Large Dispositions are defined as sales of productive timberland, driven by portfolio management and/or capital allocation considerations, that exceed $50 million and do not reflect a premium attributable to a higher and better use (such as a rural, development or conservation use).
(e)Asset impairment charge reflects an impairment charge recognized on certain real estate assets located in Washington, which were acquired in the 2020 merger with Pope Resources.
(f)Restructuring charges include severance costs related to workforce optimization initiatives.

The following table provides a reconciliation of Cash Provided by Operating Activities to Adjusted CAD (in millions of dollars):

	Nine Months Ended September 30,
	2026	2025
Cash provided by operating activities	$252.2	$204.9
Costs related to the merger with PotlatchDeltic (a)	87.8	—
Capital expenditures (b)	(70.1)	(35.0)
Working capital and other balance sheet changes	17.5	(7.5)
Cash provided by operating activities from discontinued operations	—	(8.9)
CAD	$287.4	$153.5
Mandatory debt repayments	(227.5)	—
Adjusted CAD	$59.9	$153.5

Cash (used for) provided by investing activities	($96.0)	$642.9
Cash used for financing activities	($637.8)	($272.1)

(a)Costs related to the merger with PotlatchDeltic include professional services fees, employee-related costs, accelerated stock-based compensation, and other integration-related costs incurred in connection with the merger, which closed on January 30, 2026.
(b)Capital expenditures exclude timberland acquisitions and real estate development investments.

The following table provides supplemental cash flow data (in millions of dollars):

	Nine Months Ended September 30,
	2026	2025
Real Estate Development Investments	($16.8)	($11.9)
Purchase of timberlands	(11.5)	—
Distributions to noncontrolling interests in consolidated affiliates	—	(3.1)

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
Interest Rate Risk
    We are exposed to interest rate risk through our variable-rate debt, driven by changes in SOFR. To manage this exposure, we utilize interest rate swaps to convert existing and anticipated future floating-rate borrowings under our term credit agreements to fixed rates. As of September 30, 2026, we had $1.4 billion of variable-rate debt outstanding, which was fully hedged by interest rate swaps with an aggregate notional amount of $1.4 billion. Consequently, a hypothetical one-percentage point increase/decrease in interest rates would result in no corresponding change to our interest payments or interest expense over a 12-month period. Refer to Note 9 — Derivative Financial Instruments and Hedging Activities for additional information regarding these interest rate swaps.
    The fair market value of our fixed-interest rate debt is also subject to interest rate risk. As of September 30, 2026, the estimated fair value of our fixed-rate debt was $391.1 million, compared to a principal amount of $450.0 million. We estimate the fair value of our debt using market interest rates for debt with similar terms and maturities. Generally, the fair market value of fixed-rate debt increases as interest rates fall and decreases as interest rates rise. A hypothetical one-percentage point increase/decrease in prevailing interest rates at September 30, 2026 would result in a corresponding decrease/increase in the fair value of our fixed-rate debt of approximately $16 million and $17 million, respectively.
    We estimate the weighted-average effective interest rate on our combined fixed and variable-rate debt to be approximately 2.3%. This estimate accounts for the impact of interest rate swaps and the reduction in cost provided by estimated patronage, and excludes unused commitment fees related to our Revolving Credit Facility.
    The following table summarizes our outstanding debt, interest rate swaps, and average interest rates by year of expected maturity, along with the respective fair values at September 30, 2026:

(Dollars in thousands)	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Variable-rate debt:
Principal amounts	—	$138,750	$300,000	$390,000	$184,750	$396,000	$1,409,500	$1,409,500
Average interest rate (a)(b)	—	5.68%	5.44%	5.50%	5.75%	5.97%	5.67%
Fixed-rate debt:
Principal amounts	—	—	—	—	—	$450,000	$450,000	$391,050
Average interest rate (b)	—	—	—	—	—	2.75%	2.75%
Interest rate swaps:
Notional amount	—	$138,750	$300,000	$390,000	$184,750	$396,000	$1,409,500	$156,033
Average pay rate (b)	—	0.50%	1.84%	0.64%	0.71%	1.62%	1.17%
Average receive rate (c)	—	3.68%	3.69%	3.69%	3.68%	3.69%	3.69%

(a)    Excludes estimated patronage refunds.
(b)    Interest rates as of September 30, 2026.
(c)    Weighted average of (i) Daily Simple SOFR rate on a 25-day lookback and (ii) 1-Month Term SOFR rate, each as of September 30, 2026, weighted by the respective notional amounts.

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
Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including the Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of September 30, 2026.
CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
On January 30, 2026, the Company completed its merger with PotlatchDeltic. In connection with the merger, management is in the process of assessing the internal control environment of the acquired operations. Consistent with SEC guidance, we may exclude PotlatchDeltic's internal controls from our assessment of internal control over financial reporting in our Annual Report on Form 10-K for the year ending December 31, 2026, subject to required disclosures regarding the significance of the excluded operations. We will include PotlatchDeltic's internal controls within the scope of our assessment no later than our Annual Report on Form 10-K for the fiscal year ending December 31, 2027. We have implemented appropriate oversight procedures to monitor internal controls during the integration period. Other than activities related to the integration of PotlatchDeltic, there were no other changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of September 30, 2026, PotlatchDeltic constituted 61% of the Company’s total assets and approximately 52% and 60% of the Company’s revenues for the three and nine months ended September 30, 2026, respectively.

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
Based on an evaluation of the Operating Partnership’s disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q, our management, including Rayonier’s Chief Executive Officer and Chief Financial Officer, concluded the design and operation of the disclosure controls and procedures were effective as of September 30, 2026.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
On January 30, 2026, the Operating Partnership completed its merger with PotlatchDeltic. In connection with the merger, management is in the process of assessing the internal control environment of the acquired operations. Consistent with SEC guidance, we may exclude PotlatchDeltic's internal controls from our assessment of internal control over financial reporting in our Annual Report on Form 10-K for the year ending December 31, 2026, subject to required disclosures regarding the significance of the excluded operations. We will include PotlatchDeltic's internal controls within the scope of our assessment no later than our Annual Report on Form 10-K for the fiscal year ending December 31, 2027. We have implemented appropriate oversight procedures to monitor internal controls during the integration period. Other than activities related to the integration of PotlatchDeltic, there were no other changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As of September 30, 2026, PotlatchDeltic constituted 61% of the Operating Partnership’s total assets and approximately 52% and 60% of the Operating Partnership’s revenues for the three and nine months ended September 30, 2026, respectively.

PART II.    OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

The information set forth in Note 12 — Contingencies and in Note 13 — Environmental and Natural Resource Damage Liabilities in the “Notes to Consolidated Financial Statements” under Item 1 of Part I of this report is incorporated herein by reference.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Rayonier Inc.
REGISTERED SALES OF EQUITY SECURITIES

From time to time, the Company may issue common shares in exchange for units in the Operating Partnership. Such shares are issued based on an exchange ratio of one common share for each unit, pursuant to the agreement of the Operating Partnership. During the quarter ended September 30, 2026, the Company did not issue any common shares in exchange for units in the Operating Partnership.
ISSUER REPURCHASES OF EQUITY SECURITIES

In December 2024, the Board of Directors authorized a $300 million share repurchase program (the “repurchase program”). Repurchases may occur at management’s discretion from time to time on the open market or through privately negotiated transactions. The repurchase program has no time limit and may be suspended for periods or discontinued at any time. During the third quarter of 2026, the Company repurchased 2,846,914 shares under this program. As of September 30, 2026, $66.2 million remained available for future repurchases, representing approximately 3,606,222 shares based on the period-end closing stock price of $18.36.
On November 3, 2026, the Company’s Board of Directors approved a new $300 million share repurchase authorization, which is incremental to the remaining capacity under the 2024 authorization. See Note 1 — Basis of Presentation for additional information regarding this subsequent event.
The following table provides information regarding our purchases of Rayonier common shares during the quarter ended September 30, 2026:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (c)
July 1 to July 31	1,049,457	$21.53	1,046,801	4,750,108
August 1 to August 31	1,050,435	$21.32	1,050,000	3,954,847
September 1 to September 30	751,398	$19.82	750,113	3,606,222
Total	2,851,290		2,846,914

(a)Includes 4,376 shares repurchased to satisfy tax withholding obligations arising from the vesting of shares under the Rayonier Incentive Stock Plan. The repurchase price for each share was based on the Company’s common share closing price on the respective vesting dates.
(b)Consists of purchases made in open-market transactions under the $300 million share repurchase program announced on December 2, 2024.
(c)The maximum number of shares authorized to be purchased under the repurchase program at the end of July, August and September is based on the month-end closing stock prices of $21.78, $20.50, and $18.36, respectively.

Rayonier, L.P.
UNREGISTERED SALES OF EQUITY SECURITIES

There were no unregistered sales of equity securities made by the Operating Partnership during the quarter ended September 30, 2026.

ISSUER REPURCHASES OF EQUITY SECURITIES

Pursuant to the Operating Partnership’s limited partnership agreement, limited partners have the right to redeem their Operating Partnership units for cash, or at our election, shares of Rayonier Common Stock on a one-for-one basis. During the quarter ended September 30, 2026, no units held by limited partners were redeemed in exchange for shares of Rayonier Common Stock. During the quarter, limited partners tendered 23,754 units for redemption, which the Company elected to settle in cash for approximately $0.5 million. These units, together with the 43,811 units tendered during the second quarter of 2026, settled on their Specified Redemption Dates during the third quarter of 2026 for an aggregate cash amount of approximately $1.4 million. No tendered units remained unsettled as of September 30, 2026.

Item 5.    OTHER INFORMATION
Insider Trading Arrangements and Policies

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

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
101
The following financial information from Rayonier Inc. and Rayonier, L.P.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2026, formatted in Inline Extensible Business Reporting Language (“iXBRL”), includes: (i) the Consolidated Statements of Income and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2026 and 2025 of Rayonier Inc.; (ii) the Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 of Rayonier Inc.; (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the Quarters and Nine Months Ended September 30, 2026 and 2025 of Rayonier Inc.; (iv) the Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025 of Rayonier Inc.; (v) the Consolidated Statements of Income and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2026 and 2025 of Rayonier, L.P.; (vi) the Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 of Rayonier, L.P.; (vii) the Consolidated Statements of Changes in Capital for the Quarters and Nine Months Ended September 30, 2026 and 2025 of Rayonier, L.P.; (viii) the Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025 of Rayonier, L.P.; and (ix) the Notes to Consolidated Financial Statements of Rayonier Inc. and Rayonier, L.P.
Filed herewith
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included as Exhibit 101).	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYONIER INC.

By:	/s/ APRIL TICE
April Tice Senior Vice President and Chief Accounting Officer (Duly Authorized Officer, Principal Accounting Officer)
Date: November 6, 2026

RAYONIER, L.P.

By: RAYONIER INC., its sole general partner

By:	/s/ APRIL TICE
April Tice Senior Vice President and Chief Accounting Officer (Duly Authorized Officer, Principal Accounting Officer)
Date: November 6, 2026